Form 10-Q
period 1993-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1994-01-14
CIK 70502

                                             FORM 10-Q



                                SECURITIES AND EXCHANGE COMMISSION
                                       Washington, DC  20549



                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended November 30, 1993

                                                OR

                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the Transition Period From          To


                                   Commission File Number 1-7102



                     NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                      (Exact name of registrant as specified in its charter)

                        DISTRICT OF COLUMBIA                 52-0891669
                       (State or other jurisdiction of      (I.R.S. Employer
                       incorporation or organization)       Identification No.)


            Woodland Park, 2201 Cooperative Way, Herndon, VA 22071-3025
                       (Address of principal executive offices)



      Registrant's telephone number, including area code (703) 709-6700





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  X   NO

                       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                                         COMBINED BALANCE SHEETS

                                      (Dollar Amounts In Thousands)


                                               A S S E T S
                                                         (Unaudited)
                                                          November 30, 1993       May 31, 1993
Cash                                                   $     21,717              $     55,450

Marketable Securities                                        22,059                         0

Debt Service Investments                                     40,545                    45,611

Loans To Members, net                                     5,411,274                 5,112,471

Receivables                                                  85,643                    87,763

Fixed Assets, net                                            31,135                    31,777

Debt Service Reserve Funds                                  113,134                   116,470

Other Assets                                                 13,671                    14,602

  Total Assets                                         $  5,739,178              $  5,464,144





           The accompanying notes are an integral part of these combined financial statements.

                        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                                         COMBINED BALANCE SHEETS

                                      (Dollar Amounts In Thousands)


                        L I A B I L I T I E S  A N D  M E M B E R S'  E Q U I T Y

                                                           (Unaudited)
                                                          November 30, 1993        May 31, 1993

Notes Payable, due within one year                     $    935,319              $    503,624

Accounts Payable                                             17,560                    18,019

Accrued Interest Payable                                     41,135                    47,822

Long-Term Debt                                            3,229,390                 3,382,284

Other Liabilities                                            40,917                    38,549

Commitments, Guarantees and Contingencies
  (Notes 7, 9, 10 and 11)

Members' Subordinated Certificates:
  Membership subscription certificates                      640,520                   640,520
  Loan and guarantee certificates                           579,001                   575,027

    Total Members' Subordinated Certificates              1,219,521                 1,215,547

Members' Equity (Note 8)                                    255,336                   258,299

  Total Members' Subordinated Certificates
    and Members' Equity                                   1,474,857                 1,473,846

  Total Liabilities and Members' Equity                $  5,739,178              $  5,464,144





           The accompanying notes are an integral part of these combined financial statements.

                                                                            UNAUDITED
                  NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                   COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

                                (Dollar Amounts in Thousands)

              For the Quarters and Six Months Ended November 30, 1993 and 1992





                                                        Quarters Ended      Six Months Ended
                                                         November 30,         November 30,
                                                       1993      1992      1993      1992
Operating Income - Interest on loans to members      $ 82,110  $ 84,684   $162,606  $172,098
  Less-Cost of funds allocated                         64,131    66,009    127,579   135,283

       Gross operating margin                          17,979    18,675     35,027    36,815

Expenses:
  General, administrative and loan processing           4,154     4,121      8,070     8,108
  Provision for loan and guarantee losses (Note 4)      1,875     3,750      3,750     7,500

          Total expenses                                6,029     7,871     11,820    15,608

          Operating margin                             11,950    10,804     23,207    21,207

Nonoperating Income                                       513       272      2,412     1,511

Net Margins Before Extraordinary Loss                  12,463    11,076     25,619    22,718

Extraordinary Loss (Note 13)                                -         -          -    (3,161)

Net Margins                                          $ 12,463  $ 11,076   $ 25,619  $ 19,557



        The accompanying notes are an integral part of these combined financial statements.

                                                                                         (UNAUDITED)
                        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                            COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                                      (Dollar Amounts In Thousands)

                            For the Quarters Ended November 30, 1993 and 1992


                                                                             Other Equities
                                                                                    Patronage Capital
                                                                                     Allocated
                                                             Educa-    Unal-      General
                                                   Member    tional    located    Reserve
                                       Total       ships     Fund      Margins    Fund          Other
Quarter Ended November 30, 1993
 Balance at August 31, 1993           $243,656  $  1,277   $    313   $ 15,444   $   193     $226,429
   Retirement of patronage capital           0         -          -          -         -            -
   Net Margins                          12,463         -          -     12,463         -            -
   Other                                  (783)       23         32          -         -         (838)
 Balance at November 30, 1993         $255,336  $  1,300   $    345   $ 27,907   $   193     $225,591


Quarter Ended November 30, 1992
 Balance at May 31, 1992              $230,064  $  1,203   $    289   $ 10,770   $   476    $217,326
   Retirement of patronage capital           0         -          -          -         -           -
   Net Margins                          11,076         -          -     11,076         -           -
   Other                                    16        16         31          -         -         (31)
  Balance at November 30, 1992        $241,156  $  1,219   $    320  $  21,846   $    476   $217,295





           The accompanying notes are an integral part of these combined financial statements.

                                                                                           (UNAUDITED)

                           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                               COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                                         (Dollar Amounts In Thousands)

                              For the Six Months Ended November 30, 1993 and 1992


                                                                             Other Equities
                                                                                    Patronage Capital
                                                                                     Allocated
                                                             Educa-    Unal-      General
                                                   Member    tion      allocated  Reserve
                                       Total       ships     Fund      Margins    Fund          Other
Six Months Ended November 30, 1993
 Balance at May 31, 1993              $258,299  $  1,247    $   312   $  2,289   $    488    $253,963
   Retirement of patronage capital     (27,984)        -          -          -       (295)    (27,689)
   Net Margins                          25,619         -          -     25,619          -           -
   Other                                  (598)       53         33         (1)         -        (683)
 Balance at November 30, 1993         $225,336  $  1,300    $   345   $ 27,907   $    193    $225,591



Six Months Ended November 30, 1992
 Balance at May 31, 1992              $246,696  $  1,181    $   289   $  2,289   $    483    $242,454
   Retirement of patronage capital     (25,419)        -          -          -         (7)    (25,412)
   Net Margins                          19,557         -          -      19,557         -           -
   Other                                   322        38         31           -         -         253
  Balance at November 30, 1992        $241,156  $  1,219    $   320   $  21,846  $    476    $217,295


             The accompanying notes are an integral part of these combined financial statements.

                                                                                          (UNAUDITED)
                           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                                       COMBINED STATEMENTS OF CASH FLOWS
                                         (Dollar Amounts In Thousands)
                              For the Six Months Ended November 30, 1993 and 1992

                                                                     1993                1992
Cash Flows From Operating Activities:
Accrual basis net margins                                       $    25,619         $    19,557
Add (deduct):
     Provision for loan and guarantee losses                          3,750               7,500
     Depreciation  1,801 1,551
     Amortization of deferred income                                 (9,285)             (5,600)
Add (deduct) changes in accrual accounts:
     Receivables                                                       (269)             (7,605)
     Accounts payable                                                  (259)              1,933
     Accrued interest payable                                        (6,808)             (4,490)
     Deferred Income                                                 10,769              30,646
     Other                                                              264               3,566

            Net cash flows provided by operating activities          25,582              47,058

Cash Flows From Investing Activities:
     Advances made on loans                                        (932,967)           (711,945)
     Principal collected on loans                                   630,413             770,027
     Investment in fixed assets                                        (143)             (4,661)

            Net cash flows used in investing activities            (302,697)             53,421

Cash Flows From Financing Activities:
     Notes payable, net                                             431,695             185,547
     Arbitrage investments, net                                     (22,059)                  -
     Debt service investments, net                                    5,067              13,830
     Proceeds from issuance of long-term debt                        50,934              57,348
     Payments for retirement of long-term debt                     (204,195)           (346,929)
     Proceeds from issuance of Members' Subordinated
            Certificates                                             13,612              10,895
     Payments for retirement of Members' Subordinated
            Certificates                                             (4,622)             (8,052)
     Payments for retirement of patronage capital                   (27,050)            (25,419)

            Net cash flows provided by financing activities         243,382            (112,780)

Net Cash Flows                                                      (33,733)            (12,301)
Beginning Cash                                                       55,450              46,312

Ending Cash                                                     $    21,717         $    34,011

Supplemental Disclosure of Cash Flow Information:
     Cash paid during six months for interest expense           $   134,982         $   141,711

           The accompanying notes are an integral part of these combined financial statements.

          8         Notes to Combined Financial Statements


1.  General Information

    National Rural Utilities Cooperative Finance Corporation ("CFC") is a private, not-for-profit cooperative association which provides supplemental financing and related financial service programs for the benefit of its members. Membership is limited to certain cooperatives, not-for-profit corporations, public bodies and related service organizations, as defined in CFC's Bylaws. CFC is exempt from the payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code.

    CFC's 1,035 members as of November 30, 1993, included 898 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 72 service members and 65 associate members. The Utility Members included 834 distribution systems and 64 generation and transmission systems operating in 46 states and U.S. territories. At December 31, 1992, CFC's member systems served approximately 12.2 million consumers, representing service to an estimated 28.8 million ultimate users of electricity and owned approximately $60.8 billion (before depreciation of $16.4 billion) in total utility plant.

    Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results have been combined with those of CFC in the accompanying financial statements. As of November 30, 1993,
    RTFC had 320    members.  RTFC is a taxable entity under Subchapter T of
    the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

    Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the financing of loans guaranteed by the Rural Electrification Administration ("REA"). GFC's results have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the REA. GFC had two members other than CFC at November 30, 1993. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

    In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of November 30, 1993 and May 31, 1993, and the combined results of operations, cash flows and changes in members' equity for the quarters and six months periods ended November 30, 1993 and 1992.

    The Notes to Combined Financial Statements for the years ended May 31, 1993 and 1992 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 1993, filed on August 23, 1993). Certain items on the May 31, 1993 Combined Balance Sheets have been reclassified to conform with the November 30, 1993 presentation.

    Principles of Combination

    The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of November 30, 1993, CFC had committed to lend RTFC up to $1,150.0 million to fund loans to its members and their affiliates. RTFC had outstanding loans and unadvanced loan commitments totaling $864.3 million and $598.9 million as of November 30, 1993 and May 31, 1993, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

                                                            At November 30,       At May 31,
                                                                 1993                1993
                                                              (Dollar Amounts In Thousands)
                    Outstanding loans to members and
                      their affiliates                      $     489,047       $     460,864
                    Total assets                                  567,821             529,562
                    Notes payable to CFC                          489,047             460,864
                    Total liabilities                             498,486             467,062
                    Members' Equity and
                      Subordinated Certificates                    69,335              62,500

                                                          For the Six Months Ended November 30,
                                                                 1993                1992
                                                              (Dollar Amounts In Thousands)
                    Operating income                        $      13,983       $      14,204
                    Net margins                                       898                 749

    As of November 30, 1993 and May 31, 1993, CFC had loaned GFC $290.8 million to fund the purchase of REA guaranteed loans from CFC. Summary financial information relating to GFC included in the combined financial statements as of November 30, 1993 and May 31, 1993 and for the six months ended November 30, 1993 is presented below:

                                                            At November 30,       At May 31,
                                                                 1993                1993
                                                              (Dollar Amounts In Thousands)
         Outstanding loans to members                       $     283,560       $     286,460
         Total assets                                             297,694             300,636
         Notes payable to CFC                                     290,780             294,548
         Total liabilities                                        296,277             299,953
         Members' Equity                                            1,417                 683

                                                           For the Six Months ended November 30,
                                                                 1993                1992
                                                              (Dollar Amounts In Thousands)
         Operating income                                   $       5,625       $       5,906
         Net margins                                                  734                 475

    Unless stated otherwise, references to CFC relate to CFC, RTFC and GFC on a combined basis.

2.  Debt Service Account

    A provision of the indenture governing the issuance of Collateral Trust Bonds requires monthly deposits into a debt service account held by the trustee, generally in amounts equal to one-twelfth of the total annual interest payments, annual sinking fund payments and the principal amount of bonds maturing within one year. These deposits may be invested in permitted investments, as defined in the indenture (generally bank certificates of deposit and prime rated commercial paper).

3.  Loans Pledged as Collateral to Secure Collateral Trust Bonds

    As of November 30, 1993 and May 31, 1993, mortgage notes representing approximately $1,082.3 million and $1,301.7 million, respectively, of outstanding long-term loans to members were pledged as collateral to secure CFC's Collateral Trust Bonds. The indenture for Collateral Trust Bonds requires that CFC pledge eligible mortgage notes (or other permitted assets) as collateral at least in the amount of the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement, CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding. At November 30, 1993 and May 31, 1993, CFC had Collateral Trust Bonds outstanding totaling $746.3 million and $895.7 million, respectively.

4.  Allowance for Loan and Guarantee Losses

    CFC maintains an allowance for loan and guarantee losses at a level considered to be adequate in relation to the quality and size of its loans and guarantees outstanding. It is CFC's policy to review periodically its loans and guarantees and to make adjustments to the allowance as necessary. The allowance is based on estimates, and accordingly, actual loan and guarantee losses may differ from the allowance amount. As of November 30, 1993 and May 31, 1993, such allowance was $176.3 million and $172.6 million respectively.

5.  Members' Subordinated Certificates

    Members' Subordinated Certificates are subordinated obligations purchased by members as a condition of membership and in connection with CFC's extension of long-term loans and guarantees to them. Those issued as a condition of membership (Subscription Capital Term Certificates) generally mature 100 years from issuance date and bear interest at 5% per annum. The other certificates either mature 46 to 50 years from issuance or amortize proportionately with the credit extended, and either are non-interest-bearing or bear interest at varying rates.

    The proceeds from certain non-interest-bearing subordinated certificates issued in connection with CFC's guarantees of tax-exempt bonds are pledged by CFC to the debt service reserve fund established in connection with the bond issue, and any earnings from the investment of the fund inure solely to the benefit of the member.

6.  Credit Arrangements

    As of November 30, 1993 and May 31, 1993, CFC had two revolving credit agreements totaling $2,900.0 million with 52 banks, including Morgan Guaranty Trust Company of New York as Administrative Agent and Arranger and the Bank of Nova Scotia as Managing Agent. These credit facilities were arranged principally to provide liquidity support for CFC's outstanding commercial paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed and agreed to purchase for the benefit of its members.

    Under the respective revolving credit agreements, CFC can borrow up to $2,030.0 million until June 3, 1996 (the "three-year facility"), and $870.0 million until May 27, 1994 (the "365-day facility"). Any amounts outstanding will be due on those dates. In connection with the three-year facility, CFC pays a per annum facility/commitment fee of .225 of 1%. The per annum facility fee for the 364-day facility is .15 of 1%. If CFC's short-term ratings decline, these fees may be increased by no more than .2125 of 1%. Borrowings under both agreements will be at one or more rates as defined in the agreements, as selected by CFC.

    The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,329.7 million (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund REA guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated debt and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. Provided that, CFC is in compliance with these financial covenants

    (including that CFC has no material contingent or other liability or material litigation that were not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreenents until the termination date. As of November 30, 1993 and May 31, 1993, CFC was in compliance with all covenants and conditions.

    As of November 30, 1993 and May 31, 1993, there were no borrowings outstanding under the revolving credit agreements. At November 30, 1993 and May 31, 1993, CFC reclassified $2,030.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,030.0 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the three-year facility, subject to the conditions therein.


7.  Unadvanced Loan Commitments

    As of November 30, 1993 and May 31, 1993, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

                                                              (Dollar Amounts In Thousands)
                                                            November 30, 1993    May 31, 1993
         Long-term                                          $     983,517       $   1,075,386
         Intermediate-term                                        345,903             380,819
         Short-term                                             2,709,797           2,605,047
         Telecommunications                                       375,289             138,074
         Associate Member                                          52,024              57,649
         Nonperforming                                             23,500              23,500
         Restructured                                              20,000              26,500
           Total unadvanced loan
             commitments                                    $   4,510,030       $   4,306,975

    Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. CFC may require additional information to assure itself that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the documents supplied to CFC. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for loan commitments are identical to those for advanced loans.

8.  Retirement of Patronage Capital

    Patronage capital in the amount of $28.0 million was retired on August 2, 1993, representing CFC's 1987 allocations. Patronage capital allocated with respect to prior fiscal years was retired previously.

    Future retirements of patronage capital allocated to patrons may be made as determined by CFC's Board of Directors with due regard for CFC's financial condition.

9.  Guarantees

    As of November 30, 1993 and May 31, 1993, CFC had guaranteed the following contractual obligations of its members:

                                                              (Dollar Amounts In Thousands)
                                                          November 30, 1993      May 31, 1993
Long-term tax-exempt bonds (A)                              $   1,534,150       $   1,576,230
Debt portions of leveraged lease
 transactions (B)                                                 662,190             670,463
Indemnifications of tax benefit
 transfers (C)                                                    425,685             436,860
Other guarantees (D)                                              131,608             130,178

     Total guarantees                                       $   2,753,633       $   2,813,731

    (A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. Of the amounts shown, $1,172.0 million and $1,120.8 million as of November 30, 1993 and May 31, 1993, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

    (B) CFC has unconditionally guaranteed the repayment of debt raised by National Cooperative Services Corporation ("NCSC") for leveraged lease transactions.

    (C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease. Although one lease is currently not at its maximum, the maximum aggregate amount guaranteed by CFC will continue to decrease over the remaining lives of the leases. The maximum at November 30, 1993 was $429.3 million.

    (D) At November 30, 1993 and May 31, 1993, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $34.9 million and $35.5 million.

10. Interest Rate Exchange Agreements

    As of November 30, 1993 and May 31, 1993, CFC had $130.0 million outstanding in interest rate exchange agreements. Under these agreements, CFC pays fixed rates of interest and receives interest based on floating rates, the net result of which is included in the cost of funds.

11. Contingencies

    (A) At November 30, 1993 and May 31, 1993, nonperforming loans in the amount of $54.5 million and $55.8 million, respectively, were on a nonaccrual basis with respect to interest income. At November 30, 1993 and May 31,
         1993, the total amount of restructured debt was $156.2 million and $172.9 million, respectively. CFC elected to apply all principal and interest payments received against outstanding amounts on restructured debt of $85.3 million and $100.3 million, respectively. At November 30, 1993 and May 31, 1993, CFC had committed to lend $23.5 million and $23.5 million, and $20.0 million and $26.5 million to nonperforming and restructured borrowers, respectively.

     B) On May 23, 1985, Wabash Valley Power Association, Inc. ("WVPA") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in connection with the canceled Marble Hill plant construction.

         On August 7, 1991, the Bankruptcy Court confirmed WVPA's reorganization plan pending approval of rates as contemplated in the plan. WVPA's plan is currently under appeal by REA. Depending on the final terms of a plan of reorganization, CFC could be obligated to pay REA a pro-rata amount (estimated at 78%) of the debt service payments plus interest made by WVPA on the $25 million in tax-exempt bonds since the bankruptcy petition date.

         In May 1993, CFC advanced a $24.4 million variable interest rate secured loan to WVPA, which was used to effect an early redemption of the tax-exempt bonds guaranteed by CFC. As WVPA is operating under the Bankruptcy Court, CFC has placed this loan on a non-accrual basis with respect to interest income recognition. The loan is classified as nonperforming. As of November 30, 1993, $23.8 million was outstanding to WVPA.

         Based on WVPA's preliminary reorganization plan, management believes that CFC has adequately reserved for any potential loss.

    (C) Deseret Generation & Transmission Co-operative ("Deseret") and its major creditors entered into an Agreement Restructuring Obligations ("ARO") document that restructured Deseret's debt obligation to REA, CFC and certain other creditors, including certain lease payments due on the Bonanza Power Plant. The ARO, which closed in January 1991 with an effective date of January 1, 1989, provides for the reduction of Deseret's debt service and rental obligations on the Bonanza Power Plant until 1996 when large sales of power are intended to commence.

         However, these sales of power are largely contingent upon market supply/demand factors for power and the competitive cost of delivered power, as well as the construction/availability of transmission facilities and/or other options available to potential purchasers.

         Under the ARO assumptions, CFC expects to fund Deseret's cash flow shortfalls estimated to total $117 million until at least 1996 under its various guarantees of debt obligations. Deseret's ability to generate enough cash flow to service its current debt and rental payments as well as to begin repayment of the shortfall funded by CFC thereafter depends on whether it is able to make the large power sales on which the ARO is premised. Since the ARO, Deseret's cash flow projections have been revised to reflect a more current expectation of
         power sales.   As a result of these changes, Deseret is expected to be
         unable to satisfy its payment obligations under the ARO in 1996. If payments are not made according to the ARO, the ARO will be amended or CFC may exercise its remedies under its various guarantees. At November 30, 1993, CFC had funded $67.6 million of the shortfall.

         In addition to or in lieu of power sales as contemplated in the ARO, Deseret is currently negotiating the terms for the sale of its interest in the Hunter II coal fired plant. Any sale of the plant must be approved by CFC.

         CFC has placed all loans to Deseret on a nonaccrual basis with respect to interest income recognition. CFC does not anticipate interest income recognition on the outstanding loans until Deseret's power sales produce cash flow sufficient to service all debts.

         As part of a separate agreement, in conjunction with the ARO, CFC will be obligated to repay out of payments by Deseret $25.9 million (plus interest) received from a party to the Bonanza Lease transaction to cover shortfalls in the July 1989, January 1990 and July 1990 lease payments which were funded by that party. This amount will be repaid after the available annual cashflow exceeds the debt repayment requirements as defined in the ARO (i.e., CFC is no longer required to fund a shortfall).

         As of November 30, 1993, CFC had approximately $446.7 million in current credit exposure on behalf of Deseret consisting of $85.3 million in secured loans, and $361.4 million for secured guarantees by CFC of various direct and indirect obligations of Deseret. CFC's guarantees include $9.8 million in tax-benefit indemnifications, $13.2 million for tax-exempt bonds and $39.2 million relating to mining equipment for a coal supplier of Deseret. The remainder of CFC's guarantee is for semiannual debt service payments on $299.2 million of bonds issued in a $655 million leveraged lease financing of a generating station in 1985. Under the ARO, CFC has also provided Deseret a $20.0 million five-year senior secured line of credit. At November 30, 1993, there was no balance outstanding under this line of credit.

         CFC believes that given the underlying collateral value and the terms of the ARO, it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

    (D) Soyland Power Cooperative ("Soyland") has been experiencing cash flow shortfalls due to an inability to raise wholesale rates to a level sufficient to cover all debt service payments and operating expenses. During the past year, CFC provided Soyland $30 million in senior secured lines of credit to help alleviate the shortfalls.

         On December 17, 1993, Soyland and its secured creditors, CFC and REA, completed a long-term debt restructuring to alleviate Soyland's expected long-term cash flow shortfalls.

         The key terms of the restructuring are that CFC will provide a 10 year, $30 million senior secured line of credit as well as a senior secured $30 million construction loan for projects in the next five years. CFC believes that given the underlying collateral value of its secured loans to Soyland, it has adequately reserved for any potential loss on its existing loans and no losses are anticipated on the new senior secured loans CFC is proposing to make.

         At November 30, 1993, CFC had $49.4 million in outstanding long-term loans to Soyland which were secured equally and ratably with the REA on all assets and future revenues of Soyland. In addition, CFC had advanced $30.0 million in senior secured lines of credit under the restructure agreement. These lines of credit are to be paid before all other secured debt. CFC also had $387.5 million in loans to Soyland which are guaranteed by the U.S. Government.

12. Loans Guaranteed by REA

    At November 30, 1993, CFC held $488.6 million in Trust Certificates related to the refinancings of Federal Financing Bank loans. These Trust Certificates are supported by payments from certain CFC Power Supply members whose payments are guaranteed by the United States Government acting through REA.

13. Extraordinary Loss

    For the six months ended November 30, 1992, CFC recorded an extraordinary loss of $3.16 million for the optional prepayment premium related to the early retirement of 9.75%, Series F Collateral Trust Bonds which was effected on September 3, 1992.

Part I. Item 2.

                    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations


Changes in Financial Condition

Total assets increased by $275.1 million, or 5.0%, to $5,739.2 million at November 30, from $5,464.1 million at May 31. This increase was due to a $298.8 million or 5.8% increase in net loans outstanding to members from $5,112.5 at May 31, to $5,411.3 at November 30. The amount of CFC's other assets were generally stable with the exception of an $11.6 million decrease to cash and marketable securities and a $5.1 million decrease in the debt service account.


At November 30, net loans comprised 94.3% of total assets, compared to 93.6% at May 31. Long-term loans were 86.0% of gross loans at November 30, compared to 89.2% at May 31. At November 30, 44.6% of long-term loans carried a fixed interest rate, while the remaining 55.4% had rates that were adjusted monthly or semi-monthly, compared to 44.4% with a fixed rate at May 31. FFB refinancing loans, which are guaranteed by the United States Government, increased by $190.9 million to $488.6 million at November 30, from $297.7 million at May 31. Loans guaranteed by the United States Government represented 8.7% of gross loans at November 30, compared to 5.6% at May 31. Nonperforming and restructured loans represented 3.8% of gross loans at November 30 and 4.3% of gross loans at May
31. At November 30, $214.7 million or 3.8% of gross loans were unsecured, compared to $199.2 million and 3.8% at May 31. Substantially all other loans were secured pro-rata with other lenders (primarily REA), by all assets and future revenues of the borrower.

As of November 30, CFC had provided $2,753.6 million in guarantees to its members, a decrease of $60.1 million from $2,813.7 million at May 31. This decrease was due to the defeasance and replacement of a $22.1 million tax-exempt financing with a long-term loan for one member and to the defeasance and replacement with new financing of four other tax-exempt issues for a net decrease of $8.2 million. The remaining $29.8 million was due to scheduled payments and lease obligation reductions. All guarantees are secured on a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets.
CFC's top ten borrowers had $2,520.7 million of loans and guarantees outstanding at November 30. No single borrower had more than 5.5% of the total credit exposure. By policy, CFC limits its credit exposure, loans and guarantees, to any one borrower.

At November 30, CFC had committed to lend $4,510.0 million, an increase of $203.0 million over the $4,307.0 million it had committed to lend at May 31. This increase is due to recent loans approved for telecommunication system members. These loans will be used to finance the purchase of properties, by RTFC members, from two large telecommunication companies that have been divesting their holdings. Most unadvanced commitments contain a material adverse change clause. Because much of CFC's commitments are provided for operational backup liquidity, CFC does not anticipate funding the total outstanding amount.

During the six months ended November 30, total liabilities and members' equity increased by $275.1 million or 5.0%. The increase was due to an increase of $431.7 million in notes payable, offset by a $152.9 million decrease in long-term debt outstanding. The increase in notes payable was required to fund the increase in loans outstanding and to effect the early redemption of the series Q collateral trust bonds in June.

The allowance for loan and guarantee losses increased by $3.7 million from $172.6 million at May 31, to $176.3 million at November 30. At November 30, the allowance represented 3.2% of gross loans, 323.5% of nonperforming loans and
83.7% of nonperforming and restructured loans.   The allowance is periodically
reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions. As of November 30, management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

In late July 1993, REA selected borrowers that would be eligible to apply for up to $350.0 million in principal repayments on their FFB loans, without penalty. During the six months ended November 30, CFC has made $193.7 million in loans to two members for such repayments. It is anticipated that an additional loan will be made early in calendar 1994.

On September 16, 1993, the REA published preliminary regulations governing the prepayment of existing REA loans at a discount based on the government's cost of capital. While the comment period ended October 18, 1993, final regulations have not yet been issued. Some of CFC's members have expressed an interest in this program, but until final regulations have been issued, it is difficult for the members to evaluate the benefits of pursuing a buyout of their REA notes, and it is difficult for CFC to predict the volume of loans it would expect to make under such a program.

Changes in Results of Operations

CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the six months ended November 30, 1993, CFC achieved a Times Interest Earned Ratio ("TIER") of 1.20, an increase over the 1.14 for the six months ended November 30, 1992. TIER for the six months ended November 30, 1992, was adversely affected by an extraordinary loss for the early redemption of the series F collateral trust bonds. In addition, the provision for loan and guarantee losses for the six months ended November 30, 1992 was $7.5 million, compared to $3.7 million for the six months ended November 30, 1993. TIER achieved excluding the extraordinary loss and the loan and guarantee loss provision would have been 1.23 and 1.20 for the six months ended November 30, 1993 and 1992, respectively.

During the six months ended November 30, 1993, CFC was able to reduce its total operating expenses and provision for loan and guarantee losses by 18 basis points ("bp"- cost expressed as a percentage of average loans outstanding) from 62 bp at November 30, 1992 to 44 bp at November 30, 1993. This reduction was due primarily to the above mentioned reduction in the loan and guarantee loss provision, an increase in loans outstanding and a reduction in departmental operating expenses from 32 bp at November 30, 1992 to 30 bp at November 30, 1993. Another factor contributing to the increased TIER was an increase in nonoperating income of $0.9 million to $2.4 million for the six months ended November 30, 1993, compared to $1.5 million for the six months ended November 30, 1992. The reduction in expenses and the increase in nonoperating income were offset by a 15 bp reduction in gross margins from 145 bp at November 30, 1992 to 130 bp at November 30, 1993. The reduction in gross margins is a result of CFC passing on the cost savings obtained by the early redemption of high cost collateral trust bonds and to the economies of scale available to a larger loan portfolio.

TIER for the quarters ended November 30, 1993 and 1992 were 1.19 and 1.17, respectively. TIER excluding the loan and guarantee loss provision would have been 1.22 and 1.23 for the quarters ended November 30, 1993 and 1992, respectively.

Liquidity and Capital Resources

At November 30, CFC had $2,900 million in available credit, $2,030 million of which was available until May 1996 and $870 million available until May 1994. As of November 30, CFC was in compliance with all covenants and conditions to borrowing. In addition, CFC had $95 million of short-term bank lines of credit available at November 30.

As of November 30, CFC had SEC shelf registrations for Collateral Trust Bonds and Medium-Term Notes for $300.0 million and $444.8 million, respectively.

Member invested funds, including the loan and guarantee loss allowance, at November 30, were $2,966.7 million or 51.0% of CFC's total capitalization compared to $2,961.8 million or 53.5% at May 31, 1993 (long- and short-term debt outstanding, members' certificates and equity and the loan loss reserve). The dollar amount of member invested funds has remained fairly constant over the six months ended November 30, but the increase in loans outstanding funded primarily with dealer commercial paper has caused a decrease in the percentage of member invested funds to total capitalization.

CFC's leverage ratio was 4.43 at November 30, an increase over the 4.41 reported at May 31. The increase in the leverage ratio was due to the increase in short-term debt required to fund the increase in loans outstanding and the retirement of $28.0 million in patronge capital certificates in August offset by fiscal year to date net margins of $25.6 million.

Part II



Item 1, Legal Proceedings.
                         None.

Item 2, Changes in Securities.
                         None.

Item 3, Defaults upon Senior Securities.
                         None.

Item 4, Submission of Matters to a Vote of Security Holders.
                         None.

Item 5, Other Information.
               None.

Item 6, A.  Exhibits
               None.

           B.  Reports on Form 8-K.
               None.

                                    Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NATIONAL RURAL UTILITIES
                                  COOPERATIVE FINANCE CORPORATION






                                 /s/  Steven L. Lilly
                                 Assistant Secretary-Treasurer and
                                 Chief Financial Officer

January 14, 1994



                                 /s/  Angelo M. Salera
                                 Controller (Principal Accounting Officer)


January 14, 1994