Form 10-Q
period 1994-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1994-04-14
CIK 70502

                                               FORM 10-Q



                                  SECURITIES AND EXCHANGE COMMISSION
                                         Washington, DC  20549



                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the Quarterly Period Ended February 28, 1994

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

                                                  Page 1 of 21

                      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                                             COMBINED BALANCE SHEETS

                                          (Dollar Amounts In Thousands)


                                                   A S S E T S

                                            (Unaudited)
                                            February 28, 1994            May 31, 1993
Cash                                        $        17,002          $        55,450

Marketable Securities                                25,000                        0

Debt Service Investments                             44,815                   45,611

Loans To Members, net                             5,685,923                5,112,471

Receivables                                          80,085                   87,763

Fixed Assets, net                                    30,766                   31,777

Debt Service Reserve Funds                          107,095                  116,470

Other Assets                                         12,730                   14,602

           Total Assets                     $     6,003,416          $     5,464,144



The accompanying notes are an integral part of these combined financial statements.


                        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                                         COMBINED BALANCE SHEETS

                                      (Dollar Amounts In Thousands)

                     L I A B I L I T I E S   A N D   M E M B E R S'  E Q U I T Y


                                               (Unaudited)
                                               February 28, 1994         May 31, 1993
Notes Payable, due within one year (Note 6)    $     1,307,643       $       503,624

Accounts Payable                                        17,212                18,019

Accrued Interest Payable                                45,217                47,822

Long-Term Debt                                       3,119,679             3,382,284

Other Liabilities                                       37,479                38,549

Commitments, Guarantees and Contingencies
  (Notes 7, 9, 10 and 11)

Members' Subordinated Certificates (Note 5):
  Membership subscription certificates                 640,520               640,520
  Loan and guarantee certificates                      577,958               575,027

    Total Members' Subordinated Certificates         1,218,478             1,215,547

Members' Equity (Note 8)                               257,708               258,299

  Total Members' Subordinated Certificates
    and Members' Equity                              1,476,186             1,473,846

  Total Liabilities and Members' Equity        $     6,003,416       $     5,464,144





The accompanying notes are an integral part of these combined financial statements.


                                                                                          (UNAUDITED)
                            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                             COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

                                          (Dollar Amounts in Thousands)

                        For the Quarters and Nine Months Ended February 28, 1994 and 1993



                                                             Quarters Ended          Nine Months Ended
                                                              February 28,             February 28,
                                                            1994         1993         1994         1993
Operating Income - Interest on loans to members         $  83,317    $  82,933    $  245,923   $  255,031
  Less-Cost of funds allocated                             65,338       65,303       192,917      200,586

           Gross operating margin                          17,979       17,630        53,006       54,445

Expenses:
  General, administrative and loan processing               4,141        4,178        12,211       12,286
  Provision for loan and guarantee losses (Note 4)         11,875        3,750        15,625       11,250

           Total expenses                                  16,016        7,928        27,836       23,536

           Operating margin                                 1,963        9,702        25,170       30,909

Nonoperating Income                                         1,056        1,324         3,468        2,835

Net Margins Before Extraordinary Loss                       3,019       11,026        28,638       33,744

Extraordinary Loss (Note 13)                                    0            0             0       (3,161)

Net Margins                                             $   3,019    $  11,026    $   28,638   $   30,583



The accompanying notes are an integral part of these combined financial statements.

                                                                                          (UNAUDITED)



                             NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                                 COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                                           (Dollar Amounts In Thousands)

                                 For the Quarters Ended February 28, 1994 and 1993

                                                                                     Other Equities
                                                                                              Patronage Capital
                                                                                                   Allocated
                                                                   Educa-        Unal-      General
                                                      Member-      tional       located     Reserve
                                          Total        ships        Fund        Margins       Fund         Other
Quarter Ended February 28, 1994
 Balance at November 30, 1993         $  255,336   $   1,300   $      345   $   27,907   $      193   $  225,591
   Retirement of patronage capital          (670)                                                           (670)
   Net Margins                             3,019                                 3,019
   Other                                      23          19                         1                         3
 Balance at February 28, 1994         $  257,708   $   1,319   $      345   $   30,927   $      193   $  224,924


Quarter Ended February 28, 1993
 Balance at November 30, 1992         $  241,156   $   1,219   $      320   $   21,846   $      476   $  217,295
   Retirement of patronage capital        (1,218)                                                         (1,218)
   Net Margins                            11,026                                11,026
   Other                                      12          12
  Balance at February 28, 1993          $250,976   $   1,231   $      320   $   32,872   $      476   $  216,077





                The accompanying notes are an integral part of these combined financial statements.



                                                                                          (UNAUDITED)

                             NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                                 COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                                           (Dollar Amounts In Thousands)

                               For the Nine Months Ended February 28, 1994 and 1993

                                                                                     Other Equities
                                                                                              Patronage Capital
                                                                                                   Allocated
                                                                   Educa-        Unal-      General
                                                      Member-      tional       located     Reserve
                                         Total         ships        Fund        Margins       Fund         Other
Nine Months Ended February 28, 1994
 Balance at May 31, 1993              $  258,299   $   1,247   $      312   $    2,289   $      488   $  253,963
   Retirement of patronage capital       (28,654)                                              (295)     (28,359)
   Net Margins                            28,638                                28,638
   Other                                    (575)         72           33                                   (680)
 Balance at February 28, 1994         $  257,708   $   1,319   $      345   $   30,927   $      193   $  224,924



Nine Months Ended February 28, 1993
 Balance at May 31, 1992              $  246,696   $   1,181   $      289   $    2,289   $      483   $  242,454
   Retirement of patronage capital       (26,637)                                                (7)     (26,630)
   Net Margins                            30,583                                30,583
   Other                                     334          50           31                                    253
  Balance at February 28, 1993          $250,976   $   1,231   $      320   $   32,872   $      476   $  216,077





                The accompanying notes are an integral part of these combined financial statements.

                                                                                          (UNAUDITED)
                             NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                                         COMBINED STATEMENTS OF CASH FLOWS
                                           (Dollar Amounts In Thousands)

                               For the Nine Months Ended February 28, 1994 and 1993

                                                                        1994                1993
Cash Flows From Operating Activities:
Accrual basis net margins                                         $    28,638         $    30,583
Add (deduct):
     Provision for loan and guarantee losses                           15,625              11,250
     Depreciation  2,814 2,564
     Amortization of deferred income                                  (14,189)             (8,804)
Add (deduct) changes in accrual accounts:
     Receivables                                                       10,292              10,358
     Accounts payable                                                    (540)              1,741
     Accrued interest payable                                          (2,912)             (4,407)
     Deferred Income                                                   13,755              20,844
     Other                                                             (4,692)              4,506

            Net cash flows provided by operating activities            48,791              68,635

Cash Flows From Investing Activities:
     Advances made on loans                                        (1,624,083)         (1,115,863)
     Principal collected on loans                                   1,035,005           1,074,876
     Investment in fixed assets                                          (159)             (4,703)

            Net cash flows used in investing activities              (589,237)            (45,690)
Cash Flows From Financing Activities:
     Notes payable, net                                               804,019             262,239
     Arbitrage Investments, net                                       (25,000)                  0
     Debt service investments, net                                        797              51,609
     Proceeds from issuance of Long-Term Debt                         104,617              78,916
     Payments for retirement of long-term debt                       (368,306)           (403,474)
     Proceeds from issuance of Members' Subordinated
            Certificates                                               24,473              26,436
     Payments for retirement of Members' Subordinated
            Certificates                                               (9,481)            (15,632)
     Payments for retirement of patronage capital                     (29,121)            (26,632)

            Net cash flows provided by financing activities           501,998             (26,538)

Net Cash Flows                                                        (38,448)             (3,593)
Beginning Cash                                                         55,450              46,312

Ending Cash                                                       $    17,002         $    42,719

Supplemental Disclosure of Cash Flow Information:
     Cash paid during nine months for interest expense            $   196,622         $   207,287

                The accompanying notes are an integral part of these combined financial statements.

                                      Notes to Combined Financial Statements


1.General Information

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

  CFC's 1,035 members as of February 28, 1994, included 899 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 71 service members and 65 associate members. The Utility Members included 834 distribution systems and 65 generation and transmission systems operating in 46 states and U.S. territories. At December 31, 1992, CFC's member systems served approximately 12.2 million consumers, representing service to an estimated 28.8 million ultimate users of electricity and owned approximately $60.8 billion (before depreciation of $16.4 billion) in total utility plant.

  Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of provid-ing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results have been combined with those of CFC in the accompanying financial statements. As of February 28, 1994, RTFC had 335 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

  Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991.
  GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of certain loans guaranteed by the Rural Electrification Administration ("REA"). GFC's results have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the REA. GFC had three members other than CFC at February 28, 1994. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

  In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of February 28, 1994 and May 31, 1993, and the combined results of operations, cash flows and changes in members' equity for the quarters ended February 28, 1994 and 1993.

  The Notes to Combined Financial Statements for the years ended May 31, 1993 and 1992 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 1993, filed on August 23, 1993). Certain items from the May 31, 1993 Combined Balance Sheets have been reclassified to conform with the February 28, 1994 presentation.

  Principles of Combination

  The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of February 28, 1994, CFC had committed to lend RTFC up to $1,150 million to fund loans to its members and their affiliates. RTFC had outstanding loans and unadvanced loan commitments totaling $1,019.1 million and $598.9 million as of February 28, 1994 and May 31, 1993, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

                                                        February 28,     May 31,
                                                           1994           1993
                                                      (Dollar Amounts In Thousands)
               Outstanding loans to members and
               thier affiliates                         $   515,594   $   460,864
               Total assets                                 600,544       529,562
               Notes payable to CFC                         515,594       460,864
               Total liabilities                            525,405       467,062
               Members' Equity and
                 Subordinated Certificates                   75,139        62,500

                                                      For the Nine Months Ended
                                                        February 28,  February 28,
                                                           1994           1993
                                                      (Dollar Amounts In Thousands)
               Operating income                         $    21,156   $    21,237
               Net margins                                    1,360         1,134

  As of February 28, 1994 and May 31, 1993, CFC had loans outstanding to GFC in the amount of $280.8 million and $286.5 million, respectively to fund the purchase of REA guaranteed loans from CFC. Summary financial information relating to GFC included in the combined financial statements as of February 28, 1994 and May 31, 1993 and for the nine months ended February 28, 1994 is presented below:

                                                        February 28,     May 31,
                                                           1994           1993
                                                      (Dollar Amounts In Thousands)
               Outstanding loans to members             $   280,760   $   286,460
               Total assets                                 291,947       300,636
               Notes payable to CFC                         287,980       294,548
               Total liabilities                            291,139       299,953
               Members' Equity                                  808           683

                                                      For the Nine Months ended
                                                        February 28,  February 28,
                                                           1994           1993
                                                           (Dollar Amounts In Thousands)
Operating income                                        $     8,312   $     8,556
Net margins                                                     794           702


  Unless stated otherwise, references to CFC relate to CFC, RTFC and GFC on a combined basis.

2.Debt Service Account

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

3.Loans Pledged as Collateral to Secure Collateral Trust Bonds

  As of February 28, 1994 and May 31, 1993, mortgage notes representing approximately $723.8 million and $1,301.7 million, respectively, of out-standing long-term loans to members were pledged as collateral to secure CFC's Collateral Trust Bonds. The indenture for Collateral Trust Bonds requires that CFC pledge eligible mortgage notes (or other permitted assets) as collateral at least in the amount of the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement, CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstand-ing. At February 28, 1994 and May 31, 1993, CFC had Collateral Trust Bonds outstanding totaling $643.3 million and $895.7 million, respectively.

4.Allowance for Loan and Guarantee Losses

  CFC maintains an allowance for loan and guarantee losses at a level consider-ed to be adequate in relation to the quality and size of its loans and guarantees outstanding. It is CFC's policy to review periodically its loans and guarantees and to make adjustments to the allowance as necessary. The allowance is based on estimates, and accordingly, actual loan and guarantee losses may differ from the allowance amount. As of February 28, 1994 and May 31, 1993, such allowance was $188.2 million and $172.6 million, respectively.

5.Members' Subordinated Certificates

  Members' Subordinated Certificates are subordinated obligations purchased by members as a condition of membership and in connection with CFC's extension of long-term loans and guarantees. Those issued as a condition of membership (Subscription Capital Term Certificates) generally mature 100 years from issuance date and bear interest at 5% per annum. The other certificates either mature 46 to 50 years from issuance or amortize proportionately with the credit extended, and either are non-interest-bearing or bear interest at varying rates.

  The proceeds from certain non-interest-bearing subordinated certificates issued in connection with CFC's guarantees of tax-exempt bonds are pledged by CFC to the debt service reserve fund established in connection with the bond issue, and any earnings from the investment of the fund inure solely to the benefit of the member.

6.Credit Arrangements

  As of February 28, 1994 and May 31, 1993, CFC had two revolving credit agreements totaling $2,900.0 million with 52 banks, including Morgan Guaranty Trust Company of New York as Administrative Agent and Arranger and the Bank of Nova Scotia as Managing Agent. These credit facilities were arranged principally to provide liquidity suport for CFC's outstanding commercial paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed and agreed to purchase for the benefit of its members.

  Under the respective revolving credit agreements, CFC can borrow up to $2,030.0 million until June 3, 1996 (the "three-year facility"), and $870.0 million until May 27, 1994 (the "365-day facility"). Any amounts outstanding will be due on those dates. In connection with the three-year facility, CFC pays a per annum facility/commitment fee of .225 of 1%. The per annum facility fee for the 364-day facility is .15 of 1%. If CFC's short-term ratings decline, these fees may be increased by no more than .2125 of 1%. Borrowings under both agreements will be at one or more rates as defined in the agreements, as selected by CFC. In connection with the 365 facility, it is contemplated that CFC will extend the maturity date to May 31, 1995, prior to its maturity.

  The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,329.7 million (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least
  1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incur-red to fund REA guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and Subordinated debt and restricts, with certain excep-tions, the creation by CFC of liens on its assets and certain other conditions to borrowing. Provided that CFC is in compliance with these financial covenants

  (including that CFC has no material contingent or other liability or material litigation that were not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination date. As of February 28, 1994 and May 31, 1993, CFC was in compliance with all covenants and conditions.

  As of February 28, 1994 and May 31, 1993, there were no borrowings outstand-ing under the revolving credit agreements. At February 28, 1994 and May 31, 1993, CFC reclassified $2,030.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,030.0 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the three-year facility, subject to the conditions therein.

7.Unadvanced Loan Commitments

  As of February 28, 1994 and May 31, 1994, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

                                                     (Dollar Amounts In Thousands)

                                                     February 28, 1994        May 31, 1993
              Long-term                            $      1,329,537       $      1,075,386
              Intermediate-term                             297,824                380,819
              Short-term                                  2,769,414              2,605,047
              Telecommunications                            503,525                138,074
              Associate Member                               54,436                 57,649
              Nonperforming                                   1,300                 23,500
              Restructured                                   90,800                 26,500
                Total unadvanced loan
                  commitments                      $      5,046,836       $      4,306,975

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


8.Retirement of Patronage Capital

  Patronage capital in the amount of $28.0 million was retired on August 2, 1993, representing CFC's 1987 allocations. Patronage capital allocated with respect to prior fiscal years was retired previously.

  Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's Board of Directors with due regard for CFC's financial condition.

9.Guarantees

  As of February 28, 1994 and May 31, 1993, CFC had guaranteed the following contractual obligations of its members:

                                                   (Dollar Amounts In Thousands)

                                             February 28, 1994      May 31, 1993

Long-term tax-exempt bonds (A)             $      1,497,775       $      1,576,230
Debt portions of leveraged lease
 transactions (B)                                   675,132                700,841
Indemnifications of tax benefit
 transfers (C)                                      417,924                436,860
other guarantees (E)                                101,562                 99,800


     Total guarantees                      $      2,692,393       $      2,813,731


(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. Of the amounts shown, $1,217.4 million and $1,120.8 million as of February 28, 1994 and May 31, 1993, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

(B) CFC has unconditionally guaranteed the repayment of debt raised by National Cooperative Services Corporation ("NCSC") for leveraged lease transactions.

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease. Although one lease is currently not at its maximum, the maximum aggregate amount guaranteed by CFC will continue to decrease over the remaining lives of the leases. The maximum at February 28, 1994 was $429.3 million.

(D) At February 28, 1994 and May 31, 1993, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $34.6 million and $35.5 million, respectively.

10.Interest Rate Exchange Agreements

   As of February 28, 1994 and May 31, 1993, CFC had $130.0 million outstanding in interest rate exchange agreements. Under these agreements, CFC pays fixed rates of interest and receives interest based on floating rates, the net result of which is included in the cost of funds.

11.Contingencies

   (A) At February 28, 1994 and May 31, 1993, nonperforming loans in the amount of $48.5 million and $55.8 million, respectively, were on a nonaccrual basis with respect to the interest income. At February 28, 1994 and May 31, 1993, the total amount of restructured debt was $174.2 million and $172.9 million, respectively. CFC elected to apply all principal and interest payments received against outstanding principal on restructured debt of $114.9 million and $100.3 million, respectively. At February 28, 1994 and May 31, 1993, CFC has conditionally committed to lend $1.3 million and $23.5 million, and $90.8 million and $26.5 million to nonperforming and restructured borrowers, respectively.

   (B) On May 23, 1985, Wabash Valley Power Association, Inc. ("WVPA") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in connection with the canceled Marble Hill plant construction.

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

       In May 1993, CFC advanced a $24.4 million variable interest rate secured loan to WVPA, which was used to effect an early redemption of the tax-exempt bonds guaranteed by CFC. Since WVPA is operating under the Bankruptcy Court, CFC has placed this loan on a nonaccrual basis with respect to interest income recognition. The loan is classified as nonperforming. As of February 28, 1994, $23.4 million was outstanding to WVPA.

       Based on WVPA's preliminary reorganization plan, management believes that CFC has adequately reserved for any potential loss.

   (C) Deseret Generation & Transmission Co-operative ("Deseret") and its major creditors entered into an Agreement Restructuring Obligations ("ARO") document that restructured Deseret's debt obligation to REA, CFC and certain other creditors, including certain lease payments due on the Bonanza Power Plant. The ARO, which closed in January 1991 with an effective date of January 1, 1989, provides for the reduction of Deseret's debt service and rental obligations on the Bonanza Power Plant until 1996 when large sales of power are intended to commence. However, these sales of power are largely contingent upon market supply/demand factor for power, the competitive cost of delivered power and the construction/availability of transmission facilities and/or other options available to potential purchasers.

       Under the ARO assumptions, CFC expects to fund Deseret's cash flow shortfalls estimated to total $117 million until at least 1996 under its various guarantees of debt obligations. Deseret's ability to generate enough cash flow to service its current debt and rental payments, as well as to begin repayment of the shortfall funded by CFC thereafter, depends on whether it is able to make the large power sales on which the ARO is premised. Since the ARO, Deseret's cash flow projections have been revised to reflect a more current expectation of power sales. As a result of these changes, Deseret is expected to be unable to satisfy its payment obligations under the ARO. If payments are not made according to the ARO, the ARO may be amended or CFC may exercise its remedies under its various loan and guarantee documents. At February 28, 1994, CFC had funded $97.3 million of the shortfall.

       In addition to, or in lieu of, power sales as contemplated in the ARO, Deseret is currently negotiating the terms for the sale of its interest in the Hunter II coal fired plant. Any sale of the plant must be approved by CFC and others.

       CFC has placed all loans to Deseret on a nonaccrual basis with respect to interest income recognition. CFC does not anticipate interest income recognition on the outstanding loans until Deseret's power sales produce cash flow sufficient to service all debts.

       As part of a separate agreement, in conjunction with the ARO, CFC will be contingently obligated to repay out of payments by Deseret, $25.9 million (plus interest) received from a party to the Bonanza Lease transaction to cover shortfalls in the July 1989, January 1990 and July 1990 lease payments which were funded by that party. This amount will be repaid after the available annual cashflow exceeds the debt repayment requirements as defined in the ARO (i.e., CFC is no longer required to fund a shortfall).

       As of February 28, 1994, CFC had approximately $451.2 million in current credit exposure on behalf of Deseret consisting of $114.9 million in secured loans, and $336.3 million for secured guarantees by CFC of various direct and indirect obligations of Deseret. CFC's guarantees include $9.4 million in tax-benefit indemnifications, and $32.8 million relating to mining equipment for a coal supplier of Deseret. The remainder of CFC's guarantee is for semiannual debt service payments on $294.1 million of bonds issued in a $655 million leveraged lease financing of a generating station in 1985. Under the ARO, CFC has also provided Deseret a $20.0 million five-year senior secured line of credit. At February 28, 1994, there was no balance outstanding under this line of credit. CFC believes that given the underlying collateral value and the terms of the ARO, it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

12.Loans Guaranteed by REA

   At February 28, 1994, CFC held $484.0 million in Trust Certificates related to the refinancings of Federal Financing Bank loans. These Trust Certif-icates are supported by payments from certain CFC Power Supply members which payments are 100% guaranteed by REA.


13.Extraordinary Loss Prior Year

   For the nine months ended February 28, 1993, CFC recorded an extraordinary loss of $3.16 million for the optional prepayment premium related to the early retirement of 9.75%, Series F Collateral Trust Bonds which was effected on September 3, 1992.

Part I. Item 2.

                        Management's Discussion and Analysis of Financial
                                Condition and Results of Operations


   Changes in Financial Condition

   During the nine months ended February 28, total assets increased by $539.3 million, or 9.9%, to $6,003.4 million from $5,464.1 million at May 31. This increase in total assets was due to the addition of $573.5 million in new loans offset by reductions in cash, debt service investments and other receivables and an increase of $15.6 million in the allowance for loan and guarantee losses.

   At February 28, net loans comprised 94.7% of total assets up from 93.6% at May 31. During the nine months ended, long-term, intermediate-term and short-term loans increased $182.7 million, $83.4 million and $142.9 million, respectively. In addition, loans guaranteed by REA increased $186.2 million or 62.6%. However, nonperforming and restructured loans decreased $6.1 million or 2.7%. At February 28, nonperforming and restructured loans comprised 3.8% of gross loans outstanding as compared with 4.3% at May 31.

   During the nine months, CFC continued to see loans convert out of the fixed rate programs. At February 28, variable rate long-term, intermediate-term and short-term loans, which reprice on a monthly basis, comprised 46.0%, 2.1%, and 5.9% of the total loan portfolio, respectively, as compared to 47.5%, 0.8%, and 3.8%, respectively at May 31. Fixed rate loans comprised 34.0% and 38.0% of total loans outstanding at February 28 and May 31, respectively.

   During the nine months ended, loans to distribution systems, power supply systems, telecommunication companies, associate and statewide members, and loans guaranteed by REA increased 5.0%, 36.3%, 16.7%, 0.8% and 62.6%, respectively. At February 28, loans to these groups comprised 67.0%, 12.7%, 8.8%, 3.3% and 8.2%, respectively, of gross loans outstanding as compared to 71.0%, 11.0%, 8.7%, 3.6% and 5.6%, respectively.

   At February 28, $328.0 million or 5.6% of gross loans outstanding were unsecured as compared with $199.2 million or 3.8% at May 31.
   Substantially all other loans are secured pro-rata with other lenders (primarily REA), by all assets and future revenues of the borrower.

   As of February 28, CFC had provided $2,692.3 million in guarantees to its members, a decrease of $121.4 million or 4.3% from $2,813.7 million at May 31. All guarantees are secured on a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets.

   CFC's top ten borrowers had $2,571.5 million of loans and guarantees outstanding at February 28. No single borrower had more than 5.3% of the total credit exposure. By policy, CFC limits its credit exposure, loans and guarantees, to any one borrower.

   At February 28, CFC had committed to lend $5,046.8 million, an increase of $739.8 million over the $4,307.0 million it had committed to lend at May 31. This increase is due primarily to a commitment to fund a potential REA note buyout for a CFC Power Supply Member and to recent loans approved for telecommunication system members. These telecommunications loans will be used to finance the purchase of properties from two large telecommunication companies that have been divesting their holdings. Management expects to increase the level of commitments and ultimate loan advances to telecommunication systems over the next three quarters. Most unadvanced commitments contain a material adverse change clause. Because much of CFC's commitments are provided for operational backup liquidity, CFC does not anticipate funding the total outstanding amount.

   The increase in loans outstanding was funded primarily by the issuance of commercial paper. Commercial paper was also issued to fund the redemption/retirement of Series Q and Series R Collateral Trust Bonds. As a result, there was a net increase in notes payable of $804.0 million during the nine months and a decrease in long-term debt of $262.6 million. Members' Subordinated Certificates and Members' Equity remained substantially unchanged during the nine months. CFC's policy is to match fund, as to rate maturity, its loan portfolio.

   The allowance for loan and guarantee losses increased by $15.6 million from $172.6 million at May 31, to $188.2 million at February 28. At February 28, the allowance represented 3.2% of gross loans outstanding, 387.9% of nonperforming loans and 84.5% of nonperforming and restructured loans. The allowance is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions.
   Management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

   On March 22, 1994, the REA published final regulations governing the prepayment of existing REA electric loans at a discount based on the government's cost of capital. Some of CFC's members have expressed an interest in this program. These members are currently evaluating the benefits of pursuing a buyout of their REA notes. At this time, it is difficult for CFC to predict the volume of loans it would expect to make under such a program.

   Series S Collateral Trust Bonds with a face amount of $100,000,000 and carrying a rate of 9.85% will be redeemed at par on April 18, 1994.

   Changes in Results of Operations

   CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the nine months ended February 28, 1994, CFC achieved a Times Interest Earned Ratio ("TIER") of 1.15. A TIER of 1.15 was also earned during the nine months ended February 28, 1993. TIER for the nine months ended February 28, 1993, was adversely affected by an extraordinary loss for the early redemption of the series F collateral trust bonds. However, the provision for loan and guarantee losses increased $4.4 million for the nine months ended February 28, 1994 as compared to the same period the previous year. TIER achieved excluding the extraordinary loss and the loan and guarantee loss provision would have been 1.23 and 1.22 for the nine months ended February 28, 1994 and 1993, respectively.

   TIER for the quarters ended February 28, 1994 and 1993 were 1.05 and 1.17, respectively. TIER excluding the loan and guarantee loss provision would have been 1.23 for both quarters ended February 28, 1994 and 1993.

   Liquidity and Capital Resources

   At February 28, CFC had $2,900 million in available bank credit, $2,030 million of which was available until May 1996 and $870 million available until May 1994. As of February 28, CFC was in compliance with all covenants and conditions to borrowing. In addition, CFC had $120 million of short-term bank lines of credit available.

   As of February 28, CFC had SEC shelf registrations for Collateral Trust Bonds and Medium-Term Notes of $300.0 million and $390.9 million, respectively.

   Member invested funds, consisting of long- and short-term investments, members' certificates and equity and the loan loss reserve, at February 28, were $2,842.4 million or 46.7% of CFC's total capitalization compared to $2,961.8 million or 53.5% at May 31, 1993. The decrease is due primarily to the funding of new loan volume with additional dealer commercial paper sold.

   CFC's leverage ratio was 4.56 at February 28, an increase over the
   4.41 reported at May 31. The increase in the leverage ratio was primarily due to the increase in debt required to fund the increase in loan volume.

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



                                         NATIONAL RURAL UTILITIES
                                      COOPERATIVE FINANCE CORPORATION






                            /s/  Steven L. Lilly
                            Senior Vice President and Chief Financial Officer


           April 14, 1994



                            /s/  Angelo M. Salera
                            Controller (Principal Accounting Officer)


           April 14, 1994