Form 10-K
period 1994-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1994-08-05
CIK 70502

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934      FEE REQUIRED $250.00
                       FOR THE FISCAL YEAR ENDED MAY 31, 1994
                                         OR
/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                     TO
                         COMMISSION FILE NUMBER 1-7102
                            ------------------------

                      NATIONAL RURAL UTILITIES COOPERATIVE
                              FINANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              DISTRICT OF COLUMBIA
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   52-0891669
                    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                                 WOODLAND PARK
                    2201 COOPERATIVE WAY, HERNDON, VA 22071
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
     (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE, IS 703-709-6700)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                         ON WHICH REGISTERED
        --------------------------------                ------------------------
  7.40% COLLATERAL TRUST BONDS, SERIES A, DUE 2007      NEW YORK STOCK EXCHANGE

     9% COLLATERAL TRUST BONDS, SERIES O, DUE 2016      NEW YORK STOCK EXCHANGE

 9 1/2% COLLATERAL TRUST BONDS, SERIES T, DUE 1997      NEW YORK STOCK EXCHANGE

 8 1/2% COLLATERAL TRUST BONDS, SERIES U, DUE 1998      NEW YORK STOCK EXCHANGE

     9% COLLATERAL TRUST BONDS, SERIES V, DUE 2021      NEW YORK STOCK EXCHANGE


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X  NO     .

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED TO THE BEST OF THE REGISTRANT'S KNOWLEDGE IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART IV OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K. YES X  NO     .

THE REGISTRANT HAS NO COMMON OR VOTING STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     NONE
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

   PART NO.    ITEM NO.                                                                         PAGE
   --------    --------                                                                         ----
       I.          1.     Business...........................................................     1
                          Members............................................................     1
                          Loans and Guarantees...............................................     2
                            General..........................................................     2
                            Loan and Guarantee Policies......................................     6
                               Long-Term Loans to Utility Members............................     6
                               Intermediate-Term Loans to Utility Members....................     8
                               Short-Term Loans to Utility Members...........................     8
                               Loans to Telecommunication Borrowers..........................     9
                               Loans to Associate Members....................................     9
                               REA Guaranteed Loans..........................................    10
                               Guarantees of Pollution Control Facility and Utility Property
                                 Financings..................................................    10
                               Guarantees of Lease Transactions..............................    11
                               Guarantees of Tax Indemnifications............................    11
                               Other.........................................................    11
                            CFC Financing Factors............................................    11
                            Tax Status.......................................................    15
                            Investment Policy................................................    15
                            Other Sources of Loans to CFC Members............................    15
                            Employees........................................................    15
                          The Rural Electric Systems.........................................    16
                            General..........................................................    16
                            The REA Program..................................................    16
                            Distribution Systems.............................................    17
                            Power Supply Systems.............................................    17
                            Regulation and Competition.......................................    18
                            Financial Information............................................    19
                            Composite Financial Statements...................................    21
                   2.     Properties.........................................................    25
                   3.     Legal Proceedings..................................................    25
                   4.     Submission of Matters to a Vote of Security Holders................    26
      II.          5.     Market for the Registrant's Common Equity and Related Stockholder
                            Matters..........................................................    26
                   6.     Selected Financial Data............................................    26
                   7.     Management's Discussion and Analysis of Financial Condition and
                            Results of Operations............................................    27
                   8.     Financial Statements and Supplementary Data........................    38
                   9.     Changes in and Disagreements with Accountants on Accounting and
                            Financial Disclosure.............................................    38
     III.         10.     Directors and Executive Officers of the Registrant.................    39
                 405.     Compliance with Section 16(a) of the Exchange Act..................    42
                  11.     Executive Compensation.............................................    43
                  12.     Security Ownership of Certain Beneficial Owners and Management.....    45
                  13.     Certain Relationships and Related Transactions.....................    45
      IV.         14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...    46

                                     PART I

  ITEM 1. BUSINESS.

     National Rural Utilities Cooperative Finance Corporation (the "Company" or "CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Electrification Administration ("REA") of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members ("Utility Members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. Most CFC long-term loans to Utility Members have been made in conjunction with concurrent loans from REA and are secured equally and ratably with REA's loans by a single mortgage. CFC also provides guarantees for tax-exempt financings of pollution control facilities and other properties constructed or acquired by its members, and, in addition, provides guarantees of taxable debt in connection with certain lease and other transactions of its members.

     CFC's 1,039 members as of May 31, 1994, included 899 rural electric Utility Members, virtually all of which are consumer-owned cooperatives, 71 service members and 69 associate members. The Utility Members included 833 distribution systems and 66 generation and transmission ("Power Supply") systems operating in 46 states and U.S. territories. At December 31, 1992, CFC's member rural electric systems provided service to about 70% of the contiguous continental land territory of the United States, serving approximately 12.2 million consumers representing an estimated 28.8 million ultimate users of electricity and owned approximately $60.8 billion (before depreciation of $16.4 billion) in total utility plant.

     Rural Telephone Finance Cooperative ("RTFC") was incorporated as a taxable cooperative association in the state of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing financing to its rural telecommunication members and affiliates. RTFC's bylaws require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. CFC is the sole source of funding for RTFC. See
Note 1 to Combined Financial Statements for summary financial information relating to RTFC at May 31, 1994. As of that date, RTFC had 352 members.

     Guaranty Funding Cooperative ("GFC") was organized in December 1991 as a taxable cooperative Association owned by its member rural electric systems and CFC to provide a source of funds for members to refinance their REA guaranteed debt previously held by the Federal Financing Bank of the United States Treasury ("FFB"). GFC is a controlled affiliate of CFC (the majority of its directors are appointed by CFC). All loans from GFC are guaranteed by REA. CFC is the sole source of funding for GFC. See Note 1 to Combined Financial Statements for summary financial information relating to GFC at May 31, 1994. As of May 31, 1994, GFC had four members.

     Except as indicated, financial information presented herein includes CFC, RTFC and GFC on a combined basis.

     National Cooperative Services Corporation ("NCSC") was organized in 1981 as a taxable cooperative, owned and operated by its member rural electric distribution systems, to provide specialized financing and services to the cooperative rural electric industry that CFC could not otherwise provide due to competitive, regulatory or other reasons. NCSC has an independent Board of Directors, with CFC providing all management services through a contractual arrangement. CFC is the source for essentially all of NCSC's financing capabilities through direct loans or, predominantly, providing credit enhancements (guarantees) of debt issued by NCSC in the public and private credit markets. NCSC's financial statements are not combined or consolidated with CFC's.

MEMBERS

     CFC currently has five classes of members: Class A -- cooperative or nonprofit distribution systems; Class B -- cooperative or nonprofit power supply systems which are federations of Class A or other Class B members; Class
C -- statewide and regional associations which are wholly-owned or controlled by Class A or

Class B members; Class D -- national associations of cooperatives; and Associate Members -- nonprofit groups or entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide nonelectric services primarily for the benefit of ultimate consumers. Associate Members are not entitled to vote at any meeting of the members and are not eligible to be represented on CFC's Board of Directors.

     Membership in RTFC is limited to CFC and commercial or cooperative corporations eligible to receive loans or other assistance from REA and which are engaged (or plan to be engaged) in providing telephone or telecommunication services to ultimate users and affiliates of such corporations.

     Membership in GFC is limited to CFC and cooperative or nonprofit Utility Member systems who have refinanced all or a portion of their FFB debt through CFC.

     Set forth below is a table showing by state or U.S. territory, at May 31, 1994, the total number of CFC, RTFC and GFC members (memberships in each other have been eliminated and corporations which belong to more than one of CFC, RTFC and GFC have been counted only once), the percentage of loans and the percentage of loans and guarantees outstanding.

                      NUMBER              LOAN AND
                        OF       LOAN     GUARANTEE
                      MEMBERS      %          %
                      -------    -----    ---------
Alabama..............     30       1.9%       2.2%
Alaska...............     23       1.2%       0.8%
American Samoa.......      1       0.0%       0.0%
Arizona..............     19       1.0%       1.1%
Arkansas.............     26       3.4%       5.4%
California...........     10       0.3%       0.2%
Colorado.............     32       4.1%       4.2%
Delaware.............      1       0.3%       0.2%
District of
  Columbia...........      6       1.0%       0.7%
Florida..............     21       5.2%       8.1%
Georgia..............     64       6.8%       4.7%
Guam.................      1       0.0%       0.0%
Idaho................     14       0.6%       0.4%
Illinois.............     51       9.1%       6.3%
Indiana..............     54       1.7%       2.7%
Iowa.................     92       2.1%       1.6%
Kansas...............     47       3.5%       3.0%
Kentucky.............     35       2.6%       3.9%
Louisiana............     15       2.0%       1.4%
Maine................     10       0.0%       0.0%
Maryland.............      2       1.1%       1.2%
Massachusetts........      1       0.0%       0.0%
Michigan.............     23       0.9%       0.6%
Minnesota............     67       3.0%       4.1%
Mississippi..........     24       3.1%       3.0%
Missouri.............     66       3.6%       6.7%
Montana..............     35       2.2%       1.6%
Nebraska.............     30       0.3%       0.3%

                      NUMBER              LOAN AND
                        OF       LOAN     GUARANTEE
                      MEMBERS      %          %
                      -------    -----    ---------
Nevada...............      5       0.1%       0.1%
New Hampshire........      4       0.1%       0.1%
New Jersey...........      1       0.1%       0.1%
New Mexico...........     16       1.7%       1.2%
New York.............     14       0.2%       0.2%
North Carolina.......     45       4.4%       4.5%
North Dakota.........     30       0.2%       0.1%
Ohio.................     31       1.1%       0.8%
Oklahoma.............     51       3.6%       3.4%
Oregon...............     35       1.9%       1.4%
Pennsylvania.........     21       1.3%       1.1%
South Carolina.......     33       4.1%       3.5%
South Dakota.........     47       0.7%       0.5%
Tennessee............     22       0.9%       0.6%
Texas................    110       9.5%       7.8%
Utah.................      6       2.1%       5.3%
Vermont..............      8       0.2%       0.1%
Virgin Islands.......      1       0.9%       0.6%
Virginia.............     20       2.9%       2.0%
Washington...........     21       1.3%       0.9%
West Virginia........      3       0.0%       0.0%
Wisconsin............     49       1.3%       1.0%
Wyoming..............     18       0.4%       0.3%
                      -------    -----    ---------
    Sub-Total........  1,391     100.0%     100.0%
                                 =====    ==========
Add Duplicates.......      4
                      -------
Total Members........  1,395
                      =========

                              LOANS AND GUARANTEES

GENERAL

     CFC provides its Utility Members with a source of financing to supplement the loan programs of REA. CFC provides the majority of total non-REA direct funding and guarantees obtained by members. CFC's interest rates on loans to its members are set to reflect the cost of its funds allocated to such loans, operating and other expenses and a reasonable margin (see "Loan and Guarantee Policies").

     Substantially all long-term and some intermediate-term loans are secured, while most short-term loans are unsecured. Long-term loans generally have maturities of up to 35 years. Fixed rate long-term loans generally provide for a fixed interest rate for terms of one to 30 years (but not beyond the maturity of the loan). Upon expiration of the term, the borrower may select another fixed rate term of one to 30 years or a variable rate. Variable rate long-term loans have an interest rate which varies monthly as determined by CFC. Intermediate- and short-term loans are made for terms not exceeding 60 months. CFC adjusts the rate monthly on outstanding short-and intermediate-term loans. On notification to borrowers, CFC may adjust the rate semimonthly. Telecommunication loans are secured long-term fixed or variable rate loans with maturities generally not exceeding 15 years and short-term unsecured loans. CFC has also provided guarantees for tax-exempt financings of pollution control facilities and utility properties constructed or acquired by its members and for members' obligations under certain lease transactions (see "Loan and Guarantee Policies").

     Set forth below is a table showing loans outstanding to borrowers as of May 31, 1994, 1993 and 1992, and the weighted average interest rates thereon and loans committed but unadvanced to borrowers at May 31, 1994.




                                                                                                               LOANS COMMITTED
                                                                                                              BUT UNADVANCED AT
                                                 LOANS OUTSTANDING AND WEIGHTED AVERAGE INTEREST                MAY 31, 1994
                                                            RATES THEREON AT MAY 31,                               (A)(B)
                                      ---------------------------------------------------------------------   -----------------
                                         1994                    1993                    1992
                                      -----------             -----------             -----------
                                                                    (DOLLAR AMOUNTS IN THOUSANDS)
Long-term fixed rate secured loans:
  Distribution Systems(C)..........   $ 1,502,454     7.69%   $ 1,604,275     8.14%   $ 2,148,974     8.93%      $    12,089
  Power Supply Systems(C)..........       273,186     7.56%       179,384     7.80%       135,778     8.29%            9,705
  Service Organizations(C)(D)......        94,104     9.53%        90,090     9.85%        94,183     9.79%           11,461
  Associate Members................         1,606    10.25%         1,628    10.25%         1,648    10.25%               --
  Telecommunication
    Organizations..................       119,600     9.16%       130,552     9.33%       104,350     9.84%               --
                                      -----------             -----------             -----------             -----------------
        Total long-term fixed rate
          secured loans............     1,990,950     7.85%     2,005,929     8.27%     2,484,933     8.97%           33,255
                                      -----------             -----------             -----------             -----------------
Long-term variable rate secured
  loans(E):
  Distribution Systems.............     2,172,799     4.65%     1,975,784     4.63%     1,320,823     5.28%          807,848
  Power Supply Systems.............       170,683     4.65%       178,095     4.63%       221,552     5.25%          436,147
  Service Organizations(D).........        39,487     4.65%        43,014     4.63%         6,931     5.25%           64,828
  Associate Members................        29,089     4.45%        26,098     4.38%        27,734     5.00%           47,412
  Telecommunication
    Organizations..................       499,506     4.92%       288,234     4.75%       282,082     5.38%          366,269
                                      -----------             -----------             -----------             -----------------
        Total long-term variable
          rate secured loans.......     2,911,564     4.69%     2,511,225     4.64%     1,859,122     5.28%        1,722,504
                                      -----------             -----------             -----------             -----------------
Refinancing variable rate loans
  guaranteed by REA:
  Power Supply Systems.............       533,545     4.87%       297,724     3.94%       287,324     5.21%               --
                                      -----------             -----------             -----------             -----------------
Intermediate-term secured loans:
  Distribution Systems.............         4,112     4.90%           320     4.75%           412     5.38%            2,000
  Power Supply Systems.............        21,316     4.90%        28,496     4.75%       152,871     5.38%          234,391
  Service Organizations............         2,099     4.90%           496     4.75%         1,501     5.38%            5,541
  Telecommunication
    Organizations..................            --        --            --        --            --        --               --
                                      -----------             -----------             -----------             -----------------
        Total intermediate-term
          secured loans............        27,527     4.90%        29,312     4.75%       154,784     5.38%          241,932
                                      -----------             -----------             -----------             -----------------
Intermediate-term unsecured loans:
  Distribution Systems.............        13,046     4.90%        10,873     4.75%        31,443     5.38%           10,695
  Power Supply Systems.............        84,515     4.90%            --        --         2,740     5.38%           22,376
  Service Organizations............            --        --            11     4.75%            27     5.38%               70
  Telecommunication
    Organizations..................         1,265     5.05%            --        --            --        --            1,303
                                      -----------             -----------             -----------             -----------------
        Total intermediate-term
          unsecured loans..........        98,826     4.90%        10,884     4.75%        34,210     5.38%           34,444
                                      -----------             -----------             -----------             -----------------
Short-term loans(F):
  Distribution Systems.............       276,373     4.90%       151,941     4.75%       130,891     5.43%        1,943,335
  Power Supply Systems.............        14,048     4.90%        14,157     4.75%         3,438     5.38%          962,224
  Service Organizations............        11,812     4.90%        11,873     4.75%        14,335     5.38%           66,463
  Associate Members................         3,084     4.90%         1,856     4.75%         2,952     5.38%           16,201
  Telecommunication
    Organizations..................        31,176     5.65%        21,370     5.50%        26,032     6.13%          114,172
                                      -----------             -----------             -----------             -----------------
        Total short-term loans.....       336,493     4.97%       201,197     4.83%       177,648     5.52%        3,102,395
                                      -----------             -----------             -----------             -----------------




                                                                                                               LOANS COMMITTED
                                                                                                              BUT UNADVANCED AT
                                                 LOANS OUTSTANDING AND WEIGHTED AVERAGE INTEREST                MAY 31, 1994
                                                            RATES THEREON AT MAY 31,                                (A)(B)
                                      ---------------------------------------------------------------------   -----------------
                                         1994                    1993                    1992
                                      -----------             -----------             -----------
                                                                    (DOLLAR AMOUNTS IN THOUSANDS)
Nonperforming loans(G):
  Distribution Systems.............   $     1,933     8.27%   $    11,164    10.20%   $    11,797     9.76%      $        --
  Power Supply Systems.............        27,948     4.75%        29,584     4.75%         5,225     5.38%               --
  Associate Members................        12,961     9.00%        12,963     9.00%            --        --               --
  Telecommunication
    Organizations..................         2,098     6.13%         2,117     9.00%            --        --               --
                                      -----------             -----------             -----------             -----------------
        Total nonperforming
          loans....................        44,940     6.19%        55,828     6.99%        17,022     8.42%               --
                                      -----------             -----------             -----------             -----------------
Restructured loans(H):
  Distribution Systems.............         2,667    18.37%            --        --            --        --            3,000
  Power Supply Systems.............       160,873     8.32%       149,685     7.86%       130,541     7.58%           50,000
  Service Organizations............         1,833     4.62%         2,000     4.63%            --        --               --
  Associate Members................            --        --         2,666     4.46%        12,963     5.00%               --
  Telecommunication
    Organizations..................            --        --        18,592     4.77%         2,119     5.38%               --
                                      -----------             -----------             -----------             -----------------
        Total restructured loans...       165,373     8.44%       172,943     7.43%       145,623     7.32%           53,000
                                      -----------             -----------             -----------             -----------------
        Total loans................     6,109,218     5.87%     5,285,042     6.10%     5,160,666     7.13%        5,187,530
                                      -----------             -----------             -----------             -----------------
Less: Allowance for loan and
  guarantee losses.................       188,196                 172,571                 157,571                         --
                                      -----------             -----------             -----------             -----------------
        Net loans..................   $ 5,921,022             $ 5,112,471             $ 5,003,095                $ 5,187,530
                                        =========               =========               =========             ==============

- - ---------------
(A) The interest rates in effect at August 1, 1994, were 8.15% for long-term loans with a seven-year fixed rate term, 5.15% on variable rate long-term loans and 5.40% on intermediate-and short-term loans. The rates in effect at August 1, 1994, on loans to associate members were 8.15% for long-term loans with a seven-year fixed rate term, 4.90% on long-term variable rate loans and 5.40% on short-term loans. The rates in effect at August 1, 1994, on loans to telecommunication organizations were 8.75% for long-term loans with a seven-year fixed rate term requiring a 10% equity investment, 8.60% for long-term loans with a seven-year fixed rate term requiring a 5% equity investment, 5.35% on long-term variable rate loans requiring a 10% equity investment, 5.20% on longterm variable rate loans requiring a 5% equity investment, 5.60% on intermediate-term loans and 6.15% on short-term loans.

(B) Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which loan contracts have been executed, but funds have not been advanced.

(C) During calendar year 1995, $141.8 million of such outstanding fixed rate loans, which currently have a weighted average interest rate of 7.99% per annum, will become subject to rate adjustment. During the first quarter of calendar year 1994, long-term fixed rate loans totaling $52.9 million had their interest rates adjusted. These loans will be eligible to readjust their interest rate again during the first quarter of calendar year 1995 to the lowest long-term fixed rate offered during 1994 for the term selected. At January 1 and May 31, 1994, the seven-year long-term fixed rate was 6.55% and 8.00%, respectively.

(D) CFC had loans outstanding to NCSC in each of the periods shown. Long-term fixed rate loans outstanding to NCSC as of May 31, 1994, 1993 and 1992, were $47.8 million, $49.0 million and $50.2 million, respectively. In addition, as of May 31, 1994, CFC had unadvanced long-term fixed rate and long-term variable rate loan commitments to NCSC in the amounts of $5.0 million and $9.7 million, respectively.

(E) Included in long-term variable rate secured loans are $3.5 million, $2.5 million and $2.6 million in unsecured loans to one borrower at May 31, 1994, 1993 and 1992.

(F) All short-term loans are unsecured, except for $18.2 million, $31.6 million and $23.2 million in loans outstanding at May 31, 1994, 1993 and 1992 that are secured.

(G) The rates on nonperforming loans are the weighted average of the stated rates on such loans as of the dates shown and do not necessarily relate to the interest recognized by CFC from such loans.

(H) The rates on restructured loans are the weighted average of the effective rates (based on the present value of scheduled future cashflows) as of the dates shown and do not necessarily relate to the interest recognized by CFC on such loans.

     Set forth below are the weighted average interest rates earned by CFC (recognized in the case of nonperforming and restructured loans) on all loans outstanding during the fiscal years ended May 31.

                         INTEREST RATES EARNED ON LOANS

                                                            1994     1993     1992
                                                            -----    -----    -----
            Long-term fixed rate.........................   8.63%    9.15%    9.16%
            Long-term variable rate......................   4.08%    4.99%    6.09%
            Telecommunication organizations..............   5.58%    6.32%    7.26%
            Refinancing loans guaranteed by REA..........   4.01%    4.09%    5.97%
            Intermediate-term............................   4.41%    4.93%    6.03%
            Short-term...................................   4.38%    5.08%    6.18%
            Associate members............................   4.21%    4.74%    6.09%
            Nonperforming................................   1.19%    1.26%    7.96%
            Restructured.................................   2.33%    1.92%    3.52%
                           All loans.....................   5.66%    6.54%    7.86%

     At May 31, 1994, CFC's ten largest borrowers, which were all Power Supply members, had outstanding loans from CFC totaling $461.6 million (excluding $394.1 million of loans guaranteed by REA), which represented approximately 7.5% of CFC's total loans outstanding. As of May 31, 1994, outstanding CFC guarantees for these same ten largest borrowers totaled $2,117.7 million which represented 79.2% of CFC's total guarantees outstanding, including guarantees of the maximum amounts of lease obligations at such date. On that date, no member had outstanding loans and guarantees in excess of 10% of the aggregate amount of CFC's outstanding loans and guarantees; however, one of the ten largest borrowers, Deseret Generation & Transmission Co-operative ("Deseret"), was in financial difficulty (see Note 10 to Combined Financial Statements). At May 31, 1994, loans outstanding to Deseret (excluding loans guaranteed by REA) accounted for 1.8% of total loans outstanding and guarantees outstanding to Deseret accounted for 12.6% of total guarantees outstanding. Total loans and guarantees outstanding to Deseret equaled 26.8% of total Members' Equity, Members' Subordinated Certificates and the allowance for loan and guarantee losses.

     Set forth below is a table showing CFC's guarantees as of the dates indicated. Substantially all guarantees have been provided on behalf of Power Supply members.

                             CFC MEMBER GUARANTEES

                                                                           MAY 31,
                                                            --------------------------------------
                                                               1994          1993          1992
                                                            ----------    ----------    ----------
                                                                 (DOLLAR AMOUNTS IN THOUSANDS)
Long-term tax-exempt bonds...............................   $1,494,200*   $1,576,230*   $1,618,880*
Debt portions of leveraged lease transactions............      646,472       700,841       739,303
Indemnifications of tax benefit transfers................      414,512       436,860       404,680
Other guarantees.........................................      100,643        99,800       113,211
                                                            ----------    ----------    ----------
               Total.....................................   $2,655,827    $2,813,731    $2,876,074
                                                             =========     =========     =========

- - ---------------

* Includes $1,214.6 million, $1,120.8 million and $1,068.0 million at May 31, 1994, 1993 and 1992, respectively, of adjustable rate pollution control bonds which can be tendered for purchase at specified times at the option of the holders (in the case of $382.9 million, $358.6 million and $361.4 million of such bonds outstanding at May 31, 1994, 1993 and 1992, respectively, at any time on seven days' notice, in the case of $289.5 million, $233.2 million and $236.3 million outstanding at May 31, 1994, 1993 and 1992, respectively, at any time on a minimum of one day's notice and in the case of the remainder on a five-week or semiannual basis). CFC has agreed to purchase any such bonds that cannot be remarketed. Since the inception of the program CFC has not been required to purchase any such bonds.

  Loan Contingencies

     CFC maintains a loan and guarantee loss allowance to cover losses that may be incurred in the course of lending or extending credit enhancements. The allowance is periodically evaluated by management with the Board of Directors.

     CFC classifies a loan as nonperforming if interest or principal payments are contractually past due 90 days or more, repayment in accordance with the original terms is not expected due to court order or ultimate repayment is otherwise not expected. Loans in which the original terms have been modified as a result of a borrower's financial difficulties are classified as restructured. Interest income on nonperforming loans is recognized on a cash basis as long as CFC believes the collateral value supports the outstanding principal balance.

LOAN AND GUARANTEE POLICIES

  Long-Term Loans to Utility Members

     CFC makes long-term loans to both distribution and power supply members. CFC's financial tests for determining the eligibility of a Utility Member initially to receive a long-term loan from CFC historically included two ratios, the Times Interest Earned Ratio ("TIER") and the Debt Coverage Ratio ("DSC"). TIER is the ratio of (x) net margins and patronage capital as defined under "The Rural Electric Systems -- Financial Information" plus interest on longterm debt (including all interest charged to construction) to (y) interest on long-term debt (including all interest charged to construction). DSC is the ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization expense to
(y) long-term debt service obligations. In applying the tests, obligations under contracts providing for payment whether or not the purchaser in fact receives electric power from the seller, guarantees and other contingent obligations are not considered debt, nor is interest on the proposed CFC loan given effect. In determining the eligibility of a member for a longterm loan, each of the above ratios is averaged for the best two of three calendar years preceding the date of determination, resulting in the "Average TIER" and "Average DSC".

     Under CFC's historical lending policy, a member distribution system with an Average TIER and an Average DSC of at least 1.50 and 1.25, respectively, was generally eligible for a long-term mortgage loan from CFC. Under new lending criteria, established in early 1994, distribution systems must instead generally achieve an Average Modified DSC (as described herein) of 1.35. The new DSC (also called the "Modified DSC" or "MDSC") calculation is the ratio of (x) operating margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization expense plus Non-operating Margins-Interest plus cash received in respect of generation and transmission and other capital credits to (y) longterm debt service obligations. The distribution systems will also be required to have achieved a 20% ratio of equity to total assets at the end of the preceding calendar year (the "Equity" test). The average MDSC is computed using the average of the best two of three calendar years' ratios preceding the date of determination. The borrower is required to maintain these ratios at or above the minimum loan eligibility requirements as long as there is a balance outstanding on the loan.

     Under present REA policy, a system which meets the REA concurrent mortgage requirement for Average TIER and Average DSC, 1.50 and 1.25, respectively, will generally be required to borrow a portion of its financial requirements from a supplemental lender. The extent of the supplemental loan required generally reflects the revenue productivity of the borrower's investment in plant, as measured by the ratio of its investment in plant to its operating revenues (the "plant-revenue ratio"). REA regulations, however, permit borrowers which meet certain rate disparity, consumer income or extremely high rate tests to qualify for 100% REA loans. Further, the Administrator of REA has the authority to approve 100% REA loans according to new qualifications established in 1993, or at his/her discretion on a case-by-case basis.

     It is anticipated that many CFC loans to distribution systems will continue to be made in conjunction with loans by REA. However, in addition to making concurrent loans, CFC's loan policy permits it to make 100% loans to member systems which meet the applicable minimum borrowing requirements. As of May 31, 1994, CFC had a total of $407.7 million in long-term loans committed and outstanding to 26 Utility Members which did not have long-term REA loans outstanding. These systems have either prepaid their REA loans or have never incurred any REA debt.

     Under CFC policy, a member Power Supply system having Average TIER and Average DSC of at least 1.0 in each case is eligible for a long-term loan from CFC. Loans have been made both for additions to or acquisition of existing power supply facilities and in connection with the construction of new power supply projects. Loans have also been made in connection with the termination costs associated with certain plant construction for cancelled power supply projects. However, most loans to CFC member Power Supply systems for new generating plants and transmission facilities have been made by other lenders (principally the FFB, which has typically offered rates lower than CFC's) under repayment guarantees from REA, with REA's rights as guarantor secured by a mortgage on the system's properties.

     Under the REA mortgage, borrowers are required to design their rates to cover all operating expenses, including all payments in respect of principal and interest on notes when due, provide and maintain reasonable working capital and to maintain a TIER of not less than 1.5 and a DSC of not less than 1.25.

     CFC has made and may continue to approve long-term loans to borrowers which fall below CFC's loan eligibility requirements. Such loans are made on a case-by-case basis, based upon the submission by the borrower of, among other things, a long-range financial forecast which indicates that the borrower will, in future years, meet the applicable minimum borrowing requirements. During the past five years, such loans accounted for 3.5% of the total dollar amount of loans approved.

     The rate charged for long-term fixed rate mortgage loans is designed to reflect CFC's estimated overall cost of fixed rate capital allocated to its fixed rate mortgage loans (including Capital Term and other Subordinated Certificates, Collateral Trust Bonds, Medium-Term Notes, variable rate borrowings supported by Interest Rate Exchange Agreements and Members' Equity) plus increments estimated to cover general and administrative expenses, a provision for loan and guarantee losses and a reasonable margin.

     Long-term fixed rate loans provide for a fixed interest rate of periods for one to 30 years. Upon expiration of the interest rate period, the borrower may select another fixed rate term of one to 30 years (but not beyond the maturity of the loan) or in certain instances may repay the loan or convert to another interest rate program.

     CFC also makes long-term loans with variable interest rates. Such loans are funded primarily from available short-term sources, and the rate is adjusted monthly to reflect CFC's cost of capital raised to fund these loans plus increments estimated to cover general and administrative expenses, a provision for loan and guarantee losses and the maintenance of a reasonable margin.

     A borrower may convert a long-term loan from the variable rate to a fixed rate at any time with no fee. Some fixed rate loans may be converted to variable rate loans at any time, subject to the payment of a conversion fee and in certain cases regulatory approval.

     Prepayment of concurrent loans, where permitted by CFC and REA, or otherwise agreed to by CFC and REA, will be apportioned pro-rata between REA and CFC based on the respective balances of their concurrent loans outstanding as of the date of prepayment. Prior to January 1, 1994, no fee was required on the prepayment of a standard seven-year fixed rate loan that was prepaid during a repricing cycle. Now all prepayments except those required to maintain the original REA/CFC concurrent loan proportions will be subject to a prepayment fee.

     Until December 1993, most long-term borrowers were required to purchase from CFC subordinated loan capital term certificates in an amount up to 7% of the loan amount. These certificates amortize along with the loan. For all loans advanced after December 1993, distribution systems may be required to purchase subordinated loan capital term certificates in an amount up to 3% of the loan amount or may not be required to purchase any certificates depending upon the borrower's leverage ratio with CFC (the ratio of the outstanding and available loan funds to subordinated certificates and allocated but unretired patronage capital), including the new loan. Power supply members are required to purchase the certificates in amounts up to 12% of the loan amount.

     Beginning with loan applications received after May 31, 1984, the initial interest rate for all advances is fixed when loan funds are first advanced. Initial rates for loans approved prior to such date were fixed at the time of CFC's approval, which generally preceded the first advance by at least a year. Beginning with loans approved after December 31, 1987, each advance made under a long-term fixed rate loan commitment bears the fixed interest rate in effect at the time of the advance.

     CFC long-term loans made in conjunction with concurrent REA loans are generally for terms of 35 years and under present policy are payable, after a short period during which interest only is payable, in level quarterly installments which include both accrued interest and a portion of the principal. Substantially all of CFC's present long-term mortgage loans to Utility Members are secured by a first mortgage lien upon all property (other than office equipment and vehicles) at any time owned by the borrower and future revenue. In the case of members whose property is already subject to a mortgage to REA, REA approval of the loan is required, even in the case of a 100% CFC loan, in order to accommodate REA's mortgage lien so that CFC may share ratably in the security provided by the mortgaged property. CFC and REA are then mortgagees in common, entitled to the security in proportion to the unpaid principal amounts of their respective loans. Mortgages do not require that the value of the mortgaged property be equal to the obligations secured thereby.

     Events of default under the long-term mortgages include default in the payment of the mortgage notes, default (continuing after grace periods in some cases) in the performance of the covenants in the loan agreements or the mortgages, and events of bankruptcy and insolvency. Under common mortgages securing long-term CFC loans to distribution system members, REA has the sole right to exercise remedies on behalf of all holders of mortgage notes for 30 days after default. If REA does not act within 30 days or if REA is not legally entitled to act on behalf of all noteholders, CFC may exercise remedies. Under common mortgages securing long-term CFC loans to, or guarantee reimbursement obligations of, power supply members, REA retains substantial control over the exercise of mortgage remedies.

  Intermediate-Term Loans to Utility Members

     Intermediate-term loans are made to members for terms of up to five years. The interest rates on intermediate-term loans are adjusted monthly (and may be adjusted semimonthly) to cover CFC's cost of capital raised to fund these loans plus increments estimated to cover general and administrative expenses, a provision for loan and guarantee losses and the maintenance of a reasonable margin. Intermediate-term loans that are classified as secured are secured by a first mortgage lien upon all property (other than office equipment and vehicles) at any time owned by the borrower and future revenue. Borrowers are generally not required to purchase additional subordinated certificates in CFC in conjunction with an intermediate-term loan.

  Short-Term Loans to Utility Members

     CFC makes short-term line of credit loans to its member distribution systems in amounts based on the system's monthly operation and maintenance expenses and prior year's additions to plant. Power supply systems are eligible for lines of credit in amounts up to a maximum of $50 million, based on the system's quarterly operation and maintenance expenses. Loans made to distribution and power supply systems under such lines of credit are generally unsecured; are for a term not exceeding 12 months for power supply systems and not exceeding 60 months for distribution systems; and may be prepaid without premium and reborrowed in whole or in part during such term. Short-term loans with terms greater than 12 months are required to be paid down to a zero balance for five consecutive business days during each 12 month period.

     The interest rates on short-term line of credit loans are adjusted monthly (and may be adjusted semimonthly) to cover CFC's cost of capital raised to fund these loans plus increments estimated to cover general and administrative expenses, a provision for loan and guarantee losses and the maintenance of a reasonable margin. Borrowers are not required to purchase additional subordinated certificates in CFC in conjunction with a short-term loan.

  Loans to Telecommunication Borrowers

     RTFC makes long-term loans to rural telecommunication companies for the acquisition of telecommunication systems and the construction of telephone, cellular and cable television systems.

     Under RTFC policy, a telephone system with an Average DSC and an Average TIER of 1.25 and 1.50, respectively, is eligible for a long-term mortgage loan from RTFC. A cable television system with an Average DSC of 1.25 is eligible for a long-term mortgage loan. A cellular telephone system is eligible for an initial long-term mortgage loan if it can demonstrate the ability to achieve an Average DSC of 1.10 prior to the fifth year of operations, and maintain that requirement annually thereafter.

     Security for RTFC long-term loans made to REA borrowers will consist of a first mortgage lien on the assets and revenues of the system on a pari passu basis with REA. Security from non-REA borrowers is considered on a case by case basis but generally a loan will not exceed 80% of the estimated initial value of the collateral. Long-term loans are made to RTFC borrowers for terms generally up to 15 years and amortized quarterly over the life of the loan. Long-term borrowers are required to purchase subordinated certificates from RTFC in amounts equal to 5% or 10% of the long-term loan amount depending on the borrower.

     The interest rate on long-term loans can be fixed for the full term of the loan or for a predetermined period. Alternatively, the borrower may elect a variable rate which is adjusted monthly (and may be adjusted semimonthly). A long-term variable rate loan may be converted to a fixed rate at any time. A long-term fixed rate loan may be converted to a variable rate only on a rate adjustment date.

     RTFC provides intermediate-term equipment financing for periods up to five years. These loans are provided on an unsecured basis and are used to finance the purchase price and installation costs of central office equipment, support assets and other communication products. Intermediate-term equipment financing loans are generally made to operating telephone companies with an equity level of at least 25% of total assets and which have achieved a DSC ratio for each of the previous two calendar years of at least 1.75.

     RTFC also provides short-term financing to telecommunication systems for periods up to 60 months. These short-term loans are typically in the form of a revolving line of credit which requires the borrower to pay off the balance for five consecutive business days at least once during each 12 month period. These loans are provided on an unsecured basis and are used primarily for normal operating expenses. Lines of credit are available to telecommunication systems generally in amounts not to exceed the greater of five percent of total assets or 25% of equity in excess of 35% of total assets. Borrowers are not required to purchase subordinated certificates in RTFC as a condition to receiving a line of credit.

     RTFC interest rates on all loans are set to cover the cost of funds, plus an increment estimated to cover general and administrative expenses, a provision for loan losses and the maintenance of a reasonable margin.

     RTFC obtains funding for its loans through back-to-back borrowing from CFC, which in turn has a security interest in all RTFC's loans.

  Loans to Associate Members

     CFC also makes loans to Associate Members, which are non-profit or cooperative organizations owned, controlled or operated by a CFC Class A, B or C Member or by CFC (sponsor) and engaged primarily in furnishing nonelectric services within the sponsor's service area. Long-term loans are available to Associate Members for periods of one to 35 years and are secured by the assets financed or by a guarantee from a Utility Member, or both. The rate on these loans, to the extent funding sources are available, may be fixed for the full term of the loan or for a predetermined period. Alternatively, the borrower may elect a variable rate which is adjusted monthly (and may be adjusted semimonthly). Borrowers are required to purchase a subordinated certificate equal to 10% of the loan amount.

     CFC also provides short-term loans to Associate Members for periods of up to 60 months. The short-term loans are generally revolving lines of credit which may require the borrower to pay off the balance for five consecutive business days during each 12 month period. Borrowers are not required to purchase a subordinated certificate as a condition to receiving a short-term loan. Short-term interest rates are set monthly (and may be adjusted semimonthly). These loans are generally unsecured but are guaranteed by an operating distribution or power supply member of CFC.

     Associate Member interest rates are set to cover the cost of funds plus an increment estimated to cover general and administrative expenses, a provision for loan losses and a reasonable margin.

  REA Guaranteed Loans

     In connection with legislation which allowed certain systems to prepay existing borrowings from FFB without prepayment penalties or fees, CFC established a program under which it made long-term loans to members for the purpose of prepaying these loans. Each note evidencing such a loan was issued to a trust which in turn issued certificates evidencing its ownership to CFC. The principal and interest on these notes are 100% guaranteed by REA. Under REA regulations, the note rate may not exceed the rate borne by the system's prepaid borrowings from the FFB adjusted to reflect savings accrued since prepayment of the note compared with the rate on the prepaid borrowing. The systems are required to pay service fees to CFC in connection with these transactions. Most of these loans that have not been sold in public offerings have been transferred to GFC. In addition, CFC services $589.1 million of these loans held in trust which have been sold in public offerings.

  Guarantees of Pollution Control Facility and Utility Property Financings

     CFC has guaranteed debt issued in connection with the construction or acquisition by CFC members of pollution control, solid waste disposal, industrial development and electric distribution facilities. Such debt is issued by governmental authorities and the interest thereon is exempt from Federal income taxation. The proceeds of the offering are made available to the member system, which in turn is obligated to pay the governmental authority amounts sufficient to service the debt. The debt, which is guaranteed by CFC, may include short-and long-term obligations.

     In the event of a default by a system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantee and the bond issue will not be accelerated so long as CFC performs under its guarantee. The system is required to repay, on demand, any amount advanced by CFC pursuant to its guarantee. This repayment obligation is secured by a common mortgage with REA on all the system's assets, but CFC may not exercise remedies thereunder for up to two years following default. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

     In connection with these transactions, the systems generally must purchase from CFC unsecured subordinated certificates in an amount up to 12% of the principal amount guaranteed and maturing at the final maturity of the related debt (but not less than 20 years). These certificates generally bear interest at the greater of the 34-year FFB interest rate, the interest rate on the longest maturity of the debt being guaranteed or 90% of the rate on the loan from CFC used to purchase the certificate. In addition, if a debt service reserve fund is created by CFC to secure the debt being issued, the system buys an additional subordinated certificate, maturing at the time of the final maturity of the debt, in the amount of such reserve. No interest is paid on such certificate, but any earnings from investments held by the trustee of such debt service reserve funds will be credited against the system's debt service obligations. The system is also required to pay to CFC initial and/or on-going servicing fees in connection with these transactions.

     Certain guaranteed long-term debt bears interest at variable rates which are adjusted at intervals of one to 270 days, weekly, each five weeks or semiannually to a level expected to permit their resale or auction at par. At the option of the member on whose behalf it is issued and provided funding sources are available, rates on such debt may be fixed until maturity. Holders have the right to tender for purchase at par the debt when it bears interest at a variable rate and CFC has committed to purchase debt so tendered if it cannot otherwise be remarketed. While CFC holds the securities, the cooperative will pay interest to CFC at its intermediate-term loan rate.

  Guarantees of Lease Transactions

     CFC has a program of lending to or guaranteeing debt issued by NCSC in connection with leveraged lease transactions. In such transactions, NCSC has lent money to an industrial or financial company (a "Lessor") for the purchase of a power plant (or an undivided interest therein) or utility equipment which was then leased to a CFC member ("the Lessee") under a lease requiring the Lessee to pay amounts sufficient to permit the owner of the property to service the loan. The loans were made on a non-recourse basis to the Lessor but were secured by the property leased and the owner's rights as Lessor. NCSC borrowed the funds it lent either under a CFC guarantee or on an interim basis directly from CFC and purchased from CFC a subordinated certificate in an amount up to 12% of the amount CFC guaranteed or lent. The subordinated certificates generally bear interest at a rate equal to the FFB rate for 34-year loans or 90% of CFC's loan rate and are repaid proportionally as the amount guaranteed decreases. NCSC is also obligated to pay administrative and/or guarantee fees to CFC in connection with these transactions. Such fees are reimbursed to NCSC by the Lessee in each transaction.

  Guarantees of Tax Indemnifications

     CFC has also guaranteed members' obligations to indemnify against loss of tax benefits in certain tax benefit transfers. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured on a pari passu basis with REA by a first lien on substantially all the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law, no further guarantees of this nature are anticipated. In connection with these transactions, the members purchased from CFC an unsecured subordinated certificate in an amount up to 12% of the amount guaranteed.

  Other

     CFC may provide other loans and guarantees as requested by its members. Such loans and guarantees will generally be made on a secured basis with interest rates and guarantee fees set to cover CFC's cost of capital, general and administrative expenses, a provision for loan and guarantee losses and maintenance of a reasonable margin. In connection with these transactions, the system generally must purchase from CFC an unsecured subordinated certificate in an amount up to 12% of the amount guaranteed or lent.

CFC FINANCING FACTORS

     Funding for the Company's loan programs are derived from Members' Equity (net margins, retained as allocated but unreturned patronage capital), from the sale of its Subordinated Certificates (see Note 3 to Combined Financial Statements), Collateral Trust Bonds, Medium-Term Notes, Commercial Paper and Bank Bid Notes. CFC's ability to obtain short-and long-term funds from external sources as needed depends on such factors as its reputation in the investment community, its financial condition and that of its members, the depth and liquidity of the markets in which it participates, its ability to conduct its operations to meet or exceed the financial standards of performance expected by the investment markets and the credit rating agencies and the continued support of its members.

     Each year CFC allocates its net margins (operating margin plus nonoperating income) among its members in proportion to interest earned by CFC from such members within various loan pools. These allocations are evidenced by Patronage Capital Certificates which bear no interest or dividends and have no stated maturity. These amounts are available for use in CFC's operations pending their retirement. CFC's current policy is to retire Patronage Capital Certificates representing 50% of the prior year's allocation during the following year and the remaining 50% after 15 years, if permitted by CFC's contractual obligations and to the extent that the Board of Directors in its discretion may determine from time to time that the financial condition of CFC will not be impaired as a result. The six years of unretired allocations that are currently held by CFC will be retired over the next 15 years starting with the retirement to be made in August 1994. RTFC's current policy is to retire 50% of current year's margins within 8 1/2 months of the end of the fiscal year with the remainder to be retired at the discretion of RTFC's Board of Directors. GFC's current policy is to retire 100% of current year's margins shortly after the end of the fiscal year.

     As a condition of membership, CFC members have subscribed to Capital Term Certificates, which like CFC's other Subordinated Certificates are unsecured subordinated obligations of CFC. They generally mature 100 years after issuance and bear interest at the rate of 5% per annum. The purchase of Subordinated Certificates may also be required as a condition of each long-term loan and certain intermediate-term loans made by CFC to its members (Subordinated Certificates issued in connection with loans made prior to June 1, 1983, earn 3% annually, and Subordinated Certificates for loans approved on or after that date are noninterest-bearing). Subordinated Certificates, bearing interest at various rates, are also required to be purchased in connection with CFC guarantees of member debt. The maturity of Subordinated Certificates purchased in connection with loans and guarantees generally coincides with the maturity of the related loan or guaranteed debt. Membership certificates and loan and guarantee certificates represented 52% and 48%, respectively, of total Subordinated Certificates outstanding at May 31, 1994.

     To fund a portion of its long-term fixed rate loan program, CFC issues intermediate-and long-term senior secured Collateral Trust Bonds and senior unsecured Medium-Term Notes with differing maturities, interest rates and redemption provisions. The Collateral Trust Bonds are secured by pledges of eligible mortgage notes with a principal amount at least equal to the total amount of bonds outstanding. If certain minimum eligibility ratios are not maintained, the mortgage notes affected must be replaced with other eligible collateral. In addition, Commercial Paper supported by an equal amount of interest rate exchange agreements is used to fund long-term fixed rate loans (see Note 5 to Combined Financial Statements).

     The Company issues Commercial Paper through dealers and directly to members and other eligible nonmember investors to provide funds for short-, intermediate-and long-term variable rate loans to members, including REA guaranteed loans, and temporarily to fund long-term fixed rate loans to members prior to funding with long-term debt. Commercial Paper could also be used to fund purchases of tax-exempt securities which CFC may be obligated to purchase pursuant to its commitment to act as standby purchaser. In addition, CFC may issue Commercial Paper in excess of its own funding needs in order to provide its members an investment vehicle for their excess funds; CFC uses the proceeds from such issuances to purchase short-term obligations of other issuers. Commercial Paper outstanding at May 31, 1994, 1993 and 1992, net of discount related to the issuance of dealer commercial paper, was approximately $3,429.0 million, $2,198.6 million and $2,043.8 million, respectively. The outstanding commercial paper at May 31, 1994, 1993 and 1992 had average maturities of 36 days, 46 days and 44 days, respectively. The amount of such outstanding Commercial Paper sold directly by CFC to its members and eligible nonmembers as a percentage of total outstanding Commercial Paper was 31% as of May 31, 1994 versus 54% at May 31, 1993.

     CFC also issues short-term Bank Bid Notes to fund its variable rate loans. These bid notes are unsecured loan obligations. Bid note facilities are uncommitted lines of credit for which CFC does not pay a fee. The amount of Bank Bid Notes outstanding as of May 31, 1994, 1993 and 1992 was $209.0 million, $335.0 million and $100.0 million, respectively.

     As of May 31, 1994, CFC had two revolving credit agreements totaling $2,900.0 million with 52 banks, including Morgan Guaranty Trust Company of New York as Administrative Agent and Arranger and the Bank of Nova Scotia as Managing Agent. These credit facilities were arranged principally to provide liquidity support for CFC's outstanding Commercial Paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed for the benefit of its members.

     Under the respective revolving credit agreements, CFC can borrow up to $2,030.0 million until June 3, 1996 (the "three-year facility"), and an additional $870.0 million until May 26, 1995 (the "364-day facility"). Any amounts outstanding will be due on those dates. In connection with the three-year facility, CFC pays a per annum facility/commitment fee of .225 of 1%. The per annum facility fee for the 364-day facility is .15 of

1%. If CFC's short-term ratings decline, these fees may be increased by no more than .2125 of 1%. Borrowings under both agreements will be at one or more rates as defined in the agreements, as selected by CFC.

     The revolving credit agreements require CFC among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,334.4 million (increased each fiscal year by 90% of net margins not distributed to members) and an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund REA guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated debt and restrict, with certain exceptions, the creation by CFC of liens on its assets and contain certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination date. As of May 31, 1994 CFC was in compliance with all covenants and conditions.

     As of May 31, 1994 there were no borrowings outstanding under the revolving credit agreements. On the basis of the three-year facility, at May 31, 1994, CFC classified $2,030.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,030.0 million of notes payable outstanding during the next 12 months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the three-year facility, subject to the conditions therein.

     In addition to the revolving credit facilities at May 31, 1994, CFC also had $610.0 million in separately negotiated 364-day lines of credit, documented by a uniform line of credit agreement for which a commitment fee of .10 of 1% is paid. The line of credit agreement contains the same financial covenants as the revolving credit agreements and may be terminated upon 30 days notice by either party. After such notice, the bank would not be obligated to lend.

     Interest rates charged on loans by CFC include the cost of funds incurred by CFC plus increments estimated to cover general and administrative expenses, a provision for loan and guarantee losses and to provide margins in amounts considered by CFC to be consistent with sound financial practice. While interest rates are set to cover estimated costs and to provide reasonable margins, CFC does not always match the maturity of its borrowings to those of its loans. CFC generally finances its long-term loans to members through borrowings having shorter maturities than the loans; however, CFC generally finances its fixed rate loans with funds whose maturities coincide with, or exceed, the rate adjustment cycle of the loan.

     Set forth below is a table showing CFC's outstanding borrowings and the weighted average interest rates thereon as of the dates shown:

                                 CFC BORROWINGS

                                                                   AMOUNTS OUTSTANDING AT MAY 31,
                                         ----------------------------------------------------------------------------------
                                            1994                         1993                          1992
                                         ----------                   ----------                    ----------
                                                                   (DOLLAR AMOUNTS IN THOUSANDS)
Long-and intermediate-term debt:(A)
  9 1/4% Series P Bonds, Due
    1992(B)...........................   $       --                   $       --                    $   99,700
  10 1/2% Series N Bonds, Due
    1995(B)...........................           --                           --                       100,000
  9 3/8% Series Q Bonds, Due
    1995(B)...........................           --                      149,800                       149,800
  9 5/8% Series R Bonds, Due
    1996(B)...........................           --                       99,600                        99,600
  9.85% Series S Bonds, Due 1996(B)...           --                       99,700                        99,700
  9 1/2% Series T Bonds, Due 1997.....      150,000                      149,800                       149,800
  8 1/2% Series U Bonds, Due 1998.....      149,800                      149,800                       149,800
  7.40% Series A Bonds, Due 2007......        2,819                        6,319                         8,619
  9 3/4% Series F Bonds, Due
    2009(B)...........................           --                           --                        76,769
  Floating Rate Series E-2 Bonds, Due
    2010..............................        2,253                        2,279                         2,315
  9% Series O Bonds, Due 2016.........       87,400                       91,600                        95,800
  9% Series V Bonds, Due 2021.........      150,000                      149,800                       149,800
  Medium-Term Notes and weighted
    average interest rates............      472,208      (6.99%)         456,538       (7.29%)         537,365      (7.90%)
                                         ----------                   ----------                    ----------
      Total long-and intermediate-term
        debt and weighted average
        interest rates(C).............    1,014,480(D)   (8.06%)       1,355,236       (8.56%)       1,719,068      (8.90%)
  Members' Subordinated Certificates,
    including advance payments and
    weighted average interest
    rates(E)..........................    1,086,529      (4.46%)       1,066,755       (4.58%)       1,056,928      (4.17%)
                                         ----------                   ----------                    ----------
      Total long-and intermediate-term
        debt and Members' Subordinated
        Certificates and weighted
        average interest rates........   $2,101,009      (6.20%)      $2,421,991       (6.81%)      $2,775,996      (7.10%)
                                          =========                    =========                     =========
Short-term debt(F) and weighted
  average interest rates(G)...........   $3,637,975      (4.23%)      $2,533,624       (3.14%)      $2,143,815      (3.85%)
                                          =========                    =========                     =========
Total debt and weighted average
  interest rates at May 31............   $5,738,984      (4.95%)      $4,955,615       (4.93%)      $4,919,811      (5.68%)
                                          =========                    =========                     =========

- - ---------------
(A) Net of $0.2 million, $1.5 million and $30.7 million principal amount of bonds held in Treasury at May 31, 1994, 1993 and 1992, respectively, of which $0.2 million, $1.5 million and $1.8 million, respectively, was purchased in connection with CFC's deferred compensation program.

(B) Series N Collateral Trust Bonds were called July 2, 1992. Series P Collateral Trust Bonds matured November 1, 1992. Series F Collateral Trust Bonds were called September 3, 1992, at a premium of 4.07%. Series Q Collateral Trust Bonds were called on June 16, 1993, at par. Series R Collateral Trust Bonds were called on February 2, 1994, at par. Series S Collateral Trust Bonds were called on April 18, 1994, at par.

(C) Excludes $2,030.0 million, $2,030.0 million and $1,750.0 million of Commercial Paper classified as long-term debt as of May 31, 1994, 1993 and 1992, respectively (see Note 4 to Combined Financial Statements).

(D) Total long-and intermediate-term debt includes $200.8 million which will be due or is expected to be redeemed, during fiscal year 1995.

(E) Excluding $107.1 million, $116.5 million and $128.0 million of Debt Service Reserve Certificates, and $29.3 million, $32.4 million and $36.2 million of subscribed but unissued Subordinated Certificates as of May 31, 1994, 1993 and 1992, respectively, since such funds are not generally available for investing in earning assets.

(F) Net of discount; includes $2,030.0 million, $2,030.0 million and $1,750.0 million of Commercial Paper classified as long-term debt as of May 31, 1994, 1993 and 1992, respectively. Includes $209.0 million, $335.0 million and $100.0 million of Bank Bid Notes at May 31, 1994, 1993 and 1992, respectively (see Note 4 to Combined Financial Statements).

(G) Average interest rates are weighted on the basis of amounts of outstanding borrowings without adjustment for bank credit compensation arrangements for short-term borrowings.

     Set forth below are the weighted average costs incurred by CFC on its short-term borrowings (Commercial Paper and Bank Bid Notes) and on its long-term borrowings (Collateral Trust Bonds, Medium-Term Notes and interest rate swaps) for the period shown.

                        INTEREST COSTS ON CFC BORROWINGS

                                                                      YEARS ENDED MAY 31,
                                                                    -----------------------
                                                                    1994     1993     1992
                                                                    -----    -----    -----
    Short-term borrowings........................................   3.67%    3.61%    5.23%
    Long-term borrowings.........................................   8.63%    8.92%    9.40%
         Total short-and long-term borrowings....................   5.14%    5.80%    7.18%

TAX STATUS

     In 1969, CFC obtained a ruling from the Internal Revenue Service ("IRS") recognizing CFC's exemption from the payment of Federal income taxes under
Section 501(c)(4) of the Internal Revenue Code. Such exempt status could be removed as a result of changes in legislation or in administrative policy or as a result of changes in CFC's business. CFC believes that its operations have not changed materially from those described to the IRS. CFC's affiliates RTFC and GFC are taxable Subchapter T corporations.

INVESTMENT POLICY

     Surplus funds are invested pursuant to policies adopted by CFC's Board of Directors. Under present policy, surplus funds may be invested in direct obligations of or obligations guaranteed by the United States or agencies thereof, the World Bank, or certain high quality commercial paper, obligations of foreign governments, Eurodollar deposits, bankers' acceptances, bank letters of credit, certificates of deposit or working capital acceptances. The policy also permits investments in certain types of repurchase agreements with highly rated financial institutions, whereby the assets consist of eligible securities listed above set aside in a segregated account. CFC typically has two types of funds available for investment: (1) the debt service reserve funds held by the collateral trust bond trustee under the Collateral Trust Bond Indenture between CFC and Manufacturer Hanover Trust Company ("1972 Indenture"), used to make bond interest and sinking fund payments; and (2) member loan payments and commercial paper investments in excess of the daily cash funding requirements. Debt service reserve funds are invested with maturities scheduled to coincide with interest and sinking fund payment dates.

OTHER SOURCES OF LOANS TO CFC MEMBERS

     In addition to CFC, there are other lending sources which supplement REA financing, some of whose lending rates may be lower than CFC's. At May 31, 1994, CFC had 5,443 long-term mortgage loans committed or outstanding to distribution systems totaling approximately $4,965.5 million, and to CFC's knowledge other lenders, excluding REA, had 407 such loans at May 31, 1994, totaling approximately $475.0 million. At May 31, 1994, CFC had 118 committed or outstanding long-term mortgage loans for power supply projects totaling approximately $1,161.5 million and to CFC's knowledge other lenders, excluding REA and FFB, had such loans committed or outstanding for power supply projects in a total amount of approximately $2,750.0 million.

EMPLOYEES

     At May 31, 1994, CFC had 157 employees, including engineering, financial and legal personnel, management specialists, loan examiners, accountants and support staff. CFC believes that its relations with its employees are good.

                    THE RURAL ELECTRIC AND TELEPHONE SYSTEMS

GENERAL

     CFC's 899 rural electric Utility Members as of May 31, 1994, were drawn from the approximately 937 (at December 31, 1992) rural electric utility systems (the "systems") which were eligible for REA loans. A large proportion of the eligible systems are members of CFC and information regarding these systems is available in the Annual Statistical Reports of REA ("REA Reports"), therefore commentary in this section is based on information about the systems generally, rather than CFC members alone (see Note on page 19). However, the Composite Financial Statements on pages 20 to 24 relate only to CFC Utility Members. At December 31, 1992 and for the year then ended, CFC's members accounted for approximately 96% of the total utility plant, 91% of the total equity, 92% of the net margins and 92% of the total number of systems covered by REA Reports, and CFC believes that its members are representative of the systems as a whole.

     Although generally stable retail rates have been the historical pattern for REA borrowers, in the 1970's and early 1980's rising costs of fuel, material, labor, capital and wholesale power required rate increases by most of the distribution systems. Increases in costs have also resulted in rate increases by the power supply systems. Virtually all power contracts between power supply systems and their member distribution systems provide for rate increases to cover increased costs of supplying power, although in certain cases such increases must be approved by regulatory agencies. During the last five years, costs and rates have generally been stable.

THE REA PROGRAM

     Since the enactment of the Rural Electrification Act in 1936, REA has financed the construction of electric generating plants, transmission facilities and distribution systems in order to provide electricity to persons in rural areas who were without central station service. Principally through the organization of systems under the REA loan program in 46 states and U.S. territories, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11% in 1934 to almost 99% currently. Rural electric systems serve 11% of all consumers of electricity in the United States and its territories. They account for approximately 8% of total sales of electricity and about 6% of energy generation and generating capacity.

     In 1949, the Act was amended to allow REA to lend for the purpose of furnishing and improving rural telephone service. At December 31, 1992, 899 of REA's 957 telephone borrowers provided service to 6.1 million subscribers throughout the United States and its territories (reporting information was not available for the remaining 58 borrowers).

     The Rural Electrification Act provides for REA to make insured loans and to provide other forms of financial assistance to borrowers. REA is authorized to make direct loans, at below market rates, to systems which are eligible to borrow from it. REA is also authorized to guarantee loans which have been used mainly to provide financing for construction of Bulk Power Supply Projects. Guaranteed loans bear interest at a rate agreed upon by the borrower and the lender (which generally has been the FFB). For telephone borrowers, REA also provides financing through the Rural Telephone Bank (RTB). The RTB is a government corporation providing financing at rates reflecting its cost of capital. REA exercises a high degree of financial and technical supervision over borrowers' operations. Its loans and guarantees are generally secured by a mortgage on substantially all of the system's property and revenues.

     Legislation has been proposed which would provide funding of $675 million for the REA insured loan program for electric borrowers for FY 1995 and $498 million for the telephone borrowers through REA and the RTB. In addition, $300 million was proposed for the REA guaranteed electric loan program.

     Legislation has been enacted which allows REA electric borrowers to prepay their loans to REA at a discount based on the government's cost of funds at the time of prepayment. If a borrower chooses to prepay its notes, it becomes ineligible for future REA lending for a period of ten years, except in certain specified instances. Regulations regarding the note buy-out, relating to computation of discount and certain issues concerning potential taxes on gains, were adopted on March 22, 1994. As of May 31, 1994, no borrowers have prepaid their REA loans under these rules.

DISTRIBUTION SYSTEMS

     Distribution systems are local utilities distributing electric power, generally purchased from wholesale sources, to consumers in their service areas. Virtually all are locally-managed cooperative, non-profit associations, and most have been in operation for at least 40 years. At December 31, 1992, the approximate number of consumers served by REA electric borrowers was 12.2 million, representing an estimated 28.8 million ultimate users. Aggregate operating revenues of the distribution systems from sales of electric energy for the year ended December 31, 1992, totaled $14.0 billion, of which 65% was derived from the sales of electricity to residential consumers (farm and nonfarm), 31% from such sales to commercial and industrial consumers and the remainder from sales to various other consumers.

     The composite TIER of CFC member distribution systems increased to 2.19 in 1992 from 2.11 in 1991. The composite DSC ratio fell from 2.13 in 1991 to 2.07 in 1992. Composite equity as a percent of total assets for member distribution systems increased from 38.18% at December 31, 1991 to 39.44% at December 31, 1992.

     The cost of purchased wholesale power in 1992 amounted to 66.5% of the total revenues of the distribution systems. Information from REA concerning the amount of energy generated and purchased by REA borrowers including distribution systems during the 12 months ended December 31, 1992 (1993 data is not available) indicates that 18.4% was purchased from power companies including investor-owned utilities and industrial and manufacturing corporations, 55.5% from rural electric power supply systems and other distribution systems having generating facilities, 18.8% from Federal agencies and 7.3% from publicly-owned power suppliers, such as municipal systems.

     Wholesale power supply contracts ordinarily guarantee neither an uninterrupted supply nor a constant cost of power. Contracts with REA-financed power supply systems (which generally require the distribution system to purchase all its power requirements from the power supply system) provide for rate increases to pass along increases in sellers' costs (subject in certain cases to regulatory approval). The wholesale power contracts permit the power supply system, subject to approval by REA and, in certain circumstances, regulatory agencies, to establish rates to its members so as to produce revenues sufficient, with revenues from all other sources, to meet the costs of operation and maintenance (including, without limitation, replacements, insurance, taxes and administrative and general overhead expenses) of all generating, transmission and related facilities, to pay the cost of any power and energy purchased for resale, to pay the costs of generation and transmission, to make all payments on account of all indebtedness and leases of the power supply system and to provide for the establishment and maintenance of reasonable reserves. The rates under the wholesale power contracts are required to be reviewed by the Board of Directors of the power supply system at least annually.

     Power contracts with investor-owned utilities, or power supply systems which do not borrow from REA generally have rates subject to regulation by the Federal Energy Regulatory Commission. Contracts with Federal agencies generally permit rate changes by the selling agency (subject, in some cases, to Federal regulatory approval). In the case of many distribution systems, only one power supplier is within a feasible distance to provide wholesale electricity.

POWER SUPPLY SYSTEMS

     Power supply systems are utilities which purchase and generate electric power and provide it wholesale to distribution systems for delivery to the ultimate retail consumer. Of the 62 operating power supply systems financed in whole or in part by REA or CFC at December 31, 1993, 61 were cooperatives owned directly or indirectly by groups of distribution systems and one was government owned. Of this number, 39 had generating capacity of at least 100,000 kilowatts, and eight had no generating capacity. Five of the eight systems with no generating capacity operated transmission lines to supply certain distribution systems, one has applied for REA financing for its first transmission facility and two are currently building their first transmission facilities. Certain other power supply systems had been formed but did not yet own generating or transmission facilities. At December 31, 1992, the 58 power supply systems reporting to REA owned 145 generating plants with a total generating capacity of approximately 29,597,000 kilowatts, or approximately 4.3% of the nation's estimated electric generating capacity and served 700 REA distribution system borrowers (representing an average for the year of approximately 8.3 million consumers). Certain of the power supply systems which own generating plants lease these facilities to others and purchase their power requirements from the lessee-operators.

     Of the power supply systems' total generating capacity in place as of December 31, 1992, steam plants accounted for 94.2% (including nuclear capacity representing approximately 10.2% of such total generating capacity), internal combustion plants accounted for 5.5% and hydroelectric plants accounted for 0.3%. REA loans and loan guarantees as of December 31, 1992, have provided funds for the installation of over 34,031,000 kilowatts, of which nuclear is approximately 3,806,000 kilowatts, or 11.2% of the total, of which 979,000 kilowatts have officially been cancelled, or 2.9% of the total.

     The high level of growth in demand for electricity experienced in the 1970's was not expected to decline in the 1980's and the power supply systems continued their construction programs in anticipation of continued growth in demand. During the 1980's, however, slower growth in power requirements of the systems reduced the need for additional generating capacity in most areas of the country. Thus, many areas are now experiencing a surplus of generating capacity and, as a result, some power supply systems have significant amounts of fixed costs for power plant investment not fully supported by increased revenues (see
Note 10 to Combined Financial Statements for further information concerning certain CFC members experiencing this problem).

     While the level of funds needed for new generating units is expected to be low over the next few years, the need for transmission and capital additions will continue to generate substantial long-term capital requirements. The power supply systems are expected to continue to seek to satisfy these requirements primarily through the REA loan guarantee program.

REGULATION AND COMPETITION

     The degree of regulation of rural electric systems by state authorities varies from state to state. The retail rates of rural electric systems are regulated in 17 states (in which there are approximately 289 systems). Distribution systems in these states account for 34% of the total operating revenues and patronage capital of all distribution systems nationwide. State agencies, principally public utility commissions, of 20 states regulate those states' approximately 300 systems as to the issuance of long-term debt securities. In six states (in which there are approximately 100 systems) state agencies regulate, to varying degrees, the issuance of short-term debt securities. Since 1967, the Federal Power Commission and its successor, the Federal Energy Regulatory Commission ("FERC"), which regulates interstate sales of energy at wholesale, have taken the position that it lacks jurisdiction to regulate cooperative rural electric systems which are current borrowers from REA. However, rural electric cooperatives that pay off their REA debt or never incur REA debt may be regulated by FERC with respect to financing and/or rates. To date, four power supply systems and one distribution system are regulated by FERC.

     Varying degrees of territorial protection against competing utility systems are provided to distribution systems in 41 states (in which over 92% of the distribution systems are located). Changes in administrative or legislative policy in several states, or Federal legislation may result in more or in less territorial protection for the distribution systems.

     In addition to competition from other utility systems, some distribution systems have expressed increasing concern about the loss of desirable suburban service areas as a result of annexation by expanding municipal or franchised investor-owned utility systems, regardless of the degree of territorial protection otherwise provided by applicable law. The systems are also subject to competition from alternate sources of energy such as bottled gas, natural gas, fuel oil, diesel generation, wood stoves and self-generation.

     The systems, in common with the electric power industry generally, may incur substantial capital expenditures and increases in operating costs in order to meet the requirements of both present and future

Federal, state and local standards relating to safety and environmental quality control. These include possible requirements for burying distribution lines and meeting air and water quality standards.

     On November 15, 1990, amendments to the Clean Air Act of 1970 (the "Amendments"), designed to cause utilities and others to reduce emissions, became law. The Amendments contain a range of compliance options and a phase-in period which will help mitigate the immediate costs of implementation. Many of CFC's member systems already comply with the provisions of the Amendments. CFC is currently monitoring the overall impact of the Amendments on individual member systems, which must implement compliance plans and operating or equipment modifications for Phase I of the Act (1995), and for those affected in Phase II of the Act (2000). Compliance plans for member systems with units affected in Phase I primarily involve fuel switching to low-sulfur coal. The trading of emission allowances may also be an economical alternative in Phase II. Some member systems originally believed to be affected by the Amendments have developed strategies designed to minimize the Amendment's impact. At this time, it is not anticipated that the Amendments will have a material adverse impact on the quality of CFC's loan portfolio.

FINANCIAL INFORMATION

     The systems differ from investor-owned utilities in that the vast majority are cooperative, non-profit organizations operating under policies which provide that rates should be established so as to minimize rates over the longterm. Revenues in excess of operating costs and expenses are referred to as "net margins and patronage capital" and are treated as equity capital furnished by the systems' consumers. This "capital" is transferred to a balance sheet account designated as "patronage capital", and is usually allocated to consumers in proportion to their patronage. Such capital is not refunded to them for a period of years during which time it is available to the system to be used for proper corporate purposes. Subject to their applicable contractual obligations, the systems may refund such capital to their members when doing so will not impair the systems' financial condition. In the terminology of the Uniform System of Accounts prescribed by REA for its borrowers, "operating revenues and patronage capital" refers to all utility operating income received during a given period.

     Similar to the practice followed by investor-owned utilities pursuant to FERC procedures and as prescribed by REA, the systems capitalize as a cost of construction the interest charges on borrowed funds ("interest charged to construction") and the estimated unearned interest attributable to internally-generated funds ("allowance for funds used during construction") used in the construction of generation, and to a lesser extent transmission and distribution facilities. This accounting policy, which increases net margins by the amounts of these actual and imputed interest charges, is based on the premise that the cost of financing construction is an expenditure serving to increase the productive capacity and value of the utility's assets and thus should be included in the cost of the assets constructed and recovered over the life of the assets. In the case of power supply systems, REA has included in its direct loans and guarantees of loans amounts sufficient to meet the estimated interest charges during construction. If the foregoing accounting policy were not followed, utilities would presumably request regulatory permission, if applicable, to increase their rates to cover such costs. The amounts of interest charged to construction and allowance for funds used during construction capitalized by distribution systems are relatively insignificant. Because power supply systems generally expend substantial amounts on long-term construction projects, the application of this accounting policy may result in substantially lower interest expense and in substantially higher net margins for such systems during construction than would be the case if such a policy were not followed.

     On the following pages are tables providing composite statements of revenues, expenses and patronage capital of the distribution systems which were members of CFC and the power supply systems which were members of CFC during the five years ended December 31, 1992, and their respective composite balance sheets at the end of each such year. The data for the year ended December 31, 1993 was not available from REA prior to the filing of this document.
- - ---------------
     NOTE: Statistical information in the REA Reports has not been examined by CFC's independent public accountants, and the number and geographical dispersion of the systems have made impractical an independent investigation by CFC of the statistical information available from REA. The REA Reports are based upon financial statements submitted to REA, subject to year-end audit adjustments, by reporting REA borrowers and do not, with minor exceptions, take into account current data for certain systems, primarily those which are not active REA borrowers. As of December 31, 1992, 159 REA borrowers had repaid their REA loans in full and were accordingly not subject to REA reporting requirements.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
                 AS REPORTED BY CFC MEMBER DISTRIBUTION SYSTEMS

              The following are unaudited figures which are based
                upon financial statements submitted to REA or to
                     CFC by CFC Member Distribution Systems

                                                                           YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------
                                                       1992           1991           1990           1989           1988
                                                    -----------    -----------    -----------    -----------    -----------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
Operating revenues and patronage capital.........   $13,921,515    $13,446,544    $12,819,204    $12,303,951    $11,790,389
                                                    -----------    -----------    -----------    -----------    -----------
Operating deductions:
    Cost of power(1).............................     9,211,421      8,979,920      8,558,404      8,363,149      8,012,367
    Distribution expense (operations)............       346,183        327,787        307,649        289,525        271,697
    Distribution expense (maintenance)...........       589,722        558,291        528,746        496,245        463,132
    Administrative and general expenses(2).......     1,287,224      1,215,158      1,137,154      1,060,641        974,777
    Depreciation and amortization expense........       828,966        775,049        724,951        676,706        630,872
    Taxes........................................       365,473        337,898        313,403        299,542        278,209
                                                    -----------    -----------    -----------    -----------    -----------
        Total....................................    12,628,989     12,194,103     11,570,307     11,185,808     10,631,054
                                                    -----------    -----------    -----------    -----------    -----------
Utility operating margins........................     1,292,526      1,252,441      1,248,897      1,118,143      1,159,335
Non-operating margins............................       157,912        175,993        201,798        202,183        163,528
Power supply capital credits(3)..................       219,638        201,708        163,580        135,394        165,399
                                                    -----------    -----------    -----------    -----------    -----------
        Total....................................     1,670,076      1,630,142      1,614,275      1,455,720      1,488,262
                                                    -----------    -----------    -----------    -----------    -----------
Interest on long-term debt(4)....................       749,594        763,070        741,465        691,738        634,692
Other deductions.................................        27,841         18,953         22,607         20,396         23,327
                                                    -----------    -----------    -----------    -----------    -----------
        Total....................................       777,435        782,023        764,072        712,134        658,019
                                                    -----------    -----------    -----------    -----------    -----------
Net margins and patronage capital................   $   892,641    $   848,119    $   850,203    $   743,586    $   830,243
                                                     ==========     ==========     ==========     ==========     ==========
TIER(5)..........................................          2.19           2.11           2.15           2.07           2.31
DSC(6)...........................................          2.07           2.13           2.16           2.09           2.26
Number of systems included.......................           821            819            820            822            823

- - ---------------
(1) Includes cost of purchased power, power production and transmission expense, separately listed in the applicable REA Report.

(2) Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses, separately listed in the applicable REA Report.

(3) Represents net margins of power supply systems and other associated organizations allocated to their member distribution systems and added in determining net margins and patronage capital of distribution systems under REA accounting practices. Cash distributions of this credit have rarely been made by the power supply systems and such other organizations to their members.

(4) Interest on long-term debt is net of interest charged to construction, which is stated separately as a credit in REA Reports. For a description of the reasons for, and the effect on net margins and patronage capital of, the accounting policies governing interest charged to construction and allowance for funds used during construction, see "Financial Information". CFC believes that amounts incurred by distribution systems for interest charged to construction and allowance for funds used during construction are immaterial relative to their total interest on long-term debt and net margins and patronage capital.

(5) Determined by adding interest on long-term debt (in each year including all interest charged to construction) and net margins and patronage capital and dividing the total by interest on long-term debt (in each year including all interest charged to construction).

(6) The ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                            COMPOSITE BALANCE SHEETS
                 AS REPORTED BY CFC MEMBER DISTRIBUTION SYSTEMS

              THE FOLLOWING ARE UNAUDITED FIGURES WHICH ARE BASED
                UPON FINANCIAL STATEMENTS SUBMITTED TO REA OR TO
                     CFC BY CFC MEMBER DISTRIBUTION SYSTEMS

                                                                                AT DECEMBER 31,
                                                    -----------------------------------------------------------------------
                                                       1992           1991           1990           1989           1988
                                                    -----------    -----------    -----------    -----------    -----------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
Assets and other debits:
    Utility plant:
        Utility plant in service.................   $27,502,596    $25,846,550    $24,370,100    $22,754,138    $21,348,335
        Construction work in progress............       619,764        615,425        623,356        650,533        565,233
                                                    -----------    -----------    -----------    -----------    -----------
            Total utility plant..................    28,122,360     26,461,975     24,993,456     23,404,671     21,913,568
        Less: accumulated provision for
          depreciation and amortization..........     7,401,028      6,812,221      6,330,979      5,879,089      5,430,210
                                                    -----------    -----------    -----------    -----------    -----------
            Net utility plant....................    20,721,332     19,649,754     18,662,477     17,525,582     16,483,358
    Investments in associated organizations(1)...     2,585,621      2,405,290      2,255,370      2,123,391      2,005,165
    Current and accrued assets...................     3,611,874      3,624,025      3,585,399      3,362,784      3,001,563
    Other property and investments...............       343,734        323,445        311,937        248,245        225,738
    Deferred debits..............................       439,529        342,855        287,294        263,002        194,863
                                                    -----------    -----------    -----------    -----------    -----------
            Total assets and other debits........   $27,702,090    $26,345,369    $25,102,477    $23,523,004    $21,910,687
                                                     ==========     ==========     ==========     ==========     ==========
Liabilities and other credits:
    Net worth:
        Memberships..............................   $    98,450    $    93,207    $    91,827    $    88,972    $    86,143
        Patronage capital and other
          equities(2)............................    10,826,559      9,966,135      9,275,621      8,460,725      7,887,028
                                                    -----------    -----------    -----------    -----------    -----------
            Total net worth......................    10,925,009     10,059,342      9,367,448      8,549,697      7,973,171
    Long-term debt(3)............................    14,303,024     13,958,473     13,461,363     12,681,327     11,882,171
    Current and accrued liabilities..............     1,898,868      1,755,336      1,734,385      1,741,832      1,513,420
    Deferred credits.............................       555,618        554,149        521,339        534,176        524,314
    Miscellaneous operating reserves.............        19,571         18,069         17,942         15,972         17,611
                                                    -----------    -----------    -----------    -----------    -----------
            Total liabilities and other
              credits............................   $27,702,090    $26,345,369    $25,102,477    $23,523,004    $21,910,687
                                                     ==========     ==========     ==========     ==========     ==========
Number of systems included.......................           821            819            820            822            823

- - ---------------
(1) Includes investments in service organizations, power supply capital credits and investments in CFC.

(2) Includes non-refundable donations or contributions in cash, services or property from states, municipalities, other government agencies, individuals and others for construction purposes separately listed in the applicable REA Report.

(3) Principally debt to REA and includes $3,536,794,013, $3,435,994,499,
    $3,283,689,097, $3,018,608,279 and $2,714,809,274 for the years 1992, 1991,
    1990, 1989 and 1988, respectively, due to CFC.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
                 AS REPORTED BY CFC MEMBER POWER SUPPLY SYSTEMS

              THE FOLLOWING ARE UNAUDITED FIGURES WHICH ARE BASED
                UPON FINANCIAL STATEMENTS SUBMITTED TO REA OR TO
                     CFC BY CFC MEMBER POWER SUPPLY SYSTEMS

                                                                              YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                            1992          1991          1990          1989          1988
                                                         ----------    ----------    ----------    ----------    ----------
                                                                            (DOLLAR AMOUNTS IN THOUSANDS)
Operating revenues and patronage capital..............   $9,111,434    $8,615,165    $8,553,618    $8,589,575    $8,442,827
                                                         ----------    ----------    ----------    ----------    ----------
Operating deductions:
    Cost of power(1)..................................    5,855,131     5,541,332     5,461,628     5,436,747     5,316,628
    Transmission expense (operations).................       12,959        11,445         9,451         8,109         7,634
    Transmission expense (maintenance)................       11,300        11,315        10,611         8,425         8,355
    Administrative and general expenses(2)............      390,521       363,646       338,256       312,364       337,499
    Depreciation and amortization expenses............      872,657       819,586       821,943       796,955       756,050
    Taxes.............................................      233,420       239,588       182,279       233,891       225,205
                                                         ----------    ----------    ----------    ----------    ----------
            Total.....................................    7,375,988     6,986,912     6,824,168     6,796,491     6,651,371
                                                         ----------    ----------    ----------    ----------    ----------
Utility operating margins.............................    1,735,446     1,628,253     1,729,450     1,793,084     1,791,456
Non-operating margins.................................      280,810       329,419       328,349       305,067       168,423
Power supply capital credits(3).......................       30,771        28,405        12,452        19,259        16,496
                                                         ----------    ----------    ----------    ----------    ----------
            Total.....................................    2,047,027     1,986,077     2,070,251     2,117,410     1,976,375
                                                         ----------    ----------    ----------    ----------    ----------
Interest on long-term debt(4).........................    2,075,939     1,999,107     1,968,531     1,839,641     2,003,265
Other deductions......................................      137,344        42,862       203,548       330,870        98,600
                                                         ----------    ----------    ----------    ----------    ----------
            Total.....................................    2,213,283     2,041,969     2,172,079     2,170,511     2,101,865
                                                         ----------    ----------    ----------    ----------    ----------
Net margins and patronage capital.....................   $ (166,256)   $  (55,892)   $ (101,828)   $  (53,101)   $ (125,490)
                                                          =========     =========     =========     =========     =========
TIER(5)...............................................          .92           .97           .95           .97           .94
DSC(6)................................................         1.05          1.06          1.05          1.08          1.06
Number of systems included(7).........................           50            49            50            51            54

- - ---------------
(1) Includes cost of purchased power, power production and transmission expense, separately listed in the applicable REA Report.

(2) Includes sales expenses and consumer accounts expense and consumer service and informational expense as well as other administrative and general expenses, separately listed in the applicable REA Report.

(3) Certain power supply systems purchase wholesale power from other power supply systems of which they are members. Power supply capital credits represent net margins of power supply systems allocated to member power supply systems on the books of the selling power supply systems. This item has been added in determining net margins and patronage capital of the purchasing power supply systems under REA accounting practices. Cash distributions of this credit have rarely been made by the selling power supply systems to their members. This item also includes net margins of associated organizations allocated to CFC power supply members and added in determining net margins and patronage capital of the CFC member systems under REA accounting practices.

(4) Interest on long-term debt is net of interest charged to construction. Allowance for funds used during construction has been included in non-operating margins. For a description of the reasons for, and the effect on net margins and patronage capital of, the accounting policies governing interest charged to construction and allowance for funds used during construction, see "Financial Information". According to unpublished information furnished by REA, interest charged to construction and allowance for funds used during construction for CFC power supply members in the years 1988-1992 were as follows:

                               ALLOWANCE FOR
        INTEREST CHARGED        FUNDS USED
        TO CONSTRUCTION     DURING CONSTRUCTION           TOTAL
        ----------------    -------------------    -------------------
                       (DOLLAR AMOUNTS IN THOUSANDS)
1992        $ 54,093              $ 4,396               $       58,489
1991        $ 49,495              $ 5,241               $       54,736
1990        $ 55,670              $ 6,615               $       62,285
1989        $100,380              $ 6,761               $      107,141
1988        $169,045              $ 7,714               $      176,759

(5) Determined by adding interest on long-term debt (in each year including all interest charged to construction) and net margins and patronage capital and dividing the total by interest on long-term debt (in each year including all interest charged to construction). The TIER calculation includes the operating results of four financially troubled power supply systems, without which the composite TIER would have been 1.14, 1.14, 1.08, 1.09 and 1.06 for the years ended December 31, 1992, 1991, 1990, 1989 and 1988, respectively.

(6) The ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations. The DSC calculation includes the operating results of four power supply systems experiencing financial difficulties. Without these systems, the composite DSC would have been 1.23, 1.25, 1.22, 1.21 and 1.23 for the years ended December 31, 1992, 1991, 1990, 1989 and 1988, respectively.

(7) Twelve CFC power supply system members are not required to report to REA since they are not currently borrowers from REA. These systems are either in developmental stages or act as coordinating agents for their members. Their inclusion would not have a material effect on this data. In addition, REA has determined not to include data for Wabash Valley Power Association ("Wabash") and Colorado-Ute in their composite statements due to Wabash's ongoing bankruptcy and the liquidation of Colorado-Ute (see Note 10 to Combined Financial Statements).

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                            COMPOSITE BALANCE SHEETS
                 AS REPORTED BY CFC MEMBER POWER SUPPLY SYSTEMS

              THE FOLLOWING ARE UNAUDITED FIGURES WHICH ARE BASED
                UPON FINANCIAL STATEMENTS SUBMITTED TO REA OR TO
                     CFC BY CFC MEMBER POWER SUPPLY SYSTEMS

                                                                           AT DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                  1992           1991           1990           1989           1988
                                               -----------    -----------    -----------    -----------    -----------
                                                                    (DOLLAR AMOUNTS IN THOUSANDS)
Assets and other debits:
    Utility plant:
        Utility plant in service............   $31,375,391    $29,433,524    $29,421,761    $29,777,550    $28,397,925
        Construction work in progress.......     1,324,432        911,262        695,229        891,907      1,661,158
                                               -----------    -----------    -----------    -----------    -----------
            Total utility plant.............    32,699,823     30,344,786     30,116,990     30,669,457     30,059,083
        Less: accumulated provision for
          depreciation and amortization.....     8,983,913      7,786,074      7,032,102      6,277,677      5,354,466
                                               -----------    -----------    -----------    -----------    -----------
            Net utility plant...............    23,715,910     22,558,712     23,084,888     24,391,780     24,704,617
    Investments in associated
      organizations(1)......................       865,162        740,554        654,419        661,338        696,334
    Current and accrued assets..............     4,076,841      4,239,802      4,094,006      4,399,010      3,971,761
    Other property and investments..........     1,717,451      1,503,526      1,447,443      1,121,803        934,573
    Deferred debits.........................     1,879,607      1,445,868      2,236,808      2,303,752      2,426,167
                                               -----------    -----------    -----------    -----------    -----------
            Total assets and other debits...   $32,254,971    $30,488,462    $31,517,564    $32,877,683    $32,733,452
                                               ===========    ===========    ===========    ===========    ===========
Liabilities and other credits:
    Net worth:
        Memberships.........................   $       246    $       244    $       250    $       248    $       258
        Patronage capital and other
          equities..........................       315,793        593,505        544,872        690,481      1,241,015
                                               -----------    -----------    -----------    -----------    -----------
            Total net worth.................       316,039        593,749        545,122        690,729      1,241,273
    Long-term debt(2).......................    28,838,255     27,060,357     27,989,365     25,671,597     27,845,960
    Current and accrued liabilities.........     1,531,722      1,391,762      1,492,713      5,117,204      2,280,021
    Deferred credits........................     1,071,393      1,344,641      1,113,545      1,035,989      1,054,642
    Miscellaneous operating reserves........       497,562         97,953        376,819        362,164        311,556
                                               -----------    -----------    -----------    -----------    -----------
            Total liabilities and other
              credits.......................   $32,254,971    $30,488,462    $31,517,564    $32,877,683    $32,733,452
                                               ===========    ===========    ===========    ===========    ===========
Number of systems included(3)...............            50             49             50             51             54

- - ---------------
(1) Includes investments in service organizations, power supply capital credits and investments in CFC.

(2) Principally debt to REA or debt guaranteed by REA and loaned by FFB.

(3) Twelve CFC power supply system members are not required to report to REA since they are not currently borrowers from REA. These systems are either in developmental stages or act as coordinating agents for their members. Their inclusion would not have a material effect on these data.

ITEM 2. PROPERTIES.

     CFC owns and operates a headquarters facility in Fairfax County in the Commonwealth of Virginia. This facility consists of a six-story office building with separate parking garage situated on four acres of land. The company also owns an additional eight acres of unimproved land adjacent to the building. On April 11, 1994, CFC purchased an additional 23 1/2 acres of unimproved land adjacent to the building. There are no plans at this time for future use of either parcel of land.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Inapplicable.

ITEM 6. SELECTED FINANCIAL DATA.

     The following is a summary of selected financial data for each of the five years ended May 31, 1994.

                                         1994          1993          1992          1991          1990
                                      ----------    ----------    ----------    ----------    ----------
                                                         (DOLLAR AMOUNTS IN THOUSANDS)
For the year ended May 31:
Operating income...................   $  324,682    $  336,387    $  402,255    $  428,974    $  423,989
                                       =========     =========     =========     =========     =========
Operating margin...................   $   29,159    $   38,352    $   42,809    $   28,564    $   36,542
Nonoperating income................        4,029         3,296         2,744         3,883         2,731
Gain on sale of building...........           --            --            --        15,858            --
Extraordinary loss(A)..............           --        (3,161)       (1,398)       (2,800)           --
                                      ----------    ----------    ----------    ----------    ----------
Net margins........................   $   33,188    $   38,487    $   44,155    $   45,505    $   39,273
                                       =========     =========     =========     =========     =========
Fixed charge coverage ratio(A).....         1.13          1.16          1.14          1.14          1.11
                                       =========     =========     =========     =========     =========
As of May 31:
Assets.............................   $6,224,296    $5,464,144    $5,401,473    $5,139,624    $4,963,966
                                       =========     =========     =========     =========     =========
Long-term debt(B)(C)...............   $2,841,220    $3,095,488    $2,971,074    $3,204,357    $3,113,006
                                       =========     =========     =========     =========     =========
Members' subordinated
  certificates.....................   $1,222,858    $1,215,547    $1,221,095    $1,181,010    $1,189,993
                                       =========     =========     =========     =========     =========
Members' equity....................   $  260,968    $  258,299    $  246,320    $  243,491    $  227,201
                                       =========     =========     =========     =========     =========
Leverage ratio(D)..................         4.63          4.41          4.44          4.43          4.29
                                       =========     =========     =========     =========     =========

- - ---------------
(A) During the years ended May 31, 1993, 1992 and 1991 CFC paid premiums totaling $3.2 million, $1.4 million, and $2.8 million respectively, in connection with the prepayment of Collateral Trust Bonds. Margins used to compute the fixed charge coverage ratio represent net margins before extraordinary loss plus fixed charges. The fixed charges used in the computation of the fixed charge coverage ratio consist of interest and amortization of bond discount and bond issuance expenses.

(B) Includes commercial paper reclassified as long-term debt and excludes portion of long-term debt due within one year (see Note 5 to Combined Financial Statements).

(C) Excludes $200.8 million, $286.8 million, $494.5 million, $109.6 million and $65.1 million in long-term debt that comes due, matures and/or will be redeemed early during fiscal years 1995, 1994, 1993, 1992 and 1991, respectively.

(D) In accordance with CFC's revolving credit agreements, the leverage ratio is calculated by dividing debt and guarantees outstanding, excluding debt used to fund loans guaranteed by the U.S. Government, by the total of Members' Subordinated Certificates and Members' Equity.

     CFC has had outstanding guarantees for its members' indebtedness in each of the fiscal years shown above. Members' interest expense on such indebtedness was approximately $124.3 million for the year ended May 31, 1994.

     The Company does not have outstanding any common stock and does not pay dividends. CFC retires Patronage Capital Certificates, which represent allocations of CFC's net margins, 50% of an allocation during the next fiscal year and expects to retire the remaining 50% after 15 years with due regard for CFC's financial condition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis is designed to provide a better understanding of the Company's combined financial condition and results of operations and as such should be read in conjunction with the Combined Financial Statements, including the notes thereto.

     CFC was formed in 1969 by rural electric cooperatives to provide them with a source of funds to supplement the financing provided by REA. The Company was organized as a cooperative where each member receives one vote. Under CFC's bylaws, the Board of Directors must be comprised of 22 individuals who are either general managers or directors of the members. CFC was granted tax-exempt status under Section 501(c)(4) of the Internal Revenue Code.

     In 1987, RTFC was formed by CFC to provide a source of funds for the rural telephone industry. Like CFC, RTFC is a cooperative. However, RTFC's bylaws and voting members' agreement require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. The remaining board positions are filled by individuals nominated by the other RTFC members. Because CFC has control of the RTFC Board, RTFC's financial condition and results of operations are combined with those of CFC. CFC is the sole source of funding for RTFC. (Unless stated otherwise, all references to CFC refer to the combined results of CFC, RTFC and all other CFC controlled affiliates.)

     The principal concept of CFC is to provide a mechanism through which the rural electric cooperatives can achieve better access to the debt markets. Each rural electric cooperative which joins CFC agrees to purchase subordinated subscription certificates from CFC as described below.

     CFC's operations consist of providing loans, financial guarantees and other financial services to its rural electric, telephone and other related organizations. In connection with any long-term loan or guarantee made by CFC to or on behalf of one of its members, CFC generally requires that the member make an additional investment in CFC by purchasing loan or guarantee certificates. Like the original subscription certificates, the loan and guarantee certificates are unsecured and subordinate to other debt.

     The subscription and loan and guarantee certificates (together, "Subordinated Certificates") along with related patronage capital provide CFC's base capitalization. On a regular basis, CFC obtains debt financing in the market by issuing long-term fixed rate or variable rate Collateral Trust Bonds, intermediate-term fixed or variable rate Medium-Term Notes, Commercial Paper and Bank Bid Notes. In addition, CFC obtains debt financing from its membership and other qualified investors through the direct sale of its Commercial Paper and Medium-Term Notes.

     CFC's primary objective as a cooperative is to provide its members with the lowest possible loan and guarantee rates. Therefore, CFC marks up its funding costs only to the extent necessary to cover its operating expenses and a provision for loan and guarantee losses and to provide for margins sufficient to preserve interest coverage in light of CFC's financing objectives. To the extent members contribute to CFC's base capital with Subordinated Certificates carrying below-market interest rates, CFC can offer proportionally lower interest rates on its loans to members.

     CFC is required by the cooperative laws under which it is incorporated to allocate its earnings to its members in proportion to the members' contributions to those earnings. CFC thus allocates its net margins based on each member's participation in loan programs during the year.

     CFC's strength is closely tied to the performance of its member rural electric and telephone utility systems due to the near 100% concentration of its loan and guarantee portfolio in those industries. The following provides an analysis of both CFC's performance and a discussion of the quality of CFC's loan and guarantee portfolio.

FINANCIAL CONDITION

     At May 31, 1994, CFC had $6.2 billion in total assets. Approximately $5.9 billion or 95% of these assets consisted of loans made to CFC's members. The remaining $0.3 billion consisted of other assets to support CFC's operations. Except as required for the debt service account and unless excess cash is invested overnight, CFC does not use funds to invest in debt or equity securities.

     At May 31, 1994, 84% of CFC's loan portfolio consisted of 35-year long-term secured amortizing loans. The remaining 16% consisted of short-and intermediate-term secured and unsecured lines of credit and long-term loans guaranteed by the United States Government. Approximately 34.5% or $2.1 billion in long-term loans carry a fixed rate of interest. All other loans, including $3.0 billion in long-term loans, are subject to interest rate adjustment monthly or semimonthly.

     In addition to its loans, CFC had provided approximately $2.7 billion in guarantees for its members at May 31, 1994. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for equipment and plant.

     At May 31, 1994, CFC had also committed to lend approximately $5.2 billion to its members. Most unadvanced loan commitments contain a material adverse change clause. As many of these commitments are provided for operational backup liquidity, CFC does not anticipate funding the majority of the commitments outstanding.

     CFC funds its assets through the sale of Subordinated Certificates, retained equity and other debt instruments. As discussed previously, Subordinated Certificates include both original membership subscription certificates and loan and guarantee certificates, all of which are subordinate to other CFC debt. At May 31, 1994, subscription certificates totaled $640 million. These certificates generally mature in 70 to 100 years and generally pay interest at 5.0%. At May 31, 1994, loan certificates totaled $311 million and carried a weighted average interest rate of 1.2%. At May 31, 1994, guarantee certificates totaled $271 million and carried a weighted average interest rate of 5.1%. Both the loan certificates and guarantee certificates are long-term instruments which generally amortize at a rate equivalent to that of the loan or guarantee to which they relate. On a combined basis, Subordinated Certificates carried a weighted average interest rate of 4.5%. The issuance of zero percent loan certificates is expected to exceed the issuance of 5.0% subscription certificates. Therefore, management expects this average interest rate to decline over time.

     CFC's net margins are allocated each year to CFC's member borrowers. Prior to fiscal year 1994, CFC's policy was to retire net margins on a first-in, first-out seven year cycle. For fiscal years 1994 and beyond, net margins will be retired 50% in the next fiscal year and the remaining 50% held for 15 years. During the next 15 years, CFC will retire the existing six years of unretired allocations representing net margins for fiscal years 1988 to 1993. The unretired allocations (members' equity) do not earn interest and are junior to all debt instruments, including Subordinated Certificates. At May 31, 1994, CFC had $261 million in retained equity. Subordinated Certificates, in conjunction with retained members' equity, supply CFC's base capitalization.

     CFC enters the capital markets through the issuance of Collateral Trust Bonds, Medium-Term Notes, Commercial Paper and Bank Bid Notes. At May 31, 1994, CFC had $540 million in fixed rate long-term Collateral Trust Bonds outstanding. Under its Collateral Trust Bond Indentures, CFC must pledge as collateral mortgage notes from its borrowers evidencing loans equal in principal amount to at least 100% of the outstanding Bonds. At May 31, 1994, CFC had pledged $718 million in mortgage notes. During the year, CFC effected the early redemption of $350 million in Collateral Trust Bonds, at par. In February 1994, CFC had entered into a new Collateral Trust Bond Indenture, with First Bank National Association as trustee ("1994 Indenture"), under which future series of Collateral Trust Bonds will be issued. Virtually all Collateral Trust Bonds were offered to outside investors in underwritten public offerings.

     At May 31, 1994, CFC had $472 million outstanding in Medium-Term Notes. Medium-Term Notes are issued for terms of 270 days to 30 years and are unsecured obligations of CFC. Medium-Term Notes outstanding to CFC's members totaled $234 million at May 31, 1994. The remaining $238 million were sold to outside investors.

     At May 31, 1994, CFC had $3,429 million outstanding in Commercial Paper with a weighted average maturity of 36 days. Commercial Paper notes are issued with maturities up to 270 days and are unsecured obligations of CFC. Commercial Paper outstanding to CFC's members totaled $1,061 million at May 31, 1994. The remaining $2,368 million was sold to outside investors.

     In addition CFC obtains funds from various banking institutions under Bank Bid Note arrangements, similar to bank lines of credit. The notes are issued for terms up to three months and are unsecured obligations of CFC. At May 31, 1994, CFC had $209 million outstanding in Bank Bid Notes.

     During the year, total assets increased $760 million. CFC continued to see an increase in net loan balances outstanding, with an increase of $809 million or 15.8%. Gross loans increased by a total of $824 million, partially offset by an increase in the allowance for loan and guarantee losses of $16 million, over the prior year. As a percentage of the portfolio, long-term loans (excluding loans guaranteed by REA) represented 84% at May 31, 1994, compared to 89% at May 31, 1993. The drop in percentage is due to the increase of $236 million in loans guaranteed by REA. Long-term fixed rate loans represented 41% and 44% of the total long-term loans at May 31, 1994 and 1993. Loans converting from the fixed rate to the variable rate or selecting a variable rate upon the expiration of the current fixed interest rate period totaled $257 million for the year ended May 31, 1994, approximately one-third of the $837 million of such conversions or repricings for the year ended May 31, 1993. The loans moving from the fixed rate to a variable rate were partially offset by $222 million and $371 million of variable rate loans that converted to a fixed rate for the years ended May 31, 1994 and 1993. This resulted in a net change of $35 million and $466 million from the fixed rate to the variable rate for the years ended May 31, 1994 and 1993, respectively.

     The increase in total loans outstanding at May 31, 1994 was primarily due to an increase of $400 million in long-term variable rate loans, an increase of $236 million in loans guaranteed by REA and an increase in intermediate-and short-term loans of $221 million offset by a decrease of $15 million in long-term fixed rate loans and a decrease of $18 million in nonperforming and restructured loans. The increase in long-term variable rate loans was primarily due to an increase of $211 million to telecommunication systems for the acquisition of telecommunication properties and to an increase of $197 million to distributions systems for concurrent loan advances. The increase in REA guaranteed loans was the result of three new refinancings of FFB debt. The increase in intermediate-term loans was primarily due to an increase of $77 million to power supply systems for the financing of the premium charged in connection with the prepayment of their FFB loans. The increase in short-term loans was primarily due to an increase of $124 million to distribution systems for interim construction financing.

     The increase in net loans outstanding was partially offset by decreases to cash on hand of $33 million and debt service investments of $12 million. CFC's cash management policy is to minimize cash on hand to the extent possible. The decrease in debt service investments was due to the redemptions of three Collateral Trust Bond series during the year, reducing the required debt service payments under the 1972 bond indenture. This amount will continue to decrease as the remaining series are redeemed or mature and no future issues are planned under the 1972 indenture. The 1994 Indenture, under which CFC plans to issue future Collateral Trust Bonds, does not require the maintenance of a debt service reserve fund. The decrease in other assets was primarily due to refinancings of tax-exempt bonds guaranteed by CFC during the year. CFC did not require a debt service reserve certificate to be purchased in connection with the new guarantees.

     During the year, CFC substantially increased its short-term debt outstanding to fund both the increase in variable rate loans outstanding and the early redemption of long-term debt. Notes Payable, which consists of Commercial Paper and Bank Bid Notes, increased $1,104 million. This increase was a result of CFC match-funding as to rate the additional variable rate loans originated and converted during the year. At May 31, 1994, CFC's short-term debt consisted of $2,368 million in dealer Commercial Paper, $1,000 million in Commercial paper issued to CFC's members, $61 million in Commercial Paper issued to certain nonmembers and $209 million in Bank Bid Notes. The Commercial Paper outstanding to CFC's members and nonmembers decreased by $116 million and the amount of Bank Bid Notes outstanding decreased by $126 million from the prior year. Commercial Paper sold through CFC's dealers increased by $1,347 million to fund the increase in loans outstanding, the decrease in long-term debt and the decreases in the other types of short-term debt.

CFC's short-term debt has a weighted average maturity of 36 days at May 31, 1994, a decrease from 46 days at May 31, 1993. Long-term debt consists in part of Collateral Trust Bonds and Medium-Term Notes. As a result of the decrease in fixed rate loans, CFC retired three Collateral Trust Bond series, resulting in a net decrease in long-term debt of $340 million. As described in the footnotes to the combined financial statements, CFC reclassifies a portion of its short-term debt as long-term, as it has the ability (subject to certain conditions) to refinance this short-term debt on a long-term basis under its revolving credit agreements. CFC renegotiated its revolving credit agreements during the fourth quarter of fiscal year 1993 and was able to reclassify $2,030 million in short-term debt as long-term at May 31, 1994 and 1993. On May 27, 1994 CFC extended the 364-day agreement which will now mature on May 26, 1995. CFC also obtained an additional $610 million in separately negotiated 364-day lines of credit.

     In addition to the $764 million net increase in debt outstanding, CFC also recorded a decrease in deferred income of $3 million. CFC collects a fee for any fixed to variable rate conversions allowed. Financial accounting standards require that this fee income be deferred and taken into income as interest on loans over the original remaining original fixed-rate maturity period of the converted loan. Due to the smaller volume of conversions experienced during the year, deferred conversion fee income decreased from $38 million at May 31, 1993 to $35 million at May 31, 1994.

     Off-balance sheet, CFC experienced an increase of $881 million in loan commitments. This increase was primarily due to a $410 million increase in short-term lines of credit and to an increase of $318 million in long-term commitments to Power Supply borrowers and $287 million in long-term commitments to telecommunication borrowers partially offset by a decrease of $104 million in intermediate-term loan commitments.

     CFC's leverage ratio increased during the year from 4.41 at May 31, 1993, to 4.63 at May 31, 1994. The ratio is calculated after excluding all debt associated with the funding of the REA guaranteed loans. Subordinated Certificates are treated as equity in the calculation of the leverage ratio. This increase was primarily due to an increase in loans outstanding to members financed by the issuance of short-term debt and medium-term notes. There were no other significant changes in CFC's financial condition. CFC contemplates that its leverage ratio will continue to increase to facilitate its members' financing requirements. CFC believes the leverage ratio will be maintained within a range comparable to that of finance companies which have received comparable ratings from major rating agencies.

MARGIN ANALYSIS

  Fiscal Year 1994 versus 1993 Results

     CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins as a primary performance indicator since CFC's net margins are subject to fluctuations as interest rates change. During the year ended May 31, 1994, CFC achieved a Times Interest Earned Ratio ("TIER") of 1.13. This was a decrease from the prior fiscal year when a TIER of 1.16 (calculated before extraordinary loss) was earned. Management has established a 1.10 TIER as its minimum operating objective.

     For the year ended May 31, 1994, operating income totaled $324.7 million, a decrease of $11.7 million from the prior year. Operating income includes interest earned on loans and conversion fees. The decrease in operating income was due to the general decline in interest rates and CFC's passing on the resulting savings on to its members. The decrease was due to a negative rate variance of $37.0 million which was partially offset by a positive volume variance of $25.3 million.

     For the year ended May 31, 1994, cost of funds totaled $263.2 million, a decrease of $2.2 million from the prior year. Included in cost of funds is interest expense on CFC's Subordinated Certificates and other debt instruments offset by interest earnings on debt service investments. The decrease in cost of funds was due to a negative rate variance of $8.4 million partially offset by a positive volume variance of $6.2 million.

     For the year ended May 31, 1994, gross margins totaled $61.5 million. This represented a decrease from the prior fiscal year of $9.5 million or a reduction of 0.30% of average loans outstanding. This decrease was primarily a result of the general reduction in rates due to a lower interest rate environment.

     General and administrative expenses decreased 5.4% during the fiscal year as compared to an increase of 0.2% incurred in the prior year. In addition, CFC added $15.6 million to its allowance for loan and guarantee losses, an increase of $0.6 million from the previous year.

     Nonoperating income includes guarantee fee income and any other gains and losses. Nonoperating income increased $0.7 million, from $3.3 million for the year ended May 31, 1993 to $4.0 million for the year ended May 31, 1994.

     During the year ended May 31, 1994, CFC retired three Collateral Trust Bond series totaling $350.0 million, all at par.

     Overall, CFC's net margins decreased $5.3 million from $38.5 million for the year ended May 31, 1993 to $33.2 million for the year ended May 31, 1994. As described earlier, this decrease was a result of a declining interest rate environment partially offset by the reduction in operating expenses and the increase in nonoperating income. CFC's achieved TIER of 1.13 represents a decrease from the prior year's achieved TIER of 1.16. The decrease in achieved TIER was a result of a larger decrease to net margins than to the cost of funds which resulted from CFC's intentional reduction of the interest rate spread over cost charged on its loans.

  Fiscal Year 1993 versus 1992 Results

     For the year ended May 31, 1993, operating income totaled $336.4 million, a decrease of $65.9 million from the year ended May 31, 1992. The decrease was due to a negative rate variance of $67.1 million partially offset by a positive volume variance of $1.2 million.

     For the year ended May 31, 1993, cost of funds totaled $265.4 million, a decrease of $49.5 million from the prior year. The decrease was due to a negative rate variance of $50.5 million partially offset by a positive volume variance of $1.0 million.

     For the year ended May 31, 1993, gross margins totaled $71.0 million. This represented a decrease from the prior year of $16.4 million or a decrease of 0.33% of average loans outstanding. This decrease was a result of the lower interest rate environment. The margins necessary to meet a desired interest coverage ratio are lower in a declining interest rate environment.

     During the year ended May 31, 1993, general and administrative expenses increased by approximately 0.2%. In addition, CFC added $15 million to its allowance for loan and guarantee losses during the year, a decrease of $12 million from the prior year.

     During the year ended May 31, 1993, CFC retired three Collateral Trust Bond series. One such series required a prepayment premium of $3.2 million, recorded as an extraordinary loss. During the year ended May 31, 1993, CFC realized interest savings on the retirement sufficient to cover the prepayment premium.

     Overall, CFC's net margins decreased $5.7 million from $44.2 million for the year ended May 31, 1992 to $38.5 million for the year ended May 31, 1993. Again, this decrease was a result of a declining interest rate environment offset somewhat by the reduction in the provision for loan and guarantee losses. Although net margins decreased, CFC achieved a TIER of 1.16, an increase over the prior year's TIER of 1.14.

     The following is a summary of CFC's operating results as a percentage of average loans outstanding for the last three fiscal years.

                             INCOME STATEMENT AS A
                    PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                                                        1994     1993     1992
                                                                        -----    -----    -----
Interest on loans....................................................   5.66%    6.54%    7.86%
Less: Cost of funds..................................................   4.58%    5.16%    6.15%
                                                                        -----    -----    -----
     Gross operating margin..........................................   1.08%    1.38%    1.71%
                                                                        -----    -----    -----
General and administrative expenses..................................   0.29%    0.34%    0.34%
Provision for loan and guarantee losses..............................   0.27%    0.29%    0.53%
                                                                        -----    -----    -----
     Total expenses..................................................   0.56%    0.63%    0.87%
                                                                        -----    -----    -----
     Operating margin................................................   0.52%    0.75%    0.84%
                                                                        -----    -----    -----
Nonoperating income(1)...............................................   0.07%    0.00%    0.03%
                                                                        -----    -----    -----
     Net margins.....................................................   0.59%    0.75%    0.87%
                                                                        =====    =====    =====
     TIER............................................................    1.13     1.16     1.14
                                                                        =====    =====    =====

- - ---------------
(1) Nonoperating income includes the extraordinary losses in FY 1993 and 1992 resulting from the prepayment of debt.

LOAN AND GUARANTEE PORTFOLIO ASSESSMENT

  Portfolio Diversity

     CFC and its combined affiliates make loans and provide financial guarantees to their qualified members. The combined memberships include rural electric distribution systems, rural electric generation and transmission systems, telecommunication systems, statewide rural electric and telecommunication associations, and associate organizations.

     The following chart summarizes loans and guarantees outstanding by member class at May 31, 1994, 1993 and 1992.

                LOANS AND GUARANTEES OUTSTANDING BY MEMBER CLASS

                                                                       PERCENTAGE OF TOTAL
                                                                  -----------------------------
                                                                   1994       1993       1992
                                                                  -------    -------    -------
Distribution systems...........................................    45.52%     46.56%     45.79%
Power supply systems...........................................    44.34%     44.87%     46.53%
Service organizations..........................................     2.15%      2.32%      1.96%
Telecommunication organizations................................     7.46%      5.69%      5.16%
Associate Members..............................................     0.53%      0.56%      0.56%
                                                                  -------    -------    -------
     Total.....................................................   100.00%    100.00%    100.00%
                                                                  =======    =======    =======

     CFC's members are distributed throughout the United States and its territories, including 46 states, the District of Columbia, Guam, Samoa and the U.S. Virgin Islands. At May 31, 1994, 1993 and 1992 no state or territory had over 8.2%, 8.8%, and 8.5%, respectively, of total loans and guarantees outstanding.

     CFC believes that the risk of lending to a single industry is mitigated somewhat by the fact that many of CFC's borrowers as utilities do not have immediate competition in the sale of their services and the fact that the services members provide are essential to the consumers.

  Credit Concentration

     In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one single borrower. The majority of the largest single exposures are concentrated in the Power Supply systems due to their large plant and equipment requirements. At May 31, 1994, the total exposure outstanding to any one borrower did not exceed 5.2% of total loans and guarantees outstanding and the total loans and guarantees outstanding to the members of any one state or territory did not exceed 8.2%. At May 31, 1994, CFC had $1,558 million in loans outstanding and $2,584 million in guarantees outstanding to its largest 40 borrowers, representing 25% of total loans outstanding and 97% of total guarantees outstanding. Credit exposure to the largest 40 borrowers represented 47% of total credit exposure at May 31, 1994, compared to 50% at May 31, 1993. CFC's largest ten credit exposures represented 29% and 31% of total exposure at May 31, 1994 and 1993, respectively.

  Security Provisions

     Except when providing lines of credit, CFC typically lends to its members on a secured basis. At May 31, 1994, approximately 4.80% of CFC's total loans and guarantees were unsecured obligations of CFC borrowers. CFC's long-term loans are typically secured pro-rata with other secured lenders, if any (primarily REA), by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. Guarantees are secured on a pro-rata basis with other secured creditors, by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

  Portfolio Quality

     The following table summarizes the key composite operating results of CFC's two main borrower types, distribution and power supply systems, which together comprise 89.9% and 91.4% of CFC's total loan and guarantee portfolio at May 31, 1994 and 1993 (the table has not been weighted based on CFC's outstanding loans and guarantees to the borrowers):

                       CFC DISTRIBUTION MEMBER BORROWERS
                               COMPOSITE RESULTS

                                                               1992        1991        1990
                                                               -----       -----       -----
    TIER....................................................    2.19        2.11        2.15
    DSC.....................................................    2.07        2.13        2.16
    Equity percentage.......................................   39.44%      38.18%      37.32%

                       CFC POWER SUPPLY MEMBER BORROWERS
                               COMPOSITE RESULTS

                                                               1992        1991        1990
                                                               -----       -----       -----
    TIER....................................................    1.14        1.14        1.08
    DSC.....................................................    1.23        1.25        1.22
    Equity percentage.......................................    8.00%       7.36%       6.49%

- - ---------------
NOTE: The composite member data is as of December 31, of the year indicated.
      Data for December 31, 1993, was not available prior to the date of this filing. The power supply composite results have been presented without the operating results of four systems experiencing financial difficulties.

     Most CFC power supply borrowers sell the majority of their power under all-power-requirements contracts with their member distribution systems. These contracts allow, subject to regulatory requirements, for the recovery of all costs at the power supply level. Due to the contractual connection between the power supply and distribution systems, total combined system equity (power supply equity plus the equity at its affiliated distribution systems) has typically been maintained at the distribution level.

     As with CFC, to the extent distribution systems can fund their assets with retained members' equity (i.e., unretired capital credits), overall funding costs for plant and equipment are reduced. Distribution systems can, in turn, pass these savings on to their member/consumers in the form of lower utility rates.

     The effectiveness of the all-power-requirements contract is dependent on the individual systems' right and ability to establish rates to cover all costs. The boards of directors of most of CFC's power supply and distribution members have the authority to establish binding rates for their consumer members. Some states regulate rate setting and can therefore override the system's internal rate setting procedures. However, most CFC members are not externally rate regulated. CFC has 833 distribution members of which 586 are not regulated. Of the remaining 247 distribution systems, 153 are regulated only on a streamlined basis. At the power supply level, 47 of 66 members are not rate regulated.

     During the past few years, power supply members have been increasing their equity levels. Under recently changed REA underwriting standards, in order to qualify for additional REA loan funds, power supply systems may be required to maintain, or demonstrate an ability to reach, a 20% of assets equity level or they must obtain guarantees from their affiliated distribution systems.

  Nonperforming and Restructured Loans

     CFC classifies a borrower as nonperforming when any one of the following criteria are met: (1) principal or interest payments on any loan to the borrower are past due 90 days or more, (2) the borrower is operating under protection of the bankruptcy court, or (3) for some other reason, management does not expect the timely repayment of principal or interest. Once a borrower is classified as nonperforming, interest on its loans is recognized on a cash basis. Alternately, CFC may choose to apply all cash received to the reduction of principal, thereby forgoing interest income recognition. At May 31, 1994, nonperforming loans totaled $44.9 million, a decrease of $10.9 million over the prior year-end. The decrease was due to the reclassification of loans to two members totaling $8.9 million, (including $5.9 million reclassified as performing and $3.0 million reclassified as restructured). At May 31, 1994, nonperforming loans represented 0.5% of total loans and guarantees outstanding.

     Loans classified as restructured are loans for which agreements have been executed that change the original terms of the loan, generally a change to the originally scheduled cashflows. At May 31, 1994, restructured loans totaled $165.4 million, a decrease of $7.5 million from the prior year. Restructured loans in the amount of $111.5 million, $100.3 million and $81.2 million were not accruing interest income at May 31, 1994, 1993 and 1992, respectively.

     The majority of CFC's problem loan situations occurred prior to the past five years as a result of excess capacity or cancelled capacity additions after the plant and equipment construction cycle of the mid-1980s. Since 1986, when power supply construction-in-progress represented 16.3% of total power supply plant, power supply members have reduced the level of plant additions. At the end of the calendar year 1992, construction-in-progress represented 2.8% of total power supply plant (see Note 10 to Combined Financial Statements for a more complete discussion of certain loan and guarantee contingencies).

                     NONPERFORMING AND RESTRUCTURED ASSETS
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                                             AS OF MAY 31,
                                                                       --------------------------
                                                                        1994      1993      1992
                                                                       ------    ------    ------
Nonperforming loans.................................................   $ 44.9    $ 55.8    $ 17.0
Percent of loans and guarantees outstanding.........................    0.51%     0.69%     0.21%
Restructured loans..................................................   $165.4    $172.9    $145.6
Percent of loans and guarantees outstanding.........................    1.89%     2.14%     1.81%

  Allowance for Loan and Guarantee Losses

     CFC maintains an allowance for potential loan and/or guarantee losses which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral, and economic and industry conditions. At May 31, 1994, the allowance for loan and guarantee losses totaled $188.2 million, an increase of $15.6 million from the prior year-end. The allowance represented 238.6% of nonperforming loans and 2.1% of total loans and guarantees outstanding at year-end.

     Since its inception in 1969, CFC has charged off loan balances in the total amount of $28.4 million, net of recoveries.

     Management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

     The following chart presents a summary of the allowance for loan and guarantee losses at May 31, 1994, 1993 and 1992.

                    ALLOWANCE FOR LOAN AND GUARANTEE LOSSES
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                      YEAR ENDED MAY 31,
                                                                ------------------------------
                                                                  1994       1993       1992
                                                                --------   --------   --------
Beginning balance.............................................  $172,571   $157,571   $135,599
Provision for loan and guarantee losses.......................    15,625     15,000     27,000
Charge-offs...................................................        --         --     (8,602)
Recovery of amounts previously charged-off....................        --         --      3,574
                                                                --------   --------   --------
Ending balance................................................  $188,196   $172,571   $157,571
                                                                ========   ========   ========
As a percentage of loans and guarantees outstanding...........      2.15%      2.13%      1.96%

ASSET/LIABILITY MANAGEMENT

     A key element of CFC's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

  Interest Rate Risk

     CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of gross assets (total assets plus the loan and guarantee loss allowance which is netted against gross loans on the balance sheet). CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the next year. At May 31, 1994 CFC had $196 million in fixed rate assets amortizing or repricing and $55 million in fixed rate liabilities maturing during fiscal year 1995. The difference, $141 million represents the amount of CFC's assets that are not considered match-funded as to rate. CFC's difference of $141 million, at May 31, 1994 represents 2.2% of gross assets. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily Commercial Paper and Bank Bid Notes, both of which are primarily issued with original maturities under 90 days. CFC funds fixed rate loans with fixed rate Collateral Trust Bonds, Medium-Term Notes, Subordinated Certificates and Members' Equity. With the exception of Subordinated Certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses Commercial Paper supported by interest rate exchange agreements to fund its fixed rate portfolio of loans.

     Certain of CFC's Collateral Trust Bonds and Medium-Term Notes were issued with early redemption provisions. To the extent borrowers are allowed to convert their fixed rate loans to a variable interest rate and to the extent it is beneficial, CFC takes advantage of these early redemption privileges. However, because conversions can take place at different intervals from early redemptions, CFC charges conversion fees designed to compensate for any additional interest rate risk assumed by the Company.

  Liquidity

     CFC is subject to liquidity risk to the extent cash repayments on its assets are insufficient to cover the cash requirements on maturing liabilities and other sources of funds with which to make debt repayments are not available. For the most part, CFC funds its long-term loans with much shorter term maturity debt instruments. As a result, CFC has to manage its liquidity risk by ensuring that other sources of funding are available to make debt maturity payments. CFC accomplishes this in four ways. First, CFC maintains revolving credit agreements which (subject to certain conditions) allow CFC to borrow funds on terms of up to three years. Second, CFC has maintained investment grade ratings, facilitating access to the capital markets. Third, CFC maintains shelf registrations for both Collateral Trust Bonds and Medium-Term Notes either of which (absent market disruptions and assuming CFC remains creditworthy) could be issued at fixed or variable rates in sufficient amounts to fund the next 18 to 24 months funding requirements. Fourth, CFC obtains much of its funding directly from its members and believes this funding is more stable than funding obtained from outside sources.

     CFC's long-and short-term debt and guarantees receive ratings from three of the major credit rating agencies, Moody's Investors Service ("Moody's"), Standard and Poor Corporation ("S&P") and Fitch Investors Service ("Fitch"). During May 1994, S&P and Fitch upgraded CFC's ratings on Collateral Trust Bonds from AA- to AA and the ratings on Medium-Term Notes, guaranteed lease debt and guaranteed bonds from A+ to AA-. CFC's short-term debt and guarantee ratings from these agencies were reaffirmed at the highest level A-1+ by S&P and F-1+ by Fitch. Moody's reaffirmed CFC's current ratings, and lists CFC's ratings outlook as positive. The following table presents CFC's current credit ratings at year-end.

                                                                      STANDARD & POOR'S
                                         MOODY'S INVESTORS SERVICE       CORPORATION       FITCH INVESTORS SERVICE
                                         --------------------------   ------------------   ------------------------
DIRECT
Collateral Trust Bonds................              Aa3                       AA                      AA
Medium-Term Notes.....................               A1                      AA-                     AA-
Commercial Paper......................               P1                      A-1+                    F-1+
GUARANTEES
Leveraged Lease Debt..................               A1                      AA-                     AA-
Pooled Bonds..........................              Aa3                      AA-                     AA-
Other Bonds...........................               A1                      AA-                     AA-
Short-Term............................               P1                      A-1+                    F-1+

     The ratings listed above have the meaning as defined by each of the respective rating agencies and are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating organizations.

     At May 31, 1994 and 1993, CFC's members provided 44.3% and 52.0% of total capitalization as follows:

                MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                       AS OF MAY 31,
                                                       ---------------------------------------------
                                                                      % OF                    % OF
                                                          1994        TOTAL       1993        TOTAL
                                                       -----------   -------   -----------   -------
Commercial Paper....................................   $   999,549     29.2%   $ 1,114,798     50.7%
Long-Term debt (primarily Medium-Term Notes)........       233,983     23.1%       200,613     14.8%
Subordinated Certificates...........................     1,222,858    100.0%     1,215,547    100.0%
Members' Equity.....................................       260,968    100.0%       258,299    100.0%
                                                       -----------             -----------
     Total..........................................   $ 2,717,358             $ 2,789,257
                                                         =========               =========
Percentage of total capitalization..................         44.3%                   52.0%
                                                         =========               =========

     The total amount of member investments decreased by $71.9 million or 2.6%. The total member investment as a percentage of total capitalization decreased due to the increase in nonmember debt required to fund the increase in loans outstanding. Total capitalization at May 31, 1994 was $6,133.9 million, an increase of $774.1 million over the total capitalization of $5,359.8 million at May 31, 1993. When the loan and guarantee loss allowance is added to both membership contributions and to total capitalization the percentages are 46.0% and 53.5% at May 31, 1994 and 1993, respectively.

HISTORICAL RESULTS

     The following chart provides CFC's key operating results over the last six years.

                          SELECTED KEY FINANCIAL DATA
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                1994          1993          1992          1991          1990          1989
                                             ----------    ----------    ----------    ----------    ----------    ----------
As of May 31:
Net loans.................................   $5,921,022    $5,112,471    $5,003,095    $4,827,497    $4,628,329    $4,311,227
Total liabilities.........................   $4,740,470    $3,990,298    $3,933,682    $3,715,123    $3,546,772    $3,240,332
Total Subordinated Certificates and
  Members' Equity.........................   $1,483,826    $1,473,846    $1,467,791    $1,424,501    $1,417,194    $1,384,359
Guarantees................................   $2,655,827    $2,813,731    $2,876,074    $2,884,393    $2,837,117    $2,870,502
Leverage ratio (1)........................         4.63          4.41          4.44          4.43          4.29          4.20
Debt/Equity (2)...........................         2.52          2.24          2.24          2.19          2.12          1.98
For the period ended May 31:
Gross margins.............................   $   61,452    $   70,975    $   87,392    $   79,020    $   69,979    $   70,480
Net margins...............................   $   33,188    $   38,487    $   44,155    $   45,505    $   39,273    $   38,848
TIER (3)..................................         1.13          1.16          1.14          1.14          1.11          1.12

- - ---------------
(1) The leverage ratio is calculated by dividing debt and guarantees outstanding, excluding debt used to fund loans guaranteed by REA, by the total of Members' Subordinated Certificates and Members' Equity.

(2) The debt/equity ratio is calculated by dividing debt outstanding, excluding debt used to fund loans guaranteed by REA, by the total of Members' Subordinated Certificates, Members' Equity and the loan and guarantee loss allowance.

(3) TIER is calculated by dividing net margins before extraordinary items plus the cost of funds by the cost of funds.

FINANCIAL AND INDUSTRY OUTLOOK

     During the coming year, management expects CFC's borrowers to continue to utilize the variable interest rate programs to a greater extent than the fixed interest rate program. This is due primarily to the positive interest yield curve and due partly to CFC's borrowers diversifying the interest terms on their long-term debt. As the demand for variable interest rate loans increases, either through conversions from the fixed interest rate program or through new loan advances, CFC will continue to match fund these loans as to rate with variable interest rate debt instruments and will continue to redeem, to the extent possible and economically beneficial, its fixed interest rate debt instruments. These fixed rate loans at the borrower level typically represent a small portion of the borrower's overall capitalization.

     On March 22, 1994 the final regulations regarding the prepayment of REA notes at a discount were adopted. As of May 31, 1994, no members had prepaid their loans under these regulations. During the first quarter of fiscal year 1995, CFC expects to advance approximately $142 million to five borrowers for the purpose of prepaying their REA loans. Future volume of REA prepayments will depend on a number of factors including interest rates, tax consequences and possible acquisition or other business opportunities available to the members. CFC does not expect large volumes of prepayment requests to be made at any one time, but believes that there will be a steady stream of activity.

     Over the last year, two large telecommunications companies, GTE and U.S. West, were in the process of divesting properties in various areas of the country. During fiscal year 1994, CFC extended approximately $400 million in loan commitments, through RTFC, to telecommunications members that had submitted bids on these properties. The increase in telephone loans outstanding as of May 31, 1994 was due to the advance of loans for the acquisition of these properties. To date a total of $302.1 million has been advanced to RTFC members that had their bids for property accepted by GTE, U.S. West and other independent telecommunication companies. Loan activity to telecommunications members should continue strong through the next fiscal year, as the remaining telecommunication properties are acquired. The level of growth experienced during fiscal year 1994 and expected in fiscal year 1995 is due to the telecommunication members taking advantage of specific opportunities and should not be seen as a continuing trend.

     As discussed previously, REA has proposed to amend its lending requirements for power supply systems, requiring them to either increase their equity levels or obtain guarantees from their affiliated distribution systems. To the extent these systems require capital and this capital is unavailable from REA, some might be able to enter the public debt markets without the assistance of a financial intermediary. As a result, management believes that REA's new requirements may reduce CFC's potential lending and guarantee volume with CFC's larger, more creditworthy power supply members.

     The amount of loan funds available from REA to its borrowers is dependent upon the size of the congressionally allocated subsidy for REA's revolving loan fund and the current interest rates. As interest rates rise, a larger portion of the subsidy is required to buydown the interest rate, reducing the total amount of funding available for new loans. As the level of loan funds available decreases, borrowers will be required to seek out additional sources for loan funds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Combined Financial Statements, Auditors' Report and Combined Quarterly Financial Results are included on pages F-1 through F-27 (see Note 12 to Combined Financial Statements for a summary of the quarterly results of CFC's operations).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Identification of Directors

                                                                                         DATE
                                                                                         PRESENT
                                                                            DIRECTOR     TERM
NAME                                                            AGE         SINCE        EXPIRES
- - -------------------------------------------------------------   ---         ----         ----
Bill McGinnis (President of CFC).............................    48         1988         1995
J. Chris Cariker (Vice President of CFC).....................    40         1991         1997
Garry Bye (Secretary-Treasurer of CFC).......................    51         1991         1997
John C. Anderson.............................................    57         1990         1996
Johnnie R. Austin............................................    59         1989         1995
Robert J. Bauman.............................................    49         1992         1995
Bill Bertram.................................................    48         1990         1996
Harold I. Dycus..............................................    61         1991         1997
Glenn English................................................    53         1994         1997
John B. Floyd, Jr............................................    51         1989         1995
Nadine Griffin...............................................    62         1992         1995
Ralph Harmeyer...............................................    63         1993         1996
Gordon J. Hudson.............................................    58         1991         1997
George W. Kline..............................................    65         1993         1996
Paul J. Liess................................................    56         1993         1996
Ralph L. Loveless............................................    54         1990         1996
Gerald P. Paolucci...........................................    59         1994         1997
David E. Piper...............................................    52         1989         1995
Terry Pitchford..............................................    50         1991         1997
J.C. Roberts.................................................    56         1993         1995
Tom Sloan....................................................    64         1989         1995
Robert O. Williams...........................................    61         1994         1997

     (b) Identification of Executive Officers

                                                                                HELD PRESENT
                  TITLE                               NAME              AGE     OFFICE SINCE
- - ------------------------------------------   -----------------------    ---     ------------
President and Director....................   Bill McGinnis              48          1993
Vice President and Director...............   J. Chris Cariker           40          1994
Secretary-Treasurer and Director..........   Garry Bye                  51          1994
Governor and Chief Executive Officer......   Charles B. Gill            56          1979
Assistant to the Governor and Acting
  Administrative Officer..................   Sheldon C. Petersen        41          1993
Senior Vice President and General
  Counsel.................................   John Jay List              47          1991
Senior Vice President and Loan Officer....   Richard B. Bulman          52          1984
Senior Vice President and Chief Financial
  Officer.................................   Steven L. Lilly            44          1994
Controller................................   Angelo M. Salera           55          1975

The President, Vice President and Secretary-Treasurer are elected annually by the Board of Directors at its first meeting following CFC's annual membership meeting, each to serve a term of one year; the Governor serves at the pleasure of the Board of Directors; and the other Executive Officers serve at the pleasure of the Governor.

     (c) Identification of Certain Significant Employees.

        Inapplicable.

     (d) Family Relationships.

          No family relationship exists between any director or executive officer and any other director or executive officer of the registrant.

     (e) (1) and (2) Business Experience and Directorships.

          In accordance with Article IV of CFC's Bylaws, each candidate for election to the Board of Directors must be a trustee, director or manager of a member of CFC.

          Mr. McGinnis has been the General Manager of Denton County Electric Cooperative, Inc., Denton, TX since 1980. He was President of Texas Electric Cooperative, Inc., Austin, TX from 1984 to 1985.

          Mr. Cariker has been General Manager of Cookson Hills Electric Cooperative, Stigler, OK, since 1982.

          Mr. Bye has been General Manager of East Central Electric Association, Braham, MN, since 1985.

          Mr. Anderson has been President and CEO of Southside Electric Cooperative, Crewe, VA and a Director of Old Dominion Electric Cooperative, Glen Allen, VA since 1982. He has been a member of the Virginia, Maryland & Delaware Association of Electric Cooperatives since 1982. He was Chairman of the NRECA Cooperative Research Committee from 1982 to February 1990. He was elected to the Board of Directors of Vedcorp, an economic development corporation, and elected to the Crewe, VA Industrial Development Committee, in May 1991. Mr. Anderson was appointed to the Southside Virginia Business and Education Commission in 1992.

          Mr. Austin has been a Director of Blue Ridge EMC, Lenoir, NC since 1970. Since 1984 he has been President of Blue Ridge EMC, and held the office of Vice President prior to 1984. He has been a Director of North Carolina EMC (G&T), Raleigh, NC, since 1989 and serves on the Executive Committee. He served as a Director of NC Association of Electric Cooperatives, Raleigh, NC from 1970 until 1989, and served as President from March 1983 to March 1984. He has been a Director of First Union National Bank, Boone, NC since 1971. He has been owner and Manager of Reins-Sturdivant Funeral Directors, Boone, NC since 1975.

          Mr. Bauman has been the General Manager of Butler County Rural Electric Cooperative, Allison, IA, since 1984. He is a member of the Corn Belt Power Cooperative Industrial Development Committee and the Iowa Association of Business and Industry's Economic Development Committee.

          Mr. Bertram has been a farmer in Valley City, ND, since 1964. He has been a Director of North Dakota Association of Rural Electric Cooperatives, Mandan, ND, since 1988 and Secretary of Cass County Electric Cooperative, Inc., Kindred, ND, since 1986.

          Mr. Dycus has been a partner and co-owner of Dycus, Bradley & Draves, P.C., a regional public accounting firm, since 1973. He has been a Director of Egyptian Electric Cooperative, Steeleville, IL, since 1976 and a Director of Southern Illinois Power Cooperative since 1981.

          Mr. English has been Executive Vice President and General Manager of NRECA, Washington, DC since February 1994. He served in the House of Representatives from 1975 to 1994. He served on the House Agriculture Committee from 1975 to 1994, and was Chairman of the House Agricultural Subcommittee on Environment Credit and Rural Development in 1989.

          Mr. Floyd has been Vice Chairman of Oconee Electric Membership Corporation, Dudley, GA, since 1970. He has been Vice President since 1968 and a Director since 1969 of The Four County Bank. He has been a Director of Oglethorpe Power Corporation, Tucker, GA, and President and Chairman of Twiggs Gin Inc., a cotton gin, since 1973.

          Mrs. Griffin has been a Director of D.S.& O. Rural Electric Cooperative Association, Abilene, KS, since 1987. She is a member of the National Rural Electric Women's Association, and has been a Rural Electric Director for 15 years. She is presently serving as a member of the Board of Directors of the

     Kansas City Board of Trade. She served as a member of the Kansas Wheat Commission and is a member of the Kansas Association of Wheat Growers. She has been a member of the KEPCo Executive Committee and a former chair on the KEPCo Power Supply Planning and Operation Committee. She has also been Director of both the Dickinson County Extension Council Executive Board, and the Dickinson County Historical Society Board.

          Mr. Harmeyer has been a Director of the Indiana Statewide Association of Rural Electric Cooperatives, Indianapolis, IN since 1976. He has also been a Director for Decatur County REMC, Greensburg, IN since 1958. He is a past member of CFC's nominating committee. He was a Director of the Indiana Rural Cooperative Federal Credit Union from 1978 to 1981. He has been Chairman of Harmeyer Farms, Inc., since 1985. He is Chairman of the Napoleon State Bank and a past Board Chairman of the Ripley County Farm Bureau Co-op and the Ripley County Soil & Water Conservation Board. He is a past delegate for Milk Marketing, Inc.

          Mr. Hudson has owned and operated the Leonard Paul Store, a general store, since 1978. He has sold real estate in the Priest Lake, ID area since 1989. He has been President of Northern Lights, Inc., Sandpoint, ID since 1984.

          Mr. Kline has been a Director of Trico Electric Cooperative, Tucson, AZ since 1988. He has been Vice President of Grand Canyon State Electric Cooperative Association since 1992. He was a part-time Magistrate for the town of Marana, AZ, from 1983 to 1993.

          Mr. Liess has been General Manager of Twin Valleys Rural Public Power District, Cambridge, NE since 1978. He has been an alternate Director of the Nebraska Rural Electric Association ("NREA") and the Nebraska Electric Generation and Transmission Cooperative, Inc., since 1979. He has been Chairman of the Nebraska ACRE Board since 1991 and vice-chairman of the NREA Credit Union Board since 1989. He is a member and one of five original founders of Five District Joint Venture, developers of Rural Power Manager Software. Mr. Liess has been a member of the Board of Governors of the Central Community College since 1989. He is a member of the Board of Directors of the Central Plains Technical and Business Development Center and Chairman of the Cambridge Economic Development Board.

          Mr. Loveless has been the Executive Vice President and General Manager of Meriwether Lewis Electric Cooperative, Centerville, TN, since 1987. He served as Assistant General Manager of Meriwether Lewis Electric Cooperative from 1985 to 1987. He is a member of the Board of Directors and the Legislative and Tax Committee of the Tennessee Electric Cooperative Association.

          Mr. Paolucci has been General Manager of Morrow Electric Cooperative, Inc., Mount Gilead, OH since 1977. In addition he is presently Chairman of the United Utility Supply Cooperative Corporation and has served as its Vice Chairman. He has also served as Trustee for Buckeye Power, Inc. since 1983.

          Mr. Piper has been the General Manager of Pacific Northwest Generating Cooperative, Portland, OR, since 1979. He is a Director of the Pacific Northwest Utilities Conference Committee and was a member of the NRECA Water Power Committee from 1987 to 1991. He has been a member of the National Preference Customer Committee since 1983 and is presently President of the G&T Managers Association.

          Mr. Pitchford has owned and operated a farm in Columbia, AL, since 1971. He has been a Director of Pea River Electric Cooperative, Ozark, AL, since 1987.

          Mr. Roberts has been a Director of NRECA, Washington, DC since 1980 and President since February 1993. He has been a Director of Golden Spread Electric Cooperative, Amarillo, TX since 1984 and was Board Chairman from 1987 to 1988. He is a member and past president of the Bellville Industrial Foundation, and a past director of the First National Bank of Bellville and the Bellville Hospital Foundation.

          Mr. Sloan has been a Director of Craighead Electric Cooperative, Jonesboro, AR, since 1962, and he was President from 1975 to 1989. He was a Director of Arkansas Electric Cooperative Corporation and Arkansas Electric Cooperatives, Inc., both of Little Rock, AR, from 1975 to 1989. He was a Director of Electric Research and Manufacturing Cooperative, Dyersburg, TN, from 1984 to 1989. He was a Director of Citizens National Bank, Walnut Ridge, AR, from 1968 to 1990. He has been a farmer and farm manager since 1956. He was a Director of SF Services, Inc., a farmers association, from 1967 to 1992, and was Chairman of the Board from 1986 to 1992. He has been a Director of Arkansas Blue Cross and Blue Shield since 1978.

          Mr. Williams has been Executive Vice President and General Manager of York Electric Cooperative, York, SC since 1974. He has been a trustee for both the Saluda River Electric Cooperative, Laurens, SC and the Electric Cooperatives of South Carolina since 1974. He was a trustee for the South Carolina State Development Board from 1991 to 1993 and a trustee for the York Technical College Foundation Board from 1983 to 1991.

          Mr. Gill joined the CFC staff in April 1972 as Borrowers Operations Officer. He served as Deputy Governor from 1978 to 1979 prior to being named Governor effective September 1979.

          Mr. List joined CFC as a staff attorney in February 1972. He served as Corporate Counsel from June 1980 until 1991 and served as General Counsel until May 1992. He became Senior Vice President and General Counsel on June 1, 1992.

          Mr. Bulman joined the CFC staff as Power Supply Officer in March 1980. He has served as Loan Officer since June 1, 1984. He became Senior Vice President and Loan Officer on June 1, 1992.

          Mr. Salera joined CFC's staff as Controller in September 1975.

          Mr. Petersen joined CFC in August 1983 as an Area Representative. He became the Director of Policy Development and Internal Audit in January 1990, then Director of Credit Analysis in November 1990 and Corporate Secretary on June 1, 1992. He became Assistant to the Governor on May 1, 1993. He became Assistant Governor and Acting Administrative Officer on June 1, 1994.

          Mr. Lilly joined CFC as a Senior Financial Consultant in October 1983. He became Director of Special Finance in June 1985 and Director of Corporate Finance in June 1986. He became Treasurer and Principal Finance Officer on June 1, 1993. He became Senior Vice President and Chief Financial Officer on January 1, 1994.

     (f) Involvement in Certain Legal Proceedings.

          None to the knowledge of CFC.

     (g) Promoters and control persons.

        Inapplicable.

ITEM 405. COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

        Inapplicable.

ITEM 11. EXECUTIVE COMPENSATION

     The Summary Compensation Table below sets forth the aggregate renumeration for services in all capacities to CFC, on an accrual basis, for the three years ended May 31, 1994, 1993 and 1992 to the named executive officers. The named executive officers include the CEO and the next four most highly compensated executive officers serving at May 31, 1994, with salary and bonus for fiscal year 1994 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM COMPENSATION
                                                                   --------------------------------
                                         ANNUAL COMPENSATION              AWARDS
                                     ----------------------------  --------------------   PAYOUTS
                                                           OTHER   RESTRICTED  OPTIONS/  ----------    ALL
                                                          ANNUAL     STOCK       SARS       LTIP      OTHER
 NAME AND PRINCIPAL POSITION  YEAR    SALARY     BONUS    COMP(1)   AWARD(2)    (#)(2)   PAYOUTS(2)  COMP(3)
- - ----------------------------- -----  --------   -------   -------  ----------  --------  ----------  --------
Charles B. Gill.............. 1994   $286,021   $20,702     --         --         --         --      $144,419
  Governor and Chief          1993    284,833     5,433     --         --         --         --       115,063
  Executive Officer           1992    276,819     5,144     --         --         --         --            --
Richard B. Bulman............ 1994    167,184     3,073     --         --         --         --        16,115
  Senior Vice President and   1993    154,071     5,941     --         --         --         --         6,769
  Loan Officer                1992    148,316     2,794     --         --         --         --            --
John J. List................. 1994    144,405     2,515     --         --         --         --        10,101
  Senior Vice President and   1993    138,256     2,505     --         --         --         --         9,489
  General Counsel             1992    137,318     2,121     --         --         --         --            --
Steven L. Lilly.............. 1994    138,884     2,006     --         --         --         --         9,460
  Senior Vice President and   1993    107,696     1,906     --         --         --         --         8,055
  Chief Financial Officer     1992    103,220     6,320     --         --         --         --            --
Nicholas J. Walsh(4) ........ 1994    128,916         0     --         --         --         --         7,558
  Senior Vice President and   1993    124,136         0     --         --         --         --        11,398
  Administrative Officer      1992    118,305         0     --         --         --         --            --

- - ---------------
(1) Reportable perquisites and other personal benefits do not exceed $50,000 or 10% of salary and bonus. All other items reportable under this column are not applicable to CFC.

(2) Not applicable to CFC.

(3) Amounts for fiscal years 1994 and 1993 include $90,292 and $63,750 related to an employment contract, $48,147 and $45,616 related to leave accruals and $5,980 and $5,697 related to CFC contributions to savings plan for Mr. Gill; $12,771 and $3,688 related to leave accruals and $3,344 and $3,081 related to CFC contributions to savings plan for Mr. Bulman; $7,213 and $6,724 related to leave accruals and $2,888 and $2,765 related to CFC contributions to savings plan for Mr. List; $6,682 and $5,901 related to leave accruals and $2,778 and $2,154 related to CFC contributions to savings plan for Mr. Lilly; and $4,980 and $8,915 related to leave accruals and $2,578 and $2,483 related to CFC contributions to savings plan for Mr. Walsh, respectively.

(4) Mr. Walsh retired effective May 31, 1994.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

     NRECA also maintains the Retirement and Security Program entitling CFC employees to receive, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. As of May 31, 1994, the number of years of service credited and the compensation covered under the program, respectively, for the officers listed above was as follows: Charles B. Gill -- 21 years 2 months, $260,834; Steven L. Lilly -- 10 years 8 months, $105,003; John Jay List -- 21 years 3 months, $129,650; Richard
B. Bulman -- 14 years 2 months, $142,088; Nicholas J. Walsh -- 22 years 5 month, $117,868.

                               PENSION PLAN TABLE

                                                      YEARS OF SERVICE
       AVERAGE           ---------------------------------------------------------------------------
     BASE SALARY            5           10           15            20            25            30
- - ----------------------   -------      -------      -------      --------      --------      --------
$100,000..............   $ 9,500      $19,000      $28,500      $ 38,000      $ 47,500      $ 57,000
 125,000..............    11,875       23,750       35,625        47,500        59,375        71,250
 150,000..............    14,250       28,500       42,750        57,000        71,250        85,500
 175,000..............    16,625       33,250       49,875        66,500        83,125        99,750
 200,000..............    19,000       38,000       57,000        76,000        95,000       114,000
 225,000..............    21,375       42,750       64,125        85,500       106,875       118,800*
 250,000..............    23,750       47,500       71,250        95,000       118,750       118,800*
 275,000..............    26,125       52,250       78,375       104,500       118,800*      118,800*

- - ---------------
* The Tax Reform Act of 1984 places a cap on maximum salary used to compute retirement benefits and maximum yearly benefit. For calendar year 1994, the salary cap is $150,000 (the cap represents the amount of salary for 1994 that may be used in the computation of the average base salary) and benefits cap is $118,800.

     The Budget Reconciliation Act of 1993 has set a limit of $150,000 on the 1994 compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has set up a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

     CFC will pay such additional benefits to the covered employee through a Severance Pay Plan and a Deferred Pay Restoration Plan. Under the Severance Pay Plan, the employee is paid an amount equal to the lost pension benefits but not to exceed twice the employee's annual compensation for the prior year. The benefit must be paid within 24 months of termination of employment. To the extent that the Severance Pay Plan cannot pay all of the lost pension benefits, the remainder will be paid under a Deferred Compensation Plan, which will be paid out in a lump sum or in installments of up to 60 months.

COMPENSATION OF DIRECTORS

     No director received any renumeration as an officer or director of CFC. Directors are reimbursed for travel expenses and received a daily per diem to cover meals and lodging for their attendance at all Board of Directors functions.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Under a supplemental benefit agreement entered into as of April 1, 1989, and amended as of April 1, 1993, CFC agreed to employ Mr. Gill, and Mr. Gill has agreed to remain as a CFC employee, for six years commencing April 1, 1989, and for future periods that may be agreed upon, at no less than his present compensation (as of April 1, 1993). Provided he does not earlier resign and is not discharged for cause, CFC has agreed to pay Mr. Gill, after his normal retirement date in 2000 or such earlier retirement dated as agreed to by the Board of Directors, or earlier death or disability, a sum ranging from $17,500 commencing in 1983 to $32,500 beginning in 1986 for each year he is employed by CFC (or in the case of death or disability, for each year he would have been so employed (since 1983) until such date, subject, in the case of disability, to certain offsets or other payments) with interest at the rate of 10% per annum until payment. The agreement also provides to Mr. Gill eight weeks of paid vacation per year, which will accrue and be paid if unused. Mr. Gill has informed CFC of his intention to retire as of April 1, 1995. The Board has agreed that this date will be treated as his normal retirement date under the supplemental benefit agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended May 31, 1994 the following directors and former directors of CFC served as members on the Operating Review and Audit Committee of the Board of Directors (which functions as the Board's compensation committee):

          Bill McGinnis (President of CFC)

          John M. McBride (Former Director and Former Vice President of CFC)

          John B. Floyd, Jr.

          David E. Piper

          J.E. Smith (Former Director and Former President of CFC)

          J. Chris Cariker (Vice President of CFC)

          Garry Bye (Secretary-Treasurer of CFC)

          Harold I. Dycus

          Ralph L. Loveless

          Terry Pitchford

          Johnnie R. Austin (Former Secretary-Treasurer of CFC)

     Other than those mentioned above, there were no compensation committee interlocks or insider participation related to executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Inapplicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (a), (b) and (c) At May 31, 1994, CFC had commitments for long-and intermediate-term loans aggregating $53 million and $205 million, respectively, and committed lines of credit aggregating $346 million, to member systems, excluding NCSC, RTFC and GFC, of which executive officers or directors of CFC are members, employees, officers or directors. At May 31, 1994, $193 million and $70 million of advances were outstanding with respect to such long-and intermediate-term loans, respectively, and $24 million was outstanding under such lines of credit. At May 31, 1994, CFC had guaranteed $246 million of contractual obligations of such members. CFC had commitments to NCSC for long-term loans of $15 million and CFC had outstanding guarantees of certain contractual obligations in the amount of $764 million at May 31, 1994, on behalf of NCSC. At May 31, 1994, advances outstanding with respect to such long-term loans were $48 million for NCSC. Such loans and guarantees were made in the ordinary course of CFC's business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other members and did not involve more than normal risk of uncollectibility or present other unfavorable features. It is anticipated that, consistent with its loan and guarantee policies in effect from time to time, additional loans and guarantees will be made by CFC to member systems and trade and service organizations of which officers or directors of CFC are members, employees, officers or directors. In light of its cooperative nature, pursuant to which CFC was established for the very purpose of extending financing to its members (from whose ranks its directors must be drawn), CFC is of the view that no purpose would be served by including detailed information with respect to specific loans and guarantees to members with which any of its directors are affiliated.

     (d) Inapplicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS A PART OF THIS REPORT.

          1. FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    -----
    Report of Independent Public Accountants.....................................     F-1
    Combined Balance Sheets......................................................     F-2
    Combined Statements of Income, Expenses and Net Margins......................     F-4
    Combined Statements of Changes in Members' Equity............................     F-5
    Combined Statements of Cash Flows............................................     F-6
    Notes to Combined Financial Statements.......................................     F-7

          2. FINANCIAL STATEMENT SCHEDULES

                                                                                    PAGE
                                                                                    -----
    Note 12 to Combined Financial Statements "Combined Quarterly Financial
      Results"...................................................................    F-27

     All other schedules are omitted because they are not required or inapplicable or the information is included in the financial statements or notes thereto.

          3. EXHIBITS

              3.1   -- Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to
                       Registration Statement No. 2-46018, filed October 12, 1972.
              3.2   -- Bylaws. Incorporated by reference to Exhibit 3.2 to CFC's annual report on Form 10-K for the year ended May 31, 1988, filed July 27, 1988.
              3.3   -- Amendments to Bylaws as approved by CFC's Board of Directors and members on February 11, 1993, and a copy of the Bylaws as amended. Incorporated by reference to Exhibit 3.3 to CFC's annual report on Form 10-K for the year ended May 31, 1993, filed August 18, 1993.
              4.1   -- Form of Capital Term Certificate. Incorporated by reference to Exhibit
                       4.3 Registration Statement No. 2-46018 filed October 12, 1972.
              4.2   -- Revolving Credit Agreements dated May 28, 1993. Incorporated by reference to Exhibit 4.6 to Form 10-K filed August 23, 1993.
              4.3   -- Indenture dated as of February 15, 1994, between the Registrant and First
                       Bank National Association, trustee. Incorporated by reference to Exhibit
                       4.1 to the current report on Form 8-K filed by CFC on June 14, 1994.
              4.4   -- Amendments to Revolving Credit Agreement dated May 17, 1994.
                    -- Registrant agrees to furnish to the Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.
                       Management Contracts and Compensatory Plans and Arrangements.
             10.1   -- Plan Document for CFC deferred compensation program. Incorporated by reference to Exhibit 10 to Registration Statement No. 2-70355, filed
                       December 23, 1980.
             10.2   -- Supplemental Benefit Agreement between CFC and Charles B. Gill dated
                       January 11, 1983, as amended. Incorporated by reference to Exhibit 10.2 to CFC's annual report on Form 10-K for the year ended May 31, 1983.
             10.3   -- Second Amendment to Supplemental Benefit Agreement between CFC and
                       Charles B. Gill dated May 29, 1986. Incorporated by reference to Exhibit
                       10.3 to CFC's annual report on Form 10-K for the year ended May 31, 1986.
             10.4   -- Third Amendment to Supplemental Benefit Agreement between CFC and Charles
                       B. Gill dated April 1, 1989. Incorporated by reference to Exhibit 10.4 to
                       CFC's annual report on Form 10-K for the year ended May 31, 1989.
             10.5   -- Fourth Amendment to Supplemental Benefit Agreement between CFC and
                       Charles B. Gill dated April 1, 1993. Incorporated by reference to Exhibit
                       10.5 to CFC's annual report on Form 10-K for the year ended May 31, 1993.
             10.6   -- Fifth Amendment to Supplemental Benefit Agreement between CFC and Charles
                       B. Gill dated May 26, 1994.
               12   -- Computations of ratio of margins to fixed charges.
               23   -- Consent of Arthur Andersen & Co.

     (B) REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the last quarter of fiscal year 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 5th day of August, 1994.

                                          NATIONAL RURAL UTILITIES COOPERATIVE
                                            FINANCE CORPORATION

                                          By:        /s/  CHARLES B. GILL

                                          --------------------------------------
                                                       Charles B. Gill
                                                Governor and Chief Executive
                                                         Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                   SIGNATURE                                TITLE                    DATE
- - -----------------------------------------------  ----------------------------  ----------------
             /s/  CHARLES B. GILL                Governor and Chief Executive
- - -----------------------------------------------    Officer
                CHARLES B. GILL


             /s/  STEVEN L. LILLY                Senior Vice President and
- - -----------------------------------------------    Chief Financial Officer
                STEVEN L. LILLY


             /s/  ANGELO M. SALERA               Controller (Principal
- - -----------------------------------------------    Accounting Officer)
               ANGELO M. SALERA


              /s/  BILL MCGINNIS                 President and Director
- - -----------------------------------------------
                 BILL MCGINNIS


             /s/  J. CHRIS CARIKER               Vice President and Director
- - -----------------------------------------------
               J. CHRIS CARIKER
                                                                                  August 5, 1994

                /s/  GARRY BYE                   Secretary-Treasurer and
- - -----------------------------------------------    Director
                   GARRY BYE


             /s/  JOHN C. ANDERSON               Director
- - -----------------------------------------------
               JOHN C. ANDERSON


            /s/  JOHNNIE R. AUSTIN               Director
- - -----------------------------------------------
               JOHNNIE R. AUSTIN


             /s/  ROBERT J. BAUMAN               Director
- - -----------------------------------------------
               ROBERT J. BAUMAN


               /s/  BILL BERTRAM                 Director
- - -----------------------------------------------
                 BILL BERTRAM

                   SIGNATURE                                TITLE                    DATE
- - -----------------------------------------------  ----------------------------  ----------------
             /s/  HAROLD I. DYCUS                Director
- - -----------------------------------------------
                HAROLD I. DYCUS
              /s/  GLENN ENGLISH                 Director
- - -----------------------------------------------
                 GLENN ENGLISH
            /s/  JOHN B. FLOYD, JR.              Director
- - -----------------------------------------------
              JOHN B. FLOYD, JR.
              /s/  NADINE GRIFFIN                Director
- - -----------------------------------------------
                NADINE GRIFFIN
              /s/  RALPH HARMEYER                Director
- - -----------------------------------------------
                RALPH HARMEYER
             /s/  GORDON J. HUDSON               Director
- - -----------------------------------------------
               GORDON J. HUDSON
- - -----------------------------------------------  Director
                GEORGE W. KLINE
              /s/  PAUL J. LIESS                 Director
- - -----------------------------------------------
                 PAUL J. LIESS

                                                                  August 5, 1994

            /s/  RALPH L. LOVELESS               Director
- - -----------------------------------------------
               RALPH L. LOVELESS
            /s/  GERALD P. PAOLUCCI              Director
- - -----------------------------------------------
              GERALD P. PAOLUCCI
              /s/  DAVID E. PIPER                Director
- - -----------------------------------------------
                DAVID E. PIPER
             /s/  TERRY PITCHFORD                Director
- - -----------------------------------------------
                TERRY PITCHFORD
              /s/  J. C. ROBERTS                 Director
- - -----------------------------------------------
                 J. C. ROBERTS
                /s/  TOM SLOAN                   Director
- - -----------------------------------------------
                   TOM SLOAN
            /s/  ROBERT O. WILLIAMS              Director
- - -----------------------------------------------
              ROBERT O. WILLIAMS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
NATIONAL RURAL UTILITIES COOPERATIVE
        FINANCE CORPORATION:

     We have audited the accompanying combined balance sheets of National Rural Utilities Cooperative Finance Corporation (a not-for-profit corporation under the District of Columbia Cooperative Association Act) and other related entities as discussed in Note 1 as of May 31, 1994 and 1993, and the related combined statements of income, expenses and net margins, changes in members' equity and cash flows for each of the three years in the period ended May 31, 1994. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and other related entities as of May 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1994, in conformity with generally accepted accounting principles.
                                          ARTHUR ANDERSEN & CO.

Washington, D.C.
July 18, 1994

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                            COMBINED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                             MAY 31, 1994 AND 1993

                                     ASSETS

                                                                          1994           1993
                                                                       ----------     ----------
CASH................................................................   $   22,168     $   55,450
                                                                       ----------     ----------
DEBT SERVICE INVESTMENTS............................................       33,668         45,611
                                                                       ----------     ----------
LOANS TO MEMBERS, net...............................................    5,921,022      5,112,471
                                                                       ----------     ----------
RECEIVABLES.........................................................       90,160         87,763
                                                                       ----------     ----------
FIXED ASSETS, net...................................................       38,718         31,777
                                                                       ----------     ----------
DEBT SERVICE RESERVE FUNDS..........................................      107,095        116,470
                                                                       ----------     ----------
OTHER ASSETS........................................................       11,465         14,602
                                                                       ----------     ----------
                                                                       $6,224,296     $5,464,144
                                                                        =========      =========

    The accompanying notes are an integral part of these combined financial statements.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                            COMBINED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                             MAY 31, 1994 AND 1993

                        LIABILITIES AND MEMBERS' EQUITY

                                                                          1994           1993
                                                                       ----------     ----------
NOTES PAYABLE, due within one year..................................   $1,607,975     $  503,624
                                                                       ----------     ----------
ACCOUNTS PAYABLE....................................................       18,529         18,019
                                                                       ----------     ----------
ACCRUED INTEREST PAYABLE............................................       35,597         47,822
                                                                       ----------     ----------
LONG-TERM DEBT......................................................    3,042,068      3,382,284
                                                                       ----------     ----------
OTHER LIABILITIES...................................................       36,301         38,549
                                                                       ----------     ----------
COMMITMENTS, GUARANTEES AND CONTINGENCIES
MEMBERS' SUBORDINATED CERTIFICATES:
     Membership Subscription Certificates...........................      640,520        640,520
     Loan and Guarantee Certificates................................      582,338        575,027
                                                                       ----------     ----------
          Total Members' Subordinated Certificates..................    1,222,858      1,215,547
                                                                       ----------     ----------
MEMBERS' EQUITY.....................................................      260,968        258,299
                                                                       ----------     ----------
          Total Members' Subordinated Certificates and Members'
            Equity..................................................    1,483,826      1,473,846
                                                                       ----------     ----------
                                                                       $6,224,296     $5,464,144
                                                                        =========      =========

    The accompanying notes are an integral part of these combined financial statements.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
            COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992

                                                              1994          1993          1992
                                                            --------      --------      --------
OPERATING INCOME--Interest on loans to members...........   $324,682      $336,387      $402,255
     Less--Cost of funds.................................    263,230       265,412       314,863
                                                            --------      --------      --------
          Gross operating margin.........................     61,452        70,975        87,392
                                                            --------      --------      --------
EXPENSES:
     General, administrative and loan processing.........     16,668        17,623        17,583
     Provision for loan and guarantee losses.............     15,625        15,000        27,000
                                                            --------      --------      --------
          Total expenses.................................     32,293        32,623        44,583
                                                            --------      --------      --------
          Operating margin...............................     29,159        38,352        42,809
                                                            --------      --------      --------
NONOPERATING INCOME......................................      4,029         3,296         2,744
                                                            --------      --------      --------
NET MARGINS BEFORE EXTRAORDINARY LOSS....................     33,188        41,648        45,553
                                                            --------      --------      --------
EXTRAORDINARY LOSS.......................................         --        (3,161)       (1,398)
                                                            --------      --------      --------
NET MARGINS..............................................   $ 33,188      $ 38,487      $ 44,155
                                                            ========      ========      ========

    The accompanying notes are an integral part of these combined financial statements.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
               COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                         (DOLLAR AMOUNTS IN THOUSANDS)
                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992

                                                                                                     PATRONAGE
                                                                                                 CAPITAL ALLOCATED
                                                                                                -------------------
                                                                                                GENERAL
                                                                    EDUCATION    UNALLOCATED    RESERVE
                                          TOTAL      MEMBERSHIPS      FUND         MARGINS       FUND       OTHER
                                         --------    -----------    ---------    -----------    -------    --------
Balance as of May 31, 1991............   $243,491      $ 1,144        $ 366        $ 2,261       $ 482     $239,238
  Retirement of Patronage Capital.....    (41,355)          --        --                28          (9)     (41,374)
  Net Margins -- Allocated............     44,155           --          (77)            --          10       44,222
  Other...............................         37           37        --                --        --             --
                                         --------    -----------    ---------    -----------    -------    --------
Balance as of May 31, 1992............    246,328        1,181          289          2,289         483      242,086
  Retirement of Patronage Capital.....    (26,864)          --        --                --        (373)     (26,491)
  Net Margins -- Allocated............     38,487           --           23              1         378       38,085
  Other...............................        348           66        --                (1)       --            283
                                         --------    -----------    ---------    -----------    -------    --------
Balance as of May 31, 1993............    258,299        1,247          312          2,289         488      253,963
  Retirement of Patronage Capital.....    (29,459)          --        --                --        (295)     (29,164)
  Net Margins -- Allocated............     33,188           --           13             --         302       32,873
  Other...............................     (1,060)          92        --                --        --         (1,152)
                                         --------    -----------    ---------    -----------    -------    --------
Balance as of May 31, 1994............   $260,968      $ 1,339        $ 325        $ 2,289       $ 495     $256,520
                                         =========   ============   =========    ===========    =======    =========

    The accompanying notes are an integral part of these combined financial statements.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992

                                                                      1994           1993           1992
                                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net margins.................................................   $    33,188    $    38,487    $    44,155
    Add (deduct):
         Provision for loan and guarantee losses................        15,625         15,000         27,000
         Depreciation...........................................         1,553          1,522          2,810
         Amortization...........................................       (15,915)       (10,402)          (821)
    Add (deduct) changes in accrual accounts:
         Receivables............................................        (4,263)       (10,955)           239
         Accounts payable.......................................           613          4,696           (809)
         Accrued interest payable...............................       (12,225)        (7,699)        (1,799)
         Other..................................................        15,975         42,531          3,288
                                                                   -----------    -----------    -----------
         Net cash flows provided by operating activities........        34,551         73,180         74,063
                                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances made on loans......................................    (2,382,839)    (1,456,959)    (1,414,658)
    Principal collected on loans................................     1,558,662      1,332,584      1,212,060
    Investment in fixed assets..................................        (8,494)        (4,884)          (722)
                                                                   -----------    -----------    -----------
         Net cash flows used in investing activities............      (832,671)      (129,259)      (203,320)
                                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes payable, net..........................................     1,104,351        389,809         64,267
    Debt service investments, net...............................        11,944         55,127        (58,350)
    Proceeds from issuance of long-term debt....................       172,293        158,245        355,808
    Payments for retirement of long-term debt...................      (512,849)      (522,077)      (204,984)
    Proceeds from issuance of Members' Subordinated
      Certificates..............................................        34,088         32,087         34,837
    Payments for retirement of Members' Subordinated
      Certificates..............................................       (15,868)       (21,342)        (6,167)
    Payments for retirement of patronage capital................       (29,121)       (26,632)       (40,987)
                                                                   -----------    -----------    -----------
         Net cash flows provided by financing activities........       764,838         65,217        144,424
                                                                   -----------    -----------    -----------
NET CASH FLOWS..................................................       (33,282)         9,138         15,167
BEGINNING CASH..................................................        55,450         46,312         31,145
                                                                   -----------    -----------    -----------
ENDING CASH.....................................................   $    22,168    $    55,450    $    46,312
                                                                   ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during year for interest expense..................   $   269,959    $   275,950    $   319,692

    The accompanying notes are an integral part of these combined financial statements.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                          MAY 31, 1994, 1993 AND 1992

(1) GENERAL INFORMATION AND ACCOUNTING POLICIES

  (a) General Information

     National Rural Utilities Cooperative Finance Corporation (the "Company" or "CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Electrification Administration ("REA") of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members ("Utility Members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. Most CFC long-term loans to Utility Members are made in conjunction with concurrent loans from REA and are secured equally and ratably with REA's loans by a single mortgage. CFC also provides guarantees for tax-exempt financings of pollution control facilities and other properties constructed or acquired by its members and, in addition, provides guarantees of taxable debt in connection with certain lease and other transactions of its members. CFC is exempt from payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code.

     CFC's 1,039 members as of May 31, 1994, included 899 Utility Members, virtually all of which are consumer-owned cooperatives, 71 service members and 69 associate members. The Utility Members included 833 distribution systems and 66 generation and transmission ("Power Supply") systems operating in 46 states and U.S. territories. At December 31, 1992, CFC's member systems served approximately 12.2 million consumers, representing service to an estimated 28.8 million ultimate users of electricity and owned approximately $60.8 billion (before depreciation of $16.4 billion) in total utility plant.

     Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing and/or arranging financing for its rural telecommunication members and affiliates. RTFC's bylaws require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. CFC is the sole source of funding for RTFC. As of May 31, 1994, RTFC had 352 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

     Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing a source of funds for its members to refinance their REA guaranteed debt previously held by the Federal Financing Bank. All trust certificates held by GFC were transferred to GFC by CFC and are guaranteed by the REA. CFC is the sole source of funding for GFC. GFC had four members other than CFC at May 31, 1994. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

  (b) Principles of Combination

     The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in both RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee.

     As of May 31, 1994, CFC had committed to lend RTFC up to a total of $1.8 billion to fund loans to its members and their affiliates. As of the same date, RTFC had outstanding loans and unadvanced loan

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION commitments totaling $1,135.4 million. RTFC's net margins are allocated to RTFC borrowers. Summary financial information relating to RTFC included in the combined financial statements is presented below:

                            AS OF MAY 31:                             1994          1993
                                                                    --------      --------
                                                                      (DOLLAR AMOUNTS IN
                                                                          THOUSANDS)
    Outstanding loans to members and their affiliates............   $653,644      $460,864
    Total assets.................................................    743,761       529,562
    Notes payable to CFC.........................................    653,644       460,864
    Total liabilities............................................    663,810       467,062
    Members' Equity(1) and Subordinated Certificates.............     79,951        62,500

                  FOR THE YEAR ENDED MAY 31:                   1994        1993        1992
                                                              -------     -------     -------
                                                               (DOLLAR AMOUNTS IN THOUSANDS)
    Operating income.......................................   $28,825     $28,183     $28,473
    Net margins(2).........................................     1,731       1,506       4,460

- - ---------------

(1) The transfer of RTFC equity is governed by the South Dakota Cooperative Association Act which provides that net margins shall be distributed and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage. CFC has been the sole funding source for RTFC's loans to its members. As CFC is not a borrower of RTFC and is not expected to be in the foreseeable future, RTFC's net margins would not be available to CFC in the form of patronage capital.

(2) RTFC's net margins for fiscal year 1994 will be adjusted for the allocation of patronage capital by CFC.

     As of May 31, 1994, CFC had loaned GFC $524.1 million to fund the purchase of REA guaranteed trust certificates from CFC. Summary financial information relating to GFC included in the combined financial statements is presented below:

                           AS OF MAY 31:                             1994           1993
                                                                   --------       --------
                                                                     (DOLLAR AMOUNTS IN
                                                                         THOUSANDS)
    Outstanding loans to members................................   $524,081       $286,460
    Total assets................................................    540,913        300,636
    Notes payable to CFC........................................    531,302        294,548
    Total liabilities...........................................    539,521        299,953
    Members' Equity.............................................      1,392            683

     FOR THE YEAR ENDED MAY 31, 1994 AND FOR THE PERIOD FROM
       INCEPTION DECEMBER 24, 1991 THROUGH MAY 31, 1992:         1994        1993       1992
                                                                -------     -------     ----
                                                                     (DOLLAR AMOUNTS IN
                                                                         THOUSANDS)
    Operating income.........................................   $16,667     $11,233     $775
    Net margins(1)...........................................     1,831         902      115

- - ---------------

(1) The transfer of GFC equity is governed by the South Dakota Cooperative Association Act which provides that net margins shall be distributed and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage. CFC has been the sole funding source for GFC's loans to its members. As CFC is not a borrower of GFC and is not expected to be in the foreseeable future, GFC's net margins would not be available to CFC in the form of patronage capital.

Unless stated otherwise, references to CFC relate to CFC, RTFC and GFC on a combined basis.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

  (c) Amortization of Bond Discount and Bond Issuance Costs

     Bond discount and bond issuance costs are amortized using the effective interest method over the life of each bond issue.

  (d) Nonperforming Loans

     It is CFC's policy to classify a loan as nonperforming when it meets any of the following criteria:

          (i) Interest or principal payments are contractually past due 90 days or more,

          (ii) As a result of court proceedings, repayment in accordance with the original terms is not anticipated, or

          (iii) For other reasons, timely repayment is not expected.

  (e) Allowance for Loan and Guarantee Losses

     CFC maintains an allowance for loan and guarantee losses at a level believed to be adequate in relation to the quality and size of its loans and guarantees outstanding. It is CFC's policy to review periodically its loans and guarantees and to make adjustments to the allowance as necessary. The allowance is based on estimates, and accordingly, actual loan and guarantee losses may differ from the allowance amount.

     Activity in the allowance account is summarized as follows for the years ended May 31:

                                                               1994         1993         1992
                                                             --------     --------     --------
                                                               (DOLLAR AMOUNTS IN THOUSANDS)
Balance at beginning of year.............................    $172,571     $157,571     $135,599
Provision for loan and guarantee losses..................      15,625       15,000       27,000
Charge-offs (see Note 10)................................          --           --       (8,602)
Recovery of amounts previously charged-off (see Note
  10)....................................................          --           --        3,574
                                                             --------     --------     --------
Balance at end of year...................................    $188,196     $172,571     $157,571
                                                             ========     ========     ========

  (f) Fixed Assets

     Buildings, aircraft, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $5.4 million and $4.2 million as of May 31, 1994 and 1993, respectively. Depreciation and amortization expenses ($1.6 million, $1.5 million and $1.2 million in fiscal years 1994, 1993 and 1992, respectively) are computed primarily on the straight-line method over estimated useful lives ranging from 3 to 40 years.

  (g) Recognition of Fee Income

     In connection with its various loan, guarantee and other financing programs, CFC may be entitled to receive certain fees. Such fees are generally designed to compensate CFC for expenses associated with the related transactions. CFC recognizes the income from such fees periodically over the term during which it incurs the related expenses.

  (h) Financial Instruments with Off-Balance Sheet Risk

     In the normal course of business, CFC is a party to financial instruments with off-balance sheet risk both to meet the financing needs of its member borrowers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, guarantees

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION of members' obligations and interest rate exchange agreements. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the combined balance sheets.

  (i) Accounting by Creditors for Impairment of a Loan

     In May 1993, the Financial Accounting Standards Board released Statement No. 114 "Accounting by Creditors for Impairment of a Loan." The statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, observable market value or the fair value of the collateral. The statement is required to be implemented in fiscal years beginning after December 15, 1994 and will apply to loans that are, or become impaired, based on the provisions of SFAS 114, or that have certain restructuring agreements executed on or after the implementation date. CFC has elected not to implement this statement early and management has not yet determined its impact on the financial statements.

  (j) Employers' Accounting for Postemployment Benefits

     In November 1992, the Financial Accounting Standards Board released Statement No. 112 "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize the obligation to provide postemployment benefits, if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable, and the amount of the benefits can be reasonably estimated. This statement is effective for fiscal years beginning after December 15, 1994. CFC has elected not to implement this statement early. However, management does not expect the implementation to have a material impact on the financial statements.

  (k) Accounting for Certain Investments in Debt and Equity Securities

     In May 1993, the Financial Accounting Standards Board released Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that investments in debt and equity securities be recorded at fair value in the statement of financial condition unless the reporting enterprise has the positive intent and ability to hold the instrument to maturity. If there is positive intent and ability to hold to maturity, the instrument can be recognized using the amortized cost method. This statement is effective for fiscal years beginning after December 15, 1993. CFC has elected not to implement this statement early, and management has not yet determined its impact on the financial statements.

  (l) Memberships

     Members are charged a one-time membership fee based on member class. CFC Distribution System members (Class A), Power Supply System members (Class B), NRECA (Class D) and Associate members (Class E) all pay a $1,000 membership fee. CFC Service Organization members (Class C) pay a $200 membership fee. RTFC voting members pay a $1,000 membership fee and non-voting members pay a $100 membership fee. All GFC members pay a $1,000 membership fee.

  (m) Reclassifications

     Certain reclassifications of prior year amounts have been made to conform with fiscal year 1994 presentation.

(2) LOANS AND COMMITMENTS

     Loans to members bear interest at rates determined from time to time by the Board of Directors on the basis of CFC's cost of funds, operating expenses, provision for loan and guarantee losses and the maintenance of reasonable margin levels. In keeping with its not-for-profit, cooperative character, CFC's policy is to set

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION interest rates at the lowest levels it considers to be consistent with sound financial management. Loans outstanding to members, weighted average interest rates thereon and unadvanced commitments are summarized by loan type as follows as of May 31:

                                                             1994                                          1993
                                            ---------------------------------------       ---------------------------------------
                                                          WEIGHTED                                      WEIGHTED
                                                          AVERAGE                                       AVERAGE
                                               LOANS      INTEREST     UNADVANCED            LOANS      INTEREST     UNADVANCED
                                            OUTSTANDING    RATES     COMMITMENTS(A)       OUTSTANDING    RATES     COMMITMENTS(A)
                                            -----------   --------   --------------       -----------   --------   --------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
Long-term fixed rate secured loans (B):
   Distribution Systems.................... $1,502,454       7.69%     $   12,089         $1,604,275       8.14%     $  694,051
   Power Supply Systems....................    273,186       7.56%          9,705            179,384       7.80%        148,329
   Service Organizations (C)...............     94,104       9.53%         11,461             90,090       9.85%          5,482
   Associate Members.......................      1,606      10.25%             --              1,628      10.25%             --
   Telecommunication Organizations.........    119,600       9.16%             --            130,552       9.33%             --
                                            -----------              --------------       -----------              --------------
       Total long-term fixed rate secured
        loans..............................  1,990,950       7.85%         33,255          2,005,929       8.27%        847,862
                                            -----------              --------------       -----------              --------------
Long-term variable rate secured loans (D):
   Distribution Systems....................  2,172,799       4.65%        807,848          1,975,784       4.63%         48,640
   Power Supply Systems....................    170,683       4.65%        436,147            178,095       4.63%          9,480
   Service Organizations (C)...............     39,487       4.65%         64,828             43,014       4.63%        169,404
   Associate Members.......................     29,089       4.45%         47,412             26,098       4.38%         47,520
   Telecommunication Organizations.........    499,506       4.92%        366,269            288,234       4.75%         78,910
                                            -----------              --------------       -----------              --------------
       Total long-term variable rate
        secured loans......................  2,911,564       4.69%      1,722,504          2,511,225       4.64%        353,954
                                            -----------              --------------       -----------              --------------
Refinancing variable rate loans guaranteed
 by REA:
   Power Supply Systems....................    533,545       4.87%             --            297,724       3.94%             --
                                            -----------              --------------       -----------              --------------
Intermediate-term secured loans:
   Distribution Systems....................      4,112       4.90%          2,000                320       4.75%             --
   Power Supply Systems....................     21,316       4.90%        234,391             28,496       4.75%        355,568
   Service Organizations...................      2,099       4.90%          5,541                496       4.75%         11,676
   Telecommunication Organizations.........         --         --              --
                                            -----------              --------------       -----------              --------------
       Total intermediate-term secured
        loans..............................     27,527       4.90%        241,932             29,312       4.75%        367,244
                                            -----------              --------------       -----------              --------------
Intermediate-term unsecured loans:
   Distribution Systems....................     13,046       4.90%         10,695             10,873       4.75%         13,575
   Power Supply Systems....................     84,515       4.90%         22,376                 --         --              --
   Service Organizations...................         --         --              70                 11       4.75%             --
   Telecommunication Organizations.........      1,265       5.05%          1,303                 --         --              --
                                            -----------              --------------       -----------              --------------
       Total intermediate-term unsecured
        loans..............................     98,826       4.90%         34,444             10,884       4.75%         13,575
                                            -----------              --------------       -----------              --------------
Short-term loans (E):
   Distribution Systems....................    276,373       4.90%      1,943,335            151,941       4.75%      1,735,088
   Power Supply Systems....................     14,048       4.90%        962,224             14,157       4.75%        839,239
   Service Organizations...................     11,812       4.90%         66,463             11,873       4.75%         30,720
   Associate Members.......................      3,084       4.90%         16,201              1,856       4.75%         10,129
   Telecommunication Organizations.........     31,176       5.65%        114,172             21,370       5.50%         59,164
                                            -----------              --------------       -----------              --------------
       Total short-term loans..............    336,493       4.97%      3,102,395            201,197       4.83%      2,674,340
                                            -----------              --------------       -----------              --------------
Nonperforming loans (F):
   Distribution Systems....................      1,933       8.27%             --             11,164      10.20%         23,500
   Power Supply Systems....................     27,948       4.75%             --             29,584       4.75%             --
   Associate Members.......................     12,961       9.00%             --             12,963       9.00%             --
   Telecommunication Organizations.........      2,098       6.13%             --              2,117       9.00%             --
                                            -----------              --------------       -----------              --------------
       Total nonperforming loans...........     44,940       6.19%             --             55,828       6.99%         23,500
                                            -----------              --------------       -----------              --------------
Restructured loans (G):
   Distribution Systems....................      2,667      18.37%          3,000                 --         --              --
   Power Supply Systems....................    160,873       8.32%         50,000            149,685       7.86%         26,500
   Service Organizations...................      1,833       4.62%             --              2,000       4.63%             --
   Associate Members.......................         --         --              --              2,666       4.46%             --
   Telecommunication Organizations.........         --         --              --             18,592       4.77%             --
                                            -----------              --------------       -----------              --------------
       Total restructured loans............    165,373       8.44%         53,000            172,943       7.43%         26,500
                                            -----------              --------------       -----------              --------------
       Total loans.........................  6,109,218       5.87%      5,187,530          5,285,042       6.10%      4,306,975
                                            -----------              --------------       -----------              --------------
Less: Allowance for Loan and Guarantee
 Losses....................................    188,196                         --            172,571                         --
                                            -----------              --------------       -----------              --------------
       Net loans........................... $5,921,022                 $5,187,530         $5,112,471                 $4,306,975
                                            ===========              ==============       ===========              ==============

- - ---------------

(A) Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed, but funds have not been advanced. CFC may

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION require additional information to assure itself that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the documents supplied CFC. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for lending on commitments are identical to those for advanced loans.

(B) Generally, long-term fixed rate secured loans provide for a fixed interest rate for terms of one to 30 years. Upon expiration of the term, the borrower may select another fixed rate term of one to 30 years (but not beyond maturity of the loan) or a variable rate. The borrower may select either option or may repay to CFC the principal then outstanding together with interest due thereon and other sums, if required.

(C) CFC had loans outstanding to National Cooperative Services Corporation ("NCSC") in each of the periods shown. Long-term fixed rate loans outstanding to NCSC as of May 31, 1994 and 1993, were $47.8 million and $49.0 million, respectively. In addition, as of May 31, 1994, CFC had unadvanced long-term fixed rate and variable rate loan commitments to NCSC in the amount of $5.0 million and $9.7 million, respectively.

(D) Included in the long-term variable rate secured loans are $3.5 million and $2.5 million in unsecured loans to one borrower at May 31, 1994 and 1993.

(E) All short-term loans are unsecured, except for $18.2 million and $31.6 million in loans outstanding at May 31, 1994 and 1993 that are secured.

(F) The rates on nonperforming loans are the weighted average of the stated rates on such loans as of the dates shown and do not necessarily relate to the interest recognized by CFC from such loans.

(G) The rates on restructured loans are the weighted average of the effective rates (based on present values of scheduled future cash flows) as of the dates shown and do not necessarily relate to the interest recognized by CFC from such loans.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

     Loans outstanding, by state or U.S. territory, are summarized below:

                                MAY 31,
                        -----------------------
        STATE              1994         1993
- - ----------------------  ----------   ----------
                          (DOLLAR AMOUNTS IN
                              THOUSANDS)

Alabama...............  $  115,355   $   78,761
Alaska................      73,195       66,239
Arizona...............      62,188       46,639
Arkansas..............     204,666      174,119
California............      17,906        5,273
Colorado..............     249,381      244,333
Delaware..............      17,492       17,779
District of
  Columbia............      63,843       81,532
Florida...............     317,421      268,158
Georgia...............     415,393      387,936
Idaho.................      37,202       34,499
Illinois..............     555,531      443,792
Indiana...............     101,190       96,110
Iowa..................     129,454      123,734
Kansas................     215,717      201,875
Kentucky..............     157,051      152,133
Louisiana.............     124,877      128,051
Maine.................       2,914       20,812
Maryland..............      65,779       67,662
Michigan..............      55,969       49,853
Minnesota.............     180,370      164,707
Mississippi...........     186,869      170,707
Missouri..............     219,121      213,704
Montana...............     136,812       29,576
Nebraska..............      21,096       13,588

                                MAY 31,
                        -----------------------
        STATE              1994         1993
- - ----------------------  ----------   ----------
                          (DOLLAR AMOUNTS IN
                              THOUSANDS)
Nevada................  $    7,709   $    6,019
New Hampshire.........       8,787        7,903
New Jersey............       4,109        4,195
New Mexico............     103,055       39,468
New York..............      13,202       10,090
North Carolina........     267,782      201,467
North Dakota..........      10,916        9,617
Ohio..................      68,895       58,883
Oklahoma..............     220,346      179,766
Oregon................     113,600      107,012
Pennsylvania..........      80,272       76,921
South Carolina........     251,520      156,786
South Dakota..........      41,072       38,285
Tennessee.............      55,681       60,858
Texas.................     580,375      536,566
Utah..................     131,285       99,217
Vermont...............      11,674       11,030
Virgin Islands........      56,114       63,074
Virginia..............     174,607      170,830
Washington............      76,991       72,222
West Virginia.........       1,051          718
Wisconsin.............      79,811       70,827
Wyoming...............      23,572       21,716
                        ----------   ----------
     Total............  $6,109,218   $5,285,042
                         =========    =========

     Weighted average interest rates earned (recognized in the case of nonperforming and restructured loans) on all loans outstanding are summarized below:

                                                          FOR THE YEAR ENDED MAY
                                                                    31,
                                                         -------------------------
                                                         1994      1993      1992
                                                         -----     -----     -----
            Long-term fixed rate.......................  8.63%     9.15%     9.16%
            Long-term variable rate....................  4.08%     4.99%     6.09%
            Telecommunication organizations............  5.58%     6.32%     7.26%
            Refinancing loans guaranteed by REA........  4.01%     4.09%     5.97%
            Intermediate-term..........................  4.41%     4.93%     6.03%
            Short-term.................................  4.38%     5.08%     6.18%
            Associate members..........................  4.21%     4.74%     6.09%
            Nonperforming..............................  1.19%     1.26%     7.96%
            Restructured...............................  2.33%     1.92%     3.52%
                           All loans...................  5.66%     6.54%     7.86%

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

     Long-term fixed rate loans outstanding at May 31, 1994 which will be subject to adjustment of their interest rates during the next five calendar years are summarized as follows (due to principal repayments, amounts subject to interest rate adjustment may be lower at the actual time of interest rate adjustment):

                                                             WEIGHTED
                                                             AVERAGE
                                                             INTEREST        AMOUNTS
                                                               RATE        OUTSTANDING
                                                             --------      -----------
                                                                (DOLLAR AMOUNTS IN
                                                                    THOUSANDS)
        1995...............................................    7.99%        $ 141,814
        1996...............................................    8.25%          151,991
        1997...............................................    9.13%          146,655
        1998...............................................    8.22%          161,008
        1999...............................................    7.54%          303,667
                                                                           -----------
                                                                            $ 905,135
                                                                           ===========

     During the first quarter of calendar year 1994, long-term fixed rate loans totaling $52.9 million had their interest rates adjusted. These loans will be eligible to readjust their interest rates again during the first quarter of calendar year 1995 to the lowest long-term fixed rate offered during 1994 for the term selected. At January 1 and May 31, 1994, the standard long-term fixed rates were 6.55% and 8.00%, respectively.

     On most long-term secured loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over a period ending approximately 35 years from the date of the secured promissory note. Fiscal year 1995 repayments of principal on long-term loans outstanding are expected to be a relatively minor amount of such outstanding loans.

     CFC evaluates each borrower's creditworthiness on a case-by-case basis. It is generally CFC's policy to require collateral for all long-term and some intermediate-term loans. Such collateral usually consists of a first mortgage lien on the borrower's total system, including plant and equipment, and a pledge of future revenues. The loan and security documents also contain various provisions with respect to the mortgaging of the borrower's property, the maintenance of certain earnings and debt service coverage ratios, maintenance of adequate insurance coverage and certain other restrictive covenants.

     Under common mortgages securing long-term CFC loans to Distribution System members, REA has the sole right to act within 30 days or, if REA is not legally entitled to act on behalf of all noteholders, CFC may exercise remedies. Under common mortgages securing long-term CFC loans to, or guarantee reimbursement obligations of, Power Supply members, REA retains substantial control over the exercise of mortgage remedies.

     As of May 31, 1994 and 1993, mortgage notes representing approximately $717.8 million and $1,301.7 million, respectively, of outstanding long-term loans to members were pledged as collateral to secure CFC's Collateral Trust Bonds.

     CFC has received no guarantee of its loans from REA; however, "Refinancing loans guaranteed by REA" represents loans made by CFC and transferred to its affiliate GFC to fund the prepayment of members' Federal Financing Bank debt, effected through grantor trusts which each hold a note from the member, the repayment of which has been guaranteed by REA. Each trust issues Trust Certificates which represent an undivided interest in the trust assets. GFC, as holder of Trust Certificates, is financing these loans from funds provided by CFC at a variable rate until fixed rate funding is obtained through the public markets.

     CFC sets the variable interest rates monthly on outstanding short-and intermediate-term loans. On notification to borrowers, CFC may adjust the interest rate semimonthly. Under CFC policy, the maximum interest rate which may be charged on short-term loans is the prevailing bank prime rate plus 1% per annum;

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION on intermediate-term loans, the prevailing bank prime rate plus 1 1/2% per annum; and on RTFC short-term loans, the prevailing bank prime rate plus 3% per annum.

     At May 31, 1994, 1993 and 1992, nonperforming loans in the amount of $44.9 million, $55.8 million and $17.0 million, respectively, were on a nonaccrual basis with respect to recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $1.5 million, $1.1 million and $1.1 million for the years ended May 31, 1994, 1993 and 1992, respectively. Income recognized on these loans totaled $0.5 million, $0.5 million and $20.9 million, respectively.

     At May 31, 1994, 1993 and 1992, the total amount of restructured debt was $165.4 million, $172.9 million and $145.6 million, respectively. CFC elected to apply all principal and interest payments received against outstanding amounts on restructured debt of $111.5 million, $100.3 million and $81.2 million, respectively. The interest income that would have been recorded under the original terms of the debt, assuming the debt had been outstanding for the period, was $8.4 million, $8.8 million and $10.5 million, for the years ended May 31, 1994, 1993 and 1992, respectively. The interest income actually recorded for restructured debt was $4.0 million, $2.9 million and $5.6 million, respectively. At May 31, 1994 and 1993, CFC had committed to lend $53.0 million and $26.5 million, respectively, to borrowers performing under restructured terms.

(3) MEMBERS' SUBORDINATED CERTIFICATES

  Membership Subscription Certificates

     To join CFC and to establish eligibility to borrow, CFC members (other than associate members and service organizations) are required to execute agreements to subscribe to certain Subordinated Certificates. Such certificates are interest-bearing, unsecured, subordinated debt of CFC. CFC is authorized to issue subscription certificates without limitation as to the total principal amount.

     Generally, Membership Subscription Certificates mature in the years 2070 through 2090 and bear interest at 3% or 5% per annum.

     New members joining CFC are required to purchase Membership Subscription Certificates in an amount equal to 5% of each loan advance up to a maximum amount based on their operating results. The maturity dates and interest rates payable on such Certificates vary in accordance with applicable CFC policy.

     In certain cases, the Board of Directors has approved alternative deferred payment arrangements for purchase of subscription certificates. These deferred payments are evidenced by noninterest-bearing, unsecured notes from the member and are shown as receivables.

  Loan and Guarantee Certificates

     Members obtaining long-term loans, certain intermediate-term loans or guarantees from CFC or RTFC are generally required to purchase additional Subordinated Certificates with each such loan or guarantee. These certificates are unsecured, subordinated debt of CFC and RTFC.

     Certificates currently purchased in conjunction with loans are noninterest-bearing and are generally repaid periodically over the life of the loan in relation to the loan principal balance outstanding. Such certificate purchase requirements, if any, range from 1% to 12% of the loan amount depending on the membership classification of the borrower and the borrower's leverage ratio, including the new loan, with CFC, for utility systems.

     The maturity dates and the interest rates payable on certificates purchased in conjunction with CFC's guarantee program vary in accordance with applicable CFC policy. In addition, members may also be required to purchase noninterest-bearing Subordinated Certificates in connection with CFC's guarantee of long-term tax-exempt bonds (see Note 8). These certificates have varying maturities but none is greater than the longest

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION maturity of the guaranteed obligation. Proceeds from the sale of such certificates are pledged by CFC to the debt service reserve fund established in connection with the bond issue, and any earnings from the investments of the fund inure solely to the benefit of the members for whose benefit the bonds are issued.

     Information with respect to Members' Subordinated Certificates at May 31, is as follows:

                                                                          1994           1993
                                                                       ----------     ----------
Membership Subscription Certificates:
     Number of subscribing members..................................          899            894

                                                                          (DOLLAR AMOUNTS IN
                                                                              THOUSANDS)
     Issued and outstanding:
          3% and 5% certificates maturing 2020 through 2090.........   $  628,583     $  627,067
     Subscribed and unissued........................................       11,937         13,453
                                                                       ----------     ----------
               Total Membership Subscription Certificates...........      640,520        640,520
                                                                       ----------     ----------
Loan and Guarantee Certificates:
     Issued and outstanding:
          3% certificates maturing through 2040.....................      141,481        146,197
          8.33% to 13.70% certificates maturing through 2018........      143,468        140,871
          Noninterest-bearing certificates maturing through 2027....      279,978        268,998
     Subscribed and unissued........................................       17,411         18,961
                                                                       ----------     ----------
               Total Loan and Guarantee Certificates................      582,338        575,027
                                                                       ----------     ----------
               Total Members' Subordinated Certificates.............   $1,222,858     $1,215,547
                                                                        =========      =========

     CFC estimates the amount of Subscription and Loan and Guarantee Certificates that will be repaid during the next five fiscal years will total approximately 2% of certificates outstanding. The weighted average interest rate paid on all subordinated certificates was 4.46%, 4.58% and 4.17% as of May 31, 1994, 1993 and 1992, respectively. These rates do not include $107.1 million, $116.5 million and $128.0 million of debt service reserve certificates and $29.3 million, $32.4 million and $36.2 million of subscribed but unissued subordinated certificates at May 31, 1994, 1993 and 1992, respectively.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(4) NOTES PAYABLE AND CREDIT ARRANGEMENTS

     Notes payable due within one year as of May 31, and weighted average interest rates thereon, are summarized as follows:

                                                                   1994                      1993
                                                          -----------------------   -----------------------
                                                                         WEIGHTED                  WEIGHTED
                                                                         AVERAGE                   AVERAGE
                                                            AMOUNTS      INTEREST     AMOUNTS      INTEREST
                                                          OUTSTANDING     RATES     OUTSTANDING     RATES
                                                          -----------    --------   -----------    --------

                                                                    (DOLLAR AMOUNTS IN THOUSANDS)
Commercial paper, sold through dealer, net of discounts
  of $3,320 and $2,295, respectively....................  $ 2,367,763      4.28%    $ 1,021,215      3.17%
Commercial paper sold by CFC directly to members, at
  par...................................................      999,549      4.13%      1,114,797      3.11%
Commercial paper sold by CFC directly to nonmembers,
  at par................................................       61,663      4.01%         62,612      3.14%
                                                          -----------               -----------
                                                            3,428,975      4.23%      2,198,624      3.14%
Bank bid notes..........................................      209,000      4.30%        335,000      3.17%
                                                          -----------               -----------
                                                            3,637,975      4.23%      2,533,624      3.14%
Notes payable supported by revolving credit agreements,
  classified as long-term debt (see Note 5).............   (2,030,000)     4.23%     (2,030,000)     3.14%
                                                          -----------               -----------
                                                          $ 1,607,975      4.23%    $   503,624      3.14%
                                                          ============              ============

     Other information with regard to notes payable due within one year at May 31, is as follows:

                                                         1994            1993            1992
                                                    --------------  --------------  --------------
                                                            (DOLLAR AMOUNTS IN THOUSANDS)
Original maturity range of notes outstanding at
  year-end........................................   1 to 269 days   1 to 232 days   1 to 222 days
Weighted average original maturity of notes
  outstanding at year-end.........................         36 days         46 days         44 days
Average amount outstanding during the year........      $2,954,783      $2,279,304      $2,125,192
Maximum amount outstanding at any month-end during
  the year........................................      $3,637,975      $2,533,624      $2,250,162
Weighted average interest rate paid for the year,
  without effect of compensating balances and
  commitment fees.................................           3.48%           3.36%           5.01%
Weighted average effective interest rate paid for
  the year, including effect of compensating
  balances and commitment fees....................           3.67%           3.61%           5.22%

     CFC issues short-term bid notes which are unsecured obligations of CFC and do not require back-up bank lines for liquidity purposes. Bid note facilities are uncommitted lines of credit for which CFC does not pay a fee. The commitments are generally subject to termination at the discretion of the individual banks.

     As of May 31, 1994, CFC had two revolving credit agreements totaling $2,900.0 million with 52 banks, including Morgan Guaranty Trust Company of New York as Administrative Agent and Arranger and the Bank of Nova Scotia as Managing Agent. These credit facilities were arranged principally to provide liquidity support for CFC's outstanding commercial paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed and agreed to purchase for the benefit of its members (see Note 8).

     Under the respective revolving credit agreements, CFC can borrow up to $2,030.0 million until June 3, 1996 (the "three-year facility"), and $870.0 million until May 26, 1995 (the "364-day facility"). Any

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION amounts outstanding will be due on those dates. In connection with the three-year facility, CFC pays a per annum facility/commitment fee of .225 of 1%. The per annum facility fee for the 364-day facility is .15 of 1%. If CFC's short-term ratings decline, these fees may be increased by no more than .2125 of 1%. Borrowings under both agreements will be at one or more rates as defined in the agreements, as selected by CFC.

     The revolving credit agreements require CFC among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,334.4 million (increased each fiscal year by 90% of net margins not distributed to members) and an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund REA guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated debt and restrict, with certain exceptions, the creation by CFC of liens on its assets and contain certain other conditions to borrowing. The agreement also prohibits CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination date. As of May 31, 1994, CFC was in compliance with all covenants and conditions.

     As of May 31, 1994, there were no borrowings outstanding under the revolving credit agreements. At May 31, 1994, CFC classified $2,030.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,030.0 million of notes payable outstanding during the next 12 months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the three-year facility, subject to the conditions therein.

     In addition to the revolving credit facilities at May 31, 1994, CFC also had $610.0 million in separately negotiated 364-day lines of credit, documented by a uniform line of credit agreement for which a commitment fee of .10 of 1% is paid. The line of credit agreement contains the same financial covenants as the revolving credit agreements and may be terminated upon 30 days notice by either party. After such notice the bank would not be obligated to lend.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(5) LONG-TERM DEBT

     The following is a summary of long-term debt as of May 31:

                                                                           1994          1993
                                                                        ----------    ----------
                                                                           (DOLLAR AMOUNTS IN
                                                                               THOUSANDS)
Long-term debt:
     Notes payable supported by revolving credit agreement (see Note
      4).............................................................   $2,030,000    $2,030,000
                                                                        ----------    ----------
     Medium-Term Notes, sold through dealer..........................      238,225       255,925
     Medium-Term Notes, sold directly to members.....................      233,983       200,613
                                                                        ----------    ----------
                                                                           472,208       456,538
                                                                        ----------    ----------
     Collateral Trust Bonds:
          9 3/8%, Series Q, due 1995.................................           --       150,000
          9 5/8%, Series R, due 1996.................................           --       100,000
          9.85%, Series S, due 1996..................................           --       100,000
          9 1/2%, Series T, due 1997.................................      150,000       150,000
          8 1/2%, Series U, due 1998.................................      150,000       150,000
          7.40%, Series A, due 2007..................................        2,819         6,319
          Floating Rate, Series E-2, due 2010........................        2,253         2,279
          9%, Series O, due 2016.....................................       87,400        91,600
          9%, Series V, due 2021.....................................      150,000       150,000
                                                                        ----------    ----------
                                                                           542,472       900,198
     Less: Collateral Trust Bonds held in treasury...................          200         1,500
           Unamortized bond discount.................................        2,412         2,952
                                                                        ----------    ----------
               Total Collateral Trust Bonds..........................      539,860       895,746
                                                                        ----------    ----------
               Total long-term debt..................................   $3,042,068    $3,382,284
                                                                         =========     =========

     CFC redeemed Series Q Collateral Trust Bonds on June 16, 1994, Series R Collateral Trust Bonds on February 2, 1994, and Series S Collateral Trust Bonds on April 18, 1994, all at par.

     The weighted average interest rate on Medium-Term Notes and Collateral Trust Bonds was 8.06%, 8.56% and 8.90% as of May 31, 1994, 1993 and 1992. These
rates do not include notes payable supported by the revolving credit agreement.

     The principal amount of Medium-Term Notes and Collateral Trust Bonds maturing (including any sinking fund requirements) in each of the five fiscal years following May 31, 1994, is as follows:

      (DOLLAR AMOUNTS IN THOUSANDS)
1995..........................   $200,848
1996..........................    150,604
1997..........................    273,500
1998..........................    122,600
1999..........................     12,300

     Under the 1972 Indenture for Collateral Trust Bonds, CFC is required to maintain funds in a debt service investment account equivalent to principal and interest payments due on the bonds over the next twelve months. At May 31, 1994 and 1993, CFC had $33.7 million and $45.6 million of such funds invested in bank certificates of deposit and marketable securities, respectively.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

     The outstanding Collateral Trust Bonds are secured by the pledge of mortgage notes taken by CFC in connection with long-term secured loans made to those members fulfilling specified criteria as set forth in the indenture. Medium-Term Notes are unsecured obligations of CFC.

     As of May 31, 1994 and 1993, CFC had interest rate exchange agreements as follows:

                                                                      AGGREGATE AMOUNT
                                                        INTEREST ---------------------------
                      MATURITY DATE                     RATE       1994               1993
    -------------------------------------------------   -----    --------           --------
                                                                     (DOLLAR AMOUNTS IN
                                                                         THOUSANDS)
    August 1996......................................   8.40%    $ 30,000           $ 30,000
    February 1997....................................   9.34%     100,000            100,000
                                                                 --------           --------
                                                                 $130,000           $130,000
                                                                 ========           ========

     Under these agreements, CFC pays a fixed rate of interest and receives interest based on a floating rate, the net result of which is included in the cost of funds. CFC is exposed to interest rate risk to the extent of nonperformance by the other parties to the agreements.

     CFC enters into interest rate swaps in managing its interest rate risk. In these swaps, CFC agrees with other parties to exchange, at specified intervals, the difference between fixed-and floating-interest amounts calculated on an agreed-upon notional principal amount. CFC uses interest rate swap agreements to hedge certain long-term fixed-rate interest-earning assets that have been funded by shorter-term variable interest-bearing liabilities. Interest rate swaps in which CFC pays the fixed and receives the floating rate are used to reduce the impact of market interest rate fluctuations on CFC's net margins.

     CFC is be exposed on these interest rate swap agreements to interest rate risk if the counterparty to the interest rate swap agreement does not perform to the agreement's terms. CFC does have a policy intended to limit counterparty credit risk by maintaining swap agreements only with financial institutions with at least a AA long-term credit rating.

(6) EMPLOYEE BENEFITS

     CFC is a participant in the National Rural Electric Cooperative Association ("NRECA") Retirement and Security Program. This program is available to all qualified CFC employees. Under the program, participating employees are entitled to receive, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. CFC funds pension costs accrued on a monthly basis. A moratorium on contributions has been in effect since July 1, 1987, when the plan reached the full funding limitation. This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore, the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

     The Budget Reconciliation Act of 1993 has set a limit of $150,000 on the 1994 compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has set up a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

     CFC will pay such additional benefits to the covered employee through a Severance Pay Plan and a Deferred Pay Restoration Plan. Under the Severance Pay Plan, the employee is paid an amount equal to the lost pension benefits but not to exceed twice the employee's annual compensation for the prior year. The

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION benefit must be paid within 24 months of termination of employment. To the extent that the Severance Pay Plan cannot pay all of the lost pension benefits, the remainder will be paid under a Deferred Compensation Plan, which will be paid out in a lump sum or in installments of up to 60 months.

     CFC recognizes in current year margins any expected payouts for post retirement benefits (other than pensions) as a result of current service. Postretirement benefits include, but are not limited to, health and welfare benefits provided after retirement. While CFC allows retired employees to participate in its medical and life insurance plans, the retirees must do so at their own expense. Any liability which may be incurred by allowing retired employees to remain on CFC's medical and life insurance plans is not material to CFC's financial condition, results of operations or cashflows.

(7) RETIREMENT OF PATRONAGE CAPITAL

     Patronage capital in the amount of $30.1 million was retired during fiscal year 1994. This amount consists of $28.0 million retired by CFC, $1.2 million retired by RTFC and $0.9 million retired by GFC.

     In accordance with the CFC-only policy of retiring patronage capital, it is anticipated that patronage capital representing one-sixth of the fiscal years 1988, 1989 and 1990 allocations along with one-half of the fiscal year 1994 allocation will be retired in August 1994. Management anticipates that 50% of RTFC's margins for fiscal year 1994 will be retired in January 1995, and that 100% of GFC's margins for fiscal year 1994 will be retired in the second quarter of fiscal year 1995. Future retirements of patronage capital will be made as determined by the Companies' respective Boards of Directors with due regard for their individual financial conditions.

(8) GUARANTEES

     As of May 31, 1994 and 1993, CFC had outstanding guarantees of the following contractual obligations of its members (see Note 1(e) for a description of CFC's allowance for loan and guarantee losses and Note 3 for a discussion of requirements to purchase Members' Subordinated Certificates in connection with these guarantees):

                                                                       1994             1993
                                                                    ----------       ----------
                                                                        (DOLLAR AMOUNTS IN
                                                                            THOUSANDS)
Long-term tax exempt bonds (A)...................................   $1,494,200       $1,576,230
Debt portions of leveraged lease transactions (B)................      646,472          700,841
Indemnifications of tax benefit transfers (C)....................      414,512          436,860
Other guarantees (D).............................................      100,643           99,800
                                                                    ----------       ----------
               Total.............................................   $2,655,827       $2,813,731
                                                                     =========        =========

- - ---------------

(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds.

    In the event of a default by a system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantee, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC pursuant to its guarantee. This repayment obligation is secured by a common mortgage with REA on all of the system's assets, but CFC may not exercise remedies thereunder for up to two years. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

    Of the amounts shown, $1,214.6 million and $1,120.8 million as of May 31, 1994 and 1993, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds have not previously been sold to other purchasers by the remarketing agents.

(B) CFC has guaranteed debt issued by NCSC in connection with leveraged lease transactions. The amounts shown represent loans from NCSC to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment which was subsequently leased to a CFC member. The loans are secured by the property leased and the owner's rights as lessor. NCSC borrowed the funds for these loans either under a CFC guarantee or directly from CFC.

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amount shown represent CFC's maximum potential liability at May 31, 1994 and 1993. However, the amounts of such guarantees vary over the lives of the leases. As of May 31, 1994 and 1993, the maximum amount of the guarantees when taken individually totaled $414.6 million and $437.0 million, respectively. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured pari passu with the REA by a first lien on substantially all of the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law, no further guarantees of this nature are anticipated.

(D) At May 31, 1994 and 1993, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $34.8 million and $35.5 million, respectively.

     Guarantees outstanding, by state, are summarized as follows:

                                MAY 31,
                        -----------------------
        STATE              1994         1993
- - ----------------------  ----------   ----------
                          (DOLLAR AMOUNTS IN
                              THOUSANDS)
Alabama...............  $   77,320   $   81,165
Arizona...............      31,660       33,080
Arkansas..............     268,425      309,784
Colorado..............     115,299      115,300
Florida...............     395,457      439,130
Indiana...............     133,300      157,465
Iowa..................      13,505       14,550
Kansas................      43,208       43,889
Kentucky..............     187,400      178,265
Maryland..............      34,830       35,500
Minnesota.............     175,946      173,651
Mississippi...........      76,275       78,365
Missouri..............     364,350      378,837

                                MAY 31,
                        -----------------------
        STATE              1994         1993
- - ----------------------  ----------   ----------
                          (DOLLAR AMOUNTS IN
                              THOUSANDS)
Nebraska..............  $    4,765   $    5,030
North Carolina........     124,450      124,450
Oklahoma..............      76,906       83,400
Oregon................       5,280        5,365
Pennsylvania..........      16,270       17,113
South Carolina........      54,155       54,300
Texas.................     106,502      104,370
Utah..................     336,584      366,317
Virginia..............       4,650        4,700
Wisconsin.............       9,290        9,705
                        ----------   ----------
     Total............  $2,655,827   $2,813,731
                         =========    =========

     CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 1994, along with other valuation methodologies which are summarized below. However, the estimated fair value information presented is not necessarily indicative of amounts CFC could realize currently in a market sale as such amounts have not been revalued since year end. Therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming Collateral Trust Bonds under early redemption provisions and allowing borrowers to prepay their loans, CFC has held all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 1994.

  Debt Service Investments

     The fair value of debt service investments is estimated based on published bid prices or dealer quotes or is estimated using quoted market prices for similar securities when no market quote is available. Debt service investments purchased with original maturities of less than or equal to 90 days are estimated at the carrying value which is a reasonable estimate of fair value.

  Loans to Members

     Fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with different risk characteristics, specifically nonperforming and restructured loans, are valued using a discount rate commensurate with the risk involved. Loans with original interest rate repricing maturities of less than or equal to 90 days are valued at cost which approximates fair value.

  Debt Service Reserve Funds

     Fair value of debt service reserve funds is estimated at cost as all gains and losses on the underlying securities inure directly to the benefit or detriment of the CFC member and not to CFC.

  Notes Payable

     Notes payable consist of commercial paper and bank bid notes. The fair value of commercial paper and bid notes with maturities greater than 90 days is estimated based on quoted market rates with similar maturities for commercial paper and on bid prices from the various banking institutions for bid notes. The fair value of commercial paper and bank bid notes with maturities less than or equal to 90 days is estimated at carrying value which is a reasonable estimate of fair value.

  Long-Term Debt

     Long-term debt consists of Collateral Trust Bonds and Medium-Term Notes. The fair value of long-term debt is estimated based on published bid prices or dealer quotes or is estimated using quoted market prices for similar securities when no market quote is available.

  Subordinated Certificates

     As it is impracticable to develop a discount rate that measures fair value, Subordinated Certificates have not been valued. Subordinated Certificates are extended long-term obligations to CFC; many have maturities of 70 to 100 years. These certificates are issued to CFC's members as a condition of membership or as a condition of obtaining loan funds or guarantees and are non-transferable. As these certificates were issued not

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION only for their future payment stream but also as a condition to receiving future loan funds, there is no ready market from which to obtain fair value rates.

  Interest Rate Exchanged Agreements

     The fair value is estimated as the amount CFC would receive or pay to terminate the agreement, taking into account the current market rate of interest and the current creditworthiness of the exchange counterparties.

  Commitments

     The fair value is estimated as the carrying value, or zero. Extensions of credit under these commitments, if exercised, would result in loans priced at market rates.

  Guarantees

     CFC charges guarantee fees based on the specifics of each individual transaction. The demand for CFC guarantees has been small in the last few years. In addition, there is no other company that provides guarantees to rural electric utility companies with which to obtain market fee information. As a result, it is impracticable to supply fair value information related to guarantee fees.

     Carrying and fair values as of May 31, 1994 and 1993 are presented as follows:

                                                       1994                      1993
                                              -----------------------   -----------------------
                                               CARRYING       FAIR       CARRYING       FAIR
                                                VALUE        VALUE        VALUE        VALUE
                                              ----------   ----------   ----------   ----------
                                              (DOLLAR AMOUNTS IN THOUSANDS)
    ASSETS:
    Cash....................................  $   22,168   $   22,168   $   55,450   $   55,450
    Debt Services Investments...............      33,668       33,668       45,611       45,611
    Loans to Members, net...................   5,921,022    5,863,472    5,112,471    5,229,564
    Debt Service Reserve Funds..............     107,095      107,095      116,470      116,470
    LIABILITIES AND MEMBERS' SUBORDINATED
      CERTIFICATES:
    Notes Payable (1).......................   3,637,975    3,637,975    2,533,624    2,533,624
    Long-Term Debt (1)......................   1,012,068    1,065,200    1,352,284    1,561,550
    Members' Subordinated Certificates......   1,222,858    1,222,858    1,215,547    1,215,547
    OFF BALANCE SHEET INSTRUMENTS:
    Interest Rate Exchange Agreements.......           0       (9,189)           0      (14,622)
    Commitments.............................           0            0            0            0
    Guarantees..............................           0            0            0            0

     --------------------

     (1) Prior to reclassification of notes payable supported by the revolving credit agreements.

(10) CONTINGENCIES

(A) On May 23, 1985, Wabash Valley Power Association, Inc. ("WVPA") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in connection with the cancelled Marble Hill plant construction.

     On August 7, 1992, the Bankruptcy Court confirmed WVPA's reorganization plan pending approval of rates as contemplated in the plan. Depending on the final terms of a plan of reorganization, CFC could

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION be obligated to pay REA a pro-rata amount (estimated at 78%) of the debt service payments plus interest made by WVPA on the $25 million in tax-exempt bonds since the bankruptcy petition date.

    On June 22, 1994, the U.S. District Court affirmed (over REA's objection) the Wabash plan in reorganization. REA has until August 28, 1994, to appeal the decision to the U.S. Court of Appeals. Under the Wabash plan, CFC would realize an estimated total loss of approximately $12 million ($8.6 million of which has been written off to date), after the offset of subordinated capital term certificates (without taking into account interest since the petition date). The estimated loss under the Wabash plan does not include the amount CFC is obligated to pay to REA, representing REA's share of the debt service payments made by Wabash on the CFC guaranteed bonds, since the petition date.

    In May 1993, CFC advanced $24.4 million in variable interest rate secured loans to WVPA, which was used to effect an early redemption of tax-exempt bonds guaranteed by CFC. As WVPA is in bankruptcy, CFC has classified this loan as nonperforming and, therefore, does not accrue interest income on the loans. As of May 31, 1994, CFC had $22.9 million in loans outstanding to Wabash.

    Based on WVPA's preliminary reorganization plan, management believes that CFC has adequately reserved for any potential loss.

(B) Deseret Generation & Transmission Co-operative ("Deseret") and its major creditors entered into an Agreement Restructuring Obligations ("ARO") that restructured Deseret's debt obligations to REA, CFC and certain other creditors, including certain lease payments due on the Bonanza Power Plant. The ARO, which closed in January 1991 with an effective date of January 1, 1989, provides for the reduction of Deseret's debt service and rental obligations on the Bonanza Power Plant until 1996 when large sales of power were intended to commence.

    Under the ARO assumptions, CFC expects to fund Deseret's cash flow shortfalls until at least 1996 under its various guarantees of debt obligations. Deseret's ability to generate enough cash flow to service its current debt and rental payments as well as to begin repayment of the shortfall funded by CFC thereafter depends on whether it is able to make the large power sales on which the ARO is premised. Due to changes in power demands of Deseret's distribution system members and the resulting reduction in power available for sale at higher prices to nonmembers, as well as an inability, so far, to complete the intended power sales, Deseret's cash flow projections have undergone revision since the closing of the ARO. As a result of these changes, Deseret is expected to be unable to satisfy its payment obligations under the ARO, and the ARO is expected to be amended some time in the future. Under the ARO, CFC expected to fund Deseret's cash flow shortfalls totaling $117 million and expected a maximum exposure of $439 million in 1996. At May 31, 1994, CFC had funded $93.8 million of the shortfall. CFC's current exposure of $447.7 million is greater than the expected maximum from the ARO because it loaned Deseret funds for the early redemption, at a premium, of two high interest rate bond issues. If the parties cannot agree on an amendment, the ARO could be terminated and Deseret's creditors would be free to pursue remedies on their defaulted obligations.

    On April 25, 1994, Deseret announced that it had entered into an agreement with Tri-State G&T and PacifiCorp to study the possible acquisition of Deseret's assets. Deseret has also announced its intention to seek proposals from other parties regarding assets and/or power purchases from Deseret.

    CFC has placed all loans to Deseret on a nonaccrual basis with respect to interest income recognition. CFC does not anticipate interest income recognition on the outstanding loans until such time that Deseret's power sales produce cash flows sufficient to service all debts.

    As part of a separate agreement, in conjunction with the ARO, CFC will be obligated to repay out of payments by Deseret $25.9 million (plus interest) received from a party to the Bonanza Lease transaction to cover shortfalls in the July 1989, January 1990 and July 1990 lease payments which were

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION funded by that party. This amount would be repaid if the available annual cash flow were to exceed the debt repayment requirements as defined in the ARO (i.e., CFC was no longer required to fund a shortfall).

     As of May 31, 1994, CFC had approximately $447.7 million in current credit exposure to Deseret consisting of $111.5 million in secured loans and $336.2 million in guarantees by CFC of various direct and indirect obligations of Deseret. CFC's guarantees include $9.3 million in tax-benefit indemnifications and $32.8 million relating to mining equipment for a coal supplier of Deseret. The remainder of CFC's guarantee is for semiannual debt service payments on $294.1 million of bonds issued in a $655 million leverage lease financing of a generating station in 1985. Under the ARO, CFC has also provided Deseret a $20.0 million five-year priority secured line of credit. At May 31, 1994, there was no balance outstanding under this line of credit.

     CFC believes that, given the underlying collateral value and the terms of the ARO, it has adequately reserved for any potential loss on its loans and guarantees to Dereset.

(C) As a consequence of high costs associated with its involvement with the Clinton Nuclear Station, Soyland Power Cooperative ("Soyland") charged costs for wholesale power which resulted in its member's retail rates being uncompetitive. This situation resulted in revenues which were inadequate to service its debt. Soyland, REA and CFC entered into a debt restructuring agreement, dated as of December 15, 1993, which restructured Soyland's indebtedness to REA. As part of this agreement, CFC agreed to extend additional credit to Soyland in the form of a $30 million revolving credit facility and a $30 million loan for capital additions. The revolving credit loan and the capital additions loan have priority in payment over the existing REA loans and the prior CFC loan.

     At May 31, 1994, CFC had $49.4 million in outstanding long-term loans to Soyland which were secured equally and ratably with the REA on all assets and future revenues of Soyland. In addition, CFC had $23.3 million in super secured lines of credit outstanding to Soyland. These lines of credit are to be paid before all other secured debt. CFC also had $384.7 million in loans to Soyland which are 100% guaranteed by the U.S. Government.

     CFC believes that, given the underlying collateral value of its secured loans to Soyland, it has adequately reserved for any potential loss on its loans.

(D) At May 31, 1994, four other borrowers were in payment default to CFC on secured and unsecured loans totaling $22.0 million. At May 31, 1993, six borrowers were in payment default to CFC on secured and unsecured loans totaling $31.4 million, these six included the four that were in payment default at May 31, 1994.

(11) EXTRAORDINARY LOSS

     During the year ended May 31, 1994, CFC did not incur any prepayment penalties related to the early retirement of Collateral Trust Bonds. During the years ended May 31, 1993 and 1992 CFC paid prepayment penalties of $3.2 million and $1.4 million, respectively, for the early retirement of Collateral Trust Bonds.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(12) COMBINED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Summarized results of operations for the four quarters of fiscal years 1994 and 1993 are as follows:

                                                     FISCAL YEAR 1994
                                                      QUARTERS ENDED
                                    --------------------------------------------------
                                    AUGUST                                                  TOTAL
                                      31       NOVEMBER 30     FEBRUARY 28     MAY 31        YEAR
                                    -------    -----------     -----------     -------     --------
                                    (DOLLAR AMOUNTS IN THOUSANDS)
Operating income.................   $80,496      $82,110         $83,317       $78,759     $324,682
Operating margin.................    11,257       11,950           1,963         3,989       29,159
Nonoperating income..............     1,899          513           1,056           561        4,029
Net margins......................    13,156       12,463           3,019         4,550       33,188

                                                     FISCAL YEAR 1993
                                                      QUARTERS ENDED
                                    --------------------------------------------------
                                    AUGUST                                                  TOTAL
                                      31       NOVEMBER 30     FEBRUARY 28     MAY 31        YEAR
                                    -------    -----------     -----------     -------     --------
                                    (DOLLAR AMOUNTS IN THOUSANDS)
Operating income.................   $87,414      $84,684         $82,933       $81,356     $336,387
Operating margin.................    10,403       10,804           9,702         7,443       38,352
Nonoperating income..............     1,239          272           1,324           461        3,296
Extraordinary loss...............    (3,161)          --              --            --       (3,161)
Net margins......................     8,481       11,076          11,026         7,904       38,487

- - ---------------

NOTE: During fiscal year 1994, CFC made nine monthly provisions for loan and guarantee losses of $0.625 million and one special provisions of $10.0 million during the third quarter. During fiscal year 1993, CFC made regular monthly provisions for loan and guarantee losses of $1.25 million.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                                                                      PAGE
- - ------                                                                                      ----
  3.1     -- Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to
             Registration Statement No. 2-46018, filed October 12, 1972.
  3.2     -- Bylaws. Incorporated by reference to Exhibit 3.2 to CFC's annual report on Form
             10-K for the year ended May 31, 1988, filed July 27, 1988.
  3.3     -- Amendments to Bylaws as approved by CFC's Board of Directors and members on
             February 11, 1993, and a copy of the Bylaws as amended. Incorporated by reference to Exhibit 3.3 to CFC's annual report on Form 10-K for the year ended
             May 31, 1993, filed August 18, 1993.
  4.1     -- Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.3
             Registration Statement No. 2-46018 filed October 12, 1972.
  4.2     -- Revolving Credit Agreements dated May 28, 1993. Incorporated by reference to exhibit 4.6 to Form 10-K filed August 23, 1993.
  4.3     -- Indenture dated as of February 15, 1994, between the Registrant and First Bank
             National Association, trustee. Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by CFC on June 14, 1994.
  4.4     -- Amendments to Revolving Credit Agreement dated May 17, 1994.
          -- Registrant agrees to furnish to the Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.
             Management Contracts and Compensatory Plans and Arrangements.
 10.1     -- Plan Document for CFC deferred compensation program. Incorporated by reference to Exhibit 10 to Registration Statement No. 2-70355, filed December 23, 1980.
 10.2     -- Supplemental Benefit Agreement between CFC and Charles B. Gill dated January
             11, 1983, as amended. Incorporated by reference to Exhibit 10.2 to CFC's annual report on Form 10-K for the year ended May 31, 1983.
 10.3     -- Second Amendment to Supplemental Benefit Agreement between CFC and Charles B.
             Gill dated May 29, 1986. Incorporated by reference to Exhibit 10.3 to CFC's annual report on Form 10-K for the year ended May 31, 1986.
 10.4     -- Third Amendment to Supplemental Benefit Agreement between CFC and Charles B.
             Gill dated April 1, 1989. Incorporated by reference to Exhibit 10.4 to CFC's annual report on Form 10-K for the year ended May 31, 1989.
 10.5     -- Fourth Amendment to Supplemental Benefit Agreement between CFC and Charles B.
             Gill dated April 1, 1993. Incorporated by reference to Exhibit 10.5 to CFC's annual report on Form 10-K for the year ended May 31, 1993.
 10.6     -- Fifth Amendment to Supplemental Benefit Agreement between CFC and Charles B.
             Gill dated May 26, 1994.
   12     -- Computations of ratio of margins to fixed charges.
   23     -- Consent of Arthur Andersen & Co.