Form 10-Q
period 1994-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1994-10-17
CIK 70502

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended August 31, 1994

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

                                  (Dollar Amounts In Thousands)


                                           A S S E T S


                                           (Unaudited)
                                           August 31, 1994        May 31, 1994
Cash                                       $     21,607           $       22,168

Marketable Securities                            20,000                      _

Debt Service Investments                         40,439                   33,668

Loans To Members, net                         6,250,734                5,921,022

Receivables                                      90,528                   90,160

Fixed Assets, net                                38,489                   38,718

Debt Service Reserve Funds                      111,083                  107,095

Other Assets                                      8,043                   11,465

     Total Asset                           $  6,580,923             $  6,224,296





         The accompanying notes are an integral part of these combined financial statements.

          NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                          COMBINED BALANCE SHEETS

                       (Dollar Amounts In Thousands)


          L I A B I L I T I E S  A N D  M E M B E R S'  E Q U I T Y


                                           (Unaudited)
                                           August 31, 1994        May 31, 1994
Notes Payable, due within one year          $  1,877,690          $ 1,607,975

Accounts Payable                                  45,468               18,529

Accrued Interest Payable                          44,083               35,597

Long-Term Debt                                 3,102,208            3,042,068

Other Liabilities                                 33,242               36,301

Commitments, Guarantees and Contingencies
  (Notes 7, 9, 10 and 11)

Members' Subordinated Certificates:
  Membership subscription certificates           640,520              640,520
  Loan and guarantee certificates                595,953              582,338

    Total Members' Subordinated Certificates   1,236,473            1,222,858

Members' Equity                                  241,759              260,968

   Total Members' Subordinated Certificates
     and Members' Equity                       1,478,232            1,483,826

  Total Liabilities and Members' Equity      $ 6,580,923         $  6,224,296






            The accompanying notes are an integral part of these combined financial statements.


                                                                          (UNAUDITED)
                   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                    COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

                              (Dollar Amounts In Thousands)

                      For the Quarters Ended August 31, 1994 and 1993

                                                     1994          1993

Operating Income - Interest on loans to members   $     97,985     $   80,496
  Less--Cost of funds allocated                         78,487         63,448

     Gross operating margin                             19,498         17,048

Expenses:
  General, administrative and loan processing            3,683          3,916
  Provision for loan and guarantee losses (Note 4)       1,875          1,875

     Total expenses                                      5,558          5,791

     Operating margin                                   13,940         11,257

Nonoperating Income                                        511          1,899

Net Margins                                       $     14,451    $     13,156







            The accompanying notes are an integral part of these combined financial statements.




                                                                                     (UNAUDITED)
                         NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                             COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                                       (Dollar Amounts In Thousands)

                              For the Quarters Ended August 31, 1994 and 1993


                                                                                 Patronage Capital
                                                                                 Allocated

                                                          Educa-      Unal-      General
                                               Member-    tional     located     Reserve
                                      Total    ships       Fund      Margins      Fund    Other
Quarter Ended August 31, 1994
 Balance at May 31, 1994             $260,968  $ 1,339   $  325     $  2,289    $  495   $256,520
   Retirement of patronage capital    (33,701)      -        -            -       (177)   (33,524)
   Net Margins                         14,451       -        -        14,451        -         -

   Other                                   41       13       28           -         -         -

 Balance at August 31, 1994          $241,759  $ 1,352   $  353     $ 16,740    $  318   $222,996


Quarter Ended August 31, 1993
 Balance at May 31, 1993             $ 258,299 $ 1,247   $  312     $  2,289    $  488   $253,963
   Retirement of patronage capital     (27,984)     -        -            -       (295)   (27,689)
   Net Margins                          13,156      -        -        13,156        -          -
   Other                                   185      30        1           (1)       -         155
  Balance at August 31, 1993         $ 243,656 $  1,277  $  313     $ 15,444    $  193   $226,429





               The accompanying notes are an integral part of these combined financial statements.

                                                                                 (UNAUDITED)
                         NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                                     COMBINED STATEMENTS OF CASH FLOWS
                                       (Dollar Amounts In Thousands)
                              For the Quarters Ended August 31, 1994 and 1993

                                                                     1994               1993
Cash Flows From Operating Activities:
Accrual basis net margins                                         $  14,451         $  13,156
Add (deduct):
     Provision for loan and guarantee losses                          1,875             1,875
     Depreciation                                                       385               830
     Amortization of deferred income                                 (4,402)           (4,051)
Add (deduct) changes in accrual accounts:
     Receivables                                                       (251)            7,145
     Accounts payable                                                26,939            (1,140)
     Accrued interest payable                                         8,486              (849)
     Other                                                            5,958             4,506

     Net cash flows provided by operating activities                 53,441            21,472

Cash Flows From Investing Activities:
     Advances made on loans                                      (1,046,142)         (367,707)
     Principal collected on loans                                   714,555           270,584
     Investments in fixed assets                                       (156)            (119)

     Net cash flows used in investing activities                   (331,743)         (97,242)

Cash Flows From Financing Activities:
     Notes payable, net                                             269,715          233,351
     Debt service investments, net                                  (26,771)             238
     Proceeds from issuance of Long-Term Debt                        79,993           28,176
     Payments for retirement of Long-Term Debt                      (19,892)        (181,970)
     Proceeds from issuance of Members' Subordinated
       Certificates                                                  10,714            6,442
     Payments for retirement of Members' Subordinated
       Certificates                                                  (1,214)          (2,767)
     Payments for retirement of patronage capital                   (34,804)         (27,050)

     Net cash flows provided by financing activities                277,741           56,420

Net Cash Flows                                                         (561)         (19,350)
Beginning Cash and Cash Equivalents                                  22,168           55,450

Ending Cash and Cash Equivalents                                  $  21,607        $  36,100

Supplemental Disclosure of Cash Flow Information:
     Cash paid during quarter for interest                        $  70,524        $  64,563


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

CFC's 1,040 members as of August 31, 1994, included 899 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 71 service members and 70 associate members. The Utility Members included 833 distribution systems and 66 generation and transmission systems operating in 46 states and U.S. territories. At December 31, 1993, CFC's member systems served approximately 12.4 million consumers, representing service to an estimated 32.5 million ultimate users of electricity and owned approximately $62.6 billion (before depreciation of $17.9 billion) in total utility plant.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September 1987.
RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results have been combined with those of CFC in the accompanying financial statements. As of August 31, 1994, RTFC had 363 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the financing of loans guaranteed by the Rural Electrification Administration ("REA"). GFC's results have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the REA. GFC had five members other than CFC at August 31, 1994. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of August 31, 1994 and May 31, 1994, and the combined results of operations, cash flows and changes in members' equity for the quarters ended August 31, 1994 and 1993.

The Notes to Combined Financial Statements for the years ended May 31, 1994 and 1993 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 1994, filed on August 25, 1994). Certain items on the May 31, 1994 Combined Balance Sheets have been reclassified to conform with the August 31, 1994 presentation.

Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of August 31, 1994, CFC had committed to lend RTFC up to $1,800.0 million to fund loans to its members and their affiliates. RTFC had outstanding loans and unadvanced loan commitments totaling $1,141.4 million and $1,135.4 million as of August 31, 1994 and May 31, 1994, respectively. RTFC's net margins are allocated to RTFC's borrowers.
Summary financial information relating to RTFC is presented below:

                                                             At August 31,     At May 31,
                                                                 1994             1994

                                                              (Dollar Amounts In Thousands)
        Outstanding loans to members and
          their affiliates                                     $778,801                  $653,644
        Total assets                                            881,830                   743,761
        Notes payable to CFC                                    780,559                   653,644
        Total liabilities                                       792,532                   663,810
        Members' Equity and
          Subordinated Certificates                              89,298                    79,951


                                                             For the Quarters Ended August 31,
                                                                   1994                    1993

                                                              (Dollar Amounts In Thousands)
        Operating income                                          $10,678                  $7,011
        Net margins                                                   479                     397

As of August 31, 1994 and May 31, 1994, CFC had loans outstanding to GFC of $524.1 million to fund the purchase of REA guaranteed loans from CFC. Summary financial information relating to GFC included in the combined financial statements as of August 31, 1994 and May 31, 1994 and for the quarter ended August 31, 1994 and 1993 is presented below:

                                                             At August 31,           At May 31,
                                                                 1994                   1994

                                                                (Dollar Amounts In Thousands)
        Outstanding loans to members                            $524,081               $524,081
        Total assets                                             540,982                540,913
        Notes payable to CFC                                     531,302                531,302
        Total liabilities                                        540,240                539,521
        Members' Equity                                              742                  1,392

                                                                    For the Quarters ended

                                                                August 31,           August 31,
                                                                  1994                  1993

                                                                (Dollar Amounts In Thousands)
        Operating income                                         $ 6,843                 $2,817
        Net margins                                                  710                    292

Unless stated otherwise, references to CFC relate to CFC, RTFC and GFC on a combined basis.

2.      Debt Service Account

on February 15, 1994, CFC completed a new Collateral Trust Bond Indenture ("1994 Indenture") with First Bank National Association as trustee. This indenture does not require the maintenance of a debt service account. CFC's indenture with Chemical Bank as trustee, dated December 1, 1972, ("1972 Indenture"), does require the maintenance of a debt service account. All future Collateral Trust Bonds will be issued under the 1994 Indenture.

A provision of the 1972 Indenture requires monthly deposits into a debt service account held by the trustee, generally in amounts equal to one-twelfth of the total annual interest payments, annual sinking fund payments and the principal amount of bonds maturing within one year. These deposits may be invested in permitted investments, as defined in the indenture (generally bank certificates of deposit and prime rated commercial paper).

3.      Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of August 31, 1994 and May 31, 1994, mortgage notes representing approximately $710.9 million and $717.8 million, respectively, of outstanding long-term loans to members were pledged as collateral to secure CFC's Collateral Trust Bonds pledged under the 1972 Indenture and no amounts pledged under the 1994 Indenture. Both the 1972 Indenture and the 1994 Indenture for Collateral Trust Bonds require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral at least in the amount of the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement, CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding. At August 31, 1994 and May 31, 1994, CFC had Collateral Trust Bonds outstanding totaling $539.9 million all issued under the 1972 Indenture.

Subsequent to the end of the first quarter, CFC issued $150 million in variable rate Collateral Trust Bonds, Series 1994-A, due 1996. These bonds were issued under the 1994 Indenture. Along with this bond issue, CFC pledged $222.8 million of mortgage notes as collateral.

4.      Allowance for Loan and Guarantee Losses

CFC maintains an allowance for loan and guarantee losses at a level considered to be adequate in relation to the quality and size of its loans and guarantees outstanding. It is CFC's policy to review periodically its loans and guarantees and to make adjustments to the allowance as necessary.

The allowance is based on estimates, and accordingly, actual loan and guarantee losses may differ from the allowance amount. As of August 31, 1994 and May 31, 1994, such allowance was $190.1 million and $188.2 million, respectively.

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

6.      Credit Arrangements

As of August 31, 1994 and May 31, 1994, CFC had two revolving credit agreements totaling $2,900.0 million with 52 banks, including Morgan Guaranty Trust Company of New York as Administrative Agent and Arranger and the Bank of Nova Scotia as Managing Agent. These credit facilities were arranged principally to provide liquidity support for CFC's outstanding commercial paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed and agreed to purchase for the benefit of its members.

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

The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,334.4 million (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least
1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund REA guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated certificates and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreement also prohibits CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that, CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that were not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination date.
As of August 31, 1994 and May 31, 1994, CFC was in compliance with all covenants and conditions.

As of August 31, 1994 and May 31, 1994, there were no borrowings outstanding under the revolving credit agreements. At August 31, 1994 and May 31, 1994, CFC classified $2,030.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,030.0 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the three-year facility, subject to the conditions therein.

In addition to the revolving credit facilities at August 31, 1994 and May 31, 1994, CFC had $610.0 million in separately negotiated 364-day lines of credit, documented by a uniform line of credit agreement for which a commitment fee of .10 of 1% is paid. The line of credit agreement contains the same financial covenants as the revolving credit agreements and may be terminated upon 30 days notice by either party. After such notice the bank would not be obligated to lend.

7.      Unadvanced Loan Commitments

As of August 31, 1994 and May 31, 1994, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

                                           (Dollar Amounts In Thousands)

                                           August 31, 1994    May 31, 1994
        Long-term                           $1,298,723        $1,375,078
        Intermediate-term                      273,804           275,072
        Short-term                            3,071,072        2,992,023
        Telecommunications                      363,546          481,744
        Associate Member                         59,935           63,613
        Nonperforming                            10,000               -
        Restructured                             20,000           20,000
        Total unadvanced loan
          commitments                        $5,097,080       $5,207,530

Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. CFC may require additional information to assure itself that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as resented in the documents supplied to CFC. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for loan commitments are identical to those for advanced loans.


8.      Retirement of Patronage Capital

Patronage capital in the amount of $33.7 million was retired on August 31, 1994, representing one-sixth of the total allocations for fiscal years 1988, 1989 and 1990 and one-half of the allocation for fiscal year 1994. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's Board of Directors with due regard for CFC's financial condition.

9.      Guarantees

As of August 31, 1994 and May 31, 1994, CFC had guaranteed the following contractual obligations of its members:

                                                            (Dollar Amounts In Thousands)
                                                        August 31, 1994         May 31, 1994
        Long-term tax-exempt bonds (A)                     $1,488,231            $1,494,200
        Debt portions of leveraged lease
           transactions (B)                                   631,319                646,472
        Indemnifications of tax benefit
           transfers (C)                                      405,056                414,512
        Other guarantees (D)                                  100,801                100,643

       Total guarantees                                    $2,625,407             $2,655,827

(A)CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. Of the amounts shown, $1,211.0 million and $1,214.6 million as of August 31, 1994 and May 31, 1994, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

(B)CFC has unconditionally guaranteed the repayment of debt raised by National Cooperative Services Corporation ("NCSC") for leveraged lease transactions.

(C)CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease.

(D)At August 31, 1994 and May 31, 1994, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $34.8 million and $34.8 million, respectively.

10.      Interest Rate Exchange Agreements

As of August 31, 1994 and May 31, 1994, CFC had $130.0 million outstanding in interest rate exchange agreements. Under these agreements, CFC pays fixed rates of interest and receives interest based on floating rates, the net result of which is included in the cost of funds.

11.      Contingencies

(A)At August 31, 1994 and May 31, 1994, nonperforming loans in the amount of $43.2 million and $44.9 million, respectively, were on a nonaccrual basis with respect to interest income. At August 31, 1994 and May 31, 1994, the total amount of restructured debt was $179.5 million and $165.4 million, respectively. CFC elected to apply all principal and interest payments received against principal outstanding on restructured debt of $125.6 million and $111.5 million, respectively. At August 31, 1994 and May 31, 1994, CFC had committed to lend $10.0 million and $0.0 million to nonperforming borrowers, and $20.0 million and $20.0 million to restructured borrowers, respectively. At May 31, 1994 CFC reported a total of $53.0 million of unadvanced commitments to restructured borrowers, $33.0 million of which is on a super secured basis and has been reclassified in Note 7.

(B)On May 23, 1985, Wabash Valley Power Association, Inc. ("WVPA") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in connection with the canceled Marble Hill plant construction.

   On August 7, 1991, the Bankruptcy Court confirmed WVPA's reorganization plan pending approval of rates as contemplated in the plan. Depending on the final terms of a plan of reorganization, CFC could be obligated to pay REA a pro-rata amount (estimated at 78%) of the debt service payments plus interest made by WVPA on $25 million in tax-exempt bonds since the bankruptcy petition date.

   On June 22, 1994, the U.S. District Court affirmed (over REA's objection) the Wabash plan in reorganization. REA has filed a notice of appeal. Wabash plans to present for approval by the Bankruptcy Court a priority credit facility from CFC in the amount of $10.0 million. A hearing is scheduled for late October. REA is expected to object and appeal if Wabash prevails. Under the Wabash plan, CFC would realize an estimated total loss of approximately $12 million ($8.6 million of which has been written off to date), after the offset of subordinated capital term certificates (without taking into account interest since the petition date). CFC and REA have agreed to distribute all settlement proceeds from Wabash in compliance with provisions under the shared mortgage. Upon resolution of the bankruptcy there will be a final accounting of the cash flow subsequent to the petition date. At this time it is anticipated that this final accounting will result in CFC making a net payment to REA to true-up the cash distribution between REA and CFC.

   In May 1993, CFC advanced a $24.4 million variable interest rate secured loan to WVPA, which was used to effect an early redemption of the tax-exempt bonds guaranteed by CFC. As WVPA is operating under the Bankruptcy Court, CFC has placed this loan on a non-accrual basis with respect to interest income recognition. The loan is classified as nonperforming.
   As of August 31, 1994, $22.5 million was outstanding to WVPA.

   Based on WVPA's preliminary reorganization plan, management believes that CFC has adequately reserved for any potential loss.

(C)Deseret Generation & Transmission Co-operative ("Deseret") and its major creditors entered into an Agreement Restructuring Obligations ("ARO") document that restructured Deseret's debt obligation to REA, CFC and certain other creditors, including certain lease payments due on the Bonanza Power Plant. The ARO, which closed in January 1991 with an effective date of January 1, 1989, provides for the reduction of Deseret's debt service and rental obligations on the Bonanza Power Plant until 1996 when large sales of power are intended to commence.

   Under the ARO assumptions, CFC expects to fund Deseret's cash flow shortfalls until at least 1996 under its various guarantees of debt obligations. Deseret's ability to generate enough cash flow to service its current debt and rental payments as well as to begin repayment of the shortfall funded by CFC thereafter depends on whether it is able to make the large power sales on which the ARO is premised. Due to changes in power demands of Deseret's distribution system members and the resulting reduction in power available for sale at higher prices to nonmembers, as well as an inability so far, to complete the intended power sales, Deseret's cash flow projections have undergone revision since the closing of the ARO. As a result of these changes, Deseret is expected to be unable to satisfy its payment obligations under the ARO within the next two years. Under the ARO, CFC expected to fund Deseret's cash flow shortfalls totaling $117 million and expected a maximum exposure of $439 million in 1996. At August 31, 1994, CFC had funded $108.0 million of the shortfall. CFC's current exposure of $455.9 million is greater than the expected maximum from the ARO because it loaned Deseret funds for the early redemption, at a premium, of two high interest rate bond issues.

On April 25, 1994, Deseret announced that it had entered into an agreement with TriState G&T and PacifiCorp to study the possible acquisition of Deseret's assets. This agreement has now been changed to reflect that Deseret is now undertaking a request for proposal from any party for the purchase of power, assets or the entire Deseret System. These proposals are expected to be received in early 1995.

CFC has placed all loans to Deseret on a nonaccrual basis with respect to interest income recognition. CFC does not anticipate interest income recognition on the outstanding loans until Deseret's power sales produce cash flow sufficient to service all debts.

As part of a separate agreement, in conjunction with the ARO, CFC will be obligated to repay out of payments by Deseret $25.9 million (plus interest) received from a party to the Bonanza Lease transaction to cover shortfalls in the July 1989, January 1990 and July 1990 lease payments which were funded by that party. This amount will be repaid if the available annual cash flows were to exceed the debt repayment requirements as defined in the ARO (i.e., CFC is no longer required to fund a shortfall).

As of August 31, 1994, CFC had approximately $455.9 million in current credit exposure on behalf of Deseret consisting of $125.6 million in secured loans, and $330.3 million for guarantees by CFC of various direct and indirect obligations of Deseret. CFC's guarantees include $9.1 million in tax-benefit indemnifications and $30.6 million relating to mining equipment for a coal supplier of Deseret. The remainder of CFC's guarantee is for semiannual debt service payments on $290.6 million of bonds issued in a $655 million leveraged lease financing of a generating station in 1985. Under the ARO, CFC has also provided Deseret a $20.0 million five-year senior secured line of credit. At August 31, 1994, there was no balance outstanding under this line of credit.

CFC believes that given the underlying collateral value and the terms of the ARO, it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(D)As a consequence of high costs associated with its involvement with the Clinton Nuclear Station, Soyland Power Cooperative ("Soyland") charged costs for wholesale power which resulted in its member's retail rates being uncompetitive. This situation resulted in revenues which were inadequate to service its debt. Soyland, REA and CFC entered into a debt restructuring agreement, dated as of December 15, 1994, which restructured Soyland's indebtedness to REA. As part of this agreement, CFC agreed to extend additional credit to Soyland in the form of a $30 million revolving credit facility and a $30 million loan for capital additions. The revolving credit loan and the capital additions loan have priority in payment over the existing REA loans and the prior CFC loan. During the past year, CFC provided Soyland $30 million in senior secured lines of credit to help alleviate the shortfalls.

At August 31, 1994, CFC had $49.4 million in outstanding long-term loans to Soyland which were secured equally and ratably with the REA on all assets and future revenues of Soyland. In addition, CFC had $8.4 million in senior secured lines of credit outstanding to Soyland. These lines of credit are to be paid before all other secured debt. CFC also had $384.6 million in loans to Soyland which are guaranteed by the U.S. Government
(REA). Subsequent to quarter end, Soyland fixed the rate on $93.7 million through the sale of trust certificates to private investors, thereby reducing these CFC loans from $384.6 to $290.9 million.

CFC believes that, given the underlying collateral value of its secured loans to Soyland, it has adequately reserved for any potential loss on its loans.

(E)Vermont Electric Generating & Transmission Cooperative, ("VEG&T"), and Vermont Electric, ("VEC"), have both borrowed from REA and CFC. Some of the REA financing to VEG&T was used to purchase a share of the Seabrook Nuclear Station. While this interest in Seabrook has been sold, the proceeds from the sale were not sufficient to repay the related REA debt. VEC and VEG&T have been unable to raise rates, which has caused their cash flows to be insufficient to service the REA and CFC debt. VEG&T and VEC stopped making full payments to both parties in 1986. Since that time the parties have not been able to obtain regulatory approval of a restructuring. On October 5, 1994, the Vermont Public Service Board, ("PSB"), ordered VEC, VEG&T, REA and the Vermont Public Service Department, ("PSD"), to submit a letter recommending what action the PSB should take, by October 17, 1994.

   At August 31, 1994, VEC owed principal in the amount of $15.0 million to REA and $1.9 million to CFC, all of which is secured. At August 31, 1994, VEG&T owed principal in the amount of $48.3 million of secured debt to REA and $5.0 million of unsecured debt to CFC. VEC has guaranteed the VEG&T unsecured obligation to CFC and CFC has secured a judgement for the VEG&T obligations to CFC against VEC.

   CFC has placed all loans to VEC and VEG&T on a nonaccrual basis with respect to interest income recognition.

   CFC believes that it has adequately reserved for any potential loss on its loans to VEC and VEG&T.

12.      Loans Guaranteed by REA

At August 31, 1994, CFC held $533.5 million in Trust Certificates related to the refinancings of Federal Financing Bank loans. These Trust
Certificates
are supported by payments from certain CFC Power Supply members whos e payments are guaranteed by REA. Subsequent to quarter end, Soyland fixed the rate on $93.7 million through the sale of trust certificates to private investors. This sale reduces the balance of variable rate trust certificates held by CFC from $533.5 million to $439.8 million.

Part I. Item 2.


                      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations

Changes in Financial Condition

During the quarter ended August 31, 1994, CFC's total assets increased by $356.6 million or 5.7% to $6,580.9 million from $6,224.3 million at May 31, 1994 primarily due to increases of $329.7 million in net loans outstanding and $19.4 million in cash and marketable securities. Changes to the loan portfolio included long-term loan activity of $453.5 million in advances, $180.9 million in principal repayments and $40.9 million in net loan conversions from the variable rate to a fixed rate. Additionally, there was $506.4 million in line of credit renewals which resulted in the rollover of existing principal balances during the quarter.

Net loans to members represented 95% of total assets at August 31 and May
31. Long-term loans represented 84% of gross loans at both August 31 and May 31, 1994. Fixed rate loans represented 36% of gross loans at August 31 and 34% at May 31 and the remaining loans carry a variable rate that may be adjusted monthly or semi-monthly. At August 31, only $476.6 million or 7.4% of gross loans were unsecured, compared to $420.6 million or 6.9% at May 31. All other loans were secured pro-rata with other lenders (primarily REA), by all assets and future revenues of the borrower.

At August 31, CFC had provided $2,625.4 million in guarantees, a decrease of $30.4 million from the $2,655.8 million at May 31. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for plant and equipment. All guarantees are secured on a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets. The decrease in guarantees during the first quarter was due to scheduled payments and a $5.0 million leverage lease replaced by a CFC long-term loan. Subsequent to quarter end, CFC guaranteed an additional $31.2 million in tax-exempt solid waste disposal revenue bonds.

Also at August 31, CFC had committed to lend $5,097.1 million, a decrease of $110.4 million from the $5,207.5 million committed at May 31. Most unadvanced loan commitments contain a material adverse change clause. As many of these commitments are provided for operational back-up liquidity, CFC does not anticipate funding the majority of the commitments outstanding.

During the quarter ended August 31, CFC's total liabilities and members' equity increased by $356.6 million or 5.7% to $6,580.9 million from $6,224.3 million at May 31. The increase was primarily due to an increase of $269.7 million in notes payable, $60.1 million in long-term debt and $27.1 million in accounts payable partially offset by a decrease of $5.6 million in members' subordinated certificates and equity. Subsequent to quarter end, CFC issued $150 million in floating rate Collateral Trust Bonds, Series 1994-A, due 1996. The bonds are not redeemable prior to maturity.

The increase to notes payable and long-term debt was required to fund the increase in loans outstanding. The increase in accounts payable was due to the $33.7 million retirement of patronage capital. The $5.6 million decrease to members' subordinated certificates and equity was due to the $33.7 million retirement of patronage capital, paid to members in August partially offset by net margins of $14.5 million and the issuance of $13.6 million in new subordinated certificates.

The allowance for loan and guarantee losses increased by $1.9 million to $190.1 million at August 31, from $188.2 million at May 31. At August 31, the loan and guarantee loss allowance represented 2.95% of gross loans, 2.10% of gross loans and guarantees, 117.15% of nonperforming and restructured loans, and 440.1% of nonperforming loans. The allowance is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions.
As of August 31, management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

As of September 30, 1994, CFC had financed prepayments to REA for 10 members in the amount of $122.8 million. Applications for an additional $128.7 million in REA prepayments for another seven members have also been received. This activity indicates a positive trend related to CFC's efforts toward winning REA note buyout business.


Changes in the Results of Operations

CFC's net margins are subject to change as interest rates change.
Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the quarter ended August 31, 1994, CFC achieved a Times Interest Earned Ratio
(TIER) of 1.18. This was a decrease from the 1.21 TIER for the quarter ended August 31, 1993. Management has established a 1.10 TIER as its minimum operating level.

Operating income for the quarter ended August 31, 1994, was $98.0 million, an increase of $17.5 million from the prior year. The increase in operating income was due to a positive rate variance of $13.2 million and a positive volume variance of $4.3 million. At August 31, 1994 average loans outstanding were $6,207.9 million and the average yield on loans outstanding was 6.26%, compared to average loans outstanding of $5,332.7 million and an average yield of 5.99% at August 31, 1993.

CFC's cost of funds for the quarter ended August 31, 1994, totaled $78.5 million, an increase of $15.1 million from the prior year. The increase was due to a positive rate variance of $10.4 million and a positive volume variance of $4.7 million. The average cost of funds, at August 31, 1994, was 5.02%, an increase of 30 basis points compared to the average rate of 4.72% at August 31, 1993. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other instruments offset by income from the overnight investments of excess cash and the interest earnings on debt service investments.

At August 31, 1994, general and administrative expenses of $3.7 million represented 24 basis points of average loan volume, a decrease from August 31, 1993 expenses of $3.9 million and 29 basis points.

The provision for loan and guarantee losses at August 31, 1994, totaled $1.9 million or 12 basis points, compared to the prior year total of $1.9 million or 14 basis points. CFC has maintained a provision for loan and guarantee loss allowance in line with management's assessment of the size and quality of the loan portfolio.

Overall CFC's net margins for the quarter ended August 31, 1994, totaled $14.5 million, an increase of $1.3 million over the prior year. Net margins for the quarter ended August 31, 1993, totaled $13.2 million.


Liquidity and Capital Resources

CFC is subject to liquidity risk to the extent cash repayments on its assets or other sources of funds are insufficient to cover the cash requirements on maturingliabilities. For the most part, CFC funds its long-term loans with much shorter term maturity debt instruments. As a result, CFC has to manage its liquidity risk by ensuring that other sources of funding are available to make debt maturity payments. CFC accomplishes this in four ways. First, CFC maintains revolving credit agreements which (subject to certain conditions) allows CFC to borrow funds on terms of up to three years. Second, CFC has maintained investment grade ratings, facilitating access to the capital markets. Third, CFC maintains shelf registrations for both its Collateral Trust Bonds and its Medium-Term Notes, either of which (absent market disruptions and assuming CFC remains credit worthy) could be issued at fixed or variable rates in sufficient amounts to fund the next 18 to 24 months funding requirements. Fourth, CFC obtains much of its funding directly from its members and believes this funding is more stable than funding obtained from outside sources.

At August 31, 1994, CFC had $3,510 million in available credit, $2,030 million ofwhich was available for up to three years and $870 million available for up to 364 days. As of August 31, CFC was in compliance with all covenants and conditions to borrowing. In addition, CFC had $610 million in short-term bank lines of credit available at August 31, 1994.

As of August 31, 1994, CFC had shelf registrations for Collateral Trust Bonds and Medium-Term Notes of $300 million and $247.5 million, respectively. Due to the issuance of $150 million in Series 1994-A Bonds subsequent to quarter end the amount available on the shelf registration for Collateral Trust Bonds has been reduced to $150 million.

Member invested funds,including the loan loss reserve, at August 31, 1994 and May 31, 1994, were $3,006.4 million and $2,905.6 million or 45.2% and 46.0% of CFC's total capitalization, respectively (long- and short-term debt outstanding, members'certificates and equity and the loan loss reserve).

CFC's leverage ratio was 4.87 at August 31, 1994, a slight increase over the
4.63 reported at May 31, 1994. The increase was partly due to the retirement of patronage capital to members in August, which resulted in a reduction to members' equity at August 31, 1994, compared to May 31, 1994. Additionally, the increase was due to a $269.7 million increase in notes payable primarily from Bank Bid Notes for August 31, 1994 compared with May 31, 1994.

CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of gross assets (total assets plus the loan and guarantee loss allowance netted against gross loans on the balance sheet). CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the next year. At August 31, 1994, CFC had $218 million in fixed rate assets amortizing or repricing and $89 million in fixed rate liabilities maturing during the remainder of fiscal year 1995. The difference, $129 million, represents the amount of CFC's assets that are not considered match-funded as to rate. CFC's difference of $129 million at August 31, 1994 represents 1.96% of gross assets.

Part II



Item 1, Legal Proceedings.
                        None.

Item 2, Changes in Securities.
                        None.

Item 3, Defaults upon Senior Securities.
                        None.

Item 4, Submission of Matters to a Vote of Security Holders.
                        None.

Item 5, Other Information.
               None.

Item 6,

         A.  Exhibits

             Exhibit 27 - Financing Data Schedules.

             Exhibit 99 - Update to REA Information filed with May 31, 1994 Form 10-K.

         B.  Reports on Form 8-K.

             June 14, 1994 - In connection with an amendment to the February 15, 1994
             Collateral Trust Bond Indenture.

             September 16, 1994 - In connection with the issuance of $150 million in
             Collateral Trust Bonds.

                                              Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NATIONAL RURAL UTILITIES
                                    COOPERATIVE FINANCE CORPORATION






                                           /s/  Steve L. Lilly

                                           Chief Financial Officer


October 17, 1994



                    /s/  Angelo M. Salera

                                           Controller (Principal Accounting
Officer)


October 17, 1994

                                          EXHIBIT INDEX


           Exhibit                                                    Page
             Number                           Description             Number

             27                       Financing Data Schedules          24

             99                       Update to REA information filed   26
                                      with the May 31, 1994 Form 10K

                                           EXHIBIT 27