Form 10-Q
period 1994-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1995-01-13
CIK 70502

                                  FORM 10-Q



                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended November 30, 1994

                                     OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period From          To

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


    Registrant's telephone number, including the area code (703) 709-6700





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES X NO



          NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                           COMBINED BALANCE SHEETS

                        (Dollar Amounts In Thousands)


                                 A S S E T S


                                      (Unaudited)
                                   November 30, 1994     May 31, 1994
Cash                                  $    24,396        $    22,168

Marketable Securities                      10,000               -

Debt Service Investments                   35,682             33,668

Loans To Members, net                   6,305,257          5,921,022

Receivables                                89,278             90,160

Fixed Assets, net                          38,152             38,718

Debt Service Reserve Funds                113,797            107,095

Other Assets                                8,123             11,465

        Total Assets                  $ 6,624,685        $ 6,224,296




The accompanying notes are an integral part of these combined financial statements.




          NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                           COMBINED BALANCE SHEETS

                        (Dollar Amounts In Thousands)

        L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


                                     (Unaudited)
                                   November 30, 1994      May 31, 1994

Notes Payable, due within one year    $  1,758,666       $  1,607,975

Accounts Payable                            16,116             18,529

Accrued Interest Payable                    39,789             35,597

Long-Term Debt                           3,279,655          3,042,068

Other Liabilities                           29,503             36,301

Commitments, Guarantees and
   Contingencies (Notes 7, 9, 10 and 11)

Members' Subordinated Certificates:
   Membership subscription
      certificates                         637,685            640,520
   Loan & guarantee certificates           606,491            582,338

      Total Members' Subordinated
         Certificates                    1,244,176          1,222,858

Members' Equity                            256,780            260,968

    Total Members' Subordinated Certi-
      ficates & Members' Equity          1,500,956          1,483,826

Total Liabilities and Members'
   Equity                             $  6,624,685       $  6,224,296




The accompanying notes are an integral part of these combined financial statements.



                                                               UNAUDITED
            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
            COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

                         (Dollar Amounts in Thousands)

        For the Quarters and Six Months Ended November 30, 1994 and 1993



                                 Quarters Ended       Six Months Ended
                                  November 30,          November 30,
                                  1994     1993        1994      1993
Operating Income-Interest on
   loans to members             $104,513 $ 82,110    $202,498 $162,606
Less-cost of funds allocated      84,941   64,131     163,428  127,579

        Gross operating margin    19,572   17,979      39,070   35,027

Expenses:
  General, administrative and
     loan processing               4,260    4,154       7,943    8,070
  Provision for loan and
     guarantee losses              1,875    1,875       3,750    3,750

        Total expenses             6,135    6,029      11,693   11,820

        Operating margin          13,437   11,950      27,377   23,207

Nonoperating Income                1,071      513       1,582    2,412

Net Margins                     $ 14,508 $ 12,463    $ 28,959 $ 25,619




The accompanying notes are an integral part of these combined financial statements.


                                                                                       (UNAUDITED)



                        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                            COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                                      (Dollar Amounts in Thousands)

                            For the Quarters Ended November 30, 1994 and 1993


                                                                            Patronage Capital
                                                                                       Allocated
                                                           Educa-     Unal-       General
                                              Member-      tional     located     Reserve
                                   Total       ships        Fund      Margins      Fund       Other
Quarter Ended November 30, 1994
  Balance at August 31, 1994      $241,759    $  1,352    $    353    $ 16,740    $    318    $222,996
     Retirement of patronage
       capital                           -           -           -           -           -           -
     Net Margins                    14,508           -           -      14,508           -           -
     Other                             513          14           -           -           -         499
  Balance at November 30, 1994    $256,780    $  1,366    $    353    $ 31,248    $    318    $223,495


Quarter Ended November 30, 1993
  Balance at August 31, 1993      $243,656    $  1,277    $    313    $ 15,444    $    193    $226,429
     Retirement of patronage
       capital                           -           -           -           -           -           -
       Net Margins                  12,463           -           -      12,463           -           -
       Other                          (783)         23          32           -           -        (838)
  Balance at November 30, 1993    $255,336    $  1,300    $    345    $ 27,907    $    193    $225,591



           The accompanying notes are an integral part of these combined financial statements.

                                                                                                   (UNAUDITED)



                        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                            COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                                      (Dollar Amounts in Thousands)

                           For the Six Months Ended November 30, 1994 and 1993


                                                                                   Patronage  Capital
                                                                                       Allocated
                                                           Educa-     Unal-       General
                                              Member-      tional     located     Reserve
                                   Total       ships        Fund      Margins      Fund       Other
Six Months Ended November 30, 1994
  Balance at May 31, 1994         $260,968    $  1,339    $    325    $  2,289    $    495    $256,520
     Retirement of patronage
       capital                     (33,701)          -           -           -        (177)    (33,524)
     Net Margins                    28,959           -           -      28,959           -           -
     Other                             554          27          28           -           -         499
  Balance at November 30, 1994    $256,780    $  1,366    $    353    $ 31,248    $    318    $223,495



Six Months Ended November 30, 1993
  Balance at May 31, 1993         $258,299    $  1,247    $    312    $  2,289    $     488    $253,963
     Retirement of patronage
       capital                     (27,984)          -           -           -         (295)    (27,689)
     Net Margins                    25,619           -           -      25,619            -           -
     Other                            (598)         53          33          (1)           -        (683)
  Balance at November 30, 1993    $255,336    $  1,300    $    345    $ 27,907    $     193    $225,591


           The accompanying notes are an integral part of these combined financial statements.

                                                                   (UNAUDITED)
            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                       COMBINED STATEMENTS OF CASH FLOWS

                         (Dollar Amounts In Thousands)

              For the Six Months Ended November 30, 1994 and 1993

                                                         1994          1993
Cash Flows From Operating Activities:
Accrual basis net margins                            $  28,959    $ 25,619
Add (deduct):
     Provision for loan and guarantee losses             3,750       3,750
     Depreciation                                          768         785
     Amortization of deferred income                    (9,231)     (9,285)
     Amortization of bond issuance costs                   644       1,016
Add (deduct) changes in accrual accounts:
     Receivables                                        (3,185)       (269)
     Accounts payable                                   (2,413)       (259)
     Accrued interest payable                            4,192      (6,808)
     Deferred Income                                     1,575      10,769
     Other                                               5,226         264

     Net cash flows provided by operating
        activities                                      30,285      25,582

Cash Flows From Investing Activities:
     Advances made on loans                         (1,815,312)   (932,967)
     Principal collected on loans                    1,427,327     630,413
     Investments in fixed assets                          (202)       (143)

     Net cash flows used in investing activities      (388,187)   (302,697)

Cash Flows From Financing Activities:
     Notes payable, net                                150,691     431,695
     Debt service and arbitrage investments, net       (12,014)    (16,992)
     Proceeds from issuance of Long-Term Debt          271,762      50,934
     Payments for retirement of Long-Term Debt         (34,254)   (204,195)
     Proceeds from issuance of Members' Subordinated
        Certificates                                    21,956      13,612
     Payments for retirement of Members' Subordinated
        Certificates                                    (3,207)     (4,622)
     Payments for retirement of patronage capital      (34,804)    (27,050)

     Net cash flows provided by financing activities   360,130     243,382

Net Cash Flows                                           2,228     (33,733)
Beginning Cash and Cash Equivalents                     22,168      55,450

Ending Cash and Cash Equivalents                     $  24,396   $  21,717

Supplemental Disclosure of Cash Flow Information:
     Cash paid during six months for interest Exp.   $ 160,332   $ 134,982

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

     CFC's 1,040 members as of November 30, 1994, included 898 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 71 service members and 71 associate members. The Utility Members included 832 distribution systems and 66 generation and transmission systems operating in 46 states and U.S. territories. At December 31, 1993, CFC's member systems served approximately 12.4 million consumers, representing service to an estimated 32.5 million ultimate users of electricity and owned approximately $62.6 billion (before depreciation of $17.9 billion) in total utility plant.

     On December 5, 1994, the CFC Board of Directors announced their selection of Mr. Sheldon C. Petersen, effective March 1, 1995, as CFC's third Governor and Chief Executive Officer since its incorporation in 1969, to replace the retiring Mr. Charles B. Gill. Petersen, formerly the Assistant to the Governor, is an 18-year veteran of the rural electric industry.

     Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September, 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of November 30, 1994, RTFC had 378 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

     Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the financing of loans guaranteed by the Rural

     Utilities Service ("RUS", formerly known as the Rural Electrification Administration, or "REA"). GFC's results of operations and financial condition have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had four members other than CFC at November 30, 1994. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

     In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of November 30, 1994 and May 31, 1994, and the combined results of operations, cash flows and changes in members' equity for the six months ended November 30, 1994 and 1993.

     The Notes to Combined Financial Statements for the years ended May 31, 1994 and 1993 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 1994, filed on August 25, 1994). Certain items on the May 31, 1994 Combined Balance Sheets have been reclassified to conform with the November 30, 1994 presentation.

     Principles of Combination

     The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of November 30, 1994, CFC had committed to lend RTFC up to $1,800.0 million to fund loans to its members and their affiliates. RTFC had outstanding loans and unadvanced loan commitments totaling $1,159.4 million and $1,135.4 million as of November 30, 1994 and May 31, 1994, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

                                 At November 30,        At May 31,
                                      1994                 1994
                                  (Dollar Amounts In Thousands)
    Outstanding loans to members
      and their affiliates          $869,190            $653,644
    Total assets                     976,850             743,761
    Notes payable to CFC             869,190             653,644
    Total liabilities                881,671             663,810
    Members' Equity and
       Subordinated Certificates      95,179              79,951

                                For the Six Months Ended November 30,
                                      1994                1993
                                    (Dollar Amounts In Thousands)
     Operating income                $23,839             $13,983
     Net margins                         993                 898

   Summary financial information relating to GFC is presented below:


                                  At November 30,    At May 31,
                                       1994             1994
                                    (Dollar Amounts In Thousands)
     Outstanding loans to members    $424,765          $524,081
     Total assets                     442,274           540,913
     Notes payable to CFC             430,975           531,302
     Total liabilities                441,216           539,521
     Members' Equity                    1,058             1,392

                              For the Six Months Ended November 30,
                                       1994             1993
                                   (Dollar Amounts In Thousands)
     Operating income                 $11,498            $5,625
     Net margins                          832               734

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

  3. Loans Pledged as Collateral to Secure Collateral Trust Bonds

     As of November 30, 1994 and May 31, 1994, mortgage notes representing approximately $717.8 million, related to outstanding long-term loans to members, were pledged as collateral to secure Collateral Trust Bonds issued under the 1972 Indenture. Additionally, as of November 30, 1994 and May 31, 1994, mortgage notes representing approximately $221.7 million and $0 million respectively, related to outstanding long-term loans to members were pledged as collateral to secure Collateral Trust Bonds issued under the 1994 Indenture. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement (See Note 6), CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding.

     Collateral Trust Bonds outstanding under the 1972 Indenture at November 30, 1994 and May 31, 1994 were $539.0 million and $539.9 million, respectively. Collateral Trust Bonds outstanding under the 1994 Indenture at November 30, 1994 and May 31, 1994 were $150.0 million and $0 million, respectively.

  4. Allowance for Loan and Guarantee Losses

     CFC maintains an allowance for loan and guarantee losses at a level considered to be adequate in relation to the quality and size of its loan and guarantee portfolio. It is CFC's policy to periodically review its loans and guarantees and to make adjustments to the allowance as necessary.

     The allowance is based on estimates, and accordingly, actual loan and guarantee losses may differ from the allowance amount. As of November 30, 1994 and May 31, 1994, such allowance was
     $191.9 million and $188.2 million, respectively.

  5. Members' Subordinated Certificates

     Members' Subordinated Certificates are subordinated obligations purchased by members as a condition of membership and in connection with CFC's extension of long-term loans and guarantees to them. Those issued as a condition of membership (Subscription Capital Term Certificates) generally mature 100 years from issuance date and bear interest at 5% per annum. The other certificates either mature 46 to 50 years from issuance or amortize proportionately based on the principal balance of the credit extended, and either are non-interest-bearing or bear interest at varying rates.

     The proceeds from certain non-interest-bearing subordinated certificates issued in connection with CFC's guarantees of tax-exempt bonds are pledged by CFC to the debt service reserve fund established in connection with the bond issue, and any earnings from the investment of the fund inure solely to the benefit of the member.

  6. Credit Arrangements

     As of November 30, 1994 and May 31, 1994, CFC had two revolving credit agreements totaling $2,900.0 million with 52 banks, including Morgan Guaranty Trust Company of New York as Administrative Agent and Arranger and the Bank of Nova Scotia as Managing Agent. These credit facilities were arranged principally to provide liquidity support for CFC's outstanding commercial paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed and agreed to purchase for the benefit of its members.

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

     The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,334.4 million (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated certificates and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreement also prohibits CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that, CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that were not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination date. As of November 30, 1994 and May 31, 1994, CFC was in compliance with all covenants and conditions. There were no borrowings outstanding under the revolving credit agreements.

     At November 30, 1994 and May 31, 1994, CFC classified $2,030.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,030.0 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the three-year facility, subject to the conditions therein.

   In addition to the revolving credit facilities at November 30, 1994 and May 31, 1994, CFC had $645.0 million and $610.0 million, respectively, in separately negotiated 364-day lines of credit, documented by a uniform line of credit agreement for which a commitment fee of .10 of 1% is paid. The line of credit agreement contains the same financial covenants as the revolving credit agreements and may be terminated upon 30 days notice by either party. After such notice the bank would not be obligated to lend.

  7. Unadvanced Loan Commitments

     As of November 30, 1994 and May 31, 1994, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

                              (Dollar Amounts In Thousands)

                             November 30, 1994      May 31, 1994
   Long-term                     $1,396,736          $1,375,078
   Intermediate-term                262,950             275,072
   Short-term                     3,161,085           2,992,023
   Telecommunications               289,779             481,744
   Associate Member                  66,120              63,613
   Nonperforming (See Note 11(b))    10,000                -

   Restructured (See Note 11(c))     20,000              20,000
   Total unadvanced loan
     commitments                 $5,206,670          $5,207,530

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

  9. Guarantees

   As of November 30, 1994 and May 31, 1994, CFC had guaranteed the following contractual obligations of its members:

                                   (Dollar Amounts In Thousands)

                                   November 30, 1994  May 31, 1994
   Long-term tax-exempt bonds (A)      $1,509,385      $1,494,200
   Debt portions of leveraged lease
          transactions (B)                631,299         646,472
   Indemnifications of tax benefit
      transfers (C)                       401,557         414,512
   Other guarantees (D)                   111,000         100,643

         Total guarantees              $2,653,241      $2,655,827

   (A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $1,205.9 million and $1,214.6 million as of November 30, 1994 and May 31, 1994, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

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

   (D) At November 30, 1994 and May 31, 1994, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $34.8 million and $34.8 million, respectively.

10. Interest Rate Exchange Agreements

   CFC enters into interest swaps to manage its interest rate risk. As of November 30, 1994 and May 31, 1994, CFC had $280.0 million and $130 million, respectively, outstanding in interest rate exchange agreements. According to agreements related to $130 million, CFC pays a fixed rate of interest and receives interest based on a variable rate. According to agreements related to $150 million, CFC pays a variable rate of interest and receives interest based on a variable rate. CFC contracted the $150 million interest rate exchange agreement in conjunction with the issuance of $150 million in variable rate Collateral Trust Bonds, Series 1994-A, due September 15, 1996. The net cost of the interest rate exchange agreements to CFC is included in the cost of funds.

   CFC is exposed on these interest rate swap agreements to interest rate risk if the counterparty to the interest rate swap agreement does not perform to the agreement's terms. CFC does have a policy intended to limit counterparty credit risk by maintaining swap agreements only with financial institutions with at least a AA long-term credit rating.

11.    Contingencies

   (A) At November 30, 1994 and May 31, 1994, nonperforming loans in the amount of $42.3 million and $44.9 million, respectively, were on a nonaccrual basis with respect to interest income. At November 30, 1994 and May 31, 1994, the total amount of restructured debt was $172.9 million and $165.4 million, respectively. CFC elected to apply all principal and interest payments received against principal outstanding on restructured debt of $119.0 million and $111.5 million, respectively. At November 30, 1994 and May 31, 1994, CFC had committed to lend $10.0 million and $0.0 million to nonperforming borrowers, and $20.0 million and $20.0 million to restructured borrowers, respectively. At May 31, 1994 CFC reported a total of $53.0 million of unadvanced commitments to restructured borrowers, $33.0 million of which is on a super secured basis and has been reclassified as long-term in
       Note 7.

   (B) On May 23, 1985, Wabash Valley Power Association, Inc. ("WVPA") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in connection with the canceled Marble Hill plant construction. On August 7, 1991, the Bankruptcy Court confirmed WVPA's reorganization plan pending approval of rates as contemplated in the plan.

       In May 1993, CFC advanced $24.4 million in variable interest rate secured loans to WVPA, which was used to effect an early redemption of the tax-exempt bonds guaranteed by CFC. As WVPA is operating under the Bankruptcy Court, CFC has placed the loans on a non-accrual basis with respect to interest income recognition. The loans are classified as nonperforming. As of November 30, 1994, $22.0 million was outstanding to WVPA.

       On June 22, 1994, the U.S. District Court affirmed (over RUS's objection) the Wabash plan in reorganization. RUS has filed a notice of appeal. Wabash presented for approval by the Bankruptcy Court a priority credit facility in the amount of $10.0 million. The Court approved Wabash obtaining credit at a lower amount than $10 million, CFC has determined that it would provide such a financing with a priority lien. A hearing is expected during the next few months. Under the Wabash plan, CFC would realize an estimated total loss of approximately $12 million ($8.6 million of which has been written off to date), after the offset of subordinated capital term certificates (without taking into account interest since the petition date). CFC and RUS have agreed to distribute all settlement proceeds from Wabash in compliance with provisions under the shared mortgage. Upon resolution of the bankruptcy there will be a final accounting of the cash flow subsequent to the petition date. At this time it is anticipated that this final accounting will result in CFC making a net payment to RUS to true-up the cash distribution between RUS and CFC.

       Based on WVPA's preliminary reorganization plan, management believes that CFC has adequately reserved for any potential loss.

   (C) Deseret Generation & Transmission Co-operative ("Deseret") and its major creditors entered into an Agreement Restructuring Obligations ("ARO") document that restructured Deseret's debt obligation to RUS, CFC and certain other creditors, including certain lease payments due on the Bonanza Power Plant. The ARO, which closed in January 1991 with an effective date of January 1, 1989, provides for the reduction of Deseret's debt service and rental obligations on the Bonanza Power Plant until 1996 when large sales of power are intended to commence.

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

       Under the ARO, CFC expected to fund Deseret's cash flow shortfalls totaling $117 million and expected a maximum exposure of $439 million in 1996. At November 30, 1994, CFC had funded $101.4 million of the shortfall. CFC's current exposure of $449.3 million is greater than the expected maximum from the ARO because it loaned Deseret funds for the early redemption, at a premium, of two high interest rate bond issues.

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

       As of November 30, 1994, CFC had approximately $449.3 million in current credit exposure on behalf of Deseret consisting of $119.1 million in secured loans, and $330.2 million for guarantees by CFC of various direct and indirect obligations of Deseret. CFC's guarantees include $9.0 million in tax-benefit indemnifications and $30.6 million relating to mining equipment for a coal supplier of Deseret. The remainder of CFC's guarantee is for semiannual debt service payments on $290.6 million of bonds issued in a $655 million leveraged lease financing of a generating station in 1985. Under the ARO, CFC has also provided Deseret a $20.0 million five-year senior secured line of credit. At November 30, 1994, there was no balance outstanding under this line of credit.

       During the calendar year 1994 Deseret made monthly cash payments to CFC which equaled the amount due under the ARO.

       CFC believes that given the underlying collateral value and the terms of the ARO, it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

   (D) As a consequence of high costs associated with its
       involvement with the Clinton Nuclear Station, Soyland Power Cooperative ("Soyland") charged costs for wholesale power which resulted in its member's retail rates being
       uncompetitive.     As a result, despite these high rates
       Soyland was unable to realize revenues sufficient to meet all of their requirements. Soyland, RUS and CFC entered into a debt restructuring agreement, dated as of December 15, 1994, which restructured Soyland's indebtedness to RUS. As part of this agreement, CFC agreed to extend additional credit to Soyland in the form of a $30 million revolving credit facility and a $30 million loan for capital additions. The revolving credit loan and the capital additions loan have priority in payment over the existing RUS loans and the prior CFC loan.

       At November 30, 1994, CFC had $49.4 million in outstanding long-term loans to Soyland which were secured equally and ratably with the RUS on all assets and future revenues of Soyland. In addition, CFC had $4.9 million in senior secured lines of credit outstanding to Soyland. These lines of credit are to be paid before all other secured debt. CFC also had $286.0 million in loans to Soyland which are guaranteed by the U.S. Government (RUS). During the second quarter, Soyland fixed the rate on $93.7 million through the sale of trust certificates to private investors, thereby reducing the balance of variable rate trust certificates held by CFC by $93.7 million.

       CFC believes that, given the underlying collateral value of its secured loans to Soyland, it has adequately reserved for any potential loss on its loans.

   (E) Vermont Electric Generating & Transmission Cooperative, ("VEG&T"), and Vermont Electric Cooperative, ("VEC"), have both borrowed from RUS and CFC. Some of the RUS financing to VEG&T was used to purchase a share of the Seabrook Nuclear Station. While this interest in Seabrook has been sold, the proceeds from the sale were not sufficient to repay the related RUS debt. VEC and VEG&T have been unable to raise rates, which has caused their cash flows to be insufficient to service the RUS and CFC debt. VEG&T and VEC stopped making full payments to both parties in 1986. Since that time the parties have not been able to obtain regulatory
       approval of a restructuring.   A debt restructure plan and a
       rate increase for the cooperatives is before the Vermont Public Service Board ("PSB"). On December 30, 1994, the PSB ordered VEC to file the completed debt restructure agreement with the PSB by January 13, 1995 and the completed contract for power supply arrangements by January 20, 1995. The PSB further stated that if VEC misses either date, the pending rate increase, necessary to fund obligations under the proposed debt restructuring agreement, will be declared null and void.

       At November 30, 1994, VEC owed principal in the amount of $15.0 million to RUS and $1.9 million to CFC, all of which is secured. At November 30, 1994, VEG&T owed principal in the amount of $48.3 million of secured debt to RUS and $5.0
       million of unsecured debt to CFC.    CFC has secured a
       judgement for the VEG&T obligations to CFC against both VEG&T and VEC.

       CFC has placed all loans to VEC and VEG&T on a nonaccrual basis with respect to interest income recognition.

       CFC believes that it has adequately reserved for any potential loss on its loans to VEC and VEG&T.

12.    Loans Guaranteed by RUS

   At November 30, 1994, CFC held $434.2 million in Trust Certificates related to the refinancings of Federal Financing Bank loans. These Trust Certificates are supported by payments from certain CFC Power Supply members whose payments are guaranteed by RUS. During the second quarter, Soyland fixed the rate on $93.7 million through the sale of trust certificates to private investors, thereby reducing the balance of variable rate trust certificates held by CFC by $93.7 million. Additionally, $5.6 million in scheduled service payments were made during the second quarter.

Part I. Item 2.

              Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Changes in Financial Condition

During the six months ended November 30, 1994, CFC's total assets increased by $400.4 million or 6.4% to $6,624.7 million from $6,224.3 million at May 31, 1994, primarily due to increases of $384.3 million in net loans outstanding and $12.2 million in cash and marketable securities. Changes to the loan portfolio included increases of $469.3 million in long-term loans and $52.2 million in short-term loans offset by decreases of $39.0 million in intermediate-term loans and $99.3 million in RUS guaranteed loans. Additionally, during the first quarter there was $506.4 million in line of credit renewals which resulted in the rollover of existing principal balances during the first quarter.

Long-term loan activity consisted primarily of $707.9 million in advances and $236.5 million in principal repayments. Long-term loan advances of $707.9 included $200.4 million in RUS prepayments to 12 members financed by CFC, and $194.6 million in telephone exchange acquisitions to 35 members financed by RTFC. Additionally, the increase of $52.2 million in short-term loans is due to advances utilized for RUS prepayments that are expected to be converted to long-term financing.

Another positive trend in CFC's loan portfolio relates to $36.2 million in net loan conversions from the variable rate to a fixed rate. This consists of $57.6 million in conversions from a variable to a fixed rate and $21.4 million in conversions from a fixed to a variable rate. This is a recent reversal of a fiscal year 1994 and 1993 trend of net loan conversions to a variable rate.

Net loans to members represented 95% of total assets at November 30 and May 31, 1994. Long-term loans represented 86% and 84% of gross loans at November 30 and May 31, 1994. Fixed rate loans represented 36% of gross loans at November 30 and 34% at May 31 and the remaining loans carry a variable rate that may be adjusted monthly or semi-monthly. At November 30, only $494.2 million or 7.6% of gross loans were unsecured, compared to $420.6 million or 6.9% at May 31. All other loans were secured pro-rata with other lenders (primarily RUS), by all assets and future revenues of the borrower.

At November 30, CFC had provided $2,653.2 million in guarantees, a decrease of $2.6 million from the $2,655.8 million at May 31. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for plant and equipment. All guarantees are secured on a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets. During the second quarter, CFC guaranteed an additional $31.2 million in tax-exempt solid waste disposal revenue bonds which was offset by scheduled payments and the replacement of a $5.0 million leverage lease with a CFC long-term loan.

Also at November 30, CFC had committed to lend $5,206.7 million, a decrease of $.8 million from the $5,207.5 million committed at May 31. Most unadvanced loan commitments contain a material adverse change clause. As many of these commitments are provided for operational back-up liquidity, CFC does not anticipate funding the majority of the commitments outstanding.

During the six months ended November 30, CFC's total liabilities and members' equity increased by $400.4 million or 6.4% to $6,624.7 million from $6,224.3 million at May 31. The increase was primarily due to an increase of $150.7 million in notes payable, $237.6 million in long-term debt, $24.2 million in loan and guarantee subordinated certificates, and $29.0 million in unallocated margins partially offset by a decrease of $33.2 million in patronage capital.

The notes payable increase of $150.7 million is due to increases of $33.9 million in Dealer Commercial Paper, $50.8 million in Member Commercial Paper and $66.0 million in Bank Bid Notes. The $237.6 million increase in long-term debt is due to increases of $149.1 million in Collateral Trust Bonds and $88.5 million in Medium-Term Notes. CFC's Management views the increase in Member Commercial Paper and Medium-Term Notes of $140.4 as a strong sign of support from its membership.

During the second quarter, CFC issued $150.0 million in variable rate Collateral Trust Bonds, Series 1994-A, due September 15, 1996. The bonds are not redeemable prior to maturity. The variable rate index for this transaction will be the one month London Inter Bank Offered Rate (LIBOR). In order to facilitate eliminating the basis risk between the one month LIBOR and commercial paper (CFC's principle variable rate funding source), CFC contracted through a swap agreement to exchange interest payments by CFC receiving the same one month LIBOR rate index and paying a commercial paper indexed rate.

The increase to notes payable and long-term debt was required to fund the increase in loans outstanding. The increase in subordinated certificates was due to new loans and guarantees. The decrease in patronage capital was primarily due to a $33.7 million retirement of patronage capital.

The allowance for loan and guarantee losses increased by $3.7 million to $191.9 million at November 30, from $188.2 million at May 31. At November 30, the loan and guarantee loss allowance represented 2.95% of gross loans, 2.10% of gross loans and guarantees, 89.20% of nonperforming and restructured loans, and 452.60% of nonperforming loans. The allowance is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions. As of November 30, management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

CFC has been the selected lender for an estimated 82% of the total RUS prepayments. Management has a positive outlook on future loan growth due to Member loan applications to CFC for an additional $221.9 million in RUS prepayments to 9 members and loan applications to RTFC for an additional $131.3 million in telephone exchange acquisitions to 28 members.


Changes in the Results of Operations

CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the six months ended November 30, 1994, CFC achieved a Times Interest Earned Ratio (TIER) of 1.18. This was a decrease from the
1.20 TIER for the six months ended November 30, 1993. Management has established a 1.10 TIER as its minimum operating level.

Operating income for the six months ended November 30, 1994, was $202.5 million, an increase of $39.9 million from the prior year. The increase in operating income was due to a positive rate variance of $14.1 million and a positive volume variance of $25.8 million. At November 30, 1994 average loans outstanding were $6,333.9 million and the average yield on loans outstanding was 6.38%, compared to average loans outstanding of $5,378.1 million and an average yield of 6.03% at November 30, 1993.

CFC's cost of funds for the six months ended November 30, 1994, totaled $163.4 million, an increase of $35.8 million from the prior year. The increase was due to a positive rate variance of $23.2 million and a positive volume variance of $12.6 million. The average cost of funds rate, at November 30, 1994, was 5.15%, an increase of 42 basis points compared to the average rate of 4.73% at November 30, 1993. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other instruments offset by income from the overnight investments of excess cash and the interest earnings on debt service investments.

For the six months ended November 30, 1994, general and administrative expenses of $7.9 million represented 25 basis points of average loan volume, a decrease of $0.2 million from the six months ended November 30, 1993 expenses of $8.1 million and 30 basis points of average loan volume.

The provision for loan and guarantee losses for the six months ended November 30, 1994, totaled $3.7 million or 12 basis points, compared to the prior year total of $3.7 million or 14 basis points. CFC has maintained the provision for loan and guarantee loss in line with management's assessment of the size and quality of the loan portfolio.

Overall CFC's net margins for the six months ended November 30, 1994, totaled $29.0 million, an increase of $3.4 million over the prior year. Net margins for the six months ended November 30, 1993, totaled $25.6 million.

Liquidity and Capital Resources

CFC is subject to liquidity risk to the extent cash repayments on its assets or other sources of funds are insufficient to cover the cash requirements on maturing liabilities. For the most part, CFC funds its long-term loans with much shorter term maturity debt instruments.

As a result, CFC has to manage its liquidity risk by ensuring that other sources of funding are available to make debt maturity payments. CFC accomplishes this in four ways. First, CFC maintains revolving credit agreements which (subject to certain conditions) allows CFC to borrow funds on terms of up to three years. Second, CFC has maintained investment grade ratings, facilitating access to the capital markets. Third, CFC maintains SEC shelf registrations for both its Collateral Trust Bonds and its Medium-Term Notes, either of which (absent market disruptions and assuming CFC remains credit worthy) could be issued at fixed or variable rates in sufficient amounts to fund the next 18 to 24 months funding requirements.
Fourth, CFC maintains SEC registrations for the Grantor Trust Certificates which permits public issuance. Fifth, CFC obtains much of its funding directly from its members and believes this funding is more stable than funding obtained from outside sources.

At November 30, 1994, CFC had $3,545.0 million in available credit, $2,030.0 million of which is available through June 3, 1996 and $870.0 million is available through May 26, 1995. As of November 30, CFC was in compliance with all covenants and conditions to borrowing. In addition, CFC had $645.0 million in short-term bank lines of credit available at November 30, 1994.

As of November 30, 1994, CFC had shelf registrations for Collateral Trust Bonds and Medium-Term Notes of $150 million and $206.9 million, respectively. As of November 30, 1994, CFC had SEC shelf registrations for Grantor Trust Certificates of $139.4 million.

Member invested funds,including the loan loss reserve, at November 30, 1994 and May 31, 1994, were $3,063.3 million and $2,905.6 million or 45.5% and 46.0% of CFC's total capitalization, respectively (long- and short-term debt outstanding, members' certificates and equity and the loan loss reserve).

CFC's leverage ratio was 4.89 at November 30, 1994, a slight increase over the 4.63 reported at May 31, 1994. The increase was partly due to the retirement of patronage capital to members in August, which resulted in a reduction to members' equity at November 30, 1994, compared to May 31, 1994. Additionally, the increase was due to additional debt required to fund new loans for November 30, 1994 compared with May 31, 1994.

CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of gross assets (total assets plus the loan and guarantee loss allowance netted against gross loans on the balance sheet). CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the next fiscal year. At November 30, 1994, CFC had $147.8 million in fixed rate assets amortizing or repricing and $89.5 million in fixed rate liabilities maturing during the remainder of fiscal year 1995. The difference, $58.8 million, represents the amount of CFC's assets that are not considered match-funded as to interest rate. CFC's difference of $58.8 million at November 30, 1994 represents .89% of gross assets.

Part II



Item 1, Legal Proceedings.
       None.

Item 2, Changes in Securities.
       None.

Item 3, Defaults upon Senior Securities.
       None.

Item 4, Submission of Matters to a Vote of Security Holders.
       None.

Item 5, Other Information.
       None.

Item 6,

   A.  Exhibits

      Exhibit 27 - Financing Data Schedules

   B.  Reports on Form 8-K.

      None

                             Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      NATIONAL RURAL UTILITIES
                   COOPERATIVE FINANCE CORPORATION






       /s/  Steve L. Lilly
       Chief Financial Officer

January 13, 1994



       /s/  Angelo M. Salera
                                    Controller (Principal Accounting Officer)


January 13, 1994