Form 10-Q
period 1995-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1995-04-03
CIK 70502

                               FORM 10-Q



                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended February 28, 1995

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

                     (Dollar Amounts In Thousands)


                              A S S E T S


                                      (Unaudited)
                                   February 28, 1995     May 31, 1994
Cash                                  $    27,833        $    22,168

Marketable Securities                      10,000               -

Debt Service Investments                   42,185             33,668

Loans To Members, net                   6,578,803          5,921,022

Receivables                                86,885             90,160

Fixed Assets, net                          37,793             38,718

Debt Service Reserve Funds                113,797            107,095

Other Assets                                7,549             11,465

        Total Assets                  $ 6,904,845        $ 6,224,296




The accompanying notes are an integral part of these combined financial statements.



       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                        COMBINED BALANCE SHEETS

                     (Dollar Amounts In Thousands)

     L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


                                     (Unaudited)
                                   February 28, 1995      May 31, 1994

Notes Payable, due within one year    $  1,611,591       $  1,607,975

Accounts Payable                            14,658             18,529

Accrued Interest Payable                    44,691             35,597

Long-Term Debt                           3,699,259          3,042,068

Other Liabilities                           22,952             36,301

Commitments, Guarantees and
   Contingencies (Notes 7, 9, 10 and 11)

Members' Subordinated Certificates:
   Membership subscription
      certificates                         637,685            640,520
   Loan & guarantee certificates           602,202            582,338

      Total Members' Subordinated
         Certificates                    1,239,887          1,222,858

Members' Equity                            271,807            260,968

    Total Members' Subordinated Certi-
      ficates & Members' Equity          1,511,694          1,483,826

Total Liabilities and Members'
   Equity                             $  6,904,845       $  6,224,296




The accompanying notes are an integral part of these combined financial statements.

                                                               UNAUDITED
         NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
          COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

                       (Dollar Amounts in Thousands)

     For the Quarters and Nine Months Ended February 28, 1995 and 1994



                                 Quarters Ended       Nine Months Ended
                                  February 28,          February 28,
                                  1995     1994        1995      1994
Operating Income-Interest on
   loans to members             $116,210 $ 83,317    $318,708 $245,923
Less-cost of funds allocated      96,084   65,338     259,512  192,917

        Gross operating margin    20,126   17,979      59,196   53,006

Expenses:
  General, administrative and
     loan processing               4,150    4,141      12,093   12,211
  Provision for loan and
     guarantee losses              1,875   11,875       5,625   15,625

        Total expenses             6,025   16,016      17,718   27,836

        Operating margin          14,101    1,963      41,478   25,170

Nonoperating Income                  916    1,056       2,498    3,468

Net Margins                     $ 15,017 $  3,019    $ 43,976 $ 28,638




The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)



                      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                          COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                                    (Dollar Amounts in Thousands)

                          For the Quarters Ended February 28, 1995 and 1994

                                                                Patronage Capital
                                                                   Allocated
                                                    Educa-Unal-    General
                                             Member-tional located Reserve
                                 Total       ships Fund   Margins Fund Other
Quarter Ended February 28, 1995
 Balance at November 30, 1994     $256,780  $1,366  $353  $31,248  $318 $223,495
  Retirement of patronage capital        -       -     -        -     -        -
   Net Margins                      15,017       -     -   15,017     -        -
   Other                                10      11     -        -     -       (1)
  Balance at February 28, 1995    $271,807  $1,377  $353  $46,265  $318 $223,494


Quarter Ended February 28, 1994
 Balance at November 30, 1993     $255,336  $1,300  $345  $27,907  $193 $225,591
  Retirement of patronage capital    (670)       -     -        -     -     (670)
  Net Margins                        3,019       -     -    3,019     -        -
  Other                                 23      19     -        1     -        3
Balance at February 28, 1994      $257,708  $1,319  $345  $30,927  $193 $224,924



         The accompanying notes are an integral part of these combined financial statements.




                                                              (UNAUDITED)


                      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                          COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                                    (Dollar Amounts in Thousands)

                        For the Nine Months Ended February 28, 1995 and 1994


                                                                   Patronage  Capital
                                                                    Allocated
                                                     Educa- Unal-   General
                                             Member- tional located Reserve
                                    Total    ships   Fund   Margins Fund    Other
Nine Months Ended February 28, 1995
 Balance at May 31, 1994             $260,968  $1,339  $325   $2,289  $495   $256,520
  Retirement patronage capital        (33,701)      -     -        -  (177)   (33,524)
     Net Margins                       43,976       -     -   43,976     -         -
     Other                                564      38    28        -     -        498
  Balance at February 28, 1995       $271,807  $1,377  $353  $46,265  $318   $223,494



Nine Months Ended February 28, 1994
 Balance at May 31, 1993              $258,299  $1,247  $312  $ 2,289  $488   $253,963
  Retirement patronage capital         (28,654)      -     -        -  (295)   (28,359)
     Net Margins                        28,638       -     -   28,638     -          -
     Other                                (575)     72    33        -     -       (680)
  Balance at February 28, 1994        $257,708  $1,319  $345  $30,927  $193   $224,924


         The accompanying notes are an integral part of these combined financial statements.



                                                                  (UNAUDITED)
         NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                     COMBINED STATEMENTS OF CASH FLOWS

                       (Dollar Amounts In Thousands)

           For the Nine Months Ended February 28, 1995 and 1994

                                                         1995          1994
Cash Flows From Operating Activities:
Accrual basis net margins                            $  43,976   $  28,638
Add (deduct):
     Provision for loan and guarantee losses             5,625      15,625
     Depreciation                                        1,149       1,170
     Amortization of deferred income                   (13,555)    (14,189)
     Amortization of bond issuance costs                   977       1,644
Add (deduct) changes in accrual accounts:
     Receivables                                          (739)     10,292
     Accounts payable                                   (3,871)       (540)
     Accrued interest payable                            9,094      (2,912)
     Deferred Income                                     1,554      13,755
     Other                                               5,503      (4,692)

     Net cash flows provided by operating
        activities                                      49,713      48,791

Cash Flows From Investing Activities:
     Advances made on loans                         (2,770,987) (1,624,083)
     Principal collected on loans                    2,107,581   1,035,005
     Investments in fixed assets                          (224)       (159)

     Net cash flows used in investing activities      (663,630)   (589,237)

Cash Flows From Financing Activities:
     Notes payable, net                                403,616     804,019
     Debt service and arbitrage investments, net       (18,517)    (24,203)
     Proceeds from issuance of Long-Term Debt          426,736     104,617
     Payments for retirement of Long-Term Debt        (169,665)   (368,306)
     Proceeds from issuance of Members' Subordinated
        Certificates                                    25,839      24,473
     Payments for retirement of Members' Subordinated
        Certificates                                   (11,373)     (9,481)
     Payments for retirement of patronage capital      (37,054)    (29,121)

     Net cash flows provided by financing activities   619,582     501,998

Net Cash Flows                                           5,665     (38,448)
Beginning Cash and Cash Equivalents                     22,168      55,450

Ending Cash and Cash Equivalents                    $   27,833  $   17,002

Supplemental Disclosure of Cash Flow Information:
Cash paid during nine months for Interest Expense    $ 341,633   $ 196,622

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

   CFC's 1,046 members as of February 28, 1995, included 903 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 72 service members and 71 associate members. The Utility Members included 837 distribution systems and 66 generation and transmission systems operating in 46 states and U.S. territories. At December 31, 1993, CFC's member systems served approximately 12.4 million consumers, representing service to an estimated 32.5 million ultimate users of electricity and owned approximately $62.6 billion (before depreciation of $17.9 billion) in total utility plant.

   On December 5, 1994, the CFC Board of Directors announced their selection of Mr. Sheldon C. Petersen, effective March 1, 1995, as CFC's third Governor and Chief Executive Officer since its incorporation in 1969, to replace the retiring Mr. Charles B. Gill. Mr. Petersen, formerly the Assistant to the Governor, is an 18-year veteran of the rural electric industry.

   Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September, 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of February 28, 1995, RTFC had 384 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

   Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the financing of loans guaranteed by the Rural

   Utilities Service ("RUS", formerly known as the Rural Electrification Administration, or "REA"). GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had four members other than CFC at February 28, 1995. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

   In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of February 28, 1995 and May 31, 1994, and the combined results of operations, cash flows and changes in members' equity for the nine months ended February 28, 1995 and 1994.

   The Notes to Combined Financial Statements for the years ended May 31, 1994 and 1993 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 1994, filed on August 25, 1994). Certain items on the May 31, 1994 Combined Balance Sheets have been reclassified to conform with the February 28, 1995 presentation.

   Principles of Combination

   The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of February 28, 1995, CFC had committed to lend RTFC up to $1,800.0 million to fund loans to its members and their affiliates. RTFC had outstanding loans and unadvanced loan commitments totaling $1,163.0 million and $1,135.4 million as of February 28, 1995 and May 31, 1994, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

                               At February 28,        At May 31,
                                    1995                 1994
                                (Dollar Amounts In Thousands)
  Outstanding loans to members
    and their affiliates          $872,891            $653,644
  Total assets                     988,349             743,761
  Notes payable to CFC             872,891             653,644
  Total liabilities                891,249             663,810
  Members' Equity and
     Subordinated Certificates      97,100              79,951

                            For the Nine Months Ended February 28,
                                    1995                1994
                                  (Dollar Amounts In Thousands)
   Operating income                $38,879             $21,156
   Net margins                       1,466               1,360

   Summary financial information relating to GFC is presented below:


                                At February 28,    At May 31,
                                     1995             1994
                                  (Dollar Amounts In Thousands)
   Outstanding loans to members    $421,665          $524,081
   Total assets                     439,553           540,913
   Notes payable to CFC             427,875           531,302
   Total liabilities                437,379           539,521
   Members' Equity                    2,174             1,392

                            For the Nine Months Ended February 28,
                                     1995             1994
                                 (Dollar Amounts In Thousands)
   Operating income                 $20,839            $8,312
   Net margins                        2,142               794

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

3. Loans Pledged as Collateral to Secure Collateral Trust Bonds

   As of February 28, 1995 and May 31, 1994, mortgage notes representing approximately $575.1 million and $717.8 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure Collateral Trust Bonds issued under the 1972 Indenture. Additionally, as of February 28, 1995 and May 31, 1994, mortgage notes representing approximately $220.6 million and $0 million respectively, related to outstanding long-term loans to members were pledged as collateral to secure Collateral Trust Bonds issued under the 1994 Indenture. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement (See Note 6), CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding.

   Collateral Trust Bonds outstanding under the 1972 Indenture at February 28, 1995 and May 31, 1994 were $536.1 million and $539.9 million, respectively. Collateral Trust Bonds outstanding under the 1994 Indenture at February 28, 1995 and May 31, 1994 were $150.0 million and $0 million, respectively.

4. Allowance for Loan and Guarantee Losses

   CFC maintains an allowance for loan and guarantee losses at a level considered to be adequate in relation to the quality and size of its loan and guarantee portfolio. It is CFC's policy to periodically review its loans and guarantees and to make adjustments to the allowance as necessary.

   The allowance is based on estimates, and accordingly, actual loan and guarantee losses may differ from the allowance amount. As of February 28, 1995 and May 31, 1994, such allowance was
   $193.8 million and $188.2 million, respectively.

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

6. Credit Arrangements

   As of February 28, 1995, CFC had two revolving credit agreements totaling $4,050 million with 55 banks, including Morgan Guaranty Trust Company of New York as Arranger, Administrative Agent, and Co-Syndication Agent and The Bank of Nova Scotia as Co-Syndication Agent. These credit facilities are used principally to provide liquidity support for CFC's outstanding commercial paper, CFC's guaranteed commercial paper issued by the National Cooperative Services Corporation ("NCSC") and the adjustable or floating/fixed rate bonds which CFC has guaranteed and agreed to purchase for the benefit of its members. The prior revolving credit facilities that were replaced on February 28, 1995, totaled $2,900.0 million and provided liquidity support as of May 31, 1994.

   Under the respective revolving credit agreements, CFC can borrow up to $2,430.0 million until February 28, 2000 (the "five-year facility"), and $1,620.0 million until February 27, 1996 (the "364-day facility"). Any amounts outstanding will be due on those dates. In connection with the five-year facility, CFC pays a per annum facility/commitment fee of .125 of 1%. The per annum facility fee for the 364-day is .10 of 1%. If CFC's short-term ratings decline, these fees may be increased by no more than .125 of 1%. Borrowings under both agreements will be at one or more rates as defined in the agreements, as selected by CFC.

   The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,334.4 million (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirements of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated certificates and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing.

   The agreement also prohibits CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that were not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates.

   As of February 28, 1995 and May 31, 1994, CFC was in compliance with all covenants and conditions under its revolving credit agreements. There were no borrowings outstanding under the revolving credit agreements.

   At February 28, 1995 and May 31, 1994, CFC classified $2,430.0 million and $2,030.0 million, respectively of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,430.0 million of notes payable during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility subject to the conditions herein.

   At May 31, 1994, CFC maintained $610.0 million in separately negotiated lines of credit, documented by a uniform line of credit agreement for which a commitment fee of .10 of 1% was paid. These lines of credit contained the same financial covenants as the revolving credit agreements and could be terminated upon 30 days notice by either party. All such lines were terminated by CFC as of February 28, 1995.


7. Unadvanced Loan Commitments

   As of February 28, 1995 and May 31, 1994, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

                                                                                (Dollar Amounts In Thousands)

                             February 28, 1995      May 31, 1994
   Long-term                     $1,311,987          $1,375,078
   Intermediate-term                247,499             275,072
   Short-term                     3,074,457           2,992,023
   Telecommunications               291,239             481,744
   Associate Member                  57,847              63,613
   Nonperforming (See Note 11(b))    10,000                -
   Restructured (See Note 11(c))     20,000              20,000
   Total unadvanced loan
     commitments                 $5,013,029          $5,207,530

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

9. Guarantees

   As of February 28, 1995 and May 31, 1994, CFC had guaranteed the following contractual obligations of its members:

                                   (Dollar Amounts In Thousands)

                                 February 28, 1995  May 31, 1994
   Long-term tax-exempt bonds (A)      $1,497,545      $1,494,200
   Debt portions of leveraged lease
      transactions (B)                    568,683         646,472
   Indemnifications of tax benefit
      transfers (C)                       393,922         414,512
   Other guarantees (D)                   119,508         100,643

       Total guarantees                $2,579,658      $2,655,827

    (A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $1,200.0 million and $1,214.6 million as of February 28, 1995 and May 31, 1994, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

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

    (D) At February 28, 1995 and May 31, 1994, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $34.5 million and $34.8 million, respectively.

10. Interest Rate Exchange Agreements

    CFC enters into interest swaps to manage its interest rate risk. As of February 28, 1995 and May 31, 1994, CFC had $330.0 million and $130 million, respectively, outstanding in interest rate exchange agreements. According to agreements related to $130 million, CFC pays a fixed rate of interest and receives interest based on a variable rate. According to agreements related to $200.0 million, CFC pays a variable rate (a commercial paper indexed rate) of interest and receives interest based on a variable rate (a LIBOR indexed rate). CFC contracted the $200.00 million interest rate exchange agreement in conjunction with the issuance of $150 million in variable rate Collateral Trust Bonds, Series 1994-A, due September 15, 1996 and the issuance of $50.0 million in variable rate MTN's on February 28, 1995 due February 27, 1998. The net cost of the interest rate exchange agreements to CFC is included in the cost of funds.

    CFC is exposed on these interest rate swap agreements to interest rate risk if the counterparty to the interest rate swap agreement does not perform to the agreement's terms. CFC does have a policy intended to limit counterparty credit risk by maintaining swap agreements only with financial institutions with at least a AA long-term credit rating.

11. Contingencies

    (A) At February 28, 1995 and May 31, 1994, nonperforming loans in the amount of $41.7 million and $44.9 million, respectively, were on a nonaccrual basis with respect to interest income. At February 28, 1995 and May 31, 1994, the total amount of restructured debt was $187.4 million and $165.4 million, respectively. CFC elected to apply all principal and interest payments received against principal outstanding on restructured debt of $133.6 million and $111.5 million, respectively. At February 28, 1995 and May 31, 1994, CFC had committed to lend $10.0 million and $0.0 million to non-performing borrowers, and $20.0 million and $20.0 million to restructured borrowers, respectively, all on a senior secured lien basis. At May 31, 1994 CFC reported a total of $53.0 million of unadvanced commitments to restructured borrowers, $33.0 million of which is on a super secured basis and has been reclassified as long-term in Note 7.

    (B) On May 23, 1985, Wabash Valley Power Association, Inc. ("WVPA") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in connection with the canceled Marble Hill plant construction. On August 7, 1991, the Bankruptcy Court confirmed WVPA's reorganization plan pending approval of rates as contemplated in the plan.

        In May 1993, CFC advanced $24.4 million in variable interest rate secured loans to WVPA, which was used to effect an early redemption of the tax-exempt bonds guaranteed by CFC. As WVPA is operating under the Bankruptcy Court, CFC has placed the loans on a non-accrual basis with respect to interest income recognition. The loans are classified as nonperforming. As of February 28, 1995, $21.4 million was outstanding to WVPA.

        On June 22, 1994, the U.S. District Court affirmed (over RUS's objection) the Wabash plan in reorganization. RUS appealed to the Seventh Circuit Court of Appeals and a decision is expected soon. The Bankruptcy Court approved Wabash obtaining a priority facility in the amount of $4 million, CFC has determined that it would provide such financing with a priority lien. Under the Wabash plan, CFC would realize an estimated total loss of approximately $12 million ($8.6 million of which has been written off to date), after the offset of subordinated capital term certificates (without taking into account interest since the petition date). CFC and RUS have agreed to distribute all settlement proceeds from Wabash in compliance with provisions under the shared mortgage. Upon resolution of the bankruptcy there will be a final accounting of the cash flow subsequent to the petition date. At this time it is anticipated that this final accounting will result in CFC making a net payment to RUS to true-up the cash distribution between RUS and CFC.

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

        Under the ARO assumptions, CFC expects to fund Deseret's cash flow shortfalls until at least 1996 under its various guarantees of debt obligations. Deseret's ability to generate enough cash flow to service its current debt and rental payments as well as to begin repayment of the shortfall funded by CFC thereafter depends on whether it is able to make the large power sales on which the ARO is premised. Changes in power demands of Deseret's distribution system members and the inability of Deseret to sell power to nonmembers at prices contemplated prior to closing the ARO have resulted in the revision of Deseret's cash flow projections since the closing of the ARO. As a result of these changes, Deseret may be unable to satisfy its payment obligations under the ARO as early as the end of 1995.

        Under the ARO, CFC expected to fund Deseret's cash flow shortfalls totaling $117 million and expected a maximum exposure of $439 million in 1996. At February 28, 1995, CFC had funded $115.9 million of the shortfall. CFC's current exposure of $456.4 million is greater than the expected maximum from the ARO because it loaned Deseret funds for the early redemption, at a premium, of two high interest rate bond issues.

        In response to requests for proposals which Deseret sent out, Deseret is now evaluating requests from parties for the purchase of power, assets or the entire Deseret System. Deseret has announced its intention to develop a proposal on a stand alone basis, by mid-year.

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

        As of February 28, 1995, CFC had approximately $456.4 million in current credit exposure on behalf of Deseret consisting of

        $133.6 million in secured loans, and $322.8 million for guarantees by CFC of various direct and indirect obligations of Deseret. CFC's guarantees include $8.7 million in tax-benefit indemnifications and $29.8 million relating to mining equipment for a coal supplier of Deseret. The remainder of CFC's guarantee is for semiannual debt service payments on $284.3 million of bonds issued in a $655 million leveraged lease financing of a generating station in 1985. Under the ARO, CFC has also provided Deseret a $20.0 million five-year senior secured line of credit. At February 28, 1995, there was no balance outstanding under this line of credit.

        During the calendar year 1994 Deseret made monthly cash payments to CFC which equaled the amount due under the ARO.

        CFC believes that given the underlying collateral value and the terms of the ARO, it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

    (D) As a consequence of high costs associated with its ownership interest in the Clinton Nuclear Station, Soyland Power Cooperative ("Soyland") charged costs for wholesale power which resulted in its member's retail rates being un-competitive. Despite these high rates, Soyland was unable to realize revenues sufficient to meet all of its obligations. Soyland, RUS and CFC entered into a debt restructuring agreement, dated as of December 15, 1994, which restructured Soyland's indebtedness to RUS. As part of this agreement, CFC agreed to extend additional credit to Soyland in the form of a $30 million senior secured revolving credit facility and a $30 million loan for capital additions. The revolving credit loan and the capital additions loan have priority in payment over the existing RUS loans and the prior CFC loan.


        At February 28, 1995, CFC had $49.3 million in outstanding long-term loans to Soyland which were secured equally and ratably with the RUS on all assets and future revenues of Soyland. In addition, CFC had $11.0 million outstanding to Soyland under the senior secured revolving credit agreement mentioned above. These lines of credit are to be paid before all other secured debt. CFC also had $282.9 million in loans to Soyland which are guaranteed by the U.S. Government (RUS).

        CFC believes that, given the underlying collateral value of its secured loans to Soyland, it has adequately reserved for any potential loss on its loans.

    (E) Vermont Electric Generating & Transmission Cooperative, ("VEG&T"), and Vermont Electric Cooperative, ("VEC"), have both borrowed from RUS and CFC. Some of the RUS financing to VEG&T was used to purchase a share of the Seabrook Nuclear Station. While this interest in Seabrook has been sold, the proceeds from the sale were not sufficient to repay the related RUS debt. VEC and VEG&T have been unable to raise rates, which has caused their cash flows to be insufficient to service the RUS and CFC debt. VEG&T and VEC stopped making full payments to both parties in 1986. VEG and VEG&T have reached separate agreements with RUS, CFC and another major creditor as a basis for resolving issues among the parties. Certain aspects of these agreements, including a rate increase for VEC's customers, will require the approval of the Vermont Public Service Board ("PSB"). At this time the favorable action by the PSB is uncertain. If the PSB acts favorably, CFC has agreed to a settlement with VEC and VEG&T, whereby CFC will be paid $4,775,000.

        At February 28, 1995, VEC owed principal in the amount of $15.0 million to RUS and $1.9 million to CFC, all of which is secured. At February 28, 1995, VEG&T owed principal in the amount of $48.3 million of secured debt to RUS and $4.9
        million of unsecured debt to CFC.    CFC has secured a
        judgement for the VEG&T obligations to CFC against both VEG&T and VEC.

        CFC has placed all loans to VEC and VEG&T on a nonaccrual basis with respect to interest income recognition.

        CFC believes that it has adequately reserved for any potential loss on its loans to VEC and VEG&T.

12. Loans Guaranteed by RUS

    At February 28, 1995, CFC held $429.1 million in Trust
    Certificates related to the refinancings of Federal Financing
    Bank loans. These Trust Certificates are supported by payments from certain CFC Power Supply members whose payments are guaranteed by RUS.

Part I. Item 2.

          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
                  (all dollar amounts in millions)


Changes in Financial Condition

During the nine months ended February 28, 1995, CFC's total assets increased by $680.5 or 10.9% to $6,904.8 from $6,224.3 at May 31,
1994, primarily due to increases of $657.8 in net loans outstanding and $15.6 in cash and marketable securities. Changes to the loan portfolio included increases of $618.2 in long-term loans and $148.5 in short-term loans offset by decreases of $17.6 in intermediate-term loans and $104.4 in RUS guaranteed loans. Additionally, during the first quarter there was $506.4 in line of credit renewals which resulted in the rollover of existing principal balances during the first quarter.

Long-term loan activity consisted primarily of $970.5 in advances and $348.4 in principal repayments. Long-term loan advances of $970.5 included $205.6 for RUS prepayments to 12 members financed by CFC, and $212.3 for telephone exchange acquisitions to 32 members financed by RTFC. Additionally, $77.6 of the increase in short-term loans is due to advances utilized for RUS prepayments that are expected to be converted to long-term financing.

Net loans to members represented 95% of total assets at February 28, 1995 and May 31, 1994. Long-term loans represented 85% and 84% of gross loans at February 28, 1995 and May 31, 1994. Fixed rate loans represented 33% of gross loans at February 28, 1995 and 34% at May 31 and the remaining loans carry a variable rate that may be adjusted monthly or semi-monthly. At February 28, 1995, only $601.2 or 8.9% of gross loans were unsecured, compared to $420.6 million or 6.9% at May 31. All other loans were secured pro-rata with other lenders (primarily RUS), by all assets and future revenues of the borrower.

At February 28, CFC had provided $2,579.7 in guarantees, a decrease of $76.1 from the $2,655.8 at May 31. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for plant and equipment. All guarantees are secured on a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets.

Also at February 28, CFC had committed to lend $5,013.0, a decrease of $194.5 from the $5,207.5 committed at May 31. Most unadvanced loan commitments contain a material adverse change clause. As many of these commitments are provided for operational back-up liquidity, CFC does not anticipate funding the majority of the commitments outstanding.

During the nine months ended February 28, CFC's total liabilities and members' equity increased by $680.5 or 10.9% to $6,904.8 from $6,224.3 at May 31. The increase was primarily due to increases of $403.6 in notes payable, $257.2 in long-term debt, $19.9 in loan and guarantee subordinated certificates, and $44.0 in unallocated margins partially offset by a decrease of $33.2 in allocated margins.

The notes payable increase of $403.6 is due to increases of $186.0 in Dealer Commercial Paper and $291.0 in Bank Bid Notes and a decrease of $73.4 in Member Commercial Paper. The $257.2 increase in long-term debt is due to increases of $146.3 in Collateral Trust Bonds and $110.9 in Medium-Term Notes.

During the second quarter, CFC issued $150.0 million of variable rate Collateral Trust Bonds, Series 1994-A, due September 15, 1996. The bonds are not redeemable prior to maturity. The variable rate index for this transaction will be the one month London Inter Bank Offered Rate (LIBOR). In order to facilitate eliminating the basis risk between the one month LIBOR and commercial paper (CFC's principle variable rate funding source), CFC contracted through a swap agreement to exchange interest payments by CFC receiving the same one month LIBOR rate index and paying a commercial paper indexed rate.

During the third quarter, CFC issued $50.0 million of variable rate MTN's due February 27, 1998. The variable rate index for this transaction will be the three month LIBOR. In order to facilitate eliminating the basis risk between the three month LIBOR and commercial paper, CFC contracted through a SWAP agreement to exchange interest payments with CFC receiving three month LIBOR and paying a commercial paper indexed rate.

The increase to notes payable and long-term debt was required to fund the increase in loans outstanding. The increase in subordinated certificates was due to the issuance of new certificates related to loans and guarantees. The decrease in allocated margins was primarily due to a $33.7 million retirement of patronage capital.

The allowance for loan and guarantee losses increased by $5.6 to $193.8 at February 28, from $188.2 million at May 31. At February 28, the loan and guarantee loss allowance represented 2.86% of gross loans, 2.07% of gross loans and guarantees, 84.67% of nonperforming and restructured loans, and 465.90% of nonperforming loans. The allowance is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions. As of February 28, management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

CFC has been the selected lender for an estimated 79% of the total RUS prepaid notes and an estimated 92% of total loans used to prepay RUS notes as of March 13, 1995. Management has a positive outlook on future loan growth due to Member loan applications to CFC for an additional $217.3 for RUS prepayments by 11 members and loan applications to RTFC for an additional $130.9 in telephone exchange acquisitions by 20 members.

Changes in the Results of Operations

CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the nine months ended February 28, 1995, CFC achieved a Times Interest Earned Ratio (TIER) of 1.17. This was an increase from the
1.15 TIER for the nine months ended February 28, 1994. Management has established a 1.10 TIER as its minimum operating level.

Operating income for the nine months ended February 28, 1995, was $318.7, an increase of $72.8 from the prior year period. The increase in operating income was due to a positive rate variance of $33.6 and a positive volume variance of $39.2. For the nine months ended February 28, 1995 average loans outstanding were $6,450.1 and the average yield on loans outstanding was 6.61%, compared to average loans outstanding of $5,471.8 and an average yield of 6.01% for the nine months ended February 28, 1994.

CFC's cost of funds for the nine months ended February 28, 1995, totaled $259.5, an increase of $66.6 from the prior year. The increase was due to a positive rate variance of $48.0 and a positive volume variance of $18.6. The average cost of funds rate, at February 28, 1995, was 5.38%, an increase of 67 basis points compared to the average rate of 4.71% at February 28, 1994. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other instruments offset by income from the overnight investments of excess cash and the interest earnings on debt service investments.

For the nine months ended February 28, 1995, general and administrative expenses totaled $12.1, a decrease of $0.1 from the nine months ended February 28, 1994 total of $12.2. General and administrative expenses represented 25 basis points of average loan volume for the nine months ended February 28, 1995, which is a decrease of 5 basis points from the prior year period total of 30 basis points.

The provision for loan and guarantee losses for the nine months ended February 28, 1995, totaled $5.6 or 12 basis points, compared to the prior year total of $15.6 or 38 basis points. CFC has maintained the provision for loan and guarantee losses in line with management's assessment of the size and quality of the loan portfolio.

Overall, CFC's net margins for the nine months ended February 28, 1995, totaled $44.0, an increase of $15.4 over the prior year period. Net margins for the nine months ended February 28, 1994, totaled
$28.6.

Liquidity and Capital Resources

CFC is subject to liquidity risk to the extent cash repayments on its assets or other sources of funds are insufficient to cover the cash requirements on maturing liabilities. For the most part, CFC funds its long-term loans with much shorter term maturity debt instruments, however, CFC's long-term loans typically are repriced monthly or on a multiple number of years basis, and as such, CFC will match the loan repricing periods with similarly repriced sources of funding, thus minimizing interest rate risk.

With regard to liquidity risk, CFC manages its liquidity risk by ensuring that other sources of funding are available to make debt maturity payments. CFC accomplishes this in five ways. First, CFC maintains revolving credit agreements which (subject to certain conditions) allows CFC to borrow funds on terms of up to five years. Second, CFC has maintained investment grade ratings, facilitating access to the capital markets. Third, CFC maintains SEC shelf registrations for both its Collateral Trust Bonds and its Medium-Term Notes, either of which (absent market disruptions and assuming CFC maintains investment grade ratings) could be issued at fixed or variable rates in sufficient amounts to fund the next 18 to 24 months funding requirements. Fourth, CFC maintains SEC registrations for the Grantor Trust Certificates which permits public issuance. Fifth, CFC obtains much of its funding directly from its members and believes this funding is more stable than funding obtained from outside sources.

At February 28, 1995, CFC had $4,050.0 in available credit, $2,430.0 of which is available through February 28, 2000 and $1,620.0 is available through February 27, 1996. This credit became effective on February 28, 1995 replacing the previous revolving credit and line of credit agreements which totaled $3,545.0. As of February 28, CFC was in compliance with all covenants and conditions to borrowing.

As of February 28, 1995, CFC had shelf registrations for Collateral Trust Bonds and Medium-Term Notes of $650.0 and $122.1, respectively. CFC is planning to request an additional $400.0 in issuance authority from the SEC for its Series C Medium-Term Notes, in early April. As of February 28, 1995, CFC had SEC shelf registrations for Grantor Trust Certificates of $139.4.

Member invested funds,including the loan loss allowance, at February 28, 1995 and May 31, 1994, were $3,013.9 and $2,905.6 or 43.0% and
46.0% of CFC's total capitalization, respectively (long- and short-term debt outstanding, members' certificates and equity and the loan loss allowance).

CFC's leverage ratio was 4.99 at February 28, 1995, a slight increase over the 4.63 reported at May 31, 1994. The increase was primarily due to additional debt required to fund new loans for February 28, 1995 compared with May 31, 1994.

CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of gross assets (total assets plus the loan and guarantee loss allowance netted against gross loans on the balance sheet). CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the next fiscal year. At February 28, 1995, CFC had $28.1 in fixed rate assets amortizing or repricing and $7.2 in fixed rate liabilities maturing during the final quarter of fiscal year 1995 and during FY 1996. The difference, $20.9, represents the amount of CFC's assets that are not considered match-funded as to interest rate. CFC's difference of $20.9 at February 28, 1995 represents less than one-half of one percent of gross assets.

Part II



Item 1, Legal Proceedings.
            None.

Item 2, Changes in Securities.
            None.

Item 3, Defaults upon Senior Securities.
            None.

Item 4, Submission of Matters to a Vote of Security Holders.
            None.

Item 5, Other Information.
            None.

Item 6,

    A.  Exhibits

       4.5 - Revolving Credit Agreements
       27  - Financing Data Schedules

    B.  Reports on Form 8-K.

       Agency Letter Agreement filed on February 28, 1995.

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



                   NATIONAL RURAL UTILITIES
                COOPERATIVE FINANCE CORPORATION






                         /s/  Steve L. Lilly
                     Chief Financial Officer

April 3, 1995



            /s/  Angelo M. Salera
             Controller (Principal Accounting Officer)


April 3, 1995