Form 10-K
period 1995-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1995-08-29
CIK 70502

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549


	FORM 10-K
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934     Fee Required  $250.00
	For the fiscal year ended May 31, 1995
	OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from                   to
	Commission File Number 1-7102


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

9%      Collateral Trust Bonds, Series O, Due 2016  New York Stock Exchange
91/2%   Collateral Trust Bonds, Series T, Due 1997  New York Stock Exchange
81/2%   Collateral Trust Bonds, Series U, Due 1998  New York Stock Exchange
9%      Collateral Trust Bonds, Series V, Due 2021  New York Stock Exchange





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

	DOCUMENTS INCORPORATED BY REFERENCE:

    None

TABLE OF CONTENTS


Part No.        Item No.                                   Page

I. 1.  Business                                             1
	      Members                                              1
	      Loans and Guarantees                                 2
	      General                                              2
	      Loan and Guarantee Policies                          6
      	Long-Term Loans to Utility Members                   6
      	Intermediate-Term Loans to Utility Members           8
	      Short-Term Loans to Utility Members                  8
	      Loans to Telecommunication Borrowers                 8
	      Loans to Associate Members                           9
	      RUS Guaranteed Loans                                10
	      Guarantees of Pollution Control Facility
		        and Utility Property Financings                  10
	      Guarantees of Lease Transactions                    11
	      Guarantees of Tax Benefit Transfers                 11
	      Other                                               11
	      CFC Financing Factors                               11
	      Tax Status                                          15
	      Investment Policy                                   15
	      Other Sources of Loans to CFC Members               15
	      Employees                                           15
	      Rural Electric and Telehone Systems                 16
	      General                                             16
	      The RUS Program                                     16
      	Distribution Systems                                17
	      Power Supply Systems                                17
	      Telephone Systems                                   18
	      Regulation and Competition                          18
	      Financial Information                               19
	      Composite Financial Statements                      21
    2. Properties                                          25
    3. Legal Proceedings                                   25
    4. Submission of Matters to a Vote of
	      Security Holders                                    25
II. 5. Market for the Registrant's Common Equity and
	      Related Stockholder Matters                         26
    6. Selected Financial Data                             26
    7. Management's Discussion and Analysis of Financial
	      Condition and Results of  Operations                27
    8. Financial Statements and Supplementary Data         39
    9. Changes in and Disagreements with Accountants on
	      Accounting and Financial Disclosure                 39
III.10.Directors and Executive Officers of the Registrant  39
  405. Compliance with Section 16(a) of the Exchange Act   43
   11. Executive Compensation                              43
   12. Security Ownership of Certain Beneficial Owners
	         and Management                                   45
   13. Certain Relationships and Related Transactions      46
IV.14. Exhibits, Financial Statement Schedules, and
	      Reports on Form 8-K                                 46

	PART I

Item 1.  Business.

National Rural Utilities Cooperative Finance Corporation (the "Company" or "CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members ("Utility Members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. Most CFC long-term loans to Utility Members have been made in conjunction with concurrent loans from RUS and are secured equally and ratably with RUS's loans by a single mortgage. CFC also provides guarantees for tax-exempt financings of pollution control facilities and other properties constructed or acquired by its members, and, in addition, provides guarantees of taxable debt in connection with certain lease and other transactions of its members.

CFC's 1,046 members as of May 31, 1995, included 903 rural electric utility members, virtually all of which are consumer-owned cooperatives, 72 service members and 71 associate members. The Utility Members included 838 distribution systems and 65 generation and transmission ("Power Supply") systems operating in 46 states and U.S. territories. At December 31, 1993,
 CFC's member rural electric systems provided service to about 70% of the contiguous continental land territory of the United States, serving approximately 12.4 million consumers, representing an estimated 32.5 million ultimate users of electricity, and owned approximately $62.6 billion (before depreciation of $17.9 billion) in total utility plant.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a taxable cooperative association in the State of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing financing to its rural telecommunication members and affiliates. RTFC's bylaws and voting members' agreement require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. CFC is the sole source of funding for RTFC. See Note 1 to Combined Financial
Statements for summary financial information relating to RTFC at May 31, 1995. As of that date, RTFC had 388 members.

Guaranty Funding Cooperative ("GFC") was organized in December 1991 as a taxable cooperative association owned by its member rural electric systems and CFC to provide a source of funds for members to refinance their RUS guaranteed debt previously held by the Federal Financing Bank of the United States Treasury ("FFB"). GFC is a controlled affiliate of CFC (the majority of its directors are appointed by CFC). All loans from GFC are guaranteed by RUS. CFC is the sole source of funding for GFC. See Note 1 to Combined Financial Statements for summary financial information relating to GFC at May 31, 1995. As of May 31, 1995, GFC had four members.

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

Members

CFC currently has five classes of members: Class A_cooperative or nonprofit distribution systems; Class B_cooperative or nonprofit power supply systems which are federations of Class A or other Class B members; Class C_statewide and regional associations which are wholly-owned or controlled by Class A or Class B members; Class D_national associations of cooperatives; and Associate Members_nonprofit groups or entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide nonelectric services primarily for the benefit of ultimate consumers. Associate Members are not entitled to vote at any meeting of the members and are not eligible to be represented on CFC's Board of Directors.

Membership in RTFC is limited to CFC and commercial or cooperative corporations eligible to receive loans or other assistance from RUS and which are engaged (or plan to be engaged) in providing telephone or telecommunication services to ultimate users and affiliates of such corporations.

Membership in GFC is limited to CFC and cooperative or nonprofit Utility Member systems who have refinanced all or a portion of their FFB debt through CFC.

Set forth below is a table showing by state or U.S. territory, at May 31, 1995, the total number of CFC, RTFC and GFC members (memberships in each other have been eliminated and corporations which belong to more than one of CFC, RTFC and GFC have been counted only once), the percentage of loans and the percentage of loans and guarantees outstanding.



              Number          Loan and              Number            Loan and
               of     Loan    Guarantee               of       Loan   Guarantee
	      members   %          %                members       %       %
Alabama         32      2.0%    2.2%    Nevada          5       0.1%    0.1%
Alaska          28      1.6%    1.2%    New Hampshire   5       0.4%    0.3%
American Samoa  1       0.0%    0.0%    New Jersey      1       0.1%    0.1%
Arizona         20      1.1%    1.5%    New Mexico      18      1.6%    1.1%
Arkansas        27      3.3%    5.1%    New York        14      0.2%    0.1%
California      10      0.2%    0.2%    North Carolina  45      3.5%    3.8%
Colorado        32      4.1%    4.2%    North Dakota    30      0.2%    0.1%
Delaware        1       0.2%    0.2%    Ohio            34      1.3%    0.9%
DC              7       1.3%    1.0%    Oklahoma        53      3.6%    3.4%
Florida         20      4.6%    6.8%    Oregon          36      2.0%    1.5%
Georgia         65      7.4%    5.4%    Pennsylvania    21      1.2%    1.1%
Guam            1       0.0%    0.0%    South Carolina  36      3.9%    3.4%
Idaho           15      0.6%    0.4%    South Dakota    51      0.6%    0.5%
Illinoi         50      6.8%    4.9%    Tennessee       22      0.8%    0.6%
Indiana         55      1.6%    2.5%    Texas           114     10.5%   9.0%
Iowa            96      2.1%    1.6%    Utah            6       2.2%    5.0%
Kansas          49      3.5%    3.0%    Vermont         9       1.0%    0.7%
Kentucky        35      2.5%    3.7%    Virgin Islands  1       0.7%    0.6%
Louisiana       15      1.8%    1.3%    Virginia        19      2.5%    1.8%
Maine           10      0.9%    0.7%    Washington      21      1.1%    0.8%
Maryland        2       1.1%    1.2%    West Virginia   3       0.0%    0.0%
Massachusetts   1       0.0%    0.0%    Wisconsin       50      1.3%    1.1%
Michigan        23      1.1%    0.8%    Wyoming         18      1.5%    1.1%
Minnesota       69      3.3%    4.2%      Sub-Total     1,434   100.0%  100.0%
Mississippi     23      2.6%    2.7%    Add Duplicates      4
Missouri        66      3.6%    6.3%      Total Members 1,438
Montana         38      2.1%    1.5%
Nebraska        31      0.3%    0.3%


Loans and Guarantees

General

CFC provides its Utility Members with a source of financing to supplement the loan programs of RUS. CFC provides the majority of total non-RUS direct funding and guarantees obtained by members. CFC's interest rates on loans to its members are set to reflect the cost of its funds allocated to such loans, operating and other expenses and a reasonable margin (see "Loan and Guarantee Policies").

Substantially all long-term and some intermediate-term loans are secured, while substantially all short-term loans are unsecured. Long-term loans generally have maturities of up to 35 years. Fixed rate long-term loans generally provide for a fixed interest rate for terms of one to 30 years (but not beyond the maturity of the loan).

Upon expiration of the term, the borrower may select another fixed rate term of one to 30 years or a variable rate. Variable rate long-term loans have an interest rate which varies monthly as determined by CFC. Intermediate- and short-term loans are made for terms not exceeding 60 months. CFC adjusts the rate monthly on outstanding short- and intermediate-term loans. On notification to borrowers, CFC may adjust the rate semimonthly. Telecommunication loans are secured long-term fixed or variable rate loans with maturities generally not exceeding 15 years and short-term unsecured loans. CFC has also provided guarantees for tax-exempt financings of pollution control facilities and utility properties constructed or acquired by its members and for members' obligations under certain lease transactions
(see "Loan and Guarantee Policies").

Set forth below is a table showing loans outstanding to borrowers as of May 31, 1995, 1994 and 1993, and the weighted average interest rates thereon and loans committed but unadvanced to borrowers at May 31, 1995.

                                                                                                  Loans committed
				      Loans outstanding and weighted average interest              but unadvanced
					     rates thereon at May 31,                         at May 31, 1995(A)(B)
(Dollar Amounts In Thousands)              1995                 1994                1993
Long-term fixed rate secured loans(C):
  Distribution Systems (D)             $1,645,551   7.68%    $1,502,454    7.69%  $1,604,275   8.14%      $10,389
  Power Supply Systems (D)                253,208   7.68%       273,186    7.56%     179,384   7.80%        1,214
  Service Organizations (D)(E)             81,521   9.27%        94,104    9.53%      90,090   9.85%        2,600
  Associate Members                         1,569  10.25%         1,606   10.25%       1,628  10.25%            0
  Telecommunication Organizations         141,144   8.98%       119,600    9.16%     130,552   9.33%            0
       Total long-term fixed rate
	 secured loans                  2,122,993   7.83%     1,990,950    7.85%   2,005,929   8.27%       14,203

Long-term variable rate secured loans (F):
  Distribution Systems                  2,553,590   6.50%     2,172,799    4.65%   1,975,784   4.63%      730,453
  Power Supply Systems                    191,967   6.50%       170,683    4.65%     178,095   4.63%      512,598
  Service Organizations (E)                53,332   6.50%        39,487    4.65%      43,014   4.63%       67,887
  Associate Members                        42,561   6.20%        29,089    4.45%      26,098   4.38%       39,959
  Telecommunication Organizations         704,427   6.64%       499,506    4.92%     288,234   4.75%      130,627
       Total long-term variable rate
	 secured loans                  3,545,877   6.52%     2,911,564    4.69%   2,511,225   4.64%    1,481,524

Refinancing variable rate loans guaranteed by
  RUS:
  Power Supply Systems                    429,129   7.27%       533,545    4.87%     297,724   3.94%            0

Intermediate-term secured loans:
  Distribution Systems                      4,176   6.85%         4,112    4.90%         320   4.75%        2,300
  Power Supply Systems                     40,237   6.85%        21,316    4.90%      28,496   4.75%      158,759
  Service Organizations                    11,429   6.85%         2,099    4.90%         496   4.75%        3,705
  Telecommunication Organizations               0     0               0       0            0      0             0
       Total intermediate-term secured
	 loans                             55,842   6.85%        27,527    4.90%      29,312   4.75%      164,764

Intermediate-term unsecured loans:
  Distribution Systems                     11,392    6.50%       13,046      4.90%    10,873   4.75%          17,693
  Power Supply Systems                     47,443    6.50%       84,515      4.90%         0      0            3,856
  Service Organizations                         0       0             0         0         11   4.75%               0
  Telecommunication Organizations           3,255    7.54%        1,265      5.05%         0      0            2,370
       Total intermediate-term unsecured
	 loans                             62,090    6.56%       98,826      4.90%    10,884   4.75%          23,919

Short-term loans (G):
  Distribution Systems                    445,962    6.85%      276,373      4.90%   151,941   4.75%       2,032,220
  Power Supply Systems                     10,267    6.85%       14,048      4.90%    14,157   4.75%       1,042,205
  Service Organizations                    25,653    6.85%       11,812      4.90%    11,873   4.75%          46,787
  Associate Members                         7,651    6.85%        3,084      4.90%     1,856   4.75%          13,524
  Telecommunication Organizations          34,637    7.60%       31,176      5.65%    21,370   5.50%         198,636
       Total short-term loans             524,170    6.90%      336,493      4.97%   201,197   4.83%       3,333,372
Nonperforming loans(H):
  Distribution Systems                      1,830    7.21%        1,933      8.27%    11,164  10.20%               0
  Power Supply Systems                     25,811    6.57%       27,948      4.75%    29,584   4.75%               0
  Associate Members                             0       0        12,961      9.00%    12,963   9.00%               0
  Telecommunication Organizations               0       0         2,098      6.13%     2,117   9.00%               0
       Total nonperforming loans           27,641    6.61%       44,940      6.19%    55,828   6.99%               0



													   Loans committed
				Loans outstanding and weighted average interest                            but  unadvanced
					    rates thereon at May 31,                                    t May 31, 1995(A) (B)
(Dollar Amounts In Thousands)                   1995               1994          1993

Restructured loans(I):
Distribution Systems                   $    2,654   18.37%    $   2,667     18.37%  $      0      0          $     0
  Power Supply Systems                    180,521    9.01%      160,873      8.32%   149,685   7.86%          20,000
  Service Organizations                     1,803    6.50%        1,833      4.62%     2,000   4.63%               0
  Associate Members                             0       0         2,666      4.46%     2,666   4.46%               0
  Telecommunication Organizations               0       0             0         0     18,592   4.77%               0
       Total restructured loans           184,978    9.12%      165,373      8.44%   172,943   7.43%          20,000
       Total loans                      6,952,720    7.01%    6,109,218      5.87% 5,285,042   6.10%       5,037,782
Less:  Allowance for loan and
	  guarantee losses                205,596               188,196              172,571

Net loans                              $6,747,124            $5,921,022           $5,112,471              $5,037,782

(A) The interest rates in effect at August 1, 1995, for loans to electric members were 7.35% for long-term loans with a seven-year fixed rate term, 6.40% on variable rate long-term loans and 6.60% on intermediate- and short-term loans. The rates in effect at August 1, 1995, on loans to associate members were 7.65% for long-term loans with a seven-year fixed rate term loans, 6.40% on long-term variable rate loans and 6.60% on short-term loans. The rates in effect at August 1, 1995, on loans to telecommunication organizations were 7.80% for long-term loans with a seven-year fixed rate term, 6.55% on long-term variable rate loans, 6.80% on intermediate-term loans and 7.15% on short-term loans.

(B) Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which loan contracts have been executed, but funds have not been advanced. Long-term unadvanced loan commitments that do not have an interest rate associated with the commitment have been listed under the variable rate. Rates, fixed or variable, will be set at the time of advance, on the amount of the advance.

(C) Included in long-term fixed rate secured loans are $30.4 million of unsecured loans at May 31, 1995.

(D) During calendar year 1996, $134.5 million of such outstanding fixed rate loans, which currently have a weighted average interest rate of 7.96% per annum, will become subject to rate adjustment. During the first quarter of calendar year 1995, long-term fixed rate loans totaling $26.2 million had their interest rates adjusted. These loans will be eligible to readjust their interest rate again during the first quarter of calendar year 1996 to the lowest long-term fixed rate offered during 1995 for the term selected. At January 1 and May 31, 1995, the seven-year long-term fixed rate was 8.80% and 7.20%, respectively.

(E) CFC had loans outstanding to NCSC in each of the periods shown. Long-term fixed rate loans outstanding to NCSC as of May 31, 1995, 1994 and 1993, were $48.5 million, $47.8 million and $49.0 million, respectively. In addition, as of May 31, 1995 and 1994, CFC had unadvanced long-term fixed rate and long-term variable rate loan commitments to NCSC in the amounts of $12.3 million and $14.7 million, respectively.

(F) Included in long-term variable rate secured loans are $41.4 million, $3.5 million and $2.5 million of unsecured loans at May 31, 1995, 1994 and 1993.

(G) All short-term loans are unsecured, except for $30.9 million, $18.2 million and $31.6 million of loans outstanding at May 31, 1995, 1994 and 1993 that are secured.

(H) The rates on nonperforming loans are the weighted average of the stated rates on such loans as of the dates shown and do not necessarily relate to the interest recognized by CFC from such loans.

(I) The rates on restructured loans are the weighted average of the effective rates (based on the present value of scheduled future cashflows) as of the dates shown and do not necessarily relate to the interest recognized by CFC on such loans.

Set forth below are the weighted average interest rates earned by CFC (recognized in the case of nonperforming and restructured loans) on all loans outstanding during the fiscal years ended May 31.

		INTEREST RATES EARNED ON LOANS
					                                      1995    1994    1993
      Long-term fixed rate                 8.63%   8.63%   9.15%
      Long-term variable rate              5.90%   4.08%   4.99%
      Telecommunication organizations      6.70%   5.58%   6.32%
      Refinancing loans guaranteed by RUS  6.07%   4.01%   4.09%
      Intermediate-term                    6.19%   4.41%   4.93%
      Short-term                           6.29%   4.38%   5.08%
      Associate members                    5.40%   4.21%   4.74%
      Nonperforming                        1.56%   1.19%   1.26%
      Restructured                         1.92%   2.33%   1.92%
	 All loans                         6.72%   5.66%   6.54%

At May 31, 1995, CFC's ten largest exposures, which were all Power Supply members, had outstanding loans from CFC totaling $381.8 million (excluding $380.0 million of loans guaranteed by RUS), which represented approximately 5.5% of CFC's total loans outstanding. As of May 31, 1995, outstanding CFC guarantees for these same ten borrowers totaled $2,051.8 million which represented 79.3% of CFC's total guarantees outstanding, including guarantees of the maximum amounts of lease obligations at such date. On that date, no member had outstanding loans and guarantees in excess of 10% of the aggregate amount of CFC's outstanding loans and guarantees; however, one of the ten largest borrowers, Deseret Generation & Transmission Co-operative ("Deseret"), was in financial difficulty (see Note 10 to Combined Financial Statements).
At May 31, 1995, loans outstanding to Deseret (excluding loans guaranteed by RUS) accounted for 1.9% of total loans outstanding and guarantees outstanding to Deseret accounted for 12.5% of total guarantees outstanding. Total loans and guarantees outstanding to Deseret equaled 26.6% of total Members' Equity, Members' Subordinated Certificates and the allowance for loan and guarantee losses.

Set forth below is a table showing CFC's guarantees as of the dates indicated. Substantially all guarantees have been provided on behalf of Power Supply members.

                                                                        May 31,
						   1995                  1994                   1993
							    (Dollar Amounts In Thousands)
Long-term tax-exempt bonds                      $1,496,930*           $1,494,200*           $1,576,230*
Debt portions of leveraged lease transactions      568,662               646,472               700,841
Indemnifications of tax benefit transfers          389,755               414,512               436,860
Other guarantees                                   119,575               100,643                99,800
     Total                                      $2,574,922            $2,655,827            $2,813,731

* Includes $1,200.1 million, $1,214.6 million and $1,120.8 million at May 31, 1995, 1994 and 1993, respectively, of adjustable rate pollution control bonds which can be tendered for purchase at specified times at the option of the holders (in the case of $376.7 million, $382.9 million and $358.6 million of such bonds outstanding at May 31, 1995, 1994 and 1993, respectively, at any time on seven days' notice, in the case of $254.5 million, $289.5 million and $233.2 million outstanding at May 31, 1995, 1994 and 1993, respectively, at any time on a minimum of one day's notice and in the case of the remainder on a five-week or semiannual basis). CFC has agreed to purchase any such bonds that cannot be remarketed. Since the inception of the program CFC has not been required to purchase any such bonds.

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

Loan and Guarantee Policies

Long-Term Loans to Utility Members

CFC makes long-term loans to both distribution and power supply members.
CFC's financial tests for determining the eligibility of a Utility Member initially to receive a long-term loan historically included two ratios, the Times Interest Earned Ratio ("TIER") and the Debt Coverage Ratio ("DSC").
TIER is the ratio of (x) net margins and patronage capital as defined under "The Rural Electric Systems_Financial Information" plus interest on long-term debt (including all interest charged to construction) to (y) interest on long-term debt (including all interest charged to construction). DSC is the ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization expense to (y) long-term debt service obligations. In applying the tests, obligations under contracts providing for payment whether or not the purchaser in fact receives electric power from the seller, guarantees and other contingent obligations are not considered debt, nor is interest on the proposed CFC loan given effect. In determining the eligibility of a member for a long-term loan, each of the above ratios is averaged for the best two of three calendar years preceding the date of determination, resulting in the "Average TIER" and "Average DSC".

Under CFC's historical lending policy, a member distribution system with an Average TIER and an Average DSC of at least 1.50 and 1.25, respectively, was generally eligible for a long-term mortgage loan from CFC. Under new lending criteria, established in early 1994, distribution systems must instead generally achieve an Average Modified DSC (as described herein) of 1.35.
The new DSC (also called the "Modified DSC" or "MDSC") calculation is the ratio of (x) operating margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization expense plus Non-operating Margins-Interest plus cash received in respect of generation and transmission and other capital credits to (y) long-term debt service obligations. Distribution systems will also be required to have achieved a 20% ratio of equity to total assets at the end of the preceding calendar year (the "Equity" test) to be eligible collateral for pledging under the 1994 Collateral Trust Bond Indenture. The average MDSC is computed using the average of the best two of three calendar years' ratios preceding the date of determination. The borrower is required to maintain these ratios at or above the minimum loan eligibility requirements as long as there is a balance outstanding on the loan.

Under present RUS policy, a system which meets the RUS concurrent mortgage requirement for Average TIER and Average DSC, 1.50 and 1.25, respectively, will generally be required to borrow a portion of its financial requirements from a supplemental lender. The extent of the supplemental loan required generally reflects the revenue productivity of the borrower's investment in plant, as measured by the ratio of its investment in plant to its operating revenues (the "plant-revenue ratio"). RUS regulations, however, permit borrowers which meet certain rate disparity, consumer income or extremely high rate tests to qualify for 100% RUS loans. Further, the Administrator of RUS has the authority to approve 100% RUS loans according to new qualifications established in 1993, or at his/her discretion on a case-by-case basis.

It is anticipated that many CFC loans to distribution systems will continue to be made in conjunction with loans by RUS. However, in addition to making concurrent loans, CFC's loan policy permits it to make 100% loans to member systems which meet the applicable minimum borrowing requirements. As of May 31, 1995, CFC had a total of $1,112.6 million in long-term loans committed and outstanding to 46 Utility Members which did not have long-term RUS loans outstanding. These systems have either prepaid their RUS loans or have never incurred any RUS debt.

Under CFC policy, a member Power Supply system having Average TIER and Average DSC of at least 1.0 in each case is eligible for a long-term loan from CFC. Loans have been made both for additions to or acquisition of existing power supply facilities and in connection with the construction of new power supply projects. Loans have also been made in connection with the termination costs associated with certain plant construction for cancelled power supply projects. However, most loans to CFC member Power Supply systems for new generating plants and transmission facilities have been made by other lenders (principally the FFB, which has typically offered rates lower than CFC's) under repayment guarantees from RUS, with RUS's rights as guarantor secured by a mortgage on the system's properties.

Under the RUS mortgage, distribution borrowers are required to design their rates to cover all operating expenses, including all payments in respect of principal and interest on notes when due, provide and maintain reasonable working capital and to maintain a TIER of not less than 1.5 and a DSC of not less than 1.25.

CFC has made and may continue to approve long-term secured loans to borrowers which fall below CFC's loan eligibility requirements. Such loans are made on a case-by-case basis, based upon the submission by the borrower of, among other things, a long-range financial forecast which indicates that the borrower will, in future years, meet the applicable minimum borrowing requirements. During the past five years, such loans accounted for 4.2% of the total dollar amount of loans approved. While certain borrowers may not meet the minimum eligibility requirements at the time of loan approval, such borrowers may meet the minimum eligibility requirements by the time the loan is fully advanced.

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

The rate on long-term fixed rate loans is set at the time of advance. In the event that there is more than one advance, each advance will receive the fixed rate in effect at the time of advance for the selected maturity period. Long-term fixed rate loans approved prior to May 31, 1984 had the fixed rate set at the time the loan was approved. Long-term fixed rate loans approved between May 31, 1984 and December 31, 1987 bear the applicable fixed rate in effect at the time of the first advance.

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

Prepayment of concurrent loans, where permitted by CFC and RUS, or otherwise agreed to by CFC and RUS, will be apportioned pro-rata between RUS and CFC based on the respective balances of their concurrent loans outstanding as of the date of prepayment. Prior to January 1, 1994, no fee was required on the prepayment of a standard seven-year fixed rate loan that was prepaid during a repricing cycle. Now all prepayments except those required to maintain the original RUS/CFC concurrent loan proportions will be subject to a prepayment fee.

Until December 1993, most long-term borrowers were required to purchase from CFC subordinated loan capital term certificates in an amount up to 7% of the loan amount. These certificates amortize along with the loan. For all loans advanced after December 1993, distribution systems may be required to purchase subordinated loan capital term certificates in an amount up to 3% of the loan amount or may not be required to purchase any certificates depending upon the borrower's leverage ratio with CFC (the ratio of the outstanding and available loan funds to subordinated certificates and allocated but unretired patronage capital), including the new loan. Power Supply members are required to purchase the certificates in amounts up to 10% of the loan amount.

CFC long-term loans made in conjunction with concurrent RUS loans are generally for terms of 35 years and under present policy are payable, after a short period during which interest only is payable, in level quarterly installments which include both accrued interest and a portion of the principal. Substantially all of CFC's present long-term mortgage loans to Utility Members are secured by a first mortgage lien upon all property (other than office equipment and vehicles) at any time owned by the borrower and future revenues. In the case of members whose property is already subject to a mortgage to RUS, RUS approval of the loan is required, even in the case of a 100% CFC loan, in order to accommodate RUS's mortgage lien so that CFC may share ratably in the security provided by the mortgaged property. CFC and RUS are then mortgagees in common, entitled to the security in proportion to the unpaid principal amounts of their respective loans. Mortgages do not require that the value of the mortgaged property be equal to the obligations secured thereby.

Events of default under the long-term mortgages include default in the payment of the mortgage notes, default (continuing after grace periods in some cases) in the performance of the covenants in the loan agreements or the mortgages, and events of bankruptcy and insolvency. Under common mortgages securing long-term CFC loans to distribution system members, RUS has the sole right to exercise remedies on behalf of all holders of mortgage notes for 30 days after default. If RUS does not act within 30 days or if RUS is not legally entitled to act on behalf of all noteholders, CFC may exercise remedies. Under common mortgages securing long-term CFC loans to, or guarantee reimbursement obligations of, power supply members, RUS retains substantial control over the exercise of mortgage remedies.

Intermediate-Term Loans to Utility Members

Intermediate-term loans are made to members for terms of up to five years.
The interest rates on intermediate-term loans are adjusted monthly (and may be adjusted semimonthly) to cover CFC's cost of capital raised to fund these loans plus increments estimated to cover general and administrative expenses, a provision for loan and guarantee losses and the maintenance of a reasonable margin. Intermediate-term loans that are classified as secured are secured by a first mortgage lien upon all property (other than office equipment and vehicles) at any time owned by the borrower and future revenues. Borrowers are generally not required to purchase additional subordinated certificates in CFC in conjunction with an intermediate-term loan.

Short-Term Loans to Utility Members

CFC makes short-term line of credit loans to its member distribution systems in amounts based on the system's monthly operation and maintenance expenses and prior year's additions to plant. Power Supply systems are eligible for lines of credit in amounts up to a maximum of $50 million, based on the system's quarterly operation and maintenance expenses. Loans made to distribution and Power Supply systems under such lines of credit are generally unsecured; are for a term not exceeding 12 months for Power Supply systems and not exceeding 60 months for distribution systems; and may be prepaid without premium and reborrowed in whole or in part during such term. Short-term loans with terms greater than 12 months are required to be paid down to a zero balance for five consecutive business days during each 12-month period.

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

Loans to Telecommunication Borrowers

RTFC makes long-term loans to rural telecommunication companies for the acquisition of telecommunication systems and the construction or upgrade of telephone, cellular and cable television systems as well as other legitimate corporate purposes.

Under RTFC policy, a telephone system with an Average DSC and an Average TIER of 1.25 and 1.50, respectively, is eligible for a long-term mortgage loan from RTFC. A cable television system with an Average DSC of 1.25 is eligible for a long-term mortgage loan. A cellular telephone system is eligible for a long-term mortgage loan if it can demonstrate the ability to achieve an Average DSC of 1.10 by the fifth year of operations, and maintain that requirement annually thereafter.

Security for RTFC long-term loans made to RUS borrowers consists of a first mortgage lien on the assets and revenues of the system on a pari passu basis with RUS. Security from non-RUS borrowers is considered on a case-by-case basis but generally a loan will not exceed 80% of the estimated initial value of the collateral. Long-term loans are made to RTFC borrowers for terms generally up to 15 years and amortized quarterly over the life of the loan. Borrowers with long-term loans approved after May 31, 1995 or with approved long-term loans that had not been advanced by May 31, 1995 will be required to purchase Subordinated Certificates from RTFC in amounts equal to 5% of the loan amount. Prior to May 31, 1995, borrowers were required to purchase Subordinated Certificates in amounts equal to 5% or 10% of the long-term loan amount, depending on the borrower classification.

The interest rate on long-term loans can be fixed for the full term of the loan or for a predetermined period. Alternatively, the borrower may elect a variable rate which is adjusted monthly (and may be adjusted semimonthly). A long-term variable rate loan may be converted to a fixed rate at any time. A long-term fixed rate loan may be converted to a variable rate without payment of a fee on a rate adjustment date, or at any other time upon payment of a fee, which is calculated to ensure that RTFC is made whole on the funding placed for that loan.

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

RTFC also provides short-term financing to telecommunication systems for periods up to 60 months. These short-term loans are typically in the form of a revolving line of credit which requires the borrower to pay off the balance for five consecutive business days at least once during each 12-month period. These loans are provided on an unsecured basis and are used primarily for normal cash management. Lines of credit are available to telecommunication systems generally in amounts not to exceed the greater of five percent of total
assets or 25% of equity in excess of 35% of total assets.   Borrowers are not
required to purchase Subordinated Certificates in RTFC as a condition to receiving a line of credit.

RTFC interest rates on all loans are set to cover the cost of funds, plus an increment estimated to cover general and administrative expenses, a provision for loan losses and the maintenance of a reasonable margin.

RTFC obtains funding for its loans through back-to-back borrowing from CFC, which in turn has a security interest in all RTFC's loans.

Loans to Associate Members

CFC also makes loans to Associate Members, which are non-profit or cooperative organizations owned, controlled or operated by a CFC Class A, B or C Member or by CFC (sponsor) and engaged primarily in furnishing nonelectric services within the sponsor's service area. Long-term loans are available to Associate Members for periods of one to 35 years and are secured by the assets financed or by a guarantee from a Utility Member, or both. The rate on these loans, to the extent funding sources are available, may be fixed for the full term of the loan or for a predetermined period. Alternatively, the borrower may elect a variable rate which is adjusted monthly (and may be adjusted semimonthly). Associate Members with long-term loans approved after May 31, 1995 or with approved long-term loans that had not been advanced by May 31, 1995 will be required to purchase a Subordinated Certificate equal to 5% of the loan amount. Prior to May 31, 1995, an Associate Member was required to purchase a Subordinated Certificate equal to 10% of the long-term loan amount.

CFC also provides short-term loans to Associate Members for periods of up to 60 months. The short-term loans are generally revolving lines of credit which may require the borrower to pay off the balance for five consecutive business days during each 12-month period. Borrowers are not required to purchase a subordinated certificate as a condition to receiving a short-term loan. Short-term interest rates are set monthly (and may be adjusted semimonthly). These loans are generally unsecured but are guaranteed by an operating distribution or power supply member of CFC.

Associate Member interest rates are set to cover the cost of funds plus an increment estimated to cover general and administrative expenses, a provision for loan losses and a reasonable margin.

RUS Guaranteed Loans

In connection with legislation which allowed certain systems to prepay existing borrowings from FFB without prepayment penalties or fees, CFC established a program under which it made long-term loans to members for the purpose of prepaying these loans. Each note evidencing such a loan was issued to a trust which in turn issued certificates evidencing its ownership to CFC. The principal and interest payments on these notes are 100% guaranteed by RUS. Under RUS regulations, the note rate may not exceed the rate borne by the system's prepaid borrowings from the FFB adjusted to reflect savings accrued since prepayment of the note compared with the rate on the prepaid borrowing. The systems are required to pay service fees to CFC in connection with these transactions. Most of these loans that have not been sold in public offerings have been transferred to GFC ($429.1 million outstanding at May 31, 1995.)
In addition, CFC services $681.1 million of these loans, held by the trustee, which have been sold in public offerings.

Guarantees of Pollution Control Facility and Utility Property Financings

CFC has guaranteed debt issued in connection with the construction or acquisition by CFC members of pollution control, solid waste disposal, industrial development and electric distribution facilities. Such debt is issued by governmental authorities and the interest thereon is exempt from Federal income taxation. The proceeds of the offering are made available to the member system, which in turn is obligated to pay the governmental authority amounts sufficient to service the debt. The debt, which is guaranteed by CFC, may include short- and long-term obligations.

In the event of a default by a system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantee and the bond issue will not be accelerated so long as CFC performs under its guarantee. The system is required to repay, on demand, any amount advanced by CFC pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all the system's assets, but CFC may not exercise remedies thereunder for up to two years following default. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

In connection with these transactions, the systems generally must purchase from CFC unsecured Subordinated Certificates in an amount up to 12% of the principal amount guaranteed and maturing at the final maturity of the related debt (but not less than 20 years). These certificates generally bear interest at the greater of the 34-year FFB interest rate, the interest rate on the longest maturity of the debt being guaranteed or 90% of the rate on the loan from CFC used to purchase the certificate. In addition, if a debt service reserve fund is created by CFC to secure the debt being issued, the system must buy an additional subordinated certificate, maturing at the time of the final maturity of the debt, in the amount of such reserve. No interest is paid on such certificate, but any earnings from investments held by the trustee of such debt service reserve funds will be credited against the system's debt service obligations. The system is also required to pay to CFC initial and/or on-going servicing fees in connection with these transactions.

Certain guaranteed long-term debt bears interest at variable rates which are adjusted at intervals of one to 270 days, weekly, each five weeks or semi-annually to a level expected to permit their resale or auction at par. At the option of the member on whose behalf it is issued and provided funding sources are available, rates on such debt may be fixed until maturity. Holders have the right to tender for purchase at par the debt when it bears interest at a variable rate and CFC has committed to purchase debt so tendered if it cannot otherwise be remarketed. While CFC holds the securities, the cooperative will pay interest to CFC at its intermediate-term loan rate.

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

Guarantees of Tax Benefit Transfers

CFC has also guaranteed members' obligations to indemnify against loss of tax benefits in certain tax benefit transfers that occurred in 1981 and 1982. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured on a pari passu basis with RUS by a first lien on substantially all the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law in 1982, no further guarantees of this nature have occurred since 1982 and no more are anticipated. In connection with these transactions, the members purchased from CFC an unsecured Subordinated Certificate in an amount up to 12% of the amount guaranteed.

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

CFC Financing Factors

Funding for the Company's loan programs are derived from Members' Equity (net margins, retained as allocated but unreturned patronage capital), from the sale of its Subordinated Certificates (see Note 3 to Combined Financial Statements), Collateral Trust Bonds, Medium-Term Notes, Commercial Paper and Bank Bid Notes. CFC's ability to obtain short- and long-term funds from external sources as needed depends on such factors as its reputation in the investment community, its financial condition and that of its members, the depth and liquidity of the markets in which it participates, market factors outside of its control, its ability to conduct its operations to meet or exceed the financial standards of performance expected by investment markets and credit rating agencies and the continued support of its members.

Each year CFC allocates its net margins (operating margin plus nonoperating income) among its members in proportion to interest earned by CFC from such members within various loan pools. These allocations are evidenced by Patronage Capital Certificates which bear no interest or dividends and hav e no stated maturity. These amounts are available for use in CFC's operations pending their retirement. CFC's current policy is to retire Patronage Capital Certificates representing 70% of the prior year's allocation during the following year and the remaining 30% after 15 years, if permitted by CFC's contractual obligations and to the extent that the Board of Directors in its discretion may determine from time to time that the financial condition of CFC will not be impaired as a result. RTFC's current policy is to retire 70% of current year's margins within 8r months of the end of the fiscal year with the remainder to be retired at the discretion of RTFC's Board of Directors. GFC's current policy is to retire 100% of current year's margins shortly after the end of the fiscal year.

As a condition of membership, CFC members have subscribed to Capital Term Certificates, which like CFC's other Subordinated Certificates are unsecured subordinated obligations of CFC. They generally mature 100 years after issuance and bear interest at the rate of 5% per annum. The purchase of Subordinated Certificates may also be required as a condition of each long-term loan and certain intermediate-term loans made by CFC to its members (Subordinated Certificates issued in connection with loans made prior to June 1, 1983, earn 3% annually, and Subordinated Certificates for loans approved on or after that date are noninterest-bearing). Subordinated Certificates, bearing interest at various rates, are also required to be purchased in connection with CFC guarantees of member debt. The maturity of Subordinated Certificates purchased in connection with loans and guarantees generally coincides with the maturity of the related loan or guaranteed debt.
Membership certificates and loan and guarantee certificates represented 52% and 48%, respectively, of total Subordinated Certificates outstanding at May 31, 1995.

To fund a portion of its long-term fixed rate loan program, CFC issues intermediate- and long-term senior secured Collateral Trust Bonds and senior unsecured Medium-Term Notes with differing maturities, interest rates and redemption provisions. The Collateral Trust Bonds are secured by pledges of eligible mortgage notes with a principal amount at least equal to the total amount of bonds outstanding. If certain minimum eligibility ratios are not maintained, the mortgage notes affected must be replaced with other eligible collateral. In addition, variable rate funding supported by an equal amount of interest rate exchange agreements is used to fund long-term fixed rate loans (see Note 5 to Combined Financial Statements).

The Company issues Commercial Paper through dealers and directly to members and other eligible nonmember investors to provide funds for short-, intermediate- and long-term variable rate loans to members, including RUS guaranteed loans, and temporarily to fund long-term fixed rate loans to members prior to funding with long-term debt. Commercial Paper could also be used to fund purchases of tax-exempt securities which CFC may be obligated to purchase pursuant to its commitment to act as standby purchaser. In addition, CFC may issue Commercial Paper in excess of its own funding needs in order to provide its members an investment vehicle for their excess funds; CFC uses the proceeds from such issuances to purchase short-term obligations of other issuers. Commercial Paper outstanding at May 31, 1995, 1994 and 1993, net of discount related to the issuance of dealer Commercial Paper, was approximately $3,892.6 million, $3,429.0 million and $2,198.6 million, respectively. The outstanding Commercial Paper at May 31, 1995, 1994 and 1993 had average maturities of 68 days, 36 days and 46 days, respectively. The amount of such outstanding Commercial Paper sold directly by CFC to its members and eligible nonmembers as a percentage of total outstanding Commercial Paper was 29% as of May 31, 1995 versus 31% at May 31, 1994.

CFC also issues short-term Bank Bid Notes to fund its variable rate loans. These bid notes are unsecured loan obligations. Bid note facilities are uncommitted lines of credit for which CFC does not pay a fee. The amount of Bank Bid Notes outstanding as of May 31, 1995, 1994 and 1993 was $350.0 million, $ 209.0 million and $ 335.0 million, respectively.

As of May 31, 1995, CFC had two revolving credit agreements totaling $4,050.0 million with 55 banks, including Morgan Guaranty Trust Company of New York as Arranger,Administrative Agent and Co-Syndication Agent and the Bank of Nova Scotia as Co-Syndication Agent. These credit facilities were arranged principally to provide liquidity support for CFC's outstanding Commercial Paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed for the benefit of its members.

Under the respective revolving credit agreements, CFC can borrow up to $2,430.0 million until February 28, 2000 (the "five-year facility"), and an additional $1,620.0 million until February 27, 1996 (the "364-day facility"). Any amounts outstanding will be due on those dates. In connection with the five-year facility, CFC pays a per annum facility/commitment fee of .125 of 1%. The per annum facility fee for the 364-day facility is .10 of 1%. If CFC's short-term ratings decline, these fees may be increased by no more than
 .1125 of 1%. Borrowings under both agreements will be at one or more rates as defined in the agreements, as selected by CFC.

The revolving credit agreements require CFC among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,345.0 million (increased each fiscal year by 90% of net margins not distributed to members) and an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated debt and restrict, with certain exceptions, the creation by CFC of liens on its assets and contain certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination date. As of May 31, 1995 CFC was in compliance with all covenants and conditions.

As of May 31, 1995 there were no borrowings outstanding under the revolving credit agreements. On the basis of the five-year facility, at May 31, 1995, CFC classified $2,430.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,430.0 million of notes payable outstanding during the next 12 months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions therein.

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

Set forth below is a table showing CFC's outstanding borrowings and the weighted average interest rates thereon as of the dates shown:

							     Amounts Outstanding at May 31,
(Dollar Amounts In Thousands)                   1995                    1994                    1993
Long- and intermediate-term debt: (A)
   9 3/8% Series Q Bonds, Due 1995(B)                0                       0                 149,800
   9 5/8% Series R Bonds, Due 1996(B)                0                       0                  99,600
   9.85% Series S Bonds, Due 1996(B)                 0                       0                  99,700
   9.5% Series T Bonds, Due 1997               150,000                 150,000                 149,800
   8.5% Series U Bonds, Due 1998               149,800                 149,800                 149,800
   7.40% Series A Bonds, Due 2007  (B)               0                   2,819                   6,319
   Floating Rate Series E-2 Bonds,
      Due 2010                                   2,189                   2,253                   2,279
   9% Series O Bonds, Due 2016                  82,289                  87,400                  91,600
   9% Series V Bonds, Due 2021                 150,000                 150,000                 149,800
   Floating Rate Series 1994A, Due 1996        150,000                       0                       0
   Medium-Term Notes and weighted
      average interest rates                   573,637     (7.23%)     472,208     (6.99%)     456,538     (7.29%)
	 Total long-and intermediate-term
	 debt and weighted average interest
	 rates (C)                           1,257,915 (D) (7.90%)    1,014,480    (8.06%)   1,355,236     (8.56%)
   Members' Subordinated Certificates,
      including advance payments and
      weighted average interest rates (E)    1,096,466     (4.36%)    1,086,529    (4.46%)   1,066,755     (4.58%)
	 Total long- and intermediate-term
	 debt and Members' Subordinated
	 Certificates and weighted average
	 interest rates                     $2,354,381     (6.25%)   $2,101,009    (6.20%)  $2,421,991     (6.81%)
   Short-term debt(F) and weighted
      average interest rates(G)             $4,242,570     (6.11%)   $3,637,975    (4.23%)  $2,533,624     (3.14%)
      Total debt and weighted average
	 interest rates at May 31           $6,596,951     (6.16%)   $5,738,984    (4.95%)  $4,955,615     (4.93%)

(A) Net of $1.1 million, $ 0.2 million and $ 1.5 million principal amount of bonds held in treasury at May 31, 1995, 1994 and 1993, respectively, all of which was purchased in connection with CFC's deferred compensation program.
(B) The Series Q Collateral Trust Bonds were called on June 16, 1993, at par. The Series R Collateral Trust Bonds were called on February 2, 1994, at par. The Series S Collateral Trust Bonds were called on April 18, 1994, at par. The Series A Collateral Trust Bonds were called on December 1, 1994, at par.

(C) Excludes $2,430.0 million, $2,030.0 million and $ 2,030.0 million of Commercial Paper classified as long-term debt as of May 31, 1995, 1994 and 1993, respectively (see Note 4 to Combined Financial Statements).

(D) Total long- and intermediate-term debt includes $262.7 million which will be due or is expected to be redeemed during fiscal year 1996.

(E) Excluding $114.1 million, $ 107.1 million and $ 116.5 million of Debt Service Reserve Certificates, and $24.3 million, $ 29.3 million and
     $ 32.4 million of subscribed but unissued Subordinated Certificates as of May 31, 1995, 1994 and 1993, respectively, since such funds are not generally available for investing in earning assets.

(F) Net of discount; includes $2,430.0 million, $2,030.0 million and $ 2,030.0 million of Commercial Paper classified as long-term debt as of May 31, 1995, 1994 and 1993, respectively. Includes $350.0 million, $ 209.0 million and $ 335.0 million of Bank Bid Notes at May 31, 1995, 1994 and 1993, respectively (see Note 4 to Combined Financial Statements).

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

						      Years ended May 31,
						     1995     1994     1993
	Short-term borrowings                        5.59%    3.67%    3.61%
	Long-term borrowings                         8.15%    8.63%    8.92%
	     Total short- and long-term borrowings   6.15%    5.14%    5.80%

Tax Status

In 1969, CFC obtained a ruling from the Internal Revenue Service (the "IRS") recognizing CFC's exemption from the payment of Federal income taxes under
Section 501(c)(4) of the Internal Revenue Code. Such exempt status could be removed as a result of changes in legislation or in administrative policy or as a result of changes in CFC's business. CFC believes that its operations have not changed materially from those described to the IRS. CFC's affiliates RTFC and GFC are taxable Subchapter T corporations.

Investment Policy

Surplus funds are invested pursuant to policies adopted by CFC's Board of Directors. Under present policy, surplus funds may be invested in direct obligations of or obligations guaranteed by the United States or agencies thereof, the World Bank, or certain high quality Commercial Paper, obligations of foreign governments, Eurodollar deposits, bankers' acceptances, bank letters of credit, certificates of deposit or working capital acceptances. The policy also permits investments in certain types of repurchase agreements with highly rated financial institutions, whereby the assets consist of eligible securities listed above set aside in a segregated account. CFC typically has two types of funds available for investment: (1) the debt service reserve funds held by the Collateral Trust Bond Trustee under the Collateral Trust Bond Indenture between CFC and Chemical Bank ("1972 Indenture"), used to make bond interest and sinking fund payments; and
(2) member loan payments and Commercial Paper investments in excess of the daily cash funding requirements. Debt service reserve funds are invested with maturities scheduled to coincide with interest and sinking fund payment dates.

Other Sources of Loans to CFC Members

In addition to CFC, there are other lending sources which supplement RUS financing. At May 31, 1995, CFC had long-term mortgage loans committed or outstanding to distribution systems totaling approximately $4,940.0 million, and to CFC's knowledge other lenders, excluding RUS, had loans, at May 31, 1995, totaling approximately $702.2 million. At May 31, 1995, CFC had committed or outstanding long-term mortgage loans for power supply projects totaling approximately $1,388.1 million, of which $429.1 million was fully guaranteed by RUS, and to CFC's knowledge other lenders, excluding RUS and FFB, had such loans committed or outstanding for power supply projects in a total amount of approximately $4,570.1 million.

Employees

At May 31, 1995, CFC had 134 employees, including engineering, financial and legal personnel, management specialists, loan examiners, accountants and support staff. CFC believes that its relations with its employees are good.

	THE RURAL ELECTRIC AND TELEPHONE SYSTEMS

General

CFC's 903 rural electric Utility Members as of May 31, 1995, were drawn from the approximately 930 (at December 31, 1993) rural electric utility systems (the "systems") which were eligible for RUS loans. A large proportion of the eligible systems are members of CFC and information regarding these systems is available in the Annual Statistical Reports of RUS (the "RUS Reports"), therefore commentary in this section is based on information about the systems generally, rather than CFC members alone (see Note on page 20). However, the Composite Financial Statements on pages 21 to 25 relate only to CFC Utility Members. At December 31, 1993 and for the year then ended, CFC's members accounted for approximately 98% of the total utility plant, 93% of the total equity, 97% of the net margins and 93% of the total number of systems covered by RUS Reports, and CFC believes that its members are representative of the systems as a whole.

Although generally stable retail rates have been the historical pattern for RUS borrowers, in the 1970's and early 1980's rising costs of fuel, material, labor, capital and wholesale power required rate increases by most of the distribution systems. Increases in costs have also resulted in rate increases by the power supply systems. Virtually all power contracts between power supply systems and their member distribution systems provide for rate increases to cover increased costs of supplying power, although in certain cases such increases must be approved by regulatory agencies. During the last five years, costs and rates have generally been stable.

The RUS Program

Since the enactment of the Rural Electrification Act in 1936, RUS has financed the construction of electric generating plants, transmission facilities and distribution systems in order to provide electricity to persons in rural areas who were without central station service. Principally through the organization of systems under the RUS loan program in 46 states and U.S. territories, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11% in 1934 to almost 99% currently. Rural electric systems serve 11% of all consumers of electricity in the United States and its territories. They account for approximately 8% of total sales of electricity and about 7% of energy generation and generating capacity.

In 1949, the Act was amended to allow RUS to lend for the purpose of furnishing and improving rural telephone service. At December 31, 1993, 883 of RUS's 940 telephone borowers provided service to 5.6 million subscribers throughout the United States and its territories (reporting information was not available for the remaining 57 borrowers).

The Rural Electrification Act provides for RUS to make insured loans and to provide other forms of financial assistance to borrowers. RUS is authorized to make direct loans, at below market rates, to systems which are eligible to borrow from it. RUS is also authorized to guarantee loans which have been used mainly to provide financing for construction of Bulk Power Supply Projects. Guaranteed loans bear interest at a rate agreed upon by the borrower and the lender (which generally has been the FFB). For telephone borrowers, RUS also provides financing through the Rural Telephone Bank
(the "RTB"). The RTB is a government corporation providing financing at rates reflecting its cost of capital. RUS exercises a high degree of financial and technical supervision over borrowers' operations. Its loans and guarantees are generally secured by a mortgage on substantially all of the system's property and revenues.

Legislation has been proposed which would provide funding of $590 million for the RUS insured loan program for electric borrowers for FY 1995 and $370 million for the telephone borrowers through RUS and the RTB. In addition, funding of $300 million was proposed for the RUS guaranteed electric loan program and funding of $120 million was proposed for the RUS guaranteed telephone loan program.

Legislation has been enacted which allows RUS electric borrowers to prepay their loans to RUS at a discount based on the government's cost of funds at the time of prepayment. If a borrower chooses to prepay its notes, it becomes ineligible for future RUS lending for a period of ten years, except in certain specified instances. Regulations regarding the note buy-out, relating to computation of discount and certain issues concerning potential taxes on gains, were adopted on March 22, 1994. As of May 31, 1995, 34 borrowers have either fully prepaid or partially prepaid their RUS notes, under the provisions adopted in 1994, in the total amount of $437.3 million.

Distribution Systems

Distribution systems are local utilities distributing electric power, generally purchased from wholesale sources, to consumers in their service areas. Virtually all are locally-managed cooperative, non-profit associations, and most have been in operation for at least 40 years. At December 31, 1993, the approximate number of consumers served by RUS electric borrowers was 12.4 million, representing an estimated 32.5 million ultimate users. Aggregate operating revenues of the distribution systems from sales of electric energy for the year ended December 31, 1993, totaled $15.1 billion, of which 66% was derived from the sales of electricity to residential consumers (farm and non-farm), 30% from such sales to commercial and industrial consumers and the remainder from sales to various other consumers.

The composite TIER of CFC member distribution systems increased to 2.54 in 1993 from 2.19 in 1992. The composite DSC ratio increased to 2.44 in 1993 from 2.07 in 1992. Composite equity as a percent of total assets for member distribution systems increased from 39.44% at December 31, 1992 to 40.83% at December 31, 1993.

The cost of purchased wholesale power in 1993 amounted to 65.95% of the total revenues of the distribution systems. Information from RUS concerning the amount of energy generated and purchased by RUS borrowers including distribution systems during the 12 months ended December 31, 1993 (1994 data is not available) indicates that 20.1% was purchased from power companies including investor-owned utilities and industrial and manufacturing corporations, 52.8% from rural electric power supply systems and other distribution systems having generating facilities, 19.4% from Federal agencies and 7.7% from publicly-owned power suppliers, such as municipal systems.

Wholesale power supply contracts ordinarily guarantee neither an uninterrupted supply nor a constant cost of power. Contracts with RUS-financed Power Supply systems (which generally require the distribution system to purchase all its power requirements from the Power Supply system) provide for rate increases to pass along increases in sellers' costs (subject in certain cases to regulatory approval). The wholesale power contracts permit the Power Supply system, subject to approval by RUS and, in certain circumstances, regulatory agencies, to establish rates to its members so as to produce revenues sufficient, with revenues from all other sources, to meet the costs of operation and maintenance (including, without limitation, replacements, insurance, taxes and administrative and general overhead expenses) of all generating, transmission and related facilities, to pay the cost of any power and energy purchased for resale, to pay the costs of generation and transmission, to make all payments on account of all indebtedness and leases of the Power Supply system and to provide for the establishment and maintenance of reasonable reserves. The rates under the wholesale power contracts are required to be reviewed by the Board of Directors of the Power Supply system at least annually.

Power contracts with investor-owned utilities and Power Supply systems which do not borrow from RUS generally have rates subject to regulation by the Federal Energy Regulatory Commission. Contracts with Federal agencies generally permit rate changes by the selling agency (subject, in some cases, to Federal regulatory approval). In the case of many distribution systems, only one power supplier is within a feasible distance to provide wholesale electricity.

Power Supply Systems

Power Supply systems are utilities which purchase or generate electric power and provide it wholesale to distribution systems for delivery to the ultimate retail consumer. Of the 62 operating Power Supply systems financed in whole or in part by RUS or CFC at December 31, 1994, 61 were cooperatives owned directly or indirectly by groups of distribution systems and one was government owned. Of this number, 39 had generating capacity of at least 100,000 kilowatts, and eight had no generating capacity. Six of the eight systems with no generating capacity operated transmission lines to supply certain distribution systems, one has applied for RUS financing for its first transmission facility and one is currently building its first transmission facilities. Certain other Power Supply systems had been formed but did not yet own generating or transmission facilities. At December 31, 1994, the 55 Power Supply systems reporting to RUS owned 145 generating plants with a total generating capacity of approximately 29,597,000 kilowatts, or approximately 4.3% of the nation's estimated electric generating capacity, and served 716

RUS distribution system borrowers (representing an average for the year of approximately 8.5 million consumers). Certain of the Power Supply systems which own generating plants lease these facilities to others and purchase their power requirements from the lessee-operators.

Of the Power Supply systems' total generating capacity in place as of December 31, 1994, steam plants accounted for 94.2% (including nuclear capacity representing approximately 10.2% of such total generating capacity), internal combustion plants accounted for 5.5% and hydroelectric plants accounted for 0.3%. RUS loans and loan guarantees as of December 31, 1994, have provided funds for the installation of over 34,031,000 kilowatts, of which nuclear is approximately 3,806,000 kilowatts, or 11.2% of the total, of which 1,279,000 kilowatts have officially been cancelled, or 3.8% of the total.

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

While the level of funds needed for new generating units is expected to be low over the next few years, the need for transmission and capital additions will continue to generate substantial long-term capital requirements. The Power Supply systems are expected to continue to seek to satisfy these requirements primarily through the RUS loan guarantee program.

Telephone Systems

As of December 31, 1993, (complete data at December 31, 1994 was not yet available) there were 883 telephone systems that were RUS borrowers. The 883 telephone systems included 243 cooperative, not-for-profit organizations and 640 commercial, for-profit organizations. These organizations provided telephone service to approximately 5.6 million consumers and owned approximately 886,000 miles of telephone lines. Total assets at December 31, 1993 were $13.3 billion, with a composite TIER of 4.15 and composite equity ratio of 43.6%. The telephone systems operate in all fifty states and seven U.S. territories.

The RTB was created by a 1971 amendment to the Rural Electrification Act (the "Act") to serve as a source of supplemental financing for rural telephone systems. To initially capitalize the RTB, between 1971 and 1991, the government purchased $592 million in Class A stock of the RTB. RTB borrowers who are required to purchase class B stock in an amount equal to five percent of the amount of each loan have, as of June 30, 1995, invested $524 million. In addition, borrowers and other eligible entities have purchased $112 million in Class C stock of the RTB.

The Act provides that the RTB is to redeem and retire the government's Class A stock as soon as practicable after September 30, 1995, but not to the extent that the bank's board determines that such retirement would impair the operation of the RTB. The minimum amount of Class A stock to be retired each year after September 30, 1995 is the amount of the Class B stock that is issued. Language in the United States Government Fiscal Year 1996 House Agriculture Appropriations Bill would limit the amount of Class A stock that can be redeemed in fiscal year 1996 to five percent of the amount of Class A stock outstanding. The Senate has not yet passed its bill, but is likely to adopt the House provision or retain the statutory minimum.

Regulation and Competition

The degree of regulation of rural electric systems by state authorities varies from state to state. The retail rates of rural electric systems are regulated in 16 states (in which there are 248 systems). Distribution systems in these states account for 28% of the total operating revenues and patronage capital of all distribution systems nationwide. State agencies, principally public utility commissions, of 19 states regulate those states' 276 systems as to the issuance of long-term debt securities. In five states (in which there are 51 systems) state agencies regulate, to varying degrees, the issuance of short-term debt securities. Since 1967, the Federal Power Commission and its successor, the Federal Energy Regulatory Commission ("FERC"), which regulates interstate sales of energy at wholesale, have taken the position that it lacks jurisdiction to regulate cooperative rural electric systems which are current borrowers from RUS. However, rural electric cooperatives that pay off their RUS debt or never incur RUS debt may be regulated by FERC with respect to financing and/or rates. At present, four Power Supply systems and one distribution system are regulated by FERC.

Varying degrees of territorial protection against competing utility systems are provided to distribution systems in 41 states (in which over 92% of the distribution systems are located). Changes in administrative or legislative policy in several states, or Federal legislation, may result in more or in less territorial protection for the distribution systems.

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

FERC has released notice of proposed rulemaking (the "MegaNOPR") to solicit comments on pending policy changes aimed at increasing access to the nation's electric transmission lines. The proposed changes would require utilities with power transmission lines to grant access at a set fee to anyone seeking to use those lines. The avowed purpose of this initiative is to promote competition in bulk power markets.

The impact of such regulations, if adopted, on the rural electric systems would depend upon the final rules regarding many issues, including (1) the pricing of the tariffs filed by FERC regulated public utilities, and the pancaking (adding of tariffs for systems crossed) effect of wheeling over several systems; (2) how existing contracts are handled; (3) the definition and recoverability of "stranded costs" imposed on departing customers;
(4) practical limits placed on access; (5) the owner's obligation to upgrade its transmission system to accomodate service and RUS interpretation of RE Act beneficiary use of the cooperative's facilities' ; and (6) reciprocity requirements (i.e., to offer service as a condition of requesting service), and affiliated organization issues (would a G&T's obligation extend to its distribution members).

Section 211 of the Federal Power Act as amended by the Energy Policy Act of 1992 classifies any cooperative with significant transmission assets as a "transmitting utility". Under the provisions of this Act, FERC has the authority to order such cooperatives to wheel power for unaffiliated entities. Under sections 205 and 206 of the Federal Power Act, cooperatives that pay off their RUS debt are treated as "public utilities". FERC is proceeding under the legal theory that, under these sections, it can order "public utilities" to provide open access.

All telephone systems are regulated by the Federal Communications Commission (the "FCC") with respect to long distance access rates. Most states also regulate local rates.

Financial Information

The systems differ from investor-owned utilities in that the vast majority are cooperative, non-profit organizations operating under policies which provide that rates should be established so as to minimize rates over the long-term.

Revenues in excess of operating costs and expenses are referred to as "net margins and patronage capital" and are treated as equity capital furnished by the systems' consumers. This "capital" is transferred to a balance sheet account designated as "patronage capital", and is usually allocated to consumers in proportion to their patronage. Such capital is not refunded to them for a period of years during which time it is available to the system to be used for proper corporate purposes. Subject to their applicable contractual obligations, the systems may refund such capital to their members when doing so will not impair the systems' financial condition. In the terminology of the Uniform System of Accounts prescribed by RUS for its borrowers, "operating revenues and patronage capital" refers to all utility operating income received during a given period.

Similar to the practice followed by investor-owned utilities pursuant to FERC procedures and as prescribed by RUS, the systems capitalize as a cost of construction the interest charges on borrowed funds ("interest charged to construction") and the estimated unearned interest attributable to internally-generated funds ("allowance for funds used during construction") used in the construction of generation, and to a lesser extent transmission and distribution facilities. This accounting policy, which increases net margins by the amounts of these actual and imputed interest charges, is based on the premise that the cost of financing construction is an expenditure serving to increase the productive capacity and value of the utility's assets and thus should be included in the cost of the assets constructed and recovered over the life of the assets. In the case of Power Supply systems, RUS has included in its direct loans and guarantees of loans amounts sufficient to meet the estimated interest charges during construction. If the foregoing accounting policy were not followed, utilities would presumably request regulatory permission, if applicable, to increase their rates to cover such costs. The amounts of interest charged to construction and allowance for funds used during construction capitalized by distribution systems are relatively insignificant. Because Power Supply systems generally expend substantial amounts on long-term construction projects, the application of this accounting policy may result in substantially lower interest expense and in substantially higher net margins for such systems during construction than would be the case if such a policy were not followed.

On the following pages are tables providing composite statements of revenues, expenses and patronage capital of the distribution systems which were members of CFC and the Power Supply systems which were members of CFC during the five years ended December 31, 1993, and their respective composite balance sheets at the end of each such year. Complete RUS data for the year ended December 31, 1994 was not available prior to the filing of this report.

      NOTE: Statistical information in the RUS Reports has not been examined by CFC's independent public accountants, and the number and geographical dispersion of the systems have made impractical an independent investigation by CFC of the statistical information available from RUS. The RUS Reports are based upon financialstatements submitted to RUS, subject to year-end audit adjustments, by reporting RUS borrowers and do not, with minor exceptions, take into account current data for certain systems, primarily those which are not active RUS borrowers. As of December 31, 1993, 163 RUS borrowers had repaid their RUS loans in full and were accordingly not subject to RUS reporting requirements.

	  NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
	       AS REPORTED BY CFC MEMBER DISTRIBUTION SYSTEMS

	The following are unaudited figures which are based
	  upon financial statements submitted to RUS or to
	       CFC by CFC Member Distribution Systems

								Years Ended December 31,
(Dollar Amounts In Thousands)                          1993            1992           1991             1990            1989
Operating revenues and patronage capital          $15,072,400     $13,921,515     $13,446,544     $12,819,204     $12,303,951
Operating deductions:
	Cost of power (1)                           9,882,450       9,211,421       8,979,920       8,558,404       8,363,149
	Distribution expense (operations)             366,148         346,183         327,787         307,649         289,525
	Distribution expense (maintenance)            643,390         589,722         558,291         528,746         496,245
	Administrative and general expenses (2)     1,398,749       1,287,224       1,215,158       1,137,154       1,060,641
	Depreciation and amortization expense         879,957         828,966         775,049         724,951         676,706
	Taxes                                         396,024         365,473         337,898         313,403         299,542
	   Total                                   13,566,718      12,628,989      12,194,103      11,570,307      11,185,808
Utility operating margins                           1,505,682       1,292,526       1,252,441       1,248,897       1,118,143
Non-operating margins                                 110,612         157,912         175,993         201,798         202,183
Power supply capital credits (3)                      274,250         219,638         201,708         163,580         135,394
	   Total                                    1,890,544       1,670,076       1,630,142       1,614,275       1,455,720
Interest on long-term debt (4)                        730,078         749,594         763,070         741,465         691,738
Other deductions                                       36,644          27,841          18,953          22,607          20,396
	   Total                                      766,722         777,435         782,023         764,072         712,134
Net margins and patronage capital                  $1,123,822     $   892,641     $   848,119     $   850,203     $   743,586
TIER (5)                                                 2.54            2.19            2.11            2.15            2.07
DSC (6)                                                  2.44            2.07            2.13            2.16            2.09
MDSC (7)                                                 2.21            1.99            2.06            2.05            2.03
Number of systems included                                825             821             819             820             822


(1) Includes cost of purchased power, power production and transmission expense, separately listed in the applicable RUS Report.
(2) Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses, separately listed in the applicable RUS Report.
(3) Represents net margins of Power Supply systems and other associated organizations allocated to their member distribution systems and added in determining net margins and patronage capital of distribution systems under RUS accounting practices. Cash distributions of this credit have rarely been made by the Power Supply systems and such other organizations to their members.
(4) Interest on long-term debt is net of interest charged to construction, which is stated separately as a credit in RUS Reports. For a description of the reasons for, and the effect on net margins and patronage capital of, the accounting policies governing interest charged to construction and allowance for funds used during construction, see "Financial
     Information". CFC believes that amounts incurred by distribution systems for interest charged to construction and allowance for funds used during construction are immaterial relative to their total interest on long-term debt and net margins and patronage capital.
(5) Determined by adding interest on long-term debt (in each year including all interest charged to construction) and net margins and patronage capital and dividing the total by interest on long-term debt (in each year including all interest charged to construction).
(6) The ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations.
(7) Modified DSC ("MDSC") calculation is the ratio of (x) operating margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization expense plus Non-operating Margins-Interest plus cash received in respect of generation and transmission and other capital credits to (y) long-term debt service obligations.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
			COMPOSITE BALANCE SHEETS
	      AS REPORTED BY CFC MEMBER DISTRIBUTION SYSTEMS

	  The following are unaudited figures which are based
	    upon financial statements submitted to RUS or to
		  CFC by CFC Member Distribution Systems

						       At December 31,
(Dollar Amounts In Thousands)                     1993            1992            1991            1990            1989
Assets and other debits:
  Utility plant:
    Utility plant in service                   $29,172,898     $27,502,596     $25,846,550     $24,370,100     $22,754,138
    Construction work in progress                  697,329         619,764         615,425         623,356         650,533
       Total utility plant                      29,870,227      28,122,360      26,461,975      24,993,456      23,404,671
    Less:  accumulated provision for
      depreciation and amortization              7,992,325       7,401,028       6,812,221       6,330,979       5,879,089
       Net utility plant                        21,877,902      20,721,332      19,649,754      18,662,477      17,525,582
  Investments in associated organizations (1)    2,847,260       2,585,621       2,405,290       2,255,370       2,123,391
  Current and accrued assets                     3,733,893       3,611,874       3,624,025       3,585,399       3,362,784
  Other property and investments                   366,452         343,734         323,445         311,937         248,245
  Deferred debits                                  463,194         439,529         342,855         287,294         263,002
       Total assets and other debits           $29,288,701     $27,702,090     $26,345,369     $25,102,477     $23,523,004

Liabilities and other credits:
  Net worth:
    Memberships                                $   100,689     $    98,450  $       93,207  $       91,827  $       88,972
    Patronage capital and other equities (2)    11,859,273      10,826,559       9,966,135       9,275,621       8,460,725
       Total net worth                          11,959,962      10,925,009      10,059,342       9,367,448       8,549,697
  Long-term debt (3)                            14,569,363      14,303,024      13,958,473      13,461,363      12,681,327
  Current and accrued liabilities                2,066,601       1,898,868       1,755,336       1,734,385       1,741,832
  Deferred credits                                 598,997         555,618         554,149         521,339         534,176
  Miscellaneous operating reserves                  93,778          19,571          18,069          17,942          15,972

       Total liabilities and other credits     $29,288,701     $27,702,090     $26,345,369     $25,102,477     $23,523,004

Equity Percentage (4)                                40.8%           39.4%           38.2%           37.3%           36.4%
Number of systems included                            825             821             819             820             822

(1) Includes investments in service organizations, power supply capital credits and investments in CFC.

(2) Includes non-refundable donations or contributions in cash, services or property from states, municipalities, other government agencies, individuals and others for construction purposes separately listed in the applicable RUS Report.

(3)  Principally debt to RUS and includes $3,607,159, $3,536,794, $3,435,994,
     $3,283,689, and $3,018,608 for the years 1993, 1992, 1991, 1990 and 1989, respectively, due to CFC.

(4)  Determined by dividing total net worth by total assets and other debits.

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
	      AS REPORTED BY CFC MEMBER POWER SUPPLY SYSTEMS

	     The following are unaudited figures which are based
	       upon financial statements submitted to RUS or to
		    CFC by CFC Member Power Supply Systems

																		       Years Ended December 31,
(Dollar Amounts In Thousands)                      1993            1992            1991            1990           1989
Operating revenues and patronage capital       $9,976,560      $ 9,111,434     $ 8,615,165     $ 8,553,618     $ 8,589,575
Operating deductions:
  Cost of power (1)                             6,606,419        5,855,131       5,541,332       5,461,628       5,436,747
  Transmission expense (operations)                14,391           12,959          11,445           9,451           8,109
  Transmission expense (maintenance)               11,081           11,300          11,315          10,611           8,425
  Administrative and general expenses (2)         333,278          390,521         363,646         338,256         312,364
  Depreciation and amortization expenses          902,810          872,657         819,586         821,943         796,955
  Taxes                                           223,122          233,420         239,588         182,279         233,891
    Total                                       8,091,101        7,375,988       6,986,912       6,824,168       6,796,491
Utility operating margins                       1,885,459        1,735,446       1,628,253       1,729,450       1,793,084
Non-operating margins                             328,958          280,810         329,419         328,349         305,067
Power supply capital credits (3)                   47,838           30,771          28,405          12,452          19,259
    Total                                       2,262,255        2,047,027       1,986,077       2,070,251      2,117,410
Interest on long-term debt (4)                  2,014,794        2,075,939       1,999,107       1,968,531       1,839,641
Other deductions                                  184,902          137,344          42,862         203,548         330,870
    Total                                       2,199,696        2,213,283       2,041,969       2,172,079       2,170,511
Net margins and patronage                      $   62,559        $(166,256)     $  (55,892)      $(101,828)    $   (53,101)
TIER (5)                                              .98              .92             .97             .95             .97
DSC (6)                                              1.03             1.05            1.06            1.05            1.08
Number of systems included (7)                         50               50              49              50              51

(1) Includes cost of purchased power, power production and transmission expense, separately listed in the applicable RUS Report.
(2) Includes sales expenses and consumer accounts expense and consumer service and informational expense as well as other administrative and general expenses, separately listed in the applicable RUS Report.
(3) Certain Power Supply systems purchase wholesale power from other Power Supply systems of which they are members. Power supply capital credits represent net margins of Power Supply systems allocated to member Power Supply systems on the books of the selling Power Supply systems. This item has been added in determining net margins and patronage capital of the purchasing Power Supply systems under RUS accounting practices. Cash distributions of this credit have rarely been made by the selling Power Supply systems to their members. This item also includes net margins of associated organizations allocated to CFC Power Supply members and added in determining net margins and patronage capital of the CFC member systems under RUS accounting practices.
(4) Interest on long-term debt is net of interest charged to construction. Allowance for funds used during construction has been included in non-operating margins. For a description of the reasons for, and the effect on net margins and patronage capital of, the accounting policies governing interest charged to construction and allowance for funds used during construction, see "Financial Information". According to unpublished information furnished by RUS, interest charged to construction and allowance for funds used during construction for CFC power supply members in the years 1989-1993 were as follows:

						       Allowance for
				 Interest Charged        Funds used
(Dollar Amounts In Thousands)    to Construction     During Construction        Total
		1993                $ 49,237              $8,621              $ 57,858
		1992                $ 54,093              $4,396              $ 58,489
		1991                $ 49,495              $5,241              $ 54,736
		1990                $ 55,670              $6,615              $ 62,285
		1989                $100,380              $6,761              $107,141

(5) Determined by adding interest on long-term debt (in each year including all interest charged to construction) and net margins and patronage capital and dividing the total by interest on long-term debt (in each year including all interest charged to construction). The TIER calculation includes the operating results of six systems which currently fail to make debt service payments or are operating under a Debt Restructure Agreement, without which the composite TIER would have been 1.20, 1.15, 1.15, 1.08 and 1.10 for the years ended December 31, 1993, 1992, 1991, 1990 and 1989, respectively.
(6) The ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations (including all interest charged to construction). The DSC calculation includes the operating results of six systems which currently fail to make debt service payments or are operating under a Debt Restructure Agreement. Without these systems, the composite DSC would have been 1.21, 1.22, 1.26, 1.21 and 1.21 for the years ended December 31, 1993,
     1992, 1991, 1990 and 1989, respectively.
(7) Thirteen CFC Power Supply system members are not required to report to RUS since they are not currently borrowers from RUS. These systems are either in developmental stages or act as coordinating agents for their members. Their inclusion would not have a material effect on this data. In addition, RUS has determined not to include data for Wabash Valley Power Association ("Wabash") and Colorado-Ute in their composite statements due to Wabash's ongoing bankruptcy and the liquidation of Colorado-Ute (see Note 10 to Combined Financial Statements).

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
			  COMPOSITE BALANCE SHEETS
	       AS REPORTED BY CFC MEMBER POWER SUPPLY SYSTEMS

	   The following are unaudited figures which are based
	     upon financial statements submitted to RUS or to
		    CFC by CFC Member Power Supply Systems

						   At December 31,
(Dollar Amounts In Thousands)                    1993            1992             1991             1990           1989
Assets and other debits:
  Utility plant:
    Utility plant in service                  $32,240,926     $31,375,391     $29,433,524     $29,421,761     $29,777,550
    Construction work in progress               1,469,882       1,324,432         911,262         695,229         891,907
	 Total utility plant                   33,710,808      32,699,823      30,344,786      30,116,990      30,669,457
    Less:  accumulated provision for
     depreciation and amortization              9,936,528       8,983,913       7,786,074       7,032,102       6,277,677
	 Net utility plant                     23,774,280      23,715,910      22,558,712      23,084,888      24,391,780
  Investments in associated organizations(1)      992,921         865,162         740,554         654,419         661,338
  Current and accrued assets                    4,284,613       4,076,841       4,239,802       4,094,006       4,399,010
  Other property and investments                1,899,809       1,717,451       1,503,526       1,447,443       1,121,803
  Deferred Debits                               4,078,879       1,879,607       1,445,868       2,236,808       2,303,752
	 Total assets and other debits        $35,030,502     $32,254,971     $30,488,462     $31,517,564     $32,877,683
Liabilities and other credits:
  Net worth:
    Memberships                               $       252     $       246     $       244     $       250     $       248
    Patronage capital and other equities          432,095         315,793         593,505         544,872         690,481
	 Total net worth                          432,347         316,039         593,749         545,122         690,729
  Long-term debt (2)                           28,528,640      28,838,255      27,060,357      27,989,365      25,671,597
  Current and accrued liabilities               1,185,182       1,531,722       1,391,762       1,492,713       5,117,204
  Deferred credits                              1,849,906       1,071,393       1,344,641       1,113,545       1,035,989
  Miscellaneous operating reserves              3,034,427         497,562          97,953         376,819         362,164
	 Total liabilities and other credits  $35,030,502     $32,254,971     $30,488,462     $31,517,564     $32,877,683
Number of systems included (3)                         50              50              49              50              51

(1) Includes investments in service organizations, power supply capital credits and investments in CFC.

(2)  Principally debt to RUS or debt guaranteed by RUS and loaned by FFB.

(3) Twelve CFC Power Supply system members are not required to report to RUS since they are not currently borrowers from RUS. These systems are either in developmental stages or act as coordinating agents for their members. Their inclusion would not have a material effect on these data.

Item 2.  Properties.

CFC owns and operates a headquarters facility in Fairfax County, Virginia. This facility consists of a six-story office building with separate parking garage situated on four acres of land. The company also owns an additional
31.5 acres of unimproved land adjacent to the building. There are no plans at this time for future use of either parcel of land.

Item 3.  Legal Proceedings.

	None.

Item 4.  Submission of Matters to a Vote of Security Holders.

	None.

	PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

	Inapplicable.

Item 6.  Selected Financial Data.

The following is a summary of selected financial data for each of the five years ended May 31, 1995.

(Dollar Amounts In Thousands)        1995              1994          1993      1992            1991
For the year ended May 31:
Operating income                   $  440,109      $  324,682      $  336,387        $402,255        $428,974
Operating margin                   $   41,803      $   29,159      $   38,352        $ 42,809        $ 28,564
Nonoperating income                     3,409           4,029           3,296           2,744           3,883
Gain on sale of building                    0               0               0               0          15,858
Extraordinary loss (A)                      0               0          (3,161)         (1,398)         (2,800)
Net margins                        $   45,212      $   33,188      $   38,487        $ 44,155        $ 45,505
Fixed charge coverage ratio (A)          1.13            1.13            1.16            1.14            1.14

As of May 31:
Assets                             $7,080,789      $6,224,296      $5,464,144      $5,401,473      $5,139,624
Long-term debt (B)                 $3,423,031      $2,841,220      $3,095,488      $2,971,074      $3,204,357
Members' subordinated certificates $1,234,715      $1,222,858      $1,215,547      $1,221,095      $1,181,010
Members' equity                    $  270,221      $  260,968      $  258,299      $  246,320      $  243,491
Leverage ratio (C)                       5.13            4.63            4.41            4.44            4.43

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

(B) Includes commercial paper reclassified as long-term debt and excludes $262.7 million, $200.8 million, $286.8 million, $494.5 million and $109.6 million in long-term debt that comes due, matures and/or will be redeemed early during fiscal years 1996, 1995, 1994, 1993 and 1992, respectively (see Note 5 to Combined Financial Statements).

(C) In accordance with CFC's revolving credit agreements, the leverage ratio is calculated by dividing debt and guarantees outstanding, excluding debt used to fund loans guaranteed by the U.S. Government, by the total of Members' Subordinated Certificates and Members' Equity.

CFC has had outstanding guarantees for its members' indebtedness in each of the fiscal years shown above. Members' interest expense on such indebtedness was approximately $128.3 million for the year ended May 31, 1995.

The Company does not have outstanding any common stock and does not pay dividends. Under current policies, CFC retires Patronage Capital Certificates, which represent annual allocations of CFC's net margins, 70% during the next fiscal year and expects to retire the remaining 30% after 15 years with due regard for CFC's financial condition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis is designed to provide a better understanding of the Company's combined financial condition and results of operations and as such should be read in conjunction with the Combined Financial Statements, including the notes thereto.

CFC was formed in 1969 by rural electric cooperatives to provide them with a source of funds to supplement the financing provided by RUS. The Company was organized as a cooperative in which each member receives one vote. Under CFC's bylaws, the Board of Directors must be comprised of 22 individuals who are either general managers or directors of members. CFC was granted tax-exempt status under Section 501(c)(4) of the Internal Revenue Code.

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

CFC's performance is closely tied to the performance of its member rural electric and telephone utility systems due to the near 100% concentration of its loan and guarantee portfolio in those industries. The following provides an analysis of both CFC's performance and a discussion of the quality of CFC's loan and guarantee portfolio.

Financial Condition

At May 31, 1995, CFC had $7.1 billion in total assets. Approximately $6.7 billion or 95% of these assets consisted of loans made to CFC's members. The remaining $0.4 billion consisted of other assets to support CFC's operations. Except as required for the debt service account and unless excess cash is invested overnight, generally CFC does not use funds to invest in debt or equity securities.

At May 31, 1995, 85% of CFC's loan portfolio consisted of 35-year long-term secured amortizing loans, including long-term loans classified as nonperforming and restructured. The remaining 15% consisted of short- and intermediate-term secured and unsecured lines of credit and long-term loans guaranteed by the United States Government. Approximately 32% or $2.3 billion in long-term loans carry a fixed rate of interest. All other loans, including $3.6 billion in long-term loans, are subject to interest rate adjustment monthly or semimonthly.

In addition to its loans, CFC had provided approximately $2.6 billion in guarantees for its members at May 31, 1995. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for equipment and plant.

At May 31, 1995, CFC had also committed to lend an additional amount of approximately $5.0 billion to its members. Most unadvanced loan commitments contain a material adverse change clause. As many of these commitments are provided for operational back-up liquidity, CFC does not anticipate funding the majority of the commitments outstanding.

CFC funds its assets through the sale of Subordinated Certificates, retained equity and other debt instruments. As discussed previously, Subordinated Certificates include both original membership subscription certificates and loan and guarantee certificates, all of which are subordinate to other CFC debt. At May 31, 1995, subscription certificates totaled $637 million. These certificates generally mature in 70 to 100 years and generally pay interest at 5.0%. At May 31, 1995, loan certificates totaled $326 million and carried a weighted average interest rate of 1.1%. At May 31, 1995, guarantee certificates totaled $272 million and carried a weighted average interest rate of 4.7%. Both the loan certificates and guarantee certificates are long-term instruments which generally amortize at a rate equivalent to that of the loan or guarantee to which they relate. On a combined basis, Subordinated Certificates carried a weighted average interest rate of 4.4%. The issuance of zero percent loan certificates is expected to exceed the issuance of 5.0% subscription certificates. Therefore, management expects this average interest rate to decline over time.

CFC's net margins are allocated each year to CFC's member borrowers. Prior to fiscal year 1994, CFC's policy was to retire net margins on a first-in, first-out seven year cycle. Fiscal year 1994 net margins were retired 50% in the next fiscal year, with the remaining 50% to be held for 15 years. During fiscal year 1995, CFC adjusted its retirement policy to return 70% of net margins in the next fiscal year and hold the remaining 30% for 15 years. During the next 14 years, CFC will retire the existing six years of unretired allocations representing net margins for fiscal years 1988 to 1993. The unretired allocations (members' equity) do not earn interest and are junior to all debt instruments, including Subordinated Certificates. At May 31, 1995, CFC had $270 million in retained equity. Subordinated Certificates, in conjunction with retained members' equity, supply CFC's base capitalization.

CFC enters the capital markets through the issuance of Collateral Trust Bonds, Medium-Term Notes, Commercial Paper and Bank Bid Notes. At May 31, 1995, CFC had $532 million in fixed rate long-term Collateral Trust Bonds and $150 million in variable rate Collateral Trust Bonds outstanding. Under its Collateral Trust Bond Indentures, CFC must pledge as collateral mortgage notes from its borrowers evidencing loans equal in principal amount to at least 100% of the outstanding Bonds. At May 31, 1995, CFC had pledged $790 million in mortgage notes. During fiscal year 1994, CFC effected the early redemption of $350 million in Collateral Trust Bonds, at par. In February 1994, CFC had entered into a new Collateral Trust Bond Indenture, with First Bank National Association as trustee ("1994 Indenture"), under which future series of Collateral Trust Bonds will be issued. Virtually all Collateral
Trust Bonds were offered to outside investors in underwritten public offerings.

At May 31, 1995, CFC had $574 million outstanding in Medium-Term Notes. Medium-Term Notes are issued for terms of 270 days to 30 years and are unsecured obligations of CFC. Medium-Term Notes outstanding to CFC's members totaled $367 million at May 31, 1995. The remaining $207 million were sold to outside investors.

At May 31, 1995, CFC had $3,893 million outstanding in Commercial Paper with a weighted average maturity of 65 days. Commercial Paper notes are issued with maturities up to 270 days and are unsecured obligations of CFC. Commercial Paper outstanding to CFC's members totaled $1,110 million at May 31, 1995.
The remaining $2,783 million was sold to outside investors.

In addition, CFC obtains funds from various banking institutions under Bank Bid Note arrangements, similar to bank lines of credit. The notes are issued for terms up to three months and are unsecured obligations of CFC. At May 31, 1995, CFC had $350 million outstanding in Bank Bid Notes.

During the year, total assets increased by $856 million. Net loan balances increased by $826 million or 14%. Gross loans increased by a total of $843 million, partially offset by an increase in the allowance for loan and guarantee losses of $17 million, over the prior year. As a percentage of the portfolio, long-term loans (excluding loans guaranteed by RUS) represented 85% at May 31, 1995, compared to 84% at May 31, 1994. Long-term fixed rate loans represented 38% and 41% of the total long-term loans at May 31, 1995 and 1994. Loans converting from the fixed rate to the variable rate or selecting a variable rate upon the expiration of the current fixed interest rate period totaled $117 million for the year ended May 31, 1995, less than one half of the $257 million of such loans that underwent conversion and repricing for the year ended May 31, 1994. The loans moving from the fixed rate to a variable rate were partially offset by $75 million and $222 million of variable rate loans that converted to a fixed rate for the years ended May 31, 1995 and 1994, respectively. This resulted in a net change of $42 million and $35 million from the fixed rate to the variable rate for the years ended May 31, 1995 and 1994, respectively.

The increase in total loans outstanding at May 31, 1995, was primarily due to an increase of $634 million in long-term variable rate loans, an increase of $132 million in long-term fixed rate loans and an increase of $188 million in short-term loans, partially offset by a decrease of $104 million in RUS guaranteed loans and a decrease of $8 million in intermediate-term loans. The increase in long-term variable rate loans was due to an increase of $429 million in loans outstanding primarily to electric systems for RUS note buyouts, and to an increase of $205 million to telecommunication systems primarily for the acquisition of local exchange telecommunication properties. The increase in long-term fixed rate loans was due to an increase of $110 million in loans outstanding primarily to electric systems for RUS note buyouts, and to an increase of $22 million in loans outstanding to telecommunication systems. The increase in short-term loans was due to the renewal of lines of credit extended to electric systems. The decrease in RUS guaranteed loans was due to CFC's resale of its interest in two of the the trusts and to regular principal repayments.

During the year, CFC substantially increased its short-term debt outstanding to fund the increase in variable rate loans outstanding. Notes Payable, which consists of Commercial Paper and Bank Bid Notes, increased $605 million. This increase was a result of CFC match-funding as to rate the additional variable rate loans originated during the year. At May 31, 1995, CFC's short-term debt consisted of $2,783 million in dealer Commercial Paper, $1,050 million in Commercial Paper issued to CFC's members, $60 million in Commercial Paper issued to certain nonmembers and $350 million in Bank Bid Notes. The Commercial Paper sold to CFC's members and certain nonmembers increased by
$48 million, the amount of Bank Bid Notes outstanding increased by $141 million and Commercial Paper sold through CFC's dealers increased by $415 million from the prior year. CFC's short-term debt had a weighted average maturity of 65 days at May 31, 1995, an increase from 36 days at May 31,
1994.  Long-term debt consists in part of Collateral Trust Bonds and Medium-
Term Notes.   As described in the footnotes to the Combined Financial
Statements, CFC reclassifies a portion of its short-term debt as long-term, as it has the ability (subject to certain conditions) to refinance this short-term debt on a long-term basis under its revolving credit agreements. CFC renegotiated its revolving credit agreements during the fourth quarter of fiscal year 1995 and was able to reclassify $2,430 million and $2,030 million in short-term debt as long-term at May 31, 1995 and 1994, respectively.

During fiscal year 1995, long-term debt outstanding increased by $244 million. In September 1994, CFC issued $150 million in Series 1994A variable rate Collateral Trust Bonds due September 1996. The issuance of the 1994A bonds less required sinking fund payments resulted in an increase of $142 million in Collateral Trust Bonds outstanding at May 31, 1995, compared to the prior year. Medium-Term Notes outstanding increased by $102 million over the prior year.

Deferred income decreased by $16 million, due to the recognition of conversion fees into income during fiscal year 1995. CFC will amortize the remaining $19 million of deferred fees into income over the next two years.

Subordinated Certificates and members' equity increased by $21 million to $1,505 million at May 31, 1995, compared to $1,484 million at May 31, 1994.
Due to recent policy changes, significant increases in Subordinated Certificates and members' equity are not anticipated. During fiscal year 1995, CFC adopted policy changes that reduce the amount of Subordinated Certificates required to be purchased as a precondition to receiving a loan advance and increased the amount of allocated net margins to be retired in the next fiscal year from 50% to 70%.

Off-balance sheet, CFC experienced a decrease of $150 million in loan commitments. This decrease was due to the advance of funds during fiscal year 1995 for telecommunication acquisitions. Guarantees outstanding decreased by $81 million due to scheduled principal repayments.

CFC's leverage ratio increased during the year from 4.63 at May 31, 1994, to
5.13 at May 31, 1995. The ratio is calculated after excluding all debt associated with the funding of the RUS guaranteed loans. Subordinated Certificates are treated as equity in the calculation of the leverage ratio. This increase was primarily due to an increase in loans outstanding to members financed by the issuance of short-term debt, Collateral Trust Bonds and Medium-Term Notes. There were no other significant changes in CFC's financial condition. CFC contemplates that its leverage ratio will continue to increase as it borrows more to accommodate its members' financing requirements. CFC believes the leverage ratio will be maintained within a range comparable to that of finance companies which have received comparable ratings from major rating agencies.

Margin Analysis

  Fiscal Year 1995 versus 1994 Results

CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator, since CFC's net margins are subject to fluctuations as interest rates change. During the year ended
May 31, 1995, CFC achieved a Times Interest Earned Ratio ("TIER") of 1.13. This was equal to the prior fiscal year's TIER of 1.13 . Management has established a 1.10 TIER as its minimum operating objective.

For the year ended May 31, 1995, operating income totaled $440 million, an increase of $115 million over the prior year. Operating income includes interest earned on loans and conversion fees. The increase in operating income was due to the general increase in interest rates. This increase reflected a positive rate variance of $74 million and a positive volume variance of $41 million.

For the year ended May 31, 1995, cost of funds totaled $361 million, an increase of $98 million from the prior year. Included in cost of funds is interest expense on CFC's Subordinated Certificates and other debt instruments offset by interest earnings on debt service investments. The increase in cost of funds was due to the effects of increases in general market interest rates on CFC's variable rate debt instruments. This increase reflected a positive rate variance of $67 million and a positive volume variance of $31 million.

For the year ended May 31, 1995, gross margins totaled $79 million. This represented an increase from the prior fiscal year of $17 million. This increase was primarily a result of the general increase in interest rates and to the increase in loans outstanding.

General and administrative expenses increased by $3 million over the prior year. This increase is a result of one-time expenses associated with the changeover from a mainframe computer environment to a client server computer environment, accelerated write-off of deferred expenses and a major office renovation. During fiscal year 1995, CFC also added $17 million to its loan and guarantee loss allowance, an increase of $2 million over the prior year. Total expenses were $37 million, an increase of $5 million over the prior year.

Nonoperating income includes guarantee fee income and any other gains and losses. Nonoperating income decreased by $1 million, from $4 million for the year ended May 31, 1994 to $3 million for the year ended May 31, 1995.

Overall, CFC's net margins increased $12 million from $33 million for the year ended May 31, 1994 to $45 million for the year ended May 31, 1995. As described earlier, this increase was a result of an increasing interest rate environment and an increase in loans outstanding. CFC's achieved TIER of 1.13 represents no change from the prior year's achieved TIER.

Fiscal Year 1994 versus 1993 Results

For the year ended May 31, 1994, operating income totaled $325 million, a decrease of $12 million from the year ended May 31, 1993. The decrease was due to a negative rate variance of $37 million partially offset by a positive volume variance of $25 million.

For the year ended May 31, 1994, cost of funds totaled $263 million, a decrease of $2 million from the prior year. The decrease was due to a negative rate variance of $8 million partially offset by a positive volume variance of $6 million.

For the year ended May 31, 1994, gross margins totaled $61 million. This represented a decrease from the prior year of $10 million. This decrease was a result of the lower interest rate environment. The margins necessary to meet a desired interest coverage ratio are lower in a declining interest rate environment.

During the year ended May 31, 1994, general and administrative expenses decreased by $1.0. In addition, CFC added $15 million to its allowance for loan and guarantee losses during the year, approximately the same amount as the prior year.

During the year ended May 31, 1994, CFC retired three Collateral Trust Bond series totaling $350 million, all at par.

Overall, CFC's net margins decreased $5 million from $38 million for the year ended May 31, 1993 to $33 million for the year ended May 31, 1994. Again, this decrease was a result of a declining interest rate environment. CFC achieved a TIER of 1.13, a decrease from the TIER of 1.16 achieved the prior year.

The following is a summary of CFC's operating results as a percentage of average loans outstanding for the last three fiscal years ending May 31, 1995, 1994 and 1993.

					   1995    1994    1993
Interest on loans                          6.72%   5.66%   6.54%
Less:  Cost of funds                       5.51%   4.58%   5.16%
      Gross operating margin               1.21%   1.08%   1.38%
General and administrative expenses        0.30%   0.29%   0.34%
Provision for loan and guarantee losses    0.26%   0.27%   0.29%
      Total expenses                       0.56%   0.56%   0.63%
      Operating margin                     0.65%   0.52%   0.75%
Nonoperating income (1)                    0.05%   0.07%   0.00%
      Net margins                          0.70%   0.59%   0.75%
	TIER                               1.13    1.13    1.16

(1) Nonoperating income includes the extraordinary losses in fiscal year 1993 resulting from the prepayment of debt.

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

The following chart summarizes loans and guarantees outstanding by member class at May 31, 1995, 1994 and 1993.

                                       Percentage of Total
                                   1995        1994        1993
Distribution Systems                49.08%      45.52%      46.56%
Power Supply Systems                38.87%      44.34%      44.87%
Service Organizations                1.82%       2.15%       2.32%
Telecommunication Organizations      9.27%       7.46%       5.69%
Associate Members                    0.96%       0.53%       0.56%
	Total                       100.00%    100.00%     100.00%

CFC's members are distributed throughout the United States and its territories, including 46 states, the District of Columbia, Guam, Samoa and the U.S. Virgin Islands. At May 31, 1995, 1994 and 1993 no state or territory had over 9.1%, 8.2%, and 8.8%, respectively, of total loans and guarantees outstanding.

CFC believes that the risk of lending to a single industry is mitigated somewhat by the fact that many of CFC's borrowers as utilities do not have immediate competition in the sale of their services and the fact that the services members provide are essential to consumers.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one single borrower. The majority of the largest single exposures are concentrated in the Power Supply systems due to their large plant and equipment requirements. At May 31, 1995, the total exposure outstanding to any one borrower did not exceed 4.8% of total loans excluding loans guaranteed by RUS and guarantees outstanding and the total loans and guarantees outstanding to the members in any one state or territory did not exceed 9.1%. At May 31, 1995, CFC had $1,754 million in loans outstanding, excluding loans guaranteed by RUS, and $2,511 million in guarantees outstanding to its largest 40 borrowers, representing 25% of total loans outstanding and 97% of total guarantees outstanding. Credit exposure to the largest 40 borrowers represented 45% of total credit exposure at May 31, 1995, compared to 47% at May 31, 1994. CFC's ten largest credit exposures represented 26% and 29% of total exposure at May 31, 1995 and 1994, respectively.

  Security Provisions

Except when providing lines of credit, CFC typically lends to its members on a secured basis. At May 31, 1995, approximately 6.55% of CFC's total loans and guarantees were unsecured obligations of CFC borrowers. CFC's long-term loans are typically secured pro-rata with other secured lenders, if any (primarily
RUS), by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. Guarantees are secured on a pro-rata basis with other secured creditors, by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

  Portfolio Quality

The following table summarizes the key composite operating results of CFC's two main borrower types, distribution and power supply systems, which together comprise 87.9% and 89.9% of CFC's total loan and guarantee portfolio at May 31, 1995 and 1994 (the table has not been weighted based on CFC's outstanding loans and guarantees to the borrowers):

                CFC Distribution Member Borrowers
			Composite Results

				 1993          1992        1991
TIER                             2.54          2.19        2.11
DSC                              2.44          2.07        2.13
Equity percentage               40.83%        39.44%      38.18%



	      CFC Power Supply Member Borrowers
		    Composite Results

				1993           1992        1991

TIER                             1.20          1.14        1.15
DSC                              1.21          1.23        1.26
Equity percentage                9.68%         8.03%       9.25%

NOTE:   The power supply composite results have been presented without the
operating results of six systems experiencing financial difficulties.   CFC
had credit exposure to four of the six borrowers (see footnote 10 to the combined financial statements for a detailed description of these borrowers).


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

The effectiveness of the all-power-requirements contract is dependent on the individual systems' right and ability (legal as well as economic) to establish rates to cover all costs. The boards of directors of most of CFC's power supply and distribution members have the authority to establish binding rates for their consumer members. Some states regulate rate setting and can therefore override the system's internal rate setting procedures. However, most CFC members are not externally rate regulated. CFC has 838 distribution members of which 590 are not regulated. Of the remaining 248 distribution systems, 166 are regulated only on a streamlined basis. At the power supply level, 44 of 65 members are not rate regulated.

During the past few years, Power Supply members have been increasing their equity levels. Under recently changed RUS underwriting standards, in order to qualify for additional RUS loan funds, Power Supply systems may be required to maintain, or demonstrate an ability to reach, a 20% of assets equity level, or they must obtain guarantees from their affiliated distribution systems.

  Nonperforming and Restructured Loans

CFC classifies a borrower as nonperforming when any one of the following criteria are met: (1) principal or interest payments on any loan to the borrower are past due 90 days or more, (2) the borrower is operating under protection of the bankruptcy court, or (3) for some other reason, management does not expect the timely repayment of principal or interest. Once a borrower is classified as nonperforming, interest on its loans is recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby forgoing interest income recognition. At May 31, 1995, nonperforming loans totaled $27.6 million, a decrease of $17.3 million over the prior year-end. The decrease was due to the repayment of loans from two borrowers out of proceeds from the sale of the systems' assets. CFC did not write off any amounts on the settlement of these loans. At May 31, 1995, nonperforming loans represented 0.3% of total loans and guarantees outstanding.

Loans classified as restructured are loans for which agreements have been executed that change the original terms of the loan, generally a change to the originally scheduled cashflows. At May 31, 1995, restructured loans totaled $185.0 million, an increase of $19.6 million from the prior year. Restructured loans in the amount of $131.1 million, $111.5 million and $100.3 million were not accruing interest income at May 31, 1995, 1994 and 1993, respectively.

The majority of CFC's problem loan situations began prior to the past five years as a result of excess capacity or cancelled capacity additions after the plant and equipment construction cycle of the mid-1980s. Since 1986, when power supply construction-in-progress represented 16.3% of total power supply plant, power supply members have reduced the level of plant additions. At the end of the calendar year 1992, construction-in-progress represented 2.8% of total power supply plant (see Note 10 to Combined Financial Statements for a more complete discussion of certain loan and guarantee contingencies).

	NONPERFORMING AND RESTRUCTURED ASSETS
	(Dollar Amounts In Millions)
																	      As of May 31,
						       1995        1994      1993
Nonperforming loans                                   $ 27.6     $ 44.9      $ 55.8
Percent of loans and guarantees outstanding             0.29%      0.51%       0.69%

Restructured loans                                    $185.0     $165.4      $172.9
Percent of loans and guarantees outstanding             1.94%      1.89%       2.14%

  Allowance for Loan and Guarantee Losses

CFC maintains an allowance for potential loan and guarantee losses which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral, and economic and industry conditions. At May 31, 1995, the allowance for loan and guarantee losses totaled $205.6 million, an increase of $17.4 million from the prior year-end. The allowance represented 744.9% of nonperforming loans and 2.2% of total loans and guarantees outstanding at year-end.

Since its inception in 1969, CFC has charged off loan balances in the total amount of $28.4 million, net of recoveries.

Management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

The following chart presents a summary of the allowance for loan and guarantee losses at May 31, 1995, 1994 and 1993.

	ALLOWANCE FOR LOAN AND GUARANTEE LOSSES
	(Dollar Amounts In Thousands)
																	      Year Ended May 31,
							  1995            1994            1993
Beginning balance                                      $188,196        $172,571        $157,571
Provision for loan and guarantee losses                  17,400          15,625          15,000
Ending balance                                         $205,596        $188,196        $172,571

As a percentage of loans and guarantees outstanding        2.16%           2.15%           2.13%

Asset/Liability Management

A key element of CFC's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

  Interest Rate Risk

CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of gross assets (total assets plus the loan and guarantee loss allowance which is netted against gross loans on the balance sheet). CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the next year. At May 31, 1995 CFC had $193 million in fixed rate assets amortizing or repricing and $66 million in fixed rate liabilities maturing during fiscal year 1996. The difference, $127 million, represents the amount of CFC's assets that are not considered match-funded as to rate. CFC's difference of $127 million at May 31, 1995 represents 1.8% of total assets. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily Commercial Paper and Bank Bid Notes, both of which are primarily issued with original maturities under 90 days. CFC funds fixed rate loans with fixed rate Collateral Trust Bonds, Medium-Term Notes, Subordinated Certificates and Members' Equity. With the exception of Subordinated Certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses Commercial Paper supported by interest rate exchange agreements to fund its fixed rate portfolio of loans.

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

				     Interest-Rate Gap Analysis
				     (Fixed Assets/Liabilities)
					As of May 31, 1995

(Dollar Amounts In Millions)

					       Over 1 yr.       Over 3 yrs.     Over 5 yrs.     Over 10 yrs.
			       Less than       but less          but less        but less         but less      Over
				1  year       than 3 yrs.       than 5 yrs.    than 10 yrs.     than 20 yrs.   20 yrs.    Total
Assets:
  Loan Amortization
    and repricing               $192.6          $405.5            $506.0          $501.0          $420.0       $104.3    $2,129.6

Total Assets                    $192.6          $405.5            $506.0          $501.0          $420.2       $104.3    $2,129.6

Liabilities and Equity:
  Long-Term Debt                $ 59.2          $652.3            $ 30.5         $  60.0          $ 33.6       $150.0    $  985.6
  Subordinated Certificates        6.9            14.5             255.7           420.5           232.4         56.4       986.4
  Equity                             0               0             158.3            20.5            52.0            0       230.8

Total Liabilities and Equity    $ 66.1          $666.8            $444.5          $501.0          $318.0       $206.4    $2,202.8

Gap *                           $126.5         $(261.3)           $ 61.5          $  0.0          $102.2      $(102.1)   $  (73.2)
Cumulative Gap                  $126.5         $(134.8)           $(73.3)         $(73.3)         $ 28.9      $ (73.2)
Cumulative Gap as a %
  of  Total Assets               1.79%            1.90%             1.03%           1.03%          0.41%         1.03%


  *  Loan amortization/repricing over/(under) debt maturities

Liquidity

CFC is subject to liquidity risk, which includes market factors beyond its control, to the extent cash repayments on its assets are insufficient to cover the cash requirements on maturing liabilities and other sources of funds with which to make debt repayments are not available. For the most part, CFC funds its long-term loans with much shorter term maturity debt instruments. As a result, CFC has to manage its liquidity risk by ensuring that other sources of funding are available to make debt maturity payments. CFC accomplishes this in four ways. First, CFC maintains revolving credit agreements which (subject to certain conditions) allow CFC to borrow funds on terms of up to five years. Second, CFC has maintained investment grade ratings, facilitating access to the capital markets. Third, CFC maintains shelf registrations for both Collateral Trust Bonds and Medium-Term Notes either of which (absent market disruptions and assuming CFC remains creditworthy) could be issued at fixed or variable rates in sufficient amounts to fund the next 18 to 24 months, funding requirements. Fourth, CFC obtains much of its funding directly from its members and believes this funding is more stable than funding obtained from outside sources.

CFC's long- and short-term debt and guarantees receive ratings from three of the major credit rating agencies, Moody's Investors Service ("Moody's"), Standard and Poor Corporation ("S&P") and Fitch Investors Service ("Fitch").

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




			    Moody's       Standard & Poor's        Fitch
		      Investors Service      Corporation     Investors Service
Direct

Collateral Trust Bonds          Aa3               AA                 AA
Medium-Term Notes               A1                AA-                AA-
Commercial Paper                P1                A-1+              F-1+

Guarantees

Leveraged Lease Debt            A1                AA-                AA-
Pooled Bonds                   Aa3                AA-                AA-
Other Bonds                     A1                AA-                AA-
Short-Term                      P1               A-1+               F-1+

The ratings listed above have the meaning as defined by each of the respective rating agencies and are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating organizations.

At May 31, 1995 and 1994, CFC's members provided 41.7% and 44.3% of total capitalization as follows:

	MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION


							      As of May 31,
(Dollar Amounts In Thousands)                                    % of                       % of
						    1995        Total            1994      Total
Commercial Paper                                 $1,049,474      27.0%       $  999,549     29.2%
Long-term debt (primarily Medium-Term Notes)        366,662      29.2%          233,983     23.1%
Subordinated Certificates                         1,234,715     100.0%        1,222,858    100.0%
Members' Equity                                     270,221     100.0%          260,968    100.0%
     Total                                       $2,921,072                  $2,717,358
Percentage of total capitalization                    41.7%                       44.3%

The total amount of member investments increased by $203.7 million or 7.5%. The total member investment as a percentage of total capitalization decreased due to the increase in nonmember debt required to fund the increase in loans outstanding. Total capitalization at May 31, 1995 was $7,003.2 million, an increase of $869.3 million over the total capitalization of $6,133.9 million at May 31, 1994. When the loan and guarantee loss allowance is added to both membership contributions and to total capitalization the percentages of membership investments to total capitalization are 43.4% and 46.0% at May 31, 1995 and 1994, respectively.

Historical Results

The following chart provides CFC's key operating results over the last six years.

					     SELECTED KEY FINANCIAL DATA
(Dollar Amounts In Thousands)
						      1995          1994        1993           1992         1991           1990
As of May 31:
Net loans                                           $6,747,124   $5,921,022   $5,112,471   $5,003,095    $4,827,497    $4,628,329
Total liabilities                                   $5,575,853   $4,740,470   $3,990,298   $3,933,682    $3,715,123    $3,546,772
Total Subordinated Certificates and Members' Equity $1,504,936   $1,483,826   $1,473,846   $1,467,791    $1,424,501    $1,417,194
Guarantees                                          $2,574,922   $2,655,827   $2,813,731   $2,876,074    $2,884,393    $2,837,117
Leverage ratio (1)                                        5.13         4.63         4.41         4.44          4.43          4.29
Debt/Equity (2)                                           3.01         2.52         2.24         2.24          2.19          2.12
For the period ended May 31:
Gross margins                                          $78,771   $   61,452   $   70,975   $   87,392    $   79,020    $   69,979
Net margins                                            $45,212   $   33,188   $   38,487   $   44,155    $   45,505    $   39,273
TIER (3)                                                  1.13         1.13         1.16         1.14          1.14          1.11

(1) The leverage ratio is calculated by dividing debt and guarantees outstanding, excluding debt used to fund loans guaranteed by RUS, by the total of Members' Subordinated Certificates and Members' Equity.
(2) The debt/equity ratio is calculated by dividing debt outstanding, excluding debt used to fund loans guaranteed by RUS, by the total of Members' Subordinated Certificates, Members' Equity and the loan and guarantee loss allowance.
(3) TIER is calculated by dividing net margins before extraordinary items plus the cost of funds by the cost of funds.

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

On March 22, 1994 the final regulations regarding the prepayment of RUS notes at a discount were adopted. As of May 31, 1994, no members had prepaid their loans under these regulations. During fiscal year 1995, CFC advanced approximately $370 million to borrowers for the purpose of prepaying their RUS loans. At May 31, 1995, RUS had applications for an additional $394 million of note buyouts. To date CFC has made 94% of the loan advances for RUS note buyouts. Future volume of RUS note prepayments will depend on a number of factors including interest rates, tax consequences and possible acquisition or other business opportunities available to the members. CFC does not expect large volumes of prepayment requests to be made at any one time, but believes that there will be a steady stream of activity.

During 1994, two large telecommunications companies, GTE and U.S. West, were in the process of divesting properties in various areas of the country.
During fiscal years 1994 and 1995, CFC extended approximately $600 million in loan commitments, through RTFC, to telecommunications members that had submitted bids on these properties. The increase in telephone loans outstanding as of May 31, 1995 was due to the advance of loans for the acquisition of these properties. To date a total of $364.0 million has been advanced to RTFC members that had their bids for property accepted by GTE, U.S. West and other independent telecommunication companies. Loan activity to telecommunications members should continue strong through the next fiscal year, as the remaining telecommunication properties are acquired. The level of growth experienced during fiscal years 1994, 1995 and expected in fiscal year 1996 is due to the telecommunication members taking advantage of specific opportunities and should not be seen as a continuing trend.

As discussed previously, RUS has proposed to amend its lending requirements for power supply systems, requiring them to either increase their equity levels or obtain guarantees from their affiliated distribution systems. To the extent these systems require capital and this capital is unavailable from RUS, some might be able to enter the public debt markets without the assistance of a financial intermediary. As a result, management believes that RUS's new requirements may reduce CFC's potential lending and guarantee volume with CFC's larger, more creditworthy power supply members.

The amount of loan funds available from RUS to its borrowers is dependent upon the size of the congressionally allocated subsidy for RUS's revolving loan fund and the current interest rates. As interest rates rise, a larger portion of the subsidy is required to buy down the interest rate, reducing the total amount of funding available for new loans. As the level of loan funds available decreases, borrowers will be required to seek out additional sources for loan funds.


Item 8.  Financial Statements and Supplementary Data.

The Combined Financial Statements, Auditors' Report and Combined Quarterly Financial Results are included on pages 50 through 77 (see Note 12 to Combined Financial Statements for a summary of the quarterly results of CFC's operations).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

	PART III
Item 10.  Directors and Executive Officers of the Registrant.

(a) Directors
							Director     Date present
Name                                            Age      since       term expires
J. Chris Cariker (President of CFC)             41        1991           1997
Garry Bye (Vice President of CFC)               52        1991           1997
Ralph L. Loveless (Secretary-Treasurer of CFC)  55        1990           1996
John C. Anderson                                58        1990           1996
Robert J. Bauman                                50        1992           1998
Bill Bertram                                    49        1990           1996
Harold I. Dycus                                 62        1991           1997
Glenn English                                   54        1994           1997
Nadine Griffin                                  63        1992           1998
Benson Ham                                      61        1995           1998
Ralph Harmeyer                                  64        1993           1996
Gordon J. Hudson                                59        1991           1997
David Hutchens                                  56        1995           1998
George W. Kline                                 66        1993           1996
Paul J. Liess                                   57        1993           1996
Robert H. McClurg                               65        1995           1998
R. Layne Morrill                                55        1995           1998
Gerard P. Paolucci                              60        1994           1997
Terry Pitchford                                 51        1991           1997
Henry Umscheid                                  62        1995           1998
Robert O. Williams                              62        1994           1997
Eldwin Wixson                                   63        1995           1998

(b) Executive Officers
										  Held present
Title                                                  Name                Age    office since
President and Director                              J. Chris Cariker        41      1995
Vice President and Director                         Garry Bye               52      1995
Secretary-Treasurer and Director                    Ralph L. Loveless       55      1995
Governor and Chief Executive Officer                Sheldon C. Petersen     42      1995
Senior Vice President and General Counsel           John Jay List           48      1980
Senior Vice President of Member Services            Richard B. Bulman       53      1984
Senior Vice President and Chief Financial Officer   Steven L. Lilly         45      1994
Senior Vice President for Strategic Services        David J. Hedberg        44      1995

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

Mr. Cariker has been General Manager of Cookson Hills Electric Cooperative, Stigler, OK, since 1982. He is a Director of the Oklahoma Association of Electric Cooperatives and a Director of the Haskell County Development Authority. He is also an alternate trustee for KAMO Electric Cooperative.

Mr. Bye has been General Manager of East Central Electric Association, Braham, MN, since 1985. He has been a Director for RTFC since February 1994 and Vice President since February 1995. He is a former member of the North Dakota House of Representatives. He is also a member, and former chairman, of the Minnesota State Board of Electricity and is presently Chairman of the Minnesota Rural Electric Association's Government Affairs Committee.

Mr. Loveless has been the Executive Vice President and General Manager of
Meriwether Lewis Electric Cooperative, Centerville, TN,  since 1987.   He
served as Assistant General Manager of Meriwether Lewis Electric Cooperative from 1985 to 1987. He is a member of the Board of Directors and the Legislative and Tax Committee of the Tennessee Electric Cooperative Association.

Mr. Anderson has been President and CEO of Southside Electric Cooperative, Crewe, VA and a Director of Old Dominion Electric Cooperative, Glen Allen, VA since 1982. He has been a member of the Virginia, Maryland & Delaware Association of Electric Cooperatives since 1982. He was Chairman of the NRECA Cooperative Research Committee from 1982 to February 1990. He was elected to the Board of Directors of Vedcorp, an economic development corporation, and elected to the Crewe, VA, Industrial Development Committee, in May 1991. Mr. Anderson was appointed to the Southside Virginia Business and Education Commission in 1992.

Mr. Bauman has been the General Manager of Butler County Rural Electric Cooperative, Allison, IA, since 1984. He is a member of the Iowa Association of Business and Industry's Economic Development Committee and a Board member of Cooperative Development Services, Madison, WI.

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

Mr. English has been Executive Vice President and General Manager of NRECA, Washington, D.C., since February 1994. He served in the House of
Representatives from 1975 to 1994. He served on the House Agriculture Committee from 1975 to 1994, and was Chairman of the House Agricultural Subcommittee on Environment Credit and Rural Development in 1989.

Mrs. Griffin has been a Director of D.S.& O. Rural Electric Cooperative Association, Abilene, KS, since 1987. She is a member of the National Rural Electric Women's Association, and has been a Rural Electric Director for 15 years. She is presently serving as a member of the Board of Directors of the Kansas City Board of Trade. She served as a member of the Kansas Wheat Commission and is a member of the Kansas Association of Wheat Growers. She has been a member of the KEPCO Executive Committee and a former chair on the KEPCO Power Supply Planning and Operation Committee. She also serves as a member of the Board of Directors of KARL, Inc. (Kansas Agriculture and Rural Leadership Program).

Mr. Ham has been a Director of Central Georgia Electric Membership Cooperative, Jackson, GA, since 1983. He has also been the managing partner in the law firm of Ham, Jenkins, Wilson & Wangerin, since 1991. He is a partner in Sleepy Creek Farms, a commercial cow-calf operation established in 1983. He also served for ten years in the Georgia Legislature. He is currently a member of the Monroe County Economic Development Authority. He has served, as President, on the Flint Judicial Circuit Bar Association from 1962 to 1963 and has served on the Board of Governors of the Georgia Bar Association.

Mr. Harmeyer has been a Director of the Indiana Statewide Association of Rural Electric Cooperatives, Indianapolis, IN, since 1976. He has also been a Director for Decatur County REMC, Greensburg, IN, since 1958. He is a past member of CFC's nominating committee. He was a Director of the Indiana Rural Cooperative Federal Credit Union from 1978 to 1981. He has been Chairman of Harmeyer Farms, Inc., since 1985. He is Chairman of the Napoleon State Bank and a past Board Chairman of the Ripley County Farm Bureau Co-op and the Ripley County Soil & Water Conservation Board. He is a past delegate for Milk Marketing, Inc.

Mr. Hudson has owned and operated the Leonard Paul Store, a general store, since 1978. He has sold real estate in the Priest Lake, ID area since 1989. He has been President of Northern Lights, Inc., Sandpoint, ID, since 1984.

Mr. Hutchens has been Executive Director of Alaska Rural Electric Cooperative Association, Anchorage, AK, since January 1979. He was Chairman of Ruralite Services, Inc. from April 1993 to April 1995 and a past President of the Rural Electric Statewide Managers Association. He was an instructor at Hardin-Simmons University during 1962 and an Oklahoma State Legislator from 1964 to 1970 .

Mr. Kline has been a Director of Trico Electric Cooperative, Tucson, AZ, since 1988. He has been Vice President of Grand Canyon State Electric Cooperative Association, since 1992. He was a part-time Magistrate for the town of Marana, AZ, from 1983 to 1993.

Mr. Liess has been General Manager of Twin Valleys Rural Public Power District, Cambridge, NE, since 1978. He has been an alternate Director of the Nebraska Rural Electric Association ("NREA") and the Nebraska Electric Generation and Transmission Cooperative, Inc., since 1979. He has been chairman of the Nebraska ACRE Board since 1991 and Vice-Chairman of the NREA Credit Union
Board since 1989.  He is a member and one of five original founders of Five
District Joint Venture, developers of Rural Power Manager Software.   Mr.
Liess has been a member of the Board of Governors of the Central Community College since 1989. He is a member of the Board of Directors of the Central Plains Technical and Business Development Center and Chairman of the Cambridge Economic Development Board.

Mr. Morrill has been a Director, and currently Secretary-Treasurer, of White River Valley Electric Cooperative, Inc., Branson, MO, since 1976. He is also a Director of KAMO Electric Cooperative. He has been President of Shepherd of the Hills Realty Co., Inc., since 1967 and President of Shepherd of the Hills Properties Inc., since 1967. He is also been a Director of the Bank of Kimberling City and of Rural Missouri Cable T.V. Inc. He has been President of the Kimberling City Water Company since 1982.

Mr. McClurg has been a Director of NRECA, Washington, DC since 1982 and President since 1995. He has been a Director of Wyoming Rural Electric Association since 1974 and a Director of the Tri-State G&T, Denver, CO, since 1990. He is a former Director of Central Bank and Trust.

Mr. Paolucci has been General Manager of Morrow Electric Cooperative, Mount
Gilead, OH, Inc., since 1977.   He has been President of Astrostar, Inc. since
it was established in 1986. In addition he is presently Chairman of the United Utility Supply Cooperative Corporation and has served as its Vice Chairman. He has also served as Trustee for Buckeye Power, Inc. since 1983.

Mr. Pitchford has owned and operated a farm in Columbia, AL, since 1971. He has been a Director of Pea River Electric Cooperative, Ozark, AL, since 1987.

Mr. Umscheid has been General Manager of Bluebonnet Electric Cooperative, Giddings, TX, since 1965. He has been President of Texas VI Satellite, Inc., since 1988. He has been a Director of the First National Bank of Giddings since 1981. He is also a past President of the Texas Electric Cooperative Statewide Association.

Mr. Williams has been Executive Vice President and General Manager of York Electric Cooperative, York, SC, since 1974. He has been a trustee for both the Saluda River Electric Cooperative, Laurens, SC, and the Electric Cooperatives of South Carolina since 1974. He was a trustee for the South Carolina State Development Board from 1991 to 1993 and a trustee for the York Technical College Foundation Board from 1983 to 1991.

Mr. Wixson has been a Director of New Hampshire Electric Cooperative, Inc., Plymouth, NH, since June 1986 and President since June 1992. Mr. Wixson has been a professor of mathematics at Plymouth State College, of the University System of New Hampshire, since 1966 and Interim Dean from July 1994 to June 1995. He also has been Chair of the Board of Directors of the Community Guaranty Savings Bank since 1988 and served as a Director of the Speare Memorial Hospital. Previously, he was the principal-controlling partner of the Plymouth Pharmacy from 1979 to 1982 and was a Maine dairy farmer from 1956 to 1963.

Mr. Petersen joined CFC in August 1983 as an Area Representative. He became the Director of Policy Development and Internal Audit in January 1990, then Director of Credit Analysis in November 1990 and Corporate Secretary on June 1, 1992. He became Assistant to the Governor on May 1, 1993. He became Assistant to the Governor and Acting Administrative Officer on June 1, 1994. He became Governor and CEO on March 1, 1995.

Mr. List joined CFC as a staff attorney in February 1972. He served as Corporate Counsel from June 1980 until 1991 and served as General Counsel until May 1992. He became Senior Vice President and General Counsel on June 1, 1992.

Mr. Bulman joined the CFC staff as Power Supply Officer in March 1980. He has served as Loan Officer since June 1, 1984. He became Senior Vice President and Loan Officer on June 1, 1992. He became Senior Vice President of Member Services on June 1, 1995.

Mr. Lilly joined CFC as a Senior Financial Consultant in October 1983. He became Director of Special Finance in June 1985 and Director of Corporate Finance in June 1986. He became Treasurer and Principal Finance Officer on June 1, 1993. He became Senior Vice President and Chief Financial Officer on January 1, 1994.

Mr. Hedberg joined CFC as Director of Rates and Special Projects in 1981. He became Senior Vice President of Strategic Services on June 1, 1995

(f)     Involvement in Certain Legal Proceedings.

	None to the knowledge of CFC.

(g)     Promoters and control persons.

	Inapplicable.

Item 405. Compliance with Section 16 (a) of the Exchange Act.

Inapplicable.


Item 11.  Executive Compensation

The Summary Compensation Table below sets forth the aggregate renumeration for services in all capacities to CFC, on an accrual basis, for the three years ended May 31, 1995, 1994 and 1993 to the named executive officers. The named executive officers include the CEO and the next four most highly compensated executive officers serving at May 31, 1995, with salary and bonus for fiscal year 1995 in excess of $100,000.

                                                 Summary Compensation Table

					Annual Compensation                Long-Term Compensation
									       Awards           Payouts
							    Other      Restricted   Options/                   All
							    Annual        Stock       SARs        LTIP        Other
Name and Principal Position     Year     Salary     Bonus   Comp (1)     Award(2)    (#)(2)    Payouts(2)    Comp(3)
Charles B. Gill (4)             1995   $311,549    $5,990      -            -          -           -       $168,450
  Governor and Chief            1994    286,021    20,702      -            -          -           -        144,419
  Executive Officer             1993    284,833     5,433      -            -          -           -        115,063

Sheldon C. Petersen (5)         1995    155,257     1,911      -            -          -           -         51,715
   Governor and Chief
   Executive Officer

Richard B. Bulman               1995    173,179     3,243      -            -          -           -         18,274
  Senior Vice President of      1994    167,184     3,073      -            -          -           -         16,115
  Member Services               1993    154,071     5,941      -            -          -           -          6,769

John J. List                    1995    149,621     2,574      -            -          -           -          9,876
  Senior Vice President and     1994    144,405     2,515      -            -          -           -         10,101
  General Counsel               1993    138,256     2,505      -            -          -           -          9,489

Steven L. Lilly                 1995    169,331     3,173      -            -          -           -         12,336
  Senior Vice President and     1994    138,884     2,006      -            -          -           -          9,460
  Chief Financial Officer       1993    107,696     1,906      -            -          -           -          8,055

David J. Hedberg                1995    109,548     1,901      -            -          -           -          9,588
  Senior Vice President for
  Strategic Services



(1) Reportable perquisites and other personal benefits do not exceed $50,000 or 10% of salary and bonus. All other items reportable under this column are not applicable to CFC.
(2)  Not applicable to CFC.
(3) Amounts for fiscal years, 1995, 1994 and 1993 include $99,321, $90,292 and $63,750 related to an employment contract described under "Employment Contracts and Termination of Employment and Change-In-Control Arrangements", $62,899, $48,147 and $45,616 related to leave accruals and $6,230, $5,980 and $5,697 related to CFC contributions to savings plan for Mr. Gill; $30,000 related to an employment contract described under "Employment Contracts and Termination of Employment and Change-in-Control Arrangements", $19,039 related to leave accruals and $2,676 related to CFC contributions to savings plan for Mr. Petersen; $14,811, $12,771 and $3,688 related to leave accruals and $3,463, $3,344 and $3,081 related to CFC contributions to savings plan for Mr. Bulman; $6,886, $7,213 and $6,724 related to leave accruals and $2,990, $2,888 and $2,765 related to CFC contributions to savings plan for Mr. List; $8,949, $6,682 and $5,901 related to leave accruals and $3,387, $2,778 and $2,154 related to CFC contributions to savings plan for Mr. Lilly; $7,303 related to leave accruals and $2,285 related to CFC contributions to savings plan for Mr. Hedberg.
(4)  Charles B. Gill served as Governor and CEO through February 28, 1995.
(5)  Sheldon C. Petersen has served as Governor and CEO from March 1, 1995.

Defined Benefit or Actuarial Plan Disclosure

NRECA maintains the Retirement and Security Program entitling CFC employees to receive, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. As of May 31, 1995, the number of years of service credited and the compensation covered under the program, respectively, for the officers listed above was as follows:
Charles B. Gill-22 years 2 months, $281,350; Steven L. Lilly-11 years 8 months, $120,812; John Jay List-22 years 3 months, $137,124; Richard B. Bulman-15 years 2 months, $155,893; Sheldon C. Petersen-11 years 5 months, $93,949; David J. Hedberg-13 years, $94,008.

                                                 Pension Plan Table
						  Years of Services
	Average base salary                5       10    15        20        25      30
		 $100,000              $ 9,500 $19,000 $28,500 $ 38,000  $ 47,500  $ 57,000
		  125,000               11,875  23,750  35,625   47,500    59,375    71,250
		  150,000               14,250  28,500  42,750   57,000    71,250    85,500
		  175,000               16,625  33,250  49,875   66,500    83,125    99,750
		  200,000               19,000  38,000  57,000   76,000    95,000   114,000
		  225,000               21,375  42,750  64,125   85,500   106,875   118,800 *
		  250,000               23,750  47,500  71,250   95,000   118,750   118,800 *
		  275,000               26,125  52,250  78,375  104,500   118,800*  118,800 *

*The Tax Reform Act of 1984 places a cap on maximum salary used to compute retirement benefits and maximum yearly benefit. For calendar year 1995, the salary cap is $150,000 (the cap represents the amount of salary for 1995 that may be used in the computation of the average base salary) and benefits cap is $118,800.

The Budget Reconciliation Act of 1993 has set a limit of $150,000 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has set up a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

Compensation of Directors

No director received any renumeration as an officer or director of CFC. Directors are reimbursed for travel expenses and receive a daily per diem to cover meals and lodging for their attendance at all Board of Directors functions.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Under a supplemental benefit agreement entered into as of April 1, 1989, and amended as of April 1, 1993, CFC agreed to employ Mr. Gill, and Mr. Gill agreed to remain as a CFC employee, for six years commencing April 1, 1989, at no less than his present compensation (as of April 1, 1993). CFC has agreed to pay Mr. Gill, after his normal retirement date in 2000 or such other date as agreed to by the Board of Directors, or earlier death or disability, a sum ranging from $17,500 commencing in 1983 to $32,500 beginning in 1986 for each year he is employed by CFC (or in the case of death or disability, for each year he would have been so employed (since 1983) until such date, subject, in the case of disability, to certain offsets or other payments) with interest at the rate of 10% per annum until payment. The agreement also provides to Mr. Gill eight weeks of paid vacation per year, which will accrue and be paid if unused. Mr. Gill retired as of April 1,

1995. The Board has agreed that this date will be treated as his normal retirement date under the supplemental benefit agreement. It is anticipated that the accumulated amounts will be paid out in two installments, the first of which will be in January 2000.

Under a supplemental benefit agreement entered into as of February 26, 1995, CFC has agreed that on March 1, 1995 and on each succeeding January 1 for as long as Mr. Petersen shall be employed by CFC, CFC shall credit the sum of $30,000 to a bookkeeping account for Mr. Petersen. CFC also agrees that on December 31, 1995 and each December 31 thereafter, interest will be credited to the account in an amount equal to the balance of the amount multiplied by the then current 20-year Medium-Term Note interest rate offered by CFC. The amount credited to the account will be paid to Mr. Petersen in a lump sum no later than January 15 of the year following his scheduled retirement date. In the event of Mr. Petersen's death or disability, CFC shall pay to Mr. Petersen or his beneficiary the total amount in the account on the January 1 following his death or disability. No benefits will be paid if Mr. Petersen is terminated for cause or due to reason other than death or disability does not continue his employment at CFC until his retirement date.

Compensation Committee Interlocks and Insider Participation

During the year ended May 31, 1995 the following directors and former directors of CFC served as members on the Operating Review and Audit Committee of the Board of Directors (which functions as the Board's compensation committee):

		Bill McGinnis (Former Director and Former President of CFC)

		Robert J. Bauman

		David E. Piper (Former Director of CFC)

		Bill Bertram

		J. Chris Cariker ( President of CFC)

		Garry Bye (Vice President of CFC)

		Harold I. Dycus

		Ralph L. Loveless (Secretary-Treasurer of CFC)

		Terry Pitchford

		Johnnie R. Austin (Former Director of CFC)

Other than those mentioned above, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Inapplicable.

Item 13.  Certain Relationships and Related Transactions.

(a), (b) and (c) At May 31, 1995, CFC had commitments for long- and intermediate-term loans aggregating $246 million and $184 million, respectively, and committed lines of credit aggregating $348 million, to member systems, excluding NCSC, RTFC and GFC, of which executive officers or directors of CFC are members, employees, officers or directors. At May 31, 1995, $231 million and $33 million of advances were outstanding with respect to such long- and intermediate-term loans, respectively, and $80 million was outstanding under such lines of credit. At May 31, 1995, CFC had guaranteed $171 million of contractual obligations of such members. CFC had commitments to NCSC for long-term loans of $12 million and CFC had outstanding guarantees of certain contractual obligations in the amount of $688 million at May 31, 1995, on behalf of NCSC. At May 31, 1995, advances outstanding with respect to such long-term loans were $48 million for NCSC. Such loans and guarantees were made in the ordinary course of CFC's business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other members and did not involve more than normal risk of uncollectibility or present other unfavorable features. It is anticipated that, consistent with its loan and guarantee policies in effect from time to time, additional loans and guarantees will be made by CFC to member systems and trade and service organizations of which officers or directors of CFC are members, employees, officers or directors. In light of its cooperative nature, pursuant to which CFC was established for the very purpose of extending financing to its members (from whose ranks its directors must be drawn), CFC is of the view that no purpose would be served by including detaile d information with respect to specific loans and guarantees to members with which any of its directors are affiliated.

(d)     Inapplicable.

	PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

	(a)     Documents filed as a part of this report.

		1. Financial statements
								   Page
	Report of Independent Public Accountants                    50
	Combined Balance Sheets                                     51
	Combined Statements of Income, Expenses and Net Margins     53
	Combined Statements of Changes in Members' Equity           54
	Combined Statements of Cash Flows                           55
	Notes to Combined Financial Statements                      56


		2. Financial statement schedules
			Page
Note 12 to Combined Financial Statements "Combined Quarterly
     Financial Results"                                             77

All other schedules are omitted because they are not required or inapplicable or the information is included in the financial statements or notes thereto.

3.  Exhibits

      3.1  -  Articles of Incorporation.  Incorporated by reference to Exhibit
	      3.1 to Registration Statement No. 2-46018, filed October 12, 1972.
      3.2 - Bylaws. Incorporated by reference to Exhibit 3.2 to CFC's annual report on Form 10-K for the year ended May 31, 1988, filed July 27, 1988.
      3.3 - Amendments to Bylaws as approved by CFC's Board of Directors and members on February 11, 1993, and a copy of the Bylaws as amended. Incorporated by reference to Exhibit 3.3 to CFC's annual report on Form 10-K for the year ended May 31, 1993, filed August 18, 1993.
      3.4 - Amendments to Bylaws as approved by CFC's Board of Directors and members on February 28, 1995, and a copy of the Bylaws as amended.
      4.1  -  Form of Capital Term Certificate.  Incorporated by reference to
	      Exhibit 4.3 Registration Statement No. 2-46018 filed October
	      12, 1972.
      4.2 - Indenture dated as of February 15, 1994, between the Registrant and First Bank National Association, trustee. Incorporated by reference to Exhibit 4.3 from the report on Form 8-K filed by CFC on June 14, 1994.
      4.3  -  Revolving Credit Agreements dated February 28, 1995.
	      Incorporated by reference to exhibit 4.3 from CFC's quarterly report on Form 10-Q filed April 3, 1995.
	   - Registrant agrees to furnish to the Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.

	      Management Contracts and Compensatory Plans and Arrangements.

      10.1 -  Plan Document for CFC deferred compensation program.
	      Incorporated by reference to Exhibit 10 to Registration Statement
	      No. 2-70355, filed December 23, 1980.
      10.2 -  Supplemental Benefit Agreement between CFC and Charles B. Gill
	      dated January 11, 1983, as amended.  Incorporated by reference
	      to Exhibit 10.2 to CFC's annual report on Form 10-K for the
	      year ended May 31, 1983.
      10.3 -  Second Amendment to Supplemental Benefit Agreement between CFC
	      and Charles B. Gill dated May 29, 1986.  Incorporated by
	      reference to Exhibit 10.3 to CFC's annual report on Form 10-K for
	      the year ended May 31, 1986.
      10.4 -  Third Amendment to Supplemental Benefit Agreement between CFC
	      and Charles B. Gill dated April 1, 1989.  Incorporated by
	      reference to Exhibit 10.4 to CFC's annual report on Form 10-K
	      for the year ended May 31, 1989.
      10.5 -  Fourth Amendment to Supplemental Benefit Agreement between CFC
	      and Charles B. Gill dated April 1, 1993.  Incorporated by
	      reference to Exhibit 10.5 to CFC's annual report on Form 10-K
	      for the year ended May 31, 1993.
      10.6 -  Fifth Amendment to Supplemental Benefit Agreement between CFC
	      and Charles B. Gill dated May 26, 1994.  Incorporated by
	      reference to Exhibit 10.6 to CFC's annual report on Form 10-K
	      for the year ended May 31, 1994.
      10.7 -  Supplemental Benefits Agreement between CFC and Sheldon C.
	      Petersen, dated as of February 26, 1995.
      12   -  Computations of ratio of margins to fixed charges.
      23   -  Consent of Arthur Andersen LLP
      27   -  Financial Data Schedules

	(b)  Reports on Form 8-K.

		No reports on Form 8-K were filed during the last quarter of fiscal year 1995.

	SIGNATURES
	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the th day of August, 1995.

					 NATIONAL RURAL UTILITIES COOPERATIVE
								FINANCE CORPORATION

					 By:       /s/ Sheldon C. Petersen
						   Sheldon C. Petersen
					   Governor and Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

		Signature                         Title                 Date

       /s/ SHELDON C. PETERSEN          Governor and Chief Executive
	  Sheldon C. Petersen             Officer


       /s/ STEVEN L. LILLY              Senior Vice President and
	  Steven L. Lilly                 Chief Financial Officer


       /s/ ANGELO M SALERA              Controller (Principal
	  Angelo M. Salera                Accounting Officer)


       /s/ J. CHRIS CARIKER             President and Director
	  J. Chris Cariker


       /s/ GARRY BYE                    Vice President and Director
	  Garry Bye


       /s/ RALPH L. LOVELESS            Secretary-Treasurer and
	  Ralph L. Loveless               Director               August  , 1995


       /s/ JOHN C. ANDERSON             Director
	  John C. Anderson


       /s/ ROBERT J. BAUMAN             Director
	  Robert J. Bauman

       /s/ BILL BERTRAM                 Director
	  Bill Bertram


       /s/ HAROLD I. DYCUS              Director
	  Harold I. Dycus

       /s/ GLENN ENGLISH                Director
	  Glenn English

<PAGE 51>


	 Signature                       Title          Date


       /s/ NADINE GRIFFIN               Director
	  Nadine Griffin


       /s/ BENSON HAM                   Director
	  Benson Ham


       /s/ RALPH HARMEYER               Director
	  Ralph Harmeyer


       /s/ GORDON J. HUDSON             Director
	  Gordon J. Hudson


       /s/ DAVID HUTCHENS               Director
	  David Hutchens


       /s/ PAUL J. LIESS                Director            August  , 1995
	  Paul J. Liess


       /s/ ROBERT H. McCLURG            Director
	  Robert H. McClurg


       /s/ R. LAYNE MORRILL             Director
	  R. Layne Morrill



       /s/ GERARD P. PAOLUCCI           Director
	  Gerard P. Paolucci


       /s/ GEORGE W. KLINE              Director
	  George W. Kline

       /s/ TERRY PITCHFORD              Director
	  Terry Pitchford


       /s/ HENRY UMSCHEID               Director
	  Henry Umscheid


       /s/ ROBERT O. WILLIAMS           Director
	  Robert O. Williams


       /s/ ELDWIN WIXSON                Director
	  Eldwin Wixson

	REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of


NATIONAL RURAL UTILITIES COOPERATIVE
		FINANCE CORPORATION:


We have audited the accompanying combined balance sheets of National Rural Utilities Cooperative Finance Corporation (a not-for-profit corporation under the District of Columbia Cooperative Association Act) and other related entities as discussed in Note 1 as of May 31, 1995 and 1994, and the related combined statements of income, expenses and net margins, changes in members' equity and cash flows for each of the three years in the period ended May 31, 1995. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and other related entities as of May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.



						     ARTHUR ANDERSEN LLP

Washington, D. C.
July 19, 1995


	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		       COMBINED BALANCE SHEETS

		    (Dollar Amounts In Thousands)

			May 31, 1995 and 1994

			      ASSETS


				   1995                    1994
CASH                          $   26,309              $   22,168

MARKETABLE SECURITIES             30,000                       0

DEBT SERVICE INVESTMENTS          32,740                  33,668

LOANS TO MEMBERS, net          6,747,124               5,921,022

RECEIVABLES                       87,638                  90,160

FIXED ASSETS, net                 36,807                  38,718

DEBT SERVICE RESERVE FUNDS       114,094                 107,095

OTHER ASSETS                       6,077                  11,465

			      $7,080,789              $6,224,296


The accompanying notes are an integral part of these combined financial statements.




	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

			  COMBINED BALANCE SHEETS

		      (Dollar Amounts In Thousands)

			   May 31, 1995 and 1994

		     LIABILITIES AND MEMBERS' EQUITY



						   1995             1994
NOTES PAYABLE, due within one year              $1,812,570      $1,607,975

ACCOUNTS PAYABLE                                    16,705          18,529

ACCRUED INTEREST PAYABLE                            39,343          35,597

LONG-TERM DEBT                                   3,685,682       3,042,068

OTHER LIABILITIES                                   21,553          36,301

COMMITMENTS, GUARANTEES AND CONTINGENCIES

MEMBERS' SUBORDINATED CERTIFICATES:
   Membership Subscription Certificates            637,129         640,520
   Loan and Guarantee Certificates                 597,586         582,338

     Total Members' Subordinated Certificates    1,234,715       1,222,858

MEMBERS' EQUITY                                     270,221         260,968

     Total Members' Subordinated Certificates
       and Members' Equity                        1,504,936       1,483,826

						 $7,080,789      $6,224,296


The accompanying notes are an integral part of these combined financial statements.



	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	 COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

		       (Dollar Amounts In Thousands)

	       For the Years Ended May 31, 1995, 1994 and 1993



							 1995             1994            1993

OPERATING INCOME-Interest on loans to members           $440,109        $324,682        $336,387
	Less-Cost of funds                               361,338         263,230         265,412

		Gross operating margin                    78,771          61,452          70,975

EXPENSES:
	General, administrative and loan processing       19,568          16,668          17,623
	Provision for loan and guarantee losses           17,400          15,625          15,000

		Total expenses                            36,968          32,293          32,623

		Operating margin                          41,803          29,159          38,352

NONOPERATING INCOME                                        3,409           4,029           3,296

NET MARGINS BEFORE EXTRAORDINARY LOSS                     45,212          33,188          41,648

EXTRAORDINARY LOSS                                             0               0          (3,161)

NET MARGINS                                             $ 45,212        $ 33,188        $ 38,487




	The accompanying notes are an integral part of these combined financial statements.



	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	    COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

		     (Dollar Amounts In Thousands)

	    For the Years Ended May 31, 1995, 1994 and 1993


											       Patronage
											    Capital Allocated
											    General
								 Education   Unallocated    Reserve
					  Total      Memberships    Fund       Margins       Fund     Other
Balance as of May 31, 1992               $246,328      $ 1,181     $ 289       $ 2,289      $ 483    $242,086
	Retirement of Patronage Capital   (26,864)           0         0             0       (373)    (26,491)
	Net Margins - Allocated            38,487            0        23             1        378      38,085
	Other                                 348           66         0            (1)         0         283

Balance as of May 31, 1993                258,299        1,247       312         2,289        488     253,963
	Retirement of Patronage Capital   (29,459)           0         0             0       (295)    (29,164)
	Net Margins - Allocated            33,188            0        13             0        302      32,873
	Other                              (1,060)          92         0             0          0      (1,152)

Balance as of May 31, 1994                260,968         1,339      325         2,289        495     256,520
	Retirement of Patronage Capital   (34,184)            0        0             0       (177)    (34,007)
	Net Margins - Allocated            45,212             0       50             0        180      44,982
	Other                              (1,775)           44        0             0          0      (1,819)

Balance as of May 31, 1995               $270,221       $ 1,383    $ 375       $ 2,289      $ 498    $265,676




	The accompanying notes are an integral part of these combined financial statements.




	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		      COMBINED STATEMENTS OF CASH FLOWS

		       (Dollar Amounts In Thousands)

	     For the Years Ended May 31, 1995, 1994 and 1993


								    1995           1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net margins                                                   $  45,212       $  33,188       $ 38,487
  Add (deduct):
    Provision for loan and guarantee losses                        17,400          15,625         15,000
    Depreciation                                                    2,359           1,553          1,522
    Amortization                                                  (15,940)        (15,915)       (10,402)
  Add (deduct) changes in accrual accounts:
    Receivables                                                    (2,880)         (4,263)       (10,955)
    Accounts payable                                               (1,824)            613          4,696
    Accrued interest payable                                        3,746         (12,225)        (7,699)
    Other                                                           6,002          15,975         42,531

    Net cash flows provided by operating activities                54,075          34,551         73,180

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made on loans                                       (3,619,998)     (2,382,839)    (1,456,959)
  Principal collected on loans                                  2,776,496       1,558,662      1,332,584
  Investment in fixed assets                                         (448)         (8,494)        (4,884)

    Net cash flows used in investing activities                  (843,950)       (832,671)       (129,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable, net                                              604,595       1,104,351       389,809
  Marketable Securities                                           (30,000)              0             0
  Debt service investments, net                                       928          11,944        55,127
  Proceeds from issuance of long-term debt                        476,233         172,293       158,245
  Payments for retirement of long-term debt                      (232,798)       (512,849)     (522,077)
  Proceeds from issuance of Members' Subordinated Certificates     30,156          34,088        32,087
  Payments for retirement of Members' Subordinated Certificates   (19,603)        (15,868)      (21,342)
  Payments for retirement of patronage capital                    (35,495)        (29,121)      (26,632)

    Net cash flows provided by financing activities                794,016        764,838        65,217

NET CASH FLOWS                                                       4,141        (33,282)        9,138
BEGINNING CASH                                                      22,168         55,450        46,312
ENDING CASH                                                      $  26,309      $  22,168      $ 55,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during year for interest expense                     $ 360,308      $ 269,959     $ 275,950

	The accompanying notes are an integral part of these combined financial statements.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		  NOTES TO COMBINED FINANCIAL STATEMENTS

		       May 31, 1995, 1994 and 1993

(1)     General Information and Accounting Policies

	(a) General Information

National Rural Utilities Cooperative Finance Corporation (the "Company" or "CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members ("Utility Members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. Most CFC long-term loans to Utility Members are made in conjunction with concurrent loans from RUS and are secured equally and ratably with RUS's loans by a single mortgage. CFC also provides guarantees for tax-exempt financings of pollution control facilities and other properties constructed or acquired by its members and, in addition, provides guarantees of taxable debt in connection with certain lease and other transactions of its members. CFC is exempt from payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code.

CFC's 1,046 members as of May 31, 1995, included 903 Utility Members, virtually all of which are consumer-owned cooperatives, 72 service members and 71 associate members. The Utility Members included 838 distribution systems and 65 generation and transmission ("Power Supply") systems operating in 46 states and U.S. territories. At December 31, 1993, CFC's member systems served approximately 12.4 million consumers, representing service to an estimated 32.5 million ultimate users of electricity, and owned approximately $62.6 billion (before depreciation of $17.9 billion) in total utility plant.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing and/or arranging financing for its rural telecommunication members and affiliates. RTFC's bylaws require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. CFC is the sole source of funding for RTFC. As of May 31, 1995, RTFC had 388 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing a source of funds for its members to refinance their RUS guaranteed debt previously held by the Federal Financing Bank. All trust certificates held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. CFC is the sole source of funding for GFC. GFC had four members other than CFC at May 31, 1995. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

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

As of May 31, 1995, CFC had committed to lend RTFC up to a total of $2.4 billion to fund loans to its members and their affiliates. As of the same date, RTFC had outstanding loans and unadvanced loan commitments totaling $1,215.1 million. RTFC's net margins are allocated to RTFC borrowers. Summary financial information relating to RTFC included in the combined financial statements is presented below:

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	       NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


	As of May 31:                                           1995          1994
	(Dollar Amounts In Thousands)
	Outstanding loans to members and their affiliates     $883,463      $653,644
	Total assets                                           985,381       743,761
	Notes payable to CFC                                   883,463       653,644
	Total liabilities                                      892,717       663,810
	Members' Equity (1) and Subordinated Certificates       92,664        79,951

	For the years ended May 31:                             1995          1994       1993
  (Dollar Amounts In Thousands)

	     Operating income                                  $54,639       $28,825    $28,183
	Net margins (2)                                          2,110         4,545      1,506

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

(2) RTFC's net margins for fiscal year 1995 will be adjusted for the allocation of patronage capital by CFC.

As of May 31, 1995, CFC had loaned GFC $421.7 million to fund the purchase of RUS guaranteed trust certificates from CFC. Summary financial information relating to GFC included in the combined financial statements is presented below:

	As of May 31:                                           1995            1994
       (Dollar Amounts In Thousands)
	Outstanding loans to members                          $421,665        $524,081
	Total assets                                           442,878         540,913
	Notes payable to CFC                                   427,875         531,302
	Total liabilities                                      440,410         539,521
	Members' Equity                                          2,468           1,392

	For the years ended May 31:                             1995            1994         1993
     (Dollar Amounts In Thousands)

	Operating income                                      $ 28,494        $ 16,667      $11,233
	Net margins (1)                                          3,235           1,831          902

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

Activity in the allowance account is summarized as follows for the years ended May 31:

						     1995            1994            1993
	 (Dollar Amounts In Thousands)
	 Balance at beginning of year              $188,196        $172,571        $157,571
	 Provision for loan and guarantee losses     17,400          15,625          15,000
	 Balance at end of year                    $205,596        $188,196        $172,571

(f)  Fixed Assets

Buildings, aircraft, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $7.7 million and $5.4 million as of May 31, 1995 and 1994, respectively. Depreciation and amortization expenses ($2.4 million, $1.6 million and $1.5 million in fiscal years 1995, 1994 and 1993, respectively) are computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.

(g)  Recognition of Fee Income

In connection with its various loan, guarantee and other financing programs, CFC may be entitled to receive certain fees. Such fees are generally designed to compensate CFC for expenses associated with the related transactions.
CFC recognizes the income from such fees periodically over the term during which it incurs the related expenses.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(h)  Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, CFC is a party to financial instruments with off-balance sheet risk both to meet the financing needs of its member borrowers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, guarantees of members' obligations and interest rate exchange agreements. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the combined balance sheets.

(i)  Accounting by Creditors for Impairment of a Loan

In May 1993, the Financial Accounting Standards Board (the "FASB") released Statement No. 114 "Accounting by Creditors for Impairment of a Loan." The statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, observable market value or the fair value of the collateral. In October 1994, the FASB released Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The statement amends FASB Statement No. 114 by eliminating the interest income recognition provisions and changing the disclosure requirements. Both statements are required to be implemented in fiscal years beginning after December 15, 1994 and will apply to loans that are, or become impaired, based on the provisions of FASB Statement No. 114, or that have certain restructuring agreements executed on, or after the implementation date. CFC has elected not to implement these statements early and management has not yet determined the impact on the financial statements.

(j)  Employers' Accounting for Postemployment Benefits

CFC has implemented FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits." The statement requires accrual accounting for employee benefits that are paid after the termination of active employment but prior to retirement. The implementation of this statement did not have a material impact on CFC's financial statements.

(k)  Accounting for Certain Investments in Debt and Equity Securities

CFC has implemented FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The CFC investments covered by this statement, at May 31, 1995, include the marketable securities and the debt service investments. These items have been recorded at amortized cost, due to the company's intent and ability to hold all investments to maturity.

(l) Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments

In October 1994, the FASB released Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This statement requires disclosure about the amounts, nature and terms of derivative financial instruments. The statement must be implemented for fiscal years ending after December 15, 1994. CFC has implemented this statement as of May 31, 1995. CFC is neither a dealer nor a trader in derivative financial instruments. CFC uses interest rate exchange agreements to help manage its interest rate risk.

(m)  Memberships

Members are charged a one-time membership fee based on member class. CFC Distribution System members (Class A), Power Supply System members (Class B), national associations of cooperatives (Class D) and Associate members (Class E) all pay a $1,000 membership fee. CFC Service Organization members (Class C) pay a $200 membership fee. RTFC voting members pay a $1,000 membership fee and non-voting members pay a $100 membership fee. All GFC members pay a $1,000 membership fee.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(n)  Reclassifications

Certain reclassifications of prior year amounts have been made to conform with fiscal year 1995 presentation.

(2) Loans and Commitments

Loans to members bear interest at rates determined from time to time by the Board of Directors on the basis of CFC's cost of funds, operating expenses, provision for loan and guarantee losses and the maintenance of reasonable margin levels. In keeping with its not-for-profit, cooperative character, CFC's policy is to set interest rates at the lowest levels it considers to be consistent with sound financial management. Loans outstanding to members, weighted average interest rates thereon and unadvanced commitments are summarized by loan type as follows as of May 31:

                                                              1995                        1994
							                                                      Weighted                                Weighted
(Dollar Amounts In Thousands)                                Average                                 Average
						                                            Loans     Interest     Unadvanced       Loans     Interest   Unadvanced
                                          						Outstanding    Rates    Commitments(A)  Outstanding    Rates   Commitments(A)
Long-term fixed rate secured loans (B):
  Distribution Systems                           $1,645,551    7.68%     $   10,389     $1,502,454     7.69%     $   12,089
  Power Supply Systems                              253,208    7.68%          1,214        273,186     7.56%          9,705
  Service Organizations (C)                          81,521    9.27%          2,600         94,104     9.53%         11,461
  Associate Members                                   1,569   10.25%              0          1,606    10.25%              0
  Telecommunication Organizations                   141,144    8.98%              0        119,600     9.16%              0
    Total long-term fixed rate secured loans      2,122,993    7.83%         14,203      1,990,950     7.85%         33,255

Long-term variable rate secured loans (D):
  Distribution Systems                            2,553,590    6.50%        730,453      2,172,799     4.65%        807,848
  Power Supply Systems                              191,967    6.50%        512,598        170,683     4.65%        436,147
  Service Organizations (C)                          53,332    6.50%         67,887         39,487     4.65%         64,828
  Associate Members                                  42,561    6.20%         39,959         29,089     4.45%         47,412
  Telecommunication Organizations                   704,427    6.64%        130,627        499,506     4.92%        366,269
    Total long-term variable rate secured loans   3,545,877    6.52%      1,481,524      2,911,564     4.69%      1,722,504

Refinancing variable rate loans
 guaranteed by RUS:
  Power Supply Systems                              429,129    7.27%              0        533,545     4.87%              0

Intermediate-term secured loans:
  Distribution Systems                                4,176    6.85%          2,300          4,112     4.90%          2,000
  Power Supply Systems                               40,237    6.85%        158,759         21,316     4.90%        234,391
  Service Organizations                              11,429    6.85%          3,705          2,099     4.90%          5,541
  Telecommunication Organizations                         0       0               0              0        0               0
    Total intermediate-term secured loans            55,842    6.85%        164,764         27,527     4.90%        241,932

Intermediate-term unsecured loans:
  Distribution Systems                               11,392    6.50%         17,693         13,046     4.90%         10,695
  Power Supply Systems                               47,443    6.50%          3,856         84,515     4.90%         22,376
  Service Organizations                                   0       0               0              0        0              70
  Telecommunication Organizations                     3,255    7.54%          2,370          1,265     5.05%          1,303
    Total intermediate-term unsecured loans          62,090    6.56%         23,919         98,826     4.90%         34,444

Short-term loans (E):
  Distribution Systems                              445,962    6.85%      2,032,220        276,373     4.90%      1,943,335
  Power Supply Systems                               10,267    6.85%      1,042,205         14,048     4.90%        962,224
  Service Organizations                              25,653    6.85%         46,787         11,812     4.90%         66,463
  Associate Members                                   7,651    6.85%         13,524          3,084     4.90%         16,201
  Telecommunication Organizations                    34,637    7.60%        198,636         31,176     5.65%        114,172
    Total short-term loans                          524,170    6.90%      3,333,372        336,493     4.97%      3,102,395

Nonperforming loans (F):
  Distribution Systems                                1,830    7.21%              0          1,933     8.27%              0
  Power Supply Systems                               25,811    6.57%              0         27,948     4.75%              0
  Associate Members                                       0       0               0         12,961     9.00%              0
  Telecommunication Organizations                         0       0               0          2,098     6.13%              0
    Total nonperforming loans                        27,641    6.61%              0         44,940     6.19%              0


                NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		  NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

							                                                         1995                                   1994
							                                                       Weighted                                Weighted
(Dollar Amounts In Thousands)                                 Average                                 Average
						                                               Loans    Interest      Unadvanced      Loans     Interest     Unadvanced
					                                           	Outstanding    Rates     Commitments(A)  Outstanding  Rates     Commitments(A)
Restructured loans (G):
  Distribution Systems                           $    2,654   18.37%        $     0     $    2,667    18.37%     $    3,000
  Power Supply Systems                              180,521    9.01%         20,000        160,873     8.32%         50,000
  Service Organizations                               1,803    6.50%              0          1,833     4.62%              0
  Associate Members                                       0       0               0              0        0               0
  Telecommunication Organizations                         0       0               0              0        0               0
    Total restructured loans                        184,978    9.12%         20,000        165,373     8.44%         53,000

    Total loans                                   6,952,720    7.01%      5,037,782      6,109,218     5.87%      5,187,530

Less: Allowance for Loan and Guarantee Losses       205,596                       0        188,196                        0

    Net loans                                    $6,747,124              $5,037,782     $5,921,022               $5,187,530

(A) Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed, but funds have not been advanced. CFC may require additional information to assure itself that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the documents supplied to CFC. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for lending on commitments are identical to those for advanced loans. Long-term unadvanced commitments that do not have an interest rate associated with the commitment have been listed under the variable rate. Rates, fixed or variable, are set at the time of the advance on the amount of the advance.

(B) Generally, long-term fixed rate secured loans provide for a fixed interest rate for terms of one to 30 years. Upon expiration of the term, the borrower may select another fixed rate term of one to 30 years (but not beyond maturity of the loan) or a variable rate. The borrower may select either option or may repay to CFC the principal then outstanding together with interest due thereon and other sums, if required. Included in long-term fixed rate secured loans are $30.4 million of unsecured loans at May 31, 1995.

(C)  CFC had loans outstanding to National Cooperative Services Corporation
     ("NCSC") in each of the periods shown.   Long-term fixed rate loans
     outstanding to NCSC as of May 31, 1995 and 1994, were $48.5 million and $47.8 million, respectively. In addition, as of May 31, 1995 and 1994, CFC had unadvanced loan commitments to NCSC in the amount of $12.3 million and $14.7 million, respectively.

(D) Included in long-term variable rate secured loans are $41.4 million and $3.5 million of unsecured loans to one borrower at May 31, 1995 and 1994.

(E) All short-term loans are unsecured, except for $30.9 million and $18.2 million of loans outstanding at May 31, 1995 and 1994 that are secured.

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

                NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		 NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

    Loans outstanding, by state or U.S. territory, are summarized below:

(Dollar Amounts In Thousands)

			       May 31,                                          May  31,
State                    1995         1994          State              1995              1994
Alabama               $136,143     $115,355        Nevada           $    7,495      $    7,709
Alaska                 110,753       73,195        New Hampshire        31,576           8,787
Arizona                 79,590       62,188        New Jersey            5,564           4,109
Arkansas               226,798      204,666        New Mexico          109,505         103,055
California              17,358       17,906        New York             10,843          13,202
Colorado               286,242      249,381        North Carolina      241,349         267,782
Delaware                17,201       17,492        North Dakota         13,800          10,916
District of Columbia    92,656       63,843        Ohio                 87,321          68,895
Florida                320,177      317,421        Oklahoma            251,804         220,346
Georgia                515,767      415,393        Oregon              142,404         113,600
Idaho                   41,856       37,202        Pennsylvania         83,100          80,272
Illinois               470,160      555,531        South Carolina      273,099         251,520
Indiana                109,180      101,190        South Dakota         42,831          41,072
Iowa                   143,016      129,454        Tennessee            58,730          55,681
Kansas                 240,366      215,717        Texas               727,320         580,375
Kentucky               171,736      157,051        Utah                149,752         131,285
Louisiana              125,088      124,877        Vermont              66,724          11,674
Maine                   65,540        2,914        Virgin Islands       52,081          56,114
Maryland                77,588       65,779        Virginia            170,400         174,607
Michigan                74,255       55,969        Washington           77,320          76,991
Minnesota              230,301      180,370        West Virginia         1,038           1,051
Mississippi            183,239      186,869        Wisconsin            92,354          79,811
Missouri               248,846      219,121        Wyoming             102,569          23,572
Montana                146,572      136,812         Total           $6,952,720      $6,109,218
Nebraska                23,313       21,096

Weighted average interest rates earned (recognized in the case of nonperforming and restructured loans) on all loans outstanding are summarized below:

                         For the year ended May 31,
					      1995    1994    1993
	Long-term fixed rate                  8.63%   8.63%   9.15%
	Long-term variable rate               5.90%   4.08%   4.99%
	Telecommunication organizations       6.70%   5.58%   6.32%
	Refinancing loans guaranteed by RUS   6.07%   4.01%   4.09%
	Intermediate-term                     6.19%   4.41%   4.93%
	Short-term                            6.29%   4.38%   5.08%
	Associate members                     5.40%   4.21%   4.74%
	Nonperforming                         1.56%   1.19%   1.26%
	Restructured                          1.92%   2.33%   1.92%
		All loans                     6.72%   5.66%   6.54%


	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Long-term fixed rate loans outstanding at May 31, 1995 which will be subject to adjustment of their interest rates during the next five calendar years are summarized as follows (due to principal repayments, amounts subject to interest rate adjustment may be lower at the actual time of interest rate adjustment):

                                               Weighted
(Dollar Amounts In Thousands)                   Average
			      Interest          Amounts
				 Rate         Outstanding
	1996                     7.96%         $134,531
	1997                     9.07%          140,178
	1998                     8.19%          165,408
	1999                     7.54%          306,040
	2000                     6.74%          133,833
					       $879,990

During the first quarter of calendar year 1995, long-term fixed rate loans totaling $26.2 million had their interest rates adjusted. These loans will be eligible to readjust their interest rates again during the first quarter of calendar year 1996 to the lowest long-term fixed rate offered during 1995 for the term selected. At January 1 and May 31, 1995, the standard long-term fixed rates were 8.80% and 7.20%, respectively.

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

Under common mortgages securing long-term CFC loans to Distribution System members, RUS has the sole right to act within 30 days or, if RUS is not legally entitled to act on behalf of all noteholders, CFC may exercise remedies. Under common mortgages securing long-term CFC loans to, or guarantee reimbursement obligations of, Power Supply members, RUS retains substantial control over the exercise of mortgage remedies.

As of May 31, 1995 and 1994, mortgage notes representing approximately $789.9 million and $717.8 million, respectively, of outstanding long-term loans to members were pledged as collateral to secure CFC's Collateral Trust Bonds.

CFC has received no guarantee of its loans from RUS; however, "Refinancing loans guaranteed by RUS" represents loans made by CFC and transferred to its affiliate GFC to fund the prepayment of members' Federal Financing Bank debt, effected through grantor trusts which each hold a note from the member, the repayment of which has been guaranteed by RUS. Each trust issues Trust Certificates which represent an undivided interest in the trust assets. GFC, as holder of Trust Certificates, is financing these loans from funds provided by CFC at a variable rate until fixed rate funding is obtained through the public markets.

CFC sets the variable interest rates monthly on outstanding short- and intermediate-term loans. On notification to borrowers, CFC may adjust the interest rate semimonthly. Under CFC policy, the maximum interest rate which may be charged on short-term loans is the prevailing bank prime rate plus 1% per annum; on intermediate-

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	  NOTES TO COMBINED FINANCIAL STATEMENTS - (Contined)

term loans, the prevailing bank prime rate plus 1.5% per annum; and on RTFC short-term loans, the prevailing bank prime rate plus 3% per annum.

At May 31, 1995, 1994 and 1993, nonperforming loans in the amount of $27.6 million, $44.9 million and $55.8 million, respectively, were on a nonaccrual basis with respect to recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $2.1 million, $1.5 million and $1.1 million for the years ended May 31, 1995, 1994 and 1993, respectively. Income recognized on these loans totaled $0.7 million, $0.5 million and $0.5 million, respectively.

At May 31, 1995, 1994 and 1993, the total amount of restructured debt was $185.0 million, $165.4 million and $172.9 million, respectively. CFC elected to apply all principal and interest payments received against principal outstanding on restructured debt of $131.1 million, $111.5 million and $100.3 million, respectively. The interest income that would have been recorded under the original terms of the debt, assuming the debt had been outstanding for the period, was $12.5 million, $8.4 million and $8.8 million, for the years ended May 31, 1995, 1994 and 1993, respectively. The interest income actually recorded for restructured debt was $3.5 million, $4.0 million and $2.9 million, respectively. At May 31, 1995 and 1994, CFC had committed to lend $20.0 million and $53.0 million, respectively, to borrowers performing under restructured terms.

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

The maturity dates and the interest rates payable on certificates purchased in conjunction with CFC's guarantee program vary in accordance with applicable CFC policy. In addition, members may also be required to purchase noninterest-bearing Subordinated Certificates in connection with CFC's guarantee of long-term tax-exempt bonds (see Note 8). These certificates have varying maturities but none is greater than the longest maturity of the guaranteed obligation. Proceeds from the sale of such certificates are pledged by CFC to the debt service reserve

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION fund established in connection with the bond issue, and any earnings from the investments of the fund inure solely to the benefit of the members for whose benefit the bonds are issued.

Information with respect to Members' Subordinated Certificates at May 31, is as follows:

(Dollar Amounts In Thousands)                                 1995              1994
Membership Subscription Certificates:
  Number of subscribing members                                   903             899


  Issued and outstanding:
    3% and 5% certificates maturing 2020 through 209       $  630,249      $  628,583
  Subscribed and unissued                                       6,880          11,937

       Total Membership Subscription Certificates             637,129         640,520

Loan and Guarantee Certificates:
  Issued and outstanding:
    3% certificates maturing through 2040                     140,911         141,481
    5.74% to 13.70% certificates maturing through 2018        137,905         143,468
    Noninterest-bearing certificates maturing through 2029    301,354         279,978
  Subscribed and unissued                                      17,416          17,411

       Total Loan and Guarantee Certificates                  597,586         582,338

       Total Members' Subordinated Certificates            $1,234,715      $1,222,858

CFC estimates the amount of Subscription and Loan and Guarantee Certificates that will be repaid during the next five fiscal years will total approximately 2.65% of certificates outstanding. The weighted average interest rate paid on all subordinated certificates was 4.36%, 4.46% and 4.58% as of May 31, 1995, 1994 and 1993, respectively. These rates do not include $114.1 million, $107.1 million and $116.5 million of debt service reserve certificates and $24.3 million, $29.3 million and $32.4 million of subscribed but unissued subordinated certificates at May 31, 1995, 1994 and 1993, respectively.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	   NOTES TO COMBINED FINANCIAL STATEMENTS - (Continue)

(4)  Notes Payable and Credit Arrangements

Notes payable due within one year as of May 31, and weighted average interest rates thereon, are summarized as follows:
								     1995                                             1994
									  Weighted                     Weighted
									  Average                      Average
							    Amounts       Interest       Amounts       Interest
(Dollar Amounts In Thousands)                              Outstanding      Rates      Outstanding      Rates
Commercial paper, sold through dealer, net of
  discounts of $23,981 and $3,320, respectively             $2,783,018      6.13%      $ 2,367,763       4.28%
Commercial paper sold by CFC directly  to members, at par    1,049,474      6.06%          999,549       4.13%
Commercial paper sold by CFC directly to nonmembers,
  at par                                                        60,078      6.06%           61,663       4.01%

							     3,892,570      6.11%        3,428,975       4.23%

Bank bid notes                                                 350,000      6.11%          209,000       4.30%
							     4,242,570      6.11%        3,637,975       4.23%

Notes payable supported by revolving credit agreements,
  classified as long-term debt (see Note 5)                 (2,430,000)     6.11%       (2,030,000)      4.23%

							    $1,812,570      6.11%      $ 1,607,975       4.23%

	Other information with regard to notes payable due within one year at May 31, is as follows:

(Dollar Amounts In Thousands)                              1995          1994            1993
Original maturity range of notes outstanding at
	year-end                                      1 to 261 days   1 to 269 days   1 to 232 days
Weighted average maturity of notes outstanding
	at year-end                                         65 days         36 days         46 days
Average amount outstanding during the year               $3,895,274      $2,954,783      $2,279,304
Maximum amount outstanding at any month-end during
	the year                                         $4,242,570      $3,637,975      $2,533,624
Weighted average interest rate paid for the year,
	without effect of compensating balances and
	commitment fees                                       5.44%           3.48%           3.36%
Weighted average effective interest rate paid for the
	year, including effect of compensating balances
	and commitment fees                                   5.59%           3.67%           3.61%

CFC issues short-term bid notes which are unsecured obligations of CFC and do not require back-up bank lines for liquidity purposes. Bid note facilities are uncommitted lines of credit for which CFC does not pay a fee. The commitments are generally subject to termination at the discretion of the individual banks.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

As of May 31, 1995, CFC had two revolving credit agreements totaling $4,050.0 million with 55 banks, including Morgan Guaranty Trust Company of New York as Arranger, Administrative Agent and Co-Syndication Agent and the Bank of Nova Scotia as Co-Syndication Agent. These credit facilities were arranged principally to provide liquidity support for CFC's outstanding commercial paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed and agreed to purchase for the benefit of its members (see Note 8).

Under the respective revolving credit agreements, CFC can borrow up to $2,430.0 million until February 28, 2000 (the "five-year facility"), and an additional $1,620.0 million until February 27, 1996 (the "364-day facility"). Any amounts outstanding will be due on those dates. In connection with the five-year facility, CFC pays a per annum facility/commitment fee of .125 of 1%. The per annum facility fee for the 364-day facility is .10 of 1%. If CFC's short-term ratings decline, these fees may be increased by no more than
 .1125 of 1%. Borrowings under both agreements will be at one or more rates as defined in the agreements, as selected by CFC.

The revolving credit agreements require CFC among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,345.0 million (increased each fiscal year by 90% of net margins not distributed to members) and an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated debt and restrict, with certain exceptions, the creation by CFC of liens on its assets and contain certain other conditions to borrowing. The agreement also prohibits CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination date. As of May 31, 1995, CFC was in compliance with all covenants and conditions.

As of May 31, 1995, there were no borrowings outstanding under the revolving credit agreements. At May 31, 1995, CFC classified $2,430.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,430.0 million of notes payable outstanding during the next 12 months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions therein.

	NATIONAL RURAL UTILTIIES COOPERATIVE FINANCE CORPORATION

(5) Long-Term Debt

The following is a summary of long-term debt as of May 31:

(Dollar Amounts In Thousands)
								     1995          1994
	Notes payable supported by revolving credit agreement
	  (see Note 4)                                           $2,430,000      $2,030,000
	Medium-Term Notes, sold through dealer                      206,975         238,225
	Medium-Term Notes, sold directly to members                 366,662         233,983
								    573,637         472,208

	Collateral Trust Bonds:
	  Floating Rate, Series 1994A, due 1996 (1)                 150,000               0
	  9.5%, Series T, due 1997 (2)                              150,000         150,000
	  8.5%, Series U, due 1998 (2)                              150,000         150,000
	  7.40%, Series A, due 2007 (2)                                   0           2,819
	  Floating Rate, Series E-2, due 2010 (2)                     2,189           2,253
	  9%, Series O, due 2016 (2)                                 83,200          87,400
	  9%, Series V, due 2021 (2)                                150,000         150,000
								    685,389         542,472
	Less:  Collateral Trust Bonds held in treasury                1,111             200
	       Unamortized bond discount                              2,233           2,412
		 Total Collateral Trust Bonds                       682,045         539,860
		 Total long-term debt                            $3,685,682      $3,042,068


(1)  Issued under the 1994 indenture.
(2)  Issued under the 1972 indenture.

The weighted average interest rate on Medium-Term Notes and Collateral Trust Bonds was 7.90%, 8.06% and 8.56% as of May 31, 1995, 1994 and 1993. These
rates do not include notes payable supported by the revolving credit agreement.

The principal amount of Medium-Term Notes and Collateral Trust Bonds maturing (including any sinking fund requirements) in each of the five fiscal years following May 31, 1995, is as follows:

	(Dollar Amounts In Thousands)

	1996            $262,651
	1997             392,650
	1998             179,635
	1999              15,845
	2000              14,681




Under the 1972 Indenture for Collateral Trust Bonds, CFC is required to maintain funds in a debt service investment account equivalent to principal and interest payments due on the bonds over the next 12 months. At May 31, 1995 and 1994, CFC had $32.7 million and $33.7 million of such funds invested in bank certificates of deposit and marketable securities, respectively.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	  NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)



The outstanding Collateral Trust Bonds are secured by the pledge of mortgage notes taken by CFC in connection with long-term secured loans made to those members fulfilling specified criteria as set forth in the indenture. Medium-Term Notes are unsecured obligations of CFC.

The following table lists the notional principal amounts and the weighted average interest rates paid by CFC under interest rate exchange agreements at May 31, 1995 and 1994:

(Dollar Amounts in Thousands)
     Maturity             Interest Rate Paid               Notional Principal Amount
	Date            1995            1994                1995              1994
August 1996 (1)         8.40%           8.40%             $ 30,000        $  30,000
September 1996 (2)      5.90%              0               150,000                0
February 1997 (1)       9.34%           9.34%               35,000           35,000
February 1997 (1)       9.33%           9.33%               40,000           40,000
February 1997 (1)       9.36%           9.36%               25,000           25,000
February 1988 (2)       5.57%              0                50,000                0

	Total                                             $330,000        $ 130,000

(1) Under these agreements, CFC pays a fixed rate of interest and receives interest based on a variable rate.
(2 Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.

CFC's objective in using interest rate exchange agreements in which it pays a fixed rate of interest and receives a variable rate of interest is to fix the interest rate on a portion of its commercial paper. CFC then uses commercial paper, in an amount equal to the notional principal value of the interest rate exchange agreements, to fund a portion of its long-term fixed rate loan portfolio. During fiscal year 1995, CFC received a weighted average rate of 5.58%, 5.55%, 5.56% and 5.56% on the interest rate exchange agreements maturing August 1996, February 1997, February 1997 and February 1997, respectively. The net difference between the rate paid by CFC and the rate received is included in the cost of funds.

CFC's objective in using interest rate exchange agreements in which it pays and receives a variable rate of interest is to change the variable rate on a notional amount of debt from a LIBOR rate index to a commercial paper rate index. The variable rate Collateral Trust Bonds and Medium-Term Notes are issued based on a LIBOR rate index, while CFC sets its variable rate loan interest rates based on a commercial paper rate. During fiscal 1995, CFC received a weighted average rate of 5.82% and 6.31% on the interest rate exchange agreements maturing in September 1996 and February 1998, respectively. The net difference between the rate paid by CFC and the rate received is included in the cost of funds.

CFC is exposed on these interest rate swap agreements to interest rate risk if the counterparty to the interest rate swap agreement does not perform to the agreement's terms. CFC's policy is to enter swap agreements only with financial institutions with at least a AA long-term credit rating.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(6)  Employee Benefits

CFC is a participant in the National Rural Electric Cooperative Association ("NRECA") Retirement and Security Program. This program is available to all qualified CFC employees. Under the program, participating employees are entitled to receive, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. A moratorium on contributions had been in effect since July 1, 1987, when the plan reached the full funding limitation. In November 1994, the moratorium on funding was lifted. CFC contributed a total of $549,000 from November
1994 through April 1995, at which time the funding moratorium was again placed in effect. Funding requirements are charged to general and administrative expenses as billed on a monthly basis. This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore, the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

The Budget Reconciliation Act of 1993 has set a limit of $150,000 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has set up a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

CFC offers a 401(k) defined contribution savings program to all employees that have completed a minimum of 1,000 hours of service, in either the first 12 consecutive months or first full calendar year of employment. Employee contributions for calendar year 1995 are tax deductible up to $9,240, the limit set by IRS regulations. Employees may contribute additional amounts to the program on an after-tax basis subject to the limitations established b y section 415 of the IRC. The Company will contribute an amount equal to 2% of an employee's salary each year for all employees participating in the program. During the year ended May 31, 1995, the Company contributed a total of $140,900 under the program.

(7)  Retirement of Patronage Capital

Patronage capital in the amount of $35.5 million was retired during fiscal year 1995. This amount consists of $30.9 million retired to CFC Members, excluding RTFC, $2.3 million retired to RTFC Members, $1.8 million retired to GFC Members and $0.5 million retired as part of the repayment of loans by two nonperforming borrowers.

It is anticipated that CFC will retire patronage capital representing one-sixth of the fiscal years 1988, 1989 and 1990 allocations and 70% of the
fiscal year 1995 allocation in August 1995.    Management anticipates that
70% of RTFC's margins for fiscal year 1995 will be retired in January 1996, and that 100% of GFC's margins for fiscal year 1995 will be retired in the second quarter of fiscal year 1996. Future retirements of patronage capital will be made as determined by the companies' respective Boards of Directors with due regard for their individual financial conditions.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

During fiscal year 1995, CFC changed its patronage capital retirement policy to increase the amount of the current year allocations to be retired from 50% to 70%.


(8)  Guarantees

As of May 31, 1995 and 1994, CFC had outstanding guarantees of the following contractual obligations of its members (see Note 1(e) for a description of CFC's allowance for loan and guarantee losses and Note 3 for a discussion of requirements to purchase Members' Subordinated Certificates in connection with these guarantees):

(Dollar Amounts In Thousands)
							1995          1994
Long-term tax exempt bonds (A)                      $1,496,930      $1,494,200
Debt portions of leveraged lease transactions (B)      568,662         646,472
Indemnifications of tax benefit transfers (C)          389,755         414,512
Other guarantees (D)                                   119,575         100,643

	Total                                       $2,574,922      $2,655,827

(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of a default by a system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantee, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all of the system's assets, but CFC may not exercise remedies thereunder for up to two years. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

     Of the amounts shown, $1,200.1 million and $ 1,214.6 million as of May 31, 1995 and 1994, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds have not previously been sold to other purchasers by the remarketing agents.

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

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amount shown represent CFC's maximum potential liability at May 31, 1995 and 1994. However, the amounts of such
     guarantees vary over the lives of the leases.   A member's obligation to
     reimburse CFC for any guarantee payments would be treated as a long-term loan, secured pari passu with the RUS by a first lien on substantially all of the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law, no further guarantees of this nature are anticipated.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(D) At May 31, 1995 and 1994, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $34.9 million and $ 34.8 million, respectively.

     Guarantees outstanding,  by state, are summarized as follows:

(Dollar Amounts In Thousands)
		   May 31,                                     May 31,
State            1995        1994          State        1995            1994
Alabama       $ 74,605    $ 77,320     Nebraska        $    3,855   $    4,765
Arizona         61,360      31,660     North Carolina     122,350      124,450
Arkansas       262,574     268,425     Oklahoma            70,208       76,906
Colorado       115,193     115,299     Oregon               5,180        5,280
Florida        328,458     395,457     Pennsylvania        15,426       16,270
Indiana        131,904     133,300     South Carolina      48,265       54,155
Iowa            12,775      13,505     Texas              125,623      106,502
Kansas          42,528      43,208     Utah               322,840      336,584
Kentucky       183,300     187,400     Virginia             4,550        4,650
Maryland        34,898      34,830     Wisconsin            8,850        9,290
Minnesota      172,768     175,946         Total       $2,574,922   $2,655,827
Mississippi     74,135      76,275
Missouri       353,277     364,350

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

(9)  Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 1995, along with other valuation methodologies which are summarized below. However, the estimated fair value information presented is not necessarily indicative of amounts CFC could realize currently in a market sale as such amounts have not been revalued since year end. Therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming Collateral Trust Bonds under early redemption provisions and allowing borrowers to prepay their loans, CFC has held all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 1995.

Cash and Cash Equivalents

Includes cash and marketable securities with remaining maturities of less than 90 days, which are valued at cost.

Debt Service Investments

The fair value of debt service investments is estimated based on published bid prices or dealer quotes or is estimated using quoted market prices for similar securities when no market quote is available. Debt service investments purchased with original maturities of less than or equal to 90 days are valued at the carrying value which is a reasonable estimate of fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

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

Notes Payable

Notes payable consist of commercial paper and bank bid notes. The fair value of commercial paper and bid notes with maturities greater than 90 days is estimated based on quoted market rates with similar maturities for commercial paper and on bid prices from the various banking institutions for bid notes. The fair value of commercial paper and bank bid notes with maturities less than or equal to 90 days are valued at carrying value which is a reasonable estimate of fair value.

Long-Term Debt

Long-term debt consists of Collateral Trust Bonds and Medium-Term Notes. The fair value of long-term debt is estimated based on published bid prices or dealer quotes or is estimated using quoted market prices for similar securities when no market quote is available.

Subordinated Certificates

As it is impracticable to develop a discount rate that measures fair value, Subordinated Certificates have not been valued. Subordinated Certificates are extended long-term obligations to CFC; many have maturities of 70 to 100 years. These certificates are issued to CFC's members as a condition of membership or as a condition of obtaining loan funds or guarantees and are non-transferable. As these certificates were issued not only for their future payment stream but also as a condition to receiving future loan funds, there is no ready market from which to obtain fair value rates.


Interest Rate Exchange Agreements

The fair value is estimated as the amount CFC would receive or pay to terminate the agreement, taking into account the current market rate of interest and the current creditworthiness of the exchange counterparties.

Commitments

The fair value is estimated as the carrying value, or zero. Extensions of credit under these commitments, if exercised, would result in loans priced at market rates.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Guarantees

CFC charges guarantee fees based on the specifics of each individual transaction. The demand for CFC guarantees has been small in the last few years. In addition, there is no other company that provides guarantees to rural electric utility companies from which to obtain market fee information. As a result, it is impracticable to supply fair value information related to guarantee fees.

Carrying and fair values as of May 31, 1995 and 1994  are presented as follows:

	(Dollar Amounts In Thousands)                 1995                       1994
					      Carrying        Fair       Carrying        Fair
					       Value         Value         Value         Value
	Assets:
	Cash and Cash Equivalents            $   56,309   $   56,309    $    22,168    $   22,168
	Debt Service Investments                 32,740       32,740         33,668        33,668
	Loans to Members, net                 6,747,124    6,810,007      5,921,022     5,863,472
	Debt Service Reserve Funds              114,094      114,094        107,095       107,095

	Liabilities:
	Notes Payable (1)                     4,242,570    4,242,859      3,637,975     3,637,975
	Long-Term Debt (1)                    1,255,682    1,355,463      1,012,068     1,065,200
	Members' Subordinated Certificates    1,234,715    1,234,715      1,222,858     1,222,858

	Off-Balance Sheet Instruments:
	Interest Rate Exchange Agreements             0      (11,196)             0        (9,189)
	Commitments                                   0            0              0             0
	Guarantees                                    0            0              0             0

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

     On June 22, 1994, the U.S. District Court affirmed (over RUS's objection) the Wabash plan of reorganization. RUS appealed the decision to the U.S. Court of Appeals. Under the Wabash plan, CFC would realize an estimated total loss of approximately $12 million ($8.6 million of which has been written off to date), after the offset of subordinated capital term certificates (without taking into account interest since the petition date). CFC and RUS have agreed to distribute all proceeds from Wabash in compliance with provisions under a shared mortgage. Upon resolution of the bankruptcy, there will be a final accounting of proceeds received by RUS and CFC since the petition date. At this time, CFC anticipates that this final accounting will result in CFC making a net payment to RUS.
     The estimated loss under the Wabash plan does not include the amount CFC is obligated to pay to RUS, representing RUS's share of the debt service payments made by Wabash on the CFC guaranteed bonds, since the petition date.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

     In May 1993, CFC advanced $24.4 million in variable interest rate secured loans to WVPA, which was used to effect an early redemption of tax-exempt bonds guaranteed by CFC. As WVPA is in bankruptcy, CFC has classified these loans as nonperforming and, therefore, does not accrue interest income on the loans. As of May 31, 1995, CFC had $20.9 million in loans outstanding to Wabash.

     Based on WVPA's preliminary reorganization plan, management believes that CFC has adequately reserved for any potential loss.

(b) Deseret Generation & Transmission Co-operative ("Deseret") and its major creditors entered into an Agreement Restructuring Obligations ("ARO") that restructured Deseret's debt obligations to RUS, CFC and certain other creditors, including certain lease payments due on the Bonanza Power Plant. The ARO, which closed in January 1991 with an effective date of January 1, 1989, provides for the reduction of Deseret's debt service and rental obligations on the Bonanza Power Plant until 1996 when large sales of power were intended to commence. Under the ARO, CFC expected to fund Deseret's cash flow shortfalls totaling $117 million and expected a maximum exposure of $439 million in 1996. At May 31, 1995, CFC had funded $113.5 million of the shortfall. CFC's current exposure of $454.0 million is greater than the expected maximum from the ARO because it loaned Deseret funds to permit the early redemption, at a premium, of two high interest rate bond issues.

     Under the assumptions which formed the basis of the ARO, CFC expects to fund Deseret's cash flow shortfalls until at least 1996 under its various guarantees of debt obligations. Deseret's ability to generate enough cash flow to service its current debt and rental payments as well as to begin repayment of the shortfall funded by CFC thereafter depends on whether it is able to make the large power sales on which the ARO is premised. Due to changes in power demands of Deseret's distribution system members and the resulting reduction in power available for sale at higher prices to nonmembers, as well as an inability, so far, to complete the intended power sales, Deseret's cash flow projections have undergone revision since the closing of the ARO. As a result of these changes, Deseret is expected to be unable to satisfy its payment obligations under the ARO, and the ARO is expected to be amended some time in the future. If the parties cannot agree on an amendment, the ARO could be terminated and Deseret's creditors would be free to pursue remedies on their defaulted obligations.

     Deseret sought proposals from other parties regarding asset and/or power purchases from Deseret. CFC continues to evaluate these proposals and Deseret's plans to address the anticipated payment default under the ARO.

     CFC has placed all loans to Deseret on a nonaccrual basis with respect to interest income recognition. CFC does not anticipate interest income recognition on the outstanding loans until such time that Deseret's power sales produce cash flows sufficient to service all debt.

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

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

     As of May 31, 1995, CFC had approximately $454.0 million in current credit exposure to Deseret consisting of $131.1 million in secured loans and $322.9 million in guarantees by CFC of various direct and indirect obligations of Deseret. CFC's guarantees include $8.7 million in tax-benefit indemnifications and $29.9 million relating to mining equipment for a coal supplier of Deseret. The remainder of CFC's guarantee is for semiannual debt service payments on $284.3 million of bonds issued in a $655 million leverage lease financing of a generating station in 1985. Under the ARO, CFC has also provided Deseret a $20.0 million five-year priority secured line of credit. At May 31, 1995, there was no balance outstanding under this line of credit which expires in January 1996. CFC has no plans to renew this facility.

     CFC believes that, given the underlying collateral value and the terms of the ARO, it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(c) As a consequence of high costs associated with its involvement with the Clinton Nuclear Station, Soyland Power Cooperative ("Soyland") charged costs for wholesale power which resulted in its member's retail rates being uncompetitive. This situation resulted in revenues which were inadequate to service its debt. Soyland, RUS and CFC entered into a debt restructuring agreement, dated as of December 15, 1993, which restructured Soyland's indebtedness to RUS. As part of this agreement, CFC agreed to extend additional credit to Soyland in the form of a $30 million revolving credit facility and a $30 million loan for capital additions. The revolving credit loan and the capital additions loan have priority in payment over the existing RUS loans and the prior CFC loan.

     At May 31, 1995, CFC had $49.4 million in outstanding long-term loans to Soyland which were secured equally and ratably with the RUS on all assets and future revenues of Soyland. In addition, CFC had $12.8 million in super-secured lines of credit outstanding to Soyland. These lines of credit are to be paid before all other secured debt. CFC also had $282.9 million in loans to Soyland which are 100% guaranteed by the U.S. Government.

     Soyland has presented the details of a third party offer to purchase most of Soyland's assets for an amount substantially less than the combined RUS and CFC debt. The proceeds from any sale of Soyland's assets will be first applied against the CFC super-secured loans, with any remaining proceeds split pro-rata between CFC and RUS based on total debt outstanding to Soyland. The proposal is being reviewed by RUS and CFC.

     CFC believes that, given the underlying collateral value of its secured loans to Soyland, it has adequately reserved for any potential loss on its loans.

(d) At May 31, 1995, two other borrowers were in payment default to CFC on secured and unsecured loans totaling $6.7 million. At May 31, 1994, four borrowers were in payment default to CFC on secured and unsecured loans totaling $22.0 million. The two borrowers in payment default at May 31, 1995 were also in default at May 31, 1994.

(11) Extraordinary Loss

     During the years ended May 31, 1995 and 1994, CFC did not incur any prepayment penalties related to the early retirement of Collateral Trust Bonds. During the year ended May 31, 1993, CFC paid a prepayment penalty of $3.2 million for the early retirement of Collateral Trust Bonds.









	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	  NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)



(12)    Combined Quarterly Financial Results (Unaudited)

	Summarized results of operations for the four quarters of fiscal years 1995 and 1994 are as follows:

						   Fiscal Year 1995
(Dollar Amounts In Thousands)                       Quarters Ended                      Total
			      August 31     November 30     February 28     May 31       Year
Operating income               $97,985       $104,513        $116,210     $121,401    $440,109
Operating margin                13,940         13,437          14,101          325      41,803
Nonoperating income                511          1,071             916          911       3,409
Net margins                     14,451         14,508          15,017        1,236      45,212

                                                     Fiscal Year 1994
						      Quarters Ended                    Total
			      August 31     November 30     February 28     May 31       Year
Operating income              $ 80,496       $ 82,110         $83,317      $78,759    $324,682
Operating margin                11,257         11,950           1,963        3,989      29,159
Nonoperating income              1,899            513           1,056          561       4,029
Net margins                     13,156         12,463           3,019        4,550      33,188

NOTE: During fiscal year 1995, CFC made 12 monthly provisions for loan and guarantee losses of $0.625 million and one special provision of $9.9 million during the fourth quarter. During fiscal year 1994, CFC made nine monthly provisions for loan and guarantee losses of $0.625 million and one special provision of $10.0 million during the third quarter