Form 10-K/A
period 1995-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1995-08-30
CIK 70502

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549


	FORM 10-K/A
      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934     Fee Required  $250.00
	For the fiscal year ended May 31, 1995
	OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from                   to
	Commission File Number 1-7102


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

	DOCUMENTS INCORPORATED BY REFERENCE:

    None

The attached signature pages are replacements for the pages filed with the May 31, 1995 Form 10-K, which was filed on August 29, 1995.

			  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 29th day of August, 1995.

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


/s/ CHRIS CARIKER             President and Director
  J. Chris Cariker


/s/ GARRY BYE                 Vice President and Director
  Garry Bye


/s/ RALPH L. LOVELESS         Secretary-Treasurer and
  Ralph L. Loveless                Director                   August 29 , 1995


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

/s/ PAUL J. LIESS             Director               August 29 , 1995
  Paul J. Liess

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

/s/ GEORGE W. KLINE           Director
  George W. Kline

/s/ TERRY PITCHFORD           Director
  Terry Pitchford

/s/ HENRY UMSCHEID            Director
  Henry Umscheid

/s/ ROBERT O. WILLIAMS        Director
  Robert O. Williams

/s/ ELDWIN WIXSON             Director
  Eldwin Wixson

			     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 30th day of August, 1995.

				  NATIONAL RURAL UTILITIES COOPERATIVE
				    FINANCE CORPORATION

				  By:   /s/ Steven L. Lilly
			    Senior Vice President and Chief Financial Officer