Form 10-Q
period 1995-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1995-10-16
CIK 70502

       1                  FORM 10-Q



			UNITED STATES
	    SECURITIES AND EXCHANGE COMMISSION
		  Washington, D.C. 20549


	 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	    OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended August 31, 1995

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

		   (Dollar Amounts In Thousands)


			   A S S E T S


				      (Unaudited)
				    August 31, 1995     May 31, 1995
Cash                                  $    21,317       $    26,309

Marketable Securities                      32,000            30,000

Debt Service Investments                   38,928            32,740

Loans To Members, net                   7,132,342         6,747,124

Receivables                                89,201            87,638

Fixed Assets, net                          36,840            36,807

Debt Service Reserve Funds                115,651           114,094

Other Assets                                5,726             6,077

	Total Assets                         $ 7,472,005       $ 7,080,789




The accompanying notes are an integral part of these combined financial statements.


	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
			 COMBINED BALANCE SHEETS

		     (Dollar Amounts In Thousands)

	 L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


				      (Unaudited)
				     August 31, 1995      May 31, 1995
Notes Payable, due within one year    $  2,113,555       $  1,812,570

Accounts Payable                            54,984             16,705

Accrued Interest Payable                    45,510             39,343

Long-Term Debt                           3,748,948          3,685,682

Other Liabilities                           23,560             21,553

Commitments, Guarantees and
   Contingencies

Members' Subordinated Certificates:
   Membership subscription
      certificates                         637,130            637,129
   Loan & guarantee certificates           610,391            597,586

   Total Members' Subordinated
  	 Certificates                         1,247,521          1,234,715

Members' Equity                            237,927            270,221

    Total Members' Subordinated Certi-
      ficates & Members' Equity          1,485,448          1,504,936

Total Liabilities and Members'
   Equity                             $  7,472,005       $  7,080,789




The accompanying notes are an integral part of these combined financial statements.

							       UNAUDITED
	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

		    (Dollar Amounts in Thousands)

	     For the Quarters Ended August 31, 1995 and 1994



						 Quarters Ended
						   August 31,
					       1995          1994
Operating Income-Interest on
   loans to members                          $122,048      $ 97,985
Less-cost of funds allocated                  103,169        78,487

       	Gross operating margin                 18,879        19,498

Expenses:
  General, administrative and
     loan processing                            3,695         3,683
  Provision for loan and
     guarantee losses                           3,615         1,875

       	Total expenses                          7,310         5,558

       	Operating margin                       11,569        13,940

Nonoperating Income                               819           511

Net Margins                                  $ 12,388      $ 14,451



The accompanying notes are an integral part of these combined financial statements.

				    - 4 -

                                                                                                          (UNAUDITED)


			 NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
			     COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

				      (Dollar Amounts in Thousands)

			    For the Quarters Ended August 31, 1995 and 1994
								  Patronage Capital Allocated
							       Educa-     Unal-       General
						  Member-     tional     located     Reserve
				      Total       ships        Fund       Margins      Fund       Other

 Quarter Ended August 31, 1995
     Balance at May 31, 1995         $270,221    $  1,383    $    375    $  2,289    $    498   $265,676
     Retirement of patronage capital  (45,911)          -           -           -        (152)   (45,759)
     Net Margins                       12,388           -           -      12,388          -          -
     Other                              1,229          14          54           -          -       1,161
   Balance at August 31, 1995        $237,927    $  1,397    $    429    $ 14,677    $    346   $221,078

   Quarter Ended August 31, 1994
     Balance at May 31, 1994         $260,968    $  1,339    $    325    $  2,289    $    495   $256,520
     Retirement of patronage capital  (33,701)          -           -           -        (177)   (33,524)
     Net Margins                       14,451           -           -      14,451           -          -
     Other                                 41          13          28           -           -          -
   Balance at August 31, 1994        $241,759    $  1,352    $    353    $ 16,740    $    318   $222,996


	      The accompanying notes are an integral part of these combined financial statements.

							- 5 -

                                                                        (UNAUDITED)
	  NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
		     COMBINED STATEMENTS OF CASH FLOWS

		       (Dollar Amounts In Thousands)

	      For the Quarters Ended August 31, 1995 and 1994


                                                 							       1995          1994
Cash Flows From Operating Activities:
Accrual basis net margins                                   $ 12,388      $  14,451
Add (deduct):
  Provision for loan and guarantee losses                      3,615          1,875
  Depreciation                                                   308            385
  Amortization of deferred income                             (2,406)        (4,701)
  Amortization of bond issuance costs                            318            299
Add (deduct) changes in accrual accounts:
 Receivables                                                   3,915           (251)
 Accounts payable                                             38,278         26,939
 Accrued interest payable                                      6,167          8,486
 Other                                                         3,974          5,958

   Net cash flows provided by operating
       activities                                             66,557         53,441

Cash Flows From Investing Activities:
 Advances made on loans                                   (1,131,664)    (1,046,142)
 Principal collected on loans                                742,831        714,555
 Investments in fixed assets                                    (341)          (156)

    Net cash flows used in investing activities             (389,174)      (331,743)

Cash Flows From Financing Activities:
  Notes payable, net                                         330,985        269,715
  Marketable Securities, Net                                  (2,000)            -
  Debt service                                                (6,188)       (26,771)
  Proceeds from issuance of Long-Term Debt                    81,079         79,993
  Payments for retirement of Long-Term Debt                  (48,360)       (19,892)
  Proceeds from issuance of Members' Subordinated
     Certificates                                              6,074         10,714
  Payments for retirement of Members' Subordinated
     Certificates                                               (216)        (1,214)
  Payments for retirement of patronage capital               (43,750)       (34,804)

   Net cash flows provided by financing activities           317,624        277,741

Net Cash Flows                                                (4,993)          (561)
Beginning Cash and Cash Equivalents                           26,310         22,168

Ending Cash and Cash Equivalents                          $   21,317     $   21,607

Supplemental Disclosure of Cash Flow Information:
Cash paid during nine months for Interest Expense         $   97,756     $   70,524

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

    CFC's 1,049 members as of August 31, 1995, included 902 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 73 service members and 74 associate members. The Utility Members included 837 distribution systems and 65 generation and transmission systems operating in 46 states and U.S. territories. At December 31, 1993, CFC's member systems served approximately 12.4 million consumers, representing service to an estimated 32.5 million ultimate users of electricity and owned approximately $62.6 billion (before depreciation of $17.9 billion) in total utility plant.

    Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September, 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of August 31, 1995, RTFC had 400 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

    Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the financing of loans guaranteed by the Rural Utilities Service ("RUS").GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements.

    Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had four members other than CFC at August 31, 1995. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

    In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of August 31, 1995 and May 31, 1995, and the combined results of operations, cash flows and changes in members' equity for the quarters ended August 31, 1995 and 1994.

    The Notes to Combined Financial Statements for the years ended May 31, 1995 and 1994 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 1995, filed on August 29, 1995). Certain items on the May 31, 1995 Combined Balance Sheets have been reclassified to conform with the August 31, 1995 presentation.

    In May 1993, the Financial Accounting Standards Board (the "FASB") released Statement No. 114 "Accounting by Creditors for Impairment of a Loan." The statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, observable market value or, in the case of collateral dependent loans, the fair value of the collateral. In October 1994, the FASB released Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The statement amends FASB Statement No. 114 by eliminating the interest income recognition provisions and changing the disclosure requirements. Both statements are required to be implemented in fiscal years beginning after December 15, 1994 and will apply to loans that are, or become impaired, based on the provisions of FASB Statement No. 114, or that have certain restructur-ing agreements executed on, or after the implementation date. CFC has implemented these statements.

    Principles of Combination

    The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of August
    31, 1995, CFC had committed to lend RTFC up to $2,400.0 million to fund loans to its members and their affiliates.

    RTFC had outstanding loans and unadvanced loan commitments totaling $1,294.7 million and $1,215.1 million as of August 31, 1995 and May
    31, 1995, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

                             				    At August 31,       At May 31,
   (Dollar Amounts In Thousands)        1995               1995
   Outstanding loans to members
     and their affiliates          $  929,041            $883,463
   Total assets                     1,045,140             985,381
   Notes payable to CFC               929,041             883,463
   Total liabilities                  947,565             892,717
   Members' Equity and
      Subordinated Certificates        97,575              92,664

                           				   For the Quarters Ended August 31,
   (Dollar Amounts In Thousands)      1995                1994

   Operating income                 $ 15,611             $ 10,678
   Net margins                           682                  479


   Summary financial information relating to GFC is presented below:

                             				  At August 31,      At May 31,
   (Dollar Amounts In Thousands)      1995              1995

   Outstanding loans to members     $421,665            $421,665
   Total assets                      440,043             442,878
   Notes payable to CFC              425,706             427,875
   Total liabilities                 437,329             440,410
   Members' Equity                     2,714               2,468

                             				 For the Quarters Ended August 31,
   (Dollar Amounts In Thousands)     1995                1994

   Operating income                $  7,518            $  6,843
   Net margins                          246                 710

	Unless stated otherwise, references to CFC relate to CFC, RTFC and GFC on a combined basis.

2.      Debt Service Account

	A provision of the 1972 Indenture between CFC and Chemical Bank as trustee ("1972 Indenture") requires monthly deposits into a debt service account held by the trustee, generally in amounts equal to one-twelfth of the total annual interest payments, annual sinking fund payments and the principal amount of bonds maturing within one year. These deposits may be invested in permitted investments, as defined in the indenture (generally bank certificates of deposit and prime rated commercial paper).

	On February 15, 1994, CFC completed a new Collateral Trust Bond Indenture ("1994 Indenture") with First Bank National Association as trustee. This indenture does not require the maintenance of a debt service account. All future Collateral Trust Bonds will be issued under the 1994 Indenture.

3.      Loans Pledged as Collateral to Secure Collateral Trust Bonds

	As of August 31, 1995 and May 31, 1995, mortgage notes representing approximately $779.6 million and $789.9 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure Collateral Trust Bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement (See Note 6), CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding.

	Collateral Trust Bonds outstanding at August 31, 1995 and May 31, 1995 were $682.1 million and $682.0 million, respectively.

4.      Allowance for Loan and Guarantee Losses

	CFC maintains an allowance for loan and guarantee losses at a level considered to be adequate in relation to the quality and size of its loan and guarantee portfolio. It is CFC's policy to periodically review its loans and guarantees and to make adjustments to the allowance as necessary.

	The allowance is based on estimates, and accordingly, actual loan and guarantee losses may differ from the allowance amount. As of August 31, 1995 and May 31, 1995, such allowance was $209.2 million and $205.6 million, respectively.

Activity in the allowance account is summarized as follows for the quarter ended August 31, 1995 and the year ended May 31, 1995.

                                   					  August 31,         May 31,
(Dollar Amounts in Thousands)               1995              1995
Beginning Balance                         $205,596          $188,196
Provision for loan and                       3,615            17,400
   guarantee losses
Ending Balance                            $209,211          $205,596

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

6.      Credit Arrangements

	As of August 31, 1995, CFC had two revolving credit agreements totaling $4,100.0 million with 56 banks, including Morgan Guaranty Trust Company of New York as Arranger, Administrative Agent, and Co-Syndication Agent and The Bank of Nova Scotia as Co-Syndication Agent. These credit facilities were arranged principally to provide liquidity support for CFC's outstanding commercial paper, CFC's guaranteed commercial paper issued by the National Cooperative Services Corporation ("NCSC") and the adjustable or floating/fixed rate bonds which CFC has guaranteed and agreed to purchase for the benefit of its members.

	Under the respective revolving credit agreements, CFC can borrow up to $2,460.0 million until February 28, 2000 (the "five-year facility"), and $1,640.0 million until February 27, 1996 (the "364-day facility"). Any amounts outstanding will be due on those dates. In connection with the five-year facility, CFC pays a per annum facility/commitment fee of .125 of 1%. The per annum facility fee for the 364-day is .10 of 1%. If CFC's short-term ratings decline, these fees may be increased by no more than .1125 of 1%. Borrowings under both agreements will be at one or more rates as defined in the agreements, as selected by CFC.

	The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,345.0 million (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least
	1.025 and prohibits the retirements of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebted-ness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated certificates and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing.

	The agreement also prohibits CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that were not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of August 31, 1995 and May 31, 1995, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under the revolving credit agreements.

	At August 31, 1995 and May 31, 1995, CFC classified $2,460.0 million and $2,430.0 million, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,460.0 million of notes payable during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility subject to the conditions herein.

7.      Unadvanced Loan Commitments

	As of August 31, 1995 and May 31, 1995, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

(Dollar Amounts In Thousands)     August 31, 1995        May 31, 1995
Long-term                          $1,583,443             $1,325,141
Intermediate-term                     211,617                186,313
Short-term                          3,211,274              3,121,212
Telecommunications                    365,646                331,633
     Associate Member                  55,492                 53,483
Restructured (See Note 11(c))          20,000                 20,000
Total unadvanced loan
    commitments                    $5,447,472             $5,037,782

	Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced.CFC may require additional information to assure itself that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the documents supplied to CFC. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for loan commitments are identical to those for advanced loans.

8.      Retirement of Patronage Capital

	CFC Patronage capital in the amount of $47.6 million was retired on August 31, 1995, representing one-sixth of the total allocations for fiscal years 1988, 1989 and 1990 and 70% of the allocation for fiscal year 1995. RTFC and GFC will retire a portion of their FY 1995 allocation by January 31, 1996. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's Board of Directors with due regard for CFC's financial condition.

9.      Guarantees

	As of August 31, 1995 and May 31, 1995, CFC had guaranteed the following contractual obligations of its members:

  (Dollar Amounts In Thousands)
                             				    August 31, 1995      May 31, 1995
   Long-term tax-exempt bonds (A)      $1,491,585        $1,496,930
   Debt portions of leveraged lease
	   transactions (B)                      559,739           568,662
   Indemnifications of tax benefit
     transfers (C)                        381,841           389,755
   Other guarantees (D)                   137,397           119,575
       Total guarantees                $2,570,562        $2,574,922

				      - 13 -

(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium
	(if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $1,196.1 million and $1,200.1 million as of August 31, 1995 and May 31, 1995, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

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

(D) At August 31, 1995 and May 31, 1995, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $34.7 million and $34.9 million, respectively.

10.     Interest Rate Exchange Agreements

	The following table lists the notional principal amounts of CFC's interest rate exchange agreements at August 31, 1995 and May 31, 1995:

(Dollar Amounts in Thousands)
  	   Maturity                          Notional Principal Amount
	      Date                           August 31, 1995   May 31, 1995
      August 1996 (1)                     $ 30,000          $ 30,000
      September 1996 (2)                   150,000           150,000
      February 1997 (1)                     35,000            35,000
      February 1997 (1)                     40,000            40,000
      February 1997 (1)                     25,000            25,000
      February 1998 (2)                     50,000            50,000
       	    Total                         $330,000          $330,000






(1) Under these agreements, CFC pays a fixed rate of interest and receives interest based on a variable rate.
(2) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.

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

	CFC is exposed on these interest rate swap agreements to interest rate risk if the counterparty to the interest rate swap agreement does not perform to the agreement's terms. CFC does have a policy intended to limit counterparty credit risk by maintaining long-term swap agreements only with financial institutions with at least a AA long-term credit rating, and short-term swap agreements only with financial institutions with at least a A long-term credit rating.


11.     Contingencies

	(A) At August 31, 1995 and May 31, 1995, nonperforming loans in the amount of $27.0 million and $27.6 million, respectively, were on a nonaccrual basis with respect to interest income. At August 31, 1995 and May 31, 1995, the total amount of re-structured debt was $203.7 million and $185.0 million, respect-ively. CFC elected to apply all principal and interest payments received against principal outstanding on restructured debt of $149.9 million and $131.1 million, respectively. At August 31, 1995 and May 31, 1995, CFC had committed to lend $0.0 million to non-performing borrowers, and $20.0 million to restructured borrowers, all on a senior secured lien basis.

	(B) Out of the $230.7 million and $212.6 million of loans described in footnote 11(A) at August 31, 1995 and May 31, 1995, respect-ively, CFC has classified $177.0 million and $158.8 million as as impaired with respect to the provisions of FASB Statements
	    No. 114 and 118. At those dates CFC had allocated $50.5 million and $40.1 million of the loan and guarantee loss allowance to such impaired loans. At August 31, 1995 and May 31, 1995, 97% of the loans classified as impaired were collateral dependent. Loans are collateral dependent when there are no reliable future payment schedules and the amount expected to be collected is directly related to the value of the assets and future revenues that represent the underlying security for the loan. The amount of loan and guarantee loss allowance allocated to such loans was based on a comparison of the recorded investment in the loan to the estimated value of the collateral. CFC does not recognize interest income on any of the loans classified as impaired. Instead, all payments received are applied as a reduction of principal. The average recorded investment in impaired loans for the three months ended August 31, 1995 was $170.3 million.

	(C) On May 23, 1985, Wabash Valley Power Association, Inc. ("WVPA") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in connection with the canceled Marble Hill plant construction.

	    On August 7, 1991, the Bankruptcy Court confirmed WVPA's reorganization plan pending approval of rates as contemplated in the plan.

	    On June 22, 1994, the U.S. District Court affirmed (over RUS's objection) the Wabash plan in reorganization. RUS appealed to the U.S. Court of Appeals. Under the Wabash plan, CFC would realize an estimated total loss of approximately $12 million ($8.6 million of which has been written off to date), after the offset of subordinated capital term certificates (without taking into account interest since the petition date). CFC and RUS have agreed to distribute all settlement proceeds from Wabash in compliance with provisions under the shared mortgage. Upon re-solution of the bankruptcy there will be a final accounting of the cash flow subsequent to the petition date. At this time it is anticipated that this final accounting will result in CFC making a net payment to RUS to true-up the cash distribution between RUS and CFC.

	    In May 1993, CFC advanced $24.4 million in variable interest rate secured loans to WVPA, which was used to effect an early redemption of the tax-exempt bonds guaranteed by CFC. As WVPA is operating in Bankruptcy, CFC has classified these loans as nonperforming, therefore, does not accrue interest income on these loans. As of August 31, 1995, CFC had $20.3 million in loans outstanding to Wabash.

	    Based on WVPA's preliminary reorganization plan, management believes that CFC has adequately reserved for any potential loss.

	(D) Deseret Generation & Transmission Co-operative ("Deseret") and its major creditors entered into an Agreement Restructuring Obligations ("ARO") document that restructured Deseret's debt obligations to RUS, CFC and certain other creditors, including certain lease payments due on the Bonanza Power Plant. The ARO, which closed in January 1991 with an effective date of January 1, 1989, provides for the reduction of Deseret's debt service and rental obligations on the Bonanza Power Plant until 1996 when large sales of power are intended to commence.

	    Under the ARO, CFC expected to fund Deseret's cashflow shortfalls totaling $117 million and expected a maximum exposure of $439 million in 1996. At August 31, 1995, CFC had funded $132.3 million of the shortfall. CFC's current exposure of $464.7 million is greater than the expected maximum from the ARO because it loaned Deseret funds to permit the early redemption, at a premium, of two high interest rate bond issues.

	    Under the ARO assumptions, CFC expects to fund Deseret's cash flow shortfalls until at least 1996 under its various guarantees of debt obligations. Deseret's ability to generate enough cash flow to service its current debt and rental payments as well as to begin repayment of the shortfall funded by CFC thereafter depends on whether it is able to make the large power sales on which the ARO is premised. Due to changes in power demands of Deseret's distribution system members and the resulting reduction in power available for sale at higher prices to non-members as well as an inability, so far, to complete the intended power sales, Deseret's cashflow projections have undergone revision since the closing of the ARO. As a result of these changes, Deseret is expected to be unable to satisfy its payment obli-gations under the ARO and the ARO is expected to be amended sometime in the future. If the parties cannot agree on an amendment, the ARO could be terminated and Deseret's creditors would be free to pursue remedies on their defaulted obligations.

	    Deseret sought proposals from other parties regarding asset and/or power purchases from Deseret. CFC continues to evaluate these proposals and Deseret's plan to address the anticipated payment default under the ARO.

	    CFC has placed all loans to Deseret on a nonaccrual basis with respect to interest income recognition. CFC does not anticipate interest income recognition on the outstanding loans until such time that Deseret's power sales produce cash flows sufficient to service all debt.

	    As part of a separate agreement, in conjunction with the ARO, CFC will be obligated to repay out of payments by Deseret
	    $25.9 million (plus interest) received from a party to the Bonanza Lease transaction to cover shortfalls in the July 1989, January 1990 and July 1990 lease payments which were funded by that party. This amount will be repaid if the available annual cash flow were to exceed the debt repayment requirements as defined in the ARO (i.e., CFC is no longer required to fund a shortfall).

	    As of August 31, 1995, CFC had approximately $464.7 million in current credit exposure on behalf of Deseret consisting of $149.9 million in secured loans, and $314.8 million for guarantees by CFC of various direct and indirect obligations of Deseret. CFC's guarantees include $8.5 million in tax-benefit indemnifications and $27.3 million relating to mining equipment for a coal supplier of Deseret. The remainder of CFC's guarantee is for semiannual debt service payments on $279.0 million of bonds issued in a $655 million leveraged lease financing of a generating station in 1985. Under the ARO, CFC has also provided Deseret a $20.0 million five-year senior secured line of credit. At August 31, 1995, there was no balance outstanding under this line of credit which expires in January 1996. CFC has no plans to renew this facility.

	    CFC believes that given the underlying collateral value and the terms of the ARO, it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

	(E) As a consequence of high costs associated with the Clinton Nuclear Station, Soyland Power Cooperative ("Soyland") charged costs for wholesale power which resulted in its member's retail rates being uncompetitive. This situation resulted in revenues which were inadequate to service its debt. Soyland, RUS and CFC entered into a debt restructuring agreement, dated as of December 15, 1993, which restructured Soyland's indebtedness to RUS. As part of this agreement, CFC agreed to extend additional credit to Soyland in the form of a $30 million revolving credit facility and a $30 million loan for capital additions. The revolving credit loan and the capital additions loan have priority in payment over the existing RUS loans and the prior CFC loan.

	    At August 31, 1995, CFC had $49.4 million in outstanding long-term loans to Soyland which were secured equally and ratably with the RUS on all assets and future revenues of Soyland.
	    In addition, CFC had $1.2 million outstanding to Soyland under the super-secured revolving credit agreement and $15.0 million outstanding on the super-secured capital additions loan, both of which are mentioned above. CFC also had $282.9 million in loans to Soyland which are guaranteed by the U.S. Government.

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


12.     Loans Guaranteed by RUS

	At August 31, 1995, CFC held $429.1 million in Trust Certificates related to the refinancings of Federal Financing Bank loans. These Trust Certificates are supported by payments from certain CFC Power Supply members whose payments are guaranteed by RUS.

Part I. Item 2.

	 Management's Discussion and Analysis of Financial
		 Condition and Results of Operations
		  (all dollar amounts in millions)


Changes in Financial Condition

During the quarter ended August 31, 1995, CFC's total assets increased by $391.2 or 5.5% to $7,472.0 from $7,080.8 at May 31, 1995, primarily due to an increase of $385.2 in net loans outstanding. Changes to the loan portfolio included increases of $409.5 in long-term loans and $18.7 in restructured loans offset by decreases of $36.3 in short-term loans and $2.4 in intermediate-term loans.

Long-term loan activity consisted primarily of $532.1 in advances and $104.4 in principal repayments. Included in Long-term loan advances was $236.4 advanced to 8 members for the prepayment of their RUS loans, and $1.5 advanced to 1 member for telephone exchange acquisitions.

Net loans to members represented 95% of total assets at August 31, 1995 and May 31, 1995. Long-term loans represented 86% and 85% of gross loans at August 31, 1995 and May 31, 1995. Fixed rate loans represented 34% of gross loans at August 31, 1995 and 32% at May 31 and the remaining loans carry a variable rate that may be adjusted monthly or semi-monthly. At August 31, 1995, $622.2 or 8.5% of gross loans were unsecured, compared to $627.2 million or 9.0% at May 31. All other loans were secured pro-rata with other lenders (primarily RUS), by all assets and future revenues of the borrower.

At August 31, CFC had provided $2,570.6 in guarantees, a decrease of $4.3 from the $2,574.9 at May 31. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease trans-actions for plant and equipment. All guarantees are secured on a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets.

Also at August 31, CFC had committed to lend $5,447.5, an increase of $409.7 from the $5,037.8 committed at May 31. Most unadvanced loan commitments contain a material adverse change clause. As many of these commitments are provided for operational back-up liquidity, CFC does not anticipate funding the majority of the commitments outstanding.

During the quarter ended August 31, CFC's total liabilities and members' equity increased by $391.2 or 5.5% to $7,472.0 from $7,080.8 at May 31. The increase was primarily due to increases of $301.0 in notes payable, $44.6 in accounts and interest payable, $63.3 in long-term debt, $12.8 in loan and guarantee subordinated certificates, offset by a decrease of $32.3 in members' equity.

The notes payable increase of $301.0 is due to increases of $211.2 in Dealer Commercial Paper, $90.0 in Bank Bid Notes and $29.8 in Member Commercial Paper offset by an increase of $30.0 in the amount of short-term debt supported by the five year revolving credit agreement and reclassified as long-term debt. The $63.3 increase in long-term debt is due to a $32.3 increase in the balance of Medium-Term Notes outstanding and an increase of $30.0 to the amount of short-term debt reclassified as long-term debt. The decrease of $32.3 in members' equity was due to the retirement of $47.6 in patronage capital offset by the $12.4 net margins for the quarter. The increases to notes payable and long-term debt were required to fund the increase in loans outstanding. The increase in subordinated certificates was due to the issuance of new certificates related to loans and guarantees.

The allowance for loan and guarantee losses increased by $3.6 to $209.2 at August 31, from $205.6 at May 31. At August 31, the loan and guarantee loss allowance represented 2.85% of gross loans, 2.11% of gross loans and guarantees, 90.68% of nonperforming and restructured loans, and 774.8% of nonperforming loans. The allowance is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions. As of August 31, management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

To date, CFC has advanced $605.4 to 29 members for the prepayment of RUS loans. CFC estimates that this total represents 96% of the total lent for the purpose of prepaying RUS notes. As of August 31, 1995 CFC had loan applications for an additional $254.9 from 20 members for the purpose of prepaying their RUS notes. RTFC had loan applications for $177.7 from 17 members for telephone exchange acquisitions.


Changes in the Results of Operations

CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the quarter ended August 31, 1995, CFC achieved a Times Interest Earned Ratio (TIER) of 1.12. This was a decrease from the 1.18 TIER for the quarter ended August 31, 1994. Management has established a 1.10 TIER as its minimum operating level.

Operating income for the quarter ended August 31, 1995, was $122.1, an increase of $24.1 from the prior year period. The increase in operating income was due to a positive rate variance of $11.6 and a positive volume variance of $12.5. Average loans outstanding increased by $834.9 and the average yield increased by 63 basis points. For the quarter ended August,

31, 1995 average loans outstanding were $7,042.7 and the average yield was 6.89%, compared to average loans outstanding of $6,207.8 and an average yield of 6.26% for the quarter ended August 31, 1994.

CFC's cost of funds for the quarter ended August 31, 1995, totaled $103.2, an increase of $24.7 from the prior year. The increase was due to a positive rate variance of $16.0 and a positive volume variance of $8.7. The average interest rate on funds used by CFC at August 31, 1995, was 5.81%, an increase of 79 basis points compared to the average rate of 5.02% at August 31, 1994. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other instruments offset by income from the overnight investments of excess cash and the interest earnings on debt service investments.

For the quarters ended August 31, 1995 and August 31, 1994, general and administrative expenses totaled $3.7. General and administrative expenses represented 19 basis points of average loan volume for the quarter ended August 31, 1995, which is a decrease of 5 basis points from 24 basis points for the prior year period.

The provision for loan and guarantee losses for the quarter ended August 31, 1995, totaled $3.6 or 22 basis points, compared to the prior year total of $1.9 or 12 basis points. CFC has maintained the provision for loan and guarantee losses in line with management's assessment of the size and quality of the loan portfolio. During the quarter ended August 31, 1995, CFC made planned additional provisions to the loan and guarantee loss allowance totaling $1.7.

Overall, CFC's net margins for the quarter ended August 31, 1995, totaled $12.4, a decrease of $2.1 from the prior year period total of $14.5.


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

At August 31, 1995, CFC had $4,100.0 in available credit, $2,460.0 of which is available through February 28, 2000 and $1,640.0 is available through February 27, 1996. As of August 31, CFC was in compliance with all covenants and conditions to borrowing.

As of August 31, 1995, CFC had shelf registrations for Collateral Trust Bonds and Medium-Term Notes of $650.0 and $353.5, respectively. Subsequent to the end of the quarter, CFC completed three bond issues, the $100.0 6.5% Collateral Trust Bonds, due 2002, the $50.0 6.65% Collateral Trust Bonds, due 2005 and the $50.0 7.2% Collateral Trust Bonds, due 2015. As of August 31, 1995, CFC had SEC shelf registrations for Grantor Trust Certificates of $139.4.

Member invested funds, including the loan and guarantee loss allowance, at August 31, 1995 and May 31, 1994, were $3,153.9 and $3,126.7 or 41.7% and
43.4% of CFC's total capitalization, respectively (long- and short-term debt outstanding, members' certificates and equity and the loan and guarantee loss allowance).

CFC's leverage ratio was 5.47 at August 31, 1995, a slight increase over the 5.13 reported at May 31, 1995. The increase was primarily due to additional debt required to fund new loans and a decrease in the members ' equity due to the retirement of patronage capital on August 31, 1995.

                            				  Interest-Rate Gap Analysis
                            				  (Fixed Assets/Liabilities)
                            				    As of  August 31, 1995
(Dollar Amounts In Millions)
			                           	FY 96   FY 97-98   FY 99-00   FY 01-05   FY 06-15     FY 16+       Total
Assets:
  Loan Amortization
    and repricing              $ 184.9   $ 416.8    $ 512.9     $ 635.6    $ 435.1    $ 125.8     $2,311.1

Total Assets                   $ 184.9   $ 416.8    $ 512.9     $ 635.6    $ 435.1    $ 125.8     $2,311.1

Liabilities and Equity:
  Long-Term Debt               $  59.2   $ 643.3     $  35.5    $ 170.1    $  33.7    $ 150.0     $1,091.8
  Subordinated Certificates        7.0      13.2       196.5      447.9      261.7       63.5        989.8
  Equity                           -         -         144.4       17.7       52.0         -         214.1

Total Liabilities and Equity   $  66.2   $ 656.5     $ 376.4    $ 635.7    $ 347.4    $ 213.5     $2,295.7

Gap *                          $ 118.7   $(239.7)    $ 136.5    $  (0.1)   $  87.7    $ (87.7)    $   15.4

Cumulative Gap                 $ 118.7   $(121.0)    $  15.5    $  15.4    $ 103.1    $  15.4
Cumulative Gap as a %
     of  Total Assets             1.59%     1.62%       0.21%      0.21%      1.38%      0.21%

 *  Loan amortization/repricing over/(under) debt maturities

CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of gross assets (total assets plus the loan and guarantee loss allowance which is netted against gross loans on the balance sheet). CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the periods listed in the above table. At August 31, 1995, CFC had $184.9 in fixed rate assets amortizing or repricing and $66.2 in fixed rate liabilities maturing during fiscal year 1996. The difference, $118.7, represents the amount of CFC's assets that are not considered match-funded as to interest rate. CFC's difference of $118.7 at August 31, 1995 represents 1.6% of total assets.

Part II



Item 1, Legal Proceedings.
		None.

Item 2, Changes in Securities.
		None.

Item 3, Defaults upon Senior Securities.
		None.

Item 4, Submission of Matters to a Vote of Security Holders.
		None.

Item 5, Other Information.
		None.

Item 6,

	A.  Exhibits

		27  - Financial Data Schedules

	B.  Reports on Form 8-K.

	       None.

	Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	NATIONAL RURAL UTILITIES
	COOPERATIVE FINANCE CORPORATION







        			/s/  Steven L. Lilly, Chief Financial Officer

October 16, 1995



 		       /s/  Angelo M. Salera, Controller (Principal Accounting
	        		       Officer)


October 16, 1995