Form 10-Q
period 1995-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1996-01-16
CIK 70502

			       FORM 10-Q



			    UNITED STATES
		 SECURITIES AND EXCHANGE COMMISSION
		       Washington, D.C. 20549


	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934
	   For the Quarterly Period Ended November 30, 1995

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

		   (Dollar Amounts In Thousands)


			      A S S E T S


				      (Unaudited)
				   November 30, 1995   May 31, 1995
Cash                                  $    16,284       $    26,309

Marketable Securities                      29,000            30,000

Debt Service Investments                   33,872            32,740

Loans To Members, net                   7,240,442         6,747,124

Receivables                                91,869            87,638

Fixed Assets, net                          36,505            36,807

Debt Service Reserve Funds                115,651           114,094

Other Assets                                7,464             6,077

	Total Assets                  $ 7,571,087       $ 7,080,789




The accompanying notes are an integral part of these combined financial statements.


	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
		       COMBINED BALANCE SHEETS

		   (Dollar Amounts In Thousands)

	L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


				      (Unaudited)
				   November 30, 1995    May 31, 1995
Notes Payable, due within one year    $  2,201,620       $  1,812,570

Accounts Payable                            15,583             16,705

Accrued Interest Payable                    42,594             39,343

Long-Term Debt                           3,802,120          3,685,682

Other Liabilities                           20,044             21,553

Commitments, Guarantees and
   Contingencies

Members' Subordinated Certificates:
   Membership subscription
      certificates                         637,130            637,129
   Loan & guarantee certificates           603,975            597,586

   Total Members' Subordinated
	 Certificates                    1,241,105          1,234,715

Members' Equity                            248,021            270,221

    Total Members' Subordinated Certi-
      ficates & Members' Equity          1,489,126          1,504,936

Total Liabilities and Members'
   Equity                             $  7,571,087       $  7,080,789




The accompanying notes are an integral part of these combined financial statements.


								UNAUDITED
	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

			(Dollar Amounts in Thousands)

	For the Quarters and Six Months Ended November 30, 1995 and 1994



				    Quarters Ended        Six Months Ended
				     November 30,            November 30,
				   1995       1994         1995      1994
Operating Income-Interest on
   loans to members             $124,880    $104,513     $246,928  $202,498
Less-cost of funds allocated     106,408      84,941      209,577   163,428

	Gross operating margin    18,472      19,572       37,351    39,070

Expenses:
  General, administrative and
     loan processing               4,844       4,260        8,539     7,943
  Provision for loan and
    guarantee losses               2,065       1,875        5,680     3,750

	Total expenses             6,909       6,135       14,219    11,693

	Operating margin          11,563      13,437       23,132    27,377

Nonoperating Income                  928       1,071        1,747     1,582

Net Margins                     $ 12,491    $ 14,508      $24,879   $28,959

The accompanying notes are an integral part of these combined financial statements.


                                                                                         (UNAUDITED)
                   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
			COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

				  (Dollar Amounts in Thousands)

		    For the Quarters Ended November 30, 1995 and 1994
														                                                            		         Patronage Capital
										                                                                                Allocated
                                                              Educa-     Unal-       General
              						                             Member-      tional     located     Reserve
				                                  Total       ships        Fund       Margins      Fund       Other
Quarter Ended November 30, 1995
     Balance at August 31, 1995      $237,927    $  1,397    $    429    $ 14,677    $   346    $221,078
     Retirement of patronage capital   (2,402)          -           -           -          -      (2,402)
     Net Margins                       12,491           -           -      12,491          -          -
     Other                                  5           5           -           -          -          -
   Balance at November 30, 1995      $248,021    $  1,402    $    429    $ 27,168    $    346   $218,676

 Quarter Ended November 30, 1994
     Balance at August 31, 1994      $241,759    $  1,352    $    353    $ 16,740    $    318   $222,996
     Retirement of patronage capital        -           -           -           -           -          -
     Net Margins                       14,508           -           -      14,508           -          -
     Other                                513          14           -           -           -        499
   Balance at November 30, 1994      $256,780    $  1,366    $    353    $ 31,248    $    318   $223,495


The accompanying notes are an integral part of these combined financial statements.


                                                           (UNAUDITED)
	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	   COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

			(Dollar Amounts in Thousands)

	 For the Six Months Ended November 30, 1995 and 1994


										   Patronage  Capital
										       Allocated                                                                   Educa-     Unal-       General
					      Member-      tional     located     Reserve
				   Total       ships        Fund      Margins      Fund       Other
Six Months Ended November 30, 1995
  Balance at May 31, 1995         $270,221    $  1,383    $    375    $  2,289    $    498   $265,676
  Retirement of patronage capital  (48,313)          -           -           -        (152)   (48,161)
  Net Margins                       24,879           -           -      24,879           -          -
  Other                              1,234          19          54           -           -      1,161
Balance at November 30, 1995      $248,021    $  1,402    $    429    $ 27,168    $    346   $218,676



Six Months Ended November 30, 1994
  Balance at May 31, 1994         $260,968    $  1,339    $    325    $  2,289    $    495   $256,520
  Retirement of patronage capital  (33,701)          -           -           -        (177)   (33,524)
  Net Margins                       28,959           -           -      28,959           -          -
  Other                                554          27          28           -           -        499
Balance at November 30, 1994      $256,780    $  1,366    $    353    $ 31,248    $    318   $223,495

The accompanying notes are an integral part of these combined financial statements.

                                           (UNAUDITED)
	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
		 COMBINED STATEMENTS OF CASH FLOWS

		  (Dollar Amounts In Thousands)

	For the Six Months Ended November 30, 1995 and 1994


							      1995          1994
Cash Flows From Operating Activities:
Accrual basis net margins                                   $ 24,879      $  28,959
Add (deduct):
  Provision for loan and guarantee losses                      5,680          3,750
  Depreciation                                                   629            768
  Amortization of deferred income                             (4,802)        (9,231)
  Amortization of bond issuance costs                            680            644
Add (deduct) changes in accrual accounts:
 Receivables                                                   2,915         (3,185)
 Accounts payable                                             (1,122)        (2,413)
 Accrued interest payable                                      3,251          4,192
 Other                                                            76          6,801

   Net cash flows provided by operating
       activities                                             32,186         30,285

Cash Flows From Investing Activities:
 Advances made on loans                                   (1,918,757)    (1,815,312)
 Principal collected on loans                              1,419,759      1,427,327
 Investments in fixed assets                                    (327)          (202)

    Net cash flows used in investing activities             (499,325)      (388,187)

Cash Flows From Financing Activities:
  Notes payable, net                                         269,050        150,691
  Marketable Securities, Net                                   1,000        (10,000)
  Debt service                                                (1,132)        (2,014)
  Proceeds from issuance of Long-Term Debt                   348,346        271,762
  Payments for retirement of Long-Term Debt                 (111,394)       (34,254)
  Proceeds from issuance of Members'
	Subordinated Certificates                             10,837         21,956
  Payments for retirement of Members' Subordinated
     Certificates                                            (13,441)        (3,207)
  Payments for retirement of patronage
    capital                                                  (46,152)       (34,804)

   Net cash flows provided by financing
      activities                                             457,114        360,130

Net Cash Flows                                               (10,025)         2,228
Beginning Cash and Cash Equivalents                           26,309         22,168

Ending Cash and Cash Equivalents                          $   16,284     $   24,396

Supplemental Disclosure of Cash Flow Information:
Cash paid during six months for
    Interest Expense                                      $  207,955     $  160,332

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

	CFC's 1,048 members as of November 30, 1995, included 902 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 73 service members and 73 associate members. The Utility Members included 837 distribution systems and 65 generation and transmission systems operating in 46 states and U.S. territories. At December 31, 1993, CFC's member systems served approximately 12.4 million consumers, representing service to an estimated 32.5 million ultimate users of electricity and owned approximately $62.6 billion (before depreciation of $17.9 billion) in total utility plant.

	Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September, 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of November 30, 1995, RTFC had 404 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

	Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the financing of loans guaranteed by the Rural Utilities Service ("RUS"). GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements.Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had four members other than CFC at November 30, 1995. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of November 30, 1995 and May 31, 1995, and the combined results of operations, cash flows and changes in members' equity for the quarters ended November 30, 1995 and 1994.

The Notes to Combined Financial Statements for the years ended May 31, 1995 and 1994 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 1995, filed on August 29, 1995). Certain items on the May 31, 1995 Combined Balance Sheets have been reclassified to conform with the November 30, 1995 presentation.

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

Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of November 30, 1995, CFC had committed to lend RTFC up to $2,400.0 million to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $1,323.3 million and $1,215.1 million as of November 30, 1995 and May 31, 1995, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

                                At November 30,      At May 31,
(Dollar Amounts In Thousands)             1995               1995
  Outstanding loans to members
    and their affiliates        $  968,897            $883,463
  Total assets                   1,088,521             985,381
  Notes payable to CFC             968,897             883,463
  Total liabilities                987,500             892,717
  Members' Equity and
     Subordinated Certificates     101,021              92,664
    </TABLE


			 For the Six Months Ended November 30,
(Dollar Amounts In Thousands)        1995               1994
   Operating income             $   31,842            $ 23,839
   Net margins                       1,380                 993


Summary financial information relating to GFC is presented below:

                              At November 30,    At May 31,
(Dollar Amounts In Thousands)       1995              1995
 Outstanding loans to members   $  414,873           $421,665
 Total assets                      432,254            442,878
 Notes payable to CFC              418,914            427,875
 Total liabilities                 431,107            440,410
 Members' Equity                     1,147              2,468

			 For the Six Months Ended November 30,
(Dollar Amounts In Thousands)        1995                1994
 Operating income               $   14,637           $ 11,498
 Net margins                         1,081                832






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

3.  Loans Pledged as Collateral to Secure Collateral Trust Bonds

	As of November 30, 1995 and May 31, 1995, mortgage notes representing approximately $944.3 million and $789.9 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure Collateral Trust Bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement (See Note 6), CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding.

	Collateral Trust Bonds outstanding at November 30, 1995 and May 31, 1995 were $881.5 million and $682.0 million, respectively.

4.  Allowance for Loan and Guarantee Losses

	CFC maintains an allowance for loan and guarantee losses at a level considered to be adequate in relation to the quality and size of its loan and guarantee portfolio. It is CFC's policy to periodically review its loans and guarantees and to make adjustments to the allowance as necessary.

	The allowance is based on estimates, and accordingly, actual loan and guarantee losses may differ from the allowance amount. As of November 30, 1995 and May 31, 1995, such allowance was $211.3 million and $205.6 million, respectively.

  Activity in the allowance account is summarized as follows for the six months ended November 30, 1995 and the year ended May 31, 1995.

				    November 30,        May 31,
   (Dollar Amounts in Thousands)       1995              1995
   Beginning Balance                  $205,596         $188,196
   Provision for loan and                5,680           17,400
      guarantee losses
   Ending Balance                     $211,276         $205,596

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

6.  Credit Arrangements

	As of November 30, 1995, CFC had two revolving credit agreements totaling $4,100.0 million with 56 banks, including Morgan Guaranty Trust Company of New York as Arranger, Administrative Agent, and Co-Syndication Agent and The Bank of Nova Scotia as Co-Syndication Agent. These credit facilities were arranged principally to provide liquidity support for CFC's outstanding commercial paper, CFC's guaranteed commercial paper issued by the National Cooperative Services Corporation ("NCSC") and the adjustable or floating/fixed rate bonds which CFC has guaranteed and agreed to purchase for the benefit of its members.

	Under the respective revolving credit agreements, CFC can borrow up to $2,460.0 million until February 28, 2000 (the "five-year facility"), and $1,640.0 million until February 27, 1996 (the "364-day facility"). Any amounts outstanding will be due on those dates. In connection with the five-year facility, CFC pays a per annum facility/commitment fee of .125 of 1%. The per annum facility fee for the 364-day is .10 of 1%. If CFC's long-term ratings decline, these fees may be increased by no more than .1250 of 1%. Borrowings under both agreements will be at one or more rates as defined in the agreements, as selected by CFC.

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

	The agreement also prohibits CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that were not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of November 30, 1995 and May 31, 1995, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under the revolving credit agreements.

	At November 30, 1995 and May 31, 1995, CFC classified $2,460.0 million and $2,430.0 million, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,460.0 million of notes payable during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility subject to the conditions herein.

7.  Unadvanced Loan Commitments

	As of November 30, 1995 and May 31, 1995, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

(Dollar Amounts In Thousands)     November 30, 1995      May 31, 1995
	  Long-term                     $1,616,391          $1,325,141
	  Intermediate-term                205,188             186,313
	  Short-term                     3,329,740           3,121,212
	  Telecommunications               354,387             331,633
	  Associate Member                  59,804              53,483
	  Restructured (See Note 11(D))     20,000              20,000
  Total unadvanced loan
    commitments                         $5,585,510          $5,037,782

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

8.  Retirement of Patronage Capital

    CFC patronage capital in the amount of $47.6 million was retired on August 31, 1995, representing one-sixth of the total allocations for fiscal years 1988, 1989 and 1990 and 70% of the allocation for fiscal year 1995.
    During the second quarter GFC retired patronage capital in the amount of $2.4 million. RTFC will retire 70% of their FY 1995 allocation by January 31, 1996. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's Board of Directors with due regard for CFC's financial condition.

9.  Guarantees

    As of November 30, 1995 and May 31, 1995, CFC had guaranteed the following contractual obligations of its members:

   (Dollar Amounts In Thousands)    November 30, 1995    May 31, 1995
   Long-term tax-exempt bonds (A)      $1,472,265        $1,496,930
   Debt portions of leveraged lease
	   transactions (B)               559,718           568,662
   Indemnifications of tax benefit
     transfers (C)                        378,016           389,755
   Other guarantees (D)                   137,714           119,575
       Total guarantees                $2,547,713        $2,574,922


(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $1,179.8 million and $1,200.1 million as of November 30, 1995 and May 31, 1995, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

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

(D) At November 30, 1995 and May 31, 1995, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $35.1 million and $34.9 million, respectively.

10.  Interest Rate Exchange Agreements

     The following table lists the notional principal amounts of CFC's interest rate exchange agreements at November 30, 1995 and May 31, 1995:

	   (Dollar Amounts in Thousands)

		  Maturity                     Notional Principal Amount
		   Date                  November 30, 1995   May 31, 1995
	  August 1996 (1)                  $ 30,000         $ 30,000
	  September 1996 (2)                150,000          150,000
	  February 1997 (1)                  35,000           35,000
	  February 1997 (1)                  40,000           40,000
	  February 1997 (1)                  25,000           25,000
	  February 1998 (2)                  50,000           50,000
		 Total                     $330,000         $330,000


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


11.  Contingencies

     (A) At November 30, 1995 and May 31, 1995, nonperforming loans in the amount of $26.4 million and $27.6 million, respectively, were on a nonaccrual basis with respect to interest income. At November 30, 1995 and May 31, 1995, the total amount of restructured debt was $196.0 million and $185.0 million, respectively. CFC elected to apply all principal and interest payments received against principal outstanding on restructured debt of $142.3 million and $131.1 million, respectively. At November 30, 1995 and May 31, 1995, CFC had committed to lend $0.0 million to non-performing borrowers, $20.0 million to restructured borrowers, respectively, all on a senior secured lien basis.

     (B) Out of the $222.4 million and $212.6 million of loans described in footnote 11(A) at November 30, 1995 and May 31, 1995, respectively, CFC has classified $168.7 million and $158.8 million as impaired with respect to the provisions of FASB Statements No. 114 and 118. At those dates CFC had allocated $50.8 million and $40.1 million of the loan and guarantee loss allowance to such impaired loans. At November 30, 1995 and May 31, 1995, 97% of the loans classified as impaired were collateral dependent. Loans are collateral dependent when there are no reliable future payment schedules and the amount expected to be collected is directly related to the value of the assets and future revenues that represent the underlying security for the loan. The amount of loan and guarantee loss allowance allocated to such loans was based on a comparison of the recorded investment in the loan to the estimated value of the collateral. CFC does not recognize interest income on any of the loans classified as impaired. Instead, all payments received are applied as a reduction of principal. The average recorded investment in impaired loans for the six months ended November 30, 1995 was $171.0 million.

     (C) On May 23, 1985, Wabash Valley Power Association, Inc. ("WVPA") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in connection with the canceled Marble Hill plant construction.

	 On August 7, 1991, the Bankruptcy Court confirmed WVPA's reorganization plan pending approval of rates as contemplated in the plan.

	 On June 22, 1994, the U.S. District Court affirmed (over RUS's objection) the Wabash plan in reorganization. RUS appealed to the U.S. Court of Appeals. On December 28, 1995, the U.S. Court of Appeals reaffirmed the Wabash plan of reorganization. RUS now may request that the U.S. Court of Appeals review or rehear the case and/or appeal the judgement to the U.S. Supreme Court.

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

	 In May 1993, CFC advanced $24.4 million in variable interest rate secured loans to WVPA, which was used to effect an early redemption of the tax-exempt bonds guaranteed by CFC. As WVPA is operating in Bankruptcy, CFC has classified these loans as non-performing, therefore, does not accrue interest income on these loans. As of November 30, 1995, CFC had $19.8 million in loans outstanding to Wabash.

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

	 Under the ARO, CFC expected to fund Deseret's cashflow shortfalls totaling $117 million and expected a maximum exposure of $439 million in 1996. At November 30, 1995, CFC had funded $124.6 million of the shortfall. CFC's current exposure of $457.0 million is greater than the expected maximum from the ARO because it loaned Deseret funds to permit the early redemption, at a premium, of two high interest rate bond issues. Under the ARO assumptions, CFC expects to fund Deseret's cash flow shortfalls until at least 1996 under its various guarantees of debt obligations.

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

	 As of November 30, 1995, CFC had approximately $457.0 million in current credit exposure on behalf of Deseret consisting of $142.3 million in secured loans, and $314.7 million for guarantees by CFC of various direct and indirect obligations of Deseret. CFC's guarantees include $8.4 million in tax-benefit indemnifications and $27.3 million relating to mining equipment for a coal supplier of Deseret. The remainder of CFC's guarantee is for semiannual debt service payments on $279.0 million of bonds issued in a $655 million leveraged lease financing of a generating station in 1985. Under the ARO, CFC has also provided Deseret a $20.0 million five-year senior secured line of credit. At November 30, 1995, there was no balance outstanding under this line of credit which expires in January 1996. CFC does not anticipate interest income recognition on the outstanding loans until such time that Deseret's power sales produce cash flows sufficient to service all debt.

	 The parties to the ARO have agreed to extend the ARO until January 31, 1996, in order to provide an opportunity to develop a final term sheet for a negotiated restructuring of Deseret's obligation. Under the proposal being developed, CFC would fund the purchase of the RUS claims by CFC and the members of Deseret for $250 million. The portion of the purchase amount lent to Deseret will receive a priority for payment out of future Deseret cash flows. CFC will fund the Deseret members' portion of the purchase amount through long-term secured loans. Refinancing of other obligations of Deseret at current market rates, future asset sales and expected contracts for excess capacity is expected to enable Deseret to meet its obligations under the proposal. At this time additional approvals, including regulatory consents, are required to implement the proposal and therefore its implementation can not be assured.

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

	 At November 30, 1995, CFC had $49.4 million in outstanding long-term loans to Soyland which were secured equally and ratably with the RUS on all assets and future revenues of Soyland. In addition, CFC had $1.2 million outstanding to Soyland under the super-secured revolving credit agreement and $15.0 million outstanding on the super-secured capital additions loan, both of which are mentioned above. CFC also had $277.5 million in loans to Soyland which are guaranteed by the U.S. Government.

	 Soyland has presented the details of a third party offer to purchase most of Soyland's assets for an amount substantially less than the combined RUS and CFC debt. Cash flow from any source regarding
  Soyland will first be applied against the CFC super-secured loans, with any remaining proceeds split pro-rata between CFC and RUS based on total debt outstanding to Soyland. The proposal was reviewed by RUS and CFC. The third party subsequently requested termination of their offer, which expired on December 31, 1995. CFC believes that, given the underlying collateral value of its secured loans to Soyland, it has adequately reserved for any potential loss on its loans.


12.  Loans Guaranteed by RUS

     At November 30, 1995, CFC held $422.3 million in Trust Certificates related to the refinancings of Federal Financing Bank loans. These Trust Certificates are supported by payments from certain CFC Power Supply members whose payments are guaranteed by RUS.

Part I. Item 2.

	 Management's Discussion and Analysis of Financial
	       Condition and Results of Operations
		 (all dollar amounts in millions)


Changes in Financial Condition

During the six months ended November 30, 1995, CFC's total assets increased by $490.3 or 6.9% to $7,571.1 from $7,080.8 at May 31, 1995, primarily due to an increase of $493.3 in net loans outstanding. Changes to the loan portfolio included increases of $592.0 in long-term loans, offset by decreases of $101.5 in short-term loans.

Long-term loan activity consisted primarily of $775.5 in advances and $175.1 in principal repayments. Included in Long-term loan advances was $294.7 advanced to 16 members for the prepayment of their RUS loans, and $29.0 advanced to 7 members for telephone exchange acquisitions.

Net loans to members represented 96% and 95% of total assets at November 30, 1995 and May 31, 1995. Long-term loans represented 87% and 85% of gross loans at November 30, 1995 and May 31, 1995. Fixed rate loans represented 36% of gross loans at November 30, 1995 and 32% at May 31, while the remaining loans carry a variable rate that may be adjusted monthly or semi-monthly. At November 30, 1995, $568.1 or 7.6% of gross loans were unsecured, compared to $627.2 million or 9.0% at May 31. All other loans were secured pro-rata with other lenders (primarily RUS), by all assets and future revenues of the borrower.

At November 30, CFC had provided $2,547.7 in guarantees, a decrease of $27.2 from the $2,574.9 at May 31. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for plant and equipment. All guarantees are secured on a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets.

Also at November 30, CFC had unadvanced loan commitments of $5,585.5, an increase of $547.7 from the $5,037.8 committed at May 31. Most unadvanced loan commitments contain a material adverse change clause that would relieve CFC from its obligation to lend if the borrower's financial condition had changed materially from the time the loan was approved. Many of these commitments are provided for operational back-up liquidity. CFC does not anticipate funding the majority of the commitments outstanding during the next twelve to eighteen months.

During the quarter ended November 30, CFC's total liabilities and members' equity increased by $490.3 or 6.9% to $7,571.1 from $7,080.8 at May 31. The increase was primarily due to increases of $389.0 in notes payable, $116.4 in long-term debt, offset by a decrease of $15.8 in members' equity and subordinated certificates.

The notes payable increase is due to increases of $106.1 in Dealer Commercial Paper, $162.9 in Member Commercial Paper and the reclassification of $150.0 in Collateral Trust Bonds maturing September 15, 1996, offset by an increase of $30.0 in the amount of short-term debt supported by the five year revolving credit agreement and reclassified as long-term debt. The member commercial paper balance outstanding at November 30, 1995 represents a 14.7% increase over the May 31, 1995 balance. The increase in long-term debt is due to increases of $36.9 in Medium-Term Notes outstanding, $49.5 in Collateral
Trust Bonds outstanding and $30.0 in the amount of short-term debt reclassified as long-term debt. CFC has issued $200.0 in Collateral
Trust Bonds so far this year and has averaged about $13.0 in Medium-Term
Note sales to members each month. The increase in Collateral Trust Bonds outstanding represents the new issues less the reclassification of the bonds maturing on September 15, 1996, to notes payable. The decrease in members' equity and subordinated certificates was primarily due to the retirement of $50.0 in patronage capital offset by the $24.9 net margins for the six months and by the issuance of $6.4 in subordinated certificates related to the advance of loans. The increases to notes payable and long-term debt were required to fund the increase in loans outstanding. Subsequent to the end of the quarter on January 4, 1996, CFC issued $100.0 in Collateral Trust Bonds, due 2003 at a rate of 5.95%.

The allowance for loan and guarantee losses increased by $5.7 to $211.3 at November 30, from $205.6 at May 31. At November 30, the loan and guarantee loss allowance represented 2.84% of gross loans, 2.11% of gross loans and guarantees, 94.97% of nonperforming and restructured loans, and 800.4% of nonperforming loans compared to 2.96%, 2.16%, 96.71% and 743.8% at May 31, respectively. The allowance is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions. As of November 30, management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

As of December 31, 1995, CFC had advanced $815.3 to 53 members for the prepayment of RUS loans. CFC estimates that this amount represented 88% of the total RUS prepayments. Other lenders have lent 7% of the total and the remaining 5% was prepaid out of the members' general funds. As of December 31, 1995 CFC had approved loan applications for an additional $165.1 from 26 members for the purpose of prepaying their RUS notes. In addition, there were $116.3 in loan prepayment applications pending at RUS. RTFC had loan applications for $336.1 from 33 members for telephone exchange acquisitions.

CFC has implemented Financial Accounting Standards Board ("FASB") Statement No. 112, "Employers' Accounting for Postemployment Benefits." The implementation of this statement did not have a material impact on CFC's financial statements.

CFC has implemented FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The CFC investments covered by this statement at November 30, 1995, include Marketable Securities and Debt Service investments. These items have been recorded at amortized cost, due to CFC's intent and ability to hold all investments to maturity.

CFC has implemented FASB Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." CFC is neither a dealer nor trader in derivative financial instruments. CFC uses interest rate exchange agreements to help manage its interest rate risk.
The net difference between the rates paid by CFC and the rates received by CFC is included in the cost of funds. CFC is exposed to interest rate risk if the counterparty to the agreement does not perform to the agreement's terms. CFC's policy is to enter into interest rate exchange agreements only with financial institutions with at least a AA long-term credit rating.

CFC has implemented FASB Statements No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." As of November 30, 1995, CFC has classified $168.7 of loans outstanding as impaired with respect to the provisions of these statements. At November 30, 1995, CFC has specifically allocated $50.8 of the loan and guarantee loss allowance to such impaired loans. CFC has not recognized any interest income on its impaired loans during the six months ended November 30, 1995. Instead, CFC has applied all payments received as a reduction to principal outstanding.

At November 30, 1995, CFC has loans outstanding in the amount of $26.4 classified as nonperforming and $196.0 classified as restructured. All nonperforming loans and $142.3 of restructured loans were on a nonaccrual basis with respect to interest income.

The parties to the Deseret restructuring have agreed to extend the ARO until January 31, 1996 in order to provide an opportunity to develop a negotiated restructuring of Deseret's obligations under the ARO. Under the proposal being developed, CFC and the Deseret members would buyout RUS for a total of $250. CFC will fund the Deseret member's portion of the buyout through long-term secured loans to the members. At this time the terms of the agreement have not been finalized and the necessary approvals required for implementation have not been secured, therefore implementation of the plan cannot be assured. As of November 30, 1995, CFC had $457.0 in current credit exposure to Deseret, consisting of $142.3 in secured loans and $314.7 for guarantees of various direct and indirect obligations of Deseret.

On December 28, 1995, the U.S. Court of Appeals reaffirmed the lower courts approval of the Wabash plan of reorganization. RUS now may request that the U.S. Court of Appeals review or rehear the case and/or appeal the judgement to the U.S. Supreme Court. As of November 30,

1995, CFC had $19.8 in loans outstanding to Wabash. Upon resolution of the bankruptcy, CFC and RUS have agreed to split all proceeds from Wabash in compliance with the provisions of the shared mortgage. At this time, it is anticipated that this final accounting will result in CFC making a net payment to RUS to true up the cash distribution between CFC and RUS.

As of November 30, 1995, CFC had $49.4 in long-term secured loans, $1.2 outstanding under the super-secured revolving credit agreement and $15.0 outstanding on the super-secured capital additions loan to Soyland. The amounts outstanding under the super-secured revolving credit agreement and the super-secured capital additions loan would be repaid first from the proceeds of asset sales or liquidation. Soyland had presented a third party offer to purchase most of Soyland's assets, this offer was not accepted by the creditors and expired on December 31, 1995.

CFC believes that, given the value of the collateral underlying the loans to Deseret, Wabash and Soyland, it is adequately reserved for any potential losses.

Changes in the Results of Operations

CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the six months ended November 30, 1995, CFC achieved a Times Interest Earned Ratio (TIER) of 1.12. This was a decrease from the 1.18 TIER for the quarter ended November 30, 1994. The decrease in TIER was primarily due to a reduction in the amount of conversion fees recognized, $4.8 for the six months ended November 30, 1995; compared to $9.2 for the six months ended November 30, 1994. TIER for the two periods without conversion fees would have been 1.10 and 1.12, respectively. During the early 1990's, a large volume of CFC's fixed rate loan portfolio converted to a variable rate, which required the payment of a fee. These conversion fees were collected, deferred and amortized into income through the loan's next scheduled repricing date. The majority of the conversion fees were recognized during fiscal years 1993, 1994 and 1995. The remaining deferred conversion fees will be amortized into income during fiscal years 1996 and 1997, approximately $19.2 per year. Future conversions from the fixed rate to the variable rate, of the magnitude experienced in the early 1990's, are not anticipated for fiscal years 1996 and 1997. Management has established a 1.10 TIER as its minimum operating level.

Operating income for the six months ended November 30, 1995, was $246.9, an increase of $44.4 from the prior year period. The increase in operating income was due to both a positive rate variance of $17.3 and a positive volume variance of $27.1. Average loans outstanding increased by $875.9 and the average yield increased by 45 basis points from the prior year period. For the six months ended November 30, 1995, average loans outstanding were $7,209.8 and the average yield was 6.83%, compared to average loans outstanding of $6,333.9 and an average yield of 6.38% for the six months ended November 30, 1994. CFC sets the interest rates on its loans to cover the cost of funds, general and administrative expenses, a provision for loan and guarantee losses and a reasonable TIER.
As a result, the yield earned on the loan portfolio will move in conjunction with the rates in the capital markets.

CFC's cost of funds for the six months ended November 30, 1995, totaled $209.6, an increase of $46.2 from the prior year. The increase was due to a negative rate variance of $24.9 and a positive volume variance of $21.3. The average interest rate on funds used by CFC at November 30, 1995, was 5.80%, an increase of 65 basis points compared to the average rate of 5.15% at November 30, 1994. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other instruments offset by income from the overnight investments of excess cash and the interest earnings on debt service investments.

For the six months ended November 30, 1995 and November 30, 1994, general and administrative expenses totaled $8.5 and $7.9, respectively. General and administrative expenses represented 24 basis points of average loan volume for the six months ended November 30, 1995, which is a decrease of 1 basis point from 25 basis points for the prior year period.

The provision for loan and guarantee losses for the six months ended November 30, 1995, totaled $5.7 or 15 basis points, compared to the prior year total of $3.8 or 12 basis points. CFC has maintained the provision for loan and guarantee losses in line with management's assessment of the size and quality of the loan portfolio. During the six months ended November 30, 1995, CFC made planned additional provisions to the loan and guarantee loss allowance totaling $1.9.

Overall, CFC's net margins for the six months ended November 30, 1995, totaled $24.9, a decrease of $4.1 from the prior year period total of $29.0.


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

With regard to liquidity risk, CFC manages its liquidity risk by ensuring that other sources of funding are available to make debt maturity payments. CFC accomplishes this in five ways. First, CFC maintains revolving credit agreements which (subject to certain conditions) allows CFC to borrow funds on terms of up to five years. Second, CFC has maintained investment grade ratings, facilitating access to the capital markets. Third, CFC maintains
SEC shelf registrations
for both its Collateral Trust Bonds, Medium-Term Notes and other debt securities, which (absent market disruptions and assuming CFC maintains investment grade ratings) could be issued at fixed or variable rates in sufficient amounts to fund the next 18 to 24 months funding requirements. Fourth, CFC maintains SEC registrations for the Grantor Trust Certificates which permits public issuance. Fifth, CFC obtains much of its funding directly from its members and believes this funding is more stable than funding obtained from outside sources.

At November 30, 1995, CFC had $4,100.0 in available credit, $2,460.0 of which is available through February 28, 2000 and $1,640.0 is available through February 27, 1996. As of November 30, 1995 CFC was in compliance with all covenants and conditions to borrowing.

As of November 30, 1995, CFC had shelf registrations for Collateral Trust Bonds and Medium-Term Notes of $450.0 and $298.4, respectively. Subsequent to the end of the quarter, CFC completed one bond issue, the $100.0 5.95% Collateral Trust Bonds, due 2003. As of November 30, 1995, CFC had SEC shelf registrations for Grantor Trust Certificates of $139.4. During the first six months of fiscal year 1996, CFC also developed and registered $250 of a new debt security, Quarterly Income Capital Securities. These securities will be sold in the retail markets with maturities of 30 to 50 years. The interest due on these securities will be deferrable by CFC for up to five years. As of November 30, 1995, CFC had not issued any of these new securities.

Member invested funds, including the loan and guarantee loss allowance, at November 30, 1995 and May 31, 1995, were $3,273.8 and $3,126.7 or 42.5% and
43.4% of CFC's total capitalization, respectively (long- and short-term debt outstanding, members' certificates and equity and the loan and guarantee loss allowance).

CFC's leverage ratio was 5.51 at November 30, 1995, a slight increase over the
5.13 reported at May 31, 1995. The increase was primarily due to additional debt required to fund new loans and a decrease in the members' equity due to the retirement of patronage capital on August 31, 1995.

The following chart schedules the maturities of CFC's fixed rate loans and fixed rate funding. The chart is a useful tool to identify gaps in the matching of fixed rate loans with fixed rate funds.

				Interest-Rate Gap Analysis
				(Fixed Assets/Liabilities)
				 As of  November 30, 1995

(Dollar Amounts In Millions)

			       FY 96     FY 97-98   FY 99-00   FY 01-05   FY 06-15   FY 16+       Total
Assets:
  Loan Amortization
    and repricing             $ 173.0    $ 431.2    $ 540.7    $ 720.5    $ 566.9    $ 139.6     $2,571.9

Total Assets                  $ 173.0    $ 431.2    $ 540.7    $ 720.5    $ 566.9    $ 139.6     $2,571.9

Liabilities and Equity:
  Long-Term Debt              $  54.2    $ 637.3    $  50.5    $ 197.2    $ 113.5    $ 200.0     $1,252.7
  Subordinated Certificates       4.3       16.2      110.1      505.6      287.9       53.1        977.2
  Equity                           -          -       154.4       17.7       52.0         -         224.1

Total Liabilities and Equity  $  58.5    $ 653.5    $ 315.0    $ 720.5    $ 453.4    $ 253.5     $2,454.0

Gap *                         $ 114.5    $(222.3)   $ 225.7    $  (0.0)   $ 113.5    $(113.5)    $  117.9

Cumulative Gap                $ 114.5    $(107.8)   $ 117.9    $ 117.9    $ 231.4    $ 117.9
Cumulative Gap as a %
     of  Total Assets           1.51%      1.42%      1.56%      1.56%     3.06%       1.56%

 *  Loan amortization/repricing over/(under) debt maturities


CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of gross assets (total assets plus the loan and guarantee loss allowance which is netted against gross loans on the balance sheet). CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the periods listed in the above table. At November 30, 1995, CFC had $173.0 in fixed rate assets amortizing or repricing and $58.5 in fixed rate liabilities maturing during the remainder of fiscal year 1996. The difference, $114.5, represents the amount of CFC's assets that are not considered match-funded as to interest rate. CFC's difference of $114.5 at November 30, 1995 represents 1.5% of total assets.

Variable rate loans are repriced monthly and are funded with variable rate liabilities that are also priced monthly and as such are considered to be match-funded with respect to interest rate repricings.

Part II



Item 1, Legal Proceedings.
		None.

Item 2, Changes in Securities.
		None.

Item 3, Defaults upon Senior Securities.
		None.

Item 4, Submission of Matters to a Vote of Security Holders.
		None.

Item 5, Other Information.
		None.

Item 6,

	A.  Exhibits

		27  - Financial Data Schedules

	B.  Reports on Form 8-K.

		Item 5 on September 11, 1995 - Filing of Underwriting Agreement for Bond
                                 Issue
  Item 5 on October 5, 1995 - Filing of Underwriting Agreement for Bond
                              Issue

	Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		NATIONAL RURAL UTILITIES
		COOPERATIVE FINANCE CORPORATION






		   /s/  Steven L. Lilly
		  Chief Financial Officer

January 16, 1996



			 /s/  Angelo M. Salera
    Controller (Principal Accounting Officer)


January 16, 1996