Form 10-Q
period 1996-02-29
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1996-04-12
CIK 70502

				 FORM 10-Q


			       UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549



	      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		   OF THE SECURITIES EXCHANGE ACT OF 1934
	      For the Quarterly Period Ended February 29, 1996

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

		     (Dollar Amounts In Thousands)


			   A S S E T S


					     (Unaudited)
				    February 29, 1996   May 31, 1995
Cash                                  $    59,373       $    26,309

Marketable Securities                      68,000            30,000

Debt Service Investments                   40,060            32,740

Loans To Members, net                   7,491,043         6,747,124

Receivables                                86,978            87,638

Fixed Assets, net                          33,745            36,807

Debt Service Reserve Funds                115,651           114,094

Other Assets                                7,820             6,077

	Total Assets                  $ 7,902,670       $ 7,080,789



The accompanying notes are an integral part of these combined financial statements.


       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
		       COMBINED BALANCE SHEETS

		 (Dollar Amounts In Thousands)

   L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


				     (Unaudited)
				   February 29, 1996    May 31, 1995
Notes Payable, due within one year   $  2,119,433       $  1,812,570

Accounts Payable                           15,434             16,705

Accrued Interest Payable                   52,003             39,343

Long-Term Debt                          4,197,560          3,685,682

Other Liabilities                          12,601             21,553

Commitments, Guarantees and
   Contingencies

Members' Subordinated Certificates:
   Membership subscription
      certificates                        638,440            637,129
   Loan & guarantee certificates          606,385            597,586

   Total Members' Subordinated
	 Certificates                   1,244,825          1,234,715

Members' Equity                           260,814            270,221

    Total Members' Subordinated Certi-
      ficates & Members' Equity         1,505,639          1,504,936

Total Liabilities and Members'
   Equity                            $  7,902,670       $  7,080,789



The accompanying notes are an integral part of these combined financial statements.

							 (UNAUDITED)



     NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
     COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

		 (Dollar Amounts in Thousands)

	      For the Quarters and Nine Months Ended
	      February 29, 1996 and February 28, 1995



				   Quarters Ended        Nine Months Ended
				2-29-96    2-28-95     2-29-96    2-28-95
Operating Income-Interest on
   loans to members             $126,269  $116,210   $373,197  $318,708
Less-cost of funds allocated     108,121    96,084    317,698   259,512

	Gross operating margin      18,148    20,126     55,499    59,196

Expenses:
  General, administrative and
     loan processing               4,803     4,150     13,342    12,093
  Provision for loan and
    guarantee losses               1,875     1,875      7,555     5,625

	Total expenses               6,678     6,025     20,897    17,718

	Operating margin            11,470    14,101     34,602    41,478

Nonoperating Income                1,311       916      3,058     2,498

Net Margins                     $ 12,781  $ 15,017   $ 37,660   $43,976



The accompanying notes are an integral part of these combined financial statements.

							    (UNAUDITED)
	  NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	      COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

		      (Dollar Amounts in Thousands)

       For the Quarters Ended February 29, 1996 and February 28, 1995
						       Patronage Capital
							  Allocated
				Educa-     Unal-       General    Member
			 -      tional     located     Reserve
			       Total       ships        Fund       Margins      Fund       Other
Quarter Ended February 29, 1996
   Balance at November 30, 1995   $248,021   $  1,402   $    429   $ 27,168    $    346  $218,676
     Retirement of patronage capital        -           -           -           -           -         -
     Net Margins                       12,781           -           -      12,781           -         -
     Other                                 12          12           -           -           -         -
   Balance at February 29, 1996      $260,814    $  1,414    $    429    $ 39,949    $    346  $218,676



 Quarter Ended February 28, 1995
     Balance at November 30, 1994    $256,780    $  1,366    $    353    $ 31,248    $    318  $223,495
     Retirement of patronage capital        -           -           -           -           -         -
     Net Margins                       15,017           -           -      15,017           -         -
     Other                                 10          11           -           -           -        (1)
   Balance at February 28, 1995      $271,807    $  1,377    $    353    $ 46,265    $    318  $223,494

	  The accompanying notes are an integral part of these combined financial statements.

                                                                           (UNAUDITED)
      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	  COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

		    (Dollar Amounts in Thousands)

     For the Nine Months Ended Febraury 29, 1996 and February 28, 1995

							 Patronage  Capital
								 Allocated
							     Educa-     Unal-       General
					       Member-      tional     located     Reserve
				    Total       ships        Fund      Margins      Fund       Other
Nine Months Ended February 29, 1996
  Balance at May 31, 1995         $270,221    $  1,383    $    375    $  2,289    $    498   $265,676
  Retirement of patronage capital  (48,313)          -           -           -        (152)   (48,161)
  Net Margins                       37,660           -           -      37,660           -          -
  Other                              1,246          31          54           -           -      1,161
Balance at February 29, 1996      $260,814    $  1,414    $    429    $ 39,949    $    346   $218,676


Nine Months Ended February 28, 1995
  Balance at May 31, 1994         $258,299    $  1,247    $    312    $  2,289    $    488   $253,963
  Retirement of patronage capital  (28,654)          -           -           -        (295)   (28,359)
  Net Margins                       28,638           -           -      28,638           -          -
  Other                               (575)         72          33           -           -       (680)
Balance at February 28, 1995      $257,708    $  1,319    $    345    $ 30,927    $    193   $224,924

  The accompanying notes are an integral part of these combined financial statements.

							(UNAUDITED)
       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
		COMBINED STATEMENTS OF CASH FLOWS

		 (Dollar Amounts In Thousands)

    For the Nine Months Ended February 29, 1996 and February 28, 1995

							    1996          1995
Cash Flows From Operating Activities:
Accrual basis net margins                                 $ 37,660      $  43,976
Add (deduct):
  Provision for loan and guarantee losses                    7,555          5,625
  Depreciation                                                 953          1,149
  Amortization of deferred income                           (7,232)       (13,555)
  Amortization of bond issuance costs                        1,543            977
Add (deduct) changes in accrual accounts:
 Receivables                                               10,012           (739)
 Accounts payable                                          (1,271)        (3,871)
 Accrued interest payable                                  12,660          9,094
 Other                                                     (5,816)         7,057

   Net cash flows provided by operating
       activities                                          56,064         49,713

Cash Flows From Investing Activities:
 Advances made on loans                                (2,799,225)    (2,770,987)
 Principal collected on loans                           2,047,751      2,107,581
 Investments in fixed assets                                2,110           (224)
    Net cash flows used in investing activities           (749,364)      (663,630)

Cash Flows From Financing Activities:
  Notes payable, net                                      456,863        403,616
  Marketable Securities, Net                              (38,000)      ( 10,000)
  Debt service                                             (7,320)        (8,517)
  Proceeds from issuance of Long-Term Debt                543,070        426,736
  Payments for retirement of Long-Term Debt              (180,875)      (169,665)
  Proceeds from issuance of Members'
	Subordinated Certificates                            14,113         25,839
  Payments for retirement of Members' Subordinated
     Certificates                                         (15,335)       (11,373)
  Payments for retirement of patronage
    capital                                               (46,152)       (37,054)

   Net cash flows provided by financing
      activities                                          726,364        619,582

Net Cash Flows                                             33,064          5,665
Beginning Cash and Cash Equivalents                        26,309         22,168

Ending Cash and Cash Equivalents                       $   59,373      $  27,833

Supplemental Disclosure of Cash Flow Information:
Cash paid during nine months for
    Interest Expense                                   $  307,603     $  341,633

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

CFC's 1,049 members as of February 29, 1996, included 902 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 73 service members and 74 associate members.
The Utility Members included 837 distribution systems and 65 generation and transmission systems operating in 46 states and U.S. territories. At December 31, 1994, CFC's member systems served approximately 12.2 million consumers, representing service to an estimated 32.0 million ultimate users of electricity and owned approximately $66.5 billion (before depreciation of $19.4 billion) in total utility plant.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September, 1987.
RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of February 29, 1996, RTFC had 414 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the financing of loans guaranteed by the Rural Utilities Service ("RUS"). GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had four members other than CFC at February 29, 1996. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of February 29, 1996 and May 31, 1995, and the combined results of operations, cash flows and changes in members' equity for the quarters ended February 29, 1996 and February 28, 1995.

The Notes to Combined Financial Statements for the years ended May 31, 1995 and 1994 should be read in conjunction with the accompanying financial state-ments. (See CFC's Form 10-K for the year ended May 31, 1995, filed on August 29, 1995). Certain items on the May 31, 1995 Combined Balance Sheets have been reclassified to conform with the February 29, 1996 presentation.

In May 1993, the Financial Accounting Standards Board (the "FASB") released Statement No. 114 "Accounting by Creditors for Impairment of a Loan." The statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, observable market value or, in the case of collateral dependent loans, the fair value of the collateral. In October 1994, the FASB released Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The statement amends FASB Statement No. 114 by eliminating the interest income recognition provisions and changing the disclosure requirements. Both statements are required to be implemented in fiscal years beginning after December 15, 1994 and will apply to loans that are, or become impaired, based on the provisions of FASB Statement No. 114, or that have certain restructuring agreements executed on, or after the implementation date. CFC has implemented policies consistent with these statements.

Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of February 29, 1996, CFC had committed to lend RTFC up to $2,400.0 million to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $1,371.6 million and $1,215.1 million as of February 29, 1996 and May 31, 1995, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

				     At February 29,      At May 31,
(Dollar Amounts In Thousands)             1996               1995
 Outstanding loans to members
   and their affiliates         $  953,169            $883,463
 Total assets                    1,073,330             985,381
 Notes payable to CFC              953,169             883,463
 Total liabilities                 970,168             892,717
 Members' Equity and
    Subordinated Certificates      103,162              92,664

				   For the Nine Months Ended
(Dollar Amounts In Thousands)          2-29-96             2-28-95
 Operating income               $  48,384            $ 38,879
 Net margins                        2,074               1,466

Summary financial information relating to GFC is presented below:
				                                 At February 29,    At May 31,
(Dollar Amounts In Thousands)            1996               1995
 Outstanding loans to members        $  411,373           $421,665
 Total assets                           427,054            442,878
 Notes payable to CFC                   415,414            427,875
 Total liabilities                      425,075            440,410
 Members' Equity                          1,979              2,468

				       For the Nine Months Ended
(Dollar Amounts In Thousands)           2-29-96            2-28-95
 Operating income                    $   21,511           $ 20,839
 Net margins                              1,913              2,142

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

   On February 15, 1994, CFC completed a second Collateral Trust Bond Indenture ("1994 Indenture") with First Bank National Association as trustee. This indenture does not require the maintenance of a debt service account. All future Collateral Trust Bonds will be issued under the 1994 Indenture.

3. Loans Pledged as Collateral to Secure Collateral Trust Bonds

   As of February 29, 1996 and May 31, 1995, mortgage notes representing approximately $1,118.9 million and $789.9 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure Collateral Trust Bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement (See Note
   6), CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding.

   Collateral Trust Bonds outstanding at February 29, 1996 and May 31, 1995 were $981.7 million and $682.0 million, respectively.

4. Allowance for Loan and Guarantee Losses

   CFC maintains an allowance for loan and guarantee losses at a level considered to be adequate in relation to the quality and size of its loan and guarantee portfolio. It is CFC's policy to periodically review its loans and guarantees and to make adjustments to the allowance as necessary.

   The allowance is based on estimates, and accordingly, actual loan and guarantee losses may differ from the allowance amount. As of February 29, 1996 and May 31, 1995, such allowance was $213.2 million and $205.6 million, respectively.

   Activity in the allowance account is summarized as follows for the nine months ended February 29, 1996 and the year ended May 31, 1995.


			                                    		February 29,        May 31,
   (Dollar Amounts in Thousands)            1996              1995
   Beginning Balance                      $205,596         $188,196
   Provision for loan and                    7,555           17,400
      guarantee losses
   Ending Balance                         $213,151         $205,596

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

6. Credit Arrangements

   As of February 29, 1996, CFC had two revolving credit agreements totaling $4,550.0 million with 60 banks, including Morgan Guaranty Trust Company of New York as Arranger, Administrative Agent, and Co-Syndication Agent and The Bank of Nova Scotia as Co-Syndication Agent. These credit facilities were arranged principally to provide liquidity support for CFC's out-standing commercial paper, CFC's guaranteed commercial paper issued by the National Cooperative Services Corporation ("NCSC") and the adjustable or floating/fixed rate bonds which CFC has guaranteed and agreed to purchase for the benefit of its members.

   Under the respective revolving credit agreements, CFC can borrow up to $2,730.0 million until February 28, 2000 (the "five-year facility"), and $1,820.0 million until February 25, 1997 (the "364-day facility"). Any amounts outstanding will be due on those dates. In connection with the five-year facility, CFC pays a per annum facility fee of .10 of 1% and per annum commitment fee of .025 of 1%. The per annum facility fee for the 364-day is .08 of 1% and there is no commitment fee at CFC's current credit rating level. If CFC's long-term ratings decline, these fees may be increased by no more than .1250 of 1%. Borrowings under both agreements will be at one or more rates as defined in the agreements, as selected by CFC.

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

   The agreement also prohibits CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that were not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of February 29, 1996 and May 31, 1995, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under the revolving credit agreements.

   At February 29, 1996 and May 31, 1995, CFC classified $2,730.0 million and $2,430.0 million, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,730.0 million of notes payable during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility subject to the conditions above.

7. Unadvanced Loan Commitments

   As of February 29, 1996 and May 31, 1995, CFC had unadvanced loan commit-ments, summarized by type of loan, as follows:

(Dollar Amounts In Thousands)    February 29, 1996      May 31, 1995
  Long-term                    $1,528,249          $1,325,141
  Intermediate-term               211,493             186,313
  Short-term                    3,257,870           3,121,212
  Telecommunications              418,454             331,633
  Associate Member                 55,543              53,483
  Restructured (See Note 11(D))         0              20,000
    Total unadvanced loan
    commitments                $5,471,609          $5,037,782

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

8. Retirement of Patronage Capital

   CFC patronage capital in the amount of $47.6 million was retired on August 31, 1995, representing one-sixth of the total allocations for fiscal years 1988, 1989 and 1990 and 70% of the allocation for fiscal year 1995. During the second quarter GFC retired patronage capital in the amount of $2.4 million. RTFC retired 70% of their FY 1995 allocation in January, 1996. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's Board of Directors with due regard for CFC's financial condition.

9. Guarantees

   As of February 29, 1996 and May 31, 1995, CFC had guaranteed the following contractual obligations of its members:

  (Dollar Amounts In Thousands)        February 29, 1996    May 31, 1995
  Long-term tax-exempt bonds (A)        $1,458,705        $1,496,930
  Debt portions of leveraged lease
   transactions (B)                        432,539           568,662
    Indemnifications of tax benefit
     transfers (C)                         368,058           389,755
    Other guarantees (D)                   136,659           119,575
       Total guarantees                 $2,395,961        $2,574,922

(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service pay-ments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $1,172.5 million and $1,200.1 million as of February 29, 1996 and May 31, 1995, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

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

(D) At February 29, 1996 and May 31, 1995, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $34.5 million and $34.9 million, respectively.

10.  Interest Rate Exchange Agreements

     The following table lists the notional principal amounts of CFC's interest rate exchange agreements at February 29, 1996 and May 31, 1995:

     (Dollar Amounts in Thousands)

	Maturity                      Notional Principal Amount
	  Date                    February 29, 1996   May 31, 1995
  August 1996 (1)                  $ 30,000         $ 30,000
  September 1996 (2)                150,000          150,000
  February 1997 (1)                  35,000           35,000
  February 1997 (1)                  40,000           40,000
  February 1997 (1)                  25,000           25,000
  February 1998 (2)                  50,000           50,000
  October 2004 (1)                   45,600                0
       Total                       $375,600         $330,000

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

CFC is exposed on these interest rate swap agreements to interest rate risk if the counterparty to the interest rate swap agreement does not perform to the agreement's terms. CFC does have a policy intended to limit counterparty credit risk by maintaining long-term swap agreements only with financial institutions with at least a AA long-term credit rating, and short-term swap agreements only with financial institutions with at least an A long-term credit rating.

11.  Contingencies

(A) At February 29, 1996 and May 31, 1995, nonperforming loans in the amount of $25.9 million and $27.6 million, respectively, were on a nonaccrual basis with respect to interest income. At February 29, 1996 and May 31, 1995, the total amount of restructured debt was $215.1 million and $185.0 million, respectively. CFC elected to apply all principal and interest payments received against principal outstanding on restructured debt of $161.4 million and $131.1 million, respectively. At February 29, 1996 and May 31, 1995, CFC had committed to lend $0.0 million to non-performing borrowers and $0.0 million and $20.0 million respectively to restructured borrowers, all on a senior secured lien basis.

(B) Of the $241.0 million and $212.6 million of loans described in footnote 11(A) at February 29, 1996 and May 31, 1995, respectively, CFC has classified $187.3 million and $158.8 million as impaired with respect to the provisions of FASB

Statements No. 114 and 118. At those dates CFC had allocated $87.9 million and $40.1 million of the loan and guarantee loss allowance to such impaired loans. At February 29, 1996 and May 31, 1995, 100% and 97% respectively, of the loans classified as impaired were collateral dependent. Loans are collateral dependent when there are no reliable future payment schedules and the amount expected to be collected is directly related to the value of the assets and future revenues that represent the underlying security for the loan. The amount of loan and guarantee loss allowance allocated to such loans was based on a comparison of the recorded investment in the loan to the estimated value of the collateral. CFC does not recognize interest income on any of the loans classified as impaired. Instead, all payments received are applied as a reduction of principal. The average recorded investment in impaired loans for the nine months ended February 29, 1996 was $173.1 million. Effective April 1, 1996 CFC has classified an additional $49.4 million of loans as impaired, bringing the total impaired loans to $236.7 million. As of April 1, 1996 CFC has allocated $117.9 million of the loan and guarantee loss allowance to such impaired loans.

(C) On May 23, 1985, Wabash Valley Power Association, Inc. ("WVPA") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in connection with the canceled Marble Hill plant construction.

On August 7, 1991, the Bankruptcy Court confirmed WVPA's reorganization plan pending approval of rates as contemplated in the plan.

On June 22, 1994, the U.S. District Court affirmed (over RUS's objection) the Wabash plan in reorganization. RUS appealed to the U.S. Court of Appeals.
On December 28, 1995, the U.S. Court of Appeals reaffirmed the Wabash plan of reorganization. RUS requested that the U.S. Court of Appeals rehear the case. The judges of the Court of Appeals have denied the RUS request. RUS has notified the U.S. Supreme Court that it is considering filing an appeal.


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

In May 1993, CFC advanced $24.4 million in variable interest rate secured loans to WVPA, which was used to effect an early redemption of the tax-exempt bonds guaranteed by CFC. As WVPA is operating in Bankruptcy, CFC has classified these loans as nonperforming, and therefore, does not accrue interest income on these loans. As of February 29, 1996, CFC had $19.3 million in loans outstanding to Wabash.

Based on WVPA's preliminary reorganization plan, management believes that CFC has adequately reserved for any potential loss.

(D) Deseret Generation & Transmission Co-operative ("Deseret") and its major creditors entered into an Agreement Restructuring Obligations ("ARO") document that restructured Deseret's debt obligations to RUS, CFC and certain other creditors. The ARO had an effective date of January 1, 1989. The agreement provided for the reduction of Deseret's debt service and rental requirements until January 1996, when large sales of power were intended to commence.

Deseret failed to make the payments required under the ARO during 1995. Deseret's creditors agreed to extend the provisions of the ARO first until January 31, 1996, and then again until February 29, 1996. These extensions were intended to allow the creditors to develop final terms for a negotiated long-term restructuring of the ARO. Under the proposed restructuring, CFC and the members of Deseret would purchase the RUS claims against Deseret for $250 million. CFC would fund the Deseret members' portion of the purchase through long-term secured loans to the members. The creditors were unable to agree on the terms of a negotiated settlement and thus the ARO has been terminated as of the end of February 1996. CFC filed a foreclosure action against the owner of the Bonanza Plant in State court in Utah on March 21, 1996. In this action, CFC has not terminated the lease and sought removal of Deseret as the plant operator. The other parties to the lease have 30 days to respond to CFC's foreclosure action. On February 29, 1996, Deseret, RUS and CFC entered into agreements which have since been modifed but continue through June 1996, regarding certain obligations and payments to be performed or made by Deseret in exchange for forbearance by RUS for exercising certain remedies. CFC continues to discuss the possibility of a workout, including a buyout of RUS claims, with Deseret creditors other than the owners of the Bonanza Plant.

From January 1, 1989, through February 29, 1996, CFC has funded $143.7 million in cashflow shortfalls related to Deseret's debt service and rental obligations. As of February 29, 1996, CFC had approximately $465.9 million in current credit exposure to Deseret. This exposure consists of $161.4 million in secured loans and $304.5 million of guarantees by CFC of various direct and indirect obligations of Deseret. The guarantees include $6.0 million in tax-benefit indemnifications, $26.5 million related to mine equipment leases and $271.9 million related to the leveraged lease financing of the Bonanza generating station. CFC does not recognize interest income on its loans to Deseret and does not anticipate the recognition of interest income on such loans until Deseret's power sales are sufficient to service all debt obligations.

CFC believes that given the underlying collateral value and its secured position against the mortgage of the Bonanza plant, it is adequately reserved for any potential loss on its loans and guarantees to Deseret.

As part of the long-term proposed purchase of the RUS claims by CFC and the Deseret members, CFC would fund the members portion of the $250 million purchase, $55 million, through long-term secured loans to the Deseret members. In addition, RUS would require the Deseret members to prepay their RUS loans, totaling approximately $50 million. CFC would fund the members prepayment of the RUS loans through long-term secured loans to the members. This total of $105 million lent to the Deseret members would be secured against the assets and future revenues of the members and not by the assets of Deseret.

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

At February 29, 1996, CFC had $49.4 million in outstanding long-term loans to Soyland which were secured equally and ratably with the RUS on all assets and future revenues of Soyland. In addition, CFC had $13.0 million outstanding to Soyland under the super-secured revolving credit agreement and $14.9 million outstanding on the super-secured capital additions loan, both of which are mentioned above. CFC also had $274.0 million in loans to Soyland which are guaranteed by the U.S. Government.

Soyland has sent out approximately 200 Requests for Proposals (RFP's) and taken out an ad in the Wall Street Journal offering to sell its assets. The deadline for receipt of RFP's was March 18, 1996. The RFP was not reviewed with RUS and CFC prior to distribution. Soyland has received 18 responses to the RFP. RUS and CFC have not been able to review any of the responses.

Cash flow from any source regarding Soyland will first be applied against the CFC super-secured loans, with any remaining proceeds split pro-rata between CFC and RUS based on total debt outstanding to Soyland. As of April 1, 1996, the $49.4 million loan to Soyland was placed on nonaccrual status with respect to interest income.

CFC believes that, given the underlying collateral value of its secured loans to Soyland, it has adequately reserved for any potential loss on its loans.

12. Loans Guaranteed by RUS

At February 29, 1996, CFC held $416.6 million in Trust Certificates related to the refinancings of Federal Financing Bank loans. These Trust Certificates are supported by payments from certain CFC Power Supply members whose payments are guaranteed by RUS.

Part I. Item 2.

 Management's Discussion and Analysis of Financial
Condition and Results of Operations
(all dollar amounts in millions)


Changes in Financial Condition

During the nine months ended February 29, 1996, CFC's total assets increased by $821.9 or 11.6% to $7,902.7 from $7,080.8 at May 31, 1995, primarily due to an increase of $743.9 in net loans outstanding. Changes to the loan port-folio included increases of $803.8 in long-term loans and $30.1 in restructured loans, offset by decreases of $72.7 in short-term loans. Long-term loan activity consisted primarily of $1,104.0 in advances and $278.8 in principal repayments. Included in Long-term loan advances was $724.5 advanced to 49 members for the prepayment of their RUS loans.

Net loans to members represented 95% of total assets at February 29, 1996 and May 31, 1995. Long-term loans represented 87% and 85% of gross loans at February 29, 1996 and May 31, 1995. Fixed rate loans represented 37% of gross loans at February 29, 1996 and 32% at May 31, while the remaining loans carry a variable rate that may be adjusted monthly or semi-monthly. At February 29, 1996, $547.8 or 7.1% of gross loans were unsecured, compared to $627.2 million or 9.0% at May 31, 1995. All other loans were secured pro-rata with other lenders (primarily RUS), by all assets and future revenues of the borrower.

At February 29, 1996 CFC had provided $2,396.0 in guarantees, a decrease of $178.9 from the $2,574.9 at May 31, 1995. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for plant and equipment. All guarantees are secured on a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets.

Also at February 29, 1996 CFC had unadvanced loan commitments of $5,471.6, an increase of $433.8 from the $5,037.8 committed at May 31, 1995. Most unadvanced loan commitments contain a material adverse change clause that would relieve CFC from its obligation to lend if the borrower's financial condition had changed materially from the time the loan was approved. Many of these commit-ments are provided for operational back-up liquidity. CFC does not anticipate funding the majority of the commitments outstanding during the next twelve to eighteen months.

During the nine months ended February 29, 1996, CFC's total liabilities and members' equity increased by $821.9 or 11.6% to $7,902.7 from $7,080.8 at May 31, 1995. The increase was primarily due to increases of $306.9 in notes payable and $511.9 in long-term debt.

The notes payable increase is due to increases of $357.5 in Dealer Commercial Paper, $74.4 in Member Commercial Paper and the reclassification of $150.0 in Collateral Trust Bonds maturing September 15, 1996, offset by an increase of $300.0 in the amount of short-term debt supported by the five year revolving credit agreement and reclassified as long-term debt. The member commercial paper balance outstanding at February 29, 1996 represents a 6.7% increase over the May 31, 1995 balance. The increase in long-term debt is due to increases of $62.2 in Medium-Term Notes outstanding, $99.8 in Collateral Trust Bonds outstanding and $300.0 in the amount of short-term debt reclassified as long-term debt. CFC has issued $300.0 in Collateral Trust Bonds so far this year and has averaged about $11.3 in Medium-Term Note sales to members each month. The increase in Collateral Trust Bonds outstanding represents the new issues less the reclassification of the bonds maturing on September 15, 1996, to notes payable. The increases to notes payable and long-term debt were required to fund the increase in loans outstanding. Subsequent to the end of the quarter on April 4, 1996, CFC issued $100.0 in Collateral Trust Bonds, due 2001 at a rate of 6.45%.

The allowance for loan and guarantee losses increased by $7.6 to $213.2 at February 29, 1996 from $205.6 at May 31, 1995. At February 29, 1996 the loan and guarantee loss allowance represented 2.77% of gross loans, 2.11% of gross loans and guarantees, 88.46% of nonperforming and restructured loans, and 823.2% of nonperforming loans compared to 2.96%, 2.16%, 96.71% and 743.8% at May 31, 1995, respectively. The allowance is periodically reviewed by manage-ment for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions. As of February 29, 1996, management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

As of February 29, 1996, CFC had advanced $775.3 to 55 members for the pre-payment of RUS loans. CFC estimates that this amount represented 88% of the total RUS prepayments. Other lenders have lent 7% of the total and the re-maining 5% was prepaid out of the members' general funds. As of February 29, 1996 CFC had approved loan applications for an additional $136.2 from 18 members for the purpose of prepaying their RUS notes. In addition, there were $78.9 in loan prepayment applications pending at RUS. RTFC had loan applications for $83.5 from 12 applicants for telephone exchange acquisitions.

CFC has implemented FASB Statements No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." As of February 29, 1996, CFC has classified $187.3 of loans outstanding as impaired with respect to the provisions of these statements. At February 29, 1996, CFC has specifically allocated $87.9 of the loan and guarantee loss allowance to such impaired loans. CFC has not recognized any interest income on its impaired loans during the nine months ended February 29, 1996. Instead, CFC has applied all payments received as a reduction to principal outstanding.

At February 29, 1996, CFC has loans outstanding in the amount of $25.9 classified as nonperforming and $215.1 classified as restructured. All nonperforming loans and $161.4 of restructured loans were on a nonaccrual basis with respect to interest income.

As of February 29, 1996, CFC had $465.9 in current credit exposure to Deseret, consisting of $161.4 in secured loans and $304.5 for guarantees of various direct and indirect obligations of Deseret. On February 29, 1996, Deseret, RUS and CFC entered into agreements which have since been modified but continue through June 1996, regarding certain obligations and payments to be performed or made by Deseret in exchange for fore-bearance by RUS for exercising certain remedies. On March 21, 1996, CFC filed a foreclosure action against the owner of the Bonanza Plant in the Utah State Court. In this action, CFC has not terminated the lease and sought removal of Deseret as the plant operator.

On December 28, 1995, the U.S. Court of Appeals reaffirmed the lower courts approval of the Wabash plan of reorganization. RUS requested that the U.S. Court of Appeals rehear the case. The RUS request was denied by the judges of the Court of Appeals. RUS has notified the U.S. Supreme Court that it is considering filing an appeal. As of February 29, 1996, CFC had $19.3 in loans outstanding to Wabash. Upon resolution of the bankruptcy, CFC and RUS have agreed to split all proceeds from Wabash in compliance with the provisions of the shared mortgage. At this time, it is anticipated that this final accounting will result in CFC making a net payment to RUS to true up the cash distribution between CFC and RUS.

As of February 29, 1996, CFC had $49.4 in long-term secured loans, $13.0 outstanding under the super-secured revolving credit agreement and $14.9 outstanding on the super-secured capital additions loan to Soyland. The amounts outstanding under the super-secured revolving credit agreement and the super-secured capital additions loan would be repaid first from the proceeds of asset sales or liquidation. Soyland has received 18 responses to the approximately 200 RFPs it distributed offering to sell its assets. RUS and CFC have not been able to review any of the responses. As of April 1, the $49.4 loan to Soyland was placed on nonaccrual status with respect to interest income.

CFC believes that, given the value of the collateral underlying the loans to Deseret, Wabash and Soyland, it is adequately reserved for any potential losses.

Changes in the Results of Operations

CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the nine months ended February 29, 1996, CFC achieved a Times Interest Earned Ratio (TIER) of 1.12. This was a decrease from the 1.17 TIER for the quarter ended
February 28, 1995. The decrease in TIER was primarily due to a reduction in the amount of conversion fees recognized, $7.2 for the nine months ended February 28, 1996; compared to $13.6 for the nine months ended February 29, 1995. TIER for the two periods without conversion fees would have been 1.10 and 1.12, respectively. During the early 1990's, a large volume of CFC's fixed rate loan portfolio converted to a variable rate, which required the payment of a fee. These conversion fees were collected, deferred and amortized into income through the loan's next scheduled repricing date. The majority of the conversion fees were recognized during fiscal years 1993, 1994 and 1995. The remaining deferred conversion fees will be amortized into income during fiscal years 1996 and 1997, approximately $19.2 per year. Future conversions from the fixed rate to the variable rate, of the magnitude experienced in the early 1990's, are not anticipated for fiscal years 1996 and 1997. Management has established a 1.10 TIER as its minimum operating level.

Operating income for the nine months ended February 29, 1996, was $373.2, an increase of $54.5 from the prior year period. The increase in operating income was due to both a positive volume variance of $45.8 and a positive rate variance of $8.7. Average loans outstanding increased by $888.2 and the average yield increased by 19 basis points from the prior year period. For the nine months ended February 29, 1996, average loans outstanding were $7,338.3 and the average yield was 6.77%, compared to average loans out-standing of $6,450.1 and an average yield of 6.61% for the nine months ended February 28, 1995. CFC sets the interest rates on its loans to cover the cost of funds, general and administrative expenses, a provision for loan and guarantee losses and a reasonable TIER. As a result, the yield earned on the loan portfolio will move in conjunction with the rates in the capital markets.

CFC's cost of funds for the nine months ended February 29, 1996, totaled $317.7, an increase of $58.2 from the prior year. The increase was due to a negative volume variance of $37.7 and a negative rate variance of $20.5.
The average interest rate on funds used by CFC at February 29, 1996, was 5.77%, an increase of 41 basis points compared to the average rate of 5.36% at February 28, 1995. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other instruments offset by income from the overnight investments of excess cash and the interest earnings on debt service investments.

For the nine months ended February 29, 1996 and February 28, 1995, general and administrative expenses totaled $13.3 and $12.1, respectively. General and administrative expenses represented 24 basis points of average loan volume for the nine months ended February 29, 1996, which is a decrease of 1 basis point from 25 basis points for the prior year period.

The provision for loan and guarantee losses for the nine months ended February 29, 1996, totaled $7.6 or 14 basis points, compared to the prior year total of $5.6 or 12 basis points. CFC has maintained the provision for loan and guarantee losses in line with management's assessment of the size and quality of the loan portfolio. During the nine months ended February 29, 1996, CFC made planned additional provisions to the loan and guarantee loss allowance totaling $1.9.

Overall, CFC's net margins for the nine months ended February 29, 1996, totaled $37.7, a decrease of $6.3 from the prior year period total of $44.0.


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

At February 29, 1996, CFC had $4,550.0 in available credit, $2,730.0 of which is available through February 27, 2001 and $1,820.0 is available through February 26, 1997. As of February 29, 1996 CFC was in compliance with all covenants and conditions to borrowing.

As of February 29, 1996, CFC had shelf registrations for Collateral Trust Bonds and Medium-Term Notes of $350.0 and $205.9, respectively. As of February 29, 1996, CFC had SEC shelf registrations for Grantor Trust Certificates of $139.4. During the first nine months of fiscal year 1996, CFC also developed and registered $250 of a new debt security, Quarterly Income Capital Securities. CFC plans on selling these securities in the retail markets with maturities of 30 to 50 years. The interest due on these securities will be deferrable by CFC for up to five years. As of February 29, 1996, CFC had not issued any of these new securities.

Member invested funds, including the loan and guarantee loss allowance, at February 29, 1996 and May 31, 1995, were $3,151.2 and $3,126.7 or 40.0% and
43.4% of CFC's total capitalization, respectively (long- and short-term debt outstanding, members' certificates and equity and the loan and guarantee loss allowance).

CFC's leverage ratio was 5.56 at February 29, 1996, a slight increase over the
5.13 reported at May 31, 1995. The increase was primarily due to additional debt required to fund new loans and a decrease in the members' equity due to the retirement of patronage capital on August 31, 1995.

The following chart schedules the maturities of CFC's fixed rate loans and fixed rate funding. The chart is a useful tool to identify gaps in the matching of fixed rate loans with fixed rate funds.


		    Interest-Rate Gap Analysis
		    (Fixed Assets/Liabilities)
		     As of  February 29, 1996

(Dollar Amounts In Millions)
				 FY 96    FY 97-98   FY 99-00    FY 01-05    FY 06-15    FY 16+    Total
Assets:
  Loan Amortization
    and repricing               $  19.9    $ 440.8    $ 566.2     $ 981.7    $ 668.6    $ 160.3    $2,837.5

Total Assets                    $  19.9    $ 440.8    $ 566.2     $ 981.7    $ 668.6    $ 160.3    $2,837.5

Liabilities and Equity:
  Long-Term Debt                $ 128.2    $ 559.3    $ 111.7     $ 267.1    $  82.2    $ 200.0    $1,348.5
  Subordinated Certificates         4.9       16.2        9.4       443.4      416.1       85.6       975.6
  Equity                              -          -          -       187.9       45.0          -       232.9

Total Liabilities and Equity    $ 133.1    $ 575.5     $ 121.1    $ 898.4    $ 543.3    $ 285.6    $2,557.0

Gap *                           $(113.2)   $(134.7)    $ 445.1    $  83.3    $ 125.3    $(125.3)   $  280.5

Cumulative Gap                  $(113.2)   $(247.9)    $ 197.2    $ 280.5    $ 405.8    $ 280.5
Cumulative Gap as a %
     of  Total Assets              1.43%      3.14%       2.5%       3.55%      5.13%      3.55%

 *  Loan amortization/repricing over/(under) debt maturities


 CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of gross assets (total assets plus the loan and guarantee loss allowance which is netted against gross loans on the balance sheet). CFC measures the matching of funds to assets by comparing the amoust of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the periods listed in the above table. At February 29, 1996, CFC had $19.9 in fixed rate assets amortizing or repricing and $133.1 in fixed rate liabilities maturing during the remainder of fiscal year 1996. The difference, $113.2, represents the amount of CFC's assets that are not considered match-funded as to interest rate. CFC's difference of $113.1 at February 29, 1996 represents 1.43% of total assets.

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



		NATIONAL RURAL UTILITIES
		COOPERATIVE FINANCE CORPORATION






			    /s/  Steven L. Lilly
			   Chief Financial Officer


April 12, 1996


			 /s/  Angelo M. Salera
         Controller (Principal Accounting Officer)


April 12, 1996






			    Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	NATIONAL RURAL UTILITIES
	COOPERATIVE FINANCE CORPORATION






		Steven L. Lilly, Chief Financial Officer




April    , 1996



											   Angelo M. Salera, Controller (Principal
					 Accounting Officer)


April    , 1996






329