Form 10-K
period 1996-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1996-08-27
CIK 70502

		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549


				  FORM 10-K
  (X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	   THE SECURITIES EXCHANGE ACT OF 1934     Fee Required  $250.00
		  For the fiscal year ended May 31, 1996
				      OR
  ( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		     OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from                   to
			Commission File Number 1-7102

		   NATIONAL RURAL UTILITIES COOPERATIVE
			   FINANCE CORPORATION
	    (Exact name of registrant as specified in its charter)

			  DISTRICT OF COLUMBIA
	(State or other jurisdiction of incorporation or organization)

			      52-0891669
		  (I.R.S. Employer Identification Number)
			     WOODLAND PARK
		 2201 COOPERATIVE WAY, HERNDON, VA 20171
		 (Address of principal executive offices)
     (Registrant's telephone number, including area code, is 703-709-6700)


	 Securities registered pursuant to Section 12(b) of the Act:

							Name of each exchange
	      Title of each class                        on which registered

9.50%   Collateral Trust Bonds, Series T,  Due 1997    New York Stock Exchange
8.50%   Collateral Trust Bonds, Series U,  Due 1998    New York Stock Exchange
9.00%   Collateral Trust Bonds, Series V,  Due 2021    New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information state-ments incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K.
Yes  X  No    .

	The Registrant has no common or voting stock.

		    DOCUMENTS INCORPORATED BY REFERENCE:
None

			     TABLE OF CONTENTS


Part No.    Item No.                                                     Page

  I.        1. Business                                                    1
		 Members                                                   1
		 Loans and Guarantees                                      2
		   General                                                 2
		   Loan and Guarantee Policies                             6
		     Long-Term Loans to Utility Members                    6
		     Intermediate-Term Loans to Utility Members            8
		     Short-Term Loans to Utility Members                   8
		     Loans to Telecommunication Borrowers                  8
		     Loans to Associate Members                            9
		     RUS Guaranteed Loans                                  9
		     Guarantees of Pollution Control Facility and
			Utility Property Financings                       10
		     Guarantees of Lease Transactions                     10
		     Guarantees of Tax Benefit Transfers                  10
		     Other                                                11
		 CFC Financing Factors                                    11
		 Tax Status                                               14
		 Investment Policy                                        14
		 Other Sources of Loans to CFC Members                    14
		 Employees                                                14
		 The Rural Electric and Telephone Systems                 15
		    General                                               15
		    The RUS Program                                       15
		    Distribution Systems                                  16
		    Power Supply Systems                                  16
		    Telephone Systems                                     17
		    Regulation and Competition                            17
		    Financial Information                                 18
		    Composite Financial Statements                        20
	    2.  Properties                                                24
	    3.  Legal Proceedings                                         24
	    4.  Submission of Matters to a Vote of Security Holders       24
  II.       5.  Market for the Registrant's Common Equity and
		  Related Stockholder Matters                              25
	    6.  Selected Financial Data                                    25
	    7.  Management's Discussion and Analysis of Financial
		  Condition and Results of Operations                      26
	    8.  Financial Statements and Supplementary Data                37
	    9.  Changes in and Disagreements with Accountants on
		  Accounting and Financial Disclosure                      37
 III.      10.  Directors and Executive Officers of the Registrant         38
		  Compliance with Section 16(a) of the Exchange Act        41
	   11.  Executive Compensation                                     42
	   12.  Security Ownership of Certain Beneficial Owners and
		  Management                                               44
	   13.  Certain Relationships and Related Transactions             44
  IV.      14.  Exhibits, Financial Statement Schedules, and Reports
		  on Form 8-K                                              45

				    PART I

Item 1.  Business.

National Rural Utilities Cooperative Finance Corporation (the "Company" or "CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members ("Utility Members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. Most CFC long-term loans to Utility Members have been made in conjunction with concurrent loans from RUS and are secured equally and ratably with RUS's loans by a single mortgage. CFC also has provided guarantees for tax-exempt financings of pollution control facilities and other properties constructed or acquired by its members, and in addition, has provided guarantees of taxable debt in connection with certain lease and other transactions of its members.

CFC's 1,051 members as of May 31, 1996, included 903 Utility Members, virtually all of which are consumer-owned cooperatives, 74 service members and 74 associate members. The Utility Members included 838 distribution systems and 65 generation and transmission ("power supply") systems operating in 46 states and U.S. territories. At December 31, 1994, CFC's member rural electric systems provided service to about 70% of the contiguous continental land territory of the United States, serving approximately 12.2 million consumers, representing an estimated 32.0 million ultimate users of electricity, and owned approximately $66.5 billion (before depreciation of $19.4 billion) in total utility plant.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a taxable cooperative association in the State of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing financing to its rural telecommunication members and affiliates. RTFC's bylaws and voting members' agreement require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. CFC is the sole source of funding for RTFC. See Note 1 to Combined Financial Statements for summary financial information relating to RTFC at May 31, 1996. As of that date, RTFC had 425 members.

Guaranty Funding Cooperative ("GFC") was organized in December 1991 as a taxable cooperative association owned by its member rural electric systems and CFC to provide a source of funds for members to refinance their RUS guaranteed debt previously held by the Federal Financing Bank of the United States Treasury ("FFB"). GFC is a controlled affiliate of CFC (the majority of its directors are appointed by CFC). All loans from GFC are guaranteed by RUS. CFC is the sole source of funding for GFC. See Note 1 to Combined Financial Statements for summary financial information relating to GFC at May 31, 1996. As of May 31, 1996, GFC had four members.

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

Members

CFC currently has five classes of members: Class A-cooperative or nonprofit distribution systems; Class B-cooperative or nonprofit power supply systems which are federations of Class A or other Class B members; Class C-statewide and regional associations which are wholly-owned or controlled by Class A or Class B members; Class D-national associations of cooperatives; and Associate Members-nonprofit groups or entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide non-electric services primarily for the benefit of ultimate consumers. Associate Members are not entitled to vote at any meeting of the members and are not eligible to be represented on CFC's Board of Directors.

Membership in RTFC is limited to CFC and commercial or cooperative corporations eligible to receive loans or other assistance from RUS and which are engaged (or plan to be engaged) in providing telephone or tele-communication services to ultimate users and affiliates of such corporations.

Membership in GFC is limited to CFC and cooperative or nonprofit Utility Member systems who have refinanced all or a portion of their FFB debt through CFC.

Set forth below is a table showing by state or U.S. territory, at May 31, 1996, the total number of CFC, RTFC and GFC members (memberships in each other have been eliminated and corporations which belong to more than one of CFC, RTFC and GFC have been counted only once), the percentage of loans and the percentage of loans and guarantees outstanding.

		    Number           Loan and                       Number                Loan and
		      of      Loan   Guarantee                        of         Loan    Guarantee
		    members     %       %                           members       %          %
Alabama               32       1.7%      2.1%         Nevada           5         0.1%       0.1%
Alaska                28       1.4%      1.1%         New Hampshire    6         3.1%       2.4%
American Samoa         1       0.0%      0.0%         New Jersey       1         0.1%       0.1%
Arizona               20       1.1%      1.4%         New Mexico       18        1.2%       0.9%
Arkansas              29       2.9%      3.6%         New York         14        0.1%       0.1%
California            10       0.3%      0.2%         North Carolina   47        3.4%       3.8%
Colorado              34       3.7%      4.0%         North Dakota     31        0.6%       0.4%
Delaware               1       0.2%      0.2%         Ohio             35        1.2%       1.0%
District of Columbia   5       1.2%      0.9%         Oklahoma         53        3.4%       3.3%
Florida               20       4.4%      6.6%         Oregon           37        1.9%       1.5%
Georgia               69       8.0%      6.2%         Pennsylvania     21        1.1%       1.0%
Guam                   1       0.0%      0.0%         South Carolina   36        3.8%       3.4%
Idaho                 15       0.7%      0.6%         South Dakota     52        0.6%       0.5%
Illinois              51       6.1%      4.7%         Tennessee        24        1.0%       0.8%
Indiana               55       1.4%      2.4%         Texas           117       11.0%       9.8%
Iowa                 100       2.1%      1.7%         Utah              6        2.2%       4.7%
Kansas                52       3.0%      2.7%         Vermont           9        0.8%       0.6%
Kentucky              36       2.1%      3.6%         Virgin Islands    1        0.7%       0.6%
Louisiana             16       1.8%      1.4%         Virginia         20        2.1%       2.0%
Maine                  9       0.6%      0.5%         Washington       21        1.0%       0.8%
Maryland               2       1.1%      0.9%         West Virginia     3        0.0%       0.0%
Massachusetts          1       0.0%      0.0%         Wisconsin        59        1.7%       1.4%
Michigan              23       1.1%      0.8%         Wyoming          18        1.3%            1.0%
Minnesota             71       4.2%      4.8%          Sub-Total    1,476      100.0%     100.0%
Mississippi           24       2.6%      2.7%         Add Duplicates    4
Missouri              66       3.5%      4.7%          Total Members 1,480
Montana               38       2.1%      1.7%
Nebraska              33       0.3%      0.3%


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

Substantially all long-term and some intermediate-term loans are secured, while substantially all short-term loans are unsecured. Long-term loans generally have maturities of up to 35 years. Fixed rate long-term loans generally provide for a fixed interest rate for terms of one to 30 years (but not beyond the maturity of the loan). Upon expiration of the term, the borrower may select another fixed rate term or a variable rate. Variable rate long-term loans have an interest rate which varies monthly as determined by CFC. Intermediate- and short-term loans are made for terms not exceeding 60 months. CFC adjusts the rate monthly on out-standing short- and intermediate-term loans. On notification to borrowers, CFC may adjust the rate semimonthly. Interest rates are established by CFC and are not tied to any external index, however some rates may be capped at a percentage over prime. Telecommunication loans are secured long-term fixed or variable rate loans with maturities generally not exceeding 15 years and short-term unsecured loans. CFC has also provided guarantees for tax-exempt financings of pollution control facilities and utility properties constructed or acquired by its members and for members' obligations under certain lease transactions (see "Loan and Guarantee Policies").

Set forth below is a table showing loans outstanding to borrowers as of May 31, 1996, 1995 and 1994 and the weighted average interest rates thereon and loans committed but unadvanced to borrowers at May 31, 1996.

                                                                                                     Loans committed
					      Loans outstanding and weighted average interest        but unadvanced
							 rates thereon at May 31,                 at May 31,1996(A)(B)
(Dollar Amounts In Thousands)              1996                    1995                 1994
Long-term fixed rate secured loans(C):
  Distribution Systems (D)              $2,380,587   7.29%    $1,645,551   7.68%    $1,502,454   7.69%    $   36,117
  Power Supply Systems (D)                 247,556   7.71%       253,208   7.68%       273,186   7.56%         1,214
  Telecommunication Organizations          134,497   8.66%       141,144   8.98%       119,600   9.16%             _
  Service Organizations (D)(E)              77,205   8.03%        81,521   9.27%        94,104   9.53%         3,140
  Associate Members                          1,542  10.25%         1,569  10.25%         1,606  10.25%             -
     Total long-term fixed rate
      secured loans                      2,841,387   7.41%     2,122,993   7.83%     1,990,950   7.85%        40,471

Long-term variable rate secured loans (F):
  Distribution Systems                   2,717,494   6.45%     2,553,590   6.50%     2,172,799   4.65%       839,861
  Power Supply Systems                     202,249   6.45%       191,967   6.50%       170,683   4.65%       626,926
  Telecommunication Organizations          764,911   6.55%       704,427   6.64%       499,506   4.92%       202,971
  Service Organizations (E)                 46,376   6.45%        53,332   6.50%        39,487   4.65%        71,400
  Associate Members                         47,541   6.19%        42,561   6.20%        29,089   4.45%        38,979
     Total long-term variable rate
      secured loans                      3,778,571   6.47%     3,545,877   6.52%     2,911,564   4.69%     1,780,137

Refinancing variable rate loans guaranteed by
  RUS:
  Power Supply Systems                     416,637   6.47%       429,129   7.27%       533,545   4.87%             -

Intermediate-term secured loans:
  Distribution Systems                       4,831   6.60%         4,176   6.85%         4,112   4.90%         2,300
  Power Supply Systems                      53,614   6.60%        40,237   6.85%        21,316   4.90%       168,123
  Service Organizations                     27,652   6.60%        11,429   6.85%         2,099   4.90%         9,384
     Total intermediate-term secured
     loans                                  86,097   6.60%        55,842   6.85%        27,527   4.90%       179,807

Intermediate-term unsecured loans:
  Distribution Systems                      16,019   6.45%        11,392   6.50%        13,046   4.90%        41,572
  Power Supply Systems                      28,957   6.45%        47,443   6.50%        84,515   4.90%        67,190
  Telecommunication Organizations           12,048   6.80%         3,255   7.54%         1,265   5.05%         8,501
     Total intermediate-term unsecured
      loans                                 57,024   6.52%        62,090   6.56%        98,826   4.90%       117,263

Short-term unsecured loans (G):
  Distribution Systems                     409,664   6.60%       445,962   6.85%       276,373   4.90%     2,191,156
  Power Supply Systems                      25,763   6.60%        10,267   6.85%        14,048   4.90%       930,710
  Telecommunication Organizations           63,813   7.15%        34,637   7.60%        31,176   5.65%       278,811
  Service Organizations                     23,467   6.60%        25,653   6.85%        11,812   4.90%        77,499
  Associate Members                          9,240   6.60%         7,651   6.85%         3,084   4.90%        15,685
     Total short-term loans                531,947   6.67%       524,170   6.90%       336,493   4.97%     3,493,861



												     Loans committed
					      Loans outstanding and weighted average interest        but  unadvanced
							 rates thereon at May 31,                 at May 31, 1996(A) (B)
(Dollar Amounts In Thousands)              1996                    1995                 1994
Nonperforming loans(H):
  Distribution Systems                   $   1,739   7.20%     $   1,830   7.21%    $    1,933   8.27%  $          -
  Power Supply Systems                      23,555   6.48%        25,811   6.57%        27,948   4.75%             -
  Telecommunication Organizations                -      -              -      -          2,098   6.13%             -
  Associate Members                              -      -              -      -         12,961   9.00%             -

     Total nonperforming loans              25,294   6.53%        27,641   6.61%        44,940   6.19%             -

Restructured loans(I):
  Distribution Systems                       2,576  18.37%         2,654  18.37%         2,667  18.37%             -
  Power Supply Systems                     205,074   9.13%       180,521   9.01%       160,873   8.32%             -
  Service Organizations                      1,711   6.45%         1,803   6.50%         1,833   4.62%             -

     Total restructured loans              209,361   9.22%       184,978   9.12%       165,373   8.44%             -

       Total loans                       7,946,318   6.85%     6,952,720   7.01%     6,109,218   5.87%     5,611,539
Less:  Allowance for loan and guarantee
	  losses                           218,047               205,596               188,196                     -

       Net loans                        $7,728,271            $6,747,124              $5,921,022          $5,611,539


(A) The interest rates in effect at August 1, 1996, for loans to electric members were 7.60% for long-term loans with a seven-year fixed rate term, 6.20% on variable rate long-term loans and 6.35% on intermediate- and short-term loans. The rates in effect at August 1, 1996, on loans to telecommunication organizations were 8.25% for long-term loans with a seven-year fixed rate term, 6.30% on long-term variable rate loans, 6.55% on intermediate-term loans and 6.90% on short-term loans.The rates in effect at August 1, 1996, on loans to associate members were 8.15% for long-term loans with a seven-year fixed rate term loans, 6.20% on long-term variable rate loans and 6.35% on short-term loans.

(B) Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which loan contracts have been executed, but funds have not been advanced. Long-term unadvanced loan commitments that do not have an interest rate associated with the commitment have been listed as variable rate commitments. Rates, fixed or variable, will be set at the time of advance, on the amount of the advance.

(C) Includes $198.3 million and $30.4 million of unsecured loans at May 31, 1996 and 1995.

(D) During calendar year 1997, $131.5 million of such outstanding fixed rate loans, which currently have a weighted average interest rate of 9.07% per annum, will become subject to rate adjustment. During the first quarter of calendar year 1996, long-term fixed rate loans totaling $46.6 million had their interest rates adjusted. These loans will be eligible to read just their interest rate again during the first quarter of calendar year 1997 to the lowest long-term fixed rate offered during 1996 for the term selected. At January 1 and May 31, 1996, the seven-year long-term fixed rate was 6.65% and 7.65%, respectively.

(E) CFC had loans outstanding to NCSC in each of the periods shown. Long-term fixed rate loans outstanding to NCSC as of May 31, 1996, 1995 and 1994, were $31.8 million, $48.5 million and $47.8 million, respectively. In addition, as of May 31, 1996, 1995 and 1994, CFC had unadvanced long-term loan commitments to NCSC in the amounts of $15.4 million, $12.3 million and $14.7 million, respectively.

(F) Includes $84.6 million, $41.4 million and $3.5 million of unsecured loans at May 31, 1996, 1995 and 1994.

(G) Includes $92.7 million, $30.9 million and $18.2 million of secured loans at May 31, 1996, 1995 and 1994.

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

		   INTEREST RATES EARNED ON LOANS

						1996     1995     1994

Long-term fixed rate                            7.92%    8.63%    8.63%
Long-term variable rate                         6.30%    5.90%    4.08%
Telecommunication organizations                 6.86%    6.70%    5.58%
Refinancing loans guaranteed by RUS             6.75%    6.07%    4.01%
Intermediate-term                               6.57%    6.19%    4.41%
Short-term                                      6.49%    6.29%    4.38%
Associate members                               6.46%    5.40%    4.21%
Nonperforming                                   0.25%    1.56%    1.19%
Restructured                                    1.49%    1.92%    2.33%
	All loans                               6.77%    6.72%    5.66%

At May 31, 1996, CFC's ten largest exposures, which were all power supply members, had outstanding loans from CFC totaling $763.1 million (excluding $368.0 million of loans guaranteed by RUS), which represented approximately 9.6% of CFC's total loans outstanding. As of May 31, 1996, outstanding CFC guarantees for these same ten borrowers totaled $1,528.3 million which represented 67.5% of CFC's total guarantees outstanding, including guarantees of the maximum amounts of lease obligations at such date. On that date, no member had outstanding loans and guarantees in excess of 10% of the aggregate amount of CFC's outstanding loans and guarantees; however, one of the ten largest borrowers, Deseret Generation & Transmission Co-operative ("Deseret"), was in financial difficulty (see Note 10 to Combined Financial Statements).
At May 31, 1996, loans outstanding to Deseret (excluding loans guaranteed by RUS) accounted for 2.0% of total loans outstanding and guarantees outstanding to Deseret accounted for 13.4% of total guarantees outstanding. Total loans and guarantees outstanding to Deseret equaled 27.2% of total Members' Equity, Members' Subordinated Certificates and the allowance for loan and guarantee losses.

Set forth below is a table showing CFC's guarantees as of the dates indicated. Substantially all guarantees have been provided on behalf of power supply members.

						       May 31,
					1996            1995           1994
					    (Dollar Amounts In Thousands)
Long-term tax-exempt bonds          $1,317,655*     $1,496,930*    $1,494,200*
Debt portions of leveraged
 lease transactions                    432,516         568,662        646,472
Indemnifications of tax benefit
  transfers                            363,702         389,755        414,512
Other guarantees                       135,567         119,575        100,643
	   Total                    $2,249,440      $2,574,922     $2,655,827

* Includes $1,168.9 million, $1,200.1 million and $1,214.6 million at May 31, 1996, 1995 and 1994, respectively, of adjustable rate pollution control bonds which can be tendered for purchase at specified times at the option of the holders (in the case of $370.1 million, $376.7 million, and $382.9 million of such bonds outstanding at May 31, 1996, 1995 and 1994, respectively, at any time on seven days' notice, in the case of $248.8 million, $254.5 million and $289.5 million outstanding at May 31, 1996, 1995 and 1994, respectively, at any time on a minimum of one day's notice and in the case of the remainder on a five-week or semiannual basis). CFC has agreed to purchase any such bonds that cannot be remarketed. Since the inception of the program CFC has not been required to purchase any such bonds.

Loan Contingencies

CFC maintains a loan and guarantee loss allowance to cover losses that may be incurred in the course of lending or extending credit enhancements. The allowance is periodically evaluated by management with the Board of Directors.


CFC classifies a loan as nonperforming if interest or principal payments are contractually past due 90 days or more, repayment in accordance with the original terms is not expected due to court order or ultimate repayment is otherwise not expected. Loans in which the original terms have been modified as a result of a borrower's financial difficulties are classified as restructured. Interest income on nonperforming loans is recognized on a cash basis as long as CFC believes the collateral value supports the out-standing principal balance.

Loan and Guarantee Policies

Long-Term Loans to Utility Members

Under new lending criteria, established in early 1994, distribution systems must generally achieve an Average Modified DSC (as described herein) of 1.35. The new DSC (also called the "Modified DSC" or "MDSC") calculation is the ratio of (x) operating margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization expense plus Non-operating Margins-Interest plus cash received in respect of generation and transmission and other capital credits to (y) long-term debt service obligations. Distribution systems will also be required to have achieved a 20% ratio of equity to total assets at the end of the preceding calendar year (the "Equity" test) to be eligible collateral for pledging under the 1994 Collateral Trust Bond Indenture. The average MDSC is computed using the average of the best two of three calendar years' ratios preceding the date of determination. The borrower is required to maintain these ratios at or above the minimum loan eligibility requirements as long as there is a balance outstanding on the loan.

Under present RUS policy, a system which meets the RUS concurrent mortgage requirement for Average TIER and Average DSC (as described herein) of 1.50 and 1.25, respectively, will generally be required to borrow a portion of its financial requirements from a supplemental lender. TIER is the ratio of (x) margins and patronage capital as defined under "The Rural Electric Systems---Financial Information" plus interest on long-term debt (including all interest charged to construction) to (y) interest on long-term debt (including all interest charged to construction). DSC is the ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization expense to (y) long-term debt service obligations. In applying the tests, obligations under contracts providing for payment whether or not the purchaser in fact receives electric power from the seller, guarantees and other contingent obligations are not considered debt, nor is interest on the proposed CFC loan given effect. In determining the eligibility of a member for a long-term loan, each of the above ratios is averaged for the best two of three calendar years preceding the date of determination, resulting in the "Average TIER" and "Average DSC". The extent of the supplemental loan required generally reflects the revenue productivity of the borrower's investment in plant, as measured by the ratio of its investment in plant to its operating revenues (the "plant-revenue ratio"). RUS regulations, however, permit borrowers which meet certain rate disparity, consumer income or extremely high rate tests to qualify for 100% RUS loans. Further, the Administrator of RUS has the authority to approve 100% RUS loans according to new qualifications established in 1993, or at his/her discretion on a case-by-case basis.

It is anticipated that many CFC loans to distribution systems will continue to be made in conjunction with loans by RUS. However, in addition to making concurrent loans, CFC's loan policy permits it to make 100% loans to member systems which meet the applicable borrowing requirements. As of May 31, 1996, CFC had a total of $1,586.6 million in long-term loans committed and out-standing to 73 Utility Members which did not have long-term RUS loans out-standing. These systems have either prepaid their RUS loans or have never incurred any RUS debt.

Under CFC policy, a member power supply system having Average TIER and Average DSC of at least 1.0 in each case is eligible for a long-term loan from CFC. Loans have been made both for additions to or acquisition of existing power supply facilities and in connection with the construction of new power supply projects. Loans have also been made in connection with the termination costs associated with certain plant construction for canceled power supply projects. However, most loans to CFC member power supply systems for new generating plants and transmission facilities have been made by other lenders (principally the FFB, which has typically offered rates lower than CFC's) under repayment guarantees from RUS, with RUS's rights as guarantor secured by a mortgage on the system's properties.

Under the RUS mortgage, distribution borrowers are required to design their rates to cover all operating expenses, including all payments in respect of principal and interest on notes when due, provide and maintain reasonable working capital and to maintain a TIER of not less than 1.5 and a DSC of not less than 1.25.

CFC has made and may continue to approve long-term secured loans to borrowers which fall below CFC's loan eligibility requirements. Such loans are made on a case-by-case basis, based upon the submission by the borrower of, among other things, a long-range financial forecast which indicates that the borrower will, in future years, meet the applicable borrowing requirements. During the past five years, such loans accounted for 8.5% of the total dollar amount of loans approved. While certain borrowers may not meet the eligibility requirements at the time of loan approval, such borrowers may meet the eligibility requirements by the time the loan is fully advanced or CFC is providing financings to other such borrowers who are restructuring RUS debt obligations and thus will potentially be competitive with other utilities.

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

Long-term fixed rate loans provide for a fixed interest rate for periods of one to 30 years. Upon expiration of the interest rate period, the borrower may select another fixed rate term of one to 30 years (but not beyond the maturity of the loan) or in certain instances may repay the loan or convert to another interest rate program.

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

CFC also makes long-term loans with variable interest rates. Such loans are funded primarily from available variable rate sources, and the rate is adjusted monthly to reflect CFC's cost of capital raised to fund these loans plus increments estimated to cover general and administrative expenses, a provision for loan and guarantee losses and the maintenance of a reasonable margin.

A borrower may convert a long-term loan from the variable rate to a fixed rate at any time with no fee. Some fixed rate loans may be converted to variable rate loans at any time, subject to the payment of a conversion fee and in certain cases, borrower's regulatory approval.

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

Short-Term Loans to Utility Members

CFC makes short-term line of credit loans to its member distribution systems in amounts based on the system's monthly operation and maintenance expenses and prior year's additions to plant. Power supply systems are eligible for lines of credit in amounts up to a maximum of $50 million, based on the system's quarterly operation and maintenance expenses. Loans made to distribution and power supply systems under such lines of credit are generally unsecured; are for terms agreed to by the system and CFC and may be prepaid without premium and reborrowed in whole or in part during such term. Short-term loans with terms greater than 12 months are required to be paid down to a zero balance for five consecutive business days during each 12-month period.


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

Security for RTFC long-term loans made to RUS borrowers generally consists of a first mortgage lien on the assets and revenues of the system on a pari passu basis with RUS. Security from non-RUS borrowers is considered on a case-by-case basis but generally a loan will not exceed 80% of the estimated initial value of the collateral. Long-term loans are made to RTFC borrowers for terms generally up to 15 years and amortized quarterly over the life of the loan. Borrowers with long-term loans approved after May 31, 1995 or with approved long-term loans that had not been advanced by May 31, 1995 will be required to purchase Subordinated Certificates from RTFC in amounts equal to 5% of the loan amount. Prior to May 31, 1995, borrowers were required to purchase Subordinated Certificates in amounts equal to 5% or 10% of the long-term loan amount, depending on the borrower classification.

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

RTFC also provides short-term financing to telecommunication systems for periods up to 60 months. These short-term loans are typically in the form of a revolving line of credit which requires the borrower to pay off the balance for five consecutive business days at least once during each 12-month period. These loans are provided on an unsecured basis and are used primarily for normal cash management. Lines of credit are available to tele-communication systems generally in amounts not to exceed the greater of five percent of total assets or 25% of equity in excess of 35% of total assets. Borrowers are not required to purchase Subordinated Certificates in RTFC as a condition to receiving a line of credit.

Interim financing lines of credit are also made available to RTFC members which have an RUS and/or Rural Telephone Bank ("RTB") loan pending and have received approval from RUS to obtain interim financing. These loans are for terms up to 24 months and must be retired with advances from the RUS/RTB long-term loans.

RTFC interest rates on all loans are set to cover the cost of funds, plus an increment estimated to cover general and administrative expenses, a provision for loan losses and the maintenance of a reasonable margin.

RTFC obtains funding for its loans through back-to-back borrowing from CFC, which in turn has a security interest in all RTFC's loans.

Loans to Associate Members

CFC also makes loans to Associate Members, which are non-profit or cooperative organizations owned, controlled or operated by a CFC Class A, B or C Member or by CFC (sponsor) and engaged primarily in furnishing nonelectric services within the sponsor's service area. Long-term loans are available to Associate Members for periods of one to 35 years and are secured by the assets financed or by a guarantee from a Utility Member, or both. The rate on these loans, to the extent funding sources are available, may be fixed for the full term of the loan or for a predetermined period. Alternatively, the borrower may elect a variable rate which is adjusted monthly (and may be adjusted semi-monthly). Associate Members with long-term loans approved after May 31, 1995 or with approved long-term loans that had not been advanced by May 31, 1995 will be required to purchase a Subordinated Certificate equal to 5% of the loan amount. Prior to May 31, 1995, an Associate Member was required to purchase a Subordinated Certificate equal to 10% of the long-term loan amount. CFC also provides short-term loans to Associate Members for periods of up to 60 months. The short-term loans are generally revolving lines of credit which may require the borrower to pay off the balance for five consecutive business days during each 12-month period. Borrowers are not required to purchase a Subordinated Certificate as a condition to receiving a short-term loan. Short-term interest rates are set monthly (and may be adjusted semimonthly). These loans are generally unsecured but are guaranteed by operating Utility Members of CFC.

Associate Member interest rates are set to cover the cost of funds plus an increment estimated to cover general and administrative expenses, a provision for loan losses and a reasonable margin.

RUS Guaranteed Loans

In connection with legislation which allowed certain systems to prepay existing borrowings from The FFB without prepayment penalties or fees, CFC established a program under which it made long-term loans to members for the purpose of prepaying these loans. Each note evidencing such a loan was issued to a trust which in turn issued certificates evidencing its ownership to CFC. The principal and interest payments on these notes are 100% guaranteed by RUS. Under RUS regulations, the note rate may not exceed the rate borne by the system's prepaid borrowings from the FFB adjusted to reflect savings accrued since prepayment of the note compared with the rate on the prepaid borrowing. The systems are required to pay service fees to CFC in connection with these transactions. Most of these loans that have not been sold in public offerings have been transferred to GFC ($411.4 million of the $416.6 million outstanding at May 31, 1996.)
In addition, CFC services $679.3 million of these loans, held by the trustee, which have been sold in public offerings.

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

In the event of a default by a system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantee and the bond issue will not be accelerated so long as CFC performs under its guarantee. The system is required to repay, on demand, any amount advanced by CFC pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all the system's assets, but CFC may not exercise remedies there-under for up to two years following default. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

In connection with these transactions, the systems generally must purchase unsecured Subordinated Certificates from CFC in an amount up to 12% of the principal amount guaranteed and maturing at the final maturity of the related debt (but not less than 20 years). These certificates generally bear interest at the greater of the 34-year FFB interest rate, the interest rate on the longest maturity of the debt being guaranteed or 90% of the rate on the loan from CFC used to purchase the certificate. In addition, if a debt service reserve fund is created by CFC to secure the debt being issued, the system must buy an additional Subordinated Certificate, maturing at the time of the final maturity of the debt, in the amount of such reserve. No interest is paid on such certificate, but any earnings from investments held by the trustee of such debt service reserve funds will be credited against the system's debt service obligations. The system is also required to pay to CFC initial and/or on-going servicing fees in connection with these transactions.

Certain guaranteed long-term debt bears interest at variable rates which are adjusted at intervals of one to 270 days, weekly, each five weeks or semi-annually to a level expected to permit their resale or auction at par. At the option of the member on whose behalf it is issued and provided funding sources are available, rates on such debt may be fixed until maturity. Holders have the right to tender the debt for purchase at par when it bears interest at a variable rate and CFC has committed to purchase debt so tendered if it cannot otherwise be remarketed. If CFC held the securities, the cooperative would pay interest to CFC at its intermediate-term loan rate.

Guarantees of Lease Transactions

CFC has a program of lending to or guaranteeing debt issued by NCSC in connection with leveraged lease transactions. In such transactions, NCSC has lent money to an industrial or financial company (a "Lessor") for the purchase of a power plant (or an undivided interest therein) or utility equipment which was then leased to a CFC member ("the Lessee") under a lease requiring the Lessee to pay amounts sufficient to permit the Lessor to service the loan.
The loans were made on a non-recourse basis to the Lessor but were secured by the property leased and the owner's rights as Lessor. NCSC borrowed the funds it lent either under a CFC guarantee or on an interim basis directly from CFC and purchased from CFC a Subordinated Certificate in an amount up to 12% of the amount CFC guaranteed or lent. The Subordinated Certificates generally bear interest at a rate equal to the FFB rate for 34-year loans or 90% of CFC's loan rate and are repaid proportionally as the amount guaranteed decreases. NCSC is also obligated to pay administrative and/or guarantee fees to CFC in connection with these transactions. Such fees are reimbursed to NCSC by the Lessee in each transaction.

Guarantees of Tax Benefit Transfers

CFC has also guaranteed members' obligations to indemnify against loss of tax benefits in certain tax benefit transfers that occurred in 1981 and 1982. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured on a pari passu basis with RUS by a first lien on substantially all the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law in 1982, no further guarantees of this nature have occurred since 1982 and no more are anticipated. In connection with these transactions, the members purchased from CFC an un-secured Subordinated Certificate in an amount up to 12% of the amount guaranteed.

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

CFC Financing Factors

Funding for the Company's loan programs is derived from Members' Equity (net margins, retained as allocated but unreturned patronage capital), from the issuance of its Subordinated Certificates to members (see Note 3 to Combined Financial Statements), Collateral Trust Bonds, Medium-Term Notes, Commercial Paper and Bank Bid Notes. CFC's ability to obtain short- and long-term funds from external sources as needed depends on such factors as its credit ratings and reputation in the investment community, its financial condition and that of its members, the depth and liquidity of the markets in which it partici-pates, market factors outside of its control, its ability to conduct its operations to meet or exceed the financial standards of performance expected by investment markets and credit rating agencies and the continued support of its members.

Each year CFC allocates its net margins (operating margin plus nonoperating income) among its borrowers in proportion to interest earned by CFC from such borrowers within various loan pools. These allocations are evidenced by Patronage Capital Certificates which bear no interest or dividends and have no stated maturity. These amounts are available for use in CFC's operations pending their retirement.

As a condition of membership, CFC members have subscribed to Capital Term Certificates, which like CFC's other Subordinated Certificates are unsecured subordinated obligations of CFC. They generally mature 100 years after issuance and bear interest at the rate of 5% per annum. The purchase of Subordinated Certificates may also be required as a condition of each long-term loan and certain intermediate-term loans made by CFC to its members (Subordinated Certificates issued in connection with loans made prior to June 1, 1983, earn 3% annually, and Subordinated Certificates for loans approved on or after that date are noninterest-bearing). Subordinated Certificates, bearing interest at various rates, are also required to be purchased in connection with CFC guarantees of member debt. The maturity of Subordinated Certificates purchased in connection with loans and guarantees generally coincides with the maturity of the related loan or guaranteed debt. Membership certificates and loan and guarantee certificates represented 53% and 47%, respectively, of total Subordinated Certificates outstanding at May 31, 1996.

To fund a portion of its long-term fixed rate loan program, CFC issues inter-mediate- and long-term senior secured Collateral Trust Bonds and senior unsecured Medium-Term Notes with differing maturities, interest rates and redemption provisions. The Collateral Trust Bonds are secured by pledges of eligible mortgage notes with a principal amount at least equal to the total amount of bonds outstanding. If certain minimum eligibility ratios are not maintained, the mortgage notes affected must be replaced with other eligible collateral. In addition, variable rate funding supported by an equal amount of interest rate exchange agreements is used to fund long-term fixed rate loans (see Note 5 to Combined Financial Statements).

The Company issues Commercial Paper through dealers and directly to members and other eligible nonmember investors to provide funds for short-, intermediate- and long-term variable rate loans to members, including RUS guaranteed loans, and temporarily to fund long-term fixed rate loans to members prior to funding with long-term debt. Commercial Paper could also be used to fund purchases of tax-exempt securities which CFC may be obligated to purchase pursuant to its commitment to act as standby purchaser. In addition, CFC may issue Commercial Paper in excess of its own funding needs in order to provide its members an investment vehicle for their excess funds; CFC uses the proceeds from such issuances to purchase short-term obligations of other issuers. Commercial Paper outstanding at May 31, 1996, 1995 and 1994, net of discount related to the issuance of dealer Commercial Paper, was approximately $4,718.1 million, $3,892.6 million, and $3,429.0 million, respectively. The outstanding Commercial Paper at May 31, 1996, 1995 and 1994 had average maturities of 35 days, 68 days and 36 days, respectively. The amount of such outstanding Commercial Paper sold directly by CFC to its members and eligible nonmembers as a percentage of total outstanding Commercial Paper was 26% as of May 31, 1996 versus 29% at May 31, 1995.

CFC also issues short-term Bank Bid Notes to fund its variable rate loans. These bid notes are unsecured loan obligations. Bid note facilities are un-committed lines of credit for which CFC does not pay a fee. The amount of Bank Bid Notes outstanding as of May 31, 1996, 1995 and 1994 was $183.5 million, $350.0 million, and $209.0 million, respectively.

As of May 31, 1996, CFC had three revolving credit agreements totaling $5,050.0 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, CFC's guaranteed commercial paper issued by NCSC and the adjustable or floating/fixed rate put bonds which CFC guarantees, and to which it is standby purchasers for the benefit of its members.

Two of these credit agreements, which total a combined $4,550.0 million, were executed with 60 banks, with J.P. Morgan Securities, Inc. and The Bank of Nova Scotia as Co-Syndication Agents and Morgan Guaranty Trust Company of New York as Administrative Agent. Under these agreements, CFC can borrow up to $2,730.0 million until February 28, 2000 (the "five-year facility"), and $1,820.0 million until February 25, 1997 (the "364-day facility"). Any amounts outstanding under these facilities will be due on the respective maturity dates. A third revolving credit agreement for $500.0 million was executed on April 30, 1996 with ten banks, including the Bank of Nova Scotia as Administrative and Syndication Agent (the "BNS facility"). This agreement has a 364-day revolving credit period which terminates April 29, 1997 during which CFC can borrow, and such borrowings, may be converted to a 1-year term loan at the end of the revolving credit period.

In connection with the five-year facility, CFC pays a per annum facility fee of .10 of 1% and per annum commitment fee of .025 of 1%. The per annum facility fee for both agreements with a 364-day maturity is .08 of 1% and there is no commitment fee at CFC's current credit rating level. If CFC's long-term ratings decline, these fees may be increased by no more then .1250 of 1%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

The revolving credit agreements require CFC among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,346.3 million as of May 31, 1996, an increase of $1.3 million compared to the $1,345.0 million required at May 31, 1995. Each year, the required amount of Members' Equity and Members' Certificates is increased by 90% of net margins not distributed to members. CFC is also required to maintainan average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated debt and restrict, with certain exceptions, the creation by CFC of liens on its assets and contain certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination date. As of May 31, 1996 CFC was in compliance with all covenants and conditions.

As of May 31, 1996 there were no borrowings outstanding under the revolving credit agreements. On the basis of the five-year facility, at May 31, 1996, CFC classified $2,730.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,730.0 million of notes payable outstanding during the next 12 months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions therein.

Interest rates charged on loans by CFC include the cost of funds incurred by CFC plus increments estimated to cover general and administrative expenses, a provision for loan and guarantee losses and to provide margins in amounts considered by CFC to be consistent with sound financial practice. While interest rates are set to cover estimated costs and to provide reasonable margins, CFC does not always match the maturity of its borrowings to those of its loans. CFC generally finances its long-term loans to members through borrowings having shorter maturities than the loans; however, CFC generally finances its fixed rate loans with funds whose maturities generally coincide with, or exceed, the rate adjustment cycle of the loan.

Set forth below is a table showing CFC's outstanding borrowings and the weighted average interest rates thereon as of the dates shown:


						 Amounts Outstanding at May 31,
(Dollar Amounts In Thousands)                                  1996                 1995                1994
Long- and intermediate-term debt: (A)
   9.50% Series T Collateral Trust Bonds, Due 1997 (B)(1)    150,000             150,000              150,000
   8.50% Series U Collateral Trust Bonds, Due 1998(1)        149,800             149,800              149,800
   7.40% Series A Collateral Trust Bonds, Due 2007  (C)(1)         -                   -                2,819
   Floating Rate Series E-2 Collateral Trust Bonds,
      Due 2010(1)                                              2,178               2,189                2,253
   9.00% Series O Collateral Trust Bonds, Due 2016(C)(1)           -              82,289               87,400
   9.00% Series V Collateral Trust Bonds, Due 2021(1)        150,000             150,000              150,000
   Floating Rate Series 1994A Collateral Trust Bonds,
      Due 1996(B)(2)                                         150,000             150,000
  6.45% Collateral Trust Bonds, Due 2001(2)                  100,000                   -                    -
  6.50% Collateral Trust Bonds, Due 2002(2)                  100,000                   -                    -
  5.95% Collateral Trust Bonds, Due 2003(2)                  100,000                   -                    -
  6.65% Collateral Trust Bonds, Due 2005(2)                   50,000                   -                    -
  7.20% Collateral Trust Bonds, Due 2015(2)                   50,000                   -                    -
   Medium-Term Notes and weighted
      average interest rates                                 604,252  (6.68%)    573,637   (7.23%)    472,208   (6.99%)
	 Total long- and intermediate-term
	 debt and weighted average interest
	 rates (D) (E)                                     1,606,230  (7.20%)  1,257,915   (7.90%)  1,014,480   (8.06%)
   Members' Subordinated Certificates,
      including advance payments and
      weighted average interest rates (F)                  1,073,924  (4.29%)  1,096,466   (4.36%)   1,086,529  (4.46%)
	 Total long- and intermediate-term
	 debt and Members' Subordinated
	 Certificates and weighted average
	 interest rates                                   $2,680,154  (6.03%) $2,354,381   (6.25%)  $2,101,009  (6.20%)
   Short-term debt(G) and weighted
      average interest rates(H)                           $4,901,570  (5.41%) $4,242,570   (6.11%)  $3,637,975  (4.23%)
      Total debt and weighted average
	 interest rates at May 31                         $7,581,724  (5.63%) $6,596,951   (6.16%)  $5,738,984  (4.95%)

_________
(1)  Collateral Trust Bonds issued under the 1972 Indenture.
(2)  Collateral Trust Bonds issued under the 1994 Indenture.

(A) Net of $0.2 million, $1.1 million and $0.2 million principal amount of bonds held in treasury at May 31, 1996, 1995 and 1994, respectively, all of which was purchased in connection with CFC's deferred compensation program.
(B) Collateral Trust Bonds maturing during fiscal year 1997 have been reclassified to short-term debt in the balance sheet.
(C)  The Series O Collateral Trust Bonds were called on March 16, 1996.
     The Series A Collateral Trust Bonds were called on December 1, 1994, at par.
(D) Excludes $2,730.0 million, $2,430.0 million, and $2,030.0 million of Commercial Paper classified as long-term debt as of May 31, 1996, 1995 and 1994, respectively (see Note 4 to Combined Financial Statements).
(E) Total long- and intermediate-term debt includes $639.0 million which will be due or is expected to be redeemed during fiscal year 1997.
(F) Excluding $102.5 million, $114.1 million and $107.1 million of Debt Service Reserve Certificates and $31.4 million, $24.3 million and $29.3 million of subscribed but unissued Subordinated Certificates as of May 31, 1996, 1995 and 1994, respectively, since such funds are not generally available for investing in earning assets.
(G) Net of discount; includes $2,730.0 million, $2,430.0 million and $2,030.0 million of Commercial Paper classified as long-term debt as of May 31, 1996, 1995 and 1994, respectively. Includes $183.5 million, $350.0 million, and $209.0 million of Bank Bid Notes at May 31,
     1996, 1995 and 1994, respectively (see Note 4 to Combined Financial Statements).

(H) Average interest rates are weighted on the basis of amounts of out-standing borrowings without adjustment for bank credit compensation arrangements for short-term borrowings and without adjustment for Collateral Trust Bonds due within one year and reclassified as notes payable.

Set forth below are the weighted average costs incurred by CFC on its short-term borrowings (Commercial Paper and Bank Bid Notes) and on its long-term borrowings (Collateral Trust Bonds, Medium-Term Notes and interest rate swaps) for the period shown.


																			      Years Ended May 31,
						     1996    1995    1994

Short-term borrowings                                5.83%   5.59%   3.67%
Long-term borrowings                                 7.99%   8.15%   8.63%
  Total short- and long-term borrowings              6.33%   6.15%   5.14%

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

Other Sources of Loans to CFC Members

In addition to CFC, there are other lending sources which supplement RUS financing. At May 31, 1996, CFC had long-term mortgage loans committed or outstanding to distribution systems totaling approximately $5,974.1 million, and to CFC's knowledge other lenders, excluding RUS, had loans, at May 31, 1996, totaling approximately $840.6 million. At May 31, 1996, CFC had committed or outstanding long-term mortgage loans for power supply projects totaling approximately $1,494.5 million, of which $416.6 million was fully guaranteed by RUS, and to CFC's knowledge other lenders, excluding RUS and FFB, had such loans committed or outstanding for power supply projects in a total amount of approximately $3,022.1 million.

Employees

At May 31, 1996, CFC had 148 employees, including engineering, financial and legal personnel, management specialists, credit analysts, accountants and support staff. CFC believes that its relations with its employees are good.

		   THE RURAL ELECTRIC AND TELEPHONE SYSTEMS

General

CFC's 903 rural electric Utility Members as of May 31, 1996, were drawn from the approximately 915 (at December 31, 1994) rural electric utility systems (the "systems") which were eligible for RUS loans. A large proportion of the eligible systems are members of CFC and information regarding these systems is available in the Annual Statistical Reports of RUS (the "RUS Reports"), therefore commentary in this section is based on information about the systems generally, rather than CFC members alone (see Note on page 19). However, the Composite Financial Statements on pages 20 to 24 relate only to CFC Utility Members. At December 31, 1994 and for the year then ended, CFC's members accounted for approximately 98% of the total utility plant, 94% of the total equity, 97% of the net margins and 93% of the total number of systems covered by RUS Reports, and CFC believes that its members are representative of the systems as a whole.

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

The RUS Program

Since the enactment of the Rural Electrification Act in 1936 (the "Act"), RUS has financed the construction of electric generating plants, transmission facilities and distribution systems in order to provide electricity to persons in rural areas who were without central station service. Principally through the organization of systems under the RUS loan program in 46 states and U.S. territories, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11% in 1934 to almost 99% currently. Rural electric systems serve 11% of all consumers of electricity in the United States and its territories. They account for approximately 8% of total sales of electricity and about 7% of energy generation and generating capacity.

In 1949, the Act was amended to allow RUS to lend for the purpose of furnishing and improving rural telephone service. At December 31, 1994, 695 of RUS's 919 telephone borrowers provided service to 4.4 million sub-scribers throughout the United States and its territories (reporting information was not available for the remaining 224 borrowers).

The Act provides for RUS to make insured loans and to provide other forms of financial assistance to borrowers. RUS is authorized to make direct loans, at below market rates, to systems which are eligible to borrow from it. RUS is also authorized to guarantee loans which have been used mainly to provide financing for construction of Bulk Power Supply Projects. Guaranteed loans bear interest at a rate agreed upon by the borrower and the lender (which generally has been the FFB). For telephone borrowers, RUS also provides financing through the RTB. The RTB is a government corporation providing financing at rates reflecting its cost of capital. RUS exercises a high degree of financial and technical supervision over borrowers' operations.
Its loans and guarantees are generally secured by a mortgage on substantially all of the system's property and revenues.

For fiscal year 1996 (which ends on September 30, 1996), RUS will approve $635.1 million in electric insured loans, of which $90.5 million are at a 5% interest rate and $544.6 million are at municipal bond equivalent rates. In addition, RUS is authorized to approve $300 million in loan guarantees during fiscal year 1996. For fiscal year 1997, both the House and Senate Agriculture Appropriation Committees have approved RUS electric insured loan levels of $650 million, of which $125 million would be at the 5% rate, and $525 million would be at municipal rates. An additional $300 million would be available in loan guarantees. This legislation is proceeding through the normal appropriations process. Because the levels approved by the House and Senate are identical, it is anticipated that these will also be the final levels approved by the Congress.

Legislation enacted in 1994 allows RUS electric borrowers to prepay their loans to RUS at a discount based on the government's cost of funds at the time of prepayment. If a borrower chooses to prepay its notes, it becomes ineligible for future RUS loans for a period of ten years, but remains eligible for RUS loan guarantees. As of July 31, 1996, 77 borrowers had either fully prepaid or partially prepaid their RUS notes, under these provisions, in the total amount of $1,177.9 million. A total of 59 of these borrowers have selected CFC to refinance a total of $1,005.8 million of this amount.

Distribution Systems

Distribution systems are local utilities distributing electric power, generally purchased from wholesale sources, to consumers in their service areas. Virtually all are locally-managed cooperative, non-profit associations, and most have been in operation for at least 40 years. At December 31, 1994, the approximate number of consumers served by RUS electric borrowers was 12.2 million, representing an estimated 32.0 million ultimate users. Aggregate operating revenues of the distribution systems from sales of electric energy for the year ended December 31, 1994, totaled $16.5 billion, of which 64% was derived from the sales of electricity to resi-dential consumers (farm and non-farm), 30% from such sales to commercial and industrial consumers and the remainder from sales to various other consumers.


The composite TIER of CFC member distribution systems increased from 2.54 in 1993 to 3.16 in 1994. The composite DSC ratio decreased from 2.44 in 1993 to
2.26 in 1994. The composite MDSC ratio decreased from 2.21 in 1993 to 2.09 in 1994. Composite equity as a percent of total assets for member distri-bution systems increased from 40.83% at December 31, 1993 to 41.53% at December 31, 1994.

Wholesale power supply contracts ordinarily guarantee neither an uninterrupted supply nor a constant cost of power. Contracts with RUS-financed power supply systems (which generally require the distribution system to purchase all its power requirements from the power supply system) provide for rate increases to pass along increases in sellers' costs. The wholesale power contracts permit the power supply system, subject to approval by RUS and, in certain circumstances, regulatory agencies, to establish rates to its members so as to produce revenues sufficient, with revenues from all other sources, to meet the costs of operation and maintenance (including, without limitation, replace-ments, insurance, taxes and administrative and general overhead expenses) of all generating, transmission and related facilities, to pay the cost of any power and energy purchased for resale, to pay the costs of generation and transmission, to make all payments on account of all indebtedness and leases of the power supply system and to provide for the establishment and maintenance of reasonable reserves. The rates under the wholesale power contracts are required to be reviewed by the Board of Directors of the power supply system at least annually.

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

Power Supply Systems

Power supply systems are utilities which purchase or generate electric power and provide it wholesale to distribution systems for delivery to the ultimate retail consumer. Of the 63 operating power supply systems financed in whole or in part by RUS or CFC at December 31, 1995, 62 were cooperatives owned directly or indirectly by groups of distribution systems and one was govern-ment owned. Of this number, 39 had generating capacity of at least 100 megawatts, and nine had no generating capacity. Seven of the nine systems with no generating capacity operated transmission lines to supply certain distribution systems, and one is currently building its first transmission facilities. Certain other power supply systems had been formed but did not yet own generating or transmission facilities. At December 31, 1995, the 55 power supply systems reporting to RUS owned interests in 145 generating plants representing generating capacity of approximately 29,597 megawatts, or approximately 4.3% of the nation's estimated electric generating capacity, and served 716 RUS distribution system borrowers (representing an average for the year of approximately 8.5 million consumers). Certain of the power supply systems which own generating plants lease these facilities to others and purchase their power requirements from the lessee-operators. Of the power supply systems' total generating capacity in place as of December 31, 1995, steam plants accounted for 94.2% (including nuclear capacity representing approximately 10.1% of such total generating capacity), internal combustion plants accounted for 5.5% and hydroelectric plants accounted for 0.3%. RUS loans and loan guarantees as of December 31, 1995, have provided funds for the installation of over 34,031 megawatts (including nuclear capacity of approximately 3,806 megawatts, or 11.2% of the total) of which 1,279 megawatts or 3.8% of the total have officially been canceled.

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

Telephone Systems

As of December 31, 1994 (complete data at December 31, 1995 was not yet available), there were 919 telephone systems that were RUS borrowers, (RUS had collected financial data on 695). The 695 telephone systems included 199 cooperative not-for-profit organizations and 496 commercial for-profit organizations. These organizations provided telephone service to approximately 4.4 million consumers and owned approximately 725,430 miles of telephone lines. Total assets at December 31, 1994 were $10.8 billion, with a composite TIER of 4.49 and composite equity ratio of 46.8%. The tele-phone systems operate in all fifty states and seven U.S. territories.

The RTB was created by a 1971 amendment to the Act to serve as a source of supplemental financing for rural telephone systems. To initially capitalize the RTB, between 1971 and 1991 the government purchased $592 million in Class A stock of the RTB. RTB borrowers, who are required to purchase class B stock in an amount equal to five percent of the amount of each loan, have, as of June 30, 1995, invested $524 million. In addition, borrowers and other eligible entities have purchased $112 million in Class C stock of the RTB.

The Act provides that the RTB is to redeem and retire the government's Class
A stock as soon as practicable after September 30, 1995, but not to the extent that the bank's board determines that such retirement would impair the operation of the RTB. The minimum amount of Class A stock to be retired each year after September 30, 1995 is the amount of the Class B stock that is issued during that year. Language in the United States Government Fiscal Year 1996 House Agriculture Appropriation limits the amount of Class A stock that can be redeemed in fiscal year 1996 to five percent of the amount of Class A stock outstanding. Similar language is expected to be included in the fiscal year 1997 Appropriations Bill.

Regulation and Competition

The degree of regulation of rural electric systems by state authorities varies from state to state. The retail rates of rural electric systems are regulated in 16 states (in which there are 250 systems). Distribution systems in these states account for 35% of the total operating revenues and patronage capital of all distribution systems nationwide. State agencies, principally public utility commissions, of 19 states regulate those states' 289 systems as to the issuance of long-term debt securities. In five states (in which there are 52 systems) state agencies regulate, to varying degrees, the issuance of short-term debt securities. Since 1967, the Federal Power Commission and its successor, the Federal Energy Regulatory Commission ("FERC"), which regulates interstate sales of energy at wholesale, has taken the position that it lacks jurisdiction to regulate cooperative rural electric systems which are current borrowers from RUS. However, rural electric cooperatives that pay off their RUS debt or never incur RUS debt may be regulated by FERC with respect to financing and/or rates.

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

The 1990 amendments to the Clean Air Act of 1970 (the "Amendments"), required utilities and others to reduce emissions. The Amendments contain a range of compliance options and a phase-in period which will help mitigate the immediate costs of implementation. Many of CFC's member systems already comply with the provisions of the Amendments. CFC is currently monitoring the overall impact of the Amendments on individual member systems, which must implement compliance plans and operating or equipment modifications for Phase II of the Act (2000). Compliance plans for member systems with units affected in Phase I primarily involved fuel switching to low-sulfur coal.
The trading of emission allowances may also be an economical alternative in Phase II. Some member systems originally believed to be affected by the Amendments have developed strategies designed to minimize the Amendments' impact. At this time, it is not anticipated that the Amendments will have a material adverse impact on the quality of CFC's loan portfolio.

In March 1995, the FERC published a Notice of Proposed Rulemaking ("NOPR") to solicit comments regarding pending policy changes aimed at opening whole-sale power sales to competition. This NOPR would require jurisdictional public utilities (including investor-owned electric utilities and cooperatives that are not RUS borrowers) that own, control, or operate transmission facilities to file non-discriminatory open access transmission tariffs that provide others with the same transmission services they provide themselves.

On April 24, 1996, the FERC issued orders 888 and 889 incorporating its findings during the rulemaking process. Order 888 provides for competitive wholesale power sales by requiring jurisdictional public utilities that own, control, or operate transmission facilities to file non-discriminatory open access transmission tariffs that provide others with transmission service comparable to the service they provide themselves. The reciprocity provision associated with Order 888 also provides comparable access to transmission facilities of non-jurisdictional utilities (including RUS borrowers and municipal and other publicly owned electric utilities) that use jurisdictional utilities' transmission systems. The order further provides for the recovery of stranded costs from departing wholesale customers with agreements dated prior to July 11, 1994. After that date, stranded costs must be agreed upon in the service agreement. Order 889 provides for a real time electronic information system referred to as the Open Access Same-Time Information System ("OASIS"). It also addresses standards of conduct to ensure that transmission owners and their affiliates do not have an unfair competitive advantage by using transmission to sell power. Presently, many of the issues surrounding the implementation of Orders 888 and 889 remain unresolved. These issues are anticipated to be resolved in part by litigation on a case by case basis before the FERC and through the appellate process. Due to the uncertainty of this litigation, CFC is unable to estimate the ultimate impact of these orders on its member systems, however open access transmission as a national policy has long been sought by electric cooperatives so that investor-owned utilities cannot use their ownership of transmission to the disadvantage of the cooperatives.

Section 211 of the Federal Power Act as amended by the Energy Policy Act of 1992 classifies any cooperative with significant transmission assets as a "transmitting utility" for purposes of this section. Under the provisions of this Act, FERC has the authority to order such cooperatives to provide open access for unaffiliated entities. This provision also authorizes FERC to require investor-owned and other utilities to provide the same open access transmission for the benefit of cooperatives. Electric cooperatives have strongly supported section 211 for this reason. Under sections 205 and 206 of the Federal Power Act, cooperatives that pay off their RUS debt are treated as "jurisdictional public utilities". FERC is proceeding under the legal theory that, under these sections, it can order "jurisdictional public utilities" to provide open access.

All telephone systems are regulated by the Federal Communications Commission with respect to long distance access rates. Most states also regulate local rates.


Financial Information

The systems differ from investor-owned utilities in that the vast majority are cooperative, non-profit organizations operating under policies which provide that rates should be established so as to minimize rates over the long term. Revenues in excess of operating costs and expenses are referred to as "net margins and patronage capital" and are treated as equity capital furnished by the systems' consumers. This "capital" is transferred to a balance sheet account designated as "patronage capital", and is usually allocated to consumers in proportion to their patronage. Such capital is not refunded to them for a period of years during which time it is available to the system to be used for proper corporate purposes. Subject to their applicable contractual obligations, the systems may refund such capital to their members when doing so will not impair the systems' financial condition. In the terminology of the Uniform System of Accounts prescribed by RUS for its borrowers, "operating revenues and patronage capital" refers to all utility operating income received during a given period.

Similar to the practice followed by investor-owned utilities pursuant to FERC procedures and as prescribed by RUS, the systems capitalize as a cost of construction, the interest charges on borrowed funds ("interest charged to construction") and the estimated unearned interest attributable to internally-generated funds ("allowance for funds used during construction") used in the construction of generation, and to a lesser extent transmission and distribution facilities. This accounting policy, which increases net margins by the amounts of these actual and imputed interest charges, is based on the premise that the cost of financing construction is an expenditure serving to increase the productive capacity and value of the utility's assets and thus should be included in the cost of the assets constructed and recovered over the life of the assets. In the case of power supply systems, RUS has included in its direct loans and guarantees of loans amounts sufficient to meet the estimated interest charges during construction. If the foregoing accounting policy were not followed, utilities would presumably request regulatory permission, if applicable, to increase their rates to cover such costs. The amounts of interest charged to construction and allowance for funds used during construction capitalized by distribution systems are relatively insignificant. Because power supply systems generally expend substantial amounts on long-term construction projects, the application of this accounting policy may result in sub-stantially lower interest expense and in substantially higher net margins for such systems during construction than would be the case if such a policy were not followed.

On the following pages are tables providing composite statements of revenues, expenses and patronage capital from the RUS Reports of distribution systems which were members of CFC and power supply systems which were members of CFC during the five years ended December 31, 1994, and their respective composite balance sheets at the end of each such year. Complete RUS data for the year ended December 31, 1995 was not available prior to the filing of this report.

________
NOTE: Statistical information in the RUS Reports has not been examined by CFC's independent public accountants, and the number and geographical dispersion of the systems have made impractical an independent investigation by CFC of the statistical information available from RUS. The RUS Reports are based upon financial statements submitted to RUS, subject to year-end audit adjustments, by reporting RUS borrowers and do not, with minor exceptions, take into account current data for certain systems, primarily those which are not active RUS borrowers.


	    NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
		AS REPORTED BY CFC MEMBER DISTRIBUTION SYSTEMS

	     The following are unaudited figures which are based
	      upon financial statements submitted to RUS or to
		   CFC by CFC Member Distribution Systems

																		      Years Ended December 31,
(Dollar Amounts In Thousands)                1994         1993         1992         1991         1990
Operating revenues and patronage capital $16,163,578  $15,072,400  $13,921,515  $13,446,544  $12,819,204
Operating deductions:
  Cost of power (1)                       10,174,716    9,882,450    9,211,421    8,979,920    8,558,404
  Distribution expense (operations)          386,235      366,148      346,183      327,787      307,649
  Distribution expense (maintenance)         699,253      643,390      589,722      558,291      528,746
  Administrative and general expense (2)   1,506,729    1,398,749    1,287,224    1,215,158    1,137,154
  Depreciation and amortization expense      942,435      879,957      828,966      775,049      724,951
  Taxes                                      417,471      396,024      365,473      337,898      313,403
     Total                                14,126,839   13,566,718   12,628,989   12,194,103   11,570,307
Utility operating margins                  2,036,739    1,505,682    1,292,526    1,252,441    1,248,897
Non-operating margins                        135,347      110,612      157,912      175,993      201,798
Power supply capital credits (3)             260,335      274,250      219,638      201,708      163,580
     Total                                 2,432,421    1,890,544    1,670,076    1,630,142    1,614,275
Interest on long-term debt (4)               752,749      730,078      749,594      763,070      741,465
Other deductions                              52,574       36,644       27,841       18,953       22,607
     Total                                   805,323      766,722      777,435      782,023      764,072
Net margins and patronage capital         $1,627,098   $1,123,822  $   892,641      848,119  $   850,203
TIER (5)                                        3.16         2.54         2.19         2.11         2.15
DSC (6)                                         2.26         2.44         2.07         2.13         2.16
MDSC (7)                                        2.09         2.21         1.99         2.06         2.05
Number of systems included                       828          825          821          819          820

____________

(1) Includes cost of purchased power, power production and transmission expense, separately listed in the applicable RUS report.
(2) Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses, separately listed in the applicable RUS report.
(3) Represents net margins of power supply systems and other associated organizations allocated to their member distribution systems and added in determining net margins and patronage capital of distribution systems under RUS accounting practices. Cash distributions of this credit have rarely been made by the power supply systems and such other organizations to their members.
(4) Interest on long-term debt is net of interest charged to construction, which is stated separately as a credit in RUS Reports. For a description of the reasons for, and the effect on net margins and patronage capital of, the accounting policies governing interest charged to construction and allowance for funds used during construction, see "Financial Information". CFC believes that amounts incurred by distribution systems for interest charged to construction and allowance for funds used during construction are immaterial relative to their total interest on long-term debt and net margins and patronage capital.
(5) The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margins and patronage capital to (y) interest on long-term debt (in each year including all interest charged to construction).
(6) The ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations.
(7) Modified DSC ("MDSC") is the ratio of (x) operating margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization expense plus Non-operating Margins-Interest plus cash received in respect of generation and transmission and other capital credits to (y) long-term debt service obligations.



	     NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
			     COMPOSITE BALANCE SHEETS
		 AS REPORTED BY CFC MEMBER DISTRIBUTION SYSTEMS

	       The following are unaudited figures which are based
		upon financial statements submitted to RUS or to
		      CFC by CFC Member Distribution Systems

																			      At December 31,
(Dollar Amounts In Thousands)                1994         1993         1992         1991         1990
Assets and other debits:
  Utility plant:
    Utility plant in service             $31,162,069  $29,172,898  $27,502,596  $25,846,550  $24,370,100
    Construction work in progress            799,327      697,329      619,764      615,425      623,356
      Total utility plant                 31,961,396   29,870,227   28,122,360   26,461,975   24,993,456
    Less:  accumulated provision for
      depreciation and amortization        8,631,903    7,992,325    7,401,028    6,812,221    6,330,979
       Net utility plant                  23,329,493   21,877,902   20,721,332   19,649,754   18,662,477
  Investments in associated
     organizations (1)                     3,051,840    2,847,260    2,585,621    2,405,290    2,255,370
  Current and accrued assets               3,789,699    3,733,893    3,611,874    3,624,025    3,585,399
  Other property and investments             456,923      366,452      343,734      323,445      311,937
  Deferred debits                            472,536      463,194      439,529      342,855      287,294
       Total assets and other debits     $31,100,491  $29,288,701  $27,702,090  $26,345,369  $25,102,477

Liabilities and other credits:
  Net worth:
    Memberships                          $   114,080  $  100,689   $    98,450  $    93,207  $    91,827
    Patronage capital and other
      equities (2)                        12,804,404  11,859,273    10,826,559    9,966,135    9,275,621
       Total net worth                    12,918,484  11,959,962    10,925,009   10,059,342    9,367,448
  Long-term debt (3)                      15,020,664  14,569,363    14,303,024   13,958,473   13,461,363
  Current and accrued liabilities          2,260,514   2,066,601     1,898,868    1,755,336    1,734,385
  Deferred credits                           714,083     598,997       555,618      554,149      521,339
  Miscellaneous operating reserves           186,746      93,778        19,571       18,069       17,942

    Total liabilities and other credits  $31,100,491 $29,288,701   $27,702,090  $26,345,369  $25,102,477

Equity Percentage (4)                          41.5%       40.8%         39.4%        38.2%        37.3%
Number of systems included                       828         825           821          819          820


(1) Includes investments in service organizations, power supply capital credits and investments in CFC.
(2) Includes non-refundable donations or contributions in cash, services or property from states, municipalities, other government agencies, individuals and others for construction purposes separately listed in the applicable RUS Report.
(3)  Principally debt to RUS and includes $3,989,914, $3,607,159, $3,536,794,
     $3,435,994 and $3,283,689 for the years 1994, 1993, 1992, 1991 and 1990, respectively, due to CFC.
(4)  Determined by dividing total net worth by total assets and other debits.

	    NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
		  AS REPORTED BY CFC MEMBER POWER SUPPLY SYSTEMS

	       The following are unaudited figures which are based
		 upon financial statements submitted to RUS or to
		     CFC by CFC Member Power Supply Systems

																		       Years Ended December 31,
(Dollar Amounts In Thousands)                1994         1993         1992         1991         1990
Operating revenues and patronage capital  $9,972,873   $9,976,560  $ 9,111,434  $ 8,615,165  $ 8,553,618
Operating deductions:
  Cost of power (1)                        6,760,543    6,606,419    5,855,131    5,541,332    5,461,628
  Distribution expense (operations)           14,668       14,391       12,959       11,445        9,451
  Distribution expense (maintenance)          14,703       11,081       11,300       11,315       10,611
  Administrative and general expense (2)     431,645      433,278      390,521      363,646      338,256
  Depreciation and amortization expense      930,483      902,810      872,657      819,586      821,943
  Taxes                                      241,775      223,122      233,420      239,588      182,279
       Total                               8,393,817    8,191,101    7,375,988    6,986,912    6,824,168
Utility operating margins                  1,579,056    1,785,459    1,735,446    1,628,253    1,729,450
Non-operating margins                        221,003      328,958      280,810      329,419      328,349
Power supply capital credits (3)              32,531       47,838       30,771       28,405       12,452
	   Total                           1,832,590    2,162,255    2,047,027    1,986,077    2,070,251
Interest on long-term debt (4)             1,857,644    2,014,794    2,075,939    1,999,107    1,968,531
Other deductions                             129,794      184,902      137,344       42,862      203,548
	   Total                           1,987,438    2,199,696    2,213,283    2,041,969    2,172,079
Net margins and patronage                $  (154,848)  $  (37,441) $  (166,256) $   (55,892) $  (101,828)
TIER (5)                                         .93          .98          .92          .97          .95
DSC (6)                                         1.01         1.03         1.05         1.06         1.05
Number of systems included (7)                    53           50           50           49           50

(1) Includes cost of purchased power, power production and transmission expense, separately listed in the applicable RUS Report.
(2) Includes sales expenses and consumer accounts expense and consumer service and informational expense as well as other administrative and general expenses, separately listed in the applicable RUS Report.
(3) Certain power supply systems purchase wholesale power from other power supply systems of which they are members. Power supply capital credits represent net margins of power supply systems allocated to member power supply systems on the books of the selling power supply systems. This item has been added in determining net margins and patronage capital of the purchasing power supply systems under RUS accounting practices.
     Cash distributions of this credit have rarely been made by the selling power supply systems to their members. This item also includes net margins of associated organizations allocated to CFC power supply members and added in determining net margins and patronage capital of the CFC member systems under RUS accounting practices.
(4) Interest on long-term debt is net of interest charged to construction. Allowance for funds used during construction has been included in non-operating margins. For a description of the reasons for, and the effect on net margins and patronage capital of, the accounting policies governing interest charged to construction and allowance for funds used during construction, see "Financial Information". According to un-published information furnished by RUS, interest charged to construction and allowance for funds used during construction for CFC power supply members in the years 1990-1994 were as follows:

					                    	     Allowance for
			                          Interest Charged       Funds used
(Dollar Amounts In Thousands)  to Construction  During Construction   Total

	   1994                 $  46,773             $  8,913        $  55,686
	   1993                    49,237                8,621           57,858
	   1992                    54,093                4,396           58,489
	   1991                    49,495                5,241           54,736
	   1990                    55,670                6,615           62,285


(5) The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margins and patronage capital to (y) interest on long-term debt (in each year including all interest charged to construction). The TIER calculation includes the operating results of six systems which failed to make debt service payments or are operating under a debt restructure agreement, without which the composite TIER would have been 1.31, 1.20, 1.15, 1.15, and 1.08 for the years ended December 31, 1994, 1993, 1992, 1991 and 1990, respectively.

(6) The ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations (including all interest charged to construction). The DSC calculation includes the operating results of six systems which failed to make debt service payments or are operating under a debt restructure agreement. Without these systems, the composite DSC would have been 1.24, 1.21, 1.22, 1.26, and 1.21 for the years ended December 31, 1994, 1993, 1992,
     1991 and 1990, respectively.

(7) Thirteen CFC power supply system members are not required to report to RUS since they are not currently borrowers from RUS. These systems, with the exception of Old Dominion Electric Cooperative, are either in the developmental stage or act as coordinating agents for their members. Their inclusion would not have a material effect on this data.

	  NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
			 COMPOSITE BALANCE SHEETS
	       AS REPORTED BY CFC MEMBER POWER SUPPLY SYSTEMS

	   The following are unaudited figures which are based
	    upon financial statements submitted to RUS or to
		CFC by CFC Member Power Supply Systems

																			     At December 31,
(Dollar Amounts In Thousands)                1994         1993         1992         1991         1990
Assets and other debits:
  Utility plant:
    Utility plant in service             $32,934,304  $32,240,926  $31,375,391  $29,433,524  $29,421,761
    Construction work in progress          1,624,978    1,469,882    1,324,432      911,262      695,229
      Total utility plant                 34,559,282   33,710,808   32,699,823   30,344,786   30,116,990
  Less:  accumulated provision for
	 depreciation and amortization    10,777,786    9,936,528    8,983,913    7,786,074     7,032,102
	 Net utility plant                23,781,496   23,774,280   23,715,910   22,558,712    23,084,888
  Investments in associated
     organizations(1)                        248,677      992,921      865,162      740,554       654,419
  Current and accrued assets               3,997,466    4,284,613    4,076,841    4,239,802     4,094,006
  Other property and investments           2,483,232    1,899,809    1,717,451    1,503,526     1,447,443
  Deferred debits                          4,366,377    4,078,879    1,879,607    1,445,868     2,236,808
      Total assets and other debits      $34,877,248  $35,030,502  $32,254,971  $30,488,462   $31,517,564
Liabilities and other credits:
  Net worth:
    Memberships                          $       322  $       252  $       246  $       244   $       250
    Patronage capital and other equities     246,262      432,095      315,793      593,505       544,872
      Total net worth                        246,584      432,347      316,039      593,749       545,122
  Long-term debt (2)                      28,779,577   28,528,640   28,838,255   27,060,357    27,989,365
  Current and accrued liabilities          2,747,022    1,185,182    1,531,722    1,391,762     1,492,713
  Deferred credits                         1,206,488    1,849,906    1,071,393    1,344,641     1,113,545
  Miscellaneous operating reserves         1,897,577    3,034,427      497,562       97,953       376,819
     Total liabilities and other credits $34,877,248  $35,030,502  $32,254,971  $30,488,462   $31,517,564
Number of systems included (3)                    53           50           50           49            50


(1) Includes investments in service organizations, power supply capital credits and investments in CFC.

(2) Principally debt to RUS or debt guaranteed by RUS and loaned by FFB and includes $881,278, $876,084, $633,105, $526,513 and $596,072 for
     the years 1994, 1993, 1992, 1991 and 1990, respectively, due to CFC.

(3) Thirteen CFC power supply system members are not required to report to RUS since they are not currently borrowers from RUS. These systems, with the exception of Old Dominion Electric Cooperative, are either in developmental stages or act as coordinating agents for their members. Their inclusion would not have a material effect on these data.

Item 2.  Properties.

CFC owns and operates a headquarters facility in Fairfax County, Virginia. This facility consists of a six-story office building with separate parking garage situated on four acres of land. The company also owns an additional
31.5 acres of unimproved land adjacent to the building. There are no plans at this time for future development of either parcel of land.

Item 3.  Legal Proceedings.

	None.

Item 4.  Submission of Matters to a Vote of Security Holders.

	None.

				  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
	 Matters.

	Inapplicable.

Item 6.  Selected Financial Data.

	The following is a summary of selected financial data for each of the five years ended May 31, 1996.

(Dollar Amounts In Thousands)              1996           1995           1994           1993            1992
For the year ended May 31:
Operating income                      $   505,073    $   440,109    $   324,682    $   336,387    $   402,255
Operating margin                      $    46,857    $    41,803    $    29,159    $    38,352    $    42,809
Nonoperating income                         3,764          3,409          4,029          3,296          2,744
Extraordinary loss (A)                     (1,580)             -              -         (3,161)        (1,398)
Net margins                           $    49,041    $     45,212   $    33,188    $    38,487    $    44,155
Fixed charge coverage ratio (A)              1.12            1.13          1.13           1.16           1.14

As of May 31:
Assets                                $ 8,054,089    $  7,080,789   $ 6,224,296    $ 5,464,144    $ 5,401,473
Long-term debt (B)                    $ 3,682,421    $  3,423,031   $ 2,841,220    $ 3,095,488    $ 2,971,074
Members' subordinated certificates    $ 1,207,684    $  1,234,715   $ 1,222,858    $ 1,215,547    $ 1,221,095
Members' equity                       $   269,641    $    270,221   $   260,968    $   258,299    $   246,320
Leverage ratio (C)                           5.69            5.13          4.63           4.41           4.44

(A) During the years ended May 31, 1996, 1993 and 1992 CFC paid premiums totaling $1.6 million, $3.2 million and $1.4 million, respectively, in connection with the prepayment of Collateral Trust Bonds. Margins used to compute the fixed charge coverage ratio represent net margins before extraordinary loss plus fixed charges. The fixed charges used in the computation of the fixed charge coverage ratio consist of interest and amortization of bond discount and bond issuance expenses.

(B) Includes commercial paper reclassified as long-term debt and excludes $351.5 million, $262.7 million, $200.8 million, $286.8 million and $494.5 million in long-term debt that comes due, matures and/or will be redeemed early during fiscal years 1997, 1996, 1995, 1994 and 1993, respectively (see Note 5 to Combined Financial Statements).

(C) In accordance with CFC's revolving credit agreements, the leverage ratio is calculated by dividing debt and guarantees outstanding, excluding debt used to fund loans guaranteed by the U.S. Government, by the total of Members' Subordinated Certificates and Members' Equity.

CFC has had outstanding guarantees for its members' indebtedness in each of the fiscal years shown above. Members' interest expense on such indebtedness was approximately $121.3 million for the year ended May 31, 1996.

The Company does not have outstanding any common stock and does not pay dividends. Under current policies, CFC retires Patronage Capital Certificates, which represent annual allocations of CFC's net margins, 70% during the next fiscal year and expects to retire the remaining 30% after 15 years, if permitted by CFC's contractual obligations and to the extent that the Board of Directors in its discretion may determine from time to time that the financial condition of CFC will not be impaired as a result.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The management discussion and analysis contains statements that may be considered forward looking. In making these statements, CFC has made an evaluation of estimates, risks and uncertainties related to each circumstance. The actual results may differ from the estimates and assumptions discussed in this presentation, which could cause the actual results to differ materially.

Overview

The following discussion and analysis is designed to provide a better under-standing of the Company's combined financial condition and results of operations and as such should be read in conjunction with the Combined Financial Statements, including the notes thereto.

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

In 1987, RTFC was formed by CFC to provide a source of funds for the rural telephone industry. Like CFC, RTFC is a cooperative. However, RTFC's bylaws and voting members' agreement require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. The remaining board positions are filled by individuals nominated by the other RTFC members. Because CFC has control of the RTFC Board, RTFC's financial condition and results of operations are combined with those of CFC. (Unless stated other-wise, all references to CFC refer to the combined results of CFC, RTFC and all other CFC controlled affiliates.)

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

The subscription and loan and guarantee certificates (together, "Subordinated Certificates") along with patronage capital provide CFC's base capitalization. On a regular basis, CFC obtains debt financing in the market by issuing long-term fixed rate or variable rate Collateral Trust Bonds, intermediate-term fixed or variable rate Medium-Term Notes, Commercial Paper and Bank Bid Notes. In addition, CFC obtains debt financing from its membership and other qualified investors through the direct sale of its Commercial Paper and Medium-Term Notes.

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

Financial Condition

At May 31, 1996, CFC had $8.1 billion in total assets. Approximately $7.7 billion or 96% of these assets consisted of loans made to CFC's members. The remaining $0.4 billion consisted of other assets to support CFC's operations. Except as required for the debt service account and unless excess cash is invested overnight, generally CFC does not use funds to invest in debt or equity securities.

At May 31, 1996, 86% of CFC's loan portfolio consisted of 35-year long-term secured amortizing loans, including long-term loans classified as non-performing and restructured. The remaining 14% consisted of short- and intermediate-term secured and unsecured lines of credit and long-term loans guaranteed by the United States Government. Approximately 38% or $3.0 billion in long-term loans carry a fixed rate of interest. All other loans, including $3.8 billion in long-term loans, are subject to interest rate adjustment monthly or semimonthly.

In addition to its loans, CFC had provided approximately $2.2 billion in guarantees for its members at May 31, 1996. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for equipment and plant.

At May 31, 1996, CFC had also committed to lend an additional amount of approximately $5.6 billion to its members. Most unadvanced loan commitments contain a material adverse change clause. As many of these commitments are provided for operational back-up liquidity, CFC does not anticipate funding the majority of the commitments outstanding.

CFC funds its assets through the sale of Subordinated Certificates, retained equity and other debt instruments. As discussed previously, Subordinated Certificates include both original membership subscription certificates and loan and guarantee certificates, all of which are subordinate to other CFC debt. At May 31, 1996, subscription certificates totaled $638 million.
These certificates generally mature in 70 to 100 years and generally pay interest at 5.0%. At May 31, 1996, loan certificates totaled $333 million and carried a weighted average interest rate of 1.1%. At May 31, 1996, guarantee certificates totaled $236 million and carried a weighted average interest rate of 4.7%. Both the loan certificates and guarantee certificates are long-term instruments which generally amortize at a rate equivalent to that of the loan or guarantee to which they relate. On a combined basis, Subordinated Certificates carried a weighted average interest rate of 4.3%. The issuance of zero percent loan certificates is expected to exceed the issuance of 5.0% subscription certificates. Therefore, management expects this average interest rate to decline over time.

CFC's net margins are allocated each year to CFC's member borrowers.
Prior to fiscal year 1994, CFC's policy was to retire net margins on a first-in, first-out seven year cycle. Fiscal year 1994 net margins were retired 50% in the next fiscal year, with the remaining 50% to be held for 15 years. During fiscal year 1995, CFC adjusted its retirement policy to return 70% of net margins in the next fiscal year, with the remaining 30% to the held for 15 years and then retired, if permitted by CFC's contractual obligations and to the extent that the Board of Directors in its discretion may determine from time to time that the financial condition of CFC will not be impaired as a result. During the next 13 years, CFC will retire the existing six years of unretired allocations representing net margins for fiscal years 1988 to 1993. The unretired allocations (Members' Equity) do not earn interest and are junior to all debt instruments, including Subordinated Certificates. At May 31, 1996, CFC had $270 million in retained equity. Subordinated Certificates, in conjunction with retained Members' Equity, supply CFC's base capitalization.

CFC enters the capital markets through the issuance of Collateral Trust Bonds, Medium-Term Notes, Commercial Paper and Bank Bid Notes. At May 31, 1996, CFC had $852 million in fixed rate long-term Collateral Trust Bonds and $150 million in variable rate Collateral Trust Bonds outstanding. Under its Collateral Trust Bond Indentures, CFC must pledge as collateral, eligible mortgage notes from its borrowers, evidencing loans equal in principal amount to at least 100% of the outstanding Bonds. At May 31, 1996, CFC had pledged $1,094 million in mortgage notes. During fiscal year 1996, CFC issued a total of $400 million in Collateral Trust Bonds in five separate debt offerings. During fiscal year 1996, CFC effected the early redemption of the $83.2 million Series O Collateral Trust Bonds, at a premium. In February 1994,
CFC had entered into a new Collateral Trust Bond Indenture, with First Bank National Association as trustee ("1994 Indenture"), under which future series of Collateral Trust Bonds will be issued. Virtually all Collateral Trust Bonds were offered to outside investors in underwritten public offerings.

At May 31, 1996, CFC had $604 million outstanding in Medium-Term Notes. Medium-Term Notes are issued for terms of 270 days to 30 years and are unsecured obligations of CFC. Medium-Term Notes outstanding to CFC's members totaled $339 million at May 31, 1996. The remaining $265 million were sold through dealers to outside investors.

At May 31, 1996, CFC had $4,718 million outstanding in Commercial Paper with a weighted average maturity of 35 days. Commercial Paper notes are issued with maturities up to 270 days and are unsecured obligations of CFC. Commercial Paper outstanding to CFC's members totaled $1,170 million at May 31, 1996.
The remaining $3,482 million was sold through dealers to outside investors.

In addition, CFC obtains funds from various banking institutions under Bank Bid Note arrangements, similar to bank lines of credit. The notes are issued for terms up to three months and are unsecured obligations of CFC. At
May 31, 1996, CFC had $184 million outstanding in Bank Bid Notes.

During the year, total assets increased by $973 million. Net loan balances increased by $982 million or 15%. Gross loans increased by a total of $994 million, partially offset by an increase in the allowance for loan and guarantee losses of $12 million, over the prior year. As a percentage of the portfolio, long-term loans (excluding loans guaranteed by RUS) represented 86% at May 31, 1996, compared to 85% at May 31, 1995. Long-term fixed rate loans represented 44% and 38% of the total long-term loans at May 31, 1996 and 1995. Loans converting from a variable rate to a fixed rate for the year ended May 31, 1996, totaled $606 million, an increase from the $75 million that converted for the year ended May 31, 1995. Offsetting the conversions to the fixed rate were $103 million and $117 million of loans that converted from the fixed rate to the variable rate or selected a variable rate upon the expiration of the current fixed interest rate period, for the years ended
May 31, 1996 and 1995. This resulted in a net conversiont of $503 million from the variable rate to the fixed rate for the year ended May 31, 1996 compared to a net conversion of $42 million from the fixed rate to the variable rate for the year ended May 31, 1995.

The increase in total loans outstanding at May 31, 1996, was primarily due to an increase of $718 million in long-term fixed rate loans, and an increase of $233 million in long-term variable rate loans The increase to loans outstanding for fiscal year 1996 was primarily due to the advance of funds for the purpose of repaying RUS loans. CFC also experienced an increase in the amount of 100% loans advanced to borrowers for purposes other than the repayment of RUS debt. There were also additional advances made for the purchase of local telephone exchange properties, although not at the levels experienced during fiscal years 1995 and 1994.

During the year, CFC substantially increased its short-term debt outstanding to fund the increase in variable rate loans outstanding. Notes Payable, which consists of Commercial Paper, Bank Bid Notes and Collateral Trust Bonds that mature within one year, increased $959 million. The increase in Notes Payable during fiscal year 1996 was due to the increase in variable rate loans outstanding and the reclassification of $300 million in Collateral Trust
Bonds due within one year. At May 31, 1996, CFC's short-term debt consisted of $3,482 million in dealer Commercial Paper, $1,170 million in Commercial Paper issued to CFC's members, $66 million in Commercial Paper issued to certain nonmembers, $184 million in Bank Bid Notes and $300 million in Collateral Trust Bonds due within one year. The Commercial Paper sold to CFC's members and certain nonmembers increased by $126 million, the amount of Bank Bid Notes outstanding decreased by $166 million and Commercial Paper sold through CFC's dealers increased by $699 million from the prior year. CFC's commercial paper and bid notes had a weighted average maturity of 34 days at May 31, 1996. As described in the footnotes to the Combined Financial Statements, CFC reclassifies a portion of its short-term debt as long-term, as it has the ability (subject to certain conditions) to refinance this short-term debt on a long-term basis under its revolving credit agreements. CFC renegotiated its revolving credit agreements during the fourth quarter of fiscal year 1995 and was able to reclassify $2,730 million and $2,430 million in short-term debt as long-term at May 31, 1996 and 1995, respectively.

During fiscal year 1996, long-term debt outstanding increased by $348 million. The increase in long-term debt outstanding was due to the issuance of a total of $400 million in fixed rate Collateral Trust Bonds, a net increase of $31 million in Medium-Term Notes outstanding and an increase of $300 in the amount of short-term debt supported by the revolving credit agreement, offset by the early redemption of $83 million of fixed rate Collateral Trust Bonds and the reclassification of $300 million of Collateral Trust Bonds maturing within one year as Notes Payable.

Deferred income (primarily fees from loan conversions) decreased by $8 million, due to the recognition of $10 million in conversion fees into income during fiscal year 1996 offset by $2 million in fees deferred on new loan conversions. CFC will amortize the remaining $11 million of deferred fees into income over the next two years.

Subordinated Certificates and Members' Equity decreased by $28 million to $1,477 million at May 31, 1996, compared to $1,505 million at May 31, 1995. Due to recent policy changes, significant increases in Subordinated Certificates and Members' Equity are not anticipated. During fiscal year 1995, CFC adopted policy changes that reduced the amount of

Subordinated Certificates required to be purchased as a precondition to receiving a loan advance and increased the amount of allocated net margins to be retired in the next fiscal year from 50% to 70%.

Off-balance sheet, CFC experienced an increase of $574 million in loan
commitments.   Guarantees outstanding decreased by $325 million due to
scheduled principal repayments, the early redemption of one pollution control bond issue and the refinancing of a lease.

CFC's leverage ratio increased during the year from 5.13 at May 31, 1995, to
5.69 at May 31, 1996. The ratio is calculated after excluding all debt associated with the funding of the RUS 100% guaranteed loans. Subordinated Certificates are treated as equity in the calculation of the leverage ratio. This increase was primarily due to an increase in loans outstanding to members financed by the issuance of short-term debt, Collateral Trust Bonds and Medium-Term Notes. CFC contemplates that its leverage ratio will continue to increase as it secures debt capital to accommodate its members' financing requirements, due to the slightly accelerated patronage capital retirements and reduced upfront Subordinated Certificate purchase requirements. CFC modified its patronage capital retirement program by retiring 70% of the prior year's allocation of net margins to borrowers in the succeeding fiscal year and retaining the remaining 30% for at least 15 years. In addition, CFC reduced borrowers' upfront Subordinated Certificate purchase requirements to 0-3% of the loan amount depending on the borrower's leverage ratio with CFC, including the new loan amount. Both actions more efficiently utilize Members Equity invested in CFC and provide more competitively priced loans. The increase in the leverage ratio may to some extent be offset by the possible issuance of deferred subordinated debentures, which will be treated by CFC as equity for the purpose of the leverage calculation. CFC will retain the flexibility to further amend its capital retention policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

Margin Analysis

  Fiscal Year 1996 versus 1995 Results

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margins as a primary performance indicator, since CFC's net margins are subject to fluctuation as interest rates change. During the year ended
May 31, 1996, CFC achieved a Times Interest Earned Ratio ("TIER") of 1.12. This was slightly lower than the prior fiscal year TIER of 1.13. Management has established a 1.10 TIER as its minimum operating objective.

CFC has earned TIER's of 1.16, 1.13, 1.13 and 1.12 for the years ended
May 31, 1993, 1994, 1995 and 1996, respectively. Earned TIER is a reflection of CFC's ability to cover the interest expense on funding. The stated goal of management is to earn a TIER of at least 1.10. The decrease in TIER from
1.16 for 1993 to 1.13 for 1994 was due to the conversion of approximately
$500 million of long-term loans from a fixed rate to a variable rate from the second half of 1993 through the end of 1994 and due to a declining interest rate environment. The conversion of the loans from a fixed rate to a variable rate, along with the declining interest rate environment led to a decrease of 88 bp in the yield earned on CFC's loan portfolio to 5.66% for 1994, compared to 6.54% for 1993. During 1995, CFC again earned a TIER of 1.13. While the earned TIER did not change from 1994, the yield on the portfolio increased to 6.72%, a 106 bp increase over 1994. The increase in the portfolio yield was driven by increases to the interest rates on CFC's funding. The increase in yield was offset by a decrease to the TIER factor used in the pricing of loans during the last three quarters of the year. The earned TIER for 1996 decreased to 1.12, due to the use of the reduced pricing factor for the whole year.

For the year ended May 31, 1996, operating income totaled $505 million, an increase of $65 million over the prior year. The increase to operating income was due to a positive volume variance of $65 million. Average loans outstanding increased by $903 million from $6,553 million at May 31, 1995 to $7,456 million at May 31, 1996. The average yield on loans outstanding increased slightly for the year ended May 31, 1996, 6.77% compared to 6.72% for the prior year.

For the year ended May 31, 1996, the cost of funds totaled $426 million, an increase of $65 million over the prior year. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other debt instruments offset by earnings on debt service investments. The increase in the cost of funds was due to a positive volume variance of $53 million and a positive rate variance of $12 million. As stated above, the average loan volume increased by $903 million during the year. The average interest rate on all funding increased from 5.51% for the year ended May 31, 1995 to 5.71% for the year ended May 31, 1996.

Gross margins for both years totaled $79 million. The overall gross margin yield dropped from 1.21% for the year ended May 31, 1995 to 1.06% for the year ended May 31, 1996. This is a result of the pricing factor changes described above.

General and administrative expenses were approximately $20 million for both years. The provision to the allowance for loan and guarantee losses for fiscal year 1996 totaled $12 million, a reduction of $5 million from the prior year. Total expenses for the year ended May 31, 1996 were $32 million, a decrease of $5 million from the year ended May 31, 1995.

Non-operating income for fiscal year 1996 increased slightly to $4 million. During fiscal year 1996, CFC effected the early redemption of the Series O Collateral Trust Bonds, recording an extraordinary loss for the redemption premium of $2 million. The sum of the non-operating income and the extra-ordinary loss represent a net decrease of $1 million compared to the non-operating income of $3 million for fiscal year 1995.

Overall, CFC's net margins increased by $4 million for the year ended May 31, 1996 to a total of $49 million.

Fiscal Year 1995 versus 1994 Results

For the year ended May 31, 1995, operating income totaled $440 million, an increase of $115 million over the prior year. Operating income includes interest earned on loans and conversion fees. The increase in operating income was due to the general increase in interest rates. This increase reflected a positive rate variance of $74 million and a positive volume variance of $41 million.

For the year ended May 31, 1995, cost of funds totaled $361 million, an increase of $98 million from the prior year. Included in cost of funds is interest expense on CFC's Subordinated Certificates and other debt instruments partially offset by interest earnings on debt service investments. The increase in cost of funds was due to the effects of increases in general market interest rates on CFC's variable rate debt instruments. This increase reflected a positive rate variance of $67 million and a positive volume variance of $31 million.

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

The following is a summary of CFC's operating results as a percentage of average loans outstanding for the last three fiscal years ending May 31, 1996, 1995 and 1994.

						1996    1995    1994

Interest on loans                               6.77%   6.72%   5.66%
Less:  Cost of funds                            5.71%   5.51%   4.58%
       Gross operating margin                   1.06%   1.21%   1.08%
General and administrative expenses             0.26%   0.30%   0.29%
Provision for loan and guarantee losses         0.16%   0.26%   0.27%
       Total expenses                           0.42%   0.56%   0.56%
       Operating margin                         0.64%   0.65%   0.52%
Nonoperating income (1)                         0.02%   0.05%   0.07%
       Net margins                              0.66%   0.70%   0.59%
	   TIER                                 1.12    1.13    1.13

(1) Nonoperating income includes the extraordinary loss in fiscal year 1996 resulting from the prepayment of debt.

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

The following chart summarizes loans and guarantees outstanding by member class at May 31, 1996, 1995 and 1994.

																			Percentage of Total
					1996       1995       1994

Distribution Systems                   54.37%     49.08%     45.52%
Power Supply Systems                   33.38%     38.87%     44.34%
Service Organizations                   1.77%      1.82%      2.15%
Telecommunication Organizations         9.57%      9.27%      7.46%
Associate Members                       0.91%      0.96%      0.53%
	Total                         100.00%    100.00%    100.00%

CFC's members are widely dispersed throughout the United States and its territories, including 46 states, the District of Columbia, Guam, Samoa and the U.S. Virgin Islands. At May 31, 1996, 1995 and 1994 no state or territory had over 9.9%, 9.1% and 8.2%, respectively, of total loans and guarantees outstanding.

CFC believes that the risk of lending to utilities industries is mitigated somewhat by the fact that many of CFC's electric borrowers as utilities do not have immediate competition in the sale of their services to most of their customers and the fact that many of the services members provide are essential to consumers.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. The majority of the largest single exposures are concentrated in the power supply systems due to their large plant and equipment requirements. At May 31, 1996, the total exposure outstanding to any one borrower did not exceed 4.6% of total loans (excluding loans guaranteed by RUS) and guarantees outstanding. At May 31, 1996, CFC had $2,294 million in loans outstanding, excluding loans guaranteed by RUS, and $2,109 million in guarantees outstanding to its largest 40 borrowers, representing 29% of total loans outstanding and 93% of total guarantees outstanding. Credit exposure to the largest 40 borrowers represented 43% of total credit exposure at May 31, 1996, compared to 45% at May 31, 1995. CFC's ten largest credit exposures represented 22% and 26% of total exposure at May 31, 1996 and 1995, respectively.

  Security Provisions

Except when providing lines of credit, CFC typically lends to its members on a secured basis. At May 31, 1996, approximately 7.5% of CFC's total loans and guarantees were unsecured. Approximately 36.9% of the unsecured loans and guarantees represent obligations of borrowers for the initial phase(s) of RUS note buyout. Upon completion of the buyout from RUS, CFC will receive a first lien security on all assets and future revenues. The total of unsecured loans and guarantees would represent 4.7% of total loans and guarantees if the partial note buyout obligations were excluded. CFC's long-term loans are typically secured pro-rata with other secured lenders, if any (primarily RUS), by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

  Portfolio Quality

The following table summarizes the key composite operating results of CFC's two main borrower types, distribution and power supply systems, which together comprised 87.7% and 87.9% of CFC's total loan and guarantee portfolio at May 31, 1996 and 1995. The information presented below is as of December 31, and taken from the RUS data contained on pages 20 to 24.


		     CFC Distribution Member Borrowers
			    Composite Results

			  1994         1993         1992

TIER                      3.16         2.54         2.19
DSC                       2.26         2.44         2.07
MDSC                      2.09         2.21         1.99
Equity percentage        41.50%       40.83%       39.44%

		   CFC Power Supply Member Borrowers
			    Composite Results

			  1994         1993         1992

TIER                      1.31         1.20         1.15
DSC                       1.24         1.21         1.22
Equity percentage         9.29%        9.68%        8.03%

NOTE: The power supply composite results have been presented without the operating results of six systems experiencing financial difficulties. CFC had credit exposure to four of the six borrowers (see footnote 10 to the Combined Financial Statements for a detailed description of these borrowers).

Most CFC power supply borrowers sell the majority of their power under all-power-requirements contracts with their member distribution systems. These contracts allow, subject to regulatory requirements and competitive constraints for the recovery of all costs at the power supply level. Due to the contractual connection between the power supply and distribution systems, total combined system equity (power supply equity plus the equity at its affiliated distribution systems) has typically been maintained at the distribution level.

As with CFC, to the extent distribution systems can fund their assets with retained Members' Equity (i.e., unretired capital credits), overall funding costs for plant and equipment are reduced. Distribution systems can, in turn, pass these savings on to their member/consumers in the form of lower utility rates.

The effectiveness of the all-power-requirements contract is dependent on the individual systems' right and ability (legal as well as economic) to establish rates to cover all costs. The boards of directors of most of CFC's power supply and distribution members have the authority to establish binding rates for their consumer members. Some states regulate rate setting and can there-fore override the system's internal rate setting procedures. However, most CFC members are not externally rate regulated. CFC has 838 distribution members of which 590 are not regulated. Of the remaining 248 distribution systems, 164 are regulated only on a streamlined basis. At the power supply level, 43 of 65 members are not rate regulated.

During the past few years, power supply members have been increasing their equity levels. Under recently changed RUS underwriting standards, in order to qualify for additional RUS loan funds, power supply systems may be required to maintain, or demonstrate an ability to reach, a 20% of assets equity level, or they must obtain guarantees from their affiliated distribution systems.

  Nonperforming and Restructured Loans

CFC classifies a borrower as nonperforming when any one of the following criteria are met: (1) principal or interest payments on any loan to the borrower are past due 90 days or more, (2) the borrower is operating under protection of the bankruptcy court, or (3) for some other reason, management does not expect the timely repayment of principal or interest. Once a borrower is classified as nonperforming, interest on its loans is recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby forgoing interest income recognition. At May 31, 1996, nonperforming loans totaled $25.3 million, a decrease of $2.3
million over the prior year-end.   The decrease was due to principal
repayments received during the year. There were no new loans classified as nonperforming during the year.

Loans classified as restructured are loans for which agreements have been executed that change the original terms of the loan, generally a change to the originally scheduled cashflows. At May 31, 1996, restructured loans totaled $209.4 million, an increase of $24.4 million from the prior year. Restructured loans in the amount of $205.1 million, $131.1 million and $111.5 million were on a nonaccrual basis with respect to the recognition of interest income at May 31, 1996, 1995 and 1994, respectively. The increase in restructured loans outstanding was due to the advance of funds in accordance with the restructured loan agreements. No new loans were restructured during the year.

The majority of CFC's problem loan situations arose prior to the past five years as a result of excess capacity or canceled capacity additions after the plant and equipment construction cycle of the mid-1980s. Since 1986, when power supply construction-in-progress represented 16.3% of total power supply plant, power supply members have reduced the level of plant additions (see
Note 10 to Combined Financial Statements for a more complete discussion of certain loan and guarantee contingencies).


		    NONPERFORMING AND RESTRUCTURED ASSETS

																			   As of May 31,
(Dollar Amounts In Thousands)                   1996      1995       1994

Nonperforming loans                            $25,294   $27,641   $44,940
Percent of loans and guarantees outstanding       0.25%     0.29%     0.51%

Restructured loans                            $209,361  $184,978  $165,373
Percent of loans and guarantees outstanding       2.05%     1.94%     1.89%

Total nonperforming and restructured loans    $234,655  $212,619   $210,313
Percent of loans and guarantees outstanding       2.30%     2.23%      2.40%

  Allowance for Loan and Guarantee Losses

CFC maintains an allowance for potential loan and guarantee losses which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral, and economic and industry conditions. At
May 31, 1996, the allowance for loan and guarantee losses totaled $218.0 million, an increase of $12.5 million from the prior year-end. The allowance represented 861.7% of nonperforming loans and 2.14% of total loans and guarantees outstanding at year-end.

Since its inception in 1969, CFC has charged off loan balances in the total amount of $28.4 million, net of recoveries.

Management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

The following chart presents a summary of the allowance for loan and guarantee losses at May 31, 1996, 1995 and 1994.

		  ALLOWANCE FOR LOAN AND GUARANTEE LOSSES

																		    Years Ended May 31,
(Dollar Amounts In Thousands)              1996         1995           1994

Beginning balance                        $205,596      $188,196       $172,571
Provision for loan and guarantee losses    12,451        17,400         15,625
Ending balance                           $218,047      $205,596       $188,196

As a percentage of loans and guarantees
   outstanding                               2.14%         2.16%         2.15%

Asset/Liability Management

A key element of CFC's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Interest Rate Risk

CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of total assets. CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the next year. At May 31, 1996 CFC had $199 million in fixed rate assets amortizing or repricing and $343 million in fixed rate liabilities maturing during fiscal year 1997. The difference, $144 million, represents the fixed rate liabilities in excess of the amount required to match fund the fixed rate assets maturing during the next year. CFC's difference of $144 million at May 31, 1996 represents 1.8% of total assets. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily Commercial Paper and Bank Bid Notes, both of which are primarily issued with original maturities under 90 days. CFC funds fixed rate loans with fixed rate Collateral Trust Bonds, Medium-Term Notes, Subordinated Certificates and Members' Equity. With the exception of Subordinated Certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses Commercial Paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

			  INTEREST RATE GAP ANALYSIS
			  (Fixed Assets/Liabilities)
			     As of May 31, 1996

(Dollar Amounts In Millions)
					Over 1 yr.   Over 3 yrs. Over 5 yrs.   Over 10 yrs.
			    Less than   but less     but less     but less      but less     Over
			     1  year   than 3 yrs.  than 5 yrs.  than 10 yrs.  than 20 yrs.  20 yrs.     Total
Assets:
  Loan Amortization
    and repricing             $198.9      $625.5      $466.4       $859.4        $562.3      $126.9     $2,839.4

Total Assets                  $198.9      $625.5      $466.4       $859.4        $562.3      $126.9     $2,839.4
Liabilities and Equity:
  Long-Term Debt              $339.1      $319.6      $162.2       $414.3        $ 52.2      $150.0     $1,437.4
  Subordinated Certificates      4.1        13.8        29.5        444.8         412.9        57.0        962.1
  Equity                           -           -       229.7            -          17.2           -        246.9

Total Liabilities and Equity  $343.2      $333.4      $421.4       $859.1        $482.3      $207.0     $2,646.4

Gap *                        $(144.3)     $292.1      $ 45.0       $  0.3        $ 80.0      $(80.1)    $  193.0

Cumulative Gap               $(144.3)     $147.8      $192.8       $193.1        $273.1      $193.0
Cumulative Gap as a %
	of  Total Assets        1.79%      1.84%       2.39%        2.40%         3.39%       2.40%

  *  Loan amortization/repricing over/(under) debt maturities

Liquidity

CFC is subject to liquidity risk, which includes market factors beyond its control, to the extent cash repayments on its assets are insufficient to cover the cash requirements on maturing liabilities and other sources of funds with which to make debt repayments are not available. For the most part, CFC funds its long-term loans with much shorter term maturity debt instruments. As a result, CFC has to manage its liquidity risk by ensuring that other sources of funding are available to make debt maturity payments. CFC accomplishes this in four ways. First, CFC maintains revolving credit agreements which (subject to certain conditions) allow CFC to borrow funds on terms of up to five years. Second, CFC has maintained investment grade ratings, facilitating access to the capital markets. Third, CFC maintains shelf registrations for Collateral Trust Bonds, Medium-Term Notes and Deferred Subordinated Debentures which (absent market disruptions and assuming CFC remains creditworthy) could be issued at fixed or variable rates (deferred subordinated debentures may only be issued at fixed rates), in sufficient amounts to fund the next 18 to 24 months' funding requirements. Fourth, CFC obtains much of its funding directly from its members and believes this funding is more stable than funding obtained from outside sources. Fifth, CFC holds marketable grantor trust certificates which could be resold in the public or private capital market.

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service ("Moody's"), Standard and Poor Corporation ("S&P") and Fitch Investors Service ("Fitch").

During May 1994, S&P and Fitch upgraded CFC's ratings on Collateral Trust Bonds from AA- to AA and the ratings on Medium-Term Notes, guaranteed lease debt and guaranteed bonds from A+ to AA-. CFC's short-term debt and guarantee ratings from these agencies were reaffirmed at the highest level A-1+ by S&P and F-1+ by Fitch. Moody's reaffirmed CFC's current ratings, and lists CFC's ratings outlook as stable. The following table presents CFC's credit ratings at year-end.

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

At May 31, 1996 and 1995, CFC's members provided 37.4% and 41.7% of total capitalization as follows:

		   MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

																   As of May 31,
(Dollar Amounts In Thousands)                   % of                % of
				      1996     Total      1995      Total

Commercial Paper                  $1,170,039   24.8%   $1,049,474    27.0%
Long-term debt
   (primarily Medium-Term Notes)     338,977   26.0%      366,662    29.2%
Subordinated Certificates          1,207,684  100.0%    1,234,715   100.0%
Members' Equity                      269,641  100.0%      270,221   100.0%

     Total                        $2,986,341           $2,921,072

Percentage of total
   capitalization                       37.4%                41.7%

The total amount of member investments increased by $65.2 million or 2.2% at May 31, 1996, compared to May 31, 1995. Total member investment as a percentage of total capitalization decreased due to the increase in nonmember debt required to fund the growth in loans. Total capitalization at May 31, 1996 was $7,982.8 million, an increase of $979.6 million over the total capitalization of $7,003.2 million at May 31, 1995. When the loan and guarantee loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 39.1% and 43.4% at May 31, 1996 and 1995, respectively.

Historical Results

The following chart provides CFC's key operating results over the last six years.

			  SELECTED KEY FINANCIAL DATA
(Dollar Amounts In Thousands)

				     1996          1995          1994          1993          1992
As of May 31:
Net loans                         $7,728,271    $6,747,124    $5,921,022    $5,112,471    $5,003,095
Total liabilities                 $6,576,764    $5,575,853    $4,740,470    $3,990,298    $3,933,682
Total Subordinated Certificates
   and Members' Equity            $1,477,325    $1,504,936    $1,483,826    $1,473,846    $1,467,791
Guarantees                        $2,249,440    $2,574,922    $2,655,827    $2,813,731    $2,876,074
Leverage ratio (1)                      5.69          5.13          4.63          4.41          4.44
Debt/Equity (2)                         3.63          3.01          2.52          2.24          2.24

For the Years Eended May 31:
Gross margins                     $   78,994    $   78,771    $   61,452    $   70,975    $   87,392
Net margins                       $   49,041    $   45,212    $   33,188    $   38,487    $   44,155
TIER (3)                                1.12          1.13          1.13          1.16          1.14

(1) The leverage ratio is calculated by dividing debt and guarantees out-standing, excluding debt used to fund loans guaranteed by RUS, by the total of Members' Subordinated Certificates and Members' Equity.
(2) The debt/equity ratio is calculated by dividing debt outstanding, excluding debt used to fund loans guaranteed by RUS, by the total of Members' Subordinated Certificates, Members' Equity and the loan and guarantee loss allowance.
(3) TIER is calculated by dividing net margins before extraordinary items plus the cost of funds by the cost of funds.

Financial and Industry Outlook

During the coming year, management expects CFC's borrowers to continue to utilize the variable interest rate programs to a greater extent than the fixed interest rate program. This is due primarily to the positive interest yield curve and due partly to CFC's borrowers diversifying the interest terms on their long-term debt. As the demand for variable interest rate loans increases, either through conversions from the fixed interest rate program or through new loan advances, CFC will continue to match fund these loans as to rate with variable interest rate debt instruments and will continue to redeem, to the extent possible and economically beneficial, its fixed interest rate debt instruments. These variable rate loans at the borrower level typically represent a small portion of the borrower's overall capitalization.

During fiscal year 1996, CFC advanced approximately $626 million to borrowers for the purpose of prepaying their RUS loans. From March 1994, the date final regulations were adopted, through July 1996, CFC has advanced a total of $1,005.8 million to borrowers for the purpose of prepaying their RUS loans.
CFC had an additional $73.9 million in loan commitments to be advanced as the final portion of partial note buyouts, in which initial advances were made during 1996. CFC has been selected as the lender for almost 89% of the RUS debt refinancings. There are applications pending at RUS for an additional $50.4 million of buyouts, in which CFC has been selected as the lender and has approved loan commitments. Future volume of RUS note prepayments will depend on a number of factors including interest rates, tax consequences and possible acquisition or other business opportunities available to the members. CFC does not expect large volumes of prepayment requests to be made at any one time, but believes that there will be a steady stream of activity.

During 1994, two large telecommunications companies, GTE and U.S. West, were in the process of divesting properties in various areas of the country. During fiscal years 1994 and 1995, CFC extended approximately $600 million in loan commitments, through RTFC, to telecommunications members that had submitted bids on these properties. The increase in telephone loans out-standing as of May 31, 1996 was due to the advance of loans for the acquisition of these properties. As of May 31, 1996 a total of $425.6 million has been advanced to RTFC members that had their bids for property accepted by GTE, U.S. West and other independent telecommunication companies. An additional $51.7 million was advanced for this purpose in June 1996. Loan activity to telecommunications members should continue through the next fiscal year, as the remaining telecommunication properties are acquired.
CFC expects the telephone portfolio to continue to grow during fiscal year 1997, but not at the level experienced during fiscal years 1994 and 1995.

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

The Energy Policy Act of 1992 and the FERC 1996 orders and notices of proposed rulemaking have created the potential for increased competition in the whole-sale electric utility market. Although these actions are presently limited to the wholesale electric utility industry, many states and the Congress are considering legislation that may provide the potential for increased competition at the retail electric market level as well.

Assuming legislation is passed which provides for some level of retail competition, the impact of final rules governing subsequent retail competition and provisions for stranded cost recovery, as well as the compatibility of rules and regulations from individual states, cannot be determined at this time. Therefore, the future impact of increased competition on the Company's members cannot be reasonably estimated. The Company believes that the present final form of wholesale regulations and subsequent form of retail regulations, if enacted, may ultimately result in pressures on electric prices. The time frame for such increase in competition, whether at the wholesale or retail level, cannot be determined at this time.

Item 8.  Financial Statements and Supplementary Data.

The Combined Financial Statements, Auditors' Report and Combined Quarterly Financial Results are included on pages 48 through 75 (see Note 12 to Combined Financial Statements for a summary of the quarterly results of CFC's operations).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

				 PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a) Directors
						      Director  Date present
Name                                          Age      since    term expires

J. Chris Cariker (President of CFC)             42      1991      1997
Harold Dycus (Vice President of CFC)            63      1991      1997
Terry Pitchford (Secretary-Treasurer of CFC)    52      1991      1997
Robert J. Bauman                                51      1992      1998
Garry O. Bye                                    53      1991      1997
Glenn English                                   55      1994      1997
Alden J. Flakoll                                62      1996      1999
Nadine Griffin                                  64      1992      1998
Benson Ham                                      62      1995      1998
Gordon J. Hudson                                60      1991      1997
David Hutchens                                  57      1995      1998
George W. Kline                                 67      1993      1999
Paul J. Liess                                   58      1993      1999
Robert H. McClurg                               66      1995      1998
R. Layne Morrill                                56      1995      1998
Robert J. Occhi                                 49      1996      1999
Gerard P. Paolucci                              61      1994      1997
R.B. Sloan Jr.                                  44      1996      1999
Robert Stroup                                   51      1996      1999
Henry Umscheid                                  63      1995      1998
Robert O. Williams                              63      1994      1997
Eldwin Wixson                                   64      1995      1998

(b) Executive Officers

                                                                                   Held present

   Title                                                   Name            Age     office since
President and Director                               J. Chris Cariker       42        1995
Vice President and Director                          Harold Dycus           63        1996
Secretary-Treasurer and Director                     Terry Pitchford        52        1996
Governor and Chief Executive Officer                 Sheldon C. Petersen    43        1995
Senior Vice President and General Counsel            John J. List           49        1980
Senior Vice President of Member Services             Richard B. Bulman      54        1984
Senior Vice President and Chief Financial Officer    Steven L. Lilly        46        1994
Senior Vice President for Strategic Services         David J. Hedberg       45        1995

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

Mr. Bye has been General Manager of East Central Electric Association, Braham, MN, since 1985. He has been a Director for RTFC since February 1994. He is a former member of the North Dakota House of Representatives. He is also a member, and former chairman, of the Minnesota State Board of Electricity and is presently Chairman of the Minnesota Rural Electric Association's Government Affairs Committee.

Mr. English has been Executive Vice President and General Manager of NRECA, Washington, DC, since February 1994. He served in the House of Representatives from 1975 to 1994. He served on the House Agriculture Committee from 1975 to 1994, and was Chairman of the House Agricultural Subcommittee on Environment, Credit and Rural Development in 1989.

Alden J. Flakoll has been Vice President of FEM Electric Association, Inc., Ipswich, SD since 1977. He has been the owner and operator of Flakoll Enterprises, a diversified farming, ranching and feedlot operation, since 1957. He has also been the Chairman of District 4 South Dakota Rural Electric Association Legislative and Resolutions Committee since 1992. He is also President of the South Dakota Outstanding Farmers of America and Secretary-Treasurer of North Central Hereford Association. Mr. Flakoll is a past President of the North Central Livestock Association and past business manager of Wachter School District.

Mrs. Griffin has been a Director of D.S.& O. Rural Electric Cooperative Association, Abilene, KS, since 1987. She is a member of the National Rural Electric Women's Association, and has been a rural electric director for 19 years. She is presently serving as a member of the Board of Directors of the Kansas City Board of Trade. She served as a member of the Kansas Wheat Commission and is a member of the Kansas Association of Wheat Growers. She has been a member of the KEPCO Executive Committee and a former chair on the KEPCO Power supply Planning and Operation Committee.

Mr. Ham has been a Director of Central Georgia Electric Membership Cooperative, Jackson, GA, since 1983. He has also been the managing partner in the law firm of Ham, Jenkins, Wilson & Wangerin, since 1991.
He is a partner in Sleepy Creek Farms, a commercial cow-calf operation established in 1983. He also served for ten years in the Georgia Legislature. He is currently a member of the Monroe County Economic Development Authority. He has served, as President, on the Flint Judicial Circuit Bar Association from 1962 to 1963 and has served on the Board of Governors of the Georgia Bar Association. He currently serves as a member of the Board of Directors of Georgia Transmission Corporation and Georgia Electric Membership Corporation.

Mr. Hudson has owned and operated the Leonard Paul Store, a general store, since 1978. He has sold real estate in the Priest Lake, ID area since 1989. He has been President of Northern Lights, Inc., Sandpoint, ID, since 1984.

Mr. Hutchens has been Executive Director of Alaska Rural Electric Cooperative Association, Anchorage, AK, since January 1979. He was Chairman of Ruralite Services, Inc. from April 1993 to April 1995 and a past President of the Rural Electric Statewide Managers Association. He was an instructor at Hardin-Simmons University during 1962 and an Oklahoma State Legislator from 1964 to 1970.

Mr. Kline has been a Director of Trico Electric Cooperative, Tucson, AZ, since 1988. He has been Vice President of Grand Canyon State Electric Cooperative Association since 1992. He was a part-time Magistrate for the town of Marana, AZ, from 1983 to 1993.

Mr. Liess has been General Manager of Twin Valleys Rural Public Power District, Cambridge, NE, since 1978. He has been an alternate Director of the Nebraska Rural Electric Association ("NREA") and the Nebraska Electric Generation and Transmission Cooperative, Inc. since 1979. He has been chairman of the Nebraska ACRE Board since 1991 and Vice-Chairman of the NREA Credit Union
Board since 1989. He is a member and one of five original founders of Five District Joint Venture, developers of Rural Power Manager Software. Mr.
Liess has been a member of the Board of Governors of the Central Community College since 1989. He is a member of the Board of Directors of the Central Plains Technical and Business Development Center and Chairman of the Cambridge Economic Development Board.

Mr. McClurg has been a Director of NRECA, Washington, DC since, 1982 and President since 1995. He has been a Director of Wyoming Rural Electric Association since 1974 and a Director of the Tri-State G&T, Denver, CO, since 1990. He is a former Director of Central Bank and Trust.

Mr. Morrill has been a Director, and is currently Secretary-Treasurer, of White River Valley Electric Cooperative, Inc., Branson, MO, since 1976. He is also a Director of KAMO Electric Cooperative. He has been President of Shepherd of the Hills Realty Co., Inc., since 1967 and President of Shepherd of the Hills Properties Inc., since 1967. He is also a Director of the Bank of Kimberling City and of Rural Missouri Cable T.V. Inc. He has been President of the Kimberling City Water Company since 1982.

Mr. Occhi has been Executive Vice President and General Manager of Coast Electric Power Association, Bay St. Louis, MS since 1986. He has been a Director of the South Mississippi Electric Power Association since 1986 and second Vice President of the Electric Power Associations of Mississippi since 1995. He is also a Director of the Mississippi Council of Farmer Cooperatives and of the Greater Biloxi Economic Development Foundation, and a past Director of Mississippi Economic Council.

Mr. Paolucci has been General Manager of Morrow Electric Cooperative, Inc. Mount Gilead, OH, Inc., since 1977. In 1996, Morrow Electric Cooperative merged with Deleware Rural Electric and Mr. Paolucci became President of Consolidated Electric Cooperative, Inc. He has been President of Astrostar, Inc. since it was established in 1986. In addition he is a past Chair of the United Utility Supply Cooperative Corporation and has served as its Vice Chairman. He is also a past Trustee for Buckeye Power, Inc.

Mr. Sloan has been Executive Vice President and General Manager of Crescent Electric Membership Corporation, Statesville, North Carolina since 1989. He has been a member of the boards of North Carolina Electric Membership Corporation since 1989, North Carolina Association of Electric Cooperatives since 1989, Tarheel Electric Membership Association since 1989, and was Chairman of the North Carolina Rural Electrification Authority from 1987 to 1993. He is also the past Chairman of the National Association of Counties' Rural Development Committee and the past Chairman of the Greater Statesville Chamber of Commerce.

Mr. Stroup owns a construction and design company and has been Vice President of Shelby County REMC, Shelbyville, IN since 1994. He has been a Director of Hoosier Energy REC since 1992 and of the Indiana Statewide Association of Rural Electric Cooperatives since 1993. He is also a member of the Marietta Volunteer Fire Department and the Shelby County Chamber of Commerce.

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

Mr. Wixson has been a Director of New Hampshire Electric Cooperative, Inc., Plymouth, NH, since June 1986 and President (now retitled Chair) of the Board of Directors since June 1992. Mr. Wixson has been a professor of mathematics at Plymouth State College, of the University System of New Hampshire, since 1966 and Interim Dean from July 1994 to June 1995. He also has been Chair of the Board of Directors of the Community Guaranty Savings Bank since 1988 and served as a Director of the Speare Memorial Hospital since 1986. Previously, he was the principal-controlling partner of the Plymouth Pharmacy from 1979 to 1982 and was a Maine dairy farmer from 1956 to 1963.

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

Mr. Hedberg joined CFC as Director of Rates and Special Projects in 1981. He became Senior Vice President of Strategic Services on June 1, 1995.

(f)     Involvement in Certain Legal Proceedings.

	None to the knowledge of CFC.

(g)     Promoters and control persons.

	Inapplicable.

Item 405. Compliance with Section 16 (a) of the Exchange Act.

Inapplicable.

Item 11.  Executive Compensation

The Summary Compensation Table below sets forth the aggregate renumeration for services in all capacities to CFC, on an accrual basis, for the three years ended May 31, 1996, 1995 and 1994 to the named executive officers. The named executive officers include the CEO and the next four most highly compensated executive officers serving at May 31, 1996, with salary and bonus for fiscal year 1996 in excess of $100,000.


			Summary Compensation Table

						   Annual Compensation      Long-Term Compensation
									     Awards        Payouts
							    Other    Restricted  Options/                                                   All
							   Annual      Stock      SARs      LTIP         Other
Name and Principal Position     Year    Salary     Bonus   Comp (1)   Award(2)   (#)(2)   Payouts(2)    Comp(3)
Sheldon C. Petersen             1996    256,250    4,231       -         -         -         -          17,717
   Governor and Chief           1995    185,257    1,911                                                21,715
   Executive Officer

Richard B. Bulman               1996    180,101    3,357       -         -         -         -          13,395
  Senior Vice President of      1995    173,179    3,243       -         -         -         -          18,274
  Member Services               1994    167,184    3,073       -         -         -         -          16,115

John J. List                    1996    155,581    2,464       -         -         -         -          15,742
  Senior Vice President and     1995    149,621    2,574       -         -         -         -           9,876
  General Counsel               1994    144,405    2,515       -         -         -         -          10,101

Steven L. Lilly                 1996    176,154   13,284       -         -         -         -          16,612
  Senior Vice President and     1995    169,331    3,173       -         -         -         -          12,336
  Chief Financial Officer       1994    138,884    2,006       -         -         -         -           9,460

David J. Hedberg                1996    138,230    2,458       -         -         -         -          11,261
  Senior Vice President for     1995    109,548    1,901       -         -         -         -           9,588
  Strategic Services


(1) Reportable perquisites and other personal benefits do not exceed the lesser of $50,000 or 10% of salary and bonus. All other items reportable under this column are not applicable to CFC.
(2)  Not applicable to CFC.
(3) Amounts for fiscal years, 1996, 1995 and 1994 include; $13,192 and $19,039 related to leave accruals and $4,525 and $2,676 related to CFC contributions to a savings plan for Mr. Petersen; $9,794, $14,811 and $12,771 related to leave accruals and $3,601, $3,463 and $3,344 related to CFC contributions to a savings plan for Mr. Bulman; $12,632, $6,886 and $7,213 related to leave accruals and $3,110, $2,990 and $2,888 related to CFC contributions to a savings plan for Mr. List; $13,089, $8,949 and $6,682 related to leave accruals and $3,523, $3,387 and $2,778 related to CFC contributions to a savings plan for Mr. Lilly; $8,491 and $7,303 related to leave accruals and $2,770 and $2,285 related to CFC contributions to a savings plan for Mr. Hedberg.

Defined Benefit or Actuarial Plan Disclosure

NRECA maintains the Retirement and Security Program entitling CFC employees to receive, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. As of May 31, 1996, the number of years of service credited and the compensation covered under the program, respectively, for the officers listed above was as follows: Steven L. Lilly-11 years 3 months, $136,876; John Jay List-23 years 1 month, $143,892; Richard B. Bulman-15 years 9 months, $164,660; Sheldon C. Petersen-12 years 5 months, $123,899; and David J. Hedberg-14 years, $106,684.

			      Pension Plan Table
			       Years of Services
   Average base salary    5       10       15        20       25        30

      $100,000        $ 9,500 $ 19,000 $ 28,500  $ 38,000  $ 47,500  $ 57,000
       125,000         11,875   23,750   35,625    47,500    59,375    71,250
       150,000         14,250   28,500   42,750    57,000    71,250    85,500
       175,000         16,625   33,250   49,875    66,500    83,125    99,750
       200,000         19,000   38,000   57,000    76,000    95,000   114,000
       225,000         21,375   42,750   64,125    85,500   106,875   118,800*
       250,000         23,750   47,500   71,250    95,000   118,750   118,800*
       275,000         26,125   52,250   78,375   104,500   118,800*  118,800*

* The Tax Reform Act of 1984 places a cap on maximum salary used to compute retirement benefits and maximum yearly benefit. For calendar year 1996, the salary cap is $150,000 (the cap represents the amount of salary for 1996 that may be used in the computation of the average base salary) and the benefits cap is $118,800.

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

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Pursuant to an employment agreement effective as of March 1, 1996, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through February 28, 2001 (with automatic one-year extensions unless either party objects) at no less than his current compensation (March 1, 1996) plus such bonus (if any) as may be awarded him. Certain payments have been agreed to in the event of Mr. Peterson's termination other than for cause, for eample, Mr. Petersen leaving for good reason, disability or termination of his employment due to death.

Pursuant to a separate employment agreement effective as of the same date, RTFC has agreed to employ Mr. Petersen for the same term. As compensation, RTFC must credit to a deferred compensation account on January 1 of each year of the term $30,000. Interest will be credited to the account on December 31 of each such year at a rate equal to CFC's 20-year Medium-Term Note rate on that date. If Mr. Petersen's employment is terminated by RTFC other than for cause, or by Mr. Petersen for good reason, or by his death or disability, the account will be deemed continued for the remainder of the term of employment (but in no event less than six months nor more than a year), interest will be credited on a proportional basis for the calendar year during which the continuation ends and the balance in the account will be paid to Mr. Petersen in a lump sum.

Compensation Committee Interlocks and Insider Participation

During the year ended May 31, 1996 the following directors and former directors of CFC served as members on the Executive Committee of the Board of Directors (which functions as the Board's compensation committee):

	   Robert J. Bauman

	   Bill Bertram (Former Director of CFC)

	   J. Chris Cariker ( President of CFC)

	   Garry Bye (Former Vice President of CFC)

	   Harold I. Dycus  (Vice President of CFC)

	   Ralph L. Loveless (Former Director and Secretary-Treasurer of CFC)

	   Terry Pitchford (Secretary-Treasurer of CFC)

	   Paul J. Liess

	   Gordon J. Hudson

	   Benson Ham

Other than those mentioned above, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Inapplicable.

Item 13.  Certain Relationships and Related Transactions.

(a), (b) and (c) At May 31, 1996, CFC had commitments for long- and intermediate-term loans aggregating $678 million and $29 million, respectively, and committed lines of credit aggregating $230 million, to member systems, excluding NCSC, RTFC and GFC, of which executive officers or directors of CFC are members, employees, officers or directors. At
May 31, 1996, $504 million and $23 million of advances were outstanding with respect to such long- and intermediate-term loans, respectively, and $18 million was outstanding under such lines of credit. At May 31, 1996, CFC had guaranteed $477 million of contractual obligations of such members. CFC had outstanding guarantees of certain contractual obligations in the amount of $570 million at May 31, 1996, on behalf of NCSC. At May 31, 1996, advances outstanding with respect to such long-term loans were $48 million for NCSC. Such loans and guarantees were made in the ordinary course of CFC's business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other members and did not involve more than normal risk of uncollectibility or present other unfavorable features. It is anticipated that, consistent with its loan and guarantee policies in effect from time to time, additional loans and guarantees will be made by CFC to member systems and trade and service organizations of which officers or directors of CFC are members, employees, officers or directors. In light of its cooperative nature, pursuant to which CFC was established for the very purpose of extending financing to its members (from whose ranks its directors must be drawn), CFC is of the view that no purpose would be served by including detailed information with respect to specific loans and guarantees to members with which any of its directors are affiliated.

(d)     Inapplicable.

				    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Documents filed as a part of this report.

       1. Financial statements
								      Page

	Report of Independent Public Accountants                        48
	Combined Balance Sheets                                         49
	Combined Statements of Income, Expenses and Net Margins         51
	Combined Statements of Changes in Members' Equity               52
	Combined Statements of Cash Flows                               53
	Notes to Combined Financial Statements                          54


       2. Financial statement schedules
								      Page
       Note 12 to Combined Financial Statements "Combined Quarterly
       Financial Results"                                               75

All other schedules are omitted because they are not required or inapplicable or the information is included in the financial statements or notes thereto.

       3.  Exhibits

	   3.1  -   Articles of Incorporation.  Incorporated by reference to
		    Exhibit 3.1 to Registration Statement No. 2-46018, filed
		    October 12, 1972.
	   3.4  -   Amendments to Bylaws as approved by CFC's Board of
		    Directors and members on February 28, 1995, and a copy of
		    the Bylaws as amended.  Incorporated by reference to
		    Exhibit 3.4 from CFC's Form 10-K filed August 29, 1995.
	   4.1  -   Form of Capital Term Certificate.  Incorporated by
		    reference to Exhibit 4.3 Registration Statement No.
		    2-46018 filed October 12, 1972.
	   4.2  -   Indenture dated as of February 15, 1994, between the
		    Registrant and First Bank National Association, trustee.
		    Incorporated by reference to Exhibit 4.3 from the report
		    on Form 8-K filed by CFC on June 14, 1994.
	   4.3  -   Revolving Credit Agreements dated February 28, 1995.
		    Incorporated by reference to Exhibit 4.3 from CFC's
		    quarterly report on Form 10-Q filed April 3, 1995.
	   4.4  -   The first amendment to the February 28, 1995 revolving
		    credit agreements dated February 27, 1996.
	   4.5  -   Revolving Credit Agreement dated April 30, 1996.
		-   Registrant agrees to furnish to the Commission a copy of
		    all other instruments defining the rights of holders of its long-term debt upon request.

	   Management Contracts and Compensatory Plans and Arrangements.

	  10.1  -   Plan Document for CFC deferred compensation program.
		    Incorporated by reference to Exhibit 10 to Registration
		    Statement No. 2-70355, filed December 23, 1980.
	  10.2  -   Employment Contract between CFC and Sheldon C. Petersen,
		    dated as of March 1, 1996.
	  10.3  -   Supplemental Benefit Agreement between RTFC and Sheldon C.
		    Petersen, dated as of March 1, 1996.
	  12    -   Computations of ratio of margins to fixed charges.
	  23    -   Consent of Arthur Andersen LLP
	  27    -   Financial Data Schedules

	(b)  Reports on Form 8-K.

	     Item 5 on March 29, 1996 - Filing of Underwriting Agreement for
	     Bond Issue.

				     SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 27th day of August, 1996.

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

	       Signature                        Title                   Date

     /s/  SHELDON C. PETERSEN      Governor and Chief Executive
	  Sheldon C. Petersen        Officer


     /s/  STEVEN L. LILLY          Senior Vice President and
	  Steven L. Lilly            Chief Financial Officer


    /s/  ANGELO M. SALERA          Controller (Principal
	  Angelo M. Salera           Accounting Officer)


    /s/  J. CHRIS CARIKER          President and Director
	 J. Chris Cariker


    /s/  HAROLD DYCUS              Vice President and Director
	  Harold Dycus


    /s/  TERRY PITCHFORD           Secretary-Treasurer and
	 Terry Pitchford            Director                   August 27, 1996


    /s/  ROBERT J. BAUMAN          Director
	 Robert J. Bauman


    /s/  GARRY O. BYE              Director
	 Garry O. Bye


    /s/  GLENN ENGLISH             Director
	 Glenn English


    /s/  ALDEN J. FLAKOLL          Director
	 Alden J. Flakoll

	   Signature                  Title                           Date

    /s/ NADINE GRIFFIN             Director
	Nadine Griffin

    /s/ BENSON HAM                 Director
	Benson Ham

    /s/ GORDON J. HUDSON           Director
	Gordon J. Hudson


    /s/ DAVID HUTCHENS             Director
	David Hutchens


    /s/ GEORGE W. KLINE            Director
	George W. Kline


    /s/ PAUL J. LIESS              Director            August 27, 1996
	Paul J. Liess


    /s/ ROBERT H. McCLURG          Director
	Robert H. McClurg


    /s/ R. LAYNE MORRILL           Director
	R. Layne Morrill


   /s/ ROBERT J. OCCHI             Director
	Robert J. Occhi


   /s/ GERARD P. PAOLUCCI          Director
       Gerard P. Paolucci


    /s/ RILEY SLOAN, JR            Director
	Riley Sloan, Jr.


    /s/ ROBERT STROUP              Director
	Robert Stroup


   /s/ HENRY UMSCHEID              Director
       Henry Umscheid


  /s/ ROBERT O. WILLIAMS           Director
      Robert O. Williams


   /s/ ELDWIN WIXSON               Director
       Eldwin Wixson

		    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





NATIONAL RURAL UTILITIES COOPERATIVE
       FINANCE CORPORATION:


We have audited the accompanying combined balance sheets of National Rural Utilities Cooperative Finance Corporation (a not-for-profit corporation under the District of Columbia Cooperative Association Act) and other related entities ("Companies") as discussed in Note 1 as of May 31, 1996 and 1995, and the related combined statements of income, expenses and net margins,
changes in members' equity and cash flows for the years then ended.   These
financial statements are the responsibility of the Companies' management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of National Rural Utilities Cooperative Finance Corporation and other related entities as of May 31, 1996 and 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



							 ARTHUR ANDERSEN LLP

Washington, D. C.
July 16, 1996

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

			 COMBINED BALANCE SHEETS

		     (Dollar Amounts In Thousands)

			 May 31, 1996 and 1995

				 ASSETS


						 1996           1995

CASH                                        $   31,368     $   26,309

CERTIFICATES OF DEPOSIT                         25,000         30,000

DEBT SERVICE INVESTMENTS,                       40,907         32,740

LOANS TO MEMBERS, net                        7,728,271      6,747,124

RECEIVABLES                                     84,600         87,638

FIXED ASSETS, net                               33,576         36,807

DEBT SERVICE RESERVE FUNDS                     102,512        114,094

OTHER ASSETS                                     7,855          6,077

					    $8,054,089     $7,080,789


The accompanying notes are an integral part of these combined financial statements.

	 NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		       COMBINED BALANCE SHEETS

		   (Dollar Amounts In Thousands)

		       May 31, 1996 and 1995

		  LIABILITIES AND MEMBERS' EQUITY



						   1996            1995

NOTES PAYABLE, due within one year              $2,471,552      $1,812,570

ACCOUNTS PAYABLE                                    16,591          16,705

ACCRUED INTEREST PAYABLE                            40,819          39,343

LONG-TERM DEBT                                   4,033,881       3,685,682

OTHER LIABILITIES                                   13,921          21,553

COMMITMENTS, GUARANTEES AND CONTINGENCIES

MEMBERS' SUBORDINATED CERTIFICATES:
	Membership Subscription Certificates       638,440         637,129
	Loan and Guarantee Certificates            569,244         597,586

		Total Members' Subordinated
		   Certificates                  1,207,684       1,234,715

MEMBERS' EQUITY                                    269,641         270,221

Total Members' Subordinated Certificates
   and Members' Equity                           1,477,325       1,504,936

						$8,054,089      $7,080,789


The accompanying notes are an integral part of these combined financial statements.


	  NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	   COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

		      (Dollar Amounts In Thousands)

	    For the Years Ended May 31, 1996, 1995 and 1994



						      1996         1995         1994

OPERATING INCOME-Interest on loans to members       $505,073     $440,109     $324,682
	Less-Cost of funds                           426,079      361,338      263,230

		Gross operating margin                78,994       78,771       61,452

EXPENSES:
	General, administrative and loan processing   19,686       19,568       16,668
	Provision for loan and guarantee losses       12,451       17,400       15,625

		Total expenses                        32,137       36,968       32,293

		Operating margin                      46,857       41,803       29,159

NONOPERATING INCOME                                    3,764        3,409        4,029

NET MARGINS BEFORE EXTRAORDINARY LOSS                 50,621       45,212       33,188

EXTRAORDINARY LOSS                                    (1,580)           -            -

NET MARGINS                                         $ 49,041     $ 45,212     $ 33,188



The accompanying notes are an integral part of these combined financial statements.



	    NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	       COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

		       (Dollar Amounts In Thousands)

		For the Years Ended May 31, 1996, 1995 and 1994


							Patronage
						   Capital Allocated
											  General
							      Education    Unallocated    Reserve
				    Total      Memberships      Fund         Margins       Fund      Other
Balance as of May 31, 1993         $258,299      $1,247       $ 312       $  2,289       $  488   $ 253,963
  Retirement of Patronage Capital   (29,459)          -           -              -         (295)    (29,164)
  Net Margins - Allocated            33,188           -          13              -          302      32,873
  Other                              (1,060)         92           -              -            -      (1,152)

Balance as of May 31, 1994          260,968       1,339         325          2,289          495     256,520
  Retirement of Patronage Capital   (34,184)          -           -              -         (177)    (34,007)
  Net Margins - Allocated            45,212           -          50              -          180      44,982
  Other                              (1,775)         44           -              -            -      (1,819)

Balance as of May 31, 1995          270,221       1,383         375          2,289          498     265,676
  Retirement of Patronage Capital   (48,313)          -           -              -         (152)    (48,161)
  Net Margins - Allocated            49,040           -         101              -          155      48,784
  Other                              (1,307)         41           -              -            -      (1,348)

Balance as of May 31, 1996         $269,641     $ 1,424       $ 476       $  2,289       $  501    $ 264,951



	The accompanying notes are an integral part of these combined financial statements.

	    NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		      COMBINED STATEMENTS OF CASH FLOWS

			(Dollar Amounts In Thousands)

		For the Years Ended May 31, 1996, 1995 and 1994


								     1996          1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net margins                                                       $49,041     $ 45,212     $  33,188
  Add (deduct):
     Provision for loan and guarantee losses                         12,450       17,400       15,625
     Depreciation                                                     1,247        2,359        1,553
     Amortization                                                    (7,315)     (15,940)     (15,915)
  Add (deduct) changes in accrual accounts:
     Receivables                                                      7,987       (2,880)      (4,263)
     Accounts payable                                                  (114)      (1,824)         613
     Accrued interest payable                                         1,476        3,746      (12,225)
     Other                                                           (5,187)       6,002       15,975

     Net cash flows provided by operating activities                 59,585       54,075       34,551

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made on loans                                         (3,774,427)  (3,619,998)  (2,382,839)
  Principal collected on loans                                    2,780,830    2,776,496    1,558,662
  Investment in fixed assets                                          1,984         (448)      (8,494)

     Net cash flows used in investing activities                   (991,613)    (843,950)    (832,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable, net                                                658,999      604,595    1,104,351
  Marketable securities                                               5,000      (30,000)           -
  Debt service investments, net                                      (8,167)         928       11,944
  Proceeds from issuance of long-term debt                          794,836      476,233      172,293
  Payments for retirement of long-term debt                        (446,521)    (232,798)    (512,849)
  Proceeds from issuance of Members' Subordinated Certificates       18,457       30,156       34,088
  Payments for retirement of Members' Subordinated Certificates     (39,365)     (19,603)     (15,868)
  Payments for retirement of patronage capital                      (46,152)     (35,495)     (29,121)

		Net cash flows provided by financing activities     937,087      794,016      764,838

NET CASH FLOWS                                                        5,059        4,141      (33,282)
BEGINNING CASH                                                       26,309       22,168       55,450
ENDING CASH                                                       $  31,368   $   26,309   $   22,168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	Cash paid during year for interest expense                $ 427,846    $ 360,308    $ 269,959

The accompanying notes are an integral part of these combined financial statements.

	       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

			NOTES TO COMBINED FINANCIAL STATEMENTS

			     May 31, 1996, 1995 and 1994

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

CFC's 1,051 members as of May 31, 1996, included 903 Utility Members, virtually all of which are consumer-owned cooperatives, 74 service members and 74 associate members. The Utility Members included 838 distribution systems and 65 generation and transmission ("power supply") systems operating in 46 states and U.S. territories. At December 31, 1994, CFC's member systems served approximately 12.2 million consumers, representing service to an estimated 32.0 million ultimate users of electricity, and owned approximately $66.5 billion (before depreciation of $19.4 billion) in total utility plant.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing and/or arranging financing for its rural telecommunication members and affiliates. RTFC's bylaws require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. CFC is the sole source of funding for RTFC. As of May 31, 1996, RTFC had 425 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing a source of funds for its members to refinance their RUS guaranteed debt previously held by the Federal Financing Bank. All trust certificates held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. CFC is the sole source of funding for GFC. GFC had four members other than CFC at May 31, 1996. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

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

As of May 31, 1996, CFC had committed to lend RTFC up to a total of $2.4 billion to fund loans to its members and their affiliates. As of the same date, RTFC had outstanding loans and unadvanced loan commitments totaling $1,465.5 million. RTFC's net margins are allocated to RTFC borrowers.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Summary financial information relating to RTFC included in the combined financial statements is presented below:

   As of May 31:                                           1996        1995
   (Dollar Amounts In Thousands)

   Outstanding loans to members and their affiliates    $ 975,269    $ 883,463
   Total assets                                         1,079,920      985,381
   Notes payable to CFC                                   966,690      883,463
   Total liabilities                                      981,790      892,717
   Members' Equity (1) and Subordinated Certificates       98,130       92,664

   For the years ended May 31:                 1996        1995        1994
   (Dollar Amounts In Thousands)

   Operating income                          $64,674      $54,639      $28,825
   Net margins                                 8,543        7,527        4,545


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

As of May 31, 1996, CFC had loaned GFC $411.4 million to fund the purchase of RUS guaranteed trust certificates from CFC. Summary financial information relating to GFC included in the combined financial statements is presented below:

   As of May 31:                             1996          1995
   (Dollar Amounts In Thousands)

   Outstanding loans to members            $411,373      $421,665
   Total assets                             429,177       442,878
   Notes payable to CFC                     415,414       427,875
   Total liabilities                        427,079       440,410
   Members' Equity (1)                        2,098         2,468

   For the years ended May 31:               1996          1995          1994
   (Dollar Amounts In Thousands)

   Operating income                         $28,064       $28,494       $16,667
   Net margins (1)                            2,701         3,235         1,831

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

(iii) For other reasons, timely repayment of principal or interest is not expected.

(e)  Allowance for Loan and Guarantee Losses

CFC maintains an allowance for loan and guarantee losses at a level believed to be adequate in relation to the credit quality and size of its loans and guarantees outstanding. It is CFC's policy to review periodically its loans and guarantees and to make adjustments to the allowance as necessary. The allowance is based on estimates, and accordingly, actual loan and guarantee losses may differ from the allowance amount.

Activity in the allowance account is summarized as follows for the years ended May 31:

					      1996         1995        1994
					       (Dollar Amounts In Thousands)

  Balance at beginning of year               $205,596    $188,196     $172,571
  Provision for loan and guarantee losses      12,451      17,400       15,625
  Balance at end of year                     $218,047    $205,596     $188,196

(f)  Fixed Assets

Buildings, aircraft, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $8.0 million and $7.7 million as of May 31, 1996 and 1995, respectively. Depreciation and amortization expenses ($1.2 million, $2.4 million and $1.6 million in fiscal years 1996, 1995 and 1994, respectively) are computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.


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

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(i)  Accounting by Creditors for Impairment of a Loan

In May 1993, the Financial Accounting Standards Board (the "FASB") released Statement No. 114, "Accounting by Creditors for Impairment of a Loan." The statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, observable market value or the fair value of the collateral. In October 1994, the FASB released Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The statement amends FASB Statement No. 114 by eliminating the interest income recognition provisions and changing the disclosure requirements. Both statements were required to be implemented in fiscal years beginning after December 15, 1994 and apply to loans that are, or become impaired, based on the provisions of FASB Statement No. 114, or that have certain restructuring agreements executed on or after the implementation date. CFC implemented these statements as of May 31, 1996. The implementation of these statements did not have a material impact on CFC's financial statements.

(j)  Employers' Accounting for Postemployment Benefits

CFC has implemented FASB Statement No. 112, "Employers' Accounting for Post-employment Benefits." The statement requires accrual accounting for employee benefits that are paid after the termination of active employment but prior to retirement. The implementation of this statement did not have a material impact on CFC's financial statements.

(k)  Accounting for Certain Investments in Debt and Equity Securities

CFC has implemented FASB Statement No. 115, "Accounting for Certain Invest-ments in Debt and Equity Securities." The CFC investments covered by this statement, at May 31, 1996, include the certificates of deposit and the debt service investments. These items have been recorded at amortized cost, due to the Company's intent and ability to hold all investments to maturity.

(l) Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments

In October 1994, the FASB released Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This statement requires disclosure about the amounts, nature and terms of derivative financial instruments. The statement must be implemented for fiscal years ending after December 15, 1994. CFC implemented this statement as of May 31, 1995. CFC is neither a dealer nor a trader in derivative financial instruments. CFC uses interest rate exchange agreements to help manage its interest rate risk.

(m) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the assets and liabilities and the revenue and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. While the Company uses its best estimates and judgements based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.

CFC does not believe it is vulnerable to the risk of a near term severe impact as a result of any concentrations of its activities.

(n)  Memberships

Members are charged a one-time membership fee based on member class. CFC distribution system members (Class A), power supply system members (Class B), national associations of cooperatives (Class D) and associate members
(Class E) all pay a $1,000 membership fee. CFC service organization members (Class C) pay a $200 membership fee. RTFC voting members pay a $1,000 member-ship fee and non-voting members pay a $100 membership fee. All GFC members pay a $1,000 membership fee. Membership fees are accounted for a members equity.

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(o)  Reclassifications

Certain reclassifications of prior year amounts have been made to conform with fiscal year 1996 presentation.

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

							    1996                                 1995
							   Weighted                            Weighted
(Dollar Amounts In Thousands)                              Average                              Average
						 Loans     Interest  Unadvanced      Loans     Interest   Unadvanced
					      Outstanding   Rates   Commitments(A) Outstanding   Rates   Commitments(A)
Long-term fixed rate secured loans (B):
  Distribution Systems                         $2,380,587    7.29%   $   36,117    $1,645,551    7.68%   $   10,389
  Power Supply Systems                            247,556    7.71%        1,214       253,208    7.68%        1,214
  Telecommunication Organizations                 134,497    8.66%            -       141,144    8.98%            -
  Service Organizations (C)                        77,205    8.03%        3,140        81,521    9.27%        2,600
  Associate Members                                 1,542   10.25%            -         1,569   10.25%            -

   Total long-term fixed rate secured loans     2,841,387    7.41%       40,471     2,122,993    7.83%       14,203

Long-term variable rate secured loans (D):
  Distribution Systems                          2,717,494    6.45%      839,861     2,553,590    6.50%      730,453
  Power Supply Systems                            202,249    6.45%      626,926       191,967    6.50%      512,598
  Telecommunication Organizations                 764,911    6.55%      202,971       704,427    6.64%      130,627
  Service Organizations (C)                        46,376    6.45%       71,400        53,332    6.50%       67,887
  Associate Members                                47,541    6.19%       38,979        42,561    6.20%       39,959

   Total long-term variable rate secured loans  3,778,571    6.47%    1,780,137     3,545,877    6.52%    1,481,524

Refinancing variable rate loans guaranteed by RUS:
  Power Supply Systems                            416,637    6.47%            -       429,129    7.27%            -

Intermediate-term secured loans:
  Distribution Systems                              4,831    6.60%        2,300         4,176    6.85%        2,300
  Power Supply Systems                             53,614    6.60%      168,123        40,237    6.85%      158,759
  Service Organizations                            27,652    6.60%        9,384        11,429    6.85%        3,705

   Total intermediate-term secured loans           86,097    6.60%      179,807        55,842    6.85%      164,764

Intermediate-term unsecured loans:
  Distribution Systems                             16,019    6.45%       41,572        11,392    6.50%       17,693
  Power Supply Systems                             28,957    6.45%       67,190        47,443    6.50%        3,856
  Telecommunication Organizations                  12,048    6.80%        8,501         3,255    7.54%        2,370

   Total intermediate-term unsecured loans         57,024    6.52%      117,263        62,090    6.56%       23,919

Short-term unsecured loans (E):
  Distribution Systems                            409,664    6.60%     2,191,156       445,962   6.85%    2,032,220
  Power Supply Systems                             25,763    6.60%       930,710        10,267   6.85%    1,042,205
  Telecommunication Organizations                  63,813    7.15%       278,811        34,637   7.60%      198,636
  Service Organizations                            23,467    6.60%        77,499        25,653   6.85%       46,787
  Associate Members                                 9,240    6.60%        15,685         7,651   6.85%       13,524

   Total short-term loans                         531,947    6.67%     3,493,861       524,170   6.90%    3,333,372

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

							      1996                                 1995
							    Weighted                              Weighted
(Dollar Amounts In Thousands)                               Average                               Average
						 Loans      Interest    Unadvanced      Loans    Interest  Unadvanced
					      Outstanding    Rates    Commitments(A) Outstanding  Rates  Commitments(A)
Nonperforming loans (F):
  Distribution Systems                         $    1,739    7.20%    $        -      $  1,830   7.21%   $        -
  Power Supply Systems                             23,555    6.48%             -        25,811   6.57%            -

    Total nonperforming loans                      25,294    6.53%             -        27,641   6.61%            -

Restructured loans (G):
  Distribution Systems                              2,576   18.37%             -         2,654  18.37%            -
  Power Supply Systems                            205,074    9.13%             -       180,521   9.01%       20,000
  Service Organizations                             1,711    6.45%             -         1,803   6.50%            -
  Total restructured loans                        209,361    9.22%             -       184,978   9.12%       20,000

     Total loans                                7,946,318    6.85%      5,611,539    6,952,720   7.01%     5,037,782

Less: Allowance for Loan and Guarantee
		 Losses                           218,047                      -       205,596                    -

		Net loans                      $7,728,271              $5,611,539   $6,747,124            $5,037,782

(A) Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. CFC may require additional information to assure itself that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the documents supplied to CFC. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for lending on commitments are identical to those for advanced loans. Long-term un-advanced commitments that do not have an interest rate associated with the commitment have been listed under the variable rate. Rates, fixed or variable, are set at the time of the advance on the amount of the advance.

(B) Generally, long-term fixed rate secured loans provide for a fixed interest rate for terms of one to 30 years. Upon expiration of the term, the borrower may select another fixed rate term of one to 30 years (but not beyond maturity of the loan) or a variable rate. The borrower may select either option or may repay to CFC the principal then out-standing together with interest due thereon and other sums, if required. Includes $198.3 million of unsecured loans at May 31, 1996.

(C) CFC had loans outstanding to National Cooperative Services Corporation ("NCSC") in each of the periods shown. Long-term fixed rate loans out-standing to NCSC as of May 31, 1996 and 1995, were $31.8 million and $48.5 million, respectively. In addition, as of May 31, 1996 and 1995, CFC had unadvanced loan commitments to NCSC in the amount of $15.4 million and $12.3 million, respectively.

(D) Includes $84.6 million and $41.4 million of unsecured loans at May 31, 1996 and 1995.

(E) Includes $92.7 million and $30.9 million of secured loans at May 31, 1996 and 1995.

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

          	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Loans outstanding, by state or U.S. territory, are summarized below:

(Dollar Amounts In Thousands)

                   	       May 31,                             May  31,
State                  1996      1995        State        1996         1995

Alabama            $  137,433  $ 136,143    Nevada          $  9,131  $   7,495
Alaska                114,247    110,753    New Hampshire    246,332     31,576
Arizona                85,182     79,590    New Jersey         6,216      5,564
Arkansas              226,489    226,798    New Mexico        96,213    109,505
California             24,301     17,358    New York          11,260     10,843
Colorado              288,642    286,242    North Carolina   270,284    241,349
Delaware               16,888     17,201    North Dakota      44,257     13,800
District of Columbia   96,052     92,656    Ohio              97,932     87,321
Florida               348,651    320,177    Oklahoma         273,356    251,804
Georgia               631,225    515,767    Oregon           151,918    142,404
Idaho                  56,535     41,856    Pennsylvania      85,352     83,100
Illinois              483,737    470,160    South Carolina   301,760    273,099
Indiana               112,134    109,180    South Dakota      48,402     42,831
Iowa                  164,604    143,016    Tennessee         79,494     58,730
Kansas                237,778    240,366    Texas            871,775    727,320
Kentucky              168,449    171,736    Utah             173,323    149,752
Louisiana             144,644    125,088    Vermont           64,250     66,724
Maine                  51,344     65,540    Virgin Islands    57,214     52,081
Maryland               87,992     77,588    Virginia         166,493    170,400
Michigan               85,663     74,255    Washington        77,737     77,320
Minnesota             332,664    230,301    West Virginia      1,022      1,038
Mississippi           202,363    183,239    Wisconsin        138,398     92,354
Missouri              279,058    248,846    Wyoming          105,240    102,569
Montana               169,863    146,572      Total       $7,946,318 $6,952,720
Nebraska               23,021     23,313

Weighted average interest rates earned (recognized in the case of nonperforming and restructured loans) on all loans outstanding are summarized below:

					     For the Years Ended May 31,
					      1996     1995       1994

   Long-term fixed rate                       7.92%     8.63%     8.63%
   Long-term variable rate                    6.30%     5.90%     4.08%
   Telecommunication organizations            6.86%     6.70%     5.58%
   Refinancing loans guaranteed by RUS        6.75%     6.07%     4.01%
   Intermediate-term                          6.57%     6.19%     4.41%
   Short-term                                 6.49%     6.29%     4.38%
   Associate members                          6.46%     5.40%     4.21%
   Nonperforming                              0.25%     1.56%     1.19%
   Restructured                               1.49%     1.92%     2.33%
	   All loans                          6.77%     6.72%     5.66%

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Long-term fixed rate loans outstanding at May 31, 1996 which will be subject to adjustment of their interest rates during the next five calendar years are summarized as follows (due to principal repayments, amounts subject to interest rate adjustment may be lower at the actual time of interest rate adjustment):

					 Weighted
(Dollar Amounts In Thousands)            Average
					 Interest          Amounts
					   Rate          Outstanding

	1997                              9.07%           $131,545
	1998                              8.14%            160,377
	1999                              7.44%            303,647
	2000                              6.67%            120,500
	2001                              6.95%            163,807
							  $879,876

During the first quarter of calendar year 1996, long-term fixed rate loans totaling $46.6 million had their interest rates adjusted. These loans will be eligible to readjust their interest rates again during the first quarter of calendar year 1996 to the lowest long-term fixed rate offered during 1996 for the term selected. At January 1 and May 31, 1996, the standard long-term fixed rates were 6.65% and 7.65%, respectively.

On most long-term secured loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over a period ending approximately 35 years from the date of the secured promissory note. Fiscal year 1996 repayments of principal on long-term loans outstanding are expected to be a relatively minor amount of such outstanding loans.

CFC evaluates each borrower's creditworthiness on a case-by-case basis. It is generally CFC's policy to require collateral for most long-term and some intermediate-term loans. Such collateral usually consists of a first mortgage lien on the borrower's total system, including plant and equipment, and a pledge of future revenues. The loan and security documents also contain various provisions with respect to the mortgaging of the borrower's property, the maintenance of certain earnings and debt service coverage ratios, maintenance of adequate insurance coverage and certain other restrictive covenants.

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

As of May 31, 1996 and 1995, mortgage notes representing approximately $1,094.2 million and $789.9 million, respectively, of outstanding long-term loans to members were pledged as collateral to secure CFC's Collateral Trust Bonds.

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

CFC sets the variable interest rates monthly on outstanding short- and intermediate-term loans. On notification to borrowers, CFC may adjust the interest rate semimonthly. Under CFC policy, the maximum interest rate which may be charged on short-term loans is the prevailing bank prime rate plus 1% per annum; on intermediate-term loans, the prevailing bank prime rate plus 1.5% per annum; and on RTFC short-term loans, the prevailing bank prime rate plus 3% per annum.

	  NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

At May 31, 1996, 1995 and 1994, nonperforming loans in the amount of $25.3 million, $27.6 million and $44.9 million, respectively, were on a nonaccrual basis with respect to recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $2.5 million, $2.1 million and $1.5 million for the years ended May 31, 1996, 1995 and 1994, respectively. Income recognized on these loans totaled $0.1 million, $0.7 million and $0.5 million, respectively.

At May 31, 1996, 1995 and 1994, the total amount of restructured debt was $209.4 million, $185.0 million and $165.4 million, respectively. CFC elected to apply all principal and interest payments received against principal outstanding on restructured debt of $205.1 million, $131.1 million and $111.5 million, respectively. The interest income that would have been recorded under the original terms of the debt, assuming the debt had been outstanding for the period, was $15.0 million, $12.4 million and $8.4 million, for the years ended May 31, 1996, 1995 and 1994, respectively. The interest income actually recorded for restructured debt was $3.1 million, $3.5 million and $4.0 million, respectively. At May 31, 1995, CFC had committed to lend $20.0 million to borrowers performing under restructured terms.

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

Generally, Membership Subscription Certificates mature in the years 2070 through 2095 and bear interest at 3% or 5% per annum.

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

The maturity dates and the interest rates payable on certificates purchased in conjunction with CFC's guarantee program vary in accordance with applicable CFC policy. In addition, members may also be required to purchase noninterest-bearing Subordinated Certificates in connection with CFC's guarantee of long-term tax-exempt bonds (see Note 8). These certificates have varying maturities but none is greater than the longest maturity of the guaranteed obligation. Proceeds from the sale of such certificates are pledged by CFC to the Debt Service Reserve Fund established in connection with the

	  NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION bond issue, and any earnings from the investments of the fund inure solely to the benefit of the members for whose benefit the bonds are issued.

Information with respect to Members' Subordinated Certificates at May 31, is as follows:


(Dollar Amounts In Thousands)                              1996           1995

Membership Subscription Certificates:
  Number of subscribing members                                903         903

  Issued and outstanding:
  3% and 5% certificates maturing
    2020 through 2095                                   $  631,282  $  630,249
  Subscribed and unissued                                    7,158       6,880

   Total Membership Subscription Certificates              638,440     637,129

Loan and Guarantee Certificates:
  Issued and outstanding:
  3% certificates maturing through 2040                    129,520     140,911
  5.74% to 13.70% certificates maturing through 2018       125,139     137,905
  Noninterest-bearing certificates maturing through 2029   290,352     301,354
  Subscribed and unissued                                   24,233      17,416

    Total Loan and Guarantee Certificates                  569,244     597,586

    Total Members' Subordinated Certificates            $1,207,684  $1,234,715


CFC estimates the amount of Members' Subordinated Certificates that will be repaid during the next five fiscal years will total approximately 2.25% of certificates outstanding. The weighted average interest rate paid on all Subordinated Certificates was 4.29%, 4.36% and 4.46% as of May 31, 1996, 1995 and 1994, respectively. These rates do not include $102.5 million, $114.1 million and $107.1 million of debt service reserve certificates and $31.4 million, $24.3 million and $29.3 million of subscribed but unissued Subordinated Certificates at May 31, 1996, 1995 and 1994, respectively.

	 NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	  NOTES TO COMBINED FINANCIAL STATEMENTS - (Continue)


 (4)  Notes Payable and Credit Arrangements

Notes payable due within one year as of May 31, and weighted average interest rates thereon, are summarized as follows:

								   1996                       1995
								       Weighted                   Weighted
								       Average                     Average
							  Amounts      Interest       Amounts     Interest
(Dollar Amounts In Thousands)                           Outstanding      Rates      Outstanding    Rates
Commercial paper, sold through dealer, net of
  discounts of $17,540 and $23,981, respectively         $3,482,133      5.43%     $2,783,018      6.13%
Commercial paper sold by CFC directly  to members,
  at par                                                  1,170,039      5.33%      1,049,474      6.06%
Commercial paper sold by CFC directly to nonmembers,
 at par                                                      65,898      5.33%         60,078      6.06%

							  4,718,070      5.41%      3,892,570      6.11%

Bank bid notes                                              183,500      5.42%        350,000      6.11%

Long-term debt maturing within one year                     299,982      7.75%              -         -
							  5,201,552      5.54%      4,242,570      6.11%

Notes payable supported by revolving credit agreements,
	classified as long-term debt (see Note 5)        (2,730,000)     5.54%     (2,430,000)     6.11%

							 $2,471,552      5.54%     $1,812,570      6.11%

Other information with regard to notes payable due within one year at May 31, is as follows:

	(Dollar Amounts In Thousands)              1996            1995             1994
Original maturity range of notes
  outstanding at year-end                     1 to 270 days    1 to 261 days   1 to 269 days
Weighted average maturity of notes
  outstanding at year-end                           35 days          65 days         36 days
Average amount outstanding during the year       $4,839,483       $3,895,274      $2,954,783
Maximum amount outstanding at any month-end
  during the year                                $5,201,552       $4,242,570      $3,637,975
Weighted average interest rate paid for the
  year,without effect of compensating balances
  and commitment fees                                  5.77%           5.44%           3.48%
Weighted average effective interest rate paid
  for the year, including effect of compensating
  balances and commitment fees                         5.83%          5.59%            3.67%

CFC issues short-term bid notes which are unsecured obligations of CFC and do not require back-up bank lines for liquidity purposes. Bid note facilities are uncommitted lines of credit for which CFC does not pay a fee. The commitments are generally subject to termination at the discretion of the individual banks.

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

As of May 31, 1996, CFC had three revolving credit agreements totaling $5,050.0 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, CFC's guaranteed commercial paper issued by NCSC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and is standby purchaser for the benefit of its members.

Two of these credit agreements, which total a combined $4,550.0 million, were executed with 60 banks, with J.P. Morgan Securities, Inc. and The Bank of Nova Scotia as Co-Syndication Agents and Morgan Guaranty Trust Company of New York as Administrative Agent. Under these agreements, CFC can borrow up to $2,730.0 million until February 28, 2000 (the "five-year facility"), and $1,820.0 million until February 25, 1997 (the "364-day facility"). Any amounts outstanding under these facilities will be due on the respective maturity dates. A third revolving credit agreement for $500.0 million was executed on April 30, 1996 with ten banks, including the Bank of Nova Scotia as Administrative and Syndication Agent (the "BNS facility"). This agreement has a 364-day revolving credit period which terminates April 29, 1997 during which CFC can borrow and such borrowings may be converted to a 1-year term loan at the end of the revolving credit period.

In connection with the five-year facility, CFC pays a per annum facility fee of .10 of 1% and per annum commitment fee of .025 of 1%. The per annum facility fee for both agreements with a 364-day maturity is .08 of 1% and there is no commitment fee at CFC's current credit rating level. If CFC's long-term ratings decline, these fees may be increased by no more than .1250 of 1%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

The revolving credit agreements require CFC among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,346.3 million at May 31, 1996, an increase of $1.3 million compared to the $1,345.0 million required at May 31, 1995. Each year, the required amount of Members' Equity and Members' Subordinated Certificates is increased by 90% of net margins not distributed to members. CFC is also required to maintain an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless
CFC has achieved a fixed charge coverage ratio of 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated debt and restrict, with certain exceptions, the creation by CFC of liens on its assets and contain certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination date. As of May 31, 1996 CFC was in compliance with all covenants and conditions.

As of May 31, 1996 there were no borrowings outstanding under the revolving credit agreements. On the basis of the five-year facility, at May 31, 1996, CFC classified $2,730.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,730.0 million of notes payable outstanding during the next 12 months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions therein.

	 NATIONAL RURAL UTILTIIES COOPERATIVE FINANCE CORPORATION

(5) Long-Term Debt

The following is a summary of long-term debt as of May 31:

(Dollar Amounts In Thousands)
						1996            1995

Notes payable supported by revolving
  credit agreement (see Note 4)              $2,730,000      $2,430,000
Medium-Term Notes, sold through dealer          265,275         206,975
Medium-Term Notes, sold directly to members     338,977         366,662
						604,252         573,637

Collateral Trust Bonds:
  Floating Rate, Series 1994A, due 1996 (1)(2)        -         150,000
  9.50%, Series T, due 1997 (2) (3)                   -         150,000
  8.50%, Series U, due 1998 (3)                 150,000         150,000
  6.45%, Bonds, due 2001 (1)                    100,000               -
  6.50%, Bonds, due 2002 (1)                    100,000               -
  5.95%, Bonds, due 2003 (1)                    100,000               -
  6.65%, Bonds, due 2005 (1)                     50,000               -
  Floating Rate, Series E-2, due 2010 (3)         2,178           2,189
  7.20%, Bonds, due 2015 (1)                     50,000               -
  9.00%, Series O, due 2016 (3)                       -          83,200
  9.00%, Series V, due 2021 (3)                 150,000         150,000
						702,178         685,389
Less: Collateral Trust Bonds held in treasury       200           1,111
      Unamortized bond discount                   2,349           2,233
      Total Collateral Trust Bonds              699,629         682,045
      Total long-term debt                   $4,033,881      $3,685,682


(1)  Issued under the 1994 indenture.
(2)  As of May 31, 1996, included with short term debt.
(3)  Issued under the 1972 indenture.

The weighted average interest rate on Medium-Term Notes and Collateral Trust Bonds was 7.20%, 7.90% and 8.06% as of May 31, 1996, 1995 and 1994. These
rates do not include notes payable supported by the revolving credit agreement.

The principal amount of Medium-Term Notes and Collateral Trust Bonds maturing (including any sinking fund requirements) in each of the five fiscal years following May 31, 1996, is as follows:

	(Dollar Amounts In Thousands)

	1997            $351,460
	1998             222,884
	1999              91,445
	2000              16,436
	2001             127,352

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Under the 1972 Indenture for Collateral Trust Bonds, CFC is required to maintain funds in a Debt Service Investment Account equivalent to principal and interest payments due on the bonds over the next 12 months. At May 31, 1996 and 1995, CFC had $40.9 million and $32.7 million of such funds invested in bank certificates of deposit and marketable securities, respectively.

The outstanding Collateral Trust Bonds are secured by the pledge of mortgage notes taken by CFC in connection with long-term secured loans made to those members fulfilling specified criteria as set forth in the indenture. Medium-Term Notes are unsecured obligations of CFC.

The following table lists the notional principal amounts and the weighted average interest rates paid by CFC under interest rate exchange agreements at May 31, 1996 and 1995:

(Dollar Amounts in Thousands)

	Maturity        Interest Rate Paid            Notional Principal Amount
	Date            1996            1995           1996             1995

August 1996 (1)         8.40%           8.40%       $  30,000       $   30,000
September 1996 (2)      5.82%           5.90%         150,000          150,000
February 1997 (1)       9.34%           9.34%          35,000           35,000
February 1997 (1)       9.33%           9.33%          40,000           40,000
February 1997 (1)       9.36%           9.36%          25,000           25,000
February 1998 (2)       5.83%           5.57%          50,000           50,000
October 2004 (1)        6.23%              -           45,600                -
April 2006 (1)          6.88%              -           25,000                -
April 2006 (1)          6.89%              -           25,000                -
April 2006 (1)          6.88%              -           25,000                -
April 2006 (1)          6.89%              -           25,000                -
	Total                                        $475,600        $ 330,000
__________
(1) Under these agreements, CFC pays a fixed rate of interest and receives interest based on a variable rate.
(2) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.

CFC's objective in using interest rate exchange agreements in which it pays a fixed rate of interest and receives a variable rate of interest is to fix the interest rate on a portion of its commercial paper. CFC then uses commercial paper, in an amount equal to the notional principal value of the interest rate exchange agreements, to fund a portion of its long-term fixed rate loan portfolio. During fiscal year 1996, CFC received a weighted average rate of 5.87%, 5.46%, 5.89%, 5.91%, 5.75%, and 5.49% on the interest rate exchange agreements maturing August 1996, February 1997, February 1997, February 1997, October 2004 and all April 2006 agreements, respectively. The net difference between the rate paid by CFC and the rate received is included in the cost of funds.

CFC's objective in using interest rate exchange agreements in which it pays and receives a variable rate of interest is to change the variable rate on a notional amount of debt from a LIBOR rate index to a commercial paper rate index. The variable rate Collateral Trust Bonds and Medium-Term Notes are issued based on a LIBOR rate index, while CFC sets its variable rate loan interest rates based on a commercial paper rate. During fiscal 1995, CFC received a weighted average rate of 5.84% and 5.87% on the interest rate exchange agreements maturing in September 1996 and February 1998, respectively. The net difference between the rate paid by CFC and the rate received is included in the cost of funds.

CFC is exposed on these interest rate swap agreements to interest rate risk if the counterparty to the interest rate swap agreement does not perform to the agreement's terms. CFC's policy is to enter swap agreements only with financial institutions with at least a AA long-term credit rating.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(6)  Employee Benefits

CFC is a participant in the National Rural Electric Cooperative Association ("NRECA") Retirement and Security Program. This program is available to all qualified CFC employees. Under the program, participating employees are entitled to receive, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. A moratorium on contributions had been in effect since July 1, 1987, when the plan reached the full funding limitation. CFC was not required to pay any amounts for the retirement and security plans during fiscal year 1996 due to the funding moritorium that was in effect. Funding requirements are charged to general and administrative expenses as billed on a monthly basis. This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

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

CFC offers a 401(k) defined contribution savings program to all employees that have completed a minimum of 1,000 hours of service, in either the first 12 consecutive months or first full calendar year of employment. Employee contributions for calendar year 1996 are tax deductible up to $9,500, the limit set by IRS regulations. Employees may contribute additional amounts to the program on an after-tax basis subject to the limitations established by section 415 of the IRC. The Company will contribute an amount equal to 2% of an employee's salary each year for all employees participating in the program. During the year ended May 31, 1996, the Company contributed a total of $141,000 under the program.

(7)  Retirement of Patronage Capital

Patronage capital in the amount of $48.8 million was retired during fiscal year 1996. This amount consists of $40.4 million retired to CFC Members, excluding RTFC and GFC, $5.2 million retired to RTFC Members and $3.2 million retired to GFC Members.

It is anticipated that CFC will retire patronage capital totaling $50.7 million, representing one-sixth of the fiscal years 1988, 1989 and 1990 allocations and 70% of the fiscal year 1996 allocation, in August 1996. Management anticipates that 70% of RTFC's margins for fiscal year 1996 will be retired in January 1997, and that 100% of GFC's margins for fiscal year 1996 will be retired in the second quarter of fiscal year 1997. Future retirements of patronage capital will be made as determined by the Companies' respective Boards of Directors with due regard for their individual financial conditions.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(8)  Guarantees

As of May 31, 1996 and 1995, CFC had outstanding guarantees of the following contractual obligations of its members (see Note 1(e) for a description of CFC's allowance for loan and guarantee losses and Note 3 for a discussion of requirements to purchase Members' Subordinated Certificates in connection with these guarantees):

(Dollar Amounts In Thousands)
							1996          1995

Long-term tax exempt bonds (A)                       $1,317,655     $1,496,930
Debt portions of leveraged lease transactions (B)       432,516        568,662
Indemnifications of tax benefit transfers (C)           363,702        389,755
Other guarantees (D)                                    135,567        119,575

	Total                                        $2,249,440     $2,574,922

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

     Of the amounts shown, $1,168.9 million and $1,200.1 million as of May 31, 1996 and 1995, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds have not previously been sold to other purchasers by the remarketing agents.

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

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts shown represent CFC's maximum potential liability at May 31, 1996 and 1995. However, the amounts of such
     guarantees vary over the lives of the leases.   A member's obligation
     to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured pari passu with the RUS by a first lien on substantially all of the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law, no further guarantees of this nature are anticipated.

(D) At May 31, 1996 and 1995, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $34.7 million and $34.9 million, respectively.

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Guarantees outstanding, by state, are summarized as follows:

(Dollar Amounts In Thousands)
		    May 31,                                   May 31,
State           1996      1995        State              1996        1995

Alabama     $  71,680 $  74,605       Nebraska       $    3,620  $    3,855
Arizona        59,370    61,360       North Carolina    120,050     122,350
Arkansas      137,897   262,574       Oklahoma           63,326      70,208
Colorado      114,750   115,193       Oregon              5,070       5,180
Florida       320,834   328,458       Pennsylvania       14,547      15,426
Indiana       129,561   131,904       South Carolina     47,310      48,265
Iowa           12,015    12,775       Texas             125,528     125,623
Kansas         41,841    42,528       Utah              304,482     322,840
Kentucky      197,390   183,300       Virginia           39,133       4,550
Maryland            0    34,898       Wisconsin           8,385       8,850
Minnesota     156,077   172,768          Total       $2,249,440  $2,574,922
Mississippi    71,710    74,135
Missouri      204,864   353,277

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

The following table details the scheduled reductions to the amount of obligations guaranteed by CFC:

(Dollar Amounts In Thousands)

		   Amount

      1997 (1)    $197,501
      1998           8,621
      1999          12,766
      2000          16,781
      2001           4,588

		  $240,257
________
(1)  Includes the refinancing of a tax-exempt bond issue guaranteed by CFC.

(9)  Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 1996, along with other valuation methodologies which are summarized below. However, the estimated fair value information presented is not necessarily indicative of amounts CFC could realize currently in a market sale as such amounts have not been revalued since year end. Therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming Collateral Trust Bonds under early redemption provisions and allowing borrowers to prepay their loans, CFC has held all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 1996.

Cash and Cash Equivalents

Includes cash and certificates of deposit with remaining maturities of less than 90 days, which are valued at cost.

	  NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Debt Service Investments

The fair value of debt service investments is estimated based on published bid prices or dealer quotes or is estimated using quoted market prices for similar securities when no market quote is available. Debt service invest-ments purchased with original maturities of less than or equal to 90 days are valued at the carrying value which is a reasonable estimate of fair value.

Loans to Members

Fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with different risk characteristics, specifically nonperforming and restructured loans, are valued using a discount rate commensurate with the risk involved. Loans with interest rate repricing maturities of less than or equal to 90 days are valued at cost which approximates fair value.

Debt Service Reserve Funds

Fair value of debt service reserve funds is estimated at cost as all gains and losses on the underlying securities inure directly to the benefit or detriment of the CFC member and not to CFC.

Notes Payable

Notes payable consist of commercial paper and bank bid notes. The fair value of commercial paper and bid notes with maturities greater than 90 days is estimated based on quoted market rates with similar maturities for commercial paper and on bid prices from the various banking institutions for bid notes. The fair value of commercial paper and bank bid notes with maturities less than or equal to 90 days are valued at carrying value which is a reasonable estimate of fair value. The fair value of Collateral Trust Bonds maturing within one year is estimated based on published bid prices or dealer quotes or is estimated using quoted market prices for similar securities when no market quote is available.

Long-Term Debt

Long-term debt consists of Collateral Trust Bonds and Medium-Term Notes. The fair value of long-term debt is estimated based on published bid prices or dealer quotes or is estimated using quoted market prices for similar securities when no market quote is available.

Subordinated Certificates

As it is impracticable to develop a discount rate that measures fair value, Subordinated Certificates have not been valued. Subordinated Certificates are extended long-term obligations to CFC; many have maturities of 70 to 100 years. These certificates are issued to CFC's members as a condition of membership or as a condition of obtaining loan funds or guarantees and are non-transferable. As these certificates were issued not only for their future payment stream but also as a condition of membership and to receiving future loan funds, there is no ready market from which to obtain fair value rates.

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

Carrying and fair values as of May 31, 1996 and 1995 are presented as follows:

   (Dollar Amounts In Thousands)                   1996                       1995
					   Carrying       Fair      Carrying         Fair
					     Value       Value       Value          Value
   Assets: Cash and Cash Equivalents     $   56,368   $   56,368   $   56,309    $   56,309
   Debt Service Investments                  40,907       40,907       32,740        32,740
   Loans to Members, net                  7,728,271    7,661,739    6,747,124     6,810,007
   Debt Service Reserve Funds               102,512      102,512      114,094       114,094

   Liabilities:
   Notes Payable (1)                      5,201,552    5,206,878    4,242,570       4,242,859
   Long-Term Debt (1)                     1,303,881    1,358,688    1,255,682       1,355,463
   Members' Subordinated Certificates     1,207,684    1,207,684    1,234,715       1,234,715

   Off-Balance Sheet Instruments:
   Interest Rate Exchange Agreements              -       (6,458)           -         (11,196)
   Commitments                                    -            -            -               -
   Guarantees                                     -            -            -               -

   (1) Prior to reclassification of notes payable supported by the revolving credit agreements.

 (10) Contingencies

      (a) At May 31, 1996 and 1995, CFC had a total of $230.4 million and $158.8 million of loans classified as impaired with respect to the provisions of FASB Statements No. 114 and 118. At those dates, CFC had allocated $160.9 million and $40.1 million of the loan and guarantee loss allowance to such impaired loans. At May 31, 1996 and 1995, 32% and 97% of impaired loans were collateral dependent. Loans are considered to be collateral dependent when there are no reliable future payment schedules and the amount expected to be collected is directly related to the value of the assets and future revenues that represent the underlying security for the loan. CFC does not recognize interest income on loans classified as impaired. Instead, all payments received are applied as a reduction to principal outstanding. The average recorded investment in impaired loans, for the year ended May 31, 1996, was $184.8 million.

      (b) On May 23, 1985, Wabash Valley Power Association, Inc. ("Wabash") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in connection with the canceled Marble Hill plant construction.

	   On August 7, 1991, the Bankruptcy Court confirmed Wabash's reorganization plan pending approval of rates as contemplated in the plan.

	    NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	On June 22, 1994, the U.S. District Court affirmed (over RUS's objection) the Wabash plan of reorganization. RUS appealed the
	decision to the U.S. Court of Appeals.   On December 28, 1995, the
	U.S. Court of Appeals reaffirmed the Wabash plan of reorganization. RUS requested that the U.S. Court of Appeals rehear the case. The judges of the Court of Appeals have denied the RUS request. RUS may appeal the case to the U.S. Supreme Court. The initial time period to file an appeal to the U.S. Supreme Court has expired, but RUS has been granted an extension.

	Under the Wabash plan, CFC would realize an estimated total loss of approximately $12 million ($8.6 million of which has been written off to date), after the offset of subordinated capital term certificates (without taking into account interest since the petition date). CFC and RUS have agreed to distribute all proceeds from Wabash in compliance with provisions under a shared mortgage. Upon resolution of the bankruptcy, there will be a final accounting of the cashflow subsequent to the petition date. At this time, it is anticipated that this final accounting will result in CFC making a net payment to RUS
	to true-up the cash distribution between RUS and CFC.   The estimated
	loss under the Wabash plan does not include any amount CFC may be obligated to pay to RUS, representing RUS's share of the debt service payments made by Wabash on the CFC guaranteed bonds, since the petition date.

	In May 1993, CFC advanced $24.4 million in variable interest rate secured loans to Wabash, which was used to effect an early redemption of tax-exempt bonds guaranteed by CFC. As Wabash is in bankruptcy, CFC has classified these loans as nonperforming and, therefore, does not accrue interest income on the loans. As of May 31, 1996, CFC had $18.7 million in loans outstanding to Wabash.

	Based on Wabash's preliminary reorganization plan, management believes that CFC has adequately reserved for any potential loss.

(c) Deseret Generation & Transmission Co-operative ("Deseret") and its major creditors entered into an Agreement Restructuring Obligations ("ARO") that restructured Deseret's debt obligations to RUS, CFC and certain other creditors, including certain lease payments due on the Bonanza Power Plant. The ARO had an effective date of January 1, 1989. The agreement provided for the reduction of Deseret's debt service and rental obligations on the Bonanza Power Plant until January 1996, when large sales of power were intended to commence.

	Deseret failed to make the payments required under the ARO during 1995. Deseret's creditors agreed to extend the provisions of the ARO first through January 31, 1996 and then until February 29, 1996. The extensions were intended to allow the creditors to develop final terms for a long-term restructuring of the ARO. The creditors were unable to agree on the terms of a negotiated settlement and thus the ARO was terminated as of February 29, 1996. CFC filed a foreclosure action against the owner of the Bonanza Plant in State Court in Utah on March 21, 1996. In this action, CFC has not terminated the lease or sought removal of Deseret as the plant operator. One of the defendants in the action has asserted counterclaims against CFC alleging that the remedies which CFC seeks are not available to it and that CFC seeks such remedies in an improper manner. At this time, the counterclaims are very general in nature making it hard to determine any potential impact on CFC. Another party, not named in the action, has successfully intervened and joined the action. All actions are currently in the discovery process, which should be completed in August 1996. CFC continues to discuss the possibility of a workout, including a buyout of RUS claims, with Deseret creditors other than the owners of the Bonanza Plant.

	CFC, RUS, Deseret and the members of Deseret continue to work toward the terms of an agreement in which CFC would purchase the RUS claims against Deseret for approximately $250 million, with Deseret's members purchasing separate participations in these claims from CFC. CFC would fund the Deseret members' portion of the purchase through secured loans to the members. In addition, RUS would require the Deseret members to prepay their RUS loans totaling approximately
	$50 million. CFC would fund the prepayment of the RUS loans by the Deseret members through long-term secured loans to the members. The total amount lent to the Deseret members, approximately $105 million, would be secured against the assets and future revenues of the respective members and not by the assets of Deseret. In addition, CFC would provide Deseret with a $20 million secured line of credit. Deseret, RUS and CFC have entered into agreements which have since been modified but continue through September 6, 1996, regarding certain obligations and payments to be performed or made by Deseret in exchange for forebearance by RUS from pursuing certain remedies.

	    NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	From January 1, 1995 through May 31, 1996, CFC has funded $139.4 million in cashflow shortfalls related to Deseret's debt service and rental obligations. As of May 31, 1996, CFC had approximately $461.6 million in current credit exposure to Deseret consisting of $157.1 million in secured loans and $304.5 million in guarantees by CFC of various direct and indirect obligations of Deseret. CFC's guarantees include $6.0 million in tax-benefit indemnifications and $26.5 million relating to mining equipment for a coal supplier of Deseret. The remainder of CFC's guarantee is for semiannual debt service payments on $272.0 million of bonds issued in a $655 million leverage lease financing of the Bonanza Plant in 1985.

	CFC believes that, given the underlying collateral value and its secured position under the mortgage of the Bonanza Plant, it is adequately reserved for any potential loss on its loans and guarantees to Deseret.

(d) As a consequence of high costs associated with its involvement with the Clinton Nuclear Station, Soyland Power Cooperative ("Soyland") charged costs for wholesale power which resulted in its members' retail rates being uncompetitive. This situation resulted in revenues which were inadequate to service its debt. Soyland, RUS and CFC entered into a debt restructuring agreement, dated as of December 15, 1993, which restructured Soyland's indebtedness to RUS. As part of this agreement, CFC agreed to extend additional credit to Soyland in the form of a $30 million revolving credit facility and a $30 million loan for capital additions. The revolving credit loan and the capital additions loan have priority in payment over the existing RUS loans and the prior CFC loan.

	At May 31, 1996, CFC had $48.0 million in outstanding long-term loans to Soyland which were secured equally and ratably with the RUS on all assets and future revenues of Soyland. In addition, CFC had $14.8 million in senior-secured long-term variable rate loans and $12.7 million in senior-secured lines of credit outstanding to Soyland. These senior-secured facilities are to be paid before all other secured debt. CFC also had $274.0 million in loans to Soyland which are 100% guaranteed by RUS. As of April 1, 1996, CFC placed the $48.0 million loan on a nonaccrual status with respect to interest income. All payments received since that date were applied against principal outstanding for financial statement purposes only. Soyland was current with respect to all payments due as of May 31, 1996. Subsequent to year end Soyland's $48.0 million loan has been reclassified from restructured to nonperforming and interest income will be recognized on a cash basis as received by CFC. The long-term variable rate loan and the line of credit have not been reclassified due to their superior security position.

	Soyland has determined that in order to compete with other power producers, it must reduce its cost of producing power. Soyland's largest cost of producing power is the servicing of its debt. Soyland has made a proposal to RUS regarding the reduction of its debt. Soyland was considering bankruptcy, but has agreed to work with CFC to find a solution to its current problems.

	Soyland has negotiated a settlement of its outstanding debt with RUS. Under the settlement, Soyland will pay the government $235 million and will be released from all of its obligations to the government pursuant to RUS loans or guarantee programs. CFC has agreed to finance Soyland's buyout from RUS, contingent upon receiving guarantees from Soyland's members for a significant portion of the loan amount. CFC, Soyland and the members of Soyland are currently working to finalize the terms of this agreement.

	CFC believes that, given the underlying collateral value of its secured loans to Soyland, it has adequately reserved for any potential loss on its loans.

(e) At May 31, 1996, two other borrowers were in payment default to CFC on secured and unsecured loans totaling $6.6 million. At May 31, 1995, the same two borrowers were in payment default to CFC on secured and unsecured loans totaling $6.7 million.

	      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(11)  Extraordinary Loss

      During the year ended May 31, 1996, CFC paid a prepayment penalty of $1.6 million for the early retirement of Collateral Trust Bonds. During the years ended May 31, 1995 and 1994, CFC did not incur any prepayment penalties related to the early retirement of Collateral Trust Bonds.

(12)  Combined Quarterly Financial Results (Unaudited)

      Summarized results of operations for the four quarters of fiscal years 1996 and 1995 are as follows:

	                                  				Fiscal Year 1996
(Dollar Amounts In Thousands)            Quarters Ended
                                                        								  Total
		                   August 31 November 30 February 29  May 31     Year

Operating income      $122,048   $124,880   $126,269   $131,876   $505,073
Operating margin        11,569     11,563     11,470     12,255     46,857
Nonoperating income        819        928      1,311        706      3,764
Extraordinary loss           -          -          -     (1,580)    (1,580)
Net margins             12,388     12,491     12,781     11,381     49,041


					Fiscal Year 1995
					 Quarters Ended            Total
		     August 31 November 30 February 28  May 31      Year

Operating income      $ 97,985   $104,513   $116,210   $121,401   $440,109
Operating margin        13,940     13,437     14,101        325     41,803
Nonoperating income        511      1,071        916        911      3,409
Net margins             14,451     14,508     15,017      1,236     45,212


NOTE: During fiscal year 1996, CFC made nine monthly provisions for loan and guarantee losses of $0.625 million and seven special provisions totaling $6.8 million. During fiscal year 1995, CFC made 12 monthly provisions for loan and guarantee losses of $0.625 million and one special provision of $9.9 million during the fourth quarter.