Form 10-Q
period 1996-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1996-10-15
CIK 70502

				 FORM 10-Q


			      UNITED STATES
		  SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

(           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		 OF THE SECURITIES EXCHANGE ACT OF 1934
	      For the Quarterly Period Ended August 31, 1996

				     OR

(           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
		   OF THE SECURITIES EXCHANGE ACT OF 1934
	       For the Transition Period From          To

		      Commission File Number 1-7102

	 NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	 (Exact name of registrant as specified in its charter)


	     DISTRICT OF COLUMBIA              52-0891669
	  (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)



	Woodland Park, 2201 Cooperative Way, Herndon, VA 20171-3025
	     (Address of principal executive offices)




Registrant's telephone number, including the area code (703)709-6700

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

		    (Dollar Amounts In Thousands)


			       A S S E T S


					 (Unaudited)
				       August 31, 1996     May 31, 1996

Cash                                    $      5,024       $    31,368

Certificates of Deposit                       18,000            25,000

Debt Service Investments                      82,197            40,907

Loans To Members, net                      7,951,945         7,728,271

Receivables                                   89,442            84,600

Fixed Assets, net                             33,311            33,576

Debt Service Reserve Funds                   102,512           102,512

Other Assets                                   8,004             7,855

	Total Assets                     $ 8,290,435       $ 8,054,089



The accompanying notes are an integral part of these combined financial statements.

	  NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

			COMBINED BALANCE SHEETS

		     (Dollar Amounts In Thousands)


	 L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


					   (Unaudited)
					 August 31, 1996       May 31, 1996

Notes Payable, due within one year        $  2,708,684         $  2,471,552

Accounts Payable                                16,683               16,591

Accrued Interest Payable                        51,076               40,819

Long-Term Debt                               4,049,122            4,033,881

Other Liabilities                               15,063               13,921

Commitments, Guarantees and Contingencies

Members' Subordinated Certificates:
   Membership subscription certificates        638,440              638,440
   Loan & guarantee certificates               578,107              569,244

   Total Members' Subordinated Certificates  1,216,547            1,207,684

Members' Equity                                233,260              269,641

    Total Members' Subordinated
       Certificates & Members' Equity        1,449,807            1,477,325

Total Liabilities and Members' Equity     $  8,290,435         $  8,054,089




The accompanying notes are an integral part of these combined financial statements.

								 (UNAUDITED)

	  NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	   COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

			(Dollar Amounts in Thousands)


		For the Quarters Ended August 31, 1996 and 1995



							 Quarters Ended
							    August 31,
						      1996             1995

Operating Income-Interest on loans to members       $134,267        $122,048
Less-cost of funds allocated                         110,927         103,169

	Gross operating margin                        23,340          18,879

Expenses:
  General, administrative and loan processing          4,420           3,695
  Provision for loan and guarantee losses              6,815           3,615

	Total expenses                                11,235           7,310

	Operating margin                              12,105          11,569

Nonoperating Income                                      661             819

Net Margins                                         $ 12,766        $ 12,388




The accompanying notes are an integral part of these combined financial statements.

								(UNAUDITED)

	     NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

			 (Dollar Amounts in Thousands)

		For the Quarters Ended August 31, 1996 and 1995
											    Patronage Capital
                                                                                                 Allocated
                                                              Educa-     Unal-       General
						  Member-     tional    located      Reserve
				       Total       ships       Fund     Margins        Fund       Other
Quarter Ended August 31, 1996
    Balance at May 31, 1996          $269,641   $  1,424   $    476    $  2,289   $    501      $264,951
    Retirement of patronage capital   (50,973)         -          -           -       (135)      (50,838)
    Net Margins                        12,766          -          -      12,766          -             -
    Other                               1,826          9         58           -          -         1,759
Balance at August 31, 1996           $233,260   $  1,433   $    534    $ 15,055   $    366      $215,872



Quarter Ended August 31, 1995
    Balance at May 31, 1995          $270,221   $  1,383   $    375    $  2,289   $    498      $265,676
    Retirement of patronage capital   (45,911)         -          -           -       (152)      (45,759)
    Net Margins                        12,388          -          -      12,388          -             -
    Other                               1,229         14         54           -          -         1,161
Balance at August 31, 1995           $237,927   $  1,397   $    429    $ 14,677   $    346      $221,078


The accompanying notes are an integral part of these combined financial statements.

								   (UNAUDITED)

	    NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		       COMBINED STATEMENTS OF CASH FLOWS

			 (Dollar Amounts In Thousands)

		For the Quarters Ended August 31, 1996 and 1995

							 1996         1995
Cash Flows From Operating Activities:
Accrual basis net margins                             $ 12,766     $  12,388
Add (deduct):
  Provision for loan and guarantee losses                6,815         3,615
  Depreciation                                             282           308
  Amortization of deferred income                       (2,645)       (2,406)
  Amortization of bond issuance costs                      365           318
Add (deduct) changes in accrual accounts:
 Receivables                                            (5,744)        3,915
 Accounts payable                                           91        38,278
 Accrued interest payable                               10,257         6,167
 Other                                                    (197)        3,974

   Net cash flows provided by operating activities      21,990        66,557

Cash Flows From Investing Activities:
 Advances made on loans                               (782,594)   (1,131,664)
 Principal collected on loans                          552,105       742,831
 Investments in fixed assets                               (17)         (341)

    Net cash flows used in investing activities       (230,506)     (389,174)

Cash Flows From Financing Activities:
  Notes payable, Net                                   237,132       330,985
  Certificates of Deposit, Net                           7,000        (2,000)
  Debt service Investments, Net                        (41,290)       (6,188)
  Proceeds from issuance of Long-Term Debt              90,662        81,079
  Payments for retirement of Long-Term Debt            (75,475)      (48,360)
  Proceeds from issuance of Members'
      Subordinated Certificates                          9,879         6,074
  Payments for retirement of Members'
      Subordinated Certificates                           (387)         (216)
  Payments for retirement of patronage capital         (45,349)      (43,750)

   Net cash flows provided by financing activities     182,172       317,624

Net Cash Flows                                         (26,344)       (4,993)
Beginning Cash and Cash Equivalents                     31,368        26,310

Ending Cash and Cash Equivalents                    $    5,024   $    21,317

Supplemental Disclosure of Cash Flow Information:
Cash paid during quarters for Interest Expense      $  101,705   $    97,756

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

CFC's 1,051 members as of August 31, 1996, included 903 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 74 service members and 74 associate members. The Utility Members included 839 distribution systems and 64 generation and transmission systems operating in 46 states and U.S. territories. At December 31, 1994, CFC's member systems served approximately 12.2 million consumers, representing service to an estimated 32.0 million ultimate users of electricity and owned approximately $66.5 billion (before depreciation of $19.4 billion) in total utility plant.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September, 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of August 31, 1996, RTFC had 433 members. RTFC is a taxable entity under Sub-chapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the financing of loans guaranteed by the Rural Utilities Service ("RUS"). GFC's results of operations and state-ments of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had four members other than CFC at August 31, 1996. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of August 31, 1996 and May 31, 1996, and the combined results of operations, cash flows and changes in members' equity for the quarters ended August 31, 1996 and 1995.

The Notes to Combined Financial Statements for the years ended May 31, 1996 and 1995 should be read in conjunction with the accompanying financial state-ments. (See CFC's Form 10-K for the year ended May 31, 1996, filed on August 27, 1996).

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

CFC has implemented FASB Statement No. 115, "Accounting for Certain Invest-ments in Debt and Equity Securities." The CFC investments covered by this statement, at August 31, 1996, include the certificates of deposit and the debt service investments. These items have been recorded at amortized cost, due to the Company's intent and ability to hold all investments to maturity. The implementation of this statement did not have a material impact on CFC's financial statements.

In October 1994, the FASB released Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This statement requires disclosure about the amounts, nature and terms of derivative financial instruments. The statement must be implemented for fiscal years ending after December 15, 1994. CFC uses interest rate exchange agreements to help manage its interest rate risk and is neither a dealer nor a trader in derivative financial instruments. The implementation of this statement did not have a material impact on these financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. While the Company uses its best estimates and judgments based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.

CFC does not believe it is vulnerable to the risk of a near term severe impact as a result of any concentrations of its activities.

Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of August 31, 1996, CFC had committed to lend RTFC up to $2,600.0 million to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $1,570.1 million and $1,465.5 million as of August 31, 1996 and May 31, 1996, respectively. RTFC's net margins are allocated to RTFC's borrowers.
Summary financial information relating to RTFC is presented below:


						  At August 31,     At May 31,
(Dollar Amounts In Thousands)                         1996             1996

 Outstanding loans to members and
    their affiliates                              $1,045,104      $   975,269
 Total assets                                      1,149,213        1,079,920
 Notes payable to CFC                              1,031,188          966,690
 Total liabilities                                 1,045,889          981,790
 Members' Equity and Subordinated Certificates       103,324           98,130

					 For the Three Months Ended August 31,
(Dollar Amounts In Thousands)                        1996              1995
 Operating income                                  $  17,219      $    15,611
 Net margins                                             674              682

Summary financial information relating to GFC is presented below:
					     At August 31,        At May 31,
(Dollar Amounts In Thousands)                    1996                1996

 Outstanding loans to members                $  411,373           $  411,373
 Total assets                                   422,434              429,177
 Notes payable to CFC                           413,113              415,414
 Total liabilities                              422,052              427,079
 Members' Equity                                    382                2,098

					 For the Three Months Ended August 31,
(Dollar Amounts In Thousands)                     1996            1995

Operating income                            $     6,698        $  7,518
Net margins                                         290             246

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

3.  Loans Pledged as Collateral to Secure Collateral Trust Bonds

    As of August 31, 1996 and May 31, 1996, mortgage notes representing approximately $1,246.9 million and $1,094.2 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure Collateral Trust Bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement (See Note 6), CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding.

    Collateral Trust Bonds outstanding at August 31, 1996 and May 31, 1996 were $999.7 million and $999.6 million, respectively.

4.  Allowance for Loan and Guarantee Losses

    CFC maintains an allowance for loan and guarantee losses at a level considered to be adequate in relation to the quality and size of its loan and guarantee portfolio. CFC makes monthly additions to the allowance for loan and guarantee losses. These additions are required to maintain the allowance at an adequate level based on the current year to date increase to loans outstanding and the estimated loan growth for the next twelve months. On a quarterly basis, CFC reviews the adequacy of the loan and guarantee loss allowance and estimates the amount of future provisions that will be required to maintain the allowance at an adequate level based on estimated loan growth.

    The allowance is based on estimates, and accordingly, actual loan and guarantee losses may differ from the allowance amount. As of August 31, 1996 and May 31, 1996, such allowance was $224.9 million and $218.0 million, respectively. At August 31, 1996 and May 31, 1996, the allowance represented 2.75% and 2.74% of loans outstanding, 2.16% and 2.13% of loans and guarantees outstanding and 88.3% and 92.9% of the total of non-performing and restructured loans outstanding.

    Activity in the allowance account is summarized as follows for the three months ended August 31, 1996 and the year ended May 31, 1996.

						 August 31,       May 31,
(Dollar Amounts in Thousands)                      1996             1996

   Beginning Balance                              $218,047        $205,596
   Provision for loan and guarantee losses           6,815          12,451
   Ending Balance                                 $224,862        $218,047

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

6.  Credit Arrangements

    As of August 31, 1996, CFC had three revolving credit agreements totaling $5,050.0 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, CFC's guaranteed commercial paper issued by the National Cooperative Services Corporation ("NCSC") and the adjustable or floating/fixed rate bonds which CFC has guaranteed and is standby purchaser for the benefit of its members.

    Two of these credit agreements, totaling a combined $4,550.0 million were executed with 60 banks, with J.P. Morgan Securities, Inc. and The Bank of Nova Scotia as Co-Syndication Agents and Morgan Guaranty Trust Company of New York as Administrative Agent. Under these agreements, CFC can borrow up to $2,730.0 million until February 28, 2000 (the "five-year facility"), and $1,820.0 million until February 25, 1997 (the "364-day facility").
    Any amounts outstanding under these facilities will be due on the respective maturity dates. A third revolving credit agreement for $500.0 million was executed on April 30, 1996 with ten banks, including the Bank of Nova Scotia as Administrative and Syndication Agent (the "BNS facility"). This agreement has a 364-day revolving credit period which terminates April 29, 1997 during which CFC can borrow and such borrowings may be converted to a 1-year term loan at the end of the revolving credit period.

    In connection with the five-year facility, CFC pays a per annum facility fee of .10 of 1% and per annum commitment fee of .025 of 1%. The per annum facility fee for both agreements with a 364-day maturity is .08 of 1% and there is no commitment fee as long as CFC maintains its current credit rating level. If CFC's long-term ratings decline, these fees may be increased by no more than .1250 of 1%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

    The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,346.3 million (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The credit agreements prohibits CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and Subordinated Certificates and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of August 31, 1996 and May 31, 1996, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

    Based on the ability to borrow under the five year facility, at August 31, 1996 and May 31, 1996, CFC classified $2,730.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,730.0 million of notes payable during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions herein.

7.  Unadvanced Loan Commitments

    As of August 31, 1996 and May 31, 1996, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

(Dollar Amounts In Thousands)             August 31, 1996         May 31, 1996

  Long-term                                 $1,625,580             $1,578,658
  Intermediate-term                            520,061                288,570
  Short-term                                 3,148,690              3,199,364
  Telecommunications                           524,948                490,283
  Associate Member                              34,524                 54,664
  Total unadvanced loan commitments         $5,853,803             $5,611,539

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


8. Retirement of Patronage Capital

   CFC patronage capital in the amount of $50.7 million was retired in August 1996, representing one-sixth of the total allocations for fiscal years 1988, 1989 and 1990 and 70% of the allocation for fiscal year 1996. GFC retired patronage capital in August 1996 in the amount of $2.0 million representing 100% of the allocations for fiscal year 1996. RTFC will retire 70% of their FY 1996 allocations by January 31, 1997. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's Board of Directors with due regard for CFC's financial condition.

9.  Guarantees

    As of August 31, 1996 and May 31, 1996, CFC had guaranteed the following contractual obligations of its members:

    (Dollar Amounts In Thousands)            August 31, 1996      May 31, 1996
     Long-term tax-exempt bonds (A)             $1,311,970         $1,317,655
     Debt portions of leveraged lease
	transactions (B)                           420,599            432,516
     Indemnifications of tax benefit
	transfers (C)                              355,298            363,702
     Other guarantees (D)                          135,296            135,567
	Total guarantees                        $2,223,163         $2,249,440

(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $1,164.7 million and $1,168.9 million as of August 31, 1996 and May 31, 1996, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

(B) CFC has unconditionally guaranteed the repayment of debt raised by NCSC for leveraged lease transactions.

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease.

(D) At August 31, 1996 and May 31, 1996, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $34.4 million and $34.7 million, respectively.

10. Interest Rate Exchange Agreements

The following table lists the notional principal amounts of CFC's interest rate exchange agreements at August 31, 1996 and May 31, 1996:

(Dollar Amounts in Thousands)             Notional Principal Amount
      Maturity Date                     August 31, 1996   May 31, 1996

     August 1996 (1)                     $       0           $ 30,000
     September 1996 (2)                    150,000            150,000
     February 1997 (1)                      35,000             35,000
     February 1997 (1)                      40,000             40,000
     February 1997 (1)                      25,000             25,000
     February 1998 (2)                      50,000             50,000
     October 2004 (1)                       45,600             45,600
     April 2006 (1)                         25,000             25,000
     April 2006 (1)                         25,000             25,000
     April 2006 (1)                         25,000             25,000
     April 2006 (1)                         25,000             25,000
	 Total                            $445,600           $475,600

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


CFC is exposed on these interest rate swap agreements to interest rate risk if the counterparty to the interest rate swap agreement does not perform to the agreement's terms. CFC does have a policy intended to limit counterparty credit risk by maintaining long-term swap agreements only with financial institutions with at least an AA long-term credit rating, and short-term swap agreements only with financial institutions with at least an A long-term credit rating.

11.  Contingencies

     (A) At August 31, 1996 and May 31, 1996, nonperforming loans in the amount of $24.8 million and $25.3 million, respectively, were on a nonaccrual basis with respect to interest income. At August 31, 1996 and May 31, 1996, the total amount of restructured debt was $229.8 million and $209.4 million, respectively. CFC elected to apply all principal and interest payments received against principal outstanding on restructured debt of $178.5 million and $157.1 million, respectively. At August 31, 1996 and May 31, 1995, CFC had no additional amounts committed to borrowers with loans classified as nonperforming or restructured.

     (B) Out of the $254.6 million and $234.7 million of loans described in footnote 11(A) at August 31, 1996 and May 31, 1996, respectively, CFC has classified $250.4 million and $230.4 million as impaired with respect to the provisions of FASB Statements No. 114 and 118. At those dates CFC had allocated $159.7 million and $160.9 million of the loan and guarantee loss allowance to such impaired loans. At August 31, 1996 and May 31, 1996, 29% and 32% respectively, of the loans classified as impaired were collateral dependent. Loans are collateral dependent when there are no reliable future payment schedules and the amount expected to be collected is directly related to the value of the assets and future revenues that represent the underlying security for the loan. The amount of loan and guarantee loss allowance allocated to such loans was based on a comparison of the recorded investment in the loan to the estimated value of the collateral. CFC recognized a total of $0.7 million of interest income on loans classified as impaired during the quarter ended August 31, 1996. All other payments received were applied as a reduction of principal. The average recorded investment in impaired loans for the three months ended August 31, 1996 was $244.4 million.

	  Subsequent to the end of the quarter, CFC has removed the impairment classification from $47.1 million of loans to one borrower. This borrower has made all payments as due and CFC has returned all loans to full accrual status. As of September 30, 1996, CFC had classified a total of $203.3 million of loans as impaired and had allocated $129.7 million of the loan and guarantee loss reserve to such impaired loans.

     (C) On May 23, 1985, Wabash Valley Power Association, Inc. ("WVPA") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in connection with the canceled Marble Hill plant construction.

	  On August 7, 1991, the Bankruptcy Court confirmed WVPA's reorganization plan pending approval of rates as contemplated in the plan.

	  On June 22, 1994, the U.S. District Court affirmed (over RUS's objection) the Wabash plan in reorganization. RUS appealed to the U.S. Court of Appeals. On December 28, 1995, the U.S. Court of Appeals reaffirmed the Wabash plan of reorganization. RUS requested that the U.S. Court of Appeals rehear the case. The judges of the Court of Appeals denied the RUS request. On August 30, 1996, the United States petitioned the U.S. Supreme Court seeking to overturn the WVPA Plan in reorganization.

	  Under the Wabash plan, CFC would realize an estimated total loss of approximately $12 million ($8.6 million of which has been written off to date), after the offset of subordinated capital term certificates (without taking into account interest since the petition date). CFC and RUS have agreed to distribute all settle-ment proceeds from Wabash in compliance with provisions under the shared mortgage. Upon resolution of the bankruptcy there will be a final accounting of the cash flow subsequent to the petition date. At this time it is anticipated that this final accounting will result in CFC making a net payment to RUS to true-up the cash distribution between RUS and CFC.

	  In May 1993, CFC advanced $24.4 million in variable interest rate secured loans to WVPA, which was used to effect an early redemption of the tax-exempt bonds guaranteed by CFC. As WVPA is operating in Bankruptcy, CFC has classified these loans as nonperforming, there-fore, does not accrue interest income on these loans. As of August 31, 1996, CFC had $18.2 million in loans outstanding to Wabash.

	  Based on WVPA's preliminary reorganization plan, management believes that CFC has adequately reserved for any potential loss.

     (D) Deseret Generation & Transmission Co-operative ("Deseret") and its major creditors entered into an Agreement Restructuring Obligations ("ARO") document that restructured Deseret's debt obligations to RUS, CFC and certain other creditors, including certain lease pay-ments due on the Bonanza Power Plant. The ARO, which closed in January 1991 with an effective date of January 1, 1989, provides for the reduction of Deseret's debt service and rental obligations on the Bonanza Power Plant until 1996 when large sales of power are intended to commence.

	  Deseret failed to make the payments required under the ARO during 1995. Deseret's creditors agreed to extend the provisions of the ARO first through January 31, 1996 and then until February 29, 1996. The extensions were intended to allow the creditors to develop final terms for a long-term restructuring of the ARO. The creditors were unable to agree on the terms of a negotiated settlement and thus the ARO was terminated as of February 29, 1996. CFC filed a foreclosure action against the owner of the Bonanza Plant in State Court in Utah on March 21, 1996. In this action, CFC has not terminated the lease or sought removal of Deseret as the plant operator. One of the defendants in the action has asserted counterclaims against CFC alleging that the remedies which CFC seeks are not available to it and that CFC seeks such remedies in an improper manner. At this time, the counterclaims are very general in nature making it hard to determine any potential impact on CFC. Another party, not named in the action, has successfully intervened and joined the action. The foreclosure trial is expected to begin in early 1997.

	  CFC, RUS, Deseret and the members of Deseret continue to work toward the terms of an agreement in which CFC would purchase the RUS claims against Deseret for approximately $237 million, with Deseret's members purchasing separate participations in these claims from CFC for $55 million. CFC would fund the Deseret members' portion of the purchase through secured loans to the members. RUS would require the Deseret members to prepay their RUS loans totaling approximately $50 million. In addition, CFC would provide Deseret with a $20 million secured line of credit. All parties have tentatively agreed on a mid-October closing for this transaction.

	  CFC would fund the prepayment of the RUS loans by the Deseret members through long-term secured loans to the members. The total amount lent to the Deseret members, approximately $105 million ($55 million for RUS buyouts and $50 million to purchase loan participations), would be secured against the assets and future revenues of the respective members and not by the assets of Deseret.


	  From January 1, 1989 through August 31, 1996, CFC has funded $160.8 million in cashflow shortfalls related to Deseret's debt service and rental obligations. All cashflow shortfalls funded by CFC represent an increase to the restructured loan to Deseret. They also serve to reduce CFC's guarantee exposure to Deseret As of August 31, 1996, CFC had approximately $472.2 million in current credit exposure to Deseret consisting of $178.5 million in secured loans and $293.7 million in guarantees by CFC of various direct and indirect obligations of Deseret. The secured loan to Deseret is on non-
	  accrual status with respect to interest income.   All payments
	  received from Deseret are applied against principal outstanding. CFC's guarantees include $5.9 million in tax-benefit indemnifi-cations and $23.9 million relating to mining equipment for a coal supplier of Deseret. The remainder of CFC's guarantee is for semi-annual debt service payments on $263.9 million of bonds issued in a $655 million leveraged lease financing of the Bonanza Plant in 1985. In addition, CFC had a $5.3 million loan to Deseret which is fully guaranteed by the U.S. Government.

	  CFC believes that given the underlying collateral value, it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

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

	  At August 31, 1996, CFC had $47.1 million in outstanding long-term loans to Soyland which were secured equally and ratably with RUS on all assets and future revenues of Soyland. In addition, CFC had $14.8 million outstanding to Soyland under a long-term revolving credit agreement and $12.6 million outstanding on a capital additions loan, both of which have priority in payment over the existing RUS loans and the prior CFC loan. CFC also had $274.0 million in loans to Soyland which are guaranteed by the U.S. Government.

	  On September 13, 1996, CFC advanced $235.0 million to Soyland for the purpose of repaying its RUS debt at a significant discount.
	  CFC advanced the amount to Soyland through two senior secured amortizing five-year term notes for $117.5 million, both maturing on July 1, 2001. One of the notes is fully guaranteed by the distribution members of Soyland. Due to the amount of the RUS discount, CFC expects Soyland to be able to make all payments related to this debt and has classified these notes as performing loans. Interest income on these notes will be recognized on an accrual basis. As part of the buyout from RUS, Soyland will no longer be responsible for the semi-annual debt service on the grantor trust certificates, the notes of which are guaranteed by RUS. RUS will now be responsible for all debt service payments related to the $274.0 million, in addition to the outstanding fixed rate grantor trust certificates held by public investors.

	  As of September 30, 1996, CFC has classified all new loans to Soyland as performing, with interest recognition on an accrual basis. The revolving credit loan and capital additions loan remain classified as performing, with interest recognized on an accrual basis. The restructured loan will remain classified as restructured, due to changes made in a prior agreement, and it will be returned to accrual status with respect to the recognition of interest income.

12.  Loans Guaranteed by RUS

     At August 31, 1996 and May 31, 1996, CFC held $416.6 million in Trust Certificates related to the refinancings of Federal Financing Bank loans. These Trust Certificates are supported by payments from certain CFC Power Supply members whose payments are guaranteed by RUS.

Part I. Item 2.

		   Management's Discussion and Analysis of Financial
			 Condition and Results of Operations
			   (all dollar amounts in millions)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. While the Company uses its best estimates and judgments based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.

CFC does not believe it is vulnerable to the risk of a near term severe impact as a result of any concentrations of its activities.

Changes in Financial Condition

During the three months ended August 31, 1996, CFC's total assets increased by $236.3 or 2.9% to $8,290.4 from $8,054.1 at May 31, 1996, primarily due to an increase of $223.7 in net loans outstanding, an increase of $41.3 in the debt service account and a decrease of $33.3 in cash and certificates of deposit. Changes to the loan portfolio included increases of $191.6 in long-term loans, $23.5 in short-term loans and $20.4 in restructured loans, partially offset by a decrease of $4.6 in intermediate-term loans. Long-term loan activity consisted primarily of $292.3 in advances and $77.1 in principal repayments. The debt service account increase was due to the mandatory sinking fund requirements for bonds that are scheduled to mature during the year. The cash balance decreased due to the increase in the debt service account.

Net loans to members represented 96% of total assets at August 31, 1996 and May 31, 1996. Long-term loans represented 86% of gross loans at August 31, 1996 and May 31, 1996. Fixed rate loans represented 37% of gross loans at August 31, 1996 and 38% at May 31, while the remaining loans carry a variable rate that may be adjusted monthly or semi-monthly. At August 31, 1996, $832.4 or 10.2% of gross loans were unsecured, compared to $767.1 million or 9.7% at May 31, 1996. The $832.4 of unsecured loans at August 31, 1996 includes $317.6 in temporarily unsecured loans for RUS note buyouts. This amount represents the first portion of the buyout from RUS. CFC will be advancing the remaining portion prior to the end of fiscal year 1997, at which time the full amount advanced by CFC will be secured by all assets and future revenues of the borrower. All other loans were secured pro-rata with other lenders (primarily
RUS), by all assets and future revenues of the borrower.

At August 31, 1996 CFC had provided $2,223.2 in guarantees, a decrease of $26.2 from the $2,249.4 at May 31, 1996. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for plant and equipment. All guarantees are secured on a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets.

Also at August 31, CFC had unadvanced loan commitments of $5,853.8, an increase of $242.3 from the $5,611.5 committed at May 31, 1996. Most unadvanced loan commitments contain a material adverse change clause that would relieve CFC from its obligation to lend if the borrower's financial condition had changed materially from the time the loan was approved. Many of these commitments are provided for operational back-up liquidity. CFC does not anticipate funding the majority of the commitments outstanding during the next twelve to eighteen months.

During the three months ended August 31, 1996, CFC's total liabilities and Members' Equity increased by $236.3 or 2.9% to $8,290.4 from $8,054.1 at May 31, 1996. The increase was primarily due to increases of $237.1 in notes payable, $15.2 to long-term debt and $10.3 in interest payable offset by a decrease in Members' Equity and certificates of $27.5.

The notes payable increase was due to increases of $171.6 in Dealer Commercial Paper and $66.0 in Member Commercial Paper. The Member Commercial paper balance outstanding at August 31, 1996 represents a 5.3% increase over the May 31, 1996 balance. The increase to long-term debt was due to a net increase in medium-term notes outstanding. CFC has averaged about $20.6 in Medium-Term Note sales to members each month. The decrease in Members' Equity and certificates was due to the retirement of patronage capital partially offset by the year to date net margins and the issuance of Subordinated Certificates on new loans. The increases to notes payable and long-term debt were required to fund the increase in loans outstanding and the decrease to Members' Equity and certificates. The increase in interest payable was due to the increase in funds outstanding and to the increase in the rates on those funds. Subsequent to the end of the quarter on September 5, 1996, CFC issued $100.0 in Collateral Trust Bonds, due 2001 at a rate of 6.75% and on September 26, 1996, CFC issued $100.0 in Collateral Trust Bonds, due 2006 at a rate of 7.30%.

The allowance for loan and guarantee losses increased by $6.9 to $224.9 at August 31, 1996 from $218.0 at May 31, 1996. At August 31, 1996, the loan and guarantee loss allowance represented 2.75% of gross loans, 2.16% of gross loans and guarantees, 88.33% of nonperforming and restructured loans, and 906.86% of nonperforming loans compared to 2.74%, 2.14%, 92.88% and 862.05% at May 31, 1996, respectively. CFC makes monthly additions to the allowance for loan and guarantee losses. These additions are required to maintain the allowance at an adequate level based on the current year to date increase to loans outstanding and the estimated loan growth for the next twelve months. On a quarterly basis, CFC reviews the adequacy of the loan and guarantee loss allowance and estimates the amount of future provision that will be required to maintain the allowance at an adequate level based on estimated loan growth. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions. As of August 31, 1996, management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

As of August 31, 1996, CFC had advanced $1,034.9 to 61 members for the pre-payment of RUS loans. CFC estimates that this amount represented 86% of the total RUS prepayments. Other lenders have lent 10% of the total and the remaining 4% was prepaid out of the members' internally generated funds. As of August 31, 1996 CFC had approved loan applications for an additional $72.0 from 12 members for the purpose of prepaying their RUS notes. In addition, there were $59.8 in loan prepayment applications pending at RUS. RTFC had loan applications for $48.9 from 7 applicants for telephone exchange acquisitions.

CFC has implemented FASB Statements No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." As of August 31, 1996, CFC has classified $250.4 of loans outstanding as impaired with respect to the provisions of these statements. At August 31, 1996, CFC has allocated $159.7 of the loan and guarantee loss allowance to such impaired loans. CFC has recognized $0.7 of interest income on its impaired loans during the three months ended August 31, 1996. CFC has applied all other payments received as a reduction to principal outstanding.

At August 31, 1996, CFC had loans outstanding in the amount of $24.8 classified as nonperforming and $229.8 classified as restructured. All nonperforming loans and $225.5 of restructured loans were on a non-accrual basis with respect to interest income.

As of August 31, 1996, CFC had $472.2 in current credit exposure to Deseret, consisting of $178.5 in secured loans and $293.7 for guarantees of various direct and indirect obligations of Deseret. During the quarter ended August 31, 1996, the $178.5 of loans to Deseret were on non-accrual status with respect to recognition of interest income. All payments received were applied against principal outstanding. CFC also had $5.3 loans to Deseret which are guaranteed by the U.S. Government. CFC recognizes interest income on an accrual basis on the loans guaranteed by the U.S. Government.

CFC, RUS, Deseret and the distribution members of Deseret continue to work toward the terms of an agreement in which CFC would purchase the RUS claims against Deseret for approximately $237, with Deseret's members purchasing separate participations in these claims from CFC for $55. In addition, CFC would provide Deseret with a $20 secured line of credit. The purchase of the RUS claims by CFC has been tentatively scheduled for mid-October 1996.

CFC would fund the Deseret members' portion of the purchase through secured loans to the members. In addition, RUS would require the Deseret members to prepay their RUS loans totaling approximately $50. CFC would fund the prepayment of the RUS loans by the Deseret members through long-term secured loans to the members. The total amount lent to the Deseret members, approximately $105, would be secured against the assets and future revenues of the respective members and not by the assets of Deseret.

On December 28, 1995, the U.S. Court of Appeals reaffirmed the lower courts approval of the Wabash plan of reorganization. On August 30, 1996, the United States petitioned the U.S. Supreme Court seeking to overturn the WVPA plan in reorganization. As of August 31, 1996, CFC had $18.2 in loans out-standing to Wabash. Upon resolution of the bankruptcy, CFC and RUS have agreed to split all proceeds from Wabash in compliance with the provisions of the shared mortgage. At this time, it is anticipated that this final accounting will result in CFC making a net payment to RUS to true up the cash distribution between CFC and RUS. During the quarter ended August 31, 1996, all loans to Wabash were on a non-accrual status with respect to the recognition of interest income. All payments received from Wabash were applied against the principal balance outstanding.

As of August 31, 1996, CFC had $47.1 in long-term secured loans, $14.8 out-standing under a revolving credit agreement and $12.6 outstanding on a capital additions loan to Soyland. The revolving credit agreement and capital additions loans both have priority in payment over the existing RUS loans and prior CFC loan. The amounts outstanding under the revolving credit agreement and the capital additions loan would be repaid first from the proceeds of asset sales or liquidation. The revolving credit and capital additions loans were on full accrual status with respect to the recognition of interest income. The $47.1 restructured loan was on non-accrual status, with interest income recognized on a cash basis as received. Soyland has negotiated a settlement of its outstanding debt with RUS. Under the settle-ment, Soyland will pay the government $235.0 and will be released from all of its obligations to the government pursuant to the RUS loan or guarantee programs. On September 13, 1996, CFC advanced $235.0 to Soyland for the purpose of repaying its RUS debt. The $235.0 was advanced in two notes of $117.5, both maturing on July 1, 2001. Both notes are fully secured by the assets and future revenues of Soyland and one of the notes is also guaranteed by the distribution members of Soyland. As of September 30, 1996, all new loans to Soyland were classified as performing, with interest recognition on an accrual basis and the $47.1 restructured loan was returned to accrual status with respect to the recognition of interest income.

CFC believes that, given the value of the collateral underlying the loans to Deseret, Wabash and Soyland, it is adequately reserved for any potential losses.

Changes in the Results of Operations

CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the three months ended August 31, 1996, CFC achieved a Times Interest Earned Ratio (TIER) of
1.12. This was the same as the 1.12 TIER for the quarter ended August 31, 1995. Management has established a 1.10 TIER as its minimum operating level.


Operating income for the three months ended August 31, 1996, was $134.3, an increase of $12.2 from the prior year period. The increase in operating income was due to a positive volume variance of $19.5 and a negative rate variance of $7.3. Average loans outstanding increased by $1,026.8 and the average yield decreased by 29 basis points from the prior year period. For the three months ended August 31, 1996, average loans outstanding were $8,069.5 and the average yield was 6.60%, compared to average loans outstanding of $7,042.7 and an average yield of 6.89% for the three months ended August 31, 1995. CFC sets the interest rates on its loans to cover the cost of funds, general and administrative expenses, a provision for loan and guarantee losses and a reasonable TIER. As a result, the yield earned on the loan portfolio will move in conjunction with the rates in the capital markets.

CFC's cost of funds for the three months ended August 31, 1996, totaled $110.9, an increase of $7.8 from the prior year. The increase was due to a negative rate variance of $8.2 and a positive volume variance of $16.0. The average interest rate on funds used by CFC at August 31, 1996, was 5.45%, a decrease of 36 basis points compared to the average rate of 5.81% at August 31, 1995. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other instruments offset by income from the overnight investments of excess cash and the interest earnings on debt service investments.

For the three months ended August 31, 1996 and August 31, 1995, general and administrative expenses totaled $4.4 and $3.7, respectively. General and administrative expenses represented 22 basis points of average loan volume for the three months ended August 31, 1996, which is an increase of 3 basis points from 19 basis points for the prior year period.

The provision for loan and guarantee losses for the three months ended August 31, 1996, totaled $6.8 or 33 basis points, compared to the prior year total of $3.6 or 22 basis points. During fiscal year 1997, CFC may continue its practice of making a special provision to the loan and guarantee loss allowance equal to the net margins earned in excess of the amount required to achieve a 1.12 TIER on a monthly basis. During the quarter ended August 31, 1996, this resulted in additional provisions totaling $4.3, an increase of $2.6 over the $1.7 of additional provision for the first quarter of the prior year. These additions are intended to maintain the allowance at an adequate level based on current and expected future loan growth. CFC has maintained the provision for loan and guarantee losses in line with management's assessment of the size and quality of the loan portfolio.

Overall, CFC's net margins for the three months ended August 31, 1996, totaled $12.8, a increase of $0.4 from the prior year period total of $12.4.


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

With regard to liquidity risk, CFC manages its liquidity risk by ensuring that other sources of funding are available to make debt maturity payments. CFC accomplishes this in five ways. First, CFC maintains revolving credit agreements which (subject to certain conditions) allow CFC to borrow funds on terms of up to five years. Second, CFC has maintained investment grade ratings, facilitating access to the capital markets. Third, CFC maintains
SEC shelf registrations for its Collateral Trust Bonds, Medium-Term Notes and other debt securities, which (absent market disruptions and assuming CFC maintains investment grade ratings) could be issued at fixed or variable rates in sufficient amounts to fund the next 18 to 24 months funding requirements. Fourth, CFC maintains SEC registrations for the Grantor Trust Certificates which permit public issuance of certificates to private investors to replace the of variable rate certificates currently held by CFC. Fifth, CFC obtains much of its funding directly from its members and believes this funding is more stable than funding obtained from outside sources.

At August 31, 1996, CFC had $5,050.0 in available bank credit, $2,730.0 of which is available through February 28, 2000, $1,820.0 is available through February 25, 1997 and $500.0 is available through April 29, 1997. As of August 31, 1996 CFC was in compliance with all covenants and conditions to borrowing.

As of August 31, 1996, CFC had shelf registrations for Collateral Trust Bonds and Medium-Term Notes of $650.0 and $551.0, respectively. As of August 31, 1996, CFC had shelf registrations for Grantor Trust Certificates of $121.8. CFC also developed and registered $250.0 of a new debt security, Quarterly Income Capital Securities. CFC plans on selling these securities in the retail markets with maturities of 30 to 50 years. The interest due on these securities will be deferrable by CFC for up to five years. As of August 31, 1996, CFC had not issued any of these new securities.

Member invested funds, including the loan and guarantee loss allowance, at August 31, 1996 and May 31, 1996, were $3,251.5 and $3,204.3 or 38.6% and
39.1% of CFC's total capitalization, respectively (long- and short-term debt outstanding, Members' Certificates and Equity and the loan and guarantee loss allowance).

CFC's leverage ratio was 5.96 at August 31, 1996, an increase over the 5.69 reported at May 31, 1996. The increase was primarily due to additional debt required to fund new loans and a decrease in the Members' Equity due to the retirement of patronage capital on August 15, 1996.

The following chart schedules the maturities of CFC's fixed rate loans and fixed rate funding. The chart is a useful tool to identify gaps in the matching of fixed rate loans with fixed rate funds.

                             Interest-Rate Gap Analysis
			     (Fixed Assets/Liabilities)
			       As of August 31, 1996



				 FY 97    FY 98-99    FY 00-01   FY 02-06   FY 07-16    FY 17+     Total
Assets:
  Loan Amortization
    and repricing               $ 190.6    $ 621.4    $ 468.8    $ 863.3    $ 584.9    $ 129.1    $2,858.1

Total Assets                    $ 190.6    $ 621.4    $ 468.8    $ 863.3    $ 584.9    $ 129.1    $2,858.1

Liabilities and Equity:
  Long-Term Debt                $ 309.1    $ 365.1    $ 170.0    $ 519.3    $  52.2    $ 150.0    $1,565.7
  Subordinated Certificates         3.9       11.5      113.3      344.0      426.3       68.0       967.0
  Equity                              -          -      165.6          -       17.5          -       183.1

Total Liabilities and Equity    $ 313.0    $ 376.6    $ 448.9    $ 863.3    $ 496.0    $ 218.0    $2,715.8

Gap *                           $(122.4)   $ 244.8    $  19.9    $   0.0    $  88.9    $ (88.9)   $  142.3

Cumulative Gap                  $(122.4)   $ 122.4    $ 142.3    $ 142.3    $ 231.2    $ 142.3
Cumulative Gap as a %
     of  Total Assets              1.48%      1.48%      1.72%      1.72%      2.79%      1.72%

 *  Loan amortization/repricing over/(under) debt maturities

CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of total assets. CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the periods listed in the above table. At August 31, 1996, CFC had $190.6 in fixed rate assets amortizing or repricing and $313.0 in fixed rate liabilities maturing during the remainder of fiscal year 1997. The difference, $122.4, represents the amount of CFC's assets that are not considered match-funded as to interest rate. CFC's difference of $122.4 at August 31, 1996 represents 1.48% of total assets.

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

Item 1,  Legal Proceedings.
	    None.

Item 2,  Changes in Securities.
	    None.

Item 3,  Defaults upon Senior Securities.
	    None.

Item 4,  Submission of Matters to a Vote of Security Holders.
	    None.

Item 5,  Other Information.
	    None.

Item 6,

	A.  Exhibits

	    27  - Financial Data Schedules

	B.  Reports on Form 8-K.

	Item 5 on August 28, 1996 - Filing of Underwriting Agreement for 6.75% Collateral Trust Bonds, due 2001.

	Item 5 on June 19, 1996 - Filing of exhibits for MTN shelf registration.

				Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			    NATIONAL RURAL UTILITIES
			       COOPERATIVE FINANCE CORPORATION



	      /s/  Steven L. Lilly
	     Chief Financial Officer

October 15, 1996



	     /s/  Angelo M. Salera
	    Controller (Principal Accounting Officer)


October 15, 1996