Form 10-Q
period 1996-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1997-01-14
CIK 70502

                       				 FORM 10-Q


                			       UNITED STATES
		              SECURITIES AND EXCHANGE COMMISSION
			                  Washington, D.C. 20549


X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             		  OF THE SECURITIES EXCHANGE ACT OF 1934
	             For the Quarterly Period Ended November 30, 1996

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

                         		      (Dollar Amounts In Thousands)


                                 			     A S S E T S


					                                 (Unaudited)
                           				      November 30, 1996       May 31, 1996
Cash                                   $    21,338            $    31,368

Certificates of Deposit                     20,000                 25,000

Debt Service Investments                   115,906                 40,907

Loans To Members, net                    8,598,799              7,728,271

Receivables                                114,802                 84,600

Fixed Assets, net                           33,221                 33,576

Debt Service Reserve Funds                 102,512                102,512

Other Assets                                13,528                  7,855

       	Total Assets                   $ 9,020,106            $ 8,054,089


The accompanying notes are an integral part of these combined financial statements.

              	      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                            			    COMBINED BALANCE SHEETS

                            			 (Dollar Amounts In Thousands)


             	    L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


					                                        (Unaudited)
                                					     November 30, 1996      May 31, 1996
Notes Payable, due within one year             $  3,280,235         $  2,471,552

Accounts Payable                                     18,813               16,591

Accrued Interest Payable                             49,721               40,819

Long-Term Debt                                    4,055,916            4,033,881

Other Liabilities                                    12,182               13,921

Quarterly Income Capital Securities                 125,000                    -

Commitments, Guarantees and Contingencies

Members' Subordinated Certificates:
   Membership subscription certificates             645,449              638,440
   Loan & guarantee certificates                    585,849              569,244

   Total Members' Subordinated Certificates       1,231,298            1,207,684

Members' Equity                                     246,941              269,641

    Total Members' Subordinated Certificates
    & Members' Equity                             1,478,239            1,477,325

Total Liabilities and Members' Equity          $  9,020,106         $  8,054,089


The accompanying notes are an integral part of these combined financial statements.



                                                        								(UNAUDITED)

         	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

         	   COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

                   			(Dollar Amounts in Thousands)


          	For the Quarters and Six Months Ended November 30, 1996 and 1995



							                                                   Quarters Ended                 Six Months Ended
							                                                     November 30,                     November 30,
                                                							 1996             1995           1996           1995
Operating Income-Interest on loans to members          $140,233        $124,880        $274,500        $246,928
Less-cost of funds allocated                            118,822         106,408         229,749         209,577

       	Gross operating margin                           21,411          18,472          44,751          37,351

Expenses:
  General, administrative and loan processing             5,241           4,844           9,661           8,539
  Provision for loan and guarantee losses                 3,185           2,065          10,000           5,680

       	Total expenses                                    8,426           6,909          19,661          14,219

        Operating margin                                 12,985          11,563          25,090          23,132

Nonoperating Income                                         672             928           1,333           1,747

Net Margins                                            $ 13,657        $ 12,491        $ 26,423        $ 24,879



The accompanying notes are an integral part of these combined financial statements.


                                                     								     (UNAUDITED)

           		NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

          		   COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                 			      (Dollar Amounts in Thousands)

                For the Quarters Ended November 30, 1996 and 1995
								   							                                         										                    	Patronage Capital
			                                                                  				               	Allocated
								                                                          Educa-     Unal-       General
						                                               Member-      tional     located     Reserve
                                 					    Total       ships         Fund     Margins       Fund       Other
Quarter Ended November 30, 1996
    Balance at August 31, 1996           $233,260    $  1,433    $    534    $ 15,055    $    366    $215,872
    Retirement of patronage capital             -           -           -           -           -           -
    Net Margins                            13,657           -           -      13,657           -           -
    Other                                      24          15           -           -           -           9
Balance at November 30, 1996             $246,941    $  1,448    $    534    $ 28,712    $    366    $215,881

Quarter Ended November 30, 1995
    Balance at August 31, 1995           $237,927    $  1,397    $    429    $ 14,677    $    346    $221,078
    Retirement of patronage capital        (2,402)          -           -           -           -      (2,402)
    Net Margins                            12,491           -           -      12,491           -           -
    Other                                       5           5           -           -           -           -
Balance at November 30, 1995             $248,021    $  1,402    $    429    $ 27,168    $    346    $218,676


The accompanying notes are an integral part of these combined financial statements.



                                                       								     (UNAUDITED)

           	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

           	      COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                     			 (Dollar Amounts in Thousands)

               	     For the Six Months Ended November 30, 1996 and 1995
							                                                       																		           	Patronage Capital
                                                              								                     Allocated
                                                           				    Educa-     Unal-        General
					                                         	       Member-      tional     located      Reserve
                                  					    Total       ships        Fund      Margins        Fund      Other
Six Months Ended November 30, 1996
Balance at May 31, 1996                    $269,641    $  1,424    $    476    $  2,289    $    501    $264,951
Retirement of patronage capital             (50,963)          -           -           -        (135)    (50,828)
Net Margins                                  26,423           -           -      26,423           -           -
Other                                         1,840          24          58           -           -       1,758
Balance at November 30, 1996               $246,941    $  1,448    $    534    $ 28,712    $    366    $215,881

Six Months Ended November 30, 1995
    Balance at May 31, 1995                $270,221    $  1,383    $    375    $  2,289    $    498    $265,676
    Retirement of patronage capital         (48,313)          -           -           -        (152)    (48,161)
    Net Margins                              24,879           -           -      24,879           -           -
    Other                                     1,234          19          54           -           -       1,161
Balance at November 30, 1995               $248,021    $  1,402    $    429    $ 27,168    $    346    $218,676


The accompanying notes are an integral part of these combined financial statements.

                                                            							 (UNAUDITED)

              	    NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                    		      COMBINED STATEMENTS OF CASH FLOWS

                           			(Dollar Amounts In Thousands)

              	      For the Six Months Ended November 30, 1996 and 1995

							                                                      1996         1995
Cash Flows From Operating Activities:
Accrual basis net margins                                $   26,423    $  24,879
Add (deduct):
  Provision for loan and guarantee losses                    10,000        5,680
  Depreciation                                                  564          629
  Amortization of deferred income                            (5,308)      (4,802)
  Amortization of bond issuance costs                           813          680
Add (deduct) changes in accrual accounts:
 Receivables                                                (23,721)       2,915
 Accounts payable                                             2,222       (1,122)
 Accrued interest payable                                     8,902        3,251
 Other                                                       (6,513)          76

   Net cash flows provided by operating activities           13,382       32,186

Cash Flows From Investing Activities:
 Advances made on loans                                  (2,035,600)  (1,918,757)
 Principal collected on loans                             1,155,072    1,419,759
 Investments in fixed assets                                   (209)        (327)

    Net cash flows used in investing activities            (880,737)    (499,325)

Cash Flows From Financing Activities:
  Notes payable, Net                                        396,174      269,050
  Certificates of Deposit, Net                                5,000        1,000
  Debt service Investments, Net                             (74,999)      (1,132)
  Proceeds from issuance of Long-Term Debt                   90,662      348,346
  Payments for retirement of Long-Term Debt                 468,828     (111,394)
  Proceeds from issuance of Members' Subordinated
     Certificates                                            17,398       10,837
  Payments for retirement of Members' Subordinated
     Certificates                                              (389)     (13,441)
  Payments for retirement of patronage capital              (45,349)     (46,152)

   Net cash flows provided by financing activities          857,325      457,114

Net Cash Flows                                              (10,030)     (10,025)
Beginning Cash and Cash Equivalents                          31,368       26,309

Ending Cash and Cash Equivalents                         $   21,338    $  16,284

Supplemental Disclosure of Cash Flow Information:
Cash paid during six months for Interest Expense         $  223,535    $  207,955

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

CFC's 1,053 members as of November 30, 1996, included 906 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 74 service members and 73 associate members.
The Utility Members included 841 distribution systems and 65 generation and transmission systems operating in 46 states and U.S. territories. At December 31, 1995, CFC's member systems served approximately 11.5 million consumers, representing service to an estimated 27.7 million ultimate users of electricity.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September 1987.
RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of November 30, 1996, RTFC had 446 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of loans guaranteed by the Rural Utilities Service ("RUS"). GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had four members other than CFC at November 30, 1996. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of November 30, 1996 and May 31, 1996, and the combined results of operations, cash flows and changes in members' equity for the six months ended November 30, 1996 and 1995.

The Notes to Combined Financial Statements for the years ended May 31, 1996 and 1995 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 1996, filed on August 27, 1996).

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

CFC has implemented FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The CFC investments covered by this statement, at November 30, 1996, include the certificates of deposit and the debt service investments. These items have been recorded at amortized cost, due to the Company's intent and ability to hold all investments to maturity. The implementation of this statement did not have a material impact on CFC's financial statements.

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

Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of November 30, 1996, CFC had committed to lend RTFC up to $2,600.0 million to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $1,728.4 million and $1,465.5 million as of November 30, 1996 and May 31, 1996, respectively. RTFC's net margins are allocated to RTFC's borrowers.
Summary financial information relating to RTFC is presented below:

						                                               (Uuaudited)
                                          						    At November 30,    At May 31,
(Dollar Amounts In Thousands)                            1996             1996
 Outstanding loans to members and their affiliates    $1,066,277      $   975,269
 Total assets                                          1,176,112        1,079,920
 Notes payable to CFC                                  1,051,739          966,690
 Total liabilities                                     1,066,692          981,790
 Members' Equity and Subordinated Certificates           109,420           98,130

							                                                         (Unaudited)
                                        						    For the Six Months Ended November 30,
(Dollar Amounts In Thousands)                            1996             1995
 Operating income                                     $   35,198      $    31,842
 Net margins                                               1,381            1,380




Summary financial information relating to GFC is
presented below:                                       (Unaudited)
                                           						     At November 30,     At May 31,
(Dollar Amounts In Thousands)                              1996             1996
 Outstanding loans to members                          $  402,271      $  411,373
 Total assets                                             415,451         429,177
 Notes payable to CFC                                     404,011         415,414
 Total liabilities                                        414,375         427,079
 Members' Equity                                            1,076           2,098

                                                   						       (Unaudited)
						                                               For the Six Months Ended November 30,
(Dollar Amounts In Thousands)                              1996            1995
Operating income                                      $    13,029      $   14,637
Net margins                                                   983           1,081

Unless stated otherwise, references to CFC relate to CFC, RTFC and GFC on a combined basis.

2.  Debt Service Account

A provision of the 1972 Indenture between CFC and Chase Manhattan Bank as trustee ("1972 Indenture") requires monthly deposits into a debt service account held by the trustee, generally in amounts equal to one-twelfth of the total annual interest payments, annual sinking fund payments and the principal amount of bonds maturing within one year. These deposits may be invested in permitted investments, as defined in the indenture (generally bank certificates of deposit and prime rated commercial paper).

On February 15, 1994, CFC completed a new Collateral Trust Bond Indenture ("1994 Indenture") with First Bank National Association as trustee. This indenture does not require the maintenance of a debt service account. All future Collateral Trust Bonds will be issued under the 1994 Indenture.

3.  Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of November 30, 1996 and May 31, 1996, mortgage notes representing approximately $1,494.9 million and $1,094.2 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure Collateral Trust Bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement (See Note
6), CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding.

Collateral Trust Bonds outstanding at November 30, 1996 and May 31, 1996 were $1,299.1 million and $999.6 million, respectively.

4.  Allowance for Loan and Guarantee Losses

CFC maintains an allowance for loan and guarantee losses at a level considered to be adequate in relation to the quality and size of its loan and guarantee portfolio. CFC makes regular additions to the allowance for loan and guarantee losses. These additions are required to maintain the allowance at an adequate level based on the current year to date increase to loans outstanding and the estimated loan growth for the next twelve months. On a quarterly basis, CFC reviews the adequacy of the loan and guarantee loss allowance and estimates the amount of future provisions that will be required to maintain the allowance at an adequate level based on estimated loan growth.

The allowance is based on estimates, and accordingly, actual loan and guarantee losses may differ from the allowance amount.

Activity in the allowance account is summarized as follows for the six months ended November 30, 1996 and the year ended May 31, 1996.

                                          						   November 30,      May 31,
(Dollar Amounts in Thousands)                         1996             1996
   Beginning Balance                                $218,047        $205,596
   Provision for loan and guarantee losses            10,000          12,451
   Ending Balance                                   $228,047        $218,047


Total Loan and Guarantee Loss Allowance
   As a Percentage of:
 	Total Loans                                           2.58%          2.74%
	 Total Loans and Guarantees                            2.09%          2.14%
	 Total Nonperforming and Restructured Loans            58.7%          92.9%

5. Members' Subordinated Certificates

Members' Subordinated Certificates are subordinated obligations purchased by members as a condition of membership and in connection with CFC's extension of long-term loans and guarantees to them. Those issued as a condition of membership (Subscription Capital Term Certificates) generally mature 100 years from issuance date and bear interest at 5% per annum. Those issued as a condition of receiving a loan or guarantee generally either mature 46 to 50 years from issuance or amortize proportionately based on the principal balance of the credit extended, and either are non-interest-bearing or bear interest at varying rates.

The proceeds from certain non-interest-bearing Subordinated Certificates issued in connection with CFC's guarantees of tax-exempt bonds are pledged by CFC to the debt service reserve fund established in connection with the bond issue, and any earnings from the investment of the fund inure solely to the benefit of the member.

6. Credit Arrangements

As of November 30, 1996, CFC had three revolving credit agreements totaling $4,835.0 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, CFC's guaranteed commercial paper issued by the National Cooperative Services Corporation ("NCSC") and the adjustable or floating/fixed rate bonds which CFC has guaranteed and is standby purchaser for the benefit of its members.

Two of these credit agreements, totaling a combined $4,335.0 million were executed with 49 banks, with J.P. Morgan Securities, Inc. and The Bank of Nova Scotia as Co-Syndication Agents and Morgan Guaranty Trust Company of
New York as Administrative Agent. Under these agreements, CFC can borrow up to $2,167.5 million until November 26, 2001 (the "five-year facility"), and $2,167.5 million until November 25, 1997 (the "364-day facility"). Any amounts outstanding under these facilities will be due on the respective maturity dates. A third revolving credit agreement for $500.0 million was executed on November 27, 1997 with ten banks, including the Bank of Nova Scotia as Administrative and Syndication Agent (the "BNS facility"). This agreement has a 364-day revolving credit period which terminates November 26, 1996 during which CFC can borrow and such borrowings may be converted to a 1-year term loan at the end of the revolving credit period.

In connection with the five-year facility, CFC pays a per annum facility fee of .09 of 1%. The per annum facility fee for both agreements with a 364-day maturity is .065 of 1%. There is no commitment fee for any of the revolving credit facilities. If CFC's long-term ratings decline, the facility fees may be increased by no more than .035 of 1%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,346.3 million (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The credit agreements prohibits CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity, Members' Subordinated Certificates and Quarterly Income Capital Securities and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of November 30, 1996 and May 31, 1996, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the five year facility, at November 30, 1996 and May 31, 1996, CFC classified $2,167.5 million and $2,730.0 million, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,167.5 million of notes payable during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions herein.

7. Unadvanced Loan Commitments

As of November 30, 1996 and May 31, 1996, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

(Dollar Amounts In Thousands)                 November 30, 1996       May 31, 1996
  Long-term                                      $1,709,157            $1,578,658
  Intermediate-term                                 353,807               288,570
  Short-term                                      3,182,898             3,199,364
  Telecommunications                                662,097               490,283
  Associate Member                                   33,666                54,664
  Total unadvanced loan commitments              $5,941,625            $5,611,539

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

8.  Retirement of Patronage Capital

CFC patronage capital in the amount of $50.7 million was retired in August 1996, representing one-sixth of the total allocations for fiscal years 1988, 1989 and 1990 and 70% of the allocation for fiscal year 1996. GFC retired patronage capital in August 1996 in the amount of $2.0 million representing 100% of the allocation for fiscal year 1996. RTFC will retire 70% of their FY 1996 allocation by January 31, 1997. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's Board of Directors with due regard for CFC's financial condition.

9.  Guarantees

As of November 30, 1996 and May 31, 1996, CFC had guaranteed the following contractual obligations of its members:


(Dollar Amounts In Thousands)                    November 30, 1996      May 31, 1996
Long-term tax-exempt bonds (A)                       $1,200,995          $1,317,655
Debt portions of leveraged lease transactions (B)       420,576             432,516
Indemnifications of tax benefit transfers (C)           351,390             363,702
Other guarantees (D)                                    134,665             135,567
    Total guarantees                                 $2,107,626          $2,249,440

(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $1,055.4 million and $1,168.9 million as of November 30, 1996 and May 31, 1996, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

(B) CFC has unconditionally guaranteed the repayment of debt raised by NCSC for leveraged lease transactions.

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease.

(D) At November 30, 1996 and May 31, 1996, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $33.8 million and $34.7 million, respectively.

10.  Interest Rate Exchange Agreements

The following table lists the notional principal amounts of CFC's interest rate exchange agreements at November 30, 1996 and May 31, 1996:



(Dollar Amounts in Thousands)
						  Notional Principal Amount
      Maturity Date                         November 30, 1996       May 31, 1996
    August 1996 (1)                            $        0            $   30,000
    September 1996 (2)                                  0               150,000
    February 1997 (1)                              35,000                35,000
    February 1997 (1)                              40,000                40,000
    February 1997 (1)                              25,000                25,000
    February 1998 (2)                              50,000                50,000
    November 1999 (2)                              50,000                     0
    November 1999 (2)                              50,000                     0
    November 1999 (2)                              50,000                     0
    January 2000 (1)                               52,851                     0
    January 2001 (1)                               42,749                     0
    October 2004 (1)                               45,600                45,600
    April 2006 (1)                                 25,000                25,000
    April 2006 (1)                                 25,000                25,000
    April 2006 (1)                                 25,000                25,000
    April 2006 (1)                                 25,000                25,000
       	Total                                    $541,200              $475,600

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

CFC is exposed on these interest rate exchange agreements to interest rate risk if the counterparty to the agreement does not perform to the agreement's terms. CFC does have a policy intended to limit counterparty credit risk by maintaining long-term interest rate exchange agreements only with financial institutions with at least an AA long-term credit rating, and short-term interest rate exchange agreements only with financial institutions with at least an A long-term credit rating.


11.  Contingencies

  (A) At November 30, 1996 and May 31, 1996, nonperforming loans in the amount of $24.2 million and $25.3 million, respectively, were on a nonaccrual basis with respect to the recognition of interest income. At November 30, 1996 and May 31, 1996, the total amount of restructured debt was $364.2 million and $209.4 million, respectively. CFC elected to apply all principal and interest payments received against principal outstanding on restructured debt of $360.1 million and $157.1 million, respectively.

  (B)  Of the $388.4 million and $234.7 million of loans described in
	      footnote 11(A) at November 30, 1996 and May 31, 1996, respectively,
	      CFC has classified $384.3 million and $230.4 million as impaired
	      with respect to the provisions of FASB Statements No. 114 and 118.
	      At those dates CFC had allocated $155.4 million and $160.9 million
	      of the loan and guarantee loss allowance to such impaired loans.  At
	      November 30, 1996 and May 31, 1996, 6% and 32% respectively, of the
	      loans classified as impaired were collateral dependent.  Loans are
	      collateral dependent when there are no reliable future payment
	      schedules and the amount expected to be collected is directly related
	      to the value of the assets and future revenues that represent the
	      underlying security for the loan.  The amount of loan and guarantee
	      loss allowance allocated to such loans was based on a comparison of
	      the recorded investment in the loan to the estimated value of the
	      collateral.  CFC recognized no interest income on loans classified
	      as impaired during the six months ended November 30, 1996.  All
	      payments received were applied as a reduction of principal.  The
	      average recorded investment in impaired loans for the six months
	      ended November 30, 1996 was $291.9 million.

  (C) On August 7, 1991, the Bankruptcy Court confirmed WVPA's reorganization plan pending approval of rates as contemplated in the plan. As of November 30, 1996, RUS' final opportunity to petition for rehearing expired. RUS, CFC and Wabash have since proceeded to implement the Wabash Plan.

       As of November 30, 1996, CFC had $17.7 million of loans outstanding to Wabash. All loans to Wabash were classified as nonperforming and were on a nonaccrual status with respect to the recognition of interest income.

       On December 31, 1996, CFC received $4.9 million of cash payments under the various components of the Wabash Plan. CFC also offset
       $9.9 million of maturing commercial paper investments held in escrow, Subordinated Certificates and patronage capital, for a cash total of $14.8 million. CFC also received a combination of secured and unsecured promissory notes at market rates totaling $12.5 million.
	      The cash and notes received by CFC will be used to repay the $17.7 million loan. The notes will be classified as performing and will accrue interest income at the stated rates.

       CFC and RUS entered into a separate agreement in May 1988, under which they have agreed to allocate among themselves all post-petition, pre-confirmation payments by Wabash on debt secured by the joint RUS/CFC mortgage. CFC and RUS are currently in the process of determining the amount of payment, if any, due to either party.

       Based on the WVPA plan, management believes that CFC has adequately reserved for any potential loss.

  (D) Deseret failed to make the payments required under the ARO during 1995. The creditors were unable to agree on the terms of a negotiated settlement and thus the ARO was terminated as of February 29, 1996. CFC filed a foreclosure action against the owner of the Bonanza Plant in State Court in Utah on March 21, 1996. In this action, CFC has not terminated the lease or sought removal of Deseret as the plant operator. One of the defendants in the foreclosure action has recently filed amended counterclaims against CFC. These amended counterclaims allege breaches of contract and fiduciary duties, fraudulent concealment, tortuous interference with contract and conspiracy. These amended counterclaims also seek recision or equitable subordination of CFC's interest in the Bonanza Plant. No trial date has been set.

       On October 16, 1996, Deseret and CFC entered into an Obligations Restructuring Agreement (the "ORA") for the purpose of restructuring Deseret's debt with CFC. Pursuant to the terms of the ORA, Deseret is required to make quarterly minimum payments to CFC through December 31, 2025. In addition to the quarterly minimum payments, Deseret is required to pay to CFC certain percentages of its excess cash flow and proceeds from the disposition of assets, as detailed in the ORA. If Deseret performs all of its obligations under the ORA and no event of default occurs thereunder, then on December 31, 2025, CFC has agreed to forgive any amounts owed by Deseret to CFC.

       In connection with the ORA, on October, 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740 million from RUS for the sum of $238.5 million (the "RUS Debt"). As a result of the purchase, CFC holds a majority of Deseret's out-standing secured debt. Pursuant to a participation agreement dated October 16, 1996, the member systems of Deseret purchased from CFC, for $55 million, a participation interest in the RUS Debt. CFC provided long term financing to the members of Deseret as follows:
       (i) $32.5 million in the aggregate to finance the buyout by the members of their respective RUS debt (the "Note Buyout Loans"), and
       (ii) $55.0 million in the aggregate to finance the members' purchase of participation interests in the RUS Debt acquired by CFC (the "Participation Loans"). The Note Buyout Loans and the Participation Loans are secured by the assets and revenues of the member systems. Under the participation agreement the Deseret members will receive a share of the minimum quarterly payments that Deseret makes to CFC which the members will use to service their Participation Loans.
       Each member of Deseret has the option to put its Participation Loan back to CFC after twelve years, provided that no event of default exists under the ORA and under such member's Participation Loan.

       From January 1, 1989 through November 30, 1996, CFC has funded $159.0 million in cashflow shortfalls related to Deseret's debt service and
     	 rental obligations.  All cashflow shortfalls funded by CFC represent
	      an increase to the restructured loan to Deseret.  They also serve to
     	 reduce CFC's guarantee exposure to Deseret.  As of November 30, 1996,
	      CFC had approximately $653.8 million in current credit exposure to
	      Deseret consisting of $360.1 million in secured loans and $293.7
	      million in guarantees by CFC of various direct and indirect
	      obligations of Deseret.  The secured loans to Deseret are on
	      nonaccrual status with respect to the recognition of interest income.
       All payments received from Deseret are applied against principal outstanding.  CFC's guarantees include $6.0 million in tax-benefit indemnifications and $23.9 million relating to mining equipment for a coal supplier of Deseret.  The remainder of CFC's guarantee is for semi-annual debt service payments on $263.8 million of bonds issued in a $655 million leveraged lease financing of the Bonanza Plant in
       1985.  RUS is now responsible for the repayment of $177.4 million of
       Deseret loans held by grantor trusts and serviced by CFC.  CFC holds
       $5.3 million of the grantor trust certificates which are currently in the variable rate mode.

     	 CFC believes that given its analysis of Deseret's cashflow projections, it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

  (E)  On September 13, 1996, CFC advanced $235.0 million to Soyland for the
     	 purpose of repaying its RUS obligations at a significant discount.
	      This loan will amortize over a five year term.  As a condition to
	      this advance, the distribution members of Soyland agreed to guarantee
	      repayment to CFC of  $117.5 million.  RUS is also responsible for the
	      repayment of $617.8 million of Soyland loans held by grantor trusts
	      and serviced by CFC.  CFC holds $267.1 million of the grantor trust
	      certificates which are currently in the variable rate mode.

	      As of November 30, 1996, CFC had $297.8 million of loans outstanding to Soyland. All of these loans have been classified as performing and are on full accrual status with respect to the recognition of interest income. On November 1, 1996, the $47.1 million loan to Soyland that had previously been classified as restructured was reclassified as performing and placed on accrual status with respect to the recognition of interest income.

	      CFC believes that it is adequately reserved for any potential loss on its loans to Soyland.

12.  Loans Guaranteed by RUS

     At November 30, 1996 and May 31, 1996, CFC held $407.5 million and $416.6 million in Trust Certificates related to the refinancings of Federal Financing Bank loans. These Trust Certificates are supported by payments from certain CFC Power Supply members whose payments are guaranteed by RUS.

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

Changes in Financial Condition

During the six months ended November 30, 1996, CFC's total assets increased by $966.0 or 12.0% to $9,020.1 from $8,054.1 at May 31, 1996, primarily due to an increase of $870.5 in net loans outstanding and an increase of $75.0 in the debt service account. Changes to the loan portfolio included increases of $467.6 in long-term loans, $53.4 in short-term loans, $154.8 in restructured loans and $214.8 in intermediate-term loans offset by a decrease of $9.1 on FFB refinancing loans. Long-term loan activity consisted primarily of $301.6 in advances and $43.6 in principal repayments. The debt service account increase was due to the mandatory sinking fund requirements for bonds that are scheduled to mature during the year. The cash balance decreased due to the increase in the debt service account.

Net loans to members represented 95% of total assets at November 30, 1996 and 96% at May 31, 1996. Long-term loans represented 85% of gross loans at November 30, 1996 and 86% at May 31, 1996. Fixed rate loans represented 37% of gross loans at November 30, 1996 and 38% at May 31, while the remaining loans carry a variable rate that may be adjusted monthly or semi-monthly.
At November 30, 1996, $846.0 or 9.6 % of gross loans were unsecured, compared to $767.1 or 9.7% at May 31, 1996. The $846.0 of unsecured loans at November 30, 1996 includes $331.3 in temporarily unsecured loans for RUS note buyouts. This amount represents the first portion of the buyout from RUS. CFC will be advancing the remaining portion prior to the end of fiscal year 1997, at which time the full amount advanced by CFC will be secured by all assets and future revenues of the borrower. All other loans were secured pro-rata with other lenders (primarily RUS), by all assets and future revenues of the borrower.

At November 30, 1996 CFC had provided $2,107.6 in guarantees, a decrease of $141.8 from the $2,249.4 at May 31, 1996. The decrease to guarantees was primarily due to replacement of the $102.0 pollution control guarantee for Tri-State and regularly scheduled principal payments. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged
lease transactions for plant and equipment.   All guarantees are secured on a
pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets.

Also at November 30, CFC had unadvanced loan commitments of $5,941.6, an increase of $330.1 from the $5,611.5 committed at May 31, 1996. Most unadvanced loan commitments contain a material adverse change clause that would relieve CFC from its obligation to lend if the borrower's financial condition had changed materially from the time the loan was approved. Many of these commitments are provided for operational back-up liquidity. CFC does not anticipate funding the majority of the commitments outstanding during the next twelve to eighteen months.

During the six months ended November 30, 1996, CFC's total liabilities and Members' Equity increased by $966.0 or 12.0% to $9,020.1 from $8,054.1 at May 31, 1996. The increase was primarily due to increases of $808.7 in notes payable, $22.0 in long-term debt, $8.9 in interest payable, $0.9 in Members' Equity and Certificates and the issuance of $125.0 of Quarterly Income Capital Securities.

The notes payable increase was due to increases of $363.0 in Dealer Commercial Paper and $53.7 in Member Commercial Paper outstanding. The Member Commercial paper balance at November 30, 1996 represents a 4.3% increase over the May 31, 1996 balance. The increase to long-term debt was due to a net increase in medium-term notes outstanding. This fiscal year, CFC has averaged about $17.6 in Medium-Term Note sales to members each month. The increase in Members' Equity and certificates was due to the issuance of Subordinated Certificates on new loans and the year to date net margin offset by the retirement of patronage capital. The increases to notes payable and long-term debt were required to fund the increase in loans outstanding. The increase in interest payable was due to the increase in funds outstanding.

At November 30, 1996, CFC had loans outstanding in the amount of $24.2 classified as nonperforming and $364.2 classified as restructured. All nonperforming loans and $360.1 of restructured loans were on a nonaccrual
basis with respect to the recognition of interest income.    As of November
30, 1996, CFC has classified $384.3 of loans outstanding as impaired with respect to the provisions of FASB Statement No. 114. At November 30, 1996, CFC has allocated $155.4 of the loan and guarantee loss allowance to such impaired loans. During the six months ended November 30, 1996, the amount of loans classified as impaired increased by $153.9. This increase was due to the purchase of the RUS claims against Deseret for $183.5, the resolution of the uncertainty related to the $47.1 loan Soyland which was reclassified as performing, advances of $24.1 related to CFC's guarantee of Deseret's obligations and $6.6 of payments received on loans classified as impaired. While the balance of loans classified as impaired increased, the amount of the loan and guarantee loss reserve allocated to these loans decreased from $160.9 at May 31, 1996 to $155.4 at November 30, 1996. This decrease was due to the release of the loan and guarantee loss reserve for Soyland, which was larger than the required additions for other impaired loans based on the provisions of FASB Statement No. 114. CFC has applied all payments received on impaired loans as a reduction to principal outstanding.

The allowance for loan and guarantee losses increased by $10.0 to $228.0 at November 30, 1996 from $218.0 at May 31, 1996. At November 30, 1996, the loan and guarantee loss allowance represented 2.58% of gross loans, 2.09% of gross loans and guarantees, 58.70% of nonperforming and restructured loans, and 942.15% of nonperforming loans compared to 2.74%, 2.14%, 92.88% and 862.05% at May 31, 1996, respectively. CFC makes regular additions to the allowance for loan and guarantee losses. These additions are required to maintain the allowance at an adequate level based on the current year to date increase to loans outstanding and the estimated loan growth for the next twelve months. On a quarterly basis, CFC reviews the adequacy of the loan and guarantee loss allowance and estimates the amount of future provision that will be required to maintain the allowance at an adequate level based on estimated loan growth. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions. As of November 30, 1996, management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

As of November 30, 1996, CFC had advanced $1,151.0 to 75 members for the prepayment of RUS loans. CFC estimates that this amount represented 89% of the total RUS prepayments. Other lenders have lent 7% of the total and the remaining 4% was prepaid out of the members' internally generated funds. As of November 30, 1996 CFC had approved loan applications for an additional $65.3 from 11 members for the purpose of prepaying their RUS notes. In addition, there were $59.8 in loan prepayment applications pending at RUS.
As of December 31, 1996, RTFC had approved approximately $200.0 of loans for the purpose of financing Personal Communication Services ("PCS") systems. These loans will carry guarantees in the aggregate amount of 65% of principal from the equipment vendors and sponsoring telcos. It is anticipated that these loans will begin closing during the third and fourth quarters of fiscal year 1997.

On October 16, 1996, Deseret and CFC entered into an ORA for the purpose of restructuring Deseret's debt with CFC. Pursuant to the terms of the ORA, Deseret is required to make quarterly minimum payments to CFC through December 31, 2025. In addition to the quarterly minimum payments, Deseret is required to pay to CFC certain percentages of its excess cash flow and proceeds from the disposition of assets, as detailed in the ORA. If Deseret performs all of its obligations under the ORA and no event of default occurs thereunder, then on December 31, 2025, CFC has agreed to forgive any amounts owed by Deseret to CFC.

In connection with the ORA, on October, 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740 from the RUS for the sum of $238.5. As a result of the purchase, CFC is the primary creditor of Deseret. Pursuant to a participation agreement dated October 16, 1996, the member systems of Deseret purchased from CFC, for $55, a participation interest in the RUS Debt. CFC provided a total of $87.5 long-term financing to the members of Deseret to finance the purchase of the participation interest in the RUS Debt and the buyout by the members of their respective debt to RUS.  These loans are secured by the assets and
revenues of the member systems.   Each member of Deseret has the option to
put its participation loan back to CFC after twelve years, provided that no event of default exists under the ORA and under such member's participation loan.

As of November 30, 1996, CFC had $653.8 in current credit exposure to Deseret, consisting of $360.1 in secured loans and $293.7 for guarantees of various direct and indirect obligations of Deseret. All loans to Deseret are on a nonaccrual status with respect to the recognition of interest income. All payments received from Deseret have been and will continue to be applied as a reduction to principal outstanding, at least until the uncertainty of the foreclosure trial has been resolved.

On December 31, 1996, CFC received $4.9 in cash payments under the various components of the Wabash Plan. CFC also offset $9.9 in maturing commercial paper investments held in escrow, Subordinated Certificates and patronage capital, for a cash total of $14.8. Under the Wabash Plan, CFC also received a combination of secured and unsecured promissory notes at market rates totaling $12.5. The cash and notes received will be used to repay the $17.7 loan. The notes will be classified as performing and will accrue interest at the stated rates.

CFC and RUS entered into a separate agreement in May 1988, under which they have agreed to allocate among themselves all post-petition, pre-confirmation payments by Wabash on debt secured by the joint RUS/CFC mortgage. CFC and RUS are currently in the process of determining the amount of payment, if any, due to either party.

On September 13, 1996, CFC advanced $235.0 to Soyland for the purpose of repaying its RUS obligations at a significant discount. This loan will
amortize over a 5 year term.   As a condition to this advance, the
distribution members of Soyland agreed to guarantee repayment to CFC of $117.5. In addition, RUS is also responsible for the repayment of $617.8 of Soyland loans held by grantor trusts and serviced by CFC. RUS is also responsible for the repayment of $617.8 of Soyland loans held by grantor trusts and serviced by CFC. CFC holds $267.1 of the grantor trust certificates which are currently in the variable rate mode.

As of November 30, 1996, CFC had $297.8 of loans outstanding to Soyland.
All of these loans have been classified as performing and are on full accrual status with respect to the recognition of interest income. On November 1, 1996, the $47.1 loan that had previously been classified as restructured was reclassified as performing.

CFC believes that, given the value of the collateral and cashflow projections underlying the loans to Deseret, Wabash and Soyland, it is adequately reserved for any potential losses.

Changes in the Results of Operations

CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the six months ended November 30, 1996, CFC achieved a Times Interest Earned Ratio (TIER) of 1.12. This was the same as the 1.12 TIER for the six months ended November 30, 1995. Management has established a 1.10 TIER as its operating target.

Operating income for the six months ended November 30, 1996, was $274.5, an increase of $27.6 from the prior year period. The increase in operating income was due to a positive volume variance of $40.5 offset by a negative rate variance of $12.9. Average loans outstanding increased by $1,138.6 while the average yield decreased by 29 basis points from the prior year period. For the six months ended November 30, 1996, average loans outstanding were $8,348.4 and the average yield was 6.56%, compared to average loans outstanding of $7,209.8 and an average yield of 6.85% for the six months ended November 30, 1995. CFC sets the interest rates on its loans to cover the cost of funds, general and administrative expenses, a provision for loan and guarantee losses and a reasonable TIER. As a result, the yield earned on the loan portfolio will move in conjunction with the rates in the capital markets.

CFC's cost of funds for the six months ended November 30, 1996, totaled $229.7, an increase of $20.1 from the prior year. The increase was due to a positive volume variance of $35.2 offset by a negative rate variance of $15.1. The average interest rate on funds used by CFC at November 30, 1996, was 5.49%, a decrease of 32 basis points compared to the average rate of 5.81% at November 30, 1995. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other instruments offset by income from the overnight investments of excess cash and the interest earnings on debt service investments. CFC's average cost of funding is expected to increase due to the large volume of fixed rate debt issued towards the end of the second quarter.

For the six months ended November 30, 1996 and November 30, 1995, general and administrative expenses totaled $9.7 and $8.5, respectively. General and administrative expenses represented 23 basis points of average loan volume for the six months ended November 30, 1996, which is a decrease of 1 basis point from 24 basis points for the prior year period.

The provision for loan and guarantee losses for the six months ended
November 30, 1996, totaled $10.0 or 24 basis points, compared to the prior year total of $5.7 or 15 basis points. During fiscal year 1997, CFC may continue its practice of making a special provision to the loan and guarantee loss allowance equal to the net margins earned in excess of the amount required to achieve a 1.12 TIER on a monthly basis. During the six months ended November 30, 1996, this resulted in additional provisions totaling $5.0, an increase of $1.9 over the $3.1 of additional provision for prior year period. These additions are intended to maintain the allowance at an adequate level based on current and expected future loan growth. CFC has maintained the provision for loan and guarantee losses in line with management's assessment of the size and quality of the loan portfolio.

Overall, CFC's net margins for the six months ended November 30, 1996, totaled $26.4, an increase of $1.5 from the prior year period total of $24.9.


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

With regard to liquidity risk, CFC manages its liquidity risk by ensuring that other sources of funding are available to make debt maturity payments. CFC accomplishes this in five ways. First, CFC maintains revolving credit agreements which (subject to certain conditions) allow CFC to borrow funds on terms of up to five years. Second, CFC has maintained investment grade ratings, facilitating access to the capital markets. Third, CFC maintains SEC shelf registrations for its Collateral Trust Bonds, Medium-Term Notes and other debt securities, which (absent market disruptions and assuming CFC maintains investment grade ratings) could be issued at fixed or variable rates in sufficient amounts to fund the next 18 to 24 months funding require-ments. Fourth, CFC maintains SEC registrations for the Grantor Trust Certificates which permit public issuance of certificates to private investors to replace the of variable rate certificates currently held by CFC. Fifth, CFC obtains much of its funding directly from its members and believes this funding is more stable than funding obtained from outside sources.

At November 30, 1996, CFC had $4,835.0 in available bank credit, $2,167.5 of which is available through November 27, 2001, $2,167.5 is available through November 25, 1997 and $500.0 is available through November 26, 1997. As of November 30, 1996 CFC was in compliance with all covenants and conditions to borrowing and there were no amounts outstanding under such agreements.

As of November 30, 1996, CFC had shelf registrations for Collateral Trust Bonds and Medium-Term Notes of $200.0 and $392.8, respectively. As of November 30, 1996, CFC also had shelf registrations for Grantor Trust Certificates of $121.8 and $125.0 for Quarterly Income Capital Securities.

Member invested funds, including the loan and guarantee loss allowance, at November 30, 1996 and May 31, 1996, were $3,270.5 and $3,204.3 or 36.3% and
39.1% of CFC's total capitalization, respectively (long- and short-term debt outstanding, Members' Certificates and Equity and the loan and guarantee loss allowance).

CFC's leverage ratio was 5.69 at November 30, 1996, and May 31, 1996. CFC calculates leverage as the ratio of total assets, less Members' Equity, less Members' Subordinated Certificates, less Quarterly Income Capital Securities, less funding for loans guaranteed by RUS, plus guarantees divided by the sum of Members' Equity, Members' Subordinated Certificates and Quarterly Income Capital Securities. CFC's current leverage ratio is well below the limit authorized by its Board of Directors and revolving credit agreements.

The following chart schedules the maturities of CFC's fixed rate loans and fixed rate funding. The chart is a useful tool to identify gaps in the matching of fixed rate loans with fixed rate funds.

                              		     Interest-Rate Gap Analysis
		                                   (Fixed Assets/Liabilities)
		                                     As of  November 30, 1996

                         			  	FY 97     FY 98-99   FY 00-01  FY 02-06    FY 07-16   FY 17+     Total
Assets:
  Loan Amortization
    and repricing             $ 174.7    $ 713.2    $ 578.2    $ 895.6    $ 597.8    $ 132.1    $3,091.6

Total Assets                  $ 174.7    $ 713.2    $ 578.2    $ 895.6    $ 597.8    $ 132.1    $3,091.6

Liabilities and Equity:
  Long-Term Debt              $ 306.7    $ 432.8    $ 290.7    $ 526.6    $ 152.2    $ 375.0    $2,084.0
  Subordinated Certificates       2.5      205.2      192.5      359.3      107.3       78.4       945.2
  Equity                            -       75.2       95.0          -       26.6          -       196.8

Total Liabilities and Equity  $ 309.2    $ 713.2    $ 578.2    $ 885.9    $ 286.1    $ 453.4    $3,226.0

Gap *                         $(134.5)   $   0.0    $   0.0    $   9.7    $ 311.7    $(321.3)   $ (134.4)

Cumulative Gap                $(134.5)   $(134.5)   $(134.5)   $(124.8)   $ 186.9    $(134.4)
Cumulative Gap as a %
   of  Total Assets               1.49%      1.49%      1.49%      1.38%      2.07%      1.49%

 *  Loan amortization/repricing over/(under) debt maturities

CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of total assets. CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the periods listed in the above table. At November 30, 1996, CFC had $174.7 in fixed rate assets amortizing or repricing and $309.2 in fixed rate liabilities maturing during the remainder of fiscal year 1997. The difference, $134.5, represents the amount of CFC's assets that are not considered match-funded as to interest rate. CFC's difference of $134.5 at November 30, 1996 represents 1.49% of total assets.

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



Item 1, Legal Proceedings.
	     None.

Item 2, Changes in Securities.
	     None.

Item 3, Defaults upon Senior Securities.
	     None.

Item 4, Submission of Matters to a Vote of Security Holders.
	     None.

Item 5, Other Information.
		None.

Item 6,

     A.  Exhibits

	 27  - Financial Data Schedules.

	 10.1    Revolving Credit Agreement maturing November 25, 1997.
	 10.2    Revolving Credit Agreement maturing November 26, 2001.
	 10.3    Revolving Credit Agreement maturing November 26, 1997.
	 99      Update to RUS information filed with May 31, 1996 Form 10K.

     B.  Reports on Form 8-K.

	 Item 5 on September 19, 1996 - Filing of Underwriting Agreement
					for Bond Issue.

	 Item 5 on October 17, 1996`-  Filing of Underwriting Agreement for
				       Bond Issue.

	 Item 5 on October 30, 1996 -  Filing of Underwriting Agreement for
				       Quarterly Income Capital Securites.

	 Item 5 on November 13, 1996 - Filing of  Underwriting Agreement for
				       Bond Issue.

				 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			       NATIONAL RURAL UTILITIES
			       COOPERATIVE FINANCE CORPORATION






	     /s/  Steven L. Lilly
		  Chief Financial Officer

January 14, 1997



	    /s/  Angelo M. Salera
		 Controller (Principal Accounting Officer)


January 14, 1997