Form 10-Q
period 1997-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1997-04-14
CIK 70502

				 FORM 10-Q


			       UNITED STATES
		   SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549


X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934
	      For the Quarterly Period Ended February 28, 1997

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

		      (Dollar Amounts In Thousands)


			       A S S E T S


					(Unaudited)
				     February 28, 1997    May 31, 1996

Cash                                    $    26,995       $    31,368

Certificates of Deposit                           -            25,000

Debt Service Investments                    157,197            40,907

Loans To Members, net                     8,532,851         7,728,271

Receivables                                  96,485            84,600

Fixed Assets, net                            33,481            33,576

Debt Service Reserve Funds                  103,490           102,512

Other Assets                                 13,939             7,855

	Total Assets                    $ 8,964,438       $ 8,054,089



The accompanying notes are an integral part of these combined financial statements.

	  NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

			  COMBINED BALANCE SHEETS

			(Dollar Amounts In Thousands)


	L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


					(Unaudited)
				     February 28, 1997   May 31, 1996

Notes Payable, due within one year       $3,398,405        $2,471,552

Accounts Payable                             32,997            16,591

Accrued Interest Payable                     60,614            40,819

Long-Term Debt                            3,855,805         4,033,881

Other Liabilities                             3,510            13,921

Quarterly Income Capital Securities         125,000                 -

Commitments, Guarantees and Contingencies

Members' Subordinated Certificates:
   Membership subscription certificates     645,449           638,440
   Loan & guarantee certificates            580,162           569,244

   Total Members' Subordinated
	     Certificates                 1,225,611         1,207,684

Members' Equity                             262,496           269,641

    Total Members' Subordinated
    Certificates & Members' Equity        1,488,107         1,477,325

Total Liabilities and Members' Equity  $  8,964,438      $  8,054,089




       The accompanying notes are an integral part of these combined
			  financial statements.

							     (UNAUDITED)

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	    COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

			 (Dollar Amounts in Thousands)


For the Quarters and Nine Months Ended February 28, 1997 and February 29, 1996


						    Quarters Ended                        Nine Months Ended
					  February 28, 1997  February 29, 1996  February 28, 1997  February 29, 1996
Operating Income-Interest on loans to members   $142,562          $126,269           $417,062           $373,197
Less-cost of funds allocated                     122,319           108,121            352,068            317,698

	Gross operating margin                    20,243            18,148             64,994             55,499

Expenses:
   General, administrative and loan processing     5,401             4,803             15,062             13,342
   Provision for loan and guarantee losses             -             1,875             10,000              7,555

	Total expenses                             5,401             6,678             25,062             20,897

	Operating margin                          14,842            11,470             39,932             34,602

Nonoperating Income                                  700             1,311              2,033              3,058

Net Margins                                     $ 15,542          $ 12,781           $ 41,965           $ 37,660



		The accompanying notes are an integral part of these combined
				    financial statements.

								(UNAUDITED)

	     NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

			   (Dollar Amounts in Thousands)

	 For the Quarters Ended February 28, 1997 and February 29, 1996

											    Patronage Capital
												Allocated
								  Educa-      Unal-       General
						   Member-        tional     located      Reserve
					Total        ships         Fund      Margins        Fund       Other

Quarter Ended February 28, 1997
    Balance at November 30, 1996      $246,941    $  1,448     $    534     $ 28,712     $    366     $215,881
    Retirement of patronage capital          -           -            -            -            -            -
    Net Margins                         15,542           -            -       15,542            -            -
    Other                                   13          13            -            -            -            -
Balance at February 28, 1997          $262,496    $  1,461     $    534     $ 44,254     $    366     $215,881



Quarter Ended February 29, 1996
    Balance at November 30, 1995      $248,021    $  1,402     $    429     $ 27,168     $    346     $218,676
    Retirement of patronage capital          -           -            -            -            -            -
    Net Margins                         12,781           -            -       12,781            -            -
    Other                                   12          12            -            -            -            -
Balance at February 29, 1996          $260,814    $  1,414     $    429     $ 39,949     $    346     $218,676

	    The accompanying notes are an integral part of these combined
			     financial statements.

                                                                  (UNAUDITED)

	      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		  COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

			    (Dollar Amounts in Thousands)

	 For the Nine Months Ended February 28, 1997 and February 29, 1996
                                                                                            Patronage Capital
		                                                                                               Allocated
								                                                          Educa-       Unal-       General
						                                             Member-        tional      located      Reserve
                                  					Total        ships          Fund      Margins        Fund        Other
Nine Months Ended February 28, 1997
    Balance at May 31, 1996            $269,641    $  1,424     $    476     $  2,289     $    501     $264,951
    Retirement of patronage capital     (50,963)          -            -            -         (135)     (50,828)
    Net Margins                          41,965           -            -       41,965            -            -
    Other                                 1,853          37           58            -            -        1,758
Balance at February 28, 1997           $262,496    $  1,461     $    534     $ 44,254     $    366     $215,881



Nine Months Ended February 29, 1996
    Balance at May 31, 1995            $270,221    $  1,383     $    375     $  2,289     $    498     $265,676
    Retirement of patronage capital     (48,313)          -            -            -         (152)     (48,161)
    Net Margins                          37,660           -            -       37,660            -            -
    Other                                 1,246          31           54            -            -        1,161
Balance at February 29, 1996           $260,814    $  1,414     $    429     $ 39,949     $    346     $218,676

	      The accompanying notes are an integral part of these
		       combined financial statements.


								(UNAUDITED)

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		      COMBINED STATEMENTS OF CASH FLOWS

			 (Dollar Amounts In Thousands)

     For the Nine Months Ended February 28, 1997 and February 29, 1996
								     1997         1996
Cash Flows From Operating Activities:
Accrual basis net margins                                         $ 41,965    $  37,660
Add (deduct):
  Provision for loan and guarantee losses                           10,000        7,555
  Depreciation                                                         904          953
  Amortization of deferred income                                   (7,969)      (7,232)
  Amortization of bond issuance costs                                1,375        1,543
Add (deduct) changes in accrual accounts:
 Receivables                                                        (4,440)      10,012
 Accounts payable                                                   16,406       (1,271)
 Accrued interest payable                                           19,795       12,660
 Other                                                             (13,221)      (5,816)

   Net cash flows provided by operating activities                  64,815       56,064

Cash Flows From Investing Activities:
 Advances made on loans                                         (2,832,150)  (2,799,225)
 Principal collected on loans                                    2,017,570    2,047,751
 Investments in fixed assets                                          (809)       2,110

    Net cash flows used in investing activities                   (815,389)    (749,364)

Cash Flows From Financing Activities:
  Notes payable, Net                                               364,677      456,863
  Certificates of Deposit, Net                                      25,000      (38,000)
  Debt service Investments, Net                                   (116,290)      (7,320)
  Proceeds from issuance of Long-Term Debt                         833,796      543,070
  Payments for retirement of Long-Term Debt                       (449,925)    (180,875)
  Proceeds from issuance of Quarterly Income Capital Securities    125,000            -
  Proceeds from issuance of Members' Subordinated Certificates      22,228       14,113
  Payments for retirement of Members' Subordinated Certificates    (12,936)     (15,335)
  Payments for retirement of patronage capital                     (45,349)     (46,152)

   Net cash flows provided by financing activities                 746,201      726,364

Net Cash Flows                                                      (4,373)      33,064
Beginning Cash and Cash Equivalents                                 31,368       26,309

Ending Cash and Cash Equivalents                                $   26,995   $   59,373

Supplemental Disclosure of Cash Flow Information:
Cash paid during nine months for Interest Expense               $  337,074   $  307,603

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

CFC's 1,054 members as of February 28, 1997, included 907 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 74 service members and 73 associate members. The Utility Members included 842 distribution systems and 65 generation and transmission systems operating in 46 states and U.S. territories.
At December 31, 1995, CFC's member systems served approximately 11.5 million consumers, representing service to an estimated 27.7 million ultimate users of electricity.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September, 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of February 28, 1997, RTFC had 455 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991.
GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of loans guaranteed by the Rural Utilities Service ("RUS"). GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements.
Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had four members other than CFC at February 28, 1997.
GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of February 28, 1997 and May 31, 1996, and the combined results of operations, cash flows and changes in members' equity for the nine months ended February 28, 1997 and February 29, 1996.

The Notes to Combined Financial Statements for the years ended May 31, 1996 and 1995 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 1996, filed on August 27, 1996).

In May 1993, the Financial Accounting Standards Board (the "FASB") released Statement No. 114 "Accounting by Creditors for Impairment of a Loan." The statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, observable market value or, in the case of collateral dependent loans, the fair value of the collateral. In October 1994, the FASB released Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The statement amends FASB Statement No. 114 by eliminating the interest income recognition provisions and changing the disclosure requirements. Both statements apply to loans that are, or become impaired, based on the provisions of FASB Statement No. 114, or that have certain restructuring agreements executed on, or after the implementation date. CFC has implemented these statements. The implementation of these statements did not have a material impact on CFC's financial statements.

CFC has implemented FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The CFC investments covered by this statement, at February 28, 1997, include the certificates of deposit and the debt service investments. These items have been recorded at amortized cost, due to the Company's intent and ability to hold all investments to maturity. The implementation of this statement did not have a material impact on CFC's financial statements.

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

Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of February 28, 1997, CFC had committed to lend RTFC up to $2,600.0 million to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $1,865.7 million and $1,465.5 million as of February 28, 1997 and May 31, 1996, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

						    (Unaudited)
						   At February 28,    At May 31,
(Dollar Amounts In Thousands)                            1997            1996
 Outstanding loans to members and their affiliates    $1,077,297   $   975,269
 Total assets                                          1,184,834     1,079,920
 Notes payable to CFC                                  1,068,118       966,690
 Total liabilities                                     1,077,175       981,790
 Members' Equity and Subordinated Certificates           107,659        98,130

							      (Unaudited)
						     For the Nine Months Ended
(Dollar Amounts In Thousands)                      February 28, 1997     February 29, 1996

 Operating income                                      $  52,945      $ 48,384
 Net margins                                               2,054         2,074


Summary financial information relating to GFC is presented below:   (Unaudited)
	At February 28, At May 31,
(Dollar Amounts In Thousands)            1997            1996
 Outstanding loans to members        $  135,220      $  411,373
 Total assets                           143,128         429,177
 Notes payable to CFC                   136,960         415,414
 Total liabilities                      141,425         427,079
 Members' Equity                          1,703           2,098

					     (Unaudited)
				      For the Nine Months Ended
(Dollar Amounts In Thousands)    February 28, 1997   February 29, 1996

Operating income                     $   18,515        $ 21,511
Net margins                               1,610           1,913

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

3.      Loans Pledged as Collateral to Secure Collateral Trust Bonds

	As of February 28, 1997 and May 31, 1996, mortgage notes representing approximately $1,454.8 million and $1,094.2 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure Collateral Trust Bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement (See Note 6), CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding.

	Collateral Trust Bonds outstanding at February 28, 1997 and May 31, 1996 were $1,299.2 million and $999.6 million, respectively.

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

	Activity in the allowance account is summarized as follows for the nine months ended February 28, 1997 and the year ended May 31, 1996.

					   February 28,      May 31,
(Dollar Amounts in Thousands)                 1997            1996

   Beginning Balance                        $218,047        $205,596
   Provision for loan and guarantee losses    10,000          12,451
   Ending Balance                           $228,047        $218,047

Total Loan and Guarantee Loss Allowance
   As a Percentage of:

   Total Loans                                 2.60%           2.74%
   Total Loans and Guarantees                  2.10%           2.14%
   Total Nonperforming and Restructured Loan  59.89%          92.88%

	The decline in nonperforming and restructured loan percentage is due to the purchase of certain RUS notes related to troubled borrowers as discussed in Note 11.

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

6.      Credit Arrangements

	As of February 28, 1997, CFC had three revolving credit agreements totaling $4,835.0 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, CFC's guaranteed commercial paper issued by the National Cooperative Services Corporation ("NCSC") and the adjustable or floating/fixed rate bonds which CFC has guaranteed and is standby purchaser for the benefit of its members.

	Two of these credit agreements, totaling a combined $4,335.0 million were executed with 49 banks, with J.P. Morgan Securities, Inc. and The Bank of Nova Scotia as Co-Syndication Agents and Morgan Guaranty Trust Company of New York as Administrative Agent. Under these agreements, CFC can borrow up to $2,167.5 million until November 26, 2001 (the "five-year facility"), and $2,167.5 million until November 25, 1997 (the "364-day facility"). Any amounts outstanding under these facilities will be due on the respective maturity dates. A third revolving credit agreement for $500.0 million was executed on November 27, 1996 with ten banks, including the Bank of Nova Scotia as Administrative and Syndication Agent (the "BNS facility"). This agreement has a 364-day revolving credit period which terminates November 26, 1997 during which CFC can borrow and such borrowings may be converted to a 1-year term loan at the end of the revolving credit period.

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

	The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,346.3 million (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the nine most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity, Members' Subordinated Certificates and Quarterly Income Capital Securities and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of February 28, 1997 and May 31, 1996, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

	Based on the ability to borrow under the five year facility, at February 28, 1997 and May 31, 1996, CFC classified $2,167.5 million and $2,730.0 million, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,167.5 million of notes payable during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions herein.

7.      Unadvanced Loan Commitments

	As of February 28, 1997 and May 31, 1996, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

	(Dollar Amounts In Thousands)    February 28, 1997    May 31, 1996

	Long-term                             $1,881,738      $1,578,658
	Intermediate-term                        347,327         288,570
	Short-term                             3,273,736       3,199,364
	Telecommunications                       788,359         490,283
	Associate Member                          30,387          54,664
	Non-performing                            20,000               -
	Total unadvanced loan commitments     $6,341,547      $5,611,539

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

8.      Retirement of Patronage Capital

	CFC patronage capital in the amount of $50.7 million was retired in August 1996, representing one-sixth of the total allocations for fiscal years 1988, 1989 and 1990 and 70% of the allocation for fiscal year 1996. GFC retired patronage capital in August 1996 in the amount of $2.0 million representing 100% of the allocation for fiscal year 1996. RTFC retired $5.9 million in February 1997. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's Board of Directors with due regard for CFC's financial condition.

9.      Guarantees

	As of February 28, 1997 and May 31, 1996, CFC had guaranteed the following contractual obligations of its members:



	(Dollar Amounts In Thousands)   February 28, 1997      May 31, 1996

	Long-term tax-exempt bonds (A)      $1,196,715          $1,317,655
	Debt portions of leveraged
	   lease transactions (B)              418,939             432,516
	Indemnifications of tax
	   benefit transfers (C)               342,807             363,702
	Other guarantees (D)                   134,307             135,567
	 Total guarantees                   $2,092,768          $2,249,440

	(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due.
	     In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $1,047.1 million and $1,168.9 million as of February 28, 1997 and May 31, 1996, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

	(B) CFC has unconditionally guaranteed the repayment of debt raised by NCSC for leveraged lease transactions.

	(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease.

	(D) At February 28, 1997 and May 31, 1996, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $34.0 million and $34.7 million, respectively.

10.     Interest Rate Exchange Agreements

	The following table lists the notional principal amounts of CFC's interest rate exchange agreements at February 28, 1997 and May 31, 1996:
	(Dollar Amounts in Thousands)
						 Notional Principal Amount
	    Maturity Date                February 28, 1997       May 31, 1996
	  August 1996 (1)               $            0            $   30,000
	  September 1996 (2)                         0               150,000
	  February 1997 (1)                          0                35,000
	  February 1997 (1)                          0                40,000
	  February 1997 (1)                          0                25,000
	  February 1998 (2)                     50,000                50,000
	  November 1999 (2)                     50,000                     0
	  November 1999 (2)                     50,000                     0
	  November 1999 (2)                     50,000                     0
	  January 2000 (1)                      52,851                     0
	  January 2001 (1)                      42,749                     0
	  October 2004 (1)                      43,200                45,600
	  April 2006 (1)                        25,000                25,000
	  April 2006 (1)                        25,000                25,000
	  April 2006 (1)                        25,000                25,000
	  April 2006 (1)                        25,000                25,000
		 Total                        $438,800              $475,600

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

	CFC is exposed on these interest rate swap agreements to interest rate risk if the counterparty to the agreement does not perform to the agreement's terms. CFC does have a policy intended to limit counterparty credit risk by maintaining long-term interest rate swap agreements only with financial institutions with at least an AA long-term credit rating, and short-term interest rate swap agreements only with financial institutions with at least an A long-term credit rating.


11.     Contingencies

	(A) At February 28, 1997 and May 31, 1996, nonperforming loans in the amount of $6.5 million and $25.3 million, respectively, were on a nonaccrual basis with respect to interest income.
		At February 28, 1997 and May 31, 1996, the total amount of restructured debt was $374.3 million and $209.4 million, respectively. CFC elected to apply all principal and interest payments received against principal outstanding on restructured debt of $370.2 million and $157.1 million, respectively.

	(B) Out of the $380.8 million and $234.7 million of loans described in footnote 11(A) at February 28, 1997 and May 31, 1996, respectively, CFC has classified $376.7 million and $230.4 million as impaired with respect to the provisions of FASB Statements No. 114 and 118. At those dates CFC had allocated $121.0 million and $160.9 million of the loan and
		guarantee loss allowance to such impaired loans.   The amount
		of loan and guarantee loss allowance allocated to such loans was based on a comparison of the recorded investment in the loan to the estimated value of the collateral. CFC recognized no interest income on loans classified as impaired during the nine months ended February 28, 1997. All payments received were applied as a reduction of principal. The average recorded investment in impaired loans for the nine months ended February 28, 1997 was $319.5 million.


	(C)     The Plan in Reorganization for Wabash Valley Power Association
		(WVPA) was effective on December 31, 1996. Under the Plan, CFC received $4.9 million of cash payments under the various components of the Wabash Plan. CFC also offset $9.9 million of maturing commercial paper investments held in escrow, Subordinated Certificates and patronage capital, for a cash total of $14.8 million. CFC also received a combination of secured and unsecured promissory notes at market rates totaling $13.4 million for a total of $28.2 million. These notes have been classified as performing and will accrue interest at CFC's intermediate-term interest rate.

		CFC and RUS entered into a separate agreement in May 1988, under which they have agreed to allocate among themselves all post-petition, pre-confirmation payments by Wabash on debt secured by the joint RUS/CFC mortgage. CFC and RUS are currently in the process of determining the amount of payment due from CFC to RUS.

		CFC believes that it has adequately reserved for any potential losses related to Wabash.

	(D) Deseret failed to make the payments required under the Agreement Restructuring Obligations, (the "ARO") during 1995. The creditors were unable to agree on the terms of a negotiated settlement and thus the ARO was terminated as of February 29, 1996. CFC filed a foreclosure action against the owner of the Bonanza Plant in State Court in Utah on March 21, 1996. In this action, CFC has not terminated the lease or sought removal of Deseret as the plant operator. One of the defendants in the foreclosure action has filed amended counterclaims against CFC. These amended counterclaims allege breaches of contract and fiduciary duties, fraudulent concealment, tortious interference with contract and conspiracy. These amended counterclaims also seek recission or equitable subordination of CFC's interest in the Bonanza Plant. No trial date has been set.

		On October 16, 1996, Deseret and CFC entered into an Obligations Restructuring Agreement (the "ORA") for the purpose of restructuring Deseret's debt with CFC. Pursuant to the terms of the ORA, CFC agreed to (i) forbear from exercising any remedy to collect the CFC Debt (as defined in the ORA) and (ii) pay and perform all of the CFC Guarantees (as defined in the ORA) in consideration for Deseret agreeing to make quarterly minimum payments to CFC through December 31, 2025.
		In addition to the quarterly minimum payments, Deseret is required to pay to CFC certain percentages of its excess cash flow and proceeds from the disposition of assets, as detailed in the ORA. If Deseret performs all of its obligations under the ORA and no event of default occurs thereunder, then on December 31, 2025, CFC has agreed to forgive any amounts owed by Deseret to CFC, comprising CFC Debt.

		In connection with the ORA, on October, 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740 million from RUS for the sum of $238.5 million (the "RUS Debt"). As a result of the purchase, CFC holds a majority of Deseret's outstanding secured debt. Pursuant to a participation agreement dated October 16, 1996, the member systems of Deseret purchased from CFC, for $55 million, a participation interest in the RUS Debt. CFC provided long term financing to the members of Deseret as follows:
		(i) $32.5 million in the aggregate to finance the buyout by the members of their respective RUS debt (the "Note Buyout Loans"), and (ii) $55.0 million in the aggregate to finance the members' purchase of participation interests in the RUS Debt acquired by CFC (the "Participation Loans"). The Note Buyout Loans and the Participation Loans are secured by the assets and revenues of the member systems. Under the participation agreement the Deseret members will receive a share of the minimum quarterly payments that Deseret makes to CFC which the members will use to service their Participation Loans. Each member of Deseret has the option to put its Participation Loan back to CFC at any time after twelve years, provided that no event of default exists under the ORA and under such member's Participation Loan.

		From January 1, 1989 through February 28, 1997, CFC has funded $170.4 million in cashflow shortfalls related to Deseret's debt service and rental obligations. All cashflow shortfalls funded by CFC represent an increase to the restructured loan to Deseret. They also serve to reduce CFC's guarantee exposure to Deseret. As of February 28, 1997, CFC had approximately $662.1 million in current credit exposure to Deseret consisting of $370.2 million in secured loans and $291.9 million in guarantees by CFC of various direct and indirect obligations of Deseret. The secured loans to Deseret are on nonaccrual status with respect to interest income. All payments received from Deseret are applied against principal outstanding. CFC's guarantees include $5.1 million in tax-benefit indemnifications and $23.1 million relating to mining equipment for a coal supplier of Deseret. The remainder of CFC's guarantee is for semi-annual debt service payments on $263.7 million of bonds issued in a $655 million leveraged lease financing of the Bonanza Plant in 1985. RUS is now responsible for the repayment of $174.9 million of Deseret loans held by grantor trusts and serviced by CFC. CFC holds $2.8 million of the grantor trust certificates which are currently in the variable rate mode.

		CFC believes that given its analysis of Deseret's cashflow projections, it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

	E) On September 13, 1996, CFC advanced $235.0 million to Soyland for the purpose of repaying its RUS obligations at a significant discount. This loan will amortize over a five year term. As a condition to this advance, the distribution members of Soyland agreed to guarantee repayment to CFC of $117.5 million. RUS is also responsible for the repayment of $350.7 million of Soyland loans held by grantor trusts and serviced by CFC.

		As of February 28, 1997, CFC had $267.3 million of loans outstanding to Soyland. All of these loans have been classified as performing and are on full accrual status with respect to interest income. On November 1, 1996, the $47.1 million loan to Soyland that had previously been classified as restructured was reclassified as performing and placed on accrual status with respect to the recognition of interest income.

		CFC believes that it is adequately reserved for any potential loss on its loans to Soyland.

12.     Loans Guaranteed by RUS

	At February 28, 1997, CFC held $138.0 million in Trust Certificates related to the refinancing of Federal Financing Bank loans, a decrease of $278.6 million from $416.6 million at May 31, 1996.
	The decrease is primarily due to the prepayment of $263.2 million of the loans on February 13, 1997 by RUS. These Trust Certificates are supported by payments from certain CFC power supply members whose payments are guaranteed by RUS.

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

Changes in Financial Condition

During the nine months ended February 28, 1997, CFC's total assets increased by $910.3 or 11.3% to $8,964.4 from $8,054.1 at May 31, 1996, primarily due to an increase of $804.6 in net loans outstanding and an increase of $116.3 in the debt service account. Changes to the loan portfolio included increases of $572.7 in long-term loans, $162.3 in short-term loans, $146.2 in restructured loans and $212.1 in intermediate-term loans partially offset by a decrease of $278.7 to loans guaranteed by RUS,[SV1] due to the prepayment of $263.2 by RUS. Long-term loan activity consisted primarily of $862.4 in advances and $324.0 in principal repayments. The debt service account increase was due to the mandatory sinking fund requirements for bonds that are scheduled to mature during the year.

Net loans to members represented 95% of total assets at February 28, 1997 and 96% at May 31, 1996. Long-term loans represented 86% of gross loans at February 28, 1997 and 86% at May 31, 1996. Fixed rate loans represented 38% of gross loans at February 28, 1997 and 38% at May 31, while the remaining loans carry a variable rate that may be adjusted monthly or semi-monthly.
At February 28, 1997, $797.7 or 9.1 % of gross loans were unsecured, compared to $767.1 or 9.7% at May 31, 1996. The $797.7 of unsecured loans at February 28, 1997 included $119.2 of temporarily unsecured loans for RUS note buyouts. This amount represents the first portion of the buyout from RUS. Once the full amount has been advanced by CFC, the loan will be secured by all assets and future revenues of the borrower. All other loans were secured pro-rata with other lenders (primarily RUS), by all assets and future revenues of the borrower.

At February 28, 1997, CFC had provided $2,092.8 in guarantees, a decrease of $156.6 from the $2,249.4 at May 31, 1996. The decrease to guarantees was primarily due to replacement of CFC as guarantor of the $102.0 pollution control guarantee for Tri-State and regularly scheduled principal payments. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for plant and equipment.
All guarantees are secured on a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets.

Also at February 28, 1997, CFC had unadvanced loan commitments of $6,341.5, an increase of $703.8 from the $5,611.5 committed at May 31, 1996. Most unadvanced loan commitments contain a material adverse change clause that would relieve CFC from its obligation to lend if the borrower's financial condition had changed materially from the time the loan was approved. Many of these commitments are provided for operational back-up liquidity. CFC does not anticipate funding the majority of the commitments outstanding during the next twelve to eighteen months.

During the nine months ended February 28, 1997, CFC's total liabilities and Members' Equity increased by $910.3 or 11.3% to $8,964.4 from $8,054.1 at May 31, 1996. The increase was primarily due to increases of $926.8 in notes payable, $16.5 of accounts payable, $19.8 in interest payable, $10.8 in Members' Equity and Certificates and the issuance of $125.0 of Quarterly Income Capital Securities offset by a decrease of $178.1 of long-term debt.

The notes payable increase was due to the increase of $401.8 in Dealer Commercial Paper and the reclassification of $150.0 in Collateral Trust Bonds maturing February 15, 1998. The Member Commercial Paper balance at February 28, 1997 represents a 6.2% decrease over the May 31, 1996 balance. The long-term debt decrease was due to the decrease of $562.5 in the Commercial Paper supported by revolving credit agreements, offset by an increase of $299.8 in long-term Collateral Trust Bonds and an increase of $84.6 in Medium-Term Notes. This fiscal year, CFC has averaged about $18.8 in Medium-Term Note sales to members each month. The increase in Members' Equity and certificates was due to the issuance of Subordinated

Certificates on new loans and the year to date net margin offset by the retirement of patronage capital. The increase to notes payable was required to fund the increase in loans outstanding. The increase in interest payable was due to the increase in funds outstanding.

At February 28, 1997, CFC had loans outstanding in the amount of $6.5 classified as nonperforming and $374.3 classified as restructured. All nonperforming loans and $370.2 of restructured loans were on a non-accrual
basis with respect to interest income.    As of February 28, 1997, CFC has
classified $376.7 of loans outstanding as impaired with respect to the provisions of FASB Statement No. 114. At February 28, 1997, CFC has allocated $121.0 of the loan and guarantee loss allowance to such impaired loans. During the nine months ended February 28, 1997, the amount of loans classified as impaired increased by $146.3. This increase was due to the purchase of the RUS claims against Deseret for $183.5 (total purchase amount of $238.5 less participations sold to members of $55.0), the resolution of the uncertainty related to the $47.1 loan to Soyland which was reclassified as performing, advances of $14.1 related to CFC's guarantee of Deseret's obligations and $4.2 of payments received on loans classified as impaired. While the balance of loans classified as impaired increased, the amount of the loan and guarantee loss reserve allocated to these loans decreased from $160.9 at May 31, 1996 to $121.0 at February 28, 1997. This decrease was due to the reduction to the amounts reserved for Wabash and Soyland, which was larger than the required additions for other impaired loans based on the provisions of FASB Statement No. 114. CFC has applied all payments received on impaired loans as a reduction to principal outstanding.

The allowance for loan and guarantee losses increased by $10.0 to $228.0 at February 28, 1997 from $218.0 at May 31, 1996. At February 28, 1997, the loan and guarantee loss allowance represented 2.60% of gross loans, 2.10% of gross loans and guarantees, and 59.89% of nonperforming and restructured loans, compared to 2.74%, 2.14%, and 92.88% at May 31, 1996, respectively. CFC makes regular additions to the allowance for loan and guarantee losses. These additions are required to maintain the allowance at an adequate level based on the current year to date increase to loans outstanding and the estimated loan growth for the next twelve months. On a quarterly basis, CFC reviews the adequacy of the loan and guarantee loss allowance and estimates the amount of future provision that will be required to maintain the allowance at an adequate level based on estimated loan growth. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions. As of February 28, 1997, management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

As of February 28, 1997, CFC had advanced $1,220.2 to 81 members for the prepayment of RUS loans. CFC estimates that this amount represented 89% of the total RUS prepayments. Other lenders have lent 8% of the total and the remaining 3% was prepaid out of the members' internally generated funds. As of February 28, 1997, CFC had approved loan applications for an additional $45.2 from 8 members for the purpose of prepaying their RUS notes. In addition, there were $43.8 in loan prepayment applications pending at RUS.
As of February 28, 1997, RTFC had approved approximately $200 of loans for the purpose of financing Personal Communication Services ("PCS") systems. These loans will carry guarantees of an amount no less than 66% of principal from the equipment vendors and sponsoring telcos. It is anticipated that these loans will begin closing during the fourth quarter of fiscal year 1997.

On October 16, 1996, Deseret and CFC entered into an ORA for the purpose of restructuring Deseret's debt with CFC. Pursuant to the terms of the ORA, CFC agreed to (i) forbear from exercising any remedy to collect the CFC Debt (as defined in the ORA) and (ii) pay and perform all of the CFC Guarantees (as defined in the ORA) in consideration for Deseret agreeing to make quarterly minimum payments to CFC through December 31, 2025. In addition to the quarterly minimum payments, Deseret is required to pay to CFC certain percentages of its excess cash flow and proceeds from the disposition of assets, as detailed in the ORA. If Deseret performs all of its obligations under the ORA and no event of default occurs thereunder, then on December 31, 2025, CFC has agreed to forgive any amounts owed by Deseret to CFC, comprising the CFC Debt.

In connection with the ORA, on October, 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740 from the RUS for the sum of $238.5. As a result of the purchase, CFC holds a majority of Deseret's outstanding debt. Pursuant to a participation agreement dated October 16, 1996, the member systems of Deseret purchased from CFC, for $55, a participation interest in the RUS Debt. CFC provided a total of $87.5 long term financing to the members of Deseret to finance the purchase of the participation interest in the RUS Debt and the buyout by the members of their respective debt to RUS.  These loans are secured by the assets and
revenues of the member systems.   Each member of Deseret has the option to
put its participation loan back to CFC after twelve years, provided that no event of default exists under the ORA and under such member's participation loan.

As of February 28, 1997, CFC had $662.1 in current credit exposure to Deseret, consisting of $370.2 in secured loans and $291.9 for guarantees of various direct and indirect obligations of Deseret. All loans to Deseret are on a nonaccrual status with respect to the recognition of interest income. All payments received from Deseret have been and will continue to be applied as a reduction to principal outstanding, at least until the uncertainty of the foreclosure trial has been resolved.

On December 31, 1996, CFC received $4.9 in cash payments under the various components of the Wabash Plan. CFC also offset $9.9 in maturing commercial paper investments held in escrow, subordinated certificates and patronage capital, for a cash total of $14.8. Under the Wabash Plan, CFC also received a combination of secured and unsecured promissory notes at market rates totaling $13.4. The cash and notes received were applied as repayment of the $17.7 loan.

CFC and RUS entered into a separate agreement in May 1988, under which they have agreed to allocate among themselves all post-petition, pre-confirmation payments by Wabash on debt secured by the joint RUS/CFC mortgage. CFC and RUS are currently in the process of determining the amount of payment, if any, due to either party.

On September 13, 1996, CFC advanced $235.0 to Soyland for the purpose of
repaying its RUS obligations at a significant discount.    This loan will
amortize over a 5 year term.   As a condition to this advance, the
distribution members of Soyland agreed to guarantee repayment to CFC of $117.5. RUS was responsible for the repayment of $617.8 of Soyland loans held by grantor trust and serviced by CFC. On December 20, 1996, RUS made a scheduled principal payment of $3.9 on one of the trusts held in the variable rate mode and held by CFC. On February 13, 1997, RUS prepaid $263.2 of the loans which were in the variable rate mode and held by CFC. Subsequent to the end of the quarter, on March 20, 1997, RUS repaid $257.0 of the fixed rate loans held by the trust. As of the end of March 1997, RUS had an obligation to make principal and interest payments on a total of $93.7.

As of February 28, 1997, CFC had $267.3 of loans outstanding to Soyland. All of these loans have been classified as performing and are on full accrual status with respect to interest income. The balance outstanding on the loans guaranteed by the Soyland distribution members at February 28, 1997 was $106.0 million. On November 1, 1996, the $47.1 loan that had previously been classified as restructured was reclassified as performing.

CFC believes that, given the value of the collateral and cashflow projections underlying the loans to Deseret, Wabash and Soyland, it is adequately reserved for any potential losses.


Changes in the Results of Operations

CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the nine months ended February 28, 1997, CFC achieved a Times Interest Earned Ratio (TIER) of
1.12. This is the same as the 1.12 TIER for the nine months ended February 29, 1996. Management has established a 1.10 TIER as its operating target.

Operating income for the nine months ended February 28, 1997, was $417.1, an increase of $43.9 from the prior year period. The increase in operating income was due to a positive volume variance of $59.0 offset by a negative rate variance of $15.1. Average loans outstanding increased by $1,181.2 while the average yield decreased by 22 basis points from the prior year period. For the nine months ended February 28, 1997, average loans outstanding were $8,519.5 and the average yield was 6.55%, compared to average loans outstanding of $7,338.3 and an average yield of 6.77% for the nine months ended February 29, 1996. CFC sets the interest rates on its loans to cover the cost of funds, general and administrative expenses, a provision for loan and guarantee losses and a reasonable TIER. As a result, the yield earned on the loan portfolio will move in conjunction with the rates in the capital markets.

CFC's cost of funds for the nine months ended February 28, 1997, totaled $352.1, an increase of $34.4 from the prior year. The increase was due to a positive volume variance of $54.0 offset by a negative rate variance of $19.6. The average interest rate on funds used by CFC at February 28, 1997, was 5.53%, a decrease of 24 basis points compared to the average rate of 5.77% at February 29, 1996. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other instruments offset by income from the overnight investments of excess cash and the interest earnings on debt service investments. CFC's average cost of funding is expected to increase due to the large volume of fixed rate debt issued towards the end of the second quarter.

For the nine months ended February 28, 1997 and February 29, 1996, general and administrative expenses totaled $15.1 and $13.3, respectively. General and administrative expenses represented 24 basis points of average loan volume for the nine months ended February 28, 1997, and February 29, 1996.

The provision for loan and guarantee losses for the nine months ended February 28, 1997, totaled $10.0 or 16 basis points, compared to the prior year total of $7.6 or 14 basis points. CFC has maintained the provision for loan and guarantee losses in line with management's assessment of the size and quality of the loan portfolio.

Overall, CFC's net margins for the nine months ended February 28, 1997, totaled $42.0, an increase of $4.3 from the prior year period total of $37.7.


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

With regard to liquidity risk, CFC manages its liquidity risk by ensuring that other sources of funding are available to make debt maturity payments. CFC accomplishes this in five ways. First, CFC maintains revolving credit agreements which (subject to certain conditions) allow CFC to borrow funds on terms of up to five years. Second, CFC has maintained investment grade ratings, facilitating access to the capital markets. Third, CFC maintains SEC shelf registrations for its Collateral Trust Bonds, Medium-Term Notes and other debt securities, which (absent market disruptions and assuming CFC maintains investment grade ratings) could be issued at fixed or variable rates in sufficient amounts to fund the next 18 to 24 months funding requirements. Fourth, CFC maintains SEC registrations for the Grantor Trust Certificates which permit public issuance of certificates to private investors to replace the variable rate certificates currently held by CFC. Fifth, CFC obtains much of its funding directly from its members and believes this funding is more stable than funding obtained from outside sources.

At February 28, 1997, CFC had $4,835.0 in available bank credit, $2,167.5 of which is available through November 27, 2001, $2,167.5 is available through November 25, 1997 and $500.0 is available through November 26, 1997. As of February 28, 1997, CFC was in compliance with all covenants and conditions to borrowing and there were no amounts outstanding under such agreements.

As of February 28, 1997, CFC had shelf registrations for Collateral Trust Bonds and Medium-Term Notes of $700.0 and $330.8 respectively. As of February 28, 1997, CFC also had shelf registrations for Grantor Trust Certificates of $121.8 and $125.0 for Quarterly Income Capital Securities.

Member invested funds, including the loan and guarantee loss allowance, at February 28, 1997 and May 31, 1996, were $3,117.8 and $3,204.3 or 34.28% and
39.1% of CFC's total capitalization, respectively (long- and short-term debt outstanding, Members' Certificates and Equity and the loan and guarantee loss allowance).

CFC's leverage ratio was 5.77 and 5.69 at February 28, 1997 and May 31, 1996, respectively. CFC calculates leverage as the ratio of total assets, less Members' Equity, less Members' Subordinated Certificates, less Quarterly Income Capital Securities, less funding for loans guaranteed by RUS, plus guarantees divided by the sum of Members' Equity, Members' Subordinated Certificates and Quarterly Income Capital Securities. CFC's current leverage ratio is well below the limit authorized by its Board of Directors and revolving credit agreements.

The following chart schedules the maturities of CFC's fixed rate loans and fixed rate funding. The chart is a useful tool to identify gaps in the matching of fixed rate loans with fixed rate funds.

			       Interest-Rate Gap Analysis
			       (Fixed Assets/Liabilities)
				As of  February 28, 1997



				FY 97     FY 98-99   FY 00-01   FY 02-06   FY 07-16    FY 17+      Total
Assets:
Loan Amortization
  and repricing                $ 47.5     $ 702.7    $ 597.0    $ 980.2    $ 636.6     $ 142.1    $3,106.1

Total Assets                   $ 47.5     $ 702.7    $ 597.0    $ 980.2    $ 636.6     $ 142.1    $3,106.1

Liabilities and Equity:
  Long-Term Debt               $190.0     $ 434.9    $ 300.6    $ 526.7    $ 152.2     $ 375.0    $1,979.4
  Subordinated Certificates       4.2        41.3      296.4      415.7      140.5        76.2       974.3
  Equity                            -       139.7          -       32.6       40.0           -       212.3

Total Liabilities and Equity   $ 194.2    $ 615.9    $ 597.0    $ 975.0    $ 332.7     $ 451.2    $3,166.0

Gap *                          $(146.7)   $  86.8    $   0.0    $   5.2    $ 303.9     $(309.1)   $  (59.9)

Cumulative Gap                 $(146.7)   $ (59.9)   $ (59.9)   $ (54.7)   $ 249.2     $ (59.9)
Cumulative Gap as a %
     of  Total Assets             1.64%       .67%      .67%       .61%      2.78%        .67%

 *  Loan amortization/repricing over/(under) debt maturities


CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of total assets. CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the periods listed in the above table.
At February 28, 1997, CFC had $47.5 in fixed rate assets amortizing or repricing and $194.2 in fixed rate liabilities maturing during the remainder of fiscal year 1997. The difference, $146.7, represents the amount of CFC's assets that are not considered match-funded as to interest rate. CFC's difference of $146.7 at February 28, 1997 represents 1.64% of total assets.

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



					 NATIONAL RURAL UTILITIES
					 COOPERATIVE FINANCE CORPORATION






	      /s/  Angelo M. Salera
	     Acting Chief Financial Officer

April 14, 1997



	     /s/  Robert E. Geier
	     Acting Controller (Principal Accounting Officer)


April 14, 1997