Form 10-K
period 1997-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1997-08-29
CIK 70502

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549


	FORM 10-K
x       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended May 31, 1997
	OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from                   to
	Commission File Number 1-7102

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


8.50%  Collateral Trust Bonds, Series U, Due 1998      New York Stock Exchange
9.00%  Collateral Trust Bonds, Series V, Due 2021      New York Stock Exchange
8.00%  Quarterly Income Capital Securities Due 2045    New York Stock Exchange

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

	DOCUMENTS INCORPORATED BY REFERENCE:
    None

	TABLE OF CONTENTS


Part No.  Item No.                                                     Page

  I.      1.  Business                                                   1
		Members                                                  1
		Loans and Guarantees                                     2
		   General                                               2
		   Loan and Guarantee Policies                           6
		     Long-Term Loans to Utility Members                  6
		     Intermediate-Term Loans to Utility Members          8
		     Short-Term Loans to Utility Members                 8
		     Loans to Telecommunication Borrowers                8
		     Loans to Associate Members                          9
		     RUS Guaranteed Loans                                9
		     Guarantees of Pollution Control Facility
		       and Utility Property Financings                   9
		     Guarantees of Lease Transactions                   10
		     Guarantees of Tax Benefit Transfers                10
		     Other                                              10
		CFC Financing Factors                                   11
		Revolving Credit Agreement                              11
		Tax Status                                              14
		Investment Policy                                       14
		Competition                                             14
		Employees                                               15
		The Rural Electric and Telephone Systems                16
		   General                                              16
		   The RUS Program                                      16
		   Distribution Systems                                 16
		   Power Supply Systems                                 17
		   Telephone Systems                                    18
		   Regulation and Competition                           18
		   Financial Information                                19
		   Composite Financial Statements                       21
	  2.  Properties                                                25
	  3.  Legal Proceedings                                         25
	  4.  Submission of Matters to a Vote of Security Holders       26
  II.     5.  Market for the Registrant's Common Equity and
		Related Stockholder Matters                             26
	  6.  Selected Financial Data                                   26
	  7.  Management's Discussion and Analysis of Financial
		Condition and Results of Operations                     27
	  8.  Financial Statements and Supplementary Data               39
	  9.  Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure                     39
  III.   10.  Directors and Executive Officers of the Registrant        39
		Compliance with Section 16(a) of the Exchange Act       43
	 11.  Executive Compensation                                    43
	 12.  Security Ownership of Certain Beneficial Owners and
		Management                                              45
	 13.  Certain Relationships and Related Transactions            45
  IV.    14.  Exhibits, Financial Statement Schedules, and Reports
		on Form 8-K                                             46

				     PART I

Item 1.  Business.

National Rural Utilities Cooperative Finance Corporation (the "Company" or "CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members ("Utility Members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. Most CFC long-term loans to Utility Members have been made in conjunction with concurrent loans from RUS and are secured equally and ratably with RUS's loans by a single mortgage. CFC also has provided guarantees for tax-exempt financings of pollution control facilities and other properties constructed or acquired by its members, and has provided guarantees of taxable debt in connection with certain lease and other transactions of its members.

CFC's 1,052 members as of May 31, 1997, included 907 Utility Members, virtually all of which are consumer-owned cooperatives, 74 service members and 71 associate members. The Utility Members included 841 distribution systems and 66 generation and transmission ("power supply") systems operating in 46 states and U.S. territories. At December 31, 1995, CFC's member rural electric systems provided service to about 70% of the contiguous continental land territory of the United States, serving approximately 11.5 million consumers, representing an estimated 27.8 million ultimate users of electricity, and owned approximately $69.1 billion (before depreciation of $20.8 billion) in total utility plant.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a taxable cooperative association in the State of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing financing to its rural telecommunication members and affiliates. RTFC's bylaws and voting members' agreement require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. CFC is the sole source of funding for RTFC. See Note 1 to Combined Financial Statements for summary financial information relating to RTFC at May 31, 1997. As of that date, RTFC had 464 members.

Guaranty Funding Cooperative ("GFC") was organized in December 1991 as a taxable cooperative association owned by its member rural electric systems and CFC to provide a source of funds for members to refinance their RUS guaranteed debt previously held by the Federal Financing Bank of the United States Treasury ("FFB"). GFC is a controlled affiliate of CFC (the majority of its directors are appointed by CFC). All loans from GFC are guaranteed by RUS. CFC is the sole source of funding for GFC. See Note 1 to Combined Financial Statements for summary financial information relating to GFC at May 31, 1997. As of May 31, 1997, GFC had four members.

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

Members

CFC currently has five classes of members: Class A-cooperative or nonprofit distribution systems; Class B-cooperative or nonprofit power supply systems which are federations of Class A or other Class B members; Class C-statewide and regional associations which are wholly-owned or controlled by Class A or Class B members; Class D-national associations of cooperatives; and Class E-associate members' nonprofit groups or entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide non-electric services primarily for the benefit of ultimate consumers. Associate members are not entitled to vote at any meeting of the members and are not eligible to be represented on CFC's Board of Directors.

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

Set forth below is a table showing by State or U.S. territory, at May 31, 1997, the total number of CFC, RTFC and GFC members (memberships in each other have been eliminated and corporations which belong to more than one of CFC, RTFC and GFC have been counted only once), the percentage of loans and the percentage of loans and guarantees outstanding.

		    Number            Loan and                 Number            Loan and
		      of       Loan   Guarantee                  of      Loan    Guarantee
		    members     %         %                    members     %        %
Alabama                33      1.5%     1.9%     Montana           38      1.8%     1.4%
Alaska                 28      1.2%     1.0%     Nebraska          38      0.2%     0.2%
American Samoa          1      0.0%     0.0%     Nevada             5      0.3%     0.3%
Arizona                20      1.0%     1.3%     New Hampshire      6      2.9%     2.3%
Arkansas               29      2.7%     3.4%     New Jersey         1      0.1%     0.1%
California             10      0.2%     0.1%     New Mexico        18      1.0%     0.8%
Colorado               38      3.6%     3.0%     New York          14      0.1%     0.1%
Delaware                1      0.2%     0.1%     North Carolina    46      3.4%     3.8%
District of Columbia    5      1.3%     1.0%     North Dakota      35      0.6%     0.5%
Florida                21      3.8%     5.9%     Ohio              38      1.3%     1.0%
Georgia                73      8.1%     6.6%     Oklahoma          52      2.9%    2.9%
Guam                    1      0.0%     0.0%     Oregon            37      1.9%    1.6%
Idaho                  16      0.9%     0.7%     Pennsylvania      23      1.1%    1.0%
Illinois               52      4.9%     4.0%     South Carolina    38      3.4%    3.2%
Indiana                56      1.4%     2.3%     South Dakota      52      1.3%    1.0%
Iowa                  105      2.6%     2.2%     Tennessee         25      0.9%    0.8%
Kansas                 50      2.5%     2.4%     Texas            117     11.5%   10.5%
Kentucky               36      2.2%     3.5%     Utah               7      4.8%    6.5%
Louisiana              17      1.8%     1.5%     Vermont            9      0.7%    0.6%
Maine                   9      0.6%     0.5%     Virgin Islands     1      0.6%    0.5%
Maryland                2      1.0%     0.8%     Virginia          25      2.0%    2.0%
Massachusetts           1      0.0%     0.0%     Washington        20      0.9%    0.7%
Michigan               24      1.1%     0.9%     West Virginia      3      0.0%    0.0%
Minnesota              70      4.3%     4.8%     Wisconsin         64      2.3%    1.9%
Mississippi            24      2.5%     2.7%     Wyoming           17      1.3%    1.2%
Missouri               65      3.3%     4.5%      Total Members 1,516  100.0%  100.0%

Loans and Guarantees

General

CFC provides its Utility Members with a source of financing to supplement the loan programs of RUS. CFC provides the majority of total non-RUS
direct funding and guarantees obtained by members.   Interest rates charged
on loans by CFC include the cost of funds incurred by CFC plus increments estimated to cover general and administrative expenses, a provision for loan and guarantee losses and to provide margins in amounts considered by CFC to be consistent with sound financial practice. While interest rates are set to cover estimated costs and to provide reasonable margins, CFC does not always match the maturity of its borrowings to those of its loans. CFC generally finances its long-term variable rate loans to members through borrowings having shorter maturities than the loans. CFC generally finances its long-term fixed rate loans with fixed rate funds whose maturities generally coincide with, or exceed, the term of the rate adjustment cycle of the loan (see "Loan and Guarantee Policies").

Substantially all long-term and most intermediate-term loans are secured, while substantially all short-term loans are unsecured. Long-term loans have maturities of up to 35 years. Fixed rate long-term loans provide for a fixed interest rate for terms of one to 35 years (but not beyond the maturity of the loan). Generally, borrowers select a fixed interest rate term that is shorter than the maturity of the loan. Upon expiration of the fixed rate term, the borrower may select another fixed rate term or a variable rate. Variable rate long-term interest rates are subject to adjustment monthly as determined by CFC. Intermediate- and short-term loans are made for terms not exceeding 60 months. CFC adjusts the rate monthly on outstanding short- and intermediate-term loans. On notification to borrowers, CFC may adjust the rate semimonthly. Interest rates are established by CFC and are not tied to any external index, however some rates may be capped at a percentage over prime. Long-term telecommunication loans are generally secured fixed or variable rate loans with maturities generally not exceeding 15 years. Intermediate- and short-term telecommunications loans are generally unsecured. CFC has also provided guarantees for tax-exempt financings of pollution control facilities and utility properties constructed or acquired by its members and for members' obligations under certain lease transactions (see "Loan and Guarantee Policies").

Set forth below is a table showing loans outstanding to borrowers as of May 31, 1997, 1996 and 1995 and the weighted average interest rates thereon and loans committed but unadvanced to borrowers at May 31, 1997.

												   Loans committed
				    Loans outstanding and weighted average interest                but unadvanced
					    rates thereon at May 31,                             at May 31,1997(A)(B)
(Dollar Amounts In Thousands)           1997                1996               1995
Long-term fixed rate loans(C):
  Distribution Systems (D)         $2,503,890   7.20%   $2,380,587   7.29%   $1,645,551   7.68%    $   46,657
  Power Supply Systems (D)            239,381   7.54%      247,556   7.71%      253,208   7.68%         1,214
  Telecommunication Organizations     148,566   8.53%      134,497   8.66%      141,144   8.98%             -
  Service Organizations (D)(E)         82,634   8.62%       77,205   8.03%       81,521   9.27%         3,170
  Associate Members                     1,512  10.25%        1,542  10.25%        1,569  10.25%             -
    Total long-term fixed rate
     secured loans                  2,975,983   7.33%    2,841,387   7.41%    2,122,993   7.83%        51,041

Long-term variable rate loans (F):
  Distribution Systems              3,209,472   6.55%    2,717,494   6.45%    2,553,590   6.50%     1,185,303
  Power Supply Systems                281,368   6.55%      202,249   6.45%      191,967   6.50%       798,984
  Telecommunication Organizations     875,135   6.65%      764,911   6.55%      704,427   6.64%       237,170
  Service Organizations (E)            54,802   6.55%       46,376   6.45%       53,332   6.50%        86,229
  Associate Members                    48,186   6.29%       47,541   6.19%       42,561   6.20%        13,666
    Total long-term variable rate
     secured loans                  4,468,963   6.57%    3,778,571   6.47%    3,545,877   6.52%     2,321,352

Refinancing variable rate loans
  guaranteed by RUS:
  Power Supply Systems                137,984   6.49%      416,637   6.47%      429,129   7.27%             -

Intermediate-term secured loans:
  Distribution Systems                 12,530   6.70%        4,831   6.60%        4,176   6.85%         2,609
  Power Supply Systems                198,985   6.70%       53,614   6.60%       40,237   6.85%       196,385
  Service Organizations                14,592   6.70%       27,652   6.60%       11,429   6.85%         2,884
    Total intermediate-term
     secured loans                    226,107   6.70%       86,097   6.60%       55,842   6.85%       201,878

Intermediate-term unsecured loans:
  Distribution Systems                 72,860   6.70%       16,019   6.45%       11,392   6.50%        37,687
  Power Supply Systems                 43,129   6.70%       28,957   6.45%       47,443   6.50%       124,405
  Telecommunication Organizations      13,683   7.25%       12,048   6.80%        3,255   7.54%         9,387
    Total intermediate-term
     unsecured loans                  129,672   6.76%       57,024   6.52%       62,090   6.56%       171,479

Short-term  loans (G):
  Distribution Systems                473,639   6.70%      409,664   6.60%      445,962   6.85%     2,436,785
  Power Supply Systems                 25,051   6.70%       25,763   6.60%       10,267   6.85%       913,371
  Telecommunication Organizations      61,779   7.25%       63,813   7.15%       34,637   7.60%       478,807
  Service Organizations                27,420   6.70%       23,467   6.60%       25,653   6.85%        93,346
  Associate Members                    13,417   6.70%        9,240   6.60%        7,651   6.85%        19,308

    Total short-term loans            601,306   6.76%      531,947   6.67%      524,170   6.90%     3,941,617

                                                                                                   Loans committed
				      Loans outstanding and weighted average interest              but unadvanced
					      rates thereon at May 31,                         at May 31, 1997(A) (B)
(Dollar Amounts In Thousands)           1997                1996               1995
Nonperforming loans(H):
  Distribution Systems            $     1,705   7.21%   $    1,739   7.20%  $     1,830   7.21%   $         -
  Power Supply Systems                  7,723   6.64%       23,555   6.48%       25,811   6.57%             -


    Total nonperforming loans           9,428   6.75%       25,294   6.53%       27,641   6.61%             -

  Restructured loans(I):
  Distribution Systems                      -       -        2,576  18.37%        2,654  18.37%             -
  Power Supply Systems                361,961   8.32%      205,074   9.13%      180,521   9.01%             -
  Service Organizations                     -       -        1,711   6.45%        1,803   6.50%             -

    Total restructured loans          361,961   8.32%      209,361   9.22%      184,978   9.12%             -

    Total loans                     8,911,404   6.81%    7,946,318   6.85%    6,952,720   7.01%     6,687,367
Less:  Allowance for loan and
   guarantee losses                   233,208              218,047              205,596                     -

    Net loans                      $8,678,196           $7,728,271           $6,747,124            $6,687,367

(A) The interest rates in effect at August 1, 1997, for loans to electric members were 6.95% for long-term loans with a seven-year fixed rate term, 6.55% on variable rate long-term loans and 6.70% on intermediate- and short-term loans. The rates in effect at August 1, 1997, on loans to telecommunication organizations were 7.50% for long-term loans with a seven-year fixed rate term, 6.65% on long-term variable rate loans, 6.90% on intermediate-term loans and 7.25% on short-term loans. The rates in effect at August 1, 1997, on loans to associate members were 7.40% for long-term loans with a seven-year fixed rate term, 6.55% on long-term variable rate loans and 6.70% on short-term loans.

(B) Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for commitments are identical to those for advanced loans. Long-term unadvanced commitments that do not have an interest rate associated with the commitment have been listed with the variable rate loans. Rates, fixed or variable, are set at the time of each advance on the amount of the advance.

(C) Includes $38.4 million and $198.3 million of unsecured loans at May 31, 1997 and 1996.

(D) During calendar year 1998, $172.1 million of such outstanding fixed rate loans, which currently have a weighted average interest rate of 8.17% per annum, will become subject to rate adjustment. During the first quarter of calendar year 1997, long-term fixed rate loans totaling $41.3 million had their interest rates adjusted. These loans will be eligible to readjust their interest rate again during the first quarter of calendar year 1998 to the lowest long-term fixed rate offered during 1997 for the term selected. At January 1 and May 31, 1997, the seven-year long-term fixed rate was 7.55% and 7.60%, respectively.

(E) CFC had loans outstanding to NCSC in each of the periods shown. Long-term fixed rate loans outstanding to NCSC as of May 31, 1997, 1996 and 1995, were $29.2 million, $31.8 million and $48.5 million, respectively. In addition, as of May 31, 1997, 1996 and 1995, CFC had unadvanced long-term loan commitments to NCSC in the amounts of $15.4 million, $15.4 million and $12.3 million, respectively.

(F) Includes $112.4 million, $84.6 million and $41.4 million of unsecured loans at May 31, 1997, 1996 and 1995.

(G) Includes $99.1 million, $92.7 million and $30.9 million of secured loans at May 31, 1997, 1996 and 1995.

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

			 INTEREST RATES EARNED ON LOANS

						  1997    1996    1995

	     Long-term fixed rate                 7.65%   7.92%   8.63%
	     Long-term variable rate              6.25%   6.30%   5.90%
	     Telecommunication organizations      6.73%   6.86%   6.70%
	     Refinancing loans guaranteed by RUS  6.36%   6.75%   6.07%
	     Intermediate-term                    7.08%   6.57%   6.19%
	     Short-term                           6.40%   6.49%   6.29%
	     Associate members                    6.42%   6.46%   5.40%
	     Nonperforming                        0.00%   0.25%   1.56%
	     Restructured                         0.56%   1.49%   1.92%
			    All loans             6.58%   6.77%   6.72%

At May 31, 1997, CFC's ten largest exposures, which were all power supply members, had outstanding loans from CFC totaling $1,198.7 million (excluding $2.8 million of loans guaranteed by RUS), which represented approximately 13.5% of CFC's total loans outstanding. As of May 31, 1997, outstanding CFC guarantees for these same ten borrowers totaled $1,261.7 million, which represented 59.3% of CFC's total guarantees outstanding, including guarantees of the maximum amounts of lease obligations at such date. On that date, no member had outstanding loans and guarantees in excess of 10% of the aggregate amount of CFC's outstanding loans and guarantees; however, one of the ten largest borrowers, Deseret Generation & Transmission Co-operative ("Deseret"), was in financial difficulty (see
Note 10 to Combined Financial Statements). At May 31, 1997, loans outstanding to Deseret (excluding loans guaranteed by RUS) accounted for 4.1% of total loans outstanding. Guarantees outstanding to Deseret accounted for 13.7% of total guarantees outstanding. Total loans and guarantees outstanding to Deseret equaled 38.1% of total Members' Equity, Members' Subordinated Certificates and the allowance for loan and guarantee losses.

Set forth below is a table showing CFC's guarantees as of the dates indicated. Substantially all guarantees have been provided on behalf of power supply members.

							      May 31,
						    1997          1996           1995
						   (Dollar Amounts In Thousands)
Long-term tax-exempt bonds                      $1,190,925*    $1,317,655*     $1,496,930*
Debt portions of leveraged lease transactions      418,916        432,516         568,662
Indemnifications of tax benefit transfers          338,264        363,702         389,755
Other guarantees                                   132,566        135,567         119,575
		  Total                         $2,080,671     $2,249,440      $2,574,922

* Includes $1,043.2 million, $1,168.9 million and $1,200.1 million at May 31, 1997, 1996 and 1995, respectively, of adjustable rate pollution control bonds which can be tendered for purchase at specified times at the option of the holders (in the case of $260.7 million, $370.1 million and $376.7 million of such bonds outstanding at May 31, 1997, 1996 and 1995, respectively, at any time on seven days' notice, in the case of $242.3 million, $248.8 million and $254.5 million outstanding at May 31, 1997, 1996 and 1995, respectively, at any time on a minimum of one day's notice and in the case of the remainder on a five-week or semiannual basis). CFC has agreed to purchase any such bonds that cannot be remarketed. Since the inception of the program, CFC has not been required to purchase any such bonds.

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

Loan and Guarantee Policies

Long-Term Loans to Utility Members

Under CFC's lending criteria, distribution systems must generally achieve a Modified DSC ("MDSC") (as described herein) of 1.35. The MDSC calculation is the ratio of (x) operating margins and patronage capital plus interest on long-term debt plus depreciation and amortization expense plus Non-operating Margins-Interest plus cash received in respect of generation and transmission and other capital credits to (y) long-term debt service obligations. Distribution systems are also required to have achieved a 20% ratio of equity to total assets at the end of the preceding calendar year (the "Equity" test) to be eligible collateral for pledging under the 1994 Collateral Trust Bond Indenture. The MDSC is computed using the average of the best two of three calendar years' ratios preceding the date of determination. The borrower is required to maintain these ratios at or above the minimum loan eligibility requirements as long as there is a balance outstanding on the loan. Unadvanced loan funds may be stop ordered if CFC determines that the borrower's ability to make debt service payments has been seriously impaired. Loans that have been pledged as security for the collateral trust bonds that have ratios below the minimum must be replaced, unless there is sufficient excess collateral on deposit.

Under present RUS policy, a system which meets the RUS concurrent mortgage requirement for Average TIER and Average DSC (as described herein) of 1.50 and 1.25, respectively, will generally be required to borrow a portion of its financial requirements from a supplemental lender. TIER is the ratio of (x) margins and patronage capital as defined under "The Rural Electric Systems---Financial Information" plus interest on long-term debt (y) interest on long-term debt. DSC is the ratio of (x) net margins and patronage capital plus interest on long-term debt plus depreciation and amortization expense to (y) long-term debt service obligations. In applying the tests, obligations under contracts providing for payment whether or not the purchaser in fact receives electric power from the seller, guarantees and other contingent obligations are not considered debt, nor is interest on the proposed CFC loan given effect. In determining the eligibility of a member for a long-term loan, each of the above ratios is averaged for the best two of three calendar years preceding the date of determination, resulting in the "Average TIER" and "Average DSC". The extent of the supplemental loan required generally reflects the revenue productivity of the borrower's investment in plant, as measured by the ratio of its investment in plant to its operating revenues (the "plant-revenue ratio"). RUS regulations, however, permit borrowers which meet certain rate disparity, consumer income or extremely high rate tests to qualify for 100% RUS loans. Further, the Administrator of RUS has the authority to approve 100% RUS loans according to new qualifications established in 1993, or at his/her discretion on a case-by-case basis.

It is anticipated that many CFC loans to distribution systems will continue to be made in conjunction with loans by RUS. However, in addition to making concurrent loans, CFC's loan policy permits it to make 100% loans to member systems which meet the applicable borrowing requirements. As of May 31, 1997, CFC had a total of $3,985.0 million in long-term loans committed and outstanding to 105 Utility Members which did not have long-term RUS loans outstanding. These systems have either prepaid their RUS loans or have never incurred any RUS debt.

Under CFC policy, a member power supply system having an MDSC of at least
1.0 in each case is eligible for a long-term loan from CFC. Loans have been made both for additions to or acquisition of existing power supply facilities and in connection with the construction of new power supply projects. Loans have also been made in connection with the termination costs associated with certain plant construction for canceled power supply projects. However, most loans to CFC member power supply systems for new generating plants and transmission facilities have been made by other lenders (principally the FFB, which has typically offered rates lower than CFC's) under repayment guarantees from RUS, with RUS's rights as guarantor secured by a mortgage on the system's properties.

Under the RUS mortgage, distribution borrowers are required to design their rates to cover all operating expenses, including all payments in respect of principal and interest on notes when due, provide and maintain reasonable working capital and to maintain a TIER of not less than 1.5 and a DSC of not less than 1.25.

CFC has made and may continue to approve long-term secured loans to borrowers which fall below CFC's loan eligibility requirements. Such loans are made on a case-by-case basis, based upon the submission by the borrower of, among other things, a long-range financial forecast which indicates that the borrower will, in future years, meet the applicable borrowing requirements. During the past five years, such loans accounted for 6.8% of the total dollar amount of loans approved. While certain borrowers may not meet the eligibility requirements at the time of loan approval, such borrowers may meet the eligibility requirements by the time the loan is fully advanced.

The rate charged for long-term fixed rate mortgage loans is designed to reflect CFC's estimated overall cost of fixed rate capital allocated to its fixed rate mortgage loans (including Subordinated
Certificates, Collateral Trust Bonds, Medium-Term Notes, Quarterly Income Capital Securities, variable rate borrowings supported by interest rate exchange agreements and Members' Equity) plus increments estimated to cover general and administrative expenses, a provision for loan and guarantee losses and a reasonable margin.

Long-term fixed rate loans provide for a fixed interest rate for periods of one to 35 years. Upon expiration of the interest rate period, the borrower may select another fixed rate term of one to 35 years (but not beyond the maturity of the loan) or in certain instances may repay the loan or convert to another interest rate program.

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

A borrower may convert a long-term loan from the variable rate to a fixed rate at any time with no fee. Some fixed rate loans may be converted to variable rate loans at any time, subject to the payment of a conversion fee and in certain cases borrower's regulatory approval.

Prepayment of concurrent loans, where permitted by CFC and RUS, or otherwise agreed to by CFC and RUS, will be apportioned pro-rata between RUS and CFC based on the respective balances of their concurrent loans outstanding as of the date of prepayment. All prepayments except those required to maintain the original RUS/CFC concurrent loan proportions will be subject to a prepayment fee.

Distribution systems may be required to purchase Loan Subordinated Certificates in an amount up to 3% of the loan amount or may not be required to purchase any certificates depending upon the borrower's leverage ratio with CFC (the ratio of the outstanding and available loan funds to Subordinated Certificates and allocated but unretired patronage capital), including the new loan. Power supply members are required to purchase the certificates in amounts up to 10% of the loan amount.

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

Events of default under the long-term mortgages include default in the payment of the mortgage notes, default (continuing after grace periods in some cases) in the performance of the covenants in the loan agreements or the mortgages and events of bankruptcy and insolvency. Under common mortgages securing long-term CFC loans to distribution system members, RUS has the sole right to exercise remedies on behalf of all holders of mortgage notes for 30 days after default. If RUS does not act within 30 days or if RUS is not legally entitled to act on behalf of all noteholders, CFC may exercise remedies. Under common mortgages securing long-term CFC loans to, or guarantee reimbursement obligations of, power supply members, RUS retains substantial control over the exercise of mortgage remedies.

Intermediate-Term Loans to Utility Members

Intermediate-term loans are made to members for terms of up to five years. The interest rates on intermediate-term loans are adjusted monthly (and may be adjusted semimonthly) to cover CFC's cost of capital raised to fund these loans plus increments estimated to cover general and administrative expenses, a provision for loan and guarantee losses and the maintenance of a reasonable margin. Intermediate-term loans that are classified as secured are secured by a first mortgage lien upon all property (other than office equipment and vehicles) at any time owned by the borrower and future revenues. Borrowers are generally not required to purchase Loan Subordinated Certificates in conjunction with an intermediate-term loan.

Short-Term Loans to Utility Members

CFC makes short-term line of credit loans to its member distribution systems in amounts based on the system's monthly operation and maintenance expenses and prior year's additions to plant. Power supply systems are eligible for lines of credit in amounts up to a maximum of $50 million, based on the system's quarterly operation and maintenance expenses. Loans made to distribution and power supply systems under such lines of credit are generally unsecured, have terms agreed to by the system and CFC and may be prepaid without premium and reborrowed in whole or in part during such term. Short-term loans with terms greater than 12 months are required to be paid down to a zero balance for five consecutive business days during each 12-month period.

The interest rates on short-term line of credit loans are adjusted monthly (and may be adjusted semimonthly) to cover CFC's cost of capital raised to fund these loans plus increments estimated to cover general and administrative expenses, a provision for loan and guarantee losses and the maintenance of a reasonable margin. Borrowers are not required to purchase Loan Subordinated Certificates in conjunction with a short-term loan.

Loans to Telecommunication Borrowers

RTFC makes long-term loans to rural telecommunication companies for the acquisition of telecommunication systems and the construction or upgrade of wireline telephone systems, wireless telephone systems, fiber optic networks and cable television systems as well as other legitimate corporate purposes.

Under RTFC policy, a wireline telephone system able to demonstrate to CFC's satisfaction the ability to achieve and maintain an Average DSC and an Average TIER of 1.25 and 1.50, respectively, is eligible for a long-term mortgage loan from RTFC. A cable television system or cellular telephone system able to demonstrate to CFC's satisfaction the ability to achieve and maintain an Average DSC of 1.25 is eligible for a long-term mortgage loan. Loans made to start-up ventures using emerging technologies are evaluated based on the quality of the business plan and the level and quality of credit support from established companies. Based on the business plan, specific covenants are developed for each transaction which require performance at levels sufficient to repay the RTFC obligations under the approved terms.

Security for RTFC long-term loans made to RUS borrowers generally consists of a first mortgage lien on the assets and revenues of the system on a pari passu basis with RUS. Security from non-RUS borrowers is considered on a case-by-case basis but generally a loan will not exceed 80% of the estimated initial value of the collateral. At May 31, 1997, a total of $74.0 million or 6.7% of RTFC loans outstanding were unsecured. Long-term loans are made to RTFC borrowers for terms generally up to 15 years and amortized quarterly over the life of the loan. Borrowers are required to purchase Loan Subordinated Certificates from RTFC in amounts equal to 5% of the loan amount.

The interest rate on long-term loans can be fixed for the full term of the loan or for a predetermined period. Alternatively, the borrower may elect a variable rate which is adjusted monthly (and may be adjusted semimonthly). A long-term variable rate loan may be converted to a fixed rate at any time. A long-term fixed rate loan may be converted to a variable rate without payment of a fee on a rate adjustment date, or at any other time upon payment of a fee calculated to ensure that RTFC is made whole on the funding placed for that loan.

RTFC provides intermediate-term equipment financing for periods up to five years. These loans are provided on an unsecured basis and are used to finance the purchase and installation of central office equipment, support assets and other communications equipment. Intermediate-term equipment financing loans are generally made to operating telephone companies with an equity level of at least 25% of total assets and which have achieved a DSC ratio for each of the previous two calendar years of at least 1.75.

RTFC also provides short-term financing to telecommunication systems for periods up to 60 months. These short-term loans are typically in the form of a revolving line of credit which requires the borrower to pay off the balance for five consecutive business days at least once during each 12-month period. These loans are provided on an unsecured basis and are used primarily for normal cash management. Lines of credit are available to telecommunication systems generally in amounts not to exceed the greater of five percent of total assets or 25% of equity in excess of 35% of total
assets.   Borrowers are not required to purchase Loan Subordinated
Certificates as a condition to receiving a line of credit.

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

RTFC obtains funding for its loans through back-to-back borrowing from CFC. Under a long-term financing agreement, RTFC grants CFC a security interest in RTFC's right to receive payments under the RTFC notes and in the security interests created pursuant to the RTFC loan agreements with its members.

Loans to Associate Members

CFC also makes loans to Associate Members, which are non-profit or cooperative organizations owned, controlled or operated by a CFC Class A, B or C Member or by CFC and engaged primarily in furnishing nonelectric services within the sponsor's service area. Long-term loans are available to Associate Members for periods of one to 35 years and are secured by the assets financed or by a guarantee from a Utility Member, or both. The rate on these loans, to the extent funding sources are available, may be fixed for the full term of the loan or for a predetermined period.
Alternatively, the borrower may elect a variable rate which is adjusted monthly (and may be adjusted semimonthly). Associate Members are required to purchase a Loan Subordinated Certificate equal to 5% of the long-term loan amount. CFC also provides short-term loans to Associate Members for periods of up to 60 months. The short-term loans are generally revolving lines of credit which may require the borrower to pay off the balance for five consecutive business days during each 12-month period. Borrowers are not required to purchase Loan Subordinated Certificates as a condition to receiving a short-term loan. Short-term interest rates are set monthly (and may be adjusted semimonthly). These loans are generally unsecured but are guaranteed by operating Utility Members of CFC.

Associate Member interest rates are set to cover the cost of funds plus an increment estimated to cover general and administrative expenses, a provision for loan losses and a reasonable margin.

RUS Guaranteed Loans

In connection with legislation which allowed certain systems to prepay existing borrowings from the FFB without prepayment penalties or fees, CFC established a program under which it made long-term loans to members for the purpose of prepaying these loans. Each note evidencing such a loan was issued to a trust which in turn issued certificates evidencing its ownership to CFC. The principal and interest payments on these notes are guaranteed by RUS. Under RUS regulations, the note rate may not exceed the rate borne by the system's prepaid borrowings from the FFB adjusted to reflect savings accrued since prepayment of the note compared with the rate on the prepaid borrowing. The systems are required to pay service fees to CFC in connection with these transactions. Most of these loans that have not been sold in public offerings have been transferred to GFC ($135.2 million of the $138.0 million outstanding at May 31, 1997.) In addition, CFC services $420.2 million of these loans for trusts, the certificates of which have been sold in public offerings.

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

In the event of a default by a system for nonpayment of debt service, CFC is obligated to pay, after available debt service reserve funds have been exhausted, scheduled debt service under its guarantee and the bond issue will not be accelerated so long as CFC performs under its guarantee. The system is required to repay, on demand, any amount advanced by CFC pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all the system's assets, but CFC may not exercise remedies thereunder for up to two years following default. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

In connection with these transactions, the systems generally must purchase unsecured Guarantee Subordinated Certificates from CFC in an amount up to 12% of the principal amount guaranteed and maturing at the final maturity of the related debt (but not less than 20 years). These certificates generally bear interest at the greater of the 34-year FFB interest rate, the interest rate on the longest maturity of the debt being guaranteed or 90% of the rate on the loan from CFC used to purchase the certificate. In addition, if a debt service reserve fund is created by CFC to secure the debt being issued, the system must buy an additional Debt Service Subordinated Certificate, maturing at the time of the final maturity of the debt, in the amount of such reserve. No interest is paid on such certificate, but any earnings from investments held by the trustee of such debt service reserve funds will be credited against the system's debt service obligations. The system is also required to pay to CFC initial and/or on-going servicing fees in connection with these transactions.

Certain guaranteed long-term debt bears interest at variable rates which are adjusted at intervals of one to 270 days, weekly, each five weeks or semi-annually to a level expected to permit their resale or auction at par. At the option of the member on whose behalf it is issued and provided funding sources are available, rates on such debt may be fixed until maturity. Holders have the right to tender the debt for purchase at par at the time rates are reset when it bears interest at a variable rate and CFC has committed to purchase debt so tendered if it cannot otherwise be remarketed. If CFC held the securities, the cooperative would pay interest to CFC at its intermediate-term loan rate.

Guarantees of Lease Transactions

CFC has a program of lending to or guaranteeing debt issued by NCSC in connection with leveraged lease transactions. In such transactions, NCSC has lent money to an industrial or financial company (a "Lessor") for the purchase of a power plant (or an undivided interest therein) or utility equipment which was then leased to a CFC member ("the Lessee") under a lease requiring the Lessee to pay amounts sufficient to permit the Lessor to service the loan. The loans were made on a non-recourse basis to the Lessor but were secured by the property leased and the owner's rights as Lessor. NCSC borrowed the funds it lent either under a CFC guarantee or on an interim basis directly from CFC and purchased from CFC a Guarantee Subordinated Certificate in an amount up to 12% of the amount CFC guaranteed or lent. The Guarantee Subordinated Certificates generally bear interest at a rate equal to the FFB rate for 34-year loans or 90% of CFC's loan rate and are repaid proportionally as the amount guaranteed decreases. NCSC is obligated to pay administrative and/or guarantee fees to CFC in connection with these transactions. Such fees are reimbursed to NCSC by the Lessee in each transaction.

Guarantees of Tax Benefit Transfers

CFC has also guaranteed members' obligations to indemnify against loss of tax benefits in certain tax benefit transfers that occurred in 1981 and 1982. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured on a pari passu basis with RUS by a first lien on substantially all the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law in 1982, no further guarantees of this nature have occurred since 1982. In connection with these transactions, the members purchased from CFC Guarantee Subordinated Certificates in an amount up to 12% of the amount guaranteed.

Other

CFC may provide other loans and guarantees as requested by its members. Such loans and guarantees will generally be made on a secured basis with interest rates and guarantee fees set to cover CFC's cost of capital, general and administrative expenses, a provision for loan and guarantee losses and maintenance of a reasonable margin. In connection with these transactions, the system generally must purchase from CFC a Loan or Guarantee Subordinated Certificate in an amount up to 12% of the amount guaranteed or lent.

CFC Financing Factors

Funding for the Company's loan programs is derived from Members' Equity (net margins, retained as allocated but unreturned patronage capital), the issuance of its Subordinated Certificates to members (see Note 3 to Combined Financial Statements), Collateral Trust Bonds, Medium-Term Notes, Commercial Paper, Bank Bid Notes, and Quarterly Income Capital Securities. CFC's ability to obtain short- and long-term funds from external sources as needed depends on such factors as its credit ratings and reputation in the investment community, its financial condition and that of its members, the depth and liquidity of the markets in which it participates, market factors outside of its control, its ability to conduct its operations to meet or exceed the financial standards of performance expected by investment markets and credit rating agencies and the continued support of its members.

Each year CFC allocates its net margins among its borrowers in proportion to interest earned by CFC from such borrowers. These allocations are evidenced by Patronage Capital Certificates which bear no interest or dividends and have no stated maturity. These amounts are available for use in CFC's operations pending their retirement.

As a condition of membership, CFC members have agreed to purchase Membership Subordinated Certificates, which like CFC's Loan and Guarantee Subordinated Certificates are unsecured subordinated obligations of CFC. They generally mature 100 years after issuance and bear interest at the rate of 5% per annum. The purchase of non-interest bearing Loan Subordinated Certificates may also be required as a condition of each long-term loan and certain intermediate-term loans made by CFC to its members. Guarantee Subordinated Certificates, bearing interest at various rates, are also required to be purchased in connection with CFC guarantees of member debt. The maturity of Loan and Guarantee Subordinated Certificates generally coincides with the maturity of the related loan or guaranteed debt. Membership Certificates and Loan and Guarantee Certificates represented 53% and 47%, respectively, of total Subordinated Certificates outstanding at May 31, 1997.

To fund a portion of its long-term fixed rate loan program, CFC issues intermediate- and long-term senior secured Collateral Trust Bonds, senior unsecured Medium-Term Notes and subordinated unsecured Quarterly Income Capital Securities with differing maturities, interest rates and redemption provisions. The Collateral Trust Bonds are secured by pledges of eligible mortgage notes with a principal amount at least equal to the total amount of bonds outstanding. If certain minimum eligibility ratios are not maintained, the mortgage notes affected must be replaced with other eligible collateral. In addition, variable rate funding supported by an equal amount of interest rate exchange agreements is used to fund long-term fixed rate loans (see Note 5 to Combined Financial Statements).

The Company issues Commercial Paper in the United States and Europe through dealers and directly to members and other eligible nonmember investors to provide funds for short-, intermediate- and long-term variable rate loans to members, including RUS guaranteed loans, and temporarily to fund long-term fixed rate loans to members prior to funding with long-term fixed rate securities. All securities issued in Europe have been denominated in U.S. dollars. Commercial Paper could also be used to fund purchases of tax-exempt securities which CFC may be obligated to purchase pursuant to its commitment to act as standby purchaser. Commercial Paper outstanding at May 31, 1997, 1996 and 1995, net of discount related to the issuance of dealer Commercial Paper, was approximately $5,492.4 million, $4,718.1 million and $3,892.6 million respectively. The outstanding Commercial Paper at May 31, 1997, 1996 and 1995 had average maturities of 34 days, 35 days and 68 days respectively. The amount of such outstanding Commercial Paper sold directly by CFC to its members and eligible nonmembers as a percentage of total outstanding Commercial Paper was 23% as of May 31, 1997 versus 26% at May 31, 1996.

CFC also issues short-term Bank Bid Notes to fund its variable rate loans. These bid notes are unsecured loan obligations. Bank Bid Note facilities are uncommitted lines of credit for which CFC does not pay a fee. The amount of Bank Bid Notes outstanding as of May 31, 1997, 1996 and 1995 was $115.0 million, $183.5 million and $350.0 million, respectively.

Revolving Credit Agreement

As of May 31, 1997, CFC had three revolving credit agreements totaling $5,000.0 million which are used principally to provide liquidity support for CFC's outstanding U.S. and European commercial paper programs, CFC's guaranteed commercial paper issued by NCSC and the adjustable or floating/fixed rate put bonds which CFC guarantees and for which it is standby purchaser.

Two of these credit agreements, which total a combined $4,500.0 million, were executed with 52 banks, with J.P. Morgan Securities, Inc. and The Bank of Nova Scotia as Co-Syndication Agents and Morgan Guaranty Trust Company of New York as Administrative Agent. Under these agreements, CFC can borrow up to $2,250.0 million until November 26, 2001(the "five-year facility"), and $2,250.0 million until November 25, 1997 (the "364-day facility"). Any amounts outstanding under these facilities will be due on the respective maturity dates. A third revolving credit agreement for $500.0 million was executed on November 27, 1996 with ten banks, including The Bank of Nova Scotia as Administrative and Syndication Agent (the "BNS facility"). This agreement has a 364-day revolving credit period which terminates November 26, 1997 during which CFC can borrow, and such borrowings may be converted to a 1-year term loan at the end of the revolving credit period.

In connection with the five-year facility, CFC pays a per annum facility
fee of .090%.    The per annum facility fee for both agreements with a 364-
day maturity is .065% and there is no commitment fee at CFC's current credit rating level. If CFC's long-term ratings decline, these fees may be increased by no more than .035%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

The revolving credit agreements require CFC among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,349.9 million as of May 31, 1997, an increase of $3.6 million compared to the $1,346.3 million required at May 31, 1996. Each year, the required amount of Members' Equity and Members' Subordinated Certificates is increased by 90% of net margins not distributed to members. CFC is also required to maintain an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and may not retire patronage capital unless a minimum fixed charge coverage ratio of 1.05 was achieved for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans and Quarterly Income Capital Securities) in an amount in excess of ten times the sum of Members' Equity and subordinated debt, restrict, with certain exceptions, the creation by CFC of liens on its assets and contain certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination date. As of May 31, 1997 CFC was in compliance with all covenants and conditions.

As of May 31, 1997 there were no borrowings outstanding under the revolving credit agreements. On the basis of the five-year facility, at May 31, 1997, CFC classified $2,250.0 million of its short term notes payable outstanding as long-term debt. CFC expects to maintain more than $2,250.0 million of notes payable outstanding during the next 12 months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions therein.

Set forth below is a table showing CFC's outstanding borrowings and the weighted average interest rates thereon as of the dates shown:

								      Amounts Outstanding at May 31,
(Dollar Amounts In Thousands)                                1997               1996                 1995
Long- and intermediate-term debt: (A)
   Floating Rate Series 1994A Collateral Trust Bonds,
	 Due 1996(B)(2)                                    $      -         $   150,000          $  150,000
   9.50% Series T Collateral Trust Bonds, Due 1997 (1)            -             150,000             150,000
   8.50% Series U Collateral Trust Bonds, Due 1998(B)(1)    149,800             149,800             149,800
   Variable Rate Collateral Trust Bonds, Due 1999(2)        150,000                   -                   -
   6.75% Collateral Trust Bonds, Due 2001(2)                100,000                   -                   -
   6.45% Collateral Trust Bonds, Due 2001(2)                100,000             100,000                   -
   6.50% Collateral Trust Bonds, Due 2002(2)                100,000             100,000                   -
   5.95% Collateral Trust Bonds, Due 2003(2)                100,000             100,000                   -
   6.65% Collateral Trust Bonds, Due 2005(2)                 50,000              50,000                   -
   7.30% Collateral Trust Bonds, Due 2006(2)                100,000                   -                   -
   Floating Rate Series E-2 Collateral Trust Bonds,
      Due 2010(1)                                             2,142               2,178               2,189
   7.20% Collateral Trust Bonds, Due 2015(2)                 50,000              50,000                   -
   9.00% Series O Collateral Trust Bonds, Due 2016(C)(1)          -                   -              82,289
   9.00% Series V Collateral Trust Bonds, Due 2021(1)       150,000             150,000             150,000
   7.35% Collateral Trust Bonds, Due 2026(2)                100,000                   -                   -
Medium-Term Notes and weighted
      average interest rates                                615,396 (6.30%)     604,252 (6.68%)     573,637 (7.23%)
	 Total long- and intermediate-term
	 debt and weighted average interest
	 rates (D) (E)                                    1,767,338 (6.82%)   1,606,230 (7.20%)   1,257,915 (7.90%)
Quarterly Income Capital Securities                         125,000 (8.00%)           -                   -
Members' Subordinated Certificates,
      including advance payments and
      weighted average interest rates (F)                 1,069,158 (4.29%)   1,073,924 (4.29%)   1,096,466 (4.36%)
	 Total long- and intermediate-term
	 debt and Members' Subordinated
	 Certificates and weighted average
	 interest rates                                  $2,961,496 (5.96%)  $2,680,154 (6.03%)  $2,354,381 (6.25%)
   Short-term debt(G) and weighted
      average interest rates(H)                          $5,607,372 (5.64%)  $4,901,570 (5.41%)  $4,242,570 (6.11%)
      Total debt and weighted average
	 interest rates at May 31                        $8,568,868 (5.75%)  $7,581,724 (5.63%)  $6,596,951 (6.16%)

(1)  Collateral Trust Bonds issued under the 1972 Indenture.
(2)  Collateral Trust Bonds issued under the 1994 Indenture.

(A) Net of $0.2 million, $0.2 million and $1.1 million principal amount of bonds held in treasury at May 31, 1997, 1996 and 1995, respectively, all of which was purchased in connection with CFC's deferred compensation program.

(B) Collateral Trust Bonds maturing during fiscal year 1998 have been reclassified to short-term debt in the balance sheet.

(C)  The Series O Collateral Trust Bonds were called on March 16, 1996.

(D) Excludes $2,250.0 million, $2,730.0 million, and $2,430.0 million of Commercial Paper classified as long-term debt as of May 31, 1997, 1996 and 1995, respectively (see Note 4 to Combined Financial Statements).

(E) Total long- and intermediate-term debt at May 31, 1997 includes $368.7 million which will be due or is expected to be redeemed during fiscal year 1998.

(F) Excluding $103.5 million, $102.5 million and $114.1 million of Debt Service Reserve Certificates and $39.8 million, $31.4 million and $24.3 million of subscribed but unissued Subordinated Certificates as of May 31, 1997, 1996 and 1995, respectively, since such funds are not generally available for investing in earning assets.

(G) Net of discount; includes $2,250.0 million, $2,730.0 million and $2,430.0 million of Commercial Paper classified as long-term debt as of May 31, 1997, 1996 and 1995, respectively. Includes $115.0 million, $183.5 million and

$350.0 million of Bank Bid Notes at May 31, 1997,
1996 and 1995, respectively (see Note 4 to Combined Financial
Statements).

(H) Average interest rates are weighted on the basis of amounts of outstanding borrowings without adjustment for bank credit compensation arrangements for short-term borrowings and without adjustment for Collateral Trust Bonds due within one year and reclassified as notes payable.

Set forth below are the weighted average costs incurred by CFC on its short-term borrowings (Commercial Paper and Bank Bid Notes) and on its long-term borrowings (Collateral Trust Bonds, Medium-Term Notes, Quarterly Income Capital Securities and interest rate swaps) for the period shown.


						    Years Ended May 31,
						    1997    1996    1995

	Short-term borrowings                       5.54%   5.83%   5.59%
	Long-term borrowings                        7.36%   7.99%   8.15%
	   Total short- and long-term borrowings    5.99%   6.33%   6.15%

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

Investment Policy

Surplus funds are invested pursuant to policies adopted by CFC's Board of Directors. Under present policy, surplus funds may be invested in direct obligations of or obligations guaranteed by the United States or agencies thereof, the World Bank, or certain high quality commercial paper, obligations of foreign governments, Eurodollar deposits, bankers' acceptances, bank letters of credit, certificates of deposit or working capital acceptances. The policy also permits investments in certain types of repurchase agreements with highly rated financial institutions, whereby the assets consist of eligible securities of a type listed above set aside in a segregated account. CFC typically has two types of funds available for investment: (1) the debt service reserve funds held by the trustee under the indenture under which CFC formerly issued Collateral Trust Bonds (the "1972 Indenture"), used to make bond interest and sinking fund payments; and (2) member loan payments and Commercial Paper investments in excess of daily cash funding requirements. Debt service reserve funds are invested with maturities scheduled to coincide with interest and sinking fund payment dates.

Competition

According to annual financial statements filed with CFC, the electric cooperative distribution and power supply systems had a total of $42.1 billion in long-term debt outstanding at December 31, 1996. RUS is the dominant lender to the electric cooperative industry with $30.2 billion or 72% of the total outstanding debt. RUS currently prices the majority of its loans based on a municipal government obligation index, prices hardship loans at a rate of 5% and provides guarantees of loans to its electrical cooperatives by others, principally the FFB. RUS typically does not lend the full amount of debt requested by the cooperative, requiring the cooperative to seek supplemental lending from private capital sources. CFC and other lenders are not in competition with RUS, but rather compete for the supplemental lending requirement, as well as for the full lending requirement for those cooperatives that have decided not to borrower from RUS. At December 31, 1996, CFC had a total of $8.8 billion in long-term loans and guarantees outstanding to the electric
cooperatives.   This total included $2.1 billion of guarantees provided
to the cooperatives for tax-exempt bonds, leverage leases and other debt obligations. The remaining $3.2 billion was outstanding from other sources. During fiscal year 1997, CFC was selected as the lender for 93% of the total supplemental lending requirement. During this same period, CFC was selected as lender for 95% of the amount lent to distribution systems for the repayment of their RUS debt.

The competitive market for providing credit to the rural telephone industry is difficult to quantify, since rural areas are served by commercial telephone companies as well as cooperatives, and many rural telephone companies are not RUS borrowers. At December 31, 1995, RUS had a total of $3.6 billion outstanding to telecommunications borrowers. The RTB, which is a government sponsored enterprise providing supplemental financing to RUS borrowers and is managed by RUS, had a total of $1.5 billion outstanding. CFC is not in direct competition with RUS or RTB, but rather competes with other lenders for additional supplemental lending and for the full lending requirement of the telecommunications borrowers that have decided not to borrow from RUS or RTB or for projects not eligible for RUS or RTB financing. CFC's competition includes regional banks, government sponsored enterprises and insurance companies. At December 31, 1995, CFC had a total of $1.0 billion in loans outstanding to telecommunications borrowers. At December 31, 1995, to the best of CFC's knowledge, there was one other lender with a portfolio of similar size to CFC's, but no other lenders to rural telecommunications borrowers with portfolios of similar size to the RUS and RTB.

Employees

At May 31, 1997, CFC had 150 employees, including engineering, financial and legal personnel, management specialists, credit analysts, accountants and support staff. CFC believes that its relations with its employees are good.

		    THE RURAL ELECTRIC AND TELEPHONE SYSTEMS

General

The majority of the reporting systems at December 31, 1995, are members of CFC and information regarding these systems is available in the Annual Statistical Reports of RUS (the "RUS Reports"), therefore commentary in this section is based on information about the systems generally, rather than CFC members alone (see Note on page 20). However, the Composite Financial Statements on pages 21 to 25 relate only to CFC Utility Members. At December 31, 1995 and for the year then ended, CFC's members accounted for approximately 98% of the total utility plant, 97% of the total equity, 98% of the net margins and 97% of the total number of systems covered by RUS Reports, and CFC believes that its members are representative of the systems as a whole.

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

In 1949, the Act was amended to allow RUS to lend for the purpose of furnishing and improving rural telephone service. The RUS telecommunications lending program had 844 reporting borrowers at December 31, 1995. The 844 borrowers operated 4,835 exchanges, providing service to approximately 1.0 million business customers and 4.1 million residential customers.

The Act provides for RUS to make insured loans and to provide other forms of financial assistance to borrowers. RUS is authorized to make direct loans, at below market rates, to systems which are eligible to borrow from it. RUS is also authorized to guarantee loans which have been used mainly to provide financing for construction of Bulk Power Supply Projects. Guaranteed loans bear interest at a rate agreed upon by the borrower and the lender (which generally has been the FFB). For telephone borrowers, RUS also provides financing through the RTB. The RTB is a government sponsored enterprise providing financing at rates reflecting its cost of capital and is managed by RUS. RUS exercises a high degree of financial and technical supervision over borrowers' operations. Its loans and guarantees are generally secured by a mortgage on substantially all of the system's property and revenues.

For fiscal year 1997, both the House and Senate Agriculture Appropriation Committees have approved RUS electric insured loan levels of $524 million, of which $69 million would be at the 5% rate, and $455 million would be at a government obligation index. An additional $300 million is available from the FFB and guaranteed by RUS in loan guarantees. Proposed electric funding levels for fiscal year 1998 are $525 million for loans and $300 million for guarantees. These levels must be approved by both Houses and the President. The loan levels may be further adjusted based on the loan subsidies appropriated and the gap between the rate on these loans and the government cost of money on October 1, 1997.

Legislation enacted in 1994 allows RUS electric borrowers to prepay their loans to RUS at a discount based on the government's cost of funds at the time of prepayment. If a borrower chooses to prepay its notes, it becomes ineligible for future RUS loans for a period of ten years, but remains eligible for RUS loan guarantees. As of June 30, 1997, 108 borrowers had either fully prepaid or partially prepaid their RUS notes, under these provisions, in the total amount of $1,435.7 million. A total of 86 of these borrowers have refinanced a total of $1,261.4 million of this amount with CFC.

Distribution Systems

Distribution systems are local utilities distributing electric power, generally purchased from wholesale sources, to consumers in their service areas. Virtually all are locally-managed cooperative, non-profit associations, and most have been in operation for at least 40 years. At December 31, 1995, the approximate number of consumers served by RUS electric borrowers was 11.5 million, representing an estimated 27.7 million ultimate users. Aggregate operating revenues of the distribution systems from sales of electric energy for the year ended December 31, 1995, totaled $15.0 billion, of which 66 was derived from the sales of electricity to residential consumers (farm and non-farm), 31% from such sales to commercial and industrial consumers and the remainder from sales to various other consumers.

The composite TIER of CFC member distribution systems increased from 2.42 in 1995 to 2.44 in 1996. The composite DSC ratio increased from 2.40 in 1995 to 2.42 in 1996. The composite MDSC ratio increased from 2.28 in 1995 to 2.30 in 1996. Composite equity as a percent of total assets for member distribution systems increased from 41.7% at December 31, 1995 to 42.5% at December 31, 1996.

Virtually all power contracts between power supply systems and their member distribution systems provide for rate adjustments to cover costs of supplying power, although in certain cases such adjustments must be approved by regulatory agencies. During the last five years, costs and rates have generally been stable, and in some cases, have actually declined.

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

Power contracts with investor-owned utilities and power supply systems which do not borrow from RUS generally have rates subject to regulation by the Federal Energy Regulatory Commission, ("FERC"). Contracts with Federal agencies generally permit rate changes by the selling agency (subject, in some cases, to Federal regulatory approval). In the case of many distribution systems, only one power supplier is within a feasible distance to provide wholesale electricity.

Power Supply Systems

Power supply systems are utilities which purchase or generate electric power and provide it wholesale to distribution systems for delivery to the ultimate retail consumer. Of the 63 operating power supply systems financed in whole or in part by RUS or CFC at December 31, 1996, 62 were cooperatives owned directly or indirectly by groups of distribution systems and one was government owned. Of this number, 39 had generating capacity of at least 100 megawatts, and nine had no generating capacity. Eight of the nine systems with no generating capacity operated transmission lines to supply certain distribution systems. Certain other power supply systems had been formed but did not yet own generating or transmission facilities.

At December 31, 1996, the 53 power supply systems reporting to RUS owned interests in 145 generating plants representing generating capacity of approximately 29,034 megawatts, or approximately 4.3% of the nation's estimated electric generating capacity, and served 689 RUS distribution system borrowers. Certain of the power supply systems which lease generating plants from others operate these facilities to produce their power requirements. Of the power supply systems' total generating capacity in place as of December 31, 1996, steam plants accounted for 94.1% (including nuclear capacity representing approximately 10.0% of such total generating capacity), internal combustion plants accounted for 5.5% and hydroelectric plants accounted for 0.4%. RUS loans and loan guarantees as of December 31, 1996, have provided funds for the installation of over 34,000 megawatts (including nuclear capacity of approximately 3,806 megawatts, or 11.2% of the total) of which 1,279 megawatts or 3.8% of the total have officially been canceled.

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

Telephone Systems

As of December 31, 1995 (complete data at December 31, 1996 is not yet available), there were 863 telephone systems that were RUS borrowers, (RUS had collected financial data on 844). The 863 telephone systems included 235 cooperative not-for-profit organizations and 622 commercial for-profit organizations. These organizations provided telephone service to approximately 5.1 million consumers and owned approximately 851,357 miles of telephone lines. Total assets at December 31, 1995 were $13.6, billion, with a composite TIER of 3.08 and composite equity ratio of 48.4%. The telephone systems operate in all fifty states and seven U.S. territories.

The RTB was created by a 1971 amendment to the Act to serve as a source of supplemental financing for rural telephone systems. To initially capitalize the RTB, between 1971 and 1991 the government purchased $592 million in Class A stock of the RTB. RTB borrowers are required to purchase class B stock in an amount equal to five percent of the amount of each loan. As of June 30, 1995, these borrowers have invested $524 million. In addition, borrowers and other eligible entities have purchased $112 million in Class C stock of the RTB.

The Rural Electrification Act provides that the RTB is to redeem and retire the government's Class A stock as soon as practicable after September 30, 1995, but not to the extent that the bank's Board of Directors determines that such retirement would impair the operation of the RTB. During fiscal year 1996, the RTB retired 3% of the U. S. Government's investment. Up to five percent of the U.S. government's remaining investment will be retired in fiscal year 1997 and subsequent years. Legislation to facilitate the RTB's operation as a privatized entity has been drafted by the Department of Agriculture, but has not yet been introduced to Congress or released to industry. CFC will continue to monitor the situation, and will play whatever role is in the best interest of the RTB's telecommunication borrowers.

Regulation and Competition

In 1992 Congress passed the Energy Policy Act effectively providing competition in the generation sector of the wholesale electric power industry. In 1996, the FERC promulgated rules governing transmission access within the wholesale market and providing for the recovery of stranded generation costs. These rules were designed to support the competitive wholesale market. Recently several states have passed laws requiring utilities to unbundle their vertically structured retail rates and to subsequently begin providing customer choice for retail generation services. Many other states are considering such legislation. The structure of subsequent legislation and rules defining the competitive retail market and the provision for stranded cost recovery are not yet known. The ultimate impact on CFC's members can not be determined until these items have been resolved.

The degree of regulation of rural electric systems by state authorities varies from state to state. The retail rates of rural electric systems are regulated in 16 states (in which there are 257 systems). Distribution systems in these states account for 32% of the total operating revenues and patronage capital of all distribution systems nationwide. State agencies, principally public utility commissions, of 19 states regulate those states' 293 systems as to the issuance of long-term debt securities. In five states (in which there are 53 systems) state agencies regulate, to varying
degrees, the issuance of short-term debt securities.   Since 1967, the
Federal Power Commission and its successor, FERC, which regulates interstate sales of energy at wholesale, has taken the position that it lacks jurisdiction to regulate cooperative rural electric systems which are current borrowers from RUS. However, rural electric cooperatives that pay off their RUS debt or never incur RUS debt may be regulated by FERC with respect to financing and/or rates.

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

On April 24, 1996, FERC issued orders 888 and 889. Order 888 provides for competitive wholesale power sales by requiring jurisdictional public utilities that own, control, or operate transmission facilities to file non-discriminatory open access transmission tariffs that provide others with transmission service comparable to the service they provide themselves. The reciprocity provision associated with Order 888 also provides comparable access to transmission facilities of non-jurisdictional utilities (including RUS borrowers and municipal and other publicly owned electric utilities) that use jurisdictional utilities' transmission systems. The order further provides for the recovery of stranded costs from departing wholesale customers with agreements dated prior to July 11, 1994. After that date, stranded costs must be agreed upon in the service agreement. Order 889 provides for a real time electronic information system referred to as the Open Access Same-Time Information System ("OASIS"). It also establishes standards of conduct to ensure that transmission owners and their affiliates do not have an unfair competitive advantage by using transmission to sell power. Presently, many of the issues surrounding the implementation of Orders 888 and 889 remain unresolved. Due to this uncertainty, CFC is unable to estimate the ultimate impact of these orders on its member systems.

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

All telephone systems are regulated by the Federal Communications
Commission ("FCC") with respect to long distance access rates. Most states also regulate local rates.

The Telecommunications Act of 1996 opened the local exchange market to competition. The Telecommunications Act contains numerous provisions designed to assure the continued viability of the rural telecommunications companies. Currently, the large and small Local Exchange Carriers ("LEC") and their potential competitors are arguing before the FCC and in the courts about how to fairly translate the provisions of the Telecommunications Act into the rules and regulations by which the new telecommunications industry will operate. If the provisions favorable to the rural telecommunications companies are not negated, they should be able to meet potential competitors on favorable terms.

Due to the Telecommunications Act, competition will eventually come to
the rural areas.   The cost of competing with an established LEC may
limit the majority of the competition to the larger local exchanges located adjacent to suburban areas and to rural areas containing large customers. The majority of CFC's telecommunications borrowers are well established in their service areas, with no significant competition at present.

The impact of the Telecommunication Act on CFC's telecommunications borrowers can not be determined until such time as the final rules and regulations have been decided by the FCC and in the courts.

Financial Information

The rural electric systems differ from investor-owned utilities in that the vast majority are cooperative, non-profit organizations operating under policies which provide that rates should be established so as to minimize rates over the long term. Revenues in excess of operating costs and expenses are referred to as "net margins and patronage capital" and are treated as equity capital furnished by the systems' consumers. This "capital" is transferred to a balance sheet account designated as "patronage capital", and is usually allocated to consumers in proportion to their patronage. Such capital is not refunded to them for a period of years during which time it is available to the system to be used for proper corporate purposes. Subject to their applicable contractual obligations, the systems may refund such capital to their members when doing so will not impair the systems' financial condition. In the terminology of the Uniform System of Accounts prescribed by RUS for its borrowers, "operating revenues and patronage capital" refers to all utility operating income received during a given period.

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

On the following pages are tables providing composite statements of revenues, expenses and patronage capital from the distribution systems which were members of CFC and power supply systems which were members of CFC during the five years ended December 31, 1996, and their respective composite balance sheets at the end of each such year.

________
NOTE: Statistical information contained in this section has not been examined by CFC's independent public accountants, and the number and geographical dispersion of the systems have made impractical an independent investigation by CFC of the statistical information. The information presented is based upon financial statements submitted to CFC, subject to year-end audit adjustments, by reporting borrowers and do not, with minor exceptions, take into account current data for certain systems, primarily those which are not active CFC borrowers.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL AS REPORTED BY CFC MEMBER DISTRIBUTION SYSTEMS

	The following are unaudited figures which are based upon financial statements submitted to RUS or to CFC by CFC Member Distribution Systems

								       Years Ended December 31,
(Dollar Amounts In Thousands)                      1996           1995         1994            1993        1992
Operating revenues and patronage capital        $17,028,087   $16,253,957   $15,603,853   $15,072,400   $13,921,515
Operating deductions:
   Cost of power (1)                             10,924,695    10,486,773    10,174,716     9,882,450     9,211,421
   Distribution expense (operations)                445,990       412,058       386,235       366,148       346,183
   Distribution expense (maintenance)               804,663       752,659       699,253       643,390       589,722
   Administrative and general expense (2)         1,627,925     1,584,099     1,506,729     1,398,749     1,287,224
   Depreciation and amortization expense          1,069,101     1,000,017       942,435       879,957       828,966
   Taxes                                            458,623       436,563       417,471       396,024       365,473
     Total                                       15,330,997    14,672,169    14,126,839    13,566,718    12,628,989
Utility operating margins                         1,697,090     1,581,788     1,477,014     1,505,682     1,292,526
Non-operating margins                               180,311       172,118       134,831       110,612       157,912
Power supply capital credits (3)                    282,800       254,839       260,335       274,250       219,638
     Total                                        2,160,201     2,008,745     1,872,180     1,890,544     1,670,076
Interest on long-term debt (4)                      869,076       833,110       752,749       730,078       749,594
Other deductions                                     43,711        46,859        52,574        36,644        27,841
     Total                                          912,787       879,969       805,323       766,722       777,435
Net margins and patronage capital                $1,247,414    $1,128,776    $1,066,857    $1,123,822   $   892,641

TIER (5)                                               2.44          2.42          2.42          2.54          2.19
DSC (6)                                                2.42          2.40          2.26          2.44          2.07
MDSC (7)                                               2.30          2.28          2.09          2.21          1.99
Number of systems included                              832           824           828           825           821

(1) Includes cost of purchased power, power production and transmission expense.
(2) Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses.
(3) Represents net margins of power supply systems and other associated organizations allocated to their member distribution systems and added in determining net margins and patronage capital of distribution systems under RUS accounting practices. Cash distributions of this credit have rarely been made by the power supply systems and such other organizations to their members.
(4) Interest on long-term debt is net of interest charged to construction, which is stated separately as a credit in RUS Reports. For a description of the reasons for, and the effect on net margins and patronage capital of, the accounting policies governing interest charged to construction and allowance for funds used during construction, see "Financial Information". CFC believes that amounts incurred by distribution systems for interest charged to construction and allowance for funds used during construction are immaterial relative to their total interest on long-term debt and net margins and patronage capital.
(5) The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margins and patronage capital to (y) interest on long-term debt (in each year including all interest charged to construction).
(6) The ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations.
(7) The ratio of (x) operating margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization expense plus Non-operating Margins-Interest plus cash received in respect of generation and transmission and other capital credits to (y) long-term debt service obligations.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	COMPOSITE BALANCE SHEETS
	AS REPORTED BY CFC MEMBER DISTRIBUTION SYSTEMS

	The following are unaudited figures which are based upon financial statements submitted to RUS or to CFC by CFC Member Distribution Systems

									  At December 31,
(Dollar Amounts In Thousands)                     1996          1995          1994         1993          1992
Assets and other debits:
  Utility plant:
     Utility plant in service                  $35,406,826   $33,118,001   $31,162,069   $29,172,898   $27,502,596
  Construction work in progress                    975,357       881,171       799,327       697,329       619,764
     Total utility plant                        36,382,183    33,999,172    31,961,396    29,870,227    28,122,360
  Less:  accumulated provision for depreciation
	 and amortization                        9,911,677     9,221,378     8,631,903     7,992,325     7,401,028
     Net utility plant                          26,470,506    24,777,794    23,329,493    21,877,902    20,721,332
  Investments in associated organizations (1)    3,348,326     3,207,671     3,051,840     2,847,260     2,585,621
  Current and accrued assets                     4,126,415     3,980,052     3,789,699     3,733,893     3,611,874
  Other property and investments                   503,871       496,105       456,923       366,452       343,734
  Deferred debits                                  488,009       511,977       472,536       463,194       439,529
     Total assets and other debits             $34,937,127   $32,973,599   $31,100,491   $29,288,701   $27,702,090
Liabilities and other credits:
   Net worth:
     Memberships                               $   105,497   $   127,749   $   114,080   $   100,689   $    98,450
   Patronage capital and other equities (2)     14,731,432    13,633,993    12,804,404    11,859,273    10,826,559
     Total net worth                            14,836,929    13,761,742    12,918,484    11,959,962    10,925,009
   Long-term debt (3)                           16,214,420    15,718,979    15,020,664    14,569,363    14,303,024
   Current and accrued liabilities               2,697,605     2,418,230     2,260,514     2,066,601     1,898,868
   Deferred credits                                872,013       786,455       714,083       598,997       555,618
   Miscellaneous operating reserves                316,160       288,193       186,746        93,778        19,571
     Total liabilities and other credits       $34,937,127   $32,973,599   $31,100,491   $29,288,701   $27,702,090
Equity Percentage (4)                                42.5%         41.7%         41.5%         40.8%         39.4%
Number of systems included                             832           824           828           825           821

(1) Includes investments in service organizations, power supply capital credits and investments in CFC.
(2) Includes non-refundable donations or contributions in cash, services or property from states, municipalities, other government agencies, individuals and others for construction purposes separately listed the applicable RUS Report.
(3) Principally debt to RUS and includes $5,467,636, $4,824,491, $3,989,914,
    $3,607,159 and $3,536,794 for the years 1996, 1995, 1994, 1993 and 1992, respectively, due to CFC.
(4) Determined by dividing total net worth by total assets and other debits.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL AS REPORTED BY CFC MEMBER POWER SUPPLY SYSTEMS

	The following are unaudited figures which are based upon financial statements submitted to RUS or to CFC by CFC Member Power Supply Systems

							 Years Ended December 31,
(Dollar Amounts In Thousands)                   1996            1995       1994        1993           1992
Operating revenues and patronage capital    $10,585,875   $10,182,928   $9,972,873   $9,976,560   $ 9,111,434
   Operating deductions:
   Cost of power (1)                          7,322,039     6,984,648    6,760,543    6,606,419     5,855,131
   Distribution expense (operations)             15,431        16,019       14,668       14,391        12,959
   Distribution expense (maintenance)            16,607        15,950       14,703       11,081        11,300
   Administrative and general expense (2)       473,869       483,030      431,645      433,278       390,521
   Depreciation and amortization expense      1,056,113       956,889      930,483      902,810       872,657
   Taxes                                        237,700       246,700      241,775      223,122       233,420
     Total                                    9,121,759     8,703,236    8,393,817    8,191,101     7,375,988
Utility operating margins                     1,464,116     1,479,692    1,579,056    1,785,459     1,735,446
Non-operating margins                           493,874       253,883      221,003      328,958       280,810
Power supply capital credits (3)                 55,590        48,981       32,531       47,838        30,771

     Total                                    2,013,580     1,782,556    1,832,590    2,162,255     2,047,027
Interest on long-term debt (4)                1,436,200     1,476,062    1,857,644    2,014,794     2,075,939
Other deductions (5)                          1,601,919        89,784      129,794      184,902       137,344
     Total                                    3,038,119     1,565,846    1,987,438    2,199,696     2,213,283
Net margins and patronage                   $(1,024,539)  $   216,710  $  (154,848)  $  (37,441)   $ (166,256)
TIER (6)                                            .29          1.15          .93          .98           .92
DSC (7)                                             .69          1.02         1.01         1.03          1.05
Number of systems included (8)                       54            53           53           50            50

(1) Includes cost of purchased power, power production and transmission expense, separately listed in the applicable RUS Report.
(2) Includes sales expenses and consumer accounts expense and consumer service and informational expense as well as other administrative and general expenses, separately listed in the applicable RUS Report.
(3) Certain power supply systems purchase wholesale power from other power supply systems of which they are members. Power supply capital credits represent net margins of power supply systems allocated to member power supply systems on the books of the selling power supply systems. This item has been added in determining net margins and patronage capital of the purchasing power supply systems under RUS accounting practices. Cash distributions of this credit have rarely been made by the selling power supply systems to their members. This item also includes net margins of associated organizations allocated to CFC power supply members and added in determining net margins and patronage capital of the CFC member systems under RUS accounting practices.
(4) Interest on long-term debt is net of interest charged to construction. Allowance for funds used during construction has been included in non-operating margins. For a description of the reasons for, and the effect on net margins and patronage capital of, the accounting policies governing interest charged to construction and allowance for funds used during construction, see "Financial Information".
    According to unpublished information furnished by RUS, interest charged to construction and allowance for funds used during construction for CFC power supply members in the years 1992-1996 were as follows:

						      Allowance for
				 Interest Charged       Funds used
(Dollar Amounts In Thousands)    to Construction    During Construction  Total

		1996                 $ 13,434            $ 11,620        $ 25,054
		1995                   68,400              11,018          79,418
		1994                   46,773               8,913          55,686
		1993                   49,237               8,621          57,858
		1992                   54,093               4,396          58,489


(5) Includes $1,119,635 in 1996 related to the Cajun Electric Power Coop., Inc., with whom CFC has no credit exposure.
(6) The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margins and patronage capital to (y) interest on long-term debt (in each year including all interest charged to construction). The TIER calculation includes the operating results of six systems which failed to make debt service payments or are operating under a debt restructure agreement, without which the composite TIER would have been 1.21, 1.23, 1.31, 1.20 and
    1.15 for the years ended December 31, 1996, 1995, 1994, 1993 and
    1992, respectively.
(7) The ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations (including all interest charged to construction). The DSC calculation includes the operating results of six systems which failed to make debt service payments or are operating under a debt restructure agreement. Without these systems, the composite DSC would have been 1.20, 1.22, 1.24, 1.21 and 1.22 for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively.
(8) Thirteen CFC power supply system members are not required to report to RUS since they are not currently borrowers from RUS. These systems, with the exception of Old Dominion Electric Cooperative, are either in the developmental stage or act as coordinating agents for their members. Their inclusion would not have a material effect on this data.
				       24

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	COMPOSITE BALANCE SHEETS
	AS REPORTED BY CFC MEMBER POWER SUPPLY SYSTEMS

	The following are unaudited figures which are based upon financial statements submitted to RUS or to CFC by CFC Member Power Supply Systems

									  At December 31,
(Dollar Amounts In Thousands)                   1996          1995          1994          1993           1992
Assets and other debits:
   Utility plant:
     Utility plant in service                $32,191,089   $34,182,352   $32,934,304   $32,240,926   $31,375,391
     Construction work in progress               640,005       931,397     1,624,978     1,469,882     1,324,432
	Total utility plant                   32,831,094    35,113,749    34,559,282    33,710,808    32,699,823
     Less:  accumulated provision for
      depreciation and amortization           11,783,058    11,586,462    10,777,786     9,936,528     8,983,913
	Net utility plant                     21,048,036    23,527,287    23,781,496    23,774,280    23,715,910
   Investments in associated organizations(1)  1,178,785     1,049,409       248,677       992,921       865,162
   Current and accrued assets                  3,984,238     4,211,004     3,997,466     4,284,613     4,076,841
   Other property and investments              2,000,584     1,656,563     2,483,232     1,899,809     1,717,451
   Deferred debits                             3,636,749     4,391,800     4,366,377     4,078,879     1,879,607
	Total assets and other debits        $31,848,392   $34,836,063   $34,877,248   $35,030,502   $32,254,971
Liabilities and other credits:
   Net worth:
     Memberships                             $       258   $       250   $       322   $       252   $       246
     Patronage capital and other equities (2)   (646,115)      497,756       246,262       432,095       315,793
	Total net worth                         (645,857)      498,006       246,584       432,347       316,039
   Long-term debt (3)                         25,900,628    28,372,321    28,779,577    28,528,640    28,838,255
   Current and accrued liabilities             2,040,563     1,848,755     2,747,022     1,185,182     1,531,722
   Deferred credits                            1,826,945     1,309,860     1,206,488     1,849,906     1,071,393
   Miscellaneous operating reserves            2,726,113     2,807,121     1,897,577     3,034,427       497,562
	Total liabilities and other credits  $31,848,392   $34,836,063   $34,877,248   $35,030,502   $32,254,971
Number of systems included (4)                        54            53            53            50            50

(1) Includes investments in service organizations, power supply capital credits and investments in CFC.
(2) Includes a $1.2 billion decrease for Cajun Electric Power Coop., Inc., with whom CFC has no credit exposure, for 1996.
(3) Principally debt to RUS or debt guaranteed by RUS and loaned by FFB and includes $1,264,475, $1,085,594, $1,065,556, $1,041,731 and $744,470 for
    the years 1996, 1995, 1994, 1993 and 1992, respectively, due to CFC.
(4) Thirteen CFC power supply system members are not required to report to RUS since they are not currently borrowers from RUS. These systems, with the exception of Old Dominion Electric Cooperative, are either in developmental stages or act as coordinating agents for their members. Their inclusion would not have a material effect on these data.

Item 2.  Properties.

CFC owns and operates a headquarters facility in Fairfax County, Virginia. This facility consists of a six-story office building with separate parking garage situated on four acres of land. The company also owned an additional 31.5 acres of unimproved land adjacent to the building. On August 12, 1997, CFC sold 23.5 acres of this unimproved land.

Item 3.  Legal Proceedings.

	None.

Item 4.  Submission of Matters to a Vote of Security Holders.

	None.
				      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

	Inapplicable.

Item 6.  Selected Financial Data.

	The following is a summary of selected financial data for each of the five years ended May 31, 1997.

(Dollar Amounts In Thousands)            1997       1996          1995         1994        1993
For the year ended May 31:
Operating income                     $  564,439   $  505,073   $  440,109   $  324,682  $  336,387
Operating margin                     $   51,530   $   46,857   $   41,803   $   29,159  $   38,352
Nonoperating income                       3,206        3,764        3,409        4,029       3,296
Extraordinary loss (A)                        -       (1,580)           -            -      (3,161)
Net margins                          $   54,736   $   49,041   $   45,212   $   33,188  $   38,487
Fixed charge coverage ratio (A)            1.12         1.12         1.13         1.1         1.16

As of May 31:
Assets                               $9,057,495   $8,054,089   $7,080,789   $6,224,296  $5,464,144
Long-term debt (B)                   $3,596,231   $3,682,421   $3,423,031   $2,841,220  $3,095,488
Members' subordinated certificates   $1,212,486   $1,207,684   $1,234,715   $1,222,858  $1,215,547
Members' equity                      $  271,594   $  269,641   $  270,221   $  260,968  $  258,299
Leverage ratio (C)                         5.84         5.69         5.13         4.63        4.41
Debt to equity ratio (D)                   3.97         3.63         3.01         2.52        2.24

(A) During the years ended May 31, 1996 and 1993, CFC paid premiums totaling $1.6 million and $3.2 million, respectively, in connection
    with the prepayment of Collateral Trust Bonds.   Margins used to
    compute the fixed charge coverage ratio represent net margins before extraordinary loss plus fixed charges. The fixed charges used in the computation of the fixed charge coverage ratio consist of interest and amortization of bond discount and bond issuance expenses.
(B) Includes commercial paper reclassified as long-term debt and excludes $268.7 million, $351.5 million, $262.7 million, $200.8 million and $286.8 million in long-term debt that comes due, matures and/or will be redeemed early during fiscal years 1998, 1997, 1996, 1995 and 1994, respectively (see Note 5 to Combined Financial Statements).
(C) In accordance with CFC's revolving credit agreements, the leverage ratio is calculated by dividing debt and guarantees outstanding, excluding Quarterly Income Capital Securities and debt used to fund loans guaranteed by the U.S. Government, by the total of Quarterly Income Capital Securities, Members' Subordinated Certificates and Members' Equity.
(D) The debt to equity ratio is calculated by dividing debt outstanding, excluding Quarterly Income Capital Securities and debt used to fund loans guaranteed by RUS, by the total of Quarterly Income Capital Securities, Members' Subordinated Certificates, Members' Equity and the loan and guarantee loss allowance.

CFC has had outstanding guarantees for its members' indebtedness in each of the fiscal years shown above. Members' interest expense on such indebtedness was approximately $90.8 million for the year ended May 31, 1997.

The Company does not have outstanding any common stock and does not pay dividends. Under current policies, CFC retires Patronage Capital Certificates, which represent annual allocations of CFC's net margins, 70% during the next fiscal year and expects to retire the remaining 30% after 15 years, if permitted by CFC's contractual obligations and to the extent that the Board of Directors in its discretion may determine from time to time that the financial condition of CFC will not be impaired as a result.
				       26

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

CFC was formed in 1969 by the rural electric cooperatives to provide them with a source of funds to supplement the financing provided by RUS. The Company was organized as a cooperative in which each member (other than associate members) receives one vote. Under CFC's bylaws, the Board of Directors must be comprised of 22 individuals who are either general managers or directors of members. CFC was granted tax-exempt status under
Section 501(c)(4) of the Internal Revenue Code.

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

CFC's purpose is to provide its member rural electric and telephone cooperatives with financial and business management solutions. CFC enters the capital markets, based on the combined strength of its members to borrow the funds required to offer long- and short-term, fixed and variable rate loan options. CFC also offers its AA credit rating to enhance its members' credit on other public or private placement transactions. CFC also provides management services, such as cost of service studies, assistance with FERC compliance, expert testimony in rate and tax appraisal cases, consumer loans, financial forecasting software and the sponsorship of numerous seminars and meetings for the members' business and financial management staff.

Each rural electric cooperative that joins CFC agrees to purchase Membership Subordinated Certificates from CFC as a condition of membership. In connection with any long-term loan or guarantee made by CFC to or on behalf of one of its members, CFC generally requires that the member make an additional investment in CFC by purchasing Loan or Guarantee Subordinated Certificates. Like the Membership Subordinated Certificates, the Loan and Guarantee Subordinated Certificates are unsecured and subordinate to other debt.

CFC is required by the cooperative laws under which it is incorporated to have the mechanism to allocate its earnings to its members. CFC thus allocates its net margins, (patronage capital) based on each member's participation in loan programs during the year. The Membership, Loan and Guarantee Subordinated Certificates along with patronage capital provide CFC's base capitalization. On a regular basis, CFC obtains debt financing in the market by issuing long-term fixed rate or variable rate Collateral Trust Bonds and Quarterly Income Capital Securities, intermediate-term fixed or variable rate Medium-Term Notes, Commercial Paper and enters into Bank Bid Note agreements. In addition, CFC obtains debt financing from its membership and other qualified investors through the direct sale of its Commercial Paper and Medium-Term Notes.

CFC's primary objective as a cooperative is to provide its members with the lowest possible loan and guarantee rates. Therefore, CFC marks up its funding costs only to the extent necessary to cover its operating expenses, a provision for loan and guarantee losses and to provide for margins sufficient to preserve interest coverage in light of CFC's financing objectives. To the extent members contribute to CFC's base capital with Subordinated Certificates carrying below-market interest rates, CFC can offer proportionally lower interest rates on its loans to members.

CFC's performance is closely tied to the performance of its member rural electric and telephone utility systems due to the near 100% concentration of its loan and guarantee portfolio in those industries. The following provides an analysis of both CFC's performance and a discussion of the quality of CFC's loan and guarantee portfolio.

Financial Condition

At May 31, 1997, CFC had $9.1 billion in total assets. Approximately $8.7 billion or 96% of these assets consisted of loans made to CFC's members. The remaining $0.4 billion consisted of other assets to support CFC's operations. Except as required for the debt service account and unless excess cash is invested overnight, generally CFC does not use funds to invest in debt or equity securities.

At May 31, 1997, 88% of CFC's loan portfolio consisted of 35-year long-term secured amortizing loans, including long-term loans classified as nonperforming and restructured. The remaining 12% consisted of short- and intermediate-term secured and unsecured lines of credit and long-term loans guaranteed by the United States Government. Approximately 37% or $3.3 billion in long-term loans carry a fixed rate of interest. All other loans, including $4.5 billion in long-term loans, are subject to interest rate adjustment monthly or semimonthly.

In addition to its loans, CFC had provided approximately $2.1 billion in guarantees for its members at May 31, 1997. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for equipment and plant.

At May 31, 1997, CFC had also committed to lend an additional amount of approximately $6.8 billion to its members. Most unadvanced loan commitments contain a material adverse change condition. As many of these commitments are provided for operational back-up liquidity, CFC does not anticipate funding the majority of the commitments outstanding.

CFC funds its assets through the sale of Subordinated Certificates, retained equity and other debt instruments. As discussed previously, Subordinated Certificates include both original Membership Subordinated Certificates and Loan and Guarantee Subordinated Certificates, all of which are subordinate to other CFC debt. At May 31, 1997, Membership Subordinated Certificates totaled $645 million. These certificates generally mature in 70 to 100 years and generally pay interest at 5.0%. At May 31, 1997, Loan Subordinated Certificates totaled $334 million and carried a weighted average interest rate of 1.1%. At May 31, 1997, Guarantee Subordinated Certificates totaled $233 million and carried a weighted average interest rate of 4.8%. Both the loan and guarantee certificates are long-term instruments which generally amortize at a rate equivalent to that of the loan or guarantee to which they relate. On a combined basis, Subordinated Certificates carried a weighted average interest rate of 4.3%. Subordinated Certificates are required to be purchased in conjunction with the receipt of a loan or credit enhancement based on the member's leverage ratio, total debt and credit enhancements divided by total equity investments in CFC. Members that have a leverage ratio with CFC in excess of a level in the approved policy are required to purchase additional Subordinated Certificates to receive a loan or credit enhancement. At the present time, the majority of CFC's members maintain a CFC leverage ratio within the policy limit. The issuance of zero percent loan certificates is expected to exceed the issuance of 5.0% Membership Certificates. Therefore, management expects this average interest rate to decline over time. CFC paid a total of $43.3 million of interest to holders of Subordinated Certificates during fiscal year 1997.

During fiscal year 1995, CFC adjusted its patronage capital retirement policy to return 70% of net margins in the next fiscal year, with the remaining 30% to be held and then retired at a future date, if permitted by CFC's contractual obligations and to the extent that the Board of Directors in its discretion may determine from time to time that the financial condition of CFC will not be impaired as a result. During the next 12 years, CFC will retire the unretired allocations representing net margins for fiscal years 1988 to 1993, all of which had been allocated under the previous policy. The unretired allocations (Members' Equity) do not earn interest and are junior to all debt instruments, including Subordinated Certificates. At May 31, 1997, CFC had $272 million in retained equity.

CFC enters the capital markets through the issuance of Collateral Trust Bonds, Medium-Term Notes, Commercial Paper, Quarterly Income Capital Securities and Bank Bid Notes. At May 31, 1997, CFC had $999 million in fixed rate Collateral Trust Bonds and $150 million in variable rate Collateral Trust Bonds outstanding. Under its Collateral Trust Bond Indentures, CFC must pledge as collateral eligible mortgage notes from its distribution system borrowers, evidencing loans equal in principal amount to at least 100% of the outstanding Bonds. At May 31, 1997, CFC had pledged $1,295 million in mortgage notes. During fiscal year 1997, CFC issued a total of $450 million in Collateral Trust Bonds in four separate debt offerings. Subsequent to the end of the year on June 9, 1997, CFC issued an additional $100 million in Collateral Trust Bonds, bearing a rate of 6.70% and due in 2002. All Collateral Trust Bonds issued after February 1994 have been issued under an Indenture with First Bank National Association as trustee ("1994 Indenture"). Virtually all Collateral Trust Bonds were offered to outside investors in underwritten public offerings.

At May 31, 1997, CFC had $615 million outstanding in Medium-Term Notes. Medium-Term Notes are issued for terms of 270 days to 30 years and are unsecured obligations of CFC. Medium-Term Notes outstanding to CFC's members totaled $277 million at May 31, 1997. The remaining $338 million were sold through dealers to outside investors. During fiscal year 1998, CFC anticipates the offering of Medium-Term Notes in the European markets.

At May 31, 1997, CFC had $5,492 million outstanding in Commercial Paper with a weighted average maturity of 34 days. Commercial Paper notes are issued with maturities up to 270 days and are unsecured obligations of CFC. Commercial Paper outstanding to CFC's members totaled $1,197 million at May 31, 1997. The remaining $4,295 million was sold through dealers to outside investors in the United States and Europe. European commercial paper may be issued in currencies other than U.S. dollars. For notes issued in a foreign currency, CFC will enter into a currency swap with a highly rated counterparty at the time of the issuance.

In addition, CFC obtains funds from various banking institutions under Bank Bid Note arrangements, similar to bank lines of credit. The notes are issued for terms up to three months and are unsecured obligations of CFC. At May 31, 1997, CFC had $115 million outstanding in Bank Bid Notes.

At May 31, 1997, CFC had $125 million outstanding in Quarterly Income Capital Securities. The Quarterly Income Capital Securities were issued during fiscal year 1997. The securities were issued in denominations of $25, a coupon rate of 8%, and a final maturity of 49 years and are unsecured obligations of CFC, subordinate and junior in right of payment to senior debt and the debt obligations guaranteed by CFC, but senior to Subordinated Certificates. In addition, CFC has the right at any time and from time to time during the term of the Quarterly Income Capital Securities to suspend interest payments for a period not exceeding 20 consecutive quarters.

During the year, total assets increased by $1,003 million. Net loan balances increased by $950 million or 12%. Gross loans increased by a total of $965 million, partially offset by an increase in the allowance for loan and guarantee losses of $15 million, over the prior year. As a percentage of the portfolio, long-term loans (excluding loans guaranteed by RUS) represented 88% at May 31, 1997, compared to 86% at May 31, 1996. Long-term fixed rate loans represented 38% and 44% of the total long-term loans at May 31, 1997 and 1996. Loans converting from a variable rate to a fixed rate for the year ended May 31, 1997, totaled $136 million, a decrease from the $606 million that converted for the year ended May 31, 1996. Offsetting the conversions to the fixed rate were $109 million and $103 million of loans that converted from the fixed rate to the variable rate or selected a variable rate upon the expiration of the current fixed interest rate period, for the years ended May 31, 1997 and 1996, respectively. This resulted in a net conversion of $27 million from the variable rate to the fixed rate for the year ended May 31, 1997 compared to a net conversion of $503 million from the fixed rate to the variable rate for the year ended May 31, 1996.

The increase in total loans outstanding at May 31, 1997, was primarily due to an increase of $690 million in long-term variable rate loans, an increase of $213 million in intermediate-term loans and an increase of $135 million in long-term fixed rate loans offset by a decrease of $279 million in RUS guaranteed loans. The increase to loans outstanding for fiscal year 1997 included the advance of $907 million for the purpose of repaying RUS loans, a total of $471 million was advanced to two borrowers as part of debt restructuring agreements in which the RUS debt was repaid at a significant discount.

During the year, CFC substantially increased its short-term debt outstanding to fund the increase in variable rate loans outstanding. Notes Payable, which consists of Commercial Paper, Bank Bid Notes and Collateral
Trust Bonds that mature within one year, increased $1,036 million.    At
May 31, 1997, CFC's short-term debt consisted of $4,214 million in dealer Commercial Paper, $1,203 million in Commercial Paper issued to CFC's members, $75 million in Commercial Paper issued to certain nonmembers, $115 million in Bank Bid Notes and $150 million in Collateral Trust Bonds due within one year. The Commercial Paper sold to CFC's members and certain nonmembers increased by $42 million, the amount of Bank Bid Notes outstanding decreased by $69 million and Commercial Paper sold through CFC's dealers increased by $732 million from the prior year. CFC's Commercial Paper and Bank Bid Notes had a weighted average maturity of 34 days at May 31, 1997. As described in the footnotes to the Combined Financial Statements, CFC reclassifies a portion of its short-term debt as long-term, as it has the ability (subject to certain conditions) to refinance this short-term debt on a long-term basis under its revolving credit agreements. CFC renegotiated its revolving credit agreements during the second quarter of fiscal year 1997 and was able to reclassify $2,250 million and $2,730 million in short-term debt as long-term at May 31, 1997 and 1996, respectively.

During fiscal year 1997, long-term debt outstanding decreased by $169 million. The decrease in long-term debt outstanding was due to a decrease of $480 million in the amount of short-term debt supported by the revolving credit agreement and the reclassification of $150 million of Collateral
Trust Bonds maturing within one year as Notes Payable. This decrease was offset by the issuance of a total of $300 million in fixed rate Collateral Trust Bonds and $150 million in variable rate Collateral Trust Bonds, and a net increase of $11 million in Medium-Term Notes outstanding

Deferred income (primarily fees from loan conversions) decreased by over $10 million, due to the recognition of $11 million in conversion fees in income during fiscal year 1997. CFC will amortize the remaining $1 million of deferred fees into income over the next year.

Subordinated Certificates and Members' Equity increased by $7 million to $1,484 million at May 31, 1997, compared to $1,477 million at May 31, 1996. During fiscal year 1995, CFC adopted policy changes that generally reduced the amount of Subordinated Certificates required to be purchased as a precondition to receiving a loan advance and increased the amount of allocated net margins to be retired in the next fiscal year from 50% to 70%.

Off-balance sheet, CFC experienced an increase of $1,156 million in unadvanced loan commitments to a total of $6,768 million at May 31, 1997 and guarantees outstanding decreased by $169 million to a balance of $2,081 million at May 31, 1997. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers, and therefore CFC does not anticipate funding most of such commitments. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved. The guarantee balance decreased due to the redemption of one tax-exempt bond issue and scheduled repayments and lease reductions. The guarantee balance is anticipated to continue its decline; however, there has been a development of lease/lease back transactions by power supply members, which may result in new guarantees in future years.

CFC's leverage ratio increased during the year from 5.69 at May 31, 1996, to 5.84 at May 31, 1997. The ratio is calculated after excluding from debt the Quarterly Income Capital Securities and all debt associated with the funding of the RUS 100% guaranteed loans. Subordinated Certificates and Quarterly Income Capital Securities are treated as equity in the calculation of the leverage ratio. The increase in the leverage ratio was primarily due to an increase in loans outstanding to members financed by the issuance of short-term debt, Collateral Trust Bonds and Medium-Term Notes, offset by the issuance of the $125 million in Quarterly Income Capital Securities. CFC contemplates that its leverage ratio will continue to increase modestly as it obtains external capital to accommodate its loan growth. CFC will retain the flexibility to further amend its capital retention policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margins as a primary performance indicator, since CFC's net margins are subject to fluctuation as interest rates change. During the year ended May 31, 1997, CFC achieved a Times Interest Earned Ratio ("TIER") of 1.12. Management has established a 1.10 TIER as its minimum operating objective. CFC has earned TIER's of 1.12, 1.12 and 1.13 for the years ended May 31, 1997, 1996, and 1995 respectively. Earned TIER is a reflection of CFC's ability to cover the interest expense on funding.

Fiscal Year 1997 versus 1996 Results

Operating income for the year ended May 31, 1997 was $564 million, an
increase of $59 million or 11.7% over the prior year.   The increase in
interest income was due to an increase in average loans outstanding.
The average loan balance outstanding for fiscal year 1997 was $8,581 million, an increase of $1,125 million or 15.1% over the prior year. The average yield earned on the loan portfolio decreased by 19 basis points
to 6.58% for fiscal year 1997, from 6.77% earned the prior year.   A
total of $11 million of deferred conversion fees were recognized as interest income during the year. At May 31, 1997, only $1 million of deferred conversion fees remained to be recognized in future years.

CFC's total cost of funding for fiscal year 1997 was $476 million, an
increase of $50 million or 11.7% over the prior year.   The increase to
the cost of funding was also due to the growth in average loans outstanding. During the year CFC issued $300 million of Collateral Trust Bonds, $125 million of Quarterly Income Capital Securities and incurred a net increase of $11 million of Medium-Term Notes at fixed interest rates. CFC also issued $150 million of Collateral Trust Bonds and had a net increase of $706 million of Commercial Paper and Bid Notes at variable rates. During the year, $150 million of fixed rate Collateral Trust Bonds and $150 million of variable rate Collateral Trust Bonds
matured.   The cost of funds as a percentage of average loan volume
decreased by 17 basis points, from 5.71% for fiscal year 1996 to 5.54% for fiscal year 1997.

The gross margin earned on loans for fiscal year 1997 was $89 million, an
increase of $10 million or 12.7% over the prior year.   The increase to
the gross margin earned was due to the increased average loan volume.
CFC was able to reduce its yield earned on the portfolio by 19 basis points and the cost of funding by 17 basis points, resulting in a reduction of 2 basis points of gross margin. The reduction in the percentage of gross margin was offset by the large increase in average loan volume outstanding.

Operating expenses for fiscal year 1997 totaled $22 million, an increase
of $2 million or 10% over the prior year.   The increase to operating
expenses was due to foreclosure litigation, conversion of the information
systems and an increased marketing effort.   Further details regarding
the foreclosure litigation are contained in the footnotes to the Combined
Financial Statements.   The conversion of the information systems from
the main frame to the client server should be completed during fiscal year 1998. The increased marketing effort includes the enhancement of the CFC brand image along with the development and rollout of new products and services for CFC members to use in differentiating their service from that of other energy providers.

During fiscal year 1997, CFC added a total of $15 million to the loan and guarantee loss allowance, an increase of $3 million over the prior year. The increase to the amount provided to the loan and guarantee loss reserve was required due to the growth in the loan portfolio.

Nonoperating income earned during fiscal year 1997 was $3 million, a decrease from the $4 million earned the prior year. The decrease was primarily due to reduced fees from the servicing of grantor trusts. The total loans serviced by CFC decreased by $538 million during the year. The decrease was due to the RUS early redemption of loans it had guaranteed after the negotiated restructuring of the debt for one of CFC's members.

Net margins earned by CFC for fiscal year 1997 were $55 million, an
increase of $6 million over the prior year.   The increase to the net
margins was primarily due to the increase to the average loan volume outstanding during fiscal year 1997.

Fiscal Year 1996  versus 1995 Results

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

Nonoperating income for fiscal year 1996 increased slightly to $4 million. During fiscal year 1996, CFC effected the early redemption of the Series O Collateral Trust Bonds, recording an extraordinary loss for the redemption premium of $2 million. The sum of the nonoperating income and the extraordinary loss represent a net decrease of $1 million compared to the nonoperating income of $3 million for fiscal year 1995.

Overall, CFC's net margins increased by $4 million for the year ended May 31, 1996 to a total of $49 million.

The following is a summary of CFC's operating results as a percentage of average loans outstanding for the last three fiscal years ending May 31, 1997, 1996 and 1995.

						1997    1996    1995

Interest on loans                               6.58%   6.77%   6.72%
Less:  Cost of funds                            5.54%   5.71%   5.51%
       Gross operating margin                   1.04%   1.06%   1.21%
General and administrative expenses             0.26%   0.26%   0.30%
Provision for loan and guarantee losses         0.18%   0.16%   0.26%
       Total expenses                           0.44%   0.42%   0.56%
       Operating margin                         0.60%   0.64%   0.65%
Nonoperating income (1)                         0.04%   0.02%   0.05%
       Net margins                              0.64%   0.66%   0.70%
	     TIER                               1.12    1.12    1.13

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

The following chart summarizes loans and guarantees outstanding by member class at May 31, 1997, 1996 and 1995.


					  Percentage of Total
					 1997    1996    1995

Distribution Systems                    57.16%  54.37%  49.08%
Power Supply Systems                    30.29%  33.38%  38.87%
Service Organizations                    1.63%   1.77%   1.82%
Telecommunication Organizations         10.00%   9.57%   9.27%
Associate Members                        0.92%   0.91%   0.96%
	Total                          100.00% 100.00% 100.00%


CFC's members are widely dispersed throughout the United States and its territories, including 46 states, the District of Columbia, Guam, Samoa and the U.S. Virgin Islands. At May 31, 1997, 1996 and 1995, no state or territory had over 10.6%, 9.9% and 9.1%, respectively, of total loans and guarantees outstanding.

  Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. The majority of the largest single exposures are concentrated in the power supply systems due to their large plant and equipment requirements. At May 31, 1997, the total exposure outstanding to any one borrower did not exceed 5% of total loans (excluding loans guaranteed by RUS) and guarantees outstanding. At May 31, 1997, CFC had $2,809 million in loans outstanding, excluding loans guaranteed by RUS, and $1,820 million in guarantees outstanding to its largest 40 borrowers, representing 32% of total loans outstanding and 85% of total guarantees outstanding. Credit exposure to the largest 40 borrowers represented 42% of total credit exposure at May 31, 1997, compared to 43% at May 31, 1996. CFC's ten largest credit exposures represented 22% of total exposure at May 31, 1997 and 1996.

  Security Provisions

Except when providing lines of credit, CFC typically lends to its members on a secured basis. At May 31, 1997, a total of $767.8 million of loans were unsecured representing 8.6% of total loans and 7.0% of total loans and guarantees.

Approximately $128.2 million or 18.6% of the unsecured loans represent obligations of distribution borrowers for the initial phase(s) of RUS note buyouts. Upon completion of the buyout from RUS, CFC will receive first lien security on all assets and future revenues. The unsecured loans would represent 7.0% of total loans and and 5.7% of total loans and guarantees, if the partial note buyout obligations were excluded. CFC's long-term loans are typically secured pro-rata with other secured lenders, if any (primarily RUS), by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

  Portfolio Quality

The following table summarizes the key composite operating results of CFC's two main borrower types, distribution and power supply systems, which together comprised 87.5% and 87.7% of CFC's total loan and guarantee portfolio at May 31, 1997 and 1996. The information presented below is as of December 31, and taken from the RUS data contained on pages 21 to 25.

	   CFC Distribution Member Borrowers
		  Composite Results

			1996    1995    1994    1993    1992

TIER                    2.44    2.42    2.42    2.54    2.19
DSC                     2.42    2.40    2.26    2.44    2.07
MDSC                    2.30    2.28    2.09    2.21    1.99
Equity percentage       2.47%  41.70%  41.50%  40.83%  39.44%

	   CFC Power Supply Member Borrowers
		  Composite Results

			1996    1995    1994    1993    1992

TIER                    1.21    1.23    1.31    1.20    1.15
DSC                     1.20    1.22    1.24    1.21    1.22
Equity percentage      12.3%   11.7%    9.3%    9.7%    8.0%

NOTE:   The power supply composite results have been presented without the operating results of six systems experiencing financial
difficulties.   CFC had credit exposure to four of the six borrowers
(see footnote 10 to the Combined Financial Statements for a detailed description of these borrowers).

Most CFC power supply borrowers sell the majority of their power under all-power-requirements contracts with their member distribution systems. These contracts allow, subject to regulatory requirements and competitive constraints, for the recovery of all costs at the power supply level. Due to the contractual connection between the power supply and distribution systems, total combined system equity (power supply equity plus the equity at its affiliated distribution systems) has typically been maintained at the distribution level.

As with CFC, to the extent distribution systems can fund their assets with retained Members' Equity (i.e., unretired capital credits), overall funding costs for plant and equipment are reduced. Distribution systems can, in turn, pass these savings on to their member/consumers in the form of lower utility rates.

The effectiveness of the all-power-requirements contract is dependent on the individual systems' right and ability (legal as well as economic) to establish rates to cover all costs. The boards of directors of most of CFC's power supply and distribution members have the authority to establish binding rates for their consumer members. Some states regulate rate-setting and can therefore override the system's internal rate-setting procedures. However, most CFC members are not externally rate regulated. CFC has 841 distribution members of which 594 are not regulated. Of the remaining 247 distribution systems, 16 are regulated only on a streamlined basis. At the power supply level, 22 members are regulated.

During the past few years, power supply members have been increasing their equity levels. Under recently changed RUS underwriting standards, in order to qualify for additional RUS loan funds, power supply systems may be required to maintain, or demonstrate an ability to reach, a 20% of assets equity level, or they must obtain guarantees from their affiliated distribution systems.

CFC telecommunications borrowers reported composite TIER of 3.21, DSC of
1.58 and Equity ratio of 34% for the year ended December 31, 1996. As of the date of this filing, all borrowers had not reported financial results for the year ended December 31, 1996.

Nonperforming and Restructured Loans

CFC classifies a borrower as nonperforming when any one of the following criteria are met: (1) principal or interest payments on any loan to the borrower are past due 90 days or more, (2) the borrower is operating under protection of the bankruptcy court, or (3) for some other reason, management does not expect the timely repayment of principal or interest. Once a borrower is classified as nonperforming, interest on its loans is recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby forgoing interest income recognition. At May 31, 1997, nonperforming loans totaled $9
million, a decrease of $16 million over the prior year-end.   The decrease
was due to principal repayments received during the year. There were no new loans classified as nonperforming during the year.

Loans classified as restructured are loans for which agreements have been executed that change the original terms of the loan, generally a change to the originally scheduled cashflows. At May 31, 1997, restructured loans totaled $362 million, an increase of $153 million from the prior year. Restructured loans in the amount of $362 million, $205 million and $131 million were on a nonaccrual basis with respect to the recognition of interest income at May 31, 1997, 1996 and 1995, respectively. The increase in restructured loans outstanding was due to the advance of funds in accordance with the restructured loan agreements.

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

	NONPERFORMING AND RESTRUCTURED ASSETS

						   As of May 31,
(Dollar Amounts In Thousands)                   1997    1996    1995

Nonperforming loans                           $9,428  $25,294 $27,641
Percent of loans and guarantees outstanding     0.09%    0.25%   0.29%

Restructured loans                          $361,961 $209,361 184,978
Percent of loans and guarantees outstanding     3.29%    2.05%   1.94%

Total nonperforming and restructured loans  $371,389 $234,655 212,619
Percent of loans and guarantees outstanding     3.38%    2.30%   2.23%

  Allowance for Loan and Guarantee Losses

CFC maintains an allowance for potential loan and guarantee losses which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral, and economic and industry conditions. At May 31, 1997, the allowance for loan and guarantee losses totaled $233 million, an increase of $15 million from the prior year-end. The allowance represented 62.8% of nonperforming and restructured loans and 2.12% of total loans and guarantees outstanding at year-end.

Since its inception in 1969, CFC has charged off loan balances in the total amount of $28.4 million, net of recoveries.

Management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which may occur.

The following chart presents a summary of the allowance for loan and guarantee losses at May 31, 1997, 1996 and 1995.

	ALLOWANCE FOR LOAN AND GUARANTEE LOSSES

						  Years Ended May 31,
(Dollar Amounts In Thousands)                  1997       1996      1995

Beginning balance                            $218,047   $205,596  $188,196
Provision for loan and guarantee losses        15,161     12,451    17,400
Charge offs                                         -          -         -
Ending balance                               $233,208   $218,047  $205,596

As a percentage of loans and guarantees
	outstanding                             2.12%      2.14%     2.16%
As a percentage of nonperforming
	and restructured loans outstanding     92.79%     92.88%    96.71%

Asset/Liability Management

A key element of CFC's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Interest Rate Risk

CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of total assets. CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the next year. At May 31, 1997, CFC had $303 million in fixed rate assets amortizing or repricing and $204 million in fixed rate liabilities maturing during fiscal year 1998. The difference, $99 million, represents the fixed rate assets in excess of the fixed rate debt maturing during the next fiscal year. This difference of $99 million at May 31, 1997 represents 1.1% of total assets. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily Commercial Paper and Bank Bid Notes, both of which are issued primarily with original maturities under 90 days. CFC funds fixed rate loans with fixed rate Collateral Trust Bonds, Medium-Term Notes, Quarterly Income Capital Securities, Subordinated Certificates and Members' Equity. With the exception of Subordinated Certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses Commercial Paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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


			     INTEREST RATE GAP ANALYSIS
			     (Fixed Assets/Liabilities)
				As of May 31, 1997

(Dollar Amounts In Millions)
					Over 1 yr.   Over 3 yrs.   Over 5 yrs.   Over 10 yrs.
			      Less than  but less      but less     but less       but less       Over
			       1  year  than 3 yrs.   than 5 yrs.  than 10 yrs.   than 20 yrs.   20 yrs.   Total
Assets:
  Loan Amortization
    and repricing               $302.7    $716.0        $672.3        $750.5        $577.3      $ 139.4   $3,158.2

Total Assets                    $302.7    $716.0        $672.3        $750.5        $577.3      $ 139.4   $3,158.2

Liabilities and Equity:
  Long-Term Debt                $196.0    $302.9        $315.3        $614.8        $ 52.2      $ 375.0   $1,856.2
  Subordinated Certificates        8.0     273.9         257.9         189.8         166.8         72.7      969.1
  Equity                             -     135.2          20.0          25.0          50.0            -      230.2

Total Liabilities and Equity    $204.0    $712.0        $593.2        $829.6        $269.0      $ 447.7   $3,055.5

Gap *                           $ 98.7    $  4.0        $ 79.1        $(79.1)       $308.3      $(308.3)  $  102.7

Cumulative Gap                  $ 98.7    $102.7        $181.8        $102.7        $411.0      $ 102.7
Cumulative Gap as a %
	of  Total Assets         1.09%     1.13%         2.01%         1.13%         4.54%        1.13%

  *  Loan amortization/repricing over/(under) debt maturities

Interest Rate Exchange Agreements

CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost funding option or minimize basis risk. CFC will only enter into interest rate exchange agreements with highly rated financial institutions. At May 31, 1997, CFC was a party to
a total of $438.8 million, notional amount, of such agreements.   CFC is
using such agreements to fix the rate on $238.8 million of its variable rate commercial paper and on $200.0 million to minimize the LIBOR variable rate versus a commercial paper variable rate basis risk. The difference between the rate paid and rate received on these agreements is included in CFC's total cost of funding.

Foreign Currency Risk

CFC may issue European Commercial Paper, Collateral Trust Bonds or Medium-Term Notes denominated in foreign currencies. For any such note issued, CFC expects to enter into a foreign currency swap with a highly rated counterparty. The cost of the currency swap would be factored into the interest rate CFC pays on the obligation and included in CFC's total cost of funds.

Liquidity

CFC is subject to liquidity risk, which includes market factors beyond its control, to the extent cash repayments on its assets are insufficient to cover the cash requirements on maturing liabilities and other sources of funds with which to make debt repayments are not available. For the most part, CFC funds its long-term loans with much shorter term maturity debt instruments. As a result, CFC has to manage its liquidity risk by ensuring that other sources of funding are available to make debt maturity payments. CFC accomplishes this in four ways. First, CFC maintains revolving credit agreements which (subject to certain conditions) allow CFC to borrow funds on terms of up to five years. Second, CFC has maintained investment grade ratings, facilitating access to the capital markets. Third, CFC maintains shelf registrations for Collateral Trust Bonds, Medium-Term Notes and Quarterly Income Capital Securities which (absent market disruptions and assuming CFC remains creditworthy) could be issued at fixed or variable rates in sufficient amounts to fund the next 18 to 24 months' funding requirements. Fourth, CFC obtains a significant portion of its funding directly from its members and believes this funding is more stable than funding obtained from outside sources.

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service ("Moody's"), Standard & Poor's Corporation ("S&P") and Fitch Investors Service ("Fitch"). Fitch, Moody's and S & P have reaffirmed CFC's current ratings. The following table presents CFC's credit ratings at year-end.

				  Moody's   Standard & Poor's      Fitch
			    Investors Service   Corporation  Investors Service
Direct

Collateral Trust Bonds                   Aa3         AA              AA
Medium-Term Notes                         A1         AA-             AA-
Quarterly Income Capital Securities       A2         A+              A+
Domestic and European Commercial Paper    P1         A-1+            F-1+

Guarantees

Leveraged Lease Debt                      A1         AA-             AA-
Pooled Bonds                             Aa3         AA-             AA-
Other Bonds                               A1         AA-             AA-
Short-Term                                P1         A-1+            F-1+

The ratings listed above have the meaning as defined by each of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating organizations.

At May 31, 1997 and 1996, CFC's members provided 33.0% and 37.4% of total capitalization as follows:

	      MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION


						    As of May 31,
(Dollar Amounts In Thousands)                   % of                    % of
				    1997        Total      1996        Total

Commercial Paper                $1,203,335      21.9%   $1,170,039      24.8%
Long-term debt
(primarily Medium-Term Notes)      276,821      17.1%      338,977      26.0%
Subordinated Certificates        1,212,486     100.0%    1,207,684     100.0%
Members' Equity                    271,594     100.0%      269,641     100.0%
     Total                      $2,964,236              $2,986,341

Percentage of total capitalization   33.0%                   37.4%

The total amount of member investments decreased by $22 million at May 31, 1997, compared to May 31, 1996. Total member investment as a percentage of total capitalization decreased due to the increase in nonmember debt required to fund the growth in loans. Total capitalization at May 31, 1997 was $8,981 million, an increase of $998 million over the total capitalization of $7,983 million at May 31, 1996. When the loan and guarantee loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 34.7% and 39.1% at May 31, 1997 and 1996, respectively.

Historical Results

The following chart provides CFC's key operating results over the last five years.

				     SELECTED KEY FINANCIAL DATA
(Dollar Amounts In Thousands)
				      1997            1996            1995           1994             1993
As of May 31:
Net loans                          $8,678,196      $7,728,271      $6,747,124      $5,921,022      $5,112,471
Total liabilities                  $7,573,414      $6,576,764      $5,575,853      $4,740,470      $3,990,298
Total Subordinated Certificates
   and Members' Equity             $1,484,080      $1,477,325      $1,504,936      $1,483,826      $1,473,846
Guarantees                         $2,080,671      $2,249,440      $2,574,922      $2,655,827      $2,813,731
Leverage ratio (1)                       5.84            5.69            5.13            4.63            4.41
Debt/Equity (2)                          3.97            3.63            3.01            2.52            2.24

Gross margins                      $   88,710      $   78,994      $   78,771      $   61,452      $   70,975
Net margins                        $   54,736      $   49,041      $   45,212      $   33,188      $   38,487
TIER (3)                                 1.12            1.12            1.13            1.13            1.16

(1) The leverage ratio is calculated by dividing debt and guarantees outstanding, excluding Quarterly Income Capital Securities and debt used to fund loans guaranteed by RUS, by the total of Members' Subordinated Certificates, Members' Equity and Quarterly Income Capital Securities.
(2) The debt/equity ratio is calculated by dividing debt outstanding, excluding Quarterly Income Capital Securities and debt used to fund loans guaranteed by RUS, by the total of Members' Subordinated Certificates, Members' Equity, the loan and guarantee loss allowance and Quarterly Income Capital Securities.
(3) TIER is calculated by dividing net margins before extraordinary items plus the cost of funds by the cost of funds.

Financial and Industry Outlook

During the coming year, management expects CFC's borrowers to continue to utilize the variable interest rate programs to a greater extent than the fixed interest rate program. This is due primarily to the positive interest yield curve and due partly to CFC's borrowers diversifying the interest terms on their long-term debt. As the demand for variable interest rate loans increases, CFC will continue to match fund these loans as to rate with variable interest rate debt instruments and will continue to redeem, to the extent possible and economically beneficial, its fixed interest rate debt instruments. These variable rate loans at the borrower level typically represent a small portion of the borrower's overall capitalization.

CFC does not expect a significant increase in the competition for the
supplemental electric loan business.   RUS will continue to be the dominant
lender, since others can not match the rates it offers. The level of funding appropriated for the RUS program in fiscal year 1998 should be close to the level that was approved for fiscal year 1997. CFC expects there to be significant competition for the telecommunications lending business. RUS and RTB will continue to be the primary lenders to the rural telecommunications industry which comprises CFC's target market.

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

During fiscal year 1997, CFC advanced approximately $907 million to electric borrowers for the purpose of prepaying their RUS loans. From March 1994, the date final regulations were adopted, through May 1997, CFC has advanced a total of $2,163 million to borrowers for the purpose of prepaying their RUS loans. CFC has been selected as the lender for over 93% of the RUS debt refinancings. There are applications pending at RUS for an additional $44 million of buyouts, in which CFC has been selected as the lender and has approved loan commitments. Future volume of RUS note prepayments will depend on a number of factors including interest rates, tax consequences and possible acquisition or other business opportunities available to the members. CFC does not expect large volumes of prepayment requests to be made at any one time, but believes that there will be a steady stream of activity.

CFC remains optimistic that the effort to restructure the electric utility industry will provide a reasonable market for generation and that provisions adopted for stranded cost recovery will permit an orderly transition to a competitive retail market. The high cost generation systems have a greater risk of a negative impact, while the low cost generation systems may have the opportunity to expand their market share. CFC currently has limited exposure to systems with a high cost of producing power and is working with these systems to mitigate any potential negative impact.

Item 8.  Financial Statements and Supplementary Data.

The Combined Financial Statements, Auditors' Report and Combined Quarterly Financial Results are included on pages 49 through 75 (see Note 12 to Combined Financial Statements for a summary of the quarterly results of CFC's operations)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

			      PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a) Directors
						      Director Date present
Name                                           Age      since  term expires

Paul J. Liess (President of CFC)                59      1993      1999
Eldwin Wixson (Vice President of CFC)           65      1995      1998
Benson Ham (Secretary-Treasurer of CFC)         63      1995      1998
James O. Baker                                  58      1997      1999
Robert J. Bauman                                52      1992      1998
Glenn English                                   56      1994      1998
Alden J. Flakoll                                63      1996      1999
Nadine Griffin                                  65      1992      1998
Wade R. Hensel                                  45      1997      2000
George W. Kline                                 68      1993      1999
Kenneth Krueger                                 59      1997      2000
Eugene Meier                                    68      1997      2000
R. Layne Morrill                                57      1995      1998
Robert J. Occhi                                 50      1996      1999
Michael Pigott                                  53      1997      2000
J. C. Roberts                                   59      1996      1999
R.B. Sloan Jr.                                  45      1996      1999
Thomas W. Stevenson                             55      1997      2000
Clifford G. Stewart                             51      1997      2000
Robert Stroup                                   52      1996      1999
Robert C. Wade                                  63      1997      2000
Robert O. Williams                              64      1994      2000

(b) Executive Officers

                                                                                          Held present
Title                                                  Name               Age    office since
President and Director                             Paul J. Liess           59        1997
Vice President and Director                        Eldwin Wixson           65        1997
Secretary-Treasurer and Director                   Benson Ham              63        1997
Governor and Chief Executive Officer               Sheldon C. Petersen     44        1995
Senior Vice President of Member Services
	 and General Counsel                       John J. List            50        1997
Senior Vice President and Chief Financial Officer  Steven L. Lilly         47        1994
Senior Vice President for Strategic Services       David J. Hedberg        46        1995

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

Mr. Liess has been General Manager of Twin Valleys Rural Public Power District, Cambridge, NE, since 1978. He has been an alternate Director of the Nebraska Rural Electric Association ("NREA") and the Nebraska Electric Generation and Transmission Cooperative, Inc. since 1979. He was a chairman and still serves on the Board of the Nebraska ACRE and is currently Chairman of the NREA Credit Union Board. He is a member and one of five original founders of Five District Joint Venture, developers of Rural Power Manager Software. Mr. Liess has been a member of the Board of Governors of the Central Community College since 1989. He is a member of the Board of Directors of the Central Plains Technical and Business Development Center and Chairman of the Cambridge Economic Development Board.

Mr. Wixson has been a Director of New Hampshire Electric Cooperative, Inc., Plymouth, NH, since June 1986 and President (now retitled Chair) of the Board of Directors since June 1992. Mr. Wixson has been a professor of mathematics at Plymouth State College, of the University System of New Hampshire, since 1966 and was Interim Dean from July 1994 to June 1995. He also has been Chair of the Board of Directors of the Community Guaranty Savings Bank since 1988 and served as a Director of the Speare Memorial Hospital since 1986. He was the principal-controlling partner of the Plymouth Pharmacy from 1979 to 1982 and was a Maine dairy farmer from 1956 to 1963.

Mr. Ham has been a Director of Central Georgia Electric Membership Cooperative, Jackson, GA, since 1983. He has also been the managing partner in the law firm of Ham, Jenkins, Wilson & Wangerin, since 1991. He is a partner in Sleepy Creek Farms, a commercial cow-calf operation established in 1983. He also served for ten years in the Georgia Legislature. He is currently a member of the Monroe County Economic Development Authority. He has served as President on the Flint Judicial Circuit Bar Association from 1962 to 1963 and has served on the Board of Governors of the Georgia Bar Association. He currently serves as a member of the Board of Directors of Georgia Transmission Corporation and Georgia Electric Membership Corporation.

Mr. Baker has been the General Manager of Middle Tennessee Electric Membership Cooperative, Murfreesboro, TN, since 1980. He has been President of the National Rural Electric Cooperative Association (NRECA) since 1997, and has served on the NRECA Board since 1985. He has been Chairman of the Action Committee for Rural Electrification since 1992, a member of Group Purchase Committee of the Tennessee Electric Cooperative Association since 1992, the Legislative Committee since 1992, the Tax Committee since 1992, and a member of the Joint Use and Power Supply Committee of the Tennessee Valley Public Power Association since 1992. He is the past President of Middle Tennessee Industrial Development Association, past President and District Governor of the Lions Club, and past board member of both Southeastern Electric Reliability Council and EPRI.

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

Mr. Flakoll has been Vice President of FEM Electric Association, Inc., Ipswich, SD since 1977, and is a Director of the East River Electric Power Cooperative, Madison, SD. He has been the owner and operator of Flakoll Enterprises, a diversified farming, ranching and feedlot operation, since 1957. He has also been the Chairman of District 4 South Dakota

Rural Electric Association Legislative and Resolutions Committee since 1992. He is President of the South Dakota Outstanding Farmers of America and Secretary-Treasurer of North Central Hereford Association. Mr. Flakoll is a past President of the North Central Livestock Association and past business manager of Wachter School District.

Mrs. Griffin has been a Director of D.S.& O. Rural Electric Cooperative Association, Abilene, KS, since 1987. She is a member of the National Rural Electric Women's Association, and has been a rural electric director for 19 years. She is also a homemaker and part-time tax preparer. She served as a member of the Kansas Wheat Commission and is a member of the Kansas Association of Wheat Growers. She has been a member of the KEPCO Executive Committee and a former chair on the KEPCO Power Supply Planning and Operation Committee.

Mr. Hensel has been General Manager of Frost-BENCO-Wells Electric, Mankato, MN, since 1981. He is a former Chairman of Minnesota Rural Electric Manager's Association and a former Chairman of the Cooperative Power Manager's Association. He has been a member of the management committee of Cooperative Television Association of Southern Minnesota since 1993, a partner in North Mankato/Frost-BENCO-Wells Industrial Park since 1991, a director of Mankato Rehabilitation Center since 1995, and a director and former Chairman of Valley Industrial Development Corporation. He is a former chairman and former director of the Chamber of Commerce, a former president of the Jaycees, a former treasurer and board member of the Independent School District #77, and former director of Immanuel-St. Joseph's Hospital.

Mr. Kline has been a Director of Trico Electric Cooperative, Tucson, AZ since 1988. He has been Vice President of Grand Canyon State Electric Cooperative Association, since 1992. He was a part-time Magistrate for the town of Marana, AZ, from 1983 to 1993 and is currently retired.

Mr. Krueger has been a Director of Flathead Electric Cooperative, Kalispell, MT, since 1972 and was President from 1977 to 1984. He also served as Director and member of the Executive and Legislative Committees. He has owned and operated a grain farm since 1960. He was President of the Montana Electric Cooperatives' Association from 1979 to 1988, and Secretary-Treasurer from 1976 to 1979. He served on the Building Committee, the Dues and Policy Committee, and the Budget Committee. He is also a member of the NRECA Region IX Resolutions Committee. Mr. Krueger was Flathead County Commissioner from 1983 to 1989. He is a past member of the Montana State Rural Area Development Committee, past Master of the Stillwater Grange, and former board member and Chairman of the West Valley School Board.

Mr. Meier has been the Director of Pierce-Pepin Electric Cooperative, Ellsworth, WI, since 1991. He has been Vice President of the Wisconsin Electric Cooperative since 1995 and Chairman of its Legislative Committee since 1994. Prior to his retirement in 1994, Mr. Meier was Maintenance Foreman of Continental Nitrogen and Resources, Inc. He has also owned and operated a farm since 1964. He has been a director of the Wisconsin Federation of Cooperatives since 1995. He is a former member of Legislative Standing Committee, NRECA, and a former executive committee member of the Wisconsin Electric Cooperative Association. He is an active member and past President of Joy Lutheran Church of Prescott.

Mr. Morrill has been a Director of White River Valley Electric Cooperative, Inc., Branson, MO, since 1976 and is currently serving as Secretary-Treasurer. He is also a Director of KAMO Electric Cooperative. He has been President of Shepherd of the Hills Realty Co., Inc., since 1967 and President of Shepherd of the Hills Properties Inc., since 1967. He is also a Director of the Bank of Kimberling City and of Rural Missouri Cable T.V. Inc. He has been President of the Kimberling City Water Company since 1982.

Mr. Occhi has been Executive Vice President and General Manager of Coast Electric Power Association, Bay St. Louis, MS since 1986. He has been a Director of the South Mississippi Electric Power Association since 1986 and President of the Electric Power Associations of Mississippi since 1996. He is also a Director of the Mississippi Council of Farmer Cooperatives and of the Greater Biloxi Economic Development Foundation, and a past Director of Mississippi Economic Council.

Mr. Pigott has been the Executive Vice President and General Manager of Beauregard Electric Cooperative, DeRidder, LA, since 1988. He has been President of the Association of Louisiana Electric Cooperatives since 1994, a director of Cajun Electric Power Cooperative since 1992, and a member of Louisiana Electric Distribution Cooperative Managers Association since 1988. He has been a director of the Louisiana Resource Recovery and Development Authority since 1990. Mr. Pigott is currently Director of the Rotary Club, and is a member of the Chamber of Commerce, the Beauregard

Parish Cattlemen's Association, the Allen Parish Rice Growers Association, and the Human Resources Management Association.

Mr. Roberts has been Executive Vice President and General Manager of South Plains Electric Cooperative, Inc., Lubbock, TX, since 1980. He served on the NRECA Board of Directors from 1980 to 1995, and was president in 1994-1995; during that time, he also served on the CFC Board for District 11. He was General Manager of San Bernard Electric Cooperative from 1974 to 1980, Director and former Board Chairman of Golden Spread Electric Cooperative from 1987 to 1988, and a member of NRECA Financing for the Future and Cooperative Finance Study Committee.

Mr. Sloan has been Executive Vice President and General Manager of Crescent Electric Membership Corporation, Statesville, North Carolina since 1989. He has been a member of the boards of North Carolina Electric Membership Corporation since 1989, North Carolina Association of Electric Cooperatives since 1989, Tarheel Electric Membership Association since 1989, and was Chairman of the North Carolina Rural Electrification Authority from 1987 to 1993. He is also the past Chairman of the National Association of Counties' Rural Development Committee, past Chairman of the Greater Statesville Chamber of Commerce, and is the present Chairman of the Greater Statesville Development Corporation.

Mr. Stevenson has been President and Chief Executive Officer of Wolverine Power Supply Cooperative, Inc., Cadillac, MI, since 1995. He was the General Manager and Chief Executive Officer of Ketchikan Public Utilities, Ketchikan, AK from 1989 to 1995. He has been a Director of Michigan Association of Rural Electric Cooperatives since 1995. He is a member of NRECA's Power and Generation Committee, G & T Managers Association, and ACES. Mr. Stevenson served as mayor pro tem and city council member of Longmont, Colorado from 1978 to 1981. He served as a board member of Denver Regional Council of Governments, and as a board member and executive committee member of Ketchikan Chamber of Commerce. He is a member of the American Institute of Certified Public Accountants, the Colorado Society of CPAs, Rotary International (Paul Harris Fellow), the American Legion, and the VFW.

Mr. Stewart has been the Vice President and General Manager of Oregon Trail Electric Consumers Cooperative, Baker City, OR, since 1993, and Vice President of Pacific Northwest Generating Cooperative since 1995. He was general manager of Farmers' Electric Cooperative, Inc. from 1985 to 1993 and served on the Clovis-Curry Economic Development Board from 1990 to 1993. He is past president of the New Mexico Rural Electric Self Insurers Fund, a former director of the New Mexico Rural Electric Association, and Chairman of the Association's Publications committee.

Mr. Stroup has been Vice President of Shelby County REMC, Shelbyville, IN since 1994 and has owned a construction and design company since 1964. He has been a Director of Hoosier Energy REC since 1992 and of the Indiana Statewide Association of Rural Electric Cooperatives since 1993. He is also a member of the Marietta Volunteer Fire Department and the Shelby County Chamber of Commerce. Mr. Wade serves as Chairman of Nolin Rural Electric Cooperative Corporation, Elizabethtown, KY, and has been engaged in grain farming since 1960. He is the Director of Kentucky Association of Electric Cooperatives, of which he was Chairman from 1980 to 1982. He has been Vice Chairman of Kentucky Electric Cooperatives' Political Action Committee, SURE--Speak Up for Rural Electrification since 1974. He is a member of KAEC Strategic Planning Committee and Management and Employees Committee, and served on CFC's Committee on Objectives and Planning. Mr. Wade is Treasurer of Hardin County Extension Feed Committee, Director of PNC Bank Advisory Board, board member and past President of North Central Kentucky Education Foundation, Director of Hardin County Community Foundation, a member of University of Kentucky Community College Futures Commission, past Chairman of Hardin County Planning and Development Commission and Hardin County Extension Council, and a member of Public Advisory Committee of Kentucky Outlook 2000: A Strategy For Kentucky's Third Century.

Mr. Williams has been President and Chief Executive Officer of York Electric Cooperative, York, SC since 1974. He has also been a trustee for both the Saluda River Electric Cooperative, Laurens, SC, and the Electric Cooperatives of South Carolina since 1974. He was a trustee for the South Carolina State Development Board from 1991 to 1993 and a trustee for the York Technical College Foundation Board from 1983 to 1991.

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

Mr. List joined CFC as a staff attorney in February 1972. He served as Corporate Counsel from June 1980 until 1991. He became Senior Vice President and General Counsel on June 1, 1992, and became Senior Vice President, Member Services and General Counsel on February 1, 1997.

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

	Inapplicable.

Item 405. Compliance with Section 16 (a) of the Exchange Act.

Inapplicable.

Item 11.  Executive Compensation

The Summary Compensation Table below sets forth the aggregate remuneration for services in all capacities to CFC, on an accrual basis, for the three years ended May 31, 1997, 1996 and 1995 to the named executive officers. The named executive officers include the CEO and the next most highly compensated executive officers serving at May 31, 1997, with salary and bonus for fiscal year 1997 in excess of $100,000.


				  Summary Compensation Table

				Annual Compensation                 Long-Term Compensation
								     Awards        Payouts
							Other  Restricted Options/             All
							Annual    Stock      SARs    LTIP      Other
Name and Principal Position     Year    Salary  Bonus  Comp (1)  Award(2)   (#)(2) Payouts(2)  Comp(3)
Sheldon C. Petersen             1997    289,711      -    -          -         -       -       18,358
   Governor and Chief           1996    256,250  4,231    -          -         -       -       17,717
   Executive Officer            1995    185,257  1,911    -          -         -       -       21,715

John J. List                    1997    173,246      -    -          -         -       -       11,177
  Senior Vice President of Member
   Services and General Counsel 1996    155,581  2,464    -          -         -       -       15,742
				1995    149,621  2,574    -          -         -       -        9,876

Steven L. Lilly                 1997    192,620  3,500    -          -         -       -        9,232
  Senior Vice President and     1996    176,154 13,284    -          -         -       -       16,612
  Chief Financial Officer       1995    169,331  3,173    -          -         -       -       12,336

David J. Hedberg                1997    147,704      -    -          -       -       -       8,309
  Senior Vice President for     1996    138,230  2,458    -          -       -       -       11,261
  Strategic Services            1995    109,548  1,901    -          -       -       -       9,588

_________________
(1) Reportable perquisites and other personal benefits do not exceed the lesser of $50,000 or 10% of salary and bonus. All other items reportable under this column are not applicable to CFC.
(2)     Not applicable to CFC.
(3) Amounts for fiscal years 1997, 1996 and 1995 include $13,325, $13,192 and $19,039 related to leave accruals and $5,033, $4,525 and $2,676 related to CFC contributions to a savings plan for Mr. Petersen; $7,819, $12,632 and $6,886 related to leave accruals and $3,358, $3,110 and $2,990 related to CFC contributions to a savings plan for Mr. List; $5,473, $13,089 and $8,949 related to leave accruals and $3,759, $3,523 and $3,387
	related to CFC contributions to a savings plan for Mr. Lilly; $5,415, $8,491 and $7,303 related to leave accruals and $2,894, $2,770 and $2,285 related to CFC contributions to a savings plan for Mr. Hedberg.

Defined Benefit or Actuarial Plan Disclosure

NRECA maintains the Retirement and Security Program entitling CFC employees to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. As of May 31, 1997, the number of years of service credited and the compensation covered under the program, respectively, for the officers listed above was as follows: Steven L. Lilly-12 years 3 months, $154,769; John Jay List-24 years 1 month, $160,615; Sheldon C. Petersen-13 years 5 months, $196,850; David J. Hedberg-15 years, $119,963.

				 Pension Plan Table
											 Years of Services
 Average base salary    5          10       15       20       25       30

      $100,000       $ 9,500   $ 19,000   28,500 $ 38,000 $ 47,500 $ 57,000
       125,000        11,875     23,750   35,625   47,500   59,375   71,250
       150,000        14,250     28,500   42,750   57,000   71,250   85,500
       175,000        16,625     33,250   49,875   66,500   83,125   99,750
       200,000        19,000     38,000   57,000   76,000   95,000  114,000
       225,000        21,375     42,750   64,125   85,500  106,875  125,000*
       250,000        23,750     47,500   71,250   95,000  118,750  125,000*
       275,000        26,125     52,250   78,375  104,500  125,000* 125,000*


*The Tax Reform Act of 1984 places a cap on maximum salary used to compute retirement benefits and maximum yearly benefit. For calendar year 1997, the salary cap is $160,000 (the cap represents the amount of salary for 1997 that may be used in the computation of the average base salary) and the benefits cap is $125,000.

The Budget Reconciliation Act of 1993 has set a limit of $160,000 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has set up a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

Compensation of Directors

No director received any remuneration as an officer or director of CFC. Directors are reimbursed for travel expenses and receive a daily per diem to cover meals and lodging for their attendance at all Board of Directors functions.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Pursuant to an employment agreement effective as of March 1, 1996, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through February 28, 2001 (with automatic one-year extensions unless either party objects) at no less than $245,000 per annum plus such bonus (if any) as may be awarded him. Certain payments have been agreed to in the event of Mr. Petersen's termination other than for cause, for example, Mr. Petersen leaving for good reason, disability or termination of his employment due to death.

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

Compensation Committee Interlocks and Insider Participation

During the year ended May 31, 1997 the following directors and former directors of CFC served as members on the Executive Committee of the Board of Directors (which functions as the Board's compensation committee):

		Garry Bye (Former Director of CFC)
		J. Chris Cariker ( Former President of CFC)
		Harold I. Dycus  (Former Vice President of CFC)
		Benson Ham (Secretary-Treasurer of CFC)
		Gordon J. Hudson (Former Director of CFC)
		George W. Kline
		Paul J. Liess (President of CFC)
		Robert J. Occhi
		Terry Pitchford (Former Secretary-Treasurer of CFC)
		R.B. Sloan
		Robert Stroup
		Ed Wixson (Vice President of CFC)

Other than those mentioned above, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Inapplicable.

Item 13.  Certain Relationships and Related Transactions.

(a), (b) and (c) At May 31, 1997, CFC had commitments for long- and intermediate-term loans aggregating $878 million and $34 million, respectively, and committed lines of credit aggregating $193 million, to member systems, excluding NCSC, RTFC and GFC, of which executive officers or directors of CFC are members, employees, officers or directors. At May 31, 1997, $499 million and $12 million of advances were outstanding with respect to such long- and intermediate-term loans, respectively, and $29 million was outstanding under such lines of credit. At May 31, 1997, CFC had guaranteed $359 million of contractual obligations of such members. CFC had outstanding guarantees of certain contractual obligations in the amount of $556 million at May 31, 1997 on behalf of NCSC. At May 31, 1997, advances outstanding with respect to such long-term loans were $60 million for NCSC. Such loans and guarantees were made in the ordinary course of CFC's business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other members and did not involve more than normal risk of uncollectibility or present other unfavorable features. It is anticipated that, consistent with its loan and guarantee policies in effect from time to time, additional loans and guarantees will be made by CFC to member systems and trade and service organizations of which officers or directors of CFC are members, employees, officers or directors. In light of its cooperative nature, pursuant to which CFC was established for the very purpose of extending financing to its members (from whose ranks its directors must be drawn), CFC is of the view that no purpose would be served by including detailed information with respect to specific loans and guarantees to members with which any of its directors are affiliated.

(d)     Inapplicable.

				 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

	(a)     Documents filed as a part of this report.

		1.  Financial statements
							       Page
	Report of Independent Public Accountants                49
	Combined Balance Sheets                                 50
	Combined Statements of Income, Expenses and Net Margins 52
	Combined Statements of Changes in Members' Equity       53
	Combined Statements of Cash Flows                       54
	Notes to Combined Financial Statements                  55

		2.  Financial statement schedules
							       Page
	Note 12 to Combined Financial Statements
	   "Combined Quarterly Financial Results"               74

All other schedules are omitted because they are not required or inapplicable or the information is included in the financial statements or notes thereto.

		3.  Exhibits

		3.1 - Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-46018, filed October 12, 1972.
		3.4 - Amendments to Bylaws as approved by CFC's Board of Directors and members on February 28, 1995, and a copy of the Bylaws as amended. Incorporated by reference to Exhibit 3.4 from CFC's Form 10-K filed August 29, 1995.
		4.1  - Form of Capital Term Certificate.  Incorporated by
		       reference to Exhibit 4.3 Registration Statement No. 2-46018 filed October 12, 1972.
		4.2  - Indenture dated as of February 15, 1994, between the
		       Registrant and First Bank National Association, trustee. Incorporated by reference to Exhibit 4.3 from the report on Form 8-K filed by CFC on June 14, 1994.
		4.3  - Revolving Credit Agreements dated February 28, 1995.
		       Incorporated by reference to Exhibit 4.3 from CFC's quarterly report on Form 10-Q filed April 3, 1995.
		4.4  - The first amendment to the February 28, 1995 revolving
		       credit agreements dated February 27, 1996. Incorporated by reference to Exhibit 4.4 from CFC's Annual Report on Form 10-K filed August 27, 1996.
		4.5  - Revolving Credit Agreement dated April 30, 1996.
		       Incorporated by reference to Exhibit 4.5 from CFC's Annual Report on Form 10-K filed August 27, 1996.
		     - Registrant agrees to furnish to the Commission a copy
		       of all other instruments defining the rights of holders of its long-term debt upon request.

		       Management Contracts and Compensatory Plans and
		       Arrangements.

		10.1 - Plan Document for CFC deferred compensation program.
		       Incorporated by reference to Exhibit 10 to Registration Statement No. 2-70355, filed December 23, 1980.
		10.2 - Employment Contract between CFC and Sheldon C.
		       Petersen, dated as of March 1, 1996.
		       Incorporated by reference to Exhibit 10.2 to CFC's
		       Form 10-K filed August 27, 1996.
		10.3 - Supplemental Benefit Agreement between RTFC
		       and Sheldon C. Petersen, dated as of March 1, 1996. Incorporated by reference to Exhibit 10.3 to CFC's
		       Form 10-K filed August 27, 1996.
		12   - Computations of ratio of margins to fixed charges.
		23   - Consent of Arthur Andersen LLP.
		27   - Financial Data Schedules.

	(b)  Reports on Form 8-K.

				    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 29th day of August, 1997.

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

	 Signature                             Title                Date

/s/  SHELDON C. PETERSEN          Governor and Chief Executive
     Sheldon C. Petersen             Officer


/s/  STEVEN L. LILLY              Senior Vice President and
     Steven L. Lilly                 Chief Financial Officer


/s/  ANGELO M. SALERA             Controller (Principal
     Angelo M. Salera                Accounting Officer)


/s/  PAUL J. LIESS                President and Director
     Paul J. Liess


/s/  ELDWIN WIXSON                Vice President and Dire
     Eldwin Wixson


/s/  BENSON HAM                   Secretary-Treasurer and
     Benson Ham                   Director                 --  August 29, 1997


/s/  JAMES O. BAKER               Director
     James O. Baker


/s/  ROBERT J. BAUMAN             Director
     Robert J. Bauman


/s/  GLENN ENGLISH                Director
     Glenn English


/s/  ALDEN J. FLAKOLL             Director
     Alden J. Flakoll

       Signature                    Title        Date


/s/  NADINE GRIFFIN               Director
     Nadine Griffin


/s/  WADE R. HENSEL               Director
     Wade R. Hensel


/s/  GEORGE W. KLINE              Director
     George W. Kline


/s/  KENNETH KRUEGER              Director
     Kenneth Krueger


/s/  EUGENE MEIER                 Director
     Eugene Meier


/s/  R. LAYNE MORRILL             Director
     R. Layne Morrill
						     --   August 29, 1997


/s/  ROBERT J. OCCHI              Director
     Robert J. Occhi


/s/  CLIFTON M. PIGOTT            Director
     Clifton M. Pigott


/s/  J. C. ROBERTS                Director
     J. C. Roberts


/s/  R. B. SLOAN, JR.             Director
     R. B. Sloan, Jr.


/s/  THOMAS W. STEVENSON          Director
     Thomas W. Stevenson


/s/  CLIFFORD G. STEWART          Director
     Clifford G. Stewart


/s/  ROBERT STROUP                Director
     Robert Stroup


/s/  ROBERT C. WADE               Director
     Robert C. Wade


/s/  ROBERT O. WILLIAMS           Director
     Robert O. Williams

	REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







NATIONAL RURAL UTILITIES COOPERATIVE
		FINANCE CORPORATION:


We have audited the accompanying combined balance sheets of National Rural Utilities Cooperative Finance Corporation (a not-for-profit corporation under the District of Columbia Cooperative Association Act) and other related entities ("Companies") as discussed in Note 1 as of May 31, 1997 and 1996, and the related combined statements of income, expenses and net margins, changes in members' equity and cash flows for the years then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of National Rural Utilities Cooperative Finance Corporation and other related entities as of May 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


						   ARTHUR ANDERSEN LLP

Washington, D. C.
July 21, 1997

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

			COMBINED BALANCE SHEETS

		    (Dollar Amounts In Thousands)

			 May 31, 1997 and 1996

				ASSETS


					1997          1996

CASH                               $   50,011     $   31,368

CERTIFICATES OF DEPOSIT                     -         25,000

DEBT SERVICE INVESTMENTS               77,219         40,907

LOANS TO MEMBERS, net               8,678,196      7,728,271

RECEIVABLES                           101,613         84,600

FIXED ASSETS, net                      33,208         33,576

DEBT SERVICE RESERVE FUNDS            103,489        102,512

OTHER ASSETS                           13,758          7,855

				   $9,057,494     $8,054,089


The accompanying notes are an integral part of these combined financial statements.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		       COMBINED BALANCE SHEETS

		    (Dollar Amounts In Thousands)

			May 31, 1997 and 1996

		   LIABILITIES AND MEMBERS' EQUITY



                                        						   1997           1996

NOTES PAYABLE, due within one year              $3,507,074     $2,471,552

ACCOUNTS PAYABLE                                    23,200         16,591

ACCRUED INTEREST PAYABLE                            46,924         40,819

LONG-TERM DEBT                                   3,864,887      4,033,881

OTHER LIABILITIES                                    6,329         13,921

COMMITMENTS, GUARANTEES AND CONTINGENCIES

QUARTERLY INCOME CAPITAL SECURITIES                125,000              -

MEMBERS' SUBORDINATED CERTIFICATES:
   Membership Subordinated Certificates            645,449        638,440
   Loan and Guarantee Subordinated Certificate     567,037        569,244

     Total Members' Subordinated Certificates    1,212,486      1,207,684

MEMBERS' EQUITY                                    271,594        269,641

     Total Members' Subordinated Certificates
       and Members' Equity                       1,484,080      1,477,325

						$9,057,494     $8,054,089


The accompanying notes are an integral part of these combined financial statements.
				       51

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

		    (Dollar Amounts In Thousands)

	    For the Years Ended May 31, 1997, 1996 and 1995



						    1997         1996        1995

OPERATING INCOME-Interest on loans to members     $564,439     $505,073     $440,109
   Less: Cost of funds                             475,729      426,079      361,338

      Gross operating margin                        88,710       78,994       78,771

EXPENSES:
   General, administrative and loan processing      22,019       19,686       19,568
   Provision for loan and guarantee losses          15,161       12,451       17,400

      Total expenses                                37,180       32,137       36,968

      Operating margin                              51,530       46,857       41,803

NONOPERATING INCOME                                  3,206        3,764        3,409

NET MARGINS BEFORE EXTRAORDINARY LOSS               54,736       50,621       45,212

EXTRAORDINARY LOSS                                       -       (1,580)           -

NET MARGINS                                       $ 54,736     $ 49,041     $ 45,212



The accompanying notes are an integral part of these combined financial statements.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	    COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

		     (Dollar Amounts In Thousands)

	     For the Years Ended May 31, 1997, 1996 and 1995


										    Patronage
										Capital Allocated
									       General
						       Education Unallocated   Reserve
				   Total   Memberships   Fund      Margins       Fund       Other
Balance as of May 31, 1994        $260,968    $1,339     $325      $2,289      $ 495      $256,520
 Retirement of Patronage Capital   (34,184)        -        -           -       (177)      (34,007)
 Net Margins - Allocated            45,212         -       50           -        180        44,982
 Other                              (1,775)       44        -           -          -        (1,819)

Balance as of May 31, 1995         270,221     1,383      375       2,289        498       265,676
 Retirement of Patronage Capital   (48,313)        -        -           -       (152)      (48,161)
 Net Margins - Allocated            49,041         -      101           -        155        48,785
 Other                              (1,308)       41        -           -          -        (1,349)

Balance as of May 31, 1996         269,641     1,424      476       2,289        501       264,951
 Retirement of Patronage Capital   (50,962)        -        -           -       (135)      (50,827)
 Net Margins - Allocated            54,736         -      120           -        138        54,478
 Other                              (1,821)       46        -           -          -        (1,867)

Balance as of May 31, 1997        $271,594    $1,470     $596      $2,289      $ 504      $266,735



The accompanying notes are an integral part of these combined financial statements.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		   COMBINED STATEMENTS OF CASH FLOWS

		     (Dollar Amounts In Thousands)

	    For the Years Ended May 31, 1997, 1996 and 1995


								     1997         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net margins                                                   $   54,736    $  49,041    $  45,212
  Add (deduct):
     Provision for loan and guarantee losses                        15,161       12,451       17,400
     Depreciation                                                    1,253        1,247        2,359
     Amortization of  Issuance Costs and Deferred Charges            1,912        2,627        1,286
     Amortization of Deferred Income                               (10,702)      (9,942)     (17,226)
  Add (deduct) changes in accrual accounts:
     Receivables                                                   (10,000)       7,987       (2,880)
     Accounts payable                                                8,520         (114)      (1,824)
     Accrued interest payable                                        6,105        1,476        3,746
     Other                                                         (13,737)      (5,188)       6,002

     Net cash flows provided by operating activities                53,248       59,585       54,075

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made on loans                                        (3,799,004)  (3,774,427)  (3,619,998)
  Principal collected on loans                                   2,833,917    2,780,830    2,776,496
  Change in fixed assets                                              (885)       1,984         (448)
  Change in Certificates of Deposit                                 25,000        5,000      (30,000)

     Net cash flows used in investing activities                  (940,972)    (986,613)    (873,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable, net                                               705,804      658,999      604,595
  Debt service investments, net                                    (36,312)      (8,167)         928
  Proceeds from issuance of long-term debt                         890,524      794,836      476,233
  Payments for retirement of long-term debt                       (730,116)    (446,521)    (232,798)
  Proceeds from issuance of Quarterly Income Capital Securities    125,000            -            -
  Proceeds from issuance of Members' Subordinated Certificates      29,026       18,457       30,156
  Payments for retirement of Members' Subordinated Certificates    (32,210)     (39,365)     (19,603)
  Payments for retirement of Patronage Capital                     (45,349)     (46,152)     (35,495)

     Net cash flows provided by financing activities               906,367      932,087      824,016

NET INCREASE IN CASH                                                18,643        5,059        4,141
BEGINNING CASH                                                      31,368       26,309       22,168
ENDING CASH                                                    $    50,011   $   31,368   $   26,309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during year for interest                           $   476,914   $  427,846   $  360,308


The accompanying notes are an integral part of these combined financial statements.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		 NOTES TO COMBINED FINANCIAL STATEMENTS

		    May 31, 1997, 1996 and 1995

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

CFC's 1,052 members as of May 31, 1997, included 907 Utility Members, virtually all of which are consumer-owned cooperatives, 74 service members and 71 associate members. The Utility Members included 841 distribution systems and 66 generation and transmission ("power supply") systems operating in 46 states and U.S. territories.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing and/or arranging financing for its rural telecommunication members and affiliates. RTFC's bylaws require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. CFC is the sole source of funding for RTFC. As of May 31, 1997, RTFC had 464 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing a source of funds for its members to refinance their RUS guaranteed debt previously held by the Federal Financing Bank. All trust certificates held by GFC were transferred to GFC by CFC and the notes owned by the trusts are guaranteed by the RUS. CFC is the sole source of funding for GFC. GFC had four members other than CFC at May 31, 1997. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

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

As of May 31, 1997, CFC was authorized to lend RTFC up to a total of $3.4 billion to fund loans to its members and their affiliates. As of the same date, RTFC had outstanding loans and unadvanced loan commitments totaling $1,825.0 million. RTFC's net margins are allocated to RTFC borrowers.
				       55

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Summary financial information relating to RTFC included in the combined financial statements is presented below:

   As of May 31:                                         1997        1996
   (Dollar Amounts In Thousands)

   Outstanding loans to members and their affiliates  $1,099,163   $  975,269
   Total assets                                        1,197,753    1,079,920
   Notes payable to CFC                                1,089,336      966,690
   Total liabilities                                   1,100,497      981,790
   Members' Equity (1) and Subordinated Certificates      97,256       98,130

   For the years ended May 31:                      1997       1996      1995
   (Dollar Amounts In Thousands)
   Operating income                              $ 71,891   $ 64,674  $ 54,639
   Net margins                                      9,239      8,543     7,527


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

As of May 31, 1997, CFC had loaned GFC $135.2 million to fund the purchase of certificates evidencing interests in trusts holding RUS guaranteed notes from CFC. Summary financial information relating to GFC included in the combined financial statements is presented below:

   As of May 31:                                          1997           1996
   (Dollar Amounts In Thousands)

   Outstanding loans to members                         $135,220      $411,373
   Total assets                                          141,353       429,177
   Notes payable to CFC                                  136,960       415,414
   Total liabilities                                     139,934       427,079
   Members' Equity (1)                                     1,419         2,098

   For the years ended May 31:                      1997       1996       1995
   (Dollar Amounts In Thousands)

   Operating income                               $20,673    $28,064    $28,494
   Net margins (1)                                  1,762      2,701      3,235

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

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

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

Activity in the allowance account is summarized as follows for the years ended May 31:

					     1997        1996      1995
   (Dollar Amounts In Thousands)

   Balance at beginning of year             $218,047   $205,596   $188,196
   Provision for loan and guarantee losses    15,161     12,451     17,400
   Charge-offs                                     -          -         -
   Balance at end of year                   $233,208   $218,047   $205,596


(f)  Fixed Assets

Buildings, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $9.1 million and $8.0 million as of May 31, 1997 and 1996, respectively. Depreciation and amortization expenses ($1.5 million, $1.2 million and $2.4 million in fiscal years 1997, 1996 and 1995, respectively) are computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.

(g)  Financial Instruments with Off-Balance Sheet Risk

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

(h)  Accounting by Creditors for Impairment of a Loan

CFC implemented Financial Accounting Standards Board  ("FASB")
Statement No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" as of May 31, 1996. These statements require CFC to calculate impairment on loans receivable by comparing the present value of the future cash flows associated with the loan against CFC's investment in the loan. The statements also require that CFC provide loss reserves for loans based on the calculated impairment. The implementation of these statements did not have a material impact on CFC's financial statements.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(i)  Accounting for Certain Investments in Debt and Equity Securities

CFC has implemented FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The CFC investments covered by this statement, at May 31, 1997, include the debt service investments. These items have been recorded at amortized cost, due to the Company's intent and ability to hold all investments to maturity. The implementation of this statement did not have a material impact on CFC's financial statements.

(j) Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments

CFC implemented FASB Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" as of May 31, 1995. This statement requires disclosure about the amounts, nature and terms of derivative financial instruments. CFC is neither a dealer nor a trader in derivative financial instruments. CFC uses interest rate exchange agreements to help manage its interest rate risk. The implementation of this statement did not have a material impact on CFC's financial statements.

(k) Use of Estimates

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

CFC does not believe it is vulnerable to the risk of a near-term severe impact as a result of any concentrations of its activities.

(l)  Memberships

Members are charged a one-time membership fee based on member class. CFC distribution system members (Class A), power supply system members (Class
B), national associations of cooperatives (Class D) and associate members (Class E) all pay a $1,000 membership fee. CFC service organization members (Class C) pay a $200 membership fee. RTFC voting members pay a $1,000 membership fee and non-voting members pay a $100 membership fee.
All GFC members pay a $1,000 membership fee. Membership fees are accounted for as members' equity.

(m)  Reclassifications

Certain reclassifications of prior year amounts have been made to conform with fiscal year 1997 presentation.

 (2) Loans and Commitments

Loans to members bear interest at rates determined from time to time by the Board of Directors on the basis of CFC's cost of funds, operating expenses, provision for loan and guarantee losses and the maintenance of reasonable margin levels. In keeping with its not-for-profit, cooperative character, CFC's policy is to set interest rates at the lowest levels it considers to be consistent with sound financial management. Loans outstanding to members, weighted average interest rates thereon and unadvanced commitments are summarized by loan type as follows as of May 31:
				       58

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

								  1997                                     1996
(Dollar Amounts In Thousands)                                 Wtd. Average                             Wtd. Average
						    Loans       Interest     Unadvanced       Loans      Interest    Unadvanced
						  Outstanding     Rates     Commitments(A)  Outstanding     Rates   Commitments(A)
Long-term fixed rate loans (B):
  Distribution Systems                            $2,503,890     7.20%      $   46,657     $2,380,587      7.29%     $   36,117
  Power Supply Systems                               239,381     7.54%           1,214        247,556      7.71%          1,214
  Telecommunication Organizations                    148,566     8.53%               -        134,497      8.66%              -
  Service Organizations (C)                           82,634     8.62%           3,170         77,205      8.03%          3,140
  Associate Members                                    1,512    10.25%               -          1,542     10.25%              -
   Total long-term fixed rate loans                2,975,983     7.33%          51,041      2,841,387      7.41%         40,471

Long-term variable rate loans (D):
  Distribution Systems                             3,209,472     6.55%       1,185,303      2,717,494      6.45%        839,861
  Power Supply Systems                               281,368     6.55%         798,984        202,249      6.45%        626,926
  Telecommunication Organizations                    875,135     6.65%         237,170        764,911      6.55%        202,971
  Service Organizations (C)                           54,802     6.55%          86,229         46,376      6.45%         71,400
  Associate Members                                   48,186     6.29%          13,666         47,541      6.19%         38,979
   Total long-term variable rate loans             4,468,963     6.57%       2,321,352      3,778,571      6.47%      1,780,137

Refinancing variable rate loans guaranteed by RUS:
  Power Supply Systems                               137,984     6.49%               -        416,637      6.47%              -

Intermediate-term secured loans:
  Distribution Systems                                12,530     6.70%           2,609          4,831      6.60%          2,300
  Power Supply Systems                               198,985     6.70%         196,385         53,614      6.60%        168,123
  Service Organizations                               14,592     6.70%           2,884         27,652      6.60%          9,384
   Total intermediate-term secured loans             226,107     6.70%         201,878         86,097      6.60%        179,807

Intermediate-term unsecured loans:
  Distribution Systems                                72,860     6.70%          37,687         16,019      6.45%         41,572
  Power Supply Systems                                43,129     6.70%         124,405         28,957      6.45%         67,190
  Telecommunication Organizations                     13,683     7.25%           9,387         12,048      6.80%          8,501
   Total intermediate-term unsecured loans           129,672     6.76%         171,479         57,024      6.52%        117,263

Short-term loans (E):
  Distribution Systems                               473,639     6.70%       2,436,785        409,664      6.60%      2,191,156
  Power Supply Systems                                25,051     6.70%         913,371         25,763      6.60%        930,710
  Telecommunication Organizations                     61,779     7.25%         478,807         63,813      7.15%        278,811
  Service Organizations                               27,420     6.70%          93,346         23,467      6.60%         77,499
  Associate Members                                   13,417     6.70%          19,308          9,240      6.60%         15,685
   Total short-term loans                            601,306     6.76%       3,941,617        531,947      6.67%      3,493,861

Nonperforming loans (F):
  Distribution Systems                                 1,705     7.21%               -          1,739      7.20%              -
  Power Supply Systems                                 7,723     6.64%               -         23,555      6.48%              -
   Total nonperforming loans                           9,428     6.75%               -         25,294      6.53%              -

Restructured loans (G):
  Distribution Systems                                     -         -               -          2,576     18.37%              -
  Power Supply Systems                               361,961     8.32%               -        205,074      9.13%              -
  Service Organizations                                    -         -               -          1,711      6.45%              -
   Total restructured loans                          361,961     8.32%               -        209,361      9.22%              -

   Total loans                                     8,911,404     6.81%       6,687,367      7,946,318      6.85%      5,611,539
Less: Allowance for Loan and
   Guarantee Losses                                  233,208                         -        218,047                         -

   Net loans                                      $8,678,196                $6,687,367     $7,728,271                $5,611,539

(A) Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for lending on commitments are identical to those for advanced

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION loans. Long-term unadvanced commitments that do not have an interest rate associated with the commitment have been listed under the variable rate. Rates, fixed or variable, are set at the time of each advance.

(B) Generally, long-term fixed rate loans provide for a fixed interest rate for terms of one to 35 years. Upon expiration of the term, the borrower may select another fixed rate term of one to 35 years (but not beyond maturity of the loan) or a variable rate. The borrower may select either option or may repay to CFC the principal then outstanding together with interest due thereon and other sums, if required.
Includes $38.4 million of unsecured loans at May 31, 1997.

(C) CFC had loans outstanding to National Cooperative Services Corporation ("NCSC") in each of the periods shown. Long-term fixed rate loans outstanding to NCSC as of May 31, 1997 and 1996, were $29.2 million and $31.8 million, respectively. In addition, as of May 31, 1997 and 1996, CFC had unadvanced loan commitments to NCSC in the amount of $15.4 million and $15.4 million, respectively.

(D) Includes $112.4 million and $84.6 million of unsecured loans at May 31, 1997 and 1996.

(E) Includes $99.1 million and $92.7 million of secured loans at May 31, 1997 and 1996.

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

Loans outstanding, by State or U.S. territory, are summarized below:

(Dollar Amounts In Thousands)  May 31,                                May  31,
State                      1997       1996      State             1997         1996
Alabama               $  136,644  $  137,433    Nevada         $   28,446  $    9,131
Alaska                   107,292     114,247    New Hampshire     255,929     246,332
Arizona                   88,463      85,182    New Jersey          6,122       6,216
Arkansas                 244,033     226,489    New Mexico         91,745      96,213
California                16,235      24,301    New York           11,277      11,260
Colorado                 319,516     288,642    North Carolina    303,507     270,284
Delaware                  16,554      16,888    North Dakota       53,870      44,257
District of Columbia     112,593      96,052    Ohio              112,137      97,932
Florida                  340,709     348,651    Oklahoma          260,785     273,356
Georgia                  723,936     631,225    Oregon            169,983     151,918
Idaho                     79,020      56,535    Pennsylvania       99,150      85,352
Illinois                 436,197     483,737    South Carolina    307,033     301,760
Indiana                  123,415     112,134    South Dakota      112,559      48,402
Iowa                     228,042     164,604    Tennessee          84,430      79,494
Kansas                   227,768     237,778    Texas           1,024,611     871,775
Kentucky                 192,815     168,449    Utah              428,217     173,323
Louisiana                162,067     144,644    Vermont            61,762      64,250
Maine                     51,592      51,344    Virgin Islands     51,885      57,214
Maryland                  86,396      87,992    Virginia          179,307     166,493
Michigan                  99,771      85,663    Washington         82,616      77,737
Minnesota                382,531     332,664    West Virginia       1,108       1,022
Mississippi              225,255     202,363    Wisconsin         196,843     138,398
Missouri                 295,275     279,058    Wyoming           119,800     105,240
Montana                  158,372     169,863     Total         $8,911,404  $7,946,318
Nebraska                  13,791      23,021

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CFC's members are widely dispersed throughout the United States and its territories, including 46 states, the District of Columbia, Guam, Samoa and the U.S. Virgin Islands. At May 31, 1997, 1996 and 1995, no state or territory had over 10.6%, 9.9% and 9.1%, respectively, of total loans and guarantees outstanding.

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. The majority of the largest single exposures are concentrated in the power supply systems due to their large plant and equipment requirements. At May 31, 1997, the total exposure outstanding to any one borrower did not exceed 5% of total loans (excluding loans guaranteed by RUS) and guarantees outstanding. At May 31, 1997, CFC had $2,809 million in loans outstanding, excluding loans guaranteed by RUS, and $1,820 million in guarantees outstanding to its largest 40 borrowers, representing 32% of total loans outstanding and 85% of total guarantees outstanding. Credit exposure to the largest 40 borrowers represented 42% of total credit exposure at May 31, 1997, compared to 43% at May 31, 1996. CFC's ten largest credit exposures represented 22% of total exposure at May 31, 1997 and 1996.

Weighted average interest rates earned (recognized in the case of nonperforming and restructured loans) on all loans outstanding are summarized below:

					    For the Years Ended May 31,
						1997    1996    1995

	Long-term fixed rate                    7.65%   7.92%   8.63%
	Long-term variable rate                 6.25%   6.30%   5.90%
	Telecommunication organizations         6.73%   6.86%   6.70%
	Refinancing loans guaranteed by RUS     6.36%   6.75%   6.07%
	Intermediate-term                       7.08%   6.57%   6.19%
	Short-term                              6.40%   6.49%   6.29%
	Associate members                       6.42%   6.46%   5.40%
	Nonperforming                           0.00%   0.25%   1.56%
	Restructured                            0.56%   1.49%   1.92%
		All loans                       6.58%   6.77%   6.72%


Long-term fixed rate loans outstanding at May 31, 1997 which will be subject to adjustment of their interest rates during the next five fiscal years are summarized as follows (due to principal repayments, amounts subject to interest rate adjustment may be lower at the actual time of interest rate adjustment):

				 Weighted
(Dollar Amounts In Thousands)     Average
				 Interest          Amounts
				   Rate          Outstanding

	1998                       8.17%          $172,053
	1999                       7.42%           282,274
	2000                       6.71%           137,255
	2001                       6.95%           178,074
	2002                       6.80%           253,917
						$1,023,573

During the first quarter of calendar year 1997, long-term fixed rate loans totaling $41.3 million had their interest rates adjusted. These loans will be eligible to readjust their interest rates again during the first quarter of calendar year 1998 to the lowest long-term fixed rate offered during 1997 for the term selected. At January 1 and May 31, 1997, the standard long-term fixed rate was 7.55% and 7.60%, respectively.

On most long-term secured loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over a period ending approximately 35 years from the date of the secured

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION promissory note. Fiscal year 1998 repayments of principal on long-term loans outstanding are expected to be a relatively minor amount of such outstanding loans.

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

As of May 31, 1997 and 1996, mortgage notes representing approximately $1,294.5 million and $1,094.2 million, respectively, of outstanding long-term loans to members were pledged as collateral to secure CFC's Collateral Trust Bonds.

CFC has received no guarantee of its loans from RUS; however, "Refinancing variable rate loans guaranteed by RUS" represents loans made by CFC and transferred to its affiliate GFC to fund the prepayment of members' Federal Financing Bank debt, effected through grantor trusts which each hold a note from the member, the repayment of which has been guaranteed by RUS. Each trust issues Trust Certificates which represent an undivided interest in the trust assets. GFC, as holder of Trust Certificates, is financing these loans from funds provided by CFC at a variable rate until fixed rate funding is obtained through the public markets.

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

At May 31, 1997, 1996 and 1995, nonperforming loans in the amount of $9.4 million, $25.3 million and $27.6 million, respectively, were on a nonaccrual basis with respect to recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $1.2 million, $2.5 million and $2.1 million for the years ended May 31, 1997, 1996 and 1995, respectively. Income recognized on these loans totaled $0.0 million, $0.1 million and $0.7 million, respectively.

At May 31, 1997, 1996 and 1995, the total amount of restructured debt was $362.0 million, $209.4 million and $185.0 million, respectively. CFC elected to apply all principal and interest payments received against principal outstanding on restructured debt of $362.0 million, $205.1 million and $131.1 million, respectively. The interest income that would have been recorded under the original terms of the debt, assuming the debt had been outstanding for the period, was $21.1 million, $15.0 million and $12.4 million, for the years ended May 31, 1997, 1996 and 1995, respectively. The interest income actually recorded for restructured debt was $1.8 million, $3.1 million and $3.5 million, respectively.

(3) Members' Subordinated Certificates

Membership Subordinated Certificates

To join CFC and to establish eligibility to borrow, CFC members (other than associate members and service organizations) are required to execute agreements to subscribe to Membership Subordinated Certificates. Such certificates are interest-bearing, unsecured, subordinated debt of CFC.
CFC is authorized to issue Subordinated Certificates without limitation as to the total principal amount.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Generally, Membership Subordinated Certificates mature in the years 2070 through 2095 and bear interest at 5% per annum.

New members joining CFC are required to purchase Membership Subordinated Certificates in an amount equal to 5% of each loan advance up to a maximum amount based on their operating results. The maturity dates and interest rates payable on such certificates vary in accordance with applicable CFC policy.

In certain cases, the Board of Directors has approved alternative deferred payment arrangements for purchase of Membership Subordinated Certificates. These deferred payments are evidenced by noninterest-bearing, unsecured notes from the member and are shown as receivables.

Loan and Guarantee Subordinated Certificates

Members obtaining long-term loans, certain intermediate-term loans or guarantees from CFC are generally required to purchase additional Loan or Guarantee Subordinated Certificates with each such loan or guarantee. These certificates are unsecured, subordinated debt of CFC.

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

The maturity dates and the interest rates payable on Guarantee Subordinated Certificates purchased in conjunction with CFC's guarantee program vary in accordance with applicable CFC policy. Members may be required to purchase noninterest-bearing Debt Service Reserve Subordinated Certificates in connection with CFC's guarantee of long-term tax-exempt bonds (see Note 8). Proceeds from the sale of such certificates are pledged by CFC to the Debt Service Reserve Fund established in connection with the bond issue, and any earnings from the investments of the fund inure solely to the benefit of the members for whose benefit the bonds are issued. These certificates have varying maturities but none is greater than the longest maturity of the guaranteed obligation.

Information with respect to Members' Subordinated Certificates at May 31, is as follows:


(Dollar Amounts In Thousands)                          1997             1996
Membership Subordinated Certificates
 Number of subscribing members                             907            903

 Issued and outstanding:
 Certificates maturing 2020 through 2095            $  629,412     $  631,282
 Subscribed and unissued                                16,037          7,158
      Total Membership Subordinated
	 Certificates                                  645,449        638,440

Loan and Guarantee Subordinated Certificates
 Issued and outstanding:
 3% certificates maturing through 2040                 135,540        129,520
 5.74% to 13.70% certificates maturing
      through 2018                                     114,834        125,139
 Noninterest-bearing certificates maturing
      through 2029                                     292,861        290,352
 Subscribed and unissued                                23,802         24,233
      Total Loan and Guarantee
	Subordinated Certificates                      567,037        569,244

      Total Members' Subordinated Certificates      $1,212,486     $1,207,684

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CFC estimates the amount of Subordinated Certificates that will be repaid during the next five fiscal years will total approximately 1.51% of certificates outstanding. The weighted average interest rate paid on all Subordinated Certificates was 4.29%, 4.29% and 4.36% as of May 31, 1997, 1996 and 1995, respectively. These rates do not include $103.5 million, $102.5 million and $114.1 million of Debt Service Reserve Subordinated Certificates and $39.8 million, $31.4 million and $24.3 million of subscribed but unissued Subordinated Certificates at May 31, 1997, 1996 and 1995, respectively.

(4)  Notes Payable and Credit Arrangements

Notes payable due within one year as of May 31, and weighted average interest rates thereon, are summarized as follows:

								     1997                     1996
									   Weighted                Weighted
									   Average                 Average
							     Amounts      Interest   Amounts      Interest
(Dollar Amounts In Thousands)                              Outstanding      Rates  Outstanding      Rates
Commercial paper, sold through dealers, net of discounts of
	$21,529 and $17,540, respectively                   $4,214,109      5.68%   $3,482,133      5.43%
Commercial paper sold by CFC directly to members, at par     1,203,335      5.51%    1,170,039      5.33%
Commercial paper sold by CFC directly to nonmembers,
	at par                                                  74,929      5.48%       65,898      5.33%

							     5,492,373      5.64%    4,718,070      5.41%

Bank Bid Notes                                                 115,000      5.60%      183,500      5.42%

Long-term debt maturing within one year                        149,701      8.76%      299,982      7.75%
							     5,757,074      5.72%    5,201,552      5.54%

Notes payable supported by revolving credit agreements,
	classified as long-term debt (see Note 5)           (2,250,000)     5.72%   (2,730,000)     5.54%

							    $3,507,074      5.72%   $2,471,552      5.54%


   Other information with regard to notes payable due within one year at May 31, is as follows:

(Dollar Amounts In Thousands)                              1997           1996            1995
Original maturity range of notes outstanding at
	year-end                                     1 to 255 days   1 to 270 days   1 to 261 days
Weighted average maturity of notes outstanding
	at year-end                                        34 days         35 days         65 days
Average amount outstanding during the year              $5,558,201      $4,839,483      $3,895,274
Maximum amount outstanding at any month-end during
	the year                                        $5,781,905      $5,201,552      $4,242,570
Weighted average interest rate paid for the year,
	without effect of compensating balances and
	commitment fees                                      5.51%           5.77%           5.44%
Weighted average effective interest rate paid for the
	year, including effect of compensating balances
	and commitment fees                                  5.55%           5.83%           5.59%

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CFC issues short-term Bid Notes which are unsecured obligations of CFC and do not require back-up bank lines for liquidity purposes. Bid Note facilities are uncommitted lines of credit for which CFC does not pay a fee. The commitments are generally subject to termination at the discretion of the individual banks.

As of May 31, 1997, CFC had three revolving credit agreements totaling $5,000.0 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, CFC's guaranteed commercial paper issued by NCSC and the adjustable or floating/fixed rate bonds which CFC has guaranteed, and is standby purchaser for the benefit of its members.

Two of these credit agreements, which total a combined $4,500.0 million, were executed with 52 banks, with J.P. Morgan Securities, Inc. and The Bank of Nova Scotia as Co-Syndication Agents and Morgan Guaranty Trust Company of New York as Administrative Agent. Under these agreements, CFC can borrow up to $2,250.0 million until November 26, 2001 (the "five-year facility"), and $2,250.0 million until November 25, 1997 (the "364-day facility"). Any amounts outstanding under these facilities will be due on the respective maturity dates. A third revolving credit agreement for $500.0 million was executed with ten banks, including The Bank of Nova Scotia as Administrative and Syndication Agent (the "BNS facility"). This agreement has a 364-day revolving credit period which terminates November 26, 1997 during which CFC can borrow and such borrowings may be converted to a 1-year term loan at the end of the revolving credit period.

In connection with the five-year facility, CFC pays a per annum facility fee of .090%. The per annum facility fee for both agreements with a 364-day maturity is .065% and there is no commitment fee at CFC's current credit rating level. If CFC's long-term ratings decline, these fees may be increased by no more than .035%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

The revolving credit agreements require CFC, among other things, to maintain Members' Equity and Members' Subordinated Certificates of at least $1,349.9 million at May 31, 1997, an increase of $3.6 million compared to the $1,346.3 million required at May 31, 1996. Each year, the required amount of Members' Equity and Members' Subordinated Certificates is increased by 90% of net margins not distributed to members. CFC is also required to maintain an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and may not retire patronage capital unless CFC has achieved a fixed charge coverage ratio of 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated debt and restrict, with certain exceptions, the creation by CFC of liens on its assets and contain certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination date.
As of May 31, 1997 CFC was in compliance with all covenants and conditions.

As of May 31, 1997 there were no borrowings outstanding under the revolving credit agreements. On the basis of the five-year facility, at May 31, 1997, CFC classified $2,250.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,250.0 million of notes payable outstanding during the next 12 months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions therein.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(5) Long-Term Debt

The following is a summary of long-term debt as of May 31:

(Dollar Amounts In Thousands)
					  1997    1996

 Notes payable supported by revolving credit agreement
		(see Note 4)                          $2,250,000    $2,730,000
 Medium-Term Notes, sold through dealer                  338,575       265,275
 Medium-Term Notes, sold directly to members             276,821       338,977
							 615,396       604,252
 Collateral Trust Bonds:
   8.50%, Series U, due 1998 (2)(3)                            -       150,000
   Variable Rate Bonds, due 1999 (1)                     150,000             -
   6.45%, Bonds, due 2001 (1)                            100,000       100,000
   6.75%, Bonds, due 2001 (1)                            100,000             -
   6.50%, Bonds, due 2002 (1)                            100,000       100,000
   5.95%, Bonds, due 2003 (1)                            100,000       100,000
   6.65%, Bonds, due 2005 (1)                             50,000        50,000
   7.30%, Bonds, due 2006 (1)                            100,000             -
   Floating Rate, Series E-2, due 2010 (3)                 2,142         2,178
   7.20%, Bonds, due 2015 (1)                             50,000        50,000
   9.00%, Series V, due 2021 (3)                         150,000       150,000
   7.35%, Bonds, due 2026 (1)                            100,000             -
						       1,002,142       702,178
Less:   Collateral Trust Bonds held in treasury                -           200
	Unamortized bond discount                          2,651         2,349
	  Total Collateral Trust Bonds                   999,491       699,629
	  Total long-term debt                        $3,864,887    $4,033,881

(1)  Issued under the 1994 indenture.
(2)  As of May 31, 1997, included with short term debt.
(3)  Issued under the 1972 indenture.

The weighted average interest rate on Medium-Term Notes and Collateral Trust Bonds was 6.82%, 7.20% and 7.90% as of May 31, 1997, 1996 and 1995,
respectively. These rates do not include notes payable supported by the revolving credit agreement.

The principal amount of Medium-Term Notes and Collateral Trust Bonds maturing (including any sinking fund requirements) in each of the five fiscal years following May 31, 1997, is as follows:

	(Dollar Amounts In Thousands)

	1998         $268,656
	1999          202,967
	2000          182,096
	2001          154,602
	2002          108,900
	Thereafter    697,666
		   $1,614,887

Under the 1972 Indenture for Collateral Trust Bonds, CFC is required to maintain funds in a Debt Service Investment account equivalent to principal and interest payments due on the bonds over the next 12 months. At May 31, 1997 and
				  66

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

1996, CFC had $77.2 million and $40.9 million, respectively, of such funds invested in bank certificates of deposit and marketable securities.

The outstanding Collateral Trust Bonds are secured by the pledge of mortgage notes taken by CFC in connection with long-term secured loans made to those members fulfilling specified criteria as set forth in the indenture. Medium-Term Notes are unsecured obligations of CFC.

Interest Rate Exchange Agreements

The following table lists the notional principal amounts and the weighted average interest rates paid by CFC under interest rate exchange agreements at May 31, 1997 and 1996:

(Dollar Amounts in Thousands)

  Maturity           Interest Rate Paid    Interest Rate Received  Notional Principal Amount
   Date                  1997   1996          1997     1996           1997       1996
August 1996 (1)             -   8.40%             -   5.87%         $      -   $ 30,000
September 1996 (2)          -   5.82%             -   5.84%                -    150,000
February 1997 (1)           -   9.34%             -   5.46%                -     35,000
February 1997 (1)           -   9.33%             -   5.89%                -     40,000
February 1997 (1)           -   9.36%             -   5.91%                -     25,000
February 1998 (2)       5.61%   5.83%         5.57%   5.87%           50,000     50,000
November 1999(2)        5.63%       -         5.52%       -           50,000          -
November 1999 (2)       5.63%       -         5.52%       -           50,000          -
November 1999(2)        5.63%       -         5.52%       -           50,000          -
January 2000(1)         6.47%       -         5.57%       -           52,851          -
January 2001(1)         6.64%       -         5.57%       -           42,749          -
October 2004 (1)        6.23%   6.23%         5.64%   5.75%           43,200     45,600
April 2006 (1)          6.88%   6.88%         5.65%   5.49%           25,000     25,000
April 2006 (1)          6.89%   6.89%         5.65%   5.49%           25,000     25,000
April 2006 (1)          6.88%   6.88%         5.65%   5.49%           25,000     25,000
April 2006 (1)          6.89%   6.89%         5.65%   5.49%           25,000     25,000
	Total                                                       $438,800   $475,600

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

CFC is exposed on these interest rate swap agreements to interest rate risk if the counterparty to the interest rate swap agreement does not perform pursuant to the agreement's terms. CFC only enters swap agreements with highly rated financial institutions.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(6)  Employee Benefits

CFC is a participant in the National Rural Electric Cooperative Association ("NRECA") Retirement and Security Program. This program is available to all qualified CFC employees. Under the program, participating employees are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. CFC contributed $615,000 to the Retirement and Security Program during fiscal year 1997. Funding requirements are charged to general and administrative expenses as billed on a monthly basis. This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

The Budget Reconciliation Act of 1993 has set a limit of $160,000 for calendar year 1997 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has set up a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

CFC recognizes in current year margins any expected payouts for post-retirement benefits (other than pensions) as a result of current service. Post-retirement benefits include, but are not limited to, health and welfare benefits provided after retirement. While CFC allows retired employees to participate in its medical and life insurance plans, the retirees must do so at their own expense. Any liability which may be incurred by allowing retired employees to remain on CFC's medical and life insurance plans is not material to CFC's financial condition, results of operations or cashflows.

CFC offers a 401(k) defined contribution savings program to all employees that have completed a minimum of 1,000 hours of service, in either the first 12 consecutive months or first full calendar year of employment. Employee contributions for calendar year 1997 are tax deductible up to $9,500, the limit set by IRS regulations. Employees may contribute additional amounts to the program on an after-tax basis subject to the limitations established by section 415 of the Internal Revenue Code. The Company will contribute an amount equal to 2% of an employee's salary each year for all employees participating in the program. During the year ended May 31, 1997, the Company contributed a total of $153,000 under the program.

(7)  Retirement of Patronage Capital

Patronage capital in the amount of $51.3 million was retired during fiscal
year 1997.   CFC retired $42.7 million to its members, excluding $4.7
million retired to RTFC and $3.3 million retired to GFC. RTFC retired $5.9 million to its members and GFC retired $2.7 million to its members.

It is anticipated that CFC will retire patronage capital totaling $54.6 million, representing one-sixth of the fiscal years 1988, 1989 and 1990 allocations and 70% of the fiscal year 1997 allocation, in August 1997. Management anticipates that 70% of RTFC's margins for fiscal year 1997 will be retired in January 1998, and that 100% of GFC's margins for fiscal year 1997 will be retired in the second quarter of fiscal year 1998. Future retirements of patronage capital will be

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION made as determined by the Companies' respective Boards of Directors with due regard for their individual financial conditions.

(8)  Guarantees

As of May 31, 1997 and 1996, CFC had outstanding guarantees of the following contractual obligations of its members (see Note 1(e) for a description of CFC's allowance for loan and guarantee losses and Note 3 for a discussion of requirements to purchase Guarantee Subordinated
Certificates in connection with these guarantees):


(Dollar Amounts In Thousands)
						       1997         1996

Long-term tax exempt bonds (A)                     $1,190,925   $1,317,655
Debt portions of leveraged lease transactions (B)     418,916      432,516
Indemnifications of tax benefit transfers (C)         338,264      363,702
Other guarantees (D)                                  132,566      135,567

	Total                                      $2,080,671   $2,249,440

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

     Of the amounts shown, $1,043.2 and $1,168.9 million as of May 31, 1997 and 1996, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds have not previously been sold to other purchasers by the remarketing agents.

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

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts shown represent CFC's maximum potential liability at May 31, 1997 and 1996. However, the amounts of such guarantees vary over the lives of the leases. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured pari passu with the RUS by a first lien on substantially all of the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law, no further guarantees of this nature are anticipated.

(D)  At May 31, 1997 and 1996, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $33.7 million and $34.7 million, respectively.
				     69

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Guarantees outstanding, by state, are summarized as follows:

(Dollar Amounts In Thousands)

		      May 31,                                  May 31,
State             1997      1996      State               1997         1996
Alabama       $  68,750 $  71,680     Nebraska            3,375        3,620
Arizona          55,825    59,370     North Carolina    117,500      120,050
Arkansas        131,498   137,897     Oklahoma           56,296       63,326
Colorado         12,196   114,750     Oregon              4,945        5,070
Florida         312,400   320,834     Pennsylvania       13,718       14,547
Indiana         126,568   129,561     South Carolina     46,260       47,310
Iowa             10,275    12,015     Texas             125,418      125,528
Kansas           40,949    41,841     Utah              291,826      304,482
Kentucky        193,120   197,390     Virginia           37,875       39,133
Minnesota       148,904   156,077     Wisconsin           7,895        8,385
Mississippi      69,205    71,710     Wyoming            10,875            -
Missouri        194,998   204,864         Total      $2,080,671   $2,249,440

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

The following table details the scheduled reductions in each of the fiscal years following May 31, 1997 to the amount of obligations guaranteed by
CFC:

(Dollar Amounts In Thousands)
			  Amount

	1998          $   76,941
	1999              84,531
	2000              88,460
	2001              93,334
	2002             112,390
	Thereafter     1,625,015
		      $2,080,671

(9)  Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 1997, along with other valuation methodologies which are summarized below. The estimated fair value information presented is not necessarily indicative of amounts CFC could realize currently in a market sale since CFC may be unable to sell such instruments due to contractual restrictions or to the lack of an established market and the estimated market values have not been updated since May 31, 1997.Therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming Collateral Trust Bonds under early redemption provisions and allowing borrowers to prepay their loans, CFC has held all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 1997.

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

Quarterly Income Capital Securities

The fair value of Quarterly Income Capital Securities is estimated based on published market prices.

Members' Subordinated Certificates

As it is impracticable to develop a discount rate that measures fair value, Subordinated Certificates have not been valued. Subordinated Certificates are extended long-term obligations to CFC; many have maturities of 70 to 100 years. These certificates are issued to CFC's members as a condition of membership or as a condition of obtaining loan funds or guarantees and are non-transferable. As these certificates were issued not primarily for their future payment stream but mainly as a condition of membership and to receiving future loan funds, there is no ready market from which to obtain fair value rates.

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

Carrying and fair values as of May 31, 1997 and 1996 are presented as follows:

   (Dollar Amounts In Thousands)                1997                      1996
				       Carrying        Fair      Carrying      Fair
					Value         Value       Value        Value
   Assets:
   Cash and Cash Equivalents          $   50,011  $   50,011   $   56,368  $   56,368
   Debt Service Investments               77,219      77,219       40,907      40,907
   Loans to Members, net               8,678,196   8,602,301    7,728,271   7,661,739

   Liabilities:
   Notes Payable (1)                   5,757,074   5,759,584    5,201,552   5,206,878
   Long-Term Debt (1)                  1,614,887   1,610,726    1,303,881   1,358,688
   Quarterly Income Capital Securities   125,000     126,875            -           -
   Members' Subordinated Certificates  1,212,486         N/A    1,207,684         N/A

   Off-Balance Sheet Instruments:
   Interest Rate Exchange Agreements           -      (4,331)           -      (6,458)
   Commitments                                 -           -            -           -
   Guarantees                                  -           -            -           -

   (1) Prior to reclassification of notes payable supported by the revolving credit agreements.

 (10)  Contingencies

(a) At May 31, 1997 and 1996, CFC had a total of $371.4 million and $230.4 million of loans classified as impaired under the provisions of FASB Statements No. 114 and 118. At those dates, CFC had allocated $126.0 million and $160.9 million of the loan and guarantee loss allowance to such impaired loans. At May 31, 1997 and 1996, 3% and 32% of impaired loans were collateral dependent. Loans are considered to be collateral dependent when there are no reliable future payment schedules and the amount expected to be collected is directly related to the value of the assets and future revenues that represent the underlying security for the loan. CFC does not recognize interest income on loans classified as impaired. Instead, all payments received are applied as a reduction to principal outstanding. The average recorded investment in impaired loans, for the year ended May 31, 1997, was $332.7 million.

(b) On December 31, 1996 the Wabash Valley Power Association ("WVPA") plan of reorganization became effective. Under the plan, CFC received a $4.9 million cash payment and offset $9.9 million of WVPA's investments in CFC commercial paper and Subordinated Certificates, for a total of $14.8 million. CFC also received a combination of secured and unsecured promissory notes bearing interest at market rates totaling $13.4 million, bringing the total received by CFC to
    $28.2 million.   CFC applied the cash and offsets against the $17.7
    million nonperforming loan to Wabash, reducing the balance to $2.9
    million at May 31, 1997.   The notes receivable have been classified
    as performing and are accruing interest at CFC's intermediate-term interest rate. WVPA is current with respect to amounts due on the
    notes.   The $2.9 million has been classified as nonperforming and is on a nonaccrual status with respect to the recognition of interest income.

    CFC and RUS are negotiating a settlement on the amount of true up payments under a separate agreement entered into in May 1988. This agreement provides for CFC and RUS to allocate between them all post-petition, pre-
				     72

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION confirmation payments made by WVPA to CFC on debt secured by a mortgage under which CFC and RUS were co-mortgagees in proportion to the respective amounts of debt secured. CFC anticipates making a payment to RUS under this agreement. At May 31, 1997, CFC has a deferred gain of $10.5 million (total received $28.2
    million less outstanding loans of $17.7 million).   This gain will be
    used to offset a portion of any true-up payment that is made to RUS.

    CFC believes that it has adequately reserved for any potential losses related to WVPA.

(c) Deseret Generation & Transmission Co-operative ("Deseret") failed to make the payments required under a prior workout agreement, the Agreement Restructuring Obligations (the "ARO"), during 1995. The creditors were unable to agree on the terms of a negotiated settlement and the ARO was terminated as of February 29, 1996. CFC filed a foreclosure action against the owner of the Bonanza Plant in State Court in Utah on March 21, 1996. In this action, CFC has not terminated the lease or sought removal of Deseret as the plant operator. One of the defendants in the foreclosure action has filed amended counterclaims against CFC. These amended counterclaims allege breaches of contract and fiduciary duties, fraudulent concealment, tortious interference with contract and conspiracy. These amended counterclaims also seek rescission or equitable subordination of CFC's interest in the Bonanza Plant. A trial has been scheduled for June 1998.

    On October 16, 1996, Deseret and CFC entered into an Obligations Restructuring Agreement (the "ORA") for the purpose of restructuring Deseret's debt with CFC. Pursuant to the terms of the ORA, CFC agreed to (i) forbear from exercising any remedy to collect the CFC Debt (as defined in the ORA) and (ii) pay and perform all of the CFC Guarantees (as defined in the ORA) in consideration for Deseret agreeing to make quarterly minimum payments to CFC through December 31, 2025. In addition to the quarterly minimum payments, Deseret is required to pay to CFC certain percentages of its excess cash flow and proceeds from the disposition of assets, as detailed in the ORA. If Deseret performs all of its obligations under the ORA, CFC has agreed to forgive any remaining CFC Debt on December 31, 2025.

    In connection with the ORA, on October, 16, 1996 CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740 million from RUS for $238.5 million (the "RUS Debt"). As a result of the purchase, CFC holds a majority of Deseret's outstanding secured debt. Pursuant to a participation agreement dated October 16, 1996, the member systems of Deseret purchased from CFC, for $55.0 million, a participation interest in the RUS Debt. CFC provided long-term financing to the members of Deseret as follows: (i) $32.5 million in the aggregate to finance the buyout by the members of their respective RUS debt (the "Note Buyout Loans"), and (ii) $55.0 million in the aggregate to finance the members' purchase of participation interests in the RUS Debt acquired by CFC (the "Participation Loans"). The Note Buyout Loans and the Participation Loans are secured by the assets and revenues of the member systems. Under the participation agreement the Deseret members will receive a share of the minimum quarterly payments that Deseret makes to CFC which the members will use to service their Participation Loans. Each member of Deseret has the option to put its Participation Loan back to CFC at any time after twelve years, provided that no event of default exists under the ORA or under such member's Participation Loan.

    From January 1, 1989 through May 31, 1997, CFC funded $165.4 million in cash flow shortfalls related to Deseret's debt service and rental obligations. All cash flow shortfalls funded by CFC represent an increase to the restructured loan to Deseret. They also serve to reduce CFC's guarantee exposure to Deseret. As of May 31, 1997, CFC had approximately $653.8 million in current credit exposure to Deseret consisting of $362.0 million in secured loans and $291.8 million in guarantees by CFC of various direct and indirect obligations of Deseret. The secured loans to Deseret are on nonaccrual status with respect to interest income. All payments received from Deseret are applied against principal outstanding. CFC's guarantees include $5.0 million in tax-benefit indemnifications and $23.1 million relating to mining equipment for a coal supplier of Deseret. The remaining CFC guarantee is for semi-annual debt service payments on $263.7 million of bonds issued in a $655 million leveraged lease financing of the Bonanza Plant in 1985. RUS is now responsible for the repayment of $174.9 million of Deseret loans held by grantor trusts and serviced by CFC. CFC holds $2.8 million of the grantor trust certificates which are currently in the variable rate mode.

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

     On August 19, 1997, CFC guaranteed the obligation of Blue Mountain Energy (a Deseret subsidiary) to make annual lease payments on mine equipment sold to and leased back from a third party. The guarantee is for $34.4 million and will amortize through 2007. CFC received a total of $25.1 million from the proceeds of the equipment sale, all of which was applied against the outstanding Deseret loan balance. CFC has agreed to reduce the annual minimum payment due, as provided for in the ORA, by an amount equal to the lease payments.

     CFC believes that, given its analysis of Deseret's cash flow projections, it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(d) On September 13, 1996, CFC advanced $235.0 million to Soyland Power Cooperative, Inc. ("Soyland"), for the purpose of repaying its RUS obligations at a significant discount. This loan will amortize over a five-year term. As a condition to this advance, certain distribution members of Soyland agreed to guarantee repayment to CFC of $117.5 million.

     As a result of the buyout, RUS assumed responsibility for the repayment of $618.0 million of guaranteed loans to Soyland. A total of $354.8 million of these loans were held in grantor trusts and serviced by CFC, while the remaining $263.2 million were held by CFC. On February 13, 1997 RUS repaid the $263.2 million of guaranteed loans held by CFC.
     On March 20, 1997 RUS repaid $257.0 million of the loans held by the grantor trusts and serviced by CFC. At May 31, 1997, the balance of loans held by grantor trusts and payable by RUS was $93.7 million.

     As of May 31, 1997, CFC had a total of $215.2 million of loans outstanding to Soyland. All of these loans have been classified as performing and are on full accrual status with respect to interest
     income.   Soyland is current with respect to all payments due on its loans.

     CFC believes that it is adequately reserved for any potential loss on its loans to Soyland.

(e) At May 31, 1997, two other borrowers were in payment default to CFC on secured and unsecured loans totaling $6.5 million. At May 31, 1996, the same two borrowers were in payment default to CFC on secured and unsecured loans totaling $6.6 million.

(11) Extraordinary Loss

     During the year ended May 31, 1996, CFC paid a prepayment premium of $1.6 million for the early retirement of Collateral Trust Bonds.
     During the years ended May 31, 1997 and 1995, CFC did not incur any prepayment premiums related to the early retirement of Collateral Trust Bonds.

(12) Combined Quarterly Financial Results (Unaudited)

     Summarized results of operations for the four quarters of fiscal years 1997 and 1996 are as follows:

				       Fiscal Year 1997
(Dollar Amounts In Thousands)           Quarters Ended
								   Total
		    August 31  November 30 February 28  May 31      Year

Operating income     $134,267    $140,233    $142,562   $147,377  $564,439
Operating margin       12,105      12,985      14,842     11,598    51,530
Nonoperating income       661         672         700      1,173     3,206
Net margins            12,766      13,657      15,542     12,771    54,736

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

				       Fiscal Year 1996
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


NOTE: During fiscal year 1997, CFC made regular provisions for loan and guarantee losses totaling $10.0 million and special provisions totaling $5.2 million. During fiscal year 1996, CFC made nine monthly provisions for loan and guarantee losses of $0.625 million and special provisions totaling $6.8 million.