Form 10-Q
period 1997-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1997-10-10
CIK 70502

				FORM 10-Q


			      UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549


x             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934
	      For the Quarterly Period Ended August 31, 1997

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

			   (Dollar Amounts In Thousands)


				  A S S E T S


			       (Unaudited)
			    August 31, 1997        May 31, 1997

Cash                           $    31,580         $    50,011

Debt Service Investments           114,947              77,219

Loans To Members, net            8,991,002           8,678,196

Receivables                        102,621             101,613

Fixed Assets, net                   24,508              33,208

Debt Service Reserve Funds         103,489             103,489

Other Assets                        14,002              13,758

	Total Assets           $ 9,382,149         $ 9,057,494



	  The accompanying notes are an integral part of these combined financial statements.

	  NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

			  COMBINED BALANCE SHEETS

			(Dollar Amounts In Thousands)


	L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


						(Unaudited)
					     August 31, 1997   May 31, 1997

Notes Payable, due within one year              $ 3,647,765     $ 3,507,074

Accounts Payable                                     25,034          23,200

Accrued Interest Payable                             59,765          46,924

Long-Term Debt                                    4,067,273       3,864,887

Other Liabilities                                     8,488           6,329

Quarterly Income Capital Securities                 125,000         125,000

Commitments, Guarantees and Contingencies

Members' Subordinated Certificates:
   Membership subscription certificates             644,817         645,449
   Loan & guarantee certificates                    569,181         567,037

   Total Members' Subordinated Certificates       1,213,998       1,212,486

Members' Equity                                     234,826         271,594

    Total Members' Subordinated
    Certificates & Members' Equity                1,448,824       1,484,080

Total Liabilities and Members' Equity           $ 9,382,149     $ 9,057,494




		  The accompanying notes are an integral part of
		      these combined financial statements.

						      (UNAUDITED)

	    NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	    COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

			(Dollar Amounts in Thousands)


	       For the Quarters Ended August 31, 1997 and 1996



						     Quarters Ended
					    August 31, 1997  August 31, 1996

Operating Income-Interest on loans to members    $150,477        $134,267
Less-cost of funds allocated                      127,779         110,927
	Gross operating margin                     22,698          23,340

Expenses:
   General, administrative and loan processing      5,329           4,420
   Provision for loan and guarantee losses          8,250           6,815

	 Total expenses                            13,579          11,235

	Operating margin                            9,119          12,105

Nonoperating Income                                   592             661

Gain on Sale of Land                                4,939               -

Net Margins                                      $ 14,650        $ 12,766



		     The accompanying notes are an integral part of
			 these combined financial statements.

							    (UNAUDITED)

	       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		  COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

			    (Dollar Amounts in Thousands)

		    For the Quarters Ended August 31, 1997 and 1996

                                                                                         Patronage Capital
											       Allocated
								     Educa-       Unal-     General
						       Member-       tional     located     Reserve
					Total           ships         Fund      Margins       Fund     Other
Quarter Ended August 31, 1997
    Balance at May 31, 1997            $271,594       $  1,470    $    596    $   2,289   $    504   $266,735
    Retirement of patronage capital     (52,715)             -           -            -       (123)   (52,592)
    Net Margins                          14,650              -           -       14,650          -          -
    Other                                 1,297              9          65            -          -      1,223
Balance at August 31, 1997             $234,826       $  1,479    $    661     $ 16,939   $    381   $215,366



Quarter Ended August 31, 1996
    Balance at May 31, 1996            $269,641       $  1,424    $    476    $   2,289   $    501   $264,951
    Retirement of patronage capital     (50,973)             -           -            -       (135)   (50,838)
    Net Margins                          12,766              -           -       12,766          -          -
    Other                                 1,826              9          58            -          -      1,759
Balance at August 31, 1996             $233,260       $  1,433    $    534     $ 15,055   $    366   $215,872

			   The accompanying notes are an integral part of
				 these combined financial statements.

							       (UNAUDITED)

	       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

			    COMBINED STATEMENTS OF CASH FLOWS

			      (Dollar Amounts In Thousands)

		 For the Three Months Ended August 31, 1997 and 1996

							1997         1996
Cash Flows From Operating Activities:
Accrual basis net margins                          $   14,650     $ 12,766
Add (deduct):
  Provision for loan and guarantee losses               8,250        6,815
  Depreciation                                            347          282
  Amortization of deferred income                        (382)      (2,645)
  Amortization of issuance costs and deferred charges     456          365
  Gain on sale of land                                 (4,939)           -
Add (deduct) changes in accrual accounts:
 Receivables                                           (3,016)      (5,744)
 Accounts payable                                       1,479           91
 Accrued interest payable                              12,841       10,257
 Other                                                 (1,531)        (197)

   Net cash flows provided by operating activities     28,155       21,990

Cash Flows From Investing Activities:
 Advances made on loans                            (1,195,441)    (782,594)
 Principal collected on loans                         874,386      552,105
 Proceeds from sale of land                            13,235            -
 Investments in fixed assets                               58          (17)

    Net cash flows used in investing activities      (307,762)    (230,506)

Cash Flows From Financing Activities:
  Notes payable, Net                                  165,651      237,132
  Certificates of Deposit, net                              -        7,000
  Debt service Investments, net                       (37,728)     (41,290)
  Proceeds from issuance of long-term debt            323,993       90,662
  Payments for retirement of long-term debt          (146,473)     (75,475)
  Proceeds from issuance of Members'
    Subordinated Certificates                           4,401        9,879
  Payments for retirement of Members'
    Subordinated Certificates                            (897)        (387)
  Payments for retirement of Patronage Capital        (47,771)     (45,349)

  Net cash flows provided by financing activities     261,176      182,172

Net Cash Flows                                        (18,431)     (26,344)
Beginning Cash and Cash Equivalents                    50,011       31,368

Ending Cash and Cash Equivalents                   $   31,580     $  5,024

Supplemental Disclosure of Cash Flow Information:
Cash paid during three months for Interest Expense $  116,550     $101,705

	  The accompanying notes are an integral part of
	      these combined financial statements.
				  6

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

CFC's 1,056 members as of August 31, 1997, included 910 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 74 service members and 72 associate members. The Utility Members included 845 distribution systems and 65 generation and transmission systems operating in 46 states and U.S. territories.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September, 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of August 31, 1997, RTFC had 474 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991.
GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of loans guaranteed by the Rural Utilities Service ("RUS"). GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements.
Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had four members other than CFC at August 31, 1997. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of August 31, 1997 and May 31, 1997, and the combined results of operations, cash flows and changes in members' equity for the three months ended August 31, 1997 and 1996.

The Notes to Combined Financial Statements for the years ended May 31, 1997 and 1996 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 1997, filed on August 29, 1997).

CFC has implemented Financial Accounting Standards Board (the
"FASB") Statement No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement No. 118, "Accounting by Creditors for Impairment of
a Loan-Income Recognition and Disclosures". These statements require
CFC to calculate impairment on loans receivable by comparing the present value of the future cash flows associated with the loan against CFC's investment in the loan. The statements also require that CFC provide loss reserves for loans based on the calculated impairment. The implementation of these statements did not have a material impact on CFC's financial statements.
				  7

       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	 Notes to Combined Financial Statements - (Continued)

CFC has implemented FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The CFC investments covered by this statement, at August 31, 1997, include the certificates of deposit and the debt service investments. These items have been recorded at amortized cost, due to the Company's intent and ability to hold all investments to maturity. The implementation of this statement did not have a material impact on CFC's financial statements.

CFC has implemented FASB Statement No. 119, "Disclosure about
Derivative Financial Instruments and Fair Value of Financial Instruments". This statement requires disclosure about the amounts, nature and terms of derivative financial instruments. CFC is neither a dealer nor a trader in derivative financial instruments. CFC uses interest rate exchange agreements to help manage its interest rate risk. The implementation of this statement did not have a material impact on CFC's financial statements.

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

Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of August 31, 1997, CFC had committed to lend RTFC up to $3.4 billion to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling
$1,851.0 million and $1,825.0 million as of August 31, 1997 and May 31, 1997, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

						  (Unaudited)
						 At August 31,    At May 31,
(Dollar Amounts In Thousands)                          1997           1997

 Outstanding loans to members and their affiliates  $1,122,653     $1,099,163
 Total assets                                        1,225,710      1,197,753
 Notes payable to CFC                                1,106,862      1,089,336
 Total liabilities                                   1,123,579      1,100,497
 Members' Equity and Subordinated Certificates         102,131         97,256

							  (Unaudited)
					 For the Three Months Ended August 31,
(Dollar Amounts In Thousands)                           1997            1996

 Operating income                                      $19,839        $17,219
 Net margins                                               748            674

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	    Notes to Combined Financial Statements - (Continued)


Summary financial information relating to GFC is presented below:
				   (Unaudited)
				   At August 31,   At May 31,
(Dollar Amounts In Thousands)           1997           1997

 Outstanding loans to members        $135,220        $135,220
 Total assets                         139,252         141,353
 Notes payable to CFC                 135,220         136,960
 Total liabilities                    138,922         139,934
 Members' Equity                          330           1,419

					   (Unaudited)
			 For the Three Months Ended August 31,
(Dollar Amounts In Thousands)           1997            1996

Operating income                       $2,174          $6,698
Net margins                               219             290

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

3.      Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of August 31, 1997 and May 31, 1997, mortgage notes representing approximately $1,288.1 million and $1,294.5 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure Collateral Trust Bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement (See Note 6), CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding.

Collateral Trust Bonds outstanding at August 31, 1997 and May 31, 1997 were $1,249.1 million and $1,149.2 million, respectively.

4.      Allowance for Loan and Guarantee Losses

CFC maintains an allowance for loan and guarantee losses at a level considered to be adequate in relation to the quality and size of its loan and guarantee portfolio. CFC makes regular additions to the allowance for loan and guarantee losses. These additions are required to maintain the allowance at an adequate level based on the current year to date increase to loans outstanding and the estimated loan growth for the next twelve months. On a quarterly basis, CFC reviews the adequacy of the loan and guarantee loss allowance and estimates the amount of future provisions that will be required to maintain the allowance at an adequate level based on estimated loan growth. The allowance is based on estimates, and accordingly, actual loan and guarantee losses may differ from the allowance amount.
				   9

	 NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	   Notes to Combined Financial Statements - (Continued)


Activity in the allowance account is summarized as follows for the three months ended August 31, 1997 and the year ended May 31, 1997.

					  August 31,      May 31,
(Dollar Amounts in Thousands)                1997          1997

Beginning Balance                          $233,208      $218,047
Provision for loan and guarantee losses       8,250        15,161
Charge-offs                                  (2,104)            -
Ending Balance                             $239,354      $233,208

Total Loan and Guarantee Loss Allowance
   As a Percentage of:

	Total Loans                           2.59%         2.62%
Total Loans and Guarantees                    2.11%         2.12%
Total Nonperforming and Restructured Loans   68.50%        62.79%



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

6.      Credit Arrangements

As of August 31, 1997, CFC had three revolving credit agreements totaling $5,050.0 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, CFC's guaranteed commercial paper issued by the National Cooperative Services Corporation ("NCSC") and the adjustable or floating/fixed rate bonds which CFC has guaranteed and is standby purchaser for the benefit of its members.

Two of these credit agreements, totaling $4,550.0 million were executed with 52 banks, with J.P. Morgan Securities, Inc. and The Bank of Nova Scotia as Co-Syndication Agents and Morgan Guaranty Trust Company of New York as Administrative Agent. Under these agreements, CFC can borrow up to $2,275.0 million until November 26, 2001 (the "five-year facility"), and $2,275.0 million until November 25, 1997 (the "364-day facility"). Any amounts outstanding under these facilities will be due on the respective maturity dates. A third revolving credit agreement for $500.0 million was executed on November 27, 1996 with ten banks, including the Bank of Nova
Scotia as Administrative and Syndication Agent (the "BNS facility").
This agreement has a 364-day revolving credit period which terminates
November 26, 1997 during which CFC can borrow and such borrowings may be converted to a 1-year term loan at the end of the revolving credit period.

In connection with the five-year facility, CFC pays a per annum facility fee of
 .090 of 1%. The per annum facility fee for both agreements with a 364-day maturity is .065 of 1%. There is no commitment fee for any

       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	 Notes to Combined Financial Statements - (Continued)


of the revolving credit facilities. If CFC's long-term ratings decline, the facility fees may be increased by no more than .035 of 1%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,349.9 million (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least
1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity, Members' Subordinated Certificates and Quarterly Income Capital Securities and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of August 31, 1997 and May 31, 1997, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the five year facility, at August 31, 1997 and May 31, 1997, CFC classified $2,275.0 million and $2,250.0 million, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,275.0 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions herein.

7.      Unadvanced Loan Commitments

As of August 31, 1997 and May 31, 1997, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

(Dollar Amounts In Thousands)     August 31, 1997         May 31, 1997

  Long-term                           $2,199,233            $2,121,557
  Intermediate-term                      387,178               363,970
  Short-term                           3,487,480             3,443,502
  Telecommunications                     728,365               725,364
  Associate Member                        33,345                32,974
    Total unadvanced loan commitments $6,835,601            $6,687,367

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

       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	 Notes to Combined Financial Statements - (Continued)


8.      Retirement of Patronage Capital

CFC patronage capital in the amount of $54.6 million was retired in August 1997, representing 70% of the allocation for fiscal year 1997 and one-sixth of the total allocations for fiscal years 1988, 1989 and 1990. The $54.6 million includes $5.2 million retired to RTFC and $2.7 million retired to GFC. GFC retired patronage capital in August 1997 in the amount of $1.7 million representing 100% of the allocation for fiscal year 1997. RTFC will retire 70% of their fiscal year 1997 allocation later this fiscal year. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's Board of Directors with due regard for CFC's financial condition.

9.      Guarantees

As of August 31, 1997 and May 31, 1997, CFC had guaranteed the following contractual obligations of its members:

(Dollar Amounts In Thousands)                August 31, 1997  May 31, 1997

Long-term tax-exempt bonds (A)                   $1,185,945   $1,190,925
Debt portions of leveraged lease transactions (B)   448,909      418,916
Indemnifications of tax benefit transfers (C)       330,220      338,264
Other guarantees (D)                                134,250      132,566
  Total guarantees                               $2,099,324   $2,080,671

(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $1,038.7 million and $1,043.2 million as of August 31, 1997 and May 31, 1997, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

(B) CFC has unconditionally guaranteed the repayment of debt raised by NCSC for leveraged lease transactions.

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease.

(D) At August 31, 1997 and May 31, 1997, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $33.1 million and $33.7 million, respectively.

10.  Derivative Financial Instruments

At August 31, 1997 and May 31, 1997, CFC was a party to interest rate exchange agreements totaling $438.8 million. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. At both of the above dates, CFC was using interest rate exchange agreements to fix the interest rate on $238.8 million of its variable rate commercial paper. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at

       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	 Notes to Combined Financial Statements - (Continued)



which $200.0 million of Collateral Trust Bonds and Medium-Term Notes were issued and CFC's variable commercial paper rate. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

The following table lists the notional principal amounts of CFC's interest rate exchange agreements at August 31, 1997 and May 31, 1997:

			(Dollar Amounts in Thousands)
			   Notional Principal Amount
	Maturity Date     August 31, 1997 May 31, 1997

	February 1998 (2)       50,000       50,000
	November 1999 (2)       50,000       50,000
	November 1999 (2)       50,000       50,000
	November 1999 (2)       50,000       50,000
	January 2000 (1)        52,851       52,851
	January 2001 (1)        42,749       42,749
	October 2004 (1)        43,200       43,200
	April 2006 (1)          25,000       25,000
	April 2006 (1)          25,000       25,000
	April 2006 (1)          25,000       25,000
	April 2006 (1)          25,000       25,000
		     Total    $438,800     $438,800

(1) Under these agreements, CFC pays a fixed rate of interest and receives interest based on a variable rate.
(2) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.

CFC does not value the interest rate exchange agreements on its balance sheet, but rather values the underlying hedged debt instruments at historical cost. All amounts that CFC pays and receives related to the interest rate exchange agreements and the underlying hedged debt instruments are included in CFC's cost of funding for the period. On the $238.8 million of interest rate exchange agreements in which CFC pays a fixed rate and receives a variable rate, the fixed rate on the contract is CFC's cost of funds. On the $200.0 million of interest rate exchange agreements in which CFC pays a commercial paper rate and receives a three month LIBOR rate, CFC's cost of funds is the commercial paper rate. In both cases, CFC receives the amount required to service the debt outstanding to its investors from the counter party to the agreement. The estimated fair value of CFC's interest rate exchange agreements is presented in the footnotes to the financial statements of CFC's Form 10-K for the year ended May 31, 1997.

CFC closely matches the terms of its interest rate exchange agreements with the terms of the underlying debt instruments. Therefore, it is unlikely that CFC would prepay debt that is hedged or have hedged debt mature prior to the maturity of the interest rate exchange agreement. However, circumstances may arise that cause either CFC or the counter party to the agreement to exit such agreement. In the event of such actions, CFC would record any gain or loss from the termination of the interest rate exchange agreement as an extraordinary item on its income statement for that period.

11.     Contingencies

(A) At August 31, 1997 and May 31, 1997, nonperforming loans in the amount of $5.1 million and $9.4 million, respectively, were on a nonaccrual basis with respect to interest income. At August 31, 1997 and May 31, 1997, the total amount of restructured loans was $344.3 million and $362.0 million, respectively. CFC elected to apply all payments received against principal outstanding on all restructured loans at both dates.

       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
	 Notes to Combined Financial Statements - (Continued)


(B) Out of the $349.4 million and $371.4 million of loans described in footnote 11(A) at August 31, 1997 and May 31, 1997, respectively, CFC has classified $349.4 million and $371.4 million as impaired with respect to the provisions of FASB Statements No. 114 and 118. At those dates CFC had allocated $126.0 million of the loan and guarantee loss allowance for such impaired loans. The amount of loan and guarantee loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC recognized no interest income on loans classified as impaired during the three months ended August 31, 1997. All payments received were applied as a reduction of principal. The average recorded investment in impaired loans for the three months ended August 31, 1997 was $363.4 million compared to $332.7 for the year ended May 31, 1997.

(C) On December 31, 1996 the Wabash Valley Power Association ("WVPA") plan of reorganization became effective. Under the plan, CFC received a $4.9 million cash payment and offset $9.9 million of WVPA's investments in CFC commercial paper and Subordinated Certificates, for a total of $14.8 million. CFC also received a combination of secured and unsecured promissory notes bearing interest at market rates totaling $13.4 million, bringing the total received by CFC to $28.2 million. CFC applied the cash and offsets against the $17.7 million nonperforming loan to Wabash, reducing the balance to $2.9 million at August 31, 1997. The notes receivable have been classified as performing and are accruing interest at CFC's intermediate-term interest rate. WVPA is current with respect to
amounts due on the notes.   The $2.9 million has been classified as
nonperforming and is on a nonaccrual status with respect to the recognition of interest income.

CFC and RUS are negotiating a settlement on the amount of true up payments under a separate agreement entered into in May 1988. This agreement provides for CFC and RUS to allocate between them all post-petition, pre-confirmation payments made by WVPA to CFC on debt secured by a mortgage under which CFC and RUS were co-mortgagees in proportion to the respective amounts of debt secured. CFC anticipates making a payment to RUS under this agreement. At August 31, 1997, CFC has a deferred gain of $10.5 million (total received $28.2 million less outstanding loans of $17.7 million). This gain will be used to offset a portion of any true-up payment that is made to RUS.

(D) Deseret Generation & Transmission Co-operative ("Deseret") failed to make the payments required under a prior workout agreement, the Agreement Restructuring Obligations (the "ARO"), during 1995. The creditors were unable to agree on the terms of a negotiated settlement and the ARO was terminated as of February 29, 1996. CFC filed a foreclosure action against the owner of the Bonanza Power Plant in State Court in Utah on March 21, 1996. In this action, CFC has not terminated the lease or sought removal of Deseret as the plant operator. One of the defendants in the foreclosure action has filed amended counterclaims against CFC. These amended counterclaims allege breaches of contract and fiduciary duties, fraudulent concealment, tortious interference with contract and conspiracy. These amended counterclaims also seek rescission or equitable subordination of CFC's interest in the Bonanza Plant. A trial has been scheduled for June 1998.

On October 16, 1996, Deseret and CFC entered into an Obligations
Restructuring Agreement (the "ORA") for the purpose of restructuring
Deseret's debt with CFC.  Pursuant to the terms of the ORA, CFC agreed to
(i) forbear from exercising any remedy to collect the CFC Debt (as defined in the ORA) and (ii) pay and perform all of the CFC Guarantees (as defined in the ORA) in consideration for Deseret agreeing to make quarterly minimum payments to CFC through December 31, 2025. In addition to the quarterly minimum payments, Deseret is required to pay to CFC certain percentages of its excess cash flow and proceeds from the disposition of assets, as detailed in the ORA. If Deseret performs all of its obligations under the ORA, CFC has agreed to forgive any remaining CFC Debt on December 31, 2025. To date, Deseret has made all required payments under the ORA.

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

From January 1, 1989 through August 31, 1997, CFC has funded $176.2 million in cashflow shortfalls related to Deseret's debt service and rental obligations. All cashflow shortfalls funded by CFC represent an increase to the restructured loan to Deseret. They also serve to reduce CFC's guarantee exposure to Deseret. As of August 31, 1997, CFC had approximately $667.7 million in current credit exposure to Deseret consisting of $344.3 million in secured loans and $323.4 million in guarantees by CFC of various direct and indirect obligations of Deseret. The secured loans to Deseret are on nonaccrual status with respect to interest income. All payments received from Deseret are applied against principal outstanding. CFC's guarantees include $5.1 million in tax-benefit indemnifications and $56.4 million relating to mining equipment. The remainder of CFC's guarantee is for semi-annual debt service payments on $261.9 million of bonds issued in a $655 million leveraged lease financing of the Bonanza Plant in 1985. RUS is responsible for the repayment of $174.9 million of Deseret loans held by grantor trusts and serviced by CFC. CFC holds $2.8 million of the grantor trust certificates which are currently in the variable rate mode.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.


12.     Loans Guaranteed by RUS

At August 31, 1997 and May 31, 1997, CFC held $138.0 million in Trust Certificates related to the refinancing of Federal Financing Bank loans. These Trust Certificates are supported by payments from certain CFC power supply members whose payments are guaranteed by RUS.

13.     Gain on Sale of Land

During the quarter ended August 31, 1997, CFC sold land with a cost basis of $8.3 million for $13.2 million, resulting in a gain of $4.9 million.

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

Changes in Financial Condition

During the three months ended August 31, 1997, CFC's total assets increased by $324.6 or 3.6% to $9,382.1 from $9,057.5 at May 31, 1997, primarily due to an increase of $312.8 in net loans outstanding and an increase of $37.7 in the debt service account. Changes to the loan portfolio included increases of $312.9 in long-term loans and $68.8 in short-term loans, partially offset by a decrease of $22.0 in nonperforming and restructured loans and $40.8 in intermediate-term loans. Long-term loan activity consisted primarily of $486.9 in advances and $194.3 in principal repayments. The debt service account increase was due to the mandatory sinking fund requirements for bonds that are scheduled to mature during the fiscal year.

Net loans to members represented 96% of total assets at August 31, 1997 and May 31, 1997. Long-term loans represented 88% of gross loans at August 31, 1997 and May 31, 1997. Fixed rate loans represented 38% of gross loans at August 31, 1997 and 37% at May 31, 1997, while the remaining loans carry a variable rate that may be adjusted monthly or semi-monthly.
At August 31, 1997, $911.6 or 9.9 % of gross loans were unsecured, compared to $767.8 or 8.6% at May 31, 1997. The $911.6 of unsecured loans at August 31, 1997 included $125.3 of temporarily unsecured loans for RUS note buyouts. At August 31, 1997, the unsecured loans, excluding the temporarily unsecured loans, were 8.5% of gross loans. This amount represents the first portion of the buyout from RUS.
Once the full amount has been advanced by CFC, the loan will be secured by all assets and future revenues of the borrower. All other loans were secured pro-rata with other lenders (primarily RUS), by all assets and future revenues of the borrower.

At August 31, 1997, CFC had provided $2,099.3 in guarantees, an increase of $18.6 from the $2,080.7 at May 31, 1997. The increase to guarantees was due to the addition of a guarantee to a subsidiary of Deseret for $34.3 offset by regularly scheduled principal payments. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged
lease transactions for plant and equipment.   All guarantees are secured on
a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets.

Also at August 31, 1997, CFC had unadvanced loan commitments of $6,835.6, an increase of $148.2 from the $6,687.4 committed at May 31, 1997. Most unadvanced loan commitments contain a material adverse change clause that would relieve CFC from its obligation to lend if the borrower's financial condition had changed materially from the time the loan was approved. Many of these commitments are provided for operational back-up liquidity. CFC does not anticipate funding the majority of the commitments outstanding during the next twelve to eighteen months.

During the three months ended August 31, 1997, CFC's total liabilities and Members' Equity increased by $324.6 or 3.6% to $9,382.1 from $9,057.5 at May 31, 1997. The increase was primarily due to increases of $202.4 in long-term debt, $140.7 in notes payable, and $12.8 in interest payable, offset by a decrease of $35.3 in Members' Equity and Certificates.

The notes payable increase was due to the increase of $142.2 in Dealer Commercial Paper. The Member Commercial Paper balance of $1,060.3 at August 31, 1997 represents an 11.4% decrease from $1,196.6 at May 31, 1997. The long-term debt increase was due to an increase of $99.9 in long-term Collateral Trust Bonds, an increase of $77.5 in Medium-Term Notes and the increase of $25.0 in the Commercial Paper supported by revolving credit agreements. The decrease in Members' Equity and Members' Certificates was due to the retirement of patronage capital partially offset by the year to date net margin and by the issuance of Subordinated Certificates on new loans. The increase to notes payable was required to fund the increase in loans outstanding. The increase in interest payable was due to the increase in funds outstanding. Subsequent to the end of the quarter, on September 18, 1997, CFC issued $75.0, 7.65% Quarterly Income Capital Securities, due 2046. On October 8, 1997, CFC issued $100.0, 6.375%, Collateral Trust Bonds, due 2004.

At August 31, 1997, CFC had loans outstanding in the amount of $5.1 classified as nonperforming and $344.3 classified as restructured. All nonperforming loans and restructured loans were on a non-accrual basis with respect to interest income. As of August 31, 1997, CFC has classified $349.4 of loans outstanding as impaired with respect to the provisions of FASB
Statement No. 114.  At August 31, 1997, CFC has allocated
$126.0 of the loan and guarantee loss allowance for such impaired loans. During the three months ended August 31, 1997, the amount of loans classified as impaired decreased by $22.0. This decrease was due to payments received on loans classified as impaired. Although the balance of loans classified as impaired decreased, the amount of the loan and guarantee loss reserve allocated for these loans remained at $126.0 at May 31, 1997 and August 31, 1997. CFC has applied all payments received on impaired loans as a reduction to principal outstanding.

The allowance for loan and guarantee losses increased by $6.2 to $239.4 at August 31, 1997 from $233.2 at May 31, 1997. The increase was due to an additional provision of $8.3, offset by a charge-off of $2.1. The $2.1 charge-off was a result of the Vermont EC and Vermont G & T settlements.
At August 31, 1997, the loan and guarantee loss allowance represented 2.59% of gross loans, 2.11% of gross loans and guarantees, and 68.50% of nonperforming and restructured loans, compared to 2.62%, 2.12%, and 62.79% at May 31, 1997, respectively. CFC makes regular additions to the allowance for loan and guarantee losses. These additions are required to maintain the allowance at an adequate level based on the current year to date increase to loans outstanding and the estimated loan growth for the next twelve months. On a quarterly basis, CFC reviews the adequacy of the loan and guarantee loss allowance and estimates the amount of future provision that will be required to maintain the allowance at an adequate level based on estimated loan growth. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions. As of August 31, 1997, management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

During the three months ended August 31, 1997, CFC advanced $42.4 for the prepayment of RUS loans. To date, CFC has financed approximately 88% of the total RUS prepayments. Other lenders have lent 8% of the total and the remaining 4% was prepaid out of the members' internally generated funds. In addition, there were $43.8 in loan prepayment applications pending at RUS.

During the quarter ended August 31, 1997, CFC's total exposure to nonperforming and restructured borrowers was $672.8, $349.4 in loans and $323.4 in guarantees, an increase of $9.6 from the total of $663.2 at May 31, 1997.
The total exposure increased due to CFC's agreement to guarantee an additional obligation for Deseret, offset by reductions to the amount of nonperforming and restructured loans outstanding. During the quarter ended August 31, 1997, CFC charged off $2.1 related to the settlement of loans to two nonperforming borrowers that had a total of $6.5 in loans outstanding at May 31, 1997.
At August 31, 1997, CFC had no amounts outstanding to these two borrowers.
In addition, $2.2 of loans to another borrower were moved to the nonperforming classification due to a missed debt service payment.
CFC is currently meeting with this borrower to discuss the resolution of this situation. CFC agreed to guarantee the lease payments related to a sale and leaseback of mine equipment by Blue Mountain Energy, a subsidiary of Deseret. The guarantee totals $34.3 and amortizes monthly through 2007. During the quarter, CFC received a total of $33.4 from Deseret, $25.1 from the sale of the mine equipment and $8.3 from the quarterly payment due under the ORA on June 30. CFC paid out a total of $15.7 related to obligations guaranteed for Deseret during the quarter. The total amount guaranteed by CFC at August 31, 1997, $323.4 represents and increase of $31.6 over the balance of 291.8 at May 31, 1997. The increase was due to the guarantee of $34.3 in mine equipment lease payments for Blue Mountain Energy offset by a reduction of $2.7 of principal repayments on the obligations during the quarter. To date, Deseret has made all required payments under the ORA.

Changes in the Results of Operations

CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the three months ended August 31, 1997, CFC achieved a Times Interest Earned Ratio (TIER) of 1.12. This is the same as the 1.12 TIER for the three months ended August 31, 1996. Management has established a 1.10 TIER as its operating target.

Operating income for the three months ended August 31, 1997, was $150.5, an increase of $16.2 from the prior year period. The increase in operating income was due to a positive volume variance of $17.5 and a negative rate variance of $1.3. Average loans outstanding increased by $1,056.0 while the average yield decreased by 6 basis points from the prior year period. For the three months ended August 31, 1997, average loans outstanding were $9,125.5 and the average yield was 6.54%, compared to average loans outstanding of $8,069.5 and an average yield of 6.60% for the three months ended August 31, 1996. CFC sets the interest rates on its loans to cover the cost of funds, general and administrative expenses, a provision for loan and guarantee losses and a reasonable TIER. As a result, the yield earned on the loan portfolio will move in conjunction with the rates in the capital markets.

CFC's cost of funds for the three months ended August 31, 1997, totaled $127.8, an increase of $16.9 from the prior year. The increase was due to a positive volume variance of $14.5 and a positive rate variance of $2.4. The average interest rate on funds used by CFC at August 31, 1997, was 5.56%, an increase of 11 basis points compared to the average rate of 5.45% at August 31, 1996. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other instruments offset by income from the overnight investments of excess cash and the interest earnings on debt service investments.

For the three months ended August 31, 1997 and 1996, general and administrative expenses totaled $5.3 and $4.4, respectively. General and administrative expenses for the three months ended August 31, 1997 and 1996 represented 23 basis points and 22 basis points, respectively, of average loan volume. The provision for loan and guarantee losses for the three months ended August 31, 1997, totaled $8.3 or 36 basis points, compared to the prior year total of $6.8 or 33 basis points. CFC has maintained the provision for loan and guarantee losses in line with management's assessment of the size and quality of the loan portfolio.

On August 12, 1997, CFC sold 23.5 acres of land adjacent to its headquarters building realizing a gain of $4.9 on the sale.

Overall, CFC's net margins for the three months ended August 31, 1997, totaled $14.6, an increase of $1.8 from the prior year period total of $12.8.

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

At August 31, 1997, CFC had $5,050.0 in available bank credit, $2,275.0 of which is available through November 27, 2001, $2,275.0 is available through November 25, 1997 and $500.0 is available through November 26, 1997. As of August 31, 1997, CFC was in compliance with all covenants and conditions to borrowing and there were no amounts outstanding under such agreements.

As of August 31, 1997, CFC had shelf registrations for Collateral Trust Bonds and Medium-Term Notes of $600.0 and $183.3 respectively. As of August 31, 1997, CFC also had shelf registrations for Grantor Trust Certificates of $121.8 and $50.0 for Quarterly Income Capital Securities. CFC anticipates increasing the amount of the MTN shelf registration during October 1997.

Member invested funds, including the loan and guarantee loss allowance, at August 31, 1997 and May 31, 1997, were $3,017.6 and $3,197.4 or 31.7% and
34.7% of CFC's total capitalization, respectively (long- and short-term debt outstanding, Members' Certificates and Equity and the loan and guarantee loss allowance).

CFC's leverage ratio was 6.21 and 5.84 at August 31, 1997 and May 31, 1997, respectively. CFC calculates leverage as the ratio of total assets, less Members' Equity, less Members' Subordinated Certificates, less Quarterly Income Capital Securities, less funding for loans guaranteed by RUS, plus guarantees divided by the sum of Members' Equity, Members' Subordinated Certificates and Quarterly Income Capital Securities. CFC's current leverage ratio is well below the limit authorized by its Board of Directors and revolving credit agreements.

The following chart schedules the maturities of CFC's fixed rate loans and fixed rate funding. The chart is a useful tool to identify gaps in the matching of fixed rate loans with fixed rate funds.

			  Interest-Rate Gap Analysis
			  (Fixed Assets/Liabilities)
			     As of August 31, 1997


			 FY 98    FY 99-00  FY 01-02  FY 03-07 FY 08-17   FY 18+     Total
Assets:
  Loan Amortization
    and repricing        $285.3    $ 723.3   $ 666.6   $ 817.1   $ 754.9   $ 289.4   $3,536.6

Total Assets             $285.3    $ 723.3   $ 666.6   $ 817.1   $ 754.9   $ 289.4   $3,536.6

Liabilities and Equity:
  Long-Term Debt         $194.5    $ 319.0   $ 358.3   $ 624.8   $  52.1   $ 450.0   $1,998.7
  Subordinated
    Certificates            3.6        7.1     219.1     247.3     418.2      74.0      969.3
  Equity                      -      125.2      19.2      15.0      50.0         -      209.4

Total Liabilities
    and Equity           $198.1    $ 451.3   $ 596.6   $ 887.1   $ 520.3   $ 524.0   $3,177.4

Gap *                   $  87.2    $ 272.0   $  70.0   $ (70.0)  $ 234.6   $(234.6)  $  359.2

Cumulative Gap          $  87.2    $ 359.2   $ 429.2   $ 359.2   $ 593.8   $ 359.2
Cumulative Gap as a %
    of Total Assets        .93%      3.83%     4.57%     3.83%     6.33%     3.83%

 *  Loan amortization/repricing over/(under) debt maturities


CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of total assets. CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the periods listed in the above table. At August 31, 1997, CFC had $285.3 in fixed rate assets amortizing or repricing and $198.1 in fixed rate liabilities maturing during the remainder of fiscal year 1998. The difference, $87.2, represents the amount of CFC's assets that are not considered match-funded as to interest rate. CFC's difference of $87.2 at August 31, 1997 represents .93% of total assets.

Variable rate loans are repriced monthly and are funded with variable rate liabilities that are also priced monthly and as such are considered to be match-funded with respect to interest rate repricings.

At August 31, 1997 and May 31, 1997, CFC was a party to interest rate exchange agreements totaling $438.8 million. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy.
Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. At both of the above dates, CFC was using interest rate exchange agreements to fix the interest rate on $238.8 million of its variable rate commercial paper. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $200.0 million of Collateral Trust Bonds and Medium-Term Notes were issued and CFC's variable commercial paper rate.
All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

Part II



Item 1, Legal Proceedings.
		None.

Item 2, Changes in Securities.
		None.

Item 3, Defaults upon Senior Securities.
		None.

Item 4, Submission of Matters to a Vote of Security Holders.
		None.

Item 5, Other Information.
		None.

Item 6,

	A.  Exhibits

		27  - Financial Data Schedules.



	B.  Reports on Form 8-K.

			Item 7 on June 11, 1997 - Filing of Underwriting Agreement for
			6.70%, Collateral Trust Bonds, due 2002.

						    Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		NATIONAL RURAL UTILITIES
		COOPERATIVE FINANCE CORPORATION






		   /s/  Steven L. Lilly
		  Chief Financial Officer

October 10, 1997



		  /s/  Angelo M. Salera
		 Controller (Principal Accounting Officer)


October 10, 1997