Form 10-Q
period 1997-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1998-01-14
CIK 70502

				FORM 10-Q


			      UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549


x          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934
	   For the Quarterly Period Ended November 30, 1997

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

		  (Dollar Amounts In Thousands)


			   A S S E T S


			       (Unaudited)
			    November 30, 1997      May 31, 1997

Cash                          $    54,843          $    50,011

Debt Service Investments          152,219               77,219

Loans To Members, net           9,330,266            8,678,196

Receivables                       103,781              101,613

Fixed Assets, net                  24,374               33,208

Debt Service Reserve Funds        103,489              103,489

Other Assets                       17,166               13,758

	Total Assets          $ 9,786,138          $ 9,057,494



The accompanying notes are an integral part of these combined financial statements.

    NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		    COMBINED BALANCE SHEETS

		 (Dollar Amounts In Thousands)


  L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


					       (Unaudited)
				       November 30, 1997       May 31, 1997

Notes Payable, due within one year         $ 3,687,742          $ 3,507,074

Accounts Payable                                25,342               23,200

Accrued Interest Payable                        55,695               46,924

Long-Term Debt                               4,339,498            3,864,887

Other Liabilities                                8,288                6,329

Quarterly Income Capital Securities            200,000              125,000

Commitments, Guarantees and Contingencies

Members' Subordinated Certificates:
   Membership subscription certificates        644,817              645,449
   Loan & guarantee certificates               574,836              567,037

   Total Members' Subordinated Certificates  1,219,653            1,212,486

Members' Equity                                249,920              271,594

   Total Members' Subordinated Certificates
     & Members' Equity                       1,469,573            1,484,080

Total Liabilities and Members' Equity      $ 9,786,138          $ 9,057,494




The accompanying notes are an integral part of these combined financial statements.

							       (UNAUDITED)

      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

      COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

		  (Dollar Amounts in Thousands)


  For the Quarters And Six Months Ended November 30, 1997 and 1996



						 Quarters Ended           Six Months Ended
						   November 30,              November 30,
						 1997       1996           1997        1996
Operating Income-Interest on loans to members  $153,995    $140,233      $304,472    $274,500
Less-cost of funds allocated                    130,627     118,822       258,406     229,749

	Gross operating margin                   23,368      21,411        46,066      44,751

Expenses:
   General, administrative and loan processing    5,146       5,241        10,475       9,661
   Provision for loan and guarantee losses        3,565       3,185        11,815      10,000

	 Total expenses                           8,711       8,426        22,290      19,661

	Operating margin                         14,657      12,985        23,776      25,090

Nonoperating Income                                 435         672         1,027       1,333
Gain on Sale of Land                                  -           -         4,939           -

Net Margins                                    $ 15,092    $ 13,657      $ 29,742    $ 26,423


The accompanying notes are an integral part of these combined financial statements.

							       (UNAUDITED)

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	       COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

			 (Dollar Amounts in Thousands)

	       For the Quarters Ended November 30, 1997 and 1996

										     Patronage Capital
											 Allocated
							       Educa-      Unal-     General
						     Member-   tional     located    Reserve
					  Total       ships     Fund      Margins      Fund      Other
Quarter Ended November 30, 1997
    Balance at August 31, 1997          $234,826    $ 1,479    $ 661    $ 16,939    $  381    $215,366
    Retirement of patronage capital            -          -        -           -         -           -
    Net Margins                           15,092          -        -      15,092         -           -
    Other                                      2         12      (10)          -         -           -
Balance at November 30, 1997            $249,920    $ 1,491    $ 651    $ 32,031    $  381    $215,366



Quarter Ended November 30, 1996
    Balance at August 31, 1996          $233,260    $ 1,433    $ 534    $ 15,055    $  366    $215,872
    Retirement of patronage capital            -          -        -           -         -           -
    Net Margins                           13,657          -        -      13,657         -           -
    Other                                     24         15        -           -         -           9
Balance at November 30, 1996            $246,941    $ 1,448    $ 534    $ 28,712    $  366    $215,881

The accompanying notes are an integral part of these combined financial statements.

							       (UNAUDITED)

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	       COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

			 (Dollar Amounts in Thousands)

       For the Six Months Ended November 30, 1997 and November 30, 1996

										    Patronage Capital
											Allocated
								Educa-    Unal-     General
						    Member-     tional   located    Reserve
					 Total       ships       Fund    Margins     Fund       Other
Six Months Ended November 30, 1997
    Balance at May 31, 1997             $271,594    $ 1,470     $ 596    $ 2,289     $ 504     $266,735
    Retirement of patronage capital      (52,715)         -         -          -      (123)     (52,592)
    Net Margins                           29,742          -         -     29,742         -            -
    Other                                  1,299         21        55          -         -        1,223
Balance at November 30, 1997            $249,920    $ 1,491     $ 651    $32,031     $ 381     $215,366



Six Months Ended November 30, 1996
    Balance at May 31, 1996             $269,641    $ 1,424     $ 476    $ 2,289     $ 501     $264,951
    Retirement of patronage capital      (50,963)         -         -          -      (135)     (50,828)
    Net Margins                           26,423          -         -     26,423         -            -
    Other                                  1,840         24        58          -         -        1,758
Balance at November 30, 1996            $246,941    $ 1,448     $ 534    $28,712     $ 366     $215,881

The accompanying notes are an integral part of these combined financial statements.


								 (UNAUDITED)

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

		       COMBINED STATEMENTS OF CASH FLOWS

			  (Dollar Amounts In Thousands)

	     For the Six Months Ended November 30, 1997 and  1996
								  1997            1996
Cash Flows From Operating Activities:
Net margins                                                  $    29,742    $    26,423
Add (deduct):
  Provision for loan and guarantee losses                         11,815         10,000
  Depreciation                                                       693            564
  Amortization of deferred income                                   (799)        (5,308)
  Amortization of issuance costs and deferred charges                946            813
  Gain on sale of land                                            (4,939)             -
Add (deduct) changes in:
 Receivables                                                      (4,289)       (23,721)
 Accounts payable                                                  1,731          2,222
 Accrued interest payable                                          8,771          8,902
 Other                                                            (4,998)        (6,447)

   Net cash flows provided by operating activities                38,673         13,448

Cash Flows From Investing Activities:
 Advances made on loans                                       (2,327,549)    (2,035,600)
 Principal collected on loans                                  1,663,664      1,155,072
 Proceeds from sale of land                                       13,235              -
 Investments in fixed assets                                        (153)          (209)

    Net cash flows used in investing activities                 (650,803)      (880,737)

Cash Flows From Financing Activities:
  Notes payable, net                                             275,588        396,174
  Certificates of Deposit, net                                         -          5,000
  Debt service Investments, net                                  (75,000)       (74,999)
  Proceeds from issuance of long-term debt                       561,614        876,708
  Payments for retirement of long-term debt                     (181,707)      (317,284)
  Proceeds from issuance of Quarterly Income Capital Securities   75,000              -
  Proceeds from issuance of Members' Subordinated Certificates    10,315         17,398
  Payments for retirement of Members' Subordinated Certificates   (1,077)          (389)
  Payments for retirement of Patronage Capital                   (47,771)       (45,349)

   Net cash flows provided by financing activities               616,962        857,259

Net Cash Flows                                                     4,832        (10,030)
Beginning Cash and Cash Equivalents                               50,011         31,368

Ending Cash and Cash Equivalents                             $    54,843    $    21,338

Supplemental Disclosure of Cash Flow Information:
Cash paid during six months for Interest Expense             $   253,253    $   223,535

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

CFC's 1,059 members as of November 30, 1997, included 910 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 75 service members and 74 associate members. The Utility Members included 843 distribution systems and 67 generation and transmission systems operating in 46 states and U.S. territories.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September, 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of November 30, 1997, RTFC had 481 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of loans guaranteed by the Rural Utilities Service ("RUS"). GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had four members other than CFC at November 30, 1997. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of November 30, 1997 and May 31,
1997, and the combined results of operations, cash flows and changes in members' equity for the quarters and six months ended November 30, 1997 and 1996.

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

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CFC has implemented FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The CFC investments covered by this statement, at November 30, 1997, include the certificates of deposit and the debt service investments. These items have been recorded at amortized cost, due to the Company's intent and ability to hold all investments to maturity. The implementation of this statement did not have a material impact on CFC's financial statements.

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

Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of November 30, 1997, CFC had committed to lend RTFC up to $3.4 billion to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $1,893.1 million and $1,825.0 million as of November 30, 1997 and May 31, 1997, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

						    (Unaudited)
						   At November 30,  At May 31,
(Dollar Amounts In Thousands)                           1997           1997

 Outstanding loans to members and their affiliates   $1,210,710     $1,099,163
 Total assets                                         1,317,672      1,197,753
 Notes payable to CFC                                 1,193,988      1,089,336
 Total liabilities                                    1,211,020      1,100,497
 Members' Equity and Subordinated Certificates          106,652         97,256

																       (Unaudited)
					  For the Six Months Ended November 30,
(Dollar Amounts In Thousands)                             1997           1996

 Operating income                                       $40,244        $35,198
 Net margins                                              1,512          1,381

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Summary financial information relating to GFC is presented below:
					 (Unaudited)
					At November 30,   At May 31,
(Dollar Amounts In Thousands)                1997            1997

 Outstanding loans to members              $133,195        $135,220
 Total assets                               135,369         141,353
 Notes payable to CFC                       133,195         136,960
 Total liabilities                          134,858         139,934
 Members' Equity                                511           1,419

						(Unaudited)
				     For the Six Months Ended November 30,
(Dollar Amounts In Thousands)                1997            1996

Operating income                             $4,264         $13,029
Net margins                                     411             983

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

3.      Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of November 30, 1997 and May 31, 1997, mortgage notes representing approximately $1,382.6 million and $1,294.5 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure Collateral Trust Bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement (See
Note 6), CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding.

Collateral Trust Bonds outstanding at November 30, 1997 and May 31, 1997 were $1,349.0 million and $1,149.2 million, respectively.

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

	    NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Activity in the allowance account is summarized as follows for the six months ended November 30, 1997 and the year ended May 31, 1997.

					  November 30,       May 31,
(Dollar Amounts in Thousands)                 1997            1997

Beginning Balance                           $233,208        $218,047
Provision for loan and guarantee losses       11,815          15,161
Charge-offs                                   (2,104)              -
Ending Balance                              $242,919        $233,208

Total Loan and Guarantee Loss Allowance
   As a Percentage of:

Total Loans                                    2.54%           2.62%
Total Loans and Guarantees                     2.08%           2.12%
Total Nonperforming and Restructured Loans    71.33%          62.79%


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

6.      Credit Arrangements

As of November 30, 1997, CFC had three revolving credit agreements totaling $5,197.5 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, CFC's guaranteed commercial paper issued by the National Cooperative Services
Corporation ("NCSC") and the adjustable or floating/fixed rate bonds which CFC has guaranteed and is standby purchaser for the benefit of its members.

Two of these agreements are with 51 banks, with J.P. Morgan Securities, Inc. and The Bank of Nova Scotia as Co-Syndication Agents, and Morgan
Guaranty Trust Company of New York as Administrative Agent.   Under
the five-year agreement, executed in November 1996, CFC can borrow up to $2,345.0 million until November 24, 2001. Under the 364-day agreement, renewed on November 25, 1997, CFC can borrow up to $2,302.5 million until November 24, 1998. Any amounts outstanding under these facilities will be due on the respective maturity dates.

A third revolving credit agreement for $550.0 million was executed on November 26, 1997 with 11 banks, including the Bank of Nova Scotia as Administrative and Syndication Agent (the "BNS facility"). This agreement has a 364-day revolving credit period which terminates
November 25, 1998 during which CFC can borrow and such borrowings may be converted to a 1-year term loan at the end of the revolving credit period.

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

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

The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,349.9 million (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity, Members' Subordinated Certificates and Quarterly Income Capital Securities and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit
CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of November 30, 1997 and May 31, 1997,
CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the five year facility, at November 30, 1997 and May 31, 1997, CFC classified $2,345.0 million and $2,250.0 million, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,345.0 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions herein.

7.      Unadvanced Loan Commitments

As of November 30, 1997 and May 31, 1997, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

(Dollar Amounts In Thousands)      November 30, 1997     May 31, 1997

  Long-term                             $2,363,982        $2,121,557
  Intermediate-term                        387,920           363,970
  Short-term                             3,569,320         3,443,502
  Telecommunications                       682,279           725,364
  Associate Member                          44,752            32,974
    Total unadvanced loan commitments   $7,048,253        $6,687,367

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

9.      Guarantees

As of November 30, 1997 and May 31, 1997, CFC had guaranteed the following contractual obligations of its members:

(Dollar Amounts In Thousands)                November 30, 1997     May 31, 1997

 Long-term tax-exempt bonds (A)                    $1,169,450       $1,190,925
 Debt portions of leveraged lease transactions (B)    448,525          418,916
 Indemnifications of tax benefit transfers (C)        326,191          338,264
 Other guarantees (D)                                 134,820          132,566
   Total guarantees                                $2,078,986       $2,080,671

(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $1,030.7 million and $1,043.2 million as of November 30, 1997 and May 31, 1997, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

(B) CFC has unconditionally guaranteed the repayment of debt raised by NCSC for leveraged lease transactions.

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease.

(D) At November 30, 1997 and May 31, 1997, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $33.1 million and $33.7 million, respectively.

10.     Derivative Financial Instruments

At November 30, 1997 and May 31, 1997, CFC was a party to interest rate exchange agreements with notional amounts totaling $436.3 million and $438.8 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. At November 30, 1997 and May 31, 1997, CFC was using interest rate exchange agreements to fix the interest rate on $236.3 million and $238.8 million, respectively, of its variable rate commercial paper. CFC was also using interest rate

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $200.0 million of Collateral Trust Bonds and Medium-Term Notes were issued and CFC's variable commercial paper rate. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

The following table lists the notional principal amounts of CFC's interest rate exchange agreements at November 30, 1997 and May 31, 1997:
(Dollar Amounts in Thousands)
					       Notional Principal Amount
	 Maturity Date                  November 30, 1997       May 31, 1997

	February 1998 (2)                   $ 50,000              $ 50,000
	November 1999 (2)                     50,000                50,000
	November 1999 (2)                     50,000                50,000
	November 1999 (2)                     50,000                50,000
	January 2000 (1)                      52,851                52,851
	January 2001 (1)                      42,749                42,749
	October 2004 (1)                      40,700                43,200
	April 2006 (1)                        25,000                25,000
	April 2006 (1)                        25,000                25,000
	April 2006 (1)                        25,000                25,000
	April 2006 (1)                        25,000                25,000
		     Total                  $436,300              $438,800

(1) Under these agreements, CFC pays a fixed rate of interest and receives interest based on a variable rate.
(2) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.

CFC does not value the interest rate exchange agreements on its balance sheet, but rather values the underlying hedged debt instruments at historical cost. All amounts that CFC pays and receives related to the interest rate exchange agreements and the underlying hedged debt instruments are included in CFC's cost of funding for the period. On the $236.3 million of interest rate exchange agreements in which CFC pays a fixed rate and receives a variable rate, the fixed rate on the contract is CFC's cost of funds. On the $200.0 million of interest rate exchange agreements in which CFC pays a commercial paper rate and receives a three month LIBOR rate, CFC's cost of funds is the commercial paper rate. In both cases, CFC receives the amount required to service the debt outstanding to its investors from the counter party to the agreement. The estimated fair value of CFC's interest rate exchange agreements is presented in the footnotes to the financial statements of CFC's Form 10-K for the year ended May 31, 1997.

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

11.     Contingencies

(A) At November 30, 1997 and May 31, 1997, nonperforming loans in the amount of $5.0 million and $9.4 million, respectively, were on a nonaccrual basis with respect to interest income. At November 30, 1997 and May 31, 1997, the total amount of restructured loans was $335.6 million and $362.0 million, respectively. CFC elected to apply all payments received against principal outstanding on all restructured loans at both dates.

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(B) Out of the $340.6 million and $371.4 million of loans described in footnote 11(A) at November 30, 1997 and May 31, 1997, respectively, CFC has classified $340.6 million and $371.4 million as impaired with respect to the provisions of FASB Statements No. 114 and 118. At those dates CFC had allocated $126.0 million of the loan and guarantee loss allowance for such impaired loans. The amount of loan and guarantee loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC recognized no interest income on loans classified as impaired during the six months ended November 30, 1997. All payments received were applied as a reduction of principal. The average recorded investment in impaired loans for the six months ended November 30, 1997 was $352.0 million compared to $332.7 for the year ended May 31, 1997.

(C) On December 31, 1996 the Wabash Valley Power Association ("WVPA") plan of reorganization became effective. Under the plan, CFC received a $4.9 million cash payment and offset $9.9 million of WVPA's investments in CFC commercial paper and Subordinated Certificates, for a total of $14.8 million. CFC also received a combination of secured and unsecured promissory notes bearing interest at market rates totaling $13.4 million, bringing the total received by CFC to $28.2 million. CFC applied the cash and offsets against the $17.7 million nonperforming loan to Wabash, reducing the balance to $2.9 million at November 30, 1997.
The notes receivable have been classified as performing and are accruing interest at CFC's intermediate-term interest rate. WVPA is current with
respect to amounts due on the notes.   The $2.9 million has been
classified as nonperforming and is on a nonaccrual status with respect to the recognition of interest income.

	CFC and RUS are negotiating a settlement on the amount of true up payments under a separate agreement entered into in May 1988. This agreement provides for CFC and RUS to allocate between them all post-petition, pre-confirmation payments made by WVPA to CFC on debt secured by a mortgage under which CFC and RUS were co-mortgagees in proportion to the respective amounts of debt secured. CFC anticipates making a payment to RUS under this agreement. At November 30, 1997, CFC has a deferred gain of $10.5 million (total received $28.2 million less outstanding loans of $17.7 million). This gain will be used to offset a portion of any true-up payment that is made to RUS.

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

On October 16, 1996 Deseret and CFC entered into an Obligations Restructuring Agreement (the "ORA") for the purpose of restructuring Deseret's debt with CFC. Pursuant to the terms of the ORA, CFC agreed to (i) forbear from exercising any remedy to collect the CFC Debt (as defined in the ORA) and (ii) pay and perform all of the CFC Guarantees
(as defined in the ORA) in consideration for Deseret agreeing to make quarterly minimum payments to CFC through December 31, 2025. In addition to the quarterly minimum payments, Deseret is required to pay to CFC certain percentages of its excess cash flow and proceeds from the disposition of assets, as detailed in the ORA. If Deseret performs all of its obligations under the ORA, CFC has agreed to forgive any remaining
CFC Debt on December 31, 2025. To date, Deseret has made all required payments under the ORA.

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

At November 30, 1997 and May 31, 1997, CFC had the following exposure to Deseret:

(Dollar Amounts In Millions)     November 30, 1997      May 31, 1997

 Loans outstanding (1)(2)             $335.6               $362.0

 Guarantees outstanding:
      Tax-exempt bonds                   5.0                  5.0
      Mine equipment leases             56.1                 23.1
      Bonanza plant lease              261.9                263.7
      Total Guarantees                 323.0                291.8

      Total Exposure                  $658.6               $653.8

1) From January 1, 1989 through November 30, 1997, CFC has funded a total of $170.7 million in cashflow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC. All cashflow shortfalls funded by CFC represent an increase to loans outstanding and also represent a decrease to the principal amount of the obligations guaranteed by CFC.
2) In addition to the loans listed in the table, CFC holds $2.8 million of RUS guaranteed Grantor Trust Certificates. CFC is also the servicer for an additional $172.1 million of RUS guaranteed Grantor Trust
Certificates held by the public. RUS has formally notified CFC that it intends to repay the Grantor Trust Certificates it has guaranteed for Deseret on January 30, 1998.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

12.     Loans Guaranteed by RUS

At November 30, 1997 and May 31, 1997, CFC held $136.0 million and $138.0 million, respectively, in Trust Certificates related to the refinancing of Federal Financing Bank loans. These Trust Certificates are supported by payments from certain CFC power supply members whose payments are guaranteed by RUS. RUS has informed CFC that it will redeem the grantor trust certificates it guaranteed for Deseret on January 30, 1998. CFC holds $2.8 million of the certificates scheduled to be redeemed on January 30, 1998.

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

Changes in Financial Condition

During the six months ended November 30, 1997, CFC's total assets increased by $728.6 or 8.0% to $9,786.1 from $9,057.5 at May 31, 1997, primarily due to an increase of $652.1 in net loans outstanding and an increase of $75.0 in the debt service account. Changes to the loan portfolio included increases of $495.3 in long-term loans and $238.8 in short-term loans, partially offset by a decrease of $30.8 in nonperforming and restructured loans and $39.5 in intermediate-term loans. The debt service account increase was due to the mandatory sinking fund requirements for bonds that are scheduled to mature during the fiscal year. The $150.0, 8.5% Series U bonds will mature
February 15, 1998.

Net loans to members represented 95% and 96% of total assets at November 30, 1997 and May 31, 1997, respectively. Long-term loans represented 87% of gross loans at November 30, 1997 and 88% at May 31, 1997. Fixed rate loans represented 39% of gross loans at November 30, 1997 and 37% at May 31, 1997, while the remaining loans carry a variable rate that may be adjusted monthly or semi-monthly. At November 30, 1997, $1,048.5 or 11.0% of gross loans were unsecured, compared to $767.8 or 8.6% at May 31, 1997. The $1,048.5 of unsecured loans at November 30, 1997 included $66.1 of temporarily unsecured loans for RUS note buyouts. Once CFC has advanced the full amount required to buyout RUS, the loan will be secured by all assets and future revenues of the borrower. At November 30, 1997, the unsecured loans, excluding the temporarily unsecured loans, were 10.3% of gross loans. All other loans were secured pro-rata with other lenders (primarily RUS), by all assets and future revenues of the borrower.

During the six months ended November 30, 1997, CFC advanced $111.9 for the prepayment of RUS loans. To date, CFC has financed approximately 88% of the total RUS prepayments. Other lenders have lent 8% of the total and the remaining 4% was prepaid out of the members' internally generated funds. In addition, there were $43.8 in loan prepayment applications pending at RUS.

At November 30, 1997, CFC had provided $2,079.0 in guarantees, a decrease of $1.7 from the $2,080.7 at May 31, 1997. The decrease to guarantees was due to regularly scheduled principal payments and the retirement of a guarantee, offset by the addition of a guarantee to a subsidiary of Deseret for $34.3. These guarantees relate primarily to tax-exempt financed pollution control
equipment and to leveraged lease transactions for plant and equipment.   All
guarantees are secured on a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets.

Also at November 30, 1997, CFC had unadvanced loan commitments of $7,048.3, an increase of $360.9 from the $6,687.4 committed at May 31, 1997. Most unadvanced loan commitments contain a material adverse change clause that would relieve CFC from its obligation to lend if the borrower's financial condition had changed materially from the time the loan was approved. Many of these commitments are provided for operational back-up liquidity. CFC does not anticipate funding the majority of the commitments outstanding during the next twelve to eighteen months.

During the six months ended November 30, 1997, CFC's total liabilities and Members' Equity increased by $728.6 or 8.0% to $9,786.1 from $9,057.5 at May 31, 1997. The increase was primarily due to increases of $474.6 in long-term debt, $180.7 in notes payable, $75.0 in Quarterly Income Capital Securities, and $8.8 in interest payable, offset by a decrease of $14.5 in Members' Equity and Certificates.

The long-term debt increase was due to an increase of $199.7 in Collateral Trust Bonds, an increase of $179.9 in Medium-Term Notes and the increase of $95.0 in the Commercial Paper supported by revolving credit agreement. The notes payable increase was due to increases of $392.8 in Dealer Commercial Paper, $12.2 in direct sales of Commercial Paper and $60.0 in Bid Notes, offset by a decrease of $189.4 in Euro Commercial Paper and a $95.0 increase in the revolving credit agreement. During the quarter, CFC issued $75.0 in Quarterly Income Capital Securities. The decrease in Members' Equity and Members' Certificates was due to the retirement of patronage capital partially offset by the year to date net margin and by the issuance of Subordinated
Certificates on new loans.   The increase to notes payable was required to
fund the increase in loans outstanding. The increase in interest payable was due to the increase in funds outstanding.

At November 30, 1997, CFC had loans outstanding in the amount of $5.0 classified as nonperforming and $335.6 classified as restructured. All nonperforming loans and restructured loans were on a non-accrual basis with respect to interest income. As of November 30, 1997, CFC has classified $340.6 of loans outstanding as impaired with respect to the provisions of FASB Statement No. 114. At November 30, 1997, CFC has allocated $126.0 of the loan and guarantee loss allowance for such impaired loans. During the six months ended November 30, 1997, the amount of loans classified as impaired decreased by $30.8. This decrease was due to payments received on loans classified as impaired. Although the balance of loans classified as impaired decreased, the amount of the loan and guarantee loss reserve allocated for these loans remained at $126.0 at May 31, 1997 and November 30, 1997, as the payments received were included in the expected future cashflows used to calculate the impairment. CFC has applied all payments received on impaired loans as a reduction to principal outstanding.

As of November 30, 1997, CFC's total exposure to nonperforming and restructured borrowers was $663.6, $340.6 in loans and $323.0 in guarantees, an increase of $0.4 from the total of $663.2 at May 31, 1997. The total exposure increased due to CFC's agreement to guarantee an additional obligation for Deseret, offset by reductions to the amount of nonperforming and restructured loans outstanding. During the quarter ended August 31, 1997, CFC charged off $2.1 related to the settlement of loans to two nonperforming borrowers that had a total of $6.5 in loans outstanding at May 31, 1997. At November 30, 1997, CFC had no amounts outstanding to these two borrowers. CFC agreed to guarantee the lease payments related to a sale and leaseback of mine equipment by Blue Mountain Energy, a subsidiary of Deseret. The guarantee
totals $34.3 and amortizes monthly through 2007.   As of November 30, 1997,
Deseret has made all payments to CFC as required by the ORA.

The allowance for loan and guarantee losses increased by $9.7 to $242.9 at November 30, 1997 from $233.2 at May 31, 1997. The increase was due to an additional provision of $11.8, offset by a charge-off of $2.1. The $2.1 charge-off was a result of the Vermont EC and Vermont G & T settlements. At November 30, 1997, the loan and guarantee loss allowance represented 2.54% of gross loans, 2.08% of gross loans and guarantees, and 71.33% of nonperforming and restructured loans, compared to 2.62%, 2.12%, and 62.79% at May 31, 1997, respectively. CFC makes regular additions to the allowance for loan and guarantee losses. These additions are required to maintain the allowance at an adequate level based on the current year to date increase to loans outstanding and the estimated loan growth for the next twelve months. On a quarterly basis, CFC reviews the adequacy of the loan and guarantee loss allowance and estimates the amount of future provision that will be required to maintain the allowance at an adequate level based on estimated loan growth. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions. As of November 30, 1997, management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

Changes in the Results of Operations

CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the six months ended

November 30, 1997, CFC achieved a Times Interest Earned Ratio (TIER) of 1.12. This is the same as the 1.12 TIER for the six months ended November 30, 1996. Management has established a 1.10 TIER as its operating target.

Operating income for the six months ended November 30, 1997, was $304.5, an increase of $30.0 from the prior year period. The increase in operating income was due to a positive volume variance of $29.2 and a positive rate variance of $0.8. Average loans outstanding increased by $886.9 and the average yield increased by 2 basis points from the prior year period. For the six months ended November 30, 1997, average loans outstanding were $9,235.3 and the average yield was 6.58%, compared to average loans outstanding of $8,348.4 and an average yield of 6.56% for the six months ended November 30, 1996.
CFC sets the interest rates on its loans to cover the cost of funds, general and administrative expenses, a provision for loan and guarantee losses and a reasonable TIER. As a result, the yield earned on the loan portfolio will move in conjunction with the rates in the capital markets.

CFC's cost of funds for the six months ended November 30, 1997, totaled $258.4, an increase of $28.7 from the prior year. The increase was due to a positive volume variance of $24.4 and a positive rate variance of $4.3. The average interest rate on funds used by CFC at November 30, 1997, was 5.58%, an increase of 9 basis points compared to the average rate of 5.49% at November 30, 1996. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other instruments offset by income from the overnight investments of excess cash and the interest earnings on debt service investments.

For the six months ended November 30, 1997 and 1996, general and administrative expenses totaled $10.5 and $9.7, respectively. General and administrative expenses for the six months ended November 30, 1997 and 1996 represented 23 basis points of average loan volume.

The provision for loan and guarantee losses for the six months ended November 30, 1997, totaled $11.8 or 26 basis points, compared to the prior year total of $10.0 or 24 basis points. CFC has maintained the provision for loan and guarantee losses in line with management's assessment of the size and quality of the loan portfolio.

On August 12, 1997, CFC sold 23.5 acres of land adjacent to its headquarters building realizing a gain of $4.9 on the sale.

Overall, CFC's net margins for the six months ended November 30, 1997, totaled $29.7, an increase of $3.3 from the prior year period total of $26.4.

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

With regard to liquidity risk, CFC manages its liquidity risk by ensuring that other sources of funding are available to make debt maturity payments. CFC accomplishes this in four ways. First, CFC maintains revolving credit agreements which (subject to certain conditions) allow CFC to borrow funds on terms of up to five years. Second, CFC has maintained investment grade ratings, facilitating access to the capital markets. Third, CFC maintains
SEC shelf registrations for its Collateral Trust Bonds, Medium-Term Notes, Quarterly Income Capital Securities and Board authorization for securities not requiring SEC registration, which (absent market disruptions and assuming CFC maintains investment grade ratings) could be issued at fixed or variable rates in sufficient amounts to fund the next 18 to 24 months funding requirements. Fourth, CFC obtains much of its funding directly from its members and believes this funding is more stable than funding obtained from outside sources.

At November 30, 1997, CFC had $5,197.5 in available bank credit, $2,345.0 of which is available through November 24, 2001, $2,302.5 is available through November 24, 1998 and $550.0 is available through November 25, 1998. As of

November 30, 1997, CFC was in compliance with all covenants and conditions to borrowing and there were no amounts outstanding under such agreements.

As of November 30, 1997, CFC had shelf registrations for Collateral Trust Bonds and Medium-Term Notes of $500.0 and $295.9 respectively. As of November 30, 1997, CFC also had shelf registrations for Grantor Trust Certificates of $121.8 and $50.0 for Quarterly Income Capital Securities. Subsequent to quarter end, on January 8, 1998, CFC issued $200.0 of 6%, Collateral Trust Bonds, due 2004.

Member invested funds, including the loan and guarantee loss allowance, at November 30, 1997 and May 31, 1997, were $3,177.4 and $3,197.4 or 32.0% and
34.7% of CFC's total capitalization, respectively (long- and short-term debt outstanding, Members' Certificates and Equity and the loan and guarantee loss allowance).

CFC's leverage ratio was 6.03 and 5.84 at November 30, 1997 and May 31, 1997, respectively. CFC calculates leverage as the ratio of total assets, less Members' Equity, less Members' Subordinated Certificates, less Quarterly Income Capital Securities, less funding for loans guaranteed by RUS, plus guarantees divided by the sum of Members' Equity, Members' Subordinated Certificates and Quarterly Income Capital Securities. CFC's current leverage ratio is well below the limit authorized by its Board of Directors and revolving credit agreements.

The debt to equity ratio was 4.17 and 3.97 at November 30, 1997 and May 31, 1997, respectively. CFC calculates the debt to equity ratio as the ratio of total assets, less Members' Equity, less Members' Subordinated Certificates, less Quarterly Income Capital Securities, less funding for loans guaranteed by RUS, divided by the sum of Members' Equity, Members' Subordinated Certificates, Quarterly Income Capital Securities and the loan loss reserve.

The following chart schedules the maturities of CFC's fixed rate loans and fixed rate funding, including variable rate funding in which the rate has been fixed through interest rate exchange agreements. The chart is a useful tool to identify gaps in the matching of fixed rate loans with fixed rate funds.

		   Interest-Rate Gap Analysis
		   (Fixed Assets/Liabilities)
		    As of November 30, 1997



			       FY 98   FY 99-00    FY 01-02   FY 03-07   FY 08-17     FY 18+      Total
Assets:
  Loan Amortization
    and repricing             $ 273.7    $ 769.6    $ 699.9    $ 899.8    $ 841.7    $ 312.4    $3,797.1

Total Assets                  $ 273.7    $ 769.6    $ 699.9    $ 899.8    $ 841.7    $ 312.4    $3,797.1

Liabilities and Equity:
  Long-Term Debt              $ 192.0    $ 356.8    $ 422.3    $ 729.8    $  52.2    $ 450.0    $2,203.1
  Subordinated Certificates       3.0        7.1      156.8      202.7      525.2       76.7       971.5
  Equity                            -       81.4       88.1          -       50.0          -       219.5

Total Liabilities and Equity  $ 195.0    $ 445.3    $ 667.2    $ 932.5    $ 627.4    $ 526.7    $3,394.1

Gap *                         $  78.7    $ 324.3    $  32.7    $ (32.7)   $ 214.3    $(214.3)   $  403.0

Cumulative Gap                $  78.7    $ 403.0    $ 435.7    $ 403.0    $ 617.3    $ 403.0
Cumulative Gap as a %
     of  Total Assets            .80%      4.12%      4.45%      4.12%      6.31%      4.12%

 *  Loan amortization/repricing over/(under) debt maturities

CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of total assets. CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the periods listed in the above table. At November 30, 1997, CFC had $273.7 in fixed rate assets amortizing or repricing and $195.0 in fixed rate liabilities maturing during the remainder of fiscal year 1998. The difference, $78.7, represents the amount of CFC's assets that are not considered match-funded as to interest rate. CFC's difference of $78.7 at November 30, 1997 represents 0.80% of total assets.

Variable rate loans are repriced monthly and are funded with variable rate liabilities that are also priced monthly and as such are considered to be match-funded with respect to interest rate.

At November 30, 1997 and May 31, 1997, CFC was a party to interest rate exchange agreements totaling $436.3 million. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. At both of the above dates, CFC was using interest rate exchange agreements to fix the interest rate on $236.3 million as of November 30, 1997 and $238.8 as of May 31, 1997 of its variable rate commercial paper. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $200.0 million of Collateral Trust Bonds and Medium-Term Notes were issued and CFC's variable commercial paper rate. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

Part II



Item 1, Legal Proceedings.
		None.

Item 2, Changes in Securities.
		None.

Item 3, Defaults upon Senior Securities.
		None.

Item 4, Submission of Matters to a Vote of Security Holders.
		None.

Item 5, Other Information.
		None.

Item 6,

	A.  Exhibits

		4.6 - Amendment to the revolving credit agreement dated as of
		      November 25, 1997 amending and restating the agreement dated as of February 28, 1995 and amended and restated as of November 26, 1996.
		27  - Financial Data Schedules.



	B.  Reports on Form 8-K.

		Item 7 on September 17, 1997-Filing of Indenture for 7.65% Quarterly Income Capital Securities, due 2046.

		Item 7 on October 7, 1997-Filing of Underwriting Agreement for 6.375% Collateral Trust Bonds, due 2004.

			      Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				   NATIONAL RURAL UTILITIES
				   COOPERATIVE FINANCE CORPORATION






		   /s/  Steven L. Lilly
		  Chief Financial Officer

		  January 14, 1998



		  /s/  Angelo M. Salera
		 Controller (Principal Accounting Officer)


		 January 14, 1998