Form 10-Q
period 1998-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1998-04-14
CIK 70502

	FORM 10-Q


	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549


x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended February 28, 1998

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

                  (Dollar Amounts In Thousands)


                          A S S E T S


                                       (Unaudited)
                                     February 28, 1998    May 31, 1997

Cash  and Cash Equivalents             $     51,632       $    50,011

Debt Service Investments                     26,384            77,219

Loans To Members, net                     9,859,985         8,678,196

Receivables                                 107,422           101,613

Fixed Assets, net                            24,542            33,208

Debt Service Reserve Funds                  103,489           103,489

Other Assets                                 21,118            13,758

        Total Assets                   $ 10,194,572       $ 9,057,494



The accompanying notes are an integral part of these combined financial statements.

       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                         COMBINED BALANCE SHEETS

                      (Dollar Amounts In Thousands)


     L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


                                                (Unaudited)
                                            February 28, 1998      May 31, 1997

Notes Payable, due within one year              $ 3,519,469        $ 3,507,074

Accounts Payable                                     24,639             23,200

Accrued Interest Payable                             67,775             46,924

Long-Term Debt                                    4,885,406          3,864,887

Other Liabilities                                     2,776              6,329

Quarterly Income Capital Securities                 200,000            125,000

Commitments, Guarantees and Contingencies

Members' Subordinated Certificates:
   Membership subscription certificates             644,817            645,449
   Loan & guarantee certificates                    584,164            567,037

   Total Members' Subordinated Certificates       1,228,981          1,212,486

Members' Equity                                     265,526            271,594

    Total Members' Subordinated Certificates
       & Members' Equity                          1,494,507          1,484,080

Total Liabilities and Members' Equity          $ 10,194,572        $ 9,057,494




The accompanying notes are an integral part of these combined financial statements.

                                                                 (UNAUDITED)

       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

       COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

                    (Dollar Amounts in Thousands)


  For the Quarters And Nine Months Ended February 28, 1998 and 1997



                                                  Quarters Ended            Nine Months Ended
                                                   February 28,                February 28,
                                                   1998        1997          1998        1997
Operating Income-Interest on loans to members    $161,656    $142,562      $466,128    $417,062
Less-cost of funds allocated                      138,040     122,319       396,446     352,068

        Gross operating margin                     23,616      20,243        69,682      64,994

Expenses:
   General, administrative and loan processing      5,174       5,401        15,649      15,062
   Provision for loan and guarantee losses          3,289           -        15,104      10,000

         Total expenses                             8,463       5,401        30,753      25,062

        Operating margin                           15,153      14,842        38,929      39,932

Nonoperating Income                                   750         700         1,777       2,033
Gain on Sale of Land                                    -           -         4,925           -

Net Margins                                      $ 15,903    $ 15,542      $ 45,631    $ 41,965


The accompanying notes are an integral part of these combined financial statements.

                                                               (UNAUDITED)

       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

          COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                    (Dollar Amounts in Thousands)

          For the Quarters Ended February 28, 1998 and 1997

                                                                                Patronage Capital
                                                                                    Allocated
                                                           Educa-      Unal-    General
                                                 Member-   tional     located   Reserve
                                      Total       ships     Fund      Margins     Fund      Other
Quarter Ended February 28, 1998
    Balance at November 30, 1997    $249,920    $ 1,491    $  651    $ 32,031    $ 381    $215,366
    Net Margins                       15,903          -         -      15,903        -           -
    Other                               (297)         3      (286)        (14)       -           -
Balance at February 28, 1998        $265,526    $ 1,494    $  365    $ 47,920    $ 381    $215,366



Quarter Ended February 28, 1997
    Balance at November 30, 1996    $246,941    $ 1,448    $  534    $ 28,712    $ 366    $215,881
    Net Margins                       15,542          -         -      15,542        -           -
    Other                                 13         13         -           -        -           -
Balance at February 28, 1997        $262,496    $ 1,461    $  534    $ 44,254    $ 366    $215,881

The accompanying notes are an integral part of these combined financial statements.

                                                    (UNAUDITED)

       NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

          COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                    (Dollar Amounts in Thousands)

  For the Nine Months Ended February 28, 1998 and February 28, 1997

                                                                                 Patronage Capital
                                                                                     Allocated
                                                           Educa-     Unal-      General
                                                Member-    tional    located     Reserve
                                      Total      ships      Fund     Margins       Fund     Other
Nine Months Ended February 28, 1998
    Balance at May 31, 1997         $271,594    $ 1,470    $  596    $  2,289    $  504   $266,735
    Retirement of patronage capital  (52,715)         -         -           -      (123)   (52,592)
    Net Margins                       45,631          -         -      45,631         -          -
    Other                              1,016         24      (231)          -         -      1,223
Balance at February 28, 1998        $265,526    $ 1,494    $  365    $ 47,920    $  381   $215,366



Nine Months Ended February 28, 1997
    Balance at May 31, 1996         $269,641    $ 1,424    $  476    $  2,289    $  501   $264,951
    Retirement of patronage capital  (50,963)         -         -           -      (135)   (50,828)
    Net Margins                       41,965          -         -      41,965         -          -
    Other                              1,853         37        58           -         -      1,758
Balance at February 28, 1997        $262,496    $ 1,461    $  534    $ 44,254    $  366   $215,881

The accompanying notes are an integral part of these combined financial statements.

                                                               (UNAUDITED)

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                    COMBINED STATEMENTS OF CASH FLOWS

                      (Dollar Amounts In Thousands)

         For the Nine Months Ended February 28, 1998 and  1997
                                                                    1998         1997
Cash Flows From Operating Activities:
Net margins                                                     $   45,631   $   41,965
Add (deduct):
  Provision for loan and guarantee losses                           15,104       10,000
  Depreciation                                                         935          904
  Amortization of deferred income                                   (1,186)      (7,969)
  Amortization of issuance costs and deferred charges                1,553        1,375
  Gain on sale of land                                              (4,925)           -
Add (deduct) changes in:
 Receivables                                                        (8,106)      (4,440)
 Accounts payable                                                    1,017       16,406
 Accrued interest payable                                           20,851       19,795
 Other                                                              (9,504)     (13,221)

   Net cash flows provided by operating activities                  61,370       64,815

Cash Flows From Investing Activities:
 Advances made on loans                                         (4,364,038)  (2,832,150)
 Principal collected on loans                                    3,167,145    2,017,570
 Proceeds from sale of land                                         13,220            -
 Investments in fixed assets                                          (564)        (809)

    Net cash flows used in investing activities                 (1,184,237)    (815,389)

Cash Flows From Financing Activities:
  Notes payable, net                                               257,095      364,677
  Certificates of Deposit, net                                           -       25,000
  Debt service Investments, net                                     50,835     (116,290)
  Proceeds from issuance of long-term debt                       1,270,728      833,796
  Payments for retirement of long-term debt                       (493,598)    (449,925)
  Proceeds from issuance of Quarterly Income Capital Securities     75,000      125,000
  Proceeds from issuance of Members' Subordinated Certificates      22,569       22,228
  Payments for retirement of Members' Subordinated Certificates     (3,929)     (12,936)
  Payments for retirement of Patronage Capital                     (54,212)     (45,349)

   Net cash flows provided by financing activities               1,124,488      746,201

Net Cash Flows                                                       1,621       (4,373)
Beginning Cash and Cash Equivalents                                 50,011       31,368

Ending Cash and Cash Equivalents                                $   51,632   $   26,995

Supplemental Disclosure of Cash Flow Information:
Cash paid during nine months for Interest Expense               $  381,801   $  337,074

The accompanying notes are an integral part of these combined financial statements.

      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

            Notes to Combined Financial Statements

1.	General Information

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

CFC's 1,056 members as of February 28, 1998, included 908 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 75 service members and 73 associate members. The Utility Members included 840 distribution systems and 68 generation and transmission systems operating in 46 states and U.S. territories.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September, 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of February 28, 1998, RTFC had 487 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of loans guaranteed by the Rural Utilities Service ("RUS"). GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had four members other than CFC at February 28, 1998. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of February 28, 1998 and May 31, 1997, and the combined results of operations, cash flows and changes in members' equity for the quarters and nine months ended February 28, 1998 and 1997.

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

      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CFC does not believe it is vulnerable to the risk of a near term severe impact as a result of any concentrations of its activities.

Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of February 28, 1998, CFC had committed to lend RTFC up to $3.4 billion to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $2,111.4 million and $1,825.0 million as of February 28, 1998 and May 31, 1997, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

                                                    (Unaudited)
                                                  At February 28,  At May 31,
 (Dollar Amounts In Thousands)                          1998          1997

 Outstanding loans to members and their affiliates   $1,431,220    $1,099,163
 Total assets                                         1,551,608     1,197,753
 Notes payable to CFC                                 1,420,641     1,089,336
 Total liabilities                                    1,434,415     1,100,497
 Members' Equity and Subordinated Certificates          117,193        97,256

                                                    (Unaudited)
                                        For the Nine Months Ended February 28,
(Dollar Amounts In Thousands)                            1998          1997

 Operating income                                       $63,810       $52,945
 Net margins                                              2,333         2,054

Summary financial information relating to GFC is presented below:
                                                   (Unaudited)
                                                 At February 28,   At May 31,
(Dollar Amounts In Thousands)                            1998          1997

 Outstanding loans to members                          $133,195      $135,220
 Total assets                                           137,447       141,353
 Notes payable to CFC                                   133,195       136,960
 Total liabilities                                      136,761       139,934
 Members' Equity                                            686         1,419

                                                       (Unaudited)
                                         For the Nine Months Ended February 28,
(Dollar Amounts In Thousands)                            1998          1997

Operating income                                         $6,358       $18,515
Net margins                                                 600         1,610

Unless stated otherwise, references to CFC relate to CFC, RTFC and GFC on a combined basis.

      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

2. 	Debt Service Account

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

3.	Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of February 28, 1998 and May 31, 1997, mortgage notes representing approximately $1,740.3 million and $1,294.5 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure Collateral Trust Bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement (See Note 6), CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding.

Collateral Trust Bonds outstanding at February 28, 1998 and May 31, 1997 were $1,698.1 million and $1,149.2 million, respectively.

4.	Allowance for Loan and Guarantee Losses

CFC maintains an allowance for loan and guarantee losses at a level considered to be adequate in relation to the quality and size of its loan and guarantee portfolio. CFC makes regular additions to the allowance for loan and guarantee losses. These additions are required to maintain the allowance at an adequate level based on the current year-to-date increase to loans outstanding and the estimated loan growth for the next twelve months. On a quarterly basis, CFC reviews the adequacy of the loan and guarantee loss allowance and estimates the amount of future provisions that will be required to maintain the allowance at an adequate level based on estimated loan growth. The allowance is based on estimates, and accordingly, actual loan and guarantee losses may differ from the allowance amount.

Activity in the allowance account is summarized as follows for the nine months ended February 28, 1998 and the year ended May 31, 1997.

                                          February 28,       May 31,
(Dollar Amounts in Thousands)                 1998            1997

Beginning Balance                           $233,208        $218,047
Provision for loan and guarantee losses       15,104          15,161
Charge-offs                                   (2,104)              -
Ending Balance                              $246,208        $233,208

Total Loan and Guarantee Loss Allowance
   As a Percentage of:

Total Loans                                    2.44%           2.62%
Total Loans and Guarantees                     2.03%           2.12%
Total Nonperforming and Restructured Loans    71.95%          62.79%

      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

5.	Members' Subordinated Certificates

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

As of February 28, 1998, CFC had three revolving credit agreements totaling $5,197.5 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, CFC's guaranteed commercial paper issued by the National Cooperative Services Corporation ("NCSC") and the adjustable or floating/fixed rate bonds which CFC has guaranteed and is standby purchaser for the benefit of its members.

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

      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Provided that CFC is in compliance with these financial covenants including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of February 28, 1998 and May 31, 1997, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the five year facility, at February 28, 1998 and May 31, 1997, CFC classified $2,345.0 million and $2,250.0 million, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,345.0 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions herein.

7.	Unadvanced Loan Commitments

As of February 28, 1998 and May 31, 1997, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

(Dollar Amounts In Thousands)       February 28, 1998     May 31, 1997

  Long-term                             $2,758,130         $2,121,557
  Intermediate-term                        384,878            363,970
  Short-term                             3,744,563          3,443,502
  Telecommunications                       680,211            725,364
  Associate Member                          40,141             32,974
    Total unadvanced loan commitments   $7,607,923         $6,687,367

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

CFC patronage capital in the amount of $54.6 million was retired in August 1997, representing 70% of the allocation for fiscal year 1997 and one-sixth of the total allocations for fiscal years 1988, 1989 and 1990. The $54.6 million includes $5.2 million retired to RTFC and $2.7 million retired to GFC. GFC retired patronage capital in August 1997 in the amount of $1.7 million representing 100% of the allocation for fiscal year 1997. RTFC retired $6.4 million in February 1998, representing 70% of their fiscal year 1997 allocation. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's Board of Directors with due regard for CFC's financial condition.

      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

9. 	Guarantees

As of February 28, 1998 and May 31, 1997, CFC had guaranteed the following contractual obligations of its members:

(Dollar Amounts In Thousands)                 February 28, 1998  May 31, 1997

Long-term tax-exempt bonds (A)                    $1,153,485      $1,190,925
Debt portions of leveraged lease transactions (B)    438,553         418,916
Indemnifications of tax benefit transfers (C)        317,495         338,264
Other guarantees (D)                                 135,425         132,566
  Total guarantees                                $2,044,958      $2,080,671

(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $1,022.1 million and $1,043.2 million as of February 28, 1998 and May 31, 1997, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period
(including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

(B) CFC has unconditionally guaranteed the repayment of debt raised by NCSC for leveraged lease transactions.

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease.

(D) At February 28, 1998 and May 31, 1997, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $32.9 million and $33.7 million, respectively.

10.	Derivative Financial Instruments

At February 28, 1998 and May 31, 1997, CFC was a party to interest rate exchange agreements with notional amounts totaling $753.7 million and
$438.8 million, respectively.  CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. At February 28, 1998 and May 31, 1997, CFC was using interest rate exchange agreements to fix the interest rate on $603.7 million and $238.8 million, respectively, of its variable rate commercial paper. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month
LIBOR rate at which $150.0 million of Collateral Trust Bonds were issued and CFC's variable commercial paper rate.  All of CFC's derivative financial instruments were held for purposes other than trading.  CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.
                                  13

      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

The following table lists the notional principal amounts of CFC's interest rate exchange agreements at February 28, 1998 and May 31, 1997:

(Dollar Amounts in Thousands)            Notional Principal Amount
      Maturity Date                 February 28, 1998     May 31, 1997

February 1998 (2)                       $      -           $ 50,000
November 1999 (2)                         50,000             50,000
November 1999 (2)                         50,000             50,000
November 1999 (2)                         50,000             50,000
January 2000 (1)                          52,851             52,851
January 2001 (1)                          42,749             42,749
February 2001 (1)                         75,000                  -
February 2001 (1)                         75,000                  -
February 2001 (1)                         75,000                  -
February 2001 (1)                         75,000                  -
January 2003 (1)                          12,375                  -
January 2003 (1)                          10,000                  -
October 2004 (1)                          40,700             43,200
January 2005 (1)                           8,000                  -
April 2006 (1)                            25,000             25,000
April 2006 (1)                            25,000             25,000
April 2006 (1)                            25,000             25,000
April 2006 (1)                            25,000             25,000
January 2008 (1)                          14,000                  -
January 2012 (1)                          13,000                  -
February 2012 (1)                         10,000                  -
   Total                                $753,675           $438,800

(1) Under these agreements, CFC pays a fixed rate of interest and receives interest based on a variable rate.
(2) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.

CFC does not value the interest rate exchange agreements on its balance sheet, but rather values the underlying hedged debt instruments at historical cost. All amounts that CFC pays and receives related to the interest rate exchange agreements and the underlying hedged debt instruments are included in CFC's cost of funding for the period. In all interest rate exchange agreements CFC receives the amount required to service the debt outstanding to its investors from the counter party to the agreement. The estimated fair value of CFC's interest rate exchange agreements is presented in the footnotes to the financial statements of CFC's Form 10-K for the year ended May 31, 1997.

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

(A) At February 28, 1998 and May 31, 1997, nonperforming loans in the amount of $4.9 million and $9.4 million, respectively, were on a nonaccrual basis with respect to interest income. At February 28, 1998 and May 31,

      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

1997, the total amount of restructured loans was $337.3 million and $362.0 million, respectively. CFC elected to apply all payments received against principal outstanding on all restructured loans at both dates.

(B) CFC has classified $342.2 million and $371.4 million, of the amounts described in footnote 11(A), as impaired with respect to the provisions of FASB Statements No. 114 and 118 at February 28, 1998 and May 31, 1997, respectively. At both dates, CFC had allocated $126.0 million of the loan and guarantee loss allowance for such impaired loans. The amount of loan and guarantee loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC recognized no interest income on loans classified as impaired during the nine months ended February 28, 1998. All payments received were applied as a reduction of principal. The average recorded investment in impaired loans for the nine months ended February 28, 1998 was $349.1 million compared to $332.7 for the year ended May 31, 1997.

(C) On December 31, 1996 the Wabash Valley Power Association ("WVPA") plan of reorganization became effective. Under the plan, CFC received a $4.9 million cash payment and offset $9.9 million of WVPA's investments in CFC commercial paper and Subordinated Certificates, for a total of $14.8 million. CFC also received a combination of secured and unsecured promissory notes bearing interest at market rates totaling $13.4 million, bringing the total received by CFC to $28.2 million. CFC applied the cash and offsets against the $17.7 million nonperforming loan to Wabash, reducing the balance to $2.9 million at February 28, 1998. The notes receivable have been classified as performing and are accruing interest at CFC's intermediate-term interest rate. WVPA is current with respect to amounts due on the notes. The $2.9 million has been classified as nonperforming and is on a nonaccrual status with respect to the recognition of interest income.

CFC and RUS are negotiating a settlement on the amount of true up payments under a separate agreement entered into in May 1988. This agreement provides for CFC and RUS to allocate between them all post-petition, pre-confirmation payments made by WVPA to CFC on debt secured by a mortgage under which CFC and RUS were co-mortgagees in proportion to the respective amounts of debt secured. CFC anticipates making a payment to RUS under this agreement. At February 28, 1998, CFC has a deferred gain of $10.5 million (total received $28.2 million less outstanding loans of $17.7 million). This gain will be used to offset a portion of any true-up payment that is made to RUS.

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

All of the parties to the lawsuit participated in a nonbinding mediation session, but no settlement was reached. CFC is proceeding with litigation. A new judge has been assigned to the case effective March 14, 1998. Trial has been set for October 1998 in Vernal, Utah.

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

On March 20, 1998, the City of Riverside, CA ("Riverside") commenced an action against Deseret in the United States District Court for the Central District of California. Riverside is seeking (i) a declaratory judgment from the court that the Power Sales Agreement dated October 6, 1992 (the
"Power Sales Agreement") between Deseret and Riverside terminated on
March 31, 1998 and (ii) unspecified damages against Deseret.  On March
31, 1998, Deseret sought injunctive relief from a Utah State Court.  The
Utah State Court has granted a temporary restraining order that enjoins Riverside from terminating the Power Sales Agreement. The Utah proceeding has been removed to the United States District Court for the District of Utah. The temporary restraining order remains in effect until the earlier of April 17, 1998 or the date on which a preliminary injunction hearing is held before the Utah federal court.

The Power Sales Agreement requires Deseret to supply up to 52 MW to Riverside through December 31, 2009. This contract represents approximately 10% of Deseret's revenues. The impact of this action on Deseret's ability to make the payments required under the ORA has not yet
been determined.   A factor mitigating any impact is Deseret's contract with
PacifiCorp, under which PacifiCorp has agreed to purchase all excess capacity.

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

At February 28, 1998 and May 31, 1997, CFC had the following exposure to
Deseret:

(Dollar Amounts In Millions)   February 28, 1998      May 31, 1997

Loans outstanding (1)(2)            $337.3               $362.0

Guarantees outstanding:
     Tax-exempt bonds                  4.1                  5.0
     Mine equipment leases            54.6                 23.1
     Bonanza plant lease             258.1                263.7
     Total Guarantees                316.8                291.8

     Total Exposure                 $654.1               $653.8

1) From January 1, 1989 through February 28, 1998, CFC has funded a total of $185.2 million in cashflow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC. All cashflow

      NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION shortfalls funded by CFC represent an increase to loans outstanding and also represent a decrease to the principal amount of the obligations guaranteed by CFC.

2) In addition to the loans listed in the table, CFC was the servicer for $172.1 million of RUS guaranteed Grantor Trust Certificates held by the public at May 31, 1997.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

12.	Loans Guaranteed by RUS

At February 28, 1998 and May 31, 1997, CFC held $133.2 million and $138.0 million, respectively, in Trust Certificates related to the refinancing of Federal Financing Bank loans. These Trust Certificates are supported by payments from certain CFC power supply members whose payments are guaranteed by RUS.

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

Changes in Financial Condition

During the nine months ended February 28, 1998, CFC's total assets increased by $1,137.1 or 12.6% to $10,194.6 from $9,057.5 at May 31, 1997, primarily due to an increase of $1,181.8 in net loans outstanding, partially offset by a decrease of $50.8 in the debt service account. Changes to the loan portfolio included increases of $920.7 in long-term loans and $323.4 in short-term loans, partially offset by decreases of $29.2 in nonperforming and restructured loans, $15.3 in intermediate-term loans and $4.8 in RUS guaranteed loans. The debt service account decrease was due to the sinking fund related to the redemption of the $150.0, 8.5% Series U bonds on February 15, 1998.

Net loans to members represented 97% and 96% of total assets at February 28, 1998 and May 31, 1997, respectively. Long-term loans represented 86% of gross loans at February 28, 1998 and 88% at May 31, 1997. Fixed rate loans represented 45% of gross loans at February 28, 1998 and 37% at May 31, 1997, while the remaining loans carry a variable rate that may be adjusted monthly or semi-monthly. At February 28, 1998, $1,196.8 or 11.8% of gross loans were unsecured, compared to $767.8 or 8.6% at May 31, 1997. The $1,196.8 of unsecured loans at February 28, 1998 included $135.9 of temporarily unsecured loans for RUS note buyouts. Once CFC has advanced the full amount required to buyout RUS, the loan will be secured by all assets and future revenues of the borrower. At February 28, 1998, the unsecured loans, excluding the temporarily unsecured loans, were 10.5% of gross loans. All other loans were secured pro-rata with other lenders (primarily RUS), by all assets and future revenues of the borrower.

During the nine months ended February 28, 1998, CFC advanced $251.9 for the prepayment of RUS loans. To date, CFC has financed approximately 92% of the total RUS prepayments. Other lenders have lent 6% of the total and the remaining 2% was prepaid out of the members' internally generated funds. In addition, there were $43.8 in loan prepayment applications pending at RUS.

At February 28, 1998, CFC had provided $2,045.0 in guarantees, a decrease of $35.7 from the $2,080.7 at May 31, 1997. The decrease to guarantees was due to regularly scheduled principal payments and the retirement of a guarantee, partially offset by the addition of a guarantee to a subsidiary of Deseret for $34.3. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for plant and equipment. All guarantees are secured on a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets.

Also at February 28, 1998, CFC had unadvanced loan commitments of $7,607.9, an increase of $920.5 from the $6,687.4 committed at May 31, 1997. Most unadvanced loan commitments contain a material adverse change clause that would relieve CFC from its obligation to lend if the borrower's financial condition had changed materially from the time the loan was approved. Many of these commitments are provided for operational back-up liquidity. CFC does not anticipate funding the majority of the commitments outstanding during the next twelve to eighteen months.

During the nine months ended February 28, 1998, CFC's total liabilities and Members' Equity increased by $1,137.1 or 12.6% to $10,194.6 from $9,057.5 at May 31, 1997. The increase was primarily due to increases of $1,020.5 in long-term debt, $75.0 in Quarterly Income Capital Securities, $20.9 in interest payable, $12.4 in notes payable, and $10.4 in Members' Equity and Certificates.

The long-term debt increase was due to an increase of $698.6 in Collateral Trust Bonds, an increase of $226.9 in Medium-Term Notes and the increase of $95.0 in the Commercial Paper supported by revolving credit agreement. The notes payable increase was due to increases of $463.9 in Dealer Commercial Paper and $95.0 in the revolving credit agreement, offset by decreases of $149.7 in Collateral Trust Bonds due within one year, $145.6 in Euro Commercial Paper, $41.2 in direct sales of Commercial Paper and $20.0 in Bid Notes. The decrease in Members' Equity and Members' Certificates was due to the retirement of patronage capital partially offset by year-to-date net margins and by the issuance of Subordinated Certificates on new loans. The increase to notes payable was required to fund the increase in loans outstanding. The increase in interest payable was due to the increase in funds outstanding.

At February 28, 1998, CFC had loans outstanding in the amount of $4.9 classified as nonperforming and $337.3 classified as restructured. All nonperforming loans and restructured loans were on a non-accrual basis with respect to interest income. As of February 28, 1998, CFC has classified $342.2 of loans outstanding as impaired with respect to the provisions of FASB Statement No. 114. At February 28, 1998, CFC has allocated $126.0 of the loan and guarantee loss allowance for such impaired loans. During the nine months ended February 28, 1998, the amount of loans classified as impaired decreased by $29.2. This decrease was due to payments received on loans classified as impaired. The amount of the loan and guarantee loss reserve allocated for these loans was $126.0 at February 28, 1998. The amount of loan and guarantee loss allowance allocated to impaired loans did not change in-line with the balance of impaired loans, as the payments received during the nine months ended February 28, 1998, had been included in the expected future cashflows used to calculate the impairment at May 31, 1997. CFC has applied all payments received on impaired loans as a reduction to principal outstanding.

As of February 28, 1998, CFC's total exposure to nonperforming and restructured borrowers was $659.0, $342.2 in loans and $316.8 in guarantees, a decrease of $4.2 from the total of $663.2 at May 31, 1997. The total exposure decreased due to reductions to the amount of loans and guarantees outstanding to non-performing and restructured borrowers offset by CFC's guarantee of an obligation to an affiliate of Deseret. During the quarter ended August 31, 1997, CFC charged-off $2.1 related to the settlement of loans to two nonperforming borrowers that had a total of $6.5 in loans outstanding at May 31, 1997. At February 28, 1998, CFC had no amounts outstanding to these two borrowers and does not anticipate lending to either in the future.

The allowance for loan and guarantee losses increased by $13.0 to $246.2 at February 28, 1998 from $233.2 at May 31, 1997. The increase was due to an additional provision of $15.1, offset by a charge-off of $2.1. The $2.1 charge-off was a result of the Vermont EC and Vermont G & T settlements.
At February 28, 1998, the loan and guarantee loss allowance represented 2.44% of gross loans, 2.03% of gross loans and guarantees, and 71.95% of nonperforming and restructured loans, compared to 2.62%, 2.12%, and 62.79% at May 31, 1997, respectively. CFC makes regular additions to the allowance for loan and guarantee losses. These additions are required to maintain the allowance at an adequate level based on the current year-to-date increase to loans outstanding and the estimated loan growth for the next twelve months.
On a quarterly basis, CFC reviews the adequacy of the loan and guarantee loss allowance and estimates the amount of future provision that will be required to maintain the allowance at an adequate level based on estimated loan growth. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions. As of February 28, 1998, management believes that the allowance for loan and guarantee losses is adequate to cover any portfolio losses which have occurred or may occur.

Changes in the Results of Operations

CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the nine months ended February 28, 1998, CFC achieved a Times Interest Earned Ratio (TIER) of 1.12. This is the same as the 1.12 TIER for the nine months ended February 28, 1997. Management has established a 1.10 TIER as its operating target.

Operating income for the nine months ended February 28, 1998, was $466.1, an increase of $49.0 from the prior year period. The increase in operating income was due to a positive volume variance of $47.6 and a positive rate variance of $1.4. Average loans outstanding increased by $924.2 and the average yield increased by 5 basis points from the prior year period. For the nine months ended February 28, 1998, average loans outstanding were $9,443.7 and the average yield was 6.60%, compared to average loans outstanding of $8,519.5 and an average yield of 6.55% for the nine months ended February 28, 1997. CFC sets the interest rates on its loans to cover the cost of funds, general and administrative expenses, a provision for loan and guarantee losses and a reasonable TIER. As a result, the yield earned on the loan portfolio will move in conjunction with the rates in the capital markets.

CFC's cost of funds for the nine months ended February 28, 1998, totaled $396.4, an increase of $44.3 from the prior year. The increase was due to a positive volume variance of $40.8 and a positive rate variance of $3.5. The average interest rate on funds used by CFC at February 28, 1998, was 5.61%, an increase of 8 basis points compared to the average rate of 5.53% at February 28, 1997. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other instruments offset by income from the overnight investments of excess cash and the interest earnings on debt service investments.

For the nine months ended February 28, 1998 and 1997, general and administrative expenses totaled $15.6 and $15.1, respectively. General and administrative expenses for the nine months ended February 28, 1998 and 1997 represented 22 basis points of average loan volume, which is a decrease of 2 basis points from 24 basis points for the prior year period.

The provision for loan and guarantee losses for the nine months ended February 28, 1998, totaled $15.1 or 21 basis points, compared to the prior year total of $10.0 or 16 basis points. CFC has maintained the provision for loan and guarantee losses in line with management's assessment of the size and quality of the loan portfolio.

On August 12, 1997, CFC sold 23.5 acres of land adjacent to its headquarters building realizing a gain of $4.9 on the sale.

Overall, CFC's net margins for the nine months ended February 28, 1998, totaled $45.6, an increase of $3.6 from the prior year period total of $42.0.

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

At February 28, 1998, CFC had $5,197.5 in available bank credit, $2,345.0 of which is available through November 24, 2001, $2,302.5 is available through November 24, 1998 and $550.0 is available through November 25, 1998. As of February 28, 1998, CFC was in compliance with all covenants and conditions to borrowing and there were no amounts outstanding under such agreements.

As of February 28, 1998, CFC had a shelf registration for Medium-Term Notes of $109.0. As of February 28, 1998, CFC also had shelf registrations for Grantor Trust Certificates of $121.8 and $50.0 for Quarterly Income Capital
Securities.   Subsequent to the end of the quarter, CFC filed and had
declared effective new shelf registrations for $500.0 of Collateral Trust Bonds and $500.0 of Medium-Term Notes.

Member invested funds, including the loan and guarantee loss allowance, at February 28, 1998 and May 31, 1997, were $3,133.1 and $3,197.4 or 30.3% and
34.7% of CFC's total capitalization, respectively (long- and short-term debt outstanding, Members' Certificates and Equity and the loan and guarantee loss allowance).

CFC's leverage ratio was 6.14 and 5.84 at February 28, 1998 and May 31, 1997, respectively. CFC calculates leverage as the ratio of total assets, less Members' Equity, less Members' Subordinated Certificates, less Quarterly Income Capital Securities, less funding for loans guaranteed by RUS, plus guarantees divided by the sum of Members' Equity, Members' Subordinated Certificates and Quarterly Income Capital Securities. CFC's current leverage ratio is well below the limit authorized by its Board of Directors and revolving credit agreements.

The debt to equity ratio was 4.31 and 3.97 at February 28, 1998 and May 31, 1997, respectively. CFC calculates the debt to equity ratio as the ratio of total assets, less Members' Equity, less Members' Subordinated Certificates, less Quarterly Income Capital Securities, less funding for loans guaranteed by RUS, divided by the sum of Members' Equity, Members' Subordinated Certificates, Quarterly Income Capital Securities and the loan loss reserve.

The following chart schedules the maturities of CFC's fixed rate loans and fixed rate funding, including variable rate funding in which the rate has been fixed through interest rate exchange agreements. The chart is a useful tool to identify gaps in the matching of fixed rate loans with fixed rate funds.

                                        Interest-Rate Gap Analysis
                                        (Fixed Assets/Liabilities)
                                         As of  February 28, 1998
                                 FY 98     FY 99-00    FY 01-02     FY 03-07     FY 08-17     FY 18+         Total
Assets:
  Loan Amortization
    and repricing               $ 63.7     $ 867.1     $  828.5     $1,393.9     $  973.3     $ 403.4      $4,529.9

Total Assets                    $ 63.7     $ 867.1     $  828.5     $1,393.9     $  973.3     $ 403.4      $4,529.9

Liabilities and Equity:
  Long-Term Debt                $    -     $ 342.4     $  849.4     $  956.8     $  379.1     $ 450.0      $2,977.7
  Subordinated Certificates        2.3         7.1         89.0        272.9        523.0        78.8         973.1
  Equity                             -           -        125.5            -        110.0           -         235.5

Total Liabilities and Equity    $  2.3     $ 349.5     $1,063.9     $1,229.7     $1,012.1     $ 528.8      $4,186.3

Gap *                           $ 61.4     $ 517.6     $ (235.4)    $  164.2     $  (38.8)    $(125.4)     $  343.6

Cumulative Gap                  $ 61.4     $ 579.0     $  343.6     $  507.8     $  469.0     $ 343.6
Cumulative Gap as a %
     of  Total Assets             .60%       5.68%        3.37%        4.98%        4.60%       3.37%

* Loan amortization/repricing over/(under) debt maturities

CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of total assets. CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the periods listed in the above table. At February 28, 1998, CFC had $63.7 in fixed rate assets amortizing or repricing and $2.3 in fixed rate liabilities maturing during the remainder of fiscal year 1998. The difference, $61.4, represents the amount of CFC's assets that are not considered match-funded as to interest rate. CFC's difference of $61.4 at February 28, 1998 represents 0.60% of total assets.

Variable rate loans are repriced monthly and are funded with variable rate liabilities that are also priced monthly and as such are considered to be match-funded with respect to interest rate.

At February 28, 1998 and May 31, 1997, CFC was a party to interest rate exchange agreements totaling $753.7 million. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. At both of the above dates, CFC was using interest rate exchange agreements to fix the interest rate on $603.7 million as of February 28, 1998 and $238.8 as of May 31, 1997 of its variable rate commercial paper. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $150.0 million of Collateral Trust Bonds were issued and CFC's variable commercial paper rate. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

Part II



Item 1, Legal Proceedings.
		None.

Item 2, Changes in Securities.
		None.

Item 3, Defaults upon Senior Securities.
		None.

Item 4, Submission of Matters to a Vote of Security Holders.
		None.

Item 5, Other Information.
		None.

Item 6,

	A.  Exhibits

              27  - Financial Data Schedules.



	B.  Reports on Form 8-K.

              Item 7 on December 4, 1997 - Filing of an amendment to the
              Agency Agreement dated June 1996 between   the Company and the
              agents named therein, relating to the distribution of the Company's Medium-Term Notes, Series C, within the United States.

              Item 7 on January 15, 1998 - Filing of Underwriting Agreement for 6% Collateral Trust Bonds, due 2004.

              Item 7 on February 9, 1998 - Filing of Underwriting Agreement for 6.20% Collateral Trust Bonds, due 2008.

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



                                      NATIONAL RURAL UTILITIES
                                      COOPERATIVE FINANCE CORPORATION






      /s/  Steven L. Lilly
      Chief Financial Officer

April 14, 1998



      /s/  Angelo M. Salera
      Controller (Principal Accounting Officer)


April 14, 1998