Form 10-K
period 1998-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1998-08-31
CIK 70502

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-K
X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended May 31, 1998
                                   OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from         to
                    Commission File Number 1-7102

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

 9.00%   Collateral Trust Bonds, Series V,    Due 2021  New York Stock Exchange
 8.00%   Quarterly Income Capital Securities  Due 2045  New York Stock Exchange
 7.65%   Quarterly Income Capital Securities  Due 2046  New York Stock Exchange
 7.375%  Quarterly Income Capital Securities  Due 2047  New York Stock Exchange

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

                  DOCUMENTS INCORPORATED BY REFERENCE:
None

                   TABLE OF CONTENTS

Part No. Item No.                                                         Page

I.        1.     Business                                                   1
                   General                                                  1
                   Members                                                  1
                      Distribution Systems                                  2
                      Power Supply Systems                                  3
                      Service Organizations and Associate Member Systems    3
                      Telephone Systems                                     3
                   Loan Programs                                            3
                      Interest Rates on Loans                               5
                      Electric Loan Programs                                5
                      Telecommunications Loan Programs                      6
                      Associate Member Loans                                7
                      RUS Guaranteed Loans                                  7
                      Largest Borrowers                                     8
                      Credit Limitation                                     8
                      Loan Security                                         8
                      Conversion of Loans                                   9
                      Prepayment of Loans                                   9
                      Pledging of Loans                                     9
                   Guarantee Programs                                       9
                      Guarantees of Pollution Control Facility and
                          Utility Property Financings                       9
                      Guarantees of Lease Transactions                     10
                      Guarantees of Tax Benefit Transfers                  10
                      Other                                                10
                   CFC Financing Factors                                   10
                      Members' Subordinated Certificates                   11
                      Members' Equity                                      11
                      Debt Issuance                                        11
                      Interest Rate Exchange Agreements                    12
                      Revolving Credit Agreements                          12
                   Tax Status                                              13
                   Investment Policy                                       13
                   CFC Lending Competition                                 13
                   Member Regulation and Competition                       14
                      Electric Systems                                     14
                      Telephone Systems                                    15
                   Employees                                               16
                   The RUS Program                                         16
                   Member Financial Data                                   17
          2.     Properties                                                23
          3.     Legal Proceedings                                         23
          4.     Submission of Matters to a Vote of Security Holders       23
II.       5.     Market for the Registrant's Common Equity and
                     Related Stockholder Matters                           24
          6.     Selected Financial Data                                   24
          7.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   25
          8.     Financial Statements and Supplementary Data               40
          9.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                   40
III.     10.     Directors and Executive Officers of the Registrant        41
         405     Compliance with Section 16(a) of the Exchange Act         45
         11.     Executive Compensation                                    45
         12.     Security Ownership of Certain Beneficial Owners and
                     Management                                            47
         13.     Certain Relationships and Related Transactions            47
IV.      14.     Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K                                           48

                             Part I

Item 1. 	Business.

General

National Rural Utilities Cooperative Finance Corporation (the
"Company" or "CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a dependable source of low cost capital and state-of-the-art financial products and services. CFC provides its members with a source of financing to supplement the loan programs of the Rural Utility Service ("RUS") of the United States Department of Agriculture, CFC will also lend 100% of the loan requirement for those members electing not to borrow from RUS. CFC is owned by and makes loans primarily to its rural utility system members ("Utility Members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides guarantees to its members for tax-exempt financings of pollution control facilities, properties constructed or acquired by its members, taxable debt in connection with certain lease and various other transactions. CFC is exempt from federal income taxes under the provisions of IRS code section 501(c)(4). CFC has formed two affiliated corporations that are controlled by CFC through majority representation on the companies' boards of directors.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a taxable cooperative association in the State of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing financing to its rural telecommunication members and affiliates. RTFC's bylaws and voting members' agreement require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. CFC is the sole source of external funding for RTFC.

Guaranty Funding Cooperative ("GFC") was organized in December
1991 as a taxable cooperative association owned by its member rural electric systems and CFC to provide a source of funds for members to refinance the Rural Utilities Service ("RUS"), guaranteed debt previously held by the Federal Financing Bank of the United States Treasury
("FFB"). GFC is a controlled affiliate of CFC (the majority of its directors are appointed by CFC). All loans from GFC are guaranteed by RUS. CFC is the sole source of external funding for GFC.

Except as indicated, financial information presented herein includes CFC, RTFC and GFC on a combined basis.

Members

CFC had 1,052 members as of May 31, 1998, including 903 Utility Members, virtually all of which are consumer-owned cooperatives, 75 service members and 74 associate members. The Utility Members included 835 distribution systems and 68 generation and transmission ("power supply") systems operating in 46 states and U.S. territories.

CFC currently has five classes of members: Class A-cooperative or nonprofit distribution systems; Class B-cooperative or nonprofit power supply systems which are federations of Class A or other Class B members; Class C-statewide and regional associations which are wholly-owned or controlled by Class A or Class B members; Class D-national associations of cooperatives; and Class E-associate members-nonprofit groups or entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide non-electric services primarily for the benefit of ultimate consumers. Associate members are not entitled to vote at any meeting of the members and are not eligible to be represented on CFC's Board of Directors.

RTFC had 491 members as of May 31, 1998. Membership in RTFC is limited to CFC and commercial or cooperative (non-profit) telephone systems eligible to receive loans or other assistance from RUS and which are engaged (or plan to be engaged) in providing telecommunication services to ultimate users and affiliates of such corporations.

GFC had four members as of May 31, 1998. Membership in GFC is limited to CFC and cooperative or nonprofit Utility Member systems who have refinanced all or a portion of their FFB debt through CFC.

Set forth below is a table showing by State or U.S. territory the total number of CFC, RTFC and GFC members (memberships in each other have been eliminated and corporations which belong to more than one of CFC, RTFC and

GFC have been counted only once), the percentage of total loans and the percentage of total loans and guarantees outstanding at May 31, 1998.

                    Number          Loan and                    Number          Loan and
                      of      Loan  Guarantee                     of      Loan  Guarantee
                   members      %      %                        members     %      %
Alabama               32      1.4%    1.7%      Montana           38      1.6%    1.3%
Alaska                28      1.3%    1.1%      Nebraska          39      0.1%    0.1%
American Samoa         1      0.0%    0.0%      Nevada             5      0.6%    0.5%
Arizona               20      0.8%    1.1%      New Hampshire      7      2.5%    2.1%
Arkansas              29      2.8%    3.3%      New Jersey         1      0.1%    0.1%
California            10      0.3%    0.3%      New Mexico        18      0.8%    0.7%
Colorado              39      3.3%    2.9%      New York          14      0.1%    0.1%
Delaware               1      0.2%    0.1%      North Carolina    46      3.7%    4.0%
District of Columbia   5      1.2%    1.0%      North Dakota      35      0.5%    0.4%
Florida               21      4.0%    5.8%      Ohio              40      1.4%    1.2%
Georgia               73      7.7%    6.5%      Oklahoma          52      2.8%    2.7%
Guam                   1      0.0%    0.0%      Oregon            38      2.1%    1.8%
Idaho                 16      0.9%    0.8%      Pennsylvania      23      1.0%    0.9%
Illinois              55      4.3%    3.6%      South Carolina    39      3.0%    2.9%
Indiana               55      1.4%    2.1%      South Dakota      52      1.5%    1.3%
Iowa                 105      2.5%    2.2%      Tennessee         25      0.9%    0.7%
Kansas                52      2.8%    2.7%      Texas            117     12.6%   11.6%
Kentucky              35      2.0%    3.1%      Utah              11      3.7%    5.6%
Louisiana             18      1.7%    1.4%      Vermont            9      0.5%    0.4%
Maine                  9      0.5%    0.4%      Virgin Islands     1      2.0%    1.7%
Maryland               2      0.8%    0.7%      Virginia          29      2.2%    2.2%
Massachusetts          1      0.0%    0.0%      Washington        22      0.8%    0.7%
Michigan              26      2.5%    2.1%      West Virginia      4      0.0%    0.0%
Minnesota             72      4.3%    4.7%      Wisconsin         66      2.4%    1.9%
Mississippi           26      2.3%    2.5%      Wyoming           15      1.1%    1.0%
Missouri              65      3.0%    4.0%      Total Members  1,543    100.0%  100.0%

Distribution Systems
Distribution systems are utilities engaged in retail sales of electricity to consumers in their service area. Most distribution systems have all-requirements power contracts with their power supply systems, which are owned and controlled by the member systems. The wholesale power contracts between the distribution systems and the power supply systems provide for rate adjustments to cover the costs of supplying power, although in certain cases such adjustments must be approved by regulatory agencies. Wholesale power for resale also comes from other sources, including power supply system contracts with government agencies, investor-owned utilities and other entities, and in rare cases, the cooperative's own generating facilities.

Wholesale power supply contracts ordinarily guarantee neither an uninterrupted supply nor a constant cost of power. Contracts with RUS financed power supply systems (which generally require the distribution system to purchase all its power requirements from the power supply system) provide for rate increases to pass along increases in sellers' costs. The wholesale power contracts permit the power supply system, subject to approval by RUS and, in certain circumstances, regulatory agencies, to establish rates to its members so as to produce revenues sufficient, with revenues from all other sources, to meet the costs of operation and maintenance (including, without limitation, replacements, insurance, taxes and administrative and general overhead expenses) of all generating, transmission and related facilities, to pay the cost of any power and energy purchased for resale, to pay the costs of generation and transmission, to make all payments on account of all indebtedness and leases of the power supply system and to provide for the establishment and maintenance of reasonable reserves. The rates under the wholesale power contracts are required to be reviewed by the Board of Directors of the power supply system at least annually.

Power contracts with investor-owned utilities and power supply systems which do not borrow from RUS generally have rates subject to regulation by the Federal Energy Regulatory Commission ("FERC"). Contracts with Federal agencies generally permit rate changes by the selling agency (subject, in some cases, to Federal regulatory approval).

Power Supply Systems
Power supply systems are utilities which purchase or generate electric power and provide it wholesale to distribution systems for delivery to the ultimate retail consumer. Of the 63 operating power supply systems financed in whole or in part by RUS or CFC at December 31, 1997, 62 were cooperatives owned directly or indirectly by groups of distribution systems and one was government owned. Of this number, 39 had generating capacity of at least 100 megawatts, and nine had no generating capacity. Eight of the nine systems with no generating capacity operated transmission lines to supply certain distribution systems. Certain other power supply systems had been formed but did not yet own generating or transmission facilities.

At December 31, 1997, the 57 power supply systems reporting to CFC owned interests in 155 generating plants representing generating capacity of approximately 32,066 megawatts, or approximately 5.7% of the nation's estimated electric generating capacity, and served 709 RUS distribution system borrowers. Certain of the power supply systems which lease generating plants from others operate these facilities to produce their power requirements. Of the power supply systems' total generating capacity in place as of December 31, 1997, steam plants accounted for 90.9% (including nuclear capacity representing approximately 10.5% of such total generating capacity), internal combustion plants accounted for 6.8% and hydroelectric plants accounted for 2.3%.

Service Organizations and Associate Member Systems
Service organizations include the National Rural Electric Cooperative Association ("NRECA"), which represents cooperatives nationally, as well as the statewide cooperative associations, which represent the
cooperatives within the state.   Associate members include organizations
that are nonprofit groups or entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide non-electric services primarily for the benefit of ultimate consumers.

Telephone Systems
Telephone systems include not-for-profit cooperative organizations and for-profit commercial organizations that provide telecommunications services to rural areas.

Independent rural telephone companies provide service in the majority of America's rural areas. These companies, which number approximately 1,000, are called independent because they are not affiliated with the Bell operating companies or other large holding companies. The majority of these independent rural telephone companies are small, family-owned or privately-held commercial companies. A handful of these commercial companies are publicly traded. In addition, there are approximately 280 not-for-profit cooperative telephone companies.

Rural telephone companies serve approximately 5 million customers in 48 states, and range in size from fewer than 50 customers to more than 50,000. Rural telephone companies' annual operating revenues range from less than $100,000 to $50 million. In addition to basic telephone service, most independents offer other communications services ranging from wireless to cable TV to Internet access. Most rural telephone companies' networks are state-of-the-art, incorporating digital switching, fiber optics and other advanced technologies.

Loan Programs

CFC offers long-term loans with maturities of up to 35 years, intermediate-term loans with maturities of up to five years, and line of credit loans. Long-term and intermediate-term loans are available at fixed or variable interest rates and line of credit loans are available only at a variable interest rate. Long-term loans are generally secured by a first mortgage lien on all assets and revenues of the borrower. Intermediate-term loans may be secured or unsecured and line of credit loans are generally unsecured. On line of credit loans with a maturity of more than one year, the outstanding balance is generally required to be paid down to zero for five consecutive days during each year. CFC makes loans to borrowers on a concurrent basis with RUS (generally 70% RUS / 30%
CFC) and will also make 100% loans to borrowers electing not to borrow from RUS.

All borrowers must forward annual audited and interim financial statements to CFC. Borrowers also must supply various other representations in an officer's certificate, and maintain certain levels of financial performance as prescribed under each loan program.

Set forth below is a table showing loans outstanding to borrowers as of May 31, 1998, 1997 and 1996 and the weighted average interest rates thereon and loans committed but unadvanced to borrowers at May 31, 1998.

                                                         Loans outstanding and weighted average interest           Loans committed
                                                                    rates thereon at May 31,                      but unadvanced at
(Dollar Amounts In Thousands)                             1998                 1997                   1996        May 31,1998(A)(B)
Long-term fixed rate secured loans(C):
   Distribution Systems (D)                      $3,857,645   6.95%    $2,503,890   7.20%    $2,380,587   7.29%     $     101,083
   Power Supply Systems (D)                         349,038   7.43%       239,381   7.54%       247,556   7.71%            10,787
   Telecommunication Organizations                  222,733   8.05%       148,566   8.53%       134,497   8.66%                 -
   Service Organizations (D)                         76,102   8.63%        82,634   8.62%        77,205   8.03%             5,407
   Associate Members                                  6,844   7.29%         1,512  10.25%         1,542  10.25%             4,907
        Total long-term fixed rate secured loans  4,512,362   7.07%     2,975,983   7.33%     2,841,387   7.41%           122,184

Long-term variable rate secured loans (E):
   Distribution Systems                           2,693,266   6.55%     3,209,472   6.55%     2,717,494   6.45%         2,622,181
   Power Supply Systems                             409,039   6.55%       281,368   6.55%       202,249   6.45%           878,282
   Telecommunication Organizations                1,131,561   6.65%       875,135   6.65%       764,911   6.55%           276,104
   Service Organizations                             64,538   6.55%        54,802   6.55%        46,376   6.45%           113,190
   Associate Members                                 42,972   6.31%        48,186   6.29%        47,541   6.19%            11,705
        Total long-term variable rate
         secured loans                            4,341,376   6.57%     4,468,963   6.57%     3,778,571   6.47%         3,901,462

Refinancing variable rate loans guaranteed
 by RUS:
   Power Supply Systems                             133,195   6.36%       137,984   6.49%       416,637   6.47%                 -

Intermediate-term secured loans:
   Distribution Systems                               4,479   6.70%        12,530   6.70%         4,831   6.60%            20,239
   Power Supply Systems                             134,574   7.48%       198,985   6.70%        53,614   6.60%           193,894
   Telecommunication Organizations                       86   7.25%             -      -              -      -                  -
   Service Organizations                             12,149   6.70%        14,592   6.70%        27,652   6.60%             9,379
        Total intermediate-term secured loans       151,288   7.39%       226,107   6.70%        86,097   6.60%           223,512

Intermediate-term unsecured loans:
   Distribution Systems                             114,747   6.70%        72,860   6.70%        16,019   6.45%            63,942
   Power Supply Systems                              83,374   6.70%        43,129   6.70%        28,957   6.45%           124,581
   Telecommunication Organizations                   15,495   7.25%        13,683   7.25%        12,048   6.80%            15,457
        Total intermediate-term unsecured loans     213,616   6.74%       129,672   6.76%        57,024   6.52%           203,980

Line of credit loans (F):
   Distribution Systems                             587,193   6.70%       473,639   6.70%       409,664   6.60%         2,915,512
   Power Supply Systems                              48,991   6.70%        25,051   6.70%        25,763   6.60%           955,958
   Telecommunication Organizations                  205,026   7.25%        61,779   7.25%        63,813   7.15%           371,457
   Service Organizations                             38,979   6.70%        27,420   6.70%        23,467   6.60%           130,687
   Associate Members                                 13,832   6.70%        13,417   6.70%         9,240   6.60%            20,492
        Total line of credit loans                  894,021   6.83%       601,306   6.76%       531,947   6.67%         4,394,106
Nonperforming loans (G):
   Distribution Systems                                   -      -          1,705   7.21%         1,739   7.20%                 -
   Power Supply Systems                               2,159   6.55%         7,723   6.64%        23,555   6.48%                 -
   Associate Members                                  1,921   6.25%             -      -              -      -                  -
        Total nonperforming loans                     4,080   6.41%         9,428   6.75%        25,294   6.53%                 -

Restructured loans (G):
   Distribution Systems                                   -      -              -      -          2,576  18.37%                 -
   Power Supply Systems                             329,538   7.17%       361,961   8.32%       205,074   9.13%                 -
   Service Organizations                                  -      -              -      -          1,711   6.45%                 -
        Total restructured loans                    329,538   7.17%       361,961   8.32%       209,361   9.22%                 -

        Total loans                              10,579,476   6.70%     8,911,404   6.81%     7,946,318   6.85%         8,845,244
Less:  Allowance for loan losses                    250,131               233,208               218,047                         -

        Net loans                               $10,329,345            $8,678,196            $7,728,271                $8,845,244

(A) The interest rates in effect at August 3, 1998, for loans to electric members were 6.85% for long-term loans with a seven-year fixed rate term, 6.55% on variable rate long-term loans and 6.70% on intermediate-term loans and lines of credit. The rates in effect at August 3, 1998, on loans to telecommunication organizations were 7.25% for long-term loans with a seven-year fixed rate term, 6.65% on long-term variable rate loans, 6.90% on intermediate-term loans and 7.25% on lines of credit. The rates in effect at August 3, 1998, on loans to associate members were 7.15% for long-term loans with a seven-year fixed rate term, 6.55% on long-term variable rate loans and 6.70% on lines of credit.

(B) Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. Long-term unadvanced commitments that do not have an interest rate associated with the commitment have been listed with the variable rate loans. Rates, fixed or variable, are set at the time of each advance on the amount of the advance.

(C) Includes $121.6 million, $38.4 million and $198.3 million of unsecured loans at May 31, 1998, 1997 and 1996.

(D) During fiscal year 1999, $330.0 million of such outstanding fixed rate loans, which currently have a weighted average interest rate of 7.32% per annum, will become subject to rate adjustment. During the first quarter of calendar year 1998, long-term fixed rate loans totaling
    $47.6 million had their interest rates adjusted. These loans will be eligible to readjust their interest rate again during the first quarter of calendar year 1999 to the lowest long-term fixed rate offered during 1998 for the term selected. At January 1 and May 31, 1998, the seven-year long-term fixed rate was 6.95% and 6.85%, respectively.

(E) Includes $53.3 million, $112.4 million and $84.6 million of unsecured loans at May 31, 1998, 1997 and 1996.

(F) Includes $81.4 million, $99.1 million and $92.7 million of secured loans at May 31, 1998, 1997 and 1996.

(G) The rates on nonperforming and restructured loans are the weighted average of the stated rates on such loans as of the dates shown and do not necessarily represent the interest recognized by CFC from such loans.

Interest Rates on Loans
CFC's goal as a non-profit cooperatively owned finance company is to set its rates at levels that will provide its members with the lowest cost financing as well as to maintain sound financial results required to obtain the highest credit ratings possible on its debt instruments. CFC sets its interest rates based on the cost of funding plus provisions for general and administrative expenses, the loan and guarantee loss allowance and a reasonable net margin. Various discounts from the stated interest rates are available to borrowers meeting certain criteria related to performance, number of creditors and loan volume.

Set forth below are the weighted average interest rates earned by CFC (recognized on a cash basis in the case of nonperforming and restructured loans) on all loans outstanding during the fiscal years ended May 31:

                           INTEREST RATES EARNED ON LOANS
                                              1998    1997    1996
         Long-term fixed rate                 7.12%   7.65%   7.92%
         Long-term variable rate              6.53%   6.25%   6.30%
         Telecommunication organizations      7.05%   6.73%   6.86%
         Refinancing loans guaranteed by RUS  6.32%   6.36%   6.75%
         Intermediate-term                    7.08%   7.08%   6.57%
         Short-term                           6.74%   6.40%   6.49%
         Associate members                    6.65%   6.42%   6.46%
         Nonperforming                        0.00%   0.00%   0.25%
         Restructured                         0.00%   0.56%   1.49%

         All loans                            6.60%   6.58%   6.77%

Electric Loan Programs

Long-Term Loans
Long-term loans are generally for terms of up to 35 years. A borrower can select a fixed interest rate for periods of one to 35 years or the variable rate. Upon the expiration of the selected fixed interest rate term, the borrower must select another fixed rate term for a period that does not exceed the remaining loan maturity or select the variable rate. A borrower may elect to switch their fixed rate loan to a variable rate loan at any time and may be subject to a conversion fee. A borrower may convert their variable rate loan to a fixed rate loan at any time, without a fee. Long-term fixed rates are set daily by CFC and the long-term variable rate is set on the first day of each month. The fixed rate on a loan is determined on the day the loan is advanced based on the rate term selected. A borrower may divide their loan into various mini-notes. The borrower then has the option of selecting a fixed or variable interest rate for each mini-note. Long-term loans are generally secured by a mortgage on all assets and revenues of the borrower on a pari passu basis with RUS. Long-term loans may be prepaid by the borrower at any time, subject to the payment of a prepayment premium.

To be eligible for long-term loan advances, distribution systems must maintain an average modified debt service coverage ratio ("MDSC"), as defined in the loan agreement, of 1.35 or greater. The distribution systems must also be in good standing with CFC and their states of incorporation, supply evidence of proper corporate authority and deliver to CFC annual audited financial statements. The minimum eligibility requirements for power supply systems are an average times interest earned ratio ("TIER") and MDSC, as described in the loan agreement, of
1.0. Loans to power supply systems are considered on a case by case basis depending on the amount of the loan, the intended use of funds, the financial condition of the borrower and any guarantees that may be provided by a third party, including RUS and the member distribution
systems.   CFC has in the past and may in the future make long-term
loans to distribution and power supply systems that do not meet the
minimum lending criteria.   During the five years ended May 31, 1998,
5.1% of the dollar amount of long-term loans approved were to borrowers that did not meet the minimum lending criteria.

Intermediate -Term Loans and Line of Credit Loans
Intermediate-term loans are generally for terms of one year to five years. Intermediate-term loans can be advanced at a fixed interest rate or at a variable interest rate. Line of credit loans may only be advanced at a variable interest rate. The intermediate-term loan and line of credit loan variable interest rate is set on the first day of each month. Intermediate-term loans may be secured or unsecured and line of credit loans are generally unsecured. Line of credit loans with maturities of greater than one year generally must be paid down to a zero outstanding balance for five consecutive days during each year.
The rates on intermediate-term loans may not be converted from variable to fixed or from fixed to variable. Intermediate-term loans may be prepaid at any time, subject to the payment of a prepayment premium. Line of credit loans may be prepaid at any time, without a premium.

To be eligible for an intermediate-term loan or line of credit loan, distribution and power supply borrowers must be in good standing with CFC and demonstrate their ability to repay the loan.

Power Vision
Power Vision is a program that CFC launched during fiscal year 1998. Under the Power Vision program, CFC distribution system borrowers were pre-approved for loans up to a maximum amount based on an evaluation of their financial condition and operating results. To establish a commitment for the pre-approved loan amount, the borrower has only to complete the required loan documents and obtain the approval of its board of directors. The committed amounts are available to the borrower for a period of five years. The borrower may request advance of funds under any of the loan programs available to electric systems, subject to the conditions previously described for each loan program.

Telecommunications Loan Programs

Long-Term Loans
CFC makes long-term loans to rural telephone companies and their affiliates for the acquisition of and the construction or upgrade of wireline telephone systems, wireless telephone systems, fiber optic networks and cable television systems as well as other legitimate corporate purposes. Long-term loans are generally for periods of up to 15 years. Loans may be advanced at a fixed or variable interest rate. Fixed rates are generally available for periods from 1 year to 15 years. Upon the expiration of the selected fixed interest rate term, the borrower must select another fixed rate term for a period that does not exceed the remaining loan maturity or select the variable rate. A borrower may elect to switch their fixed rate loan to a variable rate loan at any time and may be subject to a conversion fee. A borrower may convert their variable rate loan to a fixed rate loan at any time, without a fee. Long-term fixed rates for telephone loans are set daily by CFC and the long-term variable rate is set on the first day of each month. The fixed rate on a loan is determined on the day the loan is advanced based on the rate term selected. A borrower may divide their loan into various mini-notes. The borrower then has the option of selecting a fixed or variable interest rate for each note. Long-term loans are generally secured by a mortgage on all assets and revenues of the borrower and may be further supported by guarantees from affiliated companies. Long-term loans may be prepaid by the borrower at any time, subject to the payment of a prepayment premium.

A wireline telephone system generally must be able to demonstrate the ability to achieve and maintain an annual DSC and an annual TIER of
1.25 and 1.50, respectively, to borrow from CFC. A cable television system, fiber optic network or cellular telephone system generally must be able to demonstrate the ability to achieve and maintain an annual DSC of
1.25 to borrow from CFC. Loans made to start-up ventures using emerging technologies are evaluated based on the quality of the business plan and the level and quality of credit support from established companies. Based on the business plan, specific covenants are developed for each transaction which require performance at levels sufficient to repay the CFC obligations under the approved terms.

Security for long-term loans made to RUS telecommunications borrowers generally consists of a first mortgage lien on the assets and revenues of the system on a pari passu basis with RUS. Security from non-RUS telecommunications borrowers is considered on a case-by-case basis, but generally a loan will not exceed 80% of the estimated value of the collateral. At May 31, 1998, a total of $178.0 million or 11.3% of CFC telecommunications loans outstanding were unsecured.

Intermediate-Term Loans and Line of Credit Loans
CFC provides intermediate-term equipment financing to telecommunications borrowers for periods up to five years. These loans are provided on an unsecured basis and are used to finance the purchase and installation of central office equipment, support assets and other communications equipment. Intermediate-term equipment financing loans are generally made to operating telephone companies with an equity level of at least 25% of total assets and which have achieved a DSC ratio for each of the previous two calendar years of at least 1.75.

CFC also provides line of credit loans to telecommunication systems for periods of up to five years. These line of credit loans are typically in the form of a revolving line of credit which requires the borrower to pay off the balance for five consecutive business days at least once during each 12-month period. These line of credit loans are provided on an unsecured basis and are used primarily for normal cash management. Line of credit loans are available to telecommunication systems generally in amounts not to exceed the greater of five percent of total assets or 25% of equity in excess of 35% of total assets.

Interim financing line of credit loans are also made available to CFC telecommunications members which have an RUS and/or Rural
Telephone Bank ("RTB") loan pending and have received approval from RUS to obtain interim financing. These loans are for terms up to 24 months and must be retired with advances from the RUS/RTB long-term loans.

Associate Member Loans

Long-term Loans
CFC makes long-term loans to associate members for periods of up to 35 years. Loans may be advanced at a fixed or variable interest rate. Fixed rates are available for periods from 1 year to 35 years. Upon the expiration of the selected fixed interest rate term, the borrower must select another fixed rate term for a period that does not exceed the remaining loan maturity or select the variable rate. A borrower may elect to switch their fixed rate loan to a variable rate loan at any time and may be subject to a conversion fee. A borrower may convert their variable rate loan to a fixed rate loan at any time, without a fee. Long-term fixed rates for associate member loans are set daily by CFC and the long-term variable rate is set on the first day of each month. The fixed rate on a loan is determined on the day the loan is advanced based on the rate term selected. A borrower may divide their loan into various mini-notes. The borrower then has the option of selecting a fixed or variable interest rate for each mini-note. Long-term loans are generally secured by a mortgage on all assets and revenues of the borrower and/or a guarantee from a
Utility Member.   Long-term loans may be prepaid by the borrower at any
time, subject to the payment of a prepayment premium.

Intermediate-Term Loans and Line of Credit Loans
CFC also provides intermediate-term loans and line of credit loans to associate members for periods of up to five years. The line of credit loans are generally revolving lines of credit which may require the borrower to pay off the balance for five consecutive business days during each 12-month period. Line of credit loan interest rates are set monthly (and may be adjusted semi-monthly). Generally, these loans are secured by a guarantee from a Utility Member of CFC.

RUS Guaranteed Loans
Congress enacted legislation which allowed certain systems to prepay existing borrowings from the FFB without prepayment penalties or fees.
CFC established a program under which it made long-term loans to members for the purpose of prepaying these loans which are guaranteed by RUS. Each note evidencing such a loan was issued to a trust which in turn issued certificates evidencing its ownership to CFC. The principal and interest payments on these notes are guaranteed by RUS. Under RUS loan repayment regulations, the note rate may not exceed the rate borne by the system's prepaid borrowings from the FFB adjusted to reflect savings accrued since prepayment of the note compared with the rate on the prepaid borrowing. The systems are required to pay service fees to CFC in connection with these transactions. All of these certificates that have not been sold in public offerings have been transferred to GFC ($133.2 million outstanding at May 31, 1998). In addition, CFC services $323.2 million of these loans for trusts, the certificates of which have been sold in public offerings. The proposed level of authority for RUS loan guarantees for the fiscal year beginning October 1, 1998, has increased to $700 million, from $300 million for the current year. CFC may participate as an eligible lender under the RUS loan guarantee program.

Largest Borrowers
At May 31, 1998, the ten largest borrowers had outstanding loans from CFC totaling $1,397.1 million, which represented approximately 13.3% of CFC's total loans outstanding. At May 31, 1998, outstanding guarantees for these same ten borrowers totaled $976.2 million which represented 46.9% of CFC's total guarantees outstanding. CFC's ten largest credit exposures represented 19% of total exposure at May 31, 1998 and 22% at May 31, 1997. On those dates, no member had outstanding loans and guarantees in excess of 10% of the aggregate amount of CFC's outstanding loans and guarantees; however, one of the ten largest borrowers, Deseret Generation & Transmission Co-operative ("Deseret"), was in financial difficulty (see Note 10 to Combined Financial Statements). At May 31, 1998, loans outstanding to Deseret accounted for 3.1% of total loans outstanding. Guarantees outstanding to Deseret accounted for 15.2% of total guarantees outstanding. Total loans and guarantees outstanding to Deseret equaled 36.7% of total Members' Equity, Members' Subordinated Certificates and the allowance for loan losses. At May 31, 1998, CFC had $3,187 million in loans outstanding, excluding loans guaranteed by RUS, and $1,757 million in guarantees outstanding, to its largest 40 borrowers, representing 31% of total loans outstanding and 85% of total guarantees outstanding. Credit exposure to the largest 40 borrowers represented 39% of total credit exposure at May 31, 1998, compared to 42% at May 31, 1997. At May
31, 1998, no borrower had more than 6% of total loans (excluding loans guaranteed by RUS) and guarantees outstanding.

Credit Limitation
CFC maintains credit underwriting standards and other on-going credit procedures so that, under "worst case" scenarios, any potential loss to a single borrower will not exceed 10% of defined net worth. CFC calculates a weighted total exposure for each borrower by applying a risk factor to each category of exposure and giving the borrower credit for their equity investments. The weighted exposure is then compared against the credit limitation, 10% of defined net worth. Defined net worth is the sum of Members' Equity, Members' Subordinated
Certificates and the allowance for loan and guarantee losses. As of May 31, 1998, all borrowers were within CFC's policy limit.

Loan Security
CFC typically makes long-term loans to its members on a secured basis. Intermediate-term loans may be secured, as determined on a case by case basis. Line of credit loans are generally unsecured. At May 31, 1998, a total of $1,201.1 million of loans were unsecured representing 11.4% of total loans and 9.5% of total loans and guarantees. CFC's long-term loans are typically secured pro-rata with other secured lenders (primarily
RUS) by all assets and future revenues of the borrower. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

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

Events of default under the long-term mortgages include default in the payment of the mortgage notes, default (continuing after grace periods in some cases) in the performance of the covenants in the loan agreements or the mortgages and events of bankruptcy and insolvency. Under common mortgages securing long-term CFC loans to distribution system members, RUS has the sole right to exercise remedies on behalf of all holders of mortgage notes for 30 days after default. If RUS does not act within 30 days or if RUS is not legally entitled to act on behalf of all noteholders, CFC may exercise remedies. Under common mortgages securing long-term CFC loans to, or guarantee reimbursement obligations of, power supply members, RUS retains substantial control over the exercise of mortgage remedies. RUS holds the loan security on loans for which it has provided a guarantee.

Conversion of Loans
A borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time, without a fee. A borrower may convert a fixed rate to another fixed rate for a longer pricing term at any time, without a fee. A borrower is allowed to convert a fixed interest rate to a variable interest rate at any time, subject to a fee. Intermediate-term loans and line of credit loans do not offer conversion options. There is no fee on the conversion of a fixed interest rate to a variable interest rate at the end of a fixed rate term. The fee on the conversion of a fixed interest rate to a variable interest rate at all other times ranges from 25 to 50 basis points of the outstanding loan amount plus an amount to cover the funding loss on the remainder of the current fixed rate term.

Prepayment of Loans
Borrowers may prepay long-term loans at any time, subject to the payment of a prepayment premium. Long-term loans prepaid before the maturity of the fixed rate term will be assessed a prepayment premium ranging from 33 to 50 basis points of the outstanding loan balance at the time of prepayment. In addition, long-term loans with a fixed interest rate which have a rate greater than the current rate for the same remaining term will be assessed a premium to cover funding losses. Line of credit loans may be prepaid at any time, without a premium.

Pledging of Loans
CFC pledges long-term secured distribution member loans as collateral to secure its Collateral Trust Bonds. CFC must maintain collateral on deposit with the Trustee in a principal amount at least equal to the balance of Collateral Trust Bonds outstanding. At May 31, 1998 and 1997, CFC had $1,930.9 million and $1,294.5 million, respectively, of collateral on deposit and $1,902.1 million and $1,002.1 million of Collateral Trust Bonds outstanding. CFC may withdraw specific collateral at any time, provided that the principal balance of notes or cash or eligible securities on deposit after withdrawal is greater than the amount of bonds outstanding. At least annually, CFC provides the trustee with a report of the principal amount of all collateral pledged.

Guarantee Programs

Substantially all guarantees have been provided on behalf of power supply members. Set forth below is a table showing CFC's guarantees:

<CAPTION                                                        May 31,
(Dollar Amounts In Thousands)                       1998          1997         1996
Long-term tax-exempt bonds                      $1,148,500*   $1,190,925*   $1,317,655*
Debt portions of leveraged lease transactions      437,175       418,916       432,516
Indemnifications of tax benefit transfers          312,771       338,264       363,702
Other guarantees                                   136,048       132,566       135,567
                  Total                         $2,034,494    $2,080,671    $2,249,440

* Includes $1,017.8 million, $1,043.2 million and $1,168.9 million at May 31, 1998, 1997 and 1996, respectively, of adjustable rate pollution control bonds which can be tendered for purchase at specified times at the option of the holders (in the case of $252.8 million, $260.7 million and $370.1 million of such bonds outstanding at May 31, 1998, 1997 and 1996, respectively, at any time on seven days' notice, in the case of $235.6 million, $242.3 million and $248.8 million outstanding at May 31, 1998, 1997 and 1996, respectively, at any time on a minimum of one day's notice and in the case of the remainder on a five-week or semiannual basis). CFC has agreed to purchase any such bonds that cannot be remarketed. Since the inception of the program, CFC has not been required to purchase any such bonds.

Guarantees of Pollution Control Facility and Utility Property
Financings
CFC has guaranteed debt issued in connection with the construction or acquisition by CFC members of pollution control, solid waste disposal, industrial development and electric distribution facilities. Such debt is issued by governmental authorities and the interest thereon is exempt from Federal taxation. The proceeds of the offering are made available to the member system, which in turn is obligated to pay the governmental authority amounts sufficient to service the debt. The debt, which is guaranteed by CFC, may include short- and long-term obligations.

In the event of a default by a system for nonpayment of debt service, CFC is obligated to pay, after available debt service reserve funds have been exhausted, scheduled debt service under its guarantee and the bond issue will not be accelerated so long as CFC performs under its guarantee. The system is required to repay, on demand, any amount advanced by CFC pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all the system's assets, but CFC may not exercise remedies thereunder for up to two years following default. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan. The system is required to pay to CFC initial and/or on-going guarantee fees in connection with these transactions.

Certain guaranteed long-term debt bears interest at variable rates which are adjusted at intervals of one to 270 days, weekly, each five weeks or semi-annually to a level expected to permit their resale or auction at par. At the option of the member on whose behalf it is issued, and provided funding sources are available, rates on such debt may be fixed until maturity. Holders have the right to tender the debt for purchase at par at the time rates are reset when it bears interest at a variable rate and CFC has committed to purchase debt so tendered if it cannot otherwise be remarketed. If CFC held the securities, the cooperative would pay interest to CFC at its intermediate-term loan rate.

Guarantees of Lease Transactions
CFC has a program of lending to or guaranteeing debt issued by National Cooperative Services Corporation ("NCSC") in connection with leveraged lease transactions. In such transactions, NCSC has lent money to an industrial or financial company (a "Lessor") for the purchase of a power plant (or an undivided interest therein) or utility equipment which was then leased to a CFC member (the "Lessee") under a lease requiring the Lessee to pay amounts sufficient to permit the Lessor to service the loan. The loans were made on a non-recourse basis to the Lessor but were secured by the property leased and the owner's rights as Lessor. NCSC borrowed the funds it lent either directly from CFC or from another creditor with a CFC guarantee. NCSC is obligated to pay administrative and/or guarantee fees to CFC in connection with these transactions. Such fees are reimbursed to NCSC by the Lessee in each transaction. CFC may also guarantee the rent obligation of its members to a third party.

Guarantees of Tax Benefit Transfers
CFC has also guaranteed members' obligations to indemnify against loss of tax benefits in certain tax benefit transfers that occurred in 1981 and 1982. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured on a pari passu basis with RUS by a first lien on substantially all the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law in 1982, no guarantees of this nature have occurred since 1982.

Other
CFC may provide other loans and guarantees as requested by its members. Such loans and guarantees will generally be made on a secured basis with interest rates and guarantee fees set to cover CFC's cost of capital, general and administrative expenses, a provision for loan and guarantee losses and maintenance of a reasonable margin.

CFC Financing Factors

CFC funds its loan programs through retained margins for the current year, allocated but unretired patronage capital (Members' Equity investments), Members' Subordinated Certificate investments,
issuance of debt to members and in the capital markets.   The
following table details the funds outstanding and percentage of total capitalization at May 31, 1998, 1997 and 1996.

(Dollar Amounts In Thousands)               1998                  1997                  1996
Commercial Paper (1)                $  5,865,904   55%     $ 5,607,373   62%     $4,901,570   61%
Collateral Trust Bonds                 1,897,688   18%       1,149,192   13%        999,611   13%
Medium-Term Notes                      1,109,258   10%         615,396    7%        604,252    8%
Quarterly Income Capital Securities      200,000    2%         125,000    1%              -    -
Members' Subordinated Certificates     1,229,166   12%       1,212,486   14%      1,207,684   15%
Members' Equity                          279,278    3%         271,594    3%        269,641    3%

        Total                        $10,581,294  100%     $ 8,981,041  100%    $ 7,982,758  100%

(1) Includes $185.0 million, $115.0 million and $183.5 million of Bank Bid Notes for 1998, 1997 and 1996, respectively.

Members' Subordinated Certificates

As a Condition of Membership
Generally, members are required to purchase Membership
Subordinated Certificates as a condition of membership. The amount of certificates required to be purchased is determined by applying a formula to the member's operations for a period of time, generally 15 years. The Membership Subordinated Certificates purchased mature in 100 years and pay interest at a rate of 5%. At May 31, 1998, CFC had a total of $644.8 million in Membership Subordinated Certificates outstanding. A small portion of these certificates mature 50 years from issuance and pay interest at a rate of 3%.

As a Condition of Borrowing
Distribution system members may be required to purchase, on long-term loans, a Loan Subordinated Certificate for up to 3% of the loan amount. The amount of the required certificate purchase is determined by the member's leverage ratio with CFC and the type of loan selected. Power supply system members may be required to purchase a Loan Subordinated Certificate of up to 12% of the loan amount. Telecommunications systems and Associate members are required to purchase, on long-term loans, Loan Subordinated
Certificates equal to 5% of each loan advance. These certificates do not pay interest, but amortize annually based on the outstanding loan balance. This amortization amount is paid back to the member annually. At May 31, 1998, CFC had a total of $355.7 million of Loan Subordinated Certificates outstanding. A small portion of these certificates, issued prior to policy changes, mature at the same time as the loan and pay interest at a rate of 3%.

As a Condition of Receiving a Guarantee
Members may be required to purchase a Guarantee Subordinated
Certificate of up to 12% of the principal amount of the guarantee.
The Guarantee Subordinated Certificates mature at the same time as the guarantee. The certificates pay interest at a rate to be determined in each transaction. At May 31, 1998, CFC had a total of $228.6 million of Guarantee Subordinated Certificates outstanding.

Members' Equity

Patronage Capital
CFC is required by law to have a methodology to allocate its net margins to its members. CFC allocates substantially all of its net margins annually based on the members' patronage of CFC during the year. The patronage capital allocations are maintained by CFC and used to fund operations until retired. Currently CFC retires 70% of the prior year's net margins during the first quarter of the current year and holds the remaining 30% for a period of 15 years. All retirements must be authorized by the Board of Directors with regard to CFC's financial condition. CFC allocates and retires net margins to its affiliated organization, RTFC, which in turn allocates its net margins, including the CFC retirement, to its members under similar policies.
At May 31, 1998, CFC had a total of $274.8 million of allocated, but unretired net margins, which along with the education fund reserve and membership fees comprise the total of Members' Equity.

Debt Issuance

Debt Issued in the Capital Markets
CFC issues long-and short-term debt in the domestic and foreign capital markets. CFC issues long-term secured Collateral Trust
Bonds for periods of 2 years to 30 years, unsecured Medium-Term
Notes for periods of nine months to 30 years, unsecured Quarterly Income Capital Securities for periods of up to 49 years and unsecured Commercial Paper for periods of 1 to 270 days. CFC also enters into Bank Bid Note arrangements with banks. CFC's Collateral Trust
Bonds, Medium-Term Notes, Quarterly Income Capital Securities and Commercial Paper all carry investment grade ratings from three rating agencies (see table in the Management Discussion and Analysis section, page 36).

Debt Issued to Members
CFC sells unsecured Commercial Paper and Medium-Term Notes to its members. Commercial Paper is sold for periods of up to 270 days and Medium-Term Notes are sold for periods of nine months to 30 years. Rates for both securities are set daily by CFC.

Interest Rate Exchange Agreements
CFC will enter interest rate exchange agreements when required by certain transactions. CFC also uses interest rate exchange agreements as part of its funding strategy to match the interest rate paid on its liabilities with the interest rate received on its assets. At May 31, 1998, CFC was a party to $753.7 million of interest rate exchange agreements (see Note 5 to the Combined Financial Statements for further information on the interest rate exchange agreements to which CFC is a party).

Revolving Credit Agreements
As of May 31, 1998, CFC had three revolving credit agreements totaling $5,217.5 million which are used principally to provide liquidity support for CFC's outstanding Commercial Paper, obligations guaranteed for its members and its standby purchase obligations.

Two of these agreements are with 51 banks, with J.P. Morgan Securities, Inc. and The Bank of Nova Scotia as Co-Syndication Agents, and
Morgan Guaranty Trust Company of New York as Administrative Agent. Under the five-year agreement, executed in November 1996, CFC can borrow up to $2,345.0 million until November 26, 2001. Under the 364-day agreement, renewed on November 25, 1997, CFC can borrow up to $2,322.5 million until November 24, 1998. Any amounts outstanding under these facilities will be due on the respective maturity dates.

A third revolving credit agreement for $550.0 million was executed on November 26, 1997 with 11 banks, including the Bank of Nova Scotia as Administrative and Syndication Agent ("the BNS facility"). This agreement has a 364-day revolving credit period which terminates
November 25, 1998 during which CFC can borrow and such borrowing may be converted to a 1-year term loan at the end of the revolving credit period.

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

The revolving credit agreements require CFC among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,356.7 million at May 31, 1998, an increase of $6.8 million compared to the $1,349.9 million required at May 31, 1997. Each year, the required amount of Members' Equity and Members' Subordinated Certificates is increased by 90% of net margins not distributed to members. CFC is also required to maintain an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and may not retire patronage capital unless CFC has achieved a fixed charge coverage ratio of 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated debt and restrict, with certain exceptions, the creation by CFC of liens on its assets and contain certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination date. As of May 31, 1998, CFC was in compliance with all covenants and conditions.

As of May 31, 1998, there were no borrowings outstanding under the revolving credit agreements. On the basis of the five-year facility, at May 31, 1998, CFC classified $2,345.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,345.0 million of notes payable outstanding during the next 12 months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions therein.

Set forth below are the weighted average costs incurred by CFC on its short-term borrowings (Commercial Paper and Bank Bid Notes) and on its long-term borrowings (Collateral Trust Bonds, Medium-Term Notes, Quarterly Income Capital Securities and debt supported by interest rate swaps) for the period shown.

                                                      Years Ended May 31,
                                                      1998    1997    1996

        Short-term borrowings                         5.73%   5.54%   5.83%
        Long-term borrowings                          6.74%   7.36%   7.99%
             Total short- and long-term borrowings    6.03%   5.99%   6.33%

Tax Status

In 1969, CFC obtained a ruling from the Internal Revenue Service (the "IRS") recognizing CFC's exemption from the payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code.
Such exempt status could be removed as a result of changes in legislation or in administrative policy or as a result of changes in CFC's business. CFC believes that its operations have not changed materially from those described to the IRS. CFC's affiliates, RTFC and GFC, are taxable under Subchapter T of the Internal Revenue Code.

Investment Policy

Surplus funds are invested pursuant to policies adopted by CFC's Board of Directors. Under present policy, surplus funds may be invested in direct obligations of or guaranteed by the United States or agencies thereof, the World Bank, certain high quality commercial paper, obligations of foreign governments, Eurodollar deposits, bankers' acceptances, bank letters of credit, certificates of deposit or working capital acceptances. The policy also permits investments in certain types of repurchase agreements with highly rated financial institutions, whereby the assets consist of eligible securities of a type listed above set aside in a segregated account. CFC typically has two types of funds available for investment: (1) the debt service reserve funds held by the trustee under the indenture under which CFC formerly issued Collateral Trust Bonds
(the "1972 Indenture"), used to make bond interest and sinking fund payments; and (2) member loan payments and Commercial Paper investments in excess of daily cash funding requirements. Debt service reserve funds are invested with maturities scheduled to coincide with interest and sinking fund payment dates.

CFC Lending Competition

According to annual financial statements filed with CFC, its electric cooperative distribution and power supply member systems had a total of $41.3 billion in long-term debt outstanding at December 31, 1997. RUS is the dominant lender to the electric cooperative industry with $29.4 billion or 71% of the total outstanding debt. RUS currently prices the majority of its insured loans to distribution systems based on a municipal government obligation index, prices hardship loans at a rate of 5% and provides guarantees of loans to its electrical cooperatives by others, principally the FFB. Under the insured loan program, RUS typically does not lend the full amount of debt requested by the cooperative, requiring the cooperative to seek supplemental lending from private capital sources. The amount of funding proposed for the insured loan program for fiscal year 1999, $366.5 million, represents a decrease from the level approved for the prior year, $625 million. The amount proposed for RUS guaranteed loans for fiscal year 1999, $700 million, is a large increase over the amount approved for the prior year, $300 million. CFC and other lenders are not in competition with RUS, but rather compete for the supplemental lending requirement, as well as for the full lending requirement for those cooperatives that have decided not to borrow from RUS. Under the hardship program, RUS lends 100% of the amount. Under the guarantee program, RUS will guarantee the repayment of all principal and interest by the cooperative. At December 31, 1997, CFC had a total of $9.4 billion of total exposure to distribution and power supply member systems, $7.3 billion of long-term loans and $2.1 billion of guarantees outstanding. The guarantees represent CFC's assurances of payment on long-term debt to third party lenders on behalf of its electric cooperative members. The remaining $2.5 billion was outstanding from other sources.
During fiscal year 1998, CFC was selected as the lender for 94% of the total supplemental lending requirement. During this same period, CFC was selected as lender for 98% of the amount lent to distribution systems for the repayment of their RUS debt. CFC competes with other lenders primarily on price, and secondarily on the variety of options and additional services offered.

The competitive market for providing credit to the rural telephone industry is difficult to quantify, since many rural telephone companies are not RUS borrowers. At December 31, 1997, RUS had a total of $3.8 billion outstanding to telecommunications borrowers. The RTB, an instrumentality of the United States that provides supplemental financing to RUS borrowers and is managed by RUS, had a total of $1.4 billion outstanding. CFC is not in direct competition with RUS or RTB, but rather competes with other lenders for additional supplemental lending and for the full lending requirement of the rural telephone companies that have decided not to borrow from RUS or RTB or for projects not eligible for RUS or RTB financing. CFC's competition includes regional banks, government sponsored enterprises and insurance companies. At December 31, 1997, CFC had a total of $1.3 billion in loans outstanding to telecommunications borrowers. At December 31, 1997, to the best of CFC's knowledge, there was one other lender with a portfolio of similar size to CFC's, but no other lenders to rural telecommunications borrowers with portfolios of similar size to the RUS.

Member Regulation and Competition

Electric Systems
In 1992 Congress passed the Energy Policy Act effectively providing competition in the generation sector of the wholesale electric power industry. In 1996, FERC issued orders 888 and 889. Order 888 provides for competitive wholesale power sales by requiring jurisdictional public utilities that own, control, or operate transmission facilities to file non-discriminatory open access transmission tariffs that provide others with transmission service comparable to the service they provide themselves. The reciprocity provision associated with Order 888 also provides comparable access to transmission facilities of non-jurisdictional utilities (including RUS borrowers and municipal and other publicly owned electric utilities) that use jurisdictional utilities' transmission systems. The order further provides for the recovery of stranded costs from departing wholesale customers with agreements dated prior to July
11, 1994. After that date, stranded costs must be agreed upon in the service agreement. Order 889 provides for a real time electronic information system referred to as the Open Access Same-Time
Information System ("OASIS"). It also establishes standards of conduct to ensure that transmission owners and their affiliates do not have an unfair competitive advantage by using transmission to sell power.
Recently several states have passed laws requiring utilities to unbundle their vertically structured retail rates and to subsequently begin providing customer choice for retail generation services. Many other states are considering such legislation. The structure of subsequent legislation and rules defining the competitive retail market and the provision for stranded cost recovery are not yet known. The ultimate impact on CFC's members cannot be determined until these items have been resolved.

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

Currently three states are operating under customer choice laws. Two of these states (Massachussetts and Rhode Island) do not have electric cooperatives. CFC has three distribution systems in the third state (California). In 16 states laws have been passed and open access is scheduled to be in effect by 1999 to 2003. In these states, power supply systems with rates that are above market may be at risk of losing customer loads. The distribution systems in these states will continue to deliver power to the ultimate customer, regardless of who is supplying the power, the CFC member power supply system or some other power generator. Thus, CFC's distribution system members are not believed to be at significant risk due to the move to open customer access to power supply. A small number of distribution systems have recently bought out their all-requirements power contracts, through the payment of a negotiated fee to the power supply system. The distribution system is then free to purchase power from other sources at market rates.

While customer choice laws have been passed in the above states, there are many factors that may delay or influence the choices that customers have available and the timing of true competition. One of the biggest factors will be the issue of stranded cost recovery.
Stranded costs are the portion of the investment in generation and/or other facilities which in a competitive environment would be above market price and therefore not otherwise recoverable by the utility. The amount of stranded costs a system is allowed to recover, the timing of the recovery and the method of recovery will all affect the level of competition in a state. For instance, it is unlikely that residential customers will change to another utility if they have to pay a fee to cover the stranded investment the current utility incurred to provide them with power. So during the stranded cost recovery period, there may be very little residential competition in some states. The level of fee that systems will be allowed to charge other utilities for use of their transmission / distribution system may also impact the level of residential competition. Other issues that may delay competition include the following: (1) cooperatives are allowed to "opt out" of the provisions of the laws in some states; (2) utilities in many states will still be regulated regarding rates on non-competitive services, such as distribution; (3) many states will still regulate the borrowing by utilities; (4) FERC regulation of transmission; and (5) reconciling the differences in various state laws, so that out of state utilities can complete with in state utilities.

The pace of states passing customer choice laws has slowed recently. As of December 31, 1997, there were 31 states that had not passed customer choice laws. The time required to pass such laws, as well as the issues described above could significantly delay nationwide retail competition.

In addition to customer choice laws, state agencies regulate electric cooperatives with regard to rates and borrowing. There are 16 states that regulate the rates electric systems charge. There are 19 states that regulate electric systems regarding the issuance of long-term debt and there are 5 states that regulate the issuance of short-term debt. FERC also has jurisdiction to regulate electric systems that are not borrowers of RUS, with regard to rates and financing.

The 1990 amendments to the Clean Air Act of 1970 (the
"Amendments"), required utilities and others to reduce emissions. The Amendments contain a range of compliance options and a phase-in period which will help mitigate the immediate costs of implementation. Many of CFC's member systems already comply with the provisions of the Amendments. CFC is currently monitoring the overall impact of the Amendments on individual member systems, which must implement compliance plans and operating or equipment modifications for Phase II of the Act (2000). Compliance plans for member systems with units affected in Phase I primarily involved fuel switching to low-sulfur coal. The trading of emission allowances may also be an economical alternative in Phase II. Some member systems originally believed to be adversely affected by the Amendments have developed strategies designed to minimize the Amendments' impact. At this time, it is not anticipated that the Amendments will have a material adverse impact on the quality of CFC's loan portfolio.

Telephone Systems
CFC member telephone systems are regulated at the state and federal levels. Most state regulatory bodies regulate local service rates and telephone company borrowing, although some states have exempted small rural telephone companies and/or cooperatives from regulation. Interstate access rates are regulated by the Federal Communications Commission ("FCC").

The Telecommunications Act of 1996 (the "Telco Act") created a framework for competition in the local telephone market. Recognizing that building duplicate telephone systems would require significant levels of capital investment and take years to complete, Congress included provisions in the Telco Act that require Bell operating companies and other local telephone companies to open their systems to competitors. Telephone companies must open their systems to competition through either: total service resale (to a reseller who has no facilities at all) at wholesale prices; or interconnection (with a competitor that may have some telecommunications facilities of its own) through sale of elements of the telephone company's network at discounted prices. Congress included provisions in the Telco Act which allow rural telephone companies to receive waivers from the resale and interconnection requirements. The FCC rulemaking placed the burden of proof for justifying the waivers on the rural telephone companies.

In its rulemaking implementing the Telco Act's interconnection provisions, the FCC mandated very steep discounts for the sale of network elements. Telephone companies and state regulators sued the FCC over its authority to set the discounted rates for these network elements and won. The FCC has appealed to the Supreme
Court, which has not yet heard the case. Because these issues have not been settled, relatively little local service competition through resale or interconnection has occurred. In America's largest cities, competitors are going after and winning large business users. But no large competitor to date, to CFC's knowledge, has targeted residential customers. Rural markets, with their preponderance of residential subscribers, will almost certainly be the last to see wide-scale local telephone service competition. Rural telephone companies that border metropolitan areas will be the first to experience competition.

In addition to resale and interconnection, the Telco Act also mandated a new universal telephone service support mechanism and required that it be sufficient to ensure that rural customers received reasonably comparable rates and services when compared to urban customers.
Congress stated its intent that implicit subsidies presently contained in the access charges local telephone companies levy on long distance carriers be eliminated and be made explicit in the new universal service support mechanism. The FCC has found this difficult to implement. While undertaking a complex proceeding to move to a new costing basis for universal service funding, the FCC has left the existing universal service fund in place.

It is unlikely, however, that a new universal service fund will ever be large enough to make rural telephone companies whole for their reduced access revenues. New flat rate charges will result in higher local telephone bills to end user customers. Those customers that are not large users of long distance services (and therefore will not save from lower long distance charges) will pay more. Ultimately, however, it is probable that access charges will come down from present levels and that rural telephone companies will experience some revenue reductions. CFC does not anticipate that this loss in revenue will result in material losses on loans outstanding to rural telephone companies.

Many of CFC's member rural telephone companies are positioning themselves to meet or take advantage of future local service competition. With the future of adequate support mechanisms in question, such as the universal service fund, many rural telephone companies are diversifying into new lines of business. The most proactive are pursuing, individually or through joint ventures, competitive local exchange projects in neighboring towns; becoming personal communications services
(wireless) operators; and internet service providers. Rural telephone companies will attempt to leverage their financial resources, infrastructure and industry experience in entering new businesses.

Employees

At May 31, 1998, CFC had 164 employees, including engineering, financial and legal personnel, management specialists, credit analysts, accountants and support staff. CFC believes that its relations with its employees are good.

The RUS Program

Since the enactment of the Rural Electrification Act in 1936 (the "Electric Act"), RUS has financed the construction of electric generating plants, transmission facilities and distribution systems in order to provide electricity to persons in rural areas who were without central station service. Principally through the organization of systems under the RUS loan program in 46 states and U.S. territories, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11% in 1934 to almost 99% currently.
Rural electric systems serve 11% of all consumers of electricity in the United States and its territories and account for approximately 8% of total sales of electricity and about 7% of energy generation and generating capacity.

In 1949, the Electric Act was amended to allow RUS to lend for the purpose of furnishing and improving rural telephone service. The RUS telecommunications lending program had 859 reporting borrowers at December 31, 1997. The 859 borrowers operated 4,792 exchanges, providing service to approximately 1.2 million business customers and 4.4 million residential customers.

The Electric Act provides for RUS to make insured loans and to provide other forms of financial assistance to borrowers. RUS is authorized to make direct loans, at below market rates, to systems which are eligible to borrow from it. RUS is also authorized to guarantee loans which have been used mainly to provide financing for construction of Bulk Power Supply Projects. Guaranteed loans bear interest at a rate agreed upon by the borrower and the lender (which generally has been the FFB). For telephone borrowers, RUS also provides financing through the RTB.
The RTB is an instrumentality of the United States providing financing at rates reflecting its cost of capital and is managed by RUS. RUS exercises financial and technical supervision over borrowers' operations. Its loans and guarantees are generally secured by a mortgage on substantially all of the system's property and revenues.

For fiscal year 1999, both the House and Senate Agriculture
Appropriation Committees have approved RUS electric insured loan levels of $366.5 million, of which $71.5 million would be at the 5% rate and $295 million would be at a municipal government obligation index.
RUS is also authorized to provide 100% guarantees on an additional
$700 million of loans available from the FFB or other lenders. Electric funding levels for fiscal year 1998 were $125 million at the 5% rate, $500 million for loans at a municipal government obligation index and $300 million for guarantees.

Legislation enacted in 1992 allows RUS electric borrowers to prepay their loans to RUS at a discount based on the government's cost of funds at the time of prepayment. If a borrower chooses to prepay its notes, it becomes ineligible for future RUS loans for a period of ten years, but remains eligible for RUS loan guarantees. As of May 31, 1998, 113 borrowers had either fully prepaid or partially prepaid their RUS notes, under these provisions, in the total amount of $2,169.5 million.

Member Financial Data

On the following pages are tables providing composite statements of revenues, expenses and patronage capital from the distribution systems and power supply systems which were members of CFC during the five years ended December 31, 1997, and their respective composite balance sheets at the end of each such year. The data in the tables for 1993 to 1995 is comprised of information collected by RUS for all CFC members that were RUS borrowers and information collected by CFC on the members that do not borrow from RUS. The data for 1996 and 1997 is data collected by CFC only. CFC began making its own data collection in 1996 due to the larger number of borrowers that no longer borrow from RUS. Distribution members submit annual data as of December 31, on form 7 and power supply members submit annual data as of December 31 on form 12 or FERC form 1. As of July 31, 1998, CFC had received a form 7 from 822 distribution systems and a form 12 or FERC form 1 from 57 power supply systems.

While CFC is reporting 835 distribution system members at May 31, 1998, only 823 were required to file form 7's with CFC at December 31, 1997. CFC collected form 7's from 821 distribution systems, one system files annual data based on a June 30 fiscal year end and one system became a CFC member on December 30, 1997. The other 12 systems were not required to file form 7 because they became members after December 31, they were in the process of merging and filed a consolidated form 7 with the surviving distribution system, or they did not have an outstanding balance of long-term loans at December 31, 1997.

Only 57 of the 68 total power supply systems report financial results to CFC/RUS. Nine are power supply systems in which all revenues and costs are passed through to their member distribution systems. The two remaining power supply systems are subsidiaries of other member power supply systems and thus their financial results were consolidated with and filed by the parent power supply system.

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

             The following are unaudited figures which are based
               upon financial statements submitted to RUS and
                     CFC by Member Distribution Systems

                                                                       Years Ended December 31,
(Dollar Amounts In Thousands)                       1997         1996           1995          1994          1993
Operating revenues and patronage capital        $17,232,257   $17,028,087   $16,253,957   $15,603,853   $15,072,400
Operating deductions:
   Cost of power (1)                             10,907,145    10,924,695    10,486,773    10,174,716     9,882,450
   Distribution expense (operations)                472,629       445,990       412,058       386,235       366,148
   Distribution expense (maintenance)               829,991       804,663       752,659       699,253       643,390
   Administrative and general expense (2)         1,720,805     1,627,925     1,584,099     1,506,729     1,398,749
   Depreciation and amortization expense          1,134,149     1,069,101     1,000,017       942,435       879,957
   Taxes                                            458,620       458,623       436,563       417,471       396,024
        Total                                    15,523,339    15,330,997    14,672,169    14,126,839    13,566,718
Utility operating margins                         1,708,918     1,697,090     1,581,788     1,477,014     1,505,682
Non-operating margins                               235,334       180,311       172,118       134,831       110,612
Power supply capital credits (3)                    268,015       282,800       254,839       260,335       274,250
        Total                                     2,212,267     2,160,201     2,008,745     1,872,180     1,890,544
Interest on long-term debt (4)                      919,892       869,076       833,110       752,749       730,078
Other deductions                                     45,439        43,711        46,859        52,574        36,644
        Total                                       965,331       912,787       879,969       805,323       766,722
Net margins and patronage capital               $ 1,246,936   $ 1,247,414   $ 1,128,776   $ 1,066,857   $1 ,123,822

TIER (5)                                               2.34          2.44          2.42          2.42          2.54
DSC (6)                                                2.26          2.42          2.40          2.26          2.44
MDSC (7)                                               2.17          2.30          2.28          2.09          2.21
Number of systems included                              821           832           824           828           825

(1) Includes cost of purchased power, power production and transmission expense.
(2) Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses.
(3) Represents net margins of power supply systems and other associated organizations allocated to their member distribution systems and added in determining net margins and patronage capital of distribution systems under RUS accounting practices. Cash distributions of this credit have rarely been made by the power supply systems and such other organizations to their members.
(4) Interest on long-term debt is net of interest charged to construction, which is stated separately as a credit on form 7. CFC believes that amounts incurred by distribution systems for interest charged to construction and allowance for funds used during construction are immaterial relative to their total interest on long-term debt and net margins and patronage capital.
(5) The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margins and patronage capital to
    (y) interest on long-term debt (in each year including all interest charged to construction).
(6) The ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations.
(7) The ratio of (x) operating margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization expense plus Non-operating Margins
    Interest plus cash received in respect of generation and transmission and other capital credits to (y) long-term debt service obligations.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                          COMPOSITE BALANCE SHEETS
               AS REPORTED BY CFC MEMBER DISTRIBUTION SYSTEMS

             The following are unaudited figures which are based
               upon financial statements submitted to RUS and
                    CFC by Member Distribution Systems

                                                                        At December 31,
 (Dollar Amounts In Thousands)                    1997            1996            1995            1994            1993
Assets and other debits:
   Utility plant:
      Utility plant in service                 $37,763,550     $35,406,826     $33,118,001     $31,162,069     $29,172,898
      Construction work in progress              1,062,356         975,357         881,171         799,327         697,329
      Total utility plant                       38,825,906      36,382,183      33,999,172      31,961,396      29,870,227
   Less:  accumulated provision for
        depreciation and amortization           10,608,302       9,911,677       9,221,378       8,631,903       7,992,325
      Net utility plant                         28,217,604      26,470,506      24,777,794      23,329,493      21,877,902
   Investments in associated organizations (1)   3,483,154       3,348,326       3,207,671       3,051,840       2,847,260
   Current and accrued assets                    4,185,884       4,126,415       3,980,052       3,789,699       3,733,893
   Other property and investments                  552,033         503,871         496,105         456,923         366,452
   Deferred debits                                 514,670         488,009         511,977         472,536         463,194
      Total assets and other debits            $36,953,345     $34,937,127     $32,973,599     $31,100,491     $29,288,701

Liabilities and other credits:
   Net worth:
      Memberships                              $   105,505     $   105,497     $   127,749     $   114,080     $   100,689
      Patronage capital and other equities (2)  15,674,556      14,731,432      13,633,993      12,804,404      11,859,273
      Total net worth                           15,780,061      14,836,929      13,761,742      12,918,484      11,959,962
   Long-term debt (3)                           16,924,955      16,214,420      15,718,979      15,020,664      14,569,363
   Current and accrued liabilities               3,046,528       2,697,605       2,418,230       2,260,514       2,066,601
   Deferred credits                                864,384         872,013         786,455         714,083         598,997
   Miscellaneous operating reserves                337,417         316,160         288,193         186,746          93,778

      Total liabilities and other credits      $36,953,345     $34,937,127     $32,973,599     $31,100,491     $29,288,701

Equity Percentage (4)                                42.7%           42.5%           41.7%           41.5%           40.8%
Number of systems included                             821             832             824             828             825

(1) Includes investments in service organizations, power supply capital credits and investments in CFC.
(2) Includes non-refundable donations or contributions in cash, services or property from states, municipalities, other government agencies, individuals and others for construction purposes separately listed on form 7.
(3) Principally debt to RUS and includes $6,121,902, $5,467,636,
    $4,824,491, $3,989,914, and $3,607,159 for the years 1997, 1996,
    1995, 1994 and 1993, respectively, due to CFC.
(4) Determined by dividing total net worth by total assets and other debits.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
               AS REPORTED BY CFC MEMBER POWER SUPPLY SYSTEMS

             The following are unaudited figures which are based
               upon financial statements submitted to RUS and
                    CFC by Member Power Supply Systems

                                                                 Years Ended December 31,

(Dollar Amounts In Thousands)                   1997            1996            1995            1994            1993
Operating revenues and patronage capital    $10,702,813     $10,585,875     $10,182,928     $9,972,873      $9,976,560
   Operating deductions:
   Cost of power (1)                          7,604,521       7,322,039       6,984,648      6,760,543       6,606,419
   Distribution expense (operations)             12,555          15,431          16,019         14,668          14,391
   Distribution expense (maintenance)            12,937          16,607          15,950         14,703          11,081
   Administrative and general expense (2)       474,681         473,869         483,030        431,645         433,278
   Depreciation and amortization expense        915,879       1,056,113         956,889        930,483         902,810
   Taxes                                        231,843         237,700         246,700        241,775         223,122

     Total                                    9,252,416       9,121,759       8,703,236      8,393,817       8,191,101

Utility operating margins                     1,450,397       1,464,116       1,479,692      1,579,056       1,785,459
Non-operating margins                           232,778         493,874         253,883        221,003         328,958
Power supply capital credits (3)                 46,520          55,590          48,981         32,531          47,838

     Total                                    1,729,695       2,013,580       1,782,556      1,832,590       2,162,255

Interest on long-term debt (4)                1,295,082       1,436,200       1,476,062      1,857,644       2,014,794
Other deductions (5)                            409,396       1,601,919          89,784        129,794         184,902

     Total                                    1,704,478       3,038,119       1,565,846      1,987,438       2,199,696

Net margins and patronage                   $    25,217     $(1,024,539)    $   216,710    $  (154,848)      $  (37,441)
TIER (6)                                           1.02             .29            1.15            .93             .98
DSC (7)                                            1.11             .69            1.02           1.01            1.03
Number of systems included                           57              54              53             53              50

(1) Includes cost of purchased power, power production and transmission expense, separately listed on the form 12.
(2) Includes sales expenses and consumer accounts expense and consumer service and informational expense as well as other administrative and general expenses, separately listed on the form 12 or FERC form 1.
(3) Certain power supply systems purchase wholesale power from other power supply systems of which they are members. Power supply capital credits represent net margins of power supply systems allocated to member power supply systems on the books of the selling power supply systems. This item has been added in determining net margins and patronage capital of the purchasing power supply systems under RUS accounting practices. Cash distributions of this credit have rarely been made by the selling power supply systems to their members. This item also includes net margins of associated organizations allocated to CFC power supply members and added in determining net margins and patronage capital of the CFC member systems under RUS accounting practices.
(4) Interest on long-term debt is net of interest charged to construction. Allowance for funds used during construction has been included in non-operating margins. According to unpublished information, interest charged to construction and allowance for funds used during construction for CFC power supply members in the years 1993-1997 were as follows:

                                                       Allowance for
                                  Interest Charged      Funds used
   (Dollar Amounts In Thousands)   to Construction  During Construction  Total

                1997                 $  7,798             $12,684       $20,482
                1996                   13,434              11,620        25,054
                1995                   68,400              11,018        79,418
                1994                   46,773               8,913        55,686
                1993                   49,237               8,621        57,858

(5) Includes $1,119,635 in 1996 related to the reorganization of Cajun Electric Power Coop., Inc., with whom CFC has no credit exposure.
(6) The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margins and patronage capital to (y) interest on long-term debt (in each year including all interest charged to construction). The TIER calculation includes the operating results of six systems which failed to make debt service payments or are operating under a debt restructure agreement, without which the composite TIER would have been 1.04, 1.21, 1.23, 1.31 and 1.20 for the years ended December 31, 1997, 1996,
    1995, 1994 and 1993, respectively.
(7) The ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations (including all interest charged to construction). The DSC calculation includes the operating results of six systems which failed to make debt service payments or are operating under a debt restructure agreement. Without these systems, the composite DSC would have been 1.13, 1.20, 1.22, 1.24 and 1.21 for the years ended December 31, 1997, 1996, 1995, 1994, and 1993, respectively.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                         COMPOSITE BALANCE SHEETS
               AS REPORTED BY CFC MEMBER POWER SUPPLY SYSTEMS

             The following are unaudited figures which are based
               upon financial statements submitted to RUS and
                     CFC by Member Power Supply Systems

                                                                            At December 31,
 (Dollar Amounts In Thousands)                     1997           1996            1995            1994            1993
Assets and other debits:
   Utility plant:
    Utility plant in service                   $31,656,202     $32,191,089     $34,182,352     $32,934,304     $32,240,926
    Construction work in progress                  825,421         640,005         931,397       1,624,978       1,469,882
       Total utility plant                      32,481,623      32,831,094      35,113,749      34,559,282      33,710,808
    Less:  accumulated provision for
          depreciation and amortization         12,558,247      11,783,058      11,586,462      10,777,786       9,936,528
      Net utility plant                         19,923,376      21,048,036      23,527,287      23,781,496      23,774,280
   Investments in associated organizations(1)    1,179,185       1,178,785       1,049,409         248,677         992,921
   Current and accrued assets                    3,697,391       3,984,238       4,211,004       3,997,466       4,284,613
   Other property and investments                1,553,774       2,000,584       1,656,563       2,483,232       1,899,809
   Deferred debits                               3,228,708       3,636,749       4,391,800       4,366,377       4,078,879
      Total assets and other debits            $29,582,434     $31,848,392     $34,836,063     $34,877,248     $35,030,502
Liabilities and other credits:
   Net worth:
     Memberships                               $       258     $       258     $       250     $       322     $       252
     Patronage capital and other equities (2)     (778,357)       (646,115)        497,756         246,262         432,095
      Total net worth                             (778,099)       (645,857)        498,006         246,584         432,347
   Long-term debt (3)                           24,426,867      25,900,628      28,372,321      28,779,577      28,528,640
   Current and accrued liabilities               1,791,628       2,040,563       1,848,755       2,747,022       1,185,182
   Deferred credits                              1,343,053       1,826,945       1,309,860       1,206,488       1,849,906
   Miscellaneous operating reserves              2,798,985       2,726,113       2,807,121       1,897,577       3,034,427
      Total liabilities and other credits      $29,582,434     $31,848,392     $34,836,063     $34,877,248     $35,030,502
Number of systems included                              57              54              53              53              50

(1) Includes investments in service organizations, power supply capital credits and investments in CFC.
(2) Includes a $1.2 billion decrease in 1996 related to the reorganization of Cajun Electric Power Coop., Inc., with whom CFC has no credit exposure.
(3) Principally debt to RUS or debt guaranteed by RUS and loaned by FFB and includes $1,411,157, $1,264,475, $1,085,594, $1,065,556, and
    $1,041,731 for the years 1997, 1996, 1995, 1994, and 1993, respectively, due to CFC.

Item 2.  Properties.

CFC owns and operates a headquarters facility in Fairfax County, Virginia. This facility consists of a six-story office building with separate parking garage situated on four acres of land. The Company also owns an additional 8 acres of unimproved land. In June 1998, the Company began construction of a second building on the adjacent unimproved land. The new building will be about the same size as the CFC headquarters building and is scheduled to be completed in June 1999.

Item 3.  Legal Proceedings.

	None.

Item 4.  Submission of Matters to a Vote of Security Holders.

	None.

	PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

	Inapplicable.

Item 6.  Selected Financial Data.

	The following is a summary of selected financial data for each of the five years ended May 31, 1998.

(Dollar Amounts In Thousands)           1998            1997            1996            1995            1994
For the year ended May 31:
Operating income                    $   637,573      $  564,439      $  505,073     $  440,109      $  324,682
Operating margin                    $    54,411      $   51,530      $   46,857     $   41,803      $   29,159
Nonoperating income                       2,611           3,206           3,764          3,409           4,029
Gain on sale of land                      5,194               -               -              -               -
Extraordinary loss (A)                        -               -          (1,580)             -               -
Net margins                         $    62,216      $   54,736      $   49,041     $   45,212      $   33,188
Fixed charge coverage ratio (A)            1.12            1.12            1.12           1.13            1.13

As of May 31:
Assets                              $10,682,888      $9,057,495      $8,054,089     $7,080,789      $6,224,296
Long-term debt (B)                  $ 5,024,621      $3,596,231      $3,682,421     $3,423,031      $2,841,220
Members' subordinated certificates  $ 1,229,166      $1,212,486      $1,207,684     $1,234,715      $1,222,858
Members' equity                     $   279,278      $  271,594      $  269,641     $  270,221      $  260,968
Leverage ratio (C)                         6.37            5.84            5.69           5.13            4.63
Debt to equity ratio (D)                   4.51            3.97            3.63           3.01            2.52

(A) During the year ended May 31, 1996, CFC paid a premium of $1.6 million in connection with the prepayment of Collateral Trust
    Bonds. Margins used to compute the fixed charge coverage ratio represent net margins before extraordinary loss plus fixed charges. The fixed charges used in the computation of the fixed charge coverage ratio consist of interest and amortization of bond discount and bond issuance expenses.
(B) Includes commercial paper reclassified as long-term debt and excludes $327.3 million, 268.7 million, $351.5 million, $262.7 million and $200.8 million in long-term debt that comes due, matures and/or will be redeemed early during fiscal years 1999, 1998, 1997, 1996 and 1995 respectively (see Note 5 to Combined Financial Statements).
(C) In accordance with CFC's revolving credit agreements, the leverage ratio is calculated by dividing debt and guarantees outstanding, excluding Quarterly Income Capital Securities and debt used to fund loans guaranteed by the RUS, by the total of Quarterly Income Capital Securities, Members' Subordinated Certificates and
    Members' Equity.
(D) The debt to equity ratio is calculated by dividing debt outstanding, excluding Quarterly Income Capital Securities and debt used to fund loans guaranteed by RUS, by the total of Quarterly Income Capital Securities, Members' Subordinated Certificates, Members' Equity and the loan loss allowance.

CFC has had outstanding guarantees for its members' indebtedness in each of the fiscal years shown above. Members' interest expense on such indebtedness was approximately $90.8 million for the year ended May 31, 1998.

The Company does not have any outstanding common stock and does not pay dividends. Under current policies, CFC retires Patronage Capital Certificates, which represent annual allocations of CFC's net margins, 70% during the next fiscal year and expects to retire the remaining 30% after 15 years, if permitted by CFC's contractual obligations and to the extent that the Board of Directors in its discretion may determine from time to time that the financial condition of CFC will not be impaired as a result.

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

CFC was formed in 1969 by the rural electric cooperatives to provide them with a source of funds to supplement the financing provided by RUS. The Company was organized as a cooperative in which each member (other than associate members) receives one vote. Under CFC's bylaws, the Board of Directors is comprised of 22 individuals who must be either general managers or directors of members. CFC was granted tax-exempt status under Section 501(c)(4) of the Internal Revenue Code.

In 1987, RTFC was formed by CFC to provide a source of funds for the rural telephone industry. Like CFC, RTFC is a cooperative. However, RTFC's bylaws and voting members' agreement require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. The remaining board positions are filled by individuals nominated by the other RTFC members. CFC is the sole source of external funding for RTFC. Because CFC has control of the RTFC Board, RTFC's financial condition and results of operations are combined with those of CFC.

Guaranty Funding Cooperative ("GFC") was organized in December
1991 as a taxable cooperative association owned by its member rural electric systems and CFC to provide a source of funds for members to refinance the Rural Utilities Service ("RUS"), guaranteed debt previously held by the Federal Financing Bank of the United States Treasury
("FFB"). GFC is a controlled affiliate of CFC (the majority of its directors are appointed by CFC). All loans from GFC are guaranteed by RUS. CFC is the sole source of external funding for GFC. Because CFC has control of the GFC Board, GFC's financial condition and results of operations are combined with those of CFC. (Unless stated otherwise, all references to CFC refer to the combined results of CFC, RTFC and GFC.)

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

CFC obtains its funding from the capital markets and its membership.
CFC enters the capital markets, based on the combined strength of its members to borrow the funds required to fulfill the financing requirements of its members. On a regular basis, CFC obtains debt financing in the capital markets by issuing long-term fixed rate or variable rate Collateral Trust Bonds and Quarterly Income Capital Securities, intermediate-term fixed or variable rate Medium-Term Notes, Commercial Paper and enters into Bank Bid Note agreements. CFC also offers its AA/A credit rating to enhance its members' credit on other public or private placement transactions through guarantees. In addition, CFC obtains debt financing from its membership and other qualified investors through the direct sale of its Commercial Paper and Medium-Term Notes.

Rural electric cooperatives that join CFC are required to purchase Membership Subordinated Certificates from CFC as a condition of membership. In connection with any long-term loan or guarantee made by CFC to or on behalf of one of its members, CFC may require that the member make an additional investment in CFC by purchasing Loan or Guarantee Subordinated Certificates. Like the Membership Subordinated Certificates, the Loan and Guarantee Subordinated Certificates are unsecured and subordinate to other debt.

CFC is required by the cooperative laws under which it is incorporated to have a mechanism to allocate its earnings to its members. CFC allocates its net margins (patronage capital) annually based on each member's participation in loan programs during the year. The Membership, Loan and Guarantee
Subordinated Certificates along with unretired patronage capital provide CFC's base capitalization.

CFC's performance is closely tied to the performance of its member rural electric and telephone utility systems due to the near 100% concentration of its loan and guarantee portfolio in those industries. The following provides an analysis of both CFC's performance and a discussion of the quality of CFC's loan and guarantee portfolio.

Financial Condition

At May 31, 1998, CFC had $10.7 billion in total assets. Net loans outstanding to members represented approximately $10.3 billion or 97% of total assets. The remaining $0.4 billion consisted of other assets to support CFC's operations. Except as required for the debt service account and unless excess cash is invested overnight, generally CFC does not use funds to invest in debt or equity securities.

At May 31, 1998, 87% of CFC's loan portfolio consisted of long-term amortizing loans, including long-term loans classified as nonperforming and restructured, the majority of which are secured. The remaining 13% consisted of secured and unsecured intermediate-term and line of credit loans as well as long-term loans guaranteed by RUS. Approximately
46% or $4.8 billion in loans carried a fixed rate of interest. All other loans, including $4.3 billion in long-term loans, are subject to interest rate adjustment monthly or semimonthly.

In addition to its loans, CFC provided approximately $2.0 billion in guarantees for its members at May 31, 1998. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for equipment and plant.

At May 31, 1998, CFC had also committed to lend an additional amount of approximately $8.8 billion to its members. Most unadvanced loan commitments contain a material adverse change condition. About one-half of these commitments are provided for operational back-up liquidity. CFC does not anticipate funding the majority of the commitments outstanding for this purpose.

As discussed previously, Subordinated Certificates include both original Membership Subordinated Certificates and Loan and Guarantee
Subordinated Certificates, all of which are subordinate to other CFC debt. At May 31, 1998, Membership Subordinated Certificates totaled $645 million. These certificates generally mature in 100 years and pay interest at 5.0%. At May 31, 1998, Loan Subordinated Certificates totaled $356 million and carried a weighted average interest rate of 1.0%. At May 31, 1998, Guarantee Subordinated Certificates totaled $229 million and carried a weighted average interest rate of 4.7%. Both the Loan and Guarantee certificates are long-term instruments which generally amortize at a rate equivalent to that of the loan or guarantee to which they relate. On a combined basis, Subordinated Certificates carried a weighted average interest rate of 4.2%. Loan and Guarantee Subordinated Certificates are required to be purchased in conjunction with the receipt of a loan or credit enhancement based on the member's leverage ratio
(total debt and credit enhancements divided by total equity investments in CFC). Members that have a leverage ratio with CFC in excess of a level in the approved policy are required to purchase additional Subordinated Certificates to receive a loan or credit enhancement. At the present time, the majority of CFC's members maintain a CFC leverage ratio within the policy limit. The issuance of zero percent loan Subordinated Certificates is expected to exceed the issuance of 5.0% Membership Subordinated Certificates. Therefore, management expects the average interest rate paid on all certificates to decline over time. CFC paid a total of $43.2 million in interest to holders of Subordinated Certificates during fiscal year 1998.

CFC returns 70% of the allocated net margins in the next fiscal year, with the remaining 30% to be held and then retired at a future date, as permitted by CFC's contractual obligations and to the extent that the Board of Directors in its discretion may determine from time to time that the financial condition of CFC will not be impaired as a result. During the next 11 years, CFC will retire the unretired allocations representing net margins for fiscal years 1988 to 1993, all of which had been allocated under a previous retirement policy. The unretired allocations (Members' Equity) do not earn interest and are junior to all debt instruments, including Subordinated Certificates. At May 31, 1998, CFC had $279 million in retained equity.

CFC enters the capital markets through the issuance of Collateral Trust Bonds, Medium-Term Notes, Commercial Paper and Quarterly Income
Capital Securities. At May 31, 1998, CFC had $1,748 million in fixed rate Collateral Trust Bonds and $150 million in variable rate Collateral Trust Bonds outstanding. Under its Collateral Trust Bond Indentures,
CFC must pledge as collateral eligible mortgage notes from its distribution system borrowers, evidencing loans equal in principal amount to at least 100% of the outstanding principal amount of Collateral Trust Bonds. At May 31, 1998, CFC had pledged $1,931 million in mortgage notes. During fiscal year 1998, CFC issued a total of $900 million in Collateral Trust Bonds in five separate debt offerings. All Collateral Trust Bonds issued after February 1994 have been issued under an Indenture with First Bank National Association as trustee ("1994 Indenture"). Virtually all Collateral Trust Bonds were offered to outside investors in underwritten public offerings.

At May 31, 1998, CFC had $1,109 million outstanding in Medium-Term Notes. Medium-Term Notes are issued for terms of 270 days to 30 years and are unsecured obligations of CFC. Medium-Term Notes outstanding to CFC's members totaled $240 million at May 31, 1998. The remaining $869 million were sold through dealers to outside investors including $249 million in the European markets.

At May 31, 1998, CFC had $5,681 million outstanding in Commercial
Paper with a weighted average maturity of 34 days. Commercial Paper notes are issued with maturities up to 270 days and are unsecured obligations of CFC. Commercial Paper sold directly by CFC and outstanding to CFC's members and others totaled $1,318 million at May 31, 1998. The remaining $4,363 million was sold through dealers to outside investors in the United States and Europe. European Commercial Paper may be issued in currencies other than U.S. dollars. For notes issued in a foreign currency, CFC will enter into a currency swap with a highly rated counterparty at the time of the issuance. As of May 31, 1998, no Commercial Paper notes had been issued in a foreign currency.

In addition, CFC obtains funds from various banking institutions under Bank Bid Note arrangements, similar to bank lines of credit. The notes are issued for terms up to three months and are unsecured obligations of CFC. At May 31, 1998, CFC had $185 million outstanding in Bank Bid Notes.

At May 31, 1998, CFC had $200 million outstanding in Quarterly Income Capital Securities. During fiscal year 1998, CFC issued $75 million in Quarterly Income Capital Securities. The securities are unsecured obligations of CFC, subordinate and junior in right of payment to senior debt and the debt obligations guaranteed by CFC, but senior to Subordinated Certificates. CFC has the right at any time and from time to time during the term of the Quarterly Income Capital Securities to suspend interest payments for a period not exceeding 20 consecutive quarters.

During the year, total assets increased by $1,625 million. Net loan balances increased by $1,651 million or 19%. Gross loans increased by a total of $1,668 million, partially offset by a net increase in the allowance for loan losses of $17 million, over the prior year. As a percentage of the portfolio, long-term loans (excluding loans guaranteed by RUS) represented 87% at May 31, 1998, compared to 88% at May 31, 1997.
Long-term fixed rate loans represented 53% and 38% of the total long-term loans at May 31, 1998 and 1997, respectively. Loans converting from a variable rate to a fixed rate for the year ended May 31, 1998 totaled $1,069 million, an increase from the $136 million that converted for the year ended May 31, 1997. Offsetting the conversions to the fixed rate were $19 million and $109 million of loans that converted from the fixed rate to the variable for the years ended May 31, 1998 and 1997, respectively. This resulted in a net conversion of $1,050 million from the variable rate to a fixed rate for the year ended May 31, 1998 compared to a net conversion of $27 million for the year ended May 31, 1997.

The increase in total loans outstanding at May 31, 1998, was primarily due to an increase of $1,409 million in long-term loans, an increase of $293 million in line of credit loans and an increase of $9 million in intermediate-term loans offset by a decrease of $5 million in RUS guaranteed loans. The increase to loans outstanding for fiscal year 1998 included the advance of $448 million for the purpose of repaying RUS loans, $1,211 million under the 100% loan program, $216 million under the RUS concurrent loan program and $69 million under the Power
Vision loan program. The loans advanced under the 100%, RUS concurrent and Power Vision loan programs were used for a variety of general corporate purposes, including, construction of headquarters facilities and transmission facilities, system upgrades, refinancing of non-RUS debt, and electric plant upgrades. There were a number of reasons underlying the increased demand for CFC loan advances, including (1) the strong economy, which has spurred construction and business development; (2) RUS waiting periods are at an all time high, which caused more borrowers to buyout their RUS debt and/or make greater use of CFC 100% loan funds; (3) a large number of systems have bought out their RUS debt over the last few years, requiring them to seek non-
RUS financing; (4) some borrowers have begun to expand and diversify their operations through acquisitions and mergers; and (6) the Power
Vision program has made it very easy to borrow from CFC.

Notes Payable, which consists of Commercial Paper, Bank Bid Notes and long-term debt due within one year, totaled $3,848 million, an increase of $341 million over the prior year. At May 31, 1998, CFC's short-term debt consisted of $4,363 million in dealer Commercial Paper, $1,196 million in Commercial Paper issued to CFC's members, $122 million in

Commercial Paper issued to certain nonmembers, $327 million in Medium-Term Notes that mature within one year and $185 million in Bank Bid Notes. The Commercial Paper sold to CFC's members and certain nonmembers increased by $39 million, the amount of Bank Bid
Notes outstanding increased by $70 million and Commercial Paper sold through CFC's dealers increased by $149 million from the prior year.
CFC's Commercial Paper and Bank Bid Notes had a weighted average maturity of 34 days at May 31, 1998. As described in the footnotes to the Combined Financial Statements, CFC reclassifies a portion of its short-term debt as long-term, as it has the ability (subject to certain conditions) to refinance this short-term debt on a long-term basis under its revolving credit agreements. CFC renegotiated one of its revolving credit agreements during the second quarter of fiscal year 1998 and was able to reclassify $2,345 million and $2,250 million in short-term debt as long-term at May 31, 1998 and 1997, respectively.

During fiscal year 1998, long-term debt outstanding increased by $1,160 million. The increase in long-term debt outstanding was due to an increase of $898 million in Collateral Trust Bonds, $494 million in Medium-Term Notes and $95 million in the amount of short-term debt supported by revolving credit agreements, offset by $327 million of long-term debt due within one year reclassified as notes payable. This increase was required to fund the increase in long-term fixed rate loans outstanding.

Members' Subordinated Certificates and Members' Equity increased by $24 million to $1,508 million at May 31, 1998, compared to $1,484 million at May
31, 1997. During fiscal year 1995, CFC adopted policy changes that generally reduced the amount of Loan Subordinated Certificates required to be purchased as a precondition to receiving a loan advance and increased the amount of allocated net margins to be retired in the next fiscal year from 50% to 70%. As a result of these policy changes, significant increases to the amount of Members' Equity and Members' Subordinated Certificates outstanding are not anticipated.

Off-balance sheet, CFC experienced an increase of $2,158 million in gross unadvanced loan commitments to a total of $8,845 million at May 31, 1998. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers, and therefore CFC does not anticipate funding most of such commitments. Approximately one-half of the outstanding commitments at May 31, 1998 were for short-term or line of credit loans. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved. The large increase to unadvanced loan commitments is primarily due to the Power Vision program.

Guarantees outstanding at May 31, 1998, $2,034 million represent a decrease of $47 million from the May 31, 1997 balance of $2,081 million. The guarantee balance decreased due to the redemption of one tax-exempt bond issue and scheduled repayments and lease reductions, offset by the guarantee of lease payments on mine equipment for a subsidiary of a member. The guarantee balance is anticipated to continue its decline.

CFC's leverage ratio increased during the year from 5.84 at May 31, 1997, to 6.37 at May 31, 1998. The ratio is calculated after excluding from debt the Quarterly Income Capital Securities and all debt associated with the funding of the RUS 100% guaranteed loans. Members'
Subordinated Certificates and Quarterly Income Capital Securities are treated as equity in the calculation of the leverage ratio. The increase in the leverage ratio was primarily due to an increase in loans outstanding to members financed by the issuance of debt issued to members and in the capital markets offset by the issuance of the $75 million in Quarterly Income Capital Securities. CFC contemplates that its leverage ratio will continue to increase modestly as it obtains external capital to accommodate its loan growth. CFC will retain the flexibility to further amend its capital retention policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

CFC's debt/equity ratio increased from 3.97 at May 31, 1997, to 4.51 at May 31, 1998. The ratio is calculated by dividing debt outstanding, excluding Quarterly Income Capital Securities and debt used to fund loans guaranteed by RUS, by the total of Members' Subordinated Certificates, Members' Equity, the loan and loss allowance and Quarterly Income Capital Securities.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margins as its primary performance indicator, since CFC's net margins are subject to fluctuation as interest rates change. Management has established a 1.10 Times Interest Earned Ratio ("TIER") as its minimum operating objective. CFC has earned TIERs of 1.12 for the years ended May 31, 1998, 1997 and 1996. TIER is a measure of CFC's ability to cover the interest expense on funding.

Fiscal Year 1998 versus 1997 Results

Net margins for the year ended May 31, 1998, were $62 million, an increase of $7 million over the $55 million earned the prior year.

Operating income for the year ended May 31, 1998 was $638 million, an increase of $74 million or 13% over the prior year. Operating income increased due to an increase in average loan volume and a slight increase in the average interest rate on the loan portfolio offset by a decrease in the amount of deferred conversion fees recognized. Average loan volume increased by $1,074 million to a balance of $9,655 million at May 31, 1998. The average interest rate on the portfolio for the year ended May
31, 1998 was 6.60%, an increase of 0.02% over the 6.58% for the prior year. This increase was due to the conversion of approximately $1,069 million of long-term loans from a variable interest rate to a fixed interest rate during 1998. During fiscal year 1998, a total of $1 million of deferred conversion fees were recognized into income, a decrease of $10 million from the prior year. At May 31, 1998, there was a balance of $1 million of deferred conversion fees. It is anticipated that this balance will be recognized into income during fiscal year 1999.

The total cost of funding for the year ended May 31, 1998, was $541 million, an increase of $65 million over the prior year. The cost of funding increased due to the increase in average loan volume outstanding and to an increase to the average interest rate on funds outstanding. The average interest rate on funding for the year ended May 31, 1998 was 5.60%, an increase from 5.54% in 1997. This rate increased as a result of the increase of $1,392 million to Collateral Trust Bonds and Medium-Term Notes outstanding and the increase of $75 million in Quarterly Income Capital Securities outstanding, offset by an increase of $24 million in Members' Subordinated Certificates and Members' Equity outstanding.

The gross margin earned on loans for fiscal year 1998 was $97 million, an increase of $8 million over the prior year. The gross margin of $97 million represents 1.00% of average loan volume for the year, a decrease from the 1.04% represented by the $89 million gross margin of the prior year. The growth in average loans outstanding allowed CFC to price its loans closer to its cost of funding during fiscal year 1998.

Operating expenses for fiscal year 1998 totaled $24 million, an increase of $2 million over the prior year. The operating expenses for fiscal year 1998 represented 0.24% of average loan volume, slightly less than the 0.26% for the prior year. While the dollar amount of operating expenses increased during the year ended May 31, 1998, the cost as a percentage of average loan volume decreased. The increase to the dollar amount of operating expenses was due to an increase in salaries and benefits from normal base salary increases and an increase in the number of employees, and an increased marketing effort. Staffing increases were required to support operations related to a growing loan portfolio, the increased marketing effort and the development of new products and services.

A total provision of $19 million was added to the loan loss reserve during the year ended May 31, 1998. The $19 million provision is an increase of $4 million over the amount added the prior year. The provision to the reserve for fiscal year 1998 represented 0.20% of average loan volume, a slight increase over the 0.18% for the prior year. The increase to the provision for fiscal year 1998 was due to the overall growth in the portfolio.

A total of $3 million of nonoperating income was earned during fiscal year 1998, approximately the same total as the prior year.

During fiscal year 1998, CFC recognized a gain of $5 million on the sale of 23 acres of land.

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

CFC's total cost of funding for fiscal year 1997 was $476 million, an increase of $50 million or 11.7% over the prior year. The increase to the cost of funding was due to the growth in average loans outstanding.  During the year CFC
issued $300 million of Collateral Trust Bonds, $125 million of Quarterly Income Capital Securities and incurred a net increase of $11 million of Medium-Term Notes at fixed interest rates. CFC also issued $150 million of Collateral Trust Bonds and had a net
increase of $706 million of Commercial Paper and Bid Notes
at variable rates. During the year, $150 million of fixed rate Collateral Trust Bonds and $150 million of variable rate Collateral
Trust Bonds matured.   The cost of funds as a percentage of average
loan volume decreased by 17 basis points, from 5.71% for fiscal year 1996 to 5.54% for fiscal year 1997.

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

Operating expenses for fiscal year 1997 totaled $22 million, an
increase of $2 million or 10% over the prior year.   The increase to
operating expenses was due to foreclosure litigation, conversion of
the information systems and an increased marketing effort.   Further
details regarding the foreclosure litigation are contained in the Footnote 10 to the Combined Financial Statements. The conversion of the information systems from the main frame to the client server should be completed during fiscal year 1998. The increased marketing effort includes the enhancement of the CFC brand image along with the development and rollout of new products and services for CFC members to use in differentiating their service from that of other energy providers.

During fiscal year 1997, CFC added a total of $15 million to the loan loss allowance, an increase of $3 million over the prior year. The increase to the amount provided to the loan loss reserve was required due to the growth in the loan portfolio.

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

The following is a summary of CFC's operating results as a percentage of average loans outstanding for the last three fiscal years ending May 31, 1998, 1997 and 1996.
                                        1998    1997    1996

Interest on loans                       6.60%   6.58%   6.77%
Less:  Cost of funds                    5.60%   5.54%   5.71%
 Gross operating margin 		1.00%	1.04%	1.06%
General and administrative expenses     0.24%   0.26%   0.26%
Provision for loan losses		0.20%	0.18%	0.16%
        Total expenses                  0.44%   0.44%   0.42%
	Operating margin		0.56%	0.60%	0.64%
Nonoperating income (1)                 0.08%   0.04%   0.02%
        Net margins                     0.64%   0.64%   0.66%
     TIER                               1.12    1.12    1.12

(1) Nonoperating income includes the extraordinary loss in fiscal year 1996 resulting from the prepayment of debt and a gain on the sale of land in fiscal year 1998.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC and its combined affiliates make loans and provide financial guarantees to their qualified members. The combined memberships include rural electric distribution systems, rural electric generation and transmission systems, telecommunication systems, statewide rural electric and telecommunication associations and associate organizations.

The following chart summarizes loans and guarantees outstanding by member class at May 31, 1998, 1997 and 1996.

                                                 Percentage of Total
                                               1998     1997     1996
Electric Systems:
     Distribution                             57.59%   57.16%   54.37%
     Power Supply                             27.59%   30.29%   33.38%
     Service Organizations                     1.53%    1.63%    1.77%
         Subtotal Electric Systems            86.71%   89.08%   89.52%
Associate Members                              0.80%    0.92%    0.91%
Telecommunication Systems:
     Local Exchange Carrier ("LEC")            6.43%    6.87%    6.71%
     Cable                                     0.75%    0.51%    0.42%
     Cellular                                  1.21%    1.22%    1.23%
     Personal Communications Systems ("PCS")   0.89%    0.05%    0.00%
     Other                                     3.21%    1.35%    1.21%
         Subtotal Telecommunication Systems   12.49%   10.00%    9.57%
     Total                                   100.00%  100.00%  100.00%

CFC's members are widely dispersed throughout the United States and its territories, including 46 states, the District of Columbia, Guam, Samoa and the U.S. Virgin Islands. At May 31, 1998, 1997 and 1996, no state or territory had over 11.7%, 10.6% and 9.9%, respectively, of total loans and guarantees outstanding.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. The majority of the largest single exposures are concentrated in the power supply systems due to their large plant and equipment requirements. At May 31, 1998, the total exposure outstanding to any one borrower did not exceed 6% of total loans (excluding loans guaranteed by RUS) and guarantees outstanding. At
May 31, 1998, CFC had $3,187 million in loans outstanding, excluding loans guaranteed by RUS, and $1,757 million in guarantees outstanding, to its largest 40 borrowers. The amounts outstanding to the largest 40 borrowers at May 31, 1998 represented 31% of total loans outstanding and 85% of total guarantees outstanding. Total credit exposure to the largest 40 borrowers represented 39% of total credit exposure at May 31, 1998, compared to 42% at May 31, 1997. CFC's ten largest credit exposures represented 19% of total exposure at May 31, 1998 and 22% at May 31, 1997.

Security Provisions

Except when providing lines of credit, CFC typically lends to its members on a secured basis. At May 31, 1998, a total of $1,201 million of loans were unsecured representing 11.4% of total loans and 9.5% of total loans and guarantees. Approximately $136.1 million or 11.3% of the unsecured loans represent obligations of distribution borrowers for the initial phase(s) of RUS note buyouts. Upon completion of a borrower's buyout from RUS, CFC receives first lien security on all assets and future revenues. The unsecured loans would represent 10.1% of total loans and 8.4% of total loans and guarantees if these partial note buyout obligations were excluded. CFC's long-term loans are typically secured, pro-rata with any other secured lenders (primarily RUS) by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

Portfolio Quality

The following table summarizes the key composite operating results of CFC's two main borrower types, distribution and power supply systems, which together comprised 85.2% and 87.5% of CFC's total loan and guarantee portfolio at May 31, 1998 and 1997. The information presented below is as of December 31, and taken from the data contained on pages 21 to 25.
            CFC Distribution Member Borrowers
                    Composite Results

                         1997    1996     1995   1994    1993

TIER                     2.34    2.44    2.42    2.42    2.54
DSC                      2.26    2.42    2.40    2.26    2.44
MDSC                     2.17    2.30    2.28    2.09    2.21
Equity percentage        42.7%   42.5%   41.7%   41.5%   40.8%

            CFC Power Supply Member Borrowers
                    Composite Results

                         1997    1996    1995    1994    1993

TIER                     1.04    1.21    1.23    1.31    1.20
DSC                      1.13    1.20    1.22    1.24    1.21
Equity percentage        12.8%   12.3%   11.7%   9.3%    9.7%

NOTE:	The power supply composite results have been presented
without the operating results of six systems experiencing financial difficulties. CFC had credit exposure to four of the six borrowers (see footnote 10 to the Combined Financial
Statements for  a detailed description of these borrowers).

Most CFC power supply borrowers sell the majority of their power under all-requirements power contracts with their member distribution systems. These contracts allow, subject to regulatory requirements and competitive constraints, for the recovery of all costs at the power supply level. Due to the contractual connection between the power supply and distribution systems, total combined system equity (power supply equity plus the equity at its affiliated distribution systems) has typically been maintained at the distribution level.

As with CFC, to the extent distribution systems can fund their assets with retained Members' Equity (i.e., unretired capital credits), overall funding costs for plant and equipment are reduced. Distribution systems can, in turn, pass these savings on to their member/consumers in the form of lower utility rates.

The effectiveness of the all-requirements power contract is dependent on the individual systems' right and ability (legal as well as economic) to establish rates to cover all costs. The boards of directors of most of CFC's power supply and distribution members have the authority to establish binding rates for their consumer members. Some states regulate rate-setting and can therefore override the system's internal rate-setting procedures.

During the past few years, power supply members have been increasing their equity levels. Under recently changed RUS underwriting standards, in order to qualify for additional RUS loan funds, power supply systems may be required to maintain, or demonstrate an ability to reach, an equity level of 20% of assets, or they must obtain guarantees from their affiliated distribution systems.

CFC telecommunications borrowers reported composite DSC of 2.39 and Equity ratio of 31% for the year ended December 31, 1997. As of the date of this filing, all borrowers had not filed December 31, 1997 year end data.

Nonperforming and Restructured Loans

CFC classifies a borrower as nonperforming when any one of the following criteria are met: (1) principal or interest payments on any loan to the borrower are past due 90 days or more, (2) as a result of court proceedings, repayment with the original terms is not anticipated, or (3) for some other reason, management does not expect the timely repayment of principal or interest. Once a borrower is classified as nonperforming, interest on its loans is recognized on a cash basis.

Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At May 31, 1998, all nonperforming loans were on non-accrual status with respect to interest income. At May 31, 1998, nonperforming loans totaled $4 million, a decrease of $5 million from the prior year-end. The decrease was due to the settlement of loans outstanding to two borrowers and principal repayments received during the year, offset by the addition of one borrower to the nonperforming category.

Loans classified as restructured are loans for which agreements have been executed that change the original terms of the loan, generally a change to the originally scheduled cashflows. At May 31, 1998, restructured loans totaled $330 million, a decrease of $32 million from the prior year. The decrease was due to principal repayments received during the year. Restructured loans in the amount of $330 million, $362 million and $205 million were on a nonaccrual basis with respect to the recognition of interest income at May 31, 1998, 1997 and 1996, respectively.

	NONPERFORMING AND RESTRUCTURED ASSETS
                                                       As of May 31
(Dollar Amounts In Thousands)                   1998       1997       1996

Nonperforming loans                            $4,080     $9,428     $25,294
Percent of loans and guarantees outstanding      0.03%      0.09%       0.25%

Restructured loans                           $329,538   $361,961    $209,361
Percent of loans and guarantees outstanding      2.61%      3.29%       2.05%

Total nonperforming and restructured loans   $333,618   $371,389    $234,655
Percent of loans and guarantees outstanding      2.64%      3.38%       2.30%

Allowance for Loan Losses

CFC maintains an allowance for potential loan losses which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral, and economic and industry conditions. At May 31, 1998, the allowance for loan losses totaled $250 million, a net increase of $17 million from the prior year-end. The allowance represented 75.0% of nonperforming and restructured loans and 1.98% of total loans and guarantees outstanding at year-end.

During fiscal year 1998, CFC charged off $2.1 million in loans related to the bankruptcy settlement for two borrowers. CFC no longer has any loan or guarantee exposure to either of the companies, which are no longer CFC members.

Since its inception in 1969, CFC has charged off loan balances in the total amount of $30.5 million, net of recoveries.

Management believes that the allowance for loan losses is adequate to cover any portfolio losses which may occur.

The following chart presents a summary of the allowance for loan losses at May 31, 1998, 1997 and 1996.

                         ALLOWANCE FOR LOAN LOSSES

                                                        Years Ended May 31,
(Dollar Amounts In Thousands)                  1998            1997            1996
Beginning balance                            $233,208        $218,047        $205,596
Provision for loan losses                      19,027          15,161          12,451
Charge offs                                    (2,104)              -               -
Ending balance                               $250,131        $233,208        $218,047

As a percentage of total loans outstanding      2.36%           2.62%           2.74%
As a percentage of total loans and
  guarantees outstanding                        1.98%           2.12%           2.14%
As a percentage of total nonperforming and
  restructured loans outstanding               74.98%          62.79%          92.88%

Asset/Liability Management

A key element of CFC's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Match Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the next year. It is CFC's policy to manage asset and liability repricing terms within a range of 5% of total assets. At May 31, 1998, CFC had $520 million in fixed rate assets amortizing or repricing and $358 million in fixed rate liabilities maturing during fiscal year 1999. The difference, $162 million, represents the fixed rate assets in excess of the fixed rate debt maturing during the next fiscal year. This difference of $162 million at May 31, 1998 represents 1.5% of total assets. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily Commercial Paper and Bank Bid Notes, both of which are issued primarily with original maturities under 90 days. CFC funds fixed rate loans with fixed rate Collateral Trust Bonds, Medium-Term Notes, Quarterly Income Capital Securities, Members' Subordinated Certificates and Members' Equity. With the exception of Members' Subordinated Certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities and Commercial Paper, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses Commercial
Paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

CFC makes uses of an interest rate analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and Members' Subordinated Certificate amortizations to determine the fixed rate funding gap for each individual year and for the portfolio as a whole. There are no scheduled maturities for the Members' Equity, primarily unretired patronage capital allocations. The balance of Members' Equity is assumed to remain relatively stable since annual retirements are approximately equal to the annual allocation of net margins. The non-amortizing Members' Subordinated Certificates either mature at the time of the related loan or guarantee or 100 years from issuance, (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing Members' Subordinated
Certificates and Members' Equity are first used to "fill" any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or equity and certificates is used to calculate a TIER for each year and for the portfolio as a whole. The schedule allows
CFC to analyze the impact on the over all TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. The following chart shows the scheduled amortization and maturity of fixed rate asset and liabilities outstanding at May 31, 1998.

                        INTEREST RATE GAP ANALYSIS
                        (Fixed Assets/Liabilities)
                            As of May 31, 1998

(Dollar Amounts In Millions)             Over 1 yr.    Over 3 yrs.   Over 5 yrs.    Over 10 yrs.
                             Less than    but less      but less      but less        but less      Over
                              1  year    than 3 yrs.   than 5 yrs.   than 10 yrs.   than 20 yrs.   20 yrs.   Total
Assets:
  Loan Amortization
    and repricing             $519.8       $798.1         $855.8       $1,169.6       $1,074.0    $ 419.7   $4,837.0

Total Assets                  $519.8       $798.1         $855.8       $1,169.6       $1,074.0    $ 419.7   $4,837.0

Liabilities and Equity:
  Long-Term Debt              $149.5       $799.1         $869.2       $1,142.4       $   65.1    $ 450.0   $3,475.3
  Subordinated Certificates    109.4          7.1            7.7           19.2          752.5       81.1      977.0
  Members'Equity                99.1            -              -            8.0          145.0          -      252.1

Total Liabilities and Equity  $358.0       $806.2         $876.9       $1,169.6       $  962.6    $ 531.1   $4,704.4

Gap *                         $161.8       $ (8.1)        $(21.1)             -       $  111.4    $(111.4)  $  132.6

Cumulative Gap                $161.8       $153.7         $132.6        $ 132.6       $  244.0    $ 132.6
Cumulative Gap as a %
  of  Total Assets             1.51%        1.44%          1.24%          1.24%          2.28%      1.24%
</TABLE?
  *  Loan amortization/repricing over/(under) debt maturities


Derivative and Financial Instruments

All of the financial instruments to which CFC was a party at May 31,
1998 were purchased for purposes other than trading.   All of CFC's
financial instruments at May 31, 1998 were interest rate sensitive.  The following table provides the significant balances and contract terms related to the market risk related financial instruments at May 31, 1998.

 (Dollar Amounts in Thousands )                                             Principal Amortization
      Instrument               Outstanding      Fair                                                                  Remaining
                                 Balance        Value       1999          2000        2001       2002        2003       Years
Assets:
Investments                    $   65,485   $   65,485   $   65,485   $       -   $      -   $       -   $       -   $        -
     Average Rate                   5.38%                     5.38%           -          -           -           -            -
Long-term Fixed Rate loans      4,512,362    4,574,632      485,871     326,761    418,390     443,761     412,526    2,425,053
     Average Rate (1)               7.07%                     7.23%       6.89%      6.83%       6.89%       6.87%        7.17%
Long-term  Variable Rate loans  4,341,376    4,341,376      155,719     158,057    163,926     162,528     170,062    3,531,084
     Average Rate (2)               6.57%                         -           -          -           -           -            -
Intermediate-term loans           364,903      364,903       43,385      52,851     42,749       9,261      11,739      204,918
     Average Rate (3)               6.72%            -            -           -          -           -           -            -
Line of credit loans (4)          894,021      894,021            -           -          -           -           -            -
     Average Rate (2)               6.83%                         -           -          -           -           -            -
RUS guaranteed loans              133,195      133,195        2,255       2,090      2,695       3,145       4,095      118,915
     Average Rate (2)               6.36%                         -           -          -           -           -            -
Nonperforming loans (5)             4,080        4,080            -           -          -           -           -            -
     Average Rate (6)               6.41%                         -           -          -           -           -            -
Restructured loans (7)            329,538      329,538            -           -          -           -           -            -
     Average Rate (6)               7.17%                         -           -          -           -           -            -

Liabilities & Equity:
Commercial paper                5,680,904    5,680,898    5,680,904           -          -           -           -            -
     Average Rate                   5.54%                     5.54%           -          -           -           -            -
Bank Bid Notes                    185,000      185,000      185,000           -          -           -           -            -
     Average Rate                   5.57%                     5.57%           -          -           -           -            -
Medium-Term Notes               1,109,258    1,113,914      327,325     113,121    172,102     105,300     328,050       63,360
     Average Rate                   6.18%                     5.99%       6.18%      6.25%       6.26%       6.25%        6.47%
Collateral Trust Bonds (8)      1,897,688    1,944,005            -     150,000    100,000     100,000     300,000    1,247,688
     Average Rate                   6.61%                         -           -      6.45%       6.75%       6.38%        6.75%
QUICS                             200,000      204,980            -           -          -           -           -      200,000
     Average Rate                   7.87%                         -           -          -           -           -        7.87%
Subordinated Certificates       1,229,166    1,086,350        4,148       2,740      2,646       2,622       3,170    1,213,840
     Average Rate                   4.20%                     7.96%       8.38%      7.24%       8.30%       8.38%        4.16%

(1) The principal amount of fixed rate loans is the total of scheduled principal amortizations and scheduled repricings.
(2)  Variable rates set first day of each month.
(3) Intermediate-term loan amortizations include principal payments on both variable rate and fixed rate loans.
(4) Line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.
(5) CFC is uncertain as to the amounts and timing of repayments related to nonperforming loans.
(6) At May 31, 1998, all nonperforming and restructured loans were on non accrual status with respect to the recognition of interest income.
(7) All restructured loans were performing on the negotiated terms. See Footnote 10 to Combined Financial Statements for further information.
(8) The Collateral Trust Bonds maturing in fiscal year 2000 carry a variable interest rate.

The following table provides the notional amount, average rate paid, average rate received and maturity dates for the interest rate exchange agreements to which CFC was a party at May 31, 1998.

                                                   Notional Principal Amortization
                      Notional Principal                                                               Remaining
     Instrument            Balance           Value     1999     2000       2001     2002     2003       Years
Interest Rate Swaps        $753,675        $741,921    $  -   $202,851   $342,749   $  -    $22,375    $185,700
Average Rate Paid (1)         5.92%                       -          -          -      -          -           -
Average Rate Received (1)     5.68%                       -          -          -      -          -           -

(1) Scheduled interest rate swap maturities include agreements in which CFC pays both fixed and variable rates and receives variable rates.

Market Risk

CFC's primary market risk exposure is interest rate risk. A secondary risk exposure is liquidity risk. CFC is also exposed to counterparty risk related to the interest rate exchange agreements it has entered.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate Collateral Trust Bonds, Medium-Term Notes, Quarterly Income Capital Securities,
Members' Subordinated Certificates, Member's Equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk related to the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and equity maturing by year (see chart on page 35). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 5% or less. At May 31, 1998 and 1997, 2.7% and 3.3%, respectively, of the fixed rate loans were funded with variable rate debt. The interest rate risk is minimal on variable rate loans, since the loans are priced monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, non-interest bearing Members' Subordinated Certificates and Members' Equity to fund variable rate loans. At May 31, 1998 and 1997, 54.2% and 62.5%, respectively, of loans carry a variable interest rate.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years. These loans are funded by variable rate Commercial Paper, Bank Bid
Notes, Collateral Trust Bonds and Medium-Term Notes; non-interest bearing Members' Subordinated Certificates and Members' Equity.  The
average maturity of Commercial Paper and Bank Bid Notes is typically about 30 to 35 days.  The Collateral Trust Bonds and Medium-Term
Notes are issued for longer periods, but typically much shorter than the maturity of the loans. Loan Subordinated Certificates are issued for the same period as the related loan. Thus CFC is at risk if it is unable to continually roll over its Commercial Paper balances or issue other forms of variable rate debt to support its variable rate loans. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At May 31, 1998 and
1997, CFC had a total of $5,218 million and $5,000 million, respectively in revolving credit agreements and bank lines of credit. To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 37). CFC also maintains shelf registrations with
the SEC for its Collateral Trust Bonds, Medium-Term Notes and
Quarterly Income Capital Securities.  At May 31, 1998 and 1997,
CFC had active shelf registrations totaling $300 million and
$700 million related to Collateral Trust Bonds, $1,264
million and $313 million related to Medium-Term Notes and $50 million
and $125 million related to Quarterly Income Capital Securities.   All of
the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has Commercial Paper and Medium-Term
Note issuance programs in Europe. At May 31, 1998 and 1997, CFC had $82 million and $239 million of Commercial Paper, respectively, and $250 million and $0 million of Medium-Term Notes, respectively, outstanding to European investors. CFC has issuance authority of $1,000 million related to Commercial Paper and $1,000 million related to Medium-Term Notes under these programs. Subsequent to the end of the year, on June 5, 1998, Registration Statements for $250 million in Quarterly Income Capital Securities and $1,000 in Medium-Term Notes became effective.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements. To mitigate this risk, CFC only enters into interest rate exchange agreements with highly rated counterparties. At May 31, 1998 and 1997, CFC was a party to $754 million and $439 million, respectively, of interest rate exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under the interest rate exchange agreement. At May 31, 1998, CFC's interest rate exchange agreement counter parties had credit ratings ranging from A to AAA as assigned by Standard & Poor's Corporation.

Foreign Currency Risk

CFC may issue European Commercial Paper, Collateral Trust Bonds or Medium-Term Notes denominated in foreign currencies. For any such note issued, CFC expects to enter into a foreign currency swap with a highly rated counterparty. The cost of the currency swap would be factored into the interest rate CFC pays on the obligation and included in CFC's total cost of funds. To date, CFC has not issued any debt denominated in a foreign currency.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service ("Moody's"), Standard & Poor's Corporation ("S&P") and Fitch Investors Service
("Fitch"). The following table presents CFC's credit ratings at May 31, 1998.

                                             Moody's     Standard & Poor's      Fitch
                                      Investors Service     Corporation    Investors Service
Direct
Collateral Trust Bonds                         Aa3              AA                AA
Domestic and European Medium-Term Notes         A1              AA-               AA-
Quarterly Income Capital Securities             A2               A+                A+
Domestic and European Commercial Paper          P1             A-1+              F-1+

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

Member Investments

At May 31, 1998 and 1997, CFC's members provided 27.8% and 33.0% of total capitalization as follows:

               MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

                                                             % of                   % of
(Dollar Amounts In Thousands)                      1998      Total        1997      Total
Commercial Paper                                $1,195,600   21.0%     $1,203,335   21.9%
Long-term debt (primarily Medium-Term Notes)       240,348    8.0%        276,821   17.1%
Members' Subordinated Certificates               1,229,166  100.0%      1,212,486  100.0%
Members' Equity                                    279,278  100.0%        271,594  100.0%
     Total                                      $2,944,392             $2,964,236

Percentage of total capitalization                   27.8%                  33.0%

The total amount of member investments decreased by $20 million at May 31, 1998, compared to May 31, 1997. Total member investment as a percentage of total capitalization decreased due to the increase in nonmember debt required to fund the growth in loans. Total capitalization at May 31, 1998 was $10,581 million, an increase of $1,600 million over the total capitalization of $8,981 million at May 31, 1997. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 29.5% and 34.7% at May 31, 1998 and 1997, respectively. Due to recent policy changes that have reduced Members' Subordinated Certificate purchase requirements and accelerated
Patronage Capital retirements, CFC expects the percentage of capitalization provided by its members to continue to decline.

Historical Results

The following chart provides CFC's key operating results over the last five years.

                          SELECTED KEY FINANCIAL DATA
(Dollar Amounts In Thousands)
As of May 31:                     1998           1997            1996            1995            1994
Net loans                     $10,329,345     $8,678,196      $7,728,271      $6,747,124      $5,921,022
Total liabilities             $ 9,174,444     $7,573,414      $6,576,764      $5,575,853      $4,740,470
Total Members' Subordinated
  Certificates and Equity     $ 1,508,444     $1,484,080      $1,477,325      $1,504,936      $1,483,826
Guarantees                    $ 2,034,494     $2,080,671      $2,249,440      $2,574,922      $2,655,827
Leverage ratio (1)                   6.37           5.84            5.69            5.13            4.63
Debt/Equity (2)                      4.51           3.97            3.63            3.01            2.52

Gross margins                 $    97,038     $   88,710      $   78,994      $   78,771      $   61,452
Net margins                   $    62,216     $   54,736      $   49,041      $   45,212      $   33,188
TIER (3)                             1.12           1.12            1.12            1.13            1.13

(1) The leverage ratio is calculated by dividing debt and guarantees outstanding, excluding Quarterly Income Capital Securities and debt used to fund loans guaranteed by RUS, by the total of Members' Subordinated Certificates, Members' Equity and Quarterly Income Capital Securities.
(2) The debt/equity ratio is calculated by dividing debt outstanding, excluding Quarterly Income Capital Securities and debt used to fund loans guaranteed by RUS, by the total of Members' Subordinated Certificates, Members' Equity, the loan loss allowance and Quarterly Income Capital Securities.
(3) TIER is calculated by dividing net margins before extraordinary items plus the cost of funds by the cost of funds.

Year 2000 Compliance

CFC has appointed a year 2000 coordinator and assembled a team of individuals from all areas of the Company to assist in the development of a year 2000 compliance plan and the testing of all business essential
applications.  	CFC's year  2000 plan includes the following:
1. identification of at risk applications and equipment,
2. obtain certification from vendors,
3. review the results of step 2,

4. develop plan to address items that will not be compliant,
5. implement solutions,
6. testing of all applications and equipment,
7. final corrections

Currently CFC has completed steps 1 through 4 for the majority of the identified applications. CFC is now in the process of implementing solutions, including preparing for the installation of compliant versions of software applications, which should be available shortly. CFC is also in the process of implementing test plans for each application. All testing is scheduled to be completed by January 1, 1999.

CFC has obtained compliance certifications from third party vendors, for all of its core applications and operating systems. All internally developed applications have also been determined to be compliant.
All essential applications will be tested, regardless of whether a certification of compliance has been obtained.

CFC has performed all work related to the year 2000 compliance plan internally. CFC plans to perform all testing and implementation of the required solutions internally. The overall cost of remediating CFC's year 2000 problem is expected to be insignificant and not anticipated to adversely impact operations. Due to business reasons, CFC moved from a mainframe platform to a client server platform and implemented new operating systems and core applications beginning in 1995. As a result, many of CFC's year 2000 issues were mitigated.

CFC is in the process of reviewing non Information Technology equipment and systems for year 2000 compliance. At this time, CFC is uncertain as to the extent of its non Information Technology related year 2000 problem. The problems caused by non-compliance of this equipment are expected to be minor in nature and not expected to impact operations.

As part of the year 2000 compliance plan, a contingency plan has been developed for each at risk application and system. In this process, each application owner laid out the steps required to work around a year 2000 failure. CFC is in the process of developing an overall contingency plan.

At this time, CFC is uncertain as to the scope of the year 2000 problem its borrowers face. CFC will ask its borrowers for compliance certification as part of the representations required by the mortgage in the annual officer's certificate at December 31, 1998.

Financial and Industry Outlook

CFC does not expect a significant increase in the competition for the supplemental electric loan business. RUS will continue to be the dominant lender, since others can not match the rates it offers. The total loans and guarantees available from RUS for fiscal year 1998 are $1,066.5 million, an increase of $141.5 million over the prior year. The total amount of funding available for loans decreased from $625 million in 1997 to $366.5 million in 1998. RUS will provide almost two-thirds of its assistance to borrowers through guarantees in 1998, with approval to guarantee up to $700 million of loans from other creditors.

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

During fiscal year 1998, CFC advanced approximately $448 million to electric borrowers for the purpose of prepaying their RUS loans. From March 1994, the date final regulations were adopted, through May 1998, CFC has advanced a total of $2,170 million to borrowers for this purpose. CFC has been selected as the lender for over 94% of the RUS debt refinancings. There are applications pending at RUS for an additional $41 million of buyouts, in which CFC has been selected as the lender and has approved loan commitments. Future volume of RUS note prepayments will depend on a number of factors including interest rates, tax consequences and possible acquisition or other business opportunities available to the members. CFC does not expect large volumes of prepayment requests to be made at any one time, but believes that there will be a steady stream of activity.

CFC beleives that demand for loans from its members will continue to maintain the pace set over the last few years. Factors impacting the level of increase in demand for CFC loan funds will include (1) the number of systems that decided to buy out their RUS debt; (2) the strength of the economy; (3) the utilization of loans from the FFB with a guarantee from RUS; (4) mergers and acquisitions of non-cooperative electric systems and non-CFC telephone systems; and (5) the pace of diversification into new businesses, such as gas and propane and new telecommunications services.

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

Item 8.  Financial Statements and Supplementary Data.

The Combined Financial Statements, Auditors' Report and Combined
Quarterly Financial Results are included on pages 53 through 80 (see
Note 12 to Combined Financial Statements for a summary of the quarterly results of CFC's operations).

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a) Directors
                                                     Director   Date present
Name                                           Age     since    term expires

Paul J. Liess (President of CFC)                60      1993        1999
Eldwin Wixson (Vice President of CFC)           66      1995        2001
Benson Ham (Secretary-Treasurer of CFC)         64      1995        2001
James O. Baker                                  59      1997        1999
Glenn English                                   57      1994        1999
Alden J. Flakoll                                64      1996        1999
Wade R. Hensel                                  46      1997        2000
George W. Kline                                 69      1993        1999
Kenneth Krueger                                 60      1997        2000
Stephen R. Louder                               46      1998        2001
Eugene Meier                                    69      1997        2000
R. Layne Morrill                                58      1995        2001
Robert J. Occhi                                 51      1996        1999
Michael Pigott                                  54      1997        2000
Timothy Reeves                                  50      1998        2001
Brian D. Schlagel                               48      1998        2001
R.B. Sloan Jr.                                  46      1996        1999
Thomas W. Stevenson                             56      1997        2000
Clifford G. Stewart                             52      1997        2001
Robert Stroup                                   53      1996        1999
Robert C. Wade                                  64      1997        2000
Robert O. Williams                              65      1994        2000

(b) Executive Officers

                                                                                  Held present
Title                                                    Name              Age    office since
President and Director                              Paul J. Liess           60        1997
Vice President and Director                         Eldwin Wixson           66        1997
Secretary-Treasurer and Director                    Benson Ham              64        1997
Governor and Chief Executive Officer                Sheldon C. Petersen     45        1995
Senior Vice President of Member Services
         and General Counsel                        John J. List            51        1997
Senior Vice President and Chief Financial Officer   Steven L. Lilly         48        1994
Senior Vice President for Strategic Services        David J. Hedberg        47        1995
Senior Vice President of Operations                 John T. Evans           48        1997

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

Mr. Wixson has been a Director of New Hampshire Electric Cooperative, Inc., Plymouth, NH, since June 1986 and President (now retitled Chair) of the Board of Directors since June 1992. Mr. Wixson has been a professor of mathematics at Plymouth State College, of the University System of New Hampshire, since 1966 and was Interim Dean from July
1994 to June 1995. He also has been Chair of the Board of Directors of the Community Guaranty Savings Bank since 1988 and served as a Director of the Speare Memorial Hospital since 1986. He was the principal-controlling partner of the Plymouth Pharmacy from 1979 to 1983 and was a Maine dairy farmer from 1956 to 1963.

Mr. Ham has been a Director of Central Georgia Electric Membership Cooperative, Jackson, GA, since 1983. He has also been the managing partner in the law firm of Ham, Jenkins, Wilson & Wangerin, since 1991. He is a partner in Sleepy Creek Farms, a commercial cow-calf operation established in 1983. He also served for ten years in the Georgia Legislature. He is currently a member of the Monroe County Economic Development Authority. He has served as President of the Flint Judicial Circuit Bar Association from 1962 to 1963 and has served on the Board of Governors of the Georgia Bar Association. He currently serves as a member of the Board of Directors of Georgia Transmission Corporation and Georgia Electric Membership Corporation.

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

Mr. English has been Chief Executive Officer of NRECA, Washington, DC, since February 1994. He served in the House of Representatives from 1975 to 1994. He served on the House Agriculture Committee from 1975 to 1994, and was Chairman of the House Agricultural Subcommittee on Environment, Credit and Rural Development in 1989.

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

Mr. Hensel has been General Manager of BENCO Electric, Mankato,
MN, since 1981. He is a former Chairman of Minnesota Rural Electric Manager's Association and a former Chairman of the Cooperative Power Manager's Association. He has been a member of the management committee of Cooperative Television Association of Southern Minnesota since 1993, a partner in North Mankato/Frost-BENCO-Wells Industrial
Park since 1991, a director of Mankato Rehabilitation Center since 1995, and a director and former Chairman of Valley Industrial Development Corporation. He is a former chairman and former director of the Chamber of Commerce, a former president of the Jaycees, a former treasurer and board member of the Independent School District #77, and former director of Immanuel-St. Joseph's Hospital.

Mr. Kline has been a Director of Trico Electric Cooperative, Tucson, AZ since 1988. He has been Vice President of Grand Canyon State Electric Cooperative Association, since 1992. He was a Magistrate for the town of Marana, AZ, from 1983 to 1993 and is currently retired. He is the former President of Grand Canyon State Electric Cooperative. He served as a state representative for District 7 in the Arizona 35th Legislature. He is also a past Vice President and Treasurer of the Marana Rotary
International.

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

Mr. Louder has been President and General Manager of Deaf Smith Electric Cooperative, Hereford, TX, since 1992. He is a director at Golden Spread Electric Cooperative and a member and former Chairman of the Texas Electric Cooperative Member Services Committee. He is a registered Professional Engineer in the state of Texas, a member of the Community Christian School Board of Trustees and a member of the Board of Elders at Community Church in Hereford, TX. He is also active in his local economic development and 4-H Club.

Mr. Meier has been a Director of Cooperative Development Services since 1998 and the Director of Pierce-Pepin Electric Cooperative, Ellsworth, WI, since 1991. He has been Vice President of the Wisconsin Electric Cooperative since 1995 and Chairman of its Legislative Committee since 1994. Prior to his retirement in 1994, Mr. Meier was Maintenance Foreman of Continental Nitrogen and Resources, Inc. He has also owned and operated a farm since 1964. He has been a director of the Wisconsin Federation of Cooperatives since 1995. He is a former member of Legislative Standing Committee, NRECA, and a former executive committee member of the Wisconsin Electric Cooperative Association. He is an active member and past President of Joy Lutheran Church of Prescott.

Mr. Morrill has been a Director of White River Valley Electric Cooperative, Inc., Branson, MO, since 1976 and is currently serving as Secretary-Treasurer. He is also a Director of KAMO Electric Cooperative. He has been President of Shepherd of the Hills Realty Co., Inc. and President of Shepherd of the Hills Properties Inc., since 1967. He is also a Director of the Bank of Kimberling City and of Rural Missouri Cable T.V. Inc. He has been President of the Kimberling City Water Company since 1982.

Mr. Occhi has been Executive Vice President and General Manager of
Coast Electric Power Association, Bay St. Louis, MS since 1986. He has been a Director of the South Mississippi Electric Power Association since 1986 and past President of the Electric Power Associations of Mississippi. He is also Vice President of the Mississippi Council of Farmer Cooperatives and of the Greater Biloxi Economic Development Foundation, and a past Director of the Mississippi Economic Council.

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

Mr. Reeves has been President and General Manager of Southern Illinois Power Cooperative, Marion, IL, since 1993. He was Executive Vice President and General Manager of Southern Illinois Power Cooperative from 1981 to 1990, and Assistant to the Manager of Egyptian Electric Cooperative Association from 1974 to 1980. He is the Chairman of Illinois ACRE and a member of Illinois Managers Association and the G&T Managers Association. He also served as President of the Union County Hospital Board and the Southern Most Illinois Tourism Board.

Mr. Schlagel has been the President of Morgan County REA, Fort
Morgan, CO, since 1997. He has owned and operated Schlagel Farms, an irrigated agriculture enterprise, since 1971. Mr. Schlagel is also a Director of the Colorado Rural Electric Association, serves on the Facilities Committee at Tri-State Generation and Transmission Association, Inc., is Vice President of Roggen Famer's Elevator Association and a Fellow of the Colorado Agriculture Leadership
Program. He also served as President of Strasburg School District 31-J and Vice President of the Southeast Weld Fire Protection District.

Mr. Sloan has been Executive Vice President and General Manager of Crescent Electric Membership Corporation, Statesville, North Carolina since 1989. He has been a member of the boards of North Carolina Electric Membership Corporation, North Carolina Association of Electric Cooperatives since, Tarheel Electric Membership Association since 1989. He was Chairman of the North Carolina Rural Electrification Authority from 1987 to 1993. He is also the past Chairman of the National Association of Counties' Rural Development Committee, past Chairman of the Greater Statesville Chamber of Commerce and the past Chairman of the Iredell County Board of Commissioners.

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

Mr. Hedberg joined CFC as Director of Rates and Special Projects in 1981. He became Senior Vice President of Strategic Services on June 1, 1995.

Mr. Evans joined CFC as Senior Vice President of Operations in
November 1997.  He was Senior Vice President and Chief Operating
Officer of Suburban Hospital Healthcare System, Bethesda, MD from
1994 to 1997. He was Senior Vice President and Chief Operating Officer for Geisinger Medical Center, Danville, PA from 1991 to 1994.

(f)	Involvement in Certain Legal Proceedings.

	None to the knowledge of CFC.

(g)	Promoters and control persons.

	Inapplicable.

Item 405. Compliance with Section 16 (a) of the Exchange Act.

Inapplicable.

Item 11.  Executive Compensation

The Summary Compensation Table below sets forth the aggregate remuneration for services in all capacities to CFC, on an accrual basis, for the three years ended May 31, 1998, 1997 and 1996 to the named executive officers. The named executive officers include the CEO and the next most highly compensated executive officers serving at May 31, 1998, with salary and bonus for fiscal year 1998 in excess of $100,000.

		   	Summary Compensation Table

                                        Annual Compensation
                                                                    All
                                                                   Other
Name and Principal Position           Year     Salary    Bonus     Comp(1)
Sheldon C. Petersen                   1998    $328,854  $     -   $ 25,009
   Governor and Chief                 1997     289,711        -     18,358
   Executive Officer                  1996     256,250    4,231     17,717

John J. List                          1998     194,652    7,000      4,035
  Senior Vice President of Member     1997     173,246        -     11,177
   Services and General Counsel       1996     155,581    2,464     15,742

Steven L. Lilly                       1998     205,869    3,000     10,352
  Senior Vice President and           1997     192,620    3,500      9,232
  Chief Financial Officer             1996     176,154   13,284     16,612

David J. Hedberg                      1998     150,849    5,000      6,615
  Senior Vice President for           1997     147,704        -      8,309
  Strategic Services                  1996     138,230    2,458     11,261

John T. Evans (2)                     1998     106,571        -     24,252
  Senior Vice President of
  Operations

(1) Amounts for fiscal years 1998, 1997 and 1996 include $21,501, $13,325 and $13,192 related to leave accruals and $3,508, $5,033 and $4,525 related to CFC contributions to a savings plan for Mr. Petersen; $854, $7,819 and $12,632 related to leave accruals and $3,181, $3,358 and $3,110 related to CFC contributions to a savings plan for Mr. List; $7,159, $5,473 and $13,089 related to leave accruals and $3,193, $3,759 and $3,523 related to CFC contributions to a savings plan for Mr. Lilly; $3,525, $5,415 and $8,491 related to leave accruals and

     $3,090, $2,894 and $2,770 related to CFC contributions to a savings plan for Mr. Hedberg. For Mr. Evans, amounts for fiscal year
     1998 relate to leave accruals.

(2) Mr. Evans joined CFC in November 1997. The compensation table includes the actual compensation paid to Mr. Evans through May 31, 1998, and not his annual salary.

Defined Benefit or Actuarial Plan Disclosure

NRECA maintains the Retirement and Security Program entitling CFC employees to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. As of May 31, 1998, the number of years of service credited and the compensation covered under the program, respectively, for the officers listed above was as follows: Sheldon C. Petersen-14 years 9 months, $240,852; John Jay List-26 years 3 months, $169,883; Steven L. Lilly-14 years 7 months, $173,993; David J. Hedberg-
16 years 5 months, $132,300, John T. Evans-6 months, $190,000.

		                 Pension Plan Table
					                                                   Years of Services
Average base salary     5        10       15       20        25         30

     $100,000        $ 9,500  $19,000  $28,500  $ 38,000  $ 47,500   $ 57,000
      125,000         11,875   23,750   35,625    47,500    59,375     71,250
      150,000         14,250   28,500   42,750    57,000    71,250     85,500
      175,000         16,625   33,250   49,875    66,500    83,125     99,750
      200,000         19,000   38,000   57,000    76,000    95,000    114,000
      225,000         21,375   42,750   64,125    85,500   106,875    130,000*
      250,000         23,750   47,500   71,250    95,000   118,750    130,000*
      275,000         26,125   52,250   78,375   104,500   130,000*   130,000*

*The Tax Reform Act of 1984 places a cap on maximum salary used to compute retirement benefits and maximum yearly benefit. For calendar year 1998, the salary cap is $160,000 (the cap represents the amount of salary for 1998 that may be used in the computation of the average base salary) and the benefits cap is $130,000

The Budget Reconciliation Act of 1993 has set a limit of $160,000 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has set up a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

Employment Contracts and Termination of Employment and Change-
In-Control Arrangements

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

Pursuant to a separate employment agreement effective as of the same date, RTFC has agreed to employ Mr. Petersen for the same term. As compensation, RTFC must credit to a deferred compensation account on January 1 of each year of the term $30,000. Interest will be credited to the account on December 31 of each such year at a rate equal to CFC's 20-year Medium- Term Note rate on that date. If Mr. Petersen's employment is terminated by RTFC other than for cause, or by Mr. Petersen for good reason, or by his death or disability, the account will be deemed continued for the remainder of the term of employment (but in no event less than six months nor more than a year), interest will be credited on a proportional basis for the calendar year during which the continuation ends and the balance in the account will be paid to Mr. Petersen or his beneficiaries in a lump sum.

Compensation Committee Interlocks and Insider Participation

During the year ended May 31, 1998 the following directors and former directors of CFC served as members on the Executive Committee of the Board of Directors (which functions as the Board's compensation committee):

		Benson Ham (Secretary-Treasurer of CFC)
		George W. Kline
		Paul J. Liess (President of CFC)
		Robert J. Occhi
		R.B. Sloan
		Robert Stroup
		Ed Wixson (Vice President of CFC)

Other than those mentioned above, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

Inapplicable.

Item 13.  Certain Relationships and Related Transactions.

(a), (b) and (c) At May 31, 1998, CFC had commitments for long- and intermediate-term loans aggregating $1,159 million and $43 million, respectively, and committed lines of credit aggregating $317 million, to member systems, excluding NCSC, RTFC and GFC, of which executive officers or directors of CFC are members, employees, officers or directors.
At May 31, 1998, $771 million and $12 million of advances were outstanding with respect to such long- and intermediate-term loans, respectively, and $28 million was outstanding under such lines of credit. At May 31, 1998, CFC had guaranteed $350 million of contractual obligations of such members. CFC had outstanding guarantees of certain contractual obligations in the amount of $547 million at May 31, 1998 on behalf of NCSC. At May 31, 1998, advances outstanding with respect to such loans were $73 million for NCSC. Such loans and guarantees were made in the ordinary course of CFC's business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other members and did not involve more than normal risk of uncollectibility or present other unfavorable features. It is anticipated that, consistent with its loan and guarantee policies in effect from time to time, additional loans and guarantees will be made by CFC to member systems and trade and service organizations of which officers or directors of CFC are members, employees, officers or directors. In light of its cooperative nature, pursuant to which CFC was established for the very purpose of extending financing to its members (from whose ranks its directors must be drawn), CFC is of the view that no purpose would be served by including detailed information with respect to specific loans and guarantees to members with which any of its directors are affiliated.

(d)  Inapplicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

        (a)  Documents filed as a part of this report.

             1.  Financial statements
                                                                     Page
        Report of Independent Public Accountants                      52
        Combined Balance Sheets                                       53
        Combined Statements of Income, Expenses and Net Margins       55
        Combined Statements of Changes in Members' Equity             56
        Combined Statements of Cash Flows                             57
        Notes to Combined Financial Statements                        58

             2.  Financial statement schedules
                                                                     Page
        Note 13 to Combined Financial Statements "Combined
                 Quarterly Financial Results"                         80

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

             4.6 - Amendment to the Revolving Credit Agreement dated as if
                   November 30, 1997 amending and restating the agreement dated as of February 28, 1995 and amended and restated as of November 26, 1996. Incorporated by reference to Exhibit
                   4.6 to CFC's Quarterly Report on Form 10-Q filed January 14, 1998.

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

(b)  Reports on Form 8-K.

	Item 7 on April 3, 1998 - Filing of an amendment to the Agency Agreement relating to the distribution of the company's
	Medium-Term Notes, Series C, within the United States.

	Item 7 on May 27, 1998 - Filing of Underwriting agreement for 6.125% Collateral Trust Bonds, Due 2005.

                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 31st day of August, 1998.

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

       Signature                    Title                        Date

/s/  SHELDON C. PETERSEN     Governor and Chief Executive
    Sheldon C. Petersen         Officer


/s/  STEVEN L. LILLY         Senior Vice President and
    Steven L. Lilly             Chief Financial Officer


/s/  STEVEN L. SLEPIAN       Controller (Principal
    Steven L. Slepian           Accounting Officer)


/s/  PAUL J. LIESS           President and Director
    Paul J. Liess


/s/  ELDWIN WIXSON           Vice President and Director
    Eldwin Wixson


/s/  BENSON HAM              Secretary-Treasurer and
    Benson Ham                  Director                     --August 31, 1998


/s/  JAMES O. BAKER          Director
    James O. Baker


/s/  GLENN ENGLISH           Director
    Glenn English


/s/  ALDEN J. FLAKOLL        Director
    Alden J. Flakoll


/s/  WADE R. HENSEL          Director
    Wade R. Hensel

       Signature                    Title                        Date

/s/  GEORGE W. KLINE         Director
    George W. Kline


/s/  KENNETH KRUEGER         Director
    Kenneth Krueger


/s/  STEPHEN R. LOUDER       Director
    Stephen R. Louder


/s/  EUGENE MEIER            Director
    Eugene Meier


/s/  R. LAYNE MORRILL        Director
    R. Layne Morrill                                         --August 31, 1998


/s/  ROBERT J. OCCHI         Director
    Robert J. Occhi


/s/  CLIFTON M. PIGOTT       Director
    Clifton M. Pigott


/s/  TIMOTHY REEVES          Director
    Timothy Reeves


/s/  BRIAN D. SCHLAGEL       Director
    Brian D. Schlagel


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


/s/  ROBERT STROUP           Director
    Robert Stroup


/s/  ROBERT C. WADE          Director
    Robert C. Wade


/s/  ROBERT O. WILLIAMS      Director
    Robert O. Williams

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






TO THE BOARD OF DIRECTORS
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION:


We have audited the accompanying combined balance sheets of National
Rural Utilities Cooperative Finance Corporation (a not-for-profit corporation under the District of Columbia Cooperative Association Act) and other related entities ("the Companies") as discussed in Note 1 as of May 31, 1998 and 1997, and the related combined statements of income, expenses and net margins, changes in members' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of National Rural Utilities Cooperative Finance Corporation and other related entities as of May 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                          ARTHUR ANDERSEN LLP

Washington, D. C.
July 14, 1998

         NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                           COMBINED BALANCE SHEETS

                       (Dollar Amounts In Thousands)

                            May 31, 1998 and 1997

                                   ASSETS


                                            1998          1997

CASH AND CASH EQUIVALENTS               $    65,274    $   50,011

DEBT SERVICE INVESTMENTS                     22,969        77,219

LOANS TO MEMBERS, net                    10,329,345     8,678,196

RECEIVABLES                                 112,317       101,613

FIXED ASSETS, net                            25,062        33,208

DEBT SERVICE RESERVE FUNDS                  103,489       103,489

OTHER ASSETS                                 24,432        13,758

                                        $10,682,888    $9,057,494


     The accompanying notes are an integral part of these combined financial statements.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                            COMBINED BALANCE SHEETS

                        (Dollar Amounts In Thousands)

                             May 31, 1998 and 1997

                       LIABILITIES AND MEMBERS' EQUITY



                                                     1998            1997

NOTES PAYABLE, due within one year               $ 3,848,229     $ 3,507,074

ACCOUNTS PAYABLE                                      26,750          23,200

ACCRUED INTEREST PAYABLE                              68,497          46,924

LONG-TERM DEBT                                     5,024,621       3,864,887

OTHER LIABILITIES                                      6,347           6,329

QUARTERLY INCOME CAPITAL SECURITIES                  200,000         125,000

COMMITMENTS, GUARANTEES AND CONTINGENCIES

MEMBERS' SUBORDINATED CERTIFICATES:
   Membership Subordinated Certificates              644,817         645,449
   Loan and Guarantee Subordinated Certificates      584,349         567,037

      Total Members' Subordinated Certificates     1,229,166       1,212,486

MEMBERS' EQUITY                                      279,278         271,594

      Total Members' Subordinated Certificates
        and Members' Equity                        1,508,444       1,484,080

                                                 $10,682,888      $9,057,494



     The accompanying notes are an integral part of these combined financial statements.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

           COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

                        (Dollar Amounts In Thousands)

               For the Years Ended May 31, 1998, 1997 and 1996





                                                       1998          1997         1996

OPERATING INCOME-Interest on loans to members         $637,573     $564,439     $505,073
  Less: Cost of funds                                  540,535      475,729      426,079

       Gross operating margin                           97,038       88,710       78,994

EXPENSES:
  General, administrative and loan processing           23,600       22,019       19,686
  Provision for loan losses                             19,027       15,161       12,451

       Total expenses                                   42,627       37,180       32,137

       Operating margin                                 54,411       51,530       46,857

NONOPERATING INCOME                                      2,611        3,206        3,764

GAIN ON SALE OF LAND                                     5,194            -            -

NET MARGINS BEFORE EXTRAORDINARY LOSS                   62,216       54,736       50,621

EXTRAORDINARY LOSS                                           -            -       (1,580)

NET MARGINS                                           $ 62,216     $ 54,736     $ 49,041



     The accompanying notes are an integral part of these combined financial statements.

         NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

            COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                      (Dollar Amounts In Thousands)

             For the Years Ended May 31, 1998, 1997 and 1996


                                                                                        Patronage
                                                                                    Capital Allocated
                                                                                    General
                                                          Education  Unallocated    Reserve
                                     Total   Memberships    Fund       Margins       Fund      Other
Balance as of May 31, 1995         $270,221    $1,383       $375       $2,289        $498    $265,676
 Retirement of Patronage Capital    (48,313)        -          -            -        (152)    (48,161)
 Net Margins - Allocated             49,041         -        101            -         155      48,785
 Other                               (1,308)       41          -            -           -      (1,349)

Balance as of May 31, 1996          269,641     1,424        476        2,289         501     264,951
 Retirement of Patronage Capital    (50,962)        -          -            -        (135)   (50,827)
 Net Margins - Allocated             54,736         -        120            -         138     54,478
 Other                               (1,821)       46          -            -           -     (1,867)

Balance as of May 31, 1997          271,594     1,470         596       2,289         504    266,735
 Retirement of Patronage Capital    (52,661)        -           -           -        (123)   (52,538)
 Net Margins - Allocated             62,216         -         404           -         119     61,693
 Other                               (1,871)       21        (324)          -           -     (1,568)

Balance as of May 31, 1998         $279,278    $1,491        $676      $2,289        $500   $274,322


      The accompanying notes are an integral part of these combined financial statements.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                     COMBINED STATEMENTS OF CASH FLOWS

                       (Dollar Amounts In Thousands)

              For the Years Ended May 31, 1998, 1997 and 1996


                                                                   1998          1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net margins                                                   $   62,216    $    54,736     $    49,041
  Add (deduct):
     Provision for loan and guarantee losses                        19,027         15,161          12,451
     Depreciation                                                    1,274          1,253           1,247
     Amortization of issuance costs and deferred charges             2,188          1,912           2,627
     Amortization of deferred income                                (1,467)       (10,702)         (9,942)
     Gain on sale of land                                           (5,194)             -               -
     Add (deduct) changes in accrual accounts:
     Receivables                                                   (12,397)       (10,000)          7,987
     Accounts payable                                                4,122          8,520            (114)
     Accrued interest payable                                       21,573          6,105           1,476
     Other                                                         (13,930)       (13,737)         (5,188)

  Net cash flows provided by operating activities                   77,412         53,248          59,585

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made on loans                                        (5,594,408)    (3,799,004)     (3,774,427)
  Principal collected on loans                                   3,924,232      2,833,917       2,780,830
  Change in fixed assets                                            (1,423)          (885)          1,984
  Proceeds from  sale of land                                       13,489              -               -
  Change in certificates of deposit                                      -         25,000           5,000

  Net cash flows used in investing activities                   (1,658,110)      (940,972)       (986,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable, net                     258,531        705,804         658,999
  Debt service investments, net                                     54,250        (36,312)         (8,167)
  Proceeds from issuance of long-term debt                       1,819,265        890,524         794,836
  Payments for retirement of long-term debt                       (574,455)      (730,116)       (446,521)
  Proceeds from issuance of Quarterly Income Capital Securities     75,000        125,000               -
  Proceeds from issuance of Members' Subordinated Certificates      34,040         29,026          18,457
  Payments for retirement of Members' Subordinated Certificates    (15,718)       (32,210)        (39,365)
  Payments for retirement of Patronage Capital                     (54,952)       (45,349)        (46,152)

  Net cash flows provided by financing activities                1,595,961        906,367         932,087

NET INCREASE IN CASH                                                15,263         18,643           5,059
BEGINNING CASH                                                      50,011         31,368          26,309
ENDING CASH                                                    $    65,274    $    50,011     $    31,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during year for interest                           $   525,881    $   476,914     $   427,846

    The accompanying notes are an integral part of these combined financial statements.

         NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                  NOTES TO COMBINED FINANCIAL STATEMENTS

                     As of May 31, 1998, 1997 and 1996

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

CFC's 1,052 members as of May 31, 1998, included 903 Utility
Members, virtually all of which are consumer-owned cooperatives, 75 service members and 74 associate members. The Utility Members included 835 distribution systems and 68 generation and transmission ("power supply") systems operating in 46 states and U.S. territories.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing and/or arranging financing for its rural telecommunication members and affiliates. RTFC's bylaws require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. CFC is the sole source of external funding for RTFC. As of May 31, 1998, RTFC had 491 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991.
GFC is a controlled affiliate of CFC and was created for the purpose of providing a source of funds for its members to refinance their RUS guaranteed debt previously held by the Federal Financing Bank. Under this program, notes are purchased from the FFB and placed in a trust and beneficial certificates in the trust are then sold to investors. The notes held by the trust are guaranteed by the RUS. All trust certificates held by GFC were transferred to GFC by CFC. CFC is the sole source of external funding for GFC. GFC had four members other than CFC at May 31, 1998. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

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

As of May 31, 1998, CFC was authorized to lend RTFC up to a total of $4.5 billion to fund loans to its members and their affiliates. As of the same date, RTFC had outstanding loans and unadvanced loan commitments totaling $2,233.0 million. RTFC's net margins are allocated to RTFC borrowers, its patrons.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Summary financial information relating to RTFC included in the combined financial statements is presented below:

  As of May 31:                                         1998         1997
  (Dollar Amounts In Thousands)

  Outstanding loans to members and their affiliates  $1,574,900   $1,099,163
  Total assets                                        1,695,231    1,197,753
  Notes payable to CFC                                1,563,094    1,089,336
  Total liabilities                                   1,581,268    1,100,497
  Members' Equity (1) and Subordinated Certificates     113,963       97,256

  For the years ended May 31:                1998       1997          1996
  (Dollar Amounts In Thousands)

  Operating income                       $  90,663    $  71,891    $  64,674
  Net margins (1)                            3,135        9,239        8,543

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

As of May 31, 1998, CFC had loaned GFC $133.2 million to fund the purchase, from CFC, of certificates evidencing interests in trusts holding RUS guaranteed notes of members. Summary financial information relating to GFC included in the combined financial statements is presented below:

  As of May 31:                                         1998        1997
  (Dollar Amounts In Thousands)

  Outstanding loans to members                        $133,195    $135,220
  Total assets                                         135,761     141,353
  Notes payable to CFC                                 133,195     136,960
  Total liabilities                                    135,430     139,934
  Members' Equity (1)                                      331       1,419

  For the years ended May 31:               1998          1997       1996
  (Dollar Amounts In Thousands)

  Operating income                          $8,467      $20,673    $28,064
  Net margins (1)                              798        1,762      2,701

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

    (c) Amortization of Bond Discount and Bond Issuance Costs

Bond discount and bond issuance costs are deferred and amortized as interest expense using the effective interest method over the life of each bond issue.

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

    (e)  Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level believed to be adequate in relation to the credit quality and size of its loans and guarantees outstanding. According to the terms of CFC's guarantees, any amount advanced by CFC under its guarantee of a members' obligation is treated as a demand loan. It is CFC's policy to review periodically its loans and guarantees and to make adjustments to the allowance as necessary. The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized as follows for the years ended May 31:

(Dollar Amounts In Thousands)        1998            1997            1996

   Balance at beginning of year    $233,208        $218,047        $205,596
   Provision for loan losses         19,027          15,161          12,451
   Charge-offs                       (2,104)              -               -
   Balance at end of year          $250,131        $233,208        $218,047

    (f)  Fixed Assets

Buildings, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $9.9 million and $9.1 million as of May 31, 1998 and 1997, respectively. Depreciation and amortization expenses ($1.3 million, $1.3 million and $1.2 million in fiscal years 1998, 1997 and 1996, respectively) are computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.

    (g)  Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, CFC is a party to financial instruments with off-balance sheet risk both to meet the financing needs of its member borrowers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, guarantees of members' obligations and interest rate exchange agreements. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the combined balance sheets.

    (h)  Accounting by Creditors for Impairment of a Loan

CFC calculates impairment on loans receivable by comparing the present value of the future cash flows associated with the loan against CFC's investment in the loan; loss reserves are provided based on the calculated impairment.

    (i)  Accounting for Certain Investments in Debt and Equity
Securities

Debt service investments are recorded at amortized cost, since it is the Company's intent and ability to hold all of these investments to maturity.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

    (j) Derivative Financial Instruments

CFC is neither a dealer nor a trader in derivative financial instruments.
CFC uses interest rate exchange agreements to manage its interest rate
risk.   CFC accounts for these agreements on an accrual basis.  CFC does not value the interest rate exchange agreements on its balance sheet, but values the underlying hedged debt at cost. CFC does not recognize a gain or loss on these agreements, but includes the difference between the interest rate paid and interest rate received in the overall cost of funding. No agreement to which CFC was a party has been terminated early. In the event that an agreement was to be terminated early, CFC would record the fee paid or received due to the early termination as part of the overall cost of funding.

In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as an asset or liability in the statement of financial position and recorded at fair value. The statement will be effective for all fiscal years beginning after June 15, 1999. CFC will be required to implement this statement as of June 1, 2000. CFC has not yet determined the impact of implementing this statement on its overall financial position.

    (k)  Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners or distribution to owners. This statement requires that registrants display all components of comprehensive income on the income statement or in a separate statement of comprehensive income and to display all components of other comprehensive income in the statement of changes in equity.
This statement is effective for all fiscal years beginning after December 15, 1997. CFC is required to implement this statement for its fiscal year 1999, which begins June 1, 1998. CFC does not anticipate that the implementation of this statement will have a material impact on its financial statements.

    (l) Segment Information

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires the disclosure of information on operating segments of an enterprise and related information about products and services, geographic areas and major customers. Segments should be identified based on the same factors used by management in the allocation of resources. This statement is effective for fiscal years beginning after December 15, 1997. CFC is required to implement this statement for its fiscal year 1999, which begins June 1, 1998. CFC does not anticipate that the implementation of this statement will have a material impact on its financial statements.

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

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

    (n)  Membership Fees

Members are charged a one-time membership fee based on member class. CFC distribution system members (Class A), power supply system members (Class B), national associations of cooperatives (Class D) and associate members (Class E) pay a $1,000 membership fee. CFC service organization members (Class C) pay a $200 membership fee. RTFC voting members pay a $1,000 membership fee and non-voting members pay a $100 membership fee. All GFC members pay a $1,000 membership fee. Membership fees are accounted for as members' equity.

    (o)  Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the fiscal year 1998 presentation.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(2) Loans and Commitments

Loans to members bear interest at rates determined from time to time by the Board of Directors after considering CFC's cost of funds, operating expenses, provision for loan and guarantee losses and the maintenance of reasonable margin levels. In keeping with its not-for-profit, cooperative character, CFC's policy is to set interest rates at the lowest levels it considers to be consistent with sound financial management. Loans outstanding to members, weighted average interest rates thereon and unadvanced commitments by loan type are summarized as follows as of May 31:

 (Dollar Amounts In Thousands)                                1998                                   1997
                                                            Weighted                               Weighted
                                                            Average                                Average
                                                 Loans      Interest   Unadvanced        Loans     Interest    Unadvanced
                                              Outstanding    Rates   Commitments(A)    Outstanding   Rates   Commitments(A)
Long-term fixed rate secured loans (B):
  Distribution Systems                         $3,857,645    6.95%    $  101,083       $2,503,890    7.20%    $  46,657
  Power Supply Systems                            349,038    7.43%        10,787          239,381    7.54%        1,214
  Telecommunication Organizations                 222,733    8.05%             -          148,566    8.53%            -
  Service Organizations                            76,102    8.63%         5,407           82,634    8.62%        3,170
  Associate Members                                 6,844    7.29%         4,907            1,512   10.25%            -
    Total long-term fixed rate secured loans    4,512,362    7.07%       122,184        2,975,983    7.33%       51,041

Long-term variable rate secured loans (C):
  Distribution Systems                          2,693,266    6.55%     2,622,181        3,209,472    6.55%    1,185,303
  Power Supply Systems                            409,039    6.55%       878,282          281,368    6.55%      798,984
  Telecommunication Organizations               1,131,561    6.65%       276,104          875,135    6.65%      237,170
  Service Organizations                            64,538    6.55%       113,190           54,802    6.55%       86,229
  Associate Members                                42,972    6.31%        11,705           48,186    6.29%       13,666
    Total long-term variable rate
     secured loans                              4,341,376    6.57%     3,901,462        4,468,963    6.57%    2,321,352

Refinancing variable rate loans
 guaranteed by RUS:
  Power Supply Systems                            133,195    6.36%             -          137,984    6.49%            -

Intermediate-term secured loans:
  Distribution Systems                              4,479    6.70%        20,239           12,530    6.70%        2,609
  Power Supply Systems                            134,574    7.49%       193,894          198,985    6.70%      196,385
  Telecommunication  Organizations                     86    7.25%             -                -       -             -
  Service Organizations                            12,149    6.70%         9,379           14,592    6.70%        2,884
    Total intermediate-term secured loans         151,288    7.39%       223,512          226,107    6.70%      201,878

Intermediate-term unsecured loans:
  Distribution Systems                            114,747    6.70%        63,942           72,860    6.70%       37,687
  Power Supply Systems                             83,374    6.70%       124,581           43,129    6.70%      124,405
  Telecommunication Organizations                  15,495    7.25%        15,457           13,683    7.25%        9,387
    Total intermediate-term unsecured loans       213,616    6.74%       203,980          129,672    6.76%      171,479

Line of credit loans (D):
  Distribution Systems                            587,193    6.70%     2,915,512          473,639    6.70%    2,436,785
  Power Supply Systems                             48,991    6.70%       955,958           25,051    6.70%      913,371
  Telecommunication Organizations                 205,026    7.25%       371,457           61,779    7.25%      478,807
  Service Organizations                            38,979    6.70%       130,687           27,420    6.70%       93,346
  Associate Members                                13,832    6.70%        20,492           13,417    6.70%       19,308
    Total line of credit loans                    894,021    6.83%     4,394,106          601,306    6.76%    3,941,617

Nonperforming loans (E):
  Distribution Systems                                  -        -             -            1,705    7.21%            -
  Power Supply Systems                              2,159    6.55%             -            7,723    6.64%            -
  Associate Members                                 1,921    6.25%             -                -       -             -
    Total nonperforming loans                       4,080    6.41%             -            9,428    6.75%            -

Restructured loans (E):
  Power Supply Systems                            329,538    7.17%             -          361,961    8.32%            -
    Total restructured loans                      329,538    7.17%             -          361,961    8.32%            -

    Total loans                                10,579,476    6.70%     8,845,244        8,911,404    6.81%    6,687,367
Less: Allowance for Loan  Losses                  250,131                      -          233,208                     -

    Net loans                                 $10,329,345             $8,845,244       $8,678,196            $6,687,367

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(A) Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced.
    Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. Long-term unadvanced commitments that do not have an interest rate associated with the commitment have been listed under the variable rate. Rates, fixed or variable, are set at the time of each advance.

(B) Generally, long-term fixed rate loans provide for a fixed interest rate for terms of one to 35 years. Upon expiration of the interest rate term, the borrower may select another fixed rate term of one to 35 years (but not beyond maturity of the loan) or a variable rate. The borrower may select either option or may repay to CFC the principal then outstanding together with interest due thereon and other sums, if required. Includes $121.6 million and $38.4 million of unsecured loans at May 31, 1998 and 1997, respectively.

(C) Includes $53.3 million and $112.4 million of unsecured loans at May 31, 1998 and 1997, respectively.

(D) Includes $81.4 million and $99.1 million of secured loans at May 31, 1998 and 1997, respectively.

(E) The rates on nonperforming and restructured loans are the weighted average of the stated rates on such loans as of the dates shown and do not necessarily represent the interest recognized by CFC from such loans.

Loans outstanding, by State or U.S. territory, are summarized below:

(Dollar Amounts In Thousands)

                               May 31,                                      May 31,
State                      1998      1997        State                 1998         1997
Alabama              $   153,062  $  136,644     Nebraska           $    14,041   $   13,791
Alaska                   137,182     107,292     Nevada                  63,285       28,446
Arizona                   84,997      88,463     New Hampshire          260,737      255,929
Arkansas                 300,797     244,033     New Jersey               6,146        6,122
California                33,902      16,235     New Mexico              88,299       91,745
Colorado                 354,241     319,516     New York                13,655       11,277
Connecticut                3,000           -     North Carolina         391,106      303,507
Delaware                  16,196      16,554     North Dakota            49,479       53,870
District of Columbia     125,007     112,593     Ohio                   151,578      112,137
Florida                  421,289     340,709     Oklahoma               294,963      260,785
Georgia                  815,823     723,935     Oregon                 227,391      169,983
Idaho                     96,038      79,020     Pennsylvania           103,531       99,150
Illinois                 452,783     436,197     South Carolina         317,325      307,033
Indiana                  145,587     123,415     South Dakota           158,485      112,559
Iowa                     266,063     228,042     Tennessee               93,169       84,430
Kansas                   293,524     227,768     Texas                1,331,782    1,024,611
Kentucky                 208,142     192,815     Utah                   391,660      428,217
Louisiana                181,696     162,067     Vermont                 55,543       61,762
Maine                     47,986      51,592     Virgin Islands         213,615       51,885
Maryland                  84,696      86,396     Virginia               228,300      179,307
Michigan                 267,598      99,771     Washington              83,996       82,616
Minnesota                456,134     382,531     West Virginia            1,272        1,108
Mississippi              246,000     225,255     Wisconsin              245,183      196,843
Missouri                 318,770     295,275     Wyoming                117,963      119,800
Montana                  166,459     158,372     Total              $10,579,476   $8,911,404

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CFC's members are widely dispersed throughout the United States and its territories, including 46 states, the District of Columbia, Guam, Samoa and the U.S. Virgin Islands. At May 31, 1998, 1997 and 1996, no state or territory had over 11.7%, 10.6% and 9.9%, respectively, of total loans and guarantees outstanding.

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. The majority of the largest single exposures are concentrated in the power supply systems due to their large plant and equipment requirements. At May 31, 1998, the total exposure outstanding to any one borrower did not exceed 6% of total loans (excluding loans guaranteed by RUS) and guarantees outstanding. At May 31, 1998, CFC had $3,186.7 million in loans outstanding, excluding loans guaranteed by RUS, and $1,757.0 million in guarantees outstanding, to its largest 40 borrowers, representing 31% of total loans outstanding and 85% of total guarantees outstanding. Credit exposure to the largest 40 borrowers represented 39% of total credit exposure at May 31, 1998, compared to 42% at May 31, 1997. CFC's ten largest credit exposures represented 19% and 22% of total exposure at May 31, 1998 and 1997, respectively.

Weighted average interest rates earned (recognized in the case of nonperforming and restructured loans) on all loans outstanding are summarized below:
                                                    For the
                                               Years Ended May 31,
                                               1998   1997    1996

        Long-term fixed rate                  7.12%   7.65%   7.92%
        Long-term variable rate               6.53%   6.25%   6.30%
        Telecommunication organizations       7.05%   6.73%   6.86%
        Refinancing loans guaranteed by RUS   6.32%   6.36%   6.75%
        Intermediate-term                     7.08%   7.08%   6.57%
        Short-term                            6.74%   6.40%   6.49%
        Associate members                     6.65%   6.42%   6.46%
        Nonperforming                         0.00%   0.00%   0.25%
        Restructured                          0.00%   0.56%   1.49%
                All loans                     6.60%   6.58%   6.77%

Long-term fixed rate loans outstanding at May 31, 1998 which will be subject to adjustment of their interest rates during the next five fiscal years are summarized as follows (due to principal repayments, amounts subject to interest rate adjustment may be lower at the actual time of interest rate adjustment):

                                 Weighted
(Dollar Amounts In Thousands)	 Average
                                 Interest        Amounts
                                   Rate        Outstanding

        1999                       7.32%       $  329,971
        2000                       6.67%          174,133
        2001                       6.89%          220,542
        2002                       6.70%          288,350
        2003                       6.64%          265,937
                                               $1,278,933

During the first quarter of calendar year 1998, long-term fixed rate loans totaling $47.6 million had their interest rates adjusted. These loans will be eligible to readjust their interest rates again during the first quarter of calendar year 1999 to the lowest long-term fixed rate offered during 1998 for the term selected. At January 1 and May 31, 1998, the standard long-term fixed rate was 6.95% and 6.85%, respectively.

On most long-term secured loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over a period ending approximately 35 years from the date of the secured promissory note. Fiscal year 1999 repayments of principal on long-term loans outstanding are expected to be a relatively minor amount of such outstanding loans.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CFC evaluates each borrower's creditworthiness on a case-by-case basis.
It is generally CFC's policy to require collateral for long-term and certain intermediate-term loans. Such collateral usually consists of a first mortgage lien on the borrower's total system, including plant and equipment, and a pledge of future revenues. The loan and security documents also contain various provisions with respect to the mortgaging of the borrower's property, the maintenance of certain earnings and debt service coverage ratios, maintenance of adequate insurance coverage and certain other restrictive covenants.

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

As of May 31, 1998 and 1997, mortgage notes representing approximately $1,930.9 million and $1,294.5 million, respectively, of outstanding long-term loans to members were pledged as collateral to secure CFC's Collateral Trust Bonds.

CFC has received no guarantee of its loans from RUS; however, "Refinancing variable rate loans guaranteed by RUS" represents loans made by CFC and transferred to its affiliate GFC to fund the prepayment of members' Federal Financing Bank debt, effected through grantor trusts which each hold a note from the member, the repayment of which has been guaranteed by RUS. Each trust issues beneficial certificates which represent an undivided interest in the trust assets. GFC, as holder of the Trust Certificates, is financing these loans from variable rate funds provided by CFC until fixed rate funding is obtained through the public markets.

CFC sets variable interest rates monthly on outstanding short- and intermediate-term loans. On notification to borrowers, CFC may adjust the interest rate semi-monthly. Under CFC policy, the maximum interest rate which may be charged on short-term loans is the prevailing bank prime rate plus 1% per annum; on intermediate-term loans, the prevailing bank prime rate plus 1.5% per annum; and on RTFC short-term loans, the prevailing bank prime rate plus 3% per annum.

At May 31, 1998 and 1997, nonperforming loans in the amount of $4.1 million and $9.4 million, respectively, were on a nonaccrual basis with respect to recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $0.4 million, $1.2 million and $2.5 million for the years ended May 31, 1998, 1997 and 1996, respectively. Income recognized on these loans totaled $0.0 million, $0.0 million and $0.1 million for the years ended May 31, 1998, 1997 and 1996, respectively.

At May 31, 1998 and 1997, the total amount of restructured debt was
$329.5 million and $362.0 million, respectively. CFC elected to apply all principal and interest payments received on restructured debt for the last three fiscal years against principal. The interest income that would have been recorded under the original terms of the debt, assuming the debt had been outstanding for the period, was $24.5 million, $21.1 million and $15.0 million, for the years ended May 31, 1998, 1997 and 1996, respectively. The interest income actually recorded for restructured debt for the years ended May 31, 1998, 1997 and 1996 was $0.0 million, $1.8 million and $3.1 million, respectively.

(3) Members' Subordinated Certificates

Membership Subordinated Certificates

To join CFC and to establish eligibility to borrow, CFC members (other than associate members and service organizations) are required to execute agreements to subscribe to Membership Subordinated Certificates. Such certificates are interest-bearing, unsecured, subordinated debt of CFC. CFC is authorized to issue Membership Subordinated Certificates without limitation as to the total principal amount.

Generally, Membership Subordinated Certificates mature in the years 2070 through 2095 and bear interest at 5% per annum.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

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

The maturity dates and the interest rates payable on Guarantee Subordinated Certificates purchased in conjunction with CFC's guarantee program vary in accordance with applicable CFC policy. Members may be required to purchase noninterest-bearing Debt Service Reserve Subordinated Certificates in connection with CFC's guarantee of long-term tax-exempt bonds (see Note 8). Proceeds from the sale of such certificates are pledged by CFC to the Debt Service Reserve Fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued. These certificates have varying maturities but none is greater than the longest maturity of the guaranteed obligation.

Information with respect to Members' Subordinated Certificates at May 31, is as follows:

(Dollar Amounts In Thousands)                              1998         1997

Number of subscribing members                                  903          907

Membership Subordinated Certificates
  Certificates maturing 2020 through 2095               $  629,044   $  629,412
  Subscribed and unissued                                   15,773       16,037
    Total Membership Subordinated Certificates             644,817      645,449

Loan and Guarantee Subordinated Certificates
  3% certificates maturing through 2040                    135,428      135,540
  5.74% to 13.70% certificates maturing through 2018       110,850      114,834
  Noninterest-bearing certificates maturing through 2029   314,517      292,861
  Subscribed and unissued                                   23,554       23,802
    Total Loan and Guarantee Subordinated Certificates     584,349      567,037

    Total Members' Subordinated Certificates            $1,229,166   $1,212,486

CFC estimates the amount of Members' Subordinated Certificates that will be repaid during the next five fiscal years will total approximately 1.25% of certificates outstanding. The weighted average interest rate paid on all Members' Subordinated Certificates was 4.20% and 4.29% as of May 31, 1998 and 1997, respectively. These rates do not include $103.5 million and $103.5 million of Debt Service Reserve Subordinated Certificates and $39.3 million and $39.8 million of subscribed but unissued Subordinated Certificates at May 31, 1998 and 1997, respectively.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(4) Notes Payable and Credit Arrangements

Notes payable due within one year as of May 31, and weighted average interest rates thereon, are summarized as follows:

                                                                    1998                      1997
                                                                        Weighted                  Weighted
                                                                        Average                   Average
                                                             Amounts    Interest      Amounts     Interest
(Dollar Amounts In Thousands)                              Outstanding   Rates      Outstanding    Rates
Commercial paper, sold through dealers, net of
  discounts of $22,902 and $21,529 respectively            $4,363,455    5.53%       $4,214,109    5.68%
Commercial paper sold by CFC directly to members, at par    1,195,600    5.57%        1,203,335    5.51%
Commercial paper sold by CFC directly to nonmembers,
        at par                                                121,849    5.56%           74,929    5.48%

                                                            5,680,904    5.54%        5,492,373    5.64%

Bank Bid Notes                                                185,000    5.57%          115,000    5.60%

Long-term debt maturing within one year                       327,325    5.99%          149,701    8.76%
                                                            6,193,229    5.57%        5,757,074    5.72%

Notes payable supported by revolving credit agreements,
        classified as long-term debt (see Note 5)          (2,345,000)   5.57%       (2,250,000)   5.72%

                                                           $3,848,229    5.57%       $3,507,074    5.72%

Other information with regard to notes payable due within one year at May 31, is as follows:

(Dollar Amounts In Thousands)                   1998            1997            1996
Original maturity range of notes
  outstanding at year-end                   1 to 268 days   1 to 255 days   1 to 270 days
Weighted average maturity of notes
  outstanding at year-end                         34 days         34 days         35 days
Average amount outstanding during the year     $5,976,346      $5,558,201      $4,839,483
Maximum amount outstanding at any
  month-end during the year                    $6,281,683      $5,781,905      $5,201,552
Weighted average interest rate paid for
  the year, without effect of compensating
  balances and commitment fees                      5.71%           5.51%           5.77%
Weighted average effective interest rate
  paid for the year, including effect of
  compensating balances and commitment fees         5.74%           5.55%           5.83%

CFC enters short-term Bank Bid Note Agreements which are unsecured obligations of CFC and do not require back-up bank lines for liquidity purposes. Bank Bid Note facilities are uncommitted lines of credit for which CFC does not pay a fee. The commitments are generally subject to termination at the discretion of the individual banks.

As of May 31, 1998, CFC had three revolving credit agreements totaling $5,217.5 million which are used principally to provide liquidity support for CFC's outstanding Commercial Paper, obligations guaranteed for its members and its standby purchase obligations.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Two of these agreements are with 51 banks, with J.P. Morgan Securities, Inc. and The Bank of Nova Scotia as Co-Syndication Agents, and
Morgan Guaranty Trust Company of New York as Administrative Agent. Under the five-year agreement, executed in November 1996, CFC can borrow up to $2,345.0 million until November 26, 2001. Under the 364-day agreement, renewed on November 25, 1997, CFC can borrow up to $2,322.5 million until November 24, 1998. Any amounts outstanding under these facilities will be due on the respective maturity dates.

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

In connection with the five-year facility, CFC pays a per annum facility fee of .090 of 1%. The per annum facility fee for both agreements with a 364-day maturity is .065 of 1% and there is no commitment fee at CFC's current credit rating level. If CFC's long-term ratings decline, these fees may be increased by no more than .035 of 1%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

The revolving credit agreements require CFC among other things to maintain total Members' Equity and Members' Subordinated Certificates of at least $1,356.7 million at May 31, 1998, an increase of $6.8 million compared to the $1,349.9 million required at May 31, 1997. Each year, the required amount of Members' Equity and Members' Subordinated Certificates is increased by 90% of net margins not distributed to members. CFC is also required to maintain an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and may not retire patronage capital unless CFC has achieved a fixed charge coverage ratio of 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated debt and restrict, with certain exceptions, the creation by CFC of liens on its assets and contain certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination date. As of May 31, 1998, CFC was in compliance with all covenants and conditions.

As of May 31, 1998, there were no borrowings outstanding under the revolving credit agreements. On the basis of the five-year facility, at May 31, 1998, CFC classified $2,345.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,345.0 million of notes payable outstanding during the next 12 months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions therein.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(5) Long-Term Debt

The following is a summary of long-term debt as of May 31:

(Dollar Amounts In Thousands)                      1998            1997
 Notes payable supported by revolving
  credit agreement (see Note 4)                 $2,345,000      $2,250,000

 Medium-Term Notes:
   Medium-Term Notes, sold through dealer          722,875         338,575
   Medium-Term Notes, sold directly to members      59,823         276,821
   Subtotal                                        782,698         615,396
     Less:  Unamortized discount                       765               -
   Total    Medium-Term Notes                      781,933         615,396

 Collateral Trust Bonds:
   Variable Rate Bonds, due 1999 (1)               150,000         150,000
   6.45%, Bonds, due 2001 (1)                      100,000         100,000
   6.75%, Bonds, due 2001 (1)                      100,000         100,000
   6.50%, Bonds, due 2002 (1)                      100,000         100,000
   6.70%, Bonds, due 2002 (1)                      100,000               -
   5.95%, Bonds, due 2003 (1)                      100,000         100,000
   6.00%, Bonds, due 2004 (1)                      200,000               -
   6.375%, Bonds, due 2004 (1)                     100,000               -
   6.125%, Bonds, due 2005 (1)                     200,000               -
   6.65%, Bonds, due 2005 (1)                       50,000          50,000
   7.30%, Bonds, due 2006 (1)                      100,000         100,000
   6.20%, Bonds, due 2008 (1)                      300,000               -
   Floating Rate, Series E-2, due 2010 (2)           2,125           2,142
   7.20%, Bonds, due 2015 (1)                       50,000          50,000
   9.00%, Series V, due 2021 (2)                   150,000         150,000
   7.35%, Bonds, due 2026 (1)                      100,000         100,000
   Subtotal                                      1,902,125       1,002,142
     Less:  Unamortized bond discount                4,437           2,651
   Total Collateral Trust Bonds                  1,897,688         999,491
 Total Long-Term Debt                           $5,024,621      $3,864,887

(1) Issued under the 1994 indenture.
(2) Issued under the 1972 indenture.

The weighted average interest rate on Medium-Term Notes and Collateral Trust Bonds was 6.45% and 6.82% as of May 31, 1998 and
1997, respectively. These rates do not include notes payable supported by the revolving credit agreement.

The principal amount of Medium-Term Notes and Collateral Trust Bonds maturing (including any sinking fund requirements) in each of the five fiscal years following May 31, 1998, is as follows:

        (Dollar Amounts In Thousands)
        1999 (1)            327,325
        2000                263,121
        2001                272,102
        2002                205,300
        2003                628,050
       	Thereafter        1,311,048
                         $3,006,946
                                     70

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(1) The amount scheduled to mature in fiscal year 1999, has been presented as long-term debt due in one year under notes payable.

Under the 1972 Indenture for Collateral Trust Bonds, CFC is required to maintain funds in a Debt Service Investment account equivalent to principal and interest payments due on the bonds over the next 12 months. At May 31, 1998 and 1997, CFC had $23.0 million and $77.2 million, respectively, of such funds invested in bank certificates of deposit and marketable securities.

The outstanding Collateral Trust Bonds are secured by the pledge of mortgage notes taken by CFC in connection with long-term secured loans made to those members fulfilling specified criteria as set forth in the indentures. Medium-Term Notes are unsecured obligations of CFC.

Interest Rate Exchange Agreements

The following table lists the notional principal amounts and the weighted average interest rates paid by CFC under interest rate exchange agreements at May 31, 1998 and 1997:

(Dollar Amounts in Thousands)

    Maturity         Interest Rate Paid    Interest Rate Received   Notional Principal Amount
      Date              1998    1997            1998    1997             1998      1997
February 1998 (1)       5.69%   5.61%           5.88%   5.57%         $      -   $50,000
November 1999(1)        5.71%   5.63%           5.84%   5.52%           50,000    50,000
November 1999 (1)       5.71%   5.63%           5.84%   5.52%           50,000    50,000
November 1999(1)        5.71%   5.63%           5.84%   5.52%           50,000    50,000
January 2000(2)         6.47%   6.47%           5.71%   5.57%           52,851    52,851
January 2001(2)         6.64%   6.64%           5.71%   5.57%           42,749    42,749
February 2001 (2)       5.63%      -            5.59%      -            75,000         -
February 2001 (2)       5.63%      -            5.59%      -            75,000         -
February 2001 (2)       5.63%      -            5.59%      -            75,000         -
February 2001 (2)       5.62%      -            5.59%      -            75,000         -
January 2003 (2)        5.64%      -            5.59%      -            10,000         -
January 2003 (2)        5.49%      -            5.59%      -            12,375         -
October 2004(2)         6.23%   6.23%           5.71%   5.64%           40,700    43,200
January 2005 (2)        5.70%      -            5.59%      -             8,000         -
April 2006 (2)          6.88%   6.88%           5.71%   5.65%           25,000    25,000
April 2006 (2)          6.89%   6.89%           5.71%   5.65%           25,000    25,000
April 2006 (2)          6.88%   6.88%           5.71%   5.65%           25,000    25,000
April 2006 (2)          6.89%   6.89%           5.71%   5.65%           25,000    25,000
January 2008 (2)        5.84%      -            5.59%      -            14,000         -
January 2012 (2)        6.01%      -            5.59%      -            13,000         -
February 2012 (2)       6.00%      -            5.59%      -            10,000         -

         Total                                                        $753,675  $438,800

(1) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(2) Under these agreements, CFC pays a fixed rate of interest and receives interest based on a variable rate.

CFC's objective in using interest rate exchange agreements in which it pays a fixed rate of interest and receives a variable rate of interest is to fix the interest rate on a portion of its commercial paper. CFC then uses commercial paper, in an amount equal to the notional principal value of the interest rate exchange agreements, to fund a portion of its long-term

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION fixed rate loan portfolio. The net difference between the rate paid by CFC and the rate received is included in the cost of funds.

CFC's objective in using interest rate exchange agreements in which it pays and receives a variable rate of interest is to change the variable rate on a notional amount of debt from a LIBOR rate index to a commercial paper rate index. The variable rate Collateral Trust Bonds and Medium-
Term Notes are issued based on a LIBOR rate index, while CFC sets its variable rate loan interest rates based on a commercial paper rate. The net difference between the rate paid by CFC and the rate received is included in the cost of funds.

CFC is exposed to interest rate risk on these interest rate swap agreements if the counterparty to the interest rate swap agreement does not perform pursuant to the agreement's terms. CFC only enters swap agreements with highly rated financial institutions.

Quarterly  Income Capital Securities

Quarterly Income Capital Securities are long-term obligations that are subordinated to CFC's other outstanding debt. Quarterly Income Capital Securities are issued for terms of up to 49 years, pay interest quarterly, may be called at par after five years and allow CFC to defer the payment of interest for up to 20 consecutive quarters. The following table is a summary of Quarterly Income Capital Securities outstanding at May 31:

(Dollar Amounts in Thousands)                          1998        1997
8.00% Quarterly Income Capital Securities, due 2045  $125,000    $125,000
7.65% Quarterly Income Capital Securities, due 2046    75,000           -

        Total Quarterly Income Capital Securities    $200,000    $125,000

The weighted average interest rate on Quarterly Income Capital
Securities outstanding at May 31, 1998 and 1997, was 7.87% and 8.00%, respectively. There are no Quarterly Income Capital Securities maturing in each of the next five fiscal years following May 31, 1998.

(6) Employee Benefits

CFC is a participant in the National Rural Electric Cooperative
Association ("NRECA") Retirement and Security Program. This program is available to all qualified CFC employees. Under the program, participating employees are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. CFC contributed
$677,000 to the Retirement and Security Program during fiscal year
1998. Funding requirements are charged to general and administrative expenses as billed on a monthly basis. This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

The Budget Reconciliation Act of 1993 has set a limit of $160,000 for calendar year 1998 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has set up a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

CFC will pay such additional benefits to the covered employee through a Severance Pay Plan and a Deferred Pay Restoration Plan. Under the Severance Pay Plan, the employee is paid an amount equal to the lost pension benefits but not to exceed twice the employee's annual compensation for the prior year. The benefit must be paid within 24 months of

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION termination of employment. To the extent that the Severance
Pay Plan cannot pay all of the lost pension benefits, the remainder will be paid under a Deferred Compensation Plan, which will be paid out in a lump sum or in installments of up to 60 months.

CFC recognizes in current year margins any expected payouts for post-retirement benefits (other than pensions) as a result of current service. Post-retirement benefits include, but are not limited to, health and welfare benefits provided after retirement. While CFC allows retired employees to participate in its medical and life insurance plans, the retirees must do so at their own expense. Any liability which may be incurred by allowing retired employees to remain on CFC's medical and life insurance plans is not material to CFC's financial condition, results of operations or cash flows.

CFC offers a 401(k) defined contribution savings program to all employees that have completed a minimum of 1,000 hours of service, in either the first 12 consecutive months or first full calendar year of employment. Employee contributions for calendar year 1998 are tax deductible up to $10,000, the limit set by IRS regulations. Employees may contribute additional amounts to the program on an after-tax basis subject to the limitations established by section 415 of the Internal Revenue Code. The Company will contribute an amount equal to 2% of an employee's salary each year for all employees participating in the program. During the year ended May 31, 1998, the Company contributed a total of $165,000 under the program.

(7) Retirement of Patronage Capital

Patronage capital in the amount of $54.9 million was retired during fiscal year 1998. CFC retired $46.8 million to its members, excluding $5.2 million retired to RTFC and $2.7 million retired to GFC. RTFC retired $6.4 million to its members and GFC retired $1.7 million to its members.

It is anticipated that CFC will retire patronage capital totaling $57.4 million, representing one-sixth of the fiscal years 1988, 1989 and 1990 allocations and 70% of the fiscal year 1998 allocation, in August 1998. Management anticipates that 70% of RTFC's margins for fiscal year 1998 will be retired in January 1999, and that 100% of GFC's margins for fiscal year 1998 will be retired in the second quarter of fiscal year 1999. Future retirements of patronage capital will be made as determined by the Companies' respective Boards of Directors with due regard for their individual financial conditions.

(8) Guarantees

As of May 31, 1998 and 1997, CFC had outstanding guarantees of the following contractual obligations of its members (see Note 1(e) for a description of CFC's allowance for loan losses and Note 3 for a discussion of requirements to purchase Guarantee Subordinated
Certificates in connection with these guarantees):

(Dollar Amounts In Thousands)                         1998          1997

Long-term tax exempt bonds (A)                     $1,148,500    $1,190,925
Debt portions of leveraged lease transactions (B)     437,175       418,916
Indemnifications of tax benefit transfers (C)         312,771       338,264
Other guarantees (D)                                  136,048       132,566

        Total                                      $2,034,494    $2,080,671

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

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

    Of the amounts shown, $1,017.8 million and $1,043.2 million as of May 31, 1998 and 1997, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds have not previously been sold to other purchasers by the remarketing agents.

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

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts shown represent CFC's maximum potential liability at May 31, 1998 and 1997. However, the amounts of such guarantees vary over the lives of the leases. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured Pari Passu with the RUS by a first lien on substantially all of the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law, no further guarantees of this nature are anticipated.

(D) At May 31, 1998 and 1997, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $39.0 million and $33.7 million, respectively.

Guarantees outstanding by state are summarized as follows:

(Dollar Amounts In Thousands)
                     May 31,                                May 31,
State           1998        1997    State              1998         1997

Alabama     $  65,610   $  68,750   Nebraska       $    3,115   $    3,375
Arizona        53,915      55,825   North Carolina    114,700      117,500
Arkansas      120,635     131,498   Oklahoma           49,162       56,296
Colorado       11,591      12,196   Oregon              4,805        4,945
Florida       304,144     312,400   Pennsylvania       12,839       13,718
Indiana       123,567     126,568   South Carolina     45,140       46,260
Iowa            9,475      10,275   Texas             125,298      125,418
Kansas         40,050      40,949   Utah              316,203      291,826
Kentucky      188,370     193,120   Virginia           43,208       37,875
Minnesota     141,358     148,904   Wisconsin               -        7,895
Mississippi    66,615      69,205   Wyoming            10,875       10,875
Missouri      183,819     194,998         Total    $2,034,494   $2,080,671

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

The following table details the scheduled reductions in each of the fiscal years following May 31, 1998 to the amount of obligations guaranteed by
CFC:

(Dollar Amounts In Thousands)         Amount
                1999                $   71,836
                2000                   108,215
                2001                    95,877
                2002                   115,132
                2003                   121,542
                Thereafter           1,521,892
                                   $ 2,034,494

(9) Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 1998, along with other valuation methodologies which are summarized below. The estimated fair value information presented is not necessarily indicative of amounts CFC could realize currently in a market sale since CFC may be unable to sell such instruments due to contractual restrictions or to the lack of an established market. The estimated market values have not been updated since May 31, 1998, therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming Collateral Trust Bonds under early redemption provisions and allowing borrowers to prepay their loans, CFC has held and intends to hold all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 1998.

Cash and Cash Equivalents

Includes cash and certificates of deposit with remaining maturities of less than 90 days, which are valued at the carrying value.

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

Notes Payable

Notes payable consist of Commercial Paper and Bank Bid Notes. The fair value of Commercial Paper and Bank Bid Notes with maturities greater than 90 days is estimated based on quoted market rates with similar maturities for Commercial Paper and on bid prices from the various banking institutions for Bid Notes. The fair value of Commercial Paper and Bank Bid Notes with maturities less than or equal to 90 days are valued at carrying value which is a reasonable estimate of fair value.

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

Members' Subordinated Certificates

As it is impracticable to develop a discount rate that measures fair value, Subordinated Certificates have not been valued. Members' Subordinated Certificates are extended long-term obligations to CFC; many have maturities of 70 to 100 years. These certificates are issued to CFC's members as a condition of membership or as a condition of obtaining loan funds or guarantees and are non-transferable. As these certificates were not issued primarily for their future payment stream but mainly as a condition of membership and to receiving future loan funds, there is no ready market from which to obtain fair value rates.

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

Guarantees

CFC charges guarantee fees based on the specifics of each individual transaction. The demand for CFC guarantees has been small in the last few years. In addition, there is no other company that provides guarantees to rural electric utility companies from which to obtain market fee information. As a result, it is impracticable to supply fair value information related to guarantees.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

Carrying and fair values as of May 31, 1998 and 1997 are presented as follows:

  (Dollar Amounts In Thousands)                    1998                       1997

                                         Carrying        Fair        Carrying       Fair
                                           Value         Value         Value       Value
   Assets:
   Cash and Cash Equivalents           $    65,274   $    65,274    $   50,011   $   50,011
   Debt Service Investments                 22,969        22,969        77,219       77,219
   Loans to Members, net                10,329,345    10,391,615     8,678,196    8,602,301

   Liabilities:
   Notes Payable (1)                     5,865,904     5,865,898     5,757,074    5,759,584
   Long-Term Debt (1)                    3,006,946     3,057,919     1,614,887    1,610,726
   Quarterly Income Capital Securities     200,000       204,980       125,000      126,875

   Off-Balance Sheet Instruments:
   Interest Rate Exchange Agreements             -       (11,754)            -       (4,331)
   Commitments                                   -             -             -            -

   (1) Prior to reclassification of notes payable supported by the revolving credit agreements and prior to reclassification of long-term debt due within one year.

(10) Contingencies

(a) At May 31, 1998 and 1997, CFC had a total of $333.6 million and
    $371.4 million of loans classified as impaired. At both dates, CFC had allocated $126.0 million of the loan loss allowance to such impaired loans. CFC does not recognize interest income on loans classified as impaired. Instead, all payments received are applied as a reduction to principal outstanding. The average recorded investment in impaired loans, for the year ended May 31, 1998, was $345.3 million.

(b) Wabash Valley Power Association ("WVPA"), is a power supply member of CFC located in Indiana. In the early 1980's, WVPA began to experience financial difficulty related to the debt service on loans supporting its investment in the canceled Marble Hill nuclear power plant. In May 1985, WVPA filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.
    CFC had a $8.6 million loan to WVPA and a guarantee of $26.0 million in tax-exempt bonds issued by WVPA. WVPA has not made any loan payments to CFC since May 1985 and CFC wrote-off the $8.6 million in 1992. WVPA continued to make the debt service payments related to the CFC guaranteed bonds.

    On December 31, 1996 the WVPA plan of reorganization became effective. Under the plan, CFC received a $4.9 million cash payment and offset $9.9 million of WVPA's investments in CFC commercial paper and Subordinated Certificates, for a total of $14.8 million. CFC also received a combination of secured and unsecured promissory notes bearing interest at market rates totaling $13.4 million, bringing the total received by CFC to
    $28.2 million.   CFC applied the cash and offsets against the
    $17.7 million nonperforming loan to Wabash, reducing the balance to $2.9 million. In April 1998, CFC received $0.7 million as its share of the proceeds from the sale of assets by Wabash.
    At May 31, 1998, CFC had a total of $2.2 million outstanding to Wabash. To date, all payments have been made as scheduled on the notes CFC received as part of the Wabash settlement. The notes receivable have been classified as performing and are accruing interest at CFC's intermediate-term interest rate. The $2.2 million outstanding at May 31, 1998 has been classified as nonperforming and is on a nonaccrual status with respect to the recognition of interest income.

    CFC and RUS are negotiating a settlement on the amount of true-up payments under a separate agreement entered into in May 1988. This agreement provides for CFC and RUS to allocate between them all post-petition, pre-confirmation payments made by WVPA to CFC on debt secured by a mortgage under which CFC and RUS were

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION co-mortgagees in proportion to the respective amounts of debt secured. CFC anticipates making a payment to RUS under this agreement. At May 31, 1998, CFC has a deferred gain of $10.5 million (total received
    $28.2 million less outstanding loans of $17.7 million).
    This gain will be used to offset a portion of any true-up payment that is made to RUS.

    CFC believes that it has adequately reserved for any potential losses related to WVPA.

(c) Deseret Generation & Transmission Co-operative ("Deseret") is a power supply member of CFC located in Utah. Deseret operates the Bonanza generating plant ("Bonanza"), owns a 25% interest in the Hunter generating plant along with a system of transmission lines. Deseret also owns and operates a coal mine, through its Blue
    Mountain Energy subsidiary. In the 1980's, NCSC issued debt, guaranteed by CFC, related to the Bonanza plant and the coal mine operation. Due to large anticipated demands for electricity, the Bonanza site was designed for two plants and Deseret built the infrastructure to support two plants (only one plant has been built to date). When the large increases in demand never materialized, Deseret was unable to make the payment obligations on the Bonanza plant and debt service payments to RUS and NCSC. NCSC transferred to CFC all of its rights as a creditor on the obligations guaranteed by CFC.

    In 1991, Deseret and its creditors entered into an agreement to restructure Deseret's debt obligations, the Agreement Restructuring Obligations ("ARO"). In 1995, Deseret failed to make the payments required under the ARO. The interested creditors were unable to agree on the terms of a negotiated settlement and the ARO was terminated as of February 29, 1996. CFC filed a foreclosure action against the owner of the Bonanza Plant in State Court in Utah on March 21, 1996. In this action, CFC has not terminated the lease or sought removal of Deseret as the plant operator. One of the defendants in the foreclosure action has filed amended counterclaims against CFC. These amended counterclaims allege breaches of contract, fraudulent concealment, tortious interference with contract and conspiracy. These amended counterclaims also seek rescission or equitable subordination of CFC's interest in the Bonanza Plant.

    On October 16, 1996, Deseret and CFC entered into an Obligations Restructuring Agreement (the "ORA") for the purpose of restructuring Deseret's obligations to CFC. Pursuant to the terms of the ORA, CFC agreed to (i) forbear from exercising remedies to collect the CFC debt (as defined in the ORA) and (ii) pay and perform all of the CFC Guarantees (as defined in the ORA) in consideration for Deseret agreeing to make quarterly minimum payments to CFC through December 31, 2025. In addition to the quarterly minimum payments, Deseret is required to pay to CFC certain percentages of its excess cash flow and proceeds from the disposition of assets, as detailed in the ORA. If Deseret performs all of its obligations under the ORA, CFC has agreed to forgive any remaining claims held on December 31, 2025. To date, Deseret has made all required payments under the ORA.

    In connection with the ORA, on October, 16, 1996 CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740.0 million from RUS for $238.5 million (the "RUS Debt"). As a result of the purchase, CFC holds a majority of Deseret's outstanding secured debt. Pursuant to a participation agreement dated October 16, 1996, the member systems of Deseret purchased from CFC, for $55.0 million, a participation interest in the RUS
    Debt. CFC provided long-term financing to the members of Deseret as follows: (i) $32.5 million in the aggregate to finance the buyout by the members of their respective RUS debt (the "Note
    Buyout Loans"), and (ii) $55.0 million in the aggregate to finance the members' purchase of participation interests in the RUS Debt acquired by CFC (the "Participation Loans"). The Note Buyout
    Loans and the Participation Loans are secured by the assets and revenues of the member systems. Under the participation agreement the Deseret members will receive a share of the minimum quarterly payments that Deseret makes to CFC which the members will use to service their Participation Loans. Each member of Deseret has the option to put its Participation Loan back to CFC at any time after twelve years, provided that no event of default exists under the ORA or under such member's Participation Loan.

    All of the parties to the lawsuit participated in a nonbinding mediation session, but no settlement was reached. CFC is proceeding with the litigation. A new judge was assigned to the case in the spring of 1998. Settlement discussions have taken place since March 1998 and may continue to take place up to the trial date. The case has been bifurcated, with trial on the foreclosure action scheduled for October 1998 in Vernal, Utah. All counter and cross claims are to be tried after the foreclosure trial.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

    On March 20, 1998, the City of Riverside, CA ("Riverside") commenced an action against Deseret in the United States District
    Court for the Central District of California. Riverside is seeking (i) a declaratory judgment from the court that the Power Sales
    Agreement date October 6, 1992 ("The Power Sales Agreement") between Deseret and Riverside terminated on March 31, 1998 and
    (ii) unspecified damages against Deseret.  On March 31, 1998,
    Deseret sought injunctive relief from a Utah State Court. The Utah State Court has granted a temporary restraining order that enjoins Riverside from terminating the Power Sales Agreement. The Utah proceeding has been removed to the United States District Court for the District of Utah. Deseret and Riverside have entered into a stipulation extending the temporary restraining order pending resolution of venue motions filed in both the Utah and California proceedings.

    On March 24, 1998, the City of Anaheim, CA ("Anaheim") commenced an action against Deseret that has been consolidated with the Riverside proceeding in the United States District Court for the Central District of California. The Anaheim action seeks declaratory relief from the court to determine that the 40 MW
    Power Sales Agreement ("Agreement") dated June 9, 1993, between Deseret and Anaheim has terminated or will terminate and to set an effective date of that termination. Anaheim has agreed to continue to purchase power and energy under the terms of that Agreement pending resolution of the California proceeding. On
    April 29, 1998, Deseret added Anaheim to the Utah action filed against Riverside, seeking, among other things, injunctive relief. Various venue motions are currently pending in both actions concerning the Anaheim dispute.

    The agreements require Deseret to supply Riverside with up to 52 MW through December 31, 2009 and Anaheim with up to 40 MW through December 31, 2004. These contracts represent approximately 17% of Deseret's revenues. The impact of this action on Deseret's ability to make the payments required under the ORA has not yet been determined. A factor mitigating any impact is Deseret's contract with PacifiCorp, under which PacifiCorp has agreed to purchase all excess capacity.

    CFC had the following exposure to Deseret:

    (Dollar amounts in Millions) May 31, 1998  May 31, 1997

    Loans Outstanding (1)           $329.5        $362.0
    Guarantees Outstanding:
        Tax Exempt bonds               4.1           5.0
        Mine equipment leases         54.1          23.1
        Bonanza plant lease          258.0         263.7
    Total Guarantees                 316.2         291.8

    Total Exposure                  $645.7        $653.8


(1) From January 1, 1989 through May 31, 1998, CFC has funded a total of $180.5 million in cash flow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC. All cash flow shortfalls funded by CFC represent an increase to loans outstanding and also represent a decrease to the principal amount of the obligations guaranteed by CFC.

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

    As a result of the repayment, RUS assumed responsibility for the repayment of $618.0 million of guaranteed loans to Soyland. A total of $354.8 million of these loans were held in grantor trusts and serviced by CFC, while the

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION remaining $263.2 million were held by CFC. On February 13, 1997, RUS repaid the $263.2 million of guaranteed loans held by CFC. On March 20, 1997 RUS repaid
    $257.0 million of the loans held by the grantor trusts and serviced by CFC. At May 31, 1998, the balance of loans held by grantor trusts and payable by RUS was $93.7 million.

    As of May 31, 1998, CFC had a total of $188.6 million of loans outstanding to Soyland. All of these loans have been classified as performing and are on full accrual status with respect to interest income. Soyland is current with respect to all payments due on its loans.

    CFC believes that it is adequately reserved for any potential loss on its loans to Soyland.

(e) At May 31, 1998, one other borrower was in payment default to CFC on an unsecured loan totaling $1.9 million. At May 31, 1997, two borrowers were in payment default to CFC on secured and unsecured loans totaling $6.5 million.

(11) Extraordinary Loss

     During the year ended May 31, 1996, CFC paid a prepayment premium of $1.6 million for the early retirement of Collateral Trust Bonds.

(12) Gain on Sale of Land

     During the year ended May 31, 1998, CFC sold land with a cost basis of $8.3 million for $13.5 million, resulting in a gain of $5.2 million.

(13) Combined Quarterly Financial Results (Unaudited)

     Summarized results of operations for the four quarters of fiscal years 1998 and 1997 are as follows:

                                         Fiscal Year 1998
(Dollar Amounts In Thousands)             Quarters Ended                Total
                     August 31   November 30   February 28   May 31     Year

Operating income      $150,477     $153,995      $161,656   $171,445  $637,573
Operating margin         9,119       14,657        15,153     15,482    54,411
Nonoperating income        592          435           750        834     2,611
Gain on Sale of Land     4,939            -             -        255     5,194
Net margins             14,650       15,092        15,903     16,571    62,216




                                          Fiscal Year 1997
(Dollar Amounts In Thousands)              Quarters Ended               Total
                     August 31   November 30   February 28   May 31     Year

Operating income      $134,267     $140,233      $142,562   $147,377  $564,439
Operating margin        12,105       12,985        14,842     11,598    51,530
Nonoperating income        661          672           700      1,173     3,206
Net margins             12,766       13,657        15,542     12,771    54,736