Form 10-Q
period 1998-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1998-10-09
CIK 70502

                                 FORM 10-Q


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended August 31, 1998

	OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

                       (Dollar Amounts In Thousands)


                              A S S E T S


                                     (Unaudited)
                                August 31, 1998        May 31, 1998

Cash  and Cash Equivalents     $     128,759         $      65,274

Debt Service Investments              26,384                22,969

Loans To Members, net             10,813,196            10,329,345

Receivables                          112,338               112,317

Fixed Assets, net                     26,090                25,062

Debt Service Reserve Funds           103,489               103,489

Other Assets                          29,529                24,432

        Total Assets            $ 11,239,785          $ 10,682,888



The accompanying notes are an integral part of these combined financial statements.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                          COMBINED BALANCE SHEETS

                       (Dollar Amounts In Thousands)


         L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


                                               (Unaudited)
                                            August 31, 1998   May 31, 1998

Notes Payable, due within one year            $  3,779,955    $  3,848,229

Accounts Payable                                    28,607          26,750

Accrued Interest Payable                            78,564          68,497

Long-Term Debt                                   5,460,652       5,024,621

Other Liabilities                                   11,005           6,347

Quarterly Income Capital Securities                400,000         200,000

Commitments, Guarantees and Contingencies

Members' Subordinated Certificates:
   Membership subscription certificates            644,817         644,817
   Loan & guarantee certificates                   596,229         584,349

   Total Members' Subordinated Certificates      1,241,046       1,229,166

Members' Equity                                    239,956         279,278

    Total Members' Subordinated Certificates &
          Members' Equity                        1,481,002       1,508,444

        Total Liabilities and Members' Equity  $11,239,785     $10,682,888




The accompanying notes are an integral part of these combined financial statements.

                                                               (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

           COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

                       (Dollar Amounts in Thousands)

              For the Quarters Ended August 31, 1998 and 1997



                                                       Quarters Ended
                                                          August 31,
                                                    1998            1997

Operating Income-Interest on loans to members    $180,143        $150,477
Less-cost of funds allocated                      151,969         127,779

        Gross operating margin                     28,174          22,698

Expenses:
   General, administrative and loan processing      5,540           5,329
   Provision for loan losses                        5,886           8,250

         Total expenses                            11,426          13,579

         Operating margin                          16,748           9,119

Nonoperating Income                                   745             592
Gain on Sale of Land                                    -           4,939

Net Margins                                      $ 17,493        $ 14,650


The accompanying notes are an integral part of these combined financial statements.

                                                               (UNAUDITED)
           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

              COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                         (Dollar Amounts in Thousands)

                For the Quarters Ended August 31, 1998 and 1997

                                                                          Patronage Capital
                                                                              Allocated
                                                        Educa-    Unal-     General
                                               Member-  tional   located    Reserve
                                     Total      ships    Fund    Margins     Fund     Other
Quarter Ended August 31, 1998
    Balance at May 31, 1998        $ 279,278   $ 1,491   $ 676   $  2,289   $ 500   $ 274,322
    Retirement of Patronage Capital  (57,364)        -       -          -       -     (57,364)
    Net Margins                       17,493         -       -     17,493       -           -
    Other                                549        13     (41)         -       -         577
Balance at August 31, 1998         $ 239,956   $ 1,504   $ 635   $ 19,782   $ 500   $ 217,535


Quarter Ended August 31, 1997
    Balance at May 31, 1997        $ 271,594   $ 1,470   $ 596   $  2,289   $ 504   $ 266,735
    Retirement of Patronage Capital  (52,715)        -       -          -    (123)    (52,592)
    Net Margins                       14,650         -       -     14,650       -           -
    Other                              1,297         9      65          -       -       1,223
Balance at August 31, 1997         $ 234,826   $ 1,479   $ 661   $ 16,939   $ 381   $ 215,366


The accompanying notes are an integral part of these combined financial statements.

                                                               (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                     COMBINED STATEMENTS OF CASH FLOWS

                       (Dollar Amounts In Thousands)

            For the Three Months Ended August 31, 1998 and  1997

                                                                     1998           1997
Cash Flows From Operating Activities:
Net margins                                                      $   17,493    $   14,650
Add (deduct):
  Provision for loan losses                                           5,886         8,250
  Depreciation                                                          372           347
  Amortization of deferred income                                      (178)         (382)
  Amortization of issuance costs and deferred charges                   734           456
  Gain on sale of land                                                    -        (4,939)
Add (deduct) changes in:
  Receivables                                                        (1,115)       (3,016)
  Accounts payable                                                    1,857         1,479
  Accrued interest payable                                           10,067        12,841
  Other                                                              (6,685)       (1,531)

    Net cash flows provided by operating activities                  28,431        28,155

Cash Flows From Investing Activities:
  Advances made on loans                                         (1,728,970)   (1,195,441)
  Principal collected on loans                                    1,239,233       874,386
  Proceeds from sale of land                                              -        13,235
  Investments in fixed assets                                        (1,399)           58

    Net cash flows used in investing activities                    (491,136)     (307,762)

Cash Flows From Financing Activities:
  Notes payable, net                                               (106,060)      165,651
  Debt service Investments, net                                      (3,415)      (37,728)
  Proceeds from issuance of long-term debt                          569,212       323,993
  Payments for retirement of long-term debt                         (95,533)     (146,473)
  Proceeds from issuance of Quarterly Income Capital Securities     200,000             -
  Proceeds from issuance of Members' Subordinated Certificates       12,974         4,401
  Payments for retirement of Members' Subordinated Certificates          (3)         (897)
  Payments for retirement of Patronage Capital                      (50,985)      (47,771)

    Net cash flows provided by financing activities                 526,190       261,176

Net Cash Flows                                                       63,485       (18,431)
Beginning Cash and Cash Equivalents                                  65,274        50,011

Ending Cash and Cash Equivalents                                 $  128,759    $   31,580

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest Expense                                   $  142,681    $  116,550

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

CFC's 1,053 members as of August 31, 1998, included 903 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 75 service members and 75 associate members. The Utility Members included 835 distribution systems and 68 generation and transmission systems operating in 46 states and U.S. territories.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September, 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of August 31, 1998, RTFC had 503 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991.
GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of loans guaranteed by the Rural Utilities Service ("RUS"). GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements.
Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had four members other than CFC at August 31, 1998. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of August 31, 1998 and May 31,
1998, and the combined results of operations, cash flows and changes in members' equity for the three months ended August 31, 1998 and 1997.

The Notes to Combined Financial Statements for the years ended May 31, 1998 and 1997 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 1998, filed on August 31, 1998).

CFC has no comprehensive income to report for the quarters ended
August 31, 1998 and 1997. Therefore, no adjustment was required to the combined statements of income, expenses and net margins or to the combined statements of changes in members' equity.

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

           NATIONAL RURAL UTILITIES COPERATIVE FINANCE CORPORATION

CFC does not believe it is vulnerable to the risk of a near term severe impact as a result of any concentrations of its activities.

Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of August 31, 1998, CFC had committed to lend RTFC up to $4.5 billion to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $2,502.3 million and $2,233.0 million as of August 31, 1998 and May 31, 1998, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

                                                    (Unaudited)
                                                   At August 31,   At May 31,
(Dollar Amounts In Thousands)                          1998          1998

 Outstanding loans to members and their affiliates  $1,715,438   $1,574,900
 Total assets                                        1,844,110    1,695,231
 Notes payable to CFC                                1,696,036    1,563,094
 Total liabilities                                   1,720,359    1,581,268
 Members' Equity and Subordinated Certificates         123,751      113,963


                                                    (Unaudited)
                                        For the Three Months Ended August 31,
(Dollar Amounts In Thousands)                   1998          1997

 Operating income                          $   30,098   $   19,839
 Net margins                                    1,075          748


Summary financial information relating to GFC is presented below:

                                                           (Unaudited)
                                                   At August 31,   At May 31,
(Dollar Amounts In Thousands)
                                                       1998          1998

 Outstanding loans to members                       $  133,195   $  133,195
 Total assets                                          137,884      135,761
 Notes payable to CFC                                  133,195      133,195
 Total liabilities                                     137,353      135,430
 Members' Equity                                           531          331

                                                    (Unaudited)
                                        For the Three MonthS Ended August 31,
(Dollar Amounts In Thousands)                   1998          1997

Operating income                           $    2,115   $    2,174
Net margins                                       200          219

Unless stated otherwise, references to CFC relate to CFC, RTFC and GFC on a combined basis.

           NATIONAL RURAL UTILITIES COPERATIVE FINANCE CORPORATION

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

3.  Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of August 31, 1998 and May 31, 1998, mortgage notes representing approximately $1,904.4 million and $1,930.9 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure Collateral Trust Bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement (See
Note 6), CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding.

Collateral Trust Bonds outstanding at August 31, 1998 and May 31, 1998 were $1,897.8 million and $1,897.7 million, respectively.

4.  Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level considered to be adequate in relation to the quality and size of its loan and guarantee portfolio. CFC makes regular additions to the allowance for loan losses. These additions are required to maintain the allowance at an adequate level based on the current year-to-date increase to loans outstanding and the estimated loan growth for the next twelve months. On a quarterly basis,
CFC reviews the adequacy of the loan loss allowance and estimates the amount of future provisions that will be required to maintain the allowance at an
adequate level based on estimated loan growth.   The allowance is based on
estimates, and accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized as follows for the three months ended August 31, 1998 and the year ended May 31, 1998.

                                                    August 31,     May 31,
(Dollar Amounts in Thousands)                         1998          1998

Beginning Balance                                   $250,131      $233,208
Provision for loan losses                              5,886        19,027
Charge-offs                                                -        (2,104)
Ending Balance                                      $256,017      $250,131

Total Loan Loss Allowance As a Percentage of:
     Total Loans                                       2.31%          2.36%
     Total Loans and Guarantees                        1.96%          1.98%
     Total Nonperforming and Restructured Loans       74.79%         74.98%

           NATIONAL RURAL UTILITIES COPERATIVE FINANCE CORPORATION

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

6.  Credit Arrangements

As of August 31, 1998, CFC had three revolving credit agreements totaling $5,217.5 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, CFC's guaranteed commercial paper issued by the National Cooperative Services
Corporation ("NCSC") and the adjustable or floating/fixed rate bonds which CFC has guaranteed and is standby purchaser for the benefit of its members.

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

The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,356.7 million (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity, and subordinated debt and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed

           NATIONAL RURAL UTILITIES COPERATIVE FINANCE CORPORATION by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of August 31, 1998 and May 31, 1998, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the five year facility, at August 31, 1998 and May 31, 1998, CFC classified $2,345.0 million of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,345.0 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions herein.

7.  Unadvanced Loan Commitments

As of August 31, 1998 and May 31, 1998, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

(Dollar Amounts In Thousands)         August 31, 1998       May 31, 1998
Long-term                               $4,695,635           $3,747,542
Intermediate-term                          364,383              412,035
Short-term                               3,920,250            4,022,649
Telecommunications                         794,089              663,018
Total unadvanced loan commitments       $9,774,357           $8,845,244

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

8.  Retirement of Patronage Capital

CFC patronage capital in the amount of $57.4 million was retired in August 1998, representing 70% of the allocation for fiscal year 1998 and one-sixth of the total allocations for fiscal years 1988, 1989 and 1990. The $57.4 million includes $6.4 million retired to RTFC. Subsequent to the end of the quarter, GFC retired patronage capital in September 1998 in the amount of $0.8 million representing 100% of the allocation for fiscal year 1997. RTFC will retire 70% of their fiscal year 1998 allocation later this fiscal year. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's Board of Directors with due regard for CFC's financial condition.

9.  Guarantees

As of August 31, 1998 and May 31, 1998, CFC had guaranteed the following contractual obligations of its members:

(Dollar Amounts In Thousands)                   August 31, 1998  May 31, 1998
Long-term tax-exempt bonds (A)                    $1,141,985      $1,148,500
Debt portions of leveraged lease transactions (B)    432,494         437,175
Indemnifications of tax benefit transfers (C)        302,768         312,771
Other guarantees (D)                                 144,984         136,048
Total guarantees                                  $2,022,231      $2,034,494

           NATIONAL RURAL UTILITIES COPERATIVE FINANCE CORPORATION

(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $1,012.9 million and $1,017.8 million as of August 31, 1998 and May 31, 1998, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

(B) CFC has unconditionally guaranteed the repayment of debt raised by NCSC for leveraged lease transactions.

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease.

(D) At August 31, 1998 and May 31, 1998, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $44.6 million and $39.0 million, respectively.

10. Derivative Financial Instruments

At August 31, 1998 and May 31, 1998, CFC was a party to interest rate exchange agreements with notional amounts totaling $1,297.1 million and $753.7 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly-rated financial institutions. At August 31, 1998 and May 31, 1998, CFC was using interest rate exchange agreements to fix the interest rate on $797.1 million and $603.7 million, respectively, of its variable rate commercial paper. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $150.0 million of Collateral Trust Bonds were issued and CFC's variable commercial paper rate. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

           NATIONAL RURAL UTILITIES COPERATIVE FINANCE CORPORATION

The following table lists the notional principal amounts of CFC's interest rate exchange agreements at August 31, 1998 and May 31, 1998:

(Dollar Amounts in Thousands)          Notional Principal Amount
        Maturity Date             August 31, 1998      May 31, 1998

        June  1999 (1)             $   50,000              $      -
        September 1999 (2)             75,000                     -
        September 1999 (2)             75,000                     -
        September 1999 (2)             75,000                     -
        September 1999 (2)             75,000                     -
        November 1999 (2)              50,000                50,000
        November 1999 (2)              50,000                50,000
        November 1999 (2)              50,000                50,000
        January 2000 (3)               52,851                52,851
        January 2001 (3)               42,749                42,749
        February 2001 (3)              75,000                75,000
        February 2001 (3)              75,000                75,000
        February 2001 (3)              75,000                75,000
        February 2001 (3)              75,000                75,000
        January 2003 (3)               12,375                10,000
        January 2003 (3)               10,000                12,375
        June 2003 (3)                  48,000                     -
        August 2003 (3)                25,000                     -
        August 2003 (3)                50,000                     -
        August 2003 (3)                25,000                     -
        October 2004 (3)               40,700                40,700
        January 2005 (3)                8,000                 8,000
        April 2006 (3)                 25,000                25,000
        April 2006 (3)                 25,000                25,000
        April 2006 (3)                 25,000                25,000
        April 2006 (3)                 25,000                25,000
        January 2008 (3)               14,000                14,000
        July 2008 (3)                  40,400                     -
        January 2012 (3)               13,000                13,000
        February 2012 (3)              10,000                10,000
        June 2018 (3)                   5,000                     -
        Total                      $1,297,075              $753,675

(1) Under these agreements, CFC pays a variable rate of interest and receives a fixed rate of interest.
(2) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(3) Under these agreements, CFC pays a fixed rate of interest and receives interest based on a variable rate.

CFC does not value the interest rate exchange agreements on its balance sheet, but rather values the underlying hedged debt instruments at historical cost. All amounts that CFC pays and receives related to the interest rate exchange agreements and the underlying hedged debt instruments are included in CFC's cost of funding for the period. In all interest rate exchange agreements CFC receives the amount required to service the debt outstanding to its investors from the counter party to the agreement. The estimated fair value of CFC's interest rate exchange agreements is presented in the footnotes to the financial statements of CFC's Form 10-K for the year ended May 31, 1998.

           NATIONAL RURAL UTILITIES COPERATIVE FINANCE CORPORATION

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

(A) At August 31, 1998 and May 31, 1998, nonperforming loans in the amount of $4.0 million and $4.1 million, respectively, were on a nonaccrual basis with respect to interest income. At August 31, 1998 and May 31, 1998, the total amount of restructured loans was $338.3 million and $329.5 million, respectively. CFC elected to apply all payments received against principal outstanding on all restructured loans at both dates.

(B) CFC has classified $342.3 million and $333.6 million, of the amounts described in footnote 11(A), as impaired with respect to the provisions of FASB Statements No. 114 and 118 at August 31, 1998 and May 31, 1998, respectively. CFC had allocated $135.0 million and $126.0 million of the loan loss allowance for such impaired loans at August 31, 1998 and May
31, 1998, respectively. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.
CFC recognized no interest income on loans classified as impaired during the three months ended August 31, 1998. All payments received were applied as a reduction of principal. The average recorded investment in impaired loans for the three months ended August 31, 1998 was $342.3 million compared to $345.3 for the year ended May 31, 1998.

(C) On December 31, 1996 the Wabash Valley Power Association ("WVPA") plan of reorganization became effective. Under the plan, CFC received a $4.9 million cash payment and offset $9.9 million of WVPA's investments in CFC commercial paper and Subordinated Certificates, for a total of $14.8 million. CFC also received a combination of secured and unsecured promissory notes bearing interest at market rates totaling $13.4 million, bringing the total received by CFC to $28.2 million. CFC applied the cash and offsets against the $17.7 million nonperforming loan to Wabash, reducing the balance to $2.9 million. In April 1998, CFC received a payment of $0.7 million from Wabash, as its share of the proceeds from the sale of assets. At August 31, 1998, CFC had a total of $2.2 million of loans outstanding to Wabash, all of which have been classified as nonperforming and are on a nonaccrual status with respect to the recognition of interest income. The remaining balance on the loan to Wabash will be reduced by any additional payments received by Wabash and written off along with any amount paid to RUS as part of a true-up payment. The notes receivable have been classified as performing and are accruing interest at CFC's intermediate-term interest rate. WVPA is current with respect to amounts due on the notes.

CFC and RUS are negotiating a settlement on the amount of true-up payments under a separate agreement entered into in May 1988. This agreement provides for CFC and RUS to allocate between them all post-petition, pre-confirmation payments made by WVPA to CFC on debt secured by a mortgage under which CFC and RUS were co-mortgagees in proportion to the respective amounts of debt secured. CFC anticipates making a payment to RUS under this agreement. At August 31, 1998, CFC has a deferred gain of $10.5 million (total received $28.2 million less outstanding loans of $17.7 million). This gain will be used to offset a portion of any true-up payment that is made to RUS.

(D) Deseret Generation & Transmission Co-operative ("Deseret") is a power supply member of CFC located in Utah. Deseret operates the Bonanza generating plant ("Bonanza"), owns a 25% interest in the Hunter generating plant along with a system of transmission lines. Deseret also owns and operates a coal mine, through its Blue Mountain Energy subsidiary. In the 1980's, NCSC issued debt, guaranteed by CFC, related to the Bonanza plant and the coal mine operation. Due to large anticipated demands for electricity, the Bonanza site was designed for two plants and Deseret built the infrastructure to support two plants (only one plant has been built to date).

           NATIONAL RURAL UTILITIES COPERATIVE FINANCE CORPORATION

When the large increases in demand never materialized, Deseret was unable to make the debt payment obligations on the Bonanza plant and debt service payments to RUS and NCSC. NCSC transferred to CFC all of its rights as a creditor on the obligations guaranteed by CFC.

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

In connection with the ORA, on October, 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740.0 million from RUS for the sum of $238.5 million (the "RUS Debt"). As a result of the purchase, CFC holds a majority of Deseret's outstanding secured debt. Pursuant to a participation agreement dated October 16, 1996, the member systems of Deseret purchased from CFC, for $55.0 million, a participation interest in the RUS Debt. CFC provided long-term financing to the members of Deseret as follows: (i) $32.5 million in the aggregate to finance the buyout by the members of their respective
RUS debt (the "Note Buyout Loans"), and (ii) $55.0 million in the aggregate to finance the members' purchase of participation interests in the RUS Debt acquired by CFC (the "Participation Loans"). The Note Buyout Loans and the Participation Loans are secured by the assets and revenues of the member systems. Under the participation agreement the Deseret members will receive a share of the minimum quarterly payments that Deseret makes to CFC, which the members will use to service their Participation Loans. Each member of Deseret has the option to put its Participation Loan back to CFC at any time after twelve years, provided that no event of default exists under the ORA and under such member's Participation Loan.

Settlement discussions have been ongoing and are expected to continue up to the date of trial. The case has been bifurcated, with trial on the foreclosure action scheduled to commence first and a trial on certain counterclaims and the crossclaims to be scheduled thereafter.

A Memorandum of Settlement Understanding has been entered into it by and among CFC, Deseret, NCSC and GECC effective October 8, 1998. The settlement contemplated by the Memorandum of Understanding is scheduled to close on or before November 23, 1998. If the settlement is consummated, CFC plans to call for redemption of the 9 3/8% Term Bonds due 2011 issued in respect of the Deseret Bonzanza Power Station and guaranteed by CFC. If the settlement does not close by November 23, a hearing on pending motions is scheduled for December 1, 1998, with the trial to follow on the next available court date.

           NATIONAL RURAL UTILITIES COPERATIVE FINANCE CORPORATION

On March 20, 1998, the City of Riverside, CA ("Riverside") commenced an action against Deseret in the United States District Court for the Central District of California. Riverside is seeking (i) a declaratory judgment from the court that the Power Sales Agreement dated October
6, 1992 (the "Power Sales Agreement") between Deseret and Riverside terminated on March 31, 1998 and (ii) unspecified damages against Deseret. On March 31, 1998, Deseret sought injunctive relief from a
Utah State Court. The Utah State Court has granted a temporary restraining order that enjoins Riverside from terminating the Power Sales Agreement. The Utah proceeding has been removed to the United States District Court for the District of Utah. Deseret and Riverside have entered into a situation extending the temporary restraining order pending resolution of venue motions filed in both the Utah and California proceedings.

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

In addition to the state and federal court proceedings, the City of Riverside and the City of Anaheim have filed a complaint with the Federal Energy Regulatory Commission ("FERC"). The FERC has ordered the parties to enter into settlement discussions for a period of 90 days. The FERC order also states that if no settlement is reached, the FERC will set a hearing before an administrative law judge who is expected to render a decision by October 1, 1999, with a decision by the FERC anticipated by October, 2000. Pursuant to Section 206(b) of the Federal Power Act, the refund effective date is November 2, 1997.

The Agreements require Deseret to supply up to 52 MW to Riverside through December 31, 2009, and Anaheim with up to 40 MW through December 31, 2004. These contracts represent approximately 17% of Deseret's revenues. The impact of this action on Deseret's ability to make the payments required under the ORA has not yet been determined. A factor mitigating any impact is Deseret's contract with PacifiCorp, under which PacifiCorp has agreed to purchase all excess capacity.

At August 31, 1998 and May 31, 1998, CFC had the following exposure to
Deseret:

(Dollar Amounts In Millions)     August 31, 1998        May 31, 1998

Loans outstanding (3)                  $338.3              $329.5
Guarantees outstanding:
             Tax-exempt bonds             4.1                 4.1
             Mine equipment leases       52.5                54.1
             Bonanza plant lease        255.1               258.0
             Total Guarantees           311.7               316.2

             Total Exposure            $650.0              $645.7

1) From January 1, 1989 through August 31, 1998 CFC has funded a total of $192.3 million in cashflow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC. All cashflow shortfalls funded by CFC represent an increase to loans outstanding and also represent a decrease to the principal amount of the obligations guaranteed by CFC.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

           NATIONAL RURAL UTILITIES COPERATIVE FINANCE CORPORATION
             Notes to Combined Financial Statements - (Continued)


12. Loans Guaranteed by RUS

At August 31, 1998 and May 31, 1998, CFC held $133.2 million, in Trust Certificates related to the refinancing of Federal Financing Bank loans. These Trust Certificates are supported by payments from certain CFC power supply members whose payments are guaranteed by RUS.

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

Changes in Financial Condition

During the three months ended August 31, 1998, CFC's total assets increased by $556.9 or 5.2% to $11,239.8 from $10,682.9 at May 31, 1998, primarily due to an increase of $483.9 in net loans outstanding. Changes to the loan portfolio included increases of $439.5 in long-term fixed rate loans, $99.7 in short-term loans and $8.7 in restructured loans, partially offset by decreases of $43.1 in intermediate-term loans and $15.0 in long-term variable rate loans and an increase of $5.9 to the loan loss reserve.

Net loans to members represented 96% and 97% of total assets at August 31, 1998 and May 31, 1998, respectively. Long-term loans represented 87% of gross loans at August 31, 1998 and May 31, 1998. Fixed rate loans represented 48% of gross loans at August 31, 1998 and 46% at May 31, 1998, while the remaining loans carry a variable rate that may be adjusted monthly or semi-monthly. At August 31, 1998, $1,145.4 or 10.4% of gross loans were unsecured, compared to $1,201.1 or 11.4% at May 31, 1998. The $1,145.4 of unsecured loans at August 31, 1998 included $132.8 of temporarily unsecured loans for RUS note buyouts. Once CFC has advanced the full amount required to buyout RUS, the loan will be secured by all assets and future revenues of the borrower. At August 31, 1998, the unsecured loans, excluding the temporarily unsecured loans, were 9.1% of gross loans. All other loans were secured pro-rata with other lenders (primarily RUS), by all assets and future revenues of the borrower.

During the three months ended August 31, 1998, CFC advanced $66.5 for the prepayment of RUS loans. To date, CFC has financed approximately 94% of the total lent for RUS prepayments. There are applications pending at RUS for an additional $40.8 million of buyouts, in which CFC has been selected as the lender and has approved loan commitments. Future volume of RUS note prepayments will depend on a number of factors including interest rates, tax consequences and possible acquisition or other business opportunities available to the members. CFC does not expect large volumes of prepayment requests to be made at any one time, but believes that there will be a steady stream of activity.

At August 31, 1998, CFC had provided $2,022.2 in guarantees, a decrease of $12.3 from the $2,034.5 at May 31, 1998. The decrease to guarantees was due to regularly scheduled principal payments. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for plant and equipment. All guarantees are secured on a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets.

Also at August 31, 1998, CFC had unadvanced loan commitments of $9,774.4, an increase of $929.2 from the $8,845.2 committed at May 31, 1998. Most unadvanced loan commitments contain a material adverse change clause that would relieve CFC from its obligation to lend if the borrower's financial condition had changed materially from the time the loan was approved. About one-half of these commitments are provided for operational back-up liquidity. CFC does not anticipate funding the majority of the commitments outstanding for this purpose.

During the three months ended August 31, 1998, CFC's total liabilities and Members' Equity increased by $556.9 or 5.2% to $11,239.8 from $10,682.9 at May 31, 1998. The increase was primarily due to increases of $436.0 in long-term debt,

$200.0 in Quarterly Income Capital Securities and $10.1 in interest payable offset by decreases of $68.3 in notes payable and $27.4 in Members' Equity and Certificates.

The long-term debt increase was due to an increase of $435.9 in Medium-Term Notes. The decrease to notes payable was due to a decrease of $326.1 to outstanding Commercial Paper, primarily dealer Commercial Paper, offset by increases of $220.0 in Bid Notes outstanding and $37.8 in long-term debt due within one year. During the quarter, CFC issued $400.0 of variable rate Medium-Term Notes to replace maturing dealer Commercial Paper. The decrease in Members' Equity was due to the retirement of patronage capital partially offset by year-to-date net margins and by the issuance of Members' Subordinated Certificates on new loans.

At August 31, 1998, CFC had loans outstanding in the amount of $4.0 classified as nonperforming and $338.3 classified as restructured. All nonperforming loans and restructured loans were on a non-accrual basis with respect to the recognition of interest income. As of August 31, 1998, CFC has classified $342.3 of loans outstanding as impaired with respect to the provisions of FASB Statement No. 114. During the three months ended August 31, 1998, the amount of loans classified as impaired increased by $8.7. The increase to loans classified as impaired was due to CFC's required payments under the obligations guaranteed for Deseret, offset by Deseret's required quarterly
ORA payment. The amount of the loan loss reserve allocated for these loans was $135.0 at August 31, 1998. CFC has applied all payments received on impaired loans as a reduction to principal outstanding.

As of August 31, 1998, CFC's total exposure to nonperforming and restructured borrowers was $654.0 ($342.3 in loans and $311.7 in guarantees) an increase of $4.2 from the total of $649.8 at May 31, 1998. The total exposure increased due to an increase in the loans outstanding to Deseret.

The allowance for loan losses increased by $5.9 to $256.0 at August 31, 1998 from $250.1 at May 31, 1998. The increase was due to a provision of $5.9 for the quarter. At August 31, 1998, the loan loss allowance represented 2.31% of gross loans, 1.96% of gross loans and guarantees, and 74.79% of nonperforming and restructured loans, compared to 2.36%, 1.98%, and 74.98% at May 31, 1998, respectively. CFC makes regular additions to the allowance for loan losses. These additions are required to maintain the allowance at an adequate level based on the current year-to-date increase in loans outstanding and the estimated loan growth for the next twelve months. On a quarterly basis, CFC reviews the adequacy of the loan loss allowance and estimates the amount of future provision that will be required to maintain the allowance at an adequate level based on estimated loan growth. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history,underlying collateral and economic and industry conditions. As of August 31, 1998, management believes that the allowance for loan losses is adequate to cover any portfolio losses which have occurred or may occur.

Changes in the Results of Operations

CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio, instead of the dollar amount of gross or net margins, as a primary performance indicator. During the three months ended August 31,1998, CFC achieved a Times Interest Earned Ratio (TIER) of
1.12. This is the same as the 1.12 TIER for the three months ended August 31, 1997. Management has established a 1.10 TIER as its operating target.

Operating income for the three months ended August 31, 1998, was $180.1, an increase of $29.7 from the prior year period. The increase in operating income was due to a positive volume variance of $32.3 and a negative rate variance of $2.6. Average loans outstanding increased by $1,717.9 and the average yield increased by 5 basis points from the prior year period. For the three months ended August 31, 1998, average loans outstanding were $10,843.4 and the average yield was 6.59%, compared to average loans outstanding of $9,125.5 and an average yield of 6.54% for the three months ended August 31, 1997. The increase to the yield was due to a large volume of loans converting from variable rates to fixed rates over the past 12 months. CFC sets the interest rates on its loans to cover the cost of funds, general and administrative expenses, a provision for loan losses and a reasonable TIER. As a result, the yield earned on the loan portfolio will move in conjunction with the rates in the capital markets.

CFC's cost of funds for the three months ended August 31, 1998, totaled $152.0, an increase of $24.2 from the prior year. The increase was due to a positive volume variance of $24.9 and a negative rate variance of $0.7. The average interest rate on funds used by CFC at August 31, 1998 and 1997, was 5.56%. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other instruments offset by income from the overnight investments of excess cash and the interest earnings on debt service investments.

For the three months ended August 31, 1998 and 1997, general and administrative expenses totaled $5.5 and $5.3, respectively. General and administrative expenses for the three months ended August 31, 1998 represented 20 basis points of average loan volume, which is a decrease of 3 basis points from 23 basis points for the prior year period.

The provision for loan losses for the three months ended August 31, 1998, totaled $5.9 or 22 basis points, compared to the prior year total of $8.3 and 36 basis points. CFC has maintained the provision for loan losses in line with management's assessment of the size and quality of the loan portfolio.

On August 12, 1997, CFC sold 23.5 acres of land adjacent to its headquarters building realizing a gain of $4.9 on the sale. CFC had no such gain for the quarter ended August 31, 1998.

Overall, CFC's net margins for the three months ended August 31, 1998, totaled $17.5, an increase of $2.8 from the prior year period total of $14.7

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

With regard to liquidity risk, CFC manages its liquidity risk by ensuring that other sources of funding are available to make debt maturity payments. CFC accomplishes this in four ways. First, CFC maintains revolving credit agreements which (subject to certain conditions) allow CFC to borrow funds on terms of up to five years. Second, CFC has maintained investment grade ratings, facilitating access to the capital markets. Third, CFC maintains SEC shelf registrations for its Collateral Trust Bonds, Medium-Term Notes, Quarterly Income Capital Securities and Board authorization for securities not requiring SEC registration, which (absent market disruptions and assuming CFC maintains investment grade ratings) could be issued at fixed or variable rates in sufficient amounts to fund the next 18 to 24 months funding requirements. Fourth, CFC obtains a portion of its funding directly from its members and believes this funding is more stable than funding obtained from outside sources.

At August 31, 1998, CFC had $5,217.5 in available bank credit, $2,345.0 of which is available through November 26, 2001, $2,322.5 is available through November 24, 1998 and $550.0 is available through November 25, 1998. As of August 31, 1998, CFC was in compliance with all covenants and conditions to borrowing and there were no amounts outstanding under such agreements.

As of August 31, 1998, CFC had shelf registrations for Medium-Term Notes of $1,002.4, for Grantor Trust Certificates of $121.8, $100.0 for Quarterly Income Capital Securities and $300.0 for Collateral Trust Bonds. CFC also had a shelf registration of $700 for Medium-Term Notes in Europe. Subsequent to the end of the quarter, CFC issued $300.0 of Collateral Trust Bonds. CFC is also planning to register an additional $500.0 of Collateral Trust Bonds with the SEC in October 1998.

Member invested funds, including the loan loss allowance, at August 31, 1998 and May 31, 1998, were $3,201.6 and $3,194.5 or 28.1% and 29.5% of CFC's total capitalization, respectively (long- and short-term debt outstanding, Members' Certificates and Equity and the loan loss allowance).

CFC's leverage ratio was 5.98 and 6.37 at August 31, 1998 and May 31, 1998, respectively. CFC calculates leverage as the ratio of total assets, less Members' Equity, less Members' Subordinated Certificates, less Quarterly Income Capital Securities, less funding for loans guaranteed by RUS, plus guarantees divided by the sum of Members' Equity, Members' Subordinated Certificates and Quarterly Income Capital Securities. CFC's current leverage ratio is well below the limit authorized by its Board of Directors and revolving credit agreements.

The debt to equity ratio was 4.32 and 4.51 at August 31, 1998 and May 31, 1998, respectively. CFC calculates the debt to equity ratio as the ratio of total assets, less Members' Equity, less Members' Subordinated Certificates, less Quarterly Income Capital Securities, less funding for loans guaranteed by RUS, divided by the sum of Members' Equity, Members' Subordinated Certificates, Quarterly Income Capital Securities and the loan loss reserve.

The following chart schedules the maturities of CFC's fixed rate loans and fixed rate funding, including variable rate funding in which the rate has been fixed through interest rate exchange agreements. The chart is a useful tool to identify gaps in the matching of fixed rate loans with fixed rate funds.

                           Interest-Rate Gap Analysis
                           (Fixed Assets/Liabilities)
                             As of  August 31, 1998

Assets:                       FY 99    FY 00-01  FY 02-03   FY 04-08   FY 09-18   FY 19+    Total
Loan Amortization
  and repricing              $ 470.6   $ 866.6   $  943.8   $1,267.2   $1,150.8   $ 466.4   $5,165.4

Total Assets                 $ 470.6   $ 866.6   $  943.8   $1,267.2   $1,150.8   $ 466.4   $5,165.4

Liabilities and Equity:
  Long-Term Debt             $ 118.0   $ 801.5   $1,002.0   $1,147.3   $  115.1   $ 595.0   $3,778.9
  Subordinated Certificates     12.9      23.7       27.0       84.4      715.9      14.6      878.5
  Equity                           -         -          -          -      176.6         -      176.6

Total Liabilities and Equity $ 130.9   $ 825.2   $1,029.0   $1,231.7   $1,007.6   $ 609.6   $4,834.0

Gap *                        $ 339.7   $  41.4   $ (85.2)   $   35.5   $  143.2   $(143.2)  $  331.4

Cumulative Gap               $ 339.7   $ 381.1   $ 295.9    $  331.4   $  474.6   $ 331.4
Cumulative Gap as a %
     of  Total Assets          3.02%     3.39%      2.63%      2.95%      4.22%     2.95%

* Loan amortization/repricing over/(under) debt maturities

CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of total assets. CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the periods listed in the above table. At August 31, 1998, CFC had $470.6 in fixed rate assets amortizing or repricing and $130.9 in fixed rate liabilities maturing during the remainder of fiscal year 1999. The difference, $339.7, represents the amount of CFC's assets that are not considered match-funded as to interest rate. CFC's difference of $339.7 at August 31, 1998 represents 3.02% of total assets.

Variable rate loans are repriced monthly and are funded with variable rate liabilities that are also priced monthly and as such are considered to be match-funded with respect to interest rate.

At August 31, 1998 and May 31, 1998, CFC was a party to interest rate exchange agreements totaling $1,297.1 and $753.7, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly-rated financial institutions. CFC was using interest rate exchange agreements to fix the interest rate on $797.1 and $603.7 of its variable rate commercial paper at August 31, 1998 and May 31, 1998, respectively. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $150.0 of Collateral Trust Bonds were issued and CFC's variable commercial paper rate. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

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

CFC is in the process of reviewing non Information Technology equipment and systems for year 2000 compliance. At this time, CFC is uncertain as to the extent of the year 2000 problem related to this equipment. The problems caused by non-compliance of this equipment are expected to be minor in nature and not expected to impact operations.

CFC does not anticipate that problems related to the year 2000 will significantly impact internal operations. However, CFC depends on the federal wire system to advance loan funds and to collect debt service payments on loans. CFC also depends on the capital markets for the bulk of its loan funding. Serious disruptions in these areas could also impact CFC. In addition, the borrowers' ability to make debt service payments to CFC are dependent on their ability to generate and deliver electric power and to deliver telecommunications services to their customers. Disruptions to these services could impact the borrowers' ability to make debt service payments to CFC. Factors mitigating the potential impact of service disruptions include:
(i) borrowers have cash balances and the ability to draw down on lines of credit to temporarily cover debt service payments, (ii) electric power was generated and transmitted to customers prior to the present level of computer automation, thus manual operation of plants and distribution systems is possible and (iii) CFC maintains a revolving credit facility and bank lines of credit, which could be drawn upon to meet debt obligations in the event that borrowers experience temporary difficulty in making their debt service payments.

At this time, CFC can not estimate the potential impact of year 2000 related problems on its electric and telecommunications borrowers. CFC will be requiring its borrowers to provide details of their compliance effort in the officers' certificate due for the year ended December 31, 1998. Once these certificates have been collected, CFC will be able to make a better assessment of its borrowers' remediation efforts and potential impacts to operations.

CFC is currently working on contingency plans, automated and manual, for each of its internal systems.

Part II


Item 1, Legal Proceedings.
		None.

Item 2, Changes in Securities.
		None.

Item 3, Defaults upon Senior Securities.
		None.

Item 4, Submission of Matters to a Vote of Security Holders.
		None.

Item 5, Other Information.
		None.

Item 6,

	A.  Exhibits

				27  - Financial Data Schedules.



	B.  Reports on Form 8-K.

	Item 7 on June 22, 1998 - An amendment to the Agency Agreement relating to the distribution of the Company's Medium-Term Notes, Series C, within the United States.

	Item 7 on August 28, 1998 - Form of Global Certificate for the 7.375% Quarterly Income Capital Securities.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		NATIONAL RURAL UTILITIES
                COOPERATIVE FINANCE CORPORATION






                   /s/  Steven L. Lilly
                  Chief Financial Officer

October 9, 1998



                  /s/  Steven L Slepian
                 Controller (Principal Accounting Officer)

October 9, 1998