Form 10-Q
period 1998-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1999-01-14
CIK 70502

                                         FORM 10-Q


                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended November 30, 1998

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

                    (Dollar Amounts In Thousands)


                           A S S E T S



                                              (Unaudited)
                                       November  30, 1998   May 31, 1998

Cash  and Cash Equivalents                $     95,425     $     65,274

Debt Service Investments                        22,969           22,969

Loans To Members, net                       11,776,239       10,329,345

Receivables                                    123,279          112,317

Fixed Assets, net                               27,895           25,062

Debt Service Reserve Funds                     103,489          103,489

Other Assets                                    34,547           24,432

        Total Assets                      $ 12,183,843     $ 10,682,888

The accompanying notes are an integral part of these combined financial statements.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                       COMBINED BALANCE SHEETS

                    (Dollar Amounts In Thousands)


	L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


                                                 (Unaudited)
                                           November 30, 1998    May 31, 1998

Notes Payable, due within one year  		$  4,363,734	$  3,848,229

Accounts Payable                                      23,055          26,750

Accrued Interest Payable                              88,078          68,497

Long-Term Debt                                     5,772,119       5,024,621

Other Liabilities                                     13,430           6,347

Quarterly Income Capital Securities                  400,000         200,000

Members' Subordinated Certificates:
   Membership subscription certificates              644,817         644,817
   Loan & guarantee certificates                     620,856         584,349

   Total Members' Subordinated Certificates        1,265,673       1,229,166

Members' Equity                                      257,754         279,278

    Total Members' Subordinated Certificates &
          Members' Equity                          1,523,427       1,508,444

        Total Liabilities and Members' Equity    $12,183,843     $10,682,888

The accompanying notes are an integral part of these combined financial statements.

                                                            (UNAUDITED)

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

        COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

                    (Dollar Amounts in Thousands)

    For the Quarters And Six Months Ended November 30, 1998 and 1997

                                       Quarters Ended      Six Months Ended
                                        November 30,         November 30,
                                    1998         1997     1998        1997
Operating Income-
Interest on loans to members     $192,238      $153,995  $372,381   $304,472
Less-cost of funds                158,398       130,627   310,367    258,406

        Gross operating margin     33,840        23,368    62,014     46,066

Expenses:
   General and administrative       6,053         5,146    11,593     10,475
   Provision for loan losses        9,894         3,565    15,780     11,815

         Total expenses            15,947         8,711    27,373     22,290

        Operating margin           17,893        14,657    34,641     23,776

Nonoperating Income                   337           435     1,082      1,027
Gain on Sale of Land                    -             -         -      4,939

Net Margins                      $ 18,230      $ 15,092  $ 35,723   $ 29,742

The accompanying notes are an integral part of these combined financial statements.

                                                            (UNAUDITED)

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

           COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                      (Dollar Amounts in Thousands)

             For the Quarters Ended November 30, 1998 and 1997


                                                                           Patronage Capital
                                                                               Allocated
                                                       Educa-      Unal-    General
                                           Member-     tional    located    Reserve
                                   Total    ships       Fund      Margins    Fund     Other
Quarter Ended November 30, 1998
   Balance at August 31, 1998    $239,956  $ 1,504     $  635    $19,782    $  500    $217,535
   Retirement of patronage
   capital                           (237)       -          -          -         -        (237)
   Net Margins                     18,230        -          -     18,230         -           -
   Other                             (195)      12       (207)         -         -           -
Balance at November 30, 1998     $257,754  $ 1,516     $  428    $38,012    $  500    $217,298

Quarter Ended November 30, 1997
   Balance at August 31, 1997    $234,826  $ 1,479     $  661    $16,939    $  381    $215,366
   Retirement of patronage capital      -        -          -          -         -           -
   Net Margins                     15,092        -          -     15,092         -           -
   Other                                2       12        (10)         -         -           -
Balance at November 30, 1997     $249,920  $ 1,491     $  651    $32,031    $  381    $215,366

The accompanying notes are an integral part of these combined financial statements.

                                                            (UNAUDITED)

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

          COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                       (Dollar Amounts in Thousands)
    For the Six Months Ended November 30, 1998 and November 30, 1997

                                                                                Patronage Capital
                                                                                     Allocated
                                                         Educa-        Unal-    General
                                            Member-      tional       located   Reserve
                                  Total     ships         Fund        Margins    Fund       Other
Six Months Ended
  November 30, 1998
    Balance at May 31, 1998     $279,278   $  1,491    $    676     $  2,289  $    500     $274,322
    Retirement of
      patronage capital          (57,601)         -           -            -         -      (57,601)
    Net Margins                   35,723          -           -       35,723         -            -
    Other                            354         25        (248)           -         -          577
Balance at November 30, 1998    $257,754   $  1,516    $    428     $ 38,012  $    500     $217,298

Six Months Ended November 30, 1997
    Balance at May 31, 1997     $271,594   $  1,470    $    596     $  2,289  $    504     $266,735
    Retirement of
      patronage capital          (52,715)         -           -            -      (123)     (52,592)
    Net Margins                   29,742          -           -       29,742         -            -
    Other                          1,299         21          55            -         -        1,223
Balance at November 30, 1997    $249,920   $  1,491    $    651     $ 32,031  $    381     $215,366


The accompanying notes are an integral part of these combined financial statements.

                                                            (UNAUDITED)

	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                  COMBINED STATEMENTS OF CASH FLOWS

                    (Dollar Amounts In Thousands)

         For the Six Months Ended November 30, 1998 and  1997

                                            1998            1997
Cash Flows From Operating Activities:
Net margins                           $   35,723      $   29,742
Add (deduct):
  Provision for loan losses               15,780          11,815
  Depreciation                               745             693
  Amortization of deferred income         (3,106)           (799)
  Amortization of issuance costs and
   deferred charges                        1,609             946
  Gain on sale of land                         -          (4,939)
  Receivables                             (7,476)         (4,289)
  Accounts payable                        (3,695)          1,731
  Accrued interest payable                19,581           8,771
  Other                                   (8,659)         (4,998)

   Net cash flows provided by
    operating activities                  50,502          38,673

Cash Flows From Investing Activities:
  Advances made on loans              (4,841,299)     (2,327,549)
  Principal collected on loans         3,378,625       1,663,664
  Proceeds from sale of land                   -          13,235
  Investments in fixed assets             (3,578)           (153)

   Net cash flows used in
     investing activities             (1,466,252)       (650,803)

Cash Flows From Financing Activities:
  Notes payable, net                    (336,919)        275,588
  Debt Service Investments, net                -         (75,000)
  Proceeds from issuance of
   long-term debt                      1,771,900         561,614
  Payments for retirement of
   long-term debt                       (171,118)       (181,707)
  Proceeds from issuance of
   Quarterly Income Capital Securities   200,000          75,000
  Proceeds from issuance of
   Members' Subordinated Certificates     39,725          10,315
  Payments for retirement of
   Members' Subordinated Certificates     (6,702)         (1,077)
  Payments for retirement of
   Patronage Capital                     (50,985)        (47,771)

   Net cash flows provided by
    financing activities               1,445,901         616,962

Net Cash Flows                            30,151           4,832
Beginning Cash and Cash Equivalents       65,274          50,011

Ending Cash and Cash Equivalents      $   95,425      $   54,843

Supplemental Disclosure of
 Cash Flow Information:
Cash paid for Interest Expense        $  292,612      $  253,253


The accompanying notes are an integral part of these combined financial statements.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

           Notes to Combined Financial Statements

1.	General Information

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

CFC's 1,063 members as of November 30, 1998, included 911 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 74 service members and 78 associate members. The Utility Members included 843 distribution systems and 68 generation and transmission systems operating in 47 states and U.S. territories.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of November 30, 1998, RTFC had 507 members other than CFC. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of loans guaranteed by the Rural Utilities Service ("RUS"). GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had four members other than CFC at November 30, 1998. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons. In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of November 30, 1998 and May 31, 1998, and the combined results of operations, cash flows and changes in members' equity for the quarters and six months ended November 30, 1998 and 1997.

CFC has no components of other comprehensive income, as defined by the Financial Accounting Standards Board, to report for the quarters and six months ended November 30, 1998 and 1997. Therefore, no adjustment was required to the combined statements of income, expenses and net margins or to the combined statements of changes in members' equity.

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

Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC and GFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of November 30, 1998, CFC had committed to lend RTFC up to $4.5 billion to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $2,919.7 million and $2,233.0 million as of November 30, 1998 and May 31, 1998, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

                                                    (Unaudited)
                                                  At November 30,    At May 31,
(Dollar Amounts In Thousands)                           1998            1998

 Outstanding loans to members and their affiliates   $2,143,822      $1,574,900
 Total assets                                         2,297,451       1,695,231
 Notes payable to CFC                                 2,123,472       1,563,094
 Total liabilities                                    2,151,021       1,581,268
 Members' Equity and Subordinated Certificates          146,430         113,963

                                                           (Unaudited)
                                          For the Six Months Ended November 30,
(Dollar Amounts In Thousands)                           1998            1997

 Operating income                                       $64,142         $40,244
 Net margin                                               1,982           1,512

Summary financial information relating to GFC is presented below:
                                                    (Unaudited)
                                                  At November 30,    At May 31,
(Dollar Amounts In Thousands)                           1998            1998

 Outstanding loans to members                          $130,940        $133,195
 Total assets                                           132,921         135,761
 Notes payable to CFC                                   130,940         133,195
 Total liabilities                                      132,471         135,430
 Members' Equity                                            450             331

                                                           (Unaudited)
                                          For the Six Months Ended November 30,
(Dollar Amounts In Thousands)                           1998            1997

Operating income                                         $4,058          $4,264
Net margin                                                  378             411

Unless stated otherwise, references to CFC relate to CFC, RTFC and GFC on a combined basis.

2. 	Debt Service Account

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

On February 15, 1994, CFC completed a new Collateral Trust Bond Indenture ("1994 Indenture") with First Bank National Association as trustee. This indenture does not require the maintenance of a debt service account. All Collateral Trust Bonds issued since that date and all future Collateral Trust Bonds will be issued under the 1994 Indenture.

3.	Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of November 30, 1998 and May 31, 1998, mortgage notes representing approximately $2,712.4 million and $1,930.9 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure Collateral Trust Bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement (See Note 6), CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding.

Collateral Trust Bonds outstanding at November 30, 1998 and May 31, 1998 were $2,596.7 million and $1,897.7 million, respectively.

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

Activity in the allowance account is summarized as follows for the six months ended November 30, 1998 and the year ended May 31, 1998.

                                          November 30,   May 31,
(Dollar Amounts in Thousands)                1998          1998

Beginning Balance                          $250,131      $233,208
Provision for loan losses                    15,780        19,027
Charge-offs, net of recoveries               (1,884)       (2,104)
Ending Balance                             $264,027      $250,131

Total Loan Loss Allowance
   As a Percentage of:

Total Loans                                    2.19%         2.36%
Total Loans and Guarantees                     1.88%         1.98%
Total Nonperforming and Restructured Loans    79.46%        74.98%

5.  	Members' Subordinated Certificates

Members' Subordinated Certificates are subordinated obligations purchased by members as a condition of membership and in connection with CFC's extension of long-term loans and guarantees. Those issued as a condition of membership (Subscription Capital Term Certificates) generally mature 100 years from issuance date and bear interest at 5% per annum. Those issued as a condition of receiving a loan or guarantee generally either mature 46 to 50 years from issuance or amortize proportionately based on the principal balance of the credit extended, and either are non-interest bearing or bear interest at varying rates.

The proceeds from certain non-interest bearing Subordinated Certificates issued in connection with CFC's guarantees of tax-exempt bonds are pledged by CFC to the debt service reserve fund established in connection with the bond issue, and any earnings from the investment of the fund inure solely to the benefit of the member.

6.	Credit Arrangements

As of November 30, 1998, CFC had three revolving credit agreements totaling $4,792.5 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, CFC's guaranteed commercial paper issued by the National Cooperative Services Corporation ("NCSC") and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and is standby purchaser for the benefit of its members.

Two of these agreements are with 53 banks, with J.P. Morgan Securities Inc. and The Bank of Nova Scotia as Co-Syndication Agents, and Morgan Guaranty
Trust Company of New York as Administrative Agent.   Under the five-year
agreement, executed in November 1996, CFC can borrow up to $2,402.5 million until November 26, 2001. On November 24, 1998, the 364-day agreement was renewed with J.P. Morgan Securities Inc. and The Bank of Nova Scotia as Co-Lead Arrangers and Co-Syndication Agents, Morgan Guaranty Trust Company of New York as Administrative Agent, and Nationsbank, N.A. and the First National Bank of Chicago as Co-Documentation Agents. Under this 364-day agreement, CFC can borrow up to $1,940.0 million until November 23, 1999.
Any amounts outstanding under these facilities will be due on the respective maturity dates.

A third revolving credit agreement for $450.0 million was executed on November 25, 1998 with nine banks, including the Bank of Nova Scotia as Lead Arranger and Administrative Agent (the "BNS facility") and the Chase Manhattan Bank, N.A. as Documentation Agent. This agreement has a 364-day revolving credit period which terminates November 24, 1999 during which CFC can borrow and such borrowings may be converted to a 1-year term loan at the end of the revolving credit period.

In connection with the five-year facility, CFC pays a per annum facility fee of .090 of 1%. The per annum facility fee for both agreements with a 364-day maturity is .085 of 1%. There is no commitment fee for any of the revolving credit facilities. If CFC's long-term ratings decline, the facility fees may be increased by no more than .035 of 1%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,356.7 million at May 31, 1998 (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity, Members' Subordinated Certificates and Quarterly Income Capital Securities and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of November 30, 1998 and May 31, 1998,
CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the five year facility, at November 30, 1998 and May 31, 1998, CFC classified $2,402.5 million and $2,345.0 million, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,402.5 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions herein.

7.	Unadvanced Loan Commitments

As of November 30, 1998 and May 31, 1998, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

(Dollar Amounts In Thousands)       November 30, 1998  May 31, 1998
Long-term                              $  5,462,949     $3,747,542
Intermediate-term                           528,260        412,035
Short-term                                4,210,412      4,022,649
Telecommunications                          775,890        663,018
    Total unadvanced loan commitments  $ 10,977,511     $8,845,244

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

CFC patronage capital in the amount of $57.4 million was retired in August 1998, representing 70% of the allocation for fiscal year 1998 and one-sixth of the total allocations for fiscal years 1988, 1989 and 1990. The $57.4 million includes $6.4 million retired to RTFC. GFC retired patronage capital in September 1998 in the amount of $0.2 million representing 100% of the allocation for fiscal year 1998. RTFC will retire 70% of their fiscal year 1998 allocation later this fiscal year. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's, RTFC's and GFC's Board of Directors with due regard for CFC's, RTFC's and GFC's financial condition.

9. 	Guarantees

As of November 30, 1998 and May 31, 1998, CFC had guaranteed the following contractual obligations of its members:

(Dollar Amounts In Thousands)                November 30, 1998     May 31, 1998
Long-term tax-exempt bonds (A)                   $1,132,655         $1,148,500
Debt portions of leveraged lease transactions (B)   431,893            437,175
Indemnifications of tax benefit transfers (C)       298,623            312,771
Other guarantees (D)                                149,503            136,048
    Total guarantees                             $2,012,674         $2,034,494

(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $1,004.3 million and $1,017.8 million as of November 30, 1998 and May 31, 1998, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

(B) CFC has unconditionally guaranteed the repayment of debt raised by NCSC for leveraged lease transactions.

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease.

(D) At November 30, 1998 and May 31, 1998, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $49.2 million and $39.0 million, respectively.

10.	Derivative Financial Instruments

At November 30, 1998 and May 31, 1998, CFC was a party to interest rate exchange agreements with notional amounts totaling $2,212.5 million and $753.7 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. At November 30, 1998 and May 31, 1998, CFC was using interest rate exchange agreements to fix the interest rate on $1,287.5 million and $603.7 million, respectively, of its variable rate commercial paper. At November 30, 1998 and May 31, 1998, CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $750.0 million and $150.0 million of Collateral Trust Bonds and Medium-Term Notes were issued and CFC's variable commercial paper rate. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

The following table lists the notional principal amounts of CFC's interest rate exchange agreements at November 30, 1998 and May 31, 1998:

                                       Notional                                               Notional
                                   Principal Amount                                       Principal Amount
        Maturity Date      November 30, 1998    May 31, 1998   Maturity Date      November 30, 1998       May 31, 1998
                                               (Dollar Amounts in Thousands)

        June 1999       (1)     $  50,000       $       -      September 2003  (3)        16,600               -
        September 1999  (2)        75,000               -      September 2003  (3)        17,845               -
        September 1999  (2)        75,000               -      September 2003  (3)        28,000               -
        September 1999  (2)        75,000               -      September 2003  (3)        28,785               -
        September 1999  (2)        75,000               -      October 2003    (3)        32,533               -
        November 1999   (2)        50,000          50,000      October 2003    (3)        32,533               -
        November 1999   (2)        50,000          50,000      October 2003    (3)        25,480               -
        November 1999   (2)        50,000          50,000      September 2004  (3)        17,650               -
        November 1999   (2)        75,000               -      October 2004    (3)        38,000          40,700
        November 1999   (2)        75,000               -      November 2004   (3)        61,000               -
        November 1999   (2)        75,000               -      November 2004   (3)        61,000               -
        November 1999   (2)        75,000               -      January 2005    (3)         8,000           8,000
        January 2000    (3)        52,851          52,851      April 2006      (3)        25,000          25,000
        September 2000  (3)         7,450               -      April 2006      (3)        25,000          25,000
        September 2000  (3)        13,355               -      April 2006      (3)        25,000          25,000
        October 2000    (3)        20,000               -      April 2006      (3)        25,000          25,000
        January 2001    (3)        42,749          42,749      January 2008    (3)        14,000          14,000
        February 2001   (3)        75,000          75,000      July 2008       (3)        40,400               -
        February 2001   (3)        75,000          75,000      September 2008  (3)        10,425               -
        February 2001   (3)        75,000          75,000      September 2008  (3)        26,235               -
        February 2001   (3)        75,000          75,000      September 2008  (3)        10,300               -
        September 2001  (3)        34,810               -      September 2008  (3)        20,600               -
        January 2003    (3)        10,000          10,000      October 2008    (3)        33,512               -
        January 2003    (3)        12,375          12,375      January 2012    (3)        13,000          13,000
        June 2003       (3)        48,000               -      February 2012   (3)        10,000          10,000
        August 2003     (3)        25,000               -      June 2018       (1)         5,000               -
        August 2003     (3)        25,000               -      September 2028  (1)        60,000               -
        August 2003     (3)        50,000               -      September 2028  (1)        60,000               -
                                                               Total                  $2,212,488        $753,675

(1) Under these agreements, CFC pays a variable rate of interest and receives fixed rate of interest.
(2) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(3) Under these agreements, CFC pays a fixed rate of interest and receives interest based on a variable rate.

CFC does not value the interest rate exchange agreements on its balance sheet, but rather values the underlying hedged debt instruments at historical cost. All amounts that CFC pays and receives related to the interest rate exchange agreements and the underlying hedged debt instruments are included in CFC's cost of funding for the period. In all interest rate exchange agreements, CFC receives the amount required to service the debt outstanding to its investors, from the counter party to the agreement. The estimated fair value of CFC's interest rate exchange agreements is presented in the footnotes to the financial statements of CFC's Form 10-K for the year ended May 31, 1998.

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

During the six months ended November 30, 1998, CFC has issued Commercial Paper to European investors in foreign currencies. The following chart provides details of the foreign currency swaps that CFC has outstanding at November 30, 1998:

   Type of
   Debt (1)     Date          US Dollars     Foreign Currency (2)    Rate
   CP  Issue    Sep 28, 1998  33,372,370.77  55,431,507,851  ITL     1,661.00
       Maturity Dec 14, 1998  33,755,681.24  56,000,000,000  ITL     1,658.98

   CP  Issue    Nov  5, 1998   3,725,793.82    5,975,611.58  AUD     0.6235
       Maturity Dec  7, 1998   3,742,800.00    6,000,000.00  AUD     0.6238

(1)  CP - CFC Commercial Paper
(2)  ITL - Italian Lira,  AUD - Australian Dollars

CFC enters into a swap to sell the amount of foreign currency received from the investor on the issuance date. At the same time, CFC enters into a swap to buy the amount required to repay the investor principal and interest due on the maturity date. CFC locks in the total cost related to the Commercial Paper note by entering into a swap for the amount of foreign currency due at maturity on the issuance date. By locking in the exchange rates, CFC has eliminated the possibility of any gain or loss by holding the foreign currency until maturity or entering into a swap at the maturity date. CFC includes the difference between the amount of US Dollars received at issuance and the amount of US Dollars required to purchase the foreign currency at maturity as interest expense.

Principal and interest is paid at maturity, which will range from 1 day to 270 days on CFC Commercial Paper investments. CFC will only issue in a foreign currency if the cost of issuance and related foreign currency swaps is less than the cost of issuing similar debt in the US.

11.	Contingencies

(A) At November 30, 1998 and May 31, 1998, nonperforming loans in the amount of $1.8 million and $4.1 million, respectively, and restructured loans in the amount of $330.5 million and $329.5 million, respectively, were on a nonaccrual basis with respect to interest income. CFC elected to apply all payments received against principal outstanding on all nonperforming and restructured loans at both dates.

(B) CFC classified $332.3 million and $333.6 million of the amount described in footnote 11(A) as impaired with respect to the provisions of FASB Statements No. 114 and 118 at November 30, 1998 and May 31, 1998, respectively. CFC had allocated $135.0 million of the loan loss allowance for such impaired loans. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.
CFC recognized no interest income on loans classified as impaired during the six months ended November 30, 1998. All payments received were applied as a reduction of principal. The average recorded investment in impaired loans for the six months ended November 30, 1998 was $332.3 million compared to $345.3 million for the year ended May 31, 1998.

(C) On December 31, 1996 the Wabash Valley Power Association ("WVPA") plan of reorganization became effective. Under the plan, CFC received a $4.9 million cash payment and offset $9.9 million of WVPA's investments in CFC commercial paper and Subordinated Certificates, for a total of $14.8 million. CFC also received a combination of secured and unsecured promissory notes bearing interest at market rates totaling $13.4 million, bringing the total received by CFC to $28.2 million. CFC applied the cash and offsets against the $17.7 million nonperforming loan to Wabash, reducing the balance to $2.9 million at February 28, 1998. WVPA is current with respect to amounts due on the notes. In April 1998, CFC received a payment of $0.7 million from Wabash as its share of the proceeds from the sale of assets. In September 1998, CFC wrote off the remaining $2.2 million of the loan outstanding to Wabash against the loan loss reserve.

CFC and RUS are negotiating a settlement on the amount of true-up payments under a separate agreement entered into in May 1988. This agreement provides for CFC and RUS to allocate between them all post-petition, pre-confirmation payments made by WVPA to CFC on debt secured by a mortgage under which CFC and RUS were co-mortgagees in proportion to the respective amounts of debt secured. CFC anticipates making a payment to RUS under this agreement. At November 30, 1998, CFC has a deferred gain of $8.2 million. This gain will be used to offset a portion of any true-up payment that is made to RUS.

(D) Deseret Generation & Transmission Co-operative ("Deseret") is a power supply member of CFC located in Utah. Deseret operates the Bonanza generating plant ("Bonanza") and owns a 25% interest in the Hunter generating plant along with a system of transmission lines. Deseret also owns and operates a coal mine, through its Blue Mountain Energy subsidiary. In the 1980's, NCSC issued debt, guaranteed by CFC, related to the Bonanza plant and the coal mine operation. Due to large anticipated demands for electricity, the Bonanza site was designed for two plants and Deseret built the infrastructure to support two plants (only one plant has been built to date). When the large increases in demand never materialized, Deseret was unable to make the debt payment obligations on the Bonanza plant and debt service payments to RUS. NCSC transferred to CFC all of its rights as a creditor on the obligations guaranteed by CFC.

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

Riverside has also filed a complaint with the Federal Energy Regulatory Commission ("FERC"). A FERC mandated period for settlement discussions ended on January 4, 1999, with no agreement between the parties. All parties will now enter into a discovery period with a hearing before an administrative law judge scheduled for May 25, 1999. The administrative law judge is expected to render a decision by October 1, 1999, with a decision by the FERC anticipated by October 2000.
Pursuant to Section 206(b) of the Federal Power Act, the refund effective date is November 2, 1997.

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

Anaheim has also filed a complaint with the FERC. During the settlement discussion period that ended January 4, 1999, Deseret and Anaheim have agreed on the terms of a settlement of the FERC and civil actions. As part of the settlement, the rate paid and capacity taken by Anaheim will be adjusted slightly from the original contract terms and Anaheim has agreed to purchase an additional 20 MW from Deseret at current market rates. The settlement will not significantly impact the revenue received by Deseret over the life of the contract. The existing Power Sale Agreement requires Deseret to supply up to 40MW to Anaheim through December 31, 2004.

At November 30, 1998 and May 31, 1998, CFC had the following exposure to
Deseret:

(Dollar Amounts In Millions)     November 30, 1998      May 31, 1998

Loans outstanding (1)                   $330.5              $329.5

Guarantees outstanding:
       Tax-exempt bonds                    4.1                 4.1
       Mine equipment leases              51.9                54.1
       Bonanza plant lease               255.1               258.0
       Total Guarantees                  311.1               316.2

       Total Exposure                   $641.6              $645.7

(1) From January 1, 1989 through November 30, 1998, CFC has funded a total of $187.5 million in cashflow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC. All cashflow shortfalls funded by CFC represent an increase to loans outstanding and also represent a decrease to the principal amount of the obligations guaranteed by CFC.

Subsequent to the end of the quarter, on December 4, 1998, CFC, Deseret, the Deseret member systems, and all other parties involved in the ongoing litigation entered into a settlement arrangement. The arrangement includes the following terms and conditions:
* a payment of $94 million was made to the owner of the Bonanza generating plant ($80.0 million from the guarantor of the equity portion of the lease payments, $10.4 million from CFC and $3.6 million from Deseret)
* the transfer of ownership of the plant to Deseret,
* dismissal of the foreclosure action as well as all cross and counter claims,
* the previous plant owner dropped all claims related to the tax indemnification agreement,
* the ORA between CFC and Deseret remains substantially intact,
* a portion of the ORA payments from 2020 to 2025 will be shared with the party that had guaranteed the equity portion of the lease payments,
* Deseret will be required to make additional payments based on excess cashflow to the same party for the years 2026 to 2031, up to a maximum of $439 million,
* as a result of the transfer of plant ownership, the 9.375% Bonanza Secured Lease Obligation Bonds were redeemed on December 14, 1998.

On December 4, 1998, CFC deposited $265.9 million with the bond trustee as a requirement for redeeming the bonds on December 14, 1998. The amount deposited represents the outstanding principal balance of $255.1 million and $10.8 million of interest for the period July 3, 1998 through December 14, 1998.

On December 14, 1998, CFC effected the redemption of the Bonanza Secured
Lease Obligation Bonds. The amount advanced to redeem the bonds, $265.9 million becomes part of the outstanding loan balance to Deseret and is secured by CFC's mortgage claim on all of Deseret's assets and future revenues. This amount will be repaid through the annual ORA minimum and excess cashflow payments Deseret is required to make to CFC through December 31, 2025.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

12.	Loans Guaranteed by RUS

At November 30, 1998 and May 31, 1998, CFC held $130.9 million and $133.2 million, respectively, in Trust Certificates related to the refinancing of Federal Financing Bank loans. These Trust Certificates are supported by payments from certain CFC power supply members whose payments are guaranteed by RUS.

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

Changes in Financial Condition

During the six months ended November 30, 1998, CFC's total assets increased by $1,500.9 or 14.1% to $12,183.8 from $10,682.9 at May 31, 1998, primarily due to an increase in net loans outstanding. At November 30, 1998, loans outstanding were $12,040.3 an increase of $1,460.8 or 13.8% over the prior year end. The loan loss reserve balance was $264.0, an increase of $13.9 or 5.6% over the prior year end. These two items result in the net loan increase on the balance sheet of $1,446.9 for the six months ended November 30, 1998. Loans outstanding to electric member systems totaled $9,828.6, an increase of $888.9 or 9.9% over the prior year end. Loans outstanding to telecommunications systems totaled $2,143.8, an increase of $568.9 or 36.1% over the prior year end. Loans outstanding to associate member systems totaled $67.9, an increase of $3.0 over the prior year end.

The increase in loans outstanding to electric member systems was primarily due to CFC's 100% distribution system borrowers advancing the long-term financing required to complete their construction work plans. The number of 100% borrowers is continuing to grow as more borrowers repay their RUS debt and finance all of their debt requirements with CFC. In addition, CFC advanced approximately $251 to distribution systems for the purpose of repaying RUS debt. CFC also advanced about $170 to two systems for the acquisition of electric and propane gas assets. During the six months ended November 30, 1998, the above items contributed to an increase of $1,047.6 in long-term loans outstanding to electric system members.

The increase in loans outstanding to telecommunications borrowers during the six months ended November 30, 1998 was due to a number of factors. CFC continues to finance the upgrade and expansion of traditional telecommunications plant. The Telecommunications Act of 1996 has provided opportunities for rural telephone systems to compete with incumbent carriers serving adjacent communities, giving rise to "competitive local exchange carrier" (CLEC) ventures. CFC telecommunications borrowers have used CFC loans to refinance debt with other lenders, acquire facilities from other carriers and to offer diversified services to their customers. The major area of diversification has been "personal communications services" (PCS), which is a digital wireless communications technology with a wide range of applications. Also contributing to the increase is a 30% increase to CFC lending and legal staffing in the telecommunications program over the last twelve months.

Net loans to members represented 97% of total assets at November 30, 1998 and May 31, 1998. Long-term loans represented 90.3% of gross loans at November 30, 1998 and 87% at May 31, 1998. Fixed rate loans represented 60% of gross loans at November 30, 1998 and 46% at May 31, 1998, while the remaining loans carry a variable rate that may be adjusted monthly or semi-monthly. During the six months ended November 30, 1998, CFC's members converted $1,221.1 of long-term variable loans to long-term fixed rate loans. During the same period, $0.9 of long-term fixed rate loans were converted to long-term variable rate loans, resulting in a net conversion of $1,220.2 from a variable interest rate to a fixed interest rate. CFC expects its members to continue to take advantage of the current low interest rate environment through advancing loans at fixed rates, selecting new fixed rates at repricing dates and converting from variable rates to fixed rates.

At November 30, 1998, $951.5 or 7.9% of gross loans were unsecured, compared to $1,201.1 or 11.4% at May 31, 1998. The $951.5 of unsecured loans at November 30, 1998 included $127.2 of temporarily unsecured loans for RUS note buyouts. Once CFC has advanced the full amount required to buyout RUS, the loan will be secured by all assets and future revenues of the borrower. At November 30, 1998, the unsecured loans, excluding the temporarily unsecured loans, were 6.9% of gross loans. All other loans were secured pro-rata with other lenders (primarily RUS), by all assets and future revenues of the borrower.

At November 30, 1998, CFC had provided $2,012.7 in guarantees, a decrease of $21.8 from the $2,034.5 at May 31, 1998. The decrease to guarantees was due to regularly scheduled principal payments. These guarantees relate primarily to tax-exempt financed pollution control equipment and to leveraged lease transactions for plant and equipment. All guarantees are secured on a pro-rata basis with other creditors on all assets and future revenues of the borrower or by the underlying financed assets.

In fiscal year 1998, CFC extended pre-approved financing to many of its distribution system members through the Power Vision program. Under this program, CFC evaluated many of its distribution system members to determine the total amount of financing that the system could support, based on CFC's underwriting criteria. The existing amount of financing the distribution system had outstanding to CFC and other lenders was subtracted from the total to determine the additional amount the system was eligible to borrow from CFC. CFC prepared all of the loan documents and board resolutions and forwarded them to the coop with a notice that the system had been pre-approved for indicated amount of financing from CFC. This program has been very popular with CFC's distribution members and has been the primary reason behind the large increase to unadvanced loan commitments. At November 30, 1998, CFC had unadvanced loan commitments of $10,977.5, an increase of $2,132.3 from the $8,845.2 committed at May 31, 1998. Most unadvanced loan commitments contain a material adverse change clause that would relieve CFC from its obligation to lend if the borrower's financial condition had changed materially from t he time the loan commitment was approved. About one-half of these commitments are provided for operational back-up liquidity. CFC does not anticipate funding the majority of the commitments outstanding for this purpose.

During the six months ended November 30, 1998, CFC's total liabilities and Members' Equity increased by $1,500.9 or 14.1% to $12,183.8 from $10,682.9 at May 31, 1998. The increase was primarily due to increases of $515.5 to Notes Payable, $747.5 to Long-term Debt, $200.0 to Quarterly Income Capital Securities and $36.5 to Members' Subordinated Certificates offset by a decrease of $21.5 to Members' Equity.

The increase to Notes Payable was due to an increase of $909.9 of Long-term Debt due within one year offset by decreases of $216.9 of commercial paper outstanding, $120.0 of bid notes outstanding and an increase of $57.5 in the amount of commercial paper supported by the revolving credit agreement that is reclassified as Long-term Debt. During the six months ended November 30, 1998, CFC issued $700.0 million of Medium-Term Notes at a variable rate, which resulted in a reduction to the amount of commercial paper and bid notes required. The increase to Long-term Debt was due to the issuance of $699.0 of Collateral Trust Bonds and increases of $900.9 to the outstanding balance of Medium-Term Notes and $57.5 to the amount or commercial paper reclassified as Long-term Debt, offset by the reclassification of $150.0 of Collateral Trust Bonds due in November 1999 and an increase of $759.9 to Medium-Term Notes classified as Notes Payable due within one year. The increase to Members' Subordinated Certificates was due to members' making the required equity certificate purchase as a condition to receiving a loan advance. The decrease to Members' Equity was due to the retirement of patronage capital in August 1998, offset by the year to date net margins.

At November 30, 1998, CFC had a total of $1.8 of loans classified as nonperforming, a decrease of $2.3 from May 31, 1998. The decrease was due to the write-off of $2.2 of loans outstanding to Wabash in September 1998. At November 30, 1998 and May 31, 1998, all nonperforming loans were on a nonaccrual status with respect to the recognition of interest income.

At November 30, 1998, CFC had a total of $330.5 of loans classified as restructured, an increase of $1.0 from May 31, 1998. The restructured loans at both November 30, 1998 and May 31, 1998, were outstanding to Deseret and on a nonaccrual status with respect to the recognition of interest income. The increase to restructured loans outstanding was due to the payments made by CFC on the obligations guaranteed for Deseret exceeding the ORA quarterly payments received in June 1998 and September 1998 by $1.0. In addition to the loans outstanding to Deseret, CFC had $311.1 and $316.2 of guarantees at November 30, 1998 and May 31, 1998, respectively. The decrease to the guarantees is due to the reduction of principal outstanding as a result of the debt service payments made by CFC in July 1998.

At November 30, 1998 CFC classified $332.3 of loans outstanding as impaired with respect to the provisions of FASB Statement No. 114, a decrease of $1.3 from May 31, 1998. CFC did not adjust the amount of the loss reserve allocated to impaired loans during the six months ended November 30, 1998.

Subsequent to the end of the quarter on December 4, 1998, CFC advanced $10.4 to the Bonanza Plant owner trustee as part of the settlement agreement signed on that day. CFC also deposited $265.9 with the Bonanza Secured Lease Obligation Bond trustee. On December 14, 1998, the Bonanza Secured Lease Obligation Bonds were called at par, $255.1 principal amount and $10.8 interest for the period July 3, 1998 to December 14, 1998. The total amount advanced by CFC, $276.3 becomes part of the Deseret loan balance and is secured under CFC's first lien on all of Deseret's assets and future revenues and will be repaid out of the ORA cashflow payments. As of December 14, 1998, the loans outstanding to Deseret increased to $606.8 and the guarantees decreased to $56.0, resulting in a total exposure of $662.8, an increase of $21.2 compared to the total of $641.6 at November 30, 1998.
In addition, the tentative agreement with Anaheim with regard to the FERC and civil actions is not expected to impact Deseret's ability to make the payments required by the ORA.

The allowance for loan losses increased by $13.9 to $264.0 at November 30, 1998 from $250.1 at May 31, 1998. The increase was due to an additional provision of $15.8, and the recovery of $0.3 of amounts previously written off, offset by the write-off of the $2.2 loan to Wabash. The $0.3 recovery was related to the Vermont EC and Vermont G & T settlement. At November 30, 1998, the loan loss allowance represented 2.19% of gross loans, 1.88% of gross loans and guarantees, and 79.88% of restructured loans, compared to 2.36%, 1.98%, and 74.98% at May 31, 1998, respectively. CFC makes regular additions to the allowance for loan losses. These additions are required to maintain the allowance at an adequate level based on the current year to date increase to loans outstanding and the estimated loan growth for the next twelve months. On a quarterly basis, CFC reviews the adequacy of the loan loss allowance and estimates the amount of future provision that will be required to maintain the allowance at an adequate level. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions. As of November 30, 1998, management believes that the allowance for loan losses is adequate to cover any portfolio losses which have occurred or may occur.

Changes in the Results of Operations

CFC's net margins are subject to change as interest rates change. Therefore, CFC uses an interest coverage ratio instead of the dollar amount of gross or net margins as a primary performance indicator. During the six months ended November 30, 1998 and 1997, CFC achieved a Times Interest Earned Ratio (TIER) of 1.12. Management has established a 1.10 TIER as its operating target.

Operating income for the six months ended November 30, 1998, was $372.4, an increase of $67.9 from the prior year period. The increase in operating income was due to a positive volume variance of $74.5 and a negative rate variance of $6.6. Average loans outstanding increased by $1,937.1 and the average yield decreased by 7 basis points from the prior year period. For the six months ended November 30, 1998, average loans outstanding were $11,172.4 and the average yield was 6.65%, compared to average loans outstanding of $9,235.3 and an average yield of 6.58% for the six months ended November 30, 1997. CFC sets the interest rates on its loans to cover the cost of funds, general and administrative expenses, a provision for loan and guarantee losses and a reasonable TIER. As a result, the yield earned on the loan portfolio will move in conjunction with the rates in the capital markets.

CFC's cost of funds for the six months ended November 30, 1998, totaled $310.4, an increase of $52.0 from the prior year. The increase was due to a positive volume variance of $57.6 and a negative rate variance of $5.6. The average interest rate on funds used by CFC at November 30, 1998, was 5.54%, a reduction of 4 basis points from 5.58% for the prior year period. Included in the cost of funds is interest expense on CFC's Subordinated Certificates and other instruments offset by income from the overnight investments of excess cash and the interest earnings on debt service investments.

For the six months ended November 30, 1998 and 1997, general and administrative expenses totaled $11.6 and $10.5, respectively. General and administrative expenses for the six months ended November 30, 1998 represented 21 basis points of average loan volume, which is a decrease of 2 basis points from 23 basis points for the prior year period.

The provision for loan losses for the six months ended November 30, 1998, totaled $15.8 or 28 basis points, compared to the prior year total of $11.8 or 26 basis points. CFC has maintained the provision for loan losses in line with management's assessment of the size and quality of the loan portfolio.

Overall, CFC's net margins for the six months ended November 30, 1998, totaled $35.7, an increase of $6.0 from the prior year period total of $29.7.

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

At November 30, 1998, CFC had $4,792.5 in available bank credit, $2,402.5 of which is available through November 26, 2001, $1,940.0 is available through November 24, 1999 and $450.0 is available through November 23, 1999. As of November 30, 1998, CFC was in compliance with all covenants and conditions to borrowing and there were no amounts outstanding under such agreements.

As of November 30, 1998, CFC had shelf registrations for Medium-Term Notes of $584.5 and $50.0 for Quarterly Income Capital Securities. At November 30, 1998, CFC had used all of its remaining authority related to its Collateral Trust Bond shelf registrations. In addition, CFC had shelf registrations for Euro Medium-Term Notes of $655.0 remaining as of November 30, 1998. Subsequent to the end of the quarter, on December 9, 1998, CFC filed a $1,000.0 shelf registration for Collateral Trust Bonds with the SEC. On December 17, 1998, CFC's $1,000.0 Collateral Trust Bond shelf registration was declared effective by the SEC.

Member invested funds, including the loan loss allowance, at November 30, 1998 and May 31, 1998, were $3,352.5 and $3,194.5 or 27.2% and 29.5% of CFC's total capitalization, respectively (long- and short-term debt outstanding, Members' Certificates and Equity and the loan loss allowance).

CFC's leverage ratio was 6.31 and 6.37 at November 30, 1998 and May 31, 1998, respectively. CFC calculates leverage as the ratio of total assets, less Members' Equity, less Members' Subordinated Certificates, less Quarterly Income Capital Securities, less funding for loans guaranteed by RUS, plus guarantees, divided by the sum of

Members' Equity, Members' Subordinated Certificates and Quarterly Income Capital Securities. CFC's current leverage ratio is well below the limit authorized by its Board of Directors and revolving credit agreements.

The debt to equity ratio was 4.63 and 4.51 at November 30, 1998 and May 31, 1998, respectively. CFC calculates the equity ratio as total assets, less Members' Equity, less Members' Subordinated Certificates, less Quarterly Income Capital Securities, less funding for loans guaranteed by RUS, divided by the sum of Members' Equity, Members' Subordinated Certificates, Quarterly Income Capital Securities and the loan loss reserve. The following chart schedules the maturities of CFC's fixed rate loans and fixed rate funding, including variable rate funding in which the rate has been fixed through interest rate exchange agreements. The chart is a useful tool to identify gaps in the matching of fixed rate loans with fixed rate funds.

                             Interest-Rate Gap Analysis
                             (Fixed Assets/Liabilities)
                              As of  November 30, 1998
                     FY 99  FY 00-01  FY 02-03  FY 04-08  FY 09-18  FY 19+ Total

Assets:
  Loan Amortization
and repricing      $ 454.1 $ 1,089.8 $ 1,317.4 $ 1,981.3 $ 1,632.9 $ 628.7 $7,104.2

Total Assets       $ 454.1 $ 1,089.8 $ 1,317.4 $ 1,981.3 $ 1,632.9 $ 628.7 $7,104.2

Liabilities and Equity:
Long-Term Debt     $ 115.8 $   953.9 $ 1,251.4 $ 1,624.2 $   450.5 $ 850.7 $5,246.5
Subordinated
  Certificates        49.2      12.3      14.5     103.9     950.9     9.6  1,140.4
Equity                   -         -         -         -         -       -        -

Total Liabilities
  and Equity       $ 165.0 $   966.2 $ 1,265.9 $ 1,728.1 $ 1,401.4 $ 860.3 $6,386.9

Gap *              $ 289.1 $   123.6 $    51.5 $   253.2 $   231.5 $(231.6)$  717.3

Cumulative Gap     $ 289.1 $    412.7$    464.2$   717.4 $   948.9 $ 717.3
Cumulative Gap as a %
of  Total Assets     2.37%      3.39%     3.81%    5.89%     7.79%   5.89%

*  Loan amortization/repricing over/(under) debt maturities

CFC is subject to interest rate risk to the extent CFC's loans are subject to interest rate adjustment at different times than the liabilities which fund those assets. Therefore, CFC's interest rate risk management policy involves the close matching of asset and liability repricing terms within a range of 5% of total assets. CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the periods listed in the above table. At November 30, 1998, CFC had $454.1 in fixed rate assets amortizing or repricing and $165.0 in fixed rate liabilities maturing during the remainder of fiscal year 1999. The difference, $289.1, represents the amount of CFC's assets that are not considered match-funded as to interest rate. CFC's difference of $289.1 at November 30, 1998 represents 2.37% of total assets.

Variable rate loans are repriced monthly and are funded with variable rate liabilities that are also priced monthly and as such are considered to be match-funded with respect to interest rate repricings.

At November 30, 1998 and May 31, 1998, CFC was a party to interest rate exchange agreements totaling $2,212.5 and 753.7, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. At both of the above dates, CFC was using interest rate exchange agreements to fix the interest rate on $1,287.5 as of November 30, 1998 and $603.7 as of May 31, 1998 of its variable rate commercial paper. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $750.0 and $150.0 of Collateral Trust Bonds and Medium-Term Notes, respectively, were issued and CFC's variable commercial paper rate. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

At November 30, 1998, CFC was a party to $37.5 in foreign currency exchange agreements. These agreements were related to CFC's sale of Commercial Paper denominated in foreign currencies. At November 30, 1998 CFC had two foreign denominated Commercial Paper notes outstanding, one note for $33.8 denominated in Italian Lira maturing on December 14, 1998 and one note for $3.7 denominated in Australian Dollars maturing on December 7, 1998. When CFC sells a Commercial Paper note denominated in a foreign currency, it will immediately enter into a foreign currency exchange agreement to sell the foreign currency received from the investor and will also enter into a foreign currency exchange agreement to buy the amount of principal and interest due to the investor on maturity. Thus the cost of the note is locked in on the day that the note is sold, eliminating any gain or loss from changes in the foreign currency exchange rates. If at the time of issuance, the all-in cost of issuing the note in a foreign currency is not comparable to the cost of issuing in U.S. dollars, CFC will not sell the foreign denominated note. CFC will also not sell the Commercial Paper in a foreign currency if it is unable to enter into the foreign currency exchange agreements at the time of issuance.

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

CFC has completed steps 1 through 4 for its business critical systems. CFC has upgraded its HP servers with new and more powerful HP servers. The primary reason for the upgrade was that business requirements had exceeded the capacity of the old servers. The new servers, which are year 2000 compliant, came loaded with the newest version of the UNIX operating system, which is also year 2000 compliant. CFC has also received a free upgrade of its data base software, the new version of which is year 2000 compliant. Due to the above actions, CFC's operating system equipment and software is year 2000 compliant. All business applications are currently being tested for functionality on the new server and software. CFC's local area network and NT operating systems are all year 2000 compliant.

CFC has three core business critical applications, a loan accounting system, a treasury system and a customer information system. We have received a compliant version of the loan accounting system from the vendor. The new loan accounting software is in functionality testing and CFC will conduct its own year 2000 testing once the functionality testing has been completed. We have received one compliant module of the treasury system and are waiting for the second module, which is expected by the end of January 1999. Once the second module has been received, the new version of the treasury system will be installed and tested first for functionality and then for year 2000 compliance. The customer information system was developed in house and is believed to be compliant. Compliance testing on the customer information system will be conducted once the functionality testing has been completed.

Each business application owner has developed a test plan and contingency plan. A majority of the other business systems used by CFC have been tested and deemed compliant by CFC. Any systems that have not been tested will be tested soon after the completion of the functionality testing on the new server has been completed. All test plans and results have been documented. The contingency plans will be maintained as part of the over remediation effort documentation.

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

At this time, CFC can not estimate the potential impact of year 2000 related problems on its electric and telecommunications borrowers. CFC will require its borrowers to provide details of their compliance effort in the officers' certificate for the year ended December 31, 1998. The majority of these letters have been mailed at this time. Once the member responses have been collected, CFC will be able to make a better assessment of its borrowers' remediation efforts and potential impacts to operations.

CFC is currently working on contingency plans, automated and manual, for each of its internal systems.

Part II

Item 1, Legal Proceedings.
		None.

Item 2, Changes in Securities.
		None.

Item 3, Defaults upon Senior Securities.
		None.

Item 4, Submission of Matters to a Vote of Security Holders.
		None.

Item 5, Other Information.
		None.

Item 6,

	A.  Exhibits
                4.1 - Amendment to the Revolving Credit Agreement dated as of
                      November 24, 1998 amending and restating the agreement dated as of February 28, 1995, as amended and restated as of November 26, 1996 and Novmber 25, 1997.
                4.2 - Amendment to the Revolving Credit Agreement dated as of
                      November 25, 1998 amending and restating the agreement dated as of April 30, 1996, as amended and restated as of November 27, 1996.
		27  - Financial Data Schedules.
			Revolving Credit Agreements

	B.  Reports on Form 8-K.

		Item 7 on September 25, 1998-Filing Underwriting Agreement for 5.30% Collateral Trust Bonds, due 2003.

                Item 7 on October 7, 1998-Filing of Underwriting Agreement for 5.00% Collateral Trust Bonds, due 2002.

                Item 7 on November 5, 1998-Filing of Underwriting Agreement for 6.55% Collateral Trust Bonds, due 2018 and 5.75% Collateral Trust Bonds, due 2008.

                              Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		NATIONAL RURAL UTILITIES
		COOPERATIVE FINANCE CORPORATION


                   /s/  Angelo M. Salera
                  Acting Chief Financial Officer

                  January 14, 1999


                   /s/  Steven L. Slepian
                  Controller (Principal Accounting Officer)


                  January 14, 1999