Form 10-Q
period 1999-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1999-04-15
CIK 70502

FORM 10-Q


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


     x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended February 28, 1999

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

                        (Dollar Amounts In Thousands)


                                A S S E T S


                                           (Unaudited)
                                        February 28, 1999     May 31, 1998

CASH AND CASH EQUIVALENTS                $       76,095      $      65,274

DEBT SERVICE INVESTMENTS                         26,383             22,969

LOANS TO MEMBERS, NET                        13,061,888         10,329,345

RECEIVABLES                                     150,771            112,317

FIXED ASSETS, NET                                32,908             25,062

DEBT SERVICE RESERVE FUNDS                      103,489            103,489

OTHER ASSETS                                     39,494             24,432

        TOTAL ASSETS                     $   13,491,028      $  10,682,888



         The accompanying notes are an integral part of these combined financial statements.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                          COMBINED BALANCE SHEETS

                      (Dollar Amounts In Thousands)


	L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


                                           (Unaudited)
                                        February 28, 1999     May 31, 1998

NOTES PAYABLE, due within one year       $    4,496,933      $   3,848,229

ACCOUNTS PAYABLE                                 59,612             26,750

ACCRUED INTEREST PAYABLE                        109,357             68,497

LONG-TERM DEBT                                6,896,413          5,024,621

OTHER LIABILITIES                                 4,963              6,347

QUARTERLY INCOME CAPITAL SECURITIES             400,000            200,000

MEMBERS' SUBORDINATED CERTIFICATES:
   Membership subordinated certificates         644,817            644,817
   Loan & guarantee subordinated certificates   600,197            584,349

   Total Members' Subordinated Certificates   1,245,014          1,229,166

MEMBERS' EQUITY                                 278,736            279,278

    Total Members' Subordinated
       Certificates & Members' Equity         1,523,750          1,508,444

              TOTAL LIABILITIES AND
                 MEMBERS' EQUITY         $   13,491,028      $  10,682,888



         The accompanying notes are an integral part of these combined financial statements.

                                                                 (UNAUDITED)
           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

            COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

                        (Dollar Amounts in Thousands)


       For the Quarters And Nine Months Ended February 28, 1999 and 1998



                                                     Quarters Ended            Nine Months Ended
                                                      February  28,               February 28,
                                                    1999       1998             1999       1998
OPERATING INCOME-Interest on loans to members   $ 200,098    $ 161,656       $ 572,479    $ 466,128
Less:  Cost of funds                              172,833      138,040         483,200      396,446

        Gross operating margin                     27,265       23,616          89,279       69,682

EXPENSES:
   General and administrative                       6,525        5,174         18,118        15,649
   Provision for loan losses                            -        3,289         15,780        15,104

         Total expenses                             6,525        8,463         33,898        30,753

        Operating margin                           20,740       15,153         55,381        38,929

NON-OPERATING INCOME                                  251          750          1,333         1,777
GAIN ON SALE OF LAND                                    -            -               -        4,925

NET MARGINS                                     $  20,991    $  15,903       $ 56,714     $  45,631

          The accompanying notes are an integral part of these combined financial statements.

                                                                   (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                        (Dollar Amounts in Thousands)

              For the Quarters Ended February 28, 1999 and 1998
                                                                                           Patronage Capital
                                                                                                   Allocated
                                                                                           General
                                                              Education    Unallocated     Reserve
                                     Total     Memberships       Fund        Margins        Fund           Other
Quarter Ended February 28, 1999
    Balance at November 30, 1998   $ 257,754    $ 1,516      $    428      $  38,012       $   500        $ 217,298
    Net Margins                       20,991          -             -         20,991             -                -
Other                                     (9)         2           (20)             -             -                9
Balance at February 28, 1999       $ 278,736    $ 1,518      $    408      $  59,003       $   500        $ 217,307



Quarter Ended February 28, 1998
    Balance at November 30, 1997   $ 249,920    $ 1,491      $    651      $  32,031       $   381        $ 215,366
    Net Margins                       15,903          -             -         15,903              -             -                -
    Other                               (297)         3          (286)           (14)            -                -
Balance at February 28, 1998       $ 265,526    $ 1,494      $    365      $  47,920       $   381        $ 215,366

           The accompanying notes are an integral part of these combined financial statements.

                                                                   (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

               COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                       (Dollar Amounts in Thousands)

      For the Nine Months Ended February 28, 1999 and February 28, 1998
                                                                                             Patronage Capital
                                                                                                   Allocated
                                                                                               General
                                                                   Education    Unallocated     Reserve
                                         Total      Memberships       Fund        Margins        Fund           Other
			   																							Patronage Capital
Nine Months Ended February 28, 1999
    Balance at May 31, 1998            $ 279,278     $  1,491       $    676      $  2,289      $  500        $  274,322
    Retirement of patronage capital      (57,601)           -              -             -           -           (57,601)
    Net Margins                           56,714            -              -         56,714          -                 -
    Other                                    345           27           (268)            -           -               586
Balance at February 28, 1999           $ 278,736     $  1,518       $    408      $ 59,003      $   500        $ 217,307



Nine Months Ended February 28, 1998
    Balance at May 31, 1997            $ 271,594     $  1,470       $    596      $  2,289      $   504        $ 266,735
    Retirement of patronage capital      (52,715)           -              -             -         (123)         (52,592)
    Net Margins                           45,631            -              -        45,631            -                -
    Other                                  1,016           24           (231)            -            -            1,223
Balance at February 28, 1998           $ 265,526     $  1,494       $    365      $ 47,920      $   381        $ 215,366

           The accompanying notes are an integral part of these combined financial statements.
                                       6


                                                                   (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                     COMBINED STATEMENTS OF CASH FLOWS

                      (Dollar Amounts In Thousands)

            For the Nine Months Ended February 28, 1999 and  1998

                                                                        1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net margins                                                    $     56,714        $     45,631
   Add (deduct):
       Provision for loan losses                                        15,780              15,104
       Depreciation                                                      1,098                 935
       Amortization of deferred income                                  (3,819)             (1,186)
       Amortization of issuance costs and deferred charges               2,757               1,553
       Gain on sale of land                                                  -              (4,925)
       Receivables                                                     (24,697)             (8,106)
       Accounts payable                                                 32,862               1,017
       Accrued interest payable                                         40,860              20,851
       Other                                                           (23,264)             (9,504)

   Net cash flows provided by operating activities                      98,291              61,370

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances made on loans                                           (8,497,331)         (4,364,038)
   Principal collected on loans                                      5,749,008           3,167,145
   Proceeds from sale of land                                                -              13,220
   Investments in fixed assets                                          (8,944)               (564)

   Net cash flows used in investing activities                      (2,757,267)         (1,184,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable, net                                                  (88,462)            257,095
   Debt Service Investments, net                                        (3,414)             50,835
   Proceeds from issuance of long-term debt                          2,961,765           1,270,728
   Payments for retirement of long-term debt                          (351,197)           (493,598)
   Proceeds from issuance of Quarterly Income Capital Securities       200,000              75,000
   Proceeds from issuance of Members' Subordinated Certificates         54,975              22,569
   Payments for retirement of Members' Subordinated Certificates       (52,885)             (3,929)
   Payments for retirement of Patronage Capital                        (50,985)            (54,212)

   Net cash flows provided by financing activities                   2,669,797           1,124,488

NET CASH FLOWS                                                          10,821               1,621
BEGINNING CASH AND CASH EQUIVALENTS                                     65,274              50,011

ENDING CASH AND CASH EQUIVALENTS                                  $     76,095        $     51,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during year for interest                             $    445,772        $    381,801

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

CFC's 1,061 members as of February 28, 1999, included 909 rural electric utility system members ("Utility Members"), virtually all of which are consumer-owned cooperatives, 76 service members and 76 associate members. The Utility Members included 841 distribution systems and 68 generation and transmission systems operating in 47 states and two U.S. territories.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September 1987.
RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of February 28, 1999, RTFC had 514 members other than CFC. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of loans guaranteed by the Rural Utilities Service ("RUS"). GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had two members other than CFC at February 28, 1999. GFC is a taxable entity under Subchapter
T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of February 28, 1999 and May 31, 1998, and the combined results of operations, cash flows and changes in members' equity for the quarters and nine months ended February 28, 1999 and 1998.

CFC has no components of other comprehensive income, as defined by the Financial Accounting Standards Board, to report for the quarters and nine months ended February 28, 1999 and 1998. Therefore, no adjustment was required to the combined statements of income, expenses and net margins or to the combined statements of changes in members' equity.

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

     (b)  Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through permanent majority representation on their Boards of Directors. CFC manages the affairs of RTFC and GFC through a long-term management agreement. CFC services the loans for GFC for which it collects a servicing fee. As of February 28, 1999, CFC had committed to lend RTFC up to $4.5 billion to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $3,424.8 million and $2,233.0 million as of February 28, 1999 and May 31, 1998, respectively. RTFC's net margins are allocated to RTFC's borrowers.
Summary financial information relating to RTFC is presented below:

                                                   (Unaudited)
                                                 At February 28,    At May 31,
(Dollar Amounts In Thousands)                          1999            1998

 Outstanding loans to members and their affiliates  $2,564,982     $1,574,900
 Total assets                                        2,749,299      1,695,231
 Notes payable to CFC                                2,551,919      1,563,094
 Total liabilities                                   2,583,285      1,581,268
 Members' Equity and Subordinated Certificates         166,014        113,963

                                                           (Unaudited)
                                        For the Nine Months Ended February 28,
(Dollar Amounts In Thousands)                          1999            1998

 Operating income                                   $  105,305      $  63,810
 Net margin                                              2,761          2,333

Summary financial information relating to GFC is presented below:
                                                   (Unaudited)
                                                 At February 28,    At May 31,
(Dollar Amounts In Thousands)                          1999            1998

 Outstanding loans to members                       $  130,940      $ 133,195
 Total assets                                          134,760        135,761
 Notes payable to CFC                                  130,940        133,195
 Total liabilities                                     134,143        135,430
 Members' Equity                                           617            331

                                                           (Unaudited)
                                        For the Nine Months Ended February 28,
(Dollar Amounts In Thousands)                          1999            1998

Operating income                                    $    5,898      $   6,358
Net margin                                                 546            600

Unless stated otherwise, references to CFC relate to CFC, RTFC and GFC on a combined basis.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(2)   Debt Service Account

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

On February 15, 1994, CFC completed a new Collateral Trust Bond Indenture ("1994 Indenture") with First Bank National Association as trustee. This indenture does not require the maintenance of a debt service account.
All Collateral Trust Bonds issued since that date and all future Collateral Trust Bonds will be issued under this new Indenture.

(3)  Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of February 28, 1999 and May 31, 1998, mortgage notes representing approximately $3,031.5 million and $1,930.9 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure Collateral Trust Bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of Collateral Trust Bonds. Under CFC's revolving credit agreement (See Note 6), CFC cannot pledge mortgage notes in excess of 150% of Collateral Trust Bonds outstanding.

Collateral Trust Bonds outstanding at February 28, 1999 and May 31, 1998 were $2,996.2 million and $1,897.7 million, respectively.

(4)  Allowance for Loan Losses

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

Activity in the allowance account is summarized as follows for the nine months ended February 28, 1999 and the year ended May 31, 1998.

                                                 February 28,      May 31,
(Dollar Amounts in Thousands)                       1999            1998

Beginning Balance                                 $ 250,131      $ 233,208
Provision for loan losses                            15,780         19,027
Charge-offs, net of recoveries                       (1,884)        (2,104)
Ending Balance                                    $ 264,027       $ 250,131

Total Loan Loss Allowance As a Percentage of:
Total Loans                                           1.98%           2.36%
Total Loans and Guarantees                            1.75%           1.98%
Total Nonperforming and Restructured Loans           45.06%          74.98%

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(5)  Members' Subordinated Certificates

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

The proceeds from certain non-interest bearing Subordinated Certificates issued in connection with CFC's guarantees of member's tax-exempt bonds are pledged by CFC to the debt service reserve fund established in connection with the bond issue, and any earnings from the investment of the fund inure solely to the benefit of the member.

(6)  Credit Arrangements

As of February 28, 1999, CFC had three revolving credit agreements totaling $4,792.5 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation ("NCSC") and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and is standby purchaser for the benefit of its members.

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

The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,356.7 million at May 31, 1998 (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity, Members' Subordinated Certificates and Quarterly Income Capital Securities and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of February 28, 1999 and May 31, 1998, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the five year facility, at February 28, 1999 and May 31, 1998, CFC classified $2,402.5 million and $2,345.0 million, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,402.5 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions therein.

(7)  Unadvanced Loan Commitments

As of February 28, 1999 and May 31, 1998, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

(Dollar Amounts In Thousands)           February 28, 1999     May 31, 1998
Long-term                                 $  6,094,333       $  3,747,542
Intermediate-term                              328,901            412,035
Short-term                                   4,316,274          4,022,649
Telecommunications                             869,595            663,018
    Total unadvanced loan commitments     $ 11,609,103       $  8,845,244

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

(8)  Retirement of Patronage Capital

CFC patronage capital in the amount of $57.4 million was retired in August 1998, representing 70% of the allocation for fiscal year 1998 and one-sixth of the total allocations for fiscal years 1988, 1989 and 1990. The $57.4 million includes $6.4 million retired to RTFC. GFC retired patronage capital in September 1998 in the amount of $0.2 million representing 100% of the allocation for fiscal year 1998. RTFC retired $7.9 million in January 1999, representing 70% of their fiscal year 1998 allocation. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's, RTFC's and GFC's Boards of Directors with due regard for CFC's, RTFC's and GFC's financial condition.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(9)  Guarantees

As of February 28, 1999 and May 31, 1998, CFC had guaranteed the following contractual obligations of its members:

(Dollar Amounts In Thousands)           February 28, 1999     May 31, 1998
Long-term tax-exempt bonds (A)            $  1,111,215       $  1,148,500
Debt portions of leveraged lease
     transactions (B)                          173,728            437,175
Indemnifications of tax benefit
     transfers (C)                             290,019            312,771
Other guarantees (D)                           153,092            136,048
                Total guarantees            $1,728,054         $2,034,494

A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $992.2 million and $1,017.8 million as of February 28, 1999 and May 31, 1998, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering.
During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

B) CFC has unconditionally guaranteed the repayment of debt raised by NCSC for leveraged lease transactions.

C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease.

D) At February 28, 1999 and May 31, 1998, CFC had unconditionally guaranteed commercial paper, along with the related interest rate exchange agreement, issued by NCSC of $53.4 million and $39.0 million, respectively.

(10) Derivative Financial Instruments

At February 28, 1999 and May 31, 1998, CFC was a party to interest rate exchange agreements with notional amounts totaling $2,777.8 million and $753.7 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. At February
28, 1999 and May 31, 1998, CFC was using interest rate exchange agreements to fix the interest rate on $1,977.8 million and $603.7 million, respectively, of its variable rate commercial paper. At February 28, 1999 and May 31, 1998, CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $800.0 million and $150.0 million of Collateral Trust Bonds and Medium-Term Notes were issued and CFC's variable commercial paper rate. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

The following table lists the notional principal amounts of CFC's interest rate exchange agreements at February 28, 1999 and May 31, 1998:

                         Notional Principal Amount                                 Notional Principal Amount
     Maturity Date       February 28, 1999       May 31, 1998      Maturity Date        February 28, 1999      May 31, 1998
                       (Dollar Amounts in Thousands)                             (Dollar Amounts in Thousands)

     June 1999       (1)   $    50,000              $       -      September 2003  (3)   $    28,000            $         -
     September 1999  (2)        75,000                      -      September 2003  (3)        28,785                      -
     September 1999  (2)        75,000                      -      October 2003    (3)        32,532                      -
     September 1999  (2)        75,000                      -      October 2003    (3)        32,533                      -
     September 1999  (2)        75,000                      -      October 2003    (3)        25,480                      -
     November 1999   (2)        50,000                 50,000      September 2004  (3)        17,650                      -
     November 1999   (2)        50,000                 50,000      October 2004    (3)        38,000                 40,700
     November 1999   (2)        50,000                 50,000      November 2004   (3)        61,000                      -
     November 1999   (2)        75,000                      -      November 2004   (3)        61,000                      -
     November 1999   (2)        75,000                      -      January 2005    (3)         8,000                  8,000
     November 1999   (2)        75,000                      -      April 2006      (3)        25,000                 25,000
     November 1999   (2)        75,000                      -      April 2006      (3)        25,000                 25,000
     January 2000    (3)        52,851                 52,851      April 2006      (3)        25,000                 25,000
     August 2000     (3)       110,000                      -      April 2006      (3)        25,000                 25,000
     August 2000     (3)       110,000                      -      January 2008    (3)        14,000                 14,000
     September 2000  (3)         7,450                      -      July 2008       (3)        40,400                      -
     September 2000  (3)        13,355                      -      September 2008  (3)        26,235                      -
     October 2000    (3)        20,000                      -      September 2008  (3)        10,425                      -
     January 2001    (3)        42,749                 42,749      September 2008  (3)        10,300                      -
     January 2001    (3)        23,000                      -      September 2008  (3)        20,600                      -
     February 2001   (3)        75,000                 75,000      October 2008    (3)        33,512                      -
     February 2001   (3)        75,000                 75,000      April 2009      (3)        33,000                      -
     February 2001   (3)        75,000                 75,000      January 2012    (3)        13,000                 13,000
     February 2001   (3)        75,000                 75,000      February 2012   (3)        10,000                 10,000
     September 2001  (3)        34,810                      -      December 2013   (3)        65,000                      -
     January 2003    (3)        10,000                 10,000      December 2013   (3)        65,000                      -
     January 2003    (3)        12,375                 12,375      December 2013   (3)        45,100                      -
     June 2003       (3)        48,000                      -      June 2018       (3)         5,000                      -
     August 2003     (3)        25,000                      -      December 2026   (3)        48,185                      -
     August 2003     (3)        50,000                      -      September 2028  (3)        60,000                      -
     August 2003     (3)        25,000                      -      September 2028  (3)        60,000                      -
     September 2003  (3)        16,600                      -      April 2029      (3)        66,000                      -
     September 2003  (3)        17,845                      -      Total           (3)   $ 2,777,772            $   753,675

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

CFC closely matches the terms of its interest rate exchange agreements with the terms of the underlying debt instruments. Therefore, it is unlikely that CFC would prepay debt that is hedged or have hedged debt mature prior to the maturity of the interest rate exchange agreement. However, circumstances may arise that cause either CFC or the counter party to the agreement to exit such agreement. In the event of such actions, CFC would record any gain or loss from the termination of the interest rate exchange agreement.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

During the nine months ended February 28, 1999, CFC has issued Commercial Paper and Medium-Term Notes to European investors in foreign currencies. The following chart provides details of the foreign currency swaps that CFC has outstanding at February 28, 1999:

Type of                                                 Foreign      Rate
Debt (1)                Date         US Dollars       Currency (2)
  CP   Issue     December 3, 1998   $   2,894,142     2,477,862 EU    1.168
       Maturity  March 3, 1999          2,931,188     2,500,000 EU    1.172
  CP   Issue     December 7, 1998       3,705,239     5,930,755 AUD   0.625
       Maturity  March 9, 1999          3,753,720     6,000,000 AUD   0.626
  MTN  Issue     February 24, 1999    390,250,000   350,000,000 EU    1.115
       Maturity  February 24, 2006    390,250,000   350,000,000 EU    1.115

(1)  CP - CFC Commercial Paper, MTN - CFC Medium Term Notes
(2)  EU - Euros, AUD - Australian Dollars

CFC enters into a swap to sell the amount of foreign currency received from the investor for US Dollars on the issuance date, and to buy the amount of foreign currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss which might otherwise have been produced by the foreign currency borrowing. CFC includes the difference between the amount of US Dollars received at issuance and the amount of US Dollars required to purchase the foreign currency at the interest payment dates and at maturity as interest expense.

Principal and interest is paid at maturity, which will range from 1 day to 270 days on CFC Commercial Paper investments. Interest is paid annually on foreign currency denominated Medium-Term Notes with maturities longer than one year. CFC will consider the cost of all related foreign currency swaps as part of the total cost of debt issuance when deciding on whether to issue debt in the US or foreign capital markets and whether to issue the debt denominated in US or foreign currencies.

(11) Contingencies

(a) At February 28, 1999 and May 31, 1998, CFC had nonperforming loans in the amount of $1.7 million and $4.1 million and restructured loans in the amount of $584.2 million and $329.5 million, respectively. At both dates, all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income. CFC elected to apply all payments received against principal outstanding on all nonperforming loans at both dates. All loans classified as restructured were on a nonaccrual status with respect to the recognition of interest income through January 31, 1999. All payments received through January 31, 1999 were applied against principal outstanding. On February 1, 1999, all restructured loans were placed on accrual status with respect to the recognition of interest income. All payments received after February 1, 1999 will be first applied against accrued interest with all remaining amounts applied against principal outstanding. A total of $1.9 million of interest was accrued on restructured loans for the quarter and nine months ended February 28, 1999.

(b) CFC classified $585.9 million and $333.6 million of the amount described in footnote 11(a) as impaired with respect to the provisions of FASB Statements No. 114 and 118 at February 28, 1999 and May 31, 1998, respectively. CFC had allocated $135.0 million of the loan loss allowance for such impaired loans at both dates. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $1.9 million on loans classified as impaired during the nine months ended February 28, 1999. All payments received prior to February 1, 1999, were applied as a reduction of principal. The average recorded investment in impaired loans for the nine months ended February 28, 1999 was $420.7 million compared to $345.3 million for the year ended May
31, 1998.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(c) On December 31, 1996 the Wabash Valley Power Association ("Wabash") plan of reorganization became effective. Under the plan, CFC received a $4.9 million cash payment and offset $9.9 million of Wabash's investments in CFC commercial paper and Subordinated Certificates, for a total of $14.8 million. CFC also received a combination of secured and unsecured promissory notes bearing interest at market rates totaling $13.4 million, bringing the total received by CFC to $28.2 million. CFC applied the cash and offsets against the $17.7 million nonperforming loan to Wabash, reducing the balance to $2.9 million at February 28, 1998. Wabash is current with respect to amounts due on the notes. In April 1998, CFC received a payment of $0.7 million from Wabash as its share of the proceeds from the sale of assets. In September 1998, CFC wrote off the remaining $2.2 million of the loan outstanding to Wabash against the loan loss reserve.

CFC and RUS are negotiating a settlement on the amount of true-up payments under a separate agreement entered into in May 1988. This agreement provides for CFC and RUS to allocate between them all post-petition, pre-confirmation payments made by Wabash to CFC on debt secured by a mortgage under which CFC and RUS were co-mortgagees in proportion to the respective amounts of debt secured. CFC anticipates making a payment to RUS under this agreement.

Subsequent to the end of the third quarter, CFC and RUS agreed upon the amount required to true-up the post-petition, pre-confirmation payments made by Wabash to both parties. On March 29, 1999, CFC wrote off $37.4 million related to the true-up payment. At February 28, 1999, CFC had an $8.2 million deferred gain related to the amounts received in the Wabash bankruptcy settlement. This gain will be recognized as the amounts are paid to CFC. At February 28, 1999, CFC had a specific reserve for Wabash that was sufficient to cover the net write-off.

(d) Deseret Generation & Transmission Co-operative ("Deseret") is a power supply member of CFC located in Utah. Deseret owns and operates the Bonanza generating plant ("Bonanza") and owns a 25% interest in the Hunter generating plant along with a system of transmission lines. Deseret also owns and operates a coal mine, through its Blue Mountain Energy subsidiary. Due to large anticipated demands for electricity, the Bonanza site was designed for two plants and Deseret built the infrastructure to support two plants (only one plant has been built to date). When the large increases in demand never materialized, Deseret was unable to make the debt payment obligations on the Bonanza plant and debt service payments to RUS. As a consequence, Deseret and its creditors entered into several restructuring agreements.

On October 16, 1996 Deseret and CFC entered into an Obligations Restructuring Agreement (the "ORA") for the purpose of restructuring Deseret's debt with CFC. Pursuant to the terms of the ORA, CFC agreed to (i) forbear from exercising any remedy to collect the CFC Debt (as defined in the ORA) and
(ii) pay and perform all of the CFC Guarantees (as defined in the ORA) in consideration for Deseret agreeing to make quarterly minimum payments to CFC through December 31, 2025. In addition to the quarterly minimum payments, Deseret is required to pay to CFC certain percentages of its excess cash flow and proceeds from the disposition of assets, as detailed in the ORA. If Deseret performs all of its obligations under the ORA, CFC has agreed to forgive any remaining CFC Debt on December 31, 2025. To date, Deseret has made all required payments under the ORA. Certain creditors did not participate in the ORA which resulted in litigation.

In connection with the ORA, on October, 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740.0 million from RUS for the sum of $238.5 million (the "RUS Debt"). As a result of the purchase, CFC holds a majority of Deseret's outstanding secured debt. Pursuant to a participation agreement dated October 16, 1996, the member systems of Deseret purchased from CFC, for $55.0 million, a participation interest in the RUS Debt. CFC provided long-term financing to the members of Deseret as follows: (i) $32.5 million in the aggregate to finance the buyout by the members of their respective RUS debt (the "Note Buyout Loans"), and (ii) $55.0 million in the aggregate to finance the members' purchase of participation interests in the RUS Debt acquired by CFC (the "Participation Loans"). The Note Buyout Loans and the Participation Loans are secured

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION by the assets and revenues of the member systems. Under the participation agreement the Deseret members will receive a share of the minimum quarterly payments that Deseret makes to CFC, which the members will use to service their Participation Loans. Each member of Deseret has the option to put its Participation Loan back to CFC at any time after twelve years, provided that no event of default exists under the ORA and under such member's Participation Loan.

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

On December 14, 1998, CFC effected the redemption of the Bonanza Secured Lease Obligation Bonds. The amount advanced to redeem the bonds, $265.9 million ($255.1 million principal and $10.8 million of accrued interest), becomes part of the outstanding loan balance to Deseret and is secured by CFC's mortgage claim on all of Deseret's assets and future revenues. This amount will be repaid through the annual ORA minimum and excess cashflow payments Deseret is required to make to CFC through December 31, 2025.

On March 20, 1998, the City of Riverside, California ("Riverside") commenced an action against Deseret in the United States District Court for the Central District of California. Riverside is seeking (i) judgment from the court that the Power Sales Agreement dated October 6, 1992 (the "Power Sales Agreement") between Deseret and Riverside terminated on March 31, 1998 and
(ii) unspecified damages against Deseret. On March 31, 1998, Deseret sought injunctive relief from a Utah state court. The California actions have been dismissed. Currently, litigation is pending in the United States District Court for the District of Utah.

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

Deseret is current on its minimum payment obligations to CFC. During calendar 1998, Deseret made quarterly payments of $35.5 million to CFC. In December 1998, Deseret made an excess payment of $2.0 million related to an equipment lease and in February 1999 Deseret made a payment of $18.5 million

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION representing excess cashflow for calendar year 1998. The entire amount of the excess payment received in February 1999 was applied to principal, since that amount was related to calendar year 1998. CFC placed the loans to Deseret on accrual status, at a rate of 3.90% as of February 1, 1999. For the month of February 1999, CFC accrued a total of $1.9 million of interest income related to the Deseret loans. The rate at which interest accrues will be adjusted from time to time as events require to reflect the current estimate of the amount CFC expects to receive through December 31, 2025.

At February 28, 1999 and May 31, 1998, CFC had the following exposure to
Deseret:

	(Dollar Amounts In Millions)	 February 28, 1999	May 31, 1998

        Loans outstanding (1)                $  584.2             $  329.5

	Guarantees outstanding:
        Tax-exempt bonds                          3.2                  4.1
        Mine equipment leases                    50.3                 54.1
        Bonanza plant lease                         -                258.0
                Total Guarantees                 53.5                316.2

                Total Exposure               $  637.7             $  645.7

(1) From January 1, 1989 through February 28, 1999, CFC has funded a total of $449.4 million in cashflow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC. All cashflow shortfalls funded by CFC represent an increase to loans outstanding and also represent a decrease to the principal amount of the obligations guaranteed by CFC.

Subsequent to the end of the third quarter, on March 31, 1999, Deseret made a payment of $8.6 million, the first quarterly payment for calendar year 1999. A total of $34.6 million is due from Deseret for minimum payments during calendar year 1999.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(e) Saluda River Electric Cooperative ("Saluda") is a generation cooperative located in Laurens, SC. Saluda is experiencing cashflow difficulties related to its minority interest in the Catawba nuclear generating station. Saluda and RUS have agreed upon the basic terms of a debt restructuring. As part of this agreement, on April 15, CFC will place $36.6 million on deposit with the bond trustee to defease the tax-exempt bonds guaranteed for Saluda. The bonds will be redeemed on August 15, 1999. On April 15, 1999, CFC will receive a cash payment from Saluda and will offset certain amounts Saluda has invested with CFC as part of the transaction. CFC estimates that it will have a write-off of approximately $21 million related to the Saluda transaction. CFC will have no exposure to Saluda after April 15, 1999. At February 28, 1999, CFC had a total exposure of $36.2 million to Saluda. All of CFC's exposure is related to the guarantee of Saluda's debt service obligation on the tax-exempt pollution control bonds.

(12) Loans Guaranteed by RUS

At February 28, 1999 and May 31, 1998, CFC held $130.9 million and $133.2 million, respectively, in Trust Certificates related to the refinancing of Federal Financing Bank loans. These Trust Certificates are supported by payments from certain CFC power supply members whose payments are guaranteed by RUS.

Part I. Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.
(all dollar amounts in millions)

The management discussion and analysis contains statements that may be considered forward looking. In making these statements, CFC has made an evaluation of estimates and assumptions discussed in this presentation, which could cause the actual results to differ materially.

Financial Condition

At February 28, 1999, CFC had $13,491 in total assets an increase of $2,808 or 26% over May 31, 1998. Net loans outstanding to members totaled $13,062 at February 28, 1999 an increase of $2,733 compared to a total of $10,329 at May 31, 1998. Net loans represented 97% of total assets at February 28, 1999 and May 31, 1998. The remaining assets $429 and $354 at February 28, 1999 and May 31, 1998, respectively, consisted of other assets to support CFC's operations. Except as required for the debt service account and unless excess cash is invested overnight, generally CFC does not use funds to invest in debt or equity securities.

Loans Outstanding at:
                              February 28,       May 31,
                                 1999             1998         Inc/(Dec)
Long-term Loans:
     Electric                 $  8,932.8      $  7,499.5       $  1,433.3
     Telephone                   2,210.3         1,354.3            856.0
Total Long-term Loans           11,143.1         8,853.8          2,289.3
Intermediate-term Loans:
     Electric                      273.6           349.3            (75.7)
     Telephone                      13.6            15.6             (2.0)
Total Intermediate-term Loans      287.2           364.9            (77.7)
Short-term Loans:
     Electric                      837.7           689.0            148.7
     Telephone                     341.0           205.0            136.0
Total Short-term Loans           1,178.7           894.0            284.7
RUS Guaranteed Loans               130.9           133.2             (2.3)
Non-performing Loans                 1.7             4.1             (2.4)
Restructured Loans                 584.3           329.5            254.8
Total Loans                   $ 13,325.9      $ 10,579.5       $  2,746.4

Percentage of loans with
         a fixed interest rate       64%             46%             18 %
Percentage of loans with
         a variable interest rate    36%             54%            (18)%

There were a number of reasons underlying the increased demand for CFC loan advances, including (1) the strong economy, which has spurred construction and business development; (2) RUS waiting periods are at an all time high, which caused more borrowers to buyout their RUS debt and/or make greater use of CFC 100% loan funds; (3) a large number of systems have bought out their RUS debt over the last few years, requiring them to seek non-RUS financing;
(4) some borrowers have begun to expand and diversify their operations through acquisitions and mergers; and (5) growth in demand for both existing and new telecommunications technologies.

Long-term loans (excluding loans guaranteed by RUS) represented 84% of loans outstanding at February 28, 1999 and May 31, 1998. Long-term fixed rate loans represented 64% and 46% of the total loans at February 28, 1999 and May 31, 1998, respectively. Loans converting from a variable rate to a fixed rate for the nine months ended February 28, 1999 totaled $1,610, an increase from the $1,069 that converted for the year ended May 31, 1998. Offsetting the conversions to the fixed rate were $53 and $19 of loans that converted from the fixed rate to the variable for the nine months ended February 28, 1999, and the year ended May 31, 1998, respectively. This resulted in a net conversion of $1,557 from the variable rate to a fixed rate for the nine months ended February 28, 1999 compared to a net conversion of $1,050 for the year ended May 31, 1998.

Guarantees Outstanding at:
                             February 28,        May 31,
                                1999              1998         Inc/(Dec)

Tax Exempt Bonds            $  1,111.2        $  1,148.5     $   (37.3)
Lease Transactions               173.8             437.2        (263.4)
Indemnifications of
  "Safe Harbor" Leases           290.0             312.8         (22.8)
Other Guarantees                 153.1             136.0          17.1
        Total               $  1,728.1        $  2,034.5     $  (306.4)

The decrease in guarantees outstanding for the nine months ended February 28, 1999, was primarily due to the redemption of the bonds used to finance the Deseret Bonanza generating plant. CFC guaranteed Deseret's lease obligations to a third party in a leveraged lease transaction. A total of $255 of bonds were redeemed as part of the settlement agreement reached between Deseret and its creditors in December 1998. The remaining reduction to the guarantee balances was a result of regularly scheduled payments on tax-exempt pollution control bonds, leverage leases and reduction to the amounts guaranteed under safe harbor leases.

At February 28, 1999, CFC had also committed to lend $11,609 to its members, an increase of $2,764 over the balance of $8,845 committed at May 31, 1998. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers, and therefore CFC does not anticipate funding most of such commitments. Approximately 41% of the outstanding commitments at February 28, 1999 were for short-term or line of credit loans. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved. The increase to commitments during the nine months ended February 28, 1999, was due to the Power Vision program. Power Vision is a program under which CFC performed a review of its borrowers and pre-approved additional loan funds for a number of borrowers.

Total Credit Committed at:
                             February 28,       May 31,
                                1999             1998         Inc/(Dec)

Loans                        $  13,325.9      $ 10,579.5     $  2,746.4
Unadvanced Commitments          11,609.1         8,845.2        2,763.9
Guarantees                       1,728.1         2,034.5         (306.4)
     Total                   $  26,663.1      $ 21,459.2     $  5,203.9

At February 28, 1999, total credit commitments outstanding represented an increase of 24% over the total at May 31, 1998.

Liabilities and Members' Equity totaled $13,491 at February 28, 1999 an increase of $2,808 or 26% over the balance of $10,683 at May 31, 1998.
The increase to total liabilities and Members' Equity for the nine months ended February 28, 1999 was primarily due to increases in short- and long-term debt required to fund the increase in loans outstanding. Total debt outstanding at February 28, 1999 was $11,793 an increase of $2,720 over the May 31, 1998 balance of $9,073.

Debt Outstanding at:
                                   February 28,       May 31,
                                      1999             1998         Inc/(Dec)
Notes Payable
     Commercial Paper              $   5,647.4      $  5,680.9     $   (33.5)
     Bank Bid Notes                      130.0           185.0         (55.0)
     Medium-Term Notes                   972.0           327.3         644.7
     Long-Term debt maturing
        within one year                  150.0               -         150.0
     Commercial Paper
        reclassified as L/T           (2,402.5)       (2,345.0)        (57.5)
Total Notes Payable                    4,496.9         3,848.2         648.7
Long-Term Debt
     Collateral Trust Bonds            2,846.1         1,897.7         948.4
     Medium-Term Notes                 1,647.8           781.9         865.9
     Commercial Paper
         reclassified as L/T           2,402.5         2,345.0          57.5
Total Long-Term Debt                   6,896.4         5,024.6       1,871.8
QUICS                                    400.0           200.0         200.0
Total Debt Outstanding             $  11,793.3      $  9,072.8     $ 2,720.5
Percentage of Short-Term Debt              38%             42%          (4)%
Percentage of Long-Term Debt               62%             58%           4 %
Percentage of Fixed Rate Debt (1)          58%             39%          19 %
Percentage of Variable Rate Debt (2)       42%             61%         (19)%

1) Includes fixed rate Collateral Trust Bonds, Dealer Medium-Term Notes and QUICS plus Commercial Paper with rates fixed through interest rate exchange agreements.
2) The rate on Commercial Paper notes does not change once the note has been issued. However, the rates on new Commercial paper notes change daily and Commercial Paper notes generally have maturities of less than 90 days. Therefore, Commercial Paper notes are considered to be variable rate debt by CFC.

As a result of the conversion of loans from the long-term variable interest rate to the long-term fixed interest rate, the portion of the total loan portfolio carrying a variable interest rate has decreased significantly during the first nine months of fiscal year 1999, from 54% at May 31, 1998 to 36% at February 28, 1999. During the nine months ended February 28, 1999, CFC's debt funding has changed in line with the loan portfolio. The balance of fixed rate debt has increased due to increased issuance of Collateral Trust Bonds and Medium-Term Notes and the balance of Commercial Paper outstanding has decreased.

CFC has issued Medium-Term Notes and Commercial Paper in the European capital markets during the nine months ended February 28, 1999. At February 28, 1999, CFC had a total of $249 in European Commercial Paper outstanding, an increase of $167 over the May 31, 1998 balance of $82. At February 28, 1999, CFC had a total of $735 of European Medium-Term Notes, an increase of $485 over the May 31, 1998 balance of $250.

Members' Subordinated Certificates and Members' Equity Outstanding at:

                                     February 28,    May 31,
                                        1999          1998         Inc/(Dec)
Subordinated Certificates
     Membership Certificates          $   644.8     $   644.8     $        -
     Loan Certificates                    417.4         355.7           61.7
     Guarantee Certificates               182.8         228.7          (45.9)
Total Certificates                      1,245.0       1,229.2           15.8
Equity
     Memberships                            1.5           1.5              -
     Allocated Margins                    217.8         274.8          (57.0)
     Education Fund                         0.4           0.6           (0.2)
     Year-to-date Unallocated Margins      59.0           2.3           56.7
Total Equity                              278.7         279.2           (0.5)
Total Equity and Certificates         $ 1,523.7     $ 1,508.4     $     15.3

Membership certificates are required to be purchased as a condition of becoming a CFC member. The majority of membership certificates outstanding and all new membership certificates have a maturity of 100 years and pay interest at 5%. A small portion of membership certificates have a maturity of 50 years and pay interest at a rate of 3%. Members are required to purchase certificates with each new loan and guarantee, depending on the borrower's internal leverage ratio with CFC. Subordinated Certificates are junior to all debt instruments used by CFC.

Cooperatives are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to a thousand dollars depending on the membership class. CFC maintains current year net margins as unallocated through the end of its fiscal year. All net margins earned for the year are allocated back to the members. A small portion of annual net margins is placed in the education fund, which is distributed to the statewide cooperatives to assist with the teaching of cooperative principles. CFC immediately retires 70% of the allocated net margins for the prior year and holds the remaining 30% as allocated margins, which are currently retired after 15 years. All retirements of allocated margins are subject to approval by the board of directors. CFC does not pay interest on the allocated but unretired margins.

The increase to Members' Subordinated Certificates and Equity for the nine months ended February 28, 1999 is due to the issuance of new loan certificates related to loan advances and current year net margins offset by the redemption of certificates related to guarantees and the retirement of patronage capital.

CFC's leverage ratio increased during the nine months ended February 28, 1999 from 6.37 at May 31, 1998, to 6.84 at February 28, 1999. The ratio is calculated after excluding from debt the Quarterly Income Capital Securities and all debt associated with the funding of the RUS 100% guaranteed loans. Members' Subordinated Certificates and Quarterly Income Capital Securities are treated as equity in the calculation of the leverage ratio. The increase in the leverage ratio was primarily due to an increase in loans outstanding to members financed by the issuance of debt issued to members and in the capital markets partially offset by the issuance of the $200 million in Quarterly Income Capital Securities. CFC contemplates that its leverage ratio will continue to increase modestly as it obtains external capital to accommodate its loan growth. CFC will retain the flexibility to further amend its capital retention policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

CFC's debt/equity ratio increased from 4.51 at May 31, 1998, to 5.23 at February 28, 1999. The ratio is calculated by dividing debt outstanding, excluding Quarterly Income Capital Securities and debt used to fund loans guaranteed by RUS, by the total of Members' Subordinated Certificates, Members' Equity, the loan loss allowance and Quarterly Income Capital Securities.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margins as its primary performance indicator, since CFC's net margins are subject to fluctuation as interest rates change. Management has established a 1.10 Times Interest Earned Ratio ("TIER") as its minimum operating objective. CFC has earned a TIER of 1.12 for the nine months ended February 28, 1999 and for the year ended May 31, 1998. TIER is a measure of CFC's ability to cover the interest expense on funding.

Results for nine months ended February 28, 1999 versus February 28, 1998

Net margins for the nine months ended February 28, 1999, were $57, an increase of $11 over the $46 earned the prior year.

Net margins for the nine months ended:

                           February 28,    February 28,
                              1999            1998            Inc/(Dec)

Interest Income             $  572.5        $  466.1          $  106.4
Cost of Funds                  483.2           396.4              86.8
Gross Margin                    89.3            69.7              19.6
General & Admin Expenses        18.1            15.7               2.4
Loan Loss Provision             15.8            15.1               0.7
Total Expenses                  33.9            30.8               3.1
Operating Margin                55.4            38.9              16.5
Non-operating Income             1.3             6.7              (5.4)
Net Margin                  $   56.7        $   45.6          $   11.1

TIER                            1.12            1.12                 -

Net margins expressed as a percentage of average loans outstanding for the nine months ended:
                         February 28,     February 28,
                            1999             1998            Inc/(Dec)

Interest Income             6.53%            6.60%            (0.07)%
Cost of Funds               5.51%            5.61%            (0.10)%
Gross Margin                1.02%            0.99%             0.03 %
General & Admin Expenses    0.21%            0.22%            (0.01)%
Loan Loss Provision         0.18%            0.21%            (0.03)%
Total Expenses              0.39%            0.43%            (0.04)%
Operating Margin            0.63%            0.56%             0.07 %
Non-operating Income        0.01%            0.09%            (0.08)%
Net Margin                  0.64%            0.65%            (0.01)%

Average loan volume for the nine months ended February 28, 1999 totaled $11,719, an increase of $2,275 or 24% over the average loan balance of $9,444 for the prior year period. The increase to net margins for the nine month period ended February 28, 1999 was due to the increase in loan volume offset by a reduction in non-operating income as compared to the prior year period. The average yield earned on the loan portfolio has decreased slightly as has the average cost of funds due to reduction in interest rates in the capital markets during the nine months ended February 28, 1999. While the total dollar amount of operating expenses and provision to the loan loss have increased, the percentage of average loan volume represented by these amounts has decreased slightly compared to the prior year. The total amount of net margins has increased by $11 over the prior year, but the current net margin represents a slightly lower percentage of average loan volume compared to the prior year.

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

The following chart summarizes loans and guarantees outstanding by member class at February 28, 1999 and May 31, 1998.
                                                 Percentage of Total

                                         February 28, 1999   May 31, 1998
Electric Systems:
Distribution                                   57.04%           57.59%
Power Supply                                   23.35%           27.59%
Service Organizations                           1.91%            1.53%
Associate Members                               0.66%            0.80%
Subtotal Electric Systems                      82.96%           87.51%
Telecommunication Systems:
Local Exchange Carrier                          7.77%            6.43%
Cable                                           0.65%            0.75%
Cellular                                        1.52%            1.21%
Personal Communications Systems                 1.73%            0.89%
Other                                           5.37%            3.21%
        Subtotal Telecommunication Systems     17.04%           12.49%
Total                                         100.00%          100.00%

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. The majority of the largest exposures are concentrated in the power supply systems due to their large plant and equipment requirements. At February 28, 1999, the total exposure outstanding to any one borrower did not exceed 4% of total loans (excluding loans guaranteed by RUS) and guarantees outstanding. At February 28, 1999, CFC had $1,968 in loans outstanding, excluding loans guaranteed by RUS, and $708 in guarantees outstanding to its largest 10 borrowers. The amounts outstanding to the largest 10 borrowers at February 28, 1999 represented 15% of total loans outstanding and 37% of total guarantees outstanding. Total credit exposure to the largest 10 borrowers represented 17.6% of total credit exposure at February 28, 1999, compared to 19% at May 31, 1998. The largest 10 borrowers include 2 distribution systems, 7 power supply systems and 1 telephone system of total loans and guarantees.

Security Provisions

Except when providing lines of credit, CFC typically lends to its members on a secured basis. At February 28, 1999, a total of $1,192 of loans were unsecured representing 8.9% of total loans and 7.8% of total loans and guarantees. Approximately $131 or 11.0% of the unsecured loans represent obligations of distribution borrowers for the initial phase(s) of RUS note buyouts. Upon completion of a borrower's buyout from RUS, CFC receives first lien security on all assets and future revenues. The unsecured loans would represent 8.0% of total loans and 7.0% of total loans and guarantees if these partial note buyout obligations were excluded. CFC's long-term loans are typically secured, pro-rata with any other secured lenders (primarily RUS) by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset.
In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

Nonperforming and Restructured Loans

CFC classifies a borrower as nonperforming when any one of the following criteria are met: (1) principal or interest payments on any loan to the borrower are past due 90 days or more, (2) as a result of court proceedings, repayment with the original terms is not anticipated, or (3) for some other reason, management does not expect the timely repayment of principal or interest. Once a borrower is classified as nonperforming, interest on its loans is recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At February 28, 1999, all nonperforming loans were on non-accrual status with respect to interest income. At February 28, 1999, nonperforming loans totaled $2, a decrease of $2 from May 31, 1998. The decrease was due to the settlement of loans outstanding to one borrower and principal repayments received during the year.

Loans classified as restructured are loans for which agreements have been executed that change the original terms of the loan, generally a change to the originally scheduled cashflows. At February 28, 1999, restructured loans totaled $584, an increase of $254 from May 31, 1998. The increase was due to an increase in the amount of a restructured loan relating to one borrower (see footnote 11). From June 1, 1998 to January 31, 1999, all restructured loans were on a nonaccrual basis with respect to the recognition of interest income. On February 1, 1999, CFC placed all restructured loans on an accrual basis at a rate of 3.9%.

                     NONPERFORMING AND RESTRUCTURED ASSETS

                                        February 28, 1999       May 31, 1998

Nonperforming loans                          $   1.7               $   4.1
Percent of loans and guarantees outstanding    0.01%                 0.03%

Restructured loans                           $ 584.2               $ 329.5
Percent of loans and guarantees outstanding    3.88%                 2.61%

Total nonperforming and restructured loans   $ 585.9               $ 333.6
Percent of loans and guarantees outstanding    3.89%                 2.64%

Allowance for Loan Losses

CFC maintains an allowance for potential loan losses which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral, and economic and industry conditions. At February 28, 1999, the allowance for loan losses totaled $264, a net increase of $14 from May 31, 1998. The allowance represented 45.1% of nonperforming and restructured loans and 1.75% of total loans and guarantees outstanding at year-end.

During the nine months ended February 28, 1999, CFC charged off $2 in loans related to the settlement for one borrower and recovered $0.3 of amounts previously written off related to another borrower.

Since its inception in 1969, CFC has charged off loan balances in the total amount of $32 net of recoveries. Management believes that the allowance for
loan losses is adequate to cover any portfolio losses which may	 occur.  The
following chart presents a summary of the allowance for loan losses at February 28, 1999 and May 31, 1998.

                                ALLOWANCE FOR LOAN LOSSES

                                        February 28, 1999       May 31, 1998

Beginning balance                             $ 250.1              $ 233.2
Provision for loan losses                        15.8                 19.0
Charge-offs, net of recoveries                   (1.9)                (2.1)
Ending balance                                $ 264.0              $ 250.1
As a percentage of gross loans outstanding      1.98%                2.36%
As a percentage of gross loans and
           guarantees outstanding               1.75%                1.98%
As a percentage of total nonperforming and
           restructured loans outstanding      45.06%               74.98%

Subsequent to the end of the third quarter on March 29, 1999, CFC wrote off $37 related to the Wabash bankruptcy true up payment to RUS. CFC has taken net write-offs of $35 related to the Wabash bankruptcy. The net write-off is a combination of three write-offs, the $37 in March 1999, $2 in September 1998 and $9 in 1992 offset by $13 of notes receivable from Wabash. At February 28, 1999, CFC had received approximately $5 on the notes receivable, leaving an outstanding balance of $8. All amounts received from Wabash on the notes will be applied as a recovery of amounts previously written off.
At February 28, 1999, CFC had a specific reserve for Wabash that was sufficient to cover the net amount written off.

On April 15, 1999, CFC anticipates a write-off related to the restructuring of Saluda's debt. CFC has guaranteed the debt service on a tax-exempt bond issue for Saluda. As part of a debt restructuring agreement, CFC will deposit funds with the bond trustee to defease the bonds. CFC will receive a cash payment from Saluda and take a portion of Saluda's investment in Subordinated Certificates as an offset. CFC estimates that a write-off of approximately $21 will be taken related to this transaction. At February 28, 1999, CFC had an amount reserved for Saluda that was sufficient to cover this write-off.

Asset/Liability Management

A key element of CFC's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Match Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the next year. It is CFC's policy to manage asset and liability repricing terms within a range of 5% of total assets. At February 28, 1999, CFC had $505.8 in fixed rate assets amortizing or repricing and $226.0 in fixed rate liabilities maturing during the next 12 months. The difference, $279.8, represents the fixed rate assets in excess of the fixed rate debt maturing during the next 12 months. This difference of $279.8 at February 28, 1999 represents 2.1% of total assets. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily Commercial Paper and Bank Bid Notes, both of which are issued primarily with original maturities under 90 days. CFC funds fixed rate loans with fixed rate Collateral Trust Bonds, Medium-Term Notes, Quarterly Income Capital Securities, Members' Subordinated Certificates and Members' Equity. With the exception of Members' Subordinated Certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities and Commercial Paper, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses Commercial Paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

CFC makes use of an interest rate analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and Members' Subordinated Certificate amortizations to determine the fixed rate funding gap for each individual year and for the portfolio as a whole.
There are no scheduled maturities for the Members' Equity, primarily unretired patronage capital allocations. The balance of Members' Equity is assumed to remain relatively stable since annual retirements are approximately equal to the annual allocation of net margins. The non-amortizing Members' Subordinated Certificates either mature at the time of the related loan or guarantee or 100 years from issuance, (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing Members' Subordinated Certificates and Members' Equity are first used to "fill" any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed funded by short-term variable rate debt, primarily Commercial Paper. The interest rate associated with the assets and debt maturing or equity and certificates is used to calculate a TIER for each year and for the portfolio as a whole. The schedule allows CFC to analyze the impact on the over all TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. The following chart shows the scheduled amortization and maturity of fixed rate asset and liabilities outstanding at February 28, 1999.

                          INTEREST RATE GAP ANALYSIS
                          (Fixed Assets/Liabilities)
                              As of February 28, 1999

                                            Over 1 yr.    Over 3 yrs.    Over 5 yrs.     Over 10 yrs.
                              Less than     but less      but less        but less         but less       Over
                               1  year    than 3 yrs.    than 5 yrs.    than 10 yrs.     than 20 yrs.    20 yrs.      Total
Assets:
Loan Amortization
           and repricing       $  505.8    $   982.8     $   1,459.8     $  2,564.3      $  2,305.0    $  1,031.4    $  8,849.1

Total Assets                   $  505.8    $   982.8     $   1,459.8     $  2,564.3      $  2,305.0    $  1,031.4    $  8,849.1

Liabilities and Equity:
Long-Term Debt                 $  219.2    $ 1,025.8     $   1,341.4     $  2,410.8      $  1,034.4    $    512.8    $  6,544.4
Subordinated Certificates           6.8         23.2            32.8           38.0           422.1         381.6         904.5
Members' Equity                       -            -               -              -           397.0         232.7         629.7

Total Liabilities and Equity   $  226.0    $ 1,049.0     $   1,374.2     $  2,448.8      $  1,853.5    $  1,127.1    $  8,078.6

Gap *                          $ (279.8)   $    66.2     $     (85.6)        (115.5)     $   (451.5)   $     95.7    $   (770.5)

Cumulative Gap                 $ (279.8)   $  (213.6)    $    (299.2)    $   (414.7)     $   (866.2)   $   (770.5)
Cumulative Gap as a %
    of  Total Assets              2.07%        1.58%           2.22%          3.07%           6.42%         5.71%

  *  Loan amortization/repricing over/(under) debt maturities

Derivative and Financial Instruments

At February 28, 1999 and May 31, 1998, CFC was a party to interest rate exchange agreements totaling $2,777.8 and 753.7, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. At both of the above dates, CFC was using interest rate exchange agreements to fix the interest rate on $1,977.8 as of February 28, 1999 and $603.7 as of May 31, 1998 of its variable rate commercial paper. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $800.0 and $150.0 of Collateral Trust Bonds and Medium-Term Notes, respectively, were issued and CFC's variable commercial paper rate. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

At February 28, 1999, CFC was a party to $6.6 in foreign currency exchange agreements related to CFC's sale of Commercial Paper denominated in foreign currencies. At February 28, 1999 CFC had two foreign denominated Commercial Paper notes outstanding, one note for $2.9 denominated in Euros maturing on March 3, 1999 and one note for $3.7 denominated in Australian Dollars maturing on March 9, 1999. When CFC sells a Commercial Paper note denominated in a foreign currency, it will immediately enter into a foreign currency exchange agreement to sell the foreign currency received from the investor and will also enter into a foreign currency exchange agreement to buy the amount of principal and interest due to the investor on maturity. Thus the cost of the note is locked in on the day that the note is sold, eliminating any gain or loss from changes in the foreign currency exchange rates. If at the time of issuance, the all-in cost of issuing the note in a foreign currency is not comparable to the cost of issuing in US dollars, CFC will not sell the foreign denominated note. CFC will also not sell the Commercial Paper in a foreign currency if it is unable to enter into the foreign currency exchange agreements at the time of issuance.

At February 28, 1999, CFC had one foreign denominated Medium-Term Note outstanding for $390.0 denominated in Euros maturing on February 24, 2006. CFC has entered into a currency exchange agreement that will fix the exchange rate for all payments of principal and interest related to this Medium-Term Note.

Market Risk

CFC's primary market risk exposure is interest rate risk. A secondary risk exposure is liquidity risk. CFC is also exposed to counterparty risk related to the interest rate exchange agreements it has entered.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate Collateral Trust Bonds, Medium-Term Notes, Quarterly Income Capital Securities, Members' Subordinated Certificates, Member's' Equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk related to the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and equity maturing by year
(see chart on page 27). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 5% or less of total assets. At February 28, 1999 and May 31, 1998 fixed rate loans funded by variable rate debt represented 5.7% and 2.7%, respectively, of total assets. CFC has decided to temporarily allow the percentage of fixed rate loans funded with variable rate debt to slightly exceed the policy limit of 5%. The reasons for this action include the following:
(1) the stable short-term interest rate environment,
(2) the decision not to fix the rate on funding for a total of $430 of fixed rate loans scheduled to amortize and/or reprice over the next twelve months, and
(3) the decision not to fix the rate on funding for $584 of restructured loans that are accruing interest at a rate of 3.90%.

The interest rate risk is minimal on variable rate loans, since the loans are priced monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, non-interest bearing Members' Subordinated Certificates and Members' Equity to fund variable rate loans. At February 28, 1999 and May 31, 1998, 36% and 54%, respectively, of loans carry a variable interest rate.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years.
These loans are funded by variable rate Commercial Paper, Bank Bid Notes, Collateral Trust Bonds and Medium-Term Notes; non-interest bearing Members' Subordinated Certificates and Members' Equity. The average maturity of Commercial Paper and Bank Bid Notes is typically about 30 to 35 days. The Collateral Trust Bonds and Medium-Term Notes are issued for longer periods, but typically much shorter than the maturity of the loans. Loan Subordinated Certificates are issued for the same period as the related loan. Thus CFC is at risk if it is unable to continually roll over its Commercial Paper balances or issue other forms of variable rate debt to support its variable rate loans. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At February 28, 1999 and May 31, 1998, CFC had a total of $4,793 and $5,218, respectively in revolving credit agreements and bank lines of credit. To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart below). CFC also maintains shelf registrations with the SEC for its Collateral Trust Bonds, Medium-Term Notes and Quarterly Income Capital Securities. At February 28, 1999 and May 31, 1998, CFC had active shelf registrations totaling $700 and $300 related to Collateral Trust Bonds, $185 and $1,264 related to Medium-Term Notes and $100 and $50 related to Quarterly Income Capital Securities. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has Commercial Paper and Medium-Term Note issuance programs in Europe.
At February 28, 1999 and May 31, 1998, CFC had $249 and $82 of Commercial Paper and $735 and $250 of Medium-Term Notes, respectively, outstanding to European investors. CFC has issuance authority of $1,000 related to Commercial Paper and $1,000 related to Medium-Term Notes under these programs.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements. To mitigate this risk, CFC only enters into interest rate exchange agreements with highly rated counterparties. At February 28, 1999 and May 31, 1998, CFC was a party to $2,778 and $754, respectively, of interest rate exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under the interest rate exchange agreement. At February 28, 1999, CFC's interest rate exchange agreement counter parties had credit ratings ranging from A to AAA as assigned by Standard & Poor's Corporation.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service ("Moody's"), Standard & Poor's Corporation ("S&P") and Fitch Investors Service ("Fitch"). The following table presents CFC's credit ratings at February 28, 1999.

                                        Moody's     Standard &      Fitch
                                       Investors       Poors      Investors
                                        Service     Corporation    Service

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

Member Investments

At February 28, 1999 and May 31, 1998, CFC's members provided 21.8% and 27.8% of total capitalization as follows:

               MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

                         February 28,    % of       May 31,       % of
                            1999       Total(1)      1998       Total(1)

Commercial Paper          $  1,175      21.0%    $  1,196        21.0%
Medium-Term Notes              206       7.9%         240        21.6%
Members' Subordinated
      Certificates           1,245     100.0%       1,229       100.0%
Members' Equity                279     100.0%         279       100.0%
Total                     $  2,905               $  2,944

(1)  Represents the percentage of each line item outstanding to CFC members.

The total amount of member investments was approximately the same at February 28, 1999, and May 31, 1998. Total member investment as a percentage of total capitalization decreased due to the increase in nonmember debt required to fund the growth in loans. Total capitalization at February 28, 1999 was $13,317, an increase of $2,736 over the total capitalization of $10,581 at May 31, 1998. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 23.3% and 29.5% at February 28, 1999 and May 31, 1998, respectively. Due to recent policy changes that have reduced Members' Subordinated Certificate purchase requirements and accelerated Patronage Capital retirements, CFC expects the percentage of capitalization provided by its members to continue to decline.

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

CFC has three core business critical applications, a loan accounting system, a treasury system and a customer information system. The customer information system was developed in-house and is believed to be compliant.
We have received compliant versions of the loan accounting and the treasury systems from the vendors. The functionality testing for all three systems has been completed. CFC is currently performing parallel testing on these applications. Upon completion of all parallel testing, CFC will conduct its own year 2000 testing. Testing is scheduled to be completed by October 1999.

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



Item 1, Legal Proceedings.
	None.

Item 2, Changes in Securities.
	None.

Item 3, Defaults upon Senior Securities.
	None.

Item 4, Submission of Matters to a Vote of Security Holders.
	None.

Item 5, Other Information.
	None.

Item 6,
	A.  Exhibits

B.  Reports on Form 8-K.

Item 7 on December 7, 1998 - Filing of Purchase Agreement for 5.75% Medium-Term Notes, due 2008.

Item 7 on January 12, 1999 - Filing of Underwriting Agreement for 5.50% Collateral Trust Bonds, due 2005 and 5.70% Collateral Trust Bonds, due 2010.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		NATIONAL RURAL UTILITIES
		COOPERATIVE FINANCE CORPORATION






                   /s/  Steven L. Lilly
                  Chief Financial Officer

April 14, 1999



                   /s/  Steven L. Slepian
                  Controller (Principal Accounting Officer)


April 14, 1999