Form 10-Q/A
period 1999-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1999-04-21
CIK 70502

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

                                                                   (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                        (Dollar Amounts in Thousands)

              For the Quarters Ended February 28, 1999 and 1998
                                                                                              Patronage Capital
                                                                                                  Allocated
                                                                                           General
                                                              Education    Unallocated     Reserve
                                     Total     Memberships       Fund        Margins        Fund           Other
Quarter Ended February 28, 1999
    Balance at November 30, 1998   $ 257,754    $ 1,516      $    428      $  38,012       $   500        $ 217,298
    Net Margins                       20,991          -             -         20,991             -                -
Other                                     (9)         2           (20)             -             -                9
Balance at February 28, 1999       $ 278,736    $ 1,518      $    408      $  59,003       $   500        $ 217,307



Quarter Ended February 28, 1998
    Balance at November 30, 1997   $ 249,920    $ 1,491      $    651      $  32,031       $   381        $ 215,366
    Net Margins                       15,903          -             -         15,903             -                -
        Other                           (297)         3          (286)           (14)            -                -
Balance at February 28, 1998       $ 265,526    $ 1,494      $    365      $  47,920       $   381        $ 215,366

           The accompanying notes are an integral part of these combined financial statements.

                                                                   (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

               COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                       (Dollar Amounts in Thousands)

      For the Nine Months Ended February 28, 1999 and February 28, 1998
                                                                                             Patronage Capital
                                                                                               General
                                                                   Education    Unallocated     Reserve
                                         Total      Memberships       Fund        Margins        Fund           Other
Nine Months Ended February 28, 1999
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

Debt Outstandi
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

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. The majority of the largest exposures are concentrated in the power supply systems due to their large plant and equipment requirements. At February 28, 1999, the total exposure outstanding to any one borrower did not exceed 4% of total loans (excluding loans guaranteed by RUS) and guarantees outstanding. At February 28, 1999, CFC had $1,968 in loans outstanding, excluding loans guaranteed by RUS, and $708 in guarantees outstanding to its largest 10 borrowers. The amounts outstanding to the largest 10 borrowers at February 28, 1999 represented 15% of total loans outstanding and 37% of total guarantees outstanding. Total credit exposure to the largest 10 borrowers represented 17.6% of total credit exposure at February 28, 1999, compared to 19% at May 31, 1998. The largest 10 borrowers include 4 distribution systems, 5 power supply systems and 1 telephone system of total loans and guarantees.

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