Form 10-K
period 1999-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1999-08-30
CIK 70502

_____________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-K
       X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended May 31, 1999
                                    OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from                   to
                       Commission File Number 1-7102

                   NATIONAL RURAL UTILITIES COOPERATIVE
                          FINANCE CORPORATION
            (Exact name of registrant as specified in its charter)

                          DISTRICT OF COLUMBIA
	(State or other jurisdiction of incorporation or organization)

                              52-0891669
                (I.R.S. Employer Identification Number)

                2201 COOPERATIVE WAY, HERNDON, VA 20171
               (Address of principal executive offices)
(Registrant's telecommunications number, including area code, is 703-709-6700)

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each                                          Name of each
                                              exchange on                                           exchange on
        Title of each class                which registered     Title of each class              which registered
Var     Collateral Trust Bonds  Due 1999        NYSE    6.65%   Collateral Trust Bonds                  Due 2005     NYSE
6.45%   Collateral Trust Bonds  Due 2001        NYSE    7.30%   Collateral Trust Bonds                  Due 2006     NYSE
6.75%   Collateral Trust Bonds  Due 2001        NYSE    6.20%   Collateral Trust Bonds                  Due 2008     NYSE
6.70%   Collateral Trust Bonds  Due 2002        NYSE    5.75%   Collateral Trust Bonds                  Due 2008     NYSE
6.50%   Collateral Trust Bonds  Due 2002        NYSE    5.70%   Collateral Trust Bonds                  Due 2010     NYSE
5.00%   Collateral Trust Bonds  Due 2002        NYSE    7.20%   Collateral Trust Bonds                  Due 2015     NYSE
5.95%   Collateral Trust Bonds  Due 2003        NYSE    6.55%   Collateral Trust Bonds                  Due 2018     NYSE
5.30%   Collateral Trust Bonds  Due 2003        NYSE    9.00%   Collateral Trust Bonds, Series V        Due 2021     NYSE
6.00%   Collateral Trust Bonds  Due 2004        NYSE    7.35%   Collateral Trust Bonds                  Due 2026     NYSE
6.375%  Collateral Trust Bonds  Due 2004        NYSE    8.00%   Quarterly Income Capital Securities     Due 2045     NYSE
5.50%   Collateral Trust Bonds  Due 2005        NYSE    7.65%   Quarterly Income Capital Securities     Due 2046     NYSE
6.125%  Collateral Trust Bonds  Due 2005        NYSE    7.375%  Quarterly Income Capital Securities     Due 2047     NYSE

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

	The Registrant has no stock.

 _____________________________________________________________________________
                               TABLE OF CONTENTS
Part No.  Item No.                                                        Page

   I.       1.      Business                                                1
                        General                                             1
                        Members                                             1
                           Distribution Systems                             2
                           Power Supply Systems                             3
                           Service Organizations and Associate
                              Member Systems                                3
                           Telecommunications Systems                       3
                        Loan Programs                                       3
                           Interest Rates on Loans                          5
                           Electric Loan Programs                           5
                           Telecommunications Loan Programs                 6
                           RUS Guaranteed Loans                             7
                           Largest Borrowers                                7
                           Credit Limitation                                8
                           Loan Security                                    8
                           Conversion of Loans                              8
                           Prepayment of Loans                              8
                           Pledging of Loans                                9
                        Guarantee Programs                                  9
                           Guarantees of Long-Term Tax-Exempt Bonds         9
                           Guarantees of Lease Transactions                 9
                           Guarantees of Tax Benefit Transfers             10
                           Other Guarantees                                10
                        CFC Financing Factors                              10
                           Members' Subordinated Certificates              10
                           Members' Equity                                 11
                           Debt Issuance                                   11
                           Interest Rate and Currency Exchange Agreements  11
                           Revolving Credit Agreements                     11
                        Tax Status                                         12
                        Investment Policy                                  12
                        Employees                                          13
                        CFC Lending Competition                            13
                        Member Regulation and Competition                  13
                        The RUS Program                                    16
                        Member Financial Data                              16
            2.      Properties                                             25
            3.      Legal Proceedings                                      25
            4.      Submission of Matters to a Vote of Security Holders    25
  II.       5.      Market for the Registrant's Common Equity and
                          Related Stockholder Matters                      26
            6.      Selected Financial Data                                26
            7.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations    27
           7A.      Quantitative and Qualitative Disclosures About
                          Market Risk                                      42
            8.      Financial Statements and Supplementary Data            42
            9.      Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure              42
 III.      10.      Directors and Executive Officers of the Registrant     43
           11.      Executive Compensation                                 47
           12.      Security Ownership of Certain Beneficial Owners and
                          Management                                       49
           13.      Certain Relationships and Related Transactions         49
  IV.      14.      Exhibits, Financial Statement Schedules, and Reports
                          on Form 8-K                                      50

                                    Part I

Item 1.   Business.

General

National Rural Utilities Cooperative Finance Corporation ("CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a dependable source of low cost capital and state-of-the-art financial products and services. CFC provides its members with a source of financing to supplement the loan programs of the Rural Utility Service ("RUS") of the United States Department of Agriculture.
CFC will also lend 100% of the loan requirement for those members electing not to borrow from RUS. CFC is owned by and makes loans primarily to its rural utility system members ("Utility Members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides guarantees to its members for tax-exempt financings of pollution control facilities, properties constructed or acquired by its members, taxable debt in connection with certain leases and various other transactions. CFC is exempt from federal income taxes under the provisions of IRS code section 501(c)(4). CFC has formed two affiliated corporations that are controlled by CFC through majority representation on the companies' boards of directors.

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

Guaranty Funding Cooperative ("GFC") was organized in December 1991 as a taxable cooperative association owned by its member rural electric systems and CFC to provide a source of funds for members to refinance the RUS guaranteed debt previously held by the Federal Financing Bank of the United States Treasury ("FFB"). GFC is a controlled affiliate of CFC (the majority of its directors are appointed by CFC). All loans from GFC are guaranteed by RUS. CFC is the sole source of external funding for GFC.

Except as indicated, financial information presented herein includes CFC, RTFC and GFC on a combined basis.

CFC provides financing for rural utility cooperatives and companies. There are two primary segments of CFC's business, rural electric lending and rural telecommunications lending. Lending to electric cooperatives is done through CFC and GFC and lending to telecommunications organizations is done through RTFC. In many cases, the customers of the electric cooperatives are also the customers of the telecommunications organizations, as both sets of members serve the rural areas of the United States.

Members

CFC had 1,057 members as of May 31, 1999, including 908 Utility Members, virtually all of which are consumer-owned cooperatives, 76 service members and 73 associate members. The Utility Members included 838 distribution systems and 70 generation and transmission ("power supply") systems operating in 48 states and U.S. territories.

CFC currently has five classes of members:
* Class A - cooperative or nonprofit distribution systems;
* Class B - cooperative or nonprofit power supply systems;
* Class C - statewide and regional associations which are wholly-owned or controlled by Class A or Class B members;
* Class D - national associations of cooperatives; and
* Class E - associate members - nonprofit groups or entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide non-electric services primarily for the benefit of ultimate consumers. Associate members are not entitled to vote at any meeting of the members and are not eligible to be represented on CFC's Board of Directors.

RTFC had 531 members as of May 31, 1999. Membership in RTFC is limited to CFC and commercial or cooperative (non-profit) telecommunications systems eligible to receive loans or other assistance from RUS and which are engaged (or plan to be engaged) in providing telecommunication services to ultimate users and affiliates of such corporations.

GFC had three members as of May 31, 1999. Membership in GFC is limited to CFC and cooperative or nonprofit Utility Member systems who have refinanced all or a portion of their FFB debt through CFC.

Set forth below is a table showing by state or U.S. territory the total number of CFC, RTFC and GFC members (memberships in each other have been eliminated and corporations which belong to more than one of CFC, RTFC and GFC have been counted only once), the percentage of total loans and the percentage of total loans and guarantees outstanding at May 31, 1999.

                    Number           Loan and                      Number               Loan and
                      of      Loan   Guarantee                       of         Loan     Guarantee
                    Members    %        %                          Members       %         %

Alabama                31     1.5%     1.7%       Montana            39          1.7%     1.5%
Alaska                 29     1.5%     1.3%       Nebraska           40          0.1%     0.1%
American Samoa          1     0.0%     0.0%       Nevada              5          0.6%     0.5%
Arizona                21     0.6%     0.9%       New Hampshire       7          1.9%     1.7%
Arkansas               30     3.1%     3.5%       New Jersey          1          0.1%     0.0%
California             11     0.4%     0.4%       New Mexico         26          0.6%     0.6%
Colorado               38     2.7%     2.5%       New York           15          0.1%     0.1%
Connecticut             1     0.0%     0.0%       North Carolina     45          4.5%     4.7%
Delaware                2     0.1%     0.1%       North Dakota       36          0.4%     0.3%
District of Columbia    7     1.9%     1.7%       Ohio               40          2.3%     2.0%
Florida                21     3.4%     4.9%       Oklahoma           52          2.6%     2.6%
Georgia                74     7.9%     7.1%       Oregon             39          1.9%     1.7%
Guam                    1     0.0%     0.0%       Pennsylvania       24          0.8%     0.8%
Idaho                  16     0.8%     0.7%       South Carolina     38          4.1%     3.7%
Illinois               57     3.8%     3.4%       South Dakota       52          1.3%     1.2%
Indiana                54     1.3%     2.0%       Tennessee          27          0.7%     0.7%
Iowa                  123     2.2%     2.0%       Texas             116         13.5%    12.8%
Kansas                 53     2.1%     2.1%       Utah               11          4.7%     4.6%
Kentucky               35     1.6%     2.6%       Vermont             9          0.4%     0.3%
Louisiana              18     1.5%     1.4%       Virgin Islands      1          2.7%     2.4%
Maine                   9     0.4%     0.3%       Virginia           28          2.2%     2.4%
Maryland                2     0.9%     0.8%       Washington         20          0.6%     0.6%
Massachusetts           2     0.0%     0.0%       West Virginia       5          0.0%     0.0%
Michigan               26     2.0%     1.8%       Wisconsin          66          1.8%     1.6%
Minnesota              77     4.0%     4.4%       Wyoming            15          1.0%     1.0%
Mississippi            26     2.1%     2.2%       Total           1,588        100.0%   100.0%
Missouri               66     3.6%     4.3%

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

Power Supply Systems
Power supply systems are utilities which purchase or generate electric power and provide it wholesale to distribution systems for delivery to the ultimate retail consumer. Of the 64 operating power supply systems financed in whole or in part by RUS or CFC at December 31, 1998, 63 were cooperatives owned directly or indirectly by groups of distribution systems and 1 was government owned. Of this number, 39 had generating capacity of at least 100 megawatts, and 10 had no generating capacity. Nine of the 10 systems with no generating capacity operated transmission lines to supply certain distribution systems. Certain other power supply systems had been formed but did not yet own generating or transmission facilities.

At December 31, 1998, the 58 power supply systems reporting to CFC owned interests in 147 generating plants representing generating capacity of approximately 32,036 megawatts, or approximately 4.1% of the nation's estimated electric generating capacity, and served 695 RUS distribution system borrowers. Certain of the power supply systems which lease generating plants from others operate these facilities to produce their power requirements. Of the power supply systems' total generating capacity in place as of December 31, 1998, steam plants accounted for 90% (including nuclear capacity representing approximately 8.2% of such total generating capacity), internal combustion plants accounted for 7.8% and hydroelectric plants accounted for 2.2%.

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

Telecommunications Systems
Telecommunications systems include not-for-profit cooperative organizations and for-profit commercial organizations that provide telecommunications services to rural areas.

Independent rural telecommunications companies provide service in the majority of America's rural areas. These companies, which number approximately 1,050, are called independent because they are not affiliated with the Bell operating companies or other large holding companies. The majority of these independent rural telecommunications companies are small, family-owned or privately-held commercial companies. A handful of these commercial companies are publicly traded. In addition, there are approximately 250 not-for-profit cooperative telecommunications companies.

Rural telecommunications companies serve approximately 1.2 million business customers and 4.4 million residential customers in 44 states and U.S. territories, and range in size from fewer than 50 customers to more than 50,000. Rural telecommunications companies' annual operating revenues range from less than $100,000 to $50 million. In addition to basic telecommunications service, most independents offer other communications services ranging from wireless to cable TV to internet access. Most rural telecommunications companies' networks are state-of-the-art, incorporating digital switching, fiber optics and other advanced technologies.

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

Generally, borrowers are required to forward annual audited financial statements to CFC. Borrowers also must supply various other representations in an officer's certificate, and maintain certain levels of financial performance as prescribed under each loan program.

Set forth below is a table showing loans outstanding to borrowers as of May 31, 1999, 1998 and 1997 and the weighted average interest rates thereon and loans committed but unadvanced to borrowers at May 31, 1999.

                                                                                                               Loans committed
(Dollar amounts in thousands)                       Loans outstanding and weighted average interest rates     but unadvanced at
                                                                      thereon at May 31,                         May 31, 1999
                                                         1999                  1998                 1997            (A)(B)
Long-term fixed rate secured loans(C)(D):
Electric systems                               $ 6,797,786   6.69%   $ 4,289,629   7.02%   $ 2,827,417   7.27%   $   198,010
Telecommunication systems                        1,258,458   6.88%       222,733   8.05%       148,566   8.53%             -
Total long-term fixed rate secured loans         8,056,244   6.72%     4,512,362   7.07%     2,975,983   7.33%       198,010
Long-term variable rate secured loans (E):
Electric systems                                 2,334,878   5.85%     3,209,815   6.55%     3,593,828   6.55%     6,806,682
Telecommunication systems                        1,096,312   6.43%     1,131,561   6.65%       875,135   6.65%       561,442
Total  long-term variable rate secured loans     3,431,190   6.04%     4,341,376   6.57%     4,468,963   6.57%     7,368,124
Refinancing variable rate loans guaranteed by RUS:
Electric systems                                   130,940   5.87%       133,195   6.36%       137,984   6.49%             -
Intermediate-term secured loans:
Electric systems                                   198,894   6.62%       151,202   7.39%       226,107   6.70%        80,411
Telecommunication systems                              686   6.42%            86   7.25%             -      -              -
Total intermediate-term secured loans              199,580   6.50%       151,288   7.39%       226,107   6.70%        80,411
Intermediate-term unsecured loans:
Electric systems                                   102,221   6.26%       198,121   6.70%       115,989   6.70%       219,248
Telecommunication systems                           12,809   6.42%        15,495   7.25%        13,683   7.25%        11,680
Total intermediate-term unsecured loans            115,030   6.28%       213,616   6.74%       129,672   6.76%       230,928
Line of credit loans (F):
Electric systems                                   850,039   5.99%       688,995   6.70%       539,527   6.70%     4,392,012
Telecommunication systems                          342,074   6.66%       205,026   7.25%        61,779   7.25%       538,619
Total line of credit loans                       1,192,113   6.19%       894,021   6.83%       601,306   6.76%     4,930,631
Nonperforming loans:
Electric systems (G)                                 1,643   5.55%         4,080   6.41%         9,428   6.75%             -
Restructured loans:
Electric systems (H)                               576,662   3.90%       329,538   7.17%       361,961   8.32%             -
Total loans                                     13,703,402   6.37%    10,579,476   6.70%     8,911,404   6.81%    12,808,104
Less:  Allowance for loan losses                   212,203               250,131               233,208                     -
Net loans                                      $13,491,199           $10,329,345           $ 8,678,196           $12,808,104
Total by member class:
Distribution                                   $ 8,714,742           $ 7,257,330           $ 6,274,096           $ 9,264,001
Power supply                                     1,895,712             1,489,908             1,295,582             2,030,918
Statewide and associate                            382,609               257,337               242,563               401,444
Telecommunication systems                        2,710,339             1,574,901             1,099,163             1,111,741
Total                                          $13,703,402           $10,579,476           $ 8,911,404           $12,808,104

_____________________________

(A) The interest rates in effect at August 1, 1999, on loans to electric members were 8.10% for long-term loans with a seven-year fixed rate term, 6.30% on variable rate long-term loans and 6.45% on intermediate-term loans and lines of credit. The rates in effect at August 1, 1999, on loans to telecommunication organizations were 8.15% for long-term loans with a seven-year fixed rate term, 6.40% on long-term variable rate loans, 7.00% on intermediate-term loans and 7.00% on lines of credit.

(B) Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. Long-term unadvanced commitments that do not have an interest rate associated with the commitment have been listed with the variable rate loans. The type of interest rate, fixed or variable, is determined at the time the loan is advanced.

(C) Includes $161.9 million, $121.6 million and $38.4 million of unsecured loans at May 31, 1999, 1998 and 1997.

(D) During fiscal year 2000, $291.6 million of such outstanding fixed rate loans, which currently have a weighted average interest rate of 6.48% per annum, will become subject to rate adjustment. During the first quarter of calendar year 1999, long-term fixed rate loans totaling $105.2 million had their interest rates adjusted. The interest rate on these loans will be eligible to be adjusted again during the first quarter of calendar year 2000 to the lowest long-term fixed rate offered during 1999 for the term selected. At January 1, 1999 and May 31, 1999, the seven-year long-term fixed rate was 6.05% and 7.65%, respectively.

(E) Includes $39.2 million, $53.3 million and $112.4 million of unsecured loans at May 31, 1999, 1998 and 1997.

(F) Includes $277.5 million, $81.4 million and $99.1 million of secured loans at May 31, 1999, 1998 and 1997.

(G) The rates on nonperforming loans are the weighted average of the stated rates on such loans as of the dates shown and do not necessarily represent the interest recognized by CFC from such loans.

(H) The rate on restructured loans for 1999 represents the effective interest rate provided by the minimum cashflow payments. The interest rates on restructured loans for 1998 and 1997 are the weighted average of the stated rates on restructured loans.

Interest Rates on Loans
CFC's goal as a non-profit cooperatively-owned finance company is to set its rates at levels that will provide its members with the lowest cost financing as well as to maintain sound financial results required to obtain high credit ratings on its debt instruments. CFC sets its interest rates based on the cost of funding plus provisions for general and administrative expenses, the loan loss allowance and a reasonable net margin. Various discounts from the stated interest rates are available to borrowers meeting certain criteria related to performance, number of creditors and loan volume.

Set forth below are the weighted average interest rates earned by CFC (recognized on a cash basis in the case of nonperforming and restructured loans) on all loans outstanding during the fiscal years ended May 31:

                    INTEREST RATES EARNED ON LOANS

                                     1999    1998    1997

Long-term fixed rate                 6.69%   7.12%   7.65%
Long-term variable rate              6.20%   6.53%   6.25%
Telecommunication organizations      6.88%   7.05%   6.73%
Refinancing loans guaranteed by RUS  5.87%   6.32%   6.36%
Intermediate-term                    6.98%   7.08%   7.08%
Short-term                           6.26%   6.74%   6.40%
Associate members                    6.47%   6.65%   6.42%
Nonperforming (1)                    0.00%   0.00%   0.00%
Restructured                         1.73%   0.00%   0.56%

All loans                            6.51%   6.60%   6.58%

________________
(1) Rate does not reflect recognition of $12.5 million of deferred gain in 1999.

Electric Loan Programs

Long-Term Loans
Long-term loans are generally for terms of up to 35 years. A borrower can select a fixed interest rate for periods of one to 35 years or the variable rate. Upon the expiration of the selected fixed interest rate term, the borrower must select another fixed rate term for a period that does not exceed the remaining loan maturity or select the variable rate. A borrower may elect to switch its fixed rate loan to a variable rate loan at any time and may be subject to a conversion fee. A borrower may convert its variable rate loan to a fixed rate loan at any time, without a fee. Long-term fixed rates are set daily by CFC and the long-term variable rate is set on the first day of each month. The fixed rate on a loan is determined on the day the loan is advanced based on the rate term selected. A borrower may divide its loan into various mini-notes. The borrower then has the option of selecting a fixed or variable interest rate for each mini-note. Long-term loans are generally secured by a mortgage on all assets and revenues of the borrower on a pari passu basis with RUS. Long-term loans may be prepaid by the borrower at any time, subject to the payment of a prepayment premium.

To be eligible for long-term loan advances, distribution systems must maintain an average modified debt service coverage ratio ("MDSC"), as defined in the loan agreement, of 1.35 or greater. The distribution systems must also be in good standing with CFC and their states of incorporation, supply evidence of proper corporate authority and deliver to CFC annual audited financial statements. Generally, the minimum eligibility requirements for power supply systems are an average times interest earned ratio ("TIER") and MDSC, as described in the loan agreement, of 1.0. Loans to power supply systems are considered on a case by case basis depending on the amount of the loan, the intended use of funds, the financial condition of the borrower and any guarantees that may be provided by a third party, including RUS and the member distribution systems. CFC has in the past and may in the future make long-term loans to distribution and power supply systems that do not meet the minimum lending criteria. During the five years ended May 31, 1999, 1.3% of the dollar amount of long-term loans approved were to borrowers that did not meet the minimum lending criteria. During the five years ended May 31, 1999, CFC also approved loans totaling $867.0 million for discounted RUS note buyouts by four power supply systems. In these transactions, CFC obtained guarantees from the member distribution systems totaling $323.3 million.

Intermediate-Term Loans and Line of Credit Loans
Intermediate-term loans are generally for terms of one year to five years. Intermediate-term loans can be advanced at a fixed interest rate or at a variable interest rate. Line of credit loans may only be advanced at a variable interest rate. The intermediate-term loan and line of credit loan variable interest rate is set on the first day of each month. Intermediate-term loans may be secured or unsecured and line of credit loans are generally unsecured. Line of credit loans with maturities of greater than one year generally must be paid down to a zero outstanding balance for five consecutive days during each year. The rates on intermediate-term loans may not be converted from variable to fixed or from fixed to variable. Intermediate-term loans may be prepaid at any time, subject to the payment of a prepayment premium. Line of credit loans may be prepaid at any time, without a premium.

To be eligible for an intermediate-term loan or line of credit loan, distribution and power supply borrowers must be in good standing with CFC and demonstrate their ability to repay the loan.

Power Vision Program
Under the Power Vision program, an eligible borrower is pre-approved for long-term, secured financing, in an aggregate amount that can be drawn down in increments as requested by the borrower over a five-year period. All necessary approvals, administration and loan documentation are obtained or put into place at the time the credit facility is established, and the borrower has significant flexibility in determining the size and terms of each loan requested under the facility. CFC does not charge its members a commitment fee on amounts approved under the Power Vision program. A borrower must meet loan eligibility criteria at the time of any advance under the Power Vision program.

Telecommunications Loan Programs

Long-Term Loans
CFC makes long-term loans to rural telecommunications companies and their affiliates for the acquisition of and the construction or upgrade of wireline telecommunications systems, wireless telecommunications systems, fiber optic networks and cable television systems as well as other legitimate corporate purposes. Long-term loans are generally for periods of up to 15 years. Loans may be advanced at a fixed or variable interest rate. Fixed rates are generally available for periods from 1 year to 15 years. Upon the expiration of the selected fixed interest rate term, the borrower must select another fixed rate term for a period that does not exceed the remaining loan maturity or select the variable rate. A borrower may elect to switch its fixed rate loan to a variable rate loan at any time and may be subject to a conversion fee. A borrower may convert its variable rate loan to a fixed rate loan at any time, without a fee. Long-term fixed rates for telecommunications loans are set daily by CFC and the long-term variable rate is set on the first day of each month. The fixed rate on a loan is determined on the day the loan is advanced based on the rate term selected. A borrower may divide its loan into various mini-notes. The borrower then has the option of selecting a fixed or variable interest rate for each note. Long-term loans are generally secured by a mortgage on all assets and revenues of the borrower and may be further supported by guarantees from affiliated companies. Long-term loans may be prepaid by the borrower at any time, subject to the payment of a prepayment premium.

A wireline telecommunications system generally must be able to demonstrate the ability to achieve and maintain an annual debt service coverage ratio ("DSC") and an annual TIER of 1.25 and 1.50, respectively, to borrow from CFC. A cable television system, fiber optic network or cellular telecommunications system generally must be able to demonstrate the ability to achieve and maintain an annual DSC of 1.25 to borrow from CFC. Loans made to start-up ventures using emerging technologies are evaluated based on the quality of the business plan and the level and quality of credit support from established companies. Based on the business plan, specific covenants are developed for each transaction which require performance at levels sufficient to repay the CFC obligations under the approved terms.

Intermediate-Term Loans and Line of Credit Loans
CFC provides intermediate-term equipment financing to telecommunications borrowers for periods up to five years. These loans are provided on an unsecured basis and are used to finance the purchase and installation of central office equipment, support assets and other communications equipment. Intermediate-term equipment financing loans are generally made to operating telecommunications companies with an equity level of at least 25% of total assets and which have achieved a DSC ratio for each of the previous two calendar years of at least 1.75.

CFC also provides line of credit loans to telecommunications systems for periods of up to five years. These line of credit loans are typically in the form of a revolving line of credit which requires the borrower to pay off the balance for five consecutive business days at least once during each 12-month period. These line of credit loans are provided on an unsecured basis and are used primarily for normal cash management. Line of credit loans are available to telecommunications systems generally in amounts not to exceed the greater of 5% of total assets or 25% of equity in excess of 35% of total assets.

Interim financing line of credit loans are also made available to CFC telecommunications members which have an RUS and/or Rural Telephone Bank ("RTB") loan pending and have received approval from RUS to obtain interim financing. These loans are for terms up to 24 months and must be retired with advances from the RUS/RTB long-term loans.

RUS Guaranteed Loans
Congress enacted legislation which allowed certain systems to prepay existing borrowings from the FFB without prepayment penalties or fees. CFC established a program under which it made long-term loans to members for the purpose of prepaying these loans. Each note evidencing such a loan was issued to a trust which in turn issued certificates evidencing its ownership to CFC.
The principal and interest payments on these notes are guaranteed by RUS. Under RUS loan repayment regulations, the note rate may not exceed the rate borne by the system's prepaid borrowings from the FFB adjusted to reflect savings accrued since prepayment of the note compared with the rate on the prepaid borrowing. The systems are required to pay service fees to CFC in connection with these transactions. All of these certificates that have not been sold in public offerings have been transferred to GFC ($130.9 million outstanding at May 31, 1999). In addition, CFC services $150.1 million of these loans for trusts, the certificates of which have been sold in public offerings. The level of authority for RUS loan guarantees for the fiscal year ending September 30, 1999, was $700 million. Proposed levels for fiscal year 2000 range from $700 million to $1.5 billion. CFC may participate as an eligible lender in the RUS loan guarantee program under the terms and conditions of the Master Loan Guarantee and Servicing
Agreement, dated as of February 16, 1999, between RUS and CFC. Under this agreement, CFC may make long-term, secured loans to eligible members for periods of up to 35 years, at fixed or variable rates established by CFC.
As long as CFC is in compliance with the terms and conditions of the agreement, RUS will guarantee the principal and interest payments on the notes evidencing such loans.

Largest Borrowers
At May 31, 1999, the ten largest borrowers had outstanding loans from CFC totaling $2,241.5 million, which represented approximately 16.4% of CFC's total loans outstanding. At May 31, 1999, outstanding guarantees for these same ten borrowers totaled $702.7 million which represented 41.7% of CFC's total guarantees outstanding. CFC's ten largest credit exposures represented 19% of total exposure at May 31, 1999 and 1998. On those dates, no member had outstanding loans and guarantees in excess of 4.2% of the aggregate amount of CFC's outstanding loans and guarantees; however, one of the ten largest borrowers, Deseret Generation & Transmission Co-operative ("Deseret"), was operating under a restructure agreement (see Note 10 to Combined
Financial Statements). At May 31, 1999, total exposure to Deseret represented 4.1% of total loans and guarantees outstanding. Loans outstanding to Deseret accounted for 4.2% of total loans outstanding. Guarantees outstanding to Deseret accounted for 3.3% of total guarantees outstanding. Total loans and guarantees outstanding to Deseret equaled 36.1% of total Members' Equity, Members' Subordinated Certificates and the allowance for loan losses.

Credit Limitation
CFC maintains credit underwriting standards and other on-going credit procedures so that, under reasonable "worst case" scenarios, any potential loss to a single borrower should not exceed 10% of CFC's defined net worth. CFC calculates a weighted total exposure for each borrower by applying a risk factor to each category of exposure and giving the borrower credit for its Members Subordinated Certificates and equity investments in CFC. The weighted exposure is then compared against the credit limitation, 10% of CFC's defined net worth. CFC's defined net worth is the sum of Members' Equity, Members' Subordinated Certificates and the allowance for loan losses. As of May 31, 1999, all borrowers were within CFC's policy limit.

Loan Security
CFC typically makes long-term loans to its members on a secured basis. Intermediate-term loans may be secured, as determined on a case by case basis. Line of credit loans are generally unsecured. At May 31, 1999, a total of $1,230.7 million of loans were unsecured representing 9.1% of total loans and 8.1% of total loans and guarantees. CFC's long-term loans are typically secured pro-rata with other secured lenders (primarily RUS) by all assets and future revenues of the borrower. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

In the case of members whose property is subject to the new form of RUS mortgage which has been issued to borrowers since January 1996, no RUS approval of the loan is required if certain objective tests set forth in the mortgage are met. In August 1998, RUS promulgated regulations which provide that no RUS approval is required for a loan made to a member whose property is subject to the pre-1996 form of RUS mortgage, so long as the objective tests set forth in the new form of RUS mortgage are met. In all other cases, RUS approval of the loan is required, even in the case of a 100% CFC loan, in order to accommodate RUS's mortgage lien so that CFC may share ratably in the security provided by the mortgaged property. CFC and RUS are then mortgagees in common, entitled to the security in proportion to the unpaid principal amounts of their respective loans. Mortgages do not require that the value of the mortgaged property be equal to the obligations secured thereby.

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

Security for long-term loans made to RUS telecommunications borrowers generally consists of a first mortgage lien on the assets and revenues of the system on a pari passu basis with RUS. Security from non-RUS telecommunications borrowers is considered on a case-by-case basis, but generally a loan will not exceed 80% of the estimated value of the collateral. At May 31, 1999, a total of $215.1 million or 7.9% of CFC's telecommunications loans outstanding were unsecured.

Conversion of Loans
A borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time, without a fee. A borrower may convert a fixed rate to another fixed rate for a longer pricing term at any time, without a fee. A borrower is allowed to convert a fixed interest rate to a variable interest rate at any time, subject to a fee. Intermediate-term loans and line of credit loans do not offer conversion options. There is no fee on the conversion of a fixed interest rate to a variable interest rate at the end of a fixed rate pricing term. The fee on the conversion of a fixed interest rate to a variable interest rate at all other times ranges from 25 to 50 basis points of the outstanding loan amount plus an amount to cover the funding loss on the remainder of the current fixed rate pricing term.

Prepayment of Loans
Borrowers may prepay long-term loans at any time, subject to the payment of a prepayment premium. Long-term loans prepaid before the maturity of the fixed rate term will be assessed a prepayment premium ranging from 33 to 50 basis points of the outstanding loan balance at the time of prepayment. In addition, long-term loans with a fixed interest rate which have a rate greater than the current rate for the same remaining term will be assessed a premium to cover funding losses. Line of credit loans may be prepaid at any time without a premium.

Pledging of Loans
CFC pledges long-term secured distribution member loans as collateral to secure its Collateral Trust Bonds. CFC must maintain collateral on deposit with the trustee in a principal amount at least equal to the balance of Collateral Trust Bonds outstanding. At May 31, 1999 and 1998, CFC had $3,016.9 million and $1,930.9 million, respectively, of collateral on deposit and $2,996.3 million and $1,902.1 million of Collateral Trust Bonds outstanding. CFC may withdraw specific collateral at any time, provided that the principal balance of notes or cash or eligible securities on deposit after withdrawal is greater than the amount of bonds outstanding. At least annually, CFC provides the trustee with a report of the principal amount of all collateral pledged.

Guarantee Programs

Substantially all guarantees have been provided on behalf of power supply members. Set forth below is a table showing CFC's guarantees:

                                                  May 31,
(Dollar amounts in thousands)        1999          1998      1997
Long-term tax-exempt bonds       $1,062,185*  $1,148,500*  $1,190,925*
Debt portions of leveraged
            lease transactions      174,961      437,175      418,916
Indemnifications of tax
            benefit transfers       285,169      312,771      338,264
Other guarantees                    162,150      136,048      132,566
Total                            $1,684,465   $2,034,494   $2,080,671
__________________________
* Includes $947.3 million, $1,017.8 million and $1,043.2 million at May 31, 1999, 1998 and 1997, respectively, of adjustable rate pollution control bonds which can be tendered for purchase at specified times at the option of the holders (in the case of $244.1 million, $252.8 million and $260.7 million of such bonds outstanding at May 31, 1999, 1998 and 1997, respectively, at any time on seven days' notice; in the case of $225.6 million, $235.6 million and $242.3 million outstanding at May 31, 1999, 1998 and 1997, respectively, at any time on a minimum of one day's notice; and in the case of the remainder on a five-week or semiannual basis). CFC has agreed to purchase any bonds that cannot be remarketed. Since the inception of the program, CFC has not been required to purchase any bonds.

Guarantees of Long-Term Tax-Exempt Bonds
CFC has guaranteed debt issued in connection with the construction or acquisition by CFC members of pollution control, solid waste disposal, industrial development and electric distribution facilities. Such debt is issued by governmental authorities and the interest thereon is exempt from Federal taxation. The proceeds of the offering are made available to the member system, which in turn is obligated to pay the governmental authority amounts sufficient to service the debt. The debt, which is guaranteed by CFC, may include short- and long-term obligations.

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

Other Guarantees
CFC may provide other loans and guarantees as requested by its members. Such loans and guarantees will generally be made on a secured basis with interest rates and guarantee fees set to cover CFC's cost of capital, general and administrative expenses, a provision for loan losses and maintenance of a reasonable margin.

CFC Financing Factors

CFC funds its loan programs through retained margins for the current year, allocated but unretired Patronage Capital (Members' Equity investments), Members' Subordinated Certificate investments and issuance of debt to members and in the capital markets. The following table details the funds outstanding, percentage of total capitalization and the average interest rate on funds outstanding at May 31, 1999, 1998 and 1997.

(Dollar amount in thousands)                    1999                        1998                         1997
                                                  %   Average                 %   Average                  %   Average
                                      Amount     of   Interest   Amount      of   Interest     Amount     of   Interest
                                   Outstanding  Total   Rate   Outstanding  Total   Rate    Outstanding  Total  Rate
Commercial Paper (1)               $ 6,246,243   45%   4.94%  $ 5,865,904    55%    5.54%   $5,607,373    62%   5.64%
Collateral Trust Bonds               2,996,299   22%   6.42%    1,897,688    18%    6.79%    1,149,192    13%   7.18%
Medium-Term Notes                    2,625,286   19%   6.10%    1,109,258    10%    6.31%      615,396     7%   6.48%
Quarterly Income Capital Securities    400,000    3%   7.62%      200,000     2%    7.87%      125,000     1%   8.00%
Members' Subordinated Certificates   1,239,816    9%   3.25%    1,229,166    12%    3.70%    1,212,486    14%   4.29%
Members' Equity                        294,953    2%      -       279,278     3%       -       271,594     3%      -

        Total                      $13,802,597  100%   5.30%  $10,581,294   100%    5.53%   $8,981,041   100%   5.57%

________________________
(1) Includes $375.0 million, $185.0 million and $115.0 million of Bank Bid Notes for 1999, 1998 and 1997, respectively.

Members' Subordinated Certificates

As a Condition of Membership
Generally, members are required to purchase Membership Subordinated Certificates as a condition of membership. The amount of certificates required to be purchased is determined by applying a formula to the member's operations for a period of time, generally 15 years. The Membership Subordinated Certificates generally mature in 100 years from issuance and pay interest at a rate of 5%. At May 31, 1999, CFC had a total of $641.9 million in Membership Subordinated Certificates outstanding. A small portion of these certificates mature 50 years from issuance and pay interest at a rate of 3%.

As a Condition of Borrowing
Distribution system members may be required to purchase, on long-term loans, a Loan Subordinated Certificate for up to 3% of the loan amount. The amount of the required certificate purchase is determined by the member's leverage ratio with CFC and the type of loan selected. Power supply system members may be required to purchase a Loan Subordinated Certificate of up to 12% of the loan amount. Telecommunications systems and associate members are required to purchase, on long-term loans, Loan Subordinated Certificates equal to 5% of each loan advance. These certificates do not pay interest, but amortize annually based on the outstanding loan balance. This amortization amount is paid back to the member annually. At May 31, 1999, CFC had a total of $422.8 million of Loan Subordinated

Certificates outstanding. A small portion of these certificates, issued prior to policy changes, mature at the same time as the loan and pay interest at a rate of 3%.

As a Condition of Receiving a Guarantee
Members may be required to purchase a Guarantee Subordinated Certificate of up to 12% of the principal amount of the guarantee. The Guarantee Subordinated Certificates mature at the same time as the guarantee. The certificates pay interest at a rate to be determined in each transaction.
At May 31, 1999, CFC had a total of $175.1 million of Guarantee Subordinated Certificates outstanding.

Members' Equity

Patronage Capital
CFC is required by law to have a methodology to allocate its net margins to its members. CFC allocates substantially all of its net margins annually based on the members' Patronage Capital of CFC during the year. The Patronage Capital allocations are maintained by CFC and used to fund operations until retired. Currently CFC retires 70% of the prior year's net margins during the first quarter of the current year and holds the remaining 30% for a period of 15 years. All retirements must be authorized by the Board of Directors with regard to CFC's financial condition. CFC allocates and retires net margins to its affiliated organization, RTFC, which in turn allocates its net margins, including the CFC retirement, to its members under similar policies. At May 31, 1999, CFC had a total of $290.6 million of allocated, but unretired net margins, which along with the education fund reserve and membership fees comprise total of Members' Equity.

Debt Issuance

Debt Issued in the Capital Markets
CFC issues long- and short-term debt in the domestic and foreign capital markets. CFC issues long-term secured Collateral Trust Bonds for periods of 2 years to 30 years, unsecured Medium-Term Notes for periods of 9 months to 30 years, unsecured Quarterly Income Capital Securities for periods of up to 49 years and unsecured Commercial Paper for periods of 1 to 270 days. CFC also enters into Bank Bid Note arrangements with banks. CFC's Collateral Trust Bonds, Medium-Term Notes, Quarterly Income Capital Securities and Commercial Paper all carry investment grade ratings from three rating agencies (see table in the Management Discussion and Analysis section, page 39).

Debt Issued to Members
CFC sells unsecured Commercial Paper and Medium-Term Notes to its members. Commercial Paper is sold for periods of up to 270 days and Medium-Term Notes are sold for periods of 9 months to 30 years. Rates for both securities are set daily by CFC.

Interest Rate and Currency Exchange Agreements
CFC will enter interest rate and currency exchange agreements when required by certain transactions. CFC also uses interest rate exchange agreements as part of its funding strategy to match the interest rate paid on its liabilities with the interest rate received on its assets. At May 31, 1999, CFC was a party to $2,796.0 million of interest rate exchange agreements and $390.3 million of currency exchange agreements (see Note 5 to the Combined Financial Statements).

Revolving Credit Agreements
As of May 31, 1999, CFC had three revolving credit agreements totaling $4,792.5 million which are used principally to provide liquidity support for CFC's outstanding Commercial Paper, Commercial Paper issued by NCSC and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed for its members and its standby purchase obligations.

Two of these agreements are with 53 banks, with J.P. Morgan Securities, Inc. and The Bank of Nova Scotia as Co-Syndication Agents, and Morgan Guaranty Trust Company of New York as Administrative Agent. Under the five-year agreement, executed in November 1996, CFC can borrow up to $2,402.5 million until November 26, 2001. On November 24, 1998, the 364-day agreement was renewed with J.P. Morgan Securities, Inc. and The Bank of Nova Scotia as Co-Lead Arrangers and Co-Syndication Agents, Morgan Guaranty Trust Company of New York as Administrative Agent, and Banc of America Securities LLC and the First National Bank of Chicago as Co-Documentation Agents. Under the 364-day agreement, CFC can borrow up to $1,940.0 million until November 23, 1999. Any amounts outstanding under these facilities will be due on the respective maturity dates.

A third revolving credit agreement for $450.0 million was executed on November 25, 1998 with nine banks, including The Bank of Nova Scotia as Lead Arranger and Administrative Agent ("the BNS facility") and the Chase Manhattan Bank, N.A. as Documentation Agent. This agreement has a 364-day revolving credit period which terminates November 24, 1999 during which CFC can borrow and such borrowing may be converted to a 1-year term loan at the end of the revolving credit period.

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

The revolving credit agreements require CFC among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,373.9 million at May 31, 1999, an increase of $17.2 million compared to the $1,356.7 million required at May 31, 1998. Each year, the required amount of Members' Equity and Members' Subordinated Certificates is increased by 90% of net margins not distributed to members. CFC is also required to maintain an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and may not retire Patronage Capital unless CFC has achieved a fixed charge coverage ratio of 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity and subordinated debt and restrict, with certain exceptions, the creation by CFC of liens on its assets and contain certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination date. As of May 31, 1999, CFC was in compliance with all covenants and conditions. To date, CFC has not drawn on its lines of credit.

Based on the ability to borrow under the five year facility, at May 31, 1999 and May 31, 1998, CFC classified $2,402.5 million and $2,345.0 million, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,402.5 million of notes payable outstanding during the next 12 months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions therein.

Set forth below are the weighted average costs incurred by CFC on its short-term borrowings (Commercial Paper and Bank Bid Notes) and on its long-term borrowings (Collateral Trust Bonds, Medium-Term Notes, Quarterly Income Capital Securities and debt supported by interest rate swaps) for the period shown.
                                             Years Ended May 31,
                                            1999    1998    1997

   Short-term borrowings                    5.36%   5.73%   5.54%
   Long-term borrowings                     6.09%   6.74%   7.36%
   Total short- and long-term borrowings    5.73%   6.03%   5.99%

Tax Status

In 1969, CFC obtained a ruling from the Internal Revenue Service (the "IRS") recognizing CFC's exemption from the payment of Federal income taxes under
Section 501(c)(4) of the Internal Revenue Code. Such exempt status could be removed as a result of changes in legislation or in administrative policy or as a result of changes in CFC's business. CFC believes that its operations have not changed materially from those described to the IRS. CFC's affiliates, RTFC and GFC, are taxable under Subchapter T of the Internal Revenue Code. RTFC and GFC are allowed a deduction from taxable income for the amount of net margins allocated to their members.

Investment Policy

Surplus funds are invested pursuant to policies adopted by CFC's Board of Directors. Under present policy, surplus funds may be invested in direct obligations of or guaranteed by the United States or agencies thereof. Investments include high-rated securities such as Commercial Paper, obligations of foreign governments, Eurodollar deposits, bankers' acceptances, bank letters of credit, certificates of deposit or working capital acceptances. The policy also permits investments in certain types of repurchase agreements with highly rated financial institutions, whereby the assets consist of eligible securities of a type listed above set aside in a segregated account. CFC typically has two types of funds available for investment: (1) the debt service reserve funds held by the trustee under the indenture under which CFC formerly issued Collateral Trust Bonds (the "1972 Indenture"), used to make bond interest and sinking fund payments; and (2) member loan payments and Commercial Paper investments in excess of daily cash funding requirements. Debt service reserve funds are invested with maturities scheduled to coincide with interest and sinking fund payment dates.

Employees

At May 31, 1999, CFC had 182 employees, including engineering, financial and legal personnel, management specialists, credit analysts, accountants and support staff. CFC believes that its relations with its employees are good.

CFC Lending Competition

According to annual financial statements filed with CFC, its electric cooperative distribution and power supply member systems had a total of $41.7 billion in long-term debt outstanding at December 31, 1998. RUS is the dominant lender to the electric cooperative industry with $28.8 billion or 69% of the total outstanding debt. RUS currently prices the majority of its insured loans to distribution systems based on a municipal government obligation index, prices hardship loans at a rate of 5% and provides guarantees of loans to its electrical cooperatives by others, principally the FFB. Under the insured loan program, RUS typically does not lend the full amount of debt requested by the cooperative, requiring the cooperative to seek supplemental lending from private capital sources. The amount of funding proposed for the insured loan program for fiscal year 2000 ranges from $366.5 million to $416.5 million. The amount approved for the prior year was $366.5 million. The amount proposed for RUS guaranteed loans for fiscal year 2000 ranges from $700 million to $1.5 billion. CFC and other lenders are not in competition with RUS, but rather compete for the supplemental lending requirement, as well as for the full lending requirement for those cooperatives that have decided not to borrow from RUS. Under the hardship program, RUS lends 100% of the amount. Under the guarantee program, RUS will guarantee the repayment of all principal and interest by the cooperative. At December 31, 1998, CFC had a total of $11.1 billion of long-term exposure to distribution and power supply member systems, $9.2 billion of long-term loans and $1.9 billion of guarantees outstanding. CFC's $11.1 billion long-term exposure represented 27% of the total long-term debt outstanding to these electric systems. The guarantees represent CFC's assurances of payment on long-term debt to third party lenders on behalf of its electric cooperative members. The remaining $1.8 billion was outstanding from other sources. During fiscal year 1999, CFC was selected as the lender for 91% of the total supplemental lending requirement (not including amounts lent by FFB). During this same period, CFC was selected as lender for 98% of the total lent to distribution systems for the repayment of their RUS debt. CFC competes with other lenders primarily on price, and secondarily on the variety of options and additional services offered as well as its overall approach/relationship with its member/owners.

The competitive market for providing credit to the rural telecommunications industry is difficult to quantify, since many rural telecommunications companies are not RUS borrowers. At December 31, 1998, RUS had a total of $3.3 billion outstanding to telecommunications borrowers. The RTB, an instrumentality of the United States that provides supplemental financing to RUS borrowers and is managed by RUS, had a total of $1.3 billion outstanding. CFC is not in direct competition with RUS or RTB, but rather competes with other lenders for additional supplemental lending and for the full lending requirement of the rural telecommunications companies that have decided not to borrow from RUS or RTB or for projects not eligible for RUS or RTB financing. CFC's competition includes regional banks, government sponsored enterprises and insurance companies. At December 31, 1998, CFC had a total of $2.2 billion in long-term loans outstanding to telecommunications borrowers. At December 31, 1998, to the best of CFC's knowledge, there was one other lender with a telecommunications loan portfolio of similar size to CFC's, but no other lenders to rural telecommunications borrowers with telecommunications loan portfolios of similar size to the RUS.

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

Currently five states are operating under customer choice laws. In four of these states (Pennsylvania, California, Massachusetts and New York), CFC has a total of 21 members (20 distribution systems and 1 power supply system).
In California, cooperatives are not required to offer customer choice and all 3 of CFC's distribution members located in the state have opted not to allow customer choice. In New York, cooperatives are not required to file competition plans with the State Public Utility Commission. CFC currently does not have any members in the fifth state, Rhode Island. In an additional 21 states, laws have been passed and open access is scheduled to be in effect by 2003. In these states, power supply systems with rates that are above market may be at risk of losing customer loads. The distribution systems in these states will continue to deliver power to the ultimate customer, regardless of who is supplying the power, the CFC member power supply system or some other power generator. Thus, CFC's distribution system members are not believed to be at significant risk due to the move to open customer access to power supply.

While customer choice laws have been passed in the above states, there are many factors that may delay or influence the choices that customers have available and the timing of true competition. One of the biggest factors will be the issue of stranded cost recovery. Stranded costs are the portion of the investment in generation and/or other facilities which in a competitive environment would be above market price and therefore not otherwise recoverable by the utility. The amount of stranded costs a system is allowed to recover, the timing of the recovery and the method of recovery will all affect the level of competition in a state. For instance, it is believed to be unlikely that residential customers will change to another utility if they have to pay a fee to cover the stranded investment the current utility incurred to provide them with power. So during the stranded cost recovery period, there may be very little residential competition in some states. The level of fee that systems will be allowed to charge other utilities for use of their transmission and distribution system may also impact the level of residential competition. Other issues that may delay competition include the following:

   -cooperatives are allowed to "opt out" of the provisions of the laws in some states;
   -utilities in many states will still be regulated regarding rates on non-competitive services, such as distribution;
   -many states will still regulate the borrowing by utilities;
   -FERC regulation of transmission; and
   -reconciling the differences in various state laws, so that out-of-state utilities can compete with in-state utilities.

The pace of states passing customer choice laws has slowed. As of July 1, 1999, there were 24 states that had neither passed customer choice laws nor comprehensive restructuring orders by the State Public Utility Commissions. The time required to pass such laws as well as the issues described above could significantly delay nationwide retail competition.

In addition to customer choice laws, some state agencies regulate electric cooperatives with regard to rates and borrowing. There are 16 states that regulate the rates electric systems charge. There are 19 states that regulate electric systems regarding the issuance of long-term debt and there are 5 states that regulate the issuance of short-term debt. FERC also has jurisdiction to regulate electric systems that are not borrowers of RUS which are otherwise jurisdictional, with regard to rates and financing.

The 1990 amendments to the Clean Air Act of 1970 (the "Amendments") required utilities and others to reduce emissions. The Amendments contain a range of compliance options and a phase-in period which will help mitigate the immediate costs of implementation. Many of CFC's member systems already comply with the provisions of the Amendments. Compliance plans for member systems with units affected in Phase I primarily involved fuel switching to low-sulfur coal. The trading of emission allowances may also be an economical alternative to operating or equipment modifications for Phase II
(2000). Some member systems originally believed to be adversely affected by the Amendments have developed strategies designed to minimize the Amendments' impact. At this time, it is not anticipated that the Amendments will have a material adverse impact on the quality of CFC's loan portfolio.

Telecommunications Systems
CFC member telecommunications systems are regulated at the state and federal levels. Most state regulatory bodies regulate local service rates and telecommunications company borrowing, although some states have exempted small rural telecommunications companies and/or cooperatives from regulation. Interstate access rates are regulated by the Federal Communications Commission ("FCC").

The Telecommunications Act of 1996 (the "Telecom Act") created a framework for competition in the local telecommunications market. Recognizing that building duplicate telecommunications systems would require significant levels of capital investment and take years to complete, Congress included provisions in the Telecom Act that require Bell operating companies and other local telecommunications companies to open their systems to competitors. Telecommunications companies must open their systems to competition through either: total service resale (to a reseller who has no facilities at all) at wholesale prices; or interconnection (with a competitor that may have some telecommunications facilities of its own) through sale of elements of the telecommunications company's network at discounted prices. Congress included provisions in the Telecom Act which allow rural telecommunications companies to receive waivers from the resale and interconnection requirements. The FCC rulemaking placed the burden of proof for justifying the waivers on the rural telecommunications companies.

In its rulemaking implementing the Telecom Act's interconnection provisions, the FCC mandated very steep discounts for the sale of network elements. Telecommunications companies and state regulators sued the FCC over its authority to set the discounted rates for these network elements and won in circuit court. The FCC appealed to the Supreme Court, and in a January 1999 decision had its authority to issue pricing rules reinstated. The FCC has initiated a rulemaking proceeding to resolve two portions of its original order which the Supreme Court vacated. Because these issues have not been finally settled, significant local service competition through resale or interconnection has not occurred. In America's largest cities, facilities-based competitors are going after and winning large business users. But no large competitor to date, to CFC's knowledge, has targeted residential customers. Rural markets, with their preponderance of residential subscribers, will probably be among the last to see wide-scale local telecommunications service competition. Rural telecommunications companies that border metropolitan areas should be the first to experience competition.

In addition to resale and interconnection, the Telecom Act also mandated a new universal telecommunications service support mechanism and required that it be sufficient to ensure that rural customers received reasonably comparable rates and services when compared to urban customers. Congress stated its intent that implicit subsidies presently contained in the access charges local telecommunications companies levy on long distance carriers be eliminated and be made explicit in the new universal service support mechanism. The FCC has found this difficult to implement. While undertaking a complex proceeding to move to a new costing basis for universal service funding, the FCC has left the existing universal service fund in place. The projected timetable for moving large telecommunications companies to the new mechanism continues to be pushed into the future. Rural telecommunications companies will have two years from that date before they are required to transition to a new universal support mechanism.

It is unlikely, however, that any new universal service fund will ever be large enough to make rural telecommunications companies whole for their reduced access revenues. Cost recovery through new flat rate charges will result in higher local telecommunications bills to end user customers. Those customers that are not large users of long distance services (and therefore will not save from lower long distance charges) will pay more. Ultimately, however, it is probable that access charges will come down from present levels and that rural telecommunications companies will experience some revenue reductions. CFC does not anticipate that this loss in revenue will result in material losses on loans outstanding to rural telecommunications companies.

The RUS Program

Since the enactment of the Rural Electrification Act in 1936 (the "Electric Act"), RUS has financed the construction of electric generating plants, transmission facilities and distribution systems in order to provide electricity to persons in rural areas who were without central station service. Principally through the organization of systems under the RUS loan program in 48 states and U.S. territories, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11% in 1934 to almost 100% currently. Rural electric systems serve 11% of all consumers of electricity in the United States and its territories and account for approximately 8% of total sales of electricity and about 5% of energy generation and generating capacity.

In 1949, the Electric Act was amended to allow RUS to lend for the purpose of furnishing and improving rural telecommunications service. The RUS telecommunications lending program had 815 reporting borrowers at December 31, 1997. The 815 borrowers operated 4,792 exchanges, providing service to approximately 1.2 million business customers and 4.4 million residential customers.

The Electric Act provides for RUS to make insured loans and to provide other forms of financial assistance to borrowers. RUS is authorized to make direct loans, at below market rates, to systems which are eligible to borrow from it. RUS is also authorized to guarantee loans which have been used mainly to provide financing for construction of Bulk Power Supply Projects. Guaranteed loans bear interest at a rate agreed upon by the borrower and the lender (which generally has been the FFB). For telecommunications borrowers, RUS also provides financing through the RTB. The RTB is an instrumentality of the United States providing financing at rates reflecting its cost of capital and is managed by RUS. RUS exercises financial and technical supervision over borrowers' operations. Its loans and guarantees are generally secured by a mortgage on substantially all of the system's property and revenues.

For fiscal year 2000, both the House and Senate Agriculture Appropriation Committees have approved RUS electric muni-rate loan levels of $295 million. The House bill includes $121.5 million for hardship 5% loans and the Senate includes $71.5 million. RUS is also authorized to provide 100% guarantees on loans available from the FFB or other lenders. The House appropriations bill has included $1.5 billion and the Senate has provided $700 million for these loan guarantees for the fiscal year beginning October 1, 1999. Differences between the House and Senate will be worked out with a final bill expected before the start of the fiscal year beginning October 1, 1999. Electric funding levels for the fiscal year ending September 30, 1999 were $71.5 million at the 5% rate, $295 million for loans at a municipal government obligation index and $700 million for guarantees.

Legislation enacted in 1992 allows RUS electric borrowers to prepay their loans to RUS at a discount based on the government's cost of funds at the time of prepayment. If a borrower chooses to prepay its notes, it becomes ineligible for future RUS loans for a period of ten years, but remains eligible for RUS loan guarantees. As of May 31, 1999, 172 borrowers had either fully prepaid or partially prepaid their RUS notes, under these provisions, in the total amount of $2.8 billion. In addition, during the late 1980's, there was a period of time in which borrowers were allowed to prepay RUS debt. A total of 33 borrowers prepaid $0.7 billion of RUS debt at that time.

Member Financial Data

Electric Systems
On the following pages are tables providing composite statements of revenues, expenses and patronage capital from the distribution systems and power supply systems which were members of CFC during the five years ended December 31, 1998, and their respective composite balance sheets at the end of each such year. The data in the tables for 1994 to 1995 is comprised of information collected by RUS for all CFC members that were RUS borrowers and information collected by CFC on the members that do not borrow from RUS. The data for 1996 to 1998 is data collected by CFC only. CFC began making its own data collection in 1996 due to the larger number of borrowers that no longer borrow from RUS. Distribution members submit annual data as of December 31, on form 7 and power supply members submit annual data as of December 31, on form 12 or FERC form 1. As of July 31, 1999, CFC had received a form 7 from 820 distribution systems and a form 12 or FERC form 1 from 58 power supply systems.

While CFC is reporting 838 distribution system members at May 31, 1999, only 757 were required to file form 7's with CFC at December 31, 1998. CFC collected form 7's from 820 distribution systems, one system files annual data based on a June 30 fiscal year end and one system became a CFC member on December 30, 1998. The other 16 systems were not required to file a form 7 because they became members after December 31, they were in the process of merging and filed a consolidated form 7 with the surviving distribution system, or they did not have an outstanding balance of long-term loans at December 31, 1998.

Only 58 of the 70 total power supply systems report financial results to CFC. The remaining 12 power supply systems did not report financial results because they are either subsidiaries of other member power supply systems and thus their financial results were consolidated with and filed by the parent power supply system, act as coordinating agents for their members, did not have an outstanding balance of long-term loans at December 31, 1998, or bought out CFC debt after that date.

Telecommunications Systems
On the following pages are tables providing composite statements of revenues and expenses from the telecommunications systems which were members of CFC during the year ended December 31, 1998, the first year for which CFC has collected such data and their respective composite balance sheets. Members with long-term loans outstanding are required to submit annual data as of December 31 in the form of audited financial statements. As of August 18, 1999, CFC had received audited financial statements from 169 telecommunications systems.

While CFC had 531 telecommunications system members at May 31, 1999, a total of 213 had long-term loans outstanding and were required to submit audited financial statements to CFC at December 31, 1998.
____________________
NOTE: Statistical information contained in this section has not been examined by CFC's independent public accountants, and the number and geographical dispersion of the systems have made impractical an independent investigation by CFC of the statistical information. The information presented is based upon financial statements submitted to CFC, subject to year-end audit adjustments, by reporting borrowers and do not, with minor exceptions, take into account current data for certain systems, primarily those which are not active CFC borrowers.


            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
                AS REPORTED BY CFC MEMBER DISTRIBUTION SYSTEMS

             The following are unaudited figures which are based
               upon financial statements submitted to RUS and
                    CFC by Member Distribution Systems

                                                                           Years Ended December 31,
(Dollar amounts in thousands)                     1998         1997           1996          1995          1994
Operating revenues and
            patronage capital                 $18,284,021   $17,232,257   $17,028,087   $16,253,957   $15,603,853
Operating deductions:
        Cost of power (1)                      11,580,829    10,907,145    10,924,695    10,486,773    10,174,716
        Distribution expense (operations)         728,565       472,629       445,990       412,058       386,235
        Distribution expense (maintenance)        985,571       829,991       804,663       752,659       699,253
        Administrative and general expense (2)  1,735,074     1,720,805     1,627,925     1,584,099     1,506,729
        Depreciation and amortization expense   1,203,438     1,134,149     1,069,101     1,000,017       942,435
        Taxes                                     241,010       458,620       458,623       436,563       417,471
                  Total                        16,474,487    15,523,339    15,330,997    14,672,169    14,126,839
Utility operating margins                       1,809,534     1,708,918     1,697,090     1,581,788     1,477,014
Non-operating margins                             173,446       235,334       180,311       172,118       134,831
Power supply capital credits (3)                  297,451       268,015       282,800       254,839       260,335
                  Total                         2,280,431     2,212,267     2,160,201     2,008,745     1,872,180
Interest on long-term debt (4)                    980,863       919,892       869,076       833,110       752,749
Other deductions                                   49,628        45,439        43,711        46,859        52,574
                  Total                         1,030,491       965,331       912,787       879,969       805,323
Net margins and patronage capital             $ 1,249,940   $ 1,246,936   $ 1,247,414   $ 1,128,776   $ 1,066,857

TIER (5)                                             2.35          2.34          2.44          2.42          2.42
DSC (6)                                              2.32          2.26          2.42          2.40          2.26
MDSC (7)                                             2.25          2.17          2.30          2.28          2.09
Number of systems included                            820           821           832           824           828

____________________
(1) Includes cost of purchased power, power production and transmission expense.

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


            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                            COMPOSITE BALANCE SHEETS
                 AS REPORTED BY CFC MEMBER DISTRIBUTION SYSTEMS

             The following are unaudited figures which are based
                upon financial statements submitted to RUS and
                    CFC by Member Distribution Systems

                                                                           At December 31,
(Dollar amounts in thousands)                      1998         1997           1996          1995          1994
Assets and other debits:
   Utility plant:
      Utility plant in service                  $40,387,723   $37,763,550   $35,406,826   $33,118,001   $31,162,069
      Construction work in progress               1,129,147     1,062,356       975,357       881,171       799,327
      Total utility plant                        41,516,870    38,825,906    36,382,183    33,999,172    31,961,396
   Less:  Accumulated provision for
              depreciation and amortization      11,409,118    10,608,302     9,911,677     9,221,378     8,631,903
      Net utility plant                          30,107,753    28,217,604    26,470,506    24,777,794    23,329,493
   Investments in associated organizations (1)    3,665,208     3,483,154     3,348,326     3,207,671     3,051,840
   Current and accrued assets                     4,526,663     4,185,884     4,126,415     3,980,052     3,789,699
   Other property and investments                   644,353       552,033       503,871       496,105       456,923
   Deferred debits                                  530,606       514,670       488,009       511,977       472,536
      Total assets and other debits             $39,474,582   $36,953,345   $34,937,127   $32,973,599   $31,100,491

Liabilities and other credits:
   Net worth:
      Memberships                               $   112,391   $   105,505   $   105,497   $   127,749   $   114,080
      Patronage capital and other equities (2)   16,710,887    15,674,556    14,731,432    13,633,993    12,804,404
      Total net worth                            16,823,277    15,780,061    14,836,929    13,761,742    12,918,484
   Long-term debt (3)                            18,343,340    16,924,955    16,214,420    15,718,979    15,020,664
   Current and accrued liabilities                3,098,525     3,046,528     2,697,605     2,418,230     2,260,514
   Deferred credits                                 884,595       864,384       872,013       786,455       714,083
   Miscellaneous operating reserves                 324,845       337,417       316,160       288,193       186,746

      Total liabilities and other credits       $39,474,582   $36,953,345   $34,937,127   $32,973,599   $31,100,491

Equity Percentage (4)                                 42.6%         42.7%         42.5%         41.7%         41.5%
Number of systems included                              820           821           832           824           828

____________________
(1) Includes investments in service organizations, power supply capital credits and investments in CFC.

(2) Includes non-refundable donations or contributions in cash, services or property from states, municipalities, other government agencies, individuals and others for construction purposes separately listed on form 7.

(3) Principally debt to RUS and CFC. Includes $7,481,368, $6,121,902, $5,467,636, $4,824,491, and $3,989,914, for the years 1998, 1997, 1996,
    1995 and 1994, respectively, due to CFC.

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

             The following are unaudited figures which are based
               upon financial statements submitted to RUS and
                    CFC by Member Power Supply Systems

                                                                           Years Ended December 31,
(Dollar amounts in thousands)                     1998         1997           1996          1995          1994
Operating revenues and patronage capital      $10,901,138   $10,702,813   $10,585,875   $10,182,928   $9,972,873
	Operating deductions:
        Cost of power (1)                       7,979,542     7,604,521     7,322,039     6,984,648    6,760,543
        Distribution expense (operations)          17,499        12,555        15,431        16,019       14,668
        Distribution expense (maintenance)         12,524        12,937        16,607        15,950       14,703
        Administrative and general expense (2)    406,441       474,681       473,869       483,030      431,645
        Depreciation and amortization expense     914,270       915,879     1,056,113       956,889      930,483
        Taxes                                      69,095       231,843       237,700       246,700      241,775

           Total                                9,399,371     9,252,416     9,121,759     8,703,236    8,393,817

Utility operating margins                       1,501,767     1,450,397     1,464,116     1,479,692    1,579,056
Non-operating margins                             577,842       232,778       493,874       253,883      221,003
Power supply capital credits (3)                   56,646        46,520        55,590        48,981       32,531

           Total                                2,136,255     1,729,695     2,013,580     1,782,556    1,832,590

Interest on long-term debt (4)                  1,221,512     1,295,082     1,436,200     1,476,062    1,857,644
Other deductions (5)                              184,868       409,396     1,601,919        89,784      129,794

           Total                                1,406,380     1,704,478     3,038,119     1,565,846    1,987,438

Net margins and patronage capital             $   729,875   $    25,217   $(1,024,539)  $   216,710   $ (154,848)
TIER (6)                                             1.60          1.02           .29          1.15          .93
DSC (7)                                              1.45          1.11           .69          1.02         1.01
Number of systems included                             58            57            54            53           53

____________________

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

(4) Interest on long-term debt is net of interest charged to construction. Allowance for funds used during construction has been included in non-operating margins. According to unpublished information interest charged to construction and allowance for funds used during construction for CFC power supply members in the years 1994-1998 were as follows:


             (Dollar amounts in thousands)
                                           Allowance for
                     Interest Charged        Funds used
                      to Construction   During Construction    Total

             1998         $9,947              $13,133         $23,080
             1997          7,798               12,684          20,482
             1996         13,434               11,620          25,054
             1995         68,400               11,018          79,418
             1994         46,773                8,913          55,686

(5) Includes $1,119,635 in 1996 related to the reorganization of Cajun Electric Power Coop., Inc., with whom CFC has no credit exposure.

(6) The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margins and Patronage Capital to (y) interest on long-term debt (in each year including all interest charged to construction). The TIER calculation includes the operating results of six systems which failed to make debt service payments or are operating under a debt restructure agreement, without which the composite TIER would have been, 1.27, 1.04, 1.21, 1.23 and 1.31 for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

(7) The ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations (including all interest charged to construction). The DSC calculation includes the operating results of six systems which failed to make debt service payments or are operating under a debt restructure agreement. Without these systems, the composite DSC would have been 1.28, 1.13, 1.20, 1.22, and 1.24 for the years ended December 31, 1998, 1997, 1996,
    1995 and 1994, respectively.


            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                          COMPOSITE BALANCE SHEETS
                 AS REPORTED BY CFC MEMBER POWER SUPPLY SYSTEMS

             The following are unaudited figures which are based
               upon financial statements submitted to RUS and
                    CFC by Member Power Supply Systems


                                                                          At December 31,
(Dollar amounts in thousands)                       1998         1997          1996          1995         1994
Assets and other debits:
   Utility plant:
      Utility plant in service                  $31,141,532   $31,656,202   $32,191,089   $34,182,352   $32,934,304
      Construction work in progress               1,041,760       825,421       640,005       931,397     1,624,978
      Total utility plant                        32,183,292    32,481,623    32,831,094    35,113,749    34,559,282
   Less:  Accumulated provision for
             depreciation and amortization       13,059,537    12,558,247    11,783,058    11,586,462    10,777,786
      Net utility plant                          19,123,755    19,923,376    21,048,036    23,527,287    23,781,496
   Investments in associated organizations (1)    1,132,157     1,179,185     1,178,785     1,049,409       248,677
   Current and accrued assets                     3,740,302     3,697,391     3,984,238     4,211,004     3,997,466
   Other property and investments                 1,691,932     1,553,774     2,000,584     1,656,563     2,483,232
   Deferred debits                                3,400,876     3,228,708     3,636,749     4,391,800     4,366,377
      Total assets and other debits             $29,089,022   $29,582,434   $31,848,392   $34,836,063    34,877,248
Liabilities and other credits:
   Net worth:
      Memberships                               $       263   $       258   $       258   $       250   $       322
      Patronage Capital and other equities (2)      (52,606)     (778,357)     (646,115)      497,756       246,262
      Total net worth                               (52,343)     (778,099)     (645,857)      498,006       246,584
   Long-term debt (3)                            23,389,067    24,426,867    25,900,628    28,372,321    28,779,577
   Current and accrued liabilities                1,877,320     1,791,628     2,040,563     1,848,755     2,747,022
   Deferred credits                               1,296,308     1,343,053     1,826,945     1,309,860     1,206,488
   Miscellaneous operating reserves               2,578,670     2,798,985     2,726,113     2,807,121     1,897,577
      Total liabilities and other credits       $29,089,022   $29,582,434   $31,848,392   $34,836,063   $34,877,248
Number of systems included                               58            57            54            53            53

____________________
(1) Includes investments in service organizations, power supply capital credits and investments in CFC.

(2) Includes a $1.2 billion decrease in 1996 related to the reorganization of Cajun Electric Power Coop., Inc., with whom CFC has no credit exposure.

(3) Principally debt to RUS or debt guaranteed by RUS and loaned by FFB and includes $1,652,943, $1,411,157, $1,264,475, $1,085,594, and $1,065,556
    for the years 1998, 1997, 1996, 1995, and 1994, respectively, due to CFC.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                   COMPOSITE STATEMENTS OF REVENUES AND EXPENSES
                AS REPORTED BY CFC TELECOMMUNICATIONS SYSTEM MEMBERS

              The following are unaudited figures which are based
                      upon financial statements submitted to
                     CFC by Member Telecommunications Systems

                                                      Year Ended
(Dollar amounts in thousands)                      December 31, 1998

Operating revenues                                    $ 2,535,461
Operating expenses (1)                                  1,846,215
Net income before interest, depreciation and taxes        689,246

Interest on long-term debt                                140,436
Net income before depreciation & taxes                    548,810

Depreciation and amortization expenses                    279,277
Net income before taxes                                   269,533

Taxes                                                      71,326
Net Income                                             $  198,207

DSC (2)                                                      2.14
Number of systems included                                    169
____________________
(1) Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses.

(2) The ratio of (x) net margins and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                          COMPOSITE BALANCE SHEETS
                 AS REPORTED BY CFC TELECOMMUNICATIONS SYSTEMS

               The following are unaudited figures which are based
                 upon financial statements submitted to RUS and
                    CFC by Member Telecommunications Systems

                                               At December 31,
 (Dollar amounts in thousands)                      1998
Assets and other debits:
        Cash and cash equivalents                $  401,507
        Current assets                              590,248
        Plant, property and equipment             2,699,798
        Other non-current assets                  1,456,301
               Total assets                      $5,147,854

Liabilities and equity:
        Current liabilities                      $  586,176
        Affiliate debt                               23,442
        Long-term debt (1)                        2,686,987
        Other non-current liabilities               232,219
        Equity                                    1,619,030
               Total liabilities and equity      $5,147,854

Equity percentage (2)                                  31.5%
Number of systems included                              169
____________________
(1)  Includes current maturities.

(2)  Determined by dividing total net worth by total assets and other debits.

Item 2.   Properties.

CFC owns and operates a headquarters facility in Fairfax County, Virginia. This facility consists of a six-story office building with separate parking garage situated on four acres of land. In July 1999, CFC completed construction of a second building on the adjacent unimproved land. The new building is a six-story office building with a separate parking garage situated on six acres of land. CFC also owns an additional two acres of unimproved land.


Item 3.   Legal Proceedings.

	None.

Item 4.   Submission of Matters to a Vote of Security Holders.

	None.

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters.

	Inapplicable.

Item 6.   Selected Financial Data.

	The following is a summary of selected financial data for each of the five years ended May 31, 1999.


(Dollar amounts in thousands)             1999         1998         1997         1996        1995
For the year ended May 31:
Operating income                     $   790,803   $   637,573   $  564,439   $  505,073   $  440,109
Operating margin                     $    74,717   $    54,411   $   51,530   $   46,857   $   41,803
Nonoperating income                        1,722         2,611        3,206        3,764        3,409
Gain on sale of land                           -         5,194            -            -            -
Extraordinary loss (A)                         -             -            -       (1,580)           -
Net margin                           $    76,439   $    62,216   $   54,736   $   49,041   $   45,212
Fixed charge coverage ratio (A)             1.12          1.12         1.12         1.12         1.13

As of May 31:
Assets                               $13,925,252   $10,682,888   $9,057,495   $8,054,089   $7,080,789
Long-term debt (B)                   $ 6,891,122   $ 5,024,621   $3,596,231   $3,682,421   $3,423,031
Members' subordinated certificates   $ 1,239,816   $ 1,229,166   $1,212,486   $1,207,684   $1,234,715
Members' equity                      $   296,481   $   279,278   $  271,594   $  269,641   $  270,221
Leverage ratio (C)                          7.00          6.37         5.84         5.69         5.13
Debt to equity ratio (D)                    5.52          4.51         3.97         3.63         3.01

____________________
(A) During the year ended May 31, 1996, CFC paid a premium of $1.6 million in connection with the prepayment of Collateral Trust Bonds. Margins used to compute the fixed charge coverage ratio represent net margins before extraordinary loss plus fixed charges. The fixed charges used in the computation of the fixed charge coverage ratio consist of interest and amortization of bond discount and bond issuance expenses.

(B) Includes Commercial Paper reclassified as long-term debt and excludes $983.0, $327.3 million, $268.7 million, $351.5 million, and $262.7 million in long-term debt that comes due, matures and/or will be redeemed early during fiscal years 2000, 1999, 1998, 1997, and 1996, respectively (see Note 5 to Combined Financial Statements).

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

CFC has had outstanding guarantees for its members' indebtedness in each of the fiscal years shown above. Members' interest expense on such indebtedness was approximately $73.5 million for the year ended May 31, 1999.

CFC does not have any outstanding common stock and does not pay dividends. Annually, CFC allocates its net margins to its members in the form of Patronage Capital certificates. Under current policies, CFC retires Patronage Capital certificates 70% during the next fiscal year and holds the remaining 30% for 15 years. All retirements of Patronage Capital are subject to approval by the Board of Directors, if permitted by CFC's contractual obligations and to the extent that the Board of Directors in its discretion may determine from time to time that the financial condition of CFC will not be impaired as a result.

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

The following discussion and analysis is designed to provide a better understanding of the CFC's combined financial condition and results of operations and as such should be read in conjunction with the Combined Financial Statements, including the notes thereto.

Overview

CFC was formed in 1969 by the rural electric cooperatives to provide them with a source of funds to supplement the financing provided by RUS. CFC was organized as a cooperative in which each member (other than associate members) receives one vote. Under CFC's bylaws, the Board of Directors is comprised of 22 individuals who must be either general managers or directors of members. CFC was granted tax-exempt status under Section 501(c)(4) of the Internal Revenue Code.

In 1987, RTFC was formed by CFC to provide a source of funds for the rural telecommunications industry. Like CFC, RTFC is a cooperative. However, RTFC's bylaws and voting members' agreement require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. The remaining board positions are filled by individuals nominated by the other RTFC members. CFC is the sole source of external funding for RTFC. Because CFC has control of the RTFC Board, RTFC's financial condition and results of operations are combined with those of CFC.

GFC was organized in December 1991 as a taxable cooperative association owned by its member rural electric systems and CFC to provide a source of funds for members to refinance the RUS guaranteed debt previously held by the FFB. GFC is a controlled affiliate of CFC (the majority of its directors are appointed by CFC). All loans from GFC are guaranteed by RUS. CFC is the sole source of external funding for GFC. Because CFC has control of the GFC Board, GFC's financial condition and results of operations are combined with those of CFC. Unless stated otherwise, all references to CFC refer to the combined results of CFC, RTFC and GFC.

CFC's primary objective as a cooperative is to provide its members with the lowest possible loan and guarantee rates. Therefore, CFC marks up its funding costs only to the extent necessary to cover its operating expenses, a provision for loan losses and to provide for margins sufficient to preserve interest coverage in light of CFC's financing objectives. To the extent members contribute to CFC's base capital with Subordinated Certificates carrying below-market interest rates, CFC can offer proportionally lower interest rates on its loans to members.

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

CFC's performance is closely tied to the performance of its member rural electric and telecommunications utility systems due to the near 100% concentration of its loan and guarantee portfolio in those industries. The following provides an analysis of both CFC's performance and a discussion of the quality of CFC's loan and guarantee portfolio.

Financial Condition

At May 31, 1999, CFC had $13.9 billion in total assets, an increase of $3.2 billion or 30% over the prior year. Net loans outstanding to members represented approximately $13.5 billion or 97% of total assets. The remaining $0.4 billion consisted of other assets to support CFC's operations. Except as required for the debt service account and unless excess cash is invested overnight, generally CFC does not use funds to invest in debt or equity securities.

At May 31, 1999, 89% of CFC's loan portfolio consisted of long-term amortizing loans, including long-term loans classified as nonperforming and restructured, the majority of which are secured. The remaining 11% consisted of secured and unsecured intermediate-term and line of credit loans as well as long-term loans guaranteed by RUS. Approximately 63% or $8.7 billion in loans carried a fixed rate of interest. All other loans, including $3.6 billion in long-term loans, are subject to interest rate adjustment monthly or semi-monthly.

In addition to its loans, CFC provided approximately $1.7 billion in guarantees for its members at May 31, 1999. These guarantees relate primarily to tax-exempt financed pollution control equipment.

At May 31, 1999, CFC had also committed to lend an additional amount of approximately $12.8 billion to its members. Most unadvanced loan commitments contain a material adverse change condition. About 40% of these commitments are provided for operational back-up liquidity. Approximately one-third of the unadvanced commitments were approved under the Power Vision program and will expire if not advanced within 60 months of approval. CFC does not anticipate funding the majority of the commitments outstanding for this purpose.

Subordinated Certificates include both original Membership Subordinated Certificates and Loan and Guarantee Subordinated Certificates, all of which are subordinate to other CFC debt. At May 31, 1999, Membership Subordinated Certificates totaled $642 million. These certificates generally mature in 100 years and pay interest at 5.0%. At May 31, 1999, Loan Subordinated Certificates totaled $423 million and carried a weighted average interest rate of 0.8%. At May 31, 1999, Guarantee Subordinated Certificates totaled $175 million and carried a weighted average interest rate of 3.3%. Both the Loan and Guarantee certificates are long-term instruments which generally amortize at a rate equivalent to that of the loan or guarantee to which they relate. On a combined basis, Subordinated Certificates carried a weighted average interest rate of 3.3%. Loan and Guarantee Subordinated Certificates are required to be purchased in conjunction with the receipt of a loan or credit enhancement based on the member's leverage ratio (total debt and credit enhancements divided by total equity investments in CFC). Members that have a leverage ratio with CFC in excess of a level in the approved policy are required to purchase additional Subordinated Certificates to receive a loan or credit enhancement. At the present time, the majority of CFC's members maintain a CFC leverage ratio within the policy limit.
The issuance of zero percent Loan Subordinated Certificates is expected to exceed the issuance of 5.0% Membership Subordinated Certificates. Therefore, management expects the average interest rate paid on all certificates to decline over time. CFC paid a total of $41.5 million in interest to holders of Subordinated Certificates during fiscal year 1999.

Under current policy, CFC returns 70% of the allocated net margins in the next fiscal year, with the remaining 30% to be held and then retired at a future date, as permitted by CFC's contractual obligations and to the extent that the Board of Directors in its discretion may determine from time to time that the financial condition of CFC will not be impaired as a result. During the next 10 years, CFC will retire the unretired allocations representing net margins for fiscal years 1988 to 1993, all of which had been allocated under a previous retirement policy. The unretired allocations (Members' Equity) do not earn interest and are junior to all debt instruments, including Subordinated Certificates. At May 31, 1999, CFC had $295 million in retained equity.

CFC enters the capital markets through the issuance of Collateral Trust Bonds, Medium-Term Notes, Commercial Paper and Quarterly Income Capital Securities. At May 31, 1999, CFC had $2,846 million in fixed rate Collateral Trust Bonds and $150 million in variable rate Collateral Trust Bonds outstanding. Under its Collateral Trust Bond Indentures, CFC must pledge as collateral eligible mortgage notes from its distribution system borrowers, evidencing loans equal in principal amount to at least 100% of the outstanding principal amount of Collateral Trust Bonds. At May 31, 1999, CFC had pledged $3,017 million in mortgage notes. During fiscal year 1999, CFC issued a total of $1,100 million in Collateral Trust Bonds in six separate debt offerings. All Collateral Trust Bonds issued after February 1994 have been issued under an Indenture with U.S. Bank as trustee ("1994 Indenture"). Virtually all Collateral Trust Bonds were offered to investors in underwritten public offerings.

At May 31, 1999, CFC had $2,625 million outstanding in Medium-Term Notes. Medium-Term Notes are issued for terms of 270 days to 30 years and are unsecured obligations of CFC. Medium-Term Notes outstanding to CFC's members totaled $211 million at May 31, 1999. The remaining $2,414 million were sold through dealers to investors including $735 million in the European markets. At May 31, 1999, a total of $390 million of Medium-Term Notes were issued in a foreign-currency. At the time of issuance, CFC also entered into a currency exchange agreement to cover all principal and interest payments due in a foreign-currency.

At May 31, 1999, CFC had $5,871 million outstanding in Commercial Paper with a weighted average maturity of 38 days. Commercial Paper notes are issued with maturities up to 270 days and are senior unsecured obligations of CFC. Commercial Paper sold directly by CFC and outstanding to CFC's members and others totaled $1,187 million at May 31, 1999. The remaining $4,684 million was sold through dealers to investors in the United States and Europe. European Commercial Paper may be issued in currencies other than U.S. dollars. For notes issued in a foreign-currency, CFC will enter into a currency exchange agreement with a highly rated counterparty at the time of the issuance. At May 31, 1999, there were no foreign denominated Commercial Paper notes outstanding.

In addition, CFC obtains funds from various banking institutions under Bank Bid Note arrangements, similar to bank lines of credit. The notes are issued for terms up to three months and are unsecured obligations of CFC. At May 31, 1999, CFC had $375 million outstanding in Bank Bid Notes.

At May 31, 1999, CFC had $400 million outstanding in Quarterly Income Capital Securities. During fiscal year 1999, CFC issued $200 million in Quarterly Income Capital Securities. The securities are unsecured obligations of CFC, subordinate and junior in right of payment to senior debt and the debt obligations guaranteed by CFC, but senior to Subordinated Certificates.
CFC has the right at any time and from time to time during the term of the Quarterly Income Capital Securities to suspend interest payments for a period not exceeding 20 consecutive quarters.

During the year, total assets increased by $3,242 million. Net loan balances increased by $3,162 million or 31%. Gross loans increased by a total of $3,124 million, and the allowance for loan losses decreased by $38 million, compared to the prior year. As a percentage of the portfolio, long-term loans (excluding loans guaranteed by RUS) represented 89% at May 31, 1999, compared to 87% at May 31, 1998. Long-term fixed rate loans represented 71% and 53% of the total long-term loans at May 31, 1999 and 1998, respectively. Loans converting from a variable rate to a fixed rate for the year ended May 31, 1999 totaled $1,639 million, an increase from the $1,069 million that converted for the year ended May 31, 1998. Offsetting the conversions to the fixed rate were $55 million and $19 million of loans that converted from the fixed rate to the variable for the years ended May 31, 1999 and 1998, respectively. This resulted in a net conversion of $1,584 million from the variable rate to a fixed rate for the year ended May 31, 1999 compared to a net conversion of $1,050 million for the year ended May 31, 1998.

The increase in total loans outstanding at May 31, 1999, was primarily due to an increase of $2,878 million in long-term loans and an increase of $298 million in line of credit loans offset by a decrease of $50 million in intermediate-term loans. The increase to loans outstanding for fiscal year 1999 included the advance of $556 million for the purpose of repaying RUS loans, $5,233 million under the 100% and Power Vision programs, $155 million under the RUS concurrent loan program and $41 million under the RUS guaranteed loan program. The loans advanced under the 100%, RUS concurrent and Power Vision loan programs were used for a variety of general corporate purposes, including, construction of headquarters facilities and transmission facilities, system upgrades, refinancing of non-RUS debt, and electric plant upgrades. There were a number of reasons underlying the increased demand for CFC loan advances, including:

* The strong economy, which has spurred construction and business development;
* RUS waiting periods are at an all time high, which caused more borrowers to buyout their RUS debt and/or make greater use of CFC 100% loan funds;
* a large number of systems have bought out their RUS debt over the last few years, requiring them to seek non RUS financing;
* some borrowers have begun to expand and diversify their operations through acquisitions and mergers.

Notes Payable, which consists of Commercial Paper, Bank Bid Notes and long-term debt due within one year, totaled $4,977 million, an increase of $1,129 million over the prior year. At May 31, 1999, CFC's short-term debt consisted of $4,684 million in dealer Commercial Paper, $1,063 million in Commercial Paper issued to CFC's members, $124 million in

Commercial Paper issued to certain nonmembers, $1,133 million in Collateral Trust Bonds and Medium-Term Notes that mature within one year and $375 million in Bank Bid Notes. The Commercial Paper sold to CFC's members and certain nonmembers decreased by $130 million, the amount of Bank Bid Notes outstanding increased by $190 million and Commercial Paper sold through CFC's dealers increased by $321 million from the prior year. CFC's Commercial Paper and Bank Bid Notes had a weighted average maturity of 38 days at May 31, 1999.
As described in the footnotes to the Combined Financial Statements, CFC reclassifies a portion of its short-term debt as long-term, as it has the ability (subject to certain conditions) to refinance this short-term debt on a long-term basis under its revolving credit agreements. CFC reclassified $2,403 million and $2,345 million in short-term debt as long-term at May 31, 1999 and 1998, respectively.

During fiscal year 1999, long-term debt outstanding increased by $1,867 million. The increase in long-term debt outstanding was due to an increase of $1,098 million in Collateral Trust Bonds, $1,516 million in Medium-Term Notes and $58 million in the amount of short-term debt supported by revolving credit agreements offset by an increase of $806 million of long-term debt due within one year reclassified as notes payable. This increase was required to fund the increase in long-term fixed rate loans outstanding. Members' Subordinated Certificates and Members' Equity increased by $27 million to $1,535 million at May 31, 1999, compared to $1,508 million at May 31, 1998.

Off-balance sheet, CFC experienced an increase of $3,963 million in gross unadvanced loan commitments to a total of $12,808 million at May 31, 1999. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers, and therefore CFC does not anticipate funding most of such commitments. Approximately 40% of the outstanding commitments at May 31, 1999 were for short-term or line of credit loans. Approximately one-third of the unadvanced commitments were approved under the Power Vision program and will expire if not advanced within 60 months of approval. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved.

Guarantees outstanding at May 31, 1999, were $1,684 million, representing a decrease of $350 million from the May 31, 1998 balance of $2,034 million. The guarantee balance decreased due to the redemption of the Bonanza secured lease obligation bonds, other scheduled repayments and lease reductions (see note 10 to the Combined Financial Statements). The guarantee balance is anticipated to continue to decline.

CFC's leverage ratio increased during the year from 6.37 at May 31, 1998, to
7.00 at May 31, 1999. The ratio is calculated after excluding from debt the Quarterly Income Capital Securities and all debt associated with the funding of the RUS 100% guaranteed loans. Members' Subordinated Certificates and Quarterly Income Capital Securities are treated as equity in the calculation of the leverage ratio. The increase in the leverage ratio was primarily due to an increase in loans outstanding to members financed by the issuance of debt to members and in the capital markets offset by the issuance of the $200 million in Quarterly Income Capital Securities and the reduction in guarantees outstanding. CFC contemplates that its leverage ratio will continue to increase modestly as it obtains external capital to accommodate its loan growth. CFC will retain the flexibility to further amend its capital retention policies to retain members' Patronage Capital investments in CFC consistent with maintaining acceptable financial ratios.

CFC's debt/equity ratio increased from 4.51 at May 31, 1998, to 5.52 at May 31, 1999. The ratio is calculated by dividing debt outstanding, excluding Quarterly Income Capital Securities and debt used to fund loans guaranteed by RUS, by the total of Members' Subordinated Certificates, Members' Equity, the loan loss allowance and Quarterly Income Capital Securities.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margins as its primary performance indicator, since CFC's net margins are subject to fluctuation as interest rates change. Management has established a 1.10 Times Interest Earned Ratio ("TIER") as its minimum operating objective. CFC has earned TIERs of 1.12 for the years ended May 31, 1999, 1998, 1997 and 1996. TIER is a measure of CFC's ability to cover the interest expense on funding.

Fiscal Year 1999 versus 1998 Results

Net margins for the year ended May 31, 1999, were $76 million, an increase of $14 million or 23% over the $62 million earned the prior year.

Operating income for the year ended May 31, 1999 was $791 million, an increase of $153 million or 24% over the prior year. Operating income increased due to an increase in average loan volume offset by a slight decrease in the average interest rate on the loan portfolio. Average loan volume increased by $2,485 million to a balance of $12,140 million at May 31, 1999. The average interest rate on the portfolio for the year ended May 31, 1999 was 6.51%, a decrease of 0.09% from the 6.60% for the prior year. The decrease was due to the reductions to interest rates during 1999 in the capital markets that were passed on through reductions in CFC loan interest rates.

The total cost of funding for the year ended May 31, 1999 was $664 million, an increase of $123 million or 23% over the prior year. The cost of funding increased due to the increase in average loan volume outstanding offset by a decrease to the average interest rate on funds outstanding. The average interest rate on funding for the year ended May 31, 1999 was 5.47%, a decrease from 5.60% in 1998. This rate decreased as a result of three 25 basis point reductions in the federal funds rate offset by an increase in Collateral Trust Bonds and Medium-Term Notes and Quarterly Income Capital Securities outstanding.

The gross margin earned on loans for fiscal year 1999 was $127 million, an increase of $30 million or 31% over the prior year. The gross margin of $127 million represents 1.04% of average loan volume for the year, an increase from the 1.00% represented by the $97 million gross margin for the prior year.

Operating expenses for fiscal year 1999 totaled $28 million, an increase of $4 million or 17% over the prior year. The operating expenses for fiscal year 1999 represented 0.23% of average loan volume, slightly less than the 0.24% for the prior year. While the dollar amount of operating expenses increased during the year ended May 31, 1999, the cost as a percentage of average loan volume decreased. The increase to the dollar amount of operating expenses was due to an increase in salaries and benefits from normal base salary increases and an increase in the number of employees, and the increased marketing effort. Staffing increases were required to support operations related to a growing loan portfolio, the increased marketing effort and the development of new products and services.

A total provision of $24 million was added to the loan loss reserve during the year ended May 31, 1999. The $24 million provision is an increase of $5 million or 26% over the amount added in the prior year. The provision to the reserve for fiscal year 1999 represented 0.20% of average loan volume, the same as the prior year. The increase to the provision for fiscal year 1999 was due to the overall growth in the portfolio.

A total of $1 million of nonoperating income was earned during fiscal year 1999, a slight reduction from the prior year.

During the year ended May 31, 1998, CFC recognized a gain of $5.2 million on the sale of land. No such gain was recognized in the year ended May 31, 1999.

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

The total cost of funding for the year ended May 31, 1998, was $541 million, an increase of $65 million over the prior year. The cost of funding increased due to the increase in average loan volume outstanding and to an increase to the average interest rate on funds outstanding. The average interest rate on funding for the year ended May 31, 1998 was 5.60%, an increase from 5.54% in 1997. This rate increased as a result of the increase of $1,392 million in Collateral Trust Bonds and Medium-Term Notes outstanding and the increase of $75 million in Quarterly Income Capital Securities outstanding, offset by an increase of $24 million in Members' Subordinated Certificates and Members' Equity outstanding.

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

The following is a summary of CFC's operating results as a percentage of average loans outstanding for the fiscal years ended May 31, 1999, 1998 and 1997.
                                     1999    1998    1997
Interest on loans                    6.51%   6.60%   6.58%
Less:  cost of funds                 5.47%   5.60%   5.54%
Gross operating margin               1.04%   1.00%   1.04%
General and administrative expenses  0.23%   0.24%   0.26%
Provision for loan losses            0.20%   0.20%   0.18%
Total expenses                       0.43%   0.44%   0.44%
Operating margin                     0.61%   0.56%   0.60%
Nonoperating income (1)              0.02%   0.08%   0.04%
Net margins                          0.63%   0.64%   0.64%
TIER                                 1.12    1.12    1.12
____________________
(1) Nonoperating income includes the gain on the sale of land in fiscal year
1998.

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

The following chart summarizes loans and guarantees outstanding by member class at May 31, 1999, 1998 and 1997.

                                                        Loans By Member Class
(Dollar amount in millions)                        1999                1998              1997
Electric systems:
    Distribution                           $ 8,719.3   56.7%   $ 7,265.9   57.5%   $6,282.1   57.5%
    Power supply                             3,538.8   23.0%     3,524.9   27.8%    3,285.0   30.0%
    Service organizations                      315.9    2.0%       191.8    1.5%      179.4    1.6%
    Associate members                          103.6    0.7%       102.7    0.8%      100.2    0.9%
       Subtotal electric systems           $12,677.6   82.4%   $11,085.3   87.6%   $9,846.7   90.0%
Telecommunication systems:
    Local exchange carrier                 $ 1,688.2   11.0%   $   810.7    6.3%    $ 754.2    6.8%
    Cable                                      128.9    0.8%        94.6    0.8%       56.3    0.5%
    Cellular                                   272.0    1.8%       152.9    1.2%      134.2    1.2%
    Personal telecommunications systems        303.5    2.0%       112.2    0.9%        5.9    0.1%
    Other                                      317.7    2.0%       404.5    3.2%      148.6    1.4%
       Subtotal telecommunication systems    2,710.3   17.6%     1,574.9   12.4%    1,099.2   10.0%
            Total                          $15,387.9  100.0%   $12,660.2  100.0%  $10,945.9  100.0%

CFC's members are widely dispersed throughout the United States and its territories, including 48 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands. At May 31, 1999, 1998 and 1997, no state or territory had over 12.9%, 11.7% and 10.6%, respectively, of total loans and guarantees outstanding.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. The majority of the largest single exposures are concentrated in the power supply systems due to their large plant and equipment requirements. At May 31, 1999, the total exposure outstanding to any one borrower did not exceed 4.2% of total loans (excluding loans guaranteed by RUS) and guarantees outstanding. At May 31, 1999, CFC had $2,242 million in loans outstanding, excluding loans guaranteed by RUS, and $703 million in guarantees outstanding, to its largest 10 borrowers. The amounts outstanding to the largest 10 borrowers at May 31, 1999 represented 16.4% of total loans outstanding and 41.7% of total guarantees outstanding. Total credit exposure to the largest 10 borrowers represented 19% of total credit exposure at May 31, 1999 and 1998.

Security Provisions

Except when providing lines of credit, CFC typically lends to its members on a secured basis. At May 31, 1999, a total of $1,231 million of loans were unsecured representing 9.1% of total loans and 8.1% of total loans and guarantees. Approximately $163.0 million or 13.2% of the unsecured loans represent obligations of distribution borrowers for the initial phase(s) of RUS note buyouts. Upon completion of a borrower's buyout from RUS, CFC receives first lien security on all assets and future revenues. The unsecured loans would represent 7.8% of total loans and 6.9% of total loans and guarantees if these partial note buyout obligations were excluded.
CFC's long-term loans are typically secured pro-rata with any other secured lenders (primarily RUS) by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

Portfolio Quality

The following tables summarize the key composite operating results of CFC's two main electric system borrower types, distribution and power supply systems, and the telecommunications system borrowers. The information presented below is as of December 31, and taken from the data contained on pages 18 to 24.

        CFC Distribution Member Borrowers
                Composite Results

                     1998    1997    1996    1995    1994
TIER                 2.35    2.34    2.44    2.42    2.42
DSC                  2.32    2.26    2.42    2.40    2.26
MDSC                 2.25    2.17    2.30    2.28    2.09
Equity percentage    42.6%   42.7%   42.5%   41.7%   41.5%

	CFC Power Supply Member Borrowers
                Composite Results

                     1998    1997    1996    1995    1994
TIER                 1.27    1.04    1.21    1.23    1.31
DSC                  1.28    1.13    1.20    1.22    1.24
Equity percentage    13.8%   12.8%   12.3%   11.7%    9.3%

NOTE:	The power supply composite results have been presented without the operating results of six systems experiencing financial difficulties. CFC had credit exposure to 4 of these systems (see Note 10 to the Combined Financial Statements).

        CFC Telecommunications System Borrowers
                Composite Results

                      1998    1997    1996
DSC                   2.14    2.39    3.21
Equity percentage       32%     31%     34%

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

The effectiveness of the all-requirements power contract is dependent on the individual systems' right and ability (legal as well as economic) to establish rates to cover all costs. The boards of directors of most of CFC's power supply and distribution members have the authority to establish binding rates for their consumer members subject to state and federal regulations, as applicable. Some states regulate rate-setting and can therefore override the system's internal rate-setting procedures.

During the past few years, power supply members have been increasing their equity levels. Under RUS underwriting standards, in order to qualify for additional RUS loan funds, power supply systems may be required to maintain, or demonstrate an ability to reach, an equity level of 20% of assets, or they must obtain guarantees from their affiliated distribution systems.

Nonperforming and Restructured Loans

CFC classifies a borrower as nonperforming when any one of the following criteria are met: (1) principal or interest payments on any loan to the borrower are past due 90 days or more, (2) as a result of court proceedings, repayment with the original terms is not anticipated, or (3) for some other reason, management does not expect the timely repayment of principal or interest. Once a borrower is classified as nonperforming, interest on its loans is recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At May 31, 1999, all nonperforming loans were on non-accrual status with respect to interest income. At May 31, 1999, nonperforming loans totaled $2 million, a decrease of $2 million from the prior year-end. The decrease was due to the write-off of loans to one borrower related to a bankruptcy settlement.

Loans classified as restructured are loans for which agreements have been executed that change the original terms of the loan, generally a change to the originally scheduled cashflows. At May 31, 1999, restructured loans totaled $577 million, an increase of $247 million from the prior year. The increase was due to amounts advanced to redeem the secured Bonanza lease obligation bonds offset by principal repayments received during the year. At May 31, 1999, all restructured loans were on an accrual status at a rate of 3.90%. Restructured loans were placed on accrual at February 1, 1999. All payments received prior to February 1, 1999 were applied against principal outstanding. At May 31, 1998 and 1997, restructured loans totaling $330 million and $362 million, respectively, were on a nonaccrual status with respect to the recognition of interest income.

                  NONPERFORMING AND RESTRUCTURED ASSETS
                                                         As of May 31
(Dollar amounts in thousands)                   1999        1998        1997

Nonperforming loans                          $  1,643    $  4,080    $  9,428
Percent of loans and guarantees outstanding      0.01%       0.03%       0.09%

Restructured loans                           $576,662    $329,538    $361,961
Percent of loans and guarantees outstanding      3.75%       2.61%       3.29%

Total nonperforming and restructured loans   $578,305    $333,618    $371,389
Percent of loans and guarantees outstanding      3.76%       2.64%       3.38%

Allowance for Loan Losses

CFC maintains an allowance for potential loan losses which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral, and economic and industry conditions. At May 31, 1999, the allowance for loan losses totaled $212 million, a net decrease of $38 million from the prior year-end. The allowance represented 36.7% of nonperforming and restructured loans and 1.38% of total loans and guarantees outstanding at year-end.

During fiscal year 1999, CFC recorded net loan charge-offs of $48 million.
A total of $62 million was written off, $40 million related to Wabash (the settlement of the RUS clawback), $21 million related to the defeasance of the Saluda River tax-exempt bonds and $1 million related to the transfer to RUS, of loans outstanding to Allegheny. A total of $14 million of amounts previously written off related to the deferred gain from the Wabash bankruptcy settlement and the release of funds held in trust for the Vermont Electric Cooperative and Vermont Generating and Transmission Cooperative restructuring was recovered.

Since its inception in 1969, CFC has charged off loan balances in the total amount of $79 million, net of recoveries.

Management believes that the allowance for loan losses is adequate to cover any portfolio losses which may occur.

The following chart presents a summary of the allowance for loan losses at May 31, 1999, 1998 and 1997.

                     ALLOWANCE FOR LOAN LOSSES
                                                 Years Ended May 31,
(Dollar amounts in thousands)                1999       1998        1997

Beginning balance                          $250,131   $233,208    $218,047
Provision for loan losses                    23,866     19,027      15,161
Charge-offs                                 (61,794)    (2,104)          -
Ending balance                             $212,203   $250,131    $233,208

As a percentage of total
             loans outstanding                 1.55%      2.36%       2.62%
As a percentage of total loans and
             guarantees outstanding            1.38%      1.98%       2.12%
As a percentage of total nonperforming and
             restructured loans outstanding   36.69%     74.98%      62.79%

Asset/Liability Management

A key element of CFC's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Match Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the next year. It is CFC's policy to manage asset and liability repricing terms within a range of 5% of total assets. At May 31, 1999, CFC had $617.8 million in fixed rate assets amortizing or repricing and $330.2 million in fixed rate liabilities and equity maturing during fiscal year 2000. The difference, $287.6 million, represents the fixed rate assets in excess of the fixed rate debt maturing during the next fiscal year. This difference of $287.6 million at May 31, 1999 represents 2.1% of total assets. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily Commercial Paper and Bank Bid Notes, both of which are issued primarily with original maturities under 90 days. CFC funds fixed rate loans with fixed rate Collateral Trust Bonds, Medium-Term Notes, Quarterly Income Capital Securities, Members' Subordinated Certificates and Members' Equity. With the exception of Members' Subordinated Certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, and Commercial Paper, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans.
CFC also uses Commercial Paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

Certain of CFC's Collateral Trust Bonds and Medium-Term Notes were issued with early redemption provisions. To the extent borrowers are allowed to convert their fixed rate loans to a variable interest rate and to the extent it is beneficial, CFC takes advantage of these early redemption privileges. However, because conversions can take place at different intervals from early redemptions, CFC charges conversion fees designed to compensate for any additional interest rate risk assumed by CFC.

CFC makes use of an interest rate analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and Members' Subordinated Certificate amortizations to determine the fixed rate funding gap for each individual year and for the portfolio as a whole. There are no scheduled maturities for the Members' Equity, primarily unretired Patronage Capital allocations. The balance of Members' Equity is assumed to remain relatively stable since annual retirements have been approximately equal to the annual allocation of net margins. The non-amortizing Members' Subordinated Certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing Members' Subordinated Certificates and Members' Equity are first used to "fill" any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed funded by short-term variable rate debt, primarily Commercial Paper. The interest rate associated with the assets and debt maturing or equity and certificates is used to calculate a TIER for each year and for the portfolio as a whole. The schedule allows CFC to analyze the impact on the overall TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. The following chart shows the scheduled amortization, and maturity of fixed rate asset and liabilities outstanding at May 31, 1999.

                                 INTEREST RATE GAP ANALYSIS
                              (Fixed Rate Assets/Liabilities)
                                     As of May 31, 1999

(Dollar amounts in millions)
                                                   Over 1      Over 3      Over 5      Over 10
                                                  year but    years but   years but   years but
                                     Less than   less than    less than   less than   less than    Over 20
                                      1 year      3 years      5 years     10 years    20 years     years       Total
Assets:
   Amortization and Repricing        $  617.8    $1,573.7     $1,381.6    $2,484.9    $1,570.1    $  666.2     $8,294.3
       Total Assets                  $  617.8    $1,573.7     $1,381.6    $2,484.9    $1,570.1    $  666.2     $8,294.3

Liabilities and Equity:
   Long-Term Debt                    $  326.4    $1,335.7     $1,523.3    $2,374.9    $  691.4    $  307.1     $6,558.8
   Subordinated Certificates              3.8        34.3         37.2       224.0       611.7        12.3        923.3
   Member's Equity                          -           -            -           -       248.4       365.4        613.8
       Total Liabilities and Equity  $  330.2    $1,370.0     $1,560.5    $2,598.9    $1,551.5    $  684.8     $8,095.9
Gap*                                 $ (287.6)   $ (203.7)    $  178.9    $  114.0    $  (18.6)   $   18.6     $ (198.4)
Cumulative Gap                       $ (287.6)   $ (491.3)    $ (312.4)   $ (198.4)   $ (217.0)   $ (198.4)
Cumulative Gap as a % of
                 Total Assets           (2.07)%     (3.53)%      (2.24)%     (1.42)%     (1.56)%     (1.42)%

*  Loan amortization/repricing over/(under) debt maturities

Derivative and Financial Instruments
All of the financial instruments to which CFC was a party at May 31, 1999 were purchased for purposes other than trading. All of CFC's financial instruments at May 31, 1999 were interest rate sensitive. The following table provides the significant balances and contract terms related to the market risk related financial instruments at May 31, 1999.


(Dollar amounts in thousands)                                                   Principal Amortization
                                Outstanding     Fair                                                                Remaining
Instrument                        Balance       Value        2000        2001      2002        2003      2004         Years
Investments                     $   74,403   $   74,403  $   74,403   $       -   $      -   $      -   $      -    $        -
    Average rate                      1.88%                    1.88%          -          -          -          -             -
Long-term fixed rate loans (1)   8,056,244    7,212,333     591,095     763,268    683,878    723,182    757,487     4,537,334
    Average rate                      6.72%                    6.59%       6.44%      6.71%      6.64%      6.36%         6.42%
Long-term variable rate loans    3,431,190    3,431,190     152,551     158,211    164,361    168,751    167,490     2,619,826
    Average rate (2)                  6.04%                       -           -          -          -          -             -
Intermediate-term loans (3)        314,610      315,640      33,115      28,690          -          -          -             -
    Average rate                      6.42%                    8.00%       8.00%         -          -          -             -
Line of credit loans (4)         1,192,113    1,192,113           -           -          -          -          -             -
    Average rate (2)                  6.19%                       -           -          -          -          -             -
RUS guaranteed loans               130,940      130,940       2,090       2,695      3,145      4,095      5,170       113,745
    Average rate (2)                  5.87%                       -           -          -          -          -             -
Nonperforming loans (5)              1,643        1,643           -           -          -          -          -             -
    Average rate (6)                  5.55%                       -           -          -          -          -             -
Restructured loans (7)             576,662      576,662       7,831       8,688      9,004     12,250     14,965       523,924
    Average rate                      3.90%                    3.90%       3.90%      3.90%      3.90%      3.90%         3.90%

Liabilities & equity:
Commercial Paper                $5,871,243   $5,871,243  $5,871,243   $       -   $      -   $      -   $      -    $        -
    Average rate                      4.94%                    4.94%          -          -          -          -             -
Bank Bid Notes                     375,000      375,000     375,000           -          -          -          -             -
    Average rate                      4.86%                    4.86%          -          -          -             -       -
Medium-Term Notes                2,625,286    2,511,091     982,963     206,217    241,750    355,820    114,125       724,411
    Average rate                      6.10%                    5.22%       6.14%      5.69%      6.23%      5.49%         6.06%
Collateral Trust Bonds           2,996,299    2,956,297     150,000     100,000    100,000    500,000    300,000     1,846,299
    Average rate (8)                  6.42%                    6.14%       6.45%      6.75%      5.83%      5.77%         6.46%
QUICS                              400,000      400,586           -           -          -          -          -       400,000
    Average rate                      7.62%                       -           -          -          -          -          7.62%
Subordinated Certificates        1,239,816    1,239,816       2,947       8,680     25,661     24,634     12,579     1,165,315
    Average rate                      3.25%                    3.03%       2.21%      0.85%      1.08%      3.79%         3.18%

______________________
(1) The principal amount of fixed rate loans is the total of scheduled principal amortizations and scheduled repricings.
(2)  Variable rates are set the first day of each month.
(3) Intermediate-term loan amortizations include principal payments on both variable rate and fixed rate loans. Scheduled fixed rate amortizations are listed in the chart. There is no scheduled amortization for variable rate loans.
(4) Line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.
(5) CFC is uncertain as to the amounts and timing of repayments related to nonperforming loans.
(6) At May 31, 1999, all nonperforming loans were on non-accrual status with respect to the recognition of interest income.
(7) All restructured loans were performing on the negotiated terms (see note 10 to Combined Financial Statements). Amortization based on scheduled minimum payments.
(8) The Collateral Trust Bonds maturing in fiscal year 2000 carry a variable interest rate.

The following table provides the notional amount, average rate paid, average rate received and maturity dates for the interest rate exchange agreements to which CFC was a party at May 31, 1999.

(Dollar amounts in thousands)                                          Principal Amortization
                            Notional Principal    Fair                                                          Remaining
   Instrument                   Balance           Value       2000        2001      2002     2003      2004       Years
Interest rate swaps            $2,796,022       $2,840,561  $852,851   $626,554   $34,810   $22,375   $329,775   $929,657
Average rate paid (1)                5.40%
Average rate received (1)            4.93%

(1) Scheduled interest rate exchange agreement maturities include agreements in which CFC pays both fixed and variable rates and receives variable rates.

The following table provides the notional amount, average rate paid, average rate received and maturity dates for the currency exchange agreement to which CFC was a party at May 31, 1999.


(Dollar amounts in thousands)                                          Principal Amortization
                            Notional Principal    Fair                                                          Remaining
   Instrument                   Balance           Value       2000        2001      2002     2003      2004       Years
Currency swaps                 $390,250         $369,814    $      -   $      -   $      -  $      -  $      -   $390,250
Average rate paid                  6.22%
Average rate received              4.60%

Market Risk

CFC's primary market risk exposure is interest rate risk. A secondary risk exposure is liquidity risk. CFC is also exposed to counterparty risk related to the interest rate and currency exchange agreements it has entered.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate Collateral Trust Bonds, Medium-Term Notes, Quarterly Income Capital Securities, Members' Subordinated Certificates, Members' Equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk related to the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and equity maturing by year (see chart on page 35). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 5% or less. At May 31, 1999 and 1998, 2.1% and 2.7%, respectively, of the fixed rate loans were funded with variable rate debt. The interest rate risk is minimal on variable rate loans, since the loans are priced monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, non-interest bearing Members' Subordinated Certificates and Members' Equity to fund variable rate loans. At May 31, 1999 and 1998, 36.6% and 54.2%, respectively, of loans carry a variable interest rate.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years.
These loans are funded by variable rate Commercial Paper, Bank Bid Notes, Collateral Trust Bonds and Medium-Term Notes; non-interest bearing Members' Subordinated Certificates and Members' Equity. The average maturity of Commercial Paper and Bank Bid Notes is typically about 30 to 35 days. The Collateral Trust Bonds and Medium-Term Notes are issued for longer periods, but typically much shorter than the maturity of the loans. Loan Subordinated Certificates are issued for the same period as the related loan. Thus, CFC is at risk if it is unable to continually roll over its Commercial Paper balances or issue other forms of variable rate debt to support its variable rate loans. CFC also faces liquidity risk in the funding of its fixed rate loans. Borrowers may select a fixed interest rate term of one year to the loan maturity. When an interest rate term of a duration shorter than loan maturity expires, the borrower may select a new fixed interest rate term of one year to the remaining loan maturity or the long-term variable rate. CFC does not match fund each fixed rate loan, but rather funds its fixed rate loans in aggregate. CFC matches the maturity of the fixed rate funding to the fixed interest rate terms selected, rather than the loan maturity. When the fixed interest rate term expires, CFC obtains new fixed rate funding based on the new interest rate term selected by the borrower. CFC is at risk in the rolling over of its fixed rate funding of a maturity less than the loan maturity. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At May 31, 1999 and 1998, CFC had a total of $4,793 million and $5,218 million, respectively in revolving credit agreements and bank lines of credit. To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 39). CFC also maintains shelf registrations with the SEC for its Collateral Trust Bonds, Medium-Term Notes and Quarterly Income Capital Securities. At May 31, 1999 and 1998, CFC had active shelf registrations totaling $700 million and $300 million related to Collateral Trust Bonds, $144 million and $1,264 million related to Medium-Term Notes and $100 million and $50 million related to Quarterly Income Capital Securities. Subsequent to year-end on June 4, 1999, CFC registered an additinal $2,000 million related to Medium-Term Notes. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has Commercial Paper and Medium-Term Note issuance programs in Europe. At May 31, 1999 and 1998, CFC had $50 million and $82 million of Commercial Paper, respectively, and $735 million and $250 million of Medium-Term Notes, respectively, outstanding to European investors. CFC has issuance authority of $1 billion related to Commercial Paper and $2 billion related to Medium-Term Notes under these programs.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements. To mitigate this risk, CFC only enters into interest rate exchange agreements with highly rated counterparties. At May 31, 1999 and 1998, CFC was a party to $2,796 million and $754 million, respectively, of interest rate exchange agreement. To date, CFC has not experienced a failure of a counterparty to perform as required under the interest rate exchange agreement. At May 31, 1999, CFC's interest rate exchange agreement counterparties had credit ratings ranging from A to AAA as assigned by Standard & Poor's Corporation.

Foreign-Currency Risk

CFC may issue European Commercial Paper, Medium-Term Notes or bonds denominated in foreign-currencies. For any such note issued, CFC expects to enter into a foreign-currency exchange agreement with a highly rated counterparty. The cost of the currency exchange agreement would be factored into the interest rate CFC pays on the obligation and included in CFC's total cost of funds. At May 31, 1999, CFC had a total of $390 million of Medium-Term Notes, denominated in Euros, outstanding.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into foreign-currency exchange agreements. To mitigate this risk, CFC only enters into foreign-currency exchange agreements with highly rated counterparties. At May 31, 1999, CFC was a party to 390 million of foreign-currency exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under the foreign-currency exchange agreements. At May 31, 1999, CFC's foreign-currency counter parties had credit ratings ranging from AA to AA+ as assigned by Standard & Poor's Corporation.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service ("Moody's"), Standard & Poor's Corporation ("S&P") and Fitch Investors Service ("Fitch"). The following table presents CFC's credit ratings at May 31, 1999.

                                         Moody's       S&P       Fitch
Direct
Collateral Trust Bonds                     Aa3          AA         AA
Domestic and European Medium-Term Notes    A1           AA-        AA-
Quarterly Income Capital Securities        A2           A          A+
Domestic and European Commercial Paper     P1           A-1+       F-1+

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

Member Investments

At May 31, 1999 and 1998, CFC's members provided 20.4% and 27.8% of total capitalization as follows:

	MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

(Dollar amounts in thousands)                     % of                % of
                                       1999       Total      1998     Total
Commercial Paper                     $1,063,650    18.1%  $1,195,600   21.0%
Long-term debt
   (primarily Medium-Term Notes)        211,000     3.1%     240,348    8.0%
Members' Subordinated Certificates    1,239,816   100.0%   1,229,166  100.0%
Members' Equity                         294,953   100.0%     279,278  100.0%
        Total                        $2,809,419           $2,944,392

Percentage of total capitalization         20.4%                27.8%

The total amount of member investments decreased by $135 million at May 31, 1999, compared to May 31, 1998. Total member investment as a percentage of total capitalization decreased due to the increase in nonmember debt required to fund the growth in loans. Total capitalization at May 31, 1999 was $13,803 million, an increase of $3,222 million over the total capitalization of $10,581 million at May 31, 1998. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 21.6% and 29.5% at May 31, 1999 and 1998, respectively. Due to policy changes that have reduced Members' Subordinated Certificate purchase requirements and accelerated Patronage Capital retirements, CFC expects the percentage of capitalization provided by its members to continue to decline.

Historical Results

The following chart provides CFC's key operating results over the last five years.

                                        SELECTED KEY FINANCIAL DATA
(Dollar amounts in thousands)

As of May 31:                   1999          1998          1997        1996       1995
Net loans                    $13,491,199   $10,329,345   $8,678,196  $7,728,271  $6,747,124
Total liabilities            $12,390,483   $ 9,174,444   $7,573,414  $6,576,764  $5,575,853
Total Members'Subordinated
    Certificates and Equity  $ 1,534,769   $ 1,508,444   $1,484,080  $1,477,325  $1,504,936
Guarantees                   $ 1,684,465   $ 2,034,494   $2,080,671  $2,249,440  $2,574,922
Leverage ratio (1)                  7.00          6.37         5.84        5.69        5.13
Debt/equity (2)                     5.52          4.51         3.97        3.63        3.01

Gross margins                $   126,694   $    97,038   $   88,710  $   78,994  $   78,771
Net margins                  $    76,439   $    62,216   $   54,736  $   49,041  $   45,212
TIER (3)                            1.12          1.12         1.12        1.12        1.13

____________________
(1) The leverage ratio is calculated by dividing debt and guarantees outstanding, excluding Quarterly Income Capital Securities and debt used to fund loans guaranteed by RUS, by the total of Members' Subordinated Certificates, Members' Equity and Quarterly Income Capital Securities.
(2) The debt/equity ratio is calculated by dividing debt outstanding, excluding Quarterly Income Capital Securities and debt used to fund loans guaranteed by RUS, by the total of Members' Subordinated Certificates, Members' Equity, the loan loss allowance and Quarterly Income Capital Securities.
(3) TIER is calculated by dividing net margins before extraordinary items plus the cost of funds by the cost of funds.

Year 2000 Compliance

CFC has appointed a Year 2000 Project Coordinator and assembled a team of individuals from all areas of the company to assist in the development of a year 2000 compliance plan and the testing of all business essential applications. CFC's year 2000 plan includes the following activities:

* Identification of at risk applications and equipment,
* Obtain certification from vendors,
* Review the results of step 2,
* Develop plan to address items that will not be compliant,
* Implement solutions,
* Testing of all applications and equipment,
* Final corrections.

CFC has completed all but the final corrections for its business critical systems.

CFC has completed the testing of its computer systems. All software and hardware components have successfully passed year 2000 testing.

CFC does not anticipate any significant impact on internal operations due to the year 2000 problem. Each business application owner has developed a contingency plan. The contingency plans and test results will be maintained as part of the remediation effort documentation. CFC's information system staff will be at CFC on January 1, 2000 to monitor systems as the date changes. The first business day for CFC will be January 4, 2000, which allows three days to work on any problem that may occur.

CFC depends on the federal wire system to advance loan funds and to collect debt service payments on loans. CFC also depends on the capital markets for the bulk of its loan funding. Serious disruptions in these areas could impact CFC's operations.

In 1994 CFC decided to move from a mainframe computer system to a client server computer system. This change to a client server system was initiated solely for business purposes. The client server platform allows CFC staff and members access to data that was not possible with the mainframe. Along with the change in computer platform, CFC moved from internal development of all software applications to a mixture of externally developed software solutions and internal development with tools such as Java, Power Builder and Lotus Notes. Some of the initial client server components have been upgraded due to the demand for more processing power and memory. As a result of the decision to migrate to a client server system and the subsequent upgrades CFC's year 2000 problems have been mitigated.

To date CFC's remediation cost has been insignificant. CFC does not anticipate that the overall cost of remediating its year 2000 problem, cost to date plus any additional amounts required before or after January 1, 2000, will adversely impact operations. CFC has performed all work related to the year 2000 compliance plan internally. The cost of migrating to a client server system and upgrading client server components for additional power and memory is not considered a year 2000 remediation cost.

While CFC does not anticipate any operational problems, its borrowers' ability to make debt service payments depends on their ability to generate and deliver electric power and to deliver telecommunications services to their customers. Disruptions to these services could impact the borrowers' ability to make debt service payments to CFC. Factors mitigating the potential impact of service disruptions include:

* Borrowers have cash balances and the ability to draw down on lines of credit to temporarily cover debt service payments,
* Electric power was generated and transmitted to customers prior to the present level of computer automation, thus manual operation of plants and distribution systems is possible, and
* CFC maintains a revolving credit facility and bank lines of credit, which could be drawn upon to meet debt obligations in the event that borrowers experience temporary difficulty in making their debt service payments.

CFC required its electric borrowers to provide details of their compliance effort in the officers' certificate for the year ended December 31, 1998. Responses have come as statements or copies of their individual year 2000 plans. To date CFC has received approximately 900 responses. About 97% of the responses have been considered to be "Satisfactory"- Cooperative states that they are aware of and addressing the potential year 2000 problem and taking the necessary steps to become year 2000 compliant; that they have adequate resources to perform the work; and they are testing systems, validating vital components and have created contingency plans. The remainder has been classified as "Unable to Assess" status - Cooperative statement lacks enough information or is vague. CFC is trying to follow up with these cooperatives to get more information. CFC has not received any responses that would be classified as "Unsatisfactory" - Cooperative states they are unable or unwilling to address the potential year 2000 problem, they don't expect to be year 2000 ready or offer no statement at all.

Year 2000 activities will continue to be documented in detail to reflect that CFC demonstrated all reasonable effort, that all risks were fully assessed and that a detailed plan was fully executed.

Financial and Industry Outlook

The approved funding levels for RUS loans have decreased in each of the last two years and the proposed amounts for the fiscal year beginning October 1, 1999 are approximately the same as for the year ending September 30, 1999. While the loan amounts have decreased, the amount of RUS guarantees available has increased each year over the same period. If this trend of increased RUS guarantees over direct loans continues, the rural utilities will have to obtain funding from alternative sources.

During fiscal year 1999, CFC advanced approximately $556 million to electric borrowers for the purpose of prepaying their RUS loans. From March 1994, the date final regulations were adopted, through May 1999, CFC has advanced a total of $2,601 million to borrowers for this purpose. To date, CFC has been selected as the lender for 95% of the RUS debt refinancings. At May 31, 1999, there were applications pending at RUS for an additional $31 million of buyouts, in which CFC has been selected as the lender and has approved loan commitments. Future volume of RUS note prepayments will depend on a number of factors including interest rates, tax consequences and possible acquisition or other business opportunities available to the members. CFC does not expect large volumes of prepayment requests to be made at any one time, but believes that there will be a steady stream of activity.

CFC believes that demand for loans from its electric members will continue to maintain the pace set over the last few years. Factors impacting the level of increase in demand for CFC loan funds will include:
* the number of systems that decided to buy out their RUS debt;
* the strength of the economy;
* the utilization of loans from the FFB with a guarantee from RUS;
* mergers and acquisitions of non-cooperative electric systems; and
* the pace of diversification into new businesses, such as gas and propane and new telecommunications services.

The telecommunications loan portfolio has grown significantly in the last few years. The growth has come from the sell off of rural exchanges by larger telecommunications organizations (primarily GTE) and the expansion of wireless services. Future growth in telecommunications lending is expected to come from the following areas:
* acquisitions of rural exchanges from investor-owned organizations that require a high rate of return;
* consolidations of rural telecommunications companies; and
* expansion of wireless services, including Local Multiple Distribution Services ("LMDS"), which offers a variety of one and two way broadband telecommunications services.

The significant loan growth over the past few years has caused CFC's debt to equity and leverage ratios to increase. CFC is currently reviewing options to slow the growth in the debt to equity and leverage ratio as the loan portfolio continues to grow. CFC expects to get recommended actions to slow the growth in these ratios approved and implemented prior to the end of fiscal year 2000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See market risk discussion on pages 38 and 39.

Item 8.   Financial Statements and Supplementary Data.

The Combined Financial Statements, Auditors' Report and Combined Quarterly Financial Results are included on pages 53 through 82 (see Note 13 to Combined Financial Statements for a summary of the quarterly results of CFC's operations).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     (a)  Directors

                                                    Director  Date present
Name                                           Age    since   term expires

Benson Ham (President of CFC)                  65      1995       2001
R.B. Sloan, Jr. (Vice President of CFC)        47      1996       2002
Wade R. Hensel (Secretary-Treasurer of CFC)    47      1997       2000
James Andrew                                   62      1999       2001
Robert A. Caudle                               54      1999       2002
Glenn English                                  58      1994       2000
Alden J. Flakoll                               65      1996       2002
James A. Hudelson                              54      1999       2002
Kenneth Krueger                                61      1997       2000
Stephen R. Louder                              47      1998       2001
Eugene Meier                                   70      1997       2000
R. Layne Morrill                               59      1995       2001
Robert J. Occhi                                52      1996       2002
Michael Pigott                                 55      1997       2000
Timothy Reeves                                 51      1998       2001
Brian D. Schlagel                              49      1998       2001
Thomas W. Stevenson                            57      1997       2000
Clifford G. Stewart                            53      1997       2001
Robert Stroup                                  54      1996       2002
Robert C. Wade                                 65      1997       2000
Robert O. Williams                             66      1994       2000
Eldwin A. Wixson                               67      1995       2001

     (b)  Executive Officers
                                                                Held present
Title                                Name                  Age  office since

President and Director                Benson Ham            65      1999
Vice President and Director           R.B. Sloan, Jr.       47      1999
Secretary-Treasurer and Director      Wade R. Hensel        47      1999
Governor and Chief Executive Officer Sheldon C. Petersen 46 1995 Senior Vice President of Member
  Services and General Counsel        John J. List          52      1997
Senior Vice President and
  Chief Financial Officer             Steven L. Lilly       49      1994
Senior Vice President for
  Strategic Services                  David J. Hedberg      48      1995
Senior Vice President of Operations   John T. Evans         49      1997
Senior Vice President of Corporate
  Relations                           Richard E. Larochelle 46      1998

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

Mr. Ham has been a Director of Central Georgia Electric Membership Cooperative, Jackson, GA, since 1983. He was the managing partner in the law firm of Ham, Jenkins, Wilson & Wangerin, from 1991 to 1998, and is currently retired. He is a partner in Sleepy Creek Farms, a commercial cow-calf operation established in 1983. He also served for ten years in the Georgia Legislature. He is currently a member of the Monroe County Economic Development Authority. He has served as President of the Flint Judicial Circuit Bar Association from 1962 to 1963 and has served on the Board of Governors of the Georgia Bar Association. He currently serves as a member of the Board of Directors of Georgia Transmission Corporation and Georgia Electric Membership Corporation.

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

Mr. Hensel has been General Manager of BENCO Electric Cooperative, Mankato, MN, since 1981. He is a former Chairman of Minnesota Rural Electric Manager's Association and a former Chairman of the Cooperative Power Manager's Association. He has been a member of the management committee of Cooperative Television Association of Southern Minnesota since 1993, a partner in North Mankato/BENCO Electric Cooperative since 1991, a director of Mankato Rehabilitation Center since 1995, and a director and former Chairman of Valley Industrial Development Corporation. He is a former chairman and former director of the Chamber of Commerce, a former president of the Jaycees, a former treasurer and board member of the Independent School District #77, and former director of Immanuel-St. Joseph's Hospital.

Mr. Andrew has served on the National Rural Electric Cooperative Association Board since 1989, and has been President since 1999. He serves as director of Jefferson Energy Cooperative since 1976, and is also director and former president for Georgia Electric Membership Corporation. Before his semi-retirement, Mr. Andrew was president/owner of BAS, Inc., an agricultural irrigation business in Waynesboro, GA. He serves as Chairman of Ogeechee Valley Bank since 1997 where he was on the bank board since 1973.

Mr. Caudle is a Trustee for the Lea County Electric Cooperative in Lovington, NM. He has been active in the domestic oil and gas industry as a partner in two independent companies, CB Partners, Midland, TX since 1992 and M & W of Lovington, NM since 1993. Since 1990, Mr. Caudle has also owned a consulting business named after him which specializes in utility title and regulatory issues, in Lovington, NM.

Mr. English has been Chief Executive Officer of NRECA, Washington, DC, since March 1994. He served in the United States House of Representatives from 1975 to 1994. He served on the House Agriculture Committee from 1975 to 1994, and was Chairman of the House Agricultural Subcommittee on Environment, Credit and Rural Development in 1989.

Mr. Flakoll is President of FEM Electric Association, Inc., Ipswich, SD and has been on the board of directors since 1977, and is a director of the East River Electric Power Cooperative, Madison, SD. He has been the owner and operator of Flakoll Enterprises, a diversified farming, ranching and feedlot operation, since 1957. He has also been the Chairman of District 2 South Dakota Rural Electric Association Legislative and Resolutions Committee since 1992. He is President of the South Dakota Outstanding Farmers of America and Secretary-Treasurer of North Central Hereford Association. Mr. Flakoll is a past President of the North Central Livestock Association and past business manager of Wachter School District.

Mr. Hudelson has been General Manager of Wyrulec Company since 1976. He became Chairman of the Legislative Committee for the Wyoming Rural Electric Association in 1989. He served as president of Goshen County Economic Development Corporation from 1991 to 1994, and has been a member since 1990. He has been the Director for the Eastern Wyoming Development Corporation since 1999.

Mr. Krueger has been a Director of Flathead Electric Cooperative, Inc., Kalispell, MT, since 1972 and was President from 1977 to 1984. He also served as Director and member of the Executive and Legislative Committees. He has owned and operated a grain farm since 1960. He was President of the Montana Electric Cooperatives' Association from 1979 to 1988, and Secretary-Treasurer from 1976 to 1979. He served on the Building Committee, the Dues and Policy Committee, and the Budget Committee. He is also a member of the NRECA Region IX Resolutions Committee. Mr. Krueger was Flathead County Commissioner from 1983 to 1989. He is a past member of the Montana State Rural Area Development Committee, past Master of the Stillwater Grange, and former board member and Chairman of the West Valley School Board in Flathead, MT. He was also District VI Director of Montana Wheat and Barley Committee from 1986-1991.

Mr. Louder has been President and General Manager of Deaf Smith Electric Cooperative, Hereford, TX, since 1992. He is a director at Golden Spread Electric Cooperative and a former member and Chairman of the Texas Electric Cooperative Member Services Committee. He is a registered Professional Engineer in the state of Texas, a member of the Community Christian School Board of Trustees and a member of the Board of Elders at Community Church in Hereford, TX. He is also active in his local economic development and 4-H Club.

Mr. Meier has been a Director of Cooperative Development Services since 1998 and the Director of Pierce-Pepin Cooperative Service, Ellsworth, WI, since 1991. He has been Vice President of the Wisconsin Electric Cooperative since 1995 and was Chairman of its Legislative Committee from 1994 to 1998. Prior to his retirement in 1994, Mr. Meier was Maintenance Foreman of Continental Nitrogen and Resources, Inc. He has also owned and operated a farm since 1964. He has been a director of the Wisconsin Federation of Cooperatives since 1995. He is a former member of Legislative Standing Committee, NRECA, and a former executive committee member of the Wisconsin Electric Cooperative Association. He is an active member and past President of Joy Lutheran Church of Prescott.

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

Mr. Reeves has been President and General Manager of Southern Illinois Power Cooperative, Marion, IL, since 1993. He was Executive Vice President and General Manager of Southern Illinois Electric Cooperative from 1981 to 1990, and Assistant to the Manager of Egyptian Electric Cooperative Association from 1974 to 1980. He is the Chairman of Illinois ACRE and a member of Illinois Managers Association and the G&T Managers Association. He also served as President of the Union County Hospital Board and the Southern Most Illinois Tourism Board.

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

Mr. Stevenson has been President and Chief Executive Officer of Wolverine Power Supply Cooperative, Inc., Cadillac, MI, since 1995. He was the General Manager and Chief Executive Officer of Ketchikan Public Utilities, Ketchikan, AK from 1989 to 1995. He has been a Director of Michigan Association of Rural Electric Cooperatives since 1995. He is a member of NRECA's Power and Generation Committee and G & T Managers Association. Mr. Stevenson served as mayor pro tem and city council member of Longmont, Colorado from 1978 to 1981.

He served as a board member of Denver Regional Council of Governments, and as a board member and executive committee member of Ketchikan Chamber of Commerce. He is a member of the American Institute of Certified Public Accountants, the Colorado Society of CPAs, Rotary International (Paul Harris Fellow), the American Legion, and the VFW.

Mr. Stewart has been the Vice President and General Manager of Oregon Trail Electric Consumers Cooperative, Baker City, OR, since 1993, and is Chairman of the Board at Pacific Northwest Generating Cooperative since 1998. He was general manager of Farmers' Electric Cooperative, Inc. from 1985 to 1993 and served on the Clovis-Curry Economic Development Board from 1990 to 1993. He is past president of the New Mexico Rural Electric Self Insurers Fund, a former director of the New Mexico Rural Electric Association, and Chairman of the Association's Publications committee.

Mr. Stroup has been Vice President of Rush Shelby Energy REMC (previously Shelby County REMC) in Shelbyville, IN since 1994 and has owned a construction and design company since 1964. He has been a Director of Hoosier Energy REC since 1992 and of the Indiana Statewide Association of Rural Electric Cooperatives since 1993. He is also a member of the Marietta Volunteer Fire Department and the Shelby County Chamber of Commerce.

Mr. Wade serves as Chairman of Nolin Rural Electric Cooperative Corporation, Elizabethtown, KY, and has been engaged in grain farming since 1960. He is the Director of Kentucky Association of Electric Cooperatives, of which he was Chairman from 1980 to 1982. He has been Vice Chairman of Kentucky Electric Cooperatives' Political Action Committee, SURE--Speak Up for Rural Electrification since 1974. He is a member of KAEC Strategic Planning Committee and Management and Employees Committee, and served on CFC's Committee on Objectives and Planning. Mr. Wade is a member of PNC Bank Advisory Board, board member and past President of North Central Kentucky Education Foundation, Director of Hardin County Community Foundation, a member of University of Kentucky Community College Futures Commission, past Chairman of Hardin County Planning and Development Commission and Hardin County Extension Council.

Mr. Williams has been President and Chief Executive Officer of York Electric Cooperative, York, SC since 1974. He has also been a trustee for both the Saluda River Electric Cooperative, Laurens, SC, and the Electric Cooperatives of South Carolina since 1974. He was a trustee for the South Carolina State Development Board from 1991 to 1993 and a trustee for the York Technical College Foundation Board from 1983 to 1991. Mr. Williams commenced serving as a trustee on a local bank board (Bank of York, York, SC) as of March 1999.

Mr. Wixson has been a Director of New Hampshire Electric Cooperative, Inc., Plymouth, NH, since June 1986 and President (now retitled Chair) of the Board of Directors since June 1992. He also served as President and CEO of Cooperative Resources, an ISP serving the Lakes region of New Hampshire from the time of incorporation in April 1997 to June 1999. Mr. Wixson has been a professor of mathematics at Plymouth State College, of the University System of New Hampshire, since 1966 and was Interim Dean from July 1994 to June 1995. He also has been Chair of the Board of Directors of the Community Guaranty Savings Bank since 1988. He served as a Director of the Speare Memorial Hospital from 1986 to 1998. He was the principal-controlling partner of the Plymouth Pharmacy from 1979 to 1983 and was a Maine dairy farmer from 1956 to 1963.

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

Mr. Larochelle joined CFC as Director of Corporate Relations in May 1996.
He became Senior Vice President of Corporate Relations in August 1998. Prior to joining CFC, he was the Legislative Director at NRECA where he worked for 12 years.

     (f)  Involvement in Certain Legal Proceedings.

None to the knowledge of CFC.

     (g)  Promoters and control persons.

Inapplicable.

Item 11.  Executive Compensation

The Summary Compensation Table below sets forth the aggregate remuneration for services in all capacities to CFC, on an accrual basis, for the three years ended May 31, 1999, 1998 and 1997 to the named executive officers. The named executive officers include the CEO and the four next most highly compensated executive officers serving at May 31, 1999, with salary and bonus for fiscal year 1999 in excess of $100,000.

	Summary Compensation Table
                                                                 All
                                       Annual Compensation      Other
                                    Year   Salary   Bonus    Compensation (1)

Sheldon C. Petersen                 1999  $358,750  $77,656    $19,208
    Governor and Chief              1998   328,854        -     25,009
    Executive Officer               1997   289,711        -     18,358

John J. List                        1999   198,667   43,750      3,474
   Senior Vice President of Member  1998   194,652   19,100      4,035
   Services and General Counsel     1997   173,246    7,000     11,177


Steven L. Lilly                     1999   218,167   48,344      8,665
   Senior Vice President and        1998   205,869   12,200     10,352
   Chief Financial Officer          1997   192,620    3,000      9,232

David J. Hedberg                    1999   161,833   35,656      7,071
   Senior Vice President for        1998   150,849   17,300      6,615
   Strategic Services               1997   147,704    5,000      8,309

John T. Evans (2)                   1999   202,500   44,844     16,312
   Senior Vice President for        1998   106,571   10,500     24,252
   Operations
_________________
(1) Amounts for fiscal years 1999, 1998 and 1997 include $13,166, $21,501 and $13,325 related to leave accruals and $6,042, $3,508 and $5,033 related to CFC contributions to a savings plan for Mr. Petersen; $(166), $854 and $7,819 related to leave accruals and $3,640, $3,181 and $3,358 related to CFC contributions to a savings plan for Mr. List; $4,670, $7,159 and $5,473 related to leave accruals and $3,995, $3,193 and $3,759 related to CFC contributions to a savings plan for Mr. Lilly; $3,835, $3,525 and $5,415 related to leave accruals and $3,237, $3,090 and $2,894 related to CFC contributions to a savings plan for Mr. Hedberg; $14,262, $24,252 and $0 related to leave accruals and $2,050, $0 and $0 related to CFC contributions to a savings plan for Mr. Evans.

(2) Mr. Evans joined CFC in November 1997. The compensation table for 1998 includes the actual compensation paid to Mr. Evans through May 31, 1998, and not his annual salary.

CFC established an incentive compensation plan for all employees in fiscal year 1999. The plan provides for incentive payments of between 15% and 25% of salary based on the achievement of performance targets established at the beginning of the fiscal year. CFC's executives are eligible to receive incentive payments of up to 25% of salary under this plan, depending on corporate performance and the performance of the operating groups reporting to each executive. The incentive plan replaces the bonus plan that was in effect through fiscal year 1998.

CFC's Board of Directors approves the performance targets for the incentive plan annually during the strategic planning and budgeting process. The board of directors will also review the performance achievements for the year and approve the payout under the incentive plan prior to disbursement.

Defined Benefit or Actuarial Plan Disclosure

NRECA maintains the Retirement and Security Program entitling CFC employees to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. As of May 31, 1999, the number of years of service credited and the compensation covered under the program, respectively, for the officers listed above was as follows: Sheldon C. Petersen-15 years 9 months, $328,750; John Jay List-27 years 3 months, $198,667; Steven L. Lilly-15 years 7 months, $218,167; David J. Hedberg-17 years 5 months, $161,833, John T. Evans-one year 6 months, $202,500.

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

*The Tax Reform Act of 1984 places a cap on maximum salary used to compute retirement benefits and maximum yearly benefit. For calendar year 1999, the salary cap is $160,000 (the cap represents the amount of salary for 1999 that may be used in the computation of the average base salary) and the benefits cap is $130,000.

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

Compensation of Directors

No director received any remuneration as an officer or director of CFC. Directors are reimbursed for travel and lodging expenses and receive a daily per diem to cover meals and other expenses related to their attendance at all Board of Directors functions.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Pursuant to an employment agreement effective as of March 1, 1996, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through February 28, 2001 (with automatic one-year extensions unless either party objects) at no less than $245,000 per annum plus such bonus (if any) as may be awarded him. Certain payments have been agreed to in the event of Mr. Petersen's termination other than for cause; for example, Mr. Petersen leaving for good reason, disability or termination of his employment due to death.

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

Compensation Committee Interlocks and Insider Participation

During the year ended May 31, 1999 the following directors and former directors of CFC served as members on the Executive Committee of the Board of Directors (which functions as the Board's compensation committee):

		Benson Ham (President of CFC)
		Wade R. Hensel (Secretary-Treasurer of CFC)
		R. Layne Morrill
		Robert J. Occhi
		Brian Schlagel
                R.B. Sloan, Jr. (Vice President of CFC)
		Robert Williams

Other than those mentioned above, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Inapplicable.

Item 13.  Certain Relationships and Related Transactions.

Loans and guarantees were made to member systems of which officers or directors of CFC are members, employees or directors in the ordinary course of CFC's business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other members and did not involve more than normal risk of uncollectibility or present other unfavorable features. It is anticipated that, consistent with its loan and guarantee policies in effect from time to time, additional loans and guarantees will be made by CFC to member systems and trade and service organizations of which officers or directors of CFC are members, employees, officers or directors. In light of its cooperative nature, pursuant to which CFC was established for the very purpose of extending financing to its members (from whose ranks its directors must be drawn), CFC is of the view that no purpose would be served by including detailed information with respect to specific loans and guarantees to members with which any of its directors are affiliated.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
   (a)  Documents filed as a part of this report.
        1.  Financial statements
                                                                      Page
   Report of Independent Public Accountants                             53
   Combined Balance Sheets                                              54
   Combined Statements of Income, Expenses and Net Margins              56
   Combined Statements of Changes in Members' Equity                    57
   Combined Statements of Cash Flows                                    58
   Notes to Combined Financial Statements                               59

        2.  Financial statement schedules                             Page
   Note 13  to Combined Financial Statements "Combined Quarterly
   Financial Results"                                                   82

All other schedules are omitted because they are not required or inapplicable or the informat ion is included in the financial statements or notes thereto.

	3.  Exhibits
        3.1 - Articles of Incorporation.  Incorporated by reference to Exhibit
              3.1 to Registration Statement No. 2-46018, filed October 12,
              1972.
        3.4 - Amendments to Bylaws as approved by CFC's Board of Directors and members on February 28, 1995, and a copy of the Bylaws as amended. Incorporated by reference to Exhibit 3.4 from CFC's Form 10-K filed August 29, 1995.
        4.1 - Form of Capital Term Certificate.  Incorporated by reference to
              Exhibit 4.3 Registration Statement No. 2-46018 filed October 12, 1972.
        4.2 - Indenture dated as of February 15, 1994, between the Registrant and U.S. Bank, trustee. Incorporated by reference to Exhibit 4.3 from the report on Form 8-K filed by CFC on June 14, 1994.
        4.3 - Revolving Credit Agreements dated February 28, 1995.
              Incorporated by reference to Exhibit 4.3 from CFC's quarterly report on Form 10-Q filed April 3, 1995.
        4.4 - The first amendment to the February 28, 1995 revolving credit agreements dated February 27, 1996. Incorporated by reference to Exhibit 4.4 from CFC's Annual Report on Form 10-K filed
              August 27, 1996.
        4.5 - Amendment to the Revolving Credit Agreement dated as of November 25, 1998 amending and restating the agreement dated as of February 28, 1995, as amended and restated as of November 26, 1996 and November 25, 1997. Incorporated by reference to
              Exhibit 4.7 to CFC's Quarterly Report on Form 10-Q filed January 14, 1999.
        4.6 - Amendment to the Revolving Credit Agreement dated as of
              November 25, 1998 amending and restating the agreement dated as of April 30, 1996, as amended and restated as of November 27, 1996. Incorporated by reference to Exhibit 4.8 to CFC's Quarterly Report on Form 10-Q filed January 14, 1999.
            - Registrant agrees to furnish to the Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.

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

   (b)  Reports on Form 8-K.
        None.

	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 27th day of August, 1999.

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

        Signature               Title                      Date


   /s/  SHELDON C. PETERSEN     Governor and Chief Executive
           Sheldon C. Petersen     Officer


   /s/  STEVEN L. LILLY         Senior Vice President and
           Steven L. Lilly         Chief Financial Officer


   /s/  STEVEN L. SLEPIAN       Controller (Principal
           Steven L. Slepian       Accounting Officer)


   /s/  BENSON HAM              President and Director
           Benson Ham


   /s/  R.B. SLOAN, JR.         Vice President and Director
           R.B. Sloan, Jr.


   /s/  WADE R. HENSEL          Secretary-Treasurer and      --August  27, 1999
           Wade R. Hensel          Director


   /s/  JAMES M. ANDREW         Director
           James M. Andrew


   /s/  ROBERT A. CAUDLE        Director
           Robert A. Caudle


                                Director
           Glenn English


   /s/  ALDEN J. FLAKOLL        Director
           Alden J. Flakoll


   /s/  JAMES A. HUDELSON       Director
           James A. Hudelson

        Signature               Title                      Date


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


   /s/  R. LAYNE MORRILL        Director
           R. Layne Morrill


   /s/  ROBERT J. OCCHI         Director
           Robert J. Occhi


   /s/ CLIFTON M. PIGOTT        Director
           Clifton M. Pigott


   /s/  TIMOTHY REEVES          Director
           Timothy Reeves


   /s/  BRIAN D. SCHLAGEL       Director                     --August 27, 1999
           Brian D. Schlagel


   /s/  THOMAS W. STEVENSON      Director
           Thomas W. Stevenson


   /s/  CLIFFORD G. STEWART      Director
           Clifford G. Stewart


   /s/  ROBERT STROUP            Director
           Robert Stroup


   /s/  ROBERT C. WADE           Director
           Robert C. Wade


   /s/  ROBERT O. WILLIAMS       Director
           Robert O. Williams


   /s/  ELDWIN A. WIXSON         Director
           Eldwin A. Wixson

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO THE BOARD OF DIRECTORS
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION:


We have audited the accompanying combined balance sheets of National Rural Utilities Cooperative Finance Corporation (a not-for-profit corporation under the District of Columbia Cooperative Association Act) and other related entities ("the Companies") as discussed in Note 1 as of May 31, 1999 and 1998, and the related combined statements of income, expenses and net margins, changes in members' equity and cash flows for the three years then ended.
These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of National Rural Utilities Cooperative Finance Corporation and other related entities as of May 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     ARTHUR ANDERSEN LLP

Vienna, VA
July 16, 1999

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                            COMBINED BALANCE SHEETS

                        (Dollar Amounts In Thousands)

                            May 31, 1999 and 1998

                                    ASSETS


                                        1999            1998

CASH AND CASH EQUIVALENTS          $    74,403     $    65,274

DEBT SERVICE INVESTMENTS                22,969          22,969

LOANS TO MEMBERS, net               13,491,199      10,329,345

RECEIVABLES                            161,523         112,317

FIXED ASSETS, net                       38,683          25,062

DEBT SERVICE RESERVE FUNDS              98,870         103,489

OTHER ASSETS                            37,605          24,432

                                   $13,925,252     $10,682,888


         The accompanying notes are an integral part of these combined financial statements.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                            COMBINED BALANCE SHEETS

                        (Dollar Amounts In Thousands)

                            May 31, 1999 and 1998

                       LIABILITIES AND MEMBERS' EQUITY



                                                     1999          1998

NOTES PAYABLE, due within one year               $ 4,976,706   $ 3,848,229

ACCOUNTS PAYABLE                                      16,707        26,750

ACCRUED INTEREST PAYABLE                              95,741        68,497

LONG-TERM DEBT                                     6,891,122     5,024,621

OTHER LIABILITIES                                     10,207         6,347

QUARTERLY INCOME CAPITAL SECURITIES                  400,000       200,000

MEMBERS' SUBORDINATED CERTIFICATES:
   Membership Subordinated Certificates              641,937       644,817
   Loan and Guarantee Subordinated Certificates      597,879       584,349
      Total Members' Subordinated Certificates     1,239,816     1,229,166

MEMBERS' EQUITY                                      294,953       279,278
      Total Members' Subordinated Certificates
      and Members' Equity                          1,534,769     1,508,444

                                                 $13,925,252   $10,682,888


         The accompanying notes are an integral part of these combined financial statements.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

            COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

                        (Dollar Amounts In Thousands)

                For the Years Ended May 31, 1999, 1998 and 1997





                                        1999       1998      1997

OPERATING INCOME-Interest on
                 loans to members     $790,803   $637,573   $564,439
    Less: Cost of funds                664,109    540,535    475,729

       Gross operating margin          126,694     97,038     88,710

EXPENSES:
    General, administrative
                 and loan processing    28,111     23,600     22,019
    Provision for loan losses           23,866     19,027     15,161

       Total expenses                   51,977     42,627     37,180

       Operating margin                 74,717     54,411     51,530

NONOPERATING INCOME                      1,722      2,611      3,206

GAIN ON SALE OF LAND                         -      5,194          -

NET MARGINS                           $ 76,439   $ 62,216   $ 54,736



         The accompanying notes are an integral part of these combined financial statements.


           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

               COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                        (Dollar Amounts In Thousands)

                For the Years Ended May 31, 1999, 1998 and 1997

                                                                                      Patronage Capital
                                                                                           Allocated
                                                                                     General
                                                          Education  Unallocated     Reserve
                                    Total    Memberships    Fund       Margins        Fund     Other

Balance as of May 31, 1996         $269,641    $1,424       $476       $2,289         $501    $264,951
  Retirement of Patronage Capital   (50,962)        -          -            -         (135)    (50,827)
  Net Margins - allocated            54,736         -        120            -          138      54,478
  Other                              (1,821)       46          -            -            -      (1,867)

Balance as of May 31, 1997          271,594     1,470        596        2,289          504     266,735
  Retirement of Patronage Capital   (52,661)        -          -            -         (123)    (52,538)
  Net margins - allocated            62,216         -        404            -          119      61,693
  Other                              (1,871)       21       (324)           -            -      (1,568)

Balance as of May 31, 1998          279,278     1,491        676        2,289          500     274,322
  Retirement of Patronage Capital   (57,601)        -          -            -            -     (57,601)
  Net margins - allocated            76,439         -        315            -            3      76,121
  Other                              (3,163)       44       (448)           -            -      (2,759)

Balance as of May 31, 1999         $294,953    $1,535       $543       $2,289         $503    $290,083


         The accompanying notes are an integral part of these combined financial statements.

          NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                     COMBINED STATEMENTS OF CASH FLOWS

                        (Dollar Amounts In Thousands)

                 For the Years Ended May 31, 1999, 1998 and 1997


                                         1999          1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net margins                         $   76,439   $   62,216    $  54,736
  Add (deduct):
     Provision for loan losses            23,866       19,027       15,161
     Depreciation                          1,454        1,274        1,253
     Amortization of issuance costs
         and deferred charges              3,959        2,188        1,912
     Amortization of deferred income      (4,417)      (1,467)     (10,702)
     Gain on sale of land                      -       (5,194)           -
     Receivables                         (29,458)     (12,397)     (10,000)
     Accounts payable                    (10,043)       4,122        8,520
     Accrued interest payable             27,244       21,573        6,105
     Other                               (20,050)     (13,930)     (13,737)

  Net cash flows provided by
         operating activities             68,994       77,412       53,248
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made on loans             (10,122,726)  (5,594,408)  (3,799,004)
  Principal collected on loans         6,937,006    3,924,232    2,833,917
  Net investment in fixed asset          (15,075)      (1,423)        (885)
  Proceeds from  sale of land                  -       13,489            -
  Change in certificates of deposit            -            -       25,000

  Net cash flows used in
         investing activities         (3,200,795)  (1,658,110)    (940,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
         notes payable, net              380,339      258,531      705,804
  Debt service investments, net                -       54,250      (36,312)
  Proceeds from issuance of
         long-term debt                3,003,765    1,819,265      890,524
  Payments for retirement of
         long-term debt                 (387,710)    (574,455)    (730,116)
  Proceeds from issuance of Quarterly
         Income Capital Securities       200,000       75,000      125,000
  Proceeds from issuance of Members'
         Subordinated Certificates        65,432       34,040       29,026
  Payments for retirement of Members'
         Subordinated Certificates       (69,911)     (15,718)     (32,210)
         Payments for retirement of
         Patronage Capital               (50,985)     (54,952)     (45,349)

  Net cash flows provided by
         financing activities          3,140,930    1,595,961      906,367

NET INCREASE IN CASH & CASH EQUIVALENTS    9,129       15,263       18,643
BEGINNING CASH & CASH EQUIVALENTS         65,274       50,011       31,368
ENDING CASH & CASH EQUIVALENTS        $   74,403   $   65,274    $  50,011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during year for interest  $  640,947   $  525,881    $ 476,914


         The accompanying notes are an integral part of these combined financial statements.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                        As of May 31, 1999, 1998 and 1997

(1)  General Information and Accounting Policies

     (a) General Information

National Rural Utilities Cooperative Finance Corporation ("CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members ("Utility Members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. Most CFC long-term loans to Utility Members are made in conjunction with concurrent loans from RUS and are secured equally and ratably with RUS's loans by a single mortgage. CFC also provides guarantees for tax-exempt financings of pollution control facilities and other properties constructed or acquired by its members and, in addition, provides guarantees of taxable debt in connection with certain lease and other transactions of its members. CFC is exempt from payment of Federal income taxes under Section 501(c)(4) of the Internal
Revenue Code.

CFC's 1,057 members as of May 31, 1999, included 908 Utility Members, virtually all of which are consumer-owned cooperatives, 76 service members and 73 associate members. The Utility Members included 838 distribution systems and 70 generation and transmission ("power supply") systems operating in 48 states and U.S. territories.

Rural Telecommunications Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing and/or arranging financing for its rural telecommunication members and affiliates. RTFC's bylaws require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. CFC is the sole source of external funding for RTFC. As of May 31, 1999, RTFC had 531 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing a source of funds for its members to refinance their RUS guaranteed debt previously held by the Federal Financing Bank. Under this program, notes are purchased from the FFB and placed in a trust and beneficial certificates in the trust are then sold to investors. The notes held by the trust are guaranteed by the RUS. All trust certificates held by GFC were transferred to GFC by CFC. CFC is the sole source of external funding for GFC. GFC had two members other than CFC at May 31, 1999. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

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

As of May 31, 1999, CFC was authorized to lend RTFC up to $7.0 billion to fund loans to its members and their affiliates. As of the same date, RTFC had outstanding loans and unadvanced loan commitments totaling $3,809.6 million. RTFC's net margins are allocated to RTFC borrowers, its patrons.

Summary financial information relating to RTFC included in the combined financial statements is presented below:

   As of May 31:                         1999         1998
  (Dollar amounts in thousands)

   Outstanding loans to members
        and their affiliates          $2,710,339   $1,574,900
   Total assets                        2,893,810    1,695,231
   Notes payable to CFC                2,693,675    1,563,094
   Total liabilities                   2,729,102    1,581,268
   Members' Equity (1) and
        Subordinated Certificates        164,708      113,963

   For the years ended May 31:            1999         1998        1997
   (Dollar amounts in thousands)

   Operating income                     $149,037      $90,663    $71,891
   Net margins (1)                         3,858        3,135      9,239
_____________________________
(1) The transfer of RTFC equity is governed by the South Dakota Cooperative Association Act which provides that net margins shall be distributed and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage. CFC has been the sole funding source for RTFC's loans to its members. As CFC is not a borrower of RTFC and is not expected to be in the foreseeable future, RTFC's net margins would not be available to CFC in the form of Patronage Capital.

As of May 31, 1999, CFC had loaned GFC $130.9 million to fund the purchase, from CFC, of certificates evidencing interests in trusts holding RUS guaranteed notes of members. Summary financial information relating to GFC included in the combined financial statements is presented below:

   As of May 31:                         1999         1998
   (Dollar amounts in thousands)

   Outstanding loans to members       $ 130,940    $ 133,195
   Total assets                         133,091      135,761
   Notes payable to CFC                 130,940      133,195
   Total liabilities                    132,861      135,430
   Members' Equity (1)                      230          331

   For the years ended May 31:            1999        1998         1997
   (Dollar amounts in thousands)

   Operating income                   $   7,716    $   8,467     $20,673
   Net margins (1)                          714          798       1,762
_______________________
(1) The transfer of GFC equity is governed by the South Dakota Cooperative Association Act which provides that net margins shall be distributed and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage. CFC has been the sole funding source for GFC's loans to its members. As CFC is not a borrower of GFC and is not expected to be in the foreseeable future, GFC's net margins would not be available to CFC in the form of Patronage Capital.

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

(iii)For other reasons, timely repayment of principal or interest is not expected.

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

Activity in the allowance account is summarized as follows for the years ended May 31:

(Dollar amounts in thousands)      1999        1998         1997
Balance at beginning of year     $250,131    $233,208     $218,047
Provision for loan losses          23,866      19,027       15,161
Charge-offs                       (61,794)     (2,104)           -
Balance at end of year           $212,203    $250,131     $233,208

     (f)  Fixed Assets

Buildings, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $9.4 million and $9.9 million as of May 31, 1999 and 1998, respectively. Depreciation and amortization expenses ($1.5 million, $1.3 million and $1.3 million in fiscal years 1999, 1998 and 1997, respectively) are computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.

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

     (h)  Accounting by Creditors for Impairment of a Loan

CFC calculates impairment on loans receivable by comparing the present value of the future cash flows associated with the loan against CFC's investment in the loan loss reserves are provided based on the calculated impairment.

     (i)  Accounting for Certain Investments in Debt and Equity Securities

Debt service investments are recorded at amortized cost, since it is CFC's intent and ability to hold all of these investments to maturity.

     (j)  Derivative Financial Instruments

CFC is neither a dealer nor a trader in derivative financial instruments.
CFC uses interest rate and currency exchange agreements to manage its interest rate risk and foreign exchange risk. CFC accounts for these agreements on an accrual basis. CFC does not value the interest rate exchange agreements on its balance sheet, but values the underlying hedged debt at cost. CFC does not recognize a gain or loss on these agreements, but includes the difference between the interest rate paid and interest rate received in the overall cost of funding. No agreement to which CFC was a party has been terminated early. In the event that an agreement were terminated early, CFC would record the fee paid or received due to the early termination as part of the overall cost of funding.

In June 1998, the Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as an asset or liability in the statement of financial position and recorded at fair value. The statement was originally effective for all fiscal years beginning after June 15, 1999. The FASB has amended the statement to be effective for all fiscal years beginning after June 15, 2000. CFC will be required to implement this statement as of June 1, 2001. CFC has not yet determined the impact of implementing this statement on its overall financial position.

     (k) Segment Information

CFC has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. CFC operates in two business segments - rural electric lending and rural telecommunications lending. The segment disclosure has been included in Note 11.

     (l)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the assets and liabilities and the revenue and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. While CFC uses its best estimates and judgments based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.

CFC does not believe it is vulnerable to the risk of a near-term severe impact as a result of any concentrations of its activities.

     (m) Membership Fees

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

     (n)  Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the fiscal year 1999 presentation.

(2)  Loans and Commitments
Loans to members bear interest at rates determined from time to time by the Board of Directors after considering CFC's cost of funds, operating expenses, provision for loan losses and the maintenance of reasonable margin levels.
In keeping with its not-for-profit, cooperative character, CFC's policy is to set interest rates at the lowest levels it considers to be consistent with sound financial management. Loans outstanding to members, weighted average interest rates thereon and unadvanced commitments by loan type are summarized as follows as of May 31:

(Dollar amounts in thousands)                               1999                                    1998
                                                          Weighted                                  Weighted
                                                           Average    Unadvanced        Loans       Average     Unadvanced
                                                Loans      Interest   Commitments    Outstanding    Interest    Commitments
                                             Outstanding    Rates         (A)                       Rates           (A)
Long-term fixed rate secured loans(B):
Electric systems                            $ 6,797,786     6.69%     $   198,010     $ 4,289,629    7.02%       $  122,184
Telecommunication systems                     1,258,458     6.88%               -         222,733    8.05%                -
Total long-term fixed rate secured loans      8,056,244     6.72%         198,010       4,512,362    7.07%          122,184

Long-term variable rate secured loans (C):
Electric systems                              2,334,878     5.85%       6,806,682       3,209,815    6.55%        3,625,358
Telecommunication systems                     1,096,312     6.43%         561,442       1,131,561    6.65%          276,104
Total  long-term variable rate secured loans  3,431,190     6.04%       7,368,124       4,341,376    6.57%        3,901,462

Refinancing variable rate loans guaranteed by RUS:
Electric systems                                130,940     5.87%               -         133,195    6.36%                -
Intermediate-term secured loans:
Electric systems                                198,894     6.62%          80,411         151,202    7.39%          223,512
Telecommunication systems                           686     6.42%               -              86    7.25%                -
Total intermediate-term secured loans           199,580     6.50%          80,411         151,288    7.39%          223,512

Intermediate-term unsecured loans:
Electric systems                                102,221     6.26%         219,248         198,121    6.70%          188,523
Telecommunication systems                        12,809     6.42%          11,680          15,495    7.25%           15,457
Total intermediate-term unsecured loans         115,030     6.28%         230,928         213,616    6.74%          203,980

Line of credit loans (D):
Electric systems                                850,039     5.99%       4,392,012         688,995    6.70%        4,022,649
Telecommunication systems                       342,074     6.66%         538,619         205,026    7.25%          371,457
Total line of credit loans                    1,192,113     6.19%       4,930,631         894,021    6.83%        4,394,106

Nonperforming loans (E):
Electric systems                                  1,643     5.55%               -           4,080    6.41%                -

Restructured loans (F):
Electric systems                                576,662     3.90%               -         329,538    7.17%                -

Total loans                                  13,703,402     6.37%      12,808,104      10,579,476    6.70%        8,845,244
Less:  Allowance for loan losses                212,203                         -         250,131                         -
Net loans                                   $13,491,199               $12,808,104     $10,329,345                $8,845,244

Total by member class:
Distribution                                $ 8,714,742               $ 9,264,001     $ 7,257,330                $5,722,957
Power supply                                  1,895,712                 2,030,918       1,489,908                 2,163,502
Statewide and associate                         382,609                   401,444         257,337                   295,767
Telecommunication systems                     2,710,339                 1,111,741       1,574,901                   663,018
Total                                       $13,703,402               $12,808,104     $10,579,476                $8,845,244

________________________
(A) Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. Long-term unadvanced commitments that do not have an interest rate associated with the commitment have been listed under the variable rate. Rates, fixed or variable, are set at the time of each advance.

(B) Generally, long-term fixed rate loans provide for a fixed interest rate for terms of one to 35 years. Upon expiration of the interest rate term, the borrower may select another fixed rate term of one to 35 years (but not beyond maturity of the loan) or a variable rate. The borrower may select either option or may repay to CFC the principal then outstanding together with interest due thereon and other sums, if required. Includes $161.9 million and $ 121.6 million of unsecured loans at May 31, 1999 and 1998, respectively.

(C) Includes $39.2 million and $53.3 million of unsecured loans at May 31, 1999 and 1998, respectively.

(D) Includes $277.5 million and $81.4 million of secured loans at May 31, 1999 and 1998, respectively.

(E) The rates on nonperforming loans are the weighted average of the stated rates on such loans as of the dates shown and do not necessarily represent the interest recognized by CFC from such loans.

(F) The rates on restructured loans for 1999 represent the effective rate based on scheduled minimum cashflow and for 1998 and 1997 represent the weighted average of the stated rates on such loans.

Loans outstanding, by state or U.S. territory, are summarized below:

(Dollar amounts in thousands)

                          May 31,                                May 31,
State/Territory        1999       1998   State/Territory    1999         1998
Alabama           $  204,861  $ 153,062  Nebraska     $    15,524  $    14,041
Alaska               205,106    137,182  Nevada            76,543       63,285
Arizona               88,790     84,997  New Hampshire    257,711      260,737
Arkansas             428,697    300,797  New Jersey         6,899        6,146
California            58,843     33,902  New Mexico        85,834       88,299
Colorado             375,099    354,241  New York          17,052       13,655
Connecticut            2,400      3,000  North Carolina   610,656      391,106
Delaware              15,812     16,196  North Dakota      53,269       49,479
District of Columbia 258,945    125,007  Ohio             313,631      151,578
Florida              465,114    421,289  Oklahoma         354,791      294,963
Georgia            1,086,622    815,823  Oregon           256,086      227,391
Idaho                112,561     96,038  Pennsylvania     106,839      103,531
Illinois             520,602    452,783  South Carolina   565,434      317,325
Indiana              181,430    145,587  South Dakota     178,493      158,485
Iowa                 304,480    266,063  Tennessee        101,901       93,169
Kansas               288,873    293,524  Texas          1,843,776    1,331,782
Kentucky             218,426    208,142  Utah             650,322      391,660
Louisiana            207,967    181,696  Vermont           51,887       55,543
Maine                 49,354     47,986  Virgin Islands   376,409      213,615
Maryland             128,990     84,696  Virginia         298,526      228,300
Michigan             275,538    267,598  Washington        85,148       83,996
Minnesota            548,255    456,134  West Virginia      4,692        1,272
Mississippi          281,310    246,000  Wisconsin        228,994      245,183
Missouri             496,010    318,770  Wyoming          125,514      117,963
Montana              233,386    166,459  Total        $13,703,402  $10,579,476

CFC's members are widely dispersed throughout the United States and its territories, including 48 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands. At May 31, 1999, 1998 and 1997, no state or territory had over 12.9%, 11.7% and 10.6%, respectively, of total loans and guarantees outstanding.

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. The majority of the largest single exposures are concentrated in the power supply systems due to their large plant and equipment requirements. At May 31, 1999, the total exposure outstanding to any one borrower did not exceed 4.2% of total loans (excluding loans guaranteed by RUS) and guarantees outstanding. At May 31, 1999, CFC had $2,241.5 million in loans outstanding, excluding loans guaranteed by RUS, and $702.7 million in guarantees outstanding, to its largest 10 borrowers, representing 16.4% of total loans outstanding and 41.7% of total guarantees outstanding. Credit exposure to the largest 10 borrowers represented 19% of total credit exposure at May 31, 1999 and May 31, 1998.

Weighted average interest rates earned (recognized in the case of nonperforming and restructured loans) on all loans outstanding are summarized below:

                                         For the Years Ended May 31,
                                           1999    1998    1997
    Long-term fixed rate                   6.69%   7.12%   7.65%
    Long-term variable rate                6.20%   6.53%   6.25%
    Telecommunication organizations        6.88%   7.05%   6.73%
    Refinancing loans guaranteed by RUS    5.87%   6.32%   6.36%
    Intermediate-term                      6.98%   7.08%   7.08%
    Short-term                             6.26%   6.74%   6.40%
    Associate members                      6.47%   6.65%   6.42%
    Nonperforming (1)                      0.00%   0.00%   0.00%
    Restructured                           1.73%   0.00%   0.56%
        All loans                          6.51%   6.60%   6.58%
   ___________________________
   (1) Rate does not reflect the recognition of $12.5 million of deferred gain in 1999.

Long-term fixed rate loans outstanding at May 31, 1999 which will be subject to adjustment of their interest rates during the next five fiscal years are summarized as follows (due to principal repayments, amounts subject to interest rate adjustment may be lower at the actual time of interest rate adjustment):

    (Dollar amounts in thousands)   Weighted Average      Amount
                                      Interest Rate     Repricing

                2000                    6.48%          $  291,600
                2001                    6.28%             483,955
                2002                    6.61%             347,600
                2003                    6.50%             392,752
                2004                    6.19%             455,569
                                                       $1,971,476

During the first quarter of calendar year 1999, long-term fixed rate loans totaling $105.2 million had their interest rates adjusted. These loans will be eligible to readjust their interest rates again during the first quarter of calendar year 2000 to the lowest long-term fixed rate offered during 1999 for the term selected. At January 1 and May 31, 1999, the standard long-term fixed rate was 6.05% and 7.65%, respectively.

On most long-term secured loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over a period ending approximately 35 years from the date of the secured promissory note. Fiscal year 2000 repayments of principal on long-term loans outstanding are expected to be a relatively minor amount of such outstanding loans.

Total long-term loans maturing in each of the five fiscal years following May 31, 1999, is as follows:

    (Dollar amounts in thousands)
                                    Amount Maturing
                2000                   $   318,092
                2001                       315,392
                2002                       347,975
                2003                       332,753
                2004                       374,812
                Thereafter              10,506,012
                                       $12,195,036

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

As of May 31, 1999 and 1998, mortgage notes representing approximately $3,016.9 million and $1,930.9 million, respectively, of outstanding long-term loans to members were pledged as collateral to secure CFC's Collateral Trust Bonds.

CFC has received no guarantee of its loans from RUS; however, "Refinancing variable rate loans guaranteed by RUS" represents loans made by CFC and transferred to its affiliate GFC to fund the prepayment of members' FFB debt, effected through grantor trusts which each hold a note from the member, the repayment of which has been guaranteed by RUS. Each trust issues beneficial certificates which represent an undivided interest in the trust assets. GFC, as holder of the Trust Certificates, is financing these loans from variable rate funds provided by CFC until fixed rate funding is obtained through the public markets.

CFC sets variable interest rates monthly on outstanding short- and intermediate-term loans. On notification to borrowers, CFC may adjust the interest rate semi-monthly. Under CFC's policy, the maximum interest rate which may be charged on short-term loans is the prevailing bank prime rate plus 1% per annum; on intermediate-term loans, the prevailing bank prime rate plus
1 1/2% per annum; and on RTFC short-term loans, the prevailing bank prime rate plus 3% per annum.

At May 31, 1999 and 1998, nonperforming loans in the amount of $1.6 million and $4.1 million, respectively, were on a nonaccrual basis with respect to recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $0.1 million, $0.4 million and $1.2 million for the years ended May 31, 1999, 1998 and 1997, respectively.

At May 31, 1999 and 1998, the total amount of restructured debt was $576.7 million and $329.5 million, respectively. All loans classified as restructured were on a nonaccrual status with respect to the recognition of interest income through January 31, 1999. All payments received through January 31, 1999 were applied against principal outstanding. On February 1, 1999, all restructured loans were placed on accrual status with respect to the recognition of interest income. All payments received after February 1, 1999 will be first applied against accrued interest with all remaining amounts applied against principal outstanding. A total of $7.5 million of interest was accrued on restructured loans as of May 31, 1999. The effect of not accruing interest income at the stated rates on restructured loans was a decrease in interest income of $22.8 million, $24.5 million and $19.3 million for the years ended May 31, 1999, 1998 and 1997, respectively.

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

Certificates currently purchased in conjunction with loans are noninterest-bearing and are generally repaid periodically over the life of the loan in relation to the loan principal balance outstanding. Such certificate purchase requirements, if any, range from 1% to 12% of the loan amount depending on the membership classification of the borrower and the borrower's leverage ratio, including the new loan with CFC, for Utility Systems.

The maturity dates and the interest rates payable on Guarantee Subordinated Certificates purchased in conjunction with CFC's guarantee program vary in accordance with applicable CFC policy. Members may be required to purchase noninterest-bearing Debt Service Reserve Subordinated Certificates in connection with CFC's guarantee of long-term tax-exempt bonds (see Note 8 to Combined Financial Statements). Proceeds from the sale of such certificates are pledged by CFC to the Debt Service Reserve Fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued. These certificates have varying maturities but none is greater than the longest maturity of the guaranteed obligation.

Information with respect to Members' Subordinated Certificates at May 31 is as follows:

(Dollar amounts in thousands)                                         1999                1998
                                                                          Weighted                Weighted
                                                                          Average                  Average
                                                              Amounts     Interest     Amounts     Interest
                                                            Outstanding     Rate     Outstanding     Rate
Number of subscribing members                                    908                       903

Membership Subordinated Certificates
   Certificates maturing 2020 through 2095                 $  626,560                $  629,044
   Subscribed and unissued                                     15,377                    15,773
         Total Membership Subordinated Certificates           641,937    4.83%          644,817      4.83%

Loan and Guarantee Subordinated Certificates
   3% certificates maturing through 2040                      127,625                   135,428
   5.30% to 12.12% certificates maturing through 2018          64,576                   110,850
   Noninterest-bearing certificates maturing through 2029     368,126                   314,517
   Subscribed and unissued                                     37,552                    23,554
         Total Loan and Guarantee Subordinated Certificates   597,879    1.56%          584,349      2.46%

         Total Members' Subordinated Certificates          $1,239,816    3.25%       $1,229,166      3.70%

CFC estimates the amount of Members' Subordinated Certificates that will be repaid during the next five fiscal years will total approximately 1.25% of certificates outstanding.

(4)  Notes Payable and Credit Arrangements

Notes payable due within one year as of May 31, and weighted average interest rates thereon, are summarized as follows:

(Dollar amounts in thousands)                                         1999                1998
                                                                          Weighted                Weighted
                                                                          Average                  Average
                                                              Amounts     Interest     Amounts     Interest
                                                            Outstanding     Rate     Outstanding     Rate
Commercial Paper, sold through dealers, net of
        discounts of $34,182 and $22,902 respectively      $4,684,066    4.96%       $4,363,455      5.53%
Commercial Paper sold by CFC directly to members, at par    1,063,450    4.86%        1,195,600      5.57%
Commercial Paper sold by CFC directly to nonmembers, at par   123,727    4.86%          121,849      5.56%
                                                            5,871,243    4.94%        5,680,904      5.54%

Bank Bid Notes                                                375,000    4.86%          185,000      5.57%

Long-term debt maturing within one year                     1,132,963    5.34%          327,325      5.99%
                                                            7,379,206    5.00%        6,193,229      5.57%
Notes payable supported by revolving credit agreements,
        classified as long-term debt (see Note 5)          (2,402,500)   5.00%       (2,345,000)     5.57%

                                                           $4,976,706    5.00%       $3,848,229      5.57%


Other information with regard to notes payable due within one year at May 31, is as follows:

(Dollar amounts in thousands)                      1999            1998            1997
Original maturity range of notes
    outstanding at year-end                   1 to 270 days     1 to 268 days     1 to 255 days
Weighted average maturity of
    notes outstanding at year-end                   38 days           34 days           34 days
Average amount outstanding during
    the year                                     $5,757,698        $5,976,346        $5,558,201
Maximum amount outstanding at any
    month-end during the year                    $7,335,247        $6,281,683        $5,781,905
Weighted average interest rate paid for
    the year, without effect of compensating
    balances and commitment fees                       5.33%             5.71%             5.51%
Weighted average effective interest rate paid
    for the year, including effect of compensating
    balances and commitment fees                       5.37%             5.74%             5.55%

CFC enters short-term Bank Bid Note Agreements which are unsecured obligations of CFC and do not require back-up bank lines for liquidity purposes. Bank Bid Note facilities are uncommitted lines of credit for which CFC does not pay a fee. The commitments are generally subject to termination at the discretion of the individual banks.

As of May 31, 1999, CFC had three revolving credit agreements totaling $4,792.5 million which are used principally to provide liquidity support for CFC's outstanding Commercial Paper, Commercial Paper issued by National Cooperative Services Corporation ("NCSC") and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and is standby purchaser for the benefit of its members.

Two of these agreements are with 53 banks, J.P. Morgan Securities Inc. and

The Bank of Nova Scotia as Co-Syndication Agents, and Morgan Guaranty Trust
Company of New York as Administrative Agent.   Under the five-year agreement,
executed in November 1996, CFC can borrow up to $2,402.5 million until November 26, 2001. On November 24, 1998, the 364-day agreement was renewed with J.P. Morgan Securities Inc. and The Bank of Nova Scotia as Co-Lead Arrangers and Co-Syndication Agents, Morgan Guaranty Trust Company of New
York as Administrative Agent, and Banc of America Securities, LLC and the First National Bank of Chicago as Co-Documentation Agents. Under this 364-day agreement, CFC can borrow up to $1,940.0 million until November 23, 1999.
Any amounts outstanding under these facilities will be due on the respective maturity dates.

A third revolving credit agreement for $450.0 million was executed on November 25, 1998 with nine banks, including The Bank of Nova Scotia as Lead Arranger and Administrative Agent (the "BNS facility") and Chase Manhattan Bank, N.A. as Documentation Agent. This agreement has a 364-day revolving credit period which terminates November 24, 1999 during which CFC can borrow and such borrowings may be converted to a 1-year term loan at the end of the revolving credit period.

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

The revolving credit agreements require CFC, among other things to maintain Members' Equity and Members' Subordinated Certificates of at least $1,373.9 million at May 31, 1999 (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of Patronage Capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of Members' Equity, Members' Subordinated Certificates and Quarterly Income Capital Securities and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of Collateral Trust Bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of May 31, 1999 and May 31, 1998, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the five-year facility, at May 31, 1999 and May 31, 1998, CFC classified $2,402.5 million and $2,345.0 million, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,402.5 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions therein.

(5)  Long-Term Debt

The following is a summary of long-term debt as of May 31:


(Dollar amounts in thousands)                 1999               1998
                                                Weighted             Weighted
                                                Average              Average
                                       Amount   Interest   Amounts   Interest
                                    Outstanding   Rate   Outstanding   Rate
Notes payable supported by
      revolving credit agreement:
      (see Note 4)                    $2,402,500  5.00%  $2,345,000    5.57%
Medium-Term Notes:
Medium-Term Notes,
       sold through dealer             1,596,913            722,875
Medium-Term Notes,
       sold directly to members           46,037             59,823
Subtotal                               1,642,950            782,698
Less:  Unamortized discount                  627                765
Total Medium-Term Notes                1,642,323  6.10%     781,933    6.31%
Collateral Trust Bonds:
Variable Rate Bonds, due 1999                  -            150,000
6.45%, Bonds, due 2001                   100,000            100,000
6.75%, Bonds, due 2001                   100,000            100,000
6.50%, Bonds, due 2002                   100,000            100,000
6.70%, Bonds, due 2002                   100,000            100,000
5.00%, Bonds, due 2002                   200,000                  -
5.95%, Bonds, due 2003                   100,000            100,000
5.30%, Bonds, due 2003                   100,000                  -
6.00%, Bonds, due 2004                   200,000            200,000
6.375%, Bonds, due 2004                  100,000            100,000
6.125%, Bonds, due 2005                  200,000            200,000
6.65%, Bonds, due 2005                    50,000             50,000
5.50%, Bonds, due 2005                   200,000                  -
7.30%, Bonds, due 2006                   100,000            100,000
6.20%, Bonds, due 2008                   300,000            300,000
5.75%, Bonds, due 2008                   225,000                  -
Floating Rate, Series E-2, due 2010 (1)    2,078              2,125
5.70%, Bonds, due 2010                   200,000                  -
7.20%, Bonds, due 2015                    50,000             50,000
6.55%, Bonds, due 2018                   175,000                  -
9.00%, Series V, due 2021 (1)            150,000            150,000
7.35%, Bonds, due 2026                   100,000            100,000
Subtotal                               2,852,078          1,902,125
Less:  Unamortized discount                5,779              4,437
Total Collateral Trust Bonds           2,846,299  6.42%   1,897,688    6.79%
Total long-term debt                  $6,891,122  5.85%  $5,024,621    6.45%
______________________
(1) Issued under the 1972 indenture.

The principal amount of Medium-Term Notes and Collateral Trust Bonds maturing (including any sinking fund requirements) in each of the five fiscal years following May 31, 1999, is as follows:

                                          Weighted
                                          Average
                           Amount         Interest
                          Maturing          Rate

        2000 (1)          $1,132,963       5.34%
        2001                 306,217       6.24%
        2002                 341,750       6.00%
        2003                 855,820       6.00%
        2004                 414,125       5.69%
        Thereafter         2,570,711
_________________________
(1) The amount scheduled to mature in fiscal year 2000, has been presented as long-term debt due in one year under notes payable.

Under the 1972 Indenture for Collateral Trust Bonds, CFC is required to maintain funds in a Debt Service Investment account equivalent to principal and interest payments due on the bonds over the next 12 months. At May 31, 1999 and 1998, CFC had $23.0 million of such funds invested in bank certificates of deposit and marketable securities.

The outstanding Collateral Trust Bonds are secured by the pledge of mortgage notes taken by CFC in connection with long-term secured loans made to those members fulfilling specified criteria as set forth in the indentures. Medium-Term Notes are unsecured obligations of CFC.

Interest Rate Exchange Agreements

The following table lists the notional principal amounts and the weighted average interest rates paid/received by CFC under interest rate exchange agreementd at May 31, 1999 and 1998:


(Dollar amounts in thousands)

Maturity Date       Interest Rate Paid   Interest Rate Received  Notional Principal Amount
                       1999     1998        1999      1998           1999         1998
June 1999        (3)   5.00%       -        5.81%        -        $   50,000    $      -
September 1999   (1)   4.99%       -        5.06%        -            75,000           -
September 1999   (1)   4.99%       -        5.06%        -            75,000           -
September 1999   (1)   4.99%       -        5.06%        -            75,000           -
September 1999   (1)   4.99%       -        5.06%        -            75,000           -
November 1999    (1)   4.89%    5.71%       5.06%     5.84%           50,000      50,000
November 1999    (1)   4.89%    5.71%       5.06%     5.84%           50,000      50,000
November 1999    (1)   4.89%    5.71%       5.06%     5.84%           50,000      50,000
November 1999    (1)   4.98%       -        5.06%        -            75,000           -
November 1999    (1)   4.99%       -        5.06%        -            75,000           -
November 1999    (1)   4.99%       -        5.06%        -            75,000           -
November 1999    (1)   4.99%       -        5.06%        -            75,000           -
January 2000     (2)   6.47%    6.47%       4.85%     5.71%           52,851      52,851
August 2000      (2)   4.95%       -        4.85%        -           110,000           -
August 2000      (2)   4.95%       -        4.85%        -           110,000           -
September 2000   (2)   5.10%       -        4.85%        -             7,450           -
September 2000   (2)   5.15%       -        4.85%        -            13,355           -
October 2000     (2)   4.55%       -        4.85%        -            20,000           -
January 2001     (2)   6.64%    6.64%       4.85%     5.71%           42,749      42,749
January 2001     (2)   5.08%       -        4.85%        -            23,000           -
February 2001    (2)   5.63%    5.63%       4.85%     5.59%           75,000      75,000
February 2001    (2)   5.63%    5.63%       4.85%     5.59%           75,000      75,000
February 2001    (2)   5.63%    5.63%       4.85%     5.59%           75,000      75,000
February 2001    (2)   5.62%    5.62%       4.85%     5.59%           75,000      75,000
September 2001   (2)   5.15%       -        4.85%        -            34,810           -
January 2003     (2)   5.64%    5.64%       4.85%     5.59%           10,000      10,000
January 2003     (2)   5.49%    5.49%       4.85%     5.59%           12,375      12,375
June 2003        (2)   5.86%       -        4.85%        -            48,000           -
August 2003      (2)   5.85%       -        5.07%        -            25,000           -
August 2003      (2)   5.85%       -        5.07%        -            50,000           -
August 2003      (2)   5.85%       -        5.07%        -            25,000           -
September 2003   (2)   5.29%       -        4.85%        -            16,600           -
September 2003   (2)   5.25%       -        4.85%        -            17,844           -
September 2003   (2)   5.21%       -        4.85%        -            28,000           -
September 2003   (2)   5.22%       -        4.85%        -            28,785           -
October 2003     (2)   4.75%       -        4.85%        -            32,533           -
October 2003     (2)   4.75%       -        4.85%        -            32,533           -
October 2003     (2)   4.78%       -        4.85%        -            25,480           -
September 2004   (2)   5.28%       -        4.85%        -            17,650           -
October 2004     (2)   6.23%    6.23%       4.85%     5.71%           38,000      40,700
November 2004    (2)   5.30%       -        4.85%        -            61,000           -
November 2004    (2)   5.30%       -        4.85%        -            61,000           -
January 2005     (2)   5.70%    5.70%       4.85%     5.59%            8,000       8,000
April 2006       (2)   6.88%    6.88%       4.85%     5.71%           25,000      25,000

Maturity Date       Interest Rate Paid   Interest Rate Received  Notional Principal Amount
                       1999     1998        1999      1998           1999         1998
April 2006       (2)   6.89%    6.89%       4.85%     5.71%           25,000      25,000
April 2006       (2)   6.88%    6.88%       4.85%     5.71%           25,000      25,000
April 2006       (2)   6.89%    6.89%       4.85%     5.71%           25,000      25,000
January 2008     (2)   5.84%    5.84%       4.85%     5.59%           14,000      14,000
July 2008        (2)   5.86%       -        4.85%        -            40,400           -
September 2008   (2)   5.57%       -        4.85%        -            26,235           -
September 2008   (2)   5.47%       -        4.85%        -            10,425           -
September 2008   (2)   5.40%       -        4.85%        -            10,300           -
September 2008   (2)   5.40%       -        4.85%        -            20,600           -
October 2008     (2)   5.00%       -        4.85%        -            33,512           -
April 2009       (2)   5.54%       -        4.85%        -            33,000           -
January 2012     (2)   6.01%    6.01%       4.85%     5.59%           13,000      13,000
February 2012    (2)   6.00%    6.00%       4.85%     5.59%           10,000      10,000
December 2013    (2)   5.44%       -        4.85%        -            65,000           -
December 2013    (2)   5.45%       -        4.85%        -            65,000           -
December 2013    (2)   5.40%       -        4.85%        -            45,100           -
June 2014        (2)   6.43%       -        4.85%        -            18,250           -
June 2018        (2)   6.88%       -        4.85%        -             5,000           -
December 2026    (2)   5.58%       -        4.85%        -            48,185           -
September 2028   (2)   5.75%       -        4.85%        -            60,000           -
September 2028   (2)   5.75%       -        4.85%        -            60,000           -
April 2029       (2)   5.95%       -        4.85%        -            66,000           -
Total                                                             $2,796,022    $753,675

__________________________
(1) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(2) Under these agreements, CFC pays a fixed rate of interest and receives interest based on a variable rate.
(3) Under these agreements, CFC pays a variable rate of interest and receives a fixed rate of interest.

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

CFC's objective in using interest rate exchange agreements in which it pays a variable rate and receives a fixed rate is to change the rate on Medium-Term Notes from fixed to variable. The rate on the Medium-Term Notes is exchanged to variable to allow the use of Medium-Term Notes in the funding of short-term variable rate loans. The net difference between the rate paid by CFC and the rate received is included in the cost of funds.

In all interest rate exchange agreements CFC receives a rate that is equal to the rate on the underlying debt and pays a rate that is tied to the rate on the asset funded by the exchange agreement and underlying debt.

CFC is exposed to counterparty credit risk on these interest rate exchange agreements if the counterparty to the interest rate exchange agreement does not perform pursuant to the agreement's terms. CFC only enters interest rate exchange agreements with highly rated financial institutions.

During the year ended May 31, 1999, CFC issued Medium-Term Notes to European investors in foreign currencies. The following chart provides details of the related foreign-currency exchange agreement that CFC had outstanding at May 31,1999:

(Dollar amounts in thousands)
Type of Debt (1)          Date        U.S. Dollars  Foreign-Currency (2)  Rate
    MTN   Issue      Febuary 24, 1999    $390,250      350,000 EU        1.115
          Maturity   February 24, 2006    390,250      350,000 EU        1.115
____________________
(1) MTN - CFC Medium-Term Notes
(2) EU Euros

CFC enters into an exchange agreement to sell the amount of foreign-currency received from the investor for U.S. Dollars on the issuance date, and to buy the amount of foreign-currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss which might otherwise have been produced by the foreign-currency borrowing. CFC includes the difference between the amount of U.S. Dollars received at issuance and the amount of U.S. Dollars required to purchase the foreign-currency at the interest payment dates and at maturity as interest expense.

Commercial Paper principal and interest is paid at maturity, which will range from 1 day to 270 days. Interest is paid annually on foreign-currency denominated Medium-Term Notes with maturities longer than one year. CFC will consider the cost of all related foreign-currency exchange agreements as part of the total cost of debt issuance when deciding on whether to issue debt in the U.S. or foreign capital markets and whether to issue the debt denominated in U.S. or foreign currencies.

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


(Dollar amounts in thousands)               1999                1998
                                              Weighted             Weighted
                                              Average              Average
                                    Amounts   Interest    Amounts  Interest
                                 Outstanding   Rate    Outstanding   Rate
8.00% Quarterly Income
   Capital Securities, due 2045   $125,000               $125,000
7.65% Quarterly Income
   Capital Securities, due 2046     75,000                 75,000
7.375% Quarterly Income
   Capital Securities, due 2047    200,000                      -
Total Quarterly Income
   Capital Securities             $400,000     7.62%     $200,000   7.87%


(6)  Employee Benefits

CFC is a participant in the National Rural Electric Cooperative Association ("NRECA") Retirement and Security Program. This program is available to all qualified CFC employees. Under the program, participating employees are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. CFC contributed $956,709 to the Retirement and Security Program during fiscal year 1999. Funding requirements are charged to general and administrative expenses as billed on a monthly basis. This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

The Budget Reconciliation Act of 1993 has set a limit of $160,000 for calendar year 1999 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has set up a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee.
Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

CFC offers a 401(k) defined contribution savings program to all employees that have completed a minimum of 1,000 hours of service, in either the first 12 consecutive months or first full calendar year of employment. CFC contributes an amount equal to 2% of an employee's salary each year for all employees participating in the program. During the year ended May 31, 1999, CFC contributed a total of $190,195 under the program.

(7)  Retirement of Patronage Capital

Patronage Capital in the amount of $57.4 million was retired in August 1998, representing 70% of the allocation for the fiscal year 1998 and one-sixth of the total allocations for fiscal years 1988, 1989 and 1990. The $57.4 million includes $6.4 million retired to RTFC and $0.2 million retired to GFC. RTFC retired $7.9 million to its members in January 1999 and GFC retired $0.2 million to its members in September 1998.

It is anticipated that CFC will retire Patronage Capital totaling $66.2 million, representing one-sixth of the fiscal years 1989, 1990 and 1991 allocations and 70% of the fiscal year 1999 allocation, on August 31, 1999. Management anticipates that 70% of RTFC's margins for fiscal year 1999 will be retired in January 2000, and that 100% of GFC's margins for fiscal year 1999 will be retired in the second quarter of fiscal year 2000. Future retirements of Patronage Capital will be made as determined by the respective Boards of Directors with due regard for their individual financial conditions.


(8)  Guarantees

As of May 31, 1999 and 1998, CFC had outstanding guarantees of the following contractual obligations of its members (see Note 1(e) for a description of CFC's allowance for loan losses and Note 3 for a discussion of requirements to purchase Guarantee Subordinated Certificates in connection with these guarantees):

(Dollar amounts in thousands)                         1999         1998
Long-term tax exempt bonds (A)                     $1,062,185   $1,148,500
Debt portions of leveraged lease transactions (B)     174,961      437,175
Indemnifications of tax benefit transfers (C)         285,169      312,771
Other guarantees (D)                                  162,150      136,048
        Total                                      $1,684,465   $2,034,494
_________________________
(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of a default by a system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantee, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all of the system's assets, but CFC may not exercise remedies thereunder for up to two years. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

Of the amounts shown, $947.3 million and $1,017.8 million as of May 31, 1999 and 1998, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds have not previously been sold to other purchasers by the remarketing agents.

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

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts shown represent CFC's maximum potential liability at May 31, 1999 and 1998. However, the amounts of such guarantees vary over the lives of the leases. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured pari passu with RUS by a first lien on substantially all of the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law, no further guarantees of this nature are anticipated.

(D) At May 31, 1999 and 1998, CFC had unconditionally guaranteed Commercial Paper issued by NCSC in the amount of $63.7 million and $39.0 million, respectively.


Guarantees outstanding by state are summarized as follows:

(Dollar amounts in thousands)
                  May 31,                             May 31,
State           1999    1998    State              1999     1998
Alabama     $ 62,460  $ 65,610  Nebraska       $      -  $    3,115
Arizona       51,440    53,915  North Carolina  111,600     114,700
Arkansas     113,901   120,635  Oklahoma         41,987      49,162
Colorado      10,960    11,591  Oregon            4,650       4,805
Florida      293,735   304,144  Pennsylvania     11,995      12,839
Indiana      120,066   123,567  South Carolina    3,750      45,140
Iowa           8,645     9,475  Texas           128,435     125,298
Kansas        39,144    40,050  Utah             54,794     316,203
Kentucky     181,030   188,370  Virginia         67,889      43,208
Minnesota    133,557   141,358  Wyoming          10,714      10,875
Mississippi   60,665    66,615  Total        $1,684,465  $2,034,494
Missouri     173,048   183,819

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

The following table details the scheduled reductions in each of the fiscal years following May 31, 1999 to the amount of obligations guaranteed by CFC:

(Dollar amounts in thousands)         Amount
          2000                      $   73,723
          2001                          77,978
          2002                          96,297
          2003                         101,674
          2004                         106,669
          Thereafter                 1,228,124
                                    $1,684,465

(9)  Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 1999, along with other valuation methodologies which are summarized below. The estimated fair value information presented is not necessarily indicative of amounts CFC could realize currently in a market sale since CFC may be unable to sell such instruments due to contractual restrictions or to the lack of an established market. The estimated market values have not been updated since May 31, 1999, therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming Collateral Trust Bonds under early redemption provisions and allowing borrowers to prepay their loans, CFC has held and intends to hold all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 1999.

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

Members' Subordinated Certificates

As it is impracticable to develop a discount rate that measures fair value,

Subordinated Certificates have not been valued. Members' Subordinated Certificates are extended long-term obligations to CFC; many have maturities of 70 to 100 years. These certificates are issued to CFC's members as a condition of membership or as a condition of obtaining loan funds or guarantees and are non-transferable. As these certificates were not issued primarily for their future payment stream but mainly as a condition of membership and to receiving future loan funds, there is no ready market from which to obtain fair value quotes.

Interest Rate and Currency Exchange Agreements

The fair value of the interest rate exchange agreements is estimated as the amount CFC would receive or pay to terminate the agreement, taking into account the current market rate of interest and the current creditworthiness of the exchange counterparties. The fair value of the currency exchange agreements is estimated as the amount CFC would receive or pay to terminate the agreement, taking into account the currency exchange rate and the current creditworthiness of the exchange counterparties.

Commitments

The fair value is estimated as the carrying value, or zero. Extensions of credit under these commitments, if exercised, would result in loans priced at market rates.

Guarantees

CFC charges guarantee fees based on the specifics of each individual transaction. The demand for CFC guarantees has been insignificant in the last few years. In addition, there is no other company that provides guarantees to rural electric utility companies from which to obtain market rate information. As a result, it is impracticable to supply fair value information related to guarantees.

Carrying and fair values as of May 31, 1999 and 1998 are presented as follows:

(Dollar amounts in thousands)          1999                  1998
                              Carrying     Fair       Carrying       Fair
                               Value       Value        Value        Value
Assets:
Cash and cash equivalents  $    74,403  $    74,403  $    65,274  $    65,274
Debt service investments        22,969       22,969       22,969       22,969
Loans to members, net       13,491,199   12,648,316   10,329,345   10,391,615

Liabilities:
Notes payable (1)          $ 7,379,206  $ 7,379,203  $ 5,865,904  $ 5,865,898
Long-term-debt (1)           4,488,622    4,334,428    3,006,946    3,057,919
QUICS                          400,000      400,586      200,000      204,980

Off-Balance Sheet Instruments
Interest rate
    exchange agreements    $         -  $    44,539  $         -  $    (6,532)
Currency exchange agreements         -      (20,436)           -            -
Commitments                          -            -            -            -
________________________
(1) Prior to reclassification of notes payable supported by the revolving credit agreements.

(10) Contingencies

(a) At May 31, 1999 and 1998, CFC had nonperforming loans in the amount of $1.6 million and $4.1 million and restructured loans in the amount of $576.7 million and $329.5 million, respectively. At both dates, all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income. CFC elected to apply all payments received against principal outstanding on all nonperforming loans at both dates. All loans classified as restructured were on a nonaccrual status with respect to the recognition of interest income through January 31, 1999. All payments received through January 31, 1999 were applied against principal outstanding. On February 1, 1999, all restructured loans were placed on accrual status with respect to the recognition of interest income. All payments received after February 1, 1999 will be first applied against accrued interest with all remaining amounts applied against principal outstanding. A total of $7.5 million of interest was accrued on restructured loans as of May 31, 1999.

(b) CFC classified $578.3 million and $333.6 million of the amount described in Note 10(a) as impaired pursuant to the provisions of FASB Statements
No. 114 and 118 at May 31, 1999 and 1998, respectively. CFC had allocated $101.0 million and $126.0 million of the loan loss allowance for such impaired loans at May 31, 1999 and May 31, 1998. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $7.5 million on loans classified as impaired during the year ended May 31, 1999. All payments received prior to February 1, 1999, were applied as a reduction of principal. The average recorded investment in impaired loans for the year ended May 31, 1999 was $460.1 million compared to $345.3 million for the year ended May 31, 1998.

(c) On December 31, 1996 the Wabash Valley Power Association ("Wabash") plan of reorganization became effective. Under the plan, CFC received a $4.9 million cash payment and offset $9.9 million of Wabash's investments in CFC Commercial Paper and Subordinated Certificates, for a total of $14.8 million. CFC also received a combination of secured and unsecured promissory notes bearing interest at market rates totaling $13.4 million, bringing the total received by CFC to $28.2 million at February 28, 1998. Wabash is current with respect to amounts due on the notes. CFC applied the cash and offsets against the $17.7 million nonperforming loan to Wabash, reducing the balance to $2.9 million. In April 1998, CFC received $0.7 million as its share of the proceeds from the sale of assets by Wabash. In September 1998, CFC wrote off the remaining $2.2 million of the loan outstanding to Wabash against the allowance for loan losses.

In March 1999, CFC and RUS agreed upon the amount required to "true-up" the post-petition, pre-confirmation payments made by Wabash to both parties. On March 29, 1999, CFC wrote off $37.4 million related to the true-up payment against the allowance for loan losses. In April 1999, CFC refinanced the Wabash notes it received as part of the Wabash bankruptcy settlement with long-term loans. The refinancing of the notes resulted in the recognition of the remaining deferred gain related to Wabash. During fiscal year 1999, CFC recognized a total of $13.4 million related to the deferred gain.

At May 31, 1999, CFC had a total of $13.1 million in loans outstanding to Wabash. In addition, there is also a total of $42.0 million in unadvanced commitments. All loans were classified as performing. All unadvanced commitments were subject to material adverse change clauses.

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

On October 16, 1996 Deseret and CFC entered into an Obligations Restructuring Agreement (the "ORA") for the purpose of restructuring Deseret's debt with CFC. Pursuant to the terms of the ORA, CFC agreed to (i) forbear from exercising any remedy to collect the CFC Debt (as defined in the ORA) and
(ii) pay and perform on all of the CFC Guarantees (as defined in the ORA) in consideration for Deseret agreeing to make quarterly minimum payments to CFC through December 31, 2025. In addition to the quarterly minimum payments, Deseret is required to pay to CFC certain percentages of its excess cash flow and proceeds from the disposition of assets, as detailed in the ORA. If Deseret performs all of its obligations under the ORA, CFC has agreed to forgive any remaining CFC Debt on December 31, 2025. To date, Deseret has made all required payments under the ORA. Certain creditors did not participate in the ORA which resulted in litigation.

In connection with the ORA, on October, 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740.0 million from RUS for the sum of $238.5 million (the "RUS Debt"). As a result of the purchase, CFC holds a majority of Deseret's outstanding secured debt.

Pursuant to a participation agreement dated October 16, 1996, the member systems of Deseret purchased from CFC, for $55.0 million, a participation interest in the RUS Debt. The members' purchase of participation interests in the RUD Debt acquired by CFC ("Participation Loans") are secured by the assets and revenues of the member systems. Under the participation agreement the Deseret members will receive a share of the minimum quarterly payments that Deseret makes to CFC, which the members will use to service their Participation Loans. Each member of Deseret has the option to put its Participation Loan back to CFC at any time after twelve years, provided that no event of default exists under the ORA and under such member's Participation Loan. The ORA was subsequently amended to allow the Deseret member distribution systems to put the participation loans back to CFC unconditionally on December 31, 2019.

On December 4, 1998, CFC, Deseret, the Deseret member systems, and all other parties involved in the ongoing litigation entered into a settlement arrangement. The arrangement includes the following terms and conditions:

* a payment of $94 million to the owner of the Bonanza generating plant
($80.0 million from the guarantor of the equity portion of the lease payments, $10.4 million from CFC and $3.6 million from Deseret),
* the transfer of ownership of the plant to Deseret,
* dismissal of the litigation,
* the ORA between CFC and Deseret remains substantially intact,
* a portion of the ORA payments from 2020 to 2025 will be shared with the party that had guaranteed the equity portion of the lease payments,
* Deseret will be required to make additional payments based on excess cashflow to the same party for the years 2026 to 2031, up to a maximum of $439 million,
* as a result of the transfer of plant ownership, the 9.375% Bonanza Secured Lease Obligation Bonds were redeemed on December 14, 1998.

On December 14, 1998, CFC effected the redemption of the Bonanza Secured Lease Obligation Bonds. The amount advanced to redeem the bonds, $265.9 million ($255.1 million principal and $10.8 million of accrued interest), became part of the outstanding loan balance to Deseret and is secured by CFC's mortgage claim on all of Deseret's assets and future revenues. This amount will be repaid through the annual ORA minimum and excess cashflow payments Deseret is required to make to CFC through December 31, 2025.

On March 20, 1998, the City of Riverside, California ("Riverside") commenced an action against Deseret in the United States District Court for the Central District of California. Riverside sought (i) judgment from the court that the Power Sales Agreement dated October 6, 1992 (the "PSA") between Deseret and Riverside terminated on March 31, 1998 and (ii) unspecified damages against Deseret. On March 31, 1998, Deseret sought injunctive relief from a Utah state court. The California actions have been dismissed. Currently, litigation is stayed in the United States District Court for the District of Utah, pending approval by FERC of the settlement plan described below.

Riverside also filed a complaint with the FERC. CFC intervened in the FERC proceeding in October 1997. A hearing before an administrative law judge was scheduled for May 25, 1999. The judge extended the hearing date to allow the parties to try to reach a settlement. In July 1999, Deseret, Riverside and CFC reached an agreement with respect to the settlement of the Riverside FERC and Utah state litigation. Under the terms of the agreement, Deseret and Riverside agreed to amend the PSA with respect to rates, terms and conditions for service thereunder. On July 29, 1999, Riverside paid Deseret $25.1 million to buy down the rate Deseret charges Riverside for power commencing
in July 2002.   In order to facilitate the settlement, CFC issued an
irrevocable letter of credit to Riverside for the account of Deseret in the amount of $25.1 million, which may be drawn upon by Riverside upon the occurrence of certain events more particularly described therein, including Deseret's failure to perform certain obligations under the PSA and the FERC's failure to approve the settlement. Any draw under the letter of credit converts to a long term loan to Deseret which is repayable upon the terms set forth in a reimbursement agreement.

Deseret and Riverside filed the amended PSA and a Settlement Agreement to which CFC is a party with the FERC on July 28, 1999, together with an Uncontested Motion for Interim Rate Approval. FERC approved the Motion on August 3, 1999. Comments on the settlement must be filed by August 17, 1999 and reply comments are due on August 27, 1999. After the passage of the comment period, the judge will certify the Settlement Agreement and amended PSA to the FERC for approval if he finds that there are no factual issues requiring a hearing. The Commission is expected to act within six months.

On March 24, 1998, the City of Anaheim, CA ("Anahaeim") commenced an action against Deseret that was consolidated with the Riverside proceeding. Anaheim also filed a complaint with the FERC. In January 1999, Deseret and Anaheim agreed to a settlement of the FERC and civil actions. The settlement will not significantly impact the revenue received by Deseret over the life of the contract with Anaheim.

Deseret is current on its minimum payment obligations to CFC. During calendar 1998, Deseret made quarterly payments totaling $35.5 million to CFC. In December 1998, Deseret made an excess payment of $2.0 million related to an equipment lease and in February 1999 Deseret made a payment of $18.5 million representing excess cashflow for calendar year 1998. The entire amount of the excess payment received in February 1999 was applied to principal, since that amount was related to calendar year 1998. CFC placed the loans to Deseret on accrual status at a rate of 3.90% as of February 1, 1999. For the month of February 1999, CFC accrued a total of $1.9 million of interest income related to the Deseret loans. The rate at which interest accrues will be adjusted from time to time as events require to reflect the current estimate of the amount CFC will receive through December 31, 2025.

At May 31, 1999 and 1998, CFC had the following exposure to Deseret:

        (Dollar amounts in millions)     1999      1998

        Loans outstanding (1)           $576.7   $329.5

	Guarantees outstanding:
        Tax-exempt bonds                   3.2      4.1
        Mine equipment leases             51.6     54.1
        Bonanza plant lease                  -    258.0
        Other (2)                         12.6        -
                Total guarantees          67.4    316.2

                Total exposure          $644.1   $645.7
_______________________
(1)  From January 1, 1989 through May 31, 1999, CFC funded a total of
$444.8 million in cashflow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC. All cashflow shortfalls funded by CFC represent an increase to loans outstanding and also represent a decrease to the principal amount of the obligations guaranteed by CFC.
(2) Other guarantees includes irrevocable letters of credit and a guarantee of certain operations and maintenance expenses.

On March 31, 1999 and June 30, 1999, Deseret made payments of $8.6 million representing the first two quarterly payments for calendar year 1999. A total of $34.6 million is due from Deseret for minimum payments during calendar year 1999.

(e) Saluda River Electric Cooperative ("Saluda") is a generation cooperative located in Laurens, SC. Saluda experienced cashflow difficulties related to its minority interest in the Catawba nuclear generating station. Saluda and RUS agreed on the basic terms of a debt restructuring. As part of this agreement, on April 15, 1999, CFC paid $36.6 million to the bond trustee to defease the tax-exempt bonds it had guaranteed for Saluda. The bonds were redeemed on August 15, 1999. On April 15, 1999, CFC received a cash payment from Saluda and offset certain amounts Saluda had invested with CFC as part of the transaction. CFC wrote off $20.9 million related to the Saluda transaction. CFC had no exposure to Saluda after April 15, 1999.

(f) At May 31, 1999, one other borrower was in payment default to CFC on an unsecured loan totaling $1.6 million. At May 31, 1998, two borrowers were in payment default to CFC on secured and unsecured loans totaling $4.1 million.

(11) Segment Information

CFC operates in two business segments - rural electric lending and rural telecommunications lending. Summary financial information relating to each segment is presented below.

The information reviewed by management on a regular basis are the combined financial statements and the stand-alone RTFC financial statements. The information presented below includes the stand-alone RTFC financial statements for the telecommunications systems, the combined financial statements as the total and the difference between the RTFC and the combined is presented for the electric systems. All activity is with electric or telecommunications systems.

As stated previously in the business section, RTFC is an associate member of CFC and CFC is the sole funding source for RTFC. RTFC borrows from CFC and then relends to the telecommunications systems. RTFC pays an administrative fee to CFC for work performed by CFC staff as part of the interest rate on the loans from CFC. RTFC does not maintain a loan loss allowance, but CFC maintains a loss allowance on its loans to RTFC.

(Dollar amounts in thousands)
                             For the year ended May 31, 1999

                         Electric    Telecommunications     Total
                         Systems         Systems           Combined
Income statement:
Income from loans     $   641,765      $  149,038       $   790,803
Cost of funds             519,289         144,820           664,109
Gross margin              122,476           4,218           126,694
Operating expenses         27,728             383            28,111
Loan loss provision        23,866               -            23,866
Other income                1,699              23             1,722
Net margin            $    72,581      $    3,858       $    76,439

Assets:
Loans outstanding     $10,780,860      $2,710,339       $13,491,199
Other assets              250,582         183,471           434,053
Total assets          $11,031,442      $2,893,810       $13,925,252


(Dollar amounts in thousands)
                             For the year ended May 31, 1998

                         Electric    Telecommunications     Total
                         Systems         Systems           Combined
Income statement:
Income from loans     $   546,910      $   90,663       $   637,573
Cost of funds             453,312          87,223           540,535
Gross margin               93,598           3,440            97,038
Operating expenses         23,296             305            23,601
Loan loss provision        19,027               -            19,027
Other income                7,806               -             7,806
Net margin            $    59,081      $    3,135       $    62,216

Assets:
Loans outstanding     $ 8,754,445      $1,574,900       $10,329,345
Other assets              233,212         120,331           353,543
Total assets          $ 8,987,657      $1,695,231       $10,682,888



(Dollar amounts in thousands)
                             For the year ended May 31, 1997

                         Electric    Telecommunications     Total
                         Systems         Systems           Combined
Income statement:
Income from loans     $   492,548      $   90,663       $   637,573
Cost of funds             406,858          87,223           540,535
Gross margin               85,690           3,440            97,038
Operating expenses         21,742             305            23,601
Loan loss provision        15,162               -            19,027
Other income                3,207               -             7,806
Net margin            $    51,993      $    3,135       $    62,216

(12) Gain on Sale of Land

During the year ended May 31, 1998, CFC sold land with a cost basis of $8.3 million for $13.5 million, resulting in a gain of $5.2 million.

(13) Combined Quarterly Financial Results (Unaudited)

Summarized results of operations for the four quarters of fiscal years 1999 and 1998 are as follows:

(Dollar amounts in thousands)
                                    Fiscal Year 1999
                                     Quarters Ended                 Total
                     August 31  November 30  February 28  May 31     Year
Operating income     $180,143    $192,238     $200,098   $218,324  $790,803
Operating margin       16,748      17,893       20,740     19,336    74,717
Nonoperating income       745         337          251        389     1,722
Net margins            17,493      18,230       20,991     19,725    76,439


(Dollar amounts in thousands)
                                    Fiscal Year 1998
                                     Quarters Ended                 Total
                     August 31  November 30  February 28  May 31     Year
Operating income     $150,477    $153,995     $161,656   $171,445  $637,573
Operating margin        9,119      14,657       15,153     15,482    54,411
Nonoperating income       592         435          750        834     2,611
Gain on sale of land    4,939           -            -        255     5,194
Net margins            14,650      15,092       15,903     16,571    62,216