Form 10-Q
period 1999-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 1999-10-13
CIK 70502

FORM 10-Q


				UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549


	 x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		   OF THE SECURITIES EXCHANGE ACT OF 1934
	      For the Quarterly Period Ended August 31, 1999

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

			 (Dollar Amounts In Thousands)


				  A S S E T S


				      (Unaudited)
				    August 31, 1999        May 31, 1999

CASH AND CASH EQUIVALENTS            $   110,803           $    74,403

DEBT SERVICE INVESTMENTS                  26,382                22,969

LOANS TO MEMBERS, NET                 14,146,227            13,491,199

RECEIVABLES                              153,951               161,523

FIXED ASSETS, NET                         43,032                38,683

DEBT SERVICE RESERVE FUNDS                98,870                98,870

OTHER ASSETS                              37,195                37,605

	TOTAL ASSETS                 $14,616,460           $13,925,252


       The accompanying notes are an integral part of these combined
			   financial statements.

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

			   COMBINED BALANCE SHEETS

			(Dollar Amounts In Thousands)


	 L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


					       (Unaudited)
					     August 31, 1999    May 31, 1999

NOTES PAYABLE, due within one year               $ 5,666,212     $ 4,976,706

ACCOUNTS PAYABLE                                      19,651          16,707

ACCRUED INTEREST PAYABLE                             123,432          95,741

LONG-TERM DEBT                                     6,881,573       6,891,122

OTHER LIABILITIES                                     16,733          10,207

QUARTERLY INCOME CAPITAL SECURITIES                  400,000         400,000

MEMBERS' SUBORDINATED CERTIFICATES:
   Membership subordinated certificates              641,985         641,937
   Loan & guarantee subordinated certificates        615,895         597,879

Total members' subordinated certificates           1,257,880       1,239,816

   MEMBERS' EQUITY                                   250,979         294,953

   Total members' subordinated certificates &
	      members' equity                      1,508,859       1,534,769

     TOTAL LIABILITIES AND MEMBERS' EQUITY       $14,616,460     $13,925,252



	 The accompanying notes are an integral part of these combined
			      financial statements.

								(UNAUDITED)

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	    COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

			 (Dollar Amounts in Thousands)


	       For the Three Months Ended August 31, 1999 and 1998




							 Quarters Ended
							   August 31,
                                                       1999            1998
OPERATING INCOME-Interest on loans to members       $226,405        $180,143
Less:  cost of funds                                 190,840         151,969

	Gross operating margin                        35,565          28,174

EXPENSES:
  General and administrative                           5,371           5,540
  Provision for loan losses                            8,765           5,886

	Total expenses                                14,136          11,426

	Operating margin                              21,429          16,748

NON-OPERATING INCOME                                     538             745

NET MARGINS                                         $ 21,967        $ 17,493



	     The accompanying notes are an integral part of these combined
				financial statements.

								(UNAUDITED)

	  NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

	       COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

			(Dollar Amounts in Thousands)

	     For the Three Months Ended August 31, 1999 and 1998



										      Patronage Capital
											Allocated
									    Unal-    General
								Education  located   Reserve
					  Total    Memberships    Fund     Margins    Fund      Other
Quarter ended August 31, 1999
	Balance at May 31, 1999          $294,953     $1,535    $   543   $  2,289   $  503    $290,083
	Retirement of patronage capital   (66,445)         -          -          -        -     (66,445)
	Net margins                        21,967          -          -     21,967        -           -
	Other                                 504         (4)       (43)         -        -         551
Balance at August 31, 1999               $250,979     $1,531    $   500   $ 24,256   $  503    $224,189



Quarter ended August 31, 1998
	Balance at May 31, 1998          $279,278     $1,491    $   676   $  2,289   $  500    $274,322
	Retirement of patronage capital   (57,364)         -          -          -        -     (57,364)
	Net margins                        17,493          -          -     17,493        -           -
	Other                                 549         13        (41)         -        -         577
Balance at August 31, 1998               $239,956     $1,504    $   635   $ 19,782   $  500    $217,535


	The accompanying notes are an integral part of these combined
			    financial statements.

							       (UNAUDITED)

	   NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

			COMBINED STATEMENTS OF CASH FLOWS

			   (Dollar Amounts In Thousands)

	    For the Three Months Ended August 31, 1999 and 1998

                                                       1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net margins                                   $    21,967    $    17,493
    Add (deduct):
       Provision for loan losses                        8,765          5,886
       Depreciation                                       322            372
       Amortization of deferred income                   (605)          (178)
       Amortization of issuance costs and
	  deferred charges                              1,330            734
       Receivables                                      6,052         (1,115)
       Accounts payable                                 2,944          1,857
       Accrued interest payable                        27,691         10,067
       Other                                           (3,818)        (6,685)

    Net cash flows provided by operating activities    64,648         28,431

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances made on loans                         (1,778,612)    (1,728,970)
    Principal collected on loans                    1,114,833      1,239,233
    Investments in fixed assets                        (4,671)        (1,399)

    Net cash flows used in investing activities      (668,450)      (491,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes payable, net                                722,849       (106,060)
    Debt service investments, net                      (3,413)        (3,415)
    Proceeds from issuance of long-term debt          894,325        569,212
    Payments for retirement of long-term debt        (937,409)       (95,533)
    Proceeds from issuance of quarterly
       income capital securities                            -        200,000
    Proceeds from issuance of members'
       subordinated certificates                       19,532         12,974
    Payments for retirement of members'
       subordinated certificates                           52             (3)
    Payments for retirement of
       patronage capital                              (55,734)       (50,985)

    Net cash flows provided by financing activities   640,202        526,190

NET INCREASE IN CASH & CASH EQUIVALENTS                36,400         63,485
BEGINNING CASH AND CASH EQUIVALENTS                    74,403         65,274

ENDING CASH AND CASH EQUIVALENTS                  $   110,803    $   128,759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during three months for interest    $   164,102    $   142,681

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


CFC's 1,050 members as of August 31, 1999, included 903 rural electric utility system members, virtually all of which are consumer-owned cooperatives, 74 service members and 73 associate members. The utility members systems included 834 distribution systems and 69 generation and transmission systems operating in 48 states and four U.S. territories.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September 1987.
RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunication members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of August 31, 1999, RTFC had 532 members other than CFC. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991.
GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of loans guaranteed by the Rural Utilities Service ("RUS"). GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had two members other than CFC at August 31, 1999. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying unaudited combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of August 31, 1999 and May 31, 1999, and the combined results of operations, cash flows and changes in members' equity for the three months ended August 31, 1999 and 1998.

The Notes to Combined Financial Statements for the years ended May 31, 1999 and 1998 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 1999, filed on August 27, 1999).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. While CFC uses its best estimates and judgments based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.
					7

CFC does not believe it is vulnerable to the risk of a near term severe impact as a result of any concentrations of its activities.

	(b)     Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through permanent majority representation on their Boards of Directors. CFC manages the affairs of RTFC and GFC through long-term management agreements. CFC services the loans for GFC for which it collects a servicing fee. As of August 31, 1999, CFC had committed to lend RTFC up to $7.0 billion to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $3,961.8 million and $3,809.6 million as of August 31, 1999 and May 31, 1999, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

						   (Unaudited)
						  At August 31,   At May 31,
(Dollar amounts in thousands)                           1999         1999

Outstanding loans to members and their affiliates  $2,898,227    $2,710,339
Total assets                                        3,097,920     2,893,810
Notes payable to CFC                                2,868,036     2,693,675
Total liabilities                                   2,914,760     2,729,102
Members' equity and subordinated certificates         183,160       164,708

							     (Unaudited)
					For the Three Months Ended August 31,
(Dollar amounts in thousands)                           1999         1998

Operating income                                      $48,677       $30,098
Net margin                                                912         1,075


Summary financial information relating to GFC is presented below:
                                                   (Unaudited)
						  At August 31,   At May 31,
(Dollar amounts in thousands)                           1999         1999

Outstanding loans to members                         $130,940      $130,940
Total assets                                          134,627       133,091
Notes payable to CFC                                  130,940       130,940
Total liabilities                                     134,431       132,861
Members' equity                                           196           230

							     (Unaudited)
					For the Three Months Ended August 31,
(Dollar amounts in thousands)                           1999         1998

Operating income                                       $1,925        $2,115
Net margin                                                178           200

Unless stated otherwise, references to CFC relate to CFC, RTFC and GFC on a combined basis.

	(c)     Derivative Financial Instruments

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as an asset or liability in the statement of financial position and recorded at fair value. The statement was originally effective for all fiscal years beginning after June 15, 1999. The FASB has amended the statement to be effective for all fiscal years beginning after June 15, 2000. CFC will be required to implement this statement as of June 1, 2001. CFC has not yet determined the impact of implementing this statement on its overall financial position.

	(d)     Segment Information

CFC has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. CFC operates in two business segments - rural electric lending and rural telecommunications lending.
The segment disclosure has been included in Note 13. CFC uses the same accounting principles in both segments.

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

(3)     Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of August 31, 1999 and May 31, 1999, mortgage notes representing approximately $3,012.1 million and $3,016.9 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure collateral trust bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC's revolving credit agreement
(see Footnote 6), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding.

Collateral trust bonds outstanding at August 31, 1999 and May 31, 1999 were $2,996.4 million and $2,996.3 million, respectively.

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

Activity in the allowance account is summarized as follows for the three months ended August 31, 1999 and the year ended May 31, 1999.

					       August 31,      May 31,
(Dollar amounts in thousands)                     1999          1999

Beginning balance                               $212,203      $250,131
Provision for loan losses                          8,765        23,866
Charge-offs, net of recoveries                         -       (61,794)
Ending balance                                  $220,968      $212,203

Total loan loss allowance as a percentage of:
  Total loans                                      1.54%         1.55%
  Total loans and guarantees                       1.37%         1.38%
  Total nonperforming and restructured loans      38.11%        36.69%

(5)     Members' Subordinated Certificates

Members' subordinated certificates are subordinated obligations purchased by members as a condition of membership and in connection with CFC's extension of long-term loans and guarantees. Those issued as a condition of membership (subscription capital term certificates) generally mature 100 years from issuance date and bear interest at 5% per annum. Those issued as a condition of receiving a loan or guarantee generally mature 46 to 50 years from issuance or amortize proportionately based on the principal balance of the credit extended, and are non-interest bearing or bear interest at varying rates.

The proceeds from certain non-interest bearing subordinated certificates issued in connection with CFC's guarantees of member's tax-exempt bonds are pledged by CFC to the debt service reserve fund established in connection with the bond issue, and any earnings from the investment of the fund inure solely to the benefit of the member.

(6)     Credit Arrangements

As of August 31, 1999, CFC had three revolving credit agreements totaling $4,792.5 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation ("NCSC") and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and is standby purchaser for the benefit of its members.

Two of these agreements are with 53 banks, with J.P. Morgan Securities Inc. and The Bank of Nova Scotia as Co-Syndication Agents, and Morgan Guaranty Trust Company of New York as Administrative Agent. Under the five-year agreement, executed in November 1996, CFC can borrow up to $2,402.5 million until November 26, 2001. On November 24, 1998, the 364-day agreement was renewed with J.P. Morgan Securities Inc. and The Bank of Nova Scotia as Co-Lead Arrangers and Co-Syndication Agents, Morgan Guaranty Trust Company of New York as Administrative Agent, and Banc of America and the First National Bank of Chicago as Co-Documentation Agents. Under this 364-day agreement, CFC can borrow up to $1,940.0 million until November 23, 1999. Any amounts outstanding under these facilities will be due on the respective maturity dates.

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

The revolving credit agreements require CFC, among other things to maintain members' equity and members' subordinated certificates of at least $1,373.9 million at May 31, 1999 (increased each fiscal year by 90% of net margins not distributed to members), an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and quarterly income capital securities and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of collateral trust bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of August 31, 1999 and May 31, 1999, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the five year facility, at August 31, 1999 and May 31, 1999, CFC classified $2,402.5 million, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,402.5 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions therein.

(7)     Unadvanced Loan Commitments

As of August 31, 1999 and May 31, 1999, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

(Dollar amounts in thousands)                August 31, 1999    May 31, 1999

Long-term                                      $ 7,211,349       $ 7,004,692
Intermediate-term                                  251,378           299,659
Short-term                                       4,506,582         4,392,012
Telecommunications                               1,063,557         1,111,741
     Total unadvanced loan commitments         $13,032,866       $12,808,104

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

(8)     Retirement of Patronage Capital

CFC patronage capital in the amount of $66.2 million was retired in August 1999, representing 70% of the allocation for fiscal year 1999 and one-sixth of the total allocations for fiscal years 1989, 1990 and 1991. The $66.2 million includes $10.5 million retired to RTFC. GFC retired patronage capital in the amount of $0.2 million representing 100% of the allocation for fiscal year 1999. RTFC will retire 70% of their fiscal year 1999 allocation later this fiscal year. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's, RTFC's and GFC's Boards of Directors with due regard for CFC's, RTFC's and GFC's financial condition.

(9)     Guarantees

As of August 31, 1999 and May 31, 1999, CFC had guaranteed the following contractual obligations of its members:

(Dollar amounts in thousands)                   August 31, 1999  May 31, 1999

Long-term tax-exempt bonds (A)                     $1,056,440     $1,062,185
Debt portions of leveraged lease transactions (B)     173,008        174,961
Indemnifications of tax benefit transfers (C)         276,899        285,169
Other guarantees (D)                                  217,257        162,150
      Total guarantees                             $1,723,604     $1,684,465

(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $943.2 million and $947.3 million as of August 31, 1999 and May 31, 1999, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

(B) CFC has unconditionally guaranteed the repayment of debt raised by NCSC for leveraged lease transactions.

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease.

(D) At August 31, 1999 and May 31, 1999, CFC had unconditionally guaranteed commercial paper, along with a related interest rate exchange agreement, issued by NCSC of $81.2 million and $63.7 million, respectively.

(10)    Derivative Financial Instruments

At August 31, 1999 and May 31, 1999, CFC was a party to interest rate exchange agreements with notional amounts totaling $3,856.9 million and $2,796.0 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. At August 31, 1999 and May 31, 1999, CFC was using interest rate exchange agreements to fix the interest rate on $2,106.3 million and $1,996.0 million, respectively, of its variable rate commercial paper. At August 31, 1999 and May 31, 1999, CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $1,750.6 million and $800.0 million of collateral trust bonds and medium-term notes were issued and CFC's variable commercial paper rate.
All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

The following table lists the notional principal amounts of CFC's interest rate exchange agreements at August 31, 1999 and May 31, 1999:


Notional Principal Amount   Notional Principal Amount

Maturity Date     August 31, 1999     May 31, 1999     Maturity Date       August 31, 1999   May 31, 1999
		    (Dollar amounts in thousands)                           (Dollar amounts in thousands)
June 1999      (1)  $       -          $   50,000      August 2003    (3)   $   25,000        $   25,000
September 1999 (2)     75,000              75,000      September 2003 (3)       16,600            16,600
September 1999 (2)     75,000              75,000      September 2003 (3)       17,845            17,844
September 1999 (2)     75,000              75,000      September 2003 (3)       28,000            28,000
September 1999 (2)     75,000              75,000      September 2003 (3)       28,785            28,785
November 1999  (2)     50,000              50,000      October 2003   (3)       32,533            32,533
November 1999  (2)     50,000              50,000      October 2003   (3)       32,533            32,533
November 1999  (2)     50,000              50,000      October 2003   (3)       25,480            25,480
November 1999  (2)     75,000              75,000      September 2004 (3)       17,650            17,650
November 1999  (2)     75,000              75,000      October 2004   (3)       38,000            38,000
November 1999  (2)     75,000              75,000      November 2004  (3)       61,000            61,000
November 1999  (2)     75,000              75,000      November 2004  (3)       61,000            61,000
January 2000   (3)     52,851              52,851      January 2005   (3)        8,000             8,000
June 2000      (2)    250,000                   -      April 2006     (3)       25,000            25,000
June 2000      (2)    200,000                   -      April 2006     (3)       25,000            25,000
June 2000      (2)    150,000                   -      April 2006     (3)       25,000            25,000
June 2000      (2)     75,000                   -      April 2006     (3)       25,000            25,000
July 2000      (2)     50,000                   -      January 2008   (3)       14,000            14,000
July 2000      (2)    100,000                   -      July 2008      (3)       40,400            40,400
July 2000      (2)     26,363                   -      September 2008 (3)       26,235            26,235
July 2000      (2)    100,000                   -      September 2008 (3)       10,425            10,425
July 2000      (2)     25,000                   -      September 2008 (3)       10,300            10,300
August 2000    (2)     24,225                   -      September 2008 (3)       20,600            20,600
August 2000    (3)    110,000             110,000      October 2008   (3)       33,512            33,512
August 2000    (3)    110,000             110,000      April 2009     (3)       33,000            33,000
September 2000 (3)      7,450               7,450      September 2010 (3)       43,000                 -
September 2000 (3)     13,355              13,355      January 2012   (3)       13,000            13,000
October 2000   (3)     20,000              20,000      February 2012  (3)        9,500            10,000
January 2001   (3)     42,749              42,749      December 2013  (3)       65,000            65,000
January 2001   (3)     23,000              23,000      December 2013  (3)       65,000            65,000
February 2001  (3)     75,000              75,000      December 2013  (3)       45,100            45,100
February 2001  (3)     75,000              75,000      June 2014      (3)            -            18,250
February 2001  (3)     75,000              75,000      June 2018      (3)        5,000             5,000
February 2001  (3)     75,000              75,000      September 2020 (3)       43,000                 -
September 2001 (3)     34,810              34,810      December 2026  (3)       48,185            48,185
January 2003   (3)     10,000              10,000      September 2028 (3)       60,000            60,000
January 2003   (3)     12,375              12,375      September 2028 (3)       60,000            60,000
June 2003      (3)     48,000              48,000      April 2029     (3)       66,000            66,000
August 2003    (3)     25,000              25,000      September 2030 (3)       43,000                 -
August 2003    (3)     50,000              50,000                           $3,856,861        $2,796,022


(1) Under these agreements, CFC pays a variable rate of interest and receives fixed rate of interest.
(2) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(3) Under these agreements, CFC pays a fixed rate of interest and receives interest based on a variable rate.

CFC does not value the interest rate exchange agreements on its balance sheet, but rather values the underlying hedged debt instruments at historical cost. All amounts that CFC pays and receives related to the interest rate exchange agreements and the underlying hedged debt instruments are included in CFC's cost of funding for the period. In all interest rate exchange agreements, CFC receives the amount required to service the debt outstanding to its investors, from the counter party to the agreement. The estimated fair value of CFC's interest rate exchange agreements is presented in the footnotes to the financial statements of CFC's Form 10-K for the year ended May 31, 1999.

CFC closely matches the terms of its interest rate exchange agreements with the terms of the underlying debt instruments. Therefore, it is unlikely that CFC would prepay debt that is hedged or have hedged debt mature prior to the maturity of the interest rate exchange agreement. However, circumstances may arise that cause either CFC or the counter party to the agreement to exit such agreement. In the event of such actions, CFC would record a gain or loss from the termination of the interest rate exchange agreement.

During the three months ended August 31, 1999, CFC has issued medium-term notes to European investors in foreign currencies. The following chart provides details of the foreign-currency swaps that CFC has outstanding at August 31, 1999:

(Dollar amounts in thousands)
Type of                                  U.S.       Foreign
Debt(1)               Date             Dollars     Currency (2)     Rate
MTN     Issue     February 24, 1999    390,250     350,000 EU      1.115
	Maturity  February 24, 2006    390,250     350,000 EU      1.115
	Issue     July 14, 1999        23,363      15,000 GBP      1.558
	Maturity  July 14, 2000        23,363      15,000 GBP      1.558


(1) MTN - CFC medium-term notes
(2) EU - Euros, GBP - British Pound Sterling

CFC enters into a swap to sell the amount of foreign currency received from the investor for U.S. Dollars on the issuance date, and to buy the amount of foreign currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss which might otherwise have been produced by the foreign currency borrowing. CFC includes the difference between the amount of U.S. Dollars received at issuance and the amount of U.S. Dollars required to purchase the foreign currency at the interest payment dates and at maturity as interest expense.

Principal and interest is paid at maturity, which will range from 1 day to 270 days on CFC commercial paper investments. Interest is paid annually on foreign currency denominated medium-term notes with maturities longer than one year. CFC will consider the cost of all related foreign-currency swaps as part of the total cost of debt issuance when deciding on whether to issue debt in the U.S. or foreign capital markets and whether to issue the debt denominated in U.S. or foreign currencies.

(11)    Contingencies

(a) At August 31, 1999 and May 31, 1999, CFC had nonperforming loans in the amount of $1.6 million and restructured loans in the amount of $578.3 million and $576.7 million, respectively. At both dates all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income and all loans classified as restructured were on an accrual status with respect to the recognition of interest income. A total of $5.6 million of interest was accrued on restructured loans for the three months ended August 31, 1999.

(b) CFC classified $579.9 million and $578.3 million of the amount described in footnote 11(a) as impaired with respect to the provisions of FASB Statements No. 114 and 118 at August 31, 1999 and May 31, 1999, respectively. CFC had allocated $101.0 million of the loan loss allowance for such impaired loans at both dates. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $5.6 million on loans classified as impaired during the three months ended August 31, 1999. The average recorded investment in impaired loans for the three months ended August 31, 1999 was $579.3 million compared to $460.1 million for the year ended May 31, 1999.

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

In connection with the ORA, on October 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740.0 million from RUS for the sum of $238.5 million (the "RUS Debt"). As a result of the purchase, CFC holds a majority of Deseret's outstanding secured debt. Pursuant to a participation agreement dated October 16, 1996, the member systems of Deseret purchased from CFC, for $55.0 million, a participation interest in the RUS Debt. The members' purchase of participation interests in the RUS Debt acquired by CFC ("Participation Loans") are secured by the assets and revenues of the member systems. Under the participation agreement the Deseret members will receive a share of the minimum quarterly payments that Deseret makes to CFC, which the members will use to service their Participation Loans. Each member of Deseret had the option to put its Participation Loan back to CFC at any time after twelve years, provided that no event of default existed under the ORA and under such member's Participation Loan. The ORA was subsequently amended to allow the Deseret member distribution systems to put the participation loans back to CFC unconditionally on December 31, 2019.

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

In July 1999, Deseret, Riverside and CFC reached an agreement with respect to the settlement of the Riverside FERC and Utah state litigation. Under the terms of the agreement, Deseret and Riverside agreed to amend the Power Service Agreement ("PSA") with respect to rates, terms and conditions for service thereunder. On July 29, 1999, Riverside paid Deseret $25.1 million to buy down the rate Deseret charges Riverside for power commencing in July
2002.   In order to facilitate the settlement, CFC issued an irrevocable letter of credit to Riverside for the account of Deseret in the amount of $25.1 million, which may be drawn upon by Riverside upon the occurrence of certain events more particularly described therein, including Deseret's failure to perform certain obligations under the PSA and the FERC's failure to approve the settlement. Any draw under the letter of credit converts to a long-term loan to Deseret which is repayable upon the terms set forth in a reimbursement agreement.

Deseret and Riverside filed the amended PSA and a Settlement Agreement to which CFC is a party with the FERC on July 28, 1999, together with an Uncontested Motion for Interim Rate Approval. FERC approved the Motion on August 3, 1999. On August 20, 1999, the administrative law judge certified the Settlement Agreement and amended PSA to the FERC for approval. The Commission is expected to act in early calendar year 2000.

On March 24, 1998, the City of Anaheim, CA ("Anaheim") commenced an action against Deseret that was consolidated with the Riverside proceeding. Anaheim also filed a complaint with the FERC. In January 1999, Deseret and Anaheim agreed to a settlement of the FERC and civil actions. The settlement will not significantly impact the revenue received by Deseret over the life of the contract with Anaheim.

On June 30, 1999, Deseret made a payment of $8.6 million to CFC. A total of $34.6 million is due from Deseret for minimum payments during calendar year 1999. As of August 31, 1999 and May 31, 1999, all loans to Deseret were on an accrual status at a rate of 3.90%. The rate at which interest accrues will be adjusted from time to time as events require to reflect the current estimate of the amount CFC will receive through December 31, 2025.

At August 31, 1999 and May 31, 1999, CFC had the following exposure to
Deseret:

 (Dollar amounts in millions)    August 31, 1999    May 31, 1999

    Loans outstanding (1)           $578.3             $576.7

    Guarantees outstanding:
       Tax-exempt bonds                3.2                3.2
       Mine equipment leases          49.9               51.6
       Other (2)                      37.7               12.6
       Total guarantees               90.8               67.4

       Total exposure               $669.1             $644.1
________________________
(1) As of August 31, 1999, the loan balance of $578.3 million to Deseret is comprised of $180.5 million of cashflow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC, $265.9 million related to the redemption of the Bonanza secured lease obligation bonds, $103.8 million related to the purchase of RUS loans, $17.7 million related to the original CFC loan to Deseret and $10.4 million related to the settlement of the foreclosure litigation.

(2) Other guarantees includes irrevocable letters of credit and a guarantee of certain operations and maintenance expenses.

Subsequent to the end of the quarter, on September 30, 1999 Deseret made a payment of $8.6 million. To date, during calendar year 1999, CFC has received a total of $25.7 million.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(d) At August 31, 1999 and May 31, 1999, one other borrower was in payment default to CFC on a secured loan totaling $1.6 million.

(12)    Loans Guaranteed by RUS

At August 31, 1999 and May 31, 1999, CFC held $130.9 million, respectively, in trust certificates related to the refinancing of Federal Financing Bank loans. These trust certificates are supported by payments from certain CFC power supply members whose payments are guaranteed by RUS.

(13) Segment Information

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

(Dollar amounts in thousands)
				  For the three months ended August 31, 1999

			 Electric Systems    Telecommunications Systems    Total Combined
Income statement:

Income from loans          $    177,729            $   48,676               $   226,405
Cost of funds                   143,115                47,725                   190,840
  Gross margin                   34,614                   951                    35,565
Operating expenses                5,294                    77                     5,371
Loan loss provision               8,765                     -                     8,765
  Total expenses                 14,059                    77                    14,136
Other income                        500                    38                       538
  Net margin               $     21,055            $      912               $    21,967

Assets:
Loans outstanding, net (1) $ 11,292,575            $2,853,652               $14,146,227
Other assets                    270,540               199,693                   470,233
  Total assets             $ 11,563,115            $3,053,345               $14,616,460

____________________________________________________
(1) Net loans are calculated by prorating the loan loss allowance and subtracting this allowance from gross loans outstanding.


(Dollar amounts in thousands)
				  For the three months ended August 31, 1998

                        Electric Systems    Telecommunications Systems   Total Combined
Income statement:
Income from loans           $  150,045            $   30,098               $   180,143
Cost of funds                  122,950                29,019                   151,969
   Gross margin                 27,095                 1,079                    28,174
Operating expenses               5,513                    27                     5,540
Loan loss provision              5,886                     -                     5,886
   Total expenses               11,399                    27                    11,426
Other income                       722                    23                       745
   Net margin               $   16,418            $    1,075               $    17,493

Assets:
Loans outstanding, net (1)  $9,137,434            $1,675,762               $10,813,196
Other assets                   297,917               128,672                   426,589
   Total assets             $9,435,351            $1,804,434               $11,239,785

______________________________
(1) Net loans are calculated by prorating the loan loss allowance and subtracting this allowance from gross loans outstanding.

Part I. Item 2.

     Management's Discussion and Analysis of Financial Condition and
			Results of Operations.
		     (Dollar amounts in millions)

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

Financial Condition

At August 31, 1999, CFC had $14,616 in total assets an increase of $691 or 5.0% over May 31, 1999. Net loans outstanding to members totaled $14,146 at August 31, 1999 an increase of $655 compared to a total of $13,491 at May 31, 1999. Net loans represented 96.8% and 96.9% of total assets at August 31, 1999 and May 31, 1999, respectively. The remaining assets
$470 and $434 at August 31, 1999 and May 31, 1999, respectively, consisted of other assets to support CFC's operations. Except as required for the debt service account and unless excess cash is invested overnight, generally CFC does not use funds to invest in debt or equity securities.

Loans outstanding at:
			       August 31, 1999    May 31, 1999    Increase

Long-term loans:
  Electric                        $  9,472.7       $  9,132.7       $340.0
  Telephone                          2,539.7          2,354.8        184.9
Total long-term loans               12,012.4         11,487.5        524.9
Intermediate-term loans:
  Electric                             328.3            301.1         27.2
  Telephone                             13.8             13.5          0.3
Total intermediate-term loans          342.1            314.6         27.5

Short-term loans:
  Electric                             957.2            850.0        107.2
  Telephone                            344.7            342.1          2.6
Total short-term loans               1,301.9          1,192.1        109.8

RUS guaranteed loans                   130.9            130.9            -
Non-performing loans                     1.6              1.6            -
Restructured loans                     578.3            576.7          1.6
Total loans                         14,367.2         13,703.4        663.8
Loan loss allowance                    221.0            212.2          8.8
Net loans                          $14,146.2        $13,491.2       $655.0

Percentage of loans with a
	 fixed interest rate             61%              63%
Percentage of loans with a
	 variable interest rate          39%              37%

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

Long-term loans (excluding loans guaranteed by RUS) represented 88% of loans outstanding at August 31, 1999 and May 31, 1999. Long-term fixed rate loans represented 61% and 63% of the total loans at August 31, 1999 and May 31, 1999, respectively. Loans converting from a variable rate to a fixed rate for the three months ended August 31, 1999 totaled $13, a decrease from the $185 that converted for the three months ended August 31, 1998. Offsetting the conversions to the fixed rate were $3 and $0 of loans that converted from the fixed rate to the variable for the three months ended August 31, 1999 and 1998, respectively. This resulted in a net conversion of $10 from the variable rate to a fixed rate for the three months ended August 31, 1999 compared to a net conversion of $185 for the year ended August 31, 1998.

Guarantees outstanding:
			  August 31, 1999     May 31, 1999     Inc / (Dec)
Tax exempt bonds             $1,056.4           $1,062.2           $(5.8)
Lease transactions              173.0              175.0            (2.0)
Indemnifications of
    Tax Benefit Transfers       276.9              285.2            (8.3)
Other guarantees                217.3              162.1            55.2
Total                        $1,723.6           $1,684.5           $39.1

The increase in guarantees outstanding for the three months ended
August 31, 1999, was primarily due to the increase in other guarantees. This increase was due to the issuance of irrevocable letters of credit related to Deseret and an increase to the balance of NCSC commercial paper guaranteed by CFC.

At August 31, 1999, CFC had unadvanced commitments totaling $13,032.9, an increase of $224.8 over the balance of $12,808.1 at May 31, 1999. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers, and therefore CFC does not anticipate funding most of such commitments. Approximately 39% of the outstanding commitments at August 31, 1999 were for short-term or line of credit loans. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved. The increase to commitments during the three months ended August 31, 1999, was due to the power vision program. Power vision is a program under which CFC performed a review of its borrowers and pre-approved additional loan funds for a number of borrowers.

Total credit committed at:

			    August 31, 1999     May 31, 1999     Inc / (Dec)

Loans                          $14,367.2          $13,703.4          $663.8
Unadvanced commitments          13,032.9           12,808.1           224.8
Guarantees                       1,723.6            1,684.5            39.1
Total                          $29,123.7          $28,196.0          $927.7

At August 31, 1999, total credit commitments outstanding represented an increase of 3% over the total at May 31, 1999.

Liabilities and members' equity totaled $14,616 at August 31, 1999 an increase of $691 or 5% over the balance of $13,925 at May 31, 1999.
The increase to total liabilities and members' equity for the three months ended August 31, 1999 was primarily due to increases in short-term debt required to fund the increase in loans outstanding. Total debt outstanding at August 31, 1999 was $12,948 an increase of $680 over the May 31, 1999 balance of $12,268.

Debt outstanding at:
			      August 31, 1999   May 31, 1999     Inc / (Dec)
Notes payable:
   Commercial paper             $  5,347.5      $  5,871.2       $  (523.7)
   Bank bid notes                    221.0           375.0          (154.0)
   Long-term debt                  2,500.2         1,133.0         1,367.2
   Commercial paper
     reclassified as L/T          (2,402.5)       (2,402.5)              -
Total notes payable                5,666.2         4,976.7           689.5

Long-term debt:
   Collateral trust bonds          2,846.5         2,846.3             0.2
   Medium-term notes               1,632.6         1,642.3            (9.7)
   Commercial paper
     reclassified as L/T           2,402.5         2,402.5               -
Total long-term debt               6,881.6         6,891.1            (9.5)

QUICS                                400.0           400.0               -
Total debt outstanding          $ 12,947.8      $ 12,267.8       $   680.0

Percentage of
     short-term debt                   44%             41%              3%
Percentage of
     long-term debt                    56%             59%             (3%)
Percentage of
     fixed rate debt (1)               56%             58%             (2%)
Percentage of
     variable rate debt (2)            44%             42%              2%
___________________________________
(1) Includes fixed rate collateral trust bonds, medium-term notes and QUICS plus commercial paper with rates fixed through interest rate exchange agreements.
(2) The rate on commercial paper notes does not change once the note has been issued. However, the rates on new commercial paper notes change daily and commercial paper notes generally have maturities of less than 90 days. Therefore, commercial paper notes are considered to be variable rate debt by CFC. Also included are variable rate collateral trust bonds and medium-term notes.


Members' subordinated certificates and members' equity outstanding at:

			      August 31, 1999   May 31, 1999     Inc / (Dec)


Subordinated certificates:
   Membership certificates      $   642.0       $   641.9        $   0.1
   Loan certificates                440.8           422.8           18.0
   Guarantee certificates           175.1           175.1              -
Total certificates                1,257.9         1,239.8           18.1
Equity:
   Memberships                        1.5             1.5              -
   Allocated margins                224.7           290.7          (66.0)
   Education fund                     0.5             0.5              -
   Year-to-date unallocated
	 margins                     24.3             2.3           22.0
Total equity                        251.0           295.0          (44.0)
Total equity and certificates    $1,508.9        $1,534.8        $ (25.9)

Membership certificates are required to be purchased as a condition of becoming a CFC member. The majority of membership certificates outstanding and all new membership certificates have a maturity of 100 years and pay interest at 5%. A small portion of membership certificates have a maturity of 50 years and pay interest at a rate of 3%. Members are required to purchase certificates with each new loan and guarantee, depending on the borrower's internal leverage ratio with CFC. Subordinated certificates are junior to all debt issued by CFC. Cooperatives are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to a thousand dollars depending on the membership class. CFC maintains current year net margins as unallocated through the end of its fiscal year. All net margins earned for the year are allocated back to the members.

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

The decrease to members' subordinated certificates and equity for the three months ended August 31, 1999 is due to the retirement of patronage capital offset by the issuance of new loan certificates related to loan advances and current year net margins.

CFC's leverage ratio increased to 7.49 during the three months ended August 31, 1999 from 7.00 at May 31, 1999. The ratio is calculated after excluding from debt the quarterly income capital securities and all debt associated with the funding of the RUS 100% guaranteed loans. Members' subordinated certificates and quarterly income capital securities are treated as equity in the calculation of the leverage ratio. CFC contemplates that its leverage ratio will continue to increase modestly as it obtains external capital to accommodate its loan growth. CFC will retain the flexibility to further amend its capital retention policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

CFC's debt/equity ratio increased from 5.52 at May 31, 1999, to 5.91 at August 31, 1999. The ratio is calculated by dividing debt outstanding, excluding quarterly income capital securities and debt used to fund loans guaranteed by RUS, by the total of members' subordinated certificates, members' equity, the loan loss allowance and quarterly income capital securities.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margins as its primary performance indicator, since CFC's net margins are subject to fluctuation as interest rates change. Management has established a 1.10 Times Interest Earned Ratio ("TIER") as its minimum operating objective. CFC has earned a TIER of 1.12 for the three months ended
August 31, 1999 and 1998. TIER is a measure of CFC's ability to cover the interest expense on funding.

Results for three months ended August 31, 1999 versus August 31, 1998

Net margins for the three months ended August 31, 1999, were $22.0, an increase of $4.5 over the $17.5 earned the prior year.

Net margins for the three months ended:

			      August 31, 1999   August 31, 1998  Inc / (Dec)


Interest income                 $ 226.4            $ 180.1         $ 46.3
Cost of funds                     190.8              151.9           38.9
Gross margin                       35.6               28.2            7.4
General & administrative
		 expenses           5.3                5.5           (0.2)
Loan loss provision                 8.8                5.9            2.9
Total expenses                     14.1               11.4            2.7
Operating margin                   21.5               16.8            4.7
Non-operating income                0.5                0.7           (0.2)
Net margin                      $  22.0            $  17.5         $  4.5

TIER                               1.12               1.12

Net margins expressed as a percentage of average loans outstanding for the three months ended:


			      August 31, 1999   August 31, 1998  Inc / (Dec)

Interest income                     6.37%             6.59%        (0.22)%
Cost of funds                       5.37%             5.56%        (0.19)%
Gross margin                        1.00%             1.03%        (0.03)%
General & administrative
		 expenses           0.15%             0.20%        (0.05)%
Loan loss provision                 0.25%             0.22%         0.03 %
Total expenses                      0.40%             0.42%        (0.02)%
Operating margin                    0.60%             0.61%        (0.01)%
Non-operating income                0.02%             0.03%        (0.01)%
Net margin                          0.62%             0.64%        (0.02)%


Average loan volume for the three months ended August 31, 1999 totaled $14,104.7, an increase of $3,261.3 or 30% over the average loan balance of $10,843.4 for the prior year period. The increase to net margins for the three month period ended August 31, 1999 was due to the increase in loan volume as compared to the prior year period. The average yield earned on the loan portfolio has decreased slightly as did the average cost of funds. Both reductions were due to a lower cost of borrowing that CFC passed on to its members in the form of lower interest rates on loans during the three months ended August 31, 1999. The total dollar amount of operating expenses decreased slightly for the three months ended August 31, 1999 compared to the prior year; however, when presented as a percentage of average loan volume, operating expenses decreased by 5 basis points or 25% from the prior year. The provision for loan losses increased by $2.9 or 49% due to the significant increase in loans outstanding during the last twelve to eighteen months.

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

The following chart summarizes loans and guarantees outstanding by member class at August 31, 1999 and May 31, 1999.



			       August 31, 1999             May 31, 1999
			      Amount        % of          Amount     % of
			   Outstanding     Total       Outstanding  Total

Electric systems:
  Distribution              $ 9,056.4      56.3%        $ 8,719.3   56.7%
  Power supply                3,673.2      22.8%          3,538.8   23.0%
  Service
    organizations               358.6       2.2%            315.9    2.0%
  Associate members             104.4       0.7%            103.6    0.7%
    Subtotal electric
    systems                 $13,192.6      82.0%        $12,677.6   82.4%
Telecommunication
    systems:
  Local exchange
    carrier                 $ 1,906.0      11.8%        $ 1,688.2   11.0%
  Cable                         143.5       0.9%            128.9    0.8%
  Cellular                      273.9       1.7%            272.0    1.8%
  Personal communications
    systems                     339.5       2.1%            303.5    2.0%
  Other                         235.3       1.5%            317.7    2.0%
    Subtotal
    telecommunications
    systems                   2,898.2      18.0%          2,710.3   17.6%
Total                       $16,090.8     100.0%        $15,387.9  100.0%

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At August 31, 1999, the total exposure outstanding to any one borrower (excluding loans guaranteed by RUS) did not exceed 4.2% of total loans and guarantees outstanding. At August 31, 1999 and May 31, 1999, CFC had $2,336 and $2,242, respectively, in loans outstanding, excluding loans guaranteed by RUS, and $732 and $703, respectively, in guarantees outstanding to its largest 10 borrowers.
The amounts outstanding to the largest 10 borrowers at August 31, 1999 and May 31, 1999, represented 16% of total loans outstanding and 42% of total guarantees outstanding. Total credit exposure to the largest 10 borrowers represented 19% of total credit exposure at August 31, 1999 and May 31, 1999. At August 31, 1999, the largest 10 borrowers included 4 distribution systems, 5 power supply systems and 1 telephone system.

Security Provisions

Except when providing lines of credit, CFC typically lends to its members on a secured basis. At August 31, 1999, a total of $1,238 of loans were unsecured representing 8.6% of total loans and 7.7% of total loans and guarantees. At May 31, 1999, a total of $1,231 of loans were unsecured representing 9.1% of total loans and 8.1% of total loans and guarantees.
As of August 31, 1999 and May 31, 1999, approximately $131 or 11% and $163 or 13.2%, respectively, of the unsecured loans represent obligations of distribution borrowers for the initial phase(s) of RUS note buyouts.
Upon completion of a borrower's buyout from RUS, CFC receives first lien security on all assets and future revenues. As of August 31, 1999 and May 31, 1999, the unsecured loans would represent 7.7% and 7.8%, respectively, of total loans and 6.9% of total loans and guarantees if these partial note buyout obligations were excluded. CFC's long-term loans are typically secured, pro-rata with any other secured lenders
(primarily RUS) by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset.
In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

Nonperforming and Restructured Loans

CFC classifies a borrower as nonperforming when any one of the following criteria are met: (1) principal or interest payments on any loan to the borrower are past due 90 days or more, (2) as a result of court proceedings, repayment with the original terms is not anticipated, or (3) for some other reason, management does not expect the timely repayment of principal or interest. Once a borrower is classified as nonperforming, interest on its loans is recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At August 31, 1999, all nonperforming loans were on non-accrual status with respect to the recognition of interest income. At August 31, 1999 and May 31, 1999, nonperforming loans totaled $1.6.

Loans classified as restructured are loans for which agreements have been executed that change the original terms of the loan, generally a change to the originally scheduled cashflows. At August 31, 1999, restructured loans totaled $578.3, an increase of $1.6 from May 31, 1999. The increase was due to CFC's performance on a guarantee relating to one borrower
(see Footnote 11). At August 31, 1999 and May 31, 1999, all restructured loans were on accrual status with respect to the recognition of interest income at a rate of 3.90%.

		      NONPERFORMING AND RESTRUCTURED ASSETS

					       August 31, 1999   May 31, 1999

Nonperforming loans                                $    1.6        $    1.6
Percent of loans and guarantees outstanding           0.01%           0.01%

Restructured loans                                 $  578.3        $  576.7
Percent of loans and guarantees outstanding           3.59%           3.80%

Total nonperforming and restructured loans         $  579.9        $  578.3
Percent of loans and guarantees outstanding           3.60%           3.81%

Allowance for Loan Losses

CFC maintains an allowance for potential loan losses which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral, and economic and industry conditions.

Since its inception in 1969, CFC has charged-off loan balances in the total amount of $78.8 net of recoveries. Management believes that the allowance for loan losses is adequate to cover any portfolio losses which may occur. The following chart presents a summary of the allowance for loan losses at August 31, 1999 and May 31, 1999.


					August 31, 1999      May 31, 1999

Beginning balance                            $212.2             $250.1
Provision for loan losses                       8.8               23.9
Charge-offs, net of recoveries                    -              (61.8)
Ending balance                               $221.0             $212.2

As a percentage of gross loans
      outstanding                             1.54%              1.55%
As a percentage of gross loans and
      guarantees outstanding                  1.37%              1.38%
As a percentage of total nonperforming
      and restructured loans outstanding      38.1%              36.7%


Asset/Liability Management

A key element of CFC's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Match Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the next year. It is CFC's policy to manage asset and liability repricing terms within a range of 5% of total assets. At
August 31, 1999, CFC had $527.0 in fixed rate assets amortizing or repricing and $250.7 in fixed rate liabilities maturing during the next
12 months. The difference, $276.3, represents the fixed rate assets in excess of the fixed rate debt maturing during the next 12 months. This difference of $276.3 at August 31, 1999 represents 1.89% of total assets. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper and bank bid notes, both of which are issued primarily with original maturities under 90 days. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, quarterly income capital securities, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities and commercial paper, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

CFC makes use of an interest rate analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members' subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and for the portfolio as a whole.
There are no scheduled maturities for the members' equity, primarily unretired patronage capital allocations. The balance of members' equity is assumed to remain relatively stable since annual retirements are approximately equal to the annual allocation of net margins. The non-amortizing members' subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance, (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing members' subordinated certificates and members' equity are first used to "fill" any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or equity and certificates is used to calculate a TIER for each year and for the portfolio as a whole. The schedule allows CFC to analyze the impact on the over all TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. The following chart shows the scheduled amortization and maturity of fixed rate asset and liabilities outstanding at August 31, 1999.


			 INTEREST RATE GAP ANALYSIS
			 (Fixed Assets/Liabilities)
			    As of August 31, 1999



				       Over 1 yr.      Over 3 yrs.     Over 5 yrs.     Over 10 yrs.
			Less than       but less        but less        but less        but less        Over
			 1 year        than 3 yrs.     than 5 yrs.     than 10 yrs.    than 20 yrs.    20 yrs.    Total
Assets:
Loan amortization
      and repricing       $ 527.0       $1,460.1        $1,387.4        $2,484.1        $1,589.6       $ 696.0   $8,144.2

Total assets              $ 527.0       $1,460.1        $1,387.4        $2,484.1        $1,589.6       $ 696.0   $8,144.2

Liabilities and equity:
   Long-term debt         $ 246.9       $1,374.8        $1,522.9        $2,368.8        $  682.5       $ 307.2   $6,503.1
   Subordinated
      certificates            2.9           31.9            34.8            30.8           370.9         371.5      842.8
   Members' equity            0.9              -               -            73.5           525.5          28.1      628.0

Total liabilities and
      equity              $ 250.7       $1,406.7        $1,557.7        $2,473.1        $1,578.9       $ 706.8   $7,973.9

Gap *                     $(276.3)      $  (53.4)       $  170.3        $  (11.0)       $  (10.7)      $  10.8   $ (170.3)

Cumulative gap            $(276.3)      $ (329.7)       $ (159.4)       $ (170.4)       $ (181.1)      $(170.3)
Cumulative gap as a %
      of total assets      (1.89%)        (2.26%)         (1.09%)         (1.17%)         (1.24%)       (1.17%)


  *  Loan amortization/repricing over/(under) debt maturities


Derivative and Financial Instruments

At August 31, 1999 and May 31, 1999, CFC was a party to interest rate exchange agreements totaling $3,856.9 and $2,796.0, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. At both of the above dates, CFC was using interest rate exchange agreements to fix the interest rate on $2,106.3 as of August 31, 1999 and $1,996.0 as of May 31, 1999 of its variable rate commercial paper. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $1,750.6 and $800.0 of collateral trust bonds and medium-term notes, respectively, were issued and CFC's variable commercial paper rate. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

At August 31, 1999, CFC had two foreign denominated medium-term notes outstanding for $390.3 in Euros and $23.4 in British Pound Sterling. CFC has entered into currency exchange agreements that will fix the exchange rate in U.S. Dollars for all payments of principal and interest related to these medium-term notes.

The following chart provides details of the related foreign-currency exchange agreement that CFC had outstanding at August 31,1999:


 Type of                                 U.S.        Foreign
Debt (1)                Date            Dollars    Currency (2)   Rate
  MTN
        Issue     February 24, 1999      $390.3     350.0 EU      1.115
        Maturity  February 24, 2006       390.3     350.0 EU      1.115
        Issue     July 14, 1999            23.4      15.0 GBP     1.558
        Maturity  July 14, 2000            23.4      15.0 GBP     1.558
__________________________________________________
(1) MTN - CFC medium-term notes
(2) EU - Euros, GBP - British Pound Sterling

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

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, quarterly income capital securities, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk related to the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and equity maturing by year
(see chart on page 25). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 5% or less of total assets. At August 31, 1999 and May 31, 1999 fixed rate loans funded by variable rate debt represented 1.2% and 1.4%, respectively, of total assets.

The interest rate risk is minimal on variable rate loans, since the loans are priced monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, non-interest bearing members' subordinated certificates and members' equity to fund variable rate loans. At
August 31, 1999 and May 31, 1999, 39% and 37%, respectively, of loans carry a variable interest rate.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years. These loans are funded by variable rate commercial paper, bank bid notes, collateral trust bonds and medium-term notes; non-interest bearing members' subordinated certificates and members' equity. The average maturity of commercial paper and bank bid notes is typically about 30 to 35 days. The collateral trust bonds and medium-term notes are issued for longer periods than commercial paper, but typically much shorter than the maturity of the loans. Loan subordinated certificates are issued for the same period as the related loan. Thus CFC is at risk if it is unable to continually roll over its commercial paper balances or issue other forms of variable rate debt to support its variable rate loans. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At August 31, 1999 and May 31, 1999, CFC had a total of $4,792.5 in revolving credit agreements and bank lines of credit. Subsequent to the end of the quarter, CFC entered into two revolving credit agreements dated as of September 29, 1999 and effective as of September 30, 1999, at the same pricing level, increasing the total of revolving credit agreements and bank lines of credit to $5,492.5 as of September 30, 1999.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart below). CFC also maintains shelf registrations with the SEC for its collateral trust bonds, medium-term notes and quarterly income capital securities. At August 31, 1999 and May 31, 1999, CFC had active shelf registrations totaling $700 related to collateral trust bonds, $897 and $144 related to medium-term notes and $100 related to quarterly income capital securities. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At August 31, 1999 and May 31, 1999, CFC had $0 and $50 of commercial paper and $685 and $735 of medium-term notes, respectively, outstanding to European investors. As of August 31, 1999, CFC has issuance authority of $1,000 related to commercial paper and $2,000 related to medium-term notes under these programs. Subsequent to the end of the quarter, CFC registered an additional $3,000 of medium-term notes with the SEC.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements. To mitigate this risk, CFC only enters into interest rate exchange agreements with highly rated counterparties. At August 31, 1999 and May 31, 1999, CFC was a party to $3,856.9 and $2,796.0, respectively, of interest rate exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under the interest rate exchange agreement. At August 31, 1999, CFC's interest rate exchange agreement counter parties had credit ratings ranging from A to AAA as assigned by Standard & Poor's Corporation.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service ("Moody's"), Standard & Poor's Corporation ("S&P") and Fitch Investors Service ("Fitch"). The following table presents CFC's credit ratings at August 31, 1999.


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

Member Investments

At August 31, 1999 and May 31, 1999, CFC's members provided 20.0% and 20.4% of total capitalization as follows:

		MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION




			August 31,        %         May 31,         %
			   1999      of Total (1)     1999     of Total (1)

Commercial paper          $1,132        21.2%        $1,063       18.1%
Medium-term notes            245         6.2%           211        3.1%
Members' subordinated
  certificates             1,258       100.0%         1,240      100.0%
Members' equity              251       100.0%           295      100.0%
Total                     $2,886                     $2,809

________________________
(1)  Represents the percentage of each line item outstanding to CFC members.

The total amount of member investments increased slightly at August 31, 1999, compared to May 31, 1999. Total member investment as a percentage of total capitalization decreased due to the increase in nonmember debt required to fund the growth in loans. Total capitalization at August 31, 1999 was $14,457, an increase of $654 over the total capitalization of $13,803 at May 31, 1999. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 21.2% and 21.6% at August 31, 1999 and May 31, 1999, respectively. Due to recent policy changes that have reduced members' subordinated certificate purchase requirements and accelerated patronage capital retirements, CFC expects the percentage of capitalization provided by its members to continue to decline.

Year 2000 Compliance

CFC has appointed a year 2000 project coordinator and assembled a team of individuals from all areas of the company to assist in the development of a year 2000 compliance plan and the testing of all business essential applications. CFC's year 2000 plan includes the following activities:

* Identification of at risk applications and equipment,
* Obtain certification from vendors,
* Review the results of step 2,
* Develop plans to address items that will not be compliant,
* Implement solutions,
* Testing of all applications and equipment,
* Final corrections.

CFC has completed all of the above activities.

CFC has completed the testing of its business critical applications and computer systems. All software and hardware components have successfully passed year 2000 testing.

CFC does not anticipate any significant impact on internal operations due to the year 2000 problem. Each business application owner has developed a contingency plan. The contingency plans and test results will be maintained as part of the remediation effort documentation. In addition, CFC's information systems and all business critical application owners/users will be at CFC on January 2, 2000 to test these applications. The first business day for CFC will be January 4, 2000, which allows three days to work on any problems that may occur.

CFC depends on the federal wire system to advance loan funds and to collect debt service payments on loans. CFC also depends on the capital markets for the bulk of its loan funding. Serious disruptions in these areas could impact CFC's operations. In 1994, CFC decided to move from a mainframe computer system to a client server computer system. This change to a client server system was initiated solely for business purposes. The client server platform allows

CFC staff and members access to data that was not possible with the mainframe. Along with the change in computer platform, CFC moved from internal development of all software applications to a mixture of externally developed software solutions and internal development with tools such as Java, Power Builder and Lotus Notes. Some of the initial client server components have been upgraded due to the demand for more processing power and memory. As a result of the decision to migrate to a client server system and the subsequent upgrades, CFC's year 2000 problems have been mitigated.

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

CFC required its long-term borrowers to provide details of their compliance
effort as of December 31, 1998.   Responses have come as statements or
copies of their individual year 2000 plans. To date CFC has received over 1,000 responses. About 97% of the responses have been considered to be "satisfactory"- cooperative states that they are aware of and addressing the potential year 2000 problem and taking the necessary steps to become year 2000 compliant; that they have adequate resources to perform the work; and they are testing systems, validating vital components and have created contingency plans. The remainder has been classified as "unable to assess"
- cooperative statement lacks enough information or is vague. CFC is trying to follow up with these cooperatives to get more information. CFC has not received any responses that would be classified as "unsatisfactory"
- cooperative states they are unable or unwilling to address the potential year 2000 problem, they don't expect to be year 2000 ready or offer no statement at all. Approximately 92% of total loans and guarantees are outstanding to members whose response has been considered satisfactory.

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



Item 1, Legal Proceedings.
	None.

Item 2, Changes in Securities.
	None.

Item 3, Defaults upon Senior Securities.
	None.

Item 4, Submission of Matters to a Vote of Security Holders.
	None.

Item 5, Other Information.
	None.

Item 6,
	A.  Exhibits
                4.1 - Revolving Credit Agreement totaling $2,540 million dated September 29, 1999.
                4.2 - Revolving Credit Agreement totaling $550 million
                      dated September 29, 1999.
		27  - Financial Data Schedule



B.  Reports on Form 8-K.
	Item 7 on June 10, 1999 - Filing of Agency Agreement and Calculation Agent Agreement relating to the distribution of CFC's Medium-Term Notes, Series C, within the United States.

				  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		NATIONAL RURAL UTILITIES
		COOPERATIVE FINANCE CORPORATION






	/s/  Steven L. Lilly
	Chief Financial Officer


October 13, 1999



	/s/  Steven L. Slepian
	Controller (Principal Accounting Officer)



October 13, 1999