Form 10-Q
period 1999-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2000-01-13
CIK 70502

FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


           x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 1999

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

                        (Dollar Amounts In Thousands)

                                  A S S E T S


                                 (Unaudited)
                              November 30, 1999       May 31, 1999

CASH AND CASH EQUIVALENTS      $    85,827             $    74,403

DEBT SERVICE INVESTMENTS            22,968                  22,969

LOANS TO MEMBERS, NET           14,965,906              13,491,199

RECEIVABLES                        158,405                 161,523

FIXED ASSETS, NET                   43,006                  38,683

DEBT SERVICE RESERVE FUNDS          98,870                  98,870

OTHER ASSETS                        38,946                  37,605

     TOTAL ASSETS              $15,413,928             $13,925,252



                The accompanying notes are an integral part of
                     these combined financial statements.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                            COMBINED BALANCE SHEETS

                        (Dollar Amounts In Thousands)

          L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


                                               (Unaudited)
                                            November 30, 1999   May 31, 1999

NOTES PAYABLE, due within one year              $  6,389,697     $ 4,976,706

ACCOUNTS PAYABLE                                      17,508          16,707

ACCRUED INTEREST PAYABLE                             123,943          95,741

LONG-TERM DEBT                                     6,883,576       6,891,122

OTHER LIABILITIES                                     16,116          10,207

QUARTERLY INCOME CAPITAL SECURITIES                  400,000         400,000

MEMBERS' SUBORDINATED CERTIFICATES:
     Membership subordinated certificates            641,985         641,937
     Loan & guarantee subordinated
           certificates                              666,565         597,879

Total members' subordinated certificates           1,308,550       1,239,816

     MEMBERS' EQUITY                                 274,538         294,953

     Total members' subordinated
             certificates & members' equity        1,583,088       1,534,769

         TOTAL LIABILITIES AND MEMBERS' EQUITY   $15,413,928     $13,925,252


                The accompanying notes are an integral part of
                     these combined financial statements.

                                                                (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

            COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

                        (Dollar Amounts in Thousands)

       For the Quarters and Six Months Ended November 30, 1999 and 1998


                                     Quarters Ended      Six Months Ended
                                      November 30,          November 30,
                                    1999       1998       1999       1998

OPERATING INCOME-Interest on
               loans to members   $242,850   $192,238   $469,255   $372,381
     Less: Cost of funds           205,161    158,398    396,001    310,367

         Gross operating margin     37,689     33,840     73,254     62,014

EXPENSES:
     General, administrative and
                   loan processing   5,790      6,053     11,161     11,593
     Provision for loan losses       8,590      9,894     17,355     15,780

         Total expenses             14,380     15,947     28,516     27,373

         Operating margin           23,309     17,893     44,738     34,641

NON-OPERATING INCOME                   303        337        841      1,082

NET MARGINS                       $ 23,612   $ 18,230   $ 45,579   $ 35,723




                The accompanying notes are an integral part of these
                     combined financial statements.

                                                                (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

               COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                        (Dollar Amounts in Thousands)

              For the Quarters Ended November 30, 1999 and 1998
                                                                                        Patronage Capital
                                                                                             Allocated
                                                                              Unal-     General
                                                                  Education  located    Reserve
                                            Total    Memberships    Fund     Margins      Fund      Other
Quarter ended November 30, 1999
        Balance at August 31, 1999        $250,979     $ 1,531     $  500    $24,256    $  503    $224,189
        Retirement of patronage capital          -           -          -          -         -           -
        Net margins                         23,612           -          -     23,612         -           -
        Other                                  (53)         (1)       (62)         -         -          10
Balance at November 30, 1999              $274,538     $ 1,530     $  438    $47,868    $  503    $224,199



Quarter ended November 30, 1998
        Balance at August 31, 1998        $239,956     $ 1,504     $  635    $19,782    $  500    $217,535
        Retirement of patronage capital       (237)          -          -          -         -        (237)
        Net margins                         18,230           -          -     18,230         -           -
        Other                                 (195)         12       (207)         -         -           -
Balance at November 30, 1998              $257,754     $ 1,516     $  428    $38,012    $  500    $217,298


                The accompanying notes are an integral part of these
                     combined financial statements.


                                                                (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

               COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                        (Dollar Amounts in Thousands)

               For the Six Months Ended November 30, 1999 and 1998
                                                                                        Patronage Capital
                                                                                           Allocated
                                                                              Unal-     General
                                                                  Education  located    Reserve
                                            Total    Memberships    Fund     Margins      Fund      Other
Six Months ended November 30, 1999
        Balance at May 31, 1999           $294,953     $1,535      $   543   $ 2,289    $  503    $290,083
        Retirement of patronage capital    (66,445)         -            -         -         -     (66,445)
        Net margins                         45,579          -            -    45,579         -           -
        Other                                  451         (5)        (105)        -         -         561
Balance at November 30, 1999              $274,538     $1,530      $   438   $47,868    $  503    $224,199



Six Months ended November 30, 1998
        Balance at May 31, 1998           $279,278     $1,491       $  676   $ 2,289    $  500    $274,322
        Retirement of patronage capital    (57,601)         -            -         -         -     (57,601)
        Net margins                         35,723          -            -    35,723         -           -
        Other                                  354         25         (248)        -         -         577
Balance at November 30, 1998              $257,754     $1,516       $  428   $38,012    $  500    $217,298


                The accompanying notes are an integral part of these
                     combined financial statements.

                                                                (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                      COMBINED STATEMENTS OF CASH FLOWS

                        (Dollar Amounts In Thousands)

             For the Six Months Ended November 30, 1999 and 1998

                                                        1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net margins                                   $    45,579   $    35,723
     Add (deduct):
         Provision for loan losses                      17,355        15,780
         Depreciation                                      694           745
         Amortization of deferred income                (1,210)       (3,106)
         Amortization of issuance costs and
         deferred charges                                2,743         1,609
         Receivables                                     2,638        (7,476)
         Accounts payable                                  802        (3,695)
         Accrued interest payable                       28,202        19,581
         Other                                          (6,849)       (8,659)

     Net cash flows provided by operating activities    89,954        50,502

CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances made on loans                         (3,693,092)   (4,841,299)
     Principal collected on loans                    2,201,030     3,378,625
     Investments in fixed assets                        (5,017)       (3,578)

     Net cash flows used in investing activities    (1,497,079)   (1,466,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Notes payable, net                                220,925      (336,919)
     Debt service investments, net                           1             -
     Proceeds from issuance of long-term debt        2,209,909     1,771,900
     Payments for retirement of long-term debt      (1,025,765)     (171,118)
     Proceeds from issuance of quarterly
                       income capital securities             -       200,000
     Proceeds from issuance of members'
                       subordinated certificates        70,692        39,725
     Payments for retirement of members'
                       subordinated certificates        (1,479)       (6,702)
     Payments for retirement of patronage capital      (55,734)      (50,985)

     Net cash flows provided by
                       financing activities          1,418,549     1,445,901

NET INCREASE IN CASH & CASH EQUIVALENTS                 11,424        30,151
BEGINNING CASH AND CASH EQUIVALENTS                     74,403        65,274

ENDING CASH AND CASH EQUIVALENTS                   $    85,827   $    95,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during six months for interest      $   370,552   $   292,612

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

CFC's 1,050 members as of November 30, 1999, included 904 rural electric utility system members, virtually all of which are consumer-owned cooperatives, 75 service members and 71 associate members. The utility members systems included 834 distribution systems and 70 generation and transmission systems operating in 48 states and four U.S. territories.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunications members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of November 30, 1999, RTFC had 533 members other than CFC. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of loans guaranteed by the Rural Utilities Service ("RUS"). GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had two members other than CFC at November 30, 1999. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of November 30, 1999 (unaudited) and May 31, 1999, and the combined results of operations, cash flows and changes in members' equity for the six months ended November 30, 1999 and 1998 (unaudited).

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

     (b)  Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through permanent majority representation on their Boards of Directors. CFC manages the affairs of RTFC and GFC through long-term management agreements. CFC services the loans for GFC for which it collects a servicing fee. As of November 30, 1999, CFC had committed to lend RTFC up to $10.0 billion to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $4,487.0 million and $3,809.6 million as of November 30, 1999 and May 31, 1999, respectively. RTFC's net margins are allocated to RTFC's borrowers.
Summary financial information relating to RTFC is presented below:

                                              (Unaudited)
                                            At November 30,     At May 31,
(Dollar amounts in thousands)                    1999              1999

Outstanding loans to
        members and their affiliates           $3,350,561        $2,710,339
Total assets                                    3,595,062         2,893,810
Notes payable to CFC                            3,319,973         2,693,675
Total liabilities                               3,370,954         2,729,102
Members' equity and subordinated certificates     224,108           164,708

                                                        (Unaudited)
                                        For the Six Months Ended November 30,
(Dollar amounts in thousands)                    1999              1998

Operating income                                $105,606         $64,142
Net margin                                         1,923           1,982


Summary financial information relating to GFC is presented below:

                                              (Unaudited)
                                            At November 30,     At May 31,
(Dollar amounts in thousands)                    1999              1999

Outstanding loans to members                    $128,850         $130,940
Total assets                                     130,791          133,091
Notes payable to CFC                             128,850          130,940
Total liabilities                                130,413          132,861
Members' equity                                      378              230

                                                        (Unaudited)
                                        For the Six Months Ended November 30,
(Dollar amounts in thousands)                    1999              1998

Operating income                                $3,900            $4,058
Net margin                                         360               378

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as an asset or liability in the statement of financial position and recorded at fair value. The statement was originally effective for all fiscal years beginning after June 15, 1999. The FASB has amended the statement to be effective for all fiscal years beginning after June 15, 2000. CFC will be required to implement this statement as of June 1, 2001. CFC has not yet determined the impact of implementing this statement on its overall financial position and results of operations.

     (d)  Segment Information

CFC has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. CFC operates in two business segments - rural electric lending and rural telecommunications lending.
The segment disclosure has been included in Footnote 13. CFC uses the same accounting principles for both segments.

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

(3)  Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of November 30, 1999 and May 31, 1999, mortgage notes representing approximately $2,980.9 million and $3,016.9 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure collateral trust bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC's revolving credit agreement (see Footnote
6), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding.

Collateral trust bonds outstanding at November 30, 1999 and May 31, 1999 were $2,846.6 million and $2,996.3 million, respectively.

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

Activity in the allowance account is summarized as follows for the six months ended November 30, 1999 and the year ended May 31, 1999.

                                               November 30,       May 31,
(Dollar amounts in thousands)                     1999             1999

Beginning balance                               $212,203         $250,131
Provision for loan losses                         17,355           23,866
Charge-offs, net of recoveries                         -          (61,794)
Ending balance                                  $229,558         $212,203

Total loan loss allowance as a percentage of:
Total loans                                         1.51%            1.55%
Total loans and guarantees                          1.35%            1.38%
Total nonperforming and restructured loans         37.77%           36.69%

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

(6)  Credit Arrangements

As of November 30, 1999, CFC had three revolving credit agreements totaling $5,492.5 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation ("NCSC") and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and is standby purchaser for the benefit of its members.

Under a five-year agreement, executed in November 1996, CFC can borrow $2,402.5 million until November 26, 2001. J.P. Morgan Securities Inc. and The Bank of Nova Scotia were co-Syndication Agents, and Chase Manhattan Bank is the Administrative Agent for this agreement that is with 55 banks. Any amounts outstanding under the multi-year facility will be due on the maturity date. On September 30, 1999, a 364-day agreement for $2,540.0 million was executed with 31 banks including: Chase Manhattan Bank as Administrative Agent, Bank of America, N.A. as Syndication Agent, The Bank of Nova Scotia and Banc One, N.A. as Co-Documentation Agents and Chase Securities Inc. and Bank of America Securities LLC as Joint Lead Arrangers. A third revolving credit agreement for $550.0 million was also executed on September 30, 1999 with ten banks, including The Bank of Nova Scotia as Lead Arranger and Administrative Agent (the "BNS facility") and Banc One, N.A. as Documentation Agent. Both of the 364-day facilities have a revolving credit period that terminates on September 29, 2000 during which CFC can borrow and such borrowings may be converted to a one-year term loan at the end of the revolving credit period.

In connection with the five-year facility, CFC pays a per annum facility fee of .090 of 1%. The per annum facility fee for both agreements with a 364-day maturity is .085 of 1%. There is no commitment fee for any of the revolving credit facilities. If CFC's senior secured debt ratings decline below AA-or Aa3 and amounts outstanding exceed 50% of the total commitment, the facility fees may be replaced with a utilization fee of .125 of 1%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

The multi-year revolving credit agreement requires CFC, among other things to maintain members' equity and members' subordinated certificates of at least $1,373.9 million at May 31, 1999 (increased each fiscal year by 90% of net margins not distributed to members). The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The revolving credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and quarterly income capital securities and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of collateral trust bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed by or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates.
As of November 30, 1999 and May 31, 1999, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the five year facility, at November 30, 1999 and May 31, 1999, CFC classified $2,402.5 million, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,402.5 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions therein.

(7)  Unadvanced Loan Commitments

As of November 30, 1999 and May 31, 1999, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

(Dollar amounts in thousands)           November 30, 1999    May 31, 1999

Long-term                                   $ 7,406,006       $ 7,004,692
Intermediate-term                               374,132           299,659
Short-term                                    4,589,169         4,392,012
Telecommunications                            1,136,476         1,111,741
        Total unadvanced loan commitments   $13,505,783       $12,808,104

Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. CFC may require additional information to assure itself that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the documents supplied to CFC. Since commitments may expire without being fully drawn upon, and a significant amount of the commitments are for standby liquidity purposes, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for loan commitments are identical to those for advanced loans.

(8)  Retirement of Patronage Capital

CFC patronage capital in the amount of $66.2 million was retired in August 1999, representing 70% of the allocation for fiscal year 1999 and one-sixth of the total allocations for fiscal years 1989, 1990 and 1991. The $66.2 million includes $10.5 million retired to RTFC. GFC retired patronage capital in the amount of $0.2 million representing 100% of the allocation for fiscal year 1999. RTFC will retire 70% of its fiscal year 1999 allocation later this fiscal year. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's, RTFC's and GFC's Boards of Directors with due regard for CFC's, RTFC's and GFC's financial condition.

(9)  Guarantees

As of November 30, 1999 and May 31, 1999, CFC had guaranteed the following contractual obligations of its members:

(Dollar amounts in thousands)           November 30, 1999     May 31, 1999

Long-term tax-exempt bonds (A)              $1,046,310         $1,062,185
Debt portions of leveraged
               lease transactions (B)          172,317            174,961
Indemnifications of tax
               benefit transfers (C)           272,652            285,169
Other guarantees (D)                           286,630            162,150
        Total guarantees                    $1,777,909         $1,684,465

(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium (if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $933.8 million and $947.3 million as of November 30, 1999 and May 31, 1999, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering.
During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds are not sold to other purchasers by the remarketing agents.

(B) CFC has unconditionally guaranteed the repayment of debt raised by NCSC for leveraged lease transactions.

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease.

(D) At November 30, 1999 and May 31, 1999, CFC had unconditionally guaranteed commercial paper, along with a related interest rate exchange agreement, issued by NCSC of $150.6 million and $63.7 million, respectively.

(10) Derivative Financial Instruments

At November 30, 1999 and May 31, 1999, CFC was a party to interest rate exchange agreements with notional amounts totaling $3,407.7 million and $2,796.0 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. At November 30, 1999 and May 31, 1999, CFC was using interest rate exchange agreements to fix the interest rate on $2,431.3 million and $1,996.0 million, respectively, of its variable rate commercial paper. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate and CFC's variable commercial paper rate totaling $976.4 million and $750.0 million at November 30, 1999 and May 31, 1999. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

The following table lists the notional principal amounts of CFC's interest rate exchange agreements at November 30, 1999 and May 31, 1999:

                       Notional Principal Amount                             Notional Principal Amount

Maturity Date          November 30,      May 31,       Maturity Date           November 30,     May 31,
                           1999            1999                                    1999          1999
                     (Dollar amounts in thousands)                           (Dollar amounts in thousands)

June 1999       (1)    $      -        $   50,000      August 2003     (3)   $   25,000       $   25,000
September 1999  (2)           -            75,000      September 2003  (3)       16,600           16,600
September 1999  (2)           -            75,000      September 2003  (3)       17,845           17,844
September 1999  (2)           -            75,000      September 2003  (3)       28,000           28,000
September 1999  (2)           -            75,000      September 2003  (3)       28,785           28,785
November 1999   (2)           -            50,000      October 2003    (3)       22,991           32,533
November 1999   (2)           -            50,000      October 2003    (3)       22,991           32,533
November 1999   (2)           -            50,000      October 2003    (3)       22,594           25,480
November 1999   (2)           -            75,000      September 2004  (3)       15,080           17,650
November 1999   (2)           -            75,000      October 2004    (3)       25,700           38,000
November 1999   (2)           -            75,000      October 2004    (3)       62,500                -
November 1999   (2)           -            75,000      October 2004    (3)       62,500                -
January 2000    (3)      52,851            52,851      November 2004   (3)       61,000           61,000
June 2000       (2)     250,000                 -      November 2004   (3)       61,000           61,000
June 2000       (2)     200,000                 -      January 2005    (3)        8,000            8,000
June 2000       (2)     150,000                 -      April 2006      (3)       25,000           25,000
June 2000       (2)      75,000                 -      April 2006      (3)       25,000           25,000
July 2000       (2)      50,000                 -      April 2006      (3)       25,000           25,000
July 2000       (2)     100,000                 -      April 2006      (3)       25,000           25,000
July 2000       (2)      26,363                 -      January 2008    (3)       14,000           14,000
July 2000       (2)     100,000                 -      July 2008       (3)       40,400           40,400
July 2000       (2)      25,000                 -      September 2008  (3)       26,235           26,235
August 2000     (3)     110,000           110,000      September 2008  (3)        9,895           10,425
August 2000     (3)     110,000           110,000      September 2008  (3)        9,680           10,300
September 2000  (3)       6,140             7,450      September 2008  (3)       20,600           20,600
September 2000  (3)       4,270            13,355      October 2008    (3)       33,512           33,512
September 2000  (3)      50,000                 -      April 2009      (3)       33,000           33,000
September 2000  (3)     200,000                 -      September 2010  (3)       43,000                -
October 2000    (3)      20,000            20,000      January 2012    (3)       13,000           13,000
January 2001    (3)      42,749            42,749      February 2012   (3)        9,500           10,000
January 2001    (3)      23,000            23,000      December 2013   (3)       65,000           65,000
February 2001   (3)      75,000            75,000      December 2013   (3)       65,000           65,000
February 2001   (3)      75,000            75,000      December 2013   (3)       45,100           45,100
February 2001   (3)      75,000            75,000      June 2014       (3)            -           18,250
February 2001   (3)      75,000            75,000      June 2018       (3)        5,000            5,000
September 2001  (3)      34,810            34,810      September 2020  (3)       43,000                -
January 2003    (3)      10,000            10,000      December 2026   (3)       48,185           48,185
January 2003    (3)      12,375            12,375      September 2028  (3)       59,220           60,000
June 2003       (3)      48,000            48,000      September 2028  (3)       59,220           60,000
August 2003     (3)      25,000            25,000      April 2029      (3)       66,000           66,000
August 2003     (3)      50,000            50,000      September 2030  (3)       43,000                -
                                                                             $3,407,691       $2,796,022

(1) Under these agreements, CFC pays a variable rate of interest and receives a fixed rate of interest.
(2) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(3) Under these agreements, CFC pays a fixed rate of interest and receives interest based on a variable rate.

CFC does not value the interest rate exchange agreements on its balance sheet, but rather values the underlying hedged debt instruments at historical cost. All amounts that CFC pays and receives related to the interest rate exchange agreements and the underlying hedged debt instruments are included in CFC's cost of funding for the period. In all interest rate exchange agreements, CFC receives the amount required to service the debt outstanding to its investors from the counter-party to the agreement. The estimated fair value of CFC's interest rate exchange agreements is presented in the footnotes to the financial statements of CFC's Form 10-K for the year ended May 31, 1999.

CFC closely matches the terms of its interest rate exchange agreements with the terms of the underlying debt instruments. Therefore, it is unlikely that CFC would prepay debt that is hedged or have hedged debt mature prior to the maturity of the interest rate exchange agreement. However, circumstances may arise that cause either CFC or the counter-party to the agreement to exit such agreement. In the event of such actions, CFC would record a gain or loss from the termination of the interest rate exchange agreement.

During the six months ended November 30, 1999, CFC has issued medium-term notes to European investors in foreign-currencies. The following chart provides details of the foreign-currency swaps that CFC has outstanding at November 30, 1999:

(Dollar amounts in thousands)
Type of                                          U.S.     Foreign
Debt (1)  Issue Date         Maturity Date      Dollars  Currency (2)  Rate

MTN       February 24, 1999  February 24, 2006  390,250   350,000 EU   1.115
          July 14, 1999      July 14, 2000       23,363    15,000 GBP  1.558
          August 13, 1999    August 14, 2000     24,225    15,000 GBP  1.615

(1) MTN - CFC medium-term notes
(2) EU - Euros, GBP - British Pound Sterling

CFC enters into a swap to sell the amount of foreign-currency received from the investor for U.S. Dollars on the issuance date and to buy the amount of foreign-currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss which might otherwise have been produced by the foreign-currency borrowing. CFC includes the difference between the amount of U.S. Dollars received at issuance and the amount of U.S. Dollars required to purchase the foreign-currency at the interest payment dates and at maturity as interest expense.

Principal and interest is paid at maturity, which ranges from 1 day to 270 days on CFC commercial paper investments. Interest is paid annually on foreign-currency denominated medium-term notes with maturities longer than one year. CFC considers the cost of all related foreign-currency swaps as part of the total cost of debt issuance when deciding on whether to issue debt in the U.S. or foreign capital markets and whether to issue the debt denominated in U.S. or foreign-currencies.

(11) Contingencies

(a) At November 30, 1999 and May 31, 1999, CFC had non-performing loans in the amount of $29.6 million and $1.6 million and restructured loans in the amount of $578.1 million and $576.7 million, respectively. At both dates $1.6 million of loans classified as non-performing were on non-accrual status with respect to the recognition of interest income and all loans classified as restructured were on accrual status with respect to the recognition of interest income. A total of $0.2 million and $11.3 million of interest income was accrued on non-performing and restructured loans, respectively, for the six months ended November 30, 1999.

(b) CFC classified $579.7 million and $578.3 million of the amount described in footnote 11(a) as impaired with respect to the provisions of FASB Statements No. 114 and 118 at November 30, 1999 and May 31, 1999, respectively. CFC had allocated $96.0 million and $101.0 million of the loan loss allowance for such impaired loans at November 30, 1999 and May 31, 1999, respectively. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $11.3 million on loans classified as impaired during the six months ended November 30, 1999. The average recorded investment in impaired loans for the six months ended November 30, 1999 was $579.6 million compared to $460.1 million for the year ended May 31, 1999.

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

Deseret and Riverside filed the amended PSA and a Settlement Agreement to which CFC is a party with the FERC on July 28, 1999, together with an Uncontested Motion for Interim Rate Approval. FERC approved the Motion on August 3, 1999. On August 20, 1999, the administrative law judge certified the Settlement Agreement and amended PSA to the FERC for approval. The Commission is expected to act in early calendar year 2000. On March 24, 1998, the City of Anaheim, California ("Anaheim") commenced an action against Deseret that was consolidated with the Riverside proceeding. Anaheim also filed a complaint with the FERC. In January 1999,

Deseret and Anaheim agreed to a settlement of the FERC and civil actions. The settlement will not significantly impact the revenue received by Deseret over the life of the contract with Anaheim.

As of November 30, 1999 and May 31, 1999, all loans to Deseret were on an accrual status at a rate of 3.90%. The rate at which interest accrues will be adjusted from time to time as events require to reflect the current estimate of the amount CFC will receive through December 31, 2025.

At November 30, 1999 and May 31, 1999, CFC had the following exposure to
Deseret:

  (Dollar amounts in millions)     November 30, 1999      May 31, 1999

  Loans outstanding (1)                 $578.1                $576.7

     Guarantees outstanding:
     Tax benefit transfers                 3.2                   3.2
     Equipment leases                     49.2                  51.6
     Other (2)                            37.7                  12.6
  Total guarantees                        90.1                  67.4
     Total exposure                     $668.2                $644.1

(1) As of November 30, 1999, the loan balance of $578.1 million to Deseret is comprised of $180.5 million of cashflow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC, $265.9 million related to the redemption of the Bonanza secured lease obligation bonds, $103.7 million related to the purchase of RUS loans, $17.7 million related to the original CFC loan to Deseret and $10.4 million related to the settlement of the foreclosure litigation.

(2) Other guarantees includes irrevocable letters of credit and a guarantee of certain operations and maintenance expenses.

Deseret has made all payments required by the ORA. To date, during calendar year 1999, CFC has received a total of $34.4 million.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(d) At November 30, 1999, two other borrowers were in payment default to CFC on secured loans totaling $29.6 million. At May 31, 1999, there was one other borrower in payment default to CFC on secured loans totaling
$1.6 million.

(12) Loans Guaranteed by RUS

At November 30, 1999 and May 31, 1999, CFC held $128.9 million in trust certificates related to the refinancing of Federal Financing Bank loans. These trust certificates are supported by payments from certain CFC power supply members whose payments are guaranteed by RUS.

CFC is an approved lender under the RUS loan guarantee program. At November 30, 1999, CFC had $26.0 million of loans outstanding under this program.

(13) Segment Information

CFC operates in two business segments - rural electric lending and rural telecommunications lending. Summary financial information relating to each segment is presented below.

The information reviewed by management on a regular basis is the combined financial statements and the stand-alone RTFC financial statements. The information presented below includes the stand-alone RTFC financial statements for the telecommunications systems, the combined financial statements as the total and the difference between the RTFC and the combined is presented for the electric systems. All activity is with electric or telecommunications systems.

RTFC is an associate member of CFC and CFC is the sole funding source for RTFC. RTFC borrows from CFC and then relends to the telecommunications systems. RTFC pays an administrative fee to CFC for work performed by CFC staff as part of the interest rate on the loans from CFC. RTFC does not maintain a loan loss allowance, but CFC maintains a loss allowance on its loans to RTFC.

The following chart contains the Income Statement for the six months ended November 30, 1999 and the total assets at November 30, 1999.

(Dollar amounts in thousands)
                 Electric Systems Telecommunications Systems Total Combined Income statement:
Income from loans    $   363,649            $   105,606           $   469,255
Cost of funds            292,459                103,542               396,001
   Gross margin           71,190                  2,064                73,254
Operating expenses        10,982                    179                11,161
Loan loss provision       17,355                      -                17,355
   Total expenses         28,337                    179                28,516
   Operating Margin       42,853                  1,885                44,738
Other income                 803                     38                   841
   Net margin        $    43,656            $     1,923           $    45,579

Assets:
Loans outstanding,
      net (1)        $11,615,345            $ 3,350,561           $14,965,906
Other assets             203,521                244,501               448,022
   Total assets      $11,818,866            $ 3,595,062           $15,413,928

(1) Net loans are calculated by prorating the loan loss allowance and subtracting this allowance from gross loans outstanding.


The following chart contains the Income Statement for the six months ended November 30, 1999 and the total assets at November 30, 1998.

(Dollar amounts in thousands)
Income statement:
Income from loans    $   308,239            $    64,142           $   372,381
Cost of funds            248,270                 62,097               310,367
   Gross margin           59,969                  2,045                62,014
Operating expenses        11,507                     86                11,593
Loan loss provision       15,780                     -                 15,780
Total expenses            27,287                     86                27,373
   Operating Margin       32,682                  1,959                34,641
Other income               1,059                     23                 1,082
   Net margin        $    33,741            $     1,982           $    35,723

Assets:
Loans outstanding,
      net (1)        $ 9,632,417            $ 2,143,822           $11,776,239
 Other assets            253,975                153,629               407,604
   Total assets      $ 9,886,392            $ 2,297,451           $12,183,843

(1) Net loans are calculated by prorating the loan loss allowance and subtracting this allowance from gross loans outstanding.

Part I. Item 2.

          Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.
                      (Dollar amounts in millions)

The management discussion and analysis contains statements that may be considered forward looking. In making these statements, CFC has made estimates and assumptions discussed in this presentation, which could cause the actual results to differ materially.

The following discussion and analysis is designed to provide a better understanding of the CFC's combined financial condition and results of operations and as such should be read in conjunction with the Combined Financial Statements, including the notes thereto.

Financial Condition

At November 30, 1999, CFC had $15,414 in total assets, an increase of $1,489 or 10.7% over May 31, 1999. Net loans outstanding to members totaled $14,966 at November 30, 1999 an increase of $1,475 compared to a total of $13,491 at May 31, 1999. Net loans represented 97.1% and 96.9% of total assets at November 30, 1999 and May 31, 1999, respectively. The remaining assets, $448 and $434 at November 30, 1999 and May 31, 1999, respectively, consisted of other assets to support CFC's operations. Except as required for the debt service account and unless excess cash is invested overnight, generally CFC does not use funds to invest in debt or equity securities.

Loans outstanding at:
                        November 30, 1999    May 31, 1999    Increase
Long-term loans:
 Electric                  $    9,738.7       $  9,132.7    $   606.0
 Telephone                      2,927.5          2,354.8        572.7
Total long-term loans          12,666.2         11,487.5      1,178.7

Intermediate-term loans:
 Electric                         302.0            301.1          0.9
 Telephone                         13.5             13.5            -
Total intermediate-term loans     315.5            314.6          0.9

Short-term loans:
 Electric                       1,069.6            850.0        219.6
 Telephone                        381.6            342.1         39.5
Total short-term loans          1,451.2          1,192.1        259.1

RUS guaranteed loans              154.9            130.9         24.0
Non-performing loans               29.6              1.6         28.0
Restructured loans                578.1            576.7          1.4
Total loans                    15,195.5         13,703.4      1,492.1
Loan loss allowance               229.6            212.2         17.4
Net loans                     $14,965.9        $13,491.2     $1,474.7

Percentage of loans with a
     fixed interest rate            58%              63%
Percentage of loans with a
     variable interest rate         42%              37%


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

Long-term loans represented 88% and 89% of loans outstanding at November 30, 1999 and May 31, 1999, respectively. Long-term fixed rate loans represented 58% and 63% of the total loans at November 30, 1999 and May 31, 1999, respectively. Loans converting from a variable rate to a fixed rate for the six months ended November 30, 1999 totaled $14, a decrease from the $1,221 that converted for the six months ended November 30, 1998. Offsetting the conversions to the fixed rate were $6 and $1 of loans that converted from the fixed rate to the variable for the six months ended November 30, 1999 and 1998, respectively. This resulted in a net conversion of $8 from the variable rate to a fixed rate for the six months ended November 30, 1999 compared to a net conversion of $1,220 for the year ended November 30, 1998.

Guarantees outstanding:
                                 November 30,         May 31,     Inc / (Dec)
                                    1999               1999

Tax-exempt bonds                   $1,046.3           $1,062.2       $(15.9)
Lease transactions                    172.3              175.0         (2.7)
Indemnifications of
   tax benefit transfers              272.7              285.2        (12.5)
Other guarantees                      286.6              162.1        124.5
Total                              $1,777.9           $1,684.5       $ 93.4


The increase in guarantees outstanding for the six months ended November 30, 1999, was due to the increase in other guarantees. The increase to other guarantees was due to the issuance of irrevocable letters of credit related to Deseret and an increase to the balance of NCSC commercial paper guaranteed by CFC.

Total credit committed at:

                                 November 30,         May 31,     Inc / (Dec)
                                    1999               1999

Loans                             $15,195.5          $13,703.4      $1,492.1
Unadvanced commitments             13,505.8           12,808.1         697.7
Guarantees                          1,777.9            1,684.5          93.4
Total                             $30,479.2          $28,196.0      $2,283.2

At November 30, 1999, CFC had unadvanced commitments totaling $13,506, an increase of $698 over the balance of $12,808 at May 31, 1999. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers, and therefore CFC does not anticipate funding most of such commitments. Approximately 38% of the outstanding commitments at November 30, 1999 were for short-term or line of credit loans. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved. The increase to commitments during the six months ended November 30, 1999, was due to the power vision program. Power vision is a program under which CFC performed a review of its borrowers and pre-approved additional loan funds for a number of borrowers.

At November 30, 1999, total credit commitments outstanding represented an increase of 8% over the total at May 31, 1999.

Debt outstanding at:
                               November 30,      May 31,     Inc / (Dec)
                                  1999            1999
Notes payable:
 Commercial paper               $ 6,372.2       $ 5,871.2    $   501.0
 Bank bid notes                      95.0           375.0       (280.0)
 Long-term debt                   2,325.0         1,133.0      1,192.0
 Commercial paper
    reclassified as L/T          (2,402.5)       (2,402.5)           -
Total notes payable               6,389.7         4,976.7      1,413.0

Long-term debt:
 Collateral trust bonds           2,846.6         2,846.3          0.3
 Medium-term notes                1,634.5         1,642.3         (7.8)
 Commercial paper
    reclassified as L/T           2,402.5         2,402.5            -
Total long-term debt              6,883.6         6,891.1         (7.5)

QUICS                               400.0           400.0            -
Total debt outstanding          $13,673.3       $12,267.8     $1,405.5

Percentage of short-term debt         47%             41%
Percentage of long-term debt          53%             59%
Percentage of fixed rate debt (1)     55%             58%
Percentage of variable rate debt (2)  45%             42%

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

Liabilities and members' equity totaled $15,414 at November 30, 1999 an increase of $1,489 or 10.7% over the balance of $13,925 at May 31, 1999.
The increase to total liabilities and members' equity for the six months ended November 30, 1999 was primarily due to increases in short-term debt required to fund the increase in loans outstanding. Total debt outstanding at November 30, 1999 was $13,673 an increase of $1,405 over the May 31, 1999 balance of $12,268.

Members' subordinated certificates and members' equity outstanding at:

                             November 30,         May 31,   Inc / (Dec)
                                1999               1999

Subordinated certificates:
 Membership certificates      $  642.0          $   641.9    $   0.1
 Loan certificates               484.4              422.8       61.6
 Guarantee certificates          182.2              175.1        7.1
Total certificates             1,308.6            1,239.8       68.8
Equity:
 Memberships                       1.5                1.5          -
 Allocated margins               224.7              290.7      (66.0)
 Education fund                    0.4                0.5       (0.1)
 Year-to-date unallocated
      margins                     47.9                2.3       45.6
Total equity                     274.5              295.0      (20.5)
Total equity and certificates $1,583.1           $1,534.8    $  48.3


Membership certificates are required to be purchased as a condition of becoming a CFC member. The majority of membership certificates outstanding and all new membership certificates have an original maturity of 100 years and pay interest at 5%. A small portion of membership certificates have an original maturity of 50 years and pay interest at a rate of 3%. Members are required to purchase certificates with each new loan and guarantee, depending on the borrower's internal leverage ratio with CFC. Subordinated certificates are junior to all debt issued by CFC.

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

The decrease to members' subordinated certificates and equity for the six months ended November 30, 1999 is due to the retirement of patronage capital offset by the issuance of new loan certificates related to loan advances and current year net margins.

CFC's leverage ratio increased to 7.59 during the six months ended
November 30, 1999, from 7.00 at May 31, 1999. The ratio is calculated after excluding from debt the quarterly income capital securities and all debt associated with the funding of the RUS 100% guaranteed loans. Members' subordinated certificates and quarterly income capital securities are treated as equity in the calculation of the leverage ratio. CFC contemplates that its leverage ratio will continue to increase modestly as it obtains external capital to accommodate its loan growth. CFC will retain the flexibility to further amend its capital retention policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

CFC's debt/equity ratio increased from 5.52 at May 31, 1999, to 6.00 at November 30, 1999. The ratio is calculated by dividing debt outstanding, excluding quarterly income capital securities and debt used to fund loans guaranteed by RUS, by the total of members' subordinated certificates, members' equity, the loan loss allowance and quarterly income capital securities.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margins as its primary performance indicator, since CFC's net margins are subject to fluctuation as interest rates change. Management has established a 1.10 Times Interest Earned Ratio ("TIER") as its minimum operating objective. CFC has earned a TIER of 1.12 for the six months ended November 30, 1999 and 1998. TIER is a measure of CFC's ability to cover the interest expense on funding.

Results for six months ended November 30, 1999 versus November 30, 1998

Net margins for the six months ended November 30, 1999, were $45.6, an increase of $9.9 over the $35.7 earned the prior year.

Net margins for the six months ended:

                          November 30,         November 30,    Inc / (Dec)
                              1999               1998

Interest income              $469.3              $372.4            $ 96.9
Cost of funds                 396.0               310.4              85.6
Gross margin                   73.3                62.0              11.3
General & administrative
       expenses                11.1                11.6              (0.5)
Loan loss provision            17.4                15.8               1.6
Total expenses                 28.5                27.4               1.1
Operating margin               44.8                34.6              10.2
Non-operating income            0.8                 1.1              (0.3)
Net margin                   $ 45.6              $ 35.7            $  9.9

TIER                           1.12                1.12

Net margins expressed as a percentage of average loans outstanding for the six months ended:
                       November 30, 1999    November 30, 1998   Inc / (Dec)

Interest income                6.49%                6.65%          (0.16)%
Cost of funds                  5.48%                5.54%          (0.06)%
Gross margin                   1.01%                1.11%          (0.10)%
General & administrative
     expenses                  0.15%                0.21%          (0.06)%
Loan loss provision            0.24%                0.28%          (0.04)%
Total expenses                 0.39%                0.49%          (0.10)%
Operating margin               0.62%                0.62%           0.00%
Non-operating income           0.01%                0.02%          (0.01)%
Net margin                     0.63%                0.64%          (0.01)%


Average loan volume for the six months ended November 30, 1999 totaled $14,425.8, an increase of $3,253.3 or 29% over the average loan balance of $11,172.5 for the prior year period. The increase to net margins for the six month period ended November 30, 1999 was due to the increase in loan volume as compared to the prior year period. The average yield earned on the loan portfolio has decreased slightly as did the average cost of funds. The decrease to the average yield and cost of funding for the six months ended November 30, 1999 as compared to the prior year was due to a slight reduction in the percentage of loans outstanding at fixed interest rates as well as a lower cost of variable rate funds in the capital markets. The lower cost of variable rate funds resulted in lower variable interest rates for the six months ended November 30, 1999 as compared to the prior year. The total dollar amount of operating expenses decreased slightly for the six months ended November 30, 1999 compared to the prior year; however, when presented as a percentage of average loan volume, operating expenses decreased by 6 basis points or 29% from the prior year.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC and its combined affiliates make loans and provide financial guarantees to their qualified members. The combined memberships include rural electric distribution systems, rural power supply systems, service organizations (statewide rural electric and national associations), associate organizations and telecommunication systems

The following chart summarizes loans and guarantees outstanding by member class at November 30, 1999 and May 31, 1999.

                                November 30, 1999         May 31, 1999
                               Amount         % of      Amount         % of
                            Outstanding       Total   Outstanding      Total
Electric systems:
  Distribution              $ 9,358.3         55.1%     $ 8,719.3       56.7%
  Power supply                3,746.3         22.1%       3,538.8       23.0%
  Service organizations         407.4          2.4%         315.9        2.0%
  Associate members             110.8          0.7%         103.6        0.7%
    Subtotal electric
          systems           $13,622.8         80.3%     $12,677.6       82.4%

Telecommunication systems:
  Local exchange carrier    $ 2,093.0         12.3%     $ 1,688.2       11.0%
  Cable                         142.3          0.8%         128.9        0.8%
  Cellular                      266.5          1.6%         272.0        1.8%
  Personal communications
          systems               401.2          2.4%         303.5        2.0%
  Other                         447.6          2.6%         317.7        2.0%
    Subtotal telecommunications
          systems             3,350.6         19.7%       2,710.3       17.6%
Total                       $16,973.4        100.0%     $15,387.9      100.0%

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At November 30, 1999, the total exposure outstanding to any one borrower (excluding loans guaranteed by RUS) did not exceed 4.0% of total loans and guarantees outstanding. At November 30, 1999 and May 31, 1999, CFC had $3,054 and $2,242, respectively, in loans outstanding, excluding loans guaranteed by RUS to its largest 10 borrowers. At the same dates, CFC had $548 and $703, respectively, in guarantees outstanding to its largest 10 borrowers. The amounts outstanding to the largest 10 borrowers at November 30, 1999 and May 31, 1999, represented 20% and 16%, respectively, of total loans outstanding and 31% and 42%, respectively, of total guarantees outstanding. Total credit exposure to the largest 10 borrowers at November 30, 1999 and May 31, 1999 represented 21% and 19%, respectively, of total credit exposure. At November 30, 1999, the largest 10 borrowers included 4 distribution systems, 4 power supply systems and 2 telephone systems.

Security Provisions

Except when providing lines of credit, CFC typically lends to its members on a first lien secured basis. At November 30, 1999, a total of $1,374 of loans were unsecured representing 9.0% of total loans and 8.1% of total loans and guarantees. At May 31, 1999, a total of $1,231 of loans were unsecured representing 9.1% of total loans and 8.1% of total loans and guarantees. As of November 30, 1999 and May 31, 1999, approximately $169 or 12.3% and $163 or 13.2%, respectively, of the unsecured loans represent obligations of distribution borrowers for the initial phase(s) of RUS note buyouts. Upon completion of a borrower's buyout from RUS, CFC receives first lien security on all assets and future revenues. As of November 30, 1999 and May 31, 1999, the unsecured loans would represent 7.9% and 7.8% of total loans and 7.1% and 6.9% of total loans and guarantees, respectively, if these partial note buyout obligations were excluded. CFC's long-term loans are typically secured on a first lien basis, pro-rata with any other secured lenders (primarily RUS) by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. Guarantees are secured on a first lien basis, pro-rata with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

Non-performing and Restructured Loans

CFC classifies a borrower as non-performing when any one of the following criteria are met: (1) principal or interest payments on any loan to the borrower are past due 90 days or more, (2) as a result of court proceedings, repayment with the original terms is not anticipated, or (3) for some other reason, management does not expect the timely repayment of principal or interest. Once a borrower is classified as non-performing, interest on its loans is recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At November 30, 1999 and May 31, 1999, $1.6 of non-performing loans were on non-accrual status with respect to the recognition of interest income. At November 30, 1999 and May 31, 1999, non-performing loans totaled $29.6 and $1.6, respectively.

Loans classified as restructured are loans for which agreements have been executed that change the original terms of the loan, generally a change to the originally scheduled cashflows. At November 30, 1999, restructured loans totaled $578.1, an increase of $1.4 from May 31, 1999. The increase was due to CFC's issuances of irrevocable letters of credit for Deseret, offset by the quarterly cashflow payments. At November 30, 1999 and May 31, 1999, all restructured loans were on accrual status with respect to the recognition of interest income at a rate of 3.90%.

                    NON-PERFORMING AND RESTRUCTURED ASSETS

                                          November 30, 1999      May 31, 1999
Non-performing loans                            $ 29.6               $  1.6
Percent of loans and guarantees outstanding        0.17%                0.01%

Restructured loans                              $578.1               $576.7
Percent of loans and guarantees outstanding        3.41%                3.75%

Total non-performing and restructured loans     $607.7               $578.3
Percent of loans and guarantees outstanding        3.58%                3.76%

Allowance for Loan Losses

CFC maintains an allowance for potential loan losses which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral, and economic and industry conditions.

Since its inception in 1969, CFC has charged-off loan balances in the total amount of $78.8 net of recoveries. Management believes that the allowance for loan losses is adequate to cover any portfolio losses which may occur. The following chart presents a summary of the allowance for loan losses for the six months ended November 30, 1999 and fiscal year ended May 31, 1999.

                                        November 30, 1999     May 31, 1999

Beginning balance                            $212.2              $250.1
Provision for loan losses                      17.4                23.9
Charge-offs, net of recoveries                    -               (61.8)
Ending balance                               $229.6              $212.2

As a percentage of gross loans outstanding      1.51%               1.55%
As a percentage of gross loans and
          guarantees outstanding                1.35%               1.38%
As a percentage of total non-performing and
          restructured loans outstanding       37.8%               36.7%

Asset/Liability Management

A key element of CFC's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining period until maturity of the fixed rate loan portfolio and related funding. It is CFC's policy to manage the match funding of asset and liability repricing terms within a range of 5% of total assets. At November 30, 1999, CFC had $8,283 in fixed rate assets amortizing or repricing and $7,959 in fixed rate liabilities maturing during the next 30 years. The difference, $324, represents the fixed rate assets in excess of the fixed rate debt maturing during the next 30 years. This difference of $324 at November 30, 1999 represents 2.1% of total assets.
CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper and bank bid notes, both of which are issued primarily with original maturities under 90 days. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, quarterly income capital securities, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities and commercial paper, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

CFC makes use of an interest rate analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members' subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and the portfolio as a whole. There are no scheduled maturities for the members' equity, primarily unretired patronage capital allocations. The balance of members' equity is assumed to remain relatively stable since annual retirements are approximately equal to the annual allocation of net margins. The non-amortizing members' subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing members' subordinated certificates and members' equity are first used to "fill" any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or equity and certificates is used to calculate a TIER for each year and the portfolio as a whole. The schedule allows CFC to analyze the impact on the overall TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. The following chart shows the scheduled amortization and maturity of fixed rate assets and liabilities outstanding at November 30, 1999.

                                  INTEREST RATE GAP ANALYSIS
                                  (Fixed Assets/Liabilities)
                                    As of November 30, 1999

                                 Over 1 yr.      Over 3 yrs.     Over 5 yrs.     Over 10 yrs.
                    Less than     but less        but less        but less        but less       Over
                     1 year      than 3 yrs.     than 5 yrs.     than 10 yrs.    than 20 yrs.    20 yrs.   Total
Assets:
Loan amortization
      and repricing   $ 435.0      $1,486.1        $1,423.2        $2,638.8        $1,631.2        $ 668.7    $8,283.0
Total assets          $ 435.0      $1,486.1        $1,423.2        $2,638.8        $1,631.2        $ 668.7    $8,283.0

Liabilities and equity:
 Long-term debt       $  60.0      $1,395.2        $1,522.8        $2,493.8        $  682.5        $ 307.2    $6,461.5
  Subordinated
      certificates        3.8          32.6            35.5           115.0           712.4          376.5     1,275.8
 Members' equity            -             -               -               -           221.3              -       221.3

Total liabilities
      and equity      $  63.8      $1,427.8        $1,558.3        $2,608.8        $1,616.2        $ 683.7    $7,958.6

Gap *                 $(371.2)     $  (58.3)       $  135.1        $  (30.0)       $  (15.0)       $  15.0    $( 324.4)

Cumulative gap        $(371.2)     $ (429.5)       $ (294.4)       $ (324.4)       $ (339.4)       $(324.4)
Cumulative gap as a %
      of total assets  (2.41%)       (2.79%)         (1.91%)         (2.10%)         (2.20%)        (2.10%)

  *  Loan amortization/repricing over/(under) debt maturities


Derivative and Financial Instruments

At November 30, 1999 and May 31, 1999, CFC was a party to interest rate exchange agreements totaling $3,407.7 and $2,796.0, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. CFC was using interest rate exchange agreements to fix the interest rate on $2,431.3 as of November 30, 1999 and $1,996.0 as of May 31, 1999 of its variable rate commercial paper. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $976.4 and $750.0 of collateral trust bonds and medium-term notes, respectively, were issued at CFC's variable commercial paper rate. All of CFC's derivative financial instruments were held
                                       26
for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

At November 30, 1999, CFC had three foreign-denominated medium-term notes outstanding for 350 in Euros and 30 in British Pound Sterling. CFC has entered into currency exchange agreements that will fix the exchange rate in U.S. Dollars for all payments of principal and interest related to these medium-term notes.

The following chart provides details of the related foreign-currency exchange agreements that CFC had outstanding at November 30, 1999:


Type of                                         U.S.      Foreign
Debt (1)   Issue Date             Date        Dollars   Currency (2)   Rate
 MTN     February 24, 1999  February 24, 2006   $390.3    350.0 EU     1.115
         July 14, 1999      July 14, 2000         23.4     15.0 GBP    1.558
         August 13, 1999    August 14, 2000       24.2     15.0 GBP    1.615

(1) MTN - CFC medium-term notes
(2) EU - Euros, GBP - British Pound Sterling

CFC enters into an exchange agreement to sell the amount of foreign-currency received from the investor for U.S. Dollars on the issuance date and to buy the amount of foreign-currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss which might otherwise have been produced by the foreign-currency borrowing. CFC includes the difference between the amount of U.S. Dollars received at issuance and the amount of U.S. Dollars required to purchase the foreign-currency at the interest payment dates and at maturity as interest expense.

Market Risk

CFC's primary market risk exposure is interest rate risk. A secondary risk exposure is liquidity risk. CFC is also exposed to counter-party risk related to the interest rate exchange agreements it has entered.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, quarterly income capital securities, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk related to the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and equity maturing by year
(see chart on page 26). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets. At November 30, 1999 and May 31, 1999, fixed rate loans funded by variable rate debt represented 2.1% and 1.4%, respectively, of total assets.

The interest rate risk is minimal on variable rate loans, since the loans are priced monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, non-interest bearing members' subordinated certificates and members' equity to fund variable rate loans. At November 30, 1999 and May 31, 1999, 42% and 37%, respectively, of loans carry a variable interest rate.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due.
                                       27

CFC offers variable rate loans with maturities of up to 35 years.
These loans are funded by variable rate commercial paper, bank bid notes, collateral trust bonds, medium-term notes, non-interest bearing members' subordinated certificates and members' equity. The average maturity of commercial paper and bank bid notes are typically 30 to 35 days. The collateral trust bonds and medium-term notes are issued for longer periods than commercial paper, but typically much shorter than the maturity of the loans. Loan subordinated certificates are issued for the same period as the related loan. Thus, CFC is at risk if it is unable to continually rollover its commercial paper balances or issue other forms of variable rate debt to support its variable rate loans. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At November 30, 1999 and May 31, 1999, CFC had a total of $5,492.5 and $4,792.5 in revolving credit agreements and bank lines of credit.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart below). CFC also maintains shelf registrations with the SEC for its collateral trust bonds, medium-term notes and quarterly income capital securities. At November 30, 1999 and May 31, 1999, CFC had active shelf registrations totaling $700 related to collateral trust bonds, $3,160 and $144 related to medium-term notes and $100 related to quarterly income capital securities. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At November 30, 1999 and May 31, 1999, CFC had $0 and $50 of commercial paper and $685 and $735 of medium-term notes, respectively, outstanding to European investors. As of November 30, 1999, CFC has issuance authority of $1,000 related to commercial paper and $2,000 related to medium-term notes under these programs.

CFC is exposed to counter-party risk related to the performance of the parties with which it has entered into interest rate exchange agreements. To mitigate this risk, CFC only enters into interest rate exchange agreements with highly rated counter-parties. At November 30, 1999 and May 31, 1999, CFC was a party to $3,407.7 and $2,796.0, respectively, of interest rate exchange agreements. To date, CFC has not experienced a failure of a counter-party to perform as required under the interest rate exchange agreement. At November 30, 1999, CFC's interest rate exchange agreement counter-parties had credit ratings ranging from A to AAA as assigned by Standard & Poor's Corporation.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody's Investors Service, Standard & Poor's Corporation and Fitch Investors Service. The following table presents CFC's credit ratings at November 30, 1999.

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

Guarantees
Leveraged lease debt                            A1                AA-                AA-
Pooled bonds                                    Aa3               AA-                AA-
Other bonds                                     A1                AA-                AA-
Short-term                                      P1                A-1+               F-1+


The ratings listed above have the meaning as defined by each of the respective rating agencies, and they are not recommendations to buy, sell or hold securities. In addition, they are subject to revision or withdrawal at any time by the rating organizations.

Member Investments

At November 30, 1999 and May 31, 1999, CFC's members provided 19.9% and 20.4% of total capitalization as follows:

                MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

                     November 30,    % of        May 31,   % of
                         1999      Total (1)      1999    Total (1)

Commercial paper        $1,189       18.5%       $1,063    18.1%
Medium-term notes          258        5.5%          211     3.1%
Members' subordinated
      certificates       1,309      100.0%        1,240   100.0%
Members' equity            274      100.0%          295   100.0%
Total                   $3,030                   $2,809

(1)  Represents the percentage of each line item outstanding to CFC members.

The total amount of member investments increased slightly at November 30, 1999, compared to May 31, 1999. Total member investments as a percentage of total capitalization decreased due to the increase in non-member debt required to fund the growth in loans. Total capitalization at November 30, 1999 was $15,256, an increase of $1,453 over the total capitalization of $13,803 at May 31, 1999. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 21.0% and 21.6% at November 30, 1999 and May 31, 1999, respectively. Due to recent policy changes that have reduced members' subordinated certificate purchase requirements and accelerated patronage capital retirements, CFC expects the percentage of capitalization provided by its members to continue to decline.


Year 2000 Compliance

CFC did not experience any year 2000 related problems. All computer systems were successfully restarted and are currently operating normally. There were no problems with the buildings or building operating systems. To date, there have been no reported problems with the disbursement or receipt of funds. We have not received any reports of problems from any of our banks or vendors.

In 1994, CFC began to move from a main frame computer system to a client server system to allow for better access to data by internal staff and its members. As a result of the decision to migrate to a client server system, CFC's year 2000 problems were mitigated. Also, as a result of expenditures on new client server hardware and software, CFC's year 2000 specific expenditures were relatively minor.

CFC's borrowers did not experience any significant year 2000 related incidents, which would have a material adverse impact on their business operations and their ability to generate revenue to service debt obligations.

Part II

Item 1, Legal Proceedings.
	None.

Item 2, Changes in Securities.
	None.

Item 3, Defaults upon Senior Securities.
	None.

Item 4, Submission of Matters to a Vote of Security Holders.
	None.

Item 5, Other Information.
	None.

Item 6,
        A. Exhibits
             27  -   Financial Data Schedule

        B. Reports on Form 8-K.
             Item 7 on October 13, 1999 - Amendment to Agency Agreement and Calculation Agent Agreement relating to the distribution of CFC's Medium-Term Notes, Series C, within the United States.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        NATIONAL RURAL UTILITIES
        COOPERATIVE FINANCE CORPORATION


	/s/  Steven L. Lilly
	Chief Financial Officer

        January 13, 2000



	/s/  Steven L. Slepian
	Controller (Principal Accounting Officer)

        January 13, 2000