Form 10-Q
period 2000-02-29
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2000-04-14
CIK 70502

FORM 10-Q


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended February 29, 2000

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

                        (Dollar Amounts In Thousands)

                                 A S S E T S


                                               ( Unaudited)
                                            February 29, 2000  May 31, 1999

CASH AND CASH EQUIVALENTS                      $   104,956     $    74,403

DEBT SERVICE INVESTMENTS                            26,382          22,969

LOANS TO MEMBERS, NET                           15,582,238      13,491,199

RECEIVABLES                                        172,346         161,523

FIXED ASSETS, NET                                   42,689          38,683

DEBT SERVICE RESERVE FUNDS                          98,870          98,870

OTHER ASSETS                                        41,139          37,605

    TOTAL ASSETS                               $16,068,620     $13,925,252


             The accompanying notes are an integral part of these
                        combined financial statements.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                            COMBINED BALANCE SHEETS

                        (Dollar Amounts In Thousands)

        L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y


                                                (Unaudited)
                                            February 29, 2000   May 31, 1999

NOTES PAYABLE, due within one year              $ 6,601,707     $ 4,976,706

ACCOUNTS PAYABLE                                     16,065          16,707

ACCRUED INTEREST PAYABLE                            126,051          95,741

LONG-TERM DEBT                                    7,312,453       6,891,122

OTHER LIABILITIES                                     3,115          10,207

QUARTERLY INCOME CAPITAL SECURITIES                 400,000         400,000

MEMBERS' SUBORDINATED CERTIFICATES:
    Membership subordinated certificates            641,985         641,937
    Loan & guarantee subordinated certificates      657,116         597,879

Total members' subordinated certificates          1,299,101       1,239,816

    MEMBERS' EQUITY                                 310,128         294,953

    Total members' subordinated
            certificates & members' equity        1,609,229       1,534,769

        TOTAL LIABILITIES AND MEMBERS' EQUITY   $16,068,620     $13,925,252


             The accompanying notes are an integral part of these
                        combined financial statements.

                                                                 (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

           COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGINS

                        (Dollar Amounts in Thousands)

For the Quarters and Nine Months Ended February 29, 2000 and February 28, 1999



                                Quarters Ended                  Nine Months Ended
                           February 29,   February 28,   February 29,   February 28,
                                 2000           1999            2000         1999
 OPERATING INCOME-Interest
         on loans to members   $265,582      $200,098        $734,837      $572,479
   Less: Cost of funds          224,145       172,833         620,146       483,200

     Gross operating margin      41,437        27,265         114,691        89,279

 EXPENSES:
   General, administrative
         and loan processing      6,072         6,525          17,233        18,118
   Provision for loan losses          -             -          17,355        15,780

     Total expenses               6,072         6,525          34,588        33,898

     Operating margin            35,365        20,740          80,103        55,381

 NON-OPERATING INCOME               263           251           1,104         1,333

 NET MARGINS                   $ 35,628      $ 20,991        $ 81,207      $ 56,714


             The accompanying notes are an integral part of these
                        combined financial statements.


                                                                 (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

               COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                        (Dollar Amounts in Thousands)

       For the Quarters Ended February 29, 2000 and February 28, 1999
                                                                                     Patronage Capital
                                                                                         Allocated
                                                                         Unal-      General
                                                            Education   located     Reserve
                                     Total    Memberships     Fund      Margins      Fund       Other
 Quarter ended February 29, 2000
   Balance at November 30, 1999     $274,538     $1,530        $438     $47,868       $503    $224,199
   Net margins                        35,628          -           -      35,628          -           -
   Other                                 (38)         6         (42)          -          -          (2)
 Balance at February 29, 2000       $310,128     $1,536        $396     $83,496       $503    $224,197


 Quarter ended February 28, 1999
   Balance at November 30, 1998    $257,754     $1,516        $428     $38,012       $500    $217,298
   Net margins                       20,991          -           -      20,991          -           -
   Other                                 (9)         2         (20)          -          -           9
 Balance at February 28, 1999      $278,736     $1,518        $408     $59,003       $500    $217,307


             The accompanying notes are an integral part of these
                        combined financial statements.


                                                                 (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

               COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                        (Dollar Amounts in Thousands)

     For the Nine Months Ended February 29, 2000 and February 28, 1999

                                                                                    Patronage Capital
                                                                                        Allocated
                                                                          Unal-     General
                                                             Education   located    Reserve
                                       Total    Memberships    Fund      Margins      Fund     Other
 Nine Months ended February 29, 2000
   Balance at May 31, 1999            $294,953     $1,535      $ 543     $ 2,289      $503    $290,083
   Retirement of patronage capital     (66,445)         -          -           -          -    (66,445)
   Net margins                          81,207          -          -      81,207          -          -
   Other                                   413          1       (147)          -          -        559
 Balance at February 29, 2000         $310,128     $1,536      $ 396     $83,496       $503   $224,197


 Nine Months ended February 28, 1999
   Balance at May 31, 1998            $279,278     $1,491     $ 676      $ 2,289      $500    $274,322
   Retirement of patronage capital     (57,601)         -         -            -         -     (57,601)
   Net margins                          56,714          -         -       56,714         -           -
   Other                                   345         27      (268)           -         -         586
 Balance at February 28, 1999         $278,736     $1,518     $ 408      $59,003      $500    $217,307


             The accompanying notes are an integral part of these
                        combined financial statements.

                                                                 (UNAUDITED)

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                        (Dollar Amounts In Thousands)

     For the Nine Months Ended February 29, 2000 and February 28, 1999

                                                     2000            1999
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net margins                                 $    81,207     $    56,714
    Add (deduct):
       Provision for loan losses                     17,355          15,780
       Depreciation                                   1,183           1,098
       Amortization of deferred income               (1,752)         (3,819)
       Amortization of issuance
                       costs and deferred charges     4,141           2,757
       Receivables                                   (8,442)        (24,697)
       Accounts payable                                (642)         32,862
       Accrued interest payable                      30,310          40,860
       Other                                        (23,520)        (23,264)

       Net cash flows provided by
                       operating activities          99,840          98,291

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Advances made on loans                    (5,506,571)     (8,497,331)
       Principal collected on loans               3,398,177       5,749,008
       Investments in fixed assets                   (5,189)         (8,944)

       Net cash flows used in
                       investing activities      (2,113,583)     (2,757,267)

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Notes payable, net                          (167,551)        (88,462)
       Debt service investments, net                 (3,413)         (3,414)
       Proceeds from issuance of
                       long-term debt             3,321,480       2,961,765
       Payments for retirement of
                       long-term debt            (1,107,391)       (351,197)
       Proceeds from issuance of quarterly
                       income capital securities          -         200,000
       Proceeds from issuance of members'
                       subordinated certificates     83,777          54,975
       Payments for retirement of members'
                       subordinated certificates    (26,872)        (52,885)
       Payments for retirement of
                       patronage capital            (55,734)        (50,985)

       Net cash flows provided by
                       financing activities       2,044,296       2,669,797

 NET INCREASE IN CASH & CASH EQUIVALENTS             30,553          10,821
 BEGINNING CASH AND CASH EQUIVALENTS                 74,403          65,274

 ENDING CASH AND CASH EQUIVALENTS               $   104,956     $    76,095

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during nine
                       months for interest      $   594,931     $   445,772


             The accompanying notes are an integral part of these
                        combined financial statements.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                    Notes to Combined Financial Statements


(1)     General Information and Accounting Policies

        (a)   General Information

National Rural Utilities Cooperative Finance Corporation ("CFC") is a private, not-for-profit cooperative association that provides supplemental financing and related financial service programs for the benefit of its members. Membership is limited to certain cooperatives, not-for-profit corporations, public bodies and related service organizations, as defined in CFC's Bylaws. CFC is exempt from the payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code.

CFC's 1,051 members as of February 29, 2000, included 904 rural electric utility system members, virtually all of which are consumer-owned cooperatives, 75 service members and 72 associate members. The utility member systems included 834 distribution systems and 70 generation and transmission systems operating in 49 states and four U.S. territories.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1997. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunications members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of February 29, 2000, RTFC had 536 members other than CFC. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991.
GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of loans guaranteed by the Rural Utilities Service ("RUS"). GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had two members other than CFC at February 29, 2000. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of February 29, 2000 (unaudited) and May 31, 1999, and the combined results of operations, cash flows and changes in members' equity for the nine months ended February 29, 2000 and February 28, 1999 (unaudited).

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

CFC does not believe it is vulnerable to the risk of a near term severe impact as a result of any concentrations of its activities.
                                        8

        (b)   Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through permanent majority representation on their Boards of Directors. CFC manages the affairs of RTFC and GFC through long-term management agreements. CFC services the loans for GFC for which it collects a servicing fee. As of February 29, 2000, CFC had committed to lend RTFC up to $10.0 billion to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $4,503.5 million and $3,809.6 million as of February 29, 2000 and May 31, 1999, respectively. RTFC's net margins are allocated to RTFC's borrowers. Summary financial information relating to RTFC is presented below:

                                                (Unaudited)
                                               At February 29,  At May 31,
(Dollar amounts in thousands)                       2000          1999

Outstanding loans to
         members and their affiliates           $3,371,571    $2,710,339
Total assets                                     3,614,610     2,893,810
Notes payable to CFC                             3,351,207     2,693,675
Total liabilities                                3,396,385     2,729,102
Members' equity and subordinated certificates      218,225       164,708

                                                        (Unaudited)
                                                For the Nine Months Ended
                                                February 29,   February 28,
(Dollar amounts in thousands)                       2000          1999

Operating income                                $  170,069    $  105,305
Net margin                                           2,592         2,761

Summary financial information relating to GFC is presented below:
(Unaudited)
                                               At February 29,  At May 31,
(Dollar amounts in thousands)                       2000          1999

Outstanding loans to members                    $   45,855    $  130,940
Total assets                                        47,549       133,091
Notes payable to CFC                                45,855       130,940
Total liabilities                                   47,033       132,861
Members' equity                                        516           230

(Unaudited)
                                               For the Nine Months Ended
                                               February 29,   February 28,
(Dollar amounts in thousands)                       2000          1999

Operating income                                $    5,537    $    5,898
Net margin                                             509           546

Unless stated otherwise, references to CFC relate to CFC, RTFC and GFC on a combined basis.

        (c)   Derivative Financial Instruments

CFC is neither a dealer nor a trader in derivative financial instruments. CFC uses interest rate and currency exchange agreements to manage its interest rate risk and foreign exchange risk. CFC accounts for these agreements on an accrual basis. CFC does not value the interest rate exchange agreements on its balance sheet, but values the underlying hedged debt at cost. CFC does not recognize a gain or loss on these agreements, but includes the difference between the interest rate paid and interest rate received in the overall cost of funding. In the event that an agreement was terminated early, CFC would record the fee paid or received due to the early termination as part of the overall cost of funding.

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

On February 15, 1994, CFC completed a new collateral trust bond indenture ("1994 Indenture") with U.S. Bank National Association as trustee. This indenture does not require the maintenance of a debt service account.
All collateral trust bonds issued since that date and all future collateral trust bonds will be issued under this new indenture.

(3)     Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of February 29, 2000 and May 31, 1999, mortgage notes representing approximately $3,516.1 million and $3,016.9 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure collateral trust bonds. Both the 1972 Indenture and the 1994 Indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC's revolving credit agreement (see Footnote 6), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding.

Collateral trust bonds outstanding at February 29, 2000 and May 31, 1999 were $3,371.0 million and $2,996.3 million, respectively.

(4)     Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level considered to be adequate in relation to the quality and size of its loan and guarantee portfolio. CFC makes regular additions to the allowance for loan losses. These additions are required to maintain the allowance at an adequate level based on the current year to date increase to loans outstanding and the estimated loan growth for the next twelve months. On a quarterly basis,
CFC reviews the adequacy of the loan loss allowance and estimates the amount of future provisions that will be required to maintain the allowance at an
adequate level based on estimated loan growth. 	The allowance is based on
estimates, and accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized as follows for the nine months ended February 29, 2000 and the year ended May 31, 1999.

                                             February 29,       May 31,
(Dollar amounts in thousands)                   2000             1999

Beginning balance                             $212,203        $250,131
Provision for loan losses                       17,355          23,866
Charge-offs, net of recoveries                       -         (61,794)
Ending balance                                $229,558        $212,203

Loan loss allowance as a percentage of:
  Total loans                                     1.45%           1.55%
  Total loans and guarantees                      1.31%           1.38%
  Total non-performing and restructured loans    37.94%          36.69%

(5)     Members' Subordinated Certificates

Members' subordinated certificates are subordinated obligations purchased by members as a condition of membership and in connection with CFC's extension of long-term loans and guarantees. Those issued as a condition of membership (subscription capital term certificates) generally mature
100 years from issuance date and bear interest at 5% per annum. Those issued as a condition of receiving a loan or guarantee generally mature at the same time as the loan or guarantee or amortize proportionately based on the principal balance of the credit extended, and are non-interest bearing or bear interest at varying rates.

The proceeds from certain non-interest bearing subordinated certificates issued in connection with CFC's guarantees of member's tax-exempt bonds are pledged by CFC to the debt service reserve fund established in connection with the bond issue, and any earnings from the investment of the fund inure solely to the benefit of the member.

(6)	Credit Arrangements

As of February 29, 2000, CFC had three revolving credit agreements totaling $5,492.5 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation ("NCSC") and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and is standby purchaser for the benefit of its members.

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

In connection with the five-year facility, CFC pays a per annum facility fee of .090 of 1%. The per annum facility fee for both agreements with a 364-day maturity is .085 of 1%. There is no commitment fee for any of the revolving credit facilities. If CFC's senior secured debt ratings decline below AA- or Aa3 and amounts outstanding exceed 50% of the total commitment, the facility fees may be replaced with a utilization fee of
 .125 of 1%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

The multi-year revolving credit agreement requires CFC, among other things to maintain members' equity and members' subordinated certificates of at least $1,373.9 million at May 31, 1999 (increased each fiscal year by 90% of net margins not distributed to members). The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The revolving credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and quarterly income capital securities and restricts, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of collateral trust bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of February 29, 2000 and May 31, 1999,
CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the five year facility, at February 29, 2000 and May 31, 1999, CFC classified $2,402.5 million, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $2,402.5 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility, subject to the conditions therein.

(7)     Unadvanced Loan Commitments

As of February 29, 2000 and May 31, 1999, CFC had unadvanced loan commitments, summarized by type of loan, as follows:

(Dollar amounts in thousands)         February 29, 2000      May 31, 1999

Long-term                                $ 7,308,855         $ 7,004,692
Intermediate-term                            340,695             299,659
Short-term                                 4,590,405           4,392,012
Telecommunications                         1,131,929           1,111,741
     Total unadvanced loan commitments   $13,371,884         $12,808,104

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

(8)     Retirement of Patronage Capital

CFC patronage capital in the amount of $66.2 million was retired in August 1999, representing 70% of the allocation for fiscal year 1999 and one-sixth of the total allocations for fiscal years 1989, 1990 and 1991. The $66.2 million includes $10.5 million retired to RTFC. GFC retired patronage capital in the amount of $0.2 million representing 100% of the allocation for fiscal year 1999. RTFC retired $12.5 million in January 2000, representing 70% of their fiscal year 1999 allocation. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's, RTFC's and GFC's Boards of Directors with due regard for CFC's, RTFC's and GFC's financial condition.

(9)     Guarantees

As of February 29, 2000 and May 31, 1999, CFC had guaranteed the following contractual obligations of its members:

(Dollar amounts in thousands)           February 29, 2000    May 31, 1999

Long-term tax-exempt bonds (A)             $1,030,370         $1,062,185
Debt portions of leveraged
           lease transactions (B)             112,043            174,961
Indemnifications of tax
           benefit transfers (C)              262,276            285,169
Other guarantees (D)                          296,743            162,150
      Total guarantees                     $1,701,432         $1,684,465

(A) CFC has unconditionally guaranteed to the holders or to the trustees for the benefit of holders of these bonds the full principal, premium
(if any) and interest payments on each bond when due. In the event of default, the bonds cannot be accelerated as long as CFC makes the scheduled debt service payments. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for some of these issues of bonds. Of the amounts shown, $925.0 million and $947.3 million as of February 29, 2000 and May 31, 1999, respectively, are adjustable or floating/fixed rate bonds. The interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents do not sell such bonds to other purchasers.

(B) CFC has unconditionally guaranteed the repayment of debt raised by National Cooperative Services Corporation("NCSC") for leveraged lease transactions.

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments that may be required to be made by the lessees in connection with tax benefit transfers. The amounts of such guarantees reach a maximum and then decrease over the life of the lease.

(D) At February 29, 2000 and May 31, 1999, CFC had unconditionally guaranteed commercial paper, along with a related interest rate exchange agreement, issued by NCSC of $158.8 million and $63.7 million, respectively.

(10)     Derivative Financial Instruments

At February 29, 2000 and May 31, 1999, CFC was a party to interest rate exchange agreements with notional amounts totaling $4,378.0 million and $2,796.0 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. At February 29, 2000 and May 31, 1999, CFC was using interest rate exchange agreements to fix the interest rate on $2,126.6 million and $1,996.0 million, respectively, of its variable rate commercial paper. Interest rate exchange agreements were used to swap fixed interest rates with variable interest rates on $525.0 million of collateral trust bonds as of February 29, 2000 and $50.0 million of medium-term notes as of May 31, 1999. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate and CFC's variable commercial paper rate totaling $1,726.4 million and $750.0 million at February 29, 2000 and May 31, 1999. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

The following table lists the notional principal amounts of CFC's interest rate exchange agreements at February 29, 2000 and May 31, 1999:


Notional Principal Amount                       Notional Principal Amount
 Maturity Date      February 29,     May 31,     Maturity Date       February 29,    May 31,
                       2000           1999                              2000          1999
                 (Dollar amounts in thousands)                   (Dollar amounts in thousands)
 June 1999      (1)  $        -    $   50,000    August 2003    (3)  $   25,000    $   25,000
 September 1999 (2)           -        75,000    August 2003    (3)      50,000        50,000
 September 1999 (2)           -        75,000    August 2003    (3)      25,000        25,000
 September 1999 (2)           -        75,000    September 2003 (3)      16,600        16,600
 September 1999 (2)           -        75,000    September 2003 (3)      17,845        17,844
 November 1999  (2)           -        50,000    September 2003 (3)      28,000        28,000
 November 1999  (2)           -        50,000    September 2003 (3)      28,785        28,785
 November 1999  (2)           -        50,000    October 2003   (3)      22,991        32,533
 November 1999  (2)           -        75,000    October 2003   (3)      22,991        32,533
 November 1999  (2)           -        75,000    October 2003   (3)      22,594        25,480
 November 1999  (2)           -        75,000    September 2004 (3)      15,080        17,650
 November 1999  (2)           -        75,000    October 2004   (3)      25,700        38,000
 January 2000   (3)           -        52,851    October 2004   (3)      62,500             -
 June 2000      (2)     250,000             -    October 2004   (3)      62,500             -
 June 2000      (2)     200,000             -    November 2004  (3)      61,000        61,000
 June 2000      (2)     150,000             -    November 2004  (3)      61,000        61,000
 June 2000      (2)      75,000             -    January 2005   (3)       8,000         8,000
 July 2000      (2)      50,000             -    April 2006     (3)      25,000        25,000
 July 2000      (2)     100,000             -    April 2006     (3)      25,000        25,000
 July 2000      (2)      26,363             -    April 2006     (3)      25,000        25,000
 July 2000      (2)     100,000             -    April 2006     (3)      25,000        25,000
 July 2000      (2)      25,000             -    January 2008   (3)      14,000        14,000
 August 2000    (3)     110,000       110,000    July 2008      (3)      40,400        40,400
 August 2000    (3)     110,000       110,000    September 2008 (3)      26,235        26,235
 September 2000 (3)       6,140         7,450    September 2008 (3)       9,895        10,425
 September 2000 (3)       4,270        13,355    September 2008 (3)       9,680        10,300
 September 2000 (2)      50,000             -    September 2008 (3)      20,600        20,600
 September 2000 (2)     200,000             -    October 2008   (3)      33,512        33,512
 October 2000   (3)      20,000        20,000    April 2009     (3)      33,000        33,000
 January 2001   (3)      42,749        42,749    September 2010 (3)      43,000             -
 January 2001   (3)      23,000        23,000    January 2012   (3)      13,000        13,000
 January 2001   (2)     250,000             -    February 2012  (3)       9,500        10,000
 January 2001   (2)     250,000             -    December 2013  (3)      65,000        65,000
 February 2001  (3)      75,000        75,000    December 2013  (3)      65,000        65,000
 February 2001  (3)      75,000        75,000    December 2013  (3)      43,300        45,100
 February 2001  (3)      75,000        75,000    June 2014      (3)           -        18,250
 February 2001  (3)      75,000        75,000    June 2018      (3)       5,000         5,000
 September 2001 (3)      34,810        34,810    September 2020 (3)      43,000             -
 January 2003   (3)      10,000        10,000    December 2026  (3)      48,185        48,185
 January 2003   (3)      12,375        12,375    September 2028 (3)      59,220        60,000
 February 2003  (1)     250,000             -    September 2028 (3)      59,220        60,000
 February 2003  (1)     275,000             -    April 2029     (3)      66,000        66,000
 June 2003      (3)      48,000        48,000    September 2030 (3)      43,000             -
                                                                     $4,378,040    $2,796,022

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

During the nine months ended February 29, 2000, CFC issued medium-term notes to European investors in foreign-currencies. The following chart provides details of the foreign-currency swaps that CFC has outstanding at February 29, 2000:

(Dollar amounts in thousands)
Type of                       Maturity          U.S.    Foreign
 Debt (1)   Issue Date          Date          Dollars  Currency (2)  Rate
  MTN   February 24, 1999  February 24, 2006  $390,250  350,000 EU   1.115
        July 14, 1999      July 14, 2000        23,363  15,000 GBP   1.558
        August 13, 1999    August 14, 2000      24,225  15,000 GBP   1.615

(1) MTN - CFC medium-term notes
(2) EU - Euros, GBP - British Pound Sterling

CFC enters into a swap to sell the amount of foreign-currency received from the investor for U.S. Dollars on the issuance date and to buy the amount of foreign-currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss, which might otherwise have been produced by the foreign-currency borrowing. CFC includes the difference between the amount of U.S. Dollars received at issuance and the amount of U.S. Dollars required to purchase the foreign-currency at the interest payment dates and at maturity as interest expense.

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

(11)     Contingencies

(a) At February 29, 2000 and May 31, 1999, CFC had non-performing loans in the amount of $29.6 million and $1.6 million and restructured loans in the amount of $575.4 million and $576.7 million, respectively. At both dates, $1.6 million of non-performing loans were on non-accrual status with respect to the recognition of interest income and all loans classified as restructured were on accrual status with respect to the recognition of interest income. CFC accrued $0.9 million and $16.9 million of interest income on non-performing and restructured loans, respectively, totaling $17.8 million for the nine months ended February 29, 2000. CFC accrued a total of $1.9 million of interest income on non-performing and restructured loans during the nine months ended February 28, 1999. Subsequent to the end of the quarter, CFC received the payment required to bring $28.0 million of non-performing loans current. In addition, CFC is planning to write-off the remaining $1.6 million of non-performing loans in April 2000 .

(b) CFC classified $577.0 million and $578.3 million of the amount described in footnote 11(a) as impaired with respect to the provisions of FASB Statements No. 114 and 118 at February 29, 2000 and May 31, 1999, respectively. CFC had allocated $91.0 million and $101.0 million of the loan loss allowance for such impaired loans at February 29, 2000 and May 31, 1999, respectively. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $16.9 million on loans classified as impaired during the nine months ended February 29, 2000. The average recorded investment in impaired loans for the nine months ended February 29, 2000 was $578.7 million compared to $460.1 million for the year ended May 31, 1999.

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

In connection with the ORA, on October 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740.0 million from RUS for the sum of $238.5 million (the "RUS Debt"). As a result of the purchase, CFC holds a majority of Deseret's outstanding secured debt. Pursuant to a participation agreement dated October 16, 1996, the member systems of Deseret purchased from CFC, for $55.0 million, a participation interest in the RUS Debt. The members' purchases of participation interests in the RUS Debt acquired by CFC ("Participation Loans") are secured by the assets and revenues of the member systems. Under the participation agreement the Deseret members will receive a share of the minimum quarterly payments that Deseret makes to CFC, which the members will use to service their Participation Loans. Each member of Deseret had the option to put its Participation Loan back to CFC at any time after twelve years, provided that no event of default existed under the ORA and under such member's Participation Loan. The ORA was subsequently amended to allow the Deseret member distribution systems to put the Participation Loans back to CFC unconditionally on December 31, 2019.

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

In July 1999, Deseret, the city of Riverside and CFC reached an agreement with respect to the settlement of the Riverside Federal
Energy Regulatory Commission ("FERC").  The FERC approved the settlement effective as of July 28, 1999. Under the terms of the agreement, Deseret and Riverside agreed to amend the Power Service Agreement ("PSA") with respect to rates, terms and conditions for service thereunder.  On July 29, 1999, Riverside paid Deseret $25.1 million to buy down the rate Deseret charges Riverside for power commencing
in July 2002.   In order to facilitate the settlement, CFC issued an
irrevocable letter of credit to Riverside for the account of Deseret in the amount of $25.1 million, which may be drawn upon by Riverside upon the occurrence of certain events more particularly described therein, including Deseret's failure to perform certain obligations under the PSA and the FERC's failure to approve the settlement. Any draw under the letter of credit converts to a long-term loan to Deseret, which is repayable upon the terms set forth in a reimbursement agreement.

Deseret and Riverside also commenced related proceedings in the Federal courts in California and Utah. The parties have submitted to the United States District Court, District of Utah, a notice of approval by FERC of settlement between Deseret and Riverside and stipulated form of order dismissing action.

On March 24, 1998, the City of Anaheim, California ("Anaheim") commenced an action against Deseret that was consolidated with the Riverside Federal court proceeding. Anaheim also filed a complaint with the FERC. In January 1999, Deseret and Anaheim agreed to a settlement of the FERC and civil actions. The settlement will not significantly impact the revenue received by Deseret over the life of the contract with Anaheim. The FERC approved the settlement effective as of February 1, 1999 and all related federal court proceedings have been dismissed.

As of February 29, 2000 and May 31, 1999, all loans to Deseret were on an accrual status at a rate of 3.90%. The rate at which interest accrues will be adjusted from time to time as events require to reflect the current estimate of the amount CFC will receive through December 31, 2025.

At February 29, 2000 and May 31, 1999, CFC had the following exposure to
Deseret:

(Dollar amounts in millions)       February 29, 2000     May 31, 1999

Loans outstanding (1)                        $575.4        $576.7

Guarantees outstanding:
   Tax benefit transfers                        2.3           3.2
   Equipment leases                            47.5          51.6
   Other (2)                                   40.2          12.6
Total guarantees                               90.0          67.4
   Total exposure                            $665.4        $644.1

(1) As of February 29, 2000, the loan balance of $575.4 million to Deseret is comprised of $181.4 million of cashflow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC, $265.9 million related to the redemption of the Bonanza secured lease obligation bonds, $100.0 million related to the purchase of RUS loans, $17.7 million related to the original CFC loan to Deseret and $10.4 million related to the settlement of the foreclosure litigation.

(2) Other guarantees include irrevocable letters of credit and a guarantee of certain operations and maintenance expenses.

Deseret has made all payments required by the ORA. CFC received minimum cashflow payments totaling $30.4 million and excess cash payments totaling $10.3 million for calendar year 1999. On March 31, 2000, Deseret made the first quarterly payment for calendar year 2000, in the amount of $8.5 million.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(d) At February 29, 2000, two other borrowers were in payment default to CFC on secured loans totaling $29.6 million. Subsequent to the end of the quarter, CFC received a payment from one of the borrowers required to bring $28.0 million of these secured non-performing loans current. In addition, CFC is planning to write-off the remaining $1.6 million of non-performing loans in April 2000. At May 31, 1999, there was one borrower in payment default to CFC on secured loans totaling $1.6 million.

(12)     Loans Guaranteed by RUS

At February 29, 2000 and May 31, 1999, CFC held $45.9 and $130.9 million, respectively, in trust certificates related to the refinancing of Federal Financing Bank loans. These trust certificates are supported by payments from certain CFC power supply members whose payments are guaranteed by RUS.

CFC is an approved lender under the RUS loan guarantee program. At February 29, 2000, CFC had $38.3 million of loans outstanding under this program.

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

The following chart contains the income statement for the nine months ended February 29, 2000 and the total assets at February 29, 2000.

(Dollar amounts in thousands)

                               Electric    Telecommunications      Total
                               Systems          Systems           Combined
Income statement:
Income from loans            $   564,768     $   170,069       $    734,837
Cost of funds                    452,988         167,158            620,146
   Gross margin                  111,780           2,911            114,691

Operating expenses                16,876             357             17,233
Loan loss provision               17,355               -             17,355
   Total expenses                 34,231             357             34,588
   Operating Margin               77,549           2,554             80,103
Other income                       1,066              38              1,104
   Net margin                $    78,615      $    2,592        $    81,207

Assets:
Loans outstanding, net (1)   $12,210,667      $3,371,571        $15,582,238
Other assets                     243,343         243,039            486,382
   Total assets              $12,454,010      $3,614,610        $16,068,620


(1) Net loans are calculated by prorating the loan loss allowance and subtracting this allowance from gross loans outstanding.

The following chart contains the income statement for the nine months ended February 28, 1999 and the total assets at February 28, 1999.

(Dollar amounts in thousands)

                               Electric    Telecommunications      Total
                               Systems          Systems           Combined
Income statement:
Income from loans            $   467,174      $   105,305       $   572,479
Cost of funds                    380,864          102,336           483,200
   Gross margin                   86,310            2,969            89,279

Operating expenses                17,886              232            18,118
Loan loss provision               15,780                -            15,780
Total expenses                    33,666              232            33,898
   Operating Margin               52,644            2,737            55,381
Other income                       1,309               24             1,333
   Net margin                $    53,953       $    2,761       $    56,714

 Assets:
 Loans outstanding, net (1)  $10,496,906       $2,564,982       $13,061,888
 Other assets                    244,824          184,316           429,140
   Total assets              $10,741,730       $2,749,298       $13,491,028


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

Financial Condition

At February 29, 2000, CFC had $16,069 in total assets, an increase of $2,143 or 15.4% over May 31, 1999. Net loans outstanding to members totaled $15,582 at February 29, 2000 an increase of $2,091 compared to a total of $13,491 at May 31, 1999. Net loans represented 97.0% and 96.9% of total assets at February 29, 2000 and May 31, 1999, respectively. The remaining assets, $487 and $434 at February 29, 2000 and May 31, 1999, respectively, consisted of other assets to support CFC's operations. Except as required for the debt service account and unless excess cash is invested overnight, generally CFC does not use funds to invest in debt or equity securities.

Loans outstanding at:
                                                                   Increase/
                            February 29, 2000    May 31, 1999      Decrease

Long-term loans:
   Electric                      $10,276.1         $ 9,132.7       $1,143.4
   Telephone                       2,884.8           2,354.8          530.0
Total long-term loans             13,160.9          11,487.5        1,673.4

Intermediate-term loans:
   Electric                          271.5             301.1          (29.6)
   Telephone                          13.7              13.5            0.2
Total intermediate-term loans        285.2             314.6          (29.4)

Short-term loans:
   Electric                        1,231.5             850.0          381.5
   Telephone                         445.0             342.1          102.9
Total short-term loans             1,676.5           1,192.1          484.4

RUS guaranteed loans                  84.2             130.9          (46.7)
Non-performing loans                  29.6               1.6           28.0
Restructured loans                   575.4             576.7           (1.3)
Total loans                       15,811.8          13,703.4        2,108.4
Loan loss allowance                  229.6             212.2           17.4
Net loans                        $15,582.2         $13,491.2       $2,091.0

Percentage of loans with a
            fixed interest rate         54%               63%
Percentage of loans with a
           variable interest rate       46%               37%


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

Long-term loans represented 88% and 89% of loans outstanding at February 29, 2000 and May 31, 1999, respectively. Long-term fixed rate loans represented 54% and 63% of the total loans at February 29, 2000 and May 31, 1999, respectively. Loans converting from a variable rate to a fixed rate for the nine months ended February 29, 2000 totaled $14, a decrease from the $1,610 that converted for the nine months ended February 28, 1999. Offsetting the conversions to the fixed rate were $6 and $53 of loans that converted from the fixed rate to the variable for the nine months ended February 29, 2000 and February 28, 1999, respectively. This resulted in a net conversion of $8 from the variable rate to a fixed rate for the nine months ended February 29, 2000 compared to a net conversion of $1,557 for the year ended February 28, 1999.

Guarantees outstanding:

                                February 29,       May 31,      Increase/
                                   2000             1999         Decrease

Tax-exempt bonds                  $1,030.4        $1,062.2       $(31.8)
Lease transactions                   112.0           175.0        (63.0)
Indemnifications of
       tax benefit transfers         262.3           285.2        (22.9)
Other guarantees                     296.7           162.1        134.6
Total                             $1,701.4        $1,684.5       $ 16.9


The increase in guarantees outstanding for the nine months ended February 29, 2000, was due to the increase in other guarantees. The increase to other guarantees was due to the issuance of irrevocable letters of credit related to Deseret and an increase to the balance of NCSC commercial paper guaranteed by CFC. This increase is offset by regularly scheduled payments on tax-exempt pollution control bonds, leverage leases and a reduction to the amounts guaranteed under safe harbor leases.

Total credit committed at:

                                February 29,       May 31,
                                   2000             1999         Increase

Loans                            $15,811.8        $13,703.4       $2,108.4
Unadvanced commitments            13,371.9         12,808.1          563.8
Guarantees                         1,701.4          1,684.5           16.9
      Total                      $30,885.1        $28,196.0       $2,689.1


At February 29, 2000, CFC had unadvanced commitments totaling $13,372, an increase of $564 over the balance of $12,808 at May 31, 1999. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers, and therefore CFC does not anticipate funding most of such commitments. Approximately 39% of the outstanding commitments at February 29, 2000 were for short-term or line of credit loans. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved. The increase to commitments during the nine months ended February 29, 2000, was due to the power vision program. Power vision is a program under which CFC performed a review of its borrowers and pre-approved additional loan funds for a number of borrowers.

At February 29, 2000, total credit commitments outstanding represented an increase of 10% over the total at May 31, 1999.

Debt outstanding at:
                                        February 29,    May 31,    Increase/
                                            2000         1999     (Decrease)
Notes payable:
   Commercial paper                    $  5,943.7     $ 5,871.2    $   72.5
   Bank bid notes                           135.0         375.0      (240.0)
   Long-term debt                         2,925.5       1,133.0     1,792.5
   Commercial paper reclassified as L/T  (2,402.5)     (2,402.5)          -
Total notes payable                       6,601.7       4,976.7     1,625.0

Long-term debt:
   Collateral trust bonds                 3,371.0       2,846.3       524.7
   Medium-term notes                      1,539.0       1,642.3      (103.3)
   Commercial paper reclassified as L/T   2,402.5       2,402.5           -
Total long-term debt                      7,312.5       6,891.1       421.4

QUICS                                       400.0         400.0           -
Total debt outstanding                  $14,314.2     $12,267.8    $2,046.4

Percentage of short-term debt                 46%           41%
Percentage of long-term debt                  54%           59%
Percentage of fixed rate debt (1)             54%           58%
Percentage of variable rate debt (2)          46%           42%



(1)Includes fixed rate collateral trust bonds, medium-term notes and QUICS plus commercial paper with rates fixed through interest rate exchange agreements and less any fixed rate debt that has been swapped to variable.
(2)The rate on commercial paper notes does not change once the note has been issued. However, the rates on new commercial paper notes change daily and commercial paper notes generally have maturities of less than 90 days. Therefore, commercial paper notes are considered to be variable rate debt by CFC. Also included are variable rate collateral trust bonds and medium-term notes.

Liabilities and members' equity totaled $16,069 at February 29, 2000.
This is an increase of $2,144 or 15.4% over the balance of $13,925 at May 31, 1999. The increase to total liabilities and members' equity for the nine months ended February 29, 2000 was primarily due to increases in short-term debt required to fund the increase in loans outstanding. Total debt outstanding at February 29, 2000 was $14,314 an increase of $2,046 over the May 31, 1999 balance of $12,268.

Members' subordinated certificates and members' equity outstanding at:

                                     February 29,    May 31,    Increase/
                                         2000         1999     (Decrease)

Subordinated certificates:
   Membership certificates            $  642.0      $  641.9    $  0.1
   Loan certificates                     483.8         422.8      61.0
   Guarantee certificates                173.3         175.1      (1.8)
Total certificates                     1,299.1       1,239.8      59.3

Equity:
   Memberships                             1.5           1.5         -
   Allocated margins                     224.7         290.7     (66.0)
   Education fund                          0.4           0.5      (0.1)
   Year-to-date unallocated margins       83.5           2.3      81.2
Total equity                             310.1         295.0      15.1

Total equity and certificates         $1,609.2      $1,534.8    $ 74.4

Membership certificates are required to be purchased as a condition of becoming a CFC member. The majority of membership certificates outstanding and all new membership certificates have an original maturity of 100 years and pay interest at 5%. A small portion of membership certificates has an original maturity of 50 years and pay interest at a rate of 3%. Members are required to purchase certificates with each new loan and guarantee, depending on the borrower's internal leverage ratio with CFC. Subordinated certificates are junior to all debt issued by CFC.

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

The increase to members' subordinated certificates and equity for the nine months ended February 29, 2000 is due to the issuance of new loan certificates related to loan advances and current year net margins offset by the redemption of certificates related to guarantees and the retirement of patronage capital.

CFC's leverage ratio increased to 7.80 during the nine months ended February 29, 2000, from 7.00 at May 31, 1999. The ratio is calculated after excluding from debt the quarterly income capital securities and all debt associated with the funding of the RUS 100% guaranteed loans. Members' subordinated certificates and quarterly income capital securities are treated as equity in the calculation of the leverage ratio. CFC contemplates that its leverage ratio will continue to increase modestly as it obtains external capital to accommodate its loan growth. CFC will retain the flexibility to further amend its capital retention policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

CFC's debt/equity ratio increased to 6.24 at February 29, 2000 from
5.52 at May 31, 1999. The ratio is calculated by dividing debt outstanding, excluding quarterly income capital securities and debt used to fund loans guaranteed by RUS, by the total of members' subordinated certificates, members' equity, the loan loss allowance and quarterly income capital securities.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margins as its primary performance indicator, since CFC's net margins are subject to fluctuation as interest rates change. Management has established a 1.10 Times Interest Earned Ratio ("TIER") as its minimum operating objective. CFC has earned a TIER of 1.13 and 1.12 for the nine months ended February 29, 2000 and February 28, 1999, respectively. TIER is a measure of CFC's ability to cover the interest expense on funding.

Results for nine months ended February 29, 2000 versus February 28, 1999

Net margins for the nine months ended February 29, 2000, were $81.2, an increase of $24.5 over the $56.7 earned the prior year.

Net margins for the nine months ended:

                                 February 29,    February 28,     Increase/
                                     2000           1999         (Decrease)

Interest income                     $734.8         $572.5          $162.3
Cost of funds                        620.1          483.2           136.9
Gross margin                         114.7           89.3            25.4
General & administrative expenses     17.2           18.1            (0.9)
Loan loss provision                   17.4           15.8             1.6
Total expenses                        34.6           33.9             0.7
Operating margin                      80.1           55.4            24.7
Non-operating income                   1.1            1.3            (0.2)
Net margin                          $ 81.2         $ 56.7          $ 24.5
TIER                                  1.13           1.12

Net margins expressed as a percentage of average loans outstanding for the nine months ended:

                                                                Increase/
                       February 29, 2000   February 28, 1999   (Decrease)

Interest income               6.61%            6.53%             0.08%
Cost of funds                 5.58%            5.51%             0.07%
Gross margin                  1.03%            1.02%             0.01%
General &
     administrative expenses  0.15%            0.21%            (0.06)%
Loan loss provision           0.16%            0.18%            (0.02)%
Total expenses                0.31%            0.39%            (0.08)%
Operating margin              0.72%            0.63%             0.09%
Non-operating income          0.01%            0.01%                -
Net margin                    0.73%            0.64%             0.09%

Average loan volume for the nine months ended February 29, 2000 totaled $14,803. This is an increase of $3,084 or 26% over the average loan balance of $11,719 for the prior year period. The increase to net margins for the nine month period ended February 29, 2000 was due to the increase in loan volume. The average yield earned on the loan portfolio increased for the nine months ended February 29, 2000 as did the average cost of funds.
These increases were due to increases in interest rates in the capital markets. CFC sets the interest rates on its loans to cover the cost of funds, general and administrative expenses, a provision for loan losses and a reasonable TIER. As a result, the yield earned on the loan portfolio will move in conjunction with the rates in the capital markets. The total dollar amount of operating expenses decreased slightly for the nine months ended February 29, 2000. When presented as a percentage of average loan volume, operating expenses decreased by 6 basis points or 29% for the nine months ended February 29, 2000.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC and its combined affiliates make loans and provide financial guarantees to their qualified members. The combined memberships include rural electric distribution systems, rural power supply systems, service organizations (statewide rural electric and national associations), associate organizations and telecommunication systems

The following chart summarizes loans and guarantees outstanding by member class at February 29, 2000 and May 31, 1999.

                                  February 29, 2000        May 31, 1999

                                  Amount      % of        Amount       %
                                Outstanding   Total    Outstanding  of Total
Electric systems:
   Distribution                  $10,061.3    57.5%     $ 8,719.3    56.7%
   Power supply                    3,527.2    20.1%       3,538.8    23.0%
   Service organizations             442.7     2.5%         315.9     2.0%
   Associate members                 110.4     0.6%         103.6     0.7%
      Subtotal electric systems   14,141.6    80.7%      12,677.6    82.4%
Telecommunication systems          3,371.6    19.3%       2,710.3    17.6%
Total                            $17,513.2   100.0%     $15,387.9   100.0%


Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At February 29, 2000, the total exposure outstanding to any one borrower (excluding loans guaranteed by RUS) did not exceed 3.8% of total loans and guarantees outstanding. At February 29, 2000 and May 31, 1999, CFC had $2,939 and $2,242, respectively, in loans outstanding, excluding loans guaranteed by RUS to its largest 10 borrowers. At the same dates, CFC had $663 and $703, respectively, in guarantees outstanding to its largest 10 borrowers. The amounts outstanding to the largest 10 borrowers at February 29, 2000 and May 31, 1999, represented 19% and 16%, respectively, of total loans outstanding and 39% and 42%, respectively, of total guarantees outstanding. Total credit exposure to the largest 10 borrowers at February 29, 2000 and May 31, 1999 represented 21% and 19%, respectively, of total credit exposure.
At February 29, 2000, the largest 10 borrowers included 4 distribution systems, 4 power supply systems and 2 telephone systems.

Security Provisions

Except when providing lines of credit, CFC typically lends to its members on a first lien secured basis. At February 29, 2000, $1,561 of loans were unsecured representing 9.9% of total loans and 8.9% of total loans and guarantees. At May 31, 1999, $1,231 of loans were unsecured representing 9.1% of total loans and 8.1% of total loans and guarantees. As of February 29, 2000 and May 31, 1999, approximately $46 or 2.9% and $163 or 13.2%, respectively, of the unsecured loans represent obligations of distribution borrowers for the initial phase(s) of RUS note buyouts. Upon completion of a borrower's buyout from RUS, CFC receives first lien security on all assets and future revenues. As of February 29, 2000 and May 31, 1999, the unsecured loans would represent 9.6% and 7.8% of total loans and 8.7% and 6.9% of total loans and guarantees, respectively, if these partial note buyout obligations were excluded. CFC's long-term loans are typically secured on a first lien basis, pro-rata with any other secured lenders (primarily RUS) by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. Guarantees are secured on a first lien basis, pro-rata with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

Non-performing and Restructured Loans

CFC classifies a borrower as non-performing when any one of the following criteria are met: (1) principal or interest payments on any loan to the borrower are past due 90 days or more, (2) as a result of court proceedings, repayment with the original terms is not anticipated, or (3) for some other reason, management does not expect the timely repayment of principal or interest. Once a borrower is classified as non-performing, interest on its loans is recognized on a cash or accrual basis, to be determined on a case by case basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At February 29, 2000 and May 31, 1999, $1.6 of non-performing loans were on non-accrual status with respect to the recognition of interest income. At February 29, 2000 and May 31, 1999, non-performing loans totaled $29.6 and $1.6, respectively. Subsequent to the end of the quarter, CFC received the payment required to bring $28.0 of non-performing loans current. In addition, in CFC is planning to write-off the remaining
$1.6 million of non-performing loans April 2000.


Loans classified as restructured are loans for which agreements have been executed that change the original terms of the loan, generally a change to the originally scheduled cashflows. At February 29, 2000, restructured loans totaled $575.4, a decrease of $1.3 from May 31, 1999. The decrease was due to quarterly cashflow payments. At February 29, 2000 and May 31, 1999, all restructured loans were on accrual status with respect to the recognition of interest income at a rate of 3.90%.

                   NON-PERFORMING AND RESTRUCTURED ASSETS

                                          February 29, 2000     May 31, 1999
Non-performing loans                            $ 29.6           $  1.6
Percent of loans and guarantees outstanding        0.17%            0.01%

Restructured loans                              $575.4           $576.7
Percent of loans and guarantees outstanding        3.29%            3.75%

Total non-performing and restructured loans     $605.0           $578.3
Percent of loans and guarantees outstanding        3.46%            3.76%


Allowance for Loan Losses

CFC maintains an allowance for potential loan losses, which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions.

Since its inception in 1969, CFC has charged-off loan balances in the total amount of $78.8 net of recoveries. Management believes that the allowance for loan losses is adequate to cover any portfolio losses that may occur. The following chart presents a summary of the allowance for loan losses for the nine months ended February 29, 2000 and fiscal year ended May 31, 1999.

                                          February 29, 2000   May 31, 1999

Beginning balance                               $212.2           $250.1
Provision for loan losses                         17.4             23.9
Charge-offs, net of recoveries                       -            (61.8)
Ending balance                                  $229.6           $212.2

As a percentage of gross loans outstanding         1.45%            1.55%
As a percentage of gross
           loans and guarantees outstanding        1.31%            1.38%
As a percentage of total non-performing
           and restructured loans outstanding     37.94%           36.69%

Asset/Liability Management

A key element of CFC's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining period until maturity of the fixed rate loan portfolio and related funding. It is CFC's policy to manage the match funding of asset and liability repricing terms within a range of 5% of total assets. At February 29, 2000, CFC had $7,984.8 in fixed rate assets amortizing or repricing funding $7,679.0 in fixed rate liabilities maturing during the next 30 years and CFC had $256.8 in members' equity that does not have a scheduled maturity. The difference, $49.0 or 0.3% of total assets, represents the fixed rate assets in excess of the fixed rate debt maturing during the next 30 years. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper and bank bid notes, both of which are issued primarily with original maturities under 90 days. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, quarterly income capital securities, members' subordinated certificates and members' equity.
With the exception of members' subordinated certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities and commercial paper, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

CFC makes use of an interest rate analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members' subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and the portfolio as a whole. There are no scheduled maturities for the members' equity, primarily unretired patronage capital allocations. The balance of members' equity is assumed to remain relatively stable since annual retirements are approximately equal to the annual allocation of net margins. The non-amortizing members' subordinated certificates either matures at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing members' subordinated certificates and members' equity are first used to "fill" any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or equity and certificates is used to calculate a TIER for each year and the portfolio as a whole.
The schedule allows CFC to analyze the impact on the overall TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. The following chart shows the scheduled amortization and maturity of fixed rate assets and liabilities outstanding at February 29, 2000.

[CAPTION]

                          INTEREST RATE GAP ANALYSIS
                          (Fixed Assets/Liabilities)
                           As of February 29, 2000

                                           Over 1 yr.   Over 3 yrs.   Over 5 yrs.   Over 10 yrs.
                               Less than    but less     but less      but less      but less       Over
                                1 year     than 3 yrs   than 5 yrs.   than 10 yrs.  Than 20 yrs.  20 yrs.     Total

Loan amortization
        and repricing          $   68.0     $1,553.8     $1,454.5      $2,687.0       $1,631.3      $590.2   $7,984.8
 Total assets                  $   68.0     $1,553.8     $1,454.5      $2,687.0       $1,631.3      $590.2   $7,984.8

 Liabilities and equity:
 Long-term debt                $    4.8     $1,427.6     $1,529.4      $2,493.9       $  682.5      $664.6   $6,802.8
 Subordinated certificates          1.0         26.9         29.9         200.9          610.6         6.9      876.2
 Members' equity                      -            -            -             -          256.8           -      256.8

 Total liabilities and equity  $    5.8     $1,454.5     $1,559.3      $2,694.8       $1,549.9      $671.5   $7,935.8

 Gap *                         $  (62.2)    $  (99.3)    $  104.8      $    7.8       $  (81.4)     $ 81.3   $  (49.0)

 Cumulative gap                $  (62.2)    $ (161.5)    $  (56.7)     $  (48.9)      $ (130.3)     $(49.0)
 Cumulative gap as a %
             of total assets       (0.4)%       (1.0)%       (0.4)%        (0.3)%         (0.8)%      (0.3)%

*  Loan amortization/repricing over/(under) debt maturities


Derivative and Financial Instruments

At February 29, 2000 and May 31, 1999, CFC was a party to interest rate exchange agreements totaling $4,378.0 and $2,796.0, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding option or minimize interest rate risk. CFC will only enter interest rate exchange agreements with highly rated financial institutions. CFC was using interest rate exchange agreements to fix the interest rate on $2,126.6 as of February 29, 2000 and $1,996.0 as of May 31, 1999 of its variable rate commercial paper. Interest rate exchange agreements were used to swap fixed interest rates with variable interest rates on $525.0 of collateral trust bonds as of February 29, 2000 and $50.0 of medium-term notes as of May 31, 1999. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $1,726.4 and $750.0 of collateral trust bonds and medium-term notes, respectively, were issued at CFC's variable commercial paper rate. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

At February 29, 2000, CFC had three foreign-denominated medium-term notes outstanding for 350 in Euros and 30 in British Pound Sterling. CFC has entered into currency exchange agreements that will fix the exchange rate in U.S. Dollars for all payments of principal and interest related to these medium-term notes.

The following chart provides details of the related foreign-currency exchange agreements that CFC had outstanding at February 29, 2000:

Type of                         Maturity         U.S.     Foreign    Rate
 Debt (1)   Issue Date             Date         Dollars  Currency (2)
MTN     February 24, 1999   February 24, 2006   $390.3    350.0 EU    1.115
        July 14, 1999       July 14, 2000         23.4     15.0 GBP   1.558
        August 13, 1999     August 14, 2000       24.2     15.0 GBP   1.615

(1) MTN - CFC medium-term notes
(2) EU - Euros, GBP - British Pound Sterling

CFC enters into an exchange agreement to sell the amount of foreign-currency received from the investor for U.S. Dollars on the issuance date and to buy the amount of foreign-currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss that might otherwise have been produced by the foreign-currency borrowing. CFC includes the difference between the amount of U.S. Dollars received at issuance and the amount of U.S. Dollars required to purchase the foreign-currency at the interest payment dates and at maturity as interest expense.

Market Risk

CFC's primary market risk exposure is interest rate risk. A secondary risk exposure is liquidity risk. CFC is also exposed to counter-party risk related to the interest rate exchange agreements it has entered.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, quarterly income capital securities, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk related to the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and equity maturing by year (see chart on page 26). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets. At February 29, 2000 and May 31, 1999, fixed rate loans funded by variable rate debt represented 0.3% and 1.4%, respectively, of total assets.

The interest rate risk is minimal on variable rate loans, since the loans are priced monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, non-interest bearing members' subordinated certificates and members' equity to fund variable rate loans. At February 29, 2000 and May 31, 1999, 46% and 37%, respectively, of loans carry a variable interest rate.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years. These loans are funded by variable rate commercial paper, bank bid notes, collateral trust bonds, medium-term notes, non-interest bearing members' subordinated certificates and members' equity. The average maturity of commercial paper and bank bid notes are typically
30 to 35 days. The collateral trust bonds and medium-term notes are issued for longer periods than commercial paper, but typically much shorter than the maturity of the loans. Loan subordinated certificates are issued for the same period as the related loan. Thus, CFC is at risk if it is unable to continually rollover its commercial paper balances or issue other forms of variable rate debt to support its variable rate loans. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At February 29, 2000 and May 31, 1999, CFC had a total of $5,492.5 and $4,792.5 in revolving credit agreements and bank lines of credit.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart below). CFC also maintains shelf registrations with the SEC for its collateral trust bonds, medium-term notes, quarterly income capital securities and member subordinated capital securities. At February 29, 2000 and May 31, 1999, CFC had active shelf registrations totaling $175 and $700 related to collateral trust bonds, $2,623 and $144 related to medium-term notes and $400 and $100 related to quarterly income capital securities and member subordinated capital securities. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At February 29, 2000 and May 31, 1999, CFC had $0 and $50 of commercial paper and $685 and $735 of medium-term notes, respectively, outstanding to European investors. As of February 29, 2000, CFC has issuance authority of $1,000 related to commercial paper and $2,000 related to medium-term notes under these programs.

CFC is exposed to counter-party risk related to the performance of the parties with which it has entered into interest rate exchange agreements. To mitigate this risk, CFC only enters into interest rate exchange agreements with highly rated counter-parties. At February 29, 2000 and May 31, 1999, CFC was a party to $4,378 and $2,796, respectively, of interest rate exchange agreements. To date, CFC has not experienced a failure of a counter-party to perform as required under the interest rate exchange agreement. At February 29, 2000, CFC's interest rate exchange agreement counter-parties had credit ratings ranging from A to AAA as assigned by Standard & Poor's Corporation.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody's Investors Service, Standard & Poor's Corporation and Fitch Investors Service. The following table presents CFC's credit ratings at February 29, 2000.

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

Member Investments

At February 29, 2000 and May 31, 1999, CFC's members provided 18.1% and 20.4% of total capitalization as follows:

              MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

                       February 29,      %         May 31,      %
                           2000      of Total (1)   1999    of Total (1)

Commercial paper          $1,001       16.9%       $1,063       18.1%
Medium-term notes            266        6.0%          211        3.1%
Members' subordinated
           certificates    1,299      100.0%        1,240      100.0%
Members' equity              310      100.0%          295      100.0%
Total                     $2,876                   $2,809

(1)  Represents the percentage of each line item outstanding to CFC members.

The total amount of member investments increased slightly at February 29, 2000 compared to May 31, 1999. Total member investments, as a percentage of total capitalization decreased due to the increase in non-member debt required to fund the growth in loans. Total capitalization at February 29, 2000 was $15,923, an increase of $2,120 over the total capitalization of $13,803 at May 31, 1999. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 19.2% and 21.6% at February 29, 2000 and May 31, 1999, respectively.


Year 2000 Compliance

To date, CFC has not experienced any year 2000 related problems. All computer systems were successfully restarted and are currently operating normally. There were no problems with the buildings or building operating systems. To date, there have been no reported problems with the disbursement or receipt of funds. We have not received any reports of problems from any of our banks or vendors.

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

To date, CFC's borrowers have not experienced any significant year 2000 related incidents, which would have a material adverse impact on their business operations and their ability to generate revenue to service debt obligations.

Part II



Item 1, Legal Proceedings.
	None.

Item 2, Changes in Securities.
	None.

Item 3, Defaults upon Senior Securities.
	None.

Item 4, Submission of Matters to a Vote of Security Holders.
	None.

Item 5, Other Information.
	None.

Item 6,
      A. Exhibits
27  - Financial Data Schedule

      B. Reports on Form 8-K.
      Item 7 on February 10, 2000 - Filing of Underwriting Agreement for 7.375% Collateral Trust Bonds, due 2003.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		NATIONAL RURAL UTILITIES
		COOPERATIVE FINANCE CORPORATION






      /s/  Steven L. Lilly
      Chief Financial Officer

April 14, 2000



      /s/  Steven L. Slepian
      Controller (Principal Accounting Officer)

April 14, 2000