Form 10-K
period 2000-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2000-08-30
CIK 70502

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 __________

                                  FORM 10-K
     X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended May 31, 2000
                                     OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                   to
                       Commission File Number 1-7102
                                 __________

                     NATIONAL RURAL UTILITIES COOPERATIVE
                            FINANCE CORPORATION
           (Exact name of registrant as specified in its charter)

                           DISTRICT OF COLUMBIA
       (State or other jurisdiction of incorporation or organization)

                               52-0891669
                   (I.R.S. Employer Identification Number)

                   2201 COOPERATIVE WAY, HERNDON, VA 20171
                  (Address of principal executive offices)
(Registrant's telecommunications number, including area code, is 703-709-6700)
                                 __________________

          Securities registered pursuant to Section 12(b) of the Act:


                                       Name of each                                                       Name of each
                                        exchange on                                                        exchange on
       Title of each class           which registered         Title of each class                        which registered
6.45%  Collateral trust bonds  Due 2001    NYSE      7.30%    Collateral trust bonds               Due 2006      NYSE
6.75%  Collateral trust bonds  Due 2001    NYSE      6.20%    Collateral trust bonds               Due 2008      NYSE
6.70%  Collateral trust bonds  Due 2002    NYSE      5.75%    Collateral trust bonds               Due 2008      NYSE
6.50%  Collateral trust bonds  Due 2002    NYSE      5.70%    Collateral trust bonds               Due 2010      NYSE
5.00%  Collateral trust bonds  Due 2002    NYSE      Variable Collateral trust bonds, Series E-2   Due 2010      NYSE
5.95%  Collateral trust bonds  Due 2003    NYSE      7.20%    Collateral trust bonds               Due 2015      NYSE
7.375% Collateral trust bonds  Due 2003    NYSE      6.55%    Collateral trust bonds               Due 2018      NYSE
5.30%  Collateral trust bonds  Due 2003    NYSE      9.00%    Collateral trust bonds, Series V     Due 2021      NYSE
6.00%  Collateral trust bonds  Due 2004    NYSE      7.35%    Collateral trust bonds               Due 2026      NYSE
6.375% Collateral trust bonds  Due 2004    NYSE      8.00%    Quarterly Income Capital Securities  Due 2045      NYSE
5.50%  Collateral trust bonds  Due 2005    NYSE      7.65%    Quarterly Income Capital Securities  Due 2046      NYSE
6.125% Collateral trust bonds  Due 2005    NYSE      7.375%   Quarterly Income Capital Securities  Due 2047      NYSE
6.65%  Collateral trust bonds  Due 2005    NYSE



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

The Registrant has no stock.

                              TABLE OF CONTENTS


Part No.  Item No.                                                     Page

   I       1  Business                                                    1
                General                                                   1
                Members                                                   1
                Distribution Systems                                      2
                Power Supply Systems                                      3
                Service Organizations and Associate Member Systems        3
                Telecommunications Systems                                3
              Loan Programs                                               3
                Interest Rates on Loans                                   5
                Electric Loan Programs                                    5
                Telecommunications Loan Programs                          6
                RUS Guaranteed Loans                                      6
                Largest Borrowers                                         7
                Credit Limitation                                         7
                Loan Security                                             7
                Conversion of Loans                                       8
                Prepayment of Loans                                       8
                Pledging of Loans                                         8
              Guarantee Programs                                          8
                Guarantees of Long-Term Tax-Exempt Bonds                  8
                Guarantees of Lease Transactions                          9
                Guarantees of Tax Benefit Transfers                       9
                Letters of Credit                                         9
                Other Guarantees                                          9
              CFC Financing Factors                                      10
                Members' Subordinated Certificates                       10
                Members' Equity                                          11
                Debt Issuance                                            11
                Interest Rate and Currency Exchange Agreements           11
                Revolving Credit Agreements                              11
                Borrowing Costs                                          12
              Tax Status                                                 12
              Investment Policy                                          12
              Employees                                                  13
              CFC Lending Competition                                    13
              Member Regulation and Competition                          13
              The RUS Program                                            16
              Member Financial Data                                      16
           2. Properties                                                 24
           3. Legal Proceedings                                          24
           4. Submission of Matters to a Vote of Security Holders        24
  II.      5. Market for the Registrant's Common Equity and Related
               Stockholder Matters                                       25
           6. Selected Financial Data                                    25
           7. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       26
          7A. Quantitative and Qualitative Disclosures About
               Market Risk                                               41
           8. Financial Statements and Supplementary Data                41
           9. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       41
  III.    10. Directors and Executive Officers of the Registrant         42
          11. Executive Compensation                                     46
          12. Security Ownership of Certain Beneficial Owners and
               Management                                                48
          13. Certain Relationships and Related Transactions             48
   IV.    14. Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K                                                  49

                                    Part I

Item 1.     Business.

General
National Rural Utilities Cooperative Finance Corporation ("CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a dependable source of low cost capital and state-of-the-art financial products and services. CFC provides its members with a source of financing to supplement the loan programs of the Rural Utility Service ("RUS") of the United States Department of Agriculture. CFC will also lend 100% of the loan requirement for those distribution utility members electing not to borrow from RUS. CFC is owned by and makes loans primarily to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides guarantees to its members for tax-exempt financings of pollution control facilities, properties constructed or acquired by its members, taxable debt in connection with certain leases and various other transactions. CFC is exempt from federal income taxes under the provisions of IRS code section 501(c)(4).

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

Members
CFC had 1,050 members as of May 31, 2000, including 902 utility members, virtually all of which are consumer-owned cooperatives, 75 of which are service members and 73 of which are associate members. The utility members included 832 distribution systems and 70 generation and transmission ("power supply") systems operating in 49 states and four U.S. territories.

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

RTFC had 536 members as of May 31, 2000. Membership in RTFC is limited to CFC and commercial or cooperative (non-profit) telecommunications systems eligible to receive loans or other assistance from RUS and which are engaged (or plan to be engaged) in providing telecommunication services to ultimate users and affiliates of such corporations.

GFC had two members as of May 31, 2000. Membership in GFC is limited to CFC and cooperative or nonprofit utility member systems who have refinanced all or a portion of their FFB debt through CFC.

Set forth below is a table showing by state or U.S. territory the total number of CFC, RTFC and GFC members (memberships in each other have been eliminated and corporations which belong to more than one of CFC, RTFC and GFC have been counted only once), the percentage of total loans and the percentage of total loans and guarantees outstanding at May 31, 2000.


                      Number          Loan and                   Number          Loan and
                       of     Loan   Guarantee                     of     Loan   Guarantee
                     Members    %        %                       Members    %        %
Alabama                 30     2.6%     2.6%    Missouri           66     4.2%      4.6%
Alaska                  29     2.0%     1.8%    Montana            39     1.4%      1.3%
American Samoa           1     0.0%     0.0%    Nebraska           40     0.1%      0.1%
Arizona                 24     0.5%     0.8%    Nevada              5     0.5%      0.5%
Arkansas                29     2.8%     3.1%    New Hampshire       7     1.7%      1.5%
California              11     0.5%     0.5%    New Jersey          1     0.0%      0.0%
Colorado                40     2.5%     2.6%    New Mexico         26     0.5%      0.4%
Connecticut              2     0.0%     0.0%    New York           14     0.1%      0.1%
Delaware                 2     0.2%     0.2%    North Carolina     45     4.0%      4.1%
District of Columbia     7     2.3%     3.8%    North Dakota       36     0.4%      0.3%
Florida                 21     2.7%     3.7%    Ohio               41     2.1%      1.9%
Georgia                 72     9.0%     8.0%    Oklahoma           52     2.5%      2.4%
Guam                     1     0.0%     0.0%    Oregon             39     1.6%      1.5%
Hawaii                   1     0.0%     0.1%    Pennsylvania       25     0.9%      0.9%
Idaho                   16     0.7%     0.7%    South Carolina     38     3.3%      3.0%
Illinois                55     3.4%     3.1%    South Dakota       50     1.0%      0.9%
Indiana                 53     1.2%     1.7%    Tennessee          28     0.7%      0.6%
Iowa                   125     2.1%     2.0%    Texas             115    15.3%     14.4%
Kansas                  52     1.8%     1.8%    Utah               11     3.9%      3.9%
Kentucky                33     1.4%     2.2%    Vermont             8     0.3%      0.3%
Louisiana               18     1.4%     1.2%    Virgin Islands      1     3.3%      2.9%
Maine                    8     0.3%     0.2%    Virginia           28     2.2%      2.0%
Maryland                 2     0.8%     0.7%    Washington         19     0.5%      0.5%
Massachusetts            2     0.0%     0.0%    West Virginia       5     0.0%      0.0%
Michigan                28     1.8%     1.6%    Wisconsin          67     1.6%      1.4%
Minnesota               76     5.0%     5.1%    Wyoming            15     0.8%      0.8%
Mississippi             26     2.1%     2.2%    Total           1,585   100.0%    100.0%


Distribution Systems
Distribution systems are utilities engaged in retail sales of electricity to consumers in their service areas. Most distribution systems have all-requirements power contracts with their power supply systems, which are owned and controlled by the member systems. The wholesale power contracts between the distribution systems and the power supply systems provide for rate adjustments to cover the costs of supplying power, although in certain cases such adjustments must be approved by regulatory agencies. Wholesale power for resale also comes from other sources, including power supply system contracts with government agencies, investor-owned utilities and other entities, and in rare cases, the cooperative's own generating facilities.

Wholesale power supply contracts ordinarily guarantee neither an uninterrupted supply nor a constant cost of power. Contracts with RUS financed power supply systems (which generally require the distribution system to purchase all its power requirements from the power supply system) provide for rate increases to pass along increases in sellers' costs. The wholesale power contracts permit the power supply system, subject to approval by RUS and, in certain circumstances, regulatory agencies, to establish rates to its members so as to produce revenues sufficient, with revenues from all other sources, to meet the costs of operation and maintenance (including, without limitation, replacements, insurance, taxes and administrative and general overhead expenses) of all generating, transmission and related facilities, to pay the cost of any power and energy purchased for resale, to pay the costs of generation and transmission, to make all payments on account of all indebtedness and leases of the power supply system and to provide for the establishment and maintenance of reasonable reserves. The rates under the wholesale power contracts are reviewed by the Board of Directors of the power supply system at least annually.

Power contracts with investor-owned utilities and power supply systems which do not borrow from RUS generally have rates subject to regulation by the Federal Energy Regulatory Commission ("FERC"). Contracts with Federal agencies generally permit rate changes by the selling agency (subject, in some cases, to Federal regulatory approval).

Power Supply Systems
Power supply systems are utilities that purchase or generate electric power and provide it wholesale to distribution systems for delivery to the ultimate retail consumer. Of the 62 operating power supply systems financed in whole or in part by RUS or CFC at December 31, 1999, 61 were cooperatives owned directly or indirectly by groups of distribution systems and one was government owned. Of this number, 37 had generating capacity of at least 100 megawatts, and ten had no generating capacity. Nine of the ten systems with no generating capacity operated transmission lines to supply certain distribution systems. Certain other power supply systems have been formed but do not yet own generating or transmission facilities.

At December 31, 1999, the 54 power supply systems reporting to CFC owned interests in 141 generating plants representing generating capacity of approximately 31,058 megawatts, or approximately 4.1% of the nation's estimated electric generating capacity, and served 649 RUS distribution system borrowers. Certain of the power supply systems which lease generating plants from others operate these facilities to produce their power requirements. Of the power supply systems' total generating capacity in place as of December 31, 1999, steam plants accounted for 89.5% (including nuclear capacity representing approximately 8.6% of such total generating capacity), internal combustion plants accounted for 8.1% and hydroelectric plants accounted for 2.4%.

Service Organizations and Associate Member Systems
Service organizations include the National Rural Electric Cooperative Association ("NRECA"), which represents cooperatives nationally, as well as the statewide cooperative associations, which represent the cooperatives within a state. Associate members include organizations that are nonprofit groups or entities organized on a cooperative basis which are owned, controlled or operated by class A, B or C members and which provide non-electric services primarily for the benefit of ultimate consumers.

Telecommunications Systems
Telecommunications systems include not-for-profit cooperative organizations and for-profit commercial organizations that provide telecommunications services to rural areas.

Independent rural telecommunications companies provide service in the majority of America's rural areas. These companies, which number approximately 1,020, are called independent because they are not affiliated with the Bell operating companies or other large holding companies. The majority of these independent rural telecommunications companies are small family-owned or privately-held commercial companies. Six of these commercial companies are publicly traded. Included in the total are approximately 275 not-for-profit cooperative telecommunications companies.

Rural telecommunications companies serve approximately 1.2 million business customers and 4.7 million residential customers in 48 states and U.S. territories, and range in size from fewer than 50 customers to more than 100,000. Rural telecommunications companies' annual operating revenues range from less than $100,000 to $100 million. In addition to basic telecommunications service, most independents offer other communications services including wireless, cable television and internet access. Most rural telecommunications companies' networks are state-of-the-art, incorporating digital switching, fiber optics and other advanced technologies.

Loan Programs

CFC offers long-term loans with maturities of up to 35 years, intermediate-term loans with maturities of up to five years, and line of credit loans. Long-term and intermediate-term loans are available at fixed or variable interest rates and line of credit loans are available only at a variable interest rate. Long-term loans are generally secured by a first mortgage lien on all assets and revenues of the borrower. Intermediate-term loans may be secured or unsecured and line of credit loans are generally unsecured. On line of credit loans with a maturity of more than one year, the outstanding balance is generally required to be paid down to zero for five consecutive days during each year. CFC makes loans to borrowers on a concurrent basis with RUS (generally 70% RUS/30% CFC) and will also make 100% loans to borrowers electing not to borrow from RUS.

Borrowers are required to provide annual audited financial statements to CFC. Borrowers also must make various representations in an officer's certificate and maintain certain levels of financial performance as prescribed under each loan program.

Set forth below is a table showing loans outstanding to borrowers as of May 31, 2000, 1999 and 1998 and the weighted average interest rates thereon and loans committed but unadvanced to borrowers at May 31, 2000.


(Dollar amounts in thousands)                                                                            Loans committed
                                               Loans outstanding and weighted average interest rates     but unadvanced
                                                      thereon at May 31,                                 at May 31, 2000
                                               2000 (A)                 1999                  1998              (B)
Long-term fixed rate secured (C) (D):
  Electric systems                    $  6,674,470   6.74%   $  6,797,786   6.69%   $  4,289,629   7.02%     $        -
  Telecommunication systems              1,540,928   7.36%      1,258,458   6.88%        222,733   8.05%              -
  Total long-term fixed rate secured     8,215,398   6.86%      8,056,244   6.72%      4,512,362   7.07%              -
Long-term variable rate secured loans (E):
  Electric systems                       4,019,155   7.45%      2,334,878   5.85%      3,209,815   6.55%      7,524,197
  Telecommunication systems              1,816,826   8.02%      1,096,312   6.43%      1,131,561   6.65%        589,696
  Total long-term variable rate secured  5,835,981   7.62%      3,431,190   6.04%      4,341,376   6.57%      8,113,893
Loans guaranteed by RUS:
  Electric systems                          89,153   6.92%        130,940   5.87%        133,195   6.36%              -
Intermediate-term secured loans:
  Electric systems                         141,771   7.41%        198,894   6.62%        151,202   7.39%         48,533
  Telecommunication systems                      -      -             686   6.42%             86   7.25%              -
  Total intermediate-term secured loans    141,771   7.41%        199,580   6.50%        151,288   7.39%         48,533
Intermediate-term unsecured loans:
  Electric systems                         200,706   7.35%        102,221   6.26%        198,121   6.70%        408,644
  Telecommunication systems                 12,206   7.80%         12,809   6.42%         15,495   7.25%          6,090
  Total intermediate-term unsecured        212,912   7.37%        115,030   6.28%        213,616   6.74%        414,734
Line of credit loans (F):
  Electric systems                       1,281,483   7.59%        850,039   5.99%        688,995   6.70%      4,403,987
  Telecommunication systems                329,768   8.32%        342,074   6.66%        205,026   7.25%        717,700
  Total line of credit loans             1,611,251   7.74%      1,192,113   6.19%        894,021   6.83%      5,121,687
Nonperforming loans:
  Electric systems (G)                          -       -           1,643   5.55%          4,080   6.41%              -
Restructured loans:
  Electric systems (H)                     571,579   3.90%        576,662   3.90%        329,538   7.17%              -
  Total loans                           16,678,045   7.12%     13,703,402   6.37%     10,579,476   6.70%     13,698,847
Less:  Allowance for loan losses          (228,292)              (212,203)              (250,131)                     -
  Net loans                            $16,449,753            $13,491,199            $10,329,345            $13,698,847
Total by member class:
  Distribution                         $10,394,985            $ 8,714,742           $  7,257,330           $  9,644,058
  Power supply                           2,037,108              1,895,712              1,489,908              2,054,322
  Statewide and associate                  546,224                382,609                257,337                686,981
  Telecommunication systems              3,699,728              2,710,339              1,574,901              1,313,486
  Total                                $16,678,045            $13,703,402            $10,579,476            $13,698,847

____________________________
(A) The interest rates in effect at August 1, 2000, on loans to electric members were 8.15% to 8.80% for long-term loans with a seven-year fixed rate term, 7.70% to 8.10% on variable rate long-term loans and 8.25% on intermediate-term loans and lines of credit. The rates in effect at August 1, 2000, on loans to telecommunication systems were 8.20% to 8.65% for long-term loans with a seven-year fixed rate term, 7.75% to 8.15% on long-term variable rate loans, 8.40% on intermediate-term loans and 8.80% on lines of credit.
(B) Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. Long-term unadvanced commitments that do not have an interest rate associated with the commitment have been listed with the variable rate loans. The type of interest rate, fixed or variable, is determined at the time the loan is advanced.
(C) Includes $102 million, $162 million and $122 million of unsecured loans at May 31, 2000, 1999 and 1998, respectively.
(D) On January 1, 2000, long-term fixed rate loans totaling $241 million had their interest rates adjusted.
(E) Includes $49 million, $39 million and $53 million of unsecured loans at May 31, 2000, 1999 and 1998, respectively.
(F) Includes $342 million, $278 million and $81 million of secured loans at May 31, 2000, 1999 and 1998, respectively.
(G) The rates on nonperforming loans are the weighted average of the stated rates on such loans as of the dates shown and do not necessarily represent the interest recognized by CFC from such loans.
(H) The rate on restructured loans for 1999 and 2000 represents the effective interest rate based on the scheduled minimum payments. The interest rate on restructured loans for 1998 is the weighted average of the stated rate on restructured loans.

Interest Rates on Loans
CFC's goal as a non-profit cooperatively-owned finance company is to set its rates at levels that will provide its members with the lowest cost financing while maintaining sound financial results as required to obtain high credit ratings on its debt instruments. CFC sets its interest rates based on the cost of funding plus provisions for general and administrative expenses, the loan loss allowance and a reasonable net margin. Various discounts, which reduce the stated interest rates, are available to borrowers meeting certain criteria related to performance, and whether they borrow exclusively from CFC.

Set forth below are the interest rates earned on all loans outstanding during the fiscal years ended May 31:

                                            2000       1999      1998

Long-term fixed rate                        6.66%     6.69%      7.12%
Long-term variable rate                     6.59%     6.20%      6.53%
Telecommunication organizations (1)         7.45%     6.88%      7.05%
Refinancing loans guaranteed by RUS         6.29%     5.87%      6.32%
Intermediate-term                           6.92%     6.98%      7.08%
Short-term                                  7.01%     6.26%      6.74%
Associate members                           6.85%     6.47%      6.65%
Nonperforming (2) (3)                       0.00%     0.00%      0.00%
Restructured                                3.90%     1.73%      0.00%
All loans                                   6.74%     6.51%      6.60%
_________________________
(1) Includes long-term fixed rate, long-term variable rate, intermediate-term and short-term loans.
(2) Rate does not reflect recognition of $12.5 million of deferred gain in 1999.
(3) Interest rate earned by CFC recognized on a cash basis.

Electric Loan Programs

Long-Term Loans
Long-term loans are generally for terms of up to 35 years. A borrower can select a fixed interest rate for periods of one to 35 years or the variable rate. Upon the expiration of the selected fixed interest rate term, the borrower must select the variable rate or select another fixed rate term for a period that does not exceed the remaining loan maturity. Long-term fixed rates are set daily by CFC and the long-term variable rate is set on the first day of each month. The fixed rate on a loan is determined on the day the loan is advanced based on the rate term selected. A borrower may divide its loan into various mini-notes. The borrower then has the option of selecting a fixed or variable interest rate for each mini-note.

To be eligible for long-term loan advances, distribution systems must maintain an average modified debt service coverage ratio ("MDSC"), as defined in the loan agreement, of 1.35 or greater. The distribution systems must also be in good standing with CFC and their states of incorporation, supply evidence of proper corporate authority and deliver to CFC annual audited financial statements. Generally, the minimum eligibility requirements for power supply systems are an average times interest earned ratio ("TIER") and MDSC, as described in the loan agreement, of 1.0 or greater. Loans to power supply systems are considered on a case-by-case basis depending on the amount of the loan, the intended use of funds, the financial condition of the borrower and any guarantees that may be provided by a third party, including RUS and the member distribution systems. CFC has in the past and may in the future make long-term loans to distribution and power supply systems that do not meet the minimum lending criteria. During the five years ended May 31, 2000, 1.1% of the dollar amount of long-term loans approved were to borrowers that did not meet the minimum lending criteria. In addition, during the five years ended May 31, 2000, CFC approved loans totaling $867 million for discounted RUS note buyouts by four power supply systems. In these transactions, CFC obtained guarantees from the member distribution systems totaling $323 million.

Intermediate-Term Loans and Line of Credit Loans
Intermediate-term loans are generally for terms of one year to five years. Intermediate-term loans can be advanced at a fixed interest rate or at a variable interest rate. Line of credit loans may be advanced only at a variable interest rate. The intermediate-term loan and line of credit loan variable interest rate is set on the first day of each month. Line of credit loans with maturities of greater than one year generally must be paid down to a zero outstanding balance for five consecutive days during each year.

To be eligible for an intermediate-term loan or line of credit loan, distribution and power supply borrowers must be in good standing with CFC and demonstrate their ability to repay the loan.

Power Vision Program
Under the Power Vision program, an eligible borrower is pre-approved for long-term secured financing, in an aggregate amount that can be drawn down in increments as requested by the borrower over a five-year period. All necessary approvals, administrative procedures and loan documentation are obtained or put into place at the time the credit facility is established, and the borrower has significant flexibility in determining the size and maturity of each loan requested under the facility. CFC does not charge its members a commitment fee on amounts approved under the Power Vision program. A borrower must meet loan eligibility criteria at the time of any advance under the Power Vision program.

Telecommunications Loan Programs

Long-Term Loans
CFC makes long-term loans to rural telecommunications companies and their affiliates for the acquisition of and the construction or upgrade of wireline telecommunications systems, wireless telecommunications systems, fiber optic networks and cable television systems as well as other legitimate corporate purposes. Long-term loans are generally for periods of up to 15 years. Loans may be advanced at a fixed or variable interest rate. Fixed rates are generally available for periods from 1 year to 15 years. Upon the expiration of the selected fixed interest rate term, the borrower must select another fixed rate term for a period that does not exceed the remaining loan maturity or select the variable rate. Long-term fixed rates for telecommunications loans are set daily by CFC and the long-term variable rate is set on the first day of each month. The fixed rate on a loan is determined on the day the loan is advanced based on the term selected. A borrower may divide its loan into various mini-notes. The borrower then has the option of selecting a fixed or variable interest rate for each note.

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

CFC also provides line of credit loans to telecommunications systems for periods of up to five years. These line of credit loans are typically in the form of a revolving line of credit, which requires the borrower to pay off the balance for five consecutive business days at least once during each 12-month period. These line of credit loans are provided on an unsecured basis and are used primarily for cash management. Line of credit loans are available to telecommunications systems generally in amounts not to exceed the greater of 5% of total assets or 25% of equity in excess of 35% of total assets.

Interim financing line of credit loans are also made available to CFC telecommunications members who have an RUS and/or Rural Telephone Bank ("RTB") loan application pending and have received approval from RUS to obtain interim financing. These loans are for terms up to 24 months and must be retired with advances from the RUS/RTB long-term loans.

RUS Guaranteed Loans

Congress enacted legislation that allows certain systems to prepay existing borrowings from the FFB without prepayment penalties or fees. CFC established a program under which it made long-term loans to members for the purpose of prepaying these loans. Each note evidencing such a loan was issued to a trust which in turn issued certificates evidencing its ownership to CFC. The principal and interest payments on these notes are guaranteed by RUS. Under RUS loan repayment regulations, the note rate may not exceed the rate borne by the system's prepaid borrowings from the FFB adjusted to reflect savings accrued since prepayment of the note compared with the rate on the prepaid borrowing. The systems are required to pay servicing fees to CFC in connection with these transactions. All of these certificates that have not been sold in public offerings have been transferred to GFC ($46 million outstanding at May 31, 2000). In addition, at May 31, 2000, CFC services $147 million of these loans for trusts, the certificates of which have been sold in public offerings.

The level of authority for RUS loan guarantees for the fiscal year ending September 30, 2000, is $1.7 billion. Proposed levels for fiscal year 2001 range from $1.2 billion to $1.7 billion. CFC may participate as an eligible lender in the RUS loan guarantee program under the terms and conditions of the Master Loan Guarantee and Servicing Agreement, dated as of February 16, 1999, between RUS and CFC. Under this agreement, CFC may make long-term secured loans to eligible members for periods of up to 35 years, at fixed or variable rates established by CFC. As long as CFC is in compliance with the terms and conditions of the agreement, RUS will guarantee the principal and interest payments on the notes evidencing such loans. At May 31, 2000, CFC had $43 million of loans outstanding under this program.

Largest Borrowers
At May 31, 2000, the ten largest borrowers had outstanding loans from CFC totaling $3,464 million, which represented 21% of CFC's total loans outstanding. At May 31, 2000, outstanding guarantees for these same ten borrowers totaled $495 million, which represented 25% of CFC's total guarantees outstanding. CFC's ten largest credit exposures represented 21% and 19% of total exposure at May 31, 2000 and 1999, respectively. On those dates, no member had outstanding loans and guarantees in excess of 3.6% of the aggregate amount of CFC's outstanding loans and guarantees; however, one of the ten largest borrowers, Deseret Generation & Transmission Co-operative ("Deseret"), was operating under a restructure agreement (see
Note 10 to Combined Financial Statements). At May 31, 2000, total exposure to Deseret represented 3.5% of total loans and guarantees outstanding. Loans outstanding to Deseret accounted for 3.4% of total loans outstanding. Guarantees outstanding to Deseret accounted for 4.5% of total guarantees outstanding. Total loans and guarantees outstanding to Deseret equaled 34.6% of the total of members' equity, members' subordinated certificates and the allowance for loan losses.

Credit Limitation
In the fourth quarter of fiscal year 2000, CFC adopted a new credit limitation policy. Under the new policy, (1) a borrower's total exposure is limited to 25% of CFC's defined net worth, (2) a borrower's unsecured loans are limited to 10% of CFC's defined net worth, and (3) a borrower's guarantees outstanding are limited to 10% of CFC's defined net worth.
CFC's defined net worth is the total of subordinated certificates issued and outstanding, members' equity and the loan loss allowance. If a borrower submitting a new loan application has an exposure in excess of any one of the three tests, only the CFC Board of Directors may approve the new loan application. The new policy allows more total exposure, but is more restrictive on guarantee and unsecured loan exposure than the old policy. CFC's Board of Directors may approve a loan to a borrower with an exposure in excess of one or more of these tests after consideration of other factors, including the amount of the loan, the maturity of the loan, and the value of collateral held by CFC. At May 31, 2000, there were three borrowers with total exposure greater than 25% of defined net worth and one borrower with total guarantees outstanding in excess of 10% of defined net worth. Any new loan applications to these borrowers may be approved only by CFC's Board of Directors.

Loan Security
CFC typically makes long-term loans to its members on a secured basis. Intermediate-term loans may be secured, as determined on a case-by-case basis. Line of credit loans are generally unsecured. At May 31, 2000, a total of $1,632 million of loans were unsecured representing 9.8% of total loans. CFC's long-term loans are typically secured pro-rata with other secured lenders (primarily RUS) by all assets and future revenues of the borrower. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

In the case of members whose property is subject to the new form of RUS mortgage that has been issued to borrowers since January 1996, no RUS approval of the CFC loan is required if certain objective tests set forth in the mortgage are met. In August 1998, RUS promulgated regulations which provide that no RUS approval is required for a loan made to a member whose property is subject to the pre-1996 form of RUS mortgage, so long as the objective tests set forth in the new form of RUS mortgage are met. In all other cases, RUS approval of the loan is required, even in the case of a 100% CFC loan, in order to accommodate RUS's mortgage lien so that CFC may share ratably in the security provided by the mortgaged property. CFC and RUS are then mortgagees in common, entitled to the security in proportion to the unpaid principal amounts of their respective loans. Mortgages do not require that the value of the mortgaged property be at least equal to the obligations secured thereby.

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

Security for long-term loans made to RUS telecommunications borrowers generally consists of a first mortgage lien on the assets and revenues of the system on a pari passu basis with RUS. Security from non-RUS telecommunications borrowers is considered on a case-by-case basis, but generally a loan will not exceed 80% of the estimated value of the collateral. At May 31, 2000, a total of $212 million or 5.7% of CFC's telecommunications loans outstanding were unsecured.

At May 31, 2000, CFC had a total of $297 million of unsecured guarantees, representing 14.8% of total guarantees. When considered together, CFC's unsecured credit at May 31, 2000, totaled $1,929 million, representing 10.3% of total loans and guarantees outstanding.

Conversion of Loans
A borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee. A borrower may convert a fixed rate to another fixed rate or a variable rate at any time, subject to a fee in most instances. Intermediate-term loans and line of credit loans do not offer conversion options. The fee on the conversion of a fixed interest rate to a variable interest rate at all other times ranges from 25 to 50 basis points of the outstanding loan amount plus an amount to cover the funding loss on the remainder of the current fixed rate pricing term.

Prepayment of Loans
Borrowers may prepay long-term loans at any time, subject to the payment of a prepayment premium and a make-whole premium, if applicable. Long-term loans prepaid before the maturity of the fixed rate term will be assessed a prepayment premium ranging from 33 to 50 basis points of the outstanding loan balance at the time of prepayment. In addition, long-term loans with a fixed interest rate which have a rate greater than the current rate for the same remaining term will be assessed a premium to cover funding losses. Line of credit loans may be prepaid at any time without a premium.

Pledging of Loans
CFC pledges long-term secured distribution member loans as collateral to secure its collateral trust bonds. CFC must maintain collateral on deposit with the trustee in a principal amount at least equal to the balance of collateral trust bonds outstanding. At May 31, 2000 and 1999, CFC had $3,484 million and $3,017 million, respectively, of collateral on deposit securing $3,351 million and $2,996 million, respectively, of collateral trust bonds outstanding. CFC may withdraw collateral at any time, provided that the principal balance of notes and cash and eligible securities on deposit after withdrawal is greater than the amount of bonds outstanding.

Guarantee Programs

Substantially all guarantees have been provided on behalf of power supply members. Set forth below is a table showing CFC's guarantees:

                                                       May 31,
(Dollar amounts in thousands)               2000      1999        1998
Long-term tax-exempt bonds           $1,024,340*   $1,062,185*   $1,148,500*
Debt portions of leveraged lease
     Transactions                       111,319       174,961       437,175
Indemnifications of tax benefit
     Transfers                          259,223       285,169       312,771
Letters of credit                       328,995       208,732        45,325
Other guarantees                        274,325       162,150       136,048
Total                                $1,998,202    $1,893,197    $2,079,819
_______________________
* Includes $920 million, $947 million and $1,018 million at May 31, 2000, 1999 and 1998, respectively, of adjustable rate pollution control bonds which can be tendered for purchase at specified times at the option of the holders (in the case of $239 million, $244 million and $253 million of such bonds outstanding at May 31, 2000, 1999 and 1998, respectively, at any time on seven days' notice; in the case of $219 million, $226 million and $236 million outstanding at May 31, 2000, 1999 and 1998, respectively, at any time on a minimum of one day's notice; and in the case of the remainder on a five-week or semiannual basis). CFC has agreed to purchase any bonds that cannot be remarketed. Since the inception of the program, CFC has not been required to purchase any bonds.

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

In the event of a default by a system for nonpayment of debt service, CFC is obligated to pay, after available debt service reserve funds have been exhausted, scheduled debt service under its guarantee. The bond issue will not be accelerated so long as CFC performs under its guarantee. The system is required to repay, on demand, any amount advanced by CFC pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all the system's assets, but CFC may not exercise remedies thereunder for up to two years following default. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan. The system is required to pay to CFC initial and/or on-going guarantee fees in connection with these transactions.

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

Guarantees of Lease Transactions
CFC has a program of lending to or guaranteeing debt issued by National Cooperative Services Corporation ("NCSC") in connection with leveraged lease transactions. In such transactions, NCSC lends money to an industrial or financial company (a "lessor") for the purchase of a power plant (or an undivided interest therein) or utility equipment which is then leased to a CFC member (the "lessee") under a lease requiring the lessee to pay amounts sufficient to permit the lessor to service the loan. The loans are made on a non-recourse basis to the lessor but are secured by the property leased and the owner's rights as lessor. NCSC borrows the funds it lends either directly from CFC or from another creditor with a CFC guarantee. NCSC is obligated to pay administrative and/or guarantee fees to CFC in connection with these transactions. Such fees are reimbursed to NCSC by the lessee in each transaction. CFC may also guarantee the rent obligation of its members to a third party.

Guarantees of Tax Benefit Transfers
CFC has also guaranteed members' obligations to indemnify against loss of tax benefits in certain tax benefit transfers that occurred in 1981 and 1982. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured on a pari passu basis with RUS by a first lien on substantially all the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law, no guarantees of this nature have occurred since 1982.

Letters of Credit
CFC issues irrevocable letters of credit to support members' obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the issuer of the letter of credit within one year from the date of the draw, with interest accruing from such date at the issuer's variable rate of interest in effect on the date of the draw. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees.

Other Guarantees
CFC may provide other guarantees as requested by its members. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's cost of capital, general and administrative expenses, a provision for losses and maintenance of a reasonable margin.

CFC Financing Factors

CFC funds its loan programs through retained margins for the current year, allocated but unretired patronage capital (members' equity investments), members' subordinated certificate investments and issuance of debt to members and in the capital markets. The following table details the funds outstanding, percentage of total capitalization and the average interest rate on funds outstanding at May 31, 2000, 1999 and 1998.


(Dollar amounts in thousands)       2000                         1999                       1998
                                           Average                      Average                       Average
                           Amount     % of   Interest    Amount     % of  Interest    Amount     % of   Interest
                        Outstanding  Total    Rate    Outstanding  Total    Rate   Outstanding   Total    Rate
Commercial paper (1)    $ 6,705,035   40%     6.17%   $  6,246,243    45%   4.94%  $  5,865,904   55%     5.54%
Collateral trust bonds    3,351,366   20%     6.34%      2,996,299    22%   6.42%     1,897,688   18%     6.79%
Medium-term notes         4,791,361   28%     6.33%      2,625,286    19%   6.10%     1,109,258   10%     6.31%
Quarterly income
     capital securities     400,000    2%     7.62%        400,000     3%   7.62%       200,000    2%     7.87%
Members' subordinated
     certificates         1,340,417    8%     3.02%      1,239,816     9%   3.25%     1,229,166   12%     3.70%
Members' equity             341,217    2%     0.00%        294,953     2%   0.00%       279,278    3%     0.00%
Total                   $16,929,396  100%     5.91%    $13,802,597   100%   5.30%   $10,581,294  100%     5.53%

_________________________
(1) Includes $155 million, $375 million and $185 million of bank bid notes for 2000, 1999 and 1998, respectively.

Members' Subordinated Certificates

As a Condition of Membership
Generally, members are required to purchase membership subordinated certificates as a condition of membership. The amount of certificates required to be purchased is determined by applying a formula to the member's operations for a period of time, generally 15 years. The membership subordinated certificates generally mature in 100 years from issuance and pay interest at a rate of 5%. At May 31, 2000, CFC had a total of $642 million in membership subordinated certificates outstanding. A small portion of these certificates matures 50 years from issuance and pays interest at a rate of 3%. Issuance of these certificates has not been significant in recent years. At May 31, 2000, the weighted average maturity of these certificates is approximately 76 years.

As a Condition of Borrowing
Distribution system members may be required to purchase, on long-term loans, a loan subordinated certificate for 2% of the loan amount. Power supply system members may be required to purchase a loan subordinated certificate of 7% of the loan amount. These certificates do not pay interest and do not amortize. The requirement to purchase such a certificate is determined by the member's leverage ratio with CFC and the type of loan selected. In large transactions, CFC may increase the purchase requirement of loan subordinated certificates. Certificates issued in these transactions may pay interest and/or may amortize. Telecommunications systems and associate members are required to purchase, on long-term loans, loan subordinated certificates for up to 10% of each loan advance. These certificates do not pay interest, but amortize annually based on the outstanding loan balance. At May 31, 2000, CFC had a total of $517 million of loan subordinated certificates outstanding. A small portion of these certificates, issued prior to policy changes, matures at the same time as the loan and pays interest at a rate of 3%.

As a Condition of Receiving a Guarantee
Members may be required to purchase a guarantee subordinated certificate of up to 12.5% of the principal amount of the guarantee. The guarantee subordinated certificate matures at the same time as the guarantee. The certificates pay interest at a rate determined in each transaction. At May 31, 2000, CFC had a total of $181 million of guarantee subordinated certificates outstanding.

Century Certificates
CFC has created a new type of subordinated certificate for its members to purchase. The century certificate is a voluntary investment by members, not a required purchase as with membership, loan and guarantee certificates.
The century certificates may be issued with maturities of up to 100 years. The certificates are redeemable by the members after 44, 59, 69, 79 and 89 years. Interest is paid on the certificates semi-annually. The interest rate may be fixed or variable. The rates offered are higher than the fixed or variable rates on other securities of similar maturity offered by CFC to its members. CFC has the right to defer interest payments for up to 10 semi-annual interest payment periods, or 5 years. CFC began to offer the certificates for sale during the first quarter of fiscal year 2001.

Members' Equity

Patronage Capital
CFC is required by law to have a methodology to allocate its net margin to its members. CFC allocates substantially all of its net margin annually based on the members' patronage of CFC during the year. The allocated margins are retained by CFC and used to fund operations until retired. Currently, CFC retires 70% of the prior year's net margin during the first quarter of the current fiscal year and holds the remaining 30% for a period of 15 years. All retirements must be authorized by the Board of Directors with regard to FC's financial condition. CFC allocates and retires margins to its affiliated organization, RTFC, which in turn allocates its net margin, including the CFC retirement, to its members under similar policies. At
May 31, 2000, CFC had a total of $320 million of allocated but unretired margins and $19 million of unallocated margins, which along with $2 million of education fund reserve and membership fees comprise the total of members' equity.

Debt Issuance

Debt Issued in the Capital Markets
CFC issues long- and short-term debt in the domestic and foreign capital markets. CFC issues long-term secured collateral trust bonds for periods of 2 years to 30 years, unsecured medium-term notes for periods of 9 months to 30 years, unsecured quarterly income capital securities for periods of up to 49 years and unsecured commercial paper for periods of 1 to 270 days and extendable commercial notes with maturities up to 390 days. CFC also enters into bank bid note arrangements with banks. CFC's collateral trust bonds, medium-term notes, quarterly income capital securities and commercial paper all carry investment grade ratings from three rating agencies (see table in the Management Discussion and Analysis section, page
38).

Debt Issued to Members
CFC sells unsecured commercial paper and medium-term notes to its members. Commercial paper is sold for periods of up to 270 days and medium-term notes are sold for periods of 9 months to 30 years. Rates for both securities are set daily by CFC.

Interest Rate and Currency Exchange Agreements
CFC will enter interest rate and currency exchange agreements when required by certain transactions. CFC also uses interest rate exchange agreements as part of its funding strategy to match the interest rate paid on its liabilities with the interest rate received on its assets. At May 31, 2000, CFC was a party to $4,817 million of interest rate exchange agreements and $438 million of currency exchange agreements (see Note 5 to the Combined Financial Statements).

Revolving Credit Agreements
As of May 31, 2000, CFC had three revolving credit agreements totaling $5,493 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by NCSC and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and for which CFC is standby purchaser for the benefit of its members.

Under a five-year agreement with 55 banks, executed in November 1996, CFC can borrow $2,403 million until November 26, 2001. J.P. Morgan Securities Inc. and The Bank of Nova Scotia were Co-Syndication Agents, and Chase Manhattan Bank is the Administrative Agent for this agreement. Any amounts outstanding under the multi-year facility will be due on the maturity date. On September 30, 1999, a 364-day agreement for $2,540 million was executed with 31 banks including Chase Manhattan Bank as Administrative Agent, Bank of America, N.A. as Syndication Agent, The Bank of Nova Scotia and Banc One, N.A. as Co-Documentation Agents and Chase Securities Inc. and Bank of America Securities LLC as Joint Lead
Arrangers. A third revolving credit agreement for $550 million was also executed on September 30, 1999 with ten banks, including The Bank of Nova Scotia as Lead Arranger and Administrative Agent (the "BNS facility") and Banc One, N.A. as Documentation Agent. Both of the 364-day facilities have a revolving credit period that terminates on September 29, 2000 during which CFC can borrow and such borrowings may be converted to a one-year term loan at the end of the revolving credit period.

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

The multi-year revolving credit agreement requires CFC to maintain members' equity and members' subordinated certificates of at least $1,418 million at May 31, 2000 (increased each fiscal year by 90% of net margin not distributed to members). The revolving credit agreements require CFC to achieve at least an average TIER over the six most recent fiscal quarters of 1.025 and prohibit the retirement of patronage capital unless CFC has achieved at least a TIER of 1.05 for the preceding fiscal year. The revolving credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and quarterly income capital securities and restrict, with certain exceptions, the creation by CFC of liens on its assets. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of collateral trust bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed or reserved against in its most recent annual financial statements) and is not in default, CFC may borrow under the agreements until the termination dates. As of May 31, 2000 and May 31, 1999, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the three revolving credit facilities at May 31, 2000, CFC classified $5,493 million, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $5,493 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the five-year facility or the 364-day facilities with the one year term out option, subject to the conditions therein.

Borrowing Costs
Set forth below are the weighted average costs incurred by CFC on its short-term borrowings (commercial paper and bank bid notes) and on its long-term borrowings (collateral trust bonds, medium-term notes, quarterly income capital securities and debt supported by interest rate swaps) for the periods shown.

                                              Years Ended May 31,
                                            2000     1999     1998
Short-term borrowings                       5.83%    5.36%    5.73%
Long-term borrowings                        6.11%    6.09%    6.74%
   Total short- and long-term borrowings    6.00%    5.73%    6.03%

Tax Status

In 1969, CFC obtained a ruling from the Internal Revenue Service (the "IRS") recognizing CFC's exemption from the payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code. Such exempt status could be removed as a result of changes in legislation or in administrative policy or as a result of changes in CFC's business. CFC believes that its operations have not changed materially from those described to the IRS. CFC's affiliates, RTFC and GFC, are taxable under Subchapter T of the Internal Revenue Code. As long as they continue to qualify under Subchapter T of the Internal Revenue Code, RTFC and GFC are allowed a deduction from taxable income for the amount of net margin allocated to their members.

Investment Policy

Surplus funds are invested pursuant to policies adopted by CFC's Board of Directors. Under present policy, surplus funds may be invested in direct obligations of or guaranteed by the United States or agencies thereof or other highly liquid investment grade paper. Investments include high-rated securities such as commercial paper, obligations of foreign governments, Eurodollar deposits, bankers' acceptances, bank letters of credit, certificates of deposit or working capital acceptances. The policy also permits investments in certain types of repurchase agreements with highly rated financial institutions, whereby the assets consist of eligible securities of a type listed above set aside in a segregated account. CFC typically has two types of funds available for investment:

* the debt service reserve funds held by the trustee under the indenture under which CFC formerly issued collateral trust bonds (the "1972 indenture"), used to make bond interest and sinking fund payments; and
* member loan payments and commercial paper investments in excess of daily cash funding requirements.

Debt service reserve funds are invested with maturities scheduled to coincide with interest and sinking fund payment dates.

Employees

At May 31, 2000, CFC had 186 employees, including engineering, financial and legal personnel, management specialists, credit analysts, accountants and support staff. CFC believes that its relations with its employees are good.

CFC Lending Competition

CFC competes with other lenders on price, the variety of options and additional services offered as well as its overall approach to and relationship with its member/owners.

According to annual financial statements filed with CFC, its electric cooperative distribution and power supply member systems had a total of $38.9 billion in long-term debt outstanding at December 31, 1999. RUS is the dominant lender to the electric cooperative industry with $23.2 billion or 60% of the total outstanding debt. RUS currently prices the majority of its insured loans to distribution systems based on a municipal government obligation index, prices hardship loans at a rate of 5% and provides guarantees of loans to its electrical cooperatives by others, principally the FFB. Under the insured loan program, RUS typically does not lend the full amount of debt requested by the cooperative, requiring the cooperative to seek supplemental lending from private capital sources. The amount of funding proposed for the insured loan program for fiscal year 2001 ranges from $172 million to $345 million. The amount approved for the prior year was $417 million. The amount proposed for RUS guaranteed loans for fiscal year 2001 ranges from $1.2 billion to $1.7 billion. CFC and other lenders are not in competition with RUS, but rather compete for the supplemental lending requirement, as well as for the full lending requirement for those cooperatives that have decided not to borrow from RUS. Under the hardship program, RUS lends 100% of the amount. Under the guarantee program, RUS will guarantee the repayment of all principal and interest by the cooperative. At December 31, 1999, CFC had a total of $12.4 billion of long-term exposure to distribution and power supply member systems, $10.4 billion of long-term loans and $2.0 billion of guarantees outstanding. CFC's $12.4 billion long-term exposure represented 32% of the total long-term debt to these electric systems. The remaining $3.3 billion or 8% was outstanding from other sources. During fiscal year 2000, CFC was selected as the lender for 98% of the total supplemental lending requirement (not including amounts lent by FFB). During this same period, CFC was selected as lender for 94% of the total lent to distribution systems for the repayment of their RUS debt.

The competitive market for providing credit to the rural telecommunications industry is difficult to quantify, since many rural telecommunications companies are not RUS borrowers. At December 31, 1999, RUS had a total of $3.5 billion outstanding to telecommunications borrowers. The RTB, an instrumentality of the United States that provides supplemental financing to RUS borrowers and is managed by RUS, had a total of $1.2 billion outstanding to telecommunication borrowers. CFC is not in direct competition with RUS or RTB, but rather competes with other lenders for additional supplemental lending and for the full lending requirement of the rural telecommunications companies that have decided not to borrow from RUS or RTB or for projects not eligible for RUS or RTB financing. CFC's competition includes regional banks, government sponsored enterprises and insurance companies. At December 31, 1999, CFC had a total of $3.0 billion in long-term loans outstanding to telecommunications borrowers. At December 31, 1999, CFC believes that there were no other lenders with telecommunications loan portfolios of similar size to CFC's and RUS's.

Member Regulation and Competition

Electric Systems
In 1992 Congress passed the Energy Policy Act effectively requiring competition in the generation sector of the wholesale electric power industry. In 1996, FERC issued orders 888 and 889. Order 888 provides for competitive wholesale power sales by requiring jurisdictional public utilities that own, control or operate transmission facilities to file non-discriminatory open access transmission tariffs that provide others with transmission service comparable to the service they provide themselves.
The reciprocity provision associated with order 888 also provides comparable access to transmission facilities of non-jurisdictional utilities (including RUS borrowers and municipal and other publicly owned electric utilities) that use jurisdictional utilities' transmission systems. The order further provides for the recovery of stranded costs from departing wholesale customers with agreements dated prior to July 11, 1994. After that date, stranded costs must be agreed upon in the service agreement. Order 889 provides for a real time electronic information system referred to as the Open Access Same-Time Information System. It also establishes standards of conduct to ensure that transmission owners and their affiliates do not have an unfair competitive advantage by using transmission to sell power. Recently several states have passed laws requiring utilities to unbundle their vertically structured retail rates and to subsequently begin providing customer choice for retail generation services. Many other states are considering such legislation. The structure of subsequent legislation and rules defining the competitive retail market and the provision for stranded cost recovery are not yet known. The ultimate impact on CFC's members cannot be determined until these items have been resolved.

Section 211 of the Federal Power Act as amended by the Energy Policy Act of 1992 classifies any cooperative with significant transmission assets as a "transmitting utility" for purposes of this section. Under the provisions of this Act, FERC has the authority to order such cooperatives to provide open access for unaffiliated entities. This provision also authorizes FERC to require investor-owned and other utilities to provide the same open access transmission for the benefit of cooperatives. Electric cooperatives have strongly supported section 211 for this reason. Under sections 205 and 206 of the Federal Power Act, cooperatives that pay off their RUS debt are treated as jurisdictional public utilities. FERC is proceeding under the legal theory that, under these sections, it can order jurisdictional public utilities to provide open access.

Currently eight states are operating under customer choice laws. In seven of these states (Arizona, California, Massachusetts, Montana, New Jersey, New York and Pennsylvania), CFC has a total of 57 distribution system members and five power supply system members. In California, cooperatives are not required to offer customer choice and all three of CFC's distribution members located in the state have opted not to allow customer choice. In New York, cooperatives are not required to file competition plans with the State Public Utility Commission. CFC currently does not have any members in the eighth state, Rhode Island. In an additional 14 states, laws have been passed and open access is scheduled to be in effect by 2004. In these states, power supply systems with rates that are above market may be at risk of losing customer loads. The distribution systems in these states will continue to deliver power to the ultimate customer, regardless of who is supplying the power, the CFC member power supply system or some other power generator. Thus, CFC's distribution system members are not believed to be at significant risk due to the move to open customer access to power supply.

While customer choice laws have been passed in the above states, there are many factors that may delay or influence the choices that customers have available and the timing of true competition. One of the biggest factors will be the issue of stranded cost recovery. Stranded costs are the portion of the investment in generation and/or other facilities which in a competitive environment would be above market price and therefore not otherwise recoverable by the utility. The amount of stranded costs a system is allowed to recover, the timing of the recovery and the method of recovery will all affect the level of competition in a state. The level of fees that systems will be allowed to charge other utilities for use of their transmission and distribution system may also impact the level of residential competition. Other issues that may delay competition include the following:

* cooperatives are allowed to "opt out" of the provisions of the laws in some states;
* utilities in many states will still be regulated regarding rates on non-competitive services, such as distribution;
* many states will still regulate the borrowing by utilities;
* FERC regulation of transmission;
* reconciling the differences in various state laws, so that out-of-state utilities can compete with in-state utilities; and
* few competitors have targeted residential customers.

The pace of states passing customer choice laws has slowed. As of July 1, 2000, there were 24 states that had neither customer choice laws nor comprehensive restructuring orders by the state public utility commissions. The time required to pass such laws as well as the issues described above could significantly delay nationwide retail competition. The U.S. Congress has not passed legislation mandating retail customer choice and the passage of such legislation is not anticipated in this Congress.

In addition to customer choice laws, some state agencies regulate electric cooperatives with regard to rates and borrowing. There are 16 states that regulate the rates electric systems charge. There are 19 states that regulate electric systems regarding the issuance of long-term debt and there are five states that regulate the issuance of short-term debt. FERC also has jurisdiction to regulate rates of and refinancing by electric systems within its jurisdiction that are not borrowers of RUS which are otherwise jurisdictional.

The 1990 amendments to the Clean Air Act of 1970 (the "Amendments") required utilities and others to reduce emissions. The Amendments contain a range of compliance options and a phase-in period, which will help mitigate the immediate costs of implementation. Many of CFC's member systems already comply with the provisions of the Amendments. Compliance plans for member systems with units affected in Phase I primarily involved fuel switching to low-sulfur coal. The trading of emission allowances may also be an economical alternative to operating or equipment modifications for Phase II (2000). Some member systems originally believed to be adversely affected by the Amendments have developed strategies designed to minimize the Amendments' impact. At this time, it is not anticipated that the Amendments will have a material adverse impact on the quality of CFC's loan portfolio.

Telecommunications Systems
CFC member telecommunications systems are regulated at the state and federal levels. Most state regulatory bodies regulate local service rates, intrastate access rates and telecommunications company borrowing. The Federal Communications Commission ("FCC") regulates interstate access rates.

The Telecommunications Act of 1996 (the "Telecom Act") created a framework for competition and deregulation in the local telecommunications market. The Telecom Act has four basic goals: competition, universal service, deregulation and advanced telecommunications and information technologies. The Telecom Act seeks to achieve competition by requiring all carriers to interconnect with all others, local exchange carriers to provide total service resale, number portability, dialing parity, access to rights-of-way, reciprocal compensation, co-location, and unbundled access. Congress included provisions in the Telecom Act granting rural local exchange carriers ("LECs") an exemption from the above requirements.

In America's cities, vibrant competition is taking hold. Facility and non-facility based competitors are pursuing after and winning (primarily) large business users. Few of these competitors have targeted residential customers. The Bell companies are motivated to cooperate with competitors in order to win approval to enter the long distance market in their service territories. Bell Atlantic has won FCC approval to provide long distance service in New York and SBC Communications, Inc. is expected to gain such approval in Texas.

Rural markets, with their preponderance of residential subscribers, will likely be among the last to see wide-scale local telecommunications service competition. Rural telecommunications companies that border metropolitan areas would be the first to experience competition. These rural telecommunications providers generally are not waiting for competition to arrive, but they are using the period before they come under competitive attack to enter small towns and cities as competitive local exchange carriers. They are able to leverage their modern infrastructure, organization skills, financial strength and local presence to compete with big, incumbent providers that are not focused on these small markets.

In addition to competition, the Telecom Act also mandated a new universal telecommunications service support mechanism and required that it be sufficient to ensure that rural customers receive reasonably comparable rates and services when compared to urban customers. Congress stated its intent that implicit subsidies presently contained in the access charges local telecommunications companies levy on long distance carriers be eliminated and be made explicit in the new universal service support mechanism.

The FCC recently approved a plan put forward by large LECs and interexchange carriers ("IXCs") that reduced access charges the large LECs charge the IXCs and authorizes alternative mechanisms by which the large LECs can recover a significant portion of lost access revenues. The national telephone trade associations are promoting a similar plan for small rural LECs that includes a solution for the uncertainty that has surrounded universal service funding. If enacted, the plan would assure that rural LECs' interstate access and universal service revenues are sufficient and predictable. CFC does not anticipate that any loss in revenue resulting from this plan (if adopted by the FCC) would result in material losses on loans outstanding to rural telecommunications companies.

Deregulation thus far has not had much effect on LECs. The FCC has promulgated a series of rules to implement the Telecom Act, and eliminated very few existing regulatory requirements. Perhaps after competition takes hold more widely there may be an effort to lessen regulations on LECs.

The final aspect of the Telecom Act dealt with advanced telecommunications and information technologies. The current administration is concerned that there is a growing "digital divide" between various groups in the country and that such a divide exists relative to rural areas versus urban areas access to advanced telecommunications and information services. It is anticipated that RUS will play a significant role in financing infrastructure to help provide rural Americans with access to these services. RTFC is prepared to supplement the government's financing of this effort.

The RUS Program

Since the enactment of the Rural Electrification Act in 1936 (the "RE Act"), RUS has financed the construction of electric generating plants, transmission facilities and distribution systems in order to provide electricity to persons in rural areas. Principally through the organization of systems under the RUS loan program in 48 states and U.S. territories, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11% in 1934 to almost 100% currently. Rural electric systems serve 12% of all consumers of electricity in the United States and its territories and account for approximately 8% of total sales of electricity and about 5% of energy generation and generating capacity.

In 1949, the RE Act was amended to allow RUS to lend for the purpose of furnishing and improving rural telecommunications service. The RUS telecommunications lending program had 779 reporting borrowers at December 31, 1998. The 779 borrowers operated 4,746 exchanges, providing service to a total of 5.5 million subscribers, including 1.1 million business subscribers and 4.4 million residential customers (data for 1999 not yet available).

The RE Act provides for RUS to make insured loans and to provide other forms of financial assistance to borrowers. RUS is authorized to make direct loans, at below market rates, to systems which are eligible to borrow from it. RUS is also authorized to guarantee loans that have been used mainly to provide financing for construction of Bulk Power Supply Projects. Guaranteed loans bear interest at a rate agreed upon by the borrower and the lender (which generally has been the FFB). For telecommunications borrowers, RUS also provides financing through the RTB. The RTB is an instrumentality of the United States providing financing at rates reflecting its cost of capital and is managed by RUS. RUS exercises financial and technical supervision over borrowers' operations. Its loans and guarantees are generally secured by a mortgage on substantially all of the system's property and revenues.

For fiscal year 2001, both the House and Senate Agriculture Appropriation Committees have approved RUS electric muni-rate loan levels of $295 million. The House bill includes $50 million for hardship 5% loans and the Senate includes $122 million. RUS is also authorized to provide 100% guarantees on loans available from the FFB or other lenders. The House appropriations bill has included $1.2 billion and the Senate has provided $1.7 billion for these loan guarantees for the fiscal year beginning October 1, 2000. Differences between the House and Senate will be worked out with a final bill expected before the start of the fiscal year beginning October 1, 2000. Electric funding levels for the fiscal year ending September 30, 2000 were $122 million at the 5% rate, $295 million for loans at a municipal government obligation index and $1.7 billion for guarantees.

Legislation enacted in 1992 allows RUS electric borrowers to prepay their loans to RUS at a discount based on the government's cost of funds at the time of prepayment. If a borrower chooses to prepay its notes, it becomes ineligible for future RUS insured loans for a period of ten years, but remains eligible for RUS loan guarantees. As of May 31, 2000, 223 borrowers had either fully prepaid or partially prepaid their RUS notes, under these provisions. These borrowers have $5.4 billion in loans outstanding from CFC.


Member Financial Data

Electric Systems
On the following pages are tables providing composite statements of revenues, expenses and patronage capital from the distribution systems and power supply systems which were members of CFC during the five years ended December 31, 1999, and their respective composite balance sheets at the end of each such year. The data in the tables for 1995 is comprised of information collected by RUS for all CFC members that were RUS borrowers and information collected by CFC on the members that do not borrow from RUS. The data for 1996 to 1999 is data collected by CFC only. CFC began making its own data collection in 1996 due to the larger number of its members that no longer borrow from RUS. Distribution members submit annual data as of December 31 on form 7 and power supply members submit annual data as of December 31 on form 12 or FERC form 1. As of July 31, 2000, CFC had received a form 7 from 811 distribution systems and a form 12 or FERC form 1 from 54 power supply systems.

While CFC is reporting 832 distribution system members at May 31, 2000, only 813 were required to file form 7's with CFC at December 31, 1999. CFC collected form 7's from 811 distribution systems; two systems did not meet the filing deadline. The other 20 systems were not required to file a form 7 because they did not have outstanding balances of long-term loans at December 31, 1999.

Only 54 of the 70 total power supply systems report financial results to CFC. Fifteen of the remaining power supply systems did not report financial results because they are subsidiaries of other member power supply systems and thus their financial results were consolidated with and filed by the parent power supply system, act as coordinating agents for their members, did not have an outstanding balance of long-term loans at December 31, 1999, or bought out CFC debt after that date. In addition, one power supply system did not meet the filing deadline.

Telecommunications Systems
On the following pages are tables providing composite statements of revenues and expenses from the telecommunications systems that were members of CFC during the two years ended December 31, 1999. The first year for which CFC has collected such data and their respective composite balance sheet was 1998. Members with long-term loans outstanding are generally required to submit annual data as of December 31 in the form of audited financial statements. As of August 16, 2000, CFC had received audited financial statements from 191 telecommunications systems.

While CFC had 536 telecommunications system members at May 31, 2000, a total of 246 had long-term loans outstanding and were required to submit audited financial statements to CFC at December 31, 1999. A total of 43 telecommunications system members did not meet the filing deadline and 12 telecommunications system members submitted consolidated audited financial statements.
____________________
NOTE: Statistical information contained in this section has not been examined by CFC's independent public accountants, and the number and geographical dispersion of the systems have made impractical an independent investigation by CFC of the statistical information. The information presented is based upon financial statements submitted to CFC and RUS, subject to year-end audit adjustments, by reporting borrowers and do not, with minor exceptions, take into account current data for certain systems, primarily those which are not active CFC borrowers.


            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
                AS REPORTED BY CFC MEMBER DISTRIBUTION SYSTEMS

             The following are unaudited figures that are based
                 upon financial statements submitted to RUS and
                       CFC by Member Distribution Systems


                                                               Years ended December 31,
(Dollar amounts in thousands)                 1999          1998          1997          1996          1995
Operating revenues and patronage capital  $18,805,359   $18,284,021   $17,232,257   $17,028,087   $16,253,957

Operating deductions:
  Cost of power (1)                        11,828,572    11,580,829    10,907,145    10,924,695    10,486,773
  Distribution expense (operations)           792,249       728,565       472,629       445,990       412,058
  Distribution expense (maintenance)        1,024,734       985,571       829,991       804,663       752,659
  Administrative and general expense (2)    1,864,344     1,735,074     1,720,805     1,627,925     1,584,099
  Depreciation and amortization expense     1,290,354     1,203,438     1,134,149     1,069,101     1,000,017
  Taxes                                       230,238       241,010       458,620       458,623       436,563

     Total                                 17,030,491    16,474,487    15,523,339    15,330,997    14,672,169

Utility operating margin                    1,774,868     1,809,534     1,708,918     1,697,090     1,581,788
Non-operating margin                          179,940       173,446       235,334       180,311       172,118
Power supply capital credits (3)              259,099       297,451       268,015       282,800       254,839

     Total                                  2,213,907     2,280,431     2,212,267     2,160,201     2,008,745

Interest on long-term debt (4)              1,024,369       980,863       919,892       869,076       833,110
Other deductions                               50,523        49,628        45,439        43,711        46,859

     Total                                  1,074,892     1,030,491       965,331       912,787       879,969

Net margin and patronage capital          $ 1,139,015   $ 1,249,940   $ 1,246,936   $ 1,247,414   $ 1,128,776
TIER (5)                                         2.11          2.35          2.34          2.44          2.42
DSC (6)                                          2.15          2.32          2.26          2.42          2.40
MDSC (7)                                         2.03          2.25          2.17          2.30          2.28
Number of systems included                        811           820           821           832           824

____________________
(1) Includes cost of purchased power, power production and transmission expense.
(2) Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses.
(3) Represents net margin of power supply systems and other associated organizations allocated to their member distribution systems and added in determining net margin and patronage capital of distribution systems under RUS accounting practices. Cash distributions of this credit have rarely been made by the power supply systems and such other organizations to their members.
(4) Interest on long-term debt is net of interest charged to construction, which is stated separately as a credit on form 7. CFC believes that amounts incurred by distribution systems for interest charged to construction and allowance for funds used during construction are immaterial relative to their total interest on long-term debt and net margin and patronage capital.
(5) The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margin and patronage capital to (y) interest on long-term debt (in each year including all interest charged to construction).
(6) The ratio of (x) net margin and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations.
(7) The ratio of (x) operating margin and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization expense plus non-operating margin, interest plus cash received in respect of generation and transmission and other capital credits to (y) long-term debt service obligations.


            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                           COMPOSITE BALANCE SHEETS
                AS REPORTED BY CFC MEMBER DISTRIBUTION SYSTEMS

             The following are unaudited figures that are based
                 upon financial statements submitted to RUS and
                       CFC by Member Distribution Systems



                                                                     At December 31,
(Dollar amounts in thousands)                 1999          1998          1997          1996          1995

Assets and other debits:
  Utility plant:
    Utility plant in service                $43,023,535   $40,387,723   $37,763,550   $35,406,826   $33,118,001
    Construction work in progress             1,262,537     1,129,147     1,062,356       975,357       881,171
    Total utility plant                      44,286,072    41,516,870    38,825,906    36,382,183    33,999,172
  Less:  Accumulated provision for
         Depreciation and amortization       12,225,421    11,409,118    10,608,302     9,911,677     9,221,378
    Net utility plant                        32,060,651    30,107,752    28,217,604    26,470,506    24,777,794
  Investment in associated organizations (1)  3,790,623     3,665,208     3,483,154     3,348,326     3,207,671
  Current and accrued assets                  4,520,592     4,526,663     4,185,884     4,126,415     3,980,052
  Other property and investments                703,585       644,353       552,033       503,871       496,105
  Deferred debits                               599,511       530,606       514,670       488,009       511,977
    Total assets and other debits           $41,674,962   $39,474,582   $36,953,345   $34,937,127   $32,973,599

Liabilities and other credits:
  Net worth:
    Memberships                             $   119,175   $   112,391   $   105,505   $   105,497   $   127,749
    Patronage capital and other equities (2) 17,542,625    16,710,887    15,674,556    14,731,432    13,633,993
    Total net worth                          17,661,800    16,823,278    15,780,061    14,836,929    13,761,742
  Long-term debt (3)                         19,308,152    18,343,340    16,924,955    16,214,420    15,718,979
  Current and accrued liabilities               433,687     3,098,525     3,046,528     2,697,605     2,418,230
  Deferred credits                            3,429,173       884,595       864,384       872,013       786,455
  Miscellaneous operating services              842,150       324,845       337,417       316,160       288,193

    Total liabilities and other credits     $41,674,962   $39,474,583   $36,953,345   $34,937,127   $32,973,599
Equity percentage (4)                             42.5%         42.6%         42.7%         42.5%         41.7%
Number of systems included                          811           820           821           832           824

______________________________
(1) Includes investments in service organizations, power supply capital credits and investments in CFC.
(2) Includes non-refundable donations or contributions in cash, services or property from states, municipalities, other government agencies, individuals and others for construction purposes separately listed on form 7.
(3) Principally debt to RUS and CFC. Includes $8,342,631, $7,481,368, $6,121,902, $5,467,636, $, and $4,824,491, for the years 1999, 1998,
    1997, 1996 and 1995, respectively, due to CFC.
(4) Determined by dividing total net worth by total assets and other debits.


            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
                AS REPORTED BY CFC MEMBER POWER SUPPLY SYSTEMS

             The following are unaudited figures that are based
                 upon financial statements submitted to RUS and
                       CFC by Member Power Supply Systems


                                                               Years ended December 31,
(Dollar amounts in thousands)                 1999          1998          1997          1996          1995
Operating revenues and patronage capital    $10,758,413   $10,901,138   $10,702,813   $10,585,875   $10,182,928
Operating deductions:
  Cost of power (1)                          7,945,476      7,979,542     7,604,521     7,322,039     6,984,648
  Distribution expense (operations)             23,634         17,499        12,555        15,431        16,019
  Distribution expense (maintenance)            14,908         12,524        12,937        16,607        15,950
  Administrative and general expense (2)       414,362        406,441       474,681       473,869       483,030
  Depreciation and amortization expense        904,826        914,270       915,879     1,056,113       956,889
  Taxes                                         68,681         69,095       231,843       237,700       246,700

    Total                                    9,371,887      9,399,371     9,252,416     9,121,759     8,703,236

Utility operating margin                     1,386,526      1,501,767     1,450,397     1,464,116     1,479,692
Non-operating margin                           258,186        577,842       232,778       493,874       253,883
Power supply capital credits (3)                44,180         56,646        46,520        55,590        48,981

    Total                                    1,688,892      2,136,255     1,729,695     2,013,580     1,782,556

Interest on long-term debt (4)               1,227,548      1,221,512     1,295,082     1,436,200     1,476,062
Other deductions (5)                           185,621        184,868       409,396     1,601,919        89,784

    Total                                    1,413,169      1,406,380     1,704,478     3,038,119     1,565,846

Net margin and patronage capital         $     275,723    $   729,875   $    25,217   $(1,024,539)  $   216,710
TIER (6)                                          1.22           1.60          1.02          0.29          1.15
DSC (7)                                           1.15           1.45          1.11          0.69          1.02
Number of systems included                          54             58            57            54            53

______________________________
(1) Includes cost of purchased power, power production and transmission expense, separately listed on the form 12.
(2) Includes sales expenses and consumer accounts expense and consumer service and informational expense as well as other administrative and general expenses, separately listed on the form 12 or FERC form 1.
(3) Certain power supply systems purchase wholesale power from other power supply systems of which they are members. Power supply capital credits represent net margin of power supply systems allocated to member power supply systems on the books of the selling power supply systems. This item has been added in determining net margin and patronage capital of the purchasing power supply systems under RUS accounting practices. Cash distributions of this credit have rarely been made by the selling power supply systems to their members. This item also includes net margin of associated organizations allocated to CFC power supply members and added in determining net margin and patronage capital of the CFC member systems under RUS accounting practices
(4) Interest on long-term debt is net of interest charged to construction. Allowance for funds used during construction has been included in non-operating margin. According to unpublished information interest charged to construction and allowance for funds used during construction for CFC power supply members in the years 1995-1999 were as follows:

         Interest Charged to    Allowance for Funds used
            Construction           During Construction         Total
1999          $10,073                    $13,604              $23,677
1998            9,947                     13,133               23,080
1997            7,798                     12,684               20,482
1996           13,434                     11,620               25,054
1995           68,400                     11,018               79,418

(5) Includes $1,119,635 in 1996 related to the reorganization of Cajun Electric Power Coop., Inc., with whom CFC has no credit exposure.
(6) The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margin and patronage capital to (y) interest on long-term debt (in each year including all interest charged to construction). The TIER calculation includes the operating results of five systems which failed to make debt service payments or are operating under a debt restructure agreement, without which the composite TIER would have been, 1.24, 1.27, 1.04, 1.21 and 1.23 for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.
(7) The ratio of (x) net margin and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations (including all interest charged to construction). The DSC calculation includes the operating results of five systems which failed to make debt service payments or are operating under a debt restructure agreement. Without these systems, the composite DSC would have been 1.23, 1.28, 1.13, 1.20 and 1.22 for the years ended December 31, 1999,
    1998, 1997, 1996 and 1995, respectively.


            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                           COMPOSITE BALANCE SHEETS
                AS REPORTED BY CFC MEMBER POWER SUPPLY SYSTEMS

             The following are unaudited figures that are based
                 upon financial statements submitted to RUS and
                       CFC by Member Power Supply Systems



                                                          At December 31,
(Dollar amounts in thousands)                 1999          1998          1997          1996          1995
Assets and other debits:
  Utility plant:
    Utility plant in service                $31,140,658   $31,141,532   $31,656,202   $32,191,089   $34,182,352
    Construction work in progress             1,151,859     1,041,760       825,421       640,005       931,397
      Total utility plant                    32,292,517    32,183,292    32,481,623    32,831,094    35,113,749

    Less:  Accumulated provision for         13,230,060    13,059,537    12,558,247    11,783,058    11,586,462
           depreciation and amortization

      Net utility plant                      19,062,457    19,123,755     19,923,376   21,048,036    23,527,287
    Investments in associated                 1,173,026     1,132,157      1,179,185    1,178,785     1,049,409
        organizations (1)
    Current and accrued assets                3,904,535     3,740,302      3,697,391    3,984,238     4,211,004
    Other property and investments            1,511,145     1,691,932      1,553,774    2,000,584     1,656,563
    Deferred debits                           3,251,458     3,400,876      3,228,708    3,636,749     4,391,800
                                            $28,902,621   $29,089,022    $29,582,434  $31,848,392   $34,836,063
      Total assets and other debits

Liabilities and other credits:
  Net worth:
    Memberships                             $    49,131   $       263    $       258  $       258   $       250
    Patronage capital and other equities (2)  3,175,374       (52,606)      (778,357)    (646,115)      497,756
      Total net worth                         3,224,505       (52,343)      (778,099)    (645,857)      498,006
  Long-term debt (3)                         19,591,883    23,389,067     24,426,867   25,900,628    28,372,321
  Current and accrued liabilities             2,328,504     1,877,320      1,791,628    2,040,563     1,848,755
  Deferred credits                            1,338,343     1,296,308      1,343,053    1,826,945     1,309,860
  Miscellaneous operating reserves            2,419,386     2,578,670      2,798,985    2,726,113     2,807,121

      Total liabilities and other credits   $28,902,621   $29,089,022    $29,582,434  $31,848,392   $34,836,063

Number of systems included                           54            58             57           54            53

____________________
(1) Includes investments in service organizations, power supply capital credits and investments in CFC.
(2) Large increase in 1999 due to the elimination of Cajun Electric Power Cooperative and includes a $1.2 billion decrease in 1996 related to the reorganization of Cajun with whom CFC has no credit exposure.
(3) Principally debt to RUS or debt guaranteed by RUS and loaned by FFB and includes $1,761,847, $1,652,943, $1,411,157, $1,264,475 and $1,085,594
    for the years 1999, 1998, 1997, 1996, and 1995, respectively, due to CFC.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                 COMPOSITE STATEMENTS OF REVENUES AND EXPENSES
              AS REPORTED BY CFC TELECOMMUNICATIONS SYSTEM MEMBERS

              The following are unaudited figures that are based
                     upon financial statements submitted to
                    CFC by Member Telecommunications Systems



                                                  Years ended December 31,
(Dollar amounts in thousands)                       1999 (3)      1998
Operating revenues                                $3,908,496   $2,535,461
Operating expenses (1)                             3,003,530    1,846,215
Net income before interest, depreciation and taxes   904,966      689,246
Interest on long-term debt                           221,103      140,436
Net income before depreciation and taxes             683,863      548,810
Depreciation and amortization expenses               410,805      279,277
Net income before taxes                              273,058      269,533
Taxes                                                 89,030       71,326
Net income                                        $  184,028   $  198,207

DSC (2)                                                 2.30         2.14
Number of systems included                               191          169
____________________
(1) Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses.
(2) The ratio of (x) net margin plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations.
(3) Some RTFC members have been acquired by Alltel Corporation and RTFC agreed to accept Alltel Corporation's financial statements rather than those of the acquired operating companies. Given Alltel Corporation's size, it is not included in the composite statistics.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
                            COMPOSITE BALANCE SHEETS
                  AS REPORTED BY CFC TELECOMMUNICATIONS SYSTEMS

              The following are unaudited figures that are based
                upon financial statements submitted to RUS and
                   CFC by Member Telecommunications Systems



                                                       At December 31,
(Dollar amounts in thousands)                        1999 (3)       1998
Assets and other debits:
  Cash and cash equivalents                        $  646,409   $  401,507
  Current assets                                    1,029,905      590,248
  Plant, property and equipment                     3,998,038    2,699,798
  Other non-current assets                          2,505,597    1,456,301
      Total assets                                 $8,179,949   $5,147,854

Liabilities and equity:
  Current liabilities                              $  898,080   $  586,176
  Affiliate debt                                        3,804       23,442
  Long-term debt (1)                                4,309,996    2,686,987
  Other non-current liabilities                       392,982      232,219
  Equity                                            2,575,087    1,619,030
      Total liabilities and equity                 $8,179,949    5,147,854

Equity percentage (2)                                     37%          32%
Number of systems included                                191          169
____________________
(1) Includes current maturities.
(2) Determined by dividing total net worth by total assets and other debits.
(3) Some RTFC members have been acquired by Alltel Corporation and RTFC agreed to accept Alltel Corporation's financial statements rather than those of the acquired operating companies. Given Alltel Corporation's size, it is not included in the composite statistics.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
Matters.

Inapplicable.

Item 6.     Selected Financial Data.

The following is a summary of selected financial data for each of the five years ended May 31, 2000.

(Dollar amounts in thousands)    2000          1999          1998          1997          1996
For the year ended May 31:
Operating income            $ 1,020,998   $   792,052   $   639,948   $  567,065   $  508,090
Operating margin            $   116,497   $    76,439   $    57,022   $   54,736   $   50,621
Gain on sale of land                  -             -         5,194            -            -
Extraordinary loss (A)           (1,164)            -             -            -       (1,580)
Net margin                  $   115,333   $    76,439   $    62,216   $   54,736   $   49,041
Fixed charge coverage
          ratio (A)                1.13          1.12          1.12         1.12         1.12

As of May 31:
Assets                      $17,083,440   $13,925,252   $10,682,888   $9,057,495   $8,054,089
Long-term debt (B)          $10,595,596   $ 6,891,122   $ 5,024,621   $3,596,231   $3,682,421
Members' subordinated
          certificates      $ 1,340,417   $ 1,239,816   $ 1,229,166   $1,212,486   $1,207,684
Members' equity             $   341,217   $   296,481   $   279,278   $  271,594   $  269,641
Leverage ratio (C)                 8.12          7.11          6.39         5.87         5.70
Debt to equity ratio (D)           6.46          5.52          4.51         3.97         3.63

___________________
(A) During the years ended May 31, 2000 and May 31, 1996, CFC paid premiums of $1.2 million and $1.6 million, respectively, in connection with the prepayments of collateral trust bonds. Margin used to compute the fixed charge coverage ratios represent net margin before extraordinary losses plus fixed charges. The fixed charges used in the computation of the fixed charge coverage ratios consist of interest and amortization of bond discounts and bond issuance expenses.
(B) Includes commercial paper reclassified as long-term debt and excludes $3,040 million, $983 million, $327 million, $269 million and $352 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2001, 2000, 1999, 1998 and 1997, respectively (see Note 5 to Combined Financial Statements).
(C) In accordance with CFC's revolving credit agreements, the leverage ratio is calculated by dividing debt and guarantees outstanding, excluding quarterly income capital securities and debt used to fund loans guaranteed by the RUS, by the total of quarterly income capital securities, members' subordinated certificates and members' equity.
(D) The debt to equity ratio is calculated by dividing debt outstanding, excluding quarterly income capital securities and debt used to fund loans guaranteed by RUS, by the total of quarterly income capital securities, members' subordinated certificates, members' equity and the loan loss allowance.

CFC has had outstanding guarantees for its members' indebtedness in each of the fiscal years shown above. Members' interest expense on such indebtedness was approximately $40 million for the year ended May 31, 2000.

CFC does not have any outstanding common stock and does not pay dividends. Annually, CFC allocates its net margin to its members in the form of patronage capital certificates. Under current policies, CFC retires patronage capital 70% during the next fiscal year and holds the remaining 30% for 15 years. All retirements of patronage capital are subject to approval by the Board of Directors, if permitted by CFC's contractual obligations and to the extent that the Board of Directors in its discretion may determine from time to time that the financial condition of CFC would not be impaired as a result.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Dollar amounts in millions)

This discussion and analysis contains statements that may be considered forward looking. In making these statements, CFC has made an evaluation of estimates, risks and uncertainties related to each circumstance. The actual results may differ from the estimates and assumptions discussed in this presentation, which could cause the actual results to differ materially.

The following discussion and analysis is designed to provide a better understanding of CFC's combined financial condition and results of operations and as such should be read in conjunction with the Combined Financial Statements, including the notes thereto.

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

CFC's primary objective as a cooperative is to provide its members with the lowest possible loan and guarantee rates. Therefore, CFC marks up its funding costs only to the extent necessary to cover its operating expenses, a provision for loan losses and to provide a margin sufficient to preserve interest coverage in light of CFC's financing objectives. To the extent members contribute to CFC's base capital by purchasing subordinated certificates carrying below-market interest rates, CFC can offer proportionally lower interest rates on its loans to members.

CFC obtains its funding from the capital markets and its membership. CFC enters the capital markets, based on the combined strength of its members, to borrow the funds required to fulfill the financing requirements of its members. On a regular basis, CFC obtains debt financing in the capital markets by issuing long-term fixed rate or variable rate collateral trust bonds and quarterly income capital securities, intermediate-term fixed or variable rate medium-term notes, commercial paper and enters into bank bid note agreements. CFC also offers its AA/A credit rating to enhance its members' credit on other public or private placement transactions through guarantees. In addition, CFC obtains debt financing from its membership and other qualified investors through the direct sale of its commercial paper and medium-term notes.

Rural electric cooperatives that join CFC are required to purchase membership subordinated certificates from CFC as a condition of membership. In connection with any long-term loan or guarantee made by CFC to or on behalf of one of its members, CFC may require that the member make an additional investment in CFC by purchasing loan or guarantee subordinated certificates. Like the membership subordinated certificates, the loan and guarantee subordinated certificates are unsecured and subordinate to other senior debt of CFC.

CFC is required by the cooperative laws under which it is incorporated to have a mechanism to allocate its earnings to its members. CFC allocates its net margin annually based on each member's participation in loan programs during the year. The membership, loan and guarantee subordinated certificates along with unretired patronage capital provide CFC's base capitalization.

CFC's performance is closely tied to the performance of its member rural electric and telecommunications utility systems due to the near 100% concentration of its loan and guarantee portfolio in those industries. The following provides an analysis of both CFC's performance and a discussion of the quality of CFC's loan and guarantee portfolio.

Financial Condition

At May 31, 2000, CFC had $17,083 in total assets, an increase of $3,158 or 23% over the prior year. Net loans outstanding to members represented approximately $16,450 or 96% of total assets. The remaining $633 consisted of other assets to support CFC's operations. Except as required for the debt service account and unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

At May 31, 2000, 88% of CFC's loan portfolio consisted of long-term loans, including secured long-term loans classified as restructured. The remaining 12% consisted of secured and unsecured intermediate-term and line of credit loans. Approximately 53% or $8,812 of loans carried a fixed rate of interest. All other loans, including $5,900 in long-term loans, are subject to interest rate adjustment monthly or semi-monthly.

In addition to its loans, CFC provided approximately $1,998 in guarantees for its members at May 31, 2000. These guarantees relate primarily to tax-exempt financed pollution control equipment.

At May 31, 2000, CFC had also committed to lend an additional amount of approximately $13,699 to its members. Most unadvanced loan commitments contain a material adverse change condition. About 37% of these commitments are provided for operational back-up liquidity. Approximately one-third of the unadvanced commitments were approved under the Power Vision program and will expire if not advanced within 60 months of approval.

Subordinated certificates include both original membership subordinated certificates and loan and guarantee subordinated certificates, all of which are subordinate to other CFC debt. At May 31, 2000, membership subordinated certificates totaled $642. These certificates generally mature in 100 years and pay interest at 5.0%. At May 31, 2000, loan subordinated certificates totaled $517 and carried a weighted average interest rate of 0.7%. At May 31, 2000, guarantee subordinated certificates totaled $181 and carried a weighted average interest rate of 3.3%. Both the loan and guarantee certificates are long-term instruments, which generally amortize at a rate equivalent to that of the loan or guarantee to which they relate. On a combined basis, subordinated certificates carried a weighted average interest rate of 3.0%. Loan and guarantee subordinated certificates are required to be purchased in conjunction with the receipt of a loan or credit enhancement based on the member's leverage ratio (total debt and credit enhancements divided by total equity investments in CFC). Members that have a leverage ratio with CFC in excess of a level in the policy are required to purchase additional subordinated certificates to receive a loan or credit enhancement. At present, the majority of CFC's members maintain a CFC leverage ratio below the level requiring the purchase of additional certificates. The issuance of non-interest bearing loan subordinated certificates is expected to exceed the issuance of 5% membership subordinated certificates. Therefore, management expects the average interest rate paid on all certificates to decline over time. CFC paid a total of $40 in interest to holders of subordinated certificates during fiscal year 2000.

Under current policy, CFC returns 70% of the allocated net margin in the next fiscal year, with the remaining 30% to be held and then retired at a future date (currently 15 years), as permitted by CFC's contractual obligations and to the extent that the Board of Directors in its discretion may determine from time to time that the financial condition of CFC will not be impaired as a result. During the next nine years, CFC will retire the unretired allocations representing net margin for fiscal years 1991 to 1993, all of which had been allocated under a previous retirement policy. The unretired allocations (members' equity) do not earn interest and are junior to all debt instruments, including subordinated certificates. At May 31, 2000, CFC had $341 in retained equity.

CFC enters the capital markets through the issuance of collateral trust bonds, medium-term notes, commercial paper and quarterly income capital securities. At May 31, 2000, CFC had $3,349 in fixed rate collateral trust bonds and $2 in variable rate collateral trust bonds outstanding. Under its collateral trust bond indentures, CFC must pledge as collateral eligible mortgage notes from its distribution system borrowers, evidencing loans at least equal in principal amount to 100% of the outstanding principal amount of collateral trust bonds. At May 31, 2000, CFC had pledged $3,484 in mortgage notes. During fiscal year 2000, CFC issued a total of $525 in collateral trust bonds. All collateral trust bonds issued after February 1994 have been issued under an indenture with U.S. Bank National Association as substitute trustee. Virtually all collateral trust bonds were offered to investors in underwritten public offerings.

At May 31, 2000, CFC had $4,791 outstanding in medium-term notes. Medium-term notes are issued for terms of 270 days to 30 years and are unsecured obligations of CFC. Medium-term notes outstanding to CFC's members totaled $294 at May 31, 2000. The remaining $4,497 were sold through dealers to investors including $985 in the European markets. At May 31, 2000, a total of $438 of medium-term notes were issued in a foreign currency. At the time of issuance, CFC also entered into a currency exchange agreement to cover all principal and interest payments due in a foreign currency.

At May 31, 2000, CFC had $6,550 outstanding in commercial paper with a weighted average maturity of 68 days. Commercial paper notes are issued with maturities up to 270 days and are senior unsecured obligations of CFC. Commercial paper sold directly by CFC and outstanding to CFC's members and others totaled $974 at May 31, 2000. The remaining $5,576 was sold through dealers to investors in the United States and Europe. Included in the commercial paper sold through dealers at May 31, 2000, was a total of $117 of extendable commercial notes. These are notes issued with a stated maturity of 90 days, and CFC has the option to extend the maturity to 390 days. European commercial paper may be issued in currencies other than U.S. dollars. For notes issued in a foreign currency, CFC will enter into a currency exchange agreement with a highly rated counterparty at the time of the issuance. At May 31, 2000, there were no foreign-denominated commercial paper notes outstanding.

In addition, CFC obtains funds from various banking institutions under bank bid note arrangements, similar to bank lines of credit. The notes are issued for terms up to three months and are unsecured obligations of CFC. At May 31, 2000, CFC had $155 outstanding in bank bid notes.

At May 31, 2000, CFC had $400 outstanding in quarterly income capital securities. The securities are unsecured obligations of CFC, subordinate and junior in right of payment to senior debt and the debt obligations guaranteed by CFC, but senior to subordinated certificates. CFC has the right at any time and from time to time during the term of the quarterly income capital securities to suspend interest payments for a period not exceeding 20 consecutive quarters.

During the year, total assets increased by $3,158. Net loan balances increased by $2,959 or 22%. Gross loans increased by a total of $2,975, and the allowance for loan losses increased by $16, compared to the prior year. As a percentage of the portfolio, long-term loans represented 88% at May 31, 2000, compared to 89% at May 31, 1999. Long-term fixed rate loans represented 60% and 71% of the total long-term loans at May 31, 2000 and 1999, respectively. Loans converting from a variable rate to a fixed rate for the year ended May 31, 2000 totaled $51, a decrease from the $1,639 that converted for the year ended May 31, 1999. Offsetting the conversions to the fixed rate were $6 and $55 of loans that converted from the fixed rate to the variable for the years ended May 31, 2000 and 1999, respectively. This resulted in a net conversion of $45 from the variable rate to a fixed rate for the year ended May 31, 2000 compared to a net conversion of $1,584 for the year ended May 31, 1999.

The increase in total loans outstanding at May 31, 2000, was primarily due to increases of $2,564 in long-term loans, $419 in line of credit loans, and $40 to intermediate-term loans offset by decreases in RUS guaranteed loans of $42 and restructured loans of $6. The increase to loans outstanding for fiscal year 2000 included long-term electric advances of $1,785 and telephone advances of $1,495. The electric long-term advances included $205 for the purpose of repaying RUS loans, $1,382 under the 100% and Power Vision programs, $157 under the RUS concurrent loan program and $41 under the RUS guaranteed loan program. Telephone long-term advances were primarily for the acquisition of local exchange properties. The loans advanced under the 100%, RUS concurrent and Power Vision loan programs were used for a variety of general corporate purposes, including, construction of headquarters facilities and transmission facilities, system upgrades, refinancing of non-RUS debt, and electric plant upgrades. There were a number of reasons underlying the increased demand for CFC loan advances, including:

* the strong economy, which has spurred construction and business development;
* RUS waiting periods are at an all time high, which caused more borrowers to buy out their RUS debt and/or make greater use of CFC 100% loan funds;
* a large number of systems have bought out their RUS debt over the last few years, requiring them to seek non-RUS financing;
* some borrowers have begun to expand and diversify their operations through acquisitions and mergers; and
* increase level of lending to rural telecommunications systems for the acquisition of rural local exchange assets.

Notes payable, which consists of commercial paper, bank bid notes and long-term debt due within one year, totaled $4,252, a decrease of $725 over the prior year. At May 31, 2000, CFC's short-term debt consisted of $5,576 in dealer commercial paper, $841 in commercial paper issued to CFC's members, $133 in commercial paper issued to certain nonmembers, $3,040 in collateral trust bonds and medium-term notes that mature within one year and $155 in bank bid notes. The commercial paper sold to CFC's members and certain nonmembers decreased by $214, the amount of bank bid notes outstanding decreased by $220 and commercial paper sold through CFC's dealers increased by $942 from the prior year. There was also a decrease of $50 to commercial paper outstanding to European investors. CFC's commercial paper and bank bid notes had a weighted average maturity of 67 days at May 31, 2000. As described in the footnotes to the Combined Financial Statements, CFC reclassifies a portion of its short-term debt as long-term, since it has the ability (subject to certain conditions) to refinance this short-term debt on a long-term basis under its revolving credit agreements. CFC had reclassified $5,493 and $2,403 of short-term debt as long-term at May 31, 2000 and 1999, respectively.

During fiscal year 2000, long-term debt outstanding increased by $3,704. The increase in long-term debt outstanding was due to increases of $355 in collateral trust bonds, $2,166 in medium-term notes and $3,090 in the amount of short-term debt supported by revolving credit agreements offset by an increase of $1,907 of long-term debt due within one year reclassified as notes payable. This increase was required to fund the increase in long-term loans outstanding.

Members' subordinated certificates and members' equity increased by $147 to $1,682 at May 31, 2000, compared to $1,535 at May 31, 1999. The increase was due to increases of $94 to loan subordinated certificates, $7 to guarantee subordinated certificates and $46 to members equity.

Off-balance sheet, CFC experienced an increase of $1,099 in gross unadvanced loan commitments to a total of $13,699 at May 31, 2000. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most such commitments. Approximately 37% of the outstanding commitments at May 31, 2000 were for short-term or line of credit loans. Approximately one-third of the unadvanced commitments were approved under the Power Vision program and will expire if not advanced within 60 months of approval. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved.

Guarantees outstanding at May 31, 2000 were $1,998, representing an increase of $105 from the May 31, 1999 balance of $1,893. The increase in guarantees was due primarily to the increase in other guarantees and letters of credit.

CFC's leverage ratio increased during the year from 7.11 at May 31, 1999 to
8.12 at May 31, 2000. The ratio is calculated by dividing debt and guarantees outstanding, excluding quarterly income capital securities and all debt used to fund loans guaranteed by the RUS, by the total of quarterly income capital securities, members' subordinated certificates and members' equity. The increase in the leverage ratio was primarily due to an increase in loans outstanding to members financed by the issuance of debt to members and in the capital markets.

CFC's debt to equity ratio increased from 5.52 at May 31, 1999 to 6.46 at May 31, 2000. The ratio is calculated by dividing debt outstanding, excluding quarterly income capital securities and debt used to fund loans guaranteed by RUS, by the total of members' subordinated certificates, members' equity, the loan loss allowance and quarterly income capital securities. The increase to the debt to equity ratio was primarily due to an increase in loans outstanding, which was financed by the issuance of debt in the capital markets.

CFC's leverage and debt to equity ratios have increased due to the significant increase in loan volume. CFC's management is committed to maintaining these ratios within a range that is required for a strong credit rating. During fiscal year 2000, CFC amended a number of policies and created a new member investment. Members that have a CFC debt to equity ratio in excess of the limit in the policy will be required to purchase a non-amortizing and non-interest bearing subordinated certificate in the amount of 2% of the loan for distribution systems and 7% of the loan for power supply systems. This change in policy should increase the amount of subordinated certificates issued as a percentage of loans advanced. The new policy will be effective in the first quarter of fiscal year 2001. CFC also created century certificates, which are new long-term member investments. These securities have a maturity of up to 100 years, with optional redemption dates at 44, 59, 69, 79 and 89 years and pay interest at similar rates to retail quarterly income capital securities. Members may purchase these securities at any time. CFC began offering the century certificates in July 2000. CFC also created a members' capital reserve, in which a portion of the net margin will be held annually rather than allocated back to the members. CFC will have the ability to allocate the members' capital reserve back to its members if necessary. CFC's management will continue to monitor the leverage and debt to equity ratios. If required, additional changes to policy will be made to maintain the ratios within an acceptable range.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC's net margin is subject to fluctuation as interest rates change. Management has established a 1.10 Times Interest Earned Ratio ("TIER") as its minimum operating objective. CFC has earned TIERs of 1.13, 1.12 and 1.12 for the years ended May 31, 2000, 1999 and 1998. TIER is a measure of CFC's ability to cover the interest expense on funding.

Fiscal Year 2000 versus 1999 Results

Net margin for the year ended May 31, 2000 was $115, an increase of $39 or 51% over the $76 earned the prior year.

Operating income for the year ended May 31, 2000 was $1,021, an increase of $229 or 29% over the prior year. Operating income increased due to increases in average loan volume and the average interest rate on the loan portfolio. Average loan volume increased by $2,996 to an average loan balance of $15,136 at May 31, 2000. The average interest rate on the portfolio for the year ended May 31, 2000 was 6.75%, an increase of 0.23% from the 6.52% for the prior year. The increase in the average interest rate was primarily due to increases in interest rates during the fiscal year in the capital markets that were passed on through increases in CFC loan interest rates.

The total cost of funding for the year ended May 31, 2000 was $860, an increase of $196 or 30% over the prior year. The cost of funding increased due to increases in average loan volume outstanding and the average interest rate on funds outstanding. The average interest rate on funding for the year ended May 31, 2000 was 5.68%, an increase from 5.47% in 1999. This rate increased as a result of five 25 basis point increases and one 50 basis point increase in the federal funds rate during the year ended May 31, 2000.

The gross margin earned on loans for fiscal year 2000 was $161, an increase of $33 or 26% over the prior year. The gross margin of $161 represents 1.07% of average loan volume for the year, an increase from the 1.05% from the prior year.

General and administrative expenses for fiscal year 2000 totaled $27, a slight decrease from the prior year. The general and administrative expenses for fiscal year 2000 represented 0.18% of average loan volume, a decrease of 5 basis points or 22% from the prior year. The growth in loans outstanding, with no increase in general and administrative expenses, caused a large decrease in general and administrative expenses as a percentage of average loan volume. General and administrative expenses remained at approximately the same level in fiscal year 2000 as in fiscal year 1999 due to a highly focused effort to keep costs down.

A total provision of $17 was added to the loan loss reserve during the year ended May 31, 2000. The $17 provision is a decrease of $7 or 27% over the amount added in the prior year. The provision to the reserve for fiscal year 2000 represented 0.11% of average loan volume, a reduction from 0.20% for the prior year. The increase to the provision for fiscal year 2000 was due to the overall growth in the portfolio.

During the year ended May 31, 2000, CFC incurred an extraordinary loss of $1 related to the early redemption of collateral trust bonds.

Fiscal Year 1999 versus 1998 Results

Net margin for the year ended May 31, 1999 was $76, an increase of $14 or 23% over the $62 earned the prior year.

Operating income for the year ended May 31, 1999 was $792, an increase of $152 or 24% over the prior year. Operating income increased due to an increase in average loan volume offset by a slight decrease in the average interest rate on the loan portfolio. Average loan volume increased by $2,485 to a balance of $12,140 at May 31, 1999. The average interest rate on the portfolio for the year ended May 31, 1999 was 6.52%, a decrease of 0.11% from the 6.63% for the prior year. The decrease was due to the reductions to interest rates during 1999 in the capital markets that were passed on through reductions in CFC loan interest rates.

The total cost of funding for the year ended May 31, 1999 was $664, an increase of $124 or 23% over the prior year. The cost of funding increased due to the increase in average loan volume outstanding offset by a decrease to the average interest rate on funds outstanding. The average interest rate on funding for the year ended May 31, 1999 was 5.47%, a decrease from 5.60% in 1998. This rate decreased as a result of three 25 basis point reductions in the federal funds rate offset by an increase in collateral trust bonds and medium-term notes and quarterly income capital securities outstanding.

The gross margin earned on loans for fiscal year 1999 was $128, an increase of $29 or 29% over the prior year. The gross margin of $128 represents 1.05% of average loan volume for the year, an increase from the 1.03% represented by the $99 gross margin for the prior year.

General and administrative expenses for fiscal year 1999 totaled $28, an increase of $4 or 17% over the prior year. The general and administrative expenses for fiscal year 1999 represented 0.23% of average loan volume, slightly less than the 0.24% for the prior year. While the dollar amount of general and administrative expenses increased during the year ended May 31, 1999, the cost as a percentage of average loan volume decreased. The increase to the dollar amount of general and administrative expenses was due to an increase in salaries and benefits from normal base salary increases and an increase in the number of employees, and the increased marketing effort. Staffing increases were required to support operations related to a growing loan portfolio, the increased marketing effort and the development of new products and services.

A total provision of $24 was added to the loan loss reserve during the year ended May 31, 1999. The $24 provision is an increase of $5 or 26% over the amount added in the prior year. The provision to the reserve for fiscal year 1999 represented 0.20% of average loan volume, the same as the prior year. The increase to the provision for fiscal year 1999 was due to the overall growth in the portfolio.

During the year ended May 31, 1998, CFC recognized a gain of $5.2 on the sale of land. No such gain was recognized in the year ended May 31, 1999.

The following is a summary of CFC's operating results as a percentage of average loans outstanding for the fiscal years ended May 31, 2000, 1999 and 1998.

                                     2000          1999         1998
Operating income                     6.75%         6.52%        6.63%
Less:  cost of funds                 5.68%         5.47%        5.60%
Gross margin                         1.07%         1.05%        1.03%
General and administrative expenses  0.18%         0.23%        0.24%
Provision for loan losses            0.11%         0.20%        0.20%
Total expenses                       0.29%         0.43%        0.44%
Operating margin                     0.78%         0.62%        0.59%
Gain on sale of land                    -             -         0.05%
Extraordinary (loss)                (0.01%)           -            -
Net margin                           0.77%         0.62%        0.64%
TIER                                 1.13          1.12         1.12

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC and its combined affiliates make loans and provide financial guarantees to their qualified members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication associations and associate organizations.

The following chart summarizes loans and guarantees outstanding by member class at May 31, 2000, 1999 and 1998.

                                   Loans and Guarantees by Member Class
                                2000                1999             1998
Electric systems:
Distribution              $10,487    56%    $ 8,749    56%    $ 7,278    57%
Power supply                3,907    21%      3,606    23%      3,525    28%
Service organizations         475     2%        428     3%        225     2%
Associate members             107     1%        104     1%        102     1%
Subtotal electric systems  14,976    80%     12,887    83%     11,130    88%
Telecommunication systems   3,700    20%      2,710    17%      1,575    12%
Total                     $18,676   100%    $15,597   100%    $12,705   100%

CFC's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands. At May 31, 2000, 1999 and 1998, no state or territory had over 15%, 13% and 12%, respectively, of total loans and guarantees outstanding.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At May 31, 2000, the total exposure outstanding to any one borrower did not exceed 3.6% of total loans and guarantees outstanding. At May 31, 2000, CFC had $3,464 million in loans outstanding and $495 in guarantees outstanding, to its largest 10 borrowers. The amounts outstanding to the largest 10 borrowers at May 31, 2000 represented 21% of total loans outstanding and 25% of total guarantees outstanding. Total credit exposure to the largest 10 borrowers represented 21% and 19% of total credit exposure at May 31, 2000 and 1999, respectively. At May 31, 2000, the ten largest borrowers included four distribution systems, three power supply systems and three telecommunications systems.

Security Provisions

Except when providing lines of credit, CFC typically lends to its members on a secured basis. At May 31, 2000, a total of $1,632 of loans were unsecured representing 9.8% of total loans. Approximately $118 or 7.2% of the unsecured loans represent obligations of distribution borrowers for the initial phase(s) of RUS note buyouts. Upon completion of a borrower's buyout from RUS, CFC receives first lien security on all assets and future revenues. The unsecured loans would represent 9.1% of total loans if these partial note buyout obligations were excluded. CFC's long-term loans are typically secured pro-rata with any other secured lenders (primarily RUS) by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. At May 31, 2000, a total of $297 of guarantees were unsecured, representing 14.8% of total guarantees. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At May 31, 2000, CFC had a total of $1,929 of unsecured loans and guarantees, representing 10.3% of total loans and guarantees.

Portfolio Quality

The following tables summarize the key composite operating results of CFC's two main electric system borrower types, distribution and power supply systems, and the telecommunications system borrowers. The information presented below is as of December 31, and is taken from the data contained on pages 18 to 23.

                      CFC Distribution Member Borrowers
                             Composite Results

                    1999    1998    1997    1996    1995
TIER                2.11    2.35    2.34    2.44    2.42
DSC                 2.15    2.32    2.26    2.42    2.40
MDSC                2.03    2.25    2.17    2.30    2.28
Equity percentage   42.5%   42.6%   42.7%   42.5%   41.7%


                      CFC Power Supply Member Borrowers
                             Composite Results

                    1999    1998    1997    1996    1995
TIER                1.24    1.27    1.04    1.21    1.23
DSC                 1.23    1.28    1.13    1.20    1.22
Equity percentage   14.6%   13.8%   12.8%   12.3%   11.7%

NOTE: The power supply composite results have been presented without the operating results of five systems experiencing financial difficulties for 1999 and six systems for all other years presented. CFC had credit exposure to three of these systems (see Note 10 to the Combined Financial Statements).

                   CFC Telecommunications System Borrowers
                             Composite Results

                    1999    1998    1997    1996
DSC                 2.30    2.14    2.39    3.21
Equity percentage     37%     32%     31%     34%

Most CFC power supply borrowers sell the majority of their power under all-requirements power contracts to their member distribution systems. These contracts allow, subject to regulatory requirements and competitive constraints, for the recovery of all costs at the power supply level. Due to the contractual connection between the power supply and distribution systems, total combined system equity (power supply equity plus the equity at its affiliated distribution systems) has typically been maintained at the distribution level.

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

Nonperforming and Restructured Loans

CFC classifies a borrower as nonperforming when any one of the following criteria are met:

* principal or interest payments on any loan to the borrower are past due 90 days or more,
* as a result of court proceedings, repayment on the original terms is not anticipated, or
* for some other reason, management does not expect the timely repayment of principal or interest.

Once a borrower is classified as nonperforming, interest on its loans is recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At May 31, 2000, CFC had no loans classified as nonperforming. This is a decrease of $2 from the prior year-end. This decrease was due to a write-off and offset of equity against nonperforming loans totaling $2. During the fourth quarter of fiscal year 2000, CFC received the payment required to bring $28 of nonperforming loans current.

Loans classified as restructured are loans for which agreements have been executed that change the original terms of the loan, generally a change to the originally scheduled cashflows. At May 31, 2000, restructured loans totaled $572, a decrease of $4 from the prior year. This decrease was due to principal repayments received during the year. At May 31, 2000, all restructured loans were on an accrual status at a rate of 3.9%. As of June 1, 2000 all restructured loans were on accrual status at a rate of 5.0%. CFC increased the rate at which it will accrue interest on restructured loans as a result of excess cash payments received since the inception of the restructuring agreement.

                    NONPERFORMING AND RESTRUCTURED ASSETS

                                                        As of May 31,
                                                 2000     1999       1998
Nonperforming loans                             $   -     $   2      $   4
Percent of loans and guarantees outstanding         -     0.01%      0.03%

Restructured loans                              $ 572     $ 576      $ 330
Percent of loans and guarantees outstanding     3.06%     3.70%      2.61%

Total nonperforming and restructured loans      $ 572     $ 578      $ 334
Percent of loans and guarantees outstanding     3.06%     3.71%      2.64%

Allowance for Loan Losses

CFC maintains an allowance for potential loan losses that is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral, and economic and industry conditions. At May 31, 2000, the allowance for loan losses totaled $228, a net increase of $16 from the prior year-end. The allowance represented 39.94% of nonperforming and restructured loans and 1.22% of total loans and guarantees outstanding at year-end.

During fiscal year 2000, CFC recorded net loan charge-offs of $1. Since its inception in 1969, CFC has charged off loan balances in the total amount of $80, net of recoveries.

Management believes that the allowance for loan losses is adequate to cover any portfolio losses that may occur.

The following chart presents a summary of the allowance for loan losses at May 31, 2000, 1999 and 1998.

                                                 Years Ended May 31,

                                               2000       1999       1998
Beginning balance                               $212      $250       $233
Provision for loan losses                         17        24         19
Charge-offs                                       (1)      (62)        (2)
Ending balance                                  $228      $212       $250

As a percentage of total loans outstanding 1.37% 1.55% 2.36% As a percentage of total loans and
      guarantees outstanding                   1.22%     1.36%      1.98%
As a percentage of total nonperforming and
      restructured loans outstanding          39.94%    36.69%     74.98%

Since May 31, 1998, the loan loss reserve has decreased from a balance of $250 to a balance of $228 at May 31, 2000. The decrease was due to $62 of write-offs taken during fiscal year 1999 and $1 of write-offs taken during fiscal year 2000. The resolution of these troubled situations has left CFC with no non-performing loans and only Deseret as a restructured loan. The overall risk in the portfolio has been reduced due to the resolution of these troubled situations. Thus, the coverage percentage provided by the loss reserve has decreased since May 31, 1998. The May 31, 2000 loss reserve balance represents 1.37% of total loans outstanding and 1.22% of total loans and guarantees outstanding, compared to 2.36% and 1.98% at May 31, 1998. Management has taken the improvement in the overall quality of the portfolio into consideration in setting the amount of the provision in each of the last two fiscal years. As stated above, management believes that the existing reserve is adequate to cover any losses in the portfolio. During fiscal year 2000, CFC reduced the specific reserve on restructured loans from $101 to $85. This reduction was a result of excess cash payments received on restructured loans.

Asset/Liability Management

A key element of CFC's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margin and retain liquidity.

Match Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining period maturity of the fixed rate loan portfolio. It is CFC's policy to manage the match funding of asset and liability repricing terms within a range of 5% of total assets. At May 31, 2000, CFC had $8,240 in fixed rate assets amortizing or repricing, which were funded by $7,865 in fixed rate liabilities maturing during the next 30 years and $288 in members' equity that does not have a scheduled maturity. The difference, $87 or 0.5% of total assets, represents the fixed rate assets in excess of the fixed rate debt maturing during the next 30 years. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper and bank bid notes, both of which are issued primarily with original maturities under 90 days. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, quarterly income capital securities, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, and commercial paper. CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

CFC makes use of an interest rate analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members' subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and for the portfolio as a whole. There are no scheduled maturities for the members' equity, primarily unretired patronage capital allocations. The balance of members' equity is assumed to remain relatively stable since annual retirements have been approximately equal to the annual allocation of net margin. The non-amortizing members' subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing members' subordinated certificates and members' equity are first used to "fill" any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or equity and certificates is used to calculate a TIER for each year and for the portfolio as a whole. The schedule allows CFC to analyze the impact on the overall TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. The following chart shows the scheduled amortization, and maturity of fixed rate assets and liabilities outstanding at May 31, 2000.


                          INTEREST RATE GAP ANALYSIS
                        (Fixed Rate Assets/Liabilities)
                              As of May 31, 2000

                                             Over 1    Over 3      Over 5      Over 10
                                           year but   years but   years but   years but
                              Less than   less than   less than   less than   less than     Over 20
                               1 year      3 years    5 years     10 years     20 years      years      Total


Assets:
   Amortization and repricing   $ 778       $1,673      $1,771     $2,090      $1,399        $529       $8,240
   Total assets                  $778       $1,673      $1,771     $2,090      $1,399        $529       $8,240

Liabilities and Equity:
   Long-term debt                $924       $1,536      $1,479     $1,937      $  469        $297       $6,642
   Subordinated certificates        3           25          26        295         510         364        1,223
   Member's equity                  -            -           -          -         288           -          288
   Total liabilities and equity  $927       $1,561      $1,505     $2,232      $1,267        $661       $8,153

Gap*                             $149       $ (112)     $ (266)    $  142      $ (132)       $132       $  (87)
   Cumulative gap                $149       $   37      $ (229)    $  (87)     $ (219)       $(87)
   Cumulative gap as a %
          of total assets        0.87%        0.22%      (1.34)%    (0.51)%     (1.29)%     (0.51)%

__________________________________
*  Loan amortization and repricing (over)/under debt maturities

Derivative and Financial Instruments

All of the financial instruments to which CFC was a party at May 31, 2000 were purchased for purposes other than trading. All of CFC's financial instruments at May 31, 2000 were interest rate sensitive. The following table provides the significant balances and contract terms related to the market risk related financial instruments at May 31, 2000.


                                Outstanding                        Principal Amortization                 Remaining
            Instrument            Balance    Fair Value    2001       2002     2003      2004      2005       Years
Investments                      $    74     $    74    $    74     $  -    $     -     $  -      $  -     $    -
   Average rate                    1.84%                  1.84%        -
-        -         -          -
Long-term fixed rate loans (1)     8,215       7,090        791      863        785      784       988      4,004
   Average rate                    7.00%                  6.80%    6.77%      7.03%    6.94%     7.26%      7.02%
Long-term variable rate loans      5,836       5,836        214      197        212      122       285      4,806
   Average rate (2)                7.62%                      -        -          -        -         -          -
Intermediate-term loans (3)          355         355        355        -          -        -         -          -
   Average rate                    7.39%                  7.39%        -
-        -         -          -
Line of credit loans (4)           1,611       1,611      1,611        -          -        -         -          -
   Average rate (2)                7.74%                      -        -
-        -         -          -
RUS fixed rate loans                  25          24         11        -          -        -         -         14
   Average rate                    6.43%                  5.75%        -          -        -         -       6.95%
RUS variable rate loans               64          64          1        1          1        1         1         59
   Average rate (2)                7.11%                      -        -
-        -         -          -
Restructured loans (5)               572         279          7        8          5        4         6        542
   Average rate                    3.90%                  5.00%    5.00%      5.00%    5.00%     5.00%      5.00%

Liabilities and equity:
Commercial paper                 $ 6,550     $ 6,550    $ 6,550     $  -    $     -     $  -      $  -     $    -
   Average rate                    6.17%                  6.17%        -          -        -         -          -
Bank bid notes                       155         155        155        -          -        -         -          -
   Average rate                    6.41%                  6.41%        -          -        -         -          -
Medium-term notes                  4,791       4,443      2,940      646        362      116        12        715
   Average rate                    6.30%                  6.35%    6.51%      6.25%    5.51%     6.58%      6.05%
Collateral trust bonds             3,351       3,062        100      100      1,025      300       500      1,326
   Average rate                    6.40%                  6.45%    6.75%      6.62%    5.77%     5.73%      6.59%
QUICS                                400         345          -        -          -        -         -        400
   Average rate                    7.62%                      -        -          -        -         -      7.62%
Subordinated certificates          1,340       1,340          3        4         21       23         3      1,286
   Average rate                    3.02%                  9.63%    4.70%      1.25%    1.99%     4.80%      3.04%

_____________________
(1) The principal amount of fixed rate loans is the total of scheduled principal amortizations and scheduled repricings.
(2) Variable rates are set the first day of each month.
(3) Intermediate-term loan amortizations include principal payments on variable rate loans. There is no scheduled amortization for these variable rate loans.
(4) Line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.
(5) All restructured loans were performing on the negotiated terms (see note 10 to Combined Financial Statements). Amortization based on scheduled minimum payments. At May 31, 2000 restructured loans were accruing interest at 3.90%. On June 1, 2000 that rate was increased to 5.00%

The following table provides the notional amount, average rate paid, average rate received and maturity dates for the interest rate exchange agreements to which CFC was a party at May 31, 2000.

                                           Principal Amortization
                 Notional
                 Principal  Fair                                    Remaining
Instrument        Balance   Value  2001   2002   2003   2004   2005   Years
Interest
  rate swaps       $4,817  $4,901 $2,313  $335   $622   $308   $394   $845
Average
  rate paid (1)     6.25%
Average
  rate received (1) 7.00%
___________________________________
(1) Scheduled interest rate exchange agreement maturities include agreements in which CFC pays both fixed and variable rates and receives variable rates.

The following table provides the notional amount in U.S. dollars, average rate paid, average rate received and maturity dates for the currency exchange agreements to which CFC was a party at May 31, 2000.


                                                        Principal Amortization
                   Notional            Average
                  Principal  Average    Rate      Fair                                      Remaining
Maturity Date      Balance    Rate    Received    Value  2001   2002   2003   2004   2005    Years
February 24, 2006    $390     6.22%     4.13%     $453   $  -   $  -   $  -   $ -    $   -    $390
July 14, 2000          24     6.90%     6.30%       24     24      -      -     -        -       -
August 14, 2000        24     6.72%     6.28%       26     24      -      -     -        -       -


Market Risk

CFC's primary risk exposure is interest rate risk. A secondary risk exposure is liquidity risk. CFC is also exposed to counterparty risk related to the interest rate and currency exchange agreements it has entered.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, quarterly income capital securities, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk related to the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and equity maturing by year (see chart on page 35). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 5% or less. At May 31, 2000 and 1999, 0.5% and 2.1%, respectively, of the fixed rate loans were funded with variable rate debt. The interest rate risk is minimal on variable rate loans, since the loans are priced monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, non-interest bearing members' subordinated certificates and members' equity to fund variable rate loans. At May 31, 2000 and 1999, 47% and 37%, respectively, of loans carry variable interest rates.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years. These loans are funded by variable rate commercial paper, bank bid notes, collateral trust bonds and medium-term notes, non-interest bearing members' subordinated certificates and members' equity. The average maturity of commercial paper and bank bid notes is typically about 30 to 35 days. The collateral trust bonds and medium-term notes are issued for longer periods, but typically much shorter than the maturity of the loans. Loan capital term certificates are issued for the same period as the related loan.
Thus, CFC is at risk if it is unable to continually roll over its commercial paper balances or issue other forms of variable rate debt to support its variable rate loans. CFC also faces liquidity risk in the funding of its fixed rate loans. Borrowers may select a fixed interest rate term of one year to the loan maturity. When a loan has an interest rate term of a duration shorter than loan maturity, the borrower may select a new fixed interest rate term of one year to the remaining loan maturity or the long-term variable rate. CFC does not match fund each fixed rate loan, but rather funds its fixed rate loans in aggregate. CFC matches the maturity of the fixed rate funding to the fixed interest rate terms selected, rather than the loan maturity. When the fixed interest rate term expires, CFC obtains new fixed rate funding based on the new interest rate term selected by the borrower. CFC is at risk in the rolling over of its fixed rate funding of a maturity less than the loan maturity. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At May 31, 2000 and 1999, CFC had a total of $5,493 and $4,793, respectively, in revolving credit agreements and bank lines of credit. Subsequent to the end of the fiscal year, CFC increased the total of revolving credit agreements and bank lines of credit to $7,040. To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 38). CFC also maintains shelf registrations with the SEC for its collateral trust bonds, medium-term notes and quarterly income capital securities. At May 31, 2000 and 1999, CFC had effective shelf registrations totaling $175 and $700 related to collateral trust bonds, $2,542 and $144 related to medium-term notes and $100 and $100 related to quarterly income capital securities, respectively. Subsequent to the year-end on June 9, 2000, CFC registered an additional

$1,000 and $300, respectively, related to collateral trust bonds and quarterly income capital securities. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At May 31, 2000 and 1999, CFC had $0 and $50 of commercial paper, respectively, and $985 and $735 of medium-term notes, respectively, outstanding to European investors. CFC has issuance authority of $1,000 related to commercial paper and $2,000 related to medium-term notes under these programs. CFC believes that the ability to issue debt in both domestic and foreign markets allows CFC to maintain access to capital in the event of disruptions in either the domestic or foreign markets. In addition, CFC believes that its policy of setting interest rates at the time a fixed rate loan is advanced and the ability to reset all variable rates at least monthly protects it from erosion of its net margin in the event that CFC is unable to access the market efficiently or if rates in the market increase sharply.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements. To mitigate this risk, CFC only enters into interest rate exchange agreements with highly rated counterparties. At May 31, 2000 and 1999, CFC was a party to $4,817 and $2,796, respectively, of interest rate exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under the interest rate exchange agreement. At May 31, 2000, CFC's interest rate exchange agreement counterparties had credit ratings ranging from A to AAA as assigned by Standard & Poor's Corporation.

Foreign Currency Risk

CFC may issue European commercial paper, medium-term notes or bonds denominated in foreign currencies. For any such obligation issued, CFC expects to enter into a foreign currency exchange agreement with a highly rated counterparty. The cost of the currency exchange agreement would be factored into the interest rate CFC pays on the obligation and included in CFC's total cost of funds. At May 31, 2000, CFC had a total of $390 of medium-term notes, denominated in Euros and $48 of medium-term notes denominated in British Pound Sterling outstanding.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into foreign currency exchange agreements. To mitigate this risk, CFC only enters into foreign currency exchange agreements with highly rated counterparties. At May 31, 2000, CFC was a party to $438 of foreign currency exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under the foreign currency exchange agreements. At May 31, 2000, CFC's foreign currency counter parties had credit ratings ranging from AA to AA+ as assigned by Standard & Poor's Corporation.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service, Standard & Poor's Corporation and Fitch Investors Service. The following table presents CFC's credit ratings at May 31, 2000.

                     Moody's Investors   Standard & Poor's   Fitch Investors
                           Service          Corporation         Service

Direct
Collateral trust bonds       Aa3               AA                 AA
Domestic and European
       medium-term notes     A1                AA-                AA-
Quarterly income capital
       securities            A2                A                  A+
Domestic and European
       commercial paper      P-1               A-1+               F-1+

Guarantees
Leveraged lease debt         A1                AA-                AA-
Pooled bonds                 Aa3               AA-                AA-
Other bonds                  A1                AA-                AA-
Short-term                   P-1               A-1+               F-1+

The ratings listed above have the meaning as defined by each of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating organizations.

Member Investments

At May 31, 2000 and 1999, CFC's members provided 16.6% and 20.4% of total capitalization as follows:

          MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

                         2000      % of Total     1999     % of Total
Commercial paper        $   841         13%      $1,063        18%
Medium-term notes           294          6%         211         3%
Members' subordinated
     certificates         1,340        100%       1,240       100%
Members' equity             341        100%         295       100%
Total                    $2,816                  $2,809
Percentage of total
     capitalization        16.6%                   20.4%

The total amount of member investments increased by $7 at May 31, 2000, compared to May 31, 1999. The volume of growth experienced by CFC over the last few years has resulted in member required equity purchases and member excess cash available for investment in CFC medium-term notes and commercial paper not being sufficient to maintain the percentage of member investment as compared to total investment. Total capitalization at May 31, 2000 was $16,929, an increase of $3,126 over the total capitalization of $13,803 at May 31, 1999. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 17.8% and 21.6% at May 31, 2000 and 1999, respectively.

During fiscal year 2000, CFC made a number of policy changes intended to increase the amount of members' equity and members' subordinated certificates outstanding. The amount of members' investments as a percentage of total capitalization should begin to increase as result of these changes. As stated earlier, CFC's management is committed to maintaining the leverage and debt to equity ratios within an acceptable range. Increasing the amount of members' equity and subordinated certificates outstanding is a significant component of that effort.

Historical Results

The following chart provides CFC's key operating results over the last five years.

                            SELECTED KEY FINANCIAL DATA

As of May 31:                     2000      1999      1998     1997     1996
Net loans                       $16,450   $13,491   $10,329   $8,678   $7,728
Total liabilities               $15,402   $12,390   $ 9,174   $7,573   $6,577
Total members' subordinated
     certificates and equity    $ 1,682   $ 1,535   $ 1,508   $1,484   $1,477
Guarantees                      $ 1,998   $ 1,893   $ 2,080   $2,132   $2,266
Leverage ratio (1)                 8.12      7.11      6.39     5.87     5.70
Debt to equity (2)                 6.46      5.52      4.51     3.97     3.63

Gross margin                    $   161   $   128   $    99   $   91   $   82
Net margin                      $   115   $    76   $    62   $   55   $   49
TIER (3)                           1.13      1.12      1.12     1.12     1.12
____________________
(1) The leverage ratio is calculated by dividing debt and guarantees outstanding, excluding quarterly income capital securities and debt used to fund loans guaranteed by RUS, by the total of members' subordinated certificates, members' equity and quarterly income capital securities.
(2) The debt to equity ratio is calculated by dividing debt outstanding, excluding quarterly income capital securities and debt used to fund loans guaranteed by RUS, by the total of members' subordinated certificates, members' equity, the loan loss allowance and quarterly income capital securities.
(3) The TIER is calculated by dividing net margin before extraordinary items plus the cost of funds by the cost of funds.

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

CFC's borrowers have not experienced any significant year 2000 related incidents, that would have a material adverse impact on their business operations and their ability to generate revenue to service debt obligations.

Financial and Industry Outlook

RUS loans and loan guarantees continue to provide a significant portion of the financing needed by electric cooperatives.

The most recent significant change in the RUS electric loan programs began in fiscal year 1999, when the RUS funding programs shifted away from more heavily subsidized direct lending to RUS guarantees of loans made by the FFB at the government's cost of money plus 1/8th of one percent. For example, for fiscal year 2000, the RUS has authority to provide $1,700 of loan guarantees versus direct electric lending authority of $416($121 at a fixed 5% hardship interest rate and $295 at municipal rates).
The same pattern of large loan guarantee programs relative to the size of RUS direct lending is expected to continue in fiscal year 2001 and future years.

The RUS loan guarantee program is expected to be the preferred source of funding for rural electric generation projects, including the combustion turbine projects being planned by several generation and transmission systems. The RUS direct lending programs will provide assistance to electric cooperatives that may be in greater need of subsidized interest
rate loans.   Other electric distribution cooperatives, including the
approximately 250 cooperatives that have exited the RUS loan program, rely on private lenders, like CFC, for all of their financing needs.

During fiscal year 2000, CFC advanced approximately $205 to electric borrowers for the purpose of prepaying their RUS loans. From March 1994, the date final regulations were adopted, through May 2000, CFC advanced a total of $2,908 to borrowers for this purpose. To date, CFC has been selected as the lender for 95% of the RUS debt refinancings. At May 31, 2000, there were applications pending at RUS for an additional $31 of buyouts in which CFC has been selected as the lender and has approved loan commitments. Future volume of RUS note prepayments will depend on a number of factors including interest rates, tax consequences and possible acquisition or other business opportunities available to the members. CFC does not expect large volumes of prepayment requests to be made at any one time, but CFC believes that there will be a steady stream of activity.

CFC believes that it will be difficult to maintain the rapid loan growth experienced over the last four years. Since May 31, 1996, CFC has increased the balance of loans outstanding by $8,732 or 110%, from a balance of $7,946 at May 31, 1996 to a balance of $16,678 at May 31, 2000. The primary factor limiting future growth is the significant increase to the amount of RUS loan guarantees available. RUS has increased the authorized level of loan guarantees from $300 to about $1,700. These funds have typically been advanced from the FFB, which is able to raise funds at lower rates. CFC became an eligible lender under the loan guarantee program in February 1999 and has a total of $43 in loans outstanding at May 31, 2000. There is a long lead time to secure the RUS guaranteed loan funds. In some cases, CFC members will not be able to wait that long and will borrow from CFC, and in other cases CFC will provide bridge financing that will be paid off by the advance of the RUS guaranteed loan funds.

In addition, CFC may not be the sole lender in future large transactions extended to its members. In the past, CFC would lend the entire amount for deals that met the lending requirements. In the future, CFC may bring together a syndicate of lenders or sell loan participations. Not lending the full amount required in these large transactions will assist CFC in a number of ways, including the management of both the debt to equity ratio and credit concentration with large borrowers.

The telecommunications loan portfolio has grown significantly in the last few years. The growth has come from the sell off of rural exchanges by larger telecommunications organizations (primarily GTE) and the expansion of wireless services. Future growth in telecommunications lending is expected to come from the following areas:
* acquisitions of rural exchanges from investor-owned organizations that require a high rate of return;
* consolidations of rural telecommunications companies;
* expansion of wireless services, including local multiple distribution services, which offer a variety of one and two way broadband telecommunications services; and
* refinancing of existing debt.

The significant loan growth over the past few years has caused CFC's debt to equity and leverage ratios to increase. CFC has implemented a number of policies during fiscal year 2000 and in the first quarter of fiscal year 2001 aimed at increasing the level of retained equity. CFC has made changes that will result in an increase in the amount of loan certificates required to be purchased by borrowers that have a CFC debt to equity ratio in excess of the amount stated in the policy. CFC has also created a new subordinated certificate not tied to the advance of a loan or guarantee that members may purchase at any time. CFC has created a member's capital reserve in which a portion of each year's net margins will be placed. This reserve will be maintained by CFC as retained unallocated margins. CFC will have the ability to allocate the retained margins to its members. These changes should begin to increase CFC's equity retention, which will help maintain the debt to equity and leverage ratios within an acceptable range.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion on pages 37 and 38.

Item 8.    Financial Statements and Supplementary Data.

The Combined Financial Statements, Auditors' Report and Combined Quarterly Financial Results are included on pages 52 through 78 (see Note 14 to Combined Financial Statements for a summary of the quarterly results of CFC's operations).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III


Item 10.    Directors and Executive Officers of the Registrant.

(a)  Directors

Name                                          Age    Director   Date present
                                                       Since    term expires

Benson Ham (President of CFC)                  66      1995         2001
R.B. Sloan, Jr. (Vice President of CFC)        48      1996         2002
Wade R. Hensel (Secretary-Treasurer of CFC)    48      1997         2003
James Andrew                                   63      1999         2001
Robert A. Caudle                               55      1999         2002
James P. Duncan                                54      2000         2003
Glenn English                                  59      1994         2001
Alden J. Flakoll                               66      1996         2002
James A. Hudelson                              55      1999         2002
Kenneth Krueger                                62      1997         2003
Stephen R. Louder                              48      1998         2001
Eugene Meier                                   71      1997         2003
R. Layne Morrill                               60      1995         2001
Robert J. Occhi                                53      1996         2002
Clifton M. Pigott                              56      1997         2003
Timothy Reeves                                 52      1998         2001
Brian D. Schlagel                              50      1998         2001
Thomas W. Stevenson                            58      1997         2003
Clifford G. Stewart                            54      1997         2001
Robert Stroup                                  55      1996         2002
Robert C. Wade                                 66      1997         2003
Eldwin A. Wixson                               68      1995         2001

(b)  Executive Officers

Title                                 Name                  Age   Held present
                                                                  office since
President and Director                Benson Ham             66       1999
Vice President and Director           R.B. Sloan, Jr.        48       1999
Secretary-Treasurer and Director      Wade R. Hensel         48       1999
Governor and Chief Executive Officer  Sheldon C. Petersen    47       1995
Senior Vice President of Member
     Services and General Counsel     John J. List           53       1997
Senior Vice President and
     Chief Financial Officer          Steven L. Lilly        50       1994
Senior Vice President of Operations   John T. Evans          50       1997
Senior Vice President of
Corporate Relations                   Richard E. Larochelle  47       1998
Senior Vice President of RTFC         Lawrence Zawalick      42       2000

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

Mr. Ham has been a Director of Central Georgia Electric Membership Cooperative, Jackson, GA, since 1983. He is retired as the managing partner of the law firm of Ham, Jenkins, Wilson & Wangerin, from 1991 to 1998. He is a partner in Sleepy Creek Farms, a commercial cow-calf operation established in 1983. He also served for ten years in the Georgia Legislature. He is currently a member of the Monroe County Economic Development Authority. He has served as President of the Flint Judicial Circuit Bar Association from 1962 to 1963 and has served on the Board of Governors of the Georgia Bar Association. He currently serves as a member of the Board of Directors of Georgia Transmission Corporation and Georgia Electric Membership Corporation.

Mr. Sloan has been Chief Executive Officer of Energy United, a consolidated corporation since 1998, and one of its predecessor cooperatives, Crescent Membership Corporation, since 1989. He has been a member of the boards of North Carolina Electric Membership Corporation, North Carolina Association of Electric Cooperatives, and Tarheel Electric Membership Association since 1989. He was Chairman of the North Carolina Rural Electrification Authority from 1987 to 1993. He is also the past Chairman of the National Association of Counties' Rural Development Committee, past Chairman of the Greater Statesville Chamber of Commerce and the past Chairman of the Iredell County Board of Commissioners.

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

Mr. Andrew has served on the NRECA Board since 1989, and has been President since 1999. He serves as director of Jefferson Energy Cooperative since 1976, and is also director and former president for Georgia Electric Membership Corporation. Before his semi-retirement, Mr. Andrew was president/owner of BAS, Inc., an agricultural irrigation business in Waynesboro, GA. He serves as Chairman of Ogeechee Valley Bank since 1997 where he has been on the bank board since 1973. He also serves on the Board of Queensboro, Inc., a bank holding company.

Mr. Caudle is a Trustee for the Lea County Electric Cooperative in Lovington, NM. He has been active in the domestic oil and gas industry as a partner in two independent companies, CB Partners of Midland, TX, since 1992 and M & W of Lovington, NM since 1993. Since 1990, Mr. Caudle has also owned a consulting business named after him which specializes in utility title and regulatory issues in Lovington, NM.

Mr. Duncan is the CEO and General Manager of Sumter Electric Cooperative, Inc. In addition, Mr. Duncan is a director of Seminole Electric Cooperative and also serves as its Chairman of Finance Committee and Vice Chairman of the Rate Committee. He is a Vice President of Florida Electric Cooperatives Association and the Vice President of Sumter County Economic Development Council. He serves as Deputy Campaign Chairperson of the United Way of Lake and Sumter Counties and is active in numerous other community organizations.

Mr. English has been Chief Executive Officer of NRECA, Washington, DC, since March 1994. He served in the United States House of Representatives from 1975 to 1994. He served on the House Agriculture Committee from 1975 to 1994 and was Chairman of the House Agricultural Subcommittee on Environment, Credit and Rural Development in 1989.

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

Mr. Hudelson has been General Manager of Wyoming Rural Electric Company since 1976. He became Chairman of the Legislative Committee for the Wyoming Rural Electric Association in 1989. He served as president of Goshen County

Economic Development Corporation from 1991 to 1994, and has been a member since 1990. He has been the Director for the Eastern Wyoming Development Corporation since 1999.

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

Mr. Louder has been President and General Manager of Deaf Smith Electric Cooperative, Hereford, TX, since 1992. He is a director and currently serves as Secretary/Treasurer at Golden Spread Electric Cooperative and a former member and Chairman of the Texas Electric Cooperative Member Services Committee. He is a registered professional engineer in the state of Texas, a member of the Community Christian School Board of Trustees and a member of the Board of Elders at Community Church in Hereford, TX. He is also active in local economic development and the 4-H Club.

Mr. Meier has been a Director of Cooperative Development Services since 1998 and the Director of Pierce-Pepin Cooperative Service, Ellsworth, WI, since 1991. He has been Vice President of the Wisconsin Electric Cooperative since 1995 and was Chairman of its Legislative Committee from 1994 to 1997. Prior to his retirement in 1994, Mr. Meier was Maintenance Foreman of Continental Nitrogen and Resources, Inc. He has also owned and operated a farm since 1964. He has been a director of the Wisconsin Federation of Cooperatives since 1995. He is a former member of Legislative Standing Committee, NRECA, and a former executive committee member of the Wisconsin Electric Cooperative Association. He is an active member and President of Joy Lutheran Church of Prescott.

Mr. Morrill has been a Director of White River Valley Electric Cooperative, Inc., Branson, MO, since 1976 and is currently serving as Secretary-Treasurer. He is also a Director of KAMO Electric Cooperative. He has been President of Shepherd of the Hills Realty Co., Inc., and President of Shepherd of the Hills Properties Inc., since 1967. He is also a Director of the Bank of Kimberling City and of Rural Missouri Cable T.V. Inc. He has been President of the Kimberling City Water Company since 1982.

Mr. Occhi has been Executive Vice President and General Manager of Coast Electric Power Association, Bay St. Louis, MS, since 1986. He has been a Director of the South Mississippi Electric Power Association since 1986 and past President of the Electric Power Associations of Mississippi. He is also Vice President of the Mississippi Council of Farmer Cooperatives and of the Greater Biloxi Economic Development Foundation, and a past Director of the Mississippi Economic Council.

Mr. Pigott has been the Executive Vice President and General Manager of Beauregard Electric Cooperative, DeRidder, LA, since 1988. He has been President of the Association of Louisiana Electric Cooperatives from 1994 to 1999, a director of Cajun Electric Power Cooperative from 1992 to 1999, and a member of Louisiana Electric Distribution Cooperative Managers Association since 1988. He has been a director of the Louisiana Resource Recovery and Development Authority from 1990 to 1998. Mr. Pigott is currently Director of the Rotary Club, and is a member of the Chamber of Commerce, the Beauregard Parish Cattlemen's Association, the Allen Parish Rice Growers Association, and the Human Resources Management Association.

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

Mr. Schlagel has been the President of Morgan County REA, Fort Morgan, CO, since 1997. He has owned and operated Schlagel Farms, an irrigated agriculture enterprise, since 1971. Mr. Schlagel is also a Director of the Colorado Rural Electric Association, serves on the Facilities Committee at Tri-State Generation and Transmission Association, Inc., is Vice President of Roggen Farmer's Elevator Association and a Fellow of the Colorado Agriculture Leadership Program. He also served as President of Strasburg School District 31-J and Vice President of the Southeast Wild Fire Protection District.

Mr. Stevenson has been President and Chief Executive Officer of Wolverine Power Supply Cooperative, Inc., Cadillac, MI, since 1995. He was the General Manager and Chief Executive Officer of Ketchikan Public Utilities, Ketchikan, AK from 1989 to 1995. He has been a Director of Michigan Association of Rural Electric Cooperatives since 1995. He is a member of NRECA's Power and Generation Committee and G & T Managers Association. Mr. Stevenson served as mayor pro tem and city council member of Longmont, CO, from 1978 to 1981. He served as a board member of Denver Regional Council of Governments, and as a board member and executive committee member of Ketchikan Chamber of Commerce. He is a member of the American Institute of Certified Public Accountants, the Colorado Society of CPAs, Rotary International (Paul Harris Fellow), and the American Legion.

Mr. Stewart has been the Vice President and General Manager of Oregon Trail Electric Consumers Cooperative, Baker City, OR, since 1993, and is Chairman of the Board at Pacific Northwest Generating Cooperative since 1998. He was general manager of Farmers' Electric Cooperative, Inc., from 1985 to 1993 and served on the Clovis-Curry Economic Development Board from 1990 to 1993. He is past president of the New Mexico Rural Electric Self Insurers Fund, a former director of the New Mexico Rural Electric Association, and Chairman of the Association's Publications committee.

Mr. Stroup has owned a construction and design company since 1964. He has been a Director of Hoosier Energy REC since 1992. He is also a member of the Marietta Volunteer Fire Department and the Shelby County Chamber of Commerce.

Mr. Wade serves as Chairman of Nolin Rural Electric Cooperative Corporation, Elizabethtown, KY, and has been engaged in grain farming since 1960. He is the Director of Kentucky Association of Electric Cooperatives, of which he was Chairman from 1980 to 1982. He is Vice Chairman of Kentucky Electric Cooperatives' Political Action Committee, SURE--Speak Up for Rural Electrification. He is a member of KAEC Management and Employees Committee, and served on CFC's Committee on Objectives and Planning. Mr. Wade is a member of PNC Bank Advisory Board, board member and past President of North Central Kentucky Education Foundation, Director of Hardin County Community Foundation, a member of University of Kentucky Community College Futures Commission, past Chairman of Hardin County Planning and Development Commission and Hardin County Extension Council.

Mr. Wixson has been a Director of New Hampshire Electric Cooperative, Inc., Plymouth, NH, since June 1986 and President (now retitled Chair) of the Board of Directors since June 1992. He also served as President and CEO of Cooperative Resources, an internet service provider serving the Lakes region of New Hampshire, from the time of incorporation in April 1997 to June 1999. Mr. Wixson has been a professor of mathematics at Plymouth State College, of the University System of New Hampshire, since 1966 and was Interim Dean from July 1994 to June 1995. He also has been Chair of the Board of Directors of the Community Guaranty Savings Bank since 1988. He served as a Director of the Speare Memorial Hospital from 1986 to 1998 and rejoined the board as Vice President in September 1999. He was the principal-controlling partner of the Plymouth Pharmacy from 1979 to 1983 and was a Maine dairy farmer from 1956 to 1963.

Mr. Petersen joined CFC in August 1983 as an area representative. He became the Director of Policy Development and Internal Audit in January 1990, Director of Credit Analysis in November 1990 and Corporate Secretary on June 1, 1992. He became Assistant to the Governor on May 1, 1993. He became Assistant to the Governor and Acting Administrative Officer on June 1, 1994. He became Governor and CEO on March 1, 1995.

Mr. List joined CFC as a staff attorney in February 1972. He served as Corporate Counsel from June 1980 to 1991. He became Senior Vice
President and General Counsel on June 1, 1992, and became Senior Vice President, Member Services and General Counsel on February 1, 1997.

Mr. Lilly joined CFC as a Senior Financial Consultant in October 1983. He became Director of Special Finance in June 1985 and Director of Corporate Finance in June 1986. He became Treasurer and Principal Finance Officer on June 1, 1993. He became Senior Vice President and Chief Financial Officer on January 1, 1994.

Mr. Evans joined CFC as Senior Vice President of Operations in November 1997. He was Senior Vice President and Chief Operating Officer of Suburban Hospital Healthcare System, Bethesda, MD, from 1994 to 1997. He was Senior Vice President and Chief Operating Officer for Geisinger Medical Center, Danville, PA, from 1991 to 1994.

Mr. Larochelle joined CFC as Director of Corporate Relations in May 1996. He became Senior Vice President of Corporate Relations in August 1998. Prior to joining CFC, he was the Legislative Director at NRECA where he worked for 12 years.

Mr. Zawalick joined CFC in 1980. Throughout the years, Mr. Zawalick has held various positions. In April 1995, he was appointed Vice President of Business Development for CFC and Administrative Coordinator of RTFC. In February 2000, Mr. Zawalick was named CFC's Senior Vice President of RTFC.

(f)  Involvement in Certain Legal Proceedings.

     None to the knowledge of CFC.

(g)  Promoters and control persons.

     Inapplicable.

Item 11.     Executive Compensation

The summary compensation table below sets forth the aggregate remuneration for services in all capacities to CFC, on an accrual basis, for the three years ended May 31, 2000, 1999 and 1998, to the named executive officers. The named executive officers include the CEO and the four next most highly compensated executive officers serving at May 31, 2000, with salary and bonus for fiscal year 2000 in excess of $100,000.

                                Summary Compensation Table

                                       Annual Compensation     All Other
                                     Year   Salary    Bonus  Compensation (1)

Sheldon C. Petersen                  2000  $363,750  $83,789   $  5,823
   Governor and Chief                1999   358,750   77,656     19,208
   Executive Officer                 1998   328,854        -     25,009

John J. List                         2000   207,667   44,945      7,704
   Senior Vice President of Member   1999   198,667   43,750      3,474
   Services and General Counsel      1998   194,652   19,100      4,035

Steven L. Lilly                      2000   229,417   49,650      8,703
   Senior Vice President and         1999   218,167   48,344      8,665
   Chief Financial Officer           1998   205,869   12,200     10,352

John T. Evans (2)                    2000  212,833    46,062     24,241
   Senior Vice President of          1999  202,500    44,844     16,312
   Operations                        1998  106,571    10,500     24,252

Richard Larochelle (3)               2000  168,250    36,416     17,424
   Senior Vice President of
   Corporate Relations Group
_________________
(1) Amounts for fiscal years 2000, 1999 and 1998 include $1,173, $13,166 and $21,501 related to leave accruals and $4,050, $6,042 and $3,508 related to CFC contributions to a savings plan for Mr. Petersen;
    $4,422, $(166) and $854 related to leave accruals and $3,282, $3,640 and $3,181 related to CFC contributions to a savings plan for Mr. List; $4,885, $4,670 and $7,159 related to leave accruals and $3,818, $3,995 and $3,193 related to CFC contributions to a savings plan for Mr. Lilly; $20,699, $14,262 and $24,252 related to leave accruals and $3,542,
    $2,050 and $0 related to CFC contributions to a savings plan for Mr. Evans. Amounts for fiscal year 2000 for Mr. Larochelle include $14,059 related to leave accruals and $3,365 related to CFC contributions to a savings plan.

(2) Mr. Evans joined CFC in November 1997.  The compensation table for
    1998 includes the actual compensation paid to Mr. Evans through May 31, 1998 and not his annual salary.

(3) During fiscal year 2000, Mr. Hedberg, who was one of the top four most highly compensated employees in 1999 and 1998, left CFC and Mr. Larochelle became one of the top four most highly compensated employees.

CFC established a short-term incentive compensation plan for all employees in fiscal year 1999. The plan provides for incentive payments of between 15% and 25% of salary based on the achievement of performance targets established at the beginning of the fiscal year. CFC's executives are eligible to receive incentive payments of up to

25% of salary under this plan, depending on corporate performance and the performance of the operating groups reporting to each executive. The incentive plan replaces the bonus plan that was in effect through fiscal year 1998.

CFC's Board of Directors approves the performance targets for the incentive plan annually during the strategic planning and budgeting process. The Board of Directors will also review the performance achievements for the year and must approve the payout under the incentive plan prior to disbursement.

In July 2000, CFC's Board of Directors approved a long-term incentive plan. The plan will provide for payouts of up to 25% of salary based on performance over a three-year period. CFC's executives are eligible to receive incentive payments of up to 25% of salary under this plan. The long-term incentive will be in addition to the short-term incentive described above.

Defined Benefit or Actuarial Plan Disclosure

NRECA maintains the Retirement and Security Program entitling CFC employees to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. As of May 31, 2000, the number of years of service credited and the compensation covered under the program, respectively, for the officers listed above was as follows: Sheldon C. Petersen-16 years 9 months, $319,000; John J. List-28 years 3 months, $190,151; Steven L. Lilly-16 years 7 months, $205,399; Richard Larochelle-4 years, $145,900; and John T. Evans-2 years 6 months, $203,133.

                               Pension Plan Table
                                Years of Service
Average base salary   5         10        15        20        25        30
      $100,000     $ 9,500   $19,000   $28,500  $ 38,000  $ 47,500  $ 57,000
       125,000      11,875    23,750    35,625    47,500    59,375    71,250
       150,000      14,250    28,500    42,750    57,000    71,250    85,500
       175,000      16,625    33,250    49,875    66,500    83,125    99,750
       200,000      19,000    38,000    57,000    76,000    95,000   114,000
       225,000      21,375    42,750    64,125    85,500   106,875   128,250
       250,000      23,750    47,500    71,250    95,000   118,750   135,000*
       275,000      26,125    52,250    78,375   104,500   130,625   135,000*
       300,000      28,500    57,000    85,500   114,000   135,000*  135,000*
       325,000      30,875    61,750    92,625   123,500   135,000*  135,000*

*The Tax Reform Act of 1984 places a cap on maximum salary used to compute retirement benefits and maximum yearly benefit. For calendar year 2000, the salary cap is $170,000 (the cap represents the amount of salary for 2000 that may be used in the computation of the average base salary) and the benefits cap is $135,000.

The Budget Reconciliation Act of 1993 has set a limit of $170,000 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has set up a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

Compensation Committee Interlocks and Insider Participation

During the year ended May 31, 2000 the following directors and former directors of CFC served as members on the Executive Committee of the Board of Directors (which functions as the Board's compensation committee):

Benson Ham
Wade R. Hensel
Stephen R. Louder
R. Layne Morrill
Robert J. Occhi
Brian D. Schlagel
R. B. Sloan, Jr.,
Robert O. Williams

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

                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

       (a) Documents filed as a part of this report.

1.     Financial statements
                                                                     Page
       Report of Independent Public Accountants                       52
       Combined Balance Sheets                                        53
       Combined Statements of Income, Expenses and Net Margin         55
       Combined Statements of Changes in Members' Equity              56
       Combined Statements of Cash Flows                              57
       Notes to Combined Financial Statements                         58

2.     Financial statement schedules
                                                                     Page
       Note 14 to Combined Financial Statements "Combined Quarterly Financial Results"

All other schedules are omitted because they are not required or inapplicable or the information is included in the financial statements or notes thereto.

3. Exhibits

   3.1 - Articles of Incorporation.  Incorporated by reference to Exhibit
         3.1 to Registration Statement No. 2-46018, filed October 12, 1972.
   3.4 - Amendments to Bylaws as approved by CFC's Board of Directors and members on March 21, 2000, and a copy of the Bylaws as amended.
   4.1 - Form of Capital Term Certificate.  Incorporated by reference to
         Exhibit 4.3 Registration Statement No. 2-46018 filed October 12,
         1972.
   4.2 - Indenture dated as of February 15, 1994, between the Registrant and U.S. Bank National Associaton, trustee. Incorporated by reference to Exhibit 4.3 from the report on Form 8-K filed by CFC on June 14, 1994.
   4.3 - Revolving Credit Agreements dated February 28, 1995. Incorporated by reference to Exhibit 4.3 from CFC's quarterly report on Form 10-Q filed April 3, 1995.
   4.4 - The first amendment to the February 28, 1995 revolving credit agreements dated February 27, 1996. Incorporated by reference to
         Exhibit 4.4 from CFC's Annual Report on Form 10 filed August 27,
         1996.
   4.5 - Revolving Credit Agreement dated as of August 10, 2000 for $4,087,500,000 maturing on August 9, 2001
         CFC's Quarterly Report on Form 10-Q filed January 14, 2000.
   4.6 - Revolving Credit Agreement dated as of August 10, 2000 for $550,000,000 maturing on August 9, 2001.
        - Registrant agrees to furnish to the Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.

   Management Contracts and Compensatory Plans and Arrangements.
  10.1 - Plan Document for CFC deferred compensation program. Incorporated by reference to Exhibit 10 to Registration Statement No. 2-70355, filed December 23, 1980.
  10.2 - Employment Contract between CFC and Sheldon C. Petersen, dated as of March 1, 1996. Incorporated by reference to Exhibit 10.2 to CFC's Form 10-K filed August 27, 1996.
  10.3 - Supplemental Benefit Agreement between RTFC and Sheldon C. Petersen, dated as of March 1, 1996. Incorporated by reference to
         Exhibit 10.3 to CFC's Form 10-K filed August 27, 1996.
    12 - Computations of ratio of margin to fixed charges.
    23 - Consent of Arthur Andersen LLP.
    27 - Financial Data Schedule.

       (b) Reports on Form 8-K.
Item 5 on May 8, 2000 - Filing of Hunton and Williams tax opinion dated May 2, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 29th day of August, 2000.


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


        Signature                  Title                             Date

/s/  SHELDON C. PETERSEN     Governor and Chief
     Sheldon C. Petersen     Executive Officer

/s/  STEVEN L. LILLY         Senior Vice President and
     Steven L. Lilly         Chief Financial Officer

/s/  STEVEN L. SLEPIAN       Controller (Principal
     Steven L. Slepian       Accounting Officer)

/s/  BENSON HAM              President and Director
     Benson Ham

/s/  R.B. SLOAN, JR.         Vice President and
     R.B. Sloan, Jr.         Director

/s/  WADE R. HENSEL          Secretary-Treasurer and
     Wade R. Hensel          Director

/s/  JAMES M. ANDREW         Director                         -August 29, 2000
     James M. Andrew

                             Director
     Robert A. Caudle

/s/  JAMES P. DUNCAN         Director
     James P. Duncan

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

/s/  EUGENE MEIER            Director
     Eugene Meier

/s/  R. LAYNE MORRILL        Director
     R. Layne Morrill

/s/  ROBERT J. OCCHI         Director
     Robert J. Occhi

/s/  CLIFTON M. PIGOTT        Director
     Clifton M. Pigott

/s/  TIMOTHY REEVES          Director                         -August 29, 2000
     Timothy Reeves

/s/  BRIAN D. SCHLAGEL       Director
     Brian D. Schlagel

/s/  THOMAS W. STEVENSON     Director
     Thomas W. Stevenson

/s/  CLIFFORD G. STEWART     Director
     Clifford G. Stewart

/s/  ROBERT STROUP           Director
     Robert Stroup

                             Director
     Robert C. Wade

/s/  ELDWIN A. WIXSON        Director
     Eldwin A. Wixson

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





TO THE BOARD OF DIRECTORS
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION:


We have audited the accompanying combined balance sheets of National Rural Utilities Cooperative Finance Corporation (a not-for-profit corporation under the District of Columbia Cooperative Association Act) and other related entities ("the Companies") as discussed in Note 1 as of May 31, 2000 and 1999, and the related combined statements of income, expenses and net margin, changes in members' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of National Rural Utilities Cooperative Finance Corporation and other related entities as of May 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



                                                     ARTHUR ANDERSEN LLP

Vienna, Virginia
July 14, 2000

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                         COMBINED BALANCE SHEETS

                      (Dollar Amounts In Thousands)

                          May 31, 2000 and 1999

                                 ASSETS



                                                  2000           1999

CASH AND CASH EQUIVALENTS                    $   246,028     $    74,403

DEBT SERVICE INVESTMENTS                          22,968          22,969

LOANS TO MEMBERS, net                         16,449,753      13,491,199

RECEIVABLES                                      180,106         161,523

FIXED ASSETS, net                                 43,672          38,683

DEBT SERVICE RESERVE FUNDS                        98,870          98,870

OTHER ASSETS                                      42,043          37,605

                                             $17,083,440     $13,925,252



         The accompanying notes are an integral part of these combined financial statements.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                         COMBINED BALANCE SHEETS

                      (Dollar Amounts In Thousands)

                          May 31, 2000 and 1999

                    LIABILITIES AND MEMBERS' EQUITY



                                                  2000           1999

NOTES PAYABLE, due within one year           $ 4,252,166     $ 4,976,706

ACCOUNTS PAYABLE                                  20,145          16,707

ACCRUED INTEREST PAYABLE                         125,708          95,741

LONG-TERM DEBT                                10,595,596       6,891,122

OTHER LIABILITIES                                  8,191          10,207

QUARTERLY INCOME CAPITAL SECURITIES              400,000         400,000

MEMBERS' SUBORDINATED CERTIFICATES:
Membership subordinated certificates             641,985         641,937
Loan and guarantee subordinated certificates     698,432         597,879
Total members' subordinated certificates       1,340,417       1,239,816

MEMBERS' EQUITY                                  341,217         294,953
Total members' subordinated
   certificates and members' equity            1,681,634       1,534,769

                                             $17,083,440     $13,925,252



        The accompanying notes are an integral part of these combined financial statements.

            NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

            COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGIN

                         (Dollar Amounts In Thousands)

               For the Years Ended May 31, 2000, 1999 and 1998



                                         2000          1999          1998

Operating income                     $1,020,998      $792,052      $639,948
   Less: Cost of funds                  860,160       664,109       540,535

      Gross margin                      160,838       127,943        99,413

Expenses:
   General and administrative            26,986        27,638        23,364
   Provision for loan losses             17,355        23,866        19,027

      Total expenses                     44,341        51,504        42,391

      Operating margin                  116,497        76,439        57,022

Gain on sale of land                          -             -         5,194

Net margin before extraordinary loss    116,497        76,439        62,216

Extraordinary loss                       (1,164)            -             -

Net margin                           $  115,333      $ 76,439      $ 62,216



        The accompanying notes are an integral part of these combined financial statements.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

            COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                        (Dollar Amounts In Thousands)

           For the Years Ended May 31, 2000, 1999 and 1998


                                                                            Patronage Capital
                                                                                Allocated
                                                                           General
                                                   Education  Unallocated  Reserve
                              Total    Memberships    Fund      Margin      Fund         Other
Balance as of May 31, 1997   $271,594    $1,470       $596     $  2,289     $504       $266,735
Retirement of patronage
   capital                    (52,661)        -          -            -     (123)       (52,538)
Net margin                     62,216         -        404            -      119         61,693
Other                          (1,871)       21       (324)           -        -         (1,568)

Balance as of May 31, 1998    279,278     1,491        676        2,289      500        274,322
Retirement of patronage
   capital                    (57,601)        -          -            -        -        (57,601)
Net margin                     76,439         -        315            -        3         76,121
Other                          (3,163)       44       (448)           -        -         (2,759)

Balance as of May 31, 1999    294,953     1,535        543        2,289      503        290,083
Retirement of patronage
   capital                    (66,445)        -          -            -        -        (66,445)
Net margin                    115,333         -        631       16,329        -         98,373
Other                          (2,624)        3       (247)           -       (3)        (2,377)

Balance as of May 31, 2000   $341,217    $1,538       $927      $18,618     $500       $319,634


         The accompanying notes are an integral part of these combined financial statements.

           NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                         (Dollar Amounts In Thousands)

                For the Years Ended May 31, 2000, 1999 and 1998



                                         2000          1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net margin                        $   115,333   $     76,439  $     62,216
  Add (deduct):
    Provision for loan losses            17,355         23,866        19,027
    Depreciation                          1,726          1,454         1,274
    Amortization of issuance costs and
      deferred charges                    5,727          3,959         2,188
    Amortization of deferred income      (2,182)        (4,417)       (1,467)
    Gain on sale of land                      -              -        (5,194)
    Receivables                         (15,966)       (29,458)      (12,397)
    Accounts payable                      3,438        (10,043)        4,122
    Accrued interest payable             29,967         27,244        21,573
    Other                               (22,049)       (20,050)      (13,930)

  Net cash provided by
    operating activities                133,349         68,994        77,412

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made on loans             (8,077,346)   (10,122,726)   (5,594,408)
  Principal collected on loans        5,101,437      6,937,006     3,924,232
  Net investment in fixed assets         (6,715)       (15,075)       (1,423)
  Proceeds from sale of land                  -              -        13,489

  Net cash used in investing
    activities                       (2,982,624)    (3,200,795)   (1,658,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
     notes payable, net                  458,792        380,339      258,531
  Debt service investments, net                1              -       54,250
  Proceeds from issuance of
     long-term debt                    3,703,013      3,003,765    1,819,265
  Payments for retirement of
     long-term debt                   (1,181,993)      (387,710)    (574,455)
  Proceeds from issuance of quarterly
     income capital securities                 -        200,000       75,000
  Extraordinary loss on retirement of
     long-term debt                       (1,164)             -            -
  Proceeds from issuance of members'
     subordinated certificates           136,691         65,432       34,040
  Payments for retirement of members'
     subordinated certificates           (38,706)       (69,911)     (15,718)
  Payments for retirement of patronage
     capital                             (55,734)       (50,985)     (54,952)
  Net cash provided by financing
     activities                        3,020,900      3,140,930    1,595,961

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      171,625          9,129       15,263
BEGINNING CASH AND CASH EQUIVALENTS       74,403         65,274       50,011
ENDING CASH AND CASH EQUIVALENTS    $    246,028   $     74,403   $   65,274

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during year for
     interest                       $    837,441   $    640,947   $   525,881


        The accompanying notes are an integral part of these combined financial statements.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

               NOTES TO COMBINED FINANCIAL STATEMENTS

                 As of May 31, 2000, 1999 and 1998


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

CFC's 1,050 members as of May 31, 2000, included 902 utility members, virtually all of which are consumer-owned cooperatives, 75 service members and 73 associate members. The utility members included 832 distribution systems and 70 generation and transmission ("power supply") systems in 49 states and four U.S. territories.

Rural Telecommunications Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing and/or arranging financing for its rural telecommunication members and affiliates. RTFC's bylaws require that the majority of RTFC's Board of Directors be elected from individuals designated by CFC. CFC is the sole source of external funding for RTFC. As of May 31, 2000, RTFC had 536 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margin to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the state of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing a source of funds for its members to refinance their RUS guaranteed debt previously held by the Federal Financing Bank ("FFB"). Under this program, notes are purchased from the FFB and placed in a trust and beneficial certificates in the trust are then sold to investors. The notes held by the trust are guaranteed by the RUS. All trust certificates held by GFC were transferred to GFC by CFC. CFC is the sole source of external funding for GFC. GFC had two members other than CFC at May 31, 2000. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margin to its patrons.

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

As of May 31, 2000, CFC was authorized to lend RTFC up to $10.0 billion to fund loans to its members and their affiliates. As of the same date, RTFC had outstanding loans and unadvanced loan commitments totaling $4,994 million. RTFC's net margin is allocated to RTFC borrowers, its patrons.

Summary financial information relating to RTFC included in the combined financial statements is presented below:

As of May 31:                             2000         1999
(Dollar amounts in thousands)

Outstanding loans to
   members and their affiliates       $3,699,728   $2,710,339
Total assets                           3,975,990    2,893,810
Notes payable to CFC                   3,679,822    2,693,675
Total liabilities                      3,727,438    2,729,102
Members' subordinated certificates       213,734      135,217
Members' equity (1)                       34,818       29,491

For the years ended May 31:               2000         1999         1998
(Dollar amounts in thousands)

Operating income                      $  240,189   $  149,037     $90,663
Net margin (1)                             3,535        3,858       3,135
____________________________
(1) The transfer of RTFC equity is governed by the South Dakota Cooperative Association Act which provides that net margin shall be distributed and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage. CFC has been the sole funding source for RTFC's loans to its members. As CFC is not a borrower of RTFC and is not expected to be in the foreseeable future, RTFC's net margin would not be available to CFC in the form of patronage capital.

As of May 31, 2000, CFC had loaned GFC $45.9 million to fund the purchase from CFC of certificates evidencing interests in trusts holding RUS guaranteed notes of members. Summary financial information relating to GFC included in the combined financial statements is presented below:

As of May 31:                             2000         1999
(Dollar amounts in thousands)

Outstanding loans to members          $   45,855   $   130,940
Total assets                              47,166       133,091
Notes payable to CFC                      45,855       130,940
Total liabilities                         46,978       132,861
Members' equity (1)                          188           230

For the years ended May 31:               2000          1999        1998
(Dollar amounts in thousands)
Operating income                      $    6,349   $     7,716    $ 8,467
Net margin (1)                               589           714        798
_______________________
(1) The transfer of GFC equity is governed by the South Dakota
Cooperative Association Act which provides that net margin shall be distributed and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage. CFC has been the sole funding source for GFC's loans to its members. As CFC is not a borrower of GFC and is not expected to be in the foreseeable future, GFC's net margin would not be available to CFC in the form of patronage capital.

Unless stated otherwise, references to CFC relate to CFC, RTFC and GFC on a combined basis.

     (c) Interest Income

Interest income is recognized on an accrual basis on all loans, unless specified otherwise in Note 10.

     (d) Amortization of Bond Discounts and Bond Issuance Costs

Bond discounts and bond issuance costs are deferred and amortized as interest expense using the effective interest method over the life of each bond issue.

     (e) Nonperforming Loans

It is CFC's policy to classify a loan as nonperforming when it meets any of the following criteria:

(i) interest or principal payments are contractually past due 90 days or more,

(ii) as a result of court proceedings, repayment in accordance with the original terms is not anticipated, or

(iii) for other reasons, timely repayment of principal or interest is not expected.

     (f) Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level believed to be adequate in relation to the credit quality and amount of its loans and guarantees outstanding. According to the terms of CFC's guarantees, any amount advanced by CFC under its guarantee of a members' obligation is treated as a demand loan. It is CFC's policy to periodically review its loans and guarantees and to make adjustments to the allowance as necessary. The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized as follows for the years ended May 31:

     (Dollar amounts in thousands)         2000       1999       1998
     Balance at beginning of year       $212,203    $250,131   $233,208
     Provision for loan losses            17,355      23,866     19,027
     Charge-offs                          (1,266)    (61,794)    (2,104)
     Balance at end of year             $228,292    $212,203   $250,131

     (g) Fixed Assets

Buildings, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $10 million and $9 million as of May 31, 2000 and 1999, respectively. Depreciation and amortization expenses ($2 million, $2 million and $1 million in fiscal years 2000, 1999 and 1998, respectively) are computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.

     (h) Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, CFC is a party to financial instruments with off-balance sheet risk both to meet the financing needs of its member borrowers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, guarantees of members' obligations, currency exchange agreements and interest rate exchange agreements. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the combined balance sheets.

     (i) Accounting by Creditors for Impairment of a Loan

CFC calculates impairment of loans receivable by comparing the present value of the future cash flows associated with the loan against CFC's investment in the loan; loss reserves are provided based on the calculated impairment.

     (j)  Accounting for Certain Investments in Debt and Equity Securities

Debt service investments are recorded at amortized cost, since it is CFC's intent and ability to hold all of these investments to maturity.

     (k) Derivative Financial Instruments

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for all fiscal years beginning after June 15, 2000. CFC will be required to implement this statement as of June 1, 2001. CFC has not yet quantified all effects of adopting Statement No. 133 on its financial statements.

     (l)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the assets and liabilities and the revenue and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. While CFC uses its best estimates and judgments based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.

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

     (n)  Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the fiscal year 2000 presentation.

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

(Dollar amounts in thousands) 2000  1999

                                             Weighted                            Weighted
                                              Average    Unadvanced              Average   Unadvanced
                                    Loans    Interest   Commitments    Loans     Interest  Commitments
                                 Outstanding   Rates       (A)       Outstanding   Rates       (A)
Long-term fixed rate
     secured loans (B):
  Electric systems             $ 6,674,470    6.74%   $         -   $ 6,797,786    6.69%   $   198,010
  Telecommunication systems      1,540,928    7.36%             -     1,258,458    6.88%             -
  Total long-term fixed
     rate secured loans          8,215,398    6.86%             -     8,056,244    6.72%       198,010
Long-term variable rate
     secured loans (C):
  Electric systems               4,019,155    7.45%     7,524,197     2,334,878    5.85%     6,806,682
  Telecommunication systems      1,816,826    8.02%       589,696     1,096,312    6.43%       561,442
  Total long-term variable
     rate secured loans          5,835,981    7.62%     8,113,893     3,431,190    6.04%     7,368,124
Loans guaranteed by RUS:
  Electric systems                  89,153    6.53%             -       130,940    5.87%             -
Intermediate-term secured loans:
  Electric systems                 141,771    7.41%        48,533       198,894    6.62%        80,411
  Telecommunication systems              -       -              -           686    6.42%             -
  Total intermediate-term
     secured loans                 141,771    7.41%        48,533       199,580    6.50%        80,411
Intermediate-term unsecured loans:
  Electric systems                 200,706    7.35%       408,644       102,221    6.26%       219,248
  Telecommunication systems         12,206    7.80%         6,090        12,809    6.42%        11,680
  Total intermediate-term
     unsecured loans               212,912    7.37%       414,734       115,030    6.28%       230,928
Line of credit loans (D):
  Electric systems               1,281,483    7.59%     4,403,987       850,039    5.99%     4,183,280
  Telecommunication systems        329,768    8.32%       717,700       342,074    6.66%       538,619
  Total line of credit loans     1,611,251    7.74%     5,121,687     1,192,113    6.19%     4,721,899
Nonperforming loans (E):
  Electric systems                       -       -              -         1,643    5.55%             -
Restructured loans (F):
  Electric systems                 571,579    3.90%             -       576,662    3.90%             -
  Total loans                   16,678,045    7.12%    13,698,847    13,703,402    6.37%    12,599,372
Less:  Allowance for loan losses  (228,292)                     -      (212,203)                     -
  Net loans                    $16,449,753            $13,698,847   $13,491,199            $12,599,372
Total by member class:
  Distribution                 $10,394,985            $ 9,644,058   $ 8,714,742            $ 9,233,999
  Power supply                   2,037,108              2,054,322     1,895,712              1,963,569
  Statewide and associate          546,224                686,981       382,609                290,063
  Telecommunication systems      3,699,728              1,313,486     2,710,339              1,111,741
  Total                        $16,678,045            $13,698,847   $13,703,402            $12,599,372

________________________
(A) Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. Long-term unadvanced commitments that do not have an interest rate associated with the commitment have been listed under the variable rate. Rates, fixed or variable, are set at the time of each advance.
(B) Generally, the terms of long-term fixed rate loans range from one to 35 years. Upon expiration of the interest rate term, the borrower may select another fixed rate term of one to 35 years (but not beyond maturity of the loan) or a variable rate. The borrower may also repay to CFC the principal then outstanding together with interest due thereon and other sums, if required. Includes $102 million and $162 million of unsecured loans at May 31, 2000 and 1999, respectively.
(C) Includes $49 million and $39 million of unsecured loans at May 31, 2000 and 1999, respectively.
(D) Includes $342 million and $278 million of secured loans at May 31, 2000 and 1999, respectively.
(E) The rates on nonperforming loans are the weighted average of the stated rates on such loans as of the dates shown and do not necessarily represent the interest recognized by CFC from such loans.
(F) The rates on restructured loans represent the effective rate based on the scheduled minimum payments.

Total loans outstanding, by state or U.S. territory, are summarized below:

<captiom>

(Dollar amounts in thousands)
                                                    May 31,    May 31,
State/Territory         2000          1999     State/Territory     2000           1999
Alabama            $   431,922   $   204,861   Nebraska         $    13,928   $     15,524
Alaska                 334,694       205,106   Nevada                91,669         76,543
Arizona                 90,680        88,790   New Hampshire        282,913        257,711
Arkansas               475,015       428,697   New Jersey             7,385          6,899
California              85,577        58,843   New Mexico            83,654         85,834
Colorado               421,427       375,099   New York              18,503         17,052
Connecticut                200         2,400   North Carolina       663,073        610,656
Delaware                37,543        15,812   North Dakota          65,505         53,269
District of Columbia   386,928       258,945   Ohio                 354,835        313,631
Florida                457,197       465,114   Oklahoma             410,938        354,791
Georgia              1,499,168     1,086,622   Oregon               259,934        256,086
Hawaii                     360             -   Pennsylvania         149,902        106,839
Idaho                  125,070       112,561   South Carolina       547,906        565,434
Illinois               562,423       520,602   South Dakota         161,851        178,493
Indiana                202,051       181,430   Tennessee            117,572        101,901
Iowa                   357,726       304,480   Texas              2,541,717      1,843,776
Kansas                 299,047       288,873   Utah                 642,368        650,322
Kentucky               232,979       218,426   Vermont               56,801         51,887
Louisiana              230,806       207,967   Virgin Islands       548,928        376,409
Maine                   46,215        49,354   Virginia             362,232        298,526
Maryland               129,239       128,990   Washington            85,191         85,148
Michigan               305,464       275,538   West Virginia          1,466          4,692
Minnesota              826,804       548,255   Wisconsin            263,157        228,994
Mississippi            345,513       281,310   Wyoming              135,580        125,514
Missouri               693,376       496,010   Total            $16,678,045    $13,703,402
Montana                233,613       233,386

CFC's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands. At May 31, 2000 and 1999, no state or territory had over 15% and 13%, respectively, of total loans and guarantees outstanding.

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At May 31, 2000, the total exposure outstanding to any one borrower did not exceed 3.6% of total loans (excluding loans guaranteed by RUS) and guarantees outstanding. At May 31, 2000, CFC had $3,464 million in loans outstanding and $495 million in guarantees outstanding, to its largest 10 borrowers, representing 21% of total loans outstanding and 25% of total guarantees outstanding. Credit exposure to the largest 10 borrowers represented 21% and 19% of total credit exposure at May 31, 2000 and May 31, 1999, respectively. At May 31, 2000, the largest 10 borrowers included 4 distribution systems, 3 power supply systems and 3 telephone systems.

Set forth below are the interest rates earned on all loans outstanding during the fiscal years ended May 31:

                                               For the Years Ended May 31,
                                              2000       1999        1998
Long-term fixed rate                         6.66%       6.69%      7.12%
Long-term variable rate                      6.59%       6.20%      6.53%
Telecommunication organizations (1)          7.45%       6.88%      7.05%
Refinancing loans guaranteed by RUS          6.29%       5.87%      6.32%
Intermediate-term                            6.92%       6.98%      7.08%
Short-term                                   7.01%       6.26%      6.74%
Associate members                            6.85%       6.47%      6.65%
Nonperforming (2)(3)                         0.00%       0.00%      0.00%
Restructured                                 3.90%       1.73%      0.00%
All loans                                    6.74%       6.51%      6.60%
____________________
(1) Includes long-term fixed rate, long-term variable rate, intermediate-term and short-term loans.
(2) Rate does not reflect the recognition of $12.5 million of deferred gain in 1998.
(3) Interest rate earned by CFC recognized on a cash basis.

Long-term fixed rate loans outstanding at May 31, 2000 which will be subject to adjustment of their interest rates during the next five fiscal years are summarized as follows (due to principal repayments, amounts subject to interest rate adjustment may be lower at the actual time of interest rate adjustment):

(Dollar amounts in thousands)
                              Weighted
                               Average
                             Interest Rate    Amount Repricing
    2001                         6.24%            $323,361
    2002                         6.31%             516,267
    2003                         6.37%             380,208
    2004                         6.37%             413,907
    2005                         6.12%             439,430

At January 1, 2000, long-term fixed rate loans totaling $241.2 million had their interest rates adjusted.

On most long-term secured loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over a period ending approximately 35 years from the date of the secured promissory note. Fiscal year 2001 repayments of principal on long-term loans outstanding are expected to be an immaterial amount of such outstanding loans.

Total long-term loans maturing in each of the five fiscal years following May 31, 2000 and thereafter, are as follows:

(Dollar amounts in thousands)
                                    Amount Maturing
    2001                               $   705,221
    2002                                   545,284
    2003                                   618,060
    2004                                   493,046
    2005                                   835,323
    Thereafter                          10,943,598

CFC evaluates each borrower's creditworthiness on a case-by-case basis. It is generally CFC's policy to require collateral for long-term and certain intermediate-term loans. Such collateral usually consists of a first mortgage lien on the borrower's total system, including plant and equipment, and a pledge of future revenues. The loan and security documents also contain various provisions with respect to the mortgaging of the borrower's property, the maintenance of certain earnings and debt service coverage ratios, maintenance of adequate insurance coverage as well as certain other restrictive covenants.

Under default provisions of common mortgages securing long-term CFC loans to distribution system members that also borrow from RUS, RUS has the sole right to act within 30 days or, if RUS is not legally entitled to act on behalf of all noteholders, CFC may exercise remedies. Under common default provisions of mortgages securing long-term CFC loans to, or guarantee reimbursement obligations of, power supply members, RUS retains substantial control over the exercise of mortgage remedies.

As of May 31, 2000 and 1999, mortgage notes representing approximately $3,484 million and $3,017 million, respectively, of outstanding long-term loans to members were pledged as collateral to secure CFC's collateral trust bonds.

At May 31, 2000, CFC had a total of $89 million of loans outstanding on which RUS had guaranteed the repayment of principal and interest. There are two programs under which these loans were advanced. RUS previously allowed cooperatives to repay FFB loans early and allowed the transfer of the guarantee to the new lender. CFC had $46 million of loans outstanding through GFC that carried the RUS guarantee on the repayment of principal and interest. In

February 1999, RUS approved CFC as a lender under its loan guarantee program. During fiscal year 2000, CFC advanced $43 million under the RUS guaranteed loan program.

CFC sets variable interest rates monthly on outstanding short-term and intermediate-term loans. On notification to borrowers, CFC may adjust the interest rate semi-monthly. Under CFC's policy, the maximum interest rate which may be charged on short-term loans is the prevailing bank prime rate plus 1% per annum; on intermediate-term loans, the prevailing bank prime rate plus 1 1/2% per annum; and on RTFC short-term loans, the prevailing bank prime rate plus 1 1/2% per annum.

At May 31, 2000 and 1999, CFC had nonperforming loans in the amount of $0 and $2 million, respectively. During the fourth quarter of fiscal year 2000, CFC received the payment required to bring $28 million of nonperforming loans current. In addition, CFC wrote off the remaining $2 million of nonperforming loans in April 2000. At May 31, 1999, all loans classified as nonperforming were on a nonaccrual basis with respect to recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $0.1 million, $0.1 million and $0.4 million for the years ended May 31, 2000, 1999 and 1998, respectively.

At May 31, 2000 and 1999, the total amount of restructured loans was $572 million and $577 million, respectively. A total of $22 million of interest was accrued on restructured loans for the year ended May 31, 2000 at 3.90%. The effect of not accruing interest income at the stated rates on restructured loans was a decrease in interest income of $19 million, $23 million and $25 million for the years ended May 31, 2000, 1999 and 1998, respectively.

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

Certificates currently purchased in conjunction with loans are noninterest-bearing and are generally repaid periodically over the life of the loan in relation to the loan principal balance outstanding. Such certificate purchase requirements, if any, range from 1% to 12% of the loan amount depending on the membership classification of the borrower and the borrower's leverage ratio, including the new CFC loan.

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with CFC's guarantee program vary in accordance with applicable CFC policy. Members may be required to purchase noninterest-bearing debt service reserves subordinated certificates in connection with CFC's guarantee of long-term tax-exempt bonds (see Note 8). Proceeds from the sale of such certificates are pledged by CFC to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued. These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

Information with respect to members' subordinated certificates at May 31 is as follows:

                                                         2000                      1999
                                                           Weighted                    Weighted
(Dollar amounts in thousands)                  Amounts      Average        Amounts       Average
                                             Outstanding  Interest Rate  Outstanding  Interest Rate
Number of subscribing members                      902                        908
Membership subordinated certificates
Certificates maturing 2020 through 2090      $ 626,812                 $  626,560
Subscribed and unissued                         15,173                     15,377
Total membership subordinated certificates     641,985         4.83%      641,937         4.83%
Loan and guarantee subordinated certificates
3% certificates maturing through 2040          126,860                    127,625
5.30% to 12.12% certificates maturing
     through 2039                               71,877                     64,576
Noninterest-bearing certificates maturing
     through 2040                              452,298                    368,126
Subscribed and unissued                         47,397                     37,552
Total loan and guarantee subordinated
     certificates                              698,432         1.36%      597,879         1.56%

Total members' subordinated certificates    $1,340,417         3.02%   $1,239,816         3.25%

CFC estimates the amount of members' subordinated certificates that will be repaid during the next five fiscal years will total approximately 1.14% of certificates outstanding at May 31, 2000.

(4)     Notes Payable and Credit Arrangements

Notes payable due within one year as of May 31, and weighted average interest rates thereon, are summarized as follows:

                                                         2000                      1999
                                                           Weighted                    Weighted
(Dollar amounts in thousands)                  Amounts      Average        Amounts       Average
                                             Outstanding  Interest Rate  Outstanding  Interest Rate
Commercial paper sold through dealers,
   net of discounts of $72 and $34,
   respectively                             $ 5,576,445        6.29%   $ 4,684,066         4.96%

Commercial paper sold by CFC directly
   to members, at par                           841,229        6.35%     1,063,450         4.86%
Commercial paper sold by CFC directly
   to nonmembers, at par                        132,361        6.32%       123,727         4.86%
                                              6,550,035        6.17%     5,871,243         4.94%

Bank bid notes                                  155,000        6.41%       375,000         4.86%

Long-term debt maturing within one year       3,039,631        6.36%     1,132,963         5.34%
Total notes payable due within one year       9,744,666        6.23%     7,379,206         5.00%
Notes payable supported by revolving credit
  agreements, classified as
  long-term debt (see Note 5)                (5,492,500)       6.23%    (2,402,500)        5.00%
Total notes payable due in one year after
   reclassification to long-term            $ 4,252,166        6.23%   $ 4,976,706         5.00%

Other information with regard to notes payable due within one year at May 31, is as follows:

(Dollar amounts in thousands)       2000            1999           1998
Original maturity range of
    Notes outstanding at
    year-end                   1 to 260 days   1 to 270 days   1 to 268 days

Weighted average maturity
    of notes outstanding at
    year-end                         85 days         38 days         34 days

Average amount outstanding
    During the year               $8,796,932      $5,757,698      $5,976,346

Maximum amount outstanding
    at any month-end during
    the year                      $9,744,666      $7,335,247      $6,281,683

CFC enters short-term bank bid note agreements, which are unsecured o bligations of CFC and do not require back-up bank lines for liquidity purposes. Bank bid note facilities are uncommitted lines of credit for which CFC does not pay a fee. The commitments are generally subject to termination at the discretion of the individual banks.

As of May 31, 2000, CFC had three revolving credit agreements totaling $5,493 million which are used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by National Cooperative Services Corporation ("NCSC") and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser for the benefit of its members.

Under a five-year agreement, executed in November 1996, CFC can borrow $2,403 million until November 26, 2001. J.P. Morgan Securities Inc. and
The Bank of Nova Scotia were Co-Syndication Agents, and Chase Manhattan
Bank is the Administrative Agent for this agreement that is with 55 banks. Any amounts outstanding under the multi-year facility will be due on the maturity date. On September 30, 1999, a 364-day agreement for $2,540 million was executed with 31 banks including Chase Manhattan Bank as Administrative Agent, Bank of America, N.A. as Syndication Agent, The Bank of Nova Scotia and Banc One, N.A. as Co-Documentation Agents and Chase Securities Inc. and Bank of America Securities LLC as Joint Lead Arrangers. A second 364-day facility for $550 million was also executed on September 30, 1999 with ten banks, including The Bank of Nova Scotia as Lead Arranger and Administrative Agent and Banc One, N.A. as Documentation Agent. Both of the 364-day facilities have a revolving credit period that terminates on September 29, 2000 during which CFC can borrow and such borrowings may be converted to a one-year term loan at the end of the revolving credit period.

In connection with the five-year facility, CFC pays a per annum facility fee of .090 of 1%. The per annum facility fee for both agreements with a 364-day maturity is .085 of 1%. There is no commitment fee for any of the revolving credit facilities. If CFC's senior secured debt ratings decline below AA- or Aa3 and amounts outstanding exceed 50% of the total commitment, the facility fees may be replaced with a utilization fee of .125 of 1%. Generally, pricing options are the same under all three agreements and are at one or more rates as defined in the agreements, as selected by CFC.

The multi-year revolving credit agreement requires CFC, among other things, to maintain members' equity and members' subordinated certificates of at least $1,418 million at May 31, 2000 (increased each fiscal year by 90% of net margin not distributed to members). The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The revolving credit agreements prohibit CFC from incurring senior debt (including guarantees but excluding indebtedness incurred to fund RUS guaranteed loans) in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and quarterly income capital securities, and restrict with certain exceptions, the creation by CFC of liens on its assets. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of collateral trust bonds outstanding. Provided that CFC is in compliance with these financial covenants (including that CFC has no material contingent or other liability or material litigation that was not disclosed or reserved against in its most recent annual financial statements) and is not otherwise in default, CFC may borrow under the agreements until the termination dates. As of May 31, 2000 and May 31, 1999, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements.

At May 31, 2000 and May 31, 1999, CFC classified $5,493 million and $2,403 million, respectively, of its notes payable outstanding as long-term debt based on the ability to borrow under each of the facilities. CFC expects to maintain more than $5,493 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under these facilities, subject to the conditions therein.

(5)     Long-Term Debt

The following is a summary of long-term debt as of May 31:

                                                     2000                      1999
                                                         Weighted                    Weighted
(Dollar amounts in thousands)                Amounts      Average        Amounts       Average
                                           Outstanding  Interest Rate  Outstanding  Interest Rate
Notes payable supported by
   revolving credit agreement agreements:     $ 5,492,500      6.23%     $2,402,500        5.00%
Medium-term notes:
   Medium-term notes, sold through dealer       1,731,121                 1,596,913
Medium-term notes, sold directly to members       121,072                    46,037
Subtotal                                        1,852,193                 1,642,950
       Less:  unamortized discount                   (480)                     (627)
Total medium-term notes                         1,851,713      6.31%      1,642,323        6.10%

Collateral trust bonds:
6.45%, Bonds, due 2001                                  -                   100,000
6.75%, Bonds, due 2001                            100,000                   100,000
6.50%, Bonds, due 2002                            100,000                   100,000
6.70%, Bonds, due 2002                            100,000                   100,000
5.00%, Bonds, due 2002                            200,000                   200,000
5.95%, Bonds, due 2003                            100,000                   100,000
7.375%, Bonds, due 2003                           525,000                         -
5.30%, Bonds, due 2003                            100,000                   100,000
6.00%, Bonds, due 2004                            200,000                   200,000
6.375%, Bonds, due 2004                           100,000                   100,000
6.125%, Bonds, due 2005                           200,000                   200,000
6.65%, Bonds, due 2005                             50,000                    50,000
5.50%, Bonds, due 2005                            200,000                   200,000
7.30%, Bonds, due 2006                            100,000                   100,000
6.20%, Bonds, due 2008                            300,000                   300,000
5.75%, Bonds, due 2008                            225,000                   225,000
Floating Rate, Series E-2, due 2010 (1)             2,068                     2,078
5.70%, Bonds, due 2010                            200,000                   200,000
7.20%, Bonds, due 2015                             50,000                    50,000
6.55%, Bonds, due 2018                            175,000                   175,000
9.00%, Series V, due 2021 (1)                     130,000                   150,000
7.35%, Bonds, due 2026                            100,000                   100,000
Subtotal                                        3,257,068                 2,852,078
Less:  unamortized discount                        (5,685)                   (5,779)
Total collateral trust bonds                    3,251,383      6.34%      2,846,299        6.42%
Total long-term debt                          $10,595,596      6.28%     $6,891,122        5.85%

______________________
(1) Issued under the 1972 indenture.

The principal amount of medium-term notes and collateral trust bonds maturing (including any sinking fund requirements) in each of the five fiscal years following May 31, 2000 and thereafter is as follows:

                                                         Weighted Average
(Dollar amounts in thousands)        Amount Maturing      Interest Rate
2001 (1)                               $3,039,631             6.36%
2002                                      746,306             6.54%
2003                                    1,386,820             6.52%
2004                                      416,050             5.70%
2005                                      511,641             5.74%
Thereafter                              2,042,279             6.40%
______________________
(1) The amount scheduled to mature in fiscal year 2001, has been presented as long-term debt due in one year under notes payable.

Under the 1972 indenture for collateral trust bonds, CFC is required to maintain funds in a debt service investment account equivalent to principal and interest payments due on the bonds over the next 12 months. At May 31, 2000 and 1999, CFC had $23 million of such funds invested in bank certificates of deposit and marketable securities.

The outstanding collateral trust bonds are secured by the pledge of mortgage notes taken by CFC in connection with long-term secured loans made to those members fulfilling specified criteria as set forth in the indentures. Medium-term notes are unsecured obligations of CFC.

Interest Rate Exchange Agreements

The following table lists the notional principal amounts and the weighted average interest rates paid/received by CFC under interest rate exchange agreements at May 31, 2000 and 1999:

(Dollar amounts in thousands)
                            Weighted
Maturity Date         Interest Rate Paid    Interest Rate Received   Notional Principal Amount
                        2000      1999         2000        1999       2000             1999
June-1999        (3)      -       5.00%           -        5.81%    $        -      $   50,000
September-1999   (1)      -       4.99%           -        5.06%             -         300,000
November-1999    (1)      -       4.96%           -        5.06%             -         450,000
January-2000     (2)      -       6.47%           -        4.85%             -          52,851
June-2000        (1)   6.61%         -         6.86%          -        675,000               -
July-2000        (1)   6.63%         -         6.86%          -        301,363               -
August-2000      (2)   4.95%      4.95%        6.50%       4.85%       190,000         220,000
September-2000   (2)   5.12%      5.13%        6.50%       4.85%        10,410          20,805
September-2000   (1)   6.62%         -        11.11%          -        250,000               -
October-2000     (2)   4.55%      4.55%        6.50%       4.85%        20,000          20,000
January-2001     (1)   6.62%         -         6.86%          -        500,000               -
January-2001     (2)   6.09%      6.09%        6.50%       6.50%        65,749          65,749
February-2001    (2)   5.63%      5.63%        6.50%       4.85%       300,000         300,000
September-2001   (2)   5.15%      5.15%        6.50%       4.85%        34,810          34,810
May-2002         (1)   6.60%         -         6.86%          -        300,000               -
January-2003     (2)   5.56%      5.56%        6.50%       4.85%        22,375          22,375
February-2003    (3)   6.79%         -         7.57%          -        525,000               -
April-2003       (2)   7.01%         -         6.50%          -         75,000               -
June-2003        (2)   5.86%      5.86%        6.50%       4.85%        48,000          48,000
August-2003      (2)   5.85%      5.85%        6.86%       5.07%       100,000         100,000
September-2003   (2)   5.24%      5.24%        6.50%       4.85%        91,230          91,229
October-2003     (2)   4.76%      4.76%        6.50%       4.85%        68,576          90,546
September-2004   (2)   5.28%      5.28%        6.50%       4.85%        15,080          17,650
October-2004     (2)   6.59%      6.23%        6.50%       4.85%       150,700          38,000
November-2004    (2)   5.30%      5.30%        6.50%       4.85%       122,000         122,000
January-2005     (2)   5.70%      5.70%        6.50%       4.85%         8,000           8,000
April-2005       (2)   7.02%         -         6.50%          -         97,820               -
April-2006       (2)   6.89%      6.89%        6.50%       4.85%       100,000         100,000
January-2008     (2)   5.84%      5.84%        6.50%       4.85%        14,000          14,000
July-2008        (2)   5.86%      5.86%        6.50%       4.85%        40,400          40,400
September-2008   (2)   5.48%      5.48%        6.50%       4.85%        66,410          67,560
October-2008     (2)   5.00%      5.00%        6.50%       4.85%        33,512          33,512
April-2009       (2)   5.54%      5.54%        6.50%       4.85%        29,700          33,000
September-2010   (2)   6.80%         -         6.50%          -         43,000               -
January-2012     (2)   6.01%      6.01%        6.50%       4.85%        13,000          13,000
February-2012    (2)   6.00%      6.00%        6.50%       4.85%         9,000          10,000
December-2013    (2)   5.43%      5.43%        6.50%       4.85%       173,300         175,100
June-2014        (2)      -       6.43%           -        4.85%             -          18,250
June-2018        (2)   6.88%      6.88%        6.50%       4.85%         5,000           5,000
September-2020   (2)   6.91%         -         6.50%          -         43,000               -
December-2026    (2)   5.58%      5.58%        6.50%       4.85%        48,185          48,185
September-2028   (2)   5.75%      5.75%        6.50%       4.85%       118,440         120,000
April-2029       (2)   5.95%      5.95%        6.50%       4.85%        66,000          66,000
September-2030   (2)   6.90%         -         6.50%          -         43,000               -
Total                                                               $4,817,060      $2,796,022

________________________________
(1) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(2) Under these agreements, CFC pays a fixed rate of interest and receives interest based on a variable rate.
(3) Under these agreements, CFC pays a variable rate of interest and receives a fixed rate of interest.

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

CFC's objective in using interest rate exchange agreements in which it pays a variable rate and receives a fixed rate is to change the rate on a portion of its medium-term notes from fixed to variable. The rate on the medium-term notes is exchanged to variable to allow the use of medium-term notes in the funding of short-term variable rate loans. The net difference between the rate paid by CFC and the rate received is included in the cost of funds.

In all interest rate exchange agreements, CFC receives a rate that is equal to the rate on the underlying debt and pays a rate that is tied to the rate on the asset funded by the exchange agreement and underlying debt.

CFC is exposed to counterparty credit risk on these interest rate exchange agreements if the counterparty to the interest rate swap agreement does not perform pursuant to the agreement's terms. CFC only enters into interest rate exchange agreements with financial institutions rated single A and above.

During fiscal years 1999 and 2000, CFC issued medium-term notes denominated in foreign currencies. The following chart provides details of the related foreign currency exchange agreement that CFC had outstanding at May 31, 2000:


(Currency amounts in thousands)
Type of Debt (1) Issue Date         Maturity Date    U.S. Dollars   Foreign Currency (2)  Rate
    MTN         February 24, 1999   February 24, 2006    $390,250     350,000 EU          1.115
    MTN         July 14, 1999       July 14, 2000          23,363      15,000 GBP         1.558
    MTN         August 13, 1999     August 14, 2000        24,225      15,000 GBP         1.615

______________________________
(1) MTN - CFC medium-term notes
(2) EU - Euros, GBP - British Pound Sterling

CFC enters into an exchange agreement to sell the amount of foreign currency received from the investor for U.S. dollars on the issuance date, and to buy the amount of foreign currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss which might otherwise have been produced by the foreign currency borrowing.

Commercial paper principal and interest are paid at maturity, which will range from 1 day to 270 days. Interest is paid annually on foreign currency denominated medium-term notes with maturities longer than one year. CFC considers the cost of all related foreign currency exchange agreements as part of the total cost of debt issuance when deciding on whether to issue debt in the U.S. or foreign capital markets and whether to issue the debt denominated in U.S. or foreign currencies.

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

                                                   2000                      1999
                                                       Weighted                    Weighted
(Dollar amounts in thousands)              Amounts      Average        Amounts       Average
                                         Outstanding  Interest Rate  Outstanding  Interest Rate

8.00% quarterly income capital
        securities, due 2045              $125,000                    $125,000
7.65% quarterly income
        capital securities, due 2046        75,000                      75,000
7.375% quarterly income
        capital securities, due 2047       200,000                     200,000
Total quarterly income
        capital securities                $400,000      7.62%         $400,000          7.62%

(6)     Employee Benefits

CFC is a participant in the National Rural Electric Cooperative Association ("NRECA") Retirement and Security Program. This program is available to all qualified CFC employees. Under the program, participating employees are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. CFC contributed $1.1 million, $1.0 million and $0.7 million to the Retirement and Security Program during fiscal years 2000, 1999 and 1998. Funding requirements are charged to general and administrative expenses which are billed on a monthly basis. This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

The Budget Reconciliation Act of 1993 has set a limit of $170,000 for calendar year 2000 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has established a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

CFC recognizes in current year margin any expected payouts for post-retirement benefits (other than pensions) as a result of current service. Post-retirement benefits include, but are not limited to, health and welfare benefits provided after retirement. While CFC allows retired employees to participate in its medical and life insurance plans, the retirees must do so at their own expense. Any liability which may be incurred by allowing retired employees to remain on CFC's medical and life insurance plans is not material to CFC's financial condition, results of operations or cash flows.

CFC offers a 401(k) defined contribution savings program to all employees that have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. CFC contributes an amount equal to 2% of an employee's salary each year for all employees participating in the program. During the years ended May 31, 2000 and May 31, 1999, CFC contributed a total of $215,824 and $190,195, respectively, under the program.

(7)     Retirement of Patronage Capital

Patronage capital in the amount of $66 million was retired in August 1999, representing 70% of the allocation for the fiscal year 1999 and one-sixth of the total allocations for fiscal years 1989, 1990 and 1991. The $66 million includes $11 million retired to RTFC and $0.2 million retired to GFC. RTFC retired $13 million to its members in January 2000 and GFC retired $0.2 million to its members in September 1999.

It is anticipated that CFC will retire patronage capital totaling $77 million, representing 70% of the fiscal year 2000 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocations, on August 31, 2000. Management anticipates that 70% of RTFC's margin for fiscal year 2000 will be retired in January 2001, and that 100% of GFC's margin for fiscal year 2000 will be retired in the second quarter of fiscal year 2001. Future retirements of patronage capital will be made as determined by the respective Boards of Directors with due regard for their individual financial conditions.

(8)     Guarantees

As of May 31, 2000 and 1999, CFC had outstanding guarantees of the following contractual obligations of its members:

(Dollar amounts in thousands)                           2000          1999

Long-term tax exempt bonds (A)                      $1,024,340    $1,062,185
Debt portions of leveraged lease transactions (B)      111,319       174,961
Indemnifications of tax benefit transfers (C)          259,223       285,169
Letters of credit (D)                                  328,995       208,732
Other guarantees (E)                                   274,325       162,150
Total                                               $1,998,202    $1,893,197
_________________________
(A) CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of a default by a system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantee, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all of the system's assets, but CFC may not exercise remedies thereunder for up to two years. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

Of the amounts shown above, $920 million and $947 million as of May 31, 2000 and 1999, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if such bonds have not previously been sold to other purchasers by the remarketing agents.

(B) CFC has guaranteed debt issued by NCSC in connection with leveraged lease transactions. The amounts shown represent loans from NCSC to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a CFC member. The loans are secured by the property leased and the owner's rights as lessor. NCSC borrowed the funds for these loans either under a CFC guarantee or directly from CFC.

(C) CFC has unconditionally guaranteed to lessors certain indemnity payments which may be required to be made by the lessees in connection with tax benefit transfers. The amounts shown represent CFC's maximum potential liability at May 31, 2000 and 1999. However, the amounts of such guarantees vary over the lives of the leases. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured pari passu with RUS by a first lien on substantially all of the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law, no further guarantees of this nature are anticipated.

(D) CFC issues irrevocable letters of credit to support members' obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the issuer of the letter of credit within one year from the date of the draw, with interest accruing from such date at the issuer's variable rate of interest in effect on the date of the draw. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees.

(E) At May 31, 2000 and 1999, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $171 million and $64 million, respectively.

Guarantees outstanding by state and territory are summarized as follows:

(Dollar amounts in thousands)

                               May 31,                                  May 31,
                         2000         1999                          2000         1999
Alabama              $   62,200    $   65,575     Mississippi    $   58,740    $   60,665
Alaska                    4,840         1,600     Missouri          161,974       173,048
Arizona                  52,462        55,012     Montana               100           100
Arkansas                106,639       113,901     New Hampshire       6,000             -
Colorado                 59,547        60,209     North Carolina    108,150       111,600
District of Columbia    314,494       175,120     Ohio                5,000             -
Florida                 238,032       293,735     Oklahoma           38,432        45,144
Hawaii                   13,500             -     Oregon             15,075        19,650
Illinois                 13,935         2,171     Pennsylvania       12,651        11,995
Indiana                 117,824       120,866     South Carolina      3,495         3,750
Idaho                       850           850     Texas             146,090       138,881
Iowa                     10,432        11,417     Utah               89,740        54,794
Kansas                   38,091        39,214     Virginia            4,050         4,150
Kentucky                175,610       181,030     Wisconsin           2,050         2,050
Michigan                    700         1,050     Wyoming            10,550        10,715
Minnesota               126,948       134,905     Total          $1,998,202    $1,893,197

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

The following table details the scheduled reductions in each of the fiscal years following May 31, 2000 to the amount of obligations guaranteed by CFC:

               (Dollar amounts in thousands)                  Amount
                          2001                              $  232,764
                          2002                                 202,528
                          2003                                  93,282
                          2004                                 207,848
                          2005                                 204,194
                          Thereafter                         1,057,586

(9)     Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, "Disclosure about
Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 2000 and 1999, along with other valuation methodologies which are summarized below. The estimated fair value information presented is not necessarily indicative of amounts CFC could realize currently in a market sale since CFC may be unable to sell such instruments due to contractual restrictions or to the lack of an established market. The estimated market values have not been updated since May 31, 2000, therefore current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming collateral trust bonds under early redemption provisions and allowing borrowers to prepay their loans, CFC has held and intends to hold all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 2000 and 1999.

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

Carrying and fair values as of May 31, 2000 and 1999 are presented as follows:


(Dollar amounts in thousands)                 2000                          1999
                                 Carrying Value   Fair Value   Carrying Value   Fair Value
Assets:
Cash and cash equivalents           $  246,028    $  246,028     $    74,403    $    74,403
Debt service investments                22,968        22,968          22,969         22,969
Loans to members, net               16,449,753    15,030,991      13,491,199     12,648,316

Liabilities:
Notes payable (1)                   $9,744,666    $9,744,679      $7,379,206    $ 7,379,203
Long-term debt (1)                   5,103,096     4,465,947       4,488,622      4,334,428
QUICS                                  400,000       344,680         400,000        400,586

Off-Balance Sheet Instruments:
Interest rate exchange agreements   $        -    $   83,664      $        -    $    44,539
Currency exchange agreements                 -        65,486               -        (20,436)
Commitments						   -             -               -
      -

_________________________
(1) Prior to reclassification of notes payable supported by the revolving credit agreements.

(10)     Contingencies

(a) At May 31, 2000 and 1999, CFC had nonperforming loans in the amount of $0 and $2 million, respectively. During the fourth quarter of fiscal year 2000, CFC received the payment required to bring $28 million of nonperforming loans current. In addition, CFC wrote off the remaining $2 million of nonperforming loans in April 2000. At May 31, 1999, all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income. At May 31, 2000 and 1999, CFC had restructured loans in the amount of $572 million and $577 million, respectively. All restructured loans were on accrual status with respect to the recognition of interest income. A total of $23 million of interest was accrued on restructured loans for the year ended May 31, 2000.

(b) CFC classified $572 million and $577 million of the amount described in
Note 10(a) as impaired pursuant to the provisions of FASB Statements No. 114 and 118 at May 31, 2000 and 1999, respectively. CFC had established $85 million and $101 million of the loan loss allowance for such impaired loans at May 31, 2000 and May 31, 1999, respectively. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $22 million on loans classified as impaired during the year ended May 31, 2000. The average recorded investment in impaired loans for the year ended May 31, 2000 was $578 million compared to $460 million for the year ended May 31, 1999.

(c) Deseret Generation & Transmission Co-operative ("Deseret") is a power supply member of CFC located in Utah. Deseret owns and operates the Bonanza generating plant ("Bonanza") and owns a 25% interest in the Hunter generating plant along with a system of transmission lines. Deseret also owns and operates a coal mine through its Blue Mountain Energy subsidiary. Due to large anticipated increases in demands for electricity, the Bonanza site was designed for two plants and Deseret built the infrastructure to support two plants, although only one plant has been built to date. When the large increases in demand never materialized, Deseret was unable to make the debt payment obligations on the Bonanza plant and debt service payments to RUS. As a consequence, Deseret and its creditors entered into several restructuring agreements.

In 1991, Deseret and its creditors signed the Agreement Restructuring Obligations ("ARO") which restructured Deseret's obligations to CFC, RUS and certain other creditors. Deseret was unable to meet the payment schedule established by the ARO which resulted in the agreement being amended by a second agreement. In 1996 Deseret and CFC entered into an Obligations Restructuring Agreement ("ORA"). Under the ORA, Deseret agreed to make quarterly minimum payments and to share excess cashflow with CFC through December 31, 2025, while CFC agreed to forebear from exercising any remedies. CFC continued to pay and perform on all of the obligations it had guaranteed for Deseret. In connection with the ORA, on October 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740 million from RUS for the sum of $239 million.
The member systems of Deseret purchased from CFC, for $55 million, a participation interest in the RUS debt. The participation agreement allows the Deseret member distribution systems to put the participations back to CFC unconditionally on December 31, 2019.

Certain other creditors brought litigation regarding the CFC Deseret agreement. In December 1998, all parties to the litigation entered into a settlement arrangement. The settlement arrangement allowed CFC to effect the early redemption of the Bonanza Secured Lease Obligation Bonds, which were outstanding at an interest rate in excess of 9%. The settlement arrangement also resulted in an amendment of the Deseret cashflow payments in the final years of the agreement.

In March 1998, the cities of Riverside, CA and Anaheim, CA brought FERC and civil actions against Deseret. All of these actions were dismissed in April 2000, with no material impact on Deseret's ability to meet its annual payment requirements under the ORA.

At May 31, 2000 and 1999, CFC had the following exposure to Deseret:

(Dollar amounts in millions)                   2000      1999
Loans outstanding (1)                          $572      $577
Guarantees outstanding:
Tax-exempt bonds                                  2         3
Mine equipment leases                            47        52
Letters of credit                                28         -
Other (2)                                        12        12
Total guarantees                                 89        67
Total exposure                                 $661      $644
_____________________________
(1) As of May 31, 2000, the loan balance of $572 million to Deseret is comprised of $179 million of cash flow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC, $266 million related to the redemption of the Bonanza secured lease obligation bonds, $99 million related to the purchase of RUS loans, $18 million related to the original CFC loan to Deseret and $10 million related to the settlement of the foreclosure litigation.
(2) Other guarantees includes a guarantee of certain operational and maintenance expenses.

Deseret has made all payments required by the ORA. CFC received minimum cashflow payments totaling $31 million and excess cash payments totaling
$10 million during the year ended May 31, 2000. For calendar year 1999, the total payments collected, $41 million, were split $35 million to CFC and $6 million to the member participations based on the ORA. Through June 30, 2000, Deseret had made quarterly payments totaling $17 million. A total of $34 million is due from Deseret during calendar year 2000.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(d) At May 31, 2000, no other borrowers were in payment default. At May 31, 1999, one borrower was in payment default to CFC on an unsecured loan totaling $2 million.

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


(Dollar amounts in thousands)
                                 For the year ended May 31, 2000
                    Electric Systems  Telecommunications Systems  Total Combined
Income statement:
Operating income         $   780,809          $  240,189           $ 1,020,998
Cost of funds                624,033             236,127               860,160
   Gross margin              156,776               4,062               160,838
Operating expenses            26,421                 565                26,986
Loan loss provision           17,355                   -                17,355
Net margin before
   extraordinary item        113,000               3,497               116,497
Extraordinary loss            (1,164)                  -                (1,164)
   Net margin            $   111,836          $    3,497           $   115,333

Assets:
Loans outstanding        $12,750,025          $3,699,728           $16,449,753
Other assets                 357,425             276,262               633,687
Total assets             $13,107,450          $3,975,990           $17,083,440


 (Dollar amounts in thousands)
                                 For the year ended May 31, 1999
                    Electric Systems  Telecommunications Systems  Total Combined
Income statement:
Operating income         $   643,014          $  149,038          $   792,052
Cost of funds                519,289             144,820              664,109
   Gross margin              123,725               4,218              127,943
Operating expenses            27,255                 383               27,638
Loan loss provision           23,866                   -               23,866
   Net margin            $    72,604          $    3,835          $    76,439

Assets:
Loans outstanding        $10,780,860          $2,710,339          $13,491,199
Other assets                 250,582             183,471              434,053
Total assets             $11,031,442          $2,893,810          $13,925,252


(Dollar amounts in thousands)
                                 For the year ended May 31, 1998
                    Electric Systems  Telecommunications Systems  Total Combined
Income statement:
Operating income         $   549,285          $   90,663          $   639,948
Cost of funds                453,312              87,223              540,535
   Gross margin               95,973               3,440               99,413
Operating expenses            23,059                 305               23,364
Loan loss provision           19,027                   -               19,027
Net margin before
     extraordinary item       53,887               3,135               57,022
Gain on sale of land           5,194                   -                5,194
   Net margin            $    59,081          $    3,135          $    62,216

(12) Gain on Sale of Land

During the year ended May 31, 1999, CFC sold land with a cost basis of $8 million for $13 million, resulting in a gain of $5 million.

(13) Extraordinary Loss

During the year ended May 31, 2000, CFC incurred a $1 million loss related to the early redemption of collateral trust bonds.

(14) Combined Quarterly Financial Results (Unaudited)

Summarized results of operations for the four quarters of fiscal years 2000 and 1999 are as follows:

(Dollar amounts in thousands)                   Fiscal Year 2000
                                                  Quarters Ended
                   August 31  November 30  February 29   May 31   Total Year
Operating income   $226,680   $243,140      $265,842    $285,336  $1,020,998
Gross margin         35,839     37,979        41,697      45,323     160,838
Total expenses       13,872     14,368         6,069      10,032      44,341
Net margin           21,967     23,612        35,628      34,126     115,333


(Dollar amounts in thousands)                    Fiscal Year 1999
                                                  Quarters Ended
                   August 31  November 30  February 29   May 31   Total Year
Operating income   $180,448   $192,547      $200,344    $218,713   $792,052
Gross margin         28,479     34,149        27,511      37,804    127,943
Total expenses       10,986     15,918         6,520      18,080    51,504
Net margin           17,493     18,230        20,991      19,725    76,439