Form 10-Q
period 2000-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2000-10-16
CIK 70502

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended August 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From To

Commission File Number 1-7102

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DISTRICT OF COLUMBIA (State or other jurisdiction of incorporation or organization)	52-0891669 (I.R.S. Employer Identification No.)

Woodland Park, 2201 Cooperative Way, Herndon, VA 20171-3025

(Address of principal executive offices)

Registrant's telephone number, including the area code (703) 709-6700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X    NO__

PART 1.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS

(Dollar Amounts In Thousands)

A S S E T S

	August 31, 2000	May 31, 2000

Cash and cash equivalents	$ 164,081	$ 246,028

Debt service investments	26,185	22,968

Loans to members, net	18,402,885	16,449,753

Receivables	209,380	180,106

Fixed assets, net	43,348	43,672

Debt service refunds	98,870	98,870

Other assets	43,469	42,043

	$18,988,218	$17,083,440

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS

(Dollar Amounts In Thousands)

L I A B I L I T I E S  A N D  M E M B E R S'  E Q U I T Y

	August 31, 2000	May 31, 2000

Notes payable, due within one year	$ 4,540,559	$ 4,252,166

Accounts payable	16,166	20,145

Accrued interest payable	131,609	125,708

Long-term debt	12,089,955	10,595,596

Other liabilities	21,270	8,191

Quarterly income capital securities	400,000	400,000

Members' subordinated certificates:
Membership subordinated certificates	641,985	641,985
Loan and guarantee subordinated certificates	837,788	698,432
Total members' subordinated certificates	1,479,773	1,340,417
Members' equity	308,886	341,217
Total members' subordinated certificates and members' equity	1,788,659	1,681,634

	$18,988,218	$17,083,440

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGIN

(Dollar Amounts in Thousands)

For the Three Months Ended August 31, 2000 and August 31, 1999

	Quarter Ended August 31,
	2000	1999

Operating income	$329,798	$226,928
Less: cost of funds	269,381	190,853

Gross margin	60,417	36,075

Expenses:
General and administrative	5,635	5,357
Provision for loan losses	10,400	8,751

Total expenses	16,035	14,108

Net margin before extraordinary loss	44,382	21,967

Extraordinary (loss)	(331)	-

Net margin	$ 44,051	$ 21,967

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

(Dollar Amounts in Thousands)

For the three months ended August 31, 2000 and 1999

					Patronage Capital Allocated
	Total	Memberships	Education Fund	Unallocated Margin	General Reserve Fund	Other

Quarter ended August 31, 2000:
Balance at May 31, 2000	$341,217	$1,538	$ 927	$18,618	$500	$319,634
Retirement of patronage capital	(77,379)	-	-	-	-	(77,379)
Net margin	44,051	-	-	44,051	-	-
Other	997	1	103	-	-	893

Balance at August 31, 2000	$308,886	$1,539	$1,030	$62,669	$500	$243,148

Quarter ended August 31, 1999:
Balance at May 31, 1999	$294,953	$1,535	$ 543	$ 2,289	$503	$290,083
Retirement of patronage capital	(66,445)	-	-	-	-	(66,445)
Net margin	21,967	-	-	21,967	-	-
Other	504	(4)	(43)	-	-	551

Balance at August 31, 1999	$250,979	$1,531	$ 500	$24,256	$503	$224,189

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CASH FLOWS

(Dollar Amounts In Thousands)

For the Three Months Ended August 31, 2000 and 1999

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin	$ 44,051	$ 21,967
Add (deduct):
Provision for loan losses	10,400	8,765
Depreciation	484	322
Amortization of deferred income	(423)	(605)
Amortization of issuance costs and deferred charges	1,692	1,330
Receivables	(30,402)	6,052
Accounts payable	(3,979)	2,944
Accrued interest payable	5,901	27,691
Other	(5,469)	(3,818)

Net cash provided by operating activities	22,255	64,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(3,551,056)	(1,778,612)
Principal collected on loans	1,587,524	1,114,833
Investment in fixed assets	(160)	(4,671)

Net cash used in investing activities	(1,963,692)	(668,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, net	1,624,528	722,849
Debt service investments, net	(3,217)	(3,413)
Proceeds from issuance of long-term debt	1,630,729	894,325
Payments for retirement of long-term debt	(1,472,801)	(937,409)
Extraordinary loss on retirement of long-term debt	(331)	-
Proceeds from issuance of members' subordinated certificates	146,521	19,532
Payments for retirement of members' subordinated certificates	(6,038)	52
Payments for retirement of patronage capital	(59,901)	(55,734)

Net cash provided by financing activities	1,859,490	640,202

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(81,947)	36,400
BEGINNING CASH AND CASH EQUIVALENTS	246,028	74,403
ENDING CASH AND CASH EQUIVALENTS	$ 164,081	$ 110,803

Supplemental disclosure of cash flow information:
Cash paid during three month period for interest	$ 266,659	$ 164,102

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

CFC's 1,050 members as of August 31, 2000 included 904 rural electric utility system members, virtually all of which are consumer-owned cooperatives, 73 service members and 73 associate members.  The utility member systems included 833 distribution systems and 71 generation and transmission systems operating in 49 states and two U.S. territories.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the State of South Dakota in September 1987.  RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunications members and affiliates.  RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements.  As of August 31, 2000, RTFC had 538 members other than CFC.  RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative ("GFC") was incorporated as a private cooperative association in the State of South Dakota in December 1991.  GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of loans guaranteed by the Rural Utilities Service ("RUS").  GFC's results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements.  Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS.  GFC had two members other than CFC at August 31, 2000.  GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of August 31, 2000 (unaudited) and May 31, 2000, and the combined results of operations, cash flows and changes in members' equity for the three months ended August 31, 2000 (unaudited) and August 31, 1999 (unaudited).

The Notes to Combined Financial Statements for the years ended May 31, 2000 and 1999 should be read in conjunction with the accompanying financial statements.   (See CFC's Form 10-K for the year ended May 31, 2000, filed on August 29, 2000).

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

(b) Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions.  CFC has a $1,000 membership interest in RTFC and GFC.  CFC exercises control over RTFC and GFC through permanent majority representation on their Boards of Directors.  CFC manages the affairs of RTFC and GFC through long-term management agreements. CFC services the loans for GFC for which it collects a servicing fee.  As of August 31, 2000, CFC had committed to lend RTFC up to $10 billion to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $6,631 million and $4,994 million as of August 31, 2000 and May 31, 2000, respectively.  RTFC's net margin is allocated to RTFC's borrowers.  Summary financial information relating to RTFC is presented below:

	(Unaudited)
(Dollar amounts in thousands)	August 31, 2000	May 31, 2000
Outstanding loans to members and their affiliates	$5,176,171	$3,699,728
Total assets	5,609,438	3,975,990
Notes payable to CFC	5,137,775	3,679,822
Total liabilities	5,218,223	3,727,438
Members' subordinated certificates	348,142	213,734
Members' equity (1)	43,073	34,818
	(Unaudited)
	For the three months ended
(Dollar amounts in thousands)	August 31, 2000	August 31, 1999
Operating income	$93,198	$48,715
Net margin (1)	1,087	912

____________________

(1) The transfer of RTFC equity is governed by the South Dakota Cooperative Association Act, which provides that net margin shall be distributed and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage.  CFC has been the sole funding source for RTFC's loans to its members.  As CFC is not a borrower of RTFC and is not expected to be in the foreseeable future, RTFC's net margin would not be available to CFC in the form of patronage capital.

Summary financial information relating to GFC is presented below:

	(Unaudited)
(Dollar amounts in thousands)	August 31, 2000	May 31, 2000
Outstanding loans to members and their affiliates	$45,855	$45,855
Total assets	47,535	47,166
Notes payable to CFC	45,855	45,855
Total liabilities	47,444	46,978
Members' equity (1)	91	188

	(Unaudited)
	For the three months ended
(Dollar amounts in thousands)	August 31, 2000	August 31, 1999
Operating income	$900	$1,928
Net margin (1)	87	178

____________________

(1) The transfer of GFC equity is governed by the South Dakota Cooperative Association Act, which provides that net margin shall be distributed and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage.  CFC has been the sole funding source for GFC's loans to its members.  As CFC is not a borrower of GFC and is not expected to be in the foreseeable future, GFC's net margin would not be available to CFC in the form of patronage capital.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.  In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133.  In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.  Statement No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  The statement is effective for all fiscal years beginning after June 15, 2000.  CFC will be required to implement this statement as of June 1, 2001.  CFC has not yet quantified all effects of adopting Statement No. 133 on its financial statements.

(2)  Debt Service Account

A provision of the 1972 indenture between CFC and U.S. Bank Trust National Association as trustee requires monthly deposits into a debt service account held by the trustee, generally in amounts equal to one-twelfth of the total annual interest payments, annual sinking fund payments and the principal amount of bonds maturing within one year.  These deposits may be invested in permitted investments, as defined in the indenture (generally bank certificates of deposit and prime-rated commercial paper).

On February 15, 1994, CFC completed a collateral trust bond indenture with U.S. Bank National Association as trustee.  This indenture does not require the maintenance of a debt service account.  All collateral trust bonds issued since that date and all future collateral trust bonds will be issued under this new indenture.

(3) Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of August 31, 2000 and May 31, 2000, mortgage notes representing approximately $3,507 million and $3,484 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure collateral trust bonds.  Both the 1972 indenture and the 1994 indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC's revolving credit agreement (see Footnote 6), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding.  Collateral trust bonds outstanding at August 31, 2000 and May 31, 2000 were $3,345 million and $3,351 million, respectively.

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

Activity in the allowance account is summarized as follows for the three months ended August 31, 2000 and the year ended May 31, 2000.

(Dollar amounts in thousands )	August 31, 2000	May 31, 2000
Balance at beginning of year	$228,292	$212,203
Provision for loan losses	10,400	17,355
Charge-offs	-	(1,266)
Balance at end of quarter	$238,692	$228,292
Loan loss allowance as a percentage of:
Total loans	1.28%	1.37%
Total loans and guarantees	1.16%	1.22%
Total non-performing and restructured loans	41.75%	39.94%

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

The proceeds from certain non-interest bearing subordinated certificates issued in connection with CFC's guarantees of member's tax-exempt bonds are pledged by CFC to the debt service reserve fund established in connection with the bond issue. Any earnings from the investment of the debt service reserve fund inure solely to the benefit of the member.

(6) Credit Arrangements

As of August 31, 2000, CFC had three revolving credit agreements totaling $7,040 million. These revolving credit agreements are used principally to provide liquidity support for CFC's outstanding commercial paper. In addition, these revolving credit agreements provide liquidity support for both the commercial paper issued by the National Cooperative Services Corporation ("NCSC") and guaranteed by CFC, and the adjustable or floating rate bonds, which CFC has guaranteed and is standby purchaser for the benefit of its members.

Under a five-year agreement executed in November 1996, CFC can borrow $2,403 million until November 26, 2001. J.P. Morgan Securities Inc. and The Bank of Nova Scotia were Co-Syndication Agents, and Chase Manhattan Bank is the Administrative Agent for this agreement with 52 banks. Any amounts outstanding under the multi-year facility will be due on the maturity date. On August 10, 2000, a 364-day agreement for $4,087 million was executed with 34 banks including: Chase Manhattan Bank as Administrative Agent, Bank of America, N.A. as Syndication Agent, The Bank of Nova Scotia and Banc One, N.A. as Co-Documentation Agents and Chase Securities Inc. and Bank of America Securities LLC as Joint Lead Arrangers. A third revolving credit agreement for $550 million was also executed on August 10, 2000 with ten banks, including The Bank of Nova Scotia as Arranger and Administrative Agent (the "BNS facility") and Banc One, N.A. as Documentation Agent. Both of the 364-day agreements have a revolving credit period that terminates on August 9, 2001 during which CFC can borrow and such borrowings may be converted to a one-year term loan at the end of the revolving credit period.

In connection with the five-year facility, CFC pays a per annum facility fee of .090 of 1%. The per annum facility fee for both agreements with a 364-day maturity is .085 of 1%. There is no commitment fee for any of the long-term revolving credit facilities; however, up front fees between .010 and .040 of 1% were paid to banks in the 364-day agreements based on their level of commitment. If CFC's senior secured debt ratings decline below AA- or Aa3 and amounts outstanding exceed 50% of the total commitment, the facility fees may be replaced with a utilization fee of .125 of 1%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

The multi-year revolving credit agreement requires CFC, among other things, to maintain members' equity and members' subordinated certificates of at least $1,418 million at May 31, 2000 (increased each fiscal year by 90% of net margin not distributed to members). The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and quarterly income capital securities ("QUICS"). Senior debt includes guarantees; however, it excludes:

-	guarantees to members where either the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor's Corporation or Baa1 by Moody's Investors Service, or
-

the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor's Corporation or a financial strength rating of Aaa by Moody's Investors Service.

-	In addition, indebtedness incurred to fund RUS guaranteed loans is excluded from thecalculation of senior debt.

The revolving credit agreements also restrict, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of collateral trust bonds outstanding. CFC may borrow under the agreements until the termination dates provided that CFC is in compliance with these financial covenants and is not in default under these agreements. Compliance with the financial covenants includes that CFC has no material contingent or other liability or material litigation not disclosed or reserved against in its most recent annual financial statements. As of August 31, 2000 and May 31, 2000, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the facilities, CFC classified $7,040 million and $5,493 million, respectively, of its notes payable outstanding as long-term debt at August 31, 2000 and May 31, 2000. CFC expects to maintain more than $7,040 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the facilities, subject to the conditions therein.

(7) Unadvanced Loan Commitments

As of August 31, 2000 and May 31, 2000, CFC had unadvanced loan commitments, summarized by type of loan.

(Dollar amounts in thousands)	August 31, 2000	May 31, 2000
Long-term	$ 7,514,537	$ 7,524,197
Intermediate-term	342,809	457,177
Short-term	4,384,523	4,403,987
Telecommunications	1,455,234	1,313,486
Total unadvanced loan commitments	$13,697,103	$13,698,847

Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. CFC may require additional information to assure itself that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the documents supplied to CFC. Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements. Collateral and security requirements for loan commitments are identical to those for advanced loans.

(8) Retirement of Patronage Capital

CFC patronage capital in the amount of $77 million was retired in August 2000, representing 70% of the allocation for fiscal year 2000 and one-ninth of the total allocations for fiscal years 1991, 1992 and 1993. The $77 million includes $17 million retired to RTFC. GFC retired patronage capital in the amount of $0.2 million. RTFC will retire 70% of its fiscal year 2000 allocation later this fiscal year. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC's, RTFC's and GFC's Boards of Directors with due regard for CFC's, RTFC's and GFC's financial condition.

to patrons may be made annually as determined by CFC's, RTFC's and GFC's Boards of Directors with due regard for CFC's, RTFC's and GFC's financial condition.

(9) Guarantees

As of August 31, 2000 and May 31, 2000, CFC had guaranteed the following contractual obligations of its members.

(Dollar amounts in thousands)	August 31, 2000	May 31, 2000
Long-term tax exempt bonds (A)	$1,018,280	$1,024,340
Debt portions of leveraged lease transactions (B)	109,253	111,319
Indemnifications of tax benefit transfers (C)	250,397	259,223
Letters of credit (D)	327,483	275,995
Other guarantees (E)	284,477	274,325
Total	$1,989,890	$1,945,202

_______________

(A)

CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due.  In the event of default by a system for nonpayment of debt service, CFC is obligated to pay any required amount under its guarantee to prevent the acceleration of the bond issue.  The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all of the system's assets, but CFC may not exercise remedies thereunder for up to two years.  However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.  Of the amounts shown above, $915 million and $920 million as of August 31, 2000 and May 31, 2000, respectively, are adjustable or floating rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers.

(B)

CFC has guaranteed debt issued by NCSC in connection with leveraged lease transactions. The amounts shown represent loans from NCSC to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a CFC member.  The loans are secured by the property leased and the owner's rights as lessor.

(C)

CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers.  The amounts shown represent CFC's maximum potential liability at August 31, 2000 and May 31, 2000.  However, the amounts of such guarantees vary over the lives of the leases.  A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured pari passu with RUS by a first lien on substantially all of the member's property to the extent of any cash received by the member at the outset of the transaction.  The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property.

(D)

CFC issues irrevocable letters of credit to support members' obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service.  Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time.  Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued.  In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw. Interest would accrue from the date of the draw at CFC's variable rate of interest in effect on such date.  The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees.

(E)	At August 31, 2000 and May 31, 2000, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $175 million and $171 million, respectively.

(10) Derivative Financial Instruments

At August 31, 2000 and May 31, 2000, CFC was a party to interest rate exchange agreements with notional amounts totaling $5,597 million and $4,817 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will only enter into interest rate exchange agreements with highly-rated financial institutions. At August 31, 2000 and May 31, 2000, CFC was using interest rate exchange agreements to fix the interest rate on $2,618 million and $2,461 million, respectively, of its variable rate commercial paper. Interest rate exchange agreements were used to swap fixed interest rates with variable interest rates on $525 million of collateral trust bonds as of August 31, 2000 and May 31, 2000. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate and CFC's variable commercial paper rate totaling $2,454 million and $1,831 million at August 31, 2000 and May 31, 2000. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

The following table lists the notional principal amounts of CFC's interest rate exchange agreements at August 31, 2000 and May 31, 2000:

(Dollar amount in thousands)
		Notional Principal Amount				Notional Principal Amount
		August 31, 2000	May 31, 2000			August 31, 2000	May 31, 2000
June 2000	(1)	$ -	$ 675,000	November 2004	(2)	$ 22,000	$ 122,000
July 2000	(1)	-	301,363	January 2005	(2)	8,000	8,000
August 2000	(2)	-	190,000	April 2005	(2)	97,820	97,820
September 2000	(1)	54,270	10,410	August 2005	(2)	475,000	-
September 2000	(2)	206,140	250,000	April 2006	(2)	100,000	100,000
October 2000	(2)	20,000	20,000	January 2008	(2)	14,000	14,000
January 2001	(1)	500,000	500,000	July 2008	(2)	40,400	40,400
January 2001	(2)	65,749	65,749	September 2008	(2)	66,410	66,410
February 2001	(2)	300,000	300,000	October 2008	(2)	33,512	33,512
June 2001	(1)	600,000	-	April 2009	(2)	29,700	29,700
July 2001	(1)	1,000,000	-	September 2010	(2)	-	43,000
September 2001	(2)	34,810	34,810	January 2012	(2)	13,000	13,000
May 2002	(1)	300,000	300,000	February 2012	(2)	9,000	9,000
January 2003	(2)	22,375	22,375	December 2013	(2)	173,300	173,300
February 2003	(3)	525,000	525,000	June 2018	(2)	5,000	5,000
April 2003	(2)	75,000	75,000	September 2020	(2)	-	43,000
June 2003	(2)	48,000	48,000	December 2026	(2)	48,185	48,185
August 2003	(2)	100,000	100,000	September 2028	(2)	118,440	118,440
September 2003	(2)	91,230	91,230	April 2029	(2)	66,000	66,000
October 2003	(2)	68,576	68,576	September 2030	(2)	-	43,000
September 2004	(2)	15,080	15,080	Total		$5,596,697	$4,817,060
October 2004	(2)	150,700	150,700

____________________

(1) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.

(2) Under these agreements, CFC pays a fixed rate of interest and receives a variable rate of interest.

(3) Under these agreements, CFC pays a variable rate of interest and receives interest based on a fixed rate.

CFC does not value the interest rate exchange agreements on its balance sheet, but rather values the underlying hedged debt instruments at historical cost. All amounts that CFC pays and receives related to the interest rate exchange agreements and the underlying hedged debt instruments are included in CFC's cost of funding for the period. In all interest rate exchange agreements, CFC receives the amount required to service the debt outstanding to its investors from the counterparty to the agreement. The estimated fair value of CFC's interest rate exchange agreements is presented in the footnotes to the financial statements of CFC's Form 10-K for the year ended May 31, 2000.

CFC closely matches the terms of its interest rate exchange agreements with the terms of the underlying debt instruments. Therefore, it is unlikely that CFC would prepay debt that is hedged or have hedged debt mature prior to the maturity of the interest rate exchange agreement. However, circumstances may arise that cause either CFC or the counterparty to the agreement to exit such agreement. In the event of such actions, CFC would record a gain or loss from the termination of the interest rate exchange agreement.

During the three months ended August 31, 2000, CFC issued commercial paper and medium-term notes to European investors in foreign currencies. The following chart provides details of the foreign currency swap that CFC had outstanding at August 31, 2000.
(Currency amounts in thousands)
Type of Debt (1)	Issue Date	Maturity Date	U.S. Dollars	Foreign Currency (2)	Rate
MTN	February 24, 1999	February 24, 2006	$ 390,250	350,000 EU	1.115

___________________

(1) MTN - CFC medium-term notes

(2) EU - Euros

CFC entered into a swap to sell the amount of foreign currency received from the investor for U.S. dollars on the issuance date and to buy the amount of foreign currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss, which might otherwise have been produced by the foreign currency borrowing. CFC includes the difference between the amount of U.S. dollars received at issuance and the amount of U.S. dollars required to purchase the foreign currency at the interest payment dates and at maturity, as interest expense.

Principal and interest is paid at maturity, which ranges from 1 day to 270 days on CFC commercial paper investments. Interest is paid annually on foreign currency denominated medium-term notes with maturities longer than one year. CFC considers the cost of all related foreign currency swaps as part of the total cost of debt issuance when deciding on whether to issue debt in the U.S. or foreign capital markets and whether to issue the debt denominated in U.S. or foreign currencies.

(11) Contingencies

(a)  At both August 31, 2000 and May 31, 2000, CFC had restructured loans in the amount of $572 million which were on an accrual status with respect to the recognition of interest income.  CFC accrued a total of $7 million of interest income on restructured loans during the three months ended August 31, 2000.

(b)  CFC classified $572 million of the amount described in footnote 11(a) as impaired with respect to the provisions of FASB Statements No. 114 and 118 at both August 31, 2000 and May 31, 2000.   CFC had allocated $75 million and $85 million of the loan loss allowance for such impaired loans at August 31, 2000 and May 31, 2000, respectively.  The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.  CFC accrued interest income totaling $7 million on loans classified as impaired during the three months ended August 31, 2000.  The average recorded investment in impaired loans for the three months ended August 31, 2000 was $572 million compared to $578 million for the year ended May 31, 2000.

(c)  Deseret Generation & Transmission Co-operative ("Deseret") is a power supply member of CFC located in Utah.   Deseret owns and operates the Bonanza generating plant ("Bonanza") and owns a 25% interest in the Hunter generating plant along with a system of transmission lines.  Deseret also owns and operates a coal mine through its Blue Mountain Energy subsidiary.  Due to large anticipated increases in demand for electricity, the Bonanza site was designed for two plants and Deseret built the infrastructure to support two plants, although only one plant has been built to date.  When the large increases in demand never materialized, Deseret was unable to make the debt payment obligations on the Bonanza plant and debt service payments to RUS.  As a consequence, Deseret and its creditors entered into several restructuring agreements.

In 1991, Deseret and its creditors signed the Agreement Restructuring Obligations ("ARO") which restructured Deseret's obligations to CFC, RUS and certain other creditors.  Deseret was unable to meet the payment schedule established by the ARO, which resulted in the agreement being amended by a second agreement.  In 1996, Deseret and CFC entered into an Obligations Restructuring Agreement ("ORA").  Under the ORA, Deseret agreed to make quarterly minimum payments and to share excess cash flow with CFC through December 31, 2025, while CFC agreed to forbear from exercising any remedies. CFC continued to pay and perform on all of the obligations it had guaranteed for Deseret.  In connection with the ORA, on October 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740 million from RUS for the sum of $239 million.  The member systems of Deseret purchased from CFC, for $55 million, a participation interest in the RUS debt.  The participation agreement allows the Deseret member distribution systems to put the participations back to CFC unconditionally on December 31, 2019.

Certain other creditors brought litigation regarding the CFC Deseret agreement.  In December 1998, all parties to the litigation entered into a settlement arrangement.  The settlement arrangement allowed CFC to effect the early redemption of the Bonanza Secured Lease Obligation Bonds, which were outstanding at an interest rate in excess of 9%.  The settlement arrangement also resulted in an amendment of the Deseret cash flow payments in the final years of the agreement.

In March 1998, the cities of Riverside, California and Anaheim, California, brought Federal Energy Regulatory Commission ("FERC") and civil actions against Deseret.  All of these actions were dismissed in April 2000, with no material impact on Deseret's ability to meet its annual payment requirements under the ORA.

At August 31, 2000 and May 31, 2000, CFC had the following exposure to Deseret.

(Dollar amounts in thousands)	August 31, 2000	May 31, 2000
Loans outstanding (1)	$571,701	$571,579
Guarantees outstanding:
Tax-exempt bonds	2,300	2,300
Mine equipment leases	44,946	46,795
Letters of credit	63,647	40,159
Total guarantees	110,893	89,254
Total exposure	$682,594	$660,833

____________________

(1)    As of August 31, 2000, the loan balance of $572 million to Deseret is comprised of $180 million of cash flow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC, $266 million related to the redemption of the Bonanza secured lease obligation bonds, $98 million related to the purchase of RUS loans, $18 million related to the original CFC loan to Deseret and $10 million related to the settlement of the foreclosure litigation.

Deseret has made all payments required by the ORA.  CFC received minimum cashflow payments totaling $31 million and excess cash payments totaling $10 during the year ended May 31, 2000.  Through September 30, 2000, Deseret has made quarterly payments totaling $25 million.  A total of $34 million is due from Deseret during calendar year 2000.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(d)  At August 31, 2000 and May 31, 2000, no other borrowers were in payment default.

(12)  Segment Information

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

RTFC is an associate member of CFC and CFC is the sole funding source for RTFC.   RTFC borrows from CFC and then relends to the telecommunications systems.  Included as part of the interest rate on the loans from CFC, RTFC pays an administrative fee to CFC for work performed by CFC staff.   RTFC does not maintain a loan loss allowance, but CFC maintains a loss allowance on its loans to RTFC.

The following chart contains the income statement for the three months ended August 31, 2000 and the total assets at August 31, 2000.

(Dollar amounts in thousands)
	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$ 236,600	$ 93,198	$ 329,798
Cost of funds	177,316	92,065	269,381
Gross margin	59,284	1,133	60,417

Operating expenses	5,589	46	5,635
Loan loss provision	10,400	-	10,400
Total expenses	15,989	46	16,035
Net margin before	43,295	1,087	44,382
extraordinary item
Extraordinary loss	(331)	-	(331)
Net margin	$ 42,964	$ 1,087	$ 44,051

Assets:
Loans outstanding, net (1)	$13,292,991	$5,109,894	$18,402,885
Other assets	152,066	433,267	585,333
Total assets	$13,445,057	$5,543,161	$18,988,218

____________________

(1)  Net loans are calculated by prorating the loan loss allowance and subtracting this allowance from gross loans outstanding.

The following chart contains the income statement for the three months ended August 31, 1999 and the total assets at August 31, 1999.

(Dollar amounts in thousands)
	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$ 178,214	$ 48,714	$ 226,928
Cost of funds	143,128	47,725	190,853
Gross margin	35,086	989	36,075

Operating expenses	5,280	77	5,357
Loan loss provision	8,751	-	8,751
Total expenses	14,031	77	14,108
Net margin	$ 21,055	$ 912	$ 21,967

Assets:
Loans outstanding, net (1)	$11,292,575	$2,853,652	$14,146,227
Other assets	270,540	199,693	470,233
Total assets	$11,563,115	$3,053,345	$14,616,460

____________________

(1)  Net loans are calculated by prorating the loan loss allowance and subtracting this allowance from gross loans outstanding.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Financial Condition

At August 31, 2000, CFC had $18,988 in total assets, an increase of $1,905 or 11% over May 31, 2000. Net loans outstanding to members totaled $18,403 at August 31, 2000 an increase of $1,953 compared to a total of $16,450 at May 31, 2000.  Net loans represented 97% and 96% of total assets at August 31, 2000 and May 31, 2000, respectively.  The remaining assets, $585 and $633 at August 31, 2000 and May 31, 2000, respectively, consisted of other assets to support CFC's operations.  Except as required for the debt service account and unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

The following chart provides a break out of the loans outstanding by member class and loan program.

	August 31, 2000	May 31, 2000	Increase/ (Decrease)
Long-term loans:
Electric	$10,907	$10,693	$ 214
Telephone	4,888	3,358	1,530
Total long-term loans	15,795	14,051	1,744
Intermediate-term loans:
Electric	381	343	38
Telephone	11	12	(1)
Total intermediate-term loans	392	355	37
Short-term loans:
Electric	1,509	1,281	228
Telephone	277	330	(53)
Total short-term loans	1,786	1,611	175
RUS guaranteed loans	97	89	8
Restructured loans	572	572	-
Total loans	18,642	16,678	1,964
Loan loss allowance	(239)	(228)	(11)
Net loans	$18,403	$16,450	$ 1,953
Percentage of loans with a fixed interest rate	49%	53%
Percentage of loans with a variable interest rate	51%	47%
Percentage of long-term loans	88%	88%
Percentage of short-term loans	12%	12%

There were a number of reasons underlying the increased demand for CFC loan advances, including:  (1) the strong economy, which has spurred construction and business development; (2) RUS waiting periods, which caused more borrowers to buyout their RUS debt and/or make greater use of CFC 100% loan funds; (3) a large number of systems have bought out their RUS debt over the last few years, requiring them to seek non-RUS financing; (4) some borrowers have begun to expand and diversify their operations through acquisitions and mergers; and (5) increased level of lending to rural telecommunications systems for the acquisition of rural local exchange assets.

Long-term loans represented 88% of loans outstanding at August 31, 2000 and May 31, 2000.   Long-term fixed rate loans represented 55% and 60% of total long-term loans at August 31, 2000 and May 31, 2000, respectively.  Loans converting from a variable rate to a fixed rate for the three months ended August 31, 2000 totaled $496.  For the three months ended August 31, 1999, loans converting from a variable rate to a fixed rate totaled $13 which was offset by $3 of loans that converted from the fixed rate to the variable rate.  This resulted in a net conversion of $496 from the variable rate to a fixed rate for the three months ended August 31, 2000, compared to a net conversion of $10 for the three months ended August 31, 1999.

The following chart provides a break out of guarantees outstanding by type.

	August 31, 2000	May 31, 2000	Increase/ (Decrease)
Long-term tax-exempt bonds	$1,018	$1,025	$ (7)
Debt portions of leveraged lease transactions	109	111	(2)
Indemnifications of tax benefit transfers	250	259	(9)
Letters of credit	328	276	52
Other guarantees	285	274	11
Total	$1,990	$1,945	$ 45

The increase in total guarantees outstanding for the three months ended August 31, 2000 was due primarily to the increases in letters of credit. The increase in letters of credit resulted from the issuance of additional letters of credit related to Deseret and to an associate member.

At August 31, 2000, CFC had unadvanced commitments totaling $13,697, a decrease of $2 compared to the balance of $13,699 at May 31, 2000.  Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed, but funds have not been advanced.  Approximately 38% and 37%, respectively, of the outstanding commitments at August 31, 2000 and May 31, 2000 were for short-term or line of credit loans.  The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most of these commitments.  To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved.

The following chart provides a break out of debt outstanding.

	August 31, 2000	May 31, 2000	Increase/ (Decrease)
Notes payable:
Commercial paper	$ 7,940	$ 6,550	$ 1,390
Bank bid notes	390	155	235
Long-term debt	3,251	3,040	211
Commercial paper reclassified as long-term	(7,040)	(5,493)	(1,547)
Total notes payable	4,541	4,252	289
Long-term debt:
Collateral trust bonds	3,245	3,251	(6)
Medium-term notes	1,805	1,852	(47)
Commercial paper reclassified as long-term	7,040	5,493	1,547
Total long-term debt	12,090	10,596	1,494
QUICS	400	400	-
Total debt outstanding	$17,031	$15,248	$ 1,783

Percentage of fixed rate debt (1)	45%	50%
Percentage of variable rate debt (2)	55%	50%
Percentage of long-term rate debt	73%	72%
Percentage of short-term rate debt	27%	28%

____________________

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

Liabilities and members' equity totaled $18,988 at August 31, 2000, an increase of $1,905 or 11% over the balance of $17,083 at May 31, 2000.  The increase to total liabilities and members' equity for the three months ended August 31, 2000 was primarily due to increases in commercial paper required to fund the increase in loans outstanding.  Total debt outstanding at August 31, 2000 was $17,031, an increase of $1,783 over the May 31, 2000 balance of $15,248.

The following chart provides a break out of members' subordinated certificates and members' equity outstanding.

	August 31, 2000	May 31, 2000	Increase/ (Decrease)
Subordinated certificates:
Membership certificates	$ 642	$ 642	$ -
Loan certificates	655	517	138
Guarantee certificates	183	182	1
Total subordinated certificates	1,480	1,341	139
Members' equity	309	341	(32)
Total equity and certificates	$1,789	$1,682	$107

As a condition of becoming a CFC member, CFC requires the purchase of membership subordinated certificates.  The majority of membership subordinated certificates outstanding and all new membership subordinated certificates have an original maturity of 100 years and pay interest at 5%.  A small portion of membership subordinated certificates has an original maturity of 50 years and pay interest at a rate of 3%.  Members are required to purchase subordinated certificates with each new loan and guarantee, depending on the borrower's internal leverage ratio with CFC.  Subordinated certificates are junior to all debt issued by CFC.

Cooperatives are required to pay a one-time fee to become a member.  The fee varies from two hundred dollars to a thousand dollars depending on the membership class.  CFC maintains the current year net margin as unallocated through the end of its fiscal year.  At year end, net margin is allocated to the members in the form of patronage capital, to a members' capital reserve and to the cooperative education fund each year.  The net margin required to earn a 1.12 TIER is allocated back to the members.  The net margin earned in excess of the amount required to earn a 1.12 TIER is allocated primarily to the members' capital reserve and a small portion is allocated to the cooperative education fund.  The cooperative education fund is distributed annually to the cooperatives to assist in the teaching of cooperative principles.   CFC immediately retires 70% of the net margin allocated for the prior year and holds the remaining 30% as allocated margins, which are currently retired after 15 years.  All retirements of allocated margins are subject to approval by the Board of Directors.  CFC does not pay interest on the allocated but unretired margins.

The increase to members' subordinated certificates and equity for the three months ended August 31, 2000 is due to the issuance of new loan certificates related to loan advances and current year net margin offset by the retirement of patronage capital.  On August 31, 2000, CFC made a patronage capital retirement of $77, which represented 70% of the net margin allocated for fiscal year 2000 and one-ninth of the net margins allocated for fiscal years 1991, 1992 and 1993.

CFC's leverage ratio increased to 8.54 during the three months ended August 31, 2000, from 8.10 at May 31, 2000.  The ratio is calculated by dividing debt and guarantees outstanding, excluding QUICS and all debt used to fund loans guaranteed by RUS, by the total of QUICS, members' subordinated certificates and members' equity.   Members' subordinated certificates and QUICS are treated as equity in the calculation of the leverage ratio.  CFC will retain the flexibility to further amend its capital retention policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.  The increase in the leverage ratio was primarily due to an increase in loans outstanding to members financed by the issuance of short-term debt in the capital markets.

CFC's debt/equity ratio increased to 6.88 at August 31, 2000 from 6.46 at May 31, 2000.  The ratio is calculated by dividing debt outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of members' subordinated certificates, members' equity, the loan loss allowance and QUICS.  The increase to the debt to equity ratio was primarily due to an increase in loans outstanding, which was financed by the issuance of short-term debt in the capital markets.

CFC's leverage and debt to equity ratios have increased primarily due to the significant increase in loan volume.  CFC's management is committed to maintaining these ratios within a range required for a strong credit rating. During the three months ended August 31, 2000, the loan subordinated certificates increased by 27% from $517 at May 31, 2000 to $655 at August 31, 2000.  This increase was due to the issuance of new loan certificates related to loan advances.  CFC has implemented a new policy regarding the purchase of loan subordinated certificates. This policy requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% of the loan for distribution systems and 7% of the loan for power supply systems.  CFC also created a members' capital reserve, in which a portion of the net margin is held annually rather than allocating it back to the members.  CFC has the ability to allocate the members' capital reserve back to its members if necessary.  CFC's management will continue to monitor the leverage and debt to equity ratios. If required, additional policy changes will be made to maintain the ratios within an acceptable range.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC's net margin is subject to fluctuation as interest rates change.  Management has established a 1.10 Times Interest Earned Ratio ("TIER") as its minimum operating objective.   TIER is a measure of CFC's ability to cover the interest expense on funding.  TIER is calculated by dividing the cost of funds and the net margin before extraordinary items by the cost of funds.  CFC earned TIERs of 1.16 and 1.12 for the three months ended August 31, 2000 and August 31, 1999, respectively.

Results for three months ended August 31, 2000 versus August 31, 1999.

	August 31, 2000	August 31, 1999	Increase/ (Decrease)
Operating income	$330	$227	$103
Cost of funds	270	191	79
Gross margin	60	36	24
General & administrative expenses	6	5	1
Loan loss provision	10	9	1
Total expenses	16	14	2
Net margin before extraordinary loss	44	22	22
Extraordinary loss	-	-	-
Net margin	$ 44	$ 22	$ 22
TIER	1.16	1.12

Net margin expressed as a percentage of average loans outstanding for the three months ended August 31, 2000 versus August 31, 1999.

	August 31, 2000	August 31, 1999	Increase/ (Decrease)
Operating income	7.48%	6.39%	1.09%
Cost of funds	6.11%	5.37%	0.74%
Gross margin	1.37%	1.02%	0.35%
General & Administrative expenses	0.13%	0.15%	(0.02)%
Loan loss provision	0.23%	0.25%	(0.02)%
Total expenses	0.36%	0.40%	(0.04)%
Net margin before extraordinary loss	1.01%	0.62%	0.39%
Extraordinary loss	(0.01)%	0.00%	(0.01)%
Net margin	1.00%	0.62%	0.38%

Net margin for the three months ended August 31, 2000, was $44, an increase of $22 over the $22 earned for the three months ended August 31, 1999.  The increase to net margin for the three month period ended August 31, 2000 was due to the significant increase in both loan volume and yield.  Average loan volume for the three months ended August 31, 2000 totaled $17,497, an increase of $3,392 or 24% over the average loan balance of $14,105 for the prior year period.  The average yield earned on the loan portfolio increased for the three months ended August 31, 2000, as did the average cost of funds.  These increases were primarily due to interest rate increases in the capital markets.  CFC sets the interest rates on its loans to cover the cost of funds, general and administrative expenses, a provision for loan losses and a reasonable TIER.  As a result, the yield earned on the loan portfolio will move in conjunction with the rates in the capital markets.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC and its combined affiliates make loans and provide financial guarantees to their qualified members. The combined memberships include rural electric distribution systems, rural electric power supply systems, statewide rural electric and telecommunications service organizations, associate organizations and telecommunications systems.

The following chart summarizes loans and guarantees outstanding by member class at August 31, 2000 and May 31, 2000.

	Loans and Guarantees by Member Class
	August 31, 2000		May 31, 2000
Electric systems:
Distribution	$10,812	52%	$10,487	56%
Power supply	3,902	19%	3,907	21%
Service organizations	388	2%	422	2%
Associate members	354	2%	107	1%
Subtotal electric systems	15,456	75%	14,923	80%
Telecommunication systems	5,176	25%	3,700	20%
Total	$20,632	100%	$18,623	100%

The increase in loans and guarantees from May 31, 2000 to August 31, 2000 was due primarily to an increase in loans to telecommunications systems and secondarily, to an increase in loans and guarantees to distribution systems.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At August 31, 2000, the total exposure outstanding to any one borrower did not exceed 4% of total loans and guarantees outstanding.  At August 31, 2000 and May 31, 2000, CFC had $4,428 and $3,464, respectively, in loans outstanding, and $517 and $495, respectively, in guarantees outstanding to its largest 10 borrowers.  The amounts outstanding to the largest 10 borrowers at August 31, 2000 and May 31, 2000, represented 24% and 21%, respectively, of total loans outstanding and 24% and 25%, respectively, of total guarantees outstanding.  Total credit exposure to the largest 10 borrowers at August 31, 2000 and May 31, 2000, represented 24% and 21%, respectively.  At August 31, 2000, the largest 10 borrowers included two distribution systems, three power supply systems and five telecommunications systems compared to four distribution systems, three power supply systems and three telecommunications systems at May 31, 2000.

Credit Limitation

In the fourth quarter of fiscal year 2000, CFC adopted a new credit limitation policy. Under the new policy, (1) a borrower's total exposure is limited to 25% of CFC's defined net worth, (2) a borrowers unsecured loans are limited to 10% of CFC's defined net worth, and (3) a borrower's guarantees outstanding are limited to 10% of CFC's defined net worth. CFC's defined net worth is the total of members'subordinated certificates issued and outstanding, members'equity and the loan loss allowance.  If a borrower submitting a new loan application has an exposure in excess of any one of the three tests, only the CFC Board of Directors may approve the new loan application.  The new policy allows more total exposure, but is more restrictive on guarantee and unsecured loan exposure than the old policy.  CFC's Board of Directors may approve a loan to a borrower with an exposure in excess of one or more of these tests after consideration of other factors, including the amount of the loan, the maturity of the loan, and the value of collateral held by CFC.  At August 31, 2000, CFC's defined net worth totaled $2,027, an increase of $117 or 6% compared to $1,910 at May 31, 2000.  At August 31, 2000, there were six borrowers with total exposure greater than 25% of defined net worth and one borrower with total guarantees outstanding in excess of 10% of defined net worth, compared to three borrowers with total exposure greater than 25% of defined net worth and one borrower with guarantees in excess of 10% of defined net worth at the prior year-end.  The three new borrowers with total exposure in excess of 25% of defined net worth include two telecommunications systems that purchased local exchange systems.

By policy, new loan applications from any borrower that has a total exposure in excess of the limit in any of the three categories may be approved only by CFC's Board of Directors.

CFC believes that the current status of six borrowers in excess of the policy limit is a temporary situation.  CFC anticipates that the total of members' equity, members' subordinated certificates and the loan loss allowance will increase by May 31, 2001.  In addition the total exposure to a few large borrowers may be reduced through the sale of loan participations.  The combination of the increase to defined net worth and the decrease in exposure to a few large borrowers should reduce the number of borrowers that have total exposures in excess of the limit set by the policy.

Security Provisions

Except when providing lines of credit, CFC typically lends to its members on a secured basis. At August 31, 2000, a total of $1,631 of loans were unsecured representing 9% of total loans. At May 31, 2000, a total of $1,632 of loans were unsecured representing 10% of total loans. At August 31, 2000 and May 31, 2000, approximately $113 or 7% and $118 or 7%, respectively, of the unsecured loans represented obligations of distribution systems for the initial phase(s) of RUS note buyouts. Upon completion of a system's buyout from RUS, CFC receives a  first lien security on all assets and future revenues. As of August 31, 2000 and May 31, 2000, the unsecured loans would represent 8% and 9%, respectively, of total loans if these partial note buyout obligations were excluded. CFC's long-term loans are typically secured pro-rata with any other secured lenders (primarily RUS) by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. At August 31, 2000 and May 31, 2000, a total of $364 and $244, respectively, of guarantees were unsecured, representing 13% and 13%, respectively, of total guarantees. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At August 31, 2000 and May 31, 2000, CFC had a total of $1,895 and $1,876, respectively, of unsecured loans and guarantees representing 9% and 10%, respectively, of total loans and guarantees.

Non-performing and Restructured Loans

CFC classifies a borrower as non-performing when any one of the following criteria are met:

-    principal or interest payments on any loan to the borrower are past due 90 days or more,

-    as a result of court proceedings, repayment under the original terms is not anticipated, or

-    for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, interest on its loans is recognized on a cash or accrual basis, to be determined on a case by case basis.   Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition.  At August 31, 2000 and May 31, 2000, there were no loans classified as non-performing.

Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cashflows.  At August 31, 2000 and May 31, 2000, restructured loans totaled $572.  At August 31, 2000 and May 31, 2000, all restructured loans were on accrual status with respect to the recognition of interest income at a rate of 5.0% and 3.9%, respectively.  On June 1, 2000, CFC increased the rate at which it accrues interest on restructured loans as a result of excess cash payments received since the inception of the restructuring agreement.

Allowance for Loan Losses

CFC maintains an allowance for potential loan losses, which is periodically reviewed by management for adequacy.  In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions.

Since its inception in 1969, CFC has charged-off loan balances in the total amount of $80 net of recoveries.  Management believes that the allowance for loan losses is adequate to cover any portfolio losses that may occur.  The following chart presents a summary of the allowance for loan losses for the three months ended August 31, 2000 and fiscal year ended May 31, 2000.

	August 31, 2000	May 31, 2000
Beginning balance	$228	$212
Provision for loan losses	11	17
Charge-offs, net of recoveries	-	(1)
Ending balance	$239	$228
As a percentage of gross loans	1.28%	1.37%
As a percentage of gross loans and guarantees	1.16%	1.22%
As a percentage of total non-performing and restructured loans	41.75%	39.94%

Asset/Liability Management

A key element of CFC's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining period until maturity of the fixed rate loan portfolio and related funding.  It is CFC's policy to manage the match funding of asset and liability repricing terms within a range of 5% of total assets.  At August 31, 2000, CFC had $8,617 of fixed rate assets amortizing or repricing funded by $7,133 of fixed rate liabilities maturing during the next 30 years and CFC had $1,423 of members' equity and subordinated certificates, a portion of which does not have a scheduled maturity.  The difference, $62 or 0.33% of total assets, represents the fixed rate assets in excess of the fixed rate debt maturing during the next 30 years.  CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper and bank bid notes, both of which are issued primarily with original maturities under 90 days.  CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, QUICS, members' subordinated certificates and members' equity.  With the exception of commercial paper and members' subordinated certificates, which are generally issued with extended maturities at rates below CFC's long-term cost of funding, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans.  CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

CFC makes use of an interest rate analysis in the funding of its long-term fixed rate loan portfolio.  The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members' subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and the portfolio as a whole.  There are no scheduled maturities for the members' equity, primarily unretired patronage capital allocations.  The balance of members' equity is assumed to remain relatively stable since annual retirements are approximately equal to the annual allocations of net margin.  The non-amortizing members' subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates).  Accordingly, it is assumed in the funding analysis that non-amortizing members' subordinated certificates and members' equity are first used to "fill" any fixed rate funding gaps.  The remaining gap represents the amount of excess fixed rate assets amortizing or repricing in that year or the amount of fixed rate assets that are assumed funded by short-term variable rate debt, primarily commercial paper.  The interest rate associated with the assets and debt maturing or equity and certificates is used to calculate a TIER for each year and the portfolio as a whole.  The schedule allows CFC to analyze the impact on the overall TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt.  The following chart shows the scheduled amortization and maturity of fixed rate assets and liabilities outstanding at August 31, 2000.

INTEREST RATE GAP ANALYSIS

(Fixed Assets/Liabilities)

August 31, 2000

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	Less than	less than	less than	less than	less than	Over 20
	1 year	3 years	5 years	10 years	20 years	years	Total
Assets:
Amortization and repricing	$708	$1,607	$2,266	$2,102	$1,410	$524	$8,617
Total assets	$708	$1,607	$2,266	$2,102	$1,410	$524	$8,617
Liabilities and equity:
Long-term debt	$676	$1,492	$1,475	$2,411	$ 469	$609	$7,132
Members' certificates and equity	10	126	102	329	838	18	1,423
Total liabilities and equity	$686	$1,618	$1,577	$2,740	$1,307	$627	$8,555

Gap*	$ (22)	$ 11	$ (689)	$ 638	$ (103)	$ 103	$ (62)
Cumulative gap	$ (22)	$ (11)	$ (700)	$ (62)	$ (165)	$ (62)
Cumulative gap as	(0.12)%	(0.06)%	(3.69)%	(0.33)%	(0.87)%	(0.33)%
a % of total assets

____________________

* Loan amortization/repricing over/(under) debt maturities.

Derivative and Financial Instruments

At August 31, 2000 and May 31, 2000, CFC was a party to interest rate exchange agreements totaling $5,597 and $4,817, respectively.  CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy.  Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk.  CFC will only enter into interest rate exchange agreements with highly rated financial institutions.  CFC was using interest rate exchange agreements to fix the interest rate on $2,618 as of August 31, 2000 and $2,461 as of May 31, 2000 of its variable rate commercial paper. Interest rate exchange agreements were used to swap fixed interest rates with variable interest rates on $525 of collateral trust bonds as of August 31, 2000 and May 31, 2000. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $2,454 of collateral trust bonds and $1,831 of medium-term notes were issued and CFC's variable commercial paper rate.  All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

During the three months ended August 31, 2000, CFC issued commercial paper and medium-term notes to European investors in a foreign currency.  The following chart provides details of the foreign currency exchange agreements that CFC had outstanding at August 31, 2000.

Type of Debt (1)	Issue Date	Maturity Date	U.S. Dollars	Foreign Currency (2)	Rate
MTN	February 24, 1999	February 24, 2006	$390	350 EU	1.115

___________________

(1) MTN - CFC medium-term notes

(2) EU - Euros

CFC enters into an exchange agreement to sell the amount of foreign currency received from the investor for U.S. dollars on the issuance date and to buy the amount of foreign currency required to repay the investor principal and interest due through or on the maturity date.  By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss that might otherwise have been produced by the foreign currency borrowing.  CFC includes the difference between the U.S. dollars received at issuance and the U.S. dollars required to purchase the foreign currency (at the interest payment dates and at maturity) as interest expense.

Market Risk

CFC's primary market risk exposures are interest rate risk and liquidity risk.  CFC is also exposed to counterparty risk as a result of entering into interest rate exchange agreements.

CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced.  CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt.  CFC uses fixed rate collateral trust bonds, medium-term notes, QUICS, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans.  CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect.  Long-term loans typically have a 15 to 35 year maturity.  Borrowers may select fixed interest rates for periods of one year through the life of the loan.  To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis.  This gap analysis is a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and equity maturing by year (see chart on page 24).  The analysis indicates the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt.  CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets.  At August 31, 2000 and May 31, 2000, fixed rate loans funded by variable rate debt represented 0.3% and 0.5%, respectively, of total assets.

Variable rate loans are priced monthly based on the cost of the debt used to fund the loans; therefore, the interest rate risk is minimal on these loans.  CFC uses variable rate debt, non-interest bearing members' subordinated certificates and members' equity to fund variable rate loans.  At August 31, 2000 and May 31, 2000, 51% and 47%, respectively, of loans carry a variable interest rate.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due.  CFC offers variable rate loans with maturities of up to 35 years.  These loans are funded by variable rate commercial paper, bank bid notes, collateral trust bonds, medium-term notes, non-interest bearing members' subordinated certificates and members' equity.  The average maturity of commercial paper and bank bid notes are typically 30 to 35 days.  The collateral trust bonds and medium-term notes are issued for longer periods than commercial paper; however, the maturity for collateral trust bonds and medium-term notes is typically shorter than the maturity of the loans.  Loan subordinated certificates are issued for the same period as the related loan.  Thus, CFC is at risk if it is unable to continually rollover its commercial paper balances or issue other forms of variable rate debt to support its variable rate loans.  To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks.  At August 31, 2000 and May 31, 2000, CFC had a total of $7,040 and $5,493 in revolving credit agreements and bank lines of credit.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart below).  CFC also maintains shelf registrations with the SEC for its collateral trust bonds, medium-term notes, QUICS and members' subordinated capital securities.   At August 31, 2000 and May 31, 2000, CFC had active shelf registrations totaling $1,175 and $175, respectively, related to collateral trust bonds, $911 and $2,542, respectively, related to medium-term notes, $400 and $400, respectively, related to QUICS and members' subordinated capital securities and $294 and $0, respectively, related to a daily liquidity fund.  All of the registrations allow for issuance of the related debt at both variable and fixed interest rates.  CFC also has commercial paper and medium-term note issuance programs in Europe.  At August 31, 2000 and May 31, 2000, CFC had $51 and $0, respectively, of commercial paper and $985 of medium-term notes at both dates, outstanding to European investors.  As of August 31, 2000, CFC had total issuance authority of $1,000 related to commercial paper and $2,000 related to medium-term notes under these programs in Europe.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements. To mitigate this risk, CFC only enters into interest rate exchange agreements with highly-rated counterparties.  At August 31, 2000 and May 31, 2000, CFC was a party to $5,597 and $4,817, respectively, of interest rate exchange agreements.  To date, CFC has not experienced a failure of a counterparty to perform as required under the interest rate exchange agreements.  At August 31, 2000, CFC's interest rate exchange agreement counterparties had credit ratings ranging from A to AAA as assigned by Standard & Poor's Corporation.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies:  Moody's Investors Service, Standard & Poor's Corporation and Fitch Investors Service. The following table presents CFC's credit ratings at August 31, 2000 and May 31, 2000.

	Moody's Investors Service	Standard & Poor's Corporation	Fitch Investors Service
Direct:
Collateral trust bonds	Aa3	AA	AA
Domestic and European medium-term notes	A1	AA-	AA-
QUICS	A2	A	A+
Domestic and European commercial paper	P-1	A-1+	F-1+

Guarantees:
Leveraged lease debt	A1	AA-	AA-
Pooled bonds	Aa3	AA-	AA-
Other bonds	A1	AA-	AA-
Short-term	P-1	A-1+	F-1+

The ratings listed above have the meaning as defined by each of the respective rating agencies, and they are not recommendations to buy, sell or hold securities.  In addition, they are subject to revision or withdrawal at any time by the rating organizations.

Member Investments

At August 31, 2000 and May 31, 2000, CFC's members provided 16% and 17% of total capitalization.

MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

	August 31, 2000	% of Total (1)	May 31, 2000	% of Total (1)
Commercial paper (2)	$ 919	12%	$ 841	13%
Medium-term notes	287	6%	294	6%
Members' subordinated certificates	1,480	100%	1,340	100%
Members' equity	309	100%	341	100%
Total	$2,995		$2,816
Percentage of total capitalization	16%		17%

_____________________

(1) Represents the percentage of each line item outstanding to CFC members.

(2) Includes $6 and $0 related to the Daily Liquidity Fund at August 31, 2000 and May 31, 2000, respectively.

The total amount of member investments increased slightly at August 31, 2000 compared to May 31, 2000.  Total member investments, as a percentage of total capitalization decreased due to the increase in non-member debt required to fund the growth in loans outstanding.  Total capitalization at August 31, 2000, was $18,819, an increase of $1,890 over the total capitalization of $16,929 at May 31, 2000.  When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 17% and 18% at August 31, 2000 and May 31, 2000, respectively.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

            None.

Item 2.  Changes in Securities.

            None.

Item 3.  Defaults upon Senior Securities.

            None.

Item 4.   Submission of Matters to a Vote of Security Holders.

            None.

Item 5.   Other Information.

            None.

Item 6.  Exhibits and Reports on Form 8-K.

   A.  Exhibits

                  27 - Financial Data Schedule

   B.  Reports on Form 8-K

                  None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RURAL UTILITIES

COOPERATIVE FINANCE CORPORATION

/s/ Steven L. Lilly
Chief Financial Officer

October 16, 2000

/s/ Steven L. Slepian
Controller (Principal Accounting Officer)

October 16, 2000