Form 10-Q
period 2000-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2001-01-16
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended November 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From To

Commission File Number 1-7102

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DISTRICT OF COLUMBIA	52-0891669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Woodland Park, 2201 Cooperative Way, Herndon, VA 20171-3025
(Address of principal executive offices)

Registrant’s telephone number, including the area code (703) 709-6700

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

COMBINED BALANCE SHEETS

(Dollar Amounts in Thousands)

A S S E T S

	November 30, 2000	May 31, 2000

Cash and cash equivalents	$97,989	$246,028

Debt service investments	24,054	22,968

Loans to members, net	18,719,401	16,449,753

Receivables	222,493	180,106

Fixed assets, net	46,820	43,672

Debt service reserve funds	86,198	98,870

Other assets	39,137	42,043

	$19,236,092	$17,083,440

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS

(Dollar Amounts in Thousands)

L I A B I L I T I E S  A N D  M E M B E R S’  E Q U I T Y

	November 30, 2000	May 31, 2000

Notes payable, due within one year	$4,752,741	$4,252,166

Accounts payable	14,563	20,145

Accrued interest payable	139,755	125,708

Long-term debt	12,025,300	10,595,596

Other liabilities	20,991	8,191

Quarterly income capital securities	400,000	400,000

Members’ subordinated certificates:

Membership subordinated certificates	641,985	641,985

Loan and guarantee subordinated certificates	874,484	698,432

Total members’ subordinated certificates	1,516,469	1,340,417

Members’ equity	366,273	341,217

Total members’ subordinated certificates and members’ equity	1,882,742	1,681,634

	$19,236,092	$17,083,440

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGIN

(Dollar Amounts in Thousands)

For the Three and Six Months Ended November 30, 2000 and November 30, 1999

	Quarters Ended		Six Months Ended
	November 30,		November 30,

	2000	1999	2000	1999

Operating income	$358,741	$243,140	$688,539	$470,068

Less: cost of funds	289,487	205,148	558,868	396,001

Gross margin	69,254	37,992	129,671	74,067

Expenses:

General and administrative	6,282	5,776	11,917	11,133

Provision for loan losses	5,400	8,604	15,800	17,355

Total expenses	11,682	14,380	27,717	28,488

Net margin before extraordinary loss	57,572	23,612	101,954	45,579

Extraordinary loss	—	—	(331)	—

Net margin	$57,572	$23,612	$101,623	$45,579

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(Dollar Amounts in Thousands)

For the Quarters Ended November 30, 2000 and 1999

					Patronage Capital Allocated

					General
			Education	Unallocated	Reserve
	Total	Memberships	Fund	Margin	Fund	Other

Quarter ended November 30, 2000:

Balance at August 31, 2000	$308,826	$1,539	$1,030	$62,669	$500	$243,088

Retirement of patronage capital	—	—	—	—	—	—

Net margin	57,572	—	—	57,572	—	—

Other	(125)	3	(127)	—	—	(1)

Balance at November 30, 2000	$366,273	$1,542	$903	$120,241	$500	$243,087

Quarter ended November 30, 1999:

Balance at August 31, 1999	$250,979	$1,531	$500	$24,256	$503	$224,189

Retirement of patronage capital	—	—	—	—	—	—

Net margin	23,612	—	—	23,612	—	—

Other	(53)	(1)	(62)	—	—	10

Balance at November 30, 1999	$274,538	$1,530	$438	$47,868	$503	$224,199

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(Dollar Amounts in Thousands)

For the Six Months Ended November 30, 2000 and 1999

					Patronage Capital Allocated

					General
			Education	Unallocated	Reserve
	Total	Memberships	Fund	Margin	Fund	Other

Six months ended November 30, 2000:

Balance at May 31, 2000	$341,217	$1,538	$927	$18,618	$500	$319,634

Retirement of patronage capital	(77,439)	—	—	—	—	(77,439)

Net margin	101,623	—	—	101,623	—	—

Other	872	4	(24)	—	—	892

Balance at November 30, 2000	$366,273	$1,542	$903	$120,241	$500	$243,087

Six months ended November 30, 1999:

Balance at May 31, 1999	$294,953	$1,535	$543	$2,289	$503	$290,083

Retirement of patronage capital	(66,445)	—	—	—	—	(66,445)

Net margin	45,579	—	—	45,579	—	—

Other	451	(5)	(105)	—	—	561

Balance at November 30, 1999	$274,538	$1,530	$438	$47,868	$503	$224,199

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CASH FLOWS

(Dollar Amounts In Thousands)

For the Six Months Ended November 30, 2000 and 1999

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net margin	$101,623	$45,579

Add (deduct):

Provision for loan losses	15,800	17,355

Depreciation	1,086	694

Amortization of deferred income	(702)	(1,210)

Amortization of issuance costs and deferred charges	3,370	2,743

Receivables	(46,594)	2,638

Accounts payable	(5,583)	802

Accrued interest payable	14,047	28,202

Other	(2,650)	(6,849)

Net cash provided by operating activities	80,397	89,954

CASH FLOWS FROM INVESTING ACTIVITIES:

Advances made on loans	(4,494,829)	(3,693,092)

Principal collected on loans	2,209,381	2,201,030

Investment in fixed assets	(4,234)	(5,017)

Net cash used in investing activities	(2,289,682)	(1,497,079)

CASH FLOWS FROM FINANCING ACTIVITIES:

Notes payable, net	2,393,544	220,925

Debt service investments, net	(1,085)	1

Proceeds from issuance of long-term debt	1,748,128	2,209,909

Payments for retirement of long-term debt	(2,212,098)	(1,025,765)

Extraordinary loss on retirement of long-term debt	(331)	—

Proceeds from issuance of members’ subordinated certificates	187,003	70,692

Payments for retirement of members’ subordinated certificates	6,046	(1,479)

Payments for retirement of patronage capital	(59,961)	(55,734)

Net cash provided by financing activities	2,061,246	1,418,549

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(148,039)	11,424

BEGINNING CASH AND CASH EQUIVALENTS	246,028	74,403

ENDING CASH AND CASH EQUIVALENTS	$97,989	$85,827

Supplemental disclosure of cash flow information:

Cash paid during six month period for interest	$549,960	$370,552

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

(1) General Information and Accounting Policies

      (a) General Information

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a private, not-for-profit cooperative association that provides supplemental financing and related financial service programs for the benefit of its members. Membership is limited to certain cooperatives, not-for-profit corporations, public bodies and related service organizations, as defined in CFC’s Bylaws. CFC is exempt from the payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code.

CFC’s 1,048 members as of November 30, 2000 included 902 rural electric utility system members, virtually all of which are consumer-owned cooperatives, 73 service members and 73 associate members. The utility member systems included 832 distribution systems and 70 generation and transmission systems operating in 49 states and three U.S. territories.

Rural Telephone Finance Cooperative (“RTFC”) was incorporated as a private cooperative association in the State of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunications members and affiliates. RTFC’s results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of November 30, 2000, RTFC had 540 members other than CFC. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Cooperative (“GFC”) was incorporated as a private cooperative association in the State of South Dakota in December 1991. GFC is a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of loans guaranteed by the Rural Utilities Service (“RUS”). GFC’s results of operations and statements of financial condition have been combined with those of CFC and RTFC in the accompanying financial statements. Loans held by GFC were transferred to GFC by CFC and are guaranteed by the RUS. GFC had two members other than CFC at November 30, 2000. GFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margins to its patrons.

In the opinion of management, the accompanying combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC, RTFC and GFC as of November 30, 2000 (unaudited) and May 31, 2000, and the combined results of operations, cash flows and changes in members’ equity for the six months ended November 30, 2000 (unaudited) and November 30, 1999 (unaudited).

The Notes to Combined Financial Statements for the years ended May 31, 2000 and 1999 should be read in conjunction with the accompanying financial statements. (See CFC’s Form 10-K for the year ended May 31, 2000, filed on August 29, 2000).

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

      (b) Principles of Combination

The accompanying financial statements include the combined accounts of CFC, RTFC and GFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC and GFC. CFC exercises control over RTFC and GFC through permanent majority representation on their Boards of Directors. CFC manages the affairs of RTFC and GFC through long-term management agreements. CFC services the loans for GFC for which it collects a servicing fee. As of November 30, 2000, CFC had committed to lend RTFC up to $10 billion to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $6,742 million and $4,994 million as of November 30, 2000 and May 31, 2000, respectively. RTFC’s net margin is allocated to RTFC’s borrowers. Summary financial information relating to RTFC is presented below:

	(Unaudited)
(Dollar amounts in thousands)	November 30, 2000	May 31, 2000

Outstanding loans to members and their affiliates	$5,143,291	$3,699,728

Total assets	5,599,085	3,975,990

Notes payable to CFC	5,104,540	3,679,822

Total liabilities	5,192,897	3,727,438

Members’ subordinated certificates	362,211	213,734

Members’ equity (1)	43,977	34,818

	(Unaudited)
	For the six months ended November,

(Dollar amounts in thousands)	2000	1999

Operating income	$202,492	$105,606

Net margin (1)	2,080	1,885

(1)	The transfer of RTFC equity is governed by the South Dakota Cooperative Association Act, which provides that net margin shall be distributed and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage. CFC has been the sole funding source for RTFC’s loans to its members. As CFC is not a borrower of RTFC and is not expected to be in the foreseeable future, RTFC’s net margin would not be available to CFC in the form of patronage capital.

Summary financial information relating to GFC is presented below:

	(Unaudited)
(Dollar amounts in thousands)	November 30, 2000	May 31, 2000

Outstanding loans to members and their affiliates	$44,960	$45,855

Total assets	45,874	47,166

Notes payable to CFC	44,960	45,855

Total liabilities	45,712	46,978

Members’ equity (1)	162	188

	(Unaudited)
	For the six months ended November 30,

(Dollar amounts in thousands)	2000	1999

Operating income	$1,743	$3,900

Net margin (1)	158	360

(1)	The transfer of GFC equity is governed by the South Dakota Cooperative Association Act, which provides that net margin shall be distributed and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage. CFC has been the sole funding source for GFC’s loans to its members. As CFC is not a borrower of GFC and is not expected to be in the foreseeable future, GFC’s net margin would not be available to CFC in the form of patronage capital.

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

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities —Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for all fiscal years beginning after June 15, 2000. CFC will be required to implement this statement as of June 1, 2001. CFC has not yet quantified all effects of adopting Statement No. 133 on its financial statements.

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

(3) Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of November 30, 2000 and May 31, 2000, mortgage notes representing approximately $3,449 million and $3,484 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure collateral trust bonds. Both the 1972 indenture and the 1994 indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC’s revolving credit agreement (see Footnote 6), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding. Collateral trust bonds outstanding at November 30, 2000 and May 31, 2000 were $3,346 million and $3,351 million, respectively.

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

Activity in the allowance account is summarized as follows for the six months ended November 30, 2000 and the year ended May 31, 2000.

(Dollar amounts in thousands)	November 30, 2000	May 31, 2000

Balance at beginning of year	$228,292	$212,203

Provision for loan losses	15,800	17,355

Charge-offs	—	(1,266)

Balance at end of quarter	$244,092	$228,292

Loan loss allowance as a percentage of:

Total loans	1.29%	1.37%

Total loans and guarantees	1.16%	1.22%

Total non-performing and restructured loans	42.72%	39.94%

(5) Members’ Subordinated Certificates

Members’ subordinated certificates are subordinated obligations purchased by members as a condition of membership and in connection with CFC’s extension of long-term loans and guarantees. Those issued as a condition of membership (subscription capital term certificates) generally mature 100 years from issuance date and bear interest at 5% per annum. Those issued as a condition of receiving a loan or guarantee generally mature at the same time as the loan or guarantee or amortize proportionately based on the principal balance of the credit extended, and are non-interest bearing or bear interest at varying rates.

The proceeds from certain non-interest bearing subordinated certificates issued in connection with CFC’s guarantees of member’s tax-exempt bonds are pledged by CFC to the debt service reserve fund established in connection with the bond issue. Any earnings from the investment of the debt service reserve fund inure solely to the benefit of the member.

(6) Credit Arrangements

As of November 30, 2000, CFC had three revolving credit agreements totaling $7,040 million. These revolving credit agreements are used principally to provide liquidity support for CFC’s outstanding commercial paper. In addition, these revolving credit agreements provide liquidity support for both the commercial paper issued by the National Cooperative Services Corporation (“NCSC”) and guaranteed by CFC, and the adjustable or floating rate bonds, which CFC has guaranteed and is standby purchaser for the benefit of its members.

Under a five-year agreement executed in November 1996, CFC can borrow $2,403 million until November 26, 2001. J.P. Morgan Securities Inc. and The Bank of Nova Scotia were Co-Syndication Agents, and Chase Manhattan Bank is the Administrative Agent for this agreement with 52 banks. Any amounts outstanding under the multi-year facility will be due on the maturity date. On August 10, 2000, a 364-day agreement for $4,087 million was executed with 34 banks including: Chase Manhattan Bank as Administrative Agent, Bank of America, N.A. as Syndication Agent, The Bank of Nova Scotia and Banc One, N.A. as Co-Documentation Agents and Chase Securities Inc. and Bank of America Securities LLC as Joint Lead Arrangers. A third revolving credit agreement for $550 million was also executed on August 10, 2000 with ten banks, including The Bank of Nova Scotia as Arranger and Administrative Agent and Banc One, N.A. as Documentation Agent. Both of the 364-day agreements have a revolving credit period that terminates on August 9, 2001 during which CFC can borrow and such borrowings may be converted to a one-year term loan at the end of the revolving credit period.

In connection with the five-year facility, CFC pays a per annum facility fee of .090 of 1%. The per annum facility fee for both agreements with a 364-day maturity is .085 of 1%. There is no commitment fee for any of the long-term revolving credit facilities; however, up front fees between .010 and .040 of 1% were paid to banks in the 364-day agreements based on their level of commitment. If CFC’s senior secured debt ratings decline below AA- or Aa3 and amounts outstanding exceed 50% of the total commitment, the facility fees may be replaced with a utilization fee of .125 of 1%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

The multi-year revolving credit agreement requires CFC, among other things, to maintain members’ equity and members’ subordinated certificates of at least $1,418 million at May 31, 2000 (increased each fiscal year by 90% of net margin not distributed to members). The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members’ equity, members’ subordinated certificates and quarterly income capital securities (“QUICS”). Senior debt includes guarantees; however, it excludes:
•	guarantees to members where either the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor’s Corporation or Baa1 by Moody’s Investors Service;
•	indebtedness incurred to fund RUS guaranteed loans; or
•	the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor’s Corporation or a financial strength rating of Aaa by Moody’s Investors Service.

The revolving credit agreements also restrict, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of collateral trust bonds outstanding. CFC may borrow under the agreements until the termination dates provided that CFC is in compliance with these financial covenants and is not in default under these agreements. Compliance with the financial covenants includes that CFC has no material contingent or other liability or material litigation not disclosed or reserved against in its most recent annual and quarterly financial statements. As of November 30, 2000 and May 31, 2000, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the facilities, CFC classified $7,040 million and $5,493 million, respectively, of its notes payable outstanding as long-term debt at November 30, 2000 and May 31, 2000. CFC expects to maintain more than $7,040 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the facilities, subject to the conditions therein.

(7) Unadvanced Loan Commitments

As of November 30, 2000 and May 31, 2000, CFC had unadvanced loan commitments, summarized by type of loan.

	November 30, 2000	May 31, 2000

Long-term	$7,864,493	$7,524,197

Intermediate-term	333,153	457,177

Short-term	4,385,055	4,403,987

Telecommunications	1,718,296	1,313,486

Total unadvanced loan commitments	$14,300,997	$13,698,847

Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. CFC may require additional information to assure itself that all conditions for advance of funds have been fully met and that there has been no material change in the member’s condition as represented in the documents supplied to CFC. Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements. Collateral and security requirements for loan commitments are identical to those for advanced loans.

(8) Retirement of Patronage Capital

CFC patronage capital in the amount of $77 million was retired in August 2000, representing 70% of the allocation for fiscal year 2000 and one-ninth of the total allocations for fiscal years 1991, 1992 and 1993. The $77 million includes $17 million retired to RTFC. GFC retired patronage capital in the amount of $0.2 million in August 2000. RTFC will retire 70% of its fiscal year 2000 allocation later this fiscal year. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC’s, RTFC’s and GFC’s Boards of Directors with due regard for CFC’s, RTFC’s and GFC’s financial condition.

(9) Guarantees

As of November 30, 2000 and May 31, 2000, CFC had guaranteed the following contractual obligations of its members.

	November 30, 2000	May 31, 2000

Long-term tax exempt bonds (1)	$1,002,265	$1,024,340

Debt portions of leveraged lease transactions (2)	108,278	111,319

Indemnifications of tax benefit transfers (3)	246,082	259,223

Letters of credit (4)	342,206	275,995

Other guarantees (5)	387,140	274,325

Total	$2,085,971	$1,945,202

(1)	CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In the event of default by a system for nonpayment of debt service, CFC is obligated to pay any required amount under its guarantee to prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all of the system’s assets, but CFC may not exercise remedies thereunder for up to two years. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan. Of the amounts shown above, $900 million and $920 million as of November 30, 2000 and May 31, 2000, respectively, are adjustable or floating rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers.

(2)	CFC has guaranteed debt issued by NCSC in connection with leveraged lease transactions. The amounts shown represent loans from NCSC to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a CFC member. The loans are secured by the property leased and the owner’s rights as lessor.

(3)	CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. The amounts shown represent CFC’s maximum potential liability at November 30, 2000 and May 31, 2000. However, the amounts of such guarantees vary over the lives of the leases. A member’s obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured pari passu with RUS by a first lien on substantially all of the member’s property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member’s property.

(4)	CFC issues irrevocable letters of credit to support members’ obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw. Interest would accrue from the date of the draw at CFC’s variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys’ fees.

(5)	At November 30, 2000 and May 31, 2000, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $278 million and $171 million, respectively.

(10) Derivative Financial Instruments

At November 30, 2000 and May 31, 2000, CFC was a party to interest rate exchange agreements with notional amounts totaling $5,912 million and $4,817 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will only enter into interest rate exchange agreements with highly-rated financial institutions. At November 30, 2000 and May 31, 2000, CFC was using interest rate exchange agreements to fix the interest rate on $2,987 million and $2,461 million, respectively, of its variable rate commercial paper. Interest rate exchange agreements were used to swap fixed interest rates with variable interest rates on $525 million of collateral trust bonds as of November 30, 2000 and May 31, 2000. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate and CFC’s variable commercial paper rate totaling $2,400 million and $1,831 million at November 30, 2000 and May 31, 2000. All of CFC’s derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

The following table lists the notional principal amounts of CFC’s interest rate exchange agreements at November 30, 2000 and May 31, 2000.

(Dollar amount in thousands)
		Notional Principal Amount				Notional Principal Amount

		November 30,	May 31,			November 30,	May 31,
		2000	2000			2000	2000

June 2000	(1)	$—	$675,000	January 2005	(2)	$8,000	$8,000

July 2000	(1)	—	301,363	April 2005	(2)	97,820	97,820

August 2000	(2)	—	190,000	August 2005	(2)	475,000	—

September 2000	(1)	—	10,410	November 2005	(2)	275,000	—

September 2000	(2)	—	250,000	April 2006	(2)	100,000	100,000

October 2000	(2)	—	20,000	September 2007	(2)	80,000	—

January 2001	(1)	65,749	65,749	January 2008	(2)	14,000	14,000

January 2001	(2)	500,000	500,000	July 2008	(2)	40,400	40,400

February 2001	(2)	300,000	300,000	September 2008	(2)	64,320	66,410

June 2001	(1)	600,000	—	October 2008	(2)	33,512	33,512

July 2001	(1)	1,000,000	—	April 2009	(2)	29,700	29,700

September 2001	(2)	34,810	34,810	September 2010	(2)	—	43,000

May 2002	(1)	300,000	300,000	January 2012	(2)	13,000	13,000

January 2003	(2)	22,375	22,375	February 2012	(2)	9,000	9,000

February 2003	(3)	525,000	525,000	December 2013	(2)	173,300	173,300

April 2003	(2)	75,000	75,000	June 2014	(2)	—	—

June 2003	(2)	48,000	48,000	June 2018	(2)	5,000	5,000

August 2003	(2)	100,000	100,000	September 2020	(2)	—	43,000

September 2003	(2)	91,230	91,230	December 2026	(2)	48,185	48,185

October 2003	(2)	50,439	68,576	September 2028	(2)	117,100	118,440

November 2003	(2)	275,000	—	April 2029	(2)	66,000	66,000

September 2004	(2)	12,355	15,080	September 2030	(2)	—	43,000

October 2004	(2)	144,700	150,700			$5,911,995	$4,817,060

November 2004	(2)	118,000	122,000

(1)          Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(2)          Under these agreements, CFC pays a fixed rate of interest and receives a variable rate of interest.
(3)          Under these agreements, CFC pays a variable rate of interest and receives interest based on a fixed rate.

CFC does not value the interest rate exchange agreements on its balance sheet, but rather values the underlying hedged debt instruments at historical cost. All amounts that CFC pays and receives related to the interest rate exchange agreements and the underlying hedged debt instruments are included in CFC’s cost of funding for the period. In all interest rate exchange agreements, CFC receives the amount required to service the debt outstanding to its investors from the counterparty to the agreement. The estimated fair value of CFC’s interest rate exchange agreements is presented in the footnotes to the financial statements of CFC’s Form 10-K for the year ended May 31, 2000.

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

During the six months ended November 30, 2000, CFC issued commercial paper to European investors in foreign currencies. The following chart provides details of the foreign currency swap that CFC had outstanding at November 30, 2000.

(Currency amounts in thousands)
Type of Debt (1)	Issue Date	Maturity Date	U.S. Dollars	Foreign Currency (2)	Rate

MTN	February 24, 1999	February 24, 2006	$390,250	350,000 EU	1.115

(1)	MTN – CFC medium-term notes
(2)	EU – Euros

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

(11) Contingencies

(a) At November 30, 2000 and May 31, 2000, CFC had restructured loans in the amount of $571 million and $572 million, respectively, which were on an accrual status with respect to the recognition of interest income. CFC accrued a total of $14 million and $11 million of interest income on restructured loans during the six months ended November 30, 2000 and 1999, respectively.

(b) CFC classified $571 million and $572 million, respectively, of the amount described in footnote 11(a) as impaired with respect to the provisions of FASB Statements No. 114 and 118 at both November 30, 2000 and May 31, 2000. CFC had allocated $60 million and $85 million of the loan loss allowance for such impaired loans at November 30, 2000 and May 31, 2000, respectively. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $14 million and $11 million on loans classified as impaired during the six months ended November 30, 2000 and 1999, respectively. The average recorded investment in impaired loans for the six months ended November 30, 2000 was $572 million compared to $578 million for the year ended May 31, 2000.

(c) Deseret Generation & Transmission Co-operative (“Deseret”) is a power supply member of CFC located in Utah. Deseret owns and operates the Bonanza generating plant (“Bonanza”) and owns a 25% interest in the Hunter generating plant along with a system of transmission lines. Deseret also owns and operates a coal mine through its Blue Mountain Energy subsidiary. Due to large anticipated increases in demand for electricity, the Bonanza site was designed for two plants and Deseret built the infrastructure to support two plants, although only one plant has been built to date. When the large increases in demand never materialized, Deseret was unable to make the debt payment obligations on the Bonanza plant and debt service payments to RUS. As a consequence, Deseret and its creditors entered into several restructuring agreements.

In 1991, Deseret and its creditors signed the Agreement Restructuring Obligations (“ARO”) which restructured Deseret’s obligations to CFC, RUS and certain other creditors. Deseret was unable to meet the payment schedule established by the ARO, which resulted in the agreement being amended by a second agreement. In 1996, Deseret and CFC entered into an Obligations Restructuring Agreement (“ORA”). Under the ORA, Deseret agreed to make quarterly minimum payments and to share excess cash flow with CFC through December 31, 2025, while CFC agreed to forbear from exercising any remedies. CFC continued to pay and perform on all of the obligations it had guaranteed for Deseret. In connection with the ORA, on October 16, 1996, CFC acquired all of Deseret’s indebtedness in the outstanding principal amount of $740 million from RUS for the sum of $239 million. The member systems of Deseret purchased from CFC, for $55 million, a participation interest in the RUS debt. The participation agreement allows the Deseret member distribution systems to put the participations back to CFC unconditionally on December 31, 2019.

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

In March 1998, the cities of Riverside, California and Anaheim, California, brought Federal Energy Regulatory Commission (“FERC”) and civil actions against Deseret. All of these actions were dismissed in April 2000, with no material impact on Deseret’s ability to meet its annual payment requirements under the ORA.

At November 30, 2000 and May 31, 2000, CFC had the following exposure to Deseret.

(Dollar amounts in thousands)	November 30, 2000	May 31, 2000

Loans outstanding (1)	$571,337	$571,579

Guarantees outstanding:

Tax-exempt bonds	2,300	2,300

Mine equipment leases	44,001	46,795

Letters of credit	63,446	40,159

Total guarantees	109,747	89,254

Total exposure	$681,084	$660,833

(1)	As of November 30, 2000, the loan balance of $571 million to Deseret is comprised of $180 million of cash flow shortfalls related to Deseret’s debt service and rental obligations guaranteed by CFC, $266 million related to the redemption of the Bonanza secured lease obligation bonds, $98 million related to the purchase of RUS loans, $17 million related to the original CFC loan to Deseret and $10 million related to the settlement of the foreclosure litigation.

Deseret has made all payments required by the ORA. CFC received minimum cash flow payments totaling $31 million and excess cash payments totaling $10 million during the year ended May 31, 2000. During calendar year 2000, Deseret made quarterly payments totaling $38 million and an excess cash payment of $14 million on December 29, 2000. In addition, CFC anticipates that Deseret will make an additional excess cash payment of $15 million during the first quarter of calendar year 2001.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(d) At November 30, 2000, CFC had a total of $808 million in loans outstanding to Denton County Electric Cooperative, Inc., (d/b/a CoServ), a large electric distribution cooperative representing 3.8% of CFC’s total loans and guarantees outstanding. Subsequent to the end of the second quarter, CoServ has drawn additional advances totaling $48 million. As of January 1, 2001, CFC has classified all loans to CoServ as non-performing and placed them on non-accrual status with respect to the recognition of interest income. These loans have not been classified as impaired. CFC is currently gathering the information required to calculate an impairment, if any, with respect to the requirements of SFAS No. 114.

CoServ provides retail electric service to residential and business customers in an area where there has been significant residential and commercial growth in and adjacent to its current service territory over the last few years. CoServ adopted a strategy to provide a broad range of utility and other related services to consumers both in its service territory and the newly developing areas adjacent to its service territory. The non-electric services are generally provided through its controlled affiliates, which have been funded primarily through advances from CoServ, and include natural gas, home-security, cable television and a variety of telecommunications services. CoServ has also made substantial loans to and equity investments in residential and commercial real estate development projects. CFC loans to CoServ are secured primarily by assets and revenues of the electric distribution system. There is competition for substantially all services provided in the CoServ service territory.

CoServ currently has approximately $30 million in available commitments from CFC on previously approved loans. Advances under the loan commitments will be subject to standard CFC loan terms and conditions.

(e) At November 30, 2000 and May 31, 2000, no borrowers were in payment default.

(12) Segment Information

CFC operates in two business segments – rural electric lending and rural telecommunications lending. Summary financial information relating to each segment is presented below.

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

The following chart contains the income statement for the six months ended November 30, 2000 and the total assets at November 30, 2000.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:

Operating income	$486,047	$202,492	$688,539

Cost of funds	358,616	200,252	558,868

Gross margin	127,431	2,240	129,671

Operating expenses	11,757	160	11,917

Loan loss provision	15,800	—	15,800

Total expenses	27,557	160	27,717

Net margin before extraordinary item	99,874	2,080	101,954

Extraordinary loss	(331)	—	(331)

Net margin	$99,543	$2,080	$101,623

Assets:

Loans outstanding, net (1)	$13,642,275	$5,077,126	$18,719,401

Other assets	60,898	455,793	516,691

Total assets	$13,703,173	$5,532,919	$19,236,092

(1)	Net loans are calculated by prorating the loan loss allowance and subtracting this allowance from gross loans outstanding.

The following chart contains the income statement for the six months ended November 30, 1999 and the total assets at November 30, 1999.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:

Operating income	$364,462	$105,606	$470,068

Cost of funds	292,459	103,542	396,001

Gross margin	72,003	2,064	74,067

Operating expenses	10,954	179	11,133

Loan loss provision	17,355	—	17,355

Total expenses	28,309	179	28,488

Net margin	$43,694	$1,885	$45,579

Assets:

Loans outstanding, net (1)	$11,615,345	$3,350,561	$14,965,906

Other assets	203,521	244,501	448,022

Total assets	$11,818,866	$3,595,062	$15,413,928

(1)	Net loans are calculated by prorating the loan loss allowance and subtracting this allowance from gross loans outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar amounts in millions)

The following discussion and analysis is designed to provide a better understanding of CFC’s combined financial condition and results of operations and as such should be read in conjunction with the Combined Financial Statements, including the notes thereto.

Financial Condition

At November 30, 2000, CFC had $19,236 in total assets, an increase of $2,153 or 13% over May 31, 2000. Net loans outstanding to members totaled $18,719 at November 30, 2000 an increase of $2,269 compared to a total of $16,450 at May 31, 2000. Net loans represented 97% and 96% of total assets at November 30, 2000 and May 31, 2000, respectively. The remaining assets, $517 and $633 at November 30, 2000 and May 31, 2000, respectively, consisted of other assets to support CFC’s operations. Except as required for the debt service account and unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

The following chart provides a break-out of the loans outstanding by member class and loan program.

			Increase/
	November 30, 2000	May 31, 2000	(Decrease)

Long-term loans:

Electric	$11,205	$10,693	$512

Telephone	4,816	3,358	1,458

Total long-term loans	16,021	14,051	1,970

Intermediate-term loans:

Electric	383	343	40

Telephone	13	12	1

Total intermediate-term loans	396	355	41

Short-term loans:

Electric	1,552	1,281	271

Telephone	314	330	(16)

Total short-term loans	1,866	1,611	255

RUS guaranteed loans	109	89	20

Restructured loans	571	572	(1)

Total loans	18,963	16,678	2,285

Loan loss allowance	(244)	(228)	(16)

Net loans	$18,719	$16,450	$2,269

Percentage of loans with a fixed interest rate	51%	53%

Percentage of loans with a variable interest rate	49%	47%

Percentage of long-term loans	88%	88%

Percentage of short-term loans	12%	12%

The increase in loans outstanding resulted primarily from increased levels of lending to rural telecommunications systems for the acquisition of rural exchange assets. In addition, CFC loan advances have increased due to the following reasons: (1) the strong economy, which has spurred construction and business development; (2) RUS waiting periods, which caused more borrowers to buyout their RUS debt and/or make greater use of CFC 100% loan funds; (3) a large number of systems have bought out their RUS debt over the last few years, requiring them to seek non-RUS financing; and (4) some borrowers have begun to expand and diversify their operations through acquisitions and mergers.

Long-term loans represented 88% of loans outstanding at November 30, 2000 and May 31, 2000. Long-term fixed rate loans represented 57% and 60% of total long-term loans at November 30, 2000 and May 31, 2000, respectively. Loans converting from a variable rate to a fixed rate for the six months ended November 30, 2000 totaled $1,171 which was offset by $7 of loans that converted from the fixed rate to the variable rate. For the six months ended November 30, 1999, loans converting from a variable rate to a fixed rate totaled $14 which was offset by $6 of loans that converted from the fixed rate to the variable rate. This resulted in a net conversion of $1,164 from the variable rate to a fixed rate for the six months ended November 30, 2000, compared to a net conversion of $8 for the six months ended November 30, 1999.

The following chart provides a break-out of guarantees outstanding by type.

			Increase/
	November 30, 2000	May 31, 2000	(Decrease)

Long-term tax-exempt bonds	$1,002	$1,025	$(23)

Debt portions of leveraged lease transactions	109	111	(2)

Indemnifications of tax benefit transfers	246	259	(13)

Letters of credit	342	276	66

Other guarantees	387	274	113

Total	$2,086	$1,945	$141

The increase in total guarantees outstanding for the six months ended November 30, 2000 was due primarily to the increases in letters of credit and other guarantees. The increase in other guarantees resulted from an increase to the balance of NCSC commercial paper guaranteed by CFC.

At November 30, 2000, CFC had unadvanced commitments totaling $14,301, an increase of $602 compared to the balance of $13,699 at May 31, 2000. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed, but funds have not been advanced. Approximately 38% and 37%, respectively, of the outstanding commitments at November 30, 2000 and May 31, 2000, were for short-term or line of credit loans. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most of these commitments. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved.

The following chart provides a break-out of debt outstanding.

			Increase/
	November 30, 2000	May 31, 2000	(Decrease)

Notes payable:

Commercial paper (1)	$8,914	$6,550	$2,364

Bank bid notes	185	155	30

Long-term debt with remaining maturities less than 1 year	2,694	3,040	(346)

Commercial paper reclassified as long-term	(7,040)	(5,493)	(1,547)

Total notes payable	4,753	4,252	501

Long-term debt:

Collateral trust bonds	3,245	3,251	(6)

Medium-term notes	1,740	1,852	(112)

Commercial paper reclassified as long-term	7,040	5,493	1,547

Total long-term debt	12,025	10,596	1,429

QUICS	400	400	—

Total debt outstanding	$17,178	$15,248	$1,930

Percentage of fixed rate debt (2)	47%	50%

Percentage of variable rate debt (3)	53%	50%

Percentage of long-term debt	72%	72%

Percentage of short-term debt	28%	28%

(1)	Includes $14 and $0 related to the daily liquidity fund at November 30, 2000 and May 31, 2000, respectively.
(2)	Includes fixed rate collateral trust bonds, medium-term notes and QUICS plus commercial paper with rates fixed through interest rate exchange agreements and less any fixed rate debt that has been swapped to variable.
(3)	The rate on commercial paper notes does not change once the note has been issued. However, the rates on new commercial paper notes change daily and commercial paper notes generally have maturities of less than 90 days. Therefore, commercial paper notes are considered to be variable rate debt by CFC. Also included are variable rate collateral trust bonds and medium-term notes.

Liabilities and members’ equity totaled $19,236 at November 30, 2000, an increase of $2,153 or 12.6% over the balance of $17,083 at May 31, 2000. The increase to total liabilities for the six months ended November 30, 2000 was primarily due to increases in commercial paper required to fund the increase in loans outstanding. Total debt outstanding at November 30, 2000 was $17,178, an increase of $1,930 over the May 31, 2000 balance of $15,248.

The following chart provides a break-out of members’ subordinated certificates and members’ equity outstanding.

			Increase/
	November 30, 2000	May 31, 2000	(Decrease)

Subordinated certificates:

Membership certificates	$642	$642	$—

Loan certificates	698	517	181

Guarantee certificates	176	182	(6)

Total subordinated certificates	1,516	1,341	175

Members’ equity	366	341	25

Total equity and certificates	$1,882	$1,682	$200

As a condition of becoming a CFC member, CFC requires the purchase of membership subordinated certificates. The majority of membership subordinated certificates outstanding and all new membership subordinated certificates have an original maturity of 100 years and pay interest at 5%. A small portion of membership subordinated certificates have an original maturity of 50 years and pay interest at a rate of 3%. Members are required to purchase subordinated certificates with each new loan and guarantee, depending on the borrower’s internal leverage ratio with CFC. Subordinated certificates are junior to all debt issued by CFC.

Applicants are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to one thousand dollars depending on the membership class. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At year-end, the net margin is allocated to the members in the form of patronage capital, to a members’ capital reserve and to the cooperative education fund. The net margin required to earn a 1.12 TIER is allocated back to the members. The net margin earned in excess of the amount required to earn a 1.12 TIER is allocated primarily to the members’ capital reserve, and a small portion is allocated to the cooperative education fund. The cooperative education fund is distributed annually to the cooperatives to assist in the teaching of cooperative principles. CFC immediately retires 70% of the net margin allocated for the prior year and holds the remaining 30% as allocated margins, which are currently retired after 15 years. All retirements of allocated margins are subject to approval by the Board of Directors. CFC does not pay interest on the allocated but unretired margins.

The increase to members’ subordinated certificates and members’ equity for the six months ended November 30, 2000 is due to the issuance of new loan certificates related to loan advances and current year net margin offset by the retirement of patronage capital. During the six months ended November 30, 2000, the loan subordinated certificates increased by 35% from $517 at May 31, 2000 to $698 at November 30, 2000. On August 31, 2000, CFC made a patronage capital retirement of $77, which represented 70% of the net margin allocated for fiscal year 2000 and one-ninth of the net margins for fiscal years 1991, 1992 and 1993.

CFC’s leverage ratio increased to 8.29 during the six months ended November 30, 2000, from 8.10 at May 31, 2000. The ratio is calculated by dividing debt and guarantees outstanding, excluding QUICS and all debt used to fund loans guaranteed by RUS, by the total of QUICS, members’ subordinated certificates and members’ equity. Members’ subordinated certificates and QUICS are treated as equity in the calculation of the leverage ratio. CFC will retain the flexibility to further amend its capital retention policies to retain members’ investments in CFC consistent with maintaining acceptable financial ratios. The increase in the leverage ratio was primarily due to an increase in loans outstanding to members financed by the issuance of short-term debt in the capital markets.

CFC’s debt to equity ratio increased to 6.67 at November 30, 2000 from 6.46 at May 31, 2000. The ratio is calculated by dividing debt outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of members’ subordinated certificates, members’ equity, the loan loss allowance and QUICS. The increase to the debt to equity ratio was primarily due to an increase in loans outstanding, which was financed by the issuance of short-term debt in the capital markets.

CFC’s leverage and debt to equity ratios have increased primarily due to the significant increase in loan volume. CFC’s management is committed to maintaining these ratios within a range required for a strong credit rating. CFC has implemented a new policy regarding the purchase of loan subordinated certificates. This policy requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% of the loan for distribution systems and 7% of the loan for power supply systems. CFC also created a members’ capital reserve, in which a portion of the net margin is held annually rather than allocating it back to the members. CFC has the ability to allocate the members’ capital reserve back to its members if necessary. CFC’s management will continue to monitor the leverage and debt to equity ratios. If required, additional policy changes will be made to maintain the ratios within an acceptable range.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC’s net margin is subject to fluctuation as interest rates change. Management has established a 1.10 Times Interest Earned Ratio (“TIER”) as its minimum operating objective. TIER is a measure of CFC’s ability to cover the interest expense on funding. TIER is calculated by dividing the cost of funds and the net margin before extraordinary items by the cost of funds. CFC earned TIERs of 1.18 and 1.12 for the six months ended November 30, 2000 and November 30, 1999, respectively. The following charts details the results for six months ended November 30, 2000 versus November 30, 1999.

			Increase /
	November 30, 2000	November 30, 1999	(Decrease)

Operating income	$689	$470	$219

Cost of funds	559	396	163

Gross margin	130	74	56

General & administrative expenses	12	11	1

Loan loss provision	16	17	(1)

Total expenses	28	28	—

Net margin before extraordinary loss	102	46	56

Extraordinary loss	—	—	—

Net margin	$102	$46	$56

TIER	1.18	1.12

The following chart shows net margins expressed as a percentage of average loans outstanding for the six months ended November 30, 2000 versus November 30, 1999.

			Increase /
	November 30, 2000	November 30, 1999	(Decrease)

Operating income	7.50%	6.50%	1.00%

Cost of funds	6.09%	5.48%	0.61%

Gross margin	1.41%	1.02%	0.39%

General & administrative expenses	0.13%	0.15%	(0.02)%

Loan loss provision	0.17%	0.24%	(0.07)%

Total expenses	0.30%	0.39%	(0.09)%

Net margin before extraordinary loss	1.11%	0.63%	0.48%

Extraordinary loss	—	—	—

Net margin	1.11%	0.63%	0.48%

Net margins for the six months ended November 30, 2000 represent a significant increase over the net margin for the six months ended November 30, 1999. The increase to net margin as shown in the two charts above was due to increases in average loan volume and gross margin earned on loans. Average loan volume for the six months ended November 30, 2000 was $18,299, an increase of $3,873 or 27% over the average loan volume for the prior year period. The reasons for the average loan volume increase include the two large telecommunications loans that were advanced in the quarter ended August 31, 2000 and loans advanced to distribution systems. The gross margin earned on loans for the six months ended November 30, 2000 was 141 basis points, an increase of 39 basis points or 38% over the gross margin for the prior year period. CFC has increased the gross margin spread on its loans as part of the plan to increase the amount of equity accumulated and held. These two items are the primary reason for the significant increase in net margins for the six months ended November 30, 2000.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC and its combined affiliates make loans and provide financial guarantees to their qualified members. The combined memberships include rural electric distribution systems, rural electric power supply systems, statewide rural electric and telecommunication service organizations, associate organizations and telecommunication systems. The following chart summarizes loans and guarantees outstanding by member class at November 30, 2000 and May 31, 2000.

	Loans and Guarantees by Member Class

	November 30, 2000		May 31, 2000

Electric systems:

Distribution	$10,976	52%	$10,487	56%

Power supply	4,150	20%	3,907	21%

Service organizations	551	3%	422	2%

Associate members	229	1%	107	1%

Subtotal electric systems	15,906	76%	14,923	80%

Telecommunication systems	5,143	24%	3,700	20%

Total	$21,049	100%	$18,623	100%

The increase in loans and guarantees from May 31, 2000 to November 30, 2000 was due primarily to an increase in loans to telecommunications systems and secondarily due to an increase in loans and guarantees to distribution systems.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At November 30, 2000, the total exposure outstanding to any one borrower did not exceed 4% of total loans and guarantees outstanding. At November 30, 2000 and May 31, 2000, CFC had $4,445 and $3,464, respectively, in loans outstanding, and $540 and $495, respectively, in guarantees outstanding to its largest 10 borrowers. The amounts outstanding to the largest 10 borrowers at November 30, 2000 and May 31, 2000, represented 23% and 21%, respectively, of total loans outstanding and 26% and 25%, respectively, of total guarantees outstanding. Total credit exposure to the largest 10 borrowers at November 30, 2000 and May 31, 2000, represented 24% and 21%, respectively. At November 30, 2000, the largest 10 borrowers included two distribution systems, three power supply systems and five telecommunications systems compared to four distribution systems, three power supply systems and three telecommunications systems at May 31, 2000.

Credit Limitation

In the fourth quarter of fiscal year 2000, CFC adopted a new credit limitation policy. Under the new policy, (1) a borrower’s total exposure is limited to 25% of CFC’s defined net worth, (2) a borrower’s unsecured loans are limited to 10% of CFC’s defined net worth, and (3) a borrower’s guarantees outstanding are limited to 10% of CFC’s defined net worth. CFC’s defined net worth is the total of members’ subordinated certificates issued and outstanding, members’ equity and the loan loss allowance. If a borrower submitting a new loan application has an exposure in excess of any one of the three tests, only the CFC Board of Directors may approve the new loan application. The new policy allows more total exposure, but is more restrictive on guarantee and unsecured loan exposure than the old policy. CFC’s Board of Directors may approve a loan to a borrower with an exposure in excess of one or more of these tests after consideration of other factors, including the amount of the loan, the maturity of the loan, and the value of collateral held by CFC. At November 30, 2000, CFC’s defined net worth totaled $2,127, an increase of $217 or 11% compared to $1,910 at May 31, 2000. At November 30, 2000, the 25% limit on total exposure was $532 million, an increase of $54 million from $478 million at May 31, 2000 and the 10% limit on unsecured and guarantee exposure was $213 million, an increase of $22 million from $191 million at May 31, 2000. At November 30, 2000, there were six borrowers with total exposure greater than 25% of defined net worth and two borrowers with total guarantees outstanding in excess of 10% of defined net worth, compared to three borrowers with total exposure greater than 25% of defined net worth and one borrower with guarantees in excess of 10% of defined net worth at the prior year-end. The three new borrowers with total exposure in excess of 25% of defined net worth include two telecommunications systems that purchased local exchange systems. By policy, new loan applications from any borrower that has a total exposure in excess of the limit in any of the three categories may be approved only by CFC’s Board of Directors.

CFC believes that the current status of six borrowers in excess of the policy limit is a temporary situation. CFC anticipates that the total of members’ equity, members’ subordinated certificates and the loan loss allowance will increase by May 31, 2001. In addition, the total exposure to a few large borrowers may be reduced through the sale of loan participations. The combination of the increase to defined net worth and the decrease in exposure to a few large borrowers should reduce the number of borrowers that have total exposures in excess of the limit set by the policy.

Security Provisions

Except when providing lines of credit, CFC typically lends to its members on a secured basis. At November 30, 2000, a total of $1,746 of loans were unsecured representing 9% of total loans. At May 31, 2000, a total of $1,632 of loans were unsecured representing 10% of total loans. At November 30, 2000 and May 31, 2000, approximately $112 or 6% and $118 or 7%, respectively, of the unsecured loans represented obligations of distribution systems for the initial phase(s) of RUS note buyouts. Upon completion of a system’s buyout from RUS, CFC receives a first lien security on all assets and future revenues. The unsecured loans would represent 9% of total loans as of both November 30, 2000 and May 31, 2000 if these partial note buyout obligations were excluded. CFC’s long-term loans are typically secured pro-rata with any other secured lenders (primarily RUS) by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. At November 30, 2000 and May 31, 2000, a total of $279 and $244, respectively, of guarantees were unsecured, representing 13% and 13%, respectively, of total guarantees. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At November 30, 2000 and May 31, 2000, CFC had a total of $2,025 and $1,876, respectively, of unsecured loans and guarantees representing 10% and 10%, respectively, of total loans and guarantees.

Non-performing and Restructured Loans

CFC classifies a borrower as non-performing when any one of the following criteria are met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment under the original terms is not anticipated, or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, interest on its loans is recognized on a cash or accrual basis, to be determined on a case by case basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At November 30, 2000 and May 31, 2000, there were no loans classified as non-performing. Subsequent to the end of the quarter on January 1, 2001, CFC classified a total of $808 million in loans to CoServ, an electric distribution system, as non-performing and placed the loans on non-accrual status with regard to the recognition of interest income.

Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cash flows. At November 30, 2000 and May 31, 2000, restructured loans totaled $571 and $572, respectively. At November 30, 2000 and May 31, 2000, all restructured loans were on accrual status with respect to the recognition of interest income at a rate of 5.0 % and 3.9%, respectively. On June 1, 2000, CFC increased the rate at which it accrues interest on restructured loans as a result of excess cash payments received since the inception of the restructuring agreement. On January 1, 2001, CFC increased the accrual rate to 7.0%.

Allowance for Loan Losses

CFC maintains an allowance for potential loan losses, which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC’s borrowers, delinquencies, loan charge-off history, underlying collateral and economic and industry conditions.

Since its inception in 1969, CFC has charged-off loan balances in the total amount of $80 net of recoveries. Management believes that the allowance for loan losses is adequate to cover any portfolio losses that may occur.

The following chart presents a summary of the allowance for loan losses for the six months ended November 30, 2000 and fiscal year ended May 31, 2000.

	November 30, 2000	May 31, 2000

Beginning balance	$228	$212

Provision for loan losses	16	17

Charge-offs, net of recoveries	—	(1)

Ending balance	$244	$228

As a percentage of gross loans	1.29%	1.37%

As a percentage of gross loans and guarantees	1.16%	1.22%

As a percentage of total non-performing and restructured loans	42.72%	39.94%

Asset/Liability Management

A key element of CFC’s funding operation is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining period until maturity of the fixed rate loan portfolio and related funding. It is CFC’s policy to manage the match funding of asset and liability repricing terms within a range of 5% of total assets. At November 30, 2000, CFC had $9,114 of fixed rate assets amortizing or repricing funded by $7,623 of fixed rate liabilities maturing during the next 30 years and CFC had $1,548 of members’ equity and subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $57 or 0.30% of total assets, represents the fixed rate assets in excess of the fixed rate debt maturing during the next 30 years. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper and bank bid notes, both of which are issued primarily with original maturities under 90 days. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, QUICS, members’ subordinated certificates and members’ equity. With the exception of commercial paper and members’ subordinated certificates, which are generally issued with extended maturities at rates below CFC’s long-term cost of funding, CFC’s liabilities have average maturities that closely match the repricing terms of CFC’s fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

Certain of CFC’s collateral trust bonds and medium-term notes were issued with early redemption provisions. To the extent borrowers are allowed to convert their fixed rate loans to a variable interest rate and to the extent it is beneficial, CFC takes advantage of these early redemption privileges. However, because conversions can take place at different intervals from early redemptions, CFC charges conversion fees designed to compensate for any additional interest rate risk assumed by CFC.

CFC makes use of an interest rate analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members’ subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and the portfolio as a whole. There are no scheduled maturities for the members’ equity, primarily unretired patronage capital allocations. The balance of members’ equity is assumed to remain relatively stable since annual retirements are approximately equal to the annual allocations of net margin. The non-amortizing members’ subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing members’ subordinated certificates and members’ equity are first used to “fill” any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate assets amortizing or repricing in that year or the amount of fixed rate assets that are assumed funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or equity and certificates is used to calculate a TIER for each year and the portfolio as a whole. The schedule allows CFC to analyze the impact on the overall TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. The following chart shows the scheduled amortization and maturity of fixed rate assets and liabilities outstanding at November 30, 2000.

INTEREST RATE GAP ANALYSIS
(Fixed Assets/Liabilities)
November 30, 2000

		Over 1 year	Over 3 years	Over 5 years	Over 10 years
	Less than	but less than	but less than	but less than	but less than	Over
	1 year	3 years	5 years	10 years	20 years	20 years	Total

Assets:

Amortization and repricing	$502	$1,637	$2,620	$2,386	$1,420	$549	$9,114

Total assets	$502	$1,637	$2,620	$2,386	$1,420	$549	$9,114

Liabilities and equity:

Long-term debt	$620	$1,435	$1,774	$2,716	$469	$609	$7,623

Members’ certificates and equity	24	117	123	393	799	92	1,548

Total liabilities and equity	$644	$1,552	$1,897	$3,109	$1,268	$701	$9,171

Gap (1)	$142	$(85)	$(723)	$723	$(152)	$152	$57

Cumulative gap	$142	$57	$(666)	$57	$(95)	$57

Cumulative gap as	0.74%	0.30%	(3.46)%	0.30%	(0.49)%	0.30%

a % of total assets

(1)	Loan amortization/repricing (over)/under debt maturities.

Derivative and Financial Instruments

At November 30, 2000 and May 31, 2000, CFC was a party to interest rate exchange agreements totaling $5,912 and $4,817, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will only enter into interest rate exchange agreements with highly rated financial institutions. CFC was using interest rate exchange agreements to fix the interest rate on $2,987 as of November 30, 2000 and $2,461 as of May 31, 2000 of its variable rate commercial paper. Interest rate exchange agreements were used to swap fixed interest rates with variable interest rates on $525 of collateral trust bonds as of November 30, 2000 and May 31, 2000. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $2,400 of collateral trust bonds and $1,831 of medium-term notes were issued and CFC’s variable commercial paper rate.

All of CFC’s derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

During the six months ended November 30, 2000, CFC issued commercial paper to European investors in a foreign currency. The following chart provides details of the foreign currency exchange agreements that CFC had outstanding at November 30, 2000.

(Currency amounts in thousands)
Type of Debt (1)	Issue Date	Maturity Date	U.S. Dollars	Foreign Currency (2)	Rate

MTN	February 24, 1999	February 24, 2006	$390	350 EU	1.115

(1)	MTN – CFC medium-term notes
(2)	EU – Euros

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

Market Risk

CFC’s primary market risk exposures are interest rate risk and liquidity risk. CFC is also exposed to counterparty risk as a result of entering into interest rate exchange agreements.

CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, QUICS, members’ subordinated certificates, members’ equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis. This gap analysis is a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and equity maturing by year (see chart on page 26). The analysis indicates the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC’s funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets. At November 30, 2000 and May 31, 2000, fixed rate loans funded by variable rate debt represented 0.3% and 0.5%, respectively, of total assets.

Variable rate loans are priced monthly based on the cost of the debt used to fund the loans; therefore, the interest rate risk is minimal on these loans. CFC uses variable rate debt, non-interest bearing members’ subordinated certificates and members’ equity to fund variable rate loans. At November 30, 2000 and May 31, 2000, 49% and 47%, respectively, of loans carry a variable interest rate.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years. These loans are funded by variable rate commercial paper, bank bid notes, collateral trust bonds, medium-term notes, non-interest bearing members’ subordinated certificates and members’ equity. The average maturity of commercial paper and bank bid notes are typically 30 to 35 days. The collateral trust bonds and medium-term notes are issued for longer periods than commercial paper; however, the maturity for collateral trust bonds and medium-term notes is typically shorter than the maturity of the loans. Loan subordinated certificates are issued for the same period as the related loan. Thus, CFC is at risk if it is unable to continually rollover its commercial paper balance or issue other forms of variable rate debt to support its variable rate loans. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At November 30, 2000 and May 31, 2000, CFC had a total of $7,040 and $5,493 in revolving credit agreements and bank lines of credit.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart below). CFC also maintains shelf registrations with the SEC for its collateral trust bonds, medium-term notes, QUICS and member subordinated capital securities. At November 30, 2000 and May 31, 2000, CFC had active shelf registrations totaling $1,175 and $175, respectively, related to collateral trust bonds, $824 and $2,542, respectively, related to medium-term notes, $400 and $400, respectively, related to QUICS and members’ subordinated capital securities and $300 and $0, respectively, related to a daily liquidity fund. Subsequent to the quarter end on December 15, 2000, CFC registered an additional $2,000 and $500, respectively, related to medium-term notes and collateral trust bonds. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At November 30, 2000 and May 31, 2000, CFC had $40 and $0, respectively, of commercial paper and $1,010 of medium-term notes at both dates, outstanding to European investors. As of November 30, 2000, CFC had total issuance authority of $1,000 related to commercial paper and $2,000 related to medium-term notes under these programs in Europe.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements and foreign currency exchange agreements. To mitigate this risk, CFC only enters into these agreements with highly-rated counterparties. At November 30, 2000 and May 31, 2000, CFC was a party to $5,912 and $4,817, respectively, of interest rate exchange agreements and $390 and $438, respectively, of foreign currency exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under any of these agreements. At November 30, 2000, CFC’s interest rate exchange agreement and foreign currency exchange agreement counterparties had credit ratings ranging from A to AAA as assigned by Standard & Poor’s Corporation.

Credit Ratings

CFC’s long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Investors Service. The following table presents CFC’s credit ratings at November 30, 2000 and May 31, 2000.

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

Member Investments

At November 30, 2000 and May 31, 2000, CFC’s members provided 16% and 17% of total capitalization.

MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

	November 30, 2000	% of Total (1)	May 31, 2000	% of Total (1)

Commercial paper (2)	$906	10%	$841	13%

Medium-term notes	341	8%	294	6%

Members’ subordinated certificates	1,516	100%	1,340	100%

Members’ equity	366	100%	341	100%

Total	$3,129		$2,816

Percentage of total capitalization	16%		17%

(1)	Represents the percentage of each line item outstanding to CFC members.
(2)	Includes $14 and $0 related to the Daily Liquidity Fund at November 30, 2000 and May 31, 2000, respectively.

The total amount of member investments increased slightly at November 30, 2000 compared to May 31, 2000. Total member investments, as a percentage of total capitalization decreased due to the increase in non-member debt required to fund the growth in loans outstanding. Total capitalization at November 30, 2000, was $19,061, an increase of $2,132 over the total capitalization of $16,929 at May 31, 2000. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 17% and 18% at November 30, 2000 and May 31, 2000, respectively.

Financial Outlook

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “anticipates”, “expects”, “projects”, “believes”, “plans”, “may”, “intend”, “should”, “could”, “will”, “estimate”, and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss analysis, net margin growth, leverage and debt to equity ratios, and borrower financial performance are forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:
•	Interest rates – CFC interest rates generally move with rates in the capital markets. CFC includes an adder in its loan rate to generate a margin. The adder is a percentage of funding cost. If rates decrease the gross margins earned on loans outstanding may decrease as well.
•	Loan funding – Risk associated with the funding of loans is discussed in detail in the market risk and matched funding sections of this management discussion and analysis.
•	Borrowers – CFC’s borrowers are generally located in rural areas throughout the United States and its territories. The borrowers vary in size, management experience and the extent to which they have expanded into diversified activities outside of electric service or local exchange telephone service. CFC borrowers are concentrated in the electric utility and telecommunications industries. Problems in either industry could impact the borrowers’ ability to repay CFC loans.
•	RUS approved loan and guarantee funding levels – Direct RUS loans and loans from the FFB with an RUS guarantee are the lowest cost option for CFC’s members. Further increases in RUS direct loan or loan guarantee levels may impact demand for loans from CFC.
•	Continued performance of Deseret within the terms of the restructure agreement. At November 30, 2000, CFC had a total exposure of $681 to Deseret.
•	The resolution of the CoServ exposure without a material loss. At November 30, 2000, CFC had a total exposure of $808 to CoServ.

The forward-looking statements are based on management’s then current views and assumptions regarding future events and operating performance. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Loans outstanding increased by $2,285 or an increase of 14% during the six months ended November 30, 2000. CFC does not anticipate that this level of growth will continue over the final six months of the fiscal year. A large portion of the growth in the first six months was due to unique one-time telecommunications transactions. In one of these transactions, CFC is planning to sell loan participations to reduce the total exposure within the guidelines of its credit limitation policy. RUS loan guarantee levels have been increased and CFC borrowers may use those funds as a first option.

Net margins increased by $56 or 123% during the six months ended November 30, 2000, as compared to the prior year period. The rate of growth in net margins is expected to slow in the last six months of the year due to several factors. The Federal Reserve decreased interest rates by 50 basis points on January 2, 2001 and more rate cuts are expected prior to the close of CFC’s fiscal year on May 31, 2001. As a result CFC’s variable interest rates on loans to borrowers may decrease in the last half of the fiscal year. At November 30, 2000 a total of 49% of CFC’s outstanding loan portfolio had a variable interest rate. As of January 1, 2001, CFC placed loans to a borrower totaling $856 on non-accrual status. This will reduce interest income by approximately $5 per month. To date this borrower is current with respect to all payments due. CFC may also have to increase the amount of the provision to the loan loss reserve over the final six months of the year, which may negatively impact net margins. Net margins for the fiscal year ending May 31, 2001 were projected to be approximately $235. A reduction of $5 a month over the final five months of the year would reduce the projection to about $210. More detail on this borrower is located in footnote 11 to the November 30, 2000 financial statements.

The balance of the loan loss reserve increased by $16 or 7% during the six months ended November 30, 2000. CFC had no loan write-offs during this period. CFC is in the process of determining the value of its collateral and future estimated cashflow with regard to the borrower that was placed on non-accrual status. At this time it is not known whether there is a probability of loss or the timing and amount of any such loss. As such, it is difficult to determine if the loan loss reserve is adequate to cover this credit exposure in addition to the rest of the loan portfolio. CFC does not believe that there is a threat of a principal loss on this borrower in the near term. If it is determined that a larger loss reserve is required for this credit exposure, CFC has time over which to make the required additions to the loss reserve. CFC has experience working with its borrowers to resolve problem situations with little or no loss. CFC has completed restructurings with 12 borrowers, which have varied from small distribution systems to very large generation systems. CFC has had a cummulative net write-off of $80 since its inception in 1969.

CFC’s leverage and debt to equity ratios have increased since May 31, 2000 due to loan growth and the annual payment of patronage capital retirements in August 2000. The leverage ratio increased from 8.10 to 8.29 and the debt to equity ratio increased from 6.46 to 6.67. CFC has targeted a leverage ratio of approximately 8.00. CFC expects the leverage and debt to equity ratios to decrease slightly over the next six months. As described above, loan growth is not expected to continue at the same level as over the first six months and CFC is planning to sell loan participations in one large telecommunications transaction. CFC has also made policy changes to increase the amount of members’ equity and certificates. The amount of loan certificate required to be purchased as a condition to receiving a loan has been increased for most borrowers and a portion of the net margins will be held as unallocated in the members’ capital reserve. The change to the amount of loan certificates purchased was implemented during the first six months of the year and the members’ capital reserve has been accumulating since November 1999.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
               None.

Item 2. Changes in Securities.
               None.

Item 3. Defaults upon Senior Securities.
               None.

Item 4. Submission of Matters to a Vote of Security Holders.
               None.

Item 5. Other Information.
               None.

Item 6. Exhibits and Reports on Form 8-K.

               A. Exhibits.
                              None.

               B. Reports on Form 8-K.
                              None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

/s/ Steven L. Lilly
Chief Financial Officer

January 16, 2001

/s/ Steven L. Slepian
Controller (Principal Accounting Officer)

January 16, 2001