Form 10-Q
period 2001-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2001-03-21
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

        [X]                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2001

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

COMBINED BALANCE SHEETS

(Dollar Amounts in Thousands)

A S S E T S

	(Unaudited)
	February 28, 2001	May 31, 2000

Cash and cash equivalents	$196,780	$246,028

Debt service investments	26,875	22,968

Loans to members, net	19,307,859	16,449,753

Receivables	198,005	180,106

Fixed assets, net	46,433	43,672

Debt service reserve funds	86,198	98,870

Other assets	39,989	42,043

	$19,902,139	$17,083,440

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS

(Dollar Amounts in Thousands)

L I A B I L I T I E S    A N D    M E M B E R S’    E Q U I T Y

	(Unaudited)
	February 28, 2001	May 31, 2000

Notes payable, due within one year	$7,514,549	$4,252,166

Accounts payable	15,731	20,145

Accrued interest payable	119,310	125,708

Long-term debt	9,914,104	10,595,596

Other liabilities	2,359	8,191

Quarterly income capital securities	400,000	400,000

Members’ subordinated certificates:

Membership subordinated certificates	641,985	641,985

Loan and guarantee subordinated certificates	912,985	698,432

Total members’ subordinated certificates	1,554,970	1,340,417

Members’ equity	381,116	341,217

Total members’ subordinated certificates and members’ equity	1,936,086	1,681,634

	$19,902,139	$17,083,440

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGIN

(Dollar Amounts in Thousands)

For the Quarters and Nine Months Ended February 28, 2001 and February 29, 2000

	Quarters Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2001	2000	2001	2000

Operating income	$354,692	$265,843	$1,043,231	$735,911

Less: cost of funds	290,425	224,145	849,293	620,146

Gross margin	64,267	41,698	193,938	115,765

Expenses:

General and administrative	7,348	6,070	19,265	17,203

Provision for loan losses	42,100	—	57,900	17,355

Total expenses	49,448	6,070	77,165	34,558

Operating margin	14,819	35,628	116,773	81,207

Extraordinary item	45	—	(286)	—

Net margin	$14,864	$35,628	$116,487	$81,207

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(Dollar Amounts in Thousands)

For the Quarters Ended February 28, 2001 and February 29, 2000

					Patronage Capital
					Allocated

			Education	Unallocated	General Reserve
	Total	Memberships	Fund	Margin	Fund	Other

Quarter ended February 28, 2001:

Balance at November 30, 2000	$366,273	$1,542	$903	$120,241	$500	$243,087

Net margin	14,864	—	—	14,864	—	—

Other	(21)	(1)	(20)	—	—	—

Balance at February 28, 2001	$381,116	$1,541	$883	$135,105	$500	$243,087

Quarter ended February 29, 2000:

Balance at November 30, 1999	$274,538	$1,530	$438	$47,868	$503	$224,199

Net margin	35,628	—	—	35,628	—	—

Other	(38)	6	(42)	—	—	(2)

Balance at February 29, 2000	$310,128	$1,536	$396	$83,496	$503	$224,197

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(Dollar Amounts in Thousands)

For the Nine Months Ended February 28, 2001 and February 29, 2000

					Patronage Capital
					Allocated

					General
			Education	Unallocated	Reserve
	Total	Memberships	Fund	Margin	Fund	Other

Nine months ended February 28, 2001:

Balance at May 31, 2000	$341,217	$1,538	$927	$18,618	$500	$319,634

Retirement of patronage capital	(77,439)	—	—	—	—	(77,439)

Net margin	116,487	—	—	116,487	—	—

Other	851	3	(44)	—	—	892

Balance at February 28, 2001	$381,116	$1,541	$883	$135,105	$500	$243,087

Nine months ended February 29, 2000:

Balance at May 31, 1999	$294,953	$1,535	$543	$2,289	$503	$290,083

Retirement of patronage capital	(66,445)	—	—	—	—	(66,445)

Net margin	81,207	—	—	81,207	—	—

Other	413	1	(147)	—	—	559

Balance at February 29, 2000	$310,128	$1,536	$396	$83,496	$503	$224,197

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

For the Nine Months Ended February 28, 2001 and February 29, 2000

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net margin	$116,487	$81,207

Add (deduct):

Provision for loan losses	57,900	17,355

Depreciation	1,710	1,183

Amortization of deferred income	(706)	(1,752)

Amortization of issuance costs and deferred charges	5,072	4,141

Receivables	(24,843)	(8,442)

Accounts payable	(4,413)	(642)

Accrued interest payable	(6,398)	30,310

Other	(23,249)	(23,520)

Net cash provided by operating activities	121,560	99,840

CASH FLOWS FROM INVESTING ACTIVITIES:

Advances made on loans	(6,765,827)	(5,506,571)

Principal collected on loans	3,849,821	3,398,177

Investment in fixed assets	(4,471)	(5,189)

Net cash used in investing activities	(2,920,477)	(2,113,583)

CASH FLOWS FROM FINANCING ACTIVITIES:

Notes payable, net	2,346,440	(167,551)

Debt service investments, net	(3,907)	(3,413)

Proceeds from issuance of long-term debt	3,140,565	3,321,480

Payments for retirement of long-term debt	(2,907,119)	(1,107,391)

Extraordinary loss on retirement of long-term debt	(286)	—

Proceeds from issuance of members’ subordinated certificates	222,588	83,777

Payments for retirement of members’ subordinated certificates	11,349	(26,872)

Payments for retirement of patronage capital	(59,961)	(55,734)

Net cash provided by financing activities	2,749,669	2,044,296

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(49,248)	30,553

BEGINNING CASH AND CASH EQUIVALENTS	246,028	74,403

ENDING CASH AND CASH EQUIVALENTS	$196,780	$104,956

Supplemental disclosure of cash flow information:

Cash paid during nine-month period for interest	$865,374	$594,931

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

CFC’s 1,048 members as of February 28, 2001 included 902 rural electric utility system members, virtually all of which are consumer-owned cooperatives, 73 service members and 73 associate members. The utility member systems included 832 distribution systems and 70 generation and transmission systems operating in 49 states and three U.S. territories.

Rural Telephone Finance Cooperative (“RTFC”) was incorporated as a private cooperative association in the State of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing, securing and arranging financing for its rural telecommunications members and affiliates. RTFC’s results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. As of February 28, 2001, RTFC had 515 members other than CFC. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Guaranty Funding Corporation (“GFC”) was incorporated as a private cooperative in the State of South Dakota in December 1991. GFC operations ceased on January 31, 2001. GFC was a controlled affiliate of CFC and was created for the purpose of providing and servicing loans to its members to fund the refinancing of loans guaranteed by the Rural Utility Service (“RUS”). All loans held by GFC had been transferred by CFC. At January 31, 2001, GFC had loans outstanding to one borrower totaling $45 million. These loans were transferred back to CFC. The discontinuation of GFC activities will have no impact on the CFC and RTFC combined results of operations. All GFC loans were funded by loans from CFC to GFC. The shutdown of GFC will not have an impact on the CFC combined financial statements. The $45 million of loans outstanding were transferred from GFC to CFC upon dissolution. GFC’s net margin was derived primarily from the fees collected for trust service activities. CFC will now become the servicer for the grantor trusts.

In the opinion of management, the accompanying combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC and RTFC as of February 28, 2001 (unaudited) and May 31, 2000, and the combined results of operations, cash flows and changes in members’ equity for the nine months ended February 28, 2001 (unaudited) and February 29, 2000 (unaudited).

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

(b) Principles of Combination

The accompanying financial statements include the combined accounts of CFC and RTFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC. CFC exercises control over RTFC through permanent majority representation on their Board of Directors. CFC manages the affairs of RTFC through a long-term management agreement. As of February 28, 2001, CFC had committed to lend RTFC up to $10 billion to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $6,789 million and $4,994 million as of February 28, 2001 and May 31, 2000, respectively. RTFC’s net margin is allocated to RTFC’s borrowers. Summary financial information relating to RTFC is presented below:

	(Unaudited)
(Dollar amounts in thousands)	February 28, 2001	May 31, 2000

Outstanding loans to members and their affiliates	$5,284,968	$3,699,728

Total assets	5,755,698	3,975,990

Notes payable to CFC	5,263,312	3,679,822

Total liabilities	5,321,690	3,727,438

Members’ subordinated certificates	389,205	213,734

Members’ equity (1)	44,803	34,818

	(Unaudited)
	For the nine months ended
	February 28,	February 29,
(Dollar amounts in thousands)	2001	2000

Operating income	312,101	170,069

Net margin (1)	2,903	2,592

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

Unless stated otherwise, references to CFC relate to CFC and RTFC on a combined basis.

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

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities —Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement or to be included in other comprehensive income, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for all fiscal years beginning after June 15, 2000. CFC will be required to implement this statement as of June 1, 2001. CFC has not yet quantified all effects of adopting Statement No. 133 on its financial statements.

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

On February 15, 1994, CFC completed a collateral trust bond indenture with U.S. Bank Trust National Association as trustee. This indenture does not require the maintenance of a debt service account. All collateral trust bonds issued since that date and all future collateral trust bonds will be issued under this new indenture.

(3)      Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of February 28, 2001 and May 31, 2000, mortgage notes representing approximately $4,780 million and $3,484 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure collateral trust bonds. Both the 1972 indenture and the 1994 indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC’s revolving credit agreement (see footnote 6), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding. Collateral trust bonds outstanding at February 28, 2001 and May 31, 2000 were $3,346 million and $3,351 million, respectively.

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

Activity in the allowance account is summarized as follows for the nine months ended February 28, 2001 and the year ended May 31, 2000.

(Dollar amounts in thousands)	February 28, 2001	May 31, 2000

Balance at beginning of year	$228,292	$212,203

Provision for loan losses	57,900	17,355

Charge-offs	—	(1,266)

Balance at end of quarter	$286,192	$228,292

Loan loss allowance as a percentage of:

Gross loans	1.46%	1.37%

Gross loans and guarantees	1.32%	1.22%

Total non-performing and restructured loans	19.85%	39.94%

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

(6)      Credit Arrangements

As of February 28, 2001, CFC had three revolving credit agreements totaling $7,040 million. These revolving credit agreements are used principally to provide liquidity support for CFC’s outstanding commercial paper. In addition, these revolving credit agreements provide liquidity support for both the commercial paper issued by the National Cooperative Services Corporation (“NCSC”) and guaranteed by CFC, and the adjustable or floating rate bonds, which CFC has guaranteed and is standby purchaser for the benefit of its members.

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

The revolving credit agreements also restrict, with certain exceptions, the creation by CFC of liens on its assets and certain other conditions to borrowing. The agreements also prohibit CFC from pledging collateral in excess of 150% of the principal amount of collateral trust bonds outstanding. CFC may borrow under the agreements until the termination dates provided that CFC is in compliance with these financial covenants and is not in default under these agreements. Compliance with the financial covenants includes that CFC has no material contingent or other liability or material litigation not disclosed or reserved against in its most recent annual and quarterly financial statements. As of February 28, 2001 and May 31, 2000, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the 364-day facilities, CFC classified $4,637 million and $5,493 million, respectively, of its notes payable outstanding as long-term debt at February 28, 2001 and May 31, 2000. CFC expects to maintain more than $4,637 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the 364-day facilities, subject to the conditions therein.

(7)      Unadvanced Loan Commitments

As of February 28, 2001 and May 31, 2000, CFC had unadvanced loan commitments, summarized by type of loan.

	February 28, 2001	May 31, 2000

Long-term	$7,715,412	$7,524,197

Intermediate-term	461,498	457,177

Short-term	4,521,656	4,403,987

Telecommunications	1,504,257	1,313,486

Total unadvanced loan commitments	$14,202,823	$13,698,847

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

(8)      Retirement of Patronage Capital

CFC patronage capital in the amount of $77 million was retired in August 2000, representing 70% of the allocation for fiscal year 2000 and one-ninth of the total allocations for fiscal years 1991, 1992 and 1993. The $77 million includes $17 million retired to RTFC. RTFC retired $19 million in January 2001 representing 70% of its fiscal year 2000 allocation. Future retirements of patronage capital allocated to patrons may be made annually as determined by CFC’s and RTFC’s Boards of Directors with due regard for CFC’s and RTFC’s financial condition.

(9)      Guarantees

As of February 28, 2001 and May 31, 2000, CFC had guaranteed the following contractual obligations of its members.

	February 28, 2001	May 31, 2000

Long-term tax exempt bonds (1)	$985,235	$1,024,340

Debt portions of leveraged lease transactions (2)	104,557	111,319

Indemnifications of tax benefit transfers (3)	238,025	259,223

Letters of credit (4)	359,565	275,995

Other guarantees (5)	396,232	274,325

Total	$2,083,614	$1,945,202

(1)	CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In the event of default by a system for nonpayment of debt service, CFC is obligated to pay any required amount under its guarantee to prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all of the system’s assets, but CFC may not exercise remedies thereunder for up to two years. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan. Of the amounts shown above, $891 million and $920 million as of February 28, 2001 and May 31, 2000, respectively, are adjustable or floating rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers.

(2)	CFC has guaranteed debt issued by NCSC in connection with leveraged lease transactions. The amounts shown represent loans from NCSC to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a CFC member. The loans are secured by the property leased and the owner’s rights as lessor.

(3)	CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. The amounts shown represent CFC’s maximum potential liability at February 28, 2001 and May 31, 2000. However, the amounts of such guarantees vary over the lives of the leases. A member’s obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured pari passu with RUS by a first lien on substantially all of the member’s property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member’s property.

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

(5)	At February 28, 2001 and May 31, 2000, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $274 million and $171 million, respectively.

(10)      Derivative Financial Instruments

At February 28, 2001 and May 31, 2000, CFC was a party to interest rate exchange agreements with notional amounts totaling $6,396 million and $4,817 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will only enter into interest rate exchange agreements with highly rated financial institutions. At February 28, 2001 and May 31, 2000, CFC was using interest rate exchange agreements to fix the interest rate on $2,618 million and $2,461 million, respectively, of its variable rate commercial paper. Interest rate exchange agreements were used to swap fixed interest rates with variable interest rates on $525 million of collateral trust bonds as of February 28, 2001 and May 31, 2000. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate and CFC’s variable commercial paper rate totaling $3,253 million and $1,831 million at February 28, 2001 and May 31, 2000, respectively. All of CFC’s derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

The following table lists the notional principal amounts of CFC’s interest rate exchange agreements at February 28, 2001 and May 31, 2000.

(Dollar amount in thousands)
		Notional Principal Amount				Notional Principal Amount

		February 28,	May 31,			February 28,	May 31,
		2001	2000			2001	2000

June 2000	(2)	$ —	$675,000	October 2004	(3)	$144,700	$150,700

July 2000	(2)	—	301,363	November 2004	(3)	118,000	122,000

August 2000	(3)	—	190,000	January 2005	(3)	8,000	8,000

September 2000	(3)	—	206,140	April 2005	(3)	97,820	97,820

September 2000	(2)	—	54,270	August 2005	(3)	475,000	—

October 2000	(3)	—	20,000	November 2005	(3)	274,313	—

January 2001	(3)	—	65,749	April 2006	(3)	100,000	100,000

January 2001	(2)	—	500,000	September 2007	(3)	78,900	—

February 2001	(3)	—	300,000	January 2008	(3)	14,000	14,000

June 2001	(2)	600,000	—	July 2008	(3)	40,400	40,400

July 2001	(2)	1,000,000	—	September 2008	(3)	64,320	66,410

September 2001	(3)	34,810	34,810	October 2008	(3)	33,512	33,512

February 2002	(2)	953,000	—	April 2009	(3)	29,700	29,700

May 2002	(2)	300,000	300,000	September 2010	(3)	—	43,000

August 2002	(2)	400,000	—	January 2012	(3)	13,000	13,000

January 2003	(3)	22,375	22,375	February 2012	(3)	8,500	9,000

February 2003	(1)	525,000	525,000	December 2013	(3)	173,300	173,300

April 2003	(3)	75,000	75,000	June 2018	(3)	5,000	5,000

June 2003	(3)	48,000	48,000	September 2020	(3)	—	43,000

August 2003	(3)	100,000	100,000	December 2026	(3)	48,185	48,185

September 2003	(3)	91,230	91,230	September 2028	(3)	117,100	118,440

October 2003	(3)	50,439	68,576	April 2029	(3)	66,000	66,000

November 2003	(3)	274,312	—	September 2030	(3)	—	43,000

September 2004	(3)	12,355	15,080			$6,396,271	$4,817,060

(1)	Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.

(2)	Under these agreements, CFC pays a fixed rate of interest and receives a variable rate of interest.

(3)	Under these agreements, CFC pays a variable rate of interest and receives interest based on a fixed rate.

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

During the nine months ended February 28, 2001, CFC issued commercial paper to European investors in foreign currencies. The following chart provides details of the foreign currency swap that CFC had outstanding at February 28, 2001.

(Currency amounts in thousands)
Type of Debt (1)	Issue Date	Maturity Date	U.S. Dollars	Foreign Currency (2)	Rate

MTN	February 24, 1999	February 24, 2006	$390,250	350,000 EU	1.115

(1)	MTN — CFC medium-term notes

(2)	EU — Euros

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

Principal and interest is paid at maturity, which ranges from 1 day to 270 days on CFC commercial paper investments. Interest is paid annually on foreign currency denominated medium-term notes with maturities longer than one year. CFC considers the cost of all related foreign currency swaps as part of the total cost of debt issuance when deciding on whether to issue debt in the U.S. or foreign capital markets and whether to issue the debt denominated in U.S. dollars or foreign currencies.

(11)      Contingencies

(a) At February 28, 2001 and May 31, 2000, CFC had restructured loans in the amount of $552 million and $572 million, respectively, which were on an accrual status with respect to the recognition of interest income. CFC accrued a total of $23 million and $11 million of interest income on restructured loans during the nine months ended February 28, 2001 and February 29, 2000, respectively. At February 28, 2001, CFC had a total of $889 million of loans classified as non-perfoming, which were on non-accrual status with respect to the recognition of interest income. At May 31, 2000, CFC had no loans classified as non-performing.

(b) CFC classified $1,441 million and $572 million, respectively, of the amount described in footnote 11(a) as impaired with respect to the provisions of FASB Statements No. 114 and 118 at February 28, 2001 and May 31, 2000. CFC had allocated $155 million and $85 million of the loan loss allowance for such impaired loans at February 28, 2001 and May 31, 2000, respectively. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $23 million and $11 million on loans classified as impaired during the nine months ended February 28, 2001 and February 29, 2000, respectively. The average recorded investment in impaired loans for the nine months ended February 28, 2001 was $761 million compared to $578 million for the year ended May 31, 2000.

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

In 1991, Deseret and its creditors signed the Agreement Restructuring Obligations (“ARO”), which restructured Deseret’s obligations to CFC, RUS and certain other creditors. Deseret was unable to meet the payment schedule established by the ARO, which resulted in the agreement being amended by a second agreement. In 1996, Deseret and CFC entered into an Obligations Restructuring Agreement (“ORA”). Under the ORA, Deseret agreed to make quarterly minimum payments and to share excess cash flow with CFC through December 31, 2025, while CFC agreed to forbear from exercising any remedies. CFC continued to pay and perform on all of the obligations it had guaranteed for Deseret. In connection with the ORA, on October 16, 1996, CFC acquired all of Deseret’s indebtedness in the outstanding principal amount of $740 million from RUS for the sum of $239 million. The member systems of Deseret purchased from CFC, for $55 million, a participation interest in the RUS debt. The participation agreement allows the Deseret member distribution systems to put the participations back to CFC unconditionally on December 31, 2019.

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

At February 28, 2001 and May 31, 2000, CFC had the following exposure to Deseret.

(Dollar amounts in thousands)	February 28, 2001	May 31, 2000

Loans outstanding (1)	$552,275	$571,579

Guarantees outstanding:

Tax benefit transfers	1,470	2,300

Mine equipment leases	42,381	46,795

Letters of credit	71,171	40,159

Total guarantees	115,022	89,254

Total exposure	$667,297	$660,833

(1)	As of February 28, 2001, the loan balance of $552 million to Deseret is comprised of $177 million of cash flow shortfalls related to Deseret’s debt service and rental obligations guaranteed by CFC, $266 million related to the redemption of the Bonanza secured lease obligation bonds, $81 million related to the purchase of RUS loans, $18 million related to the original CFC loan to Deseret and $10 million related to the settlement of the foreclosure litigation.

Deseret has made all payments required by the ORA.  CFC received minimum cash flow payments totaling $31 million and excess cash payments totaling $10 million during the year ended May 31, 2000. During calendar year 2000, Deseret made quarterly payments totaling $38 million and excess cash payments totaling $27 million.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(d) At February 28, 2001, CFC had a total of $889 million in loans outstanding to Denton County Electric Cooperative, Inc., (d/b/a CoServ Electric), a large electric distribution cooperative representing 4.1% of CFC’s total loans and guarantees outstanding. As of January 1, 2001, CFC classified all loans to CoServ Electric (“CoServ”) as non-performing and placed them on non-accrual status with respect to the recognition of interest income.

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

On March 16, 2001, CFC and CoServ signed a master restructure agreement. The agreement restructures debt obligations of CoServ totaling $906 million over the next 35 years, $889 million of loans outstanding and $17 million of unpaid interest through the closing date. All obligations under the agreement are secured by a first priority lien on substantially all of the assets and revenues of CoServ and its major subsidiaries. Substantially all of the obligations are cross-collateralized and have cross-default provisions. CFC also agreed to lend additional amounts to CoServ to fulfill existing real estate commitments, to continue building out telecommunications infrastructure, as well as to provide the majority of future capital expenditure requirements for the electric distribution system. Based on the terms of the restructure agreement, CFC anticipates that the loan balance outstanding to CoServ will reach a maximum of just over $1 billion during CFC’s fiscal year 2002 and then begin to decline.

The key terms of the restructure agreement are as follows:

•	Real estate projects — CFC will directly receive all payments of principal and interest from these project loans with the exception of an annual 12.5 basis point fee, based on the balance at the beginning of the year. Substantially all real estate obligations are scheduled to be repaid by 2010.
•	Utility systems — CFC will receive quarterly payments for the next 35 years.
•	Additional CFC loans — CFC agreed to make additional loans available to CoServ. These additional loans include a revolving line of credit and long-term loans. The advance of funds may be contingent upon certain conditions, including CoServ’s compliance with all conditions of the restructure agreement. The majority of these additional long-term loans to the utility systems will have 35-year maturities and will carry the then current CFC interest rates. The payments of principal and interest on these loans will be joint obligations of CoServ and its major subsidiaries in addition to the obligations described above.
•	Asset dispositions — CoServ’s obligations to CFC will be reduced by the proceeds from the disposition of any assets by CoServ and its major subsidiaries.
•	Deferred interest — CoServ will provide CFC with a $9 million note payable with a 35-year maturity and a standard CFC interest rate. This note payable is provided to CFC in return for deferring interest on all loans from the closing date through June 30, 2001.

CFC will keep the loans to CoServ on non-accrual status through May 31, 2001. The quarterly payments from CoServ will begin in September 2001. CFC will re-evaluate placing the loans on accrual status in fiscal year 2002 based on CoServ’s performance and the level of proceeds received from asset sales.

Based on the above restructured terms, estimated cashflow payments and asset sales by CoServ and the additional provision made to the loan loss reserve in the third quarter, CFC believes that it is adequately reserved against loss on its loans to CoServ.

(e) At February 28, 2001, two additional borrowers were in payment default to CFC on an unsecured loan totaling $1 million and a partially secured loan totaling $16 million. At May 31, 2000, no borrowers were in payment default.

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

The following chart contains the income statement for the nine months ended February 28, 2001 and the total assets at February 28, 2001.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:

Operating income	$731,130	$312,101	$1,043,231

Cost of funds	540,546	308,747	849,293

Gross margin	190,584	3,354	193,938

Operating expenses	18,814	451	19,265

Loan loss provision	57,900	—	57,900

Total expenses	76,714	451	77,165

Net margin before extraordinary item	113,870	2,903	116,773

Extraordinary item	(286)	—	(286)

Net margin	$113,584	$2,903	$116,487

Assets:

Loans outstanding, net (1)	$14,100,077	$5,207,782	$19,307,859

Other assets	123,550	470,730	594,280

Total assets	$14,223,627	$5,678,512	$19,902,139

(1)	Net loans are calculated by prorating the loan loss allowance and subtracting this allowance from gross loans outstanding.

The following chart contains the income statement for the nine months ended February 29, 2000 and the total assets at February 29, 2000.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:

Operating income	$565,804	$170,107	$735,911

Cost of funds	452,988	167,158	620,146

Gross margin	112,816	2,949	115,765

Operating expenses	16,846	357	17,203

Loan loss provision	17,355	—	17,355

Total expenses	34,201	357	34,558

Operating margin	78,615	2,592	81,207

Net margin before extraordinary item	—	—	—

Net margin	$78,615	$2,592	$81,207

Assets:

Loans outstanding, net (1)	$12,210,667	$3,371,571	$15,582,238

Other assets	243,343	243,039	486,382

Total assets	$12,454,010	$3,614,610	$16,068,620

(1)	Net loans are calculated by prorating the loan loss allowance and subtracting this allowance from gross loans outstanding.

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

Financial Condition

At February 28, 2001, CFC had $19,902 in total assets, an increase of $2,819 or 17% over May 31, 2000. Net loans outstanding to members totaled $19,308 at February 28, 2001 an increase of $2,858 compared to a total of $16,450 at May 31, 2000. Net loans represented 97% and 96% of total assets at February 28, 2001 and May 31, 2000, respectively. The remaining assets, $594 and $633 at February 28, 2001 and May 31, 2000, respectively, consisted of other assets to support CFC’s operations. Except as required for the debt service account and unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

The following chart provides a breakout of the loans outstanding by member class and loan program.

	February 28, 2001	May 31, 2000	Increase/ (Decrease)

Long-term loans:

Electric	$11,045	$10,693	$352

Telephone	4,920	3,358	1,562

Total long-term loans	15,965	14,051	1,914

Intermediate-term loans:

Electric	292	343	(51)

Telephone	14	12	2

Total intermediate-term loans	306	355	(49)

Short-term loans:

Electric	1,381	1,281	100

Telephone	351	330	21

Total short-term loans	1,732	1,611	121

RUS guaranteed loans	150	89	61

Non-performing and restructured loans	1,441	572	869

Total loans	19,594	16,678	2,916

Loan loss allowance	(286)	(228)	(58)

Net loans	$19,308	$16,450	$2,858

Percentage of loans with a fixed interest rate	51%	53%

Percentage of loans with a variable interest rate	49%	47%

Percentage of long-term loans	90%	88%

Percentage of short-term loans	10%	12%

The increase in loans outstanding resulted primarily from increased levels of lending to rural telecommunications systems for the acquisition of rural exchange assets. In addition, CFC loan advances have increased due to the following reasons: (1) the generally strong economy over the past few years, which has spurred construction and business development; (2) RUS waiting periods, which caused more borrowers to buyout their RUS debt and/or make greater use of CFC 100% loan funds; (3) a large number of systems have bought out their RUS debt over the last few years, requiring them to seek non-RUS financing; and (4) some borrowers have begun to expand and diversify their operations through acquisitions and mergers.

Long-term loans represented 90% and 88% of loans outstanding at February 28, 2001 and May 31, 2000, respectively. Long-term fixed rate loans represented 57% and 60% of total long-term loans at February 28, 2001 and May 31, 2000, respectively. Loans converting from a variable rate to a fixed rate for the nine months ended

February 28, 2001 totaled $1,197, which was offset by $235 of loans that converted from the fixed rate to the variable rate. For the nine months ended February 29, 2000, loans converting from a variable rate to a fixed rate totaled $14 which was offset by $6 of loans that converted from the fixed rate to the variable rate. This resulted in a net conversion of $962 from the variable rate to a fixed rate for the nine months ended February 28, 2001, compared to a net conversion of $8 for the nine months ended February 29, 2000.

The following chart provides a breakout of guarantees outstanding by type.

	February 28, 2001	May 31, 2000	Increase/ (Decrease)

Long-term tax-exempt bonds	$985	$1,025	$(40)

Debt portions of leveraged lease transactions	105	111	(6)

Indemnifications of tax benefit transfers	238	259	(21)

Letters of credit	360	276	84

Other guarantees	396	274	122

Total	$2,084	$1,945	$139

The increase in total guarantees outstanding for the nine months ended February 28, 2001 was due primarily to the increases in letters of credit and other guarantees. The increase in other guarantees resulted from an increase to the balance of NCSC commercial paper guaranteed by CFC.

At February 28, 2001, CFC had unadvanced commitments totaling $14,203, an increase of $504 compared to the balance of $13,699 at May 31, 2000. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed, but funds have not been advanced. Approximately 40% and 37%, respectively, of the outstanding commitments at February 28, 2001 and May 31, 2000, were for short-term or line of credit loans. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most of these commitments. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved.

The following chart provides a breakout of debt outstanding.

	February 28, 2001	May 31, 2000	Increase/ (Decrease)

Notes payable:

Commercial paper (1)	$8,551	$6,550	$2,001

Bank bid notes	500	155	345

Long-term debt with remaining maturities less than one year	3,101	3,040	61

Commercial paper reclassified as long-term	(4,637)	(5,493)	856

Total notes payable	7,515	4,252	3,263

Long-term debt:

Collateral trust bonds	3,246	3,251	(5)

Medium-term notes	2,031	1,852	179

Commercial paper reclassified as long-term	4,637	5,493	(856)

Total long-term debt	9,914	10,596	(682)

QUICS	400	400	—

Total debt outstanding	$17,829	$15,248	$2,581

Percentage of fixed rate debt (2)	45%	50%

Percentage of variable rate debt (3)	55%	50%

Percentage of long-term debt	58%	72%

Percentage of short-term debt	42%	28%

(1)	Includes $18 and $0 related to the daily liquidity fund at February 28, 2001 and May 31, 2000, respectively.

(2)	Includes fixed rate collateral trust bonds, medium-term notes and QUICS plus commercial paper with rates fixed through interest rate exchange agreements and less any fixed rate debt that has been swapped to variable.

(3)	The rate on commercial paper notes does not change once the note has been issued. However, the rates on new commercial paper notes change daily and commercial paper notes generally have maturities of less than 90 days. Therefore, commercial paper notes are considered to be variable rate debt by CFC. Also included are variable rate collateral trust bonds and medium-term notes.

Liabilities and members’ equity totaled $19,902 at February 28, 2001, an increase of $2,819 or 17% over the balance of $17,083 at May 31, 2000. The increase to total liabilities and members’ equity for the nine months ended February 28, 2001 was primarily due to increases in commercial paper required to fund the increase in loans outstanding. Total debt outstanding at February 28, 2001 was $17,829, an increase of $2,851 over the May 31, 2000 balance of $15,248.

The following chart provides a breakout of members’ subordinated certificates and members’ equity outstanding.

	February 28, 2001	May 31, 2000	Increase/ (Decrease)

Subordinated certificates:

Membership certificates	$642	$642	$—

Loan certificates	736	517	219

Guarantee certificates	177	182	(5)

Total subordinated certificates	$1,555	1,341	214

Members’ equity	381	341	40

Total equity and certificates	$1,936	$1,682	$254

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

The increase to members’ subordinated certificates and members’ equity for the nine months ended February 28, 2001 is due to the issuance of new loan certificates related to loan advances and current year net margin offset by the retirement of patronage capital. During the nine months ended February 28, 2001, the loan subordinated certificates increased by 43% from $517 at May 31, 2000 to $736 at February 28, 2001. On August 31, 2000, CFC made a patronage capital retirement of $77, which represented 70% of the net margin allocated for fiscal year 2000 and one-ninth of the net margins for fiscal years 1991, 1992 and 1993.

CFC’s leverage ratio increased to 8.35 during the nine months ended February 28, 2001, from 8.10 at May 31, 2000. The ratio is calculated by dividing debt and guarantees outstanding, excluding QUICS and all debt used to fund loans guaranteed by RUS, by the total of QUICS, members’ subordinated certificates and members’ equity. Members’ subordinated certificates and QUICS are treated as equity in the calculation of the leverage ratio. CFC will retain the flexibility to further amend its capital retention policies to retain members’ investments in CFC consistent with maintaining acceptable financial ratios. The increase in the leverage ratio was primarily due to an increase in loans outstanding to members financed by the issuance of short-term debt in the capital markets.

CFC’s debt to equity ratio increased to 6.64 at February 28, 2001 from 6.46 at May 31, 2000. The ratio is calculated by dividing debt outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of members’ subordinated certificates, members’ equity, the loan loss allowance and QUICS. The increase to the debt to equity ratio was primarily due to an increase in loans outstanding, which was financed by the issuance of short-term debt in the capital markets.

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

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC’s net margin is subject to fluctuation as interest rates change. Management has established a 1.10 Times Interest Earned Ratio (“TIER”) as its minimum operating objective. TIER is a measure of CFC’s ability to cover the interest expense on funding. TIER is calculated by dividing the cost of funds and the net margin before extraordinary items by the cost of funds. CFC earned TIERs of 1.14 and 1.13 for the nine months ended February 28, 2001 and February 29, 2000, respectively. The following charts detail the results for nine months ended February 28, 2001 versus February 29, 2000.

	February 28, 2001	February 29, 2000	Increase / (Decrease)

Operating income	$1,043	$736	$307

Cost of funds	849	620	229

Gross margin	194	116	78

General & administrative expenses	19	17	2

Loan loss provision	58	18	40

Total expenses	77	35	42

Operating margin	117	81	36

Extraordinary (loss)	(1)	—	(1)

Net margin	$116	$81	$35

TIER	1.14	1.13

The following chart shows net margins expressed as a percentage of average loans outstanding for the nine months ended February 28, 2001 versus February 29, 2000.

	February 28, 2001	February 29, 2000	Increase / (Decrease)

Operating income	7.49%	6.65%	0.84%

Cost of funds	6.09%	5.60%	0.49%

Gross margin	1.40%	1.05%	0.35%

General & administrative expenses	0.14%	0.16%	(0.02)%

Loan loss provision	0.42%	0.16%	0.26%

Total expenses	0.56%	0.32%	0.24%

Operating margin	0.84%	0.73%	0.11%

Extraordinary (loss)	—	—	—

Net margin	0.84%	0.73%	0.11%

Net margins for the nine months ended February 28, 2001 represent a significant increase over the net margin for the nine months ended February 29, 2000. The increase to net margin as shown in the two charts above was due to increases in average loan volume and gross margin earned on loans. Average loan volume for the nine months ended February 28, 2001 was $18,634, an increase of $3,831 or 26% over the average loan volume for the prior year period. The reasons for the average loan volume increase include the two large telecommunications loans that were advanced in the quarter ended August 31, 2000 and loans advanced to distribution systems. The gross margin earned on loans for the nine months ended February 28, 2001 was 140 basis points, an increase of 35 basis points or 33% over the gross margin for the prior year period. CFC has increased the gross margin spread on its loans as part of the plan to increase the amount of equity accumulated and held. These two items are the primary reason for the significant increase in net margins for the nine months ended February 28, 2001.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC and its combined affiliates make loans and provide financial guarantees to their qualified members. The combined memberships include rural electric distribution systems, rural electric power supply systems, statewide rural electric and telecommunication service organizations, associate organizations and telecommunication systems. The following chart summarizes loans and guarantees outstanding by member class at February 28, 2001 and May 31, 2000.

	Loans and Guarantees by Member Class

	February 28, 2001		May 31, 2000

Electric systems:

Distribution	$11,434	53%	$10,487	56%

Power supply	3,938	18%	3,907	21%

Service organizations	582	3%	422	2%

Associate members	439	2%	107	1%

Subtotal electric systems	16,393	76%	14,923	80%

Telecommunication systems	5,285	24%	3,700	20%

Total	$21,678	100%	$18,623	100%

The increase in loans and guarantees from May 31, 2000 to February 28, 2001 was due primarily to an increase in loans to telecommunications systems and secondarily due to an increase in loans and guarantees to distribution systems.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower or controlled group of borrowers. At February 28, 2001, the total exposure outstanding to any one borrower or controlled group did not exceed 4.1% of total loans and guarantees outstanding. At February 28, 2001 and May 31, 2000, CFC had $5,062 and $3,464, respectively, in loans outstanding, and $609 and $495, respectively, in guarantees outstanding to its largest 10 borrowers. The amounts outstanding to the largest 10 borrowers at February 28, 2001 and May 31, 2000, represented 26% and 21%, respectively, of total loans outstanding and 29% and 25%, respectively, of total guarantees outstanding. Total credit exposure to the largest 10 borrowers at February 28, 2001 and May 31, 2000, represented 26% and 21%, respectively. At February 28, 2001, the largest 10 borrowers included one associate member, two distribution systems, two power supply systems and five telecommunications systems compared to four distribution systems, three power supply systems and three telecommunications systems at May 31, 2000.

Credit Limitation

Under CFC’s policy, (1) a borrower’s total exposure is limited to 25% of CFC’s defined net worth, (2) a borrower’s unsecured loans are limited to 10% of CFC’s defined net worth, and (3) a borrower’s guarantees outstanding are limited to 10% of CFC’s defined net worth. CFC’s defined net worth is the total of members’ subordinated certificates issued and outstanding, members’ equity and the loan loss allowance. If a borrower submitting a new loan application has an exposure in excess of any one of the three tests, only the CFC Board of Directors may approve the new loan application. CFC’s Board of Directors may approve a loan to a borrower with an exposure in excess of one or more of these tests after consideration of other factors, including the amount of the loan, the maturity of the loan, and the value of collateral held by CFC. At February 28, 2001, CFC’s defined net worth totaled $2,259, an increase of $349 or 18% compared to $1,910 at May 31, 2000. At February 28, 2001, the 25% limit on total exposure was $565, an increase of $87 from $478 at May 31, 2000 and the 10% limit on unsecured and guarantee exposure was $226, an increase of $35 from $191 at May 31, 2000. At February 28, 2001, there were six borrowers with total exposure greater than 25% of defined net worth and two borrowers with total guarantees outstanding in excess of 10% of defined net worth, compared to three borrowers with total exposure greater than 25% of defined net worth and one borrower with guarantees in excess of 10% of defined net worth at the prior year-end. The three new borrowers with total exposure in excess of 25% of defined net worth include two telecommunications systems that purchased local exchange systems. By policy, new loan applications from any borrower that has a total exposure in excess of the limit in any of the three categories may be approved only by CFC’s Board of Directors.

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

Security Provisions

Except when providing lines of credit, CFC typically lends to its members on a secured basis. At February 28, 2001, a total of $1,812 of loans were unsecured representing 9% of total loans. At May 31, 2000, a total of $1,632 of loans was unsecured representing 10% of total loans. At February 28, 2001 and May 31, 2000, approximately $112 or 6% and $118 or 7%, respectively, of the unsecured loans represented obligations of distribution systems for the initial phase(s) of RUS note buyouts. Upon completion of a system’s buyout from RUS, CFC receives a first lien security on all assets and future revenues. The unsecured loans would represent 9% of total loans as of both February 28, 2001 and May 31, 2000 if these partial note buyout obligations were excluded. CFC’s long-term loans are typically secured pro-rata with any other secured lenders (primarily RUS) by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. At February 28, 2001 and May 31, 2000, a total of $289 and $244, respectively, of guarantees were unsecured, representing 14% and 13%, respectively, of total guarantees. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At February 28, 2001 and May 31, 2000, CFC had a total of $2,101 and $1,876, respectively, of unsecured loans and guarantees representing 10% and 10%, respectively, of total loans and guarantees.

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

Once a borrower is classified as non-performing, interest on its loans is recognized on a cash or accrual basis, to be determined on a case-by-case basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At February 28, 2001 and May 31, 2000, there were $889 and $0, respectively, of loans classified as non-performing. At February 28, 2001, all loan classified as non-performing were on non-accrual status with respect to the recognition of interest income.

Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cash flows. At February 28, 2001 and May 31, 2000, restructured loans totaled $552 and $572, respectively. At February 28, 2001 and May 31, 2000, all restructured loans were on accrual status with respect to the recognition of interest income at a rate of 7.0% and 3.9%, respectively. On June 1, 2000 and January 1, 2001, CFC increased the rate at which it accrues interest on restructured loans as a result of excess cash payments received since the inception of the restructuring agreement. Subsequent to the end of the quarter, on March 16, 2001, CFC and CoServ signed an agreement restructuring all of CoServ’s obligations to CFC. (See footnote 11 to the combined financial statements for additional detail on the agreement).

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

The following chart presents a summary of the allowance for loan losses for the nine months ended February 28, 2001 and fiscal year ended May 31, 2000.

	February 28, 2001	May 31, 2000

Beginning balance	$228	$212

Provision for loan losses	58	17

Charge-offs, net of recoveries	—	(1)

Ending balance	$286	$228

As a percentage of gross loans	1.46%	1.37%

As a percentage of gross loans and guarantees	1.32%	1.22%

As a percentage of total non-performing and restructured loans	19.85%	39.94%

The loan loss allowance increased by $58 to a total of $286 for the nine months ended February 28, 2001 compared to $228 for the fiscal year ended May 31, 2000. The increase was required to provide for an increase to specific reserves and to provide adequate coverage on a loan portfolio that grew by $2,916 in the first nine months.

Asset/Liability Management

A key element of CFC’s funding operation is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining period until maturity of the fixed rate loan portfolio and related funding. It is CFC’s policy to manage the match funding of asset and liability repricing terms within a range of 5% of total assets. At February 28, 2001, CFC had $8,681 of fixed rate assets amortizing or repricing funded by $7,466 of fixed rate liabilities maturing during the next 30 years and $1,089 of members’ equity and subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $126 or 0.63% of total assets, represents the fixed rate assets in excess of the fixed rate debt maturing during the next 30 years. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper and bank bid notes, both of which are issued primarily with original maturities under 90 days. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, QUICS, members’ subordinated certificates and members’ equity. With the exception of commercial paper and members’ subordinated certificates, which are generally issued with extended maturities at rates below CFC’s long-term cost of funding, CFC’s liabilities have average maturities that closely match the repricing terms of CFC’s fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

CFC makes use of an interest rate analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members’ subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and the portfolio as a whole. There are no scheduled maturities for the members’ equity, primarily unretired patronage capital allocations. The balance of members’ equity is assumed to remain relatively stable since annual retirements are approximately equal to the annual allocations of net margin. The non-amortizing members’ subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing members’ subordinated certificates and members’ equity are first used to “fill” any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate assets amortizing or repricing in that year or the amount of fixed rate assets that are assumed funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or equity and certificates is used to calculate a TIER for each year and the portfolio as a whole. The schedule allows CFC to analyze the impact on the overall TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. The following chart shows the scheduled amortization and maturity of fixed rate assets and liabilities outstanding at February 28, 2001.

INTEREST RATE GAP ANALYSIS
(Fixed Assets/Liabilities)
February 28, 2001

		Over 1 year	Over 3 years	Over 5 years	Over 10 years
	Less than	but less than	but less than	but less than	but less than	Over
	1 year	3 years	5 years	10 years	20 years	20 years	Total

Assets:

Amortization and repricing	$74	$1,641	$2,628	$2,355	$1,448	$535	$8,681

Total assets	$74	$1,641	$2,628	$2,355	$1,448	$535	$8,681

Liabilities and equity:

Long-term debt	$111	$1,761	$1,799	$2,716	$469	$610	$7,466

Members’ certificates and equity	5	36	35	109	855	49	1,089

Total liabilities and equity	$116	$1,797	$1,834	$2,825	$1,324	$659	$8,555

Gap (1)	$42	$156	$(794)	$470	$(124)	$124	$(126)

Cumulative gap	$42	$198	$596	$(126)	$(250)	$(126)

Cumulative gap as a % of total assets	0.21%	0.99%	(3.00)%	(0.63)%	(1.26)%	(0.63)%

(1)	Loan amortization/repricing (over)/under debt maturities.

Derivative and Financial Instruments

At February 28, 2001 and May 31, 2000, CFC was a party to interest rate exchange agreements totaling $6,396 and $4,817, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will only enter into interest rate exchange agreements with highly rated financial institutions. CFC was using interest rate exchange agreements to fix the interest rate on $2,618 as of February 28, 2001 and $2,461 as of May 31, 2000 of its variable rate commercial paper. Interest rate exchange agreements were used to swap fixed interest rates with variable interest rates on $525 of collateral trust bonds as of February 28, 2001 and May 31, 2000. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate at which $3,253 of collateral trust bonds and $1,831 of medium-term notes were issued and CFC’s variable commercial paper rate. All of CFC’s derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

During the nine months ended February 28, 2001, CFC issued commercial paper to European investors in a foreign currency. The following chart provides details of the foreign currency exchange agreements that CFC had outstanding at February 28, 2001.

(Currency amounts in thousands)
Type of Debt (1)	Issue Date	Maturity Date	U.S. Dollars	Foreign Currency (2)	Rate

MTN	February 24, 1999	February 24, 2006	$390	350 EU	1.115

(1)	MTN — CFC medium-term notes

(2)	EU — Euros

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

CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, QUICS, members’ subordinated certificates, members’ equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis. This gap analysis is a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and equity maturing by year (see chart on page 27). The analysis indicates the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC’s funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 5% or less of total assets. At February 28, 2001 and May 31, 2000, fixed rate loans funded by variable rate debt represented 0.6% and 0.5%, respectively, of total assets.

Variable rate loans are priced monthly based on the cost of the debt used to fund the loans; therefore, the interest rate risk is minimal on these loans. CFC uses variable rate debt, non-interest bearing members’ subordinated certificates and members’ equity to fund variable rate loans. At February 28, 2001 and May 31, 2000, 49% and 47%, respectively, of loans carry a variable interest rate.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years. These loans are funded by variable rate commercial paper, bank bid notes, collateral trust bonds, medium-term notes, non-interest bearing members’ subordinated certificates and members’ equity. The average maturity of commercial paper and bank bid notes are typically 30 to 35 days. The collateral trust bonds and medium-term notes are issued for longer periods than commercial paper; however, the maturity for collateral trust bonds and medium-term notes is typically shorter than the maturity of the loans. Loan subordinated certificates are issued for the same period as the related loan. Thus, CFC is at risk if it is unable to continually rollover its commercial paper balance or issue other forms of variable rate debt to support its variable rate loans. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At February 28, 2001 and May 31, 2000, CFC had a total of $7,040 and $5,493 in revolving credit agreements and bank lines of credit.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart below). CFC also maintains shelf registrations with the SEC for its collateral trust bonds, medium-term notes, QUICS and member subordinated capital securities. At February 28, 2001 and May 31, 2000, CFC had active shelf registrations totaling $1,675 and $175, respectively, related to collateral trust bonds, $1,442 and $2,542, respectively, related to medium-term notes, $400 and $400, respectively, related to QUICS and members’ subordinated capital securities and $300 and $0, respectively, related to a daily liquidity fund. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At February 28, 2001 and May 31, 2000, CFC had $125 and $0, respectively, of commercial paper and $1,010 of medium-term notes at both dates, outstanding to European investors. As of February 28, 2001, CFC had total issuance authority of $1,000 related to commercial paper and $4,000 related to medium-term notes under these programs in Europe.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements and foreign currency exchange agreements. To mitigate this risk, CFC only enters into these agreements with highly rated counterparties. At February 28, 2001 and May 31, 2000, CFC was a party to $6,396 and $4,817, respectively, of interest rate exchange agreements and $390 and $438, respectively, of foreign currency exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under any of these agreements. At February 28, 2001, CFC’s interest rate exchange agreement and foreign currency exchange agreement counterparties had credit ratings ranging from A to AAA as assigned by Standard & Poor’s Corporation.

Credit Ratings

CFC’s long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Investors Service. The following table presents CFC’s credit ratings at February 28, 2001 and May 31, 2000.

Standard & Poor's
	Moody's Investors Service	Corporation	Fitch Investors Service

Direct:

Collateral trust bonds	Aa3	AA	AA

Domestic and European medium-term notes	A1	AA-	AA-

QUICS	A2	A	A+

Domestic and European commercial paper	P-1	A-1+	F-1+

Guarantees:

Leveraged lease debt	A1	AA-	AA-

Pooled bonds	Aa3	AA-	AA-

Other bonds	A1	AA-	AA-

Short-term	P-1	A-1+	F-1+

The ratings listed above have the meaning as defined by each of the respective rating agencies, and they are not recommendations to buy, sell or hold securities. In addition, they are subject to revision or withdrawal at any time by the rating organizations.

Member Investments

At February 28, 2001 and May 31, 2000, CFC’s members provided 16% and 17% of total capitalization.

MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

	February 28, 2001	% of Total (1)	May 31, 2000	% of Total (1)

Commercial paper (2)	$914	11%	$841	13%

Medium-term notes	317	6%	294	6%

Members’ subordinated certificates	1,555	100%	1,340	100%

Members’ equity	381	100%	341	100%

Total	$3,167		$2,816

Percentage of total capitalization	16%		17%

(1)	Represents the percentage of each line item outstanding to CFC members.

(2)	Includes $18 and $0 related to the Daily Liquidity Fund at February 28, 2001 and May 31, 2000, respectively.

The total amount of member investments increased slightly at February 28, 2001 compared to May 31, 2000. Total member investments, as a percentage of total capitalization decreased due to the increase in non-member debt required to fund the growth in loans outstanding. Total capitalization at February 28, 2001, was $19,765, an increase of $2,836 over the total capitalization of $16,929 at May 31, 2000. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 17% and 18% at February 28, 2001 and May 31, 2000, respectively.

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

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

•	Interest rates – CFC interest rates generally move with rates in the capital markets. CFC includes an adder in its loan rate to generate a margin. The adder is a percentage of funding cost. If rates decrease the gross margins earned on loans outstanding may decrease as well.
•	Loan funding – Risk associated with the funding of loans is discussed in detail in the market risk and matched funding sections of this management discussion and analysis.
•	Borrowers – CFC’s borrowers are generally located in rural areas throughout the United States and its territories. The borrowers vary in size, management experience and the extent to which they have expanded into diversified activities outside of electric service or local exchange telephone service. CFC borrowers are concentrated in the electric utility and telecommunications industries. Problems in either industry could impact the borrowers’ ability to repay CFC loans.
•	RUS approved loan and guarantee funding levels – Direct RUS loans and loans from the FFB with an RUS guarantee are the lowest cost option for CFC’s members. Further increases in RUS direct loan or loan guarantee levels may impact demand for loans from CFC.
•	Continued performance of Deseret within the terms of the restructure agreement. At February 28, 2001, CFC had a total exposure of $667 to Deseret.
•	The resolution of the CoServ exposure without a material loss. At February 28, 2001, CFC had a total exposure of $889 to CoServ.

The forward-looking statements are based on management’s then current views and assumptions regarding future events and operating performance. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Loans outstanding increased by $2,916 or an increase of 17% during the nine months ended February 28, 2001. CFC does not anticipate that this level of growth will continue over the final three months of the fiscal year. A large portion of the growth in the first nine months was due to unique one-time telecommunications transactions. In one of these transactions, CFC is planning to sell loan participations to reduce the total exposure within the guidelines of its credit limitation policy. RUS loan guarantee levels have been increased and CFC borrowers may use those funds as a first option.

Net margins increased by $35 or 43% during the nine months ended February 28, 2001, as compared to the prior year period. The rate of growth in net margins is expected to slow in the last three months of the year due to several factors. The Federal Reserve decreased interest rates by 100 basis points in January 2001 and more rate cuts are expected prior to the close of CFC’s fiscal year on May 31, 2001. As a result, CFC’s variable interest rates on loans to borrowers may decrease in the last quarter of the fiscal year. At February 28, 2001, a total of 49% of CFC’s outstanding loan portfolio had a variable interest rate.

As part of the restructuring of the loans to CoServ, CFC will advance additional amounts to CoServ and will keep all loans to CoServ on non-accrual status through May 31, 2001. Maintaining CoServ on non-accrual status results in a reduction to interest income of approximately $5 per month, based on current interest rates. If interest rates are reduced again prior to May 31, 2001, as expected, the monthly reduction to interest income will be less. In addition, based on CFC’s calculated impairment on the CoServ loans, the provision for the loan loss reserve in the third quarter was increased from the projected $5 to $42. Net margins for the nine months ended February 28, 2001, after the reduction to interest income from maintaining CoServ loans on non-accrual status and after the increased loan loss provision, were $116 an increase of $35 or 43% over the net margin for the comparable period in the prior year. Net margin for the fiscal year ending May 31, 2001 is projected to be $163 an increase of $48 or 42% over the prior year. The estimated fiscal year 2001 net margin earned by CFC is still well in excess of the prior year, but not as much in excess if the CoServ loans were performing according to the original terms of the loans. More detail on this borrower is located in footnote 11 to the February 28, 2001 financial statements.

The balance of the loan loss reserve increased by $58 or 25% during the nine months ended February 28, 2001. CFC had no loan write-offs during this period. The increase to the provision to the loss reserve was required to provide a specific reserve to the CoServ loans and to provide coverage to the remainder of the portfolio that increased by almost $3,000 during the year. At February 28, 2001 the loss reserve totaled $286 and represented 1.5% of total loans outstanding and 1.3% of total loans and guarantees. At February 28, 2001 CFC had set a side a total of $155 to the total loss reserve for impaired loans. It is anticipated that CFC will add $19 to the loss reserve in the fourth quarter, bringing the balance of the reserve to $305 at May 31, 2001. CFC has had a cumulative net write-off of $80 since its inception in 1969.

CFC’s leverage and debt to equity ratios have increased since May 31, 2000 due to loan growth and the annual payment of patronage capital retirements in August 2000. The leverage ratio increased from 8.10 to 8.35 and the debt to equity ratio increased from 6.46 to 6.64. CFC has targeted a leverage ratio of approximately 8.00. CFC expects the leverage and debt to equity ratios to decrease slightly over the next three months. As described above, loan growth is not expected to continue at the same level as over the first nine months and CFC is close to finalizing a syndication arrangement that, if successful, will result in the sale of a portion of one large telecommunications transaction. CFC has also made policy changes to increase the amount of members’ equity and certificates. The amount of loan certificate required to be purchased as a condition to receiving a loan has been increased for most borrowers and a portion of the net margins will be held as unallocated in the members’ capital reserve. The change to the amount of loan certificates purchased was implemented during the first six months of the year and the members’ capital reserve has been accumulating since November 1999. During the first nine months of the year, total equity and certificates outstanding increased by $254 or 15%.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

A. Exhibits. None.

  B. Reports on Form 8-K.
    Item 7 on January 23, 2001 — Amendment to Agency Agreement and Calculation Agent Agreement relating to the distribution of CFC’s Medium-Term Notes, Series C, within the United States.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

/s/ Steven L. Lilly Chief Financial Officer

March 21, 2001

/s/ Steven L. Slepian Controller (Principal Accounting Officer)

March 21, 2001