Form 10-K405
period 2001-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2001-08-29
CIK 70502

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2001
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission File Number 1-7102

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION
 (Exact name of registrant as specified in its charter)

DISTRICT OF COLUMBIA
(State or other jurisdiction of incorporation or organization)

52-0891669
(I.R.S. Employer Identification Number)

2201 COOPERATIVE WAY, HERNDON, VA 20171
(Address of principal executive offices)
(Registrant’s telecommunications number, including area code, is 703-709-6700)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on		exchange on
Title of each class	which listed	Title of each class	which listed

6.75% Collateral trust bonds due 2001	NYSE	6.00% Collateral trust bonds due 2006	NYSE

6.70% Collateral trust bonds due 2002	NYSE	6.20% Collateral trust bonds due 2008	NYSE

6.50% Collateral trust bonds due 2002	NYSE	5.75% Collateral trust bonds due 2008	NYSE

5.00% Collateral trust bonds due 2002	NYSE	5.70% Collateral trust bonds due 2010	NYSE

5.95% Collateral trust bonds due 2003	NYSE	Floating Rate Collateral trust bonds, Series E-2 due 2010	NYSE

7.375% Collateral trust bonds due 2003	NYSE	7.20% Collateral trust bonds due 2015	NYSE

5.30% Collateral trust bonds due 2003	NYSE	6.55% Collateral trust bonds due 2018	NYSE

6.00% Collateral trust bonds due 2004	NYSE	9.00% Collateral trust bonds, Series V due 2021	NYSE

6.375% Collateral trust bonds due 2004	NYSE	7.35% Collateral trust bonds due 2026	NYSE

5.50% Collateral trust bonds due 2005	NYSE	8.00% Quarterly income capital securities due 2045	NYSE

6.125% Collateral trust bonds due 2005	NYSE	7.65% Quarterly income capital securities due 2046	NYSE

6.65% Collateral trust bonds due 2005	NYSE	7.375% Quarterly income capital securities due 2047	NYSE

7.30% Collateral trust bonds due 2006	NYSE	7.625% Quarterly income capital securities due 2050	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. Yes X   No    .

The Registrant has no stock.

Part I

Item 1. Business.

General
National Rural Utilities Cooperative Finance Corporation (“CFC”) was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a dependable source of low cost capital and state-of-the-art financial products and services. CFC provides its members with a source of financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture. CFC will also lend 100% of the loan requirement for those distribution utility members electing not to borrow from RUS. CFC is owned by and makes loans primarily to its rural utility system members (“utility members”) to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides guarantees to its members for tax-exempt financings of pollution control facilities and other properties constructed or acquired by its members, debt in connection with certain leases and various other transactions. CFC is exempt from federal income taxes under the provisions of Internal Revenue Code section 501(c)(4).

CFC formed an affiliated corporation, Rural Telephone Finance Cooperative (“RTFC”), which was incorporated as a taxable cooperative association in the State of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing financing to its rural telecommunication members and affiliates. RTFC’s bylaws and voting members’ agreement require that the majority of RTFC’s board of directors be elected from individuals designated by CFC. CFC is the sole source of external funding for RTFC. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code.

Except as indicated, financial information presented herein includes CFC and RTFC on a combined basis.

CFC provides financing for rural utility cooperatives and telecommunications companies. There are two primary segments of CFC’s business, rural electric lending and rural telecommunications lending. Lending to electric cooperatives is done through CFC and lending to telecommunications organizations is done through RTFC. In many cases, the customers of the electric cooperatives are also the customers of the telecommunications organizations, as both sets of members serve the rural areas of the United States.

Members
CFC had 1,045 members as of May 31, 2001, including 900 utility members, virtually all of which are consumer-owned cooperatives, 73 service members and 72 associate members. The utility members included 830 distribution systems and 70 generation and transmission (“power supply”) systems operating in 49 states and four U.S. territories.

CFC currently has five classes of members:
•	Class A–cooperative or not-for-profit distribution systems;
•	Class B–cooperative or not-for-profit power supply systems;
•	Class C–statewide and regional associations which are wholly-owned or controlled by Class A or Class B members;
•	Class D–national associations of cooperatives; and
•	Class E–associate members–not-for-profit groups or entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide non-electric services primarily for the benefit of ultimate consumers. Associate members are not entitled to vote at any meeting of the members and are not eligible to be represented on CFC’s board of directors.

RTFC had 516 members as of May 31, 2001. Membership in RTFC is limited to CFC and commercial (for-profit) or cooperative (not-for-profit) telecommunications systems eligible to receive loans or other assistance from RUS, which are engaged (or plan to be engaged) in providing telecommunication services to ultimate users and affiliates of such corporations.

Set forth below is a table showing by state or U.S. territory the total number of CFC and RTFC members (memberships in each other have been eliminated and corporations which belong to both CFC and RTFC have been counted only once), the percentage of total loans and the percentage of total loans and guarantees outstanding at May 31, 2001.

	Number		Loan and		Number		Loan and
	of	Loan	Guarantee		of	Loan	Guarantee
	Members	%	%		Members	%	%

Alabama	30	1.9%	2.0%	Missouri	64	3.1%	3.5%

Alaska	29	1.5%	1.4%	Montana	39	1.1%	1.0%

American Samoa	1	—	—	Nebraska	40	0.1%	0.1%

Arizona	23	0.5%	0.7%	Nevada	5	0.5%	0.4%

Arkansas	29	2.7%	2.9%	New Hampshire	7	1.2%	1.3%

California	11	0.4%	0.4%	New Jersey	1	0.1%	—

Colorado	40	3.1%	3.0%	New Mexico	25	0.2%	0.2%

Connecticut	2	0.2%	0.2%	New York	14	0.1%	0.1%

Delaware	2	0.2%	0.2%	North Carolina	45	4.9%	4.9%

District of Columbia	7	2.2%	3.9%	North Dakota	34	0.3%	0.3%

Florida	20	2.4%	3.1%	Ohio	41	1.9%	2.0%

Georgia	67	8.4%	7.5%	Oklahoma	51	2.3%	2.3%

Guam	1	—	—	Oregon	39	1.3%	1.3%

Hawaii	1	—	—	Pennsylvania	26	0.8%	0.7%

Idaho	16	0.7%	0.6%	South Carolina	38	2.7%	2.4%

Illinois	52	3.1%	2.9%	South Dakota	49	0.8%	0.8%

Indiana	52	1.1%	1.6%	Tennessee	28	0.5%	0.5%

Iowa	122	6.1%	5.6%	Texas	114	19.6%	18.4%

Kansas	51	1.5%	1.6%	Utah	11	3.1%	3.3%

Kentucky	34	1.1%	1.8%	Vermont	8	0.2%	0.2%

Louisiana	18	1.3%	1.1%	Virgin Islands	1	3.0%	2.7%

Maine	6	0.2%	0.2%	Virginia	27	1.4%	1.2%

Maryland	2	0.7%	0.6%	Washington	18	0.5%	0.4%

Massachusetts	2	—	—	West Virginia	5	—	—

Michigan	26	1.6%	1.4%	Wisconsin	66	1.6%	1.4%

Minnesota	78	5.6%	5.6%	Wyoming	15	0.8%	0.7%

Mississippi	26	1.4%	1.6%	Total	1,559	100.0%	100.0%

Distribution Systems
Distribution systems are utilities engaged in retail sales of electricity to consumers in their service areas. Most distribution systems have all-requirements power contracts with their power supply systems, which are owned and controlled by the member systems. The wholesale power contracts between the distribution systems and the power supply systems provide for rate adjustments to cover the costs of supplying power, although in certain cases such adjustments must be approved by regulatory agencies. Wholesale power for resale also comes from other sources, including power supply system contracts with government agencies, investor-owned utilities and other entities, and in rare cases, the cooperative’s own generating facilities.

Wholesale power supply contracts ordinarily guarantee neither an uninterrupted supply nor a constant cost of power. Contracts with RUS financed power supply systems (which generally require the distribution system to purchase all its power requirements from the power supply system) provide for rate increases to pass along increases in sellers’ costs. The wholesale power contracts permit the power supply system, subject to approval by RUS and, in certain circumstances, regulatory agencies, to establish rates to its members so as to produce revenues sufficient, with revenues from all other sources, to meet the costs of operation and maintenance (including replacements, insurance, taxes and administrative and general overhead expenses) of all generating, transmission and related facilities, to pay the cost of any power and energy purchased for resale, to pay the costs of generation and transmission, to make all payments on account of all indebtedness and leases of the power supply system and to provide for the establishment and maintenance of reasonable reserves. The board of directors of the power supply system reviews the rates under the wholesale power contracts at least annually.

Power contracts with investor-owned utilities and power supply systems which do not borrow from RUS generally have rates subject to regulation by the Federal Energy Regulatory Commission (“FERC”). Contracts with federal agencies generally permit rate changes by the selling agency (subject, in some cases, to federal regulatory approval).

Power Supply Systems
Power supply systems are utilities that purchase or generate electric power and provide it on a wholesale basis to distribution systems for delivery to the ultimate retail consumer. Of the 62 operating power supply systems financed in whole or in part by RUS or CFC at December 31, 1999, 61 were cooperatives owned directly or indirectly by groups of distribution systems and one was government owned. Of this number, 37 had generating capacity of at least 100 megawatts, and ten had no generating capacity. The systems with no generating capacity generally operate transmission lines to supply certain distribution systems. Certain other power supply systems have been formed but do not yet own generating or transmission facilities. (2000 data not yet available).

At December 31, 1999, the 54 power supply systems reporting to CFC owned interests in 141 generating plants representing generating capacity of approximately 31,058 megawatts, or approximately 4.1% of the nation’s estimated electric generating capacity, and served 649 RUS distribution system borrowers. Certain of the power supply systems which lease generating plants from others operate these facilities to produce their power requirements. Of the power supply systems’ total generating capacity in place as of December 31, 1999, steam plants accounted for 89.5% (including nuclear capacity representing approximately 8.6% of such total generating capacity), internal combustion plants accounted for 8.1% and hydroelectric plants accounted for 2.4%. (2000 data not yet available).

Service Organizations and Associate Member Systems
Service organizations include the National Rural Electric Cooperative Association (“NRECA”), statewide cooperative associations, and the National Cooperative Service Corporation (“NCSC”). NRECA represents cooperatives nationally. The statewide cooperative associations represent the cooperatives within a state. NCSC is owned and governed by its electric cooperative members. NCSC’s membership is composed of certain CFC distribution members. NCSC is operated by CFC staff under a management agreement. NCSC’s board is composed of 11 directors, ten of whom are elected from its member cooperative organizations and one is selected by CFC. NCSC lends to the for-profit subsidiaries and customers of its members and to organizations that provide substantial benefit to a NCSC member. NCSC obtains all of its funding through direct loans from CFC, private placement debt issuance with a guarantee from CFC and by the sale of commercial paper with a CFC guarantee.

Associate members include organizations that are owned, controlled or operated by, or provide significant benefit to, class A, B or C members and that provide non-electric services primarily for the benefit of ultimate consumers.

Telecommunications Systems
Telecommunications systems include not-for-profit cooperative organizations and for-profit commercial organizations that provide telecommunications services to rural areas.

Independent rural telecommunications companies provide service in the majority of America’s rural areas. These companies, which number approximately 1,020, are called independent because they are not affiliated with the Regional Bell Operating Companies or other large holding companies. The majority of these independent rural telecommunications companies are small family-owned or privately-held commercial companies. Six of these commercial companies are publicly traded. Included in the total are approximately 275 not-for-profit cooperative telecommunications companies.

Rural telecommunications companies serve approximately 1.2 million business customers and 4.7 million residential customers in 48 states and U.S. territories, and range in size from fewer than 50 customers to more than 100,000. Rural telecommunications companies’ annual operating revenues range from less than $100,000 to $100 million. In addition to basic telecommunications service, most independents offer other communications services including wireless, cable television and internet access. Most rural telecommunications companies’ networks are state-of-the-art, incorporating digital switching, fiber optics and other advanced technologies.

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

Members with long-term loans outstanding are required to provide annual audited financial statements to CFC. Borrowers also must make various representations in an officer’s certificate and maintain certain levels of financial performance as prescribed under each loan program.

Set forth below is a table showing loans outstanding to borrowers as of May 31, 2001, 2000 and 1999 and the weighted average interest rates thereon and loans committed but unadvanced to borrowers at May 31, 2001.

	Loans outstanding and weighted average interest rates						Unadvanced
(Dollar amounts in thousands)	thereon at May 31,						Commitments at
							May 31, 2001
Long-term fixed rate secured loans (C) (D):	2001 (A)		2000		1999		(B)

Electric systems	$6,088,076	6.85%	$6,674,470	6.74%	$6,797,786	6.69%	$—

Telecommunication systems	2,453,158	8.17%	1,540,928	7.36%	1,258,458	6.88%	—

Total long-term fixed rate secured	8,541,234	7.23%	8,215,398	6.86%	8,056,244	6.72%	—

Long-term variable rate secured loans (E):

Electric systems	5,096,467	7.05%	4,019,155	7.45%	2,334,878	5.85%	7,395,994

Telecommunication systems	2,481,257	7.69%	1,816,826	8.02%	1,096,312	6.43%	311,654

Total long-term variable rate secured	7,577,724	7.26%	5,835,981	7.62%	3,431,190	6.04%	7,707,648

Loans guaranteed by RUS:

Electric systems	182,134	6.31%	89,153	6.53%	130,940	5.87%	103,685

Intermediate-term secured loans:

Electric systems	55,325	7.08%	141,771	7.41%	198,894	6.62%	43,129

Telecommunication systems	—	—	—	—	686	6.42%	—

Total intermediate-term secured loans	55,325	7.08%	141,771	7.41%	199,580	6.50%	43,129

Intermediate-term unsecured loans:

Electric systems	276,785	7.24%	200,706	7.35%	102,221	6.26%	309,692

Telecommunication systems	13,836	7.50%	12,206	7.80%	12,809	6.42%	2,402

Total intermediate-term unsecured	290,621	7.25%	212,912	7.37%	115,030	6.28%	312,094

Line of credit loans (F):

Electric systems	1,193,795	7.35%	1,281,483	7.59%	850,039	5.99%	4,825,576

Telecommunication systems	377,148	8.12%	329,768	8.32%	342,074	6.66%	834,813

Total line of credit loans	1,570,943	7.53%	1,611,251	7.74%	1,192,113	6.19%	5,660,389

Nonperforming loans:

Electric systems	812	—	—	—	1,643	5.55%	—

Restructured loans:

Electric systems (G)	1,465,157	2.63%	571,579	3.90%	576,662	3.90%	—

Total loans	19,683,950	6.91%	16,678,045	7.12%	13,703,402	6.37%	13,826,945

Less: Allowance for loan losses	(331,997)		(228,292)		(212,203)		—

Net loans	$19,351,953		$16,449,753		$13,491,199		$13,826,945

Total by member class:

Distribution	$11,444,999		$10,394,985		$8,714,742		$9,713,486

Power supply	2,308,384		2,037,108		1,895,712		2,307,259

Statewide and associate	605,168		546,224		382,609		657,331

Telecommunication systems	5,325,399		3,699,728		2,710,339		1,148,869

Total	$19,683,950		$16,678,045		$13,703,402		$13,826,945

(A)	The interest rates in effect at August 1, 2001, on loans to electric members were 7.65% for long-term loans with a seven-year fixed rate term, 6.55% on variable rate long-term loans and 6.95% on intermediate-term loans and lines of credit. The rates in effect at August 1, 2001, on loans to telecommunication systems were 7.80% for long-term loans with a seven-year fixed rate term, 6.80% on long-term variable rate loans, 7.05% on intermediate-term loans and 7.50% on lines of credit.

(B)	Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval.

(C)	Includes $56 million, $102 million and $162 million of unsecured loans at May 31, 2001, 2000 and 1999, respectively.

(D)	On January 1, 2001, long-term fixed rate loans totaling $346 million had their interest rates adjusted.

(E)	Includes $65 million, $49 million and $39 million of unsecured loans at May 31, 2001, 2000 and 1999, respectively.

(F)	Includes $445 million, $342 million and $278 million of secured loans at May 31, 2001, 2000 and 1999, respectively.

(G)	The rate on restructured loans represents the effective rate based on discounted future cashflows.

Interest Rates on Loans
CFC’s goal as a not-for-profit cooperatively-owned finance company is to set its rates at levels that will provide its members with the lowest cost financing while maintaining sound financial results as required to obtain high credit ratings on its debt instruments. CFC sets its interest rates based on the cost of funding plus provisions for general and administrative expenses, the loan loss allowance and a reasonable net margin. Various discounts, which reduce the stated interest rates, are available to borrowers meeting certain criteria related to performance, volume and whether they borrow exclusively from CFC.

Set forth below are the weighted average interest rates earned on all loans outstanding during the fiscal years ended May 31:

	2001	2000	1999

Long-term fixed rate	6.78%	6.66%	6.69%

Long-term variable rate	7.60%	6.59%	6.20%

Telecommunication organizations (1)	8.31%	7.45%	6.88%

Refinancing loans guaranteed by RUS	6.61%	6.29%	5.87%

Intermediate-term	7.99%	6.92%	6.98%

Short-term	8.01%	7.01%	6.26%

Associate members	7.86%	6.85%	6.47%

Nonperforming	0.00%	0.00%	0.00%

Restructured	4.33%	3.90%	1.73%

All loans	7.36%	6.74%	6.51%

(1)	Includes long-term fixed rate, long-term variable rate, intermediate-term and short-term loans.

Electric Loan Programs

Long-Term Loans
Long-term loans are generally for terms of up to 35 years. A borrower can select a fixed interest rate for periods of one to 35 years or the variable rate. Upon the expiration of the selected fixed interest rate term, the borrower must select the variable rate or select another fixed rate term for a period that does not exceed the remaining loan maturity. CFC sets long-term fixed rates daily and the long-term variable rate is set on the first business day of each month. The fixed rate on a loan is determined on the day the loan is advanced based on the rate term selected. A borrower may divide its loan into various traunches. The borrower then has the option of selecting a fixed or variable interest rate for each traunch.

To be eligible for long-term loan advances, distribution systems must maintain an average modified debt service coverage ratio (“MDSC”), as defined in the loan agreement, of 1.35 or greater. The distribution systems must also be in good standing with CFC and their states of incorporation, supply evidence of proper corporate authority and deliver to CFC annual audited financial statements. Generally, the minimum eligibility requirements for power supply systems are an average times interest earned ratio (“TIER”) and MDSC, as described in the loan agreement, of 1.0 or greater. Loans to power supply systems are considered on a case-by-case basis depending on the amount of the loan, the intended use of funds, the financial condition of the borrower and any guarantees that may be provided by a third party, including RUS and the member distribution systems. CFC has in the past and may in the future make long-term loans to distribution and power supply systems that do not meet the minimum lending criteria. During the five years ended May 31, 2001, 2.1% of the dollar amount of long-term loans approved was to borrowers that did not meet the minimum lending criteria. In addition, during the five years ended May 31, 2001, CFC approved loans totaling $624 million for discounted RUS note buyouts by three power supply systems. In these transactions, CFC obtained guarantees from the member distribution systems totaling $323 million.

Intermediate-Term Loans and Line of Credit Loans
Intermediate-term loans are generally for terms of one year to five years. Intermediate-term loans can be advanced at a fixed interest rate or at a variable interest rate. Line of credit loans may be advanced only at a variable interest rate. The intermediate-term and line of credit variable interest rate is set on the first business day of each month. Line of credit loans with maturities of greater than one year generally must be paid down to a zero outstanding balance for five consecutive days during each year.

To be eligible for an intermediate-term loan or line of credit loan, distribution and power supply borrowers must be in good standing with CFC and demonstrate their ability to repay the loan.

Power Vision Program
Under this program, an eligible borrower is pre-approved for long-term secured financing, in an aggregate amount that can be drawn down in increments as requested by the borrower over a five-year period. All necessary approvals, administrative procedures and loan documentation are obtained or put into place at the time the credit facility is established, and the borrower has significant flexibility in determining the size and maturity of each loan requested under the facility. CFC does not charge its members a commitment fee on amounts approved under the power vision program. A borrower must meet loan eligibility criteria at the time of any advance under the power vision program. In addition, a borrower must assure CFC that there has been no material adverse change since loan approval.

Telecommunications Loan Programs

Long-Term Loans
CFC makes long-term loans to rural telecommunications companies and their affiliates for the acquisition of and the construction or upgrade of wireline telecommunications systems, wireless telecommunications systems, fiber optic networks and cable television systems as well as other legitimate corporate purposes. Long-term loans are generally for periods of up to 15 years. Loans may be advanced at a fixed or variable interest rate. Fixed rates are generally available for periods from one year to 15 years. Upon the expiration of the selected fixed interest rate term, the borrower must select another fixed rate term for a period that does not exceed the remaining loan maturity or select the variable rate. CFC sets long-term fixed rates for telecommunications loans daily and the long-term variable rate is set on the first business day of each month. The fixed rate on a loan is determined on the day the loan is advanced or converted to a fixed rate based on the term selected. A borrower may divide its loan into various traunches. The borrower then has the option of selecting a fixed or variable interest rate for each such traunch.

To borrow from CFC, a wireline telecommunications system generally must be able to demonstrate the ability to achieve and maintain an annual debt service coverage ratio (“DSC”) and an annual TIER of 1.25 and 1.50, respectively. To borrow from CFC, a cable television system, fiber optic network or cellular telecommunications system generally must be able to demonstrate the ability to achieve and maintain an annual DSC of 1.25. Loans made to start-up ventures using emerging technologies are evaluated based on the quality of the business plan and the level and quality of credit support from established companies. Based on the business plan, specific covenants are developed for each transaction which requires performance at levels sufficient to repay the CFC obligations under the approved terms.

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

CFC also provides line of credit loans to telecommunications systems for periods of up to five years. These line of credit loans are typically in the form of a revolving line of credit, which generally requires the borrower to pay off the balance for five consecutive business days at least once during each 12-month period. These line of credit loans may be provided on a secured or unsecured basis and are designed primarily for cash management. Line of credit loans are available to telecommunications systems generally in amounts not to exceed the greater of 5% of total assets or 25% of equity in excess of 35% of total assets.

Interim financing line of credit loans are also made available to CFC telecommunications members that have an RUS and/or the Rural Telephone Bank (“RTB”) loan application pending and have received approval from RUS to obtain interim financing. These loans are for terms up to 24 months and must be retired with advances from the RUS/RTB long-term loans.

RUS Guaranteed Loans
Congress enacted legislation that allows certain systems to prepay existing borrowings from the Federal Financing Bank (“FFB”) without prepayment penalties or fees. CFC established a program under which it made long-term loans to members for the purpose of prepaying these loans. Each note evidencing such a loan was issued to a trust, which in turn issued certificates evidencing its ownership to CFC. The principal and interest payments on these notes are guaranteed by RUS. Under RUS loan repayment regulations, the note rate may not exceed the rate borne by the system’s prepaid borrowings from the FFB adjusted to reflect savings accrued since prepayment of the note compared with the rate on the prepaid borrowing. The systems are required to pay servicing fees to CFC in connection with these transactions. At May 31, 2001, CFC was holding certificates totaling $45 million. In addition, at May 31, 2001, CFC serviced $143 million of these loans for trusts, the certificates of which have been sold in public offerings.

The level of authority for RUS loan guarantees for the fiscal year ending September 30, 2001, is $1.7 billion. The proposed level for fiscal year 2002 is $2.7 billion. CFC may participate as an eligible lender in the RUS loan guarantee program under the terms and conditions of a master loan guarantee and servicing agreement, dated as of February 16, 1999, between RUS and CFC. Under this agreement, CFC may make long-term secured loans to eligible members for periods of up to 35 years, at fixed or variable rates established by CFC. As long as CFC is in compliance with the terms and conditions of the agreement, RUS will guarantee the principal and interest payments on the notes evidencing such loans. At May 31, 2001, CFC had $137 million of loans outstanding under this program.

Largest Borrowers
At May 31, 2001, the ten largest borrowers had outstanding loans from CFC totaling $5,128 million, which represented 26% of CFC’s total loans outstanding. At May 31, 2001, outstanding guarantees for these same ten borrowers totaled $562 million, which represented 26% of CFC’s total guarantees outstanding. CFC’s ten largest credit exposures represented 26% and 21% of total exposure at May 31, 2001 and 2000, respectively. On those dates, no member had outstanding loans and guarantees in excess of 4.3% of the aggregate amount of CFC’s outstanding loans and guarantees.

Credit Limitation
Under CFC’s policy, (1) CFC’s total exposure to any borrower is limited to 25% of CFC’s defined net worth, (2) CFC’s unsecured loans to any borrower are limited to 10% of CFC’s defined net worth, and (3) CFC’s guarantees outstanding for the benefit of any member are limited to 10% of CFC’s defined net worth. CFC’s defined net worth is the total of subordinated certificates issued and outstanding, members’ equity and the loan loss allowance. If a borrower submitting a new loan application has a CFC exposure in excess of any one of the three tests, only the CFC board of directors may approve the new loan application. CFC’s board of directors may approve a loan to a borrower with an exposure in excess of one or more of these tests after consideration of other factors, including the amount of the loan, the maturity of the loan, and the value of collateral held by CFC. At May 31, 2001, there were six borrowers with total exposure greater than 25% of CFC’s defined net worth, one of which also had total guarantees outstanding in excess of 10% of CFC’s defined net worth. Only CFC’s board of directors may approve new loans to these borrowers.

Loan Security
CFC typically makes long-term loans to its members on a secured basis. Intermediate-term loans may be secured or unsecured, as determined on a case-by-case basis. Line of credit loans are generally unsecured. At May 31, 2001, a total of $2,072 million of loans were unsecured representing 11% of total loans. CFC’s long-term loans are typically secured pro-rata with other secured lenders (primarily RUS) by all assets and future revenues of the borrower. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

In the case of members whose property is subject to the new form of RUS mortgage that has been used since January 1996, no RUS approval of the CFC loan is required if certain objective tests set forth in the mortgage are met. In August 1998, RUS promulgated regulations which provide that no RUS approval is required for a loan made to a member whose property is subject to the pre-1996 form of RUS mortgage, so long as the objective tests set forth in the new form of RUS mortgage are met. In all other cases, RUS approval of the loan is required, even in the case of a 100% CFC loan, in order to accommodate RUS’s mortgage lien so that CFC may share ratably in the security provided by the mortgaged property. CFC and RUS are then mortgagees in common, entitled to the security in proportion to the unpaid principal amounts of their respective loans. Mortgages do not require that the value of the mortgaged property be at least equal to the obligations secured thereby.

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

Security for long-term loans made to RUS telecommunications borrowers generally consists of a first mortgage lien on the assets and revenues of the system on a pari passu basis with RUS. Security for long-term loans made to non-RUS telecommunications borrowers is typically a first mortgage lien on all assets and revenues of the borrower and generally a loan will not exceed 80% of the estimated value of the collateral. At May 31, 2001, a total of $167 million or 3% of CFC’s telecommunications loans outstanding was unsecured. These unsecured loans are primarily lines of credit made to RUS borrowers.

At May 31, 2001, CFC had a total of $371 million of unsecured guarantees, representing 17% of total guarantees. When considered together, CFC’s unsecured credit at May 31, 2001, totaled $2,443 million, representing 11% of total loans and guarantees outstanding.

Conversion of Loans
A borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee. A borrower may convert a fixed rate to another fixed rate or a variable rate at any time, subject to a fee in most instances. Intermediate-term loans and line of credit loans do not offer conversion options. The fee on the conversion of a fixed interest rate to a variable interest rate ranges from 25 to 50 basis points of the outstanding loan amount plus an amount to cover the funding loss on the remainder of the current fixed rate pricing term.

Prepayment of Loans
Borrowers may prepay long-term loans at any time, subject to the payment of a prepayment premium of 33 to 50 basis points and a make-whole premium, if applicable. Line of credit loans may be prepaid at any time without a premium.

Pledging of Loans
CFC pledges long-term secured distribution member loans as collateral to secure its collateral trust bonds. CFC must maintain collateral on deposit with the trustee in a principal amount at least equal to the principal balance of collateral trust bonds outstanding. At May 31, 2001 and 2000, CFC had $5,612 million and $3,484 million, respectively, of collateral on deposit securing $4,739 million and $3,351 million, respectively, of collateral trust bonds outstanding. CFC may withdraw collateral at any time, provided that the principal balance of notes and cash and eligible securities on deposit after withdrawal is greater than the principal amount of bonds outstanding.

Guarantee Programs

Substantially all guarantees have been provided on behalf of power supply members. Set forth below is a table showing CFC’s guarantees:

	May 31,

(Dollar amounts in thousands)	2001		2000		1999

Long-term tax-exempt bonds	$979,725	*	$1,024,340	*	$1,062,185	*

Debt portions of leveraged lease transactions	103,794		111,319		174,961

Indemnifications of tax benefit transfers	232,930		259,223		285,169

Letters of credit	370,592		275,995		208,732

Other guarantees	444,640		274,325		162,150

Total	$2,131,681		$1,945,202		$1,893,197

*	Includes $886 million, $920 million and $947 million at May 31, 2001, 2000 and 1999, respectively, of adjustable rate pollution control bonds which can be tendered for purchase at specified times at the option of the holders (in the case of $208 million, $239 million and $244 million of such bonds outstanding at May 31, 2001, 2000 and 1999, respectively, at any time on seven days’ notice, in the case of $193 million, $219 million and $226 million outstanding at May 31, 2001, 2000 and 1999, respectively, at any time on a minimum of one day’s notice; and in the case of the remainder on a five-week or semiannual basis). CFC has agreed to purchase any bonds that cannot be remarketed. Since the inception of the program, CFC has not been required to purchase any bonds.

Guarantees of Long-Term Tax-Exempt Bonds
CFC has guaranteed debt issued in connection with the construction or acquisition by CFC members of pollution control, solid waste disposal, industrial development and electric distribution facilities. Governmental authorities issue such debt and the interest thereon is exempt from Federal taxation. The proceeds of the offering are made available to the member system, which in turn is obligated to pay the governmental authority amounts sufficient to service the debt. The debt, which is guaranteed by CFC, may include short- and long-term obligations.

In the event of a default by a system for nonpayment of debt service, CFC is obligated to pay, after available debt service reserve funds have been exhausted, scheduled debt service under its guarantee. The bond issue may not be accelerated so long as CFC performs under its guarantee. The system is required to repay, on demand, any amount advanced by CFC pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all the system’s assets, but CFC may not exercise remedies thereunder for up to two years following default. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan. The system is required to pay to CFC initial and/or on-going guarantee fees in connection with these transactions.

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

Guarantees of Lease Transactions
CFC has a program of lending to or guaranteeing debt issued by NCSC in connection with leveraged lease transactions. In such transactions, NCSC lends money to an industrial or financial company (a “lessor”) for the purchase of a power plant (or an undivided interest therein) or utility equipment which is then leased to a CFC member (the “lessee”) under a lease requiring the lessee to pay amounts sufficient to permit the lessor to service the loan. The loans are made on a non-recourse basis to the lessor but are secured by the property leased and the owner’s rights as lessor. NCSC borrows the funds it lends either directly from CFC or from another creditor with a CFC guarantee. NCSC is obligated to pay administrative and/or guarantee fees to CFC in connection with these transactions. The lessee in each transaction reimburses such fees to NCSC. CFC may also guarantee the rent obligation of its members to a third party.

Guarantees of Tax Benefit Transfers
CFC has also guaranteed members’ obligations to indemnify against loss of tax benefits in certain tax benefit transfers that occurred in 1981 and 1982. A member’s obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured on a pari passu basis with RUS by a first lien on substantially all the member’s property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member’s property. Due to changes in Federal tax law, no guarantees of this nature have occurred since 1982.

Letters of Credit
CFC issues irrevocable letters of credit to support members’ obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw, with interest accruing from such date at CFC’s variable rate of interest. The agreement also requires the member to pay, as applicable, any late payment charges and all costs of collection, including reasonable attorneys’ fees.

Other Guarantees
CFC may provide other guarantees as requested by its members. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC’s cost of capital, general and administrative expenses, a provision for losses and maintenance of a reasonable margin.

CFC Financing Factors

CFC funds its loan programs through retained margins for the current year, allocated but unretired patronage capital (members’ equity investments), members’ subordinated certificate investments and issuance of debt to members and in the capital markets. The following table details the funds outstanding, percentage of total capitalization and the average interest rate on funds outstanding at May 31, 2001, 2000 and 1999.

	2001			2000			1999

			Average			Average			Average
	Amount	% of	Interest	Amount	% of	Interest	Amount	% of	Interest
(Dollar amounts in thousands)	Outstanding	Total	Rate	Outstanding	Total	Rate	Outstanding	Total	Rate

Commercial paper (1)	$6,193,990	31%	4.44%	$6,705,035	40%	6.17%	$6,246,243	45%	4.94%

Collateral trust bonds	4,739,079	24%	6.28%	3,351,366	20%	6.34%	2,996,299	22%	6.42%

Medium-term notes	6,388,338	32%	4.80%	4,791,361	28%	6.33%	2,625,286	19%	6.10%

Quarterly income

capital securities	550,000	3%	7.62%	400,000	2%	7.62%	400,000	3%	7.62%

Members’ subordinated

certificates	1,581,860	8%	2.74%	1,340,417	8%	3.02%	1,239,816	9%	3.25%

Members’ equity	393,899	2%	0.00%	341,217	2%	0.00%	294,953	2%	0.00%

Total	$19,847,166	100%	4.86%	$16,929,396	100%	5.91%	$13,802,597	100%	5.30%

(1)	Includes $100 million, $155 million and $375 million of bank bid notes for 2001, 2000 and 1999, respectively. At May 31, 2001, commercial paper includes $23 million for the daily liquidity fund.

Members’ Subordinated Certificates

As a Condition of Membership
Generally, members are required to purchase membership subordinated certificates as a condition of membership. The amount of certificates required to be purchased is determined by applying a formula to the member’s operations for a period of time, generally 15 years. The membership subordinated certificates generally mature in 100 years from issuance and pay interest at a rate of 5%. At May 31, 2001, CFC had a total of $642 million in membership subordinated certificates outstanding. A small portion of these certificates matures 50 years from issuance and pays interest at a rate of 3%. Issuance of these certificates has not been significant in recent years. At May 31, 2001, the weighted average maturity of these certificates is approximately 75 years.

As a Condition of Borrowing
Distribution system members may be required to purchase, on long-term loans, a loan subordinated certificate for 2% of the loan amount. Power supply system members may be required to purchase a loan subordinated certificate for 7% of the loan amount. These certificates do not pay interest, do not amortize and have the same maturity as the related long-term loan. A small portion of these certificates mature at the same time as the loan and pay interest at a rate of 3%. The requirement to purchase such a certificate is determined by the member’s leverage ratio with CFC and the type of loan selected. In large transactions or for other reasons, CFC may increase the loan subordinated certificate purchase requirement to 12.5% of the loan amount. Certificates issued in these transactions may pay interest and/or may amortize. Telecommunications systems and associate members are required to purchase, on long-term loans, loan subordinated certificates for up to 10% of each loan advance. These certificates do not pay interest, but amortize annually based on the outstanding loan balance. At May 31, 2001, CFC had a total of $748 million of loan subordinated certificates outstanding.

As a Condition of Receiving a Guarantee
Members may be required to purchase a guarantee subordinated certificate of up to 12.5% of the principal amount of the guarantee. The guarantee subordinated certificate matures at the same time as the guarantee. The certificates pay interest at a rate determined in each transaction. At May 31, 2001, CFC had a total of $192 million of guarantee subordinated certificates outstanding.

Century Certificates
The century certificate is a voluntary investment by members, not a required purchase as with membership, loan and guarantee certificates. The century certificates may be issued with maturities of up to 100 years. The certificates are redeemable by the members after 44, 59, 69, 79 and 89 years. Interest is paid on the certificates semi-annually. The interest rate may be fixed or variable. The rates offered are higher than the fixed or variable rates on other securities of similar maturity offered by CFC to its members. CFC has the right to defer interest payments for up to ten semi-annual interest payment periods, or five years. Century certificate investments are subordinate in repayment rights to all other debt except quarterly income capital securities, and senior to members’ subordinated certificates. CFC began to offer the certificates for sale during the first quarter of fiscal year 2001. No century certificates have been sold as of May 31, 2001.

Members’ Equity
CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net margin to its members. CFC allocates its entire net margin annually to an education fund, to a members’ capital reserve and to members based on the members’ patronage of CFC during the year. Under that law, CFC is required to maintain an education fund to further the teaching of cooperative principals. CFC allocates a small portion of its annual net margin to the education fund. In fiscal year 2000, CFC established a members’ capital reserve in which a portion of the annual net margin may be allocated and held by CFC as equity. CFC established the members’ capital reserve to increase equity retention. The net margin allocated to members is retained by CFC and used to fund operations until retired. Currently, CFC retires 70% of the prior year’s margin allocated to members during the current fiscal year and holds the remaining 30% for a period of 15 years. The board of directors must authorize all retirements with consideration being given to CFC’s financial condition. CFC allocates and retires margins to its affiliated organization, RTFC, which in turn allocates its net margin, including the CFC allocation, to its members under similar policies. At May 31, 2001, CFC had a total of $362 million of allocated but unretired margins and $29 million of margins in the members’ capital reserve, which along with $1 million of education fund reserve and $2 million of membership fees comprise the total of members’ equity.

Debt Issuance

Debt Issued in the Capital Markets
CFC issues long- and short-term debt in the domestic and foreign capital markets. CFC issues long-term secured collateral trust bonds for periods of two years to 30 years, unsecured medium-term notes for periods of nine months to 30 years, unsecured quarterly income capital securities for periods of up to 49 years and unsecured commercial paper for periods of one to 270 days and extendable commercial notes with maturities up to 390 days. CFC also enters into bank bid note arrangements with banks. CFC’s collateral trust bonds, medium-term notes, quarterly income capital securities and commercial paper all carry investment grade ratings from three rating agencies (see table in the Management Discussion and Analysis section, page 39).

Debt Issued to Members
CFC sells unsecured commercial paper and medium-term notes to its members. Commercial paper is sold for periods of up to 270 days and medium-term notes are sold for periods of nine months to 30 years. CFC sets rates for both securities daily. In addition, members may invest in the daily liquidity program, which can be withdrawn by the members on demand.

Interest Rate and Currency Exchange Agreements
CFC enters interest rate and currency exchange agreements when required by certain transactions and to minimize interest rate and currency exchange risk. At May 31, 2001, CFC was a party to $9,037 million of interest rate exchange agreements and $390 million of currency exchange agreements (see Note 5 to the combined financial statements).

Revolving Credit Agreements
As of May 31, 2001, CFC had three revolving credit agreements totaling $7,040 million which are used principally to provide liquidity support for CFC’s outstanding commercial paper, commercial paper issued by NCSC and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under an agreement executed in November 1996, CFC can borrow $2,403 million until November 26, 2001. J.P. Morgan Securities, Inc. and The Bank of Nova Scotia are Co-Syndication Agents, and The Chase Manhattan Bank was the Administrative Agent for this agreement with 52 banks. Any amounts outstanding under this facility would have been due on November 26, 2001. On August 10, 2000, a 364-day agreement for $4,087 million was executed with 34 banks including The Chase Manhattan Bank as Administrative Agent, Bank of America, N.A. as Syndication Agent, The Bank of Nova Scotia and Bank One, N.A. as Co-Documentation Agents and Chase Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers. On August 10, 2000, a 364-day agreement for $550 million was also executed with ten banks, including The Bank of Nova Scotia as Arranger and Administrative Agent and Banc One, N.A. as Documentation Agent. Both of the 364-day agreements had a revolving credit period that terminated on August 9, 2001 during which CFC could borrow, and such borrowings have been converted to a one-year term loan at the end of the revolving credit period.

In connection with the five-year facility, CFC paid a per annum facility fee of .090 of 1%. The per annum facility fee for both 364-day agreements was .085 of 1%. There was no commitment fee for the five-year facility; however, up front fees between .010 and .040 of 1% were paid to banks in both 364-day agreements based on their level of commitment. All three agreements provide that, if CFC’s senior secured debt ratings decline below AA- or Aa3 and amounts outstanding exceed 50% of the total commitment, the facility fees may be replaced with a utilization fee of .125 of 1%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

The five-year facility required CFC, among other things, to maintain members’ equity and members’ subordinated certificates of at least $1,468 million at May 31, 2001 (increased each fiscal year by 90% of net margin not distributed to members). The revolving credit agreements required CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibited the retirement of patronage capital unless CFC achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The revolving credit agreements prohibited CFC from incurring senior debt in an amount in excess of ten times the sum of members’ equity, members’ subordinated certificates and quarterly income capital securities. Senior debt includes guarantees; however, it excludes:
•	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor’s Corporation or Baa1 by Moody’s Investors Service;
•	indebtedness incurred to fund RUS guaranteed loans; and
•	the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor’s Corporation or a financial strength rating of Aaa by Moody’s Investors Service.

Based on the ability to borrow under the facilities, CFC classified $4,637 million and $5,493 million, respectively, of its notes payable outstanding as long-term debt at May 31, 2001 and May 31, 2000. CFC expects to maintain more than $4,637 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the 364-day facilities, subject to the conditions therein.

Subsequent to year end, on August 8, 2001, CFC entered into three new revolving credit agreements totaling $4,562 million. Under the three-year agreement, CFC may borrow $1,028 million until August 8, 2004. Under a 364-day agreement, CFC may borrow $3,084 million. These credit agreements were entered into with a syndicate of 23 banks with J.P. Morgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, The Chase Manhattan Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and Bank One, N.A., ABN Amro Bank N.V. and The Bank

of Nova Scotia as Documentation Agents. In addition, CFC entered into a second 364-day agreement for $450 million with a syndicate of eight banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent.

The new agreements provide liquidity support and replace the agreements entered into in November 1996 and August 2000 with substantially the same terms, except as noted in this paragraph. In connection with the three-year facility, CFC will pay a per annum facility fee of 0.1 of 1%. The facility fee for both of the 364-day facilities is .085 of 1%. Up front fees between .050 to .080 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate $2.9 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments and CFC’s senior unsecured debt ratings decline below AA- or Aa3, a utilization fee of .125 of 1% must be paid on the outstanding balance.

Borrowing Costs
Set forth below are the weighted average costs incurred by CFC on its short-term borrowings (commercial paper and bank bid notes) and on its long-term borrowings (collateral trust bonds, medium-term notes, quarterly income capital securities and short-term borrowings supported by revolving credit agreements) for the periods shown.

	Years Ended May 31,

	2001	2000	1999

Short-term borrowings	6.24%	5.83%	5.36%

Long-term borrowings	6.26%	6.11%	6.09%

Total short- and long-term borrowings	6.25%	6.00%	5.73%

Tax Status
In 1969, CFC obtained a ruling from the Internal Revenue Service recognizing CFC’s exemption from the payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code. Such exempt status could be removed as a result of changes in legislation or in administrative policy or as a result of changes in CFC’s business. CFC believes that its operations have not changed materially from those described to the Internal Revenue Service. RTFC is taxable under Subchapter T of the Internal Revenue Code. As long as RTFC continues to qualify under the Internal Revenue Code, it is allowed a deduction from taxable income for the amount of net margin allocated to its members.

Investment Policy
Surplus funds are invested pursuant to policies adopted by CFC’s board of directors. Under present policy, surplus funds may be invested in direct obligations of or guaranteed by the United States or agencies thereof or other highly liquid investment grade paper. Current investments include high-rated securities such as commercial paper, obligations of foreign governments, Eurodollar deposits, bankers’ acceptances, bank letters of credit, certificates of deposit or working capital acceptances. The policy also permits investments in certain types of repurchase agreements with highly rated financial institutions, whereby the assets consist of eligible securities of a type listed above set aside in a segregated account. CFC typically has two types of funds available for investment:
•	the debt service reserve funds held by the trustee under the indenture signed in 1972, under which CFC formerly issued collateral trust bonds, used to make bond interest and sinking fund payments; and
•	member loan payments and commercial paper investments in excess of daily cash funding requirements.

Debt service reserve funds are invested with maturities scheduled to coincide with interest and sinking fund payment dates.

Employees
At May 31, 2001, CFC had 207 employees, including engineering, financial and legal personnel, management specialists, credit analysts, accountants and support staff. CFC believes that its relations with its employees are good.

CFC Lending Competition
CFC competes with other lenders on price and the variety of options and additional services offered as well as its overall approach to and relationship with its member/owners.

According to annual financial statements filed with CFC, its electric cooperative distribution and power supply member systems had a total of $40.4 billion in long-term debt outstanding at December 31, 2000. RUS is the dominant lender to the electric cooperative industry with $19.2 billion or 47% of the total outstanding debt. RUS currently prices the majority of its insured loans to distribution systems based on a municipal government obligation index, prices hardship loans at a rate of 5% and provides guarantees of loans to its electrical cooperatives by others, principally the FFB. Under the insured loan program, RUS typically does not lend the full amount of debt requested by the cooperative, requiring the cooperative to seek supplemental lending from private capital sources. The amount of funding proposed for the insured loan program for fiscal year 2002 is $1.4 billion. The amount approved for the prior year was $917 million. The amount proposed for RUS guaranteed loans for fiscal year 2002 is $2.7 billion. CFC and other lenders are not in competition with RUS, but rather compete for the supplemental lending requirement, as well as for the full lending requirement for those cooperatives that have decided not to borrow from RUS. Under the hardship program, RUS lends 100% of the amount. Under the guarantee program, RUS will guarantee the repayment of all principal and interest by the cooperative. At December 31, 2000, CFC had a total of $13.5 billion of long-term exposure to distribution and power supply member systems, $11.6 billion of long-term loans and $1.9 billion of guarantees outstanding. CFC’s $13.5 billion long-term exposure represented 34% of the total long-term debt to these electric systems. The remaining $7.7 billion or 19% was borrowed from other sources. During fiscal year 2001, CFC was selected as the lender for 69% of the total supplemental lending requirement (not including amounts lent by FFB). During this same period, CFC was selected as lender for 88% of the total lent to distribution systems for the repayment of their RUS debt. In total, CFC has lent $3.2 billion to distribution systems for the purpose of prepaying their RUS debt. The total lent by CFC represents 93% of the total note buyouts, excluding amounts lent by FFB.

The competitive market for providing credit to the rural telecommunications industry is difficult to quantify, since many rural telecommunications companies are not RUS borrowers and do not report financial results to RUS. At December 31, 2000, RUS had a total of $3.3 billion outstanding to telecommunications borrowers. The RTB, an instrumentality of the United States that provides supplemental financing to RUS borrowers and is managed by RUS, had a total of $1.1 billion outstanding to telecommunications borrowers. CFC is not in direct competition with RUS or RTB, but rather competes with other lenders for additional supplemental lending and for the full lending requirement of the rural telecommunications companies that have decided not to borrow from RUS or RTB or for projects not eligible for RUS or RTB financing. CFC’s competition includes regional banks, a government sponsored enterprise and insurance companies. At December 31, 2000, CFC had a total of $4.9 billion in long-term loans outstanding to telecommunications borrowers. At December 31, 2000, CFC is aware of only CoBank (which at December 31, 2000 had a telecom portfolio of $2.6 billion) as a lender with a telecommunications loan portfolio of similar size to CFC’s and RUS/RTB’s.

Member Regulation and Competition

Electric Systems
In 1992 Congress passed the Energy Policy Act effectively requiring competition in the generation sector of the wholesale electric power industry. In 1996, FERC issued orders 888 and 889. Order 888 provides for competitive wholesale power sales by requiring jurisdictional public utilities that own, control or operate transmission facilities to file non-discriminatory open access transmission tariffs that provide others with transmission service comparable to the service they provide themselves. The reciprocity provision associated with order 888 also provides comparable access to transmission facilities of non-jurisdictional utilities (including RUS borrowers and municipal and other publicly owned electric utilities) that use jurisdictional utilities’ transmission systems. The order further provides for the recovery of stranded costs from departing wholesale customers with agreements dated prior to July 11, 1994. After that date, stranded costs must be agreed upon in the service agreement. Order 889 provides for a real-time electronic information system referred to as the Open Access Same-Time Information System. It also establishes standards of conduct to ensure that transmission owners and their affiliates do not have an unfair competitive advantage by using transmission to sell power.

Section 211 of the Federal Power Act as amended by the Energy Policy Act of 1992 classifies any cooperative with significant transmission assets as a “transmitting utility” for purposes of this section. Under the provisions of this Act, FERC has the authority to order such cooperatives to provide open access for unaffiliated entities. This provision also authorizes FERC to require investor-owned and other utilities to provide the same open access transmission for the benefit of cooperatives. Electric cooperatives have strongly supported section 211 for this reason. Under sections 205 and 206 of the Federal Power Act, a cooperative that pays off its RUS debt may be treated as a jurisdictional public utility subject to FERC regulation if it is a “transmitting utility”. FERC is proceeding under the legal theory that, under these sections, it can order jurisdictional public utilities to provide open access.

Currently, 14 states are operating under customer choice laws. In 13 of these states (Arizona, California, Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania and West Virginia), CFC has a total of 64 distribution system members and five power supply system members. In California, cooperatives are not required to offer customer choice and all three of CFC’s distribution members located in the state have opted not to allow customer choice. In New York, cooperatives are not required to file competition plans with the State Public Utility Commission. CFC currently does not have any members in Rhode Island. In an additional ten states, laws have been passed and open access is scheduled to be in effect at various phase-in levels by 2004. In these states, power supply systems with rates that are above market may be at risk of losing customer loads. The distribution systems in these states will continue to deliver power to the ultimate customer, regardless of who is supplying the power, the CFC member power supply system or some other power generator. For this and the other reasons mentioned below, CFC’s distribution system members are not believed to be at significant risk due to the move to open customer access to power supply systems.

While customer choice laws have been passed in the above states, there are many factors that may delay or influence the choices that customers have available and the timing of true competition. One of the biggest factors will be the issue of stranded cost recovery. Stranded costs are the portion of the investment in generation and/or other facilities which in a competitive environment would be above market price and therefore not otherwise recoverable by the utility. The amount of stranded costs a system is allowed to recover, the timing of the recovery and the method of recovery will all affect the level of competition in a state. The level of fees that systems will be allowed to charge other utilities for use of their transmission and distribution system may also impact the level of residential competition. Other issues that may delay competition include the following:
•	cooperatives are allowed to “opt out” of the provisions of the customer choice laws in some states;
•	utilities in many states will still be regulated regarding rates on non-competitive services, such as distribution;
•	many states will still regulate the borrowing by utilities;
•	FERC regulation of transmission;
•	reconciling the differences in various state laws, so that out-of-state utilities can compete with in-state utilities; and
•	the fact that few competitors have targeted residential or rural customers.

The pace of states passing customer choice laws has slowed. As of June 1, 2001, there were 26 states that had neither customer choice laws nor comprehensive restructuring orders by the state public utility commissions. The time required to pass such laws as well as the issues described above could significantly delay nationwide retail competition. The U.S. Congress has not passed legislation mandating retail customer choice and the passage of such legislation is not anticipated in this Congress. In addition, because of significant price spikes and supply issues in California, implementation of customer choice is being delayed even in some states that have already enacted customer choice legislation.

In addition to customer choice laws, some state agencies regulate electric cooperatives with regard to rates and borrowing. There are 23 states that regulate the rates electric systems charge; of these states, three states have partial oversight authority over the cooperatives’ rates, but not the specific authority to set rates, and seven states allow cooperatives the right to opt in or out of state regulation. There are 19 states that regulate electric systems regarding the issuance of long-term debt and there are two states that regulate the issuance of short-term debt. FERC also has jurisdiction to regulate rates of and refinancing by electric systems within its jurisdiction that are not borrowers of RUS, but which are otherwise jurisdictional.

The 1990 amendments to the Clean Air Act of 1970 required utilities and others to reduce emissions. The amendments contain a range of compliance options and a phase-in period, which will help mitigate the immediate costs of implementation. Many of CFC’s member systems already comply with the provisions of the amendments. Compliance plans for member systems with units affected in Phase I primarily involved fuel switching to low-sulfur coal. The trading of emission allowances may also be an economical alternative to operating or equipment modifications for Phase II (2000). Some member systems originally believed to be adversely affected by the amendments have developed strategies designed to minimize the amendments’ impact. At this time, it is not anticipated that the amendments will have a material adverse impact on the quality of CFC’s loan portfolio.

Telecommunications Systems
CFC member telecommunications systems are regulated at the state and federal levels. Most state regulatory bodies regulate local service rates, intrastate access rates and telecommunications company borrowing. The Federal Communications Commission (“FCC”) regulates interstate access rates and the issuance of licenses required to operate certain types of telecom operations.

The Telecommunications Act of 1996 (the “Telecom Act”) created a framework for competition and deregulation in the local telecommunications market. The Telecom Act has four basic goals: competition, universal service, deregulation and advanced telecommunications and information technologies. The Telecom Act seeks to achieve competition by requiring all carriers to interconnect with all others, local exchange carriers to provide total service resale, number portability, dialing parity, access to rights-of-way, reciprocal compensation, co-location, and unbundled access. Congress included provisions in the Telecom Act granting rural local exchange carriers (“LECs”) an exemption from the above requirements.

In America’s cities, telecommunications competition is occurring. Despite the shakeout in the competitive local exchange carrier segment, facility and non-facility based competitors are focused primarily on the large business user market. Few of these competitors have targeted residential customers. The Regional Bell Operating Companies are motivated to cooperate with competitors in order to win approval to enter the long distance market in their service territories. For example, Verizon has won FCC approval to provide long distance service in New York and Massachusetts and SBC Communications, Inc. has received approval in Texas, Oklahoma and Kansas.

Rural markets, with their preponderance of residential subscribers, are the last to see wide-scale local telecommunications service competition. Rural telecommunications companies that border metropolitan areas are experiencing competition for their largest business customers. These rural telecommunications providers generally are not waiting for competition to arrive, but are using the period before they come under competitive pressure to enter small towns and smaller cities as competitive local exchange carriers. They are able to leverage their infrastructure, organization skills, financial strength and local presence to compete with larger, incumbent providers that are not focused on these small markets.

In addition to competition, the Telecom Act also mandated a new universal telecommunications service support mechanism and required that it be sufficient to ensure that rural customers receive reasonably comparable rates and services when compared to urban customers. Congress stated its intent that implicit subsidies presently contained in the access charges local telecommunications companies levy on long distance carriers be eliminated and be made explicit in the new universal service support mechanism. The FCC recently issued new rules for determining rural high-cost universal service support for the next five years. The rules, among other things, base support on actual 2000 cost levels, allow for growth of the universal service fund, and freeze the national average cost of a telco subscriber loop (the benchmark for determining eligibility for support) at $240. CFC believes that adoption of these rules will benefit rural LECs.

In 1999, the FCC approved a plan put forward by large LECs and interexchange carriers (“IXCs”) that reduced access charges the large LECs charge the IXCs, and authorized alternative mechanisms by which the large LECs can recover a significant portion of lost access revenues. The national telephone trade associations have developed a similar plan (the “MAG plan”) for small rural LECs that includes a solution for the uncertainty that has surrounded universal service funding. The FCC has indicated its intention to address this plan in the near future. CFC does not anticipate that any loss in revenue resulting from this plan (if adopted by the FCC) would result in material losses on loans outstanding to rural telecommunications companies.

Deregulation thus far has not had much effect on LECs. The FCC has promulgated a series of rules to implement the Telecom Act, and eliminated very few existing regulatory requirements.

The final aspect of the Telecom Act dealt with advanced telecommunications and information technologies. The concern that there is a growing “digital divide” between various groups and areas within the country has led to programs to provide funding to connect schools and libraries to the internet. RUS has issued rules liberalizing its lending criteria to facilitate provision of advanced telecommunications and information services in rural areas. It is anticipated that RUS will play a significant role in financing infrastructure to help provide rural Americans with access to these services. Subject to credit review in specific institutions, CFC is prepared to supplement the government’s financing of this effort.

The RUS Program

Since the enactment of the Rural Electrification Act in 1936 (the “RE Act”), RUS has financed the construction of electric generating plants, transmission facilities and distribution systems in order to provide electricity to persons in rural areas. Principally through the organization of systems under the RUS loan program in 48 states and U.S. territories, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11% in 1934 to almost 100% currently. Rural electric systems serve 12% of all consumers of electricity in the United States and its territories and account for approximately 8% of total sales of electricity and own about 5% of energy generation and generating capacity.

In 1949, the RE Act was amended to allow RUS to lend for the purpose of furnishing and improving rural telecommunications service. The RUS telecommunications lending program had 760 reporting borrowers at December 31, 1999. The 760 borrowers operated 4,385 exchanges, providing service to a total of 5.5 million subscribers, including 1.2 million business subscribers and 4.3 million residential customers (RUS will no longer publish telecommunications data).

The RE Act provides for RUS to make insured loans and to provide other forms of financial assistance to borrowers. RUS is authorized to make direct loans, at below market rates, to systems which are eligible to borrow from it. RUS is also authorized to guarantee loans that have been used mainly to provide financing for construction of bulk power supply projects. Guaranteed loans bear interest at a rate agreed upon by the borrower and the lender (which generally has been the FFB). For telecommunications borrowers, RUS also provides financing through RTB. RTB is an instrumentality of the United States providing financing at rates reflecting its cost of capital and is managed by RUS. RUS exercises financial and technical supervision over borrowers’ operations. Its loans and guarantees are generally secured by a mortgage on substantially all of the system’s property and revenues.

For fiscal year 2002, the House Agriculture Appropriations Committee has approved RUS electric loan levels as follows: municipal government obligations index loans of $795 million, hardship loans of $121 million, treasury rate loans of $500 million, and loan guarantees of $2.7 billion. The Senate committee has approved the same levels as the House for hardship loans and loan guarantees, and has approved municipal rate loans of $500 million and treasury rate loans of $750 million. Electric funding levels for the fiscal year ending September 30, 2001 were as follows: municipal government obligations index loans of $295 million, hardship loans of $122 million, treasury rate loans of $500 million, and loan guarantees of $1.7 billion. Thus, the fiscal year 2002 levels approved by the House Agricultural Appropriations Committee represent a substantial increase over current year levels.

Legislation enacted in 1992 allows RUS electric borrowers to prepay their loans to RUS at a discount based on the government’s cost of funds at the time of prepayment. If a borrower chooses to prepay its notes, it becomes ineligible for future RUS insured loans for a period of ten years, but remains eligible for RUS loan guarantees. As of May 31, 2001, 228 borrowers had either fully prepaid or partially prepaid their RUS notes under these provisions. These borrowers have $6.9 billion in loans outstanding from CFC.

Member Financial Data

Electric Systems
On the following pages are tables providing composite statements of revenues, expenses and patronage capital from the distribution systems and power supply systems which were members of CFC during the five years ended December 31, 2000, and their respective composite balance sheets at the end of each such year. As of July 31, 2001, CFC had received financial information from 812 distribution systems and 51 power supply systems.

While CFC had 830 distribution system members at May 31, 2001, one system was not required to file due to a merger and 17 systems were not required to report financial results because they did not have outstanding balances of long-term loans at December 31, 2000.

Only 51 of the 70 total power supply systems report financial results to CFC. A total of 15 power supply systems did not report financial results because they did not have an outstanding balance of long-term loans at December 31, 2000. One power supply system merged with another and filed combined financial results. In addition, three power supply systems did not meet the filing deadline.

Telecommunications Systems
On the following pages are tables providing composite statements of revenues and expenses from the telecommunications systems that were members of CFC during the three years ended December 31, 2000. The first year for which CFC has collected such data and their respective composite balance sheet was 1998. Members with long-term loans outstanding are generally required to submit annual data as of December 31 in the form of audited financial statements. As of July 31, 2001, CFC had received audited financial statements from 226 telecommunications systems.

While CFC had 515 telecommunications system members at May 31, 2001, a total of 260 had long-term loans outstanding and were required to submit audited financial statements to CFC at December 31, 2000. A total of 17 telecommunications system members did not meet the filing deadline and 17 telecommunications system members submitted consolidated audited financial statements.

NOTE: CFC’s independent public accountants have not examined statistical information contained in this section, and the number and geographical dispersion of the systems have made impractical an independent investigation by CFC of the statistical information. The information presented is based upon financial statements submitted to CFC, subject to year-end audit adjustments, by reporting borrowers and does not, with minor exceptions, take into account current data for certain systems, primarily those which are not active CFC borrowers.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
AS REPORTED TO CFC BY MEMBER DISTRIBUTION SYSTEMS

The following are unaudited figures that are based
upon financial statements submitted to
CFC by Member Distribution Systems

	Years ended December 31,

	2000	1999	1998	1997	1996

(Dollar amounts in thousands)
Operating revenues and patronage capital	$20,419,019	$18,805,359	$18,284,021	$17,232,257	$17,028,087

Operating deductions:

Cost of power (1)	12,925,630	11,828,572	11,580,829	10,907,145	10,924,695

Distribution expense (operations)	856,378	792,249	728,565	472,629	445,990

Distribution expense (maintenance)	1,106,780	1,024,734	985,571	829,991	804,663

Administrative and general expense (2)	1,972,220	1,864,344	1,735,074	1,720,805	1,627,925

Depreciation and amortization expense	1,387,923	1,290,354	1,203,438	1,134,149	1,069,101

Taxes	241,219	230,238	241,010	458,620	458,623

Total	18,490,150	17,030,491	16,474,487	15,523,339	15,330,997

Utility operating margin	1,928,869	1,774,868	1,809,534	1,708,918	1,697,090

Non-operating margin	211,957	179,940	173,446	235,334	180,311

Power supply capital credits (3)	272,007	259,099	297,451	268,015	282,800

Total	2,412,833	2,213,907	2,280,431	2,212,267	2,160,201

Interest on long-term debt (4)	1,150,231	1,024,369	980,863	919,892	869,076

Other deductions	84,049	50,523	49,628	45,439	43,711

Total	1,234,280	1,074,892	1,030,491	965,331	912,787

Net margin and patronage capital	$1,178,553	$1,139,015	$1,249,940	$1,246,936	$1,247,414

TIER (5)	2.01	2.11	2.35	2.34	2.44

DSC (6)	2.08	2.15	2.32	2.26	2.42

MDSC (7)	1.99	2.03	2.25	2.17	2.30

Number of systems included	812	811	820	821	832

(1)	Includes cost of purchased power, power production and transmission expense.

(2)	Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses.

(3)	Represents net margin of power supply systems and other associated organizations allocated to their member distribution systems and added in determining net margin and patronage capital of distribution systems under RUS accounting practices. Cash distributions of this credit have rarely been made by the power supply systems and such other organizations to their members.

(4)	Interest on long-term debt is net of interest charged to construction. CFC believes that amounts incurred by distribution systems for interest charged to construction and allowance for funds used during construction are immaterial relative to their total interest on long-term debt and net margin and patronage capital.

(5)	The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margin and patronage capital to (y) interest on long-term debt (in each year including all interest charged to construction).

(6)	The ratio of (x) net margin and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations.

(7)	The ratio of (x) operating margin and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization expense plus non-operating margin, interest plus cash received in respect of generation and transmission and other capital credits to (y) long-term debt service obligations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE BALANCE SHEETS
AS REPORTED TO CFC BY MEMBER DISTRIBUTION SYSTEMS

The following are unaudited figures that are based
upon financial statements submitted to
CFC by Member Distribution Systems

	At December 31,

(Dollar amounts in thousands)	2000	1999	1998	1997	1996

Assets and other debits:

Utility plant:

Utility plant in service	$45,985,367	$43,023,535	$40,387,723	$37,763,550	$35,406,826

Construction work in progress	1,438,002	1,262,537	1,129,147	1,062,356	975,357

Total utility plant	47,423,369	44,286,072	41,516,870	38,825,906	36,382,183

Less: Accumulated provision for depreciation and amortization	13,083,103	12,225,421	11,409,118	10,608,302	9,911,677

Net utility plant	34,340,266	32,060,651	30,107,752	28,217,604	26,470,506

Investment in associated organizations (1)	4,002,393	3,790,623	3,665,208	3,483,154	3,348,326

Current and accrued assets	5,651,652	4,520,592	4,526,663	4,185,884	4,126,415

Other property and investments	1,019,348	703,585	644,353	552,033	503,871

Deferred debits	626,903	599,511	530,606	514,670	488,009

Total assets and other debits	$45,640,562	$41,674,962	$39,474,582	$36,953,345	$34,937,127

Liabilities and other credits:

Net worth:

Memberships	$140,663	$119,175	$112,391	$105,505	$105,497

Patronage capital and other equities (2)	18,538,088	17,542,625	16,710,886	15,674,556	14,731,432

Total net worth	18,678,751	17,661,800	16,823,277	15,780,061	14,836,929

Long-term debt (3)	21,326,555	19,308,152	18,343,340	16,924,955	16,214,420

Current and accrued liabilities	4,280,010	433,687	3,098,525	3,046,528	2,697,605

Deferred credits	892,001	3,429,173	884,595	864,384	872,013

Miscellaneous operating services	463,245	842,150	324,845	337,417	316,160

Total liabilities and other credits	$45,640,562	$41,674,962	$39,474,582	$36,953,345	$34,937,127

Equity percentage (4)	40.9%	42.5%	42.6%	42.7%	42.5%

Number of systems included	812	811	820	821	832

(1)	Includes investments in service organizations, power supply capital credits and investments in CFC.

(2)	Includes non-refundable donations or contributions in cash, services or property from states, municipalities, other government agencies, individuals and others for construction purposes separately listed on form 7.

(3)	Principally debt to RUS and CFC. Includes $9,717,546, $8,342,631, $7,481,368, $6,121,902 and $5,467,636 for the years 2000, 1999, 1998, 1997 and 1996, respectively, due to CFC.

(4)	Determined by dividing total net worth by total assets and other debits.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
AS REPORTED TO CFC BY MEMBER POWER SUPPLY SYSTEMS

The following are unaudited figures that are based
upon financial statements submitted to
CFC by Member Power Supply Systems

		Years ended December 31,

	2000	1999	1998	1997	1996

(Dollar amounts in thousands)
Operating revenues and patronage capital	$11,431,737	$10,758,413	$10,901,138	$10,702,813	$10,585,875

Operating deductions:

Cost of power (1)	8,609,376	7,945,476	7,979,542	7,604,521	7,322,039

Distribution expense (operations)	21,375	23,634	17,499	12,555	15,431

Distribution expense (maintenance)	14,333	14,908	12,524	12,937	16,607

Administrative and general expense (2)	433,616	414,362	406,441	474,681	473,869

Depreciation and amortization expense	936,059	904,826	914,270	915,879	1,056,113

Taxes	82,297	68,681	69,095	231,843	237,700

Total	10,097,056	9,371,887	9,399,371	9,252,416	9,121,759

Utility operating margin	1,334,681	1,386,526	1,501,767	1,450,397	1,464,116

Non-operating margin	303,513	258,186	577,842	232,778	493,874

Power supply capital credits (3)	49,077	44,180	56,646	46,520	55,590

Total	1,687,271	1,688,892	2,136,255	1,729,695	2,013,580

Interest on long-term debt (4)	1,195,644	1,227,548	1,221,512	1,295,082	1,436,200

Other deductions (5)	144,850	185,621	184,868	409,396	1,601,919

Total	1,340,494	1,413,169	1,406,380	1,704,478	3,038,119

Net margin and patronage capital	$346,777	$275,723	$729,875	$25,217	$(1,024,539)

TIER (6)	1.28	1.22	1.60	1.02	0.29

DSC (7)	1.16	1.15	1.45	1.11	0.69

Number of systems included	51	54	58	57	54

(1)	Includes cost of purchased power, power production and transmission expense.

(2)	Includes sales expenses and consumer accounts expense and consumer service and informational expense as well as other administrative and general expenses.

(3)	Certain power supply systems purchase wholesale power from other power supply systems of which they are members. Power supply capital credits represent net margin of power supply systems allocated to member power supply systems on the books of the selling power supply systems. This item has been added in determining net margin and patronage capital of the purchasing power supply systems under RUS accounting practices. Cash distributions of this credit have rarely been made by the selling power supply systems to their members. This item also includes net margin of associated organizations allocated to power supply members and added in determining net margin and patronage capital of the member systems under RUS accounting practices.

(4)	Interest on long-term debt is net of interest charged to construction. Allowance for funds used during construction has been included in non-operating margin. According to unpublished information interest charged to construction and allowance for funds used during construction for CFC power supply members in the years 1996-2000 were as follows:

		Allowance for Funds used During

	Interest Charged to Construction	Construction	Total

2000	$20,245	$24,736	$44,981

1999	10,073	13,604	23,677

1998	9,947	13,133	23,080

1997	7,798	12,684	20,482

1996	13,434	11,620	25,054

(5)	Includes $1,119,635 in 1996 related to the reorganization of Cajun Electric Power Coop., Inc., to which CFC has no credit exposure.

(6)	The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margin and patronage capital to (y) interest on long-term debt (in each year including all interest charged to construction). The TIER calculation for 1999, 1998, 1997 and 1996 includes the operating results of five systems, which failed to make debt service payments or are operating under a debt restructure agreement. The TIER calculation for 2000 includes the operating results of one system that does not borrow from CFC. Without these systems, the composite TIER would have been 1.29, 1.24, 1.27, 1.04 and 1.21 for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

(7)	The ratio of (x) net margin and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations (including all interest charged to construction). The DSC calculation for 1999, 1998, 1997 and 1996 includes the operating results of five systems which failed to make debt service payments or are operating under a debt restructure agreement. The DSC calculation for 2000 includes the operating results of one system that does not borrow from CFC. Without these systems, the composite DSC would have been 1.19, 1.23, 1.28, 1.13 and 1.20 for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE BALANCE SHEETS
AS REPORTED TO CFC BY MEMBER POWER SUPPLY SYSTEMS

The following are unaudited figures that are based
upon financial statements submitted to
CFC by Member Power Supply Systems

			At December 31,

	2000	1999	1998	1997	1996

(Dollar amounts in thousands)
Assets and other debits:

Utility plant:

Utility plant in service	$31,970,487	$31,140,658	$31,141,532	$31,656,202	$32,191,089

Construction work in progress	1,571,954	1,151,859	1,041,760	825,421	640,005

Total utility plant	33,542,441	32,292,517	32,183,292	32,481,623	32,831,094

Less: Accumulated provision for depreciation and amortization	13,867,937	13,230,060	13,059,537	12,558,247	11,783,058

Net utility plant	19,674,504	19,062,457	19,123,755	19,923,376	21,048,036

Investments in associated organizations (1)	1,360,671	1,173,026	1,132,157	1,179,185	1,178,785

Current and accrued assets	4,067,827	3,904,535	3,740,302	3,697,391	3,984,238

Other property and investments	1,540,147	1,511,145	1,691,932	1,553,774	2,000,584

Deferred debits	3,027,612	3,251,458	3,400,876	3,228,708	3,636,749

Total assets and other debits	$29,670,761	$28,902,621	$29,089,022	$29,582,434	$31,848,392

Liabilities and other credits:

Net worth:

Memberships	$49,106	$49,131	$263	$258	$258

Patronage capital and other equities (2)	3,498,360	3,175,374	(52,606)	(778,357)	(646,115)

Total net worth	3,547,466	3,224,505	(52,343)	(778,099)	(645,857)

Long-term debt (3)	19,051,276	19,591,883	23,389,067	24,426,867	25,900,628

Current and accrued liabilities	3,186,042	2,328,504	1,877,320	1,791,628	2,040,563

Deferred credits	1,565,294	1,338,343	1,296,308	1,343,053	1,826,945

Miscellaneous operating reserves	2,320,683	2,419,386	2,578,670	2,798,985	2,726,113

Total liabilities and other credits	$29,670,761	$28,902,621	$29,089,022	$29,582,434	$31,848,392

Number of systems included	51	54	58	57	54

(1)	Includes investments in service organizations, power supply capital credits and investments in CFC.

(2)	The large increase in 1999 was due to the elimination of Cajun Electric Power Cooperative to which CFC had no credit exposure.

(3)	Principally debt to RUS or debt guaranteed by RUS and loaned by FFB and includes $1,905,614, $1,761,847, $1,652,943, $1,411,157 and $1,264,475 for the years 2000, 1999, 1998, 1997, and 1996, respectively, due to CFC.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE STATEMENTS OF REVENUES AND EXPENSES
AS REPORTED TO CFC BY TELECOMMUNICATIONS SYSTEM MEMBERS

The following are unaudited figures that are based
upon financial statements submitted to
CFC by Member Telecommunications Systems

		Years ended December 31,

	2000 (3)	1999 (3)	1998

(Dollar amounts in thousands)
Operating revenues	$4,879,808	$3,908,496	$2,535,461

Operating expenses (1)	3,509,779	3,003,530	1,846,215

Net income before interest, depreciation and taxes	1,370,029	904,966	689,246

Interest on long-term debt	430,825	221,103	140,436

Net income before depreciation and taxes	939,204	683,863	548,810

Depreciation and amortization expenses	675,757	410,805	279,277

Net income before taxes	263,447	273,058	269,533

Taxes	140,378	89,030	71,326

Net income	$123,069	$184,028	$198,207

DSC (2)	1.79	2.30	2.14

Number of systems included	226	191	169

(1)	Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses.

(2)	Debt service coverage ratio is the ratio of (x) net margin plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations. During calendar year 2000, CFC closed two large loans to start-up companies for the purpose of acquiring local exchange properties from GTE (now Verizon). Due to significant expenses related to start-up and the transition of these operations, there were substantial operating losses reported by these two companies. These losses were expected when the transactions were underwritten and are typical of such acquisition companies during their start-up mode. Excluding these two borrowers, the composite DSC was 2.06.

(3)	Some RTFC members have been acquired by Alltel Corporation and RTFC agreed to accept Alltel Corporation’s financial statements rather than those of the acquired operating companies. Given Alltel Corporation’s size, it is not included in the composite statistics.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE BALANCE SHEETS
AS REPORTED TO CFC BY TELECOMMUNICATIONS SYSTEMS

The following are unaudited figures that are based
upon financial statements submitted to
CFC by Member Telecommunications Systems

		At December 31,

(Dollar amounts in thousands)	2000 (3)	1999 (3)	1998

Assets and other debits:

Cash and cash equivalents	$639,882	$646,409	$401,507

Current assets	1,372,186	1,029,905	590,248

Plant, property and equipment	5,674,846	3,998,038	2,699,798

Other non-current assets	4,957,209	2,505,597	1,456,301

Total assets	$12,644,123	$8,179,949	$5,147,854

Liabilities and equity:

Current liabilities	$1,225,408	$898,080	$586,176

Affiliate debt	1,135	3,804	23,442

Long-term debt (1)	6,960,293	4,309,996	2,686,987

Other non-current liabilities	741,921	392,982	232,219

Equity	3,715,366	2,575,087	1,619,030

Total liabilities and equity	$12,644,123	$8,179,949	$5,147,854

Equity percentage (2)	29%	32%	32%

Number of systems included	226	191	169

(1)	Includes current maturities.

(2)	Determined by dividing total net worth by total assets and other debits. The 2000 data includes the results of the operations for two companies that were in the start-up phase. These two companies reported substantial operating losses. The equity percentage would be 32% ,if the results of operations for these two borrowers were excluded

(3)	Some RTFC members have been acquired by Alltel Corporation and RTFC agreed to accept Alltel Corporation’s financial statements rather than those of the acquired operating companies. Given Alltel Corporation’s size, it is not included in the composite statistics.

Item 2. Properties.

CFC owns and operates a headquarters facility in Fairfax County, Virginia. This facility consists of two six-story office buildings and two separate parking garages situated on ten acres of land. CFC also owns an additional two acres of unimproved land.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Inapplicable.

Item 6. Selected Financial Data.

The following is a summary of selected financial data for each of the five years ended May 31, 2001.

	2001	2000	1999	1998	1997

(Dollar amounts in thousands)
For the year ended May 31:

Operating income	$1,388,295	$1,020,998	$792,052	$639,948	$567,065

Operating margin	$133,051	$116,497	$76,439	$57,022	$54,736

Gain on sale of land	—	—	—	5,194	—

Extraordinary loss (A)	(285)	(1,164)	—	—	—

Net margin	$132,766	$115,333	$76,439	$62,216	$54,736

Fixed charge coverage ratio (B)	1.12	1.13	1.12	1.12	1.12

As of May 31:

Assets	$19,998,842	$17,083,440	$13,925,252	$10,682,888	$9,057,495

Long-term debt (C)	$11,376,412	$10,595,596	$6,891,122	$5,024,621	$3,596,231

Members’ subordinated certificates	$1,581,860	$1,340,417	$1,239,816	$1,229,166	$1,212,486

Members’ equity	$393,899	$341,217	$296,481	$279,278	$271,594

Leverage ratio (D)	7.69	8.10	7.11	6.39	5.87

Debt to equity ratio (E)	6.05	6.46	5.52	4.51	3.97

(A)	During the years ended May 31, 2001 and May 31, 2000, CFC paid premiums of $0.3 million and $1.2 million, respectively, in connection with the prepayments of collateral trust bonds.

(B)	Margin used to compute the fixed charge coverage ratios represent net margin before extraordinary losses plus fixed charges. The fixed charges used in the computation of the fixed charge coverage ratios consist of interest and amortization of bond discounts and bond issuance expenses.

(C)	Includes commercial paper reclassified as long-term debt in the amount of $4,638 million, $5,493 million, $2,403 million, $2,345 million and $2,250 million at May 31, 2001, 2000, 1999, 1998 and 1997, respectively, and excludes $4,388 million, $3,040 million, $983 million, $327 million and $269 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2002, 2001, 2000, 1999 and 1998, respectively (see Note 5 to combined financial statements).

(D)	In accordance with CFC’s revolving credit agreements, the leverage ratio is calculated by dividing debt and guarantees outstanding, excluding quarterly income capital securities and debt used to fund loans guaranteed by the RUS, by the total of quarterly income capital securities, members’ subordinated certificates and members’ equity.

(E)	The debt to equity ratio is calculated by dividing debt outstanding, excluding quarterly income capital securities and debt used to fund loans guaranteed by RUS, by the total of quarterly income capital securities, members’ subordinated certificates, members’ equity and the loan loss allowance.

CFC has had outstanding guarantees for its members’ indebtedness in each of the fiscal years shown above. Members’ interest expense on such indebtedness was approximately $69 million for the year ended May 31, 2001.

CFC does not have any outstanding common stock and does not pay dividends. Annually, CFC allocates the majority of its net margin to its members in the form of patronage capital certificates. Under current policies, CFC retires patronage capital 70% during the next fiscal year and holds the remaining 30% for 15 years. Retirements of patronage capital are made only if permitted by CFC’s contractual obligations and to the extent that the board of directors in its discretion may determine from time to time that the financial condition of CFC would not be impaired as a result.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in millions)

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “anticipates”, “expects”, “projects”, “believes”, “plans”, “may”, “intend”, “should”, “could”, “will”, “estimate”, and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss analysis, net margin growth, leverage and debt to adjusted equity ratios, and borrower financial performance are forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:
•	Interest rates — National Rural Utilities Cooperative Finance Corporation (“CFC”) interest rates generally move with rates in the capital markets. CFC includes an adder in its loan rate to generate a margin. The adder is a percentage of funding cost. If rates decrease the gross margins earned on loans outstanding may decrease as well.
•	Loan funding — Risk associated with the funding of loans is discussed in detail in the market risk and matched funding sections of this management’s discussion and analysis.
•	Borrowers — CFC’s borrowers are generally located in rural areas throughout the United States and its territories. The borrowers vary in size, management experience and the extent to which they have expanded into diversified activities outside of electric service or local exchange telephone service. CFC borrowers are concentrated in the electric utility and telecommunications industries. Problems in either industry could impact the borrowers’ ability to repay CFC loans.
•	The Rural Utilities Service (“RUS”) approved loan and guarantee funding levels – Direct RUS loans and loans from the Federal Financing Bank (“FFB”) with an RUS guarantee are the lowest cost option for CFC’s members. Further increases in RUS direct loan or loan guarantee levels may impact demand for loans from CFC.
•	Continued performance of Deseret Generation & Transmission Co-operative (“Deseret”) and Denton County Electric Cooperative, Inc. dba CoServ Electric (“CoServ”) within the terms of their restructure agreements. At May 31, 2001, CFC had a restructured exposure of $665 to Deseret and $914 to CoServ.

The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

The following discussion and analysis is designed to provide a better understanding of CFC’s combined financial condition and results of operations and as such should be read in conjunction with the combined financial statements, including the notes thereto.

Overview

CFC was formed in 1969 by the rural electric cooperatives to provide them with a source of funds to supplement the financing provided by RUS. CFC was organized as a cooperative in which each member (other than associate members) receives one vote. Under CFC’s bylaws, the board of directors is composed of 20 individuals who must be either general managers or directors of members and 2 members from the National Rural Electric Cooperative Association. CFC was granted tax-exempt status under Section 501(c)(4) of the Internal Revenue Code.

In 1987, Rural Telephone Finance Cooperative (“RTFC”) was formed by CFC to provide a source of funds for the rural telecommunications industry. Like CFC, RTFC is a cooperative. However, RTFC’s bylaws and voting members’ agreement require that the majority of RTFC’s board of directors be elected from individuals designated by CFC. Individuals nominated by the other RTFC members fill the remaining board positions. CFC is the sole source of external funding for RTFC. Because CFC has control of the RTFC Board, RTFC’s statements of financial condition and results of operations are combined with those of CFC. RTFC is a taxable cooperative under Subchapter T and thus takes a deduction for net margins allocated to its members.

Guaranty Funding Cooperative (“GFC”) was organized in December 1991 as a taxable cooperative association owned by its member rural electric systems and CFC to provide a source of funds for members to refinance the RUS guaranteed debt previously held by the FFB. GFC was a controlled affiliate of CFC (the majority of its directors were appointed by CFC). All loans made by GFC carried the guarantee of RUS. CFC was the sole source of external funding for GFC. Because CFC controlled the GFC Board, GFC’s statements of financial condition and results of operations were combined with those of CFC. On January 31, 2001, GFC ceased operations. All loans and servicing requirements were transferred to CFC on that date.

Unless stated otherwise, all references to CFC refer to the combined results and operations of CFC, RTFC and GFC.

CFC’s primary objective as a cooperative is to provide its members with the lowest possible loan and guarantee rates. Therefore, CFC marks up its funding costs only to the extent necessary to cover its operating expenses, a provision for loan losses and to provide a margin sufficient to preserve interest coverage in light of CFC’s financing objectives. To the extent members contribute to CFC’s base capital by purchasing subordinated certificates carrying below-market interest rates, CFC can offer proportionally lower interest rates on its loans to members.

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

CFC is required by the cooperative laws under which it is incorporated to have a mechanism to allocate its earnings to its members. CFC allocates its net margin annually to an education fund, a members’ capital reserve and to members based on each member’s participation in loan programs during the year. The membership, loan and guarantee subordinated certificates along with the education fund, members’ capital reserve and unretired patronage capital provide CFC’s base capitalization.

CFC’s performance is closely tied to the performance of its member rural electric and telecommunications utility systems due to the near 100% concentration of its loan and guarantee portfolio in those industries. The following provides an analysis of both CFC’s performance and a discussion of the quality of CFC’s loan and guarantee portfolio.

Financial Condition

Assets
At May 31, 2001, CFC had $19,999 in total assets, an increase of $2,916 or 17% over the prior year. Net loans outstanding to members represented approximately $19,352 or 97% of total assets. The remaining $647 consisted of other assets to support CFC’s operations. Except as required for the debt service account and unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

Loans to Members
Net loan balances increased by $2,902 or 18%. Gross loans increased by a total of $3,006, and the allowance for loan losses increased by $104, compared to the prior year. As a percentage of the portfolio, long-term loans represented 90% at May 31, 2001 (including secured long-term loans classified as restructured), compared to 88% at May 31, 2000. The remaining 10% and 12% at May 31, 2001 and 2000, respectively, consisted of secured and unsecured intermediate-term and line of credit loans. Long-term fixed rate loans represented 49% and 60% of the total long-term loans at May 31, 2001 and 2000, respectively. Loans converting from a variable rate to a fixed rate for the year ended May 31, 2001 totaled $1,241, an increase from the $51 that converted during the year ended May 31, 2000. Offsetting the conversions to the fixed rate were $263 and $6 of loans that converted from the fixed rate to the variable for the years ended May 31, 2001 and 2000, respectively. This resulted in a net conversion of $978 from the variable rate to a fixed rate for the year ended May 31, 2001 compared to a net conversion of $45 for the year ended May 31, 2000. Approximately 44% or $8,650 of loans carried a fixed rate of interest. All other loans, including $9,117 in long-term loans, are subject to interest rate adjustment monthly or semi-monthly.

The increase in total loans outstanding at May 31, 2001, was primarily due to increases of $2,068 in long-term loans, $894 in restructured loans and $93 in RUS guaranteed loans offset by decreases in intermediate-term loans of $9 and short-term loans of $40. The increase to loans outstanding for fiscal year 2001 included long-term electric advances of $2,287 and telephone advances of $2,282. The electric long-term advances included $17 for the purpose of repaying RUS loans, $2,066 under the 100% and power vision programs, $107 under the RUS concurrent loan program and $97 under the RUS guaranteed loan program. Telephone long-term advances were primarily for the acquisition of local exchange properties. The loans advanced under the 100%, RUS concurrent and power vision loan programs were used for a variety of general corporate purposes, including construction of headquarters facilities and transmission facilities, system upgrades and refinancing of non-RUS debt. There were a number of reasons underlying the increased demand for CFC loan advances, including:
•	RUS waiting periods, which caused more borrowers to utilize CFC loan funds for interim or permanent financing;
•	a large number of systems have bought out their RUS debt over the last few years, requiring them to seek non-RUS financing;
•	some borrowers have begun to expand and diversify their operations through acquisitions and mergers; and
•	increased level of lending to rural telecommunications systems for the acquisition of rural local exchange assets.

Liabilities and Members’ Equity
CFC obtains funding in the capital markets through the issuance of collateral trust bonds, medium-term notes, commercial paper and quarterly income capital securities which makes up a large portion of the liabilities on the balance sheet. The majority of the increase in liabilities and members’ equity from May 31, 2000 to May 31, 2001 was due to the $1,693 increase in notes payable, the $781 increase in long-term debt and the $241 increase in members’ subordinated certificates.

Notes Payable
Notes payable, which consists of commercial paper, bank bid notes and long-term debt due within one year, totaled $5,945, an increase of $1,693 over the prior year. The reason for this increase is primarily due to the $1,349 increase in long-term debt maturing within one year. At May 31, 2001, CFC’s short-term debt consisted of $5,141 in dealer commercial paper, $845 in commercial paper issued to CFC’s members, $109 in commercial paper issued to certain nonmembers, $4,388 in collateral trust bonds and medium-term notes that mature within one year and $100 in bank bid notes. As described in the footnotes to the combined financial statements, CFC reclassifies a portion of its short-term debt as long-term, since it has the ability (subject to certain conditions) to refinance this short-term debt on a long-term basis under its revolving credit agreements. CFC reclassified $4,638 and $5,493 of short-term debt as long-term at May 31, 2001 and 2000, respectively.

Commercial Paper
At May 31, 2001, CFC had $6,094 outstanding in commercial paper with a weighted average maturity of 28 days. Commercial paper notes are issued with maturities up to 270 days and are senior unsecured obligations of CFC. Commercial paper sold directly by CFC and outstanding to CFC’s members and others totaled $953 at May 31, 2001. The remaining $5,141 was sold through dealers to investors in the United States and Europe. Included in the commercial paper sold through dealers at May 31, 2001, was a total of $100 of extendable commercial notes. These are notes issued with a stated maturity of 90 days, and CFC has the option to extend the maturity to 390 days. European commercial paper may be issued in currencies other than U.S. dollars. For notes issued in a foreign currency, CFC will enter into a currency exchange agreement with a highly rated counterparty at the time of the issuance. At May 31, 2001, there were no foreign-denominated commercial paper notes outstanding.

Bank Bid Notes
CFC obtains funds from various banking institutions under bank bid note arrangements, similar to bank lines of credit. The notes are issued for terms up to three months and are unsecured obligations of CFC. At May 31, 2001, CFC had $100 outstanding in bank bid notes and these notes had a weighted average maturity of 28 days.

Long-Term Debt
During fiscal year 2001, long-term debt outstanding increased by $781. The increase in long-term debt outstanding was due to increases of $1,388 in collateral trust bonds and $1,597 in medium-term notes offset by a decrease of $855 in the amount of short-term debt supported by revolving credit agreements and by an increase of $1,349 of long-term debt due within one year reclassified as notes payable.

Collateral Trust Bonds
At May 31, 2001, CFC had $4,739 in fixed rate collateral trust bonds outstanding. Under its collateral trust bond indentures,

CFC must pledge as collateral cash, permitted investments or eligible mortgage notes from its distribution system borrowers, evidencing loans at least equal in principal amount to 100% of the outstanding principal amount of collateral trust bonds. At May 31, 2001, CFC had pledged $5,612 in mortgage notes. During fiscal year 2001, CFC issued a total of $1,500 in collateral trust bonds. All collateral trust bonds issued after February 1994 have been issued under an indenture with U.S. Bank National Association as successor trustee. Virtually all collateral trust bonds were offered to investors in underwritten public offerings. CFC has entered into swap agreements to move the rate on $2,025 of collateral trust bonds from fixed to variable. On July 6, 2001, CFC provided notice to the trustee that it intends to call $123 of collateral trust bonds on September 3, 2001. The bonds will be called at a premium of 104%. A total of $100 of collateral trust bonds are scheduled to mature during fiscal year 2002. Subsequent to year end, on July 19, 2001, CFC issued $300 of 6% collateral trust bonds due 2006 and $1,000 of 5.25% collateral trust bonds due 2004.

Medium-Term Notes
At May 31, 2001, CFC had $6,388 outstanding in medium-term notes. Medium-term notes are issued for terms of 270 days to 30 years and are senior unsecured obligations of CFC. Medium-term notes outstanding to CFC’s members totaled $279 at May 31, 2001. The remaining $6,109 were sold through dealers to investors including $1,010 in the European markets. At May 31, 2001, a total of $390 of medium-term notes were issued in a foreign currency. At the time of issuance, CFC also entered into a currency exchange agreement to cover all principal and interest payments due in a foreign currency. A total of $4,289 of medium-term notes are scheduled to mature during fiscal year 2002. Subsequent to year end, on July 17, 2001, CFC issued $700 of floating rate medium-term notes due 2003.

Quarterly Income Capital Securities
At May 31, 2001, CFC had $550 outstanding in quarterly income capital securities. The quarterly income capital securities are unsecured obligations of CFC, subordinate and junior in right of payment to senior debt and the debt obligations guaranteed by CFC, but senior to subordinated certificates. CFC has the right at any time and from time to time during the term of the quarterly income capital securities to suspend interest payments for a period not exceeding 20 consecutive quarters. CFC has the right to call the quarterly income capital securities any time after five years, at par. To date, CFC has not exercised its option to suspend interest payments.

Subordinated Certificates
Subordinated certificates include both original membership subordinated certificates and loan and guarantee subordinated certificates, all of which are subordinate to other CFC debt. At May 31, 2001, membership subordinated certificates totaled $642. These certificates generally mature in 100 years and pay interest at 5.0%. At May 31, 2001, loan and guarantee subordinated certificates totaled $940 and carried a weighted average interest rate of 1.3%. Loan subordinated certificates increased by $231 and guarantee subordinated certificates increased by $10 from May 31, 2000 to May 31, 2001. The loan and guarantee certificates are long-term instruments, which may amortize at a rate equivalent to that of the loan or guarantee to which they relate. On a combined basis, subordinated certificates carried a weighted average interest rate of 2.7% compared to a rate of 3.0% for the prior year. Loan and guarantee subordinated certificates may be required to be purchased in conjunction with the receipt of a loan or credit enhancement based on the member’s leverage ratio (total debt and credit enhancements from CFC divided by total equity investments in CFC). Members that have a leverage ratio with CFC in excess of a level in the policy are required to purchase additional subordinated certificates as a condition to receiving a loan or credit enhancement. At present, the majority of CFC’s members maintain a CFC leverage ratio below the level requiring the purchase of additional certificates. The issuance of non-interest bearing loan subordinated certificates is expected to exceed the issuance of 5% membership subordinated certificates and variable rate guarantee certificates. Therefore, management expects the average interest rate paid on all certificates to decline over time. CFC paid a total of $41 in interest to holders of subordinated certificates during fiscal year 2001 compared to a total of $40 for the prior year.

Patronage Capital
Under current policy, CFC returns 70% of the allocated net margin in the next fiscal year, with the remaining 30% to be held and then retired at a future date (currently 15 years), as permitted by CFC’s contractual obligations and to the extent that the board of directors in its discretion determines from time to time that the financial condition of CFC will not be impaired as a result. During the next eight years, CFC will retire the unretired allocations representing net margin for fiscal years 1991 to 1993, all of which had been allocated under a previous retirement policy. The unretired allocations do not earn interest and are junior to all debt instruments, including subordinated certificates. At May 31, 2001, CFC had $394 in retained equity, which included $2 of membership fees, $1 education fund, $29 of members’ capital reserve and $362 of unretired allocations to members, compared to a total of $341 for the prior year.

Off-Balance Sheet
Unadvanced Commitments
Off-balance sheet, CFC experienced an increase of $128 in gross unadvanced loan commitments to a total of $13,827 at May 31, 2001. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most such commitments. Approximately 41% of the outstanding commitments at May 31, 2001 were for short-term or line of credit loans. Approximately 35% of the unadvanced commitments were approved under the power vision program and will expire if not advanced within 60 months of approval. The power vision program began in fiscal year 1998. Under the power vision program, CFC pre-approved loans to certain of its members provided that they maintain an established level of equity. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material adverse change in their financial condition since the loan was approved.

Guarantees
In addition to its loans, CFC provided a total of $2,132 of guarantees for its members at May 31, 2001, an increase of $187 over the prior year. The increase was due to increases in the amount of other guarantees and letters of credit outstanding. Other guarantees are primarily commercial paper issued by National Cooperative Service Corporation (“NCSC”). Letters of credit are back up liquidity agreements required by third parties in certain transactions with CFC’s members.

Ratios and Credit Agreements
Leverage Ratio
CFC’s leverage ratio decreased during the year from 8.10 at May 31, 2000 to 7.69 at May 31, 2001. The ratio is calculated by dividing debt and guarantees outstanding, excluding quarterly income capital securities and all debt used to fund loans guaranteed by the RUS, by the total of quarterly income capital securities, members’ subordinated certificates and members’ equity. The decrease in the leverage ratio was primarily due to increases in members’ equity, members’ subordinated certificates and quarterly income capital securities.

Debt to Adjusted Equity Ratio
CFC’s debt to adjusted equity ratio decreased from 6.46 at May 31, 2000 to 6.05 at May 31, 2001. The ratio is calculated by dividing debt outstanding, excluding quarterly income capital securities and debt used to fund loans guaranteed by the RUS, by the total of members’ subordinated certificates, members’ equity, the loan loss allowance and quarterly income capital securities. The decrease to the debt to adjusted equity ratio was primarily due to increases in members’ equity, members’ subordinated certificates, quarterly income capital securities and the loan loss allowance.

CFC’s leverage and debt to adjusted equity ratios both decreased during fiscal year 2001 after a number of years of increases. During fiscal year 2001, CFC increased the amount of subordinated certificates required to be purchased as a condition to receiving a loan, created a members’ equity reserve and also increased pricing slightly. These measures resulted in an increase of $294 or 17% to members’ equity and subordinated certificates. The increase to members’ equity and subordinated certificates along with the issuance of $150 of quarterly income capital securities resulted in a decrease to the leverage and debt to adjusted equity ratios. Loan growth for fiscal year 2002 is projected to be about one-third of the amount experienced in fiscal year 2001. The expected slower growth in loans outstanding along with the increased retention of members’ equity and subordinated certificates should allow CFC to continue to reduce both of these ratios in fiscal year 2002.

Revolving Credit Agreements
CFC has three revolving credit agreements totaling $4,562 which are used principally to provide liquidity support for CFC’s outstanding commercial paper, commercial paper issued by NCSC and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser. These agreements, entered into on August 8, 2001, replaced the agreements entered into in November 1996 and August 2000 which have terminated.

Under the three-year agreement, CFC may borrow $1,028 until August 8, 2004. Under a 364-day agreement, CFC may borrow $3,084. These credit agreements were entered into with a syndicate of 23 banks with J.P. Morgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, The Chase Manhattan Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and Bank One, N.A., ABN Amro Bank N.V. and The Bank of Nova Scotia as Documentation Agents. In addition, CFC entered into a second 364-day agreement for $450 with a syndicate of eight banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent. Both of the 364-day agreements have a revolving credit period that terminates on August 7, 2002 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period.

In connection with the three-year facility, CFC will pay a per annum facility fee of 0.1 of 1% based on the pricing schedule. The facility fee and the applicable margin for the three-year facility are based on CFC’s senior unsecured credit ratings per a pricing schedule in the credit agreement. The facility fee for both of the 364-day facilities is .085 of 1%. Up front fees between .050 to .080 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate $3. Each agreement contains a provision under which if borrowings exceed 50% of total commitments and the senior unsecured debt ratings decline below AA- or Aa3, a utilization fee of .125 of 1% must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members’ equity, members’ subordinated certificates and quarterly income capital securities. Senior debt includes guarantees; however, it excludes:
•	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor’s Corporation or Baa1 by Moody’s Investors Service;
•	indebtedness incurred to fund RUS guaranteed loans; and
•	the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor’s Corporation or a financial strength rating of Aaa by Moody’s Investors Service.

Based on the ability to borrow under the facilities, CFC classifies a portion of its notes payable outstanding as long-term debt. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the 364-day facilities, subject to the conditions therein. At May 31, 2001, CFC was in compliance with all conditions to borrowing under the agreements.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC’s net margin is subject to fluctuation as interest rates change. Management has established a 1.10 Times Interest Earned Ratio (“TIER”) as its minimum operating objective. CFC earned TIERs of 1.12, 1.13 and 1.12 for the years ended May 31, 2001, 2000 and 1999. TIER is a measure of CFC’s ability to cover the interest expense on funding.

Fiscal Year 2001 versus 2000 Results
Net margin for the year ended May 31, 2001 was $133, an increase of $18 or 15% over the $115 earned the prior year.

Operating Income
Operating income for the year ended May 31, 2001 was $1,388, an increase of $367 or 36% over the prior year. Operating income increased due to increases in average loan volume and the average interest rate on the loan portfolio. Average loan volume increased by $3,731 to an average loan balance of $18,867 at May 31, 2001. The average interest rate on the portfolio for the year ended May 31, 2001 was 7.36%, an increase of 0.61% from the 6.75% for the prior year. The large increase to average loan volume was a result of two large telecommunications transactions that were closed and advanced in the first quarter of fiscal year 2001. The increase to the average interest rate earned on the portfolio was a result of the increases to interest rates during the last half of fiscal year 2000 and a slight increase to rates over the first seven months of fiscal year 2001 before decreasing during the last five months. CFC’s variable interest rates did not fall as quickly or to the same degree as the short-term rates in the capital markets during the last five months of fiscal year 2001. This was partly due to the fact that loan growth had slowed after the first half of the year and that the majority of the short-term funds in the portfolio in January 2001 had remaining maturity periods of greater than 30 days. CFC did not require significant additional short-term funding and was not required to roll over significant amounts of its short-term portfolio until after the federal funds rate had been reduced several times. As a result, CFC’s short-term cost of funds, the base for variable interest rates, did not decrease as rapidly as short-term rates in the capital markets which resulted in a lag for reductions to CFC’s variable interest rates.

Cost of Funds
The total cost of funding for the year ended May 31, 2001 was $1,117, an increase of $257 or 30% over the prior year. The cost of funding increased due to increases in average loan volume outstanding and the average interest rate on funds outstanding. The average interest rate on funding for the year ended May 31, 2001 was 5.92%, an increase from 5.68% for the prior year. During the last five months of fiscal year 2001 when rates in the capital markets were decreasing rapidly, CFC’s variable interest rates were decreasing at a much slower pace for the reason listed above in the previous paragraph.

Gross Margin
The gross margin earned on loans for fiscal year 2001 was $271, an increase of $110 or 68% over the prior year. The gross margin of $271 represents 1.44% of average loan volume for the year, an increase from the 1.07% from the prior year. During the last five months of fiscal year 2001 when rates in the capital markets were decreasing rapidly, CFC’s variable interest rates were decreasing at a much slower pace for the reason listed above. Thus, the gross margin as a percentage of average loan volume increased over the prior year. In addition, the two large telecommunications loans that were advanced in the first quarter of fiscal year 2001 had interest rates with a larger gross margin built in.

Expenses
General and administrative expenses for fiscal year 2001 totaled $32, an increase of $5 or 19% from the prior year. The general and administrative expenses for fiscal year 2001 represented 0.17% of average loan volume, a decrease of 0.01% from the prior year. The general expenses increased in terms of dollars as a result of the establishment and testing of a comprehensive disaster recovery and business resumption plan, the establishment of a long-term incentive pay plan for all employees and increased staff due to large increases in loan volume over the past three years. The decrease in expenses as a percentage of average loan volume was due to the significant increase in loan volume experienced in fiscal year 2001 and the fact that a large portion of that loan volume was advanced in the first quarter and outstanding for the remainder of the year. The trend of expenses decreasing as a percentage of average loan volume may not continue in the future, as loan growth is expected to be significantly less over the next few years than over the previous three years.

Provision for Loan Losses
A total provision of $105 was added to the loan loss reserve during the year ended May 31, 2001. The $105 provision is an increase of $88 or 505% over the amount added in the prior year. The provision to the reserve for fiscal year 2001 represented 0.56% of average loan volume, an increase from 0.11% for the prior year. CFC had increased the provision to the loan loss reserve during the third quarter as a result of the restructuring of loans to CoServ. CFC established a specific reserve equal to the calculated impairment based on the future cashflows related to the restructuring of loans to its largest borrower. Due to loan growth of approximately $9 billion over the past three fiscal years the coverage provided by the loan loss reserve had been steadily declining. In the fourth quarter, CFC increased the provision to the loss reserve to increase the coverage percentages.

Extraordinary Items
During the year ended May 31, 2001, CFC incurred an extraordinary loss of $0.3 related to the premium for the early redemption of collateral trust bonds.

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

Cost of Funds
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

Gross Margin
The gross margin earned on loans for fiscal year 2000 was $161, an increase of $33 or 26% over the prior year. The gross margin of $161 represents 1.07% of average loan volume for the year, an increase from the 1.05% from the prior year.

Expenses
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

Provision for Loan Losses
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

Extraordinary Items
During the year ended May 31, 2000, CFC incurred an extraordinary loss of $1 related to the premium for the early redemption of collateral trust bonds. The following is a summary of CFC’s operating results as a percentage of average loans outstanding for the fiscal years ended May 31, 2001, 2000 and 1999.

	2001	2000	1999

Operating income	7.36%	6.75%	6.52%

Less: cost of funds	5.92%	5.68%	5.47%

Gross margin	1.44%	1.07%	1.05%

General and administrative expenses	0.17%	0.18%	0.23%

Provision for loan losses	0.56%	0.11%	0.20%

Total expenses	0.73%	0.29%	0.43%

Operating margin	0.71%	0.78%	0.62%

Extraordinary (loss)	(0.01%)	(0.01)%	—

Net margin	0.70%	0.77%	0.62%

TIER	1.12	1.13	1.12

Loan and Guarantee Portfolio Assessment

Portfolio Diversity
CFC provides credit products (loans, financial guarantees and letters of credit) to their qualified members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication associations and associate organizations.

The following chart summarizes loans and guarantees outstanding by member class at May 31, 2001, 2000 and 1999.

	Loans and Guarantees by Member Class

	2001		2000		1999

Electric systems:

Distribution	$11,602	53%	$10,487	56%	$8,749	56%

Power supply	3,865	18%	3,907	21%	3,606	23%

Associate & service members	1,024	5%	582	3%	532	4%

Subtotal electric systems	16,491	76%	14,976	80%	12,887	83%

Telecommunication systems	5,325	24%	3,700	20%	2,710	17%

Total	$21,816	100%	$18,676	100%	$15,597	100%

CFC’s members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands. At May 31, 2001, 2000 and 1999, no state or territory had over 19%, 15% and 13%, respectively, of total loans and guarantees outstanding.

Credit Concentration
In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At May 31, 2001, the total exposure outstanding to any one borrower did not exceed 4.3% of total loans and guarantees outstanding. At May 31, 2001, CFC had $5,128 in loans outstanding and $562 in guarantees outstanding to or for its largest 10 borrowers compared to

$3,464 in loans and $495 in guarantees for the prior year. The amounts outstanding to the largest 10 borrowers at May 31, 2001 represented 26% of total loans outstanding and 26% of total guarantees outstanding compared to 21% of total loans outstanding and 25% of total guarantees outstanding for the prior year. Total credit exposure to the largest 10 borrowers was $5,690 and $3,959 and represented 26% and 21% of total credit exposure at May 31, 2001 and 2000, respectively. At May 31, 2001, the ten largest borrowers included two distribution systems, two power supply systems, one service organization (which relends funds to its borrowers) and five telecommunications systems, compared to four distribution systems, three power supply systems and three telecommunications systems at May 31, 2000.

Security Provisions
Except when providing lines of credit and intermediate-term loans, CFC typically lends to its members on a secured basis. At May 31, 2001, a total of $2,072 of loans were unsecured representing 11% of total loans. Approximately $72 or 3% of the unsecured loans represent obligations of distribution borrowers for the initial phase(s) of RUS note buyouts. Upon completion of a borrower’s buyout from RUS, CFC receives first lien security on all assets and future revenues. The unsecured loans would represent 10% of total loans if these partial note buyout obligations were excluded. CFC’s long-term loans are typically secured pro-rata with any other secured lenders (primarily RUS), if any, by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. At May 31, 2001, a total of $371 of guarantees were unsecured, representing 17% of total guarantees. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At May 31, 2001, CFC had a total of $2,443 of unsecured loans and guarantees, representing 11% of total loans and guarantees.

Portfolio Quality
The following tables summarize the key composite operating results of CFC’s two main electric system borrower types, distribution and power supply systems, and the telecommunications system borrowers. The information presented below is as of December 31, and is taken from the data contained on pages 17 to 22.

	CFC Distribution Member Borrowers
		Composite Results
	2000	1999	1998	1997	1996

TIER	2.01	2.11	2.35	2.34	2.44

DSC	2.08	2.15	2.32	2.26	2.42

MDSC	1.99	2.03	2.25	2.17	2.30

Equity percentage	40.9%	42.5%	42.6%	42.7%	42.5%

	CFC Power Supply Member Borrowers
		Composite Results
	2000	1999	1998	1997	1996

TIER	1.29	1.24	1.27	1.04	1.21

DSC	1.19	1.23	1.28	1.13	1.20

Equity percentage	13.6%	14.6%	13.8%	12.8%	12.3%

NOTE: The power supply composite results have been presented without the operating results of one system that did not borrow from CFC for 2000, five systems experiencing financial difficulties for 1999 and six systems experiencing financial difficulties for 1998, 1997 and 1996. CFC had credit exposure to three of these systems for years 1996 to 1999 (see Note 10 to the combined financial statements).

	CFC Telecommunications System Borrowers
		Composite Results
	2000	1999	1998	1997

DSC	1.79	2.30	2.14	2.39

Equity percentage	29%	32%	32%	31%

NOTE: The 2000 data included the results of operations for two companies that were in the start-up phase. These two companies reported substantial operating losses. The losses were forecasted at the time the loans were advanced during the first quarter of fiscal year 2001. At May 31, 2001, a total of $1.3 billion was outstanding to these two borrowers, which represented 25% of the total loans to telecommunications systems at that time. The DSC and Equity percentage would be 2.06 and 32%, respectively, if the results of operations for these two borrowers were excluded.

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

As with CFC, to the extent distribution systems can fund their assets with retained members’ equity (i.e., unretired capital credits), overall funding costs for plant and equipment are reduced. Distribution systems can, in turn, pass these savings on to their member/consumers in the form of lower utility rates.

The effectiveness of the all-requirements power contract is dependent on the individual systems’ right and ability (legal as well as economic) to establish rates to cover all costs. The boards of directors of most of CFC’s power supply and distribution members have the authority to establish binding rates for their consumer members subject to state and federal regulations, as applicable. Some states regulate rate-setting and can therefore override the system’s internal rate-setting procedures.

Nonperforming and Restructured Loans
CFC classifies a borrower as nonperforming when any one of the following criteria are met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment on the original terms is not anticipated, or
•	for some other reason, management does not expect the timely repayment of principal or interest.

Once a borrower is classified as nonperforming, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At May 31, 2001, CFC had $1 of loans classified as nonperforming, an increase of $1 from the prior year-end. During fiscal year 2001, the balance of nonperforming loans reached $889 in February 2001 and then declined to $1 at May 31, 2001. Loans to CoServ were first classified as nonperforming in January 2001 and then reclassified to restructured in March 2001 once a restructuring agreement was signed. The $1 of loans classified as nonperforming at May 31, 2001 were to a start-up distribution system that was attempting to purchase the assets of an IOU system.

The balance of restructured loans increased significantly in March 2001 due to the reclassification of loans to CoServ as restructured. At May 31, 2001, loans to CoServ and Deseret are the only loans classified as restructured.

At May 31, 2001, CFC had a total of $1,465 of loans classified as restructured. A total of $551 was outstanding to Deseret under the restructure agreement signed in October 1996. Under this agreement, Deseret is required to make quarterly payments to CFC through 2025. In addition, on an annual basis, CFC receives 80% of the excess cash generated by Deseret during the last calendar year (excess cash is calculated based on a formula in the restructure agreement). To date, Deseret has made all minimum payments as required and CFC has received an average of $17.5 per year as excess cash. CFC is currently accruing interest on the Deseret loan at a rate of 7.00%. A total of $914 was outstanding to CoServ under the restructure agreement signed in March 2001. Under this agreement, CoServ is required to make quarterly payments to CFC through 2036. CFC receives all payments of principal and interest on the amount that CoServ relent to real estate development projects. CFC also receives all proceeds from the sale of assets by CoServ. CFC has been receiving the debt service from the real estate projects on a monthly basis. The first quarterly payment is due on September 30, 2001. There have been no asset sales. As part of the agreement, CFC committed to lend additional amounts to CoServ for the telecommunications business as well as for capital expenditures on the electric system. All loans for capital expenditures on the electric system will be considered performing loans and will have a separate amortization schedule based on the interest rate and maturity date of the loan. CFC is not accruing interest income on the restructured CoServ loans. All payments received are applied against principal.

CFC has classified all restructured loans as impaired. At May 31, 2001, CFC had established a specific reserve of $155 as required under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. Quarterly, CFC evaluates the projected future cashflows to calculate the impairment and to determine the rate at which interest will be accrued, if any. During fiscal year 2001, CFC increased the specific reserve from $85 to $155 to fund the initial impairment on the CoServ loans and due to changes in the calculated impairment for the Deseret and CoServ loans. It is anticipated that the calculated impairment on these loans will be adjusted in the future.

Based on its analysis, CFC believes that it is adequately reserved against loss on its restructured loans to Deseret and CoServ.

NONPERFORMING AND RESTRUCTURED ASSETS

		As of May 31,

	2001	2000	1999

Nonperforming loans	$1	$—	$2

Percent of loans and guarantees outstanding	—	—	0.01%

Restructured loans	$1,465	$572	$576

Percent of loans and guarantees outstanding	6.72%	3.06%	3.70%

Total nonperforming and restructured loans	$1,466	$572	$578

Percent of loans and guarantees outstanding	6.72%	3.06%	3.71%

Allowance for Loan Losses
CFC maintains an allowance for potential loan losses which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC’s borrowers, delinquencies, loan charge-off history, underlying collateral, and economic and industry conditions. At May 31, 2001, the allowance for loan losses totaled $332, a net increase of $104 from the prior year-end. The allowance represented 22.65% of nonperforming and restructured loans and 1.52% of total loans and guarantees outstanding at year-end.

Management believes that the allowance for loan losses is adequate to cover any losses inherent in the portfolio. However, as changes arise in the factors discussed above, additions to the allowance may be necessary.

During fiscal year 2001, CFC recorded net loan charge-offs of $1. Since its inception in 1969, CFC has charged off loan balances in the total amount of $81, net of recoveries.

The following chart presents a summary of the allowance for loan losses at May 31, 2001, 2000 and 1999.

	2001	2000	1999

Beginning balance	$228	$212	$250

Provision for loan losses	105	17	24

Charge-offs	(1)	(1)	(62)

Ending balance	$332	$228	$212

As a percentage of total loans outstanding	1.69%	1.37%	1.55%

As a percentage of total loans and guarantees outstanding	1.52%	1.22%	1.36%

As a percentage of total nonperforming and restructured loans outstanding	22.65%	39.94%	36.69%

CFC made the large increase to the reserve in fiscal year 2001 for two main reasons:
(1)	loans outstanding to its largest borrower, CoServ, were restructured creating an impairment for which a specific reserve was established, and
(2)	loan growth for the year of $3,006 and loan growth of approximately $9 billion over the past three years.

The loan loss reserve as a percentage of total loans and total loans and guarantees had been declining over the past few years. CFC took the opportunity in fiscal year 2001 to reverse that trend. As shown in the above chart, the reserve as a percentage of total loans and total loans and guarantees at May 31, 2001 is greater than it was at May 31, 1999. The decline in the loss reserve as a percentage of total loans and total loans and guarantees began in fiscal year 1999 as a result of a total of $62 in write-offs related to three power supply systems and to significant loan growth in that year. The percentages dropped slightly in fiscal year 2000 as a result of significant loan growth.

Asset/Liability Management

A key element of CFC’s funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margin and retain liquidity.

Match Funding Policy
CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining period maturity of the fixed rate loan portfolio. It is CFC’s policy to manage the match funding of asset and liability repricing terms within a range of 5% of total assets. At May 31, 2001,

CFC had $8,647 in fixed rate assets amortizing or repricing, which were funded by $8,301 in fixed rate liabilities maturing during the next 30 years and $376 in members’ equity that does not have a scheduled maturity. The difference, $30 or 0.15% of total assets, represents the fixed rate liabilities in excess of the fixed rate assets maturing during the next 30 years. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper, collateral trust bonds swapped to a variable rate, medium-term notes issued at a variable rate and bank bid notes. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, quarterly income capital securities, members’ subordinated certificates and members’ equity. With the exception of members’ subordinated certificates, which are generally issued at rates below CFC’s long-term cost of funding and with extended maturities, and commercial paper, CFC’s liabilities have average maturities that closely match the repricing terms of CFC’s fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

CFC makes use of an interest rate analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members’ subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and for the portfolio as a whole. There are no scheduled maturities for the members’ equity, primarily unretired patronage capital allocations. The balance of members’ equity is assumed to remain relatively stable since annual retirements have been approximately equal to the annual allocation of net margin. The non-amortizing members’ subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing members’ subordinated certificates and members’ equity are first used to “fill” any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or equity and certificates is used to calculate a TIER for each year and for the portfolio as a whole. The schedule allows CFC to analyze the impact on the overall TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. The following chart shows the scheduled amortization, and maturity of fixed rate assets and liabilities outstanding at May 31, 2001.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of May 31, 2001

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	Less than	less than 3	less than 5	less than 10	less than 20	Over 20
	1 year	years	years	years	years	years	Total

Assets:

Amortization and repricing	$796	$1,950	$2,225	$1,916	$1,305	$455	$8,647

Total assets	$796	$1,950	$2,225	$1,916	$1,305	$455	$8,647

Liabilities and equity:

Long-term debt	$961	$1,732	$1,867	$1,334	$529	$607	$7,030

Subordinated Certificates	40	88	313	406	340	84	1,271

Members’ equity	—	—	—	176	200	—	376

Total liabilities and equity	$1,001	$1,820	$2,180	$1,916	$1,069	$691	$8,677

Gap*	$205	$(130)	$(45)	$—	$(236)	$236	$30

Cumulative gap	$205	$75	$30	$30	$(206)	$30

Cumulative gap as a % of total assets	1.02%	0.38%	0.15%	0.15%	(1.03)%	0.15%

*	Loan amortization and repricing (over)/under debt maturities

Derivative and Financial Instruments

All of the financial instruments to which CFC was a party at May 31, 2001 were entered into or contracted for purposes other than trading. All of CFC’s financial instruments at May 31, 2001 were interest rate sensitive. The following table provides the significant balances and contract terms related to the financial instruments at May 31, 2001.

			Principal Amortization

	Outstanding							Remaining
Instrument	Balance	Fair Value	2002	2003	2004	2005	2006	Years

Investments	$24	$24	$24	$—	$—	$—	$—	$—

Average rate	4.72%		4.72%	—	—	—	—	—

Long-term fixed rate loans (1)	8,650	7,910	797	828	1,125	1,513	712	3,675

Average rate	7.21%		6.60%	6.91%	7.33%	7.57%	7.67%	6.91%

Long-term variable rate loans (2)	7,606	7,606	474	300	317	370	370	5,775

Average rate (3)	7.25%		—	—	—	—	—	—

Intermediate-term loans (4)	346	345	287	54	4	—	1	—

Average rate	7.23%		7.32%	6.69%	5.37%	—	6.40%	—

Line of credit loans (5)	1,571	1,571	1,571	—	—	—	—	—

Average rate (3)	7.53%		—	—	—	—	—	—

RUS Guaranteed FFB Refinance	45	45	1	1	1	2	2	38

Average rate (3)	6.62%		—	—	—	—	—	—

Nonperforming loans	1	1	1	—	—	—	—	—

Average rate (3)	—		—

Restructured loans (6)	1,465	999	63	126	59	120	65	1,032

Average rate	2.63%		2.05%	3.26%	3.86%	3.65%	3.86%	4.85%

Liabilities and equity:

Notes payable (7)	$10,582	$10,592	$10,582	$—	$—	$—	$—	$—

Average rate	4.43%		4.43%	—	—	—	—	—

Medium-term notes	2,100	2,088	—	1,221	145	14	459	261

Average rate	4.94%		—	4.92%	5.33%	6.66%	6.19%	5.82%

Collateral trust bonds	4,639	4,646	123	1,024	300	499	1,543	1,150

Average rate	6.28%		9.00%	6.62%	5.77%	5.93%	6.02%	6.32%

Quarterly income capital securities	550	549	—	—	—	—	—	550

Average rate	7.62%		—	—	—	—	—	7.62%

Subordinated certificates	1,582	1,582	40	43	45	283	30	1,141

Average rate	2.74%		0.29%	0.74%	0.56%	4.45%	0.24%	2.63%

(1)	The principal amount of fixed rate loans is the total of scheduled principal amortizations and scheduled repricings. Includes $108 of loans guaranteed by RUS.

(2)	Long-term variable rate loans include $29 of loans guaranteed by RUS.

(3)	Variable rates are set the first day of each month.

(4)	There is no scheduled amortization for intermediate-term variable rate loans.

(5)	Line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.

(6)	Amortization based on scheduled repayments. Assumes an accrual rate of 7.00% for Deseret, 0% for CoServ in fiscal year 2002 and 3% for CoServ for fiscal year 2003 through the end of the agreement.

(7)	Notes payable includes commercial paper, bank bid notes and long-term debt due in less than one year.

The following table provides the notional amount, average rate paid, average rate received and maturity dates for the interest rate exchange agreements to which CFC was a party at May 31, 2001.

			Principal Amortization

	Notional
	Principal							Remaining
Instrument	Amount	Fair Value	2002	2003	2004	2005	2006	Years

Interest rate swaps	$9,037	$(25)	$4,038	$1,022	$563	$381	$2,349	$684

Average rate paid (1)	4.81%

Average rate received (1)	4.63%

(1)	Scheduled interest rate exchange agreement maturities include agreements in which CFC pays both fixed and variable rates and receives variable rates.

The following table provides the notional amount in U.S. dollars, average rate paid, average rate received and maturity dates for the currency exchange agreements to which CFC was a party at May 31, 2001.

					Principal Amortization

	Notional Principal	Average	Average Rate							Remaining
Maturity Date	Amount	Rate	Received	Fair Value	2002	2003	2004	2005	2006	Years

February 24, 2006	$390	6.22%	4.13%	$(115)	$—	$—	$—	$—	$390	$—

Market Risk

CFC’s primary market risk exposure is interest rate risk. A secondary risk exposure is liquidity risk. CFC is also exposed to counterparty risk related to the interest rate and currency exchange agreements it has entered.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, quarterly income capital securities, members’ subordinated certificates, members’ equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk related to the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and equity maturing by year (see chart on page 36). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC’s funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 5% or less. At May 31, 2001 and 2000, 0.15% and 0.5%, respectively, of the fixed rate loans were funded with variable rate debt. At May 31, 2001, CFC had $30 of excess fixed rate liabilities and equity compared to fixed rate assets. The interest rate risk is minimal on variable rate loans, since the loans are priced monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, non-interest bearing members’ subordinated certificates and members’ equity to fund variable rate loans. At May 31, 2001 and 2000, 56% and 47%, respectively, of loans carry variable interest rates.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years. These loans are funded by variable rate commercial paper, bank bid notes, collateral trust bonds and medium-term notes, non-interest bearing members’ subordinated certificates and members’ equity. The average maturity of commercial paper and bank bid notes is typically about 30 to 35 days. The collateral trust bonds and medium-term notes are issued for longer periods, but typically much shorter than the maturity of the loans. Loan capital term certificates are issued for the same period as the related loan. Thus, CFC is at risk if it is unable to continually roll over its commercial paper balances or issue other forms of variable rate debt to support its variable rate loans. CFC also faces liquidity risk in the funding of its fixed rate loans. Borrowers may select a fixed interest rate term of one year to the loan maturity. When a loan has an interest rate term of a duration shorter than loan maturity, the borrower may select a new fixed interest rate term of one year to the remaining loan maturity or the long-term variable rate. CFC does not match fund each fixed rate loan, but rather funds its fixed rate loans in aggregate. CFC matches the maturity of the fixed rate funding to the fixed interest rate terms selected, rather than the loan maturity. When the fixed interest rate term expires, CFC obtains new fixed rate funding based on the new interest rate term selected by the borrower. CFC is at risk in the rolling over of its fixed rate funding of a maturity less than the loan maturity. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At May 31, 2001 and 2000, CFC had a total of $7,040 and $5,493, respectively, in revolving credit agreements and bank lines of credit. To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 39). CFC also maintains shelf registrations with the SEC for its collateral trust bonds, medium-term notes and quarterly income capital securities. At May 31, 2001 and 2000, CFC had effective shelf registrations totaling $175 and $175 related to collateral trust bonds, $25 and $2,542 related to medium-term notes and $250 and $100 related to quarterly income capital securities, respectively. Subsequent to year end, on June 13, 2001 CFC registered a total of $2,000 of medium-term notes and on July 10, 2001 CFC registered a total of $2,000 of collateral trust bonds. In addition, on July 17, 2001, CFC issued $700 of medium-term notes and on July 19, 2001 CFC issued $1,300 of collateral trust bonds. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At May 31, 2001 and 2000, CFC had

$149 and $0 of commercial paper, respectively, and $1,010 and $985 of medium-term notes, respectively, outstanding to European investors. CFC has issuance authority totaling $1,000 related to commercial paper and $4,000 related to medium-term notes under these programs. CFC believes that the ability to issue debt in both domestic and foreign markets helps CFC to maintain access to capital in the event of disruptions in either the domestic or foreign markets. In addition, CFC believes that its policy of setting interest rates at the time a fixed rate loan is advanced and the ability to reset all variable rates at least monthly protects it from erosion of its net margin in the event that CFC is unable to access the market efficiently or if rates in the market increase sharply.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements. To mitigate this risk, CFC only enters into interest rate exchange agreements with highly rated counterparties. At May 31, 2001 and 2000, CFC was a party to $9,037 and $4,817, respectively, of interest rate exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under the interest rate exchange agreement. At May 31, 2001, CFC’s interest rate exchange agreement counterparties had credit ratings ranging from A to AAA as assigned by Standard & Poor’s Corporation.

Foreign Currency Risk
CFC may issue European commercial paper, medium-term notes or bonds denominated in foreign currencies. For any such obligation issued, CFC expects to enter into a foreign currency exchange agreement with a highly rated counterparty. The cost of the currency exchange agreement would be factored into the interest rate CFC pays on the obligation and included in CFC’s total cost of funds. At May 31, 2001, CFC had a total of $390 of medium-term notes, denominated in Euros, for which currency exchange agreements are in place obligating CFC to pay interest and principal in U.S. dollars.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into foreign currency exchange agreements. To mitigate this risk, CFC only enters into foreign currency exchange agreements with highly rated counterparties. At May 31, 2001, CFC was a party to $390 of foreign currency exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under the foreign currency exchange agreements. At May 31, 2001, CFC’s foreign currency counter parties had credit ratings ranging from AA to AA+ as assigned by Standard & Poor’s Corporation.

Credit Ratings
CFC’s long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Investors Service. The following table presents CFC’s credit ratings at May 31, 2001.

	Moody's Investors Service	Standard & Poor's	Fitch Investors
	Service	Corporation	Service

Direct

Collateral trust bonds	Aa3	AA-	AA

Domestic and European medium-term notes	A1	A+	AA-

Quarterly income capital securities	A2	A-	A+

Domestic and European commercial paper	P-1	A-1+	F-1+

Guarantees

Leveraged lease debt	A1	A+	AA-

Pooled bonds	Aa3	A+	AA-

Other bonds	A1	A+	AA-

Short-term	P-1	A-1+	F-1+

The ratings listed above have the meaning as defined by each of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating organizations.

As a result of the level of increased exposure to CoServ and telecommunications systems, as well as the general negative outlook for electric utilities related to the problems experienced in California, all three of the rating agencies had CFC’s ratings on negative outlook at May 31, 2001.

Member Investments
At May 31, 2001 and 2000, CFC’s members provided 15.6% and 16.6% of total capitalization as follows:

MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

	2001	% of Total	2000	% of Total

Commercial paper	$845	14%	$841	13%

Medium-term notes	279	4%	294	6%

Members’ subordinated certificates	1,582	100%	1,340	100%

Members’ equity	394	100%	341	100%

Total	$3,100		$2,816

Percentage of total capitalization	15.6%		16.6%

The total amount of member investments increased by $283 at May 31, 2001, compared to May 31, 2000. The volume of growth experienced by CFC over the last few years has resulted in member required equity purchases and member excess cash available for investment in CFC medium-term notes and commercial paper not being sufficient to maintain the percentage of member investment as compared to total investment. Total capitalization at May 31, 2001 was $19,847, an increase of $2,918 over the total capitalization of $16,929 at May 31, 2000. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 17.0% and 17.8% at May 31, 2001 and 2000, respectively.

Historical Results

The following chart provides CFC’s key operating results over the last five years.

SELECTED KEY FINANCIAL DATA

As of May 31:	2001	2000	1999	1998	1997

Net loans	$19,352	$16,450	$13,491	$10,329	$8,678

Total liabilities	$18,023	$15,402	$12,390	$9,174	$7,573

Total members’ subordinated certificates and equity	$1,976	$1,682	$1,535	$1,508	$1,484

Guarantees	$2,132	$1,998	$1,893	$2,080	$2,132

Leverage ratio (1)	7.69	8.10	7.11	6.39	5.87

Debt to equity (2)	6.05	6.46	5.52	4.51	3.97

Gross margin	$271	$161	$128	$99	$91

Net margin	$133	$115	$76	$62	$55

TIER (3)	1.12	1.13	1.12	1.12	1.12

(1)	The leverage ratio is calculated by dividing debt and guarantees outstanding, excluding quarterly income capital securities and debt used to fund loans guaranteed by RUS, by the total of members’ subordinated certificates, members’ equity and quarterly income capital securities.

(2)	The debt to adjusted equity ratio is calculated by dividing debt outstanding, excluding quarterly income capital securities and debt used to fund loans guaranteed by RUS, by the total of members’ subordinated certificates, members’ equity, the loan loss allowance and quarterly income capital securities.

(3)	The TIER is calculated by dividing net margin before extraordinary items plus the cost of funds by the cost of funds.

Financial and Industry Outlook

During the past three years CFC experienced loan growth of $9,105 or 86%. It is not anticipated that loan growth will continue at this pace over the next few years. The amount of insured loans and loan guarantees authorized by RUS has increased significantly over the past few years. For the year beginning October 1, 2001 RUS has authority for insured loans of $1.4 billion and $2.7 billion of authority for loan guarantees. Loans from the FFB with an RUS guarantee represent the lowest cost option for rural electric utilities. CFC anticipates that the majority of its electric loan growth will come from the approximately 217 borrowers that have fully prepaid their RUS loans and cannot borrow from RUS for the next ten years and from borrowers that can not wait the 12 to 24 months it may take for RUS to process their loan application and fund the loan. CFC anticipates that telephone loan growth will moderate due to the slower pace of both infrastructure capital requirements and financing for access line acquisition.

CFC made policy changes in fiscal year 2000 that were intended to increase the amount of equity retained. During fiscal year 2000 the balance of members’ equity and subordinated certificates increased by $147. During fiscal year 2001 the balance of members’ equity and subordinated certificates increased by $294, almost double the increase of the prior year. During fiscal year 2001, CFC generated a significant amount of net margin in excess of a 1.12 TIER, which was used primarily to increase the provision to the loan loss reserve. The gross margin spread earned on loans in fiscal year 2001 was 1.44% compared to 1.07% for the prior year. To the extent that CFC is able to maintain the same gross margin spread during fiscal year 2002, net margin earned in excess of a 1.12 TIER should be at about the same level as in fiscal year 2001. The net margin earned in excess of a 1.12 TIER is available for CFC to increase the provision to the loan loss reserve, if required, or to be allocated to the members’ capital reserve.

During fiscal year 2001, CFC reversed the trend of increasing leverage and debt to adjusted equity ratios. The leverage ratio decreased from 8.10 in fiscal year 2000 to 7.69 for fiscal year 2001. The debt to adjusted equity ratio decreased from 6.46 in fiscal year 2000 to 6.05 for fiscal year 2001. The decrease was a result of the increased retention of members’ equity and subordinated certificates, increase to the balance of the loan loss reserve and the sale of $150 of quarterly income capital securities, which CFC counts as equity in the computation of its ratios. CFC expects these ratios to continue to decline during fiscal year 2002 as a result of the slower loan growth, increased retention of members’ equity and subordinated certificates and increases to the loan loss reserve. CFC’s board of directors is scheduled to vote on the retirement of approximately $99 of patronage capital to members in September 2001. CFC anticipates that as a result of the retirement of patronage capital in the second quarter of fiscal year 2002, that the leverage and debt to adjusted equity ratios will continue to decrease in the first quarter, hold stable or increase slightly during the second quarter then continue to decline during the third and fourth quarter.

The problems faced in California may cause states to take a more cautious approach to electric deregulation. At May 31, 2001, there were 14 states operating under customer choice laws. CFC had a total of 84 electric members (64 distribution, 5 power supply and 15 associate) and $1,043 of loans to electric systems in these states. In California, where CFC has 4 electric members and $8 of loans, electric cooperatives were not required to offer customer choice and all of CFC’s members in the state elected not to participate. In New York, where CFC has 5 electric members and $8 of loans, cooperatives are not required to file competition plans with the state utility commission. CFC still believes that the distribution systems, which comprise the majority of CFC’s membership and loan exposure, will not be materially impacted by a move to customer choice. The distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore the distribution systems will still be charging a fee or access tariff for the service of delivering power regardless of who supplies the power. The impact on power supply systems can not be determined until final rules have been approved in each state with regard to stranded cost recovery.

In April 2001, Standard & Poor’s Corporation downgraded CFC’s long-term secured and unsecured debt ratings by one tick and placed CFC’s long-term ratings on negative outlook. Moody’s Investors Service and Fitch Investors Service had also placed CFC’s long-term ratings on negative outlook. CFC will meet with each of the agencies to provide them with an annual update on its financial performance in September 2001. CFC expects that the actions it has taken to reduce the level of commercial paper outstanding, increase equity retention, manage the debt to adjusted equity and leverage ratios and increase the coverage provided by the loan loss reserve combined with the positive performance of its loan portfolio, in particular the telecommunications segment, will be viewed as moving in a positive direction by the agencies.

On June 1, 2001, CFC implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequent to the end of the fiscal year, on June 1, 2001, CFC recognized a total of $157 of liabilities on its balance sheet to reflect the fair value of the derivatives at May 31, 2001. CF C also recognized an increase of $25 to its net margin and a decrease of $182 to other comprehensive income. As a result of the above entries, CFC’s total members’ equity was reduced by $157. CFC enters into interest rate exchange agreements and currency exchange agreements as part of its asset liability management strategy. As interest rates and currency exchange rates in the capital markets increase or decrease, the fair value of these derivative instruments will change. As a result of implementing SFAS No. 133 CFC anticipates increased volatility in reported net margin, other comprehensive income and the balance of members’ equity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion on pages 38 and 39.

Item 8. Financial Statements and Supplementary Data.

The combined financial statements, auditors’ report and combined quarterly financial results are included on pages 52 through 79 (see Note 13 to combined financial statements for a summary of the quarterly results of CFC’s operations).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors

		Director	Date present
Name	Age	Since	term expires

R.B. Sloan, Jr. (President of CFC)	49	1996	2002

Wade R. Hensel (Vice-President of CFC)	49	1997	2003

Brian D. Schlagel (Secretary-Treasurer of CFC)	51	1998	2004

Darlene H. Carpenter	55	2001	2004

Cletus Carter	60	2001	2004

Robert A. Caudle	56	1999	2002

James P. Duncan	55	2000	2003

Glenn English	60	1994	2001

Alden J. Flakoll	67	1996	2002

James A. Hudelson	56	1999	2002

Fred A. Lackey	65	2001	2003

Stephen R. Louder	49	1998	2001

Eugene Meier	72	1997	2003

Robert J. Occhi	54	1996	2002

Clifton M. Pigott	57	1997	2003

Timothy Reeves	53	1998	2001

Thomas W. Stevenson	59	1997	2003

Robert Stroup	56	1996	2002

Robert C. Wade	67	1997	2003

Bobby W. Williams	64	2001	2004

Eric P. Yould	56	2001	2004

(b) Executive Officers

			Held present
Title	Name	Age	office since

President and Director	R.B. Sloan, Jr	49	2001

Vice President and Director	Wade R. Hensel	49	2001

Secretary-Treasurer and Director	Brian D. Schlagel	51	2001

Governor and Chief Executive Officer	Sheldon C. Petersen	48	1995

Senior Vice President of Member Services and General Counsel	John J. List	54	1997

Senior Vice President and Chief Financial Officer	Steven L. Lilly	51	1994

Senior Vice President of Operations	John T. Evans	51	1997

Senior Vice President of Corporate Relations	Richard E. Larochelle	48	1998

Senior Vice President of RTFC	Lawrence Zawalick	43	2000

The President, Vice President and Secretary-Treasurer are elected annually by the board of directors at its first meeting following CFC’s annual membership meeting, each to serve a term of one year; the Governor serves at the pleasure of the board of directors; and the other Executive Officers serve at the pleasure of the Governor.

(c) Identification of Certain Significant Employees.

     Inapplicable.

(d) Family Relationships.

No family relationship exists between any director or executive officer and any other director or executive officer of the registrant.

(e) (1) and (2) Business Experience and Directorships.

In accordance with Article IV of CFC’s Bylaws, each candidate for election to the board of directors must be a trustee, director or manager of a member of CFC.

Mr. Sloan has been Chief Executive Officer of Energy United, a consolidated corporation since 1998, and one of its predecessor cooperatives, Crescent Membership Corporation, since 1989. He has been a member of the boards of North Carolina Electric Membership Corporation, North Carolina Association of Electric Cooperatives, and Tarheel Electric Membership Association since 1989. He was Chairman of the North Carolina Rural Electrification Authority from 1987 to 1993. He is also the past Chairman of the National Association of Counties’ Rural Development Committee, past Chairman of the Greater Statesville Chamber of Commerce and the past Chairman of the Iredell County Board of Commissioners.

Mr. Hensel has been General Manager of BENCO Electric Cooperative, Mankato, MN, since 1981. He is a former Chairman of Minnesota Rural Electric Manager’s Association and a former Chairman of the Cooperative Power Manager’s Association. He has been a member of the management committee of Cooperative Television Association of Southern Minnesota since 1993, a partner in North Mankato/BENCO Electric Cooperative since 1991, a director of Mankato Rehabilitation Center since 1995, and a director and former Chairman of Valley Industrial Development Corporation. He is a former chairman and former director of the Chamber of Commerce, a former president of the Jaycees, a former treasurer and board member of the Independent School District #77, and former director of Immanuel-St. Joseph’s Hospital.

Mr. Schlagel has been a director of Morgan County REA, Fort Morgan, CO, since 1990, serving as president from 1997-2001. He has owned and operated Schlagel Farms, an irrigated agriculture enterprise, since 1971. Mr. Schlagel is also a Director of the Colorado Rural Electric Association, serves on the Facilities Committee at Tri-State Generation and Transmission Association, Inc., is Vice President of Roggen Farmer’s Elevator Association and a Fellow of the Colorado Agriculture Leadership Program. He also served as President of Strasburg School District 31-J and Vice President of the Southeast Wild Fire Protection District.

Ms. Carpenter was chairman of Rappahannock Electric Cooperative from 1997 to 2000. At present, she still holds positions on the By-Laws, Human Resources, and Annual Meeting Committees at Rappahannock. She is a member of the VA, MD, DE Association of Electric Cooperatives, and has served on the Safety Committee since 1997. Ms. Carpenter has been Vice President of Wachovia Bank NA in Culpeper, Virginia since 1981. She has been a director of the Culpeper County Chamber of Commerce since 1998 and a member of the CulpeperFest Committee and Small Business Committee. Ms. Carpenter is also a member of the Business & Professional Women’s Organization. She was president and committee chairman of the Virginia Bankers Association, Young Bankers Section, from 1980 to 1982, and a former member of the Virginia State Education Assistance Authority Lender Advisory Committee. She was also a former member of various community service organizations including March of Dimes, American Heart Association, Piedmont United Way, and 4-H Club.

Mr. Carter has served as the president of Tri-County Electric Cooperative since May 2000. Mr. Carter has also been director of Oklahoma Association of Electric Cooperatives since 1992. He has been a director of the Oklahoma Panhandle State University Foundation since 1998, and has also been president of Oklahoma REAL Enterprises since 1992. He is a member of the Oklahoma Cattlemen’s Association and the Oklahoma Farmers Union. Mr. Carter is co-owner of High Plains Seed Company and Triple C Cattle Company in Forgan, OK, and has been President and CEO of Carter Enterprises since 1990.

Mr. Caudle is a Trustee for the Lea County Electric Cooperative in Lovington, NM. He has been active in the domestic oil and gas industry as a partner in two independent companies, CB Partners of Midland, TX, since 1992 and M & W of Lovington, NM since 1993. Since 1990, Mr. Caudle has also owned a consulting business in Lovington, NM named after him, that specializes in utility title and regulatory issues.

Mr. Duncan is the CEO and General Manager of Sumter Electric Cooperative, Inc since 1990. In addition, Mr. Duncan has been a director of Seminole Electric Cooperative since 1990, and also serves as its Chairman of Finance Committee and Vice Chairman of the Rate Committee since 1998. He has been serving as President of Florida Electric Cooperatives Association since January 2001, and also as Vice President of Sumter County Economic Development Council since January 2000. He serves as Deputy Campaign Chairperson of the United Way of Lake and Sumter Counties and is active in numerous other community organizations.

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

Mr. Lackey has served on the National Rural Electric Cooperative Association (NRECA) Board since 1991. He has been the General Manager of Continental Divide Electric Cooperative, Inc. since 1975. Mr. Lackey is also a board member of the Greater Grants Economic Development Foundation, and Crimestoppers.

Mr. Louder has been President and General Manager of Deaf Smith Electric Cooperative, Hereford, TX, since 1992. He is a director and currently serves as Secretary/Treasurer at Golden Spread Electric Cooperative and a former member and Chairman of the Texas Electric Cooperative Member Services Committee. He is a registered professional engineer in the state of Texas and a member of the Community Christian School Board of Trustees. He is also active in local economic development and the 4-H Club.

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

Mr. Occhi has been Executive Vice President and General Manager of Coast Electric Power Association, Bay St. Louis, MS, since 1986. He has been a Director of the South Mississippi Electric Power Association since 1986 and past President of the Electric Power Associations of Mississippi. He is also President of the Mississippi Council of Farmer Cooperatives and of the Greater Biloxi Economic Development Foundation, and a past Director of the Mississippi Economic Council.

Mr. Pigott has been the Executive Vice President and General Manager of Beauregard Electric Cooperative, DeRidder, LA, since 1988. He has been President of the Association of Louisiana Electric Cooperatives from 1994 to 1999, a director of Cajun Electric Power Cooperative from 1992 to 1999, and a member of Louisiana Electric Distribution Cooperative Managers Association since 1988. He has been a director of the Louisiana Resource Recovery and Development Authority from 1990 to 1998. Mr. Pigott is currently Director of the Rotary Club, and is a member of the Chamber of Commerce, the Beauregard Par ish Cattlemen’s Association, the Allen Parish Rice Growers Association, and the Human Resources Management Association.

Mr. Reeves has been President and General Manager of Southern Illinois Power Cooperative, Marion, IL, since 1993. He was Executive Vice President and General Manager of Southern Illinois Electric Cooperative from 1981 to 1990, and Assistant to the Manager of Egyptian Electric Cooperative Association from 1974 to 1980. He is the Chairman of Illinois ACRE and a member of Illinois Managers Association and the G&T Managers Association. He also served as President of the Union County Hospital Board and the Southern Most Illinois Tourism Board, and is a member of the Board of Managers of ACES Power Marketing.

Mr. Stevenson has been President and Chief Executive Officer of Wolverine Power Supply Cooperative, Inc., Cadillac, MI, since 1995. He was the General Manager and Chief Executive Officer of Ketchikan Public Utilities, Ketchikan, AK from 1989 to 1995. He has been a Director of Michigan Association of Rural Electric Cooperatives since 1995. He is a member of

NRECA’s Power and Generation Committee and G & T Managers Association. Mr. Stevenson served as mayor pro tem and city council member of Longmont, CO, from 1978 to 1981. He served as a board member of Denver Regional Council of Governments, and as a board member and executive committee member of Ketchikan Chamber of Commerce. He is a member of the American Institute of Certified Public Accountants, the Colorado Society of CPAs, Rotary International (Paul Harris Fellow), and the American Legion.

Mr. Stroup has owned a construction and design company since 1964. He has been a Director of Hoosier Energy REC since 1992. He is also a member of the Marietta Volunteer Fire Department and the Shelby County Chamber of Commerce.

Mr. Wade serves as Chairman of Nolin Rural Electric Cooperative Corporation, Elizabethtown, KY, and has been engaged in grain farming since 1960. He is the Director of Kentucky Association of Electric Cooperatives, of which he was Chairman from 1980 to 1982. He is Vice Chairman of Kentucky Electric Cooperatives’ Political Action Committee, SURE—Speak Up for Rural Electrification. He is a member of KAEC Management and Employees Committee, and served on CFC’s Committee on Objectives and Planning. Mr. Wade is a member of PNC Bank Advisory Board, board member and past President of North Central Kentucky Education Foundation, Director of Hardin County Community Foundation, a member of University of Kentucky Community College Futures Commission, past Chairman of Hardin County Planning and Development Commission and Hardin County Extension Council.

Mr. Williams has been a director of Georgia Electric Membership Cooperative and South Eastern Electrification Council since 1986. He was a director of Button Gwinett National Bank from to 1984 to 1998. He is currently retired. His former occupations include being a supervisor at Time DC Freight Lines from 1958 to 1968, and he was also the owner and chairman of the board of a residential and commercial construction and development company from 1968 to 1997.

Mr. Yould has been the general manager of Alaska 220 Communications, L.L.C. since 1999 and executive vice president of the ARECA Insurance Exchange since 1997. He has been a member of the Anchorage Chamber of Commerce since 1992, Alaska State Chamber of Commerce since 1992, and the Anchorage Convention and Visitors Bureau since 1993. Mr. Yould serves on the board of the Resources Development Council of Alaska, and Alaska Friends of Kennicott. He is a private airplane pilot. Prior to his working for ARECA, Mr. Yould held various positions including Captain in the U.S. Air Force from 1970 to 1974, vice president with Calista Corporation from 1984 to 1985, vice president with Harza Engineering from 1985 to 1989, Rocky Mountain regional manager with Ebasco Engineering from 1989 to 1995 , president and CEO of EMCON Alaska, Inc. from 1996 to 1997, and executive director of the Alaska Power Authority from 1978 to 1983.

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

Mr. Zawalick joined CFC in 1980. Throughout the years, Mr. Zawalick has held various positions. In April 1995, he was appointed Vice President of Business Development for CFC and Administrative Coordinator of RTFC. In February 2000, Mr. Zawalick was named CFC’s Senior Vice President of RTFC.

(f) Involvement in Certain Legal Proceedings.

      None to the knowledge of CFC.

(g) Promoters and Control Persons.

      Inapplicable.

Item 11. Executive Compensation.

The summary compensation table below sets forth the aggregate remuneration for services in all capacities to CFC, on an accrual basis, for the three years ended May 31, 2001, 2000 and 1999, to the named executive officers. The named executive officers include the CEO and the four next most highly compensated executive officers serving at May 31, 2001, with salary and bonus for fiscal year 2001 in excess of $100,000.

Summary Compensation Table

	Annual Compensation
				All Other
	Year	Salary	Bonus	Compensation (1)

Sheldon C. Petersen	2001	$400,000	$97,422	$28,148

Governor and Chief Executive Officer	2000	363,750	83,789	5,823
	1999	358,750	77,656	19,208

John J. List	2001	219,000	49,617	15,366

Senior Vice President of Member	2000	207,667	44,945	7,704

Services and General Counsel	1999	198,667	43,750	3,474

Steven L. Lilly	2001	247,800	56,142	19,442

Senior Vice President and Chief	2000	229,417	49,650	8,703

Financial Officer	1999	218,167	48,344	8,665

John T. Evans	2001	224,400	50,841	11,536

Senior Vice President of Operations	2000	212,833	46,062	24,241

	1999	202,500	44,844	16,312

Lawrence Zawalick	2001	188,500	42,707	17,545

Senior Vice President of RTFC

(1)	Amounts for fiscal years 2001, 2000 and 1999 include $24,423, $1,773 and $13,166 related to leave accruals and $3,725, $4,050, and $6,042 related to CFC contributions to a savings plan for Mr. Petersen; $11,898, $4,422, and $(166) related to leave accruals and $3,468, $3,282, and $3,640 related to CFC contributions to a savings plan for Mr. List; $15,725, $4,885, and $4,670 related to leave accruals and $3,717, $3,818, and $3,995 related to CFC contributions to a savings plan for Mr. Lilly; $7,983, $20,699, and $14,262 related to leave accruals and $3,553, $3,542, and $2,050 related to CFC contributions to a savings plan for Mr. Evans. Amounts for fiscal year 2001 for Mr. Zawalick include $13,775 related to leave accruals and $3,770 related to CFC contributions to a savings plan.

CFC established a short-term incentive compensation plan for all employees in fiscal year 2000. The plan provides for incentive payments of between 15% and 25% of salary based on the achievement of performance targets established at the beginning of the fiscal year. CFC’s executives are eligible to receive incentive payments of up to 25% of salary under this plan, depending on corporate performance and the performance of the operating groups reporting to each executive. The incentive plan replaces the bonus plan that was in effect through fiscal year 1998.

CFC’s board of directors approves the performance targets for the incentive plan annually during the strategic planning and budgeting process. The board of directors will also review the performance achievements for the year and must approve the payout under the incentive plan prior to disbursement.

In July 2000, CFC’s board of directors approved a long-term incentive plan. The plan will provide for payouts of up to 25% of salary based on performance over a three-year period. CFC’s executives are eligible to receive incentive payments of up to 25% of salary under this plan. The long-term incentive will be in addition to the short-term incentive described above.

Defined Benefit or Actuarial Plan Disclosure

NRECA maintains the Retirement and Security Program entitling CFC employees to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. As of May 31, 2001, the number of years of service credited and the compensation covered under the program, respectively, for the officers listed above was as follows: Sheldon C. Petersen-17 years 9 months, $356,000 John J. List-29 years 3 months, $201,320; Steven L. Lilly-17 years 7 months, $219,370; Lawrence Zawalick-21 years, $184,250; and John T. Evans-3 years 6 months, $208,450.

	Pension Plan Table
	Years of Service
	5	10	15	20	25	30

Average base salary

$175,000	16,625	33,250	49,875	66,500	83,125	99,750

200,000	19,000	38,000	57,000	76,000	95,000	114,000

225,000	21,375	42,750	64,125	85,500	106,875	128,250

250,000	23,750	47,500	71,250	95,000	118,750	140,000*

275,000	26,125	52,250	78,375	104,500	130,625	140,000*

300,000	28,500	57,000	85,500	114,000	140,000*	140,000*

325,000	30,875	61,750	92,625	123,500	140,000*	140,000*

350,000	33,250	66,500	99,750	133,000	140,000*	140,000*

375,000	35,625	71,250	106,875	140,000*	140,000*	140,000*

400,000	38,000	76,000	114,000	140,000*	140,000*	140,000*

*	The Tax Reform Act of 1984 places a cap on maximum salary used to compute retirement benefits and maximum yearly benefit. For calendar year 2001, the salary cap is $170,000 (the cap represents the amount of salary for 2001 that may be used in the computation of the average base salary) and the benefits cap is $140,000.

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

CFC will pay such additional benefits to the covered employee through a Severance Pay Plan and a Deferred Pay Restoration Plan. Under the Severance Pay Plan, the employee is paid an amount equal to the lost pension benefits but not to exceed twice the employee’s annual compensation for the prior year. The benefit must be paid within 24 months of termination of employment. To the extent that the Severance Pay Plan cannot pay all of the lost pension benefits, the remainder will be paid under a Deferred Compensation Plan, which will be paid out in a lump sum or in installments of up to 60 months.

Compensation of Directors

No director received any remuneration as an officer or director of CFC. Directors are reimbursed for travel and lodging expenses and receive a daily per diem to cover meals and other expenses related to their attendance at all board of directors functions.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Pursuant to an employment agreement effective as of March 1, 1996, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through February 28, 2004 (with automatic one-year extensions unless either party objects) at no less than $430,000 per annum plus such bonus (if any) as may be awarded him. Certain payments have been agreed to in the event of Mr. Petersen’s termination other than for cause; for example, Mr. Petersen leaving for good reason, disability or termination of his employment due to death.

Pursuant to a separate employment agreement effective as of the same date, RTFC has agreed to employ Mr. Petersen for the same term. As compensation, RTFC must credit to a deferred compensation account on January 1 of each year of the term $30,000. Interest will be credited to the account on December 31 of each such year at a rate equal to CFC’s 20-year medium-term note rate on that date. The board of directors has approved that Mr. Petersen, at his discretion, may direct the deferred component of his compensation package towards alternative investment vehicles that would offer the opportunity to earn a return that is greater than the CFC 20-year MTN rate. Mr. Petersen had not yet chosen to exercise that option. If Mr. Petersen’s employment is terminated by RTFC other than for cause, or by Mr. Petersen for good reason, or by his death or disability, the account will be deemed continued for the remainder of the term of employment (but in no event less than six months nor more than a year), interest will be credited on a proportional basis for the calendar year during which the continuation ends and the balance in the account will be paid to Mr. Petersen or his beneficiaries in a lump sum.

Compensation Committee Interlocks and Insider Participation
During the year ended May 31, 2001, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Inapplicable.

Item 13. Certain Relationships and Related Transactions.

Loans and guarantees were made to member systems of which officers or directors of CFC are members, employees or directors in the ordinary course of CFC’s business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other members and did not involve more than normal risk of uncollectibility or present other unfavorable features. It is anticipated that, consistent with its loan and guarantee policies in effect from time to time, additional loans and guarantees will be made by CFC to member systems and trade and service organizations of which officers or directors of CFC are members, employees, officers or directors. In light of its cooperative nature, pursuant to which CFC was established for the very purpose of extending financing to its members (from whose ranks its directors must be drawn), CFC is of the view that no purpose would be served by including detailed information with respect to specific loans and guarantees to members with which any of its directors are affiliated.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a) Documents filed as a part of this report.

1.	Financial statements
		Page

	Report of Independent Public Accountants	52

	Combined Balance Sheets	53

	Combined Statements of Income, Expenses and Net Margin	55

	Combined Statements of Changes in Members’ Equity	56

	Combined Statements of Cash Flows	57

	Notes to Combined Financial Statements	58

2.	Financial statement schedules
		Page

	Note 13 to Combined Financial Statements “Combined Quarterly Financial Results”	79

All other schedules are omitted because they are not required or inapplicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

	3.1	-	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-46018, filed October 12, 1972.

	3.4	-	Amendments to Bylaws as approved by CFC’s board of directors and members on March 21, 2000, and a copy of the Bylaws as amended. Incorporated by reference to Exhibit 3.4 from CFC's Form 10-K filed on August 29, 2000.

	4.1	-	Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.3 Registration Statement No. 2-46018 filed October 12, 1972.

	4.2	-	Indenture dated as of February 15, 1994, between the Registrant and U.S. Bank National Association, successor trustee. Incorporated by reference to Exhibit 4.3 from the report on Form 8-K filed by CFC on June 14, 1994.

	4.3	-	Revolving Credit Agreement dated as of August 8, 2001 for $1,028,125,000 maturing on August 8, 2004. Incorporated by reference to Exhibit 5.1 to Form 8-K filed August 28, 2001.

	4.4	-	Revolving Credit Agreement dated as of August 8, 2001 for $3,084,375,000 maturing on August 7, 2002. Incorporated by reference to Exhibit 5.2 to Form 8-K filed August 28, 2001.

	4.5	-	Revolving Credit Agreement dated as of August 8, 2001 for $450,000,000 maturing on August 7, 2002. Incorporated by reference to Exhibit 5.3 to Form 8-K filed August 28, 2001.
		-	Registrant agrees to furnish to the Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.

Management Contracts and Compensatory Plans and Arrangements.

	10.1	-	Plan Document for CFC deferred compensation program. Incorporated by reference to Exhibit 10 to Registration Statement No. 2-70355, filed December 23, 1980.

	10.2	-	Employment Contract between CFC and Sheldon C. Petersen, dated as of March 1, 2001.

	10.3	-	Supplemental Benefit Agreement between RTFC and Sheldon C. Petersen, dated as of March 1, 1996. Incorporated by reference to Exhibit 10.3 to CFC’s Form 10-K filed August 27, 1996.

	12	-	Computations of ratio of margin to fixed charges.

	23	-	Consent of Arthur Andersen LLP.

(b) Reports on Form 8-K.

Item 7 on May 23, 2001	-	Filing of Underwriting Agreement for 6.00% Collateral Trust Bonds, due 2006.

Item 7 on May 7, 2001	-	Filing of Global Certificate for 7.625% Quarterly Income Capital Securities and Hunton & Williams tax opinion dated May 3, 2001.

Item 5 on April 11, 2001	-	Press release with ratings as of April 11, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 29th day of August 2001.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

By: /s/ SHELDON C. PETERSEN
Sheldon C. Petersen Governor and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN Sheldon C. Petersen	Governor and Chief Executive Officer

/s/ STEVEN L. LILLY Steven L. Lilly	Senior Vice President and Chief Financial Officer

/s/ STEVEN L. SLEPIAN Steven L. Slepian	Controller (Principal Accounting Officer)

/s/ R.B. SLOAN, JR. R.B. Sloan, Jr.	President and Director

/s/ WADE R. HENSEL Wade R. Hensel	Vice President and Director

/s/ BRIAN D. SCHLAGEL Brian D. Schlagel	Secretary-Treasurer and Director

/s/ DARLENE H. CARPENTER Darlene H. Carpenter	Director	August 29, 2001

/s/ CLETUS CARTER Cletus Carter	Director

/s/ ROBERT A. CAUDLE Robert A. Caudle	Director

/s/ JAMES P. DUNCAN James P. Duncan	Director

Glenn English	Director

/s/ ALDEN J. FLAKOLL Alden J. Flakoll	Director

/s/ JAMES A. HUDELSON James A. Hudelson	Director

Signature	Title	Date

/s/ FRED A. LACKEY Fred A. Lackey	Director

Stephen R. Louder	Director

/s/ EUGENE MEIER Eugene Meier	Director

/s/ ROBERT J. OCCHI Robert J. Occhi	Director

/s/ CLIFTON M. PIGOTT Clifton M. Pigott	Director

/s/ TIMOTHY REEVES Timothy Reeves	Director	August 29, 2001

/s/ THOMAS W. STEVENSON Thomas W. Stevenson	Director

/s/ ROBERT STROUP Robert Stroup	Director

/s/ ROBERT C. WADE Robert C. Wade	Director

/s/ BOBBY W. WILLIAMS Bobby W. Williams	Director

/s/ ERIC P. YOULD Eric P. Yould	Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION:

We have audited the accompanying combined balance sheets of National Rural Utilities Cooperative Finance Corporation (a not-for-profit corporation under the District of Columbia Cooperative Association Act) and other related entities (“the Companies”) as discussed in Note 1 as of May 31, 2001 and 2000, and the related combined statements of income, expenses and net margin, changes in members’ equity and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of National Rural Utilities Cooperative Finance Corporation and other related entities as of May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Vienna, Virginia
July 5, 2001

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS

May 31, 2001 and 2000

(Dollar Amounts in Thousands)

A S S E T S

	2001	2000

Cash and cash equivalents	$240,557	$246,028

Debt service investments	24,023	22,968

Loans to members, net	19,351,953	16,449,753

Receivables	196,738	180,106

Fixed assets, net	47,337	43,672

Debt service reserve funds	86,198	98,870

Other assets	52,036	42,043

	$19,998,842	$17,083,440

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS

(Dollar Amounts in Thousands)

May 31, 2001 and 2000

L I A B I L I T I E S    A N D    M E M B E R S ’    E Q U I T Y

	2001	2000

Notes payable, due within one year	$5,944,994	$4,252,166

Accounts payable	18,133	20,145

Accrued interest payable	124,723	125,708

Long-term debt	11,376,412	10,595,596

Other liabilities	8,821	8,191
Quarterly income capital securities	550,000	400,000

Members’ subordinated certificates:

Membership subordinated certificates	641,985	641,985

Loan and guarantee subordinated certificates	939,875	698,432

Total members’ subordinated certificates	1,581,860	1,340,417

Members’ equity	393,899	341,217

Total members’ subordinated certificates and members’ equity	1,975,759	1,681,634

	$19,998,842	$17,083,440

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGIN

(Dollar Amounts in Thousands)

For the Years Ended May 31, 2001, 2000 and 1999

	2001	2000	1999

Operating income	$1,388,295	$1,020,998	$792,052

Less: cost of funds	1,117,554	860,160	664,109

Gross margin	270,741	160,838	127,943

Expenses:

General and administrative	32,486	26,986	27,638

Provision for loan losses	105,204	17,355	23,866

Total expenses	137,690	44,341	51,504

Net margin before extraordinary loss	133,051	116,497	76,439

Extraordinary loss	(285)	(1,164)	—

Net margin	$132,766	$115,333	$76,439

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(Dollar Amounts in Thousands)

For the Years Ended May 31, 2001, 2000 and 1999

					Patronage Capital Allocated

			Education	Unallocated	General
	Total	Memberships	Fund	Margin	Reserve Fund	Other

Balance as of May 31, 1998	$279,278	$1,491	$676	$2,289	$500	$274,322

Retirement of patronage capital	(57,601)	—	—	—	—	(57,601)

Net margin	76,439	—	315	979	3	75,142

Other	(3,163)	44	(448)	—	—	(2,759)

Balance as of May 31, 1999	$294,953	$1,535	$543	$3,268	$503	$289,104

Retirement of patronage capital	(66,445)	—	—	—	—	(66,445)

Net margin	115,333	—	631	19,204	—	95,498

Other	(2,624)	3	(247)	—	(3)	(2,377)

Balance as of May 31, 2000	$341,217	$1,538	$927	$22,472	$500	$315,780

Retirement of patronage capital	(77,439)	—	—	—	—	(77,439)

Net margin	132,766	—	363	6,821	(2)	125,584

Other	(2,645)	(28)	(546)	—	—	(2,071)

Balance as of May 31, 2001	$393,899	$1,510	$744	$29,293	$498	$361,854

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CASH FLOWS

(Dollar Amounts In Thousands)

For the Years Ended May 31, 2001, 2000 and 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net margin	$132,766	$115,333	$76,439

Add (deduct):

Provision for loan losses	105,204	17,355	23,866

Depreciation	2,332	1,726	1,454

Amortization of issuance costs and deferred charges	6,998	5,727	3,959

Amortization of deferred income	(761)	(2,182)	(4,417)

Changes in operating assets and liabilities:

Receivables	(24,147)	(15,966)	(29,458)

Accounts payable	(2,012)	3,438	(10,043)

Accrued interest payable	(985)	29,967	27,244

Other	(40,005)	(22,049)	(20,050)

Net cash provided by operating activities	179,390	133,349	68,994

CASH FLOWS FROM INVESTING ACTIVITIES:

Advances made on loans	(8,782,519)	(8,077,346)	(10,122,726)

Principal collected on loans	5,775,116	5,101,437	6,937,006

Net investment in fixed assets	(5,997)	(6,715)	(15,075)

Net cash used in investing activities	(3,013,400)	(2,982,624)	(3,200,795)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Repayments) Issuance of notes payable, net	(511,045)	458,792	380,339

Debt service investments, net	(1,055)	1	—

Proceeds from issuance of long-term debt	6,058,736	3,703,013	3,003,765

Payments for retirement of long-term debt	(3,069,479)	(1,181,993)	(387,710)

Proceeds from issuance of quarterly income capital securities	150,000	—	200,000

Extraordinary loss on retirement of long-term debt	(286)	(1,164)	—

Proceeds from issuance of members’ subordinated certificates	290,501	136,691	65,432

Retirement of members’ subordinated certificates	(28,872)	(38,706)	(69,911)

Payments for retirement of patronage capital	(59,961)	(55,734)	(50,985)

Net cash provided by financing activities	2,828,539	3,020,900	3,140,930

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,471)	171,625	9,129

BEGINNING CASH AND CASH EQUIVALENTS	246,028	74,403	65,274

ENDING CASH AND CASH EQUIVALENTS	$240,557	$246,028	$74,403

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for interest	$1,129,919	$837,441	$640,947

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

As of May 31, 2001, 2000 and 1999

(1) General Information and Accounting Policies

     (a) General Information

National Rural Utilities Cooperative Finance Corporation (“CFC”) was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members (“utility members”) to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides guarantees for tax-exempt financings of pollution control facilities and other properties constructed or acquired by its members and, in addition, provide guarantees of taxable debt in connection with certain lease and other transactions of its members. CFC is exempt from payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code.

CFC’s 1,045 members as of May 31, 2001, included 900 utility members, virtually all of which are consumer-owned cooperatives, 73 service members and 72 associate members. The utility members included 830 distribution systems and 70 generation and transmission (“power supply”) systems in 49 states and four U.S. territories.

Rural Telephone Finance Cooperative (“RTFC”) was incorporated as a private cooperative association in the state of South Dakota in September 1987. RTFC is a controlled affiliate of CFC and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and affiliates. RTFC’s bylaws require that the majority of RTFC’s board of directors be elected from individuals designated by CFC. CFC is the sole source of external funding for RTFC. As of May 31, 2001, RTFC had 516 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes deductions for allocations of net margin to its patrons.

     (b) Principles of Combination

The accompanying financial statements include the combined accounts of CFC and RTFC, after elimination of all material intercompany accounts and transactions. CFC has a $1,000 membership interest in RTFC. CFC exercises control over RTFC through majority representation on their Boards of Directors. CFC manages the affairs of RTFC through a long-term management agreement.

As of May 31, 2001, CFC was authorized to lend RTFC up to $10 billion to fund loans to its members and their affiliates. As of the same date, RTFC had outstanding loans and unadvanced loan commitments totaling $6,454 million. RTFC’s net margin is allocated to RTFC borrowers, its patrons.

Summary financial information relating to RTFC included in the combined financial statements is presented below:

As of May 31:	2001	2000

(Dollar amounts in thousands)

Outstanding loans to members and their affiliates	$5,325,399	$3,699,728

Total assets	5,807,921	3,975,990

Notes payable to CFC	5,304,881	3,679,822

Total liabilities	5,368,244	3,727,438

Members’ subordinated certificates	396,846	213,734

Members’ equity (1)	42,831	34,818

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

For the years ended May 31:	2001	2000	1999

(Dollar amounts in thousands)

Operating income (1)	$419,524	$240,189	$149,037

Net margin (1) (2)	3,911	3,535	3,858

(1)	Amounts shown prior to CFC allocation of patronage capital to RTFC. CFC allocations for the fiscal years 2001, 2000 and 1999 were $34 million, $23 million and $14 million, respectively.

(2)	The transfer of RTFC equity is governed by the South Dakota Cooperative Association Act, which provides that net margin, shall be distributed and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage. CFC has been the sole funding source for RTFC’s loans to its members. As CFC is not a borrower of RTFC and is not expected to be in the foreseeable future, RTFC’s net margin would not be available to CFC in the form of patronage capital.

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

     (e) Nonperforming Loans

It is CFC’s policy to classify a loan as nonperforming when it meets any of the following criteria:

•	interest or principal payments are contractually past due 90 days or more,

•	as a result of court proceedings, repayment in accordance with the original terms is not anticipated, or

•	for other reasons, timely repayment of principal or interest is not expected.

     (f) Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level believed to be adequate in relation to the credit quality and amount of its loans and guarantees outstanding. According to the terms of CFC’s guarantees, any amount advanced by CFC under its guarantee of a member’s obligation is treated as a demand loan. It is CFC’s policy to periodically review its loans and guarantees and to make adjustments to the allowance as necessary. The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized as follows for the years ended May 31:

(Dollar amounts in thousands)	2001	2000	1999

Balance at beginning of year	$228,292	$212,203	$250,131

Provision for loan losses	105,204	17,355	23,866

Charge-offs	(1,499)	(1,266)	(61,794)

Balance at end of year	$331,997	$228,292	$212,203

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

     (g) Fixed Assets

Buildings, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $12 million and $10 million as of May 31, 2001 and 2000, respectively. Depreciation and amortization expenses ($2 million, $2 million and $1 million in fiscal years 2001, 2000 and 1999, respectively) are computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.

     (h) Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, CFC is a party to financial instruments with off-balance sheet risk both to meet the financing needs of its member borrowers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, guarantees of members’ obligations, currency exchange agreements and interest rate exchange agreements. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the combined balance sheets.

     (i) Accounting by Creditors for Impairment of a Loan

CFC calculates impairment of loans receivable by comparing the present value of the future cash flows associated with the loan against CFC’s investment in the loan; loss reserves are provided based on the calculated impairment.

     (j) Accounting for Certain Investments in Debt and Equity Securities

Debt service investments are recorded at amortized cost, since it is CFC’s intent and ability to hold all of these investments to maturity.

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

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS No. 133. These statements establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific accounting criteria are met and the hedge is considered to be highly effective. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in earnings or be recorded in other comprehensive income, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for all fiscal years beginning after June 15, 2000. CFC has implemented this statement as of June 1, 2001.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

At the date of initial adoption, CFC recorded transition adjustments as a cumulative change in accounting principle, as required by SFAS No. 133. The impact of such adjustments is an increase of $25 million to net margin, a decrease of $182 million to other comprehensive income and the recognition of $157 million of liabilities on the balance sheet. CFC expects that the adoption of SFAS No. 133 will increase the volatility of the reported net margin and other comprehensive income. The amount of volatility will be based on amounts, positions and market conditions that exist during any period.

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

     (m) Membership Fees

Members are charged a one-time membership fee based on member class. CFC distribution system members (class A), power supply system members (class B), national associations of cooperatives (class D) and associate members (class E) pay a $1,000 membership fee. CFC service organization members (class C) pay a $200 membership fee. RTFC voting members pay a $1,000 membership fee and non-voting members pay a $100 membership fee. Membership fees are accounted for as members’ equity.

     (n) Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the fiscal year 2001 presentation.

(2) Loans and Commitments

Loans to members bear interest at rates determined from time to time by the board of directors after considering CFC’s cost of funds, operating expenses, provision for loan losses and the maintenance of reasonable margin levels. In keeping with its not-for-profit, cooperative charter, CFC’s policy is to set interest rates at the lowest levels it considers to be consistent with sound financial management. Loans outstanding to members, weighted average interest rates thereon and unadvanced commitments by loan type are summarized as follows as of May 31:

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

	2001			2000

		Weighted			Weighted
		Average			Average
	Loans	Interest	Unadvanced	Loans	Interest	Unadvanced
(Dollar amounts in thousands)	Outstanding	Rates	Commitments (A)	Outstanding	Rates	Commitments (A)

Long-term fixed rate secured loans (B):

Electric systems	$6,088,076	6.85%	$—	$6,674,470	6.74%	$—

Telecommunication systems	2,453,158	8.17%	—	1,540,928	7.36%	—

Total long-term fixed rate secured loans	8,541,234	7.23%	—	8,215,398	6.86%	—

Long-term variable rate secured loans (C):

Electric systems	5,096,467	7.05%	7,395,994	4,019,155	7.45%	7,524,197

Telecommunication systems	2,481,257	7.69%	311,654	1,816,826	8.02%	589,696

Total long-term variable rate secured loans	7,577,724	7.26%	7,707,648	5,835,981	7.62%	8,113,893

Loans guaranteed by RUS:

Electric systems	182,134	6.31%	103,685	89,153	6.53%	—

Intermediate-term secured loans:

Electric systems	55,325	7.08%	43,129	141,771	7.41%	48,533

Intermediate-term unsecured loans:

Electric systems	276,785	7.24%	309,692	200,706	7.35%	408,644

Telecommunication systems	13,836	7.50%	2,402	12,206	7.80%	6,090

Total intermediate-term unsecured loans	290,621	7.25%	312,094	212,912	7.37%	414,734

Line of credit loans (D):

Electric systems	1,193,795	7.35%	4,825,576	1,281,483	7.59%	4,403,987

Telecommunication systems	377,148	8.12%	834,813	329,768	8.32%	717,700

Total line of credit loans	1,570,943	7.53%	5,660,389	1,611,251	7.74%	5,121,687

Nonperforming loans:

Electric systems	812	—	—	—	—	—

Restructured loans (E):

Electric systems	1,465,157	2.63%	—	571,579	3.90%	—

Total loans	19,683,950	6.91%	13,826,945	16,678,045	7.12%	13,698,847

Less: Allowance for loan losses	(331,997)		—	(228,292)		—

Net loans	$19,351,953		$13,826,945	$16,449,753		$13,698,847

Total by member class:

Distribution	$11,444,999		$9,713,486	$10,394,985		$9,644,058

Power supply	2,308,384		2,307,259	2,037,108		2,054,322

Statewide and associate	605,168		657,331	546,224		686,981

Telecommunication systems	5,325,399		1,148,869	3,699,728		1,313,486

Total	$19,683,950		$13,826,945	$16,678,045		$13,698,847

(A)	Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been executed but funds have not been advanced. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval.

(B)	Generally, the terms of long-term fixed rate loans range from one to 35 years. Upon expiration of the interest rate term, the borrower may select another fixed rate term of one to 35 years (but not beyond maturity of the loan) or a variable rate. The borrower may also repay to CFC the principal then outstanding together with interest due thereon and other sums, if required. Includes $56 million and $102 million of unsecured loans at May 31, 2001 and 2000, respectively.

(C)	Includes $65 million and $49 million of unsecured loans at May 31, 2001 and 2000, respectively.

(D)	Includes $445 million and $342 million of secured loans at May 31, 2001 and 2000, respectively.

(E)	The rates on restructured loans represent the effective rate based on the scheduled minimum payments.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Total loans outstanding, by state or U.S. territory, are summarized below:

(Dollar amounts in thousands)	May 31,			May 31,

State/Territory	2001	2000	State/Territory	2001	2000

Alabama	$364,974	$431,922	Montana	$220,234	$233,613

Alaska	293,070	334,694	Nebraska	12,785	13,928

Arizona	101,770	90,680	Nevada	94,958	91,669

Arkansas	531,224	475,015	New Hampshire	243,973	282,913

California	86,783	85,577	New Jersey	8,724	7,385

Colorado	599,602	421,427	New Mexico	38,063	83,654

Connecticut	44,421	200	New York	19,808	18,503

Delaware	46,599	37,543	North Carolina	972,887	663,073

District of Columbia	432,122	386,928	North Dakota	63,693	65,505

Florida	465,348	457,197	Ohio	379,991	354,835

Georgia	1,646,326	1,499,168	Oklahoma	460,758	410,938

Hawaii	812	360	Oregon	262,721	259,934

Idaho	135,287	125,070	Pennsylvania	150,203	149,902

Illinois	607,305	562,423	South Carolina	526,647	547,906

Indiana	224,272	202,051	South Dakota	165,015	161,851

Iowa	1,201,570	357,726	Tennessee	105,773	117,572

Kansas	300,987	299,047	Texas	3,859,623	2,541,717

Kentucky	223,338	232,979	Utah	616,372	642,368

Louisiana	247,395	230,806	Vermont	42,019	56,801

Maine	43,568	46,215	Virgin Islands	587,849	548,928

Maryland	132,746	129,239	Virginia	269,579	362,232

Massachusetts	50	—	Washington	91,436	85,191

Michigan	306,469	305,464	West Virginia	1,699	1,466

Minnesota	1,099,548	826,804	Wisconsin	304,913	263,157

Mississippi	283,406	345,513	Wyoming	147,124	135,580

Missouri	618,111	693,376	Total	$19,683,950	$16,678,045

CFC’s members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands. At May 31, 2001 and 2000, no state or territory had over 19% and 15%, respectively, of total loans and guarantees outstanding.

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At May 31, 2001, the total exposure outstanding to any one borrower did not exceed 4.3% of total loans and guarantees outstanding. At May 31, 2001, CFC had $5,128 million in loans outstanding and $562 million in guarantees outstanding, to its largest 10 borrowers, representing 26% of total loans outstanding and 26% of total guarantees outstanding. Credit exposure to the largest 10 borrowers represented 26% and 21% of total credit exposure at May 31, 2001 and May 31, 2000, respectively. At May 31, 2001, the largest 10 borrowers included two distribution systems, two power supply systems, one associate member and five telephone systems.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Set forth below are the weighted average interest rates on all loans outstanding during the fiscal years ended May 31:

	For the Years Ended May 31,

	2001	2000	1999

Long-term fixed rate	6.78%	6.66%	6.69%

Long-term variable rate	7.60%	6.59%	6.20%

Telecommunication organizations (1)	8.31%	7.45%	6.88%

Refinancing loans guaranteed by RUS	6.61%	6.29%	5.87%

Intermediate-term	7.99%	6.92%	6.98%

Short-term	8.01%	7.01%	6.26%

Associate members	7.86%	6.85%	6.47%

Nonperforming (2)	0.00%	0.00%	0.00%

Restructured	4.33%	3.90%	1.73%

All loans	7.36%	6.74%	6.51%

(1)	Includes long-term fixed rate, long-term variable rate, intermediate-term and short-term loans.

(2)	Interest rate earned by CFC recognized on a cash basis.

Long-term fixed rate loans outstanding at May 31, 2001, which will be subject to adjustment of their interest rates during the next five fiscal years, are summarized as follows (due to principal repayments, amounts subject to interest rate adjustment may be lower at the actual time of interest rate adjustment):

(Dollar amounts in thousands)	Weighted Average Interest Rate	Amount Repricing

2002	6.31%	$477,426

2003	6.48%	419,126

2004	6.59%	448,534

2005	6.37%	467,807

2006	6.34%	209,872

At January 1, 2001, long-term fixed rate loans totaling $346 million had their interest rates adjusted.

On most long-term secured loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over a period ending approximately 35 years from the date of the secured promissory note.

Total long-term loans maturing in each of the five fiscal years following May 31, 2001 and thereafter, are as follows:

(Dollar amounts in thousands)	Amount Maturing

2002	$857,777

2003	835,947

2004	1,052,605

2005	1,537,131

2006	938,566

Thereafter	9,251,864

CFC evaluates each borrower’s creditworthiness on a case-by-case basis. It is generally CFC’s policy to require collateral for long-term and certain intermediate-term loans. Such collateral usually consists of a first mortgage lien on the borrower’s total system, including plant and equipment, and a pledge of future revenues. The loan and security documents also contain various provisions with respect to the mortgaging of the borrower’s property and debt service coverage ratios, maintenance of adequate insurance coverage as well as certain other restrictive covenants.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

As of May 31, 2001 and 2000, mortgage notes representing approximately $5,612 million and $3,484 million, respectively, of outstanding long-term loans to members were pledged as collateral to secure CFC’s collateral trust bonds.

At May 31, 2001 and 2000, CFC had a total of $182 million and $89 million, respectively, of loans outstanding on which RUS had guaranteed the repayment of principal and interest. There are two programs under which these loans were advanced. RUS previously allowed certain qualifying cooperatives to repay loans held by the Federal Financing Bank of the United States Treasury early and allowed the transfer of the guarantee to the new lender. Secondly, in February 1999, RUS approved CFC as a lender under its current loan guarantee program. During fiscal year 2001, CFC advanced $94 million under this program.

CFC sets variable interest rates monthly on outstanding short-term and intermediate-term loans. On notification to borrowers, CFC may adjust the interest rate semi-monthly. Under CFC’s policy, the maximum interest rate which may be charged on short-term loans is the prevailing bank prime rate plus 1% per annum; on intermediate-term loans, the prevailing bank prime rate plus 1 1/2% per annum; and on RTFC short-term loans, the prevailing bank prime rate plus 1 1/2% per annum.

At May 31, 2001 and 2000, CFC had nonperforming loans in the amount of $1 and $0 million, respectively. During the fourth quarter of fiscal year 2001, CFC restructured the debt service obligations on $889 million of loans classified as nonperforming. At the end of its third quarter, CFC wrote off $1 million of nonperforming loans in May 2001. At May 31, 2001, all loans classified as nonperforming were on a nonaccrual basis with respect to recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $14 million, $0 million and $0 million for the years ended May 31, 2001, 2000 and 1999, respectively.

At May 31, 2001 and 2000, the total amount of restructured loans was $1,465 million and $572 million, respectively. At May 31, 2001 and 2000, a total of $551 million and $572 million of restructured loans were on accrual status with respect to the recognition of interest income. A total of $33 million, $22 million and $8 million of interest was accrued on restructured loans for the years ended May 31, 2001, 2000 and 1999, respectively. The effect of not accruing interest income at the stated rates on restructured loans was a decrease in interest income of $26 million, $19 million and $23 million for the years ended May 31, 2001, 2000 and 1999, respectively.

(3) Members’ Subordinated Certificates

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

Generally, membership subordinated certificates mature in the years 2020 through 2095 and bear interest at 5% per annum. The maturity dates and interest rates payable on such certificates vary in accordance with applicable CFC policy.

Loan and Guarantee Subordinated Certificates

Members obtaining long-term loans, certain intermediate-term loans or guarantees from CFC are generally required to purchase additional loan or guarantee subordinated certificates with each such loan or guarantee. These certificates are unsecured, subordinated debt of CFC.

Certificates currently purchased in conjunction with loans are noninterest bearing. Such certificate purchase requirements, if any, range from 1% to 12% of the loan amount depending on the membership classification of the borrower and the borrower’s leverage ratio, including the new CFC loan.

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with CFC’s guarantee program vary in accordance with applicable CFC policy. Members may be required to purchase noninterest-bearing

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

debt service reserves subordinated certificates in connection with CFC’s guarantee of long-term tax-exempt bonds (see Note 8). CFC pledges proceeds from the sale of such certificates to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued. These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

Information with respect to members’ subordinated certificates at May 31 is as follows:

	2001		2000

	Amounts	Weighted Average	Amounts	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate

Number of subscribing members	900		902

Membership subordinated certificates Certificates maturing 2020 through 2095	$627,161		$626,812

Subscribed and unissued	14,824		15,173

Total membership subordinated certificates	641,985	4.83%	641,985	4.83%

Loan and guarantee subordinated certificates 3% certificates maturing through 2040	126,159		126,860

3% to 12% certificates maturing through 2036	111,310		71,877

Noninterest-bearing certificates maturing through 2036	651,135		452,298

Subscribed and unissued	51,271		47,397

Total loan and guarantee subordinated certificates	939,875	1.32%	698,432	1.36%

Total members’ subordinated certificates	$1,581,860	2.74%	$1,340,417	3.02%

CFC estimates the amount of members’ subordinated certificates that will be repaid during the next five fiscal years will total approximately 1.58% of certificates outstanding at May 31, 2001.

(4) Notes Payable and Credit Arrangements

Notes payable due within one year as of May 31, and weighted average interest rates thereon, are summarized as follows:

	2001		2000

	Amounts	Weighted Average	Amounts	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate

Commercial paper sold through dealers, net of discounts of $19,465 and $71,572, respectively	$5,140,540	4.49%	$5,576,445	6.29%

Commercial paper sold by CFC directly to members, at par	822,054	4.20%	841,229	6.35%

Commercial paper sold by CFC directly to nonmembers, at par	108,532	4.38%	132,361	6.32%

Total commercial paper	6,071,126	4.45%	6,550,035	6.17%

Daily liquidity fund	22,864	3.95%	—	—

Bank bid notes	100,000	4.15%	155,000	6.41%

Long-term debt maturing within one year	4,388,504	4.42%	3,039,631	6.36%

Total notes payable due within one year	10,582,494	4.43%	9,744,666	6.23%

Notes payable supported by revolving credit agreements, classified as long-term debt (see Note 5)	(4,637,500)	4.43%	(5,492,500)	6.23%

Total notes payable due in one year after reclassification to long-term	$5,944,994	4.43%	$4,252,166	6.23%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Other information with regard to notes payable due within one year at May 31, is as follows:

(Dollar amounts in thousands)	2001	2000	1999

Original maturity range of notes outstanding at year-end	1 to 264 days	1 to 260 days	1 to 270 days
Weighted average maturity of notes outstanding at year-end	95 days	85 days	38 days

Average amount outstanding during the year	$11,686,480	$8,796,932	$5,757,698

Maximum amount outstanding at any month-end during the year	$12,266,121	$9,744,666	$7,335,247

CFC enters short-term bank bid note agreements, which are unsecured obligations of CFC and do not require back-up bank lines for liquidity purposes. Bank bid note facilities are uncommitted lines of credit for which CFC does not pay a fee. The commitments are generally subject to termination at the discretion of the individual banks.

As of May 31, 2001, CFC had three revolving credit agreements totaling $7,040 million which are used principally to provide liquidity support for CFC’s outstanding commercial paper, commercial paper issued by National Cooperative Services Corporation (“NCSC”) and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser for the benefit of its members.

Under a five-year agreement executed in November 1996, CFC can borrow $2,403 million until November 26, 2001. J.P. Morgan Securities Inc. and The Bank of Nova Scotia are Co-Syndication Agents, and The Chase Manhattan Bank is the Administrative Agent for this agreement with 52 banks. Any amounts outstanding under the multi-year facility will be due on the maturity date. On August 10, 2000, a 364-day agreement for $4,087 million was executed with 34 banks including: The Chase Manhattan Bank as Administrative Agent, Bank of America, N.A. as Syndication Agent, The Bank of Nova Scotia and Banc One, N.A. as Co-Documentation Agents and Chase Securities Inc. and Bank of America Securities LLC as Joint Lead Arrangers. A third revolving credit agreement for $550 million was also executed on August 10, 2000 with ten banks, including The Bank of Nova Scotia as Arranger and Administrative Agent and Banc One, N.A. as Documentation Agent. Both of the 364-day agreements have a revolving credit period that terminates on August 9, 2001 during which CFC can borrow and such borrowings may be converted to a one-year term loan at the end of the revolving credit period.

In connection with the five-year facility, CFC pays a per annum facility fee of .090 of 1%. The per annum facility fee for both agreements with a 364-day maturity is .085 of 1%. There is no commitment fee for the long-term revolving credit facility; however, up front fees between .010 and .040 of 1% were paid to banks in the 364-day agreements based on their level of commitment. If CFC’s senior secured debt ratings decline below AA- or Aa3 and amounts outstanding exceed 50% of the total commitment, the facility fees may be replaced with a utilization fee of .125 of 1%. Generally, pricing options are the same under all three agreements and will be at one or more rates as defined in the agreements, as selected by CFC.

The multi-year revolving credit agreement requires CFC, among other things, to maintain members’ equity and members’ subordinated certificates of at least $1,468 million at May 31, 2001 (increased each fiscal year by 90% of net margin not distributed to members). The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members’ equity, members’ subordinated certificates and quarterly income capital securities (“QUICS”). Senior debt includes guarantees; however, it excludes:
•	guarantees to members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor’s Corporation or Baa1 by Moody’s Investors Service;
•	indebtedness incurred to fund RUS guaranteed loans; or
•	the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor’s Corporation or a financial strength rating of Aaa by Moody’s Investors Service.

Based on the ability to borrow under the facilities, CFC classified $4,637 million and $5,493 million, respectively, of its notes payable outstanding as long-term debt at May 31, 2001 and May 31, 2000. CFC expects to maintain more than $4,637 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the 364-day facilities, subject to the conditions therein

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(5) Long-Term Debt

The following is a summary of long-term debt as of May 31:
	2001		2000

	Amounts	Weighted Average	Amounts	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate

Notes payable supported by revolving credit agreement:	$4,637,500	4.43%	$5,492,500	6.23%

Medium-term notes:

Medium-term notes, sold through dealers	2,019,425		1,731,121

Medium-term notes, sold directly to members	80,869		121,072

Subtotal	2,100,294		1,852,193

Less: unamortized discount	(490)		(480)

Total medium-term notes	2,099,804	4.94%	1,851,713	6.31%

Collateral trust bonds:

6.75%, Bonds, due 2001	—		100,000

6.50%, Bonds, due 2002	100,000		100,000

6.70%, Bonds, due 2002	100,000		100,000

5.00%, Bonds, due 2002	200,000		200,000

5.95%, Bonds, due 2003	100,000		100,000

7.375%, Bonds, due 2003	525,000		525,000

5.30%, Bonds, due 2003	100,000		100,000

6.00%, Bonds, due 2004	200,000		200,000

6.375%, Bonds, due 2004	100,000		100,000

6.125%, Bonds, due 2005	200,000		200,000

6.65%, Bonds, due 2005	50,000		50,000

5.50%, Bonds, due 2005	200,000		200,000

6.00%, Bonds, due 2006	1,500,000		—

7.30%, Bonds, due 2006	100,000		100,000

6.20%, Bonds, due 2008	300,000		300,000

5.75%, Bonds, due 2008	225,000		225,000

Floating Rate, Series E-2, due 2010 (1)	2,037		2,068

5.70%, Bonds, due 2010	200,000		200,000

7.20%, Bonds, due 2015	50,000		50,000

6.55%, Bonds, due 2018	175,000		175,000

9.00%, Series V, due 2021 (1)	123,705		130,000

7.35%, Bonds, due 2026	100,000		100,000

Subtotal	4,650,742		3,257,068

Less: unamortized discount	(11,634)		(5,685)

Total collateral trust bonds	4,639,108	6.28%	3,251,383	6.34%

Total long-term debt	$11,376,412	5.28%	$10,595,596	6.28%

(1)	Issued under the 1972 indenture.

The principal amount of medium-term notes and collateral trust bonds maturing (including any sinking fund requirements) in each of the five fiscal years following May 31, 2001 and thereafter is as follows:

(Dollar amounts in thousands)	Amount Maturing	Weighted Average Interest Rate

2002 (1)(2)	$4,511,060	4.74%

2003	2,244,973	5.70%

2004	445,148	5.62%

2005	513,559	5.95%

2006	2,002,315	6.06%

Thereafter	1,410,851	6.23%

(1)	The amount scheduled to mature in fiscal year 2002, has been presented as long-term debt due in one year under notes payable.

(2)	The Series V bonds due 9/1/21 have a call date of 9/1/01 and have been included at the call date in this chart.

Under the 1972 indenture for collateral trust bonds CFC is required to maintain funds in a debt service investment account equivalent to principal and interest payments due on the bonds over the next 12 months. At May 31, 2001 and 2000, CFC had $24 million and $23 million, respectively, of such funds invested in bank certificates of deposit and marketable securities.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The outstanding collateral trust bonds are secured by the pledge of mortgage notes taken by CFC in connection with long-term secured loans made to those members fulfilling specified criteria as set forth in the indentures. Medium-term notes are unsecured obligations of CFC.

Interest Rate Exchange Agreements

The following table lists the notional principal amounts and the weighted average interest rates paid/received by CFC under interest rate exchange agreements at May 31, 2001 and 2000;
(Dollar amounts in thousands)		Weighted Interest Rate Paid		Interest Rate Received		Notional Principal Amount
Maturity Date		2001	2000	2001	2000	2001	2000

June-2000	(1)	—	6.61%	—	6.86%	$—	$675,000

July-2000	(1)	—	6.63%	—	6.86%	—	301,363

August-2000	(2)	—	4.95%	—	6.50%	—	190,000

September-2000	(2)	—	5.12%	—	6.50%	—	54,270

September-2000	(1)	—	6.62%	—	11.11%	—	206,140

October-2000	(2)	—	4.55%	—	6.50%	—	20,000

January-2001	(1)	—	6.62%	—	6.86%	—	500,000

January-2001	(2)	—	6.09%	—	6.50%	—	65,749

February-2001	(2)	—	5.63%	—	6.50%	—	300,000

June-2001	(1)	4.09%	—	3.99%	—	600,000	—

July-2001	(1)	4.09%	—	3.99%	—	1,000,000	—

September-2001	(2)	5.15%	5.15%	3.98%	6.50%	34,810	34,810

December-2001	(1)	4.13%	—	3.99%	—	400,000	—

February-2002	(3)	4.14%	—	5.10%	—	533,000	—

February-2002	(1)	4.08%	—	4.07%	—	420,000	—

April-2002	(1)	4.14%	—	3.99%	—	750,000	—

May-2002	(1)	4.09%	6.60%	3.99%	6.86%	300,000	300,000

August-2002	(1)	4.09%	—	3.98%	—	400,000	—

January-2003	(2)	5.55%	5.56%	3.98%	6.50%	22,375	22,375

February-2003	(3)	4.27%	6.79%	7.57%	7.57%	525,000	525,000

April-2003	(2)	7.01%	7.01%	3.98%	6.50%	75,000	75,000

June-2003	(2)	5.86%	5.86%	3.98%	6.50%	48,000	48,000

August-2003	(2)	5.85%	5.85%	3.99%	6.86%	100,000	100,000

September-2003	(2)	5.23%	5.24%	3.98%	6.50%	91,230	91,230

October-2003	(2)	4.76%	4.76%	3.98%	6.50%	50,438	68,576

November-2003	(2)	6.48%	—	3.98%	—	273,626	—

September-2004	(2)	5.28%	5.28%	3.98%	6.50%	12,355	15,080

October-2004	(2)	6.60%	6.59%	3.98%	6.50%	144,700	150,700

November-2004	(2)	5.30%	5.30%	3.98%	6.50%	118,000	122,000

January-2005	(2)	5.70%	5.70%	3.98%	6.50%	8,000	8,000

April-2005	(2)	7.02%	7.02%	3.98%	6.50%	97,820	97,820

July-2005	(2)	7.04%	—	3.98%	—	475,000	—

November-2005	(2)	6.59%	—	3.98%	—	273,625	—

April-2006	(2)	6.88%	6.89%	3.98%	6.50%	100,000	100,000

May-2006	(3)	4.56%	—	6.19%	—	1,500,000	—

September-2007	(2)	6.67%	—	3.98%	—	77,780	—

January-2008	(2)	5.84%	5.84%	3.98%	6.50%	14,000	14,000

July-2008	(2)	5.86%	5.86%	3.98%	6.50%	40,400	40,400

September-2008	(2)	5.48%	5.48%	3.98%	6.50%	64,320	66,410

October-2008	(2)	5.00%	5.00%	3.98%	6.50%	33,512	33,512

April-2009	(2)	5.54%	5.54%	3.98%	6.50%	26,400	29,700

September-2010	(2)	—	6.80%	—	6.50%	—	43,000

January-2012	(2)	6.01%	6.01%	3.98%	6.50%	13,000	13,000

February-2012	(2)	6.00%	6.00%	3.98%	6.50%	8,500	9,000

December-2013	(2)	5.43%	5.43%	3.98%	6.50%	169,400	173,300

June-2018	(2)	6.88%	6.88%	3.98%	6.50%	5,000	5,000

September-2020	(2)	—	6.91%	—	6.50%	—	43,000

December-2026	(2)	5.58%	5.58%	3.98%	6.50%	48,185	48,185

September-2028	(2)	5.75%	5.75%	3.98%	6.50%	117,100	118,440

April-2029	(2)	5.95%	5.95%	3.98%	6.50%	66,000	66,000

September-2030	(2)	—	6.90%	—	6.50%	—	43,000

						$9,036,576	$4,817,060

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(2)	Under these agreements, CFC pays a fixed rate of interest and receives a variable rate of interest.

(3)	Under these agreements, CFC pays a variable rate of interest and receives a fixed rate of interest.

CFC’s objective in using interest rate exchange agreements in which it pays and receives a variable rate of interest is to change the variable rate on a notional amount of debt from a LIBOR rate index to a commercial paper rate index. The variable rate collateral trust bonds and medium-term notes are issued based on a LIBOR rate index, while CFC sets its variable rate loan interest rates based on a commercial paper rate. The net difference between the rate paid by CFC and the rate received is included in the cost of funds.

CFC’s objective in using interest rate exchange agreements in which it pays a fixed rate of interest and receives a variable rate of interest is to fix the interest rate on a portion of its commercial paper. CFC then uses commercial paper, in an amount equal to the notional principal value of the interest rate exchange agreements, to fund a portion of its long-term fixed rate loan portfolio. The net difference between the rate paid by CFC and the rate received is included in the cost of funds.

CFC’s objective in using interest rate exchange agreements in which it pays a variable rate and receives a fixed rate is to change the rate on a portion of its medium-term notes from fixed to variable. The rate on the medium-term notes is exchanged to variable to allow the use of medium-term notes in the funding of short-term variable rate loans. The net difference between the rate paid by CFC and the rate received is included in the cost of funds.

In all interest rate exchange agreements, CFC receives a rate that is equal to the rate on the underlying debt and pays a rate that is tied to the rate on the asset funded by the exchange agreement and underlying debt.

CFC is exposed to counterparty credit risk on these interest rate exchange agreements if the counterparty to the interest rate swap agreement does not perform pursuant to the agreement’s terms. CFC only enters into interest rate exchange agreements with financial institutions rated single A and above.

During fiscal years 2001 and 2000, CFC was party to foreign currency exchange agreements related to medium-term notes denominated in foreign currencies. The following chart provides details of the related foreign currency exchange agreement that CFC had outstanding at May 31, 2001:

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

Quarterly Income Capital Securities

Quarterly income capital securities are long-term obligations that are subordinated to CFC’s other outstanding debt. Quarterly income capital securities are issued for terms of up to 49 years, pay interest quarterly, may be called at par after five years and allow CFC to defer the payment of interest for up to 20 consecutive quarters. The following table is a summary of quarterly income capital securities outstanding at May 31:

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

	2001		2000

	Amounts	Weighted Average	Amounts	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate

8.00% quarterly income capital securities, due 2045	$125,000		$125,000

7.65% quarterly income capital securities, due 2046	75,000		75,000

7.375% quarterly income capital securities, due 2047	200,000		200,000

7.625% quarterly income capital securities, due 2050	150,000		—

Total quarterly income capital securities	$550,000	7.62%	$400,000	7.62%

(6) Employee Benefits

CFC is a participant in the National Rural Electric Cooperative Association (“NRECA”) Retirement and Security Program. This program is available to all qualified CFC employees. Under the program, participating employees are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. CFC contributed $1.4 million, $1.1 million and $1.0 million to the Retirement and Security Program during fiscal years 2001, 2000 and 1999. Funding requirements are charged to general and administrative expenses that are billed on a monthly basis. This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

The Budget Reconciliation Act of 1993 has set a limit of $170,000 for calendar year 2001 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has established a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

CFC will pay such additional benefits to the covered employee through a Severance Pay Plan and a Deferred Pay Restoration Plan. Under the Severance Pay Plan, the employee is paid an amount equal to the lost pension benefits but not to exceed twice the employee’s annual compensation for the prior year. The benefit must be paid within 24 months of termination of employment. To the extent that the Severance Pay Plan cannot pay all of the lost pension benefits, the remainder will be paid under a Deferred Compensation Plan, which will be paid out in a lump sum or in installments of up to 60 months.

CFC recognizes in current year margin any expected payouts for post-retirement benefits (other than pensions) as a result of current service. Post-retirement benefits include, but are not limited to, health and welfare benefits provided after retirement. While CFC allows retired employees to participate in its medical and life insurance plans, the retirees must do so at their own expense. Any liability, which may be incurred by allowing retired employees to remain on CFC’s medical and life insurance plans, is not material to CFC’s financial condition, results of operations or cash flows.

CFC offers a 401(k) defined contribution savings program to all employees that have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. CFC contributes an amount equal to 2% of an employee’s salary each year for all employees participating in the program. During the three years ended May 31, 2001, May 31, 2000 and May 31, 1999, CFC contributed $225,249, $215,824 and $190,195, respectively, under the program.

(7) Retirement of Patronage Capital

CFC patronage capital in the amount of $77 million was retired in August 2000, representing 70% of the allocation for fiscal year 2000 and one-ninth of the total allocations for fiscal years 1991, 1992 and 1993. The $77 million includes $17 million retired to RTFC. RTFC retired $19 million in January 2001 representing 70% of its fiscal year 2000 allocation.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

It is anticipated that CFC will retire patronage capital totaling $99 million, representing 70% of the fiscal year 2001 allocation and one-ninth of the fiscal years 1992, 1993 and 1994 allocations, in September 2001. Management anticipates that 70% of RTFC’s margin for fiscal year 2001 will be retired in January 2002. Future retirements of patronage capital will be made as determined by the respective Boards of Directors with due regard for their individual financial conditions.

(8) Guarantees

As of May 31, 2001 and 2000, CFC had outstanding guarantees of the following contractual obligations of its members:

	2001	2000

(Dollar amounts in thousands) Long-term tax exempt bonds (A)	$979,725	$1,024,340

Debt portions of leveraged lease transactions (B)	103,794	111,319

Indemnifications of tax benefit transfers (C)	232,930	259,223

Letters of credit (D)	370,592	275,995

Other guarantees (E)	444,640	274,325

Total	$2,131,681	$1,945,202

(A)	CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of a default by a system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantee, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all of the system’s assets, but CFC may not exercise remedies thereunder for up to two years. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

Of the amounts shown above, $886 million and $920 million as of May 31, 2001 and 2000, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers.

(B)	CFC has guaranteed debt issued by NCSC in connection with leveraged lease transactions. The amounts shown represent loans from NCSC to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a CFC member. The loans are secured by the property leased and the owner’s rights as lessor. NCSC borrowed the funds for these loans either under a CFC guarantee or directly from CFC.

(C)	CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. The amounts shown represent CFC’s maximum potential liability at May 31, 2001 and 2000. However, the amounts of such guarantees vary over the lives of the leases. A member’s obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured pari passu with RUS by a first lien on substantially all of the member’s property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member’s property. Due to changes in Federal tax law, no further guarantees of this nature are anticipated.

(D)	CFC issues irrevocable letters of credit to support members’ obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the issuer of the letter of credit within one year from the date of the draw, with interest accruing from such date at the issuer’s variable rate of interest in effect on the date of the draw. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys’ fees.

(E)	At May 31, 2001 and 2000, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $323 million and $171 million, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Guarantees outstanding by state and territory are summarized as follows:

	May 31,			May 31,

(Dollar amounts in thousands)	2001	2000		2001	2000

Alabama	$64,803	$62,200	Mississippi	$56,730	$58,740

Alaska	3,240	4,840	Missouri	150,372	161,975

Arizona	53,577	52,462	Montana	—	100

Arkansas	99,001	106,639	New Hampshire	31,200	6,000

Colorado	58,716	59,547	North Carolina	99,400	108,150

District of Columbia	414,300	261,494	Ohio	65,000	5,000

Florida	218,457	238,032	Oklahoma	31,447	38,432

Hawaii	—	13,500	Oregon	14,580	15,075

Idaho	850	850	Pennsylvania	11,772	12,651

Illinois	15,049	13,935	South Carolina	3,220	3,495

Indiana	118,205	117,824	Texas	147,696	146,090

Iowa	9,942	10,432	Utah	114,404	89,740

Kansas	43,909	38,091	Virginia	3,950	4,050

Kentucky	169,640	175,610	Wisconsin	1,511	2,050

Michigan	585	700	Wyoming	10,380	10,550

Minnesota	119,745	126,948	Total	$2,131,681	$1,945,202

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

The following table details the scheduled reductions in each of the fiscal years following May 31, 2001 to the amount of obligations guaranteed by CFC:

(Dollar amounts in thousands)	Amount

2002	$324,186

2003	286,070

2004	123,491

2005	110,322

2006	92,107

Thereafter	1,195,505

(9) Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, Disclosure about Fair Value of Financial Instruments. Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 2001 and 2000, along with other valuation methodologies which are summarized below. The estimated fair value information presented is not necessarily indicative of amounts CFC could realize currently in a market sale since CFC may be unable to sell such instruments due to contractual restrictions or to the lack of an established market. The estimated market values have not been updated since May 31, 2001; therefore current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming collateral trust bonds under early redemption provisions and allowing borrowers to prepay their loans, CFC has held and intends to hold all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 2001 and 2000.

Cash and Cash Equivalents

Includes cash and certificates of deposit with remaining maturities of less than 90 days, which are valued at the carrying value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

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

Loans to Members

Fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with different risk characteristics, specifically nonperforming and restructured loans are valued using a discount rate commensurate with the risk involved. Loans with interest rate repricing maturities of less than or equal to 90 days are valued at cost, which approximates fair value.

Notes Payable

Notes payable consist of commercial paper and bank bid notes. The fair value of commercial paper and bank bid notes with maturities greater than 90 days is estimated based on quoted market rates with similar maturities for commercial paper and on bid prices from the various banking institutions for bid notes. The fair value of commercial paper and bank bid notes with maturities less than or equal to 90 days are valued at carrying value, which is a reasonable estimate of fair value.

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

Members’ Subordinated Certificates

As it is impracticable to develop a discount rate that measures fair value, subordinated certificates have not been valued. Members’ subordinated certificates are extended long-term obligations to CFC; many have maturities of 70 to 100 years. These certificates are issued to CFC’s members as a condition of membership or as a condition of obtaining loan funds or guarantees and are non-transferable. As these certificates were not issued primarily for their future payment stream but mainly as a condition of membership and to receiving future loan funds, there is no ready market from which to obtain fair value quotes.

Interest Rate and Currency Exchange Agreements

The fair value of the interest rate exchange agreements is estimated as the amount CFC would receive or pay to terminate the agreements, taking into account the current market rate of interest and the current creditworthiness of the exchange counterparties. The fair value of the currency exchange agreements is estimated as the amount CFC would receive or pay to terminate the agreements, taking into account the currency exchange rate and the current creditworthiness of the exchange counterparties.

Commitments

The fair value is estimated as the carrying value, or zero. Extensions of credit under these commitments, if exercised, would result in loans priced at market rates.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

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

Carrying and fair values as of May 31, 2001 and 2000 are presented as follows:

	2001		2000

(Dollar amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:

Cash and cash equivalents	$240,557	$240,557	$246,028	$246,028

Debt service investments	24,023	24,076	22,968	22,968

Loans to members, net	19,351,953	18,173,976	16,449,753	15,030,991

Liabilities:

Notes payable (1)	$10,582,494	$10,591,577	$9,744,666	$9,744,679

Long-term debt (1)	6,738,912	6,734,563	5,103,096	4,465,947

QUICS	550,000	549,470	400,000	344,680

Off-Balance Sheet Instruments:

Interest rate exchange agreements	$—	$(24,578)	$—	$83,664

Currency exchange agreements	—	(115,215)	—	65,486

Commitments	—	—	—	—

(1)	Prior to reclassification of notes payable supported by the revolving credit agreements.

(10) Contingencies

(a) At May 31, 2001 and 2000, CFC had nonperforming loans in the amount of $1 million and $0 million, respectively. At May 31, 2001, all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income. At May 31, 2001 and 2000, CFC had restructured loans in the amount of $1,465 million and $572 million, respectively. A total of $551 million and $572 million of the restructured loans were on accrual status with respect to the recognition of interest income for the years ended May 31, 2001 and May 31, 2000, respectively. A total of $33 million and $23 million of interest was accrued on restructured loans for the years ended May 31, 2001 and 2000, respectively. During the fourth quarter of fiscal year 2001, CFC wrote off $1 million related to a borrower classified as nonperforming and impaired at February 28, 2001.

(b) CFC classified $1,465 million and $572 million of the amount described in Note 10(a) as impaired pursuant to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan — an Amendment of SFAS No. 5 and SFAS No. 15 and SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures — an Amendment of SFAS No. 114 at May 31, 2001 and 2000, respectively. CFC reserved $155 million and $85 million of the loan loss allowance for such impaired loans at May 31, 2001 and May 31, 2000, respectively. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $33 million on loans classified as impaired during the year ended May 31, 2001. The average recorded investment in impaired loans for the year ended May 31, 2001 was $936 million compared to $578 million for the year ended May 31, 2000.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

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

In March 1998, the cities of Riverside and Anaheim, California brought Federal Energy Regulatory Commission and civil actions against Deseret. All of these actions were dismissed in April 2000, with no material impact on Deseret’s ability to meet its annual payment requirements under the ORA.

At May 31, 2001 and 2000, CFC had the following exposure to Deseret:

(Dollar amounts in millions)	2001	2000

Loans outstanding (1)	$551	$572

Guarantees outstanding:

Tax-exempt bonds	1	2

Mine equipment leases	42	47

Letters of credit	58	28

Other (2)	13	12

Total guarantees	114	89

Total exposure	$665	$661

(1)	As of May 31, 2001, the loan balance of $551 million to Deseret is comprised of $176 million of cash flow shortfalls related to Deseret’s debt service and rental obligations guaranteed by CFC, $266 million related to the redemption of the Bonanza secured lease obligation bonds, $81 million related to the purchase of RUS loans, $18 million related to the original CFC loan to Deseret and $10 million related to the settlement of the foreclosure litigation

(2)	Other guarantees include a guarantee of certain operational and maintenance expenses.

Deseret has made all payments required by the ORA. CFC received minimum cash flow payments totaling $38 million and excess cash payments totaling $27 million during the year ended May 31, 2001. During calendar year 2000, Deseret made quarterly payments totaling $38 million and excess cash payments totaling $27 million.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(d) At May 31, 2001, CFC had a total of $914 million in restructured loans outstanding to Denton County Electric Cooperative, Inc., (d/b/a CoServ Electric), a large electric distribution cooperative representing 4.2% of CFC’s total loans and guarantees outstanding. As of January 1, 2001, CFC classified all loans to CoServ Electric (“CoServ”) as non-performing and placed them on non-accrual status with respect to the recognition of interest income. In addition to the $914 million of restructured loans, CFC had a total of $12 million in performing loans outstanding to CoServ at May 31, 2001.

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

On March 16, 2001, CFC and CoServ signed a master restructure agreement. The agreement restructures debt obligations of CoServ totaling $906 million over the next 35 years, $889 million of loans outstanding and $17 million of unpaid interest through the closing date. All obligations under the agreement are secured by a first priority lien on substantially all of the assets and revenues of CoServ and its major subsidiaries. Substantially all of the obligations are cross-collateralized and have cross-default provisions. CFC also agreed to lend additional amounts to CoServ to fulfill existing real estate commitments, to continue building out its telecommunications infrastructure, as well as to provide the majority of future capital expenditure requirements for the electric distribution system. Based on the terms of the restructure agreement, CFC anticipates that the loan balance outstanding to CoServ will reach a maximum of just over $1 billion during CFC’s fiscal year 2002 and then begin to decline.

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

All restructured loans to CoServ are on nonaccrual status through May 31, 2001. The quarterly payments from CoServ will begin in September 2001. CFC will re-evaluate placing the loans on accrual status in fiscal year 2002 based on CoServ’s performance and the level of proceeds received from asset sales.

Based on its analysis, CFC believes that it is adequately reserved against loss on its loans to CoServ.

(e) At May 31, 2001, one borrower was in payment default to CFC on an unsecured loan totaling $1 million. At May 31, 2000, no other borrowers were in payment default.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(11) Segment Information

CFC operates in two business segments — rural electric lending and rural telecommunications lending. Summary financial information relating to each segment is presented below.

The information reviewed by management on a regular basis are the combined financial statements and the stand-alone RTFC financial statements. The information presented below includes the stand-alone RTFC financial statements for the telecommunications systems, the combined financial statements as the total and the difference between the RTFC and the combined is presented for the electric systems. All activity is with electric or telecommunications systems or related entities.

As stated previously in the business section, RTFC is an associate member of CFC and CFC is the sole funding source for RTFC. RTFC borrows from CFC and then relends to the telecommunications systems. RTFC pays an administrative fee to CFC for work performed by CFC staff as part of the interest rate on the loans from CFC. RTFC does not maintain a loan loss allowance, but CFC maintains a loss allowance on its loans to RTFC. The accounting policies and procedures for RTFC are described in Footnote 1.

	For the year ended May 31, 2001

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:

Operating income	$968,771	$419,524	$1,388,295

Cost of funds	702,426	415,128	1,117,554

Gross margin	266,345	4,396	270,741

Operating expenses	31,907	579	32,486

Loan loss provision	105,204	—	105,204

Net margin before extraordinary item	129,234	3,817	133,051

Extraordinary item	(285)	—	(285)

Net margin (1)	$128,949	$3,817	$132,766

Assets:

Loans outstanding, net	$14,026,554	$5,325,399	$19,351,953

Other assets	164,367	482,522	646,889

Total assets	$14,190,921	$5,807,921	$19,998,842

	For the year ended May 31, 2000

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:

Operating income	$780,809	$240,189	$1,020,998

Cost of funds	624,033	236,127	860,160

Gross margin	156,776	4,062	160,838

Operating expenses	26,421	565	26,986

Loan loss provision	17,355	—	17,355

Net margin before extraordinary item	113,000	3,497	116,497

Extraordinary item	(1,164)	—	(1,164)

Net margin (1)	$111,836	$3,497	$115,333

Assets:

Loans outstanding, net	$12,750,025	$3,699,728	$16,449,753

Other assets	357,425	276,262	633,687

Total assets	$13,107,450	$3,975,990	$17,083,440

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

	For the year ended May 31, 1999

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:

Operating income	$643,014	$149,038	$792,052

Cost of funds	519,289	144,820	664,109

Gross margin	123,725	4,218	127,943

Operating expenses	27,255	383	27,638

Loan loss provision	23,866	—	23,866

Net margin (1)	$72,604	$3,835	$76,439

Assets:

Loans outstanding, net	$10,780,860	$2,710,339	$13,491,199

Other assets	250,582	183,471	434,053

Total assets	$11,031,442	$2,893,810	$13,925,252

(1)	Amounts shown prior to CFC allocation of patronage capital to RTFC. CFC allocations for the fiscal years 2001, 2000 and 1999 were $34 million, $23 million and $14 million, respectively.

(12) Extraordinary Loss

During the year ended May 31, 2001, CFC incurred a $285,730 loss related to the early redemption of collateral trust bonds.

(13) Combined Quarterly Financial Results (Unaudited)

Summarized results of operations for the four quarters of fiscal years 2001 and 2000 are as follows:

	Fiscal Year 2001
	Quarters Ended

(Dollar amounts in thousands)	August 31	November 30	February 28	May 31	Total Year

Operating income	$329,798	$358,741	$354,692	$345,064	$1,388,295

Gross margin	60,417	69,254	64,267	76,803	270,741

Total expenses	16,035	11,682	49,448	60,525	137,690

Net margin	44,051	57,572	14,864	16,279	132,766

	Fiscal Year 2000
	Quarters Ended

(Dollar amounts in thousands)	August 31	November 30	February 29	May 31	Total Year

Operating income	$226,680	$243,140	$265,842	$285,336	$1,020,998

Gross margin	35,839	37,979	41,697	45,323	160,838

Total expenses	13,872	14,368	6,069	10,032	44,341

Net margin	21,967	23,612	35,628	34,126	115,333