Form 10-Q
period 2001-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2001-10-15
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES X       NO

Page 1 of 35

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMBINED BALANCE SHEETS
(Dollar Amounts in Thousands)

A S S E T S

	August 31, 2001	May 31, 2001

Cash and cash equivalents	$ 205,219	$ 240,557
Debt service investments	133,702	24,023
Loans to members, net	19,131,820	19,351,953
Receivables	183,716	196,738
Fixed assets, net	47,220	47,337
Debt service reserve funds	86,198	86,198
Derivative assets	128,387	-
Other assets	59,345	52,036
	$19,975,607	$19,998,842

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMBINED BALANCE SHEETS
(Dollar Amounts in Thousands)

L I A B I L I T I E S A N D E Q U I T Y

	August 31, 2001	May 31, 2001

Notes payable, due within one year	$ 4,452,548	$ 5,944,994
Accounts payable	17,336	18,133
Accrued interest payable	159,671	124,723
Long-term debt	12,703,847	11,376,412
Other liabilities	30,068	8,821
Derivative liabilities	230,985	-
Quarterly income capital securities	550,000	550,000
Members' subordinated certificates:
Membership subordinated certificates	641,985	641,985
Loan and guarantee subordinated certificates	976,395	939,875
Total members' subordinated certificates	1,618,380	1,581,860
Members' equity	369,916	393,899
Accumulated other comprehensive (loss)/income	(157,144)	-
Total equity	212,772	393,899
Total members' subordinated certificates and equity	1,831,152	1,975,759
	$19,975,607	$19,998,842

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMBINED STATEMENTS OF INCOME, EXPENSES AND NET MARGIN
(Dollar Amounts in Thousands)
For the Three Months Ended August 31, 2001 and 2000

	2001	2000

Operating income	$327,829	$329,798
Less: cost of funds	240,875	269,381
Gross margin	86,954	60,417
Expenses:
General and administrative	7,456	5,635
Provision for loan losses	51,000	10,400
Total expenses	58,456	16,035
Operating margin	28,498	44,382
SFAS 133 loss	(53,292)	-
Cumulative change in accounting principle	24,748	-
Extraordinary loss	-	(331)
Net (loss)/margin	$ (46)	$ 44,051

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMBINED STATEMENTS OF CHANGES IN EQUITY
(Dollar Amounts in Thousands)
For the Three Months Ended August 31, 2001 and 2000

						Patronage Capital
				Accumulated		Allocated
				Other		General
			Education	Comprehensive	Unallocated	Reserve
Total		Memberships	Fund	Income/(Loss)	Margin	Fund	Other
Quarter ended August 31, 2001:
Balance as of
May 31, 2001	$393,899	$1,510	$ 744	$ -	$29,293	$498	$361,854
Cumulative change in
accounting principle	(157,163)	-	-	(181,911)	24,748	-	-
Patronage capital	(24,033)	-	-	-	-	-	(24,033)
Operating margin	28,498	-	-	-	28,498	-	-
SFAS 133 loss	(28,525)	-	-	24,767	(53,292)	-	-
Other	96	-	96	-	-	-	-
Balance as of August 31, 2001	$212,772	$1,510	$ 840	$(157,144)	$29,247	$498	$337,821

Quarter ended August 31, 2000:
Balance as of
May 31, 2000	$341,217	$1,538	$ 927	$ -	$18,618	$500	$319,634
Patronage capital	(77,439)	-	-	-	-	-	(77,439)
Operating margin	44,051	-	-	-	44,051	-	-
Other	1,057	1	103	-	-	-	953
Balance as ofAugust 31, 2000	$308,886	$1,539	$1,030	$ -	$62,669	$500	$243,148

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
For the Three Months Ended August 31, 2001 and 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/margin	$ (46)	$ 44,051
Add/(deduct):
Provision for loan losses	51,000	10,400
Depreciation	901	484
Amortization of deferred income	(9)	(423)
Cumulative change in accounting principle	(24,748)	-
SFAS 133 loss	53,292	-
Amortization of issuance costs and deferred charges	2,680	1,692
Changes in operating assets and liabilities:
Receivables	14,965	(30,402)
Accounts payable	(797)	(3,979)
Accrued interest payable	34,948	5,901
Other	(11,480)	(5,409)
Net cash provided by operating activities	120,706	22,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(1,906,695)	(3,551,056)
Principal collected on loans	2,075,827	1,587,524
Net investment in fixed assets	(784)	(160)
Net cash provided by/(used in) investing activities	168,348	(1,963,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments)/issuance of notes payable, net	(1,047,992)	1,624,528
Debt service investments, net	(109,679)	(3,217)
Proceeds from issuance of long-term debt	2,475,347	1,630,729
Payments for retirement of long-term debt	(1,676,645)	(1,472,801)
Extraordinary loss on retirement of long-term debt	-	(331)
Proceeds from issuance of members' subordinated certificates	45,376	146,521
Retirement of members' subordinated certificates	(10,799)	(6,038)
Payments for retirement of patronage capital	-	(59,961)
Net cash (used in)/provided by financing activities	(324,392)	1,859,430

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,338)	(81,947)
BEGINNING CASH AND CASH EQUIVALENTS	240,557	246,028
ENDING CASH AND CASH EQUIVALENTS	$ 205,219	$ 164,081

Supplemental disclosure of cash flow information:
Cash paid during three-month period for interest	$ 207,710	$ 266,659

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

(1) General Information and Accounting Policies

(a) General Information

National Rural Utilities Cooperative Finance Corporation ("CFC") is a private, not-for-profit cooperative association that provides supplemental financing and related financial service programs for the benefit of its members. CFC was incorporated in the District of Columbia in April 1969. Membership is limited to certain cooperatives, not-for-profit corporations, public bodies and related service organizations, as defined in CFC's Bylaws. CFC is exempt from the payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code. CFC's 1,044 members as of August 31, 2001 included 900 utility members, virtually all of which are consumer-owned cooperatives, 72 service members and 72 associate members.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987. At August 31, 2001, RTFC was a controlled affiliate of CFC and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. At August 31, 2001, RTFC had 516 members other than CFC. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

The CFC and RTFC  boards of directors have approved a change in the governance of RTFC.  CFC will no longer appoint any directors to the RTFC board or be a member of RTFC. Subsequent to the end of the quarter, on October 9, 2001,  RTFC received acceptances from a majority of its members, making the changes effective. As CFC provides RTFC with all of its financing and manages RTFC through a management agreement, CFC will continue to combine RTFC's financial statements with those of CFC.

CFC and RTFC members operate in 49 states, the District of Columbia and three U.S. territories.

In the opinion of management, the accompanying combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC and RTFC as of August 31, 2001 (unaudited) and May 31, 2001, and the combined results of operations, cash flows and changes in equity for the three months ended August 31, 2001 (unaudited) and August 31, 2000 (unaudited).

The notes to combined financial statements for the years ended May 31, 2001 and 2000 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 2001, filed on August 29, 2001).

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

(b)
Principles of Combination

The accompanying financial statements include the combined accounts of CFC and RTFC, after elimination of all material intercompany accounts and transactions. As of August 31, 2001, CFC had a $1,000 membership interest in RTFC. Subsequent to the end of the quarter, CFC withdrew its membership in RTFC. CFC manages the affairs of RTFC through a long-term management agreement. As of August 31, 2001, CFC had committed to lend RTFC up to $10 billion to fund loans to its members and their affiliates.

RTFC had outstanding loans and unadvanced loan commitments totaling $6,212 million and $6,454 million as of August 31, 2001 and May 31, 2001, respectively. RTFC's net margin is allocated to RTFC's borrowers, its patrons.

Summary financial information relating to RTFC is presented below:

	(Unaudited)
(Dollar amounts in thousands)	August 31, 2001	May 31, 2001
Outstanding loans to members and their affiliates	$5,139,871	$5,325,399
Total assets	5,672,513	5,807,921
Notes payable to CFC	5,118,773	5,304,881
Total liabilities	5,200,098	5,368,244
Members' subordinated certificates	418,088	396,846
Members' equity (1)	54,327	42,831

	(Unaudited)
	For the three months ended
(Dollar amounts in thousands)	August 31, 2001	August 31, 2000
Operating income	$103,133	$93,198
Net margin (1)	1,100	1,087

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement or to be recorded in other comprehensive income, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for all fiscal years beginning after June 15, 2000. CFC has adopted this statement as of June 1, 2001.

On June 1, 2001, CFC recorded transition adjustments as required by SFAS 133. The impact of such adjustments was a cumulative change in accounting principle gain of $25 million to net margins, an other comprehensive loss of $182 million, the recognition of a $64 million derivative asset and a $204 million derivative liability for the fair value of the derivatives and an increase of $17 million to reflect the fair value of certain long-term debt on the balance sheet. CFC expects that the adoption of SFAS 133 will increase the volatility of reported net margins and other comprehensive income. The amount of volatility will be based on amounts, positions and market conditions that exist during any period.

For the quarter ended August 31, 2001, the net impact on CFC for the adoption of SFAS 133 in addition to transition adjustments was to record a derivative asset of $128 million, an increase of $64 million from June 1, 2001, a derivative liability of $231 million, an increase of $27 million from June 1, 2001, a long-term debt valuation allowance of $83 million, an increase of $66 million from June 1, 2001, a cumulative change in accounting principle gain of $25 million, a loss of $50 million representing the change in fair value of derivatives and long-term debt for the quarter ended August 31, 2001, amortization totaling $3 million related to the transition adjustment recorded to other comprehensive income in June 2001 and a loss of $157 million recorded to other comprehensive income.

CFC enters into interest rate and currency exchange agreements as part of the overall risk management strategy. CFC enters into interest rate exchange agreements as part of its funding strategy for both fixed and variable rate loans. In all cases the goal is to minimize interest rate risk by locking in a gross margin spread on loans to members. On fixed rate loans funded with CFC commercial paper, CFC will enter into an interest rate exchange agreement in which it pays a fixed rate and receives a variable rate. The fixed rate paid is used as the basis to price fixed rate loans and the variable rate received is typically a 30-day federal commercial paper or LIBOR indexed rate. On variable rate loans funded with collateral trust bonds or medium-term notes issued with a fixed rate, CFC will enter into interest rate exchange agreements in which it pays a variable rate, typically the 30-day federal commercial paper rate, and receives a fixed rate that is sufficient to pay the debt service on the underlying collateral trust bond or medium-term note. CFC may also issue collateral trust bonds and medium-term notes at floating rates, typically a LIBOR based rate, and will enter into interest rate exchange agreements in which it pays a variable rate, typically the 30-day federal commercial paper rate, and receives a variable rate, the LIBOR based rate on which the floating collateral trust bonds or medium-term notes were issued. CFC enters into foreign currency exchange agreements to lock in the exchange rate on any debt issued in a foreign currency. The payment dates on the foreign currency exchange agreement are set based on the interest and principal repayment dates for the foreign currency debt issued, thus minimizing CFC's currency exchange risk.

At August 31, 2001, CFC was a party to $9,734 million of interest rate exchange agreements and $536 million of currency exchange agreements. The interest rate and currency exchange agreements outstanding at August 31, 2001 include the following:

*	Interest rate exchange agreements that are designated as and qualify as hedges.

Interest rate exchange agreements totaling $3,858 million in which CFC pays the 30-day federal commercial paper rate and receives a fixed rate are designated as fair value hedges. CFC uses these hedges to synthetically change the rate on collateral trust bonds and medium-term notes from fixed to variable. This debt is used to fund CFC variable rate loans, the interest rate of which is based on the cost of CFC commercial paper. These interest rate exchange agreements qualify as SFAS 133 hedges, therefore both the change in the fair value of the interest rate exchange agreements and the change in the fair value of underlying hedged debt is recorded in earnings for the quarter. The net impact on earnings for the quarter is the recognition of $36 million of income ($25 million recorded at June 1, 2001 as the cumulative change in accounting principle and $11 million representing the net change during the quarter), which represents the ineffectiveness of the hedging relationship.

*	Currency exchange agreements that are designated as and qualify as hedges.

Currency exchange agreements totaling $390 million in which CFC receives Euros and pays U.S. dollars and currency exchange agreements totaling $146 million in which CFC receives Japanese Yen and pays U.S. dollars are designated as and qualify as effective cashflow hedges. All changes in fair value on these currency exchange agreements are recorded as other comprehensive income and reported in the statement of changes in equity. The net impact on other comprehensive income for the quarter was a loss of $93 million. No amount of the other comprehensive income on these swaps will be amortized into earnings. The currency exchange agreements in which CFC receives Euros mature in February 2006 and the currency exchange agreements in which CFC receives Japanese Yen mature in August 2002.

*	Interest rate exchange agreements that are not designated as and do not qualify as hedges.

Interest rate exchange agreements totaling $2,506 million in which CFC pays a fixed rate and receives the 30-day federal commercial paper rate are used to synthetically fix the rate on CFC commercial paper that is used to fund long-term fixed rate loans.

Interest rate exchange agreements totaling $3,270 million in which CFC pays the 30-day federal commercial paper rate and receives a LIBOR based rate are used to move the rate on floating collateral trust bonds and medium-term notes from a variable LIBOR rate to the 30-day federal commercial paper rate. CFC moves the rate from a LIBOR based rate to a commercial paper rate because its long-term variable rate loans are priced based on the cost of CFC commercial paper.

Interest rate exchange agreements totaling $100 million in which CFC pays a fixed rate and receives a LIBOR based rate are used to synthetically change the rate on debt from a variable rate to a fixed rate.

 None of the above interest rate exchange agreements qualify for hedge accounting; therefore, all changes in fair value are recorded in earnings beginning June 1, 2001. The net impact on earnings for the quarter ended August 31, 2001 is a loss of $65 million, which includes $3 million of amortization of other comprehensive income from the transition adjustment. A transition adjustment totaling $67 million was recorded to other comprehensive income on June 1, 2001 related to these interest rate exchange agreements. This adjustment will be amortized into earnings over the remaining life of the agreements. A total of $19 million will be amortized during fiscal year 2002. The amortization will continue through April 2029, the final maturity date for interest rate exchange agreements included in the transition adjustment.

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

On February 15, 1994, CFC entered into a collateral trust bond indenture with U.S. Bank Trust National Association as trustee. This indenture does not require the maintenance of a debt service account. All collateral trust bonds issued since that date and all future collateral trust bonds will be issued under this new indenture.

At August 31, 2001, the debt service account balance of $134 million was a significant increase over the balance of $24 million at May 31, 2001 due to the requirements to fund the reserve in order to effect the early redemption of collateral trust bonds on September 4, 2001.

(3)	Loans Pledged as Collateral to Secure Collateral Trust Bonds

As of August 31, 2001 and May 31, 2001, mortgage notes representing approximately $6,295 million and $5,612 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure collateral trust bonds. Both the 1972 indenture and the 1994 indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC's revolving credit agreement (see Note 7), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding. Collateral trust bonds outstanding at August 31, 2001 and May 31, 2001 were $6,040 million and $4,739 million, respectively.

(4)	Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level considered to be adequate in relation to the quality and size of its loan and guarantee portfolio. CFC makes regular additions to the allowance for loan losses. These additions are required to maintain the allowance at an adequate level based on an assessment of changes in the credit risk profile of CFC's loan portfolio, the current year to date increase to loans outstanding and the estimated loan growth for the next twelve months. On a quarterly basis, CFC reviews the adequacy of the loan loss allowance based on a variety of factors including the financial performance of its borrowers and general economic conditions. The allowance is based on estimates, and accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized below for the three months ended August 31, 2001 and the year ended May 31, 2001.
	(Unaudited)
(Dollar amounts in thousands)	August 31, 2001	May 31, 2001
Balance at beginning of year	$331,997	$228,292
Provision for loan losses	51,000	105,204
Charge-offs	-	(1,499)
Balance at end of quarter	$382,997	$331,997
Loan loss allowance as a percentage of:
Gross loans	1.96%	1.69%
Gross loans and guarantees	1.77%	1.52%
Total nonperforming and restructured loans	25.52%	22.65%

(5)	Members' Subordinated Certificates

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

The proceeds from certain non-interest bearing subordinated certificates issued in connection with CFC's guarantees of member's tax-exempt bonds issued on behalf of members are pledged by CFC to the debt service reserve fund established in connection with the bond issue. Any earnings from the investment of the debt service reserve fund inure solely to the benefit of the member.

(6)	Equity

Equity includes fees paid to become a CFC member; current year's unallocated net margin; prior years net margins that have been allocated to members, but not retired; an education fund; a members' capital reserve and the impact of SFAS 133. Cooperatives are required to pay a fee of $100 to $1,000 to become a member of CFC. CFC retains the current year net margin as unallocated. At the end of each year, CFC allocates its net margin (1) to members based on their patronage, (2) to an education fund and (3) to a members' capital reserve. CFC annually allocates the net margin required to return a 1.12 TIER back to its members. A small amount of net margin is allocated annually to the education fund and any remaining net margin is allocated to the members' capital reserve. The education fund is distributed annually to member cooperatives to assist in the teaching of cooperative principles. The members' capital reserve represents retained net margins that have not been allocated to members and are used in the general operations of CFC. In the second quarter of the following year, CFC retires 70% of the net margin allocated for the prior year. Under current policy, CFC retains the other 30% of allocated margin for 15 years.

On September 4, 2001, CFC's board of directors authorized the retirement of $98 million of allocated net margins. This amount represented 70% of the net margin allocated for fiscal year 2001 and one-ninth of the net margins allocated for fiscal years 1991, 1992 and 1993. The remaining 30% of the fiscal year 2001 allocation is retained by CFC and used to fund operations for 15 years and then retired. The retirement of net margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the new retirement cycle and will last through fiscal year 2008. After that time and under current policy, retirements will be comprised of the 70% of net margins from the prior year and remaining portion of net margins retained by CFC from prior years (50% for 1994 and 15% for all years thereafter). The $98 million retired by CFC in September 2001 includes $25 million to RTFC. RTFC will retire 70% of its fiscal year 2001 net margin, which includes the allocation from CFC, in the third quarter of fiscal year 2002. Future retirements of allocated net margins will be made annually as determined by CFC's and RTFC's Boards of Directors with due regard for CFC's and RTFC's financial condition. The Boards of Directors for CFC and RTFC have the authority to change the policy for allocating and retiring net margins at any time.

At August 31, 2001 and May 31, 2001 the total equity included the following components:

	(Unaudited)
(Dollar amounts in thousands)	August 31, 2001	May 31, 2001
Membership fees	$ 1,510	$ 1,510
Education fund	840	744
Allocated net margin	338,319	362,352
Unallocated net margin	57,791	29,293
Cumulative change in accounting principle*	24,748	-
SFAS 133 loss*	(53,292)	-
Total members' equity	369,916	393,899
Accumulated other comprehensive loss*	(157,144)	-
Total equity	$212,772	$393,899
* Items related to adoption of SFAS 133.

(7)	Credit Arrangements

As of August 31, 2001 and May 31, 2001, CFC had three revolving credit agreements totaling $4,562 million and $7,040 million, respectively, which are used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation ("NCSC") and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under the three-year agreement, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. Under a 364-day agreement, CFC may borrow $3,084 million. These credit agreements were entered into with a syndicate of 23 banks with J.P. Morgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, The Chase Manhattan Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and Bank One, N.A., ABN Amro Bank N.V. and The Bank of Nova Scotia as Documentation Agents. In addition, CFC entered into a second 364-day agreement for $450 million with a syndicate of eight banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent, BNP Paribas as Syndication Agent and Toronto Dominion (Texas), Inc., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Bank One, N.A. as Co-Documentation Agents. Both of the 364-day agreements have a revolving credit period that terminates on August 7, 2002 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period.

In connection with the three-year facility, CFC will pay a per annum facility fee of 0.1 of 1% based on the pricing schedule. The facility fee and the applicable margin for the three-year facility are based on CFC's senior unsecured credit ratings per a pricing schedule in the credit agreement. The facility fee for both of the 364-day facilities is .085 of 1%. Up-front fees between .050 to .080 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate approximately $3 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments and the senior unsecured debt ratings decline below AA- or Aa3, a utilization fee of .125 of 1% must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and quarterly income capital securities. Senior debt includes guarantees; however, it excludes:

*	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor's Corporation or Baa1 by Moody's Investors Service;
*	indebtedness incurred to fund the Rural Utilities Service ("RUS") guaranteed loans; and
*

the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor's Corporation or a financial strength rating of Aaa by Moody's Investors Service.

As of August 31, 2001 and May 31, 2001, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the facilities, CFC classified $4,562 million and $4,637 million, respectively, of its notes payable outstanding as long-term debt at August 31, 2001 and May 31, 2001. CFC expects to maintain more than $4,562 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the 364-day facilities, subject to the conditions therein.

(8)	Unadvanced Loan Commitments

As of August 31, 2001 and May 31, 2001, CFC had unadvanced loan commitments, summarized by type of loan.
	(Unaudited)
(Dollar amounts in thousands)	August 31, 2001	May 31, 2001
Long-term	$ 6,679,779	$ 7,499,679
Intermediate-term	643,086	352,821
Short-term	4,830,355	4,825,576
Telecommunications	1,092,309	1,148,869
Total unadvanced loan commitments	$13,245,529	$13,826,945

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

(9)	Guarantees

As of August 31, 2001 and May 31, 2001, CFC had guaranteed the following contractual obligations of its members.

	(Unaudited)
(Dollar amounts in thousands)	August 31, 2001	May 31, 2001
Long-term tax-exempt bonds (1)	$ 973,205	$ 979,725
Debt portions of leveraged lease transactions (2)	101,520	103,794
Indemnifications of tax benefit transfers (3)	225,270	232,930
Letters of credit (4)	344,415	370,592
Other guarantees (5)	435,500	444,640
Total	$2,079,910	$2,131,681

(1)   CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of a default by a system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all of the system's assets, but CFC may not exercise remedies thereunder for up to two years. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

Of the amounts shown above, $881 million and $886 million as of August 31, 2001 and May 31, 2001, respectively, are adjustable or floating rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers.

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

(3)   CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. The amounts shown represent CFC's maximum potential liability at August 31, 2001 and May 31, 2001. However, the amounts of such guarantees vary over the lives of the leases. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured pari passu with RUS by a first lien on substantially all of the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law, no further guarantees of this nature are anticipated.

(4)   CFC issues irrevocable letters of credit to support members' obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw. Interest would accrue from the date of the draw at CFC's variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees.

(5) At August 31, 2001 and May 31, 2001, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $310 million and $323 million, respectively.

(10)	Derivative Financial Instruments

At August 31, 2001 and May 31, 2001, CFC was a party to interest rate exchange agreements totaling $9,734 million and $9,037 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically fix the interest rate on $2,506 million as of August 31, 2001 and $2,509 million as of May 31, 2001 of its variable rate commercial paper. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $3,858 million and $2,558 million of collateral trust bonds and medium-term notes as of August 31, 2001 and May 31, 2001, respectively. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three month LIBOR rate and CFC's variable commercial paper rate totaling $3,270 million and $3,870 million at August 31, 2001 and May 31, 2001, respectively. At both August 31, 2001 and May 31, 2001, CFC was using interest rate exchange agreements to synthetically change the interest rate from variable to fixed on $100 million of collateral trust bonds and medium-term notes. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

The following table lists the notional principal amounts of CFC's interest rate exchange agreements at August 31, 2001 and May 31, 2001, respectively.
(Dollar amounts in thousands)		Notional Principal Amount				Notional Principal Amount
		(Unaudited)				(Unaudited)
		August 31,	May 31,			August 31,	May 31,
Maturity Date		2001	2001	Maturity Date		2001	2001
June-2001	(1)	$ -	$ 600,000	November-2004	(2)	$ 118,000	$ 118,000
July-2001	(1)	-	1,000,000	January-2005	(2)	8,000	8,000
September-2001	(2)	34,810	34,810	April-2005	(2)	97,820	97,820
December -2001	(1)	-	400,000	August-2005	(2)	475,000	475,000
February-2002	(1)	360,000	420,000	November-2005	(2)	272,938	273,625
February-2002	(3)	533,000	533,000	April-2006	(2)	100,000	100,000
April-2002	(1)	750,000	750,000	May-2006	(3)	1,800,000	1,500,000
May-2002	(1)	360,000	300,000	September-2007	(2)	76,636	77,780
August-2002	(1)	700,000	400,000	January-2008	(2)	14,000	14,000
December-2002	(1)	400,000	-	July-2008	(2)	40,400	40,400
January-2003	(2)	22,375	22,375	September-2008	(2)	64,320	64,320
February-2003	(3)	525,000	525,000	October-2008	(2)	33,512	33,512
April-2003	(2)	75,000	75,000	April-2009	(2)	26,400	26,400
June-2003	(2)	48,000	48,000	January-2012	(2)	13,000	13,000
July-2003	(1)	700,000	-	February-2012	(2)	8,500	8,500
August-2003	(2)	100,000	100,000	December-2013	(2)	169,400	169,400
September-2003	(2)	91,230	91,230	June-2018	(2)	4,998	5,000
October-2003	(2)	50,438	50,438	December-2026	(2)	48,185	48,185
November-2003	(2)	272,938	273,626	September-2028	(2)	117,100	117,100
July-2004	(3)	1,000,000	-	April-2029	(2)	66,000	66,000
September-2004	(2)	12,355	12,355
October-2004	(2)	144,700	144,700			$9,734,055	$9,036,576

(1) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(2) Under these agreements, CFC pays a fixed rate of interest and receives a variable rate of interest.
(3) Under these agreements, CFC pays a variable rate of interest and receives a fixed rate of interest

All amounts that CFC pays and receives related to the interest rate exchange agreements and the underlying hedged debt instruments are included in CFC's cost of funding for the period. The estimated fair value of CFC's interest rate exchange agreements are currently shown on the balance sheet due to the adoption of SFAS 133.

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

At August 31, 2001, CFC had medium-term notes outstanding that were denominated in foreign currencies. CFC entered into exchange agreements related to each foreign denominated issue. The following chart provides details of CFC's outstanding foreign currency exchange agreements at August 31, 2001 (unaudited).

(Currency amounts in thousands)			Notional Principal Amount
Type of			U.S.	Foreign		Exchange
Debt (1)	Issue Date	Maturity Date	Dollars	Currency		Rate
MTN	February 24, 1999	February 24, 2006	$390,250	350,000	EU (2)	1.115
MTN	August 6, 2001	August 6, 2002	40,225	5,000,000	YEN (3)	124.30
MTN	August 13, 2001	August 13, 2002	40,210	5,000,000	YEN (3)	124.35
MTN	August 16, 2001	August 16, 2002	24,410	3,000,000	YEN (3)	122.90
MTN	August 20, 2001	August 20, 2002	40,684	5,000,000	YEN (3)	120.90

(1) MTN - CFC medium-term notes
(2) EU - Euros
(3) YEN- Japanese Yen

CFC entered into these exchange agreements to sell the amount of foreign currency received from the investor for U.S. dollars on the issuance date and to buy the amount of foreign currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss, which might otherwise have been produced by the foreign currency borrowing. CFC includes the difference between the amount of U.S. dollars received at issuance and the amount of U.S. dollars required to purchase the foreign currency at the interest payment dates and at maturity as interest expense.

Principal and interest is paid at maturity, which ranges from 7 days to 183 days on foreign denominated CFC commercial paper investments. On foreign currency denominated medium-term notes with maturities longer than one year, interest is paid annually. CFC considers the cost of all related foreign currency swaps as part of the total cost of debt issuance when deciding on whether to issue debt in the U.S. or foreign capital markets and whether to issue the debt denominated in U.S. dollars or foreign currencies.

(11)	Contingencies

(a) At August 31, 2001 and May 31, 2001, CFC had nonperforming loans in the amount of $1 million. At August 31, 2001 and May 31, 2001, all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income.

At August 31, 2001 and May 31, 2001, CFC had restructured loans in the amount of $1,500 million and $1,465 million, respectively. A total of $553 million and $551 million of the restructured loans at August 31, 2001 and May 31, 2001, respectively, were on accrual status with respect to the recognition of interest income. CFC accrued a total of $10 million and $7 million of interest income on restructured loans during the three months ended August 31, 2001 and August 31, 2000, respectively.

(b) CFC classified $1,501 million and $1,465 million, respectively, of the amount described in Note 11(a) as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15 and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an Amendment of SFAS 114 at August 31, 2001 and May 31, 2001. CFC reserved $146 million and $155 million of the loan loss allowance for such impaired loans at August 31, 2001 and May 31, 2001, respectively. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $10 million and $7 million on loans classified as impaired during the three months ended August 31, 2001 and August 31, 2000, respectively. The average recorded investment in impaired loans for the three months ended August 31, 2001 was $1,489 million compared to $936 million for the year ended May 31, 2001.

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

In 1991, Deseret and its creditors signed the Agreement Restructuring Obligations ("ARO"), which restructured Deseret's obligations to CFC, RUS and certain other creditors. Deseret was unable to meet the payment schedule established by the ARO, which resulted in the agreement being amended by a second agreement. In 1996, Deseret and CFC entered into an Obligations Restructuring Agreement ("ORA"). Under the ORA, Deseret agreed to make quarterly minimum payments and to share excess cashflow with CFC through December 31, 2025, while CFC agreed to forbear from exercising any remedies. CFC continued to pay and perform on all of the obligations it had guaranteed for Deseret. In connection with the ORA, on October 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740 million from RUS for the sum of $239 million. The member systems of Deseret purchased from CFC, for $55 million, a participation interest in the RUS debt. The participation agreement allows the Deseret member distribution systems to put the participations back to CFC unconditionally on December 31, 2019.

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

At August 31, 2001 and May 31, 2001, CFC had the following exposure to Deseret:

	(Unaudited)
(Dollar amounts in millions)	August 31, 2001	May 31, 2001
Loans outstanding (1)	$553	$551
Guarantees outstanding:
Tax benefit transfers	1	1
Mine equipment leases	40	42
Letters of credit	61	58
Other (2)	12	13
Total guarantees	114	114
Total exposure	$667	$665

(1) As of August 31, 2001, the loan balance of $553 million to Deseret is comprised of $178 million of cash flow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC, $266 million related to the redemption of the Bonanza secured lease obligation bonds, $81 million related to the purchase of RUS loans, $18 million related to the original CFC loan to Deseret and $10 million related to the settlement of the foreclosure litigation.

(2) Other guarantees include a guarantee of certain operational and maintenance expenses.

Deseret has made all payments required by the ORA. CFC received minimum cash flow payments totaling $38 million and excess cash payments totaling $27 million during the year ended May 31, 2001. During the quarter ended August 31, 2001, CFC received a minimum cashflow payment of $8 million. Subsequent to the end of the quarter, on October 1, 2001, CFC received the third quarterly minimum payment of $8 million due for calendar year 2001.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(d) At August 31, 2001 and May 31, 2001, CFC had a total of $947 million and $914 million, respectively, in restructured loans outstanding to Denton County Electric Cooperative, Inc., d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative representing 4.5% and 4.2%, respectively, of CFC's total loans and guarantees outstanding. As of January 1, 2001, CFC classified all loans to CoServ as nonperforming and placed them on nonaccrual status with respect to the recognition of interest income. CFC had a total of $20 million and $12 million in performing loans outstanding to CoServ at August 31, 2001 and May 31, 2001, respectively, in addition to the restructured loans.

CoServ provides retail electric service to residential and business customers in an area where there has been significant residential and commercial growth in and adjacent to its current service territory over the last few years. CoServ adopted a strategy to provide a broad range of utility and other related services to consumers both in its service territory and the newly developing areas adjacent to its service territory. The non-electric services are generally provided through its controlled affiliates, which have been funded primarily through advances from CoServ, and include natural gas, home-security, cable television and a variety of telecommunications services. CoServ has also made substantial loans to and equity investments in residential and commercial real estate development projects. CFC loans to CoServ are secured primarily by assets and revenues of the electric distribution and telecommunications systems and assignment of loans and equity investments in residential and commercial real estate development projects. There is competition for substantially all services provided in the CoServ service territory.

On March 16, 2001, CFC and CoServ signed a master restructure agreement. The agreement restructures debt obligations of CoServ totaling $906 million over the next 35 years, $889 million of loans outstanding and $17 million of unpaid interest through the closing date. All obligations under the agreement are secured by a first priority lien on substantially all of the assets and revenues of CoServ and its major subsidiaries. Substantially all of the obligations are cross-collateralized and have cross-default provisions. CFC also agreed to lend additional amounts to CoServ to fulfill existing real estate commitments, to continue building out telecommunications infrastructure, as well as to provide the majority of future capital expenditure requirements for the electric distribution system. Based on the terms of the restructure agreement, CFC anticipates that the loan balance outstanding to CoServ will reach a maximum of just over $1 billion during CFC's fiscal year 2002 and then begin to decline.

The key terms of the restructure agreement are as follows:
*

Real estate projects - CFC will directly receive all payments of principal and interest from these project loans with the exception of an annual 12.5 basis point fee, based on the balance at the beginning of the year. Substantially all real estate obligations are scheduled to be repaid by 2010.

*	Utility systems - CFC will receive quarterly payments for the next 35 years.
*

Additional CFC loans - CFC agreed to make additional loans available to CoServ. These additional loans include a revolving line of credit and long-term loans. The advance of funds may be contingent upon certain conditions, including CoServ's compliance with all conditions of the restructure agreement. The majority of these additional long-term loans to the utility systems will have 35-year maturities and will carry the then current CFC interest rates. The payments of principal and interest on these loans will be joint obligations of CoServ and its major subsidiaries in addition to the obligations described above.

*	Asset dispositions - CoServ's obligations to CFC will be reduced by the proceeds from the disposition of any assets by CoServ and its major subsidiaries.
*

Deferred interest - CoServ provided CFC with a $9 million note payable with a 35-year maturity and a standard CFC interest rate. This note payable was provided to CFC in return for deferring interest on all loans from the restructure agreement closing date through June 30, 2001.

Asset dispositions did not occur as required under the restructure agreement. On September 27, 2001, CFC initiated litigation in the United States District Court for the Northern District of Texas (Dallas Division)(the "Court"), asserting that CoServ was in default of the agreement and seeking injunctive and other relief from the Court. CoServ has not yet answered the complaint, but has counterclaimed alleging that CFC is in breach of its funding obligations to CoServ under the agreement and fraudulently induced it to sign the agreement. To date, no discovery has been conducted. However, based on a plain reading of the contract provisions in dispute, CFC believes that it has a substantial likelihood of success on its claim based on the merits and meritorious defenses to CoServ's counterclaim. While the litigation is in its early stages and no damages discovery has been exchanged, CFC believes that even if it were held to be liable to CoServ on its counterclaim, CFC's potential exposure would not exceed the existing funding obligations in its credit agreement.

All restructured loans to CoServ were on nonaccrual status through August 31, 2001. CFC will re-evaluate placing the loans on accrual status on a quarterly basis based on CoServ's performance and the level of proceeds received from asset sales. CFC has been receiving funds on a monthly basis from the CoServ real estate development business. Subsequent to the end of the quarter, on September 28, 2001, CoServ made the first $7.5 million quarterly payment required by the restructure agreement.

Based on its analysis, CFC believes that it is adequately reserved against loss on its loans to CoServ.

(e) At both August 31, 2001 and May 31, 2001, one borrower was in payment default to CFC on an unsecured loan totaling $1 million. Subsequent to the end of the quarter, on September 30, 2001, this loan was written off.

(12)	Segment Information

CFC operates in two business segments - rural electric lending and rural telecommunications lending. Summary financial information relating to each segment is presented below.

The information reviewed by management on a regular basis is the combined financial statements and the stand-alone RTFC financial statements. The information presented below includes the stand-alone RTFC financial statements and the combined financial statements as the total, and the difference between the RTFC and the combined is presented for the electric systems. All activity is with electric or telecommunications systems or related entities.

RTFC is an associate member of CFC and CFC is the sole funding source for RTFC. RTFC borrows from CFC and then relends to the telecommunications systems. RTFC pays an administrative fee to CFC for work performed by CFC staff.

As of August 31, 2001, RTFC did not maintain a loan loss allowance, but CFC maintained a loss allowance on its loans to RTFC. Subsequent to the end of the quarter, CFC and RTFC executed a guaranty agreement which provided a guaranty for the portion of CFC's loan loss reserve related to loans to RTFC. RTFC will pay a guaranty fee which is consistent with other member guarantees.

The following chart contains the income statement for the three months ended August 31, 2001 (unaudited) and the total assets at August 31, 2001 (unaudited).

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$ 224,696	$ 103,133	$ 327,829
Less: cost of funds	138,914	101,961	240,875
Gross margin	85,782	1,172	86,954

General and administrative expenses	7,384	72	7,456
Provision for loan losses	51,000	-	51,000
Total expenses	58,384	72	58,456
Operating margin	27,398	1,100	28,498
SFAS 133 loss	(53,292)	-	(53,292)
Cumulative change in accounting principle	24,748	-	24,748
Net (loss)/margin	$ (1,146)	$ 1,100	$ (46)

Assets:
Loans outstanding, net	$13,991,949	$5,139,871	$19,131,820
Other assets	311,145	532,642	843,787
Total assets	$14,303,094	$5,672,513	$19,975,607

The following chart contains the income statement for the three months ended August 31, 2000 and the total assets at August 31, 2000.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$ 236,600	$ 93,198	$ 329,798
Less: cost of funds	177,316	92,065	269,381
Gross margin	59,284	1,133	60,417

General and administrative expenses	5,589	46	5,635
Provision for loan losses	10,400	-	10,400
Total expenses	15,989	46	16,035
Operating margin	43,295	1,087	44,382
Extraordinary loss	(331)	-	(331)
Net margin	$ 42,964	$ 1,087	$ 44,051

Assets:
Loans outstanding, net	$13,226,714	$5,176,171	$18,402,885
Other assets	152,066	433,267	585,333
Total assets	$13,378,780	$5,609,438	$18,988,218

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar amounts in millions)

The following discussion and analysis is designed to provide a better understanding of CFC's combined financial condition and results of operations and as such should be read in conjunction with the combined financial statements, including the notes thereto.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "anticipates", "expects", "projects", "believes", "plans", "may", "intend", "should", "could", "will", "estimate", and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss analysis, net margin growth, leverage and debt to adjusted equity ratios, and borrower financial performance are forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

*

Interest rates - CFC interest rates generally move with rates in the capital markets. CFC includes an adder in its loan rate to generate a margin. The adder is a percentage of funding cost. If rates decrease, the gross margin earned on loans outstanding may decrease as well.

*	Loan funding - Risks associated with the funding of loans are discussed in detail in the market risk and matched funding sections of this management discussion and analysis.
*

Borrowers - CFC's borrowers are generally located in rural areas throughout the United States and its territories. The borrowers vary in size, management experience and the extent to which they have expanded into diversified activities outside of electric service or local exchange telephone service. CFC borrowers are concentrated in the electric utility and telecommunications industries. Problems in either industry could impact the borrowers' ability to repay CFC loans. Please refer to CFC's Form 10-K for five years of composite financial results as reported by CFC's borrowers.

*

The Rural Utilities Service ("RUS") approved loan and guarantee funding levels - Direct RUS loans and loans from the Federal Financing Bank ("FFB") with an RUS guarantee are the lowest cost option for CFC's members. Further increases in RUS direct loan or loan guarantee levels may impact demand for loans from CFC.

*

Restructured loans - At August 31, 2001, CFC had a total of $1,500 of loans that had been restructured to assist the borrowers in meeting their debt service requirements. One of these borrowers, Deseret Generation & Transmission Co-operative ("Deseret"), with $553 of restructured loans, has been performing as required since the agreement was signed in 1996. Deseret has performed beyond the minimum requirements of the agreement and has provided an average of $17.5 of payments in excess of the annual payment specified in the restructure agreement. A provision requiring Deseret to pay 80% of its excess cashflow to CFC on an annual basis was included in the agreement to allow CFC to share in any additional future benefit as a result of the restructuring. The Deseret agreement runs through 2025. The remaining $947 of restructured loans were outstanding to Denton County Electric Cooperative, Inc., d/b/a CoServ Electric ("CoServ"). Loans to CoServ were restructured in March 2001 under an agreement that runs through 2036. CoServ is required to make quarterly payments to CFC and to dispose of certain assets. The asset dispositions did not occur. Both parties have filed litigation. CoServ made the first quarterly payments as required under the agreement. For more information on these restructured loans, see Note 11 to the combined financial statements.

The forward-looking statements are based on management's then current views and assumptions regarding future events and operating performance. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Financial Condition

Assets

At August 31, 2001, CFC had $19,976 in total assets, a decrease of $23 or 0.1% from May 31, 2001. Net loans outstanding to members totaled $19,132 at August 31, 2001, a decrease of $220 compared to a total of $19,352 at May 31, 2001. Net loans represented 96% and 97% of total assets at August 31, 2001 and May 31, 2001, respectively. The remaining assets, $844 and $647 at August 31, 2001 and May 31, 2001, respectively, consisted of other assets to support CFC's operations. Included in assets at August 31, 2001 is $128 of derivative assets attributable to the adoption of Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, which requires CFC to reflect the fair market value of its derivatives on the balance sheet. Except as required for the debt service account and unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

Loans to Members
The following chart provides a breakout of the loans outstanding by member class and loan program.

	(Unaudited)		Increase/
	August 31, 2001	May 31, 2001	(Decrease)
Long-term loans:
Electric	$11,361	$11,185	$ 176
Telephone	4,868	4,934	(66)
Total long-term loans	16,229	16,119	110
Intermediate-term loans:
Electric	234	332	(98)
Telephone	13	14	(1)
Total intermediate-term loans	247	346	(99)
Short-term loans:
Electric	1,089	1,194	(105)
Telephone	259	377	(118)
Total short-term loans	1,348	1,571	(223)
RUS guaranteed loans	190	182	8
Nonperforming and restructured loans	1,501	1,466	35
Total loans	19,515	19,684	(169)
Loan loss allowance	(383)	(332)	(51)
Net loans	$19,132	$19,352	$(220)

Percentage of loans with a fixed interest rate	45%	44%
Percentage of loans with a variable interest rate	55%	56%
Percentage of long-term loans	92%	90%
Percentage of short-term loans	8%	10%

Loans outstanding decreased from May 31, 2001 to August 31, 2001 due to the prepayment of two RTFC loans totaling $175. Loan growth continued to be impacted by the significant increase of insured loans and loan guarantees authorized by RUS. Loans from the FFB with an RUS guarantee represent the lowest cost option for rural electric utilities.

Long-term loans represented 92% and 90% of loans outstanding at August 31, 2001 and May 31, 2001, respectively. Long-term fixed rate loans represented 49% and 49% of total long-term loans at August 31, 2001 and May 31, 2001, respectively. Loans converting from a variable rate to a fixed rate for the three months ended August 31, 2001 totaled $176, which was offset by $15 of loans that converted from the fixed rate to the variable rate. For the three months ended August 31, 2000, loans converting from a variable rate to a fixed rate totaled $496. This resulted in a net conversion of $161 from the variable rate to a fixed rate for the three months ended August 31, 2001, compared to a net conversion of $496 for the three months ended August 31, 2000.

Liabilities and Equity

Liabilities and equity totaled $19,976 at August 31, 2001, a decrease of $23 or 0.1% from the balance of $19,999 at May 31, 2001. The decrease to total liabilities and equity at August 31, 2001 was primarily due to the $1,366 decrease in commercial paper outstanding offset by the $1,301 increase in collateral trust bonds and a net increase to liabilities and equity of $129 as a result of adopting SFAS 133. The impact of adopting SFAS 133 included a $231 derivative liability, representing the fair market value of CFC's derivatives, an $83 liability to adjust the balance of certain long-term debt instruments to fair value and a decrease of $185 to equity. The decrease of $185 to equity included a charge of $157 to accumulated other comprehensive income representing the $93 change in the fair value of derivatives designated as cashflow hedges, the $67 transition adjustment loss relating to interest rate exchange agreements that do not qualify for hedge accounting and $3 for the amortization of the transition adjustment into earnings and a $53 loss to record the change in fair value for the quarter offset by a gain of $25 recorded as a cumulative change in accounting principle. Total debt outstanding at August 31, 2001 was $17,707, a decrease of $164 compared to the May 31, 2001 balance of $17,871. Subsequent to the end of the quarter, on September 4, 2001, CFC effected the early redemption of $123 of collateral trust bonds.

Notes Payable and Long-Term Debt
The following chart provides a breakout of debt outstanding.

	(Unaudited)		Increase/
	August 31, 2001	May 31, 2001	(Decrease)
Notes payable:
Commercial paper (1)	$ 4,737	$ 6,094	$(1,357)
Bank bid notes	409	100	309
Long-term debt with remaining
maturities less than one year	3,869	4,388	(519)
Commercial paper reclassified as long-term	(4,562)	(4,637)	75
Total notes payable	4,453	5,945	(1,492)
Long-term debt:
Collateral trust bonds	5,718	4,639	1,079
Medium-term notes	2,341	2,100	241
Commercial paper reclassified as long-term	4,562	4,637	(75)
Long-term debt valuation allowance	83	-	83
Total long-term debt	12,704	11,376	1,328
Quarterly income capital securities	550	550	-
Total debt outstanding	$17,707	$17,871	$ (164)

Percentage of fixed rate debt (2)	40%	42%
Percentage of variable rate debt (3)	60%	58%
Percentage of long-term debt	75%	67%
Percentage of short-term debt	25%	33%

(1) Includes $32 and $23 related to the daily liquidity fund at August 31, 2001 and May 31, 2001, respectively.

(2) Includes fixed rate collateral trust bonds, medium-term notes and quarterly income capital securities ("QUICS") plus commercial paper with rates fixed through interest rate exchange agreements and less any fixed rate debt that has been swapped to variable.

(3) The rate on commercial paper notes does not change once the note has been issued. However, the rates on new commercial paper notes change daily and commercial paper notes generally have maturities of less than 90 days. Therefore, commercial paper notes are considered to be variable rate debt by CFC. Also included are variable rate collateral trust bonds and medium-term notes.

CFC issued $2,000 of collateral trust bonds and medium-term notes during the quarter ended August 31, 2001 and used the proceeds to pay down maturing commercial paper. CFC issued the long-term debt as replacement for its short-term commercial paper to reduce the reliance on its ability to continually roll-over the commercial paper portfolio to fund long-term variable rate loans. CFC issued $1,300 of collateral trust bonds with maturities of three and five years at fixed interest rates. CFC simultaneously entered into interest rate exchange agreements to synthetically change the interest rate on these bonds from fixed to variable. CFC issued $700 of medium-term notes with a one-year maturity and a floating rate.

Subordinated Certificates and Equity
The following chart provides a breakout of members' subordinated certificates and equity outstanding.

	(Unaudited)		Increase/
	August 31, 2001	May 31, 2001	(Decrease)
Subordinated certificates:
Membership certificates	$ 642	$ 642	$ -
Loan certificates	780	748	32
Guarantee certificates	196	192	4
Total subordinated certificates	1,618	1,582	36

Equity:
Membership fees	$ 1	$ 1	$ -
Education fund	1	1	-
Allocated net margin	338	363	(25)
Unallocated net margin	58	29	29
Cumulative change in accounting principle*	25	-	25
SFAS 133 loss*	(53)	-	(53)
Total members' equity	370	394	(24)
Accumulated other comprehensive loss*	(157)	-	(157)
Total equity	213	394	(181)
Total equity and certificates	$1,831	$1,976	$(145)

* Items related to adoption of SFAS 133

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

Applicants are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to one thousand dollars depending on the membership class. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At year-end, the net margin is allocated to the members in the form of patronage capital, to a members' capital reserve and to the cooperative education fund. The net margin required to earn a 1.12 Times Interest Earned Ratio ("TIER") is allocated back to the members. The net margin earned in excess of the amount required to earn a 1.12 TIER is allocated primarily to the members' capital reserve, and a small portion is allocated to the cooperative education fund. The cooperative education fund is distributed annually to the cooperatives to assist in the teaching of cooperative principles. CFC immediately retires 70% of the net margin allocated to members for the prior year and holds the remaining 30% as allocated margins, which are currently retired after 15 years. All retirements of allocated margins are subject to approval by the board of directors. CFC does not pay interest on the allocated but unretired margins.

The decrease to members' subordinated certificates and equity for the three months ended August 31, 2001 is due to the reduction in equity of $185 related to the adoption of SFAS 133 offset by the issuance of new loan certificates related to loan advances and current year net margin. The loan subordinated certificates increased by 4% from $748 at May 31, 2001 to $780 at August 31, 2001. In September 2001, CFC made a patronage capital retirement of $98, which represented 70% of the net margin allocated for fiscal year 2001 and one-ninth of the net margins for fiscal years 1991, 1992 and 1993.

Off-Balance Sheet
Guarantees
The following chart provides a breakout of guarantees outstanding by type.

	(Unaudited)
	August 31, 2001	May 31, 2001	(Decrease)/Increase

Long-term tax-exempt bonds	$ 973	$ 980	$ (7)
Debt portions of leveraged lease transactions	102	104	(2)
Indemnifications of tax benefit transfers	225	233	(8)
Letters of credit	344	370	(26)
Other guarantees	436	445	(9)
Total	$2,080	$2,132	$(52)

The decrease in total guarantees outstanding for the three months ended August 31, 2001 was due primarily to decreases in letters of credit and other guarantees. The decrease in other guarantees resulted from a decrease to the balance of NCSC commercial paper guaranteed by CFC. The decrease in letters of credit was due to the expiration of a $65 letter of credit on May 31, 2001.

Unadvanced Commitments

At August 31, 2001, CFC had unadvanced commitments totaling $13,246, a decrease of $581 compared to the balance of $13,827 at May 31, 2001. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed, but funds have not been advanced. Approximately 41% and 41%, respectively, of the outstanding commitments at August 31, 2001 and May 31, 2001, were for short-term or line of credit loans. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most of these commitments. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved.

Ratios and Revolving Credit Agreements

Leverage Ratio

CFC's leverage ratio excluding the SFAS 133 adjustments at August 31, 2001 was 7.47, a decrease from 7.69 at May 31, 2001. The ratio is calculated by dividing debt and guarantees outstanding, excluding QUICS and all debt used to fund loans guaranteed by RUS, by the total of QUICS, members' subordinated certificates and equity prior to SFAS 133 adjustments. Members' subordinated certificates and QUICS are treated as equity in the calculation of the leverage ratio. CFC will retain the flexibility to further amend its capital retention policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios. The decrease in the leverage ratio was due to an increase to members' subordinated certificates and members' equity and a decrease in loans outstanding to members. CFC believes that the ratio presented excluding the impact of SFAS 133 is a better measure of financial performance. As long as CFC holds all derivatives to maturity, there will be no impact on earnings or cashflow from the adoption of SFAS 133. Over time, all adjustments will reverse because the fair value of a derivative is zero at inception and it is also zero at maturity. It is CFC's policy to hold all derivatives to maturity. Including the impact of the SFAS 133 adjustments, CFC's leverage ratio at August 31, 2001 was 8.18.

Debt to Adjusted Equity Ratio

The debt to adjusted equity ratio excluding the SFAS 133 adjustments at August 31, 2001 was 5.79, a decrease from 6.05 at May 31, 2001. The ratio is calculated by dividing debt outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of members' subordinated certificates, equity prior to SFAS 133 adjustments, the loan loss allowance and QUICS. The decrease to the debt to adjusted equity ratio was primarily due to an increase to members' subordinated certificates and members' equity and a decrease in loans outstanding. CFC believes that the ratio presented excluding the impact of SFAS 133 is a better measure of financial performance. As long as CFC holds all derivatives to maturity, there will be no impact on earnings or cashflow from the adoption of SFAS 133. Over time, all adjustments will reverse because the fair value of a derivative is zero at inception and it is also zero at maturity. It is CFC's policy to hold all derivatives to maturity. Including the impact of the SFAS 133 adjustments, CFC's debt to adjusted equity ratio at August 31, 2001 was 6.30.

CFC's management is committed to maintaining these ratios within a range required for a strong credit rating. CFC's policy regarding the purchase of loan subordinated certificates requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% of the loan for distribution systems and 7% of the loan for power supply systems. CFC also created a members' capital reserve, in which a portion of the net margin is held annually rather than allocating it back to the members. CFC has the ability to allocate the members' capital reserve back to its members if necessary. CFC's management will continue to monitor the leverage and debt to adjusted equity ratios. If required, additional policy changes will be made to maintain the ratios within an acceptable range.

Revolving Credit Agreements

As of August 31, 2001, CFC had three revolving credit agreements totaling $4,562 which were used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation ("NCSC") and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser. These agreements, entered into on August 8, 2001, replaced the agreements entered into in November 1996 and August 2000, which have terminated.

Under the three-year agreement, CFC may borrow $1,028. This agreement terminates on August 8, 2004. Under a 364-day agreement, CFC may borrow $3,084. These credit agreements were entered into with a syndicate of 23 banks with J.P. Morgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, The Chase Manhattan Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and Bank One, N.A., ABN Amro Bank N.V. and The Bank of Nova Scotia as Documentation Agents. In addition, CFC entered into a second 364-day agreement for $450 with a syndicate of eight banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent, BNP Paribas as Syndication Agent and Toronto Dominion (Texas), Inc., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Bank One, N.A. as Co-Documentation Agents. Both of the 364-day agreements have a revolving credit period that terminates on August 7, 2002 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period.

In connection with the three-year facility, CFC will pay a per annum facility fee of 0.1 of 1% based on the pricing schedule. The facility fee and the applicable margin for the three-year facility are based on CFC's senior unsecured credit ratings per a pricing schedule in the credit agreement. The facility fee for both of the 364-day facilities is .085 of 1%. Up front fees between .050 to .080 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate $3. Each agreement contains a provision under which if borrowings exceed 50% of total commitments and the senior unsecured debt ratings decline below AA- or Aa3, a utilization fee of .125 of 1% must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and quarterly income capital securities. Senior debt includes guarantees; however, it excludes:

*	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor's Corporation or Baa1 by Moody's Investors Service;
*	indebtedness incurred to fund RUS guaranteed loans; and
*

the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor's Corporation or a financial strength rating of Aaa by Moody's Investors Service.

At August 31, 2001 and May 31, 2001, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the facilities, at August 31, 2001 and May 31, 2001, CFC classified $4,562 and $4,637, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $4,562 of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the 364-day facilities, subject to the conditions therein.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC's net margin is subject to fluctuation as interest rates change. Management has established a 1.10 TIER as its minimum operating objective. TIER is a measure of CFC's ability to cover the interest expense on funding. Excluding the impact of adopting SFAS 133, CFC's TIER for the quarter ended August 31, 2001 was 1.12, a decrease from 1.16 for the quarter ended August 31, 2000. TIER is calculated by dividing the cost of funds and the net margin (excluding extraordinary items) by the cost of funds. CFC believes that the TIER excluding the impact of SFAS 133 is a better measure of performance. As long as CFC holds all derivative instruments to maturity, there will be no impact on earnings or cashflow as a result of adopting SFAS 133. It is CFC's policy to hold all derivatives to maturity. Including the impact of SFAS 133 in net margin, CFC's TIER was 1.00 for the three months ended August 31, 2001. The following charts detail the results for three months ended August 31, 2001 versus August 31, 2000.

	(Unaudited)
	For the three months ended		Increase /
	August 31, 2001	August 31, 2000	(Decrease)
Operating income	$328	$330	$ (2)
Cost of funds	241	270	(29)
Gross margin	87	60	27
General and administrative expenses	8	6	2
Provision for loan losses	51	10	41
Total expenses	59	16	43
Operating margin	28	44	(16)
SFAS 133 loss	(53)	-	(53)
Cumulative change in accounting principle	25	-	25
Net margin	$ -	$ 44	$(44)
TIER	1.00	1.16
TIER, net of SFAS 133 adjustments	1.12	1.16

The following chart shows net margins expressed as a percentage of average loans outstanding for the three months ended August 31, 2001 and August 31, 2000.
	(Unaudited)
	For the three months ended		Increase /
	August 31, 2001	August 31, 2000	(Decrease)
Operating income	6.58%	7.48%	(0.90)%
Cost of funds	4.83%	6.11%	(1.28)%
Gross margin	1.75%	1.37%	0.38%
General and administrative expenses	0.15%	0.13%	0.02%
Provision for loan losses	1.02%	0.23%	0.79%
Total expenses	1.17%	0.36%	0.81%
Operating margin	0.58%	1.01%	(0.43)%
SFAS 133 loss	(1.08)%	-	(1.08)%
Cumulative change in accounting principle	0.50%	-	0.50%
Extraordinary loss	-%	(0.01)%	0.01%
Net margin	-%	1.00%	(1.00)%

Net margin for the three months ended August 31, 2001 decreased by $44 compared to the prior year period due to the adoption of SFAS 133 and an increase in the provision for loan losses. Related to the adoption of SFAS 133, CFC booked a $25 gain as a cumulative change in accounting principle on June 1, 2001 and a $53 loss for subsequent changes in the fair value of the derivatives during the quarter. The net impact of the SFAS 133 adoption on CFC's net margin is a reduction of $28. During the quarter ended August 31, 2001, CFC booked a $51 provision for loan losses, an increase of $41 from the prior year quarter. Net margin for the quarter before the effects of SFAS 133 and the provision for loan losses was $79, an increase of $25 over the prior year quarter. The increase was due to an increase in average loan volume and an increase in the gross margin earned on loans. Average loan volume for the three months ended August 31, 2001 was $19,772, an increase of $2,275 or 13% over the average loan volume for the prior year period. The gross margin earned on loans for the three months ended August 31, 2001 was 175 basis points, an increase of 38 basis points or 28% over the gross margin of 137 basis points for the prior year period. The Federal Reserve's reductions to short-term interest rates during the quarter positively affected CFC's gross margin on loans as the cost of funding decreased faster than interest rates on its loans. Since CFC sets interest rates at the beginning of the month, its rate reductions typically lag behind the market. In addition, CFC increased the gross margin spread on its loans as part of the plan to increase the amount of equity accumulated and held.

Subsequent to the end of the quarter, on September 4, 2001, CFC incurred an extraordinary loss of $7 related to the premium and the unamortized discount and bond issuance costs for the early redemption of $123 of collateral trust bonds. These bonds had a coupon rate of 9%.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC provides credit products (loans, financial guarantees and letters of credit) to its qualified members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication associations and associated organizations. The following chart summarizes loans and guarantees outstanding by member class at August 31, 2001 and May 31, 2001.

	(Unaudited)
	August 31, 2001		May 31, 2001
Electric systems:
Distribution	$11,655	54%	$11,602	53%
Power supply	3,740	17%	3,865	18%
Associate & service members	1,060	5%	1,024	5%
Total electric systems	16,455	76%	16,491	76%
Telecommunication systems	5,140	24%	5,325	24%
Total	$21,595	100%	$21,816	100%

Credit Concentration

Loans outstanding decreased from May 31, 2001 to August 31, 2001 due to the prepayment of two RTFC loans totaling $175. Loan growth continued to be impacted by the significant increase of insured loans and loan guarantees authorized by RUS. Loans from the FFB with an RUS guarantee represent the lowest cost option for rural electric utilities.

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower or controlled group of borrowers. At August 31, 2001, the total exposure outstanding to any one borrower or controlled group did not exceed 4.5% of total loans and guarantees outstanding. At August 31, 2001 and May 31, 2001, CFC had $5,049 and $5,128, respectively, in loans outstanding, and $635 and $562, respectively, in guarantees outstanding to its largest ten borrowers. The amounts outstanding to the largest 10 borrowers at August 31, 2001 and May 31, 2001, represented 26% and 26%, respectively, of total loans outstanding and 31% and 26%, respectively, of total guarantees outstanding. Total credit exposure to the largest ten borrowers at August 31, 2001 and May 31, 2001, represented 26% and 26%, respectively. At August 31, 2001, the largest ten borrowers included one service organization, one distribution system, three power supply systems and five telecommunications systems compared to two distribution systems, two power supply systems, one service organization and five telecommunications systems at May 31, 2001.

Credit Limitation

Under CFC's policy, (1) total exposure to any borrower is limited to 25% of CFC's defined net worth, (2) unsecured loans to any borrower are limited to 10% of CFC's defined net worth, and (3) guarantees outstanding for the benefit of any member are limited to 10% of CFC's defined net worth. CFC's defined net worth is the total of members' subordinated certificates issued and outstanding, equity excluding SFAS 133 and the loan loss allowance. If a borrower submitting a new loan application has a CFC exposure in excess of any one of the three tests, only the CFC board of directors may approve the new loan application. CFC's board of directors may approve a loan to a borrower with an exposure in excess of one or more of these tests after consideration of other factors, including the amount of the loan, the maturity of the loan, and the value of collateral held by CFC. At August 31, 2001, CFC's defined net worth totaled $2,400, an increase of $92 or 4% compared to $2,308 at May 31, 2001. At August 31, 2001, the 25% limit on total exposure was $600, an increase of $23 from $577 at May 31, 2001, and the 10% limit on unsecured and guarantee exposure was $240, an increase of $9 from $231 at May 31, 2001. At August 31, 2001 and May 31, 2001, there were six borrowers with total exposure greater than 25% of defined net worth, one of which also had total guarantees outstanding in excess of 10% of defined net worth. Only CFC's board of directors may approve new loans to these borrowers.

Security Provisions

Except when providing lines of credit and intermediate-term loans, CFC typically lends to its members on a secured basis. At August 31, 2001, a total of $1,444 of loans were unsecured representing 7% of total loans. At May 31, 2001, a total of $2,072 of loans were unsecured representing 11% of total loans. CFC's long-term loans are typically secured pro-rata with any other secured lenders (primarily RUS), if any, by all assets and future revenues of the borrower. Short-term loans are generally unsecured lines of credit. At August 31, 2001 and May 31, 2001, a total of $283 and $371, respectively, of guarantees were unsecured, representing 14% and 17%, respectively, of total guarantees. Guarantees are secured on a pro-rata basis with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At August 31, 2001 and May 31, 2001, CFC had a total of $1,727 and $2,443, respectively, of unsecured loans and guarantees representing 8% and 11%, respectively, of total loans and guarantees.

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

Once a borrower is classified as nonperforming, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At August 31, 2001 and May 31, 2001, CFC had $1 of loans classified as nonperforming. These loans were to a start-up distribution system that was attempting to purchase the assets of an IOU system. At August 31, 2001 and May 31, 2001, all loans classified as nonperforming were on nonaccrual status with respect to the recognition of interest income.

Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cash flows. At August 31, 2001 and May 31, 2001, restructured loans totaled $1,500 and $1,465, respectively. A total of $553 of loans was outstanding to Deseret under the restructure agreement signed in October 1996. Under this agreement, Deseret is required to make quarterly payments to CFC through 2025. In addition, on an annual basis, CFC receives 80% of the excess cash generated by Deseret during the last calendar year (excess cash is calculated based on a formula in the restructure agreement). To date, Deseret has made all minimum payments as required and CFC has received an average of $17.5 per year as excess cash. CFC is currently accruing interest on the Deseret restructured loan at a rate of 7.00%. A total of $947 was outstanding to CoServ under the restructure agreement signed in March 2001. Under this agreement, CoServ is required to make quarterly payments to CFC through 2036. CFC receives all payments of principal and interest on the amount that CoServ relent to real estate development projects. CFC also receives all proceeds from the sale of assets by CoServ. There have been no asset sales.  CFC has been receiving the debt service from the real estate projects on a monthly basis. CoServ made the first quarterly payment on September 28, 2001. As part of the agreement, CFC committed to lend additional amounts to CoServ for the telecommunications business as well as for capital expenditures on the electric system. All loans for capital expenditures on the electric system are considered performing loans and will have a separate amortization schedule based on the interest rate and maturity date of the loan. CFC is not accruing interest income on the restructured CoServ loans. All payments received are applied against principal.

The asset dispositions required in the restructure agreement did not occur. On September 27, 2001, CFC filed litigation asserting that CoServ was in default of the agreement and seeking injunctive and other relief from the court. CoServ has counterclaimed alleging that CFC is in breach of its funding obligations to under the agreement and fraudulently induced it to sign the agreement. CFC believes that it has a substantial likelihood of success on its claim based on merit and that it has a meritorious defense on the CoServ counterclaims.

CFC will continually update its impairment calculation based on the rulings of the court. The amount of the specific reserve maintained for CoServ will be adjusted based on the changes to the calculated impairment.

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

Since its inception in 1969, CFC has charged off loan balances in the total amount of $81, net of recoveries. Management believes that the allowance for loan losses is adequate to cover any portfolio losses that may occur. There were no charge-offs during the three months ended August 31, 2001.

The following chart presents a summary of the allowance for loan losses for the three months ended August 31, 2001 and fiscal year ended May 31, 2001
	(Unaudited)
	August 31, 2001	May 31, 2001
Beginning balance	$332	$228
Provision for loan losses	51	105
Charge-offs	-	(1)
Ending balance	$383	$332

As a percentage of total loans outstanding	1.96%	1.69%
As a percentage of total loans and guarantees outstanding	1.77%	1.52%
As a percentage of total nonperforming and restructured loans outstanding	25.52%	22.65%

At August 31, 2001 and May 31, 2001, CFC maintained a specific reserve for impaired loans totaling $146 and $155, respectively. The decrease in specific reserves at August 31, 2001 was a result of decreased calculated impairment related to restructured borrowers. A portion of the decrease was a result of lower interest rates, which lowered the amount of payments that would have been received under the original loan terms, thus narrowing the gap between the original terms and the restructured terms. The amount of specific reserves established by CFC will fluctuate periodically as interest rates and expected future cashflows change.

Asset/Liability Management

A key element of CFC's funding operation is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining period until maturity of the fixed rate loan portfolio and related funding. It is CFC's policy to manage the match funding of asset and liability repricing terms within a range of 5% of total assets. At August 31, 2001, CFC had $8,765 of fixed rate assets amortizing or repricing funded by $7,049 of fixed rate liabilities maturing during the next 30 years and $1,720 of equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $4 or 0.02% of total assets, represents the fixed rate debt and equity maturing during the next 30 years in excess of the fixed rate assets. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper, collateral trust bonds swapped to a variable rate, medium-term notes issued at a variable rate and bank bid notes. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, QUICS, members' subordinated certificates and equity. With the exception of members' subordinated certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, and commercial paper, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

CFC makes use of an interest rate analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members' subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and the portfolio as a whole. There are no scheduled maturities for the equity, primarily unretired patronage capital allocations. The balance of equity is assumed to remain relatively stable since annual retirements have been approximately equal to the annual allocations of net margin. The non-amortizing members' subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates).

Accordingly, it is assumed in the funding analysis that non-amortizing members' subordinated certificates and equity are first used to "fill" any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or equity and certificates is used to calculate a TIER for each year and the portfolio as a whole. The schedule allows CFC to analyze the impact on the overall TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. The following chart shows the scheduled amortization and maturity of fixed rate assets and liabilities outstanding at August 31, 2001.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of August 31, 2001 (Unaudited)

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	Less than	less than	less than	less than	less than	Over 20
	1 year	3 years	5 years	10 years	20 years	years	Total
Assets:
Amortization and repricing	$718	$2,022	$2,339	$1,910	$1,336	$440	$8,765
Total assets	$718	$2,022	$2,339	$1,910	$1,336	$440	$8,765

Liabilities and equity:
Long-term debt	$935	$1,730	$1,867	$1,334	$ 544	$639	$7,049
Subordinated Certificates	33	95	423	392	296	97	1,336
Members' equity	-	-	-	184	200	-	384
Total liabilities and equity	$968	$1,825	$2,290	$1,910	$1,040	$736	$8,769

Gap*	$250	$ (197)	$ (49)	$ -	$ (296)	$296	$ 4
Cumulative gap	$250	$ 53	$ 4	$ 4	$ (292)	$ 4
Cumulative gap as a %
of total assets	1.26%	0.27%	0.02%	0.02%	(1.47)%	0.02%

* Liabilities and equity less assets.

Derivative and Financial Instruments

At August 31, 2001 and May 31, 2001, CFC was a party to interest rate exchange agreements totaling $9,734 and $9,037, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically fix the interest rate on $2,506 as of August 31, 2001 and $2,509 as of May 31, 2001 of its variable rate commercial paper. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $3,858 and $2,558 of collateral trust bonds and medium-term notes as of August 31, 2001 and May 31, 2001, respectively. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three-month LIBOR rate and CFC's variable commercial paper rate totaling $3,270 and $3,870 at August 31, 2001 and May 31, 2001, respectively. At both August 31, 2001 and May 31, 2001, CFC was using interest rate exchange agreements to synthetically change the interest rate from variable to fixed on $100 of collateral trust bonds and medium-term notes. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of August 31, 2001, CFC was party to foreign currency exchange agreements related to medium-term notes denominated in foreign currencies. The following chart provides details of CFC's outstanding foreign currency exchange agreements at August 31, 2001 (unaudited).

(Currency amounts in thousands)			Notional Principal Amount
Type of			U.S.	Foreign		Exchange
Debt (1)	Issue Date	Maturity Date	Dollars	Currency		Rate
MTN	February 24, 1999	February 24, 2006	$390,250	350,000	EU (2)	1.115
MTN	August 6, 2001	August 6, 2002	40,225	5,000,000	YEN (3)	124.30
MTN	August 13, 2001	August 13, 2002	40,210	5,000,000	YEN (3)	124.35
MTN	August 16, 2001	August 16, 2002	24,410	3,000,000	YEN (3)	122.90
MTN	August 20, 2001	August 20, 2002	40,684	5,000,000	YEN (3)	120.90

(1) MTN - CFC medium-term notes
(2) EU - Euros
(3) YEN- Japanese Yen

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

Market Risk

CFC's primary market risk exposure is interest rate risk. A secondary risk exposure is liquidity risk. CFC is also exposed to counterparty risk as a result of entering into interest rate and foreign currency exchange agreements.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, QUICS, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and equity maturing by year (see chart on page 29). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 5% or less of total assets. At August 31, 2001 and May 31, 2001, variable rate loans funded by fixed rate debt represented 0.02% and 0.15%, respectively, of total assets.

Variable rate loans are priced monthly based on the cost of the debt used to fund the loans; therefore, the interest rate risk is minimal on these loans. CFC uses variable rate debt, non-interest bearing members' subordinated certificates and members' equity to fund variable rate loans. At August 31, 2001 and May 31, 2001, 55% and 56%, respectively, of loans carry a variable interest rate.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years. These loans are funded by variable rate commercial paper, bank bid notes, collateral trust bonds, medium-term notes, non-interest bearing members' subordinated certificates and members' equity. The average maturity of commercial paper and bank bid notes is typically 30 to 35 days. The collateral trust bonds and medium-term notes are issued for longer periods than commercial paper, but typically much shorter than the maturity of the loans. Loan subordinated certificates are issued for the same period as the related loan. Thus, CFC is at risk if it is unable to continually roll over its commercial paper balance or issue other forms of variable rate debt to support its variable rate loans. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At August 31, 2001 and May 31, 2001, CFC had a total of $4,562 and $7,040 in revolving credit agreements and bank lines of credit.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart below). CFC also maintains shelf registrations with the Securities and Exchange Commission for its collateral trust bonds, medium-term notes and QUICS. At August 31, 2001 and May 31, 2001, CFC had effective shelf registrations totaling $875 and $175, respectively, related to collateral trust bonds, $995 and $25, respectively, related to medium-term notes and $250 and $250, respectively, related to QUICS. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At August 31, 2001 and May 31, 2001, CFC had $225 and $149, respectively, of commercial paper and $1,010 of medium-term notes outstanding to European investors. In addition, CFC had $146 and $0 of medium-term notes outstanding to Asia Pacific investors at August 31, 2001 and May 31, 2001. As of August 31, 2001, CFC had total issuance authority of $1,000 related to commercial paper and $4,000 related to medium-term notes under these programs.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements and foreign currency exchange agreements. To mitigate this risk, CFC enters into these agreements only with highly rated counterparties. At August 31, 2001 and May 31, 2001, CFC was a party to $9,734 and $9,037, respectively, of interest rate exchange agreements and $536 and $390, respectively, of foreign currency exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under any of these agreements. At August 31, 2001, CFC's interest rate exchange agreement and foreign currency exchange agreement counterparties had credit ratings ranging from A to AAA as assigned by Standard & Poor's Corporation.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody's Investors Service, Standard & Poor's Corporation and Fitch Investors Service. The following table presents CFC's credit ratings at August 31, 2001 and May 31, 2001.

	Moody's Investors	Standard & Poor's	Fitch Investors
	Service	Corporation	Service
Direct
Collateral trust bonds	Aa3	AA-	AA
Domestic and European medium-term notes	A1	A+	AA-
Quarterly income capital securities	A2	A-	A+
Domestic and European commercial paper	P-1	A-1+	F-1+

Guarantees
Leveraged lease debt	A1	A+	AA-
Pooled bonds	Aa3	A+	AA-
Other bonds	A1	A+	AA-
Short-term	P-1	A-1+	F-1+

The ratings listed above have the meaning as defined by each of the respective rating agencies, and they are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating organizations.

As a result of the level of increased exposure to CoServ and telecommunications systems, as well as the general negative outlook for electric utilities related to the problems experienced in California and the downturn in the telecommunications industry, all three of the rating agencies had CFC's ratings on negative outlook at August 31, 2001 and May 31, 2001. CFC met with all three agencies to review fiscal year 2001 performance and financial results in September 2001.

Member Investments
At August 31, 2001 and May 31, 2001, CFC's members provided 15.6% and 15.6%, respectively, of total capitalization.

MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

	(Unaudited)
	August 31,	% of	May 31,	% of
	2001	Total (1)	2001	Total (1)
Commercial paper (2)	$ 805	17%	$ 845	14%
Medium-term notes	258	4%	279	4%
Members' subordinated certificates	1,618	100%	1,582	100%
Members' equity (3)	398	100%	394	100%
Total	$3,079		$3,100
Percentage of total capitalization	15.6%		15.6%

(1) Represents the percentage of each line item outstanding to CFC members.
(2) Includes $32 and $23 related to the Daily Liquidity Fund at August 31, 2001 and May 31, 2001, respectively.
(3) Members' equity is prior to the SFAS 133 impact.

The total amount of member investments decreased slightly at August 31, 2001 compared to May 31, 2001. Total capitalization at August 31, 2001, was $19,723, a decrease of $124 over the total capitalization of $19,847 at May 31, 2001. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 17.2% and 17.0% at August 31, 2001 and May 31, 2001, respectively.

Update to Member Power Supply Information Provided in the Annual Report on Form 10-K Filed on August 29, 2001
The following information is an update to power supply data provided on page 3 of the Form 10-K.

Power supply systems are utilities that purchase or generate electric power and provide it wholesale to distribution systems for delivery to the ultimate retail consumer. Of the 61 operating power supply systems financed in whole or in part by RUS or CFC at December 31, 2000, 60 were cooperatives owned directly or indirectly by groups of distribution systems and one was government owned. Of this number, 36 had generating capacity of at least 100 megawatts, and ten had no generating capacity. Nine of the ten systems with no generating capacity operated transmission lines to supply certain distribution systems. Certain other power supply systems have been formed but do not yet own generating or transmission facilities.

At December 31, 2000, the 54 power supply systems reporting to CFC owned interests in 142 generating plants representing generating capacity of approximately 31,381 megawatts, or approximately 3.8% of the nation's estimated electric generating capacity, and served 634 RUS distribution system borrowers. Certain of the power supply systems which lease generating plants from others operate these facilities to produce their power requirements. Of the power supply systems' total generating capacity in place as of December 31, 2000, steam plants accounted for 89.7% (including nuclear capacity representing approximately 8.6% of such total generating capacity), internal combustion plants accounted for 8.2% and hydroelectric plants accounted for 2.1%.

Financial and Industry Outlook

CFC continues to benefit from the policy changes made in fiscal year 2000 to increase the amount of equity retained. During the first quarter of 2002, the balance of members' equity and subordinated certificates net of SFAS 133 adjustments increased by $41 or 2%. The increase was a result of increases of $36 to members' certificates outstanding and $5 to retained net margins. Total members' certificates and equity, prior to the impact of SFAS 133, at August 31, 2001, was $2,017 compared to $1,976 at May 31, 2001.

CFC's leverage and debt to adjusted equity ratios continued to decrease from May 31, 2001 to August 31, 2001. The leverage ratio before the effects of SFAS 133 was 7.47 at August 31, 2001 compared to 7.69 at May 31, 2001. CFC's debt to adjusted equity ratio before the effects of SFAS 133 was 5.79 at August 31, 2001, a decrease from 6.05 at May 31, 2001. The decrease to both ratios was a result of the increased retention of members' equity and subordinated certificates and the increase to the balance of the loan loss reserve as well as the reduction to the amount of debt required to fund loans outstanding. CFC expects these ratios to continue to decline during fiscal year 2002 as a result of the slower loan growth, increased retention of members' equity and subordinated certificates and increases to the loan loss reserve. CFC retired $98 of patronage capital to members in September 2001. CFC anticipates that as a result of the retirement of patronage capital in the second quarter of fiscal year 2002, the leverage and debt to adjusted equity ratios will hold stable or increase slightly during the second quarter, then continue to decline during the third and fourth quarter.

In September, the California Public Utilities Commission voted to discontinue customer choice in California. The problems faced in California may cause some states to slow their pace toward electric deregulation and, in the case of other states, cause modifications to their deregulation plans based on "lessons learned" from the California experience. At August 31, 2001, there were 13 states operating under customer choice laws. CFC had a total of 163 electric members (125 distribution, 15 power supply and 23 associate) and $7,779 of loans to electric systems in these states. Texas recently passed customer choice laws. In New York, where CFC has five electric members and $8 of loans, cooperatives are not required to file competition plans with the state utility commission. CFC continues to believe that the distribution systems, which comprise the majority of CFC's membership and loan exposure, will not be materially impacted by a move to customer choice. The experience to date has been that, even in those states where customers have a choice of alternative energy suppliers, very few customers have switched from a traditional supplier. In addition, in 3 of the 13 states operating under customer choice laws, co-ops have a choice whether to "opt in" to competition or retain a monopoly position with respect to energy sales. As of August 31, 2001, CFC has loans outstanding in the amount of $4,294 in those states. Furthermore, even if customers choose to purchase energy from an alternative supplier, the distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore the distribution systems will still be charging a fee or access tariff for the service of delivering power regardless of who supplies the power. The impact on power supply systems cannot be determined until final rules have been approved in each state with regard to stranded cost recovery.

In April 2001, Standard & Poor's Corporation downgraded CFC's long-term secured and unsecured debt ratings by one tick and placed CFC's long-term ratings on negative outlook. Moody's Investors Service and Fitch Investors Service had also placed CFC's long-term ratings on negative outlook. CFC met with each of the agencies to provide them with an annual update on its financial performance in September 2001. CFC expects that the actions it has taken to reduce the level of commercial paper outstanding, increase equity retention, manage the debt to adjusted equity and leverage ratios and increase the coverage provided by the loan loss reserve combined with the positive performance of its loan portfolio, in particular the telecommunications segment, will be viewed as moving in a positive direction by the agencies. CFC has not yet received the annual rating review reports from any of the agencies.

On June 1, 2001, CFC adopted SFAS 133. In the first quarter of 2002, CFC recognized $231 of derivative liabilities and $128 of derivative assets on its balance sheet to reflect the fair value of the derivatives at August 31, 2001. In addition, CFC booked $83 in a long-term debt valuation account to adjust certain long-term debt obligations to fair value. CFC also recognized a loss of $157 to other comprehensive income and a decrease of $28 to its net margin. As a result of the above entries, CFC's total members' equity was reduced by $185. CFC enters into interest rate exchange agreements and currency exchange agreements as part of its asset liability management strategy. As interest rates and currency exchange rates in the capital markets increase or decrease, the fair value of these derivative instruments will change. As a result of adopting SFAS 133, CFC anticipates increased volatility in reported net margin, other comprehensive income and equity. However, there is no net impact of the SFAS 133 adjustments over time on the results of operations when derivatives are held to maturity. It is CFC's policy to hold all derivatives to maturity.

CFC's operations were not affected as a result of the September 11, 2001 attacks. CFC was able to fulfill all funding requirements without drawing on its backup bank lines. Some of CFC's strategic financial partners were impacted by the disaster and experienced disruptions to their operations. CFC maintains relationships with a diverse group of strategic financial partners and was able to obtain funding through partners that were not impacted by the day's events. CFC has a full disaster recovery and business resumption plan in place. This plan has been tested and all critical applications were recovered in less than 24 hours. CFC plans to continue to test its plan and expand the scope of the tests to cover other possible disaster scenarios.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion on page 30 and 31.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 2.	Changes in Securities.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.

	A.	Exhibits.
None.

	B.	Reports on Form 8-K.

Item 7 on August 28, 2001 - Filing of Revolving Credit Agreements dated as of August 8, 2001 for $1,028,125,000 maturing on August 8, 2004, $3,084,375,000 maturing on August 7, 2002, and $450,000,000 maturing on August 7, 2002.

Item 7 on July 19, 2001 - Filing of Underwriting Agreements for 5.25% Collateral Trust Bonds due 2004 and 6.00% Collateral Trust Bonds due 2006.

Item 7 on July 9, 2001 - Filing of CFC's audited financial statements as of May 31, 2001.

Item 7 on June 15, 2001 - Amendment to Agency Agreement and Calculation Agent Agreement relating to the distribution of CFC's Medium-Term Notes, Series C, within the United States.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

/s/ Steven L. Lilly
Chief Financial Officer

/s/ Steven L. Slepian
Controller (Principal Accounting Officer)

October 15, 2001