Form 10-Q
period 2001-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2001-12-24
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Page 1 of 38

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS

(Dollar Amounts in Thousands)

A S S E T S

	November 30, 2001	May 31, 2001

Cash and cash equivalents	$122,218	$240,557

Debt service investments	2,037	24,023

Loans to members, net	19,247,667	19,351,953

Receivables	165,768	196,738

Fixed assets, net	46,943	47,337

Debt service reserve funds	86,198	86,198

Derivative assets	198,085	-

Other assets	62,731	52,036

	$19,931,647	$19,998,842

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS

(Dollar Amounts in Thousands)

L I A B I L I T I E S A N D E Q U I T Y

	November 30, 2001	May 31, 2001

Notes payable, due within one year	$4,428,310	$5,944,994

Accounts payable	17,529	18,133

Accrued interest payable	144,126	124,723

Long-term debt	12,655,423	11,376,412

Other liabilities	30,381	8,821

Derivative liabilities	278,352	-

Quarterly income capital securities	600,000	550,000

Members' subordinated certificates:
Membership subordinated certificates	641,985	641,985
Loan and guarantee subordinated certificates	1,013,270	939,875
Total members' subordinated certificates	1,655,255	1,581,860

Equity:
Members' equity	292,287	393,899
Accumulated other comprehensive loss	(170,016)	-
Total equity	122,271	393,899

Total members' subordinated certificates and equity	1,777,526	1,975,759

	$19,931,647	$19,998,842

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF OPERATIONS

(Dollar Amounts in Thousands)

For the Three and Six Months Ended November 30, 2001 and 2000

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2001	2000	2001	2000

Operating income	$302,074	$358,741	$629,903	$688,539
Less: cost of funds	204,765	289,487	445,640	558,868

Gross margin	97,309	69,254	184,263	129,671

Expenses:
General and administrative	8,447	6,282	15,903	11,917
Provision for loan losses	58,828	5,400	109,828	15,800

Total expenses	67,275	11,682	125,731	27,717

Operating margin	30,034	57,572	58,532	101,954

Extraordinary loss	(7,239)	-	(7,239)	(331)
SFAS 133 adjustment	(26,998)	-	(80,290)	-
Cumulative change in accounting principle	-	-	24,748	-

Net (loss)/margin	$(4,203)	$57,572	$(4,249)	$101,623

The accompanying notes are an integral part of these combined financial statements

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

(Dollar Amounts in Thousands)

For the Quarters Ended November 30, 2001 and 2000

	Total	Memberships	Education Fund	Accumulated Other Comprehensive Income/(Loss)	Unallocated Margin	Patronage Capital Allocated
						General Reserve Fund	Other

Quarter ended November 30, 2001:
Balance as of August 31, 2001	$212,772	$1,510	$840	$(157,144)	$29,247	$498	$337,821
Patronage capital	(74,243)	-	-	-	47	-	(74,290)
Margin	22,795	-	-	-	22,795	-	-
SFAS 133 adjustment	(39,870)	-	-	(12,872)	(26,998)	-	-
Other	817	-	(44)	-	1	-	860
Balance as of November 30, 2001	$122,271	$1,510	$796	$(170,016)	$25,092	$498	$264,391

Quarter ended November 30, 2000:
Balance as of August 31, 2000	$308,826	$1,539	$1,030	$-	$62,669	$500	$243,088
Net margin	57,572	-	-	-	57,572	-	-
Other	(125)	3	(127)	-	-	-	(1)
Balance as of November 30, 2000	$366,273	$1,542	$903	$-	$120,241	$500	$243,087

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

(Dollar Amounts in Thousands)

For the Six Months Ended November 30, 2001 and 2000

	Total	Memberships	Education Fund	Accumulated Other Comprehensive Income/(Loss)	Unallocated Margin	Patronage Capital Allocated
						General Reserve Fund	Other

Six months ended November 30, 2001:
Balance as of May 31, 2001	$393,899	$1,510	$744	$-	$29,293	$498	$361,854
Cumulative change in
accounting principle	(157,163)	-	-	(181,911)	24,748	-	-
Patronage capital	(98,276)	-	-	-	47	-	(98,323)
Margin	51,293	-	-	-	51,293	-	-
SFAS 133 adjustment	(68,395)	-	-	11,895	(80,290)	-	-
Other	913	-	52	-	1	-	860
Balance as of November 30, 2001	$122,271	$1,510	$796	$(170,016)	$25,092	$498	$264,391

Six months ended November 30, 2000:
Balance as of May 31, 2000	$341,217	$1,538	$927	$-	$18,618	$500	$319,634
Patronage capital	(77,439)	-	-	-	-	-	(77,439)
Net margin	101,623	-	-	-	101,623	-	-
Other	872	4	(24)	-	-	-	892
Balance as of November 30, 2000	$366,273	$1,542	$903	$-	$120,241	$500	$243,087

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

For the Six Months Ended November 30, 2001 and 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/margin	$(4,249)	$101,623
Add/(deduct):
Provision for loan losses	109,828	15,800
Depreciation	1,836	1,086
Amortization of deferred income	(163)	(702)
Cumulative change in accounting principle	(24,748)	-
SFAS 133 adjustment	80,290	-
Amortization of issuance costs and deferred charges	5,603	3,370
Extraordinary loss on retirement of long-term debt	7,239	331
Changes in operating assets and liabilities:
Receivables	31,896	(46,594)
Accounts payable	(604)	(5,583)
Accrued interest payable	19,403	14,047
Other	(25,930)	(3,312)

Net cash provided by operating activities	200,401	80,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(3,177,398)	(4,494,829)
Principal collected on loans	3,171,855	2,209,381
Net investment in fixed assets	(1,442)	(4,234)

Net cash used in investing activities	(6,985)	(2,289,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments)/issuance of notes payable, net	(1,230,215)	2,393,544
Debt service investments, net	21,986	(1,085)
Proceeds from issuance of long-term debt	2,798,302	1,748,128
Payments for retirement of long-term debt	(2,075,866)	(2,212,098)
Proceeds from issuance of quarterly income capital securities	175,000	-
Proceeds from issuance of members' subordinated certificates	90,207	199,095
Retirement of members' subordinated certificates	(17,739)	(6,046)
Payments for retirement of patronage capital	(73,430)	(59,961)

Net cash (used in)/provided by financing activities	(311,755)	2,061,577

NET DECREASE IN CASH AND CASH EQUIVALENTS	(118,339)	(148,039)
BEGINNING CASH AND CASH EQUIVALENTS	240,557	246,028
ENDING CASH AND CASH EQUIVALENTS	$122,218	$97,989

Supplemental disclosure of cash flow information:
Cash paid during six-month period for interest	$428,716	$549,960

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

(1) General Information and Accounting Policies

(a) General Information

National Rural Utilities Cooperative Finance Corporation ("CFC") is a private, not-for-profit cooperative association that provides supplemental financing and related financial service programs for the benefit of its members. CFC was incorporated in the District of Columbia in April 1969. Membership is limited to certain cooperatives, not-for-profit corporations, public bodies and related service organizations, as defined in CFC's Bylaws. CFC is exempt from the payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code. CFC's 1,045 members as of November 30, 2001 included 901 utility members, virtually all of which are consumer-owned cooperatives, 72 service members and 72 associate members.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. At November 30, 2001, RTFC had 515 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

In September 2001, the CFC and RTFC boards of directors approved changes in the governance of RTFC and on October 9, 2001, RTFC received consents from a majority of its members, making the changes effective. CFC is no longer a member of RTFC and no longer appoints directors to the RTFC board of directors. In October 2001, RTFC refunded the $1,000 membership interest to CFC. As CFC manages the affairs of RTFC through a long-term management agreement and provides RTFC with all of its financing, CFC continues to combine RTFC's financial statements with those of CFC. As of November 30, 2001, CFC had committed to lend RTFC up to $10 billion to fund loans to its members and their affiliates.

CFC and RTFC members operate in 49 states, the District of Columbia and three U.S. territories.

In the opinion of management, the accompanying combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC and RTFC as of November 30, 2001 (unaudited) and May 31, 2001, and the combined results of operations, cash flows and changes in equity for the three months and six months ended November 30, 2001 (unaudited) and November 30, 2000 (unaudited).

The notes to combined financial statements for the years ended May 31, 2001 and 2000 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 2001, filed on August 29, 2001.)

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

RTFC had outstanding loans and unadvanced loan commitments totaling $6,146 million and $6,454 million as of November 30, 2001 and May 31, 2001, respectively. RTFC's net margin is allocated to RTFC's borrowers, its patrons.

Summary financial information relating to RTFC is presented below:

	(Unaudited)
(Dollar amounts in thousands)	November 30, 2001	May 31, 2001
Outstanding loans to members and their affiliates	$5,267,733	$5,325,399
Total assets	5,793,859	5,807,921
Notes payable to CFC	5,221,415	5,304,881
Total liabilities	5,295,953	5,368,244
Members' subordinated certificates	442,703	396,846
Members' equity (1)	55,203	42,831

	(Unaudited)
	For the six months ended
(Dollar amounts in thousands)	November 30, 2001	November 30, 2000
Operating income	$196,776	$202,492
Net margin (1)	1,978	2,080

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement or to be recorded in other comprehensive income, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for all fiscal years beginning after June 15, 2000. CFC adopted this statement on June 1, 2001.

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

For the six months ended November 30, 2001, the net impact on CFC for the adoption of SFAS 133 including the above transition adjustments was to record a derivative asset of $198 million, a derivative liability of $278 million, a long-term debt valuation allowance of $145 million, a loss of $46 million representing the change in fair value of derivatives and long-term debt for the six months ended November 30, 2001, amortization totaling $9 million related to the transition adjustment recorded in June 2001 and a loss of $170 million recorded to other comprehensive income.

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

At November 30, 2001, CFC was a party to $10,397 million of interest rate exchange agreements and $536 million of currency exchange agreements. The interest rate and currency exchange agreements outstanding at November 30, 2001 include the following:

* Interest rate exchange agreements that are designated as and qualify as hedges.

Interest rate exchange agreements totaling $3,858 million in which CFC pays the 30-day federal commercial paper rate and receives a fixed rate are designated as fair value hedges. CFC uses these hedges to synthetically change the rate on collateral trust bonds and medium-term notes from fixed to variable. This debt is used to fund CFC variable rate loans, the interest rate of which is based on the cost of CFC commercial paper. These interest rate exchange agreements qualify as SFAS 133 hedges, therefore both the change in the fair value of the interest rate exchange agreements and the change in the fair value of underlying hedged debt is recorded in earnings for the quarter. The net impact on earnings for the quarter and six months ended November 30, 2001 was the recognition of $3 million and $39 million of income, respectively, which represents the ineffectiveness of the hedging relationship.

* Currency exchange agreements that are designated as and qualify as hedges.

Currency exchange agreements totaling $390 million in which CFC receives Euros and pays U.S. dollars and currency exchange agreements totaling $146 million in which CFC receives Japanese Yen and pays U.S. dollars are designated as and qualify as effective cashflow hedges. All changes in fair value on these currency exchange agreements are recorded as other comprehensive income and reported in the statement of changes in equity. The net impact on other comprehensive income for the quarter and six months ended November 30, 2001 was a loss of $19 million and $112 million, respectively. No amount of the other comprehensive income on these swaps will be amortized into earnings. The currency exchange agreements in which CFC receives Euros mature in February 2006 and the currency exchange agreements in which CFC receives Japanese Yen mature in August 2002.

* Interest rate exchange agreements that are not designated as and do not qualify as hedges.

Interest rate exchange agreements totaling $2,619 million in which CFC pays a fixed rate and receives the 30-day federal commercial paper rate are used to synthetically fix the rate on CFC commercial paper that is used to fund long-term fixed rate loans.

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

Interest rate exchange agreements totaling $650 million in which CFC pays a fixed rate and receives a LIBOR based rate are used to synthetically change the rate on debt from a variable rate to a fixed rate.

None of these interest rate exchange agreements qualify for hedge accounting; therefore, all changes in fair value are recorded in earnings beginning June 1, 2001. The net impact on earnings for the quarter and six months ended November 30, 2001 was a loss of $29 million and $94 million, respectively, which includes $6 million and $9 million, respectively, of amortization of other comprehensive income from the transition adjustment. A transition adjustment totaling $67 million was recorded to other comprehensive income on June 1, 2001 related to these interest rate exchange agreements. This adjustment will be amortized into earnings over the remaining life of the agreements. A total of $23 million will be amortized over the next 12 months. The amortization will continue through April 2029, the final maturity date for interest rate exchange agreements included in the transition adjustment.

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

On September 4, 2001, CFC effected the early redemption of $123 million of collateral trust bonds that were issued under the 1972 indenture. At November 30, 2001, there was only one series of bonds outstanding under the 1972 indenture.

(3)	Loans Pledged as Collateral to Secure Collateral Trust Bonds

At November 30, 2001 and May 31, 2001, mortgage notes representing approximately $6,153 million and $5,612 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure collateral trust bonds. Both the 1972 indenture and the 1994 indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC's revolving credit agreement (see Note 7), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding. Collateral trust bonds outstanding at November 30, 2001 and May 31, 2001 were $5,818 million and $4,739 million, respectively.

(4)	Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level considered to be adequate in relation to the quality and size of its loan and guarantee portfolio. CFC makes regular additions to the allowance for loan losses. These additions are required to maintain the allowance at an adequate level based on an assessment of changes in the credit risk profile of CFC's loan portfolio. On a quarterly basis, CFC reviews the adequacy of the loan loss allowance based on a variety of factors including the financial performance of its borrowers and general economic conditions. The allowance is based on estimates, and accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized below for the six months ended November 30, 2001 and the year ended May 31, 2001.
	(Unaudited)
(Dollar amounts in thousands)	November 30, 2001	May 31, 2001
Balance at beginning of year	$331,997	$228,292
Provision for loan losses	109,828	105,204
Charge-offs	(25,306)	(1,499)
Balance at end of quarter	$416,519	$331,997
Loan loss allowance as a percentage of:
Gross loans	2.12%	1.69%
Gross loans and guarantees	1.92%	1.52%
Total nonperforming and restructured loans	27.23%	22.65%

(5)	Members' Subordinated Certificates

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

Equity includes fees paid to become a CFC member; current year's unallocated margin; prior years margins that have been allocated to members, but not retired; an education fund; a members' capital reserve; and the impact of SFAS 133 (total other comprehensive income, change in accounting principle and SFAS 133 adjustment). Cooperatives are required to pay a fee of $100 to $1,000 to become a member of CFC. CFC retains the current year net margin as unallocated. At the end of each year, CFC allocates its net margin (1) to members based on their patronage, (2) to an education fund and (3) to a members' capital reserve. CFC annually allocates to its members the net margin required to achieve a 1.12 Times Interest Earned Ratio ("TIER"). A small amount of net margin is allocated annually to the education fund and any remaining net margin is allocated to the members' capital reserve. Distributions are made annually from the education fund to member cooperatives to assist in the teaching of cooperative principles. The members' capital reserve represents retained net margins that have not been allocated to members and are used in the general operations of CFC. In the second quarter of the following year, CFC retires 70% of the net margin allocated for the prior year. Under current policy, CFC retains the other 30% of allocated margin for 15 years.

On September 4, 2001, CFC's board of directors authorized the retirement of $98 million of allocated net margins. This amount represented 70% of the net margin allocated for fiscal year 2001 and one-ninth of the net margins allocated for fiscal years 1991, 1992 and 1993. The remaining 30% of the fiscal year 2001 allocation is retained by CFC and used to fund operations for 15 years and then retired. The retirement of net margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the new retirement cycle and will last through fiscal year 2008. After that time and under current policy, retirements will be comprised of the 70% of net margins from the prior year and remaining portion of net margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter). The $98 million retired by CFC in September 2001 includes $25 million to RTFC. RTFC will retire 70% of its fiscal year 2001 net margin, which includes the allocation from CFC, in the third quarter of fiscal year 2002. Future retirements of allocated net margins will be made annually as determined by CFC's and RTFC's Boards of Directors with due regard for CFC's and RTFC's financial condition. The Boards of Directors for CFC and RTFC have the authority to change the policy for allocating and retiring net margins at any time.

At November 30, 2001 and May 31, 2001 the total equity included the following components:

	(Unaudited)
(Dollar amounts in thousands)	November 30, 2001	May 31, 2001
Membership fees	$1,510	$1,510
Education fund	796	744
Allocated net margin	264,889	362,352
Unallocated margin	80,634	29,293
Cumulative change in accounting principle*	24,748	-
SFAS 133 adjustment*	(80,290)	-
Total members' equity	292,287	393,899
Accumulated other comprehensive loss*	(170,016)	-
Total equity	$122,271	$393,899
* Items related to adoption of SFAS 133.

(7)	Credit Arrangements

As of November 30, 2001 and May 31, 2001, CFC had three revolving credit agreements totaling $4,562 million and $7,040 million, respectively, which are used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation ("NCSC") guaranteed by CFC and the adjustable or floating/fixed rate tax-exempt bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under the three-year agreement, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. Under a 364-day agreement, CFC may borrow $3,084 million. These credit agreements were entered into with a syndicate of 23 banks with J.P. Morgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, The Chase Manhattan Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and Bank One, N.A., ABN Amro Bank N.V. and The Bank of Nova Scotia as Documentation Agents. In addition, CFC entered into a second 364-day agreement for $450 million with a syndicate of eight banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent, BNP Paribas as Syndication Agent and Toronto Dominion (Texas), Inc., The Bank of Tokyo- Mitsubishi, Ltd., New York Branch and Bank One, N.A. as Co-Documentation Agents. Both of the 364-day agreements have a revolving credit period that terminates on August 7, 2002 during which CFC can borrow subject to appropriate conditions, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period.

In connection with the three-year facility, CFC pays a per annum facility fee of 0.1 of 1% based on the pricing schedule. The facility fee and the applicable margin for the three-year facility are based on CFC's senior unsecured credit ratings. The facility fee for both of the 364-day facilities is .085 of 1%. Up-front fees between .050 to .080 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate approximately $3 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments and the senior unsecured debt ratings decline below AA- or Aa3, a utilization fee of .125 of 1% must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio, prior to SFAS 133 adjustments, over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio, prior to SFAS 133 adjustments, of at least 1.05 for the preceding fiscal year. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and quarterly income capital securities. Senior debt includes guarantees; however, it excludes:
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

As of November 30, 2001 and May 31, 2001, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the facilities, CFC classified $4,562 million and $4,637 million, respectively, of its notes payable outstanding as long-term debt at November 30, 2001 and May 31, 2001. CFC expects to maintain more than $4,562 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the 364-day facilities, subject to the conditions therein.

(8)	Unadvanced Loan Commitments

As of November 30, 2001 and May 31, 2001, CFC had unadvanced loan commitments, summarized by type of loan.

	(Unaudited)
(Dollar amounts in thousands)	November 30, 2001	May 31, 2001
Long-term	$6,266,579	$7,499,679
Intermediate-term	632,147	352,821
Short-term	4,815,632	4,825,576
Telecommunications	878,622	1,148,869
Total unadvanced loan commitments	$12,592,980	$13,826,945

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

(9) Guarantees

As of November 30, 2001 and May 31, 2001, CFC had guaranteed the following contractual obligations of its members.

	(Unaudited)
(Dollar amounts in thousands)	November 30, 2001	May 31, 2001
Long-term tax-exempt bonds (1)	$966,245	$979,725
Debt portions of leveraged lease transactions (2)	44,490	103,794
Indemnifications of tax benefit transfers (3)	220,901	232,930
Letters of credit (4)	390,062	370,592
Other guarantees (5)	452,716	444,640
Total	$2,074,414	$2,131,681

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

Of the amounts shown above, $875 million and $886 million as of November 30, 2001 and May 31, 2001, respectively, are adjustable or floating rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers.

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

(3)

CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. The amounts shown represent CFC's maximum potential liability at November 30, 2001 and May 31, 2001. However, the amounts of such guarantees vary over the lives of the leases. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured pari passu with RUS by a first lien on substantially all of the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in Federal tax law, no further guarantees of this nature are anticipated.

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

(5)	At November 30, 2001 and May 31, 2001, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $332 million and $323 million, respectively.

(10)	Derivative Financial Instruments

At November 30, 2001 and May 31, 2001, CFC was a party to interest rate exchange agreements totaling $10,397 million and $9,037 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically fix the interest rate on $2,619 million as of November 30, 2001 and $2,509 million as of May 31, 2001 of its variable rate commercial paper. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $3,858 million and $2,558 million of collateral trust bonds and medium- term notes as of November 30, 2001 and May 31, 2001, respectively. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three-month LIBOR rate and CFC's variable commercial paper rate totaling $3,270 million and $3,870 million at November 30, 2001 and May 31, 2001, respectively. At November 30, 2001 and May 31, 2001, CFC was using interest rate exchange agreements to synthetically change the interest rate from variable to fixed on $650 million and $100 million, respectively, of collateral trust bonds and medium-term notes. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

The following table lists the notional principal amounts of CFC's interest rate exchange agreements at November 30, 2001 and May 31, 2001, respectively.

(Dollar amounts in thousands)		Notional Principal Amount				Notional Principal Amount
		(Unaudited)				(Unaudited)
		November 30,	May 31,			November 30,	May 31,
Maturity Date		2001	2001	Maturity Date		2001	2001
June-2001	(1)	$-	$600,000	November-2004	(2)	$512,500	$118,000
July-2001	(1)	-	1,000,000	January-2005	(2)	8,000	8,000
September-2001	(2)	-	34,810	April-2005	(2)	97,820	97,820
December -2001	(1)	-	400,000	August-2005	(2)	475,000	475,000
February-2002	(1)	360,000	420,000	November-2005	(2)	272,250	273,625
February-2002	(3)	533,000	533,000	April-2006	(2)	100,000	100,000
April-2002	(1)	750,000	750,000	May-2006	(3)	1,800,000	1,500,000
May-2002	(1)	360,000	300,000	November-2006	(2)	150,000	-
August-2002	(1)	700,000	400,000	September-2007	(2)	75,471	77,780
December-2002	(1)	400,000	-	January-2008	(2)	14,000	14,000
January-2003	(2)	22,375	22,375	July-2008	(2)	40,400	40,400
February-2003	(3)	525,000	525,000	September-2008	(2)	63,075	64,320
April-2003	(2)	75,000	75,000	October-2008	(2)	33,512	33,512
June-2003	(2)	48,000	48,000	April-2009	(2)	26,400	26,400
July-2003	(1)	700,000	-	October-2011	(2)	180,000	-
August-2003	(2)	100,000	100,000	January-2012	(2)	13,000	13,000
September-2003	(2)	87,370	91,230	February-2012	(2)	8,500	8,500
October-2003	(2)	38,961	50,438	December-2013	(2)	169,400	169,400
November-2003	(2)	272,250	273,626	June-2018	(2)	4,998	5,000
July-2004	(3)	1,000,000	-	December-2026	(2)	48,185	48,185
September-2004	(2)	9,460	12,355	September-2028	(2)	115,660	117,100
October-2004	(2)	141,700	144,700	April-2029	(2)	66,000	66,000
						$10,397,287	$9,036,576
(1)		Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(2)		Under these agreements, CFC pays a fixed rate of interest and receives a variable rate of interest.
(3)		Under these agreements, CFC pays a variable rate of interest and receives a fixed rate of interest.

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

At November 30, 2001, CFC had medium-term notes outstanding that were denominated in foreign currencies. CFC entered into exchange agreements related to each foreign denominated issue. The following chart provides details of CFC's outstanding foreign currency exchange agreements at November 30, 2001 (unaudited).

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
(1) MTN - CFC medium-term notes
(2) EU - Euros
(3) YEN- Japanese Yen

CFC entered into these exchange agreements to sell the amount of foreign currency received from the investor for U.S. dollars on the issuance date and to buy the amount of foreign currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss (except in the case of a counterparty default or unwind of the transaction), which might otherwise have been produced by the foreign currency borrowing. CFC includes the difference between the amount of U.S. dollars received at issuance and the amount of U.S. dollars required to purchase the foreign currency at the interest payment dates and at maturity as interest expense.

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

(a) At November 30, 2001 and May 31, 2001, CFC had nonperforming loans in the amount of $18 million and $1 million, respectively. At November 30, 2001 and May 31, 2001, all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income.

At November 30, 2001 and May 31, 2001, CFC had restructured loans in the amount of $1,511 million and $1,465 million, respectively. A total of $553 million and $551 million of the restructured loans at November 30, 2001 and May 31, 2001, respectively, were on accrual status with respect to the recognition of interest income. CFC accrued a total of $19 million and $14 million of interest income on restructured loans during the six months ended November 30, 2001 and November 30, 2000, respectively.

(b) CFC classified $1,529 million and $1,465 million, respectively, of the amount described in Note 11(a) as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15 and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an Amendment of SFAS 114 at November 30, 2001 and May 31, 2001. CFC reserved $148 million and $155 million of the loan loss allowance for such impaired loans at November 30, 2001 and May 31, 2001, respectively. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $19 million and $14 million on loans classified as impaired during the six months ended November 30, 2001 and November 30, 2000, respectively. The average recorded investment in impaired loans for the six months ended November 30, 2001 was $1,502 million compared to $936 million for the year ended May 31, 2001.

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

At November 30, 2001 and May 31, 2001, CFC had the following exposure to Deseret:

	(Unaudited)
(Dollar amounts in millions)	November 30, 2001	May 31, 2001
Loans outstanding (1)	$553	$551
Guarantees outstanding:
Tax benefit transfers	1	1
Mine equipment leases	39	42
Letters of credit	31	58
Other (2)	12	13
Total guarantees	83	114
Total exposure	$636	$665

(1) As of November 30, 2001, the loan balance of $553 million to Deseret is comprised of $178 million of cash flow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC, $266 million related to the redemption of the Bonanza secured lease obligation bonds, $81 million related to the purchase of RUS loans, $18 million related to the original CFC loan to Deseret and $10 million related to the settlement of the foreclosure litigation.

(2) Other guarantees include a guarantee of certain operational and maintenance expenses.

Deseret has made all payments required by the ORA. CFC received minimum cash flow payments totaling $38 million and excess cash payments totaling $27 million during the year ended May 31, 2001. During the six months ended November 30, 2001, CFC received minimum cashflow payments totaling $17 million. Subsequent to the end of the quarter, on December 21, 2001, CFC received a payment of $50 million from Deseret. The payment represents the majority of the excess cash generated by Deseret during 2001. Under the ORA, CFC keeps 75% of excess cash payments and applies the remaining 25% against the balance of the member participation loans.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(d) At November 30, 2001 and May 31, 2001, CFC had a total of $958 million and $914 million, respectively, in restructured loans outstanding to Denton County Electric Cooperative, Inc., d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative. CFC had a total of $37 million and $12 million in performing loans outstanding to CoServ at November 30, 2001 and May 31, 2001, respectively, in addition to the restructured loans. Total loans to CoServ at November 30, 2001 and May 31, 2001 represented 4.6% and 4.2%, respectively, of CFC's total loans and guarantees outstanding.

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

On March 16, 2001, CFC and CoServ signed a master restructure agreement. The agreement restructures debt obligations of CoServ totaling $906 million over the next 35 years, $889 million of loans outstanding and $17 million of unpaid interest through the closing date. All obligations under the agreement are secured by a first priority lien on substantially all of the assets and revenues of CoServ and its major subsidiaries. Substantially all of the obligations are cross-collateralized and have cross-default provisions. CFC also agreed to lend additional amounts to CoServ to fulfill existing real estate commitments, to continue building out telecommunications infrastructure, and to provide the majority of future capital expenditure requirements for the electric distribution system through 2004. Based on the terms of the restructure agreement, CFC anticipates that the loan balance outstanding to CoServ will reach a maximum of approximately $1 billion during CFC's fiscal year 2002 and then begin to decline.

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

Telecommunications asset dispositions did not occur as required under the restructure agreement. On September 27, 2001, CFC initiated litigation in the United States District Court for the Northern District of Texas (Dallas Division), asserting that CoServ was in default of the agreement and seeking injunctive and other relief. CoServ has not yet answered the complaint, but has counterclaimed alleging that CFC is in breach of its funding obligations to CoServ under the agreement and fraudulently induced it to sign the agreement. To date, no discovery has been conducted. However, based on a plain reading of the contract provisions in dispute, CFC believes that it has a substantial likelihood of success on its claim based on the merits and meritorious defenses to CoServ's counterclaim. Due to the bankruptcy filing described below, CFC and CoServ have agreed to stay action in this case.

On November 30, 2001, CoServ voluntarily filed for Chapter 11 reorganization for some of its telephone and cable subsidiaries (debtors in possession). The Chapter 11 petition was filed in the United States Bankruptcy Court, Northern District of Texas, in Fort Worth, TX. CoServ took this action as part of a plan to sell the telecommunications assets. CoServ has stated that it does not believe that this action will affect the service it provides to its customers. On December 20, 2001, the court entered an order approving a CFC $5 million loan facility with a three-month maturity to debtors in possession.  Advances under the facility are subject to certain conditions.  CFC may withdraw unadvanced amounts at its discretion.

With the filing by the telecommunications companies under Chapter 11, CoServ is now in default under the loan agreement put in place as a part of the master restructure agreement. At this time CFC has not taken any action nor waived any rights based upon this default.

All restructured loans to CoServ were on nonaccrual status through November 30, 2001. CFC will re-evaluate placing the loans on accrual status on a quarterly basis based on CoServ's performance and the level of proceeds received from asset sales. CFC has been receiving funds on a monthly basis from the CoServ real estate development business. On September 28, 2001, CoServ made the first $7.5 million quarterly payment required by the restructure agreement.

Based on its analysis, CFC believes that it is adequately reserved against loss on its loans to CoServ.

(e) Energy Co-Opportunity ("ECO") was incorporated in the state of Delaware in 1998. ECO was organized by rural electric cooperatives with the assistance of CFC. ECO has an eleven-member board of directors selected from its membership of approximately 300 cooperatives. ECO sells propane tanks to its members, and through an investment in H Power will be involved in the distribution of fuel cells. ECO members have assisted with the field testing of H Power fuel cells. ECO has not been able to generate sufficient income from its business and will need additional funding. CFC will not provide additional loan facilities to ECO at this time. ECO has reached an agreement with H Power under which H Power will provide $7.5 million in funding to ECO over the next 24 months. ECO is in payment default on its CFC loans.

CFC and ECO expect to sign a restructure agreement that will defer all principal and interest payments on the loans until final maturity on December 31, 2003.

CFC had a total of $31.8 million in loans to ECO, which were secured by all assets and revenues of ECO and its affiliates, including 4.75 million shares of H Power stock. On November 30, 2001, CFC wrote off $19.5 million of the loan balance, resulting in a reported balance of $12.3 million. This write-off was based on the value of H Power stock at November 30, 2001. CFC continues to hold the 4.75 million shares of H Power stock as collateral. CFC has placed all loans to ECO on non-accrual status and will apply all payments received against principal.

CFC believes that it is adequately reserved against a loss on its loans to ECO.

(f) During the quarter ended November 30, 2001, CFC wrote off $5 million related to an indemnity agreement with a borrower, and a $1 million unsecured loan to another borrower.

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

At November 30, 2001, RTFC did not maintain a loan loss allowance, but CFC maintained a loss allowance on its loans to RTFC. On October 9, 2001, CFC and RTFC executed a guaranty agreement which provided a guaranty to RTFC against loan losses based on the portion of CFC's loan loss reserve related to loans to RTFC. RTFC will pay a guaranty fee which is consistent with other member guarantees.

The following chart contains the income statement for the six months ended November 30, 2001 (unaudited) and the total assets at November 30, 2001 (unaudited).

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$433,127	$196,776	$629,903
Less: cost of funds	251,469	194,171	445,640
Gross margin	181,658	2,605	184,263

General and administrative expenses	15,276	627	15,903
Provision for loan losses	109,828	-	109,828
Total expenses	125,104	627	125,731
Operating margin	56,554	1,978	58,532
Extraordinary loss	(7,239)	-	(7,239)
SFAS 133 adjustment	(80,290)	-	(80,290)
Cumulative change in accounting principle	24,748	-	24,748
Net (loss)/margin	$(6,227)	$1,978	$(4,249)

Assets:
Loans outstanding, net	$13,979,934	$5,267,733	$19,247,667
Other assets	157,854	526,126	683,980
Total assets	$14,137,788	$5,793,859	$19,931,647

The following chart contains the income statement for the six months ended November 30, 2000 (unaudited) and the total assets at November 30, 2000 (unaudited).

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$486,047	$202,492	$688,539
Less: cost of funds	358,616	200,252	558,868
Gross margin	127,431	2,240	129,671

General and administrative expenses	11,757	160	11,917
Provision for loan losses	15,800	-	15,800
Total expenses	27,557	160	27,717
Operating margin	99,874	2,080	101,954
Extraordinary loss	(331)	-	(331)
Net margin	$99,543	$2,080	$101,623

Assets:
Loans outstanding, net	$13,642,275	$5,077,126	$18,719,401
Other assets	60,898	455,793	516,691
Total assets	$13,703,173	$5,532,919	$19,236,092

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

*	Interest rates - CFC interest rates generally move with rates in the capital markets. CFC includes an adder in its loan rate to generate a margin. The adder is a percentage of funding cost. If rates decrease, the gross margin earned on loans outstanding may decrease as well.
*	Loan funding - Risks associated with the funding of loans are discussed in detail in the market risk and matched funding sections of this management discussion and analysis.
*	Borrowers - CFC's borrowers are generally located in rural areas throughout the United States and its territories. The borrowers vary in size, management experience and the extent to which they have expanded into diversified activities outside of electric service or local exchange telephone service. CFC borrowers are concentrated in the electric utility and telecommunications industries. Problems in either industry could impact the borrowers' ability to repay CFC loans. Please refer to CFC's Form 10-K for five years of composite financial results as reported by CFC's borrowers.
*	Rural Utilities Service ("RUS") approved loan and guarantee funding levels - Direct RUS loans and loans from the Federal Financing Bank ("FFB") with an RUS guarantee are the lowest cost option for CFC's members. Further increases in RUS direct loan or loan guarantee levels may impact demand for loans from CFC.
*	Borrower performance under restructure agreements - At November 30, 2001, CFC had a total of $1,511 of loans that had been restructured to assist the borrowers in meeting their debt service requirements. Deseret Generation & Transmission Co-operative ("Deseret"), with $553 of restructured loans, has been performing as required since the agreement was signed in 1996. The remaining $958 of restructured loans were outstanding to Denton County Electric Cooperative, Inc., d/b/a CoServ Electric ("CoServ"). Loans to CoServ were restructured in March 2001 under an agreement that runs through 2036. On November 30, 2001, CoServ filed Chapter 11 bankruptcy for certain of its telecommunications companies. By filing for bankruptcy, CoServ is in default under the restructure agreement. For more information on these restructured loans, see Note 11 to the combined financial statements.

The forward-looking statements are based on management's then current views and assumptions regarding future events and operating performance. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Financial Condition

Assets

At November 30, 2001, CFC had $19,932 in total assets, a decrease of $67 or 0.3% from the balance of $19,999 at May 31, 2001. Net loans outstanding to members totaled $19,248 at November 30, 2001, a decrease of $104 compared to a total of $19,352 at May 31, 2001. Net loans represented 97% and 97% of total assets at November 30, 2001 and May 31, 2001, respectively. The remaining assets, $684 and $647 at November 30, 2001 and May 31, 2001, respectively, consisted of other assets to support CFC's operations. Included in assets at November 30, 2001 is $198 of derivative assets attributable to the adoption of Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, which requires CFC to reflect the fair market value of its derivatives on the balance sheet. Except as required for the debt service account and unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

Loans to Members

The following chart provides a breakout of the loans outstanding by member class and loan program.

	(Unaudited)		Increase/
	November 30, 2001	May 31, 2001	(Decrease)
Long-term loans:
Electric	$11,445	$11,185	$260
Telephone	5,020	4,934	86
Total long-term loans	16,465	16,119	346
Intermediate-term loans:
Electric	239	332	(93)
Telephone	8	14	(6)
Total intermediate-term loans	247	346	(99)
Short-term loans:
Electric	998	1,194	(196)
Telephone	234	377	(143)
Total short-term loans	1,232	1,571	(339)
RUS guaranteed loans	191	182	9
Nonperforming and restructured loans	1,529	1,466	63
Total loans	19,664	19,684	(20)
Loan loss allowance	(416)	(332)	(84)
Net loans	$19,248	$19,352	$(104)

Percentage of loans with a fixed interest rate	49%	44%
Percentage of loans with a variable interest rate	51%	56%
Percentage of long-term loans	92%	90%
Percentage of short-term loans	8%	10%

Loans outstanding decreased from May 31, 2001 to November 30, 2001 due primarily to the prepayment of two RTFC loans totaling $175. Loan growth continued to be impacted by the significant increase of insured loans and loan guarantees authorized by RUS. Loans from the FFB with an RUS guarantee represent the lowest cost option for rural electric utilities.

Long-term fixed rate loans represented 53% and 49% of total long-term loans at November 30, 2001 and May 31, 2001, respectively. Loans converting from a variable rate to a fixed rate for the six months ended November 30, 2001 totaled $896, which was offset by $17 of loans that converted from the fixed rate to the variable rate. For the six months ended November 30, 2000, loans converting from a variable rate to a fixed rate totaled $1,171, which was offset by $7 of loans that converted from the fixed rate to the variable rate. This resulted in a net conversion of $879 from the variable rate to a fixed rate for the six months ended November 30, 2001, compared to a net conversion of $1,164 for the six months ended November 30, 2000.

Liabilities and Equity

Liabilities and equity totaled $19,932 at November 30, 2001, a decrease of $67 or 0.3% from the balance of $19,999 at May 31, 2001. The decrease to total liabilities and equity at November 30, 2001 was primarily due to the $1,517 decrease in notes payable outstanding offset by the $1,279 increase in long-term debt and a net increase to all other liabilities and equity of $171 including $198 as a result of adopting SFAS 133. Total debt outstanding at November 30, 2001 was $17,683, a decrease of $188 compared to the May 31, 2001 balance of $17,871. On September 4, 2001, CFC effected the early redemption of $123 of collateral trust bonds.

Notes Payable and Long-Term Debt
The following chart provides a breakout of debt outstanding.

	(Unaudited)		Increase/
	November 30, 2001	May 31, 2001	(Decrease)
Notes payable:
Commercial paper (1)	$4,863	$6,094	$(1,231)
Bank bid notes	100	100	-
Long-term debt with remaining
maturities less than one year	3,902	4,388	(486)
Quarterly income capital securities	125	-	125
Commercial paper reclassified as long-term	(4,562)	(4,637)	75
Total notes payable	4,428	5,945	(1,517)
Long-term debt:
Collateral trust bonds	5,418	4,639	779
Medium-term notes	2,530	2,100	430
Commercial paper reclassified as long-term	4,562	4,637	(75)
Long-term debt valuation allowance	145	-	145
Total long-term debt	12,655	11,376	1,279
Quarterly income capital securities	600	550	50
Total debt outstanding	$17,683	$17,871	$(188)

Percentage of fixed rate debt (2)	45%	42%
Percentage of variable rate debt (3)	55%	58%
Percentage of long-term debt	75%	67%
Percentage of short-term debt	25%	33%

(1) Includes $43 and $23 related to the daily liquidity fund at November 30, 2001 and May 31, 2001, respectively.

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

On November 2, 2001, CFC issued $200 of medium-term notes with a two-year maturity and a floating rate and used the proceeds to pay down maturing commercial paper. CFC simultaneously entered into interest rate exchange agreements to synthetically change the interest rate on a portion of these medium-term notes from variable to fixed. CFC issued the long-term debt as replacement for its short-term commercial paper to reduce the reliance on its ability to continually roll-over the commercial paper portfolio to fund long-term variable rate loans.

CFC issued $175 of 7.40% QUICS on October 26, 2001 and has notified the trustee that it intends to redeem the $125 of 8% QUICS issued in 1996, with a call date of December 31, 2001.

Subordinated Certificates and Equity
The following chart provides a breakout of members' subordinated certificates and equity outstanding.

	(Unaudited)		Increase/
	November 30, 2001	May 31, 2001	(Decrease)
Subordinated certificates:
Membership certificates	$642	$642	$-
Loan certificates	822	748	74
Guarantee certificates	191	192	(1)
Total subordinated certificates	1,655	1,582	73
Equity:
Membership fees	$1	$1	$-
Education fund	1	1	-
Allocated net margin	265	363	(98)
Unallocated margin	80	29	51
Cumulative change in accounting principle*	25	-	25
SFAS 133 adjustment*	(80)	-	(80)
Total members' equity	292	394	(102)
Accumulated other comprehensive loss	(170)	-	(170)
Total equity	122	394	(272)
Total equity and certificates	$1,777	$1,976	$(199)
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

Applicants are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to one thousand dollars depending on the membership class. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At year-end, the net margin is allocated to the members in the form of patronage capital, to a members' capital reserve and to the cooperative education fund. The net margin required to earn a 1.12 Times Interest Earned Ratio ("TIER") is allocated back to the members. The net margin earned in excess of the amount required to earn a 1.12 TIER is allocated primarily to the members' capital reserve, and a small portion is allocated to the cooperative education fund. Distributions are made annually from the cooperative education fund to the cooperatives to assist in the teaching of cooperative principles. Under current policy, CFC immediately retires 70% of the net margin allocated to members for the prior year and holds the remaining 30% as allocated margins, which are currently retired after 15 years. All retirements of allocated margins are subject to approval by the board of directors. CFC does not pay interest on the allocated but unretired margins.

The decrease to members' subordinated certificates and equity for the six months ended November 30, 2001 is due to the reduction in equity of $225 related to the adoption of SFAS 133 and the retirement of patronage capital offset by the issuance of new loan certificates related to loan advances and current year unallocated margin. CFC does not believe that the decrease from the adoption of SFAS 133 is permanent. These adjustments will reverse over time if CFC and the exchange agreement counterparties perform as required under the agreements. In September 2001, CFC made a patronage capital retirement of $98, which represented 70% of the net margin allocated for fiscal year 2001 and one-ninth of the net margins for fiscal years 1991, 1992 and 1993.

Off-Balance Sheet
Guarantees
The following chart provides a breakout of guarantees outstanding by type.

	(Unaudited)
	November 30, 2001	May 31, 2001	(Decrease)/Increase
Long-term tax-exempt bonds	$966	$980	$(14)
Debt portions of leveraged lease transactions	44	104	(60)
Indemnifications of tax benefit transfers	221	233	(12)
Letters of credit	390	370	20
Other guarantees	453	445	8
Total	$2,074	$2,132	$(58)

The decrease in total guarantees outstanding for the six months ended November 30, 2001 was due primarily to decreases in the debt portions of leveraged lease transactions and long-term tax-exempt bonds due to normal amortization.

Unadvanced Commitments

At November 30, 2001, CFC had unadvanced commitments totaling $12,593, a decrease of $1,234 compared to the balance of $13,827 at May 31, 2001. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed, but funds have not been advanced. Approximately 42% and 41%, respectively, of the outstanding commitments at November 30, 2001 and May 31, 2001 were for short-term or line of credit loans. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most of these commitments. In addition, at November 30, 2001 and May 31, 2001, 40% and 39%, respectively, of outstanding commitments had been established under the power vision program. Under this program, CFC performed a review of the majority of its distribution borrowers and pre-approved them for a certain amount of loans. The program began in 1996 and amounts approved but not advanced are available for a period of five years. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved.

Ratios and Revolving Credit Agreements

Leverage Ratio

CFC's leverage ratio excluding the SFAS 133 adjustments at November 30, 2001 was 6.92, a decrease from 7.69 at May 31, 2001. The ratio is calculated by dividing debt and guarantees outstanding, excluding QUICS and all debt used to fund loans guaranteed by RUS, by the total of QUICS, members' subordinated certificates and equity prior to SFAS 133 adjustments. Members' subordinated certificates and QUICS are treated as equity in the calculation of the leverage ratio. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios. The decrease in the leverage ratio was due to an increase to members' subordinated certificates and a decrease in loans outstanding to members. CFC believes that the ratio presented excluding the SFAS 133 adjustments is a better measure of financial performance. As long as CFC holds all derivatives to maturity and its counterparties perform in accordance with the terms of the instruments, there will be no impact on earnings or cashflow from the adoption of SFAS 133. Over time, all adjustments will reverse because the fair value of a derivative is zero at inception and zero at maturity. It is CFC's policy to hold all derivatives to maturity. Including the SFAS 133 adjustments, CFC's leverage ratio at November 30, 2001 and May 31, 2001 was 7.72 and 7.69, respectively.

Debt to Adjusted Equity Ratio

The debt to adjusted equity ratio excluding the SFAS 133 adjustments at November 30, 2001 was 5.35, a decrease from 6.05 at May 31, 2001. The ratio is calculated by dividing debt outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of members' subordinated certificates, equity prior to SFAS 133 adjustments, the loan loss allowance and QUICS. The decrease to the debt to adjusted equity ratio was primarily due to an increase to members' subordinated certificates and a decrease in loans outstanding. CFC believes that the ratio presented excluding the SFAS 133 adjustments is a better measure of financial performance. As long as CFC holds all derivatives to maturity and its counterparties perform in accordance with the terms of the instruments, there will be no impact on earnings or cashflow from the adoption of SFAS 133. Over time, all adjustments will reverse because the fair value of a derivative is zero at inception and zero at maturity. It is CFC's policy to hold all derivatives to maturity. Including the SFAS 133 adjustments, CFC's debt to adjusted equity ratio at November 30, 2001 and May 31, 2001 was 5.91 and 6.05, respectively.

CFC's management is committed to maintaining these ratios within a range required for a strong credit rating. CFC's policy regarding the purchase of loan subordinated certificates requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% of the loan for distribution systems and 7% of the loan for power supply systems. CFC also created a members' capital reserve, in which a portion of the net margin is held annually rather than allocated back to the members. CFC can allocate the members' capital reserve back to its members if necessary. CFC's management will continue to monitor the leverage and debt to adjusted equity ratios. If required, additional policy changes will be made to maintain the ratios within an acceptable range.

Revolving Credit Agreements

As of November 30, 2001, CFC had three revolving credit agreements totaling $4,562 which were used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation ("NCSC") guaranteed by CFC and the adjustable or floating/fixed rate tax-exempt bonds which CFC has guaranteed and of which CFC is standby purchaser. These agreements, entered into on August 8, 2001, replaced the agreements entered into in November 1996 and August 2000.

Under the three-year agreement, CFC may borrow $1,028. This agreement terminates on August 8, 2004. Under one 364-day agreement, CFC may borrow $3,084. These credit agreements were entered into with a syndicate of 23 banks with J.P. Morgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, The Chase Manhattan Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and Bank One, N.A., ABN Amro Bank N.V. and The Bank of Nova Scotia as Documentation Agents. In addition, CFC entered into a second 364-day agreement for $450 with a syndicate of eight banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent, BNP Paribas as Syndication Agent and Toronto Dominion (Texas), Inc., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Bank One, N.A. as Co-Documentation Agents. Both of the 364-day agreements have a revolving credit period that terminates on August 7, 2002 during which CFC can borrow subject to appropriate conditions, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period.

In connection with the three-year facility, CFC pays a per annum facility fee of 0.1 of 1% based on the pricing schedule. The facility fee and the applicable margin for the three-year facility are based on CFC's senior unsecured credit ratings. The facility fee for both of the 364-day facilities is .085 of 1%. Up front fees between .050 to .080 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate $3. Each agreement contains a provision under which if borrowings exceed 50% of total commitments and the senior unsecured debt ratings decline below AA- or Aa3, a utilization fee of .125 of 1% must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and quarterly income capital securities. The covenants exclude the effects of SFAS 133. Senior debt includes guarantees; however, it excludes:

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

At November 30, 2001 and May 31, 2001, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the facilities, at November 30, 2001 and May 31, 2001, CFC classified $4,562 and $4,637, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $4,562 of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the 364-day facilities, subject to the conditions therein.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC's net margin is subject to fluctuation as interest rates change. Management has established a 1.10 TIER as its minimum operating objective. TIER is a measure of CFC's ability to cover the interest expense on funding. Excluding the SFAS 133 adjustments, CFC's TIER for the six months ended November 30, 2001 was 1.12, a decrease from 1.18 for the six months ended November 30, 2000. TIER is calculated by dividing the cost of funds and the net margin (excluding extraordinary items) by the cost of funds. CFC believes that the TIER excluding the SFAS 133 adjustments is a better measure of performance. As long as CFC holds all derivative instruments to maturity and counterparties perform in accordance with the terms of the instruments, there will be no impact on earnings or cashflow as a result of adopting SFAS 133. It is CFC's policy to hold all derivatives to maturity. Including the SFAS 133 adjustments in net margin, CFC's TIER for the six months ended November 30, 2001 and 2000 was 0.99 and 1.18, respectively. The following charts detail the results for six months ended November 30, 2001 versus November 30, 2000.

	(Unaudited)
	For the six months ended		Increase /
	November 30, 2001	November 30, 2000	(Decrease)
Operating income	$630	$689	$(59)
Cost of funds	446	559	(113)
Gross margin	184	130	54
General and administrative expenses	16	12	4
Provision for loan losses	110	16	94
Total expenses	126	28	98
Operating margin	58	102	(44)
SFAS 133 adjustment*	(80)	-	(80)
Cumulative change in accounting principle*	25	-	25
Extraordinary loss	(7)	-	(7)
Net (loss)/margin	$(4)	$102	$(106)
TIER	0.99	1.18
TIER, excluding SFAS 133 adjustments	1.12	1.18

*Adjustments related to SFAS 133

The following chart shows net margins expressed as a percentage of average loans outstanding for the six months ended November 30, 2001 and November 30, 2000.

	(Unaudited)
	For the six months ended		Increase /
	November 30, 2001	November 30, 2000	(Decrease)
Operating income	6.38%	7.50%	(1.12)%
Cost of funds	4.51%	6.09%	(1.58)%
Gross margin	1.87%	1.41%	0.46%
General and administrative expenses	0.16%	0.13%	0.03%
Provision for loan losses	1.11%	0.17%	0.94%
Total expenses	1.27%	0.30%	0.97%
Operating margin	0.60%	1.11%	(0.51)%
SFAS 133 adjustment *	(0.81)%	-%	(0.81)%
Cumulative change in accounting principle*	0.25%	-%	0.25%
Extraordinary loss	(0.07)%	-%	(0.07)%
Net (loss)/margin	(0.03)%	1.11%	(1.14)%

* Adjustments related to SFAS 133

Net margin for the six months ended November 30, 2001 decreased by $106 compared to the prior year period due to the adoption of SFAS 133, an increase in the provision for loan losses and an increase in general and administrative expenses. Related to the adoption of SFAS 133, CFC booked a $25 gain as a cumulative change in accounting principle on June 1, 2001 and an $80 loss for subsequent changes in the fair value of the derivatives during the six months ended November 30, 2001. Thus, the net impact of the SFAS 133 adoption on CFC's net margin during this period was a reduction of $55. During the six months ended November 30, 2001, CFC booked a $110 provision for loan losses, an increase of $94 from the prior year period. General and administrative expenses increased due to an increase in legal expenses, salaries, depreciation and amortization and expenses related to our disaster recovery and business resumption plan during the six months ended November 30, 2001, compared to the prior year period. Net margin for the six months ended November 30, 2001 excluding the SFAS 133 adjustment and the provision for loan losses was $161, an increase of $43 or 37% over the prior year period. The increase was due to an increase in average loan volume and an increase in the gross margin earned on loans.

Average loan volume for the six months ended November 30, 2001 was $19,689, an increase of $1,390 or 8% over the average loan volume of $18,299 for the prior year period. The gross margin earned on loans for the six months ended November 30, 2001 was 187 basis points, an increase of 46 basis points or 33% over the gross margin of 141 basis points for the prior year period. The reductions in short-term market interest rates during the six months ended November 30, 2001 positively affected CFC's gross margin as the cost of funding decreased faster than interest rates on CFC's loans. Since CFC sets interest rates at the beginning of the month, CFC's rate reductions typically lag behind the market. In addition, CFC increased the gross margin spread on its loans as part of the plan to increase the amount of equity accumulated and held.

During the six months ended November 30, 2001, CFC incurred an extraordinary loss of $7 related to the premium and the unamortized discount and bond issuance costs for the early redemption of 9% collateral trust bonds totaling $123. On December 31, 2001, CFC intends to effect the early redemption of the 8% $125 QUICS issued in December 1996. CFC will redeem the $125 QUICS at par, but will record an extraordinary loss of $4 for the unamortized discount and issuance cost.

Net margin for the three months ended November 30, 2001 decreased by $62 compared to the prior year period due to a loss of $27 related to the adoption of SFAS 133 and the $53 increase in the provision of loan losses. These decreases were offset by the increase of $28 in gross margin due to the increase in average loan volume and a lag in the reduction to CFC variable interest rates compared to the reduction in the cost of funding for the three months ended November 30, 2001, compared to the prior year period.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC provides credit products (loans, financial guarantees and letters of credit) to its qualified members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication associations and associated organizations. The following chart summarizes loans and guarantees outstanding by member class at November 30, 2001 and May 31, 2001.

	(Unaudited)
	November 30, 2001		May 31, 2001
Electric systems:
Distribution	$11,631	54%	$11,602	53%
Power supply	3,796	17%	3,865	18%
Associate & service members	1,044	5%	1,024	5%
Total electric systems	16,471	76%	16,491	76%
Telecommunication systems	5,268	24%	5,325	24%
Total	$21,739	100%	$21,816	100%

Credit Concentration

At November 30, 2001, the total exposure outstanding to any one borrower or controlled group did not exceed 4.6% of total loans and guarantees outstanding. At November 30, 2001 and May 31, 2001, CFC had $5,225 and $5,128, respectively, in loans and $474 and $562, respectively, in guarantees, outstanding to its largest ten borrowers. The amounts outstanding to the largest 10 borrowers at November 30, 2001 and May 31, 2001, represented 27% and 26%, respectively, of total loans outstanding and 23% and 26%, respectively, of total guarantees outstanding. Total credit exposure to the largest ten borrowers at November 30, 2001 and May 31, 2001, represented 26% and 26%, respectively. At November 30, 2001, the largest ten borrowers included one service organization, two distribution systems, two power supply systems and five telecommunications systems compared to two distribution systems, two power supply systems, one service organization and five telecommunications systems at May 31, 2001.

Credit Limitation

Under CFC policy, (1) total exposure to any borrower is limited to 25% of CFC's defined net worth, (2) unsecured loans to any borrower are limited to 10% of CFC's defined net worth, and (3) guarantees outstanding for the benefit of any member are limited to 10% of CFC's defined net worth. CFC's defined net worth is the total of members' subordinated certificates issued and outstanding, equity (excluding SFAS 133 adjustments) and the loan loss allowance. If a borrower submitting a loan application has a CFC exposure in excess of any one of the three tests, only the CFC board of directors may approve the new loan application. CFC's board of directors may approve a loan to a borrower with an exposure in excess of one or more of these tests after consideration of other factors, including the amount of the loan, the maturity of the loan, and the value of collateral held by CFC. At November 30, 2001, CFC's defined net worth totaled $2,420, an increase of $112 or 5% compared to $2,308 at May 31, 2001. At November 30, 2001, the 25% limit on total exposure was $605, an increase of $28 from $577 at May 31, 2001, and the 10% limit on unsecured and guarantee exposure was $242, an increase of $11 from $231 at May 31, 2001. At November 30, 2001 and May 31, 2001, there were six borrowers with total exposure greater than 25% of defined net worth, one of which also had total guarantees outstanding in excess of 10% of defined net worth.

Security Provisions

Except when providing lines of credit and intermediate-term loans, CFC typically lends to its members on a secured basis. At November 30, 2001, a total of $1,606 of loans were unsecured representing 8% of total loans. At May 31, 2001, a total of $2,072 of loans was unsecured representing 11% of total loans. CFC's long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. At November 30, 2001 and May 31, 2001, a total of $360 and $371, respectively, of guarantees were unsecured, representing 17% and 17%, respectively, of total guarantees. Guarantees are secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At November 30, 2001 and May 31, 2001, CFC had a total of $1,966 and $2,443, respectively, of unsecured loans and guarantees representing 9% and 11%, respectively, of total loans and guarantees.

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

Once a borrower is classified as nonperforming, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At November 30, 2001 and May 31, 2001, CFC had $18 and $1, respectively, of loans classified as nonperforming. The nonperforming loans at November 30, 2001 were to a statewide organization engaged in promoting fuel cell technology and a telecommunications company. The nonperforming loans at May 31, 2001 were to a start-up distribution system that was attempting to purchase the assets of an IOU system and were written off during the quarter ended November 30, 2001. At November 30, 2001 and May 31, 2001, all loans classified as nonperforming were on nonaccrual status with respect to the recognition of interest income.

Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cash flows. At November 30, 2001 and May 31, 2001, restructured loans totaled $1,511 and $1,465, respectively.

A total of $553 of loans was outstanding to Deseret under the restructure agreement signed in October 1996. Under this agreement, Deseret is required to make quarterly payments to CFC through 2025. In addition, on an annual basis, CFC receives 80% of the excess cash generated by Deseret during the last calendar year (excess cash is calculated based on a formula in the restructure agreement). To date, Deseret has made all minimum payments as required and CFC has received an average of $18 per year as excess cash. CFC is currently accruing interest on the Deseret restructured loan at a rate of 7.00%. Subsequent to the end of the quarter on December 21, 2001, CFC received a payment of $50 from Deseret. This payment represents the majority of the excess cash generated for 2001. CFC anticipates an additional payment once Deseret has completed its 2001 audit. CFC keeps 75% of excess cash payments to apply against accrued interest and reduce the principal balance. The remaining 25% is applied against the member participation loans.

A total of $958 was outstanding to CoServ under the restructure agreement signed in March 2001. Under this agreement, CoServ is required to make quarterly payments to CFC through 2036. CFC receives all payments of principal and interest on the amount that CoServ relent to real estate development projects. CFC also receives all proceeds from the sale of assets by CoServ. CFC has been receiving the debt service from the real estate projects on a monthly basis. CoServ made the first quarterly payment on September 28, 2001. As part of the agreement, CFC committed to lend additional amounts to CoServ for the telecommunications business as well as for capital expenditures on the electric system. All loans for capital expenditures on the electric system are considered performing loans and will have a separate amortization schedule based on the interest rate and maturity date of the loan. CFC is not accruing interest income on the restructured CoServ loans. All payments received are applied against principal.

The telecommunication asset dispositions required in the restructure agreement did not occur. On September 27, 2001, CFC filed litigation asserting that CoServ was in default of the agreement and seeking injunctive and other relief. CoServ has counterclaimed alleging that CFC is in breach of its funding obligations under the agreement and fraudulently induced it to sign the agreement. CFC believes that it has a substantial likelihood of success on its claim based on merit and that it has a meritorious defense on the CoServ counterclaims. On November 30, 2001, CoServ voluntarily filed for Chapter 11 reorganization for certain of its telephone and cable subsidiaries (debtors in possession). The Chapter 11 petition was filed in the United States Bankruptcy Court, Northern District of Texas, in Fort Worth, Texas. CoServ has stated that it took this action as part of a plan to dispose of the telecommunications assets. On December 20, 2001, the court approved a three-month $5 loan from CFC to debtors in possession. Advances on the loan are subject to certain conditions and CFC may withdraw unadvanced funds at its discretion. As a result of this filing, CoServ is now in default under the restructure agreement. At this time, CFC has not taken any action nor waived any rights based on this default. Due to the bankruptcy filing, CFC and CoServ have agreed to stay all prior litigation.

CFC will continually update its impairment calculation based on the status of the litigation and bankruptcy proceedings. The amount of the specific reserve maintained for CoServ will be adjusted based on the changes to the calculated impairment.

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

Since its inception in 1969, CFC has charged off loan balances in the total amount of $107, net of recoveries. Management believes that the allowance for loan losses is adequate to cover any portfolio losses that may occur. During the quarter ended November 30, 2001, CFC wrote off a $5 guarantee related to an indemnity agreement with a borrower, $1 related to a startup distribution system and $19 related to a statewide organization engaged in promoting fuel cell technology.

The following chart presents a summary of the allowance for loan losses for the six months ended November 30, 2001 and fiscal year ended May 31, 2001.

	(Unaudited)
	November 30, 2001	May 31, 2001
Beginning balance	$332	$228
Provision for loan losses	110	105
Charge-offs	(25)	(1)
Ending balance	$417	$332

As a percentage of total loans outstanding	2.12%	1.69%
As a percentage of total loans and guarantees outstanding	1.92%	1.52%
As a percentage of total nonperforming and restructured loans outstanding	27.23%	22.65%

At November 30, 2001 and May 31, 2001, CFC maintained a specific reserve for impaired loans totaling $148 and $155, respectively. The decrease in specific reserves at November 30, 2001 was a result of decreased calculated impairment related to restructured borrowers. A portion of the decrease was a result of lower interest rates, which lowered the amount of payments that would have been received under the original loan terms, thus narrowing the gap between the original terms and the restructured terms. The amount of specific reserves established by CFC will fluctuate periodically as interest rates and expected future cashflows change.

Asset/Liability Management

A key element of CFC's funding operation is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining period until maturity of the fixed rate loan portfolio and related funding. It is CFC's policy to manage the match funding of asset and liability repricing terms within a range of 5% of total assets. At November 30, 2001, CFC had $9,688 of fixed rate assets amortizing or repricing funded by $7,625 of fixed rate liabilities maturing during the next 30 years and $1,721 of equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $342 or 1.72% of total assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity which are funded with variable rate debt. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper, collateral trust bonds swapped to a variable rate, medium-term notes issued at a variable rate and bank bid notes. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, QUICS, members' subordinated certificates and equity. With the exception of members' subordinated certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, and commercial paper, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

Accordingly, it is assumed in the funding analysis that non-amortizing members' subordinated certificates and equity are first used to "fill" any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or equity and certificates is used to calculate a TIER for each year and the portfolio as a whole. The schedule allows CFC to analyze the impact on the overall TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. The following chart shows the scheduled amortization and maturity of fixed rate assets and liabilities outstanding at November 30, 2001.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of November 30, 2001 (Unaudited)

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	Less than	less than	less than	less than	less than	Over 20
	1 year	3 years	5 years	10 years	20 years	years	Total
Assets:
Amortization and repricing	$658	$2,123	$2,802	$2,094	$1,575	$436	$9,688
Total assets	$658	$2,123	$2,802	$2,094	$1,575	$436	$9,688
Liabilities and equity:
Long-term debt	$643	$1,960	$2,289	$1,335	$633	$765	$7,625
Subordinated certificates	27	108	214	621	320	103	1,393
Members' equity	-	-	-	138	190	-	328
Total liabilities and equity	$670	$2,068	$2,503	$2,094	$1,143	$868	$9,346

Gap*	$12	$(55)	$(299)	$-	$(432)	$432	$(342)
Cumulative gap	$12	$(43)	$(342)	$(342)	$(774)	$(342)
Cumulative gap as a % of total assets	0.06%	(0.22)%	(1.72)%	(1.72)%	(3.88)%	(1.72)%
*Liabilities and equity less assets.

Derivative and Financial Instruments

At November 30, 2001 and May 31, 2001, CFC was a party to interest rate exchange agreements totaling $10,397 and $9,037, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically fix the interest rate on $2,619 as of November 30, 2001 and $2,509 as of May 31, 2001 of its variable rate commercial paper. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $3,858 and $2,558 of collateral trust bonds and medium-term notes as of November 30, 2001 and May 31, 2001, respectively. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three-month LIBOR rate and CFC's variable commercial paper rate totaling $3,270 and $3,870 at November 30, 2001 and May 31, 2001, respectively. At November 30, 2001 and May 31, 2001, CFC was using interest rate exchange agreements to synthetically change the interest rate from variable to fixed on $650 and $100, respectively, of collateral trust bonds and medium-term notes. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of November 30, 2001, CFC was party to foreign currency exchange agreements related to medium-term notes denominated in foreign currencies. The following chart provides details of CFC's outstanding foreign currency exchange agreements at November 30, 2001 (unaudited).

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

(1) MTN - CFC medium-term notes
(2) EU - Euros
(3) YEN- Japanese Yen

CFC enters into an exchange agreement to sell the amount of foreign currency received from the investor for U.S. dollars on the issuance date and to buy the amount of foreign currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss (except in the case of a counterparty default or unwind of the transaction) that might otherwise have been produced by the foreign currency borrowing. CFC includes the difference between the U.S. dollars received at issuance and the U.S. dollars required to purchase the foreign currency (at the interest payment dates and at maturity) as interest expense.

Market Risk

CFC's primary market risk exposure is interest rate risk. A secondary risk exposure is liquidity risk. CFC is also exposed to counterparty risk as a result of entering into interest rate and foreign currency exchange agreements.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, QUICS, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and equity maturing by year (see chart on page 32). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 5% or less of total assets. At November 30, 2001, fixed rate loans funded by variable rate debt represented 1.72% of total assets and at May 31, 2001, variable rate loans funded by fixed rate debt represented 0.15% of total assets.

Variable rate loans are priced monthly based on the cost of the debt used to fund the loans; therefore, the interest rate risk is minimal on these loans. CFC uses variable rate debt, non-interest bearing members' subordinated certificates and members' equity to fund variable rate loans. At November 30, 2001 and May 31, 2001, 51% and 56%, respectively, of loans carry a variable interest rate.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years. These loans are funded by variable rate commercial paper, bank bid notes, collateral trust bonds, medium-term notes, non-interest bearing members' subordinated certificates and members' equity. The average maturity of commercial paper and bank bid notes is typically 30 to 35 days. The collateral trust bonds and medium-term notes are issued for longer periods than commercial paper, but typically much shorter than the maturity of the loans. Loan subordinated certificates are issued for the same period as the related loan. Thus, CFC is at risk if it is unable to continually roll over its commercial paper balance or issue other forms of variable rate debt to support its variable rate loans. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At November 30, 2001 and May 31, 2001, CFC had a total of $4,562 and $7,040 in revolving credit agreements and bank lines of credit.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart below). CFC also maintains shelf registrations with the Securities and Exchange Commission for its collateral trust bonds, medium-term notes and QUICS. At November 30, 2001 and May 31, 2001, CFC had effective shelf registrations totaling $2,875 and $175, respectively, related to collateral trust bonds, $677 and $25, respectively, related to medium-term notes and $75 and $250, respectively, related to QUICS. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At November 30, 2001 and May 31, 2001, CFC had $70 and $149, respectively, of commercial paper and $1,136 and $1,010, respectively, of medium-term notes outstanding to European investors. In addition, CFC had $146 and $0 of medium-term notes outstanding to Asia Pacific investors at November 30, 2001 and May 31, 2001. As of November 30, 2001, CFC had total issuance authority of $1,000 related to commercial paper and $4,000 related to medium-term notes under these programs. On December 5, 2001, CFC registered an additional $2,000 of medium-term notes with the SEC.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements and foreign currency exchange agreements. To mitigate this risk, CFC enters into these agreements only with highly rated counterparties. At November 30, 2001 and May 31, 2001, CFC was a party to $10,397 and $9,037, respectively, of interest rate exchange agreements and $536 and $390, respectively, of foreign currency exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under any of these agreements. At November 30, 2001, CFC's interest rate exchange agreement and foreign currency exchange agreement counterparties had credit ratings ranging from A to AAA as assigned by Standard & Poor's Corporation.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody's Investors Service, Standard & Poor's Corporation and Fitch Investors Service. The following table presents CFC's credit ratings at November 30, 2001 and May 31, 2001.

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

As a result of the level of increased exposure to CoServ and telecommunications systems, as well as the general negative outlook for electric utilities related to the problems experienced in California and the downturn in the telecommunications industry, all three of the rating agencies had CFC's ratings on negative outlook at November 30, 2001 and May 31, 2001. On November 30, 2001, CoServ voluntarily sought bankruptcy protection for certain of its telecommunications companies. As a result of the CoServ bankruptcy and continuing problems in the utility markets, on December 3, 2001, Fitch Investor's Service placed CFC on rating watch negative, on December 6, 2001, Standard & Poor's Corporation placed CFC on credit watch with negative implications and on December 11, 2001, Moody's Investors Service placed CFC under review for possible downgrade.

Member Investments
At November 30, 2001 and May 31, 2001, CFC's members provided 15.6% and 15.6%, respectively, of total capitalization.

MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

	(Unaudited)
	November 30,	% of	May 31,	% of
	2001	Total (1)	2001	Total (1)
Commercial paper (2)	$843	17%	$845	14%
Medium-term notes	227	4%	279	4%
Members' subordinated certificates	1,655	100%	1,582	100%
Members' equity (3)	348	100%	394	100%
Total	$3,073		$3,100
Percentage of total capitalization	15.6%		15.6%

(1) Represents the percentage of each line item outstanding to CFC members.
(2) Includes $43 and $23 related to the Daily Liquidity Fund at November 30, 2001 and May 31, 2001, respectively.
(3) Members' equity is prior to SFAS 133 adjustments.

The total amount of member investments decreased slightly at November 30, 2001 compared to May 31, 2001. Total capitalization at November 30, 2001, was $19,687, a decrease of $160 over the total capitalization of $19,847 at May 31, 2001. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 17.4% and 17.0% at November 30, 2001 and May 31, 2001, respectively.

Financial and Industry Outlook

During the six months ended November 30, 2001, the balance of members' equity and subordinated certificates, excluding SFAS 133 adjustments, increased by $27 or 1.4%. The increase was a result of an increase of $73 to members' certificates outstanding, offset by a decrease of $46 to retained net margins. The decrease to retained net margins is a result of year to date margin of $51 prior to SFAS 133 adjustments less the retirement of patronage capital. Total members' certificates and equity, prior to SFAS 133 adjustments, at November 30, 2001, was $2,003 compared to $1,976 at May 31, 2001.

CFC's leverage and debt to adjusted equity ratios continued to decrease from May 31, 2001 to November 30, 2001. The leverage ratio excluding SFAS 133 adjustments was 6.92 at November 30, 2001 compared to 7.69 at May 31, 2001. CFC's debt to adjusted equity ratio excluding SFAS 133 adjustments was 5.35 at November 30, 2001, a decrease from 6.05 at May 31, 2001. The decrease to both ratios was a result of the increased retention of members' equity and subordinated certificates and the increase to the balance of the loan loss reserve as well as the reduction to the amount of debt required to fund loans outstanding. CFC expects these ratios to continue to decline during fiscal year 2002 as a result of the slower loan growth, increased retention of members' equity and subordinated certificates and increases to the loan loss reserve. CFC retired $98 of patronage capital to members in September 2001.

Over the past three fiscal years, CFC has experienced loan growth of $3,035 per year. CFC does not anticipate that the significant growth in loans outstanding will continue in fiscal year 2002. At November 30, 2001, total loans outstanding were $19,664, which was a decrease of $20 from the May 31, 2001 balance of $19,684. CFC does not anticipate that the loan balance will increase significantly over the last six months of fiscal year 2002.

While bankruptcy proceedings can add uncertainty to the outcome of a troubled debt restructuring, CFC views the action of CoServ to place certain of its telecommunications companies in Chapter 11 as a positive step towards the ultimate sale of the telecommunications assets. The court will now oversee the process and protect the rights of the creditors. Based on a preliminary bid from a party for the assets, CFC does not anticipate a significant change in its calculated impairment on or specific reserve on its loans to CoServ.

CFC received a payment of $50 representing the majority of excess cashflow from Deseret for calendar year 2001. CFC anticipates an additional payment of excess cashflow once Deseret has completed its audit for 2001. Per the restructure agreement, CFC receives 80% of the excess cashflow generated during the year. CFC anticipates that excess cashflow for 2001 will total $68. CFC would receive a total of $54 of that amount. The payment of $54 would be in addition to quarterly minimum payments that totaled $34. During the first four years of the restructure agreement, CFC received an average excess cashflow payment of $18. The receipt of excess cashflow payments has allowed CFC to move the Deseret loan from non-accrual status to accrual status at a rate of 7%. The agreement was signed in October 1996 and remained on non-accrual through January 1999. The Deseret loan began to accrue interest in February 1999 at a rate of 3%. Due to the level of excess cashflow received, CFC increased the accrual rate to 5% in June 2000 and 7% in January 2001. CFC does not anticipate increasing the accrual rate above the current 7%, but rather will use all payments in excess of the amount required to cover the 7% interest accrual to reduce the principal balance on the loans.

In September, the California Public Utilities Commission voted to discontinue customer choice in California. The problems faced in California may cause some states to slow their pace toward electric deregulation and, in the case of other states, cause modifications to their deregulation plans based on "lessons learned" from the California experience. At November 30, 2001, 14 states had passed customer choice legislation, but only 10 of these states were actually offering customer choice. The remaining 4 states have future start dates. CFC had a total of 164 electric members (126 distribution, 15 power supply and 23 associate) and $3,925 of loans to electric systems in these states. Texas recently passed customer choice laws. In New York, where CFC has five electric members and $9,167 of loans, cooperatives are not required to file competition plans with the state utility commission. CFC continues to believe that the distribution systems, which comprise the majority of CFC's membership and loan exposure, will not be materially impacted by a move to customer choice. The experience to date has been that, even in those states where customers have a choice of alternative energy suppliers, very few customers have switched from a traditional supplier. In addition, in 4 of the 14 states operating under customer choice laws, co-ops have a choice whether to "opt in" to competition or retain a monopoly position with respect to energy sales. As of November 30, 2001, CFC has loans outstanding in the amount of $3,283 in those states. Furthermore, even if customers choose to purchase energy from an alternative supplier, the distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore the distribution systems will still be charging a fee or access tariff for the service of delivering power regardless of who supplies the power. The impact on power supply systems cannot be determined until final rules have been approved in each state with regard to stranded cost recovery.

In April 2001, Standard & Poor's Corporation downgraded CFC's long-term secured and unsecured debt ratings by one tick and placed CFC's long-term ratings on negative outlook. Moody's Investors Service and Fitch Investors Service had also placed CFC's long-term ratings on negative outlook. The agencies' outlook for CFC remained negative through November 30, 2001. On December 3, 2001 Fitch Investors Service placed CFC on ratings watch negative, on December 6, 2001, Standard and Poor's Corporation placed CFC on creditwatch with negative implications and on December 11, 2001, Moody's Investors Service placed CFC under review for possible downgrade. These actions were due to CoServ's November 30, 2001 filing of bankruptcy for certain of its telecommunications companies. CFC had additional meetings with all three rating agencies during the week of December 17, 2001 to explain the implications of the bankruptcy filing and to review the results of operations for the six months ended November 30, 2001. CFC believes that the actions it has taken to increase equity retention, increase the loan loss reserve, decrease the amount of dealer commercial paper outstanding and to decrease the leverage and debt to equity ratios will be viewed positively by the rating agencies.

On June 1, 2001, CFC adopted SFAS 133. The adoption of this statement has caused significant variability in CFC's reported net margin and total equity. At November 30, 2001, CFC was required to recognize a $198 derivative asset, a $278 derivative liability, a $145 long-term debt valuation account, $170 other comprehensive expense, $25 of income related to a change in accounting principal and $80 of loss to current earnings. The net impact is that CFC's total assets have been grossed up by $198 and there has been a reduction of $226 to total equity ($348 total members equity compared to $122 of total equity reported after SFAS 133 adjustments). CFC enters into interest rate exchange agreements and currency exchange agreements as part of its asset liability management strategy. As interest rates and currency exchange rates in the capital markets increase or decrease, the fair value of these derivative instruments will change. As a result of adopting SFAS 133, CFC anticipates increased volatility in reported net margin, other comprehensive income and equity. However, there is no net impact of the SFAS 133 adjustments over time on the results of operations when derivatives are held to maturity and the counterparty performs. It is CFC's policy to hold all derivatives to maturity.

CFC's operations were not affected as a result of the September 11, 2001 attacks. CFC was able to fulfill all funding requirements without drawing on its backup bank lines. Some of CFC's underwriters and banks were impacted by the disaster and experienced disruptions to their operations. CFC maintains relationships with a diverse group of underwriters and banks and was able to obtain funding through underwriters and banks that were not impacted by the day's events. CFC has a full disaster recovery and business resumption plan in place. This plan has been tested and all critical applications were recovered in less than 24 hours. CFC plans to continue to test its plan and expand the scope of the tests to cover other possible disaster scenarios.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion on page 33 and 34.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 2.	Changes in Securities.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.

	A.	Exhibits.
None.

	B.	Reports on Form 8-K.
Item 5 on December 3, 2001 - Default of Significant Borrower.

Item 7 on November 1, 2001 - Form of Global Certificate for the 7.40% Quarterly Income Capital Securities and Hunton & Williams tax opinion dated November 2, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

/s/ Steven L. Lilly
Chief Financial Officer

/s/ Steven L. Slepian
Controller (Principal Accounting Officer)

December 21, 2001