Form 10-Q
period 2002-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2002-03-26
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended February 28, 2002

OR

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From To

Commission File Number 1-7102

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DISTRICT OF COLUMBIA	52-0891669

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

COMBINED BALANCE SHEETS

(Dollar Amounts in Thousands)

A S S E T S

	(Unaudited)
	February 28, 2002	May 31, 2001

Cash and cash equivalents	$183,214	$240,557
Debt service investments	2,037	24,023
Loans to members, net	19,483,137	19,351,953
Receivables	162,109	196,738
Fixed assets, net	46,853	47,337
Debt service reserve funds	86,198	86,198
Derivative assets	165,921	—
Other assets	56,067	52,036

	$20,185,536	$19,998,842

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS

(Dollar Amounts in Thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	(Unaudited)
	February 28, 2002	May 31, 2001

Notes payable, due within one year	$5,292,845	$5,944,994
Accounts payable	16,463	18,133
Accrued interest payable	133,366	124,723
Long-term debt	12,052,711	11,376,412
Other liabilities	4,409	8,821
Derivative liabilities	296,188	—
Quarterly income capital securities	600,000	550,000
Members’ subordinated certificates:
Membership subordinated certificates	641,389	641,985
Loan and guarantee subordinated certificates	1,043,199	939,875

Total members’ subordinated certificates	1,684,588	1,581,860

Equity:
Members’ equity	287,541	393,899
Accumulated other comprehensive loss	(182,575)	—

Total equity	104,966	393,899

Total members’ subordinated certificates and equity	1,789,554	1,975,759

	$20,185,536	$19,998,842

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF OPERATIONS

(Dollar Amounts in Thousands)

For the Three and Nine Months Ended February 28, 2002 and 2001

	Three Months Ended		Nine Months Ended
	February 28		February 28

	2002	2001	2002	2001

Operating income	$277,816	$354,692	$907,719	$1,043,231
Less: cost of funds	185,984	290,425	631,624	849,293

Gross margin	91,832	64,267	276,095	193,938

Expenses:
General and administrative	7,638	7,348	23,541	19,265
Provision for loan losses	58,834	42,100	168,662	57,900

Total expenses	66,472	49,448	192,203	77,165

Operating margin	25,360	14,819	83,892	116,773
Extraordinary item	(3,953)	45	(11,192)	(286)
SFAS 133 adjustment	(23,926)	—	(104,216)	—
Cumulative change in accounting principle	—	—	24,748	—

Net (loss)/margin	$(2,519)	$14,864	$(6,768)	$116,487

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(Dollar Amounts in Thousands)

For the Quarters Ended February 28, 2002 and 2001

						Patronage Capital
						Allocated
				Accumulated
				Other		General
			Education	Comprehensive	Unallocated	Reserve
	Total	Memberships	Fund	Income/(Loss)	Margin	Fund	Other

Quarter ended February 28, 2002:
Balance as of November 30, 2001	$122,271	$1,510	$796	$(170,016)	$25,092	$498	$264,391
Patronage capital	(2,209)	—	—	—	—	—	(2,209)
Net margin excluding SFAS 133 adjustment	21,407	—	—	—	21,407	—	—
SFAS 133 adjustment	(36,485)	—	—	(12,559)	(23,926)	—	—
Other	(18)	(3)	(15)	—	—	—	—

Balance as of February 28, 2002	$104,966	$1,507	$781	$(182,575)	$22,573	$498	$262,182

Quarter ended February 28, 2001:
Balance as of November 30, 2000	$366,273	$1,542	$903	$—	$120,241	$500	$243,087
Net margin	14,864	—	—	—	14,864	—	—
Other	(21)	(1)	(20)	—	—	—	—

Balance as of February 28, 2001	$381,116	$1,541	$883	$—	$135,105	$500	$243,087

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(Dollar Amounts in Thousands)

For the Nine Months Ended February 28, 2002 and 2001

						Patronage Capital
						Allocated
				Accumulated
				Other		General
			Education	Comprehensive	Unallocated	Reserve
	Total	Memberships	Fund	Income/(Loss)	Margin	Fund	Other

Nine months ended February 28, 2002:
Balance as of May 31, 2001	$393,899	$1,510	$744	$—	$29,293	$498	$361,854
Cumulative change in accounting principle	(157,163)	—	—	(181,911)	24,748	—	—
Patronage capital	(100,485)	—	—	—	47	—	(100,532)
Net margin excluding SFAS 133 adjustment	72,700	—	—	—	72,700	—	—
SFAS 133 adjustment	(104,880)	—	—	(664)	(104,216)	—	—
Other	895	(3)	37	—	1	—	860

Balance as of February 28, 2002	$104,966	$1,507	$781	$(182,575)	$22,573	$498	$262,182

Nine months ended February 28, 2001:
Balance as of May 31, 2000	$341,217	$1,538	$927	$—	$18,618	$500	$319,634
Patronage capital	(77,439)	—	—	—	—	—	(77,439)
Net margin	116,487	—	—	—	116,487	—	—
Other	851	3	(44)	—	—	—	892

Balance as of February 28, 2001	$381,116	$1,541	$883	$—	$135,105	$500	$243,087

The accompanying notes are an integral part of these combined financial statements.

(UNAUDITED)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

For the Nine months ended February 28, 2002 and 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/margin	$(6,768)	$116,487
Add/(deduct):
Provision for loan losses	168,662	57,900
Depreciation	2,919	1,710
Amortization of deferred income	(1,558)	(706)
Cumulative change in accounting principle	(24,748)	—
SFAS 133 adjustment	104,216	—
Amortization of issuance costs and deferred charges	8,430	5,072
Extraordinary loss on retirement of long-term debt	11,192	286
Changes in operating assets and liabilities:
Receivables	35,517	(24,843)
Accounts payable	(1,670)	(4,413)
Accrued interest payable	8,643	(6,398)
Other	(17,976)	(23,821)

Net cash provided by operating activities	286,859	121,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(4,052,106)	(6,765,827)
Principal collected on loans	3,752,258	3,849,821
Net investment in fixed assets	(2,435)	(4,471)

Net cash used in investing activities	(302,283)	(2,920,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments)/issuance of notes payable, net	(237,167)	2,346,440
Debt service investments, net	21,986	(3,907)
Proceeds from issuance of long-term debt	3,292,427	3,140,565
Payments for retirement of long-term debt	(3,169,941)	(2,907,119)
Proceeds from issuance of quarterly income capital securities	50,000	—
Proceeds from issuance of members’ subordinated certificates	131,833	245,286
Retirement of members’ subordinated certificates	(31,265)	(11,349)
Payments for retirement of patronage capital	(99,792)	(59,961)

Net cash (used in)/provided by financing activities	(41,919)	2,749,955

NET DECREASE IN CASH AND CASH EQUIVALENTS	(57,343)	(49,248)
BEGINNING CASH AND CASH EQUIVALENTS	240,557	246,028

ENDING CASH AND CASH EQUIVALENTS	$183,214	$196,780

Supplemental disclosure of cash flow information:
Cash paid during nine-month period for interest	$626,250	$865,374

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

(1)	General Information and Accounting Policies

	(a)	General Information

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a private, not-for-profit cooperative association that provides supplemental financing and related financial service programs for the benefit of its members. CFC was incorporated in the District of Columbia in April 1969. Membership is limited to certain cooperatives, not-for-profit corporations, public bodies and related service organizations, as defined in CFC’s Bylaws. CFC is exempt from the payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code. CFC’s 1,045 members as of February 28, 2002 included 900 utility members, virtually all of which are consumer-owned cooperatives, 72 service members and 73 associate members.

Rural Telephone Finance Cooperative (“RTFC”) was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and affiliates. RTFC’s results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. At February 28, 2002, RTFC had 514 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

In September 2001, the CFC and RTFC boards of directors approved changes in the governance of RTFC and on October 9, 2001, RTFC received consents from a majority of its members, making the changes effective. CFC is no longer a member of RTFC and no longer appoints directors to the RTFC board of directors. In October 2001, RTFC refunded the $1,000 membership interest to CFC. As CFC manages the affairs of RTFC through a long-term management agreement and provides RTFC with all of its financing, CFC continues to combine RTFC’s financial statements with those of CFC. As of February 28, 2002, CFC had committed to lend RTFC up to $10 billion to fund loans to its members and their affiliates.

CFC and RTFC members operate in 49 states, the District of Columbia and three U.S. territories.

In the opinion of management, the accompanying combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC and RTFC as of February 28, 2002 (unaudited) and May 31, 2001, and the combined results of operations, cash flows and changes in equity for the three months and nine months ended February 28, 2002 (unaudited) and February 28, 2001 (unaudited).

The notes to combined financial statements for the years ended May 31, 2001 and 2000 should be read in conjunction with the accompanying financial statements. (See CFC’s Form 10-K for the year ended May 31, 2001, filed on August 29, 2001.)

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

RTFC had outstanding loans and unadvanced loan commitments totaling $5,995 million and $6,454 million as of February 28, 2002 and May 31, 2001, respectively. RTFC’s net margin is allocated to RTFC’s borrowers, its patrons.

Summary financial information relating to RTFC is presented below:

	(Unaudited)
(Dollar amounts in thousands)	February 28, 2002	May 31, 2001

Outstanding loans to members and their affiliates	$5,209,151	$5,325,399
Total assets	5,740,195	5,807,921
Notes payable to CFC	5,190,539	5,304,881
Total liabilities	5,233,600	5,368,244
Members’ subordinated certificates	450,792	396,846
Members’ equity (1)	55,803	42,831

	(Unaudited)
	For the nine months ended
(Dollar amounts in thousands)	February 28, 2002	February 28, 2001

Operating income	$285,201	$312,101
Net margin (1)	2,606	2,903

(1)	The transfer of RTFC equity is governed by the South Dakota Cooperative Association Act, which provides that net margin shall be distributed and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage.

Unless stated otherwise, references to CFC relate to CFC and RTFC on a combined basis.

(c)	Derivative Financial Instruments

CFC is neither a dealer nor a trader in derivative financial instruments. CFC uses interest rate and currency exchange agreements to manage its interest rate risk and foreign exchange risk.

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement or to be recorded in other comprehensive income, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for all fiscal years beginning after June 15, 2000. CFC adopted this statement on June 1, 2001.

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

For the nine months ended February 28, 2002, the net impact on CFC for the adoption of SFAS 133 including the above transition adjustments was to record a derivative asset of $166 million, a derivative liability of $296 million, a long-term debt valuation allowance of $132 million, a loss of $50 million representing the change in fair value of derivatives for the nine months ended February 28, 2002, amortization totaling $15 million related to the transition adjustment recorded in June 2001, amortization of the bond valuation account of $14 million and a loss of $183 million recorded to other comprehensive income.

CFC enters into interest rate and currency exchange agreements as part of the overall risk management strategy. CFC enters into interest rate exchange agreements as part of its funding strategy for both fixed and variable rate loans. In all cases the goal is to minimize interest rate risk by locking in a gross margin spread on loans to members. On fixed rate loans funded with CFC commercial paper, CFC will enter into an interest rate exchange agreement in which it pays a fixed rate and receives a variable rate. The fixed rate paid is used as the basis to price fixed rate loans and the variable rate received is typically a 30-day federal commercial paper or LIBOR indexed rate. On variable rate loans funded with collateral trust bonds or medium-term notes issued with a fixed rate, CFC will enter into interest rate exchange agreements in which it pays a variable rate, typically the 30-day federal commercial paper rate, and receives a fixed rate that is sufficient to pay the debt service on the underlying collateral trust bond or medium-term note. CFC may also issue collateral trust bonds and medium-term notes at floating rates, typically a LIBOR based rate, and will enter into interest rate exchange agreements in which it pays a variable rate, typically the 30-day federal commercial paper rate, and receives a variable rate, the LIBOR based rate on which the floating collateral trust bonds or medium-term notes were issued. CFC enters into foreign currency exchange agreements to lock in the exchange rate on any debt issued in a foreign currency. The payment dates on the foreign currency exchange agreement are set based on the interest and principal repayment dates for the foreign currency debt issued, thus minimizing CFC’s currency exchange risk.

At February 28, 2002, CFC was a party to $9,977 million of interest rate exchange agreements and $975 million of currency exchange agreements. The interest rate and currency exchange agreements outstanding at February 28, 2002 include the following:
•	Interest rate exchange agreements that are designated as and qualify as hedges. Interest rate exchange agreements totaling $3,325 million in which CFC pays the 30-day federal commercial paper rate and receives a fixed rate are designated as fair value hedges. CFC uses these hedges to synthetically change the rate on collateral trust bonds and medium-term notes from fixed to variable. This debt is used to fund CFC variable rate loans, the interest rate of which is based on the cost of CFC commercial paper. For the first six months of the fiscal year, these interest rate exchange agreements qualified as SFAS 133 hedges, therefore both the change in the fair value of the interest rate exchange agreements and the change in the fair value of underlying hedged debt were recorded in earnings each quarter. In the three months ended February 28, 2002, CFC no longer met the hedge accounting criteria for allowing a derivative instrument’s gains and losses to offset related results on the hedged debt in the income statement. As a result, CFC must amortize the bond valuation account of $145 million over the remaining life of the bonds. CFC booked $14 million of this amortization expense during the quarter ended February 28, 2002. CFC will no longer be allowed to offset the change in the fair value of these derivatives against the change in the fair value of the underlying debt. The net impact of these items on earnings for the quarter and nine months ended February 28, 2002 was the recognition of $12 million of expense and $27 million of income, respectively.
•	Currency exchange agreements that are designated as and qualify as hedges. Currency exchange agreements totaling $829 million in which CFC receives Euros and pays U.S. dollars and currency exchange agreements totaling $146 million in which CFC receives Japanese Yen and pays U.S. dollars are designated as and qualify as effective cashflow hedges. All changes in fair value on these currency exchange agreements are recorded as other comprehensive income and reported in the statement of changes in equity. The net impact on other comprehensive income for the quarter and nine months ended February 28, 2002 was a loss of $18 million and $130 million, respectively. No amount of the other comprehensive income on these swaps will be amortized into earnings. A portion of the currency exchange agreements in which CFC receives Euros mature in February 2006 and a portion mature in December 2003. The currency exchange agreements in which CFC receives Japanese Yen mature in August 2002.
•	Interest rate exchange agreements that are not designated as and do not qualify as hedges. Interest rate exchange agreements totaling $3,152 million in which CFC pays a fixed rate and receives the 30-day federal commercial paper rate are used to synthetically fix the rate on CFC commercial paper that is used to fund long-term fixed rate loans.

Interest rate exchange agreements totaling $2,850 million in which CFC pays the 30-day federal commercial paper rate and receives a LIBOR based rate are used to move the rate on floating collateral trust bonds and medium-term notes from a variable LIBOR rate to the 30-day federal commercial paper rate. CFC moves the rate from a LIBOR based rate to a commercial paper rate because its long-term variable rate loans are priced based on the cost of CFC commercial paper.

Interest rate exchange agreements totaling $650 million in which CFC pays a fixed rate and receives a LIBOR based rate are used to synthetically change the rate on debt from a variable rate to a fixed rate.

These interest rate exchange agreements do not qualify for hedge accounting; therefore, all changes in fair value are recorded in earnings beginning June 1, 2001. The net impact on earnings for the quarter and nine months ended February 28, 2002 was a loss of $12 million and $106 million, respectively, which includes $6 million and $15 million, respectively, of amortization of other comprehensive income from the transition adjustment. A transition adjustment totaling $67 million was recorded to other comprehensive income on June 1, 2001 related to these interest rate exchange agreements. This adjustment will be amortized into earnings over the remaining life of the agreements. A total of $24 million will be amortized over the next 12 months. The amortization will continue through April 2029, the final maturity date for interest rate exchange agreements included in the transition adjustment.

See the interest rate exchange agreements that are designated and qualify as hedges section above for additional information on interest rate exchange agreements that do not qualify as hedges at February 28, 2002.

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

On September 4, 2001, CFC effected the early redemption of $123 million of collateral trust bonds that were issued under the 1972 indenture. At February 28, 2002, there was only one series of bonds outstanding under the 1972 indenture.

(3)	Collateral Pledged to Secure Collateral Trust Bonds

At February 28, 2002 and May 31, 2001, mortgage notes representing approximately $6,162 million and $5,612 million, respectively, related to outstanding long-term loans to members, were pledged as collateral to secure collateral trust bonds under the 1994 indenture. In addition, $2 million of cash was pledged under the 1972 indenture as only one series of bonds remains outstanding under this indenture. Both the 1972 indenture and the 1994 indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC’s revolving credit agreement (see Note 7), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding. Collateral trust bonds outstanding at February 28, 2002 and May 31, 2001 were $5,819 million and $4,739 million, respectively.

(4)	Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level considered to be adequate in relation to the quality and size of its loan and guarantee portfolio. CFC makes regular additions to the allowance for loan losses. These additions are required to maintain the allowance at an adequate level based on an assessment of changes in the credit risk profile of CFC’s loan portfolio. On a quarterly basis, CFC reviews the adequacy of the loan loss allowance based on a variety of factors including the financial performance of its borrowers and general economic conditions. The allowance is based on estimates, and accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized below for the nine months ended February 28, 2002 and the year ended May 31, 2001.

	(Unaudited)
	February 28, 2002	May 31, 2001
(Dollar amounts in thousands)
Balance at beginning of year	$331,997	$228,292
Provision for loan losses	168,662	105,204
Charge-offs	(18,800)	(1,499)

Balance at end of period	$481,859	$331,997

Loan loss allowance as a percentage of:
Gross loans	2.41%	1.69%
Gross loans and guarantees	2.20%	1.52%
Total nonperforming and restructured loans	31.16%	22.65%

(5)	Members’ Subordinated Certificates

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

The proceeds from certain non-interest bearing subordinated certificates issued in connection with CFC’s guarantees of member’s tax-exempt bonds issued on behalf of members are pledged by CFC to the debt service reserve fund established in connection with the bond issue. Any earnings from the investment of the debt service reserve fund inure solely to the benefit of the member.

(6)	Equity

On September 4, 2001, CFC’s board of directors authorized the retirement of $98 million of allocated net margins. This amount represented 70% of the net margin allocated for fiscal year 2001 and one-ninth of the net margins allocated for fiscal years 1991, 1992 and 1993. The remaining 30% of the fiscal year 2001 allocation is retained by CFC and used to fund operations for 15 years and then retired. The retirement of net margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the new retirement cycle and will last through fiscal year 2008. After that time and under current policy, retirements will be comprised of the 70% of net margins from the prior year and remaining portion of net margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter). The $98 million retired by CFC in September 2001 includes $25 million to RTFC. On January 22, 2002, RTFC retired $26 million of allocated net margin which represented 70% of its fiscal year 2001 margin, including the allocation from CFC. Future retirements of allocated net margins will be made annually as determined by CFC’s and RTFC’s Boards of Directors with due regard for CFC’s and RTFC’s financial condition. The Boards of Directors for CFC and RTFC have the authority to change the policy for allocating and retiring net margins at any time.

At February 28, 2002 and May 31, 2001 the total equity included the following components:

	(Unaudited)
	February 28, 2002	May 31, 2001
(Dollar amounts in thousands)
Membership fees	$1,507	$1,510
Education fund	781	744
Allocated net margin	262,680	362,352
Unallocated margin	102,041	29,293
Cumulative change in accounting principle*	24,748	—
SFAS 133 adjustment*	(104,216)	—

Total members’ equity	287,541	393,899
Accumulated other comprehensive loss*	(182,575)	—

Total equity	$104,966	$393,899

*	Items related to adoption of SFAS 133.

(7)	Credit Arrangements

As of February 28, 2002 and May 31, 2001, CFC had three revolving credit agreements totaling $4,562 million and $7,040 million, respectively, which are used principally to provide liquidity support for CFC’s outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation (“NCSC”) guaranteed by CFC and the adjustable or floating/fixed rate tax-exempt bonds which CFC has guaranteed and of which CFC is standby purchaser.

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

In connection with the three-year facility, CFC pays a per annum facility fee of 0.1 of 1% based on the pricing schedule. The facility fee and the applicable margin for the three-year facility are based on CFC’s senior unsecured credit ratings. The facility fee for both of the 364-day facilities is .085 of 1%. Up-front fees between .050 to .080 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate approximately $3 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments and the senior unsecured debt ratings decline below AA- or Aa3, a utilization fee of .125 of 1% must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio, prior to SFAS 133 adjustments, over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio, prior to SFAS 133 adjustments, of at least 1.05 for the preceding fiscal year. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members’ equity, members’ subordinated certificates and quarterly income capital securities. Senior debt includes guarantees; however, it excludes:

•	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor’s Corporation or Baa1 by Moody’s Investors Service;
•	indebtedness incurred to fund the Rural Utilities Service (“RUS”) guaranteed loans; and
•	the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor’s Corporation or a financial strength rating of Aaa by Moody’s Investors Service.

As of February 28, 2002 and May 31, 2001, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the facilities, CFC classified $4,562 million and $4,637 million, respectively, of its notes payable outstanding as long-term debt at February 28, 2002 and May 31, 2001. CFC expects to maintain more than $4,562 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the 364-day facilities, subject to the conditions therein.

(8)	Unadvanced Loan Commitments

As of February 28, 2002 and May 31, 2001, CFC had unadvanced loan commitments, summarized by type of loan.

	(Unaudited)
	February 28, 2002	May 31, 2001
(Dollar amounts in thousands)
Long-term	$6,467,859	$7,499,679
Intermediate-term	280,203	352,821
Short-term	4,813,128	4,825,576
Telecommunications	785,700	1,148,869

Total unadvanced loan commitments	$12,346,890	$13,826,945

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

(9)	Guarantees

As of February 28, 2002 and May 31, 2001, CFC had guaranteed the following contractual obligations of its members.

	(Unaudited)
	February 28, 2002	May 31, 2001
(Dollar amounts in thousands)
Long-term tax-exempt bonds (1)	$946,950	$979,725
Debt portions of leveraged lease transactions (2)	41,877	103,794
Indemnifications of tax benefit transfers (3)	213,735	232,930
Letters of credit (4)	309,227	370,592
Other guarantees (5)	452,328	444,640

Total	$1,964,117	$2,131,681

(1)	CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of default by a system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all of the system’s assets, but CFC may not exercise remedies thereunder for up to two years. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

Of the amounts shown above, $864 million and $886 million as of February 28, 2002 and May 31, 2001, respectively, are adjustable or floating rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers.

(2)	CFC has guaranteed debt issued by NCSC in connection with leveraged lease transactions. The amounts shown represent loans from NCSC to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a CFC member. The loans are secured by the property leased and the owner’s rights as lessor. NCSC borrowed the funds for these loans either under a CFC guarantee or directly from CFC.

(3)	CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. The amounts shown represent CFC’s maximum potential liability at February 28, 2002 and May 31, 2001. However, the amounts of such guarantees vary over the lives of the leases. A member’s obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured pari passu with RUS by a first lien on substantially all of the member’s property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member’s property. Due to changes in Federal tax law, no further guarantees of this nature are anticipated.

(4)	CFC issues irrevocable letters of credit to support members’ obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw. Interest would accrue from the date of the draw at CFC’s variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys’ fees.

(5)	At February 28, 2002 and May 31, 2001, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $332 million and $323 million, respectively.

(10)	Derivative Financial Instruments

At February 28, 2002 and May 31, 2001, CFC was a party to interest rate exchange agreements totaling $9,977 million and $9,037 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically fix the interest rate on $3,152 million as of February 28, 2002 and $2,509 million as of May 31, 2001 of its variable rate commercial paper. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $3,325 million and $2,558 million of collateral trust bonds and medium-term notes as of February 28, 2002 and May 31, 2001, respectively. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three-month LIBOR rate and CFC’s variable commercial paper rate totaling $2,850 million and $3,870 million at

February 28, 2002 and May 31, 2001, respectively. At February 28, 2002 and May 31, 2001, CFC was using interest rate exchange agreements to synthetically change the interest rate from variable to fixed on $650 million and $100 million, respectively, of collateral trust bonds and medium-term notes. All of CFC’s derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

The following table lists the notional principal amounts of CFC’s interest rate exchange agreements at February 28, 2002 and May 31, 2001, respectively.

(Dollar amounts in thousands)		Notional Principal Amount				Notional Principal Amount

		(Unaudited)				(Unaudited)
		February 28,	May 31,			February 28,	May 31,
Maturity Date		2002	2001	Maturity Date		2002	2001

June-2001	(1)	$—	$600,000	November-2004	(2)	$512,500	$118,000
July-2001	(1)	—	1,000,000	January-2005	(2)	8,000	8,000
September-2001	(2)	—	34,810	April-2005	(2)	97,820	97,820
December -2001	(1)	—	400,000	August-2005	(2)	475,000	475,000
February-2002	(1)	—	420,000	November-2005	(2)	271,562	273,625
February-2002	(3)	—	533,000	April-2006	(2)	100,000	100,000
April-2002	(1)	750,000	750,000	May-2006	(3)	1,800,000	1,500,000
May-2002	(1)	300,000	300,000	November-2006	(2)	150,000	—
August-2002	(1)	700,000	400,000	September-2007	(2)	74,284	77,780
December-2002	(1)	400,000	—	January-2008	(2)	14,000	14,000
January-2003	(2)	22,375	22,375	July-2008	(2)	40,400	40,400
February-2003	(3)	525,000	525,000	September-2008	(2)	63,075	64,320
February-2003	(2)	46,000	—	October-2008	(2)	33,512	33,512
April-2003	(2)	75,000	75,000	April-2009	(2)	26,400	26,400
June-2003	(2)	48,000	48,000	October-2011	(2)	180,000	—
July-2003	(1)	700,000	—	January-2012	(2)	13,000	13,000
August-2003	(2)	600,000	100,000	February-2012	(2)	8,000	8,500
September-2003	(2)	87,370	91,230	December-2013	(2)	159,400	169,400
October-2003	(2)	38,961	50,438	June-2018	(2)	4,998	5,000
November-2003	(2)	271,563	273,626	December-2026	(2)	48,185	48,185
July-2004	(3)	1,000,000	—	September-2028	(2)	115,660	117,100
September-2004	(2)	9,460	12,355	April-2029	(2)	66,000	66,000
October-2004	(2)	141,700	144,700

						$9,977,225	$9,036,576

(1)	Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(2)	Under these agreements, CFC pays a fixed rate of interest and receives a variable rate of interest.
(3)	Under these agreements, CFC pays a variable rate of interest and receives a fixed rate of interest.

All amounts that CFC pays and receives related to the interest rate exchange agreements and the underlying hedged debt instruments are included in CFC’s cost of funding for the period. The estimated fair value of CFC’s interest rate exchange agreements are currently shown on the balance sheet due to the adoption of SFAS 133.

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

At February 28, 2002, CFC had medium-term notes outstanding that were denominated in foreign currencies. CFC entered into exchange agreements related to each foreign denominated issue. The following chart provides details of CFC’s outstanding foreign currency exchange agreements at February 28, 2002 (unaudited).

(Currency amounts in thousands)			Notional Principal Amount

Type of			U.S.	Foreign		Exchange
Debt (1)	Issue Date	Maturity Date	Dollars	Currency		Rate

MTN	August 6, 2001	August 6, 2002	40,225	5,000,000	YEN (2)	124.30
MTN	August 13, 2001	August 13, 2002	40,210	5,000,000	YEN (2)	124.35
MTN	August 16, 2001	August 16, 2002	24,410	3,000,000	YEN (2)	122.90
MTN	August 20, 2001	August 20, 2002	40,684	5,000,000	YEN (2)	120.90
MTN	December 10, 2001	December 10, 2003	$438,850	500,000	EU (3)	0.8777
MTN	February 24, 1999	February 24, 2006	390,250	350,000	EU (3)	1.115

(1)	MTN — CFC medium-term notes
(2)	YEN — Japanese Yen
(3)	EU — Euros

CFC entered into these exchange agreements to sell the amount of foreign currency received from the investor for U.S. dollars on the issuance date and to buy the amount of foreign currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss (except in the case of CFC or a counterparty default or unwind of the transaction), which might otherwise have been produced by the foreign currency borrowing.

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

(a)  At February 28, 2002 and May 31, 2001, CFC had nonperforming loans in the amount of $1,011 million and $1 million, respectively. At February 28, 2002 and May 31, 2001, all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income.

At February 28, 2002 and May 31, 2001, CFC had restructured loans in the amount of $535 million and $1,465 million, respectively. A total of $535 million and $551 million of the restructured loans at February 28, 2002 and May 31, 2001, respectively, were on accrual status with respect to the recognition of interest income. CFC accrued a total of $29 million and $23 million of interest income on restructured loans during the nine months ended February 28, 2002 and February 28, 2001, respectively.

Denton County Electric Cooperative, Inc., d/b/a CoServ Electric (“CoServ”) is in default under the loan agreement put in place as part of the master restructure agreement (see details in note 11(d)) and as a result, CoServ’s loans have been moved from the restructured classification to nonperforming as of February 28, 2002.

(b)  CFC classified $1,546 million and $1,465 million, respectively, of the amount described in Note 11(a) as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan — an Amendment of SFAS 5 and SFAS 15 and SFAS 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures — an Amendment of SFAS 114 at February 28, 2002 and May 31, 2001. CFC reserved $166 million and $155 million of the loan loss allowance for such impaired loans at February 28, 2002 and May 31, 2001, respectively. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cashflow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $29 million and $23 million on loans classified as impaired during the nine months ended February 28, 2002 and February 28, 2001, respectively. The average recorded investment in impaired loans for the nine months ended February 28, 2002 was $1,514 million compared to $936 million for the year ended May 31, 2001.

CFC updates impairment calculations on a quarterly basis. The calculated impairment for a borrower will fluctuate based on changes to assumptions. Changes to assumptions include, but are not limited to the following:

•	changes to interest rates,
•	court rulings,
•	changes to collateral values, and
•	changes to expected future cashflows both as to timing and amount.

Changes to assumptions will cause the calculated impairment for each borrower to increase or decrease. On a quarterly basis, CFC adjusts the amount of its loss reserve specifically allocated to impaired borrowers to cover the calculated impairment.

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

At February 28, 2002 and May 31, 2001, CFC had the following exposure to Deseret:

	(Unaudited)
	February 28, 2002	May 31, 2001
(Dollar amounts in millions)
Loans outstanding (1)	$535	$551
Guarantees outstanding:
Tax benefit transfers	1	1
Mine equipment leases	37	42
Letters of credit	29	58
Other (2)	12	13

Total guarantees	79	114

Total exposure	$614	$665

(1)	As of February 28, 2002, the loan balance of $535 million to Deseret is comprised of $175 million of cash flow shortfalls related to Deseret’s debt service and rental obligations guaranteed by CFC, $266 million related to the redemption of the Bonanza secured lease obligation bonds, $66 million related to the purchase of RUS loans, $18 million related to the original CFC loan to Deseret and $10 million related to the settlement of the foreclosure litigation.
(2)	Other guarantees include a guarantee of certain operational and maintenance expenses.

Deseret has made all payments required by the ORA. CFC received minimum cash flow payments totaling $38 million and excess cash payments totaling $27 million during the year ended May 31, 2001. During the nine months ended February 28, 2002, CFC received minimum cashflow payments totaling $25 million, and in addition received an excess cash payment of $50 million on December 21, 2001. This payment represents the majority of the excess cash generated by Deseret during 2001. Under the ORA, CFC keeps 75% of excess cash payments and applies the remaining 25% against the balance of the member participation loans.

Due to the size of the excess cash payment, CFC applied $9.2 million of the amount received as a recovery of prior Deseret loan charge offs. As of February 28, 2002, CFC has no net principal loss on its loans to Deseret.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(d)  At February 28, 2002 and May 31, 2001, CFC had a total of $999 million and $914 million, respectively, in nonperforming loans outstanding to CoServ, a large electric distribution cooperative. All loans to CoServ are classified as nonperforming as CFC is no longer receiving payments from CoServ and CoServ is in default under the loan agreement put in place as part of the master restructure agreement. Total loans to CoServ at February 28, 2002 and May 31, 2001 represented 4.6% and 4.2%, respectively, of CFC’s total loans and guarantees outstanding. All loans to CoServ have been on non-accrual status since January 1, 2001.

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

On March 16, 2001, CFC and CoServ signed a master restructure agreement. The agreement restructures debt obligations of CoServ totaling $906 million through June 30, 2036, $889 million of loans outstanding and $17 million of unpaid interest through the closing date. All obligations under the agreement are secured by a first priority lien on substantially all of the assets and revenues of CoServ and its major subsidiaries. Substantially all of the obligations are cross-collateralized and have cross-default provisions. CFC also agreed to lend additional amounts to CoServ to fulfill existing real estate commitments, to continue building out telecommunications infrastructure, and to provide the majority of future capital expenditure requirements for the electric distribution system through 2004. Based on the terms of the restructure agreement, CFC anticipated that the loan balance outstanding to CoServ would reach a maximum of approximately $1 billion during CFC’s fiscal year 2002 and then begin to decline.

The key terms of the restructure agreement were as follows:

•	Real estate projects — CFC would directly receive all payments of principal and interest from these project loans with the exception of an annual 12.5 basis point fee, based on the balance at the beginning of the year. Substantially all real estate obligations are scheduled to be repaid by 2010.
•	Utility systems — CFC would receive quarterly payments through June 30, 2036.
•	Additional CFC loans — CFC agreed to make additional loans available to CoServ. These additional loans included a revolving line of credit and long-term loans. The advance of funds may be contingent upon certain conditions, including CoServ’s compliance with all conditions of the restructure agreement. The majority of these additional long-term loans to the utility systems will have 35-year maturities and will carry the then current CFC interest rates. The payments of principal and interest on these loans would be joint obligations of CoServ and its major subsidiaries in addition to the obligations described above.
•	Asset dispositions — CoServ’s obligations to CFC would be reduced by the proceeds from the disposition of any assets by CoServ and its major subsidiaries.
•	Deferred interest — CoServ provided CFC with a $9 million note payable with a 35-year maturity and a standard CFC interest rate. This note payable was provided to CFC in return for deferring interest on all loans from the restructure agreement closing date through June 30, 2001.

Telecommunications asset dispositions did not occur as required under the restructure agreement. On September 27, 2001, CFC initiated litigation in the United States District Court for the Northern District of Texas (Dallas Division), asserting that CoServ was in default of the agreement and seeking injunctive and other relief. CoServ has counterclaimed alleging that CFC is in breach of its funding obligations to CoServ under the agreement and fraudulently induced it to sign the agreement. To date, no discovery has been conducted. Due to the bankruptcy filing described below, this proceeding has been stayed and will likely be subsumed within the bankruptcy proceedings. CFC believes it has substantial claims and defenses in this litigation and intends to vigorously defend itself.

On September 28, 2001, CoServ made the first $7.5 million quarterly payment required by the restructure agreement.

On November 30, 2001, CoServ voluntarily filed for Chapter 11 reorganization for some of its telephone and cable subsidiaries (debtors in possession). The Chapter 11 petition was filed in the United States Bankruptcy Court, Northern District of Texas, in Fort Worth, TX. CoServ took this action as part of a plan to sell the telecommunications assets. CoServ has stated that it does not believe that this action will affect the service it provides to its customers. On December 20, 2001, the court entered an interim order approving a CFC $5.4 million loan facility to debtors in possession, which matured on February 28, 2002. The filing by the telecommunications companies under Chapter 11 was a default by CoServ and other parties under the master restructure agreement.

CoServ did not make the $7.5 million quarterly payment due on December 31, 2001.

On January 9, 2002, CFC filed a complaint in the United States District Court for the Northern District of Texas against CoServ and three of its wholly-owned subsidiaries, seeking (i) monetary damages, (ii) appointment of a receiver to operate CoServ’s business operations, and (iii) foreclosure on certain of CoServ’s assets. The lawsuit involves breach of contract claims arising out of CoServ’s default under its various loan and security agreements with CFC. Contemporaneously with the filing of this complaint, CFC also began non-judicial foreclosure proceedings against CoServ with respect to its real estate, buildings and other assets. These actions followed CoServ’s default on its debt service payment to CFC, which was due on December 31, 2001. These proceedings have been closed during the pendency of the bankruptcy described below.

On February 1, 2002, CoServ voluntarily filed for Chapter 11 reorganization for itself and the following subsidiaries: CoServ Investments, L.P., CoServ Realty Holdings, L.P., and CoServ Utility Holdings, L.P. These subsidiaries provide electric and real estate development financing services. The Chapter 11 petition was filed in the United States Bankruptcy Court, Northern District of Texas, in Fort Worth, TX. This case has been administratively consolidated with CoServ’s Chapter 11 filing of certain of its telephone and cable subsidiaries on November 30, 2001. The Chapter 11 filing stays the foreclosure action that CFC initiated against CoServ assets on January 9, 2002.

CoServ filed a complaint against CFC as an adversary proceeding in the bankruptcy case. The complaint contains the following causes of action: fraudulent transfer, equitable subordination, breach of contract, fraud/fraudulent inducement, negligent misrepresentation, economic duress, tortious interference, and breach of covenant of good faith and fair dealing. The plaintiffs have requested the following relief: actual damages in the sum of at least $1 million, punitive damages in the sum of at least $1 million, declaratory relief outlining the parties’ rights and obligations, rescission of all loan agreements and collateral arrangements or subordination of liens, injunctive relief, attorneys’ fees, costs of court and all other appropriate relief. CFC believes that it has substantial defenses to these claims and intends to vigorously pursue the defense of these claims. On February 22, 2002, CFC filed a motion to dismiss all of the claims in the complaint.

Based on its analysis, CFC believes that it is adequately reserved against loss on its loans to CoServ.

(e)  Energy Co-Opportunity (“ECO”) was incorporated in the state of Delaware in 1998. ECO was organized by rural electric cooperatives with the assistance of CFC. CFC is not a member of ECO. ECO sells propane tanks to its members, and through an investment in H Power plans to be involved in the distribution of fuel cells to rural utility systems. ECO members have assisted with the field testing of H Power fuel cells. CFC expects ECO to obtain funds for its operations through payments it will receive by providing services to H Power pursuant to an agreement between the parties, and from revenues received by providing services to members and other entities.

ECO is in payment default of its CFC loans. CFC will not provide additional loan facilities to ECO at this time. In order to facilitate the receipt of funds from H Power, CFC agreed to defer all principal and interest payments on the loans until December 31, 2003, subject to compliance by ECO with certain conditions.

CFC had a total of $31.8 million in loans to ECO, which were secured by all assets and revenues of ECO and its affiliates, including 4.75 million shares of H Power stock. On November 30, 2001, CFC wrote off $19.5 million of the loan balance, resulting in a reported balance of $12.3 million. This write-off was based on the value of H Power stock at November 30, 2001. At February 28, 2002, the stock price of the H Power stock was $2.34 per share, thus the value of the 4.75 million shares of

H Power stock was $11.1 million. CFC continues to hold the 4.75 million shares of H Power stock as collateral. CFC has placed all loans to ECO on non-accrual status and will apply all payments received against principal.

CFC believes that it is adequately reserved against a loss on its loans to ECO.

(f)  During the quarter ended February 28, 2002, CFC agreed to a settlement that resulted in a write-off of $3 million of a $6 million nonperforming loan to a telecommunications borrower. At February 28, 2002, CFC has no exposure to this borrower.

(12)	Segment Information

CFC operates in two business segments – rural electric lending and rural telecommunications lending. Prior to February 28, 2002, the financial information for these two segments was presented based on the combined financial statements and the stand-alone RTFC financial statements. The amount reported for the electric systems represented the total earned on loans from CFC to its electric members and RTFC. The amount reported for the telecommunications systems represented the incremental amount earned on its CFC loans that it re-lent to the telecommunications systems. These were the reports reviewed by management on a regular basis.

For the period ended February 28, 2002, the methodology has changed based on new reports that are reviewed by management. The new presentation provides a breakout of the income statement between electric loans and telecommunications loans that reflects the full gross margin earned by each portfolio. The telecommunications system income statement now represents the total earned on telecommunications loans at both the CFC and RTFC levels. The electric system income statement is now only the amount earned on loans to electric member systems. The income is allocated to either segment based on actual income earned on loans to electric member systems and telecommunications member systems. The cost of funding is allocated based on current matched funding and risk management policies. Operating expenses, extraordinary items and SFAS 133 adjustments are allocated based on total average loan volume. The loan loss provision is allocated based on average loan volume less the RUS guaranteed loans (since CFC does not accumulate a reserve on the loans that carry a guarantee from the U.S. Government). On the balance sheet, there is no change to the breakout of loans outstanding between electric member systems and telecommunications member systems. The loan loss reserve is allocated between the two segments based on the average loan volume less RUS guaranteed loans. All other assets are allocated based on the total average loan volume.

The following chart contains income statement information for the nine months ended February 28, 2002 (unaudited) and balance sheet information at February 28, 2002 (unaudited).

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:
Operating income	$622,518	$285,201	$907,719
Less: cost of funds	445,642	185,982	631,624

Gross margin	176,876	99,219	276,095

General and administrative expenses	17,257	6,284	23,541
Provision for loan losses	123,542	45,120	168,662

Total expenses	140,799	51,404	192,203

Operating margin	36,077	47,815	83,892
Extraordinary loss	(8,205)	(2,987)	(11,192)
SFAS 133 adjustment	(76,399)	(27,817)	(104,216)
Cumulative change in accounting principle	18,142	6,606	24,748

Net (loss)/margin	$(30,385)	$23,617	$(6,768)

Assets:
Loans outstanding, net	$14,402,893	$5,080,244	$19,483,137
Other assets	514,915	187,484	702,399

Total assets	$14,917,808	$5,267,728	$20,185,536

The following chart contains income statement information for the three months ended February 28, 2002 (unaudited).

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:
Operating income	$189,390	$88,426	$277,816
Less: cost of funds	130,778	55,206	185,984

Gross margin	58,612	33,220	91,832
General and administrative expenses	5,626	2,012	7,638
Provision for loan losses	43,280	15,554	58,834

Total expenses	48,906	17,566	66,472

Operating margin	9,706	15,654	25,360
Extraordinary loss	(2,910)	(1,043)	(3,953)
SFAS 133 adjustment	(17,675)	(6,251)	(23,926)
Cumulative change in accounting principle	42	(42)	—

Net (loss)/margin	$(10,837)	$8,318	$(2,519)

The following chart contains income statement information for the nine months ended February 28, 2001 (unaudited) and balance sheet information at February 28, 2001 (unaudited).

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:
Operating income	$731,223	$312,008	$1,043,231
Less: cost of funds	614,634	234,659	849,293

Gross margin	116,589	77,349	193,938

General and administrative expenses	14,130	5,135	19,265
Provision for loan losses	42,468	15,432	57,900

Total expenses	56,598	20,567	77,165

Operating margin	59,991	56,782	116,773
Extraordinary loss	(210)	(76)	(286)

Net margin	$59,781	$56,706	$116,487

Assets:
Loans outstanding, net	$14,099,167	$5,208,692	$19,307,859
Other assets	435,892	158,388	594,280

Total assets	$14,535,059	$5,367,080	$19,902,139

The following chart contains the income statement for the three months ended February 28, 2001 (unaudited).

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:
Operating income	$245,082	$109,610	$354,692
Less: cost of funds	208,093	82,332	290,425

Gross margin	36,989	27,278	64,267
General and administrative expenses	5,443	1,905	7,348
Provision for loan losses	30,960	11,140	42,100

Total expenses	36,403	13,045	49,448

Operating margin	586	14,233	14,819
Extraordinary loss	32	13	45

Net margin	$618	$14,246	$14,864

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Dollar amounts in millions)

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

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

•	Interest rates — CFC sets fixed rates daily and variable rates monthly based on its cost of funding. CFC rates are not tied to any external indexes. CFC interest rates generally move with rates in the capital markets. CFC includes adders in its loan rate to generate a margin and cover operating expenses and a loan loss provision. When interest rates decrease, CFC’s interest income may also decrease. The gross margin earned on loans may or may not decrease, as CFC typically lowers its interest rates at a slower pace than rates in the capital markets.
•	Loan funding — Risks associated with the funding of loans are discussed in detail in the market risk and matched funding sections of this management discussion and analysis.
•	Borrowers — CFC’s borrowers are generally located in rural areas throughout the United States and its territories. The borrowers vary in size, management experience and the extent to which they have expanded into diversified activities outside of electric service or local exchange telephone service. CFC borrowers are concentrated in the electric utility and telecommunications industries. Problems in either industry could impact the borrowers’ ability to repay CFC loans. Please refer to CFC’s Form 10-K for five years of composite financial results as reported by CFC’s borrowers.
•	Rural Utilities Service (“RUS”) approved loan and guarantee funding levels — Direct RUS loans and loans from the Federal Financing Bank (“FFB”) with an RUS guarantee are the lowest cost option for CFC’s members. Further increases in RUS direct loan or loan guarantee levels may impact demand for loans from CFC.
•	Nonperformance and restructured borrower performance — At February 28, 2002, CFC had a total of $535 of loans that had been restructured to assist the borrowers in meeting their debt service requirements. Deseret Generation & Transmission Co-operative (“Deseret”), with $535 of restructured loans, has been performing as required since the agreement was signed in 1996. Denton County Electric Cooperative, Inc., d/b/a CoServ Electric (“CoServ”) is now in default under the loan agreement put in place as part of the master restructure agreement and has moved from the restructured category to the nonperforming category. CFC had a total of $999 in loans to CoServ at February 28, 2002. Loans to CoServ were restructured in March 2001 under an agreement that runs through 2036. As of February 28, 2002, CoServ and the majority of its subsidiaries were in bankruptcy. For more information on these restructured loans, see Note 11 to the combined financial statements.

The forward-looking statements are based on management’s then current views and assumptions regarding future events and operating performance. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Financial Condition

Assets
At February 28, 2002, CFC had $20,186 in total assets, an increase of $187 or 0.9% from the balance of $19,999 at May 31, 2001. Net loans outstanding to members totaled $19,483 at February 28, 2002, an increase of $131 compared to a total of $19,352 at May 31, 2001. Net loans represented 97% and 97% of total assets at February 28, 2002 and May 31, 2001, respectively. The remaining assets, $703 and $647 at February 28, 2002 and May 31, 2001, respectively, consisted of other assets to support CFC’s operations. Included in assets at February 28, 2002 is $166 of derivative assets attributable to the adoption of Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, which requires CFC to reflect the fair market value of its derivatives on the balance sheet. Except as required for the debt service account and unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

Loans to Members
The following chart provides a breakout of the loans outstanding by member class and loan program.

	(Unaudited)		Increase/
	February 28, 2002	May 31, 2001	(Decrease)

Long-term loans:
Electric	$11,658	$11,185	$473
Telephone	4,974	4,934	40

Total long-term loans	16,632	16,119	513
Intermediate-term loans:
Electric	210	332	(122)
Telephone	7	14	(7)

Total intermediate-term loans	217	346	(129)
Short-term loans:
Electric	1,114	1,194	(80)
Telephone	228	377	(149)

Total short-term loans	1,342	1,571	(229)
RUS guaranteed loans	228	182	46
Nonperforming and restructured loans	1,546	1,466	80

Total loans	19,965	19,684	281
Loan loss allowance	(482)	(332)	(150)

Net loans	$19,483	$19,352	$131

Percentage of loans with a fixed interest rate	55%	44%
Percentage of loans with a variable interest rate	45%	56%
Percentage of long-term loans	92%	90%
Percentage of short-term loans	8%	10%

Loans outstanding to electric systems increased by $397 from May 31, 2001 to February 28, 2002 offset by a decrease of $116 to telecommunications systems. The increase to electric systems was due to increases of $330 to distribution systems, $148 to power supply systems and $1 to associate members offset by a decrease of $82 to statewide members. CFC does not anticipate that the significant growth in loans outstanding experienced over the past three fiscal years will continue due to the significant increase of insured loans and loan guarantees authorized by RUS. Loans from the FFB with an RUS guarantee represent the lowest cost option for rural electric utilities.

Long-term fixed rate loans represented 60% and 49% of total long-term loans at February 28, 2002 and May 31, 2001, respectively. Loans converting from a variable rate to a fixed rate for the nine months ended February 28, 2002 totaled $1,936, which was offset by $121 of loans that converted from the fixed rate to the variable rate. For the nine months ended February 28, 2001, loans converting from a variable rate to a fixed rate totaled $1,197, which was offset by $235 of loans that converted from the fixed rate to the variable rate. This resulted in a net conversion of $1,815 from the variable rate to a fixed rate for the nine months ended February 28, 2002, compared to a net conversion of $962 for the nine months ended February 28, 2001.

Liabilities and Equity
Liabilities and equity totaled $20,186 at February 28, 2002, an increase of $187 or 0.9% from the balance of $19,999 at May 31, 2001. The increase to total liabilities and equity at February 28, 2002 was primarily due to a $677 increase in long-term debt, $103 increase in subordinated certificates and a net increase to liabilities and equity of $166 as a result of adopting SFAS 133 offset by the $652 decrease in notes payable outstanding. Total debt outstanding at February 28, 2002 was $17,946, an increase of $75 compared to the May 31, 2001 balance of $17,871.

Notes Payable and Long-Term Debt
The following chart provides a breakout of debt outstanding.

	(Unaudited)		Increase/
	February 28, 2002	May 31, 2001	(Decrease)

Notes payable:
Commercial paper (1)	$5,897	$6,094	$(197)
Bank bid notes	60	100	(40)
Long-term debt with remaining maturities less than one year	3,898	4,388	(490)
Commercial paper reclassified as long-term	(4,562)	(4,637)	75

Total notes payable	5,293	5,945	(652)
Long-term debt:
Collateral trust bonds	4,794	4,639	155
Medium-term notes	2,565	2,100	465
Commercial paper reclassified as long-term	4,562	4,637	(75)
Long-term debt valuation allowance	132	—	132

Total long-term debt	12,053	11,376	677
Quarterly income capital securities	600	550	50

Total debt outstanding	$17,946	$17,871	$75

Percentage of fixed rate debt (2)	41%	42%
Percentage of variable rate debt (3)	59%	58%
Percentage of long-term debt	71%	67%
Percentage of short-term debt	29%	33%

(1)	Includes $41 and $23 related to the daily liquidity fund at February 28, 2002 and May 31, 2001, respectively.
(2)	Includes fixed rate collateral trust bonds, medium-term notes and quarterly income capital securities (“QUICS”) plus commercial paper with rates fixed through interest rate exchange agreements and less any fixed rate debt that has been swapped to variable.
(3)	The rate on commercial paper notes does not change once the note has been issued. However, the rates on new commercial paper notes change daily and commercial paper notes generally have maturities of less than 90 days. Therefore, commercial paper notes are considered to be variable rate debt by CFC. Also included are variable rate collateral trust bonds and medium-term notes.

Subsequent to the end of the quarter, on March 7, 2002, in two separate transactions, CFC issued approximately $3,434 in unsecured notes in the United States and abroad. The following provides details of each transaction:

•	Global unsecured notes denominated in dollars and issued to investors in the United States, Europe and Asia. The issuances were registered with the Securities and Exchange Commission (“SEC”) and listed on the Luxembourg Exchange. A total of $3,000 of notes was issued as follows:
• $500 of 6.50% notes with a 5 year maturity,
• $1,500 of 7.25% notes with a 10 year maturity, and
• $1,000 of 8.00% notes with a 30 year maturity.

•	Unsecured notes denominated in Euros and issued to investors in Europe. The issuance is listed on the Luxembourg Exchange. Notes in the principal amount of 500 Euros were issued at a rate of 6.50% with a maturity of 5 years. The 500 Euros is equivalent to approximately $434 in dollars. Upon issuance, CFC executed currency exchange transactions to convert Euros to dollars.

CFC immediately swapped all the notes to floating rates in order to fund CFC ‘s variable rate loan pool. The proceeds will be used to refinance unsecured notes that matured in February 2002 and are scheduled to mature in April 2002. A portion of the issuance will be used to term out short-term debt. The transaction provided CFC with nearly all the medium- and long-term funding that is expected to be needed for the rest of 2002. It also furthered CFC’s strategy of extending the maturities of its debt to minimize refunding risks.

On December 31, 2001, CFC redeemed the $125 of 8% QUICS issued in 1996.

Subordinated Certificates and Equity
The following chart provides a breakout of members’ subordinated certificates and equity outstanding.

	(Unaudited)		Increase/
	February 28, 2002	May 31, 2001	(Decrease)

Subordinated certificates:
Membership certificates	$641	$642	$(1)
Loan certificates	856	748	108
Guarantee certificates	188	192	(4)

Total subordinated certificates	1,685	1,582	103
Equity:
Membership fees	$1	$1	$—
Education fund	1	1	—
Allocated net margin	263	363	(100)
Unallocated margin	102	29	73
Cumulative change in accounting principle*	25	—	25
SFAS 133 adjustment*	(104)	—	(104)

Total members’ equity	288	394	(106)
Accumulated other comprehensive loss*	(183)	—	(183)

Total equity	105	394	(289)

Total equity and certificates	$1,790	$1,976	$(186)

*	Items related to adoption of SFAS 133

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

Applicants are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to one thousand dollars depending on the membership class. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At year-end, the net margin is allocated to the members in the form of patronage capital, to a members’ capital reserve and to the cooperative education fund. The net margin required to earn a 1.12 Times Interest Earned Ratio (“TIER”) is allocated back to the members. The net margin earned in excess of the amount required to earn a 1.12 TIER is allocated primarily to the members’ capital reserve, and a small portion is allocated to the cooperative education fund. Distributions are made annually from the cooperative education fund to the cooperatives to assist in the teaching of cooperative principles. Under current policy, CFC immediately retires 70% of the net margin allocated to members for the prior year and holds the remaining 30% as allocated margins, which are currently retired after 15 years. All retirements of allocated margins are subject to approval by the board of directors. CFC does not pay interest on the allocated but unretired margins.

The decrease to members’ subordinated certificates and equity for the nine months ended February 28, 2002 is due to the reduction in equity of $262 related to the adoption of SFAS 133 and the retirement of patronage capital offset by the issuance of new loan certificates related to loan advances and current year unallocated margins. CFC does not believe that the decrease from the adoption of SFAS 133 is permanent. These adjustments will reverse over time if CFC and the exchange agreement counterparties perform as required under the agreements.

Off-Balance Sheet

Guarantees
The following chart provides a breakout of guarantees outstanding by type.

	(Unaudited)
	February 28, 2002	May 31, 2001	(Decrease)/Increase

Long-term tax-exempt bonds	$947	$980	$(33)
Debt portions of leveraged lease transactions	42	104	(62)
Indemnifications of tax benefit transfers	214	233	(19)
Letters of credit	309	370	(61)
Other guarantees	452	445	7

Total	$1,964	$2,132	$(168)

The decrease in total guarantees outstanding for the nine months ended February 28, 2002 was due primarily to decreases in the debt portions of leveraged lease transactions, the expiration of letters of credit and to normal amortization on tax-exempt bonds and tax benefit transfers.

Unadvanced Commitments
At February 28, 2002, CFC had unadvanced commitments totaling $12,347, a decrease of $1,480 compared to the balance of $13,827 at May 31, 2001. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed, but funds have not been advanced. Approximately 42% and 41%, respectively, of the outstanding commitments at February 28, 2002 and May 31, 2001 were for short-term or line of credit loans. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most of these commitments. In addition, at February 28, 2002 and May 31, 2001, 37% and 39%, respectively, of outstanding commitments had been established under the power vision program. Under this program, CFC performed a review of the majority of its distribution borrowers and pre-approved them for a certain amount of loans. Amounts approved but not advanced are available for a period of five years. All above mentioned credit commitments contain material adverse change clauses, thus to qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved.

Ratios and Revolving Credit Agreements

Leverage Ratio
CFC’s leverage ratio excluding the SFAS 133 adjustments at February 28, 2002 was 7.21, a decrease from 7.69 at May 31, 2001. The ratio is calculated by dividing debt and guarantees outstanding, excluding QUICS and all debt used to fund loans guaranteed by RUS, by the total of QUICS, members’ subordinated certificates and equity prior to SFAS 133 adjustments. Members’ subordinated certificates and QUICS are treated as equity in the calculation of the leverage ratio. CFC will retain the flexibility to further amend its policies to retain members’ investments in CFC consistent with maintaining acceptable financial ratios. The decrease in the leverage ratio was due to an increase to members’ subordinated certificates. CFC believes that the ratio presented excluding the SFAS 133 adjustments is a better measure of financial performance. As long as CFC holds all derivatives to maturity and it and its counterparties perform in accordance with the terms of the instruments, there will be no impact on earnings or cashflow from the adoption of SFAS 133. Over time, all adjustments will reverse because the fair value of a derivative is zero at inception and zero at maturity. It is CFC’s policy to hold all derivatives to maturity. Including the SFAS 133 adjustments, CFC’s leverage ratio at February 28, 2002 and May 31, 2001 was 8.17 and 7.69, respectively.

Debt to Adjusted Equity Ratio
The debt to adjusted equity ratio excluding the SFAS 133 adjustments at February 28, 2002 was 5.47, a decrease from 6.05 at May 31, 2001. The ratio is calculated by dividing debt outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of members’ subordinated certificates, equity prior to SFAS 133 adjustments, the loan loss allowance and QUICS. The decrease to the debt to adjusted equity ratio was primarily due to an increase to members’ subordinated certificates. CFC believes that the ratio presented excluding the SFAS 133 adjustments is a better measure of financial performance. As long as CFC holds all derivatives to maturity and it and its counterparties perform in accordance with the terms of the instruments, there will be no impact on earnings or cashflow from the adoption of SFAS 133. Over time, all adjustments will reverse because the fair value of a derivative is zero at inception and zero at maturity. It is CFC’s policy to hold all derivatives to maturity. Including the SFAS 133 adjustments, CFC’s debt to adjusted equity ratio at February 28, 2002 and May 31, 2001 was 6.12 and 6.05, respectively.

CFC’s management is committed to maintaining these ratios within a range required for a strong credit rating. CFC’s policy regarding the purchase of loan subordinated certificates requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% of the loan for distribution systems and 7% of the loan for power supply systems. CFC also created a members’ capital reserve, in which a portion of the net margin is held annually rather than allocated back to the members. CFC can allocate the members’ capital reserve back to its members if necessary. CFC’s management will continue to monitor the leverage and debt to adjusted equity ratios. If required, additional policy changes will be made to maintain the ratios within an acceptable range.

Revolving Credit Agreements
As of February 28, 2002, CFC had three revolving credit agreements totaling $4,562 which were used principally to provide liquidity support for CFC’s outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation (“NCSC”) guaranteed by CFC and the adjustable or floating/fixed rate tax-exempt bonds which CFC has guaranteed and of which CFC is standby purchaser. These agreements, entered into on August 8, 2001, replaced the agreements entered into in November 1996 and August 2000.

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

In connection with the three-year facility, CFC pays a per annum facility fee of 0.1 of 1% based on the pricing schedule. The facility fee and the applicable margin for the three-year facility are based on CFC’s senior unsecured credit ratings. The facility fee for both of the 364-day facilities is .085 of 1%. Up front fees between .050 to .080 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate $3. Each agreement contains a provision under which if borrowings exceed 50% of total commitments and the senior unsecured debt ratings decline below AA- or Aa3, a utilization fee of .125 of 1% must be paid on the outstanding balance.

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

At February 28, 2002 and May 31, 2001, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the facilities, at February 28, 2002 and May 31, 2001, CFC classified $4,562 and $4,637, respectively, of its notes payable outstanding as long-term debt. CFC expects to maintain more than $4,562 of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the 364-day facilities, subject to the conditions therein.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC’s net margin is subject to fluctuation as interest rates change. Management has established a 1.10 TIER as its minimum operating objective. TIER is a measure of CFC’s ability to cover the interest expense on funding. Excluding the SFAS 133 adjustments and extraordinary items, CFC’s TIER for the nine months ended February 28, 2002 was 1.13, a decrease from 1.14 for the nine months ended February 28, 2001. TIER is calculated by dividing the cost of funds and the net margin by the cost of funds. CFC believes that the TIER excluding the SFAS 133 adjustments and extraordinary items is a better measure of performance. As long as CFC holds all derivative instruments to maturity and it and its counterparties perform in accordance with the terms of the instruments, there will be no impact on earnings or cashflow as a result of adopting SFAS 133. It is CFC’s policy to hold all derivatives to maturity. Including the SFAS 133 adjustments and extraordinary items in net margin, CFC’s TIER for the nine months ended February 28, 2002 and 2001 was 0.99 and 1.14, respectively. The following charts detail the results for nine months ended February 28, 2002 versus February 28, 2001.

	(Unaudited)
	For the nine months ended		Increase /
	February 28, 2002	February 28, 2001	(Decrease)

Operating income	$908	$1,043	$(135)
Cost of funds	632	849	(217)

Gross margin	276	194	82

General and administrative expenses	23	19	4
Provision for loan losses	169	58	111

Total expenses	192	77	115

Operating margin	84	117	(33)
SFAS 133 adjustment*	(104)	—	(104)
Cumulative change in accounting principle*	25	—	25
Extraordinary loss	(11)	(1)	(10)

Net margin	$(6)	$116	$(122)

TIER	0.99	1.14

TIER, excluding SFAS 133 adjustments and extraordinary items	1.13	1.14

*	Adjustments related to SFAS 133

The following chart shows net margins expressed as a percentage of average loans outstanding for the nine months ended February 28, 2002 and February 28, 2001.

	(Unaudited)
	For the nine months ended		Increase /
	February 28, 2002	February 28, 2001	(Decrease)

Operating income	6.14%	7.49%	(1.35)%
Cost of funds	4.27%	6.09%	(1.82)%

Gross margin	1.87%	1.40%	0.47%

General and administrative expenses	0.16%	0.14%	0.02%
Provision for loan losses	1.14%	0.42%	0.72%

Total expenses	1.30%	0.56%	0.74%

Operating margin	0.57%	0.84%	(0.27)%
SFAS 133 adjustment *	(0.71)%	—	(0.71)%
Cumulative change in accounting principle*	0.17%	—	0.17%
Extraordinary loss	(0.08)%	—	(0.08)%

Net margin	(0.05)%	0.84%	(0.89)%

*	Adjustments related to SFAS 133

Net margin for the nine months ended February 28, 2002 decreased by $122 compared to the prior year period due to the adoption of SFAS 133, an increase in the provision for loan losses, extraordinary losses incurred due to the early redemption of QUICS and collateral trust bonds and an increase in general and administrative expenses offset by the increase in the gross margin spread earned on loans and the increase in average loan volume as compared to the prior year. Related to the adoption of SFAS 133, CFC booked a $25 gain as a cumulative change in accounting principle on June 1, 2001 and a $104 loss for subsequent changes in the fair value of the derivatives during the nine months ended February 28, 2002. Thus, the net impact of the SFAS 133 adoption on CFC’s net margin during this period was a decrease of $79. During the nine months ended February 28, 2002, CFC booked a $169 provision for loan losses, an increase of $111 from the prior year period. General and administrative expenses increased by $4 due to an increase in legal expenses, salaries, depreciation and amortization and expenses related to our disaster recovery and business resumption plan during the nine months ended February 28, 2002, compared to the prior year period. Net margin for the nine months ended February 28, 2002 excluding the SFAS 133 adjustment and the provision for loan losses was $242, an increase of $68 or 39% over the prior year period amount of $174.

Average loan volume for the nine months ended February 28, 2002 was $19,764, an increase of $1,130 or 6% over the average loan volume of $18,634 for the prior year period. The gross margin earned on loans for the nine months ended February 28, 2002 was 187 basis points, an increase of 47 basis points or 34% over the gross margin of 140 basis points for the prior year period. Operating income for the nine months ended February 28, 2002 decreased by $135 or 13% compared to the prior year period due to the reductions in interest rates during the period. However, the cost of funds for the nine months ended February 28, 2002 decreased by $217 or 26% compared to the prior year period. The reductions in short-term market interest rates during the nine months ended February 28, 2002 positively affected CFC’s gross margin as the cost of funding decreased faster than interest rates on CFC’s loans. Since CFC sets interest rates at the beginning of the month and CFC’s rates are not tied to an index, CFC’s rate reductions typically lag behind the market. In addition, CFC increased the gross margin spread on its loans as part of the plan to increase the amount of equity accumulated and held.

During the nine months ended February 28, 2002, CFC incurred an extraordinary loss of $7 related to the premium and the unamortized discount and bond issuance costs for the early redemption of 9% collateral trust bonds totaling $123. On December 31, 2001, CFC effected the early redemption of the 8% $125 QUICS issued in December 1996. CFC redeemed the $125 QUICS at par, and recorded an extraordinary loss of $4 for the unamortized discount and issuance cost.

Net margin for the three months ended February 28, 2002 decreased by $17 compared to the prior year period due to SFAS 133 adjustments and the increase in the provision for loan losses offset by the increase in gross margin earned on loans. Related to SFAS 133, CFC booked $24 for changes in fair value of derivatives during the three months ended February 28, 2002. During the three months ended February 28, 2002, CFC booked a $59 provision for loan losses, an increase of $17 from the prior year period. In addition, gross margin earned on loans increased by $28 due to the increase in average loan volume and a lag in the reduction to CFC variable interest rates compared to the reduction in the cost of funding for the three months ended February 28, 2002 compared to the prior year period.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity
CFC provides credit products (loans, financial guarantees and letters of credit) to its qualified members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication associations and associated organizations. The following chart summarizes loans and guarantees outstanding by member class at February 28, 2002 and May 31, 2001.

	(Unaudited)
	February 28, 2002		May 31, 2001

Electric systems:
Distribution	$11,836	54%	$11,602	53%
Power supply	3,897	18%	3,865	18%
Associate & service members	987	4%	1,024	5%

Total electric systems	16,720	76%	16,491	76%
Telecommunication systems	5,209	24%	5,325	24%

Total	$21,929	100%	$21,816	100%

Credit Concentration
At February 28, 2002, the total exposure outstanding to any one borrower or controlled group did not exceed 4.6% of total loans and guarantees outstanding. At February 28, 2002 and May 31, 2001, CFC had $5,176 and $5,128, respectively, in loans and $470 and $562, respectively, in guarantees, outstanding to its largest ten borrowers. The amounts outstanding to the largest 10 borrowers at February 28, 2002 and May 31, 2001, represented 26% and 26%, respectively, of total loans outstanding and 24% and 26%, respectively, of total guarantees outstanding. Total credit exposure to the largest ten borrowers at February 28, 2002 and May 31, 2001, represented 26% and 26%, respectively of total loans and guarantees outstanding. At February 28, 2002, and May 31, 2001, the largest ten borrowers included one service organization, two distribution systems, two power supply systems and five telecommunications systems.

Credit Limitation
Under CFC policy, (1) total exposure to any borrower is limited to 25% of CFC’s defined net worth, (2) unsecured loans to any borrower are limited to 10% of CFC’s defined net worth, and (3) guarantees outstanding for the benefit of any member are limited to 10% of CFC’s defined net worth. CFC’s defined net worth is the total of members’ subordinated certificates issued and outstanding, equity (excluding SFAS 133 adjustments) and the loan loss allowance. If a borrower submitting a loan application has a CFC exposure in excess of any one of the three tests, only the CFC board of directors may approve the new loan application. CFC’s board of directors may approve a loan to a borrower with an exposure in excess of one or more of these tests after consideration of other factors, including the amount of the loan, the maturity of the loan, and the value of collateral held by CFC. At February 28, 2002, CFC’s defined net worth totaled $2,534, an increase of $226 or 10% compared to $2,308 at May 31, 2001. At February 28, 2002, the 25% limit on total exposure was $633, an increase of $56 from $577 at May 31, 2001, and the 10% limit on unsecured and guarantee exposure was $253, an increase of $22 from $231 at May 31, 2001. At February 28, 2002, there were four borrowers with total exposure greater than 25% of defined net worth, one of which also had total guarantees outstanding in excess of 10% of defined net worth. This represents a decrease from May 31, 2001 when there were six borrowers with total exposure in excess of the policy limit.

Security Provisions
Except when providing lines of credit and intermediate-term loans, CFC typically lends to its members on a secured basis. At February 28, 2002, a total of $1,831 of loans were unsecured representing 9% of total loans. At May 31, 2001, a total of $2,072 of loans was unsecured representing 11% of total loans. CFC’s long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. At February 28, 2002 and May 31, 2001, a total of $280 and $371, respectively, of guarantees were unsecured, representing 14% and 17%, respectively, of total guarantees. Guarantees are secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At February 28, 2002 and May 31, 2001, CFC had a total of $2,111 and $2,443, respectively, of unsecured loans and guarantees representing 10% and 11%, respectively, of total loans and guarantees.

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

Once a borrower is classified as nonperforming, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At February 28, 2002 and May 31, 2001, CFC had $1,011 and $1, respectively, of loans classified as nonperforming. Of the nonperforming loans at February 28, 2002, $12 was to a statewide organization engaged in promoting fuel cell technology and $999 was to CoServ. The nonperforming loans at May 31, 2001 were to a start-up distribution system that was attempting to purchase the assets of an IOU system and were written off during the nine months ended February 28, 2002. At February 28, 2002 and May 31, 2001, all loans classified as nonperforming were on nonaccrual status with respect to the recognition of interest income.

Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cash flows. At February 28, 2002 and May 31, 2001, restructured loans totaled $535 and $1,465, respectively.

On a quarterly basis CFC reviews all nonperforming and restructured borrowers, as well as some additional borrowers, to determine if the loans to the borrower are impaired and/or to update the impairment calculation. CFC calculates an impairment for a borrower based on the expected future cashflow or the fair value of any collateral held by CFC as security for loan(s) to the borrower. In some cases, to estimate future cashflow CFC is required to make certain assumptions regarding, but not limited to the following:
•	changes to interest rates,
•	court rulings,
•	changes in collateral values,
•	changes in economic conditions in the area in which the cooperative operates, and
•	changes to the industry in which the cooperative operates.

As events related to the cooperative take place and CFC’s assumptions change, the impairment calculations will change. CFC adjusts the amount of its loan loss reserve allocated as specific reserves to cover the calculated impairments. At February 28, 2002, and May 31, 2001 CFC had specifically allocated a total of $166 and $155, respectively, of its loan loss reserve to cover impairments.

A total of $535 of loans was outstanding to Deseret under the restructure agreement signed in October 1996. Under this agreement, Deseret is required to make quarterly payments to CFC through 2025. In addition, on an annual basis, CFC receives 80% of the excess cash generated by Deseret during the last calendar year (excess cash is calculated based on a formula in the restructure agreement). To date, Deseret has made all minimum payments as required and CFC has received an average of $24 per year as excess cash. CFC is currently accruing interest on the Deseret restructured loan at a rate of 7.00%. On December 21, 2001, CFC received a payment of $50 from Deseret. This payment represents the majority of the excess cash generated for 2001. CFC anticipates an additional payment once Deseret has completed its 2001 audit. CFC keeps 75% of excess cash payments to apply against accrued interest and reduce the principal balance. The remaining 25% is applied against the member participation loans. Due to the large amount of excess cash received from Deseret in December 2001, CFC took $9.2 as a recovery of amounts previously written off. As of February 28, 2002, CFC now has no net write-off on its loans to Deseret.

At February 28, 2002 and May 31, 2001, CFC had a total of $999 and $914, respectively, in loans outstanding to CoServ. All loans to CoServ are classified as nonperforming as CFC is no longer receiving payments from CoServ and CoServ is in default under the loan agreement put in place as part of the master restructure agreement. Total loans to CoServ at February 28, 2002 and May 31, 2001 represented 4.6 % and 4.2%, respectively, of CFC’s total loans and guarantees outstanding.

The telecommunication asset dispositions required in the restructure agreement did not occur. On September 27, 2001, CFC filed litigation asserting that CoServ was in default of the agreement and seeking injunctive and other relief. CoServ has counterclaimed alleging that CFC is in breach of its funding obligations under the agreement and fraudulently induced it to sign the agreement. CFC believes that it has a substantial likelihood of success on its claim based on merit and that it has a meritorious defense on the CoServ counterclaims. On September 28, 2001, CoServ made the first $7.5 quarterly payment required by the restructure agreement. On November 30, 2001, CoServ voluntarily filed for Chapter 11 reorganization for certain of its telephone and cable subsidiaries (debtors in possession). The Chapter 11 petition was filed in the United States Bankruptcy Court, Northern District of Texas, in Fort Worth, TX. CoServ has stated that it took this action as part of a plan to dispose of the telecommunications assets. On December 20, 2001, the court approved a $5.4 loan from CFC to debtors in possession which matured on February 28, 2002. As a result of this filing, CoServ is now in default under the restructure agreement. Due to the bankruptcy filing described below, this proceeding has been stayed and will likely be subsumed within the bankrupcy proceedings. CFC believes it has substantial claims and defenses in this litigation and intends to vigorously defend itself.

CoServ did not make the $7.5 quarterly payment due on December 31, 2001. On January 9, 2002, CFC filed a complaint against CoServ and three of its wholly-owned subsidiaries. As part of this complaint, CFC requested the appointment of a receiver to operate CoServ’s business operations and foreclosure on certain of CoServ’s assets. CFC also began non-judicial foreclosure proceedings against CoServ. These actions follow CoServ’s default on its debt service payment to CFC which was due on December 31, 2001. On February 1, 2002, CoServ voluntarily filed for Chapter 11 reorganization for itself and several of its subsidiaries. The Chapter 11 filings closed the foreclosure action that CFC initiated against CoServ assets on

January 9, 2002. CFC was served with a complaint that CoServ filed as an adversary proceeding in the bankruptcy case. The complaint contains the following causes of action: fraudulent transfer, equitable subordination, breach of contract, fraud/fraudulent inducement, negligent misrepresentation, economic duress, tortious interference and breach of covenant of good faith and fair dealing. CFC believes it has substantial defenses to these claims and intends to vigorously pursue the defense of these claims. On February 22, 2002, CFC filed a motion to dismiss all of the claims in the complaint.

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

During the nine months ended February 28, 2002, CFC wrote off a total of $28.3 in loans to four borrowers, with $3 of that amount being written off during the current quarter. CFC took the following write-offs: $0.8 related to an associate member that was trying to purchase distribution assets; $5 related to its performance on a guarantee to its uncontrolled affiliate NCSC; $19.5 related to Energy Co-Opportunity (“ECO”) and $3 related to a small telecommunications borrower. During the nine months ended February 28, 2002, CFC recovered a total of $9.5 of amounts previously written off, with this entire amount occurring in the current quarter. CFC recovered $9.2 related to Deseret and $0.3 related to a small associate member.

Since inception in 1969, CFC has recorded charge-offs totaling $127.2 and recoveries totaling $26.7 for a net loan loss amount of $100.5.

Management believes that the allowance for loan losses is adequate to cover any portfolio losses that may occur.

The following chart presents a summary of the allowance for loan losses for the nine months ended February 28, 2002 and fiscal year ended May 31, 2001.

	(Unaudited)
	February 28, 2002	May 31, 2001

Beginning balance	$332	$228
Provision for loan losses	169	105
Charge-offs	(19)	(1)

Ending balance	$482	$332

As a percentage of total loans outstanding	2.41%	1.69%
As a percentage of total loans and guarantees outstanding	2.20%	1.52%
As a percentage of total nonperforming and restructured loans outstanding	31.16%	22.65%

At February 28, 2002 and May 31, 2001, CFC maintained a specific reserve for impaired loans totaling $166 and $155, respectively. CFC recalculates the impairment on loans each quarter based on the most current information available. The amount of the loan loss reserve allocated as specific reserves against impaired loans will be adjusted as necessary on a quarterly basis.

Asset/Liability Management

A key element of CFC’s funding operation is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Matched Funding Policy
CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining period until maturity of the fixed rate loan portfolio and related funding. It is CFC’s policy to manage the match funding of asset and liability repricing terms within a range of 5% of total assets. At February 28, 2002, CFC had $10,516 of fixed rate assets amortizing or repricing funded by $7,952 of fixed rate liabilities maturing during the next 30 years and $1,805 of equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $759 or 3.79% of total assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity which are funded with variable rate debt. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper, collateral trust bonds swapped to a variable rate, medium-term notes issued at a variable rate and bank bid notes. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, QUICS, members’ subordinated certificates and equity. With the exception of members’ subordinated certificates, which are generally issued at rates below CFC’s long-term cost of funding and with extended maturities, and commercial paper, CFC’s liabilities have average maturities that closely match the repricing terms of CFC’s fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

CFC makes use of an interest rate gap analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members’ subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and the portfolio as a whole. There are no scheduled maturities for the equity, primarily unretired patronage capital allocations. The balance of equity is assumed to remain relatively stable since annual retirements have been approximately equal to the annual allocations of net margin. The non-amortizing members’ subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates).

Accordingly, it is assumed in the funding analysis that non-amortizing members’ subordinated certificates and equity are first used to “fill” any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or equity and certificates is used to calculate a TIER for each year and the portfolio as a whole. The schedule allows CFC to analyze the impact on the overall TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. The following chart shows the scheduled amortization and maturity of fixed rate assets and liabilities outstanding at February 28, 2002.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of February 28, 2002 (Unaudited)

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	Less than	less than	less than	less than	less than	Over 20
	1 year	3 years	5 years	10 years	20 years	years	Total

Assets:
Amortization and repricing	$95	$3,185	$3,003	$2,190	$1,597	$446	$10,516

Total assets	$95	$3,185	$3,003	$2,190	$1,597	$446	$10,516
Liabilities and equity:
Long-term debt	$10	$3,016	$2,289	$1,335	$633	$669	$7,952
Subordinated certificates	13	130	97	721	395	106	1,462
Members’ equity	—	—	—	103	240	—	343

Total liabilities and equity	$23	$3,146	$2,386	$2,159	$1,268	$775	$9,757
Gap*	$(72)	$(39)	$(617)	$(31)	$(329)	$329	$(759)
Cumulative gap	$(72)	$(111)	$(728)	$(759)	$(1,088)	$(759)
Cumulative gap as a % of total assets	(0.36)%	(0.56)%	(3.64)%	(3.79)%	(5.44)%	(3.79)%

*	Liabilities and equity less assets.

Subsequent to the end of the quarter, on March 20, 2002, CFC entered into a $750 interest rate exchange agreement in which it pays a fixed rate and receives a variable rate. This exchange agreement synthetically fixes the interest rate on $750 of CFC’s variable rate debt, thus reducing the $759 of fixed rate loans funded by variable rate debt to a total of $9.

Derivative and Financial Instruments
At February 28, 2002 and May 31, 2001, CFC was a party to interest rate exchange agreements totaling $9,977 and $9,037, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically fix the interest rate on $3,152 as of February 28, 2002 and $2,509 as of May 31, 2001 of its variable rate commercial paper. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $3,325 and $2,558 of collateral trust bonds and medium-term notes as of February 28, 2002 and May 31, 2001, respectively. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three-month LIBOR rate and CFC’s variable commercial paper rate totaling $2,850 and $3,870 at February 28, 2002 and May 31, 2001, respectively. At February 28, 2002 and May 31, 2001, CFC was using interest rate exchange agreements to synthetically change the interest rate from variable to fixed on $650 and $100, respectively, of collateral trust bonds and medium-term notes. All of CFC’s derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of February 28, 2002, CFC was party to foreign currency exchange agreements related to medium-term notes denominated in foreign currencies. The following chart provides details of CFC’s outstanding foreign currency exchange agreements at February 28, 2002 (unaudited).

(Currency amounts in thousands)			Notional Principal Amount

Type of			U.S.	Foreign	Exchange
Debt (1)	Issue Date	Maturity Date	Dollars	Currency	Rate

MTN	August 6, 2001	August 6, 2002	$40,225	5,000,000 YEN (2)	124.30
MTN	August 13, 2001	August 13, 2002	40,210	5,000,000 YEN (2)	124.35
MTN	August 16, 2001	August 16, 2002	24,410	3,000,000 YEN (2)	122.90
MTN	August 20, 2001	August 20, 2002	40,684	5,000,000 YEN (2)	120.90
MTN	December 10, 2001	December 10, 2003	438,850	500,000 EU (3)	0.8777
MTN	February 24, 1999	February 24, 2006	390,250	350,000 EU (3)	1.115

(1)	MTN — CFC medium-term notes
(2)	YEN — Japanese Yen
(3)	EU — Euros

CFC enters into an exchange agreement to sell the amount of foreign currency received from the investor for U.S. dollars on the issuance date and to buy the amount of foreign currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss (except in the case of CFC or a counterparty default or unwind of the transaction) that might otherwise have been produced by the foreign currency borrowing. CFC includes the difference between the U.S. dollars received at issuance and the U.S. dollars required to purchase the foreign currency (at the interest payment dates and at maturity) as interest expense.

Subsequent to the end of the quarter, on March 14, 2002, CFC entered into currency exchange agreements to fix the exchange rate between dollars and Euros on the $434 of bonds (500 Euros) issued on that date under CFC’s Euro MTN issuance program and listed on the Luxembourg Exchange.

Market Risk
CFC’s primary market risk exposure is interest rate risk. A secondary risk exposure is liquidity risk. CFC is also exposed to counterparty risk as a result of entering into interest rate and foreign currency exchange agreements.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, QUICS, members’ subordinated certificates, members’ equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and equity maturing by year (see chart on page 33). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC’s funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 5% or less of total assets. At February 28, 2002, fixed rate loans funded by variable rate debt represented 3.79% of total assets and at May 31, 2001, variable rate loans funded by fixed rate debt represented 0.15% of total assets.

Variable rate loans are priced monthly based on the cost of the debt used to fund the loans; therefore, the interest rate risk is minimal on these loans. CFC uses variable rate debt, non-interest bearing members’ subordinated certificates and members’ equity to fund variable rate loans. At February 28, 2002 and May 31, 2001, 45% and 56%, respectively, of loans carry a variable interest rate.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years. These loans are funded by variable rate commercial paper, bank bid notes, collateral trust bonds, medium-term notes, non-interest bearing members’ subordinated certificates and members’ equity. The average maturity of commercial paper and bank bid notes is typically 30 to 35 days. The collateral trust bonds and medium-term notes are issued for longer periods than commercial paper, but typically much shorter than the maturity of the loans. Loan subordinated certificates are issued for the same period as the related loan. Thus, CFC is at risk if it is unable to continually roll over its commercial paper balance or issue other forms of variable rate debt to support its variable rate loans. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At February 28, 2002 and May 31, 2001, CFC had a total of $4,562 and $7,040 in revolving credit agreements and bank lines of credit.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 36). CFC also maintains shelf registrations with the Securities and Exchange Commission for its collateral trust bonds, medium-term notes and QUICS. At February 28, 2002 and May 31, 2001, CFC had effective shelf registrations totaling $2,875 and $175, respectively, related to collateral trust bonds, $3,076 and $25, respectively, related to medium-term notes and $75 and $250, respectively, related to QUICS. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At February 28, 2002 and May 31, 2001, CFC had $283 and $149, respectively, of commercial paper and $1,575 and $1,010, respectively, of medium-term notes outstanding to European investors. In addition, CFC had $146 and $0 of medium-term notes outstanding to Asia Pacific investors at February 28, 2002 and May 31, 2001. As of February 28, 2002, CFC had total issuance authority of $1,000 related to commercial paper and $4,000 related to medium-term notes under these programs.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements and foreign currency exchange agreements. To mitigate this risk, CFC enters into these agreements only with highly rated counterparties. At February 28, 2002 and May 31, 2001, CFC was a party to $9,977 and $9,037, respectively, of interest rate exchange agreements and $975 and $390, respectively, of foreign currency exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under any of these agreements. At February 28, 2002, CFC’s interest rate exchange agreement and foreign currency exchange agreement counterparties had credit ratings ranging from A to AAA as assigned by Standard & Poor’s Corporation.

Credit Ratings
CFC’s long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody’s Investors Service, Standard & Poor’s Corporation and Fitch, Inc. The following table presents CFC’s credit ratings at February 28, 2002 and May 31, 2001.

	Moody's Investors	Standard & Poor's
	Service	Corporation	Fitch, Inc.

Direct:
Collateral trust bonds	A1	A+	A+
Domestic and European medium-term notes	A2	A	A
Quarterly income capital securities	A3	BBB+	A-
Domestic and European commercial paper	P-1	A-1	F-1

Guarantees:
Leveraged lease debt	A2	A	A
Pooled bonds	A1	A	A
Other bonds	A2	A	A
Short-term	P-1	A-1	F-1

The ratings listed above have the meaning as defined by each of the respective rating agencies, and they are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating organizations.

As a result of the level of increased exposure to CoServ and telecommunications systems, as well as the general negative outlook for electric utilities related to the problems experienced in California and the downturn in the telecommunications industry, all three of the rating agencies had CFC’s ratings on negative outlook at February 28, 2002.

Member Investments
At February 28, 2002 and May 31, 2001, CFC’s members provided 15.7% and 15.6%, respectively, of total capitalization.

MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

	(Unaudited)
	February 28,	% of	May 31,	% of
	2001	Total (1)	2001	Total (1)

Commercial paper (2)	$834	14%	$845	14%
Medium-term notes	234	4%	279	4%
Members’ subordinated certificates	1,685	100%	1,582	100%
Members’ equity (3)	367	100%	394	100%

Total	$3,120		$3,100

Percentage of total capitalization	15.7%		15.6%

(1)	Represents the percentage of each line item outstanding to CFC members.
(2)	Includes $41 and $23 related to the Daily Liquidity Fund at February 28, 2002 and May 31, 2001, respectively.
(3)	Members’ equity is prior to SFAS 133 adjustments.

The total amount of member investments increased slightly at February 28, 2002 compared to May 31, 2001 due to the increase in members’ subordinated certificates. Total capitalization at February 28, 2002, was $19,866, an increase of $19 over the total capitalization of $19,847 at May 31, 2001. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 17.7% and 17.0% at February 28, 2002 and May 31, 2001, respectively.

Financial and Industry Outlook
During the nine months ended February 28, 2002, the balance of members’ equity and subordinated certificates, excluding SFAS 133 adjustments, increased by $76 or 3.8%. The increase was a result of an increase of $103 to members’ certificates outstanding, offset by a decrease of $27 to retained net margins. The decrease to retained net margins is a result of year to date margin of $73 prior to SFAS 133 adjustments less the retirement of patronage capital. Total members’ certificates and equity, prior to SFAS 133 adjustments, at February 28, 2002, was $2,052 compared to $1,976 at May 31, 2001.

On June 1, 2001, CFC adopted SFAS 133. The adoption of this statement has caused significant variability in CFC’s reported net margin and total equity. At February 28, 2002, CFC was required to recognize a $166 derivative asset, a $296 derivative liability, $183 other comprehensive expense, $25 of income related to a change in accounting principle and $104 of expense to current earnings. The net impact is that CFC’s total assets have been grossed up by $166 and there has been a reduction of $262 to total equity ($367 total members equity compared to $105 of total equity reported after SFAS 133 adjustments). CFC enters into interest rate exchange agreements and currency exchange agreements as part of its asset liability management strategy. As interest rates and currency exchange rates in the capital markets increase or decrease, the fair value of these derivative instruments will change. As a result of adopting SFAS 133, CFC anticipates increased volatility in reported net margin, other comprehensive income and equity. However, there is no net impact of the SFAS 133 adjustments over time on the results of operations when derivatives are held to maturity and CFC and its counterparties perform. It is CFC’s policy to hold all derivatives to maturity.

As of the reporting date, CFC’s total equity has been reduced by $289, from $394 at May 31, 2001 to $105 at February 28, 2002. The majority of the decrease, $262, is a result of the implementation of SFAS 133 (described above). The reduction from placing interest rate and currency exchange agreements on the balance sheet at fair value should reverse over time as long as CFC and its counterparties perform as required through the maturity date. The remaining reduction, $27, is due to the retirement of patronage capital, $100, offset by year to date net margin prior to SFAS 133, $73.

CFC’s leverage and debt to adjusted equity ratios excluding SFAS 133 adjustments continued to decrease from May 31, 2001 to February 28, 2002. The leverage ratio excluding SFAS 133 adjustments was 7.21 at February 28, 2002 compared to 7.69 at May 31, 2001. CFC’s debt to adjusted equity ratio excluding SFAS 133 adjustments was 5.47 at February 28, 2002, a decrease from 6.05 at May 31, 2001. The decrease to both ratios was a result of the increased retention of members’ equity and subordinated certificates and the increase to the loan loss reserve. CFC expects these ratios to continue to decline during the remainder of fiscal year 2002 as a result of the slower loan growth, increased retention of members’ equity and subordinated certificates and increases to the loan loss reserve.

Over the past three fiscal years, CFC has experienced loan growth averaging $3,035 per year. CFC does not anticipate that the significant growth in loans outstanding will continue in fiscal year 2002. At February 28, 2002, total loans outstanding were $19,965, which was an increase of $281 from the May 31, 2001 balance of $19,684. CFC does not anticipate that the loan balance will increase significantly over the last three months of fiscal year 2002.

CFC received a payment of $50 representing the majority of excess cashflow from Deseret for calendar year 2001. CFC anticipates an additional payment of excess cashflow once Deseret has completed its audit for 2001. Per the restructure agreement, CFC receives 80% of the excess cashflow generated during the year. CFC will receive an additional $4 once Deseret’s audit is completed. The payment of $54 would be in addition to quarterly minimum payments that totaled $34. During the first four years of the restructure agreement, CFC received an average excess cashflow payment of $18. The receipt of excess cashflow payments has allowed CFC to move the Deseret loan from non-accrual status to accrual status at a rate of 7%. The agreement was signed in October 1996 and remained on non-accrual through January 1999. The Deseret loan began to accrue interest in February 1999 at a rate of 3%. Due to the level of excess cashflow received, CFC increased the accrual rate to 5% in June 2000 and 7% in January 2001. CFC does not anticipate increasing the accrual rate above the current 7%, but rather will use all payments in excess of the amount required to cover the 7% interest accrual to reduce the principal balance on the loans. Deseret estimates that excess cash generated for calendar year 2002 will be approximately $23. The lower excess cash projection for 2002 is a reflection of the reduced prices for electricity in the western power markets. CFC would receive $18.4 (80%) of the total $23 excess cash generated, which is approximately the average for all years, if the large payment of $54 for 2001 is excluded.

In September, the California Public Utilities Commission voted to discontinue customer choice in California. The problems faced in California have caused some states to slow their pace toward electric deregulation or to modify their deregulation plans. At February 28, 2002, 16 states were active in the restructuring process. In these states, customer choice was either currently available to all or some customers or will soon be available. Those states are Arizona, Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Texas, and Virginia. Of the remaining states, 26 states were not actively pursuing restructuring, seven states have delayed the restructuring process or the implementation of customer choice, and one state has suspended customer choice.

In the 16 states that were active in customer choice, CFC had a total of 222 electric members (171 distribution, 19 power supply and 32 associate) and $5,070 of loans to electric systems in these states. In New York, where CFC has five electric members and $9 of loans, cooperatives are not required to file competition plans with the state utility commission. CFC continues to believe that the distribution systems, which comprise the majority of CFC’s membership and loan exposure, will not be materially impacted by a move to customer choice. The experience to date has been that, even in those states where customers have a choice of alternative energy suppliers, very few customers have switched from a traditional supplier.

In addition, in 4 of the 16 states actively operating under customer choice laws, co-ops have a choice whether to “opt in” to competition or retain a monopoly position with respect to energy sales. Those states are Illinois, New Jersey, Ohio, and Texas. As of February 28, 2002, CFC has loans outstanding in the amount of $3,966 in those states. Furthermore, even if customers choose to purchase energy from an alternative supplier, the distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore the distribution systems will still be charging a fee or access tariff for the service of delivering power regardless of who supplies the power.

The impact on power supply systems cannot be determined until final rules have been approved in each state with regard to stranded cost recovery.

In April 2001, Standard & Poor’s Corporation downgraded CFC’s long-term secured and unsecured debt ratings by one tick and placed CFC’s long-term ratings on negative outlook. Moody’s Investors Service and Fitch, Inc. had also placed CFC’s long-term ratings on negative outlook. The agencies’ outlook for CFC remained negative through February 28, 2002. On December 3, 2001 Fitch, Inc. placed CFC on ratings watch negative, on December 6, 2001, Standard and Poor’s Corporation placed CFC on creditwatch with negative implications and on December 11, 2001, Moody’s Investors Service placed CFC under review for possible downgrade. These actions were due to CoServ’s November 30, 2001 filing of bankruptcy for certain of its telecommunications companies. In January 2002 all three of the agencies downgraded CFC’s debt ratings by one tick and returned the outlook to negative.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion on page 34 and 35.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.
CoServ has filed a complaint against CFC as an adversary proceeding in the bankruptcy case. This matter is described in footnote 11(d) to the combined financial statements on pages 18 and 19.

Item 2.	Changes in Securities.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.

A	Exhibits.
None.

B	Reports on Form 8-K.

Item 4 on March 22, 2002 — Changes in registrant’s certifying accountant.

Item 7 on March 8, 2002 — Filing of Underwriting Agreement for Global Unsecured Notes; Form of Global Certificates for the 6.50% Notes due 2007, the 7.25% Notes due 2012 and the 8.00% Notes due 2032.

Item 5 on February 4, 2002 — Chapter 11 filing of Significant Borrower.

Item 5 on January 18, 2002 — Press release with ratings as of January 18, 2002.

Item 5 on January 17, 2002 — Press release with ratings as of January 17, 2002.

Item 7 on January 16, 2002 — Amendment to Agency Agreement and Calculation Agent Agreement relating to the distribution of CFC’s Medium-Term Notes, Series C, within the United States.

Item 5 on January 10, 2002 — Press release with ratings as of January 8, 2002 and Foreclosure of Significant Borrower.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

/s/ Steven L. Lilly Chief Financial Officer

/s/ Robert E. Geier Acting Controller (Principal Accounting Officer)

March 26, 2002