Form 10-K
period 2002-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2002-08-21
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2002

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-7102

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DISTRICT OF COLUMBIA
(State or other jurisdiction of incorporation or organization)

52-0891669
(I.R.S. Employer Identification Number)

2201 COOPERATIVE WAY, HERNDON, VA 20171
(Address of principal executive offices)
(Registrant's telecommunications number, including area code, is 703-709-6700)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on		exchange on
Title of each class	which listed	Title of each class	which listed
6.50% Collateral trust bonds due 2002	NYSE	7.30% Collateral trust Bonds, due 2006	NYSE
6.70% Collateral trust bonds, due 2002	NYSE	6.20% Collateral trust bonds, due 2008	NYSE
5.00% Collateral trust bonds, due 2002	NYSE	5.75% Collateral trust bonds, due 2008	NYSE
5.95% Collateral trust bonds, due 2003	NYSE	5.70% Collateral trust bonds, due 2010	NYSE
7.375% Collateral trust bonds, due 2003	NYSE	7.20% Collateral trust bonds, due 2015	NYSE
5.30% Collateral trust bonds, due 2003	NYSE	6.55% Collateral trust bonds, due 2018	NYSE
6.00% Collateral trust bonds, due 2004	NYSE	7.35% Collateral trust bonds, due 2026	NYSE
6.375% Collateral trust bonds, due 2004	NYSE	7.65% Quarterly income capital securities, due 2046	NYSE
5.50% Collateral trust bonds, due 2005	NYSE	7.375% Quarterly income capital securities, due 2047	NYSE
6.125% Collateral trust bonds, due 2005	NYSE	7.625% Quarterly income capital securities, due 2050	NYSE
6.65% Collateral trust bonds, due 2005	NYSE	7.40% Quarterly income capital securities, due 2050	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [ X ]

The Registrant has no stock.

TABLE OF CONTENTS

Part No.	Item No.	Page

I.	1.	Business	1
		General	1
		Members	1
		Distribution Systems	2
		Power Supply Systems	3
		Service Organizations and Associate Member Systems	3
		Telecommunications Systems	3
		Loan Programs	3
		Interest Rates on Loans	5
		Electric Loan Programs	5
		Telecommunications Loan Programs	6
		RUS Guaranteed Loans	7
		Largest Borrowers	7
		Credit Limitation	7
		Loan Security	8
		Conversion of Loans	8
		Prepayment of Loans	8
		Pledging of Loans	8
		Guarantee Programs	9
		Guarantees of Long-Term Tax-Exempt Bonds	9
		Guarantees of Lease Transactions	10
		Guarantees of Tax Benefit Transfers	10
		Letters of Credit	10
		Other Guarantees	10
		CFC Financing Factors	10
		Members' Subordinated Certificates	11
		Members' Equity	11
		Debt Issuance	11
		Interest Rate and Cross Currency Interest Rate Exchange Agreements	12
		Revolving Credit Agreements	12
		Borrowing Costs	13
		Tax Status	13
		Investment Policy	13
		Employees	13
		CFC Lending Competition	13
		Member Regulation and Competition	14
		The RUS Program	17
		Member Financial Data	17
	2.	Properties	25
	3.	Legal Proceedings	25
	4.	Submission of Matters to a Vote of Security Holders	25
II.	5.	Market for the Registrant's Common Equity and Related Stockholder Matters	26
	6.	Selected Financial Data	26
	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
	7A.	Quantitative and Qualitative Disclosures About Market Risk	53
	8.	Financial Statements and Supplementary Data	53
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
III.	10.	Directors and Executive Officers of the Registrant	54
	11.	Executive Compensation	58
	12.	Security Ownership of Certain Beneficial Owners and Management	60
	13.	Certain Relationships and Related Transactions	60
IV.	14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	61

Part I

Item 1.	Business.

General

National Rural Utilities Cooperative Finance Corporation ("CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a dependable source of low cost capital and financial products and services. CFC provides its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC will also lend 100% of the loan requirement for those members electing not to borrow from RUS. CFC is owned by and makes loans primarily to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides guarantees to its members for tax-exempt financings of pollution control facilities and other properties constructed or acquired by its members, debt in connection with certain leases and various other transactions. CFC is exempt from federal income taxes under the provisions of Internal Revenue Code section 501(c)(4).

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and affiliates. CFC is the sole source of funding for RTFC and manages the affairs of RTFC through a long-term management agreement. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements (see Note 1(b) to the combined financial statements). RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly deducts allocations of net margins paid to its patrons.

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

Members

CFC had 1,042 members as of May 31, 2002, including 897 utility members, virtually all of which are consumer-owned cooperatives, 72 service members and 73 associate members. The utility members included 826 distribution systems and 71 generation and transmission ("power supply") systems operating in 49 states and four U.S. territories.

CFC currently has five classes of members:
*	Class A - cooperative or not-for-profit distribution systems;
*	Class B - cooperative or not-for-profit power supply systems;
*	Class C - statewide and regional associations which are wholly-owned or controlled by Class A or Class B members;
*	Class D - national associations of cooperatives; and
*

Class E - associate members - not-for-profit groups or entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide non-electric services primarily for the benefit of ultimate consumers. Associate members are not entitled to vote at any meeting of the members and are not eligible to be represented on CFC's board of directors.

RTFC had 512 members as of May 31, 2002. Membership in RTFC is limited to commercial (for-profit) or cooperative (not-for-profit) telecommunications systems eligible to receive loans or other assistance from RUS, which are engaged (or plan to be engaged) in providing telecommunication services to ultimate users and affiliates of such corporations.

Set forth below is a table showing by state or U.S. territory the total number of CFC and RTFC members, the percentage of total loans and the percentage of total loans and guarantees outstanding at May 31, 2002.

Number		Loan and	Number		Loan and
of	Loan	Guarantee	of	Loan	Guarantee
Members	%	%	Members	%	%
Alabama	30	1.3%	1.5%	Missouri	64	3.1%	3.5%
Alaska	30	1.5%	1.4%	Montana	39	1.1%	1.0%
American Samoa	1	0.0%	0.0%	Nebraska	40	0.1%	0.1%
Arizona	23	0.7%	0.8%	Nevada	5	0.5%	0.4%
Arkansas	29	2.6%	2.5%	New Hampshire	7	1.1%	1.2%
California	11	0.1%	0.1%	New Jersey	1	0.0%	0.0%
Colorado	40	4.0%	3.9%	New Mexico	25	0.2%	0.2%
Connecticut	2	1.0%	0.9%	New York	13	0.1%	0.1%
Delaware	2	0.1%	0.1%	North Carolina	45	4.8%	4.8%
District of Columbia	5	1.7%	3.6%	North Dakota	34	0.3%	0.2%
Florida	20	2.4%	3.1%	Ohio	42	1.9%	1.8%
Georgia	68	8.4%	7.6%	Oklahoma	51	2.6%	2.4%
Guam	1	0.0%	0.0%	Oregon	40	1.4%	1.4%
Hawaii	1	0.0%	0.0%	Pennsylvania	26	0.8%	0.8%
Idaho	17	0.8%	0.7%	South Carolina	38	2.7%	2.4%
Illinois	52	3.4%	3.1%	South Dakota	49	0.8%	0.7%
Indiana	52	1.3%	1.8%	Tennessee	29	0.5%	0.5%
Iowa	121	5.8%	5.4%	Texas	112	20.4%	19.2%
Kansas	50	1.4%	1.5%	Utah	11	2.9%	3.0%
Kentucky	33	1.1%	1.8%	Vermont	8	0.2%	0.2%
Louisiana	18	1.3%	1.2%	Virgin Islands	1	3.1%	2.8%
Maine	6	0.2%	0.2%	Virginia	28	1.3%	1.2%
Maryland	2	0.6%	0.6%	Washington	18	0.4%	0.4%
Massachusetts	2	0.0%	0.0%	West Virginia	5	0.0%	0.0%
Michigan	25	1.5%	1.4%	Wisconsin	64	1.5%	1.4%
Minnesota	77	4.3%	4.4%	Wyoming	15	0.8%	0.8%
Mississippi	26	1.9%	1.9%	Total	1,554	100.0%	100.0%

Distribution Systems

Distribution systems are utilities engaged in retail sales of electricity to consumers in their service areas. Most distribution systems have all-requirements power contracts with their power supply systems, which are owned and controlled by the member distribution systems. The wholesale power contracts between the distribution systems and the power supply systems provide for rate adjustments to cover the costs of supplying power, although in certain cases such adjustments must be approved by regulatory agencies. Wholesale power for resale also comes from other sources, including power supply system contracts with government agencies, investor-owned utilities and other entities, and in rare cases, the cooperative's own generating facilities.

Wholesale power supply contracts ordinarily guarantee neither an uninterrupted supply nor a constant cost of power. Contracts with RUS-financed power supply systems (which generally require the distribution system to purchase all its power requirements from the power supply system) provide for rate increases to pass along increases in sellers' costs. The wholesale power contracts permit the power supply system, subject to approval by RUS and, in certain circumstances, regulatory agencies, to establish rates to its members so as to produce revenues sufficient, with revenues from all other sources, to meet the costs of operation and maintenance (including replacements, insurance, taxes and administrative and general overhead expenses) of all generating, transmission and related facilities, to pay the cost of any power and energy purchased for resale, to pay the costs of generation and transmission, to make all payments on account of all indebtedness and lease obligations of the power supply system and to provide for the establishment and maintenance of reasonable reserves. The board of directors of the power supply system reviews the rates under the wholesale power contracts at least annually.

Power contracts with investor-owned utilities and power supply systems which do not borrow from RUS generally have rates subject to regulation by the Federal Energy Regulatory Commission ("FERC"). Contracts with federal agencies generally permit rate changes by the selling agency (subject, in some cases, to federal regulatory approval).

Power Supply Systems

Power supply systems are utilities that purchase or generate electric power and provide it on a wholesale basis to distribution systems for delivery to the ultimate retail consumer.  Of the 61 operating power supply systems financed in whole or in part by RUS or CFC at December 31, 2000 (the most recent year for which data is available), 60 were cooperatives owned directly or indirectly by groups of distribution systems and one was government owned. Of this number, 37 had generating capacity of at least 100 megawatts, and ten had no generating capacity. The systems with no generating capacity generally operated transmission lines to supply certain distribution systems. Certain other power supply systems have been formed but do not yet own generating or transmission facilities.

At December 31, 2000, the 56 power supply systems reporting to CFC owned interests in 146 generating plants representing generating capacity of approximately 33,477 megawatts, or approximately 5.3% of the nation's estimated electric generating capacity, and served 609 RUS distribution system borrowers. Certain of the power supply systems which lease generating plants from others operate these facilities to produce their power requirements. Of the power supply systems' total generating capacity in place as of December 31, 2000, steam plants accounted for 87.4% (including nuclear capacity representing approximately 8.6% of such total generating capacity), internal combustion plants accounted for 10.1% and hydroelectric plants accounted for 1.9%. (These statistics include 5 systems that did not have long-term loans from CFC at December 31, 2000, but reported to CFC subsequent to the filing of the 2001 10-K).

Service Organizations and Associate Member Systems

Service organizations include the National Rural Electric Cooperative Association ("NRECA"), statewide cooperative associations, and the National Cooperative Service Corporation ("NCSC"). NRECA represents cooperatives nationally. The statewide cooperative associations represent the cooperatives within a state. NCSC is owned and governed by its electric cooperative members. NCSC's membership is composed of certain CFC distribution members. NCSC is operated by CFC staff under a management agreement. NCSC's board is composed of 11 directors, ten of whom are elected from its member cooperative organizations and one is selected by CFC. NCSC lends to the for-profit subsidiaries and customers of its members and to organizations that provide substantial benefit to a NCSC member. NCSC obtains all of its funding through direct loans from CFC, private placement debt issuance with a guarantee from CFC and by the sale of commercial paper with a CFC guarantee.

Associate members include organizations that are owned, controlled or operated by, or provide significant benefit to, Class A, B or C members and that provide non-electric services primarily for the benefit of ultimate consumers.

Telecommunications Systems
Telecommunications systems include not-for-profit cooperative organizations and for-profit commercial organizations that provide local exchange and access telecommunications services to rural areas.

Independent rural telecommunications companies provide service in the majority of America's rural areas. These companies, which number approximately 1,020, are called independent because they are not affiliated with the regional bell operating companies or other large holding companies. The majority of these independent rural telecommunications companies are small family-owned or privately-held commercial companies. Fourteen of these commercial companies are publicly traded. Included in the total are approximately 275 not-for-profit cooperative telecommunications companies.

Rural telecommunications companies comprise a small sector of a local exchange telecommunications industry that provides service to over 177 million access lines. These rural companies range in size from fewer than 50 customers to more than 100,000. Rural telecommunications companies' annual operating revenues range from less than $100,000 to over $250 million. In addition to basic local exchange and access telecommunications service, most independents offer other communications services including wireless, cable television and internet access. Most rural telecommunications companies' networks incorporate digital switching, fiber optics and other advanced technologies.

Loan Programs

CFC offers long-term loans with maturities of up to 35 years, intermediate-term loans with maturities of up to five years, and line of credit loans. Long-term and intermediate-term loans are available at fixed or variable interest rates and line of credit loans are generally available only at a variable interest rate. Long-term loans are generally secured by a first mortgage lien on all assets and revenues of the borrower. Intermediate-term loans may be secured or unsecured and line of credit loans are generally unsecured. On line of credit loans with a maturity of more than one year, the outstanding balance is generally required to be paid down to zero for five consecutive days during each year. CFC makes loans to borrowers on a concurrent basis with RUS (generally 70% RUS/30% CFC) and will also make 100% loans to borrowers electing not to borrow from RUS.

Members with long-term loans outstanding are required to provide annual audited financial statements to CFC. Borrowers also must make various representations in an officer's certificate and maintain certain levels of financial performance as prescribed under each loan program.

Set forth below is a table showing loans outstanding to borrowers at May 31, 2002, 2001 and 2000 and the weighted average interest rates thereon and loans committed but unadvanced to borrowers at May 31, 2002.

	Loans outstanding and weighted average interest rates						Unadvanced
(Dollar amounts in thousands)	thereon at May 31,						Commitments at
Long-term fixed rate secured loans (C):	2002 (A)		2001		2000		May 31, 2002 (B)
Electric systems	$7,848,861	6.32%	$6,088,076	6.85%	$6,674,470	6.74%	$-
Telecommunication systems	2,694,945	7.90%	2,453,158	8.17%	1,540,928	7.36%	-
Total long-term fixed rate secured loans	10,543,806	6.72%	8,541,234	7.23%	8,215,398	6.86%	-
Long-term variable rate secured loans (D):
Electric systems	4,127,019	4.21%	5,096,467	7.05%	4,019,155	7.45%	6,135,109
Telecommunication systems	2,138,174	5.71%	2,481,257	7.69%	1,816,826	8.02%	315,047
Total long-term variable rate secured loans	6,265,193	4.72%	7,577,724	7.26%	5,835,981	7.62%	6,450,156
Loans guaranteed by RUS:
Electric systems	242,574	4.75%	182,134	6.31%	89,153	6.53%	58,014
Intermediate-term secured loans:
Electric systems	31,133	5.48%	55,325	7.08%	141,771	7.41%	26,277
Intermediate-term unsecured loans:
Electric systems	177,154	5.19%	276,785	7.24%	200,706	7.35%	238,013
Telecommunication systems	7,298	5.75%	13,836	7.50%	12,206	7.80%	5,779
Total intermediate-term unsecured loans	184,452	5.21%	290,621	7.25%	212,912	7.37%	243,792
Line of credit loans (E):
Electric systems	1,002,459	4.57%	1,193,795	7.35%	1,281,483	7.59%	4,821,764
Telecommunication systems	226,113	6.32%	377,148	8.12%	329,768	8.32%	413,861
Total line of credit loans	1,228,572	4.89%	1,570,943	7.53%	1,611,251	7.74%	5,235,625
Nonperforming loans:
Electric systems	1,002,782	-	812	-	-	-	-
Telecommunication systems	8,546	-	-	-	-	-	-
Total nonperforming loans	1,011,328	-	812	-	-	-	-
Restructured loans:
Electric systems	540,051	6.92%	1,465,157	2.63%	571,579	3.90%	-
Total loans	20,047,109	5.61%	19,683,950	6.91%	16,678,045	7.12%	12,013,864
Less: Allowance for loan losses	(506,742)		(331,997)		(228,292)		-
Net loans	$19,540,367		$19,351,953		$16,449,753		$12,013,864
Total by member class:
Distribution	$11,866,442		$11,444,999		$10,394,985		$8,647,187
Power supply	2,624,039		2,308,384		2,037,108		2,405,217
Statewide and associate	481,552		605,168		546,224		226,773
Telecommunication systems	5,075,076		5,325,399		3,699,728		734,687
Total	$20,047,109		$19,683,950		$16,678,045		$12,013,864

(A)

The interest rates in effect at August 1, 2002 on loans to electric members were 6.70% for long-term loans with a seven-year fixed rate term, 4.20% on variable rate long-term loans and 4.60% on intermediate-term loans and lines of credit. The rates in effect at August 1, 2002 on loans to telecommunication systems were 7.45% for long-term loans with a seven-year fixed rate term, 5.60% on long-term variable rate loans, 5.85% on intermediate-term loans and 6.25% on lines of credit.

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

(C)

Includes $395 million, $56 million and $102 million of unsecured loans at May 31, 2002, 2001 and 2000, respectively. During the year ended May 31, 2002, long-term fixed rate loans totaling $482 million had their interest rates adjusted.

(D)	Includes $266 million, $65 million and $49 million of unsecured loans at May 31, 2002, 2001 and 2000, respectively.
(E)	Includes $387 million, $445 million and $342 million of secured loans at May 31, 2002, 2001 and 2000, respectively.

Interest Rates on Loans
CFC's goal as a not-for-profit cooperatively-owned finance company is to set rates at levels that will provide its members with the lowest cost financing while maintaining sound financial results as required to obtain high credit ratings on its debt instruments. CFC sets its interest rates based on the cost of funding plus provisions for general and administrative expenses, the loan loss allowance and a reasonable net margin. Various discounts, which reduce the stated interest rates, are available to borrowers meeting certain criteria related to performance, volume and whether they borrow exclusively from CFC.

Set forth below are the weighted average interest rates earned on all loans outstanding during the fiscal years ended May 31:

	2002	2001	2000
Long-term fixed rate	6.56%	6.78%	6.66%
Long-term variable rate	5.08%	7.60%	6.59%
Telecommunication organizations (1)	7.13%	8.31%	7.45%
Refinancing loans guaranteed by RUS	3.14%	6.61%	6.29%
Intermediate-term	5.97%	7.99%	6.92%
Short-term	5.49%	8.01%	7.01%
Associate members (1)	5.53%	7.86%	6.85%
Nonperforming (2)	0.00%	0.00%	0.00%
Restructured	3.21%	4.33%	3.90%
All loans	5.98%	7.36%	6.74%
(1)	Includes long-term fixed rate, long-term variable rate, intermediate-term and short-term loans.
(2)	Interest rate earned by CFC recognized on a cash basis.

Electric Loan Programs

Long-Term Loans

Long-term loans are generally for terms of up to 35 years. A borrower can select a fixed interest rate for periods of one to 35 years or a variable rate. Upon the expiration of the selected fixed interest rate term, the borrower must select the variable rate or select another fixed rate term for a period that does not exceed the remaining loan maturity. CFC sets long-term fixed rates daily and the long-term variable rate is set on the first business day of each month. The fixed rate on a loan is determined on the day the loan is advanced based on the rate term selected. A borrower may divide its loan into various tranches. The borrower then has the option of selecting a fixed or variable interest rate for each tranche.

To be eligible for long-term loan advances, distribution systems must maintain an average modified debt service coverage ratio ("MDSC"), as defined in the loan agreement, of 1.35 or greater. The distribution systems must also be in good standing with CFC and their states of incorporation, supply evidence of proper corporate authority and deliver to CFC annual audited financial statements. Generally, the minimum eligibility requirements for power supply systems are an average times interest earned ratio ("TIER") and MDSC, as described in the loan agreement, of 1.0 or greater. Loans to power supply systems are considered on a case-by-case basis depending on the amount of the loan, the intended use of funds, the financial condition of the borrower and any guarantees that may be provided by a third party, including RUS and the member distribution systems. CFC has in the past and may in the future make long-term loans to distribution and power supply systems that do not meet the minimum lending criteria. During the five years ended May 31, 2002, 3.8% of the dollar amount of long-term loans approved was to borrowers that did not meet the minimum lending criteria. In addition, during the five years ended May 31, 2002, CFC approved loans totaling $151 million for discounted RUS note buyouts by one power supply system that did not meet minimum lending criteria. In this transaction, CFC obtained guarantees from the member distribution system for the entire loan amount.

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

Power Vision Program
Under this program, an eligible borrower is pre-approved for long-term secured financing in an aggregate amount that can be drawn down in increments as requested by the borrower over a five-year period. All necessary approvals, administrative procedures and loan documentation are obtained or put into place at the time the credit facility is established, and the borrower has significant flexibility in determining the size and maturity of each loan requested under the facility. CFC does not charge its members a commitment fee on amounts approved under the power vision program.

A borrower must meet loan eligibility criteria at the time of any advance under the power vision program. In addition, a borrower must assure CFC that there has been no material adverse change since loan approval.

Telecommunications Loan Programs
The following table summarizes CFC's telecommunications loan portfolio as of May 31, 2002 and 2001:

(Dollar amounts in thousands)	2002	2001
Rural local exchange carriers	$3,811,897	$3,846,625
Wireless providers	357,292	478,664
Long distance carriers	373,809	422,247
Fiber optic network providers	211,245	216,734
Cable television providers	194,806	212,348
Competitive local exchange carriers	105,307	105,310
Other	20,720	43,471
Total	$5,075,076	$5,325,399

CFC's telecommunications loan portfolio is heavily concentrated in the rural local exchange carrier ("RLEC") segment of the telecommunications market, with such loans comprising about 75% of the total telecommunications portfolio. CFC believes that this segment of the market will continue to generate strong cash flow and will experience little, if any, competition in the near term. The two barriers to entry for potential competitors are the low population density of the RLEC service territories and the high quality of service the customers receive from the incumbent RLECs. These services are generally delivered over networks that include fiber optic cable and digital switching.

The businesses to which the remaining 25% of the telecommunications loans have been made are generally supporting the operations of the RLECs and are owned, operated or controlled by RLECs. Many such loans are supported by payment guarantees from the sponsoring RLECs, particularly loans to personal communications service providers and competitive local exchange carriers.

Long-Term Loans

CFC makes long-term loans to rural telecommunications companies and their affiliates for the acquisition of and the construction or upgrade of wireline telecommunications systems, wireless telecommunications systems, fiber optic networks, cable television systems and other corporate purposes. Long-term loans are generally for periods of up to 15 years. Loans may be advanced at a fixed or variable interest rate. Fixed rates are generally available for periods from one year to 15 years. Upon the expiration of the selected fixed interest rate term, the borrower must select another fixed rate term for a period that does not exceed the remaining loan maturity or select the variable rate. CFC sets long-term fixed rates for telecommunications loans daily and the long-term variable rate is set on the first business day of each month. The fixed rate on a loan is determined on the day the loan is advanced or converted to a fixed rate based on the term selected. A borrower may divide its loan into various tranches. The borrower then has the option of selecting a fixed or variable interest rate for each tranche.

To borrow from CFC, a wireline telecommunications system generally must be able to demonstrate the ability to achieve and maintain an annual debt service coverage ratio ("DSC") and an annual TIER of 1.25 and 1.50, respectively. To borrow from CFC, a cable television system, fiber optic network or wireless telecommunications system generally must be able to demonstrate the ability to achieve and maintain an annual DSC of 1.25. Loans made to start-up ventures using emerging technologies are evaluated based on the quality of the business plan and the level and quality of credit support from established companies. Based on the business plan, specific covenants are developed for each transaction which require performance at levels deemed sufficient to repay the CFC obligations under the approved terms.

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

Interim financing line of credit loans are also made available to CFC telecommunications members that have an RUS and/or Rural Telephone Bank ("RTB") loan application pending and have received approval from RUS to obtain interim financing. These loans are for terms up to 24 months and must be retired with advances from the RUS/RTB long-term loans.

RUS Guaranteed Loans

Congress enacted legislation that allows certain systems to prepay existing borrowings from the Federal Financing Bank ("FFB") without prepayment penalties or fees. CFC established a program under which it made long-term loans to members for the purpose of prepaying these loans. Each note evidencing such a loan was issued to a trust, which in turn issued certificates evidencing its ownership to CFC. The principal and interest payments on these notes are guaranteed by RUS. Under RUS loan repayment regulations, the note rate may not exceed the rate borne by the system's prepaid borrowings from the FFB adjusted to reflect savings accrued since prepayment of the note compared with the rate on the prepaid borrowing. The systems are required to pay servicing fees to CFC in connection with these transactions. At May 31, 2002, CFC was holding certificates totaling $44 million. In addition, at May 31, 2002, CFC serviced $138 million of these loans for trusts, the certificates of which have been sold in public offerings.

The level of authority for RUS loan guarantees for the fiscal year ending September 30, 2002 is $2.7 billion. The expected level for fiscal year 2003 is also $2.7 billion. CFC may participate as an eligible lender in the RUS loan guarantee program under the terms and conditions of a master loan guarantee and servicing agreement, dated as of February 16, 1999, between RUS and CFC. Under this agreement, CFC may make long-term secured loans to eligible members for periods of up to 35 years, at fixed or variable rates established by CFC. As long as CFC is in compliance with the terms and conditions of the agreement, RUS will guarantee the principal and interest payments on the notes evidencing such loans. At May 31, 2002, CFC had $199 million of loans outstanding under this program.

Largest Borrowers

At May 31, 2002, the ten largest borrowers had outstanding loans from CFC totaling $5,193 million, which represented 26% of CFC's total loans outstanding. At May 31, 2002, outstanding guarantees for these same ten borrowers totaled $493 million, which represented 25% of CFC's total guarantees outstanding. CFC's ten largest credit exposures represented 26% of total exposure at May 31, 2002 and 2001. On those dates, no member had outstanding loans and guarantees in excess of 4.6% of the aggregate amount of CFC's outstanding loans and guarantees.

Credit Limitation

Under CFC's policy, (1) CFC's total exposure to any borrower is limited to 25% of CFC's defined net worth, (2) CFC's unsecured loans to any borrower are limited to 10% of CFC's defined net worth, and (3) CFC's guarantees outstanding for the benefit of any member are limited to 10% of CFC's defined net worth. CFC's defined net worth is the total of subordinated certificates issued and outstanding, members' equity (see Note 8 to the combined financial statements) and the loan loss allowance. If a borrower submitting a new loan application has a CFC exposure in excess of any one of the three tests, only the CFC board of directors may approve the new loan application. CFC's board of directors may approve a loan to a borrower with an exposure in excess of one or more of these tests after consideration of other factors, including the amount of the loan, the maturity of the loan, and the value of collateral held by CFC. At May 31, 2002, there were two borrowers with total exposure greater than 25% of CFC's defined net worth and one borrower which had total guarantees outstanding in excess of 10% of CFC's defined net worth. Only CFC's board of directors may approve new loans to these borrowers.

Loan Security

CFC typically makes long-term loans to its members on a secured basis. Intermediate-term loans may be secured or unsecured, as determined on a case-by-case basis. Line of credit loans are generally unsecured. At May 31, 2002, a total of $1,687 million of loans were unsecured, representing 8% of total loans. CFC's long-term loans are typically secured pro-rata with other secured lenders (primarily RUS) by all assets and future revenues of the borrower. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios.

In the case of members whose property is subject to the new form of RUS mortgage that has been used since January 1996, no RUS approval of the CFC loan is required if certain objective tests set forth in the mortgage are met. In August 1998, RUS promulgated regulations which provide that no RUS approval is required for a loan made to a member whose property is subject to the pre-1996 form of RUS mortgage, so long as the objective tests set forth in the new form of RUS mortgage are met. In all other cases, RUS approval of the loan is required, even in the case of a 100% CFC loan, in order to accommodate RUS' mortgage lien so that CFC may share ratably in the security provided by the mortgaged property. CFC and RUS are then mortgagees in common, entitled to the security in proportion to the unpaid principal amounts of their respective loans. Mortgages do not require that the value of the mortgaged property be at least equal to the obligations secured thereby.

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

Security for long-term loans made to RUS telecommunications borrowers generally consists of a first mortgage lien on the assets and revenues of the system on a pari passu basis with RUS. Security for long-term loans made to non-RUS telecommunications borrowers is typically a first mortgage lien on all assets and revenues of the borrower and generally a loan will not exceed 80% of the estimated value of the collateral. At May 31, 2002, a total of $305 million or 6% of CFC's telecommunications loans outstanding were unsecured. These unsecured loans are primarily lines of credit made to RUS borrowers and a long-term loan made to a non-RUS borrower which has no secured debt.

At May 31, 2002, CFC had a total of $282 million of unsecured guarantees, representing 14% of total guarantees. When considered together, CFC's unsecured credit at May 31, 2002, totaled $1,969 million, representing 9% of total loans and guarantees outstanding.

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

Pledging of Loans

CFC pledges long-term secured distribution member loans as collateral to secure its collateral trust bonds. CFC must maintain collateral on deposit with the trustee in a principal amount at least equal to the principal balance of collateral trust bonds outstanding. At May 31, 2002 and 2001, CFC had $6,144 million and $5,612 million, respectively, of collateral on deposit securing $5,819 million and $4,739 million, respectively, of collateral trust bonds outstanding. In addition, $2 million of cash is pledged at May 31, 2002. CFC may withdraw collateral at any time, provided that the principal balance of notes, cash and eligible securities on deposit after withdrawal is greater than the principal amount of bonds outstanding.

Guarantee Programs

Set forth below is a table showing CFC's guarantees:
	May 31,
(Dollar amounts in thousands)	2002	2001	2000
Long-term tax-exempt bonds*	$940,990	$979,725	$1,024,340
Debt portions of leveraged lease transactions	41,064	103,794	111,319
Indemnifications of tax benefit transfers	208,637	232,930	259,223
Letters of credit	310,926	370,592	275,995
Other guarantees	469,750	444,640	274,325
Total	$1,971,367	$2,131,681	$1,945,202

*

Includes $859 million, $886 million and $920 million at May 31, 2002, 2001 and 2000, respectively, of adjustable rate pollution control bonds which can be tendered for purchase at specified times at the option of the holders (in the case of $198 million, $208 million and $239 million of such bonds outstanding at May 31, 2002, 2001 and 2000, respectively, at any time on seven days' notice, in the case of $186 million, $193 million and $219 million outstanding at May 31, 2002, 2001 and 2000, respectively, at any time on a minimum of one day's notice; and in the case of the remainder on a five-week or semiannual basis). CFC has agreed to purchase any bonds that cannot be remarketed. Since the inception of the program, CFC has not been required to purchase any bonds.

The following chart summarizes guarantees outstanding by member class at May 31, 2002, 2001 and 2000.

	Guarantees by Member Class
(Dollar amounts in thousands)	2002		2001		2000
Electric systems:
Distribution	$69,580	4%	$157,202	7%	$103,767	5%
Power supply	1,423,981	72%	1,556,229	73%	1,575,891	81%
Associate & service members	472,468	24%	418,250	20%	265,544	14%
Subtotal electric systems	1,966,029	100%	2,131,681	100%	1,945,202	100%
Telecommunication systems	5,338	-	-	-	-	-
Total	$1,971,367	100%	$2,131,681	100%	$1,945,202	100%

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

Letters of Credit

CFC issues irrevocable letters of credit to support members' obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw, with interest accruing from such date at CFC's line of credit variable rate of interest. The agreement also requires the member to pay, as applicable, any late payment charges and all costs of collection, including reasonable attorneys' fees.

Other Guarantees

CFC may provide other guarantees as requested by its members. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin.

Members' interest expense for the year ended May 31, 2002 on debt obligations guaranteed by CFC was approximately $39 million.

CFC Financing Factors

CFC funds its loan programs through retained margins for the current year, allocated but unretired patronage capital (members' equity investments), members' subordinated certificate investments and issuance of debt to members and in the capital markets. The following table details the funds outstanding, percentage of total capitalization and the average interest rate on funds outstanding at May 31, 2002, 2001 and 2000.

	2002			2001			2000
			Weighted			Weighted			Weighted
			Average			Average			Average
	Amounts	% of	Interest	Amounts	% of	Interest	Amounts	% of	Interest
(Dollar amounts in thousands)	Outstanding	Total	Rate	Outstanding	Total	Rate	Outstanding	Total	Rate
Commercial paper (1)	$3,237,001	16%	1.89%	$6,193,990	31%	4.44%	$6,705,035	40%	6.17%
Collateral trust bonds	5,819,138	29%	6.03%	4,739,079	24%	6.28%	3,351,366	20%	6.34%
Medium-term notes	8,213,395	41%	4.82%	6,388,338	32%	4.80%	4,791,361	28%	6.33%
Quarterly income
capital securities	600,000	3%	7.48%	550,000	3%	7.62%	400,000	2%	7.62%
Members' subordinated
certificates	1,691,970	9%	2.73%	1,581,860	8%	2.74%	1,340,417	8%	3.02%
Members' equity (2)	392,056	2%	0.00%	393,899	2%	0.00%	341,217	2%	0.00%
Total	$19,953,560	100%	4.50%	$19,847,166	100%	4.86%	$16,929,396	100%	5.91%
_____________________________________
(1) Includes $100 million, $100 million and $155 million of bank bid notes and $45 million, $23 million and $0 for the daily liquidity fund for 2002, 2001 and 2000, respectively.
(2) See Note 8 to the combined financial statements.

Members' Subordinated Certificates

As a Condition of Membership

Generally, members are required to purchase membership subordinated certificates as a condition of membership. The amount of certificates required to be purchased is determined by applying a formula to the member's operations for a period of time, generally 15 years. The membership subordinated certificates generally mature in 100 years from issuance and bear interest at a rate of 5% per annum. At May 31, 2002, CFC had a total of $641 million in membership subordinated certificates outstanding.  Issuance of these certificates has not been significant in recent years. At May 31, 2002, the weighted average maturity of these certificates is approximately 74 years.

As a Condition of Borrowing

Distribution system members may be required to purchase, on long-term loans, a loan subordinated certificate for 2% of the loan amount. Power supply system members may be required to purchase a loan subordinated certificate for 7% of the loan amount. These certificates do not pay interest, do not amortize and have the same maturity as the related long-term loan. The requirement to purchase such a certificate is determined by the member's leverage ratio with CFC and the type of loan selected. In large transactions or for other reasons, CFC may increase the loan subordinated certificate purchase requirement to 12.5% of the loan amount. Certificates issued in these transactions may pay interest and/or may amortize. Telecommunications systems and associate members are required to purchase, on long-term loans, loan subordinated certificates for up to 10% of each loan advance. These certificates do not pay interest, but amortize annually based on the outstanding loan balance. At May 31, 2002, CFC had a total of $860 million of loan subordinated certificates outstanding.

As a Condition of Receiving a Guarantee

Members may be required to purchase a guarantee subordinated certificate of up to 12.5% of the principal amount of the guarantee. The guarantee subordinated certificate matures at the same time as the guarantee. The certificates pay interest at a rate determined in each transaction and may amortize. At May 31, 2002, CFC had a total of $191 million of guarantee subordinated certificates outstanding.

Members' Equity

CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net margin to its members. Annually, CFC allocates its entire net margin before the effects of Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities (see Note 1 to the combined financial statements) to an education fund, to a members' capital reserve and to members based on the members' patronage of CFC during the year. Under that law, CFC is required to maintain an education fund to further the teaching of cooperative principals. CFC allocates a small portion of its annual net margin to the education fund. In fiscal year 2000, CFC established a members' capital reserve in which a portion of the annual net margin may be allocated and held by CFC as equity. CFC established the members' capital reserve to increase equity retention. The net margin allocated to members is retained by CFC and used to fund operations until retired. Currently, CFC retires 70% of the prior year's margin allocated to members during the current fiscal year and holds the remaining 30% for a period of 15 years. The board of directors must authorize all retirements with consideration being given to CFC's financial condition. CFC allocates and retires margins to its affiliated organization, RTFC, which in turn allocates its net margin, including the CFC allocation, to its members under similar policies. At May 31, 2002, CFC had a total of $352 million of allocated but unretired margins, $21 million of unallocated margins and $16 million of margins in the members' capital reserve, which along with $1 million of education fund reserve and $2 million of membership fees comprise the total of members' equity before the effects of SFAS 133 (see Note 8 to the combined financial statements).

Debt Issuance

Debt Issued in the Capital Markets

CFC issues long- and short-term debt in the domestic and foreign capital markets. CFC issues long-term secured collateral trust bonds for periods of two years to 30 years, unsecured medium-term notes for periods of nine months to 30 years, unsecured quarterly income capital securities ("QUICS") for periods of up to 49 years, unsecured commercial paper for periods of one to 270 days and extendable commercial notes with maturities up to 390 days. CFC also enters into bank bid note arrangements with banks. CFC's collateral trust bonds, medium-term notes, QUICS and commercial paper all carry investment grade ratings from three rating agencies (see table in the Management Discussion and Analysis section, page 48).

Debt Issued to Members

CFC sells unsecured commercial paper and medium-term notes to its members. Commercial paper is sold for periods of up to 270 days and medium-term notes are sold for periods of nine months to 30 years. CFC sets rates for both securities daily. In addition, members may invest in the daily liquidity program, under which funds can be withdrawn by the members on demand.

Interest Rate and Cross Currency Interest Rate Exchange Agreements

CFC enters interest rate and cross currency interest rate exchange agreements to minimize interest rate and currency exchange risk. At May 31, 2002, CFC was a party to $12,667 million of interest rate exchange agreements and $1,408 million of cross currency interest rate exchange agreements (see Note 5 to the combined financial statements).

Revolving Credit Agreements

At May 31, 2002, CFC had three revolving credit agreements totaling $4,562 million which were used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by NCSC and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under a three-year agreement, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. In connection with this facility, CFC pays a per annum facility fee of 0.125 of 1% based on CFC's senior unsecured credit ratings per a pricing schedule in the credit agreement.

At May 31, 2002 there were two 364-day agreements totaling $3,534 million. These agreements were scheduled to expire onAugust 7, 2002 and were replaced on July 1, 2002 with two 364-day agreements totaling $2,678 million that expire on June 30, 2003. Under one of the 364-day agreements, CFC may borrow $2,378 million. This credit agreement was entered into with a syndicate of 17 banks with JPMorgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, JPMorgan Chase Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and The Bank of Nova Scotia, ABN AMRO Bank, N.V. and Bank One, N.A. as Documentation Agents. In addition, CFC entered into a second 364-day agreement for $300 million with a syndicate of six banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent, ABN AMRO Bank, N.V. as Syndication Agent and The Bank of Tokyo-Mitsubishi, Ltd., JPMorgan Chase Bank and Banc of America Securities LLC as Documentation Agents. Both agreements have a revolving credit period that terminates on June 30, 2003 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period with a .250 of 1% per annum fee on the outstanding principal amount of the term loan.

The facility fee for both of the 364-day facilities is .085 of 1% per annum. Upfront fees between .075 to .090 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate $2 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitment, a utilization fee of .150 of 1% must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. For the purpose of the revolving credit agreements, the fixed charge coverage ratio is calculated by dividing net margin prior to the SFAS 133 forward value and the cumulative effect of change in accounting principle by the cost of funds including the SFAS 133 cash settlements. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity (see Note 8 to the combined financial statements), members' subordinated certificates and QUICS. Senior debt includes guarantees; however, it excludes:

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

Based on the ability to borrow under the bank line facilities, CFC classified $3,706 million and $4,637 million, respectively, of its notes payable outstanding as long-term debt at May 31, 2002 and May 31, 2001. CFC expects to maintain more than $3,706 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the three-year credit agreement for $1,028 million and the new agreements totaling $2,678 million discussed above, subject to the conditions therein.

Borrowing Costs
Set forth below are the weighted average costs incurred by CFC on its short-term borrowings (commercial paper and bank bid notes) and on its long-term borrowings (collateral trust bonds, medium-term notes, QUICS and short-term debt supported by long-term interest rate exchange agreements) for the periods shown.

	Years Ended May 31,
	2002	2001	2000
Short-term borrowings	2.81%	6.24%	5.83%
Long-term borrowings	4.68%	6.26%	6.11%
Total short- and long-term borrowings	4.39%	6.25%	6.00%

Tax Status

In 1969, CFC obtained a ruling from the Internal Revenue Service recognizing CFC's exemption from the payment of federal income taxes under Section 501(c)(4) of the Internal Revenue Code. Such exempt status could be removed as a result of changes in legislation or in administrative policy or as a result of changes in CFC's business. CFC believes that its operations have not changed materially from those described to the Internal Revenue Service in its exemption filing. RTFC is taxable under Subchapter T of the Internal Revenue Code. As long as RTFC continues to qualify under Subchapter T of the Internal Revenue Code, it is allowed a deduction from taxable income for the amount of net margin allocated to its members.

Investment Policy

Surplus funds are invested pursuant to policies adopted by CFC's board of directors. Under present policy, surplus funds may be invested in direct obligations of or guaranteed by the United States or agencies thereof or other highly liquid investment grade paper. Current investments include high-rated securities such as commercial paper, obligations of foreign governments, Eurodollar deposits, bankers' acceptances, bank letters of credit, certificates of deposit or working capital acceptances. The policy also permits investments in certain types of repurchase agreements with highly rated financial institutions, whereby the assets consist of eligible securities of a type listed above set aside in a segregated account. Funds available for investment represent the debt service reserve funds held by the trustee under the indenture signed in 1972, under which CFC formerly issued collateral trust bonds, used to make bond interest and sinking fund payments and member loan payments and commercial paper investments in excess of daily cash funding requirements.

Debt service reserve funds are invested with maturities scheduled to coincide with interest and sinking fund payment dates.

Employees

At May 31, 2002, CFC had 215 employees, including engineering, financial and legal personnel, management specialists, credit analysts, accountants and support staff. CFC believes that its relations with its employees are good.

CFC Lending Competition

CFC competes with other lenders on price and the variety of options and additional services offered as well as its overall approach to and relationship with its member/owners.

According to annual financial statements filed with CFC, the 811 reporting electric cooperative distribution and 53 reporting power supply systems had a total of $41.9 billion in long-term debt outstanding at December 31, 2001. RUS is the dominant lender to the electric cooperative industry with $26.3 billion or 63% of the total outstanding debt for the 864 systems reporting 2001 results to CFC. At December 31, 2001, CFC had a total of $13.4 billion of long-term exposure to its reporting distribution and power supply member systems, including $11.9 billion of long-term loans and $1.5 billion of guarantees. CFC's $13.4 billion long-term exposure represented 32% of the total long-term debt to these electric systems. The remaining $2.2 billion or 5% was borrowed from other sources. (Competition data is based on December 31, 2001 financial data filed with CFC by its members).

During fiscal year 2002, CFC was selected as the lender for 96% of the total supplemental lending requirement (not including amounts lent by FFB). RUS currently prices the majority of its insured loans to distribution systems based on a municipal government obligation index, prices hardship loans at a rate of 5% and provides guarantees of loans to its electrical cooperatives by others, principally the FFB. Under the insured loan program, RUS typically does not lend the full amount of debt requested by the cooperative, requiring the cooperative to seek supplemental lending from private capital sources. The amount of funding proposed for RUS direct lending for fiscal year 2003 is $1.3 billion. The amount approved for the prior year was $1.4 billion. The amount proposed for RUS guaranteed loans for fiscal year 2003 is $2.7 billion. CFC and other lenders are not in competition with RUS, but rather compete for the supplemental lending requirement, as well as for the full lending requirement for those cooperatives that have decided not to borrow from RUS. Under the hardship program, RUS lends 100% of the amount. Under the guarantee program, RUS will guarantee the repayment of all principal and interest by the cooperative.

Legislation enacted in 1992 allows RUS electric borrowers to prepay their loans to RUS at a discount based on the government's cost of funds at the time of prepayment. If a borrower chooses to prepay its notes, it becomes ineligible for future RUS insured loans for a period of ten years, but remains eligible for RUS loan guarantees. During the year ended May 31, 2002, CFC was selected as lender for 100% of the total lent to distribution systems for the repayment of their RUS debt. As of May 31, 2002, 229 borrowers had either fully prepaid or partially prepaid their RUS notes under these provisions. In total, CFC has lent $3.2 billion to distribution systems for the purpose of prepaying their RUS debt, representing 93% of the total note buyouts.

The competitive market for providing credit to the rural telecommunications industry is difficult to quantify, since many rural telecommunications companies are not RUS borrowers and do not report financial results to RUS. At December 31, 2001, RUS had a total of $3.2 billion outstanding to telecommunications borrowers. The RTB, an instrumentality of the United States that provides supplemental financing to RUS borrowers and is managed by RUS, had a total of $1.1 billion outstanding to telecommunications borrowers. CFC is not in direct competition with RUS or RTB, but rather competes with other lenders for additional supplemental lending and for the full lending requirement of the rural telecommunications companies that have decided not to borrow from RUS or RTB or for projects not eligible for RUS or RTB financing. CFC's competition includes regional banks, a government sponsored enterprise and insurance companies. At December 31, 2001, CFC had a total of $4.9 billion in long-term loans outstanding to telecommunications borrowers. At December 31, 2001, CFC is aware of only CoBank (which at December 31, 2001 had a telecom portfolio of approximately $3.1 billion) as a lender with a telecommunications loan portfolio of similar size to CFC's and RUS/RTB's.

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

Section 211 of the Federal Power Act as amended by the Energy Policy Act of 1992 classifies any cooperative with significant transmission assets as a "transmitting utility" for purposes of this section. Under the provisions of this act, FERC has the authority to order such cooperatives to provide open access for unaffiliated entities. This provision also authorizes FERC to require investor-owned and other utilities to provide the same open access transmission for the benefit of cooperatives. Electric cooperatives have strongly supported section 211 for this reason. Under sections 205 and 206 of the Federal Power Act, a cooperative that pays off its RUS debt may be treated as a jurisdictional public utility subject to FERC regulation if it is a "transmitting utility." FERC is proceeding under the legal theory that, under these sections, it can order jurisdictional public utilities to provide open access.

The trend toward retail electric competition has been reversed or slowed. At May 31, 2002, 17 states were active in the restructuring process. In these states, customer choice was either currently available to all or some customers or will soon be available. Those states are Arizona, Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, and Virginia. Of the remaining states, 26 states were not actively pursuing restructuring, six states have delayed the restructuring process or the implementation of customer choice, and one state has suspended customer choice.

In the 17 states that were active in customer choice, CFC had a total of 244 electric members (183 distribution, 21 power supply and 40 associate) and $5,412 million of loans to electric systems in these states. In New York, where CFC has five electric members and $9 million of loans, cooperatives are not required to file competition plans with the state utility commission. CFC continues to believe that the distribution systems, which comprise the majority of CFC's membership and loan exposure, will not be materially impacted by a move to customer choice. The experience to date has been that, even in those states where customers have a choice of alternative energy suppliers, very few customers have switched from the traditional supplier.

In addition, in 5 of the 17 states actively operating under customer choice laws, co-ops have a choice whether to "opt in" to competition or retain a monopoly position with respect to energy sales. Those states are Illinois, New Jersey, Ohio, Oregon, and Texas. As of May 31, 2002, CFC had loans outstanding in the amount of $4,310 million in those states. Furthermore, even if customers choose to purchase energy from an alternative supplier, the distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore the distribution systems will still be charging a fee or access tariff for the service of delivering power regardless of who supplies the power.

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

While customer choice laws have been passed in the above states, there are many factors that may delay or influence the choices that customers have available and the timing of true competition. One of the biggest factors will be the issue of stranded cost recovery. Stranded costs are the portion of the investment in generation and/or other facilities which in a competitive environment would be above market price and therefore not otherwise recoverable by the utility. The amount of stranded costs a system is allowed to recover, the timing of the recovery and the method of recovery will all affect the level of competition in a state. The level of fees that systems will be allowed to charge other utilities for use of their transmission and distribution system may also impact the level of residential competition. Other issues that may delay competition include the following:

*	cooperatives are allowed to "opt out" of the provisions of the customer choice laws in some states;
*	utilities in many states will still be regulated regarding rates on non-competitive services, such as distribution;
*	many states will still regulate the borrowing by utilities;
*	FERC regulation of transmission;
*	reconciling the differences in various state laws, so that out-of-state utilities can compete with in-state utilities; and
*	the fact that few competitors have targeted residential or rural customers.

In addition to customer choice laws, some state agencies regulate electric cooperatives with regard to rates and borrowing. There are 17 states that regulate the rates electric systems charge; of these states, three states have partial oversight authority over the cooperatives' rates, but not the specific authority to set rates, and seven states allow cooperatives the right to opt in or out of state regulation. There are five states that regulate electric systems regarding the issuance of long-term debt and there are two states that regulate the issuance of short-term debt. FERC also has jurisdiction to regulate rates of and refinancing by electric systems within its jurisdiction that are not borrowers of RUS, but which are otherwise jurisdictional.

Telecommunications Systems

CFC member telecommunications systems are regulated at the state and federal levels. Most state regulatory bodies regulate local service rates, intrastate access rates and telecommunications company borrowing. The Federal Communications Commission ("FCC") regulates interstate access rates and the issuance of licenses required to operate certain types of telecom operations.

The Telecommunications Act of 1996 (the "Telecom Act") created a framework for competition and deregulation in the local telecommunications market. The Telecom Act had four basic goals: competition, universal service, deregulation and fostering advanced telecommunications and information technologies. The Telecom Act seeks to achieve competition by requiring all carriers to interconnect with all others and by requiring local exchange carriers to provide competitors with total service resale, number portability, dialing parity, access to rights-of-way, reciprocal compensation, co-location, and unbundled access. Congress included provisions in the Telecom Act granting RLECs an exemption from the above requirements.

In cities, telecommunications competition is occurring. Despite the shakeout in the competitive local exchange carrier segment, facility and non-facility based competitors are focused primarily on the large business user market. Few of these competitors have targeted residential customers. The regional bell operating companies are motivated to cooperate with competitors in order to win approval to enter the long distance market in their service territories. For example, Verizon has won FCC approval to provide long distance service in New York, Connecticut, Pennsylvania and Massachusetts. SBC Communications, Inc. has received approval in Arkansas, Missouri, Texas, Oklahoma and Kansas. Bellsouth has recently won approval to offer long distance in Georgia and Louisiana.

Rural markets, with their preponderance of residential subscribers, are the last to see wide-scale local telecommunications service competition. Rural telecommunications companies that border metropolitan areas are experiencing competition for their largest business customers. These rural telecommunications providers generally are using the period before they come under competitive pressure to enter small towns and smaller cities as competitive local exchange carriers. They are able to leverage their infrastructure, organization skills, financial strength and local presence to compete with larger, incumbent providers that are not focused on these small markets.

In addition to competition, the Telecom Act also mandated a new universal telecommunications service support mechanism and required that it be sufficient to ensure that rural customers receive reasonably comparable rates and services when compared to urban customers. Congress stated its intent that implicit subsidies presently contained in the access charges local telecommunications companies levy on long distance carriers be eliminated and be made explicit in the new universal service support mechanism. In late 2000, the FCC issued new rules for determining rural high-cost universal service support for the next five years. The rules, among other things, base support on actual 2000 cost levels, allow for growth of the universal service fund and freeze the national average cost of a telco subscriber loop (the benchmark for determining eligibility for support) at $240. CFC believes that adoption of these rules will benefit RLECs.

In 1999, the FCC approved a plan (the "CALLS" plan) put forward by large local exchange carriers ("LECs") and interexchange carriers ("IXCs") that reduced access charges the large LECs charge the IXCs, and authorized alternative mechanisms by which the large LECs can recover a significant portion of lost access revenues. The national telephone trade associations have developed a similar plan (the "MAG" plan) for small RLECs that includes a solution for the uncertainty that has surrounded universal service funding. The FCC issued its MAG order in October 2001. The ruling, among other things, reduces access charges, allows RLECs to recover the lost revenues through increased subscriber flat-rate charges and retains an 11.25% interstate rate of return. Recent rulings by the FCC have enabled rural local exchange carriers to recover costs allocated to the interstate jurisdiction through flat cost of service charges to the end users rather than through per minute access charges on long distance carriers.  CFC does not anticipate that any revenue losses resulting from these orders will result in material losses on loans outstanding to rural telecommunications companies.

Deregulation thus far has not had much effect on LECs. The FCC has promulgated a series of rules to implement the Telecom Act, and eliminated very few existing regulatory requirements.

The final aspect of the Telecom Act dealt with advanced telecommunications and information technologies. The concern that there is a growing "digital divide" between various groups and areas within the country and the desire on the part of legislators to provide broadband connectivity to all Americans has led to programs which provide funding to connect schools and libraries to the internet. RUS has issued rules liberalizing its lending criteria to facilitate provision of advanced telecommunications and information services in rural areas. It is anticipated that RUS will play a significant role in financing infrastructure to help provide rural Americans with access to these services. Given the increased availability of government financing for rural broadband, it is unlikely that CFC or any other supplemental lender will be participating in this financing to any significant degree.

The RUS Program

Since the enactment of the Rural Electrification Act in 1936 (the "RE Act"), RUS has financed the construction of electric generating plants, transmission facilities and distribution systems in order to provide electricity to rural areas. Principally through the organization of systems under the RUS loan program in 48 states and U.S. territories, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11% in 1934 to almost 100% currently. Rural electric systems serve 12% of all consumers of electricity in the United States and its territories and account for approximately 8% of total sales of electricity and own about 5% of energy generation and generating capacity.

In 1949, the RE Act was amended to allow RUS to lend for the purpose of furnishing and improving rural telecommunications service. For fiscal year 2002, RUS has $670 million in lending authority for rural telephone systems and an additional $690 million for other telecommunications programs, including distance learning, broadband and local-to-local television.

The RE Act provides for RUS to make insured loans and to provide other forms of financial assistance to borrowers. RUS also provides financing at the Treasury rate. RUS is authorized to make direct loans, at below market rates, to systems which are eligible to borrow from it. RUS is also authorized to guarantee loans that have been used mainly to provide financing for construction of bulk power supply projects. Guaranteed loans bear interest at a rate agreed upon by the borrower and the lender (which generally has been the FFB). For telecommunications borrowers, RUS also provides financing through the RTB. The RTB is an instrumentality of the United States providing financing at rates reflecting its cost of capital and is managed by RUS. The RUS exercises financial and technical supervision over borrowers' operations. Its loans and guarantees are generally secured by a mortgage on substantially all of the system's property and revenues.

For the fiscal year ending September 30, 2003, both the House  and Senate Appropriations Committees have approved RUS electric loan levels as follows: municipal rate loans of $100 million, hardship loans of $121 million, treasury rate loans of $1.1 billion, and loan guarantees of $2.7 billion. Electric funding levels for fiscal year 2002 were as follows: municipal rate loans of $500 million, hardship loans of $121 million, treasury rate loans of $750 million, and loan guarantees of $2.7 billion. Thus, the total amount of fiscal year 2003 RUS electric loan levels approved by both the House and Senate Appropriations Committees represent substantially the same amounts as current year levels.

Member Financial Data

Electric Systems

On the following pages are tables providing composite statements of revenues, expenses and patronage capital from the distribution systems and power supply systems which were members of CFC during the five years ended December 31, 2001, and their respective composite balance sheets at the end of each such year. As of July 31, 2002, CFC had received financial information from 811 distribution systems and 53 power supply systems.

While CFC had 826 distribution system members at May 31, 2002, 13 systems were not required to report financial results because they did not have outstanding balances of long-term loans at December 31, 2001, one system is in bankruptcy and did not file financial results with CFC, and one system is not required to file as it is a flow-through cooperative that buys power and sells only to other power distributors.

Only 53 of the 71 total power supply systems reported December 31, 2001 financial results to CFC. A total of 15 power supply systems did not report financial results because they did not have an outstanding balance of long-term loans at December 31, 2001. One power supply system merged with another and filed combined financial results. In addition, 2 power supply systems did not file financial results with CFC.

Telecommunications Systems

On the following pages are tables providing composite statements of revenues and expenses from the telecommunications systems that were members of CFC during the four years ended December 31, 2001. The first year for which CFC has collected such data and their respective composite balance sheet was 1998. Members with long-term loans outstanding are generally required to submit annual data as of December 31 in the form of audited financial statements. As of July 15, 2002, CFC had received audited financial statements from 208 telecommunications systems.

Only 230 of the 512 telecommunications system members at May 31, 2002 had long-term loans outstanding and therefore were required to submit audited financial statements to CFC at December 31, 2001. A total of ten telecommunications system members have not filed audited financial statements with CFC, eleven telecommunications system members submitted consolidated audited financial statements and one system was excluded due to the size of the system resulting in a significant weighting of the composite results, even though its loans from CFC represented 4% of the total telecommunications portfolio.

NOTE: The information presented is based upon financial statements submitted to CFC, subject to year-end audit adjustments, by reporting borrowers and does not, with minor exceptions, take into account current data for certain systems, primarily those which are not active CFC borrowers. CFC takes no responsibility for the accuracy or completeness of the member data. CFC's independent public accountants have not examined statistical information contained in this section, and the number and geographical dispersion of the systems have made impractical an independent investigation by CFC of the statistical information.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
AS REPORTED TO CFC BY MEMBER DISTRIBUTION SYSTEMS

The following are unaudited figures that are based
upon financial statements submitted to
CFC by Member Distribution Systems

	Years ended December 31,
(Dollar amounts in thousands)	2001	2000	1999	1998	1997

Operating revenues and patronage capital	$21,627,713	$20,419,019	$18,805,359	$18,284,021	$17,232,257

Operating deductions:
Cost of power (1)	13,550,239	12,925,630	11,828,572	11,580,829	10,907,145
Distribution expense (operations)	899,310	856,378	792,249	728,565	472,629
Distribution expense (maintenance)	1,183,558	1,106,780	1,024,734	985,571	829,991
Administrative and general expense (2)	2,144,824	1,972,220	1,864,344	1,735,074	1,720,805
Depreciation and amortization expense	1,487,657	1,387,923	1,290,354	1,203,438	1,134,149
Taxes	252,592	241,219	230,238	241,010	458,620

Total	19,518,180	18,490,150	17,030,491	16,474,487	15,523,339

Utility operating margin	2,109,533	1,928,869	1,774,868	1,809,534	1,708,918
Non-operating margin	104,442	211,957	179,940	173,446	235,334
Power supply capital credits (3)	326,215	272,007	259,099	297,451	268,015

Total	2,540,190	2,412,833	2,213,907	2,280,431	2,212,267

Interest on long-term debt (4)	1,194,016	1,150,231	1,024,369	980,863	919,892
Other deductions	74,854	84,049	50,523	49,628	45,439

Total	1,268,870	1,234,280	1,074,892	1,030,491	965,331

Net margin and patronage capital	$1,271,320	$1,178,553	$1,139,015	$1,249,940	$1,246,936

TIER (5)	2.05	2.01	2.11	2.35	2.34
DSC (6)	1.94	2.08	2.15	2.32	2.26
MDSC (7)	1.88	1.99	2.03	2.25	2.17
Number of systems included	811	812	811	820	821
(1)	Includes cost of purchased power, power production and transmission expense.
(2)	Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses.
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE BALANCE SHEETS
AS REPORTED TO CFC BY MEMBER DISTRIBUTION SYSTEMS

The following are unaudited figures that are based
upon financial statements submitted to
CFC by Member Distribution Systems

At December 31,
(Dollar amounts in thousands)	2001	2000	1999	1998	1997
Assets and other debits:
Utility plant:
Utility plant in service	$48,895,933	$45,985,367	$43,023,535	$40,387,723	$37,763,550
Construction work in progress	1,442,108	1,438,002	1,262,537	1,129,147	1,062,356
Total utility plant	50,338,041	47,423,369	44,286,072	41,516,870	38,825,906
Less: Accumulated provision for
depreciation and amortization	14,044,637	13,083,103	12,225,421	11,409,118	10,608,302
Net utility plant	36,293,404	34,340,266	32,060,651	30,107,752	28,217,604
Investment in associated organizations (1)	4,225,723	4,002,393	3,790,623	3,665,208	3,483,154
Current and accrued assets	5,038,616	5,651,652	4,520,592	4,526,663	4,185,884
Other property and investments	1,076,731	1,019,348	703,585	644,353	552,033
Deferred debits	613,117	626,903	599,511	530,606	514,670
Total assets and other debits	$47,247,591	$45,640,562	$41,674,962	$39,474,582	$36,953,345

Liabilities and other credits:
Net worth:
Memberships	$111,266	$140,663	$119,175	$112,391	$105,505
Patronage capital and other equities (2)	19,642,036	18,538,088	17,542,625	16,710,886	15,674,556
Total net worth	19,753,302	18,678,751	17,661,800	16,823,277	15,780,061
Long-term debt (3)	21,943,560	21,326,555	19,308,152	18,343,340	16,924,955
Current and accrued liabilities	4,095,900	4,280,010	433,687	3,098,525	3,046,528
Deferred credits	952,642	892,001	3,429,173	884,595	864,384
Miscellaneous operating services	502,187	463,245	842,150	324,845	337,417
Total liabilities and other credits	$47,247,591	$45,640,562	$41,674,962	$39,474,582	$36,953,345

Equity percentage (4)	41.8%	40.9%	42.5%	42.6%	42.7%
Number of systems included	811	812	811	820	821
(1)	Includes investments in service organizations, power supply capital credits and investments in CFC.
(2)

Includes non-refundable donations or contributions in cash, services or property from states, municipalities, other government agencies, individuals and others for construction purposes separately listed on form 7.

(3)	Principally debt to RUS and CFC. Includes $9,794,118, $9,717,546, $8,342,631, $7,481,368 and $6,121,902 for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, respectively, due to CFC.
(4)	Determined by dividing total net worth by total assets and other debits.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
AS REPORTED TO CFC BY MEMBER POWER SUPPLY SYSTEMS

The following are unaudited figures that are based
upon financial statements submitted to
CFC by Member Power Supply Systems

	Years ended December 31,
(Dollar amounts in thousands)	2001	2000	1999	1998	1997
Operating revenues and
patronage capital	$11,941,467	$11,431,737	$10,758,413	$10,901,138	$10,702,813
Operating deductions:
Cost of power (1)	9,188,992	8,609,376	7,945,476	7,979,542	7,604,521
Distribution
expense (operations)	22,319	21,375	23,634	17,499	12,555
Distribution
expense (maintenance)	15,907	14,333	14,908	12,524	12,937
Administrative and
general expense (2)	439,032	433,616	414,362	406,441	474,681
Depreciation and
amortization expense	917,165	936,059	904,826	914,270	915,879
Taxes (3)	26,877	82,297	68,681	69,095	231,843

Total	10,610,292	10,097,056	9,371,887	9,399,371	9,252,416

Utility operating margin	1,331,175	1,334,681	1,386,526	1,501,767	1,450,397
Non-operating margin	249,256	303,513	258,186	577,842	232,778
Power supply capital credits (4)	44,506	49,077	44,180	56,646	46,520

Total	1,624,937	1,687,271	1,688,892	2,136,255	1,729,695

Interest on long-term debt (5)	1,186,371	1,195,644	1,227,548	1,221,512	1,295,082
Other deductions	117,937	144,850	185,621	184,868	409,396

Total	1,304,308	1,340,494	1,413,169	1,406,380	1,704,478

Net margin and
patronage capital	$320,629	$346,777	$275,723	$729,875	$25,217

TIER (6)	1.25	1.28	1.22	1.60	1.02
DSC (7)	0.99	1.16	1.15	1.45	1.11
Number of systems included	53	51	54	58	57

(1)	Includes cost of purchased power, power production and transmission expense.
(2)	Includes sales expenses and consumer accounts expense and consumer service and informational expense as well as other administrative and general expenses.
(3)	The significant decrease in 2001 was due to a $63 million deferred income tax credit caused by the change of one system's allocation of patronage capital from a historical book basis to a tax basis method.
(4)	Certain power supply systems purchase wholesale power from other power supply systems of which they are members. Power supply capital credits represent net margin of power supply systems allocated to member power supply systems on the books of the selling power supply systems. This item has been added in determining net margin and patronage capital of the purchasing power supply systems under RUS accounting practices. Cash distributions of this credit have rarely been made by the selling power supply systems to their members. This item also includes net margin of associated organizations allocated to power supply members and added in determining net margin and patronage capital of the member systems under RUS accounting practices.
(5)	Interest on long-term debt is net of interest charged to construction. Allowance for funds used during construction has been included in non-operating margin. According to unpublished information interest charged to construction and allowance for funds used during construction for CFC power supply members in the years 1997-2001 were as follows:

		Allowance for Funds Used During
	Interest Charged to Construction	Construction	Total
2001	$39,140	$21,851	$60,991
2000	20,245	24,736	44,981
1999	10,073	13,604	23,677
1998	9,947	13,133	23,080
1997	7,798	12,684	20,482

(6)

The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margin and patronage capital to (y) interest on long-term debt (in each year including all interest charged to construction). The TIER calculation for 1999, 1998 and 1997 includes the operating results of five systems, which failed to make debt service payments or are operating under a debt restructure agreement. The TIER calculation for 2000 includes the operating results of one system that did not borrow from CFC at that time. The TIER calculation for 2001 includes the operating results of four systems that do not currently borrow from CFC. Without these systems, the composite TIER would have been 1.22, 1.29, 1.24, 1.27 and 1.04 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

(7)

The ratio of (x) net margin and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations (including all interest charged to construction). The DSC calculation for 1999, 1998 and 1997 includes the operating results of five systems which failed to make debt service payments or are operating under a debt restructure agreement. The DSC calculation for 2000 includes the operating results of one system that did not borrow from CFC at that time. The DSC calculation for 2001 includes the operating results of four systems that do not currently borrow from CFC. Without these systems, the composite DSC would have been 0.98, 1.19, 1.23, 1.28 and 1.13 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE BALANCE SHEETS
AS REPORTED TO CFC BY MEMBER POWER SUPPLY SYSTEMS

The following are unaudited figures that are based
upon financial statements submitted to
CFC by Member Power Supply Systems

	At December 31,
(Dollar amounts in thousands)	2001	2000	1999	1998	1997
Assets and other debits:
Utility plant:
Utility plant in service	$32,687,748	$31,970,487	$31,140,658	$31,141,532	$31,656,202
Construction work in progress	1,813,833	1,571,954	1,151,859	1,041,760	825,421
Total utility plant	34,501,581	33,542,441	32,292,517	32,183,292	32,481,623

Less: Accumulated provision for
depreciation and amortization	14,208,592	13,867,937	13,230,060	13,059,537	12,558,247

Net utility plant	20,292,989	19,674,504	19,062,457	19,123,755	19,923,376
Investments in associated
organizations (1)	1,313,453	1,360,671	1,173,026	1,132,157	1,179,185
Current and accrued assets	4,120,224	4,067,827	3,904,535	3,740,302	3,697,391
Other property and investments	1,722,999	1,540,147	1,511,145	1,691,932	1,553,774
Deferred debits	2,113,357	3,027,612	3,251,458	3,400,876	3,228,708

Total assets and other debits	$29,563,022	$29,670,761	$28,902,621	$29,089,022	$29,582,434

Liabilities and other credits:
Net worth:
Memberships	$49,129	$49,106	$49,131	$263	$258
Patronage capital and other
equities (2)	3,575,050	3,498,360	3,175,374	(52,606)	(778,357)
Total net worth	3,624,179	3,547,466	3,224,505	(52,343)	(778,099)
Long-term debt (3)	19,935,286	19,051,276	19,591,883	23,389,067	24,426,867
Current and accrued liabilities	2,878,459	3,186,042	2,328,504	1,877,320	1,791,628
Deferred credits	1,509,021	1,565,294	1,338,343	1,296,308	1,343,053
Miscellaneous operating reserves	1,616,077	2,320,683	2,419,386	2,578,670	2,798,985

Total liabilities and other credits	$29,563,022	$29,670,761	$28,902,621	$29,089,022	$29,582,434
Number of systems included	53	51	54	58	57
(1)	Includes investments in service organizations, power supply capital credits and investments in CFC.
(2)	The large increase in 1999 was due to the elimination of Cajun Electric Power Cooperative to which CFC had no credit exposure.
(3)

Principally debt to RUS or debt guaranteed by RUS and loaned by FFB and includes $2,048,767, $1,905,614, $1,761,847, $1,652,943 and $1,411,157 as of December 31, 2001, 2000, 1999, 1998 and 1997, respectively, due to CFC.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE STATEMENTS OF REVENUES AND EXPENSES
AS REPORTED TO CFC BY TELECOMMUNICATIONS SYSTEM MEMBERS

The following are unaudited figures that are based
upon financial statements submitted to
CFC by Member Telecommunications Systems

	Years ended December 31,
(Dollar amounts in thousands)	2001 (4)	2000 (3)	1999 (3)	1998
Operating revenues	$4,503,614	$4,879,808	$3,908,496	$2,535,461
Operating expenses (1)	3,030,570	3,509,779	3,003,530	1,846,215
Net income before interest, depreciation
and taxes	1,473,044	1,370,029	904,966	689,246
Interest on long-term debt	568,829	430,825	221,103	140,436
Net income before depreciation and taxes	904,215	939,204	683,863	548,810
Depreciation and amortization expenses	797,665	675,757	410,805	279,277
Net income before taxes	106,550	263,447	273,058	269,533
Taxes	91,420	140,378	89,030	71,326
Net income	$15,130	$123,069	$184,028	$198,207

DSC (2)	1.59	1.79	2.30	2.14
Number of systems included	208	226	191	169
(1)	Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses.
(2)

Debt service coverage ratio is the ratio of (x) net margin plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations. During calendar year 2000, CFC closed two large loans to start-up companies for the purpose of acquiring local exchange properties from GTE (now Verizon). Due to significant expenses related to start-up and the transition of these operations, for the years ending 2001 and 2000 there were substantial operating losses reported by these two companies. These losses were expected when the transactions were underwritten and are typical of such acquisition companies during their start-up mode. Excluding these two borrowers, the composite DSC was 1.80 for the year ended December 31, 2001 and 2.06 for the year ended December 31, 2000.

(3)

For the years ended December 31, 2000 and 1999, some telecommunications members were acquired by Alltel Corporation, and CFC agreed to accept Alltel Corporation's financial statements rather than those of the acquired operating companies. Given Alltel Corporation's size, it is not included in the composite statistics.

(4)

During the year ended December 31, 2001, Citizens Utilities Company became a telecommunications borrower.  The December 31, 2001 financial results for Citizens have been excluded from the information above because CFC believes that their inclusion would unduly skew these statistics.  Although loans to Citizens represent only 4% of the total telecommunications loan portfolio, Citizens reported operating revenues of $2.5 billion and a DSC of 1.72 for the year ended December 31, 2001.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE BALANCE SHEETS
AS REPORTED TO CFC BY TELECOMMUNICATIONS SYSTEMS

The following are unaudited figures that are based
upon financial statements submitted to
CFC by Member Telecommunications Systems

	At December 31,
(Dollar amounts in thousands)	2001 (4)	2000 (3)	1999 (3)	1998
Assets and other debits:
Cash and cash equivalents	$653,628	$639,882	$646,409	$401,507
Current assets	909,931	1,372,186	1,029,905	590,248
Plant, property and equipment	5,572,227	5,674,846	3,998,038	2,699,798
Other non-current assets	4,728,130	4,957,209	2,505,597	1,456,301
Total assets	$11,863,916	$12,644,123	$8,179,949	$5,147,854

Liabilities and equity:
Current liabilities	$945,181	$1,225,408	$898,080	$586,176
Affiliate debt	7,152	1,135	3,804	23,442
Long-term debt (1)	7,156,808	6,960,293	4,309,996	2,686,987
Other non-current liabilities	464,703	741,921	392,982	232,219
Equity	3,290,072	3,715,366	2,575,087	1,619,030
Total liabilities and equity	$11,863,916	$12,644,123	$8,179,949	$5,147,854

Equity percentage (2)	28%	29%	32%	32%
Number of systems included	208	226	191	169
(1)	Includes current maturities.
(2)

Determined by dividing total net worth by total assets and other debits. During calendar year 2000, CFC closed two large loans to start-up companies for the purpose of acquiring local exchange properties from GTE (now Verizon). Due to significant expenses related to start-up and the transition of these operations, for the years ending 2001 and 2000 there were substantial operating losses reported by these two companies. For the years ended December 31, 2001 and 2000, the equity percentage would be 30% and 32%, respectively, if the results of operations for these two borrowers were excluded.

(3)

For the years ended December 31, 2000 and 1999, some telecommunicastions members were acquired by Alltel Corporation, and CFC agreed to accept Alltel Corporation's financial statements rather than those of the acquired operating companies. Given Alltel Corporation's size, it is not included in the composite statistics.

(4)

During the year ended December 31, 2001, Citizens Utilities Company became a telecommunications borrower. The December 31, 2001 financial results for Citizens have been excluded from the information above because CFC believes that their inclusion would unduly skew these statistics.  Although loans to Citizens represent only 4% of the telecommunications loan portfolio, Citizens reported total assets of $10.6 billion and had an equity percentage of 18% at December 31, 2001.

Item 2.	Properties.

CFC owns and operates a headquarters facility in Fairfax County, Virginia. This facility consists of two six-story office buildings and two separate parking garages situated on ten acres of land. CFC also owns an additional two acres of unimproved land.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.
25

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.

Inapplicable.

Item 6.	Selected Financial Data.

The following is a summary of selected financial data for each of the five years ended May 31, 2002.

(Dollar amounts in thousands)	2002	2001	2000	1999	1998
For the year ended May 31:
Operating income	$1,186,533	$1,388,295	$1,020,998	$792,052	$639,948
Gross margin	300,695	270,456	159,674	127,943	99,413
Operating margin	63,834	132,766	115,333	76,439	57,022
SFAS 133 cash settlements (A)	34,191	-	-	-	-
SFAS 133 forward value (A)	41,878	-	-	-	-
Cumulative effect of change in
accounting principle (A)	28,383	-	-	-	-
Gain on sale of land	-	-	-	-	5,194
Net margin	168,286	132,766	115,333	76,439	62,216
Fixed charge coverage ratio (B)	1.16	1.12	1.13	1.12	1.12
Fixed charge coverage ratio excluding
adjustments relating to SFAS 133 (B)	1.12	1.12	1.13	1.12	1.12
As of May 31:
Assets	$20,323,342	$19,998,842	$17,083,440	$13,925,252	$10,682,888
Long-term debt (C)	14,857,386	11,376,412	10,595,596	6,891,122	5,024,621
QUICS	600,000	550,000	400,000	400,000	200,000
Members' subordinated certificates	1,691,970	1,581,860	1,340,417	1,239,816	1,229,166
Members' equity (A)	392,056	393,899	341,217	296,481	279,278
Total equity	326,376	393,899	341,217	296,481	279,278
Guarantees	1,971,367	2,131,681	1,945,202	1,893,197	2,079,819
Leverage ratio (D)	7.42	7.69	8.10	7.11	6.39
Leverage ratio excluding
adjustments relating to SFAS 133 (D)	7.14	7.69	8.10	7.11	6.39
Debt to adjusted equity ratio (E)	5.59	6.05	6.46	5.52	4.51
Debt to adjusted equity ratio excluding
adjustments relating to SFAS 133 (E)	5.39	6.05	6.46	5.52	4.51
(A)

The SFAS 133 cash settlements represent the net settlements due on all interest rate and cross currency exchange agreements for the year ended May 31, 2002. In prior years this amount had been included in the cost of funds line on the combined statement of operations. The SFAS 133 forward value represents the present value of all future net settlements based on the current estimate of future interest rates. The cumulative effect of change in accounting principle represents the forward value of interest rate and cross currency exchange agreements recorded as a transition adjustment upon adoption of SFAS 133. Members' equity represents total equity excluding the SFAS 133 forward value adjustment, cumulative effect of change in accounting principle and accumulated other comprehensive income (see Note 8 to the combined financial statements).

(B)

The fixed charge coverage ratio is calculated by dividing net margin prior to extraordinary items and the cumulative change in accounting principle divided by the cost of funds. For the purpose of covenant compliance on the revolving credit agreements, the fixed charge coverage ratio is adjusted to exclude the SFAS 133 forward value from the net margin and to include the SFAS 133 cash settlements as part of the cost of funds.

(C)

Includes commercial paper reclassified as long-term debt in the amount of $3,706 million, $4,638 million, $5,493 million, $2,403 million and $2,345 million at May 31, 2002, 2001, 2000, 1999, and 1998, respectively, and excludes $2,883 million, $4,388 million, $3,040 million, $983 million and $327 million  in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2003, 2002, 2001, 2000 and 1999, respectively (see Note 4 to combined financial statements). Includes the SFAS 133 long-term debt valuation allowance of $2 million at May 31, 2002.

(D)

The leverage ratio is calculated by dividing debt and guarantees outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of QUICS, members' subordinated certificates and total equity. Members' subordinated certificates and QUICS are considered to be equity for the leverage calculation. For the purpose of covenant compliance on the revolving credit agreements, the leverage ratio is adjusted to remove the impact of SFAS 133 adjustments. The leverage ratio is adjusted to exclude the derivative liability and bond valuation account from the total debt and guarantees outstanding and members' equity (see Note 8 to the combined financial statements) is substituted for total equity.

(E)

The debt to adjusted equity ratio is calculated by dividing debt outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of QUICS, members' subordinated certificates, total equity and the loan loss allowance. Members' subordinated certificates and QUICS are considered to be equity for the debt to adjusted equity calculation. The debt to adjusted equity ratio is also presented with the derivative liability and bond valuation account subtracted from debt outstanding and members' equity (see Note 8 to the combined financial statements) substituted for total equity.

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

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

*

Liquidity - CFC depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and to fulfill its obligations under its guarantees and repurchase agreements, if necessary. CFC's past ability to access the capital markets is not a guarantee that it will be able to access the markets in the future. CFC's long-term debt ratings were downgraded in fiscal year 2002. Further downgrades or other events that deny or limit CFC's access to the capital markets could negatively impact its operations. CFC has no control over certain items that are considered by the credit rating agencies as part of the rating for CFC, such as the overall outlook for the electric and telecommunications industries.

*

Gross margin - CFC earned a gross margin spread, including SFAS 133 cash settlements, of 1.69% on its loans during fiscal year 2002. The gross margin spread budgeted for fiscal year 2003 is less than the amount for fiscal year 2002. However, additional competition from sources that are not currently identified and competing for rural electric and telephone loan business could cause further reduction in the gross margin earned by CFC.

*

Customer choice - The passage of customer choice laws could have a negative impact on CFC's power supply systems. Laws are being passed by individual states, all of which differ in some aspect. At this time, it is impossible to predict the time frame for states to pass customer choice legislation and the impact, if any, it may have on CFC's power supply systems.

*

Restructured borrowers - Deseret Generation and Transmission Cooperative ("Deseret") is currently performing as required and has made significant amounts of excess cash flow payments. Deseret's past performance does not guarantee that it will be able to meet all of the minimum payment requirements through 2025 or that it will continue to generate excess cash flow. The calculated impairment would increase and the loan accrual rate would be reduced if Deseret were not able to meet the minimum payments as required by the restructure agreement and generated no future excess cash flow. Denton County Cooperative, Inc. d/b/a/ CoServ Electric ("CoServ") and CFC have filed joint plans of liquidation and reorganization to resolve the CoServ bankruptcy. The calculated impairment would increase if CoServ were not able to perform as required by the joint plans of liquidation and reorganization.

*	Credit concentration - CFC's credit concentration to its ten largest borrowers could increase from the current 26% of total loans and guarantees outstanding, if:
* it were to extend additional loans to the current ten largest borrowers,
* its total loans outstanding were to decrease, with a disproportionate share of the decrease to borrowers not in the current ten largest, or
* it were to advance new loans in excess of $100 million to the next group of borrowers below the ten largest.

Credit concentration is one of the risk factors considered by the rating agencies in the evaluation of CFC's credit rating. CFC plans to strictly monitor the amount of loans extended to its largest borrowers to manage the credit concentration downward.

*

Loan loss allowance - A loan write-off in excess of specific reserves for impaired borrowers or a large net loan write-off to a borrower that is currently performing would have a negative impact on the coverage provided by the loan loss reserve or on the net margin for the year due to an increased loan loss provision.

*

Leverage and debt to adjusted equity ratios - If CFC were to experience significant loan growth over the next few years, as it did from fiscal year 1998 through fiscal year 2001, the leverage and debt to adjusted equity ratios would increase. The equity retention policies are tied to the growth in loans as members purchase subordinated certificates with the advance of loans.  However, the required subordinated certificate purchase is not sufficient to allow equity retention in the amount required to continue to lower the leverage and debt to adjusted equity ratios. The increased loan volume would result in an increased gross margin, which could result in an increased allocation to the members' equity reserve, but not in an amount required to reduce the leverage and debt to adjusted equity ratios.

*

Disaster - A disaster that limits or denies use of CFC's headquarters facility could negatively impact operations and service to its members. CFC put in place a disaster recovery and business resumption plan in fiscal year 2001 and has tested the plan. However, the impact of a true disaster could cause problems not forecasted in test scenarios.

*	Tax exemption - Legislation that removes the federal tax exemption for 501(c)(4) social welfare corporations would have a negative impact on CFC's net margins.
*	Derivative accounting - The required accounting for derivative financial instruments will cause increased volatility in CFC's reported net margin.
*	Rating triggers - A total of $10,072 million of interest rate exchange agreements include rating triggers based on CFC's senior unsecured credit rating. If CFC's rating drops below the level specified in the agreement, the counter party may, but is not obligated to, terminate the agreement. The parties are required to make all payments related to the termination of the agreement. If CFC's ratings fall below A3/A-, the counter party may terminate agreements with a notional amount of $1,316 million. CFC's ratings would have to fall to Baa1/BBB+ or lower levels before the counter party may terminate the agreement on the remaining notional amount of $8,756 million.

The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

The following discussion and analysis is designed to provide a better understanding of CFC's combined financial condition and results of operations and as such should be read in conjunction with the combined financial statements, including the notes thereto.

Throughout this discussion, the term members' equity refers to total equity excluding the SFAS 133 forward value, cumulative effect of change in accounting principle and the accumulated other comprehensive income or loss. CFC presents members' equity this way because the financial covenants in its revolving credit agreements are calculated based on financial results excluding the impact of SFAS 133. See Note 8 to the combined financial statements for a breakout of the components that are included in members' equity.

Overview

CFC was formed in 1969 by the rural electric cooperatives to provide them with a source of funds to supplement the financing provided by the Rural Utilities Service ("RUS"). CFC was organized as a cooperative in which each member (other than associate members) receives one vote. Under CFC's bylaws, the board of directors is composed of 22 individuals, 20 of whom must be either general managers or directors of member utility systems and 2 of whom are designated by the the National Rural Electric Cooperative Association. CFC was granted tax-exempt status under Section 501(c)(4) of the Internal Revenue Code.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and affiliates. CFC is the sole source of funding for RTFC and manages the affairs of RTFC through a long-term management agreement. RTFC's results of operations and financial condition have been combined with CFC in the accompanying financial statements (see Note 1(b) to the combined financial statements). RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions for allocations of net margins to its patrons.

Effective October 9, 2001, CFC is no longer a member of RTFC and no longer elects directors to the RTFC board. In October 2001, RTFC refunded the $1,000 membership interest to CFC. As of May 31, 2002, CFC had committed to lend RTFC up to $10 billion to fund loans to its members and their affiliates.

Unless stated otherwise, all references to CFC refer to the combined results and operations of CFC and RTFC.

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

CFC obtains its funding from the capital markets and its membership. CFC enters the capital markets, based on the combined strength of its members, to borrow the funds required to fulfill the financing requirements of its members. On a regular basis, CFC obtains debt financing in the capital markets by issuing fixed rate or variable rate secured collateral trust bonds, quarterly income capital securities ("QUICS") and fixed rate or variable rate unsecured medium-term notes, commercial paper and enters into bank bid note agreements. In addition, CFC obtains debt financing from its membership and other qualified investors through the direct sale of its commercial paper and medium-term notes.

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

CFC is required by the cooperative laws under which it is incorporated to have a mechanism to allocate its earnings to its members. CFC allocates its net margin before the effects of Statement of Financial Accounting Standards ("SFAS") 133, except for SFAS 133 cash settlements, annually to an education fund, a members' capital reserve and to members based on each member's participation in loan programs during the year. The membership, loan and guarantee subordinated certificates along with the education fund, members' capital reserve and unretired patronage capital provide CFC's base capitalization.

CFC's performance is closely tied to the performance of its member rural electric and telecommunications systems due to the near 100% concentration of its loan and guarantee portfolio in those industries.

Change of Auditors

On April 16, 2002, CFC engaged Ernst & Young LLP to perform the May 31, 2002 year end audit, replacing former auditor Arthur Andersen LLP. On June 15, 2002, Arthur Andersen LLP was convicted of federal obstruction of justice charges arising from the government's investigation of its role as auditors for Enron Corp. Arthur Andersen LLP personnel who were involved with the Enron account had no involvement with the audit of CFC's financial statements for the fiscal years ended May 31, 2000 and 2001.

Securities and Exchange Commission ("SEC") rules require CFC to include or incorporate by reference three years of audited financial statements in any prospectus filed by the company. Until CFC's audited financial statements for the fiscal year ended May 31, 2004 become available, the SEC's current rules would require CFC to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP. Should the SEC cease accepting financial statements audited by Arthur Andersen LLP prior to that time, CFC would be unable to access the public capital markets unless Ernst & Young LLP, CFC's current independent public accounting firm, or another independent public accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. CFC does not expect that the Arthur Andersen LLP conviction will materially adversely affect it.

Critical Accounting Policies

Allowance for Loan Losses

At May 31, 2002, CFC had a loan loss allowance that totaled $507 million, representing 2.53% of total loans outstanding and 2.30% of total loans and guarantees outstanding. Generally accepted accounting principles require CFC to show loans receivable on the balance sheet at the net realizable value. The net realizable value is the total principal amount of loans outstanding less an estimate of the losses that may be incurred. CFC prepares an analysis of the adequacy of its loss allowance on a quarterly basis. The loan loss analysis breaks the portfolio up into three categories: impaired, high risk and general portfolio. There are assumptions and estimates used in calculating the amount of the loss allowance required by each of the three categories. Additionally, in the segment data presented in Note 13 to the combined financial statements, the reserve is categorized by CFC's electric and telecommunications operating segments.

Impaired Loans

CFC specifically allocates a portion of its loan loss allowance to cover its calculated impairment on certain loans in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. SFAS 114 states that an impaired loan is a loan in which the creditor will not collect all principal and interest due under the original terms of the loan. CFC reviews its portfolio to identify impairments on a quarterly basis. Factors considered in determining an impairment include, but are not limited to: the annual review of audited financial statements, payment history, communication with borrower, economic conditions in borrower service territory, pending legal action, restructure agreements between borrower and CFC, and estimates of the value of assets securing CFC loans to the borrower. CFC calculates the impairment by comparing the future estimated cash flow, discounted at the original loan interest rate, against CFC's investment in the receivables. If the investment in the receivable is greater than the net present value of the future payments, the impairment is equal to that difference. In some cases, there is a high and low range of future cash flow, which creates a range of impairment. The specific reserve in this case is set between the high and low range of impairment based on the judgment of management. If it is not possible to estimate the future cash flow associated with a loan, then the impairment calculation is based on the value of the collateral pledged as security for the loan. At May 31, 2002, CFC had a total of $202 million or approximately 40% of the loan loss allowance reserved specifically to cover calculated impairments on loans totaling $1,553 million. The $202 million specific reserve represents coverage of 13% of the impaired loans outstanding.

In calculating the impairment on a loan, the estimate of the future cash flow is the key estimate made by management. In all cases, the estimate is based on restructure agreements, borrower projected cash flow and past payment history. Changes in the estimated future cash flow would impact the amount of the calculated impairment. The change in cash flow required to make the change in the calculated impairment material will be different for each borrower and depend on the period covered, the original contract interest rate and the amount of the loan outstanding. Estimates are not used to determine CFC's investment in the receivables or the discount rate since, in all cases, they are the loan balance outstanding at the reporting date and the original loan interest rate.

High Risk Loans

Loans considered to be high risk are loans in which the borrowers have had a history of late payments, the borrower's financial results do not meet CFC's minimum lending criteria, the borrower contacted CFC to discuss pending financial difficulties or for some other reason CFC believes that without increased monitoring, the borrower's financial results could deteriorate resulting in an elevated potential for loss. CFC estimates that a reserve of 5% is required with respect to loans to borrowers classified as high risk. CFC considers the borrower's current financial condition, the value of collateral securing its loans, as well as other factors specific to individual borrowers in determining the amount of loan loss allowance to hold for high risk loans. The borrowers in the high risk category will typically move either to the impaired category or back to the general portfolio within a period of 12 months. At May 31, 2002, CFC had allocated $47 million of the loan loss allowance against the $944 million of loans classified as high risk, representing coverage of 5%. The $47 million allocated to the high risk category represents 9% of the total loan loss allowance at May 31, 2002.

General Portfolio

At May 31, 2002, the remaining $17,550 million of loans are included in the general portfolio category. At May 31, 2002, CFC had a total of $258 million of the loan loss allowance allocated to the general portfolio, representing coverage of 1.47% of the general portfolio loans outstanding. CFC believes that the $258 million loan loss allowance for the general portfolio is in the range of potential losses that may be inherent in the general portfolio at May 31, 2002. In estimating the amount of the loan loss allowance required to be allocated to the general portfolio at May 31, 2002, CFC considered the following:

*	general financial condition of its borrowers;
*	general value of collateral securing its loans;
*	loan write-off history;
*	significant concerns in the market regarding the valuation of telecommunications assets to which approximately 25% of loans are outstanding;
*	the California power shortages and problems with retail competition have caused increased market concerns regarding the electric power industry, to which approximately 75% of loans are outstanding;
*	the concentration of credit in the ten largest borrowers, to which approximately 26% of total loans are outstanding; and
*	loans outstanding to each of the five largest borrowers that were in excess of the $507 million in the loan loss allowance.

CFC has had net loan write-offs of $106 million since inception in 1969. Approximately $78 million of this total has occurred in the last seven years while using the current allowance methodology. Since inception, CFC has had the same base of borrowers that have been making loan payments to CFC with a very low level of default. Telecommunications lending began in 1987 and the related borrowing base has been stable over the last seven years. A net total of $5 million of telecommunications loans have been written off since 1987 (included in the $106 million total for CFC).

During the three years ended May 31, 2001, CFC's loan portfolio grew by approximately $9 billion. During those years the coverage of the general portfolio provided by the loan loss allowance, while determined to be adequate, was at the low end of the range. In fiscal year 2000, CFC added a net total of $16 million to the loan loss allowance, which is significantly less than the net total of $278 million that was added for fiscal years 2001 and 2002. The larger amounts for fiscal years 2001 and 2002 were added to cover increases to specific reserves for loan impairments and to move the coverage provided for the general portfolio to a higher position in the range.

Senior management reviews and discusses the estimates and assumptions used in the allocation of the loan loss allowance to impaired loans, high risk loans and loans covered by the general portfolio on a quarterly basis. Senior management discusses annual estimates with the board of directors and audit committee and reviews all disclosures included in CFC's Form 10-Qs and Form 10-Ks filed with the SEC.

Derivative Financial Instruments
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement or to be recorded as other comprehensive income, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. CFC adopted this statement on June 1, 2001.

For the year ended May 31, 2002, the net impact on CFC's combined balance sheet for the adoption of SFAS 133 was to record a derivative asset of $193 million, a derivative liability of $252 million, a long-term debt valuation allowance, net of amortization, which increases long-term debt by $2 million and accumulated other comprehensive loss of $136 million.

The net impact on CFC's combined statement of operations for the year ended May 31, 2002 was an increase of $70 million representing the net change in the forward value of derivatives and amortization related to the transition adjustment and $28 million representing the initial impact of recording derivatives on the balance sheet on June 1, 2001. In addition, $34 million representing the net settlements related to the interest rate exchange agreements that do not qualify for special hedge accounting is recorded as SFAS 133 cash settlements. These net settlements were recorded in the cost of funds prior to fiscal year 2002, the year in which SFAS 133 was implemented.

CFC is required to determine the fair value of its derivative instruments. Because there is not an active secondary market for the types of derivative instruments it uses, CFC obtains market quotes from its dealer counter parties. The market quotes are based on the calculated net settlement for the period from the last payment date and the expected future cash flow based on estimated yield curves. CFC subtracts the net settlement amount from the fair value quote, leaving the estimated forward value of the derivative. CFC records the accrual related to the net settlements in its SFAS 133 cash settlements line and records the forward value of the derivatives in the SFAS 133 forward value line for the majority of its derivatives or in the other comprehensive income account on the balance sheet for the derivatives that qualify for special hedge accounting. CFC is not making any material estimates in calculating the fair value of its derivatives. The counter parties are estimating future interest rates as part of the quotes they provide to CFC. CFC adjusts all derivatives to fair value on a quarterly basis. The fair value recorded by CFC will change as estimates of future interest rates change. CFC does not believe that volatility in the SFAS 133 forward value line on the combined statement of operations is material as it represents an estimated future value and not a cash impact for the current period.

The majority of CFC's derivatives do not qualify for special hedge accounting. To qualify for special hedge accounting, there must be a high correlation between the pay leg of the interest rate exchange agreement and the asset being hedged or between the receive leg of the interest rate exchange agreement and the liability being hedged. A large portion of CFC's interest rate exchange agreements use a 30-day composite commercial paper index as the receive leg, which would have to be highly correlated to CFC's own commercial paper rates to qualify for special hedge accounting. CFC sells commercial paper to its members as well as investors in the capital markets. CFC sets its rates daily based on its cash requirements. The correlation between the CFC commercial paper rates and the 30-day composite commercial paper index has not been high enough to qualify for special hedge accounting.

CFC does not plan to adjust its practice of using the 30-day composite commercial paper index as the receive portion of its interest rate exchange agreements. CFC sets the variable interest rates on its loans based on the cost of its short-term debt, which is comprised of long-term debt due within one year and commercial paper. CFC believes that it is properly hedging its gross margin on loans by using the 30-day composite commercial paper index, which is the rate that is most closely related to the rates it charges on its own commercial paper. While the correlation is not sufficient to meet the high standards set in SFAS 133, CFC believes that it is effectively managing interest rate risk.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, required that all gains and losses from extinguishment of debt be aggregated and classified as an extraordinary item. As a result of the rescission of SFAS

4, gains and losses from the extinguishment of debt should be classified in accordance with the criteria in Accounting Principles Board ("APB") Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. According to APB 30, an event or transaction must be both unusual in nature and infrequent in occurrence in order to be classified as extraordinary. For the years ended May 31, 2001 and 2000, CFC recorded extraordinary losses of $0.3 million and $1 million, respectively, for transactions relating to the early redemption of QUICS and collateral trust bonds. These redemptions were not considered unusual in nature or infrequent in occurrence. SFAS 145 is effective for all fiscal years beginning after May 15, 2002, however early application of the provisions is encouraged. CFC implemented this statement as of May 31, 2002 and accordingly, the losses noted above have been reclassified to cost of funds in the combined statements of operations and statements of cash flow.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC's net margin is subject to fluctuation as interest rates change. Management has established a 1.10 TIER as its minimum operating objective. TIER is a measure of CFC's ability to cover the interest expense on funding. Excluding certain adjustments relating to SFAS 133, CFC's TIER for the years ended May 31, 2002, 2001 and 2000 was 1.12, 1.12 and 1.13, respectively. TIER is calculated by dividing the cost of funds and the net margin by the cost of funds. CFC believes that the TIER excluding the SFAS 133 forward value and cumulative effect of change in accounting principle from net margin and including SFAS 133 cash settlements in the cost of funds is a better measure of performance. As long as CFC holds its derivative instruments to maturity and CFC and its counter parties perform in accordance with the terms of the instruments, there will be no impact on earnings or cash flow over the life of the derivative as a result of adopting SFAS 133. It is CFC's policy to hold derivatives to maturity. Including these adjustments relating to SFAS 133, CFC's TIER for the years ended May 31, 2002, 2001 and 2000 was 1.16, 1.12 and 1.13, respectively.

Fiscal year 2002 versus 2001 Results

Net margin for the year ended May 31, 2002 was $168 million, an increase of $35 million or 26% over the $133 million earned the prior year. Net margin increased due to the adoption of SFAS 133 and the increase in the gross margin spread earned on loans offset by an increase in the provision for loan losses, expense incurred due to the early redemption of QUICS and collateral trust bonds and an increase in general and administrative expenses. Net margin for the year ended May 31, 2002 excluding the SFAS 133 forward value, cumulative effect of change in accounting principle and the provision for loan losses was $297 million, an increase of $59 million or 25% over the prior year amount of $238 million.

Operating Income

Operating income for the year ended May 31, 2002 was $1,187 million, a decrease of $201 million or 14% compared to the prior year. Operating income decreased due to reductions in interest rates offset by increases in average loan volume. Average loan volume increased by $969 million or 5% to an average loan balance of $19,836 million at May 31, 2002. The average interest rate on the portfolio for the year ended May 31, 2002 was 5.98%, a decrease of 1.38% from the 7.36% for the prior year.

Cost of Funds

The total cost of funding for the year ended May 31, 2002 was $886 million, a decrease of $232 million or 21% compared to  the prior year amount of $1,118 million. The cost of funding decreased due to reductions in interest rates offset by increases in average loan volume outstanding and the reclassification of $34 million representing the amount that CFC pays and receives related to the interest rate exchange agreements that do not qualify for special hedge accounting from the cost of funds to a separate line in the combined statement of operations for the year ended May 31, 2002. In prior years, this amount was included in the cost of funds. The average interest rate on funding for the year ended May 31, 2002 was 4.46%, a decrease from 5.92% for the prior year. The average interest rate on funding for the year ended May 31, 2002 including the $34 million of net cash settlements was 4.29%.

Gross Margin

The gross margin earned on loans for fiscal year 2002 was $301 million, an increase of $31 million or 11% over the prior year amount of $270 million. The gross margin earned for fiscal year 2002 including the $34 million of net settlements received on derivatives totaled $335 million. The gross margin of $335 million represents 1.69% of average loan volume for the year, an increase from the 1.44% from the prior year. The reductions in short-term market interest rates during the year ended May 31, 2002 positively affected CFC's gross margin as the cost of funding decreased faster than interest rates on CFC's loans. Since CFC sets interest rates at the beginning of the month and CFC's rates are not tied to an index, CFC's rate reductions typically lag behind the market. CFC also increased the gross margin spread on its loans as part of the plan to increase the amount of equity accumulated and held.

General and Administrative Expenses
General and administrative expenses for fiscal year 2002 totaled $38 million, an increase of $6 million or 19% from the prior year. These expenses increased due to the write-off of deferred expenses related to the construction of a third office building and the development of a risk transfer transaction, an increase in legal expenses, salaries, depreciation and amortization and expenses related to CFC's disaster recovery and business resumption plan. During fiscal year 2002, CFC's board of directors voted to cancel plans to construct a third building and also determined not to proceed with the risk transfer transaction. The general and administrative expenses for fiscal year 2002 represented 0.19% of average loan volume, an increase of 0.02% from the prior year.

Provision for Loan Losses

A total provision of $199 million was added to the loan loss reserve during the year ended May 31, 2002. The $199 million provision is an increase of $94 million or 90% over the amount added in the prior year. The provision to the reserve for fiscal year 2002 represented 1.00% of average loan volume, an increase from 0.56% for the prior year. The increased loan loss provision was required due to increased specific reserves for impaired borrowers, high concentration of total exposure to the largest ten borrowers and to market valuations in the telecommunications and electric utility industry.

SFAS 133 Forward Value and Cumulative Effect of Change in Accounting Principle

Related to the adoption of SFAS 133, CFC booked a $28 million gain as a cumulative effect of change in accounting principle on June 1, 2001 and a $42 million gain as a SFAS 133 forward value adjustment for subsequent changes in the fair value of the derivatives during the year ended May 31, 2002. Thus, the net impact of the SFAS 133 adoption on CFC's net margin during this period excluding SFAS 133 cash settlements was an increase of $70 million.

SFAS 133 Cash Settlements

The amounts that CFC pays and receives related to the cross currency interest rate exchange and interest rate exchange agreements that do not qualify for special hedge accounting were recorded in the SFAS 133 cash settlements for the year ended May 31, 2002. In fiscal years 2001 and 2000, prior to the implementation of SFAS 133, the net settlements for all cross currency interest rate exchange and interest rate exchange agreements were included in the cost of funds.

Fiscal Year 2001 versus 2000 Results
Net margin for the year ended May 31, 2001 was $133 million, an increase of $18 million or 15% over the $115 million earned the prior year.

Operating Income

Operating income for the year ended May 31, 2001 was $1,388 million, an increase of $367 million or 36% over the prior year. Operating income increased due to increases in average loan volume and the average interest rate on the loan portfolio. Average loan volume increased by $3,731 million to an average loan balance of $18,867 million at May 31, 2001. The average interest rate on the portfolio for the year ended May 31, 2001 was 7.36%, an increase of 0.61% from the 6.75% for the prior year. The large increase to average loan volume was a result of two large telecommunications transactions that were closed and advanced in the first quarter of fiscal year 2001. The increase to the average interest rate earned on the portfolio was a result of the increases to interest rates during the last half of fiscal year 2000 and a slight increase to rates over the first seven months of fiscal year 2001 before decreasing during the last five months. CFC's variable interest rates did not fall as quickly or to the same degree as the short-term rates in the capital markets during the last five months of fiscal year 2001. This was partly due to the fact that loan growth had slowed after the first half of the year and that the majority of the short-term funds in the portfolio in January 2001 had remaining maturity periods of greater than 30 days. CFC did not require significant additional short-term funding and was not required to roll over significant amounts of its short-term portfolio until after the federal funds rate had been reduced several times. As a result, CFC's short-term cost of funds, the base for variable interest rates, did not decrease as rapidly as short-term rates in the capital markets, which resulted in a lag for reductions to CFC's variable interest rates.

Cost of Funds

The total cost of funding for the year ended May 31, 2001 was $1,118 million, an increase of $257 million or 30% over the prior year. The cost of funding increased due to increases in average loan volume outstanding and the average interest rate on funds outstanding. The average interest rate on funding for the year ended May 31, 2001 was 5.92%, an increase from 5.69% for the prior year. During the last five months of fiscal year 2001 when rates in the capital markets were decreasing rapidly, CFC's variable interest rates were decreasing at a much slower pace for the reason listed above in the previous paragraph.

Gross Margin
The gross margin earned on loans for fiscal year 2001 was $270 million, an increase of $110 million or 69% over the prior year. The gross margin of $270 million represents 1.44% of average loan volume for the year, an increase from the 1.06% from the prior year. During the last five months of fiscal year 2001 when rates in the capital markets were decreasing rapidly, CFC's variable interest rates were decreasing at a much slower pace for the reason listed above. Thus, the gross margin as a percentage of average loan volume increased over the prior year. In addition, the two large telecommunications loans that were advanced in the first quarter of fiscal year 2001 had interest rates with a larger gross margin built in.

Expenses

General and administrative expenses for fiscal year 2001 totaled $32 million, an increase of $5 million or 19% from the prior year. The general and administrative expenses for fiscal year 2001 represented 0.17% of average loan volume, a decrease of 0.01% from the prior year. The general expenses increased in terms of dollars as a result of the establishment and testing of a comprehensive disaster recovery and business resumption plan, the establishment of a long-term incentive pay plan for all employees and increased staff due to large increases in loan volume over the past three years. The decrease in expenses as a percentage of average loan volume was due to the significant increase in loan volume experienced in fiscal year 2001 and the fact that a large portion of that loan volume was advanced in the first quarter and outstanding for the remainder of the year. The trend of expenses decreasing as a percentage of average loan volume may not continue in the future, as loan growth is expected to be significantly less over the next few years than over the previous three years.

Provision for Loan Losses

A total provision of $105 million was added to the loan loss reserve during the year ended May 31, 2001. The $105 million provision is an increase of $88 million or 505% over the amount added in the prior year. The provision to the reserve for fiscal year 2001 represented 0.56% of average loan volume, an increase from 0.11% for the prior year. CFC had increased the provision to the loan loss reserve during the third quarter as a result of the restructuring of loans to CoServ. CFC established a specific reserve equal to the calculated impairment based on the future cash flows related to the restructuring of loans to its largest borrower. Due to loan growth of approximately $9 billion over the past three fiscal years, the coverage provided by the loan loss reserve had been steadily declining. In the fourth quarter, CFC increased the provision to the loss reserve to increase the coverage percentages.

Operating Results as a Percentage of Average Loans Outstanding
The following is a summary of CFC's operating results as a percentage of average loans outstanding for the fiscal years ended May 31, 2002, 2001 and 2000.

	2002	2001	2000
Operating income	5.98%	7.36%	6.75%
Cost of funds	4.46%	5.92%	5.69%
Gross margin	1.52%	1.44%	1.06%
General and administrative expenses	0.19%	0.17%	0.18%
Provision for loan losses	1.00%	0.56%	0.11%
Total expenses	1.19%	0.73%	0.29%
Operating margin	0.33%	0.71%	0.77%
SFAS 133 cash settlements	0.17%	-	-
SFAS 133 forward value	0.21%	-	-
Cumulative effect of change in accounting principle	0.14%	-	-
Net margin	0.85%	0.71%	0.77%
TIER	1.16	1.12	1.13
TIER (1)	1.12	1.12	1.13

(1) Excluding the SFAS 133 forward value and cumulative effect of change in accounting principle from net margin and including the SFAS 133 cash settlements as part of the cost of funds.

Liquidity and Capital Resources

Assets

At May 31, 2002, CFC had $20,323 million in total assets, an increase of $324 million or 2% over the prior year. Net loans outstanding to members represented approximately $19,540 million or 96% of total assets. The remaining $783 million consisted of other assets to support CFC's operations. Included in assets at May 31, 2002 is $193 million of derivative assets attributable to the adoption of SFAS 133 (see Note 1 to the combined financial statements) which requires CFC to reflect the fair market value of its derivatives on the balance sheet. Except as required for the debt service account and unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

Loans to Members
Net loan balances increased by $188 million or 1%. Gross loans increased by a total of $363 million, and the allowance for loan losses increased by $175 million, compared to the prior year. As a percentage of the portfolio, long-term loans represented 93% at May 31, 2002 (including secured long-term loans classified as restructured and nonperforming), compared to 90% at May 31, 2001. The remaining 7% and 10% at May 31, 2002 and 2001, respectively, consisted of secured and unsecured intermediate-term and line of credit loans. Long-term fixed rate loans represented 60% and 49% of the total long-term loans at May 31, 2002 and 2001, respectively. Loans converting from a variable rate to a fixed rate for the year ended May 31, 2002 totaled $2,179 million, an increase from the $1,241 million that converted during the year ended May 31, 2001. Offsetting the conversions to the fixed rate were $363 million and $263 million of loans that converted from the fixed rate to the variable rate for the years ended May 31, 2002 and 2001, respectively. This resulted in a net conversion of $1,816 million from the variable rate to a fixed rate for the year ended May 31, 2002 compared to a net conversion of $978 million for the year ended May 31, 2001. Approximately 56% or $11,239 million of total loans carried a fixed rate of interest. All other loans, including $7,320 million in long-term loans, are subject to interest rate adjustment monthly or semi-monthly.

The increase in total loans outstanding at May 31, 2002 was primarily due to increases of $690 million in long-term loans, $85 million in nonperforming and restructured loans and $60 million in RUS guaranteed loans offset by decreases in intermediate-term loans of $130 million and short-term loans of $342 million. The increase to loans outstanding for fiscal year 2002 included long-term electric advances of $1,635 million and telephone advances of $613 million. The electric long-term advances included $32 million for the purpose of repaying RUS loans, $1,499 million under the 100% and power vision programs, $41 million under the RUS concurrent loan program and $63 million under the RUS guaranteed loan program. The loans advanced under the 100%, RUS concurrent and power vision loan programs were used for a variety of general corporate purposes, including construction of headquarters facilities and transmission facilities, system upgrades and refinancing of non-RUS debt.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC provides credit products (loans, financial guarantees and letters of credit) to its qualified members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication associations and associate organizations.

The following chart summarizes loans and guarantees outstanding by member class at May 31, 2002, 2001 and 2000.

(Dollar amounts in millions)	Loans and Guarantees by Member Class
	2002		2001		2000
Electric systems:
Distribution	$11,936	54%	$11,602	53%	$10,498	56%
Power supply	4,048	19%	3,865	18%	3,613	20%
Associate & service members	954	4%	1,024	5%	812	4%
Subtotal electric systems	16,938	77%	16,491	76%	14,923	80%
Telecommunication systems	5,080	23%	5,325	24%	3,700	20%
Total	$22,018	100%	$21,816	100%	$18,623	100%

CFC's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands. At May 31, 2002, 2001 and 2000, no state or territory had over 20%, 19% and 15%, respectively, of total loans and guarantees outstanding.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At May 31, 2002, the total exposure outstanding to any one borrower or controlled group did not exceed 4.6% of total loans and guarantees outstanding. At May 31, 2002, CFC had $5,193 million in loans outstanding and $493 million in guarantees outstanding to its ten largest borrowers compared to $5,128 million in loans and $562 million in guarantees for the prior year. The amounts outstanding to the ten largest borrowers at May 31, 2002 represented 26% of total loans outstanding and 25% of total guarantees outstanding compared to 26% of total loans outstanding and 26% of total guarantees outstanding for the prior year. Total credit exposure to the ten largest borrowers was $5,686 million and $5,690 million and represented 26% of total credit exposure at May 31, 2002 and 2001, respectively. At May 31, 2002 and 2001, the ten largest borrowers included two distribution systems, two power supply systems, one service organization and five telecommunications systems.

Security Provisions
Except when providing lines of credit and intermediate-term loans, CFC typically lends to its members on a secured basis. At May 31, 2002, a total of $1,687 million of loans were unsecured representing 8% of total loans. Approximately $259 million or 15.4% of the unsecured loans represent obligations of distribution borrowers for the initial phase(s) of RUS note buyouts. Upon completion of a borrower's buyout from RUS, CFC receives first lien security on all assets and future revenues. The unsecured loans would represent 7% of total loans if these partial note buyout obligations were excluded. CFC's long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and future revenues of the borrower except typical exceptions in utility mortgages. Short-term loans are generally unsecured lines of credit. At May 31, 2002, a total of $282 million of guarantees were unsecured, representing 14% of total guarantees. Generally, guarantees are secured on a parity with other secured creditors by all assets and future revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At May 31, 2002, CFC had a total of $1,969 million of unsecured loans and guarantees, representing 9% of total loans and guarantees.

Portfolio Quality

The following tables summarize the key composite operating results of CFC's two main electric system borrower types, distribution and power supply systems, and the telecommunications system borrowers. The information presented below is as of December 31, and is taken from the data contained on pages 19 to 24.

CFC Distribution Member Borrowers
Composite Results

	At December 31,
	2001	2000	1999	1998	1997
TIER	2.05	2.01	2.11	2.35	2.34
DSC	1.94	2.08	2.15	2.32	2.26
MDSC	1.88	1.99	2.03	2.25	2.17
Equity percentage	41.8%	40.9%	42.5%	42.6%	42.7%
Number of systems	811	812	811	820	821

CFC Power Supply Member Borrowers
Composite Results

	At December 31,
	2001	2000 (1)	1999 (1)	1998 (1)	1997 (1)
TIER	1.22	1.29	1.24	1.27	1.04
DSC	0.98	1.19	1.23	1.28	1.13
Equity percentage	12.3%	13.6%	14.6%	13.8%	12.8%
Number of systems	53	51	54	58	57

(1) The power supply composite results have been presented without the operating results of four systems that did not borrow from CFC in 2001, one system that did not borrow from CFC for 2000, five systems experiencing financial difficulties for 1999 and six systems experiencing financial difficulties for 1998 and 1997. CFC had credit exposure to three of these systems for years 1997 to 1999 (see Note 12 to the combined financial statements).

CFC believes that the negative trend in the composite financial results for CFC's member distribution and power supply systems is primarily due to member actions to prepare for what was believed to be the coming of nationwide competition in the retail electric markets. Systems have not increased rates for a number of years to keep prices as low as possible. In addition, some systems made investments in diversified businesses to increase their ties to consumers in their service territory. Since the movement toward nationwide competition has slowed and states are allowing cooperatives to opt out of competition, some systems have raised rates and investment in diversified business activities slowed significantly in the year ended December 31, 2001.

CFC Telecommunications System Borrowers
Composite Results

	At December 31,
	2001 (1) (2)	2000 (1)	1999	1998	1997
DSC	1.59	1.79	2.30	2.14	2.39
Equity percentage	28%	29%	32%	32%	31%
Number of systems	208	226	191	169	N/A
(1) The December 31, 2001 and 2000 data includes the results of operations for two companies that were in the start-up phase. These two companies reported substantial operating losses. The losses were forecasted at the time the loans were advanced during the first quarter of CFC's fiscal year 2001. At May 31, 2002 and 2001, a total of $1.3 billion was outstanding to these two borrowers, which represented 26% and 25%, respectively, of the total loans to telecommunications systems. For the year ended December 31, 2001 and 2000, the DSC would be 1.80 and 2.06, respectively, if the results of operations for these two borrowers were excluded. At December 31, 2001 and 2000, the equity percentage would be 30% and 32%, respectively, if the results of operations for these two borrowers were excluded.
2) During the year ended December 31, 2001, Citizens Utilities Company became a telecommunications borrower. The December 31, 2001 financial results for Citizens have been excluded from the information above, given the significant weighting they would have on the composite results while only representing 4% of the telecommunications loan portfolio. For the year ended December 31, 2001, Citizens reported a DSC of 1.72. At December 31, 2001, Citizens reported an equity percentage of 18%.

CFC telecommunications borrowers have reported operating results which indicate a declining trend in the composite debt service coverage ratio. Two factors have contributed to this trend. The first is that the overall debt levels of these companies have risen as a result of debt financing of plant investments and strategic acquisitions. The second is the conversion of variable rate debt to generally higher fixed rates. While these conversions have increased the overall cost of debt to these borrowers, they have reduced the risk associated with future volatility in the short-term interest rate markets.

CFC does not anticipate significant further deterioration in the composite debt service coverage ratio. However, new accounting standards will likely result in the write-off of certain goodwill balances during calendar year 2002. These write-offs will not have a cash impact on operations.

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

Once a borrower is classified as nonperforming, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At May 31, 2002 and 2001, CFC had $1,011 million and $1 million, respectively, of loans classified as nonperforming. Of the nonperforming loans at May 31, 2002, $1,003 million was to CoServ and $8 million was to Wireless North. The nonperforming loans at May 31, 2001 were to a start-up distribution system that was attempting to purchase the assets of an investor owned utility system and were written off during the year ended May 31, 2002. At May 31, 2002 and 2001, all loans classified as nonperforming were on nonaccrual status with respect to the recognition of interest income.

At May 31, 2002 and 2001, CFC had a total of $1,003 million and $914 million, respectively, in loans outstanding to CoServ. At May 31, 2002, all loans to CoServ are classified as nonperforming as CFC is no longer receiving payments from CoServ and CoServ is in default under the loan agreement put in place as part of the master restructure agreement. Total loans to CoServ at May 31, 2002 and 2001 represented 4.6% and 4.2%, respectively, of CFC's total loans and guarantees outstanding.

CoServ did not take actions and make payments as required under the March 2001 restructuring agreement. This led to litigation filed by both CFC and CoServ and the ultimate chapter 11 bankruptcy filings for CoServ and all of its related companies. Subsequent to year end, in June 2002, CoServ and CFC filed joint plans of liquidation and reorganization for each of CoServ's three business segments, real estate lending, telecommunications and electric distribution cooperative. Under the plans, CoServ will emerge from bankruptcy as an electric distribution cooperative, all real estate properties and notes will be transferred to CFC and the telecommunications company will be sold. CFC will assume CoServ's position as the lender to the current real estate developments funded by CoServ, which approximate CFC's related loans to CoServ of $363 million on June 24, 2002. CFC will receive all proceeds from the sale of the telecommunications companies. CoServ electric will make quarterly payments to CFC over the next 35 years. Payments of approximately $24 million per year are due in the first five years and $28 million per year for all remaining years.

Wireless North is in the process of liquidating all assets. The sale of assets is expected to be completed within the next 24 months. CFC has $8 million of loans outstanding to Wireless North at May 31, 2002 and anticipates the recovery of the majority of that amount through proceeds from asset sales, the performance of Wireless North's guarantors and through the offset of Wireless North's investments in subordinated certificates and unretired patronage capital allocations.

Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cash flows. At May 31, 2002 and 2001, restructured loans totaled $540 million and $1,465 million, respectively.

A total of $534 million of loans was outstanding to Deseret under the restructure agreement signed in October 1996. Under this agreement, Deseret is required to make quarterly payments to CFC through 2025. In addition, on an annual basis, CFC receives 80% of the excess cash generated by Deseret during the last calendar year (excess cash is calculated based on a formula in the restructure agreement). To date, Deseret has made all minimum annual payments as required and has made excess cash payments to CFC totaling $124 million or approximately $25 million per year. CFC is currently accruing interest on the Deseret restructured loan at a rate of 7%. CFC keeps 75% of excess cash payments to apply against accrued interest and reduce the principal balance. The remaining 25% is applied against the member participation loans. CFC received excess cash flow totaling $54 million from Deseret during fiscal year 2002. Due to the large amount of excess cash received from Deseret for 2001, CFC took $9 million as a recovery of amounts previously written off. As of May 31, 2002, CFC now has no net write-off on its loans to Deseret.

A total of $6 million of loans to Energy Co-Opportunity ("ECO"), a statewide organization engaged in promoting fuel cell technology, were classified as restructured at May 31, 2002. ECO is in default of its loans and CFC agreed to defer all principal and interest payments on all loans until December 31, 2003 subject to compliance by ECO with certain conditions.

On a quarterly basis, CFC reviews all nonperforming and restructured borrowers, as well as some additional borrowers, to determine if the loans to the borrower are impaired and/or to update the impairment calculation. CFC calculates an impairment for a borrower based on the expected future cash flow or the fair value of any collateral held by CFC as security for loan(s) to the borrower. In some cases, to estimate future cash flow CFC is required to make certain assumptions regarding, but not limited to the following:

*	changes to interest rates,
*	court rulings,
*	changes in collateral values,
*	changes in economic conditions in the area in which the cooperative operates, and
*	changes to the industry in which the cooperative operates.

As events related to the borrower take place and CFC's assumptions change, the impairment calculations will change. CFC adjusts the amount of its loan loss reserve allocated as specific reserves to cover the calculated impairments. At May 31, 2002 and 2001, CFC had specifically reserved a total of $202 million and $155 million, respectively, to cover impairments.

Based on its analysis, CFC believes that it is adequately reserved against loss on its restructured and nonperforming loans.

NONPERFORMING AND RESTRUCTURED LOANS

(Dollar amounts in millions)	As of May 31,
	2002	2001	2000
Nonperforming loans	$1,011	$1	$-
Percent of loans and guarantees outstanding	4.59%	-	-

Restructured loans	$540	$1,465	$572
Percent of loans and guarantees outstanding	2.45%	6.72%	3.07%

Total nonperforming and restructured loans	$1,551	$1,466	$572
Percent of loans and guarantees outstanding	7.05%	6.72%	3.07%

Allowance for Loan Losses
CFC maintains an allowance for potential loan losses which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral, and economic and industry conditions. At May 31, 2002, the allowance for loan losses totaled $507 million, a net increase of $175 million from the prior year-end. The allowance represented 32.66% of nonperforming and restructured loans, 2.53% of total loans outstanding and 2.30% of total loans and guarantees outstanding at year-end.

During the year ended May 31, 2002, CFC wrote off a total of $34 million in loans to four borrowers. CFC took the following write-offs: $1 million related to an associate member that was trying to purchase distribution assets, $5 million related to its performance on a guarantee to NCSC, $25 million related to ECO, and $3 million related to a small telecommunications borrower. During the year ended May 31, 2002, CFC recovered a total of $10 million of amounts previously written off. CFC recovered $9 million related to Deseret and the remaining amounts from two other borrowers.

Since inception in 1969, CFC has recorded charge-offs totaling $133 million and recoveries totaling $27 million for a net loan loss amount of $106 million.

The following chart presents a summary of the allowance for loan losses at May 31, 2002, 2001 and 2000.

(Dollar amounts in millions)	2002	2001	2000
Beginning balance	$332	$228	$212
Provision for loan losses	199	105	17
Charge-offs, net	(24)	(1)	(1)
Ending balance	$507	$332	$228

As a percentage of total loans outstanding	2.53%	1.69%	1.37%
As a percentage of total loans and guarantees outstanding	2.30%	1.52%	1.22%
As a percentage of total nonperforming and
restructured loans outstanding	32.66%	22.65%	39.94%

CFC made the large increase to the reserve in fiscal year 2002 to provide for larger specific reserves on impaired loans, concentration of credit in the ten largest borrowers and the market valuation of utility and telecommunications assets.

Liabilities and Equity

CFC obtains funding in the capital markets through the issuance of commercial paper, medium-term notes, collateral trust bonds and QUICS which make up a large portion of the liabilities on the balance sheet. The increase in liabilities and equity from May 31, 2001 to May 31, 2002 was due primarily to the $3,481 million increase in long-term debt, the recording of a $252 million liability for the fair value of certain derivatives as a result of adopting SFAS 133, the $110 million increase in loan and guarantee certificates, the $50 million increase in QUICS, and the $30 million increase in accrued interest payable and other liabilities, offset by a $3,531 million decrease in notes payable and a $68 million decrease in total equity.

Notes Payable

Notes payable, which consists of commercial paper, daily liquidity fund, bank bid notes and long-term debt due within one year, totaled $2,414 million, a decrease of $3,531 million from the prior year. The decrease is primarily due to the $2,979 million decrease in commercial paper and the $1,505 million decrease in long-term debt maturing within one year offset by a $22 million increase to the daily liquidity fund and  a decrease of $932 million in the amount of short-term debt supported by revolving credit agreements and reclassified as long-term. At May 31, 2002, CFC's short-term debt consisted of $2,162 million in dealer commercial paper, $911 million in commercial paper issued to CFC's members, $19 million in commercial paper issued to certain nonmembers, $100 million in bank bid notes, $45 million in the daily liquidity fund and $2,883 million in collateral trust bonds and medium-term notes that mature within one year. As described in the footnotes to the combined financial statements, CFC reclassifies a portion of its short-term debt as long-term, based on the ability (subject to certain conditions) to borrow under its revolving credit agreements. CFC reclassified $3,706 million and $4,638 million of short-term debt as long-term at May 31, 2002 and 2001, respectively.

Other information with regard to notes payable due within one year at May 31, is as follows:

(Dollar amounts in thousands)	2002	2001	2000
Weighted average maturity of notes outstanding at year-end:
Commercial paper (1)	24 days	28 days	67 days
Long-term debt maturing within one year	163 days	185 days	126 days
Total	89 days	93 days	85 days
Average amount outstanding during the year (2):
Commercial paper (1)	$4,933,166	$8,595,668	$6,237,454
Long-term debt maturing within one year	3,742,451	3,090,812	2,621,978
Total	8,675,617	11,686,480	8,859,432
Maximum amount outstanding at any month-end during the year (2):
Commercial paper (1)	6,943,445	10,169,473	7,114,109
Long-term debt maturing within one year	4,364,230	4,388,504	3,039,631

(1) Includes the daily liquidity fund and bank bid notes.
(2) Prior to reclassification to long-term debt.

Commercial Paper

At May 31, 2002, CFC had $3,092 million outstanding in commercial paper with a weighted average maturity of 25 days. Commercial paper notes are issued with maturities up to 270 days and are senior unsecured obligations of CFC. Commercial paper sold directly by CFC and outstanding to CFC's members and others totaled $930 million at May 31, 2002. The remaining $2,162 million was sold through dealers to investors in the United States and Europe. Included in the commercial paper sold through dealers at May 31, 2002, was a total of $105 million of extendable commercial notes. These are notes issued with a stated maturity of 90 days, and CFC has the option to extend the maturity to 390 days. European commercial paper may be issued in currencies other than U.S. dollars. For notes issued in a foreign currency, CFC will enter into a cross currency interest rate exchange agreement with a highly-rated counter party at the time of the issuance. At May 31, 2002, there were no foreign denominated commercial paper notes outstanding.

Bank Bid Notes

CFC obtains funds from various banking institutions under bank bid note arrangements, similar to bank lines of credit. The notes are issued for terms up to three months and are unsecured obligations of CFC. At May 31, 2002, CFC had $100 million outstanding in bank bid notes and these notes had a weighted average maturity of 20 days.

Daily Liquidity Fund

CFC's daily liquidity fund includes funds invested by CFC's members totaling $45 million as of May 31, 2002 compared to $23 million at May 31, 2001. These funds are readily accessible, not subject to stated maturity dates, and the notes are unsecured obligations of CFC.

Long-Term Debt

During fiscal year 2002, long-term debt outstanding increased by $3,481 million. The increase in long-term debt outstanding was due primarily to increases of $4,255 million in medium-term notes and $155 million in collateral trust bonds, offset by a decrease of $932 million in the amount of short-term debt supported by revolving credit agreements.

Collateral Trust Bonds

At May 31, 2002, CFC had $5,817 million in fixed rate collateral trust bonds outstanding. Collateral trust bonds are issued for terms of two years to 30 years. Under its collateral trust bond indentures, CFC must pledge as collateral cash, permitted investments or eligible mortgage notes from its distribution system borrowers, evidencing loans at least equal in principal amount to the outstanding principal amount of collateral trust bonds. At May 31, 2002, CFC had pledged $6,144 million in mortgage notes and $2 million in cash. During fiscal year 2002, CFC issued a total of $1,300 million in collateral trust bonds. All collateral trust bonds issued after February 1994 have been issued under an indenture with U.S. Bank National Association, as successor trustee. Virtually all collateral trust bonds were offered to investors in underwritten public offerings. On September 4, 2001, CFC effected the early redemption of $123 million of 9% collateral trust bonds and recorded $7 million in cost of funds related to the premium and the unamortized discount and bond issuance costs. On July 19, 2001, CFC issued $300 million of 6% collateral trust bonds due 2006 and $1,000 million of 5.25% collateral trust bonds due 2004. A total of $1,025 million of collateral trust bonds are scheduled to mature during fiscal year 2003.

Medium-Term Notes

At May 31, 2002, CFC had $8,213 million outstanding in medium-term notes. Medium-term notes are senior unsecured obligations of CFC and are issued for terms of nine months to 30 years. Medium-term notes outstanding to CFC's members totaled $235 million at May 31, 2002. The remaining $7,978 million were sold through dealers to investors including $1,708 million in the European markets. At May 31, 2002, a total of $1,408 million of medium-term notes were issued in a foreign currency. At the time of issuance, CFC also entered into a cross currency interest rate exchange agreement to cover all principal and interest payments due in a foreign currency. A total of $1,858 million of medium-term notes are scheduled to mature during fiscal year 2003. On March 7, 2002, in two separate transactions, CFC issued approximately $3,434 million in unsecured notes in the United States and abroad.

Quarterly Income Capital Securities

At May 31, 2002, CFC had $600 million outstanding in QUICS. QUICS are unsecured obligations of CFC, subordinate and junior in right of payment to senior debt and the debt obligations guaranteed by CFC, but senior to subordinated certificates. QUICS are issued for periods of up to 49 years. CFC has the right at any time and from time to time during the term of the QUICS to suspend interest payments for a period not exceeding 20 consecutive quarters. CFC has the right to call the QUICS any time after five years, at par. To date, CFC has not exercised its option to suspend interest payments. CFC issued $175 million of 7.40% QUICS on October 26, 2001 and on December 31, 2001, CFC effected the early redemption of the 8% $125 million QUICS issued in December 1996. CFC redeemed the $125 million QUICS at par, and recorded $4 million in cost of funds for the unamortized issuance cost.

Subordinated Certificates

Subordinated certificates include both membership subordinated certificates and loan and guarantee subordinated certificates, all of which are subordinate to other CFC debt. At May 31, 2002, membership subordinated certificates totaled $641 million. These certificates generally mature in 100 years and pay interest at 5% per annum. At May 31, 2002, loan and guarantee subordinated certificates totaled $1,051 million and carried a weighted average interest rate of 1.40%. Loan subordinated certificates increased by $111 million and guarantee subordinated certificates decreased by $1 million from May 31, 2001 to May 31, 2002. The loan and guarantee certificates are long-term instruments, which may amortize at a rate equivalent to that of the loan or guarantee to which they relate. On a combined basis, subordinated certificates carried a weighted average interest rate of 2.73% compared to a rate of 2.74% for the prior year. Loan and guarantee subordinated certificates may be required to be purchased in conjunction with the receipt of a loan or credit enhancement based on the member's leverage ratio (total debt and credit enhancements from CFC divided by total equity investments in CFC). Members that have a leverage ratio with CFC in excess of a level in the policy are required to purchase additional subordinated certificates as a condition to receiving a loan or credit enhancement. The issuance of non-interest bearing loan subordinated certificates is expected to exceed the issuance of 5% membership subordinated certificates and variable rate guarantee certificates. Therefore, management expects the average interest rate paid on all certificates to decline over time. CFC paid a total of $44 million in interest to holders of subordinated certificates during fiscal year 2002 compared to a total of $41 million for the prior year.

Equity

Under current policy, CFC returns 70% of the allocated net margin in the next fiscal year, with the remaining 30% to be held and then retired at a future date (currently 15 years), as permitted by CFC's contractual obligations and to the extent that the board of directors in its discretion determines from time to time that the financial condition of CFC will not be impaired as a result. During the next seven years, CFC plans to retire the unretired allocations representing net margin for fiscal years 1991 to 1993, all of which had been allocated under a previous retirement policy. The unretired allocations do not earn interest and are junior to all debt instruments, including subordinated certificates. At May 31, 2002, CFC had $392 million in retained equity excluding the SFAS 133 forward value and cumulative effect of change in accounting principle, which included $2 million of membership fees, $1 million for the education fund, $16 million of members' capital reserve, $21 million of unallocated margins and $352 million of allocated but unretired allocations to members, compared to a total of $394 million for the prior year.

Contractual Obligations
The following table summarizes CFC's contractual obligations at May 31, 2002:

		Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding						Remaining
Instrument	Balance	2003	2004	2005	2006	2007	Years (2)
Notes payable (1)	$6,120	$6,120	$-	$-	$-	$-	$-
Long-term debt (3)	11,149	-	2,492	1,513	2,306	1,034	3,804
Quarterly income capital securities	600	-	-	-	-	-	600
Subordinated certificates	1,692	32	54	31	53	42	1,480
Total contractual obligations	$19,561	$6,152	$2,546	$1,544	$2,359	$1,076	$5,884

(1) Includes commercial paper, bank bid notes and long-term debt due in less than one year prior to reclassification of $3,706 million to long-term debt.
(2) Includes $66 million of subscribed and unissued subordinated certificates for which the related amortization/maturity cannot be presently determined.
(3) Excludes $2 million for the valuation allowance related to SFAS 133.

Off-Balance Sheet
Guarantees

In addition to its loans, CFC had extended a total of $1,971 million of guarantees for its members' obligations at May 31, 2002, a decrease of $160 million over the prior year. The decrease was primarily due to decreases in the debt portions of leveraged lease transactions (CFC's program of lending to or guaranteeing debt issued by National Cooperative Service Corporation ("NCSC")) and letters of credit outstanding (backup liquidity agreements required by third parties in certain transactions with CFC's members).

Unadvanced Commitments

CFC experienced a decrease of $1,813 million in gross unadvanced loan commitments to a total of $12,014 million at May 31, 2002. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been executed but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most such commitments. Approximately 44% of the outstanding commitments at May 31, 2002 were for short-term or line of credit loans. Approximately 37% of the unadvanced commitments were approved under the power vision program and will expire if not advanced within 60 months of approval. The power vision program began in fiscal year 1998. Under the power vision program, CFC pre-approved senior secured loans to certain of its electric distribution members provided that they maintain appropriate financial ratios. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material adverse change in its financial condition since the loan was approved.

The following table summarizes CFC's off balance sheet obligations:

(Dollar amounts in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
Instrument	Balance	2003	2004	2005	2006	2007	Years
Guarantees (1)	$1,971	$146	$109	$92	$120	$311	$1,193

(1) On a total of $859 million of pollution control bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not sold such bonds to other purchasers.

Unadvanced commitments related to approved loans do not represent off balance sheet liabilities of CFC and have not been included in the above chart. CFC has no obligation to advance amounts to a borrower that does not meet the minimum conditions for approval of the loan. If there has been a material adverse change in the borrower's financial condition, CFC is not required to advance funds. Therefore, CFC classifies unadvanced commitments as contingent liabilities. Amounts advanced under these commitments would be classified as performing loans since the members are required to be in good financial condition to be eligible to receive the advance of funds.

Ratios
Leverage Ratio

CFC calculates the leverage ratio by dividing debt and guarantees outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of QUICS, members' subordinated certificates and total equity. Members' subordinated certificates and QUICS are treated as equity in the leverage calculation. The leverage ratio, based on the above formula, at May 31, 2002, was 7.42, a decrease from 7.69 at May 31, 2001. For the purpose of covenant compliance on the revolving credit agreements, the leverage ratio is adjusted to remove the impact of the SFAS 133 adjustments. The leverage ratio is adjusted to exclude the derivative liability and bond valuation account from the total debt and guarantees outstanding and members' equity is substituted for total equity. At May 31, 2002, the leverage ratio excluding the impact of SFAS 133 was 7.14. The decrease in the leverage ratio compared to the prior year is primarily due to the $160 million decrease in guarantees and the $110 million increase to members' subordinated certificates. CFC believes that the leverage ratio excluding the impact of SFAS 133 is a better measure of financial performance. As long as CFC holds its derivative instruments to maturity, adjustments to record the forward value of the derivatives will reverse over time. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

Debt to Adjusted Equity Ratio

The debt to adjusted equity ratio is calculated by dividing debt outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of members' subordinated certificates, loan loss allowance, QUICS, total equity and the loan loss allowance. Members' subordinated certificates and QUICS are treated as equity in the debt to adjusted equity calculation. The debt to adjusted equity ratio, based on the above formula, at May 31, 2002 was 5.59, a decrease from 6.05 at May 31, 2001. CFC also presents the debt to adjusted equity calculation excluding the impact of SFAS 133. The debt to adjusted equity calculation is adjusted to exclude the derivative liability and bond valuation account from the total debt outstanding and members' equity is substituted for total equity. The debt to adjusted equity ratio excluding the impact of SFAS 133, at May 31, 2002 was 5.39. The decrease to the debt to adjusted equity ratio compared to the prior year was primarily due to the $175 million increase in the loan loss allowance and the $110 million increase to members' subordinated certificates. CFC believes that the debt to adjusted equity ratio excluding the impact of SFAS 133 is a better measure of financial performance. As long as CFC holds its derivative instruments to maturity, adjustments to record the forward value of the derivatives will reverse over time. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

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

Revolving Credit Agreements

At May 31, 2002, CFC had three revolving credit agreements totaling $4,562 million which were used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by NCSC and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under a three-year agreement, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. In connection with this facility, CFC will pay a per annum facility fee of 0.125 of 1% based on CFC's senior unsecured credit ratings based on a pricing schedule in the credit agreement.

At May 31, 2002 there were two 364-day agreements totaling $3,534 million. These agreements were scheduled to expire on August 7, 2002 and were replaced on July 1, 2002 with two 364-day agreements totaling $2,678 million that expire on June 30, 2003. Under one 364-day agreement, CFC may borrow $2,378 million. This credit agreement was entered into with a syndicate of 17 banks with JPMorgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, JPMorgan Chase Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and The Bank of Nova Scotia, ABN AMRO Bank, N.V. and Bank One, N.A. as Documentation Agents. In addition, CFC entered into a second 364-day agreement for $300 million with a syndicate of six banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent, ABN AMRO Bank, N.V. as Syndication Agent and The Bank of Tokyo-Mitsubishi, Ltd., JPMorgan Chase Bank and Banc of America Securities LLC as Documentation Agents. Both agreements have a revolving credit period that terminates on June 30, 2003 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period with a .250 of 1% per annum fee on the outstanding principal amount of the term loan.

The facility fee for both of the 364-day facilities is .085 of 1% per annum. Upfront fees between .075 to .090 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate $2 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of .150 of 1% must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. For the purpose of the revolving credit agreements, the fixed charge coverage ratio is calculated by dividing net margin prior to the SFAS 133 forward value and the cumulative effect of change in accounting principle by the cost of funds including the SFAS 133 cash settlements. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and QUICS. Senior debt includes guarantees; however, it excludes:

* guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor's Corporation or Baa1 by Moody's Investors Service;
* indebtedness incurred to fund RUS guaranteed loans; and

43

*

the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor's Corporation or a financial strength rating of Aaa by Moody's Investors Service.

Based on the ability to borrow under the bank line facilities, CFC classified $3,706 million and $4,637 million, respectively, of its notes payable outstanding as long-term debt at May 31, 2002 and May 31, 2001. CFC expects to maintain more than $3,706 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the three-year credit agreement for $1,028 million and the new agreements totaling $2,678 million discussed above, subject to the conditions therein.

Asset/Liability Management

A key element of CFC's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margin and retain liquidity.

Match Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is CFC's policy to manage the match funding of asset and liability repricing terms within a range of 5% of total assets. At May 31, 2002, CFC had $10,705 million in fixed rate assets amortizing or repricing, which were funded by $8,818 million in fixed rate liabilities maturing during the next 30 years and $1,800 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $87 million or 0.43% of total assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and members' equity which are funded with variable rate debt. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper, collateral trust bonds swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, QUICS, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, and commercial paper, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

Certain of CFC's collateral trust bonds, QUICS and medium-term notes were issued with early redemption provisions. To the extent borrowers are allowed to convert their fixed rate loans to a variable interest rate and to the extent it is beneficial, CFC takes advantage of these early redemption privileges. However, because conversions can take place at different intervals from early redemptions, CFC charges conversion fees designed to compensate for any additional interest rate risk assumed by CFC.

CFC makes use of an interest rate analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members' subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and for the portfolio as a whole. There are no scheduled maturities for the members' equity, primarily unretired patronage capital allocations. The balance of members' equity is assumed to remain relatively stable since annual retirements have been approximately equal to the annual allocation of net margin. The non-amortizing members' subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing members' subordinated certificates and members' equity are first used to "fill" any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed to be funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or members' equity and members' certificates is used to calculate a TIER for each year and for the portfolio as a whole. The schedule allows CFC to analyze the impact on the overall TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt.

The following chart shows the scheduled amortization and maturity of fixed rate assets and liabilities outstanding at May 31, 2002.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of May 31, 2002

(Dollar amounts in millions)		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$1,174	$3,923	$1,922	$2,125	$1,162	$399	$10,705
Total assets	$1,174	$3,923	$1,922	$2,125	$1,162	$399	$10,705

Liabilities and equity:
Long-term debt	$1,057	$3,712	$1,548	$1,421	$426	$654	$8,818
Subordinated certificates	91	107	408	510	233	87	1,436
Members' equity	-	-	-	203	161	-	364
Total liabilities and members' equity	$1,148	$3,819	$1,956	$2,134	$820	$741	$10,618

Gap*	$(26)	$(104)	$34	$9	$(342)	$342	$(87)
Cumulative gap	$(26)	$(130)	$(96)	$(87)	$(429)	$(87)
Cumulative gap as a % of total assets	(0.13)%	(0.64)%	(0.47)%	(0.43)%	(2.10)%	(0.43)%
*	Liabilities and members' equity less assets.

Derivative and Financial Instruments

All the financial instruments to which CFC was a party at May 31, 2002 were entered into or contracted for purposes other than trading. All of CFC's financial instruments at May 31, 2002 were interest rate sensitive. The following table provides the significant balances and contract terms related to the financial instruments at May 31, 2002.

(Dollar amounts in millions)			Principal Amortization
	Outstanding	Fair						Remaining
Instrument	Balance	Value	2003	2004	2005	2006	2007	Years
Investments	$2,037	$2,037	$2,037	$-	$-	$-	$-	$-
Average rate	1.75%		1.75%	-	-	-	-	-
Long-term fixed rate loans (1)	10,705	10,245	1,174	2,254	1,670	1,359	563	3,685
Average rate	6.50%		6.09%	5.88%	6.43%	7.87%	6.66%	6.52%
Long-term variable rate loans (2)	6,302	6,302	298	492	341	392	284	4,495
Average rate (3)	4.72%		-	-	-	-	-	-
Intermediate-term loans (4)	216	217	128	34	52	2	-	-
Average rate	5.21%		5.65%	4.59%	4.52%	5.11%	-	-
Line of credit loans (5)	1,229	1,229	1,229	-	-	-	-	-
Average rate (3)	4.89%		4.89%	-	-	-	-	-
RUS Guaranteed FFB Refinance	44	44	1	1	1	2	2	37
Average rate (3)	2.26%		-	-	-	-	-	-
Nonperforming loans (6)	1,011	549	105	62	112	56	12	664
Average rate (3)	2.59%		2.48%	2.41%	2.59%	2.59%	2.59%	2.59%
Restructured loans (7)	540	450	19	10	20	13	12	466
Average rate	6.92%		4.59%	7.00%	7.00%	7.00%	7.00%	7.00%
Liabilities and equity:
Notes payable (8)	6,120	6,115	6,120	-	-	-	-	-
Average rate	3.05%		3.05%	-	-	-	-	-
Medium-term notes (9)	6,355	6,454	-	2,192	15	460	934	2,754
Average rate	5.32%		-	2.60%	6.49%	6.19%	5.18%	7.39%
Collateral trust bonds (9)	4,794	4,865	-	300	1,498	1,846	100	1,050
Average rate	5.90%		-	5.77%	5.48%	6.02%	7.30%	6.23%
Quarterly income capital
securities	600	590	-	-	-	-	-	600
Average rate	7.48%		-	-	-	-	-	7.48%
Subordinated certificates (10)	1,692		32	54	31	53	42	1,480
Average rate	2.73%	N/A	1.45%	2.46%	0.30%	2.38%	2.19%	2.98%

(1)	The principal amount of fixed rate loans is the total of scheduled principal amortizations and scheduled repricings. Includes $161 of loans guaranteed by RUS.
(2)	Long-term variable rate loans include $37 million of loans guaranteed by RUS.
(3)	Variable rates are set the first day of each month.
(4)	There is no scheduled amortization for intermediate-term variable rate loans.
(5)	Line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.
(6)	Amortization based on scheduled repayments. Assumes an accrual rate of 3% for CoServ and 0% for Wireless North for fiscal year 2003 through the end of the agreement.
(7)	Amortization based on scheduled repayments. Assumes an accrual rate of 7% for Deseret and 0% for ECO.
(8)	Notes payable includes commercial paper, bank bid notes and long-term debt due in less than one year.
(9)	Excludes the SFAS 133 long-term debt valuation allowance of $2 million.
(10)

Fair value has not been included as it is impracticable to develop a discount rate that measures fair value (see Note 11 to the combined financial statements). Principal amortization includes $66 million of subscribed and unissued subordinated certificates for which the amortization cannot be presently determined.

The following table provides the notional amount, average rate paid, average rate received and maturity dates for the interest rate exchange agreements to which CFC was a party at May 31, 2002.

(Dollar amounts in millions)	Notional		Principal Amortization
	Principal							Remaining
Instruments	Amount	Fair Value	2003	2004	2005	2006	2007	Years
Interest rate swaps	$12,667	$(23)	$1,768	$1,745	$2,515	$2,646	$650	$3,343
Average rate paid	3.64%
Average rate received	4.28%

The following table provides the notional amount in U.S. dollars, average exchange rate and maturity dates for the cross currency interest rate exchange agreements to which CFC was a party at May 31, 2002.

(Dollar amounts in millions)	Notional		Principal Amortization
	Principal							Remaining
Instruments	Amount	Fair Value	2003	2004	2005	2006	2007	Years
Cross currency interest rate
exchange agreements	$1,408	$(36)	$146	$439	$-	$390	$433	$-
Average exchange rate - Euro	1.069
Average exchange rate - Yen	123.69

Market Risk

CFC's primary market risks are interest rate risk and liquidity risk. CFC is also exposed to counter party risk related to the interest rate and cross currency interest rate exchange agreements it has entered.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, QUICS, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk related to the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 45). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets. At May 31, 2002 and 2001, fixed rate loans representing 0.43% and 0.15% of total assets, respectively, of the fixed rate loans were funded with variable rate debt. At May 31, 2002, CFC had $87 million of excess fixed rate assets compared to fixed rate liabilities and members' equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, members' subordinated certificates and members' equity to fund variable rate loans. At May 31, 2002 and 2001, 44% and 56%, respectively, of loans carried variable interest rates.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years. These loans are funded by variable rate commercial paper, bank bid notes, collateral trust bonds and medium-term notes, non-interest bearing members' subordinated certificates and members' equity. At May 31, 2002, CFC had a total of $3,092 million of commercial paper with a weighted average maturity of 25 days, $45 million of member investments in a daily liquidity fund with no stated maturity and $100 million of bank bid notes with a weighted average maturity of 20 days. A total of $956 million of the above amount is held by CFC's members, which are considered by CFC to be a more stable source of financing. In addition, at May 31, 2002, CFC had agreed to purchase up to $859 million of variable rate pollution control bonds if, when rates are periodically reset, such bonds are tendered for redemption and cannot be remarketed. CFC has guaranteed its members' repayment obligations to investors on these bonds. Loan capital term certificates are issued for the same period as the related loan. CFC regularly accesses the short-term debt markets to refinance its maturing commercial paper and at times to temporarily refinance its maturing long-term debt. Events that disrupt the short-term debt markets or CFC's ability to access those markets could have a negative impact on CFC's operations. CFC does have the ability to refinance all of its current commercial paper by drawing on its revolving lines of credit, but that action may also be viewed negatively by the markets, possibly resulting in further adverse financial effects. At May 31, 2002, CFC has a total of $2,883 million of long-term debt maturing prior to May 31, 2003. On fixed rate loan advances, borrowers may select a fixed interest rate term of one year to the loan maturity. When a loan has an interest rate term of a duration shorter than loan maturity, the borrower may select a new fixed interest rate term of one year to the remaining loan maturity or the long-term variable rate. CFC does not match fund each fixed rate loan, but rather funds its fixed rate loans in aggregate. CFC matches the maturity of the fixed rate funding to the fixed interest rate terms selected, rather than the loan maturity. When the fixed interest rate term expires, CFC obtains new fixed rate funding based on the new interest rate term selected by the borrower. CFC is at risk in the rolling over of its fixed rate funding of a maturity less than the loan maturity. To mitigate liquidity risk, CFC maintains backup liquidity through revolving credit agreements with domestic and foreign banks. At May 31, 2002 and 2001, CFC had a total of $4,562 million and $7,040 million, respectively, in revolving credit agreements and bank lines of credit. To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 48).

CFC also maintains shelf registrations with the SEC for its collateral trust bonds, medium-term notes and QUICS. At May 31, 2002 and 2001, CFC had effective shelf registrations totaling $2,875 million and $175 million related to collateral trust bonds, $5,299 million and $25 million related to medium-term notes and $75 million and $250 million related to QUICS, respectively. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At May 31, 2002 and 2001, CFC had $85 million and $149 million of commercial paper, respectively, and $1,708 million and $1,010 million of medium-term notes, respectively, outstanding to European investors. CFC has issuance authority totaling $1,000 million related to commercial paper and $4,000 million related to medium-term notes under these programs. CFC believes that the ability to issue debt in both domestic and foreign markets helps CFC to maintain access to capital in the event of disruptions in either the domestic or foreign markets. In addition, CFC believes that its policy of setting interest rates at the time a fixed rate loan is advanced and the ability to reset all variable rates at least monthly protects it from erosion of its net margin in the event that CFC is unable to access the market efficiently or if rates in the market increase sharply.

CFC is exposed to counter party risk related to the performance of the parties with which it has entered into interest rate exchange agreements. To mitigate this risk, CFC only enters into interest rate exchange agreements with highly-rated counter parties. At May 31, 2002 and 2001, CFC was a party to $12,667 million and $9,037 million, respectively, of interest rate exchange agreements. To date, CFC has not experienced a failure of a counter party to perform as required under the interest rate exchange agreements. At May 31, 2002, CFC's interest rate exchange agreement counter parties had credit ratings ranging from BBB+ to AAA as assigned by Standard & Poor's Corporation.

Foreign Currency Risk

CFC may issue European commercial paper, medium-term notes or bonds denominated in foreign currencies. For any such obligation issued, CFC expects to enter into a cross currency interest rate exchange agreement with a highly rated counter party. At May 31, 2002, CFC had a total of $1,263 million and $145 million of medium-term notes, denominated in Euros and Yen, respectively, for which cross currency interest rate exchange agreements are in place obligating CFC to pay interest and principal in U.S. dollars. At May 31, 2001, this amount was $390 million denominated in Euros.

CFC is exposed to counter party risk related to the performance of the parties with which it has entered into cross currency interest rate exchange agreements. To mitigate this risk, CFC only enters into cross currency interest rate exchange agreements with highly-rated counter parties. At May 31, 2002 and 2001, CFC was a party to $1,408 million and $390 million, respectively, of cross currency interest rate exchange agreements. To date, CFC has not experienced a failure of a counter party to perform as required under the cross currency interest rate exchange agreements. At May 31, 2002, CFC's foreign currency counter parties had credit ratings ranging from BBB+ to AAA as assigned by Standard & Poor's Corporation.

Rating Triggers

There are rating triggers associated with $10,072 million of interest rate exchange agreements. The rating trigger is based on CFC's senior unsecured credit rating (medium-term note ratings from chart below). In all cases, if the rating on CFC's senior unsecured debt falls below the level indicated in the agreement, the counter party may, but is not obligated to, terminate the agreement. Upon termination both parties would be required to make all payments that might be due to the other party. If the rating drops below A3/A-, the counter party may terminate agreements with a notional amount of $1,316 million. The ratings would have to drop to Baa1/BBB+ or lower levels before the counter party may terminate the agreement on the remaining notional amount of $8,756 million.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service, Standard & Poor's Corporation and Fitch, Inc. The following table presents CFC's credit ratings at May 31, 2002.

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

As a result of the level of increased exposure to CoServ and telecommunications systems, as well as the general negative outlook for electric utilities related to the problems experienced in California, all three of the rating agencies had CFC's ratings on negative outlook at May 31, 2002.

Member Investments
At May 31, 2002 and 2001, CFC's members provided 16.4% and 15.6% of total capitalization as follows:

MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

(Dollar amounts in millions)	2002	% of Total (1)	2001	% of Total (1)
Commercial paper (2)	$956	31%	$845	14%
Medium-term notes	235	3%	279	4%
Members' subordinated certificates	1,692	100%	1,582	100%
Members' equity (3)	392	100%	394	100%
Total	$3,275		$3,100
Percentage of total capitalization	16.4%		15.6%

(1)	Represents the percentage of each line item outstanding to CFC members.
(2)	Includes the $45 million and $23 million related to the daily liquidity fund at May 31, 2002 and 2001, respectively.
(3)	See Note 8 to the combined financial statements.

The total amount of member investments increased by $175 million at May 31, 2002 compared to May 31, 2001. Due to lower loan growth in fiscal year 2002, increased member required equity purchases and increased member commercial paper investments, the percentage of member investment as compared to total investment increased. Total capitalization includes notes payable, long-term debt, QUICS, members' subordinated certificates and members' equity. Total capitalization at May 31, 2002 was $19,954 million, an increase of $107 million over the total capitalization of $19,847 million at May 31, 2001. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 18.5% and 17.0% at May 31, 2002 and 2001, respectively.  Total capitalization at May 31, 2002, using total equity rather than members' equity, was $19,888 million.

Historical Results

The following chart provides CFC's key operating results for the last five fiscal years.

SELECTED KEY FINANCIAL DATA

(Dollar amounts in thousands)	2002	2001	2000	1999	1998
For the year ended May 31:
Operating income	$1,186,533	$1,388,295	$1,020,998	$792,052	$639,948
Gross margin	300,695	270,456	159,674	127,943	99,413
Operating margin	63,834	132,766	115,333	76,439	57,022
SFAS 133 cash settlements (A)	34,191	-	-	-	-
SFAS 133 forward value (A)	41,878	-	-	-	-
Cumulative effect of change in
accounting principle (A)	28,383	-	-	-	-
Gain on sale of land	-	-	-	-	5,194
Net margin	168,286	132,766	115,333	76,439	62,216
Fixed charge coverage ratio (B)	1.16	1.12	1.13	1.12	1.12
Fixed charge coverage ratio excluding
adjustments relating to SFAS 133 (B)	1.12	1.12	1.13	1.12	1.12
As of May 31:
Assets	$20,323,342	$19,998,842	$17,083,440	$13,925,252	$10,682,888
Long-term debt (C)	14,857,386	11,376,412	10,595,596	6,891,122	5,024,621
QUICS	600,000	550,000	400,000	400,000	200,000
Members' subordinated certificates	1,691,970	1,581,860	1,340,417	1,239,816	1,229,166
Members' equity (A)	392,056	393,899	341,217	296,481	279,278
Total equity	326,376	393,899	341,217	296,481	279,278
Guarantees	1,971,367	2,131,681	1,945,202	1,893,197	2,079,819
Leverage ratio (D)	7.42	7.69	8.10	7.11	6.39
Leverage ratio excluding
adjustments relating to SFAS 133 (D)	7.14	7.69	8.10	7.11	6.39
Debt to adjusted equity ratio (E)	5.59	6.05	6.46	5.52	4.51
Debt to adjusted equity ratio excluding
adjustments relating to SFAS 133 (E)	5.39	6.05	6.46	5.52	4.51
(A)

The SFAS 133 cash settlements represent the net settlements due on all interest rate and cross currency exchange agreements for the year ended May 31, 2002. In prior years this amount had been included in the cost of funds line on the combined statement of operations. The SFAS 133 forward value represents the present value of all future net settlements based on the current estimate of future interest rates. The cumulative effect of change in accounting principle represents the forward value of interest rate and cross currency exchange agreements recorded as a transition adjustment upon adoption of SFAS 133. Members' equity represents total equity excluding the SFAS 133 forward value adjustment, cumulative effect of change in accounting principle and accumulated other comprehensive income (see Note 8 to the combined financial statements).

(B)

The fixed charge coverage ratio is calculated by dividing net margin prior to extraordinary items and the cumulative change in accounting principle divided by the cost of funds. For the purpose of covenant compliance on the revolving credit agreements, the fixed charge coverage ratio is adjusted to exclude the SFAS 133 forward value from the net margin and to include the SFAS 133 cash settlements as part of the cost of funds.

(C)

Includes commercial paper reclassified as long-term debt in the amount of $3,706 million, $4,638 million, $5,493 million, $2,403 million and $2,345 million at May 31, 2002, 2001, 2000, 1999, and 1998, respectively, and excludes $2,883 million, $4,388 million, $3,040 million, $983 million and $327 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2003, 2002, 2001, 2000 and 1999, respectively (see Note 4 to combined financial statements). Includes the SFAS 133 long-term debt valuation allowance of $2 million at May 31, 2002.

(D)	The leverage ratio is calculated by dividing debt and guarantees outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of QUICS, members' subordinated certificates and total equity. Members' subordinated certificates and QUICS are considered to be equity for the leverage calculation. For the purpose of covenant compliance on the revolving credit agreements, the leverage ratio is adjusted to remove the impact of SFAS 133 adjustments. The leverage ratio is adjusted to exclude the derivative liability and bond valuation account from the total debt and guarantees outstanding and members' equity (see Note 8 to the combined financial statements) is substituted for total equity.
(E)	The debt to adjusted equity ratio is calculated by dividing debt outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of QUICS, members' subordinated certificates, total equity and the loan loss allowance. Members' subordinated certificates and QUICS are considered to be equity for the debt to adjusted equity calculation. The debt to adjusted equity ratio is also presented with the derivative liability and bond valuation account subtracted from debt outstanding and members' equity (see Note 8 to the combined financial statements) substituted for total equity.

Financial and Industry Outlook

Loan Growth
During fiscal years 1999, 2000 and 2001, CFC experienced aggregate loan growth of $9,105 million or 86%. During fiscal year 2002, CFC experienced loan growth of $363 million or 2%. It is anticipated that loan growth during the next few years will continue to be moderate. For the fiscal year ending September 30, 2003, RUS is expected to have authority for direct lending of $1.3 billion and $2.7 billion of authority for loan guarantees. Loans from the FFB with an RUS guarantee represent a lower cost option for rural electric utilities compared to CFC. CFC anticipates that the majority of its electric loan growth will come from the approximately 221 distribution system borrowers that have fully prepaid their RUS loans and cannot borrow under the insured loan program from RUS for ten years after the prepayment and from distribution system borrowers that cannot wait the 12 to 24 months it may take RUS to process and fund the loan and power supply systems. CFC anticipates that telephone loan growth will moderate due to the slower pace of both infrastructure capital requirements and financing for access line acquisition.

Liquidity

At May 31, 2002, CFC had $3,237 million of commercial paper and bid notes, of which $911 million was held by members, with an average maturity of approximately 24 days and $2,883 million of medium-term notes and collateral trust bonds scheduled to mature during fiscal year 2003. Commercial paper and bid notes represent 18% of CFC's total debt outstanding at May 31, 2002. CFC intends to maintain the balance of dealer commercial paper at 20% or less of total debt outstanding during fiscal year 2003. CFC has not experienced difficulty issuing its commercial paper and does not anticipate any problems in rolling over the balance of commercial paper and bid notes over the next year. During fiscal year 2003, CFC plans to refinance the $2,883 million of medium-term notes and collateral trust bonds maturing and fund the majority of the new loan growth with loan repayments from borrowers and by issuing medium-term notes and collateral trust bonds. At May 31, 2002, CFC had effective registration statements covering $2,875 million of collateral trust bonds and $5,299 million of medium-term notes. CFC anticipates that it will issue approximately $3,000 million of new medium-term notes and collateral trust bonds during fiscal year 2003. CFC does not anticipate that it will have difficulty in accessing the capital markets to issue this amount of debt over the next year. CFC issued approximately this amount of debt in one issuance in February 2002, very soon after its long-term debt ratings were downgraded by the rating agencies.

Equity Retention

CFC made policy changes in fiscal year 2000 that were intended to increase the amount of equity retained. During fiscal year 2001, the balance of members' equity and subordinated certificates increased by $294 million. During fiscal year 2002, the balance of members' equity and subordinated certificates increased by $108 million. The growth in members' subordinated certificates is directly proportional to the amount of long-term loans advanced during the year and to certificates issued in connection with certain guarantees. Based on the expectation of loan growth for fiscal year 2003, the growth in subordinated certificates is expected to be in the same range as in fiscal year 2002.

Gross Margin

The gross margin spread earned on loans, including SFAS 133 cash settlements, in fiscal year 2002 was 1.69% compared to 1.44% for the prior year. CFC does not anticipate maintaining the same gross margin spread during fiscal year 2003.

Leverage and Debt to Adjusted Equity Ratios

During fiscal year 2002, CFC's leverage and debt to adjusted equity ratios, excluding the impact of SFAS 133 adjustments, declined in line with its plan. The leverage ratio, excluding the SFAS 133 adjustments, decreased from 7.69 in fiscal year 2001 to 7.14 for fiscal year 2002. The debt to adjusted equity ratio, excluding the SFAS 133 adjustments, decreased from 6.05 in fiscal year 2001 to 5.39 for fiscal year 2002. The decrease was a result of the increased retention of members' equity and subordinated certificates, increase to the balance of the loan loss allowance and the increase of $50 million to the balance of QUICS outstanding, which under CFC's revolving credit agreements counts as equity in the computation of its ratios. CFC expects these ratios to continue to decline during fiscal year 2003 as a result of the slower loan growth, increased retention of members' equity and subordinated certificates and increases to the loan loss allowance. CFC's board of directors is scheduled to vote on the retirement of approximately $74 million of patronage capital to members in September 2002. CFC anticipates that as a result of the retirement of patronage capital in the second quarter of fiscal year 2003, the leverage and debt to adjusted equity ratios will continue to decrease in the first quarter, hold stable or increase slightly during the second quarter then continue to decline during the third and fourth quarters.

Customer Choice

The problems faced in California, and more generally in energy markets, have caused states to take a more cautious approach to electric deregulation. At May 31, 2002, there were 17 states operating under customer choice laws. CFC had a total of 244 electric members (183 distribution, 21 power supply and 40 associate) and $5,412 million of loans to electric systems in these states. In New York, where CFC has 5 electric members and $9 million of loans, cooperatives are not required to file competition plans with the state utility commission. CFC believes that the distribution systems, which comprise the majority of CFC's membership and loan exposure, will not be materially impacted by a move to customer choice. The distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore, the distribution systems will still be charging a fee or access tariff for the service of delivering power regardless of who supplies the power. The impact on power supply systems cannot be determined until final rules have been approved in each state with regard to stranded cost recovery.

Restructured Loans

During fiscal year 2002 Deseret made all the required quarterly payments and excess cash flow payments totaling $54 million. In December 2001, CFC used $9 million of the excess cash flow payment to recover the full amount of the prior write-off taken on the loans to Deseret. CFC now has no net write-off related to the Deseret loans and is currently accruing interest income at a rate of 7% on the balance of $534 million at May 31, 2002. CFC anticipates that Deseret will make all the quarterly payments required in fiscal year 2003 and excess cash flow payments totaling $23 million. The anticipated payments will allow CFC to recognize an estimated $37 million of interest income during fiscal year 2003 and reduce the Deseret loan to an estimated balance of $523 million at May 31, 2003.

CoServ defaulted on the restructure agreement signed in March 2001 and filed for bankruptcy protection during fiscal year 2002. In June 2002, CoServ and CFC filed joint plans of reorganization and liquidation. The plans are expected to be effective early in the second quarter of CFC's fiscal year 2003. Under the plans, CFC will take possession of the real estate properties and notes, the telecommunications system will be sold and the electric distribution system will make quarterly payments to CFC. CFC anticipates that the telecommunications system will be sold by the end of the second quarter of its fiscal year 2003 and anticipates that CoServ's electric distribution system will make all of the required quarterly payments due during fiscal year 2003. The real estate plan is expected to close in the second quarter, which will result in a significant reduction to CoServ's outstanding loan balance as CFC assumes CoServ's position as lender. CFC plans to keep the remaining CoServ utility loan, of approximately $600 million, on non-accrual status with respect to interest income during fiscal year 2003. All payments received under the restructure agreement will be applied against principal.

Credit Concentration

Total loans and guarantees outstanding to the ten largest borrowers at May 31, 2002 totaled $5,686 million and represented 26% of CFC's total loans and guarantees outstanding, which is essentially the same as the $5,690 million and 26% of total loans and guarantees reported at May 31, 2001. As described above, the loans and guarantees to two of the ten largest borrowers, CoServ and Deseret, are anticipated to decline during fiscal year 2003. The remaining eight borrowers are all expected to perform according to the terms of their loan agreements during fiscal year 2003. No new loans are anticipated to the five largest telecommunications borrowers, which should result in a reduction to the balance of telecommunications loans in the ten largest borrowers at May 31, 2003.

Loan Loss Allowance

In fiscal year 2002 CFC wrote off a total of $34 million of loans and had recoveries of $10 million related to prior year write-offs, for a net total write-off of $24 million. This increased the net total write-off since inception to $106 million. At this time it is difficult to estimate the amount, if any, that will be written off during fiscal year 2003. CFC does not anticipate any write-offs related to its ten largest borrowers during fiscal year 2003. CFC believes that the current loan loss allowance of $507 million, which includes specific reserves of $202 million for impaired borrowers, and the expected provision for fiscal year 2003 will be sufficient to allow the loan loss allowance to be adequate at May 31, 2003.

Credit Ratings

In January 2002, Standard & Poor's Corporation, Moody's Investors Service and Fitch, Inc., downgraded CFC's debt ratings by one tick and placed CFC's long-term ratings on negative outlook. CFC will meet with each of the agencies to provide them with an annual update on its financial performance during the first quarter of fiscal year 2003. CFC expects that the actions it has taken to reduce the level of commercial paper outstanding, increase equity retention, manage the debt to adjusted equity and leverage ratios and increase the coverage provided by the loan loss allowance, combined with the positive performance of its loan portfolio, in particular the telecommunications segment, will be viewed as positive by the agencies.

SFAS 133 Accounting for Derivatives

On June 1, 2001, CFC implemented SFAS 133, Accounting for Derivative Instruments and Hedging Activities. At May 31, 2002, CFC had a derivative asset of $193 million, a derivative liability of $252 million, a bond valuation account of $2 million, an accumulated other comprehensive loss of $136 million and recognized income, representing the SFAS 133 forward value, of $42 million for the year and $28 million in the form of a cumulative effect of change in accounting principle. As a result of the above entries, CFC's total equity was reduced by $66 million. CFC enters into interest rate exchange and cross currency interest rate exchange agreements as part of its asset liability management strategy. As interest rates and currency exchange rates in the capital markets increase or decrease, the fair value of these derivative instruments will change. As a result of implementing SFAS 133, CFC anticipates increased volatility in reported net margin, other comprehensive income or loss and the total equity balance. CFC is neither a dealer nor trader of derivatives. CFC uses derivatives as part of its risk management strategy and intends to hold all derivatives through maturity. The adjustments made to record the fair value of derivatives on the balance sheet do not represent a cash transaction and will reverse over the life of a derivative held to maturity.

Disaster Recovery
In fiscal year 2001 CFC developed and put in place a disaster recovery and business resumption plan. The plan includes the establishment of a duplicate of CFC's information systems at an off site facility. CFC's production systems are backed-up periodically each day to the recovery site. The plan also includes steps for each of CFC's operating groups to conduct business with a view to minimizing disruption for customers. The plan was tested and has been adjusted in fiscal year 2002. CFC contracts with an external vendor for the facilities to house the backup system as well as office space and related office equipment. In fiscal year 2003, CFC will conduct a cost benefit study of creating its own facility to house the backup system versus contracting with a vendor.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion on pages 46 to 48.

Item 8.	Financial Statements and Supplementary Data.

The combined financial statements, auditors' report and combined quarterly financial results are included on pages 65 through 100 (see Note 14 to combined financial statements for a summary of the quarterly results of CFC's operations).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 16, 2002, CFC dismissed Arthur Andersen LLP and engaged Ernst & Young LLP as its independent public accountants for the fiscal year ended May 31, 2002. The audit committee of CFC's board of directors approved the dismissal of Arthur Andersen LLP.

Arthur Andersen LLP's reports on CFC's financial statements for fiscal years ended May 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended May 31, 2000 and 2001 and through the date of this annual report, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report on CFC's financial statements for such years. During such period there also were no "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC), and CFC did not (nor did anyone on its behalf) consult with Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on CFC's financial statements, or any other matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

CFC provided Arthur Andersen LLP with a copy of the above disclosures. In a letter dated April 19, 2002, Arthur Andersen LLP confirmed its agreement with such statements.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a)	Directors

		Director	Date present
Name	Age	Since	term expires

Wade R. Hensel (President of CFC)	50	1997	2003
Stephen R. Louder (Vice President of CFC)	50	1998	2004
Robert A. Caudle (Secretary-Treasurer of CFC)	57	1999	2005
Darlene H. Carpenter	56	2001	2004
Cletus Carter	61	2001	2004
J. Malloy Chandler	56	2002	2005
James P. Duncan	56	2000	2003
Glenn English	61	1994	2003
Craig A. Harting	44	2002	2005
James A. Hudelson	57	1999	2005
Terryl Jacobs	43	2002	2005
Tom Kirby	47	2002	2005
Fred A. Lackey	66	2001	2003
Eugene Meier	73	1997	2003
Clifton M. Pigott	58	1997	2003
Timothy Reeves	54	1998	2004
Gale Rettkowski	57	2001	2003
Brian D. Schlagel	52	1998	2004
Thomas W. Stevenson	60	1997	2003
Robert C. Wade	68	1997	2003
Bobby W. Williams	65	2001	2004
Eric P. Yould	57	2001	2004

(b)	Executive Officers

Held present
Title	Name	Age	office since
President and Director	Wade R. Hensel	50	2002
Vice President and Director	Stephen R. Louder	50	2002
Secretary-Treasurer and Director	Robert A. Caudle	57	2002
Governor and Chief Executive Officer	Sheldon C. Petersen	49	1995
Senior Vice President of Member Services and General Counsel	John J. List	55	1997
Senior Vice President and Chief Financial Officer	Steven L. Lilly	52	1994
Senior Vice President of Operations	John T. Evans	52	1997
Senior Vice President of Corporate Relations	Richard E. Larochelle	49	1998
Senior Vice President of RTFC	Lawrence Zawalick	44	2000

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

Mr. Hensel has been General Manager of BENCO Electric Cooperative, Mankato, MN, since 1981 and of Brown County REA, Sleepy Eye, MN since 2001. He is a former Chairman of Minnesota Rural Electric Manager's Association and a former Chairman of the Cooperative Power Manager's Association. He has been a member of the management committee of Cooperative Television Association of Southern Minnesota since 1993, a former director of Mankato Rehabilitation Center, and a director and former Chairman of Valley Industrial Development Corporation. Mr. Hensel has also been Chairman of the North Mankato Port Authority since 1999. He is a former chairman and former director of the Chamber of Commerce, a former President of the Jaycees, a former treasurer and board member of the Independent School District #77, and former director of Immanuel-St. Joseph's Hospital.

Mr. Louder has been President and General Manager of Deaf Smith Electric Cooperative, Hereford, TX, since 1992. He is a director and currently serves as Secretary/Treasurer at Golden Spread Electric Cooperative. He is a registered professional engineer in the state of Texas and a member of the Community Christian School Board of Trustees. He is also active in local economic development and the 4-H Club.

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

Ms. Carpenter was chairman of Rappahannock Electric Cooperative from 1997 to 2000. At present, she still holds positions on the Audit and Annual Meeting Committees at Rappahannock Electric Cooperative. In November of 2001, she took a part-time Business Development Officer position at 2nd Bank & Trust in Culpeper, VA. She is a member of the VA, MD, DE Association of Electric Cooperatives, and has served on the Safety Committee since 1997. Ms. Carpenter was Vice President of the Wachovia Bank NA in Culpeper, VA, from 1981 to 2001. She has been a director of the Culpeper County Chamber of Commerce since 1998 and a member of the CulpeperFest Committee and Small Business Committee. Ms. Carpenter is also a member of the Business & Professional Women's Organization. She was president and committee chairman of the Virginia Bankers Association, Young Bankers Section, from 1980 to 1982, and a former member of the Virginia State Education Assistance Authority Lender Advisory Committee. She was also a former member of various community service organizations including March of Dimes, American Heart Association, Piedmont United Way, and 4-H Club.

Mr. Carter has served as the president of Tri-County Electric Cooperative since May 2000. Mr. Carter has also been director of Oklahoma Association of Electric Cooperatives since 1992. He has been a director of the Oklahoma Panhandle State University Foundation since 1998, and has also been president of Oklahoma REAL Enterprises since 1992. He is a member of the Oklahoma Cattlemen's Association and the Oklahoma Farmers Union. Mr. Carter is co-owner of High Plains Seed Company and Triple C Cattle Company in Forgan, OK, and has been President and CEO of Carter Enterprises since 1990.

Mr. Chandler has been Executive Vice President and General Manager of Pioneer Electric Cooperative, Inc. in Greenville, Alabama, and has served as director of the Alabama Rural Electric Association since February 1971. He was President of the Alabama Electric Cooperative from 1992 to 1994, and currently serves as chairman of the Corporate Planning and Power Supply Committee, a title he has held since March 1988. In addition, Mr. Chandler served as director of Energy Co-Opportunity from 1999 to 2001, and as director and President of National Rural Telecommunications Cooperative from 1996 to 1998. He also served as chairman of South Alabama Public Power Association from 1976 to 1978. Mr. Chandler is Executive Vice President of Butler County Water Authority, Lowndes County Water Authority, South Dallas Water Authority, and West Dallas Water Authority. He has been President of Acme Propane Gas Co., Inc. since 1998, and of Pioneer Services Corporation since 1986.

Mr. Duncan has been the CEO and General Manager of Sumter Electric Cooperative, Inc. since 1990. In addition, Mr. Duncan has been a director of Seminole Electric Cooperative since 1990, and currently serves as Chairman of the Rate Committee. He has been serving as President of Florida Electric Cooperatives Association since January 2001, and also as Vice President of Sumter County Economic Development Council since January 2000. He serves as Deputy Campaign Chairperson of the United Way of Lake and Sumter Counties and is active in numerous other community organizations.

Mr. English has been Chief Executive Officer of NRECA, Washington, DC, since March 1994. He served in the United States House of Representatives from 1975 to 1994. He served on the House Agriculture Committee from 1975 to 1994 and was Chairman of the House Agricultural Subcommittee on Environment, Credit and Rural Development from 1989 to 1994.

Mr. Harting has been the General Manager of Sullivan County REC since September 1989. He became a member of the Board of United Utility Supply in Louisville, Kentucky in June 1995 and has served on the Management Advisory Committee of the NRECA sponsored Wood Quality Control Program since March 2001. He has been a member of the Board of Partners in Distance Learning in Ashland, PA, since December 1998 and also from 1993 to 1996. He has been a member of the board at the Sullivan County Chamber of Commerce since June 2001. Mr. Harting is a member of the Sullivan County Industrial Development Authority, Northern Tier Regional Planning and Development Commission, and Workforce Investment Board of Towanda, PA. Prior to joining Sullivan County REC, Mr. Harting was the Manager of Engineering Services at Tri-County REC in Mansfield, PA from January 1980 to September 1989.

Mr. Hudelson has been General Manager of Wyrulec since 1976. He became Chairman of the Legislative Committee for the Wyoming Rural Electric Association in 1989. He served as president of Goshen County Economic Development Corporation from 1991 to 1994, and has been a member since 1990. He has been the director for the Eastern Wyoming Development Corporation since 1999.

Ms. Jacobs has served as Board Secretary of Slope Electric Cooperative, Inc. in New England, North Dakota since June 1999, and has been Director of the cooperative since 1996. She is Vice-Chairman of the resolutions committee for Midwest Electric Consumers Association and has held this position since September 1999. Ms. Jacobs is also an insurance agent with Commercial Insurance Agency, Inc. and has been with the company since 1986. She is a member of the North Dakota Farmers Union and is a past committee member of the North Dakota State Farm Service Agency and Mott/Regent School Consolidation Transition Committee.

Mr. Kirby has served as Chairman for Central Indiana Power in Fortville, Indiana since April 2000 and has been on its board since 1991. He has also been Director of the Indiana Statewide Association of RECs, Inc. since June 1999. Mr. Kirby's specialization is nuclear medicine technology and he has been Chief Technologist at Digirad Imaging Solutions, Inc. in Indianapolis, Indiana since June 2001. He was employed as a nuclear medicine technologist at Saint John's Health Corporation from 1981 to 1994. He was also Administrative Director of the cardiology, neurology, and pulmonary medicine departments of Saint John's Health Corporation from 1984 to 1989.

Mr. Lackey has served on the National Rural Electric Cooperative Association (NRECA) board since 1991. He has been the General Manager of Continental Divide Electric Cooperative, Inc. since 1975. Mr. Lackey is also a board member of the Greater Grants Economic Development Foundation, and Crimestoppers.

Mr. Meier has been a director of Pierce-Pepin Cooperative Service, Ellsworth, WI, since 1991. He has been a director of Cooperative Development Services since 1998 and at present is also serving as its Board President. He has been Vice President of the Wisconsin Electric Cooperative since 1995, was Chairman of its Legislative Committee from 1994 to 1997 and currently serving as its Board President. He has been a director of the Wisconsin Federation of Cooperatives since 1995. He is a former member of Legislative Standing Committee, NRECA, and a former executive committee member of the Wisconsin Electric Cooperative Association. Prior to his retirement in 1994, he was Maintenance Foreman for Continental Nitrogen and Resources, Inc. He also owned and operated a grain and beef farm since 1964.

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

Mr. Rettkowski has served as President of Inland Power and Light Company in Spokane, Washington since March 2000. He has served as Secretary-Treasurer for Northwest Irrigation Utilities since August 1992. He was also a trustee with Lincoln Electric from 1975 to 1995. Mr. Rettkowski is the President of Citizens for Irrigation for the state of Washington and has held this title since September 1991. He is a former director for Big Bend Golf and Country Club and a former trustee of Graingrowers Warehouse Co-op in Wilbur, Washington. Mr. Rettkowski has also been involved with agricultural enterprises at Rettkowski Brothers in Wilbur, Washington since April 1973.

Mr. Schlagel has been a director of Morgan County REA, Fort Morgan, CO, since 1990, serving as President from 1997 to 2001. He has owned and operated Schlagel Farms, an irrigated agriculture enterprise, since 1971. Mr. Schlagel is also Chairman of the Board for the Colorado Rural Electric Association, is Vice President of Roggen Farmer's Elevator Association and a Fellow of the Colorado Agriculture Leadership Program. He also served as President of Strasburg School District 31-J and Vice President of the Southeast Wild Fire Protection District.

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

Mr. Wade serves as Chairman of Nolin Rural Electric Cooperative Corporation, Elizabethtown, KY, and has been engaged in grain farming since 1960. He is a director of Kentucky Association of Electric Cooperatives, of which he was Chairman from 1980 to 1982. He is Chairman of Kentucky Electric Cooperatives' Political Action Committee, SURE-Speak Up for Rural Electrification. He is a member of KAEC Management and Employees Committee, and served on CFC's Committee on Objectives and Planning. Mr. Wade is a board member and past President of North Central Kentucky Education Foundation, director of Hardin County Community Foundation, a member of University of Kentucky Community College Futures Commission, past Chairman of Hardin County Planning and Development Commission and Hardin County Extension Council.

Mr. Williams has been a director of Georgia Electric Membership Cooperative and South Eastern Electrification Council since 1986. He was a director of Button Gwinett National Bank from 1984 to 1998. He is currently retired. His former occupations include being a supervisor at Time DC Freight Lines from 1958 to 1968, and he was also the owner and chairman of the board of a residential and commercial construction and development company from 1968 to 1997.

Mr. Yould has been the general manager of Alaska 220 Communications, L.L.C. since 1999 and executive vice president of the ARECA Insurance Exchange since 1997. He has been a member of the Anchorage Chamber of Commerce since 1992, Alaska State Chamber of Commerce since 1992, and the Anchorage Convention and Visitors Bureau since 1993. Mr. Yould serves on the board of the Resources Development Council of Alaska, and Alaska Friends of Kennicott. He is a private airplane pilot. Prior to his working for ARECA, Mr. Yould held various positions including Captain in the U.S. Air Force from 1970 to 1974, vice president with Calista Corporation from 1984 to 1985, vice president with Harza Engineering from 1985 to 1989, Rocky Mountain regional manager with Ebasco Engineering from 1989 to 1995, president and CEO of EMCON Alaska, Inc. from 1996 to 1997, and executive director of the Alaska Power Authority from 1978 to 1983.

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

The summary compensation table below sets forth the aggregate remuneration for services in all capacities to CFC, on an accrual basis, for the three years ended May 31, 2002, 2001 and 2000, to the named executive officers. The named executive officers include the CEO and the four next most highly compensated executive officers serving at May 31, 2002, with salary and bonus for fiscal year 2002 in excess of $100,000.

Summary Compensation Table

	Annual Compensation			All Other
	Year	Salary	Bonus	Compensation (1)
Sheldon C. Petersen	2002	$440,000	$82,617	$28,186
Governor and Chief	2001	400,000	97,422	28,148
Executive Officer	2000	363,750	83,789	5,823

John J. List	2002	229,000	40,254	7,447
Senior Vice President of Member	2001	219,000	49,617	15,366
Services and General Counsel	2000	207,667	44,945	7,704

Steven L. Lilly	2002	265,000	46,582	16,283
Senior Vice President and Chief	2001	247,800	56,142	19,442
Financial Officer	2000	229,417	49,650	8,703

John T. Evans	2002	236,000	41,484	9,761
Senior Vice President of	2001	224,400	50,841	11,536
Operations	2000	212,833	46,062	24,241

Lawrence Zawalick	2002	197,000	34,629	14,511
Senior Vice President of RTFC	2001	188,500	42,707	17,545

(1)	Amounts for fiscal years 2002, 2001 and 2000 include $24,403, $24,423 and $1,773 related to leave accruals and $3,783, $3,725 and $4,050 related to

CFC contributions to a savings plan for Mr. Petersen; $3,964, $11,898, and $4,422 related to leave accruals and $3,483, $3,468 and $3,282 related to CFC contributions to a savings plan for Mr. List; $12,740, $15,725 and $4,885 related to leave accruals and $3,543, $3,717 and $3,818 related to CFC contributions to a savings plan for Mr. Lilly; $7,488, $7,983 and $20,699 related to leave accruals and $2,273, $3,553 and $3,542 related to CFC contributions to a savings plan for Mr. Evans. Amounts for fiscal year 2002 and 2001 for Mr. Zawalick include $10,986 and $13,775 related to leave accruals and $3,525 and $3,770 related to CFC contributions to a savings plan.

CFC established a short-term incentive compensation plan for all employees in fiscal year 2000. The plan provides for incentive payments of between 15% and 25% of salary based on the achievement of performance targets established at the beginning of the fiscal year. CFC's executives are eligible to receive incentive payments of up to 25% of salary under this plan. The short-term incentive plan for executive officers is based primarily on corporate metrics for customer satisfaction, financial ratios, operating efficiency and innovation. A goal is set by the board of directors in each of the four quadrants at the beginning of the fiscal year. Payouts under the plan are based on the achievement of target and stretch levels of performance within each quadrant.  Amounts paid to listed executives under the short-term incentive program are included in the bonus column of the compensation table .

CFC's board of directors approves the performance targets for the incentive plan annually during the strategic planning and budgeting process. The board of directors will also review the performance achievements for the year and must approve the payout under the incentive plan prior to disbursement.

The long-term incentive plans approved by CFC's board of directors in fiscal year 2001 and 2002 are both inactive. The measure upon which the plans were based fell below a floor and thus no payout is possible. The board of directors has approved a new long-term incentive plan for fiscal year 2003. Under the plan, all employees are eligible for a payout of 15% to 25% of salary at June 1, 2002 based on the level of CFC's long-term secured debt ratings at May 31, 2005. CFC executive officers are eligible for a payout of up to 25% under the long-term incentive plan.

Defined Benefit or Actuarial Plan Disclosure

NRECA maintains the Retirement and Security Program entitling CFC employees to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. As of May 31, 2002, the number of years of service credited and the compensation covered under the program, respectively, for the officers listed above was as follows: Sheldon C. Petersen-18 years 9 months, $393,000; John J. List-30 years 3 months, $209,840; Steven L. Lilly-18 years 7 months, $233,780; Lawrence Zawalick-22 years, $188,500; and John T. Evans-4 years 6 months, $213,960.

	Pension Plan Table
	Years of Service
	5	10	15	20	25		30
Average base salary
$175,000	16,625	33,250	49,875	66,500	83,125		99,750
200,000	19,000	38,000	57,000	76,000	95,000		114,000
225,000	21,375	42,750	64,125	85,500	106,875		128,250
250,000	23,750	47,500	71,250	95,000	118,750		142,500
275,000	26,125	52,250	78,375	104,500	130,625		156,750
300,000	28,500	57,000	85,500	114,000	142,500		160,000	*
325,000	30,875	61,750	92,625	123,500	154,375		160,000	*
350,000	33,250	66,500	99,750	133,000	160,000	*	160,000	*
375,000	35,625	71,250	106,875	142,500	160,000	*	160,000	*
400,000	38,000	76,000	114,000	152,000	160,000	*	160,000	*

*

The Economic Growth and Tax Relief Reconciliation Act of 2001 places a cap on maximum salary used to compute retirement benefits and maximum yearly benefit. For calendar year 2002, the salary cap is $200,000 (the cap represents the amount of salary that may be used in the computation of the average base salary) and the benefits cap is $160,000.

The Economic Growth and Tax Relief Reconciliation Act of 2001 sets a limit on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has set up a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

Compensation of Directors

No director received any remuneration as an officer or director of CFC. Directors are reimbursed for travel and lodging expenses and receive a daily per diem of $500 to cover meals and other expenses related to their attendance at all board of directors functions.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Pursuant to an employment agreement effective as of March 1, 2001, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through February 29, 2004 (with automatic one-year extensions unless either party objects) at no less than $470,000 per annum plus such bonus (if any) as may be awarded him. Certain payments have been agreed to in the event of Mr. Petersen's termination other than for cause; for example, Mr. Petersen leaving for good reason, disability or termination of his employment due to death.

Pursuant to a separate employment agreement effective as of March 1, 1996, RTFC has agreed to employ Mr. Petersen for a term that is automatically extended each March 1 for an additional year unless RTFC or Mr. Petersen does not wish to extend or further extend the term of employment. As compensation, RTFC must credit to a deferred compensation account on January 1 of each year of the term $30,000. Interest will be credited to the account on December 31 of each such year at a rate equal to CFC's 20-year medium-term note rate on that date. The board of directors has approved that Mr. Petersen, at his discretion, may direct the deferred component of his compensation package into alternative investment vehicles that would offer the opportunity to earn a return that is greater than the CFC 20-year MTN rate. Mr. Petersen has not yet chosen to exercise that option. If Mr. Petersen's employment is terminated by RTFC other than for cause, or by Mr. Petersen for good reason, or by his death or disability, the account will be deemed continued for the remainder of the term of employment (but in no event less than six months nor more than a year), interest will be credited on a proportional basis for the calendar year during which the continuation ends and the balance in the account will be paid to Mr. Petersen or his beneficiaries in a lump sum.

Compensation Committee Interlocks and Insider Participation
During the year ended May 31, 2002, there were no compensation committee interlocks or insider participation related to executive compensation.

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

Amendments to Bylaws as approved by CFC's board of directors and members on March 21, 2000, and a copy of the Bylaws as amended. Incorporated by reference to Exhibit 3.4 to CFC's Form 10-K filed on August 29, 2000.

4.1	-	Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.3 to Registration Statement No. 2-46018 filed October 12, 1972.
4.2	-

Indenture dated as of February 15, 1994, between the Registrant and U.S. Bank National Association, successor trustee. Incorporated by reference to Exhibit 4.3 from the report on Form 8-K filed by CFC on June 14, 1994.

4.3	-	Revolving Credit Agreement dated as of August 8, 2001 for $1,028,125,000 maturing on August 8, 2004. Incorporated by reference to Exhibit 5.1 to Form 8-K filed August 28, 2001.
4.4	-	Revolving Credit Agreement dated as of July 1, 2002 for $2,378,000,000 maturing on June 30, 2003.
4.5	-	Revolving Credit Agreement dated as of July 1, 2002 for $300,000,000 maturing on June 30, 2003.
4.6	-	Indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed on October 15, 1996 (Registration No. 33-64231).
4.7	-	Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-3 filed on December 15, 1987 (Registration No. 33-34927).
4.8	-	First Supplemental Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-3 filed on October 1, 1990 (Registration No. 33-58445).
	-	Registrant agrees to furnish to the Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.

Management Contracts and Compensatory Plans and Arrangements.
10.1	-	Plan Document for CFC deferred compensation program. Incorporated by reference to Exhibit 10 to Registration Statement No. 2-70355, filed December 23, 1980.
10.2	-	Employment Contract between CFC and Sheldon C. Petersen, dated as of March 1, 2001.
10.3	-	Supplemental Benefit Agreement between RTFC and Sheldon C. Petersen, dated as of March 1, 1996. Incorporated by reference to Exhibit 10.3 to CFC's Form 10-K filed August 27, 1996.
12	-	Computations of ratio of margin to fixed charges.

23.1	-	Consent of Ernst &Young LLP.
23.2	-	Notice regarding consent of Arthur Andersen LLP.
99.1	-	Certification of the Chief Executive Officer required by section 906 of the Sarbanes-Oxley Act of 2002.
99.2	-	Certification of the Chief Financial Officer required by section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Item 4 on April 22, 2002 - Changes in Registrant's Certifying Accountant
Item 7 on March 28, 2002 - Amendment to Agency Agreement and Calculation Agent Agreement relating to the distribution of CFC's Medium-Term Notes, Series C, within the United States.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 21st day of August 2002.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen
Governor and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Governor and Chief Executive Officer
Sheldon C. Petersen

/s/ STEVEN L. LILLY	Senior Vice President and Chief Financial
Steven L. Lilly	Officer

/s/ STEVEN L. SLEPIAN	Controller (Principal Accounting
Steven L. Slepian	Officer)

/s/ WADE R. HENSEL	President and Director
Wade R. Hensel

/s/ STEPHEN R. LOUDER	Vice President and Director
Stephen R. Louder

/s/ ROBERT A. CAUDLE	Secretary-Treasurer and Director
Robert A. Caudle

/s/ DARLENE H. CARPENTER	Director	-August 21, 2002
Darlene H. Carpenter

/s/ CLETUS CARTER	Director
Cletus Carter

Director
J. Malloy Chandler

/s/ JAMES P. DUNCAN	Director
James P. Duncan

Director
Glenn English

/s/ CRAIG A. HARTING	Director
Craig A. Harting

/s/ JAMES A. HUDELSON	Director
James A. Hudelson

Signature	Title	Date

/s/ TERRYL JACOBS	Director
Terryl Jacobs

/s/ TOM KIRBY	Director
Tom Kirby

/s/ FRED A. LACKEY	Director
Fred A. Lackey

/s/ EUGENE MEIER	Director
Eugene Meier

/s/ CLIFTON M. PIGOTT	Director
Clifton M. Pigott

/s/ TIMOTHY REEVES	Director	-August 21, 2002
Timothy Reeves

/s/ GALE RETTKOWSKI	Director
Gale Rettkowski

/s/ BRIAN D. SCHLAGEL	Director
Brian D. Schlagel

/s/ THOMAS W. STEVENSON	Director
Thomas W. Stevenson

/s/ ROBERT C. WADE	Director
Robert C. Wade

/s/ BOBBY W. WILLIAMS	Director
Bobby W. Williams

/s/ ERIC P. YOULD	Director
Eric P. Yould

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND MEMBERS OF
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

We have audited the accompanying combined balance sheet as of May 31, 2002 of National Rural Utilities Cooperative Finance Corporation and Rural Telephone Finance Cooperative ("the Companies"), and the related combined statements of operations, changes in equity, and cash flows for the year then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position at May 31, 2002 of National Rural Utilities Cooperative Finance Corporation and Rural Telephone Finance Cooperative, and the combined results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the combined financial statements, the Companies changed their method of accounting for derivatives and hedging activities effective June 1, 2001.

We also audited the adjustments described in Note 1 to the combined financial statements that were applied to restate the 2001 and 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

Ernst & Young LLP

McLean, Virginia
July 12, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with CFC's filing on Form 10-K for the year ended May 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION:

We have audited the accompanying combined balance sheets of National Rural Utilities Cooperative Finance Corporation (a not-for-profit corporation under the District of Columbia Cooperative Association Act) and other related entities ("the Companies") as discussed in Note 1 as of May 31, 2001 and 2000, and the related combined statements of income, expenses and net margin, changes in members' equity and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Vienna, Virginia
July 5, 2001

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS

May 31, 2002 and 2001

(Dollar Amounts in Thousands)

A S S E T S

	2002	2001

Cash and cash equivalents	$218,384	$240,557

Debt service investments	2,037	24,023

Loans to members, net	19,540,367	19,351,953

Receivables	167,564	196,738

Fixed assets, net	46,089	47,337

Debt service reserve funds	86,198	86,198

Derivative assets	192,598	-

Other assets	70,105	52,036

	$20,323,342	$19,998,842

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS

(Dollar Amounts in Thousands)

May 31, 2002 and 2001

L I A B I L I T I E S A N D E Q U I T Y

	2002	2001

Notes payable, due within one year	$2,414,488	$5,944,994

Accrued interest payable	157,585	124,723

Long-term debt	14,857,386	11,376,412

Other liabilities	23,734	26,954

Derivative liabilities	251,803	-

Quarterly income capital securities	600,000	550,000

Members' subordinated certificates:
Membership subordinated certificates	641,390	641,985
Loan and guarantee subordinated certificates	1,050,580	939,875
Total members' subordinated certificates	1,691,970	1,581,860

Equity:
Retained equity	462,317	393,899
Accumulated other comprehensive loss	(135,941)	-
Total equity	326,376	393,899

Total members' subordinated certificates and equity	2,018,346	1,975,759

	$20,323,342	$19,998,842

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF OPERATIONS

(Dollar Amounts in Thousands)

For the Years Ended May 31, 2002, 2001 and 2000

	2002	2001	2000

Operating income	$1,186,533	$1,388,295	$1,020,998
Less: cost of funds	885,838	1,117,839	861,324

Gross margin	300,695	270,456	159,674

Expenses:
General and administrative	37,512	32,486	26,986
Provision for loan losses	199,349	105,204	17,355

Total expenses	236,861	137,690	44,341

Operating margin	63,834	132,766	115,333

SFAS 133 fair value adjustments:
SFAS 133 cash settlements	34,191	-	-
SFAS 133 forward value	41,878	-	-

Total SFAS 133 fair value adjustments	76,069	-	-

Cumulative effect of change in accounting principle	28,383	-	-

Net margin	$168,286	$132,766	$115,333

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN EQUITY

(Dollar Amounts in Thousands)

For the Years Ended May 31, 2002, 2001 and 2000

							Patronage Capital
			Accumulated				Allocated
			Other			Members'	General
		Membership	Comprehensive	Unallocated	Education	Capital	Reserve
	Total	Fees	Income/(Loss)	Margin	Fund	Reserve	Fund	Other

Balance as of May 31, 1999	$294,953	$1,535	$-	$3,268	$543	$-	$503	$289,104
Patronage capital	(66,445)	-	-	-	-	-	-	(66,445)
Net margin	115,333	-	-	2,875	631	16,329	-	95,498
Other	(2,624)	3	-	-	(247)	-	(3)	(2,377)

Balance as of May 31, 2000	341,217	1,538	-	6,143	927	16,329	500	315,780
Patronage capital	(77,439)	-	-	-	-	-	-	(77,439)
Net margin	132,766	-	-	6,821	363	-	(2)	125,584
Other	(2,645)	(28)	-	-	(546)	-	-	(2,071)

Balance as of May 31, 2001	393,899	1,510	-	12,964	744	16,329	498	361,854
Cumulative effect of change
in accounting principle	(147,021)	-	(175,404)	28,383	-	-	-	-
Patronage capital	(98,323)	-	-	-	-	-	-	(98,323)
Operating margin	63,834	-	-	8,114	506	-	-	55,214
SFAS 133 forward value	81,341	-	39,463	41,878	-	-	-	-
SFAS 133 cash settlements	34,191	-	-	-	-	-	-	34,191
Other	(1,545)	-	-	47	(243)	-	-	(1,349)
Balance as of May 31, 2002	$326,376	$1,510	$(135,941)	$91,386	$1,007	$16,329	$498	$351,587

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

For the Years Ended May 31, 2002, 2001 and 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin	$168,286	$132,766	$115,333
Add (deduct):
Provision for loan losses	199,349	105,204	17,355
Depreciation	3,960	2,332	1,726
Amortization of deferred income	(1,403)	(761)	(2,182)
SFAS 133 forward value	(41,878)	-	-
Cumulative effect of change in accounting principle	(28,383)	-	-
Amortization of bond issuance costs and deferred charges	22,753	7,284	6,891
Changes in operating assets and liabilities:
Receivables	32,269	(24,147)	(15,966)
Accrued interest payable	32,862	(985)	29,967
Other	(9,927)	(42,589)	(20,939)

Net cash provided by operating activities	377,888	179,104	132,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(5,513,679)	(8,782,519)	(8,077,346)
Principal collected on loans	5,125,915	5,775,116	5,101,437
Net investment in fixed assets	(2,712)	(5,997)	(6,715)

Net cash used in investing activities	(390,476)	(3,013,400)	(2,982,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments)/Issuance of notes payable, net	(2,956,989)	(511,045)	458,792
Debt service investments, net	21,986	(1,055)	1
Proceeds from issuance of long-term debt, net	7,407,547	6,058,736	3,703,013
Payments for retirement of long-term debt	(4,533,840)	(3,069,479)	(1,181,993)
Proceeds from issuance of quarterly income capital securities, net	169,487	150,000	-
Payments for retirement of quarterly income capital securities	(125,000)	-	-
Proceeds from issuance of members' subordinated certificates	167,497	290,501	136,691
Retirement of members' subordinated certificates	(60,481)	(28,872)	(38,706)
Payments for retirement of patronage capital	(99,792)	(59,961)	(55,734)

Net cash (used in)/provided by financing activities	(9,585)	2,828,825	3,022,064

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(22,173)	(5,471)	171,625
BEGINNING CASH AND CASH EQUIVALENTS	240,557	246,028	74,403
ENDING CASH AND CASH EQUIVALENTS	$218,384	$240,557	$246,028

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$824,115	$1,129,919	$837,441

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

As of May 31, 2002, 2001 and 2000

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

CFC's 1,042 members as of May 31, 2002, included 897 utility members, virtually all of which are consumer-owned cooperatives, 72 service members and 73 associate members. The utility members included 826 distribution systems and 71 generation and transmission ("power supply") systems in 49 states and four U.S. territories.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. At May 31, 2002, RTFC had 512 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly deducts allocations of net margins paid to its patrons.

Unless stated otherwise, references to CFC relate to CFC and RTFC on a combined basis.

	(b)	Principles of Combination

The accompanying financial statements include the combined accounts of CFC and RTFC, after elimination of all material intercompany accounts and transactions. CFC is the sole lender to and manages the affairs of RTFC through a long-term management agreement. All amounts borrowed from CFC may be accelerated if RTFC obtains financing from another source. Under a guarantee agreement, CFC maintains a loan loss reserve for RTFC. Six members of the CFC board serve as a loan advisory committee to the RTFC board. All loans that require RTFC board approval also require the approval of the CFC loan advisory committee. CFC combines RTFC's financial statements with CFC's. In September 2001, the CFC and RTFC boards of directors approved changes in the governance of RTFC and on October 9, 2001, RTFC received consents from a majority of its members, making the changes effective. CFC is not a member of RTFC and does not elect directors to the RTFC board. In October 2001, RTFC refunded the $1,000 membership interest to CFC.

As of May 31, 2002, CFC had committed to lend RTFC up to $10 billion to fund loans to RTFC's members and their affiliates. As of May 31, 2002 and 2001, RTFC had outstanding loans and unadvanced loan commitments totaling $5,810 million and $6,474 million, respectively. RTFC's net margin is allocated to RTFC borrowers, its patrons.

Summary financial information relating to RTFC included in the combined financial statements is presented below:

(Dollar amounts in thousands)
As of May 31:	2002	2001
Outstanding loans to members and their affiliates	$5,075,076	$5,325,399
Total assets	5,583,645	5,807,921
Notes payable to CFC	5,056,283	5,304,881
Total liabilities	5,097,959	5,368,244
Members' subordinated certificates	429,507	396,846
Members' equity (1)	56,179	42,831

(Dollar amounts in thousands)
For the years ended May 31:	2002	2001	2000
Operating income (1)	$373,765	$419,524	$240,189
Net margin (1) (2)	3,180	3,911	3,535

(1)	Amounts shown prior to CFC allocation of patronage capital to RTFC. CFC allocations for the fiscal years 2002, 2001 and 2000 were $24 million, $34 million and $23 million, respectively.
(2)

The transfer of RTFC equity is governed by the South Dakota Cooperative Association Act, which provides that net margin shall be allocated and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage.

(c)	Accounting for Certain Investments in Debt and Equity Securities

Debt service investments are recorded at cost, since it is CFC's intent and ability to hold all of these investments to maturity.

(d)	Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level believed to be adequate in relation to the credit quality and amount of its loans and guarantees outstanding. According to the terms of CFC's guarantees, any amount advanced by CFC under its guarantee of a member's obligation is generally treated as a demand loan. It is CFC's policy to periodically review its loans and guarantees and to make adjustments to the allowance as necessary. The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized as follows for the years ended May 31:

(Dollar amounts in thousands)	2002	2001	2000
Balance at beginning of year	$331,997	$228,292	$212,203
Provision for loan losses	199,349	105,204	17,355
Charge-offs	(34,191)	(1,499)	(1,266)
Recoveries	9,587	-	-
Balance at end of year	$506,742	$331,997	$228,292

(e) Nonperforming Loans

It is CFC's policy to classify a loan as nonperforming when it meets any of the following criteria:

*	Interest or principal payments are contractually past due 90 days or more,
*	As a result of court proceedings, repayment in accordance with the original terms is not anticipated, or
*	For other reasons, timely repayment of principal or interest is not expected.

Once a borrower is classified as nonperforming, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition.

(f)	Accounting by Creditors for Impairment of a Loan

CFC calculates impairment of loans receivable by comparing the present value of the estimated future cash flows associated with the loan discounted at the original loan interest rate(s) or the value of the collateral held by CFC against CFC's investment in the loan in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15 and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an Amendment of SFAS 114. Loss reserves are specifically allocated based on the calculated impairment.

(g)	Fixed Assets

Buildings, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $15 million and $12 million as of May 31, 2002 and 2001, respectively. Depreciation expense ($4 million, $2 million and $2 million in fiscal years 2002, 2001 and 2000, respectively) is computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.

(h)	Derivative Financial Instruments

CFC is neither a dealer nor a trader in derivative financial instruments. CFC uses interest rate and cross currency interest rate exchange agreements to manage its interest rate risk and foreign exchange risk.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related changes in fair value on the hedged item in the income statement or to be recorded in other comprehensive income, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for all fiscal years beginning after June 15, 2000. CFC adopted this statement on June 1, 2001.

On June 1, 2001, CFC recorded transition adjustments as required by SFAS 133. The impact of such adjustments was a cumulative effect of change in accounting principle gain of $28 million to net margins, an other comprehensive loss of $175 million, the recognition of a $52 million derivative asset, and a $197 million derivative liability for the fair value of the derivatives and a long-term debt valuation allowance to reflect a $2 million net increase in the fair value of certain long-term debt on the balance sheet. This adjustment was recorded in other comprehensive income and will be amortized into earnings over the remaining life of the debt. As the results for fiscal year 2002 indicate, CFC expects that the adoption of SFAS 133 will increase the volatility of reported net margins and other comprehensive income. The amount of volatility will be based on amounts, positions and market conditions that exist during any period.

For the year ended May 31, 2002, the net impact on CFC's combined balance sheet from the adoption of SFAS 133 including the above transition adjustments was to record a derivative asset of $193 million, a derivative liability of $252 million, a long-term debt valuation allowance net of amortization which increases long-term debt by $2 million and accumulated other comprehensive loss of $136 million.

Including the above transition adjustments, the net impact on CFC's combined statement of operations for the year ended May 31, 2002 was a gain of $95 million representing the change in the forward value of derivatives and underlying hedged debt for the year and amortization totaling $21 million related to the transition adjustment that was recorded on June 1, 2001. CFC paid $4 million of fees to counter parties related to the exiting of an agreement and the buydown of rates on an agreement which were recorded as a SFAS 133 forward value adjustment. In addition, $34 million representing the net settlements related to the interest rate exchange agreements during fiscal year 2002 is recorded in the SFAS 133 cash settlements. The net cash settlement amounts were recorded in the cost of funds prior to fiscal year 2002, the year in which SFAS 133 was implemented.

At May 31, 2002, CFC was a party to notional amounts of $12,667 million of interest rate exchange agreements and $1,408 million of cross currency interest rate exchange agreements. The interest rate and cross currency interest rate exchange agreements outstanding at May 31, 2002 include the following:

*	Interest rate exchange agreements that are not designated as and do not qualify as hedges.

Interest rate exchange agreements totaling a notional amount of $3,892 million in which CFC pays a fixed rate and receives based on a 30-day composite commercial paper index are used to synthetically fix the rate on CFC commercial paper that is used to fund long-term fixed rate loans.

Interest rate exchange agreements totaling a notional amount of $1,800 million in which CFC pays based on a 30-day composite commercial paper index and receives a LIBOR based rate are used to synthetically change the rate on floating collateral trust bonds and medium-term notes from a variable LIBOR rate to the 30-day commercial paper rate. CFC synthetically changes the rate from a LIBOR based rate to a commercial paper rate because its long-term variable rate loans are priced based on the cost of CFC commercial paper.

Interest rate exchange agreements totaling a notional amount of $650 million in which CFC pays a fixed rate and receives a LIBOR based rate are used to synthetically change the rate on debt from a variable rate to a fixed rate.

Interest rate exchange agreements totaling a notional amount of $6,325 million in which CFC pays based on a 30-day composite commercial paper index and receives a fixed rate are used to synthetically change the rate on collateral trust bonds and medium-term notes from fixed to variable.

These interest rate exchange agreements do not qualify for hedge accounting; therefore, all changes in fair value are recorded in the combined statement of operations beginning June 1, 2001. The net impact on earnings for the year ended May 31, 2002 was a gain of $16 million, which includes amortization of $21 million related to the transition adjustment of $62 million recorded as an other comprehensive loss on June 1, 2001. This adjustment will be amortized into earnings over the remaining life of the agreements. Approximately $22 million is expected to be amortized over the next 12 months. The amortization will continue through April 2029, the final maturity date for interest rate exchange agreements included in the transition adjustment.

*	Cross currency interest rate exchange agreements that are not designated as and do not qualify as hedges.

Cross currency interest rate exchange agreements totaling a notional amount of $872 million in which CFC receives Euros and pays U.S. dollars and $146 million in which CFC receives Yen and pays U.S. dollars are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate.

These currency agreements do not qualify for hedge accounting; therefore, all changes in fair value are recorded in the combined statement of operations. The net impact on earnings for the year ended May 31, 2002 was a gain of $58 million.

*	Cross currency interest rate exchange agreements that are designated as and qualify as hedges.

Cross currency interest rate exchange agreements totaling a notional amount of $390 million in which CFC receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency interest rate exchange agreements to the critical terms of the hedged debt. All effective changes in forward value on these cross currency interest rate exchange agreements are recorded as other comprehensive income and reported in the combined statement of changes in equity. The net impact was an other comprehensive loss for the year ended May 31, 2002 of $94 million. No amount related to ineffectiveness was recorded in the combined statement of operations for the year ended May 31, 2002. These cross currency interest rate exchange agreements mature in February 2006.

(i) Membership Fees

Members are charged a one-time membership fee based on member class. CFC distribution system members (class A), power supply system members (class B), national associations of cooperatives (class D) and associate members (class E) pay a $1,000 membership fee. CFC service organization members (class C) pay a $200 membership fee. RTFC voting members pay a $1,000 membership fee and non-voting members pay a $100 membership fee. Membership fees are accounted for as members' equity.

(j)	Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, CFC is a party to financial instruments with off-balance sheet risk to meet the financing needs of its member borrowers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of members' obligations. These instruments may involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the combined balance sheets.

(k)	Interest Income

Interest income is recognized on an accrual basis on all loans, unless specified otherwise in Note 12.

(l)	Amortization of Bond Discounts and Bond Issuance Costs

Bond discounts and bond issuance costs are deferred (classified in other assets on the balance sheet) and amortized as interest expense using the effective interest method over the life of each bond issue.

(m)	Comprehensive Income

Comprehensive income includes CFC's net margin, as well as other comprehensive income (loss) related to SFAS 133 adjustments to record the forward value of derivative instruments.

Comprehensive income for the years ended May 31, 2002, 2001 and 2000 is calculated as follows:

(Dollar amounts in thousands)	2002	2001	2000
Net margin	$168,286	$132,766	$115,333
Other comprehensive loss	(135,941)	-	-
Comprehensive income	$32,345	$132,766	$115,333

(n) Use of Estimates

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

(o) Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the fiscal year 2002 presentation.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, required that all gains and losses from extinguishment of debt be aggregated and classified as an extraordinary item. As a result of the rescission of SFAS 4, gains and losses from the extinguishment of debt should be classified in accordance with the criteria in Accounting Principles Board ("APB") Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. According to APB 30, an event or transaction must be both unusual in nature and infrequent in occurrence in order to be classified as extraordinary. For the years ended May 31, 2001 and 2000, CFC recorded extraordinary losses of $0.3 million and $1 million, respectively, for transactions relating to the early redemption of quarterly income capital securities and collateral trust bonds. These redemptions were not considered unusual in nature or infrequent in occurrence. SFAS 145 is effective for all fiscal years beginning after May 15,

2002, however early application of the provisions is encouraged. CFC implemented this statement as of May 31, 2002 and accordingly, the losses noted above have been reclassified to the cost of funds in the combined statements of operations and statements of cash flow.

(2) Loans and Commitments

Loans to members bear interest at rates determined from time to time by the board of directors after considering CFC's cost of funds, operating expenses, provision for loan losses and the maintenance of reasonable margin levels. In keeping with its not-for-profit, cooperative charter, CFC's policy is to set interest rates at the lowest levels it considers to be consistent with sound financial management.

Loans outstanding to members, weighted average interest rates thereon and unadvanced commitments by loan type are summarized as follows at May 31:

	2002			2001
		Weighted			Weighted
		Average	Unadvanced		Average	Unadvanced
	Loans	Interest	Commitments	Loans	Interest	Commitments
(Dollar amounts in thousands)	Outstanding	Rates	(A)	Outstanding	Rates	(A)

Long-term fixed rate secured loans (B):
Electric systems	$7,848,861	6.32%	$-	$6,088,076	6.85%	$-
Telecommunication systems	2,694,945	7.90%	-	2,453,158	8.17%	-
Total long-term fixed rate secured loans	10,543,806	6.72%	-	8,541,234	7.23%	-
Long-term variable rate secured loans (C):
Electric systems	4,127,019	4.21%	6,135,109	5,096,467	7.05%	7,395,994
Telecommunication systems	2,138,174	5.71%	315,047	2,481,257	7.69%	311,654
Total long-term variable rate secured loans	6,265,193	4.72%	6,450,156	7,577,724	7.26%	7,707,648
Loans guaranteed by RUS:
Electric systems	242,574	4.75%	58,014	182,134	6.31%	103,685
Intermediate-term secured loans:
Electric systems	31,133	5.48%	26,277	55,325	7.08%	43,129
Intermediate-term unsecured loans:
Electric systems	177,154	5.19%	238,013	276,785	7.24%	309,692
Telecommunication systems	7,298	5.75%	5,779	13,836	7.50%	2,402
Total intermediate-term unsecured loans	184,452	5.21%	243,792	290,621	7.25%	312,094
Line of credit loans (D):
Electric systems	1,002,459	4.57%	4,821,764	1,193,795	7.35%	4,825,576
Telecommunication systems	226,113	6.32%	413,861	377,148	8.12%	834,813
Total line of credit loans	1,228,572	4.89%	5,235,625	1,570,943	7.53%	5,660,389
Nonperforming loans:
Electric systems	1,002,782	-	-	812	-	-
Telecommunication systems	8,546	-	-	-	-	-
Total nonperforming loans	1,011,328	-	-	812	-	-
Restructured loans (E):
Electric systems	540,051	6.92%	-	1,465,157	2.63%	-
Total loans	20,047,109	5.61%	12,013,864	19,683,950	6.91%	13,826,945
Less: Allowance for loan losses	(506,742)		-	(331,997)		-
Net loans	$19,540,367		$12,013,864	$19,351,953		$13,826,945
Total by member class:
Distribution	$11,866,442	$8,647,187	$11,444,999	$9,713,486
Power supply	2,624,039	2,405,217	2,308,384	2,307,259
Statewide and associate	481,552	226,773	605,168	657,331
Telecommunication systems	5,075,076	734,687	5,325,399	1,148,869
Total	$20,047,109	$12,013,864	$19,683,950	$13,826,945

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

(B)

Generally, the terms of long-term fixed rate loans range from one to 35 years. Upon expiration of the interest rate term, the borrower may select another fixed rate term of one to 35 years (but not beyond maturity of the loan) or a variable rate. The borrower may also repay to CFC the principal then outstanding together with interest due thereon and other sums, if required. Includes $395 million and $56 million of unsecured loans at May 31, 2002 and 2001, respectively.

(C)	Includes $266 million and $65 million of unsecured loans at May 31, 2002 and 2001, respectively.
(D)	Includes $387 million and $445 million of secured loans at May 31, 2002 and 2001, respectively.
(E)	The rate on restructured loans represents the effective rate based on the discounted expected future cash flows.

Total loans outstanding, by state or U.S. territory, are summarized below:

(Dollar amounts in thousands)	May 31,			May 31,
State/Territory	2002	2001	State/Territory	2002	2001
Alabama	$263,670	$364,974	Montana	$218,497	$220,234
Alaska	295,386	293,070	Nebraska	12,363	12,785
Arizona	133,465	101,770	Nevada	93,399	94,958
Arkansas	517,218	531,224	New Hampshire	229,569	243,973
California	18,042	86,783	New Jersey	9,293	8,724
Colorado	793,398	599,602	New Mexico	38,519	38,063
Connecticut	201,896	44,421	New York	16,885	19,808
Delaware	20,881	46,599	North Carolina	963,335	972,887
District of Columbia	335,410	432,122	North Dakota	52,640	63,693
Florida	473,582	465,348	Ohio	387,433	379,991
Georgia	1,683,474	1,646,326	Oklahoma	521,388	460,758
Hawaii	233	812	Oregon	279,818	262,721
Idaho	157,721	135,287	Pennsylvania	159,157	150,203
Illinois	683,718	607,305	South Carolina	537,722	526,647
Indiana	270,907	224,272	South Dakota	162,881	165,015
Iowa	1,167,938	1,201,570	Tennessee	108,150	105,773
Kansas	289,806	300,987	Texas	4,081,770	3,859,623
Kentucky	226,679	223,338	Utah	583,888	616,372
Louisiana	261,570	247,395	Vermont	40,851	42,019
Maine	43,780	43,568	Virgin Islands	615,599	587,849
Maryland	130,094	132,746	Virginia	264,272	269,579
Massachusetts	-	50	Washington	87,190	91,436
Michigan	298,981	306,469	West Virginia	2,160	1,699
Minnesota	856,013	1,099,548	Wisconsin	300,464	304,913
Mississippi	373,537	283,406	Wyoming	154,959	147,124
Missouri	627,508	618,111	Total	$20,047,109	$19,683,950

CFC's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands. At May 31, 2002 and 2001, no state or territory had over 21% and 20%, respectively, of total loans outstanding.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At May 31, 2002, the total exposure outstanding to any one borrower or controlled group did not exceed 4.6% of total loans and guarantees outstanding. At May 31, 2002, CFC had $5,193 million in loans outstanding and $493 million in guarantees outstanding to its ten largest borrowers compared to $5,128 million in loans and $562 million in guarantees for the prior year. The amounts outstanding to the ten largest  borrowers at May 31, 2002 represented 26% of total loans outstanding and 25% of total guarantees outstanding compared to 26% of total loans outstanding and 26% of total guarantees outstanding for the prior year. Total credit exposure to the ten largest borrowers was $5,686 million and $5,690 million and represented 26% of total credit exposure at May 31, 2002 and 2001, respectively. At May 31, 2002 and 2001, the ten largest borrowers included two distribution systems, two power supply systems, one service organization and five telecommunications systems.

Interest Rates
Set forth below is the weighted average interest earned on all loans outstanding during the fiscal years ended May 31:

For the Years Ended May 31,
2002	2001	2000
Long-term fixed rate	6.56%	6.78%	6.66%
Long-term variable rate	5.08%	7.60%	6.59%
Telecommunication organizations (1)	7.13%	8.31%	7.45%
Refinancing loans guaranteed by RUS	3.14%	6.61%	6.29%
Intermediate-term	5.97%	7.99%	6.92%
Short-term	5.49%	8.01%	7.01%
Associate members	5.53%	7.86%	6.85%
Nonperforming (2)	0.00%	0.00%	0.00%
Restructured	3.21%	4.33%	3.90%
All loans	5.98%	7.36%	6.74%
(1)	Includes long-term fixed rate, long-term variable rate, intermediate-term and short-term loans.
(2)	Interest rate earned by CFC recognized on a cash basis.

A borrower can select a fixed interest rate for periods of one to 35 years or the variable rate. CFC sets long-term fixed rates daily and variable rates monthly. On notification to borrowers, CFC may adjust the variable interest rate semi-monthly. Under CFC's policy, the maximum interest rate which may be charged on short-term loans is the prevailing bank prime rate plus 1% per annum; on intermediate-term loans, the prevailing bank prime rate plus 1 1/2% per annum; and on RTFC short-term loans, the prevailing bank prime rate plus 1 1/2% per annum. Upon the expiration of the selected fixed interest rate term, the borrower must select the variable rate or select another fixed rate term for a period that does not exceed the remaining loan maturity.

Long-term fixed rate loans outstanding at May 31, 2002, which will be subject to adjustment of their interest rates during the next five fiscal years are summarized as follows (due to principal repayments, amounts subject to interest rate adjustment may be lower at the actual time of interest rate adjustment):

Weighted Average
(Dollar amounts in thousands)	Interest Rate	Amount Repricing
2003	5.54%	$691,345
2004	5.08%	1,437,058
2005	5.84%	1,052,585
2006	6.17%	360,241
2007	6.35%	290,155
Thereafter	5.76%	1,381,550

During the year ended May 31, 2002, long-term fixed rate loans totaling $482 million had their interest rates adjusted.

Loan Maturity

On most long-term secured loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over a period ending approximately 35 years from the date of the secured promissory note.

Total long-term loans maturing in each of the five fiscal years following May 31, 2002 and thereafter are as follows:

(Dollar amounts in thousands)	Amount Maturing (1)

2003	$787,669
2004	984,118
2005	795,038
2006	766,389
2007	619,806
Thereafter	9,436,998

(1)  The amount maturing includes the scheduled amortization for electric loans that reprice up until the time of the scheduled repricing at which time, the outstanding balance on these loans is included in the repricing table shown above. Although these loans will mature at a later date, the scheduled amortization subsequent to repricing cannot be presently determined. The total of the long-term loans maturing and long-term loans repricing equals total long-term loans outstanding at May 31, 2002.

Loan Security

CFC evaluates each borrower's creditworthiness on a case-by-case basis. It is generally CFC's policy to require collateral for long-term and certain intermediate-term loans. Such collateral usually consists of a first mortgage lien on the borrower's total system, including plant and equipment, and a pledge of future revenues. The loan and security documents also contain various provisions with respect to the mortgaging of the borrower's property and debt service coverage ratios, maintenance of adequate insurance coverage as well as certain other restrictive covenants. As of May 31, 2002 and 2001, unsecured loans represented 8% and 11% of total loans, respectively.

CFC makes loans to borrowers both as the sole lender of the loan commitment and on a concurrent basis with RUS. Under default provisions of common mortgages securing long-term CFC loans to distribution system members that also borrow from RUS, RUS has the sole right to act within 30 days or, if RUS is not legally entitled to act on behalf of all noteholders, CFC may exercise remedies. Under common default provisions of mortgages securing long-term CFC loans to, or guarantee reimbursement obligations of, power supply members, RUS retains substantial control over the exercise of mortgage remedies. As of May 31, 2002 and 2001, CFC had $3,073 million and $3,185 million outstanding, respectively, on loans issued on a concurrent basis with RUS.

Pledging of Loans

As of May 31, 2002 and 2001, mortgage notes representing approximately $6,144 million and $5,612 million, respectively, of outstanding long-term loans to members were pledged as collateral to secure CFC's collateral trust bonds. In addition, $2 million of cash is pledged at May 31, 2002.

RUS Guaranteed Loans

At May 31, 2002 and 2001, CFC had a total of $243 million and $182 million, respectively, of loans outstanding on which RUS had guaranteed the repayment of principal and interest. There are two programs under which these loans were advanced. RUS previously allowed certain qualifying cooperatives to repay loans held by the Federal Financing Bank of the United States Treasury early and allowed the transfer of the guarantee to the new lender. Secondly, in February 1999, RUS approved CFC as a lender under its current loan guarantee program. During fiscal year 2002, CFC advanced $63 million under this program.

(3)
Notes Payable and Credit Arrangements

Notes payable due within one year at May 31, and weighted average interest rates thereon, are summarized as follows:

	2002		2001
		Weighted		Weighted
		Average		Average
	Amounts	Interest	Amounts	Interest
(Dollar amounts in thousands)	Outstanding	Rate	Outstanding	Rate
Commercial paper sold through dealers, net of	$2,162,158	1.88%	$5,140,540	4.49%
discounts of $2,484 and $19,465, respectively
Commercial paper sold by CFC directly to members, at par	911,212	1.91%	907,425	4.21%
Commercial paper sold by CFC directly to nonmembers, at par	18,642	1.89%	23,161	4.55%
Total commercial paper	3,092,012	1.89%	6,071,126	4.45%
Daily liquidity fund	44,989	2.00%	22,864	3.95%
Bank bid notes	100,000	1.91%	100,000	4.15%
Long-term debt maturing within one year	2,883,112	4.35%	4,388,504	4.42%
Total notes payable due within one year	6,120,113	3.05%	10,582,494	4.43%
Notes payable supported by revolving credit
agreements, classified as long-term debt (see Note 4)	(3,705,625)	3.05%	(4,637,500)	4.43%
Total notes payable due in one year after reclassification to long-term	$2,414,488	3.05%	$5,944,994	4.43%

CFC issues commercial paper for periods of one to 270 days. CFC also enters into short-term bank bid note agreements, which are unsecured obligations of CFC and do not require backup bank lines for liquidity purposes. Bank bid note facilities are uncommitted lines of credit for which CFC does not pay a fee. The commitments are generally subject to termination at the discretion of the individual banks.

Revolving Credit Agreements

At May 31, 2002, CFC had three revolving credit agreements totaling $4,562 million which were used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by the National Cooperative Service Corporation ("NCSC") and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under a three-year agreement, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. In connection with this facility, CFC will pay a per annum facility fee of 0.125 of 1% based on CFC's senior unsecured credit ratings per a pricing schedule in the credit agreement.

At May 31, 2002 there were two 364-day agreements totaling $3,534 million. These agreements were scheduled to expire on August 7, 2002 and were replaced on July 1, 2002 with two 364-day agreements totaling $2,678 million and expiring on June 30, 2003. Under one 364-day agreement, CFC may borrow $2,378 million. This credit agreement was entered into with a syndicate of 17 banks with JPMorgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, JPMorgan Chase Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and The Bank of Nova Scotia, ABN AMRO Bank, N.V. and Bank One, N.A. as Documentation Agents. In addition, CFC entered into a second 364-day agreement for $300 million with a syndicate of six banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent, ABN AMRO Bank, N.V. as Syndication Agent and The Bank of Tokyo-Mitsubishi, Ltd., JPMorgan Chase Bank and Banc of America Securities LLC as Documentation Agents. Both agreements have a revolving credit period that terminates on June 30, 2003 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period with a .250 of 1% per annum fee on the outstanding principal amount of the term loan.

The facility fee for both of the 364-day facilities is .085 of 1% per annum. Up-front fees between .075 to .090 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate $2 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of .150 of 1% must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. For the purpose of the revolving credit agreements, the fixed charge coverage ratio is calculated by dividing net margin prior to the SFAS 133 forward value and the cumulative effect of change in accounting principle by the cost of funds including the SFAS 133 cash settlements. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and QUICS. Senior debt includes guarantees; however, it excludes:

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

Based on the ability to borrow under the bank line facilities, CFC classified $3,706 million and $4,637 million, respectively, of its notes payable outstanding as long-term debt at May 31, 2002 and May 31, 2001. CFC expects to maintain more than $3,706 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the three-year credit agreement for $1,028 million and the new agreements totaling $2,678 million discussed above, subject to the conditions therein.

(4)	Long-Term Debt

The following is a summary of long-term debt at May 31 and the weighted average interest rates thereon:

	2002		2001
	Amounts	Weighted Average	Amounts	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Notes payable supported by
revolving credit agreement:	$3,705,625	3.05%	$4,637,500	4.43%
Unsecured medium-term notes:
Medium-term notes, sold through dealers (1)	6,286,725		2,019,425
Medium-term notes, sold directly to members (2)	77,133		80,869
Subtotal	6,363,858		2,100,294
Less: unamortized discount	(8,800)		(490)
Total medium-term notes	6,355,058	5.32%	2,099,804	4.94%

Secured collateral trust bonds:
6.50%, Bonds, due 2002	-		100,000
6.70%, Bonds, due 2002	-		100,000
5.00%, Bonds, due 2002	-		200,000
5.95%, Bonds, due 2003	-		100,000
7.375%, Bonds, due 2003	-		525,000
5.30%, Bonds, due 2003	100,000		100,000
6.00%, Bonds, due 2004	200,000		200,000
5.25%, Bonds, due 2004	1,000,000		-
6.375%, Bonds, due 2004	100,000		100,000
5.50%, Bonds, due 2005	200,000		200,000
6.125%, Bonds, due 2005	200,000		200,000
6.65%, Bonds, due 2005	50,000		50,000
6.00%, Bonds, due 2006	1,500,000		1,500,000
6.00%, Bonds, due 2006	300,000		-
7.30%, Bonds, due 2006	100,000		100,000
6.20%, Bonds, due 2008	300,000		300,000
5.75%, Bonds, due 2008	225,000		225,000
Floating Rate, Series E-2, due 2010 (3)	2,037		2,037
5.70%, Bonds, due 2010	200,000		200,000
7.20%, Bonds, due 2015	50,000		50,000
6.55%, Bonds, due 2018	175,000		175,000
9.00%, Series V, due 2021 (3)	-		123,705
7.35%, Bonds, due 2026	100,000		100,000
Subtotal	4,802,037		4,650,742
Less: unamortized discount	(7,674)		(11,634)
Total collateral trust bonds	4,794,363	5.90%	4,639,108	6.28%
Long-term debt valuation allowance (SFAS 133)	2,340		-
Total long-term debt	$14,857,386	4.94%	$11,376,412	5.28%

(1)	Medium-term notes sold through dealers mature through 2032 and 2019 as of May 31, 2002 and 2001, respectively.
(2)	Medium-term notes sold directly to members mature through 2010 and 2007 as of May 31, 2002 and 2001, respectively.
(3)	Issued under the 1972 indenture. All others issued under the 1994 indenture.

The principal amount of medium-term notes and collateral trust bonds maturing in each of the five fiscal years following May 31, 2002 and thereafter is as follows:

		Weighted Average
(Dollar amounts in thousands)	Amount Maturing	Interest Rate
2003 (1)	$2,883,112	4.28%
2004	2,492,146	2.98%
2005	1,513,578	5.49%
2006	2,305,585	6.05%
2007	1,033,795	5.38%
Thereafter	3,804,317	7.07%

(1) The amount scheduled to mature in fiscal year 2003 has been presented as long-term debt due in one year under notes payable.

Under the 1972 indenture for collateral trust bonds, CFC is required to maintain funds in a debt service investment account equivalent to principal and interest payments due on the bonds over the next 12 months. On September 4, 2001, CFC effected the early redemption of $123 million of Series V collateral trust bonds that were issued under the 1972 indenture and recorded $7 million in the cost of funds related to the premium and the unamortized discount and bond issuance costs. At May 31, 2002, there was only one series of bonds outstanding under the 1972 indenture. At May 31, 2002 and 2001, CFC had $2 million and $24 million, respectively, of debt service funds invested in bank certificates of deposit and marketable securities.

The outstanding collateral trust bonds are secured by the pledge of mortgage notes taken by CFC in connection with long-term secured loans made to those members fulfilling specified criteria as set forth in the indentures. Medium-term notes are unsecured obligations of CFC.

(5) Derivatives

Interest rate exchange agreements

At May 31, 2002 and 2001, CFC was a party to interest rate exchange agreements totaling notional amounts of $12,667 million and $9,037 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC was using interest rate exchange agreements to synthetically fix the interest rate on $3,892 million and $2,509 million as of May 31, 2002 and 2001, respectively, of its variable rate commercial paper. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $6,325 million and $2,558 million of collateral trust bonds and medium-term notes as of May 31, 2002 and 2001, respectively. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three-month LIBOR rate and CFC's variable commercial paper rate totaling $1,800 million and $3,870 million at May 31, 2002 and 2001, respectively. At May 31, 2002 and 2001, CFC was using interest rate exchange agreements to synthetically change the interest rate from variable to fixed on $650 million and $100 million, respectively, of collateral trust bonds and medium-term notes. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

Generally, CFC's interest rate exchange agreements do not qualify for special hedge accounting under SFAS 133. The majority of CFC's interest rate exchange agreements use a 30-day composite commercial paper index as either the pay or receive leg. The 30-day composite commercial paper index is the best match for the CFC commercial paper that is the underlying debt and is also used as the cost basis in the CFC variable interest rates. However, the correlation between movement in the 30-day composite commercial paper index and movement in CFC's commercial paper rates is not high enough to qualify for special hedge accounting.

The following table lists the notional principal amounts and the weighted average interest rates paid/received by CFC under interest rate exchange agreements at May 31, 2002 and 2001:

						Notional Principal
(Dollar amounts in thousands)		Interest Rate Paid		Interest Rate Received		Amount
Maturity Date		2002	2001	2002	2001	2002	2001
June-2001	(1)	-	4.09%	-	3.99%	$-	$600,000
July-2001	(1)	-	4.09%	-	3.99%	-	1,000,000
September-2001	(2)	-	5.15%	-	3.98%	-	34,810
December-2001	(1)	-	4.13%	-	3.99%	-	400,000
February-2002	(3)	-	4.14%	-	5.10%	-	533,000
February-2002	(1)	-	4.08%	-	4.07%	-	420,000
April-2002	(1)	-	4.14%	-	3.99%	-	750,000
May-2002	(1)	-	4.09%	-	3.99%	-	300,000
August-2002	(1)	1.87%	4.09%	1.87%	3.98%	700,000	400,000
December-2002	(1)	1.89%	-	1.90%	-	400,000	-
January-2003	(2)	5.55%	5.55%	1.74%	3.98%	22,375	22,375
February-2003	(3)	2.03%	4.27%	7.57%	7.57%	525,000	525,000
February-2003	(2)	2.27%	-	1.74%	-	46,000	-
April-2003	(2)	7.01%	7.01%	1.74%	3.98%	75,000	75,000
June-2003	(2)	5.86%	5.86%	1.74%	3.98%	48,000	48,000
July-2003	(1)	1.84%	-	1.84%	-	700,000	-
August-2003	(2)	3.36%	5.85%	1.77%	3.99%	600,000	100,000
September-2003	(2)	5.23%	5.23%	1.74%	3.98%	87,370	91,230
October-2003	(2)	4.76%	4.76%	1.74%	3.98%	38,961	50,438
November-2003	(2)	6.48%	6.48%	1.74%	3.98%	270,875	273,626
July-2004	(3)	2.14%	-	5.41%	-	1,000,000	-
September-2004	(2)	5.28%	5.28%	1.74%	3.98%	9,460	12,355
October-2004	(2)	6.61%	6.60%	1.74%	3.98%	141,700	144,700
November-2004	(2)	3.96%	5.30%	1.86%	3.98%	512,500	118,000
January-2005	(2)	4.53%	5.70%	1.74%	3.98%	758,000	8,000
April-2005	(2)	7.02%	7.02%	1.74%	3.98%	93,730	97,820
July-2005	(2)	-	7.04%	-	3.98%	-	475,000
August-2005	(2)	7.04%	-	1.74%	-	475,000	-
November-2005	(2)	6.59%	6.59%	1.74%	3.98%	270,875	273,625
April-2006	(2)	6.88%	6.88%	1.74%	3.98%	100,000	100,000
May-2006	(3)	2.29%	4.56%	6.15%	6.19%	1,800,000	1,500,000
November-2006	(2)	4.27%	-	1.90%	-	150,000	-
March-2007	(3)	3.64%	-	6.61%	-	500,000	-
September-2007	(2)	6.67%	6.67%	1.74%	3.98%	73,074	77,780
January-2008	(2)	5.84%	5.84%	1.74%	3.98%	14,000	14,000
July-2008	(2)	5.86%	5.86%	1.74%	3.98%	40,400	40,400
September-2008	(2)	5.48%	5.48%	1.74%	3.98%	63,075	64,320
October-2008	(2)	5.00%	5.00%	1.74%	3.98%	33,512	33,512
April-2009	(2)	5.54%	5.54%	1.74%	3.98%	23,100	26,400
October-2011	(2)	5.12%	-	1.74%	-	180,000	-
January-2012	(2)	6.01%	6.01%	1.74%	3.98%	13,000	13,000
February-2012	(2)	6.00%	6.00%	1.74%	3.98%	8,000	8,500
March-2012	(3)	3.96%	-	7.66%	-	2,500,000	-
December-2013	(2)	5.43%	5.43%	1.74%	3.98%	159,400	169,400
June-2018	(2)	6.88%	6.88%	1.74%	3.98%	4,998	5,000
December-2026	(2)	5.58%	5.58%	1.74%	3.98%	48,185	48,185
September-2028	(2)	5.75%	5.75%	1.74%	3.98%	115,660	117,100
April-2029	(2)	5.95%	5.95%	1.74%	3.98%	66,000	66,000
Total		3.64%	4.81%	4.28%	4.63%	$12,667,250	$9,036,576

(1) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(2) Under these agreements, CFC pays a fixed rate of interest and receives a variable rate of interest.
(3) Under these agreements, CFC pays a variable rate of interest and receives a fixed rate of interest.

All amounts that CFC pays and receives related to the interest rate exchange agreements that do not qualify for hedge accounting are included in CFC's SFAS 133 cash settlements for the year ended May 31, 2002. In fiscal years 2001 and 2000, prior to the implementation of SFAS 133, the net settlements for all interest rate exchange agreements were included in the cost of funds. The estimated fair value of CFC's interest rate exchange agreements are currently shown on the balance sheet due to the adoption of SFAS 133.

Circumstances may arise that cause either CFC or the counter party to the agreement to exit an interest rate exchange agreement. In the event of such actions, CFC would record a gain or loss from the termination of the interest rate exchange agreement. During the year ended May 31, 2002, CFC paid $4 million of fees to counter parties related to the exiting of an agreement and the buydown of rates on an agreement which were recorded as a SFAS 133 forward value.

In interest rate exchange agreements in which CFC receives a fixed rate, the fixed rate is equal to the rate on the underlying debt, and the rate that CFC pays is tied to the rate earned on the asset funded. In interest rate exchange agreements in which CFC receives a variable rate, the variable rate is tied to the same index as the variable rate CFC pays on the underlying debt and the rate that CFC pays is tied to the rate earned on the asset funded.

CFC is exposed to counter party credit risk on these interest rate exchange agreements if the counter party to the interest rate exchange agreement does not perform pursuant to the agreement's terms. CFC only enters into interest rate exchange agreements with financial institutions with investment grade ratings.

Cross Currency Interest Rate Exchange Agreements

At May 31, 2002, CFC had medium-term notes outstanding that were denominated in foreign currencies. CFC entered into cross currency interest rate exchange agreements related to each foreign denominated issue in order to synthetically change the foreign denominated debt to U.S. dollar denominated debt. The following chart provides details of CFC's outstanding foreign cross currency interest rate exchange agreements at May 31, 2002.

		Notional Principal Amount
(Currency amounts in thousands)		U.S.		Foreign		Exchange
Issue Date	Maturity Date	Dollars		Currency		Rate
March 14, 2002	March 14, 2007	$433,500	(3)	500,000	EU (1)	1.153
August 6, 2001	August 6, 2002	40,225	(3)	5,000,000	YEN (2)	124.30
August 13, 2001	August 13, 2002	40,210	(3)	5,000,000	YEN (2)	124.35
August 16, 2001	August 16, 2002	24,410	(3)	3,000,000	YEN (2)	122.90
August 20, 2001	August 20, 2002	40,684	(3)	5,000,000	YEN (2)	122.90
December 10, 2001	December 10, 2003	438,850	(3)	500,000	EU (1)	1.139
February 24, 1999	February 24, 2006	390,250		350,000	EU (1)	0.8969

(1) EU - Euros
(2) YEN- Japanese Yen

(3) These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate or from a foreign denominated variable rate to a U.S. dollar denominated variable rate.

Generally, CFC does not qualify for special hedge accounting on cross currency interest rate exchange agreements in which the interest rate is moved from fixed to floating or from one floating index to another floating index.

CFC entered into these exchange agreements to sell the amount of foreign currency received from the investor for U.S. dollars on the issuance date and to buy the amount of foreign currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss (except in the case of CFC or a counter party default or unwind of the transaction), which might otherwise have been produced by the foreign currency borrowing.

On foreign currency denominated medium-term notes with maturities longer than one year, interest is paid annually and on medium-term notes with maturities of less than one year, interest is paid at maturity. CFC considers the cost of all related cross currency interest rate exchange agreements as part of the total cost of debt issuance when deciding on whether to issue debt in the U.S. or foreign capital markets and whether to issue the debt denominated in U.S. dollars or foreign currencies.

Circumstances may arise that cause either CFC or the counter party to exit the agreement. In the event of such actions, CFC would record a gain or loss from the termination of the cross currency interest rate exchange agreement.

CFC is exposed to counter party credit risk and foreign currency risk on these cross currency interest rate exchange agreements if the counter party to the agreement does not perform pursuant to the agreement's terms. CFC only enters into cross currency interest rate exchange agreements with financial institutions with investment grade ratings.

All amounts that CFC pays and receives related to the cross currency interest rate exchange agreements that do not qualify for hedge accounting are included in SFAS 133 cash settlements for the year ended May 31, 2002. In fiscal years 2001 and 2000, prior to the implementation of SFAS 133, the net settlements for all cross currency interest rate exchange agreements were included in the cost of funds. The estimated forward value of CFC's cross currency interest rate exchange agreements are currently shown on the balance sheet due to the adoption of SFAS 133. All amounts that CFC pays and receives related to cross currency interest rate exchange agreements that do qualify for hedge accounting under SFAS 133 continue to be included in cost of funds.

(6)	Quarterly Income Capital Securities

Quarterly income capital securities ("QUICS") are long-term obligations that are subordinated to CFC's outstanding debt and senior to subordinated certificates held by CFC's members. QUICS are issued for terms of up to 49 years, pay interest quarterly, may be called at par after five years and allow CFC to defer the payment of interest for up to 20 consecutive quarters. The following table is a summary of QUICS outstanding at May 31:

	2002		2001
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
8.00% due 2045	$-		$125,000
7.65% due 2046	75,000		75,000
7.375% due 2047	200,000		200,000
7.625% due 2050	150,000		150,000
7.40% due 2050	175,000		-
Total	$600,000	7.48%	$550,000	7.62%

During the year ended May 31, 2002, CFC issued $175 million of 7.40% QUICS on October 26, 2001 and on December 31, 2001, CFC effected the early redemption of the 8.00% $125 million QUICS issued in December 1996. CFC redeemed the $125 million QUICS at par, and recorded $4 million in the cost of funds for the unamortized issuance cost.

(7) Members' Subordinated Certificates

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

Certificates currently purchased in conjunction with loans are generally noninterest bearing. Such certificate purchase requirements, if any, range from 2% to 12.5% of the loan amount depending on the membership classification of the borrower and the borrower's leverage ratio, including the new CFC loan.

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with CFC's guarantee program vary in accordance with applicable CFC policy. Members may be required to purchase noninterest-bearing debt service reserve subordinated certificates in connection with CFC's guarantee of long-term tax-exempt bonds (see Note 10). CFC pledges proceeds from the sale of such certificates to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued. These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

Information with respect to members' subordinated certificates at May 31 is as follows:

	2002		2001
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate

Number of subscribing members	897		900

Membership subordinated certificates
Certificates maturing 2020 through 2095	$626,824		$627,161
Subscribed and unissued	14,566		14,824
Total membership subordinated certificates	641,390	4.91%	641,985	4.83%

Loan and guarantee subordinated certificates
3% certificates maturing through 2040	115,735		126,159
3% to 12% certificates maturing through 2037	185,389		111,310
Noninterest-bearing certificates maturing through 2037	697,559		651,135
Subscribed and unissued	51,897		51,271
Total loan and guarantee subordinated certificates	1,050,580	1.40%	939,875	1.32%

Total members' subordinated certificates	$1,691,970	2.73%	$1,581,860	2.74%

Member subordinated certificates generally mature in 100 years from issuance. Loan and guarantee subordinated certificates have the same maturity as the related long-term loan. Some certificates may also amortize annually based on the outstanding loan balance.

(8)	Equity

CFC patronage capital in the amount of $98 million was retired in September 2001, representing 70% of the allocation for fiscal year 2001 and one-ninth of the total allocations for fiscal years 1991, 1992 and 1993. The $98 million includes $25 million retired to RTFC. RTFC retired $26 million in January 2002 representing 70% of its fiscal year 2001 allocation. It is anticipated that CFC will retire patronage capital totaling $74 million, representing 70% of the fiscal year 2002 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocations, in September 2002. Management anticipates that 70% of RTFC's margin for fiscal year 2002 will be retired in January 2003. Future retirements of patronage capital will be made as determined by the respective Boards of Directors with due regard for their individual financial conditions.

At May 31, 2002 and 2001, the total equity included the following components:

May 31,
(Dollar amounts in thousands)	2002	2001
Membership fees	$1,510	$1,510
Education fund	1,007	744
Members' capital reserve	16,329	16,329
Allocated net margin	352,085	362,352
Unallocated margin	21,125	12,964
Total members' equity	392,056	393,899
Cumulative effect of change in accounting principle*	28,383	-
SFAS 133 forward value*	41,878	-
Total retained equity	462,317	393,899
Accumulated other comprehensive loss*	(135,941)	-
Total equity	$326,376	$393,899

*Items related to adoption of SFAS 133.

(9)	Employee Benefits

CFC is a participant in the National Rural Electric Cooperative Association ("NRECA") Retirement and Security Program. This program is available to all qualified CFC employees. Under the program, participating employees are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. CFC contributed $1.6 million, $1.4 million and $1.1 million to the Retirement and Security Program during fiscal years 2002, 2001 and 2000. Funding requirements that are billed are charged to general and administrative expenses on a monthly basis. This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

The Economic Growth and Tax Relief Act of 2001 set a limit of $200,000 for calendar year 2002 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has established a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

CFC offers a 401(k) defined contribution savings program to all employees that have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. CFC contributes an amount equal to 2% of an employee's salary each year for all employees participating in the program. During the years ended May 31, 2002, May 31, 2001 and May 31, 2000, CFC contributed $0.3 million, $0.2 million and $0.2 million, respectively, under the program.

(10)	Guarantees

As of May 31, 2002 and 2001, CFC had outstanding guarantees of the following contractual obligations of its members:

(Dollar amounts in thousands)	2002	2001
Long-term tax exempt bonds (A)	$940,990	$979,725
Debt portions of leveraged lease transactions (B)	41,064	103,794
Indemnifications of tax benefit transfers (C)	208,637	232,930
Letters of credit (D)	310,926	370,592
Other guarantees (E)	469,750	444,640
Total	$1,971,367	$2,131,681

(A)

CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of a default by a system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantee, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to its guarantee. This repayment obligation is secured by a mortgage on all of the system's assets. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan. The maturities for this type of guarantee run through 2026.

Of the amounts shown above, $859 million and $886 million as of May 31, 2002 and 2001, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers.

(B)

CFC has guaranteed debt issued by NCSC in connection with leveraged lease transactions. The amounts shown represent loans from NCSC to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a CFC member. The loans are secured by the property leased and the owner's rights as lessor. NCSC borrowed the funds for these loans either under a CFC guarantee or directly from CFC. The maturities for this type of guarantee run through 2024.

(C)

CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. The amounts shown represent CFC's maximum potential liability at May 31, 2002 and 2001. However, the amounts of such guarantees vary over the lives of the leases. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured by a first lien on substantially all of the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in federal tax law, no further guarantees of this nature are anticipated. The maturities for this type of guarantee run through 2015.

(D)

CFC issues irrevocable letters of credit to support members' obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the issuer of the letter of credit within one year from the date of the draw, with interest accruing from such date at the issuer's variable rate of interest in effect on the date of the draw. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. The maturities for this type of guarantee run through 2013.

(E)

At May 31, 2002 and 2001, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $345 million and $323 million, respectively. The maturities for this type of guarantee run through 2025.

Guarantees outstanding by state and territory are summarized as follows:

	May 31,			May 31,
(Dollar amounts in thousands)	2002	2001		2002	2001
Alabama	$58,445	$64,803	Missouri	$138,755	$150,372
Alaska	3,240	3,240	New Hampshire	27,500	31,200
Arizona	47,425	53,577	North Carolina	100,265	99,400
Arkansas	36,524	99,001	North Dakota	338	-
Colorado	58,007	58,716	Ohio	-	65,000
District of Columbia	466,892	414,300	Oklahoma	23,154	31,447
Florida	209,344	218,457	Oregon	24,628	14,580
Idaho	850	850	Pennsylvania	23,428	11,772
Illinois	7,719	15,049	South Carolina	2,910	3,220
Indiana	121,264	118,205	Tennessee	300	-
Iowa	14,290	9,942	Texas	145,935	147,696
Kansas	35,579	43,909	Utah	78,315	114,404
Kentucky	163,005	169,640	Virginia	4,207	3,950
Michigan	691	585	Wisconsin	1,475	1,511
Minnesota	111,863	119,745	Wyoming	10,195	10,380
Mississippi	54,824	56,730	Total	$1,971,367	$2,131,681

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

The following table details the scheduled reductions in each of the fiscal years following May 31, 2002 of the amount of obligations guaranteed by CFC:

(Dollar amounts in thousands)	Amount
2003	$146,074
2004	109,190
2005	92,172
2006	119,868
2007	311,349
Thereafter	1,192,714

The majority of guarantees are charged an annual fee. During the years ended May 31, 2002, 2001 and 2000, CFC earned $1 million, $1 million, and $0.8 million, respectively, in fees related to guarantees.

At May 31, 2002, CFC had a total of $282 million of guarantees, representing 14% of total guarantees under which its right of recovery from its members was not secured.

(11)	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS 107, Disclosure about Fair Value of Financial Instruments. Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 2002 and 2001, along with other valuation methodologies which are summarized below. The estimated fair value information presented is not necessarily indicative of amounts CFC could realize currently in a market sale since CFC may be unable to sell such instruments due to contractual restrictions or to the lack of an established market. The estimated market values have not been updated since May 31, 2002; therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming collateral trust bonds and QUICS under early redemption provisions and allowing borrowers to prepay their loans, CFC has held and intends to hold all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 2002 and 2001.

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

Members' Subordinated Certificates

As it is impracticable to develop a discount rate that measures fair value, subordinated certificates have not been valued. Members' subordinated certificates are extended long-term obligations of CFC; many have original maturities of 70 to 100 years. These certificates are issued to CFC's members as a condition of membership or as a condition of obtaining loan funds or guarantees and are non-transferable. As these certificates were not issued primarily for their future payment stream but mainly as a condition of membership and to receiving future loan funds, there is no ready market from which to obtain fair value quotes.

Interest Rate and Cross Currency Interest Rate Exchange Agreements

Prior to fiscal year 2002, interest rate and cross currency interest rate exchange agreements were off-balance sheet instruments. As a result of adopting SFAS 133 in fiscal year 2002, derivative instruments are recorded in the balance sheet at fair value. The fair value of the interest rate exchange agreements is estimated taking into account the current market rate of interest and the current creditworthiness of the exchange counter parties. The fair value of the cross currency interest rate exchange agreements is estimated taking into account the currency exchange rate and the current creditworthiness of the exchange counter parties.

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

Carrying and fair values as of May 31, 2002 and 2001 are presented as follows:

	2002		2001
(Dollar amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$218,384	$218,384	$240,557	$240,557
Debt service investments	2,037	2,037	24,023	24,076
Loans to members, net	19,540,367	18,528,841	19,351,953	18,173,976

Liabilities:
Notes payable (1)	$6,120,113	$6,114,945	$10,582,494	$10,591,577
Long-term debt (1)	11,151,761	11,321,155	6,738,912	6,734,563
QUICS	600,000	589,899	550,000	549,470

Derivative Instruments:
Interest rate exchange agreements	$(23,378)	$(23,378)	N/A	N/A
Cross currency interest
rate exchange agreements	(35,827)	(35,827)	N/A	N/A

Off-Balance Sheet Instruments:
Interest rate exchange agreements	N/A	N/A	$-	$(31,979)
Cross currency interest
rate exchange agreements	N/A	N/A	-	(113,063)
Commitments	-	-	-	-
(1) Prior to reclassification of notes payable supported by the revolving credit agreements.

(12)	Contingencies

(a) At May 31, 2002 and 2001, CFC had nonperforming loans in the amount of $1,011 million and $1 million, respectively. At May 31, 2002, all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $21 million, $14 million and $0 million for the years ended May 31, 2002, 2001 and 2000, respectively.

At May 31, 2002 and 2001, CFC had restructured loans in the amount of $540 million and $1,465 million, respectively. A total of $534 million and $551 million of the restructured loans were on accrual status with respect to the recognition of interest income for the years ended May 31, 2002 and May 31, 2001, respectively. A total of $38 million, $33 million and $22 million of interest was accrued on restructured loans for the years ended May 31, 2002, 2001 and 2000, respectively. The effect of not accruing interest income at the stated rates on restructured loans was a decrease in interest income of $29 million, $26 million and $19 million for the years ended May 31, 2002, 2001 and 2000, respectively.

Denton County Electric Cooperative, Inc., d/b/a CoServ Electric ("CoServ") defaulted under the loan agreement put in place as part of the master restructure agreement (see details in note 12(d)) and as a result, CoServ's loans were moved from the restructured classification to nonperforming as of January 1, 2002.

(b) CFC classified $1,553 million and $1,465 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15 and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an Amendment of SFAS 114, at May 31, 2002 and 2001, respectively. CFC reserved $202 million and $155 million of the loan loss allowance for such impaired loans at May 31, 2002 and May 31, 2001, respectively. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans are generally on non-accrual status with respect to the recognition of interest income. CFC may place certain impaired loans on accrual status with respect to the recognition of interest income based on a review of the borrower's performance under the restructure agreement. CFC accrued interest income totaling $38 million, $33 million and $22 million on loans classified as impaired during the years ended May 31, 2002, 2001 and 2000, respectively. The average recorded investment in impaired loans for the years ended May 31, 2002, 2001 and 2000 was $1,523 million, $936 million and $578 million, respectively.

CFC updates impairment calculations on a quarterly basis. The calculated impairment for a borrower will fluctuate based on changes to assumptions. Changes to assumptions include, but are not limited to the following:

*	changes to CFC interest rates,
*	court rulings,
*	changes to collateral values, and
*	changes to expected future cash flows both as to timing and amount.

Changes to assumptions will cause the calculated impairment for each borrower to increase or decrease. On a quarterly basis, CFC adjusts the amount of its loss reserve specifically allocated to impaired borrowers to cover the calculated impairment.

(c) Deseret Generation & Transmission Co-operative ("Deseret") is a power supply member of CFC located in Utah. Deseret owns and operates the Bonanza generating plant ("Bonanza") and owns a 25% interest in the Hunter generating plant along with a system of transmission lines. Deseret also owns and operates a coal mine through its Blue Mountain Energy subsidiary. In 1996, Deseret and CFC entered into an Obligations Restructuring Agreement ("ORA") that required Deseret to make quarterly payments to CFC and required CFC to perform under its guarantees of Deseret's debt and lease obligations. In addition, 80% of any excess cash flow, as determined by formula in the ORA, is paid to CFC within 90 days of the close of the fiscal year. In connection with the ORA, on October 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740 million from RUS for the sum of $239 million. The member systems of Deseret purchased from CFC, for $55 million, a participation interest in the RUS debt. The participation agreement allows the Deseret member distribution systems to put the participations back to CFC unconditionally on December 31, 2019.

During fiscal year 2002, Deseret made all payments required by the ORA. CFC received quarterly cash flow payments totaling $34 million and in addition received excess cash payments totaling $54 million during the year ended May 31, 2002. Under the ORA, CFC keeps 75% of excess cash payments and applies the remaining 25% against the balance of the member participation loans. Due to the size of the excess cash payment received in December 2001, CFC applied $9 million of the amount received as a recovery of prior Deseret loan charge offs. After the above recovery, as of May 31, 2002, CFC has no net principal loss on its loans to Deseret.

Deseret has made all payments required under the ORA signed in October 1996, including $124 million of excess cash payments.

At May 31, 2002 and 2001, CFC had the following exposure to Deseret:

(Dollar amounts in millions)	2002	2001
Loans outstanding (1)	$534	$551
Guarantees outstanding:
Tax benefit transfers	1	1
Mine equipment leases	36	42
Letters of credit	29	58
Other (2)	12	13
Total guarantees	78	114

Total exposure	$612	$665

(1)	As of May 31, 2002, the loan balance of $534 million to Deseret is comprised of $175 million of cash flow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC, $266 million related to the redemption of the Bonanza secured lease obligation bonds, $65 million related to the purchase of RUS loans, $18 million related to the original CFC loan to Deseret and $10 million related to the settlement of the foreclosure litigation.
(2)	Other guarantees include a guarantee of certain operational and maintenance expenses.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(d) At May 31, 2002 and 2001, CFC had a total of $1,003 million and $914 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative that provides retail electric service to residential and business customers in an area where there has been significant residential and commercial growth in and adjacent to its current service territory over the last few years. CoServ adopted a strategy to provide a broad range of utility and other related services to consumers both in its service territory and the newly developing areas adjacent to its service territory. The non-electric services are generally provided through its controlled affiliates, which have been funded primarily through advances from CoServ, and include natural gas, home-security, cable television and a variety of telecommunications services. CoServ has also made substantial loans to and equity investments in residential and commercial real estate development projects. CFC's loans to CoServ are secured by assets and revenues of the electric distribution system, real estate notes receivable, real estate properties and telecommunications assets. There is competition for substantially all services provided in the CoServ service territory.

At May 31, 2002, all loans to CoServ are classified as nonperforming and have been on non-accrual status since January 1, 2001. At May 31, 2001, all loans to CoServ were classified as restructured. On March 16, 2001, CFC and CoServ signed a master restructure agreement. The agreement restructured debt obligations of CoServ totaling $906 million over the next 35 years. Total loans to CoServ at May 31, 2002 and 2001 represented 4.6% and 4.2%, respectively, of CFC's total loans and guarantees outstanding.

Telecommunications asset dispositions did not occur as required under the restructure agreement. On September 27, 2001, CFC initiated litigation in the United States District Court for the Northern District of Texas (Dallas Division), asserting that CoServ was in default of the agreement and seeking injunctive and other relief. CoServ had counterclaimed alleging that CFC was in breach of its funding obligations to CoServ under the agreement and fraudulently induced it to sign the agreement. These proceedings were stayed due to the bankruptcy filing described below.

On September 28, 2001, CoServ made the first $7.5 million quarterly payment required by the restructure agreement.

On November 30, 2001, CoServ voluntarily filed for Chapter 11 reorganization for some of its telecommunications and cable subsidiaries (debtors in possession). The Chapter 11 petition was filed in the United States Bankruptcy Court, Northern District of Texas, in Fort Worth, TX. CoServ took this action as part of a plan to sell the telecommunications assets. On December 20, 2001, the court entered an interim order approving a CFC $5.4 million loan facility to debtors in possession, which matured on February 28, 2002. The filing by the telecommunications companies under Chapter 11 was a default by CoServ and other parties under the master restructure agreement.

On December 31, 2001, CoServ did not make the $7.5 million quarterly payment to CFC as required by the restructure agreement and also did not make the quarterly debt service on capital expenditure loans that were advanced under the March 2001 restructure agreement.

On January 9, 2002, CFC filed a complaint in the United States District Court for the Northern District of Texas against CoServ and three of its wholly-owned subsidiaries, seeking (i) monetary damages, (ii) appointment of a receiver to operate CoServ's business operations, and (iii) foreclosure on certain of CoServ's assets. Contemporaneously with the filing of this complaint, CFC also began non-judicial foreclosure proceedings against CoServ with respect to its real estate, buildings and other assets. These proceedings have been closed during the pendency of the bankruptcy described below.

On February 1, 2002, CoServ voluntarily filed for Chapter 11 reorganization for itself and the following subsidiaries: CoServ Investments, L.P., CoServ Realty Holdings, L.P., and CoServ Utility Holdings, L.P. These subsidiaries provide electric and real estate development financing services. The Chapter 11 petition was filed in the United States Bankruptcy Court, Northern District of Texas, in Fort Worth, TX. This case was administratively consolidated with CoServ's previous Chapter 11 filing of certain of its telephone and cable subsidiaries on November 30, 2001. The Chapter 11 filing stayed the foreclosure action that CFC initiated against CoServ assets on January 9, 2002.

CoServ filed a complaint against CFC as an adversary proceeding in the bankruptcy case. The complaint contained the following causes of action: fraudulent transfer, equitable subordination, breach of contract, fraud/fraudulent inducement, negligent misrepresentation, economic duress, tortious interference, and breach of covenant of good faith and fair dealing. The plaintiffs requested the following relief: actual damages in the sum of at least $1 million, punitive damages in the sum of at least $1 million, declaratory relief outlining the parties' rights and obligations, rescission of all loan agreements and collateral arrangements or subordination of liens, injunctive relief, attorneys' fees, costs of court and all other appropriate relief. On February 22, 2002, CFC filed a motion to dismiss all of the claims in the complaint.

Subsequent to May 31, 2002, CoServ and CFC filed joint plans of reorganization and liquidation related to the three business units of CoServ, electric distribution, real estate development lending and telecommunications. The following describes the plans that were filed with the court. CFC anticipates that the plans will be confirmed by September 30, 2002.

On June 17, 2002, CFC and CoServ Realty Holdings, L.P. ("CRH") filed with the Court a joint plan of liquidation of CRH (the "Real Estate Plan"). The Real Estate Plan provides, among other things, that CRH will transfer all equity interests, cash, notes and accounts receivable, mortgage notes, properties, licensee rights and other assets of CRH and CRH entities engaged in realty investment and lending to an entity designated by CFC, in full satisfaction of the indebtedness owed by CRH under the amended, restated and consolidated promissory note dated March 15, 2001, in the original principal amount of $396 million, which was not fully drawn. On June 24, 2002, the outstanding balance on the note dated March 15, 2001 was $363 million.

Under the terms of the Real Estate Plan, CFC will assume CRH's obligations to provide additional funding to the borrowers of CRH on a basis consistent with the original terms and conditions of the loan and security agreements executed between CRH and the individual borrowers. A lockbox account was established in March 2001 for the receipt and disbursement of funds related to the borrowers of CRH. The balance in the lockbox will be released to CFC on the effective date of the Real Estate Plan as defined by its terms. On June 24, 2002, the balance in the lockbox account was $13 million.

On June 24, 2002, CFC and CoServ filed with the United States Bankruptcy Court, a joint plan of reorganization of CoServ (the "Electric Plan"). The Electric Plan includes the following key terms:

*	CoServ will remain a cooperative and concentrate on its electric utility business;
*	Changes will be made in CoServ executive management;
*	CoServ's debt obligations will be restructured in the principal amount of $601 million to be paid quarterly over 35 years, yielding an average rate of 3.06% (the "Restructured Note");
*	CoServ's restructured debt obligations will be secured by all utility assets and revenues;
*	CoServ may obtain a $10 million loan from another lender. The proceeds from such $10 million loan will be paid to CFC to reduce the principal amount of the Restructured Note to $591 million;
*

CoServ will have the option to prepay the Restructured Note anytime after five years for the lesser of (a) the then outstanding balance or (b) $415 million; or after six years for the lesser of (a) the then outstanding balance or (b) $405 million. If CoServ elects to prepay the Restructured Note, CFC, upon request from CoServ, will participate in a refinancing syndicate in an amount up to $100 million on the same loan terms as other lenders in the syndicate;

*

CFC commits to provide CoServ up to $200 million of senior secured capital expenditure loans, on standard terms offered to other members, to support electric utility capital additions. The commitment extends through the first 10 years of the settlement agreement with no more than $45 million to be lent in any one year;

*	CoServ, at its own expense, may retain an administrative agent to service the Restructured Note and the capital expenditure loans; and
*	All pre-petition unsecured creditor claims will be paid in full.

On June 24, 2002, CFC, CoServ, L.L.C. d/b/a CoServ Communications, CoServ Telecom GP, L.L.C., DWB GP, Inc., CoServ Telecom Holdings, L.P., Multitechnology Services, L.P. d/b/a CoServ Broadband Services and Dallas Wireless Broadband, L.P. d/b/a CoServ Broadband (collectively, the "Telecom Debtors") filed with the Court a joint plan of liquidation of the Telecom Debtors (the "Telecom Plan"). The Telecom Plan includes the following key terms:

*

The Court appointed a chief restructuring officer, designated by CFC, to function as a chief executive officer for the Telecom Debtors to manage the operations and maximize the value of the Telecom Debtors' assets;

*

In the event that a sale upon terms satisfactory to CFC does not occur, the Telecom Debtors will transfer all of the Telecom Debtors' assets to an entity designated by CFC on the later of the effective date of the Telecom Plan or September 30, 2002;

*	Net proceeds of the sale of Telecom Debtors' assets will be paid to CFC; and
*	Unsecured creditors will be paid up to a maximum of $7 million.

The above plans of reorganization and liquidation also provide for the exchange of mutual releases pursuant to which the parties will settle, release and/or waive any and all claims against one another arising from, or relating to, the transferred assets, prior agreements between them, and/or applicable federal and state law.

Based on its analysis, CFC believes that it is adequately reserved for any potential loss on its loans to CoServ.

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

ECO is in payment default of its CFC loans. CFC will not provide additional loan facilities to ECO at this time. In order to facilitate the receipt of funds from H Power, CFC agreed to defer all principal and interest payments on the loans until December 31, 2003, subject to compliance by ECO with certain conditions. At May 31, 2002, all loans to ECO are classified as restructured.

CFC had a total of $31.8 million in loans to ECO, which were secured by all assets and revenues of ECO and its affiliates, including 4.75 million shares of H Power stock. On November 30, 2001, CFC wrote off $19.5 million of the loan balance, resulting in a reported balance of $12.3 million. This write-off was based on the value of H Power stock at November 30, 2001. At May 31, 2002, the stock price of H Power was $1.35 per share, thus the value of the 4.75 million shares of H Power stock was $6.4 million. At May 31, 2002, CFC wrote off an additional $5.9 million to reduce the loan balance to the value of the collateral. CFC continues to hold the 4.75 million shares of H Power stock as collateral. CFC has placed all loans to ECO on non-accrual status and will apply all payments received against principal.

CFC believes that it is adequately reserved for any potential loss on its loans to ECO.

(f) During the year ended May 31, 2002, CFC agreed to a settlement that resulted in a write-off of $3 million of a $6 million nonperforming loan to a telecommunications borrower. At May 31, 2002, CFC has no exposure to this borrower. In addition, CFC wrote off $5 million related to an indemnity agreement with a borrower. At May 31, 2001, one borrower was in payment default to CFC on an unsecured loan totaling $1 million. On September 30, 2001, this loan was written off.

(13)	Segment Information

CFC operates in two business segments - rural electric lending and rural telecommunications lending. For the years ended May 31, 2001 and 2000, the financial information for these two segments was presented based on the combined financial statements and the stand-alone RTFC financial statements. The amount reported for the electric systems represented the total earned on loans from CFC to its electric members and RTFC. The amount reported for the telecommunications systems represented the incremental amount earned on its CFC loans that it re-lent to the telecommunications systems. These were the reports reviewed by management on a regular basis.

During 2002, the methodology changed based on new reports that are reviewed by management. The schedules that follow reflect the new methodology for all periods presented. The new presentation provides a breakout of the income statement between electric loans and telecommunications loans that reflects the full gross margin earned by each portfolio. The telecommunications system income statement now represents the total earned on telecommunications loans at both the CFC and RTFC levels. The electric system income statement is now only the amount earned on loans to electric member systems. The income is allocated to either segment based on actual income earned on loans to electric member systems and telecommunications member systems. The cost of funding is allocated based on current matched funding and risk management policies. Operating expenses and SFAS 133 adjustments are allocated based on total average loan volume. The loan loss provision is allocated based on the May 31, 2002 loan loss analysis. On the balance sheet, there is no change to the breakout of loans outstanding between electric member systems and telecommunications member systems. The loan loss allowance is allocated between the two segments based on the May 31, 2002 loan loss analysis. All other assets are allocated based on the total average loan volume.

As stated previously in the business section, RTFC is an associate member of CFC and CFC is the sole funding source for RTFC. RTFC borrows from CFC and then relends to the telecommunications systems. RTFC pays an administrative fee to CFC for work performed by CFC staff. RTFC does not maintain a loan loss allowance. Rather, CFC maintains a loss allowance on its loans to RTFC and such amounts are available to RTFC under a guarantee agreement. The accounting policies and procedures are consistent with that described in Note 1.

For the year ended May 31, 2002
(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$812,768	$373,765	$1,186,533
Cost of funds	628,651	257,187	885,838
Gross margin	184,117	116,578	300,695

General and administrative expenses	27,593	9,919	37,512
Provision for loan losses	144,349	55,000	199,349
Operating margin	12,175	51,659	63,834
SFAS 133 cash settlements	24,264	9,927	34,191
SFAS 133 forward value	30,804	11,074	41,878
Cumulative effect of change in
accounting principle	20,878	7,505	28,383
Net margin	$88,121	$80,165	$168,286
Assets:
Loans outstanding, net	$14,604,091	$4,936,276	$19,540,367
Other assets	575,931	207,044	782,975
Total assets	$15,180,022	$5,143,320	$20,323,342

For the year ended May 31, 2001
(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$968,771	$419,524	$1,388,295
Cost of funds	804,384	313,455	1,117,839
Gross margin	164,387	106,069	270,456

General and administrative expenses	23,790	8,696	32,486
Provision for loan losses	74,404	30,800	105,204
Net margin	$66,193	$66,573	$132,766
Assets:
Loans outstanding, net	$14,113,354	$5,238,599	$19,351,953
Other assets	473,734	173,155	646,889
Total assets	$14,587,088	$5,411,754	$19,998,842

For the year ended May 31, 2000
(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$780,809	$240,189	$1,020,998
Cost of funds	688,271	173,053	861,324
Gross margin	92,538	67,136	159,674

General and administrative expenses	21,256	5,730	26,986
Provision for loan losses	6,155	11,200	17,355
Net margin	$65,127	$50,206	$115,333
Assets:
Loans outstanding, net	$12,807,525	$3,642,228	$16,449,753
Other assets	499,129	134,558	633,687
Total assets	$13,306,654	$3,776,786	$17,083,440

(14)	Combined Quarterly Financial Results (Unaudited)

Summarized results of operations for the four quarters of fiscal years 2002 and 2001 are as follows:

Fiscal Year 2002
Quarters Ended
(Dollar amounts in thousands)	August 31	November 30	February 28
	(restated)	(restated)	(restated)	May 31	Total Year
Operating income	$327,829	$302,074	$277,816	$278,814	$1,186,533
Gross margin	86,078	82,538	84,000	48,079	300,695
Operating margin	27,622	15,263	17,528	3,421	63,834
Net margin/(loss)	69,749	35,338	(7,981)	71,180	168,286

Fiscal year 2001
Quarters Ended
(Dollar amounts in thousands)	August 31	November 30	February 28	May 31
	(restated)	(restated)	(restated)	(restated)	Total Year

Operating income	$329,798	$358,741	$354,692	$345,064	$1,388,295
Gross margin	60,086	69,254	64,312	76,804	270,456
Operating margin	44,051	57,572	14,864	16,279	132,766
Net margin	44,051	57,572	14,864	16,279	132,766

Certain amounts related to implementing SFAS 133 previously reported in CFC's Form 10-Q reports filed for the quarters ended August 31, 2001, November 30, 2001 and February 28, 2002 have been adjusted and are restated in the above chart. The restated amounts affect the fair values of derivatives reported on the balance sheet, the classification of two types of derivatives and a change in the presentation of the SFAS 133 adjustments on the statement of operations. The following describes the changes made and the impact of each change on the financial statements.

The fair values of derivatives were adjusted to eliminate accrued net settlement amounts included in the fair value quotes provided by CFC's derivative counter parties. Net settlement amounts are accrued monthly by CFC, so inclusion of these amounts in the fair value calculation resulted in double counting. This adjustment changed derivative asset and liability balances as well as the amounts charged or credited to other comprehensive income and the statement of operations. The adjustment to the fair value of derivatives impacted the reported net margin for each quarter.

Certain derivatives, previously classified as effective hedges under SFAS 133, were determined to be ineffective. The bond valuation account previously established to adjust the underlying hedged debt to fair value as prescribed by SFAS 133 was adjusted to the difference between the outstanding balance and the fair value of the underlying hedged bonds at June 1, 2001. The bond valuation account will be amortized over the remaining maturity of the underlying hedged debt. All changes to the fair value of the derivatives are still recorded through the statement of operations. The adjustment to the fair value of derivatives impacted the reported net margin for each quarter.

Certain cross currency interest rate exchange agreements which exchanged a fixed rate of foreign currency for a floating rate of U.S. dollars or a floating rate of foreign currency for a floating rate of U.S. dollars, previously classified as effective hedges under SFAS 133, were determined to be ineffective. The change in fair value of these cross currency interest rate exchange agreements has been restated through the statement of operations rather than as an adjustment to other comprehensive income as previously reported. The adjustment to the fair value of derivatives impacted the reported net margin for each quarter.

Net periodic settlements for derivatives not qualifying as effective hedges have been reclassified on the statement of operations as part of the SFAS 133 adjustments. These amounts had previously been reported on the statement of operations as part of the cost of funds. This adjustment to reclassify the cash settlements impacted the reported gross margin and operating margin for each quarter.

In addition to the changes to the SFAS 133 accounting described above, CFC early adopted SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. This resulted in the reclassification of $11 million of expense incurred in the second quarter of 2002 related to the early redemption of debt from the extraordinary item line to the cost of funds line of the statement of operations. This adjustment to reclassify the extraordinary loss to the cost of funds impacted the quarterly reported gross margin and operating margin for the second and third quarters of 2002. This change also impacted the quarterly results reported  for the year ended May 31, 2001.

The following chart contains a reconciliation of the amounts reported in the Form 10-Q as filed with the SEC and the restated amounts as reported in the May 31, 2002 Form 10-K.

(Dollar amounts in thousands)	August 31, 2001	November 30, 2001	February 28, 2002
Gross margin as reported in Form 10-Q	$86,954	$97,309	$91,832
Reclassification of derivative cash settlements	(876)	(7,532)	(3,879)
Adjustment for SFAS 145	-	(7,239)	(3,953)
Gross margin as restated in Form 10-K	$86,078	$82,538	$84,000

Operating margin as reported in Form 10-Q	$28,498	$30,034	$25,360
Reclassification of derivative cash settlements	(876)	(7,532)	(3,879)
Adjustment for SFAS 145	-	(7,239)	(3,953)
Operating margin as reported in Form 10-K	$27,622	$15,263	$17,528

Net margin/(loss) as reported in Form 10-Q	$(46)	$(4,203)	$(2,519)
SFAS 133 fair value change	66,160	39,541	(5,462)
Adjustment to cumulative effect of change in
accounting principle	3,635	-	-
Net margin/(loss) as reported in Form 10-K	$69,749	$35,338	$(7,981)

