Form 10-Q
period 2002-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2002-10-15
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2002

OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X                   NO

1 of 42

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS
(UNAUDITED)
(Dollar Amounts in Thousands)

A S S E T S

	August 31, 2002	May 31, 2002

Cash and cash equivalents	$1,090,031	$218,384

Debt service investments	2,037	2,037

Loans to members	20,068,363	20,047,109
Less: Allowance for loan losses	542,941	506,742
Loans to members, net	19,525,422	19,540,367

Receivables	170,289	167,564

Fixed assets, net	45,631	46,089

Debt service reserve funds	85,793	86,198

Derivative assets	545,088	192,598

Other assets	74,323	70,105

	$21,538,614	$20,323,342

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS
(UNAUDITED)
(Dollar Amounts in Thousands)

L I A B I L I T I E S A N D E Q U I T Y

August 31, 2002	May 31, 2002

Notes payable, due within one year	$2,585,474	$2,414,488

Accrued interest payable	209,367	157,585

Long-term debt	15,463,781	14,857,386

Other liabilities	20,684	23,734

Derivative liabilities	353,751	251,803

Quarterly income capital securities	600,000	600,000

Members' subordinated certificates:
Membership subordinated certificates	641,390	641,390
Loan and guarantee subordinated certificates	1,062,107	1,050,580
Total members' subordinated certificates	1,703,497	1,691,970

Equity:
Retained equity	722,985	462,317
Accumulated other comprehensive loss	(120,925)	(135,941)
Total equity	602,060	326,376

Total members' subordinated certificates and equity	2,305,557	2,018,346

	$21,538,614	$20,323,342

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three Months Ended August 31, 2002 and 2001

	2002	2001

Operating income	$279,126	$327,829
Less: cost of funds	234,191	241,751

Gross margin	44,935	86,078

Expenses:
General and administrative	9,754	7,456
Provision for loan losses	36,199	51,000

Total expenses	45,953	58,456

Operating loss	(1,018)	27,622

SFAS 133 fair value adjustments:
SFAS 133 cash settlements	25,086	876
SFAS 133 forward value	236,745	12,868

Total SFAS 133 fair value adjustments	261,831	13,744

Cumulative effect of change in accounting principle	-	28,383

Net margin	$260,813	$69,749

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three Months Ended August 31, 2002 and 2001

							Patronage Capital
			Accumulated				Allocated
			Other			Members'	General
		Membership	Comprehensive	Unallocated	Education	Capital	Reserve
	Total	Fees	Income/(Loss)	Margin	Fund	Reserve	Fund	Other
Quarter ended August 31, 2002:
Balance as of May 31, 2002	$326,376	$1,510	$(135,941)	$91,386	$1,007	$16,329	$498	$351,587
Patronage capital	(236)	-	-	-	-	-	-	(236)
Operating loss	(1,018)	-	-	(1,018)	-	-	-	-
SFAS 133 forward value	251,761	-	15,016	236,745	-	-	-	-
SFAS 133 cash settlements	25,086	-	-	25,086	-	-	-	-
Other	91	1	-	(21,125)	90	21,125	-	-
Balance as of August 31, 2002	$602,060	$1,511	$(120,925)	$331,074	$1,097	$37,454	$498	$351,351

Quarter ended August 31, 2001:
Balance as of May 31, 2001	$393,899	$1,510	$-	$12,964	$744	$16,329	$498	$361,854
Cumulative effect of change in
accounting principle	(147,021)	-	(175,404)	28,383	-	-	-	-
Patronage capital	(24,033)	-	-	-	-	-	-	(24,033)
Operating margin	27,622	-	-	27,622	-	-	-	-
SFAS 133 forward value	35,078	-	22,210	12,868	-	-	-	-
SFAS 133 cash settlements	876	-	-	876	-	-	-	-
Other	96	-	-	-	96	-	-	-
Balance as of August 31, 2001	$286,517	$1,510	$(153,194)	$82,713	$840	$16,329	$498	$337,821

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three Months Ended August 31, 2002 and 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin	$260,813	$69,749
Add/(deduct):
Provision for loan losses	36,199	51,000
Depreciation	1,014	901
Amortization of deferred income	(484)	(9)
SFAS 133 forward value	(236,745)	(12,868)
Cumulative effect of change in accounting principle	-	(28,383)
Amortization of bond issuance costs and deferred charges	3,174	2,680
Changes in operating assets and liabilities:
Receivables	(2,384)	14,965
Accrued interest payable	51,782	34,948
Other	(14,288)	(12,277)

Net cash provided by operating activities	99,081	120,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(1,261,345)	(1,906,695)
Principal collected on loans	1,240,091	2,075,827
Net investment in fixed assets	(556)	(784)

Net cash (used in)/provided by investing activities	(21,810)	168,348

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance/(Repayments) of notes payable, net	444,821	(1,047,992)
Debt service investments, net	-	(109,679)
Proceeds from issuance of long-term debt, net	1,369,449	2,475,347
Payments for retirement of long-term debt	(1,031,485)	(1,676,645)
Proceeds from issuance of members' subordinated certificates	19,797	45,376
Retirement of members' subordinated certificates	(8,206)	(10,799)

Net cash provided by/(used in) financing activities	794,376	(324,392)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	871,647	(35,338)
BEGINNING CASH AND CASH EQUIVALENTS	218,384	240,557
ENDING CASH AND CASH EQUIVALENTS	$1,090,031	$205,219

Supplemental disclosure of cash flow information:
Cash paid during three-month period for interest	$158,063	$207,710

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

(1) General Information and Accounting Policies

(a) General Information

National Rural Utilities Cooperative Finance Corporation ("CFC") is a private, not-for-profit cooperative association that provides supplemental financing and related financial service programs for the benefit of its members. CFC was incorporated in the District of Columbia in April 1969. Membership is limited to certain cooperatives, not-for-profit corporations, public bodies and related service organizations, as defined in CFC's Bylaws. CFC is exempt from the payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code. CFC's 1,041 members as of August 31, 2002 included 896 utility members, virtually all of which are consumer-owned cooperatives, 72 service members and 73 associate members.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. At August 31, 2002, RTFC had 514 members. RTFC is a taxable entity under Subchapter T of the Internal Revenue Code and accordingly takes tax deductions as allowed by law for allocations of net margins to its patrons.

CFC members operate in 49 states and two U.S. territories and RTFC members operate in 45 states and three U.S. territories.

In the opinion of management, the accompanying combined financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial position of CFC and RTFC as of August 31, 2002 and May 31, 2002, and the combined results of operations, cash flows and changes in equity for the three months ended August 31, 2002 and August 31, 2001. Operating results for the three months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ended May 31, 2003. The combined balance sheet at May 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The notes to combined financial statements for the years ended May 31, 2002 and 2001 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 2002.)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. While CFC uses its best estimates and judgments based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.

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

RTFC had outstanding loans and unadvanced loan commitments totaling $5,715 million and $5,810 million as of August 31, 2002 and May 31, 2002, respectively. RTFC's net margin is allocated to RTFC's borrowers, its patrons.

Summary financial information relating to RTFC included in the combined financial statements is presented below:

(Dollar amounts in thousands)	August 31, 2002	May 31, 2002
Outstanding loans to members and their affiliates	$5,030,408	$5,075,076
Total assets (1)	5,569,281	5,607,281
Notes payable to CFC	5,011,340	5,056,283
Total liabilities	5,053,294	5,097,959
Members' subordinated certificates	435,454	429,507
Members' equity (1)(2)	80,533	79,815

	For the three months ended
(Dollar amounts in thousands)	August 31, 2002	August 31, 2001
Operating income	$87,875	$103,133
Net margin (2)	717	1,100

(1) Amounts as of May 31, 2002 have been adjusted from the May 31, 2002 Form 10-K to include CFC's allocation of patronage capital to RTFC for fiscal year 2002 totaling $23.6 million which was approved in July 2002.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133, CFC records derivative instruments (including certain derivative instruments embedded in other contracts) on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivative instruments are recognized in earnings unless specific hedge accounting criteria are met. If the hedge accounting criteria are met, derivative instrument gains and losses are used to offset related changes in fair value on the hedged items in the statement of operations or are recorded in other comprehensive income, to the extent effective. CFC formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

As the results for the first quarter of 2003 and fiscal year 2002 indicate, CFC expects adjustments recorded relating to SFAS 133 to increase the volatility of reported net margins and comprehensive income. The amount of volatility is based on amounts, derivative positions and market conditions that exist during any period.

As a result of adopting SFAS 133 in fiscal year 2002, at August 31, 2002, CFC has recorded derivative assets of $545 million, derivative liabilities of $354 million, a long-term debt valuation allowance, net of amortization, which increases long-term debt by $1 million and accumulated other comprehensive losses of $121 million.

The net impact on CFC's combined statement of operations for the three months ended August 31, 2002 was a gain of $237 million representing the change in the forward value of derivatives for the quarter of $241 million offset by net amortization totaling $4 million related to the transition adjustment and long-term debt valuation allowance that was recorded when CFC implemented SFAS 133 on June 1, 2001. In addition, $25 million representing the net cash settlements received by CFC related to the interest rate exchange agreements during the three months ended August 31, 2002 is recorded in the SFAS 133 cash settlements line item.

(d)	Comprehensive Income/(Loss)

Comprehensive income/(loss) includes CFC's net margin, as well as other comprehensive income/(loss) related to SFAS 133 adjustments to record the forward value of derivative instruments. Comprehensive income/(loss) for the three months ended August 31, 2002 and 2001 is calculated as follows:

(Dollar amounts in thousands)	2002	2001
Net margin	$260,813	$69,749
Other comprehensive income/(loss)	15,016	(153,194)
Comprehensive income/(loss)	$275,829	$(83,445)

(e)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

Certain amounts related to implementing SFAS 133 previously reported in CFC's Form 10-Q report filed for the quarter ended August 31, 2001 have been adjusted and are restated. The restated amounts affect the fair values of derivatives reported on the balance sheet, the classification of two types of derivatives and a change in the presentation of the SFAS 133 adjustments on the statement of operations. The following describes the changes made and the impact of each change on the financial statements.

The fair values of derivatives were adjusted to eliminate accrued net settlement amounts included in the fair value quotes provided by CFC's derivative counterparties. Net settlement amounts are accrued monthly by CFC, so inclusion of these amounts in the fair value calculation resulted in double counting. This adjustment changed derivative asset and liability balances as well as the amounts charged or credited to other comprehensive income and the statement of operations. The adjustment to the fair value of derivatives impacted the reported net margin for the quarter.

Certain derivatives, previously classified as effective hedges under SFAS 133, were determined to be ineffective hedges. The long-term debt valuation allowance previously established to adjust the underlying hedged debt to fair value as prescribed by SFAS 133 was adjusted to the difference between the outstanding balance and the fair value of the underlying hedged bonds at June 1, 2001. The long-term debt valuation allowance will be amortized over the remaining maturity of the underlying hedged debt. All changes to the fair value of the derivatives are still recorded through the statement of operations. The adjustment to the fair value of derivatives impacted the reported net margin for the quarter.

Certain cross currency interest rate exchange agreements which exchanged a fixed rate of foreign currency for a floating rate of U.S. dollars or a floating rate of foreign currency for a floating rate of U.S. dollars, previously classified as effective hedges under SFAS 133, were determined to be ineffective hedges. The change in fair value of these cross currency interest rate exchange agreements has been restated through the statement of operations rather than as an adjustment to other comprehensive income as previously reported. The adjustment to the fair value of derivatives impacted the reported net margin for the quarter.

Net periodic settlements for derivatives not qualifying as effective hedges have been reclassified on the statement of operations as SFAS 133 cash settlements. This adjustment to reclassify the cash settlements impacted the reported gross margin and operating margin for the quarter.

The following chart contains a reconciliation of the amounts reported for the quarter ended August 31, 2001 in the August 31, 2001 Form 10-Q and the restated amounts as currently reported.

Quarter ended
(Dollar amounts in thousands)	August 31, 2001
Gross margin as originally reported	$86,954
Reclassification of derivative cash settlements	(876)
Gross margin as restated	$86,078

Operating margin as originally reported	$28,498
Reclassification of derivative cash settlements	(876)
Operating margin as restated	$27,622

Net loss as originally reported	$(46)
SFAS 133 forward value change	66,160
Adjustment to cumulative effect of change in accounting principle	3,635
Net margin as restated	$69,749

These adjustments also impacted the financial results for the quarters ended November 30, 2001 and February 28, 2002. Refer to footnote 14 to CFC's Form 10-K for the year ended May 31, 2002 for more information about these restatements.

(2)	Loans to Members

The following chart provides a breakout of the loans outstanding by loan program and member class.

	August 31, 2002	May 31, 2002
Long-term loans:
Electric systems	$11,988,744	$11,975,880
Telecommunication systems	4,794,661	4,833,119
Total long-term loans	16,783,405	16,808,999
Intermediate-term loans:
Electric systems	211,764	208,287
Telecommunication systems	12,969	7,298
Total intermediate-term loans	224,733	215,585
Line of credit loans:
Electric systems	1,047,301	1,002,459
Telecommunication systems	219,710	226,113
Total line of credit loans	1,267,011	1,228,572
Loans guaranteed by RUS	243,376	242,574
Nonperforming and restructured loans	1,549,838	1,551,379
Total loans	20,068,363	20,047,109
Less: Allowance for loan losses	(542,941)	(506,742)
Net loans	$19,525,422	$19,540,367
Total by member class:
Distribution	$11,932,665	$11,866,442
Power supply	2,627,507	2,624,039
Statewide and associate	477,783	481,552
Telecommunication systems	5,030,408	5,075,076
Total	$20,068,363
		$20,047,109

At August 31, 2002 and May 31, 2002, mortgage notes representing approximately $6,529 million and $6,144 million, respectively, related to outstanding long-term loans to members were pledged as collateral to secure collateral trust bonds under the 1994 indenture. In addition, $2 million of cash was pledged under the 1972 indenture at August 31, 2002 and May 31, 2002. Both the 1972 indenture and the 1994 indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC's revolving credit agreements (see Note 4), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding. Collateral trust bonds outstanding at August 31, 2002 and May 31, 2002 were $5,720 million and $5,819 million, respectively.

(3)	Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level considered to be adequate in relation to the credit quality and amount of its loan and guarantee portfolio. On a quarterly basis, CFC prepares an analysis of the adequacy of the loan loss allowance based on a variety of factors (including the financial performance of its borrowers and the effect of general economic conditions) and makes adjustments to the allowance as necessary. The allowance is based on estimates, and accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized below for the three months ended August 31, 2002 and the year ended May 31, 2002.

(Dollar amounts in thousands)	August 31, 2002	May 31, 2002
Balance at beginning of year	$506,742	$331,997
Provision for loan losses	36,199	199,349
Charge-offs	-	(34,191)
Recoveries	-	9,587
Balance at end of period	$542,941	$506,742

Loan loss allowance as a percentage of:
Total loans outstanding	2.71%	2.53%
Total loans and guarantees outstanding	2.46%	2.29%
Total nonperforming and restructured loans outstanding	35.03%	32.66%

(4)	Credit Arrangements

As of August 31, 2002 and May 31, 2002, CFC had three revolving credit agreements totaling $3,706 million and $4,562 million, respectively, which are used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation ("NCSC") and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under a three-year agreement, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. In connection with this facility, CFC pays a per annum facility fee of 0.125 of 1% based on CFC's senior unsecured credit ratings per a pricing schedule in the credit agreement.

At August 31, 2002 there were two 364-day agreements totaling $2,678 million that expire on June 30, 2003. Under one 364-day agreement, CFC may borrow $2,378 million. This credit agreement was entered into with a syndicate of 17 banks with JPMorgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, JPMorgan Chase Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and The Bank of Nova Scotia, ABN AMRO Bank, N.V. and Bank One, N.A. as Documentation Agents. In addition, CFC entered into a second 364-day agreement for $300 million with a syndicate of six banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent, ABN AMRO Bank, N.V. as Syndication Agent and The Bank of Tokyo-Mitsubishi, Ltd., JP Morgan Chase Bank and Banc of America Securities LLC as Documentation Agents. Both agreements have a revolving credit period that terminates on June 30, 2003 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period with a .250 of 1% per annum fee on the outstanding principal amount of the term loan.

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

As of August 31, 2002 and May 31, 2002, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the facilities, CFC classified $3,706 million of its notes payable outstanding as long-term debt at August 31, 2002 and May 31, 2002. CFC expects to maintain more than $3,706 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the credit agreements totaling $3,706 million discussed above, subject to the conditions therein.

(5)	Derivative Financial Instruments

Interest Rate Exchange Agreements

At August 31, 2002 and May 31, 2002, CFC was a party to interest rate exchange agreements with a total notional amount of $13,245 million and $12,667 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

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

In interest rate exchange agreements in which CFC receives a fixed rate, the fixed rate is equal to the rate on the underlying debt, and the rate that CFC pays is tied to the rate earned on the asset funded. In interest rate exchange agreements in which CFC receives a variable rate, the variable rate is tied to the same index as the variable rate CFC pays on the underlying debt and the rate that CFC pays is tied to the rate earned on the asset funded

At August 31, 2002 and May 31, 2002, all of CFC's interest rate exchange agreements do not qualify for hedge accounting; therefore, all changes in fair value are recorded in the combined statement of operations. The net impact on earnings for the three months ended August 31, 2002 was a gain of $169 million, which includes net amortization of $4 million related to the long-term debt valuation allowance and the transition adjustment recorded as an other comprehensive loss on June 1, 2001. These adjustments will be amortized into earnings over the remaining life of the agreements. Approximately $19 million is expected to be amortized over the next 12 months. The amortization will continue through April 2029, the final maturity date for interest rate exchange agreements included in the transition adjustment. CFC's interest rate exchange agreements are summarized below.

At August 31, 2002 and May 31, 2002, interest rate exchange agreements with a total notional amount of $3,920 million and $3,892 million, respectively, in which CFC pays a fixed rate and receives a variable rate based on a 30-day composite commercial paper index, were used to synthetically fix the rate on CFC commercial paper used to fund long-term fixed rate loans.

At August 31, 2002 and May 31, 2002, interest rate exchange agreements with a total notional amount of $1,100 million and $1,800 million, respectively, in which CFC pays a variable rate based on a 30-day composite commercial paper index and receives a LIBOR based rate, were used to synthetically change the rate on floating collateral trust bonds and medium-term notes from a variable LIBOR rate to the 30-day commercial paper rate. CFC synthetically changes the rate from a LIBOR based rate to a commercial paper based rate because its long-term variable interest rate is based on the cost of its short-term debt, primarily commercial paper.

At August 31, 2002 and May 31, 2002, interest rate exchange agreements with a total notional amount of $650 million, in which CFC pays a fixed rate and receives a LIBOR based rate, were used to synthetically change the rate on debt from a variable rate to a fixed rate.

At August 31, 2002 and May 31, 2002, interest rate exchange agreements with a total notional amount of $7,575 million and $6,325 million, respectively, in which CFC pays a variable rate based on a 30-day composite commercial paper index and receives a fixed rate, were used to synthetically change the rate on debt from fixed to variable.

The following table lists, by maturity date, the notional principal amounts of CFC's interest rate exchange agreements at August 31, 2002 and May 31, 2002, respectively.

(Dollar amounts in thousands)		Notional Principal Amount				Notional Principal Amount
		August 31,	May 31,			August 31,	May 31,
Maturity Date		2002	2002	Maturity Date		2002	2002
August-2002	(1)	$-	$700,000	May-2006	(3)	$1,800,000	$1,800,000
December-2002	(1)	400,000	400,000	November-2006	(2)	150,000	150,000
January-2003	(2)	22,375	22,375	March-2007	(3)	500,000	500,000
February-2003	(3)	525,000	525,000	September-2007	(2)	71,841	73,074
February-2003	(2)	46,000	46,000	January-2008	(2)	14,000	14,000
April-2003	(2)	75,000	75,000	July-2008	(2)	40,400	40,400
June-2003	(2)	48,000	48,000	September-2008	(2)	63,075	63,075
July-2003	(1)	700,000	700,000	October-2008	(2)	33,512	33,512
August-2003	(2)	600,000	600,000	April-2009	(2)	23,100	23,100
September-2003	(2)	87,370	87,370	August-2009	(3)	1,250,000	-
October-2003	(2)	38,961	38,961	October-2011	(2)	180,000	180,000
November-2003	(2)	270,188	270,875	January-2012	(2)	13,000	13,000
July-2004	(3)	1,000,000	1,000,000	February-2012	(2)	8,000	8,000
September-2004	(2)	9,460	9,460	March-2012	(3)	2,500,000	2,500,000
October-2004	(2)	141,700	141,700	December-2013	(2)	159,400	159,400
November-2004	(2)	512,500	512,500	August-2014	(2)	30,000	-
January-2005	(2)	758,000	758,000	June-2018	(2)	4,995	4,998
April-2005	(2)	93,730	93,730	December-2026	(2)	48,185	48,185
August-2005	(2)	475,000	475,000	September-2028	(2)	115,660	115,660
November-2005	(2)	270,188	270,875	April-2029	(2)	66,000	66,000
April-2006	(2)	100,000	100,000	Total		$13,244,640	$12,667,250

(1) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(2) Under these agreements, CFC pays a fixed rate of interest and receives a variable rate of interest.
(3) Under these agreements, CFC pays a variable rate of interest and receives a fixed rate of interest

All amounts that CFC paid and received related to the interest rate exchange agreements that did not qualify for hedge accounting for the quarters ended August 31, 2002 and 2001, were included in CFC's SFAS 133 cash settlements. All amounts that CFC paid and received related to interest rate exchange agreements that qualified for hedge accounting under SFAS 133 were included in cost of funds. The estimated forward value of CFC's interest rate exchange agreements was shown on the balance sheet due to the adoption of SFAS 133.

CFC would record a gain or loss from the termination of these interest rate exchange agreements. CFC is exposed to counterparty credit risk on interest rate exchange agreements if the counterparty to the interest rate exchange agreement does not perform pursuant to the agreement's terms. CFC only enters into interest rate exchange agreements with financial institutions with investment grade ratings.

Cross Currency Interest Rate Exchange Agreements

At August 31, 2002 and May 31, 2002, CFC had medium-term notes outstanding that were denominated in foreign currencies. CFC entered into cross currency interest rate exchange agreements related to each foreign denominated issue in order to synthetically change the foreign denominated debt to U.S. dollar denominated debt. At August 31, 2002 and May 31, 2002, CFC was a party to cross currency interest rate exchange agreements with a total notional amount of $1,262 million and $1,408 million, respectively.

*	Cross currency interest rate exchange agreements that are not designated as and do not qualify as hedges.

Cross currency interest rate exchange agreements with a total notional amount of $872 million at August 31, 2002 and May 31, 2002, in which CFC receives Euros and pays U.S. dollars and $146 million at May 31, 2002 in which CFC receives Yen and pays U.S. dollars are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate.

These currency agreements do not qualify for hedge accounting; therefore, all changes in fair value are recorded in the combined statement of operations. The net impact on earnings for the three months ended August 31, 2002 was a gain of $68 million.

*	Cross currency interest rate exchange agreements that are designated as and qualify as hedges.

At August 31, 2002 and May 31, 2002, cross currency interest rate exchange agreements with a total notional amount of $390 million in which CFC receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency interest rate exchange agreements to the critical terms of the hedged debt. All effective changes in forward value on these cross currency interest rate exchange agreements are recorded as other comprehensive income and reported in the combined statement of changes in equity. The net impact was other comprehensive income for the three months ended August 31, 2002 of $9 million. No amount related to ineffectiveness was recorded in the combined statement of operations for the three months ended August 31, 2002 and 2001. These cross currency interest rate exchange agreements mature in February 2006.

The following chart provides details of CFC's outstanding cross currency interest rate exchange agreements at August 31, 2002.

Notional Principal Amount
(Currency amounts in thousands)		U.S.	Foreign	Exchange
Issue Date	Maturity Date	Dollars	Currency	Rate

March 14, 2002	March 14, 2007	$433,500	(2)	500,000	EU (1)	1.153
December 10, 2001	December 10, 2003	438,850	(2)	500,000	EU (1)	1.139
February 24, 1999	February 24, 2006	390,250		350,000	EU (1)	0.8969

(1) EU - Euros

(2) These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate or from a foreign denominated variable rate to a U.S. dollar denominated variable rate.

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

CFC would record a gain or loss from the termination of these cross currency interest rate exchange agreements. CFC is exposed to counterparty credit risk and foreign currency risk on the cross currency interest rate exchange agreements if the counterparty to the agreement does not perform pursuant to the agreement's terms. CFC only enters into cross currency interest rate exchange agreements with financial institutions with investment grade ratings.

All amounts that CFC pays and receives related to the cross currency interest rate exchange agreements that do not qualify for hedge accounting are included in SFAS 133 cash settlements. All amounts that CFC pays and receives related to cross currency interest rate exchange agreements that do qualify for hedge accounting under SFAS 133 are included in cost of funds. The estimated forward value of CFC's cross currency interest rate exchange agreements was shown on the balance sheet due to the adoption of SFAS 133.

(6)	Members' Subordinated Certificates

Members' subordinated certificates are subordinated obligations purchased by members as a condition of membership and in connection with CFC's extension of long-term loans and guarantees. Those certificates issued as a condition of membership (subscription capital term certificates) generally mature 100 years from issue date and bear interest at 5% per annum. Those certificates issued as a condition of receiving a loan or guarantee generally mature at the same time or amortize proportionately with the credit extended, and either are non-interest bearing or bear interest at varying rates.

The proceeds from certain non-interest bearing subordinated certificates issued in connection with CFC's guarantees of tax-exempt bonds issued on behalf of members are pledged by CFC to the debt service reserve fund established in connection with the bond issue. Any earnings from the investment of the debt service reserve fund inure solely to the benefit of the member.

(7) Equity

On September 3, 2002, CFC's Board of Directors authorized the retirement of $74 million of allocated net margins. This amount represented 70% of the net margin allocated for fiscal year 2002 and one-ninth of the net margins allocated for fiscal years 1991, 1992 and 1993. Under current policy, the remaining 30% of the fiscal year 2002 allocation will be retained by CFC and used to fund operations for 15 years and then retired. The retirement of net margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008. After that time and under current policy, retirements will be comprised of the 70% of net margins from the prior year and remaining portion of net margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter). The $74 million retired by CFC in September 2002 includes $18 million to RTFC. RTFC will retire 70% of its fiscal year 2002 margin, including the allocation from CFC in the third quarter of fiscal year 2003. Future retirements of allocated net margins will be made annually as determined by CFC's and RTFC's Boards of Directors with due regard for CFC's and RTFC's financial condition. The Boards of Directors for CFC and RTFC have the authority to change the policy for allocating and retiring net margins at any time.

In July 2002, CFC's Board of Directors approved the reclassification of the total retained and unallocated margins of $21.1 million to the members' capital reserve. CFC's Board of Directors established a members' capital reserve in which a portion of the annual net margin may be allocated and held by CFC as equity to increase equity retention.

At August 31, 2002 and May 31, 2002, the total equity included the following components:

(Dollar amounts in thousands)	August 31, 2002	May 31, 2002
Membership fees	$1,511	$1,510
Education fund	1,097	1,007
Members' capital reserve	37,454	16,329
Allocated net margin	351,849	352,085
Unallocated margin	24,068	21,125
Total members' equity	415,979	392,056
Cumulative effect of change in accounting principle/prior
year SFAS 133 forward value*	70,261	28,383
Current year SFAS 133 forward value*	236,745	41,878
Total retained equity	722,985	462,317
Accumulated other comprehensive loss*	(120,925)	(135,941)
Total equity	$602,060	$326,376

* Items related to adoption of SFAS 133.

(8)	Unadvanced Loan Commitments

As of August 31, 2002 and May 31, 2002, CFC had unadvanced loan commitments, summarized by type of loan.

(Dollar amounts in thousands)	August 31, 2002	May 31, 2002
Long-term	$6,049,915	$6,193,123
Intermediate-term	106,539	264,290
Short-term	4,815,111	4,821,764
Telecommunications	684,558	734,687
Total unadvanced loan commitments	$11,656,123	$12,013,864

Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed and for which loan contracts have been approved and executed, but funds have not been advanced. CFC may require additional information to assure itself that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the documents supplied to CFC. Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements. Collateral and security requirements for loan commitments are identical to those for advanced loans.

(9)	Guarantees

As of August 31, 2002 and May 31, 2002, CFC had guaranteed the following contractual obligations of its members.

(Dollar amounts in thousands)	August 31, 2002	May 31, 2002
Long-term tax-exempt bonds (1)	$934,090	$940,990
Debt portions of leveraged lease transactions (2)	38,324	41,064
Indemnifications of tax benefit transfers (3)	200,988	208,637
Letters of credit (4)	314,819	310,926
Other guarantees (5)	539,364	554,768
Total	$2,027,585	$2,056,385

(1)

The maturities for this type of guarantee run through 2026. CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of default by a system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to its guarantee. This repayment obligation is secured by a mortgage on all of the system's assets. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

Of the amounts shown above, $854 million and $859 million as of August 31, 2002 and May 31, 2002, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers.

(2)

The maturities for this type of guarantee run through 2024. CFC has guaranteed debt issued by NCSC in connection with leveraged lease transactions. The amounts shown represent loans from NCSC to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a CFC member. The loans are secured by the property leased and the owner's rights as lessor. NCSC borrowed the funds for these loans either under a CFC guarantee or directly from CFC.

(3)

The maturities for this type of guarantee run through 2015. CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. The amounts shown represent CFC's maximum potential liability at August 31, 2002 and May 31, 2002. However, the amounts of such guarantees vary over the lives of the leases. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured by a first lien on substantially all of the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in federal tax law, no further guarantees of this nature are anticipated.

(4)

The maturities for this type of guarantee run through 2013. CFC issues irrevocable letters of credit to support members' obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw. Interest would accrue from the date of the draw at CFC's variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. In addition to the letters of credit listed in the table above, under master letter of credit facilities, CFC may be required to issue up to an additional $77.4 million in letters of credit to third parties for the benefit of its members at August 31, 2002. At May 31, 2002, this amount was $57.2 million.

(5)

The maturities for this type of guarantee run through 2025. At August 31, 2002 and May 31, 2002, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $336 million and $345 million, respectively.

(10)	Contingencies

(a) At August 31, 2002 and May 31, 2002, CFC had nonperforming loans in the amount of $1,008 million and $1,011 million, respectively. At August 31, 2002 and May 31, 2002, all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $12 million for the three months ended August 31, 2002 and $0 for the prior year period. At August 31, 2001, CFC had $1 million of nonperforming loans.

At August 31, 2002 and May 31, 2002, CFC had restructured loans in the amount of $542 million and $540 million, respectively. A total of $535 million and $534 million of the restructured loans at August 31, 2002 and May 31, 2002, respectively, were on accrual status with respect to the recognition of interest income. CFC accrued a total of $9 million and $10 million of interest income on restructured loans during the three months ended August 31, 2002 and August 31, 2001, respectively. The effect of not accruing interest income at the stated rates on restructured loans was an increase in interest income of $3 million and a decrease in interest income of $16 million for the three months ended August 31, 2002 and 2001, respectively. See Note 10(c) for further explanation. At August 31, 2001, CFC had $1,500 million of restructured loans.

(b) CFC classified $1,550 million and $1,553 million, respectively, of the amount described in Note 10(a) as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15 and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an Amendment of SFAS 114 at August 31, 2002 and May 31, 2002. CFC reserved $192 million and $202 million of the loan loss allowance for such impaired loans at August 31, 2002 and May 31, 2002, respectively. The amount of loan loss allowance allocated for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $9 million and $10 million on loans classified as impaired during the three months ended August 31, 2002 and August 31, 2001, respectively. The average recorded investment in impaired loans for the three months ended August 31, 2002 was $1,550 million compared to $1,523 million for the year ended May 31, 2002.

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

(c) Deseret Generation & Transmission Co-operative ("Deseret") is a power supply member of CFC located in Utah. Deseret owns and operates the Bonanza generating plant ("Bonanza") and owns a 25% interest in the Hunter generating plant along with a system of transmission lines. Deseret also owns and operates a coal mine through its Blue Mountain Energy subsidiary. In 1996, Deseret and CFC entered into an Obligations Restructuring Agreement ("ORA") that required Deseret to make quarterly payments to CFC and required CFC to perform under its guarantees of Deseret's debt and lease obligations. In addition, 80% of any excess cash flow, as determined by formula in the ORA, is paid to CFC within 90 days of the close of the calendar year. In connection with the ORA, on October 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740 million from RUS for the sum of $239 million. The member systems of Deseret purchased from CFC, for $55 million, a participation interest in the RUS debt. The participation agreement allows the Deseret member distribution systems to put the participations back to CFC unconditionally on December 31, 2019.

Deseret has made all payments required under the ORA signed in October 1996, including $124 million of excess cash payments. During fiscal year 2002, CFC received quarterly cash flow payments totaling $34 million and in addition received excess cash payments totaling $54 million. During the quarter ended August 31, 2002, CFC received a minimum cash flow payment of $9 million. Under the ORA, CFC keeps 75% of excess cash payments and applies the remaining 25% against the balance of the member participation loans. CFC has no net principal loss on its loans to Deseret. Subsequent to the end of the quarter, on September 30, 2002, CFC received the required $9 million quarterly minimum payment from Deseret.

At August 31, 2002 and May 31, 2002, CFC had the following exposure to Deseret:

(Dollar amounts in millions)	August 31, 2002	May 31, 2002
Loans outstanding (1)	$535	$534
Guarantees outstanding:
Tax benefit transfers	1	1
Mine equipment leases	34	36
Letters of credit	30	29
Other (2)	13	12
Total guarantees	78	78
Total exposure	$613	$612

(1) As of August 31, 2002, the loan balance of $535 million to Deseret is comprised of $176 million of cash flow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC, $266 million related to the redemption of the Bonanza secured lease obligation bonds, $65 million related to the purchase of RUS loans, $18 million related to the original CFC loan to Deseret and $10 million related to the settlement of the foreclosure litigation.
(2) Other guarantees include a guarantee of certain operational and maintenance expenses.

Based on its analysis, CFC believes that it has adequately reserved for any potential loss on its loans and guarantees to Deseret.

(d) At August 31, 2002 and May 31, 2002, CFC had a total of $1,003 million of loans outstanding to CoServ, a large electric distribution cooperative that provides retail electric service to residential and business customers in an area where there has been significant residential and commercial growth in and adjacent to its current service territory over the last few years. Total loans to CoServ at August 31, 2002 and May 31, 2002 represented 4.5% of CFC's total loans and guarantees outstanding. CoServ adopted a strategy to provide a broad range of utility and other related services to consumers both in its service territory and the newly developing areas adjacent to its service territory. The non-electric services are generally provided through its controlled affiliates, which have been funded primarily through advances from CoServ, and include natural gas, home-security, cable television and a variety of telecommunications services. CoServ had also made substantial loans to and equity investments in residential and commercial real estate development projects. CFC's loans to CoServ are secured by assets and revenues of the electric distribution system, real estate notes receivable, real estate properties and telecommunications assets. There is competition for substantially all services provided in the CoServ service territory.

At August 31, 2002 and May 31, 2002, all loans to CoServ were classified as nonperforming as CoServ is in default under its loan agreements with CFC. All loans have been on non-accrual status since January 1, 2001.

On June 17, 2002, CFC and CoServ Realty Holdings, L.P. ("CRH") filed with the United States Bankruptcy Court ("the Court") a joint plan of liquidation of CRH (the "Real Estate Plan"). The Real Estate Plan provides, among other things, that CRH will transfer all equity interests, cash, notes and accounts receivable, mortgage notes, properties, licensee rights and other assets of CRH and CRH entities engaged in realty investment and lending to entities controlled by CFC.

On June 24, 2002, CFC and CoServ filed with the Court a joint plan of reorganization of CoServ (the "Electric Plan"). On June 24, 2002, CFC, CoServ, L.L.C. d/b/a CoServ Communications, CoServ Telecom GP, L.L.C., DWB GP, Inc., CoServ Telecom Holdings, L.P., Multitechnology Services, L.P. d/b/a CoServ Broadband Services and Dallas Wireless Broadband, L.P. d/b/a CoServ Broadband (collectively, the "Telecom Debtors") filed with the Court a joint plan of liquidation of the Telecom Debtors (the "Telecom Plan").

On August 29, 2002, the Real Estate Plan was confirmed by the court. On September 11, 2002, the Electric Plan was confirmed by the Court. On October 11, 2002, the Real Estate Plan became effective. Entities controlled by CFC took possession of approximately $307 million of notes receivable from real estate developers, limited partnership interests in certain real estate developments and partnership interests in a hotel and golf course. CFC received approximately $27 million in cash from the lock box that was established to collect all payments on notes receivable from the developers. CFC reduced the outstanding loan balance to CoServ by the cash received and the fair value of the notes receivable and properties received less applicable costs. CFC will account for the developer notes, hotel and golf course as foreclosed assets. The majority of the developer notes mature over the next 3 years.

A confirmation hearing on the Telecom Plan is currently scheduled for October 25, 2002. CFC anticipates that the Telecom Plan will become effective in November 2002. Once the Telecom Plan is effective and CoServ's telecommunications assets have been transferred to entities controlled by CFC, CoServ electric will emerge from bankruptcy. CFC will provide a credit against the then outstanding loan balance equal to the fair value of the telecommunications assets received, less any applicable costs and payments to unsecured creditors of the telecommunications system and the electric utility. CFC will account for the telecommunications assets as foreclosed assets.

CoServ will continue to operate as an electric distribution cooperative. CoServ will begin to make quarterly payments to CFC, which will continue for 35 years. CFC will classify the outstanding balance on the loan to CoServ as restructured and maintain it on non-accrual status. Under the Electric Plan, CFC may be obligated to provide up to $200 million of capital expenditure loans to CoServ over the next 10 years. If Coserv requests capital expenditure loans from CFC, the loans will be approved with the same standard terms that are offered to all electric distribution members.

Post confirmation, CFC's legal claim against CoServ will be limited to CoServ's debt obligations to CFC. CoServ will have no claim against CFC related to any of the legal actions it asserted prior to or during the bankruptcy proceedings.

Based on its analysis, CFC believes that it is adequately reserved for any potential loss on its loans to CoServ.

(11)	Segment Information

CFC operates in two business segments - rural electric lending and rural telecommunications lending. For the quarter ended August 31, 2001, the financial information for these two segments was presented based on the combined financial statements and the stand-alone RTFC financial statements. The amount reported for the electric systems represented the total earned on loans from CFC to its electric members and RTFC. The amount reported for the telecommunications systems represented the incremental amount earned on its CFC loans that it re-lent to the telecommunications systems. These were the reports reviewed by management on a regular basis.

During the quarter ended February 28, 2002, the methodology changed based on new reports that are reviewed by management. The schedules that follow reflect the new methodology for all periods presented. The new presentation provides a breakout of the income statement between electric loans and telecommunications loans that reflects the full gross margin earned by each portfolio. The telecommunications system income statement now represents the total earned on telecommunications loans at both the CFC and RTFC levels. The electric system income statement is now only the amount earned on loans to electric member systems. The income is allocated to either segment based on actual income earned on loans to electric member systems and telecommunications member systems. The cost of funding is allocated based on current matched funding and risk management policies. Operating expenses and the SFAS 133 forward value are allocated based on total average loan volume. The loan loss provision is allocated based on the August 31, 2002 loan loss analysis. On the balance sheet, there is no change to the breakout of loans outstanding between electric member systems and telecommunications member systems. The loan loss allowance is allocated between the two segments based on the August 31, 2002 loan loss analysis. All other assets are allocated based on the total average loan volume. Using the methodology described above, financial information reported for the telecommunications systems segment will not agree to summary financial information for RTFC as a stand-alone entity.

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

The following chart contains income statement information for the three months ended August 31, 2002 and balance sheet information at August 31, 2002.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$191,251	$87,875	$279,126
Cost of funds	164,883	69,308	234,191
Gross margin	26,368	18,567	44,935

General and administrative expenses	7,305	2,449	9,754
Provision for loan losses	21,599	14,600	36,199
Operating (loss)/margin	(2,536)	1,518	(1,018)

SFAS 133 cash settlements	17,662	7,424	25,086
SFAS 133 forward value	177,294	59,451	236,745
Net margin	$192,420	$68,393	$260,813

Assets:
Loans outstanding, net	$14,648,414	$4,877,008	$19,525,422
Other assets	1,507,641	505,551	2,013,192
Total assets	$16,156,055	$5,382,559	$21,538,614

The following chart contains income statement information for the three months ended August 31, 2001 and balance sheet information at August 31, 2001.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$224,697	$103,132	$327,829
Cost of funds	170,694	71,057	241,751
Gross margin	54,003	32,075	86,078

General and administrative expenses	5,429	2,027	7,456
Provision for loan losses	26,700	24,300	51,000
Operating margin	21,874	5,748	27,622

SFAS 133 cash settlements	619	257	876
SFAS 133 forward value	9,369	3,499	12,868
Cumulative effect of change
in accounting principle	20,666	7,717	28,383
Net margin	$52,528	$17,221	$69,749

Assets:
Loans outstanding, net	$14,103,049	$5,028,771	$19,131,820
Other assets	597,820	223,250	821,070
Total assets	$14,700,869	$5,252,021	$19,952,890

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

*

Liquidity - CFC depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and to fulfill its obligations under its guarantees and repurchase agreements, if necessary. CFC's past ability to access the capital markets is not a guarantee that it will be able to access the markets in the future. CFC's long-term debt ratings were downgraded in fiscal year 2002 and the outlook remains negative. Further downgrades or other events that deny or limit CFC's access to the capital markets could negatively impact its operations. CFC has no control over certain items that are considered by the credit rating agencies as part of the rating for CFC, such as the overall outlook for the electric and telecommunications industries.

*

Gross margin - CFC earned a gross margin spread, including Statement of Financial Accounting Standards ("SFAS") 133 cash settlements, of 1.69% on its loans during fiscal year 2002. The gross margin spread budgeted for fiscal year 2003 is less than the amount for fiscal year 2002. During the three months ended August 31, 2002, CFC earned a gross margin spread, including SFAS 133 cash settlements, of 1.37% on its loans. Additional competition from sources competing for rural electric and telephone loan business could cause further reduction in the gross margin earned by CFC.

*

Customer choice - The passage of customer choice laws could have a negative impact on CFC's power supply systems. Laws are being passed by individual states, all of which differ in some aspect. At this time, it is impossible to predict the time frame for states to pass customer choice legislation and the impact, if any, it may have on CFC's power supply systems.

*

Restructured borrowers - Although Deseret Generation and Transmission Cooperative ("Deseret") is currently performing as required and has made significant amounts of excess cash flow payments, its past performance does not guarantee that it will be able to meet all of the minimum payment requirements through 2025 or that it will continue to generate excess cash flow. The calculated impairment would increase and the loan accrual rate would be reduced if Deseret were not able to meet the minimum payments as required by the restructure agreement and generated no future excess cash flow. Denton County Cooperative, Inc. d/b/a/ CoServ Electric ("CoServ") and CFC have filed joint plans of liquidation and reorganization to resolve the CoServ bankruptcy. The calculated impairment would increase if CoServ were not able to perform as required by the joint plans of liquidation and reorganization.

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

21

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
*

Derivative accounting - The required accounting for derivative financial instruments has caused increased volatility in CFC's reported net margin. A standard market does not exist for CFC's derivative instruments, therefore the fair value is based on quotes obtained from CFC's counterparties.

*

Rating triggers - A total of $10,243 million of interest rate exchange agreements include rating triggers based on CFC's senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. If CFC's rating from either agency drops below the level specified in the agreement, the counterparty may, but is not obligated to, terminate the agreement. The parties are required to make all payments related to the termination of the agreement. If CFC's ratings fall to Baa1/BBB+, the counterparty may terminate agreements with a total notional amount of $2,130 million. CFC's ratings would have to fall below Baa1/BBB+ before the counterparty may terminate the agreement on the remaining total notional amount of $8,113 million.

The forward-looking statements are based on management's then current views and assumptions regarding future events and operating performance. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Throughout this discussion, the term members' equity refers to total equity excluding the SFAS 133 forward value, cumulative effect of change in accounting principle and the accumulated other comprehensive income or loss. CFC presents members' equity this way because the financial covenants in its revolving credit agreements are calculated based on financial results excluding the impact of SFAS 133. Additionally, CFC believes that excluding the impact of SFAS 133 is a better measure of financial performance. As long as CFC holds its derivative instruments to maturity, adjustments to record the forward value of the derivatives will reverse over time.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC's net margin is subject to fluctuation as interest rates change. Management has established a 1.10 TIER as its minimum operating objective. TIER is a measure of CFC's ability to cover the interest expense on funding. TIER is calculated by dividing the cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds. CFC's TIER for the three months ended August 31, 2002 and 2001 was 2.11 and 1.17, respectively. The TIER excluding the SFAS 133 forward value from net margin and including SFAS 133 cash settlements in the cost of funds at August 31, 2002 and 2001 was 1.12. CFC believes that the TIER calculation excluding the SFAS 133 forward value and including the SFAS cash settlements is a better measure of its performance. As long as CFC holds its derivative instruments to maturity and CFC and its counterparties perform in accordance with the terms of the instruments, there will be no impact on earnings or cash flow over the life of the derivative as a result of adopting SFAS 133. It is CFC's policy to hold derivatives to maturity.

The following charts detail the results for the three months ended August 31, 2002 versus August 31, 2001.

	For the three months ended		Increase/
(Dollar amounts in millions)	August 31, 2002	August 31, 2001	(Decrease)
Operating income	$279	$328	$(49)
Cost of funds	234	242	(8)
Gross margin	45	86	(41)
General and administrative expenses	10	7	3
Provision for loan losses	36	51	(15)
Total expenses	46	58	(12)
Operating (loss)/margin	(1)	28	(29)
SFAS 133 cash settlements	25	1	24
SFAS 133 forward value	237	13	224
Cumulative effect of change in accounting principle	-	28	(28)
Net margin	$261	$70	$191
TIER	2.11	1.17
TIER (1)	1.12	1.12

(1) Excluding the SFAS 133 forward value from net margin and including SFAS 133 cash settlements in the cost of funds.

The following chart shows net margins expressed as a percentage of average loans outstanding for the three months ended August 31, 2002 and August 31, 2001.

	For the three months ended		Increase/
	August 31, 2002	August 31, 2001	(Decrease)
Operating income	5.49%	6.58%	(1.09)%
Cost of funds	4.61%	4.85%	(0.24)%
Gross margin	0.88%	1.73%	(0.85)%
General and administrative expenses	0.19%	0.15%	0.04%
Provision for loan losses	0.71%	1.02%	(0.31)%
Total expenses	0.90%	1.17%	(0.27)%
Operating (loss)/margin	(0.02)%	0.56%	(0.58)%
SFAS 133 cash settlements	0.49%	0.02%	0.47%
SFAS 133 forward value	4.66%	0.25%	4.41%
Cumulative effect of change in accounting principle	-%	0.57%	(0.57)%
Net margin	5.13%	1.40%	3.73%
Net margin (1)	0.47%	0.58%	(0.11)%
Gross margin (2)	1.37%	1.75%	(0.38)%

(1) Excluding the SFAS 133 forward value and cumulative effect of change in accounting principle.
(2) Includes SFAS 133 cash settlements in the cost of funds.

Net margin for the three months ended August 31, 2002 increased by $191 million compared to the prior year period primarily due to a $224 million increase in the SFAS 133 forward value, a $24 million increase to SFAS 133 cash settlements and a $15 million decrease to the provision for loan losses offset by a decrease of $49 million to operating income. The $224 million increase in the SFAS 133 forward value during the three months ended August 31, 2002 is due to changes in the yield curve of the interest rate and cross currency exchange agreements estimated at August 31, 2002 as compared to the yield curve estimated at May 31, 2002. In most cases, variable interest rates have not increased as expected and in a decreasing interest rate environment, a rise in the fair value of fixed to variable exchange agreements usually occurs. CFC pays a variable rate on the majority of its exchange agreements. At August 31, 2002, CFC's interest rate and cross currency exchange agreements include $8,009 million, or 55%, of exchange agreements in which CFC synthetically changed the interest rate on the debt securities from fixed to variable and $4,570 million, or 31%, of exchange agreements in which CFC synthetically changed the interest rate on the debt securities from variable to fixed. The chart on page 22 indicates that CFC experienced a loss of $1 million from operations for the quarter ended August 31, 2002. The operating margin in the chart does not include the net settlements that CFC received on its interest rate and cross currency exchange agreements. During the three months ended August 31, 2002, CFC received a total of $25 million of payments from its exchange agreement counterparties. The cash received from the exchange agreement counterparties represents a reduction to CFC's cost of funds. Thus the operating margin including the amount received as cash settlements from exchange counterparties for the quarter ended August 31, 2002 was $24 million, compared to $29 million for the prior year period. Prior to the implementation of SFAS 133, the amounts that CFC received or paid as the net settlement on its exchange agreements during the reporting period were included in the cost of funding. This reporting has changed due to the requirements of SFAS 133. While the reporting requirements have changed, the economic impact on operations due to the net settlements received or paid is part of the gain or loss from operations for the period. The decreasing interest rate environment and the composition of CFC's exchange agreements that were settled during the three months ending August 31, 2002 resulted in an increase in the SFAS 133 cash settlements of $24 million over the prior year period. The $49 million decrease in operating income was due to the decrease in the yield on average loans outstanding caused by lower interest rates. During the quarter ended August 31, 2002, CFC determined that a total of $36 million was required as an addition to the loan loss reserve, representing a decrease of $15 million compared to the amount added at August 31, 2001.

Average loan volume for the three months ended August 31, 2002 was $20,158 million, an increase of $386 million, or 2%, over the average loan volume of $19,772 million for the prior year period. The gross margin earned on loans for the three months ended August 31, 2002 including SFAS 133 cash settlements was 137 basis points, a decrease of 38 basis points, or 22%, over the gross margin of 175 basis points for the prior year period. For the three months ended August 31, 2002, operating income decreased by $49 million, or 15%, and the cost of funds decreased by $8 million, or 3%, compared to the prior year period due to the reductions in interest rates. CFC's strategy of replacing dealer commercial paper with medium-term note funding increased CFC's funding costs for the three months ended August 31, 2002. As a result, reductions in operating income were greater than reductions in the cost of funds.

Liquidity and Capital Resources

Assets

At August 31, 2002, CFC had $21,539 million in total assets, an increase of $1,216 million, or 6%, from the balance of $20,323 million at May 31, 2002. Net loans outstanding to members totaled $19,525 million at August 31, 2002, a decrease of $15 million compared to a total of $19,540 million at May 31, 2002. Net loans represented 91% and 96% of total assets at August 31, 2002 and May 31, 2002, respectively. The remaining assets, $2,014 million and $783 million at August 31, 2002 and May 31, 2002, respectively, consisted of other assets to support CFC's operations, primarily cash and cash equivalents and derivative assets. Cash and cash equivalents totaling $1,090 million at August 31, 2002 increased by $872 million from the balance at May 31, 2002 of $218 million. This increase was due to CFC's issuance of $1,250 million global unsecured notes in August 2002 which was used to repay maturing commercial paper in September 2002. Also included in assets at August 31, 2002 and May 31, 2002 is $545 million and $193 million, respectively, of derivative assets attributable to the adoption of SFAS 133, which requires CFC to reflect the fair market value of its derivatives on the balance sheet. Derivative assets increased by $352 million due to the decreasing interest rate environment. Except as required for the debt service account and unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

Loans to Members

Net loan balances decreased by $15 million, or .08%, from May 31, 2002 to August 31, 2002. Gross loans increased by a total of $21 million, and the allowance for loan losses increased by $36 million, compared to the prior period. As a percentage of the portfolio, long-term loans represented 93% at August 31, 2002 and May 31, 2002 (including secured long-term loans classified as restructured and nonperforming). The remaining 7% at August 31, 2002 and May 31, 2002 consisted of secured and unsecured intermediate-term and line of credit loans.

Long-term fixed rate loans represented 61% and 60% of total long-term loans at August 31, 2002 and May 31, 2002, respectively. Loans converting from a variable rate to a fixed rate for the three months ended August 31, 2002 totaled $188 million, which was offset by $9 million of loans that converted from a fixed rate to a variable rate. For the three months ended August 31, 2001, loans converting from a variable rate to a fixed rate totaled $176 million, which was offset by $15 million of loans that converted from the fixed rate to the variable rate. This resulted in a net conversion of $179 million from a variable rate to a fixed rate for the three months ended August 31, 2002, compared to a net conversion of $161 million for the three months ended August 31, 2001. Approximately 57% of total loans carried a fixed rate of interest at August 31, 2002 compared to 56% at May 31, 2002.

The increase in total gross loans outstanding at August 31, 2002 was primarily due to increases of $39 million in short-term loans, $9 million in intermediate-term loans, and $1 million in RUS guaranteed loans offset by decreases of $26 million in long-term loans and $2 million in nonperforming and restructured loans. Loans outstanding to electric systems increased by $66 million from May 31, 2002 to August 31, 2002 offset by a decrease of $45 million to telecommunications systems. The increase to electric systems was due to increases of $66 million to distribution systems, $4 million to power supply systems and $3 million to associate members offset by a decrease of $7 million to statewide members. CFC does not anticipate that the significant growth in loans outstanding experienced over the past three fiscal years will continue due to the significant increase of insured loans and loan guarantees authorized by RUS. Loans from the FFB with an RUS guarantee represent the lowest cost option for rural electric utilities.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC provides credit products (loans, financial guarantees and letters of credit) to its qualified members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication associations and associated organizations.

The following chart summarizes loans and guarantees outstanding by member class at August 31, 2002 and May 31, 2002.

(Dollar amounts in millions)	August 31, 2002		May 31, 2002
Electric systems:
Distribution	$12,003	54%	$11,933	54%
Power supply	3,914	18%	3,929	18%
Associate & service members	1,143	5%	1,161	5%
Total electric systems	17,060	77%	17,023	77%
Telecommunication systems	5,036	23%	5,080	23%
Total	$22,096	100%	$22,103	100%

Credit Concentration

At August 31, 2002 and May 31, 2002, the total exposure outstanding to any one borrower or controlled group did not exceed 4.6% of total loans and guarantees outstanding. At August 31, 2002 and May 31, 2002, CFC had $5,178 million and $5,193 million, respectively, in loans, and $684 million and $701 million, respectively, in guarantees, outstanding to its ten largest borrowers. The amounts outstanding to the ten largest borrowers at August 31, 2002 and May 31, 2002, represented 26% of total loans outstanding and 34% of total guarantees outstanding. Total credit exposure to the ten largest borrowers at August 31, 2002 and May 31, 2002, represented 26% and 27%, respectively, of total loans and guarantees outstanding. At August 31, 2002 and May 31, 2002, the ten largest borrowers included two distribution systems, two power supply systems, one service organization, and five telecommunications systems.

Credit Limitation

In July 2002, CFC's Board of Directors approved a new credit limitation policy. The new policy sets the limit on total exposure and unsecured exposure based on CFC's assessment of the borrower's risk profile. The new policy limits are more restrictive than the prior policy. The Board of Directors must approve new loan requests from a borrower with a total exposure or unsecured exposure in excess of the limits in the policy.

Total exposure, as defined by the policy, includes the following:
*	Loans outstanding, excluding loans guaranteed by RUS,
*	CFC guarantees of the borrower's obligations,
*	Unadvanced loan commitments, and
*	Borrower guarantees to CFC of another member's debt.

The new policy was approved on July 23, 2002. During the period from July 24, 2002 to August 31, 2002, CFC's Board of Directors approved new loan and guarantee facilities totaling approximately $100 million to five borrowers that had a total or unsecured exposure in excess of the limits set forth in the credit limitation policy.

Security Provisions

Except when providing lines of credit and intermediate-term loans, CFC typically lends to its members on a secured basis. At August 31, 2002, a total of $1,697 million of loans were unsecured representing 8% of total loans. At May 31, 2002, a total of $1,687 million of loans was unsecured representing 8% of total loans. CFC's long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. At August 31, 2002 and May 31, 2002, a total of $285 million and $282 million, respectively, of guarantees were unsecured, representing 14% of total guarantees. Guarantees are secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At August 31, 2002 and May 31, 2002, CFC had a total of $1,982 million and $1,969 million, respectively, of unsecured loans and guarantees representing 9% of total loans and guarantees.

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

Once a borrower is classified as nonperforming, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At August

31, 2002 and May 31, 2002, CFC had $1,008 million and $1,011 million, respectively, of loans classified as nonperforming. At August 31, 2002 and May 31, 2002, all loans classified as nonperforming were on non-accrual status with respect to the recognition of interest income.

At August 31, 2002 and May 31, 2002, CFC had a total of $1,003 million in loans outstanding to CoServ. At August 31, 2002 and May 31, 2002, all loans to CoServ were classified as nonperforming as CoServ is in default under its loan agreements with CFC. Total loans to CoServ at August 31, 2002 and May 31, 2002 represented 4.5% of CFC's total loans and guarantees outstanding.

In June 2002, CoServ and CFC filed joint plans of liquidation and reorganization for each of CoServ's three business segments: real estate lending, telecommunications and electric distribution cooperative. The real estate plan became effective on October 11, 2002. On that date, CoServ transferred approximately $307 million of the real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in the real estate properties to entities controlled by CFC. CFC received approximately $27 million in cash from the lock box that was established to collect all payments on notes receivable from the developers. CFC anticipates that the telecom plan will become effective in November 2002. On the effective date, CoServ will transfer the telecommunications assets to entities controlled by CFC. CFC will reduce the loan balance to CoServ by the fair value of the assets received, less any associated costs and amounts paid to unsecured creditors. CFC will account for the assets received as foreclosed assets. Once the telecom plan is effective, CoServ will emerge from bankruptcy and continue to operate as an electric distribution utility. CoServ will be required to make quarterly payments to CFC over the next 35 years that total approximately $975 million. CFC will classify the outstanding loan to CoServ as restructured and in the near term after the effective date will maintain the restructured CoServ loan on non-accrual status.

Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cash flows. At August 31, 2002 and May 31, 2002, restructured loans totaled $542 million and $540 million, respectively.

A total of $535 million of loans was outstanding at August 31, 2002 to Deseret under the restructure agreement signed in October 1996. Under this agreement, Deseret is required to make quarterly payments to CFC through 2025. In addition, on an annual basis, CFC receives 80% of the excess cash generated by Deseret during the last calendar year (excess cash is calculated based on a formula in the restructure agreement). To date, Deseret has made all minimum payments as required and has made excess cash payments totaling $124 million or an average of approximately $25 million per year. CFC is currently accruing interest on the Deseret restructured loan at a rate of 7.00%. CFC keeps 75% of excess cash payments to apply against accrued interest and reduce the principal balance. The remaining 25% is applied against the member participation loans. CFC has no net write-off on its loans to Deseret.

On a quarterly basis, CFC reviews all nonperforming and restructured borrowers, as well as some additional borrowers, to determine if the loans to the borrower are impaired and/or to update the impairment calculation. CFC calculates an impairment for a borrower based on the expected future cash flow or the fair value of any collateral held by CFC as security for loan(s) to the borrower. In some cases, to estimate future cash flow CFC is required to make certain assumptions regarding, but not limited to the following:

*	changes to interest rates,
*	court rulings,
*	changes in collateral values, and
*	changes in economic conditions in the area in which the cooperative operates, and
*	changes to the industry in which the cooperative operates.

As events related to the cooperative take place and CFC's assumptions change, the impairment calculation will change. CFC adjusts the amount of its loan loss reserve allocated as specific reserves to cover the calculated impairments on a quarterly basis based on the most current information available. At August 31, 2002 and May 31, 2002, CFC had specifically reserved a total of $192 million and $202 million, respectively, to cover impairments.

Allowance for Loan Losses

CFC maintains an allowance for potential loan losses, which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral, and the effect of economic and industry conditions on its borrowers.

Since inception in 1969, CFC has recorded charge-offs totaling $133 million and recoveries totaling $27 million for a net loan loss amount of $106 million.

Management believes that the allowance for loan losses is adequate to cover any portfolio losses that may occur.

The following chart presents a summary of the allowance for loan losses for the three months ended August 31, 2002 and fiscal year ended May 31, 2002.

(Dollar amounts in millions)	August 31, 2002	May 31, 2002
Beginning balance	$507	$332
Provision for loan losses	36	199
Charge-offs, net	-	(24)
Ending balance	$543	$507

As a percentage of total loans outstanding	2.71%	2.53%
As a percentage of total loans and guarantees outstanding	2.46%	2.29%
As a percentage of total nonperforming and restructured loans outstanding	35.03%	32.66%

Subsequent to August 31, 2002, CFC wrote off $2 million to a borrower classified as impaired. At August 31, 2002, CFC had a specific reserve for this borrower of $2 million.

Liabilities and Equity

Liabilities and equity totaled $21,539 million at August 31, 2002, an increase of $1,216 million or 6% from the balance of $20,323 at May 31, 2002. The increase to total liabilities and equity at August 31, 2002 was due to a $607 million increase in long-term debt, a $252 million increase in SFAS 133 adjustments to equity, a $171 million increase in notes payable outstanding, a $102 million increase in the SFAS 133 liability, a $49 million net increase in accrued interest payable and other liabilities and a $35 million increase in members' equity and subordinated certificates. Total debt outstanding at August 31, 2002 was $18,649 million, an increase of $778 million compared to the May 31, 2002 balance of $17,871 million.

Notes Payable and Long-Term Debt
The following chart provides a breakout of debt outstanding.

			Increase/
(Dollar amounts in millions)	August 31, 2002	May 31, 2002	(Decrease)
Notes payable:
Commercial paper (1)	$3,482	$3,137	$345
Bank bid notes	200	100	100
Long-term debt with remaining maturities less than one year	2,609	2,883	(274)
Notes payable reclassified as long-term	(3,706)	(3,706)	-
Total notes payable	2,585	2,414	171
Long-term debt:
Collateral trust bonds	4,795	4,794	1
Medium-term notes	6,962	6,355	607
Notes payable reclassified as long-term	3,706	3,706	-
Long-term debt valuation allowance	1	2	(1)
Total long-term debt	15,464	14,857	607
Quarterly income capital securities	600	600	-
Total debt outstanding	$18,649	$17,871	$778

Percentage of fixed rate debt (2)	48%	50%
Percentage of variable rate debt (3)	52%	50%
Percentage of long-term debt	86%	86%
Percentage of short-term debt	14%	14%

(1) Includes $46 million and $45 million related to the daily liquidity fund at August 31, 2002 and May 31, 2002, respectively.

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

Medium-term notes increased due to CFC's debt issuance on August 29, 2002. CFC issued $1,250 million of 5.75% global unsecured notes due 2009 denominated in U.S. dollars and issued to investors in the United States, Europe and Asia. The issuance was registered with the Securities and Exchange Commission. The proceeds from these notes were used to repay commercial paper obligations maturing in September 2002 in line with CFC's goal to reduce reliance on dealer commercial paper. The notes were immediately swapped to a floating rate in order to fund CFC's variable rate loan pool.

Subordinated Certificates and Equity
The following chart provides a breakout of members' subordinated certificates and equity outstanding.

			Increase/
(Dollar amounts in millions)	August 31, 2002	May 31, 2002	(Decrease)
Subordinated certificates:
Membership certificates	$641	$641	$-
Loan certificates	872	860	12
Guarantee certificates	190	191	(1)
Total subordinated certificates	1,703	1,692	11
Equity:
Membership fees	2	2	-
Education fund	1	1	-
Members' capital reserve	37	16	21
Allocated net margin	352	352	-
Unallocated margin	24	21	3
Total members' equity	416	392	24
Cumulative effect of change in accounting
principle/prior year SFAS 133 forward value*	70	28	42
Current year SFAS 133 forward value*	237	42	195
Total retained equity	723	462	261
Accumulated other comprehensive loss*	(121)	(136)	15
Total equity	602	326	276
Total equity and certificates	$2,305	$2,018	$287

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

The increase to members' subordinated certificates and equity of $287 million for the three months ended August 31, 2002 is due to the increase in equity of $276 million primarily related to the changes in the fair value for certain derivatives as required by SFAS 133. Members' subordinated certificates increased $11 million related to the issuance of new loan certificates for loan advances. CFC does not believe that fluctuations in liabilities and equity from the adoption of SFAS 133 are permanent. These adjustments will reverse over time if CFC and the exchange agreement counterparties perform as required under the agreements. On September 3, 2002, CFC made a patronage capital retirement of $74 million, which represented 70% of the net margin allocated for fiscal year 2002 and one-ninth of the net margins allocated for fiscal years 1991, 1992 and 1993.

Contractual Obligations
The following table summarizes CFC's contractual obligations at August 31, 2002 and the related principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding						Remaining
Instrument	Balance	2003	2004	2005	2006	2007	Years
Notes payable (1)	$6,291	$5,545	$746	$-	$-	$-	$-
Long-term debt (2)	11,757	-	1,820	1,536	2,318	1,034	5,049
Quarterly income capital securities	600	-	-	-	-	-	600
Nonamortizing subordinated certificates	985	4	17	2	28	18	916
Total contractual obligations	$19,633	$5,549	$2,583	$1,538	$2,346	$1,052	$6,565

(1) Includes commercial paper, bank bid notes and long-term debt due in less than one year prior to reclassification of $3,706 million to long-term debt.
(2) Excludes $1 million for the long-term debt valuation allowance related to SFAS 133 and the $3,706 million reclassification from notes payable.

Loan subordinated certificates totaling $718 million amortize annually based on the outstanding balance of the related loan, therefore there is no scheduled amortization. Over the past three years, annual amortization on these certificates has averaged $22 million. In fiscal year 2002, amortization represented 4% of amortizing loan subordinated certificates outstanding.

Off-Balance Sheet

Guarantees
The following chart provides a breakout of guarantees outstanding by type.

			Increase/
(Dollar amounts in thousands)	August 31, 2002	May 31, 2002	(Decrease)
Long-term tax-exempt bonds	$934,090	$940,990	$(6,900)
Debt portions of leveraged lease transactions	38,324	41,064	(2,740)
Indemnifications of tax benefit transfers	200,988	208,637	(7,649)
Letters of credit	314,819	310,926	3,893
Other guarantees	539,364	554,768	(15,404)
Total	$2,027,585	$2,056,385	$(28,800)

The decrease in total guarantees outstanding for the three months ended August 31, 2002 was due primarily to decreases in the amount of NCSC commercial paper guaranteed by CFC and to normal amortization on tax-exempt bonds and tax benefit transfers.

The following table summarizes CFC's off-balance sheet obligations at August 31, 2002 and the related principal amortization and maturities by fiscal year.

(Dollar amounts in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
Instrument	Balance	2003	2004	2005	2006	2007	Years
Guarantees (1)	$2,028	$123	$128	$107	$136	$359	$1,175

(1) On a total of $854 million of pollution control bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not sold such bonds to other purchasers.

Unadvanced Commitments

At August 31, 2002, CFC had unadvanced commitments totaling $11,656 million, a decrease of $358 million compared to the balance of $12,014 at May 31, 2002. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been approved and executed, but funds have not been advanced. Approximately 45% and 44%, respectively, of the outstanding commitments at August 31, 2002 and May 31, 2002 were for short-term or line of credit loans. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most of these commitments. In addition, at August 31, 2002 and May 31, 2002, 36% and 37%, respectively, of outstanding commitments had been established under the power vision program. Under this program, CFC performed a review of the majority of its distribution borrowers and pre-approved them for a certain amount of loans. Amounts approved but not advanced are available for a period of five years. All above mentioned credit commitments contain material adverse change clauses, thus to qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved.

Unadvanced commitments do not represent off-balance sheet liabilities of CFC and have not been included in the chart summarizing off-balance sheet obligations on page 29. CFC has no obligation to advance amounts to a borrower that does not meet the minimum conditions in effect at the time the loan was approved. If there has been a material adverse change in the borrower's financial condition, CFC is not required to advance funds. Therefore, CFC classifies unadvanced commitments as contingent liabilities. Amounts advanced under these commitments would be classified as performing loans since the members are required to be in good financial condition to be eligible to receive the advance of funds.

Ratios and Revolving Credit Agreements

Leverage Ratio

CFC calculates the leverage ratio by dividing liabilities and guarantees outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of QUICS, members' subordinated certificates and total equity. Members' subordinated certificates and QUICS are treated as equity in the leverage calculation. The leverage ratio, based on the above formula, at August 31, 2002, was 7.03, a decrease from 7.45 at May 31, 2002. For the purpose of covenant compliance on the revolving credit agreements, the leverage ratio is adjusted to remove the impact of the SFAS 133 adjustments. The leverage ratio is adjusted to exclude the derivative liability and long-term debt valuation allowance from the total liabilities and guarantees outstanding and members' equity is substituted for total equity. At August 31, 2002 and May 31, 2002, the leverage ratio excluding the impact of SFAS 133 was 7.38 and 7.18, respectively. The increase in the leverage ratio compared to the prior year is primarily due to the issuance of $1,250 million unsecured notes in August 2002 which caused a temporary increase in liabilities outstanding prior to repaying approximately $1,000 million of commercial paper maturing in September 2002. CFC believes that the leverage ratio excluding the impact of SFAS 133 is a better measure of financial performance. As long as CFC holds its derivative instruments to maturity, adjustments to record the forward value of the derivatives will reverse over time. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

Debt to Adjusted Equity Ratio

The debt to adjusted equity ratio is calculated by dividing liabilities outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of members' subordinated certificates, QUICS, total equity and the loan loss allowance. Members' subordinated certificates and QUICS are treated as equity in the debt to adjusted equity calculation. The debt to adjusted equity ratio, based on the above formula, at August 31, 2002 was 5.33, a decrease from 5.59 at May 31, 2002. CFC also presents the debt to adjusted equity calculation excluding the impact of SFAS 133. The debt to adjusted equity calculation is adjusted to exclude the derivative liability and long-term debt valuation allowance from the total liabilities outstanding and members' equity is substituted for total equity. At August 31, 2002 and May 31, 2002, the debt to adjusted equity ratio excluding the impact of SFAS 133 was 5.53 and 5.39, respectively. The increase to the debt to adjusted equity ratio compared to the prior year was primarily due to the issuance of $1,250 million unsecured notes in August 2002 which caused a temporary increase in liabilities outstanding prior to repaying approximately $1,000 million of commercial paper maturing in September 2002. CFC believes that the debt to adjusted equity ratio excluding the impact of SFAS 133 is a better measure of financial performance. As long as CFC holds its derivative instruments to maturity, adjustments to record the forward value of the derivatives will reverse over time. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

CFC's management is committed to maintaining these ratios within a range required for a strong credit rating. CFC's policy regarding the purchase of loan subordinated certificates requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% of the loan for distribution systems, 7% of the loan for power supply systems and up to 14% on loans to any class of borrower for non-standard credit facilities. CFC also created a members' capital reserve, in which a portion of the net margin is held annually rather than allocated back to the members. CFC can allocate the members' capital reserve back to its members if necessary. CFC's management will continue to monitor the leverage and debt to adjusted equity ratios. If required, additional policy changes will be made to maintain the ratios within an acceptable range.

Revolving Credit Agreements

As of August 31, 2002 and May 31, 2002, CFC had three revolving credit agreements totaling $3,706 million and $4,562 million, respectively, which are used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation ("NCSC") and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under a three-year agreement, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. In connection with this facility, CFC pays a per annum facility fee of 0.125 of 1% based on CFC's senior unsecured credit ratings per a pricing schedule in the credit agreement.

At August 31, 2002 there were two 364-day agreements totaling $2,678 million that expire on June 30, 2003. Under one 364-day agreement, CFC may borrow $2,378 million. This credit agreement was entered into with a syndicate of 17 banks with JPMorgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, JPMorgan Chase Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and The Bank of Nova Scotia, ABN AMRO Bank, N.V. and Bank One, N.A. as Documentation Agents. In addition, CFC entered into a second 364-day agreement for $300 million with a syndicate of six banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent, ABN AMRO Bank, N.V. as Syndication Agent and The Bank of Tokyo-Mitsubishi, Ltd., JPMorgan Chase Bank and Banc of America Securities LLC as Documentation Agents. Both agreements have a revolving credit period that terminates on June 30, 2003 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period with a .250 of 1% per annum fee on the outstanding principal amount of the term loan.

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

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. For the purpose of the revolving credit agreements, the fixed charge coverage ratio is calculated by dividing net margin prior to the SFAS 133 forward value and the cumulative effect of change in accounting principle by the cost of funds including the SFAS 133 cash settlements. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and QUICS. Senior debt includes guarantees; however, it excludes:

*	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor's Corporation or Baa1 by Moody's Investors Service;
*	indebtedness incurred to fund the RUS guaranteed loans; and
*

the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor's Corporation or a financial strength rating of Aaa by Moody's Investors Service.

As of August 31, 2002 and May 31, 2002, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the facilities, CFC classified $3,706 million of its notes payable outstanding as long-term debt at August 31, 2002 and May 31, 2002. CFC expects to maintain more than $3,706 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the credit agreements totaling $3,706 million discussed above, subject to the conditions therein.

Asset/Liability Management
A key element of CFC's funding operation is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is CFC's policy to manage the match funding of asset and liability repricing terms within a range of 3% of total assets. At August 31, 2002, CFC had $10,865 million of fixed rate assets amortizing or repricing funded by $8,823 million of fixed rate liabilities maturing during the next 30 years and $1,920 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $122 million or 0.58% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, QUICS, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, and commercial paper, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

CFC makes use of an interest rate gap analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members' subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and the portfolio as a whole. There are no scheduled maturities for the members' equity, primarily unretired patronage capital allocations. The balance of members' equity is assumed to remain relatively stable since annual retirements have been approximately equal to the annual allocations of net margin. The non-amortizing members' subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing members' subordinated certificates and members' equity are first used to "fill" any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed to be funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or members' equity and members' certificates is used to calculate a TIER for each year and the portfolio as a whole. The schedule allows CFC to analyze the impact on the overall TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt.

The following chart shows the scheduled amortization and maturity of fixed rate assets and liabilities outstanding at August 31, 2002.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of August 31, 2002

(Dollar amounts in millions)		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$1,106	$4,031	$1,944	$2,181	$1,204	$399	$10,865
Total assets	$1,106	$4,031	$1,944	$2,181	$1,204	$399	$10,865

Liabilities and members' equity:
Long-term debt	$906	$3,782	$1,608	$1,437	$435	$655	$8,823
Subordinated certificates	95	122	446	516	258	96	1,533
Members' equity	-	-	-	228	159	-	387
Total liabilities and members' equity	$1,001	$3,904	$2,054	$2,181	$852	$751	$10,743

Gap (1)	$(105)	$(127)	$110	$-	$(352)	$352	$(122)
Cumulative gap	$(105)	$(232)	$(122)	$(122)	$(474)	$(122)
Cumulative gap as a % of total assets (2)	(0.50)%	(1.11)%	(0.58)%	(0.58)%	(2.26)%	(0.58)%

(1) Liabilities and members' equity less assets.
(2) Total assets represents total assets in the combined balance sheet less derivative assets.

Derivative and Financial Instruments
At August 31, 2002 and May 31, 2002, CFC was a party to interest rate exchange agreements with a total notional amount of $13,245 million and $12,667 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically fix the interest rate on $3,920 million as of August 31, 2002 and $3,892 million as of May 31, 2002 of its variable rate commercial paper. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $7,575 million and $6,325 million of collateral trust bonds and medium-term notes as of August 31, 2002 and May 31, 2002, respectively. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three-month LIBOR rate and CFC's variable commercial paper rate totaling $1,100 million and $1,800 million at August 31, 2002 and May 31, 2002, respectively. At August 31, 2002 and May 31, 2002, CFC was using interest rate exchange agreements to synthetically change the interest rate from variable to fixed on $650 million of collateral trust bonds and medium-term notes. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of August 31, 2002 and May 31, 2002, CFC was party to cross currency interest rate exchange agreements with a total notional amount of $1,262 million and $1,408 million, respectively, related to medium-term notes denominated in foreign currencies. The following chart provides details of CFC's outstanding cross currency interest rate exchange agreements at August 31, 2002.

		Notional Principal Amount
(Currency amounts in thousands)		U.S.		Foreign		Exchange
Issue Date	Maturity Date	Dollars		Currency		Rate
March 14, 2002	March 14, 2007	$433,500	(2)	500,000	EU (1)	1.153
December 10, 2001	December 10, 2003	438,850	(2)	500,000	EU (1)	1.139
February 24, 1999	February 24, 2006	390,250		350,000	EU (1)	0.8969

(1) EU - Euros

(2) These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate or from a foreign denominated variable rate to a U.S. dollar denominated variable rate.

CFC enters into an exchange agreement to sell the amount of foreign currency received from the investor for U.S. dollars on the issuance date and to buy the amount of foreign currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss (except in the case of CFC or a counterparty default or unwind of the transaction) which might otherwise have been produced by the foreign currency borrowing.

Market Risk

CFC's primary market risks are interest rate risk and liquidity risk. CFC is also exposed to counterparty risk as a result of entering into interest rate and cross currency interest rate exchange agreements.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, QUICS, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 32). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets. At August 31, 2002 and May 31, 2002, fixed rate loans funded by variable rate debt represented 0.58% and 0.43% of total assets excluding derivative assets, respectively. At August 31, 2002, CFC had $122 million of excess fixed rate assets compared to fixed rate liabilities and members' equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, members' subordinated certificates and members' equity to fund variable rate loans. At August 31, 2002 and May 31, 2001, 43% and 44%, respectively, of loans carried variable interest rates.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years. These loans are funded by variable rate commercial paper, bank bid notes, collateral trust bonds, medium-term notes, non-interest bearing members' subordinated certificates and members' equity. The average maturity of commercial paper and bank bid notes is typically 25 and 20 days, respectively. The collateral trust bonds and medium-term notes are issued for longer periods than commercial paper, but typically much shorter than the maturity of the loans. Loan subordinated certificates are issued for the same period as the related loan. Thus, CFC is at risk if it is unable to continually roll over its commercial paper balance or issue other forms of variable rate debt to support its variable rate loans. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At August 31, 2002 and May 31, 2002, CFC had a total of $3,706 million and $4,562 million in revolving credit agreements and bank lines of credit.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart below). CFC also maintains shelf registrations with the Securities and Exchange Commission for its collateral trust bonds, medium-term notes and QUICS. At August 31, 2002 and May 31, 2002, CFC had effective shelf registrations totaling $2,875 million related to collateral trust bonds, $3,927 million and $5,299 million, respectively, related to medium-term notes and $275 million and $75 million, respectively, related to QUICS. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At August 31, 2002 and May 31, 2002, CFC had $165 million and $85 million, respectively, of commercial paper and $1,561 million and $1,707 million, respectively, of medium-term notes outstanding to European and Asia Pacific investors. As of August 31, 2002, CFC had total issuance authority of $1,000 million related to commercial paper and $4,000 million related to medium-term notes under these programs.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements and cross currency interest rate exchange agreements. To mitigate this risk, CFC only enters into these agreements with highly-rated counterparties. At August 31, 2002 and May 31, 2002, CFC was a party to $13,245 million and $12,667 million, respectively, of interest rate exchange agreements and $1,262 million and $1,408 million, respectively, of cross currency interest rate exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under any of these agreements. At August 31, 2002, CFC's interest rate exchange agreement and cross currency interest rate exchange agreement counterparties had credit ratings ranging from BBB+ to AAA as assigned by Standard & Poor's Corporation.

Rating Triggers

There are rating triggers associated with $10,243 million of interest rate exchange agreements. The rating trigger is based on CFC's senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (medium-term note ratings from chart below). In all cases, if the rating on CFC's senior unsecured debt from either agency falls below the level indicated in the agreement, the counterparty may, but is not obligated to, terminate the agreement. Upon termination both parties would be required to make all payments that might be due to the other party. If CFC's ratings fall to Baa1/BBB+, the counterparty may terminate agreements with a notional amount of $2,130 million. CFC's ratings would have to fall below Baa1/BBB+ before the counterparty may terminate the agreement on the remaining notional amount of $8,113 million.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody's Investors Service, Standard & Poor's Corporation and Fitch, Inc. The following table presents CFC's credit ratings at August 31, 2002 and May 31, 2002.

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

As a result of the level of increased exposure to CoServ and telecommunications systems, as well as the general negative outlook for electric utilities related to the problems experienced in California, all three of the rating agencies have CFC's ratings on negative outlook.

Member Investments
At August 31, 2002 and May 31, 2002, CFC's members provided 16.2% and 16.4%, respectively, of total capitalization as follows:

MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

	August 31,	% of	May 31,	% of
(Dollar amounts in millions)	2002	Total (1)	2002	Total (1)
Commercial paper (2)	$972	28%	$956	31%
Medium-term notes	270	3%	235	3%
Members' subordinated certificates	1,703	100%	1,692	100%
Members' equity	416	100%	392	100%
Total	$3,361		$3,275
Percentage of total capitalization	16.2%		16.4%

(1) Represents the percentage of each line item outstanding to CFC members.
(2) Includes $46 million and $45 million related to the daily liquidity fund at August 31, 2002 and May 31, 2002, respectively.

The total amount of member investments increased at August 31, 2002 compared to May 31, 2002 due to the $35 million increase in member medium-term notes, the $24 million increase in members' equity, the $16 million increase in member commercial paper and the $11 million increase in members' subordinated certificates. While the member medium-term notes increased by $35 million during the three-month period ended August 31, 2002, total medium-term notes issued by CFC increased by $433 million. In addition, total commercial paper investments increased during the three months ended August 31, 2002 by $345 million, while the member commercial paper investments only increased by $16 million. The impact of this activity was a decrease in the percentage of member investments as compared to total investments. Total capitalization includes notes payable, long-term debt excluding the SFAS 133 long-term debt valuation allowance, QUICS, members' subordinated certificates and members' equity. Total capitalization at August 31, 2002, was $20,767 million, an increase of $813 million over the total capitalization of $19,954 million at May 31, 2002. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 18.3% and 18.5% at August 31, 2002 and May 31, 2002, respectively. Total capitalization at August 31, 2002, using total equity rather than members' equity, was $20,953 million compared to $19,888 million at May 31, 2002.

Financial and Industry Outlook

Loan Growth
During fiscal year 2002, CFC experienced aggregate loan growth of $363 million or 2%. During the three months ended August 31, 2002, CFC experienced loan growth of $21 million or 0.1%. It is anticipated that loan growth during the next few years will continue to be moderate. For its fiscal year ending September 30, 2003, RUS is expected to have authority for direct lending of $1.3 billion and $2.7 billion of authority for loan guarantees. Loans from the FFB with an RUS guarantee represent a lower cost option for rural electric utilities compared to CFC. CFC anticipates that the majority of its electric loan growth will come from the approximately 221 distribution system borrowers that have fully prepaid their RUS loans and cannot borrow under the insured loan program from RUS for ten years after the prepayment and from distribution system borrowers that cannot wait the 12 to 24 months it may take RUS to process and fund the loan and power supply systems. CFC anticipates that telephone loan growth will moderate due to the slower pace of both infrastructure capital requirements and financing for access line acquisition.

Liquidity

At August 31, 2002, CFC had $3,682 million of commercial paper and bank bid notes and $2,609 million of medium-term notes and collateral trust bonds scheduled to mature during the next twelve months. CFC's members held commercial paper totaling $972 million or approximately 26% of the total commercial paper and bank bid notes outstanding at August 31, 2002. Commercial paper issued through dealers and bank bid notes represented 15% of CFC's total debt outstanding at August 31, 2002. At August 31, 2002, CFC had $1 billion of the $1.25 billion proceeds received from CFC's August 2002 unsecured note issuance in cash and cash equivalents. The dealer commercial paper and bank bid notes represented 10% of total debt at August 31, 2002, excluding the cash and cash equivalents that were used to repay maturing commercial paper in September 2002. CFC intends to maintain the balance of dealer commercial paper at 20% or less of total debt outstanding during fiscal year 2003. CFC has not experienced difficulty issuing its commercial paper and does not anticipate any problems in rolling over the balance of commercial paper and bid notes over the next year. During the next twelve months, CFC plans to refinance the $2,609 million of medium-term notes and collateral trust bonds maturing and fund new loan growth with loan repayments from borrowers and by issuing new medium-term notes and collateral trust bonds. At August 31, 2002, CFC had effective registration statements covering $2,875 million of collateral trust bonds and $3,927 million of medium-term notes. CFC anticipates that it will issue approximately $1,500 million of new medium-term notes and collateral trust bonds during the remainder of fiscal year 2003. CFC has not had problems accessing the capital markets in the past. CFC issued approximately $3.5 billion of debt in one issuance in February 2002, after its long-term debt ratings were downgraded by the rating agencies.

Equity Retention

CFC made policy changes in fiscal year 2000 that were intended to increase the amount of equity retained. During fiscal year 2002, the balance of members' equity and subordinated certificates increased by $108 million. During the three months ended August 31, 2002, the balance of members' equity and subordinated certificates increased by $35 million. The growth in members' subordinated certificates is directly proportional to the amount of long-term loans advanced during the year and to certificates issued in connection with certain guarantees. During the quarter ended August 31, 2002, CFC experienced an increase of $287 million to total equity and members' certificates. A total of $252 million of this increase was as a result of an increase in the forward value of its derivatives. CFC does not include the forward value of its derivatives in its financial analysis, as the forward value represents an estimate of the future cash flow from the derivative instrument, based on the current expected interest rate yield curve. To the extent that actual interest rates differ from the projected yield curve, the actual net settlements related to the derivatives will differ from the forward value adjustments made in the current period to comply with SFAS 133. Thus, in its own financial analysis, CFC takes into account only the SFAS 133 entries for the current period cash settlements.

Gross Margin

The gross margin earned on loans, including SFAS 133 cash settlements, for the three months ended August 31, 2002 was 1.37%, which represents a decrease from the 1.69% earned for the year ended May 31, 2002. The decrease was due to increases in the cost of funding as a result of issuing long-term debt to refinance commercial paper. CFC anticipates that the gross margin percentage earned for fiscal year 2003 will be less than the 1.69% earned in fiscal year 2002. The gross margin percentage earned for fiscal year 2003 will most likely also be lower than the 1.37% earned in the first quarter of the year. CFC lowered its long-term variable and line of credit interest rates by 45 basis points on October 1, 2002. This will reduce the interest income collected on long-term variable rate and line of credit loans, thus further reducing the gross margin yield earned by CFC.

Leverage and Debt to Adjusted Equity Ratios
During the three months ended August 31, 2002, CFC's leverage and debt to adjusted equity ratios, excluding the impact of SFAS 133 adjustments, increased. The leverage ratio, excluding the SFAS 133 adjustments, increased from 7.18 at May 31, 2002 to 7.38 at August 31, 2002. The debt to adjusted equity ratio, excluding the SFAS 133 adjustments, increased from 5.39 at May 31, 2002 to 5.53 at August 31, 2002. In August 2002, CFC issued $1,250 million in unsecured seven-year notes. Since the issuance occurred prior to the maturity of the short-term debt, CFC experienced a temporary increase in debt outstanding, which negatively impacted the leverage and debt to adjusted equity ratios. The $1 billion was invested with short-term maturities and was used to pay down maturing commercial paper in September 2002. If the $1 billion of cash and cash equivalents is offset against the $1 billion of short-term debt that was repaid in September 2002, CFC's leverage ratio excluding the impact of SFAS 133 would have been 7.00, a decrease from 7.18 compared to the prior year period. CFC's debt to adjusted equity ratio excluding the impact of SFAS 133 and offsetting the $1 billion of cash and cash equivalents against short-term debt, at August 31, 2002 would have been 5.21, a decrease from 5.39 at the prior year period. Despite the increase in the first quarter of 2003, CFC expects these ratios to decline during the second half of fiscal year 2003 as a result of the slower loan growth, increased retention of members' equity and increases to the loan loss allowance. On September 3, 2002, CFC's Board of Directors authorized the retirement of $74 million of patronage capital to members. CFC anticipates that as a result of the retirement of patronage capital in the second quarter of fiscal year 2003, the leverage and debt to adjusted equity ratios will hold stable or increase slightly during the second quarter, then continue to decline during the third and fourth quarters of fiscal year 2003.

Customer Choice

The problems faced in California, and more generally in energy markets, have caused states to take a more cautious approach to electric deregulation. At August 31, 2002, there were 17 states operating under customer choice laws. CFC had a total of 244 electric members (183 distribution, 21 power supply and 40 associate) and $5,376 million of loans to electric systems in these states. CFC believes that the distribution systems, which comprise the majority of CFC's membership and loan exposure, will not be materially impacted by a move to customer choice. The distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore, the distribution systems will still be charging a fee or access tariff for the service of delivering power regardless of who supplies the power. The impact on power supply systems cannot be determined until final rules have been approved in each state with regard to stranded cost recovery.

Deseret
During the three months ended August 31, 2002, Deseret made the required quarterly payment on June 30, 2002 and CFC performed as required on its guarantee of Deseret's lease obligation on July 2, 2002. To date, under the 1996 restructure agreement, Deseret has made all the required quarterly payments and made excess cash flow payments totaling $124 million. As of August 31, 2002, CFC has no net write-off related to the Deseret loan and is currently accruing interest income at a rate of 7% on the balance of $535 million. CFC anticipates that Deseret will make all the quarterly payments required in fiscal year 2003 and excess cash flow payments totaling $14 million. The anticipated payments will allow CFC to recognize an estimated $37 million of interest income during fiscal year 2003 and reduce the Deseret loan to an estimated balance of $530 million at May 31, 2003. Subsequent to the end of the quarter, on September 30, 2002, Deseret made the required $9 million quarterly minimum payment.

CoServ

On October 11, 2002, CoServ transferred partnership interests in the hotel and golf course, limited partnership interests in certain real estate developments and the notes receivable from developers to entities controlled by CFC. On that date, CFC reduced the balance of the loan outstanding, $1,003 million at August 31, 2002, by the fair value of the assets received less applicable costs. CFC will account for the real estate assets as foreclosed assets. CFC's controlled entities will attempt to sell the hotel and golf course. CFC will accrue interest on the developer notes.

Once the Telecom Plan has become effective, entities controlled by CFC will receive CoServ's telecommunications assets. CFC will reduce the outstanding loan balance at that time by the fair value of the assets received less applicable costs and payments to unsecured creditors. CFC's controlled entities will attempt to sell the telecommunications assets. CFC will account for the telecommunications assets as foreclosed assets.

Once the electric distribution company comes out of bankruptcy, CoServ will begin to make quarterly payments to CFC. These payments will last for 35 years and total approximately $975 million. CFC will maintain the CoServ loan on non-accrual status. CFC may also be required to provide up to $200 million of additional capital expenditure loans to CoServ over the next ten years. If Coserv requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC.

Credit Concentration

Total loans and guarantees outstanding to the ten largest borrowers at August 31, 2002 totaled $5,862 million and represented 26% of CFC's total loans and guarantees outstanding, which is essentially the same as reported at May 31, 2002. As described above, the loans and guarantees to two of the ten largest borrowers, CoServ and Deseret, are anticipated to decline during fiscal year 2003. The remaining eight borrowers are all expected to perform according to the terms of their loan agreements during fiscal year 2003. No new loans are anticipated to the five largest telecommunications borrowers, which should result in a reduction to the balance of telecommunications loans in the ten largest borrowers at May 31, 2003.

Loan Loss Allowance
At this time it is difficult to estimate the total amount that will be written off during fiscal year 2003. CFC does not anticipate any write-offs related to its ten largest borrowers during fiscal year 2003. CFC believes that the current loan loss allowance of $543 million, which includes specific reserves of $192 million for impaired borrowers, and the expected provision for fiscal year 2003 will be sufficient to allow the loan loss allowance to be adequate at May 31, 2003. CFC's Board of Directors approved a loan write-off totaling approximately $2 million in October 2002. At August 31, 2002, CFC had specific reserves totaling $2 million for the loan written off in October 2002.

Credit Ratings

In January 2002, Standard & Poor's Corporation, Moody's Investors Service and Fitch, Inc., downgraded CFC's debt ratings by one tick and placed CFC's long-term ratings on negative outlook. CFC met with each of the agencies to provide them with an annual update on its financial performance during the first quarter of fiscal year 2003. CFC expects that the actions it has taken to reduce the level of commercial paper outstanding, increase equity retention, manage the debt to adjusted equity and leverage ratios and increase the coverage provided by the loan loss allowance, combined with the positive performance of its loan portfolio, in particular the telecommunications segment, will be viewed favorably by the agencies.

SFAS 133 Accounting for Derivatives

On June 1, 2001, CFC implemented SFAS 133, Accounting for Derivative Instruments and Hedging Activities. At August 31, 2002, CFC had a derivative asset of $545 million, a derivative liability of $354 million, a long-term debt valuation allowance, net of amortization, of $1 million, which increases long-term debt, and an accumulated other comprehensive loss of $121 million. During the three months ended August 31, 2002, CFC was required to recognize income, representing the SFAS 133 forward value, of $237 million. CFC's total equity increased by $276 million during the first quarter, $252 million of which was due to required SFAS 133 entries to record the increase in the forward value of interest rate exchange and cross currency interest rate exchange agreements. CFC enters into these exchange agreements as part of its asset liability management strategy. As interest rates and currency exchange rates in the capital markets increase or decrease, the fair value of these derivative instruments will change. As a result of implementing SFAS 133, CFC anticipates increased volatility in reported net margin, other comprehensive income or loss and the total equity balance. CFC is neither a dealer nor trader of derivatives. CFC uses derivatives as part of its risk management strategy and intends to hold all derivatives through maturity. The adjustments made to record the forward value of derivatives on the balance sheet do not represent a cash transaction and will reverse over the life of a derivative held to maturity.

Disaster Recovery

In fiscal year 2001, CFC developed and put in place a disaster recovery and business resumption plan. The plan includes the establishment of a duplicate of CFC's information systems at an off-site facility. CFC's production systems are backed-up periodically each day to the recovery site. The plan also includes steps for each of CFC's operating groups to conduct business with a view to minimizing disruption for customers. The plan was tested and has been adjusted in fiscal year 2002. CFC contracts with an external vendor for the facilities to house the backup system as well as office space and related office equipment. In fiscal year 2003, CFC will conduct a cost benefit study of creating its own facility to house the backup system versus contracting with a vendor.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion on page 33 and 34.

Item 4.	Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, CFC carried out an evaluation, under the supervision and with the participation of CFC's management, including CFC's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CFC's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that CFC's disclosure controls and procedures are effective. There were no significant changes in CFC's internal controls or in any other factors that could significantly affect CFC's internal controls, and there were no corrective actions taken with regard to any significant deficiencies or material weaknesses in CFC's internal controls, subsequent to the date of the most recent evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by CFC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 2.	Changes in Securities.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.

	A.	Exhibits.
None.

	B.	Reports on Form 8-K.

Item 5 on June 26, 2002 - Filing of Joint Plan of Resolution with Significant Borrower.

Item 7 and Item 9 on August 22, 2002 - Statement Under Oath of the Chief Executive Officer and Chief Financial Officer filed with the Securities and Exchange Commission pursuant to SEC Order No. 4-460 regarding facts and circumstances relating to Exchange Act filings.

Item 7 on August 23, 2002 - Filing of Underwriting Agreement and Global Certificates for the 5.75% Notes due 2009.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

/s/ Steven L. Lilly
Steven L. Lilly
Chief Financial Officer

/s/ Steven L. Slepian
Steven L. Slepian
Controller
(Principal Accounting Officer)

October 15, 2002
40

National Rural Utilities Cooperative Finance Corporation
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

I, Sheldon C. Petersen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Rural Utilities Cooperative Finance Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ SHELDON C. PETERSEN
Sheldon C. Petersen
Chief Executive Officer

National Rural Utilities Cooperative Finance Corporation
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

I, Steven L. Lilly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Rural Utilities Cooperative Finance Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ STEVEN L. LILLY
Steven L. Lilly
Chief Financial Officer

