Form 10-Q
period 2002-01-13
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2003-01-13
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2002

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

Page 1 of 47

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS
(UNAUDITED)
(Dollar Amounts in Thousands)

A S S E T S

	November 30, 2002	May 31, 2002

Cash and cash equivalents	$583,674	$218,384

Loans to members	19,442,429	20,047,109
Less: Allowance for loan losses	574,368	506,742
Loans to members, net	18,868,061	19,540,367

Receivables	178,137	167,564

Fixed assets, net	45,175	46,089

Debt service reserve funds	85,793	86,198

Foreclosed assets	327,493	-

Derivative assets	557,009	192,598

Other assets	72,811	72,142

	$20,718,153	$20,323,342

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS
(UNAUDITED)
(Dollar Amounts in Thousands)

L I A B I L I T I E S A N D E Q U I T Y

	November 30, 2002	May 31, 2002

Notes payable, due within one year	$2,173,217	$2,414,488

Accrued interest payable	181,117	157,585

Long-term debt	15,088,027	14,857,386

Other liabilities	23,736	23,734

Derivative liabilities	329,690	251,803

Quarterly income capital securities	600,000	600,000

Members' subordinated certificates:
Membership subordinated certificates	641,741	641,390
Loan and guarantee subordinated certificates	1,072,182	1,050,580
Total members' subordinated certificates	1,713,923	1,691,970

Equity:
Retained equity	713,872	462,317
Accumulated other comprehensive loss	(105,429)	(135,941)
Total equity	608,443	326,376

Total members' subordinated certificates and equity	2,322,366	2,018,346

	$20,718,153	$20,323,342

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three and Six Months Ended November 30, 2002 and 2001

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2002	2001	2002	2001

Operating income	$272,034	$302,074	$551,160	$629,903
Less: cost of funds	238,394	219,536	472,585	461,287

Gross margin	33,640	82,538	78,575	168,616

Expenses:
General and administrative	9,352	8,447	19,106	15,903
Provision for loan losses	32,067	58,828	68,266	109,828

Total expenses	41,419	67,275	87,372	125,731

Results of operations of foreclosed assets	126	-	126	-

Operating (loss)/margin	(7,653)	15,263	(8,671)	42,885

Results of operations of foreclosed assets	126	-	126	-

SFAS 133 adjustments:
SFAS 133 cash settlements	33,422	7,532	58,508	8,408
SFAS 133 forward value	21,691	12,543	258,436	25,411

Total SFAS 133 adjustments	55,113	20,075	316,944	33,819

Cumulative effect of change in accounting principle	-	-	-	28,383

Net margin	$47,460	$35,338	$308,273	$105,087

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three Months Ended November 30, 2002 and 2001

							Patronage Capital
			Accumulated				Allocated
			Other			Members'	General
		Membership	Comprehensive	Unallocated	Education	Capital	Reserve
	Total	Fees	Income/(Loss)	Margin	Fund	Reserve	Fund	Other

Quarter ended November 30, 2002:
Balance as of August 31, 2002	$602,060	$1,511	$(120,925)	$331,074	$1,097	$37,454	$498	$351,351
Patronage capital	(56,099)	-	-	-	-	-	-	(56,099)
Operating loss	(7,653)	-	-	(7,653)	-	-	-	-
SFAS 133 forward value	37,187	-	15,496	21,691	-	-	-	-
SFAS 133 cash settlements	33,422	-	-	33,422	-	-	-	-
Other	(474)	(1)	-	-	(113)	-	-	(360)
Balance as of November 30, 2002	$608,443	$1,510	$(105,429)	$378,534	$984	$37,454	$498	$294,892

Quarter ended November 30, 2001:
Balance as of August 31, 2001	$286,517	$1,510	$(153,194)	$82,713	$840	$16,329	$498	$337,821
Patronage capital	(74,243)	-	-	47	-	-	-	(74,290)
Operating margin	15,263	-	-	15,263	-	-	-	-
SFAS 133 forward value	8,036	-	(4,507)	12,543	-	-	-	-
SFAS 133 cash settlements	7,532	-	-	7,532	-	-	-	-
Other	817	-	-	1	(44)	-	-	860
Balance as of November 30, 2001	$243,922	$1,510	$(157,701)	$118,099	$796	$16,329	$498	$264,391

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Six Months Ended November 30, 2002 and 2001

							Patronage Capital
			Accumulated				Allocated
			Other			Members'	General
		Membership	Comprehensive	Unallocated	Education	Capital	Reserve
	Total	Fees	Income/(Loss)	Margin	Fund	Reserve	Fund	Other
Six months ended November 30, 2002:
Balance as of May 31, 2002	$326,376	$1,510	$(135,941)	$91,386	$1,007	$16,329	$498	$351,587
Patronage capital	(56,335)	-	-	-	-	-	-	(56,335)
Operating loss	(8,671)	-	-	(8,671)	-	-	-	-
SFAS 133 forward value	288,948	-	30,512	258,436	-	-	-	-
SFAS 133 cash settlements	58,508	-	-	58,508	-	-	-	-
Other	(383)	-	-	(21,125)	(23)	21,125	-	(360)
Balance as of November 30, 2001	$608,443	$1,510	$(105,429)	$378,534	$984	$37,454	$498	$294,892

Six months ended November 30, 2001:
Balance as of May 31, 2001	$393,899	$1,510	$-	$12,964	$744	$16,329	$498	$361,854
Cumulative effect of change in
accounting principle	(147,021)	-	(175,404)	28,383	-	-	-	-
Patronage capital	(98,276)	-	-	47	-	-	-	(98,323)
Operating margin	42,885	-	-	42,885	-	-	-	-
SFAS 133 forward value	43,114	-	17,703	25,411	-	-	-	-
SFAS 133 cash settlements	8,408	-	-	8,408	-	-	-	-
Other	913	-	-	1	52	-	-	860
Balance as of November 30, 2001	$243,922	$1,510	$(157,701)	$118,099	$796	$16,329	$498	$264,391

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Six Months Ended November 30, 2002 and 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin	$308,273	$105,087
Add/(deduct):
Provision for loan losses	68,266	109,828
Depreciation	2,092	1,836
Amortization of deferred income	(1,789)	(163)
SFAS 133 forward value	(258,436)	(25,411)
Cumulative effect of change in accounting principle	-	(28,383)
Amortization of bond issuance costs and deferred charges	6,500	12,842
Results of operations of foreclosed assets	(126)	-
Changes in operating assets and liabilities:
Receivables	(10,805)	31,896
Accrued interest payable	23,532	19,403
Other	(866)	(26,534)

Net cash provided by operating activities	136,641	200,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(2,038,690)	(3,177,398)
Principal collected on loans	2,317,516	3,171,855
Net investment in fixed assets	(1,178)	(1,442)
Additional investment in foreclosed assets	(365)	-

Net cash (used in)/provided by investing activities	277,283	(6,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance/(repayments) of notes payable, net	28,468	(1,230,215)
Debt service investments, net	-	21,986
Proceeds from issuance of long-term debt, net	1,417,707	2,798,302
Payments for retirement of long-term debt	(1,461,300)	(2,075,866)
Proceeds from issuance of quarterly income capital securities	-	175,000
Proceeds from issuance of members' subordinated certificates	39,585	90,207
Retirement of members' subordinated certificates	(16,995)	(17,739)
Payments for retirement of patronage capital	(56,099)	(73,430)

Net cash used in financing activities	(48,634)	(311,755)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	365,290	(118,339)
BEGINNING CASH AND CASH EQUIVALENTS	218,384	240,557
ENDING CASH AND CASH EQUIVALENTS	$583,674	$122,218

Supplemental disclosure of cash flow information:
Cash paid during six-month period for interest	$393,937	$428,716

Non-cash investing and financing activities:
Foreclosed assets in collection of loans	$327,128	$-

The accompanying notes are an integral part of these combined financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	General Information and Accounting Policies

(a)	General Information

National Rural Utilities Cooperative Finance Corporation ("CFC") is a private, not-for-profit cooperative association that provides supplemental financing and related financial service programs for the benefit of its members. CFC was incorporated in the District of Columbia in April 1969. Membership is limited to certain cooperatives, not-for-profit corporations, public bodies and related service organizations, as defined in CFC's Bylaws. CFC is exempt from the payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code. CFC's 1,041 members as of November 30, 2002 included 896 utility members, virtually all of which are consumer-owned cooperatives, 72 service members and 73 associate members.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. At November 30, 2002, RTFC had 513 members. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code.

CFC members operate in 49 states and two U.S. territories and RTFC members operate in 45 states and three U.S. territories.

In the opinion of management, the accompanying combined balance sheets and interim statements of operations, cash flows, and changes in equity include all adjustments (which consist only of normal recurring accruals) necessary to present fairly the combined financial results of CFC. The combined balance sheet at May 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

(b)
Principles of Combination

The accompanying financial statements include the consolidated accounts of CFC and certain entities controlled by CFC that were created to hold foreclosed assets, combined with RTFC after elimination of all material intercompany accounts and transactions.

CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates financial results.

CFC is the sole lender to and manages the affairs of RTFC through a long-term management agreement. The repayment of all amounts borrowed from CFC may be accelerated, at CFC's option, if RTFC obtains financing from another source. RTFC does not maintain a loan loss allowance. Rather, CFC has agreed to reimburse RTFC for loan losses. Under the agreement, RTFC pays a fee to CFC based on the amount of loss allowance CFC has related to telecommunications exposure. Six members of the CFC board serve as a lender advisory council to the RTFC board. All loans that require RTFC board approval also require the approval of the CFC lender advisory council. CFC is not a member of RTFC and does not elect directors to the RTFC board.

RTFC had outstanding loans and unadvanced loan commitments totaling $5,676 million and $5,810 million as of November 30, 2002 and May 31, 2002, respectively. RTFC's net margin is allocated to RTFC's borrowers, its patrons.

Summary financial information relating to RTFC included in the combined financial statements is presented below:

(Dollar amounts in thousands)	November 30, 2002	May 31, 2002
Outstanding loans to members and their affiliates	$4,990,334	$5,075,076
Total assets (1)	5,514,555	5,607,281
Notes payable to CFC	4,957,073	5,056,283
Total liabilities	4,997,366	5,097,959
Members' subordinated certificates	436,402	429,507
Members' equity (1)(2)	80,787	79,815

	For the six months ended
(Dollar amounts in thousands)	November 30, 2002	November 30, 2001
Operating income	$174,452	$196,776
Net margin (2)	1,329	1,978

	For the three months ended
(Dollar amounts in thousands)	November 30, 2002	November 30, 2001
Operating income	$86,577	$93,643
Net margin (2)	612	878
(1) Amounts as of May 31, 2002 include CFC's allocation of patronage capital to RTFC for fiscal year 2002 totaling $23.6 million which was approved in July 2002.

(2) The transfer of RTFC equity is governed by the South Dakota Cooperative Association Act, which provides that net margin shall be allocated and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage.

Unless stated otherwise, references to CFC relate to the consolidation of CFC and certain entities controlled by CFC created to hold foreclosed assets, and RTFC on a combined basis.

(c)	Derivative Financial Instruments

CFC is neither a dealer nor a trader in derivative financial instruments. CFC uses interest rate and cross currency interest rate exchange agreements to manage its interest rate risk and foreign exchange risk.

In accordance with Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133, CFC records derivative instruments (including certain derivative instruments embedded in other contracts) on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivative instruments are recognized in earnings unless specific hedge accounting criteria are met. If the hedge accounting criteria are met, derivative instrument gains and losses are used to offset related changes in fair value on the hedged items in the combined statement of operations or are recorded in other comprehensive income, to the extent effective. CFC formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

As indicated by the financial results for periods subsequent to the implementation of SFAS 133 in fiscal year 2002, CFC expects adjustments recorded relating to SFAS 133 to increase the volatility of reported net margins and comprehensive income. The amount of volatility is based on amounts, derivative positions and market conditions that exist during the period.

As a result of applying SFAS 133, CFC has recorded derivative assets of $557 million and derivative liabilities of $330 million at November 30, 2002 and accumulated other comprehensive losses from inception to date of $105 million as of November 30, 2002.

The impact of derivatives on CFC's combined statement of operations for the six months ended November 30, 2002 was a gain of $317 million. The change in the forward value of derivatives for the period was $258 million including amortization totaling $9 million related to the transition adjustment and long-term debt valuation allowance that was recorded when CFC implemented SFAS 133 on June 1, 2001. In addition, $59 million representing the net cash settlements received by CFC related to the interest rate and cross currency exchange agreements during the six months ended November 30, 2002 is recorded in the SFAS 133 cash settlements line item.

(d)	Foreclosed Assets

CFC records foreclosed assets received in satisfaction of loan receivables at their fair value or fair value less costs to sell and maintains these assets on the combined balance sheets as foreclosed assets. Foreclosed assets are assessed for impairment on a periodic basis. The results of operations from foreclosed assets are shown separately on the combined statements of operations.

(e)	Comprehensive Income/(Loss)

Comprehensive income/(loss) includes CFC's net margin, as well as other comprehensive income/(loss) related to SFAS 133 adjustments to record the forward value of derivative instruments that qualify for hedge accounting. Comprehensive income/(loss) for the three and six months ended November 30, 2002 and 2001 is calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
(Dollar amounts in thousands)	2002	2001	2002	2001
Net margin	47,460	$35,338	$308,273	$105,087
Other comprehensive income/(loss)	15,496	(4,507)	30,512	(157,701)
Comprehensive income/(loss)	$62,956	$30,831	$338,785	$(52,614)

(f)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

Certain amounts related to implementing SFAS 133 previously reported in CFC's Form 10-Q report filed for the quarter ended November 30, 2001 have been adjusted and are restated. The restated amounts affect the fair values of derivatives reported on the balance sheet, the classification of two types of derivatives and a change in the presentation of the SFAS 133 adjustments on the combined statement of operations. The following describes the changes made and the impact of each change on the financial statements.

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

Certain derivatives, previously classified as effective hedges under SFAS 133, were determined to be ineffective hedges. The long-term debt valuation allowance, previously established to adjust the underlying hedged debt to fair value as prescribed by SFAS 133, was adjusted to the difference between the outstanding balance and the fair value of the underlying hedged bonds at June 1, 2001. The long-term debt valuation allowance will be amortized over the remaining maturity of the underlying hedged debt. All changes to the fair value of the derivatives are still recorded through the statement of operations. The adjustment to the fair value of derivatives impacted the reported net margin for the quarter.

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

In addition, CFC early adopted SFAS 145, Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections as of May 31, 2002 and accordingly, the losses for transactions relating to the early redemption of quarterly income capital securities ("QUICS") and collateral trust bonds were reclassified to the cost of funds line of the combined statement of operations.

The following chart contains a reconciliation of the amounts reported for the three and six months ended November 30, 2001 in the November 30, 2001 Form 10-Q and the restated amounts as currently reported.

	Three Months Ended	Six Months Ended
(Dollar amounts in thousands)	November 30, 2001	November 30, 2001
Gross margin as originally reported	$97,309	$184,263
Reclassification of derivative cash settlements	(7,532)	(8,408)
Reclassification of extraordinary losses	(7,239)	(7,239)
Gross margin as restated	$82,538	$168,616

Operating margin as originally reported	$30,034	$58,532
Reclassification of derivative cash settlements	(7,532)	(8,408)
Reclassification of extraordinary losses	(7,239)	(7,239)
Operating margin as restated	$15,263	$42,885

Net loss as originally reported	$(4,203)	$(4,249)
SFAS 133 forward value change	39,541	105,701
Adjustment to cumulative effect of change in accounting principle	-	3,635
Net margin as restated	$35,338	$105,087

These adjustments also impacted the financial results for the quarters ended August 31, 2001 and February 28, 2002. Refer to footnote 14 to CFC's Form 10-K for the year ended May 31, 2002 for more information about these restatements.

(g)	New Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 expands the existing disclosure requirements for most guarantees. It also clarifies that at the time a guarantee is issued, an initial liability should be recognized for the fair value of the obligations assumed under that guarantee and must disclose that information in interim and annual financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, therefore management has not determined the impact the adoption of FIN 45 will have on CFC's financial position or results of operations.

(2)	Loans to Members

The following chart provides a breakout of the loans outstanding by loan program and member class.

(Dollar amounts in thousands)	November 30, 2002	May 31, 2002
Long-term loans:
Electric systems	$11,937,003	$11,975,880
Telecommunications systems	4,763,636	4,833,119
Total long-term loans	16,700,639	16,808,999
Intermediate-term loans:
Electric systems	152,778	208,287
Telecommunications systems	12,590	7,298
Total intermediate-term loans	165,368	215,585
Line of credit loans:
Electric systems	926,363	1,002,459
Telecommunications systems	213,003	226,113
Total line of credit loans	1,139,366	1,228,572
Loans guaranteed by RUS	242,185	242,574
Nonperforming and restructured loans	1,194,871	1,551,379
Total loans	19,442,429	20,047,109
Less: Allowance for loan losses	(574,368)	(506,742)
Net loans	$18,868,061	$19,540,367
Total by member class:
Distribution	$11,302,599	$11,866,442
Power supply	2,663,751	2,624,039
Statewide and associate	485,745	481,552
Telecommunications systems	4,990,334	5,075,076
Total	$19,442,429
		$20,047,109

At November 30, 2002 and May 31, 2002, mortgage notes representing approximately $6,392 million and $6,144 million, respectively, related to outstanding long-term loans to members were pledged as collateral to secure collateral trust bonds under the 1994 indenture. Subsequent to the end of the quarter, an additional $207 million of mortgage notes and $200 million of RUS guaranteed loans qualifying as permitted investments were pledged, net of withdrawals. In addition, $2 million of cash was pledged under the 1972 indenture at November 30, 2002 and May 31, 2002. Both the 1972 indenture and the 1994 indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC's revolving credit agreements (see Note 5), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding. Collateral trust bonds outstanding at November 30, 2002 and May 31, 2002 were $5,420 million and $5,819 million, respectively.

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

Activity in the allowance account is summarized below for the six months ended November 30, 2002 and 2001 and the year ended May 31, 2002.

	For the six months ended
	November 30,		Year ended
(Dollar amounts in thousands)	2002	2001	May 31, 2002
Balance at beginning of year	$506,742	$331,997	$331,997
Provision for loan losses	68,266	109,828	199,349
Charge-offs	(1,405)	(25,306)	(34,191)
Recoveries	765	-	9,587
Balance at end of period	$574,368	$416,519	$506,742

Loan loss allowance as a percentage of:
Total loans outstanding	2.95%	2.12%	2.53%
Total loans and guarantees outstanding	2.68%	1.92%	2.29%
Total nonperforming and restructured loans outstanding	48.07%	27.23%	32.66%

(4)	Foreclosed Assets

During the quarter ended November 30, 2002, entities controlled by CFC received assets from entities related to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ") as part of the plan for CoServ to emerge from bankruptcy. CFC accounts for these assets on the combined balance sheets as foreclosed assets. On October 11, 2002, CFC received all real estate assets and interests in real estate operations previously held by CoServ. CFC has recorded these assets at their fair value at the time of transfer.

(Dollars in thousands)
Fair value of notes receivable	$289,105
Fair value of real estate assets	36,108
Fair value of equity interests	-

Total fair value of assets received	$325,213

CFC is operating certain real estate assets and servicing the notes receivable while attempting to sell these assets. The results of operations from foreclosed assets are shown on the combined statements of operations. For the three months ending November 30, 2002, this amount was $0.1 million. CFC may make additional advances as required under the terms of the notes receivable or make additional investments in the real estate assets.

(5)	Credit Arrangements

As of November 30, 2002 and May 31, 2002, CFC had three revolving credit agreements totaling $3,706 million and $4,562 million, respectively, which are used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation ("NCSC") and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under a three-year agreement, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. In connection with this facility, CFC pays a per annum facility fee of 0.125 of 1% based on CFC's senior unsecured credit ratings per a pricing schedule in the credit agreement.

At November 30, 2002 there were two 364-day agreements totaling $2,678 million that expire on June 30, 2003. Under one 364-day agreement, CFC may borrow $2,378 million. This credit agreement was entered into with a syndicate of 17 banks with JPMorgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, JPMorgan Chase Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and The Bank of Nova Scotia, ABN AMRO Bank, N.V. and Bank One, N.A. as Documentation Agents. In addition, CFC entered into a second 364-day agreement for $300 million with a syndicate of six banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent, ABN AMRO Bank, N.V. as Syndication Agent and The Bank of Tokyo-Mitsubishi, Ltd., JP Morgan Chase Bank and Banc of America Securities LLC as Documentation Agents. Both agreements have a revolving credit period that terminates on June 30, 2003 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period with a .250 of 1% per annum fee on the outstanding principal amount of the term loan.

The facility fee for both of the 364-day facilities is .085 of 1% per annum. Up-front fees between .075 to .090 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate $2 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of .150 of 1% per annum must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. For the purpose of the revolving credit agreements, the fixed charge coverage ratio is calculated by dividing net margin adjusted to exclude the SFAS 133 forward value and the cumulative effect of change in accounting principle by the cost of funds adjusted to include the SFAS 133 cash settlements. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and QUICS. Senior debt includes guarantees; however, it excludes:

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

As of November 30, 2002 and May 31, 2002, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the facilities, CFC classified $3,706 million of its notes payable outstanding as long-term debt at November 30, 2002 and May 31, 2002. CFC expects to maintain more than $3,706 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the credit agreements totaling $3,706 million discussed above, subject to the conditions therein.

(6)	Derivative Financial Instruments

Interest Rate Exchange Agreements

At November 30, 2002 and May 31, 2002, CFC was a party to interest rate exchange agreements with a total notional amount of $13,709 million and $12,667 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

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

At November 30, 2002 and May 31, 2002, all of CFC's interest rate exchange agreements do not qualify for hedge accounting; therefore, all changes in fair value are recorded in the combined statement of operations. The net impact of the interest rate exchange agreements on earnings for the six months ended November 30, 2002 was a gain of $169 million, which includes net amortization of $9 million related to the long-term debt valuation allowance and the transition adjustment recorded as an other comprehensive loss on June 1, 2001. These adjustments will be amortized into earnings over the remaining life of the agreements. Approximately $19 million is expected to be amortized over the next 12 months. The amortization will continue through April 2029, the final maturity date for interest rate exchange agreements included in the transition adjustment.

At November 30, 2002 and May 31, 2002, interest rate exchange agreements with a total notional amount of $4,384 million and $3,892 million, respectively, in which CFC pays a fixed rate and receives a variable rate based on a 30-day composite commercial paper index, were used to synthetically fix the rate on CFC commercial paper used to fund long-term fixed rate loans.

At November 30, 2002 and May 31, 2002, interest rate exchange agreements with a total notional amount of $1,100 million and $1,800 million, respectively, in which CFC pays a variable rate based on a 30-day composite commercial paper index and receives a LIBOR based rate, were used to synthetically change the rate on floating collateral trust bonds and medium-term notes from a variable LIBOR rate to the 30-day commercial paper rate. CFC synthetically changes the rate from a LIBOR based rate to a commercial paper based rate because its long-term variable interest rate is based on the cost of its short-term debt, primarily commercial paper.

At November 30, 2002 and May 31, 2002, interest rate exchange agreements with a total notional amount of $650 million in which CFC pays a fixed rate and receives a LIBOR based rate, were used to synthetically change the rate on debt from a variable rate to a fixed rate.

At November 30, 2002 and May 31, 2002, interest rate exchange agreements with a total notional amount of $7,575 million and $6,325 million, respectively, in which CFC pays a variable rate based on a 30-day composite commercial paper index and receives a fixed rate, were used to synthetically change the rate on debt from fixed to variable.

The following table lists, by maturity date, the notional principal amounts of CFC's interest rate exchange agreements at November 30, 2002 and May 31, 2002, respectively.

(Dollar amounts in thousands)		Notional Principal Amount				Notional Principal Amount
		November 30,	May 31,			November 30,	May 31,
Maturity Date		2002	2002	Maturity Date		2002	2002
August-2002	(1)	$-	$700,000	April-2006	(2)	$100,000	$100,000
December-2002	(1)	400,000	400,000	May-2006	(3)	1,800,000	1,800,000
January-2003	(2)	22,375	22,375	November-2006	(2)	150,000	150,000
February-2003	(3)	525,000	525,000	March 2007	(2)	500,000	500,000
February-2003	(2)	46,000	46,000	September-2007	(2)	70,585	73,074
April-2003	(2)	75,000	75,000	January-2008	(2)	14,000	14,000
June-2003	(2)	48,000	48,000	July-2008	(2)	40,400	40,400
July-2003	(1)	700,000	700,000	September-2008	(2)	61,750	63,075
August-2003	(2)	600,000	600,000	October-2008	(2)	33,512	33,512
September-2003	(2)	83,285	87,370	April-2009	(2)	23,100	23,100
October-2003	(2)	27,422	38,961	August-2009	(3)	1,250,000	-
November-2003	(2)	269,500	270,875	October-2011	(2)	180,000	180,000
January-2004	(2)	450,000	-	January-2012	(2)	13,000	13,000
July-2004	(3)	1,000,000	1,000,000	February-2012	(2)	8,000	8,000
September-2004	(2)	6,390	9,460	March-2012	(3)	2,500,000	2,500,000
October-2004	(2)	131,200	141,700	December-2013	(2)	159,400	159,400
November-2004	(2)	506,500	512,500	August-2014	(2)	30,000	-
January-2005	(2)	758,000	758,000	June-2018	(2)	4,995	4,998
April-2005	(2)	93,730	93,730	December-2026	(2)	48,185	48,185
August-2005	(2)	475,000	475,000	September-2028	(2)	114,120	115,660
September-2005	(2)	55,000	-	April-2029	(2)	66,000	66,000
November-2005	(2)	269,500	270,875	Total		$13,708,949	$12,667,250

(1) Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(2) Under these agreements, CFC pays a fixed rate of interest and receives a variable rate of interest.
(3) Under these agreements, CFC pays a variable rate of interest and receives a fixed rate of interest.

All amounts that CFC paid and received related to the interest rate exchange agreements did not qualify for hedge accounting for the six months ended November 30, 2002 and 2001 and were included in CFC's SFAS 133 cash settlements. The estimated forward value of CFC's interest rate exchange agreements is shown on the balance sheet due to the adoption of SFAS 133.

Either counterparty to the interest rate exchange agreements may terminate the agreement due to specified events, primarily a credit downgrade. Upon termination, there may be a payment due from one counterparty to the other based on the fair value of the underlying derivative instrument. CFC is exposed to counterparty credit risk on interest rate exchange agreements if the counterparty to the interest rate exchange agreement does not perform pursuant to the agreement's terms. CFC only enters into interest rate exchange agreements with financial institutions with investment grade ratings.

There are rating triggers associated with $7,901 million of interest rate exchange agreements. The rating trigger is based on CFC's senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. In all cases, if the rating on CFC's senior unsecured debt from either agency falls below the level indicated in the agreement, the counterparty may, but is not obligated to, terminate the agreement. Upon termination both parties would be required to make all payments that might be due to the other party. If CFC's ratings fall to Baa1/BBB+, the counterparty may terminate agreements with a notional amount of $2,130 million. If CFC's ratings fall below Baa1/BBB+, the counterparty may terminate the agreement on the remaining notional amount of $5,771 million.

Cross Currency Interest Rate Exchange Agreements
At November 30, 2002 and May 31, 2002, CFC had medium-term notes outstanding that were denominated in foreign currencies. CFC entered into cross currency interest rate exchange agreements related to each foreign denominated issue in order to synthetically change the foreign denominated debt to U.S. dollar denominated debt. At November 30, 2002 and May 31, 2002, CFC was a party to cross currency interest rate exchange agreements with a total notional amount of $1,262 million and $1,408 million, respectively.

*	Cross currency interest rate exchange agreements that are not designated as and do not qualify as hedges.

Cross currency interest rate exchange agreements with a total notional amount of $872 million at November 30, 2002 and May 31, 2002, in which CFC receives Euros and pays U.S. dollars and $146 million at May 31, 2002 in which CFC receives Yen and pays U.S. dollars are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate.

These currency agreements do not qualify for hedge accounting; therefore, all changes in fair value are recorded in the combined statement of operations. The net impact of these cross currency exchange agreements on earnings for the six months ended November 30, 2002 was a gain of $89 million.

*	Cross currency interest rate exchange agreements that are designated as and qualify as hedges.

At November 30, 2002 and May 31, 2002, cross currency interest rate exchange agreements with a total notional amount of $390 million in which CFC receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency interest rate exchange agreements to the critical terms of the hedged debt. All effective changes in forward value on these cross currency interest rate exchange agreements are recorded as other comprehensive income (loss) and reported in the combined statement of changes in equity. The net impact was other comprehensive income for the six months ended November 30, 2002 of $19 million. No amount related to ineffectiveness was recorded in the combined statement of operations for the six months ended November 30, 2002 and 2001. These cross currency interest rate exchange agreements mature in February 2006.

The following chart provides details of CFC's outstanding cross currency interest rate exchange agreements at November 30, 2002 and May 31, 2002.

			Notional Principal Amount
			U.S. Dollars				Foreign Currency
(Currency amounts in thousands)		Exchange	November 30,		May 31,		November 30,		May 31,
Issue Date	Maturity Date	Rate	2002		2002		2002		2002
Mar. 14, 2002	Mar. 14, 2007	1.153	$433,500	(3)	$433,500	(3)	500,000	EU (1)	500,000	EU (1)
Feb. 24, 1999	Feb. 24, 2006	0.8969	390,250		390,250		350,000	EU (1)	350,000	EU (1)
Dec. 10, 2001	Dec. 10, 2003	1.139	438,850	(3)	438,850	(3)	500,000	EU (1)	500,000	EU (1)
Aug. 6, 2001	Aug. 6, 2002	124.30	-		40,225	(3)	-		5,000,000	YEN (2)
Aug. 13, 2001	Aug. 13, 2002	124.35	-		40,210	(3)	-		5,000,000	YEN (2)
Aug. 16, 2001	Aug. 16, 2002	122.90	-		24,410	(3)	-		3,000,000	YEN (2)
Aug. 20, 2001	Aug. 20, 2002	122.90	-		40,684	(3)	-		5,000,000	YEN (2)

(1) EU - Euros
(2) YEN - Japanese Yen

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

Either counterparty to the cross currency interest rate exchange agreements may terminate the agreement due to specified events, primarily a credit downgrade. Upon termination, there may be a payment due from one counterparty to the other based on the fair value of the underlying derivative instrument. CFC is exposed to counterparty credit risk and foreign currency risk on the cross currency interest rate exchange agreements if the counterparty to the agreement does not perform pursuant to the agreement's terms. CFC only enters into cross currency interest rate exchange agreements with financial institutions with investment grade ratings.

All amounts that CFC paid and received related to the cross currency interest rate exchange agreements that did not qualify for hedge accounting for the six months ended November 30, 2002 and 2001 were included in SFAS 133 cash settlements. All amounts that CFC paid and received related to cross currency interest rate exchange agreements that did qualify for hedge accounting under SFAS 133 were included in cost of funds. The estimated forward value of CFC's cross currency interest rate exchange agreements is shown on the balance sheet due to the adoption of SFAS 133.

(7)	Members' Subordinated Certificates

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

(8)	Equity

On September 3, 2002, CFC's Board of Directors authorized the retirement of $74 million of allocated net margins. This amount represented 70% of the net margin allocated for fiscal year 2002 and one-ninth of the net margins allocated for fiscal years 1991, 1992 and 1993. Under current policy, the remaining 30% of the fiscal year 2002 allocation will be retained by CFC and used to fund operations for 15 years and then may be retired. The retirement of net margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008. After that time and under current policy, retirements will be comprised of the 70% of net margins from the prior year and remaining portion of net margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter). The $74 million retired by CFC in September 2002 includes $18 million to RTFC. RTFC will retire 70% of its fiscal year 2002 margin, including the allocation from CFC in the third quarter of fiscal year 2003. Future retirements of allocated net margins will be made annually as determined by CFC's and RTFC's Boards of Directors with due regard for CFC's and RTFC's financial condition. The Boards of Directors for CFC and RTFC have the authority to change the policy for allocating and retiring net margins at any time, subject to applicable cooperative law.

In July 2002, CFC's Board of Directors approved the reclassification of the total retained and unallocated margins of $21 million to the members' capital reserve. CFC's Board of Directors established a members' capital reserve in which a portion of the annual net margin may be allocated and held by CFC to increase equity retention.

At November 30, 2002 and May 31, 2002, the total equity included the following components:

(Dollar amounts in thousands)	November 30, 2002	May 31, 2002
Membership fees	$1,510	$1,510
Education fund	984	1,007
Members' capital reserve	37,454	16,329
Allocated net margin	295,390	352,085
Unallocated margin	49,837	21,125
Total members' equity	385,175	392,056
Cumulative effect of change in accounting principle/prior
year SFAS 133 forward value*	70,261	28,383
Current period SFAS 133 forward value*	258,436	41,878
Total retained equity	713,872	462,317
Accumulated other comprehensive loss*	(105,429)	(135,941)
Total equity	$608,443	$326,376

* Items related to adoption of SFAS 133.

(9)	Unadvanced Loan Commitments

As of November 30, 2002 and May 31, 2002, CFC had unadvanced loan commitments, summarized by type of loan.

(Dollar amounts in thousands)	November 30, 2002	May 31, 2002
Long-term	$6,052,214	$6,193,123
Intermediate-term	108,202	264,290
Short-term	5,138,610	4,821,764
Telecommunications	685,719	734,687
Total unadvanced loan commitments	$11,984,745	$12,013,864

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

(10)	Guarantees

As of November 30, 2002 and May 31, 2002, CFC had guaranteed the following contractual obligations of its members.

(Dollar amounts in thousands)	November 30, 2002	May 31, 2002
Long-term tax-exempt bonds (1)	$926,515	$940,990
Debt portions of leveraged lease transactions (2)	37,485	41,064
Indemnifications of tax benefit transfers (3)	196,525	208,637
Letters of credit (4)	312,474	310,926
Other guarantees (5)	534,930	554,768
Total	$2,007,929	$2,056,385

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

Of the amounts shown above, $847 million and $859 million as of November 30, 2002 and May 31, 2002, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers.

18

(2)

The maturities for this type of guarantee run through 2024. CFC has guaranteed debt issued by NCSC in connection with leveraged lease transactions. The amounts shown represent loans from NCSC to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a CFC member. The loans are secured by the property leased and the owner's rights as lessor. NCSC funded these loans either with a direct loan from CFC or a private debt placement guaranteed by CFC.

(3)

The maturities for this type of guarantee run through 2015. CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. The amounts shown represent CFC's maximum potential liability at November 30, 2002 and May 31, 2002. However, the amounts of such guarantees vary over the lives of the leases. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan, secured by a first lien on substantially all of the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in federal tax law, no further guarantees of this nature are anticipated.

(4)

The maturities for this type of guarantee run through 2013. CFC issues irrevocable letters of credit to support members' obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw. Interest would accrue from the date of the draw at CFC's variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. In addition to the letters of credit listed in the table above, under master letter of credit facilities, CFC may be required to issue up to an additional $79 million in letters of credit to third parties for the benefit of its members at November 30, 2002. At May 31, 2002, this amount was $57 million.

(5)

The maturities for this type of guarantee run through 2025. At November 30, 2002 and May 31, 2002, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $320 million and $340 million, respectively.

(11)	Contingencies

(a) At November 30, 2002 and May 31, 2002, CFC had nonperforming loans in the amount of $653 million and $1,011 million, respectively. At November 30, 2002 and May 31, 2002, all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $24 million for the six months ended November 30, 2002 and $0 for the prior year period. At November 30, 2001, CFC had $18 million of nonperforming loans.

At November 30, 2002 and May 31, 2002, CFC had restructured loans in the amount of $542 million and $540 million, respectively. A total of $535 million and $534 million of the restructured loans at November 30, 2002 and May 31, 2002, respectively, were on accrual status with respect to the recognition of interest income. CFC accrued a total of $19 million of interest income on restructured loans during the six months ended November 30, 2002 and November 30, 2001. The effect of not accruing interest income at the stated rates on restructured loans was an increase in interest income of $5 million and a decrease in interest income of $30 million for the six months ended November 30, 2002 and 2001, respectively. See Note 11(c) for further explanation. At November 30, 2001, CFC had $1,511 million of restructured loans.

(b) CFC classified $1,208 million and $1,553 million, respectively, as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15 and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an Amendment of SFAS 114 at November 30, 2002 and May 31, 2002. CFC reserved $177 million and $202 million of the loan loss allowance for such impaired loans at November 30, 2002 and May 31, 2002, respectively. The amount of loan loss allowance reserved for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $19 million on loans classified as impaired during the six months ended November 30, 2002 and November 30, 2001. The average recorded investment in impaired loans for the six months ended November 30, 2002 and 2001 was $1,451 million and $1,502 million, respectively. CFC accrued interest income totaling $10 million and $9 million, respectively, on loans classified as impaired during the three months ended November 30, 2002 and November 30, 2001. The average recorded investment in impaired loans for the three months ended November 30, 2002 and 2001 was $1,352 million and $1,515 million, respectively.

CFC updates impairment calculations on a quarterly basis. The calculated impairment for a borrower will fluctuate based on changes to assumptions. Changes to assumptions include, but are not limited to the following:

*	changes to interest rates,
*	court rulings,
*	changes to collateral values, and
*	changes to expected future cash flows both as to timing and amount.

Changes to assumptions will cause the calculated impairment for each borrower to increase or decrease. On a quarterly basis, CFC adjusts the amount specifically reserved for impaired borrowers to cover the calculated impairment.

(c) Deseret Generation & Transmission Co-operative ("Deseret") is a power supply member of CFC located in Utah. Deseret owns and operates the Bonanza generating plant ("Bonanza") and owns a 25% interest in the Hunter generating plant along with a system of transmission lines. Deseret also owns and operates a coal mine through its Blue Mountain Energy subsidiary. In 1996, Deseret and CFC entered into an Obligations Restructuring Agreement ("ORA") that required Deseret to make quarterly payments to CFC and required CFC to perform under its guarantees of Deseret's debt and lease obligations. In addition, 80% of any excess cash flow, as determined by a formula in the ORA, is paid to CFC within 90 days of the close of the calendar year. In connection with the ORA, on October 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740 million from RUS for the sum of $239 million. The member systems of Deseret purchased from CFC, for $55 million, a participation interest in the RUS debt. The participation agreement allows the Deseret member distribution systems to put the participations back to CFC unconditionally on December 31, 2019.

Deseret has made all payments required under the ORA signed in October 1996, including $124 million of excess cash payments. During fiscal year 2002, CFC received quarterly cash flow payments totaling $34 million and in addition received excess cash payments totaling $54 million. During the six months ended November 30, 2002, CFC received minimum cash flow payments totaling $18 million. Under the ORA, CFC keeps 75% of excess cash payments and applies the remaining 25% against the balance of the member participation loans. CFC has no net principal loss on its loans to Deseret. Subsequent to the end of the quarter, on December 31, 2002, CFC received the required $15 million quarterly minimum payment from Deseret.

At November 30, 2002 and May 31, 2002, CFC had the following exposure to Deseret:

(Dollar amounts in millions)	November 30, 2002	May 31, 2002
Loans outstanding (1)	$535	$534
Guarantees outstanding:
Tax benefit transfers	1	1
Mine equipment leases	33	36
Letters of credit	30	29
Other (2)	13	12
Total guarantees	77	78
Total exposure	$612	$612

(1) As of November 30, 2002, the loan balance of $535 million to Deseret is comprised of $176 million of cash flow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC, $266 million related to the redemption of the Bonanza secured lease obligation bonds, $65 million related to the purchase of RUS loans, $18 million related to the original CFC loan to Deseret and $10 million related to the settlement of the foreclosure litigation.

(2) Other guarantees include a guarantee of certain operational and maintenance expenses.

Based on its analysis, CFC believes that it has adequately reserved for the estimated probable loss on its loans and guarantees to Deseret.

(d) At November 30, 2002 and May 31, 2002, CFC had a total of $652 million and $1,003 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative that provides retail electric service to residential and business customers in an area where there has been significant residential and commercial growth in and adjacent to its current service territory over the last few years. Total loans to CoServ at November 30, 2002 and May 31, 2002 represented 3.0% and 4.5%, respectively, of CFC's total loans and guarantees outstanding. CoServ adopted a strategy to provide a broad range of utility and other related services to consumers both in its service territory and the newly developing areas adjacent to its service territory. The non-electric services were provided through its controlled affiliates, which were funded primarily through advances from CoServ, and included natural gas, home-security, cable television and a variety of telecommunications services. CoServ had also made substantial loans to and equity investments in residential and commercial real estate development projects. CFC's loans to CoServ were secured by assets and revenues of the electric distribution system, real estate notes receivable, real estate properties and telecommunications assets. There is competition for substantially all services provided in the CoServ service territory.

At November 30, 2002 and May 31, 2002, all loans to CoServ were classified as nonperforming as CoServ was in default under its loan agreements with CFC. All loans have been on non-accrual status since January 1, 2001.

On June 17, 2002, CFC and CoServ Realty Holdings, L.P. ("CRH") filed with the United States Bankruptcy Court ("the Court") a joint plan of liquidation of CRH (the "Real Estate Plan"). The Real Estate Plan provided, among other things, that CRH transfer all equity interests, cash, notes and accounts receivable, mortgage notes, properties, licensee rights and other assets of CRH and CRH entities engaged in realty investment and lending to entities controlled by CFC.

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

On August 29, 2002, the Real Estate Plan was confirmed by the Court. On September 11, 2002, the Electric Plan was confirmed by the Court. On October 11, 2002, the Real Estate Plan became effective. Entities controlled by CFC took possession of $325 million of notes receivable from real estate developers, limited partnership interests in certain real estate developments and partnership interests in certain real estate assets. CFC received approximately $27 million in cash from the lock box that was established to collect all payments on notes receivable from the developers. CFC reduced the outstanding loan balance to CoServ by the cash received and the fair value of the notes receivable and properties. The majority of the developer notes mature over the next 3 years.

On December 13, 2002, CoServ emerged from bankruptcy and the Electric Plan and Telecom Plan became effective. On that date, CoServ transferred the telecommunications assets to entities controlled by CFC. The loan balance to CoServ was reduced by $27 million, the fair value of the telecommunications assets received less estimated costs to sell.

After the effective date, CFC reclassified the outstanding loan to CoServ as restructured and in the near term will maintain the restructured CoServ loan on non-accrual status. CFC is accounting for the real estate and telecommunications assets received as foreclosed assets. CoServ will continue to operate as an electric distribution utility and is required to make quarterly payments to CFC over the 35-year agreement. Under the Electric Plan, CFC may be obligated to provide up to $200 million of capital expenditure loans to CoServ over the next 10 years. If CoServ requests capital expenditure loans from CFC, the loans will be approved with the same standard terms that are offered to all electric distribution members.

CoServ and CFC now have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC's legal claim against CoServ will now be limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, CFC believes that it is adequately reserved for the estimated probable loss on its loan to CoServ.

(e) In December 2002, a borrower with an outstanding loan balance of $13 million transferred assets to entities controlled by CFC in repayment of the loan as part of a settlement. The assets had a fair value of $5 million. As a result, CFC took a write-off of $8 million in December 2002. At November 30, 2002, CFC maintained a specific reserve equal to the amount of the write-off. The assets received as settlement of the loan will be accounted for as foreclosed assets while entities controlled by CFC attempt to arrange a sale.

(12)	Segment Information

CFC operates in two business segments - rural electric lending and rural telecommunications lending. For the six months ended November 30, 2001, the financial information for these two segments was presented based on the combined financial statements and the stand-alone RTFC financial statements. The amount reported for the electric systems represented the total earned on loans from CFC to its electric members and RTFC. The amount reported for the telecommunications systems represented the incremental amount earned on CFC loans that RTFC re-lent to the telecommunications systems. These were the reports reviewed by management on a regular basis.

During the quarter ended February 28, 2002, the methodology changed based on new reports that are reviewed by management. The schedules that follow reflect the new methodology for all periods presented. The new presentation provides a breakout of the income statement between electric loans and telecommunications loans that reflects the full gross margin earned by each portfolio. The telecommunications systems' income statement now represents the total earned on telecommunications loans at both the CFC and RTFC levels. The electric systems' income statement is now only the amount earned on loans to electric member systems. The income is allocated to either segment based on actual income earned on loans to electric member systems and telecommunications member systems. The cost of funding is allocated based on current matched funding and risk management policies. Operating expenses and the SFAS 133 forward value are allocated based on total average loan volume. The loan loss provision is allocated based on the November 30, 2002 and 2001 loan loss analyses. On the balance sheet, there is no change to the breakout of loans outstanding between electric member systems and telecommunications member systems. The loan loss allowance is allocated between the two segments based on the November 30, 2002 and 2001 loan loss analyses. All other assets are allocated based on the total average loan volume. Using the methodology described above, financial information reported for the telecommunications systems segment will not agree to summary financial information for RTFC as a stand-alone entity.

RTFC is an associate member of CFC and CFC is the sole funding source for RTFC. RTFC borrows from CFC and then relends to the telecommunications systems. RTFC pays an administrative fee to CFC for work performed by CFC staff. RTFC does not maintain a loan loss allowance. Rather, CFC has agreed to reimburse RTFC for loan losses. Under the agreement, RTFC pays a fee to CFC based on the amount of loss allowance CFC has allocated to telecommunications exposure.

The following chart contains income statement information for the six months ended November 30, 2002 and balance sheet information at November 30, 2002.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$376,707	$174,453	$551,160
Cost of funds	331,238	141,347	472,585
Gross margin	45,469	33,106	78,575
Expenses:
General and administrative expenses	14,297	4,809	19,106
Provision for loan losses	25,366	42,900	68,266
Total expenses	39,663	47,709	87,372

Results of operations of foreclosed assets	126	-	126
Operating (loss)/margin	5,932	(14,603)	(8,671)

SFAS 133 cash settlements	41,008	17,500	58,508
SFAS 133 forward value	193,576	64,860	258,436
Net margin	$240,516	$67,757	$308,273

Assets:
Loans outstanding, net	$14,059,427	$4,808,634	$18,868,061
Other assets	1,385,770	464,322	1,850,092
Total assets	$15,445,197	$5,272,956	$20,718,153

The following chart contains income statement information for the six months ended November 30, 2001 and balance sheet information at November 30, 2001.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$433,127	$196,776	$629,903
Cost of funds	328,082	133,205	461,287
Gross margin	105,045	63,571	168,616
Expenses:
General and administrative expenses	11,629	4,274	15,903
Provision for loan losses	82,728	27,100	109,828
Total expenses	94,357	31,374	125,731

Operating margin	10,688	32,197	42,885

SFAS 133 cash settlements	5,980	2,428	8,408
SFAS 133 forward value	18,581	6,830	25,411
Cumulative change in accounting principle	20,666	7,717	28,383
Net margin	$55,915	$49,172	$105,087

Assets:
Loans outstanding, net	$14,093,834	$5,153,833	$19,247,667
Other assets	471,741	173,412	645,153
Total assets	$14,565,575	$5,327,245	$19,892,820

The following chart contains income statement information for the three months ended November 30, 2002.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$185,456	$86,578	$272,034
Cost of funds	166,355	72,039	238,394
Gross margin	19,101	14,539	33,640
Expenses:
General and administrative expenses	6,992	2,360	9,352
Provision for loan losses	3,767	28,300	32,067
Total expenses	10,759	30,660	41,419

Results of operations of foreclosed assets	126	-	126
Operating (loss)/margin	8,468	(16,121)	(7,653)

SFAS 133 cash settlements	23,346	10,076	33,422
SFAS 133 forward value	16,282	5,409	21,691
Net margin	$48,096	$(636)	$47,460

The following chart contains income statement information for the three months ended November 30, 2001.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Income statement:
Operating income	$208,430	$93,644	$302,074
Cost of funds	157,388	62,148	219,536
Gross margin	51,042	31,496	82,538
Expenses:
General and administrative expenses	6,200	2,247	8,447
Provision for loan losses	56,028	2,800	58,828
Total expenses	62,228	5,047	67,225

Operating margin	(11,186)	26,499	15,263

SFAS 133 cash settlements	5,361	2,171	7,532
SFAS 133 forward value	9,212	3,331	12,543
Net margin	$3,387	$31,951	$35,338

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar amounts in millions)

The following discussion and analysis is designed to provide a better understanding of CFC's combined financial condition and results of operations and as such should be read in conjunction with the combined financial statements, including the notes thereto.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "anticipates", "expects", "projects", "believes", "plans", "may", "intend", "should", "could", "will", "estimate", and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss allowance, net margin growth, leverage and debt to adjusted equity ratios, and borrower financial performance are forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

*

Liquidity - CFC depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantees and repurchase agreements. At November 30, 2002, CFC had $3,266 million of commercial paper and bank bid notes and $2,613 million of medium-term notes and collateral trust bonds scheduled to mature during the next twelve months. There is no guarantee that it will be able to access the markets in the future. CFC's long-term debt ratings were downgraded by three of the major credit rating agencies in fiscal year 2002 and Standard & Poor's Corporation and Moody's Investors Service have CFC's ratings on negative outlook. Further downgrades or other events that deny or limit CFC's access to the capital markets could negatively impact its operations. CFC has no control over certain items that are considered by the credit rating agencies as part of the rating for CFC, such as the overall outlook for the electric and telecommunications industries.

*	Gross margin - The gross margin spread budgeted for fiscal year 2003 is less than the amount for fiscal year 2002. Additional competition from sources competing for rural electric and telephone loan business could cause further reduction in the gross margin earned by CFC.
*	Customer choice - The passage of customer choice laws could have a negative impact on CFC's power supply systems. Laws are being passed by individual states, all of which differ in some aspect. At this time, it is impossible to predict the time frame for states to pass customer choice legislation and the impact, if any, it may have on CFC's power supply systems.
*	Restructured borrowers - Although Deseret Generation and Transmission Cooperative ("Deseret") is currently performing as required and has made significant amounts of excess cash flow payments, its past performance does not guarantee that it will be able to meet all of the minimum payment requirements through 2025 or that it will continue to generate excess cash flow. The calculated impairment would increase and the loan accrual rate would be reduced if Deseret were not able to meet the minimum payments as required by the restructure agreement and generated no future excess cash flow. Denton County Electric Cooperative, Inc. d/b/a/ CoServ Electric ("CoServ") has emerged from bankruptcy and the joint plans of liquidation and reorganization filed by CoServ and CFC are effective. The calculated impairment would increase if CoServ were not able to perform as required by the joint plans of liquidation and reorganization.
*	Credit concentration - CFC lends only into the rural electric and telephone industries and is subject to risks associated with those industries. CFC's credit concentration to its ten largest borrowers could increase from the current 26% of total loans and guarantees outstanding, if:
*	it were to extend additional loans to the current ten largest borrowers,
*	its total loans outstanding were to decrease, with a disproportionate share of the decrease to borrowers not in the current ten largest, or
*	it were to advance new loans in excess of $100 million to one of the next group of borrowers below the ten largest.

Credit concentration is one of the risk factors considered by the rating agencies in the evaluation of CFC's credit rating. CFC plans to strictly monitor the amount of loans extended to its largest borrowers to manage the credit concentration downward.

*

Loan loss allowance - Computation of the loan loss provision is inherently based on subjective estimates. A loan write-off in excess of specific reserves for impaired borrowers or a large net loan write-off to a borrower that is currently performing would have a negative impact on the coverage provided by the loan loss allowance and the net margin for the year due to an increased loan loss provision.

24

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

*

Tax exemption - Legislation that removes the federal tax exemption for 501(c)(4) social welfare corporations would have a negative impact on CFC's net margins. CFC's continued exemption depends on CFC conducting its business in accordance with its exemption request to the Internal Revenue Service.

*

Derivative accounting - The required accounting for derivative financial instruments has caused increased volatility in CFC's financial results. A standard market does not exist for CFC's derivative instruments, therefore the fair value of derivatives reported in CFC's financial statements is based on quotes obtained from CFC's counterparties. The market quotes provided by counterparties do not represent offers to trade at the quoted price.

*

Rating triggers - A total of $7,901 million of interest rate exchange agreements include rating triggers based on CFC's senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. If CFC's rating from either agency drops below the level specified in the agreement, the counterparty may, but is not obligated to, terminate the agreement. The parties are required to make all payments related to the termination of the agreement. If CFC's ratings fall to Baa1/BBB+, the counterparty may terminate agreements with a total notional amount of $2,130 million. If CFC's ratings fell below Baa1/BBB+, the counterparty may terminate the agreement on the remaining total notional amount of $5,771 million.

*

Calculated impairment - CFC calculates loan impairments per the requirements of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15 and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an Amendment of SFAS 114. This guidance states that the impairment is equal to the payments required by the original loan agreement discounted at the interest rate in the original loan agreement less the restructured payments discounted at the interest rate in the original loan agreement or fair value of the collateral. The interest rate in the original loan agreements for CoServ and Deseret is a blend of the CFC long-term fixed rate for various maturity periods, the CFC long-term variable rate and the CFC line of credit interest rate. CFC periodically adjusts the long-term variable and line of credit interest rates to reflect the cost of variable rate and short-term debt. The cash payments CFC would have received under the terms of the original CoServ and Deseret loans will change as CFC adjusts its long-term variable and line of credit interest rates. CFC's long-term variable and line of credit interest rates are currently at historic low levels. CFC's calculated impairment on the loans to CoServ and Deseret will increase as CFC's long-term variable and line of credit interest rates increase due to the increase in cash payments that CFC would have received under the original terms of the loans. The negative impact from the rate increase for Coserv may be offset by the positive impact from applying all interest payments as a reduction of the outstanding principal balance. The negative impact from the rate increase to Deseret may be offset by the positive impact of excess cash payments made by Deseret.

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

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC's net margin is subject to fluctuation as interest rates change. Management has established a 1.10 TIER as its minimum operating objective. TIER is a measure of CFC's ability to cover the interest expense on funding. TIER is calculated by dividing the cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds. CFC's TIER for the six months ended November 30, 2002 and 2001 was 1.65 and 1.17, respectively. The TIER adjusted to exclude the SFAS 133 forward value from net margin and include the SFAS 133 cash settlements in the cost of funds at November 30, 2002 and 2001 was 1.12 and 1.11, respectively. CFC believes that the TIER calculation excluding the SFAS 133 forward value and including the SFAS 133 cash settlements is a better measure of its performance. As long as CFC holds its derivative instruments to maturity and CFC and its counterparties perform in accordance with the terms of the instruments, there will be no impact on earnings or cash flow over the life of the derivative as a result of adopting SFAS 133. It is CFC's policy to hold derivatives to maturity.

The following charts detail the results for the six months ended November 30, 2002 versus November 30, 2001.

	For the six months ended
(Dollar amounts in millions)	November 30,	November 30,	Increase/
	2002	2001	(Decrease)
Operating income	$551	$630	$(79)
Cost of funds	473	461	12
Gross margin	78	169	(91)
Expenses:
General and administrative expenses	19	16	3
Provision for loan losses	68	110	(42)
Total expenses	87	126	(39)
Results of operations of foreclosed assets	-	-	-
Operating (loss)/margin	(9)	43	(52)

SFAS 133 cash settlements	59	8	51
SFAS 133 forward value	258	26	232
Cumulative effect of change in accounting principle	-	28	(28)
Net margin	$308	$105	$203

TIER	1.65	1.17
TIER adjusted to exclude adjustments relating to SFAS 133 (1)	1.12	1.11

(1) Adjusted to exclude the SFAS 133 forward value from net margin and include the SFAS 133 cash settlements in the cost of funds.

The following chart shows net margins expressed as a percentage of average loans outstanding for the six months ended November 30, 2002 and November 30, 2001.

	For the six months ended
	November 30,	November 30,	Increase/
	2002	2001	(Decrease)
Operating income	5.48%	6.38%	(0.90)%
Cost of funds	4.70%	4.67%	0.03%
Gross margin	0.78%	1.71%	(0.93)%
Expenses:
General and administrative expenses	0.19%	0.16%	0.03%
Provision for loan losses	0.68%	1.11%	(0.43)%
Total expenses	0.87%	1.27%	(0.40)%
Results of operations of foreclosed assets	-%	-%	-%
Operating (loss)/margin	(0.09)%	0.44%	(0.53)%

SFAS 133 cash settlements	0.58%	0.08%	0.50%
SFAS 133 forward value	2.57%	0.26%	2.31%
Cumulative effect of change in accounting principle	-%	0.29%	(0.29)%
Net margin	3.06%	1.07%	1.99%

Gross margin adjusted to include SFAS 133 cash settlements (1)	1.36%	1.79%	(0.43)%
Operating margin adjusted to include SFAS 133 cash settlements (1)	0.50%	0.52%	(0.02)%

(1) Adjusted to include SFAS 133 cash settlements in the cost of funds.

The $79 million or 13% decrease in operating income was due to the decrease in the yield on average loans outstanding caused by lower interest rates. Cost of funds for the six months ended November 30, 2002 was $473 million, an increase of $12 million or 3% over the cost of funds of $461 million for the prior year period. CFC's strategy of replacing dealer commercial paper with medium-term note funding increased CFC's funding costs for the six months ended November 30, 2002 compared to the prior year period offsetting the impact of decreasing interest rates on short-term funding.

Average loan volume for the six months ended November 30, 2002 was $20,073 million, an increase of $384 million, or 2%, over the average loan volume of $19,689 million for the prior year period. The gross margin earned on loans for the six months ended November 30, 2002 was 78 basis points compared to 171 basis points for the six months ended November 30, 2001. The gross margin earned on loans for the six months ended November 30, 2002 adjusted to include SFAS 133 cash settlements was 136 basis points, a decrease of 43 basis points, or 23%, compared to the gross margin of 179 basis points for the prior year period. During the six months ended November 30, 2002 and 2001, CFC received a total of $59 million and $8 million, respectively, of net cash settlements from counterparties related to interest rate and cross currency exchange agreements. Prior to the implementation of SFAS 133, the amounts that CFC received or paid as the net cash settlement on its exchange agreements during the reporting period were included in the cost of funds. This reporting has changed due to the requirements of SFAS 133. While the reporting requirements have changed, the economic impact on operations due to the net cash settlements received or paid has not changed. For the six months ended November 30, 2002, the $59 million of cash settlements received represented a reduction to CFC's cost of funding. The decreasing interest rate environment and the composition of CFC's exchange agreements that were settled during the six months ended November 30, 2002 resulted in an increase in the SFAS 133 cash settlements of $51 million over the prior year period.

Operating loss for the six months ended November 30, 2002 was $9 million, compared to an operating margin of $43 million for the prior year period. The operating margin adjusted to include the amount received as cash settlements from exchange counterparties for the six months ended November 30, 2002 was $50 million, compared to $51 million for the prior year period. The operating margin adjusted to include SFAS 133 cash settlements remained stable due to the $91 million decrease in gross margin offset by the $51 million increase in SFAS 133 cash settlements noted above and the $42 million decrease to the provision for loan losses. During the six months ended November 30, 2002, CFC determined that a total of $68 million was required as an addition to the loan loss allowance compared to $110 million added during the prior year period.

Net margin for the six months ended November 30, 2002 was $308 million, an increase of $203 million compared to the prior year period. The increase is primarily due to a $232 million increase in the SFAS 133 forward value and impacts on operating margin as noted above. The $232 million increase in the SFAS 133 forward value during the six months ended November 30, 2002 is due to changes in the fair value quotes of the interest rate and cross currency exchange agreements estimated at November 30, 2002 as compared to May 31, 2002. In most cases, variable interest rates have not increased as expected and in a decreasing interest rate environment, a rise in the fair value of fixed to variable exchange agreements usually occurs. CFC pays a variable rate on the majority of its exchange agreements. At November 30, 2002, CFC's interest rate and cross currency exchange agreements include $8,009 million, or 53%, of exchange agreements in which CFC synthetically changed the interest rate on the debt securities from fixed to variable and $5,034 million, or 34%, of exchange agreements in which CFC synthetically changed the interest rate on the debt securities from variable to fixed. CFC pays a variable rate of interest and receives a variable rate of interest on the remaining exchange agreements. These types of exchange agreements have very little impact on the SFAS 133 forward value.

The following charts detail the results for the three months ended November 30, 2002 versus November 30, 2001.

	For the three months ended
(Dollar amounts in millions)	November 30,	November 30,	Increase/
	2002	2001	(Decrease)
Operating income	$272	$302	$(30)
Cost of funds	238	220	18
Gross margin	34	82	(48)
Expenses:
General and administrative expenses	10	8	2
Provision for loan losses	32	59	(27)
Total expenses	42	67	(25)
Results of operations of foreclosed assets	-	-	-
Operating (loss)/margin	(8)	15	(23)

SFAS 133 cash settlements	33	8	25
SFAS 133 forward value	22	12	10
Net margin	$47	$35	$12

TIER	1.20	1.16
TIER adjusted to exclude adjustments relating to SFAS 133 (1)	1.13	1.11

(1) Adjusted to exclude the SFAS 133 forward value from net margin and include the SFAS 133 cash settlements in the cost of funds.

The following chart shows net margins expressed as a percentage of average loans outstanding for the three months ended November 30, 2002 and November 30, 2001.

	For the three months ended
	November 30,	November 30,	Increase/
	2002	2001	(Decrease)
Operating income	5.46%	6.18%	(0.72)%
Cost of funds	4.78%	4.49%	0.29%
Gross margin	0.68%	1.69%	(1.01)%
Expenses:
General and administrative expenses	0.20%	0.18%	0.02%
Provision for loan losses	0.64%	1.20%	(0.56)%
Total expenses	0.84%	1.38%	(0.54)%
Results of operations of foreclosed assets	-%	-%	-%
Operating (loss)/margin	(0.16)%	0.31%	(0.47)%

SFAS 133 cash settlements	0.67%	0.15%	0.52%
SFAS 133 forward value	0.44%	0.26%	0.18%
Net margin	0.95%	0.72%	0.23%

Gross margin adjusted to include SFAS 133 cash settlements (1)	1.35%	1.84%	(0.49)%
Operating margin adjusted to include SFAS 133 cash settlements (1)	0.51%	0.46%	0.05%

(1) Adjusted to include SFAS 133 cash settlements in the cost of funds.

Net margin for the three months ended November 31, 2002 increased by $12 million compared to the prior year period primarily due to the $25 million increase in the SFAS 133 cash settlements and the $27 million decrease in loan loss provision, partially offset by the $48 million decrease in gross margin. Refer to the explanations of the fluctuations for the six months ended November 30, 2002 and 2001 for further details.

Liquidity and Capital Resources

Assets

At November 30, 2002, CFC had $20,718 million in total assets, an increase of $395 million, or 2%, from the balance of $20,323 million at May 31, 2002. Net loans outstanding to members totaled $18,868 million at November 30, 2002, a decrease of $672 million compared to a total of $19,540 million at May 31, 2002. Net loans represented 91% and 96% of total assets at November 30, 2002 and May 31, 2002, respectively. The remaining assets, $1,850 million and $783 million at November 30, 2002 and May 31, 2002, respectively, consisted of other assets to support CFC's operations, primarily cash and cash equivalents, derivative assets and an investment in foreclosed assets. Included in assets at November 30, 2002 and May 31, 2002 is $557 million and $193 million, respectively, of derivative assets attributable to the adoption of SFAS 133, which requires CFC to reflect the fair market value of its derivatives on the balance sheet. Derivative assets increased by $364 million due to the decreasing interest rate environment. During the quarter ended November 30, 2002, CFC received assets from CoServ and booked a $327 million investment in foreclosed assets as part of the joint plan of liquidation of CoServ. Except as required for the debt service account and unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

Loans to Members

Net loan balances decreased by $672 million, or 3%, from May 31, 2002 to November 30, 2002. Gross loans decreased by a total of $604 million, and the allowance for loan losses increased by $68 million, compared to the prior period. As a percentage of the portfolio, long-term loans represented 93% at November 30, 2002 and May 31, 2002 (including secured long-term loans classified as restructured and nonperforming). The remaining 7% at November 30, 2002 and May 31, 2002 consisted of secured and unsecured intermediate-term and line of credit loans.

Long-term fixed rate loans represented 65% and 60% of total long-term loans at November 30, 2002 and May 31, 2002, respectively. Loans converting from a variable rate to a fixed rate for the six months ended November 30, 2002 totaled $670 million, which was offset by $23 million of loans that converted from a fixed rate to a variable rate. For the six months ended November 30, 2001, loans converting from a variable rate to a fixed rate totaled $896 million, which was offset by $17 million of loans that converted from the fixed rate to the variable rate. This resulted in a net conversion of $647 million from a variable rate to a fixed rate for the six months ended November 30, 2002, compared to a net conversion of $879 million for the six months ended November 30, 2001. Approximately 61% of total loans carried a fixed rate of interest at November 30, 2002 compared to 56% at May 31, 2002.

The decrease in total gross loans outstanding at November 30, 2002 was due primarily to decreases of $357 million in nonperforming and restructured loans, $108 million in long-term loans, $89 million in short-term loans and $50 million in intermediate-term loans. Loans outstanding to electric systems decreased by $520 million and loans outstanding to telecommunications systems decreased by $84 million. The decrease to electric systems was due to decreases of $564 million to distribution systems offset by increases of $40 million to power supply systems and $4 million to associate and service members. CFC anticipates that loan growth during the next few years will be moderate due to the significant increase of insured loans and loan guarantees authorized by the Rural Utilities Service ("RUS"). Loans from the Federal Financing Bank ("FFB") with an RUS guarantee represent the lowest cost option for rural electric utilities.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity
CFC provides credit products (loans, financial guarantees and letters of credit) to its qualified members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication associations and associated organizations.

The following chart summarizes loans and guarantees outstanding by member class at November 30, 2002 and May 31, 2002.

(Dollar amounts in millions)	November 30, 2002		May 31, 2002
Electric systems:
Distribution	$11,374	53%	$11,933	54%
Power supply	3,933	19%	3,929	18%
Associate & service members	1,148	5%	1,161	5%
Total electric systems	16,455	77%	17,023	77%
Telecommunication systems	4,995	23%	5,080	23%
Total	$21,450	100%	$22,103	100%

Credit Concentration

At November 30, 2002, the total exposure outstanding to any one borrower or controlled group did not exceed 3.9% of total loans and guarantees outstanding compared to 4.6% at May 31, 2002. At November 30, 2002 and May 31, 2002, CFC had $4,842 million and $5,193 million, respectively, in loans, and $679 million and $701 million, respectively, in guarantees, outstanding to its ten largest borrowers. The amounts outstanding to the ten largest borrowers at November 30, 2002 and May 31, 2002 represented 25% and 26% of total loans outstanding, respectively, and 34% of total guarantees outstanding. Total credit exposure to the ten largest borrowers at November 30, 2002 and May 31, 2002, represented 26% and 27%, respectively, of total loans and guarantees outstanding. At November 30, 2002 and May 31, 2002, the ten largest borrowers included two distribution systems, two power supply systems, one service organization, and five telecommunications systems.

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

The new policy was approved on July 23, 2002. During the period from July 24, 2002 to November 30, 2002, CFC's Board of Directors approved new loan and guarantee facilities totaling approximately $429 million to 10 borrowers that had a total or unsecured exposure in excess of the limits set forth in the credit limitation policy. Loans approved for two borrowers totaling $124 million are bridge loans that may be paid off once the borrowers obtain financing from RUS.

Security Provisions

Except when providing lines of credit and intermediate-term loans, CFC typically lends to its members on a secured basis. At November 30, 2002, a total of $1,614 million of loans were unsecured representing 8% of total loans. At May 31, 2002, a total of $1,687 million of loans was unsecured representing 8% of total loans. CFC's long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. At November 30, 2002 and May 31, 2002, a total of $282 million of guarantees were unsecured, representing 14% of total guarantees. Guarantees are secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At November 30, 2002 and May 31, 2002, CFC had a total of $1,896 million and $1,969 million, respectively, of unsecured loans and guarantees representing 9% of total loans and guarantees.

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

Once a borrower is classified as nonperforming, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At November 30, 2002 and May 31, 2002, CFC had $653 million and $1,011 million, respectively, of loans classified as nonperforming. At November 30, 2002 and May 31, 2002, all loans classified as nonperforming were on non-accrual status with respect to the recognition of interest income.

At November 30, 2002 and May 31, 2002, CFC had a total of $652 million and $1,003 million in loans outstanding to CoServ, respectively. At November 30, 2002 and May 31, 2002, all loans to CoServ were classified as nonperforming as CoServ is in default under its loan agreements with CFC. Total loans to CoServ at November 30, 2002 and May 31, 2002 represented 3.0% and 4.5%, respectively, of CFC's total loans and guarantees outstanding, respectively.

In June 2002, CoServ and CFC filed joint plans of liquidation and reorganization for each of CoServ's three business segments: real estate lending, telecommunications and electric distribution cooperative. The real estate plan became effective on October 11, 2002. On that date, CoServ transferred the real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in the real estate properties to entities controlled by CFC. The loan balance to CoServ was reduced by the fair value of the real estate assets received totaling $325 million and $27 million in cash from the lock box that was established to collect all payments on notes receivable from the developers. On December 13, 2002, CoServ emerged from bankruptcy and the electric plan and telecom plan became effective. On that date, CoServ transferred the telecommunications assets to entities controlled by CFC. The loan balance to CoServ was reduced by $27 million, the fair value of the telecommunications assets received less estimated costs to sell. CFC is accounting for the real estate and telecommunications assets received as foreclosed assets. CoServ will continue to operate as an electric distribution utility and will be required to make quarterly payments to CFC over the next 35 years.

Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cash flows. At November 30, 2002 and May 31, 2002, restructured loans totaled $542 million and $540 million, respectively. Upon CoServ's emergence from bankruptcy on December 13, 2002, CFC reclassified the outstanding loan to CoServ as restructured and in the near term will maintain the restructured CoServ loan on non-accrual status.

A total of $535 million of loans was outstanding at November 30, 2002 to Deseret under the restructure agreement signed in October 1996. Under this agreement, Deseret is required to make quarterly payments to CFC through 2025. In addition, on an annual basis, CFC receives 80% of the excess cash generated by Deseret during the last calendar year (excess cash is calculated based on a formula in the restructure agreement). To date, Deseret has made all minimum payments as required and has made excess cash payments totaling $124 million or an average of approximately $25 million per year. CFC is currently accruing interest on the Deseret restructured loan at a rate of 7%. CFC keeps 75% of excess cash payments it receives from Deseret to apply against accrued interest and reduce the principal balance. The remaining 25% is applied against the member participation loans. CFC has no net write-off on its loans to Deseret.

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

As events related to the cooperative take place and CFC's assumptions change, the impairment calculation will change. CFC adjusts the amount of its loan loss allowance specifically reserved to cover the calculated impairments on a quarterly basis based on the most current information available. At November 30, 2002 and May 31, 2002, CFC had specifically reserved a total of $177 million and $202 million, respectively, to cover impairments.

Allowance for Loan Losses

CFC maintains an allowance for probable loan losses, which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC's borrowers, delinquencies, loan charge-off history, underlying collateral, and the effect of economic and industry conditions on its borrowers.

Since inception in 1969, CFC has recorded charge-offs totaling $135 million and recoveries totaling $28 million for a net loan loss amount of $107 million. In the past five fiscal years and the first six months of fiscal year 2003, CFC has recorded charge-offs totaling $102 million and recoveries totaling $24 million for a net loan loss of $78 million.

Management believes that the allowance for loan losses is adequate to cover any estimated probable losses that may occur.

	For the six months ended		For year
	November 30,		ended
(Dollar amounts in thousands)	2002	2001	May 31, 2002
Beginning balance	$507	$332	$332
Provision for loan losses	68	110	199
Charge-offs, net	(1)	(25)	(24)
Ending balance	$574	$417	$507

As a percentage of total loans outstanding	2.95%	2.12%	2.53%
As a percentage of total loans and guarantees outstanding	2.68%	1.92%	2.29%
As a percentage of total nonperforming and restructured loans outstanding	48.07%	27.23%	32.66%

During the quarter ended November 30, 2002, CFC wrote off $1 million to a borrower classified as impaired which was fully reserved for in the specific reserve of the loan loss allowance. In December 2002, CFC wrote off an additional $1 million related to an impaired borrower. At November 30, 2002, CFC had a specific reserve of $1 million for this borrower.

In December 2002, a borrower with an outstanding loan balance of $13 million transferred assets to entities controlled by CFC in repayment of the loan as part of a settlement. The assets had a fair value of $5 million. As a result, CFC took a write-off of $8 million in December 2002. At November 30, 2002, CFC had a specific reserve of $8 million for this borrower. The assets received as settlement of the loan will be accounted for as foreclosed assets while entities controlled by CFC attempt to arrange a sale.

Liabilities and Equity

Liabilities and equity totaled $20,718 million at November 30, 2002, an increase of $395 million or 2% from the balance of $20,323 at May 31, 2002. The increase to total liabilities and equity at November 30, 2002 was due to a $282 million increase to equity, a $231 million increase in long-term debt, a $78 million increase in derivative liabilities, a $23 million increase in accrued interest payable and other liabilities and a $22 million increase in member's subordinated certificates offset by a $241 million decrease in notes payable outstanding. The $282 million increase to equity was due to an increase of $289 million related to SFAS 133 forward value and an increase of $49 million to unallocated margins excluding SFAS 133 forward value offset by a decrease of $56 million for the retirement of patronage capital ($74 million total retired less $18 million held by RTFC to be retired to RTFC members in January 2003). Total debt outstanding at November 30, 2002 was $17,861 million, a decrease of $10 million compared to the May 31, 2002 balance of $17,871 million.

Notes Payable and Long-Term Debt
The following chart provides a breakout of debt outstanding.

(Dollar amounts in millions)	November 30, 2002	May 31, 2002	Increase/(Decrease)
Notes payable:
Commercial paper (1)	$3,066	$3,137	$(71)
Bank bid notes	200	100	100
Long-term debt with remaining maturities less than one year	2,613	2,883	(270)
Notes payable reclassified as long-term	(3,706)	(3,706)	-
Total notes payable	2,173	2,414	(241)
Long-term debt:
Collateral trust bonds	4,695	4,794	(99)
Medium-term notes	6,687	6,355	332
Notes payable reclassified as long-term	3,706	3,706	-
Long-term debt valuation allowance	-	2	(2)
Total long-term debt	15,088	14,857	231
Quarterly income capital securities	600	600	-
Total debt outstanding	$17,861	$17,871	$(10)

Percentage of fixed rate debt (2)	52%	50%
Percentage of variable rate debt (3)	48%	50%
Percentage of long-term debt	88%	86%
Percentage of short-term debt	12%	14%

(1) Includes $87 million and $45 million related to the daily liquidity fund at November 30, 2002 and May 31, 2002, respectively.

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

Medium-term notes increased due to CFC's debt issuance on August 29, 2002. CFC issued $1,250 million of 5.75% global unsecured notes due 2009 denominated in U.S. dollars and issued to investors in the United States, Europe and Asia. The issuance was registered with the Securities and Exchange Commission. The proceeds from these notes were used to repay commercial paper obligations that matured in September 2002 in line with CFC's goal to reduce reliance on dealer commercial paper. The notes were immediately swapped to a floating rate in order to fund CFC's variable rate loan pool.

Subordinated Certificates and Equity
The following chart provides a breakout of members' subordinated certificates and equity outstanding.

(Dollar amounts in millions)	November 30, 2002	May 31, 2002	Increase/(Decrease)
Subordinated certificates:
Membership certificates	$642	$641	$1
Loan certificates	883	860	23
Guarantee certificates	189	191	(2)
Total subordinated certificates	1,714	1,692	22
Equity:
Membership fees	2	2	-
Education fund	1	1	-
Members' capital reserve	37	16	21
Allocated net margin	295	352	(57)
Unallocated margin	50	21	29
Total members' equity	385	392	(7)
Cumulative effect of change in accounting
principle/prior year SFAS 133 forward value*	70	28	42
Current year SFAS 133 forward value*	258	42	216
Total retained equity	713	462	251
Accumulated other comprehensive loss*	(105)	(136)	31
Total equity	608	326	282
Total equity and subordinated certificates	$2,322	$2,018	$304

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

The increase to members' subordinated certificates and equity of $304 million for the six months ended November 30, 2002 is due to the increase in equity of $282 million primarily related to the changes in the fair value for certain derivatives as required by SFAS 133. Members' subordinated certificates increased $22 million related to the issuance of new loan certificates for loan advances. CFC does not believe that fluctuations in liabilities and equity from the adoption of SFAS 133 are permanent. These adjustments will reverse over time if CFC and the exchange agreement counterparties perform as required under the agreements. On September 3, 2002, CFC made a patronage capital retirement of $74 million, which represented 70% of the net margin allocated for fiscal year 2002 and one-ninth of the net margins allocated for fiscal years 1991, 1992 and 1993.

Contractual Obligations
The following table summarizes CFC's contractual obligations at November 30, 2002 and the related principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding						Remaining
Instrument	Balance	2003	2004	2005	2006	2007	Years
Notes payable (1)	$5,879	$4,699	$1,180	$-	$-	$-	$-
Long-term debt (2)	11,382	-	1,405	1,574	2,319	1,034	5,050
Quarterly income capital securities	600	-	-	-	-	-	600
Members' subordinated certificates (3)	1,011	4	19	3	30	18	937
Total contractual obligation s	$18,872	$4,703	$2,604	$1,577	$2,349	$1,052	$6,587

(1) Includes commercial paper, bank bid notes and long-term debt due in less than one year prior to reclassification of $3,706 million to long-term debt.
(2) Excludes $3,706 million reclassification from notes payable.

(3) Excludes loan subordinated certificates totaling $703 million that amortize annually based on the outstanding balance of the related loan, therefore there is no scheduled amortization. Over the past three years, annual amortization on these certificates has averaged $22 million. In fiscal year 2002, amortization represented 4% of amortizing loan subordinated certificates outstanding.

Off-Balance Sheet

Guarantees
The following chart provides a breakout of guarantees outstanding by type.

			Increase/
(Dollar amounts in thousands)	November 30, 2002	May 31, 2002	(Decrease)
Long-term tax-exempt bonds	$926,515	$940,990	$(14,475)
Debt portions of leveraged lease transactions	37,485	41,064	(3,579)
Indemnifications of tax benefit transfers	196,525	208,637	(12,112)
Letters of credit	312,474	310,926	1,548
Other guarantees	534,930	554,768	(19,838)
Total	$2,007,929	$2,056,385	$(48,456)

The decrease in total guarantees outstanding at November 30, 2002 compared to May 31, 2002 was due primarily to decreases in the amount of NCSC commercial paper guaranteed by CFC and to normal amortization on tax-exempt bonds and tax benefit transfers.

The following table summarizes CFC's off-balance sheet obligations at November 30, 2002 and the related principal amortization and maturities by fiscal year.

(Dollar amounts in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
Instrument	Balance	2003	2004	2005	2006	2007	Years
Guarantees (1)	$2,008	$236	$121	$107	$166	$202	$1,176

(1) On a total of $847 million of pollution control bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Unadvanced Commitments

At November 30, 2002, CFC had unadvanced commitments totaling $11,985 million, a decrease of $29 million compared to the balance of $12,014 at May 31, 2002. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been approved and executed, but funds have not been advanced. Approximately 46% and 44%, respectively, of the outstanding commitments at November 30, 2002 and May 31, 2002 were for short-term or line of credit loans. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most of these commitments. In addition, at November 30, 2002 and May 31, 2002, 35% and 37%, respectively, of outstanding commitments had been established under the power vision program. Under this program, CFC performed a review of the majority of its distribution borrowers and pre-approved them for a certain amount of loans. Amounts approved but not advanced are available for a period of five years. All above mentioned credit commitments contain material adverse change clauses, thus to qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material change since the loan was approved.

Unadvanced commitments do not represent off-balance sheet liabilities of CFC and have not been included in the chart summarizing off-balance sheet obligations above. CFC has no obligation to advance amounts to a borrower that does not meet the minimum conditions in effect at the time the loan was approved. If there has been a material adverse change in the borrower's financial condition, CFC is not required to advance funds. Therefore, CFC classifies unadvanced commitments as contingent liabilities. Amounts advanced under these commitments would be classified as performing loans since the members are required to be in good financial condition to be eligible to receive the advance of funds.

Ratios and Revolving Credit Agreements

Leverage Ratio

CFC calculates the leverage ratio by dividing liabilities and guarantees outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of QUICS, members' subordinated certificates and total equity. Members' subordinated certificates and QUICS are treated as equity in the leverage calculation. The leverage ratio, based on the above formula, at November 30, 2002, was 6.69, a decrease from 7.45 at May 31, 2002. For the purpose of covenant compliance on the revolving credit agreements, the leverage ratio is adjusted to remove the impact of the SFAS 133 adjustments. The leverage ratio is adjusted to exclude the derivative liability from the total liabilities and guarantees outstanding and members' equity is substituted for total equity. At November 30, 2002 and May 31, 2002, the leverage ratio excluding the impact of SFAS 133 was 7.13 and 7.18, respectively. CFC believes that the leverage ratio excluding the impact of SFAS 133 is a better measure of financial performance. As long as CFC holds its derivative instruments to maturity, adjustments to record the forward value of the derivatives will reverse over time. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

Debt to Adjusted Equity Ratio

The debt to adjusted equity ratio is calculated by dividing liabilities outstanding, excluding QUICS and debt used to fund loans guaranteed by RUS, by the total of members' subordinated certificates, QUICS, total equity and the loan loss allowance. Members' subordinated certificates and QUICS are treated as equity in the debt to adjusted equity calculation. The debt to adjusted equity ratio, based on the above formula, at November 30, 2002 was 5.02, a decrease from 5.59 at May 31, 2002. CFC also presents the debt to adjusted equity calculation excluding the impact of SFAS 133. The debt to adjusted equity calculation is adjusted to exclude the derivative liability from the total liabilities outstanding and members' equity is substituted for total equity. At November 30, 2002 and May 31, 2002, the debt to adjusted equity ratio excluding the impact of SFAS 133 was 5.26 and 5.39, respectively. CFC believes that the debt to adjusted equity ratio excluding the impact of SFAS 133 is a better measure of financial performance. As long as CFC holds its derivative instruments to maturity, adjustments to record the forward value of the derivatives will reverse over time. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

CFC's management is committed to maintaining these ratios within a range required for a strong credit rating. CFC's policy regarding the purchase of loan subordinated certificates requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% of the loan for distribution systems, 7% of the loan for power supply systems and 10% of the loan for all other systems. For non-standard credit facilities, the borrower is required to purchase interest bearing certificates ranging from 12.5% to 14% of the loan. CFC also created a members' capital reserve, in which a portion of the net margin is held annually rather than allocated back to the members. CFC can allocate the members' capital reserve back to its members if necessary. CFC's management will continue to monitor the leverage and debt to adjusted equity ratios. If required, additional policy changes will be made to maintain the ratios within an acceptable range.

Revolving Credit Agreements

As of November 30, 2002, and May 31, 2002, CFC had three revolving credit agreements totaling $3,706 million and $4,562 million, respectively, which are used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation ("NCSC") and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under a three-year agreement, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. In connection with this facility, CFC pays a per annum facility fee of 0.125 of 1% based on CFC's senior unsecured credit ratings per a pricing schedule in the credit agreement.

At November 30, 2002, there were two 364-day agreements totaling $2,678 million that expire on June 30, 2003. Under one 364-day agreement, CFC may borrow $2,378 million. This credit agreement was entered into with a syndicate of 17 banks with JPMorgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, JPMorgan Chase Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and The Bank of Nova Scotia, ABN AMRO Bank, N.V. and Bank One, N.A. as Documentation Agents. In addition, CFC entered into a second 364-day agreement for $300 million with a syndicate of six banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent, ABN AMRO Bank, N.V. as Syndication Agent and The Bank of Tokyo-Mitsubishi, Ltd., JPMorgan Chase Bank and Banc of America Securities LLC as Documentation Agents. Both agreements have a revolving credit period that terminates on June 30, 2003 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period with a .250 of 1% per annum fee on the outstanding principal amount of the term loan.

The facility fee for both of the 364-day facilities is .085 of 1% per annum. Up-front fees between .075 to .090 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate $2 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of .150 of 1% per annum must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. For the purpose of the revolving credit agreements, the fixed charge coverage ratio is calculated by dividing net margin adjusted to exclude the SFAS 133 forward value and the cumulative effect of change in accounting principle by the cost of funds adjusted to include the SFAS 133 cash settlements. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and QUICS. Senior debt includes guarantees; however, it excludes:

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

As of November 30, 2002 and May 31, 2002, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the facilities, CFC classified $3,706 million of its notes payable outstanding as long-term debt at November 30, 2002 and May 31, 2002. CFC expects to maintain more than $3,706 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the credit agreements totaling $3,706 million discussed above, subject to the conditions therein.

Asset/Liability Management

A key element of CFC's funding operation is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity.

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is CFC's policy to manage the match funding of asset and liability repricing terms within a range of 3% of total assets. At November 30, 2002, CFC had $11,300 million of fixed rate assets amortizing or repricing funded by $8,936 million of fixed rate liabilities maturing during the next 30 years and $1,943 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $421 million or 2% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, QUICS, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, and commercial paper, CFC's liabilities have average maturities that closely match the repricing terms of CFC's fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

The following chart shows the scheduled amortization and maturity of fixed rate assets and liabilities outstanding at November 30, 2002.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of November 30, 2002

(Dollar amounts in millions)		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$1,000	$4,415	$2,094	$2,216	$1,171	$404	$11,300
Total assets	$1,000	$4,415	$2,094	$2,216	$1,171	$404	$11,300

Liabilities and members' equity:
Long-term debt	$565	$4,232	$1,608	$1,437	$435	$659	$8,936
Subordinated certificates	33	133	517	461	251	99	1,494
Members' equity	-	-	-	318	131	-	449
Total liabilities and members' equity	$598	$4,365	$2,125	$2,216	$817	$758	$10,879

Gap (1)	$(402)	$(50)	$31	$-	$(354)	$354	$(421)
Cumulative gap	$(402)	$(452)	$(421)	$(421)	$(775)	$(421)
Cumulative gap as a % of total assets (2)	(1.99)%	(2.24)%	(2.09)%	(2.09)%	(3.84)%	(2.09)%

(1) Liabilities and members' equity less assets.
(2) Total assets represents total assets in the combined balance sheet less derivative assets.

Derivative and Financial Instruments
At November 30, 2002 and May 31, 2002, CFC was a party to interest rate exchange agreements with a total notional amount of $13,709 million and $12,667 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically fix the interest rate on $4,384 million as of November 30, 2002 and $3,892 million as of May 31, 2002 of its variable rate commercial paper. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $7,575 million and $6,325 million of collateral trust bonds and medium-term notes as of November 30, 2002 and May 31, 2002, respectively. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three-month LIBOR rate and CFC's variable commercial paper rate totaling $1,100 million and $1,800 million at November 30, 2002 and May 31, 2002, respectively. At November 30, 2002 and May 31, 2002, CFC was using interest rate exchange agreements to synthetically change the interest rate from variable to fixed on $650 million of collateral trust bonds and medium-term notes. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of November 30, 2002 and May 31, 2002, CFC was a party to cross currency interest rate exchange agreements with a total notional amount of $1,262 million and $1,408 million, respectively, related to medium-term notes denominated in foreign currencies. Cross currency interest rate exchange agreements with a total notional amount of $1,262 million at November 30, 2002 and May 31, 2002, in which CFC receives Euros and pays U.S. dollars and $146 million at May 31, 2002 in which CFC receives Yen and pays U.S. dollars are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, QUICS, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 37). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets. At November 30, 2002 and May 31, 2002, fixed rate loans funded by variable rate debt represented 2.09% and 0.43% of total assets excluding derivative assets, respectively. At November 30, 2002, CFC had $421 million of excess fixed rate assets compared to fixed rate liabilities and members' equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, members' subordinated certificates and members' equity to fund variable rate loans. At November 30, 2002 and May 31, 2002, 39% and 44%, respectively, of loans carried variable interest rates.

CFC faces liquidity risk in the funding of its variable rate loans and in being able to obtain the funds required to meet the loan requests of its members or conversely, having funds to repay debt obligations when they are due. CFC offers variable rate loans with maturities of up to 35 years. These loans are funded by variable rate commercial paper, bank bid notes, collateral trust bonds, medium-term notes, non-interest bearing members' subordinated certificates and members' equity. The average maturity of commercial paper and bank bid notes is typically about 30 days. The collateral trust bonds and medium-term notes are issued for longer periods than commercial paper, but typically much shorter than the maturity of the loans. Loan subordinated certificates are issued for the same period as the related loan. Thus, CFC is at risk if it is unable to continually roll over its commercial paper balance or issue other forms of variable rate debt to support its variable rate loans. To mitigate liquidity risk, CFC maintains back-up liquidity through revolving credit agreements with domestic and foreign banks. At November 30, 2002 and May 31, 2002, CFC had a total of $3,706 million and $4,562 million in revolving credit agreements and bank lines of credit.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 39). CFC also maintains shelf registrations with the Securities and Exchange Commission for its collateral trust bonds, medium-term notes and QUICS. At November 30, 2002 and May 31, 2002, CFC had effective shelf registrations totaling $2,875 million related to collateral trust bonds, $3,869 million and $5,299 million, respectively, related to medium-term notes and $275 million and $75 million, respectively, related to QUICS. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At November 30, 2002 and May 31, 2002, CFC had $106 million and $85 million, respectively, of commercial paper and $1,561 million and $1,707 million, respectively, of medium-term notes outstanding to European and Asia Pacific investors. As of November 30, 2002, CFC had total internal issuance authority of $1,000 million related to commercial paper and $4,000 million related to medium-term notes under these programs.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements and cross currency interest rate exchange agreements. To mitigate this risk, CFC only enters into these agreements with financial institutions with investment grade ratings. At November 30, 2002 and May 31, 2002, CFC was a party to $13,709 million and $12,667 million, respectively, of interest rate exchange agreements and $1,262 million and $1,408 million, respectively, of cross currency interest rate exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under any of these agreements. At November 30, 2002, CFC's interest rate exchange agreement and cross currency interest rate exchange agreement counterparties had credit ratings ranging from BBB+ to AAA as assigned by Standard & Poor's Corporation.

Rating Triggers

There are rating triggers associated with $7,901 million of interest rate exchange agreements. The rating trigger is based on CFC's senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (medium-term note ratings from chart on page 39). In all cases, if the rating on CFC's senior unsecured debt from either agency falls below the level indicated in the agreement, the counterparty may, but is not obligated to, terminate the agreement. Upon termination both parties would be required to make all payments that might be due to the other party. If CFC's ratings fall to Baa1/BBB+, the counterparty may terminate agreements with a notional amount of $2,130 million. If CFC's ratings fall below Baa1/BBB+, the counterparty may terminate the agreement on the remaining notional amount of $5,771 million.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody's Investors Service, Standard & Poor's Corporation and Fitch, Inc. The following table presents CFC's credit ratings at November 30, 2002 and May 31, 2002.

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

As a result of the level of increased exposure to CoServ and telecommunications systems, as well as the general negative outlook for electric utilities related to energy trading and the problems experienced in California, Standard & Poor's Corporation and Moody's Investors Service have CFC's ratings on negative outlook. On October 28, 2002, Fitch, Inc. revised CFC's ratings outlook from negative to stable.

Member Investments
At November 30, 2002 and May 31, 2002, CFC's members provided 17.3% and 16.4%, respectively, of total capitalization as follows:

MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

	November 30,	% of	May 31,	% of
(Dollar amounts in millions)	2002	Total (1)	2002	Total (1)
Commercial paper (2)	$1,069	35%	$956	30%
Medium-term notes	279	3%	235	3%
Members' subordinated certificates	1,714	100%	1,692	100%
Members' equity	385	100%	392	100%
Total	$3,447		$3,275
Percentage of total capitalization	17.3%		16.4%

(1) Represents the percentage of each line item outstanding to CFC members.
(2) Includes $87 million and $45 million related to the daily liquidity fund at November 30, 2002 and May 31, 2002, respectively.

The total amount of member investments increased $172 million at November 30, 2002 compared to May 31, 2002 due to the $113 million increase in member commercial paper, the $44 million increase in member medium-term notes and the $22 million increase in members' subordinated certificates, partly offset by the $7 million decrease in members' equity. Total commercial paper investments decreased during the six months ended November 30, 2002 by $71 million, while the member commercial paper investments increased by $113 million. The impact of this activity was an increase in the percentage of member investments as compared to total investments. Total capitalization includes notes payable, long-term debt excluding the SFAS 133 long-term debt valuation allowance, QUICS, members' subordinated certificates and members' equity. Total capitalization at November 30, 2002, was $19,960 million, an increase of $6 million over the total capitalization of $19,954 million at May 31, 2002. When the loan loss allowance is added to both membership contributions and total capitalization, the percentages of membership investments to total capitalization are 19.6% and 18.5% at November 30, 2002 and May 31, 2002, respectively. Total capitalization at November 30, 2002, using total equity rather than members' equity, was $20,184 million compared to $19,888 million at May 31, 2002.

Financial and Industry Outlook

Loan Growth

During fiscal year 2002, CFC experienced aggregate loan growth of $363 million or 2%. During the six months ended November 30, 2002, CFC experienced a decrease in loans of $604 million or 3%. The decrease in loans was $248 million or 1% excluding nonperforming and restructured loans. It is anticipated that loan growth during the next few years will continue to be moderate. For its fiscal year ending September 30, 2003, RUS is expected to have authority for direct lending of $1.3 billion and $2.7 billion of authority for loan guarantees. Loans from the FFB with an RUS guarantee represent a lower cost option for rural electric utilities compared to CFC. CFC anticipates that the majority of its electric loan growth will come from the approximately 221 distribution system borrowers that have fully prepaid their RUS loans and cannot borrow under the insured loan program from RUS for ten years after the prepayment and from distribution system borrowers that cannot wait the 12 to 24 months it may take RUS to process and fund the loan and power supply systems. CFC anticipates that telecommunications loan growth will moderate due to the slower pace of both infrastructure capital requirements and asset acquisitions.

Liquidity

At November 30, 2002, CFC had $3,266 million of commercial paper and bank bid notes and $2,613 million of medium-term notes and collateral trust bonds scheduled to mature during the next twelve months. CFC's members held commercial paper (including the daily liquidity fund) totaling $1,069 million or approximately 35% of the total commercial paper outstanding at November 30, 2002. Commercial paper issued through dealers and bank bid notes represented 12% of CFC's total debt outstanding at November 30, 2002. CFC intends to maintain the balance of dealer commercial paper at 20% or less of total debt outstanding during fiscal year 2003. CFC has not experienced difficulty issuing its commercial paper and does not anticipate any problems in rolling over the balance of commercial paper and bid notes over the next year. During the next twelve months, CFC plans to refinance the $2,613 million of medium-term notes and collateral trust bonds maturing and fund new loan growth with loan repayments from borrowers and by issuing new medium-term notes and collateral trust bonds. At November 30, 2002, CFC had effective registration statements covering $2,875 million of collateral trust bonds and $3,869 million of medium-term notes. CFC anticipates that it will issue approximately $1,500 million of new medium-term notes and collateral trust bonds during the remainder of fiscal year 2003. CFC has not had problems accessing the capital markets in the past. CFC issued approximately $3.5 billion of debt in one issuance in February 2002, after its long-term debt ratings were downgraded by the rating agencies.

Equity Retention

CFC made policy changes in fiscal year 2000 that were intended to increase the amount of equity retained. During fiscal year 2002, the balance of members' equity and subordinated certificates increased by $108 million. During the six months ended November 30, 2002, the balance of members' equity and subordinated certificates increased by $15 million. The decrease in loans outstanding has reduced the growth in members' equity over the first six months of fiscal year 2003. However, the decrease to loans outstanding has also reduced the required provision to CFC's loan loss allowance. Based on current gross margin spreads, CFC anticipates that it will have approximately $65 million of net margins for fiscal year 2003 earned in excess of a 1.12 TIER that may be allocated to the member's capital reserve. This allocation to the members' capital reserve would increase the balance to approximately $100 million. The members' capital reserve is maintained by CFC as permanent equity. During the six months ended November 30, 2002, CFC experienced an increase of $304 million to total equity and members' certificates. A total of $289 million of this increase was as a result of an increase in the forward value of its derivatives. CFC does not include the forward value of its derivatives in its financial analysis, as the forward value represents an estimate of the future cash flow from the derivative instruments. To the extent that actual interest rates differ from the projected yield curve, the actual net settlements related to the derivatives will differ from the forward value adjustments made in the current period to comply with SFAS 133. Thus, in its own financial analysis, CFC takes into account only the SFAS 133 entries for the current period cash settlements.

Gross Margin

The gross margin earned on loans, adjusted to include SFAS 133 cash settlements, for the six months ended November 30, 2002 was 1.36%, which represents a decrease from the 1.69% earned for the year ended May 31, 2002. The decrease was due to increases in the cost of funding as a result of issuing long-term debt to refinance commercial paper which were not passed on to borrowers and competitive pressure. CFC anticipates that the gross margin percentage earned for fiscal year 2003 will be less than the 1.69% earned in fiscal year 2002. The gross margin percentage earned for fiscal year 2003 will most likely also be lower than the 1.36% earned in the first half of the year. CFC lowered its long-term variable and line of credit interest rates by 70 basis points during the first half of the year. Subsequent to the end of the quarter, CFC lowered its long-term variable interest rates by an additional 15 basis points and its line of credit interest rates by an additional 30 basis points. This will reduce the interest income collected on long-term variable rate and line of credit loans, thus further reducing the gross margin yield earned by CFC during the third quarter of fiscal year 2003. Interest rates are expected to stabilize through the remainder of the year. CFC was able to lower its interest rates due to the reduction to the rates on short-term funding as a result of reductions made by the federal reserve and due to a smaller loan loss provision as compared to the prior year. CFC's goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. Thus CFC does not try to maximize the gross margin it earns on its loans to members.

Leverage and Debt to Adjusted Equity Ratios

During the six months ended November 30, 2002, CFC's leverage and debt to adjusted equity ratios, excluding the impact of SFAS 133 adjustments, decreased. The leverage ratio, excluding the SFAS 133 adjustments, decreased from 7.18 at May 31, 2002 to 7.13 at November 30, 2002. The debt to adjusted equity ratio, excluding the SFAS 133 adjustments, decreased from 5.39 at May 31, 2002 to 5.26 at November 30, 2002. CFC expects these ratios to decline during the second half of fiscal year 2003 as a result of the slower loan growth and increased retention of members' equity.

Customer Choice

The problems faced in California, and more generally in energy markets, have caused states to take a more cautious approach to electric deregulation. At November 30, 2002, there were 17 states actively operating under customer choice laws. CFC had a total of 244 electric members (183 distribution, 21 power supply and 40 associate) and $4,776 million of loans to electric systems in these states. CFC believes that the distribution systems, which comprise the majority of CFC's membership and loan exposure, will not be materially impacted by a move to customer choice. The distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore, the distribution systems will still be charging a fee or access tariff for the service of delivering power regardless of who supplies the power. The impact on power supply systems cannot be determined until final rules have been approved in each state and with the Federal Energy Regulatory Commission ("FERC").

Deseret

During the six months ended November 30, 2002, Deseret made the required quarterly payments on June 30, 2002 and September 30, 2002 and CFC performed as required on its guarantee of Deseret's lease obligation on July 2, 2002. To date, under the 1996 restructure agreement, Deseret has made all the required quarterly payments and made excess cash flow payments totaling $124 million. As of November 30, 2002, CFC has no net write-off related to the Deseret loan and is currently accruing interest income at a rate of 7% on the balance of $535 million. CFC anticipates that Deseret will make all the quarterly payments required in fiscal year 2003 and excess cash flow payments totaling $14 million. The anticipated payments will allow CFC to recognize an estimated $37 million of interest income during fiscal year 2003 and reduce the Deseret loan to an estimated balance of $525 million at May 31, 2003. Subsequent to the end of the quarter, on December 31, 2002, Deseret made the required $15 million quarterly minimum payment.

CoServ

On October 11, 2002, CoServ transferred partnership interests in certain real estate assets, limited partnership interests in certain real estate developments and the notes receivable from developers to entities controlled by CFC. On that date, CFC reduced the balance of the CoServ loan outstanding totaling $1,003 million by the fair value of the assets and cash received. CFC is accounting for the real estate assets and notes receivable as foreclosed assets. CFC's controlled entities are attempting to sell all real estate assets and interests. CFC is accruing interest on the developer notes.

On December 13, 2002, the Telecom Plan became effective and entities controlled by CFC received CoServ's telecommunications assets. CFC reduced the balance of the CoServ loan outstanding totaling $652 million by $27 million, the fair value of the assets received less estimated costs to sell. CFC's controlled entities are attempting to sell the telecommunications assets. CFC will account for the telecommunications assets as foreclosed assets.

On December 13, 2002, the electric distribution company emerged from bankruptcy. CoServ will make the first quarterly payment to CFC on March 31, 2003. These payments will last for 35 years and total approximately $975 million. CFC will maintain the CoServ loan on non-accrual status in the near future. CFC may also be required to provide up to $200 million of additional capital expenditure loans to CoServ over the next 10 years. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC.

Credit Concentration

Total loans and guarantees outstanding to the ten largest borrowers at November 30, 2002 totaled $5,521 million and represented 26% of CFC's total loans and guarantees outstanding, which is essentially the same as reported at May 31, 2002. As described above, the loans and guarantees to two of the ten largest borrowers, CoServ and Deseret, are anticipated to decline during fiscal year 2003. The remaining eight borrowers are all expected to perform according to the terms of their loan agreements during fiscal year 2003. No new loans are anticipated to the five largest telecommunications borrowers, which should result in a reduction to the balance of telecommunications loans in the ten largest borrowers at May 31, 2003.

Loan Loss Allowance

At this time it is difficult to estimate the total amount of loans that will be written off during fiscal year 2003. CFC does not anticipate any write-offs related to its ten largest borrowers during fiscal year 2003. CFC believes that the current loan loss allowance of $574 million, which includes specific reserves of $177 million for impaired borrowers, and the provision, if any, for the remainder of fiscal year 2003 will be sufficient to allow the loan loss allowance to be adequate at May 31, 2003. CFC's Board of Directors approved a $1 million loan write-off in October 2002, which was fully reserved for in the specific reserve of the loan loss allowance. An additional $9 million of write-offs was approved in December 2002. These impaired loans were fully reserved at November 30, 2002.

Credit Ratings

In January 2002, Standard & Poor's Corporation, Moody's Investors Service and Fitch, Inc., downgraded CFC's debt ratings by one tick and placed CFC's long-term ratings on negative outlook. On October 28, 2002, Fitch, Inc. revised CFC's ratings outlook from negative to stable. CFC met with each of the agencies to provide them with an annual update on its financial performance during the first and second quarters of fiscal year 2003. CFC expects that the actions it has taken to reduce the level of commercial paper outstanding, increase equity retention, manage the debt to adjusted equity and leverage ratios and increase the coverage provided by the loan loss allowance, combined with the positive performance of its loan portfolio, in particular the telecommunications segment, will be viewed favorably by the agencies.

SFAS 133 Accounting for Derivatives

On June 1, 2001, CFC implemented SFAS 133, Accounting for Derivative Instruments and Hedging Activities. At November 30, 2002, CFC had a derivative asset of $557 million, a derivative liability of $330 million and an accumulated other comprehensive loss of $105 million. During the six months ended November 30, 2002, CFC was required to recognize income, representing the SFAS 133 forward value and amortization related to the transition adjustment and long-term debt valuation allowance, of $258 million. CFC's total equity increased by $282 million during the first half of the year, $289 million of which was due to required SFAS 133 entries to record the increase in the forward value of interest rate exchange and cross currency interest rate exchange agreements. CFC enters into these exchange agreements as part of its asset liability management strategy. As interest rates and currency exchange rates in the capital markets increase or decrease, the fair value of these derivative instruments will change. As a result of implementing SFAS 133, CFC anticipates increased volatility in reported net margin, other comprehensive income or loss and the total equity balance. CFC is neither a dealer nor trader of derivatives. CFC uses derivatives as part of its risk management strategy and intends to hold all derivatives through maturity. The adjustments made to record the forward value of derivatives on the balance sheet do not represent a cash transaction and will reverse over the life of a derivative held to maturity.

Disaster Recovery

In fiscal year 2001, CFC developed and put in place a disaster recovery and business resumption plan. The plan includes the establishment of a duplicate of CFC's information systems at an off-site facility. CFC's production systems are replicated in real time to the recovery site. The plan also includes steps for each of CFC's operating groups to conduct business with a view to minimizing disruption for customers. Recovery exercises are conducted twice annually with different teams to expand recovery experience among the staff. CFC contracts with an external vendor for the facilities to house the backup system as well as office space and related office equipment. In fiscal year 2003, CFC is conducting a cost benefit study of creating its own facility to house the backup system versus contracting with a vendor.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion on page 38.

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

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.
A.	Exhibits.
99.1 Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K.
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

January 13, 2003

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

Date:	January 9, 2003

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

Date:	January 9, 2003

/s/ STEVEN L. LILLY
Steven L. Lilly
Chief Financial Officer

