Form 10-Q
period 2003-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2003-04-14
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2003

OR

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

COMBINED BALANCE SHEETS
(UNAUDITED)
(Dollar Amounts in Thousands)

A S S E T S

	February 28, 2003	May 31, 2002

Cash and cash equivalents	$297,861	$218,384

Loans to members	19,673,861	20,047,109
Less: Allowance for loan losses	565,687	506,742

Loans to members, net	19,108,174	19,540,367

Receivables	175,350	167,564

Fixed assets, net	44,448	46,089

Debt service reserve funds	85,793	86,198

Foreclosed assets	365,495	—

Derivative assets	894,936	192,598

Other assets	81,422	72,142

	$21,053,479	$20,323,342

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS
(UNAUDITED)
(Dollar Amounts in Thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	February 28, 2003	May 31, 2002

Notes payable, due within one year	$1,186,154	$2,414,488

Accrued interest payable	182,176	157,585

Long-term debt	15,946,227	14,857,386

Other liabilities	34,268	23,734

Derivative liabilities	352,663	251,803

Subordinated deferrable debt	650,000	600,000

Members’ subordinated certificates:
Membership subordinated certificates	642,853	641,390
Loan and guarantee subordinated certificates	1,097,527	1,050,580

Total members’ subordinated certificates	1,740,380	1,691,970

Equity:
Retained equity	1,026,470	462,317
Accumulated other comprehensive loss	(64,859)	(135,941)

Total equity	961,611	326,376

Total members’ subordinated certificates and equity	2,701,991	2,018,346

	$21,053,479	$20,323,342

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three and Nine Months Ended February 28, 2003 and 2002

	Three Months Ended		Nine Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Operating income	$260,376	$277,816	$811,536	$907,719
Less: cost of funds	229,876	193,816	702,461	655,103

Gross margin	30,500	84,000	109,075	252,616
Expenses:
General and administrative	9,570	7,638	28,676	23,541
Provision for loan losses	—	58,834	68,266	168,662

Total expenses	9,570	66,472	96,942	192,203
Results of operations of foreclosed assets	(391)	—	(265)	—

Operating margin	20,539	17,528	11,868	60,413
SFAS 133 adjustments:
SFAS 133 cash settlements	35,299	3,879	93,807	12,287
SFAS 133 forward value	275,322	(29,388)	533,758	(3,977)

Total SFAS 133 adjustments	310,621	(25,509)	627,565	8,310
Cumulative effect of change in accounting principle	—	—	—	28,383

Net margin (loss)	$331,160	$(7,981)	$639,433	$97,106

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three Months Ended February 28, 2003 and 2002

							Patronage Capital
							Allocated
			Accumulated
			Other			Members'	General
		Membership	Comprehensive	Unallocated	Education	Capital	Reserve
	Total	Fees	Income/(Loss)	Margin	Fund	Reserve	Fund	Other

Quarter ended February 28, 2003:
Balance as of November 30, 2002	$608,443	$1,510	$(105,429)	$378,534	$984	$37,454	$498	$294,892
Patronage capital	(18,524)	—	—	—	—	—	—	(18,524)
Operating margin	20,539	—	—	20,539	—	—	—	—
SFAS 133 forward value	315,892	—	40,570	275,322	—	—	—	—
SFAS 133 cash settlements	35,299	—	—	35,299	—	—	—	—
Other	(38)	(4)	—	—	(35)	—	—	1

Balance as of February 28, 2003	$961,611	$1,506	$(64,859)	$709,694	$949	$37,454	$498	$276,369

Quarter ended February 28, 2002:
Balance as of November 30, 2001	$243,922	$1,510	$(157,701)	$118,099	$796	$16,329	$498	$264,391
Patronage capital	(2,209)	—	—	—	—	—	—	(2,209)
Operating margin	17,528	—	—	17,528	—	—	—	—
SFAS 133 forward value	(33,868)	—	(4,480)	(29,388)	—	—	—	—
SFAS 133 cash settlements	3,879	—	—	3,879	—	—	—	—
Other	(18)	(3)	—	—	(15)	—	—	—

Balance as of February 28, 2002	$229,234	$1,507	$(162,181)	$110,118	$781	$16,329	$498	$262,182

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Nine Months Ended February 28, 2003 and 2002

							Patronage Capital
							Allocated
			Accumulated
			Other			Members’	General
		Membership	Comprehensive	Unallocated	Education	Capital	Reserve
	Total	Fees	Income/(Loss)	Margin	Fund	Reserve	Fund	Other

Nine months ended February 28, 2003:
Balance as of May 31, 2002	$326,376	$1,510	$(135,941)	$91,386	$1,007	$16,329	$498	$351,587
Patronage capital	(74,859)	—	—	—	—	—	—	(74,859)
Operating margin	11,868	—	—	11,868	—	—	—	—
SFAS 133 forward value	604,840	—	71,082	533,758	—	—	—	—
SFAS 133 cash settlements	93,807	—	—	93,807	—	—	—	—
Other	(421)	(4)	—	(21,125)	(58)	21,125	—	(359)

Balance as of February 28, 2003	$961,611	$1,506	$(64,859)	$709,694	$949	$37,454	$498	$276,369

Nine months ended February 28, 2002:
Balance as of May 31, 2001	$393,899	$1,510	$—	$12,964	$744	$16,329	$498	$361,854
Cumulative effect of change in accounting principle	(147,021)	—	(175,404)	28,383	—	—	—	—
Patronage capital	(100,485)	—	—	47	—	—	—	(100,532)
Operating margin	60,413	—	—	60,413	—	—	—	—
SFAS 133 forward value	9,246	—	13,223	(3,977)	—	—	—	—
SFAS 133 cash settlements	12,287	—	—	12,287	—	—	—	—
Other	895	(3)	—	1	37	—	—	860

Balance as of February 28, 2002	$229,234	$1,507	$(162,181)	$110,118	$781	$16,329	$498	$262,182

See accompanying notes.

COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Nine Months Ended February 28, 2003 and 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin	$639,433	$97,106
Add/(deduct):
Provision for loan losses	68,266	168,662
Depreciation	3,186	2,919
Amortization of deferred income	(4,309)	(1,558)
SFAS 133 forward value	(533,758)	3,977
Cumulative effect of change in accounting principle	—	(28,383)
Amortization of bond issuance costs and deferred charges	9,972	19,622
Results of operations of foreclosed assets	265	—
Changes in operating assets and liabilities:
Receivables	(5,724)	35,517
Accrued interest payable	24,591	8,643
Other	12,943	(19,646)

Net cash provided by operating activities	214,865	286,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(3,285,157)	(4,052,106)
Principal collected on loans	3,279,690	3,752,258
Net investment in fixed assets	(1,545)	(2,435)
Net cash provided by foreclosed assets	3,634	—

Net cash used in investing activities	(3,378)	(302,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments)/issuance of notes payable, net	(683,028)	(237,167)
Debt service investments, net	—	21,986
Proceeds from issuance of long-term debt, net	3,017,854	3,292,427
Payments for retirement of long-term debt	(2,560,029)	(3,169,941)
Proceeds from issuance of subordinated deferrable debt	121,062	50,000
Proceeds from issuance of members’ subordinated certificates	68,420	131,833
Retirement of members’ subordinated certificates	(21,666)	(31,265)
Payments for retirement of patronage capital	(74,623)	(99,792)

Net cash used in financing activities	(132,010)	(41,919)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	79,477	(57,343)
BEGINNING CASH AND CASH EQUIVALENTS	218,384	240,557

ENDING CASH AND CASH EQUIVALENTS	$297,861	$183,214

Supplemental disclosure of cash flow information:
Cash paid during nine-month period for interest	$685,344	$638,537

Non-cash investing and financing activities:
Foreclosed assets in collection of loans	$369,393	$—

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

(1)  General Information and Accounting Policies

     (a)  General Information

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a private, not-for-profit cooperative association that provides supplemental financing and related financial service programs for the benefit of its members. CFC was incorporated in the District of Columbia in April 1969. Membership is limited to certain cooperatives, not-for-profit corporations, public bodies and related service organizations, as defined in CFC’s Bylaws. CFC is exempt from the payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code. CFC’s 1,040 members as of February 28, 2003 included 896 utility members, most of which are consumer-owned cooperatives, 71 service members and 73 associate members.

Rural Telephone Finance Cooperative (“RTFC”) was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and affiliates. RTFC’s results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. At February 28, 2003, RTFC had 511 members. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code.

CFC members operate in 49 states and 2 U.S. territories and RTFC members operate in 45 states and 3 U.S. territories.

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

The notes to combined financial statements for the years ended May 31, 2002 and 2001 should be read in conjunction with the accompanying financial statements. (See CFC’s Form 10-K for the year ended May 31, 2002.)

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

CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates their financial results.

CFC is the sole lender to and manages the affairs of RTFC through a long-term management agreement. The repayment of all amounts borrowed from CFC may be accelerated, at CFC’s option, if RTFC obtains financing from another source. RTFC does not maintain a loan loss allowance. Rather, CFC has agreed to reimburse RTFC for loan losses. Under the agreement, RTFC pays a fee to CFC based on the amount of loss allowance CFC has related to telecommunications exposure. Six members of the CFC board serve as a lender advisory council to the RTFC board. All loans that require RTFC board approval also require the approval of the CFC lender advisory council. CFC is not a member of RTFC and does not elect directors to the RTFC board.

RTFC had outstanding loans and unadvanced loan commitments totaling $5,691 million and $5,810 million as of February 28, 2003 and May 31, 2002, respectively. RTFC’s net margin is allocated to RTFC’s borrowers, its patrons.

Summary financial information relating to RTFC included in the combined financial statements is presented below:

(Dollar amounts in thousands)	February 28, 2003	May 31, 2002

Outstanding loans to members and their affiliates	$4,967,216	$5,075,076
Total assets (1)	5,494,071	5,607,281
Notes payable to CFC	4,951,574	5,056,283
Total liabilities	5,431,392	5,527,466
Total equity (1)(2)	62,679	79,815

	For the nine months ended

(Dollar amounts in thousands)	February 28, 2003	February 28, 2002

Operating income	$259,461	$285,201
Net margin (2)	1,769	2,606

	For the three months ended

(Dollar amounts in thousands)	February 28, 2003	February 28, 2002

Operating income	$85,009	$88,425
Net margin (2)	440	628

(1)  Amounts as of May 31, 2002 include CFC’s allocation of patronage capital to RTFC for fiscal year 2002 totaling $23.6 million which was approved in July 2002.
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

In accordance with Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133, CFC records derivative instruments (including certain derivative instruments embedded in other contracts) on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivative instruments are recognized in earnings unless specific hedge accounting criteria are met. If the hedge accounting criteria are met, derivative instrument gains and losses are used to offset related changes in fair value on the hedged items in the combined statement of operations or are recorded in other comprehensive income, to the extent effective. CFC formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

As indicated by the financial results for periods subsequent to the implementation of SFAS 133 in fiscal year 2002, CFC expects adjustments recorded relating to SFAS 133 to increase the volatility of reported net margins and comprehensive income. The amount of volatility is based on notional amounts, derivative positions and market conditions that exist during the period.

As a result of applying SFAS 133, CFC has recorded derivative assets of $895 million and derivative liabilities of $353 million at February 28, 2003 and accumulated other comprehensive losses from inception to date of $64 million as of February 28, 2003.

The impact of derivatives on CFC’s combined statement of operations for the nine months ended February 28, 2003 was a gain of $627 million. The change in the forward value of derivatives for the period was $533 million including amortization totaling $13 million related to the transition adjustment and long-term debt valuation allowance that was recorded when CFC implemented SFAS 133 on June 1, 2001. In addition, $94 million representing the net cash settlements received by CFC during the nine months ended February 28, 2003 is recorded in the SFAS 133 cash settlements line item. These amounts relate to the interest rate and cross currency exchange agreements that do not qualify for hedge accounting under SFAS 133.

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

     (e)  Comprehensive Income/(Loss)

Comprehensive income/(loss) includes CFC’s net margin (loss), as well as other comprehensive income/(loss) related to SFAS 133 adjustments to record the forward value of derivative instruments that qualify for hedge accounting. Comprehensive income/(loss) for the three and nine months ended February 28, 2003 and 2002 is calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,

(Dollar amounts in thousands)	2003	2002	2003	2002

Net margin (loss)	$331,160	$(7,981)	$639,433	$97,106
Other comprehensive income/(loss)	40,570	(4,480)	71,082	(162,181)

Comprehensive income/(loss)	$371,730	$(12,461)	$710,515	$(65,075)

     (f)  Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

In February 2003, CFC issued $125 million of 6.75% subordinated notes due 2043. These notes are long-term obligations that are subordinate to CFC’s outstanding debt and senior to subordinated certificates held by CFC’s members. The terms of these notes are consistent with the terms of quarterly income capital securities, therefore subordinated notes and quarterly income capital securities are combined and reported in total as subordinated deferrable debt.

Certain amounts related to implementing SFAS 133 previously reported in CFC’s Form 10-Q report filed for the quarter ended February 28, 2002 have been adjusted and are restated. The restated amounts affect the fair values of derivatives reported on the balance sheet as of February 28, 2002, the classification of two types of derivatives and a change in the presentation of the SFAS 133 adjustments on the combined statement of operations for the three and nine months ended February 28, 2002. The following describes the changes made and the impact of each change on the financial statements.

The fair values of derivatives as of February 28, 2002 were adjusted to eliminate accrued net settlement amounts included in the fair value quotes provided by CFC’s derivative counterparties. Net settlement amounts are accrued monthly by CFC, so inclusion of these amounts in the fair value calculation resulted in double counting. The adjustment to the fair value of derivatives impacted the reported net margin for the three and nine months ended February 28, 2002.

Certain derivatives, previously classified as effective hedges under SFAS 133, were determined to be ineffective hedges under SFAS 133 criteria. The long-term debt valuation allowance, previously established to adjust the underlying hedged debt to fair value as prescribed by SFAS 133, was adjusted to the difference between the outstanding balance and the fair value of the underlying hedged bonds at June 1, 2001. The long-term debt valuation allowance will be amortized over the remaining maturity of the underlying hedged debt. All changes to the fair value of the derivatives are still recorded through the statement of operations. The adjustment to the fair value of derivatives impacted the reported net margin for the three and nine months ended February 28, 2002.

Certain cross currency interest rate exchange agreements which exchanged a fixed rate of foreign currency for a floating rate of U.S. dollars or a floating rate of foreign currency for a floating rate of U.S. dollars, previously classified as effective hedges under SFAS 133, were determined to be ineffective hedges. The change in fair value of these cross currency interest rate exchange agreements has been restated through the statement of operations rather than as an adjustment to other comprehensive income as previously reported. The adjustment to the fair value of derivatives impacted the reported net margin for the three and nine months ended February 28, 2002.

Net periodic settlements for derivatives not qualifying as effective hedges have been reclassified on the statement of operations as SFAS 133 cash settlements. This adjustment to reclassify the cash settlements impacted the reported gross margin and operating margin for the three and nine months ended February 28, 2002.

In addition, CFC early adopted SFAS 145, Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections as of May 31, 2002 and accordingly, the losses for transactions relating to the early redemption of subordinated deferrable debt and collateral trust bonds were reclassified to the cost of funds line of the combined statement of operations.

The following chart contains a reconciliation of the amounts reported for the three and nine months ended February 28, 2002 in the February 28, 2002 Form 10-Q and the restated amounts as currently reported.

	Three Months Ended	Nine Months Ended
(Dollar amounts in thousands)	February 28, 2002	February 28, 2002

Gross margin as originally reported	$91,832	$276,095
Reclassification of derivative cash settlements	(3,879)	(12,287)
Reclassification of extraordinary losses	(3,953)	(11,192)

Gross margin as restated	$84,000	$252,616

Operating margin as originally reported	$25,360	$83,892
Reclassification of derivative cash settlements	(3,879)	(12,287)
Reclassification of extraordinary losses	(3,953)	(11,192)

Operating margin as restated	$17,528	$60,413

Net loss as originally reported	$(2,519)	$(6,768)
SFAS 133 forward value change	(5,462)	100,239
Adjustment to cumulative effect of change in accounting principle	—	3,635

Net (loss) margin as restated	$(7,981)	$97,106

These adjustments also impacted the financial results for the quarters ended August 31, 2001 and November 30, 2001. Refer to footnote 14 to CFC’s Form 10-K for the year ended May 31, 2002 for more information about these restatements.

     (g)  New Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 expands the existing disclosure requirements for most guarantees. It also clarifies that a guarantor is required to recognize a liability for the fair value of the obligation assumed under a guarantee at the time a guarantee is issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. CFC’s adoption of FIN 45 during the quarter ended February 28, 2003 did not have a material impact on CFC’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. CFC is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

(2)  Loans to Members

The following chart provides a breakout of the loans outstanding by loan program and member class.

(Dollar amounts in thousands)	February 28, 2003	May 31, 2002

Long-term loans:
Electric systems	$12,749,929	$11,975,880
Telecommunications systems	4,739,237	4,833,119

Total long-term loans	17,489,166	16,808,999
Intermediate-term loans:
Electric systems	112,743	208,287
Telecommunications systems	12,138	7,298

Total intermediate-term loans	124,881	215,585
Line of credit loans:
Electric systems	941,979	1,002,459
Telecommunications systems	215,841	226,113

Total line of credit loans	1,157,820	1,228,572
Loans guaranteed by RUS	261,546	242,574
Nonperforming and restructured loans	640,448	1,551,379

Total loans	19,673,861	20,047,109
Less: Allowance for loan losses	(565,687)	(506,742)

Net loans	$19,108,174	$19,540,367

Total by member class:
Distribution	$11,465,582	$11,866,442
Power supply	2,796,288	2,624,039
Statewide and associate	444,775	481,552
Telecommunications systems	4,967,216	5,075,076

Total	$19,673,861	$20,047,109

At February 28, 2003 and May 31, 2002, mortgage notes representing approximately $6,762 million and $6,144 million, respectively, related to outstanding long-term loans to members and $219 million and $0, respectively, of RUS guaranteed loans qualifying as permitted investments were pledged as collateral to secure collateral trust bonds under the 1994 indenture. In addition, $2 million of cash was pledged under the 1972 indenture at February 28, 2003 and May 31, 2002. Both the 1972 indenture and the 1994 indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC’s revolving credit agreements (see Note 5), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding. Collateral trust bonds outstanding at February 28, 2003 and May 31, 2002 were $6,292 million and $5,819 million, respectively.

(3)  Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level management considers to be adequate in relation to the credit quality and amount of its loan and guarantee portfolio. On a quarterly basis, CFC prepares an analysis of the adequacy of the loan loss allowance based on a variety of factors (including the financial performance of its borrowers and the effect of general economic conditions) and makes adjustments to the allowance as necessary. The allowance is based on estimates, and accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized below for the nine months ended February 28, 2003 and 2002 and the year ended May 31, 2002.

	For the nine months ended
	February 28,		Year ended

(Dollar amounts in thousands)	2003	2002	May 31, 2002

Balance at beginning of year	$506,742	$331,997	$331,997
Provision for loan losses	68,266	168,662	199,349
Charge-offs	(10,164)	(18,800)	(34,191)
Recoveries	843	—	9,587

Balance at end of period	$565,687	$481,859	$506,742

Loan loss allowance as a percentage of:
Total loans outstanding	2.88%	2.41%	2.53%
Total loans and guarantees outstanding	2.61%	2.20%	2.29%
Total nonperforming and restructured loans outstanding	88.33%	31.16%	32.66%

(4)  Foreclosed Assets

Entities controlled by CFC received assets from entities related to Denton County Electric Cooperative, d/b/a CoServ Electric (“CoServ”) as part of the plan for CoServ to emerge from bankruptcy. On October 11, 2002, CFC received all real estate assets and interests in real estate operations previously held by CoServ. On December 13, 2002, CFC received all telecommunications assets held by CoServ. In December 2002, another borrower transferred real estate assets to an entity controlled by CFC in repayment of the loan as part of a settlement.

CFC accounts for these assets on the combined balance sheets as foreclosed assets and recorded these assets at their fair value at the time of transfer.

(Dollars in thousands)

Fair value of notes receivable	$289,105
Fair value of real estate assets	41,788
Fair value of equity interests	—
Fair value of telecommunications assets	38,500

Total fair value of foreclosed assets received	$369,393

CFC is operating certain real estate and telecommunications assets and servicing the notes receivable while attempting to sell these assets. CFC may make additional advances as required under the terms of the notes receivable or make additional investments in the real estate assets. The results of operations from foreclosed assets since the dates of foreclosure are shown on the combined statements of operations. For the three and nine months ending February 28, 2003, this amount was a loss of $0.4 million and $0.3 million, respectively.

(5)  Credit Arrangements

As of February 28, 2003 and May 31, 2002, CFC had three revolving credit agreements totaling $3,706 million and $4,562 million, respectively, which are used principally to provide liquidity support for CFC’s outstanding commercial paper, commercial paper issued by the National Cooperative Services Corporation (“NCSC”) and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under a three-year agreement, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. In connection with this facility, CFC pays a per annum facility fee of 0.125 of 1% based on CFC’s senior unsecured credit ratings per a pricing schedule in the credit agreement.

At February 28, 2003 there were two 364-day agreements totaling $2,678 million that expire on June 30, 2003. Under one 364-day agreement, CFC may borrow $2,378 million. This credit agreement was entered into with a syndicate of 17 banks with JPMorgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, JPMorgan Chase Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and The Bank of Nova Scotia, ABN AMRO Bank, N.V. and Bank One, N.A. as Documentation Agents. In addition, CFC entered into a second 364-day agreement for

$300 million with a syndicate of six banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent, ABN AMRO Bank, N.V. as Syndication Agent and The Bank of Tokyo-Mitsubishi, Ltd., JPMorgan Chase Bank and Banc of America Securities LLC as Documentation Agents. Both agreements have a revolving credit period that terminates on June 30, 2003 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period with a .250 of 1% per annum fee on the outstanding principal amount of the term loan.

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

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. For the purpose of the revolving credit agreements, non-cash income and expense related to SFAS 133 are excluded from the covenant calculations. The fixed charge coverage ratio is calculated by dividing net margin adjusted to exclude the SFAS 133 forward value and the cumulative effect of change in accounting principle by the cost of funds adjusted to include the SFAS 133 cash settlements. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members’ equity, members’ subordinated certificates and subordinated deferrable debt. Senior debt includes guarantees; however, it excludes:
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

As of February 28, 2003 and May 31, 2002, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the facilities, CFC classified $3,706 million of its notes payable outstanding as long-term debt at February 28, 2003 and May 31, 2002. CFC expects to maintain more than $3,706 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the credit agreements totaling $3,706 million discussed above, subject to the conditions therein.

Subsequent to the end of the quarter on March 6, 2003, the existing 364-day agreement with the syndicate of six banks was amended to add Deutsche Bank AG to the syndicate and increased the amount of credit available under the agreement from $300 million to $400 million. A pro-rated upfront fee was paid at closing to Deutsche Bank AG. All terms and conditions of the credit agreement apply to the new bank.

(6)  Derivative Financial Instruments

Interest Rate Exchange Agreements

At February 28, 2003 and May 31, 2002, CFC was a party to interest rate exchange agreements with a total notional amount of $14,311 million and $12,667 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

Generally, CFC’s interest rate exchange agreements do not qualify for special hedge accounting under SFAS 133. The majority of CFC’s interest rate exchange agreements use a 30-day composite commercial paper index as either the pay or receive leg. The 30-day composite commercial paper index is the best match for the CFC commercial paper that is the underlying debt and is also used as the cost basis in the CFC variable interest rates. However, the correlation between movement in the 30-day composite commercial paper index and movement in CFC’s commercial paper rates is not high enough to qualify for special hedge accounting.

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

At February 28, 2003 and May 31, 2002, all of CFC’s interest rate exchange agreements do not qualify for hedge accounting; therefore, all changes in fair value are recorded in the combined statement of operations. The net impact of the interest rate exchange agreements on earnings for the nine months ended February 28, 2003 was a gain of $334 million, which includes net amortization of $13 million related to the long-term debt valuation allowance and the transition adjustment recorded as an other comprehensive loss on June 1, 2001. These adjustments will be amortized into earnings over the remaining life of the agreements. Approximately $18 million is expected to be amortized over the next 12 months. The amortization will continue through April 2029, the final maturity date for interest rate exchange agreements included in the transition adjustment.

At February 28, 2003 and May 31, 2002, interest rate exchange agreements with a total notional amount of $5,561 million and $4,542 million, respectively, in which CFC pays a fixed rate and receives a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate, were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate.

At February 28, 2003 and May 31, 2002, interest rate exchange agreements with a total notional amount of $700 million and $1,800 million, respectively, in which CFC pays a variable rate based on a 30-day composite commercial paper index and receives a LIBOR based rate, were used to synthetically change the rate on floating collateral trust bonds and medium-term notes from a variable LIBOR rate to the 30-day commercial paper rate. CFC synthetically changes the rate from a LIBOR based rate to a commercial paper based rate because its long-term variable interest rate is based on the cost of its short-term debt, primarily commercial paper.

At February 28, 2003 and May 31, 2002, interest rate exchange agreements with a total notional amount of $8,050 million and $6,325 million, respectively, in which CFC pays a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate and receives a fixed rate, were used to synthetically change the rate on debt from fixed to variable.

The following table lists, by maturity date, the notional principal amounts of CFC’s interest rate exchange agreements at February 28, 2003 and May 31, 2002, respectively.

(Dollar amounts in thousands)		Notional Principal Amount				Notional Principal Amount

		February 28,	May 31,			February 28,	May 31,
Maturity Date		2003	2002	Maturity Date		2003	2002

August-2002	(1)	$—	$700,000	April-2006	(2)	$100,000	$100,000
December-2002	(1)	—	400,000	May-2006	(3)	1,800,000	1,800,000
January-2003	(2)	—	22,375	November-2006	(2)	150,000	150,000
February-2003	(3)	—	525,000	February-2007	(2)	300,000	—
February-2003	(2)	—	46,000	March-2007	(3)	500,000	500,000
April-2003	(2)	75,000	75,000	September-2007	(2)	69,305	73,074
June-2003	(2)	48,000	48,000	January-2008	(2)	14,000	14,000
July-2003	(1)	700,000	700,000	February-2008	(3)	500,000	—
August-2003	(2)	600,000	600,000	July-2008	(2)	40,400	40,400
September-2003	(2)	83,285	87,370	September-2008	(2)	61,750	63,075
October-2003	(2)	27,422	38,961	October-2008	(2)	33,512	33,512
November-2003	(2)	268,813	270,875	April-2009	(2)	23,100	23,100
January-2004	(2)	450,000	—	August-2009	(3)	1,250,000	—
July-2004	(3)	1,000,000	1,000,000	October-2011	(2)	180,000	180,000
September-2004	(2)	6,390	9,460	January-2012	(2)	13,000	13,000
October-2004	(2)	131,200	141,700	February-2012	(2)	7,500	8,000
November-2004	(2)	506,500	512,500	March-2012	(3)	2,500,000	2,500,000
January-2005	(2)	758,000	758,000	December-2013	(2)	157,500	159,400
February-2005	(2)	300,000	—	August-2014	(2)	30,000	—
April-2005	(2)	93,730	93,730	June-2018	(2)	4,995	4,998
August-2005	(2)	475,000	475,000	December-2026	(2)	48,185	48,185
September-2005	(2)	55,000	—	September-2028	(2)	114,120	115,660
November-2005	(2)	268,812	270,875	April-2029	(2)	66,000	66,000
February-2006	(3)	500,000	—

				Total		$14,310,519	$12,667,250

(1)  Under these agreements, CFC pays a variable rate of interest and receives a variable rate of interest.
(2)  Under these agreements, CFC pays a fixed rate of interest and receives a variable rate of interest.
(3)  Under these agreements, CFC pays a variable rate of interest and receives a fixed rate of interest.

All amounts that CFC paid and received related to the interest rate exchange agreements did not qualify for hedge accounting for the nine months ended February 28, 2003 and 2002 and were included in CFC’s SFAS 133 cash settlements. The estimated forward value of CFC’s interest rate exchange agreements is shown on the balance sheet due to the adoption of SFAS 133.

Either counterparty to the interest rate exchange agreements may terminate the agreement due to specified events, primarily a credit downgrade. Upon termination, there may be a payment due from one counterparty to the other based on the fair value of the underlying derivative instrument. CFC is exposed to counterparty credit risk on interest rate exchange agreements if the counterparty to the interest rate exchange agreement does not perform pursuant to the agreement’s terms. CFC only enters into interest rate exchange agreements with financial institutions with investment grade ratings.

Cross Currency Interest Rate Exchange Agreements

At February 28, 2003 and May 31, 2002, CFC had medium-term notes outstanding that were denominated in foreign currencies. CFC entered into cross currency interest rate exchange agreements related to each foreign denominated issue in order to synthetically change the foreign denominated debt to U.S. dollar denominated debt. At February 28, 2003 and May 31, 2002, CFC was a party to cross currency interest rate exchange agreements with a total notional amount of $1,262 million and $1,408 million, respectively.

•	Cross currency interest rate exchange agreements that are not designated as and do not qualify as hedges.

Cross currency interest rate exchange agreements with a total notional amount of $872 million at February 28, 2003 and May 31, 2002, in which CFC receives Euros and pays U.S. dollars, and $146 million at May 31, 2002, in which CFC receives Yen and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate.

These currency agreements do not qualify for hedge accounting; therefore, all changes in fair value are recorded in the combined statement of operations. The net impact of these cross currency exchange agreements on earnings for the nine months ended February 28, 2003 was a gain of $199 million.

•	Cross currency interest rate exchange agreements that are designated as and qualify as hedges.

At February 28, 2003 and May 31, 2002, cross currency interest rate exchange agreements with a total notional amount of $390 million in which CFC receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency interest rate exchange agreements to the critical terms of the hedged debt. All effective changes in forward value on these cross currency interest rate exchange agreements are recorded as other comprehensive income (loss) and reported in the combined statement of changes in equity. The net impact was other comprehensive income for the nine months ended February 28, 2003 of $54 million. No amount related to ineffectiveness was recorded in the combined statement of operations for the nine months ended February 28, 2003 and 2002. These cross currency interest rate exchange agreements mature in February 2006.

The following chart provides details of CFC’s outstanding cross currency interest rate exchange agreements at February 28, 2003 and May 31, 2002.

		Notional Principal Amount

(Currency amounts in thousands)		U.S. Dollars				Foreign Currency

	Exchange	February 28,		May 31,		February 28,		May 31,
Maturity Date	Rate	2003		2002		2003		2002

Mar. 14, 2007	1.153	$433,500	(3)	$433,500	(3)	500,000	EU (1)	500,000	EU (1)
Feb. 24, 2006	0.8969	390,250		390,250		350,000	EU (1)	350,000	EU (1)
Dec. 10, 2003	1.139	438,850	(3)	438,850	(3)	500,000	EU (1)	500,000	EU (1)
Aug. 6, 2002	124.30	—		40,225	(3)	—		5,000,000	YEN (2)
Aug. 13, 2002	124.35	—		40,210	(3)	—		5,000,000	YEN (2)
Aug. 16, 2002	122.90	—		24,410	(3)	—		3,000,000	YEN (2)
Aug. 20, 2002	122.90	—		40,684	(3)	—		5,000,000	YEN (2)

(1)  EU — Euros
(2) YEN — Japanese Yen
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

Either counterparty to the cross currency interest rate exchange agreements may terminate the agreement due to specified events, primarily a credit downgrade. Upon termination, there may be a payment due from one counterparty to the other based on the fair value of the underlying derivative instrument. CFC is exposed to counterparty credit risk and foreign currency risk on the cross currency interest rate exchange agreements if the counterparty to the agreement does not perform pursuant to the agreement’s terms. CFC only enters into cross currency interest rate exchange agreements with financial institutions with investment grade ratings.

All amounts that CFC paid and received related to the cross currency interest rate exchange agreements that did not qualify for hedge accounting for the nine months ended February 28, 2003 and 2002 were included in SFAS 133 cash settlements. All amounts that CFC paid and received related to cross currency interest rate exchange agreements that did qualify for hedge accounting under SFAS 133 were included in cost of funds. The estimated forward value of CFC’s cross currency interest rate exchange agreements is shown on the balance sheet due to the adoption of SFAS 133.

Rating Triggers

There are rating triggers associated with $10,330 million notional amount of interest rate and cross currency interest rate exchange agreements. The rating triggers are based on CFC’s senior unsecured credit rating from Standard & Poor’s Corporation and Moody’s Investors Service. If CFC’s rating for senior unsecured debt from either agency falls below the level specified in the agreement, the counterparty may, but is not obligated to, terminate the agreement. Upon termination, both parties would be required to make all payments that might be due to the other party. If CFC’s rating from Moody’s Investors Service falls to Baa1 or CFC’s ratings from Standard & Poor’s Corporation falls to BBB+, the counterparty may terminate agreements with a total notional amount of $2,122 million. If CFC’s ratings from Moody’s Investors Service falls below Baa1 or CFC’s ratings from Standard & Poor’s Corporation falls below BBB+, the counterparty may terminate the agreement on the remaining total notional amount of $8,208 million.

(7)  Members’ Subordinated Certificates

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

The proceeds from certain non-interest bearing subordinated certificates issued in connection with CFC’s guarantees of tax-exempt bonds issued on behalf of members are pledged by CFC to the debt service reserve fund established in connection with the bond issue. Any earnings from the investment of the debt service reserve fund inure solely to the benefit of the member.

(8)  Equity

On September 3, 2002, CFC’s Board of Directors authorized the retirement of $74 million of allocated net margins. This amount represented 70% of the net margin allocated for fiscal year 2002 and one-ninth of the net margins allocated for fiscal years 1991, 1992 and 1993. Under current policy, the remaining 30% of the fiscal year 2002 allocation will be retained by CFC and used to fund operations for 15 years and then may be retired. The retirement of net margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008. After that time and under current policy, retirements will be comprised of the 70% of net margins from the prior year and remaining portion of net margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter). The $74 million retired by CFC in September 2002 included $18 million to RTFC. On January 16, 2003, RTFC retired $19 million of allocated net margin which represented 70% of its fiscal year 2002 margin, including the allocation from CFC. Future retirements of allocated net margins will be made annually as determined by CFC’s and RTFC’s Boards of Directors with due regard for CFC’s and RTFC’s financial condition. The Boards of Directors for CFC and RTFC have the authority to change the policy for allocating and retiring net margins at any time, subject to applicable cooperative law.

In July 2002, CFC’s Board of Directors approved the reclassification of the total retained and unallocated margins of $21 million to the members’ capital reserve. CFC’s Board of Directors established a members’ capital reserve in which a portion of the annual net margin may be allocated and held by CFC to increase equity retention.

At February 28, 2003 and May 31, 2002, the total equity included the following components:

(Dollar amounts in thousands)	February 28, 2003	May 31, 2002

Membership fees	$1,506	$1,510
Education fund	949	1,007
Members’ capital reserve	37,454	16,329
Allocated net margin	276,867	352,085
Unallocated margin	105,675	21,125

Total members’ equity	422,451	392,056
Cumulative effect of change in accounting principle/prior year SFAS 133 forward value*	70,261	28,383
Current period SFAS 133 forward value*	533,758	41,878

Total retained equity	1,026,470	462,317
Accumulated other comprehensive loss*	(64,859)	(135,941)

Total equity	$961,611	$326,376

*	Items related to adoption of SFAS 133.

(9)  Unadvanced Loan Commitments

The following chart provides a breakout of unadvanced loan commitments by loan program and member class.

(Dollar amounts in thousands)	February 28, 2003	May 31, 2002

Long-term loans:
Electric systems	$6,133,555	$6,193,123
Telecommunications systems	310,182	315,047

Total long-term loans	6,443,737	6,508,170
Intermediate-term loans:
Electric systems	106,818	264,290
Telecommunications systems	13,930	5,779

Total intermediate-term loans	120,748	270,069
Line of credit loans:
Electric systems	5,056,681	4,821,765
Telecommunications systems	399,201	413,860

Total line of credit loans	5,455,882	5,235,625

Total unadvanced loan commitments	$12,020,367	$12,013,864

Total by member class:
Distribution	$8,591,836	$8,647,187
Power supply	2,476,870	2,405,217
Statewide and associate	228,348	226,773
Telecommunications systems	723,313	734,687

Total	$12,020,367	$12,013,864

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

(10)  Guarantees

CFC guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as CFC performs under its guarantee. Starting January 1, 2003, CFC records a liability for new guarantees representing CFC’s obligation to stand ready to perform over the term of the guarantee. At February 28, 2003, CFC recorded $0.4 million in other liabilities for $37 million of letters of credit issued since December 31, 2002. The following chart summarizes CFC’s off-balance sheet obligation related to its guarantees by type and member class at February 28, 2003 and May 31, 2002.

(Dollar amounts in thousands)	February 28, 2003	May 31, 2002

Long-term tax-exempt bonds (1)	$905,970	$940,990
Debt portions of leveraged lease transactions (2)	34,974	41,064
Indemnifications of tax benefit transfers (3)	189,710	208,637
Letters of credit (4)	289,098	310,926
Other guarantees (5)	513,070	554,768

Total	$1,932,822	$2,056,385

Total by member class:
Distribution	$71,353	$66,670
Power supply	1,215,897	1,304,367
Statewide and associate	640,572	680,011
Telecommunications systems	5,000	5,337

Total	$1,932,822	$2,056,385

(1)	The maturities for this type of guarantee run through 2026. CFC has guaranteed debt issued in connection with the construction or acquisition by CFC members of pollution control, solid waste disposal, industrial development and electric distribution facilities. CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of default by a system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system’s reimbursement obligation.

Of the amounts shown above, $835 million and $859 million as of February 28, 2003 and May 31, 2002, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC’s maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. CFC’s maximum potential exposure for the $71 million of fixed rate tax-exempt bonds is $92 million. CFC’s maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)	The maturities for this type of guarantee run through 2024. CFC has guaranteed debt issued by CFC members in connection with leveraged lease transactions. The amounts shown represent loans from the member to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a CFC member. These loans were funded as either a direct loan from CFC or a private debt placement guaranteed by CFC. In the event of default by the system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the debt obligation. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system’s reimbursement obligation. CFC’s maximum potential exposure for guaranteed principal and interest is $40 million. This amount is secured by the property leased, the owner’s rights as lessor and, in some instances, all assets of the lessee. CFC may also guarantee the rent obligation of its members to a third party.

(3)	The maturities for this type of guarantee run through 2015. CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. In the event of default by a system for nonpayment of indemnity payments, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the indemnity payments. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system’s reimbursement obligation. The amounts shown represent CFC’s maximum potential exposure for guaranteed indemnity payments. A member’s obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction. This amount is secured by a mortgage lien on all of the system’s assets and future revenues. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member’s property. Due to changes in federal tax law, no further guarantees of this nature are anticipated.

(4)	The maturities for this type of guarantee run through 2013. Additionally, letters of credit totaling $10 million have a term of one year and automatically extend for a period of one year unless CFC cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). CFC issues irrevocable letters of credit to support members’ obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw.

Interest would accrue from the date of the draw at CFC’s line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys’ fees. CFC’s maximum potential exposure is $326 million, including the amount shown above and $37 million of new guarantees issued since December 31, 2002. Of the total maximum potential exposure, $294 million is secured. Security provisions include a mortgage lien on all of the system’s assets, future revenues, and the system’s commercial paper invested at CFC. In addition to the letters of credit listed in the table above, under master letter of credit facilities, CFC may be required to issue up to an additional $80 million in letters of credit to third parties for the benefit of its members at February 28, 2003. At May 31, 2002, this amount was $57 million.

(5)	The maturities for this type of guarantee run through 2025. CFC provides other guarantees as required by its members. In the event of default by a system for nonpayment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC’s general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system’s reimbursement obligation. Of CFC’s maximum potential exposure for guaranteed principal and interest totaling $549 million, $489 million is secured by a mortgage lien on all of the system’s assets and future revenues and the remaining $60 million is unsecured. At February 28, 2003 and May 31, 2002, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $302 million and $334 million, respectively. CFC is unable to determine the maximum amount of interest that it could be required to pay on the $302 million of guaranteed commercial paper since the interest rates continuously reset as it matures and is rolled over into new issuances.

(11)  Contingencies

(a)  At February 28, 2003, CFC had no nonperforming loans outstanding. At May 31, 2002, CFC had nonperforming loans in the amount of $1,011 million outstanding. During the nine months ending February 28, 2003 and at May 31, 2002, all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $24 million and $8 million for the nine months ended February 28, 2003 and 2002, respectively. CFC reclassified loans outstanding to CoServ from nonperforming to restructured subsequent to CoServ’s emergence from bankruptcy on December 13, 2002. At February 28, 2002, CFC had $1,011 million of nonperforming loans.

At February 28, 2003 and May 31, 2002, CFC had restructured loans in the amount of $640 million and $540 million, respectively. At February 28, 2003, there were no restructured loans on accrual status with respect to the recognition of interest income. At May 31, 2002, there were $534 million of restructured loans on accrual status. CFC accrued a total of $28 million and $29 million of interest income on restructured loans during the nine months ended February 28, 2003 and 2002, respectively. The effect of not accruing interest income at the stated rates on restructured loans was an increase in interest income of $2 million and a decrease in interest income of $31 million for the nine months ended February 28, 2003 and 2002, respectively. During the nine months ended February 28, 2003, loans outstanding to Deseret Generation & Transmission Cooperative (“Deseret”) were classified as restructured. On February 28, 2003, loans to Deseret were reclassified to performing. CFC reclassified loans outstanding to CoServ from nonperforming to restructured subsequent to CoServ’s emergence from bankruptcy on December 13, 2002. See Notes 11(c) and 11(d) for further explanation. At February 28, 2002, CFC had $535 million of restructured loans.

(b)  CFC classified $640 million and $1,553 million, respectively, as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan — an Amendment of SFAS 5 and SFAS 15 and SFAS 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures — an Amendment of SFAS 114 at February 28, 2003 and May 31, 2002. CFC reserved $171 million and $202 million of the loan loss allowance for such impaired loans at February 28, 2003 and May 31, 2002, respectively. The amount of loan loss allowance reserved for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. CFC accrued interest income totaling $28 million and $29 million on loans classified as impaired during the nine months ended February 28, 2003 and 2002, respectively. The average recorded investment in impaired loans for the nine months ended February 28, 2003 and 2002 was $1,356 million and $1,514 million, respectively. CFC accrued interest income totaling $9 million and $10 million, respectively, on loans classified as impaired during the three months ended February 28, 2003 and 2002, respectively. The average recorded investment in impaired loans for the three months ended February 28, 2003 and 2002 was $1,166 million and $1,539 million, respectively.

CFC updates impairment calculations on a quarterly basis. The calculated impairment for a borrower will fluctuate based on changes to assumptions. Changes to assumptions include, but are not limited to the following:

•	changes to interest rates,
•	court rulings,
•	changes to collateral values, and
•	changes to expected future cash flows both as to timing and amount.

Changes to assumptions will cause the calculated impairment for each borrower to increase or decrease. On a quarterly basis, CFC adjusts the amount specifically reserved for impaired borrowers to cover the calculated impairment.

(c)  Deseret is a power supply member of CFC located in Utah. Deseret owns and operates the Bonanza generating plant (“Bonanza”) and owns a 25% interest in the Hunter generating plant along with a system of transmission lines. Deseret also owns and operates a coal mine through its Blue Mountain Energy subsidiary. In 1996, Deseret and CFC entered into an Obligations Restructuring Agreement (“ORA”) that required Deseret to make quarterly payments to CFC and required CFC to perform under its guarantees of Deseret’s debt and lease obligations. In addition, 80% of any excess cash flow, as determined by a formula in the ORA, is paid to CFC within 90 days of the close of the calendar year. In connection with the ORA, on October 16, 1996, CFC acquired all of Deseret’s indebtedness in the outstanding principal amount of $740 million from RUS for the sum of $239 million. The member systems of Deseret purchased from CFC, for $55 million, a participation interest in the RUS debt. The participation agreement allows the Deseret member distribution systems to put the participations back to CFC unconditionally on December 31, 2019.

On February 28, 2003, CFC reclassified the outstanding loans to Deseret from restructured to performing. Deseret has made all payments required under the ORA signed in October 1996, including $124 million of excess cash payments. During the nine months ended February 28, 2003, CFC received minimum cash flow payments totaling $33 million. Under the ORA, CFC keeps 75% of excess cash payments and applies the remaining 25% against the balance of the member participation loans. CFC has no net principal loss on its loans to Deseret. Subsequent to the end of the quarter, on March 31, 2003, CFC received the required $9 million quarterly minimum payment from Deseret and an excess cash payment of $10 million for Deseret’s calendar year 2002.

At February 28, 2003 and May 31, 2002, CFC had the following exposure to Deseret:

(Dollar amounts in millions)	February 28, 2003	May 31, 2002

Loans outstanding (1)	$536	$534
Guarantees outstanding:
Tax benefit transfers	—	1
Mine equipment leases	31	36
Letters of credit	28	29
Other (2)	13	12

Total guarantees	72	78

Total exposure	$608	$612

(1)  As of February 28, 2003, the loan balance of $536 million to Deseret is comprised of $177 million of cash flow shortfalls related to Deseret’s debt service and rental obligations guaranteed by CFC, $266 million related to the redemption of the Bonanza secured lease obligation bonds, $65 million related to the purchase of RUS loans, $18 million related to the original CFC loan to Deseret and $10 million related to the settlement of the foreclosure litigation.
(2)  Other guarantees include a guarantee of certain operational and maintenance expenses.

(d)  At February 28, 2003 and May 31, 2002, CFC had a total of $634 million and $1,003 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers in an area where there has been significant residential and commercial growth in and adjacent to its current service territory over the last few years. Total loans to CoServ at February 28, 2003 and May 31, 2002 represented 2.9% and 4.5%, respectively, of CFC’s total loans and guarantees outstanding. CoServ adopted a strategy to provide a broad range of utility and other related services to consumers both in its service territory and the newly developing areas adjacent to its service territory. The non-electric services were provided through its controlled affiliates, which were funded primarily through advances from CoServ, and included natural gas, home-security, cable television and a variety of telecommunications services. CoServ had also made substantial loans to and equity investments in residential and commercial real estate development projects. CFC’s loans to CoServ were secured by assets and revenues of the electric distribution system, real estate notes receivable, real estate properties and telecommunications assets. There is competition for substantially all services provided in the CoServ service territory.

At May 31, 2002, all loans to CoServ were classified as nonperforming as CoServ was in default under its loan agreements with CFC. All loans have been on non-accrual status since January 1, 2001.

On June 17, 2002, CFC and CoServ Realty Holdings, L.P. (“CRH”) filed with the United States Bankruptcy Court (“the Court”) a joint plan of liquidation of CRH (the “Real Estate Plan”). The Real Estate Plan provided, among other things, that CRH transfer all equity interests, cash, notes and accounts receivable, mortgage notes, properties, licensee rights and other assets of CRH and CRH entities engaged in realty investment and lending to entities controlled by CFC.

On June 24, 2002, CFC and CoServ filed with the Court a joint plan of reorganization of CoServ (the “Electric Plan”). On June 24, 2002, CFC, CoServ, L.L.C. d/b/a CoServ Communications, CoServ Telecom GP, L.L.C., DWB GP, Inc., CoServ Telecom Holdings, L.P., Multitechnology Services, L.P. d/b/a CoServ Broadband Services and Dallas Wireless Broadband, L.P. d/b/a CoServ Broadband (collectively, the “Telecom Debtors”) filed with the Court a joint plan of liquidation of the Telecom Debtors (the “Telecom Plan”).

On August 29, 2002, the Real Estate Plan was confirmed by the Court. On September 11, 2002, the Electric Plan was confirmed by the Court. On October 11, 2002, the Real Estate Plan became effective. Entities controlled by CFC took possession of $325 million of notes receivable from real estate developers, limited partnership interests in certain real estate developments and partnership interests in certain real estate assets. CFC received approximately $27 million in cash from the lock box that was established to collect all payments on notes receivable from the developers. CFC reduced the outstanding loan balance to CoServ by the cash received and the fair value of the notes receivable and properties. A majority of the developer notes mature over the next 3 years.

On December 13, 2002, CoServ emerged from bankruptcy and the Electric Plan and Telecom Plan became effective. On that date, CoServ transferred the telecommunications assets to entities controlled by CFC. The loan balance to CoServ was reduced by $39 million, the fair value of the telecommunications assets received less estimated costs to sell. CFC is accounting for the real estate and telecommunications assets received as foreclosed assets.

After the effective date, CFC reclassified the outstanding loan to CoServ as restructured and in the near term will maintain the restructured CoServ loan on non-accrual status. CoServ will continue to operate as an electric distribution utility and is required to make quarterly payments to CFC over the 35-year agreement. Payments by CoServ to CFC are current as agreed to in the bankruptcy plan. Under the Electric Plan, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ over the next 10 years. If CoServ requests capital expenditure loans from CFC, the loans will be approved with the same standard terms that are offered to all electric distribution members.

CoServ and CFC now have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC’s legal claim against CoServ will now be limited to CoServ’s performance under the terms of the bankruptcy settlement.

Based on its analysis, CFC believes that it is adequately reserved for the estimated probable loss on its loan to CoServ.

(e)  In December 2002, a borrower with an outstanding loan balance of $13 million transferred assets to entities controlled by CFC in repayment of the loan as part of a settlement. The assets had a fair value of $5 million. As a result, CFC took a write-off of $8 million in December 2002, which was fully reserved for in the specific reserve of the loan loss allowance. The assets received as settlement of the loan are being accounted for as foreclosed assets while entities controlled by CFC attempt to arrange a sale.

(12)  Segment Information

The following segment information provides a breakout of the income statement between electric loans and telecommunications loans that reflects the full gross margin earned on each portfolio. The telecommunications systems’ income statement represents the total earned on telecommunications loans at both the CFC and RTFC levels. The electric systems’ income statement is only the amount earned on loans to electric member systems. The income is allocated to either segment based on actual income earned on loans to electric member systems and telecommunications member systems. The cost of funding and SFAS 133 cash settlements are allocated based on CFC’s current matched funding and risk management policies. Operating expenses and the SFAS 133 forward value are allocated based on total average loan volume. The loan loss provision is allocated based on the February 28, 2003 and 2002 loan loss analyses. The breakout of loans outstanding represents actual loans outstanding to electric member systems and telecommunications member systems. The loan loss allowance is allocated between the two segments based on the February 28, 2003 and 2002 loan loss analyses. All other assets are allocated based on the total average loan volume. Using the methodology described above, financial information reported for the telecommunications systems segment will not agree to summary financial information for RTFC as a stand-alone entity.

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

The following chart contains income statement information for the nine months ended February 28, 2003 and balance sheet information at February 28, 2003.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:
Operating income	$552,075	$259,461	$811,536
Cost of funds	492,695	209,766	702,461

Gross margin	59,380	49,695	109,075
Expenses:
General and administrative expenses	21,493	7,183	28,676
Provision for loan losses	46,422	21,844	68,266

Total expenses	67,915	29,027	96,942
Results of operations of foreclosed assets	(265)	—	(265)

Operating (loss)/margin	(8,800)	20,668	11,868
SFAS 133 cash settlements	65,795	28,012	93,807
SFAS 133 forward value	400,059	133,699	533,758

Net margin	$457,054	$182,379	$639,433

Assets:
Loans outstanding, net	$14,300,500	$4,807,674	$19,108,174
Other assets	1,458,033	487,272	1,945,305

Total assets	$15,758,533	$5,294,946	$21,053,479

     The following chart contains income statement information for the nine months ended February 28, 2002 and balance sheet information at February 28, 2002.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:
Operating income	$622,518	$285,201	$907,719
Cost of funds	465,566	189,537	655,103

Gross margin	156,952	95,664	252,616
Expenses:
General and administrative expenses	17,257	6,284	23,541
Provision for loan losses	134,962	33,700	168,662

Total expenses	152,219	39,984	192,203

Operating margin	4,733	55,680	60,413
SFAS 133 cash settlements	8,732	3,555	12,287
SFAS 133 forward value	(2,915)	(1,062)	(3,977)
Cumulative change in accounting principle	20,666	7,717	28,383

Net margin	$31,216	$65,890	$97,106

Assets:
Loans outstanding, net	$14,394,486	$5,088,651	$19,483,137
Other assets	497,003	180,961	677,964

Total assets	$14,891,489	$5,269,612	$20,161,101

The following chart contains income statement information for the three months ended February 28, 2003

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:
Operating income	$175,368	$85,008	$260,376
Cost of funds	161,457	68,419	229,876

Gross margin	13,911	16,589	30,500
Expenses:
General and administrative expenses	7,196	2,374	9,570
Provision for loan losses	21,056	(21,056)	—

Total expenses	28,252	(18,682)	9,570
Results of operations of foreclosed assets	(391)	—	(391)

Operating (loss)/margin	(14,732)	35,271	20,539
SFAS 133 cash settlements	24,787	10,512	35,299
SFAS 133 forward value	206,483	68,839	275,322

Net margin	$216,538	$114,622	$331,160

     The following chart contains income statement information for the three months ended February 28, 2002.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined

Income statement:
Operating income	$189,391	$88,425	$277,816
Cost of funds	137,484	56,332	193,816

Gross margin	51,907	32,093	84,000
Expenses:
General and administrative expenses	5,628	2,010	7,638
Provision for loan losses	52,234	6,600	58,834

Total expenses	57,862	8,610	66,472

Operating (loss)/margin	(5,955)	23,483	17,528
SFAS 133 cash settlements	2,752	1,127	3,879
SFAS 133 forward value	(21,496)	(7,892)	(29,388)

Net (loss)/margin	$(24,699)	$16,718	$(7,981)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar amounts in millions)

The following discussion and analysis is designed to provide a better understanding of CFC’s combined financial condition and results of operations and as such should be read in conjunction with the combined financial statements, including the notes thereto.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “anticipates”, “expects”, “projects”, “believes”, “plans”, “may”, “intend”, “should”, “could”, “will”, “estimate”, and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss allowance, net margin growth, leverage and debt to equity ratios, and borrower financial performance are forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

•	Liquidity — CFC depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantees and repurchase agreements. At February 28, 2003, CFC had $2,554 million of commercial paper and bank bid notes and $2,263 million of medium-term notes and collateral trust bonds scheduled to mature during the next twelve months. There is no guarantee that it will be able to access the markets in the future. CFC’s long-term debt ratings were downgraded by three of the major credit rating agencies in fiscal year 2002 and Standard & Poor’s Corporation and Moody’s Investors Service have CFC’s ratings on negative outlook. Further downgrades or other events that may deny or limit CFC’s access to the capital markets could negatively impact its operations. CFC has no control over certain items that are considered by the credit rating agencies as part of the rating for CFC, such as the overall outlook for the electric and telecommunications industries.

•	Adjusted gross margin — The adjusted gross margin spread budgeted for fiscal year 2003 is less than the amount for fiscal year 2002. Additional competition from sources competing for rural electric and telephone loan business may cause further reduction in the adjusted gross margin earned by CFC. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustment to gross margin.

•	Restructured borrowers — Denton County Electric Cooperative, Inc. d/b/a/ CoServ Electric (“CoServ”) has emerged from bankruptcy and the joint plans of liquidation and reorganization filed by CoServ and CFC are effective. However, the calculated impairment on the restructured loan would increase if CoServ were not able to perform as required by the joint plans of liquidation and reorganization.

•	Credit concentration — CFC lends only into the rural electric and telephone industries and is subject to risks associated with those industries. CFC’s credit concentration to its ten largest borrowers could increase from the current 25% of total loans and guarantees outstanding, if:
•	it were to extend additional loans to the current ten largest borrowers,
•	its total loans outstanding were to decrease, with a disproportionate share of the decrease to borrowers not in the current ten largest, or
•	it were to advance new loans in excess of $100 million to one of the next group of borrowers below the ten largest.
Credit concentration is one of the risk factors considered by the rating agencies in the evaluation of CFC’s credit rating.

•	Loan loss allowance — Computation of the loan loss provision is inherently based on subjective estimates. A loan write-off in excess of specific reserves for impaired borrowers or a large net loan write-off to a borrower that is currently performing would have a negative impact on the coverage provided by the loan loss allowance and the net margin for the year due to an increased loan loss provision.

•	Adjusted leverage and adjusted debt to equity ratios — If CFC were to experience significant loan growth over the next few years, as it did from fiscal year 1998 through fiscal year 2001, the adjusted leverage and adjusted debt to equity ratios would increase. The equity retention policies are tied to the growth in loans as members purchase subordinated certificates with the advance of loans. However, the required subordinated certificate purchase is not sufficient to allow equity retention in the amount required to continue to lower the adjusted leverage and adjusted debt to equity ratios. The increased loan volume would result in an increased gross margin, which could result in an increased allocation to the members’ equity reserve, but not in an amount required to reduce the adjusted leverage and adjusted debt to equity ratios. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to the leverage and debt to equity ratios.

•	Disaster — A disaster that limits or denies use of CFC’s headquarters facility could negatively impact operations and service to its members. CFC put in place a disaster recovery and business resumption plan in fiscal year 2001 and has tested the plan. However, a true disaster could cause problems not forecasted in test scenarios.

•	Tax exemption — Legislation that removes the federal tax exemption for 501(c)(4) social welfare corporations would have a negative impact on CFC’s net margins. CFC’s continued exemption depends on CFC conducting its business in accordance with its exemption from the Internal Revenue Service.

•	Derivative accounting — The required accounting for derivative financial instruments has caused increased volatility in CFC’s financial results. In addition, a standard market does not exist for CFC’s derivative instruments, therefore the fair value of derivatives reported in CFC’s financial statements is based on quotes obtained from CFC’s counterparties. The market quotes provided by counterparties do not represent offers to trade at the quoted price.

•	Rating triggers — There are rating triggers associated with $10,330 million notional amount of interest rate and cross currency interest rate exchange agreements. The rating triggers are based on CFC’s senior unsecured credit rating from Standard & Poor’s Corporation and Moody’s Investors Service. If CFC’s rating for senior unsecured debt from either agency falls below the level specified in the agreement, the counterparty may, but is not obligated to, terminate the agreement. Upon termination, both parties would be required to make all payments that might be due to the other party. If CFC’s rating from Moody’s Investors Service falls to Baa1 or CFC’s ratings from Standard & Poor’s Corporation falls to BBB+, the counterparty may terminate agreements with a total notional amount of $2,122 million. If CFC’s ratings from Moody’s Investors Service falls below Baa1 or CFC’s ratings from Standard & Poor’s Corporation falls below BBB+, the counterparty may terminate the agreement on the remaining total notional amount of $8,208 million. Based on the fair market value of its interest rate exchange agreements at February 28, 2003, CFC may be required to make a payment of up to $64 million if its senior unsecured ratings declined to Baal or BBB+ and up to $155 million if its senior unsecured ratings declined below Baa1 or BBB+.

•	Calculated impairment — CFC calculates loan impairments per the requirements of Statement of Financial Accounting Standards (“SFAS”) 114, Accounting by Creditors for Impairment of a Loan — an Amendment of SFAS 5 and SFAS 15 and SFAS 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures — an Amendment of SFAS 114. This pronouncement states that the impairment is calculated based on a comparison of the present value of the expected future cash flows discounted at the original interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. The interest rate in the original loan agreements between CFC and CoServ is a blend of the CFC long-term fixed rate for various maturity periods, the CFC long-term variable and line of credit interest rate. CFC periodically adjusts the long-term variable and line of credit interest rates to reflect the cost of variable rate and short-term debt. Thus, the original contract rate (weighted average of interest rates on all of the original loans to CoServ), will change as CFC adjusts its long-term variable and line of credit interest rates. CFC’s long-term variable and line of credit interest rates are currently at historic low levels. CFC’s calculated impairment on the restructured loan to CoServ will increase as CFC’s long-term variable and line of credit interest rates increase.

•	Customer choice — The passage of customer choice laws could have a negative impact on CFC’s power supply systems. Laws are being passed by individual states, all of which differ in some aspect. At this time, it is impossible to predict the time frame for states to pass customer choice legislation and the impact, if any, it may have on CFC’s power supply systems.

The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Non-GAAP Financial Measures

CFC makes certain adjustments to financial measures as defined by generally accepted accounting principles (“GAAP”) in assessing its financial performance. These non-GAAP adjustments fall primarily into two categories: (1) adjustments to exclude the impact of SFAS 133; and (2) adjustments related to the calculation of leverage and debt to equity ratios.

Adjustments to Exclude the Impacts of SFAS 133

CFC’s primary performance measure is the Times Interest Earned Ratio (“TIER”). TIER is calculated by adding the cost of funds to net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds. The TIER is a measure of CFC’s ability to cover its debt service requirements. CFC’s goal is to maintain a minimum TIER of 1.10. CFC adjusts the TIER calculation to add the SFAS 133 cash settlements to the cost of funds and to remove the SFAS 133 forward value from the net margin. Adding the cash settlements back to the cost of funds also has a corresponding effect on CFC’s gross margin and operating margin. CFC makes these adjustments to its TIER calculation for the purpose of covenant compliance on its revolving credit agreements.

CFC’s cost of funding is the primary factor used to set the interest rates on the loans to its members. CFC uses derivatives to manage interest rate risk on its funding of the loan portfolio. The SFAS 133 cash settlements represent the amount that CFC receives from or pays to its counterparties based on the interest rate indexes in its derivatives. CFC believes that the cost of funds adjusted to include SFAS 133 cash settlements represents its total cost of funding for the period and uses the adjusted cost of funding to set interest rates on loans to its members. CFC adjusts its cost of funds to include the SFAS 133 cash settlements for the purposes of covenant compliance on its revolving credit agreements. CFC believes that TIER calculated by adding the SFAS 133 cash settlements to the cost of funds reflects management’s perspective on its operations and thus, represents a useful financial measure for investors.

The SFAS 133 forward value does not represent a cash inflow or outflow to CFC during the current period, but rather a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements for all periods through the maturity of its derivatives. The SFAS 133 forward value does not represent funds that are available to CFC to cover its debt service obligations. The forward value calculation is based on future interest rate expectations that may change daily creating tremendous volatility in the estimated forward value. For the purpose of making operating decisions, CFC subtracts the SFAS 133 forward value from its net margin when calculating TIER and for other net margin presentation purposes. CFC adjusts its net margin to exclude the SFAS 133 forward value for the purpose of covenant compliance on its revolving credit agreements. In addition, CFC annually allocates the majority of its net margin to its members. However, since the SFAS 133 forward value does not represent current period cashflow, CFC does not allocate such funds to its members and thus subtracts the SFAS 133 forward value from net margin when making certain presentations to its members and in calculating the amount of net margins to be allocated to its members. CFC believes that TIER calculated by subtracting the SFAS 133 forward value from net margin reflects management’s perspective on its operations and thus, represents a useful financial measure for investors.

The implementation of SFAS 133 has also impacted CFC’s total equity. The SFAS 133 forward value flows through the income statement as income or expense, increasing or decreasing the total net margin for the period. The total net margin or net loss for the period represents an increase or decrease, respectively, to total equity. As a result of implementing SFAS 133, CFC’s total equity includes other comprehensive income, which represents estimated unrecognized gains and losses on derivatives. The other comprehensive income component of equity does not flow through the income statement. As stated above, the SFAS 133 forward value does not represent current cash inflow or outflow, but rather the net present value of estimated future cash settlements. The other comprehensive income is also an estimate of future gains and losses and as such does not represent earnings that CFC can use to fund its loan portfolio. Thus CFC believes that financial measures calculated with members’ equity, which is total equity excluding the impact of SFAS 133, reflects management’s perspective on its operations and thus, represents a useful measure of CFC’s financial condition and total capitalization.

The following chart provides a reconciliation between cost of funds, gross margin, operating margin, and net margin and these financial measures adjusted to exclude the impact of SFAS 133.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(Dollar amounts in thousands)
	2003	2002	2003	2002

Cost of funds	$229,876	$193,816	$702,461	$655,103
Less: SFAS 133 cash settlements	(35,299)	(3,879)	(93,807)	(12,287)

Adjusted cost of funds	$194,577	$189,937	$608,654	$642,816

Gross margin	$30,500	$84,000	$109,075	$252,616
Plus: SFAS 133 cash settlements	35,299	3,879	93,807	12,287

Adjusted gross margin	$65,799	$87,879	$202,882	$264,903

Operating margin	$20,539	$17,528	$11,868	$60,413
Plus: SFAS 133 cash settlements	35,299	3,879	93,807	12,287

Adjusted operating margin	$55,838	$21,407	$105,675	$72,700

Net margin (loss) excluding cumulative effect of change in accounting principle	$331,160	$(7,981)	$639,433	$68,723
Less: SFAS 133 forward value	(275,322)	29,388	(533,758)	3,977

Adjusted net margin	$55,838	$21,407	$105,675	$72,700

TIER using GAAP financial measures is calculated as follows:

Cost of funds +
Net margin prior to extraordinary items and cumulative effect
TIER =	of change in accounting principle

Cost of funds

TIER adjusted to exclude the impact of SFAS 133 is calculated as follows:

Cost of funds + SFAS 133 cash settlements +
Net margin prior to the cumulative effect of
Adjusted TIER =	change in accounting principle - SFAS 133 forward value

Cost of funds + SFAS 133 cash settlements

The following chart provides the TIER and adjusted TIER for the three and nine months ending February 28, 2003 using the adjusted cost of funds and adjusted net margin noted above.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(Dollar amounts in thousands)
	2003	2002	2003	2002

TIER	2.44	0.96	1.91	1.10

Adjusted TIER	1.29	1.11	1.17	1.11

Adjustments to the Calculation of Leverage and Debt to Equity

CFC calculates the leverage ratio by adding total liabilities to total guarantees and dividing by total equity. CFC calculates the debt to equity ratio by dividing total liabilities by total equity. CFC adjusts these ratios to subtract debt used to fund loans that are guaranteed by RUS, to subtract from total debt and add to total equity debt with equity characteristics issued to its members and in the capital markets and to remove the impact of SFAS 133 from its total liabilities and total equity. CFC also adjusts the debt to equity ratio to add the loan loss allowance to total equity.

CFC is an eligible issuer under the RUS loan guarantee program. Loans issued under this program carry the US Government’s guarantee of all interest and principal payments. Thus CFC has little or no risk associated with the collection of principal and interest payments on these loans. Therefore, CFC believes that there is little or no risk related to the repayment of the liabilities used to fund RUS guaranteed loans and subtracts such liabilities from total liabilities for the purpose of calculating its leverage and debt to equity ratios. CFC adjusts its leverage ratio by subtracting liabilities used to fund RUS guaranteed loans from total liabilities for the purpose of covenant compliance on its revolving credit agreements. CFC believes that the leverage and debt to equity ratios adjusted to subtract debt used to fund RUS guaranteed loans from total liabilities reflects management’s perspective on its operations and thus, are useful financial measures for investors.

CFC requires that its members purchase subordinated certificates as a condition of membership and as a condition to obtaining a loan or guarantee. The subordinated certificates are accounted for as debt under GAAP. The subordinated certificates have long-dated maturities and pay no interest or pay interest that is below market and under certain conditions CFC is prohibited from making interest payments to members on the subordinated certificates. CFC adjusts its leverage ratio by subtracting members’ subordinated certificates from total liabilities and adding it to total equity for the purpose of covenant compliance on its revolving credit agreements, and analysts also consider the members’ subordinated certificates to be equity in their analysis of CFC. CFC believes that the leverage and debt to equity ratios adjusted to treat members’ subordinated certificates as equity rather than debt reflects management’s perspective on its operations and thus, are useful financial measures for investors.

CFC also sells subordinated deferrable debt in the capital markets with maturities of up to 49 years and the option to defer interest payments. The characteristics of subordination, deferrable interest and long-dated maturity are all equity characteristics. CFC adjusts its leverage ratio by subtracting subordinated deferrable debt from total liabilities and adding it to total equity for the purpose of covenant compliance on its revolving credit agreements, and analysts give CFC varying degrees of equity credit for the subordinated deferrable debt. CFC believes that the leverage and debt to equity ratios adjusted to treat subordinated deferrable debt as equity rather than debt reflects management’s perspective on its operations and thus, are useful financial measures for investors.

As a result of implementing SFAS 133, CFC’s balance sheet includes the fair value of its derivative instruments. As noted above, the amounts recorded are estimates of the future gains and losses that CFC may incur related to its derivatives. The amounts do not represent current cash flows and are not available to fund current operations. CFC adjusts its leverage ratio by excluding the impact of implementing SFAS 133 from liabilities and equity for the purpose of covenant compliance on its revolving credit agreements. CFC believes that the leverage and debt to equity ratios adjusted to exclude the impact of SFAS 133 from liabilities and equity reflect management’s perspective on its operations and thus, are useful financial measures for investors.

CFC accumulates the loan loss allowance through the provision for loan losses on its income statement. Thus the loan loss allowance represents net margins or equity that has been specifically allocated to cover losses in the loan portfolio. Therefore, CFC believes that including the loan loss allowance as part of equity in the debt to equity ratio reflects management’s perspective on its operations and thus, is a useful financial measure for investors.

The leverage and debt to equity ratios using GAAP financial measures is calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding

Total equity

Debt to equity ratio =	Liabilities

Total equity

The leverage and debt to equity ratios reflecting the adjustments noted above are calculated as follows:

Adjusted leverage ratio =	Total liabilities – derivative liabilities – debt used to fund loans guaranteed by RUS – subordinated deferrable debt -
members’ subordinated certificates +guarantees outstanding

Total equity – SFAS 133 forward value – cumulative effect of change in accounting principle – accumulated other
comprehensive loss + members’ subordinated certificates +
subordinated deferrable debt

Adjusted debt to equity ratio =	Total liabilities – derivative liabilities – debt used to fund loans guaranteed by RUS – subordinated deferrable debt -
members’ subordinated certificates

Total equity – SFAS 133 forward value – cumulative effect of change in accounting principle – accumulated other
comprehensive loss + members’ subordinated certificates +
subordinated deferrable debt + loan loss allowance

The following chart provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures reflecting these adjustments noted above, as well as the ratio calculations at February 28, 2003 and May 31, 2002.

(Dollar amounts in thousands)	Leverage Ratio		Debt to Equity Ratio

	February 28, 2003	May 31, 2002	February 28, 2003	May 31, 2002

Total Liabilities	$20,091,868	$19,996,966	$20,091,868	$19,996,966
Less:
Derivative liabilities (1)	(351,642)	(254,143)	(351,642)	(254,143)
Debt used to fund loans guaranteed by RUS	(261,546)	(242,574)	(261,546)	(242,574)
Subordinated deferrable debt (2)	(725,000)	(600,000)	(725,000)	(600,000)
Subordinated certificates	(1,740,380)	(1,691,970)	(1,740,380)	(1,691,970)

Adjusted liabilities	$17,013,300	$17,208,279	$17,013,300	$17,208,279

Total Equity	$961,611	$326,376	$961,611	$326,376
Less:
Current period SFAS 133 forward value	(533,758)	(41,878)	(533,758)	(41,878)
Cumulative effect of change in accounting principle/prior year SFAS 133 forward value	(70,261)	(28,383)	(70,261)	(28,383)
Accumulated other comprehensive loss	64,859	135,941	64,859	135,941
Plus:
Subordinated certificates	1,740,380	1,691,970	1,740,380	1,691,970
Subordinated deferrable debt (2)	725,000	600,000	725,000	600,000
Loan loss allowance	N/A	N/A	565,687	506,742

Adjusted equity	$2,887,831	$2,684,026	$3,453,518	$3,190,768

Guarantees outstanding	$1,969,944	$2,056,385	N/A	N/A

Ratios using GAAP financial measures	22.94	67.57	20.89	61.27

Adjusted ratios	6.57	7.18	4.93	5.39

(1)	Includes the long-term debt valuation allowance with a debit balance of $1,021 and a credit balance of $2,340 at February 28, 2003 and May 31, 2002, respectively.
(2)	At February 28, 2003, includes $75,000 of subordinated deferrable debt classified as notes payable.

Previously we have described adjustments that CFC makes to its total outstanding debt and total equity. CFC also adjusts its total capitalization to exclude the impact of SFAS 133 from the total debt and total equity. CFC believes that total capitalization adjusted to exclude the impact of SFAS 133 reflects management’s perspective on its operations and thus, is a useful financial measure for investors. The following chart provides a reconciliation between total capitalization and total capitalization adjusted to exclude the impact of SFAS 133 from liabilities and equity at February 28, 2003 and May 31, 2002.

(Dollar amounts in thousands)	February 28, 2003	May 31, 2002

Total capitalization	$20,837,035	$20,142,023
Less:
Derivative Liabilities (1)	(351,642)	(254,143)
Current period SFAS 133 forward value	(533,758)	(41,878)
Cumulative effect of change in accounting principle/prior year SFAS 133 forward value	(70,261)	(28,383)
Accumulated other comprehensive loss	64,859	135,941

Adjusted total capitalization	$19,946,233	$19,953,560

(1)  Includes the long-term debt valuation allowance with a debit balance of $1,021 and a credit balance of $2,340 at February 28, 2003 and May 31, 2002, respectively.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC’s net margin is subject to fluctuation as interest rates change. Management has established a 1.10 TIER as its minimum operating objective. TIER is a measure of CFC’s ability to cover the interest expense on funding. TIER is calculated by dividing the cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds. CFC’s TIER for the nine months ended February 28, 2003 and 2002 was 1.91 and 1.10, respectively. CFC adjusts TIER to exclude the SFAS 133 forward value from net margin and include the SFAS 133 cash settlements in the cost of funds. Adjusted TIER at February 28, 2003 and 2002 was 1.17 and 1.11, respectively. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments CFC makes in its TIER calculation to exclude the impact of SFAS 133.

The following charts detail the results for the nine months ended February 28, 2003 versus February 28, 2002.

	For the nine months ended

	February 28,	February 28,	Increase/
(Dollar amounts in millions)	2003	2002	(Decrease)

Operating income	$812	$908	$(96)
Cost of funds	703	655	48

Gross margin	109	253	(144)
Expenses:
General and administrative expenses	29	23	6
Provision for loan losses	68	169	(101)

Total expenses	97	192	(95)
Results of operations of foreclosed assets	—	—	—

Operating margin	12	61	(49)
SFAS 133 cash settlements	94	12	82
SFAS 133 forward value	533	(4)	537
Cumulative effect of change in accounting principle	—	28	(28)

Net margin	$639	$97	$542

TIER	1.91	1.10

Adjusted TIER (1)	1.17	1.11

(1)  Adjusted to exclude the SFAS 133 forward value from net margin and include the SFAS 133 cash settlements in the cost of funds. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.

The following chart shows net margins expressed as a percentage of average loans outstanding for the nine months ended February 28, 2003 and February 28, 2002.

	For the nine months ended

(Dollar amounts in millions)	February 28,	February 28,	Increase/
	2003	2002	(Decrease)

Operating income	5.41%	6.14%	(0.73)%
Cost of funds	4.69%	4.43%	0.26%

Gross margin	0.72%	1.71%	(0.99)%
Expenses:
General and administrative expenses	0.19%	0.16%	0.03%
Provision for loan losses	0.45%	1.14%	(0.69)%

Total expenses	0.64%	1.30%	(0.66)%
Results of operations of foreclosed assets	—%	—%	—%

Operating margin	0.08%	0.41%	(0.33)%
SFAS 133 cash settlements	0.63%	0.08%	0.55%
SFAS 133 forward value	3.56%	(0.02)%	3.58%
Cumulative effect of change in accounting principle	—%	0.19%	(0.19)%

Net margin	4.27%	0.66%	3.61%

Adjusted gross margin (1)	1.35%	1.79%	(0.44)%

Adjusted operating margin (1)	0.71%	0.49%	0.22%

(1)  Adjusted to include SFAS 133 cash settlements in the cost of funds. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.

The $96 million or 11% decrease in operating income was due to the decrease in the yield on average loans outstanding caused by lower interest rates. Cost of funds for the nine months ended February 28, 2003 was $703 million, an increase of $48 million or 7% over the cost of funds of $655 million for the prior year period. CFC’s strategy of replacing dealer commercial paper with medium-term notes and collateral trust bonds increased CFC’s funding costs for the nine months ended February 28, 2003 compared to the prior year period offsetting the impact of decreasing interest rates on short-term funding. CFC’s goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. For the nine months ended February 28, 2003, CFC exceeded its minimum operating objective of a 1.10 adjusted TIER, therefore CFC did not pass the increase in its cost of funding on to its borrowers.

Average loan volume for the nine months ended February 28, 2003 was $20,041 million, an increase of $277 million, or 1%, over the average loan volume of $19,764 million for the prior year period. The gross margin earned on loans for the nine months ended February 28, 2003 was 72 basis points, a decrease of 99 basis points, or 58%, compared to 171 basis points for the nine months ended February 28, 2002. The gross margin earned on loans for the nine months ended February 28, 2003 adjusted to include SFAS 133 cash settlements was 135 basis points, a decrease of 44 basis points, or 25%, compared to the gross margin of 179 basis points for the prior year period. See the “Non-GAAP Financial Measures” section for further explanation of the adjustment CFC makes in its financial analysis to include the SFAS 133 cash settlements in its cost of funds, and therefore gross margin. During the nine months ended February 28, 2003 and 2002, CFC received a total of $94 million and $12 million, respectively, of net cash settlements from counterparties related to interest rate and cross currency exchange agreements. The decreasing interest rate environment and the composition of CFC’s exchange agreements during the twelve months since February 28, 2002 resulted in an increase in the SFAS 133 cash settlements of $82 million over the prior year period.

Operating margin for the nine months ended February 28, 2003 was $12 million, compared to $61 million for the prior year period. The operating margin adjusted to include SFAS 133 cash settlements for the nine months ended February 28, 2003 was $106 million, compared to $73 million for the prior year period. See “Non-GAAP Financial Measures” for further explanation of the adjustment CFC makes in its financial analysis to include the SFAS 133 cash settlements in its cost of funds, and therefore operating margin. The operating margin adjusted to include SFAS 133 cash settlements increased due to the $82 million increase in SFAS 133 cash settlements noted above and the $101 million decrease to the provision for loan losses partly offset by the $144 million decrease in gross margin. CFC considers various factors to determine the adequacy of the loan loss allowance in relation to the credit quality of its loan and guarantee portfolio. During the nine months ended February 28, 2003, CFC determined that a total of $68 million was required as an addition to the loan loss allowance based on the credit quality of CFC’s loan and guarantee portfolio compared to $169 million for the prior year period. The loan loss provision for the prior year period was higher due to the default and subsequent impairment on the CoServ loan and to an increase in loans classified as high risk.

Net margin for the nine months ended February 28, 2003 was $639 million, an increase of $542 million compared to the prior year period. The increase is due primarily to a $537 million increase in the SFAS 133 forward value and impacts on operating margin as noted above. The $537 million increase in the SFAS 133 forward value during the nine months ended February 28, 2003 is due to changes in the fair value quotes of the interest rate and cross currency exchange agreements estimated at February 28, 2003 as compared to May 31, 2002. In most cases, variable interest rates have not increased as expected and in a decreasing interest rate environment, a rise in the fair value of fixed to variable exchange agreements usually occurs. CFC pays a variable rate and receives a fixed rate on the majority of its exchange agreements. At February 28, 2003, CFC’s interest rate and cross currency exchange agreements include $8,484 million notional amount, or 54% of the total exchange agreements, in which CFC synthetically changed the interest rate on the debt securities from fixed to variable and $5,561 million notional amount, or 36% of the total exchange agreements, in which CFC synthetically changed the interest rate on the debt securities from variable to fixed. CFC pays a variable rate of interest and receives a variable rate of interest on the remaining exchange agreements. These types of exchange agreements have very little impact on the SFAS 133 forward value.

The following charts detail the results for the three months ended February 28, 2003 versus February 28, 2002.

	For the three months ended

(Dollar amounts in millions)	February 28,	February 28,	Increase/
	2003	2002	(Decrease)

Operating income	$260	$278	$(18)
Cost of funds	230	194	36

Gross margin	30	84	(54)
Expenses:
General and administrative expenses	10	8	2
Provision for loan losses	—	59	(59)

Total expenses	10	67	(57)
Results of operations of foreclosed assets	—	—	—

Operating margin	20	17	3
SFAS 133 cash settlements	35	4	31
SFAS 133 forward value	276	(29)	305

Net margin	$331	$(8)	$339

TIER	2.44	0.96

Adjusted TIER (1)	1.29	1.11

(1)  Adjusted to exclude the SFAS 133 forward value from net margin and include the SFAS 133 cash settlements in the cost of funds. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.

The following chart shows net margins expressed as a percentage of average loans outstanding for the three months ended February 28, 2003 and February 28, 2002.

	For the three months ended

	February 28,	February 28,	Increase/
	2003	2002	(Decrease)

Operating income	5.29%	5.66%	(0.37)%
Cost of funds	4.67%	3.95%	0.72%

Gross margin	0.62%	1.71%	(1.09)%
Expenses:
General and administrative expenses	0.20%	0.15%	0.05%
Provision for loan losses	—%	1.20%	(1.20)%

Total expenses	0.20%	1.35%	(1.15)%
Results of operations of foreclosed assets	—%	—%	—%

Operating margin	0.42%	0.36%	0.06%
SFAS 133 cash settlements	0.72%	0.08%	0.64%
SFAS 133 forward value	5.58%	(0.60)%	6.18%

Net margin	6.72%	(0.16)%	6.88%

Adjusted gross margin (1)	1.34%	1.79%	(0.45)%

Adjusted operating margin (1)	1.14%	0.44%	0.70%

(1)	Adjusted to include SFAS 133 cash settlements in the cost of funds. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.

Net margin for the three months ended February 28, 2003 increased by $339 million compared to the prior year period primarily due to the $305 million increase in the SFAS 133 forward value, the $31 million increase to SFAS 133 cash settlements and the $59 million decrease in loan loss provision, partially offset by the $54 million decrease in gross margin. Refer to the explanations of the fluctuations for the nine months ended February 28, 2003 and 2002 for further details.

Liquidity and Capital Resources

Assets

At February 28, 2003, CFC had $21,053 million in total assets, an increase of $730 million, or 4%, from the balance of $20,323 million at May 31, 2002. Net loans outstanding to members totaled $19,108 million at February 28, 2003, a decrease of $432 million compared to a total of $19,540 million at May 31, 2002. Net loans represented 91% and 96% of total assets at February 28, 2003 and May 31, 2002, respectively. The remaining assets, $1,945 million and $783 million at February 28, 2003 and May 31, 2002, respectively, consisted of other assets to support CFC’s operations, primarily cash and cash equivalents, derivative assets and foreclosed assets. Included in assets at February 28, 2003 and May 31, 2002 is $895 million and $193 million, respectively, of derivative assets attributable to the adoption of SFAS 133, which requires CFC to reflect the fair market value of its derivatives on the balance sheet. Derivative assets increased by $702 million due to the decreasing interest rate environment. Foreclosed assets of $365 million relate to assets received from borrowers in October and December 2002 as part of bankruptcy proceedings and settlement of the related loans. Except as required for the debt service account and unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

Loans to Members

Net loan balances decreased by $432 million, or 2%, from May 31, 2002 to February 28, 2003. Gross loans decreased by a total of $373 million, and the allowance for loan losses increased by $59 million, compared to the prior period. As a percentage of the portfolio, long-term loans represented 93% at February 28, 2003 and May 31, 2002 (including secured long-term loans classified as restructured and nonperforming). The remaining 7% at February 28, 2003 and May 31, 2002 consisted of secured and unsecured intermediate-term and line of credit loans.

Long-term fixed rate loans represented 66% and 60% of total long-term loans at February 28, 2003 and May 31, 2002, respectively. Loans converting from a variable rate to a fixed rate for the nine months ended February 28, 2003 totaled $1,368 million, which was offset by $414 million of loans that converted from a fixed rate to a variable rate. For the nine months ended February 28, 2002, loans converting from a variable rate to a fixed rate totaled $1,936 million, which was offset by $121 million of loans that converted from the fixed rate to the variable rate. This resulted in a net conversion of $954 million from a variable rate to a fixed rate for the nine months ended February 28, 2003, compared to a net conversion of $1,815 million for the nine months ended February 28, 2002. Approximately 62% of total loans carried a fixed rate of interest at February 28, 2003 compared to 56% at May 31, 2002.

The decrease in total gross loans outstanding at February 28, 2003 was due primarily to decreases of $91 million in intermediate-term loans, $71 million in short-term loans and $910 million in nonperforming and restructured loans offset by an increase of $680 million in long-term loans and $19 million in RUS guaranteed loans. The increase in long-term loans and decrease in nonperforming and restructured loans is due largely to the reclassification of Deseret at February 28, 2003 from restructured to performing. Loans outstanding to electric systems decreased by $265 million and loans outstanding to telecommunications systems decreased by $108 million. The decrease to electric systems was due to decreases of $401 million to distribution systems and $36 million to associate and service members offset by an increase of $172 million to power supply systems. CFC anticipates that loan growth during the next few years will be moderate due to the significant increase of insured loans and loan guarantees authorized by the Rural Utilities Service (“RUS”). Loans from the Federal Financing Bank (“FFB”) with an RUS guarantee represent the lowest cost option for rural electric utilities.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC provides credit products (loans, financial guarantees and letters of credit) to its members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication associations and associated organizations.

The following chart summarizes loans and guarantees outstanding by member class at February 28, 2003 and May 31, 2002. The chart reflects total guarantees including off-balance sheet guarantees and guarantees totaling $37 million for which CFC recorded a liability of $0.4 million at February 28, 2003.

(Dollar amounts in millions)	February 28, 2003		May 31, 2002

Electric systems:
Distribution	$11,554	53%	$11,933	54%
Power supply	4,031	19%	3,929	18%
Associate & service members	1,087	5%	1,161	5%

Total electric systems	16,672	77%	17,023	77%
Telecommunication systems	4,972	23%	5,080	23%

Total	$21,644	100%	$22,103	100%

Credit Concentration

At February 28, 2003, the total exposure outstanding to any one borrower or controlled group did not exceed 3.6% of total loans and guarantees outstanding compared to 4.6% at May 31, 2002. At February 28, 2003 and May 31, 2002, CFC had $4,801 million and $5,193 million, respectively, in loans, and $652 million and $701 million, respectively, in guarantees, outstanding to its ten largest borrowers. The amounts outstanding to the ten largest borrowers at February 28, 2003 and May 31, 2002 represented 24% and 26% of total loans outstanding, respectively, and 33% and 34% of total guarantees outstanding, respectively. Total credit exposure to the ten largest borrowers at February 28, 2003 and May 31, 2002, represented 25% and 27%, respectively, of total loans and guarantees outstanding. At February 28, 2003 and May 31, 2002, the ten largest borrowers included two distribution systems, two power supply systems, one service organization, and five telecommunications systems.

Credit Limitation

In July 2002, CFC’s Board of Directors approved a new credit limitation policy. The new policy sets the limit on CFC’s total exposure and unsecured exposure to the borrower based on CFC’s assessment of its risk profile. The new policy limits are more restrictive than the prior policy. The Board of Directors must approve new loan requests from a borrower with a total exposure or unsecured exposure in excess of the limits in the policy.

Total exposure, as defined by the policy, includes the following:
•	loans outstanding, excluding loans guaranteed by RUS,
•	CFC guarantees of the borrower’s obligations,
•	unadvanced loan commitments, and
•	borrower guarantees to CFC of another member’s debt.

During the period from the adoption of the policy to February 28, 2003, CFC’s Board of Directors approved new loan and guarantee facilities totaling approximately $707 million to 13 borrowers that had a total or unsecured exposure in excess of the limits set forth in the credit limitation policy. Loans approved for three borrowers totaling $235 million are bridge loans that may be paid off once the borrowers obtain financing from RUS.

Security Provisions

Except when providing lines of credit and intermediate-term loans, CFC typically lends to its members on a senior secured basis. At February 28, 2003, a total of $1,706 million of loans were unsecured representing 9% of total loans. At May 31, 2002, a total of $1,687 million of loans was unsecured representing 8% of total loans. CFC’s long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. At February 28, 2003 and May 31, 2002, a total of $93 million and $114 million of guarantee reimbursement obligations were unsecured, respectively, representing 5% and 6% of total guarantees, respectively. Guarantee reimbursement obligations are secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At February 28, 2003 and May 31, 2002, CFC had a total of $1,799 million and $1,801 million, respectively, of unsecured loans and guarantees representing 8% of total loans and guarantees.

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

Once a borrower is classified as nonperforming, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At February 28, 2003, CFC had no outstanding loans classified as nonperforming. At May 31, 2002, CFC had $1,011 million of loans classified as nonperforming. During the nine months ending February 28, 2003 and at May 31, 2002, all loans classified as nonperforming were on non-accrual status with respect to the recognition of interest income.

Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cash flows. At February 28, 2003 and May 31, 2002, restructured loans totaled $640 million and $540 million, respectively. CFC reclassified loans outstanding to CoServ from nonperforming to restructured subsequent to CoServ’s emergence from bankruptcy on December 13, 2002. On February 28, 2003, CFC reclassified Deseret’s loan balance from restructured to performing.

At February 28, 2003 and May 31, 2002, CFC had a total of $634 million and $1,003 million in loans outstanding to CoServ, respectively. At May 31, 2002, all loans to CoServ were classified as nonperforming as CoServ was in default under its loan agreements with CFC. Upon CoServ’s emergence from bankruptcy on December 13, 2002, CFC reclassified the outstanding loan to CoServ from nonperforming to restructured and in the near term will maintain the restructured CoServ loan on non-accrual status. Total loans to CoServ at February 28, 2003 and May 31, 2002 represented 2.9% and 4.5%, respectively, of CFC’s total loans and guarantees outstanding, respectively.

In June 2002, CoServ and CFC filed joint plans of liquidation and reorganization for each of CoServ’s three business segments: real estate lending, telecommunications and electric distribution cooperative. The real estate plan became effective on October 11, 2002. On that date, CoServ transferred the real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in the real estate properties to entities controlled by CFC. The loan balance to CoServ was reduced by the fair value of the real estate assets received totaling $325 million and $27 million in cash from the lock box that was established to collect all payments on notes receivable from the developers. On December 13, 2002, CoServ emerged from bankruptcy and the electric plan and telecom plan became effective. On that date, CoServ transferred the telecommunications assets to entities controlled by CFC. The loan balance to CoServ was reduced by $39 million, the fair value of the telecommunications assets received less estimated costs to sell. CFC is accounting for the real estate and telecommunications assets received as foreclosed assets. CoServ will continue to operate as an electric distribution utility and will be required to make quarterly payments to CFC over the next 35 years. Under the electric plan CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ over the next 10 years. If CoServ requests capital expenditure loans from CFC, the loans will be approved with the same standard terms that are offered to all electric distribution members.

On February 28, 2003, CFC reclassified the $536 million of loans outstanding to Deseret from restructured to performing based on Desert’s performance to date under the restructure agreement signed in October 1996. Under this agreement, Deseret is required to make quarterly payments to CFC through 2025. In addition, on an annual basis, CFC receives 80% of the excess cash generated by Deseret during the calendar year (excess cash is calculated based on a formula in the restructure agreement). At February 28, 2003, Deseret has made all minimum payments as required and has made excess cash payments totaling $124 million or an average of approximately $25 million per year. Subsequent to the end of the quarter, on March 31, 2003, Deseret made the required $9 million quarterly minimum payment and an excess cash payment of $10 million for Deseret’s calendar year 2002. From January 1, 2001 to February 28, 2003, CFC accrued interest on the Deseret restructured loan at a rate of 7%. On February 28, 2003, when CFC reclassified Deseret’s restructured loan to performing, CFC reduced the accrual rate to 5%. CFC keeps 75% of excess cash payments it receives from Deseret to apply against accrued interest and reduce the principal balance. The remaining 25% is applied against the member participation loans. CFC has no net write-off on its loans to Deseret.

On a quarterly basis, CFC reviews all nonperforming and restructured borrowers, as well as some additional borrowers, to determine if the loans to the borrower are impaired and/or to update the impairment calculation. CFC calculates an impairment for a borrower based on the expected future cash flow or the fair value of any collateral held by CFC as security for loans to the borrower. In some cases, to estimate future cash flow CFC is required to make certain assumptions regarding, but not limited to, the following:
•	changes to interest rates,
•	court rulings,
•	changes in collateral values,
•	changes in economic conditions in the area in which the cooperative operates, and
•	changes to the industry in which the cooperative operates.

As events related to the cooperative take place and CFC’s assumptions change, the impairment calculation will change. CFC adjusts the amount of its loan loss allowance specifically reserved to cover the calculated impairments on a quarterly basis based on the most current information available. At February 28, 2003 and May 31, 2002, CFC had specifically reserved a total of $171 million and $202 million, respectively, to cover impairments.

Allowance for Loan Losses

CFC maintains an allowance for probable loan losses, which is periodically reviewed by management for adequacy. In performing this assessment, management considers various factors including an analysis of the financial strength of CFC’s borrowers, delinquencies, loan charge-off history, underlying collateral, and the effect of economic and industry conditions on its borrowers.

Since inception in 1969, CFC has recorded charge-offs totaling $143 million and recoveries totaling $28 million for a net loan loss amount of $115 million. In the past five fiscal years and the first nine months of fiscal year 2003, CFC has recorded charge-offs totaling $111 million and recoveries totaling $24 million for a net loan loss of $87 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

	For the nine months ended		For the year
	February 28,		ended

(Dollar amounts in millions)	2003	2002	May 31, 2002

Beginning balance	$507	$332	$332
Provision for loan losses	68	169	199
Charge-offs, net	(9)	(19)	(24)

Ending balance	$566	$482	$507

As a percentage of total loans outstanding	2.88%	2.41%	2.53%
As a percentage of total loans and guarantees outstanding	2.61%	2.20%	2.29%
As a percentage of total nonperforming and restructured loans outstanding	88.33%	31.16%	32.66%

In December 2002, a borrower with an outstanding loan balance of $13 million transferred assets to entities controlled by CFC in repayment of the loan as part of a settlement. The assets had a fair value of $5 million. As a result, CFC took a write-off of $8 million in December 2002. CFC is accounting for the assets received as settlement of the loan as foreclosed assets while entities controlled by CFC attempt to arrange a sale. In December 2002, CFC wrote off an additional $1 million related to an impaired borrower. These impaired loans were fully reserved for in the specific reserve of the loan loss allowance.

Liabilities and Equity

Liabilities and equity totaled $21,053 million at February 28, 2003, an increase of $730 million or 4% from the balance of $20,323 million at May 31, 2002. The increase to total liabilities and equity at February 28, 2003 was due to a $1,089 million increase in long-term debt, a $636 million increase to equity, a $101 million increase in derivative liabilities, a $50 million increase in subordinated deferrable debt, a $48 million increase in member’s subordinated certificates and a $34 million increase in accrued interest payable and other liabilities offset by a $1,228 million decrease in notes payable outstanding. The $636 million increase to equity was due to an increase of $605 million related to the change in the fair value of CFC’s derivative instruments and an increase of $106 million to unallocated net margins excluding SFAS 133 forward value offset by a decrease of $75 million for the retirement of patronage capital. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of adjusted net margin. Total debt outstanding at February 28, 2003 was $19,522 million, a decrease of $41 million compared to the May 31, 2002 balance of $19,563 million.

Notes Payable, Long-Term Debt and Members’ Subordinated Certificates

The following chart provides a breakout of debt outstanding.

(Dollar amounts in millions)	February 28, 2003	May 31, 2002	Increase/(Decrease)

Notes payable:
Commercial paper (1)	$2,454	$3,137	$(683)
Bank bid notes	100	100	—
Long-term debt with remaining maturities less than one year	2,263	2,883	(620)
Subordinated deferrable debt to be called in less than one year	75	—	75
Notes payable reclassified as long-term	(3,706)	(3,706)	—

Total notes payable	1,186	2,414	(1,228)
Long-term debt:
Collateral trust bonds	5,992	4,794	1,198
Medium-term notes	6,249	6,355	(106)
Notes payable reclassified as long-term	3,706	3,706	—
Long-term debt valuation allowance	(1)	2	(3)

Total long-term debt	15,946	14,857	1,089
Subordinated deferrable debt (2)	650	600	50
Members’ subordinated certificates (2)	1,740	1,692	48

Total debt outstanding	$19,522	$19,563	$(41)

Percentage of fixed rate debt (3)	59%	54%
Percentage of variable rate debt (4)	41%	46%
Percentage of long-term debt	94%	88%
Percentage of short-term debt	6%	12%

(1)  Includes $124 million and $45 million related to the daily liquidity fund at February 28, 2003 and May 31, 2002, respectively.
(2)  Members’ subordinated certificates and subordinated deferrable debt are accounted for as debt, but have equity characteristics and are treated as equity in CFC’s adjusted leverage and adjusted debt to equity ratio calculations. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.
(3)  Includes fixed rate collateral trust bonds, medium-term notes and subordinated deferrable debt plus commercial paper with rates fixed through interest rate exchange agreements and less any fixed rate debt that has been swapped to variable.
(4)  The rate on commercial paper notes does not change once the note has been issued. However, the rates on new commercial paper notes change daily and commercial paper notes generally have maturities of less than 90 days. Therefore, commercial paper notes are considered to be variable rate debt by CFC. Also included are variable rate collateral trust bonds and medium-term notes.

Collateral trust bonds increased due to the $1,500 million issuance on February 7, 2003. This issuance included $400 million of floating rate bonds due 2005, $600 million of 3.00% bonds due 2006 and $500 million of 3.875% bonds due 2008.

On March 28, 2003, CFC effected the early redemption of the 7.65% Quarterly Income Capital Securities totaling $75 million issued in September 1997. CFC redeemed these securities at par, and recorded $2 million in cost of funds for the unamortized issuance costs. CFC gave notice to the investors of these financial instruments prior to the end of the quarter, therefore at February 28, 2003, CFC classified $75 million of subordinated deferrable debt as notes payable. Subordinated deferrable debt in total increased due to the $125 million issuance of 6.75% subordinated notes due 2043 issued in February 2003.

Members’ Subordinated Certificates and Equity

The following chart provides a breakout of members’ subordinated certificates and equity outstanding.

(Dollar amounts in millions)	February 28, 2003	May 31, 2002	Increase/(Decrease)

Members’ subordinated certificates (1):
Membership certificates	$643	$641	$2
Loan certificates	913	860	53
Guarantee certificates	184	191	(7)

Total members’ subordinated certificates	1,740	1,692	48
Equity:
Membership fees	2	2	—
Education fund	1	1	—
Members’ capital reserve	37	16	21
Allocated net margin	277	352	(75)
Unallocated margin	106	21	85

Total members’ equity	423	392	31
Cumulative effect of change in accounting principle/prior year SFAS 133 forward value (2)	70	28	42
Current period SFAS 133 forward value (2)	533	42	491

Total retained equity	1,026	462	564
Accumulated other comprehensive loss (2)	(64)	(136)	72

Total equity	962	326	636

Total equity and subordinated certificates	$2,702	$2,018	$684

(1)  Members’ subordinated certificates are accounted for as debt, but have equity characteristics and are treated as equity in CFC’s adjusted leverage and adjusted debt to equity ratio calculations. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.
(2)  Items related to adoption of SFAS 133

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

Applicants are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to one thousand dollars depending on the membership class. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At year-end, the net margin is allocated to the members in the form of patronage capital, to a members’ capital reserve and to the cooperative education fund. The net margin required to earn a 1.12 adjusted TIER is allocated back to the members. The net margin earned in excess of the amount required to earn a 1.12 adjusted TIER is allocated primarily to the members’ capital reserve, and a small portion is allocated to the cooperative education fund. Distributions are made annually from the cooperative education fund to the cooperatives to assist in the teaching of cooperative principles. Under current policy, CFC immediately retires 70% of the net margin allocated to members for the prior year and holds the remaining 30% as allocated margins, which are currently retired after 15 years. All retirements of allocated margins are subject to approval by the Board of Directors. CFC does not pay interest on the allocated but unretired margins. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to TIER.

The increase to members’ subordinated certificates and equity of $684 million for the nine months ended February 28, 2003 is due to the increase in equity of $636 million primarily related to the changes in the fair value for certain derivatives as required by SFAS 133. Members’ subordinated certificates increased $48 million related to the issuance of new loan certificates for loan advances. During the nine months ending February 28, 2003, CFC retired a total of $75 million of patronage capital. On September 3, 2002, CFC made a patronage capital retirement of $74 million, which represented 70% of the net margin allocated for fiscal year 2002 and one-ninth of the net margins allocated for fiscal years 1991, 1992 and 1993. The $74 million retired by CFC included $18 million to RTFC. On January 16, 2003, RTFC retired $19 million of allocated net margin including the $18 million from CFC and $1 million of stand-alone net margin.

Contractual Obligations

The following table summarizes CFC’s contractual obligations at February 28, 2003 and the related principal amortization and maturities by fiscal year.

(Dollar amounts in millions)		Principal Amortization and Maturities

	Outstanding						Remaining
Instrument	Balance	2003	2004	2005	2006	2007	Years

Notes payable (1)	$4,892	$2,889	$2,003	$—	$—	$—	$—
Long-term debt (2)	12,241	—	682	2,039	2,938	1,034	5,548
Subordinated deferrable debt	650	—	—	—	—	—	650
Members’ subordinated certificates (3)	1,041	5	33	6	39	18	940

Total contractual obligations	$18,824	$2,894	$2,718	$2,045	$2,977	$1,052	$7,138

(1)  Includes commercial paper, bank bid notes, subordinated deferrable debt that will be called in less than one year and long-term debt due in less than one year prior to reclassification of $3,706 million to long-term debt.
(2)  Excludes $3,706 million reclassification from notes payable and a $1 million debit balance for the long-term debt valuation allowance.
(3)  Excludes loan subordinated certificates totaling $699 million that amortize annually based on the outstanding balance of the related loan, therefore there is no scheduled amortization. Over the past three years, annual amortization on these certificates has averaged $22 million. In fiscal year 2002, amortization represented 4% of amortizing loan subordinated certificates outstanding.

Off-Balance Sheet Obligations

Guarantees

The following chart provides a breakout of off-balance sheet obligations related to guarantees outstanding by type.

			Increase/
(Dollar amounts in thousands)	February 28, 2003	May 31, 2002	(Decrease)

Long-term tax-exempt bonds	$905,970	$940,990	$(35,020)
Debt portions of leveraged lease transactions	34,974	41,064	(6,090)
Indemnifications of tax benefit transfers	189,710	208,637	(18,927)
Letters of credit	289,098	310,926	(21,828)
Other guarantees	513,070	554,768	(41,698)

Total	$1,932,822	$2,056,385	$(123,563)

In addition to the amounts shown above, CFC had guarantees outstanding totaling $37 million for which it recorded a liability of $0.4 million at February 28, 2003. The decrease in total guarantees outstanding at February 28, 2003 compared to May 31, 2002 was due primarily to decreases in the amount of National Cooperative Services Corporation (“NCSC’) commercial paper guaranteed by CFC and to normal amortization on tax-exempt bonds and tax benefit transfers.

The following table summarizes CFC’s off-balance sheet obligations at February 28, 2003 and the related principal amortization and maturities by fiscal year.

(Dollar amounts in millions)		Principal Amortization and Maturities

	Outstanding						Remaining
Instrument	Balance	2003	2004	2005	2006	2007	Years

Guarantees (1)	$1,933	$62	$241	$108	$155	$210	$1,157

(1)  On a total of $835 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Commitments

Unadvanced Commitments

At February 28, 2003, CFC had unadvanced commitments totaling $12,020 million, an increase of $6 million compared to the balance of $12,014 million at May 31, 2002. Unadvanced commitments include loans approved by CFC for which loan contracts have not yet been executed or for which contracts have been approved and executed, but funds have not been advanced. Approximately 45% and 44%, respectively, of the outstanding commitments at February 28, 2003 and May 31, 2002 were for short-term or line of credit loans. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most of these commitments. In addition, at February 28, 2003 and May 31, 2002, 34% and 37%, respectively, of outstanding commitments had been established under the power vision program. Under this program, CFC performed a review of the majority of its distribution borrowers and pre-approved them for a certain amount of loans. Amounts approved but not advanced are available for a period of five years. All above mentioned credit commitments contain material adverse change clauses, thus to qualify for the advance of funds under all commitments, CFC must be satisfied that there has been no material change since the loan was approved.

Unadvanced commitments do not represent off-balance sheet liabilities of CFC and have not been included in the chart summarizing off-balance sheet obligations above. CFC has no obligation to advance amounts to a borrower that does not meet the minimum conditions in effect at the time the loan was approved. If there has been a material adverse change in the borrower’s financial condition, CFC is not required to advance funds. Therefore, CFC classifies unadvanced commitments as contingent liabilities. Amounts advanced under these commitments would be classified as performing loans since the members are required to be in good financial condition to be eligible to receive the advance of funds.

Ratio Analysis

Leverage Ratio

The leverage ratio is calculated by dividing total liabilities and guarantees outstanding by total equity. Based on the above formula, the leverage ratio at February 28, 2003, was 22.94, a decrease from 67.57 at May 31, 2002. The decrease in the leverage ratio is due to an increase of $636 million in equity primarily resulting from a $605 million increase in the fair value of CFC’s derivative instruments. The remaining increase is the result of a $106 million increase to unallocated net margins, including $94 million of SFAS 133 cash settlements, offset by a decrease of $75 million for the retirement of patronage capital. For the purpose of covenant compliance on the revolving credit agreements, CFC adjusts the leverage ratio calculation. At February 28, 2003 and May 31, 2002, the leverage ratio reflecting these adjustments was 6.57 and 7.18, respectively. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments CFC makes in its leverage ratio calculation. The decrease in the adjusted leverage ratio is due to a decrease in liabilities of $195 million and an increase in equity of $204 million. The decrease in liabilities is due primarily to a decrease in commercial paper of $683 million partly offset by an increase in medium-term notes and collateral trust bonds of $472 million. The increase in equity is due primarily to an increase in subordinated deferrable debt of $125 million and an increase to unallocated net margins partly offset by a decrease for the retirement of patronage capital as noted above. CFC will retain the flexibility to further amend its policies to retain members’ investments in CFC consistent with maintaining acceptable financial ratios.

Debt to Equity Ratio

The debt to equity ratio is calculated by dividing total liabilities outstanding by total equity. The debt to equity ratio, based on this formula, at February 28, 2003 was 20.89, a decrease from 61.27 at May 31, 2002. The decrease in the debt to equity ratio is due to the increase of $636 million in equity as noted above. CFC adjusts the debt to equity ratio in its financial analysis. At February 28, 2003 and May 31, 2002, the debt to equity ratio reflecting these adjustments was 4.93 and 5.39, respectively. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments CFC makes in its debt to equity ratio calculation. The decrease in the adjusted debt to equity ratio is due to a decrease in liabilities of $195 million and a increase in equity of $263 million. The decrease in liabilities is due primarily to a decrease in commercial paper partly offset by an increase in medium-term notes and collateral trust bonds as noted above. The increase in equity is due primarily to the increase in subordinated deferrable debt and unallocated net margins as noted above, and an increase of $59 million in the loan loss allowance, partly offset by a decrease of $75 million for the retirement of patronage capital. CFC will retain the flexibility to further amend its policies to retain members’ investments in CFC consistent with maintaining acceptable financial ratios.

CFC’s management is committed to maintaining the adjusted leverage and adjusted debt to equity ratios within a range required for a strong credit rating. CFC’s policy regarding the purchase of loan subordinated certificates requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% of the loan for distribution systems, 7% of the loan for power supply systems and 10% of the loan for all other systems. For non-standard credit facilities, the borrower is required to purchase interest bearing certificates ranging from 12.5% to 14% of the loan. CFC also created a members’ capital reserve, in which a portion of the net margin is held annually rather than allocated back to the members. CFC can allocate the members’ capital reserve back to its members if it chooses. CFC’s management will continue to monitor the adjusted leverage and adjusted debt to equity ratios. If required, additional policy changes will be made to maintain the adjusted ratios within an acceptable range. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to the leverage and debt to equity ratios.

Revolving Credit Agreements

As of February 28, 2003 and May 31, 2002, CFC had three revolving credit agreements totaling $3,706 million and $4,562 million, respectively, which are used principally to provide liquidity support for CFC’s outstanding commercial paper, commercial paper issued by NCSC and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under a three-year agreement, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. In connection with this facility, CFC pays a per annum facility fee of 0.125 of 1% based on CFC’s senior unsecured credit ratings per a pricing schedule in the credit agreement.

At February 28, 2003, there were two 364-day agreements totaling $2,678 million that expire on June 30, 2003. Under one 364-day agreement, CFC may borrow $2,378 million. This credit agreement was entered into with a syndicate of 17 banks with JPMorgan Securities, Inc. and Banc of America Securities LLC as Joint Lead Arrangers, JPMorgan Chase Bank as Administrative Agent, Banc of America Securities LLC as Syndication Agent, and The Bank of Nova Scotia, ABN AMRO Bank, N.V. and Bank One, N.A. as Documentation Agents. In addition, CFC entered into a second 364-day agreement for $300 million with a syndicate of six banks with The Bank of Nova Scotia serving as Lead Arranger and Administrative Agent, ABN AMRO Bank, N.V. as Syndication Agent and The Bank of Tokyo-Mitsubishi, Ltd., JPMorgan Chase Bank and Banc of America Securities LLC as Documentation Agents. Both agreements have a revolving credit period that terminates on June 30, 2003 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period with a .250 of 1% per annum fee on the outstanding principal amount of the term loan.

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

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. For the purpose of the revolving credit agreements, non-cash income and expense related to SFAS 133 are excluded from the covenant calculations. The fixed charge coverage ratio is calculated by dividing net margin adjusted to exclude the SFAS 133 forward value and the cumulative effect of change in accounting principle by the cost of funds adjusted to include the SFAS 133 cash settlements. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members’ equity, members’ subordinated certificates and subordinated deferrable debt. Senior debt includes guarantees; however, it excludes:
•	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor’s Corporation or Baa1 by Moody’s Investors Service;
•	indebtedness incurred to fund the RUS guaranteed loans; and
•	the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor’s Corporation or a financial strength rating of Aaa by Moody’s Investors Service.

As of February 28, 2003 and May 31, 2002, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

Based on the ability to borrow under the facilities, CFC classified $3,706 million of its notes payable outstanding as long-term debt at February 28, 2003 and May 31, 2002. CFC expects to maintain more than $3,706 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the credit agreements totaling $3,706 million discussed above, subject to the conditions therein.

Subsequent to the end of the quarter on March 6, 2003, the existing 364-day agreement with the syndicate of six banks was amended to add Deutsche Bank AG to the syndicate and increased the amount of credit available under the agreement from $300 million to $400 million. A pro-rated upfront fee was paid at closing to Deutsche Bank AG. All terms and conditions of the credit agreement apply to the new bank.

Asset/Liability Management

A key element of CFC’s funding operation is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margins and retain liquidity. Throughout the asset/liability management discussion, the term repricing refers to the resetting of interest rates for a loan and does not represent the maturity of a loan. Therefore, loans that reprice do not represent amounts that will be available to service debt or fund CFC’s operations.

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is CFC’s policy to manage the match funding of asset and liability repricing terms within a range of 3% of total assets. At February 28, 2003, CFC had $11,662 million of fixed rate assets amortizing or repricing funded by $9,509 million of fixed rate liabilities maturing during the next 30 years and $1,937 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $216 million or 1% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members’ equity and bank bid notes. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members’ subordinated certificates and members’ equity. With the exception of members’ subordinated certificates, which are generally issued at rates below CFC’s long-term cost of funding and with extended maturities, and commercial paper, CFC’s liabilities have average maturities that closely match the repricing terms (but not the maturities) of CFC’s fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

Certain of CFC’s collateral trust bonds, subordinated deferrable debt and medium-term notes were issued with early redemption provisions. To the extent borrowers are allowed to convert their fixed rate loans to a variable interest rate and to the extent it is beneficial, CFC takes advantage of these early redemption provisions. However, because conversions can take place at different intervals from early redemptions, CFC charges conversion fees designed to compensate for any additional interest rate risk assumed by CFC.

CFC makes use of an interest rate gap analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members’ subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and the portfolio as a whole. There are no scheduled maturities for the members’ equity, primarily unretired patronage capital allocations. The balance of members’ equity is assumed to remain relatively stable since annual retirements have been approximately equal to the annual allocations of net margin. The non-amortizing members’ subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing members’ subordinated certificates and members’ equity are first used to “fill” any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed to be funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or members’ equity and members’ certificates is used to calculate an adjusted TIER for each year and the portfolio as a whole. The schedule allows CFC to analyze the impact on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to TIER.

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at February 28, 2003.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of February 28, 2003

(Dollar amounts in millions)		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
	or less	or less	or less	or less	or less	years	Total

Assets:
Amortization and repricing	$217	$4,984	$2,302	$2,424	$1,301	$434	$11,662

Total assets	$217	$4,984	$2,302	$2,424	$1,301	$434	$11,662
Liabilities and members’ equity:
Long-term debt	$391	$4,540	$2,015	$1,456	$443	$664	$9,509
Subordinated certificates	14	121	207	731	294	153	1,520
Members’ equity (1)	—	—	—	237	180	—	417

Total liabilities and members’ equity	$405	$4,661	$2,222	$2,424	$917	$817	$11,446
Gap (2)	$188	$(323)	$(80)	$—	$(384)	$383	$(216)
Cumulative gap	$188	$(135)	$(215)	$(215)	$(599)	$(216)
Cumulative gap as a % of total assets (3)	0.93%	(0.67)%	(1.07)%	(1.07)%	(2.97)%	(1.07)%

(1)  See “Non-GAAP Financial Measures” for further explanation of why CFC uses members’ equity in its analysis of the funding of its loan portfolio.
(2)  Liabilities and members’ equity less assets.
(3)  Total assets represents total assets in the combined balance sheet less derivative assets.

Derivative and Financial Instruments

At February 28, 2003 and May 31, 2002, CFC was a party to interest rate exchange agreements with a total notional amount of $14,311 million and $12,667 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically change the interest rate on $5,561 million as of February 28, 2003 and $4,542 million as of May 31, 2002 of debt used to fund long-term fixed rate loans from a variable rate to a fixed rate. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $8,050 million and $6,325 million of collateral trust bonds and medium-term notes as of February 28, 2003 and May 31, 2002, respectively. CFC was also using interest rate exchange agreements at both dates to minimize the variance between the three-month LIBOR rate and CFC’s variable commercial paper rate totaling $700 million and $1,800 million at February 28, 2003 and May 31, 2002, respectively. All of CFC’s derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of February 28, 2003 and May 31, 2002, CFC was a party to cross currency interest rate exchange agreements with a total notional amount of $1,262 million and $1,408 million, respectively, related to medium-term notes denominated in foreign currencies. Cross currency interest rate exchange agreements with a total notional amount of $1,262 million at February 28, 2003 and May 31, 2002, in which CFC receives Euros and pays U.S. dollars, and $146 million at May 31, 2002, in which CFC receives Yen and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

Market Risk

CFC’s primary market risks are interest rate risk and liquidity risk. CFC is also exposed to counterparty risk as a result of entering into interest rate and cross currency interest rate exchange agreements.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members’ subordinated certificates, members’ equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members’ equity maturing by year (see chart on page 45). The analysis will indicate the total amount of fixed rate loans maturing or repricing by year and in aggregate that are assumed to be funded by variable rate debt. CFC’s funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets. At February 28, 2003 and May 31, 2002, fixed rate loans funded by variable rate debt represented 1% of total assets excluding derivative assets, respectively. At February 28, 2003, CFC had $216 million of excess fixed rate assets compared to fixed rate liabilities and members’ equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, members’ subordinated certificates and members’ equity to fund variable rate loans. At February 28, 2003 and May 31, 2002, 38% and 44%, respectively, of loans carried variable interest rates.

CFC faces liquidity risk in the funding of its loan portfolio. CFC offers long-term loans with maturities of up to 30 years and line of credit loans that are required to be paid down annually. On long-term loans CFC offers a variety of interest rate options, including the ability to fix the interest rate for terms of up to 1 year through maturity. CFC funds the loan portfolio with a variety of debt instruments and its members’ equity. CFC typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt is issued with maturities of up to 49 years. CFC may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, CFC is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include CFC maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At February 28, 2003 and May 31, 2002, CFC had a total of $3,706 million and $4,562 million in revolving credit agreements and bank lines of credit.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 47). CFC also maintains shelf registrations with the Securities and Exchange Commission for its collateral trust bonds, medium-term notes and subordinated deferrable debt. At February 28, 2003 and May 31, 2002, CFC had effective shelf registrations totaling $1,375 million and $2,875 million, respectively, related to collateral trust bonds, $3,759 million and $5,299 million, respectively, related to medium-term notes and $150 million and $75 million, respectively, related to subordinated deferrable debt. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At February 28, 2003 and May 31, 2002, CFC had $149 million and $85 million, respectively, of commercial paper and $1,562 million and $1,707 million, respectively, of medium-term notes outstanding to European and Asia Pacific investors. As of February 28, 2003, CFC had total internal issuance authority of $1,000 million related to commercial paper and $4,000 million related to medium-term notes under these programs.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements and cross currency interest rate exchange agreements. To mitigate this risk, CFC only enters into these agreements with financial institutions with investment grade ratings. At February 28, 2003 and May 31, 2002, CFC was a party to $14,311 million and $12,667 million, respectively, of interest rate exchange agreements and $1,262 million and $1,408 million, respectively, of cross currency interest rate exchange agreements. To date, CFC has not experienced a failure of a counterparty to perform as required under any of these agreements. At February 28, 2003, CFC’s interest rate exchange agreement and cross currency interest rate exchange agreement counterparties had credit ratings ranging from BBB+ to AAA as assigned by Standard & Poor’s Corporation.

Rating Triggers

There are rating triggers associated with $10,330 million notional amount of interest rate and cross currency interest rate exchange agreements. The rating triggers are based on CFC’s senior unsecured credit rating from Standard & Poor’s Corporation and Moody’s Investors Service (medium-term note ratings from chart below). If CFC’s rating for senior unsecured debt from either agency falls below the level specified in the agreement, the counterparty may, but is not obligated to, terminate the agreement. Upon termination, both parties would be required to make all payments that might be due to the other party. If CFC’s rating from Moody’s Investors Service falls to Baa1 or CFC’s ratings from Standard & Poor’s Corporation falls to BBB+, the counterparty may terminate agreements with a total notional amount of $2,122 million. If CFC’s ratings from Moody’s Investors Service falls below Baa1 or CFC’s ratings from Standard & Poor’s Corporation falls below BBB+, the counterparty may terminate the agreement on the remaining total notional amount of $8,208 million.

Credit Ratings

CFC’s long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody’s Investors Service, Standard & Poor’s Corporation and Fitch, Inc. The following table presents CFC’s credit ratings at February 28, 2003 and May 31, 2002.

	Moody's Investors	Standard & Poor's
	Service	Corporation	Fitch, Inc.

Direct:
Collateral trust bonds	A1	A+	A+
Senior unsecured debt (domestic and European medium-term notes)	A2	A	A
Subordinated deferrable debt	A3	BBB+	A-
Domestic and European commercial paper	P-1	A-1	F-1
Guarantees:
Leveraged lease debt	A2	A	A
Pooled bonds	A1	A	A
Other bonds	A2	A	A
Short-term	P-1	A-1	F-1

The ratings listed above have the meaning as defined by each of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating organizations.

As a result of the level of exposure to CoServ and telecommunications systems, as well as the general negative outlook for electric utilities related to energy trading and the problems experienced in California, Standard & Poor’s Corporation and Moody’s Investors Service have CFC’s ratings on negative outlook. On October 28, 2002, Fitch, Inc. revised CFC’s ratings outlook from negative to stable.

Member Investments

At February 28, 2003 and May 31, 2002, CFC’s members provided 17.8% and 16.4%, respectively, of adjusted total capitalization as follows:

MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

	February 28,	% of	May 31,	% of
(Dollar amounts in millions)	2003	Total (1)	2002	Total (1)

Commercial paper (2)	$1,063	43%	$956	30%
Medium-term notes	316	4%	235	3%
Members’ subordinated certificates	1,740	100%	1,692	100%
Members’ equity (3)	423	100%	392	100%

Total	$3,542		$3,275

Percentage of total capitalization	17.0%		16.3%

Percentage of adjusted total capitalization (4)	17.8%		16.4%

(1)  Represents the percentage of each line item outstanding to CFC members.
(2)  Includes $124 million and $45 million related to the daily liquidity fund at February 28, 2003 and May 31, 2002, respectively.
(3)  See the Members’ Subordinated Certificates and Equity chart on page 40 for a breakout of members’ equity.
(4)  See “Non-GAAP Financial Measures” for further explanation and a reconciliation of adjustments made to total capitalization.

The total amount of member investments increased $267 million at February 28, 2003 compared to May 31, 2002 due to the $107 million increase in member commercial paper, the $81 million increase in member medium-term notes, the $48 million increase in members’ subordinated certificates and the $31 million increase in members’ equity. Total commercial paper decreased during the nine months ended February 28, 2003 by $683 million, while the member commercial paper investments increased by $107 million. The impact of this activity was an increase in the percentage of member investments as compared to total investments. Total capitalization includes notes payable, long-term debt, derivative liabilities, subordinated deferrable debt, members’ subordinated certificates and total equity. Total capitalization at February 28, 2003 was $20,837 million compared to $20,142 million at May 31, 2002. Adjusted total capitalization excludes derivative liabilities and the SFAS 133 long-term debt valuation allowance from total liabilities and excludes the impact of SFAS 133 from total equity. Adjusted total capitalization at February 28, 2003, was $19,946 million, a decrease of $8 million over the adjusted total capitalization of $19,954 million at May 31, 2002. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of adjustments made to total capitalization. When the loan loss allowance is added to both membership contributions and adjusted total capitalization, the percentages of membership investments to adjusted total capitalization are 20% and 18.5% at February 28, 2003 and May 31, 2002, respectively.

Financial and Industry Outlook

Loan Growth

During fiscal year 2002, CFC experienced aggregate loan growth of $363 million or 2%. During the nine months ended February 28, 2003, CFC experienced a decrease in loans of $373 million or 2%. It is anticipated that the balance of the loan portfolio will remain stable during the next few years. For its fiscal year ending September 30, 2003, RUS has authority for direct lending of $1.3 billion and $2.7 billion of authority for loan guarantees. Loans from the FFB with an RUS guarantee represent a lower cost option for rural electric utilities compared to CFC. CFC anticipates that the majority of its electric loan growth will come from the approximately 221 distribution system borrowers that have fully prepaid their RUS loans and cannot borrow under the insured loan program from RUS for ten years after the prepayment, from distribution system borrowers that cannot wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems. CFC anticipates that the telecommunications loan balance will decline slightly due to the slower pace of both infrastructure capital requirements and asset acquisitions.

Liquidity

At February 28, 2003, CFC had $2,554 million of commercial paper and bank bid notes and $2,263 million of medium-term notes and collateral trust bonds scheduled to mature during the next twelve months. CFC’s members held commercial paper (including the daily liquidity fund) totaling $1,063 million or approximately 43% of the total commercial paper outstanding at February 28, 2003. Commercial paper issued through dealers and bank bid notes represented 8% of CFC’s total debt outstanding at February 28, 2003. CFC intends to maintain the balance of dealer commercial paper at 20% or less of total debt outstanding during fiscal year 2003. During the next twelve months, CFC plans to refinance the $2,263 million of medium-term notes and collateral trust bonds maturing and fund new loan growth with loan repayments from borrowers and by issuing new medium-term notes and collateral trust bonds. At February 28, 2003, CFC had effective registration statements covering $1,375 million of collateral trust bonds and $3,759 million of medium-term notes. CFC does not expect to do any large underwritten issuances for new medium-term notes and collateral trust bonds during the remainder of fiscal year 2003.

Equity Retention

CFC made policy changes in fiscal year 2000 that were intended to increase the amount of equity retained. During fiscal year 2002, the balance of members’ equity and subordinated certificates increased by $108 million. During the nine months ended February 28, 2003, the balance of members’ equity and subordinated certificates increased by $79 million. The decrease in loans outstanding has reduced the growth in members’ equity over the first nine months of fiscal year 2003. However, the decrease in loans outstanding has also reduced the required provision to CFC’s loan loss allowance. Based on current gross margin spreads, CFC anticipates that it will have approximately $66 million of net margins for fiscal year 2003 earned in excess of a 1.12 adjusted TIER that may be allocated to the member’s capital reserve. This allocation to the members’ capital reserve would increase the balance to approximately $103 million. The members’ capital reserve is maintained by CFC as permanent equity. During the nine months ended February 28, 2003, CFC experienced an increase of $684 million to total equity and members’ certificates. A total of $605 million of this increase was as a result of an increase in the forward value of its derivatives. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to TIER.

Adjusted Gross Margin

The adjusted gross margin earned on loans, for the nine months ended February 28, 2003 was 1.35%, which represents a decrease from the 1.69% earned for the year ended May 31, 2002. The decrease was due to increases in the cost of funding as a result of issuing long-term debt to refinance commercial paper which were not passed on to borrowers and due to competitive pressure. CFC lowered its long-term variable interest rates by 85 basis points and its line of credit interest rates by 100 basis points during the first nine months of the year. CFC was able to lower its interest rates due to the reduction to the rates on short-term funding as a result of reductions made by the federal reserve and due to a smaller loan loss provision as compared to the prior year. Interest rates are expected to remain stable through the remainder of the year. The adjusted gross margin percentage earned for fiscal year 2003 is not expected to be more than the 1.35% earned in the first nine months of the year. CFC’s goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. Thus, CFC does not try to maximize the adjusted gross margin it earns on its loans to members. As long as CFC meets its operating goal of a 1.12 adjusted TIER, CFC does not intend to pass the increase in its cost of funding on to its borrowers. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to gross margin and TIER.

Adjusted Leverage and Adjusted Debt to Equity Ratios

During the nine months ended February 28, 2003, CFC’s adjusted leverage and adjusted debt to equity ratios decreased. The adjusted leverage ratio decreased from 7.18 at May 31, 2002 to 6.57 at February 28, 2003. The adjusted debt to equity ratio decreased from 5.39 at May 31, 2002 to 4.93 at February 28, 2003. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments. CFC expects these ratios to decline during the fourth quarter of fiscal year 2003 as a result of the slower loan growth and increased retention of members’ equity.

Customer Choice

The problems faced in California, and more generally in energy markets, have caused states to take a more cautious approach to electric deregulation. At February 28, 2003, there were 17 states actively operating under customer choice laws. CFC had a total of 243 electric members (183 distribution, 21 power supply and 39 associate) and $4,806 million of loans to electric systems in these states. CFC believes that the distribution systems, which comprise the majority of CFC’s membership and loan exposure, will not be materially impacted by a move to customer choice. The distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore, the distribution systems will still be charging a fee or access tariff for the service of delivering power regardless of who supplies the power. The impact on power supply systems cannot be determined until final rules have been approved in each state and with the Federal Energy Regulatory Commission.

Loan Impairment

SFAS 114 requires CFC to measure impairment on loans by comparing the cash flow it would have received under the original loan terms versus the cash flow it expects to receive under the restructured loan terms. If the net present value of the future expected payments discounted at the original contract interest rate is less than the current balance of the loan receivable, the loan is impaired. In certain cases, the original contract rate on CFC’s loan is a variable rate and the interest rate or schedule of payments it will receive under the restructure agreement is fixed. In these cases, the cash flow that CFC would have received under the original loan, if there had been no problems, will change as CFC’s variable interest rates change, while there is no change to the cash flow CFC expects to receive under the restructure agreement. Thus when CFC’s variable interest rates increase, the calculated impairment will increase and when CFC’s variable interest rates decrease, the calculated impairment will decrease. The calculated impairment represents an opportunity cost, as it is a comparison of the yield that CFC would have earned on the original loan versus the expected yield on the restructured loan. CFC will have to adjust the specific reserve it holds for impaired loans based on changes to its variable interest rates, which could impact the balance of the loan loss allowance and the income statement through an increased provision for loan losses or as an increase to income through the recapture of amounts previously included in the provision for loan losses. CFC’s long-term variable and line of credit interest rates are currently at historic low levels, therefore CFC expects that these rates will increase in the near term. As CFC’s interest rates increase, its operating income and gross margin will increase giving it the financial flexibility to provide for additions to the loan loss allowance to cover increased loan impairments.

Deseret

On February 28, 2003, CFC reclassified the loans outstanding to Deseret totaling $536 million from restructured to performing. During the nine months ended February 28, 2003, Deseret made the required quarterly payments on June 30, 2002, September 30, 2002 and December 31, 2002 and CFC performed as required on its guarantee of Deseret’s lease obligation on July 2, 2002 and January 2, 2003. As of February 28, 2003, Deseret has made all the required quarterly payments under the 1996 restructure agreement and made excess cash flow payments totaling $124 million. As of February 28, 2003, CFC has no net write-off related to the Deseret loan. From January 1, 2001 to February 28, 2003, CFC accrued interest on the Deseret restructured loan at a rate of 7%. On February 28, 2003, when CFC reclassified Deseret’s restructured loan to performing, CFC reduced the accrual rate to 5%. Subsequent to the end of the quarter, on March 31, 2003, Deseret made the required $9 million quarterly minimum payment and an excess cash payment of $10 million for Deseret’s calendar year 2002. These payments will allow CFC to recognize an estimated $35 million of interest income during fiscal year 2003 and reduce the Deseret loan to an estimated balance of $527 million at May 31, 2003.

CoServ

On October 11, 2002, CoServ transferred partnership interests in certain real estate assets, limited partnership interests in certain real estate developments and the notes receivable from developers to entities controlled by CFC. On that date, CFC reduced the balance of the CoServ loan outstanding totaling $1,003 million by the fair value of the assets and cash received. CFC is accounting for the real estate assets and notes receivable as foreclosed assets. CFC’s controlled entities are attempting to sell all real estate assets and interests. CFC is accruing interest on the developer notes at the rates stated in the loan contract.

On December 13, 2002, CoServ emerged from bankruptcy and its electric and telecom plan of reorganization became effective. On that date, entities controlled by CFC received CoServ’s telecommunications assets. CFC reduced the balance of the CoServ loan outstanding totaling $652 million by $39 million, the fair value of the assets received less estimated costs to sell. CFC’s controlled entities are attempting to sell the telecommunications assets. CFC is accounting for the telecommunications assets as foreclosed assets.

CoServ made the first quarterly payment on March 31, 2003. These payments will continue for 35 years and total approximately $975 million. CFC will maintain the CoServ loan on non-accrual status in the near future. CFC may also be required to provide up to $200 million of additional senior secured capital expenditure loans to CoServ over the next 10 years. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC.

Credit Concentration

Total loans and guarantees outstanding to the ten largest borrowers at February 28, 2003 totaled $5,453 million and represented 25% of CFC’s total loans and guarantees outstanding, a decrease from $5,894 million representing 27% of total loans and guarantees at May 31, 2002. As described above, the loans and guarantees to two of the ten largest borrowers, CoServ and Deseret, are anticipated to decline during the remainder of fiscal year 2003. These borrowers along with the remaining eight borrowers are all expected to perform according to the terms of their loan agreements during the remainder of fiscal year 2003. CFC plans to strictly monitor the amount of loans extended to its largest borrowers to manage the credit concentration downward. No new loans are anticipated to the five largest telecommunications borrowers, which should result in a reduction to the balance of telecommunications loans in the ten largest borrowers at May 31, 2003.

Loan Loss Allowance

At this time it is difficult to estimate the total amount of loans that will be written off during fiscal year 2003. CFC believes that the current loan loss allowance of $566 million, which includes specific reserves of $171 million for impaired borrowers, and the provision, if any, for the remainder of fiscal year 2003 will be sufficient to allow the loan loss allowance to be adequate at May 31, 2003. CFC’s Board of Directors approved $9 million of loan write-offs in December 2002, which were fully reserved for in the specific reserve of the loan loss allowance.

Credit Ratings

In January 2002, Standard & Poor’s Corporation, Moody’s Investors Service and Fitch, Inc., downgraded CFC’s debt ratings by one tick and placed CFC’s long-term ratings on negative outlook. On October 28, 2002, Fitch, Inc. revised CFC’s ratings outlook from negative to stable. CFC met with each of the agencies to provide them with an update on its financial performance for the first and second quarters of fiscal year 2003. CFC has taken actions to reduce the level of commercial paper outstanding, increase equity retention, manage the adjusted debt to equity and adjusted leverage ratios and experienced positive performance in its loan portfolio. CFC believes that these actions represent significant progress toward meeting the expectations of the agencies.

SFAS 133 Accounting for Derivatives

On June 1, 2001, CFC implemented SFAS 133, Accounting for Derivative Instruments and Hedging Activities. At February 28, 2003, CFC had a derivative asset of $895 million, a derivative liability of $353 million and an accumulated other comprehensive loss of $64 million. During the nine months ended February 28, 2003, CFC was required to recognize income, representing the SFAS 133 forward value and amortization related to the transition adjustment and long-term debt valuation allowance, of $533 million. CFC’s total equity increased by $636 million during the first nine months of the year, $605 million of which was due to required SFAS 133 entries to record the increase in the forward value of interest rate exchange and cross currency interest rate exchange agreements. CFC enters into these exchange agreements as part of its risk management strategy. As interest rates and currency exchange rates in the capital markets increase or decrease, the fair value of these derivative instruments will change. As a result of implementing SFAS 133, CFC has experienced and anticipates continued increased volatility in reported net margin, other comprehensive income or loss and the total equity balance. CFC is neither a dealer nor trader of derivatives and intends to hold all derivatives through maturity. The adjustments made to record the forward value of derivatives on the balance sheet do not represent current cash flows, but rather an estimate of the net present value of all future cash settlements on derivatives based on the future expectation of interest rates through maturity of CFC’s derivatives.

Disaster Recovery

In fiscal year 2001, CFC developed and put in place a disaster recovery and business resumption plan. The plan includes the establishment of a duplicate of CFC’s information systems at an off-site facility. CFC’s production systems are replicated in real time to the recovery site. The plan also includes steps for each of CFC’s operating groups to conduct business with a view to minimizing disruption for customers. Recovery exercises are conducted twice annually with different teams to expand recovery experience among the staff. CFC contracts with an external vendor for the facilities to house the backup system as well as office space and related office equipment. CFC is currently studying the costs and benefits of creating its own facility to house the backup system versus contracting with a vendor.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion on page 46.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, CFC carried out an evaluation, under the supervision and with the participation of CFC’s management, including CFC’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CFC’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that CFC’s disclosure controls and procedures are effective. There were no significant changes in CFC’s internal controls or in any other factors that could significantly affect CFC’s internal controls, and there were no corrective actions taken with regard to any significant deficiencies or material weaknesses in CFC’s internal controls, subsequent to the date of the most recent evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by CFC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     A.     Exhibits.

99.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

     B.     Reports on Form 8-K.

Item 7 on February 7, 2003 — Filing of Underwriting Agreement and Global Certificates for the Floating Rate Collateral Trust Bonds due 2005, the 3.00% Collateral Trust Bonds due 2006, and the 3.875% Collateral Trust Bonds due 2008.

Item 7 on February 27, 2003 — Filing of Underwriting Agreement and Global Certificates for the 6.75% Subordinated Notes due 2043.

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

April 14, 2003

National Rural Utilities Cooperative Finance Corporation
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

I, Sheldon C. Petersen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Rural Utilities Cooperative Finance Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:               April 14, 2003

/s/ SHELDON C. PETERSEN Sheldon C. Petersen Chief Executive Officer

National Rural Utilities Cooperative Finance Corporation
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

I, Steven L. Lilly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Rural Utilities Cooperative Finance Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:               April 14, 2003

/s/ STEVEN L. LILLY Steven L. Lilly Chief Financial Officer