Form 10-K
period 2003-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2003-08-28
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2003

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-7102

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DISTRICT OF COLUMBIA
(State or other jurisdiction of incorporation or organization)

52-0891669
(I.R.S. Employer Identification Number)

2201 COOPERATIVE WAY, HERNDON, VA 20171
(Address of principal executive offices)
(Registrant's telecommunications number, including area code, is 703-709-6700)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on		exchange on
Title of each class	which listed	Title of each class	which listed
5.30% Collateral Trust Bonds, due 2003	NYSE	5.70% Collateral Trust Bonds, due 2010	NYSE
6.00% Collateral Trust Bonds, due 2004	NYSE	7.20% Collateral Trust Bonds, due 2015	NYSE
6.375% Collateral Trust Bonds, due 2004	NYSE	6.55% Collateral Trust Bonds, due 2018	NYSE
5.50% Collateral Trust Bonds, due 2005	NYSE	7.35% Collateral Trust Bonds, due 2026	NYSE
6.125% Collateral Trust Bonds, due 2005	NYSE	6.75% Subordinated Notes, due 2043	NYSE
6.65% Collateral Trust Bonds, due 2005	NYSE	7.375% Quarterly Income Capital Securities, due 2047	NYSE
7.30% Collateral Trust Bonds, due 2006	NYSE	7.625% Quarterly Income Capital Securities, due 2050	NYSE
6.20% Collateral Trust Bonds, due 2008	NYSE	7.40% Quarterly Income Capital Securities, due 2050	NYSE
5.75% Collateral Trust Bonds, due 2008	NYSE

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X .

The Registrant has no stock.

Part I
Item 1.	Business.

General

National Rural Utilities Cooperative Finance Corporation ("CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a dependable source of low cost capital and financial products and services. CFC provides its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC will also consider lending up to 100% of the loan requirements for those members electing not to borrow from RUS consistent with CFC's credit limitation policies. CFC is owned by and makes loans primarily to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides guarantees to its members for tax-exempt financings of pollution control facilities and other properties constructed or acquired by its members, debt in connection with certain leases and various other transactions. CFC is exempt from federal income taxes under the provisions of Internal Revenue Code section 501(c)(4). CFC's internet address is  www.nrucfc.org, where under "Investors," you can find copies of this annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, all of which CFC makes available as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. Other than as set forth herein, information posted on CFC's website is not incorporated by reference into this Form 10-K.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and affiliates. CFC is the sole source of funding for RTFC and manages the affairs of RTFC through a long-term management agreement. RTFC is a class E member of CFC. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements (see Note 1(b) to the combined financial statements). RTFC is headquartered with CFC in Herndon, VA. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code.

Except as indicated, financial information presented herein includes the consolidated results of CFC and certain entities created and controlled by CFC to hold foreclosed assets, presented with RTFC on a combined basis. CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates their financial results.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private cooperative association. NCSC provides lease financing related to its members and general financing to for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to members of CFC. NCSC also markets, through its sponsoring cooperative members, a consumer loan program for home improvements and an affinity credit card program. Both programs are currently funded by third parties. CFC is the sole source of funding for NCSC either through direct loans or through guarantees of NCSC debt. NCSC's membership consists of CFC and electric systems that are members of CFC or are eligible for such membership. NCSC is a class C member of CFC. As of May 31, 2003, NCSC had 332 members in 43 states and the District of Columbia. NCSC operates under a management agreement with CFC. It is headquartered with CFC in Herndon, VA and is a taxable corporation. As of June 1, 2003, CFC intends to consolidate financial results with NCSC. See Note 1(r) to the combined financial statements for further explanation.

There are two primary segments of CFC's business, rural electric lending and rural telecommunications lending. Lending to electric cooperatives is done through CFC and lending to telecommunications organizations is done through RTFC. In many cases, the consumer and commercial customers of the electric cooperatives are also the customers of the telecommunications organizations, as the service territories of the electric and telecommunications members overlap in many of the rural areas of the United States.

Members

CFC had 1,042 electric members as of May 31, 2003, including 898 utility members, most of which are consumer-owned cooperatives, 71 service members and 73 associate members. The utility members included 826 distribution systems and 72 generation and transmission ("power supply") systems operating in 49 states, the District of Columbia and one U.S. territory.

CFC currently has five classes of electric members:
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

RTFC had 513 telecommunications members as of May 31, 2003. Membership in RTFC is limited to commercial (for-profit) or cooperative (not-for-profit) telecommunications systems eligible to receive loans or other assistance from RUS, which are engaged (or plan to be engaged) in providing telecommunication services to ultimate users and affiliates of such corporations.

Set forth below is a table showing by state or U.S. territory the total number of CFC and RTFC members, the percentage of total loans and the percentage of total loans and guarantees outstanding at May 31, 2003.

	Number		Loan and		Number		Loan and
	of	Loan	Guarantee		of	Loan	Guarantee
	Members	%	%		Members	%	%
Alabama	30	1.51%	1.48%	Missouri	64	3.17%	3.48%
Alaska	29	1.60%	1.47%	Montana	39	1.12%	1.02%
American Samoa	1	0.01%	0.01%	Nebraska	40	0.07%	0.06%
Arizona	23	0.77%	0.92%	Nevada	6	0.47%	0.42%
Arkansas	29	2.67%	2.57%	New Hampshire	6	1.05%	1.10%
California	11	0.12%	0.11%	New Jersey	1	0.10%	0.09%
Colorado	40	4.91%	4.75%	New Mexico	25	0.21%	0.19%
Connecticut	2	1.03%	0.94%	New York	13	0.08%	0.08%
Delaware	2	0.08%	0.07%	North Carolina	45	4.76%	4.81%
District of Columbia	5	1.53%	4.16%	North Dakota	35	0.39%	0.35%
Florida	20	2.44%	2.82%	Ohio	42	1.95%	1.78%
Georgia	69	7.90%	7.20%	Oklahoma	51	2.45%	2.31%
Guam	1	0.00%	0.00%	Oregon	40	1.46%	1.45%
Hawaii	1	0.00%	0.00%	Pennsylvania	26	0.94%	0.97%
Idaho	17	0.87%	0.79%	South Carolina	38	2.75%	2.51%
Illinois	52	3.15%	2.90%	South Dakota	48	0.80%	0.73%
Indiana	52	1.68%	2.04%	Tennessee	29	0.54%	0.49%
Iowa	121	5.73%	5.28%	Texas	112	17.76%	16.88%
Kansas	50	1.56%	1.57%	Utah	11	2.93%	3.01%
Kentucky	33	1.48%	2.02%	Vermont	8	0.33%	0.30%
Louisiana	18	1.46%	1.33%	Virgin Islands	1	3.20%	2.91%
Maine	6	0.21%	0.19%	Virginia	28	1.24%	1.15%
Maryland	2	0.53%	0.48%	Washington	18	0.45%	0.41%
Massachusetts	2	0.00%	0.00%	West Virginia	5	0.02%	0.02%
Michigan	26	1.42%	1.30%	Wisconsin	63	1.56%	1.43%
Minnesota	78	4.38%	4.47%	Wyoming	15	0.73%	0.72%
Mississippi	26	2.43%	2.46%	Total	1,555	100.00%	100.00%

Distribution Systems

Distribution systems are utilities engaged in retail sales of electricity to consumers in their service areas. Most distribution systems have all-requirements power purchase contracts with their power supply systems, which are owned and controlled by the member distribution systems. The wholesale power contracts between the distribution systems and the power supply systems provide for rate adjustments to cover the costs of supplying power, although in certain cases such adjustments must be approved by regulatory agencies. Wholesale power for resale also comes from other sources, including power supply system contracts with government agencies, investor-owned utilities and other entities, and in rare cases, the distribution system's own generating facilities.

Wholesale power supply contracts ordinarily guarantee neither an uninterrupted supply nor a constant cost of power. Contracts with RUS-financed power supply systems (which generally require the distribution system to purchase all its power requirements from the power supply system) provide for rate increases to pass along increases in sellers' costs. The wholesale power contracts permit the power supply system, subject to approval by RUS and, in certain circumstances, regulatory agencies, to establish rates to its members so as to produce revenues sufficient, with revenues from all other sources, to meet the costs of operation and maintenance (including replacements, insurance, taxes and administrative and general overhead expenses) of all generating, transmission and related facilities, to pay the cost of any power and energy purchased for resale, to pay the costs of generation and transmission, to make all payments on account of all indebtedness and lease obligations of the power supply system and to provide for the establishment and maintenance of reasonable reserves. The board of directors of the power supply system may review the rates under the wholesale power contracts at least annually.

Power contracts with investor-owned utilities and power supply systems which do not borrow from RUS generally have rates subject to regulation by the Federal Energy Regulatory Commission ("FERC"). Contracts with federal agencies generally permit rate changes by the selling agency (subject, in some cases, to federal regulatory approval).

Power Supply Systems

Power supply systems are utilities that purchase or generate electric power and provide it on a wholesale basis to distribution systems for delivery to the ultimate retail consumer. Of the 60 operating power supply systems financed in whole or in part by RUS or CFC at December 31, 2001 (the most recent year for which data is available), 59 were cooperatives owned directly or indirectly by groups of distribution systems and one was government owned. Of this number, 34 had generating capacity of at least 100 megawatts, and 10 had no generating capacity. The systems with no generating capacity generally operated transmission lines to supply certain distribution systems. Certain other power supply systems have been formed but do not yet own generating or transmission facilities.

At December 31, 2001, the 54 power supply systems that provide reports to CFC owned interests in 141 generating plants representing generating capacity of approximately 32,036 megawatts, or approximately 5.28% of the nation's estimated electric generating capacity, and served 570 RUS distribution system borrowers. Certain of the power supply systems which lease generating plants from others operate these facilities to produce their power requirements. Of the power supply systems' total generating capacity in place as of December 31, 2001, steam plants accounted for 83.6% (including nuclear capacity representing approximately 1.5% of such total generating capacity), internal combustion plants accounted for 13.7% and hydroelectric plants accounted for 1.3%.

Service Organizations and Associate Member Systems

Service organizations include the National Rural Electric Cooperative Association ("NRECA"), statewide and regional cooperative associations, and NCSC. NRECA represents cooperatives nationally. The statewide cooperative associations represent the cooperatives within a state.

Associate members include organizations that are owned, controlled or operated by, or provide significant benefit to, Class A, B or C members and that provide non-electric services primarily for the benefit of ultimate consumers.

Telecommunications Systems

Telecommunications systems include not-for-profit cooperative organizations and for-profit commercial organizations that primarily provide local exchange and access telecommunications services to rural areas.

Independent rural telecommunications companies provide service throughout America's rural areas. These companies, which number approximately 1,300, are called independent because they are not affiliated with the regional bell operating companies ("RBOCs"). Included in the total are approximately 250 not-for-profit cooperative telecommunications companies. The majority of these independent rural telecommunications companies are family-owned or privately-held commercial companies. However, approximately 20 of these commercial companies are publicly traded or issue bonds in the marketplace.

Rural telecommunications companies (including all local exchange carriers ("LECs") other than RBOCs and Sprint) comprise a relatively small sector of a local exchange telecommunications industry that provide service to nearly 175 million access lines. These rural companies range in size from fewer than 100 customers to more than 1,000,000. Rural telecommunications companies' annual operating revenues range from less than $100,000 to over $2 billion. In addition to basic local exchange and access telecommunications service, most independents offer other communications services including wireless telephone, cable television and internet access. Most rural telecommunications companies' networks incorporate digital switching, fiber optics and other advanced technologies.

Loan Programs

Set forth below is a table showing loans outstanding to borrowers at May 31, 2003, 2002 and 2001 and the weighted average interest rates thereon and loans committed but unadvanced to borrowers at May 31, 2003.

	Loans outstanding and weighted average interest rates						Unadvanced
(Dollar amounts in thousands)	thereon at May 31,						Commitments at
Long-term fixed rate secured loans (C):	2003 (A)		2002		2001		May 31, 2003 (B)
Electric systems	$9,484,490	5.64%	$7,848,861	6.32%	$6,088,076	6.85%	$-
Telecommunication systems	2,735,220	7.77%	2,694,945	7.90%	2,453,158	8.17%	-
Total long-term fixed rate secured loans	12,219,710	6.12%	10,543,806	6.72%	8,541,234	7.23%	-
Long-term variable rate secured loans (D):
Electric systems	3,211,434	3.36%	4,127,019	4.21%	5,096,467	7.05%	5,650,836
Telecommunication systems	1,965,390	5.30%	2,138,174	5.71%	2,481,257	7.69%	291,724
Total long-term variable rate secured loans	5,176,824	4.09%	6,265,193	4.72%	7,577,724	7.26%	5,942,560
Loans guaranteed by RUS:
Electric systems	266,857	4.71%	242,574	4.75%	182,134	6.31%	30,388
Intermediate-term secured loans:
Electric systems	14,525	3.63%	31,133	5.48%	55,325	7.08%	28,522
Intermediate-term unsecured loans:
Electric systems	50,843	3.65%	177,154	5.19%	276,785	7.24%	72,559
Telecommunication systems	18,642	5.45%	7,298	5.75%	13,836	7.50%	4,827
Total intermediate-term unsecured loans	69,485	4.13%	184,452	5.21%	290,621	7.25%	77,386
Line of credit loans (E):
Electric systems	884,146	3.57%	1,002,459	4.57%	1,193,795	7.35%	5,233,146
Telecommunication systems	223,388	5.60%	226,113	6.32%	377,148	8.12%	377,409
Total line of credit loans	1,107,534	3.98%	1,228,572	4.89%	1,570,943	7.53%	5,610,555
Nonperforming loans:
Electric systems	-	-	1,002,782	-	812	-	-
Telecommunication systems	-	-	8,546	-	-	-	-
Total nonperforming loans	-	-	1,011,328	-	812	-	-
Restructured loans (F):
Electric systems	629,406	-	540,051	6.92%	1,465,157	2.63%	-
Total loans	19,484,341	5.23%	20,047,109	5.61%	19,683,950	6.91%	11,689,411
Less: Allowance for loan losses (G):	(565,058)		(506,742)		(331,997)		-
Net loans	$18,919,283		$19,540,367		$19,351,953		$11,689,411
Total by member class:
Distribution	$11,410,592		$11,866,442		$11,444,999		$8,527,266
Power supply	2,701,094		2,624,039		2,308,384		2,321,125
Statewide and associate	430,015		481,552		605,168		167,059
Telecommunication systems	4,942,640		5,075,076		5,325,399		673,961
Total	$19,484,341		$20,047,109		$19,683,950		$11,689,411

________________________________________
(A)

The interest rates in effect at August 1, 2003 on loans to electric members were 5.35% for long-term loans with a seven-year fixed rate term, 2.80% on variable rate long-term loans and 3.05% on intermediate-term loans and lines of credit. The rates in effect at August 1, 2003 on loans to telecommunication systems were 6.20% for long-term loans with a seven-year fixed rate term, 4.65% on long-term variable rate loans, 4.90% on intermediate-term loans and lines of credit.

(B)

Unadvanced commitments include loans approved by CFC for which loan contracts have been approved and executed, but funds have not been advanced. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. As the interest rate on unadvanced commitments is not set, long-term unadvanced commitments have been classified in this chart as variable rate unadvanced commitments. However, once the loan contracts are executed and funds are advanced, the commitments could be at either a fixed or a variable rate.

(C)

Generally, under the terms of long-term fixed rate loans, members may select a fixed rate for periods that range from one to 35 years. Upon expiration of the interest rate term, the borrower may select another fixed rate term of one to 35 years (but not beyond maturity of the loan) or a variable rate. The borrower may also repay to CFC the principal then outstanding together with interest due thereon and other sums, if required. Includes $522 million and $395 million of unsecured loans at May 31, 2003 and 2002, respectively.

(D)	Includes $328 million and $266 million of unsecured loans and $396 million and $498 million of unsecured unadvanced commitments at May 31, 2003 and 2002, respectively.
(E)	Includes $331 million and $387 million of secured loans and $306 million and $251 million of secured unadvanced commitments at May 31, 2003 and 2002, respectively.
(F)	The rate on restructured loans represents the rate at which CFC was accruing interest on loans classified as restructured at May 31, 2003, 2002 and 2001.
(G)

CFC includes its guarantee exposures and loan exposures in the calculations of the loan loss allowance. Under the terms of the guarantee agreements, if CFC is required to advance funds, such amount becomes a loan receivable from the member whose obligation CFC guaranteed.

Total loans outstanding, by state or U.S. territory, are summarized below:

(Dollar amounts in thousands)	May 31,				May 31,
State/Territory	2003	2002	2001	State/Territory	2003	2002	2001
Alabama	$293,524	$263,670	$364,974	Montana	$218,378	$218,497	$220,234
Alaska	312,080	295,386	293,070	Nebraska	13,421	12,363	12,785
American Samoa	2,850	-	-	Nevada	90,817	93,399	94,958
Arizona	149,310	133,465	101,770	New Hampshire	204,835	229,569	243,973
Arkansas	520,305	517,218	531,224	New Jersey	19,415	9,293	8,724
California	23,497	18,042	86,783	New Mexico	40,061	38,519	38,063
Colorado	957,814	793,398	599,602	New York	16,640	16,885	19,808
Connecticut	200,000	201,896	44,421	North Carolina	927,217	963,335	972,887
Delaware	14,812	20,881	46,599	North Dakota	75,435	52,640	63,693
District of Columbia	298,272	335,410	432,122	Ohio	380,468	387,433	379,991
Florida	475,802	473,582	465,348	Oklahoma	476,736	521,388	460,758
Georgia	1,538,946	1,683,474	1,646,326	Oregon	285,024	279,818	262,721
Hawaii	-	233	812	Pennsylvania	182,996	159,157	150,203
Idaho	168,971	157,721	135,287	South Carolina	536,437	537,722	526,647
Illinois	613,838	683,718	607,305	South Dakota	156,218	162,881	165,015
Indiana	326,827	270,907	224,272	Tennessee	104,722	108,150	105,773
Iowa	1,117,138	1,167,938	1,201,570	Texas	3,461,097	4,081,770	3,859,623
Kansas	303,378	289,806	300,987	Utah	571,703	583,888	616,372
Kentucky	289,375	226,679	223,338	Vermont	63,604	40,851	42,019
Louisiana	283,669	261,570	247,395	Virgin Islands	623,037	615,599	587,849
Maine	40,047	43,780	43,568	Virginia	241,157	264,272	269,579
Maryland	102,886	130,094	132,746	Washington	87,893	87,190	91,436
Massachussetts	-	-	50	West Virginia	3,959	2,160	1,699
Michigan	277,150	298,981	306,469	Wisconsin	303,562	300,464	304,913
Minnesota	853,159	856,013	1,099,548	Wyoming	142,981	154,959	147,124
Mississippi	474,288	373,537	283,406	Total	$19,484,341	$20,047,109	$19,683,950
Missouri	618,590	627,508	618,111

CFC's loan portfolio is widely dispersed throughout the United States and its territories, including 48 states, the District of Columbia, American Samoa and the U.S. Virgin Islands. At May 31, 2003, 2002 and 2001, no state or territory had over 18%, 21% and 20%, respectively, of total loans outstanding.

Interest Rates on Loans

CFC's goal as a not-for-profit cooperatively-owned finance company is to set rates at levels that will provide its members with the lowest cost financing while maintaining sound financial results as required to obtain high credit ratings on its debt instruments. CFC sets its interest rates based on the cost of funding plus provisions for general and administrative expenses, the loan loss allowance and a reasonable net margin. Various discounts, which reduce the stated interest rates, are available to borrowers meeting certain criteria related to performance, volume and whether they borrow exclusively from CFC. See Note 2 to the combined financial statements for the weighted average interest rates earned on all loans outstanding during the fiscal years ended May 31, 2003, 2002 and 2001.

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

To be eligible for long-term loan advances, distribution systems must maintain an average modified debt service coverage ratio ("MDSC"), as defined in the loan agreement, of 1.35 or greater. The distribution systems must also be in good standing with CFC and their states of incorporation, supply evidence of proper corporate authority and deliver to CFC annual audited financial statements and an annual compliance certificate. Generally, the minimum eligibility requirements for power supply systems are an average times interest earned ratio ("TIER") and MDSC, as described in the loan agreement, of 1.0 or greater. CFC has in the past and may in the future make long-term loans to distribution and power supply systems that do not meet the minimum lending criteria. During the five years ended May 31, 2003, 3.89% of the dollar amount of long-term loans approved was to borrowers that did not meet the minimum lending criteria.

Line of Credit Loans

Line of credit loans may be advanced only at a variable interest rate. The line of credit variable interest rate is set on the first business day of each month. The principal amount of line of credit loans with maturities of greater than one year generally must be paid down to a zero outstanding balance for five consecutive days during each year.

To be eligible for a line of credit loan, distribution and power supply borrowers must be in good standing with CFC and demonstrate their ability to repay the loan.

Telecommunications Loan Programs
The following table summarizes CFC's telecommunications loan portfolio as of May 31, 2003, 2002 and 2001:

(Dollar amounts in thousands)	2003		2002		2001
Rural local exchange carriers	$3,825,877	77%	$3,811,897	75%	$3,846,625	72%
Wireless providers	334,638	7%	357,292	7%	478,664	9%
Long distance carriers	324,066	7%	373,809	8%	422,247	8%
Fiber optic network providers	190,768	4%	211,245	4%	216,734	4%
Cable television providers	184,824	4%	194,806	4%	212,348	4%
Competitive local exchange carriers	64,492	1%	105,307	2%	105,310	2%
Other	17,975	-	20,720	-	43,471	1%
Total	$4,942,640	100%	$5,075,076	100%	$5,325,399	100%

CFC's telecommunications loan portfolio is heavily concentrated in the rural local exchange carrier ("RLEC") segment of the telecommunications market. The two barriers to entry for potential competitors are the low population density of the RLEC service territories and the high quality of service the customers receive from the incumbent RLECs. These services are generally delivered over networks that include fiber optic cable and digital switching.

The businesses to which the remaining telecommunications loans have been made are generally supporting the operations of the RLECs and are owned, operated or controlled by RLECs. Many such loans are supported by payment guarantees from the sponsoring RLECs, particularly loans to personal communications service providers and competitive LECs.

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

CFC also provides line of credit loans to telecommunications systems for periods of up to five years. These line of credit loans are typically in the form of a revolving line of credit, which generally requires the borrower to pay off the balance for five consecutive business days at least once during each 12-month period. These line of credit loans may be provided on a secured or unsecured basis and are designed primarily to assist borrowers with liquidity and cash management.

Interim financing line of credit loans are also made available to CFC telecommunications members that have an RUS and/or Rural Telephone Bank ("RTB") loan application pending and have received approval from RUS to obtain interim financing. These loans are for terms up to 24 months and the borrower must repay the CFC loan with advances from the RUS/RTB long-term loans.

RUS Guaranteed Loans for Rural Electric Systems
The level of authority for RUS loan guarantees for the fiscal year ending September 30, 2003 is $2.7 billion. The expected level for fiscal year 2004 is $2.1 billion. CFC may participate as an eligible lender in the RUS loan guarantee program under the terms and conditions of a master loan guarantee and servicing agreement between RUS and CFC. Under this agreement, CFC may make long-term secured loans to eligible members for periods of up to 35 years, at fixed or variable rates established by CFC. RUS guarantees the principal and interest payments on the notes evidencing such loans. The guarantees are uncontestable except for fraud or misrepresentation which the holder had actual knowledge of at the time it became a holder. At May 31, 2003, CFC had $224 million of loans outstanding under this program. In addition, at May 31, 2003, CFC was holding certificates totaling $43 million representing interests in trusts holding RUS guaranteed loans.

Conversion of Loans

A borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee. A borrower may convert a fixed rate to another fixed rate or a variable rate at any time, subject to a fee in most instances. Intermediate-term loans and line of credit loans do not offer conversion options. The fee on the conversion of a fixed interest rate to a variable interest rate ranges from 25 to 50 basis points of the outstanding loan amount plus a make whole premium, if applicable per current loan policies.

Prepayment of Loans

Borrowers may prepay long-term loans at any time, subject to the payment of a prepayment fee of 33 to 50 basis points and a make-whole premium, if applicable. Line of credit loans may be prepaid at any time without a premium.

Guarantee Programs

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.
The following chart provides a breakout of guarantees outstanding by type.

	May 31,
(Dollar amounts in thousands)	2003	2002	2001
Long-term tax-exempt bonds	$899,420	$940,990	$979,725
Debt portions of leveraged lease transactions	34,105	41,064	103,794
Indemnifications of tax benefit transfers	184,605	208,637	232,930
Letters of credit	314,114	310,926	370,592
Other guarantees	471,312	554,768	530,517
Total	$1,903,556	$2,056,385	$2,217,559

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

Certain guaranteed long-term debt bears interest at variable rates which are adjusted at intervals of one to 270 days, weekly, each five weeks or semi-annually to a level expected to permit their resale or auction at par. At the option of the member on whose behalf it is issued, and provided funding sources are available, rates on such debt may be fixed until maturity. Holders have the right to tender the debt for purchase at par at the time rates are reset when the debt bears interest at a variable rate and CFC has committed to purchase debt so tendered if it cannot otherwise be remarketed. If CFC held the securities, the cooperative would pay interest to CFC at its intermediate-term loan rate. Since the inception of the program in the mid-1980s, all bonds have been successfully remarketed and thus, CFC has not been required to purchase any bonds.

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

Other Guarantees

CFC may provide other guarantees as requested by its members. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. Included in other guarantees at May 31, 2003, 2002 and 2001 was $284 million, $334 million and $318 million, respectively, of commercial paper issued by NCSC.

Members' interest expense for the year ended May 31, 2003 on debt obligations guaranteed by CFC was approximately $28 million.

The following chart summarizes guarantees outstanding by member class at May 31, 2003, 2002 and 2001.

	Guarantees by Member Class
(Dollar amounts in thousands)	2003		2002		2001
Electric systems:
Distribution	$77,725	4%	$66,670	3%	$153,982	7%
Power supply	1,220,795	64%	1,304,367	64%	1,377,755	62%
Statewide and associate	600,036	32%	680,011	33%	685,822	31%
Subtotal electric systems	1,898,556	100%	2,051,048	100%	2,217,559	100%
Telecommunication systems	5,000	-	5,337	-	-	-
Total	$1,903,556	100%	$2,056,385	100%	$2,217,559	100%

Total guarantees outstanding by state and territory are summarized as follows:

	May 31,				May 31,
(Dollar amounts in thousands)	2003	2002	2001		2003	2002	2001
Alabama	$22,795	$25,945	$31,053	Missouri	$126,198	$138,755	$150,372
Alaska	3,320	3,240	3,240	New Hampshire	31,500	27,500	31,200
Arizona	47,250	47,425	53,577	North Carolina	100,950	100,265	99,400
Arkansas	29,703	35,688	41,485	North Dakota	-	338	-
Colorado	57,273	58,007	58,716	Ohio	1,000	-	65,000
District of Columbia	590,941	674,435	681,873	Oklahoma	16,760	23,154	31,447
Florida	128,264	137,944	147,057	Oregon	25,810	24,628	14,580
Idaho	850	850	850	Pennsylvania	24,229	23,428	11,772
Illinois	7,093	7,719	15,049	Tennessee	295	300	-
Indiana	109,047	121,264	118,205	Texas	149,217	145,935	147,696
Iowa	12,572	14,290	9,942	Utah	71,749	78,315	114,404
Kansas	33,100	34,300	42,500	Virginia	4,215	4,207	3,950
Kentucky	142,785	149,405	155,240	Wisconsin	1,439	1,475	1,511
Michigan	196	691	585	Wyoming	10,005	10,195	10,380
Minnesota	103,696	111,863	119,745	Total	$1,903,556	$2,056,385	$2,217,559
Mississippi	51,304	54,824	56,730

Disaster Recovery

CFC has had in place a disaster recovery and business continuity plan since May 2001. The plan includes a duplication of CFC's information systems at an off-site facility and a comprehensive business recovery plan. CFC's production data is replicated in real time to the recovery site. The plan also includes steps for each of CFC's operating groups to conduct business with a view to minimizing disruption for customers. Recovery exercises are conducted twice annually with different teams to expand recovery experience among the staff. CFC contracts with an external vendor for the facilities to house the backup systems as well as office space and related office equipment. CFC is currently studying the costs and benefits of creating its own facility to house the backup system versus contracting with a vendor.

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

Employees

At May 31, 2003, CFC had 222 employees, including engineering, financial and legal personnel, management specialists, credit analysts, accountants and support staff. CFC believes that its relations with its employees are good. At May 31, 2003, CFC was operating a telecommunications company it had received in a bankruptcy settlement. This company had a total of 177 additional employees consisting of senior management, marketing and sales support, engineers, technicians, IT support and customer service. The company is not unionized and it believes its relationship with its employees are good.

CFC Lending Competition

CFC competes with other lenders on price and the variety of options and additional services offered as well as its overall approach to and relationship with its member/owners.

According to annual financial data filed with CFC, the 808 reporting electric cooperative distribution and 51 reporting power supply systems had a total of $44 billion in long-term debt outstanding at December 31, 2002. RUS is the dominant lender to the electric cooperative industry with $25 billion or 62% of the total outstanding debt for the 859 systems reporting 2002 results to CFC. At December 31, 2002, CFC had a total of $14 billion of long-term exposure to its reporting distribution and power supply member systems, including $13 billion of long-term loans and $1 billion of guarantees. CFC's $14 billion long-term exposure represented 36% of the total long-term debt to these electric systems. The remaining $1 billion or 2% was borrowed from other sources. (Competition data is based on December 31, 2002 financial data filed with CFC by its members).

Under the insured loan program, RUS typically does not lend the full amount of debt requested by the cooperative, requiring the cooperative to seek supplemental lending from private capital sources. During fiscal year 2003, CFC was selected as the lender for 62% of the total supplemental lending requirement (not including amounts lent by FFB). The amount of funding proposed for RUS direct lending for fiscal year 2004 is $2.0 billion. The amount approved for the prior year was $1.3 billion. The amount proposed for RUS guaranteed loans for fiscal year 2004 is $2.1 billion. CFC and other lenders are not in competition with RUS, but rather compete for the supplemental lending requirement, as well as for the full lending requirement for those cooperatives that have decided not to borrow from RUS. CFC and other lenders also compete to fund projects in anticipation of long-term funding from RUS. Under the hardship program, RUS lends 100% of the amount. Under the guarantee program, RUS will guarantee the repayment of all principal and interest by the cooperative.

Legislation enacted in 1992 allows RUS electric borrowers to prepay their loans to RUS at a discount based on the government's cost of funds at the time of prepayment. If a borrower chooses to prepay its notes, it becomes ineligible for future RUS insured loans for a period of ten years, but remains eligible for RUS loan guarantees. During the year ended May 31, 2003, CFC was selected as lender for over 95% of the total lent to distribution systems for the repayment of their RUS debt. As of May 31, 2003, 233 borrowers had either fully prepaid or partially prepaid their RUS notes under these provisions. In total, CFC has lent $3.3 billion to distribution systems for the purpose of prepaying their RUS debt, representing 94% of the total note buyouts.

The competitive market for providing credit to the rural telecommunications industry is difficult to quantify, since many rural telecommunications companies are not RUS borrowers. At December 31, 2002, RUS had a total of $3.6 billion outstanding to telecommunications borrowers. The RTB, an instrumentality of the United States that provides supplemental financing to RUS borrowers and is managed by RUS, had a total of $818 million outstanding to telecommunications borrowers at December 31, 2002. CFC is not in direct competition with RUS or RTB, but rather competes with other lenders for additional supplemental lending and for the full lending requirement of the rural telecommunications companies that have decided not to borrow from RUS or RTB or for projects not eligible for RUS or RTB financing. CFC's competition includes regional banks, a government sponsored enterprise and insurance companies. At December 31, 2002, CFC had a total of $4.8 billion in long-term loans outstanding to telecommunications borrowers. At December 31, 2002, CFC is aware of only CoBank, ACB ("CoBank") (which at December 31, 2002 had a telecom portfolio of approximately $3.1 billion), as a lender with a telecommunications loan portfolio of similar size to CFC's and RUS/RTB's.

Member Regulation and Competition

Electric Systems

In 1992 Congress passed the Energy Policy Act effectively providing competition in the generation sector of the wholesale electric power industry. Subsequently in 1996, FERC issued orders 888 and 889. Order 888 provides for competitive wholesale power sales by requiring jurisdictional public utilities that own, control or operate transmission facilities to file non-discriminatory open access transmission tariffs that provide others with transmission service comparable to the service they provide themselves. The reciprocity provision associated with order 888 also provides comparable access to transmission facilities of non-jurisdictional utilities (including RUS borrowers and municipal and other publicly owned electric utilities) that use jurisdictional utilities' transmission systems. The order further provides for the recovery of stranded costs from departing wholesale customers with agreements dated prior to July 11, 1994. After that date, stranded costs must be agreed upon in the service agreement. Order 889 provides for a real-time electronic information system referred to as the Open Access Same-Time Information System. It also establishes standards of conduct to ensure that transmission owners and their affiliates do not have an unfair competitive advantage by using transmission to sell power.

Section 211 of the Federal Power Act as amended by the Energy Policy Act of 1992 classifies any cooperative with significant transmission assets as a "transmitting utility" for purposes of this section. Under the provisions of this act, FERC has the authority to order such cooperatives to provide open access for unaffiliated entities. This provision also authorizes FERC to require investor-owned and other utilities to provide the same open access transmission for the benefit of cooperatives. Electric cooperatives have strongly supported section 211 for this reason. Under the Federal Power Act, a cooperative that pays off its RUS debt may be treated as a jurisdictional public utility subject to FERC regulation if it provides transmission service in interstate commerce, or provides sales for resale in interstate commerce.

The trend toward retail electric competition has appreciably slowed. At May 31, 2003, 17 states were active in the process of moving toward customer choice. In these states, customer choice was either currently available to all or some customers or will soon be available. Those states are Arizona, Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, and Virginia. Of the remaining states, 27 states were not actively pursuing restructuring, five states have delayed the restructuring process or the implementation of customer choice, and one state has suspended customer choice.

In the 17 states that were active in customer choice, CFC had a total of 244 electric members (183 distribution, 22 power supply and 39 associate) and $4,731 million of loans to electric systems in these states. In New York, where CFC has five electric members and $9 million of loans, cooperatives are not required to file competition plans with the state utility commission. CFC continues to believe that the distribution systems, which comprise the majority of CFC's membership and loan exposure, will not be materially impacted by a move to customer choice. The experience to date has been that, even in those states where customers have a choice of alternative energy suppliers, very few customers have switched from the traditional supplier.

In addition, in five of the 17 states actively operating under customer choice laws, co-ops have a choice whether to "opt in" to competition or retain a monopoly position with respect to energy sales. Those states are Illinois, New Jersey, Ohio, Oregon, and Texas. As of May 31, 2003, CFC had loans outstanding in the amount of $3,682 million in those states. Furthermore, even if customers choose to purchase energy from an alternative supplier, the distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore the distribution systems will still be charging a fee or access tariff for the service of delivering power regardless of who supplies the power.

The impact on power supply systems cannot be determined until final rules have been approved in each state with regard to stranded cost recovery.

While customer choice laws have been passed in the above states, there are many factors that may delay or influence the choices that customers have available to them and the timing of competition for cooperatives. One such factor will be the level of fees that systems will be allowed to charge other utilities for use of their transmission and distribution system. Other issues that may further delay competition include, but are not limited to, the following:

*	ability of cooperatives to "opt out" of the provisions of the customer choice laws in some states;
*	utilities in many states may still be regulated regarding rates on non-competitive services, such as distribution;
*	many states will still regulate the securities issued by utilities, including cooperatives;
*	FERC regulation of rates as well as terms and conditions of transmission service;
*	reconciling the differences between state laws, such that out-of-state utilities can compete with in-state utilities; and
*	the fact that few competitors have much interest in serving residential or rural customers.

In addition to customer choice laws, some state agencies regulate electric cooperatives with regard to rates and borrowing. There are 17 states that regulate the rates electric systems charge; of these states, three states have partial oversight authority over the cooperatives' rates, but not the specific authority to set rates, and seven states allow cooperatives the right to opt in or out of state regulation. There are 19 states that regulate electric systems regarding the issuance of long-term debt and there are two states that regulate the issuance of short-term debt. FERC also has jurisdiction to regulate rates, terms and conditions of service and securities by electric systems within its jurisdiction, which presently includes some cooperatives.

Telecommunications Systems

CFC member telecommunications systems are regulated at the state and federal levels. Most state regulatory bodies regulate local service rates, intrastate access rates and telecommunications company borrowing. The Federal Communications Commission ("FCC") regulates interstate access rates and the issuance of licenses required to operate certain types of telecom operations. Some member telecommunications systems have affiliated companies that are not regulated.

The Telecommunications Act of 1996 (the "Telecom Act") created a framework for competition and deregulation in the local telecommunications market. The Telecom Act had four basic goals: competition, universal service, deregulation and fostering advanced telecommunications and information technologies. The Telecom Act seeks to achieve competition by requiring all carriers to interconnect with all others and by requiring LECs to provide competitors with total service resale, number portability, dialing parity, access to rights-of-way, reciprocal compensation, co-location, and unbundled access. Congress included provisions in the Telecom Act granting RLECs an exemption from the above requirements.

In cities, telecommunications competition is occurring. Despite the shakeout in the competitive LEC segment, facility and non-facility based competitors exist that are focused primarily on the large business user market. The RBOCs were motivated to cooperate with competitors in order to win approval to enter the long distance market in their service territories. Now, the RBOCs have gained authority to provide long distance service in all of their local markets and are less inclined to cooperate with competitors. AT&T and MCI are using the unbundled network element platform to compete with the RBOCs for residential customers, offering packages of local and long distance service.

Rural markets have been the last to see broad based local telecommunications service competition. Rural telecommunications companies that border metropolitan areas are experiencing competition for their largest business customers. Increasingly, rural telecommunications providers are entering nearby towns and cities as competitive LECs, leveraging their existing infrastructure.

In addition to competition, the Telecom Act also mandated a new universal telecommunications service support mechanism and required that it be: (1) sufficient to ensure that rural customers receive reasonably comparable rates and services when compared to urban customers; and (2) portable, that is available to all eligible providers. Congress stated its intent that implicit subsidies presently contained in the access charges local telecommunications companies levy on long distance carriers be eliminated and be made explicit in the new universal service support mechanism. Rules adopted by the FCC in 2000 have provided adequate levels of universal service support. This has been essential for RLECs, as other Commission rulings have reduced access charges which are a key RLEC revenue source. Numerous wireless carriers have entered rural markets as competitors to the LEC. By obtaining competitive eligible telecommunications carrier ("CETC") status from state regulators (as provided for in the Telecom Act), these wireless carriers are able to receive universal service funds ("USF") based on the incumbent LEC's costs. This has led to great concern for the sustainability of the fund. USF's current funding base of interstate telecommunications revenues is shrinking as long distance minutes-of-use go down due to wireless and email substitution. Uncontrolled growth of the fund would make the assessment rate unacceptably high. All industry segments agree that changes need to be made to USF. However, they are not all agreed on what those changes should be.

While uncertainty exists regarding USF, CFC does not anticipate that any potential revenue losses resulting from these changes will result in material losses on loans outstanding to rural telecommunications companies.

Most RLECs are expanding their offerings to customers. Without cable as a competitor in most rural areas, RLECs are rolling out digital video, high-speed data, and local and long distance voice service. Where they can leverage their infrastructure, they are competing with RBOCs and cable companies in neighboring towns. RLECs have generally been very successful competitors in these situations.

Deregulation thus far has not had much effect on LECs. The FCC has promulgated a series of rules to implement the Telecom Act, and eliminated very few existing regulatory requirements.

Another aspect of the Telecom Act dealt with advanced telecommunications and information technologies. In the late 1990s there was the concern that there was a growing "digital divide" between various groups and areas within the country. Legislators sought to provide broadband connectivity to all Americans through programs which provide funding to connect schools and libraries to the internet. RUS has issued rules liberalizing its lending criteria to facilitate provision of advanced telecommunications and information services in rural areas. Congress also created an RUS broadband loan program in 2002 and authorized $1.4 billion in fiscal year 2003 lending authority. It is anticipated that RUS will play a significant role in financing infrastructure to help provide rural Americans with access to these services. Given the increased availability of government financing for rural broadband, it is unlikely that CFC or any other supplemental lender will be participating in this financing to any significant degree.

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

In 1949, the RE Act was amended to allow RUS to lend for the purpose of furnishing and improving rural telecommunications service. For fiscal year 2003, RUS has $495 million in lending authority for rural telephone systems and an additional $2,583 million for other telecommunications programs, including distance learning, broadband and local-to-local television.

The RE Act provides for RUS to make insured loans and to provide other forms of financial assistance to borrowers. RUS also provides financing at the Treasury rate. RUS is authorized to make direct loans, at below market rates, to systems which are eligible to borrow from it. RUS currently prices the majority of its insured loans to distribution systems based on a municipal government obligation index and prices hardship loans at a rate of 5%. RUS is also authorized to guarantee loans that have been used mainly to provide financing for construction of bulk power supply projects. Guaranteed loans bear interest at a rate agreed upon by the borrower and the lender (which generally has been the FFB). For telecommunications borrowers, RUS also provides financing through the RTB. The RTB is an instrumentality of the United States providing financing at rates reflecting its cost of capital and is managed by RUS. The RUS exercises financial and technical supervision over borrowers' operations. Its loans and guarantees are generally secured by a mortgage on substantially all of the system's property and revenues.

For the fiscal year ending September 30, 2004, both the House and Senate Appropriations Committees have approved RUS electric loan levels as follows: municipal rate loans of $1 billion, hardship loans of $240 million, treasury rate loans of $750 million, and loan guarantees of $2.1 billion. Electric funding levels for fiscal year 2003 were as follows: municipal rate loans of $100 million, hardship loans of $121 million, treasury rate loans of $1.1 billion, and loan guarantees of $2.7 billion.

Member Financial Data

Electric Systems

Distribution and power supply systems with long-term loans outstanding are required to submit to CFC annual financial information on Form 7 and Form 12 or FERC Form 1, respectively. The information presented on the Form 7, Form 12 and FERC Form 1 is more detailed information than is typically available in the audited financial statements. The following pages contain composite statements of revenues, expenses and patronage capital for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and the composite combined balance sheets at December 31, 2002, 2001, 2000, 1999 and 1998, based on the Form 7's, Form 12's and FERC Form 1's received from its members. As of August 18, 2003, CFC had received financial information from 808 distribution systems and 51 power supply systems.

While CFC had 826 distribution system members at May 31, 2003, 16 distribution systems were not required to report financial results on Form 7 because they did not have an outstanding balance of long-term loans at December 31, 2002 and two distribution systems did not file financial results on Form 7 with CFC.

Only 51 of the 72 total power supply systems reported December 31, 2002 financial results on Form 12 or FERC Form 1 to CFC. A total of 16 power supply systems did not report financial results because they did not have an outstanding balance of long-term loans at December 31, 2002. Two power supply systems merged with another and filed combined financial results on Form 12 or FERC Form 1. In addition, three power supply systems did not file financial results on Form 12 or FERC Form 1 with CFC.

Telecommunications Systems

On the following pages are tables providing composite statements of revenues and expenses from the telecommunications systems that were borrowers of CFC during the five years ended December 31, 2002. Members with long-term loans outstanding are generally required to submit annual data as of December 31 in the form of audited financial statements. As of August 18, 2003, CFC had received audited financial statements from 201 telecommunications systems.

Only 229 of the 513 telecommunications system members at May 31, 2003 had long-term loans outstanding and therefore were required to submit audited financial statements to CFC at December 31, 2002. A total of five telecommunications system members have not yet filed audited financial statements with CFC, 21 telecommunications system members submitted consolidated audited financial statements and one system was excluded due to the size of the system resulting in a significant weighting of the composite results, even though its loans from CFC represented only 4% of the total telecommunications portfolio. In addition, one system, representing less than 2% of the total telecommunications portfolio, was excluded due to its Chapter 11 bankruptcy filing. The borrower is current on all debt service payments due to CFC. CFC expects the borrower's financial statements to change significantly upon its emergence from bankruptcy.

NOTE: The financial information submitted to CFC is subject to year-end audit adjustments by reporting borrowers and does not, with minor exceptions, take into account current data for certain systems that are not active CFC borrowers. CFC takes no responsibility for the accuracy or completeness of the member data. CFC's independent auditors have not examined any information contained in this section, and the number and geographical dispersion of the systems have made impractical an independent investigation by CFC of the statistical information.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
AS REPORTED TO CFC BY MEMBER DISTRIBUTION SYSTEMS

The following are unaudited figures that are based
upon Form 7 submitted to
CFC by Member Distribution Systems

	Years ended December 31,
(Dollar amounts in thousands)	2002	2001	2000	1999	1998

Operating revenues and patronage capital	$22,856,370	$21,627,713	$20,419,019	$18,805,359	$18,284,021

Operating deductions:
Cost of power (1)	14,153,297	13,550,239	12,925,630	11,828,572	11,580,829
Distribution expense (operations)	992,617	899,310	856,378	792,249	728,565
Distribution expense (maintenance)	1,249,463	1,183,558	1,106,780	1,024,734	985,571
Administrative and general expense (2)	2,266,334	2,144,824	1,972,220	1,864,344	1,735,074
Depreciation and amortization expense	1,600,544	1,487,657	1,387,923	1,290,354	1,203,438
Taxes	269,587	252,592	241,219	230,238	241,010

Total	20,531,842	19,518,180	18,490,150	17,030,491	16,474,487

Utility operating margin	2,324,528	2,109,533	1,928,869	1,774,868	1,809,534
Non-operating margin	295,588	104,442	211,957	179,940	173,446
Power supply capital credits (3)	321,548	326,215	272,007	259,099	297,451

Total	2,941,664	2,540,190	2,412,833	2,213,907	2,280,431

Interest on long-term debt (4)	1,151,978	1,194,016	1,150,231	1,024,369	980,863
Other deductions	74,769	74,854	84,049	50,523	49,628

Total	1,226,747	1,268,870	1,234,280	1,074,892	1,030,491

Net margin and patronage capital	$1,714,917	$1,271,320	$1,178,553	$1,139,015	$1,249,940

TIER (5)	2.48	2.05	2.01	2.11	2.35
DSC (6)	2.16	1.94	2.08	2.15	2.32
MDSC (7)	1.98	1.88	1.99	2.03	2.25
Number of systems included	808	811	812	811	820
(1)	Includes cost of purchased power, power production and transmission expense.
(2)	Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses.
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
COMPOSITE COMBINED BALANCE SHEETS
AS REPORTED TO CFC BY MEMBER DISTRIBUTION SYSTEMS

The following are unaudited figures that are based
upon Form 7 submitted to
CFC by Member Distribution Systems

	At December 31,
(Dollar amounts in thousands)	2002	2001	2000	1999	1998
Assets and other debits:
Utility plant:
Utility plant in service	$51,732,230	$48,895,933	$45,985,367	$43,023,535	$40,387,723
Construction work in progress	1,350,707	1,442,108	1,438,002	1,262,537	1,129,147
Total utility plant	53,082,937	50,338,041	47,423,369	44,286,072	41,516,870
Less: Accumulated provision for
depreciation and amortization	14,841,818	14,044,637	13,083,103	12,225,421	11,409,118
Net utility plant	38,241,119	36,293,404	34,340,266	32,060,651	30,107,752
Investment in associated organizations (1)	4,442,660	4,225,723	4,002,393	3,790,623	3,665,208
Current and accrued assets	5,360,318	5,038,616	5,651,652	4,520,592	4,526,663
Other property and investments	1,240,403	1,076,731	1,019,348	703,585	644,353
Deferred debits	593,995	613,117	626,903	599,511	530,606
Total assets and other debits	$49,878,495	$47,247,591	$45,640,562	$41,674,962	$39,474,582

Liabilities and other credits:
Net worth:
Memberships	$114,001	$111,266	$140,663	$119,175	$112,391
Patronage capital and other equities (2)	20,459,062	19,642,036	18,538,088	17,542,625	16,710,886
Total net worth	20,573,063	19,753,302	18,678,751	17,661,800	16,823,277
Long-term debt (3)	23,345,933	21,943,560	21,326,555	19,308,152	18,343,340
Current and accrued liabilities	4,440,751	4,095,900	4,280,010	433,687	3,098,525
Deferred credits	974,414	952,642	892,001	3,429,173	884,595
Miscellaneous operating services	544,334	502,187	463,245	842,150	324,845
Total liabilities and other credits	$49,878,495	$47,247,591	$45,640,562	$41,674,962	$39,474,582

Equity percentage (4)	41.2%	41.8%	40.9%	42.5%	42.6%
Number of systems included	808	811	812	811	820
(1)	Includes investments in service organizations, power supply capital credits and investments in CFC.
(2)	Includes non-refundable donations or contributions in cash, services or property from states, municipalities, other government agencies, individuals and others for construction purposes.
(3)	Principally debt to RUS and CFC. Includes $10,501,697, $9,794,118, $9,717,546, $8,342,631, and $7,481,368 for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively, due to CFC.
(4)	Determined by dividing total net worth by total assets and other debits.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
AS REPORTED TO CFC BY MEMBER POWER SUPPLY SYSTEMS

The following are unaudited figures that are based
upon Form 12 or FERC Form 1 submitted to
CFC by Member Power Supply Systems

	Years ended December 31,
(Dollar amounts in thousands)	2002	2001	2000	1999	1998
Operating revenues and patronage capital	$11,555,059	$11,941,467	$11,431,737	$10,758,413	$10,901,138
Operating deductions:
Cost of power (1)	8,673,728	9,188,992	8,609,376	7,945,476	7,979,542
Distribution expense (operations)	22,848	22,319	21,375	23,634	17,499
Distribution expense (maintenance)	15,733	15,907	14,333	14,908	12,524
Administrative and general expense (2)	461,984	439,032	433,616	414,362	406,441
Depreciation and amortization expense	977,930	917,165	936,059	904,826	914,270
Taxes (3)	21,493	26,877	82,297	68,681	69,095

Total	10,173,716	10,610,292	10,097,056	9,371,887	9,399,371

Utility operating margin	1,381,343	1,331,175	1,334,681	1,386,526	1,501,767
Non-operating margin	224,104	249,256	303,513	258,186	577,842
Power supply capital credits (4)	39,653	44,506	49,077	44,180	56,646

Total	1,645,100	1,624,937	1,687,271	1,688,892	2,136,255

Interest on long-term debt (5)	1,174,279	1,186,371	1,195,644	1,227,548	1,221,512
Other deductions	118,386	117,937	144,850	185,621	184,868

Total	1,292,665	1,304,308	1,340,494	1,413,169	1,406,380

Net margin and patronage capital	$352,435	$320,629	$346,777	$275,723	$729,875

TIER (6)	1.29	1.25	1.28	1.22	1.60
DSC (7)	0.97	0.99	1.16	1.15	1.45
Number of systems included	51	53	51	54	58
(1)	Includes cost of purchased power, power production and transmission expense.
(2)	Includes sales expenses and consumer accounts expense and consumer service and informational expense as well as other administrative and general expenses.
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

(5)

Interest on long-term debt is net of interest charged to construction. Allowance for funds used during construction has been included in non-operating margin. According to unpublished information interest charged to construction and allowance for funds used during construction for CFC power supply members in the years 1998-2002 were as follows:

		Allowance for Funds Used During
	Interest Charged to Construction	Construction	Total
2002	$25,479	$15,009	$40,488
2001	39,140	21,851	60,991
2000	20,245	24,736	44,981
1999	10,073	13,604	23,677
1998	9,947	13,133	23,080
(6)

The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margin and patronage capital to (y) interest on long-term debt (in each year including all interest charged at that time to construction). The TIER calculation for 1999 and 1998 includes the operating results of five systems, which failed to make debt service payments or are operating under a debt restructure agreement. The TIER calculation for 2000 and 2001 includes the operating results of one system and four systems, respectively, that did not borrow from CFC at that time. The TIER calculation for 2002 includes the operating results of 11 systems that do not currently borrow from CFC. Without these systems, the composite TIER would have been 1.29, 1.22, 1.29, 1.24 and 1.27 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

(7)

The ratio of (x) net margin and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations (including all interest charged to construction). The DSC calculation for 1999 and 1998 includes the operating results of five systems which failed to make debt service payments or are operating under a debt restructure agreement. The DSC calculation for 2000 and 2001 includes the operating results of one system and four systems, respectively, that did not borrow from CFC at that time. The DSC calculation for 2002 includes the operating results of 11 systems that do not currently borrow from CFC. Without these systems, the composite DSC would have been 1.14, 0.98, 1.19, 1.23 and 1.28 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE COMBINED BALANCE SHEETS
AS REPORTED TO CFC BY MEMBER POWER SUPPLY SYSTEMS

The following are unaudited figures that are based
upon Form 12 or FERC Form 1 submitted to
CFC by Member Power Supply Systems

	At December 31,
(Dollar amounts in thousands)	2002	2001	2000	1999	1998
Assets and other debits:
Utility plant:
Utility plant in service	$35,116,374	$32,687,748	$31,970,487	$31,140,658	$31,141,532
Construction work in progress	1,962,399	1,813,833	1,571,954	1,151,859	1,041,760
Total utility plant	37,078,773	34,501,581	33,542,441	32,292,517	32,183,292

Less: Accumulated provision for
depreciation and amortization	15,929,240	14,208,592	13,867,937	13,230,060	13,059,537

Net utility plant	21,149,533	20,292,989	19,674,504	19,062,457	19,123,755
Investments in associated
organizations (1)	1,379,768	1,313,453	1,360,671	1,173,026	1,132,157
Current and accrued assets	4,214,557	4,120,224	4,067,827	3,904,535	3,740,302
Other property and investments	1,639,204	1,722,999	1,540,147	1,511,145	1,691,932
Deferred debits	2,102,269	2,113,357	3,027,612	3,251,458	3,400,876

Total assets and other debits	$30,485,331	$29,563,022	$29,670,761	$28,902,621	$29,089,022

Liabilities and other credits:
Net worth:
Memberships	$49,133	$49,129	$49,106	$49,131	$263
Patronage capital and other equities (2)	3,942,442	3,575,050	3,498,360	3,175,374	(52,606)
Total net worth	3,991,575	3,624,179	3,547,466	3,224,505	(52,343)
Long-term debt (3)	20,159,824	19,935,286	19,051,276	19,591,883	23,389,067
Current and accrued liabilities	3,070,276	2,878,459	3,186,042	2,328,504	1,877,320
Deferred credits	1,556,459	1,509,021	1,565,294	1,338,343	1,296,308
Miscellaneous operating reserves	1,707,197	1,616,077	2,320,683	2,419,386	2,578,670

Total liabilities and other credits	$30,485,331	$29,563,022	$29,670,761	$28,902,621	$29,089,022
Number of systems included	51	53	51	54	58
(1)	Includes investments in service organizations, power supply capital credits and investments in CFC.
(2)	The large increase in 1999 was due to the elimination of Cajun Electric Power Cooperative, which was liquidated after filing for bankruptcy. CFC had no credit exposure to Cajun.
(3)

Principally debt to RUS or debt guaranteed by RUS and loaned by FFB and includes $1,979,107, $2,048,767, $1,905,614, $1,761,847 and $1,652,943 as of December 31, 2002, 2001, 2000, 1999 and 1998, respectively, due to CFC.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE STATEMENTS OF REVENUES AND EXPENSES
AS REPORTED TO CFC BY TELECOMMUNICATIONS SYSTEMS

The following are unaudited figures that are based
upon financial statements submitted to
CFC by Member Telecommunications Systems

	Years ended December 31,
(Dollar amounts in thousands)	2002 (4) (5)	2001 (4)	2000 (3)	1999 (3)	1998
Operating revenues	$4,765,679	$4,503,614	$4,879,808	$3,908,496	$2,535,461
Operating expenses (1)	3,364,102	3,030,570	3,509,779	3,003,530	1,846,215
Net income before interest,
depreciation and taxes	1,401,577	1,473,044	1,370,029	904,966	689,246
Interest on long-term debt	477,587	568,829	430,825	221,103	140,436
Net income before depreciation and taxes	923,990	904,215	939,204	683,863	548,810
Depreciation and amortization expenses	719,204	797,665	675,757	410,805	279,277
Net income before taxes	204,786	106,550	263,447	273,058	269,533
Taxes	93,797	91,420	140,378	89,030	71,326
Net income	$110,989	$15,130	$123,069	$184,028	$198,207

DSC (2)	1.43	1.59	1.79	2.30	2.14
Number of systems included	201	208	226	191	169
(1)	Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses.
(2)

Debt service coverage ratio is the ratio of (x) net margin plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations. During calendar year 2000, CFC closed two large loans to start-up companies for the purpose of acquiring local exchange properties from GTE (now Verizon). Due to significant expenses related to start-up and the transition of these operations, for the years ending 2002, 2001 and 2000 there were substantial transition related expenses reported by these two companies. These expenses were expected when the transactions were underwritten and are typical of such acquisition companies during their start-up mode. Excluding these two borrowers, the composite DSC was 1.71, 1.80 and 2.06 for the years ended December 31, 2002, 2001 and 2000, respectively.

(3)

For the years ended December 31, 2000 and 1999, some telecommunications members were acquired by Alltel Corporation, and CFC agreed to accept Alltel Corporation's financial statements rather than those of the acquired operating companies. Given Alltel Corporation's size, it is not included in the composite statistics.

(4)

During the year ended December 31, 2001, Citizens Communications Company became a telecommunications borrower. The December 31, 2002 and 2001 financial results for Citizens have been excluded from the information above because CFC believes that their inclusion would unduly skew these statistics. Loans to Citizens represent only 4% of the total telecommunications loan portfolio. Citizens' long-term debt has been rated Baa2 by Moody's Investors Service, BBB by Standard & Poor's Corporation and BBB by Fitch Ratings. For calendar year 2002, Citizens reported revenues of $2,669 million and a net loss of $683 million. The net loss was the result of a one-time $1,074 million impairment charge under SFAS 144. Citizens' debt service coverage ratio including and excluding this non-cash charge was 0.57 and 1.70, respectively. Had Citizens been included in the composite data above, the composite debt service coverage ratio would have been 0.99, including the non-cash impairment charge.

(5)

During the year ended December 31, 2002, two of CFC's large telecommunications borrowers recorded impairments to goodwill as a result of new accounting standards. These non-cash charges, which total $140.3 million are reflected in the 2002 composite DSC calculation. Exclusion of these charges would result in a composite DSC of 1.59. In addition, one of CFC's telecommunications borrowers, representing less than 2% of all telecommunications loans outstanding, has been excluded from the 2002 composite figures due to its Chapter 11 bankruptcy filing. CFC is being kept current on its loans to this borrower throughout the bankruptcy and expects to recover all principal and the contract yield on its loans to this borrower, all of which are senior secured. CFC expects the borrowers' financial statements to change significantly upon its emergence from bankruptcy.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
COMPOSITE COMBINED BALANCE SHEETS
AS REPORTED TO CFC BY TELECOMMUNICATIONS SYSTEMS

The following are unaudited figures that are based
upon financial statements submitted to
CFC by Member Telecommunications Systems

	At December 31,
(Dollar amounts in thousands)	2002 (4) (5)	2001 (4)	2000 (3)	1999 (3)	1998
Assets and other debits:
Cash and cash equivalents	$655,500	$653,628	$639,882	$646,409	$401,507
Current assets	970,994	909,931	1,372,186	1,029,905	590,248
Plant, property and equipment	5,024,619	5,572,227	5,674,846	3,998,038	2,699,798
Other non-current assets	4,331,119	4,728,130	4,957,209	2,505,597	1,456,301
Total assets	$10,982,232	$11,863,916	$12,644,123	$8,179,949	$5,147,854
Liabilities and equity:
Current liabilities	$935,367	$945,181	$1,225,408	$898,080	$586,176
Affiliate debt	4,266	7,152	1,135	3,804	23,442
Long-term debt (1)	6,844,587	7,156,808	6,960,293	4,309,996	2,686,987
Other non-current liabilities	586,628	464,703	741,921	392,982	232,219
Equity	2,611,384	3,290,072	3,715,366	2,575,087	1,619,030
Total liabilities and equity	$10,982,232	$11,863,916	$12,644,123	$8,179,949	$5,147,854

Equity percentage (2)	24%	28%	29%	32%	32%
Number of systems included	201	208	226	191	169
(1)	Includes current maturities.
(2)

Determined by dividing total net worth by total assets and other debits. During calendar year 2000, CFC closed two large loans to start-up companies for the purpose of acquiring local exchange properties from GTE (now Verizon). Due to significant expenses related to start-up and the transition of these operations, for the years ending 2001 and 2000 there were substantial operating losses reported by these two companies, which had a negative impact on their reported equity. For the years ended December 31, 2002, 2001 and 2000, the equity percentage would have been 27%, 30% and 32%, respectively, if the data for these two borrowers were excluded.

(3)

For the years ended December 31, 2000 and 1999, some telecommunications members were acquired by Alltel Corporation, and CFC agreed to accept Alltel Corporation's financial statements rather than those of the acquired operating companies. Given Alltel Corporation's size, it is not included in the composite statistics.

(4)

During the year ended December 31, 2001, Citizens Communications Company became a telecommunications borrower. The December 31, 2002 and 2001 financial results for Citizens have been excluded from the information above because CFC believes that their inclusion would unduly skew these statistics. Loans to Citizens represent only 4% of the telecommunications loan portfolio. Citizens' long-term debt has been rated Baa2 by Moody's Investors Service, BBB by Standard & Poor's Corporation and BBB by Fitch Ratings. At December 31, 2002, Citizens had total assets of $8.1 billion and equity of $1.2 billion. Had Citizens been included in the composite combined balance sheet data above, the composite equity percentage would have been 20%.

(5)

One of CFC's telecommunications borrowers, representing less than 2% of all telecommunications loans outstanding, has been excluded from the 2002 composite figures due to its Chapter 11 bankruptcy filing. CFC is being kept current on its loans to this borrower throughout the bankruptcy and expects to recover all principal and the contract yield on its loans to this borrower, all of which are senior secured. CFC expects the borrowers' financial statements to change significantly upon its emergence from bankruptcy.

Item 2.	Properties.

CFC owns and operates a headquarters facility in Fairfax County, Virginia. This facility consists of two six-story office buildings and two separate parking garages situated on ten acres of land. CFC also owns an additional two acres of unimproved land.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.

Inapplicable.

Item 6.	Selected Financial Data.

The following is a summary of selected financial data for each of the five years ended May 31, 2003.

(Dollar amounts in thousands)	2003	2002	2001	2000	1999
For the year ended May 31:
Operating income	$1,070,875	$1,186,533	$1,388,295	$1,020,998	$792,052
Gross margin	140,028	300,695	270,456	159,674	127,943
Operating margin	15,153	63,834	132,766	115,333	76,439
Derivative cash settlements (A)	122,825	34,191	-	-	-
Derivative forward value (A)	757,212	41,878	-	-	-
Foreign currency adjustments (B)	(243,220)	(61,030)	-	-	-
Cumulative effect of change in
accounting principle (A)	-	28,383	-	-	-
Net margin	$651,970	$107,256	$132,766	$115,333	$76,439
Fixed charge coverage ratio (C)	1.70	1.09	1.12	1.13	1.12
Adjusted fixed charge coverage ratio (C)	1.17	1.12	1.12	1.13	1.12
As of May 31:
Assets	$20,974,288	$20,342,935	$19,998,842	$17,083,440	$13,925,252
Long-term debt (D)	16,000,744	14,855,550	11,376,412	10,595,596	6,891,122
Subordinated deferrable debt	650,000	600,000	550,000	400,000	400,000
Members' subordinated certificates	1,708,297	1,691,970	1,581,860	1,340,417	1,239,816
Members' equity (A)	454,376	392,056	393,899	341,217	296,481
Total equity	930,836	328,731	393,899	341,217	296,481
Guarantees	$1,903,556	$2,056,385	$2,217,559	$1,945,202	$1,893,197
Leverage ratio (E)	23.58	67.14	55.40	54.77	52.35
Adjusted leverage ratio (E)	6.63	7.18	7.72	8.10	7.10
Debt to equity ratio (E)	21.53	60.88	49.77	49.07	45.97
Adjusted debt to equity ratio (E)	4.96	5.40	6.05	6.46	5.52
(A)

Derivative cash settlements represent the net settlements due on interest rate and cross currency exchange agreements that do not qualify for hedge accounting for the years ended May 31, 2003 and 2002. In prior years this amount had been included in the cost of funds line on the combined statement of operations. The derivative forward value represents the present value of all future net settlements on agreements that do not qualify for hedge accounting based on the current estimate of future interest rates. The cumulative effect of change in accounting principle represents the forward value of interest rate and cross currency exchange agreements recorded as a transition adjustment upon adoption of SFAS 133. Members' equity represents total equity excluding foreign currency adjustments, derivative forward value, cumulative effect of change in accounting principle and accumulated other comprehensive income (see "Non-GAAP Financial Measures" in Management's Discussion and Analysis for further explanation of members' equity and a reconciliation to total equity).

(B)

Foreign currency adjustments represent the change on foreign denominated debt that is not related to a qualifying hedge under SFAS 133 during the period. The foreign denominated debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. CFC enters into foreign currency exchange agreements at the time of each foreign denominated debt issuance to lock in the exchange rate for all principal and interest payments required through maturity.

(C)

The fixed charge coverage ratio is the same calculation as CFC's Times Interest Earned Ratio ("TIER") and the adjusted fixed charge coverage ratio is the same calculation as adjusted TIER. See "Non-GAAP Financial Measures" in Management's Discussion and Analysis for further explanation and a reconciliation of the adjustments CFC makes to its TIER calculation to exclude the impact of SFAS 133 and foreign currency adjustments.

(D)

Includes commercial paper reclassified as long-term debt in the amount of $3,951 million, $3,706 million, $4,638 million, $5,493 million and $2,403 million at May 31, 2003, 2002, 2001, 2000 and 1999, respectively, and excludes $2,911 million, $2,883 million, $4,388 million, $3,040 million and $983 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2004, 2003, 2002, 2001 and 2000, respectively (see Note 4 to combined financial statements). Includes the long-term debt valuation allowance of $(1) million and $2 million and the foreign currency valuation account of $326 million and $(2) million at May 31, 2003 and 2002, respectively.

(E)	See "Non-GAAP Financial Measures" for further explanation of these calculations and a reconciliation of the adjustments CFC makes to its leverage and debt to equity ratio calculations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

*

Liquidity - CFC depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantees and repurchase agreements. At May 31, 2003, CFC had $1,986 million of commercial paper, daily liquidity fund and bank bid notes and $2,911 million of medium-term notes and collateral trust bonds scheduled to mature during the next twelve months, excluding $150 million of foreign currency valuation related to medium-term notes. There is no guarantee that CFC will be able to access the markets in the future. CFC's long-term debt ratings were downgraded by three of the major credit rating agencies in fiscal year 2002 and Moody's Investors Service has CFC's ratings on negative outlook. Further downgrades or other events that may deny or limit CFC's access to the capital markets could negatively impact its operations. CFC has no control over certain items that are considered by the credit rating agencies as part of their analysis for CFC, such as the overall outlook for the electric and telecommunications industries.

*

Restructured borrowers - Denton County Electric Cooperative, Inc. d/b/a CoServ Electric ("CoServ") has emerged from bankruptcy and the joint plans of liquidation and reorganization filed by CoServ and CFC are effective. However, the calculated impairment on the restructured loan would increase if CoServ were not able to perform as required by the joint plans of liquidation and reorganization.

*

Credit concentration - CFC lends only into the rural electric and telephone industries and is subject to risks associated with those industries. Credit concentration is one of the risk factors considered by the rating agencies in the evaluation of CFC's credit rating. CFC's credit concentration to its ten largest borrowers could increase from the current 25% of total loans and guarantees outstanding, if:

	*	it were to extend additional loans to the current ten largest borrowers,
	*	its total loans outstanding were to decrease, with a disproportionately large share of the decrease to borrowers not in the current ten largest, or
	*	it were to advance new loans in excess of $100 million to one of the next group of borrowers below the ten largest.

*

Loan loss allowance - Computation of the loan loss reserves is inherently based on subjective estimates. A loan write-off in excess of specific reserves for impaired borrowers or a large net loan write-off to a borrower that is currently performing would have a negative impact on the adequacy of the loan loss allowance and the net margin for the year due to an increased loan loss provision.

*

Adjusted leverage and adjusted debt to equity ratios - If CFC were to experience significant loan growth over the next few years, as it did from fiscal year 1998 through fiscal year 2001, the adjusted leverage and adjusted debt to equity ratios would increase. The equity retention policies are tied to the growth in loans as members purchase subordinated certificates with the advance of loans. However, the required subordinated certificate purchase is not sufficient to allow equity retention in the amount required to continue to lower the adjusted leverage and adjusted debt to equity ratios. The increased loan volume would result in an increased gross margin, which could result in an increased allocation to the members' equity reserve, but not in an amount required to reduce the adjusted leverage and adjusted debt to equity ratios. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to the leverage and debt to equity ratios.

*

Tax exemption - Legislation that removes the federal tax exemption for 501(c)(4) social welfare corporations would have a negative impact on CFC's net margins. CFC's continued exemption depends on CFC conducting its business in accordance with its exemption from the Internal Revenue Service.

23

*

Derivative accounting - The required accounting for derivative financial instruments has caused increased volatility in CFC's financial results. In addition, a standard market does not exist for CFC's derivative instruments, therefore the fair value of derivatives reported in CFC's financial statements is based on quotes obtained from CFC's counterparties. The market quotes provided by counterparties do not represent offers to trade at the quoted price.

*

Foreign currency - The required accounting for foreign denominated debt has caused increased volatility in CFC's financial results. CFC is required to adjust the value of the foreign denominated debt on its combined balance sheet at each reporting date based on the then current foreign exchange rate.

*

Rating triggers - There are rating triggers associated with $11,059 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. The rating triggers are based on CFC's senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. If the rating for either counterparty falls below the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $2,183 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $8,876 million. Based on the fair market value of its interest rate, cross currency and cross currency interest rate exchange agreements at May 31, 2003, CFC may be required to make a payment of up to $70 million if its senior unsecured ratings declined to Baa1 or BBB+ and up to $168 million if its senior unsecured ratings declined below Baa1 or BBB+. In calculating the required payments, CFC only considered agreements in which it would have been required to make a payment upon termination.

*

Calculated impairment - CFC calculates loan impairments per the requirements of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15 and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an Amendment of SFAS 114. This pronouncement states that the impairment is calculated based on a comparison of the present value of the expected future cash flows discounted at the original interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. The interest rate in the original loan agreements between CFC and CoServ is a blend of the CFC long-term fixed rate for various maturity periods, the CFC long-term variable and line of credit interest rate. CFC periodically adjusts the long-term variable and line of credit interest rates to reflect the cost of variable rate and short-term debt. Thus, the original contract rate (weighted average of interest rates on all of the original loans to CoServ), will change as CFC adjusts its long-term variable and line of credit interest rates. CFC's long-term variable and line of credit interest rates are currently at historic low levels. CFC's calculated impairment on the restructured loan to CoServ will increase as CFC's long-term variable and line of credit interest rates increase. Currently, an increase of 25 basis points to CFC's variable interest rates results in an increase of $13 million to the calculated impairment.

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

Overview

CFC was formed in 1969 by the rural electric cooperatives to provide them with a source of funds to supplement the financing provided by the Rural Utilities Service ("RUS"). CFC was organized as a cooperative in which each member (other than associate members) receives one vote. Under CFC's bylaws, the board of directors is composed of 22 individuals, 20 of whom must be either general managers or directors of member utility systems and 2 of whom are designated by the National Rural Electric Cooperative Association. CFC was granted tax-exempt status under Section 501(c)(4) of the Internal Revenue Code.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and affiliates. CFC is the sole lender to and manages the affairs of RTFC through a long-term management agreement. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements (see Note 1(b) to the combined financial statements). RTFC is a class E member of CFC. RTFC is headquartered with CFC in Herndon, VA and is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code. CFC is not a member of RTFC and does not elect directors to the RTFC board. As of May 31, 2003, CFC had committed to lend RTFC up to $10 billion of which $5 billion was currently outstanding.

Unless stated otherwise, references to CFC relate to the consolidation of CFC and certain entities created and controlled by CFC to hold foreclosed assets, presented with RTFC on a combined basis. CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates their financial results

CFC's primary objective as a cooperative is to provide its members with the lowest possible loan and guarantee rates while maintaining sound financial results required to obtain high credit ratings on its debt instruments. Therefore, CFC marks up its funding costs only to the extent necessary to cover its operating expenses, a provision for loan losses and to provide a margin sufficient to preserve interest coverage in light of CFC's financing objectives. To the extent members contribute to CFC's base capital by purchasing subordinated certificates carrying below-market interest rates, CFC can offer proportionally lower interest rates on its loans to members.

CFC obtains its funding from the capital markets and its membership. CFC enters the capital markets, based on the combined strength of its members, to borrow the funds required to fulfill the financing requirements of its members. On a regular basis, CFC obtains debt financing in the capital markets by issuing fixed rate or variable rate secured collateral trust bonds, subordinated deferrable debt and fixed rate or variable rate unsecured medium-term notes, commercial paper and enters into bank bid note agreements. In addition, CFC obtains debt financing from its membership and other qualified investors through the direct sale of its commercial paper and medium-term notes.

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

CFC is required by the cooperative laws under which it is incorporated to have a mechanism to allocate its net margin to its members. CFC allocates its net margin before the effects of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and foreign currency adjustments, except for derivative cash settlements, annually to an education fund, a members' capital reserve and to members based on each member's participation in loan programs during the year. The membership, loan and guarantee subordinated certificates along with the education fund, members' capital reserve and unretired allocated margins provide CFC's base capitalization.

CFC's performance is closely tied to the performance of its member rural electric and telecommunications systems due to the near 100% concentration of its loan and guarantee portfolio in those industries.

Change of Auditors in Fiscal Year 2002

On April 16, 2002, CFC engaged Ernst & Young LLP to perform the May 31, 2002 year end audit, replacing former auditor Arthur Andersen LLP. On June 15, 2002, Arthur Andersen LLP was convicted of federal obstruction of justice charges arising from the government's investigation of its role as auditors for Enron Corp. Arthur Andersen LLP personnel who were involved with the Enron account had no involvement with the audit of CFC's financial statements for the fiscal year ended May 31, 2001.

Securities and Exchange Commission ("SEC") rules require CFC to include or incorporate by reference three years of audited financial statements in any prospectus filed by the company. Until CFC's audited financial statements for the fiscal year ended May 31, 2004 become available, the SEC's current rules would require CFC to present audited financial statements for fiscal year 2001 audited by Arthur Andersen LLP.

Critical Accounting Policies

Allowance for Loan Losses

At May 31, 2003 and 2002, CFC had a loan loss allowance that totaled $565 million and $507 million, representing 2.90% and 2.53% of total loans outstanding and 2.64% and 2.29% of total loans and guarantees outstanding, respectively. Generally accepted accounting principles require loans receivable to be reported on the combined balance sheet at net realizable value. The net realizable value is the total principal amount of loans outstanding less an estimate of the expected losses inherent in the portfolio. CFC calculates its loss allowance on a quarterly basis. The loan loss analysis segments the portfolio into three categories: impaired, high risk and general portfolio. There are significant subjective assumptions and estimates used in calculating the amount of the loss allowance required by each of the three categories. Different assumptions and estimates could also be reasonable. Changes in these assumptions and estimates could have a material impact on CFC's financial statements.

Impaired Exposure

CFC calculates impairment on certain loans in accordance with SFAS 114 and SFAS 118. SFAS 114 states that a loan is impaired when a creditor does not expect to collect all principal and interest due under the original terms of the loan. CFC reviews its portfolio to identify impairments on a quarterly basis. Factors considered in determining an impairment include, but are not limited to: the review of borrower audited financial statements and interim financial statements if available, borrower payment history, communication with borrower, economic conditions in borrower service territory, pending legal action involving the borrower, restructure agreements between borrower and CFC, and estimates of the value of the borrower's assets that have been pledged as collateral to secure CFC loans. CFC calculates the impairment by comparing the future estimated cash flow, discounted at the original loan interest rate, against CFC's current investment in the receivable. If the current investment in the receivable is greater than the net present value of the future payments discounted at the original contractual interest rate, the impairment is equal to that difference. If it is not possible to estimate the future cash flow associated with a loan, then the impairment calculation is based on the value of the collateral pledged as security for the loan. At May 31, 2003 and 2002, CFC had a total of $164 million and $202 million reserved specifically against impaired exposure totaling $629 million and $1,631 million, respectively, representing 29.03% and 39.84% of the total loan loss allowance. The $164 million and $202 million specific reserves represented 26.07% and 12.39% of the total impaired exposure at May 31, 2003 and 2002, respectively. The balance of impaired exposure outstanding decreased at May 31, 2003 due to the reclassification of the Deseret exposure to the general portfolio and to the receipt of assets as part of the CoServ bankruptcy settlement. The calculated impairment at May 31, 2003 was lower than at May 31, 2002 as a result of the Deseret reclassification, the receipt of assets as part of the CoServ bankruptcy settlement and due to lower interest rates on CFC variable rate loans. The original contract rate on CFC's impaired loans at May 31, 2003 will vary with the changes in CFC's variable interest rates. Based on the current balance of impaired loans at May 31, 2003, a 25 basis point increase or decrease to CFC variable interest rates will result in an increase or decrease, respectively, of approximately $13 million to the calculated impairment.

In calculating the impairment on a loan, the estimate of the expected future cash flow is the key estimate made by management. In all cases, the estimate is based on restructure agreements, borrower projected cash flow and past payment history. Changes in the estimated future cash flow would impact the amount of the calculated impairment. The change in cash flow required to make the change in the calculated impairment material will be different for each borrower and depend on the period covered, the original contract interest rate and the amount of the loan outstanding. Estimates are not used to determine CFC's investment in the receivables or the discount rate since, in all cases, they are the loan balance outstanding at the reporting date and the original loan interest rate.

High Risk Exposure

Loan and guarantee exposures considered to be high risk represent exposure in which the borrower has had a history of late payments, the borrower's financial results do not satisfy loan financial covenants, the borrower has contacted CFC to discuss pending financial difficulties or for some other reason CFC believes that without increased monitoring and special action on its part, the borrower's financial results could deteriorate resulting in an elevated potential for loss. CFC's corporate credit committee is responsible for determining which loans should be classified as high risk and the level of reserve required for each borrower. The committee meets once a month and reviews all loan facilities with an internal risk rating above a certain level. Once it is determined that exposure to a borrower should be classified as high risk, the committee sets the required reserve level based on the facts and circumstances for each borrower, such as the borrower's financial condition, payment history, CFC's estimate of the collateral value, pending litigation, if any, and other factors. This is an objective and subjective exercise in which the committee uses the available information to make its best estimate as to the level of loss allowance required. At any reporting date the reserve required could vary significantly depending on the facts and circumstances, which could include, but are not limited to: changes in collateral value, if the borrower declares bankruptcy and other factors. The borrowers in the high risk category will generally either move to the impaired category or back to the general portfolio within a period of twelve months. At May 31, 2003 and 2002, CFC had allocated $87 million and $47 million of the loan loss allowance against the $871 million and $945 million of exposure classified as high risk, representing coverage of 9.99% and 4.97%, respectively. The $87 million and $47 million allocated to the high risk category represents 15.40% and 9.27%, respectively, of the total loan loss allowance at May 31, 2003 and 2002.

General Portfolio

In fiscal year 2003, CFC adopted a more objective methodology to determine the required loan loss allowance for the general portfolio as compared to a more subjective methodology used previously. CFC uses the following factors to determine the level of the loan loss allowance for the general portfolio category:

*

Internal risk ratings - CFC maintains risk ratings for each of its borrowers. CFC adopted the risk rating methodology in fiscal year 2002. The ratings are updated at least annually and are based on the following:

	*	General financial condition of the borrower.
	*	CFC's internal estimated value of the collateral securing its loans.
	*	CFC's internal evaluation of the borrower's management.
	*	CFC's internal evaluation of the borrower's competitive position within its service territory.
	*	CFC's estimate of potential impact of proposed regulation and litigation.
	*	Other factors specific to individual borrowers or classes of borrowers.
*

Standard corporate default table - The table provides expected default rates based on rating level and the remaining maturity of the bond. CFC uses the standard default table for all corporate bonds to assist in estimating its reserve levels.

*	Recovery rates - Estimated recovery rates based on historical experience of loan balance at the time of default compared to the total loss on the loan to date.

CFC aggregates the loans in the general portfolio by borrower type (distribution, generation, telecommunications and associate member) and by internal risk rating within borrower type. CFC correlates its internal risk ratings to the ratings used in the standard default table based on a comparison of CFC's rating on borrowers that have a rating from the agencies and based on a standard matching used by banks.

In addition to the general portfolio reserve requirement as calculated above, CFC maintains an additional reserve for borrowers with a total exposure in excess of 1.5% of the total CFC exposure. The additional reserve is based on the amount of exposure in excess of 1.5% of the CFC total exposure and the borrower's internal risk rating. At May 31, 2003, CFC had a reserve of $31 million based on the additional risk related to large exposures. At May 31, 2002, CFC considered the additional risk related to large exposures in determining the level of the general reserve, however, no specific dollar amount was identified as there was at May 31, 2003.

At May 31, 2003 and 2002, CFC had a total of $17,718 million and $17,307 million of loans and $1,903 million and $1,977 million of guarantees, respectively, in the general portfolio. This total does not include $267 million and $243 million of loans at May 31, 2003 and 2002, respectively, that have a US Government guarantee of all principal and interest payments. CFC does not maintain a loan loss reserve on loans that are guaranteed by the US Government. CFC allocated a total of $314 million (including the $31 million described above) and $258 million of the loan loss allowance to the general portfolio at May 31, 2003 and 2002, respectively, representing coverage of 1.60% and 1.34% of the total exposure.

The methodology used in fiscal year 2002 considered many of the factors listed above, however the process of evaluating those factors was not as formalized as in fiscal year 2003 after the final adoption of the internal risk rating process. Overall, CFC believes the methodology used in fiscal year 2003 to be enhanced and less subjective than the methodology used in fiscal year 2002.

In fiscal years 2003, 2002 and 2001, CFC made provisions to the loan loss reserve totaling $68 million, $199 million and $105 million, respectively. The important factors affecting the provision for each year are listed below:

*	Fiscal year 2003 provision of $68 million resulted from the following factors:
*

Impaired exposure decreased by $1,002 million and calculated impairment decreased by $38 million. Calculated impairment was impacted by decreases to CFC variable interest rates and reductions in total impaired exposure.

*

High risk exposure decreased by $74 million and the CFC credit committee determined, based on facts and circumstances at that time, that a 10% reserve was required on the high risk exposure compared to a 5% reserve in 2002 which results in a net increase of $40 million to the reserve allocated to the high risk category.

*

General portfolio exposure increased by $337 million and the new allowance methodology resulted in an increase to the reserve of $56 million representing 1.60% of total exposure versus 1.34% of total exposure in 2002.

	*	Net write-offs of $10 million during fiscal year 2003.

*	Fiscal year 2002 provision of $199 million resulted from the following factors:
*

Impaired exposure increased by $52 million and calculated impairments increased by $47 million. One impaired borrower defaulted on its restructure agreement and declared bankruptcy resulting in a higher calculated impairment as compared to fiscal year 2001.

*

High risk exposure increased by $405 million. At year end it was estimated that a reserve of 5.00% was required on high risk exposure resulting in an increase of $26 million compared to 3.98% for fiscal year 2001.

*

General portfolio exposure decreased by $316 million, however the reserve requirement based on the methodology in effect at that time required an increase to the general reserve of $102 million due to the downturn in the electric and telecommunications industries. The amount reserved against general portfolio exposure at May 31, 2002 represented 1.34% of exposure as compared to 0.79% of exposure at May 31, 2001.

	*	Net write-offs of $24 million during fiscal year 2002.
*	Fiscal year 2001 provision of $105 million resulted from the following factors:
	*	Increase to impaired exposure of $919 million resulting in an increase to the calculated impairment of $70 million.
	*	High risk exposure increased by $129 million resulting in an increase of $11 million to the required reserve.
*

General portfolio exposure increased by $2,138 million and the required reserve increased by $23 million. At May 31, 2001 the general reserve represented 0.79% of exposure as compared to 0.76% of exposure at May 31, 2000.

	*	Net write-offs of $1 million.

Senior management reviews and discusses the estimates and assumptions used in the allocation of the loan loss allowance to impaired loans, high risk loans and loans covered by the general portfolio, including high exposures related to single obligors, on a quarterly basis. Senior management discusses annual estimates with the board of directors and audit committee and reviews all loan loss related disclosures included in CFC's Form 10-Qs and Form 10-Ks filed with the SEC. Under current policy, CFC's board of directors is required to approve all loan write-offs.

Derivative Financial Instruments

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133. SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the combined balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the combined statement of operations or to be recorded as other comprehensive income, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. CFC adopted this statement on June 1, 2001. CFC is neither a dealer nor trader in derivative financial instruments. CFC uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate and foreign currency risk.

As a result of applying SFAS 133, CFC has recorded derivative assets of $1,160 million and $193 million, derivative liabilities of $355 million and $252 million, and a long-term debt valuation allowance that decreases long-term debt by $1 million and increases long-term debt by $2 million at May 31, 2003 and 2002, respectively. Accumulated other comprehensive losses related to derivatives from inception to date were $47 million and $73 million as of May 31, 2003 and 2002, respectively.

The impact of derivatives on CFC's combined statement of operations for the years ended May 31, 2003 and 2002 was a gain of $880 million and $104 million, respectively. The change in the forward value of derivatives for the years ended May 31, 2003 and 2002 were $757 million and $42 million which included amortization totaling $19 million and $21 million, respectively, related to the transition adjustment and long-term debt valuation allowance that was recorded when CFC implemented SFAS 133 on June 1, 2001. During the year ended May 31, 2002, CFC recorded a $28 million gain as a cumulative effect of change in accounting principle related to the fair value of derivatives on June 1, 2001, the date CFC adopted SFAS 133. In addition, $123 million and $34 million representing the net cash settlements received by CFC during the years ended May 31, 2003 and 2002, respectively, were recorded in the derivative cash settlements line item. These amounts relate to the interest rate and cross currency interest rate exchange agreements that do not qualify for hedge accounting under SFAS 133. These cash settlements were recorded in the cost of funds prior to fiscal year 2002, the year in which SFAS 133 was implemented.

CFC is required to determine the fair value of its derivative instruments. Because there is not an active secondary market for the types of derivative instruments it uses, CFC obtains market quotes from its dealer counterparties. The market quotes are based on the calculated net settlement for the period from the last payment date and the expected future cash flow based on estimated yield curves. CFC subtracts the accrued net settlement amount from the fair value quote, leaving the estimated forward value of the derivative. CFC records the accrual related to the net settlements in its derivative cash settlements line and records the forward value of the derivatives in the derivative forward value line for the majority of its derivatives or in the other comprehensive income account on the combined balance sheet for the derivatives that qualify for special hedge accounting. CFC is not making any material estimates in calculating the fair value of its derivatives. The counterparties are estimating future interest rates as part of the quotes they provide to CFC. CFC adjusts all derivatives to fair value on a quarterly basis. The fair value recorded by CFC will change as estimates of future interest rates change. CFC does not believe that volatility in the derivative forward value line on the combined statement of operations is material as it represents an estimated future value and not a cash impact for the current period.

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

CFC does not plan to adjust its practice of using the 30-day composite commercial paper or a LIBOR index as the receive portion of its interest rate exchange agreements. CFC sets the variable interest rates on its loans based on the cost of its short-term debt, which is comprised of long-term debt due within one year and commercial paper. CFC believes that it is properly hedging its gross margin on loans by using the 30-day composite commercial paper or LIBOR index, which is the rate that is most closely related to the rates it charges on its own commercial paper. While the correlation is not sufficient to meet the high standards set in SFAS 133, CFC believes that it is effectively managing interest rate risk.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 defines a variable interest entity as those that either have insufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or, as a group, its equity holders lack one or more characteristics of a controlling financial interest.

FIN 46 requires the consolidation of a variable interest entity by the party that is the primary beneficiary of the variable interest entity. An enterprise is considered a primary beneficiary if it absorbs a majority of the variable interest entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

CFC believes it is the primary beneficiary of two variable interest entities, RTFC and NCSC, as a result of its exposure to absorbing a majority of their expected losses. Neither company has been consolidated with CFC under GAAP prior to FIN 46 since CFC has no direct financial ownership interest in either company. However, CFC is the sole lender to and manages the affairs of RTFC and NCSC through long-term management agreements. Under a guarantee agreement with RTFC, CFC maintains a loan loss reserve for RTFC. RTFC's results of operations and financial condition are currently combined with those of CFC.

Effective June 1, 2003, CFC and NCSC entered into a guarantee agreement under which CFC will indemnify NCSC against losses on loans that are directly funded by loans from CFC. Accordingly, NCSC will reduce its loss allowance to a level appropriate for its consumer loan program exposure.

CFC intends to implement FIN 46 effective  June 1, 2003 and believes that such implementation will result in the consolidation of National Cooperative Services Corporation ("NCSC'") and RTFC. Through May 31, 2003, the results of RTFC have been combined with CFC's. See Note 1(r) to the combined financial statements for additional information on NCSC.

CFC anticipates that the impact of adopting FIN 46 effective June 1, 2003, based on NCSC and RTFC balances at May 31, 2003, will be the following: an increase in total assets of approximately $361 million, an increase in total liabilities of approximately $365 million, an increase in NCSC and RTFC members' equity (minority interest) of approximately $16 million and a decrease in total equity of approximately $20 million. The impact on net margin for the year ended May 31, 2004 is not expected to be material. At May 31, 2003, CFC is exposed to loss in its relationship with NCSC to the extent of its net investment (loans receivable and guarantees of NCSC debt obligations less NCSC's investment in CFC) totaling approximately $677 million. At May 31, 2003, there is no additional exposure to loss on the relationship with RTFC due to the fact that RTFC financial results are combined with CFC. At May 31, 2003, CFC had a net investment in RTFC totaling $4,368 million.

Non-GAAP Financial Measures

CFC makes certain adjustments to financial measures in assessing its financial performance that are not in accordance with generally accepted accounting principles ("GAAP"). These non-GAAP adjustments fall primarily into two categories: (1) adjustments to exclude the impact of SFAS 133 and foreign currency adjustments, and (2) adjustments related to the calculation of leverage and debt to equity ratios.

Adjustments to Exclude the Impacts of Derivatives and Foreign Currency Adjustments

CFC's primary performance measure is the Times Interest Earned Ratio ("TIER"). TIER is calculated by adding the cost of funds to net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds. The TIER is a measure of CFC's ability to cover interest expense requirements on its debt. CFC adjusts the TIER calculation to add the derivative cash settlements to the cost of funds and to remove the derivative forward value and foreign currency adjustments from net margin. Adding the cash settlements back to the cost of funds also has a corresponding effect on CFC's gross margin and operating margin. CFC makes these adjustments to its TIER calculation for the purpose of covenant compliance on its revolving credit agreements. CFC's goal is to maintain a minimum adjusted TIER of 1.10.

CFC's cost of funding is the primary factor used to set the interest rates on the loans to its members. CFC uses derivatives to manage interest rate and foreign currency exchange risk on its funding of the loan portfolio. The derivative cash settlements represent the amount that CFC receives from or pays to its counterparties based on the interest rate and foreign currency exchange indexes in its derivatives. CFC uses the adjusted cost of funding to set interest rates on loans to its members and believes that the cost of funds adjusted to include derivative cash settlements represents its total cost of funding for the period. CFC adjusts its cost of funds to include the derivative cash settlements for the purpose of covenant compliance on its revolving credit agreements. TIER calculated by adding the derivative cash settlements to the cost of funds reflects management's perspective on its operations and thus, CFC believes that it represents a useful financial measure for investors.

The derivative forward value and foreign currency adjustments do not represent cash inflow or outflow to CFC during the current period. The derivative forward value represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements for all periods through the maturity of its derivatives. Foreign currency adjustments represent the change in value of foreign denominated debt resulting from the change in foreign currency exchange rates during the current period. The derivative forward value and foreign currency adjustments do not represent cash inflows or outflows that affect CFC's current ability to cover its debt service obligations. The forward value calculation is based on future interest rate expectations that may change daily creating volatility in the estimated forward value. The change in foreign currency exchange rates adjusts the debt balance to the amount that would be due at the reporting date. At the issuance date, CFC enters into a foreign currency exchange agreement for all foreign denominated debt that effectively fixes the exchange rate for all interest and principal payments. For the purpose of making operating decisions, CFC subtracts the derivative forward value and foreign currency adjustments from its net margin when calculating TIER and for other net margin presentation purposes. The covenants in CFC's revolving credit agreements also exclude the effects of derivative forward value and foreign currency adjustments. In addition, since the derivative forward value and foreign currency adjustments do not represent current period cashflow, CFC does not allocate such funds to its members and thus excludes the derivative forward value and foreign currency adjustments from net margin when making certain presentations to its members and in calculating the amount of net margins to be allocated to its members. TIER calculated by excluding the derivative forward value and foreign currency adjustments from net margin reflects management's perspective on its operations and thus, CFC believes that it represents a useful financial measure for investors.

The implementation of SFAS 133 and foreign currency adjustments have also impacted CFC's total equity. The derivative forward value and foreign currency adjustments flow through the combined statement of operations as income or expense, increasing or decreasing the total net margin for the period. The total net margin or net loss for the period represents an increase or decrease, respectively, to total equity. As a result of implementing SFAS 133, CFC's total equity includes other comprehensive income, which represents estimated unrecognized gains and losses on derivatives. The other comprehensive income component of equity does not flow through the combined statement of operations. As stated above, the derivative forward value and foreign currency adjustments do not represent current cash inflow or outflow. The other comprehensive income is also an estimate of future gains and losses and as such does not represent earnings that CFC can use to fund its loan portfolio. Financial measures calculated with members' equity, which is total equity excluding the impact of SFAS 133 and foreign currency adjustments, reflect management's perspective on its operations and thus, CFC believes that it represents a useful measure of CFC's financial condition and total capitalization.

The following chart provides a reconciliation between cost of funds, gross margin, operating margin, and net margin and these financial measures adjusted to exclude the impact of SFAS 133 and foreign currency adjustments for the years ended May 31, 2003 and 2002. No adjustment for SFAS 133 and foreign currency adjustments is necessary for periods prior to CFC's implementation of SFAS 133 in fiscal year 2002.

	Year Ended May 31,
(Dollar amounts in thousands)	2003	2002
Cost of funds	$930,847	$885,838
Plus: Derivative cash settlements	(122,825)	(34,191)
Adjusted cost of funds	$808,022	$851,647

Gross margin	$140,028	$300,695
Plus: Derivative cash settlements	122,825	34,191
Adjusted gross margin	$262,853	$334,886

Operating margin	$15,153	$63,834
Plus: Derivative cash settlements	122,825	34,191
Adjusted operating margin	$137,978	$98,025

Net margin prior to cumulative
effect of change in accounting principle	$651,970	$78,873
Less: Derivative forward value	(757,212)	(41,878)
Foreign currency adjustments	243,220	61,030
Adjusted net margin	$137,978	$98,025

TIER using GAAP financial measures is calculated as follows:

Cost of funds + net margin prior to cumulative
TIER =	effect of change in accounting principle
Cost of funds

TIER adjusted to exclude the impact of SFAS 133 and foreign currency adjustments is calculated as follows:

Adjusted TIER =	Cost of funds + derivative cash settlements +
net margin prior to the cumulative effect of change in accounting principle - derivative forward value - foreign currency adjustments
Cost of funds + derivative cash settlements

The following chart provides the TIER and adjusted TIER for the years ended May 31, 2003 and 2002.

	Year Ended
	May 31,
	2003	2002
TIER	1.70	1.09
Adjusted TIER	1.17	1.12

Adjustments to the Calculation of Leverage and Debt to Equity

CFC calculates the leverage ratio by adding total liabilities to total guarantees and dividing by total equity. CFC calculates the debt to equity ratio by dividing total liabilities by total equity. CFC adjusts these ratios to subtract debt used to fund loans that are guaranteed by RUS, to subtract from total debt and add to total equity, debt with equity characteristics issued to its members and in the capital markets and to exclude the impact of SFAS 133 and foreign currency adjustments from its total liabilities and total equity. CFC also adjusts the debt to equity ratio to add the loan loss allowance to total equity.

CFC is an eligible lender under the RUS loan guarantee program. Loans issued under this program carry the US Government's guarantee of all interest and principal payments. Thus, CFC has little or no risk associated with the collection of principal and interest payments on these loans. Therefore, CFC believes that there is little or no risk related to the repayment of the liabilities used to fund RUS guaranteed loans and subtracts such liabilities from total liabilities for the purpose of calculating its leverage and debt to equity ratios. CFC adjusts its leverage ratio by subtracting liabilities used to fund RUS guaranteed loans from total liabilities for the purpose of covenant compliance on its revolving credit agreements. The leverage and debt to equity ratios adjusted to subtract debt used to fund RUS guaranteed loans from total liabilities reflects management's perspective on its operations and thus, CFC believes that these are useful financial measures for investors.

CFC requires that its members purchase subordinated certificates as a condition of membership and as a condition to obtaining a loan or guarantee. The subordinated certificates are accounted for as debt under GAAP. The subordinated certificates have long-dated maturities and pay no interest or pay interest that is below market and under certain conditions CFC is prohibited from making interest payments to members on the subordinated certificates. CFC adjusts its leverage ratio by subtracting members' subordinated certificates from total liabilities and adding it to total equity for the purpose of covenant compliance on its revolving credit agreements. The leverage and debt to equity ratios adjusted to treat members' subordinated certificates as equity rather than debt reflects management's perspective on its operations and thus, CFC believes that these are useful financial measures for investors.

CFC also sells subordinated deferrable debt in the capital markets with maturities of up to 49 years and the option to defer interest payments. The characteristics of subordination, deferrable interest and long-dated maturity are all equity characteristics. CFC adjusts its leverage ratio by subtracting subordinated deferrable debt from total liabilities and adding it to total equity for the purpose of covenant compliance on its revolving credit agreements. The leverage and debt to equity ratios adjusted to treat subordinated deferrable debt as equity rather than debt reflects management's perspective on its operations and thus, CFC believes that these are useful financial measures for investors.

As a result of implementing SFAS 133, CFC's combined balance sheet includes the fair value of its derivative instruments. As noted above, the amounts recorded are estimates of the future gains and losses that CFC may incur related to its derivatives. The amounts do not represent current cash flows and are not available to fund current operations. CFC adjusts its leverage ratio by excluding the impact of implementing SFAS 133 from liabilities and equity for the purpose of covenant compliance on its revolving credit agreements. The leverage and debt to equity ratios adjusted to exclude the impact of SFAS 133 from liabilities and equity reflects management's perspective on its operations and thus, CFC believes that these are useful financial measures for investors.

As a result of issuing foreign denominated debt and the implementation of SFAS 133 which discontinued the practice of recording the foreign denominated debt and the related currency exchange agreement as one transaction, CFC must adjust the value of such debt reported on the combined balance sheet for changes in foreign currency exchange rates since the date of issuance. At the time of issuance of all foreign denominated debt, CFC enters into a foreign currency exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The adjustments to the value of the debt on the combined balance sheet are reported on the combined statement of operations. The adjusted debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the debt, unless the current exchange rate is equal to the exchange rate in the related foreign currency exchange agreement or the counterparty fails to honor its obligations under the agreement. CFC adjusts its leverage ratio by excluding the impact of foreign currency valuation adjustments from liabilities and equity for the purpose of covenant compliance on its revolving credit agreements. The leverage and debt to equity ratios adjusted to exclude the impact of foreign currency reflects management's perspective on its operations and thus, CFC believes that these are useful financial measures for investors.

CFC accumulates the loan loss allowance through the provision for loan losses on its combined statement of operations. Thus, the loan loss allowance represents net margins or equity that has been specifically allocated to cover losses in the loan portfolio. Including the loan loss allowance as part of equity in the debt to equity ratio reflects management's perspective on its operations and thus, CFC believes that it is a useful financial measure for investors.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The leverage and debt to equity ratios reflecting the adjustments noted above are calculated as follows:

Total liabilities - derivative liabilities - foreign currency valuation account -
debt used to fund loans guaranteed by RUS - subordinated deferrable debt -
Adjusted leverage ratio =	members' subordinated certificates +guarantees outstanding
Total equity - derivative forward value - cumulative effect of change in accounting principle - foreign currency adjustments - accumulated other comprehensive loss + members' subordinated certificates + subordinated deferrable debt

Total liabilities - derivative liabilities - foreign currency valuation account -
debt used to fund loans guaranteed by RUS - subordinated deferrable debt -
Adjusted debt to equity ratio =	members' subordinated certificates
Total equity - derivative forward value - cumulative effect of change in accounting principle - foreign currency adjustments - accumulated other comprehensive loss + members' subordinated certificates + subordinated deferrable debt + loan loss allowance

The following charts provide a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures reflecting the adjustments noted above, as well as the ratio calculations for the five years ended May 31, 2003.

Leverage Ratio:	May 31,
(Dollar amounts in thousands)	2003	2002	2001	2000	1999
Total Liabilities	$20,043,452	$20,014,204	$19,604,943	$16,742,223	$13,628,771
Less:
Derivative liabilities (1) (2)	(353,840)	(254,143)	-	-	-
Foreign currency valuation account (3)	(325,810)	2,355	-	-	-
Debt used to fund loans guaranteed by RUS	(266,857)	(242,574)	(182,134)	(89,153)	(130,940)
Subordinated deferrable debt	(650,000)	(600,000)	(550,000)	(400,000)	(400,000)
Subordinated certificates	(1,708,297)	(1,691,970)	(1,581,860)	(1,340,417)	(1,239,816)
Adjusted liabilities	$16,738,648	$17,227,872	$17,290,949	$14,912,653	$11,858,015

Total Equity	$930,836	$328,731	$393,899	$341,217	$296,481
Less:
Prior year cumulative derivative forward value and
foreign currency adjustments (2)(3)	(9,231)	-	-	-	-
Current period derivative forward value (2)	(757,212)	(70,261)	-	-	-
Current period foreign currency adjustments (3)	243,220	61,030	-	-	-
Accumulated other comprehensive loss (2)	46,763	72,556	-	-	-
Members' equity	454,376	392,056	393,899	341,217	296,481
Plus:
Subordinated certificates	1,708,297	1,691,970	1,581,860	1,340,417	1,239,816
Subordinated deferrable debt	650,000	600,000	550,000	400,000	400,000
Adjusted equity	$2,812,673	$2,684,026	$2,525,759	$2,081,634	$1,936,297

Guarantees	$1,903,556	$2,056,385	$2,217,559	$1,945,202	$1,893,197

Leverage ratio	23.58	67.14	55.40	54.77	52.35
Adjusted leverage ratio	6.63	7.18	7.72	8.10	7.10

(1) Includes the long-term debt valuation allowance of $(941) and $2,340 at May 31, 2003 and 2002, respectively.
(2) No adjustment for SFAS 133 is necessary for periods prior to CFC's implementation of SFAS 133 in fiscal year 2002.

(3) No adjustment for foreign currency is required prior to CFC's implementation of SFAS 133 in fiscal year 2002. Prior to that date, CFC was allowed under SFAS 52, to account for the foreign denominated debt and the related cross currency exchange agreement as one transaction in the cost of funds.

Debt to Equity Ratio:	May 31,
(Dollar amounts in thousands)	2003	2002	2001	2000	1999
Total Liabilities	$20,043,452	$20,014,204	$19,604,943	$16,742,223	$13,628,771
Less:
Derivative liabilities (1) (2)	(353,840)	(254,143)	-	-	-
Foreign currency valuation account (3)	(325,810)	2,355	-	-	-
Debt used to fund loans guaranteed by RUS	(266,857)	(242,574)	(182,134)	(89,153)	(130,940)
Subordinated deferrable debt	(650,000)	(600,000)	(550,000)	(400,000)	(400,000)
Subordinated certificates	(1,708,297)	(1,691,970)	(1,581,860)	(1,340,417)	(1,239,816)
Adjusted liabilities	$16,738,648	$17,227,872	$17,290,949	$14,912,653	$11,858,015

Total Equity	$930,836	$328,731	$393,899	$341,217	$296,481
Less:
Prior year cumulative derivative forward value and
foreign currency adjustments (2)(3)	(9,231)	-	-	-	-
Current period derivative forward value (2)	(757,212)	(70,261)	-	-	-
Current period foreign currency adjustments (3)	243,220	61,030	-	-	-
Accumulated other comprehensive loss (2)	46,763	72,556	-	-	-
Members' equity	454,376	392,056	393,899	341,217	296,481
Plus:
Subordinated certificates	1,708,297	1,691,970	1,581,860	1,340,417	1,239,816
Subordinated deferrable debt	650,000	600,000	550,000	400,000	400,000
Loan loss allowance	565,058	506,742	331,997	228,292	212,203
Adjusted equity	$3,377,731	$3,190,768	$2,857,756	$2,309,926	$2,148,500

Debt to equity ratio	21.53	60.88	49.77	49.07	45.97
Adjusted debt to equity ratio	4.96	5.40	6.05	6.46	5.52

(1) Includes the long-term debt valuation allowance of $(941) and $2,340 at May 31, 2003 and 2002, respectively.
(2) No adjustment for SFAS 133 is necessary for periods prior to CFC's implementation of SFAS 133 in fiscal year 2002.

(3) No adjustment for foreign currency is required prior to CFC's implementation of SFAS 133 in fiscal year 2002. Prior to that date, CFC was allowed under SFAS 52, to account for the foreign denominated debt and the related cross currency exchange agreement as one transaction in the cost of funds.

Previously, we have described adjustments that CFC makes to its total outstanding debt and total equity. CFC also adjusts its total capitalization to exclude the impact of SFAS 133 and foreign currency adjustments from the total debt and total equity. Total capitalization includes notes payable, long-term debt, subordinated deferrable debt, members' subordinated certificates and total equity. Adjusted total capitalization excludes the derivative long-term debt valuation allowance and the foreign currency valuation account from total liabilities and excludes the impact of SFAS 133 and foreign currency adjustments from total equity. Total capitalization adjusted to exclude the impact of SFAS 133 and foreign currency adjustments reflects management's perspective on its operations and thus, CFC believes that it is a useful financial measure for investors. The following chart provides a reconciliation between total capitalization and adjusted total capitalization at May 31, 2003 and May 31, 2002. No adjustment for SFAS 133 and foreign currency adjustments is necessary for periods prior to CFC's implementation of SFAS 133 in fiscal year 2002.

(Dollar amounts in thousands)	May 31, 2003	May 31, 2002
Total capitalization	$20,386,230	$19,890,220
Less:
Long-term debt valuation allowance	941	(2,340)
Foreign currency valuation account	(325,810)	2,355
Prior year cumulative derivative forward value and
foreign currency adjustments	(9,231)	-
Current period derivative forward value (1)	(757,212)	(70,261)
Current period foreign currency adjustments	243,220	61,030
Accumulated other comprehensive loss	46,763	72,556
Adjusted total capitalization	$19,584,901	$19,953,560

(1) Includes $28,383 related to the cumulative effect of change in accounting principle in fiscal year 2002.

Restatement

In the implementation of SFAS 133, CFC properly accounted for its cross currency and cross currency interest rate exchange agreements, but did not adjust its foreign denominated debt for changes in exchange rate from the date of issuance to the reporting date as required under SFAS 52. Prior to the adoption of SFAS 133, CFC was properly accounting for the foreign denominated debt and the related cross currency or cross currency interest rate exchange agreement by recording the debt at an amount that included the impact of the related exchange agreement and by offsetting the interest payments on the foreign denominated debt with the cash settlements on the exchange agreements in the cost of funds on the combined statement of operations. As a result of implementing SFAS 133, the fair value of all cross currency and cross currency interest rate exchange agreements were reported on the combined balance sheet as an asset or liability with the change in the fair value reported either in the combined statement of operations or in other comprehensive income. The separate reporting of the fair value of the exchange agreement required that the foreign denominated debt also be adjusted to fair value at each reporting date with the change in fair value reported in the combined statement of operations to reflect the change in exchange rate during the period. For the year ended May 31, 2002 and all quarterly reporting periods in fiscal years 2002 and 2003, CFC did not adjust the fair value of the foreign denominated debt on the combined balance sheet to reflect changes in the exchange rate during the period. CFC continued to record the foreign denominated debt on the combined balance sheet based on the exchange rate that was fixed at the time of issuance by the cross currency exchange agreements, which represents the amount that CFC will pay at maturity, unless the counterparty to the cross currency agreements defaults on its obligations. CFC has restated the May 31, 2002 year-end results as more fully described in Note 1(q) and the quarterly results in fiscal years 2002 and 2003 presented in Note 15 to the combined financial statements in this May 31, 2003 report on Form 10-K.

CFC has reviewed its disclosure controls related to the implementation of new accounting statements and is in the process of implementing changes to such controls in order to prevent and detect such items in the future.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC's net margin in dollar terms is subject to fluctuation as interest rates change. Management has established a 1.10 adjusted TIER as its minimum operating objective. TIER is a measure of CFC's ability to cover the interest expense on funding. TIER is calculated by dividing the cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds. CFC's TIER for the years ended May 31, 2003, 2002 and 2001 was 1.70, 1.09 and 1.12, respectively. CFC adjusts TIER to exclude the derivative forward value and foreign currency adjustments from net margin and include the derivative cash settlements in the cost of funds. Adjusted TIER for the years ended May 31, 2003, 2002 and 2001 was 1.17, 1.12 and 1.12, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its TIER calculation to exclude the impact of SFAS 133 and foreign currency adjustments.

Fiscal Year 2003 versus 2002 Results
The following chart presents the results for the year ended May 31, 2003 versus May 31, 2002.

	For the year ended May 31,		Increase/
(Dollar amounts in millions)	2003	2002	(Decrease)
Operating income	$1,071	$1,187	$(116)
Cost of funds	931	886	45
Gross margin	140	301	(161)
Expenses:
General and administrative expenses	38	38	-
Provision for loan losses	68	199	(131)
Total expenses	106	237	(131)
Results of operations of foreclosed assets	1	-	1
Impairment loss on foreclosed assets	(20)	-	(20)
Subtotal foreclosed assets	(19)	-	(19)
Operating margin	15	64	(49)

Derivative cash settlements	123	34	89
Derivative forward value	757	42	715
Foreign currency adjustments	(243)	(61)	(182)
Cumulative effect of change in accounting principle	-	28	(28)
Net margin	$652	$107	$545

TIER	1.70	1.09
Adjusted TIER (1)	1.17	1.12

(1) Adjusted to exclude the derivative forward value and foreign currency adjustments from net margin and to include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

Net margin for the year ended May 31, 2003 was $652 million, an increase of $545 million or 509% over the $107 million earned the prior year. The net margin increase was primarily due to increases in the derivative cash settlements and forward value and a decrease in the provision for loan losses offset by a decrease in foreign currency adjustments and gross margin spread earned on loans.

Operating Income

The $116 million or 10% decrease in operating income for the year ended May 31, 2003 compared to the prior year was due to the decrease in the yield on average loans outstanding caused by lower interest rates. Average loan volume for the year ended May 31, 2003 was $19,846 million, an increase of $10 million, or less than 1%, over the average loan volume of $19,836 for the prior year. CFC's calculated average yield on its loan portfolio was 5.40% for the year ended May 31, 2003, a decrease of 0.58% from 5.98% for the prior year.

Cost of Funds

The total cost of funding for the year ended May 31, 2003 increased $45 million or 5% compared to the prior year. CFC's strategy of improving liquidity by replacing dealer commercial paper with medium-term notes and collateral trust bonds increased CFC's funding costs for the year ended May 31, 2003 compared to the prior year offsetting the impact of decreasing interest rates on short-term funding. CFC's calculated average cost of funding, which includes the cost of funds less the cash settlements divided by the average loan balance, was 4.07% for fiscal year 2003, a decrease from 4.29% for fiscal year 2002.

Gross Margin

The gross margin spread earned on loans for the year ended May 31, 2003 was 71 basis points, a decrease of 81 basis points, or 53%, compared to 152 basis points for the prior year. The gross margin spread earned on loans for the year ended May 31, 2003 adjusted to include derivative cash settlements was 133 basis points, representing a decrease of 36 basis points, or 21%, compared to the gross margin of 169 basis points for the prior year period. See the "Non-GAAP Financial Measures" section for further explanation of the adjustment CFC makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The gross margin spread earned on loans for fiscal year 2003 decreased due to the increased cost associated with replacing dealer commercial paper with medium-term notes and collateral trust bonds offsetting the impact of decreasing interest rates on the gross margin earned on loans. CFC's goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. For the year ended May 31, 2003, CFC exceeded its minimum operating objective of a 1.10 adjusted TIER, therefore CFC did not pass the increase in its cost of funding on to its borrowers.

General and Administrative Expenses

General and administrative expenses for fiscal year 2003 were consistent with fiscal year 2002. The general and administrative expenses for fiscal year 2003 represented 0.19% of average loan volume, the same as the prior year.

Provision for Loan Losses

CFC considers various factors to determine the adequacy of the loan loss allowance in relation to the credit quality of its loan and guarantee portfolio. During the year ended May 31, 2003, CFC determined that a total of $68 million was required as an addition to the loan loss allowance based on the credit quality of CFC's loan and guarantee portfolio compared to $199 million for the prior year. The loan loss provision for the prior year was higher due to the default and subsequent impairment on the CoServ loan and to an increase in loans classified as high risk. The provision to the reserve for fiscal year 2003 represented 0.34% of average loan volume, a decrease from 1.00% for the prior year.

Results of Operations of and Impairment Loss on Foreclosed Assets

During the year ended May 31, 2003, entities controlled by CFC received real estate developer notes receivable, limited partnership interests in certain real estate developments, partnership interests in real estate properties and telecommunications assets from entities related to CoServ as part of the plan for CoServ to emerge from bankruptcy. Another borrower transferred real estate assets to an entity controlled by CFC in repayment of the loan as part of a settlement. CFC accounts for these assets on the combined balance sheets as foreclosed assets. CFC is operating certain real estate and telecommunications assets while attempting to sell these assets. The results of operations from foreclosed assets are shown on the combined statements of operations since the dates of foreclosure. For the year ending May 31, 2003, this amount was income of $1 million. CFC also recorded a $20 million impairment loss for the write down of certain foreclosed assets to their estimated fair value at May 31, 2003.

Derivative Cash Settlements

The amounts that CFC pays and receives related to the cross currency interest rate and interest rate exchange agreements that do not qualify for special hedge accounting were recorded as derivative cash settlements for the years ended May 31, 2003 and 2002. The decreasing interest rate environment, change in foreign currency exchange rates and the composition of CFC's exchange agreement portfolio during the twelve months since May 31, 2002 resulted in an increase in the derivative cash settlements received of $89 million over the prior year.

Derivative Forward Value and Cumulative Effect of Change in Accounting Principle

The $715 million increase in the derivative forward value during the year ended May 31, 2003 is due to changes in the fair value quotes of the interest rate and cross currency interest rate exchange agreements estimated at May 31, 2003 as compared to the prior year. In most cases, variable interest rates have not increased as expected and in a decreasing interest rate environment, a rise in the fair value of fixed to variable exchange agreements usually occurs. CFC pays a variable rate and receives a fixed rate on the majority of its exchange agreements. At May 31, 2003, CFC's interest rate and cross currency interest rate exchange agreements include $8,484 million notional amount, or 51% of the total exchange agreements, in which CFC synthetically changed the interest rate on the debt securities from fixed to variable and $6,595 million notional amount, or 40% of the total exchange agreements, in which CFC synthetically changed the interest rate on the debt securities from variable to fixed. CFC pays a variable rate of interest and receives a variable rate of interest on the remaining exchange agreements. These types of exchange agreements have very little impact on the derivative forward value. Related to the adoption of SFAS 133 during the year ended May 31, 2002, CFC booked a $28 million gain as a cumulative effect of change in accounting principle on June 1, 2001.

Foreign Currency Adjustments

For the year ended May 31, 2003, CFC recorded a loss of $243 million related to foreign denominated debt that does not receive hedge treatment under SFAS 133. This was an increase from the loss of $61 million recorded for the prior year. The loss recorded is due to changes in the foreign exchange rate between the US dollar and the Euro. During fiscal year 2003, CFC had outstanding a total 1,350 million Euros. At each reporting date, CFC is required to record the dollar equivalent of foreign denominated debt on its combined balance sheet with any change from the prior period reported on the combined statement of operations. The increase to the loss recorded in fiscal year 2003 as compared to fiscal year 2002 was due to an increase in the average amount of Euro denominated debt outstanding and an increase in the value of the Euro against the dollar. For foreign denominated debt with related cross currency exchange agreements that qualify for hedge treatment under SFAS 133, the change in the value of the debt reported in the combined statement of operations is fully offset by the reclassification of an equal amount of the change in the fair value of the related hedge from accumulated other comprehensive loss, where the change in the fair value of the hedge was originally reported.

Fiscal Year 2002 versus 2001 Results
The following charts detail the results for the year ended May 31, 2002 versus May 31, 2001.

	For the year ended May 31,		Increase/
(Dollar amounts in millions)	2002	2001	(Decrease)
Operating income	$1,187	$1,388	$(201)
Cost of funds	886	1,118	(232)
Gross margin	301	270	31
Expenses:
General and administrative expenses	38	32	6
Provision for loan losses	199	105	94
Total expenses	237	137	100
Operating margin	64	133	(69)

Derivative cash settlements	34	-	34
Derivative forward value	42	-	42
Foreign currency adjustments	(61)	-	(61)
Cumulative effect of change in accounting principle	28	-	28
Net margin	$107	$133	$(26)

TIER	1.09	1.12
Adjusted TIER (1)	1.12	1.12

(1) Fiscal year 2002 is adjusted to exclude the derivative forward value and foreign currency adjustments from net margin and include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

Net margin for the year ended May 31, 2002 was $107 million, a decrease of $26 million or 20% compared to the $133 million earned the prior year. Net margin decreased primarily due to an increase in the provision for loan losses and expense incurred due to foreign currency adjustments offset by increases due to the adoption of SFAS 133 and the increase in the gross margin spread earned on loans.

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

Cost of Funds

The total cost of funding for the year ended May 31, 2002 was $886 million, a decrease of $232 million or 21% compared to the prior year amount of $1,118 million. The cost of funding decreased due to reductions in interest rates offset by increases in average loan volume outstanding and the reclassification of $34 million representing the amount that CFC pays and receives related to the interest rate exchange agreements that do not qualify for special hedge accounting from the cost of funds to a separate line in the combined statement of operations for the year ended May 31, 2002. Prior to the implementation of SFAS 133 on June 1, 2001, this amount was included in the cost of funds. The reduction to the total cost of funding for fiscal year 2002 as compared to fiscal year 2001 was due to the reduction to interest rates in the capital markets offset by an increase in the amount of debt outstanding. CFC's calculated average cost of funding, which includes the cost of funds less the cash settlements divided by the average loan balance, was 4.29% for fiscal year 2002, a decrease from 5.92% for fiscal year 2001.

Gross Margin

The gross margin earned on loans for fiscal year 2002 was $301 million, an increase of $31 million or 11% over the prior year amount of $270 million. The gross margin earned for fiscal year 2002 including the $34 million of net settlements received on derivatives totaled $335 million. The gross margin of $335 million represents 1.69% of average loan volume for the year, an increase from the 1.44% for the prior year. The reductions in short-term market interest rates during the year ended May 31, 2002 positively affected CFC's gross margin as the cost of funding decreased faster than interest rates on CFC's loans. Since CFC sets interest rates at the beginning of the month and CFC's rates are not tied to an index, CFC's rate reductions typically lag behind the market. CFC also increased the gross margin spread on its loans as part of the plan to increase the amount of equity accumulated and held.

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

Derivative Cash Settlements

The amounts that CFC pays and receives related to the interest rate, cross currency and cross currency interest rate exchange agreements that do not qualify for special hedge accounting were recorded in the derivative cash settlements for the year ended May 31, 2002. In fiscal years 2001 and 2000, prior to the implementation of SFAS 133, the net settlements for all interest rate, cross currency and cross currency interest rate exchange agreements were included in the cost of funds.

Derivative Forward Value and Cumulative Effect of Change in Accounting Principle

Related to the adoption of SFAS 133, CFC booked a $28 million gain as a cumulative effect of change in accounting principle on June 1, 2001 and a $42 million gain as a derivative forward value adjustment for subsequent changes in the fair value of the derivatives during the year ended May 31, 2002. Thus, the net impact of the SFAS 133 adoption on CFC's net margin during this period excluding derivative cash settlements was an increase of $70 million.

Foreign Currency Adjustments

For the year ended May 31, 2002, CFC recorded a loss of $61 million related to foreign denominated debt that does not qualify for hedge treatment under SFAS 133. The loss recorded is due to changes in the foreign exchange rate between the US dollar and the Euro. CFC began fiscal year 2002 with a total of 350 million of Euro denominated debt. That balance increased to 1,350 million Euros at May 31, 2002. At each reporting date, CFC is required to record the dollar equivalent of the foreign denominated debt on its combined balance sheet with any change from the prior period reported on the combined statement of operations. At May 31, 2002, a total of 1,000 million Euros was related to hedges that did not qualify for special accounting treatment under SFAS 133, thus the change in the value was recorded on the combined statement of operations. At May 31, 2002, a total of 350 million Euros were related to an effective derivative hedge. For foreign denominated debt with related cross currency exchange agreements that qualify for hedge treatment under SFAS 133, the change in the value of the debt reported in the combined statement of operations is fully offset by the reclassification of an equal amount of the change in the fair value of the related hedge from accumulated other comprehensive loss, where the change in the fair value of the hedge was originally reported. Prior to fiscal year 2002 and the implementation of SFAS 133, CFC was netting all amounts related to the foreign denominated debt and the related foreign currency exchange agreement in the cost of funds on the combined statement of operations. This was the correct accounting prior to SFAS 133 and it represented the actual cost to CFC of both transactions.

Operating Results as a Percentage of Average Loans Outstanding
The following is a summary of CFC's operating results as a percentage of average loans outstanding for the fiscal years ended May 31, 2003, 2002 and 2001.

	2003	2002	2001
Operating income	5.40%	5.98%	7.36%
Cost of funds	4.69%	4.46%	5.92%
Gross margin	0.71%	1.52%	1.44%
General and administrative expenses	0.19%	0.19%	0.17%
Provision for loan losses	0.34%	1.00%	0.56%
Total expenses	0.53%	1.19%	0.73%
Results of operations of foreclosed assets	-	-	-
Impairment loss on foreclosed assets	(0.10)%	-	-
Subtotal foreclosed assets	(0.10)%	-	-
Operating margin	0.08%	0.33%	0.71%
Derivative cash settlements	0.62%	0.17%	-
Derivative forward value	3.81%	0.21%	-
Foreign currency adjustments	(1.22)%	(0.31)%	-
Cumulative effect of change in accounting principle	-	0.14%	-
Net margin	3.29%	0.54%	0.71%
Adjusted gross margin (1)	1.33%	1.69%	N/A
Adjusted operating margin (1)	0.70%	0.50%	N/A

(1) Adjusted to include derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

Liquidity and Capital Resources

Assets

At May 31, 2003, CFC had $20,974 million in total assets, an increase of $631 million, or 3%, from the balance of $20,343 million at May 31, 2002. Net loans outstanding to members totaled $18,919 million at May 31, 2003, a decrease of $621 million compared to a total of $19,540 million at May 31, 2002. Net loans represented 90% and 96% of total assets at May 31, 2003 and May 31, 2002, respectively. The remaining assets, $2,055 million and $803 million at May 31, 2003 and May 31, 2002, respectively, consisted of other assets to support CFC's operations, primarily cash and cash equivalents, derivative assets and foreclosed assets. Included in assets at May 31, 2003 and May 31, 2002 is $1,160 million and $193 million, respectively, of derivative assets representing the fair market value of its derivatives. Derivative assets increased by $967 million due to the decreasing interest rate environment. Foreclosed assets of $336 million at May 31, 2003 relate to assets received from borrowers as part of a bankruptcy settlement. Unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

Loans to Members

Net loan balances decreased by $621 million, or 3% from May 31, 2002 to May 31, 2003. Gross loans decreased by a total of $563 million, and the allowance for loan losses increased by $58 million, compared to the prior year. As a percentage of the portfolio, long-term loans represented 94% at May 31, 2003 (including secured long-term loans classified as restructured and nonperforming), compared to 93% at May 31, 2002. The remaining 6% and 7% at May 31, 2003 and 2002, respectively, consisted of secured and unsecured intermediate-term and line of credit loans.

Long-term fixed rate loans represented 68% and 60% of the total long-term loans at May 31, 2003 and 2002, respectively. Loans converting from a variable rate to a fixed rate for the year ended May 31, 2003 totaled $1,747 million, a decrease from the $2,179 million that converted during the year ended May 31, 2002. Offsetting the conversions to the fixed rate were $533 million and $363 million of loans that converted from the fixed rate to the variable rate for the years ended May 31, 2003 and 2002, respectively. This resulted in a net conversion of $1,214 million from the variable rate to a fixed rate for the year ended May 31, 2003 compared to a net conversion of $1,816 million for the year ended May 31, 2002. Approximately 64% or $12,426 million of total loans carried a fixed rate of interest at May 31, 2003 compared to 56% at May 31, 2002. All other loans, including $5,867 million and $7,320 million in long-term loans at May 31, 2003 and 2002, respectively, are subject to interest rate adjustment monthly or semi-monthly.

The decrease in total gross loans outstanding at May 31, 2003 was primarily due to a decrease of $391 million related to the repayment of nonperforming loans with cash received by CFC and foreclosed assets received by entities controlled by CFC as part of loan settlements, predominantly with CoServ. Additionally, intermediate-term loans decreased $132 million and short-term loans decreased $121 million offset by increases of $57 million in long-term loans and $24 million in RUS guaranteed loans. During fiscal year 2003, long-term electric advances totaled $1,306 million and telephone advances totaled $192 million. The electric long-term advances included $36 million for the purpose of repaying RUS loans, $1,231 million under the 100% and power vision programs, $11 million under the RUS concurrent loan program and $28 million under the RUS guaranteed loan program.

Loan and Guarantee Portfolio Assessment
Portfolio Diversity

CFC provides credit products (loans, financial guarantees and letters of credit) to its members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication associations and associate organizations.

The following chart summarizes loans and guarantees outstanding by member class at May 31, 2003, 2002 and 2001.

(Dollar amounts in millions)	Loans and Guarantees by Member Class
	2003		2002		2001
Electric systems:
Distribution	$11,488	54%	$11,933	54%	$11,599	53%
Power supply	3,922	18%	3,928	18%	3,686	17%
Statewide and associate	1,030	5%	1,162	5%	1,291	6%
Subtotal electric systems	16,440	77%	17,023	77%	16,576	76%
Telecommunication systems	4,948	23%	5,080	23%	5,326	24%
Total	$21,388	100%	$22,103	100%	$21,902	100%

CFC's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa, Guam and the U.S. Virgin Islands. At May 31, 2003, 2002 and 2001, no state or territory had over 17%, 20% and 19%, respectively, of total loans and guarantees outstanding.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At May 31, 2003, the total exposure outstanding to any one borrower or controlled group did not exceed 3.4% of total loans and guarantees outstanding compared to 4.6% at May 31, 2002. At May 31, 2003, CFC had $4,768 million in loans outstanding and $610 million in guarantees outstanding to its ten largest borrowers compared to $5,192 million in loans and $701 million in guarantees for the prior year. The amounts outstanding to the ten largest borrowers at May 31, 2003 represented 24% of total loans outstanding and 32% of total guarantees outstanding compared to 26% of total loans outstanding and 34% of total guarantees outstanding for the prior year. Total credit exposure to the ten largest borrowers was $5,378 million and $5,893 million and represented 25% and 27%, respectively, of total credit exposure at May 31, 2003 and 2002, respectively. At May 31, 2003 and 2002, the ten largest borrowers included two distribution systems, two power supply systems, one service organization and five telecommunications systems.

Credit Limitation

In July 2002, CFC's Board of Directors approved a new credit limitation policy. The new policy sets the limit on CFC's total exposure and unsecured exposure to the borrower based on CFC's assessment of its risk profile. The new policy limits are more restrictive than the prior policy. The Board of Directors must approve new loan requests from a borrower with a total exposure or unsecured exposure in excess of the limits in the policy.

Total exposure, as defined by the policy, includes the following:
*	loans outstanding, excluding loans guaranteed by RUS,
*	CFC guarantees of the borrower's obligations,
*	unadvanced loan commitments, and
*	borrower guarantees to CFC of another member's debt.

During the period from the adoption of the policy to May 31, 2003, CFC's Board of Directors approved new loan and guarantee facilities totaling approximately $1 billion to 16 borrowers that had a total or unsecured exposure in excess of the limits set forth in the credit limitation policy. Loans approved totaling $640 million were refinancings or renewals of existing loans. Loans approved for three of these borrowers totaling $235 million were bridge loans that must be paid off once the borrowers obtain financing from RUS.

Security Provisions

Except when providing lines of credit and intermediate-term loans, CFC typically lends to its members on a senior secured basis. At May 31, 2003, a total of $1,696 million of loans were unsecured representing 9% of total loans. Approximately $233 million or 14% of the unsecured loans represent obligations of distribution borrowers for the initial phase(s) of RUS note buyouts. Upon completion of a borrower's buyout from RUS, CFC receives first lien security on all assets and revenues. The unsecured loans would represent 8% of total loans if these partial note buyout obligations were excluded. CFC's long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. At May 31, 2003, a total of $94 million of guarantee reimbursement obligations were unsecured, representing 5% of total guarantees. Guarantee reimbursement obligations are secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. At May 31, 2003, CFC had a total of $1,790 million of unsecured loans and guarantees, representing 8% of total loans and guarantees. At May 31, 2002, CFC had a total of $1,801 million of unsecured loans and guarantees, representing 8% of total loans and guarantees.

Portfolio Quality

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

The effectiveness of the all-requirements power contract is dependent on the individual systems' right and ability (legal as well as economic) to establish rates to cover all costs. The boards of directors of most of CFC's power supply and distribution members have the authority to establish binding rates for their consumer members subject to state and federal regulations, as applicable. Some states regulate rate setting and can therefore override the system's internal rate-setting procedures.

For financial information on CFC's members, see pages 15 to 20.

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

Once a borrower is classified as nonperforming, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At May 31, 2003, CFC had no outstanding loans classified as nonperforming. At May 31, 2002, CFC had $1,011 million of loans classified as nonperforming. Of the nonperforming loans at May 31, 2002, $1,003 million was to CoServ. During the years ended May 31, 2003 and 2002, all loans classified as nonperforming were on non-accrual status with respect to the recognition of interest income.

At May 31, 2003 and 2002, CFC had a total of $628 million and $1,003 million, respectively, in loans outstanding to CoServ. At May 31, 2002, all loans to CoServ were classified as nonperforming as CoServ was in default under its loan agreements with CFC. Upon CoServ's emergence from bankruptcy on December 13, 2002, CFC reclassified the outstanding loan to CoServ from nonperforming to restructured and in the near term will maintain the restructured CoServ loan on non-accrual status. Total loans to CoServ at May 31, 2003 and 2002 represented 2.9% and 4.5%, respectively, of CFC's total loans and guarantees outstanding.

In June 2002, CoServ and CFC filed joint plans of liquidation and reorganization for each of CoServ's three business segments: real estate lending, telecommunications and electric distribution cooperative. The real estate plan became effective on October 11, 2002. On that date, CoServ transferred the real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in the real estate properties to entities controlled by CFC. The loan balance to CoServ was reduced by the fair value of the real estate assets received totaling $325 million and $27 million in cash. On December 13, 2002, CoServ emerged from bankruptcy and the electric plan and telecom plan became effective. On that date, CoServ transferred the telecommunications assets to entities controlled by CFC. The loan balance to CoServ was reduced by $39 million, the fair value of the telecommunications assets received less estimated costs to sell. CFC is accounting for the real estate and telecommunications assets received as foreclosed assets. CoServ will continue to operate as an electric distribution utility and will be required to make quarterly payments to CFC over the next 35 years. Under the electric plan, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ over the next 10 years. If CoServ requests capital expenditure loans from CFC, the loans will be approved with the same standard terms that are offered to all electric distribution members.

Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cash flows. At May 31, 2003 and 2002, restructured loans totaled $629 million and $540 million, respectively. Of the restructured loans at May 31, 2003, $628 million was to CoServ, as discussed above. Of the restructured loans at May 31, 2002, $534 million was to Deseret.

In February 2003, CFC reclassified the $536 million of loans then outstanding to Deseret from restructured to performing based on Desert's performance to date and expected future performance under the restructure agreement signed in October 1996. As of May 31, 2003, a total of $529 million of loans were outstanding to Deseret under the restructure agreement signed in October 1996. Under this agreement, Deseret is required to make quarterly payments to CFC through 2025. In addition, on an annual basis, CFC receives 80% of the excess cash generated by Deseret during the calendar year (excess cash is calculated based on a formula in the restructure agreement). Deseret has made all minimum payments as required and has made excess cash payments to CFC totaling $134 million or approximately $22 million per year. From January 1, 2001 to February 28, 2003, CFC accrued interest on the Deseret restructured loan at a rate of 7%. On February 28, 2003, when CFC reclassified Deseret's restructured loan to performing, CFC reduced the accrual rate to 5%. CFC keeps 75% of excess cash payments it receives from Deseret to apply against accrued interest and reduce the principal balance. The remaining 25% is applied against the loans made to Deseret member distribution systems to finance their purchase of a participation in the CFC loan to Deseret until paid in full. Once a participation loan has been repaid, CFC retains that portion of the excess payment to apply against the Deseret loan. CFC received excess cash flow totaling $10 million from Deseret during fiscal year 2003. As of May 31, 2003, CFC has no net write-off on its loans to Deseret. If CFC had known that Deseret was going to generate excess cash flow and make payments to CFC as it has done since 1996, CFC would not have accounted for the Deseret restructuring as a troubled debt restructuring.

On a quarterly basis, CFC reviews all nonperforming and restructured borrowers, as well as some additional borrowers, to determine if the loans to the borrower are impaired and/or to update the impairment calculation. CFC calculates an impairment for a borrower based on the expected future cash flow or the fair value of any collateral held by CFC as security for loan(s) to the borrower. In some cases, to estimate future cash flow, CFC is required to make certain assumptions regarding but not limited to the following:

*	changes to interest rates,
*	court rulings,

*	changes in collateral values,
*	changes in economic conditions in the area in which the cooperative operates, and
*	changes to the industry in which the cooperative operates.

As events related to the borrower take place and economic conditions and CFC's assumptions change, the impairment calculations will change. CFC adjusts the amount of its loan loss allowance specifically reserved to cover the calculated impairments on a quarterly basis based on the most current information available. At May 31, 2003 and 2002, CFC had specifically reserved a total of $164 million and $202 million, respectively, to cover impaired loans.

Based on its analysis, CFC believes that it is adequately reserved against loss on its restructured and nonperforming loans.

NONPERFORMING AND RESTRUCTURED LOANS

	As of May 31,
(Dollar amounts in millions)	2003	2002	2001
Nonperforming loans	$-	$1,011	$1
Percent of loans and guarantees outstanding	0.00%	4.57%	0.00%

Restructured loans	$629	$540	$1,465
Percent of loans and guarantees outstanding	2.94%	2.44%	6.69%

Total nonperforming and restructured loans	$629	$1,551	$1,466
Percent of loans and guarantees outstanding	2.94%	7.02%	6.69%

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

During the year ended May 31, 2003, CFC wrote off a total of $11 million in loans to 5 borrowers and recovered $1 million of amounts previously written off. During the year ended May 31, 2002, CFC wrote off a total of $34 million in loans to four borrowers and recovered a total of $10 million of amounts previously written off.

Since inception in 1969, CFC has recorded charge-offs totaling $145 million and recoveries totaling $29 million for a net loan loss amount of $116 million. In the past five fiscal years, CFC has recorded charge-offs totaling $110 million and recoveries totaling $24 million for a net loan loss of $86 million.

The following chart presents a summary of the allowance for loan losses at May 31, 2003, 2002 and 2001.

(Dollar amounts in millions)	2003	2002	2001
Beginning balance	$507	$332	$228
Provision for loan losses	68	199	105
Charge-offs, net	(10)	(24)	(1)
Ending balance	$565	$507	$332

As a percentage of total loans outstanding	2.90%	2.53%	1.69%
As a percentage of total loans and guarantees outstanding	2.64%	2.29%	1.52%
As a percentage of total nonperforming and restructured loans outstanding	89.78%	32.69%	22.65%

CFC made the large increase to the reserve in fiscal year 2002 to provide for larger specific reserves on impaired loans and to reflect its concentration of credit in the ten largest borrowers and the market valuation of utility and telecommunications assets.

Liabilities and Equity

CFC obtains funding in the capital markets through the issuance of commercial paper, medium-term notes, collateral trust bonds and subordinated deferrable debt which make up a large portion of the liabilities on the combined balance sheet. The increase to total liabilities and equity at May 31, 2003 was due to a $1,145 million increase in long-term debt, a $602 million increase to equity, a $103 million increase in derivative liabilities, a $50 million increase in subordinated deferrable debt, a $16 million increase in member's subordinated certificates and a $33 million increase in accrued interest payable and other liabilities offset by a $1,318 million decrease in notes payable outstanding. The $602 million increase to equity was due to an increase of $540 million related to the change in the fair value of CFC's derivative instruments and foreign currency adjustments and an increase of $137 million to adjusted net margin (see the "Non-GAAP Financial Measures" section for further explanation of the adjustments CFC makes to net margin) offset by a decrease of $75 million for the retirement of patronage capital. Total debt outstanding at May 31, 2003 was $19,455 million, a decrease of $106 million compared to the May 31, 2002 balance of $19,561 million.

Notes Payable

Notes payable, which consists of commercial paper, daily liquidity fund, bank bid notes and long-term debt due within one year, totaled $1,096 million, a decrease of $1,318 million from the prior year. The decrease was primarily due to the $1,316 million decrease in commercial paper and the $245 million increase in the amount of short-term debt supported by revolving credit agreements and reclassified as long-term offset by a $150 million increase to the foreign currency valuation account, a $66 million increase to the daily liquidity fund and a $28 million increase in long-term debt maturing within one year. The foreign currency valuation account reflects the adjustment to CFC's foreign denominated medium-term notes based on current foreign currency exchange rates. At May 31, 2003, CFC's short-term debt consisted of $820 million in dealer commercial paper, $930 million in commercial paper issued to CFC's members, $26 million in commercial paper issued to certain nonmembers, $100 million in bank bid notes, $111 million in the daily liquidity fund, $2,911 million in collateral trust bonds and medium-term notes that mature within one year and $150 million foreign currency valuation account. CFC reclassifies a portion of its short-term debt as long-term, based on the ability (subject to certain conditions) to borrow under its revolving credit agreements. CFC reclassified $3,951 million and $3,706 million of short-term debt as long-term at May 31, 2003 and 2002, respectively.

Other information with regard to notes payable due within one year at May 31, is as follows:

(Dollar amounts in thousands)	2003	2002	2001
Weighted average maturity of notes outstanding at year-end:
Notes payable (1)	18 days	24 days	28 days
Long-term debt maturing within one year	195 days	163 days	185 days
Total	123 days	89 days	93 days
Average amount outstanding during the year (2):
Notes payable (1)	$2,971,540	$4,933,166	$8,595,668
Long-term debt maturing within one year	2,707,410	3,742,451	3,090,812
Total	5,678,950	8,675,617	11,686,480
Maximum amount outstanding at any month-end during the year (2):
Notes payable (1)	3,681,822	6,943,445	10,169,473
Long-term debt maturing within one year	3,453,567	4,364,230	4,388,504

(1) Includes the daily liquidity fund and bank bid notes and does not include long-term debt due in less than one year.
(2) Prior to reclassification to long-term debt and the foreign currency valuation account.

Commercial Paper

At May 31, 2003 and 2002, CFC had $1,776 million and $3,092 million, respectively, outstanding in commercial paper with a weighted average maturity of 19 days and 25 days. Commercial paper notes are issued with maturities up to 270 days and are senior unsecured obligations of CFC. Commercial paper sold directly by CFC and outstanding to CFC's members and others totaled $956 million and $930 million at May 31, 2003 and 2002, respectively. Commercial paper sold through dealers totaled $820 million and $2,162 million at May 31, 2003 and 2002, respectively. CFC has a program to issue commercial paper in Europe, but had no amounts outstanding at May 31, 2003, compared to $85 million at May 31, 2002. The commercial paper sold in Europe may be denominated in foreign currencies. At May 31, 2003 and 2002, there were no amounts outstanding denominated in foreign currencies. CFC also issues extendable commercial notes with a stated maturity of 90 days, and CFC has the option to extend the maturity to 390 days. At May 31, 2003, there were no extendable commercial paper notes outstanding, compared to $105 million at May 31, 2002. The decrease to the total amount of commercial paper outstanding at May 31, 2003, as compared to the prior year, was due to the decrease to loans outstanding and the increase to long-term debt outstanding. In fiscal year 2003, CFC limited its issuance of commercial paper to 15% or less of total debt outstanding, to reduce the dependency on its ability to continually roll over a large balance of commercial paper funding.

Bank Bid Notes

CFC obtains funds from various banking institutions under bank bid note arrangements, similar to bank lines of credit. The notes are issued for terms up to three months and are unsecured obligations of CFC. At May 31, 2003 and 2002, CFC had $100 million outstanding in bank bid notes and these notes had a weighted average maturity of 17 days and 20 days, respectively.

Daily Liquidity Fund

CFC's daily liquidity fund, consisting of funds invested by CFC's members, totaled $111 million as of May 31, 2003 compared to $45 million at May 31, 2002. These funds are available on demand by the member investor, not subject to stated maturity dates, and the notes are unsecured obligations of CFC.

Long-Term Debt

During fiscal year 2003, long-term debt outstanding increased by $1,145 million compared to the prior year-end. The increase in long-term debt outstanding was due primarily to increases of $1,199 million in collateral trust bonds, an increase of $245 million to the amount of short-term debt supported by the revolving credit agreements and reclassified as long-term debt, offset by decreases of $296 million to medium-term notes and $3 million to the long-term debt valuation allowance. CFC issued more long-term debt during fiscal year 2003 to reduce the amount of commercial paper funding that had to be continually rolled over.

Collateral Trust Bonds

At May 31, 2003, CFC had $6,293 million in fixed rate collateral trust bonds outstanding. Collateral trust bonds are issued for terms of two years to 30 years. Under its collateral trust bond indentures, CFC must pledge as collateral cash, permitted investments or eligible mortgage notes from its distribution system borrowers, evidencing loans at least equal in principal amount to the outstanding principal amount of collateral trust bonds. At May 31, 2003, CFC had pledged $6,664 million in mortgage notes, $224 million of RUS guaranteed loans qualifying as permitted investments and $2 million in cash. During fiscal year 2003, CFC issued a total of $1,500 million in collateral trust bonds. On February 7, 2003, CFC issued $400 million of floating rate bonds due 2005, $600 million of 3% collateral trust bonds due 2006 and $500 million of 3.875% collateral trust bonds due 2008. Virtually all collateral trust bonds were offered to investors in underwritten public offerings. A total of $300 million of collateral trust bonds are scheduled to mature during fiscal year 2004 and are reported as notes payable due within one year.

Medium-Term Notes

At May 31, 2003, CFC had $8,819 million outstanding in medium-term notes. Medium-term notes are senior unsecured obligations of CFC and are issued for terms of nine months to 30 years. Medium-term notes outstanding to CFC's members totaled $296 million at May 31, 2003. The remaining $8,523 million were sold through dealers to investors including $1,637 million in the European markets. At May 31, 2003, a total of 1,350 million of Euro denominated medium-term notes were issued. At the time the Euro denominated debt was issued, CFC also entered into cross currency and cross currency interest rate exchange agreements to fix the exchange rate on all principal and interest payments due through maturity. At May 31, 2003, CFC's foreign currency valuation account was $326 million to adjust the Euro denominated medium-term notes for the change in exchange rates from the date the Euro denominated medium-term notes were issued to the reporting date. A total of $2,611 million of medium-term notes are scheduled to mature during fiscal year 2004, excluding $150 million of foreign currency valuation related to these medium-term notes. On August 29, 2002, CFC issued $1,250 million of 5.75% global unsecured notes due 2009 denominated in U.S. dollars to investors in the United States, Europe and Asia. The proceeds from these notes were used to repay commercial paper obligations maturing in September 2002 in line with CFC's goal to reduce reliance on dealer commercial paper.

Subordinated Deferrable Debt

At May 31, 2003, CFC had $650 million outstanding in subordinated deferrable debt. Subordinated deferrable debt represents quarterly income capital securities and subordinated notes that are unsecured obligations of CFC, subordinate and junior in right of payment to senior debt and the debt obligations guaranteed by CFC, but senior to subordinated certificates. Subordinated deferrable debt has been issued for periods of up to 49 years. CFC has the right at any time and from time to time during the term of the subordinated deferrable debt to suspend interest payments for a period not exceeding 20 consecutive quarters. CFC has the right to call the subordinated deferrable debt any time after five years, at par. To date, CFC has not exercised its option to suspend interest payments. On March 28, 2003, CFC effected the early redemption of the 7.65% quarterly income capital securities totaling $75 million issued in September 1997. CFC redeemed these securities at par, and recorded $2 million in cost of funds for the unamortized issuance costs. Subordinated deferrable debt increased due to the $125 million issuance of 6.75% subordinated notes due 2043 issued in February 2003.

Subordinated Certificates

Subordinated certificates include both membership subordinated certificates and loan and guarantee subordinated certificates, all of which are subordinate to other CFC debt. At May 31, 2003 and 2002, membership subordinated certificates totaled $644 million and $641 million, respectively. These certificates generally mature in 100 years and pay interest at 5% per annum. At May 31, 2003, loan and guarantee subordinated certificates totaled $1,064 million and carried a weighted average interest rate of 1.47% compared to $1,051 million with a weighted average interest rate of 1.40% at May 31, 2002. Loan subordinated certificates increased by $21 million and guarantee subordinated certificates decreased by $7 million from May 31, 2002 to May 31, 2003. The loan and guarantee certificates are long-term instruments, which may amortize at a rate equivalent to that of the loan or guarantee to which they relate. On a combined basis, subordinated certificates carried a weighted average interest rate of 2.76% compared to a rate of 2.73% for the prior year. Loan and guarantee subordinated certificates may be required to be purchased in conjunction with the receipt of a loan or credit enhancement based on the member's leverage ratio (total debt and credit enhancements from CFC divided by total equity investments in CFC). Members that have a leverage ratio with CFC in excess of a level in the policy are required to purchase additional subordinated certificates as a condition to receiving a loan or credit enhancement. CFC paid a total of $47 million in interest to holders of subordinated certificates during fiscal year 2003 compared to a total of $44 million for the prior year.

Equity

Under current policy, CFC returns 70% of the allocated margins in the next fiscal year, with the remaining 30% to be held and then retired at a future date (currently 15 years), as permitted by CFC's contractual obligations and to the extent that the board of directors in its discretion determines that the financial condition of CFC will not be impaired as a result. During the next six years, CFC plans to retire the unretired allocations representing allocated margins for fiscal years 1991, 1992 and 1993, all of which had been allocated under a previous retirement policy. The unretired allocations do not earn interest and are junior to all debt instruments, including subordinated certificates. On September 3, 2002, CFC's Board of Directors authorized the retirement of $74 million of allocated margins, which included $18 million to RTFC. On January 16, 2003, RTFC retired $19 million of allocated margins which represented 70% of its fiscal year 2002 margin, including the allocation from CFC.

At May 31, 2003, CFC had $454 million in retained equity excluding the derivative forward value and foreign currency adjustments, which included $1 million of membership fees, $2 million for the education fund, $90 million of members' capital reserve and $361 million of allocated but unretired allocations to members, compared to a total of $352 million for the prior year.

Contractual Obligations
The following table summarizes CFC's contractual obligations at May 31, 2003 and the related principal amortization and maturities by fiscal year:

		Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding						Remaining
Instrument	Balance	2004	2005	2006	2007	2008	Years
Notes payable (1)	$4,898	$4,898	$-	$-	$-	$-	$-
Long-term debt (2)	11,875	-	2,292	2,939	1,094	814	4,736
Subordinated deferrable debt	650	-	-	-	-	-	650
Members' subordinated certificates (3)	1,061	13	9	45	17	4	973
Total contractual obligations	$18,484	$4,911	$2,301	$2,984	$1,111	$818	$6,359

(1) Includes commercial paper, bank bid notes, daily liquidity fund and long-term debt due in less than one year prior to reclassification of $3,951 million to long-term debt and excludes $150 million for the foreign currency valuation account.

(2) Excludes $3,951 million reclassification from notes payable, $176 million for the foreign currency valuation account and $(1) million for the long-term debt valuation allowance.

(3) Excludes loan subordinated certificates totaling $647 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc; thus CFC is unable to maintain an amortization schedule for these certificates. Over the past three years, annual amortization on these certificates has averaged $27 million. In fiscal year 2003, amortization represented 5% of amortizing loan subordinated certificates outstanding.

Off-Balance Sheet Obligations
Guarantees
The following chart provides a breakout of guarantees outstanding by type.
			Increase/
(Dollar amounts in thousands)	May 31, 2003	May 31, 2002	(Decrease)
Long-term tax-exempt bonds	$900	$941	$(41)
Debt portions of leveraged lease transactions	34	41	(7)
Indemnifications of tax benefit transfers	185	208	(23)
Letters of credit	314	311	3
Other guarantees	471	555	(84)
Total	$1,904	$2,056	$(152)

The decrease in total guarantees outstanding at May 31, 2003 compared to the prior year was due primarily to decreases in the amount of NCSC commercial paper guaranteed by CFC and to normal amortization on tax-exempt bonds and tax benefit transfers.

The following table summarizes CFC's off-balance sheet obligations at May 31, 2003 and the related principal amortization and maturities by fiscal year:

(Dollar amounts in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
Instrument	Balance	2004	2005	2006	2007	2008	Years
Guarantees (1)	$1,904	$286	$107	$255	$199	$193	$864

(1) On a total of $829 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered in connection with periodic interest rate resets or called for redemption if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Commitments
Unadvanced Commitments

CFC experienced a decrease of $324 million in gross unadvanced loan commitments to a total of $11,689 million at May 31, 2003. Unadvanced commitments include loans approved by CFC for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most such commitments. Approximately 48% of the outstanding commitments at May 31, 2003 were for short-term or line of credit loans compared to 44% for the prior year. Approximately 33% of the unadvanced commitments at May 31, 2003 were approved under the Power Vision Program and will expire if not advanced within 60 months of approval unless the draw period is extended by CFC, compared to 37% for the prior year. Under the Power Vision Program, CFC pre-approved senior secured loans to certain of its electric distribution members provided that they maintain appropriate financial ratios. To qualify for the advance of funds under all commitments, a borrower must assure CFC that there has been no material adverse change in its financial condition since the loan was approved.

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

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at May 31, 2003 was 23.58, a decrease from 67.14 at May 31, 2002. The decrease in the leverage ratio is due to an increase of $602 million in equity and a decrease of $152 million in guarantees, offset by an increase of $29 million to total liabilities. The increase to equity was primarily due to an increase of $540 million in the fair value of CFC's derivative instruments and foreign currency adjustments and $137 million in the current year net margin prior to derivative forward value and foreign currency adjustments offset by the retirement of $75 million of prior years' allocated net margins. For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, CFC adjusts the leverage ratio calculation to exclude derivative liabilities, foreign currency valuation account, to use members' equity rather than total equity and to include subordinated debt and subordinated certificates as equity. At May 31, 2003 and 2002, the leverage ratio reflecting these adjustments was 6.63 and 7.18, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its leverage ratio calculation. The decrease in the adjusted leverage ratio is due to a decrease in adjusted liabilities of $489 million, a decrease of $152 million in guarantees and an increase in adjusted equity of $129 million. The decrease in liabilities is due primarily to a decrease of $501 million in debt required to fund the outstanding loan balance, excluding the adjustment for debt denominated in a foreign currency. The increase in equity is due primarily to the adjusted net margin of $137 million offset by the patronage capital retirement of $75 million and the increases to subordinated deferrable debt of $50 million and subordinated certificates of $16 million. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

Debt to Equity Ratio

The debt to equity ratio is calculated by dividing total liabilities outstanding by total equity. The debt to equity ratio, based on this formula, at May 31, 2003 was 21.53, a decrease from 60.88 at May 31, 2002. The decrease in the debt to equity ratio was due to the increase of $602 million in equity and decrease of $29 million to total liabilities as noted above. Consistent with the covenant requirements on its revolving credit agreements and for internal management purposes, CFC adjusts the debt to equity ratio calculation to exclude the derivative liabilities, foreign currency valuation account, to use members' equity and to include subordinated debt, subordinated certificates and the loan loss allowance as equity. At May 31, 2003 and 2002, the debt to equity ratio reflecting these adjustments was 4.96 and 5.40, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its debt to equity ratio calculation. The decrease in the adjusted debt to equity ratio is due to a decrease in adjusted liabilities of $489 million and an increase in adjusted equity of $187 million. In addition to the changes to total liabilities and equity described above in the leverage ratio, CFC includes the loan loss allowance as equity in the adjusted debt to equity ratio. The balance of the loan loss allowance increased by $58 million due to a provision for loan loss of $68 million and net write-offs of $10 million during the year. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

CFC's management is committed to maintaining the adjusted leverage and adjusted debt to equity ratios within a range required for a strong credit rating. CFC's policy regarding the purchase of loan subordinated certificates requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% of the loan for distribution systems, 7% of the loan for power supply systems and 10% of the loan for all other systems. For non-standard credit facilities, the borrower is required to purchase interest bearing certificates in amounts determined appropriate by CFC based on the circumstances of the transaction. CFC also created a members' capital reserve, in which a portion of the net margin is held annually rather than allocated back to the members. CFC can allocate the members' capital reserve back to its members if it chooses. CFC's management will continue to monitor the adjusted leverage and adjusted debt to equity ratios. If required, additional policy changes will be made to maintain the adjusted ratios within an acceptable range.

Revolving Credit Agreements

At May 31, 2003 and 2002, CFC had three revolving credit agreements totaling $3,806 million and $4,562 million, respectively, which were used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by NCSC and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser. Under a three-year agreement in effect at May 31, 2003 and 2002, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. There were two 364-day agreements totaling $2,778 million and $3,534 million at May 31, 2003 and 2002, respectively. The $3,534 million of 364-day agreements in place at May 31, 2002 were scheduled to expire on August 7, 2002 and were replaced on July 1, 2002 with two 364-day agreements totaling $2,678 million and expiring on June 30, 2003. Under one 364-day agreement, the amount CFC could borrow decreased from $3,084 million at May 31, 2002 to $2,378 million. Under the second 364-day agreement, the amount CFC could borrow decreased from $450 million at May 31, 2002 to $300 million. On March 6, 2003, this agreement was amended and increased the amount of credit available under the agreement from $300 million to $400 million.

The agreements in place at May 31, 2003 were replaced on June 30, 2003 with two 364-day agreements totaling $2,923 million expiring on June 28, 2004. Under one 364-day agreement, the amount that CFC could borrow increased from $2,378 million at May 31, 2003 to $2,523 million. There was no change to the amount of the second 364-day agreement for $400 million. Both 364-day agreements have a revolving credit period that terminates on June 28, 2004 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. For the purpose of the revolving credit agreements, non-cash adjustments related to SFAS 133 and pursuant to amendments dated August 13, 2003, SFAS 52, Foreign Currency Translation, are excluded from the covenant calculations. The fixed charge coverage ratio is calculated by adding the cost of funds adjusted to include the derivative cash settlements to net margin adjusted to exclude the derivative forward value, foreign currency adjustments and the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. This is the same calculation as CFC's adjusted TIER. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes to its TIER calculation to exclude the impact of SFAS 133 and foreign currency adjustments. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and subordinated deferrable debt. Senior debt includes guarantees; however, it excludes:

guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor's Corporation or Baa1 by Moody's Investors Service;
indebtedness incurred to fund RUS guaranteed loans;

the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor's Corporation or a financial strength rating of Aaa by Moody's Investors Service; and

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements.

Based on the ability to borrow under the bank line facilities, CFC classified $3,951 million and $3,706 million, respectively, of its notes payable outstanding as long-term debt at May 31, 2003 and May 31, 2002.

Asset/Liability Management

A key element of CFC's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margin and retain liquidity. Throughout the asset/liability management discussion, the term repricing refers to the resetting of interest rates for a loan and does not represent the maturity of a loan. Therefore, loans that reprice do not represent amounts that will be available to service debt or fund CFC's operations.

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is CFC's policy to manage the match funding of asset and liability repricing terms within a range of 3% of total assets. At May 31, 2003, CFC had $12,426 million of fixed rate assets amortizing or repricing, funded by $10,090 million of fixed rate liabilities maturing during the next 30 years and $2,076 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $260 million or 1.31% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, and commercial paper, CFC's liabilities have average maturities that closely match the repricing terms (but not the maturities) of CFC's fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

Certain of CFC's collateral trust bonds, subordinated deferrable debt and medium-term notes were issued with early redemption provisions. To the extent borrowers are allowed to convert their fixed rate loans to a variable interest rate and to the extent it is beneficial, CFC takes advantage of these early redemption privileges. However, because conversions can take place at different intervals from early redemptions, CFC charges conversion fees designed to compensate for any additional interest rate risk assumed by CFC.

CFC makes use of an interest rate gap analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members' subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and for the portfolio as a whole. There are no scheduled maturities for the members' equity, primarily unretired patronage capital allocations. The non-amortizing members' subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing members' subordinated certificates and members' equity are first used to "fill" any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed to be funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or members' equity and members' certificates is used to calculate an adjusted TIER for each year and for the portfolio as a whole. The schedule allows CFC to analyze the impact on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. See "Non-GAAP Financial Measures" for further explanation and reconciliation of the adjustments to TIER.

The following chart shows the scheduled amortization and maturity of fixed rate assets and liabilities outstanding at May 31, 2003.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of May 31, 2003

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$2,797	$3,486	$1,394	$2,522	$1,824	$403	$12,426
Total assets	$2,797	$3,486	$1,394	$2,522	$1,824	$403	$12,426

Liabilities and members' equity:
Long-term debt	$2,590	$3,681	$1,030	$1,682	$416	$691	$10,090
Subordinated certificates	67	91	87	507	626	134	1,512
Members' equity (1)	-	-	-	204	360	-	564
Total liabilities and members' equity	$2,657	$3,772	$1,117	$2,393	$1,402	$825	$12,166

Gap (2)	$(140)	$286	$(277)	$(129)	$(422)	$422	$(260)
Cumulative gap	$(140)	$146	$(131)	$(260)	$(682)	$(260)
Cumulative gap as a % of total assets (3)	(0.71)%	0.74%	(0.66)%	(1.31)%	(3.44)%	(1.31)%
(1)	See "Non-GAAP Financial Measures" for further explanation of why CFC uses members' equity in its analysis of the funding of its loan portfolio.
(2)	Liabilities and members' equity less assets.
(3)	Total assets represents total assets in the combined balance sheet less derivative assets.

Derivative and Financial Instruments

All the financial instruments to which CFC was a party at May 31, 2003 were entered into or contracted for purposes other than trading. The following table provides the significant balances and contract terms related to the financial instruments at May 31, 2003.

(Dollar amounts in millions)			Principal Amortization and Maturities
	Outstanding							Remaining
Instrument	Balance	Fair Value	2004	2005	2006	2007	2008	Years
Investments	$2	$2	$2	$-	$-	$-	$-	$-
Average rate	1.15%		-	-	-	-	-	-
Long-term fixed rate loans (1)	12,426	12,307	745	614	492	491	543	9,541
Average rate	5.86%		6.43%	5.35%	5.97%	6.10%	6.21%	5.81%
Long-term variable rate loans (2)	5,195	5,195	379	319	375	286	230	3,606
Average rate (3)	4.09%		-	-	-	-	-	-
Intermediate-term loans (4)	84	84	38	44	2	-	-	-
Average rate	4.05%		4.52%	3.62%	4.23%	-	-	-
Line of credit loans (5)	1,108	1,108	1,108	-	-	-	-	-
Average rate (3)	3.98%		3.98%	-	-	-	-	-
RUS Guaranteed FFB Refinance	43	43	1	1	2	2	2	35
Average rate (3)	-		-	-	-	-	-	-
Nonperforming loans	-	-	-	-	-	-	-	-
Average rate (3)	-		-	-	-	-	-	-
Restructured loans (6)	629	387	25	24	24	24	25	507
Average rate	-		-	-	-	-	-	-
Liabilities and equity:
Notes payable (7)	4,898	4,900	4,898	-	-	-	-	-
Average rate	2.04%		2.04%	-	-	-	-	-
Medium-term notes (8)	5,882	6,740	-	393	493	995	16	3,985
Average rate	6.29%		-	2.40%	4.37%	6.33%	6.35%	6.90%
Collateral trust bonds (8)	5,993	6,441	-	1,899	2,445	100	798	751
Average rate	5.17%		-	4.68%	5.28%	7.30%	4.75%	6.24%
Subordinated deferrable debt	650	686	-	-	-	-	-	650
Average rate	7.32%		-	-	-	-	-	7.32%
Subordinated certificates (9)	1,061	N/A	13	9	45	17	4	973
Average rate	4.46%		5.41%	3.52%	5.31%	5.23%	4.63%	4.41%
(1)	The principal amount of fixed rate loans is the total of scheduled principal amortizations and scheduled repricings. Includes $206 of loans guaranteed by RUS.
(2)	Long-term variable rate loans include $18 million of loans guaranteed by RUS.
(3)	Variable rates are set the first day of each month.
(4)	There is no scheduled amortization for intermediate-term variable rate loans.
(5)	The principal amount of line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.
(6)	Amortization based on scheduled repayments. Assumes an accrual rate of 0% for CoServ and ECO.
(7)

Notes payable includes commercial paper, bank bid notes and long-term debt due in less than one year prior to reclassification of $3,951 million to long-term debt and excludes $150 million for the foreign currency valuation account.

(8)	Prior to reclassification of $3,951 million from notes payable and excludes $(1) million for the long-term debt valuation allowance and $176 million for the foreign currency valuation account.
(9)

Fair value has not been included as it is impracticable to develop a discount rate that measures fair value (see Note 12 to the combined financial statements). Excludes loan subordinated certificates totaling $647 million that amortize annually based on the outstanding balance of the related loan, therefore there is no scheduled amortization. Over the past three years, annual amortization on these certificates has averaged $27 million. In fiscal year 2003, amortization represented 5% of amortizing loan subordinated certificates outstanding.

The following table provides the notional amount, average rate paid, average rate received and maturity dates for the interest rate exchange agreements to which CFC was a party at May 31, 2003.

(Dollar amounts in millions)	Notional		Notional Amortization and Maturities
	Principal							Remaining
Instruments	Amount	Fair Value	2004	2005	2006	2007	2008	Years
Interest rate exchange agreements	$15,345	$450	$2,177	$2,942	$3,198	$1,160	$682	$5,186
Average rate paid	3.28%
Average rate received	3.86%

The following table provides the notional amount in U.S. dollars, average exchange rate and maturity dates for the cross currency and cross currency interest rate exchange agreements to which CFC was a party at May 31, 2003.

(Dollar amounts in millions)	Notional		Notional Amortization and Maturities
	Principal							Remaining
Instruments	Amount	Fair Value	2004	2005	2006	2007	2008	Years
Cross currency and cross currency
interest rate exchange agreements	$1,262	$356	$439	$-	$390	$433	$-	$-
Average exchange rate - Euro	1.069

Market Risk

CFC's primary market risks are interest rate risk and liquidity risk. CFC is also exposed to counterparty risk as a result of entering into interest rate, cross currency and cross currency interest rate exchange agreements.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 50). The analysis will indicate the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets, excluding derivative assets. At May 31, 2003 and 2002, fixed rate loans funded with variable rate debt represented 1.31% and 0.43% of total assets, excluding derivative assets, respectively. At May 31, 2003, CFC had $260 million of excess fixed rate assets compared to fixed rate liabilities and members' equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, members' subordinated certificates and members' equity to fund variable rate loans. At May 31, 2003 and 2002, 36% and 44%, respectively, of loans carried variable interest rates.

CFC faces liquidity risk in the funding of its loan portfolio. CFC offers long-term loans with maturities of up to 35 years and line of credit loans that are required to be paid down annually. On long-term loans CFC offers a variety of interest rate options, including the ability to fix the interest rate for terms of 1 year through maturity. At May 31, 2003, CFC has a total of $2,911 million of long-term debt maturing prior to May 31, 2004, excluding $150 million of foreign currency valuation related to medium-term notes. CFC funds the loan portfolio with a variety of debt instruments and its members' equity. CFC typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. CFC may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, CFC is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include CFC maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At May 31, 2003 and 2002, CFC had a total of $3,806 million and $4,562 million in revolving credit agreements and bank lines of credit. On June 30, 2003, this amount increased to a total of $3,951 million.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 54). CFC also maintains shelf registrations with the SEC for its collateral trust bonds, medium-term notes and subordinated deferrable debt. At May 31, 2003 and 2002, CFC had effective shelf registrations totaling $1,375 million and $2,875 million related to collateral trust bonds, $3,143 million and $5,299 million related to medium-term notes and $150 million and $75 million related to subordinated deferrable debt, respectively. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At May 31, 2003 and 2002, CFC had zero and $85 million of commercial paper, respectively, and $1,637 million and $1,705 million of medium-term notes, respectively, outstanding to European and Asia Pacific investors. At May 31, 2003, CFC had total internal issuance authority totaling $1,000 million related to commercial paper and $4,000 million related to medium-term notes under these programs.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, CFC only enters into these agreements with financial institutions with investment grade ratings. At May 31, 2003 and 2002, CFC was a party to interest rate exchange agreements with notional amounts totaling $15,345 million and $12,667 million, respectively, and cross currency and cross currency interest rate exchange agreements with notional amounts totaling $1,262 million and $1,408 million, respectively. To date, CFC has not experienced a failure of a counterparty to perform as required under any of these agreements. At May 31, 2003, CFC's interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from BBB+ to AAA as assigned by Standard & Poor's Corporation.

CFC uses three types of interest rate exchange agreements: (1) CFC pays a fixed rate and receives a variable rate, (2) CFC pays a variable rate and receives a different variable rate and (3) CFC pays a variable rate and receives a fixed rate. The following chart provides a breakout of the interest rate exchange agreements at May 31, 2003 by type of agreement.

(Dollar amounts in millions)	Notional Amount	Average Rate Paid	Average Rate Received
Pay fixed / receive variable	$6,595	4.343%	1.253%
Pay variable / receive variable	700	1.341%	1.320%
Pay variable / receive fixed	8,050	2.572%	6.209%
Total	$15,345	3.277%	3.856%

Foreign Currency Risk

CFC may issue commercial paper, medium-term notes or bonds denominated in foreign currencies. For any such obligation issued, CFC expects to enter into a cross currency or cross currency interest rate exchange agreement with a highly-rated counterparty. At May 31, 2003, CFC had a total of $1,262 million of medium-term notes denominated in Euros for which cross currency and cross currency interest rate exchange agreements were in place obligating CFC to pay interest and principal in U.S. dollars based on an exchange rate fixed at the date of issuance. At May 31, 2002, this amount was $1,262 million and $146 million denominated in Euros and Yen, respectively. CFC's foreign currency valuation account, which represents the change in the foreign exchange rate from the date of issuance to the reporting date, increased the debt balance by $326 million and decreased the debt balance by $2 million at May 31, 2003 and 2002, respectively. The change in the value of the foreign denominated debt was offset by the change in the fair value of the cross currency and cross currency interest rate exchange agreements.

Rating Triggers

There are rating triggers associated with $11,059 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. The rating triggers are based on CFC's senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (medium-term note ratings from chart below). If the rating for either counterparty falls below the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $2,183 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $8,876 million.

At May 31, 2003, CFC had a fair value of $116 million, comprised of $186 million that would be due to CFC and $70 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated and a fair value of $405 million, comprised of $573 million that would be due to CFC and $168 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

Credit Ratings
CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings. The following table presents CFC's credit ratings at May 31, 2003 and 2002.

	Moody's Investors	Standard & Poor's
	Service	Corporation	Fitch Ratings
Direct:
Collateral trust bonds	A1	A+	A+
Medium-term notes	A2	A	A
Subordinated deferrable debt	A3	BBB+	A-
Commercial paper	P-1	A-1	F-1

Guarantees:
Leveraged lease debt	A2	A	A
Pooled bonds	A1	A	A
Other bonds	A2	A	A
Short-term	P-1	A-1	F-1

The ratings listed above have the meaning as defined by each of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating organizations.

As a result of the level of exposure to CoServ and telecommunications systems, as well as the general negative outlook for electric utilities related to energy trading and the problems experienced in California, Moody's Investors Service has CFC's ratings on negative outlook. Fitch Ratings and Standard & Poor's Corporation revised CFC's ratings outlook from negative to stable on October 28, 2002 and July 15, 2003, respectively.

Member Investments
At May 31, 2003 and 2002, CFC's members provided 17.9% and 16.4% of adjusted total capitalization as follows:

MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

(Dollar amounts in millions)	2003	% of Total (1)	2002	% of Total (1)
Commercial paper (2)	$1,041	55%	$956	30%
Medium-term notes	297	3%	235	3%
Members' subordinated certificates	1,708	100%	1,692	100%
Members' equity (3)	454	100%	392	100%
Total	$3,500		$3,275
Percentage of total capitalization	17.2%		16.5%
Percentage of adjusted total capitalization (3)	17.9%		16.4%

(1)Represents the percentage of each line item outstanding to CFC members.
(2)Includes the $111 million and $45 million related to the daily liquidity fund at May 31, 2003 and 2002, respectively.
(3)See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity

The total amount of member investments increased $225 million at May 31, 2003 compared to May 31, 2002 due to the $85 million increase in member commercial paper, the $62 million increase in member medium-term notes, the $16 million increase in members' subordinated certificates and the $62 million increase in members' equity. Total commercial paper decreased during the year ended May 31, 2003 by $1,251 million, while the member commercial paper investments increased by $85 million. The impact of this activity was an increase in the percentage of member investments as compared to total investments. Total capitalization includes notes payable, long-term debt, subordinated deferrable debt, members' subordinated certificates and total equity. Total capitalization at May 31, 2003 was $20,386 million compared to $19,890 million at May 31, 2002. Adjusted total capitalization excludes the derivative long-term debt valuation allowance and the foreign currency valuation account from total liabilities and excludes the impact of SFAS 133 and foreign currency adjustments from total equity. Adjusted total capitalization at May 31, 2003 and 2002, was $19,585 million, a decrease of $369 million compared to the adjusted total capitalization of $19,954 million at May 31, 2002. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjustments made to total capitalization. When the loan loss allowance is added to both membership contributions and adjusted total capitalization, the percentages of membership investments to adjusted total capitalization are 20.2% and 18.5% at May 31, 2003 and May 31, 2002, respectively.

Financial and Industry Outlook

Loan Growth

During the year ended May 31, 2003, CFC experienced a decrease in gross loans outstanding of $563 million or 3%. It is anticipated that the balance of the loan portfolio will remain stable during the next few years. For its fiscal year ending September 30, 2004, RUS has authority for direct lending of $2.0 billion and $2.1 billion of authority for loan guarantees. Loans from the FFB with an RUS guarantee represent a lower cost option for rural electric utilities compared to CFC. CFC anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and cannot borrow under the insured loan program from RUS for ten years after the prepayment, from distribution system borrowers that cannot wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems. CFC anticipates that the telecommunications loan balance will decline slightly due to the slower pace of both infrastructure capital requirements and asset acquisitions.

Liquidity

At May 31, 2003, CFC had $1,986 million of commercial paper, daily liquidity fund and bank bid notes and $2,911 million of medium-term notes and collateral trust bonds scheduled to mature during the next twelve months, excluding $150 million of foreign currency valuation. CFC's members held commercial paper (including the daily liquidity fund) totaling $1,041 million or approximately 55% of the total commercial paper outstanding at May 31, 2003. Commercial paper issued through dealers and bank bid notes represented less than 5% of CFC's total debt outstanding at May 31, 2003. CFC intends to maintain the balance of dealer commercial paper at 15% or less of total debt outstanding during fiscal year 2004. During the next twelve months, CFC plans to refinance the $2,911 million of medium-term notes and collateral trust bonds maturing and fund new loan growth with loan repayments from borrowers and by issuing a combination of commercial paper, medium-term notes and collateral trust bonds. At May 31, 2003, CFC had effective registration statements covering $1,375 million of collateral trust bonds, $3,143 million of medium-term notes and $150 million of subordinated deferrable debt. CFC may increase the use of commercial paper in the funding of loans in fiscal year 2004, although it will plan to maintain the balance within the limit described above. CFC limits the amount of commercial paper to the amount of back-up liquidity provided by its revolving credit agreements so there is 100% coverage of outstanding commercial paper. In addition, CFC has Board authorization to issue up to $1,000 million of commercial paper and $4,000 million of medium-term notes in the European market and 2,000 million Australian dollars of medium-term notes in the Australian market. Subsequent to the end of the year, in July 2003, CFC's Board gave staff the authority to increase the effective shelf registrations for medium-term notes, collateral trust bonds and subordinated deferrable debt by $2,000 million, $2,000 million and $500 million, respectively.

Equity Retention

CFC made policy changes in fiscal year 2000 that were intended to increase the amount of equity retained. During fiscal year 2002, the balance of members' equity and subordinated certificates increased by $108 million. During the year ended May 31, 2003, the balance of members' equity and subordinated certificates increased by $79 million. The decrease in loans outstanding reduced the growth in members' equity during fiscal year 2003. However, the decrease in loans outstanding has also reduced the required provision to CFC's loan loss allowance. During the year ended May 31, 2003, CFC experienced an increase of $619 million to total equity and members' certificates. A total of $540 million of this increase was as a result of a net increase in the forward value of its derivatives and foreign currency adjustments. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to TIER.

Adjusted Gross Margin

The adjusted gross margin earned on loans, for the year ended May 31, 2003 was 1.33%, which represents a decrease from the 1.69% earned for the year ended May 31, 2002. The decrease was due to increases in the cost of funding as a result of issuing long-term debt to refinance commercial paper which were not passed on to borrowers. CFC lowered its long-term variable interest rates by 85 basis points and its line of credit interest rates by 100 basis points during fiscal year 2003. CFC was able to lower its interest rates due to the reduction to the rates on short-term funding as a result of reductions made by the Federal Reserve and due to a smaller loan loss provision as compared to the prior year. CFC has lowered its variable interest rates by an additional 55 basis points since May 31, 2003. This level of reduction to interest rates will most likely not occur in the cost of funding, thus the gross margin spread should decrease below the 1.33% for the year ended May 31, 2003. CFC's goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. Thus, CFC does not try to maximize the adjusted gross margin it earns on its loans to members. As long as CFC meets its operating goal of a 1.12 adjusted TIER, CFC does not intend to pass the increase in its cost of funding on to its borrowers. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to gross margin and TIER.

Adjusted Leverage and Adjusted Debt to Equity Ratios

During the year ended May 31, 2003, CFC's adjusted leverage and adjusted debt to equity ratios decreased. The adjusted leverage ratio decreased from 7.18 at May 31, 2002 to 6.63 at May 31, 2003. The adjusted debt to equity ratio decreased from 5.40 at May 31, 2002 to 4.96 at May 31, 2003. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments. CFC expects the debt to equity and leverage ratios to increase slightly in the first quarter of fiscal year 2004 due to the retirement of allocated net margins from fiscal years 1991, 1992, 1993 and 2003. CFC expects the ratios at May 31, 2004 to be at the same level or slightly lower than they were at May 31, 2003. CFC expects that net margins earned during fiscal year 2004 will offset the reduction to equity in the first quarter due to the retirement of allocated net margins.

Loan Impairment

When CFC's variable interest rates increase, the calculated impairment will increase and when CFC's variable interest rates decrease, the calculated impairment will decrease. The calculated impairment represents an opportunity cost, as it is a comparison of the yield that CFC would have earned on the original loan versus the expected yield on the restructured loan. CFC will have to adjust the specific reserve it holds for impaired loans based on changes to its variable interest rates, which could impact the balance of the loan loss allowance and the combined statement of operations through an increased provision for loan losses or as an increase to income through the recapture of amounts previously included in the provision for loan losses. CFC's long-term variable and line of credit interest rates are currently at historic low levels, therefore CFC expects that these rates may increase in the near term resulting in an increase to calculated impairments. As CFC's interest rates increase, its operating income and gross margin will increase giving it the financial flexibility to provide for additions to the loan loss allowance to cover increased loan impairments. At this time, an increase of 25 basis points to CFC's variable interest rates results in an increase of $13 million to the calculated impairment.

CoServ

CoServ made the required quarterly payments on March 31, 2003 and June 30, 2003. These payments are scheduled to continue for 35 years and should total approximately $975 million. CFC will maintain the CoServ loan on non-accrual status in the near future. CFC may also be required to provide up to $200 million of additional senior secured capital expenditure loans to CoServ over the next 10 years. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC.

Credit Concentration

Total loans and guarantees outstanding to the ten largest borrowers at May 31, 2003 totaled $5,378 million and represented 25% of CFC's total loans and guarantees outstanding, a decrease from $5,893 million representing 27% of total loans and guarantees at May 31, 2002. The ten largest borrowers are all expected to perform according to the terms of their loan agreements during fiscal year 2004. CFC plans to strictly monitor the amount of loans extended to its largest borrowers to manage the credit concentration downward.

Loan Loss Allowance

In fiscal year 2003, CFC wrote off a total of $11 million and had recoveries of $1 million related to prior year write-offs, for a total net write-off of $10 million. This increased the net total write-offs since inception to $116 million. At this time it is difficult to estimate the total amount of loans that will be written off during fiscal year 2004. CFC does not anticipate any write-offs related to its ten largest borrowers during fiscal year 2004. CFC believes that the current loan loss allowance of $565 million, which includes specific reserves of $164 million for impaired borrowers, and the provision, if any, during fiscal year 2004 will be sufficient to allow the loan loss allowance to be adequate at May 31, 2004.

Credit Ratings

In January 2002, Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings, downgraded CFC's debt ratings by one tick and placed CFC's long-term ratings on negative outlook. Fitch Ratings and Standard & Poor's Corporation revised CFC's ratings outlook from negative to stable on October 28, 2002 and July 15, 2003, respectively. CFC has taken actions to reduce the level of commercial paper outstanding, increase equity retention, manage the adjusted debt to equity and adjusted leverage ratios and experienced positive performance in its loan portfolio. CFC believes that these actions represent significant progress toward meeting the expectations of the agencies. CFC has meetings scheduled with all three rating agencies in August and September 2003 to review the fiscal year 2003 operating results.

Accounting for Derivatives and Foreign Denominated Debt

On June 1, 2001, CFC implemented SFAS 133. At May 31, 2003, CFC had a derivative asset of $1,160 million, a derivative liability of $355 million and a long-term debt valuation allowance that decreases long-term debt by $1 million. Accumulated other comprehensive losses from inception to date for derivatives were $47 million at May 31, 2003. During the year ended May 31, 2003, CFC was required to recognize income, representing the derivative forward value and amortization related to the transition adjustment and long-term debt valuation allowance, of $757 million. CFC also recognized expense of $243 million for the year ended May 31, 2003 representing the change in foreign currency exchange rates at the reporting date. CFC's total equity increased by $602 million during fiscal year 2003, $540 million of which was due to required SFAS 133 and SFAS 52 entries to record the increase in the forward value of interest rate, cross currency and cross currency interest rate exchange agreements offset by the change in value at the reporting date of foreign denominated debt. As interest rates and currency exchange rates in the capital markets increase or decrease, the fair value of these derivative instruments will change. As a result of implementing SFAS 133, CFC has experienced and anticipates continued increased volatility in reported net margin, other comprehensive income or loss and the total equity balance. CFC is neither a dealer nor trader of derivatives and intends to hold all derivatives through maturity. The adjustments made to record the forward value of derivatives and the outstanding balance of foreign denominated debt based on current exchange rates on the combined balance sheet do not represent current cash flows, but rather an estimate of the net present value of all future cash settlements on derivatives based on the future expectation of interest rates through maturity of CFC's derivatives and the change in foreign currency exchange rates at the reporting date.

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

See Market Risk discussion on pages 52 to 53.

Item 8.	Financial Statements and Supplementary Data.

The combined financial statements, auditors' report and combined quarterly financial results are included on pages 71 through 107 (see Note 15 to combined financial statements for a summary of the quarterly results of CFC's operations).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 16, 2002, CFC dismissed Arthur Andersen LLP and engaged Ernst & Young LLP as its independent public accountants for the fiscal year ended May 31, 2002. The audit committee of CFC's board of directors approved the dismissal of Arthur Andersen LLP.

Arthur Andersen LLP's report on CFC's financial statements for the fiscal year ended May 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended May 31, 2001 and through the date of this annual report, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report on CFC's financial statements for such year and there also were no "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC), and CFC did not (nor did anyone on its behalf) consult with Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on CFC's financial statements, or any other matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

CFC provided Arthur Andersen LLP with a copy of the above disclosures. In a letter dated April 19, 2002, Arthur Andersen LLP confirmed its agreement with such statements.

Item 9A.	Controls and Procedures

As of the end of CFC's most recent fiscal year, CFC carried out an evaluation, under the supervision and with the participation of CFC's management, including CFC's Chief Executive Officer and Chief Financial Officer, of the effectiveness of CFC's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that CFC's disclosure controls and procedures are effective, except as described below.

Upon adoption of SFAS 133 in fiscal year 2002, CFC appropriately recorded on the combined balance sheet cross currency and cross currency interest rate exchange agreements at their fair value with changes in the fair value reported in the combined statement of operations or other comprehensive income as required by SFAS 133. However, CFC did not adjust the value of the foreign denominated debt reported on the combined balance sheet as required by SFAS 52 to reflect the change in the currency exchange rate since the date of issuance. Instead, during fiscal year 2002 and the first three quarters of fiscal year 2003, CFC reported the foreign denominated debt on its combined balance sheet at the currency exchange rate fixed by the cross currency and cross currency interest rate exchange agreements. CFC has restated the combined statement of operations and combined balance sheet for all reporting periods since June 1, 2001 to reflect the adjustment to the current value of the foreign denominated debt outstanding. As a result of the foregoing, and consistent with the recommendations of CFC's external auditors, Ernst & Young LLP, CFC is reviewing its disclosure controls and procedures relating to the adoption of new accounting pronouncements and is in the process of adopting appropriate changes to its disclosure controls and procedures in order to prevent and detect such items in the future.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by CFC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a)	Directors
		Director	Date present
Name	Age	Since	term expires

Stephen R. Louder (President of CFC)	51	1998	2004
Robert A. Caudle (Vice President of CFC)	58	1999	2005
James P. Duncan (Secretary-Treasurer of CFC)	56	2000	2003
Roger Arthur	56	2003	2006
Roger A. Ball	58	2003	2006
Darlene H. Carpenter	57	2001	2004
Cletus Carter	62	2001	2004
J. Malloy Chandler	56	2002	2005
David J. Cowan	66	2003	2006
Glenn English	62	1994	2004
Steven J. Haaven	52	2003	2006
Craig A. Harting	45	2002	2005
James A. Hudelson	58	1999	2005
Terryl Jacobs	44	2002	2005
Tom Kirby	48	2002	2005
Timothy Reeves	55	1998	2004
Gale Rettkowski	57	2001	2006
Ronald P. Salyer	38	2003	2006
Brian D. Schlagel	53	1998	2004
Charles Wayne Whitaker	53	2003	2006
Bobby W. Williams	66	2001	2004
Eric P. Yould	58	2001	2004

(b)	Executive Officers

			Held present
Title	Name	Age	office since
President and Director	Stephen R. Louder	51	2003
Vice President and Director	Robert A. Caudle	58	2003
Secretary-Treasurer and Director	James P. Duncan	56	2003
Governor and Chief Executive Officer	Sheldon C. Petersen	50	1995
Senior Vice President of Member Services and General Counsel	John J. List	56	1997
Senior Vice President and Chief Financial Officer	Steven L. Lilly	53	1994
Senior Vice President of Operations	John T. Evans	53	1997
Senior Vice President of Corporate Relations	Richard E. Larochelle	50	1998
Senior Vice President of RTFC	Lawrence Zawalick	45	2000
Senior Vice President of Credit Risk Management	John M. Borak	59	2002

The President, Vice-President and Secretary-Treasurer are elected annually by the board of directors at its first organizational meeting immediately following CFC's annual membership meeting, each to serve a term of one year; the Governor and Chief Executive Officer serves at the pleasure of the board of directors; and the other Executive Officers serve at the pleasure of the Governor and Chief Executive Officer.

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

Mr. Duncan has been the CEO and General Manager of Sumter Electric Cooperative, Inc. in Sumterville, FL, since 1990. In addition, Mr. Duncan has been a director of Seminole Electric Cooperative since 1990, and currently serves as Chairman of the Rate Committee. He has been a board member of Florida Electric Cooperatives Association since 1990 and served as president. He has been Vice President of Sumter County Economic Development Council since January 2000. He has served on the SunTrust-Nature Coast Division board since 2001. He serves as Deputy Campaign Chairperson of the United Way of Lake and Sumter Counties and is active in numerous other community organizations.

Mr. Arthur has been a board member of Allamakee-Clayton Electric Cooperative in Postville, IA, since 1992 and has served as president since 1993. Mr. Arthur serves as president of the Iowa Association of Electric Cooperatives and chairs the Government Relations Standing Committee. He is also a director of the Fayette County Economic Development and board member and vice president of Ag Vantage FS. In addition, Mr. Arthur is a member of the Iowa Farm Bureau and Iowa Pork Producers Association and Iowa Corn and Soybean Association. For the past thirty years, Mr. Arthur has been a farmer; he currently farms 800 acres of corn and soybeans.

Mr. Ball has been a board member of Powell Valley Electric Cooperative in New Tazewell, TN, since 1988 and has served as president since 1995. Mr. Ball is a board member of the Claiborne County Industrial Board, Claiborne County Planning Commission, Lions Club and former president of Claiborne County Chamber of Commerce. He is president of the Private Industry Council and Workforce Investment Board. His former occupations include being a high school teacher and county director of Vocational Education. Mr. Ball is owner/ broker of Ball Realty & Auction, specializing in development and management of commercial property. He is also the operator/manager of a family farm of approximately 500 acres.

Ms. Carpenter was chairman of Rappahannock Electric Cooperative in Fredericksburg, VA, from 1997 to 2000. At present, she still holds positions on the Audit and Annual Meeting Committees at Rappahannock Electric Cooperative. In November of 2001, she took a part-time Business Development Officer position at 2nd Bank & Trust in Culpeper, VA. She is a member of the VA, MD, DE Association of Electric Cooperatives, and has served on the Safety Committee since 1997. Ms. Carpenter was Vice President of the Wachovia Bank NA in Culpeper, VA, from 1966 to 2001. She has been a director of the Culpeper County Chamber of Commerce since 1998 and a member of the CulpeperFest Committee and Small Business Committee. Ms. Carpenter is also a member of the Business & Professional Women's Organization. She was president and committee chairman of the Virginia Bankers Association, Young Bankers Section, from 1980 to 1982, and a former member of the Virginia State Education Assistance Authority Lender Advisory Committee. She was also a former member of various community service organizations including March of Dimes, American Heart Association, Piedmont United Way, and 4-H Club.

Mr. Carter has served as a board member of Tri-County Electric Cooperative in Hooker, OK, since 1977. Mr. Carter has also been director of Oklahoma Association of Electric Cooperatives since 1992. He has been president of Oklahoma REAL Enterprises, a not-for-profit educational organization, since 1992. He is a member of the Oklahoma Cattlemen's Association and the Oklahoma Farmers Union. Mr. Carter is owner of High Plains Seed Company and co-owner of Triple C Cattle Company in Forgan, OK.

Mr. Chandler has been Executive Vice President and General Manager of Pioneer Electric Cooperative, Inc. in Greenville, AL, and has served as director of the Alabama Rural Electric Association since February 1971. He was President of the Alabama Electric Cooperative from 1992 to 1994, and currently serves as chairman of the Corporate Planning and Power Supply Committee, a title he has held since March 1988. In addition, Mr. Chandler served as director of Energy Co-Opportunity from 1999 to 2001, and as director and President of National Rural Telecommunications Cooperative from 1996 to 1998. He also served as chairman of South Alabama Public Power Association from 1976 to 1978. Mr. Chandler is Executive Vice President of Butler County Water Authority, Lowndes County Water Authority, South Dallas Water Authority, and West Dallas Water Authority. He has been President of Acme Propane Gas Co., Inc. since 1998, and of Pioneer Services Corporation since 1986.

Mr. Cowan has served as the president of NRECA in Washington, DC, since 2003. Mr. Cowan's rural electric affiliations include serving as past president and current director and secretary of the board of Adams Electric Co-op in Gettysburg, PA; and since 1998, as board president of AUSCO (subsidiary of Adams Electric); and as past chairman of Continental Cooperative Services. He has also served as director of Allegheny Electric Cooperative and Middle Atlantic Cooperative Services since1998. He is a former chairman, vice chairman and director of the Pennsylvania Rural Electric Association. Mr. Cowan joined Gettysburg College in 1965 where he currently is a professor and the dean of Enrollment and Education Services. He is a former executive assistant to the president, chairman of the physics department, and American Council of Education Fellow in Academic Administration.

Mr. English has been Chief Executive Officer of NRECA in Washington, DC, since March 1994. He served in the United States House of Representatives from 1975 to 1994 where he served on the House Agriculture Committee from 1975 to 1994 and was Chairman of the House Agricultural Subcommittee on Environment, Credit and Rural Development from 1989 to 1994.

Mr. Haaven has been the General Manager of Wild Rice Electric Cooperative in Mahnomen, MN, since 1973. Mr. Haaven is a member of the Rural Electric Political Action Committee Board at Minnesota Rural Electric Association. Mr. Haaven is general manager of the Advisory Committee at EnPower Services and is involved in the Touchstone Energy Project Green Touch in Minnesota State Parks. He is also member, Karian/Peterson Powerline Contracting Board; member, Northern Safety & Security Board; member, Committee To Establish Minnesota Safety, Inc.; board member, Carr's Tree Service. He previously served as office manager and Engineering Aide of Wild Rice Electric Cooperative, and shared CEO, under Management Agreement, of Wild Rice Electric/Red River Valley.

Mr. Harting has been the General Manager of Sullivan County REC in Forksville, PA, since September 1989. He became a member of the Board of United Utility Supply in Louisville, Kentucky in June 1995 and has served on the Management Advisory Committee of the NRECA sponsored Wood Quality Control Program since March 2001. He has been a member of the Board of Partners in Distance Learning in Ashland, PA, since December 1998 and also from 1993 to 1996. He has been a member of the board at the Sullivan County Chamber of Commerce since June 2001. Mr. Harting is a member of the Sullivan County Industrial Development Authority, Northern Tier Regional Planning and Development Commission, and Workforce Investment Board of Towanda, PA. Prior to joining Sullivan County REC, Mr. Harting was the Manager of Engineering Services at Tri-County REC in Mansfield, PA, from January 1980 to September 1989.

Mr. Hudelson has been General Manager of Wyrulec Company in Lingle, WY, since 1976. He became Chairman of the Legislative Committee for the Wyoming Rural Electric Association in 1989. He served as president of Goshen County Economic Development Corporation from 1991 to 1994, and has been a member since 1990. He has been the director for the Eastern Wyoming Development Corporation since 1999.

Ms. Jacobs has served as Board Secretary of Slope Electric Cooperative, Inc. in New England, ND, since June 1999, and has been Director of the cooperative since 1996. She is Vice-Chairman of the resolutions committee for Midwest Electric Consumers Association and has held this position since September 1999. Ms. Jacobs has been an insurance agent since 1986 and worked for Commercial Insurance Agency, Inc. since 2000. She is a member of the North Dakota Farmers Union and is a past committee member of the North Dakota State Farm Service Agency and Mott/Regent School Consolidation Transition Committee.

Mr. Kirby has been a board member of Central Indiana Power in Fortville, IN, since 1991 and is a past chairman of that board. He has also been Director of the Indiana Statewide Association of RECs, Inc. since June 1999. Mr. Kirby has been director of Diagnostic Imaging at Women's Hospital of Indianapolis, Indiana since April 2003. Mr. Kirby was Chief Technologist at Digirad Imaging Solutions, Inc. from June 2001 to April 2003. He was employed as a nuclear medicine technologist at Saint John's Health Corporation from 1981 to 1994. He was also Administrative Director of the cardiology, neurology, and pulmonary medicine departments of Saint John's Health Corporation from 1984 to 1989.

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

Mr. Rettkowski has served on the board of directors of Inland Power and Light Company in Spokane, WA, since March 2000 and was president of the board through March 2003. He has served as Secretary-Treasurer for Northwest Irrigation Utilities since August 1992. He was also a trustee with Lincoln Electric from 1975 to 1995. Mr. Rettkowski is the President of Citizens for Irrigation for the state of Washington and has held this title since September 1991. He is a former director for Big Bend Golf and Country Club and a former trustee of Graingrowers Warehouse Co-op in Wilbur, WA. Mr. Rettkowski has also been involved with agricultural enterprises at Rettkowski Brothers in Wilbur, WA since April 1973.

Mr. Salyer has served as the President/CEO of Pioneer Rural Electric Cooperative in Piqua, OH, since 2001. Mr. Salyer is a member of the Ohio Rural Electric Cooperatives (OREC) Facilities Attachment Committee and chairs the Disaster Recovery Task Force. He is a trustee of Buckeye Power, Inc. and also serves as a member of the Power Delivery Agreement Operating Committee. Mr. Salyer is a former executive vice president and manager of operations of Pioneer Electric Cooperative. He is a former manager of operations of Dayton Power and Light Company in Miamisburg, OH, and he was a key accounts manager of Dayton Power and Light Company in Dayton, OH. He is also a director of Rural Electric Supply Cooperative of Ohio.

Mr. Schlagel has been a director of Morgan County REA, Fort Morgan, CO, since 1990, serving as President from 1997 to 2001. He has owned and operated Schlagel Farms, an irrigated agriculture enterprise, since 1971. Mr. Schlagel is also Chairman of the Board for the Colorado Rural Electric Association, is director of Roggen Farmers Elevator Association and a Fellow of the Colorado Agriculture Leadership Program. He also served as President of Strasburg School District 31-J and Vice President of the Southeast Wild Fire Protection District.

Mr. Whitaker has served as the president and general manager of Southwest Arkansas Electric Cooperative in Texarkana, TX, since 1986. Additional electric affiliations for Mr. Whitaker include: director and former chairman of Arkansas Electric Cooperative Corporation and Arkansas Electric Cooperatives, Inc. He was also a former director of the National Information Solutions Cooperative and former Chairman of the Arkansas Rural Electric Self-Insurance Trust from 1994 to 2002. Mr. Whitaker is a member of the Texarkana Chamber of Commerce and a former chairman of the Legislative Committee.

Mr. Williams has been a director of Georgia Electric Membership Cooperative in Tucker, GA, and South Eastern Electrification Council since 1986. He was a director of Button Gwinett National Bank from 1984 to 1998. He is currently retired. His former occupations include being a supervisor at Time DC Freight Lines from 1958 to 1968, and he was also the owner and chairman of the board of a residential and commercial construction and development company from 1968 to 1997.

Mr. Yould has been the general manager of Alaska 220 Communications, L.L.C. in Anchorage, AK, since 1999 and executive vice president of the ARECA Insurance Exchange since 1997. He has been a member of the Anchorage Chamber of Commerce since 1992, Alaska State Chamber of Commerce since 1992, and the Anchorage Convention and Visitors Bureau since 1993. Mr. Yould serves on the board of the Resources Development Council of Alaska, and Alaska Friends of Kennicott. He is a private airplane pilot. Prior to his working for ARECA, Mr. Yould held various positions including Captain in the U.S. Air Force from 1970 to 1974, vice president with Calista Corporation from 1984 to 1985, vice president with Harza Engineering from 1985 to 1989, Rocky Mountain regional manager with Ebasco Engineering from 1989 to 1995, president and CEO of EMCON Alaska, Inc. from 1996 to 1997, and executive director of the Alaska Power Authority from 1978 to 1983.

Mr. Petersen joined CFC in August 1983 as an area representative. He became the director of Policy Development and Internal Audit in January 1990, director of Credit Analysis in November 1990 and Corporate Secretary on June 1, 1992. He became Assistant to the Governor on May 1, 1993. He became Assistant to the Governor and Acting Administrative Officer on June 1, 1994. He became Governor and CEO on March 1, 1995. Mr. Petersen began his career in the rural electrification program in 1976 as staff assistant for Nishnabotna Rural Electric Cooperative in Harlan, IA. He later served as General Manager of Rock County Electric Cooperative Association in Janesville, WI.

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

Mr. Larochelle joined CFC as director of Corporate Relations in May 1996. He became Senior Vice President of Corporate Relations in August 1998. Prior to joining CFC, he was the Legislative director at NRECA where he worked for 12 years. He also worked at the US Department of Agriculture in the Rural Electrification Administration and the Farmers Home Administration.

Mr. Zawalick joined CFC in 1980. Throughout his career with CFC, Mr. Zawalick has held various positions. In April 1995, he was appointed Vice President of Business Development for CFC and Administrative Coordinator of RTFC. In February 2000, Mr. Zawalick was named CFC's Senior Vice President of RTFC.

Mr. Borak joined CFC in June 2002 as Senior Vice President, Credit Risk Management. Previously, he was with Fleet National Bank, Boston, MA, from 1992-2001 where he was a Senior Credit Officer with risk management and loan approval responsibility for several industry banking portfolios including investor owned utilities. Prior assignments at Fleet in Hartford, CT, included Manager of Credit Review and Manager of Loan Workout in the Connecticut bank.

(f)	Involvement in Certain Legal Proceedings.

None to the knowledge of CFC.

(g)	Promoters and Control Persons.

Inapplicable.

Item 11.	Executive Compensation.

The summary compensation table below sets forth the aggregate remuneration for services in all capacities to CFC, on an accrual basis, for the three years ended May 31, 2003, 2002 and 2001, to the named executive officers. The named executive officers include the CEO and the four next most highly compensated executive officers serving at May 31, 2003, with salary and bonus for fiscal year 2003 in excess of $100,000.

Summary Compensation Table

	Annual Compensation			All Other
	Year	Salary	Bonus	Compensation (1)
Sheldon C. Petersen	2003	$477,500	$105,470	$19,038
Governor and Chief Executive Officer	2002	440,000	82,617	28,186
	2001	400,000	97,422	28,148

Steven L. Lilly	2003	300,000	63,282	13,042
Senior Vice President and Chief	2002	265,000	46,582	16,283
Financial Officer	2001	247,800	56,142	19,442

John J. List	2003	260,000	54,844	19,771
Senior Vice President of Member	2002	229,000	40,254	7,447
Services and General Counsel	2001	219,000	49,617	15,366

John T. Evans	2003	260,000	54,844	17,790
Senior Vice President of Operations	2002	236,000	41,484	9,761
	2001	224,400	50,841	11,536

Lawrence Zawalick	2003	217,000	45,774	16,308
Senior Vice President of RTFC	2002	197,000	34,629	14,511
	2001	188,500	42,707	17,545
(1)

Amounts for fiscal years 2003, 2002 and 2001 include $13,038, $24,403 and $24,423 related to leave accruals and $6,000, $3,783 and $3,725 related to CFC contributions to a savings plan for Mr. Petersen; $7,500, $12,740 and $15,725 related to leave accruals and $5,542, $3,543 and $3,717 related to CFC contributions to a savings plan for Mr. Lilly; $14,429, $3,964 and $11,898 related to leave accruals and $5,342, $3,483 and $3,468 related to CFC contributions to a savings plan for Mr. List; $11,723, $7,488 and $7,983 related to leave accruals and $6,067, $2,273 and $3,553 related to CFC contributions to a savings plan for Mr. Evans; $11,147, $10,986 and $13,775 related to leave accruals and $5,161, $3,525 and $3,770 related to CFC contributions to a savings plan for Mr. Zawalick.

CFC established a short-term incentive compensation plan for all employees in fiscal year 2000. The plan provides for incentive payments of between 15% and 25% of salary based on the achievement of performance targets established at the beginning of the fiscal year. CFC's executives are eligible to receive incentive payments of up to 25% of salary under this plan. The short-term incentive plan for executive officers is based primarily on corporate metrics for customer satisfaction, financial ratios, operating efficiency and innovation. A goal is set by the board of directors in each of the four quadrants at the beginning of the fiscal year. Payouts under the plan are based on the achievement of target and stretch levels of performance within each quadrant. Amounts paid to listed executives under the short-term incentive program are included in the bonus column of the compensation table.

CFC's board of directors approve the performance targets for the incentive plan annually during the strategic planning and budgeting process. The board of directors will also review the performance achievements for the year and must approve the payout under the incentive plan prior to disbursement.

CFC's board of directors approved a long-term incentive plan for fiscal year 2003 that is summarized in the chart below. Under the plan, the number of units awarded to each employee is based on annual salary at the start of the plan, the incentive opportunity, and the par value of $100 per unit. Executive officers received units based on the following formula: annual salary on June 1, 2002 multiplied by 25% incentive opportunity divided by 100. The payout will be calculated based on a range of $0 to $150 per unit according to the average level of CFC's long-term secured debt ratings from three rating agencies at May 31, 2005. The board of directors has approved a new long-term incentive plan, with terms similar to the one in effect at May 31, 2003, that will begin on June 1, 2003 with a payout scheduled for May 31, 2006.

		Period Until	Estimated Future Payouts
	Number of	Maturation
Name	Units	or Payout	Threshold	Target (1)	Maximum
Sheldon C. Petersen	1,175	May 31, 2005	$ -	$70,500	$176,250
Steven L. Lilly	750	May 31, 2005	-	45,000	112,500
John J. List	650	May 31, 2005	-	39,000	97,500
John T. Evans	650	May 31, 2005	-	39,000	97,500
Lawrence Zawalick	543	May 31, 2005	-	32,550	81,375
(1) Represents CFC's current estimate of the payout at May 31, 2005.

The following table summarizes the payout per unit based on the average level of CFC's long-term secured debt ratings from three rating agencies at May 31, 2005. At the time of this filing, CFC's average credit rating was A+/negative.

Outlook	negative	stable	positive	negative	stable	positive	NA
Composite rating	A+	A+	A+	AA-	AA-	AA-	AA & above
Payout	$0	$40	$60	$80	$100	$120	$150

Defined Benefit or Actuarial Plan Disclosure
NRECA maintains the Retirement and Security Program entitling CFC employees to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. As of May 31, 2003, the number of years of service credited and the compensation covered under the program, respectively, for the officers listed above was as follows: Sheldon C. Petersen-19 years 9 months, $393,000; John J. List-31 years 3 months, $223,440; Steven L. Lilly-19 years 7 months, $252,980; Lawrence Zawalick-23 years, $195,625; and John T. Evans-5 years 6 months, $227,960.

The following chart represents the potential benefits paid out under the Retirement and Security Program and the Pension Restoration Plan discussed below.

	Pension Plan Table
	Years of Service
	5	10	15	20	25	30	35
Average base salary
$175,000	$16,625	$33,250	$ 49,875	$ 66,500	$ 83,125	$ 99,750	$116,375
200,000	19,000	38,000	57,000	76,000	95,000	114,000	133,000
225,000	21,375	42,750	64,125	85,500	106,875	128,250	149,625
250,000	23,750	47,500	71,250	95,000	118,750	142,500	166,250
275,000	26,125	52,250	78,375	104,500	130,625	156,750	182,875
300,000	28,500	57,000	85,500	114,000	142,500	171,000	199,250
325,000	30,875	61,750	92,625	123,500	154,375	185,250	216,125
350,000	33,250	66,500	99,750	133,000	166,250	199,500	232,750
375,000	35,625	71,250	106,875	142,500	178,125	213,750	249,375
400,000	38,000	76,000	114,000	152,000	190,000	228,000	266,000

The Economic Growth and Tax Relief Reconciliation Act of 2001 sets a limit on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has adopted a Pension Restoration Plan that is administered by NRECA. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

As of December 31, 2002, NRECA retirement and security program meets the ERISA standards for a funded plan and CFC was current with regard to its obligations to NRECA, the plan provider.

Compensation of Directors
Directors are reimbursed for travel and lodging expenses and receive a daily fee of $530 related to their attendance at all board of directors functions and a fee of $150 for conference call meetings.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Pursuant to an employment agreement effective as of March 1, 2001, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through February 29, 2004 (with automatic one-year extensions unless either party objects) at no less than $500,000 per annum plus such bonus (if any) as may be awarded him. Certain payments have been agreed to in the event of Mr. Petersen's termination other than for cause; for example, Mr. Petersen leaving for good reason, disability or termination of his employment due to death.

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

Compensation Committee Interlocks and Insider Participation
During the year ended May 31, 2003, there were no compensation committee interlocks or insider participation related to executive compensation.

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

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as a part of this report.

2.	Financial statement schedules

All schedules are omitted because they are not required, are inapplicable or the information is included in the financial statements or notes thereto.

3.	Exhibits
3.1	-	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-46018, filed October 12, 1972.
3.2	-

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

4.3	-	Revolving Credit Agreement dated as of August 8, 2001 for $1,028,125,000 maturing on August 8, 2004. Incorporated by reference to Exhibit 5.1 to Form 8-K filed August 28, 2001.
4.4	-	Amendment and Waiver No. 2 dated August 13, 2003 to the Revolving Credit Agreement for $1,028,125,000 maturing on August 8, 2004.
4.5	-	Revolving Credit Agreement dated as of June 30, 2003 for $2,522,500,000 maturing on June 28, 2004.
4.6	-	Amendment and Waiver No. 1 dated August 13, 2003 to the Revolving Credit Agreement for $2,522,500,000 maturing on June 28, 2004.
4.7	-	Revolving Credit Agreement dated as of June 30, 2003 for $400,000,000 maturing on June 28, 2004.
4.8	-	Amendment and Waiver No. 1 dated August 13, 2003 to the Revolving Credit Agreement for $400,000,000 maturing on June 28, 2004.
4.9	-	Indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed on October 15, 1996 (Registration No. 33-64231).
4.10	-

Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-3 filed on December 15, 1987 (Registration No. 33-34927).

4.11	-

First Supplemental Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-3 filed on October 1, 1990 (Registration No. 33-58445).

	-	Registrant agrees to furnish to the Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.

Management Contracts and Compensatory Plans and Arrangements.
10.1	-	Plan Document for CFC deferred compensation program. Incorporated by reference to Exhibit 10 to Registration Statement No. 2-70355, filed December 23, 1980.
10.2	-	Employment Contract between CFC and Sheldon C. Petersen, dated as of March 1, 2001. Incorporated by reference to Exhibit 10.2 from the report on Form 10-K filed by CFC on August 29, 2001.
10.3	-	Supplemental Benefit Agreement between RTFC and Sheldon C. Petersen, dated as of March 1, 1996. Incorporated by reference to Exhibit 10.3 to CFC's Form 10-K filed August 27, 1996.
12	-	Computations of ratio of margin to fixed charges.

23.1	-	Consent of Ernst &Young LLP.
23.2	-	Notice regarding consent of Arthur Andersen LLP.
31.1	-	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 28th day of August 2003.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen
Governor and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Governor and Chief Executive Officer
Sheldon C. Petersen

/s/ STEVEN L. LILLY	Senior Vice President and Chief Financial
Steven L. Lilly	Officer

/s/ STEVEN L. SLEPIAN	Vice President and Controller (Principal
Steven L. Slepian	Accounting Officer)

/s/ STEPHEN R. LOUDER	President and Director
Stephen R. Louder

/s/ ROBERT A. CAUDLE	Vice President and Director
Robert A. Caudle

/s/ JAMES P. DUNCAN	Secretary-Treasurer and Director
James P. Duncan

/s/ ROGER ARTHUR	Director
Roger Arthur		August 28, 2003

/s/ ROGER A. BALL	Director
Roger A. Ball

/s/ DARLENE H. CARPENTER	Director
Darlene H. Carpenter

/s/ CLETUS CARTER	Director
Cletus Carter

/s/ J. MALLOY CHANDLER	Director
J. Malloy Chandler

/s/ DAVID J. COWAN	Director
David J. Cowan

Director
Glenn English

/s/ STEVEN J. HAAVEN	Director
Steven J. Haaven

Signature	Title	Date

/s/ CRAIG A. HARTING	Director
Craig A. Harting

/s/ JAMES A. HUDELSON	Director
James A. Hudelson

/s/ TERRYL JACOBS	Director
Terryl Jacobs

/s/ TOM KIRBY	Director
Tom Kirby

/s/ TIMOTHY REEVES	Director
Timothy Reeves
August 28, 2003
/s/ GALE RETTKOWSKI	Director
Gale Rettkowski

/s/ RONALD P. SALYER	Director
Ronald P. Salyer

/s/ BRIAN D. SCHLAGEL	Director
Brian D. Schlagel

/s/ CHARLES WAYNE WHITAKER	Director
Charles Wayne Whitaker

/s/ BOBBY W. WILLIAMS	Director
Bobby W. Williams

/s/ ERIC P. YOULD	Director
Eric P. Yould

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND MEMBERS OF
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

We have audited the accompanying combined balance sheets of National Rural Utilities Cooperative Finance Corporation and Rural Telephone Finance Cooperative ("the Companies") as of May 31, 2003 and 2002, and the related combined statements of operations, changes in equity, and cash flows for the years then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position at May 31, 2003 and 2002 of National Rural Utilities Cooperative Finance Corporation and Rural Telephone Finance Cooperative, and the combined results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As more fully described in Note 1, under "Restatement," the Companies have restated the 2002 combined financial statements to reflect an adjustment to the current value of foreign currency denominated debt.

Also as discussed in Note 1 to the combined financial statements under "Derivative Financial Instruments", the Companies adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133 and accordingly changed their method of accounting for derivatives and hedging activities effective June 1, 2001.

We also audited the adjustments, described in Note 1 to the combined financial statements under "Reclassifications", that were applied to restate the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

Ernst & Young LLP

McLean, Virginia
August 13, 2003

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

ARTHUR ANDERSEN LLP

Vienna, Virginia
July 5, 2001

(This page intentionally left blank.)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS

May 31, 2003 and 2002

(Dollar Amounts in Thousands)

A S S E T S

	2003	2002

Cash and cash equivalents	$138,872	$218,384

Loans to members	19,484,341	20,047,109
Less: allowance for loan losses	(565,058)	(506,742)
Loans to members, net	18,919,283	19,540,367

Receivables	213,419	187,157

Fixed assets, net	44,754	46,089

Debt service reserve funds	85,793	86,198

Foreclosed assets	335,576	-

Derivative assets	1,160,244	192,598

Other assets	76,347	72,142

	$20,974,288	$20,342,935

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED BALANCE SHEETS

May 31, 2003 and 2002

(Dollar Amounts in Thousands)

L I A B I L I T I E S A N D E Q U I T Y

	2003	2002

Notes payable, due within one year	$1,096,353	$2,413,969

Accrued interest payable	184,204	177,178

Long-term debt	16,000,744	14,855,550

Other liabilities	49,073	23,734

Derivative liabilities	354,781	251,803

Subordinated deferrable debt	650,000	600,000

Members' subordinated certificates:
Membership subordinated certificates	643,772	641,390
Loan and guarantee subordinated certificates	1,064,525	1,050,580
Total members' subordinated certificates	1,708,297	1,691,970

Equity:
Retained equity	977,599	401,287
Accumulated other comprehensive loss	(46,763)	(72,556)
Total equity	930,836	328,731

Total members' subordinated certificates and equity	2,639,133	2,020,701

	$20,974,288	$20,342,935

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2003, 2002 and 2001

(Dollar Amounts in Thousands)

	2003	2002	2001

Operating income	$1,070,875	$1,186,533	$1,388,295
Less: cost of funds	930,847	885,838	1,117,839

Gross margin	140,028	300,695	270,456

Expenses:
General and administrative	38,169	37,512	32,486
Provision for loan losses	68,266	199,349	105,204

Total expenses	106,435	236,861	137,690

Results of operations of foreclosed assets	1,249	-	-
Impairment loss on foreclosed assets	(19,689)	-	-

Subtotal foreclosed assets	(18,440)	-	-

Operating margin	15,153	63,834	132,766

Derivative and foreign currency adjustments:
Derivative cash settlements	122,825	34,191	-
Derivative forward value	757,212	41,878	-
Foreign currency adjustments	(243,220)	(61,030)	-

Total derivative and foreign currency adjustments	636,817	15,039	-

Cumulative effect of change in accounting principle	-	28,383	-

Net margin	$651,970	$107,256	$132,766

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended May 31, 2003, 2002 and 2001

(Dollar Amounts in Thousands)

							Patronage Capital
			Accumulated				Allocated
			Other			Members'	General
		Membership	Comprehensive	Unallocated	Education	Capital	Reserve
	Total	Fees	Income/(Loss)	Margin	Fund	Reserve	Fund	Other

Balance as of May 31, 2000	$341,217	$1,538	$-	$6,143	$927	$16,329	$500	$315,780
Patronage capital	(77,439)	-	-	-	-	-	-	(77,439)
Net margin	132,766	-	-	6,821	363	-	(2)	125,584
Other	(2,645)	(28)	-	-	(546)	-	-	(2,071)

Balance as of May 31, 2001	393,899	1,510	-	12,964	744	16,329	498	361,854
Cumulative effect of change
in accounting principle	(52,697)	-	(81,080)	28,383	-	-	-	-
Patronage capital	(98,323)	-	-	-	-	-	-	(98,323)
Operating margin	63,834	-	-	8,114	506	-	-	55,214
Derivative forward value	50,402	-	8,524	41,878	-	-	-	-
Derivative cash settlements	34,191	-	-	-	-	-	-	34,191
Foreign currency adjustments	(61,030)	-	-	(61,030)	-	-	-	-
Other	(1,545)	-	-	47	(243)	-	-	(1,349)

Balance as of May 31, 2002	328,731	1,510	(72,556)	30,356	1,007	16,329	498	351,587
Patronage capital	(74,622)	-	-	-	-	-	-	(74,622)
Operating margin	15,153	-	-	-	109	5,746	-	9,298
Derivative forward value	783,005	-	25,793	757,212	-	-	-	-
Derivative cash settlements	122,825	-	-	-	888	46,572	-	75,365
Foreign currency adjustments	(243,220)	-	-	(243,220)	-	-	-	-
Other	(1,036)	(4)	-	(21,125)	(69)	21,125	-	(963)
Balance as of May 31, 2003	$930,836	$1,506	$(46,763)	$523,223	$1,935	$89,772	$498	$360,665

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMBINED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2003, 2002 and 2001

(Dollar Amounts in Thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin	$651,970	$107,256	$132,766
Add/(deduct):
Provision for loan losses	68,266	199,349	105,204
Depreciation	4,307	3,960	2,332
Amortization of deferred income	(7,821)	(1,403)	(761)
Derivative forward value	(757,212)	(41,878)	-
Foreign currency adjustments	243,220	61,030	-
Cumulative effect of change in accounting principle	-	(28,383)	-
Amortization of bond issuance costs and deferred charges	13,759	22,753	7,284
Results of operations of foreclosed assets	(1,249)	-	-
Impairment loss on foreclosed assets	19,689	-	-
Changes in operating assets and liabilities:
Receivables	3,526	12,676	(32,245)
Accrued interest payable	7,026	52,455	7,113
Other	5,218	(9,927)	(42,589)

Net cash provided by operating activities	250,699	377,888	179,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(4,548,137)	(5,513,679)	(8,782,519)
Principal collected on loans	4,731,561	5,125,915	5,775,116
Net investment in fixed assets	(2,972)	(2,712)	(5,997)
Net cash provided by foreclosed assets	15,377	-	-

Net cash provided by/(used in) investing activities	195,829	(390,476)	(3,013,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable, net	(1,250,848)	(2,956,989)	(511,045)
Debt service investments, net	-	21,986	(1,055)
Proceeds from issuance of long-term debt, net	3,632,650	7,407,547	6,058,736
Payments for retirement of long-term debt	(2,895,104)	(4,533,840)	(3,069,479)
Proceeds from issuance of subordinated deferrable debt	121,062	169,487	150,000
Payments for retirement of subordinated deferrable debt	(75,000)	(125,000)	-
Proceeds from issuance of members' subordinated certificates	96,567	167,497	290,501
Retirement of members' subordinated certificates	(80,745)	(60,481)	(28,872)
Payments for retirement of patronage capital	(74,622)	(99,792)	(59,961)

Net cash (used in)/provided by financing activities	(526,040)	(9,585)	2,828,825

NET DECREASE IN CASH AND CASH EQUIVALENTS	(79,512)	(22,173)	(5,471)
BEGINNING CASH AND CASH EQUIVALENTS	218,384	240,557	246,028
ENDING CASH AND CASH EQUIVALENTS	$138,872	$218,384	$240,557

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$921,317	$815,960	$1,122,635

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Foreclosed assets in collection of loans	$369,393	$-	$-

See accompanying notes.

(1)	General Information and Accounting Policies

(a)	General Information

National Rural Utilities Cooperative Finance Corporation ("CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides guarantees for tax-exempt financings of pollution control facilities and other properties constructed or acquired by its members and, in addition, provides guarantees of taxable debt in connection with certain lease and other transactions of its members. CFC had 1,042 electric members as of May 31, 2003 including 898 utility members, the majority of which are consumer-owned cooperatives, 71 service members and 73 associate members. The utility members included 826 distribution systems and 72 generation and transmission ("power supply") systems in 49 states, the District of Columbia and one U.S. territory. CFC is exempt from payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and their affiliates. RTFC's results of operations and financial condition have been combined with those of CFC in the accompanying financial statements. At May 31, 2003, RTFC had 513 telecommunications members in 45 states, the District of Columbia and two U.S. territories. RTFC is headquartered with CFC in Herndon, VA. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code.

(b)	Principles of Consolidation and Combination

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

CFC is the sole lender to and manages the affairs of RTFC through a long-term management agreement. Under an indemnification agreement, CFC has agreed to reimburse RTFC for loan losses. As a result, RTFC does not maintain a loan loss allowance. Under the agreement, RTFC pays a fee to CFC based on the amount of loss allowance CFC maintains related to telecommunications exposure. Six members of the CFC board serve as a lender advisory council to the RTFC board. All loans that require RTFC board approval also require the approval of the CFC lender advisory council. CFC is not a member of RTFC and does not elect directors to the RTFC board. RTFC is a class E member of CFC.

As of May 31, 2003 and 2002, CFC had committed to lend RTFC up to $10 billion to fund loans to RTFC's members and their affiliates. As of May 31, 2003 and 2002, RTFC had outstanding loans and unadvanced loan commitments totaling $5,617 million and $5,810 million, respectively. RTFC's net margin is allocated to RTFC borrowers, its patrons.

Summary financial information relating to the RTFC stand-alone financial statements is presented below:

(Dollar amounts in thousands)
As of May 31:	2003	2002
Outstanding loans to members and their affiliates	$4,942,640	$5,075,076
Total assets	5,469,305	5,607,281
Notes payable to CFC	4,921,655	5,056,283
Total liabilities	5,380,661	5,527,466
Total equity (1)	88,644	79,815

(Dollar amounts in thousands)
For the years ended May 31:	2003	2002	2001
Operating income	$344,492	$373,765	$419,524
Net margin (1)	27,913	26,816	38,098
(1)

The transfer of RTFC equity is governed by the South Dakota Cooperative Association Act, which provides that net margin shall be allocated and paid to patrons. However, reserves may be created and credited to patrons in proportion to total patronage. RTFC net margin includes $25.2 million, $23.6 million and $34.2 million representing its allocation of CFC's net margin for fiscal years 2003, 2002 and 2001, respectively.

Unless stated otherwise, references to CFC relate to the consolidation of CFC and certain entities controlled by CFC created to hold foreclosed assets, and RTFC on a combined basis.

(c)	Cash and Cash Equivalents

CFC includes cash, certificates of deposit and other investments with remaining maturities of less than 90 days as cash and cash equivalents.

(d)	Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level management considers to be adequate in relation to the credit quality and amount of its loan and guarantee portfolio. CFC calculates three components to its loan loss allowance. The first is calculated to cover loan impairments based on the requirements of Statement of Financial Accounting Standard ("SFAS") 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15 and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an Amendment of SFAS 114. The second component is calculated to cover loans classified as high risk by CFC's corporate credit committee. The corporate credit committee estimates the amount of reserves required for each borrower classified as high risk based on the individual facts and circumstances at the reporting date. The third component is calculated based on the general portfolio, which contains all other loan and guarantee exposure. CFC aggregates loan and guarantee exposure by borrower type, and then risk rating within borrower type. CFC then uses corporate default tables and estimated recovery rates to assist in estimating the reserve levels based on CFC's risk rating and loan maturity. In addition, the general portfolio includes a component related to the increased risk associated with large credit exposures within the general portfolio.

The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized as follows for the years ended May 31:

(Dollar amounts in thousands)	2003	2002	2001
Balance at beginning of year	$506,742	$331,997	$228,292
Provision for loan losses	68,266	199,349	105,204
Charge-offs	(10,840)	(34,191)	(1,499)
Recoveries	890	9,587	-
Balance at end of year	$565,058	$506,742	$331,997

(1) A total of $47.5 million, $28.4 million and $14.8 million of the loan loss allowances were related to CFC's guarantee exposure at May 31, 2003, 2002 and 2001, respectively.

(e)	Nonperforming Loans

CFC classifies a borrower as nonperforming when any one of the following criteria are met:
*	principal or interest payments on any loan to the borrower are past due 90 days or more based on contractual terms,
*	as a result of court proceedings, repayment on the original terms is not anticipated, or
*	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as nonperforming, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition.

(f)	Impairment of Loans

CFC calculates impairment of loans receivable by comparing the present value of the estimated future cash flows associated with the loan discounted at the original loan interest rate(s) and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan in accordance with the provisions of SFAS 114. Loss reserves are specifically allocated based on the calculated impairment.

(g)	Fixed Assets

Buildings, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $19 million and $15 million as of May 31, 2003 and 2002, respectively. Depreciation expense ($4 million, $4 million and $2 million in fiscal years 2003, 2002 and 2001, respectively) is computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.

(h)	Foreclosed Assets

CFC records foreclosed assets received in satisfaction of loan receivables at fair value or fair value less costs to sell and maintains these assets on the combined balance sheets as foreclosed assets. It is CFC's intent to sell the foreclosed assets, however, the assets do not currently meet conditions to qualify for assets held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, CFC records depreciation of foreclosed assets. Foreclosed assets are assessed for impairment on a periodic basis. The results of operations from foreclosed assets are shown separately on the combined statements of operations.

(i)	Derivative Financial Instruments

CFC is neither a dealer nor a trader in derivative financial instruments. CFC uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate risk and foreign exchange risk.

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133, adopted by CFC on June 1, 2001, CFC records derivative instruments on the combined balance sheet as either an asset or liability measured at fair value. Changes in the fair value of derivative instruments are recognized in the derivative forward value line item of the combined statement of operations unless specific hedge accounting criteria are met. If the hedge accounting criteria are met for certain foreign currency exchange agreements, changes in fair value of derivative instruments are used to offset related changes in fair value on the hedged item in the combined statement of operations. CFC formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

Net settlements that CFC pays and receives for derivative instruments that qualified for hedge accounting are recorded in the cost of funds. CFC records net settlements related to derivative instruments that do not qualify for hedge accounting in derivative cash settlements. Prior to the implementation of SFAS 133, the net settlements for all interest rate exchange agreements were included in the cost of funds.

Upon implementation on June 1, 2001, CFC recorded transition adjustments as required by SFAS 133. The impact of such adjustments was a cumulative effect of change in accounting principle gain of $28 million to net margins, an other comprehensive loss of $81 million, the recognition of a $52 million derivative asset and a $197 million derivative liability for the fair value of the derivatives, a long-term debt valuation allowance to reflect a $2 million net increase in the fair value of certain long-term debt on the combined balance sheet and a reduction of debt of $94 million based on the change in exchange rates since the date of issuance on foreign denominated debt. Part of the adjustment recorded in other comprehensive loss totaling $62 million will be amortized into earnings over the remaining life of the debt. The remaining $19 million will adjust with changes in the fair value of derivatives and exchange rates on foreign denominated debt. As the results for fiscal years 2003 and 2002 indicate, CFC expects that the adoption of SFAS 133 will increase the volatility of reported net margins and comprehensive income. The amount of volatility is based on notional amounts, derivative positions and market conditions that exist during the period.

(j)	Membership Fees

Members are charged a one-time membership fee based on member class. CFC distribution system members (class A), power supply system members (class B), national associations of cooperatives (class D) and associate members (class E) pay a $1,000 membership fee. CFC service organization members (class C) pay a $200 membership fee. RTFC voting members (class E) pay a $1,000 membership fee and non-voting members (class E) pay a $100 membership fee. Membership fees are accounted for as members' equity.

(k)	Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, CFC is a party to financial instruments with off-balance sheet risk to meet the financing needs of its member borrowers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of members' obligations. The expected inherent loss related to CFC's off-balance sheet financial instruments is covered in CFC's loan loss allowance.

(l)	Interest Income

Interest income is recognized on an accrual basis on all loans, unless specified otherwise in Note 13.

(m)	Amortization of Bond Discounts and Bond Issuance Costs

Bond discounts and bond issuance costs are deferred (classified in other assets on the combined balance sheet) and amortized as interest expense using the effective interest method over the life of each bond issue.

(n)	Comprehensive Income

Comprehensive income includes CFC's net margin, as well as other comprehensive income/(loss) related to derivatives. Comprehensive income for the years ended May 31, 2003, 2002 and 2001 is calculated as follows:

(Dollar amounts in thousands)	2003	2002	2001
Net margin	$651,970	$107,256	$132,766
Other comprehensive income/(loss):
Unrealized gain/(loss) on derivatives	3,709	(72,556)	-
Reclassification adjustment for
realized losses on derivatives	22,084	-	-
Comprehensive income	$677,763	$34,700	$132,766

(o)	Use of Estimates

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

CFC does not believe it is vulnerable to the risk of a near-term severe impact as a result of any concentrations of its activities.

(p)	Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the fiscal year 2003 presentation.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, required that all gains and losses from extinguishment of debt be aggregated and classified as an extraordinary item. As a result of the rescission of SFAS 4, gains and losses from the extinguishment of debt should be classified in accordance with the criteria in Accounting Principles Board ("APB") Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. According to APB 30, an event or transaction must be both unusual in nature and infrequent in occurrence in order to be classified as extraordinary. For the year ended May 31, 2001, CFC recorded an extraordinary loss of $0.3 million relating to the early redemption of collateral trust bonds. The redemption was not considered unusual in nature or infrequent in occurrence. CFC early adopted SFAS 145 as of May 31, 2002 and accordingly, the $0.3 million loss noted above was reclassified to the cost of funds in the combined statements of operations and statements of cash flow.

(q)	Restatement

It is CFC's policy to effectively fix the exchange rate through maturity on all foreign denominated debt through a cross currency or cross currency interest rate exchange agreement. Prior to the adoption of SFAS 133, CFC appropriately recorded the debt at the exchange rate fixed through maturity after giving effect to cross currency and cross currency interest rate exchange agreements. Upon adoption of SFAS 133 in fiscal year 2002, the cross currency and cross currency interest rate exchange agreements were appropriately recorded on the combined balance sheet at their fair value with changes in the fair value reported in the combined statement of operations or other comprehensive income. However, CFC did not adjust the value of the foreign denominated debt reported on the combined balance sheet as required under applicable accounting principles to reflect the change in the currency exchange rate since the date of issuance. Instead, during fiscal year 2002 and the first three quarters of fiscal year 2003, the foreign denominated debt was reported on the combined balance sheet at the currency exchange rate fixed by the cross currency and cross currency interest rate exchange agreements. CFC has restated the combined statement of operations, combined balance sheet, combined statement of changes in equity and combined statement of cash flows for all reporting periods since June 1, 2001, to reflect the adjustment to the current value of the foreign denominated debt outstanding as of the applicable reporting date.

The following adjustments to the amounts reported on the May 31, 2002 combined balance sheet have been made to the accompanying May 31, 2002 combined balance sheet.

	Notes Payable,			Other
	due within	Long-term	Retained	Comprehensive
(Dollar amounts in thousands)	one year	Debt	Equity	Loss
As reported in May 31, 2002 Form 10-K	$2,414,488	$14,857,386	$462,317	$(135,941)
Change in foreign currency valuation (1)	(519)	(1,836)	(61,030)	63,385
As restated	$2,413,969	$14,855,550	$401,287	$(72,556)

(1) The restatement to other comprehensive loss represents the reclassification of a portion of the change in the fair value of the exchange agreement that qualifies as an effective hedge under SFAS 133 for foreign denominated debt. Under SFAS 133, an amount equal to the change in the fair value of the foreign denominated debt is reclassified from other comprehensive loss, where the change in the fair value of the related exchange agreement is originally recorded, to the combined statement of operations to fully offset the change in the fair value of the related foreign denominated debt.

The following restatement to the amounts reported on the May 31, 2002 combined statement of operations have been made to the accompanying May 31, 2002 combined statement of operations.

		Total Derivative and
	Foreign Currency	Foreign Currency		Comprehensive
(Dollar amounts in thousands)	Adjustments	Adjustments	Net Margin	Income
As reported in May 31, 2002 Form 10-K	$-	$76,069	$168,286	$32,345
Change in foreign currency valuation	(61,030)	(61,030)	(61,030)	2,355
As restated	$(61,030)	$15,039	$107,256	$34,700

The quarterly results for all interim periods in fiscal years 2002 and 2003 have also been restated for the changes in foreign currency exchange rates. See Note 15 Combined Quarterly Financial Results for an explanation of the changes and a reconciliation from the amounts previously filed with the SEC and the restated amounts shown in this May 31, 2003 Form 10-K.

(r)	New Accounting Pronouncements

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 defines a variable interest entity as those that either have insufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or, as a group, its equity holders lack one or more characteristics of a controlling financial interest.

FIN 46 requires the consolidation of a variable interest entity by the party that is the primary beneficiary of the variable interest entity. An enterprise is considered a primary beneficiary if it absorbs a majority of the variable interest entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

CFC believes it is the primary beneficiary of two variable interest entities, RTFC and National Cooperative Services Corporation ("NCSC"), as a result of its exposure to absorbing a majority of their expected losses. Neither company has been consolidated with CFC under GAAP prior to FIN 46 since CFC has no direct financial ownership interest in either company. However, CFC is the sole lender to and manages the affairs of RTFC and NCSC through long-term management agreements. Both RTFC and NCSC are members of CFC. Under a guarantee agreement with RTFC, CFC maintains a loan loss reserve for RTFC. RTFC's results of operations and financial condition are currently combined with those of CFC.

Effective June 1, 2003, CFC and NCSC entered into a guarantee agreement under which CFC will indemnify NCSC against losses on loans that are directly funded by loans from CFC. Accordingly, NCSC will reduce its loss allowance to a level appropriate for its remaining unguaranteed exposure.

NCSC was incorporated in 1981 in the District of Columbia as a private cooperative association. NCSC provides lease financing related to its members and general financing to for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to members of CFC. NCSC also markets, through its sponsoring cooperative members, a consumer loan program for home improvements and an affinity credit card program. Both programs are currently funded by third parties. NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. As of May 31, 2003, NCSC had 332 members in 43 states and the District of Columbia. NCSC operates under a management agreement with CFC. It is headquartered with CFC in Herndon, VA and is a taxable corporation.

As a service member of CFC, NCSC is entitled to borrow and obtain credit enhancements from CFC under the terms and conditions then in effect for CFC members. NCSC funds its programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC. In connection with these guarantees, NCSC must purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee.

CFC intends to implement FIN 46 effective June 1, 2003 and believes that such implementation will result in the consolidation of NCSC and RTFC. Through May 31, 2003, the results of RTFC have been combined with CFC's.

CFC anticipates that the impact of adopting FIN 46 effective June 1, 2003, based on NCSC and RTFC balances at May 31, 2003, will be the following: an increase in total assets of approximately $361 million, an increase in total liabilities of approximately $365 million, an increase in NCSC and RTFC members' equity (minority interest) of approximately $16 million and a decrease in total equity of approximately $20 million. The impact on net margin for the year ended May 31, 2004 is not expected to be material. At May 31, 2003, CFC is exposed to loss in its relationship with NCSC to the extent of its net investment (loans receivable and guarantees of NCSC debt obligations less NCSC's investment in CFC) totaling approximately $677 million. At May 31, 2003, there is no additional exposure to loss on the relationship with RTFC due to the fact that RTFC financial results are combined with CFC. At May 31, 2003, CFC had a net investment in RTFC totaling $4,368 million.

In April 2003, FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. CFC's adoption of SFAS 149 is not expected to have a material impact on CFC's financial position or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The statement is effective at the beginning of the first interim period beginning after June 15, 2003. CFC's adoption of SFAS 150 is not expected to have a material impact on CFC's financial position or results of operations.

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

Loans outstanding to members, weighted average interest rates thereon and unadvanced commitments by loan type are summarized as follows at May 31:

	2003			2002
		Weighted			Weighted
		Average	Unadvanced		Average	Unadvanced
	Loans	Interest	Commitments	Loans	Interest	Commitments
(Dollar amounts in thousands)	Outstanding	Rates	(A)	Outstanding	Rates	(A)
Long-term fixed rate secured loans (B):
Electric systems	$9,484,490	5.64%	$-	$7,848,861	6.32%	$-
Telecommunication systems	2,735,220	7.77%	-	2,694,945	7.90%	-
Total long-term fixed rate secured loans	12,219,710	6.12%	-	10,543,806	6.72%	-
Long-term variable rate secured loans (C):
Electric systems	3,211,434	3.35%	5,650,836	4,127,019	4.21%	6,135,109
Telecommunication systems	1,965,390	5.30%	291,724	2,138,174	5.71%	315,047
Total long-term variable rate secured loans	5,176,824	4.09%	5,942,560	6,265,193	4.72%	6,450,156
Loans guaranteed by RUS:
Electric systems	266,857	4.71%	30,388	242,574	4.75%	58,014
Intermediate-term secured loans:
Electric systems	14,525	3.63%	28,522	31,133	5.48%	26,277
Intermediate-term unsecured loans:
Electric systems	50,843	3.65%	72,559	177,154	5.19%	238,013
Telecommunication systems	18,642	5.45%	4,827	7,298	5.75%	5,779
Total intermediate-term unsecured loans	69,485	4.13%	77,386	184,452	5.21%	243,792
Line of credit loans (D):
Electric systems	884,146	3.57%	5,233,146	1,002,459	4.57%	4,821,764
Telecommunication systems	223,388	5.60%	377,409	226,113	6.32%	413,861
Total line of credit loans	1,107,534	3.98%	5,610,555	1,228,572	4.89%	5,235,625
Nonperforming loans:
Electric systems	-	-	-	1,002,782	-	-
Telecommunication systems	-	-	-	8,546	-	-
Total nonperforming loans	-	-	-	1,011,328	-	-
Restructured loans (E):
Electric systems	629,406	-	-	540,051	6.92%	-
Total loans	19,484,341	5.23%	11,689,411	20,047,109	5.61%	12,013,864
Less: Allowance for loan losses (F)	(565,058)		-	(506,742)		-
Net loans	$18,919,283		$11,689,411	$19,540,367		$12,013,864

Total by member class:
Distribution	$11,410,592		$8,527,266	$11,866,442		$8,647,187
Power supply	2,701,094		2,321,125	2,624,039		2,405,217
Statewide and associate	430,015		167,059	481,552		226,773
Telecommunication systems	4,942,640		673,961	5,075,076		734,687
Total	$19,484,341		$11,689,411	$20,047,109		$12,013,864

(A)

Unadvanced commitments include loans approved by CFC for which loan contracts have been approved and executed, but funds have not been advanced. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. As the interest rate on unadvanced commitments is not set, long-term unadvanced commitments have been classified in this chart as variable rate unadvanced commitments. However, once the loan contracts are executed and funds are advanced, the commitments could be at either a fixed or a variable rate.

(B)

Generally, under the terms of long-term fixed rate loans, members may select a fixed rate for periods that range from one to 35 years. Upon expiration of the interest rate term, the borrower may select another fixed rate term of one to 35 years (but not beyond maturity of the loan) or a variable rate. The borrower may also repay to CFC the principal then outstanding together with interest due thereon and other sums, if required. Includes $522 million and $395 million of unsecured loans at May 31, 2003 and 2002, respectively.

(C)	Includes $328 million and $266 million of unsecured loans and $396 million and $498 million of unsecured unadvanced commitments at May 31, 2003 and 2002, respectively.
(D)	Includes $331 million and $387 million of secured loans and $306 million and $251 million of secured unadvanced commitments at May 31, 2003 and 2002, respectively.
(E)	The rate on restructured loans represents the rate at which CFC was accruing interest on the loans classified as restructured at May 31, 2003 and 2002.
(F)

CFC includes its guarantee exposures and loan exposures in the calculations of the loan loss allowance. Under the terms of the guarantee agreements, if CFC is required to advance funds, such amount becomes a loan receivable from the member whose obligation CFC guaranteed.

Credit Concentration

CFC's loan portfolio is widely dispersed throughout the United States and its territories, including 48 states, the District of Columbia, American Samoa and the U.S. Virgin Islands. At May 31, 2003 and 2002, no state or territory had over 18% and 21%, respectively, of total loans outstanding. In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At May 31, 2003, the total exposure outstanding to any one borrower or controlled group did not exceed 3.4% of total loans and guarantees outstanding compared to 4.6% at May 31, 2002. At May 31, 2003, CFC had $4,768 million in loans outstanding and $610 million in guarantees outstanding to its ten largest borrowers compared to $5,192 million in loans and $701 million in guarantees for the prior year. The amounts outstanding to the ten largest borrowers at May 31, 2003 represented 24% of total loans outstanding and 32% of total guarantees outstanding compared to 26% of total loans outstanding and 34% of total guarantees outstanding for the prior year. Total credit exposure to the ten largest borrowers was $5,378 million and $5,893 million and represented 25% and 27% of total credit exposure at May 31, 2003 and 2002, respectively. At May 31, 2003 and 2002, the ten largest borrowers included two distribution systems, two power supply systems, one service organization and five telecommunications systems.

Interest Rates
Set forth below is the weighted average interest earned on all loans outstanding during the fiscal years ended May 31:

	For the Years Ended May 31,
	2003	2002	2001
Long-term fixed rate	5.92%	6.56%	6.78%
Long-term variable rate	3.64%	5.08%	7.60%
Telecommunication organizations (1)	6.92%	7.13%	8.31%
Refinancing loans guaranteed by RUS	1.91%	3.14%	6.61%
Intermediate-term	4.55%	5.97%	7.99%
Short-term	3.82%	5.49%	8.01%
Associate members	4.32%	5.53%	7.86%
Nonperforming (2)	0.00%	0.00%	0.00%
Restructured	3.88%	3.21%	4.33%
All loans	5.40%	5.98%	7.36%
(1)	Includes long-term fixed rate, long-term variable rate, intermediate-term and short-term loans.
(2)	Interest rate earned by CFC recognized on a cash basis.

A borrower can select a fixed interest rate on long-term loans for periods of one to 35 years or the variable rate. CFC sets long-term fixed rates daily and variable rates monthly. On notification to borrowers, CFC may adjust the variable interest rate semi-monthly. Under CFC's policy, the maximum interest rate which may be charged on short-term loans is the prevailing bank prime rate plus 1% per annum; on intermediate-term loans, the prevailing bank prime rate plus 1% per annum; and on RTFC short-term loans, the prevailing bank prime rate plus 1 1/2% per annum. Upon the expiration of the selected fixed interest rate term, the borrower must select the variable rate or select another fixed rate term for a period that does not exceed the remaining loan maturity.

Loan Repricing

Long-term fixed rate loans outstanding at May 31, 2003, which will be subject to adjustment of their interest rates during the next five fiscal years are summarized as follows (due to principal repayments, amounts subject to interest rate adjustment may be lower at the actual time of interest rate adjustment):

	Weighted Average
(Dollar amounts in thousands)	Interest Rate	Amount Repricing

2004	5.00%	$2,336,164
2005	5.29%	1,681,776
2006	7.25%	1,384,533
2007	5.63%	563,640
2008	5.79%	316,815
Thereafter	4.60%	1,833,162

During the year ended May 31, 2003, long-term fixed rate loans totaling $574 million had their interest rates adjusted.

Loan Amortization

On most long-term secured loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over a period ending approximately 35 years from the date of the secured promissory note.

Amortization of long-term loans in each of the five fiscal years following May 31, 2003 and thereafter are as follows:

(Dollar amounts in thousands)	Amortization (1)

2004	$867,417
2005	963,019
2006	897,863
2007	809,362
2008	806,746
Thereafter	13,948,390
(1) Represents scheduled amortization based on current rates without consideration for loans that reprice.

Loan Security

CFC evaluates each borrower's creditworthiness on a case-by-case basis. It is generally CFC's policy to require collateral for long-term loans. Such collateral usually consists of a first mortgage lien on the borrower's total system, including plant and equipment, and a pledge of future revenues. The loan and security documents also contain various provisions with respect to the mortgaging of the borrower's property and debt service coverage ratios, maintenance of adequate insurance coverage as well as certain other restrictive covenants. As of May 31, 2003 and 2002, unsecured loans represented 9% and 8% of total loans, respectively.

CFC makes loans to borrowers both as the sole lender of the loan commitment and on a concurrent basis with RUS. Under default provisions of common mortgages securing long-term CFC loans to distribution system members that also borrow from RUS, RUS has the sole right to act within 30 days or, if RUS is not legally entitled to act on behalf of all noteholders, CFC may exercise remedies. Under common default provisions of mortgages securing long-term CFC loans to, or guarantee reimbursement obligations of, power supply members, RUS retains substantial control over the exercise of mortgage remedies. As of May 31, 2003 and 2002, CFC had $ 2,916 million and $3,073 million outstanding, respectively, on loans issued on a concurrent basis with RUS.

Pledging of Loans

As of May 31, 2003 and 2002, mortgage notes representing approximately $6,664 million and $6,144 million, respectively, related to outstanding long-term loans to members and $224 million and $0, respectively, of RUS guaranteed loans qualifying as permitted investments were pledged as collateral to secure CFC's collateral trust bonds under the 1994 indenture. In addition, $2 million of cash was pledged under the 1972 indenture at May 31, 2003 and 2002.

RUS Guaranteed Loans

At May 31, 2003 and 2002, CFC had a total of $267 million and $243 million, respectively, of loans outstanding on which RUS had guaranteed the repayment of principal and interest. There are two programs under which these loans were advanced. At May 31, 2003 and 2002, CFC had a total of $43 million and $44 million, respectively, under a program in which RUS previously allowed certain qualifying cooperatives to repay loans held by the Federal Financing Bank of the United States Treasury early and allowed the transfer of the guarantee to the new lender. At May 31, 2003 and 2002, CFC had a total of $224 million and $199 million, respectively, under a program in which RUS approved CFC, in February 1999, as a lender under its current loan guarantee program.

(3)
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

(Dollar amounts in thousands)	Foreclosed Assets
Original recorded fair value	$369,393
Results of operations	1,249
Net cash received	(15,377)
Impairment to fair value write down	(19,689)
Ending balance of foreclosed assets	$335,576

CFC is operating certain real estate and telecommunications assets and servicing the notes receivable while attempting to sell these assets. CFC may make additional advances as required under the terms of the notes receivable or make additional investments in the real estate assets to preserve their value. The results of operations from foreclosed assets since the dates of foreclosure are shown on the combined statements of operations. For the year ended May 31, 2003, this amount was income of $1 million. CFC also recorded a $20 million impairment loss for the write down of certain foreclosed assets to their fair value at May 31, 2003. An impairment loss of $10 million was recorded to write down telecommunications assets based on a letter of intent to purchase these assets. An impairment loss of $9 million was recorded for real estate assets based on an estimate of discounted future cash flows. Additionally, CFC recorded an impairment loss of $1 million to increase the allowance for loan losses for notes receivable based on individual risk assessments performed on the loan portfolio.

(4)
Notes Payable and Credit Arrangements

Notes payable due within one year at May 31, and weighted average interest rates thereon, are summarized as follows:

	2003		2002
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Commercial paper sold through dealers, net of	$819,672	1.30%	$2,162,158	1.88%
discounts of $328 and $2,484, respectively
Commercial paper sold by CFC directly to members, at par	930,274	1.26%	911,212	1.91%
Commercial paper sold by CFC directly to nonmembers, at par	25,605	1.30%	18,642	1.89%
Total commercial paper	1,775,551	1.28%	3,092,012	1.89%

Daily liquidity fund	110,602	1.22%	44,989	2.00%
Bank bid notes	100,000	1.37%	100,000	1.91%
Long-term debt maturing within one year	2,911,375	2.56%	2,883,112	4.26%
Foreign currency valuation account	149,450		(519)
Total notes payable due within one year	5,046,978	2.04%	6,119,594	3.00%
Notes payable supported by revolving credit
agreements, classified as long-term debt (see Note 5)	(3,950,625)	2.04%	(3,705,625)	3.00%
Total notes payable due in one year after reclassification to long-term	$1,096,353	2.04%	$2,413,969	3.00%

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

Revolving Credit Agreements

At May 31, 2003 and 2002, CFC had three revolving credit agreements totaling $3,806 million and $4,562 million, respectively, which were used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by NCSC and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under a three-year agreement in effect at May 31, 2003 and 2002, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. In connection with this facility, CFC pays a per annum facility fee of 0.125 of 1% as determined by CFC's senior unsecured credit ratings based on a pricing schedule in the credit agreement.

At May 31, 2003 and 2002 there were two 364-day agreements totaling $2,778 million and $3,534 million, respectively. The $3,534 million of 364-day agreements outstanding at May 31, 2002 were scheduled to expire on August 7, 2002 and were replaced on July 1, 2002 with two 364-day agreements totaling $2,678 million and expiring on June 30, 2003. Under one 364-day agreement, the amount CFC could borrow decreased from $3,084 million at May 31, 2002 to $2,378 million. Under the second 364-day agreement, the amount CFC could borrow decreased from $450 million at May 31, 2002 to $300 million. On March 6, 2003, this agreement was amended to increase the amount of credit available under the agreement from $300 million to $400 million.

The agreements in place at May 31, 2003 were replaced on June 30, 2003 with two 364-day agreements totaling $2,923 million. Under one 364-day agreement, the amount that CFC could borrow increased from $2,378 million at May 31, 2003 to $2,523 million. There was no change to the amount of the second 364-day agreement for $400 million. Both 364-day agreements have a revolving credit period that terminates on June 28, 2004 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period with a .250 of 1% per annum fee on the outstanding principal amount of the term loan.

The facility fee for the 364-day facilities is .085 of 1% per annum based on the pricing schedules in place at May 31, 2003 and in the agreements currently in effect. Up-front fees between .075 to .090 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate $2 million and $3 million for commitments to the agreements in effect at May 31, 2003 and the current agreements, respectively. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of .150 of 1% must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. For the purpose of the revolving credit agreements, non-cash adjustments related to SFAS 133 and pursuant to amendments dated August 13, 2003, SFAS 52, Foreign Currency Translation, are excluded from the covenant calculations. The fixed charge coverage ratio is calculated by adding the cost of funds adjusted to include the derivative cash settlements to net margin adjusted to exclude the derivative forward value, foreign currency adjustments and the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. This is the same calculation as CFC's adjusted TIER. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes to its TIER calculation to exclude the impact of SFAS 133 and foreign currency adjustments. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and subordinated deferrable debt. Senior debt includes guarantees; however, it excludes:

*	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor's Corporation or Baa1 by Moody's Investors Service;
*	indebtedness incurred to fund RUS guaranteed loans;
*	the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor's Corporation or a financial strength rating of Aaa by Moody's Investors Service; and

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements.

Based on the ability to borrow under the bank line facilities, CFC classified $3,951 million and $3,706 million, respectively, of its notes payable outstanding as long-term debt at May 31, 2003 and May 31, 2002. CFC expects to maintain more than $3,951 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the three-year credit agreement totaling $1,028 million and the new 364-day agreements totaling $2,923 million discussed above, subject to the conditions therein.

(5)	Long-Term Debt

The following is a summary of long-term debt at May 31 and the weighted average interest rates thereon:

	2003		2002
	Amounts	Weighted Average	Amounts	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Notes payable supported by revolving credit agreement:	$3,950,625	2.04%	$3,705,625	3.00%
Unsecured medium-term notes:
Medium-term notes, sold through dealers (1)	5,738,750		6,286,725
Medium-term notes, sold directly to members (2)	157,935		77,133
Subtotal	5,896,685		6,363,858
Less: unamortized discount	(15,185)		(8,800)
Foreign currency valuation account	176,360		(1,836)
Total medium-term notes	6,057,860	6.29%	6,353,222	5.48%

Secured collateral trust bonds:
5.30%, Bonds, due 2003 (3)	-		100,000
6.00%, Bonds, due 2004 (3)	-		200,000
5.25%, Bonds, due 2004	1,000,000		1,000,000
6.375%, Bonds, due 2004	100,000		100,000
5.50%, Bonds, due 2005	200,000		200,000
Floating Rate Bonds, due 2005	400,000		-
6.125%, Bonds, due 2005	200,000		200,000
6.65%, Bonds, due 2005	50,000		50,000
3.00%, Bonds, due 2006	600,000		-
6.00%, Bonds, due 2006	1,500,000		1,500,000
6.00%, Bonds, due 2006	300,000		300,000
7.30%, Bonds, due 2006	100,000		100,000
6.20%, Bonds, due 2008	300,000		300,000
3.875%, Bonds, due 2008	500,000		-
5.75%, Bonds, due 2008	225,000		225,000
Floating Rate Bonds, Series E-2, due 2010 (4)	2,032		2,037
5.70%, Bonds, due 2010	200,000		200,000
7.20%, Bonds, due 2015	50,000		50,000
6.55%, Bonds, due 2018	175,000		175,000
7.35%, Bonds, due 2026	100,000		100,000
Subtotal	6,002,032		4,802,037
Less: unamortized discount	(8,832)		(7,674)
Total collateral trust bonds	5,993,200	5.17%	4,794,363	5.90%
Long-term debt valuation allowance (SFAS 133)	(941)		2,340
Total long-term debt	$16,000,744	4.82%	$14,855,550	5.00%

(1)

Medium-term notes sold through dealers mature through 2032 as of May 31, 2003 and 2002. Does not include $2,473 million and $1,700 million of medium-term notes sold through dealers that were reclassified as notes payable due within one year at May 31, 2003 and 2002, respectively.

(2)

Medium-term notes sold directly to members mature through 2023 and 2010 as of May 31, 2003 and 2002, respectively. Does not include $138 million and $158 million of medium-term notes sold to members that were reclassified as notes payable due within one year at May 31, 2003 and 2002, respectively.

(3)	Included as notes payable due in one year at May 31, 2003.
(4)	Issued under the 1972 indenture. All others issued under the 1994 indenture.

The principal amount of medium-term notes and collateral trust bonds maturing in each of the five fiscal years following May 31, 2003 and thereafter is as follows:

	Amount	Weighted Average
(Dollar amounts in thousands)	Maturing (2)	Interest Rate
2004 (1)	$2,911,375	2.56%
2005	2,291,931	4.29%
2006	2,938,472	5.13%
2007	1,094,346	6.42%
2008	813,730	4.78%
Thereafter	4,736,221	6.80%
(1)	The amount scheduled to mature in fiscal year 2004 has been presented as long-term debt due in one year under notes payable.
(2)

Excludes the long-term debt valuation allowance totaling $(1) million and $2 million and the foreign currency valuation account totaling $326 million and $(2) million at May 31, 2003 and 2002, respectively.

Under the 1972 indenture for collateral trust bonds, CFC is required to maintain funds in a debt service investment account equivalent to principal and interest payments due on the bonds over the next 12 months. At May 31, 2003 and 2002, there was only one series of bonds outstanding under the 1972 indenture. At May 31, 2003 and 2002, CFC had $2 million of debt service funds invested in bank certificates of deposit and marketable securities.

The outstanding collateral trust bonds are secured by the pledge of mortgage notes taken by CFC in connection with long-term secured loans made to those members and RUS guaranteed loans qualifying as permitted investments fulfilling specified criteria as set forth in the indentures. Medium-term notes are unsecured obligations of CFC.

Foreign Denominated Debt
As a result of issuing debt in foreign currencies, CFC must adjust the value of the debt reported on the combined balance sheet for changes in foreign currency exchange rates since the date of issuance. At the time of issuance of all foreign denominated debt, CFC enters into a cross currency or cross currency interest rate exchange agreements to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt on the combined balance sheet is also reported on the combined statement of operations as foreign currency adjustments. For foreign denominated debt with related cross currency exchange agreements that qualify for hedge treatment under SFAS 133, the change in the value of the debt reported in the combined statement of operations is fully offset by the reclassification of an equal amount of the change in the fair value of the related hedge from accumulated other comprehensive loss, where the change in the fair value of the hedge was originally reported. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the debt, unless the counterparty to the cross currency or cross currency interest rate exchange agreement does not perform as required under the agreement.

(6)	Derivative Financial Instruments

Interest Rate Exchange Agreements

At May 31, 2003 and 2002, CFC was a party to interest rate exchange agreements totaling notional amounts of $15,345 million and $12,667 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future. CFC's interest rate exchange agreements at May 31, 2003 have maturity dates ranging from 2003 to 2029.

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

At May 31, 2003 and 2002, none of CFC's interest rate exchange agreements qualified for hedge accounting; therefore, all changes in fair value are recorded in the combined statement of operations. The net impact of the interest rate exchange agreements on earnings for the year ended May 31, 2003 and 2002, respectively, was a gain of $454 million and a gain of $16 million, which includes net amortization of $19 million and $21 million related to the long-term debt valuation allowance and the transition adjustment recorded as an other comprehensive loss on June 1, 2001. These adjustments will be amortized into earnings over the remaining life of the agreements. Approximately $17 million is expected to be amortized over the next 12 months. The amortization will continue through April 2029, the final maturity date for interest rate exchange agreements included in the transition adjustment.

At May 31, 2003 and 2002, interest rate exchange agreements with a total notional amount of $6,595 million and $4,542 million, respectively, in which CFC pays a fixed rate and receives a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate, were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate.

At May 31, 2003 and 2002, interest rate exchange agreements with a total notional amount of $700 million and $1,800 million, respectively, in which CFC pays a variable rate based on a 30-day composite commercial paper index and receives a LIBOR based rate, were used to synthetically change the rate on floating collateral trust bonds and medium-term notes from a variable LIBOR rate to the 30-day commercial paper rate. CFC synthetically changes the rate from a LIBOR based rate to a commercial paper based rate because its long-term variable interest rate is based on the cost of its short-term debt, primarily commercial paper.

At May 31, 2003 and 2002, interest rate exchange agreements with a total notional amount of $8,050 million and $6,325 million, respectively, in which CFC pays a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate and receives a fixed rate, were used to synthetically change the rate on debt from fixed to variable.

No amounts that CFC paid and received related to the interest rate exchange agreements qualified for hedge accounting for the years ended May 31, 2003 and 2002, thus all such amounts were included in CFC's derivative cash settlements. In fiscal year 2001, prior to the implementation of SFAS 133, the net settlements for all interest rate exchange agreements were included in the cost of funds. The estimated forward value of CFC's interest rate exchange agreements is shown on the combined balance sheet due to the adoption of SFAS 133.

Either CFC or the counterparty to an interest rate exchange agreement may terminate the agreement due to specified events, primarily a credit downgrade. If either counterparty terminates the agreement, a payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. During the year ended May 31, 2002, CFC paid $4 million of fees to counterparties related to the exiting of an agreement and the buydown of rates on an agreement which were recorded as a derivative forward value. CFC is exposed to counterparty credit risk on interest rate exchange agreements if the counterparty to the interest rate exchange agreement does not perform pursuant to the agreement's terms. CFC only enters into interest rate exchange agreements with financial institutions with investment grade ratings.

Cross Currency and Cross Currency Interest Rate Exchange Agreements

At May 31, 2003, CFC had medium-term notes outstanding that were denominated in foreign currencies. CFC entered into cross currency and cross currency interest rate exchange agreements related to each foreign denominated issue in order to synthetically change the foreign denominated debt to U.S. dollar denominated debt. At May 31, 2003 and 2002, CFC was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,262 and $1,408 million, respectively.

*	Cross currency interest rate exchange agreements that are not designated as and do not qualify as hedges.

Cross currency interest rate exchange agreements with a total notional amount of $872 million at May 31, 2003 and 2002, in which CFC receives Euros and pays U.S. dollars, and $146 million at May 31, 2002, in which CFC receives Yen and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate. These cross currency interest rate exchange agreements do not qualify for hedge accounting; therefore, all changes in fair value are recorded in the combined statement of operations. The net impact of these cross currency interest rate exchange agreements on earnings for the years ended May 31, 2003 and 2002 was a gain of $303 million and $58 million, respectively.

*	Cross currency exchange agreements that are designated as and qualify as hedges.

At May 31, 2003 and 2002, cross currency exchange agreements with a total notional amount of $390 million in which CFC receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency exchange agreements to the critical terms of the hedged debt. All effective changes in forward value on these cross currency exchange agreements are recorded as other comprehensive income (loss) and reported in the combined statement of changes in equity. Reclassifications are then made from other comprehensive loss to foreign currency adjustments on the combined statement of operations in an amount equal to the change in the fair value of the foreign denominated debt that is related to the effective hedge, which results in the full offset of the change in the fair value of such debt based on the changes in the exchange rate during the period. The net impact was other comprehensive income of $4 million for the year ended May 31, 2003 and other comprehensive loss of $31 million for the year ended May 31, 2002. The other comprehensive loss for the year ended May 31, 2002 excludes $42 million related to the transition adjustment recorded for interest rate and cross currency interest rate exchange agreements that do not qualify as hedges. No amount related to ineffectiveness was recorded in the combined statement of operations for the years ended May 31, 2003 and 2002. These cross currency exchange agreements mature in February 2006.

The following chart provides details of CFC's outstanding cross currency and cross currency interest rate exchange agreements at May 31, 2003 and 2002.

		Notional Principal Amount
(Currency amounts in thousands)		U.S. Dollars				Foreign Currency
	Exchange	May 31,		May 31,		May 31,		May 31,
Maturity Date	Rate	2003		2002		2003		2002
Aug. 6, 2002	124.30	$-		$40,225	(3)	-		5,000,000	YEN (2)
Aug. 13, 2002	124.35	-		40,210	(3)	-		5,000,000	YEN (2)
Aug. 16, 2002	122.90	-		24,410	(3)	-		3,000,000	YEN (2)
Aug. 20, 2002	122.90	-		40,684	(3)	-		5,000,000	YEN (2)
Dec. 10, 2003	1.139	438,850	(3)	438,850	(3)	500,000	EU (1)	500,000	EU (1)
Feb. 24, 2006	0.8969	390,250		390,250		350,000	EU (1)	350,000	EU (1)
Mar. 14, 2007	1.153	433,500	(3)	433,500	(3)	500,000	EU (1)	500,000	EU (1)
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

CFC entered into these exchange agreements to sell the amount of foreign currency received from the investor for U.S. dollars on the issuance date and to buy the amount of foreign currency required to repay the investor principal and interest due through or on the maturity date. By fixing the exchange rates at the time of issuance, CFC has eliminated the possibility of any currency gain or loss (except in the case of CFC or a counterparty default or unwind of the transaction), which might otherwise have been produced by the foreign currency borrowing.

On foreign denominated medium-term notes with maturities longer than one year, interest is paid annually and on medium-term notes with maturities of less than one year, interest is paid at maturity. CFC considers the cost of all related cross currency and cross currency interest rate exchange agreements as part of the total cost of debt issuance when deciding on whether to issue debt in the U.S. or foreign capital markets and whether to issue the debt denominated in U.S. dollars or foreign currencies.

Either counterparty to the cross currency and cross currency interest rate exchange agreements may terminate the agreement due to specified events, primarily a credit downgrade. If either counterparty terminates the agreement, a payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument which would result in a gain or loss. CFC is exposed to counterparty credit risk and foreign currency risk on the cross currency and cross currency interest rate exchange agreements if the counterparty to the agreement does not perform pursuant to the agreement's terms. CFC only enters into cross currency and cross currency interest rate exchange agreements with financial institutions with investment grade ratings.

All amounts that CFC paid and received related to the cross currency and cross currency interest rate exchange agreements that did not qualify for hedge accounting for the years ended May 31, 2003 and 2002 were included in derivative cash settlements. In fiscal years 2001, prior to the implementation of SFAS 133, the net settlements for all cross currency and cross currency interest rate exchange agreements were included in the cost of funds. All amounts that CFC paid and received related to cross currency and cross currency interest rate exchange agreements that did qualify for hedge accounting under SFAS 133 were included in cost of funds. The estimated forward value of CFC's cross currency and cross currency interest rate exchange agreements is shown on the combined balance sheet due to the adoption of SFAS 133.

Rating Triggers

At May 31, 2003, there are rating triggers associated with $11,059 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. The rating triggers are based on CFC's senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. If the rating for either counterparty falls below the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $2,183 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $8,876 million.

At May 31, 2003, CFC had a fair value of $116 million, comprised of $186 million that would be due to CFC and $70 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated and a fair value of $405 million, comprised of $573 million that would be due to CFC and $168 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

(7)	Subordinated Deferrable Debt

Subordinated deferrable debt represents quarterly income capital securities and subordinated notes that are long-term obligations subordinated to CFC's outstanding debt and senior to subordinated certificates held by CFC's members. CFC's subordinated deferrable debt is issued for terms of up to 49 years, pays interest quarterly, may be called at par after five years and allows CFC to defer the payment of interest for up to 20 consecutive quarters. To date, CFC has not exercised its right to defer interest payments. The following table is a summary of subordinated deferrable debt outstanding at May 31:

	2003		2002
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
6.75% due 2043	$125,000		$-
7.65% due 2046	-		75,000
7.375% due 2047	200,000		200,000
7.625% due 2050	150,000		150,000
7.40% due 2050	175,000		175,000
Total	$650,000	7.32%	$600,000	7.48%

CFC issued $125 million of 6.75% subordinated notes on February 28, 2003. On March 28, 2003, CFC effected the early redemption of the 7.65% quarterly income capital securities totaling $75 million issued in September 1997. CFC redeemed these securities at par, and recorded $2 million in the cost of funds for the unamortized issuance cost during the year ended May 31, 2003. On December 31, 2001, CFC redeemed the $125 million quarterly income capital securities at par, and recorded $4 million in the cost of funds for the unamortized issuance cost.

95

(8)
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

Certificates currently purchased in conjunction with loans are generally noninterest bearing. CFC's policy regarding the purchase of loan subordinated certificates requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% of the loan for distribution systems, 7% of the loan for power supply systems and 10% of the loan for all other systems. For non-standard credit facilities, the borrower is required to purchase interest bearing certificates in amounts determined appropriate by CFC based on the circumstances of the transaction.

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with CFC's guarantee program vary in accordance with applicable CFC policy. Members may be required to purchase noninterest- bearing debt service reserve subordinated certificates in connection with CFC's guarantee of long-term tax-exempt bonds (see Note 11). CFC pledges proceeds from the sale of such certificates to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued. These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

Information with respect to members' subordinated certificates at May 31 is as follows:

	2003		2002
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Number of subscribing members	898		897

Membership subordinated certificates
Certificates maturing 2020 through 2095	$627,106		$626,824
Subscribed and unissued	16,666		14,566
Total membership subordinated certificates	643,772	4.90%	641,390	4.91%

Loan and guarantee subordinated certificates
3% certificates maturing through 2040	115,735		115,735
3% to 12% certificates maturing through 2038	208,105		185,389
Noninterest-bearing certificates maturing through 2038	687,370		697,559
Subscribed and unissued	53,315		51,897
Total loan and guarantee subordinated certificates	1,064,525	1.47%	1,050,580	1.40%

Total members' subordinated certificates	$1,708,297	2.76%	$1,691,970	2.73%

Member subordinated certificates generally mature in 100 years from issuance. Loan and guarantee subordinated certificates have the same maturity as the related long-term loan. Some certificates may also amortize annually based on the outstanding loan balance.

(9)	Equity

CFC's Board of Directors authorized the retirement of $74 million of allocated margins in September 2002, representing 70% of the allocated margin for fiscal year 2002 and one-ninth of the allocated margins for fiscal years 1991, 1992 and 1993. Under current policy, the remaining 30% of the fiscal year 2002 allocated margin will be retained by CFC and used to fund operations for 15 years and then may be retired. The retirement of allocated margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008. After that time and under current policy, retirements will be comprised of the 70% of allocated margins from the prior year and remaining portion of allocated margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter).

The $74 million retired by CFC in September 2002 included $18 million retired to RTFC. RTFC retired $19 million in January 2003 representing 70% of its fiscal year 2002 allocated margin, including the allocated margin it received from CFC. In July 2003, CFC's board of directors authorized the retirement of allocated margins totaling $71 million, representing 70% of the fiscal year 2003 allocated margin and one-ninth of the fiscal years 1991, 1992 and 1993 allocated margins. This amount was retired in August 2003. Management anticipates that 70% of RTFC's allocated margin for fiscal year 2003 will be retired in January 2004. Future retirements of allocated margins will be made annually as determined by CFC's and RTFC's Boards of Directors with due regard for CFC's and RTFC's financial condition. The Boards of Directors for CFC and RTFC have the authority to change the policy for allocating margins and retiring allocated margins at any time, subject to applicable cooperative law.

In July 2002, CFC's Board of Directors approved the reclassification of the total retained and unallocated margins of $21 million to the members' capital reserve. CFC's Board of Directors established a members' capital reserve in which a portion of the annual net margin may be allocated and held by CFC to increase equity retention. In July 2003, CFC's board of directors authorized the allocation of $52 million of the net margin for fiscal year 2003 to the members' capital reserve.

At May 31, 2003 and 2002, the total equity included the following components:

	May 31,
(Dollar amounts in thousands)	2003	2002
Membership fees	$1,506	$1,510
Education fund	1,935	1,007
Members' capital reserve	89,772	16,329
Allocated net margin	361,163	352,085
Unallocated margin	-	21,125
Total members' equity	454,376	392,056
Prior year cumulative derivative forward
value and foreign currency adjustments (1)(2)	9,231	-
Current period derivative forward value (1)(2)	757,212	70,261
Current period foreign currency adjustments (1)	(243,220)	(61,030)
Total retained equity	977,599	401,287
Accumulated other comprehensive loss (1)	(46,763)	(72,556)
Total equity	$930,836	$328,731

(1) Items related to the adoption of SFAS 133 and adjustments to value debt denominated in foreign currencies at the reporting date.
(2) Includes $28,383 related to the cumulative effect of change in accounting principle in fiscal year 2002.

(10)
Employee Benefits

CFC is a participant in the National Rural Electric Cooperative Association ("NRECA") Retirement and Security Program. This program is available to all qualified CFC employees. Under the program, participating employees are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. CFC contributed $2.2 million, $1.6 million and $1.4 million to the Retirement and Security Program during fiscal years 2003, 2002 and 2001. Funding requirements that are billed are charged to general and administrative expenses on a monthly basis. This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

The Economic Growth and Tax Relief Act of 2001 set a limit of $200,000 for calendar year 2003 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has adopted a Pension Restoration Plan administered by NRECA. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

As of December 31, 2002, the NRECA retirement and security program meets the ERISA standards for a funded plan and CFC was current with regard to its obligations to NRECA, the plan provider.

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

CFC offers a 401(k) defined contribution savings program to all employees that have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. Beginning on January 1, 2003, CFC contributes an amount up to 3% of an employee's salary each year for all employees participating in the program. Prior to that time, CFC's contribution percentage was 2%. During the years ended May 31, 2003, 2002 and 2001, CFC contributed $0.4 million, $0.3 million and $0.2 million, respectively, under the program.

(11)	Guarantees

CFC guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as CFC performs under its guarantee. The following chart summarizes CFC's total guarantees by type and member class at May 31, 2003 and 2002.

(Dollar amounts in thousands)	2003	2002
Long-term tax exempt bonds (1)	$899,420	$940,990
Debt portions of leveraged lease transactions (2)	34,105	41,064
Indemnifications of tax benefit transfers (3)	184,605	208,637
Letters of credit (4)	314,114	310,926
Other guarantees (5)	471,312	554,768
Total	$1,903,556	$2,056,385
Total by member class:
Distribution	$77,725	$66,670
Power supply	1,220,795	1,304,367
Statewide and associate	600,036	680,011
Telecommunications systems	5,000	5,337
Total	$1,903,556	$2,056,385

(1)	The maturities for this type of guarantee run through 2026. CFC has guaranteed debt issued in connection with the construction or acquisition by CFC members of pollution control, solid waste disposal, industrial development and electric distribution facilities. CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of default by a system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.

Of the amounts shown above, $829 million and $859 million as of May 31, 2003 and 2002, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of May 31, 2003, CFC's maximum potential exposure for the $70 million of fixed rate tax-exempt bonds is $91 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC's exposure to future interest payments on these bonds. CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)

The maturities for this type of guarantee run through 2024. CFC has guaranteed debt issued by CFC members in connection with leveraged lease transactions. The amounts shown represent loans from the member to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a CFC member. These loans were funded as either a direct loan from CFC or a private debt placement guaranteed by CFC. In the event of default by the system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the debt obligation. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. As of May 31, 2003, CFC's maximum potential exposure for guaranteed principal and interest is $39 million. This amount is secured by the property leased, the owner's rights as lessor and, in some instances, all assets of the lessee. CFC may also guarantee the rent obligation of its members to a third party.

(3)

The maturities for this type of guarantee run through 2015. CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. In the event of default by a system for nonpayment of indemnity payments, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the indemnity payments. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. The amounts shown represent CFC's maximum potential exposure for guaranteed indemnity payments. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction. This amount is secured by a mortgage lien on all of the system's assets and future revenues. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in federal tax law, no further guarantees of this nature are anticipated.

(4)

The maturities for this type of guarantee run through 2013. Additionally, letters of credit totaling $14 million have a term of one year and automatically extend for a period of one year unless CFC cancels the agreement within 120 days of maturity (in which case the beneficiary may draw on the letter of credit). CFC issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw.

Interest would accrue from the date of the draw at CFC's line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. As of May 31, 2003, CFC's maximum potential exposure is $314 million, of which the outstanding balance of $280 million is secured. Security provisions include a mortgage lien on all of the system's assets, future revenues, and the system's commercial paper invested at CFC. In addition to the letters of credit listed in the table above, under master letter of credit facilities, CFC may be required to issue up to an additional $92 million in letters of credit to third parties for the benefit of its members at May 31, 2003. At May 31, 2002, this amount was $57 million.

(5)

The maturities for this type of guarantee run through 2025. CFC provides other guarantees as required by its members. In the event of default by a system for nonpayment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Of CFC's maximum potential exposure for guaranteed principal and interest totaling $506 million at May 31, 2003, $446 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $60 million is unsecured. At May 31, 2003 and 2002, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $284 million and $334 million, respectively. CFC is unable to determine the maximum amount of interest that it could be required to pay on the $284 million of guaranteed commercial paper since the interest rates continuously reset as it matures and is rolled over into new issuances.

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

The following table details the scheduled reductions of CFC's outstanding guarantees in each of the fiscal years following May 31, 2003:

(Dollar amounts in thousands)	Amount
2004	$286,146
2005	106,660
2006	254,663
2007	198,667
2008	193,206
Thereafter	864,214

On January 1, 2003, CFC adopted FIN 45. Starting January 1, 2003, CFC records a liability for the fair value of new or modified guarantees representing CFC's obligation to stand ready to perform over the term of the guarantee. At May 31, 2003, CFC recorded a liability of less than $1 million in other liabilities for $42 million of letters of credit issued since December 31, 2002.

The majority of guarantees are charged an annual fee. During each of the years ended May 31, 2003, 2002 and 2001, CFC earned $1 million in fees related to guarantees.

At May 31, 2003, CFC had a total of $94 million of guarantees, representing 5% of total guarantees, under which its right of recovery from its members was not secured.

(12)	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS 107, Disclosure about Fair Value of Financial Instruments. Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 2003 and 2002, along with other valuation methodologies which are summarized below. The estimated fair value information presented is not necessarily indicative of amounts CFC could realize currently in a market sale since CFC may be unable to sell such instruments due to contractual restrictions or to the lack of an established market. The estimated market values have not been updated since May 31, 2003; therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming collateral trust bonds and subordinated deferrable debt under early redemption provisions and allowing borrowers to prepay their loans, CFC has held and intends to hold all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 2003 and 2002.

Cash and Cash Equivalents
Includes cash and certificates of deposit with remaining maturities of less than 90 days, which are valued at the carrying value.

Loans to Members

Fair values are estimated by discounting the future cash flows using the CFC current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with different risk characteristics, specifically nonperforming and restructured loans, are valued using a discount rate commensurate with the risk involved. Loans with interest rate repricing maturities of less than or equal to 90 days are valued at cost, which approximates fair value.

Receivables and debt service reserve funds

CFC considers the carrying value of receivables and debt service reserve funds to be equal to fair value. Interest is billed to members on a quarterly basis and with the exception of non-performing borrowers, payments are typically received on time. In most cases CFC does not accrue interest on non-performing borrowers, thus no amounts due from non-performing borrowers would be included in the receivables balance. Debt service reserve funds represent cash or short-term investments on deposit with the trustee of CFC's collateral trust bonds and thus carrying value is considered to be equal to fair value.

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

Long-Term Debt

Long-term debt consists of collateral trust bonds and medium-term notes. The fair value of long-term debt is estimated based on published bid prices or dealer quotes or is estimated using quoted market prices for similar securities when no market quote is available and based on current exchange rates for long-term debt denominated in a foreign currency.

Subordinated Deferrable Debt
The fair value of subordinated deferrable debt is estimated based on published market prices.

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

Interest Rate, Cross Currency and Cross Currency Interest Rate Exchange Agreements

As a result of adopting SFAS 133 in fiscal year 2002, derivative instruments are recorded in the combined balance sheet at fair value. The fair value of the interest rate exchange agreements is estimated taking into account the current market rate of interest and the current creditworthiness of the exchange counterparties. The fair value of the cross currency and cross currency interest rate exchange agreements is estimated taking into account the currency exchange rate and the current creditworthiness of the exchange counterparties.

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

Carrying and fair values as of May 31, 2003 and 2002 are presented as follows:

	2003		2002
(Dollar amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$138,872	$138,872	$218,384	$218,384

Loans to members, net	18,919,283	18,536,825	19,540,367	18,528,841

Liabilities:
Notes payable (1)	5,046,978	5,048,998	6,119,594	6,114,426
Long-term debt (1)	12,050,119	13,356,049	11,149,925	11,319,319
Subordinated deferrable debt	650,000	685,640	600,000	589,899

Derivative Instruments:
Interest rate exchange agreements	449,657	449,657	(23,378)	(23,378)
Cross currency interest
rate exchange agreements	355,806	355,806	(35,827)	(35,827)

Off-balance sheet Instruments:
Commitments	-	-	-	-
(1) Prior to reclassification of notes payable supported by the revolving credit agreements to long-term debt.

(13)	Contingencies

(a) At May 31, 2003, CFC had no nonperforming loans outstanding. At May 31, 2002, CFC had nonperforming loans in the amount of $1,011 million outstanding. During fiscal year 2003, 2002 and 2001, all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $24 million, $21 million and $14 million for the years ended May 31, 2003, 2002 and 2001, respectively. CFC reclassified loans outstanding to CoServ from nonperforming to restructured subsequent to CoServ's emergence from bankruptcy on December 13, 2002.

At May 31, 2003 and 2002, CFC had restructured loans in the amount of $629 million and $540 million, respectively. At May 31, 2003, all restructured loans were on nonaccrual status with respect to the recognition of interest income. At May 31, 2002, there were $534 million of restructured loans on accrual status. A total of $28 million, $38 million and $33 million of interest was accrued on loans classified as restructured during the years ended May 31, 2003, 2002 and 2001, respectively. The effect of not accruing interest income at the stated rates on restructured loans was a decrease in interest income of $4 million, $29 million and $26 million for the years ended May 31, 2003, 2002 and 2001, respectively.

During fiscal year 2003, loans outstanding to Deseret Generation & Transmission Co-operative ("Deseret") were reclassified from restructured to performing. CFC reclassified loans outstanding to CoServ from nonperforming to restructured subsequent to CoServ's emergence from bankruptcy on December 13, 2002. See Notes 13(c) and 13(d) for further explanation.

(b) CFC classified $629 million and $1,553 million of loans as impaired pursuant to the provisions of SFAS 114 and SFAS 118 at May 31, 2003 and 2002, respectively. CFC reserved $164 million and $202 million of the loan loss allowance for such impaired loans at May 31, 2003 and May 31, 2002, respectively. The amount of loan loss allowance reserved for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income as dictated by the terms of the restructure agreement and borrower performance. CFC may place certain impaired loans on accrual status with respect to the recognition of interest income based on a review of the borrower's performance under the restructure agreement. CFC accrued interest income totaling $28 million, $38 million and $33 million on loans classified as impaired during the years ended May 31, 2003, 2002 and 2001, respectively. The average recorded investment in impaired loans for the years ended May 31, 2003, 2002 and 2001 was $1,176 million, $1,523 million and $936 million, respectively.

CFC updates impairment calculations on a quarterly basis. Since a borrower's original contract rate typically includes a variable rate component, calculated impairment will vary with changes to CFC's variable rate, independent of a borrower's underlying economic condition. In addition, the calculated impairment for a borrower will fluctuate based on changes to certain assumptions. Changes to assumptions include, but are not limited to the following:

*	court rulings,
*	changes to collateral values, and
*	changes to expected future cash flows both as to timing and amount.

(c) Deseret is a power supply member of CFC located in Utah. Deseret owns and operates the Bonanza generating plant ("Bonanza") and owns a 25% interest in the Hunter generating plant along with a system of transmission lines. Deseret also owns and operates a coal mine through its Blue Mountain Energy subsidiary. In 1996, Deseret and CFC entered into an Obligations Restructuring Agreement ("ORA") that required Deseret to make quarterly payments to CFC and required CFC to perform under its guarantees of Deseret's debt and lease obligations. In addition, 80% of any excess cash flow, as determined by formula in the ORA, is paid to CFC within 90 days of the close of the calendar year. In connection with the ORA, on October 16, 1996, CFC acquired all of Deseret's indebtedness in the outstanding principal amount of $740 million from RUS for the sum of $239 million. The member systems of Deseret purchased from CFC, for $55 million, a participation interest in the RUS debt. The participation agreement allows the Deseret member distribution systems to put the participations back to CFC unconditionally on December 31, 2019. The balance of the member participation loans was less than $1 million at May 31, 2003.

During fiscal year 2003, CFC reclassified the outstanding loans to Deseret from restructured to performing. Deseret has made all payments required by the ORA, including $134 million of excess cash payments. CFC received quarterly cash flow payments totaling $42 million and in addition received excess cash payments totaling $10 million during the year ended May 31, 2003. Subsequent to the end of the year, on June 30, 2003, CFC received the required $9 million quarterly minimum payment from Deseret. Under the ORA, CFC keeps 75% of excess cash payments and applies the remaining 25% against the balance of the member participation loans. CFC has no net principal loss on its loans to Deseret.

At May 31, 2003 and 2002, CFC had the following exposure to Deseret:

(Dollar amounts in millions)	2003	2002
Loans outstanding (1)	$529	$534
Guarantees outstanding:
Tax benefit transfers	-	1
Mine equipment leases	30	36
Letters of credit	28	29
Other (2)	13	12
Total guarantees	71	78

Total exposure	$600	$612

(1)	As of May 31, 2003, the loan balance of $529 million to Deseret is comprised of $177 million of cash flow shortfalls related to Deseret's debt service and rental obligations guaranteed by CFC, $266 million related to the redemption of the Bonanza secured lease obligation bonds, $58 million related to the purchase of RUS loans, $18 million related to the original CFC loan to Deseret and $10 million related to the settlement of the foreclosure litigation.
(2)	Other guarantees include a guarantee of certain operational and maintenance expenses.

(d) At May 31, 2003 and 2002, CFC had a total of $628 million and $1,003 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers in an area where there has been significant residential and commercial growth in and adjacent to its current service territory over the last few years. CoServ adopted a strategy to provide a broad range of utility and other related services to consumers both in its service territory and the newly developing areas adjacent to its service territory. The non-electric services were provided through its controlled affiliates, which were funded primarily through advances from CoServ, and included natural gas, home-security, cable television and a variety of telecommunications services. CoServ also made substantial loans to and equity investments in residential and commercial real estate development projects. CFC's loans to CoServ were secured by assets and revenues of the electric distribution system, real estate notes receivable, real estate properties and telecommunications assets. There is competition for substantially all services provided in the CoServ service territory.

At May 31, 2002, all loans to CoServ were classified as nonperforming as CoServ was in default under its loan agreement with CFC. All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at May 31, 2003 and 2002 represented 2.9% and 4.5%, respectively, of CFC's total loans and guarantees outstanding.

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

On August 29, 2002, the Real Estate Plan was confirmed by the Court. On September 11, 2002, the Electric Plan was confirmed by the Court. On October 11, 2002, the Real Estate Plan became effective. Entities controlled by CFC took possession of $325 million of notes receivable from real estate developers, limited partnership interests in certain real estate developments and partnership interests in certain real estate assets. CFC received approximately $27 million in cash from the lock box that was established to collect all payments on notes receivable from the developers. CFC reduced the outstanding loan balance to CoServ by the cash received and the estimated fair value of the notes receivable and properties.

On December 13, 2002, CoServ emerged from bankruptcy and the Electric Plan and Telecom Plan became effective. On that date, CoServ transferred the telecommunications assets to entities controlled by CFC. The loan balance to CoServ was reduced by $39 million, the estimated fair value of the telecommunications assets received less estimated costs to sell. CFC is accounting for the real estate and telecommunications assets received as foreclosed assets.

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

(f) Energy Co-Opportunity ("ECO") was incorporated in the state of Delaware in 1998. ECO was organized by rural electric cooperatives with the assistance of CFC. CFC is not a member of ECO. ECO sold propane tanks to its members, and through an investment in H Power planned to be involved in the distribution of fuel cells to rural utility systems. ECO members have assisted with the field testing of H Power fuel cells. ECO obtained funds for its operations through payments it received by providing services to H Power pursuant to an agreement between the parties, and from revenues received by providing services to members and other entities.

ECO has been in payment default of its CFC loans. In order to facilitate the receipt of funds from H Power, CFC agreed to defer all principal and interest payments on the loans until December 31, 2003, subject to compliance by ECO with certain conditions. At May 31, 2003 and 2002, all loans to ECO were classified as restructured.

CFC had a total of $32 million in loans to ECO, which were secured by all assets and revenues of ECO and its affiliates, including 4.75 million shares of H Power stock. On November 30, 2001, CFC wrote off $20 million of the loan balance, resulting in a reported balance of $12 million. At May 31, 2002, CFC wrote off an additional $6 million to reduce the loan balance to the value of the collateral.

During the year ended May 31, 2003, H Power merged with Plug Power. As a result of this merger, CFC received a $1 million payment, which was applied against the principal balance of the loan. ECO's 4.75 million shares of H Power stock were exchanged for 788,995 shares of Plug Power stock and were transferred outright to CFC. In May 2003, CFC sold all of the shares of Plug Power stock for approximately $4 million, $3 million of which had been received by CFC at May 31, 2003. Through proceeds received from the sale of Plug Power stock and the offset of ECO's investments in subordinated certificates and unretired patronage capital allocations, CFC reduced the loan balance by $4 million and wrote off CFC's remaining exposure of $1 million resulting in an outstanding loan balance at May 31, 2003 of $1 million. In June 2003, CFC received the final proceeds of $1 million from the sale of Plug Power stock and reduced ECO's outstanding loan balance to zero. Additionally, ECO announced that it would currently cease all operations and close the cooperative in mid-2004. As a result, in July 2003, CFC and ECO entered into a settlement agreement where CFC received $1.7 million as payment in full and complete satisfaction of all amounts due from ECO. This amount was recorded as a recovery in the allowance for loan losses at that time.

(14)	Segment Information

CFC operates in two business segments - rural electric lending and rural telecommunications lending. The financial information for these two segments provides a breakout of the combined statement of operations between electric loans and telecommunications loans that reflects the full gross margin earned on each portfolio. The telecommunications systems' combined statement of operations represents the total earned on telecommunications loans at both the CFC and RTFC levels. The electric systems' combined statement of operations is only the amount earned on loans to electric member systems. The income is allocated to either segment based on actual income earned on loans to electric member systems and telecommunications member systems. The cost of funding and derivative cash settlements are allocated based on CFC's current matched funding and risk management policies. Operating expenses, the derivative forward value and foreign currency adjustments are allocated based on total average loan volume. The loan loss provision is allocated based on CFC's loan loss analysis. On the combined balance sheet, the breakout of loans outstanding represents actual loans outstanding to electric member systems and telecommunications member systems. The loan loss allowance is allocated between the two segments based on CFC's loan loss analysis. All other assets except for foreclosed assets are allocated based on the total average loan volume. Using the methodology described above, financial information reported for the telecommunications systems segment will not agree to summary financial information for RTFC as a stand-alone entity.

The following chart contains combined statement of operations information for the years ended May 31, 2003, 2002, and 2001 and combined balance sheet information as of May 31, 2003, 2002, and 2001.

	For the year ended May 31, 2003
(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Combined statement of operations:
Operating income	$726,384	$344,491	$1,070,875
Cost of funds	652,991	277,856	930,847
Gross margin	73,393	66,635	140,028
Expenses:
General and administrative expenses	28,609	9,560	38,169
Provision for loan losses	30,370	37,896	68,266
Total expenses	58,979	47,456	106,435
Results of operations of foreclosed assets	1,249	-	1,249
Impairment loss on foreclosed assets	(19,689)	-	(19,689)
Subtotal foreclosed assets	(18,440)	-	(18,440)
Operating (loss)/margin	(4,026)	19,179	15,153
Derivative cash settlements	86,162	36,663	122,825
Derivative forward value	567,564	189,648	757,212
Foreign currency adjustments	(182,304)	(60,916)	(243,220)
Net margin	$467,396	$184,574	$651,970
Assets:
Loans outstanding, net	$14,152,237	$4,767,046	$18,919,283
Other assets	1,624,365	430,640	2,055,005
Total assets	$15,776,602	$5,197,686	$20,974,288

	For the year ended May 31, 2002
(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Combined statement of operations:
Operating income	$812,768	$373,765	$1,186,533
Cost of funds	628,651	257,187	885,838
Gross margin	184,117	116,578	300,695
Expenses:
General and administrative expenses	27,593	9,919	37,512
Provision for loan losses	144,349	55,000	199,349
Total expenses	171,942	64,919	236,861
Operating margin	12,175	51,659	63,834
Derivative cash settlements	24,264	9,927	34,191
Derivative forward value	30,804	11,074	41,878
Foreign currency adjustments	(44,892)	(16,138)	(61,030)
Cumulative effect of change in accounting principle	20,878	7,505	28,383
Net margin	$43,229	$64,027	$107,256
Assets:
Loans outstanding, net	$14,604,091	$4,936,276	$19,540,367
Other assets	590,343	212,225	802,568
Total assets	$15,194,434	$5,148,501	$20,342,935

	For the year ended May 31, 2001
(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total Combined
Combined statement of operations:
Operating income	$968,771	$419,524	$1,388,295
Cost of funds	804,384	313,455	1,117,839
Gross margin	164,387	106,069	270,456
Expenses:
General and administrative expenses	23,790	8,696	32,486
Provision for loan losses	74,404	30,800	105,204
Total expenses	98,194	39,496	137,690
Net margin	$66,193	$66,573	$132,766
Loans outstanding, net	$14,113,354	$5,238,599	$19,351,953
Other assets	479,664	175,323	654,987
Total assets	$14,593,018	$5,413,922	$20,006,940

(15)	Combined Quarterly Financial Results (Unaudited)

Summarized results of operations for the four quarters of fiscal years 2003 and 2002 are as follows:

	Fiscal Year 2003
	Quarters Ended
	August 31	November 30	February 28
(Dollar amounts in thousands)	(restated)	(restated)	(restated)	May 31	Total Year

Operating income	$279,126	$272,034	$260,376	$259,339	$1,070,875
Gross margin	44,935	33,640	30,500	30,953	140,028
Operating margin/(loss)	(1,018)	(7,653)	20,539	3,285	15,153
Net margin	213,589	34,867	246,457	157,057	651,970

	Fiscal Year 2002
	Quarters Ended
	August 31	November 30	February 28	May 31	Total Year
(Dollar amounts in thousands)	(restated)	(restated)	(restated)	(restated)	(restated)

Operating income	$327,829	$302,074	$277,816	$278,814	$1,186,533
Gross margin	86,078	82,538	84,000	48,079	300,695
Operating margin	27,622	15,263	17,528	3,421	63,834
Net margin/(loss)	63,698	40,837	9,680	(6,959)	107,256

At May 31, 2003, CFC made adjustments to the quarterly net margin reported in fiscal years 2002 and 2003 to reflect the required accounting related to holding foreign denominated debt which is restated in the above chart (see further discussion in Note 1(q)). CFC was required to restate the balance of the foreign denominated debt on its combined balance sheet to reflect the change in the exchange rate from the date of issuance to the applicable reporting date. CFC had reported the foreign denominated debt at the original exchange rate due to the fact that CFC had also entered into foreign currency exchange agreements that effectively fixed the exchange rate on all interest and principal payments at the time of issuance on all foreign denominated debt. This results in the restatement to the net margin/(loss) reported at each quarter end for fiscal years 2002 and 2003.

The following chart contains a reconciliation of the amounts previously reported as filed with the SEC and the restated amounts as reported in this May 31, 2003 Form 10-K.
	August 31,	November 30,	February 28,
(Dollar amounts in thousands)	2002	2002	2003
Net margin as reported previously	$260,813	$47,460	$331,160
Foreign currency adjustments	(47,224)	(12,593)	(84,703)
Net margin as reported in this Form 10-K	$213,589	$34,867	$246,457

(Dollar amounts in thousands)	August 31,	November 30,	February 28,	May 31,
	2001	2001	2002	2002
Net margin/(loss) as reported previously	$69,749	$35,338	$(7,981)	$71,180
Foreign currency adjustments	(6,051)	5,499	17,661	(78,139)
Net margin/(loss) as reported in this Form 10-K	$63,698	$40,837	$9,680	$(6,959)

