Form 10-Q
period 2003-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2003-10-14
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2003

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

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar Amounts in Thousands)

A S S E T S

	August 31, 2003	May 31, 2003

Cash and cash equivalents	$208,688	$138,872

Loans to members	20,215,685	19,484,341
Less: Allowance for loan losses	(540,891)	(565,058)
Loans to members, net	19,674,794	18,919,283

Receivables	270,685	213,419

Fixed assets, net	44,558	44,754

Debt service reserve funds	85,793	85,793

Foreclosed assets	322,389	335,576

Derivative assets	675,385	1,160,244

Other assets	86,219	76,347

	$21,368,511	$20,974,288

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar Amounts in Thousands)

L I A B I L I T I E S A N D E Q U I T Y

	August 31, 2003	May 31, 2003

Notes payable, due within one year	$3,480,020	$1,096,353

Accrued interest payable	239,686	184,204

Long-term debt	14,329,707	16,000,744

Other liabilities	75,201	49,073

Derivative liabilities	256,453	354,781

Subordinated deferrable debt	650,000	650,000

Members' subordinated certificates:
Membership subordinated certificates	644,599	643,772
Loan and guarantee subordinated certificates	1,023,626	1,064,525
Total members' subordinated certificates	1,668,225	1,708,297

Minority interest - RTFC and NCSC members' equity	83,301	-

Equity:
Retained equity	622,698	977,599
Accumulated other comprehensive loss	(36,780)	(46,763)
Total equity	585,918	930,836

	$21,368,511	$20,974,288

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three Months Ended August 31, 2003 and 2002

	Three Months Ended
	August 31,
	2003	2002

Operating income	$255,275	$279,126
Cost of funds	(225,375)	(234,191)

Gross margin	29,900	44,935

Expenses:
General and administrative	(10,072)	(9,754)
Provision for loan losses	(2,571)	(36,199)

Total expenses	(12,643)	(45,953)

Results of operations of foreclosed assets	(1,028)	-
Impairment loss on foreclosed assets	(8,599)	-

Subtotal foreclosed assets	(9,627)	-

Operating margin (loss)	7,630	(1,018)

Derivative and foreign currency adjustments:
Derivative cash settlements	28,216	25,086
Derivative forward value	(361,311)	236,745
Foreign currency adjustments	85,255	(47,224)

Total derivative and foreign currency adjustments	(247,840)	214,607

Minority interest - RTFC and NCSC net margin	(2,755)	-

Net margin (loss) before income taxes	(242,965)	213,589

Income tax expense	(1,090)	-

Net margin (loss) before cumulative effect
of change in accounting principle	(244,055)	213,589

Cumulative effect of change in accounting principle	30,608	-

Net margin (loss)	$(213,447)	$213,589

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three Months Ended August 31, 2003 and 2002

							Patronage Capital
			Accumulated				Allocated
			Other			Members'	General
		Membership	Comprehensive	Unallocated	Education	Capital	Reserve
	Total	Fees	Income/(Loss)	Margin	Fund	Reserve	Fund	Other

Quarter ended August 31, 2003:
Balance as of May 31, 2003	$930,836	$1,506	$(46,763)	$523,223	$1,935	$89,772	$498	$360,665
Patronage capital	(51,891)	-	-	-	-	-	-	(51,891)
Operating margin	7,630	-	-	7,630	-	-	-	-
Derivative forward value	(351,328)	-	9,983	(361,311)	-	-	-	-
Derivative cash settlements	28,216	-	-	28,216	-	-	-	-
Foreign currency adjustments	85,255	-	-	85,255	-	-	-	-
Minority interest - RTFC and
NCSC net margin	(2,755)	-	-	(2,755)	-	-	-	-
Income tax expense	(1,090)	-	-	(1,090)
Cumulative effect of change in
accounting principle	30,608	-	-	30,608	-	-	-	-
Reclass to RTFC members' equity	(88,643)	(511)	-	-	(790)	-	-	(87,342)
Other	(920)	1	-	1	(215)	(1)	-	(706)
Balance as of August 31, 2003	$585,918	$996	$(36,780)	$309,777	$930	$89,771	$498	$220,726

Quarter ended August 31, 2002:
Balance as of May 31, 2002	$328,731	$1,510	$(72,556)	$30,356	$1,007	$16,329	$498	$351,587
Patronage capital	(236)	-	-	-	-	-	-	(236)
Operating loss	(1,018)	-	-	(1,018)	-	-	-	-
Derivative forward value	235,415	-	(1,330)	236,745	-	-	-	-
Derivative cash settlements	25,086	-	-	25,086	-	-	-	-
Foreign currency adjustments	(47,224)	-	-	(47,224)	-	-	-	-
Other	91	1	-	(21,125)	90	21,125	-	-
Balance as of August 31, 2002	$540,845	$1,511	$(73,886)	$222,820	$1,097	$37,454	$498	$351,351

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three Months Ended August 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin (loss)	$(213,447)	$213,589
Add/(deduct):
Provision for loan losses	2,571	36,199
Depreciation	795	1,014
Amortization of deferred income	(7,430)	(484)
Derivative forward value	361,311	(236,745)
Foreign currency adjustments	(85,255)	47,224
Cumulative effect of change in accounting principle	(30,608)	-
Amortization of bond issuance costs and deferred charges	3,793	3,174
Results of operations of foreclosed assets	8,599	-
Impairment loss on foreclosed assets	1,028	-
Cash assumed through consolidation	4,564	-
Changes in operating assets and liabilities:
Receivables	(16,592)	(2,384)
Accrued interest payable	53,957	51,782
Other	4,783	(14,288)
Net cash provided by operating activities	88,069	99,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(1,256,788)	(1,261,345)
Principal collected on loans	867,300	1,240,091
Net investment in fixed assets	(599)	(556)
Net cash provided by foreclosed assets	3,560	-
Net cash used in investing activities	(386,527)	(21,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, net	868,769	444,821
Proceeds from issuance of long-term debt, net	342,581	1,369,449
Payments for retirement of long-term debt	(796,114)	(1,031,485)
Proceeds from issuance of members' subordinated certificates	18,362	19,797
Retirement of members' subordinated certificates	(13,433)	(8,206)
Payments for retirement of patronage capital	(51,891)	-
Net cash provided by financing activities	368,274	794,376

NET INCREASE IN CASH AND CASH EQUIVALENTS	69,816	871,647
BEGINNING CASH AND CASH EQUIVALENTS	138,872	218,384
ENDING CASH AND CASH EQUIVALENTS	$208,688	$1,090,031

Supplemental disclosure of cash flow information:
Cash paid during three-month period for interest	$173,748	$183,149

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three Months Ended August 31, 2003

Supplemental Disclosure of Noncash Activities:

The following assets and liabilities were assumed in the consolidation of NCSC and RTFC effective June 1, 2003:

2003

Total assets assumed, net of eliminations	$(382,336)
Total liabilities assumed, net of eliminations	365,236
Total minority interest assumed, net of eliminations	80,405
Cumulative effect of change in accounting principle	30,608
Net reclassification of combined equity to minority interest	(89,349)

Cash Assumed	$4,564

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) General Information and Accounting Policies

(a) General Information

National Rural Utilities Cooperative Finance Corporation ("CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides guarantees for tax-exempt financings of pollution control facilities and other properties constructed or acquired by its members and, in addition, provides guarantees of taxable debt in connection with certain lease and other transactions of its members. CFC had 1,040 electric members as of August 31, 2003 including 898 utility members, the majority of which are consumer-owned cooperatives, 70 service members and 72 associate members in 49 states, the District of Columbia and one U.S. territory. The utility members included 826 distribution systems and 72 generation and transmission ("power supply") systems. CFC is exempt from payment of Federal income taxes under Section 501(c)(4) of the Internal Revenue Code.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and their affiliates. Effective June 1, 2003, RTFC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. At August 31, 2003, RTFC had 514 telecommunications members in 45 states, the District of Columbia and two U.S. territories. RTFC is headquartered with CFC in Herndon, VA. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code. RTFC pays income tax based on 1% of its net margins, excluding net margins distributed to its members.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private cooperative association. NCSC provides lease financing related to its members and general financing to for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to members of CFC. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program. Both programs are currently funded by third parties. Effective June 1, 2003, NCSC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. As of August 31, 2003, NCSC had 337 members in 43 states and the District of Columbia. NCSC operates under a management agreement with CFC. It is headquartered with CFC in Herndon, VA and is a taxable corporation. NCSC pays income tax based on its net margins for the period.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the consolidated financial position of CFC as of August 31, 2003 and the consolidated results of operations, cash flows and changes in equity for the three months ended August 31, 2003, and the combined financial position of CFC and RTFC as of May 31, 2003 and the combined results of operations, cash flows and changes in equity for the three months ended August 31, 2002. Operating results for the three months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ended May 31, 2004.

The notes to combined financial statements for the years ended May 31, 2003 and 2002 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 2003.)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. While CFC uses its best estimates and judgments based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.

CFC does not believe it is vulnerable to the risk of a near term severe impact as a result of any concentrations of its activities.

(b)
Principles of Consolidation

The accompanying financial statements as of August 31, 2003 and for the three month period then ended include the consolidated accounts of CFC, RTFC, NCSC and certain entities controlled by CFC that were created to hold foreclosed assets at August 31, 2003, after elimination of all material intercompany accounts and transactions. Prior to June 1, 2003, RTFC and NCSC were not consolidated with CFC under GAAP since CFC has no direct financial ownership interest in either company, however RTFC's results of operations and financial condition were combined with those of CFC. As a result of adopting Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003, CFC consolidates the financial results of RTFC and NCSC. CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

 CFC is the sole lender to and manages the affairs of RTFC through a long-term management agreement. Under a guarantee agreement, CFC has agreed to reimburse RTFC for loan losses. As a result, RTFC does not maintain a loan loss allowance and pays a guarantee fee to CFC. Six members of the CFC board serve as a lender advisory council to the RTFC board. All loans that require RTFC board approval also require the approval of the CFC lender advisory council. CFC is not a member of RTFC and does not elect directors to the RTFC board. RTFC is a class E member of CFC. Prior to June 1, 2003, RTFC's results of operations and financial condition were combined with those of CFC.

CFC is the sole lender to and manages the affairs of NCSC through a long-term management agreement. NCSC funds its programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee. Under a guarantee agreement effective June 1, 2003, CFC has agreed to reimburse NCSC for loan losses on loans that are directly funded by loans from CFC. As a result, NCSC pays a guarantee fee to CFC and maintains a loan loss allowance at a level appropriate for its remaining unguaranteed exposure. CFC does not control the election of directors to the NCSC board. NCSC is a class C member of CFC.

RTFC and NCSC creditors have no recourse against CFC in the event of default by RTFC and NCSC, unless there is a guarantee agreement where CFC has guaranteed NCSC and RTFC debt obligations to a third party. At August 31, 2003, CFC had guaranteed $378 million of NCSC debt with third parties. These guarantees are not included in Note 13 at August 31, 2003 as the debt that CFC had guaranteed becomes debt of CFC and its consolidated companies. At August 31, 2003, CFC had no guarantees of RTFC debt to third party creditors. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At August 31, 2003, RTFC had total assets of $5,438 million including loans outstanding to members of $4,928 million and NCSC had total assets of $592 million including loans outstanding to members of $523 million.

CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates their financial results.

Unless stated otherwise, references to CFC relate to the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC created to hold foreclosed assets.

(c)	Comprehensive Income/(Loss)

Comprehensive income/(loss) includes CFC's net margin (loss), as well as other comprehensive income/(loss) related to derivatives. Comprehensive income/(loss) for the three months ended August 31, 2003 and 2002 is calculated as follows:

	For the Three Months Ended
	August 31,
(Dollar amounts in thousands)	2003	2002
Net margin (loss)	$(213,447)	$213,589
Other comprehensive income/(loss):
Unrealized gain (loss) on derivatives	5,033	(6,931)
Reclassification adjustment for
realized losses on derivatives	4,950	5,601
Comprehensive income/(loss)	$(203,464)	$212,259

(d)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

(e)	New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 defines a variable interest entity as those that either have insufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or, as a group, its equity holders lack one or more characteristics of a controlling financial interest.

FIN 46 requires the consolidation of a variable interest entity by the party that is the primary beneficiary of the variable interest entity. An enterprise is considered a primary beneficiary if it absorbs a majority of the variable interest entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.

CFC implemented FIN 46 effective June 1, 2003, which resulted in the consolidation of two variable interest entities, RTFC and NCSC. CFC is the primary beneficiary of RTFC and NCSC as a result of its exposure to absorbing a majority of the expected losses. Neither company was consolidated with CFC under GAAP prior to June 1, 2003 and the implementation of FIN 46 since CFC has no direct financial ownership interest in either company.

On June 1, 2003, as a result of the consolidation of CFC, RTFC and NCSC, total assets increased by $387 million, total liabilities increased by $365 million, minority interest - RTFC and NCSC members' equity increased by $80 million and CFC total equity decreased by $58 million. As a result of the consolidation, NCSC debt guaranteed by CFC became debt of the consolidated entity, resulting in a net reduction to the consolidated loan loss allowance. CFC recorded a cumulative change in accounting principle gain of $31 million on the consolidated statement of operations, representing the reduction to the loan loss allowance.

In April 2003, FASB issued Statement of Financial Accounting Standards ("SFAS") 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. CFC's adoption of SFAS 149 did not have a material impact on CFC's financial position or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The statement is effective for CFC in the first interim or annual period beginning after December 15, 2003. CFC's adoption of SFAS 150 is not expected to have a material impact on CFC's financial position or results of operations.

(2)	Loans to Members

The following chart provides a breakout of the loans outstanding by loan program and member class.

(Dollar amounts in thousands)	August 31, 2003	May 31, 2003
Long-term loans:
Electric systems	$13,239,182	$12,695,924
Telecommunications systems	4,705,714	4,700,610
Other	247,431	-
Total long-term loans	18,192,327	17,396,534
Intermediate-term loans:
Electric systems	60,135	65,368
Telecommunications systems	9,579	18,642
Other	556	-
Total intermediate-term loans	70,270	84,010
Line of credit loans:
Electric systems	741,836	884,146
Telecommunications systems	212,765	223,388
Other	94,648	-
Total line of credit loans	1,049,249	1,107,534
Loans guaranteed by RUS:
Electric systems	271,147	266,857
Nonperforming loans:
Other	3,017	-
Total nonperforming loans	3,017	-
Restructured loans:
Electric	629,675	629,406
Total restructured loans	629,675	629,406

Total loans	20,215,685	19,484,341
Less: Allowance for loan losses	(540,891)	(565,058)
Net loans	$19,674,794	$18,919,283
Total by member class:
Distribution	$11,991,435	$11,410,592
Power supply	2,772,097	2,701,094
Statewide and associate	178,443	430,015
Subtotal electric systems	14,941,975	14,541,701
Telecommunications systems	4,928,058	4,942,640
Other	345,652	-
Total	$20,215,685	$19,484,341

Other loans represent loans made by NCSC to the for-profit subsidiaries and customers of electric systems. This classification has been added due to the consolidation of NCSC effective June 1, 2003.

At August 31, 2003 and May 31, 2003, mortgage notes representing approximately $6,356 million and $6,664 million, respectively, related to outstanding long-term loans to members and $220 million and $224 million, respectively, of RUS guaranteed loans qualifying as permitted investments were pledged as collateral to secure collateral trust bonds under the 1994 indenture. Subsequent to the end of the quarter, CFC pledged an additional $728 million of mortgage notes as collateral. In addition, $2 million of cash was pledged under the 1972 indenture at August 31, 2003 and May 31, 2003. Both the 1972 indenture and the 1994 indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC's revolving credit agreements (see Note 5), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding. Collateral trust bonds outstanding at August 31, 2003 and May 31, 2003 were $6,302 million.

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

Activity in the allowance account is summarized below for the three months ended August 31, 2003 and 2002 and the year ended May 31, 2003.

	For the three months ended
	August 31,		Year ended
(Dollar amounts in thousands)	2003	2002	May 31, 2003
Balance at beginning of year	$565,058	$506,742	$506,742
Provision for loan losses	2,571	36,199	68,266
Change in allowance due to consolidation (1)	(28,108)	-	-
Charge-offs	(706)	-	(10,840)
Recoveries	2,076	-	890
Balance at end of period	$540,891	$542,941	$565,058

Loan loss allowance as a percentage of:
Total loans outstanding	2.68%	2.71%	2.90%
Total loans and guarantees outstanding	2.50%	2.46%	2.64%
Total nonperforming loans outstanding	17,928.11%	53.85%	N/A
Total restructured loans outstanding	85.90%	100.24%	89.78%

(1) Represents the impact of consolidating NCSC including the reduction to CFC's loan loss allowance recorded as a cumulative effect of change in accounting principle, net of the beginning balance of NCSC's loan loss allowance.

(4)	Foreclosed Assets

CFC records foreclosed assets received in satisfaction of loan receivables at fair value or fair value less costs to sell and maintains these assets on the consolidated balance sheets as foreclosed assets. During fiscal year 2003, CFC received assets with a fair value totaling $369 million primarily comprised of real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in real estate properties, as well as telecommunications assets transferred to CFC as part of the bankruptcy settlement with Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"). CFC is operating certain real estate and telecommunications assets and servicing the notes receivable while attempting to sell these assets. CFC may make additional advances as required under the terms of the notes receivable or make additional investments in the real estate assets to preserve the fair value. The results of operations from foreclosed assets since the dates of foreclosure are shown on the consolidated statements of operations. For the three months ended August 31, 2003, this amount was a loss of $1 million. CFC also recorded a $9 million impairment loss to increase the allowance for loan losses for notes receivable based on individual risk assessments performed on the real estate loan portfolio as of August 31, 2003. It is CFC's intent to sell the foreclosed assets. However, the assets do not currently meet conditions to qualify for assets held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, CFC records depreciation on foreclosed assets.

The activity for foreclosed assets is summarized below for the three months ended August 31, 2003. There was no activity during the three months ended August 31, 2002.

For the three months ended
(Dollar amounts in thousands)	August 31, 2003
Beginning balance	$335,576
Recorded fair value	-
Results of operations	(1,028)
Net cash received	(3,560)
Impairment to fair value write down	(8,599)
Ending balance of foreclosed assets	$322,389

CFC has entered into a definitive agreement to sell Denton Telecom Partners d/b/a Advantex (telecommunications assets received as part of CoServ bankruptcy settlement). The sale, which is subject to regulatory approval, is expected to close during the fourth calendar quarter of 2003.

(5)	Credit Arrangements

At August 31, 2003 and May 31, 2003, CFC had three revolving credit agreements totaling $3,951 million and $3,806 million, respectively, which were used principally to provide liquidity support for CFC's outstanding commercial paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under a three-year agreement in effect at August 31, 2003 and May 31, 2003, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. In connection with this facility, CFC pays a per annum facility fee of 0.125 of 1% as determined by CFC's senior unsecured credit ratings based on a pricing schedule in the credit agreement.

At August 31, 2003 and May 31, 2003 there were two 364-day agreements totaling $2,923 million and $2,778 million, respectively. The two 364-day agreements in place at May 31, 2003 were replaced on June 30, 2003. Under one 364-day agreement, the amount that CFC could borrow increased from $2,378 million at May 31, 2003 to $2,523 million at August 31, 2003. There was no change to the amount of the second 364-day agreement for $400 million. Both 364-day agreements have a revolving credit period that terminates on June 28, 2004 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period with a .250 of 1% per annum fee on the outstanding principal amount of the term loan.

The facility fee for the 364-day facilities is .085 of 1% per annum based on the pricing schedules in place at August 31, 2003 and May 31, 2003. Up-front fees between .075 to .090 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate $3 million and $2 million for commitments to the agreements in effect at August 31, 2003 and May 31, 2003, respectively. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of .150 of 1% must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. For the purpose of the revolving credit agreements, non-cash adjustments related to SFAS 133 and SFAS 52 are excluded from the covenant calculations. The fixed charge coverage ratio is calculated by adding the cost of funds adjusted to include the derivative cash settlements to net margin adjusted to exclude the derivative forward value, foreign currency adjustments and the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements for CFC and various subsidiaries, as defined by each agreement. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and subordinated deferrable debt. Senior debt includes guarantees; however, it excludes:

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

As of August 31, 2003 and May 31, 2003, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligation to fund under the terms of the agreements.

Based on the ability to borrow under the facilities, CFC classified $2,923 million and $3,951 million of its notes payable outstanding as long-term debt at August 31, 2003 and May 31, 2003, respectively. CFC expects to maintain more than $2,923 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the credit agreements totaling $2,923 million discussed above, subject to the conditions therein.

(6)	Notes Payable

Notes payable due within one year at August 31, 2003 and May 31, 2003 are summarized as follows:

(Dollar amounts in thousands)	August 31, 2003	May 31, 2003
Commercial paper sold through dealers, net of discounts	$1,851,421	$819,672
Commercial paper sold by CFC directly to members, at par	951,590	930,274
Commercial paper sold by CFC directly to nonmembers, at par	27,546	25,605
Total commercial paper	2,830,557	1,775,551
Daily liquidity fund	168,288	110,602
Bank bid notes	100,000	100,000
Long-term debt maturing within one year:
Medium-term notes	1,893,845	2,611,427
Secured collateral trust bonds	1,299,480	299,948
Total	3,193,325	2,911,375
Foreign currency valuation account	110,350	149,450
Total notes payable due within one year	6,402,520	5,046,978
Notes payable supported by revolving credit
agreements, classified as long-term debt (see Note 5)	(2,922,500)	(3,950,625)
Total notes payable due in one year after reclassification to long-term	$3,480,020	$1,096,353

Notes payable includes debt denominated in foreign currency. Under SFAS 52, CFC adjusts the value of the foreign denominated debt based on changes to the currency exchange rates. The adjustment at August 31, 2003 and May 31, 2003 is shown as the foreign currency valuation account.

(7) Long-Term Debt

The following is a summary of long-term debt at August 31, 2003 and May 31, 2003:

(Dollar amounts in thousands)	August 31, 2003	May 31, 2003
Notes payable supported by revolving
credit agreement	$2,922,500	$3,950,625
Unsecured medium-term notes:
Medium-term notes, sold through dealers	6,070,950	5,738,750
Medium-term notes, sold directly to members	136,685	157,935
Subtotal	6,207,635	5,896,685
Less: Unamortized discount	(15,578)	(15,185)
Foreign currency valuation account	102,835	176,360
Total medium-term notes	6,294,892	6,057,860

Secured collateral trust bonds	5,002,032	6,002,032
Less: Unamortized discount	(7,660)	(8,832)
Total collateral trust bonds	4,994,372	5,993,200
Long-term notes payable	118,803	-
Long-term debt valuation allowance (SFAS 133)	(860)	(941)
Total long-term debt	$14,329,707	$16,000,744

Long-term debt includes debt denominated in foreign currency. Under SFAS 52, CFC adjusts the value of the foreign denominated debt based on changes to the currency exchange rates. The adjustment at August 31, 2003 and May 31, 2003 is shown as the foreign currency valuation account.

Subsequent to the end of the quarter, on September 23, 2003, CFC issued $200 million of 3.25% collateral trust bonds due 2007 and $500 million of 4.375% collateral trust bonds due 2010.

In September 2003, CFC notified investors that it would effect the early redemption of the 7.375% quarterly income capital securities totaling $200 million on October 15, 2003.

(8)	Derivative Financial Instruments

CFC is neither a dealer nor a trader in derivative financial instruments. CFC uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate risk and foreign exchange risk.

In accordance with SFAS 133, as amended, CFC records derivative instruments on the consolidated balance sheet as either an asset or liability measured at fair value. Changes in the fair value of derivative instruments are recognized in the derivative forward value line item of the consolidated statement of operations unless specific hedge accounting criteria are met. The change to the fair value is recorded to other comprehensive income if the hedge accounting criteria are met. In the case of certain foreign currency exchange agreements that meet hedge accounting criteria, the change in fair value is recorded to other comprehensive income and then reclassified to offset the related change in fair value on the hedged item in the consolidated statement of operations. CFC formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

Net settlements that CFC pays and receives for derivative instruments that qualify for hedge accounting are recorded in the cost of funds. CFC records net settlements related to derivative instruments that do not qualify for hedge accounting in derivative cash settlements.

Interest Rate Exchange Agreements
At August 31, 2003 and May 31, 2003, CFC was a party to interest rate exchange agreements with notional amounts totaling $15,274 million and $15,345 million, respectively.

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

No amounts that CFC paid and received related to the interest rate exchange agreements qualified for hedge accounting for the three months ended August 31, 2003 and 2002, thus all such amounts were included in CFC's derivative cash settlements in the consolidated statement of operations. The net impact of the interest rate exchange agreements on earnings for the three months ended August 31, 2003 and 2002 was a loss of $254 million and a gain of $169 million, respectively, which includes net amortization of $5 million and $4 million, respectively, related to the long-term debt valuation allowance and the transition adjustment recorded as an other comprehensive loss on June 1, 2001. These adjustments will be amortized into earnings over the remaining life of the agreements. Approximately $15 million is expected to be amortized over the next 12 months. The amortization will continue through April 2029, the final maturity date for interest rate exchange agreements included in the transition adjustment.

At August 31, 2003 and May 31, 2003, interest rate exchange agreements with a total notional amount of $7,194 million and $6,595 million, respectively, in which CFC pays a fixed rate and receives a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate, were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate.

At August 31, 2003 and May 31, 2003, interest rate exchange agreements with a total notional amount of $30 million and $700 million, respectively, in which CFC pays a variable rate based on a 30-day composite commercial paper index and receives a LIBOR based rate, were used to synthetically change the rate on floating collateral trust bonds and medium-term notes from a variable LIBOR rate to the 30-day commercial paper rate. CFC synthetically changes the rate from a LIBOR based rate to a commercial paper based rate because its long-term variable interest rate is based on the cost of its short-term debt, primarily commercial paper.

At August 31, 2003 and May 31, 2003, interest rate exchange agreements with a total notional amount of $8,050 million, in which CFC pays a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate and receives a fixed rate, were used to synthetically change the rate on debt from fixed to variable.

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

Cross Currency and Cross Currency Interest Rate Exchange Agreements

At August 31, 2003, CFC had medium-term notes outstanding that were denominated in foreign currencies. CFC entered into cross currency and cross currency interest rate exchange agreements related to each foreign denominated issue in order to synthetically change the foreign denominated debt to U.S. dollar denominated debt. At August 31, 2003 and May 31, 2003, CFC was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,544 and $1,262 million, respectively.

*	Cross currency interest rate exchange agreements that are not designated as and do not qualify as hedges.

Cross currency interest rate exchange agreements with a total notional amount of $872 million at August 31, 2003 and May 31, 2003, in which CFC receives Euros and pays U.S. dollars, and $282 million at August 31, 2003, in which CFC receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate. These cross currency interest rate exchange agreements do not qualify for hedge accounting; therefore, all changes in fair value are recorded in the consolidated statement of operations. The net impact of cross currency interest rate exchange agreements on earnings for the three months ended August 31, 2003 and 2002 was a loss of $109 million and a gain of $68 million, respectively.

*	Cross currency exchange agreements that are designated as and qualify as hedges.

At August 31, 2003 and May 31, 2003, cross currency exchange agreements with a total notional amount of $390 million in which CFC receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency exchange agreements to the critical terms of the hedged debt. All effective changes in forward value on these cross currency exchange agreements are recorded as other comprehensive income (loss) and reported in the consolidated statement of changes in equity. Reclassifications are then made from other comprehensive loss to foreign currency adjustments on the consolidated statement of operations in an amount equal to the change in the fair value of the foreign denominated debt that is related to the effective hedge, which results in the full offset of the change in the fair value of such debt based on the changes in the exchange rate during the period. The net impact was other comprehensive income of $5 million and other comprehensive loss of $7 million for the three months ended August 31, 2003 and 2002, respectively. No amount related to ineffectiveness was recorded in the consolidated statement of operations for the three months ended August 31, 2003 and 2002.

The following chart provides details of CFC's outstanding cross currency and cross currency interest rate exchange agreements at August 31, 2003 and May 31, 2003.

		Notional Principal Amount
(Currency amounts in thousands)		U.S. Dollars				Foreign Currency
	Exchange	August 31,		May 31,		August 31,		May 31,
Maturity Date	Rate	2003		2003		2003		2003
Dec. 10, 2003	1.139	$438,850	(3)	$438,850	(3)	500,000	EU (1)	500,000	EU (1)
Feb. 24, 2006	0.8969	390,250		390,250		350,000	EU (1)	350,000	EU (1)
July 7, 2006	1.506	166,000	(3)	-		250,000	AUD (2)	-
July 7, 2006	1.506	116,200	(3)	-		175,000	AUD (2)	-
Mar. 14, 2007	1.153	433,500	(3)	433,500	(3)	500,000	EU (1)	500,000	EU (1)
___________________________________________________
(1) EU - Euros
(2) AUD - Australian dollars

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

Rating Triggers

At August 31, 2003, there are rating triggers associated with $11,039 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. The rating triggers are based on CFC's senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. If the rating for either counterparty falls below the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $2,017 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,022 million.

At August 31, 2003, CFC had a fair value of $75 million, comprised of $124 million that would be due to CFC and $49 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated and a fair value of $211 million, comprised of $335 million that would be due to CFC and $124 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

(9)	Members' Subordinated Certificates

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

(10)	Minority Interest

At August 31, 2003, CFC is reporting minority interest of $83 million on the consolidated balance sheet. Minority interest represents the interest of other parties in RTFC and NCSC. The members of RTFC and NCSC own or control 100% of the interest in the respective company. FIN 46 requires CFC to consolidate the results of operations and financial condition of RTFC and NCSC even though CFC has no financial interest or voting control over both companies. This results in a minority interest that represents the full amount of the equity at RTFC and NCSC. At August 31, 2003, the minority interest of $83 million represents $89 million of RTFC equity offset by a $6 million NCSC equity deficit.

On June 1, 2003, a total of $88 million of RTFC equity was reclassified from the combined equity at May 31, 2003 and an NCSC equity deficit of $8 million was added to minority interest. During the quarter ended August 31, 2003, RTFC earned a net margin of $1 million and NCSC earned a net margin of $2 million. The net margin earned by RTFC and NCSC is reported on the consolidated statement of operations as minority interest - RTFC and NCSC net margin.

(11)	Equity

In July 2003, CFC's board of directors authorized the retirement of allocated margins totaling $71 million, representing 70% of the fiscal year 2003 allocated margin and one-ninth of the fiscal years 1991, 1992 and 1993 allocated margins. This amount was retired in August 2003. Under current policy, the remaining 30% of the fiscal year 2003 allocation will be retained by CFC and used to fund operations for 15 years and then may be retired. The retirement of net margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008. After that time and under current policy, retirements will be comprised of the 70% of net margins from the prior year and the remaining portion of net margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter). The $71 million retired by CFC in August 2003 included $19 million to RTFC. RTFC will retire 70% of its fiscal year 2003 margin, including the allocation from CFC, in the third quarter of fiscal year 2004. Future retirements of allocated net margins will be made annually as determined by CFC's and RTFC's Boards of Directors with due regard for CFC's and RTFC's financial condition. The Boards of Directors for CFC and RTFC have the authority to change the policy for allocating and retiring net margins at any time, subject to applicable cooperative law.

In July 2003, CFC's board of directors authorized the allocation of $52 million of the net margin for fiscal year 2003 to the members' capital reserve. CFC's board of directors established a members' capital reserve in which a portion of the annual net margin may be allocated and held by CFC to increase equity retention.

At August 31, 2003 and May 31, 2003, the total equity included the following components:

(Dollar amounts in thousands)	August 31, 2003	May 31, 2003
Membership fees	$996	$1,506
Education fund	930	1,935
Members' capital reserve	89,771	89,772
Allocated net margin	221,224	361,163
Unallocated margin	64,267	-
Total members' equity	377,188	454,376
Prior year cumulative derivative forward
value and foreign currency adjustments (1)	523,223	9,231
Current period derivative forward value (1) (2)	(362,968)	757,212
Current period foreign currency adjustments (1)	85,255	(243,220)
Total retained equity	622,698	977,599
Accumulated other comprehensive loss (1)	(36,780)	(46,763)
Total equity	$585,918	$930,836

(1) Items related to the adoption of SFAS 133 and adjustments to value debt denominated in foreign currencies at the reporting date.
(2) Represents total derivative forward value loss excluding NCSC derivative forward value gain of $1,657 included in minority interest.

(12)	Unadvanced Loan Commitments

The following chart provides a breakout of unadvanced loan commitments by loan program and member class.

(Dollar amounts in thousands)	August 31, 2003	May 31, 2003
Long-term loans:
Electric systems	$5,647,745	$5,681,224
Telecommunications systems	282,658	291,724
Other	95,173	-
Total long-term loans	6,025,576	5,972,948
Intermediate-term loans:
Electric systems	97,914	101,081
Telecommunications systems	4,403	4,827
Other	125	-
Total intermediate-term loans	102,442	105,908
Line of credit loans:
Electric systems	5,287,261	5,233,146
Telecommunications systems	367,900	377,409
Other	108,308	-
Total line of credit loans	5,763,469	5,610,555
Total unadvanced loan commitments	$11,891,487	$11,689,411
Total by member class:
Distribution	$8,564,998	$8,527,266
Power supply	2,298,046	2,321,125
Statewide and associate	169,876	167,059
Subtotal electric	11,032,920	11,015,450
Telecommunications systems	654,961	673,961
Other	203,606	-
Total	$11,891,487	$11,689,411

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

(13)	Guarantees

CFC guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as CFC performs under its guarantee. At August 31, 2003 and May 31, 2003, other liabilities included less than $1 million related to $169 million and $42 million of letters of credit issued since December 31, 2002, respectively.

The following chart summarizes CFC's total guarantees by type and member class at August 31, 2003 and May 31, 2003.

(Dollar amounts in thousands)	August 31, 2003	May 31, 2003
Long-term tax-exempt bonds (1)	$820,725	$899,420
Debt portions of leveraged lease transactions (2)	28,378	34,105
Indemnifications of tax benefit transfers (3)	175,107	184,605
Letters of credit (4)	314,024	314,114
Other guarantees (5)	72,488	471,312
Total	$1,410,722	$1,903,556
Total by member class:
Distribution	$66,446	$77,725
Power supply	1,203,088	1,220,795
Statewide and associate	107,135	600,036
Subtotal electric systems	1,376,669	1,898,556
Telecommunications systems	5,000	5,000
Other	29,053	-
Total	$1,410,722	$1,903,556

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

Of the amounts shown above, $752 million and $829 million as of August 31, 2003 and May 31, 2003, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of August 31, 2003, CFC's maximum potential exposure for the $68 million of fixed rate tax-exempt bonds is $87 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC's exposure to future interest payments on these bonds. CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)

The maturities for this type of guarantee run through 2024. CFC has guaranteed debt issued by CFC members in connection with leveraged lease transactions. The amounts shown represent loans from the member to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a CFC member. These loans were funded as either a direct loan from CFC or a private debt placement guaranteed by CFC. In the event of default by the system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the debt obligation. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. As of August 31, 2003, CFC's maximum potential exposure for guaranteed principal and interest is $31 million. This amount is secured by the property leased, the owner's rights as lessor and, in some instances, all assets of the lessee. CFC may also guarantee the rent obligation of its members to a third party.

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

(4)

The maturities for this type of guarantee run through 2013. Additionally, letters of credit totaling $15 million as of August 31, 2003 have a term of one year and automatically extend for a period of one year unless CFC cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). CFC issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw.

Interest would accrue from the date of the draw at CFC's line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. As of August 31, 2003, CFC's maximum potential exposure is $314 million, of which the outstanding balance of $275 million is secured. Security provisions include a mortgage lien on all of the system's assets, future revenues, and the system's commercial paper invested at CFC. In addition to the letters of credit listed in the table above, under master letter of credit facilities, CFC may be required to issue up to an additional $111 million in letters of credit to third parties for the benefit of its members at August 31, 2003. At May 31, 2003, this amount was $92 million.

(5)

The maturities for this type of guarantee run through 2025. CFC provides other guarantees as required by its members. In the event of default by a system for nonpayment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Of CFC's maximum potential exposure for guaranteed principal and interest totaling $72 million at August 31, 2003, $12 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $60 million is unsecured. At May 31, 2003, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $284 million. Effective June 1, 2003, NCSC's financial results are consolidated with those of CFC, therefore all guarantees associated with NCSC obligations have been eliminated and the related obligation is reported on a consolidated basis with CFC.

(14)	Contingencies

(a) At August 31, 2003, CFC had nonperforming loans in the amount of $3 million outstanding and at May 31, 2003, CFC had no nonperforming loans outstanding. At August 31, 2002, CFC had nonperforming loans in the amount of $1,008 million outstanding. During the three months ended August 31, 2003 and 2002, all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $0.1 million and $12 million for the three months ended August 31, 2003 and 2002, respectively. CFC reclassified loans outstanding to CoServ from nonperforming to restructured subsequent to CoServ's emergence from bankruptcy on December 13, 2002.

At August 31, 2003 and May 31, 2003, CFC had restructured loans in the amount of $630 million and $629 million, respectively. At August 31, 2003 and May 31, 2003, all restructured loans were on nonaccrual status with respect to the recognition of interest income. At August 31, 2002, there were $542 million of restructured loans, $535 million of which were loans to Deseret Generation & Transmission Co-operative ("Deseret") that were on accrual status. No interest income was accrued on restructured loans for the three months ended August 31, 2003 compared to a total of $9 million for the three months ended August 31, 2002. The effect of not accruing interest income at the stated rates on restructured loans was a decrease of $6 million for the three months ended August 31, 2003 and an increase in interest income of $3 million for the three months ended August 31, 2002. During fiscal year 2003, loans outstanding to Deseret were reclassified from restructured to performing.

(b) CFC classified $633 million and $629 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at August 31, 2003 and May 31, 2003, respectively. CFC reserved $130 million and $164 million of the loan loss allowance for such impaired loans at August 31, 2003 and May 31, 2003, respectively. The amount of loan loss allowance reserved for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income as dictated by the terms of the restructure agreement and borrower performance. CFC may place certain impaired loans on accrual status with respect to the recognition of interest income based on a review of the borrower's performance under the restructure agreement. CFC did not accrue interest income on loans classified as impaired during the three months ended August 31, 2003. CFC accrued interest income totaling $9 million on loans classified as impaired during the three months ended August 31, 2002. The average recorded investment in impaired loans for the three months ended August 31, 2003 and 2002 was $631 million and $1,550 million, respectively.

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

(c) At August 31, 2003 and May 31, 2003, CFC had a total of $630 million and $628 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers in an area where there has been significant residential and commercial growth in and adjacent to its current service territory over the last few years. Total loans to CoServ at August 31, 2003 and May 31, 2003 represented 2.9% of CFC's total loans and guarantees outstanding. CoServ adopted a strategy to provide a broad range of utility and other related services to consumers both in its service territory and the newly developing areas adjacent to its service territory. The non-electric services were provided through its controlled affiliates, which were funded primarily through advances from CoServ, and included natural gas, home-security, cable television and a variety of telecommunications services. CoServ had also made substantial loans to and equity investments in residential and commercial real estate development projects. CFC's loans to CoServ were secured by assets and revenues of the electric distribution system, real estate notes receivable, real estate properties and telecommunications assets. There is competition for substantially all services provided in the CoServ service territory.

Under the terms of a bankruptcy settlement, CFC has restructured its loans to CoServ. CoServ will make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure over the next 10 years. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC. As of August 31, 2003, no amounts have been advanced to CoServ under this loan facility. To date, CoServ has made all payments required under the restructure agreement.

CoServ and CFC now have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC's legal claim against CoServ will now be limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, CFC believes that it is adequately reserved for the estimated probable loss on its loan to CoServ.

(15)	Segment Information

Prior to June 1, 2003, CFC operated in two business segments - rural electric lending and rural telecommunications lending. Upon adoption of FIN 46 as of June 1, 2003, CFC now consolidates NCSC and operates in three business segments - rural electric lending, rural telecommunications lending and other lending. The financial information for these segments provides a breakout of the consolidated statement of operations that reflects the full gross margin earned on each segment's loan portfolio and a breakout of the consolidated balance sheet that reflects the total assets in each segment. The electric segment is comprised of all loans to electric members and foreclosed assets which were received as a result of the settlement of electric loans. The telecommunications segment is comprised of all loans to telecommunications members. The other segment is comprised of the loans to electric consumers, loans to the for-profit subsidiaries of members and other items not included in the electric or telecommunications segments. The cost of funding, derivative cash settlements, derivative forward value and foreign currency adjustments are allocated to each segment based on CFC's current matched funding and risk management policies. Operating expenses are allocated based on the cost reported for each segment. The loan loss provision and ending loan loss allowance balance are allocated to each segment based on CFC's loan loss analysis. Using the methodology described above, financial information reported for net margin, total assets and loans outstanding for the telecommunications and other segment will not agree to the net margin, total assets and loans outstanding reported for RTFC and NCSC as stand-alone entities.

The following chart contains income statement information for the three months ended August 31, 2003 and balance sheet information at August 31, 2003.
	Electric	Telecommunications
(Dollar amounts in thousands)	Systems	Systems	Other	Total
Income statement:
Operating income	$170,023	$81,104	$4,148	$255,275
Cost of funds	(157,879)	(65,791)	(1,705)	(225,375)
Gross margin	12,144	15,313	2,443	29,900

Expenses:
General and administrative expenses	(8,881)	(990)	(201)	(10,072)
Provision for loan losses	44,438	(40,849)	(6,160)	(2,571)
Total expenses	35,557	(41,839)	(6,361)	(12,643)

Results of operations of foreclosed assets	(1,028)	-	-	(1,028)
Impairment loss on foreclosed assets	(8,599)	-	-	(8,599)
Subtotal foreclosed assets	(9,627)	-	-	(9,627)
Operating (loss) margin	38,074	(26,526)	(3,918)	7,630

Derivative cash settlements	20,710	7,011	495	28,216
Derivative forward value	(265,197)	(89,773)	(6,341)	(361,311)
Foreign currency transactions	62,576	21,183	1,496	85,255
Total derivative and foreign
currency transactions	(181,911)	(61,579)	(4,350)	(247,840)

Minority Interest - RTFC and NCSC net margin	-	(612)	(2,143)	(2,755)
Income tax expense	-	(166)	(924)	(1,090)
Cumulative effect of
change in accounting principle	-	-	30,608	30,608
Net margin	$(143,837)	$(88,883)	$19,273	$(213,447)

Assets:
Loans outstanding, net	$14,634,248	$4,723,417	$317,129	$19,674,794
Other assets	1,243,165	420,830	29,722	1,693,717
Total assets	$15,877,413	$5,144,247	$346,851	$21,368,511

The following chart contains income statement information for the three months ended August 31, 2002 and balance sheet information at August 31, 2002.

(Dollar amounts in thousands)	Electric Systems	Telecommunications Systems	Total
Income statement:
Operating income	$191,251	$87,875	$279,126
Cost of funds	(164,883)	(69,308)	(234,191)
Gross margin	26,368	18,567	44,935

Expenses:
General and administrative expenses	(7,305)	(2,449)	(9,754)
Provision for loan losses	(21,599)	(14,600)	(36,199)
Total expenses	(28,904)	(17,049)	(45,953)
Operating margin	(2,536)	1,518	(1,018)
Derivative cash settlements	17,662	7,424	25,086
Derivative forward value	177,294	59,451	236,745
Foreign currency transactions	(35,365)	(11,859)	(47,224)
Net margin	$157,055	$56,534	$213,589

Assets:
Loans outstanding, net	$14,648,414	$4,877,008	$19,525,422
Other assets	1,538,697	515,964	2,054,661
Total assets	$16,187,111	$5,392,972	$21,580,083

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is designed to provide a better understanding of National Rural Utilities Cooperative Finance Corporation's ("CFC") consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto. Effective June 1, 2003, CFC's financial results include the consolidated accounts of CFC, Rural Telephone Finance Corporation ("RTFC"), National Cooperative Service Corporation ("NCSC") and certain entities controlled by CFC that were created to hold foreclosed assets. CFC's financial results prior to June 1, 2003 were consolidated with certain entities controlled by CFC that were created to hold foreclosed assets and combined with those of RTFC.

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

*

Liquidity - CFC depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantee and repurchase agreements. At August 31, 2003, CFC had $3,099 million of commercial paper, daily liquidity fund and bank bid notes and $3,194 million of medium-term notes and collateral trust bonds scheduled to mature during the next twelve months, excluding $110 million of foreign currency valuation related to medium-term notes. In addition, $200 million of subordinated deferrable debt will be redeemed in October 2003. There is no guarantee that CFC will be able to access the markets in the future. CFC's long-term debt ratings were downgraded by three of the major credit rating agencies in fiscal year 2002 and Moody's Investors Service has CFC's ratings on negative outlook. Further downgrades or other events that may deny or limit CFC's access to the capital markets could negatively impact its operations. CFC has no control over certain items that are considered by the credit rating agencies as part of their analysis for CFC, such as the overall outlook for the electric and telecommunications industries.

*

Covenant compliance - CFC must maintain compliance with all covenants related to adjusted TIER, adjusted leverage and amount of loans pledged in order to have access to the funds available under the revolving lines of credit. A restriction on access to the revolving lines of credit would impact CFC's ability to issue short-term debt, as it is required to maintain backup-liquidity to maintain preferred rating levels on its short-term debt.

*

Restructured borrower - Denton County Electric Cooperative, Inc. d/b/a CoServ Electric ("CoServ") has emerged from bankruptcy and the joint plans of liquidation and reorganization filed by CoServ and CFC are effective. However, the calculated impairment on the restructured loan would increase if CoServ were not able to perform as required by the joint plans of liquidation and reorganization.

*

Credit concentration - CFC lends primarily into the rural electric and telephone industries and is subject to risks associated with those industries. Credit concentration is one of the risk factors considered by the rating agencies in the evaluation of CFC's credit rating. CFC's credit concentration to its ten largest borrowers could increase from the current 22% of total loans and guarantees outstanding, if:

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

*

Adjusted leverage and adjusted debt to equity ratios - If CFC were to experience continued significant loan growth over the next few years, as it did from fiscal year 1998 through fiscal year 2001, the adjusted leverage and adjusted debt to equity ratios would increase. The equity retention policies are tied to the growth in loans as members purchase subordinated certificates with the advance of loans. However, the required subordinated certificate purchase is not sufficient to allow equity retention in the amount required to continue to lower the adjusted leverage and adjusted debt to equity ratios. The increased loan volume would result in an increased gross margin, which could result in an increased allocation to the members' equity reserve, but not in an amount required to reduce the adjusted leverage and adjusted debt to equity ratios. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to the leverage and debt to equity ratios.

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

*

Foreign currency - The required accounting for foreign denominated debt has caused increased volatility in CFC's financial results. CFC is required to adjust the value of the foreign denominated debt on its consolidated balance sheet at each reporting date based on the then current foreign exchange rate.

*

Rating triggers - There are rating triggers associated with $11,039 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. The rating triggers are based on CFC's senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. If the rating for either counterparty falls below the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $2,017 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,022 million. Based on the fair market value of its interest rate, cross currency and cross currency interest rate exchange agreements at August 31, 2003, CFC may be required to make a payment of up to $49 million if its senior unsecured ratings declined to Baa1 or BBB+ and up to $124 million if its senior unsecured ratings declined below Baa1 or BBB+. In calculating the required payments, CFC only considered agreements in which it would have been required to make a payment upon termination.

*

Calculated impairment - CFC calculates loan impairments per the requirements of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended. This pronouncement states that the impairment is calculated based on a comparison of the present value of the expected future cash flows discounted at the original interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. The interest rate in the original loan agreements between CFC and CoServ is a blend of the CFC long-term fixed rate for various maturity periods, the CFC long-term variable and line of credit interest rate. CFC periodically adjusts the long-term variable and line of credit interest rates to reflect the cost of variable rate and short-term debt. Thus, the original contract rate (weighted average of interest rates on all of the original loans to CoServ), will change as CFC adjusts its long-term variable and line of credit interest rates. CFC's long-term variable and line of credit interest rates are currently at historic low levels. CFC's calculated impairment on the restructured loan to CoServ will increase as CFC's long-term variable and line of credit interest rates increase. Currently, an increase of 25 basis points to CFC's variable interest rates results in an increase of $14 million to the calculated impairment.

*

Deficiency of fixed charges - For the three months ended August 31, 2003, CFC's net loss excluding the cumulative effect of change in accounting principle reported on the consolidated statement of operations as required under generally accepted accounting principles ("GAAP") totaled $244 million and is not sufficient to cover fixed charges.

The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 defines a variable interest entity as those that either have insufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or, as a group, its equity holders lack one or more characteristics of a controlling financial interest.

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

CFC implemented FIN 46 effective June 1, 2003, which resulted in the consolidation of two variable interest entities, RTFC and NCSC. CFC is the primary beneficiary of variable interests in RTFC and NCSC as a result of its exposure to absorbing a majority of their expected losses. Neither company was consolidated with CFC under GAAP prior to June 1, 2003 and the implementation of FIN 46 since CFC has no direct financial ownership interest in either company. See Notes 1(b) and (e) to the consolidated financial statements for further discussion. Prior to June 1, 2003, RTFC's results of operations were combined with CFC.

Non-GAAP Financial Measures

CFC makes certain adjustments to financial measures in assessing its financial performance that are not in accordance with GAAP. These non-GAAP adjustments fall primarily into two categories: (1) adjustments to exclude the impact of the accounting for derivative investments required by SFAS 133, Accounting for Derivative Instruments and Hedging Activities and foreign currency adjustments required by SFAS 52, Foreign Currency Translation, and (2) adjustments related to the calculation of leverage and debt to equity ratios. These adjustments reflect management's perspective on CFC's operations, and in several cases adjustments used to measure covenant compliance under its revolving credit agreements, and thus CFC believes these are useful financial measures for investors. For a more complete explanation of these adjustments, see "Management's Discussion and Analysis of Condition and Results of Operations - Non-GAAP Financial Measures" in CFC's Annual Report on Form 10-K for the year ended May 31, 2003. Reconciliations of these adjusted measures to GAAP financial measures follow.

Adjustments to Exclude the Impacts of Derivatives and Foreign Currency Adjustments

The following chart provides a reconciliation between cost of funds, gross margin, operating margin, and net margin and these financial measures adjusted to exclude the impact of SFAS 133 and foreign currency adjustments for the three months ended August 31, 2003 and 2002.

	Three Months Ended August 31,
(Dollar amounts in thousands)	2003	2002
Cost of funds	$(225,375)	$(234,191)
Plus: Derivative cash settlements	28,216	25,086
Adjusted cost of funds	$(197,159)	$(209,105)

Gross margin	$29,900	$44,935
Plus: Derivative cash settlements	28,216	25,086
Adjusted gross margin	$58,116	$70,021

Operating margin (loss)	$7,630	$(1,018)
Plus: Derivative cash settlements	28,216	25,086
Adjusted operating margin	$35,846	$24,068

Net (loss) margin prior to cumulative
effect of change in accounting principle	$(244,055)	$213,589
Less: Derivative forward value (1)	362,968	(236,745)
Foreign currency adjustments	(85,255)	47,224
Adjusted net margin	$33,658	$24,068

(1) Represents total derivative forward value loss excluding NCSC derivative forward value gain of $1,657 previously excluded as part of minority interest.

TIER using GAAP financial measures is calculated as follows:

Cost of funds + net margin prior to cumulative
TIER =	effect of change in accounting principle
Cost of funds

Adjusted TIER is calculated as follows:

Cost of funds + derivative cash settlements +
net margin prior to the cumulative effect of change in accounting
Adjusted TIER =	principle - derivative forward value - foreign currency adjustments
Cost of funds + derivative cash settlements

The following chart provides the TIER and adjusted TIER for the three months ended August 31, 2003 and 2002.

	Three Months Ended
	August 31,
	2003	2002
TIER	(0.08)	1.91
Adjusted TIER	1.17	1.12

Adjustments to the Calculation of Leverage and Debt to Equity Ratios

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Liabilities - derivative liabilities - foreign currency valuation account -
debt used to fund loans guaranteed by RUS - subordinated deferrable debt -
Adjusted leverage ratio =	members' subordinated certificates + guarantees outstanding
Total equity - derivative forward value - cumulative effect of change in accounting principle - foreign currency adjustments - accumulated other comprehensive loss + members' subordinated certificates + subordinated deferrable debt + minority interest

Liabilities - derivative liabilities - foreign currency valuation account -
debt used to fund loans guaranteed by RUS - subordinated deferrable debt -
Adjusted debt to equity ratio =	members' subordinated certificates
Total equity - derivative forward value - cumulative effect of change in accounting principle - foreign currency adjustments - accumulated other comprehensive loss + members' subordinated certificates + subordinated deferrable debt + loan loss allowance + minority interest

The following charts provide a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures reflecting the adjustments noted above, as well as the ratio calculations as of August 31, 2003 and May 31, 2003.

(Dollar amounts in thousands)	August 31, 2003	May 31, 2003
Liabilities	$20,699,292	$20,043,452
Less:
Derivative liabilities (1)	(255,593)	(353,840)
Foreign currency valuation account	(213,185)	(325,810)
Debt used to fund loans guaranteed by RUS	(271,147)	(266,857)
Subordinated deferrable debt	(650,000)	(650,000)
Subordinated certificates	(1,668,225)	(1,708,297)
Adjusted liabilities	$17,641,142	$16,738,648

Total equity	$585,918	$930,836
Less:
Prior year cumulative derivative forward value and
foreign currency adjustments	(523,223)	(9,231)
Current period derivative forward value (2)	362,968	(757,212)
Current period foreign currency adjustments	(85,255)	243,220
Accumulated other comprehensive loss	36,780	46,763
Subtotal members' equity	377,188	454,376
Plus:
Subordinated certificates	1,668,225	1,708,297
Subordinated deferrable debt	650,000	650,000
Minority interest (3)	83,101	-
Adjusted equity	2,778,514	2,812,673
Loan loss allowance	540,891	565,058
Adjusted equity plus loan loss allowance	$3,319,405	$3,377,731

Guarantees	$1,410,722	$1,903,556

Leverage ratio	37.74	23.58
Adjusted leverage ratio	6.86	6.63
Debt to equity ratio	35.33	21.53
Adjusted debt to equity ratio	5.31	4.96

(1) Includes the long-term debt valuation allowance of $(860) and $(941) at August 31, 2003 and May 31, 2003, respectively.
(2) Represents total derivative forward value loss excluding NCSC derivative forward value gain of $1,657 previously excluded as part of minority interest.
(3) Represents total minority interest excluding NCSC derivative forward value gain net of taxes of $1,028 and NCSC other comprehensive loss of $828.

CFC adjusts its total capitalization to exclude the impact of SFAS 133 and foreign currency adjustments from the total debt and total equity. Total capitalization includes notes payable, long-term debt, subordinated deferrable debt, members' subordinated certificates, minority interest - RTFC and NCSC members' equity and total equity. Adjusted total capitalization excludes the derivative long-term debt valuation allowance and the foreign currency valuation account from total liabilities and excludes the impact of SFAS 133 and foreign currency adjustments from minority interest and total equity. The following chart provides a reconciliation between total capitalization and adjusted total capitalization at August 31, 2003 and May 31, 2003.

(Dollar amounts in thousands)	August 31, 2003	May 31, 2003
Total capitalization	$20,797,171	$20,386,230
Less:
Long-term debt valuation allowance	860	941
Foreign currency valuation account	(213,185)	(325,810)
Prior year cumulative derivative forward
value and foreign currency adjustments	(523,223)	(9,231)
Current period derivative forward value (1)	362,968	(757,212)
Current period foreign currency adjustments	(85,255)	243,220
Accumulated other comprehensive loss	36,780	46,763
Minority interest derivative forward value (2)	(1,028)	-
Minority interest accumulated other comprehensive loss (2)	828	-
Adjusted total capitalization	$20,375,916	$19,584,901

(1) Represents total derivative forward value loss excluding NCSC derivative forward value gain of $1,657 previously excluded as part of minority interest.
(2) Represents the NCSC derivative forward value gain net of taxes of $1,028 and NCSC other comprehensive loss of $828, excluded from minority interest.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC's net margin in dollar terms is subject to fluctuation as interest rates change. Management has established a 1.10 adjusted TIER as its minimum operating objective. TIER is a measure of CFC's ability to cover the interest expense on funding. TIER is calculated by dividing the cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds. CFC's TIER for the three months ended August 31, 2003 and 2002 was (0.08) and 1.91, respectively. CFC adjusts TIER to exclude the derivative forward value and foreign currency adjustments from net margin and include the derivative cash settlements in the cost of funds. Adjusted TIER for the three months ended August 31, 2003 and 2002 was 1.17 and 1.12, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its TIER calculation to exclude the impact of SFAS 133 and foreign currency adjustments.

The following chart details the results for the three months ended August 31, 2003 versus August 31, 2002.

	For the three months ended
(Dollar amounts in millions)	August 31,	August 31,	Increase/
	2003	2002	(Decrease)
Operating income	$255	$279	$(24)
Less: cost of funds	(225)	(234)	9
Gross margin	30	45	(15)
Expenses:
General and administrative	(10)	(10)	-
Provision for loan losses	(2)	(36)	34
Total expenses	(12)	(46)	34

Results of operations of foreclosed assets	(1)	-	(1)
Impairment loss on foreclosed assets	(9)	-	(9)
Subtotal foreclosed assets	(10)	-	(10)
Operating margin (loss)	8	(1)	9

Derivative and foreign currency adjustments:
Derivative cash settlements	28	25	3
Derivative forward value	(361)	237	(598)
Foreign currency adjustments	85	(47)	132
Total derivative and foreign currency transactions	(248)	215	(463)

Minority interest - RTFC and NCSC net margin	(3)	-	(3)
Income tax expense	(1)	-	(1)
Cumulative effect of change in accounting principle	31	-	31
Net margin (loss)	$(213)	$214	$(427)

TIER	(0.08)	1.91
Adjusted TIER (1)	1.17	1.12

(1) Adjusted to exclude the derivative forward value and foreign currency adjustments from net margin and include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart is a summary of CFC's operating results expressed as a percentage of average loans outstanding for the three months ended August 31, 2003 and August 31, 2002.

	For the three months ended
	August 31,	August 31,	Increase/
	2003	2002	(Decrease)
Operating income	5.09%	5.49%	(0.40)%
Less: cost of funds	(4.49)%	(4.61)%	0.12%
Gross margin	0.60%	0.88%	(0.28)%
Expenses:
General and administrative expenses	(0.20)%	(0.19)%	(0.01)%
Provision for loan losses	(0.04)%	(0.71)%	0.67%
Total expenses	(0.24)%	(0.90)%	0.66%

Results of operations of foreclosed assets	(0.02)%	-%	(0.02)%
Impairment loss on foreclosed assets	(0.18)%	-%	(0.18)%
Subtotal foreclosed assets	(0.20)%	-%	(0.20)%
Operating margin (loss)	0.16%	(0.02)%	0.18%

Derivative and foreign currency adjustments:
Derivative cash settlements	0.56%	0.49%	0.07%
Derivative forward value	(7.21)%	4.66%	(11.87)%
Foreign currency adjustments	1.70%	(0.92)%	2.62%
Total derivative and foreign currency transactions	(4.95)%	4.23%	(9.18)%

Minority interest - RTFC and NCSC net margin	(0.06)%	-%	(0.06)%
Income tax expense	(0.02)%	-%	(0.02)%
Cumulative effect of change in accounting principle	0.62%	-%	0.62%
Net margin (loss)	(4.25)%	4.21%	(8.46)%

Adjusted gross margin (1)	1.16%	1.37%	(0.21)%
Adjusted operating margin (1)	0.72%	0.47%	0.25%
(1) Adjusted to include derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The $24 million or 9% decrease in operating income was due to the decrease in the yield on average loans outstanding caused by lower interest rates. During the final three quarters of fiscal year 2003, CFC reduced its long-term variable interest rate by 85 basis points and its line of credit interest rate by 100 basis points. The interest rate decreases during the final three quarters of fiscal year 2003 were primarily due to decreases to interest rates in the capital markets. CFC further reduced both its long-term variable and line of credit interest rates by an additional 55 basis points during the three months ended August 31, 2003. The decreases to interest rates in the first quarter of fiscal year 2004 were based on CFC's decision to lower the gross margin yield it was charging its members and not due to decreases to rates in the capital markets. In addition to the decreases to interest rates, CFC's average loan volume outstanding also decreased by $279 million or 1% to a balance of $19,879 million for the quarter ended August 31, 2003 compared to a balance of $20,158 million for the quarter ended August 31, 2002. CFC's goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. For the three months ended August 31, 2003, CFC exceeded its minimum operating objective of a 1.10 adjusted TIER, therefore CFC did not pass the increase in its cost of funding on to its borrowers in the form of higher interest rates.

Cost of funds for the three months ended August 31, 2003 was $225 million, a decrease of $9 million or 4% compared to the cost of funds of $234 million for the prior year period. The decrease to the cost of funds was due to a reduction to interest rates in the markets as compared to the prior year. CFC's average cost of funding for the three months ended August 31, 2003 was 4.49% compared to 4.61% in the prior year.

The gross margin earned on loans for the three months ended August 31, 2003 was 60 basis points, a decrease of 28 basis points, or 32%, compared to 88 basis points for the three months ended August 31, 2002. The gross margin earned on loans for the three months ended August 31, 2003 adjusted to include derivative cash settlements was 116 basis points, a decrease of 21 basis points, or 15%, compared to the adjusted gross margin of 137 basis points for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment CFC makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The decrease to CFC's gross margin and adjusted gross margin was primarily due to the refinancing of notes payable with long-term debt and to the reductions to CFC's variable interest rates during the three months ended August 31, 2003 without a corresponding decrease to rates in the capital markets. By reducing the gross margin yield, CFC is effectively giving its members an immediate return of patronage capital rather than collecting the higher gross margin yield during the year and returning it at year end. This is consistent with CFC's goal as a not-for-profit, member-owned, finance cooperative, to provide its members with the lowest cost financial services.

Operating expenses for the quarter ended August 31, 2003 were $10 million, the same as for the prior year period. Operating expenses represented 20 basis points of average loan volume for the three months ended August 31, 2003 an increase of 1 basis point as compared to 19 basis points for the prior year period.

During the quarter ended August 31, 2003, CFC had a loan loss provision of $2 million compared to $36 million for the prior year period. There were only minor changes to the required loan loss reserve at August 31, 2003 as compared to May 31, 2003, which included the recovery of $2 million of amounts previously written off and less than $1 million of write-offs for the quarter.

In October 2002 and December 2002, CFC received assets as a result of bankruptcy settlements. CFC records the results of operating these assets as the results of operations of foreclosed assets. There were no foreclosed assets held by CFC during the quarter ended August 31, 2002. CFC recorded a net loss of $1 million from the operation of foreclosed assets for the quarter ended August 31, 2003. In addition, CFC recognized an impairment loss of $9 million to reflect the decrease in the fair value of certain foreclosed assets during the three months ended August 31, 2003. It is not management's intent to hold and operate these assets, but to preserve the value for sale at the appropriate time.

Operating margin for the three months ended August 31, 2003 was $8 million, compared to an operating loss of $1 million for the prior year period. The operating margin adjusted to include derivative cash settlements for the three months ended August 31, 2003 was $36 million, compared to $24 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment CFC makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore operating margin. The operating margin adjusted to include derivative cash settlements increased due to the $3 million increase in derivative cash settlements noted above and the $34 million decrease to the provision for loan losses partly offset by the $15 million decrease in gross margin and a $10 million loss on results of foreclosed assets.

For the three months ended August 31, 2003, CFC reported a loss of $248 million related to derivative and foreign currency transactions, a decrease of $463 million from the prior year period. The $463 million decrease is a result of a $598 million decrease in the derivative forward value offset by an increase of $132 million to the foreign currency adjustment and $3 million to derivative cash settlements. At August 31, 2003, CFC's interest rate and cross currency exchange agreements include $8,600 million notional amount, or 51% of the total exchange agreements, in which CFC synthetically changed the interest rate on the debt securities from fixed to variable and $7,194 million notional amount, or 43% of the total exchange agreements, in which CFC synthetically changed the interest rate on the debt securities from variable to fixed. CFC pays a variable rate of interest and receives a variable rate of interest on the remaining exchange agreements. These types of exchange agreements have very little impact on the derivative forward value. There has been an increase to the estimated future interest rates which has caused a significant decrease in the fair value of the majority of CFC's derivatives in which it pays a variable rate and receives a fixed rate. The increase to the foreign currency adjustment is a result of a weakening of the dollar versus the EURO. The derivative cash settlements do represent current period income or loss, as they are actual amounts that CFC paid or received on its derivative contracts. CFC is currently collecting more on its derivative contracts than it is paying.

CFC is required to record the fair value of its derivatives on its balance sheet with changes in the fair value of derivatives that do not qualify for special hedge accounting recorded in the statement of operations as a current period gain or loss. This amount is recorded as the derivative forward value. The derivative forward value does not represent a current period expense or income to CFC, but represents the net present value of the estimated future cash settlements, which are based on the estimate of future interest rates over the remaining life of the derivative contract. The expected future interest rates change often, causing significant changes in the value of CFC's derivatives and volatility in the reported estimated gain or loss on derivatives in the statement of operations. Recording the forward value of derivatives results in recording only a portion of the impact of future changes in interest rates. If future interest rates are expected to increase, CFC could recognize an increase in interest income collected on its loans. CFC has the ability to increase its interest rates on loans to members to cover its costs. There are no provisions under GAAP that require companies to recognize estimated future gain or loss in income as a result of expected future interest rates, yet under SFAS 133, companies are required to record the estimated future gain or loss on derivative contracts based on expected future interest rates. Thus under the provisions of SFAS 133, companies are recording only a portion of the estimated future gain or loss that could result from changes to future interest rates.

CFC recognized a cumulative change in accounting principle gain of $31 million for the three months ended August 31, 2003. As a result of the implementation of FIN 46, CFC consolidated the financial results of NCSC and RTFC. On June 1, 2003, the consolidation of NCSC results in an addition of $340 million to loans outstanding and a decrease of $447 million to guarantees outstanding. In addition, NCSC drops out of CFC's ten largest borrowers as the CFC loans to NCSC are replaced by the NCSC loans to all of its borrowers, which reduces the additional amount maintained in the general reserve for large exposures. There is no impact on the loan and guarantee exposure as a result of the consolidation of RTFC, as RTFC was previously combined with CFC at May 31, 2003. On June 1, 2003, the net reduction to the loan loss allowance was $28 million, representing the $31 million cumulative change offset by the addition of the NCSC loan loss allowance of $3 million.

Net loss for the three months ended August 31, 2003 was $213 million, a decrease of $427 million compared to the $214 million net margin for the prior year period. The net loss for the quarter ended August 31, 2003 and the significant decrease from the prior year quarter are primarily due to the changes in the estimated fair value of derivatives and the factors described above impacting operating income.

Liquidity and Capital Resources
Assets

At August 31, 2003, CFC had $21,369 million in total assets, an increase of $395 million, or 2%, from the balance of $20,974 million at May 31, 2003. Net loans outstanding to members totaled $19,675 million at August 31, 2003, an increase of $756 million compared to a total of $18,919 million at May 31, 2003. Net loans represented 92% and 90% of total assets at August 31, 2003 and May 31, 2003, respectively. The remaining assets, $1,694 million and $2,055 million at August 31, 2003 and May 31, 2003, respectively, consisted of other assets to support CFC's operations, primarily cash and cash equivalents, derivative assets and foreclosed assets. Included in assets at August 31, 2003 and May 31, 2003 is $675 million and $1,160 million, respectively, of derivative assets representing the fair market value of its derivatives. Derivative assets decreased by $485 million due to a projected increase to future interest rates. Foreclosed assets of $322 million and $336 million at August 31, 2003 and May 31, 2003, respectively, relate to assets received from borrowers as part of bankruptcy and/or loan settlements. Unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

Loans to Members

Net loan balances increased by $756 million, or 4%, from May 31, 2003 to August 31, 2003. Gross loans increased by $732 million, and the allowance for loan losses decreased by $24 million, compared to the prior period. As a percentage of the portfolio, long-term loans represented 94% at August 31, 2003 and May 31, 2003 (including secured long-term loans classified as restructured and nonperforming). The remaining 6% at August 31, 2003 and May 31, 2003 consisted of secured and unsecured intermediate-term and line of credit loans.

Long-term fixed rate loans represented 72% and 68% of total long-term loans at August 31, 2003 and May 31, 2003, respectively. Loans converting from a variable rate to a fixed rate for the three months ended August 31, 2003 totaled $307 million, which was offset by $30 million of loans that converted from a fixed rate to a variable rate. For the three months ended August 31, 2002, loans converting from a variable rate to a fixed rate totaled $188 million, which was offset by $9 million of loans that converted from the fixed rate to the variable rate. This resulted in a net conversion of $277 million from a variable rate to a fixed rate for the three months ended August 31, 2003, compared to a net conversion of $179 million for the three months ended August 31, 2002. Approximately 68% of total loans carried a fixed rate of interest at August 31, 2003 compared to 64% at May 31, 2003.

The increase in total gross loans outstanding at August 31, 2003 as compared to May 31, 2003 was due primarily to the $796 million increase in long-term loans, the $4 million increase in RUS guaranteed loans and the $3 million increase in nonperforming and restructured loans offset by decreases of $13 million in intermediate-term loans and $58 million in short-term loans. Loans outstanding to electric systems increased by $400 million and CFC added $346 million of other loans related to the consolidation of NCSC, while loans outstanding to telecommunications systems decreased by $14 million. The increase to electric systems was due to increases of $581 million to distribution systems and $71 million to power supply members offset by a decrease of $252 million to associate and service members. The increase to distribution system loans outstanding was due to the refinancing of 5% RUS loans that have a remaining maturity of 10 years or less. The consolidation of NCSC was the reason for the decrease to associate and service loans as the loans from CFC to NCSC are eliminated in consolidation. NCSC had the following loans outstanding at August 31, 2003, $34 million to distribution systems, $143 million to power supply systems and $346 million to consumers and other entities associated with electric cooperatives.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC provides credit products (loans, financial guarantees and letters of credit) to its members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication associations and associated organizations.

The following chart summarizes loans and guarantees outstanding by member class at August 31, 2003 and May 31, 2003.

(Dollar amounts in millions)	August 31, 2003		May 31, 2003
Electric systems:
Distribution	$12,058	56%	$11,488	54%
Power supply	3,975	18%	3,922	18%
Associate & service members	285	1%	1,030	5%
Total electric systems	16,318	75%	16,440	77%
Telecommunication systems	4,933	23%	4,948	23%
Other	375	2%	-	-
Total	$21,626	100%	$21,388	100%

CFC's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa, Guam and the U.S. Virgin Islands.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At August 31, 2003, the total exposure outstanding to any one borrower or controlled group did not exceed 3.1% of total loans and guarantees outstanding compared to 3.4% at May 31, 2003. At August 31, 2003 and May 31, 2003, CFC had $4,606 million and $4,768 million, respectively, in loans, and $182 million and $610 million, respectively, in guarantees, outstanding to its ten largest borrowers. The amounts outstanding to the ten largest borrowers at August 31, 2003 and May 31, 2003 represented 23% and 24% of total loans outstanding, respectively, and 13% and 32% of total guarantees outstanding, respectively. Total credit exposure to the ten largest borrowers at August 31, 2003 and May 31, 2003 was $4,788 million and $5,378 million and represented 22% and 25%, respectively, of total loans and guarantees outstanding. At August 31, 2003, the ten largest borrowers included two distribution systems, three power supply systems and five telecommunications systems. At May 31, 2003, the ten largest borrowers included two distribution systems, two power supply systems, one service organization and five telecommunications systems.

Credit Limitation

CFC, RTFC and NCSC each have policies that limit the amount of credit that can be extended to borrowers. All three policies establish an amount of credit that may be extended to each borrower based on the internal risk ratings. The level that may be extended is the same at CFC and RTFC. The amount of credit for each level of risk rating in the NCSC policy is significantly lower due to the difference in the size of NCSC's balance sheet versus the balance sheets of CFC and RTFC.

For the quarter ended August 31, 2003, CFC, RTFC and NCSC approved new loan and guarantee facilities totaling approximately $123 million to 5 borrowers that had a total or unsecured exposure in excess of the limits set forth in the credit limitation policy. During the quarter, CFC approved loan and guarantee facilities totaling $118 million to 4 borrowers and RTFC approved loan and guarantee facilities totaling $5 million to one borrower in excess of their established credit limits. There were no additional credit facilities approved to NCSC borrowers in excess of their established credit limits during the quarter ended August 31, 2003.

Of the $123 million in loans approved during the quarter, $50 million were refinancings or renewals of existing loans and $57 million were bridge loans that must be paid off once the borrower obtains long-term financing from RUS.

CFC's credit limitation policy sets the limit on CFC's total exposure and unsecured exposure to the borrower based on CFC's assessment of its risk profile. The board of directors must approve new loan requests from a borrower with a total exposure or unsecured exposure in excess of the limits in the policy.

Total exposure, as defined by the policy, includes the following:
*	loans outstanding, excluding loans guaranteed by RUS,
*	CFC guarantees of the borrower's obligations,
*	unadvanced loan commitments, and
*	borrower guarantees to CFC of another member's debt.

Security Provisions

Except when providing lines of credit and intermediate-term loans, CFC typically lends to its members on a senior secured basis. At August 31, 2003, a total of $1,608 million of loans were unsecured representing 8% of total loans. At May 31, 2003, a total of $1,696 million of loans were unsecured representing 9% of total loans. CFC's long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. At August 31, 2003 and May 31, 2003, a total of $99 million and $94 million of guarantee reimbursement obligations were unsecured, respectively, representing 7% and 5% of total guarantees, respectively. Guarantee reimbursement obligations are typically secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At August 31, 2003 and May 31, 2003, CFC had a total of $1,707 million and $1,790 million, respectively, of unsecured loans and guarantees representing 8% of total loans and guarantees.

Nonperforming Loans
CFC classifies a borrower as nonperforming when any one of the following criteria are met:
*	principal or interest payments on any loan to the borrower are past due 90 days or more,
*	as a result of court proceedings, repayment on the original terms is not anticipated, or
*	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as nonperforming, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At August 31, 2003, CFC had nonperforming loans in the amount of $3 million outstanding. At May 31, 2003, CFC had no outstanding loans classified as nonperforming.

Restructured Loans

Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cash flows. At August 31, 2003 and May 31, 2003, restructured loans totaled $630 million and $629 million, respectively.

At August 31, 2003 and May 31, 2003, CFC had a total of $630 million and $628 million in loans outstanding to CoServ, respectively. At May 31, 2003, all loans to CoServ were classified as restructured and CFC will maintain the restructured CoServ loan on non-accrual status in the near term. Total loans to CoServ at August 31, 2003 and May 31, 2003 represented 2.9% of CFC's total loans and guarantees outstanding, respectively.

To date, CoServ has made all required payments under the restructured loan. Under the agreement, CoServ will be required to make quarterly payments to CFC through 2037. Under the agreement, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ over the next 10 years. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC.

Loan Impairment

On a quarterly basis, CFC reviews all nonperforming and restructured borrowers, as well as some additional borrowers, to determine if the loans to the borrower are impaired and/or to update the impairment calculation. CFC calculates an impairment for a borrower based on the expected future cash flow or the fair value of any collateral held by CFC as security for loans to the borrower. In some cases, to estimate future cash flow, CFC is required to make certain assumptions regarding, but not limited to, the following:

*	changes to interest rates,
*	court rulings,
*	changes in collateral values,
*	changes in economic conditions in the area in which the cooperative operates, and
*	changes to the industry in which the cooperative operates.

As events related to the cooperative take place and economic conditions and CFC's assumptions change, the impairment calculations will change. CFC adjusts the amount of its loan loss allowance specifically reserved to cover the calculated impairments on a quarterly basis based on the most current information available. At August 31, 2003 and May 31, 2003, CFC had specifically reserved a total of $130 million and $164 million, respectively, to cover impaired loans.

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

Since inception in 1969, CFC has recorded charge-offs totaling $144 million and recoveries totaling $29 million for a net loan loss amount of $115 million. In the past five fiscal years and the first three months of fiscal year 2004, CFC has recorded charge-offs totaling $110 million and recoveries totaling $26 million for a net loan loss of $84 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses. The following chart presents a summary of the allowance for loan losses.

	For the three months ended		For the year
	August 31,		ended
(Dollar amounts in millions)	2003	2002	May 31, 2003
Beginning balance	$565	$507	$507
Provision for loan losses	2	36	68
Change in allowance due to consolidation (1)	(28)	-	-
Charge-offs, net	2	-	(10)
Ending balance	$541	$543	$565

As a percentage of total loans outstanding	2.68%	2.71%	2.90%
As a percentage of total loans and guarantees outstanding	2.50%	2.46%	2.64%
As a percentage of total nonperforming loans outstanding	17,928.11%	53.85%	N/A
As a percentage of total restructured loans outstanding	85.90%	100.24%	89.78%

(1) Represents the impact of consolidating NCSC including the reduction to CFC's loan loss allowance recorded as a cumulative effect of change in accounting principle, net of the beginning balance of NCSC's loan loss allowance.

Liabilities, Minority Interest and Equity
Liabilities, minority interest and equity totaled $21,369 million at August 31, 2003, an increase of $395 million or 2% from the balance of $20,974 million at May 31, 2003.

Liabilities

Total liabilities at August 31, 2003, were $20,699 million, an increase of $656 million from $20,043 million at May 31, 2003. The increase to liabilities was due to increases in notes payable due in one year of $2,384 million, accrued interest payable of $55 million and other liabilities of $26 million offset by decreases in long-term debt of $1,671 million, derivative liabilities of $98 million and subordinated certificates of $40 million. The notes payable increased due to an increase of $1,113 million in commercial paper and daily liquidity fund balances, an increase of $243 million to long-term debt due within one year and a reduction of $1,028 million to the amount of notes payable supported by revolving credit agreement reclassified to long-term debt. Approximately $260 million of the increase to commercial paper outstanding was due to the consolidation of NCSC. Long-term debt decreased due to a decrease of $1,028 million of short-term debt reclassified to long-term and the reclassification of $999 million of collateral trust bonds due in July 2004 as notes payable due in one year, offset by the addition of $119 million of NCSC long-term notes payable in consolidation and the net increase of $237 million to the balance of medium-term notes outstanding.

Notes Payable and Long-Term Debt
The following chart provides a breakout of debt outstanding.

(Dollar amounts in millions)	August 31, 2003	May 31, 2003	Increase/(Decrease)
Notes payable:
Commercial paper (1)	$2,999	$1,886	1,113
Bank bid notes	100	100	-
Long-term debt with remaining maturities less than one year	3,194	2,911	283
Foreign currency valuation account	110	150	(40)
Notes payable reclassified as long-term	(2,923)	(3,951)	1,028
Total notes payable	3,480	1,096	2,384
Long-term debt:
Collateral trust bonds	4,994	5,993	(999)
Long-term notes payable	119	-	119
Medium-term notes	6,192	5,882	310
Foreign currency valuation account	103	176	(73)
Notes payable reclassified as long-term	2,923	3,951	(1,028)
Long-term debt valuation allowance	(1)	(1)	-
Total long-term debt	14,330	16,001	(1,671)
Subordinated deferrable debt (2)	650	650	-
Members' subordinated certificates (2)	1,668	1,708	(40)
Total debt outstanding	$20,128	$19,455	673

Percentage of fixed rate debt (3)	65%	64%
Percentage of variable rate debt (4)	35%	36%
Percentage of long-term debt	83%	94%
Percentage of short-term debt	17%	6%
(1) Includes $168 million and $111 million related to the daily liquidity fund at August 31, 2003 and May 31, 2003, respectively.

(2) Members' subordinated certificates and subordinated deferrable debt are accounted for as debt, but have equity characteristics and are treated as equity in CFC's adjusted leverage and adjusted debt to equity ratio calculations. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

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

Subsequent to the end of the quarter, on September 23, 2003, CFC issued $200 million of 3.25% collateral trust bonds due 2007 and $500 million of 4.375% collateral trust bonds due 2010. In September 2003, CFC notified investors that CFC would effect the early redemption of $200 million of 7.375% subordinated deferrable debt on October 15, 2003.

Members' Subordinated Certificates
The following chart provides a breakout of members' subordinated certificates outstanding.

(Dollar amounts in millions)	August 31, 2003	May 31, 2003	Increase/(Decrease)
Members' subordinated certificates:
Membership certificates	$644	$644	$-
Loan certificates	876	881	(5)
Guarantee certificates	148	183	(35)
Total members' subordinated certificates	$1,668	$1,708	$(40)

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

The decrease to members' subordinated certificates of $40 million for the three months ended August 31, 2003 is primarily due to a reduction of $47 million related to the consolidation of NCSC offset by a $7 million net increase of certificates related to loans and guarantees outstanding. At August 31, 2003, NCSC had an investment of $47 million in CFC subordinated certificates. The NCSC investment in CFC subordinated certificates gets eliminated as an intercompany transaction in consolidation at August 31, 2003.

Minority Interest

Minority interest at August 31, 2003 was $83 million. There was no minority interest reported at May 31, 2003. The minority interest reported at August 31, 2003 represents the equity of RTFC and NCSC. In consolidation, the amount of the subsidiary equity that is owned or due to investors other than the parent company are shown as minority interest. CFC does not own any interest in RTFC and NCSC, however is required to consolidate under FIN 46 due to being the primary beneficiary of a variable interest in RTFC and NCSC. RTFC and NCSC are determined to be variable interest entities because they are very thinly capitalized, dependent on CFC for all funding and under a guarantee agreement, CFC is responsible for absorbing the majority of expected losses. At May 31, 2003, CFC and RTFC were combined, which results in the addition of the equity of both companies after the elimination of inter-company transactions. On June 1, 2003, a total $88 million of RTFC equity was reclassified from the combined equity at May 31, 2003 to minority interest and an NCSC equity deficit of $8 million was added to minority interest. Minority interest was impacted during the quarter by the net margin earned by RTFC and NCSC.

Equity
The following chart provides a breakout of the equity balances.

(Dollar amounts in millions)	August 31, 2003	May 31, 2003	Increase/(Decrease)
Membership fees	$1	$1	$-
Education fund	1	2	(1)
Members' capital reserve	90	90	-
Allocated net margin	221	361	(140)
Unallocated margin	64	-	64
Total members' equity	377	454	(77)
Prior year cumulative derivative forward
value and foreign currency adjustments (1)	524	10	514
Current period derivative forward value (1) (2)	(363)	757	(1,120)
Current period derivative foreign currency adjustments (1)	85	(243)	328
Total retained equity	623	978	(355)
Accumulated other comprehensive loss (1)	(37)	(47)	10
Total equity	$586	$931	$(345)

(1) Items related to the adoption of SFAS 133 and adjustments to value debt denominated in foreign currencies at the reporting date.
(2) Represents total derivative forward value loss excluding NCSC derivative forward value gain of $2 million included in minority interest.

Applicants are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to one thousand dollars depending on the membership class. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At year-end, the adjusted net margin is allocated to members in the form of patronage capital, to a members' capital reserve and to the cooperative education fund. The adjusted net margin required to earn a 1.12 adjusted TIER is allocated back to the members. The adjusted net margin earned in excess of the amount required to earn a 1.12 adjusted TIER is allocated primarily to the members' capital reserve, and a small portion is allocated to the cooperative education fund. Distributions are made annually from the cooperative education fund to the cooperatives to assist in the teaching of cooperative principles. Under current policy, CFC immediately retires 70% of the allocated margins in the next fiscal year, with the remaining 30% to be held and then retired at a future date (currently 15 years). All retirements of allocated margins are subject to approval by the board of directors. CFC does not pay interest on the allocated but unretired margins. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to TIER.

At August 31, 2003, equity totaled $586 million, a reduction of $345 million from May 31, 2003. During the quarter ended August 31, 2003, a total of $89 million of RTFC equity was reclassified as minority interest, CFC retired a total of $52 million of patronage capital to its members (other than RTFC and NCSC), NCSC patronage capital of $1 million was eliminated in consolidation, and net loss for the quarter of $213 million was offset by a reduction to the other comprehensive income related to derivatives of $10 million.

Contractual Obligations
The following table summarizes CFC's contractual obligations at August 31, 2003 and the related principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding						Remaining
Instrument	Balance	2004	2005	2006	2007	2008	Years
Notes payable (1)	$6,293	$5,263	$1,030	$-	$-	$-	$-
Long-term debt (2)	11,305	-	1,268	2,941	1,378	861	4,857
Subordinated deferrable debt	650	200	-	-	-	-	450
Members' subordinated certificates (3)	1,044	13	14	33	17	4	963
Total contractual obligations	$19,292	$5,476	$2,312	$2,974	$1,395	$865	$6,270

(1) Includes commercial paper, bank bid notes and long-term debt due in less than one year prior to reclassification of $2,923 million to long-term debt and excludes $110 million for the foreign currency valuation account.

(2) Excludes $2,923 million reclassification from notes payable, $103 million for the foreign currency valuation account and $(1) million for the long-term debt valuation allowance.

(3) Excludes loan subordinated certificates totaling $624 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus CFC is unable to maintain an amortization schedule for these certificates. Over the past three years, annual amortization on these certificates has averaged $27 million. In fiscal year 2003, amortization represented 5% of amortizing loan subordinated certificates outstanding.

Off-Balance Sheet Obligations

Guarantees
The following chart provides a breakout of guarantees outstanding by type.

			Increase/
(Dollar amounts in millions)	August 31, 2003	May 31, 2003	(Decrease)
Long-term tax-exempt bonds	$821	$900	$(79)
Debt portions of leveraged lease transactions	28	34	(6)
Indemnifications of tax benefit transfers	175	185	(10)
Letters of credit	314	314	-
Other guarantees	73	471	(39)
Total	$1,411	$1,904	$(49)

The decrease in total guarantees outstanding at August 31, 2003 compared to May 31, 2003 was due primarily to the consolidation of NCSC and to normal amortization on tax-exempt bonds and tax benefit transfers. At May 31, 2003, CFC had guaranteed $476 million of NCSC debt obligations. In consolidation the NCSC debt is brought onto the balance sheet which eliminates the guarantee, as the consolidated company cannot guarantee its own debt obligations. Thus the $476 million of guarantees of NCSC debt obligations were eliminated and $29 million of NCSC guarantees of its members' obligations were added to the total consolidated guarantees.

The following table summarizes CFC's off-balance sheet obligations at August 31, 2003 and the related principal amortization and maturities by fiscal year.

(Dollar amounts in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
Instrument	Balance	2004	2005	2006	2007	2008	Years
Guarantees (1)	$1,411	$182	$90	$126	$120	$121	$772

(1) On a total of $835 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Commitments

At August 31, 2003, CFC had unadvanced commitments totaling $11,891 million, an increase of $202 million compared to the balance of $11,689 million at May 31, 2003. Unadvanced commitments include loans approved by CFC for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most of these commitments. Approximately 48% of the outstanding commitments at August 31, 2003 and May 31, 2003 were for short-term or line of credit loans. In addition, at August 31, 2003 and May 31, 2003, 33% of outstanding commitments had been established under the Power Vision Program. Under this program, CFC performed a review of the majority of its distribution borrowers and pre-approved them for a certain amount of loans. Amounts approved but not advanced are available for a period of five years. All above mentioned credit commitments contain material adverse change clauses, thus to qualify for the advance of funds under all commitments, CFC must be satisfied that there has been no material change since the loan was approved.

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

Ratio Analysis

Leverage Ratio

The leverage ratio is calculated by dividing total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at August 31, 2003 was 37.74, an increase from 23.58 at May 31, 2003. The increase in the leverage ratio is due to an increase of $656 million to total liabilities and a decrease of $345 million in equity offset by a decrease of $493 million in guarantees, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital Resources". For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, CFC adjusts the leverage ratio calculation to exclude derivative liabilities, foreign currency valuation account, to use members' equity rather than total equity and to include subordinated debt, subordinated certificates and minority interest as equity. At August 31, 2003 and May 31, 2003, the leverage ratio reflecting these adjustments was 6.86 and 6.63, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its leverage ratio calculation. The increase in the adjusted leverage ratio is due to an increase in adjusted liabilities of $902 million and a decrease in adjusted equity of $34 million offset by a decrease of $493 million in guarantees. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

Debt to Equity Ratio

The debt to equity ratio is calculated by dividing total liabilities outstanding by total equity. The debt to equity ratio, based on this formula, at August 31, 2003 was 35.33, an increase from 21.53 at May 31, 2003. The increase in the debt to equity ratio was due to decreases of $345 million in equity and an increase of $656 million to total liabilities, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital Resources". Consistent with the covenant requirements on its revolving credit agreements and for internal management purposes, CFC adjusts the debt to equity ratio calculation to exclude the derivative liabilities, foreign currency valuation account, to use members' equity and to include subordinated debt, subordinated certificates, minority interest and the loan loss allowance as equity. At August 31, 2003 and May 31, 2003, the debt to equity ratio reflecting these adjustments was 5.31 and 4.96, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its debt to equity ratio calculation. The increase in the adjusted debt to equity ratio is due to an increase in adjusted liabilities of $902 million and a decrease in adjusted equity including loan loss allowance of $58 million. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with maintaining acceptable financial ratios.

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

Revolving Credit Agreements

At August 31, 2003 and May 31, 2003, CFC had three revolving credit agreements totaling $3,951 million and $3,806 million, respectively, which were used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by NCSC and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser. Under a three-year agreement in effect at August 31, 2003 and May 31, 2003, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. At August 31, 2003 and May 31, 2003 there were two 364-day agreements totaling $2,923 million and $2,778 million, respectively. The two 364-day agreements in place at May 31, 2003 were replaced on June 30, 2003. Under one 364-day agreement, the amount that CFC could borrow increased from $2,378 million at May 31, 2003 to $2,523 million at August 31, 2003. There was no change to the amount of the second 364-day agreement for $400 million. Both 364-day agreements have a revolving credit period that terminates on June 28, 2004 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period.

The revolving credit agreements require CFC to achieve an average fixed charge coverage ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved a fixed charge coverage ratio of at least 1.05 for the preceding fiscal year. For the purpose of the revolving credit agreements, non-cash adjustments related to SFAS 133 and SFAS 52 are excluded from the covenant calculations. The fixed charge coverage ratio is calculated by adding the cost of funds adjusted to include the derivative cash settlements to net margin adjusted to exclude the derivative forward value, foreign currency adjustments and the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements for CFC and various subsidiaries, as defined by each agreement. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of members' equity, members' subordinated certificates and subordinated deferrable debt. Senior debt includes guarantees; however, it excludes:

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

Based on the ability to borrow under the bank line facilities, CFC classified $2,923 million and $3,951 million, respectively, of its notes payable outstanding as long-term debt at August 31, 2003 and May 31, 2003.

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

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is CFC's policy to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets. At August 31, 2003, CFC had $13,719 million of fixed rate assets amortizing or repricing, funded by $10,735 million of fixed rate liabilities maturing during the next 30 years and $2,126 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $858 million or 4% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. Subsequent to the end of the quarter, in September 2003, CFC issued $700 million of fixed rate collateral trust bonds. The September 2003 fixed rate debt issuance reduced the percentage of fixed rate loans funded with variable rate debt below CFC's goal of 3%. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, and commercial paper, CFC's liabilities have average maturities that closely match the repricing terms (but not the maturities) of CFC's fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at August 31, 2003.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of August 31, 2003

(Dollar amounts in millions)		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$2,283	$3,637	$2,113	$3,099	$2,099	$488	$13,719
Total assets	$2,283	$3,637	$2,113	$3,099	$2,099	$488	$13,719

Liabilities and members' equity:
Long-term debt	$1,915	$3,752	$1,853	$2,021	$496	$698	$10,735
Subordinated certificates	48	98	100	231	898	135	1,510
Members' equity (1)	-	-	-	256	360	-	616
Total liabilities and members' equity	$1,963	$3,850	$1,953	$2,508	$1,754	$833	$12,861

Gap (2)	$(320)	$213	$(160)	$(591)	$(345)	$345	$(858)
Cumulative gap	$(320)	$(107)	$(267)	$(858)	$(1,203)	$(858)
Cumulative gap as a % of total assets (3)	(1.55)%	(0.52)%	(1.29)%	(4.15)%	(5.81)%	(4.15)%
(1)	See "Non-GAAP Financial Measures" for further explanation of why CFC uses members' equity in its analysis of the funding of its loan portfolio.
(2)	Liabilities and members' equity less assets.
(3)	Total assets represents total assets in the consolidated balance sheet less derivative assets.

Derivative and Financial Instruments

At August 31, 2003 and May 31, 2003, CFC was a party to interest rate exchange agreements with a total notional amount of $15,274 million and $15,345 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically change the interest rate on $7,194 million as of August 31, 2003 and $6,595 million as of May 31, 2003 of debt used to fund long-term fixed rate loans from a variable rate to a fixed rate. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $8,050 million of collateral trust bonds and medium-term notes as of August 31, 2003 and May 31, 2003. CFC was also using interest rate exchange agreements to minimize the variance between the three-month LIBOR rate and CFC's variable commercial paper rate totaling $30 million and $700 million at August 31, 2003 and May 31, 2003, respectively. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of August 31, 2003 and May 31, 2003, CFC was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,544 million and $1,262 million, respectively, related to medium-term notes denominated in foreign currencies. Cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,262 million at August 31, 2003 and May 31, 2003, in which CFC receives Euros and pays U.S. dollars, and $282 million at August 31, 2003, in which CFC receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the cross currency interest rate exchange agreements, $1,154 million at August 31, 2003 and $872 million at May 31, 2003, synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 41). The analysis will indicate the total amount of fixed rate loans maturing or repricing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets, excluding derivative assets. At August 31, 2003 and May 31, 2003, fixed rate loans funded by variable rate debt represented 4% and 1% of total assets, excluding derivative assets, respectively. At August 31, 2003, CFC had $858 million of excess fixed rate assets compared to fixed rate liabilities and members' equity. Subsequent to the end of the quarter, in September 2003, CFC issued $700 million of fixed rate collateral trust bonds, which significantly reduces the amount of fixed rate loans funded with variable rate debt. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, members' subordinated certificates and members' equity to fund variable rate loans. At August 31, 2003 and May 31, 2003,  32% and 36%, respectively, of loans carried variable interest rates.

CFC faces liquidity risk in the funding of its loan portfolio. CFC offers long-term loans with maturities of up to 35 years and line of credit loans that are required to be paid down annually. On long-term loans CFC offers a variety of interest rate options, including the ability to fix the interest rate for terms of up to 1 year through maturity. At August 31, 2003, CFC had a total of $3,194 million of long-term debt maturing during the next twelve months, excluding $110 million of foreign currency valuation related to medium-term notes. In addition, in September 2003, CFC notified investors that CFC would effect the early redemption of the 7.375% quarterly income capital securities totaling $200 million on October 15, 2003. CFC funds the loan portfolio with a variety of debt instruments and its members' equity. CFC typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. CFC may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, CFC is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include CFC maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At August 31, 2003 and May 31, 2003, CFC had a total of $3,951 million and $3,806 million in revolving credit agreements and bank lines of credit.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 44). CFC also maintains shelf registrations with the Securities and Exchange Commission for its collateral trust bonds, medium-term notes and subordinated deferrable debt. At August 31, 2003 and May 31, 2003, CFC had effective shelf registrations totaling $1,375 million related to collateral trust bonds, $3,082 million and $3,143 million related to medium-term notes, respectively, and $150 million related to subordinated deferrable debt. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At August 31, 2003 and May 31, 2003, CFC had $191 million and zero, respectively, of commercial paper and $1,532 million and $1,637 million, respectively, of medium-term notes outstanding to European and Asia Pacific investors. As of August 31, 2003, CFC had total internal issuance authority of $1,000 million related to commercial paper and $4,000 million related to medium-term notes under these programs. Subsequent to the end of the quarter, on September 23, 2003, CFC issued $700 million of collateral trust bonds, thereby reducing the remaining shelf registrations for collateral trust bonds to $675 million. In October 2003, CFC increased its collateral trust bond shelf registration by $2 billion.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, CFC only enters into these agreements with financial institutions with investment grade ratings. At August 31, 2003 and May 31, 2003, CFC was a party to interest rate exchange agreements with notional amounts totaling $15,274 million and $15,345 million, respectively, and cross currency and cross currency interest rate exchange agreements with notional amounts totaling $1,544 million and $1,262 million, respectively. To date, CFC has not experienced a failure of a counterparty to perform as required under any of these agreements. At August 31, 2003, CFC's interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from BBB+ to AAA as assigned by Standard & Poor's Corporation.

Rating Triggers

There are rating triggers associated with $11,039 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. The rating triggers are based on CFC's senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (medium-term note ratings from chart on page 44). If the rating for either counterparty falls below the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $2,017 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,022 million.

At August 31, 2003, CFC had a fair value of $75 million, comprised of $124 million that would be due to CFC and $49 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated and a fair value of $211 million, comprised of $335 million that would be due to CFC and $124 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings. The following table presents CFC's credit ratings at August 31, 2003 and May 31, 2003.

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

As a result of the level of exposure to CoServ and telecommunications systems, as well as the general negative outlook for electric utilities, Moody's Investors Service has CFC's ratings on negative outlook. Fitch Ratings and Standard & Poor's Corporation have CFC's ratings on stable outlook.

Member Investments
At August 31, 2003 and May 31, 2003, CFC's members provided 16.9% and 17.9%, respectively, of adjusted total capitalization as follows:

MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

	August 31,	% of	May 31,	% of
(Dollar amounts in millions)	2003	Total (1)	2003	Total (1)
Commercial paper (2)	$1,120	37%	$1,041	55%
Medium-term notes	283	3%	297	3%
Members' subordinated certificates	1,668	100%	1,708	100%
Members' equity (3)	377	100%	454	100%
Total	$3,448		$3,500
Percentage of total capitalization	16.6%		17.2%
Percentage of adjusted total capitalization (3)	16.9%		17.9%
(1) Represents the percentage of each line item outstanding to CFC members.
(2) Includes $168 million and $111 million related to the daily liquidity fund at August 31, 2003 and May 31, 2003, respectively.
(3) See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

The total amount of member investments decreased $52 million at August 31, 2003 compared to May 31, 2003 due to the decrease of $14 million in member medium-term notes, $40 million in members' subordinated certificates and $77 million in members' equity partly offset by the $79 million increase in member commercial paper. Total capitalization includes notes payable, long-term debt, subordinated deferrable debt, members' subordinated certificates, minority interest - RTFC and NCSC members' equity and total equity. Total capitalization at August 31, 2003 was $20,797 million compared to $20,386 million at May 31, 2003. Adjusted total capitalization excludes the derivative long-term debt valuation allowance and the foreign currency valuation account from total liabilities and excludes the impact of SFAS 133 and foreign currency adjustments from minority interest and total equity. Adjusted total capitalization at August 31, 2003, was $20,376 million, an increase of $791 million over the adjusted total capitalization of $19,585 million at May 31, 2003. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjustments made to total capitalization. When the loan loss allowance is added to both membership contributions and adjusted total capitalization, the percentages of membership investments to adjusted total capitalization are 19.1% and 20.2% at August 31, 2003 and May 31, 2003, respectively.

Financial and Industry Outlook

Loan Growth

During the year ended May 31, 2003, CFC experienced a decrease in gross loans outstanding of $563 million or 3%. Approximately $370 million of the decrease in fiscal year 2003 was due to the receipt of assets as part of the CoServ bankruptcy settlement. The assets received, which were collateral for the loans, are now accounted for as foreclosed assets. During the three months ended August 31, 2003, gross loans outstanding increased by $732 million or 4%. Approximately $346 million of this increase is a result of the consolidation with NCSC. The remaining increase is primarily due to the refinancing of 5% RUS loans with maturities of about 10 years or less. Due to low fixed interest rates CFC had an opportunity to reduce its members interest expense by refinancing the 5% loans. There may be more refinancing of RUS 5% loans if fixed interest rates decrease later in the year. Otherwise, it is anticipated that the balance of the loan portfolio will remain stable during the next few years. For its fiscal year ending September 30, 2004, RUS has authority for direct lending of $2.0 billion and $2.1 billion of authority for loan guarantees. Loans from the FFB with an RUS guarantee represent a lower cost option for rural electric utilities compared to CFC. CFC anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and cannot borrow under the insured loan program from RUS for ten years after the prepayment, from distribution system borrowers that cannot wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems. CFC anticipates that the telecommunications loan balance will decline slightly due to the slower pace of both infrastructure capital requirements and asset acquisitions.

Liquidity

At August 31, 2003, CFC had $3,099 million of commercial paper, daily liquidity fund and bank bid notes and $3,194 million of medium-term notes and collateral trust bonds scheduled to mature during the next twelve months, excluding $110 million of foreign currency valuation. In addition, in September 2003, CFC notified investors that CFC would effect the early redemption of the 7.375% quarterly income capital securities totaling $200 million on October 15, 2003. CFC's members held commercial paper (including the daily liquidity fund) totaling $1,120 million or approximately 37% of the total commercial paper outstanding at August 31, 2003. Commercial paper issued through dealers and bank bid notes represented less than 10% of CFC's total debt outstanding at August 31, 2003. CFC intends to maintain the balance of dealer commercial paper at 15% or less of total debt outstanding during fiscal year 2004. During the next twelve months, CFC plans to refinance the $3,394 million of medium-term notes, collateral trust bonds and subordinated deferrable debt and fund new loan growth with loan repayments from borrowers and by issuing a combination of commercial paper, medium-term notes and collateral trust bonds. At August 31, 2003, CFC had effective registration statements covering $1,375 million of collateral trust bonds, $3,082 million of medium-term notes and $150 million of subordinated deferrable debt. CFC may increase the use of commercial paper in the funding of loans in fiscal year 2004, although it will plan to maintain the balance within the limit described above. In addition, CFC limits the amount of commercial paper issued to the amount of back-up liquidity provided by its revolving credit agreements so there is 100% coverage of outstanding commercial paper. CFC has Board authorization to issue up to $1,000 million of commercial paper and $4,000 million of medium-term notes in the European market and 2,000 million Australian dollars of medium-term notes in the Australian market. In July 2003, CFC's Board gave staff the authority to increase the effective shelf registrations for medium-term notes, collateral trust bonds and subordinated deferrable debt by $2,000 million, $2,000 million and $500 million, respectively.

Equity Retention

During the three months ended August 31, 2003, CFC's members' equity and subordinated certificates totaled $2,045 million, a decrease of $117 million from the May 31, 2003 total of $2,162 million. The decrease was a result of the retirement of patronage capital to members and the consolidation of NCSC, offset by the year to date adjusted net margin. In August 2003, CFC retired a total of $71 million to its members, which included $19 million to RTFC, resulting in a net reduction of $52 million. In consolidation a total of $47 million of NCSC investments in CFC subordinated certificates were eliminated and a total of $89 million of RTFC equity was reclassified from total equity to minority interest. CFC earned an adjusted net margin of $34 million and recorded a cumulative change in accounting principle gain of $31 million for the quarter ended August 31, 2003. It is anticipated that by year end the balance of members' equity and subordinated certificates will increase to a level above the May 31, 2003 balance, primarily due to the adjusted net margin earned for the year. It is anticipated that CFC will earn an adjusted TIER in excess of 1.12 over the next few years. In past years, CFC has not allocated the adjusted net margin earned in excess of the amount required to earn an adjusted TIER of 1.12 back to its members. As a result, CFC's total members' equity and subordinated certificates has increased. The total of members' equity and subordinated certificates increased by $79 million and $108 million for the years ended May 31, 2003 and 2002, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to TIER.

Adjusted Gross Margin

The adjusted gross margin earned on loans for the three months ended August 31, 2003 was 1.16%, which represents a decrease from the 1.33% earned for the year ended May 31, 2003. The decrease was due to decreases of 55 basis points in its long-term variable and line of credit interest rates during the three months ended August 31, 2003. CFC lowered its interest rates to reduce the adjusted gross margin it was collecting from its members. It is anticipated that the adjusted gross margin spread for fiscal year 2004 will be lower than the 1.33% for the year ended May 31, 2003. CFC's goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. Thus, CFC does not try to maximize the adjusted gross margin it earns on its loans to members. As long as CFC meets its operating goal of a 1.12 adjusted TIER, CFC does not intend to pass the increase in its cost of funding on to its borrowers. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to gross margin and TIER.

Adjusted Leverage and Adjusted Debt to Equity Ratios

During the three months ended August 31, 2003, CFC's adjusted leverage and adjusted debt to equity ratios increased. The adjusted leverage ratio increased from 6.63 at May 31, 2003 to 6.86 at August 31, 2003. The adjusted debt to equity ratio increased from 4.96 at May 31, 2003 to 5.31 at August 31, 2003. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments. The adjusted debt to equity and adjusted leverage ratios increased slightly in the first quarter of fiscal year 2004 due to the retirement of allocated adjusted net margins from fiscal years 1991, 1992, 1993 and 2003 and due to the consolidation of the RTFC and NCSC financial results. In consolidation, NCSC investments in CFC subordinated certificates are eliminated and the NCSC outstanding debt is added to the balance sheet. CFC expects the ratios at May 31, 2004 to be at approximately the same level as they were at May 31, 2003. CFC expects that adjusted net margins earned during fiscal year 2004 will offset the reduction to equity in the first quarter due to the retirement of allocated adjusted net margins.

Loan Impairment

When CFC's variable interest rates increase, the calculated impairment will increase and when CFC's variable interest rates decrease, the calculated impairment will decrease. The calculated impairment represents an opportunity cost, as it is a comparison of the yield that CFC would have earned on the original loan versus the expected yield on the restructured loan. CFC will have to adjust the specific reserve it holds for impaired loans based on changes to its variable interest rates, which could impact the balance of the loan loss allowance and the consolidated statement of operations through an increased provision for loan losses or as an increase to income through the recapture of amounts previously included in the provision for loan losses. CFC's long-term variable and line of credit interest rates are currently at historic low levels, therefore CFC expects that these rates may increase in the near term resulting in an increase to calculated impairments. As CFC's interest rates increase, its operating income and gross margin will increase giving it the financial flexibility to provide for additions to the loan loss allowance to cover increased loan impairments. At this time, an increase of 25 basis points to CFC's variable interest rates results in an increase of $14 million to the calculated impairment.

CoServ

CoServ has made all quarterly payments required to date as part of their restructured loan. These payments are scheduled to continue for 35 years and should total approximately $975 million. CFC will maintain the CoServ loan on non-accrual status in the near future. CFC may also be required to provide up to $200 million of additional senior secured capital expenditure loans to CoServ over the next 10 years. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC.

Credit Concentration

Total loans and guarantees outstanding to the ten largest borrowers at August 31, 2003 totaled $4,788 million and represented 22% of CFC's total loans and guarantees outstanding, a decrease from $5,378 million representing 25% of total loans and guarantees at May 31, 2003. The majority of this decrease was due to the consolidation of NCSC, which was one of the top ten borrowers at May 31, 2003. In consolidation the CFC loans and guarantees to NCSC are eliminated and replaced by the loans and guarantees that NCSC has made to its members, none of which are large enough to be included in the top ten. The ten largest borrowers are all expected to perform according to the terms of their loan agreements during fiscal year 2004. CFC plans to strictly monitor the amount of loans extended to its largest borrowers to manage the credit concentration downward. CFC anticipates that its exposure to the top ten borrowers will remain at or below the August 31, 2003 level throughout the remainder of fiscal year 2004.

Loan Loss Allowance

In the first quarter of fiscal year 2004, CFC wrote off less than $1 million and had recoveries of $2 million related to prior year write-offs, for a total net recovery of $2 million. Net total write-offs since inception were $115 million at August 31, 2003. In addition, CFC was required to reduce its reserve by $31 million for the cumulative effect of change in accounting principle at the effective date of consolidation with NCSC. As a result of the consolidation, all CFC guarantees of NCSC debt were eliminated as the NCSC debt was brought onto the balance sheet. At this time it is difficult to estimate the total amount of loans that will be written off during fiscal year 2004. Due to the consolidation with NCSC, there will be write-offs and recoveries reported every quarter. There are write-offs and recoveries taken by NCSC each quarter in the consumer loan program. These amounts are relatively minor and should be less than $1 million of write-offs and recoveries per quarter. CFC does not anticipate any write-offs related to its ten largest borrowers during fiscal year 2004. CFC believes that the current loan loss allowance of $541 million, which includes specific reserves of $130 million for impaired borrowers, and the provision, if any, during the remaining three quarters of fiscal year 2004 will be sufficient to allow the loan loss allowance to be adequate at May 31, 2004.

Credit Ratings

In January 2002, Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings, downgraded CFC's debt ratings by one tick and placed CFC's long-term ratings on negative outlook. Fitch Ratings and Standard & Poor's Corporation revised CFC's ratings outlook from negative to stable on October 28, 2002 and July 15, 2003, respectively. CFC has taken actions to reduce the level of commercial paper outstanding, increase equity retention, manage the adjusted debt to equity and adjusted leverage ratios and experienced positive performance in its loan portfolio. CFC believes that these actions represent significant progress toward meeting the expectations of the agencies. CFC has met with all three rating agencies to review the fiscal year 2003 operating results and is waiting on the agencies to complete their annual reviews of the CFC credit.

Accounting for Derivatives and Foreign Denominated Debt

At August 31, 2003, CFC reported a derivative asset of $675 million, a derivative liability of $256 million, a foreign currency valuation account of $213 million, a long-term debt valuation account of $(1) million and an other comprehensive income loss of $37 million on its balance sheet. For the three months ended August 31, 2003, CFC reported net cash settlements of $28 million, a SFAS 133 forward value loss of $361 million and a foreign currency transaction gain of $85 million. CFC is required to report these amounts under SFAS 133 and SFAS 52 as a result of using interest rate exchange agreements, cross currency interest rate exchange agreements, cross currency exchange agreements and foreign denominated debt in the funding of its loan portfolio. The fair value of the derivatives reported on the balance sheet represents the net present value of the estimated future cash settlements based on the future expectations of interest rates. Under GAAP, CFC is required to recognize a gain or loss on its current period income statement based on the impact of expected changes to future interest rates on its derivative contracts. There are no provisions under GAAP that require companies to recognize estimated future gain or loss in income as a result of expected future interest rates, yet under SFAS 133, companies are required to record the estimated future gain or loss on derivative contracts based on expected future interest rates. Thus under the provisions of SFAS 133, companies are recording only a portion of the estimated future gain or loss that could result from changes to future interest rates. CFC has the ability to adjust the interest rates on loans to members to cover its cost of lending. This is one of the reasons that CFC does not include the derivative asset, derivative liability, foreign currency valuation account, long-term debt valuation account, other comprehensive income, SFAS 133 forward value and foreign currency adjustments in its financial analysis. SFAS 133 and SFAS 52 have resulted in a significant amount of volatility in CFC's GAAP financial results and it is anticipated that the volatility will continue. CFC does not anticipate such volatility in its own financial analysis that is adjusted to exclude SFAS 133 and SFAS 52. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion on page 42.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, CFC carried out an evaluation, with the participation of CFC's Chief Executive Officer and Chief Financial Officer, of the effectiveness of CFC's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that CFC's disclosure controls and procedures are effective.

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
A. Exhibits.
31.1 Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

October 14, 2003

