Form 10-Q
period 2003-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2004-01-12
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2003

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

Page 1 of 53

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar Amounts in Thousands)

A S S E T S

	November 30, 2003	May 31, 2003

Cash and cash equivalents	$305,623	$138,872

Loans to members	20,484,633	19,484,341
Less: Allowance for loan losses	(543,000)	(565,058)
Loans to members, net	19,941,633	18,919,283

Receivables	268,024	213,419

Fixed assets, net	43,968	44,754

Debt service reserve funds	85,793	85,793

Foreclosed assets	266,387	335,576

Derivative assets	841,041	1,160,244

Other assets	80,157	76,347

	$21,832,626	$20,974,288

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar Amounts in Thousands)

L I A B I L I T I E S A N D E Q U I T Y

	November 30, 2003	May 31, 2003

Notes payable, due within one year	$3,406,593	$1,096,353

Accrued interest payable	196,041	184,204

Long-term debt	15,055,308	16,000,744

Other liabilities	81,118	49,073

Derivative liabilities	205,380	354,781

Subordinated deferrable debt	450,000	650,000

Members' subordinated certificates:
Membership subordinated certificates	649,151	643,772
Loan and guarantee subordinated certificates	1,031,823	1,064,525
Total members' subordinated certificates	1,680,974	1,708,297

Minority interest - RTFC and NCSC members' equity	90,286	-

Equity:
Retained equity	698,729	977,599
Accumulated other comprehensive loss	(31,803)	(46,763)
Total equity	666,926	930,836

	$21,832,626	$20,974,288

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three and Six Months Ended November 30, 2003 and 2002

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2003	2002	2003	2002

Operating income	$256,537	$272,034	$511,812	$551,160
Cost of funds	(234,255)	(238,394)	(459,630)	(472,585)

Gross margin	22,282	33,640	52,182	78,575

Operating expenses:
General and administrative	(9,660)	(9,352)	(19,732)	(19,106)
Provision for loan losses	(1,560)	(32,067)	(4,131)	(68,266)

Total operating expenses	(11,220)	(41,419)	(23,863)	(87,372)

Results of operations of foreclosed assets	2,928	126	1,900	126
Impairment loss on foreclosed assets	(478)	-	(9,077)	-

Subtotal foreclosed assets	2,450	126	(7,177)	126

Operating margin (loss)	13,512	(7,653)	21,142	(8,671)

Derivative and foreign currency adjustments:
Derivative cash settlements	28,352	33,422	56,568	58,508
Derivative forward value	175,728	21,691	(185,583)	258,436
Foreign currency adjustments	(133,832)	(12,593)	(48,577)	(59,817)

Total derivative and foreign currency adjustments	70,248	42,520	(177,592)	257,127

Net margin (loss) before income taxes, minority interest
and cumulative effect of change in accounting principle	83,760	34,867	(156,450)	248,456

Income tax expense	(932)	-	(2,022)	-

Net margin (loss) before minority interest and
cumulative effect of change in accounting principle	82,828	34,867	(158,472)	248,456

Minority interest - RTFC and NCSC net margin	(607)	-	(1,219)	-

Net margin (loss) before cumulative effect
of change in accounting principle	82,221	34,867	(159,691)	248,456

Cumulative effect of change in accounting principle	-	-	22,369	-

Net margin (loss)	$82,221	$34,867	$(137,322)	$248,456

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three Months Ended November 30, 2003 and 2002

							Patronage Capital
			Accumulated				Allocated
			Other			Members'	General
		Membership	Comprehensive	Unallocated	Education	Capital	Reserve
	Total	Fees	Income/(Loss)	Margin	Fund	Reserve	Fund	Other

Quarter ended November 30, 2003:
Balance as of August 31, 2003	$579,824	$996	$(36,780)	$303,683	$930	$89,771	$498	$220,726
Operating margin	13,512	-	-	13,512	-	-	-	-
Derivative forward value	180,705	-	4,977	175,728	-	-	-	-
Derivative cash settlements	28,352	-	-	28,352	-	-	-	-
Foreign currency adjustments	(133,832)	-	-	(133,832)	-	-	-	-
Income tax expense	(932)	-	-	(932)	-	-	-	-
Minority interest - RTFC and
NCSC net margin	(607)	-	-	(607)	-	-	-	-
Other	(96)	1	-	(3)	(94)	-	-	-
Balance as of November 30, 2003	$666,926	$997	$(31,803)	$385,901	$836	$89,771	$498	$220,726

Quarter ended November 30, 2002:
Balance as of August 31, 2002	$540,845	$1,511	$(73,886)	$222,820	$1,097	$37,454	$498	$351,351
Patronage capital	(56,099)	-	-	-	-	-	-	(56,099)
Operating loss	(7,653)	-	-	(7,653)	-	-	-	-
Derivative forward value	32,779	-	11,088	21,691	-	-	-	-
Derivative cash settlements	33,422	-	-	33,422	-	-	-	-
Foreign currency adjustments	(12,593)	-	-	(12,593)	-	-	-	-
Other	(474)	(1)	-	-	(113)	-	-	(360)
Balance as of November 30, 2002	$530,227	$1,510	$(62,798)	$257,687	$984	$37,454	$498	$294,892

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Six Months Ended November 30, 2003 and 2002

							Patronage Capital
			Accumulated				Allocated
			Other			Members'	General
		Membership	Comprehensive	Unallocated	Education	Capital	Reserve
	Total	Fees	Income/(Loss)	Margin	Fund	Reserve	Fund	Other

Six months ended November 30, 2003:
Balance as of May 31, 2003	$930,836	$1,506	$(46,763)	$523,223	$1,935	$89,772	$498	$360,665
Patronage capital	(51,891)	-	-	-	-	-	-	(51,891)
Operating margin	21,142	-	-	21,142	-	-	-	-
Derivative forward value	(170,623)	-	14,960	(185,583)	-	-	-	-
Derivative cash settlements	56,568	-	-	56,568	-	-	-	-
Foreign currency adjustments	(48,577)	-	-	(48,577)	-	-	-	-
Income tax expense	(2,022)	-	-	(2,022)	-	-	-	-
Minority interest - RTFC and
NCSC net margin	(1,219)	-	-	(1,219)	-	-	-	-
Cumulative effect of change in
accounting principle	22,369	-	-	22,369	-	-	-	-
Reclass to RTFC members' equity	(88,643)	(511)	-	-	(790)	-	-	(87,342)
Other	(1,014)	2	-	-	(309)	(1)	-	(706)
Balance as of November 30, 2003	$666,926	$997	$(31,803)	$385,901	$836	$89,771	$498	$220,726

Six months ended November 30, 2002:
Balance as of May 31, 2002	$328,731	$1,510	$(72,556)	$30,356	$1,007	$16,329	$498	$351,587
Patronage capital	(56,335)	-	-	-	-	-	-	(56,335)
Operating loss	(8,671)	-	-	(8,671)	-	-	-	-
Derivative forward value	268,194	-	9,758	258,436	-	-	-	-
Derivative cash settlements	58,508	-	-	58,508	-	-	-	-
Foreign currency adjustments	(59,817)	-	-	(59,817)	-	-	-	-
Other	(383)	-	-	(21,125)	(23)	21,125	-	(360)
Balance as of November 30, 2002	$530,227	$1,510	$(62,798)	$257,687	$984	$37,454	$498	$294,892

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Six Months Ended November 30, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin (loss)	$(137,322)	$248,456
Add (deduct):
Provision for loan losses	4,131	68,266
Depreciation	1,563	2,092
Amortization of deferred income	(15,254)	(1,789)
Derivative forward value	185,583	(258,436)
Foreign currency adjustments	48,577	59,817
Cumulative effect of change in accounting principle	(22,369)	-
Amortization of bond issuance costs and deferred charges	7,770	6,500
Results of operations of foreclosed assets	(1,900)	(126)
Impairment loss on foreclosed assets	9,077	-
Cash assumed through consolidation	4,564	-
Changes in operating assets and liabilities:
Receivables	9,944	(10,805)
Accrued interest payable	10,312	23,532
Other	(30,500)	923

Net cash provided by operating activities	74,176	138,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(2,612,784)	(2,038,690)
Principal collected on loans	1,954,897	2,317,516
Net investment in fixed assets	(777)	(1,178)
Net cash provided by (invested in) foreclosed assets	31,012	(2,154)
Net proceeds from sale of foreclosed assets	31,000	-

Net cash (used in) provided by investing activities	(596,652)	275,494

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, net	976,764	28,468
Proceeds from issuance of long-term debt, net	1,107,310	1,417,707
Payments for retirement of long-term debt	(1,151,055)	(1,461,300)
Payments to retire subordinated deferrable debt	(200,000)	-
Proceeds from issuance of members' subordinated certificates	29,505	39,585
Retirement of members' subordinated certificates	(21,406)	(16,995)
Payments for retirement of patronage capital	(51,891)	(56,099)

Net cash provided by (used in) financing activities	689,227	(48,634)

NET INCREASE IN CASH AND CASH EQUIVALENTS	166,751	365,290
BEGINNING CASH AND CASH EQUIVALENTS	138,872	218,384
ENDING CASH AND CASH EQUIVALENTS	$305,623	$583,674

Supplemental disclosure of cash flow information:
Cash paid during six-month period for interest	$450,108	$452,445

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Six Months Ended November 30, 2003 and 2002

Supplemental Disclosure of Noncash Activities:

The following assets and liabilities were assumed in the consolidation of NCSC and RTFC effective June 1, 2003:

	2003

Total assets assumed, net of eliminations	$(382,336)
Total liabilities assumed, net of eliminations	365,236
Total minority interest assumed, net of eliminations	88,644
Cumulative effect of change in accounting principle	22,369
Net reclassification of combined equity to minority interest	(89,349)

Cash Assumed	$4,564

	2003	2002

Foreclosed assets in collection of loans	$-	325,213

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

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and their affiliates. Effective June 1, 2003, RTFC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. RTFC operates under a management agreement with CFC. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code. RTFC pays income tax based on 1% of its net margins, excluding net margins distributed to its members. Prior to June 1, 2003, RTFC's results of operations and financial condition were combined with CFC's.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private cooperative association. NCSC provides lease financing related to its members and general financing to for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to members of CFC. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program. Both programs are currently funded by third parties. Effective June 1, 2003, NCSC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. NCSC operates under a management agreement with CFC. It is headquartered with CFC in Herndon, Virginia. NCSC is a taxable corporation. NCSC pays income tax based on its net margins for the period.

CFC's consolidated membership was 1,550 as of November 30, 2003 including 897 utility members, the majority of which are consumer-owned electric cooperatives, 511 telecommunication members, 70 service members and 72 associate members in 49 states, the District of Columbia and three U.S. territories. The utility members included 826 distribution systems and 71 generation and transmission ("power supply") systems. Memberships between CFC, RTFC and NCSC have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the consolidated financial position of CFC as of November 30, 2003 and the consolidated results of operations, cash flows and changes in equity for the three and six months ended November 30, 2003, and the combined financial position of CFC and RTFC as of May 31, 2003 and the combined results of operations, cash flows and changes in equity for the three and six months ended November 30, 2002. Operating results for the three and six months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ended May 31, 2004.

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

(b)
Principles of Consolidation

The accompanying financial statements as of November 30, 2003 and for the three and six month period then ended include the consolidated accounts of CFC, RTFC, NCSC and certain entities controlled by CFC, created to hold foreclosed assets, at November 30, 2003, after elimination of all material intercompany accounts and transactions. Prior to June 1, 2003, RTFC and NCSC were not consolidated with CFC under GAAP since CFC has no direct financial ownership interest in either company; however RTFC's results of operations and financial condition were combined with those of CFC. As a result of adopting Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003, CFC consolidates the financial results of RTFC and NCSC. CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

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

CFC is the sole lender to and manages the affairs of NCSC through a long-term management agreement. NCSC funds its programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee. Under a guarantee agreement effective June 1, 2003, CFC has agreed to reimburse NCSC for loan losses on loans, excluding the consumer loan program. As a result, NCSC pays a guarantee fee to CFC and maintains a loan loss allowance at a level appropriate for its remaining unguaranteed exposure. CFC does not control the election of directors to the NCSC board. NCSC is a class C member of CFC.

RTFC and NCSC creditors have no recourse against CFC in the event of default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC and RTFC debt obligations to a third party. At November 30, 2003, CFC had guaranteed $374 million of NCSC debt with third parties. These guarantees are not included in Note 14 at November 30, 2003 as the debt that CFC had guaranteed is reported as debt of CFC and its consolidated companies. At November 30, 2003, CFC had no guarantees of RTFC debt to third party creditors. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At November 30, 2003, RTFC had total assets of $5,375 million including loans outstanding to members of $4,865 million and NCSC had total assets of $614 million including loans outstanding to members of $552 million.

CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates their financial results.

Unless stated otherwise, references to CFC relate to the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC and created to hold foreclosed assets.

(c)	Comprehensive Income/(Loss)

Comprehensive income/(loss) includes CFC's net margin/(loss), as well as other comprehensive income/(loss) related to derivatives. Comprehensive income/(loss) for the three and six months ended November 30, 2003 and 2002 is calculated as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
(Dollar amounts in thousands)	2003	2002	2003	2002
Net margin (loss)	$82,221	$34,867	$(137,322)	$248,456
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	647	5,476	5,680	(1,455)
Reclassification adjustment for
realized losses on derivatives	4,330	5,612	9,280	11,213
Comprehensive income (loss)	$87,198	$45,955	$(122,362)	$258,214

(d) Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

(e) New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin 51. FIN 46 defines a variable interest entity as those that either have insufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or, as a group, its equity holders lack one or more characteristics of a controlling financial interest.

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

On June 1, 2003, as a result of the consolidation of CFC, RTFC and NCSC, total assets increased by $387 million, total liabilities increased by $365 million, minority interest - RTFC and NCSC members' equity increased by $89 million and CFC total equity decreased by $67 million. As a result of the consolidation, NCSC debt guaranteed by CFC became debt of the consolidated entity, resulting in a net reduction to the consolidated loan loss allowance. CFC recorded a cumulative effect of change in accounting principle gain of $22 million on the consolidated statement of operations, representing a $31 million reduction to the loan loss allowance, net of $9 million representing the amount by which cumulative losses of NCSC exceeded NCSC equity. The amounts reported for minority interest and CFC total equity and the cumulative effect of change in accounting principle have been adjusted from the amounts reported in the August 31, 2003, Form 10-Q. The implementation guidance for FIN 46 is continuing to evolve, which has resulted in CFC making adjustments to the initial consolidation of RTFC and NCSC. The consolidated balance sheet minority interest reported in the August 31, 2003, Form 10-Q as $83 million, has been adjusted to $89 million and total equity reported in the August 31, 2003, Form 10-Q as $586 million, has been adjusted to $580 million. Minority interest - RTFC and NCSC net margin reported in the August 31, 2003, Form 10-Q as $3 million, has been adjusted to $1 million, cumulative effect of change in accounting principle reported in the August 31, 2003, Form 10-Q as $31 million, has been adjusted to $22 million and net loss reported in the August 31, 2003, Form 10-Q as $213 million, has been adjusted to $220 million.

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

(2) Loans to Members

The following chart provides a breakout of the loans outstanding by loan program and member class.

(Dollar amounts in thousands)	November 30, 2003	May 31, 2003
Long-term loans:
Electric systems	$13,504,665	$12,695,924
Telecommunications systems	4,648,305	4,700,610
Other	275,937	-
Total long-term loans	18,428,907	17,396,534
Intermediate-term loans:
Electric systems	50,874	65,368
Telecommunications systems	8,984	18,642
Other	516	-
Total intermediate-term loans	60,374	84,010
Line of credit loans:
Electric systems	785,778	884,146
Telecommunications systems	207,971	223,388
Other	96,986	-
Total line of credit loans	1,090,735	1,107,534
Loans guaranteed by RUS:
Electric systems	278,680	266,857
Nonperforming loans:
Other	2,139	-
Restructured loans:
Electric systems	623,798	629,406

Total loans	20,484,633	19,484,341
Less: Allowance for loan losses	(543,000)	(565,058)
Net loans	$19,941,633	$18,919,283
Total by member class:
Distribution	$12,275,178	$11,410,592
Power supply	2,804,768	2,701,094
Statewide and associate	163,849	430,015
Subtotal electric systems	15,243,795	14,541,701
Telecommunications systems	4,865,260	4,942,640
Other	375,578	-
Total	$20,484,633	$19,484,341

Other loans represent loans made by NCSC to its members and their customers. This classification has been added due to the consolidation of NCSC effective June 1, 2003.

At November 30, 2003 and May 31, 2003, mortgage notes representing approximately $7,090 million and $6,664 million, respectively, related to outstanding long-term loans to members and $224 million and $224 million, respectively, of RUS guaranteed loans qualifying as permitted investments were pledged as collateral to secure collateral trust bonds under the 1994 indenture. In addition, $2 million of cash was pledged under the 1972 indenture at November 30, 2003 and May 31, 2003. Both the 1972 indenture and the 1994 indenture require that CFC pledge eligible mortgage notes (or other permitted assets) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC's revolving credit agreements (see Note 5), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding. Collateral trust bonds outstanding at November 30, 2003 and May 31, 2003 were $6,902 and $6,302 million, respectively.

(3)	Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level management considers to be adequate in relation to the credit quality, tenor, forecasted default and recovery rates and amount of its loan and guarantee portfolio. On a quarterly basis, CFC prepares an analysis of the adequacy of the loan loss allowance based on a variety of factors (including the financial performance of its borrowers and the effect of general economic conditions) and makes adjustments to the allowance as necessary. The allowance is based on estimates, and accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized below for the six months ended November 30, 2003 and 2002 and the year ended May 31, 2003.

	For the six months ended
	November 30,		Year ended
(Dollar amounts in thousands)	2003	2002	May 31, 2003
Balance at beginning of year	$565,058	$506,742	$506,742
Provision for loan losses	4,131	68,266	68,266
Change in allowance due to consolidation (1)	(28,108)	-	-
Charge-offs	(1,603)	(1,405)	(10,840)
Recoveries	3,522	765	890
Balance at end of period	$543,000	$574,368	$565,058

Loan loss allowance as a percentage of:
Total loans outstanding	2.65%	2.95%	2.90%
Total loans and guarantees outstanding	2.48%	2.68%	2.64%
Total nonperforming loans outstanding	25,385.69%	87.92%	N/A
Total restructured loans outstanding	87.05%	106.05%	89.78%

(1) Represents the impact of consolidating NCSC including the reduction to CFC's loan loss allowance recorded as a cumulative effect of change in accounting principle, net of the beginning balance of NCSC's loan loss allowance.

(4)	Foreclosed Assets

CFC records foreclosed assets received in satisfaction of loan receivables at fair value or fair value less costs to sell and maintains these assets on the consolidated balance sheets as foreclosed assets. During fiscal year 2003, CFC received assets with a fair value totaling $369 million primarily comprised of real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in real estate properties, as well as telecommunications assets transferred to CFC as part of the bankruptcy settlement with Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"). CFC has been operating certain real estate and telecommunications assets and servicing the notes receivable while attempting to sell these assets. CFC may make additional advances as required under the terms of the notes receivable or make additional investments in the real estate assets to preserve the fair value.

On October 27, 2003, CFC sold the Denton Telecom Partners d/b/a Advantex (telecommunication assets received as part of the CoServ bankruptcy settlement) for $31 million in cash. This sale terminates CFC's responsibilities for all future operations of the telecom assets acquired in the bankruptcy settlement with CoServ. The difference between the sales price and the book value of these assets, at the time of sale, of $2 million was recorded as income in the statement of operations.

The results of operations from foreclosed assets are shown on the consolidated statements of operations. For the three and six months ended November 30, 2003, this amount was net margin of $3 million and $2 million, respectively. CFC also recorded a $9 million impairment loss to foreclosed assets based on its assessment of the fair value of such asset at November 30, 2003. It is CFC's intent to sell the foreclosed assets. However, the assets do not currently meet conditions to qualify for assets held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, CFC records depreciation on foreclosed assets.

The activity for foreclosed assets is summarized below for the six months ended November 30, 2003 and 2002.

	For the six months ended
	November 30,
(Dollar amounts in thousands)	2003	2002
Beginning balance	$335,576	$-
Recorded fair value	-	325,213
Results of operations	1,900	126
Net cash (received) used	(31,012)	2,154
Impairment to fair value write down	(9,077)	-
Sale of foreclosed assets	(31,000)	-
Ending balance of foreclosed assets	$266,387	$327,493

(5)	Credit Arrangements

At November 30, 2003 and May 31, 2003, CFC had three revolving credit agreements totaling $3,951 million and $3,806 million, respectively, which were used principally to provide liquidity support for CFC's outstanding commercial paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under a three-year agreement in effect at November 30, 2003 and May 31, 2003, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. In connection with this facility, CFC pays a per annum facility fee of 0.125 of 1% as determined by CFC's senior unsecured credit ratings based on a pricing schedule in the credit agreement.

At November 30, 2003 and May 31, 2003 there were two 364-day agreements totaling $2,923 million and $2,778 million, respectively. The two 364-day agreements in place at May 31, 2003 were replaced on June 30, 2003. Under one 364-day agreement, the amount that CFC could borrow increased from $2,378 million at May 31, 2003 to $2,523 million at November 30, 2003. There was no change to the amount of the second 364-day agreement for $400 million. Both 364-day agreements have a revolving credit period that terminates on June 28, 2004 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period with a 0.250 of 1% per annum fee on the outstanding principal amount of the term loan.

The facility fee for the 364-day facilities is 0.085 of 1% per annum based on the pricing schedules in place at November 30, 2003 and May 31, 2003. Up-front fees between 0.075 to 0.090 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate $3 million and $2 million for commitments to the agreements in effect at November 30, 2003 and May 31, 2003, respectively. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of 0.150 of 1% must be paid on the outstanding balance.

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

As of November 30, 2003 and May 31, 2003, CFC was in compliance with all covenants and conditions under its revolving credit agreements, and there were no borrowings outstanding under such agreements.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligation to fund under the terms of the agreements.

Based on the ability to borrow under the facilities, CFC classified $2,923 million and $3,951 million of its notes payable outstanding as long-term debt at November 30, 2003 and May 31, 2003, respectively. CFC expects to maintain more than $2,923 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the credit agreements totaling $2,923 million discussed above, subject to the conditions therein.

(6)	Notes Payable

Notes payable due within one year at November 30, 2003 and May 31, 2003 are summarized as follows:

(Dollar amounts in thousands)	November 30, 2003	May 31, 2003
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,772,320	$819,672
Commercial paper sold by CFC directly to members, at par	1,195,544	930,274
Commercial paper sold by CFC directly to nonmembers, at par	31,666	25,605
Total commercial paper	2,999,530	1,775,551
Daily liquidity fund	146,410	110,602
Bank bid notes	100,000	100,000
Total short-term debt	3,245,940	1,986,153

Long-term debt maturing within one year:
Medium-term notes	1,622,623	2,611,427
Secured collateral trust bonds	1,299,605	299,948
Subtotal	2,922,228	2,911,375
Foreign currency valuation account	160,925	149,450
Total long-term debt maturing within one year	3,083,153	3,060,825

Notes payable supported by revolving credit
agreements, classified as long-term debt (see Note 5)	(2,922,500)	(3,950,625)
Total notes payable due in one year after reclassification to long-term debt	$3,406,593	$1,096,353

Notes payable includes debt denominated in foreign currency. Under SFAS 52, CFC adjusts the value of the foreign denominated debt based on changes to the currency exchange rates. The adjustment at November 30, 2003 and May 31, 2003 is shown as the foreign currency valuation account.

(7)	Long-Term Debt

The following is a summary of long-term debt at November 30, 2003 and May 31, 2003:

(Dollar amounts in thousands)	November 30, 2003	May 31, 2003
Unsecured medium-term notes:
Medium-term notes, sold through dealers	$6,045,950	$5,738,750
Medium-term notes, sold directly to members	171,909	157,935
Subtotal	6,217,859	5,896,685
Unamortized discount	(15,011)	(15,185)
Foreign currency valuation account	221,495	176,360
Total unsecured medium-term notes	6,424,343	6,057,860

Secured collateral trust bonds	5,602,032	6,002,032
Unamortized discount	(11,553)	(8,832)
Total secured collateral trust bonds	5,590,479	5,993,200

Long-term notes payable	118,767	-
Long-term debt valuation allowance	(781)	(941)
Notes payable supported by revolving credit
agreements, classified as long-term debt (see Note 5)	2,922,500	3,950,625
Total long-term debt	$15,055,308	$16,000,744

Long-term debt includes debt denominated in foreign currency. Under SFAS 52, CFC adjusts the value of the foreign denominated debt based on changes to the currency exchange rates. The adjustment at November 30, 2003 and May 31, 2003 is shown as the foreign currency valuation account.

(8)	Subordinated Deferrable Debt

The following is a summary of the subordinated deferrable debt outstanding at November 30, 2003 and May 31, 2003:

(Dollar amounts in thousands)	November 30, 2003	May 31, 2003
6.75% due 2043	$125,000	$125,000
7.375% due 2047	-	200,000
7.625% due 2050	150,000	150,000
7.40% due 2050	175,000	175,000
Total	$450,000	$650,000

On October 15, 2003, CFC effected the early redemption of the 7.375% quarterly income capital securities totaling $200 million. The quarterly income capital securities were redeemed at par and all unamortized issuance and discounts recorded at the time of issuance were included as part of the funding cost for the quarter ended November 30, 2003.

(9) Derivative Financial Instruments

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

Net settlements that CFC pays and receives for derivative instruments that qualify for hedge accounting are recorded in the cost of funds. CFC records net settlements related to derivative instruments that do not qualify for hedge accounting as derivative cash settlements.

Interest Rate Exchange Agreements
At November 30, 2003 and May 31, 2003, CFC was a party to interest rate exchange agreements with notional amounts totaling $15,630 million and $15,345 million, respectively.

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

No amounts that CFC paid and received related to the interest rate exchange agreements qualified for hedge accounting for the six months ended November 30, 2003 and 2002, thus all such amounts were included in CFC's derivative cash settlements in the consolidated statement of operations. The net impact of the interest rate exchange agreements on earnings for the six months ended November 30, 2003 and 2002 was a loss of $213 million and a gain of $169 million, respectively, which includes net amortization of $10 million and $9 million, respectively, related to the long-term debt valuation allowance and the transition adjustment recorded as an other comprehensive loss on June 1, 2001. These adjustments will be amortized into earnings over the remaining life of the agreements. Approximately $15 million is expected to be amortized over the next 12 months. The amortization will continue through April 2029, the final maturity date for interest rate exchange agreements included in the transition adjustment.

At November 30, 2003 and May 31, 2003, interest rate exchange agreements with a total notional amount of $7,580 million and $6,595 million, respectively, in which CFC pays a fixed rate and receives a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate, were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate.

At May 31, 2003, interest rate exchange agreements with a total notional amount of $700 million in which CFC pays a variable rate based on a 30-day composite commercial paper index and receives a LIBOR based rate, were used to synthetically change the rate on floating collateral trust bonds and medium-term notes from a variable LIBOR rate to the 30-day commercial paper rate. These interest rate exchange agreements matured as of November 30, 2003. CFC synthetically changes the rate from a LIBOR based rate to a commercial paper based rate because its long-term variable interest rate is based on the cost of its short-term debt, primarily commercial paper.

At November 30, 2003 and May 31, 2003, interest rate exchange agreements with a total notional amount of $8,050 million in which CFC pays a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate and receives a fixed rate, were used to synthetically change the rate on debt from fixed to variable.

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

Cross Currency and Cross Currency Interest Rate Exchange Agreements

At November 30, 2003, CFC has medium-term notes outstanding that are denominated in foreign currencies. CFC entered into cross currency and cross currency interest rate exchange agreements related to each foreign denominated issue in order to synthetically change the foreign denominated debt to U.S. dollar denominated debt. At November 30, 2003 and May 31, 2003, CFC was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,544 and $1,262 million, respectively.

* Cross currency interest rate exchange agreements that are not designated as and do not qualify as hedges.

Cross currency interest rate exchange agreements with a total notional amount of $872 million at November 30, 2003 and May 31, 2003, in which CFC receives Euros and pays U.S. dollars, and $282 million at November 30, 2003, in which CFC receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate. These cross currency interest rate exchange agreements do not qualify for hedge accounting; therefore, all changes in fair value are recorded in the consolidated statement of operations. The net impact of cross currency interest rate exchange agreements on earnings for the six months ended November 30, 2003 and 2002 was a gain of $27 million and $89 million, respectively.

*	Cross currency exchange agreements that are designated as and qualify as hedges.

 At November 30, 2003 and May 31, 2003, cross currency exchange agreements with a total notional amount of $390 million in which CFC receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency exchange agreements to the critical terms of the hedged debt. All effective changes in forward value on these cross currency exchange agreements are recorded as other comprehensive income/(loss) and reported in the consolidated statement of changes in equity. Reclassifications are then made from other comprehensive loss to foreign currency adjustments on the consolidated statement of operations in an amount equal to the change in the fair value of the foreign denominated debt that is related to the effective hedge, which results in the full offset of the change in the fair value of such debt based on the changes in the exchange rate during the period. The net impact was other comprehensive income of $6 million and other comprehensive loss of $1 million for the six months ended November 30, 2003 and 2002, respectively. No amount related to ineffectiveness was recorded in the consolidated statement of operations for the six months ended November 30, 2003 and 2002.

The following chart provides details of CFC's outstanding cross currency and cross currency interest rate exchange agreements at November 30, 2003 and May 31, 2003.

		Notional Principal Amount
(Currency amounts in thousands)		U.S. Dollars				Foreign Currency
	Exchange	November 30,		May 31,		November 30,		May 31,
Maturity Date	Rate	2003		2003		2003		2003
December 10, 2003	1.139	$438,850	(3)	$438,850	(3)	500,000	EU (1)	500,000	EU (1)
February 24, 2006	0.8969	390,250		390,250		350,000	EU (1)	350,000	EU (1)
July 7, 2006	1.506	166,000	(3)	-		250,000	AUD (2)	-
July 7, 2006	1.506	116,200	(3)	-		175,000	AUD (2)	-
March 14, 2007	1.153	433,500	(3)	433,500	(3)	500,000	EU (1)	500,000	EU (1)
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

Rating Triggers

At November 30, 2003, there are rating triggers associated with $12,343 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. The rating triggers are based on CFC's senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. If the rating for either counterparty falls below the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,978 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $10,365 million.

At November 30, 2003, CFC had a fair value of $99 million, comprised of $148 million that would be due to CFC and $49 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated and a fair value of $290 million, comprised of $398 million that would be due to CFC and $108 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

(10)	Members' Subordinated Certificates

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

(11)	Minority Interest

At November 30, 2003, CFC is reporting minority interest of $90 million on the consolidated balance sheet. Minority interest represents the interest of other parties in RTFC and NCSC. The members of RTFC and NCSC own or control 100% of the interest in the respective company. FIN 46 requires CFC to consolidate the results of operations and financial condition of RTFC and NCSC even though CFC has no financial interest or voting control over either company. This results in a minority interest that represents the full amount of the equity at RTFC and NCSC.

On June 1, 2003, a total of $89 million of RTFC equity was reclassified from the combined equity at May 31, 2003 and added to minority interest. During the six months ended November 30, 2003, the balance of minority interest - RTFC and NCSC members' equity has been adjusted by minority interest - RTFC and NCSC net margins of $1 million as reported on the consolidated statement of operations.

(12)	Equity

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

At November 30, 2003 and May 31, 2003, the total equity included the following components:

(Dollar amounts in thousands)	November 30, 2003	May 31, 2003
Membership fees	$997	$1,506
Education fund	836	1,935
Members' capital reserve	89,771	89,772
Allocated net margin	221,224	361,163
Unallocated margin	96,838	-
Total members' equity	409,666	454,376
Prior year cumulative derivative forward
value and foreign currency adjustments	523,223	9,231
Current period derivative forward value (1)	(185,583)	757,212
Current period foreign currency adjustments (1)	(48,577)	(243,220)
Total retained equity	698,729	977,599
Accumulated other comprehensive loss (1)	(31,803)	(46,763)
Total equity	$666,926	$930,836

(1) Items related to the adoption of SFAS 133 and adjustments to value debt denominated in foreign currencies at the reporting date.

(13)	Unadvanced Loan Commitments

The following chart provides a breakout of unadvanced loan commitments by loan program and member class.

(Dollar amounts in thousands)	November 30, 2003	May 31, 2003
Long-term loans:
Electric systems	$5,610,780	$5,681,224
Telecommunications systems	294,756	291,724
Other	67,250	-
Total long-term loans	5,972,786	5,972,948
Intermediate-term loans:
Electric systems	86,628	101,081
Telecommunications systems	4,075	4,827
Other	150	-
Total intermediate-term loans	90,853	105,908
Line of credit loans:
Electric systems	5,230,483	5,233,146
Telecommunications systems	345,606	377,409
Other	98,855	-
Total line of credit loans	5,674,944	5,610,555
Total unadvanced loan commitments	$11,738,583	$11,689,411
Total by member class:
Distribution	$8,651,343	$8,527,266
Power supply	2,115,544	2,321,125
Statewide and associate	161,004	167,059
Subtotal electric	10,927,891	11,015,450
Telecommunications systems	644,437	673,961
Other	166,255	-
Total	$11,738,583	$11,689,411

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

(14)	Guarantees

CFC guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as CFC performs under its guarantee. At November 30, 2003 and May 31, 2003, other liabilities included less than $1 million related to $154 million and $42 million, respectively, of letters of credit issued since December 31, 2002.

The following chart summarizes CFC's total guarantees by type and member class at November 30, 2003 and May 31, 2003.

(Dollar amounts in thousands)	November 30, 2003	May 31, 2003
Long-term tax-exempt bonds (1)	$812,405	$899,420
Debt portions of leveraged lease transactions (2)	27,519	34,105
Indemnifications of tax benefit transfers (3)	170,898	184,605
Letters of credit (4)	318,775	314,114
Other guarantees (5)	72,480	471,312
Total	$1,402,077	$1,903,556
Total by member class:
Distribution	$65,296	$77,725
Power supply	1,187,183	1,220,795
Statewide and associate	110,545	600,036
Subtotal electric systems	1,363,024	1,898,556
Telecommunications systems	10,000	5,000
Other	29,053	-
Total	$1,402,077	$1,903,556

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

Of the amounts shown above, $745 million and $829 million as of November 30, 2003 and May 31, 2003, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of November 30, 2003, CFC's maximum potential exposure for the $68 million of fixed rate tax-exempt bonds is $86 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC's exposure to future interest payments on these bonds. CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)

The maturities for this type of guarantee run through 2024. CFC has guaranteed debt issued by CFC members in connection with leveraged lease transactions. The amounts shown represent loans from the member to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a CFC member. These loans were funded as either a direct loan from CFC or a private debt placement guaranteed by CFC. In the event of default by the system for nonpayment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the debt obligation. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. As of November 30, 2003, CFC's maximum potential exposure for guaranteed principal and interest is $30 million. This amount is secured by the property leased, the owner's rights as lessor and, in some instances, all assets of the lessee. CFC may also guarantee the rent obligation of its members to a third party.

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

(4)

The maturities for this type of guarantee run through 2013. Additionally, letters of credit totaling $10 million as of November 30, 2003 have a term of one year and automatically extend for a period of one year unless CFC cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). CFC issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw. Interest would accrue from the date of the draw at CFC's line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. As of November 30, 2003, CFC's maximum potential exposure is $319 million, of which the outstanding balance of $280 million is secured. Security provisions include a mortgage lien on all of the system's assets, future revenues, and the system's commercial paper invested at CFC. In addition to the letters of credit listed in the table above, under master letter of credit facilities, CFC may be required to issue up to an additional $129 million in letters of credit to third parties for the benefit of its members at November 30, 2003. At May 31, 2003, this amount was $92 million.

(5)

The maturities for this type of guarantee run through 2025. CFC provides other guarantees as required by its members. In the event of default by a system for nonpayment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Of CFC's maximum potential exposure for guaranteed principal and interest totaling $72 million at November 30, 2003, $12 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $60 million is unsecured. At May 31, 2003, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $284 million. Effective June 1, 2003, NCSC's financial results are consolidated with those of CFC, therefore all guarantees associated with NCSC obligations have been eliminated and the related obligation is reported on a consolidated basis with CFC.

(15)	Contingencies

(a) At November 30, 2003, CFC had nonperforming loans in the amount of $2 million outstanding and at May 31, 2003, CFC had no nonperforming loans outstanding. At November 30, 2002, CFC had nonperforming loans in the amount of $653 million outstanding. During the six months ended November 30, 2003 and 2002, all loans classified as nonperforming were on a nonaccrual status with respect to the recognition of interest income. The effect of not accruing interest on nonperforming loans was a decrease in interest income of $0.1 million and $24 million for the six months ended November 30, 2003 and 2002, respectively. CFC reclassified loans outstanding to CoServ from nonperforming to restructured subsequent to CoServ's emergence from bankruptcy on December 13, 2002.

At November 30, 2003 and May 31, 2003, CFC had restructured loans in the amount of $624 million and $629 million, respectively. At November 30, 2003 and May 31, 2003, all restructured loans were on nonaccrual status with respect to the recognition of interest income. At November 30, 2002, there were $542 million of restructured loans, $535 million of which were loans to Deseret Generation & Transmission Co-operative ("Deseret") that were on accrual status. No interest income was accrued on restructured loans for the six months ended November 30, 2003 compared to a total of $19 million for the six months ended November 30, 2002. The effect of not accruing interest income at the stated rates on restructured loans was a decrease of $12 million for the six months ended November 30, 2003 and an increase in interest income of $5 million for the six months ended November 30, 2002. During fiscal year 2003, loans outstanding to Deseret were reclassified from restructured to performing.

(b) CFC classified $626 million and $629 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at November 30, 2003 and May 31, 2003, respectively. CFC reserved $117 million and $164 million of the loan loss allowance for such impaired loans at November 30, 2003 and May 31, 2003, respectively. The amount of loan loss allowance reserved for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. CFC did not accrue interest income on loans classified as impaired during the three and six months ended November 30, 2003. CFC accrued interest income totaling $10 million and $19 million on loans classified as impaired during the three months and six months ended November 30, 2002, respectively. The average recorded investment in impaired loans for the three months ended November 30, 2003 and 2002 was $626 million and $1,352 million, respectively. The average recorded investment in impaired loans for the six months ended November 30, 2003 and 2002 was $628 million and $1,451 million, respectively.

CFC updates impairment calculations on a quarterly basis. Since a borrower's original contract rate may include a variable rate component, calculated impairment could vary with changes to CFC's variable rate, independent of a borrower's underlying economic condition. In addition, the calculated impairment for a borrower will fluctuate based on changes to certain assumptions. Changes to assumptions include, but are not limited to the following:

*	court rulings,
*	changes to collateral values, and
*	changes to expected future cash flows both as to timing and amount.

(c) At November 30, 2003 and May 31, 2003, CFC had a total of $624 million and $628 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers in an area where there has been significant residential and commercial growth in and adjacent to its current service territory over the last few years. Total loans to CoServ at November 30, 2003 and May 31, 2003 represented 2.9% of CFC's total loans and guarantees outstanding. CoServ adopted a strategy to provide a broad range of utility and other related services to consumers both in its service territory and the newly developing areas adjacent to its service territory. The non-electric services were provided through its controlled affiliates, which were funded primarily through advances from CoServ, and included natural gas, home-security, cable television and a variety of telecommunications services. CoServ had also made substantial loans to and equity investments in residential and commercial real estate development projects. CFC's loans to CoServ were secured by assets and revenues of the electric distribution system, real estate notes receivable, real estate properties and telecommunications assets. There is competition for substantially all services provided in the CoServ service territory.

Under the terms of a bankruptcy settlement, CFC has restructured its loans to CoServ. CoServ will make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure over the next 10 years. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC. As of November 30, 2003, no amounts have been advanced to CoServ under this loan facility. To date, CoServ has made all payments required under the restructure agreement.

CoServ and CFC now have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC's legal claim against CoServ will now be limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, CFC believes that it is adequately reserved for the estimated probable loss on its loan to CoServ.

(16)	Segment Information

Prior to June 1, 2003, CFC operated in two business segments - rural electric lending and rural telecommunications lending. Upon adoption of FIN 46, as of June 1, 2003, CFC now consolidates NCSC and operates in three business segments - rural electric lending, rural telecommunications lending and other lending. The financial information for these segments provides a breakout of the consolidated statement of operations that reflects the full gross margin earned on each segment's loan portfolio and a breakout of the consolidated balance sheet that reflects the total assets in each segment. The electric segment is comprised of all loans to electric members and foreclosed assets which were received as a result of the settlement of electric loans. The telecommunications segment is comprised of all loans to telecommunications members. The other segment is comprised of the loans to electric consumers, loans to the for-profit subsidiaries of members and other items not included in the electric or telecommunications segments. The cost of funding, derivative cash settlements, derivative forward value and foreign currency adjustments are allocated to each segment based on CFC's current matched funding and risk management policies. Operating expenses are allocated based on the cost reported for each segment. The loan loss provision and ending loan loss allowance balance are allocated to each segment based on CFC's loan loss analysis. Using the methodology described above, financial information reported for net margin, total assets and loans outstanding for the telecommunications and other segment will not agree with the net margin, total assets and loans outstanding reported for RTFC and NCSC as stand-alone entities. Prior period amounts have not been restated to include the other lending segment. This segment resulted from the implementation of FIN 46 and the consolidation of NCSC, which was applied prospectively on June 1, 2003.

The following chart contains income statement information for the six months ended November 30, 2003 and balance sheet information at November 30, 2003.

	Electric	Telecommunications
(Dollar amounts in thousands)	Systems	Systems	Other	Total
Income statement:
Operating income	$344,001	$159,508	$8,303	$511,812
Cost of funds	(327,302)	(129,012)	(3,316)	(459,630)
Gross margin	16,699	30,496	4,987	52,182

Operating expenses:
General and administrative expenses	(17,404)	(1,946)	(382)	(19,732)
Provision for loan losses	66,129	(63,792)	(6,468)	(4,131)
Total operating expenses	48,725	(65,738)	(6,850)	(23,863)

Results of operations of foreclosed assets	1,900	-	-	1,900
Impairment loss on foreclosed assets	(9,077)	-	-	(9,077)
Subtotal foreclosed assets	(7,177)	-	-	(7,177)
Operating margin (loss)	58,247	(35,242)	(1,863)	21,142

Derivative cash settlements	41,183	13,879	1,506	56,568
Derivative forward value	(135,111)	(45,532)	(4,940)	(185,583)
Foreign currency adjustments	(35,366)	(11,918)	(1,293)	(48,577)
Total derivative and foreign
currency adjustments	(129,294)	(43,571)	(4,727)	(177,592)

Income tax expense	(21)	(189)	(1,812)	(2,022)
Minority interest - RTFC and NCSC net margin	-	(1,219)	-	(1,219)
Cumulative effect of
change in accounting principle	-	-	22,369	22,369
Net (loss) margin	$(71,068)	$(80,221)	$13,967	$(137,322)

Assets:
Loans outstanding, net	$14,958,088	$4,638,360	$345,185	$19,941,633
Other assets	1,376,713	463,941	50,339	1,890,993
Total assets	$16,334,801	$5,102,301	$395,524	$21,832,626

The following chart contains income statement information for the six months ended November 30, 2002 and balance sheet information at November 30, 2002.

	Electric	Telecommunications
(Dollar amounts in thousands)	Systems	Systems	Total
Income statement:
Operating income	$376,707	$174,453	$551,160
Cost of funds	(331,238)	(141,347)	(472,585)
Gross margin	45,469	33,106	78,575

Operating expenses:
General and administrative expenses	(14,297)	(4,809)	(19,106)
Provision for loan losses	(25,366)	(42,900)	(68,266)
Total operating expenses	(39,663)	(47,709)	(87,372)

Results of operations of foreclosed assets	126	-	126
Operating margin (loss)	5,932	(14,603)	(8,671)

Derivative cash settlements	41,008	17,500	58,508
Derivative forward value	193,576	64,860	258,436
Foreign currency adjustments	(44,805)	(15,012)	(59,817)
Net margin	$195,711	$52,745	$248,456

Assets:
Loans outstanding, net	$14,059,427	$4,808,634	$18,868,061
Other assets	1,408,880	472,065	1,880,945
Total assets	$15,468,307	$5,280,699	$20,749,006

The following chart contains income statement information for the three months ended November 30, 2003.

	Electric	Telecommunications
(Dollar amounts in thousands)	Systems	Systems	Other	Total
Income statement:
Operating income	$173,978	$78,404	$4,155	$256,537
Cost of funds	(169,423)	(63,221)	(1,611)	(234,255)
Gross margin	4,555	15,183	2,544	22,282

Operating expenses:
General and administrative expenses	(8,523)	(956)	(181)	(9,660)
Provision for loan losses	21,691	(22,943)	(308)	(1,560)
Total operating expenses	13,168	(23,899)	(489)	(11,220)

Results of operations of foreclosed assets	2,928	-	-	2,928
Impairment loss on foreclosed assets	(478)	-	-	(478)
Subtotal foreclosed assets	2,450	-	-	2,450
Operating margin (loss)	20,173	(8,716)	2,055	13,512

Derivative cash settlements	20,473	6,868	1,011	28,352
Derivative forward value	130,086	44,241	1,401	175,728
Foreign currency adjustments	(97,942)	(33,101)	(2,789)	(133,832)
Total derivative and foreign
currency adjustments	52,617	18,008	(377)	70,248
Income tax expense	(21)	(23)	(888)	(932)
Minority interest - RTFC and NCSC net margin	-	(607)	-	(607)
Net margin	$72,769	$8,662	$790	$82,221

The following chart contains income statement information for the three months ended November 30, 2002.

	Electric	Telecommunications
(Dollar amounts in thousands)	Systems	Systems	Total
Income statement:
Operating income	$185,456	$86,578	$272,034
Cost of funds	(166,355)	(72,039)	(238,394)
Gross margin	19,101	14,539	33,640

Operating expenses:
General and administrative expenses	(6,992)	(2,360)	(9,352)
Provision for loan losses	(3,767)	(28,300)	(32,067)
Total operating expenses	(10,759)	(30,660)	(41,419)

Results of operations of foreclosed assets	126	-	126
Operating margin (loss)	8,468	(16,121)	(7,653)

Derivative cash settlements	23,346	10,076	33,422
Derivative forward value	16,282	5,409	21,691
Foreign currency adjustments	(9,440)	(3,153)	(12,593)
Net margin (loss)	$38,656	$(3,789)	$34,867

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is designed to provide a better understanding of National Rural Utilities Cooperative Finance Corporation's ("CFC") consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto. Effective June 1, 2003, CFC's financial results include the consolidated accounts of CFC, Rural Telephone Finance Corporation ("RTFC"), National Cooperative Services Corporation ("NCSC") and certain entities controlled by CFC that were created to hold foreclosed assets. CFC's financial results prior to June 1, 2003 were consolidated with certain entities controlled by CFC that were created to hold foreclosed assets and combined with those of RTFC.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "anticipates", "expects", "projects", "believes", "plans", "may", "intends", "should", "could", "will", "estimate", and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss allowance, net margin growth, leverage and debt to equity ratios, and borrower financial performance are forward-looking statements.

*	Liquidity - CFC depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantee and repurchase agreements. At November 30, 2003, CFC had $3,246 million of commercial paper, daily liquidity fund and bank bid notes and $2,922 million of medium-term notes and collateral trust bonds scheduled to mature during the next twelve months, excluding $161 million of foreign currency valuation related to medium-term notes. There is no guarantee that CFC will be able to access the markets in the future. CFC's long-term debt ratings were downgraded by three of the major credit rating agencies in fiscal year 2002. Further downgrades or other events that may deny or limit CFC's access to the capital markets could negatively impact its operations. CFC has no control over certain items that are considered by the credit rating agencies as part of their analysis for CFC, such as the overall outlook for the electric and telecommunications industries.

*	Covenant compliance - CFC must maintain compliance with all covenants related to adjusted TIER, adjusted leverage and amount of loans pledged in order to have access to the funds available under the revolving lines of credit. A restriction on access to the revolving lines of credit would impair CFC's ability to issue short-term debt, as it is required to maintain backup-liquidity to maintain preferred rating levels on its short-term debt.

*	Restructured borrower - Denton County Electric Cooperative, Inc. d/b/a CoServ Electric ("CoServ") has emerged from bankruptcy and the joint plans of liquidation and reorganization filed by CoServ and CFC are effective. However, the calculated impairment on the restructured loan would increase if CoServ were not able to perform as required by the joint plans of liquidation and reorganization.

*	Credit concentration - CFC lends primarily into the rural electric and telephone industries and is subject to risks associated with those industries. Credit concentration is one of the risk factors considered by the rating agencies in the evaluation of CFC's credit rating. CFC's credit concentration to its ten largest borrowers could increase from the current 22% of total loans and guarantees outstanding, if:
*	it were to extend additional loans to the current ten largest borrowers,
*	its total loans outstanding were to decrease, with a disproportionately large share of the decrease to borrowers not in the current ten largest, or
*	it were to advance new loans in excess of $100 million to one of the next group of borrowers below the ten largest.

*	Loan loss allowance - Computation of the loan loss reserves is inherently based on subjective estimates. A loan write-off in excess of specific reserves for impaired borrowers or a large net loan write-off to a borrower that is currently performing would have a negative impact on the adequacy of the loan loss allowance and the net margin for the year due to an increased loan loss provision.

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

26

*

Tax exemption - Legislation that removes or imposes new conditions on the federal tax exemption for 501(c)(4) social welfare corporations would have a negative impact on CFC's net margins. CFC's continued exemption depends on CFC conducting its business in accordance with its exemption from the Internal Revenue Service.

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

*

Rating triggers - There are rating triggers associated with $12,343 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. The rating triggers are based on CFC's senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. If the rating for either counterparty falls below the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,978 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $10,365 million. Based on the fair market value of its interest rate, cross currency and cross currency interest rate exchange agreements at November 30, 2003, CFC may be required to make a payment of up to $49 million if its senior unsecured ratings declined to Baa1 or BBB+ and up to $108 million if its senior unsecured ratings declined below Baa1 or BBB+. In calculating the required payments, CFC only considered agreements in which it would have been required to make a payment upon termination.

*

Calculated impairment - CFC calculates loan impairments per the requirements of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended. This pronouncement states that the impairment is calculated based on a comparison of the present value of the expected future cash flows discounted at the original interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. The interest rate in the original loan agreements between CFC and CoServ is a blend of the CFC long-term fixed rate for various maturity periods, the CFC long-term variable and line of credit interest rate. CFC periodically adjusts the long-term variable and line of credit interest rates to reflect the cost of variable rate and short-term debt. Thus, the original contract rate (weighted average of interest rates on all of the original loans to CoServ), will change as CFC adjusts its long-term variable and line of credit interest rates. CFC's long-term variable and line of credit interest rates are currently at historic low levels. CFC's calculated impairment on the restructured loan to CoServ will increase as CFC's long-term variable and line of credit interest rates increase. Currently, an increase of 25 basis points to CFC's variable interest rates would result in an increase of $14 million to the calculated impairment.

*

Deficiency of fixed charges - For the six months ended November 30, 2003, CFC's net loss excluding the cumulative effect of change in accounting principle reported on the consolidated statement of operations as required under generally accepted accounting principles ("GAAP") totaled $160 million and was not sufficient to cover fixed charges.

The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin 51. FIN 46 defines a variable interest entity as those that either have insufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or, as a group, its equity holders lack one or more characteristics of a controlling financial interest.

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

CFC implemented FIN 46 effective June 1, 2003, which resulted in the consolidation of two variable interest entities, RTFC and NCSC. CFC is the primary beneficiary of variable interests in RTFC and NCSC as a result of its exposure to absorbing a majority of their expected losses. Neither company was consolidated with CFC prior to June 1, 2003 since CFC has no direct financial ownership interest in either company. See Notes 1(b) and (e) to the consolidated financial statements for further discussion. Prior to June 1, 2003, RTFC's results of operations were combined with CFC.

Non-GAAP Financial Measures

CFC makes certain adjustments to financial measures in assessing its financial performance that are not in accordance with GAAP. These non-GAAP adjustments fall primarily into two categories: (1) adjustments to exclude the impact of the accounting for derivative investments required by SFAS 133, Accounting for Derivative Instruments and Hedging Activities and foreign currency adjustments required by SFAS 52, Foreign Currency Translation, and (2) adjustments related to the calculation of leverage and debt to equity ratios. These adjustments reflect management's perspective on CFC's operations, and in several cases adjustments used to measure covenant compliance under its revolving credit agreements, and thus CFC believes these are useful financial measures for investors. For a more complete explanation of these adjustments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in CFC's Annual Report on Form 10-K for the year ended May 31, 2003. Reconciliations of these adjusted measures to GAAP financial measures follow.

Adjustments to Exclude the Impacts of Derivatives and Foreign Currency Adjustments

The following chart provides a reconciliation between cost of funds, gross margin, operating margin, and net margin and these financial measures adjusted to exclude the impact of SFAS 133 and foreign currency adjustments for the three and six months ended November 30, 2003 and 2002.

	Three months ended		Six months ended
	November 30,		November 30,
(Dollar amounts in thousands)	2003	2002	2003	2002
Cost of funds	$(234,255)	$(238,394)	$(459,630)	$(472,585)
Plus: Derivative cash settlements	28,352	33,422	56,568	58,508
Adjusted cost of funds	$(205,903)	$(204,972)	$(403,062)	$(414,077)

Gross margin	$22,282	$33,640	$52,182	$78,575
Plus: Derivative cash settlements	28,352	33,422	56,568	58,508
Adjusted gross margin	$50,634	$67,062	$108,750	$137,083

Operating margin (loss)	$13,512	$(7,653)	$21,142	$(8,671)
Plus: Derivative cash settlements	28,352	33,422	56,568	58,508
Adjusted operating margin	$41,864	$25,769	$77,710	$49,837

Net margin (loss) before cumulative
effect of change in accounting principle	$82,221	$34,867	$(159,691)	$248,456
Less: Derivative forward value	(175,728)	(21,691)	185,583	(258,436)
Foreign currency adjustments	133,832	12,593	48,577	59,817
Adjusted net margin	$40,325	$25,769	$74,469	$49,837

Times interest earned ratio ("TIER") using GAAP financial measures is calculated as follows:

Cost of funds + net margin prior to cumulative
TIER =	effect of change in accounting principle
Cost of funds

Adjusted TIER is calculated as follows:

Cost of funds + derivative cash settlements +
net margin prior to the cumulative effect of change in accounting
Adjusted TIER =	principle - derivative forward value - foreign currency adjustments
Cost of funds + derivative cash settlements

The following chart provides the TIER and adjusted TIER for the three and six months ended November 30, 2003 and 2002.

	Three months ended		Six months ended
	November 30,		November 30,
	2003	2002	2003	2002
TIER	1.35	1.15	0.65	1.53
Adjusted TIER	1.20	1.13	1.18	1.12

Adjustments to the Calculation of Leverage and Debt to Equity Ratios

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
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

The following charts provide a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures reflecting the adjustments noted above, as well as the ratio calculations as of November 30, 2003 and May 31, 2003.

(Dollar amounts in thousands)	November 30, 2003	May 31, 2003
Liabilities	$21,075,414	$20,043,452
Less:
Derivative liabilities (1)	(204,599)	(353,840)
Foreign currency valuation account	(382,420)	(325,810)
Debt used to fund loans guaranteed by RUS	(278,680)	(266,857)
Subordinated deferrable debt	(450,000)	(650,000)
Subordinated certificates	(1,680,974)	(1,708,297)
Adjusted liabilities	$18,078,741	$16,738,648

Total equity	$666,926	$930,836
Less:
Prior year cumulative derivative forward value and
foreign currency adjustments	(523,223)	(9,231)
Current period derivative forward value	185,583	(757,212)
Current period foreign currency adjustments	48,577	243,220
Accumulated other comprehensive loss	31,803	46,763
Subtotal members' equity	409,666	454,376
Plus:
Subordinated certificates	1,680,974	1,708,297
Subordinated deferrable debt	450,000	650,000
Minority interest	90,286	-
Adjusted equity	2,630,926	2,812,673
Loan loss allowance	543,000	565,058
Adjusted equity plus loan loss allowance	$3,173,926	$3,377,731

Guarantees	$1,402,077	$1,903,556

Leverage ratio	33.70	23.58
Adjusted leverage ratio	7.40	6.63
Debt to equity ratio	31.60	21.53
Adjusted debt to equity ratio	5.70	4.96

(1) Includes the long-term debt valuation allowance of $(781) and $(941) at November 30, 2003 and May 31, 2003, respectively.

CFC adjusts its total capitalization to exclude the impact of SFAS 133 and foreign currency adjustments from the total debt and total equity. Total capitalization includes notes payable, long-term debt, subordinated deferrable debt, members' subordinated certificates, minority interest - RTFC and NCSC members' equity and total equity. Adjusted total capitalization excludes the derivative long-term debt valuation allowance and the foreign currency valuation account from total liabilities and excludes the impact of SFAS 133 and foreign currency adjustments from minority interest and total equity. The following chart provides a reconciliation between total capitalization and adjusted total capitalization at November 30, 2003 and May 31, 2003.

(Dollar amounts in thousands)	November 30, 2003	May 31, 2003
Total capitalization	$21,350,087	$20,386,230
Less:
Long-term debt valuation allowance	781	941
Foreign currency valuation account	(382,420)	(325,810)
Prior year cumulative derivative forward
value and foreign currency adjustments	(523,223)	(9,231)
Current period derivative forward value	185,583	(757,212)
Current period foreign currency adjustments	48,577	243,220
Accumulated other comprehensive loss	31,803	46,763
Adjusted total capitalization	$20,711,188	$19,584,901

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC's net margin in dollar terms is subject to fluctuation as interest rates change. Management has established a 1.10 adjusted TIER as its minimum operating objective. TIER is a measure of CFC's ability to cover the interest expense on funding. TIER is calculated by dividing the cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds. CFC's TIER for the six months ended November 30, 2003 and 2002 was 0.65 and 1.53, respectively. CFC adjusts TIER to exclude the derivative forward value and foreign currency adjustments from net margin and include the derivative cash settlements in the cost of funds. Adjusted TIER for the six months ended November 30, 2003 and 2002 was 1.18 and 1.12, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its TIER calculation to exclude the impact of SFAS 133 and foreign currency adjustments.

The following chart details the results for the six months ended November 30, 2003 versus November 30, 2002.

	For the six months ended
(Dollar amounts in millions)	November 30,	November 30,	Increase/
	2003	2002	(Decrease)
Operating income	$512	$551	$(39)
Cost of funds	(460)	(473)	13
Gross margin	52	78	(26)
Operating expenses:
General and administrative	(20)	(19)	(1)
Provision for loan losses	(4)	(68)	64
Total operating expenses	(24)	(87)	63

Results of operations of foreclosed assets	2	-	2
Impairment loss on foreclosed assets	(9)	-	(9)
Subtotal foreclosed assets	(7)	-	(7)
Operating margin (loss)	21	(9)	30

Derivative and foreign currency adjustments:
Derivative cash settlements	57	59	(2)
Derivative forward value	(186)	258	(444)
Foreign currency adjustments	(48)	(60)	12
Total derivative and foreign currency adjustments	(177)	257	(434)

Income tax expense	(2)	-	(2)
Minority interest - RTFC and NCSC net margin	(1)	-	(1)
Cumulative effect of change in accounting principle	22	-	22
Net (loss) margin	$(137)	$248	$(385)

TIER	0.65	1.53
Adjusted TIER (1)	1.18	1.12

(1) Adjusted to exclude the derivative forward value and foreign currency adjustments from net margin and include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart is a summary of CFC's operating results expressed as a percentage of average loans outstanding for the six months ended November 30, 2003 and November 30, 2002.

	For the six months ended
	November 30,	November 30,	Increase/
	2003	2002	(Decrease)
Operating income	5.07%	5.48%	(0.41)%
Cost of funds	(4.55)%	(4.70)%	0.15%
Gross margin	0.52%	0.78%	(0.26)%
Operating expenses:
General and administrative expenses	(0.20)%	(0.19)%	(0.01)%
Provision for loan losses	(0.04)%	(0.68)%	0.64%
Total operating expenses	(0.24)%	(0.87)%	0.63%

Results of operations of foreclosed assets	0.02%	-%	0.02%
Impairment loss on foreclosed assets	(0.09)%	-%	(0.09)%
Subtotal foreclosed assets	(0.07)%	-%	(0.07)%
Operating margin (loss)	0.21%	(0.09)%	0.30%

Derivative and foreign currency adjustments:
Derivative cash settlements	0.56%	0.58%	(0.02)%
Derivative forward value	(1.84)%	2.57%	(4.41)%
Foreign currency adjustments	(0.48)%	(0.59)%	0.11%
Total derivative and foreign currency adjustments	(1.76)%	2.56%	(4.32)%

Income tax expense	(0.02)%	-%	(0.02)%
Minority interest - RTFC and NCSC net margin	(0.01)%	-%	(0.01)%
Cumulative effect of change in accounting principle	0.22%	-%	0.22%
Net (loss) margin	(1.36)%	2.47%	(3.83)%

Adjusted gross margin (1)	1.08%	1.36%	(0.28)%
Adjusted operating margin (1)	0.77%	0.49%	0.28%
________________________
(1) Adjusted to include derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The $39 million or 7% decrease in operating income was due to the decrease in the yield on average loans outstanding caused by lower interest rates. During the final three quarters of fiscal year 2003, CFC reduced its long-term variable interest rate by 85 basis points and its line of credit interest rate by 100 basis points. The interest rate decreases during the final three quarters of fiscal year 2003 were primarily due to decreases to interest rates in the capital markets. CFC further reduced both its long-term variable and line of credit interest rates by an additional 80 basis points during the six months ended November 30, 2003. The decreases to interest rates in the six months of fiscal year 2004 were based on CFC's decision to lower the gross margin yield it was charging its members and not due to decreases to rates in the capital markets. CFC's average loan volume outstanding increased slightly by $67 million or less than 1% to a balance of $20,140 million for the six months ended November 30, 2003 compared to a balance of $20,073 million for the six months ended November 30, 2002. CFC's goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. For the six months ended November 30, 2003, CFC exceeded its minimum operating objective of a 1.10 adjusted TIER.

Cost of funds for the six months ended November 30, 2003 was $460 million, a decrease of $13 million or 3% compared to the cost of funds of $473 million for the prior year period. The decrease to the cost of funds was due to a reduction to interest rates in the markets as compared to the prior year. CFC's average cost of funding for the six months ended November 30, 2003 was 4.55% compared to 4.70% in the prior year period.

The gross margin earned on loans for the six months ended November 30, 2003 was 52 basis points, a decrease of 26 basis points, or 33%, compared to 78 basis points for the six months ended November 30, 2002. The gross margin earned on loans for the six months ended November 30, 2003 adjusted to include derivative cash settlements was 108 basis points, a decrease of 28 basis points, or 21%, compared to the adjusted gross margin of 136 basis points for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment CFC makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The decrease to CFC's gross margin and adjusted gross margin was primarily due to the reductions in CFC's variable interest rates during the six months ended November 30, 2003 without a corresponding decrease to rates in the capital markets. By reducing the gross margin yield, CFC is effectively giving its members an immediate return of patronage capital rather than collecting the higher gross margin yield during the year and returning it at year end. This is consistent with CFC's goal as a not-for-profit, member-owned, finance cooperative, to provide its members with the lowest cost financial services.

General and administrative expenses for the six months ended November 30, 2003 were $20 million compared to $19 million for the six months ended November 30, 2002. General and administrative expenses represented 20 basis points of average loan volume for the six months ended November 30, 2003 an increase of one basis point as compared to 19 basis points for the prior year period.

During the six months ended November 30, 2003, CFC had a loan loss provision of $4 million compared to $68 million for the prior year period. There were only minor changes to the required loan loss reserve for the six months ended November 30, 2003. Within the loan loss allowance there was a shift in the allocation to the various segments. The decrease to the allowance allocated to the electric segment was primarily due to the reduction to the calculated impairment on loans and the increase to the allowance allocated to the telecommunications segment was due to a change in management's estimate and as a result of changes in borrower risk profiles.

In October 2002 and December 2002, CFC received assets as a result of bankruptcy settlements. CFC records the results of operating these assets as the results of operations of foreclosed assets. CFC recorded income of $2 million from the operation of foreclosed assets for the six months ended November 30, 2003 compared to income of $0.1 million for the six months ended November 30, 2002. In addition, CFC recognized an impairment loss of $9 million to reflect the decrease in the fair value of certain foreclosed assets during the six months ended November 30, 2003. It is not management's intent to hold and operate these assets, but to preserve the value for sale at the appropriate time. On October 27, 2003, CFC sold the Denton Telecom Partners d/b/a Advantex (telecommunication assets received as part of the CoServ bankruptcy settlement) for $31 million in cash. This sale terminates CFC's responsibilities for all future operations of the telecom assets acquired in the bankruptcy settlement with CoServ.

Operating margin for the six months ended November 30, 2003 was $21 million, compared to an operating loss of $9 million for the prior year period. The operating margin adjusted to include derivative cash settlements for the six months ended November 30, 2003 was $78 million, compared to $50 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment CFC makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore operating margin. The operating margin adjusted to include derivative cash settlements increased due to the $64 million decrease to the provision for loan losses partially offset by the $26 million decrease in gross margin and a $7 million loss on foreclosed assets.

For the six months ended November 30, 2003, CFC reported a loss of $177 million related to derivative and foreign currency transactions, a decrease of $434 million from the prior year period. The $434 million decrease is a result of a $444 million decrease in the derivative forward value and a $2 million decrease to derivative cash settlements offset by an increase of $12 million to foreign currency adjustments. At November 30, 2003, CFC's interest rate and cross currency exchange agreements include $8,600 million notional amount, or 50% of the total exchange agreements, in which CFC synthetically changed the interest rate on the debt securities from fixed to variable and $7,581 million notional amount, or 44% of the total exchange agreements, in which CFC synthetically changed the interest rate on the debt securities from variable to fixed. CFC pays a variable rate of interest and receives a variable rate of interest on the remaining exchange agreements. These types of exchange agreements have very little impact on the derivative forward value. There has been an increase to the estimated future interest rates which has caused a significant decrease in the fair value of the majority of CFC's derivatives in which it pays a variable rate and receives a fixed rate. The decrease to the foreign currency adjustment is a result of an increase in the value of the dollar versus the EURO. CFC has entered into foreign currency exchange agreements to cover all of its foreign denominated debt. Changes in the exchange rate between the US dollar and Euro and the US dollar and Australian dollar will cause the value of CFC's outstanding foreign denominated debt to fluctuate. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt. The derivative cash settlements do represent current period income or loss, as they are actual amounts that CFC paid or received on its derivative contracts. CFC is currently collecting more on its derivative contracts than it is paying.

CFC is required to record the fair value of derivatives on its balance sheet with changes in the fair value of derivatives that do not qualify for special hedge accounting recorded in the statement of operations as a current period gain or loss. This amount is recorded as the derivative forward value. The derivative forward value does not represent a current period cash inflow or outflow to CFC, but represents the net present value of the estimated future cash settlements, which are based on the estimate of future interest rates over the remaining life of the derivative contract. The expected future interest rates change often, causing significant changes in the value of CFC's derivatives and volatility in the reported estimated gain or loss on derivatives in the statement of operations. Recording the forward value of derivatives results in recording only a portion of the impact on CFC's operations due to future changes in interest rates. Under GAAP, CFC is required to recognize changes in the fair value of its liabilities as a result of changes to interest rates, however, there are no provisions for recording changes in the fair value of assets as a result of changes to interest rates. As a finance company, CFC passes on its cost of funding through interest rates on loans to members. CFC has demonstrated the ability to pass on its cost of funding to its members through its ability to consistently earn an adjusted tier in excess of the minimum 1.10 target. CFC has earned an adjusted TIER in excess of 1.10 in every year since 1981.

As a result of the implementation of FIN 46, CFC consolidated the financial results of NCSC and RTFC. CFC recognized a cumulative change in accounting principle gain of $22 million for the six months ended November 30, 2003.

Net loss for the six months ended November 30, 2003 was $137 million, a decrease of $385 million compared to the $248 million net margin for the prior year period. The net loss for the six months ended November 30, 2003 and the significant decrease from the prior year period are primarily due to the changes in the estimated fair value of derivatives and the factors described above impacting operating income.

The following chart details the results for the three months ended November 30, 2003 versus November 30, 2002.

	For the three months ended
(Dollar amounts in millions)	November 30,	November 30,	Increase/
	2003	2002	(Decrease)
Operating income	$257	$272	$(15)
Cost of funds	(235)	(238)	3
Gross margin	22	34	(12)
Operating expenses:
General and administrative	(10)	(10)	-
Provision for loan losses	(2)	(32)	30
Total operating expenses	(12)	(42)	30

Results of operations of foreclosed assets	3	-	3
Impairment loss on foreclosed assets	-	-	-
Subtotal foreclosed assets	3	-	3
Operating margin (loss)	13	(8)	21

Derivative and foreign currency adjustments:
Derivative cash settlements	29	33	(4)
Derivative forward value	175	22	153
Foreign currency adjustments	(133)	(12)	(121)
Total derivative and foreign currency adjustments	71	43	28

Income tax expense	(1)	-	(1)
Minority interest - RTFC and NCSC net margin	(1)	-	(1)
Net margin	$82	$35	$47

TIER	1.35	1.15
Adjusted TIER (1)	1.20	1.13

(1) Adjusted to exclude the derivative forward value and foreign currency adjustments from net margin and include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart is a summary of CFC's operating results expressed as a percentage of average loans outstanding for the three months ended November 30, 2003 and November 30, 2002.

	For the three months ended
	November 30,	November 30,	Increase/
	2003	2002	(Decrease)
Operating income	5.05%	5.46%	(0.41)%
Cost of funds	(4.62)%	(4.78)%	0.16%
Gross margin	0.43%	0.68%	(0.25)%
Operating expenses:
General and administrative expenses	(0.20)%	(0.20)%	-%
Provision for loan losses	(0.04)%	(0.64)%	0.60%
Total operating expenses	(0.24)%	(0.84)%	0.60%

Results of operations of foreclosed assets	0.06%	-%	0.06%
Impairment loss on foreclosed assets	0.00%	-%	0.00%
Subtotal foreclosed assets	0.06%	-%	0.06%
Operating margin (loss)	0.25%	(0.16)%	0.41%

Derivative and foreign currency adjustments:
Derivative cash settlements	0.57%	0.67%	(0.10)%
Derivative forward value	3.44%	0.44%	3.00%
Foreign currency adjustments	(2.61)%	(0.25)%	(2.36)%
Total derivative and foreign currency adjustments	1.40%	0.86%	0.54%

Income tax expense	(0.02)%	-%	(0.02)%
Minority interest - RTFC and NCSC net margin	(0.02)%	-%	(0.02)%
Net margin	1.61%	0.70%	0.91%

Adjusted gross margin (1)	1.00%	1.35%	(0.35)%
Adjusted operating margin (1)	0.83%	0.51%	0.31%

(1) Adjusted to include derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

Interest income for the quarter ended November 30, 2003 decreased by $15 million as compared to the prior year quarter. The decrease to interest income was due to the lower CFC variable interest rates in effect during the quarter, which was partially offset by an increase in average loan volume for the quarter ended November 30, 2003 compared to the prior year. CFC lowered interest rates in the second quarter to reduce the gross spread collected on loans. The average yield on loans outstanding for the quarters ended November 30, 2003 and 2002 was 5.05% and 5.46%, respectively. The average loan volume for the quarter ended November 30, 2003 was $20,403 million, an increase of $415 million or 2% from the prior year quarter.

The cost of funding for the quarter ended November 30, 2003 decreased by $3 million compared to the prior year quarter. The decrease was due to the increased use of lower cost short-term debt to fund new loan volume offset by the increase in loan volume.

Operating expenses were at the same level for the quarters ended November 30, 2003 and 2002.

The loan loss provision for the quarter ended November 30, 2003 was $2 million, a decrease of $30 million from the amount required in the prior year.

During the quarter ended November 30, 2003, CFC recorded a net gain of $71 million related to derivatives and foreign currency transactions. The large loss recorded in the first quarter and the gain recorded in the second quarter represent an example of the volatility related to recording income in the current period based on the expected changes to interest rates in future periods. In the prior year, there was a gain in both the first and second quarter.

Net margin for the quarter ended November 30, 2003 was $82 million, an increase compared to $35 million for the prior year quarter.

Liquidity and Capital Resources
Assets
At November 30, 2003, CFC had $21,833 million in total assets, an increase of $859 million, or 4%, from the balance of $20,974 million at May 31, 2003. Net loans outstanding to members totaled $19,942 million at November 30, 2003, an increase of $1,023 million compared to a total of $18,919 million at May 31, 2003. Net loans represented 91% and 90% of total assets at November 30, 2003 and May 31, 2003, respectively. The remaining assets, $1,891 million and $2,055 million at November 30, 2003 and May 31, 2003, respectively, consisted of other assets to support CFC's operations, primarily cash and cash equivalents, derivative assets and foreclosed assets. Included in assets at November 30, 2003 and May 31, 2003 is $841 million and $1,160 million, respectively, of derivative assets. Derivative assets decreased by $319 million due to a projected increase to future interest rates. Foreclosed assets of $266 million and $336 million at November 30, 2003 and May 31, 2003, respectively, relate to assets received from borrowers as part of bankruptcy and/or loan settlements. Foreclosed assets decreased by $70 million due to the sale of telecommunications assets received as part of CoServ bankruptcy settlement and principal payments on the real estate note portfolio. Unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

Loans to Members
Net loan balances increased by $1,023 million, or 5%, from May 31, 2003 to November 30, 2003. Gross loans increased by $1,001 million, and the allowance for loan losses decreased by $22 million, compared to the prior year end. As a percentage of the portfolio, long-term loans represented 94% of total loans at November 30, 2003 and at May 31, 2003 (including secured long-term loans classified as restructured and nonperforming). The remaining 6% at November 30, 2003 and May 31, 2003 consisted of secured and unsecured intermediate-term and line of credit loans.

Long-term fixed rate loans represented 73% and 68% of total long-term loans at November 30, 2003 and May 31, 2003, respectively. Loans converting from a variable rate to a fixed rate for the six months ended November 30, 2003 totaled $1,077 million, which was offset by $188 million of loans that converted from a fixed rate to a variable rate. For the six months ended November 30, 2002, loans converting from a variable rate to a fixed rate totaled $670 million, which was offset by $23 million of loans that converted from the fixed rate to the variable rate. This resulted in a net conversion of $889 million from a variable rate to a fixed rate for the six months ended November 30, 2003, compared to a net conversion of $647 million for the six months ended November 30, 2002. Approximately 69% of total loans carried a fixed rate of interest at November 30, 2003 compared to 64% at May 31, 2003.

The increase in total gross loans outstanding at November 30, 2003 as compared to May 31, 2003 was due primarily to the $1,032 million increase in long-term loans and the $12 million increase in RUS guaranteed loans offset by decreases of $24 million in intermediate-term loans, $17 million in short-term loans and $3 million in nonperforming and restructured loans. Loans outstanding to electric systems increased by $702 million and CFC added $375 million of other loans related to the consolidation of NCSC, while loans outstanding to telecommunications systems decreased by $77 million. The increase to electric systems was due to increases of $864 million to distribution systems and $104 million to power supply members offset by a decrease of $266 million to associate and service members. The increase to distribution system loans outstanding was due to the refinancing of 5% RUS loans that have a remaining maturity of 10 years or less. The consolidation of NCSC was the reason for the decrease to associate and service loans as the loans from CFC to NCSC are eliminated in consolidation. NCSC had the following loans outstanding at November 30, 2003, $34 million to distribution systems, $143 million to power supply systems and $375 million to consumers and other entities associated with electric cooperatives.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC provides credit products (loans, financial guarantees and letters of credit) to its members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication associations and associated organizations.

The following chart summarizes loans and guarantees outstanding by member class at November 30, 2003 and May 31, 2003.

(Dollar amounts in millions)	November 30, 2003		May 31, 2003
Electric systems:
Distribution	$12,341	57%	$11,488	54%
Power supply	3,992	18%	3,922	18%
Associate & service members	274	1%	1,030	5%
Total electric systems	16,607	76%	16,440	77%
Telecommunication systems	4,875	22%	4,948	23%
Other	405	2%	-	-
Total	$21,887	100%	$21,388	100%

The following table summarizes CFC's telecommunications loan portfolio as of November 30, 2003 and May 31, 2003.

(Dollar amounts in millions)	November 30, 2003		May 31, 2003
Rural local exchange carriers	$3,793	78%	$3,826	77%
Wireless providers	296	6%	335	7%
Long distance carriers	336	7%	324	7%
Fiber optic network providers	181	4%	191	4%
Cable television providers	177	4%	185	4%
Competitive local exchange carriers	66	1%	64	1%
Other	16	-	18	-
Total	$4,865	100%	$4,943	100%

CFC's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa, Guam and the U.S. Virgin Islands.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At November 30, 2003, the total exposure outstanding to any one borrower or controlled group did not exceed 3.0% of total loans and guarantees outstanding compared to 3.4% at May 31, 2003. At November 30, 2003 and May 31, 2003, CFC had $4,579 million and $4,768 million, respectively, in loans, and $186 million and $610 million, respectively, in guarantees, outstanding to its ten largest borrowers. The amounts outstanding to the ten largest borrowers at November 30, 2003 and May 31, 2003 represented 22% and 24% of total loans outstanding, respectively, and 13% and 32% of total guarantees outstanding, respectively. Total credit exposure to the ten largest borrowers at November 30, 2003 and May 31, 2003 was $4,765 million and $5,378 million and represented 22% and 25%, respectively, of total loans and guarantees outstanding. At November 30, 2003, the ten largest borrowers included two distribution systems, three power supply systems and five telecommunications systems. At May 31, 2003, the ten largest borrowers included two distribution systems, two power supply systems, one service organization and five telecommunications systems.

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

For the six months ended November 30, 2003, CFC, RTFC and NCSC approved new loan and guarantee facilities totaling approximately $476 million to 11 borrowers that had a total or unsecured exposure in excess of the limits set forth in the credit limitation policy. CFC approved loan and guarantee facilities totaling $471 million to 10 borrowers and RTFC approved a loan facility totaling $5 million to one borrower in excess of its established credit limits. There were no additional credit facilities approved to NCSC borrowers in excess of their established credit limits during the six months ended November 30, 2003.

Of the $476 million in loans approved during the six months ended November 30, 2003, $118 million were refinancings or renewals of existing loans and $107 million were bridge loans that must be paid off once the borrower obtains long-term financing from RUS.

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

Security Provisions

Except when providing lines of credit and intermediate-term loans, CFC typically lends to its members on a senior secured basis. At November 30, 2003, a total of $1,607 million of loans were unsecured representing 8% of total loans. At May 31, 2003, a total of $1,696 million of loans were unsecured representing 9% of total loans. CFC's long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. At November 30, 2003 and May 31, 2003, a total of $99 million and $94 million of guarantee reimbursement obligations were unsecured, respectively, representing 7% and 5% of total guarantees, respectively. Guarantee reimbursement obligations are typically secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At November 30, 2003 and May 31, 2003, CFC had a total of $1,706 million and $1,790 million, respectively, of unsecured loans and guarantees representing 8% of total loans and guarantees.

Nonperforming Loans
CFC classifies a borrower as nonperforming when any one of the following criteria are met:
*	principal or interest payments on any loan to the borrower are past due 90 days or more,
*	as a result of court proceedings, repayment on the original terms is not anticipated, or
*	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as nonperforming, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At November 30, 2003, CFC had nonperforming loans in the amount of $2 million outstanding. At May 31, 2003, CFC had no outstanding loans classified as nonperforming.

Restructured Loans

Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cash flows. CFC will make a determination on each restructured loan with regard to the accrual of interest income on the loan. The initial decision is based on the terms of the restructure agreement and the anticipated performance of the borrower over the term of the agreement. CFC will periodically review the decision to accrue or not to accrue interest income on restructured loans based on the borrower's past performance and current financial condition. At November 30, 2003 and May 31, 2003, restructured loans totaled $624 million and $629 million, respectively.

At November 30, 2003 and May 31, 2003, CFC had a total of $624 million and $628 million in loans outstanding to CoServ, respectively. At May 31, 2003, all loans to CoServ were classified as restructured and CFC will maintain the restructured CoServ loan on non-accrual status in the near term. Total loans to CoServ at November 30, 2003 and May 31, 2003 represented 2.9% of CFC's total loans and guarantees outstanding.

To date, CoServ has made all required payments under the restructured loan. Under the agreement, CoServ will be required to make quarterly payments to CFC through 2037. Under the agreement, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure over the next 10 years. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC. As of November 30, 2003, no amounts have been advanced to CoServ under this loan facility.

Loan Impairment

On a quarterly basis, CFC reviews all nonperforming and restructured borrowers, as well as some additional borrowers, to determine if the loans to the borrower are impaired and/or to update the impairment calculation. CFC calculates an impairment for a borrower based on the expected future cash flow or the fair value of any collateral held by CFC as security for loans to the borrower. In some cases, to estimate future cash flow, CFC is required to make certain assumptions regarding, but not limited to, the following:

*	interest rates,
*	court rulings,
*	changes in collateral values,
*	changes in economic conditions in the area in which the cooperative operates, and
*	changes to the industry in which the cooperative operates.

As events related to the cooperative take place and economic conditions and CFC's assumptions change, the impairment calculations will change. CFC adjusts the amount of its loan loss allowance specifically reserved to cover the calculated impairments on a quarterly basis based on the most current information available. At November 30, 2003 and May 31, 2003, CFC had specifically reserved a total of $117 million and $164 million, respectively, to cover impaired loans.

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

Since inception in 1969, CFC has recorded charge-offs totaling $145 million and recoveries totaling $31 million for a net loan loss amount of $114 million. In the past five fiscal years and the first six months of fiscal year 2004, CFC has recorded charge-offs totaling $111 million and recoveries totaling $27 million for a net loan loss of $84 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses. The following chart presents a summary of the allowance for loan losses.

	For the six months ended		For the year
	November 30,		ended
(Dollar amounts in millions)	2003	2002	May 31, 2003
Beginning balance	$565	$507	$507
Provision for loan losses	4	68	68
Change in allowance due to consolidation (1)	(28)	-	-
Net recoveries (charge-offs)	2	(1)	(10)
Ending balance	$543	$574	$565

As a percentage of total loans outstanding	2.65%	2.95%	2.90%
As a percentage of total loans and guarantees outstanding	2.48%	2.68%	2.64%
As a percentage of total nonperforming loans outstanding	25,385.69%	87.92%	N/A
As a percentage of total restructured loans outstanding	87.05%	106.05%	89.78%

(1) Represents the impact of consolidating NCSC including the reduction to CFC's loan loss allowance recorded as a cumulative effect of change in accounting principle, net of the beginning balance of NCSC's loan loss allowance.

Liabilities, Minority Interest and Equity
Liabilities, minority interest and equity totaled $21,833 million at November 30, 2003, an increase of $859 million or 4% from the balance of $20,974 million at May 31, 2003.

Liabilities

Total liabilities at November 30, 2003, were $21,075 million, an increase of $1,032 million from $20,043 million at May 31, 2003. The increase to liabilities was due to increases in notes payable due in one year of $2,310 million, accrued interest payable of $12 million and other liabilities of $32 million offset by decreases in long-term debt of $946 million, derivative liabilities of $149 million, subordinated deferrable debt of $200 million and subordinated certificates of $27 million. The notes payable increased due to an increase of $1,260 million in commercial paper and daily liquidity fund balances, an increase of $11 million to long-term debt due within one year, an increase of $11 million to the foreign currency valuation account and a reduction of $1,028 million to the amount of notes payable supported by revolving credit agreement reclassified to long-term debt. Approximately $255 million of the increase to commercial paper outstanding was due to the consolidation of NCSC. Long-term debt decreased due to a decrease of $1,028 million of short-term debt reclassified to long-term and the reclassification of $1,100 million of collateral trust bonds due in July 2004 and October 2004 as notes payable due in one year, offset by the issuance of $700 million of collateral trust bonds in September 2003, the addition of $119 million of NCSC long-term notes payable in consolidation and the net increase of $366 million to the balance of medium-term notes outstanding.

Notes Payable and Long-Term Debt
The following chart provides a breakout of debt outstanding.

(Dollar amounts in millions)	November 30, 2003	May 31, 2003	Increase/(Decrease)
Notes payable:
Commercial paper (1)	$3,146	$1,886	$1,260
Bank bid notes	100	100	-
Long-term debt with remaining maturities less than one year	2,922	2,911	11
Foreign currency valuation account	161	150	11
Notes payable reclassified as long-term	(2,923)	(3,951)	1,028
Total notes payable	3,406	1,096	2,310
Long-term debt:
Collateral trust bonds	5,590	5,993	(403)
Long-term notes payable	119	-	119
Medium-term notes	6,203	5,882	321
Foreign currency valuation account	221	176	45
Notes payable reclassified as long-term	2,923	3,951	(1,028)
Long-term debt valuation allowance	(1)	(1)	-
Total long-term debt	15,055	16,001	(946)
Subordinated deferrable debt (2)	450	650	(200)
Members' subordinated certificates (2)	1,681	1,708	(27)
Total debt outstanding	$20,592	$19,455	$1,137

Percentage of fixed rate debt (3)	67%	64%
Percentage of variable rate debt (4)	33%	36%
Percentage of long-term debt	83%	94%
Percentage of short-term debt	17%	6%

(1) Includes $146 million and $111 million related to the daily liquidity fund at November 30, 2003 and May 31, 2003, respectively.

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

Members' Subordinated Certificates
The following chart provides a breakout of members' subordinated certificates outstanding.

(Dollar amounts in millions)	November 30, 2003	May 31, 2003	Increase/(Decrease)
Members' subordinated certificates:
Membership certificates	$649	$644	$5
Loan certificates	884	881	3
Guarantee certificates	148	183	(35)
Total members' subordinated certificates	$1,681	$1,708	$(27)

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

The decrease to members' subordinated certificates of $27 million for the six months ended November 30, 2003 is primarily due to a reduction of $46 million of certificates held by NCSC and eliminated in consolidation offset by $19 million of new certificates purchased by members as a condition to new loan advances. At November 30, 2003, NCSC had an investment of $46 million in CFC subordinated certificates. The NCSC investment in CFC subordinated certificates gets eliminated as an intercompany transaction in consolidation at November 30, 2003.

Minority Interest
Minority interest at November 30, 2003 was $90 million on the consolidated balance sheet. There was no minority interest reported at May 31, 2003. The minority interest reported at November 30, 2003 represents the RTFC and NCSC members' equity. In consolidation, the amount of the subsidiary equity that is owned or due to investors other than the parent company is shown as minority interest. CFC does not own any interest in RTFC and NCSC, but is required to consolidate under FIN 46 as it is the primary beneficiary of a variable interest in RTFC and NCSC. RTFC and NCSC are determined to be variable interest entities because they are very thinly capitalized, dependent on CFC for all funding and operated by CFC under a management agreement. CFC is the primary beneficiary due to a guarantee agreement, under which it is responsible for absorbing the majority of expected losses. At May 31, 2003, CFC and RTFC were combined, which results in the addition of the equity of both companies after the elimination of inter-company transactions. On June 1, 2003, a total $89 million of RTFC equity was reclassified from the combined equity at May 31, 2003 to minority interest. Minority interest was impacted during the six months ended November 30, 2003 by the minority interest - RTFC and NCSC net margin of $1 million as reported in the consolidated statement of operations.

Equity
The following chart provides a breakout of the equity balances.

(Dollar amounts in millions)	November 30, 2003	May 31, 2003	Increase/(Decrease)
Membership fees	$1	$1	$-
Education fund	1	2	(1)
Members' capital reserve	90	90	-
Allocated net margin	221	361	(140)
Unallocated margin	97	-	97
Total members' equity	410	454	(44)
Prior year cumulative derivative forward
value and foreign currency adjustments (1)	523	10	513
Current period derivative forward value (1)	(186)	757	(943)
Current period derivative foreign currency adjustments (1)	(48)	(243)	195
Total retained equity	699	978	(279)
Accumulated other comprehensive loss (1)	(32)	(47)	15
Total equity	$667	$931	$(264)

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

At November 30, 2003, equity totaled $667 million, a reduction of $264 million from May 31, 2003. During the six months ended November 30, 2003, a total of $89 million of RTFC equity was reclassified as minority interest, CFC retired a total of $52 million of patronage capital to its members (other than RTFC and NCSC), NCSC patronage capital of $1 million was eliminated in consolidation, and net loss for the six months ended November 30, 2003 of $137 million was offset by a reduction to the other comprehensive loss related to derivatives of $15 million.

Contractual Obligations
The following table summarizes CFC's contractual obligations at November 30, 2003 and the related principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding						Remaining
Instrument	Balance	2004	2005	2006	2007	2008	Years
Notes payable (1)	$6,168	$4,975	$1,193	$-	$-	$-	$-
Long-term debt (2)	11,912	-	1,166	2,945	1,376	1,063	5,362
Subordinated deferrable debt	450	-	-	-	-	-	450
Members' subordinated certificates (3)	1,051	13	10	32	17	5	974
Total contractual obligations	$19,581	$4,988	$2,369	$2,977	$1,393	$1,068	$6,786

(1) Includes commercial paper, bank bid notes and long-term debt due in less than one year prior to reclassification of $2,923 million to long-term debt and excludes $161 million for the foreign currency valuation account.

(2) Excludes $2,923 million reclassification from notes payable, $221 million for the foreign currency valuation account and $(1) million for the long-term debt valuation allowance.

(3) Excludes loan subordinated certificates totaling $630 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus CFC is unable to maintain an amortization schedule for these certificates. Over the past three years, annual amortization on these certificates has averaged $27 million. In fiscal year 2003, amortization represented 5% of amortizing loan subordinated certificates outstanding.

Off-Balance Sheet Obligations

Guarantees
The following chart provides a breakout of guarantees outstanding by type.

			Increase/
(Dollar amounts in millions)	November 30, 2003	May 31, 2003	(Decrease)
Long-term tax-exempt bonds	$812	$900	$(88)
Debt portions of leveraged lease transactions	28	34	(6)
Indemnifications of tax benefit transfers	171	185	(14)
Letters of credit	319	314	5
Other guarantees	72	471	(399)
Total	$1,402	$1,904	$(502)

The decrease in total guarantees outstanding at November 30, 2003 compared to May 31, 2003 was due primarily to the consolidation of NCSC and to normal amortization on tax-exempt bonds and tax benefit transfers. At May 31, 2003, CFC had guaranteed $476 million of NCSC debt obligations. In consolidation the NCSC debt is brought onto the balance sheet which eliminates the guarantee, as the consolidated company cannot guarantee its own debt obligations. Thus the $476 million of guarantees of NCSC debt obligations were eliminated and $29 million of NCSC guarantees of its members' obligations were added to the total consolidated guarantees.

The following table summarizes CFC's off-balance sheet obligations at November 30, 2003 and the related principal amortization and maturities by fiscal year.

(Dollar amounts in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2004	2005	2006	2007	2008	Years
Guarantees (1)	$1,402	$216	$92	$125	$114	$82	$773

(1) On a total of $745 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Commitments

At November 30, 2003, CFC had unadvanced commitments totaling $11,739 million, an increase of $50 million compared to the balance of $11,689 million at May 31, 2003. Unadvanced commitments include loans approved by CFC for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most of these commitments. Approximately 48% of the outstanding commitments at November 30, 2003 and May 31, 2003 were for short-term or line of credit loans. In addition, at November 30, 2003 and May 31, 2003, 34% and 33%, respectively, of outstanding commitments had been established under the Power Vision Program. Under this program, CFC performed a review of the majority of its distribution borrowers and pre-approved them for a certain amount of loans. Amounts approved but not advanced are available for a period of five years. All above mentioned credit commitments contain material adverse change clauses, thus to qualify for the advance of funds under all commitments, CFC must be satisfied that there has been no material change since the loan was approved.

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

Ratio Analysis

Leverage Ratio

The leverage ratio is calculated by dividing total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at November 30, 2003 was 33.70, an increase from 23.58 at May 31, 2003. The increase in the leverage ratio is due to an increase of $1,032 million to total liabilities and a decrease of $264 million in equity offset by a decrease of $502 million in guarantees, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital Resources". For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, CFC adjusts the leverage ratio calculation to exclude derivative liabilities, foreign currency valuation account, to use members' equity rather than total equity and to include subordinated debt and subordinated certificates as equity. For internal management purposes, CFC adjusts the leverage ratio calculation to include minority interest as equity, however, for the covenant calculations, minority interest is classified as a liability. At November 30, 2003 and May 31, 2003, the leverage ratio reflecting these adjustments was 7.40 and 6.63, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its leverage ratio calculation. The increase in the adjusted leverage ratio is due to an increase in adjusted liabilities of $1,340 million and a decrease in adjusted equity of $182 million offset by a decrease of $502 million in guarantees. The decrease to adjusted equity is due to the early redemption of $200 million of subordinated deferrable debt and the retirement of allocated margins offset by the year to date adjusted net margin. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with contractual obligations and maintaining acceptable financial ratios.

Debt to Equity Ratio

The debt to equity ratio is calculated by dividing total liabilities outstanding by total equity. The debt to equity ratio, based on this formula, at November 30, 2003 was 31.60, an increase from 21.53 at May 31, 2003. The increase in the debt to equity ratio was due to decreases of $264 million in equity and an increase of $1,032 million to total liabilities, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital Resources". Consistent with the covenant requirements on its revolving credit agreements and for internal management purposes, CFC adjusts the debt to equity ratio calculation to exclude the derivative liabilities, foreign currency valuation account, to use members' equity rather than total equity and to include subordinated debt, subordinated certificates and the loan loss allowance as equity. For internal management purposes, CFC adjusts the debt to equity ratio to include minority interest as equity, however, for the covenant calculations, minority interest is classified as a liability. At November 30, 2003 and May 31, 2003, the debt to equity ratio reflecting these adjustments was 5.70 and 4.96, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its debt to equity ratio calculation. The increase in the adjusted debt to equity ratio is due to an increase in adjusted liabilities of $1,340 million and a decrease in adjusted equity including loan loss allowance of $204 million. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with contractual obligations and maintaining acceptable financial ratios.

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

Revolving Credit Agreements

At November 30, 2003 and May 31, 2003, CFC had three revolving credit agreements totaling $3,951 million and $3,806 million, respectively, which were used principally to provide liquidity support for CFC's outstanding commercial paper, commercial paper issued by NCSC and guaranteed by CFC and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser. Under a three-year agreement in effect at November 30, 2003 and May 31, 2003, CFC may borrow $1,028 million. This agreement terminates on August 8, 2004. At November 30, 2003 and May 31, 2003 there were two 364-day agreements totaling $2,923 million and $2,778 million, respectively. The two 364-day agreements in place at May 31, 2003 were replaced on June 30, 2003. Under one 364-day agreement, the amount that CFC could borrow increased from $2,378 million at May 31, 2003 to $2,523 million at November 30, 2003. There was no change to the amount of the second 364-day agreement for $400 million. Both 364-day agreements have a revolving credit period that terminates on June 28, 2004 during which CFC can borrow, and such borrowings may be converted to a one-year term loan at the end of the revolving credit period.

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

Based on the ability to borrow under the bank line facilities, CFC classified $2,923 million and $3,951 million, respectively, of its notes payable outstanding as long-term debt at November 30, 2003 and May 31, 2003.

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

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is CFC's policy to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At November 30, 2003, CFC had $14,162 million of fixed rate assets amortizing or repricing, funded by $11,547 million of fixed rate liabilities maturing during the next 30 years and $2,098 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $517 million or 2% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, and commercial paper, CFC's liabilities have average maturities that closely match the repricing terms (but not the maturities) of CFC's fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at November 30, 2003.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of November 30, 2003

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$1,743	$4,017	$2,493	$3,114	$2,275	$520	$14,162
Total assets	$1,743	$4,017	$2,493	$3,114	$2,275	$520	$14,162

Liabilities and members' equity:
Long-term debt	$1,173	$3,852	$2,347	$3,145	$517	$513	$11,547
Subordinated certificates	35	112	107	171	960	130	1,515
Members' equity (1)	-	-	-	-	583	-	583
Total liabilities and members' equity	$1,208	$3,964	$2,454	$3,316	$2,060	$643	$13,645

Gap (2)	$(535)	$(53)	$(39)	$202	$(215)	$123	$(517)
Cumulative gap	$(535)	$(588)	$(627)	$(425)	$(640)	$(517)
Cumulative gap as a % of total assets (3)	(2.55)%	(2.80)%	(2.99)%	(2.02)%	(3.05)%	(2.46)%

(1)	See "Non-GAAP Financial Measures" for further explanation of why CFC uses members' equity in its analysis of the funding of its loan portfolio.
(2)	Liabilities and members' equity less assets.
(3)	Total assets represents total assets in the consolidated balance sheet less derivative assets.

Derivative and Financial Instruments

At November 30, 2003 and May 31, 2003, CFC was a party to interest rate exchange agreements with a total notional amount of $15,630 million and $15,345 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically change the interest rate on $7,580 million as of November 30, 2003 and $6,595 million as of May 31, 2003 of debt used to fund long-term fixed rate loans from a variable rate to a fixed rate. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $8,050 million of collateral trust bonds and medium-term notes as of November 30, 2003 and May 31, 2003. CFC was also using interest rate exchange agreements to minimize the variance between the three-month LIBOR rate and CFC's variable commercial paper rate totaling $700 million at May 31, 2003. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of November 30, 2003 and May 31, 2003, CFC was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,544 million and $1,262 million, respectively, related to medium-term notes denominated in foreign currencies. Cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,262 million at November 30, 2003 and May 31, 2003, in which CFC receives Euros and pays U.S. dollars, and $282 million at November 30, 2003, in which CFC receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the cross currency interest rate exchange agreements, $1,154 million at November 30, 2003 and $872 million at May 31, 2003, synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 45). The analysis indicates the total amount of fixed rate loans maturing or repricing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets, excluding derivative assets. At November 30, 2003 and May 31, 2003, fixed rate loans funded by variable rate debt represented 2% and 1% of total assets, excluding derivative assets, respectively. At November 30, 2003, CFC had $517 million of excess fixed rate assets compared to fixed rate liabilities and members' equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, members' subordinated certificates and members' equity to fund variable rate loans. At November 30, 2003 and May 31, 2003, 31% and 36%, respectively, of loans carried variable interest rates.

CFC faces liquidity risk in the funding of its loan portfolio. CFC offers long-term loans with maturities of up to 35 years and line of credit loans that are required to be paid down annually. On long-term loans CFC offers a variety of interest rate options, including the ability to fix the interest rate for terms of up to 1 year through maturity. At November 30, 2003, CFC had a total of $2,922 million of long-term debt maturing during the next twelve months, excluding $161 million of foreign currency valuation related to medium-term notes. CFC funds the loan portfolio with a variety of debt instruments and its members' equity. CFC typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. CFC may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, CFC is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include CFC maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At November 30, 2003 and May 31, 2003, CFC had a total of $3,951 million and $3,806 million in revolving credit agreements and bank lines of credit. In addition, CFC limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. CFC's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At November 30, 2003, there was a total of $1,872 million of dealer commercial paper and bank bid notes outstanding, representing 9% of CFC's total debt outstanding.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 48). CFC also maintains shelf registrations with the Securities and Exchange Commission for its collateral trust bonds, medium-term notes and subordinated deferrable debt. At November 30, 2003 and May 31, 2003, CFC had effective shelf registrations totaling $2,675 million and $1,375 million, respectively, related to collateral trust bonds, $5,009 million and $3,143 million, respectively, related to medium-term notes, and $150 million related to subordinated deferrable debt. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe. At November 30, 2003 and May 31, 2003, CFC had $248 million and zero, respectively, of commercial paper, $1,619 million and $1,637 million, respectively, of medium-term notes to European and Asia Pacific investors and $307 million and zero, respectively, of medium-term notes outstanding to Australian investors. As of November 30, 2003, CFC had total internal issuance authority of $1,000 million related to commercial paper, $4,000 million related to medium-term notes in the European market and 2,000 million related to medium-term notes in the Australian market.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, CFC only enters into these agreements with financial institutions with investment grade ratings. At November 30, 2003 and May 31, 2003, CFC was a party to interest rate exchange agreements with notional amounts totaling $15,630 million and $15,345 million, respectively, and cross currency and cross currency interest rate exchange agreements with notional amounts totaling $1,544 million and $1,262 million, respectively. To date, CFC has not experienced a failure of a counterparty to perform as required under any of these agreements. At November 30, 2003, CFC's interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from BBB to AAA as assigned by Standard & Poor's Corporation.

Rating Triggers

There are rating triggers associated with $12,343 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. The rating triggers are based on CFC's senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (medium-term note ratings from chart on page 48). If the rating for either counterparty falls below the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,978 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $10,365 million.

At November 30, 2003, CFC had a derivative fair value of $99 million, comprised of $148 million that would be due to CFC and $49 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated and a derivative fair value of $290 million, comprised of $398 million that would be due to CFC and $108 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings. The following table presents CFC's credit ratings at November 30, 2003 and May 31, 2003.

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

Moody's Investors Service revised CFC's ratings outlook from negative to stable on November 12, 2003. Fitch Ratings and Standard & Poor's Corporation have CFC's ratings on stable outlook.

Member Investments
At November 30, 2003 and May 31, 2003, CFC's members provided 18.1% and 17.9%, respectively, of adjusted total capitalization as follows:

MEMBERSHIP CONTRIBUTIONS TO TOTAL CAPITALIZATION

	November 30,	% of	May 31,	% of
(Dollar amounts in millions)	2003	Total (1)	2003	Total (1)
Commercial paper (2)	$1,342	43%	$1,041	55%
Medium-term notes	326	4%	297	3%
Members' subordinated certificates	1,681	100%	1,708	100%
Members' equity (3)	410	100%	454	100%
Total	$3,759		$3,500
Percentage of total capitalization	17.6%		17.2%
Percentage of adjusted total capitalization (3)	18.1%		17.9%

_____________________________________

(1)	Represents the percentage of each line item outstanding to CFC members.
(2)	Includes $146 million and $111 million related to the daily liquidity fund at November 30, 2003 and May 31, 2003, respectively.
(3)	See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

The total amount of member investments increased $259 million at November 30, 2003 compared to May 31, 2003 due to the $301 million increase in member commercial paper and the increase of $29 million in member medium-term notes offset by decreases of $27 million in members' subordinated certificates and $44 million in members' equity. Total capitalization includes notes payable, long-term debt, subordinated deferrable debt, members' subordinated certificates, minority interest - RTFC and NCSC members' equity and total equity. Total capitalization at November 30, 2003 was $21,350 million compared to $20,386 million at May 31, 2003. Adjusted total capitalization excludes the derivative long-term debt valuation allowance and the foreign currency valuation account from total liabilities and excludes the impact of SFAS 133 and foreign currency adjustments from minority interest and total equity. Adjusted total capitalization at November 30, 2003 was $20,711 million, an increase of $1,126 million over the adjusted total capitalization of $19,585 million at May 31, 2003. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjustments made to total capitalization. When the loan loss allowance is added to both membership contributions and adjusted total capitalization, the percentages of membership investments to adjusted total capitalization was 20.2% at both November 30, 2003 and May 31, 2003.

Financial and Industry Outlook

Loan Growth

During the six months ended November 30, 2003, gross loans outstanding increased by $1 billion or 5%. Approximately $317 million of this increase is a result of the consolidation with NCSC. The remaining increase is primarily due to the refinancing of 5% RUS loans with maturities of about 10 years or less. Due to low fixed interest rates, CFC had an opportunity to reduce its members interest expense by refinancing the 5% loans. There may be more refinancing of RUS 5% loans if fixed interest rates decrease later in the year. Otherwise, it is anticipated that the balance of the loan portfolio will remain stable during the remainder of fiscal year 2004. For its fiscal year ending September 30, 2004, RUS has proposed authority for direct lending of $2.0 billion and $2.1 billion of authority for loan guarantees (budget not yet approved). Loans from the FFB with an RUS guarantee represent a lower cost option for rural electric utilities compared to CFC. CFC anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and cannot borrow under the insured loan program from RUS for ten years after the prepayment, from distribution system borrowers that cannot wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems. CFC anticipates that the telecommunications loan balance will decline slightly due to the slower pace of both infrastructure capital requirements and asset acquisitions.

Liquidity

At November 30, 2003, CFC had $3,246 million of commercial paper, daily liquidity fund and bank bid notes and $2,922 million of medium-term notes and collateral trust bonds scheduled to mature during the next twelve months, excluding $161 million of foreign currency valuation. CFC's members held commercial paper (including the daily liquidity fund) totaling $1,342 million or approximately 43% of the total commercial paper outstanding at November 30, 2003. Commercial paper issued through dealers and bank bid notes represented 9% of CFC's total debt outstanding at November 30, 2003. CFC intends to maintain the balance of dealer commercial paper at 15% or less of total debt outstanding during fiscal year 2004. During the next twelve months, CFC plans to refinance the $2,922 million of medium-term notes and collateral trust bonds and fund new loan growth with loan repayments from borrowers and by issuing a combination of commercial paper, medium-term notes and collateral trust bonds. At November 30, 2003, CFC had effective registration statements covering $2,675 million of collateral trust bonds, $5,009 million of medium-term notes and $150 million of subordinated deferrable debt. CFC may increase the use of commercial paper in the funding of loans in fiscal year 2004, although it will plan to maintain the balance within the limit described above. In addition, CFC limits the amount of commercial paper issued to the amount of back-up liquidity provided by its revolving credit agreements so that there is 100% coverage of outstanding commercial paper. CFC has Board authorization to issue up to $1,000 million of commercial paper and $4,000 million of medium-term notes in the European market and 2,000 million of medium-term notes in the Australian market. In July 2003, CFC's Board gave staff the authority to increase the effective shelf registrations for medium-term notes, collateral trust bonds and subordinated deferrable debt by $2,000 million, $2,000 million and $500 million, respectively. CFC increased its medium-term notes and collateral trust bond shelf registrations by $2,000 million in October 2003.

Equity Retention

At November 30, 2003, CFC reported total equity of $667 million, a decrease of $264 million from $931 million reported at May 31, 2003. Under GAAP, CFC's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate and currency exchange agreements. It is difficult to predict the future changes in CFC's reported GAAP equity, due to the uncertainty of the movement in future interest rates. In CFC's internal analysis and in the Non-GAAP financial measures section of this report, CFC does not include the impact of SFAS 133 and 52 as part of equity and CFC includes the subordinated certificates purchased by its members as equity, while accounting for the subordinated certificates as debt per GAAP requirements. CFC believes the equity balance as reported in the Non-GAAP financial measure section of this report will continue to increase. CFC has established a members' capital reserve to which a portion of net margin is allocated each year. The balance of the members' capital reserve was $90 million at May 31, 2003. CFC expects to continue to allocate a portion of its net margin to this reserve on an annual basis. CFC also expects the level of subordinated certificates outstanding to correspond to the amount of loans outstanding. CFC's Non-GAAP equity total typically declines slightly in the first quarter as a result of the retirement of patronage capital to its members. Then over the remaining three quarters of the year the accumulated net margin, excluding the non-cash impacts of SFAS 133 and 52, for the period is typically sufficient to increase the Non-GAAP equity level to a level greater than prior to the retirement of patronage capital. The same condition may or may not be true for the GAAP reported equity, which will depend on the impact of future expected changes to interest rates on the fair value of CFC's interest rate and currency exchange agreements. See "Non-GAAP Financial Measures" for further explanation of the changes that CFC makes to exclude the impacts of SFAS 133 and 52 and for a reconciliation of the Non-GAAP measures to the applicable GAAP measures.

Adjusted Gross Margin

It is anticipated that the adjusted gross margin spread for fiscal year 2004 will be lower than the 1.33% for the year ended May 31, 2003. CFC's goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. Thus, CFC does not try to maximize the adjusted gross margin it earns on its loans to members. CFC may decide not to pass an increase in its cost of funding on to its borrowers as long as it is meeting the operating goal of a 1.12 adjusted TIER. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to gross margin and TIER.

Adjusted Leverage and Adjusted Debt to Equity Ratios

CFC expects the ratios at May 31, 2004 to be at approximately the same level as they were at May 31, 2003. CFC expects that adjusted net margins earned during fiscal year 2004 will offset the reduction to members' equity in the first quarter due to the retirement of allocated adjusted net margins.

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

CoServ

CFC will maintain the CoServ loan on non-accrual status in the near future. CFC may also be required to provide up to $200 million of additional senior secured capital expenditure loans to CoServ through December 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC.

Credit Concentration
CFC plans to strictly monitor the amount of loans extended to its largest borrowers to manage its credit concentration downward.

Loan Loss Allowance

At this time it is difficult to estimate the total amount of loans that will be written off during fiscal year 2004. Due to the consolidation with NCSC, there will be write-offs and recoveries reported every quarter. There are write-offs and recoveries taken by NCSC each quarter in the consumer loan program. These amounts are relatively minor and should be less than $1 million per quarter. CFC does not anticipate any write-offs related to its ten largest borrowers during fiscal year 2004. CFC believes that the current loan loss allowance of $543 million, which includes specific reserves of $117 million for impaired borrowers, and the loan loss provision, if any, during the remaining two quarters of fiscal year 2004 will be sufficient to allow the loan loss allowance to be adequate at May 31, 2004.

Accounting for Derivatives and Foreign Denominated Debt

SFAS 133 and SFAS 52 have resulted in and are expected to continue to result in a significant amount of volatility in CFC's GAAP financial results. CFC does not anticipate such volatility in its own financial analysis that is adjusted to exclude SFAS 133 and SFAS 52. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

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
31.1 Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K.

Item 7 on November 5, 2003 - Filing of Calculation Agent Agreement between CFC and U.S. Bank Trust National Association, as Calculation Agent.

Item 7 on October 23, 2003 - Filing of Agency Agreement relating to the distribution of CFC's Medium-Term Notes, Series C, within the United States.

Item 7 on September 30, 2003 - Filing of Underwriting Agreement and Global Certificates for the 3.25% Collateral Trust Bonds due 2007 and the 4.375% Collateral Trust Bonds due 2010.

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

January 12, 2004

