Form 10-Q
period 2004-02-29
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2004-04-14
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 29, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X          NO _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES _ NO X

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar Amounts in Thousands)

A S S E T S

	February 29, 2004	May 31, 2003

Cash and cash equivalents	$293,035	$138,872

Loans to members	20,614,035	19,484,341
Less: Allowance for loan losses	(523,463)	(511,463)
Loans to members, net	20,090,572	18,972,878

Receivables	287,502	213,419

Fixed assets, net	43,264	44,754

Debt service reserve funds	84,236	85,793

Foreclosed assets	260,585	335,576

Derivative assets	842,793	1,160,244

Other assets	83,938	76,347

	$21,985,925	$21,027,883

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar Amounts in Thousands)

L I A B I L I T I E S A N D E Q U I T Y

	February 29, 2004	May 31, 2003

Notes payable, due within one year	$1,401,960	$1,096,353

Accrued interest payable	266,421	184,204

Long-term debt	16,896,665	16,000,744

Guarantee liability	19,743	53,998

Other liabilities	84,185	48,670

Derivative liabilities	241,684	354,781

Subordinated deferrable debt	550,000	650,000

Members' subordinated certificates:
Membership subordinated certificates	649,294	643,772
Loan and guarantee subordinated certificates	1,036,763	1,064,525
Total members' subordinated certificates	1,686,057	1,708,297

Minority interest - RTFC and NCSC members' equity	71,123	-

Equity:
Retained equity	793,738	977,599
Accumulated other comprehensive loss	(25,651)	(46,763)
Total equity	768,087	930,836

	$21,985,925	$21,027,883

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three and Nine Months Ended February 29, 2004 and February 28, 2003

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Operating income	$246,874	$260,376	$758,686	$811,536
Cost of funds	(225,475)	(229,876)	(685,105)	(702,461)

Gross margin	21,399	30,500	73,581	109,075

Operating expenses:
General and administrative	(10,160)	(9,570)	(29,892)	(28,676)
(Provision) recovery for loan losses	(943)	23,997	(4,238)	(43,369)
Recovery (provision) for guarantee losses	943	(23,997)	107	(24,897)

Total operating expenses	(10,160)	(9,570)	(34,023)	(96,942)

Results of operations of foreclosed assets	1,048	(391)	2,948	(265)
Impairment loss on foreclosed assets	-	-	(9,077)	-

Total foreclosed assets	1,048	(391)	(6,129)	(265)

Derivative and foreign currency adjustments:
Derivative cash settlements	27,160	35,299	83,728	93,807
Derivative forward value	(58,271)	275,322	(243,854)	533,758
Foreign currency adjustments	115,012	(84,703)	66,435	(144,520)

Total derivative and foreign currency adjustments	83,901	225,918	(93,691)	483,045

Operating margin (loss)	96,188	246,457	(60,262)	494,913

Income tax expense	(610)	-	(2,632)	-

Net margin (loss) before minority interest and
cumulative effect of change in accounting principle	95,578	246,457	(62,894)	494,913

Minority interest - RTFC and NCSC net margin	(432)	-	(1,651)	-

Net margin (loss) before cumulative effect
of change in accounting principle	95,146	246,457	(64,545)	494,913

Cumulative effect of change in accounting principle	-	-	22,369	-

Net margin (loss)	$95,146	$246,457	$(42,176)	$494,913

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three Months Ended February 29, 2004 and February 28, 2003

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Margin	Fund	Reserve	Fund	Other
Quarter ended February 29, 2004:
Balance as of November 30, 2003	$666,926	$(31,803)	$698,729	$997	$385,901	$836	$89,771	$498	$220,726
Operating margin	96,188	-	96,188	-	96,188	-	-	-	-
Accumulated other
comprehensive income	6,152	6,152	-	-	-	-	-	-	-
Income tax expense	(610)	-	(610)	-	(610)	-	-	-	-
Minority interest - RTFC and
NCSC net margin	(432)	-	(432)	-	(432)	-	-	-	-
Other	(137)	-	(137)	(3)	-	(134)	-	-	-
Balance as of February 29, 2004	$768,087	$(25,651)	$793,738	$994	$481,047	$702	$89,771	$498	$220,726

Quarter ended February 28, 2003:
Balance as of November 30, 2002	$530,227	$(62,798)	$593,025	$1,510	$257,687	$984	$37,454	$498	$294,892
Patronage capital	(18,524)	-	(18,524)	-	-	-	-	-	(18,524)
Operating margin	246,457	-	246,457	-	246,457	-	-	-	-
Accumulated other
comprehensive income	10,924	10,924	-	-	-	-	-	-	-
Other	(38)	-	(38)	(4)	-	(35)	-	-	1
Balance as of February 28, 2003	$769,046	$(51,874)	$820,920	$1,506	$504,144	$949	$37,454	$498	$276,369

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Nine Months Ended February 29, 2004 and February 28, 2003

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Margin	Fund	Reserve	Fund	Other
Nine months ended February 29, 2004:
Balance as of May 31, 2003	$930,836	$(46,763)	$977,599	$1,506	$523,223	$1,935	$89,772	$498	$360,665
Patronage capital	(51,891)	-	(51,891)	-	-	-	-	-	(51,891)
Operating loss	(60,262)	-	(60,262)	-	(60,262)	-	-	-	-
Accumulated other
comprehensive income	21,112	21,112	-	-	-	-	-	-	-
Income tax expense	(2,632)	-	(2,632)	-	(2,632)	-	-	-	-
Minority interest - RTFC and
NCSC net margin	(1,651)	-	(1,651)	-	(1,651)	-	-	-	-
Cumulative effect of change in
accounting principle	22,369	-	22,369	-	22,369	-	-	-	-
Reclass to RTFC members' equity	(88,643)	-	(88,643)	(511)	-	(790)	-	-	(87,342)
Other	(1,151)	-	(1,151)	(1)	-	(443)	(1)	-	(706)
Balance as of February 29, 2004	$768,087	$(25,651)	$793,738	$994	$481,047	$702	$89,771	$498	$220,726

Nine months ended February 28, 2003:
Balance as of May 31, 2002	$328,731	$(72,556)	$401,287	$1,510	$30,356	$1,007	$16,329	$498	$351,587
Patronage capital	(74,859)	-	(74,859)	-	-	-	-	-	(74,859)
Operating margin	494,913	-	494,913	-	494,913	-	-	-	-
Accumulated other
comprehensive income	20,682	20,682	-	-	-	-	-	-	-
Other	(421)	-	(421)	(4)	(21,125)	(58)	21,125	-	(359)
Balance as of February 28, 2003	$769,046	$(51,874)	$820,920	$1,506	$504,144	$949	$37,454	$498	$276,369

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Nine Months Ended February 29, 2004 and February 28, 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) margin	$(42,176)	$494,913
Add (deduct):
Provision for loan losses	4,238	43,369
Recovery (provision) for guarantee losses	(107)	24,897
Depreciation	2,292	3,186
Amortization of deferred income	(19,122)	(4,309)
Derivative forward value	243,854	(533,758)
Foreign currency adjustments	(66,435)	144,520
Cumulative effect of change in accounting principle	(22,369)	-
Amortization of bond issuance costs and deferred charges	11,757	9,972
Results of operations of foreclosed assets	(2,948)	265
Impairment loss on foreclosed assets	9,077	-
Cash assumed through consolidation	4,564	-
Changes in operating assets and liabilities:
Receivables	(3,071)	(5,724)
Accrued interest payable	80,692	24,591
Other	(28,222)	12,943

Net cash provided by operating activities	172,024	214,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(2,739,221)	(3,285,157)
Principal collected on loans	1,985,883	3,279,690
Net investment in fixed assets	(802)	(1,545)
Net cash provided by foreclosed assets	37,862	3,634
Net proceeds from sale of foreclosed assets	31,000	-

Net cash used in investing activities	(685,278)	(3,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance (repayments) of notes payable, net	617,507	(683,028)
Proceeds from issuance of long-term debt, net	2,141,657	3,017,854
Payments for retirement of long-term debt	(1,931,472)	(2,560,029)
Proceeds from issuance of subordinated deferrable debt	96,850	121,062
Payments to retire subordinated deferrable debt	(200,000)	-
Proceeds from issuance of members' subordinated certificates	46,831	68,420
Payments for retirement of members' subordinated certificates	(32,480)	(21,666)
Payments for retirement of patronage capital	(51,891)	(74,623)
Payments for retirement of minority interest patronage capital	(19,585)	-

Net cash provided by (used in) financing activities	667,417	(132,010)

NET INCREASE IN CASH AND CASH EQUIVALENTS	154,163	79,477
BEGINNING CASH AND CASH EQUIVALENTS	138,872	218,384
ENDING CASH AND CASH EQUIVALENTS	$293,035	$297,861

Supplemental disclosure of cash flow information:
Cash paid during nine-month period for interest	$603,634	$685,344

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Nine Months Ended February 29, 2004 and February 28, 2003

Supplemental Disclosure of Non-cash Activities:
The following assets and liabilities were assumed in the consolidation of NCSC and RTFC effective June 1, 2003:

	2004

Total assets assumed, net of eliminations	$(348,200)
Total liabilities assumed, net of eliminations	331,100
Total minority interest assumed, net of eliminations	88,644
Cumulative effect of change in accounting principle	22,369
Net reclassification of combined equity to minority interest	(89,349)

Cash Assumed	$4,564

The following non-cash activity represents the fair value of assets transferred to CFC as part of a bankruptcy settlement.

	2004	2003

Foreclosed assets in collection of loans	$-	$369,393

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

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and their affiliates. Effective June 1, 2003, RTFC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. RTFC operates under a management agreement with CFC. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code. RTFC pays income tax based on its net margins, excluding net margins allocated to its members. Prior to June 1, 2003, RTFC's results of operations and financial condition were combined with CFC's.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private cooperative association. NCSC provides lease financing related to its members and general financing to for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to members of CFC. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program. Both programs are currently funded by third parties. Effective June 1, 2003, NCSC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. NCSC operates under a management agreement with CFC. It is headquartered with CFC in Herndon, Virginia. NCSC is a taxable corporation. NCSC pays income tax based on its net margins for the period. Prior to June 1, 2003, NCSC's results of operations and financial condition were reported independent of CFC's.

CFC's consolidated membership was 1,546 as of February 29, 2004 including 898 utility members, the majority of which are consumer-owned electric cooperatives, 508 telecommunication members, 70 service members and 70 associate members in 49 states, the District of Columbia and three U.S. territories. The utility members included 827 distribution systems and 71 generation and transmission ("power supply") systems. Memberships between CFC, RTFC and NCSC have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the consolidated financial position of CFC as of February 29, 2004 and the consolidated results of operations, cash flows and changes in equity for the three and nine months ended February 29, 2004, and the combined financial position of CFC and RTFC as of May 31, 2003 and the combined results of operations, cash flows and changes in equity for the three and nine months ended February 28, 2003. Operating results for the three and nine months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ended May 31, 2004.

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

(b)
Principles of Consolidation

The accompanying financial statements as of February 29, 2004 and for the three and nine month period then ended include the consolidated accounts of CFC, RTFC, NCSC and certain entities controlled by CFC, created to hold foreclosed assets, at February 29, 2004, after elimination of all material intercompany accounts and transactions. Prior to June 1, 2003, RTFC and NCSC were not consolidated with CFC under GAAP since CFC has no direct financial ownership interest in either company; however RTFC's results of operations and financial condition were combined with those of CFC. As a result of adopting Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003, CFC consolidates the financial results of RTFC and NCSC. CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

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

RTFC and NCSC creditors have no recourse against CFC in the event of default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC and RTFC debt obligations to a third party. At February 29, 2004, CFC had guaranteed $322 million of NCSC debt with third parties. These guarantees are not included in Note 14 at February 29, 2004 as the debt that CFC had guaranteed is reported as debt of CFC and its consolidated companies. At February 29, 2004, CFC had no guarantees of RTFC debt to third party creditors. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At February 29, 2004, RTFC had total assets of $5,210 million including loans outstanding to members of $4,708 million and NCSC had total assets of $569 million including loans outstanding to members of $509 million.

CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates their financial results.

Unless stated otherwise, references to CFC relate to the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC and created to hold foreclosed assets.

(c)	Comprehensive Income

Comprehensive income includes CFC's net margin, as well as other comprehensive income related to derivatives. Comprehensive income for the three and nine months ended February 29, 2004 and February 28, 2003 is calculated as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
(Dollar amounts in thousands)	2004	2003	2004	2003
Net margin (loss)	$95,146	$246,457	$(42,176)	$494,913
Other comprehensive income:
Unrealized gain on derivatives	2,616	5,360	8,296	3,905
Reclassification adjustment for
realized losses on derivatives	3,536	5,564	12,816	16,777
Comprehensive income (loss)	$101,298	$257,381	$(21,064)	$515,595

(d)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

(e)	New Accounting Pronouncements

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

On June 1, 2003, as a result of the consolidation of CFC, RTFC and NCSC, total assets increased by $353 million, total liabilities increased by $331 million, minority interest - RTFC and NCSC members' equity increased by $89 million and CFC total equity decreased by $67 million. As a result of the consolidation, NCSC loans were consolidated with CFC's loans. Additionally, NCSC debt guaranteed by CFC became debt of the consolidated entity, resulting in a reduction to CFC''s guarantee liability. CFC recorded a cumulative effect of change in accounting principle gain of $22 million on the consolidated statement of operations, representing a $3 million increase to the loan loss allowance, a $34 million decrease to the guarantee liability and a $9 million loss representing the amount by which cumulative losses of NCSC exceeded NCSC equity.

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

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The statement is effective for CFC in the first interim or annual period beginning after December 15, 2003. CFC's adoption of SFAS 150 did not have a material impact on CFC's financial position or results of operations.

(2)	Loans to Members

The following chart provides a breakout of the loans outstanding by loan program and member class.

(Dollar amounts in thousands)	February 29, 2004	May 31, 2003
Long-term loans:
Electric systems	$13,745,321	$12,695,924
Telecommunications systems	4,488,486	4,700,610
Other	278,778	-
Total long-term loans	18,512,585	17,396,534
Intermediate-term loans:
Electric systems	47,938	65,368
Telecommunications systems	8,181	18,642
Other	264	-
Total intermediate-term loans	56,383	84,010
Line of credit loans:
Electric systems	871,890	884,146
Telecommunications systems	210,954	223,388
Other	59,182	-
Total line of credit loans	1,142,026	1,107,534
Loans guaranteed by RUS:
Electric systems	277,877	266,857
Non-performing loans:
Other	1,784	-
Restructured loans:
Electric systems	623,380	629,406
Total loans	20,614,035	19,484,341
Less: Allowance for loan losses	(523,463)	(511,463)
Net loans	$20,090,572	$18,972,878
Total by member class:
Distribution	$12,550,732	$11,410,592
Power supply	2,877,131	2,701,094
Statewide and associate	138,543	430,015
Subtotal electric systems	15,566,406	14,541,701
Telecommunications systems	4,707,621	4,942,640
Other	340,008	-
Total	$20,614,035	$19,484,341

Other loans represent loans made by NCSC to its members and their customers. This classification has been added due to the consolidation of NCSC effective June 1, 2003.

At February 29, 2004 and May 31, 2003, mortgage notes representing approximately $7,485 million and $6,664 million, respectively, related to outstanding long-term loans to members and $222 million and $224 million, respectively, of RUS guaranteed loans qualifying as permitted investments were pledged as collateral to secure collateral trust bonds under the 1994 indenture. In addition, $2 million of cash was pledged under the 1972 indenture at February 29, 2004 and May 31, 2003. Both the 1972 indenture and the 1994 indenture require that CFC pledge eligible mortgage notes (or other permitted investments) as collateral that at least equal the outstanding balance of collateral trust bonds. Under CFC's revolving credit agreements (see Note 5), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding. Collateral trust bonds outstanding at February 29, 2004 and May 31, 2003 were $7,302 and $6,302 million, respectively.

At February 29, 2004 and May 31, 2003, CFC had $65 million and $28 million, respectively, of deferred conversion fees and $1 million of deferred loan origination costs related to loans outstanding.

(3)	Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level management considers to be adequate in relation to the credit quality, tenor, forecasted default, estimated recovery rates and amount of its loan portfolio. On a quarterly basis, CFC prepares an analysis of the adequacy of the loan loss allowance based on a variety of factors (including the financial performance of its borrowers and the effect of general economic conditions) and makes adjustments to the allowance as necessary. The allowance is based on estimates, and accordingly, actual loan losses may differ from the allowance amount.

In February 2003, CFC incorporated a refinement of its risk rating system into the process of estimating the amount of the loan loss allowance for the general portfolio. The use of the improved internal risk rating system also allowed CFC to make use of corporate bond default tables that provide the probability of default based on borrower credit rating and remaining maturity. CFC believes that the incorporation of the improved internal risk ratings and corporate bond default tables into its estimate of the loan loss allowance results in a better estimate than the more subjective techniques used previously. CFC does not believe that this change had a material impact on its loan loss allowance or loan loss provision.

Activity in the allowance account is summarized below for the nine months ended February 29, 2004 and February 28, 2003 and the year ended May 31, 2003.

	For the nine months ended
	February 29,	February 28,	Year ended
(Dollar amounts in thousands)	2004	2003	May 31, 2003
Balance at beginning of year	$511,463	$478,342	$478,342
Provision for loan losses	4,238	43,369	43,071
Change in allowance due to consolidation (1)	6,029	-	-
Write-offs	(2,097)	(10,164)	(10,840)
Recoveries	3,830	843	890
Balance at end of period	$523,463	$512,390	$511,463

Loan loss allowance as a percentage of:
Total loans outstanding	2.54%	2.60%	2.63%
Total non-performing loans outstanding	29,342.10%	N/A	N/A
Total restructured loans outstanding	83.97%	80.00%	81.26%

(1) Represents the impact of consolidating NCSC including the increase to CFC's loan loss allowance recorded as a cumulative effect of change in accounting principle, net of the $2.5 million balance of NCSC's loan loss allowance on June 1, 2003.

(4)	Foreclosed Assets

CFC records foreclosed assets received in satisfaction of loan receivables at fair value or fair value less costs to sell and maintains these assets on the consolidated balance sheets as foreclosed assets. During fiscal year 2003, CFC received assets with a fair value totaling $369 million primarily comprised of real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in real estate properties, as well as telecommunications assets transferred to CFC as part of the bankruptcy settlement with Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"). CFC operates certain real estate assets and services the notes receivable while attempting to sell these assets. CFC operated the telecommunications assets before they were sold on October 27, 2003. CFC may make additional advances as required under the terms of the notes receivable or make additional investments in the real estate assets to preserve the fair value.

On October 27, 2003, CFC sold the Denton Telecom Partners d/b/a Advantex (telecommunication assets received as part of the CoServ bankruptcy settlement) for $31 million in cash. This sale terminates CFC's responsibilities for all future operations of the telecom assets acquired in the bankruptcy settlement with CoServ. The difference between the sales price and the book value of these assets, at the time of sale, of $2 million was recorded as income in the results of operations of foreclosed assets line on the consolidated statement of operations.

The results of operations from foreclosed assets are shown on the consolidated statements of operations. For the three and nine months ended February 29, 2004, this amount was income of $1 million and $3 million, respectively. CFC also recorded a $9 million impairment loss to foreclosed assets during the nine months ended February 29, 2004 to adjust such assets to fair value. It is CFC's intent to sell the foreclosed assets. However, the assets do not currently meet conditions to qualify for assets held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, CFC records depreciation on foreclosed assets.

The activity for foreclosed assets is summarized below for the nine months ended February 29, 2004 and the year ended May 31, 2003.

	Nine months ended	Year ended
(Dollar amounts in thousands)	February 29, 2004	May 31, 2003
Beginning balance	$335,576	$-
Recorded fair value	-	369,393
Results of operations	2,948	1,249
Net cash received	(37,862)	(15,377)
Impairment to fair value write down	(9,077)	(19,689)
Sale of foreclosed assets	(31,000)	-
Ending balance of foreclosed assets	$260,585	$335,576

(5)	Credit Arrangements

At February 29, 2004 and May 31, 2003, CFC had three revolving credit agreements totaling $3,951 million and $3,806 million, respectively, which were used principally to provide liquidity support for CFC's outstanding commercial paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under a three-year agreement in effect at February 29, 2004 and May 31, 2003, CFC could borrow $1,028 million. This agreement was scheduled to terminate on August 8, 2004. In connection with this facility, CFC paid a per annum facility fee of 0.125 of 1% as determined by CFC's senior unsecured credit ratings based on a pricing schedule in the credit agreement.

At February 29, 2004 and May 31, 2003 there were two 364-day agreements totaling $2,923 million and $2,778 million, respectively. The two 364-day agreements in place at May 31, 2003 were replaced on June 30, 2003. Under one 364-day agreement, the amount that CFC could borrow increased from $2,378 million at May 31, 2003 to $2,523 million at February 29, 2004. There was no change to the amount of the second 364-day agreement for $400 million. Both 364-day agreements had a revolving credit period that was scheduled to terminate on June 28, 2004 during which CFC could borrow, and such borrowings could be converted to a one-year term loan at the end of the revolving credit period with a 0.250 of 1% per annum fee on the outstanding principal amount of the term loan.

The facility fee for the 364-day facilities is 0.085 of 1% per annum based on the pricing schedules in place at February 29, 2004 and May 31, 2003. Up-front fees of between 0.075 to 0.090 of 1% were paid to the banks in each of the agreements based on their commitment level, totaling in aggregate $3 million and $2 million for commitments to the agreements in effect at February 29, 2004 and May 31, 2003, respectively. Each agreement contained a provision under which if borrowings exceeded 50% of total commitments, a utilization fee of 0.150 of 1% must be paid on the outstanding balance.

The revolving credit agreements required CFC to achieve a times interest earned ratio over the six most recent fiscal quarters of at least 1.025 and prohibited the retirement of patronage capital unless CFC achieved a times interest earned ratio of at least 1.05 for the preceding fiscal year. The times interest earned ratio was calculated by adding the cost of funds adjusted to include the derivative cash settlements to net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements, as defined by each agreement. The revolving credit agreements prohibited CFC from incurring senior debt in an amount in excess of ten times the sum of subordinated deferrable debt, members' subordinated certificates and total equity. For the purpose of the revolving credit agreements, net margin, senior debt and total equity were adjusted to exclude the non-cash adjustments related to SFAS 133 and 52. Senior debt included guarantees; however, it excluded:

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

Subsequent to the end of the quarter, the three revolving credit agreements in place at February 29, 2004 were replaced on March 30, 2004 with three new agreements totaling $4,400 million. CFC replaced its three-year agreement in effect at February 29, 2004 totaling $1,028 million with a new three-year agreement totaling $1,650 million and expiring on March 30, 2007. The two 364-day agreements in place at February 29, 2004 were replaced with two 364-day agreements totaling $2,750 million. Under one 364-day agreement, the amount that CFC could borrow decreased from $2,523 million at February 29,

2004 to $1,650 million. Under the other 364-day agreement, the amount that CFC could borrow increased from $400 million at February 29, 2004 to $1,100 million. Both 364-day agreements have a revolving credit period that terminates on March 29, 2005 during which CFC can borrow, and such borrowings outstanding at that date may be converted to a one-year term loan at the end of the revolving credit period with a 0.250 of 1% per annum fee on the outstanding principal amount of the term loan. The facility fee for the three-year facility is 0.100 of 1% per annum based on the pricing schedules in place at March 30, 2004. The facility fee for the 364-day facilities is 0.085 of 1% per annum based on the pricing schedules in place at March 30, 2004. Up-front fees of between 0.070 to 0.160 of 1% were paid to the banks based on their commitment level in each of the agreements, totaling in aggregate $4 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of 0.150 of 1% must be paid on the outstanding balance.

Under the new credit agreements, the times interest earned ratio represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of subordinated deferrable debt, members' subordinated certificates, minority interest and total equity. The definition of senior debt is the same as the definition under the credit agreements in place at February 29, 2004. For the purpose of the revolving credit agreements, net margin, senior debt and total equity are adjusted to exclude the non-cash adjustments related to SFAS 133 and 52.

As of February 29, 2004 and May 31, 2003, CFC was in compliance with all covenants and conditions under its revolving credit agreements in place at that time, as well as under the new credit agreements entered into on March 30, 2004 and there were no borrowings outstanding under such agreements.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligation to fund under the terms of the agreements.

Based on the ability to borrow under the facilities, CFC classified $4,400 million and $3,951 million of its notes payable outstanding as long-term debt at February 29, 2004 and May 31, 2003, respectively. CFC expects to maintain more than $4,400 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the new credit agreements totaling $4,400 million discussed above, subject to the conditions therein.

(6)	Notes Payable

Notes payable due within one year at February 29, 2004 and May 31, 2003 are summarized as follows:

(Dollar amounts in thousands)	February 29, 2004	May 31, 2003
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,517,259	$819,672
Commercial paper sold by CFC directly to members, at par	1,052,823	930,274
Commercial paper sold by CFC directly to non-members, at par	27,474	25,605
Total commercial paper	2,597,556	1,775,551
Daily liquidity fund	189,127	110,602
Bank bid notes	100,000	100,000
Total short-term debt	2,886,683	1,986,153

Long-term debt maturing within one year:
Medium-term notes (1)	1,215,605	2,611,427
Secured collateral trust bonds	1,699,672	299,948
Subtotal	2,915,277	2,911,375
Foreign currency valuation account (1)	-	149,450
Total long-term debt maturing within one year	2,915,277	3,060,825

Notes payable supported by revolving credit
agreements, classified as long-term debt (see Note 5)	(4,400,000)	(3,950,625)
Total notes payable due in one year after reclassification to long-term debt	$1,401,960	$1,096,353

(1) At May 31, 2003, medium-term notes includes $439 million related to medium-term notes denominated in Euros. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

(7)	Long-Term Debt

The following is a summary of long-term debt at February 29, 2004 and May 31, 2003:

(Dollar amounts in thousands)	February 29, 2004	May 31, 2003
Unsecured medium-term notes:
Medium-term notes, sold through dealers (1)	$6,440,950	$5,738,750
Medium-term notes, sold directly to members	77,009	157,935
Subtotal	6,517,959	5,896,685
Unamortized discount	(14,013)	(15,185)
Foreign currency valuation account (1)	284,820	176,360
Total unsecured medium-term notes	6,788,766	6,057,860

Secured collateral trust bonds	5,602,027	6,002,032
Unamortized discount	(10,945)	(8,832)
Total secured collateral trust bonds	5,591,082	5,993,200

Long-term notes payable	117,519	-
Long-term debt valuation allowance (2)	(702)	(941)
Notes payable supported by revolving credit
agreements, classified as long-term debt (see Note 5)	4,400,000	3,950,625
Total long-term debt	$16,896,665	$16,000,744

(1) At February 29, 2004 and May 31, 2003, medium-term notes sold through dealers includes $824 million related to medium-term notes denominated in Euros and $282 million and zero, respectively, of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

(2) Amount represents the unamortized portion of an adjustment to record the underlying debt for an effective hedge at fair value at the date CFC adopted SFAS 133. This amount is being amortized to maturity as it no longer qualifies as an effective hedge under SFAS 133.

On foreign currency denominated medium-term notes with maturities longer than one year, interest is paid annually and on medium-term notes with maturities of less than one year, interest is paid at maturity. CFC considers the cost of all related cross currency interest rate exchange agreements as part of the total cost of debt issuance when deciding whether to issue debt in the U.S. or foreign capital markets and whether to issue the debt denominated in U.S. dollars or foreign currencies.

(8)	Subordinated Deferrable Debt

The following is a summary of the subordinated deferrable debt outstanding at February 29, 2004 and May 31, 2003:

(Dollar amounts in thousands)	February 29, 2004	May 31, 2003
6.75% due 2043	$125,000	$125,000
6.10% due 2044	100,000	-
7.375% due 2047	-	200,000
7.625% due 2050	150,000	150,000
7.40% due 2050	175,000	175,000
Total	$550,000	$650,000

On February 4, 2004, CFC issued $100 million of 6.10% subordinated notes due 2044. On October 15, 2003, CFC effected the early redemption of the 7.375% quarterly income capital securities due 2047 totaling $200 million. The quarterly income capital securities were redeemed at par and all unamortized issuance and discounts recorded at the time of issuance were included as part of the funding cost for the quarter ended November 30, 2003.

(9)	Derivative Financial Instruments

CFC is neither a dealer nor a trader in derivative financial instruments. CFC uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate risk and foreign exchange risk.

In accordance with SFAS 133, as amended, CFC records derivative instruments on the consolidated balance sheet as either an asset or liability measured at fair value. Changes in the fair value of derivative instruments are recognized in the derivative forward value line item of the consolidated statement of operations unless specific hedge accounting criteria are met. The change to the fair value is recorded to other comprehensive income if the hedge accounting criteria are met. In the case of certain foreign currency exchange agreements that meet hedge accounting criteria, the change in fair value is recorded to other comprehensive income and then reclassified to offset the related change in the dollar value of foreign denominated debt in the consolidated statement of operations. CFC formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

Net settlements that CFC pays and receives for derivative instruments that qualify for hedge accounting are recorded in the cost of funds. CFC records net settlements related to derivative instruments that do not qualify for hedge accounting as derivative cash settlements.

Interest Rate Exchange Agreements
At February 29, 2004 and May 31, 2003, CFC was a party to interest rate exchange agreements with notional amounts totaling $15,367 million and $15,345 million, respectively.

Generally, CFC's interest rate exchange agreements do not qualify for hedge accounting under SFAS 133. The majority of CFC's interest rate exchange agreements use a 30-day composite commercial paper index as either the pay or receive leg. The 30-day composite commercial paper index is the best match for the CFC commercial paper that is the underlying debt and is also used as the cost basis in the CFC variable interest rates. However, the correlation between movement in the 30-day composite commercial paper index and movement in CFC's commercial paper rates is not high enough to qualify for hedge accounting.

In interest rate exchange agreements in which CFC receives a fixed rate, the fixed rate is equal to the rate on the underlying debt, and the rate that CFC pays is tied to the rate earned on the asset funded. In interest rate exchange agreements in which CFC receives a variable rate, the variable rate is tied to the same index as the variable rate CFC pays on the underlying debt and the rate that CFC pays is tied to the rate earned on the asset funded. However, when CFC uses its commercial paper as the underlying debt, the pay leg of the interest rate exchange agreement is based on the 30-day composite commercial paper index. CFC's commercial paper rates are not indexed to the 30-day composite commercial paper index and CFC does not only issue its commercial paper with maturities of 30 days. CFC uses the 30-day composite commercial paper index as the pay leg in these interest rate exchange agreements because it is the market index that best correlates with its own commercial paper.

*	Interest rate exchange agreements that are not designated as and do not qualify as hedges.

The amounts that CFC paid and received related to its interest rate exchange agreements that did not qualify for hedge accounting were income of $63 million and $78 million for the nine months ended February 29, 2004 and February 28, 2003, respectively, and were included in CFC's derivative cash settlements in the consolidated statement of operations. The impact on earnings for the nine months ended February 29, 2004 and February 28, 2003 due to the change in fair value of these interest rate exchange agreements was a loss of $175 million and a gain of $334 million, respectively, recorded in CFC's derivative forward value. The derivative forward value also includes amortization of $0.2 million and $(3) million, respectively, related to the long-term debt valuation allowance and $14 million and $17 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date CFC implemented SFAS 133. These adjustments will be amortized into earnings over the remaining life of the underlying debt and related interest rate exchange agreements. Approximately $0.3 million and $14 million is expected to be amortized over the next 12 months related to the long-term debt valuation allowance and the transition adjustment, respectively. The amortization will continue through May 2006 for the long-term debt valuation allowance and through April 2029 for the transition adjustment.

At February 29, 2004 and May 31, 2003, interest rate exchange agreements with a total notional amount of $7,117 million and $6,595 million, respectively, in which CFC pays a fixed rate and receives a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate, were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate.

At May 31, 2003, interest rate exchange agreements with a total notional amount of $700 million in which CFC pays a variable rate based on a 30-day composite commercial paper index and receives a LIBOR based rate, were used to synthetically change the rate on floating collateral trust bonds and medium-term notes from a variable LIBOR based rate to the 30-day composite commercial paper index. These interest rate exchange agreements matured prior to February 29, 2004. CFC synthetically changes the rate from a LIBOR based rate to a commercial paper based rate because its long-term variable interest rate is based on the cost of its short-term debt, primarily commercial paper.

At February 29, 2004 and May 31, 2003, interest rate exchange agreements with a total notional amount of $8,050 million, in which CFC pays a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate and receives a fixed rate, were used to synthetically change the rate on debt from fixed to variable.

*	Interest rate exchange agreements that are designated as and qualify as hedges.

At February 29, 2004, interest rate exchange agreements with a total notional amount of $200 million in which CFC pays a fixed rate and receives a variable rate based on a LIBOR based rate were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate. These agreements are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the interest rate exchange agreements to the critical terms of the hedged debt. CFC's interest rate exchange agreements that qualify as effective cashflow hedges are deemed to be effective if the payment dates match exactly to the payment dates on the hedged debt throughout the terms of the agreements. All effective changes in forward value on these interest rate exchange agreements are recorded as other comprehensive income (loss) and reported in the consolidated statement of changes in equity. The net impact was other comprehensive loss of $0.2 million for the nine months ended February 29, 2004. No amount related to ineffectiveness was recorded in the consolidated statement of operations for the nine months ended February 29, 2004. There were no interest rate exchange agreements that qualify as effective hedges during the nine months ended February 28, 2003. For the nine months ended February 29, 2004, cost of funds includes an outflow of less than $0.1 million related to net cash settlements for interest rate exchange agreements that qualify as effective hedges.

Cross Currency and Cross Currency Interest Rate Exchange Agreements

At February 29, 2004, CFC has medium-term notes outstanding that are denominated in foreign currencies. CFC entered into cross currency and cross currency interest rate exchange agreements related to each foreign denominated issue in order to synthetically change the foreign denominated debt to U.S. dollar denominated debt. At February 29, 2004 and May 31, 2003, CFC was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,106 and $1,262 million, respectively.

*	Cross currency interest rate exchange agreements that are not designated as and do not qualify as hedges.

Cross Cross currency interest rate exchange agreements with a total notional amount of $434 million at February 29, 2004 and $872 million at May 31, 2003, in which CFC receives Euros and pays U.S. dollars, and $282 million at February 29, 2004, in which CFC receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate. These cross currency interest rate exchange agreements do not qualify for hedge accounting. Since the agreements synthetically change both the interest rate and the currency exchange rate in one agreement, the criteria to qualify for effectiveness specifies that the change in fair value of the debt when divided by the change in the fair value of the derivative must be within a range of 80% to 125%, which is more difficult to obtain than matching the critical terms. Therefore, all changes in fair value are recorded in the consolidated statement of operations. The impact on earnings for the nine months ended February 29, 2004 and February 28, 2003 due to the change in fair value of these cross currency interest rate exchange agreements was a loss of $69 million and a gain of $199 million, respectively, recorded in CFC's derivative forward value. The amounts that CFC paid and received related to its cross currency interest rate exchange agreements that did not qualify for hedge accounting were income of $21 million and $16 million for the nine months ended February 29, 2004 and February 28, 2003, respectively, and were included in CFC's derivative cash settlements.

*	Cross currency exchange agreements that are designated as and qualify as hedges.
At February 29, 2004 and May 31, 2003, cross currency exchange agreements with a total notional amount of $390 million in which CFC receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency exchange agreements to the critical terms of the hedged debt. CFC's cross currency exchange agreements that qualify as effective cashflow hedges are deemed to be effective if the payment dates match exactly to the payment dates on the hedged debt throughout the terms of the agreements. All effective changes in forward value on these cross currency exchange agreements are recorded as other comprehensive income (loss) and reported in the consolidated statement of changes in equity. Reclassifications are then made from other comprehensive income (loss) to the foreign currency adjustments on the consolidated statement of operations in an amount equal to the change in the dollar value of foreign denominated debt, which results in the full offset of the change in the dollar value of such debt based on the changes in the exchange rate during the period. The result was other comprehensive income of $8 million and $54 million for the nine months ended February 29, 2004 and February 28, 2003, respectively, net of the reclass of $25 million and $50 million, respectively, from other comprehensive income (loss) to the foreign currency adjustments line item on the consolidated statement of operations. No amount related to ineffectiveness was recorded in the consolidated statement of operations for the nine months ended February 29, 2004 and February 28, 2003. Cost of funds includes an outflow of $6 million related to net cash settlements for cross currency exchange agreements that qualify as effective hedges for the nine months ended February 29, 2004 and February 28, 2003.

The following chart provides details of CFC's outstanding cross currency and cross currency interest rate exchange agreements at February 29, 2004 and May 31, 2003.

		Notional Principal Amount
(Currency amounts in thousands)		U.S. Dollars (4)				Foreign Currency
	Original
	Exchange	February 29,		May 31,		February 29,		May 31,
Maturity Date	Rate	2004		2003		2004		2003
December 10, 2003	1.139	$-		$438,850	(3)	-		500,000	EU (1)
February 24, 2006	0.8969	390,250		390,250		350,000	EU (1)	350,000	EU (1)
July 7, 2006	1.506	282,200	(3)	-		425,000	AUD (2)	-
March 14, 2007	1.153	433,500	(3)	433,500	(3)	500,000	EU (1)	500,000	EU (1)

______________________________________________
(1) EU - Euros
(2) AUD - Australian dollars
(3) These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate or from a foreign denominated variable rate to a U.S. dollar denominated variable rate.
(4) Amounts in the chart represent the U.S. dollar value at the initiation of the exchange agreement. At February 29, 2004 and May 31, 2003, one U. S. dollar was the equivalent of 0.800 and 0.850 Euros, respectively. One U. S. dollar was the equivalent of 1.292 Australian dollars at February 29, 2004.

Generally, CFC does not qualify for hedge accounting on cross currency interest rate exchange agreements in which the interest rate is moved from fixed to floating or from one floating index to another floating index.

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

Rating Triggers

CFC has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. CFC's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. At February 29, 2004, there are rating triggers associated with $11,886 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,755 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $10,131 million.

At February 29, 2004, CFC had a derivative fair value of $48 million, comprised of $87 million that would be due to CFC and $39 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $372 million, comprised of $513 million that would be due to CFC and $141 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

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

At February 29, 2004, CFC reported minority interests of $71 million on the consolidated balance sheet. Minority interest represents the interest of other parties in RTFC and NCSC. The members of RTFC and NCSC own or control 100% of the interest in the respective company. FIN 46 requires CFC to consolidate the results of operations and financial condition of RTFC and NCSC even though CFC has no financial interest or voting control over either company.

On June 1, 2003, a total of $89 million of RTFC equity was reclassified from the combined equity at May 31, 2003 and added to minority interest. During the nine months ended February 29, 2004, the balance of minority interest - RTFC and NCSC members' equity has been adjusted by minority interest - RTFC and NCSC net margins of $2 million as reported on the consolidated statement of operations. Additionally, RTFC retired $20 million of prior years' allocated margins to its members in January 2004. This retirement represented 70% of its 2003 allocated margins, plus one-ninth of the 1991, 1992 and 1993 allocated margins. Future retirements of allocated margins will be made annually as determined by RTFC's board of directors with due regard for RTFC's financial condition. The board of directors for RTFC have the authority to change the policy for allocating and retiring margins at any time, subject to applicable cooperative law. NCSC does not allocate net margins to its members.

(12)	Equity

CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net margin to its members. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At that time, CFC's board of directors allocates its net margin to its members in the form of patronage capital and to board approved reserves. Currently CFC has two such board approved reserves, the education fund and the members' capital reserve. CFC allocates a small portion, less than 1%, of net margin annually to the education fund as required by cooperative law. Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state. The board of directors determines the amount of net margin that is allocated to the members' capital reserve, if any. The members' capital reserve represents margins that are held by CFC to increase equity retention. The margins held in the members' capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by CFC's board of directors. All remaining net margin is allocated back to CFC's members in the form of patronage capital. CFC bases the amount of net margin allocated to each member on the members' patronage of the CFC lending programs in the year that the net margin was earned. Members recognize allocations in the form of patronage capital as income when allocated by CFC. There is no impact on CFC's total equity as a result of allocating the annual net margin to members in the form of patronage capital or to board approved reserves. CFC annually retires a portion of the patronage capital allocated to members in prior years. CFC's total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board approved reserves. CFC adjusts the net margin it allocates to its members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52.

In July 2003, CFC's board of directors authorized the retirement of allocated margins totaling $71 million, representing 70% of the fiscal year 2003 allocated margin and one-ninth of the fiscal years 1991, 1992 and 1993 allocated margins. This amount was retired in August 2003. Under current policy, the remaining 30% of the fiscal year 2003 allocation will be retained by CFC and used to fund operations for 15 years and then may be retired. The retirement of net margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008. After that time and under current policy, retirements will be comprised of the net margins from the prior year as approved by the board of directors and the remaining portion of net margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter). The $71 million retired by CFC in August 2003 included $19 million to RTFC. Future retirements of allocated net margins will be made annually as determined by CFC's board of directors with due regard for CFC's financial condition. The board of directors for CFC has the authority to change the policy for allocating and retiring net margins at any time, subject to applicable cooperative law.

At February 29, 2004 and May 31, 2003, the total equity included the following components:

(Dollar amounts in thousands)	February 29, 2004	May 31, 2003
Membership fees	$994	$1,506
Education fund	702	1,935
Members' capital reserve	89,771	89,772
Allocated net margin	221,224	361,163
Unallocated margin	135,243	-
Total members' equity	447,934	454,376
Prior year cumulative derivative forward
value and foreign currency adjustments (1)	523,223	9,231
Current period derivative forward value (1)	(243,854)	757,212
Current period foreign currency adjustments (1)	66,435	(243,220)
Total retained equity	793,738	977,599
Accumulated other comprehensive loss (1)	(25,651)	(46,763)
Total equity	$768,087	$930,836

(1) Items related to the adoption of SFAS 133 and adjustments to the value of debt denominated in foreign currencies at the reporting date.

(13)	Unadvanced Loan Commitments

The following chart provides a breakout of unadvanced loan commitments by loan program and member class.

(Dollar amounts in thousands)	February 29, 2004	May 31, 2003
Long-term loans:
Electric systems	$5,486,738	$5,681,224
Telecommunications systems	292,188	291,724
Other	50,805	-
Total long-term loans	5,829,731	5,972,948
Intermediate-term loans:
Electric systems	81,798	101,081
Telecommunications systems	4,012	4,827
Other	150	-
Total intermediate-term loans	85,960	105,908
Line of credit loans:
Electric systems	5,110,726	5,233,146
Telecommunications systems	341,704	377,409
Other	124,532	-
Total line of credit loans	5,576,962	5,610,555
Total unadvanced loan commitments	$11,492,653	$11,689,411
Total by member class:
Distribution	$8,444,853	$8,527,266
Power supply	2,076,994	2,321,125
Statewide and associate	157,415	167,059
Subtotal electric	10,679,262	11,015,450
Telecommunications systems	637,904	673,961
Other	175,487	-
Total	$11,492,653	$11,689,411

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

CFC guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as CFC performs under its guarantee. At February 29, 2004 and May 31, 2003, CFC had recorded a guarantee liability totaling $20 million and $54 million, respectively, which represents CFC's contingent and non-contingent exposure related to its guarantees of its members' debt obligations. CFC's contingent guarantee liability at February 29, 2004 and May 31, 2003 totaled $19 million and $53 million, respectively, based on management's estimate of CFC's exposure to losses within the guarantee portfolio. CFC uses factors such as internal borrower risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining $1 million of the total guarantee liability at February 29, 2004 and May 31, 2003 relates to CFC's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. CFC's non-contingent obligation is estimated based on guarantee fees received by CFC. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. CFC has recorded a non-contingent obligation for all new guarantees since January 1, 2003 in accordance with FIN No. 45, Grantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). CFC received and deferred fees of $0.5 million for each of the periods from January 1, 2003 to May 31, 2003 and for the nine months ended February 29, 2004, related to new guarantees issued during the periods.

The following chart summarizes CFC's total guarantees by type and member class at February 29, 2004 and May 31, 2003.

(Dollar amounts in thousands)	February 29, 2004	May 31, 2003
Long-term tax-exempt bonds (1)	$788,135	$899,420
Debt portions of leveraged lease transactions (2)	15,451	34,105
Indemnifications of tax benefit transfers (3)	164,734	184,605
Letters of credit (4)	309,943	314,114
Other guarantees (5)	72,471	471,312
Total	$1,350,734	$1,903,556
Total by member class:
Distribution	$59,128	$77,725
Power supply	1,141,708	1,220,795
Statewide and associate	110,845	600,036
Subtotal electric systems	1,311,681	1,898,556
Telecommunications systems	10,000	5,000
Other	29,053	-
Total	$1,350,734	$1,903,556

(1)

The maturities for this type of guarantee run through 2026. CFC has guaranteed debt issued in connection with the construction or acquisition by CFC members of pollution control, solid waste disposal, industrial development and electric distribution facilities. CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of default by a system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.

Of the amounts shown above, $731 million and $829 million as of February 29, 2004 and May 31, 2003, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of February 29, 2004, CFC's maximum potential exposure for the $57 million of fixed rate tax-exempt bonds is $73 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC's exposure to future interest payments on these bonds. CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)

The maturities for this type of guarantee run through 2007. CFC has guaranteed debt issued by CFC members in connection with leveraged lease transactions. The amounts shown represent loans from the member to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a CFC member. These loans were funded as either a direct loan from CFC or a private debt placement guaranteed by CFC. In the event of default by the system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the debt obligation. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. As of February 29, 2004, CFC's maximum potential exposure for guaranteed principal and interest is $18 million. This amount is secured by the property leased, the owner's rights as lessor and, in some instances, all assets of the lessee. CFC may also guarantee the rent obligation of its members to a third party.

22

(3)

The maturities for this type of guarantee run through 2015. CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. In the event of default by a system for non-payment of indemnity payments, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the indemnity payments. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. The amounts shown represent CFC's maximum potential exposure for guaranteed indemnity payments. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction. This amount is secured by a mortgage lien on all of the system's assets and future revenues. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in federal tax law, no further guarantees of this nature are anticipated.

(4)

The maturities for this type of guarantee run through 2013. Additionally, letters of credit totaling $13 million as of February 29, 2004 have a term of one year and automatically extend for a period of one year unless CFC cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). CFC issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw. Interest would accrue from the date of the draw at CFC's line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. As of February 29, 2004, CFC's maximum potential exposure is $310 million, of which $274 million is secured. Security provisions include a mortgage lien on all of the system's assets, future revenues, and the system's commercial paper invested at CFC. In addition to the letters of credit listed in the table above, under master letter of credit facilities, CFC may be required to issue up to an additional $130 million in letters of credit to third parties for the benefit of its members at February 29, 2004. At May 31, 2003, this amount was $92 million.

(5)

The maturities for this type of guarantee run through 2025. CFC provides other guarantees as required by its members. In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Of CFC's maximum potential exposure for guaranteed principal and interest totaling $72 million at February 29, 2004, $12 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $60 million is unsecured. At May 31, 2003, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $284 million. Effective June 1, 2003, NCSC's financial results are consolidated with those of CFC, therefore all guarantees associated with NCSC obligations have been eliminated and the related obligation is reported on a consolidated basis with CFC.

(15)	Contingencies

(a) At February 29, 2004, CFC had non-performing loans in the amount of $2 million outstanding and at May 31, 2003, CFC had no non-performing loans outstanding. At February 28, 2003, CFC had no non-performing loans outstanding. During the nine months ended February 29, 2004, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income. The effect of not accruing interest on non-performing loans was a decrease in interest income of $0.1 million and $24 million for the nine months ended February 29, 2004 and February 28, 2003, respectively. CFC reclassified loans outstanding to CoServ from non-performing to restructured subsequent to CoServ's emergence from bankruptcy on December 13, 2002.

At February 29, 2004 and May 31, 2003, CFC had restructured loans in the amount of $623 million and $629 million, respectively. At February 29, 2004 and May 31, 2003, all restructured loans were on non-accrual status with respect to the recognition of interest income. At February 28, 2003, there were $640 million of restructured loans, all of which were on non-accrual status. No interest income was accrued on restructured loans for the nine months ended February 29, 2004 compared to a total of $28 million for the nine months ended February 28, 2003. The effect of not accruing interest income at the stated rates on restructured loans was a decrease of $17 million for the nine months ended February 29, 2004 and an increase in interest income of $2 million for the nine months ended February 28, 2003. During fiscal year 2003, loans outstanding to Deseret were reclassified from restructured to performing.

(b) CFC classified $625 million and $629 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at February 29, 2004 and May 31, 2003, respectively. CFC reserved $118 million and $164 million of the loan loss allowance for such impaired loans at February 29, 2004 and May 31, 2003, respectively. The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. CFC did not accrue interest income on loans classified as impaired during the three and nine months ended February 29, 2004. CFC accrued interest income totaling $9 million and $28 million on loans classified as impaired during the three months and nine months ended February 28, 2003, respectively. The average recorded investment in impaired loans for the three months ended February 29, 2004 and February 28, 2003 was $625 million and $1,166 million, respectively. The average recorded investment in impaired loans for the nine months ended February 29, 2004 and February 28, 2003 was $627 million and $1,356 million, respectively.

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

(c) At February 29, 2004 and May 31, 2003, CFC had a total of $623 million and $628 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers in an area where there has been significant residential and commercial growth in and adjacent to its current service territory over the last few years. Total loans to CoServ at February 29, 2004 and May 31, 2003 represented 2.8% and 2.9%, respectively, of CFC's total loans and guarantees outstanding. CoServ adopted a strategy to provide a broad range of utility and other related services to consumers both in its service territory and the newly developing areas adjacent to its service territory. The non-electric services were provided through its controlled affiliates, which were funded primarily through advances from CoServ, and included natural gas, home-security, cable television and a variety of telecommunications services. CoServ also made substantial loans to and equity investments in residential and commercial real estate development projects. CFC's loans to CoServ were secured by assets and revenues of the electric distribution system, real estate notes receivable, real estate properties and telecommunications assets. There is competition for substantially all services provided in the CoServ service territory.

Under the terms of a bankruptcy settlement, CFC has restructured its loans to CoServ. CoServ will make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC. As of February 29, 2004, no amounts have been advanced to CoServ under this loan facility. To date, CoServ has made all payments required under the restructure agreement.

CoServ and CFC now have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC's legal claim against CoServ will now be limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, CFC believes that it is adequately reserved for the estimated probable loss on its loan to CoServ.

(16)	Segment Information

Prior to June 1, 2003, CFC operated in two business segments - rural electric lending and rural telecommunications lending. Upon adoption of FIN 46, as of June 1, 2003, CFC now consolidates NCSC and operates in three business segments - rural electric lending, rural telecommunications lending and other lending. The financial information for these segments provides a breakout of the consolidated statement of operations that reflects the full gross margin earned on each segment's loan portfolio and a breakout of the consolidated balance sheet that reflects the total assets in each segment. The electric segment is comprised of loans to electric members and foreclosed assets which were received as a result of the settlement of electric loans. The telecommunications segment is comprised of loans to telecommunications members. The other segment is comprised of the loans to electric consumers, loans to the for-profit subsidiaries of members and other items not included in the electric or telecommunications segments. The cost of funding, derivative cash settlements, derivative forward value and foreign currency adjustments are allocated to each segment based on CFC's current matched funding and risk management policies. Operating expenses are allocated based on the cost reported for each segment. The loan loss provision and ending loan loss allowance balance are allocated to each segment based on CFC's loan loss methodology. Using the methodology described above, financial information reported for net margin, total assets and loans outstanding for the telecommunications and other segment will not agree with the net margin, total assets and loans outstanding reported for RTFC and NCSC as stand-alone entities. Prior period amounts have not been restated to include the other lending segment. The other segment resulted from the implementation of FIN 46 and the consolidation of NCSC, which was applied prospectively on June 1, 2003.

The following chart contains income statement information for the nine months ended February 29, 2004 and balance sheet information at February 29, 2004.

	Electric	Telecommunications
(Dollar amounts in thousands)	Systems	Systems	Other	Total
Income statement:
Operating income	$512,369	$233,975	$12,342	$758,686
Cost of funds	(492,584)	(187,467)	(5,054)	(685,105)
Gross margin	19,785	46,508	7,288	73,581

Operating expenses:
General and administrative expenses	(26,247)	(3,064)	(581)	(29,892)
Recovery (provision) for loan losses	58,171	(52,261)	(10,148)	(4,238)
Recovery (provision) for guarantee losses	1,533	(59)	(1,367)	107
Total operating expenses	33,457	(55,384)	(12,096)	(34,023)

Results of operations of foreclosed assets	2,948	-	-	2,948
Impairment loss on foreclosed assets	(9,077)	-	-	(9,077)
Total foreclosed assets	(6,129)	-	-	(6,129)

Derivative cash settlements	62,119	20,127	1,482	83,728
Derivative forward value	(180,918)	(58,619)	(4,317)	(243,854)
Foreign currency adjustments	49,289	15,970	1,176	66,435
Total derivative and foreign currency adjustments	(69,510)	(22,522)	(1,659)	(93,691)
Operating loss	(22,397)	(31,398)	(6,467)	(60,262)

Income tax expense	(42)	(200)	(2,390)	(2,632)
Minority interest- RTFC and NCSC net margin	-	(1,651)	-	(1,651)
Cumulative effect of change in accounting principle	-	-	22,369	22,369
Net (loss) margin	$(22,439)	$(33,249)	$13,512	$(42,176)

Assets:
Loans to members	$15,566,406	$4,707,621	$340,008	$20,614,035
Less: Allowance for loan losses	(274,850)	(215,989)	(32,624)	(523,463)
Loans to members, net	15,291,556	4,491,632	307,384	20,090,572
Other assets	1,406,182	455,618	33,553	1,895,353
Total assets	$16,697,738	$4,947,250	$340,937	$21,985,925

The following chart contains income statement information for the nine months ended February 28, 2003 and balance sheet information at February 28, 2003.

	Electric	Telecommunications
(Dollar amounts in thousands)	Systems	Systems	Total
Income statement:
Operating income	$552,075	$259,461	$811,536
Cost of funds	(492,695)	(209,766)	(702,461)
Gross margin	59,380	49,695	109,075

Operating expenses:
General and administrative expenses	(21,493)	(7,183)	(28,676)
Provision for loan losses	(21,591)	(21,778)	(43,369)
(Provision) recovery for guarantee losses	(25,031)	134	(24,897)
Total operating expenses	(68,115)	(28,827)	(96,942)

Results of operations of foreclosed assets	(265)	-	(265)

Derivative cash settlements	65,795	28,012	93,807
Derivative forward value	400,059	133,699	533,758
Foreign currency adjustments	(108,320)	(36,200)	(144,520)
Net margin	$348,534	$146,379	$494,913

Assets:
Loans to members	$14,706,645	$4,967,216	$19,673,861
Less: Allowance for loan losses	(352,914)	(159,476)	(512,390)
Loans to members, net	14,353,731	4,807,740	19,161,471
Other assets	1,458,033	487,272	1,945,305
Total assets	$15,811,764	$5,295,012	$21,106,776

The following chart contains income statement information for the three months ended February 29, 2004.

	Electric	Telecommunications
(Dollar amounts in thousands)	Systems	Systems	Other	Total
Income statement:
Operating income	$168,368	$74,467	$4,039	$246,874
Cost of funds	(165,282)	(58,455)	(1,738)	(225,475)
Gross margin	3,086	16,012	2,301	21,399

Operating expenses:
General and administrative expenses	(8,843)	(1,118)	(199)	(10,160)
(Provision) recovery for loan losses	(7,362)	10,781	(4,362)	(943)
Recovery for guarantee losses	941	2	-	943
Total operating expenses	(15,264)	9,665	(4,561)	(10,160)

Results of operations of foreclosed assets	1,048	-	-	1,048

Derivative cash settlements	20,936	6,248	(24)	27,160
Derivative forward value	(45,807)	(13,087)	623	(58,271)
Foreign currency adjustments	84,655	27,888	2,469	115,012
Total derivative and foreign currency adjustments	59,784	21,049	3,068	83,901
Operating margin	48,654	46,726	808	96,188

Income tax expense	(21)	(11)	(578)	(610)
Minority interest- RTFC and NCSC net margin	-	(432)	-	(432)
Net margin	$48,633	$46,283	$230	$95,146

The following chart contains income statement information for the three months ended February 28, 2003.

	Electric	Telecommunications	Total
(Dollar amounts in thousands)	Systems	Systems	Combined
Income statement:
Operating income	$175,368	$85,008	$260,376
Cost of funds	(161,457)	(68,419)	(229,876)
Gross margin	13,911	16,589	30,500

Operating expenses:
General and administrative expenses	(7,196)	(2,374)	(9,570)
Recovery for loan losses	2,875	21,122	23,997
(Provision) recovery for guarantee losses	(24,031)	34	(23,997)
Total operating expenses	(28,352)	18,782	(9,570)

Results of operations of foreclosed assets	(391)	-	(391)

Derivative cash settlements	24,787	10,512	35,299
Derivative forward value	206,483	68,839	275,322
Foreign currency adjustments	(63,515)	(21,188)	(84,703)
Net margin	$152,923	$93,534	$246,457

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is designed to provide a better understanding of National Rural Utilities Cooperative Finance Corporation's ("CFC") consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto. Effective June 1, 2003, CFC's financial results include the consolidated accounts of CFC, Rural Telephone Finance Cooperative ("RTFC"), National Cooperative Services Corporation ("NCSC") and certain entities controlled by CFC that were created to hold foreclosed assets. CFC's financial results prior to June 1, 2003 were consolidated with certain entities controlled by CFC that were created to hold foreclosed assets and combined with those of RTFC. CFC refers to its non-GAAP financial measures as "adjusted" throughout this document. See "Non-GAAP Financial Measures" for further explanation.

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

*

Liquidity - CFC depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantee and repurchase agreements. At February 29, 2004, CFC had $2,887 million of commercial paper, daily liquidity fund and bank bid notes and $2,915 million of medium-term notes and collateral trust bonds scheduled to mature during the next twelve months. There is no guarantee that CFC will be able to access the markets in the future. CFC's long-term debt ratings were downgraded by three of the major credit rating agencies in fiscal year 2002. Further downgrades or other events that may deny or limit CFC's access to the capital markets could negatively impact its operations. CFC has no control over certain items that are considered by the credit rating agencies as part of their analysis for CFC, such as the overall outlook for the electric and telecommunications industries.

*

Covenant compliance - CFC must maintain compliance with all covenants related to adjusted times interest earned ratio ("TIER"), adjusted leverage and amount of loans pledged in order to have access to the funds available under the revolving lines of credit. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios. A restriction on access to the revolving lines of credit would impair CFC's ability to issue short-term debt, as it is required to maintain backup-liquidity to maintain preferred rating levels on its short-term debt.

*

Restructured borrower - Denton County Electric Cooperative, Inc. d/b/a CoServ Electric ("CoServ") has emerged from bankruptcy and the joint plans of liquidation and reorganization filed by CoServ and CFC are effective. However, the calculated impairment on the restructured loan would increase if CoServ were not able to perform as required by the joint plans of liquidation and reorganization.

*

Credit concentration - CFC lends primarily into the rural electric and telephone industries and is subject to risks associated with those industries. Credit concentration is one of the risk factors considered by the rating agencies in the evaluation of CFC's credit rating. CFC's credit concentration to its ten largest borrowers could increase from the current 21% of total loans and guarantees outstanding, if:

	*	it were to extend additional loans to the current ten largest borrowers,
	*	its total loans outstanding were to decrease, with a disproportionately large share of the decrease to borrowers not in the current ten largest, or
	*	it were to advance large new loans to one of the next group of borrowers below the ten largest.

*

Loan loss allowance - Computation of the loan loss reserves is inherently based on subjective estimates. A loan write-off in excess of specific reserves for impaired borrowers or a large net loan write-off to a borrower that is currently performing would have a negative impact on the adequacy of the loan loss allowance and the net margin for the year due to an increased loan loss provision.

*

Adjusted leverage and adjusted debt to equity ratios - If CFC were to experience continued significant loan growth over the next few years, as it did from fiscal year 1998 through fiscal year 2001, the adjusted leverage and adjusted debt to equity ratios would increase. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios. The equity retention policies are tied to the growth in loans as members purchase subordinated certificates with the advance of loans. However, the required subordinated certificate purchase is not sufficient to allow equity retention in the amount required to continue to lower the adjusted leverage and adjusted debt to equity ratios. The increased loan volume would result in an increased gross margin, which could result in an increased allocation to the members' equity reserve, but not in an amount required to reduce the adjusted leverage and adjusted debt to equity ratios.

27

*

Tax exemption - Legislation that removes or imposes new conditions on the federal tax exemption for 501(c)(4) social welfare corporations would have a negative impact on CFC's net margins. CFC's continued exemption depends on CFC conducting its business in accordance with its exemption from the Internal Revenue Service.

*

Derivative accounting - The required accounting for derivative financial instruments has caused increased volatility in CFC's reported financial results. In addition, a standard market does not exist for CFC's derivative instruments, therefore the fair value of derivatives reported in CFC's financial statements is based on quotes obtained from CFC's counterparties. The market quotes provided by counterparties do not represent offers to trade at the quoted price.

*

Foreign currency - The required accounting for foreign denominated debt has caused increased volatility in CFC's financial results. CFC is required to adjust the value of the foreign denominated debt on its consolidated balance sheet at each reporting date based on the then current foreign exchange rate.

*

Rating triggers - CFC has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. CFC's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. At February 29, 2004, there are rating triggers associated with $11,886 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,755 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $10,131 million. Based on the fair market value of its interest rate, cross currency and cross currency interest rate exchange agreements at February 29, 2004, CFC may be required to make a payment of up to $39 million if its senior unsecured ratings declined to Baa1 or BBB+, and up to $141 million if its senior unsecured ratings declined below Baa1 or BBB+. In calculating the required payments, CFC only considered agreements in which it would have been required to make a payment upon termination.

*

Calculated impairment - CFC calculates loan impairments per the requirements of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended. This pronouncement states that the impairment is calculated based on a comparison of the present value of the expected future cash flows discounted at the original interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. The interest rate in the original loan agreements between CFC and its borrowers may be a blend of the CFC long-term fixed rate for various maturity periods, the CFC long-term variable and line of credit interest rate. CFC periodically adjusts the long-term variable and line of credit interest rates to reflect the cost of variable rate and short-term debt. Thus, the original contract rate (weighted average of interest rates on all of the original loans to the borrower), will change as CFC adjusts its long-term variable and line of credit interest rates. CFC's long-term variable and line of credit interest rates are currently at historic low levels. CFC's calculated impairment on non-performing and restructured loans will increase as CFC's long-term variable and line of credit interest rates increase. Currently, an increase of 25 basis points to CFC's variable interest rates would result in an increase of $14 million to the calculated impairment.

*

Deficiency of fixed charges - For the nine months ended February 29, 2004, CFC's net loss excluding the cumulative effect of change in accounting principle reported on the consolidated statement of operations as required under generally accepted accounting principles ("GAAP") totaled $65 million and was not sufficient to cover fixed charges.

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

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC's net margin in dollar terms is subject to fluctuation as interest rates change. Management has established a 1.10 adjusted TIER as its minimum operating objective. TIER is a measure of CFC's ability to cover the interest expense on its debt obligations. TIER is calculated by dividing the cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds. CFC's TIER for the nine months ended February 29, 2004 and February 28, 2003 was 0.91 and 1.70, respectively. CFC adjusts TIER to exclude the derivative forward value and foreign currency adjustments from net margin and include the derivative cash settlements in the cost of funds. Adjusted TIER for the nine months ended February 29, 2004 and February 28, 2003 was 1.19 and 1.17, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its TIER calculation to exclude the impact of SFAS 133, Accounting for Derivative Instruments and Hedging Activities and foreign currency adjustments required by SFAS 52, Foreign Currency Translation.

The following chart details the results for the nine months ended February 29, 2004 versus February 28, 2003.

	For the nine months ended
(Dollar amounts in millions)	February 29,	February 28,	Increase/
	2004	2003	(Decrease)
Operating income	$759	$812	$(53)
Cost of funds	(685)	(703)	18
Gross margin	74	109	(35)
Operating expenses:
General and administrative	(30)	(29)	(1)
Provision for loan losses	(4)	(43)	39
Provision for guarantee losses	-	(25)	25
Total operating expenses	(34)	(97)	63

Results of operations of foreclosed assets	3	-	3
Impairment loss on foreclosed assets	(9)	-	(9)
Total foreclosed assets	(6)	-	(6)
Derivative and foreign currency adjustments:
Derivative cash settlements	84	94	(10)
Derivative forward value	(244)	533	(777)
Foreign currency adjustments	66	(144)	210
Total derivative and foreign currency adjustments	(94)	483	(577)

Operating (loss) margin	(60)	495	(555)

Income tax expense	(2)	-	(2)
Minority interest - RTFC and NCSC net margin	(2)	-	(2)
Cumulative effect of change in accounting principle	22	-	22
Net (loss) margin	$(42)	$495	$(537)

TIER	0.91	1.70
Adjusted TIER (1)	1.19	1.17

(1) Adjusted to exclude the derivative forward value and foreign currency adjustments from net margin and include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart is a summary of CFC's operating results expressed as an annualized percentage of average loans outstanding for the nine months ended February 29, 2004 and February 28, 2003.

	For the nine months ended
	February 29,	February 28,	Increase/
	2004	2003	(Decrease)
Operating income	5.00%	5.41%	(0.41)%
Cost of funds	(4.51)%	(4.69)%	0.18%
Gross margin	0.49%	0.72%	(0.23)%
Operating expenses:
General and administrative expenses	(0.20)%	(0.19)%	(0.01)%
Provision for loan losses	(0.02)%	(0.29)%	0.27%
Provision for guarantee losses	-%	(0.16)%	0.16%
Total operating expenses	(0.22)%	(0.64)%	0.42%

Results of operations of foreclosed assets	0.02%	-%	0.02%
Impairment loss on foreclosed assets	(0.06)%	-%	(0.06)%
Total foreclosed assets	(0.04)%	-%	(0.04)%

Derivative and foreign currency adjustments:
Derivative cash settlements	0.55%	0.63%	(0.08)%
Derivative forward value	(1.61)%	3.56%	(5.17)%
Foreign currency adjustments	0.43%	(0.97)%	1.40%
Total derivative and foreign currency adjustments	(0.63)%	3.22%	(3.85)%
Operating margin (loss)	(0.40)%	3.30%	(3.70)%

Income tax expense	(0.01)%	-%	(0.01)%
Minority interest - RTFC and NCSC net margin	(0.01)%	-%	(0.01)%
Cumulative effect of change in accounting principle	0.14%	-%	0.14%
Net (loss) margin	(0.28)%	3.30%	(3.58)%

Adjusted gross margin (1)	1.04%	1.35%	(0.31)%
Adjusted operating margin (2)	0.78%	0.71%	0.07%

(1) Adjusted to include derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

(2) Adjusted to exclude derivative forward value and foreign currency adjustments from the operating margin (loss). See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

Operating Income

The $53 million or 7% decrease in operating income for the nine months ended February 29, 2004 compared to the prior year period was due to a $59 million decrease due to the lower yield on average loans outstanding offset by a $6 million increase due to higher average loan volume. The average yield on total loans decreased from 5.41% for the nine months ended February 28, 2003 to 5.00% for the nine months ended February 29, 2004. CFC reduced both its long-term variable and line of credit interest rates by 70 basis points during the nine months ended February 29, 2004. The decrease to CFC's interest rates was based on CFC's decision to lower the gross margin yield it was charging its members and to lower gross margin spreads on loans to refinance members' 5% loans from RUS. CFC's average loan volume outstanding increased slightly by $235 million or 1% to a balance of $20,276 million for the nine months ended February 29, 2004 compared to a balance of $20,041 million for the nine months ended February 28, 2003. CFC's goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. For the nine months ended February 29, 2004, CFC exceeded its minimum operating objective of a 1.10 adjusted TIER.

Electric systems operating income is comprised of income from loans to electric members and foreclosed assets which were received as a result of the settlement of electric loans. Electric systems operating income for the nine months ended February 29, 2004 decreased $40 million compared to the prior year period due to decreases in interest rates. The average yield on electric loans fell from 4.91% for the nine months ended February 28, 2003 to 4.55% for the nine months ended February 29, 2004 while average loan volume remained consistent. Telecommunications operating income is comprised of income from loans to telecommunications members. Telecommunications operating income for the nine months ended February 29, 2004 decreased $25 million compared to the prior year period. The average yield on telecommunication loans fell from 6.91% to 6.41% accounting for $18 million of the decrease while lower average loans outstanding resulted in the remaining $7 million of the decrease. Other operating income is comprised of loans to electric consumers, loans to the for-profit subsidiaries of members and other items not included in the electric or telecommunications segments. Other operating income increased from zero for the nine months ended February 28, 2003 to $12 million for the nine months ended February 29, 2004 due to the consolidation of NCSC beginning June 1, 2003.

Cost of Funds

The $18 million, or 3%, decrease in cost of funds for the nine months ended February 29, 2004 compared to the prior year period was due to a $18 million decrease due to a reduction to interest rates in the markets as compared to the prior year. Cost of funds for the nine months ended February 29, 2004 and February 28, 2003 includes an outflow of $6 million for net cash settlements related to exchange agreements that qualify as effective hedges. CFC's average cost of funding for the nine months ended February 29, 2004 was 4.51% compared to 4.69% in the prior year period. CFC's average adjusted cost of funding, which includes derivative cash settlements, for the nine months ended February 29, 2004 was 3.96% compared to 4.06% for the prior year period. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments. There was no change to the electric cost of funds for the nine months ended February 29, 2004 compared to the prior year period as the minor changes to interest rates and average loan volume were offsetting. The telecommunications cost of funds decreased $23 million for the nine months ended February 29, 2004 compared to the prior year period, $17 million of which was due to reductions in the average cost from 5.59% to 5.14% period over period. The remaining $6 million decrease was due to the 3% reduction in average loan volume. Other cost of funds increased from zero for the nine months ended February 28, 2003 to $5 million for the nine months ended February 29, 2004 due to the consolidation of NCSC beginning June 1, 2003.

Gross Margin

The gross margin earned on loans for the nine months ended February 29, 2004 was 49 basis points, a decrease of 23 basis points, or 32%, compared to 72 basis points for the nine months ended February 28, 2003. The adjusted gross margin earned on loans for the nine months ended February 29, 2004, which includes derivative cash settlements, was 104 basis points, a decrease of 31 basis points, or 23%, compared to the adjusted gross margin of 135 basis points for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment CFC makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The decrease to CFC's gross margin and adjusted gross margin was primarily due to the reductions in CFC's variable interest rates during the nine months ended February 29, 2004 without a corresponding decrease to rates in the capital markets, as well as the addition of new fixed rate loans at lower interest rates. The $35 million decrease to gross margin was due to the $39 million and $3 million decrease to electric and telecommunications gross margin, respectively, partly offset by the $7 million increase to other gross margin. By reducing the gross margin yield, CFC is effectively giving its members an immediate return of patronage capital rather than collecting the higher gross margin yield during the year and returning it at year end. This is consistent with CFC's goal as a not-for-profit, member-owned, finance cooperative, to provide its members with the lowest cost financial services.

Operating Expenses

General and administrative expenses for the nine months ended February 29, 2004 were $30 million compared to $29 million for the nine months ended February 28, 2003. General and administrative expenses represented 20 basis points of average loan volume for the nine months ended February 29, 2004, an increase of one basis point as compared to 19 basis points for the prior year period.

The loan loss provision of $4 million for the nine months ended February 29, 2004 represented a decrease of $39 million from the provision of $43 million for the prior year period. The $4 million provision required for the nine months ended February 29, 2004 was the result of a $12 million increase to the estimated loan loss allowance at February 29, 2004 versus May 31, 2003, offset by an increase of $6 million due to the June 1, 2003 consolidation of NCSC and $2 million related to the net recovery of amounts written off in prior periods. The $12 million increase to the estimated loan loss allowance for the nine months ended February 29, 2004 was primarily due to an increase in loans outstanding. As a result of consolidation, loans outstanding increased due to the addition of NCSC loans and the loan loss allowance increased due to the addition of the NCSC loan loss allowance. The loan loss provision of $43 million for the nine months ended February 28, 2003 was due to an increase of $34 million to the estimated loan loss allowance and net write-offs of $9 million. The increase of $34 million to the loan loss allowance at February 28, 2003 versus May 31, 2002, was primarily due to an increase in the loan loss allowance estimated for high risk exposures offset by a decrease in the calculated loan impairments.

The $4 million provision for the nine months ended February 29, 2004 includes an electric segment recovery of $58 million from the loan loss allowance due to a decrease in the estimated loan loss for electric loans of $62 million and a net recovery of $1 million of amounts written off in prior periods offset by a cumulative change decrease of $5 million as a result of the consolidation of NCSC. The estimated loan loss allowance for electric loans decreased due to an improved aggregate credit score for electric loans and a reduction to calculated impairments as a result of lower variable interest rates. The telecommunications segment provision of $52 million for the nine months ended February 29, 2004 was due to an increase in the amount of loan loss allowance allocated to high risk exposures. The other segment loan loss provision of $10 million was due to the consolidation of NCSC. The electric segment provision of $21 million for the nine months ended February 28, 2003 was due to an increase in the estimated loan loss allowance for electric loans of $13 million and net write-offs of $8 million.

The telecommunications segment provision of $22 million was due to an increase in the estimated loan loss allowance for telecommunications loans of $21 million and $1 million of net write-offs.

CFC reported no change in the guarantee liability for the nine months ended February 29, 2004 representing a decrease of $25 million from the provision of $25 million recorded for the prior year period. The provision of $25 million for the nine months ended February 28, 2003 was due to a refinement of the process of estimating of the guarantee liability to incorporate the improved internal risk rating system, standard corporate bond default tables and CFC's estimated recovery rates. The total guarantee liability at February 29, 2004 has decreased significantly from May 31, 2003 as a result of the consolidation of NCSC. At May 31, 2003, CFC had a total of $476 million of guarantees of NCSC debt obligations. As a result of the June 1, 2003 consolidation of NCSC, the guaranteed debt became debt of the consolidated company, which eliminated the guarantees. At February 29, 2004 and February 28, 2003, 97% and 99%, respectively, of guarantees were related to the electric segment.

Results of Operating Foreclosed Assets

In October 2002 and December 2002, CFC received assets as a result of bankruptcy settlements. CFC records the results of operating these assets as the results of operations of foreclosed assets. CFC recorded income of $3 million from the operation of foreclosed assets for the nine months ended February 29, 2004 compared to a loss of $0.3 million for the nine months ended February 28, 2003. In addition, CFC recognized an impairment loss of $9 million to reflect the decrease in the fair value of certain foreclosed assets during the nine months ended February 29, 2004. It is not management's intent to hold and operate these assets, but to preserve the value for sale at the appropriate time. On October 27, 2003, CFC sold the Denton Telecom Partners d/b/a Advantex (telecommunication assets received as part of the CoServ bankruptcy settlement) for $31 million in cash. This sale terminates CFC's responsibilities for all future operations of the telecom assets acquired in the bankruptcy settlement with CoServ.

Derivative Cash Settlements

Derivative cash settlements decreased $10 million during the nine months ended February 29, 2004 compared to the prior year period. The decrease in the interest rates related to CFC's derivatives contracts resulted in a $24 million decrease in derivative cash settlements partly offset by a $14 million increase due to the increase in the notional amount of CFC's derivative contracts. The derivative cash settlements for the period represent the net amount that CFC paid or received on its derivative contracts that do not qualify for hedge accounting. CFC is currently collecting more on its derivative contracts than it is paying.

Derivative Forward Value

During the nine months ended February 29, 2004, derivative forward value decreased $777 million compared to the prior year period. The decrease in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the nine months ended February 29, 2004 and February 28, 2003 also includes amortization of $0.2 million and $(3) million, respectively, related to the long-term debt valuation allowance and $14 million and $17 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date CFC implemented SFAS 133. These adjustments will be amortized into earnings over the remaining life of the underlying debt and related derivative contracts.

CFC is required to record the fair value of derivatives on its balance sheet with changes in the fair value of derivatives that do not qualify for hedge accounting recorded in the statement of operations as a current period gain or loss. This amount is recorded as the derivative forward value. The derivative forward value does not represent a current period cash inflow or outflow to CFC, but represents the net present value of the estimated future cash settlements, which are based on the estimate of future interest rates over the remaining life of the derivative contract. The expected future interest rates change often, causing significant changes in the recorded fair value of CFC's derivatives and volatility in the reported estimated gain or loss on derivatives in the statement of operations. Recording the forward value of derivatives results in recording only a portion of the impact on CFC's operations due to future changes in interest rates. Under GAAP, CFC is required to recognize changes in the fair value of its derivatives as a result of changes to interest rates, but there are no provisions for recording changes in the fair value of its loans as a result of changes to interest rates. As a finance company, CFC passes on its cost of funding through interest rates on loans to members. CFC has demonstrated the ability to pass on its cost of funding to its members through its ability to consistently earn an adjusted TIER in excess of the minimum 1.10 target. CFC has earned an adjusted TIER in excess of 1.10 in every year since 1981. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios.

Foreign Currency Adjustment

CFC's foreign currency adjustment increased $210 million for the nine months ended February 29, 2004 as compared to the nine months ended February 28, 2003, $257 million of which was due to the change in the exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar will cause the value of CFC's outstanding foreign denominated debt to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S.

dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated income statement, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The $257 million increase in foreign currency adjustments due to rate changes was partly offset by a loss of $47 million as a result of an increase in volume of foreign denominated debt issued after February 28, 2003. CFC has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

Operating (Loss) Margin

Operating loss for the nine months ended February 29, 2004 was $60 million, compared to operating margin of $495 million for the prior year period. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the nine months ended February 29, 2004 was $118 million, compared to $106 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment CFC makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin (loss). The adjusted operating margin increased due to the $39 million decrease to the provision for loan losses and the $25 million decrease to the provision for guarantee losses partially offset by the $45 million decrease in gross margin adjusted for cash settlements and a $6 million loss on foreclosed assets.

Cumulative Effect of Change in Accounting Principle

As a result of the implementation of FIN 46, CFC consolidated the financial results of NCSC and RTFC. CFC recorded a cumulative effect of change in accounting principle gain of $22 million on the consolidated statement of operations, representing a $3 million increase to the loan loss allowance, a $34 million decrease to the guarantee liability and a $9 million loss representing the amount by which cumulative losses of NCSC exceeded NCSC equity.

Net (Loss) Margin

Net loss for the nine months ended February 29, 2004 was $42 million, a decrease of $537 million compared to a net margin of $495 million for the prior year period. The net loss for the nine months ended February 29, 2004 and the significant decrease from the prior year period are primarily due to the changes in the estimated fair value of derivatives and the factors described above impacting operating income.

The following chart details the results for the three months ended February 29, 2004 versus February 28, 2003.

	For the three months ended
(Dollar amounts in millions)	February 29,	February 28,	Increase/
	2004	2003	(Decrease)
Operating income	$247	$260	$(13)
Cost of funds	(226)	(230)	4
Gross margin	21	30	(9)
Operating expenses:
General and administrative	(10)	(10)	-
(Provision) recovery for loan losses	(1)	24	(25)
Recovery (provision) for guarantee losses	1	(24)	25
Total operating expenses	(10)	(10)	-

Results of operations of foreclosed assets	1	-	1
Impairment loss on foreclosed assets	-	-	-
Total foreclosed assets	1	-	1
Derivative and foreign currency adjustments:
Derivative cash settlements	27	35	(8)
Derivative forward value	(58)	276	(334)
Foreign currency adjustments	115	(85)	200
Total derivative and foreign currency adjustments	84	226	(142)
Operating margin	96	246	(150)

Income tax expense	(1)	-	(1)
Minority interest - RTFC and NCSC net margin	-	-	-
Net margin	$95	$246	$(151)

TIER	1.42	2.07
Adjusted TIER (1)	1.19	1.29

(1) Adjusted to exclude the derivative forward value and foreign currency adjustments from net margin and include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart is a summary of CFC's operating results expressed as an annualized percentage of average loans outstanding for the three months ended February 29, 2004 and February 28, 2003.

	For the three months ended
	February 29,	February 28,	Increase/
	2004	2003	(Decrease)
Operating income	4.78%	5.29%	(0.51)%
Cost of funds	(4.38)%	(4.67)%	0.29%
Gross margin	0.40%	0.62%	(0.22)%
Operating expenses:
General and administrative expenses	(0.19)%	(0.20)%	0.01%
(Provision) recovery for loan losses	(0.02)%	0.49%	(0.51)%
Recovery (provision) for guarantee losses	0.02%	(0.49)%	0.51%
Total operating expenses	(0.19)%	(0.20)%	0.01%

Results of operations of foreclosed assets	0.02%	-%	0.02%
Impairment loss on foreclosed assets	-%	-%	-%
Total foreclosed assets	0.02%	-%	0.02%

Derivative and foreign currency adjustments:
Derivative cash settlements	0.52%	0.72%	(0.20)%
Derivative forward value	(1.12)%	5.58%	(6.70)%
Foreign currency adjustments	2.23%	(1.73)%	3.96%
Total derivative and foreign currency adjustments	1.63%	4.57%	(2.94)%
Operating margin	1.86%	4.99%	(3.13)%

Income tax expense	(0.02)%	-%	(0.02)%
Minority interest - RTFC and NCSC net margin	-%	-%	-%
Net margin	1.84%	4.99%	(3.15)%

Adjusted gross margin (1)	0.92%	1.34%	(0.42)%
Adjusted operating margin (2)	0.75%	1.14%	(0.39)%
______________________________________
(1) Adjusted to include derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

(2) Adjusted to exclude derivative forward value and foreign currency adjustments from the operating margin (loss). See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

Operating Income

Operating income for the quarter ended February 29, 2004 decreased by $13 million as compared to the prior year quarter. The decrease to operating income was comprised of a $24 million decrease due to lower average yield in effect during the quarter ended February 29, 2004 compared to the prior year, which was partially offset by an $11 million increase due to greater average loan volume for the same period. CFC's long-term variable and line of credit interest rates were 70 basis points lower at February 29, 2004 as compared to February 28, 2003. CFC lowered interest rates to reduce the gross spread collected on loans. The average yield on loans outstanding for the quarters ended February 29, 2004 and February 28, 2003 was 4.78% and 5.29%, respectively. The average loan volume for the quarter ended February 29, 2004 was $20,772 million, an increase of $796 million or 4% from the prior year quarter.

Electric operating income for the quarter ended February 29, 2004 decreased $7 million compared to the prior year period. The decrease to electric income was due to a decrease of $16 million as a result of a lower average yield on electric loans offset by a $9 million increase due to greater average loan volume. The average yield on electric loans fell from 4.74% for the quarter ended February 28, 2003 to 4.34% for the quarter ended February 29, 2004 while average loan volume increased 4%. Telecommunications operating income for the quarter ended February 29, 2004 decreased $10 million compared to the prior year period due to an $8 million reduction in average yield from 6.92% for the quarter ended February 28, 2003 to 6.25% for the current year period and a $2 million decrease was due to a 4% reduction in average loan volume period over period. Other operating income increased from zero for the quarter ended February 28, 2003 to $4 million for the quarter ended February 29, 2004 due to the consolidation of NCSC beginning June 1, 2003.

Cost of Funds

The cost of funding for the quarter ended February 29, 2004 represented a decrease of $4 million as compared to the prior year period. The decrease for the quarter was due to a $12 million decrease as a result of a lower average cost of funds offset by an increase of $8 million due to a larger average volume of funds outstanding for the quarter. Cost of funds for the quarter ended February 29, 2004 and February 28, 2003 include an outflow of $2 million for net cash settlements related to exchange agreements that qualify as effective hedges. The average cost of all funds used for the quarter ended February 29, 2004 was

4.38% compared to 4.67% for the prior year period. The increase to average loan volume outstanding of 4% required an increase in the total funding outstanding as compared to the prior year period. CFC's average adjusted cost of funding, which includes the derivative cash settlements, was 3.86% for the quarter ended February 29, 2004, compared to 3.95% for the prior year period.

Electric cost of funds increased by $4 million for the quarter ended February 29, 2004 compared to the prior year period. The increase was a result of an $8 million increase due to a 4% increase in average loan volume partially offset by a $4 million decrease due to a lower average cost of funding of 4.26% versus 4.37% for the prior year period. The telecommunications cost of funds decreased by $10 million, $8 million of which was due to a lower average cost of funding of 4.91% compared to 5.57% for the prior year period. The remaining $2 million decrease was due to the 4% reduction in average loan volume. Other cost of funds increased from zero for the quarter ended February 28, 2003 to $2 million for the quarter ended February 29, 2004 due to the consolidation of NCSC beginning June 1, 2003.

Gross Margin

The gross margin for the quarter ended February 29, 2004 represents a decrease of $9 million from the prior year period. The decrease is due to a $12 million decrease related to the lower gross margin spread which was partially offset by a $3 million increase related to the 4% increase in outstanding loan volume. The electric segment gross margin decreased by $11 million due to a $12 million decrease as a result of lower gross margin spread on electric loans, partially offset by a $1 million increase due to higher loan volume. The telecommunications segment gross margin remained stable. The other segment gross margin increased by $2 million due to the June 1, 2003 consolidation of NCSC.

Operating Expenses
General and administrative expenses were $10 million for the quarters ended February 29, 2004 and February 28, 2003.

For the quarter ended February 29, 2004, CFC had a loss provision of $1 million compared to a recovery from the loan loss reserve of $24 million for the prior year period. There was minimal change in the loans outstanding or overall credit quality in the quarter ended February 29, 2004. The recovery for the quarter ended February 28, 2003 was due to a reduction in the amount of reserves estimated for the general portfolio as a result of incorporating the refined internal risk ratings, standard corporate default tables and estimated recovery rates. There was a loan loss provision of $7 million for the electric segment, a provision of $4 million for the other segment and a recovery of $11 million for the telecommunications segment for the quarter ended February 29, 2004. The electric loss provision was due to the increase in electric loan volume. The other loss provision was due to an increase in reserves estimated for higher risk exposure in the other segment. The telecommunications recovery from the reserve was due to a decrease in telecommunications loan volume. There was a $3 million recovery from the electric loss reserve and a $21 million recovery from the telecommunications loss reserve for the quarter ended February 28, 2003.

CFC reported a recovery of $1 million from the guarantee liability for the quarter ended February 29, 2004 compared to a guarantee liability provision of $24 million for the prior year period. For the quarter ended February 29, 2004, there was a decrease in guarantees outstanding, which resulted in a decrease to the total guarantee liability of $1 million. For the quarter ended February 28, 2003, there was an increase of $24 million to the total guarantee liability.

Derivative Cash Settlements

For the quarter ended February 29, 2004, derivative cash settlements decreased $8 million compared to the prior year period. Derivative cash settlements decreased $12 million due to the decrease in the interest rates related to CFC's derivatives contracts partly offset by a $4 million increase resulting from the increase in the notional amount of CFC's derivative contracts.

Derivative Forward Value

Derivative forward value decreased $334 million for the quarter ended February 29, 2004 compared to the prior year period. The decrease in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the quarter ended February 29, 2004 and February 28, 2003 also includes amortization of $0.1 million and $(1) million, respectively, related to the long-term debt valuation allowance and $4 million and $6 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001.

Foreign Currency Adjustment

For the quarter ended February 29, 2004, foreign currency adjustments increased $200 million compared to the prior year period. Foreign currency adjustments increased $221 million due to the change in exchange rates. The $221 million increase in foreign currency adjustments was partly offset by $21 million related to the increase in amount of foreign denominated debt outstanding.

Net Margin

Net margin for the quarter ended February 29, 2004 was $95 million, a decrease of $151 million compared to the prior year quarter. The adjusted net margin, which excludes derivative forward value and foreign currency adjustments, for the quarter ended February 29, 2004 was $38 million, compared to $55 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment CFC makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its net margin.

Liquidity and Capital Resources

Assets

At February 29, 2004, CFC had $21,986 million in total assets, an increase of $958 million, or 5%, from the balance of $21,028 million at May 31, 2003. Net loans outstanding to members totaled $20,091 million at February 29, 2004, an increase of $1,118 million compared to a total of $18,973 million at May 31, 2003. Net loans represented 91% and 90% of total assets at February 29, 2004 and May 31, 2003, respectively. The remaining assets, $1,895 million and $2,055 million at February 29, 2004 and May 31, 2003, respectively, consisted of other assets to support CFC's operations, primarily cash and cash equivalents, derivative assets and foreclosed assets. Included in assets at February 29, 2004 and May 31, 2003 is $843 million and $1,160 million, respectively, of derivative assets. Derivative assets decreased by $317 million due to a projected increase to future interest rates. Foreclosed assets of $261 million and $336 million at February 29, 2004 and May 31, 2003, respectively, relate to assets received from borrowers as part of bankruptcy and/or loan settlements. Foreclosed assets decreased by $75 million due to the sale of telecommunications assets received as part of the CoServ bankruptcy settlement and principal payments on the real estate note portfolio. Unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

Loans to Members

Net loan balances increased by $1,118 million, or 6%, from May 31, 2003 to February 29, 2004. Gross loans increased by $1,130 million, and the allowance for loan losses increased by $12 million, compared to the prior year end. As a percentage of the portfolio, long-term loans represented 94% of total loans at February 29, 2004 and at May 31, 2003 (including secured long-term loans classified as restructured and non-performing). The remaining 6% at February 29, 2004 and May 31, 2003 consisted of secured and unsecured intermediate-term and line of credit loans.

Long-term fixed rate loans represented 70% and 68% of total long-term loans at February 29, 2004 and May 31, 2003, respectively. Loans converting from a variable rate to a fixed rate for the nine months ended February 29, 2004 totaled $1,583 million, which was offset by $1,218 million of loans that converted from a fixed rate to a variable rate. For the nine months ended February 28, 2003, loans converting from a variable rate to a fixed rate totaled $1,368 million, which was offset by $414 million of loans that converted from the fixed rate to the variable rate. This resulted in a net conversion of $365 million from a variable rate to a fixed rate for the nine months ended February 29, 2004, compared to a net conversion of $954 million for the nine months ended February 28, 2003. Approximately 66% of total loans carried a fixed rate of interest at February 29, 2004 compared to 64% at May 31, 2003.

The increase in total loans outstanding at February 29, 2004 as compared to May 31, 2003 was due primarily to the $1,116 million increase in long-term loans, $35 million in short-term loans and $11 million increase in RUS guaranteed loans offset by decreases of $28 million in intermediate-term loans and $4 million in non-performing and restructured loans. Loans outstanding to electric systems increased by $1,025 million and CFC added $340 million of other loans related to the consolidation of NCSC, while loans outstanding to telecommunications systems decreased by $235 million. The increase to electric systems was due to increases of $1,140 million to distribution systems and $176 million to power supply members offset by a decrease of $291 million to associate and service members. The increase to distribution system loans outstanding was due to the refinancing of 5% RUS loans that have a remaining maturity of 10 years or less. The consolidation of NCSC was the reason for the decrease to associate and service loans as the loans from CFC to NCSC are eliminated in consolidation. NCSC had outstanding at February 29, 2004, $33 million in loans to distribution systems, $136 million in loans to power supply systems and $340 million in loans to consumers and other entities associated with electric cooperatives.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC provides credit products (loans, financial guarantees and letters of credit) to its members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunications organizations and associated affiliates.

The following chart summarizes loans and guarantees outstanding by member class at February 29, 2004 and May 31, 2003.

(Dollar amounts in millions)	February 29, 2004		May 31, 2003
Electric systems:
Distribution	$12,610	57%	$11,488	54%
Power supply	4,019	18%	3,922	18%
Associate & service members	249	1%	1,030	5%
Total electric systems	16,878	76%	16,440	77%
Telecommunications systems	4,718	22%	4,948	23%
Other	369	2%	-	-
Total	$21,965	100%	$21,388	100%

The following table summarizes CFC's telecommunications loan and guarantee portfolio as of February 29, 2004 and May 31, 2003.

(Dollar amounts in millions)	February 29, 2004		May 31, 2003
Rural local exchange carriers	$3,692	78%	$3,831	77%
Wireless providers	282	6%	335	7%
Long distance carriers	309	7%	324	7%
Fiber optic network providers	174	4%	191	4%
Cable television providers	177	4%	185	4%
Competitive local exchange carriers	68	1%	64	1%
Other	16	-	18	-
Total	$4,718	100%	$4,948	100%

CFC's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa, Guam and the U.S. Virgin Islands.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At February 29, 2004, the total exposure outstanding to any one borrower or controlled group did not exceed 3.0% of total loans and guarantees outstanding compared to 3.4% at May 31, 2003. At February 29, 2004 and May 31, 2003, CFC had $4,499 million and $4,768 million, respectively, in loans, and $166 million and $610 million, respectively, in guarantees, outstanding to its ten largest borrowers. The amounts outstanding to the ten largest borrowers at February 29, 2004 and May 31, 2003 represented 22% and 24% of total loans outstanding, respectively, and 12% and 32% of total guarantees outstanding, respectively. Total credit exposure to the ten largest borrowers at February 29, 2004 and May 31, 2003 was $4,665 million and $5,378 million and represented 21% and 25%, respectively, of total loans and guarantees outstanding. At February 29, 2004, the ten largest borrowers included two distribution systems, three power supply systems and five telecommunications systems. At May 31, 2003, the ten largest borrowers included two distribution systems, two power supply systems, one service organization and five telecommunications systems.

Credit Limitation

CFC, RTFC and NCSC each have policies that limit the amount of credit that can be extended to borrowers. All three policies establish an amount of credit that may be extended to each borrower based on an internal risk rating system. The level of credit that may be extended is the same at CFC and RTFC. The amount of credit for each level of risk rating in the NCSC policy is significantly lower due to the difference in the size of NCSC's balance sheet versus the balance sheets of CFC and RTFC and the types of businesses to which NCSC lends.

For the nine months ended February 29, 2004, CFC, RTFC and NCSC approved new loan and guarantee facilities totaling approximately $569 million to 11 borrowers that had a total or unsecured exposure in excess of the limits set forth in the credit limitation policy. CFC approved loan and guarantee facilities totaling $564 million to 10 borrowers and RTFC approved a loan facility totaling $5 million to one borrower in excess of its established credit limits. There were no additional credit facilities approved to NCSC borrowers in excess of their established credit limits during the nine months ended February 29, 2004.

Of the $569 million in loans approved during the nine months ended February 29, 2004, $261 million were refinancings or renewals of existing loans and $57 million were bridge loans that must be paid off once the borrower obtains long-term financing from RUS.

CFC's credit limitation policy sets the limit on CFC's total exposure and unsecured exposure to the borrower based on CFC's assessment of the borrower's risk profile. The board of directors must approve new loan requests from a borrower with a total exposure or unsecured exposure in excess of the limits in the policy.

Total exposure, as defined by the policy, includes the following:
*	loans outstanding, excluding loans guaranteed by RUS,
*	CFC guarantees of the borrower's obligations,
*	unadvanced loan commitments, and
*	borrower guarantees to CFC of another borrower's debt.

Security Provisions

Except when providing lines of credit and certain intermediate-term loans, CFC typically lends to its members on a senior secured basis. At February 29, 2004, a total of $1,684 million of loans were unsecured representing 8% of total loans. At May 31, 2003, a total of $1,696 million of loans were unsecured representing 9% of total loans. CFC's long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. At February 29, 2004 and May 31, 2003, a total of $96 million and $94 million of guarantee reimbursement obligations were unsecured, respectively, representing 7% and 5% of total guarantees, respectively. Guarantee reimbursement obligations are typically secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At February 29, 2004 and May 31, 2003, CFC had a total of $1,780 million and $1,790 million, respectively, of unsecured loans and guarantees representing 8% of total loans and guarantees.

Non-performing Loans
CFC classifies a borrower as non-performing when any one of the following criteria are met:
*	principal or interest payments on any loan to the borrower are past due 90 days or more,
*	as a result of court proceedings, repayment on the original terms is not anticipated, or
*	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At February 29, 2004, CFC had non-performing loans in the amount of $2 million outstanding. All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income. At May 31, 2003, CFC had no outstanding loans classified as non-performing.

Restructured Loans

Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cash flows. CFC will make a determination on each restructured loan with regard to the accrual of interest income on the loan. The initial decision is based on the terms of the restructure agreement and the anticipated performance of the borrower over the term of the agreement. CFC will periodically review the decision to accrue or not to accrue interest income on restructured loans based on the borrower's past performance and current financial condition. At February 29, 2004 and May 31, 2003, restructured loans totaled $623 million and $629 million, respectively.

At February 29, 2004 and May 31, 2003, CFC had a total of $623 million and $628 million in loans outstanding to CoServ, respectively. At May 31, 2003, all loans to CoServ were classified as restructured and CFC will maintain the restructured CoServ loan on non-accrual status in the near term. Total loans to CoServ at February 29, 2004 and May 31, 2003 represented 2.8% and 2.9%, respectively, of CFC's total loans and guarantees outstanding.

To date, CoServ has made all required payments under the restructured loan. Under the agreement, CoServ will be required to make quarterly payments to CFC through 2037. Under the agreement, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC under its restructure agreement. As of February 29, 2004, no amounts have been advanced to CoServ under this loan facility.

Loan Impairment

On a quarterly basis, CFC reviews all non-performing and restructured borrowers, as well as some additional borrowers, to determine if the loans to the borrower are impaired and/or to update the impairment calculation. CFC calculates an impairment for a borrower based on the expected future cash flow or the fair value of any collateral held by CFC as security for loans to the borrower. In some cases, to estimate future cash flow, CFC is required to make certain assumptions regarding, but not limited to, the following:

*	interest rates,
*	court rulings,
*	changes in collateral values,
*	changes in economic conditions in the area in which the cooperative operates, and
*	changes to the industry in which the cooperative operates.

As events related to the cooperative take place and economic conditions and CFC's assumptions change, the impairment calculations will change. CFC adjusts the amount of its loan loss allowance specifically reserved to cover the calculated impairments on a quarterly basis based on the most current information available. At February 29, 2004 and May 31, 2003, CFC had specifically reserved a total of $118 million and $164 million, respectively, to cover impaired loans.

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

CFC's corporate credit committee makes recommendations to CFC's board of directors to approve all write-offs of loan balances. Under current policy, CFC's board of directors is required to approve all loan write-offs. In making its recommendation to write off all or a portion of a loan balance, CFC's corporate credit committee considers various factors including cash flow analysis and collateral securing the borrower's loans. Since inception in 1969, CFC has recorded write-offs totaling $146 million and recoveries totaling $31 million for a net loan loss amount of $115 million. In the past five fiscal years and the first nine months of fiscal year 2004, CFC has recorded write-offs totaling $112 million and recoveries totaling $28 million for a net loan loss of $84 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses. The following chart presents a summary of the allowance for loan losses.

	For the nine months ended and as of		For the year ended and as of
	February 29,	February 28,	May 31,
(Dollar amounts in millions)	2004	2003	2003
Beginning balance	$511	$478	$478
Provision for loan losses	4	43	43
Change in allowance due to consolidation (1)	6	-	-
Net recoveries (write-offs)	2	(9)	(10)
Ending balance	$523	$512	$511

Loan loss allowance by segment:
Electric	$275	$353	$336
Telecommunications	216	159	175
Other	32	-	-
Total	$523	$512	$511

As a percentage of total loans outstanding	2.54%	2.60%	2.63%
As a percentage of total non-performing loans outstanding	29,342.10%	N/A	N/A
As a percentage of total restructured loans outstanding	83.97%	80.00%	81.26%

(1) Represents the impact of consolidating NCSC including the increase to CFC's loan loss allowance recorded as a cumulative effect of change in accounting principle, net of the beginning balance of NCSC's loan loss allowance.

The $12 million increase to the loan loss allowance at February 29, 2004 compared to May 31, 2003 is due to increases to the telecommunications and other loan loss allowance of $41 million and $32 million, respectively, offset by the $61 million decrease in the electric loan loss allowance. The increase to the telecommunications loan loss allowance was due to the increase in the allowance for loans classified as high risk. The increase in the other loan loss allowance was due to the increase in loans as a result of the consolidation of NCSC on June 1, 2003. The electric loan loss allowance decreased primarily as a result of a decrease in calculated impairment. The $11 million increase to the loan loss allowance at February 29, 2004 compared to February 28, 2003 is due to the reasons noted above.

Liabilities, Minority Interest and Equity
Liabilities, minority interest and equity totaled $21,986 million at February 29, 2004, an increase of $958 million or 5% from the balance of $21,028 million at May 31, 2003.

Liabilities

Total liabilities at February 29, 2004, were $21,147 million, an increase of $1,050 million from $20,097 million at May 31, 2003. The increase to liabilities was due to increases in notes payable due in one year of $306 million, long-term debt of $896 million, accrued interest payable of $82 million and other liabilities of $35 million offset by decreases in derivative liabilities of $113 million, guarantee liability of $34 million, subordinated deferrable debt of $100 million and subordinated certificates of $22 million.

Notes Payable and Long-Term Debt
The following chart provides a breakout of debt outstanding.

(Dollar amounts in millions)	February 29, 2004	May 31, 2003	Increase/(Decrease)
Notes payable:
Commercial paper (1)	$2,787	$1,886	$901
Bank bid notes	100	100	-
Long-term debt with remaining maturities less than one year	2,915	2,911	4
Foreign currency valuation account	-	150	(150)
Notes payable reclassified as long-term (4)	(4,400)	(3,951)	(449)
Total notes payable	1,402	1,096	306
Long-term debt:
Collateral trust bonds	5,591	5,993	(402)
Long-term notes payable	118	-	118
Medium-term notes	6,504	5,882	622
Foreign currency valuation account	285	176	109
Notes payable reclassified as long-term (4)	4,400	3,951	449
Long-term debt valuation allowance	(1)	(1)	-
Total long-term debt	16,897	16,001	896
Subordinated deferrable debt	550	650	(100)
Members' subordinated certificates	1,686	1,708	(22)
Total debt outstanding	$20,535	$19,455	$1,080

Percentage of fixed rate debt (2)	69%	64%
Percentage of variable rate debt (3)	31%	36%
Percentage of long-term debt	93%	94%
Percentage of short-term debt	7%	6%
(1) Includes $189 million and $111 million related to the daily liquidity fund at February 29, 2004 and May 31, 2003, respectively.

(2) Includes fixed rate collateral trust bonds, medium-term notes and subordinated deferrable debt plus commercial paper with rates fixed through interest rate exchange agreements and less any fixed rate debt that has been swapped to variable.

(3) The rate on commercial paper notes does not change once the note has been issued. However, the rates on new commercial paper notes change daily and commercial paper notes generally have maturities of less than 90 days. Therefore, commercial paper notes are considered to be variable rate debt by CFC. Also included are variable rate collateral trust bonds and medium-term notes.

(4) Reclassification of notes payable to long-term debt is based on CFC's ability to borrow under its revolving credit agreements and refinance notes payable on a long-term basis, subject to the conditions therein.

The notes payable increased due to an increase of $901 million in commercial paper and daily liquidity fund balances offset by an increase of $449 million to the amount of notes payable supported by revolving credit agreement reclassified to long-term debt and a decrease of $146 million to long-term debt due within one year. Approximately $242 million of the increase to commercial paper outstanding was due to the consolidation of NCSC. Long-term debt increased due to an increase of $449 million of short-term debt reclassified to long-term, the addition of $118 million of NCSC long-term notes payable in consolidation and the net increase of $731 million to the balance of medium-term notes with maturities of greater than twelve months outstanding, offset by the decrease of $402 million to collateral trust bonds with maturities greater than twelve months. Subordinated deferrable debt decreased $100 million due to the redemption of the 7.375% quarterly income capital securities in October 2003 totaling $200 million offset by the issuance of $100 million of 6.10% subordinated notes in February 2004.

At February 29, 2004 and May 31, 2003, CFC had a total of $1,391 million and $1,588 million, respectively, of foreign denominated debt. As a result of issuing debt in foreign currencies, CFC must adjust the value of the debt reported on the consolidated balance sheet for changes in foreign currency exchange rates since the date of issuance. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt for the current period is reported on the consolidated statement of operations as foreign currency adjustments. At the time of issuance of all foreign denominated debt, CFC enters into a cross currency or cross currency interest rate exchange agreements to fix the exchange rate on all principal and interest payments through maturity. At February 29, 2004 and May 31, 2003, cross currency exchange agreements with a total notional amount of $390 million in which CFC receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency exchange agreements to the critical terms of the hedged debt. CFC's effective cashflow hedges are deemed to be effective as the payment dates match exactly to the payments on the hedged debt throughout the terms of the agreements.

Members' Subordinated Certificates
The following chart provides a breakout of members' subordinated certificates outstanding.

(Dollar amounts in millions)	February 29, 2004	May 31, 2003	Increase/(Decrease)
Members' subordinated certificates:
Membership certificates	$649	$644	$5
Loan certificates	895	881	14
Guarantee certificates	142	183	(41)
Total members' subordinated certificates	$1,686	$1,708	$(22)

As a condition of becoming a CFC member, CFC requires the purchase of membership subordinated certificates. The majority of membership subordinated certificates outstanding and all new membership subordinated certificates have an original maturity of 100 years and pay interest at 5%. Members may be required to purchase subordinated certificates with each new loan and guarantee, based on the borrower's internal leverage ratio with CFC. Subordinated certificates are junior to all debt issued by CFC.

The decrease to members' subordinated certificates of $22 million for the nine months ended February 29, 2004 is primarily due to a reduction of $41 million of certificates held by NCSC and eliminated in consolidation offset by $19 million of new certificates purchased by members as a condition to new loan advances. At February 29, 2004, NCSC had an investment of $41 million in CFC subordinated certificates. The NCSC investment in CFC subordinated certificates is eliminated as an intercompany transaction in consolidation at February 29, 2004.

Minority Interest

Minority interest on the consolidated balance sheet at February 29, 2004 was $71 million. There was no minority interest reported at May 31, 2003. The minority interest reported at February 29, 2004 represents the RTFC and NCSC members' equity. In consolidation, the amount of the subsidiary equity that is owned or due to investors other than the parent company is shown as minority interest. CFC does not own any interest in RTFC and NCSC, but is required to consolidate under FIN 46 as it is the primary beneficiary of a variable interest in RTFC and NCSC. RTFC and NCSC are determined to be variable interest entities because they are very thinly capitalized, dependent on CFC for all funding and operated by CFC under a management agreement. CFC is considered to be the primary beneficiary of variable interests in RTFC and NCSC due to a guarantee agreement, under which it is responsible for absorbing the majority of expected losses. At May 31, 2003, CFC and RTFC were combined, which results in the addition of the equity of both companies after the elimination of intercompany transactions. On June 1, 2003, a total $89 million of RTFC equity was reclassified from the combined equity at May 31, 2003 to minority interest. Minority interest was impacted during the nine months ended February 29, 2004 by the retirement of RTFC patronage capital to RTFC members totaling $20 million in January 2004 and the minority interest - RTFC and NCSC net margin of $2 million as reported in the consolidated statement of operations.

Equity
The following chart provides a breakout of the equity balances.

(Dollar amounts in millions)	February 29, 2004	May 31, 2003	Increase/(Decrease)
Membership fees	$1	$1	$-
Education fund	1	2	(1)
Members' capital reserve	90	90	-
Allocated net margin	221	361	(140)
Unallocated margin	135	-	135
Total members' equity	448	454	(6)
Prior year cumulative derivative forward
value and foreign currency adjustments (1)	523	10	513
Current period derivative forward value (1)	(244)	757	(1,001)
Current period foreign currency adjustments (1)	67	(243)	310
Total retained equity	794	978	(184)
Accumulated other comprehensive loss (1)	(26)	(47)	21
Total equity	$768	$931	$(163)

(1) Items related to the adoption of SFAS 133 and adjustments to value debt denominated in foreign currencies at the reporting date.

Applicants are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to one thousand dollars depending on the membership class. CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net margin to its members. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At that time, CFC's board of directors allocates its net margin to its members in the form of patronage capital and to board approved reserves. Currently, CFC has two such board approved reserves, the education fund and the members' capital reserve. CFC adjusts the net margin it allocates to its members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52. CFC allocates a small portion, less than 1%, of adjusted net margin annually to the education fund as required by cooperative law. Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state. The board of directors determines the amount of adjusted net margin that is allocated to the members' capital reserve, if any. The members' capital reserve represents margins that are held by CFC to increase equity retention. The margins held in the members' capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by CFC's board of directors. All remaining adjusted net margin is allocated back to CFC's members in the form of patronage capital. CFC bases the amount of adjusted net margin allocated to each member on the members' patronage of the CFC lending programs in the year that the adjusted net margin was earned. Members recognize allocations in the form of patronage capital as income when allocated by CFC. There is no impact on CFC's total equity as a result of allocating the annual adjusted net margin to members in the form of patronage capital or to board approved reserves. CFC annually retires a portion of the patronage capital allocated to members in prior years. CFC's total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board approved reserves.

At February 29, 2004, equity totaled $768 million, a reduction of $163 million from May 31, 2003. During the nine months ended February 29, 2004, a total of $89 million of RTFC equity was reclassified as minority interest, CFC retired a total of $52 million of patronage capital to its members (other than RTFC and NCSC), NCSC patronage capital of $1 million was eliminated in consolidation, and net loss for the nine months ended February 29, 2004 of $42 million was offset by a reduction to the other comprehensive loss related to derivatives of $21 million.

Contractual Obligations
The following table summarizes CFC's contractual obligations at February 29, 2004 and the related principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding						Remaining
Instrument	Balance	2004	2005	2006	2007	2008	Years
Notes payable (1)	$5,802	$3,870	$1,932	$-	$-	$-	$-
Long-term debt (2)	12,497	-	455	3,401	1,614	1,063	5,964
Subordinated deferrable debt	550	-	-	-	-	-	550
Members' subordinated certificates (3)	1,061	-	11	33	18	6	993
Total contractual obligations	$19,910	$3,870	$2,398	$3,434	$1,632	$1,069	$7,507

(1) Includes commercial paper, bank bid notes and long-term debt due in less than one year prior to reclassification of $4,400 million to long-term debt.
(2) Excludes $4,400 million reclassification from notes payable and $(1) million for the long-term debt valuation allowance.

(3) Excludes loan subordinated certificates totaling $625 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus CFC is unable to maintain an amortization schedule for these certificates. Over the past three years, annual amortization on these certificates has averaged $27 million. In fiscal year 2003, amortization represented 5% of amortizing loan subordinated certificates outstanding.

Off-Balance Sheet Obligations

Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment.

(Dollar amounts in millions)	February 29, 2004	May 31, 2003	Increase/ (Decrease)
Long-term tax-exempt bonds	$788	$900	$(112)
Debt portions of leveraged lease transactions	15	34	(19)
Indemnifications of tax benefit transfers	165	185	(20)
Letters of credit	310	314	(4)
Other guarantees	73	471	(398)
Total	$1,351	$1,904	$(553)

Electric	$1,312	$1,899	$(587)
Telecommunications	10	5	5
Other	29	-	29
Total	$1,351	$1,904	$(553)

The decrease in total guarantees outstanding at February 29, 2004 compared to May 31, 2003 was due primarily to the consolidation of NCSC, normal amortization on tax-exempt bonds and tax benefit transfers. At May 31, 2003, CFC had guaranteed $476 million of NCSC debt obligations. In consolidation the NCSC debt is brought onto the balance sheet which eliminates the guarantee, as the consolidated company cannot guarantee its own debt obligations. Thus the $476 million of guarantees of NCSC debt obligations were eliminated and $29 million of NCSC guarantees of its members' obligations were added to the total consolidated guarantees.

At February 29, 2004 and May 31, 2003, CFC had recorded a guarantee liability totaling $20 million and $54 million, respectively, which represents CFC's contingent and non-contingent exposure related to its guarantees of its members' debt obligations. CFC's contingent guarantee liability at February 29, 2004 and May 31, 2003 totaled $19 million and $53 million, respectively, based on management's estimate of CFC's exposure to losses within the guarantee portfolio. At February 29, 2004 and May 31, 2003, 90% and 100% of the contingent guarantee liability, respectively, was in the electric segment. The remaining 10% at February 29, 2004 was for the other segment. CFC uses factors such as internal borrower risk rating, maturity periods, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The decrease in the contingent guarantee liability of $34 million is primarily due to the decrease in guarantee exposure due to the consolidation of NCSC debt that is guaranteed by CFC on June 1, 2003. The remaining $1 million of the total guarantee liability at February 29, 2004 and May 31, 2003 relates to CFC's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. CFC's non-contingent obligation is estimated based on guarantee fees received for guarantees issued. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. CFC has recorded a non-contingent obligation for all new guarantees since January 1, 2003 in accordance with FIN No. 45, Grantors Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB

Interpretation No. 34). CFC received and deferred fees of $0.5 million for each of the periods from January 1, 2003 to May 31, 2003 and for the nine months ended February 29, 2004, related to new guarantees issued during the periods.

The following table summarizes CFC's off-balance sheet obligations at February 29, 2004 and the related principal amortization and maturities by fiscal year.

(Dollar amounts in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2004	2005	2006	2007	2008	Years
Guarantees (1)	$1,351	$77	$195	$125	$105	$82	$767

(1) On a total of $731 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Unadvanced Commitments

At February 29, 2004, CFC had unadvanced commitments totaling $11,493 million, a decrease of $196 million compared to the balance of $11,689 million at May 31, 2003. Unadvanced commitments include loans approved by CFC for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most of these commitments. Approximately 49% and 48% of the outstanding commitments at February 29, 2004 and May 31, 2003, respectively, were for short-term or line of credit loans. In addition, at February 29, 2004 and May 31, 2003, 34% and 33%, respectively, of outstanding commitments had been established under the Power Vision Program. Under this program, CFC performed a review of the majority of its distribution borrowers and pre-approved them for a certain amount of loans. Amounts approved but not advanced are available for a period of five years. All above mentioned credit commitments contain material adverse change clauses, thus to qualify for the advance of funds under all commitments, CFC must be satisfied that there has been no material change since the loan was approved.

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

Ratio Analysis

Leverage Ratio

The leverage ratio is calculated by dividing total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at February 29, 2004 was 29.29, an increase from 23.64 at May 31, 2003. The increase in the leverage ratio is due to an increase of $1,050 million to total liabilities and a decrease of $163 million in equity offset by a decrease of $553 million in guarantees, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital Resources". For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, CFC adjusts the leverage ratio calculation to exclude derivative liabilities, foreign currency valuation account, to use members' equity rather than total equity and to include subordinated deferrable debt and subordinated certificates as equity. For internal management purposes, CFC adjusts the leverage ratio calculation to include minority interest as equity, but, for the covenant calculations, minority interest is classified as a liability. At February 29, 2004 and May 31, 2003, the adjusted leverage ratio was 7.06 and 6.65, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its leverage ratio calculation. The increase in the adjusted leverage ratio is due to an increase in adjusted liabilities of $1,315 million and a decrease in adjusted equity of $58 million offset by a decrease of $553 million in guarantees. The decrease to adjusted equity is due to the early redemption of $200 million of subordinated deferrable debt and the retirement of allocated margins offset by the issuance of $100 million of subordinated deferrable debt and year to date adjusted net margin. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with contractual obligations and maintaining acceptable financial ratios.

Debt to Equity Ratio

The debt to equity ratio is calculated by dividing total liabilities outstanding by total equity. The debt to equity ratio, based on this formula, at February 29, 2004 was 27.53, an increase from 21.59 at May 31, 2003. The increase in the debt to equity ratio was due to decreases of $163 million in equity and an increase of $1,050 million to total liabilities, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital

Resources". For internal management purposes, CFC adjusts the debt to equity ratio calculation to exclude the derivative liabilities, foreign currency valuation account, to use members' equity rather than total equity and to include subordinated deferrable debt, subordinated certificates and minority interest as equity. At February 29, 2004 and May 31, 2003, the adjusted debt to equity ratio was 6.57 and 5.97, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its debt to equity ratio calculation. The increase in the adjusted debt to equity ratio is due to an increase in adjusted liabilities of $1,315 million and a decrease in adjusted equity of $58 million. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with contractual obligations and maintaining acceptable financial ratios.

CFC's management is committed to maintaining the adjusted leverage and adjusted debt to equity ratios within a range required for a strong credit rating. CFC's policy regarding the purchase of loan subordinated certificates requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% of the loan for distribution systems, 7% of the loan for power supply systems and 10% of the loan for all other systems. For non-standard credit facilities, the borrower is required to purchase interest bearing certificates in amounts determined appropriate by CFC based on the circumstances of the transaction. CFC also created a members' capital reserve, in which a portion of the adjusted net margin is held annually rather than allocated back to the members. CFC can allocate the members' capital reserve back to its members if it chooses. CFC's management will continue to monitor the adjusted leverage and adjusted debt to equity ratios. If required, additional policy changes will be made to maintain the adjusted ratios within an acceptable range.

Revolving Credit Agreements

At February 29, 2004 and May 31, 2003, CFC had three revolving credit agreements totaling $3,951 million and $3,806 million, respectively, which were used principally to provide liquidity support for CFC's outstanding commercial paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser. Under a three-year agreement in effect at February 29, 2004 and May 31, 2003, CFC could borrow $1,028 million. This agreement was scheduled to terminate on August 8, 2004. At February 29, 2004 and May 31, 2003 there were two 364-day agreements totaling $2,923 million and $2,778 million, respectively. The two 364-day agreements in place at May 31, 2003 were replaced on June 30, 2003. Under one 364-day agreement, the amount that CFC could borrow increased from $2,378 million at May 31, 2003 to $2,523 million at February 29, 2004. There was no change to the amount of the second 364-day agreement for $400 million. Both 364-day agreements had a revolving credit period that was scheduled to terminate on June 28, 2004 during which CFC could borrow, and such borrowings could be converted to a one-year term loan at the end of the revolving credit period.

The revolving credit agreements required CFC to achieve a times interest earned ratio over the six most recent fiscal quarters of at least 1.025 and prohibited the retirement of patronage capital unless CFC achieved a times interest earned ratio of at least 1.05 for the preceding fiscal year. The times interest earned ratio was calculated by adding the cost of funds adjusted to include the derivative cash settlements to net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements, as defined by each agreement. The revolving credit agreements prohibited CFC from incurring senior debt in an amount in excess of ten times the sum of subordinated deferrable debt, members' subordinated certificates and total equity. For the purpose of the revolving credit agreements, net margin, senior debt and total equity were adjusted to exclude the non-cash adjustments related to SFAS 133 and 52. Senior debt included guarantees; however, it excluded:

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

Subsequent to the end of the quarter, the three revolving credit agreements in place at February 29, 2004 were replaced on March 30, 2004 with three new agreements totaling $4,400 million. CFC replaced its three-year agreement in effect at February 29, 2004 totaling $1,028 million with a new three-year agreement totaling $1,650 million and expiring on March 30, 2007. The two 364-day agreements in place at February 29, 2004 were replaced with two 364-day agreements totaling $2,750 million. Under one 364-day agreement, the amount that CFC could borrow decreased from $2,523 million at February 29, 2004 to $1,650 million. Under the other 364-day agreement, the amount that CFC could borrow increased from $400 million at February 29, 2004 to $1,100 million. Both 364-day agreements have a revolving credit period that terminates on March 29, 2005 during which CFC can borrow, and such borrowings outstanding at that date may be converted to a one-year term loan at the end of the revolving credit period with a 0.250 of 1% per annum fee on the outstanding principal amount of the term loan. The facility fee for the three-year facility is 0.100 of 1% per annum based on the pricing schedules in place at March 30, 2004. The facility fee for the 364-day facilities is 0.085 of 1% per annum based on the pricing schedules in place at March 30, 2004. Up-front fees between 0.070 to 0.160 of 1% were paid to the banks based on their commitment level in each of the agreements, totaling in aggregate $4 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of 0.150 of 1% must be paid on the outstanding balance.

Under the new credit agreements, the times interest earned ratio represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of subordinated deferrable debt, members' subordinated certificates, minority interest and total equity. The definition of senior debt is the same as the definition under the credit agreements in place at February 29, 2004. For the purpose of the revolving credit agreements, net margin, senior debt and total equity exclude the non-cash adjustments related to SFAS 133 and 52.

As of February 29, 2004 and May 31, 2003, CFC was in compliance with all covenants and conditions under its revolving credit agreements in place at that time, as well as under the new credit agreements entered into on March 30, 2004 and there were no borrowings outstanding under such agreements.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligation to fund under the terms of the agreements.

Based on the ability to borrow under the bank line facilities, CFC classified $4,400 million and $3,951 million, respectively, of its notes payable outstanding as long-term debt at February 29, 2004 and May 31, 2003.

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

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is CFC's policy to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At February 29, 2004, CFC had $13,581 million of fixed rate assets amortizing or repricing, funded by $11,242 million of fixed rate liabilities maturing during the next 30 years and $2,159 million of members' equity and members' subordinated certificates, a portion of which do not have a scheduled maturity. The difference, $180 million or 1% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, and commercial paper, CFC's liabilities have average maturities that closely match the repricing terms (but not the maturities) of CFC's fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at February 29, 2004.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of February 29, 2004

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$112	$4,408	$2,832	$3,386	$2,313	$530	$13,581
Total assets	$112	$4,408	$2,832	$3,386	$2,313	$530	$13,581

Liabilities and members' equity:
Long-term debt	$17	$4,052	$2,348	$3,137	$1,117	$571	$11,242
Subordinated certificates	11	260	208	175	725	126	1,505
Members' equity (1)	-	-	84	-	570	-	654
Total liabilities and members' equity	$28	$4,312	$2,640	$3,312	$2,412	$697	$13,401

Gap (2)	$(84)	$(96)	$(192)	$(74)	$99	$167	$(180)
Cumulative gap	$(84)	$(180)	$(372)	$(446)	$(347)	$(180)
Cumulative gap as a % of total assets	(0.38)%	(0.82)%	(1.69)%	(2.03)%	(1.58)%	(0.82)%
Cumulative gap as a % of adjusted total assets (3)	(0.40)%	(0.85)%	(1.76)%	(2.11)%	(1.64)%	(0.85)%

__________________________________________
(1)	See "Non-GAAP Financial Measures" for further explanation of why CFC uses members' equity rather than total equity in its analysis of the funding of its loan portfolio.
(2)	Liabilities and members' equity less assets.
(3)	Adjusted total assets represents total assets in the consolidated balance sheet less derivative assets.

Derivative and Financial Instruments

At February 29, 2004 and May 31, 2003, CFC was a party to interest rate exchange agreements with a total notional amount of $15,367 million and $15,345 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically change the interest rate on $7,317 million as of February 29, 2004 and $6,595 million as of May 31, 2003 of debt used to fund long-term fixed rate loans from a variable rate to a fixed rate. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $8,050 million of collateral trust bonds and medium-term notes as of February 29, 2004 and May 31, 2003. CFC was also using interest rate exchange agreements to minimize the variance between the three-month LIBOR rate and CFC's commercial paper rate totaling $700 million at May 31, 2003. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of February 29, 2004 and May 31, 2003, CFC was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,106 million and $1,262 million, respectively, related to medium-term notes denominated in foreign currencies. Cross currency and cross currency interest rate exchange agreements with a total notional amount of $824 million at February 29, 2004 and $1,262 million at May 31, 2003 in which CFC receives Euros and pays U.S. dollars, and $282 million at February 29, 2004, in which CFC receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the cross currency interest rate exchange agreements, $716 million at February 29, 2004 and $872 million at May 31, 2003, synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 47). The analysis indicates the total amount of fixed rate loans maturing or repricing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets, excluding derivative assets. At February 29, 2004 and May 31, 2003, fixed rate loans funded by variable rate debt represented 1% of total assets, excluding derivative assets. At February 29, 2004, CFC had $180 million of excess fixed rate assets compared to fixed rate liabilities and members' equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, members' subordinated certificates and members' equity to fund variable rate loans. At February 29, 2004 and May 31, 2003, 34% and 36%, respectively, of loans carried variable interest rates.

CFC faces liquidity risk in the funding of its loan portfolio. CFC offers long-term loans with maturities of up to 35 years and line of credit loans that are required to be paid down annually. On long-term loans CFC offers a variety of interest rate options, including the ability to fix the interest rate for terms of up to 1 year through maturity. At February 29, 2004, CFC had a total of $2,915 million of long-term debt maturing during the next twelve months. CFC funds the loan portfolio with a variety of debt instruments and its members' equity. CFC typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. CFC may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, CFC is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include CFC maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At February 29, 2004 and May 31, 2003, CFC had a total of $3,951 million and $3,806 million in revolving credit agreements and bank lines of credit. Subsequent to the end of the quarter, on March 30, 2004, CFC increased the total of its revolving credit agreements to $4,400 million. In addition, CFC limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. CFC's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At February 29, 2004, there was a total of $1,617 million of dealer commercial paper and bank bid notes outstanding, representing 8% of CFC's total debt outstanding.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 49). CFC also maintains shelf registrations with the Securities and Exchange Commission for its collateral trust bonds, medium-term notes and subordinated deferrable debt. At February 29, 2004 and May 31, 2003, CFC had effective shelf registrations totaling $2,075 million and $1,375 million, respectively, related to collateral trust bonds, $4,569 million and $3,143 million, respectively, related to medium-term notes, and $50 million and $150 million, respectively, related to subordinated deferrable debt. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe and Australia. At February 29, 2004 and May 31, 2003, CFC had no commercial paper and $1,061 million and $1,637 million, respectively, of medium-term notes outstanding under the European program and $329 million and zero, respectively, of medium-term notes outstanding under the Australian program. As of February 29, 2004, CFC had total internal issuance authority of $1,000 million and $4,000 million related to commercial paper and medium-term notes in the European market, respectively, and $2,000 million related to medium-term notes in the Australian market.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, CFC only enters into these agreements with financial institutions with investment grade ratings. At February 29, 2004 and May 31, 2003, CFC was a party to interest rate exchange agreements with notional amounts totaling $15,367 million and $15,345 million, respectively, and cross currency and cross currency interest rate exchange agreements with notional amounts totaling $1,106 million and $1,262 million, respectively. To date, CFC has not experienced a failure of a counterparty to perform as required under any of these agreements. At February 29, 2004, CFC's interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from BBB to AAA as assigned by Standard & Poor's Corporation.

Rating Triggers

CFC has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. CFC's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. At February 29, 2004, there are rating triggers associated with $11,886 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,755 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $10,131 million.

At February 29, 2004, CFC had a derivative fair value of $48 million, comprised of $87 million that would be due to CFC and $39 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $372 million, comprised of $513 million that would be due to CFC and $141 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings. The following table presents CFC's credit ratings at February 29, 2004 and May 31, 2003.

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

Member Investments
At February 29, 2004 and May 31, 2003, CFC's members provided 17.5% and 17.6%, respectively, of total assets less derivative assets as follows:

MEMBERSHIP INVESTMENTS IN CFC

	February 29,	% of	May 31,	% of
(Dollar amounts in millions)	2004	Total (1)	2003	Total (1)
Commercial paper (2)	$1,242	45%	$1,041	55%
Medium-term notes	318	4%	297	3%
Members' subordinated certificates	1,686	100%	1,708	100%
Members' equity (3)	448	100%	454	100%
Total	$3,694		$3,500
Percentage of total assets	16.8%		16.6%
Percentage of total assets less derivative assets (3)	17.5%		17.6%

_______________________________
(1)	Represents the percentage of each line item outstanding to CFC members.
(2)	Includes $189 million and $111 million related to the daily liquidity fund at February 29, 2004 and May 31, 2003, respectively.
(3)	See "Non-GAAP Financial Measures" for further explanation of CFC's adjustments to exclude the impact of derivatives in its financial analysis and a reconciliation of members' equity to total equity.

The total amount of member investments increased $194 million at February 29, 2004 compared to May 31, 2003 due to the $201 million increase in member commercial paper and the increase of $21 million in member medium-term notes offset by decreases of $22 million in members' subordinated certificates and $6 million in members' equity.

Financial and Industry Outlook

Loan Growth

During the nine months ended February 29, 2004, gross loans outstanding increased by $1,130 million or 6%. Approximately $305 million of this increase is a result of the consolidation with NCSC. The remaining increase is primarily due to the refinancing of 5% RUS loans with maturities of about 10 years or less. Due to low fixed interest rates, CFC had an opportunity to reduce its members interest expense by refinancing the 5% loans. There may be more refinancing of RUS 5% loans if fixed interest rates decrease later in the year. Otherwise, it is anticipated that the balance of the loan portfolio will remain stable during the remainder of fiscal year 2004. For its fiscal year ending September 30, 2004, RUS has authority for direct lending of $2.0 billion and $2.1 billion of authority for loan guarantees. Loans from the FFB with an RUS guarantee represent a lower cost option for rural electric utilities compared to CFC. CFC anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems. CFC anticipates that the telecommunications loan balance will continue to decline due to long-term loan amortization and lower levels of capital expenditure requirements and asset acquisitions in the rural telecommunications marketplace.

Liquidity

At February 29, 2004, CFC had $2,887 million of commercial paper, daily liquidity fund and bank bid notes and $2,915 million of medium-term notes and collateral trust bonds scheduled to mature during the next twelve months. CFC's members held commercial paper (including the daily liquidity fund) totaling $1,242 million or approximately 45% of the total commercial paper outstanding at February 29, 2004. Commercial paper issued through dealers and bank bid notes represented 8% of CFC's total debt outstanding at February 29, 2004. CFC intends to maintain the balance of dealer commercial paper at 15% or less of total debt outstanding during fiscal year 2004. During the next twelve months, CFC plans to refinance the $2,915 million of medium-term notes and collateral trust bonds and fund new loan growth with loan repayments from borrowers and by issuing a combination of commercial paper, medium-term notes and collateral trust bonds. At February 29, 2004, CFC had effective registration statements covering $2,075 million of collateral trust bonds,

$4,569 million of medium-term notes and $50 million of subordinated deferrable debt. CFC may increase the use of commercial paper in the funding of loans in fiscal year 2004, although it will plan to maintain the balance within the limit described above. In addition, CFC limits the amount of commercial paper issued to the amount of back-up liquidity provided by its revolving credit agreements so that there is 100% coverage of outstanding commercial paper. CFC has Board authorization to issue up to $1,000 million of commercial paper and $4,000 million of medium-term notes in the European market and $2,000 million of medium-term notes in the Australian market. In July 2003, CFC's Board gave staff the authority to increase the effective shelf registrations for medium-term notes, collateral trust bonds and subordinated deferrable debt by $2,000 million, $2,000 million and $500 million, respectively. CFC increased its medium-term notes and collateral trust bond shelf registrations by $2,000 million in October 2003.

Equity Retention

At February 29, 2004, CFC reported total equity of $768 million, a decrease of $163 million from $931 million reported at May 31, 2003. Under GAAP, CFC's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate and currency exchange agreements. It is difficult to predict the future changes in CFC's reported GAAP equity, due to the uncertainty of the movement in future interest rates. In CFC's internal analysis and in the Non-GAAP financial measures section of this report, CFC does not include the non-cash impacts of SFAS 133 and 52 as part of equity. CFC believes the equity balance as reported in the Non-GAAP financial measure section of this report will continue to increase. CFC has established a members' capital reserve to which a portion of adjusted net margin is allocated each year. The balance of the members' capital reserve was $90 million at May 31, 2003. CFC expects to continue to allocate a portion of its adjusted net margin to this reserve on an annual basis. CFC's Non-GAAP equity total typically declines slightly in the first quarter as a result of the retirement of patronage capital to its members. Then over the remaining three quarters of the year the accumulated adjusted net margin for the period is typically sufficient to increase the Non-GAAP equity level to a level greater than the prior year end. The same condition may or may not be true for the GAAP reported equity, which will depend on the impact of future expected changes to interest rates on the fair value of CFC's interest rate and currency exchange agreements. See "Non-GAAP Financial Measures" for further explanation of the changes that CFC makes to exclude the non-cash impacts of SFAS 133 and 52 and for a reconciliation of the Non-GAAP measures to the applicable GAAP measures.

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

Adjusted Leverage and Adjusted Debt to Equity Ratios

CFC expects the ratios at May 31, 2004 to be at approximately the same level as they were at May 31, 2003. CFC expects that adjusted net margins earned during fiscal year 2004 will offset the reduction to members' equity in the first quarter due to the retirement of allocated net margins. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to net margins.

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

Loan Loss Allowance

At this time it is difficult to estimate the total amount of loans that will be written off during fiscal year 2004. Due to the consolidation with NCSC, there will be write-offs and recoveries reported every quarter. There are write-offs and recoveries taken by NCSC each quarter in the consumer loan program. These amounts are relatively minor and should be less than $1 million per quarter. CFC does not anticipate any write-offs related to its ten largest borrowers during fiscal year 2004. CFC believes that the current loan loss allowance of $523 million, which includes specific reserves of $118 million for impaired borrowers, and the loan loss provision, if any, during the remaining quarter of fiscal year 2004 will be sufficient to allow the loan loss allowance to be adequate at May 31, 2004.

Accounting for Derivatives and Foreign Denominated Debt

SFAS 133 and 52 have resulted in and are expected to continue to result in a significant amount of volatility in CFC's GAAP financial results. CFC does not anticipate such volatility in its own financial analysis that is adjusted to exclude the non-cash impacts of SFAS 133 and 52. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Non-GAAP Financial Measures

CFC makes certain adjustments to financial measures in assessing its financial performance that are not in accordance with GAAP. These non-GAAP adjustments fall primarily into two categories: (1) adjustments to exclude the non-cash impacts of the accounting for derivative investments required by SFAS 133 and foreign currency adjustments required by SFAS 52, and (2) adjustments related to the calculation of leverage and debt to equity ratios. These adjustments reflect management's perspective on CFC's operations, and in several cases adjustments used to measure covenant compliance under its revolving credit agreements, and thus CFC believes these are useful financial measures for investors. For a more complete explanation of these adjustments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in CFC's Annual Report on Form 10-K for the year ended May 31, 2003. CFC refers to its non-GAAP financial measures as "adjusted" throughout this document. Reconciliations of these adjusted measures to GAAP financial measures follow.

Adjustments to Exclude the Impacts of Derivatives and Foreign Currency Adjustments

The following chart provides a reconciliation between cost of funds, gross margin, operating margin, and net margin and these financial measures adjusted to exclude the non-cash impacts of SFAS 133 and foreign currency adjustments for the three and nine months ended February 29, 2004 and February 28, 2003.

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
(Dollar amounts in thousands)	2004	2003	2004	2003

Cost of funds	$(225,475)	$(229,876)	$(685,105)	$(702,461)
Plus: Derivative cash settlements	27,160	35,299	83,728	93,807
Adjusted cost of funds	$(198,315)	$(194,577)	$(601,377)	$(608,654)

Gross margin	$21,399	$30,500	$73,581	$109,075
Plus: Derivative cash settlements	27,160	35,299	83,728	93,807
Adjusted gross margin	$48,559	$65,799	$157,309	$202,882

Operating margin (loss)	$96,188	$246,457	$(60,262)	$494,913
Less: Derivative forward value	58,271	(275,322)	243,854	(533,758)
Foreign currency adjustments	(115,012)	84,703	(66,435)	144,520
Adjusted operating margin	$39,447	$55,838	$117,157	$105,675

Net margin (loss) prior to cumulative
effect of change in accounting principle	$95,146	$246,457	$(64,545)	$494,913
Less: Derivative forward value	58,271	(275,322)	243,854	(533,758)
Foreign currency adjustments	(115,012)	84,703	(66,435)	144,520
Adjusted net margin	$38,405	$55,838	$112,874	$105,675

TIER using GAAP financial measures is calculated as follows:

Cost of funds + net margin prior to cumulative
TIER =	effect of change in accounting principle
Cost of funds

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted cost of funds + adjusted net margin
Adjusted cost of funds

The following chart provides the TIER and adjusted TIER for the three and nine months ended February 29, 2004 and February 28, 2003.

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
TIER	1.42	2.07	0.91	1.70
Adjusted TIER	1.19	1.29	1.19	1.17

Adjustments to the Calculation of Leverage and Debt to Equity Ratios

The following charts provide a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures adjusted to exclude the non-cash impacts of SFAS 133 and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS, and to subtract debt with equity characteristics from total debt and add to total equity as of February 29, 2004 and May 31, 2003.

(Dollar amounts in thousands)	February 29, 2004	May 31, 2003
Liabilities	$21,146,715	$20,097,047
Less:
Derivative liabilities (1)	(240,982)	(353,840)
Foreign currency valuation account	(284,820)	(325,810)
Debt used to fund loans guaranteed by RUS	(277,877)	(266,857)
Subordinated deferrable debt	(550,000)	(650,000)
Subordinated certificates	(1,686,057)	(1,708,297)
Adjusted liabilities	$18,106,979	$16,792,243

Total equity	$768,087	$930,836
Less:
Prior year cumulative derivative forward value and
foreign currency adjustments	(523,223)	(9,231)
Current period derivative forward value	243,854	(757,212)
Current period foreign currency adjustments	(66,435)	243,220
Accumulated other comprehensive loss	25,651	46,763
Subtotal members' equity	447,934	454,376
Plus:
Subordinated certificates	1,686,057	1,708,297
Subordinated deferrable debt	550,000	650,000
Minority interest	71,123	-
Adjusted equity	$2,755,114	$2,812,673

Guarantees	$1,350,734	$1,903,556

(1) Includes the long-term debt valuation allowance of $(702) and $(941) at February 29, 2004 and May 31, 2003, respectively.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following chart provides the leverage and debt to equity ratios, as well as the adjusted ratios, as of February 29, 2004 and May 31, 2003. The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

(Dollar amounts in thousands)	February 29, 2004	May 31, 2003
Leverage ratio	29.29	23.64
Adjusted leverage ratio	7.06	6.65

Debt to equity ratio	27.53	21.59
Adjusted debt to equity ratio	6.57	5.97

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion on page 48.

Item 4.	Controls and Procedures

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

A. Exhibits.
4.3 Revolving Credit Agreement dated as of March 30, 2004 for $1,650,000 maturing on March 30, 2007.

4.4 Revolving Credit Agreement dated as of March 30, 2004 for $1,650,000 maturing on March 29, 2005.

4.5 Revolving Credit Agreement dated as of March 30, 2004 for $1,100,000 maturing on March 29, 2005.

31.1 Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K.

Item 7 on February 4, 2004 - Filing of Underwriting Agreement, Form of Global Certificates for the 6.10% Subordinated Notes due 2044 and opinion and consent of Milbank, Tweed, Hadley & McCloy, LLP.

Item 7 on February 18, 2004 - Filing of Underwriting Agreement and Global Certificates for the 4.75% Collateral Trust Bonds due 2014.

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

April 14, 2004

