Form 10-K
period 2004-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2004-08-20
CIK 70502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended May 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

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

Name of each
exchange on
Title of each class	which listed

6.375% Collateral Trust Bonds, due 2004	NYSE
5.50% Collateral Trust Bonds, due 2005	NYSE
6.125% Collateral Trust Bonds, due 2005	NYSE
6.65% Collateral Trust Bonds, due 2005	NYSE
7.30% Collateral Trust Bonds, due 2006	NYSE
6.20% Collateral Trust Bonds, due 2008	NYSE
5.75% Collateral Trust Bonds, due 2008	NYSE
5.70% Collateral Trust Bonds, due 2010	NYSE
7.20% Collateral Trust Bonds, due 2015	NYSE
6.55% Collateral Trust Bonds, due 2018	NYSE
7.35% Collateral Trust Bonds, due 2026	NYSE
6.75% Subordinated Notes, due 2043	NYSE
6.10% Subordinated Notes, due 2044	NYSE
7.625% Quarterly Income Capital Securities, due 2050	NYSE
7.40% Quarterly Income Capital Securities, due 2050	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒.

The Registrant has no stock.

PART I

Item 1.	Business.

General

National Rural Utilities Cooperative Finance Corporation (“CFC”) was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a dependable source of low cost capital and financial products and services. CFC provides its members with a source of financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture. CFC will also lend up to 100% of the loan requirements for those members electing not to borrow from RUS consistent with CFC’s credit policies. CFC is owned by and makes loans primarily to its rural utility system members (“utility members”) to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. CFC is exempt from payment of federal income taxes under the provisions of Internal Revenue Code Section 501(c)(4). CFC’s internet address is www.nrucfc.coop, where under “Investors,” you can find copies of this annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, all of which CFC makes available as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. Other than as set forth herein, information posted on CFC’s website is not incorporated by reference into this Form 10-K.

Rural Telephone Finance Cooperative (“RTFC”) was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and their affiliates. Effective June 1, 2003, RTFC’s results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. RTFC operates under a management agreement with CFC. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code. RTFC pays income tax based on its net margins, excluding net margins allocated to its patrons. Prior to June 1, 2003, RTFC’s results of operations and financial condition were combined with CFC’s.

National Cooperative Services Corporation (“NCSC”) was incorporated in 1981 in the District of Columbia as a private cooperative association. NCSC provides lease financing related to its members and general financing to for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to members of CFC. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program. Both programs are currently funded by third parties. Effective June 1, 2003, NCSC’s results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. NCSC operates under a management agreement with CFC. It is headquartered with CFC in Herndon, Virginia. NCSC is a taxable corporation. NCSC pays income tax annually based on its net margins for the period.

Unless stated otherwise, references to CFC relate to the consolidation of RTFC, NCSC and certain entities controlled by CFC and created to hold foreclosed assets. CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates their financial results.

There are three primary segments of CFC’s business, rural electric lending, rural telecommunications lending and other lending. Lending to electric cooperatives is done through CFC, lending to telecommunications organizations is done through RTFC and other lending is done through NCSC. In many cases, the residential and commercial customers of the electric cooperatives are also the customers of the telecommunications organizations, as the service territories of the electric and telecommunications members overlap in many of the rural areas of the United States.

Members

CFC’s consolidated membership was 1,544 as of May 31, 2004 including 897 utility members, the majority of which are consumer-owned electric cooperatives, 507 telecommunications members, 70 service members and 70 associates in 49 states, the District of Columbia and three U.S. territories. The utility members included 826 distribution systems and 71 generation and transmission (“power supply”) systems. Memberships between CFC, RTFC and NCSC have been eliminated in consolidation.

CFC currently has five classes of electric members:

•	Class A — cooperative or not-for-profit distribution systems;
•	Class B — cooperative or not-for-profit power supply systems;
•	Class C — statewide and regional associations which are wholly-owned or controlled by Class A or Class B members;
•	Class D — national associations of cooperatives; and
•	Class E — associate — not-for-profit groups or entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide non-electric services primarily for the benefit of ultimate consumers. Associates are not entitled to vote at any meeting of the members and are not eligible to be represented on CFC’s board of directors.

Membership in RTFC is limited to commercial (for-profit) or cooperative (not-for-profit) telecommunications systems that are eligible to receive loans or other assistance from RUS, and that are engaged (or plan to be engaged) in providing telecommunication services to ultimate users.

Membership in NCSC is limited to organizations that are class A members of CFC or are eligible to be class A members of CFC.

Set forth below is a table showing by state or U.S. territory the total number of CFC, RTFC and NCSC members, the percentage of total loans and the percentage of total loans and guarantees outstanding at May 31, 2004.

	Number		Loan and
	of		Guarantee
State/Territory	Members	Loan %	%

Alabama	30	1.82%	1.82%
Alaska	29	1.81%	1.71%
American Samoa	1	0.01%	0.01%
Arizona	23	0.98%	1.14%
Arkansas	29	2.70%	2.64%
California	11	0.14%	0.13%
Colorado	40	4.54%	4.52%
Connecticut	2	0.98%	0.92%
Delaware	1	0.10%	0.10%
District of Columbia	5	0.11%	0.56%
Florida	19	2.99%	3.34%
Georgia	68	7.59%	7.13%
Guam	1	0.00%	0.00%
Hawaii	1	0.20%	0.19%
Idaho	17	0.86%	0.81%
Illinois	52	2.88%	2.73%
Indiana	53	1.73%	2.12%
Iowa	118	5.32%	5.02%
Kansas	50	2.65%	2.65%
Kentucky	33	2.17%	2.66%
Louisiana	17	1.58%	1.50%
Maine	6	0.19%	0.18%
Maryland	2	0.75%	0.70%
Massachusetts	2	0.00%	0.00%
Michigan	26	1.40%	1.32%
Minnesota	77	4.65%	4.81%
Mississippi	26	1.53%	1.66%
Missouri	64	3.08%	3.41%
Montana	39	0.88%	0.82%
Nebraska	40	0.07%	0.07%
Nevada	6	0.72%	0.68%
New Hampshire	5	0.92%	0.95%
New Jersey	1	0.10%	0.09%
New Mexico	26	0.18%	0.18%
New York	13	0.10%	0.09%
North Carolina	44	4.82%	4.99%
North Dakota	35	0.42%	0.48%
Ohio	42	1.99%	1.87%
Oklahoma	50	2.36%	2.26%
Oregon	39	1.52%	1.53%
Pennsylvania	26	1.39%	1.40%
South Carolina	38	2.81%	2.64%
South Dakota	47	0.88%	0.83%
Tennessee	30	0.57%	0.54%
Texas	113	17.31%	16.92%
Utah	11	2.73%	2.78%
Vermont	8	0.41%	0.39%
Virgin Islands	1	2.70%	2.53%
Virginia	27	1.52%	1.45%
Washington	18	0.45%	0.43%
West Virginia	5	0.03%	0.03%
Wisconsin	62	1.63%	1.54%
Wyoming	15	0.73%	0.73%

Total	1,544	100.00%	100.00%

Distribution Systems
Distribution systems are utilities engaged in retail sales of electricity to consumers in their service areas. Most distribution systems have all-requirements power purchase contracts with their power supply systems, which are owned and controlled by the member distribution systems. The wholesale power contracts between the distribution systems and the power supply systems provide for rate adjustments to cover the costs of supplying power, although in certain cases such adjustments must be approved by regulatory agencies. Wholesale power for resale also comes from other sources, including power supply system contracts with government agencies, investor-owned utilities and other entities, and in rare cases, the distribution system’s own generating facilities.

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

Power Supply Systems
Power supply systems are utilities that purchase or generate electric power and provide it on a wholesale basis to distribution systems for delivery to the ultimate retail consumer. Of the 60 operating power supply systems financed in whole or in part by RUS or CFC at December 31, 2002 (the most recent year for which data is available), 59 were cooperatives owned directly or indirectly by groups of distribution systems and one was government owned. Of this number, 37 had generating capacity of at least 100 megawatts, 10 had less than 100 megawatts of generating capacity and 12 had no generating capacity. The systems with no generating capacity generally operated transmission lines to supply certain distribution systems. Certain other power supply systems have been formed but do not yet own generating or transmission facilities.

At December 31, 2002, the 56 power supply systems that provide reports to CFC owned interests in 144 generating plants representing generating capacity of approximately 38,197 megawatts, or approximately 5.2% of the nation’s estimated electric generating capacity for facilities similar to those of CFC’s power supply cooperatives, and served 566 RUS distribution system borrowers. Certain of the power supply systems which lease generating plants from others operate these facilities to produce their power requirements. Of the power supply systems’ total generating capacity in place as of December 31, 2002, steam plants accounted for 78.8% (including nuclear capacity representing approximately 6.3% of such total generating capacity), internal combustion plants accounted for 19.0% and hydroelectric plants accounted for 2.2%.

Service Organizations and Associate Systems
Service organizations include the National Rural Electric Cooperative Association (“NRECA”), statewide and regional cooperative associations. NRECA represents cooperatives nationally. The statewide cooperative associations represent the cooperatives within a state.

Associates include organizations that are owned, controlled or operated by Class A, B or C members and that provide non-electric services primarily for the benefit of ultimate consumers.

Telecommunications Systems
Telecommunications systems include not-for-profit cooperative organizations and for-profit commercial organizations that primarily provide local exchange and access telecommunications services to rural areas.

Independent rural telecommunications companies provide service throughout many of the rural areas of the United States. These companies, which number approximately 1,300, are called independent because they are not affiliated with the regional Bell operating companies (“RBOCs”). Included in the total are approximately 250 not-for-profit cooperative telecommunications companies. The majority of these independent rural telecommunications companies are family-owned or privately-held commercial companies. However, approximately 20 of these commercial companies are publicly traded or issue bonds publicly.

Rural telecommunications companies (including all local exchange carriers (“LECs”) other than RBOCs and Sprint) comprise a relatively small sector (less than 15%) of a local exchange telecommunications industry that provides service to nearly 175 million access lines. These rural companies range in size from fewer than 100 customers to more than 1,000,000. Rural telecommunications companies’ annual operating revenues range from less than $100,000 to over $2 billion. In addition to basic local exchange and access telecommunications service, most independents offer other communications services including wireless telephone, cable television and internet access. Most rural telecommunications companies’ networks incorporate digital switching, fiber optics and other advanced technologies.

Loan Programs

Set forth below is a table showing loans outstanding to borrowers at May 31, 2004, 2003 and 2002 and the weighted average interest rates thereon and loans committed but unadvanced to borrowers at May 31, 2004.

	Loans outstanding and weighted average interest rates thereon at May 31,						Unadvanced
							Commitments at
(Dollar amounts in thousands)	2004(A)		2003(A)		2002		May 31, 2004(B)

Long-term fixed rate secured loans(C) :
Electric systems	$10,897,008	5.27%	$9,484,490	5.64%	$7,848,861	6.32%	$—
Telecommunications systems	2,695,205	7.33%	2,735,220	7.77%	2,694,945	7.90%	—
Other	46,945	8.45%	—	—	—	—	—

Total long-term fixed rate secured loans	13,639,158	5.69%	12,219,710	6.12%	10,543,806	6.72%	—
Long-term variable rate secured loans (D):
Electric systems	2,904,399	2.63%	3,211,434	3.35%	4,127,019	4.21%	5,483,912
Telecommunications systems	1,542,554	4.52%	1,965,390	5.30%	2,138,174	5.71%	292,064
Other	224,134	3.30%	—	—	—	—	50,252

Total long-term variable rate secured loans	4,671,087	3.28%	5,176,824	4.09%	6,265,193	4.72%	5,826,228
Loans guaranteed by RUS:
Electric systems	263,392	4.60%	266,857	4.71%	242,574	4.75%	8,491
Intermediate-term secured loans:
Electric systems	4,616	2.50%	14,525	3.63%	31,133	5.48%	20,226
Other	399	3.99%	—	—	—	—	—

Total intermediate-term secured loans	5,015	2.62%	14,525	3.63%	31,133	5.48%	20,226
Intermediate-term unsecured loans:
Electric systems	43,326	2.56%	50,843	3.65%	177,154	5.19%	60,621
Telecommunications systems	7,064	4.75%	18,642	5.45%	7,298	5.75%	1,572

Total intermediate-term unsecured loans	50,390	2.87%	69,485	4.13%	184,452	5.21%	62,193
Line of credit loans(E):
Electric systems	792,580	2.50%	884,146	3.57%	1,002,459	4.57%	5,249,793
Telecommunications systems	57,747	5.05%	223,388	5.60%	226,113	6.32%	300,151
Other	50,119	3.30%	—	—	—	—	109,456

Total line of credit loans	900,446	2.71%	1,107,534	3.98%	1,228,572	4.89%	5,659,400
Non-performing loans:
Electric systems	—	—	—	—	1,002,782	—	—
Telecommunications systems	340,438	4.54%	—	—	8,546	—	—
Other	789	—	—	—	—	—	—

Total non-performing loans	341,227	4.53%	—	—	1,011,328	—	—
Restructured loans(F):
Electric systems	617,808	—	629,406	—	540,051	6.92%	—

Total loans	20,488,523	4.80%	19,484,341	5.23%	20,047,109	5.61%	11,576,538
Less: Allowance for loan losses	(573,939)		(511,463)		(478,342)		—

Net loans	$19,914,584		$18,972,878		$19,568,767		$11,576,538

Total by member class:
Distribution	$12,569,228		$11,410,592		$11,866,442		$8,532,978
Power supply	2,819,224		2,701,094		2,624,039		2,101,439
Statewide and associates	134,677		430,015		481,552		188,626

Subtotal electric systems	15,523,129		14,541,701		14,972,033		10,823,043
Telecommunications systems	4,643,008		4,942,640		5,075,076		593,787
Other	322,386		—		—		159,708

Total	$20,488,523		$19,484,341		$20,047,109		$11,576,538

(A)	The interest rates in effect at August 2, 2004 on loans to electric members were 5.85% for long-term loans with a seven-year fixed rate term, 3.30% on variable rate long-term loans and 3.15% on intermediate-term loans and lines of credit. The rates in effect at August 2, 2004 on loans to telecommunications systems were 6.95% for long-term loans with a seven-year fixed rate term, 4.90% on long-term variable rate loans and 5.40% on lines of credit.
(B)	Unadvanced commitments include loans approved by CFC for which loan contracts have been approved and executed, but funds have not been advanced. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. As the interest rate on unadvanced commitments is not set, long-term unadvanced commitments have been classified in this chart as variable rate unadvanced commitments. However, once the loan contracts are executed and funds are advanced, the commitments could be at either a fixed or a variable rate.
(C)	Generally, under the terms of long-term fixed rate loans, members may select a fixed rate for periods that range from one to 35 years. Upon expiration of the interest rate term, the borrower may select another fixed rate term of one to 35 years (but not beyond maturity of the loan) or a variable rate. The borrower may also repay to CFC the principal then outstanding together with interest due thereon and other sums, if required. Includes $349 million and $522 million of unsecured loans at May 31, 2004 and 2003, respectively.
(D)	Includes $257 million and $328 million of unsecured loans and $320 million and $396 million of unsecured unadvanced commitments at May 31, 2004 and 2003, respectively.
(E)	Includes $299 million and $331 million of secured loans and $481 million and $306 million of secured unadvanced commitments at May 31, 2004 and 2003, respectively.
(F)	The rate on restructured loans represents the rate at which CFC was accruing interest on loans classified as restructured at May 31, 2004, 2003 and 2002.

Total loans outstanding, by state or U.S. territory, are summarized below:

	May 31,
(Dollar amounts in thousands)
State/Territory	2004	2003	2002

Alabama	$373,978	$293,524	$263,670
Alaska	370,528	312,080	295,386
American Samoa	1,859	2,850	—
Arizona	201,548	149,310	133,465
Arkansas	552,971	520,305	517,218
California	28,270	23,497	18,042
Colorado	929,822	957,814	793,398
Connecticut	200,100	200,000	201,896
Delaware	21,093	14,812	20,881
District of Columbia	22,522	298,272	335,410
Florida	612,222	475,802	473,582
Georgia	1,555,763	1,538,946	1,683,474
Hawaii	41,120	—	233
Idaho	175,827	168,971	157,721
Illinois	589,870	613,838	683,718
Indiana	354,512	326,827	270,907
Iowa	1,090,224	1,117,138	1,167,938
Kansas	542,033	303,378	289,806
Kentucky	445,341	289,375	226,679
Louisiana	323,035	283,669	261,570
Maine	39,159	40,047	43,780
Maryland	152,872	102,886	130,094
Massachusetts	100	—	—
Michigan	286,345	277,150	298,981
Minnesota	952,984	853,159	856,013
Mississippi	313,904	474,288	373,537
Missouri	631,803	618,590	627,508
Montana	179,570	218,378	218,497
Nebraska	14,975	13,421	12,363
Nevada	147,868	90,817	93,399
New Hampshire	188,960	204,835	229,569
New Jersey	19,576	19,415	9,293
New Mexico	37,476	40,061	38,519
New York	20,270	16,640	16,885
North Carolina	988,101	927,217	963,335
North Dakota	85,749	75,435	52,640
Ohio	407,850	380,468	387,433
Oklahoma	482,824	476,736	521,388
Oregon	310,736	285,024	279,818
Pennsylvania	284,644	182,996	159,157
South Carolina	576,822	536,437	537,722
South Dakota	180,518	156,218	162,881
Tennessee	117,857	104,722	108,150
Texas	3,545,604	3,461,097	4,081,770
Utah	558,692	571,703	583,888
Vermont	84,510	63,604	40,851
Virgin Islands	552,674	623,037	615,599
Virginia	311,534	241,157	264,272
Washington	93,258	87,893	87,190
West Virginia	5,797	3,959	2,160
Wisconsin	334,039	303,562	300,464
Wyoming	148,814	142,981	154,959

Total	$20,488,523	$19,484,341	$20,047,109

CFC’s loan portfolio is widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and the U.S. Virgin Islands. At May 31, 2004, 2003 and 2002, loans outstanding to borrowers located in any one state or territory did not exceed 18%, 18% and 21%, respectively.

Interest Rates on Loans
CFC’s goal as a not-for-profit cooperatively-owned finance company is to set rates at levels that will provide its members with the lowest cost financing while maintaining sound financial results as required to obtain high credit ratings on its debt instruments. CFC sets its interest rates based on the cost of funding plus provisions for general and administrative expenses, the loan loss allowance and a reasonable net margin. Various discounts, which reduce the stated interest rates, are available to borrowers meeting certain criteria related to business type, performance, volume and whether they borrow exclusively from CFC. See Note 2 to the combined financial statements for the weighted average interest rates earned on all loans outstanding during the fiscal years ended May 31, 2004, 2003 and 2002.

Electric Loan Programs

Long-Term Loans
Long-term loans are generally for terms of up to 35 years. These loans finance electric plant and equipment which typically have a useful life equal to or in excess of the loan maturity. A borrower can select a fixed interest rate for periods of one to 35 years or a variable rate. Upon the expiration of the selected fixed interest rate term, the borrower must select the variable rate or select another fixed rate term for a period that does not exceed the remaining loan maturity. CFC sets long-term fixed rates daily and the long-term variable rate is set on the first business day of each month. The fixed rate on a loan is determined on the day the loan is advanced based on the rate term selected. A borrower may divide its loan into various tranches. The borrower then has the option of selecting a fixed or variable interest rate for each tranche.

To be eligible for long-term loan advances, distribution systems must maintain an average modified debt service coverage ratio (“MDSC”), as defined in the loan agreement, of 1.35 or greater. The distribution systems must also be in good standing with CFC and their states of incorporation, supply evidence of proper corporate authority, deliver to CFC annual audited financial statements and an annual compliance certificate and be in compliance with all other terms of the loan agreement. Generally, the minimum eligibility requirements for power supply systems are an average times interest earned ratio (“TIER”) and MDSC, as described in the loan agreement, of 1.0 or greater. CFC has in the past and may in the future make long-term loans to distribution and power supply systems that do not meet the minimum lending criteria. During the five years ended May 31, 2004, 5% of the dollar amount of long-term loans approved was to borrowers that did not meet the minimum lending criteria.

Line of Credit Loans
Line of credit loans may be advanced only at a variable interest rate. The line of credit variable interest rate is set on the first business day of each month. The principal amount of line of credit loans with maturities of greater than one year generally must be paid down to a zero outstanding principal balance for five consecutive days during each 12-month period.

To be eligible for a line of credit loan, distribution and power supply borrowers must be in good standing with CFC and demonstrate their ability to repay the loan.

Telecommunications Loan Programs
CFC’s telecommunications loan portfolio is heavily concentrated in the rural local exchange carrier (“RLEC”) segment of the telecommunications market. The two principal barriers to entry for potential competitors are the low population density of the RLEC service territories and the high quality of service the customers receive from the incumbent RLECs. These services are generally delivered over networks that include fiber optic cable and digital switching.

The businesses to which the remaining telecommunications loans have been made are generally supporting the operations of the RLECs and are owned, operated or controlled by RLECs. Many such loans are supported by payment guarantees from the sponsoring RLECs.

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

CFC also provides line of credit loans to telecommunications systems for periods of up to five years. These line of credit loans are typically in the form of a revolving line of credit, which generally requires the borrower to pay off the principal balance for five consecutive business days at least once during each 12-month period. These line of credit loans may be provided on a secured or unsecured basis and are designed primarily to assist borrowers with liquidity and cash management.

Interim financing line of credit loans are also made available to CFC telecommunications members that have an RUS and/or Rural Telephone Bank (“RTB”) loan application pending and have received approval from RUS or RTB to obtain interim financing. These loans are for terms up to 24 months and the borrower must repay the CFC loan with advances from the RUS/ RTB long-term loans.

RUS Guaranteed Loans for Rural Electric Systems
The level of authority for RUS loan guarantees for the fiscal year ending September 30, 2004 is $2.1 billion. The expected level for fiscal year 2005 is also $2.1 billion. CFC may participate as an eligible lender in the RUS loan guarantee program under the terms and conditions of a master loan guarantee and servicing agreement between RUS and CFC. Under this agreement, CFC may make long-term secured loans to eligible members for periods of up to 35 years, at fixed or variable rates established by CFC. RUS guarantees the principal and interest payments on the notes evidencing such loans. The guarantees are uncontestable except for fraud or misrepresentation which the holder had actual knowledge of at the time it became a holder. At May 31, 2004, CFC had $222 million of loans outstanding under this program. In addition, at May 31, 2004, CFC was holding certificates totaling $41 million representing interests in trusts holding RUS guaranteed loans.

Conversion of Loans
A borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee. A borrower may convert a fixed rate to another fixed rate or a variable rate at any time, subject to a fee in most instances. Intermediate-term loans and line of credit loans do not offer conversion options. The fee on the conversion of a fixed interest rate to a variable interest rate ranges from 25 to 50 basis points of the outstanding loan amount plus a make-whole premium, if applicable per current loan policies.

Prepayment of Loans
Borrowers may prepay long-term loans at any time, subject to the payment of a prepayment fee of 33 to 50 basis points and a make-whole premium, if applicable. Line of credit loans may be repaid at any time without a premium.

Guarantee Programs

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments. The following chart provides a breakout of guarantees outstanding by type.

	May 31,

	2004	2003	2002
(Dollar amounts in thousands)
Long-term tax-exempt bonds	$780,940	$899,420	$940,990
Debt portions of leveraged lease transactions	14,838	34,105	41,064
Indemnifications of tax benefit transfers	159,745	184,605	208,637
Letters of credit	307,518	314,114	310,926
Other guarantees	68,258	471,312	554,768

Total	$1,331,299	$1,903,556	$2,056,385

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

In the event of a default by a system for non-payment of debt service, CFC is obligated to pay, after available debt service reserve funds have been exhausted, scheduled debt service under its guarantee. The bond issue may not be accelerated so long as CFC performs under its guarantee. The system is required to repay, on demand, any amount advanced by CFC pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all the system’s assets, but CFC may not exercise remedies thereunder for up to two years following default. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan. The system is required to pay to CFC initial and/or on-going guarantee fees in connection with these transactions.

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

Guarantees of Lease Transactions
CFC guarantees members’ rent obligations to third parties. Included in CFC’s guarantees of lease transactions for the year ended May 31, 2003 and 2002 were CFC’s guarantees of debt issued by NCSC in connection with leveraged lease transactions. In such transactions, NCSC lends money to an industrial or financial company (a “lessor”) for the purchase of a power plant (or an undivided interest therein) or utility equipment which is then leased to a CFC member (the “lessee”) under a lease requiring the lessee to pay amounts sufficient to permit the lessor to service the loan. NCSC borrows the funds it lends either directly from CFC or from another creditor with a CFC guarantee. Effective June 1, 2003, the guarantees of NCSC debt were eliminated in consolidation.

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

Letters of Credit
CFC issues irrevocable letters of credit to support members’ obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw, with interest accruing from such date at CFC’s line of credit variable rate of interest.

Other Guarantees
CFC may provide other guarantees as requested by its members. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC’s general and administrative expenses, a provision for losses and a reasonable margin. Included in other guarantees at May 31, 2003 and 2002 was $284 million and $334 million, respectively, of commercial paper issued by NCSC. Effective June 1, 2003, the guarantee of NCSC commercial paper was eliminated in consolidation.

Members’ interest expense for the year ended May 31, 2004 on debt obligations guaranteed by CFC was approximately $13 million.

The following chart summarizes guarantees outstanding by member class at May 31, 2004, 2003 and 2002.

	Guarantees by Member Class

(Dollar amounts in thousands)	2004		2003		2002

Electric systems:
Distribution	$60,672	5%	$77,725	4%	$66,670	3%
Power supply	1,130,379	85%	1,220,795	64%	1,304,367	64%
Statewide and associate	111,195	8%	600,036	32%	680,011	33%

Subtotal electric systems	1,302,246	98%	1,898,556	100%	2,051,048	100%
Telecommunication systems	—	—	5,000	—	5,337	—
Other	29,053	2%	—	—	—	—

Total	$1,331,299	100%	$1,903,556	100%	$2,056,385	100%

Total guarantees outstanding by state and territory are summarized as follows:

(Dollar amounts in thousands)

	May 31,

	2004	2003	2002

Alabama	$22,630	$22,795	$25,945
Alaska	3,320	3,320	3,240
Arizona	46,865	47,250	47,425
Arkansas	23,537	29,703	35,688
Colorado	56,518	57,273	58,007
District of Columbia	100,000	590,941	674,435
Florida	116,447	128,264	137,944
Idaho	850	850	850
Illinois	6,218	7,093	7,719
Indiana	107,997	109,047	121,264
Iowa	4,885	12,572	14,290
Kansas	37,200	33,100	34,300
Kentucky	135,555	142,785	149,405
Louisiana	4,728	—	—
Michigan	1,148	196	691
Minnesota	95,556	103,696	111,863
Mississippi	47,299	51,304	54,824
Missouri	113,186	126,198	138,755
New Hampshire	17,500	31,500	27,500
New Mexico	1,000	—	—
North Carolina	100,350	100,950	100,265
North Dakota	20,000	—	338
Ohio	—	1,000	—
Oklahoma	11,221	16,760	23,154
Oregon	23,520	25,810	24,628
Pennsylvania	21,900	24,229	23,428
Tennessee	295	295	300
Texas	147,347	149,217	145,935
Utah	48,204	71,749	78,315
Vermont	750	—	—
Virginia	4,065	4,215	4,207
Wisconsin	1,403	1,439	1,475
Wyoming	9,805	10,005	10,195

Total	$1,331,299	$1,903,556	$2,056,385

Disaster Recovery

CFC has had in place a disaster recovery and business continuity plan since May 2001. The plan includes a duplication of CFC’s information systems at an off-site facility and a comprehensive business recovery plan. CFC’s production data is replicated in real time to the recovery site. The plan also includes steps for each of CFC’s operating groups to conduct business with a view to minimizing disruption for customers. Recovery exercises are conducted twice annually with different teams to expand recovery experience among the staff. CFC contracts with an external vendor for the facilities to house the backup systems as well as office space and related office equipment.

Tax Status

In 1969, CFC obtained a ruling from the Internal Revenue Service recognizing CFC’s exemption from the payment of federal income taxes under Section 501(c)(4) of the Internal Revenue Code. Such exempt status could be removed as a result of changes in legislation or in administrative policy or as a result of changes in CFC’s business. CFC believes that its operations have not changed materially from those described to the Internal Revenue Service in its exemption filing. RTFC is taxable under Subchapter T of the Internal Revenue Code. As long as RTFC continues to qualify under Subchapter T of the Internal Revenue Code, it is allowed a deduction from taxable income for the amount of net margin allocated to its members. NCSC is a taxable corporation. NCSC pays income tax annually based on its net margins for the period.

Investment Policy

Surplus funds are invested pursuant to policies adopted by CFC’s board of directors. Under present policy, surplus funds may be invested in direct obligations of, or guaranteed by, the United States or agencies thereof or other highly liquid investment grade paper. Current investments include high-rated securities such as commercial paper, obligations of foreign governments, Eurodollar deposits, bankers’ acceptances, bank letters of credit, certificates of deposit or working capital acceptances. The policy also permits investments in certain types of repurchase agreements with highly rated financial institutions, whereby the assets consist of eligible securities of a type listed above set aside in a segregated account.

Employees

At May 31, 2004, CFC had 218 employees, including engineering, financial and legal personnel, management specialists, credit analysts, accountants and support staff. CFC believes that its relations with its employees are good.

CFC Lending Competition

CFC competes with other lenders on price and the variety of options and additional services offered as well as its overall approach to, and relationship with, its member/owners. Competitors include a government sponsored entity whose status as such gives it the ability to offer lower variable and short-term fixed interest rates in select situations.

According to annual financial data filed with CFC, the 812 reporting electric cooperative distribution and 56 reporting power supply systems had a total of $42 billion in long-term debt outstanding at December 31, 2003. RUS is the dominant lender to the electric cooperative industry with $24 billion or 56% of the total outstanding debt for the 868 systems reporting 2003 results to CFC. At December 31, 2003, CFC had a total of $15 billion of long-term exposure to its reporting distribution and power supply member systems, including $14 billion of long-term loans and $1 billion of guarantees. CFC’s $15 billion long-term exposure represented 37% of the total long-term debt to these electric systems. The remaining $3 billion or 7% was borrowed from other sources. (Competition data is based on December 31, 2003 financial data filed with CFC by its borrowers).

Under the insured loan program, RUS typically does not lend the full amount of debt requested by the cooperative, requiring the cooperative to seek supplemental lending from private capital sources. During fiscal year 2004, CFC was selected as the lender for 87% of the total supplemental lending requirement (not including amounts lent by the Federal Financing Bank (“FFB”)). The amount of funding proposed for RUS direct lending for fiscal year 2005 is $1.2 billion. The amount approved for the prior year was $2.0 billion. The amount proposed for RUS guaranteed loans for fiscal year 2005 is $2.1 billion. CFC and other lenders are not in competition with RUS, but rather compete for the supplemental lending requirement, as well as for the full lending requirement for those cooperatives that have decided not to borrow from RUS. CFC and other lenders also compete to fund projects in anticipation of long-term funding from RUS. Under the hardship program, RUS lends 100% of the permanent financing required. Under the guarantee program, RUS will guarantee the repayment of all principal and interest by the cooperative for 100% of the permanent financing required.

Legislation enacted in 1992 allows RUS electric borrowers to prepay their loans to RUS at a discount based on the government’s cost of funds at the time of prepayment. If a borrower chooses to prepay its notes, it becomes ineligible for future RUS insured loans for a period of ten years, but remains eligible for RUS loan guarantees. During the past year, as fixed interest rates in the markets dropped below 5%, there was an opportunity for CFC member systems to prepay RUS 5% loans. Approximately 90% of the systems electing to prepay their long-term 5% RUS loans selected CFC as the lender. During the year ended May 31, 2004, CFC was selected as lender for 100% of the total remaining amount lent to distribution systems for the repayment of their RUS debt for borrowers in which CFC previously participated as a lender. As of May 31, 2004, 238 borrowers had either fully prepaid or partially prepaid their RUS notes under these provisions. In total, CFC has lent $3.3 billion to distribution systems for the purpose of prepaying their RUS debt, representing 94% of the total note prepayments.

The competitive market for providing credit to the rural telecommunications industry is difficult to quantify, since many rural telecommunications companies are not RUS borrowers. At December 31, 2003, RUS had a total of approximately $3.5 billion outstanding to telecommunications borrowers. The RTB, an instrumentality of the United States government that provides supplemental financing to RUS borrowers and is managed by RUS, had a total of approximately $800 million outstanding to telecommunications borrowers at December 31, 2003. CFC is not in direct competition with RUS or RTB, but rather competes with other lenders for additional supplemental lending and for the full lending requirement of the rural telecommunications companies that have decided not to borrow from RUS or RTB or for projects not eligible for RUS or RTB financing. CFC’s competition includes regional banks, CoBank, ACB (“CoBank”) and insurance companies. At December 31, 2003, CFC had a total of $4.5 billion in long-term loans outstanding to telecommunications borrowers. At December 31, 2003, to CFC’s knowledge, only CoBank (which at December 31, 2003 had a telecom portfolio of approximately $2.6 billion), had a rural telecommunications loan portfolio of similar size to CFC’s and RUS/ RTB’s.

Member Regulation and Competition

Electric Systems
In 1992 Congress passed the Energy Policy Act, which effectively provided competition in the generation sector of the wholesale electric power industry. Subsequently in 1996, FERC issued order 888 which provided for competitive wholesale power sales by requiring jurisdictional public utilities that own, control or operate transmission facilities to provide others with transmission service and rates comparable to the service and rates they provide themselves.

Section 211 of the Federal Power Act as amended by the Energy Policy Act of 1992 classifies any utility, including a cooperative, with transmission assets as a “transmitting utility” and gives FERC the authority in response to an application from certain third parties to order such utilities to provide transmission service. Also, under the Federal Power Act, a cooperative that pays off its RUS debt may become regulated by FERC if it provides transmission service in interstate commerce, or provides sales for resale in interstate commerce.

The trend toward retail electric competition has appreciably slowed. At May 31, 2004, 16 states were active in the process of moving toward customer choice. In these states, customer choice was either currently available to all or some customers or will soon be available. Those states are Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas and Virginia. Of the remaining states, 27 states were not actively pursuing restructuring, five states have delayed the restructuring process or the implementation of customer choice, and two states (Arizona and California) have suspended customer choice.

In the 16 states where customer choice is or will soon be available, CFC had a total of 224 electric members (171 distribution, 20 power supply and 33 associate) and $4,806 million of loans to electric systems. In New York, where CFC has five electric members and $13 million of loans to electric systems, cooperatives are not required to file competition plans with the state utility commission. In Michigan, where CFC has 14 electric members and $256 million in loans, the starting date for customer choice has been delayed. CFC continues to believe that the distribution systems, which comprise the majority of CFC’s membership and loan exposure, will not be materially impacted by customer choice. To date, even in those states where customers have a choice of alternative energy suppliers, very few customers have switched from the traditional supplier.

In addition, in five of the 16 states actively operating under customer choice laws, co-ops may decide whether to “opt in” to competition or retain a monopoly position with respect to energy sales. Those states are Illinois, New Jersey, Ohio, Oregon and Texas. As of May 31, 2004, CFC had loans outstanding in the amount of $3,772 million in those states. Furthermore, even if customers choose to purchase energy from an alternative supplier, the distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore, the distribution systems will still be charging a fee or access tariff for the service of delivering power regardless of who supplies the power.

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

•	ability of cooperatives to “opt out” of the provisions of the customer choice laws in some states;
•	utilities in many states may still be regulated regarding rates on non-competitive services, such as distribution;
•	many states will still regulate the securities issued by utilities, including cooperatives;
•	FERC regulation of rates as well as terms and conditions of transmission service;
•	reconciling the differences between state laws, such that out-of-state utilities can compete with in-state utilities; and
•	the fact that few competitors have much interest in serving residential or rural customers.

In addition to customer choice laws, some state agencies regulate electric cooperatives with regard to rates and borrowing. There are 16 states that regulate the rates electric systems charge; of these states, two states have partial oversight authority over the cooperatives’ rates, but not the specific authority to set rates, and nine states allow cooperatives the right to opt in or out of state regulation. There are 19 states that regulate electric systems regarding the issuance of long-term debt and there are two states that regulate both the issuance of short-term and long-term debt. FERC also has jurisdiction to regulate rates, terms and conditions of service and securities by electric systems within its jurisdiction, which presently includes some cooperatives.

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

The Telecommunications Act of 1996 (the “Telecom Act”) created a framework for competition and deregulation in the local telecommunications market. The Telecom Act had four basic goals: competition, universal service, deregulation and fostering advanced telecommunications and information technologies. The Telecom Act seeks to achieve competition by requiring all carriers to interconnect with all others and by requiring LECs to provide competitors with access to elements of their networks. Congress included provisions in the Telecom Act granting RLECs an exemption from the above unbundled network element requirements, absent a determination that it would be in the public interest.

In cities, telecommunications competition is a fact. A recent FCC study stated that as of June 2003 competitive local exchange carriers provided 14.7% of local telephone lines. Despite the 2001-2002 shakeout in the competitive LEC segment, facility and non-facility based competitors are a growing force in the local exchange telecommunications marketplace and have moved beyond their initial focus on the large business user market. The RBOCs were motivated to cooperate with competitors in order to win approval to enter the long distance market in their service territories. Now, the RBOCs have gained authority to provide long distance service in all of their local markets and are less inclined to cooperate with competitors. AT&T, MCI and others have used the unbundled network element platform (“UNE-P”) to compete with the RBOCs for residential customers, offering packages of local and long distance service. The recent court ruling overturning the FCC’s requirement that the RBOCs continue to provide competitors with UNE-P has created significant uncertainty over the continued viability of CLECs that use UNE-P. In fact, the ruling, coupled with the continuing decrease in long-distance usage by customers, has motivated AT&T and MCI to discontinue seeking new residential customers.

Rural markets have generally not been subject to broad based local telecommunications service competition. Rural telecommunications companies that border metropolitan areas are now experiencing competition for their largest business customers and some are beginning to see competition for residential customers. A recent survey of small rural telecommunications companies found that 77% face at least one competitor in their markets. For the most part, local exchange competition has benefited rural LECs by enabling them to enter nearby towns and cities as competitive LECs, leveraging their existing infrastructure.

In addition to competition, the Telecom Act also mandated a new universal telecommunications service support mechanism and required that it be: (1) sufficient to ensure that rural customers receive reasonably comparable rates and services when compared to urban customers; and (2) portable, that is available to all eligible providers. Congress stated its intent that implicit subsidies presently contained in the access charges local telecommunications companies levy on long distance carriers be eliminated and be made explicit in the new universal service support mechanism. Rules adopted by the FCC in 2000 have provided adequate levels of universal service support. This has been essential for rural LECs, as other FCC rulings have reduced access charges which are a key revenue source. Numerous wireless carriers have entered rural markets as competitors to the LEC. By obtaining competitive eligible telecommunications carrier status from state regulators (as provided for in the Telecom Act), these wireless carriers are able to receive universal service funds (“USF”) based on the incumbent LEC’s costs. This has led to great concern for the sustainability of the fund. USF’s current funding base of interstate telecommunications revenues is shrinking as long distance minutes-of-use go down due to wireless and email substitution. Uncontrolled growth of the fund would make the rate assessed on all participants in the nationwide network unsustainably high. All industry segments agree that changes need to be made to USF. However, they are not all in agreement on what those changes should be. A joint federal-state board has recommended to the FCC that only primary lines be supported by USF. This would be extremely harmful to rural LECs, as a decrease in USF support for non-primary lines would have to be made up by increased local rates, which would make the rural LEC more vulnerable to competition. Rural legislators, at the urging of LEC trade associations, have argued to the FCC that adoption of such a proposal would likely trigger strong Congressional opposition.

While uncertainty exists regarding USF, CFC does not anticipate that any potential revenue losses resulting from these changes will result in material losses on loans outstanding to rural telecommunications companies.

Most RLECs are expanding their service offerings to customers. Without cable as a competitor in most rural areas, RLECs are introducing digital video, high-speed data, and local and long distance voice service. Where they can leverage their infrastructure, they are competing with RBOCs and cable companies in neighboring towns. RLECs have generally been very successful competitors in these situations.

Deregulation has not had much effect on LECs thus far. The FCC has promulgated a series of rules to implement the Telecom Act, and eliminated very few existing regulatory requirements. States continue to regulate RLECs extensively.

Another aspect of the Telecom Act dealt with advanced telecommunications and information technologies. In the late 1990s there was the concern that there was a growing “digital divide” between various groups and areas within the country. Legislators sought to provide broadband connectivity to all Americans through programs which provide funding to connect schools and libraries to the internet. RUS has issued rules liberalizing its lending criteria to facilitate provision of advanced telecommunications and information services in rural areas. Congress also created an RUS broadband loan program in 2002 and authorized $1.4 billion in fiscal year 2003 lending authority. For fiscal year 2004, Congress authorized an additional $600 million. The impact of all this activity is open to question. The rural telecommunications trade association study cited above also noted that 99% of respondents were providing advanced services (200 kilobits/second or better in both directions) and that 88% of their customers were in reach of such services.

Thus far RUS has not played a significant role in financing infrastructure to help provide rural Americans with access to advanced services. About $200 million has been lent since fiscal year 2003. Given the increased availability of government financing for rural broadband, it is unlikely that CFC or any other supplemental lender will be participating in this financing to any significant degree.

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

In 1949, the RE Act was amended to allow RUS to lend for the purpose of furnishing and improving rural telecommunications service. For fiscal year 2004, RUS has $515 million in lending authority for rural telephone systems and an additional $2,306 million for other telecommunications programs, including distance learning, broadband and the RTB.

The RE Act provides for RUS to make insured loans and to provide other forms of financial assistance to borrowers. RUS is authorized to make direct loans, at below market rates, to systems that qualify for the hardship program (5% interest rate) or the municipal rate program (based on a municipal government obligation index). RUS is also authorized to guarantee loans that are used mainly to provide financing for construction of bulk power supply projects. Guaranteed loans bear interest at a rate agreed upon by the borrower and the lender (which generally has been the FFB). RUS also provides financing at the Treasury rate. For telecommunications borrowers, RUS also provides financing through the RTB. The RUS exercises financial and technical supervision over borrowers’ operations. Its loans and guarantees are generally secured by a mortgage on substantially all of the system’s property and revenues.

For the fiscal year ending September 30, 2005, the House Appropriations Committee has approved RUS electric loan levels as follows: municipal rate loans of $100 million, hardship loans of $120 million, treasury rate loans of $1 billion and loan guarantees of $2.1 billion. The Senate Appropriations Committee has not yet acted on RUS electric loan levels for fiscal year 2005, therefore the House approved levels are subject to change. Electric funding levels for fiscal year 2004 were as follows: municipal rate loans of $1 billion, hardship loans of $240 million, treasury rate loans of $750 million, and loan guarantees of $2.1 billion.

Member Financial Data

Electric Systems
Distribution and power supply systems with long-term loans outstanding are required to submit to CFC annual financial information on Form 7 and Form 12 or FERC Form 1, respectively. The information presented on the Form 7, Form 12 and FERC Form 1 is more detailed information than is typically available in the audited financial statements. The following pages contain composite statements of revenues, expenses and patronage capital for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and the composite combined balance sheets at December 31, 2003, 2002, 2001, 2000 and 1999, based on the Form 7’s, Form 12’s and FERC Form 1’s received from its borrowers. As of August 4, 2004, CFC had received financial information from 812 distribution systems and 56 power supply systems.

While CFC had 826 distribution system members at May 31, 2004, two distribution systems filed separate financial results on Form 7, and merged after December 31, 2003, 14 distribution systems were not required to report financial results on Form 7 because they did not have an outstanding balance of long-term loans at December 31, 2003, and one distribution system did not file financial results on Form 7 with CFC.

A total of 56 out of the 71 total power supply systems reported December 31, 2003 financial results on Form 12 or FERC Form 1 to CFC. A total of 12 power supply systems did not report financial results because they did not have an outstanding balance of long-term loans at December 31, 2003. Two power supply systems merged with another and filed combined financial results on Form 12 or FERC Form 1. In addition, one power supply system did not file financial results on Form 12 or FERC Form 1 with CFC.

Telecommunications Systems
On the following pages are tables providing composite statements of revenues and expenses from the telecommunications systems that were borrowers of CFC during the five years ended December 31, 2003. Members with long-term loans outstanding are generally required to submit annual data as of December 31 in the form of audited financial statements. As of August 2, 2004, CFC had received audited financial statements from 186 telecommunications systems.

CFC had 206 telecommunications borrowers at May 31, 2004. A total of 8 telecommunications borrowers have not yet filed audited financial statements with CFC, 10 telecommunications borrowers submitted consolidated audited financial statements and one was excluded due to the size of the company resulting in a significant weighting of the composite results, even though its loans from CFC represented only 4% of the total telecommunications portfolio. In addition, one borrower, representing less than 2% of the total telecommunications portfolio, was excluded due to the substantial gain recognized when the borrower emerged from bankruptcy. CFC was kept current on its loans to this borrower throughout the bankruptcy.

NOTE: The financial information submitted to CFC is subject to audit adjustments by reporting borrowers and does not, with minor exceptions, take into account current data for certain systems that are not active CFC borrowers. CFC takes no responsibility for the accuracy or completeness of the borrower data. CFC’s independent auditors have not examined any information contained in this section, and the number and geographical dispersion of the borrowers have made impractical an independent investigation by CFC of the statistical information.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
AS REPORTED TO CFC BY DISTRIBUTION SYSTEM BORROWERS

The following are unaudited figures that are based

upon Form 7 submitted to
CFC by Distribution System Borrowers

	Years Ended December 31,

	2003	2002	2001	2000	1999
(Dollar amounts in thousands)
Operating revenues and patronage capital	$24,362,612	$22,856,370	$21,627,713	$20,419,019	$18,805,359

Operating deductions:
Cost of power(1)	(15,236,791)	(14,153,297)	(13,550,239)	(12,925,630)	(11,828,572)
Distribution expense (operations)	(1,082,155)	(992,617)	(899,310)	(856,378)	(792,249)
Distribution expense (maintenance)	(1,326,725)	(1,249,463)	(1,183,558)	(1,106,780)	(1,024,734)
Administrative and general expense(2)	(2,415,950)	(2,266,334)	(2,144,824)	(1,972,220)	(1,864,344)
Depreciation and amortization expense	(1,702,167)	(1,600,544)	(1,487,657)	(1,387,923)	(1,290,354)
Taxes	(285,813)	(269,587)	(252,592)	(241,219)	(230,238)

Total	(22,049,601)	(20,531,842)	(19,518,180)	(18,490,150)	(17,030,491)

Utility operating margin	2,313,011	2,324,528	2,109,533	1,928,869	1,774,868
Non-operating margin	63,023	295,588	104,442	211,957	179,940
Power supply capital credits(3)	298,638	321,548	326,215	272,007	259,099

Total	2,674,672	2,941,664	2,540,190	2,412,833	2,213,907

Interest on long-term debt(4)	(1,170,129)	(1,151,978)	(1,194,016)	(1,150,231)	(1,024,369)
Other deductions	(69,020)	(74,769)	(74,854)	(84,049)	(50,523)

Total	(1,239,149)	(1,226,747)	(1,268,870)	(1,234,280)	(1,074,892)

Net margin and patronage capital	$1,435,523	$1,714,917	$1,271,320	$1,178,553	$1,139,015

TIER(5)	2.22	2.48	2.05	2.01	2.11
DSC(6)	2.15	2.16	1.94	2.08	2.15
MDSC(7)	2.10	1.98	1.88	1.99	2.03
Number of systems included	812	808	811	812	811

(1)	Includes cost of purchased power, power production and transmission expense.
(2)	Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses.
(3)	Represents net margin of power supply systems and other associated organizations allocated to their member distribution systems and added in determining net margin and patronage capital of distribution systems under RUS accounting practices. Cash distributions of this credit have rarely been made by the power supply systems and such other organizations to their members.
(4)	Interest on long-term debt is net of interest charged to construction. CFC believes that amounts incurred by distribution systems for interest charged to construction and allowance for funds used during construction are immaterial relative to their total interest on long-term debt and net margin and patronage capital.
(5)	The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margin and patronage capital to (y) interest on long-term debt (in each year including all interest charged to construction).
(6)	The ratio of (x) net margin and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations.
(7)	The ratio of (x) operating margin and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization expense plus non-operating margin, interest plus cash received in respect of generation and transmission and other capital credits to (y) long-term debt service obligations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMPOSITE COMBINED BALANCE SHEETS
AS REPORTED TO CFC BY DISTRIBUTION SYSTEM BORROWERS

The following are unaudited figures that are based

upon Form 7 submitted to
CFC by Distribution System Borrowers

	At December 31,

	2003	2002	2001	2000	1999
(Dollar amounts in thousands)
Assets and other debits:
Utility plant:
Utility plant in service	$55,318,370	$51,732,230	$48,895,933	$45,985,367	$43,023,535
Construction work in progress	1,380,558	1,350,707	1,442,108	1,438,002	1,262,537

Total utility plant	56,698,928	53,082,937	50,338,041	47,423,369	44,286,072
Less: Accumulated provision for depreciation and amortization	(16,030,531)	(14,841,818)	(14,044,637)	(13,083,103)	(12,225,421)

Net utility plant	40,668,397	38,241,119	36,293,404	34,340,266	32,060,651
Investment in associated organizations(1)	4,649,153	4,442,660	4,225,723	4,002,393	3,790,623
Current and accrued assets	5,568,221	5,360,318	5,038,616	5,651,652	4,520,592
Other property and investments	1,250,006	1,240,403	1,076,731	1,019,348	703,585
Deferred debits	630,517	593,995	613,117	626,903	599,511

Total assets and other debits	$52,766,294	$49,878,495	$47,247,591	$45,640,562	$41,674,962

Liabilities and other credits:
Net worth:
Memberships	$172,242	$114,001	$111,266	$140,663	$119,175
Patronage capital and other equities(2)	21,667,573	20,459,062	19,642,036	18,538,088	17,542,625

Total net worth	21,839,815	20,573,063	19,753,302	18,678,751	17,661,800
Long-term debt(3)	24,599,854	23,345,933	21,943,560	21,326,555	19,308,152
Current and accrued liabilities	4,695,803	4,440,751	4,095,900	4,280,010	433,687
Deferred credits	1,008,417	974,414	952,642	892,001	3,429,173
Miscellaneous operating services	622,405	544,334	502,187	463,245	842,150

Total liabilities and other credits	$52,766,294	$49,878,495	$47,247,591	$45,640,562	$41,674,962

Equity percentage(4)	41.4%	41.2%	41.8%	40.9%	42.5%
Number of systems included	812	808	811	812	811

(1)	Includes investments in service organizations, power supply capital credits and investments in CFC.
(2)	Includes non-refundable donations or contributions in cash, services or property from states, municipalities, other government agencies, individuals and others for construction purposes.
(3)	Principally debt to RUS and CFC. Includes $11,756,020, $10,501,697, $9,794,118, $9,717,546, and $8,342,631, for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively, due to CFC.
(4)	Determined by dividing total net worth by total assets and other debits.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMPOSITE STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
AS REPORTED TO CFC BY POWER SUPPLY SYSTEM BORROWERS

The following are unaudited figures that are based

upon Form 12 or FERC Form 1 submitted to
CFC by Power Supply System Borrowers

	Years Ended December 31,

	2003	2002	2001	2000	1999
(Dollar amounts in thousands)
Operating revenues and patronage capital	$12,027,404	$11,555,059	$11,941,467	$11,431,737	$10,758,413

Operating deductions:
Cost of power(1)	(9,454,449)	(8,673,728)	(9,188,992)	(8,609,376)	(7,945,476)
Distribution expense (operations)	(27,177)	(22,848)	(22,319)	(21,375)	(23,634)
Distribution expense (maintenance)	(18,268)	(15,733)	(15,907)	(14,333)	(14,908)
Administrative and general expense(2)	(454,715)	(461,984)	(439,032)	(433,616)	(414,362)
Depreciation and amortization expense	(848,001)	(977,930)	(917,165)	(936,059)	(904,826)
Taxes(3)	(39,872)	(21,493)	(26,877)	(82,297)	(68,681)

Total	(10,842,482)	(10,173,716)	(10,610,292)	(10,097,056)	(9,371,887)

Utility operating margin	1,184,922	1,381,343	1,331,175	1,334,681	1,386,526
Non-operating margin	146,415	224,104	249,256	303,513	258,186
Power supply capital credits(4)	40,259	39,653	44,506	49,077	44,180

Total	1,371,596	1,645,100	1,624,937	1,687,271	1,688,892

Interest on long-term debt(5)	(997,537)	(1,174,279)	(1,186,371)	(1,195,644)	(1,227,548)
Other deductions	(111,563)	(118,386)	(117,937)	(144,850)	(185,621)

Total	(1,109,100)	(1,292,665)	(1,304,308)	(1,340,494)	(1,413,169)

Net margin and patronage capital	$262,496	$352,435	$320,629	$346,777	$275,723

TIER(6)	1.25	1.29	1.25	1.28	1.22
DSC(7)	0.99	0.97	0.99	1.16	1.15
Number of systems included	56	51	53	51	54

(1)	Includes cost of purchased power, power production and transmission expense.
(2)	Includes sales expenses and consumer accounts expense and consumer service and informational expense as well as other administrative and general expenses.
(3)	The significant decrease in 2001 was due to a $63 million deferred income tax credit caused by the change of one system’s allocation of patronage capital from a historical book basis to a tax basis method.
(4)	Certain power supply systems purchase wholesale power from other power supply systems of which they are members. Power supply capital credits represent net margin of power supply systems allocated to member power supply systems on the books of the selling power supply systems. This item has been added in determining net margin and patronage capital of the purchasing power supply systems under RUS accounting practices. Cash distributions of this credit have rarely been made by the selling power supply systems to their members. This item also includes net margin of associated organizations allocated to power supply members and added in determining net margin and patronage capital of the member systems under RUS accounting practices.

(5)	Interest on long-term debt is net of interest charged to construction. Allowance for funds used during construction has been included in non-operating margin. According to unpublished information, interest charged to construction and allowance for funds used during construction for CFC power supply members in the years 1999-2003 were as follows:

	Interest Charged to	Allowance for Funds Used
	Construction	During Construction	Total

2003	$31,525	$14,486	$46,011
2002	25,479	15,009	40,488
2001	39,140	21,851	60,991
2000	20,245	24,736	44,981
1999	10,073	13,604	23,677

(6)	The ratio of (x) interest on long-term debt (in each year including all interest charged to construction) and net margin and patronage capital to (y) interest on long-term debt (in each year including all interest charged at that time to construction). The TIER calculation for 1999 includes the operating results of five systems, which failed to make debt service payments or are operating under a debt restructure agreement. The TIER calculation for 2000 includes the operating results of one system that did not borrow from CFC at that time. The TIER calculation for 2001 includes the operating results of four systems that did not borrow from CFC at that time. The TIER calculation for 2002 includes the operating results of eleven systems that did not borrow from CFC at that time. The TIER calculation for 2003 includes the operating results of sixteen systems that do not currently borrow from CFC. Without these systems, the composite TIER would have been 1.26, 1.29, 1.22, 1.29, and 1.24 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.
(7)	The ratio of (x) net margin and patronage capital plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations (including all interest charged to construction). The DSC calculation for 1999 includes the operating results of five systems which failed to make debt service payments or are operating under a debt restructure agreement. The DSC calculation for 2000 includes the operating results of one system that did not borrow from CFC at that time. The DSC calculation for 2001 includes the operating results of four systems that did not borrow from CFC at that time. The DSC calculation for 2002 includes the operating results of eleven systems that did not borrow from CFC at that time. The DSC calculation for 2003 includes the operating results of sixteen systems that do not currently borrow from CFC. Without these systems, the composite DSC would have been 1.11, 1.14, 0.98, 1.19, and 1.23 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMPOSITE COMBINED BALANCE SHEETS
AS REPORTED TO CFC BY POWER SUPPLY SYSTEM BORROWERS

The following are unaudited figures that are based

upon Form 12 or FERC Form 1 submitted to
CFC by Power Supply System Borrowers

	At December 31,

	2003	2002	2001	2000	1999
(Dollar amounts in thousands)
Assets and other debits:
Utility plant:
Utility plant in service	$32,228,260	$35,116,374	$32,687,748	$31,970,487	$31,140,658
Construction work in progress	1,397,265	1,962,399	1,813,833	1,571,954	1,151,859

Total utility plant	33,625,525	37,078,773	34,501,581	33,542,441	32,292,517
Less: Accumulated provision for depreciation and amortization	(14,571,600)	(15,929,240)	(14,208,592)	(13,867,937)	(13,230,060)

Net utility plant	19,053,925	21,149,533	20,292,989	19,674,504	19,062,457
Investments in associated organizations(1)	1,379,634	1,379,768	1,313,453	1,360,671	1,173,026
Current and accrued assets	3,336,143	4,214,557	4,120,224	4,067,827	3,904,535
Other property and investments	1,665,089	1,639,204	1,722,999	1,540,147	1,511,145
Deferred debits	2,004,442	2,102,269	2,113,357	3,027,612	3,251,458

Total assets and other debits	$27,439,233	$30,485,331	$29,563,022	$29,670,761	$28,902,621

Liabilities and other credits:
Net worth:
Memberships	$49,134	$49,133	$49,129	$49,106	$49,131
Patronage capital and other equities	3,728,443	3,942,442	3,575,050	3,498,360	3,175,374

Total net worth	3,777,577	3,991,575	3,624,179	3,547,466	3,224,505
Long-term debt(2)	17,770,812	20,159,824	19,935,286	19,051,276	19,591,883
Current and accrued liabilities	2,894,949	3,070,276	2,878,459	3,186,042	2,328,504
Deferred credits	1,079,107	1,556,459	1,509,021	1,565,294	1,338,343
Miscellaneous operating reserves	1,916,788	1,707,197	1,616,077	2,320,683	2,419,386

Total liabilities and other credits	$27,439,233	$30,485,331	$29,563,022	$29,670,761	$28,902,621

Number of systems included	56	51	53	51	54

(1)	Includes investments in service organizations, power supply capital credits and investments in CFC.
(2)	Principally debt to RUS or debt guaranteed by RUS and loaned by FFB and includes $2,520,149, $1,979,107, $2,048,767, and $1,905,614 as of December 31, 2003, 2002, 2001, 2000 and 1999, respectively, due to CFC.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMPOSITE STATEMENTS OF REVENUES AND EXPENSES
AS REPORTED TO CFC BY TELECOMMUNICATIONS BORROWERS

The following are unaudited figures that are based

upon financial statements submitted to
CFC by Telecommunications Borrowers

	Years Ended December 31,

	2003(4)(6)	2002(4)(5)(6)	2001(4)	2000(3)	1999(3)
(Dollar amounts in thousands)
Operating revenues	$4,968,593	$4,765,679	$4,503,614	$4,879,808	$3,908,496
Operating expenses(1)	(3,258,670)	(3,364,102)	(3,030,570)	(3,509,779)	(3,003,530)

Net income before interest, depreciation and taxes	1,709,923	1,401,577	1,473,044	1,370,029	904,966
Interest on long-term debt	(503,399)	(477,587)	(568,829)	(430,825)	(221,103)

Net income before depreciation and taxes	1,206,524	923,990	904,215	939,204	683,863
Depreciation and amortization expenses	(763,526)	(719,204)	(797,665)	(675,757)	(410,805)

Net income before taxes	442,998	204,786	106,550	263,447	273,058
Taxes	(69,530)	(93,797)	(91,420)	(140,378)	(89,030)

Net income	$373,468	$110,989	$15,130	$123,069	$184,028

DSC(2)	1.80	1.43	1.59	1.79	2.30
Number of borrowers included	186	201	208	226	191

(1)	Includes sales expenses, consumer accounts and customer service and informational expense as well as other administrative and general expenses.
(2)	Debt service coverage ratio is the ratio of (x) net margin plus interest on long-term debt (including all interest charged to construction) plus depreciation and amortization to (y) long-term debt service obligations. During calendar year 2000, CFC closed two large loans to start-up companies for the purpose of acquiring local exchange properties from GTE (now Verizon). Due to significant expenses related to start-up and the transition of these operations, for the years ending 2002, 2001 and 2000 there were substantial transition related expenses reported by these two companies. These expenses were expected when the transactions were underwritten and are typical of such acquisition companies during their start-up mode. Excluding these two borrowers, the composite DSC was 1.71, 1.80 and 2.06 for the years ended December 31, 2002, 2001 and 2000, respectively.
(3)	For the years ended December 31, 2000 and 1999, some telecommunications members were acquired by Alltel Corporation, and CFC agreed to accept Alltel Corporation’s financial statements rather than those of the acquired operating companies. Given Alltel Corporation’s size, it is not included in the composite statistics.
(4)	During the year ended December 31, 2001, Citizens Communications Company became a telecommunications borrower. The December 31, 2003, 2002 and 2001 financial results for Citizens have been excluded from the information above because CFC believes that their inclusion would unduly skew these statistics. Loans to Citizens represent only 4% of the total telecommunications loan portfolio. Citizens’ long-term debt is currently rated Ba3 by Moody’s Investors Service, BB+ by Standard & Poor’s Corporation and BB by Fitch Ratings. For calendar year 2003, Citizens reported revenues of $2,445 million and net income of $188 million. Had Citizens been included in the composite data above, the composite debt service coverage ratio for the years ended December 31, 2003, 2002 and 2001 would have been 1.43, 0.99 including a one-time, non-cash impairment charge totaling $1,074 million, and 1.45, respectively.
(5)	During the year ended December 31, 2002, two of CFC’s large telecommunications borrowers recorded impairments to goodwill as a result of new accounting standards. These non-cash charges, which total $140.3 million, are reflected in the 2002 composite DSC calculation. Exclusion of these charges would result in a composite DSC of 1.59 for 2002.
(6)	One of CFC’s telecommunications borrowers, representing less than 2% of all telecommunications loans outstanding, has been excluded from the 2002 composite figures due to its Chapter 11 bankruptcy filing. The borrower emerged from bankruptcy during 2003 and recognized a substantial gain due to the reduction in its debt balances. For that reason, the borrower is also excluded from the 2003 composite data. CFC was kept current on its loans to this borrower throughout the bankruptcy. The composite DSC with this borrower included for the years ended December 31, 2003 and 2002 would have been 1.92 and 0.99, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

COMPOSITE COMBINED BALANCE SHEETS
AS REPORTED TO CFC BY TELECOMMUNICATIONS BORROWERS

The following are unaudited figures that are based

upon financial statements submitted to
CFC by Telecommunications Borrowers

	At December 31,

	2003(4)(5)	2002(4)(5)	2001(4)	2000(3)	1999(3)
(Dollar amounts in thousands)
Assets and other debits:
Cash and cash equivalents	$768,782	$655,500	$653,628	$639,882	$646,409
Current assets	912,165	970,994	909,931	1,372,186	1,029,905
Plant, property and equipment	5,035,982	5,024,619	5,572,227	5,674,846	3,998,038
Other non-current assets	4,286,173	4,331,119	4,728,130	4,957,209	2,505,597

Total assets and other debits	$11,003,102	$10,982,232	$11,863,916	$12,644,123	$8,179,949

Liabilities and equity:
Current liabilities	$1,021,234	$935,367	$945,181	$1,225,408	$898,080
Affiliate debt	12,102	4,266	7,152	1,135	3,804
Long-term debt(1)	6,689,871	6,844,587	7,156,808	6,960,293	4,309,996
Other non-current liabilities	693,667	586,628	464,703	741,921	392,982
Equity	2,586,228	2,611,384	3,290,072	3,715,366	2,575,087

Total liabilities and equity	$11,003,102	$10,982,232	$11,863,916	$12,644,123	$8,179,949

Equity percentage(2)	24%	24%	28%	29%	32%
Number of borrowers included	186	201	208	226	191

(1)	Includes current maturities.
(2)	Determined by dividing total net worth by total assets and other debits. During calendar year 2000, CFC closed two large loans to start-up companies for the purpose of acquiring local exchange properties from GTE (now Verizon). Due to significant expenses related to start-up and the transition of these operations, for the years ending 2001 and 2000 there were substantial operating losses reported by these two companies, which had a negative impact on their reported equity. For the years ended December 31, 2002, 2001, and 2000, the equity percentage would have been, 27%, and 30%, and 32% respectively, if the data for these two borrowers were excluded.
(3)	For the years ended December 31, 2000 and 1999, some telecommunications members were acquired by Alltel Corporation, and CFC agreed to accept Alltel Corporation’s financial statements rather than those of the acquired operating companies. Given Alltel Corporation’s size, it is not included in the composite statistics.
(4)	During the year ended December 31, 2001, Citizens Communications Company became a telecommunications borrower. The December 31, 2003, 2002 and 2001 financial results for Citizens have been excluded from the information above because CFC believes that their inclusion would unduly skew these statistics. Loans to Citizens represent only 4% of the telecommunications loan portfolio. Citizens’ long-term debt is currently rated Ba3 by Moody’s Investors Service, BB+ by Standard & Poor’s Corporation and BB by Fitch Ratings. At December 31, 2003, Citizens had total assets of $7.7 billion and equity of $1.4 billion. Had Citizens been included in the composite combined balance sheet data above, the composite equity percentage at December 31, 2003, 2002 and 2001 would have been 21%, 20% and 23%, respectively.
(5)	One of CFC’s telecommunications borrowers, representing less than 2% of all telecommunications loans outstanding, has been excluded from the 2002 composite figures due to its Chapter 11 bankruptcy filing. The borrower emerged from bankruptcy during 2003 and recognized a substantial gain due to the reduction in its debt balances. For that reason, the borrower is also excluded from the 2003 composite data. CFC was kept current on its loans to this borrower throughout the bankruptcy. The composite equity percentage with this borrower included would have remained at 24% and 19% at December 31, 2003 and 2002, respectively.

Item 2.	Properties.

CFC owns and operates a headquarters facility in Fairfax County, Virginia. This facility consists of two six-story office buildings and two separate parking garages situated on ten acres of land. CFC also owns an additional two acres of unimproved land adjacent to its office building.

Item 3.	Legal Proceedings.

On June 1, 2004, RTFC filed a lawsuit in the Eastern District Court of Virginia against Innovative Communication Corporation (“ICC”) for failure to comply with the terms of ICC’s loan agreement. The complaint was amended by RTFC on July 20, 2004 to allege additional loan agreement defaults and to demand immediate full repayment of approximately $552 million of principal outstanding under loans to ICC plus related interest and fees. On August 3, 2004, ICC filed its amended answer and counterclaims, in which it denies that it is in default of the loan agreement, and asserts a counterclaim seeking the reformation of the loan agreement to conform to a 1989 settlement agreement among the Virgin Islands Public Services Commission, ICC’s predecessor, and RTFC, in a manner that ICC contends would relieve it of some of the defaults alleged in the amended complaint.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Inapplicable.

Item 6.	Selected Financial Data.

The following is a summary of selected financial data for each of the five years ended May 31, 2004.

	2004	2003	2002	2001	2000
(Dollar amounts in thousands)
For the year ended May 31:
Operating income	$1,005,520	$1,070,875	$1,186,533	$1,388,295	$1,020,998
Gross margin	91,292	140,028	300,695	270,456	159,674
Derivative cash settlements(A)	110,087	122,825	34,191	—	—
Derivative forward value(A)	(229,132)	757,212	41,878	—	—
Foreign currency adjustments(B)	(65,310)	(243,220)	(61,030)	—	—
Operating (loss) margin	(194,584)	651,970	78,873	132,766	115,333
Cumulative effect of change in accounting principle(A)	22,369	—	28,383	—	—
Net margin (loss)	$(178,021)	$651,970	$107,256	$132,766	$115,333
Fixed charge coverage ratio(C)(D)	—	1.70	1.09	1.12	1.13
Adjusted fixed charge coverage ratio(E)	1.12	1.17	1.12	1.12	1.13
As of May 31:
Loans to members	$20,488,523	$19,484,341	$20,047,109	$19,683,950	$16,678,045
Allowance for loan losses	(573,939)	(511,463)	(478,342)	(317,197)	(213,292)
Assets	21,349,572	21,027,883	20,371,335	20,013,642	17,098,440
Long-term debt(F)	16,659,182	16,000,744	14,855,550	11,376,412	10,595,596
Subordinated deferrable debt	550,000	650,000	600,000	550,000	400,000
Members’ subordinated certificates	1,665,158	1,708,297	1,691,970	1,581,860	1,340,417
Members’ equity(A)	483,126	454,376	392,056	393,899	341,217
Total equity	695,734	930,836	328,731	393,899	341,217
Guarantees	$1,331,299	$1,903,556	$2,056,385	$2,217,559	$1,945,202
Leverage ratio(D)	31.57	23.64	67.23	55.44	54.81
Adjusted leverage ratio(E)	7.03	6.65	7.20	7.73	8.11
Debt to equity ratio(D)	29.66	21.59	60.97	49.81	49.11
Adjusted debt to equity ratio(E)	6.54	5.97	6.43	6.85	7.17

(A)	Derivative cash settlements represent the net settlements received/paid on interest rate and cross currency exchange agreements that do not qualify for hedge accounting for the years ended May 31, 2004, 2003 and 2002. In prior years this amount had been included in the cost of funds line on the combined statement of operations. The derivative forward value represents the change in fair value on exchange agreements that do not qualify for hedge accounting, as well as amortization related to the long-term debt valuation allowance and related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001. The cumulative effect of change in accounting principle in 2002 represents the forward value of interest rate and cross currency exchange agreements recorded as a transition adjustment upon adoption of SFAS 133. Members’ equity represents total equity excluding foreign currency adjustments, derivative forward value, cumulative effect of change in accounting principle in 2002 and accumulated other comprehensive income (see “Non-GAAP Financial Measures” in Management’s Discussion and Analysis for further explanation of members’ equity and a reconciliation to total equity).
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
(C)	The fixed charge coverage ratio is the same calculation as CFC’s Times Interest Earned Ratio (“TIER”). For the year ended May 31, 2004, CFC’s earnings were insufficient to cover fixed charges by $200 million.
(D)	See “Non-GAAP Financial Measures” in Management’s Discussion and Analysis for the GAAP calculations of these ratios.
(E)	Adjusted ratios include non-GAAP adjustments that CFC makes to financial measures in assessing its financial performance. See “Non-GAAP Financial Measures” in Management’s Discussion and Analysis for further explanation of these calculations and a reconciliation of the adjustments.
(F)	Includes notes payable reclassified as long-term debt in the amount of $4,650 million, $3,951 million, $3,706 million, $4,638 million, and $5,493 million at May 31, 2004, 2003, 2002, 2001, and 2000, respectively, and excludes $2,365 million, $2,911 million, $2,883 million, $4,388 million, and $3,040 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2005, 2004, 2003, 2002, and 2001, respectively (see Note 4 to combined financial statements). Includes the long-term debt valuation allowance of $0 million, $(1) million and $2 million and the foreign currency valuation account of $234 million, $176 million and $(2) million at May 31, 2004, 2003 and 2002, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is designed to provide a better understanding of National Rural Utilities Cooperative Finance Corporation’s (“CFC”) consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto. Effective June 1, 2003, CFC’s financial results include the consolidated accounts of CFC, Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and certain entities controlled by CFC that were created to hold foreclosed assets. CFC’s financial results prior to June 1, 2003 were consolidated with certain entities controlled by CFC that were created to hold foreclosed assets and combined with those of RTFC. CFC refers to its financial measures that are not in accordance with generally accepted accounting principles (“GAAP”) as “adjusted” throughout this document. See “Non-GAAP Financial Measures” for further explanation.

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

Forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance that are subject to risks and uncertainties. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

•	Liquidity — CFC depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantees and repurchase agreements. At May 31, 2004, CFC had $3,625 million of commercial paper, daily liquidity fund and bank bid notes and $2,365 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. There can be no assurance that CFC will be able to access the capital markets in the future. Downgrades to CFC’s long-term debt ratings or other events that may deny or limit CFC’s access to the capital markets could negatively impact its operations. CFC has no control over certain items that are considered by the credit rating agencies as part of their analysis for CFC, such as the overall outlook for the electric and telecommunications industries.

•	Covenant compliance — CFC must maintain compliance with all covenants related to its revolving credit agreement, including the adjusted times interest earned ratio (“TIER”), adjusted leverage and amount of loans pledged in order to have access to the funds available under the revolving lines of credit. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of adjusted ratios. A restriction on access to its revolving lines of credit would impair CFC’s ability to issue short-term debt, as it is required to maintain backup-liquidity to maintain preferred rating levels on its short-term debt.

•	Restructured borrower — Denton County Electric Cooperative, Inc. d/b/a CoServ Electric (“CoServ”) has emerged from bankruptcy and the joint plans of liquidation and reorganization filed by CoServ and CFC are effective. However, the calculated impairment on the restructured loan would increase if CoServ were not able to perform as required by the joint plans of liquidation and reorganization.

•	Credit concentration — CFC lends only into the rural electric and telephone industries and is subject to risks associated with those industries. Credit concentration is one of the risk factors considered by the rating agencies in the evaluation of CFC’s credit rating. CFC’s credit concentration to its ten largest borrowers could increase from the current 21% of total loans and guarantees outstanding, if:

•	it were to extend additional loans to the current ten largest borrowers,

•	its total loans outstanding were to decrease, with a disproportionately large share of the decrease to borrowers not in the current ten largest, or

•	it were to advance large new loans to one of the next group of borrowers below the ten largest.

•	Loan loss allowance — Computation of the loan loss allowance is inherently based on subjective estimates. A loan write-off in excess of specific reserves for impaired borrowers or a large net loan write-off to a borrower that is currently performing would have a negative impact on the adequacy of the loan loss allowance and the net margin for the year due to an increased loan loss provision.

•	Adjusted leverage and adjusted debt to equity ratios — If CFC were to experience significant loan growth over the next few years, as it did from fiscal year 1998 through fiscal year 2001, the adjusted leverage and adjusted debt to equity ratios would increase. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of adjusted ratios. The equity retention policies are tied to the growth in loans outstanding, as members may be required to purchase subordinated certificates with the advance of loans. However, the required subordinated certificate purchase is not sufficient to allow equity retention in an amount that will continue to lower the adjusted leverage and adjusted debt to equity ratios. The increased loan volume would result in an increased gross margin, which could result in an increased allocation to the members’ equity reserve, but not in an amount required to reduce the adjusted leverage and adjusted debt to equity ratios.

•	Tax exemption — Legislation that removes or imposes new conditions on the federal tax exemption for 501(c)(4) social welfare corporations could have a negative impact on CFC’s net margins. CFC’s continued exemption depends on CFC conducting its business in accordance with the exemption granted to it by the Internal Revenue Service.

•	Derivative accounting — The required accounting for derivative financial instruments has caused increased volatility in CFC’s reported financial results. In addition, a standard market does not exist for CFC’s derivative instruments, therefore the fair value of derivatives reported in CFC’s financial statements is based on quotes obtained from CFC’s counterparties. The market quotes provided by counterparties do not represent offers to trade at the quoted price.

•	Foreign currency — The required accounting for foreign denominated debt has caused increased volatility in CFC’s financial results. CFC is required to adjust the value of the foreign denominated debt on its consolidated and combined balance sheets at each reporting date based on the then current foreign exchange rate.

•	Rating triggers — CFC has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. CFC’s rating triggers are based on its senior unsecured credit rating from Standard & Poor’s Corporation and Moody’s Investors Service. At May 31, 2004, there are rating triggers associated with $12,061 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If CFC’s rating from Moody’s Investors Service falls to Baa1 or CFC’s rating from Standard & Poor’s Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,754 million. If CFC’s rating from Moody’s Investors Service falls below Baa1 or CFC’s rating from Standard & Poor’s Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $10,307 million. Based on the fair market value of its interest rate, cross currency and cross currency interest rate exchange agreements at May 31, 2004, CFC may be required to make a payment of up to $34 million if its senior unsecured ratings declined to Baa1 or BBB+, and up to $64 million if its senior unsecured ratings declined below Baa1 or BBB+. In calculating the required payments, CFC only considered agreements in which it would have been required to make a payment upon termination.

•	Calculated impairment — CFC calculates loan impairments per the requirements of Statement of Financial Accounting Standards (“SFAS”) 114, Accounting by Creditors for Impairment of a Loan — an Amendment of SFAS 5 and SFAS 15, as amended. This pronouncement states that the impairment is calculated based on a comparison of the present value of the expected future cash flows discounted at the original interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. The interest rate in the original loan agreements between CFC and its borrowers may be a blend of the CFC long-term fixed rate for various maturity periods, the CFC long-term variable and line of credit interest rate. CFC periodically adjusts the long-term variable and line of credit interest rates to reflect the cost of variable rate and short-term debt. Thus, the original contract rate (weighted average of interest rates on all of the original loans to the borrower), will change as CFC adjusts its long-term variable and line of credit interest rates. CFC’s long-term variable and line of credit interest rates have been at historically low levels over this past year. CFC’s calculated impairment on the non-performing and restructured loans will increase as CFC’s long-term variable and line of credit interest rates increase. Currently, an increase of 25 basis points to CFC’s variable interest rates results in an increase of $14 million to the calculated impairment.

•	Deficiency of fixed charges — For the year ended May 31, 2004, CFC’s net loss prior to the cumulative effect of change in accounting principle reported on the consolidated statement of operations as required under GAAP totaled $200 million and was not sufficient to cover fixed charges.

Overview

CFC was formed in 1969 by the rural electric cooperatives to provide them with a source of funds to supplement the financing provided by the Rural Utilities Service (“RUS”). CFC was organized as a cooperative in which each member (other than associates) receives one vote. Under CFC’s bylaws, the board of directors is composed of 23 individuals, 20 of whom must be either general managers or directors of member systems, two of whom are designated by the National Rural Electric Cooperative Association and one at-large position who must satisfy the requirements of an audit committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 and must be elected from the general membership. The at-large position is to be filled at the discretion of the board and currently is not filled. CFC was granted tax-exempt status under Section 501(c)(4) of the Internal Revenue Code.

RTFC was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and affiliates. Effective June 1, 2003, RTFC’s results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements (see Note 1(b) to the consolidated and combined financial statements). RTFC operates under a management agreement with CFC and is headquartered with CFC in Herndon, Virginia. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code. RTFC pays income tax based on its net margins, excluding net margins allocated to its members. Prior to June 1, 2003, RTFC’s results of operations and financial condition were combined with CFC’s. At May 31, 2004, CFC had committed to lend RTFC up to $10 billion, of which $5 billion was outstanding.

NCSC was incorporated in 1981 in the District of Columbia as a private cooperative association. NCSC provides lease financing related to its members and general financing to for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to members of CFC. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program. Both programs are currently funded by third parties. Effective June 1, 2003,

NCSC’s results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. NCSC’s membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. NCSC operates under a management agreement with CFC and is headquartered with CFC in Herndon, Virginia. NCSC is a taxable corporation. NCSC pays income tax annually based on its net margins for the period. At May 31, 2004, CFC had committed to provide a total of $2 billion of credit to NCSC. At May 31, 2004, CFC had provided a total of $535 million of credit to NCSC, $180 million of outstanding loans and $355 million of credit enhancements.

Unless stated otherwise, references to CFC relate to the consolidation of RTFC, NCSC and certain entities controlled by CFC and created to hold foreclosed assets. CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates their financial results.

CFC implemented Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 effective June 1, 2003, which resulted in the consolidation of two variable interest entities, RTFC and NCSC. CFC is the primary beneficiary of RTFC and NCSC as a result of its exposure to absorbing a majority of the expected losses. Neither company was consolidated with CFC prior to June 1, 2003 and the implementation of FIN 46(R) since CFC has no direct financial ownership interest in either company.

On June 1, 2003, as a result of the consolidation of RTFC and NCSC, total assets increased by $353 million, total liabilities increased by $331 million, minority interest — RTFC and NCSC members’ equity increased by $20 million and CFC total equity increased by $2 million. As a result of the consolidation, NCSC loans were consolidated with CFC’s loans. Additionally, NCSC debt guaranteed by CFC became debt of the consolidated entity, resulting in a reduction to CFC’s guarantee liability. CFC recorded a cumulative effect of change in accounting principle gain of $22 million on the consolidated statement of operations for the year ended May 31, 2004, representing a $3 million increase to the loan loss allowance, a $34 million decrease to the guarantee liability and a $9 million loss representing the amount by which cumulative losses of NCSC exceeded NCSC equity.

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

CFC obtains its funding from the capital markets and its membership. CFC enters the capital markets, based on the combined strength of its members, to borrow the funds required to fulfill the financing requirements of its members. On a regular basis, CFC obtains debt financing in the capital markets by issuing fixed rate or variable rate secured collateral trust bonds, fixed rate subordinated deferrable debt, fixed rate or variable rate unsecured medium-term notes, commercial paper and enters into bank bid note agreements. In addition, CFC obtains debt financing from its membership and other qualified investors through the direct sale of its commercial paper, daily liquidity fund and unsecured medium-term notes.

Rural electric cooperatives that join CFC are generally required to purchase membership subordinated certificates from CFC as a condition of membership. In connection with any long-term loan or guarantee made by CFC on behalf of one of its members, CFC may require that the member make an additional investment in CFC by purchasing loan or guarantee subordinated certificates. The membership subordinated certificates and the loan and guarantee subordinated certificates are unsecured and subordinate to other senior debt of CFC. Membership subordinated certificates typically pay interest at a rate of 5% and have maturities of up to 100 years. Loan and guarantee certificates may or may not earn interest and have maturities tied to the maturity of the related loan or guarantee.

CFC is required by the cooperative laws under which it is incorporated to have a mechanism to allocate its net margin to its members. CFC allocates its net margin before the non-cash effects of SFAS 133 and foreign currency adjustments annually to an education fund, a members’ capital reserve and to members based on each member’s patronage of the loan programs during the year. The membership and loan and guarantee subordinated certificates along with the education fund, members’ capital reserve and unretired allocated margins provide CFC’s base capitalization.

CFC’s performance is closely tied to the performance of its member rural electric and telecommunications systems due to the near 100% concentration of its loan and guarantee portfolio in those industries.

Critical Accounting Policies

Allowance for Loan Losses

For all reporting periods presented, management’s estimates of CFC’s exposure to losses within the guarantee portfolio were reclassified from the allowance for loan losses to a guarantee liability on the consolidated and combined balance sheets. On the consolidated and combined statements of operations, the provision for guarantee losses is being shown separately from the provision for loan losses for all reporting periods presented. These reclassifications were made to conform to the fiscal year 2004 presentation.

At May 31, 2004 and 2003, CFC had a loan loss allowance that totaled $574 million and $511 million, representing 2.80% and 2.62% of total loans outstanding, respectively. Generally accepted accounting principles require loans receivable to be reported on the consolidated and combined balance sheets at net realizable value. The net realizable value is the total principal amount of loans outstanding less an estimate of the expected losses inherent in the portfolio. CFC calculates its loss allowance on a quarterly basis. The loan loss analysis segments the portfolio into three categories: impaired, high risk and general portfolio. There are significant subjective assumptions and estimates used in calculating the amount of the loss allowance required by each of the three categories. Different assumptions and estimates could also be reasonable. Changes in these assumptions and estimates could have a material impact on CFC’s financial statements.

Impaired Exposure

CFC calculates impairment on certain loans in accordance with SFAS 114 and SFAS 118. SFAS 114 states that a loan is impaired when a creditor does not expect to collect all principal and interest due under the original terms of the loan. CFC reviews its portfolio to identify impairments on a quarterly basis. Factors considered in determining an impairment include, but are not limited to: the review of the borrower’s audited financial statements and interim financial statements if available, the borrower’s payment history, communication with the borrower, economic conditions in the borrower’s service territory, pending legal action involving the borrower, restructure agreements between the borrower and CFC, and estimates of the value of the borrower’s assets that have been pledged as collateral to secure CFC loans. CFC calculates the impairment by comparing the future estimated cash flow, discounted at the original loan interest rate, against CFC’s current investment in the receivable. If the current investment in the receivable is greater than the net present value of the future payments discounted at the original contractual interest rate, the impairment is equal to that difference. If it is not possible to estimate the future cash flow associated with a loan, then the impairment calculation is based on the value of the collateral pledged as security for the loan. At May 31, 2004 and 2003, CFC had a total of $233 million and $164 million reserved specifically against impaired exposure totaling $959 million and $629 million, respectively, representing 24% and 26% of the total impaired loan exposure. The $233 million and $164 million specific reserves represented 41% and 32% of the total loan loss allowance at May 31, 2004 and 2003, respectively. The calculated impairment at May 31, 2004 was higher than at May 31, 2003 due to the increase in loan exposure classified as impaired related to a telecommunications borrower, offset by payments received and lower interest rates on CFC variable rate loans. The original contract rate on a portion of CFC’s impaired loans at May 31, 2004 will vary with the changes in CFC’s variable interest rates. Based on the current balance of impaired loans at May 31, 2004, a 25 basis point increase or decrease to CFC variable interest rates will result in an increase or decrease, respectively, of approximately $14 million to the calculated impairment.

In calculating the impairment on a loan, the estimate of the expected future cash flow or collateral value are the key estimates made by management. Changes in the estimated future cash flow or collateral value would impact the amount of the calculated impairment. The change in cash flow required to make the change in the calculated impairment material will be different for each borrower and depend on the period covered, the original contract interest rate and the amount of the loan outstanding. Estimates are not used to determine CFC’s investment in the receivables or the discount rate since, in all cases, they are the loan balance outstanding at the reporting date and the original loan interest rate.

High Risk Exposure
Loan exposures considered to be high risk represent exposure in which the borrower has had a history of late payments, the borrower’s financial results do not satisfy loan financial covenants, the borrower has contacted CFC to discuss pending financial difficulties or for some other reason CFC believes that the borrower’s financial results could deteriorate resulting in an elevated potential for loss. CFC’s corporate credit committee is responsible for determining which loans should be classified as high risk and the level of reserve required for each borrower. The committee meets at least quarterly to review all loan facilities with an internal risk rating above a certain level. Once it is determined that exposure to a borrower should be classified as high risk, the committee sets the required reserve level based on the facts and circumstances for each borrower, such as the borrower’s financial condition, payment history, CFC’s estimate of the collateral value, pending litigation, if any, and other factors. This is an objective and subjective exercise in which the committee uses the available information to make its best estimate as to the level of loss allowance required. At any reporting date the reserve required could vary significantly depending on the facts and circumstances, which could include, but are not limited to: changes in collateral value, deterioration in financial condition, the borrower declaring bankruptcy, payment default on CFC’s loans and other factors. The borrowers in the high risk category will generally either move to the impaired category or back to the general portfolio within a period of twelve months. At May 31, 2004 and 2003, CFC had reserved $109 million and $87 million against the $607 million and $870 million of exposure classified as high risk, representing coverage of 18% and 10%, respectively. The $109 million and $87 million reserve for loans in the high risk category represents 19% and 17%, respectively, of the total loan loss allowance at May 31, 2004 and 2003.

General Portfolio
In fiscal year 2003, CFC made refinements to the methodology used to determine the required loan loss allowance for the general portfolio. The refinements include the use of the improved internal risk rating system, historical default data on corporate bonds and CFC specific loss recovery data. CFC uses the following factors to determine the level of the loan loss allowance for the general portfolio category:

•	Internal risk ratings — CFC maintains risk ratings for each credit facility outstanding to its borrowers. CFC adopted the risk rating methodology in fiscal year 2002. The ratings are updated at least annually and are based on the following:

•	General financial condition of the borrower.
•	CFC’s internal estimated value of the collateral securing its loans.
•	CFC’s internal evaluation of the borrower’s management.
•	CFC’s internal evaluation of the borrower’s competitive position within its service territory.
•	CFC’s estimate of potential impact of proposed regulation and litigation.
•	Other factors specific to individual borrowers or classes of borrowers.

•	Standard corporate default table — The table provides expected default rates based on rating level and the remaining maturity of the bond. CFC uses the standard default table for all corporate bonds provided by Standard and Poor’s Corporation to assist in estimating its reserve levels.

•	Recovery rates — Estimated recovery rates based on historical experience of loan balance at the time of default compared to the total loss on the loan to date.

CFC aggregates the loans in the general portfolio by borrower type (distribution, generation, telecommunications, associate and other member) and by internal risk rating within borrower type. CFC correlates its internal risk ratings to the ratings used in the standard default table based on a comparison of CFC’s rating on borrowers that have a rating from one or more of the recognized credit rating agencies and based on a standard matching used by banks.

In addition to the general portfolio reserve requirement as calculated above, CFC maintains an additional reserve for borrowers with a total exposure in excess of 1.5% of the total CFC loans and guarantees outstanding. The additional reserve is based on the amount of exposure in excess of 1.5% of the CFC total exposure and the borrower’s internal risk rating. At May 31, 2004 and 2003, respectively, CFC had a reserve of $19 million and $25 million based on the additional risk related to large exposures.

At May 31, 2004 and 2003, CFC had a total of $18,660 million and $17,718 million of loans, respectively, in the general portfolio. This total does not include $263 million and $267 million of loans at May 31, 2004 and 2003, respectively, that have a US Government guarantee of all principal and interest payments. CFC does not maintain a loan loss allowance on loans that are guaranteed by the US Government. CFC reserved a total of $232 million and $260 million (including the $19 million and $25 million described above) for loans in the general portfolio at May 31, 2004 and 2003, respectively, representing coverage of 1.24% and 1.47% of the total loans for the general portfolio.

The methodology used in fiscal year 2002 considered many of the factors listed above, but the process of evaluating those factors was not as formalized as in fiscal year 2003 after the final adoption of the internal risk rating process. Overall, CFC believes the methodology used in fiscal year 2003 to be enhanced and less subjective than the methodology used in fiscal year 2002.

In fiscal years 2004, 2003 and 2002, CFC made provisions to the loan loss reserve totaling $55 million, $43 million and $186 million, respectively. The important factors affecting the provision for each year are listed below:

•	Fiscal year 2004 provision of $55 million resulted primarily from the following factors:

•	Increase to the calculated impairment of $69 million due to an increase of $330 million to impaired loans outstanding because of the deteriorating financial condition of one borrower which moved from high risk to impaired in fiscal year 2004 offset by repayments from another borrower and the impact of lower interest rates on variable rate loans.
•	Increase of $22 million to the required high risk reserve due to legal action involving one high risk borrower and to a refinement in process to set a minimum reserve for high risk borrowers.
•	A decrease of $28 million to the required general reserve due to a 9% reduction in the weighted average risk rating for all loans in the general portfolio and a decrease of $6 million required for large exposures offset by an increase in allowance as a result of a $942 million increase to loans outstanding in the general portfolio.
•	Net recoveries of $2 million.

•	Fiscal year 2003 provision of $43 million resulted from the following factors:

•	Impaired exposure decreased by $924 million and calculated impairment decreased by $38 million. Calculated impairment was impacted by decreases to CFC variable interest rates and reductions in total impaired exposure.
•	High risk exposure decreased by $74 million and the CFC corporate credit committee determined, based on facts and circumstances at that time, that a 10% reserve was required on the high risk exposure compared to a 5% reserve in 2002 which results in a net increase of $40 million to the reserve allocated to the high risk category.
•	General portfolio exposure increased by $411 million and the refinement of the allowance methodology resulted in an increase to the reserve of $31 million.
•	Net write-offs of $10 million during fiscal year 2003.

•	Fiscal year 2002 provision of $186 million resulted from the following factors:

•	Impaired exposure increased by $88 million and calculated impairments increased by $47 million. One impaired borrower defaulted on its restructure agreement and declared bankruptcy resulting in a higher calculated impairment as compared to fiscal year 2001.
•	High risk exposure increased by $441 million. At year end it was estimated that a reserve of 5.00% was required on high risk exposure resulting in an increase of $27 million compared to 3.98% for fiscal year 2001.
•	General portfolio exposure decreased by $226 million, however the reserve requirement based on the methodology in effect at that time required an increase to the general reserve of $87 million due to the downturn in the electric and telecommunications industries.
•	Net write-offs of $25 million during fiscal year 2002.

Senior management reviews and discusses the estimates and assumptions used in the calculations of the loan loss allowance for impaired loans, high risk loans and loans covered by the general portfolio, including high exposures related to single obligors, on a quarterly basis. Senior management discusses estimates with the board of directors and audit committee and reviews all loan loss related disclosures included in CFC’s Form 10-Qs and Form 10-Ks filed with the SEC.

CFC’s corporate credit committee makes recommendations of loans to be written off to the respective boards of directors. In making its recommendation to write off all or a portion of a loan balance, CFC’s corporate credit committee considers various factors including cash flow analysis and collateral securing the borrower’s loans. Under current policy, the respective boards of directors are required to approve all loan write-offs.

Derivative Financial Instruments

In June 1998, the FASB issued SFAS 133. SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the consolidated and combined balance sheets as either an asset or liability measured at fair value. The statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the consolidated and combined statements of operations or to be recorded as other comprehensive income, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. CFC adopted this statement on June 1, 2001. CFC is neither a dealer nor trader in derivative financial instruments. CFC uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate and foreign currency risk.

As a result of applying SFAS 133, CFC has recorded derivative assets of $577 million and $1,160 million and derivative liabilities of $130 million and $355 million at May 31, 2004 and 2003, respectively, as well as a long-term debt valuation allowance that decreases long-term debt by $1 million at May 31, 2003. Accumulated other comprehensive losses related to derivatives from inception to date were $12 million and $47 million as of May 31, 2004 and 2003, respectively.

The impact of derivatives on CFC’s consolidated and combined statements of operations for the years ended May 31, 2004 and 2003 was a loss of $128 million and a gain of $872 million, respectively. The change in the fair value of derivatives for the years ended May 31, 2004 and 2003 was a loss of $229 million and a gain of $757 million recorded in CFC’s derivative forward value. At May 31, 2004 and 2003, the derivative forward value also includes amortization totaling $1 million and $(3) million, respectively, related to the long-term debt valuation allowance and $17 million and $22 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date CFC implemented SFAS 133. In addition, income totaling $101 million and $115 million was recorded for net cash settlements received by CFC during the years ended May 31, 2004 and 2003, respectively, of which $110 and $123 million, respectively, relate to interest rate and cross currency interest rate exchange agreements that do not qualify for hedge accounting under SFAS 133 and were recorded in the derivative cash settlements line. The remaining expense of $9 million and $8 million, respectively, relate to interest rate and cross currency interest rate exchange agreements that do qualify for hedge accounting under SFAS 133 and were recorded in the cost of funds line. All cash settlements were recorded in the cost of funds prior to June 1, 2001.

CFC is required to determine the fair value of its derivative instruments. Because there is not an active secondary market for the types of derivative instruments it uses, CFC obtains market quotes from its dealer counterparties. The market quotes are based on the expected future cash flow and estimated yield curves. CFC records the change in the fair value of its derivatives for each reporting period in the derivative forward value line on the consolidated and combined statements of operations for the majority of its derivatives or in the other comprehensive income account on the consolidated and combined balance sheets for the derivatives that qualify for hedge accounting. The counterparties are estimating future interest rates as part of the quotes they provide to CFC. CFC adjusts all derivatives to fair value on a quarterly basis. The fair value recorded by CFC will change as estimates of future interest rates change. To estimate the impact of changes to interest rates on CFC’s forward value of derivatives, CFC would need to estimate all changes to interest rates through the maturity of its outstanding derivatives. CFC has derivatives in the current portfolio that do not mature until 2029. Due to the volatility in expected future interest rates, CFC does not believe that it is a useful exercise to attempt to estimate future interest rates through the maturity of its derivative portfolio. In addition, CFC excludes the changes to the fair value of derivatives from its internal analysis since they represent the net present value of all future estimated cash settlements. Thus, CFC does not estimate the impact of changes in future interest rates to the fair value of its derivatives. CFC does not believe that volatility in the derivative forward value line on the consolidated and combined statements of operations is material as it represents an estimated future value and not a cash impact for the current period.

Cash settlements that CFC pays and receives for derivative instruments that do not qualify for hedge accounting are recorded in the cash settlements line in the consolidated and combined statements of operations. A 25 to 50 basis point increase to the 30-day composite commercial paper index, the three-month LIBOR rate and the six-month LIBOR rate would not have a significant impact on CFC’s total cash settlements due to the composition of the portfolio at May 31, 2004. CFC’s interest rate exchange agreements at May 31, 2004 include $7,435 million notional amount, or 48% of the total interest rate exchange agreements in which CFC synthetically changed the interest rate on the debt securities from variable to fixed. The remaining $8,050 million notional amount, or 52% of the total interest rate exchange agreements at May 31, 2004, synthetically changed the interest rate on CFC’s debt securities from fixed to variable. As a result, the impact of an increase in interest rates for interest rate exchange agreements in which CFC pays a variable rate would be offset by the impact of the increase in interest rates for interest rate exchange agreements in which CFC receives a variable rate.

The majority of CFC’s derivatives do not qualify for hedge accounting. To qualify for hedge accounting, there must be a high correlation between the pay leg of the interest rate exchange agreement and the asset being hedged or between the receive leg of the interest rate exchange agreement and the liability being hedged. A large portion of CFC’s interest rate exchange agreements use a 30-day composite commercial paper index as the receive leg, which would have to be highly correlated to CFC’s own commercial paper rates to qualify for hedge accounting. CFC sells commercial paper to its members as well as investors in the capital markets. CFC sets its commercial paper rates daily based on its cash requirements. The correlation between the CFC commercial paper rates and the 30-day composite commercial paper index has not been consistently high enough to qualify for hedge accounting.

CFC does not plan to adjust its practice of using the 30-day composite commercial paper or a LIBOR index as the receive portion of its interest rate exchange agreements. CFC sets the variable interest rates on its loans based on the cost of its short-term debt, which is comprised of long-term debt due within one year and commercial paper. CFC believes that it is properly hedging its gross margin on loans by using the 30-day composite commercial paper or LIBOR index, which is the rate that is most closely related to the rates it charges on its own commercial paper. During certain periods, the correlation between the LIBOR rates or the

30-day composite commercial paper rate and the CFC 90-day and 30-day commercial paper rate has been higher than the required 90% to qualify for hedge accounting. However, the correlation is not consistently above the 90% threshold, therefore the interest rate exchange agreements that use the three-month LIBOR rate or 30-day composite commercial paper rate do not qualify for hedge accounting. For the purposes of its own analysis, CFC believes that the correlation is sufficiently high to consider these agreements effective economic hedges.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC’s net margin in dollar terms is subject to fluctuation as interest rates change. In addition, as CFC is a not-for-profit member-owned finance cooperative, its objective is not to maximize its net margin dollars, but to offer its members the lowest cost financial services. Management has established a 1.10 adjusted TIER as its minimum operating objective. TIER is a measure of CFC’s ability to cover the interest expense on its debt obligations. TIER is calculated by dividing the cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds. CFC’s TIER for the years ended May 31, 2003 and 2002 was 1.70 and 1.09, respectively. For the year ended May 31, 2004, CFC reported a net loss prior to the cumulative effect of change in accounting principle of $200 million, thus the TIER calculation results in a value below 1.00. CFC adjusts TIER to exclude the SFAS 133 derivative forward value and foreign currency adjustments from net margin and include the derivative cash settlements in the cost of funds. Adjusted TIER for May 31, 2004 also adds back minority interest. Adjusted TIER for the years ended May 31, 2004, 2003 and 2002 was 1.12, 1.17 and 1.12, respectively. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments CFC makes in its TIER calculation to exclude the non-cash impact of SFAS 133 and foreign currency adjustments.

Fiscal Year 2004 versus 2003 Results

The following chart presents the results for the year ended May 31, 2004 versus May 31, 2003.

	For the year ended
	May 31,
			Increase/
	2004	2003	(Decrease)
(Dollar amounts in millions)
Operating income	$1,005	$1,071	$(66)
Cost of funds	(914)	(931)	17

Gross margin	91	140	(49)
Operating expenses:
General and administrative expenses	(41)	(38)	(3)
Provision for loan losses	(55)	(43)	(12)
Recovery (provision) for guarantee losses	1	(25)	26

Total operating expenses	(95)	(106)	11

Results of operations of foreclosed assets	4	1	3
Impairment loss on foreclosed assets	(11)	(20)	9

Total loss on foreclosed assets	(7)	(19)	12

Derivative cash settlements	110	123	(13)
Derivative forward value	(229)	757	(986)
Foreign currency adjustments	(65)	(243)	178

Total (loss) gain on derivative and foreign currency adjustments	(184)	637	(821)

Operating (loss) margin	(195)	652	(847)
Income tax expense	(3)	—	(3)
Minority interest — RTFC and NCSC net margin	(2)	—	(2)
Cumulative effect of change in accounting principle	22	—	22

Net (loss) margin	$(178)	$652	$(830)

TIER	—	1.70

Adjusted TIER(2)	1.12	1.17

(1)	For the year ended May 31, 2004, CFC reported a net loss prior to the cumulative effect of change in accounting principle of $200 million, thus the TIER calculation results in a value below 1.00.
(2)	Adjusted to exclude the impact of the derivative forward value, foreign currency adjustments and minority interest from net margin and to include the derivative cash settlements in the cost of funds. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.

Operating Income

The $66 million or 6% decrease in operating income for the year ended May 31, 2004 compared to the prior year period was due to a $85 million decrease due to the lower yield on average loans outstanding offset by a $19 million increase due to higher average loan volume. The average yield on total loans decreased from 5.40% for the year ended May 31, 2003 to 4.95% for the year ended May 31, 2004 due to reductions to CFC’s long-term variable and line of credit interest rates during the year ended May 31, 2004. The decrease to CFC’s interest rates was based on its decision to lower the gross margin yield it was charging its members. CFC’s average loan volume outstanding increased slightly by $486 million or 2% to $20,332 million for the year ended May 31, 2004 compared to $19,846 million for the year ended May 31, 2003. CFC’s goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. For the year ended May 31, 2004, CFC exceeded its minimum operating objective of a 1.10 adjusted TIER.

Electric systems operating income is comprised of income from loans to electric members. Electric systems operating income for the year ended May 31, 2004 decreased $45 million compared to the prior year period due to a $58 million decrease caused by lower interest rates, partly offset by an increase of $13 million due to an increase in average loan volume. The average yield on electric loans fell from 4.88% for the year ended May 31, 2003 to 4.50% for the year ended May 31, 2004 while average loan volume increased 2%. CFC reduced its long-term variable interest rate for electric loans by 70 basis points and its line of credit interest rate for electric loans by 110 basis points during the year ended May 31, 2004. Telecommunications operating income is comprised of income from loans to telecommunications borrowers. Telecommunications operating income for the year ended May 31, 2004 decreased $37 million compared to the prior year period. The average yield on telecommunications loans fell from 6.93% to 6.37% accounting for $27 million of the decrease while lower average telecommunications loans outstanding of 3% resulted in the remaining $10 million of the decrease. CFC reduced its long-term variable and line of credit interest rates on telecommunications loans by 65 basis points and 70 basis points, respectively, during the year ended May 31, 2004. Other operating income is comprised of loans to electric consumers, loans to the for-profit subsidiaries of members and other items not included in the electric or telecommunications segments. Other operating income increased from zero for the year ended May 31, 2003 to $16 million for the year ended May 31, 2004 due to the consolidation of NCSC beginning June 1, 2003.

Cost of Funds
The $17 million, or 2%, decrease in cost of funds for the year ended May 31, 2004 compared to the prior year period was due to a $28 million decrease due to a reduction to interest rates in the markets offset by an increase of $11 million due to an increase in loan volume as compared to the prior year. Cost of funds for the year ended May 31, 2004 and 2003 includes $9 million and $8 million of expense, respectively, for net cash settlements related to exchange agreements that qualify as effective hedges. CFC’s average cost of funding for the year ended May 31, 2004 was 4.50% compared to 4.69% in the prior year period. CFC’s average adjusted cost of funding, which includes derivative cash settlements, for the year ended May 31, 2004 was 3.96% compared to 4.07% for the prior year period. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments. Electric cost of funds for the year ended May 31, 2004 increased $9 million compared to the prior year period due to a $12 million increase as a result of higher average loan volume, offset by a $3 million decrease due to lower interest rates. The telecommunications cost of funds decreased $33 million for the year ended May 31, 2004 compared to the prior year period, $25 million of which was due to reductions in the average telecommunication cost from 5.59% to 5.08% period over period. The remaining $8 million decrease was due to the 3% reduction in average telecommunications loan volume. Other cost of funds increased from zero for the year ended May 31, 2003 to $7 million for the year ended May 31, 2004 due to the consolidation of NCSC beginning June 1, 2003.

Gross Margin
The gross margin spread earned on loans for the year ended May 31, 2004 was 45 basis points, a decrease of 26 basis points, or 37%, compared to 71 basis points for the year ended May 31, 2003. The adjusted gross margin spread earned on loans for the year ended May 31, 2004, which includes derivative cash settlements, was 99 basis points, a decrease of 34 basis points, or 26%, compared to the adjusted gross margin spread of 133 basis points for the prior year period. See “Non-GAAP Financial Measures” for further explanation of the adjustment CFC makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The decrease to CFC’s gross margin spread and adjusted gross margin spread was primarily due to the reductions in CFC’s variable interest rates during the year ended May 31, 2004 without a corresponding decrease to rates in the capital markets. The $49 million decrease to gross margin was due to the $53 million and $5 million decrease to electric and telecommunications gross margin, respectively, partly offset by the $9 million increase to other gross margin. By reducing the gross margin yield, CFC is effectively giving its members an immediate return of patronage capital rather than collecting the higher gross margin yield during the year and returning it at year end and in subsequent years. This is consistent with CFC’s goal as a not-for-profit, member-owned, finance cooperative, to provide its members with the lowest cost financial services.

Operating Expenses
General and administrative expenses for the year ended May 31, 2004 were $41 million compared to $38 million for the year ended May 31, 2003. General and administrative expenses represented 20 basis points of average loan volume for the year ended May 31, 2004, an increase of one basis point as compared to 19 basis points for the prior year period.

The loan loss provision of $55 million for the year ended May 31, 2004 represented an increase of $12 million from the provision of $43 million for the prior year period. The $55 million provision required for the year ended May 31, 2004 was the result of a $63 million increase to the estimated loan loss allowance at May 31, 2004 versus May 31, 2003, including an increase of $6 million due to the June 1, 2003 consolidation of NCSC that was recorded as a cumulative change in accounting principle offset by a net recovery of $2 million related to amounts written off in prior periods. The $63 million increase to the estimated loan loss allowance for the year ended May 31, 2004 was primarily due to an increase in the amount allocated to impaired loan and high risk exposures. As a result of consolidation, loans outstanding increased due to the addition of NCSC loans and the loan loss allowance increased due to the addition of the NCSC loan loss allowance.

The $55 million provision for the year ended May 31, 2004 includes an electric segment recovery of $99 million from the loan loss allowance due to a decrease in the estimated loan loss for electric loans of $102 million and a net recovery of $2 million of amounts written off in prior periods offset by a cumulative change increase of $5 million as a result of the consolidation of NCSC. The estimated loan loss allowance for electric loans decreased due to an improved aggregate credit risk rating on electric loans and a reduction to calculated impairments as a result of lower variable interest rates and principal repayments. The telecommunications segment provision of $146 million for the year ended May 31, 2004 was due to an increase in the amount of loan loss allowance allocated to impaired and high risk exposures. The other segment loan loss provision of $8 million was due to the consolidation of NCSC.

CFC reported a $1 million recovery in the provision for guarantee losses for the year ended May 31, 2004 representing a decrease of $26 million from the provision of $25 million recorded for the prior year period. The provision of $25 million for the year ended May 31, 2003 was due to a refinement of the process of estimating the guarantee liability to incorporate the improved internal risk rating system, standard corporate bond default tables and CFC’s estimated recovery rates. The total guarantee liability at May 31, 2004 has decreased from May 31, 2003 as a result of the consolidation of NCSC. At May 31, 2003, CFC had a total of $476 million of guarantees of NCSC debt obligations. As a result of the June 1, 2003 consolidation of NCSC, the guaranteed debt became debt of the consolidated company, which eliminated the guarantees. At May 31, 2004 and 2003, 97.8% and 99.7%, respectively, of guarantees were related to the electric segment.

Results of Operating Foreclosed Assets
In October and December 2002, CFC received assets as a result of bankruptcy settlements. CFC records the results of operating these assets as the results of operations of foreclosed assets. CFC recorded net margin of $4 million from the operation of foreclosed assets for the year ended May 31, 2004 compared to $1 million for the year ended May 31, 2003. In addition, CFC recognized an impairment loss of $11 million to reflect the decrease in the fair value of certain foreclosed assets during the year ended May 31, 2004 compared to $20 million during the prior year. It is not management’s intent to hold and operate these assets, but to preserve the value for sale at the appropriate time. On October 27, 2003, CFC sold the Denton Telecom Partners d/b/a Advantex (telecommunication assets received as part of the CoServ bankruptcy settlement) for $31 million in cash. This sale terminates CFC’s responsibilities for all future operations of the telecommunications assets acquired in the bankruptcy settlement with CoServ.

Derivative Cash Settlements
Derivative cash settlements decreased $13 million during the year ended May 31, 2004 compared to the prior year period. The decrease in the interest rates related to CFC’s derivatives contracts resulted in a $27 million decrease in derivative cash settlements partly offset by a $14 million increase due to the increase in the notional amount of CFC’s derivative contracts. The derivative cash settlements for the period represent the net amount that CFC paid or received on its derivative contracts that do not qualify for hedge accounting. CFC is currently collecting more on its derivative contracts than it is paying.

Derivative Forward Value
During the year ended May 31, 2004, derivative forward value decreased $986 million compared to the prior year period. The decrease in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the year ended May 31, 2004 and 2003 also includes amortization of $1 million and $(3) million, respectively, related to the long-term debt valuation allowance and $17 million and $22 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date CFC implemented SFAS 133. These adjustments will be amortized into earnings over the remaining life of the underlying debt and related derivative contracts.

CFC is required to record the fair value of derivatives on its consolidated and combined balance sheets with changes in the fair value of derivatives that do not qualify for hedge accounting recorded in the consolidated and combined statements of operations as a current period gain or loss. This change in fair value is recorded as the derivative forward value on the consolidated and combined statements of operations. The derivative forward value does not represent a current period cash inflow or outflow to CFC, but represents the net present value of the estimated future cash settlements, which are based on the estimate of future interest rates over the remaining life of the derivative contract. The expected future interest rates change often, causing significant changes in the recorded fair value of CFC’s derivatives and volatility in the reported estimated gain or loss on derivatives in the consolidated and combined statements of operations. Recording the forward value of derivatives results in recording only a portion of the impact on CFC’s operations due to future changes in interest rates. Under GAAP, CFC is required to recognize changes in the fair value of its derivatives as a result of changes to interest rates, but there are no provisions for recording changes in the fair value of its loans as a result of changes to interest rates. As a finance company, CFC passes on its cost of funding through interest rates on loans to members. CFC has demonstrated the ability to pass on its cost of funding to its members by consistently earning an adjusted TIER in excess of the minimum 1.10 target. CFC has earned an adjusted TIER in excess of 1.10 in every year since 1981. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of adjusted ratios.

Foreign Currency Adjustment
CFC’s foreign currency adjustment increased $178 million for the year ended May 31, 2004 as compared to the year ended May 31, 2003 due to the change in the exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar will cause the value of CFC’s outstanding foreign denominated debt to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated and combined statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. CFC has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

Operating (Loss) Margin
Operating loss for the year ended May 31, 2004 was $195 million, compared to operating margin of $652 million for the prior year period. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the year ended May 31, 2004 was $99 million, compared to $138 million for the prior year period. See “Non-GAAP Financial Measures” for further explanation of the adjustment CFC makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin. The adjusted operating margin decreased due to the

$62 million decrease in gross margin adjusted for cash settlements, the $3 million increase to general and administrative expenses and the $12 million increase to the provision for loan losses partially offset by the $26 million decrease to the provision for guarantee losses and the $12 million decrease to the results of operations and impairment loss on foreclosed assets.

Cumulative Effect of Change in Accounting Principle

As a result of the implementation of FIN 46(R) on June 1, 2003, CFC consolidated the financial results of NCSC and RTFC. CFC recorded a cumulative effect of change in accounting principle gain of $22 million on the consolidated statement of operations for the year ended May 31, 2004, representing a $3 million increase to the loan loss allowance, a $34 million decrease to the guarantee liability and a $9 million loss representing the amount by which cumulative losses of NCSC exceeded NCSC equity.

Net (Loss) Margin

Net loss for the year ended May 31, 2004 was $178 million, a decrease of $830 million compared to a net margin of $652 million for the prior year period. The net loss for the year ended May 31, 2004 and the significant decrease from the prior year period are primarily due to the $986 million decrease in the estimated fair value of derivatives and the $49 million decrease to gross margin partly offset by the $178 million and $22 million increase in foreign currency adjustments and cumulative effect of change in accounting principle, respectively. The adjusted net margin, which excludes the impact of the derivative forward value, foreign currency adjustments, cumulative effect of change in accounting principle and adds back minority interest was $96 million, compared to $138 million for the prior year period. See “Non-GAAP Financial Measures” for further explanation of the adjustments CFC makes in its financial analysis to net (loss) margin.

Fiscal Year 2003 versus 2002 Results

The following chart details the results for the year ended May 31, 2003 versus May 31, 2002.

	For the year
	ended May 31,
			Increase/
	2003	2002	(Decrease)
(Dollar amounts in millions)
Operating income	$1,071	$1,187	$(116)
Cost of funds	(931)	(886)	(45)

Gross margin	140	301	(161)
Operating expenses:
General and administrative expenses	(38)	(38)	—
Provision for loan losses	(43)	(186)	143
Provision for guarantee losses	(25)	(13)	(12)

Total operating expenses	(106)	(237)	131
Results of operations of foreclosed assets	1	—	1
Impairment loss on foreclosed assets	(20)	—	(20)

Total loss on foreclosed assets	(19)	—	(19)
Derivative cash settlements	123	34	89
Derivative forward value	757	42	715
Foreign currency adjustments	(243)	(61)	(182)

Total gain on derivative and foreign currency adjustments	637	15	622

Operating margin	652	79	573
Cumulative effect of change in accounting principle	—	28	(28)

Net margin	$652	$107	$545

TIER	1.70	1.09

Adjusted TIER(1)	1.17	1.12

(1)	Adjusted to exclude the impact of the derivative forward value, foreign currency adjustments and minority interest from net margin and include the derivative cash settlements in the cost of funds. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.

Operating Income
The $116 million or 10% decrease in operating income for the year ended May 31, 2003 compared to the prior year was due to the decrease in the yield on average loans outstanding caused by lower interest rates. CFC’s calculated average yield on its loan portfolio was 5.40% for the year ended May 31, 2003, a decrease of 0.58% from 5.98% for the prior year. CFC reduced its long-term variable interest rates by 85 basis points and reduced its line of credit interest rates by 100 basis points during the year ended May 31, 2003. Average loan volume for the year ended May 31, 2003 was $19,846 million, an increase of $10 million, or less than 1%, over the average loan volume of $19,836 million for the prior year. CFC’s goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. For the year ended May 31, 2003, CFC exceeded its minimum operating objective of a 1.10 adjusted TIER.

Electric systems operating income is comprised of income from loans to electric members. Electric systems operating income for the year ended May 31, 2003 decreased $87 million compared to the prior year period due to decreases in interest rates. The average yield on electric loans fell from 5.57% for the year ended May 31, 2002 to 4.88% for the year ended May 31, 2003 accounting for $102 million of the decrease offset by the 2% increase in average loan volume which accounted for a $15 million increase. Telecommunications operating income is comprised of income from loans to telecommunications borrowers. Telecommunications operating income for the year ended May 31, 2003 decreased $29 million compared to the prior year period. The average yield on telecommunications loans fell from 7.13% for the year ended May 31, 2002 to 6.93% for the year ended May 31, 2003, accounting for $10 million of the decrease while a decrease of 5% in average loans outstanding resulted in the remaining $19 million of the decrease.

Cost of Funds
The total cost of funding for the year ended May 31, 2003 increased $45 million or 5% compared to the prior year. CFC replaced dealer commercial paper with medium-term notes and collateral trust bonds with longer maturities in order to reduce liquidity risk in funding its long-term loans. As a result, CFC’s funding costs for the year ended May 31, 2003 increased compared to the prior year offsetting the impact of decreasing interest rates on short-term funding. CFC’s average cost of funding for the year ended May 31, 2003 was 4.69% compared to 4.46% in the prior year period. CFC’s average adjusted cost of funding, which includes derivative cash settlements, was 4.07% for fiscal year 2003, a decrease from 4.29% for fiscal year 2002. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments. The electric cost of funds increased $24 million for the year ended May 31, 2003 compared to the prior year period, $12 million of which was due to increases in the average cost from 4.31% to 4.39% period over period and $12 million due to the 2% increase in average loan volume. The telecommunications cost of funds increased $21 million for the year ended May 31, 2003 compared to the prior year period, $34 million of which was due to increases in the average cost from 4.90% to 5.59% period over period offset by the $13 million decrease due to the 5% reduction in average loan volume.

Gross Margin
The gross margin earned on loans for the year ended May 31, 2003 was 71 basis points, a decrease of 81 basis points, or 53%, compared to 152 basis points for the prior year. The adjusted gross margin earned on loans for the year ended May 31, 2003, which includes derivative cash settlements, was 133 basis points, representing a decrease of 36 basis points, or 21%, compared to the adjusted gross margin of 169 basis points for the prior year period. See the “Non-GAAP Financial Measures” section for further explanation of the adjustment CFC makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The decrease to CFC’s gross margin and adjusted gross margin for fiscal year 2003 was primarily due to the increased cost associated with replacing dealer commercial paper with medium-term notes and collateral trust bonds offsetting the impact of decreasing interest rates on the gross margin earned on loans. The $161 million decrease to gross margin was due to the $111 million and $50 million decrease to electric and telecommunications gross margin, respectively. CFC’s goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. For the year ended May 31, 2003, CFC exceeded its minimum operating objective of a 1.10 adjusted TIER, therefore CFC did not pass the increase in its cost of funding on to its borrowers.

Operating Expenses
General and administrative expenses for fiscal year 2003 were consistent with fiscal year 2002. The general and administrative expenses for fiscal year 2003 represented 0.19% of average loan volume, the same as the prior year.

CFC considers various factors to determine the adequacy of the loan loss allowance in relation to the credit quality of its loan and guarantee portfolio. During the year ended May 31, 2003, CFC determined that a total of $43 million was required as an addition to the loan loss allowance based on the credit quality of CFC’s loan portfolio compared to $186 million for the prior year. The loan loss provision for the prior year was higher due to the default and subsequent impairment on the CoServ loan and to an increase in loans classified as high risk. The provision to the reserve for fiscal year 2003 represented 0.22% of average loan volume, a decrease from 0.94% for the prior year.

The $43 million provision for the year ended May 31, 2003 includes an electric segment provision of $6 million due to net write-offs of $9 million partially offset by a decrease in the estimated loan loss for electric loans of $3 million. The estimated loan loss allowance for electric loans decreased due to a reduction to calculated impairments as a result of lower variable interest rates and due to an improved aggregate credit risk rating on electric loans. The telecommunications segment provision of $37 million for the year ended May 31, 2003 was due to an increase in the estimated loan loss allowance for telecommunications loans of $36 million and write-offs of $1 million.

The provision for guarantee losses for the year ended May 31, 2003 of $25 million represented an increase of $12 million from the provision of $13 million recorded for the prior year period. The provision of $25 million for the year ended May 31, 2003 was due to a refinement of the process of estimating the guarantee liability to incorporate the improved internal risk rating system, standard corporate bond default tables and CFC’s estimated recovery rates. At May 31, 2003, 99.7% of guarantees were related to the electric segment.

Results of Operating Foreclosed Assets
During the year ended May 31, 2003, entities controlled by CFC received real estate developer notes receivable, limited partnership interests in certain real estate developments, partnership interests in real estate properties and telecommunications assets from entities related to CoServ as part of the plan for CoServ to emerge from bankruptcy. Another borrower transferred real estate assets to an entity controlled by CFC in satisfaction of the loan as part of a settlement. CFC accounts for these assets on the combined balance sheet as foreclosed assets. The results of operations from foreclosed assets are shown on the combined statement of operations since the dates of foreclosure. For the year ending May 31, 2003, this amount was net margin of $1 million. CFC also recorded a $20 million impairment loss for the write down of certain foreclosed assets to their estimated fair value at May 31, 2003.

Derivative Cash Settlements
Derivative cash settlements increased $89 million during the year ended May 31, 2003 compared to the prior year period, $76 million of which was due to an increase in the interest rates related to CFC’s derivative contracts. The remaining $13 million increase was due to an increase in the total notional amount of CFC’s derivative contracts.

Derivative Forward Value
The $715 million increase in the derivative forward value during the year ended May 31, 2003 is due to changes in the fair value quotes of the interest rate and cross currency interest rate exchange agreements estimated at May 31, 2003 as compared to the prior year. In most cases, variable interest rates have not increased as expected and in a decreasing interest rate environment, a rise in the fair value of fixed to variable exchange agreements usually occurs. CFC pays a variable rate and receives a fixed rate on the majority of its exchange agreements. At May 31, 2003, CFC’s interest rate and cross currency interest rate exchange agreements include $8,484 million notional amount, or 51% of the total exchange agreements, in which CFC synthetically changed the interest rate on the debt securities from fixed to variable and $6,595 million notional amount, or 40% of the total exchange agreements, in which CFC synthetically changed the interest rate on the debt securities from variable to fixed. CFC pays a variable rate of interest and receives a variable rate of interest on the remaining exchange agreements. These types of exchange agreements have very little impact on the derivative forward value. The derivative forward value for the year ended May 31, 2003 and 2002 also includes amortization expense of $(3) million and $0.4 million, respectively, related to the long-term debt valuation allowance and $22 million and $21 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date CFC implemented SFAS 133. These adjustments will be amortized into earnings over the remaining life of the underlying debt and related derivative contracts.

CFC is required to record the fair value of derivatives on its combined balance sheet with changes in the fair value of derivatives that do not qualify for hedge accounting recorded in the combined statement of operations as a current period gain or loss. This amount is recorded as the derivative forward value. The derivative forward value does not represent a current period cash inflow or outflow to CFC, but represents the net present value of the estimated future cash settlements, which are based on the estimate of future interest rates over the remaining life of the derivative contract. The expected future interest rates change often, causing significant changes in the recorded fair value of CFC’s derivatives and volatility in the reported estimated gain or loss on derivatives in the combined statement of operations. Recording the forward value of derivatives results in recording only a portion of the impact on CFC’s operations due to future changes in interest rates. Under GAAP, CFC is required to recognize changes in the fair value of its derivatives as a result of changes to interest rates, but there are no provisions for recording changes in the fair value of its loans as a result of changes to interest rates. As a finance company, CFC passes on its cost of funding through interest rates on loans to members. CFC has demonstrated the ability to pass on its cost of funding to its members by consistently earning an adjusted TIER in excess of the minimum 1.10 target. CFC has earned an adjusted TIER in excess of 1.10 in every year since 1981. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of adjusted ratios.

Foreign Currency Adjustments
For the year ended May 31, 2003, CFC recorded a loss of $243 million related to foreign denominated debt that does not receive hedge treatment under SFAS 133. This was an increase from the loss of $61 million recorded for the prior year. CFC’s foreign currency adjustment increased by $182 million due to the change in exchange rates. Changes in the exchange rate between the U.S. dollar and Euro will cause the value of CFC’s outstanding foreign denominated debt to fluctuate. An increase in the value of the Euro versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the combined statement of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. During fiscal year 2003, CFC had outstanding a total 1,350 million Euros. At each reporting date, CFC is required to record the dollar equivalent of foreign denominated debt on its combined balance sheet with any change from the prior period reported on the combined statement of operations. For foreign denominated debt with related cross currency exchange agreements that qualify for hedge treatment under SFAS 133, the change in the value of the debt reported in the combined statement of operations is fully offset by the reclassification of an equal amount of the change in the fair value of the related hedge from accumulated other comprehensive loss, where the change in the fair value of the hedge was originally reported.

Operating Margin
Operating margin for the year ended May 31, 2003 was $652 million, compared to operating margin of $79 million for the prior year period. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the year ended May 31, 2003 was $138 million, compared to $98 million for the prior year period. See “Non-GAAP Financial Measures” for further explanation of the adjustment CFC makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin. The adjusted operating margin increase of $40 million was due to the $143 million decrease to the provision for loan losses partially offset by the $12 million increase to the provision for guarantee losses, $72 million decrease in gross margin adjusted for cash settlements and a $19 million loss on foreclosed assets.

Cumulative Effect of Change in Accounting Principle
Related to the adoption of SFAS 133 during the year ended May 31, 2002, CFC recorded a $28 million gain as a cumulative effect of change in accounting principle on June 1, 2001.

Net Margin
Net margin for the year ended May 31, 2003 was $652 million, an increase of $545 million compared to a net margin of $107 million for the prior year period. The adjusted net margin, which excludes derivative forward value, foreign currency adjustments and cumulative effect of change in accounting principle, was $138 million, compared to $98 million for the prior year period. See “Non-GAAP Financial Measures” for further explanation of the adjustments CFC makes in its financial analysis to net margin (loss). The net margin for the year ended May 31, 2003 and the significant increase from the prior year period are primarily due to the $715 million increase in the estimated fair value of derivatives and $40 million increase in adjusted net margin partly offset by the $182 million and $28 million decrease in foreign currency adjustments and cumulative effect of change in accounting principle, respectively.

Operating Results as a Percentage of Average Loans Outstanding
The following is a summary of CFC’s operating results as a percentage of average loans outstanding for the fiscal years ended May 31, 2004, 2003 and 2002.

	2004	2003	2002

Operating income	4.95%	5.40%	5.98%
Cost of funds	(4.50)%	(4.69)%	(4.46)%

Gross margin	0.45%	0.71%	1.52%
Operating expenses:
General and administrative	(0.20)%	(0.19)%	(0.19)%
Provision for loan losses	(0.27)%	(0.22)%	(0.94)%
Provision for guarantee losses	—	(0.12)%	(0.06)%

Total operating expenses	(0.47)%	(0.53)%	(1.19)%

Results of operations of foreclosed assets	0.02%	—	—
Impairment loss on foreclosed assets	(0.05)%	(0.10)%	—

Total loss on foreclosed assets	(0.03)%	(0.10)%	—

Derivative cash settlements	0.54%	0.62%	0.17%
Derivative forward value	(1.13)%	3.81%	0.21%
Foreign currency adjustments	(0.32)%	(1.22)%	(0.31)%

Total (loss) gain on derivative and foreign currency adjustments	(0.91)%	3.21%	0.07%

Operating (loss) margin	(0.96)%	3.29%	0.40%
Income tax expense	(0.02)%	—	—
Minority interest — RTFC and NCSC net margin	(0.01)%	—	—
Cumulative effect of change in accounting principle	0.11%	—	0.14%

Net (loss) margin	(0.88)%	3.29%	0.54%

Adjusted gross margin(1)	0.99%	1.33%	1.69%

Adjusted operating margin(2)	0.49%	0.70%	0.50%

(1)	Adjusted to include derivative cash settlements in the cost of funds. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.
(2)	Adjusted to exclude derivative forward value and foreign currency adjustments from the operating margin (loss). See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.
Liquidity and Capital Resources

Assets
At May 31, 2004, CFC had $21,350 million in total assets, an increase of $322 million, or 2%, from the balance of $21,028 million at May 31, 2003. Net loans outstanding to members totaled $19,915 million at May 31, 2004, an increase of $942 million compared to a total of $18,973 million at May 31, 2003. Net loans represented 93% and 90% of total assets at May 31, 2004 and May 31, 2003, respectively. The remaining assets, $1,435 million and $2,055 million at May 31, 2004 and May 31, 2003, respectively, consisted of other assets to support CFC’s operations, primarily cash and cash equivalents, derivative assets and foreclosed assets. Included in assets at May 31, 2004 and 2003 is $577 million and $1,160 million, respectively, of derivative assets. Derivative assets decreased by $583 million due to a projected increase to future interest rates. Foreclosed assets of $248 million and $336 million at May 31, 2004 and 2003, respectively, relate to assets received from borrowers as part of bankruptcy and/or loan settlements. Foreclosed assets decreased by $88 million due to the sale of telecommunications assets received as part of the CoServ bankruptcy settlement and principal payments on the real estate note portfolio. Other than excess cash invested overnight, CFC does not generally use funds to invest in debt or equity securities.

Loans to Members
Net loan balances increased by $942 million, or 5%, from May 31, 2003 to May 31, 2004. Gross loans increased by $1,005 million, and the allowance for loan losses increased by $63 million, compared to the prior year end. As a percentage of the portfolio, long-term loans represented 94% (including secured long-term loans classified as restructured and non-performing) at May 31, 2004 and 2003. The remaining 6% at May 31, 2004 and 2003 consisted of secured and unsecured intermediate-term and line of credit loans.

Long-term fixed rate loans represented 72% and 68% of the total long-term loans at May 31, 2004 and 2003, respectively. Loans converting from a variable rate to a fixed rate for the year ended May 31, 2004 totaled $1,916 million, an increase from the $1,747 million that converted during the year ended May 31, 2003. Offsetting the conversions to the fixed rate were $1,218 million and $533 million of loans that converted from the fixed rate to the variable rate for the years ended May 31, 2004 and 2003, respectively. This resulted in a net conversion of $698 million from the variable rate to a fixed rate for the year ended May 31, 2004 compared to a net conversion of $1,214 million for the year ended May 31, 2003. Approximately 68% or $13,840 million of total loans carried a fixed rate of interest at May 31, 2004 compared to 64% or $12,426 million at May 31, 2003. All other loans, including $6,649 million and $7,058 million in loans at May 31, 2004 and 2003, respectively, are subject to interest rate adjustment monthly or semi-monthly.

The increase in total loans outstanding at May 31, 2004 as compared to May 31, 2003 was due primarily to the refinancing of 5% RUS loans that have a remaining maturity of 10 years or less. The $1,005 million increase in loans includes increases of $914 million in long-term loans and $330 million in non-performing and restructured loans offset by decreases of $29 million in intermediate-term loans, $207 million in short-term loans and $3 million in RUS guaranteed loans. Loans outstanding to electric systems increased by $982 million and CFC added $322 million of other loans related to the consolidation of NCSC, while loans outstanding to telecommunications systems decreased by $299 million. The increase to electric systems includes increases of $1,159 million to distribution systems and $118 million to power supply systems offset by a decrease of $295 million to service members and associates. The increase to distribution system loans outstanding includes the refinancing of 5% RUS loans. The consolidation of NCSC was the reason for the decrease to associate and service loans as the loans from CFC to NCSC are eliminated in consolidation.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity
CFC provides credit products (loans, financial guarantees and letters of credit) to its members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication organizations and associated affiliates.

The following chart summarizes loans and guarantees outstanding by member class at May 31, 2004, 2003 and 2002.

	Loans and Guarantees by Member Class

(Dollar amounts in millions)	2004		2003		2002

Electric systems:
Distribution	$12,630	58%	$11,488	54%	$11,933	54%
Power supply	3,950	18%	3,922	18%	3,928	18%
Statewide and associate	246	1%	1,030	5%	1,162	5%

Subtotal electric systems	16,826	77%	16,440	77%	17,023	77%
Telecommunications systems	4,643	21%	4,948	23%	5,080	23%
Other	351	2%	—	—	—	—

Total	$21,820	100%	$21,388	100%	$22,103	100%

The following table summarizes CFC’s telecommunications loan and guarantee portfolio as of May 31, 2004, 2003 and 2002.

	2004		2003		2002

(Dollar amounts in millions)
Rural local exchange carriers	$3,615	78%	$3,831	77%	$3,817	75%
Wireless providers	267	6%	335	7%	357	7%
Long distance carriers	340	7%	324	7%	374	8%
Fiber optic network providers	168	4%	191	4%	211	4%
Cable television providers	176	4%	185	4%	195	4%
Competitive local exchange carriers	62	1%	64	1%	105	2%
Other	15	—	18	—	21	—

Total	$4,643	100%	$4,948	100%	$5,080	100%

CFC’s members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa, Guam and the U.S. Virgin Islands. At May 31, 2004, 2003 and 2002, loans and guarantees outstanding to members in any state or territory did not exceed 17%, 17% and 20%, respectively, of total loans and guarantees outstanding.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At May 31, 2004, the total exposure outstanding to any one borrower or controlled group did not exceed 3.0% of total loans and guarantees outstanding compared to 3.4% at May 31, 2003. At May 31, 2004, CFC had $4,415 million in loans outstanding and $240 million in guarantees outstanding to its ten largest borrowers compared to $4,768 million in loans and $610 million in guarantees for the prior year. The amounts outstanding to the ten largest borrowers at May 31, 2004 represented 22% of total loans outstanding and 18% of total guarantees outstanding compared to 24% of total loans outstanding and 32% of total guarantees outstanding for the prior year. Total credit exposure to the ten largest borrowers, including loans and guarantees, was $4,655 million and $5,378 million and represented 21% and 25%, respectively, of total credit exposure at May 31, 2004 and 2003, respectively. At May 31, 2004, the ten largest borrowers included two distribution systems, three power supply systems and five telecommunications systems. At May 31, 2003, the ten largest borrowers included two distribution systems, two power supply systems, one service organization and five telecommunications systems.

Credit Limitation

CFC, RTFC and NCSC each have policies that limit the amount of credit that can be extended to borrowers. All three policies establish an amount of credit that may be extended to each borrower based on an internal risk rating system. The level of credit that may be extended is the same at CFC and RTFC. The amount of credit for each level of risk rating in the NCSC policy is significantly lower due to the difference in the size of NCSC’s balance sheet versus the balance sheets of CFC and RTFC and the types of businesses to which NCSC lends.

For the year ended May 31, 2004, CFC approved new loan and guarantee facilities totaling approximately $599 million to 11 borrowers that had a total or unsecured exposure in excess of the limits set forth in the credit limitation policy. There were no additional credit facilities approved to RTFC and NCSC borrowers in excess of their established credit limits during the year ended May 31, 2004.

Of the $599 million in loans approved during the year ended May 31, 2004, $284 million were refinancings or renewals of existing loans and $57 million were bridge loans that must be paid off once the borrower obtains long-term financing from RUS.

CFC’s credit limitation policy sets the limit on CFC’s total exposure and unsecured exposure to the borrower based on CFC’s assessment of the borrower’s risk profile. The board of directors must approve new loan requests from a borrower with a total exposure or unsecured exposure in excess of the limits in the policy.

Total exposure, as defined by the policy, includes the following:

•	loans outstanding, excluding loans guaranteed by RUS,
•	CFC guarantees of the borrower’s obligations,
•	unadvanced loan commitments, and
•	borrower guarantees to CFC of another borrower’s debt.

Security Provisions

Except when providing lines of credit and intermediate-term loans, CFC typically lends to its members on a senior secured basis. At May 31, 2004, a total of $1,439 million of loans were unsecured representing 7% of total loans. CFC’s long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. At May 31, 2003, a total of $1,696 million of loans were unsecured representing 9% of total loans. At May 31, 2004 and 2003, a total of $122 million and $94 million, respectively, of guarantee reimbursement obligations were unsecured, representing 9% and 5%, respectively, of total guarantees. Guarantee reimbursement obligations are typically secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At May 31, 2004 and 2003, CFC had a total of $1,561 million and $1,790 million, respectively, of unsecured loans and guarantees, representing 7% and 8%, respectively, of total loans and guarantees.

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

The effectiveness of the all-requirements power contract is dependent on the individual systems’ right and ability (legal as well as economic) to establish rates to cover all costs. The boards of directors of most of CFC’s power supply and distribution members have the authority to establish rates for their consumer members subject to state and federal regulations, as applicable. Some states regulate rate setting and can therefore override the system’s internal rate-setting procedures.

For financial information on CFC’s members, see pages 18 to 24.

Non-performing Loans

CFC classifies a borrower as non-performing when any one of the following criteria are met:

•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment on the original terms is not anticipated, or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At May 31, 2004, CFC had non-performing loans in the amount of $341 million outstanding. At May 31, 2003, CFC had no outstanding loans classified as non-performing. Non-performing loans at May 31, 2004 include a total of $340 million to Vartec Telecom (“VarTec”). On May 31, 2004, loans to VarTec were reclassified to non-performing and put on non-accrual status as of June 1, 2004.

Currently, there is significant competition in both of VarTec’s primary businesses, dial-around long-distance service and as a competitive local exchange carrier (“CLEC”). This competition has resulted in a significant reduction to the cashflow generated by VarTec. In addition, on a prospective basis recent court rulings have given the incumbent local exchange carrier network owners more control of the prices they can charge to companies leasing elements of the network, which will most likely result in an increase to the cost of operating as a CLEC that leases network capacity.

VarTec is engaged in binding arbitration with Teleglobe, Inc. (“Teleglobe”), in connection with VarTec’s acquisition of Teleglobe subsidiaries. The subsidiary acquisition was financed with approximately $227 million of unsecured notes issued by VarTec to Teleglobe. Teleglobe contends that VarTec is in payment default with regard to the notes, while VarTec contends that Teleglobe breached its agreement with VarTec and that VarTec has significant offset and recoupment rights relative to the breach. The arbitration is expected to be completed no sooner than late August 2004. The outcome of the arbitration is unknown.

CFC’s exposure to VarTec is secured under a mortgage on substantially all of its assets. VarTec was current with respect to debt service payments to CFC at May 31, 2004. However, VarTec has informed CFC that it will not be able to meet the principal portion of the debt service payments due on August 31, 2004 and November 30, 2004. Failure to make such payments constitutes an event of default under the credit agreement. CFC believes it is doubtful that VarTec can continue to make regularly scheduled payments of principal as and when due under the existing credit agreement. CFC is currently in negotiations with VarTec regarding future payments on the outstanding debt, as well as other terms and conditions of the lending relationship.

Restructured Loans
Loans classified as restructured are loans for which agreements have been executed that changed the original terms of the loan, generally a change to the originally scheduled cash flows. CFC will make a determination on each restructured loan with regard to the accrual of interest income on the loan. The initial decision is based on the terms of the restructure agreement and the anticipated performance of the borrower over the term of the agreement. CFC will periodically review the decision to accrue or not to accrue interest income on restructured loans based on the borrower’s past performance and current financial condition. At May 31, 2004 and 2003, restructured loans totaled $618 million and $629 million, respectively.

At May 31, 2004 and 2003, CFC had a total of $618 million and $628 million, respectively, in loans outstanding to CoServ, all of which were classified as restructured. CFC will maintain the restructured CoServ loans on non-accrual status in the near term. Total loans to CoServ at May 31, 2004 and 2003 represented 2.8% and 2.9%, respectively, of CFC’s total loans and guarantees outstanding.

To date, CoServ has made all required payments under the restructured loan. Under the agreement, CoServ will be required to make quarterly payments to CFC through 2037. Under the agreement, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC under its restructure agreement. As of May 31, 2004, no amounts have been advanced to CoServ under this loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the restructured loan for $415 million plus an interest payment true up after December 13, 2007 and for $405 million plus an interest payment true up after December 13, 2008.

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

•	interest rates,
•	court rulings,
•	changes in collateral values,
•	changes in economic conditions in the area in which the cooperative operates, and
•	changes to the industry in which the cooperative operates.

As events related to the borrower take place and economic conditions and CFC’s assumptions change, the impairment calculations will change. CFC adjusts the amount of its loan loss allowance specifically reserved to cover the calculated impairments on a quarterly basis based on the most current information available. At May 31, 2004 and 2003, CFC had impaired loans totaling $959 million and $629 million, respectively. At May 31, 2004 and 2003, CFC had specifically reserved a total of $233 million and $164 million, respectively, to cover impaired loans.

NON-PERFORMING AND RESTRUCTURED LOANS

	As of May 31,

	2004	2003	2002
(Dollar amounts in millions)
Non-performing loans	$341	$—	$1,011
Percent of loans outstanding	1.66%	0.00%	5.04%
Percent of loans and guarantees outstanding	1.57%	0.00%	4.57%

Restructured loans	$618	$629	$540
Percent of loans outstanding	3.02%	3.23%	2.69%
Percent of loans and guarantees outstanding	2.83%	2.94%	2.44%

Total non-performing and restructured loans	$959	$629	$1,551
Percent of loans outstanding	4.68%	3.23%	7.73%
Percent of loans and guarantees outstanding	4.40%	2.94%	7.01%

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

CFC’s corporate credit committee makes recommendations of loans to be written off to CFC’s board of directors. Under current policy, CFC’s board of directors is required to approve all loan write-offs. In making its recommendation to write off all or a portion of a loan balance, CFC’s corporate credit committee considers various factors including cash flow analysis and the collateral securing the borrower’s loans. Since inception in 1969, CFC has recorded write-offs totaling $147 million and recoveries totaling $32 million for a net loan loss amount of $115 million. In the past five fiscal years, CFC has recorded write-offs totaling $50 million and recoveries totaling $15 million for a net loan loss of $35 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses. The following chart presents a summary of the allowance for loan losses at May 31, 2004, 2003 and 2002.

	2004	2003	2002
(Dollar amounts in millions)
Beginning balance	$511	$478	$317
Provision for loan losses	55	43	186
Change in allowance due to consolidation(1)	6	—	—
Net recoveries (write-offs)	2	(10)	(25)

Ending balance	$574	$511	$478

Loan loss allowance by segment:
Electric	$234	$336	$339
Telecommunications	310	175	139
Other	30	—	—

Total	$574	$511	$478

As a percentage of total loans outstanding	2.80%	2.62%	2.38%
As a percentage of total non-performing loans outstanding	168.33%	—	47.28%
As a percentage of total restructured loans outstanding	92.88%	81.24%	88.52%

(1)	Represents the impact of consolidating NCSC including the increase to CFC’s loan loss allowance recorded as a cumulative effect of change in accounting principle and the balance of NCSC’s loan loss allowance on June 1, 2003.

The $63 million increase to the loan loss allowance at May 31, 2004 compared to May 31, 2003 is due to increases to the telecommunications and other loan loss allowance of $135 million and $30 million, respectively, offset by the $102 million decrease in the electric loan loss allowance. The increase to the telecommunications loan loss allowance was due to the increase in the allowance for loans classified as impaired and high risk. The increase in the other loan loss allowance was due to the increase in loans as a result of the consolidation of NCSC on June 1, 2003. The electric loan loss allowance decreased primarily as a result of a decrease in calculated impairment and to an improvement in weighted average risk rating as compared to the prior year. The $33 million increase to the loan loss allowance at May 31, 2003 compared to May 31, 2002 was due to an increase in the allowance for telecommunications loans classified as high risk.

Liabilities, Minority Interest and Equity
Liabilities, minority interest and equity totaled $21,350 million at May 31, 2004, an increase of $322 million or 2% from the balance of $21,028 million at May 31, 2003. CFC obtains funding in the capital markets through the issuance of commercial paper, medium-term notes, collateral trust bonds and subordinated deferrable debt which make up a large portion of the liabilities on the consolidated and combined balance sheets.

Liabilities
Total liabilities at May 31, 2004, were $20,633 million, an increase of $536 million from $20,097 million at May 31, 2003. The increase to liabilities was due to increases in notes payable due in one year of $244 million, long-term debt of $658 million, deferred income of $36 million and other liabilities of $3 million offset by decreases in accrued interest payable of $2 million, derivative liabilities of $225 million, guarantee liability of $35 million, subordinated deferrable debt of $100 million and subordinated certificates of $43 million.

Notes Payable and Long-Term Debt
The following chart provides a breakout of debt outstanding.

	May 31, 2004	May 31, 2003	Increase/(Decrease)
(Dollar amounts in millions)
Notes payable:
Commercial paper(1)	$3,525	$1,886	$1,639
Bank bid notes	100	100	—
Long-term debt with remaining maturities less than one year	2,365	2,911	(546)
Foreign currency valuation account	—	150	(150)
Notes payable reclassified as long-term(4)	(4,650)	(3,951)	(699)

Total notes payable	1,340	1,096	244
Long-term debt:
Collateral trust bonds	5,392	5,993	(601)
Long-term notes payable	107	—	107
Medium-term notes	6,276	5,882	394
Foreign currency valuation account	234	176	58
Notes payable reclassified as long-term(4)	4,650	3,951	699
Long-term debt valuation allowance	—	(1)	1

Total long-term debt	16,659	16,001	658
Subordinated deferrable debt	550	650	(100)
Members’ subordinated certificates	1,665	1,708	(43)

Total debt outstanding	$20,214	$19,455	$759

Percentage of fixed rate debt(2)	70%	64%
Percentage of variable rate debt(3)	30%	36%
Percentage of long-term debt	93%	94%
Percentage of short-term debt	7%	6%

(1)	Includes $223 million and $111 million related to the daily liquidity fund at May 31, 2004 and 2003, respectively.
(2)	Includes fixed rate collateral trust bonds, medium-term notes and subordinated deferrable debt plus commercial paper with rates fixed through interest rate exchange agreements and less any fixed rate debt that has been swapped to variable.
(3)	The rate on commercial paper notes does not change once the note has been issued. However, the rates on new commercial paper notes change daily and commercial paper notes generally have maturities of less than 90 days. Therefore, commercial paper notes are considered to be variable rate debt by CFC. Also included are variable rate collateral trust bonds and medium-term notes.
(4)	Reclassification of notes payable to long-term debt is based on CFC’s ability to borrow under its revolving credit agreements and refinance notes payable on a long-term basis, subject to the conditions therein.

Notes Payable
Notes payable, which consists of commercial paper, daily liquidity fund, bank bid notes and long-term debt due within one year, totaled $1,340 million, an increase of $244 million from the prior year. The increase was primarily due to the $1,639 million increase in commercial paper offset by the $699 million increase in the amount of short-term debt supported by revolving credit agreements and reclassified as long-term, a $546 million decrease in long-term debt maturing within one year and the $150 million decrease to the foreign currency valuation account. The foreign currency valuation account reflects the adjustment to CFC’s foreign denominated medium-term notes based on current foreign currency exchange rates. At May 31, 2004, CFC’s short-term debt consisted of $2,299 million in dealer commercial paper, $973 million in commercial paper issued to CFC’s members, $30 million in commercial paper issued to certain nonmembers, $100 million in bank bid notes, $223 million in the daily liquidity fund and $2,365 million in collateral trust bonds, medium-term notes and long-term notes payable that mature within one year. CFC reclassifies a portion of its short-term debt as long-term, based on the ability (subject to certain conditions) and intent, if necessary, to borrow under its revolving credit agreements. CFC reclassified $4,650 million and $3,951 million of short-term debt as long-term at May 31, 2004 and 2003, respectively.

Other information with regard to notes payable due within one year at May 31, is as follows:

	2004	2003	2002
(Dollar amounts in thousands)
Weighted average maturity of notes outstanding at year-end:(1) Notes payable(2)	20 days	18 days	24 days
Long-term debt maturing within one year	162 days	195 days	163 days
Total	76 days	123 days	89 days
Average amount outstanding during the year(1):
Notes payable(2)	$3,173,167	$2,971,540	$4,933,166
Long-term debt maturing within one year	2,913,723	2,744,803	3,741,269

Total	6,086,890	5,716,343	8,674,435
Maximum amount outstanding at any month-end during the year(1):
Notes payable(2)	3,758,428	3,681,822	6,943,445
Long-term debt maturing within one year	3,427,560	3,453,048	4,364,782

(1)	Prior to reclassification of $4,650 million to long-term debt.
(2)	Includes the daily liquidity fund and bank bid notes and does not include long-term debt due in less than one year.

Commercial Paper

At May 31, 2004 and 2003, CFC had $3,302 million and $1,776 million, respectively, outstanding in commercial paper with a weighted average maturity of 21 days and 19 days, respectively. Commercial paper notes are issued with maturities up to 270 days and are senior unsecured obligations of CFC. Commercial paper sold directly by CFC and outstanding to CFC’s members and others totaled $1,003 million and $956 million at May 31, 2004 and 2003, respectively. Commercial paper sold through dealers totaled $2,299 million and $820 million at May 31, 2004 and 2003, respectively. Included in this amount, CFC has a program to issue commercial paper in Europe with $217 million outstanding at May 31, 2004, compared to no amount outstanding at May 31, 2003. The commercial paper sold in Europe may be denominated in foreign currencies. At May 31, 2004 and 2003, there were no amounts outstanding denominated in foreign currencies. The increase to the total amount of commercial paper outstanding at May 31, 2004, as compared to the prior year, was due to the increase to loans outstanding and an increase in the amount of backup liquidity available under CFC’s revolving credit agreements. In fiscal year 2004 and 2003, CFC limited its issuance of dealer commercial paper and bank bid notes to 15% or less of total debt outstanding, to reduce the dependency on its ability to continually roll over a large balance of commercial paper funding.

Bank Bid Notes

CFC obtains funds from various banking institutions under bank bid note arrangements, similar to bank lines of credit. The notes are issued for terms up to three months and are unsecured obligations of CFC. At May 31, 2004 and 2003, CFC had $100 million outstanding in bank bid notes and these notes had a weighted average maturity of 20 days and 17 days, respectively.

Daily Liquidity Fund

CFC’s daily liquidity fund, consisting of funds invested by CFC’s members, totaled $223 million as of May 31, 2004 compared to $111 million at May 31, 2003. These funds are available on demand by the member investor, not subject to stated maturity dates, and the notes are unsecured obligations of CFC.

Long-Term Debt

During fiscal year 2004, long-term debt outstanding increased by $658 million compared to the prior year-end. The increase in long-term debt outstanding was due primarily to increases of $394 million in medium-term notes, an increase of $699 million to the amount of short-term debt supported by the revolving credit agreements and reclassified as long-term debt and an increase of $107 million due to the consolidation of NCSC long-term notes payable offset by a decrease of $601 million to collateral trust bonds. The increase to long-term debt in fiscal year 2004 was required to fund the increase in long-term loans, especially the refinancing of member 5% RUS loans.

Collateral Trust Bonds
At May 31, 2004, CFC had $7,292 million in collateral trust bonds outstanding. Collateral trust bonds are issued for terms of two years to 30 years. Under its collateral trust bond indentures, CFC must pledge as collateral cash, permitted investments or eligible mortgage notes from its distribution system borrowers, in an amount at least equal to the outstanding principal amount of collateral trust bonds. At May 31, 2004, CFC had pledged $7,476 million in mortgage notes, $222 million of RUS guaranteed loans qualifying as permitted investments and $2 million in cash. During fiscal year 2004, CFC issued a total of $1,300 million in collateral trust bonds. In September 2003, CFC issued $200 million of 3.25% collateral trust bonds due 2007 and $500 million of 4.375% collateral trust bonds due 2010. In February 2004, CFC issued $600 million of 4.75% collateral trust bonds due 2014. Virtually all collateral trust bonds were offered to investors in underwritten public offerings. A total of $1,900 million of collateral trust bonds are scheduled to mature during fiscal year 2005 and are reported as notes payable due within one year.

Medium-Term Notes
At May 31, 2004, CFC had $6,967 million outstanding in medium-term notes. Medium-term notes are senior unsecured obligations of CFC and are issued for terms of nine months to 30 years. Medium-term notes outstanding to CFC’s members totaled $275 million at May 31, 2004. The remaining $6,692 million were sold through dealers to investors. A total of $456 million of medium-term notes are scheduled to mature during fiscal year 2005.

At May 31, 2004 and 2003, CFC had a total of $1,339 million and $1,587 million, respectively, of foreign denominated debt. As a result of issuing debt in foreign currencies, CFC must adjust the value of the debt reported on the consolidated and combined balance sheets for changes in foreign currency exchange rates since the date of issuance. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. At May 31, 2004 and 2003, CFC recorded $234 million and $326 million, respectively, in the foreign currency valuation account as an increase to the value of debt reported on the consolidated and combined balance sheets since issuance. The adjustment to the value of the debt for the current period is reported on the consolidated and combined statements of operations as foreign currency adjustments. At the time of issuance of all foreign denominated debt, CFC enters into a cross currency or cross currency interest rate exchange agreements to fix the exchange rate on all principal and interest payments through maturity.

Long-Term Notes Payable
At May 31, 2004, CFC had $116 million in long-term notes payable. Long-term notes payable represents unsecured obligations issued by NCSC to provide funding to its members. Payments are due on the long-term notes payable from 2005 through 2022, with a total of $9 million due in fiscal year 2005.

Subordinated Deferrable Debt
At May 31, 2004 and 2003, CFC had $550 million and $650 million, respectively, outstanding in subordinated deferrable debt. Subordinated deferrable debt represents quarterly income capital securities and subordinated notes that are unsecured obligations of CFC, subordinate and junior in right of payment to senior debt and the debt obligations guaranteed by CFC, but senior to subordinated certificates. Subordinated deferrable debt has been issued for periods of up to 49 years. CFC has the right at any time and from time to time during the term of the subordinated deferrable debt to suspend interest payments for a period not exceeding 20 consecutive quarters. CFC has the right to call the subordinated deferrable debt any time after five years, at par. To date, CFC has not exercised its option to suspend interest payments. In October 2003, CFC effected the early redemption of the 7.375% quarterly income capital securities totaling $200 million issued in August 1998. CFC redeemed these securities at par, and $6 million of unamortized issuance costs and discounts recorded at the time of issuance were included as part of the funding cost for the year ended May 31, 2004. In February 2004, CFC issued $100 million of 6.10% subordinated notes due 2044.

Subordinated Certificates
Subordinated certificates include both membership subordinated certificates and loan and guarantee subordinated certificates, all of which are subordinate to other CFC debt. As a condition of becoming a CFC member, CFC generally requires the purchase of membership subordinated certificates. At May 31, 2004 and 2003, membership subordinated certificates totaled $650 million and $644 million, respectively. These certificates generally mature in 100 years and pay interest at 5% per annum. At May 31, 2004, loan and guarantee subordinated certificates totaled $1,015 million and carried a weighted average interest rate of 1.29% compared to $1,064 million with a weighted average interest rate of 1.47% at May 31, 2003. Loan subordinated certificates decreased by $7 million and guarantee subordinated certificates decreased by $42 million from May 31, 2003 to May 31, 2004. The loan and guarantee certificates are long-term instruments, which may amortize at a rate equivalent to that of the loan or guarantee to which they relate. The decrease to the loan and guarantee subordinated certificates of $49 million for the year ended May 31, 2004 is primarily due to the reduction of guarantee certificates held by NCSC. NCSC’s investment in CFC was eliminated in consolidation at May 31, 2004, but was included in the balance at May 31, 2003. On a combined basis, subordinated certificates carried a weighted average interest rate of 2.69% compared to a rate of 2.76% for the prior year. Loan and guarantee subordinated certificates may be required to be purchased in conjunction with the receipt of a loan or credit enhancement based on the member’s leverage ratio (total debt and credit enhancements from CFC divided by total equity investments in CFC). Members that have a leverage ratio with CFC in excess of a level in the policy are required to purchase additional subordinated certificates as a condition to receiving a long-term loan or credit enhancement. CFC paid a total of $47 million in interest to holders of subordinated certificates in both fiscal years 2004 and 2003.

Minority Interest
Minority interest on the consolidated balance sheet at May 31, 2004 was $21 million. There was no minority interest reported at May 31, 2003. The minority interest reported at May 31, 2004 represents RTFC and NCSC members’ equity, to which CFC’s members have no claim. In consolidation, the amount of the subsidiary equity to which the parent company’s members have no claim is shown as minority interest. CFC does not own any interest in RTFC and NCSC, but is required to consolidate under FIN 46(R) as it is the primary beneficiary of a variable interest in RTFC and NCSC. RTFC and NCSC are members of CFC. RTFC and NCSC are considered variable interest entities because they are very thinly capitalized, dependent on CFC for all funding and operated by CFC under a management agreement. CFC is considered the primary beneficiary of the variable interests in RTFC and NCSC due to a guarantee agreement, under which it is responsible for absorbing the majority of expected losses. At May 31, 2003, CFC and RTFC were combined, which results in the addition of the equity of both companies after the elimination of intercompany transactions. On June 1, 2003, a total $20 million of RTFC equity was reclassified from the combined equity at May 31, 2003 to minority interest.

Equity
The following chart provides a breakout of the equity balances.

			Increase/
	May 31, 2004	May 31, 2003	(Decrease)
(Dollar amounts in millions)
Membership fees	$1	$1	$—
Education fund	1	2	(1)
Members’ capital reserve	131	90	41
Allocated net margin	352	361	(9)
Unallocated margin(1)	(2)	—	(2)

Total members’ equity	483	454	29
Prior year cumulative derivative forward value and foreign currency adjustments(2)	523	10	513
Current period derivative forward value(2)(3)	(233)	757	(990)
Current period foreign currency adjustments(2)	(65)	(243)	178

Total retained equity	708	978	(270)
Accumulated other comprehensive loss(2)	(12)	(47)	35

Total equity	$696	$931	$(235)

(1)	NCSC equity is included in consolidated equity rather than minority interest since it is currently in a deficit equity position and therefore represents a charge to CFC.
(2)	Items related to the adoption of SFAS 133 and adjustments to value debt denominated in foreign currencies at the reporting date.
(3)	Represents total derivative forward value loss excluding NCSC’s derivative forward value gain of $4 million for the year ended May 31, 2004 which is included in members’ equity.

Applicants are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to one thousand dollars depending on the membership class. CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net margin to its members. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At that time, CFC’s board of directors allocates its net margin to its members in the form of patronage capital and to board approved reserves. Currently, CFC has two such board approved reserves, the education fund and the members’ capital reserve. CFC adjusts the net margin it allocates to its members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52. CFC allocates a small portion, less than 1%, of adjusted net margin annually to the education fund as required by cooperative law. Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state. The board of directors determines the amount of adjusted net margin that is allocated to the members’ capital reserve, if any. The members’ capital reserve represents margins that are held by CFC to increase equity retention. The margins held in the members’ capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by CFC’s board of directors. All remaining adjusted net margin is allocated to CFC’s members in the form of patronage capital. CFC bases the amount of adjusted net margin allocated to each member on the members’ patronage of the CFC lending programs in the year that the adjusted net margin was earned. Members recognize allocations in the form of patronage capital as income when allocated by CFC. There is no impact on CFC’s total equity as a result of allocating the annual adjusted net margin to members in the form of patronage capital or to board approved reserves. CFC annually retires a portion of the patronage capital allocated to members in prior years. CFC’s total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board approved reserves.

At May 31, 2004, equity totaled $696 million, a reduction of $235 million from May 31, 2003. On June 1, 2003, a total of $20 million of RTFC equity was reclassified as minority interest. During the year ended

May 31, 2004, CFC retired a total of $71 million of patronage capital to its members and had a net loss of $178 million which was offset by a reduction to the other comprehensive loss related to derivatives of $35 million.

Contractual Obligations
The following table summarizes CFC’s contractual obligations at May 31, 2004 and the related principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities

(Dollar amounts in millions)	Outstanding						Remaining
Instrument	Balance	2005	2006	2007	2008	2009	Years

Notes payable(1)	$5,990	$5,990	$—	$—	$—	$—	$—
Long-term debt(2)	12,009	—	3,431	1,592	1,080	479	5,427
Subordinated deferrable debt	550	—	—	—	—	—	550
Members’ subordinated certificates (3)	1,078	10	13	18	8	22	1,007

Total contractual obligations	$19,627	$6,000	$3,444	$1,610	$1,088	$501	$6,984

(1)	Includes commercial paper, bank bid notes, daily liquidity fund and long-term debt due in less than one year prior to reclassification of $4,650 million to long-term debt.
(2)	Excludes $4,650 million reclassification from notes payable.
(3)	Excludes loan subordinated certificates totaling $587 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus CFC is unable to maintain an amortization schedule for these certificates. Over the past three years, annual amortization on these certificates has averaged $30 million. In fiscal year 2004, amortization represented 5% of amortizing loan subordinated certificates outstanding.

Off-Balance Sheet Obligations

Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment.

			Increase/
	May 31, 2004	May 31, 2003	(Decrease)
(Dollar amounts in thousands)
Long-term tax-exempt bonds	$781	$900	$(119)
Debt portions of leveraged lease transactions	15	34	(19)
Indemnifications of tax benefit transfers	160	185	(25)
Letters of credit	307	314	(7)
Other guarantees	68	471	(403)

Total	$1,331	$1,904	$(573)

Electric	$1,302	$1,899	$(597)
Telecommunications	—	5	(5)
Other	29	—	29

Total	$1,331	$1,904	$(573)

The decrease in total guarantees outstanding at May 31, 2004 compared to May 31, 2003 was due primarily to the consolidation of NCSC and normal amortization on tax-exempt bonds and tax benefit transfers. At May 31, 2003, CFC had guaranteed $476 million of NCSC debt obligations. In consolidation the NCSC debt is brought onto the consolidated balance sheet which eliminates the guarantee. Thus, the $476 million of guarantees of NCSC debt obligations were eliminated and $29 million of NCSC guarantees of its members’ obligations were added to the total consolidated guarantees.

At May 31, 2004 and 2003, CFC had recorded a guarantee liability totaling $19 million and $54 million, respectively, which represents CFC’s contingent and non-contingent exposure related to its guarantees of its members’ debt obligations. CFC’s contingent guarantee liability at May 31, 2004 and 2003 totaled

$19 million and $53 million, respectively, based on management’s estimate of CFC’s exposure to losses within the guarantee portfolio. At May 31, 2004 and 2003, 97.8% and 99.7% of guarantees, respectively, were related to the electric segment. The remaining amount at May 31, 2004 was for the other segment. CFC uses factors such as internal borrower risk rating, remaining maturity periods, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The decrease in the contingent guarantee liability of $34 million is primarily due to the decrease in guarantee exposure due to the consolidation of NCSC debt that is guaranteed by CFC on June 1, 2003. The remaining balance of the total guarantee liability of less than $1 million at May 31, 2004 and $1 million at May 31, 2003 relates to CFC’s non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. CFC’s non-contingent obligation is estimated based on guarantee fees received for guarantees issued. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. CFC has recorded a non-contingent obligation for all new guarantees since January 1, 2003 in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). CFC received and deferred fees of $0.5 million and $0.8 million for each of the periods from January 1, 2003 to May 31, 2003 and for the year ended May 31, 2004, respectively, related to new guarantees issued during the periods.

The following table summarizes CFC’s off-balance sheet obligations at May 31, 2004 and the related principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities

(Dollar amounts in millions)	Outstanding						Remaining
Instrument	Balance	2005	2006	2007	2008	2009	Years

Guarantees(1)	$1,331	$247	$123	$110	$82	$81	$688

(1)	On a total of $725 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered in connection with periodic interest rate resets or called for redemption if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Commitments

Unadvanced Commitments
At May 31, 2004, CFC had unadvanced commitments totaling $11,577 million, a decrease of $112 million compared to the balance of $11,689 million at May 31, 2003. Unadvanced commitments include loans approved by CFC for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most such commitments. Approximately 49% and 48% of the outstanding commitments at May 31, 2004 and 2003, respectively, were for short-term or line of credit loans. Approximately 33% of the unadvanced commitments at May 31, 2004 and 2003 were approved under the Power Vision Program and will expire if not advanced within 60 months of approval unless the draw period is extended by CFC. Under the Power Vision Program, CFC performed a review of the majority of its distribution borrowers and pre-approved them for a certain amount of loans for future electric plant additions. Amounts approved but not advanced are available for a period of five years. All above mentioned credit commitments contain material adverse change clauses, thus to qualify for the advance of funds under all commitments, CFC must be satisfied that there has been no material change since the loan was approved.

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

Ratio Analysis

Leverage Ratio
The leverage ratio is calculated by dividing total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at May 31, 2004 was 31.57, an increase from 23.64 at May 31, 2003. The increase in the leverage ratio is due to an increase of $536 million to total liabilities and a decrease of $235 million in total equity offset by a decrease of $573 million in guarantees, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of “Liquidity and Capital Resources”. For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, CFC adjusts the leverage ratio calculation to exclude derivative liabilities, foreign currency valuation account and debt used to fund RUS guaranteed loans from total liabilities, to exclude from total liabilities and include in total equity subordinated deferrable debt and subordinated certificates, to use members’ equity rather than total equity and to include minority interest as equity. At May 31, 2004 and May 31, 2003, the adjusted leverage ratio was 7.03 and 6.65, respectively. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments CFC makes in its leverage ratio calculation. The increase in the adjusted leverage ratio is due to an increase in adjusted liabilities of $998 million and a decrease in adjusted equity of $93 million offset by a decrease of $573 million in guarantees. The increase in adjusted liabilities is primarily due to the $993 million increase in debt required to fund the outstanding loan balance. The decrease in adjusted equity is due primarily to the patronage capital retirement of $71 million, the reclassification of RTFC member’s equity to minority interest of $20 million and the decrease to subordinated deferrable debt and subordinated certificates of $100 million and $43 million, respectively, partly offset by the adjusted net margin of $96 million, cumulative effect of change in accounting principle of $22 million and minority interest of $21 million. CFC will retain the flexibility to further amend its policies to retain members’ investments in CFC consistent with contractual obligations and maintaining acceptable financial ratios. In addition to the adjustments CFC makes to the leverage ratio in the “Non-GAAP Financial Measures” section, guarantees to CFC member systems that have an investment grade rating from Moody’s Investors Service and Standard & Poor’s Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreement.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing total liabilities outstanding by total equity. The debt to equity ratio, based on this formula, at May 31, 2004 was 29.66, an increase from 21.59 at May 31, 2003. The increase in the debt to equity ratio was due to decreases of $235 million in equity and an increase of $536 million to total liabilities, as discussed above and under the Liabilities, Minority Interest and Equity section of “Liquidity and Capital Resources”. For internal management purposes, CFC adjusts the debt to equity ratio calculation to exclude derivative liabilities, foreign currency valuation account and debt used to fund RUS guaranteed loans from total liabilities, to exclude from total liabilities and include in total equity subordinated deferrable debt and subordinated certificates, to use members’ equity rather than total equity and to include minority interest as equity. At May 31, 2004 and May 31, 2003, the adjusted debt to equity ratio was 6.54 and 5.97, respectively. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments CFC makes in its debt to equity ratio calculation. The increase in the adjusted debt to equity ratio is due to an increase in adjusted liabilities of $998 million and a decrease in adjusted equity of $93 million. CFC will retain the flexibility to further amend its policies to retain members’ investments in CFC consistent with contractual obligations and maintaining acceptable financial ratios.

CFC’s management is committed to maintaining the adjusted leverage and adjusted debt to equity ratios within a range required for a strong credit rating. CFC’s policy regarding the purchase of loan subordinated certificates requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% of the loan for distribution systems, 7% of the loan for power supply systems and 10% of the loan for all other systems. For credit facilities above a certain dollar amount, or for other reasons, the borrower may be required to purchase interest bearing certificates in amounts determined appropriate by CFC based on the circumstances of the transaction. CFC also created a members’ capital reserve, in which a portion of the adjusted net margin is held annually rather than allocated to the members. CFC can allocate the members’ capital reserve to its members if it chooses. CFC’s management will continue to monitor the adjusted leverage and adjusted debt to equity ratios. If required, additional policy changes will be made to maintain the adjusted ratios within an acceptable range.

Revolving Credit Agreements
At May 31, 2004 and 2003, CFC had three revolving credit agreements totaling $4,650 million and $3,806 million, respectively, which were used principally to provide liquidity support for CFC’s outstanding commercial paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser. Under three-year agreements in effect at May 31, 2004 and May 31, 2003, CFC could borrow $1,740 million and $1,028 million, respectively. At May 31, 2004 and May 31, 2003, there were two 364-day agreements totaling $2,910 million and $2,778 million, respectively. The two 364-day agreements in place at May 31, 2003 were replaced on June 30, 2003. Under one 364-day agreement, the amount that CFC could borrow increased from $2,378 million at May 31, 2003 to $2,523 million and there was no change to the amount of the second 364-day agreement for $400 million.

The three revolving credit agreements were replaced on March 30, 2004 with three new agreements totaling $4,400 million. In April 2004, the commitments under the agreements increased to $4,650 million. CFC replaced its three-year agreement in effect at May 31, 2003 totaling $1,028 million with a new three-year agreement totaling $1,740 million and expiring on March 30, 2007. The two 364-day agreements were replaced with two 364-day agreements totaling $2,910 million. Under one 364-day agreement, the amount that CFC could borrow decreased from $2,523 million to $1,740 million at May 31, 2004. Under the other 364-day agreement, the amount that CFC could borrow increased from $400 million to $1,170 million at May 31, 2004. Both 364-day agreements have a revolving credit period that terminates on March 29, 2005 during which CFC can borrow, and such borrowings outstanding at that date may be converted to a one-year term loan at the end of the revolving credit period with a 0.250 of 1% per annum fee on the outstanding principal amount of the term loan. The facility fee for the three-year facility is 0.100 of 1% per annum based on the pricing schedules in place at March 30, 2004. The facility fee for the 364-day facilities is 0.085 of 1% per annum based on the pricing schedules in place at March 30, 2004. Up-front fees of between 0.070 to 0.160 of 1% were paid to the banks based on their commitment level in each of the agreements, totaling $4 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of 0.150 of 1% per annum must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average adjusted TIER over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC achieves an adjusted TIER of at least 1.05 as of the preceding fiscal year end. Under the credit agreements in effect at May 31, 2004, the adjusted TIER represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of subordinated deferrable debt, members’ subordinated certificates, minority interest and total equity. For the purpose of the revolving credit agreements, net margin, senior debt and total equity are adjusted to exclude the non-cash adjustments related to SFAS 133 and 52. Senior debt includes guarantees; however, it excludes:

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

As of May 31, 2004 and 2003, CFC was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements. As of May 31, 2004 and 2003, CFC’s adjusted TIER over the six most recent fiscal quarters as defined by the agreements in place at that time, was 1.15 and 1.15, respectively. As of May 31, 2004 and 2003, CFC’s adjusted TIER for the fiscal year end, as defined by the agreements in place at that time, was 1.12 and 1.17, respectively. As of May 31, 2004 and 2003, CFC’s leverage ratio, as defined by the agreements in place at that time, was 6.87 and 6.48, respectively.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements.

Based on the ability to borrow under the bank line facilities, CFC classified $4,650 million and $3,951 million, respectively, of its notes payable outstanding as long-term debt at May 31, 2004 and May 31, 2003.

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

Matched Funding Policy
CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is CFC’s funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At May 31, 2004, CFC had $13,839 million of fixed rate assets amortizing or repricing, funded by $11,392 million of fixed rate liabilities maturing during the next 30 years and $2,193 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $254 million, or 1.19% of total assets and 1.22% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members’ equity and bank bid notes. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members’ subordinated certificates and members’ equity. With the exception of members’ subordinated certificates, which are generally issued at rates below CFC’s long-term cost of funding and with extended maturities, and commercial paper, CFC’s liabilities have average maturities that closely match the repricing terms (but not the maturities) of CFC’s fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

Certain of CFC’s collateral trust bonds, subordinated deferrable debt and medium-term notes were issued with early redemption provisions. To the extent borrowers are allowed to convert their fixed rate loans to a variable interest rate and to the extent it is beneficial, CFC takes advantage of these early redemption provisions. However, because conversions and prepayments can take place at different intervals from early redemptions, CFC charges conversion and prepayment fees designed to compensate for any additional interest rate risk assumed by CFC.

CFC makes use of an interest rate gap analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members’ subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and for the portfolio as a whole. There are no scheduled maturities for the members’ equity, primarily unretired patronage capital allocations. The non-amortizing members’ subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-amortizing members’ subordinated certificates and members’ equity are first used to “fill” any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed to be funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or members’ equity and members’ certificates is used to calculate an adjusted TIER for each year and for the portfolio as a whole. The schedule allows CFC to analyze the impact on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. See “Non-GAAP Financial Measures” for further explanation and reconciliation of the adjustments to TIER.

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at May 31, 2004.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of May 31, 2004

		Over	Over	Over	Over
		1 year	3 years	5 years	10 years
		but	but	but	but
	1 year	3 years	5 years	10 years	20 years	Over
	or less	or less	or less	or less	or less	20 Years	Total
(Dollar amounts in millions)
Assets:
Amortization and repricing	$2,323	$3,861	$2,107	$2,976	$2,053	$519	$13,839

Total assets	$2,323	$3,861	$2,107	$2,976	$2,053	$519	$13,839
Liabilities and members’ equity:
Long-term debt	$2,198	$3,339	$1,710	$3,046	$511	$588	$11,392
Subordinated certificates	64	329	182	145	653	121	1,494
Members’ equity(1)	—	—	—	—	699	—	699

Total liabilities and members’ equity	$2,262	$3,668	$1,892	$3,191	$1,863	$709	$13,585
Gap(2)	$61	$193	$215	$(215)	$190	$(190)	$254
Cumulative gap	$61	$254	$469	$254	$444	$254
Cumulative gap as a % of total assets	0.29%	1.19%	2.20%	1.19%	2.08%	1.19%
Cumulative gap as a % of adjusted total assets (3)	0.29%	1.22%	2.26%	1.22%	2.14%	1.22%

(1)	Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed rate assets. See “Non-GAAP Financial Measures” for further explanation of why CFC uses members’ equity in its analysis of the funding of its loan portfolio.
(2)	Liabilities and members’ equity less assets.
(3)	Adjusted total assets represents total assets in the consolidated and combined balance sheets less derivative assets.

Derivative and Financial Instruments
All financial instruments to which CFC was a party at May 31, 2004 were entered into or contracted for purposes other than trading. The following table provides the significant balances and contract terms related to the financial instruments at May 31, 2004.

			Principal Amortization and Maturities

(Dollar amounts in millions)	Outstanding							Remaining
Instrument	Balance	Fair Value	2005	2006	2007	2008	2009	Years

Investments	$2	$2	$2	$—	$—	$—	$—	$—
Average rate	1.10%		1.10%	—	—	—	—	—
Long-term fixed rate loans(1)	13,839	12,516	660	632	610	666	897	10,374
Average rate	5.69%		4.94%	5.19%	5.32%	5.64%	6.38%	5.73%
Long-term variable rate loans(2)	4,693	4,693	379	292	312	309	568	2,833
Average rate(3)	3.28%		—	—	—	—	—	—
Intermediate-term loans(4)	56	56	53	3	—	—	—	—
Average rate	2.84%		2.81%	3.38%	—	—	—	—
Line of credit loans(5)	901	901	901	—	—	—	—	—
Average rate(3)	2.71%		2.71%	—	—	—	—	—
RUS Guaranteed FFB Refinance	41	41	1	1	2	2	2	33
Average rate(3)	1.42%		—	—	—	—	—	—
Non-performing loans(6)	341	207	239	63	39	—	—	—
Average rate	4.53%		—	—	—	—	—	—
Restructured loans(7)	618	311	24	24	24	26	29	491
Average rate	—		—	—	—	—	—	—
Liabilities and equity:
Notes payable(8)	5,990	5,984	5,990	—	—	—	—	—
Average rate	2.28%		2.28%	—	—	—	—	—
Medium-term notes(9)	6,510	6,841	—	969	1,476	66	238	3,761
Average rate	5.94%		—	3.02%	5.39%	3.99%	5.70%	6.97%
Collateral trust bonds(9)	5,392	5,512	—	2,447	100	997	225	1,623
Average rate	5.15%		—	5.28%	7.30%	4.45%	5.75%	5.18%
Long-term notes payable	107	120	—	16	16	16	16	43
Average rate	4.12%		—	2.50%	2.61%	2.67%	2.60%	6.42%
Subordinated deferrable debt	550	542	—	—	—	—	—	550
Average rate	7.08%		—	—	—	—	—	7.08%
Subordinated certificates(10)	1,078	N/A	10	13	18	8	22	1,007
Average rate	4.18%		2.78%	4.82%	4.91%	3.05%	2.92%	4.21%

(1)	The principal amount of fixed rate loans is the total of scheduled principal amortizations without consideration for loans that reprice. Includes $200 million of loans guaranteed by RUS.
(2)	Long-term variable rate loans include $22 million of loans guaranteed by RUS.
(3)	Variable rates are set the first day of each month.
(4)	There is no scheduled amortization for intermediate-term variable rate loans.
(5)	The principal amount of line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.
(6)	Amortization based on scheduled repayments. Interest accrual rate cannot be estimated for future periods.
(7)	Amortization based on expected repayment schedule. Interest accrual rate cannot be estimated for future periods.
(8)	Notes payable includes commercial paper, bank bid notes and long-term debt due in less than one year prior to reclassification of $4,650 million to long-term debt.
(9)	Prior to reclassification of $4,650 million from notes payable.

(10)	Fair value has not been included as it is impracticable to develop a discount rate that measures fair value (see Note 13 to the consolidated and combined financial statements). Excludes loan subordinated certificates totaling $587 million that amortize annually based on the outstanding balance of the related loan, therefore there is no scheduled amortization. Over the past three years, annual amortization on these certificates has averaged $30 million. In fiscal year 2004, amortization represented 5% of amortizing loan subordinated certificates outstanding.

The following table provides the notional amount, average rate paid, average rate received and maturity dates for the interest rate exchange agreements to which CFC was a party at May 31, 2004.

			Notional Amortization and Maturities
	Notional
(Dollar amounts in millions)	Principal							Remaining
Instruments	Amount	Fair Value	2005	2006	2007	2008	2009	Years

Interest rate exchange agreements	$15,485	$188	$2,929	$3,395	$1,849	$661	$361	$6,290
Average rate paid	3.260%
Average rate received	3.799%

The following table provides the notional amount in U.S. dollars, average exchange rate and maturity dates for the cross currency and cross currency interest rate exchange agreements to which CFC was a party at May 31, 2004.

			Notional Amortization and Maturities
	Notional
(Dollar amounts in millions)	Principal							Remaining
Instruments	Amount	Fair Value	2005	2006	2007	2008	2009	Years

Cross currency and cross currency interest rate exchange agreements	$1,106	$259	$—	$390	$716	$—	$—	$—
Average exchange rate — Euro	1.032
Average exchange rate — Australian dollar	1.506

At May 31, 2004 and 2003, CFC was a party to interest rate exchange agreements with a total notional amount of $15,485 million and $15,345 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically change the interest rate on $7,435 million as of May 31, 2004 and $6,595 million as of May 31, 2003 of debt used to fund long-term fixed rate loans from a variable rate to a fixed rate. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $8,050 million of collateral trust bonds and medium-term notes as of May 31, 2004 and 2003. CFC was also using interest rate exchange agreements to minimize the variance between the three-month LIBOR rate and CFC’s commercial paper rate totaling $700 million at May 31, 2003. All of CFC’s derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of May 31, 2004 and 2003, CFC was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,106 million and $1,262 million, respectively, related to medium-term notes denominated in foreign currencies. Cross currency and cross currency interest rate exchange agreements with a total notional amount of $824 million at May 31, 2004 and $1,262 million at May 31, 2003 in which CFC receives Euros and pays U.S. dollars, and $282 million at May 31, 2004, in which CFC receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the cross currency interest rate exchange agreements, $716 million at May 31, 2004 and $872 million at May 31, 2003, synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members’ subordinated certificates, members’ equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members’ equity maturing by year (see chart on page 64). The analysis indicates the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. CFC’s funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets, excluding derivative assets. At May 31, 2004 and 2003, fixed rate loans funded with variable rate debt represented 1.19% and 1.24% of total assets, respectively, and 1.22% and 1.31% of total assets excluding derivative assets, respectively. At May 31, 2004, CFC had $254 million of excess fixed rate assets compared to fixed rate liabilities and members’ equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, members’ subordinated certificates and members’ equity to fund variable rate loans. At May 31, 2004 and 2003, 32% and 36%, respectively, of loans carried variable interest rates.

CFC faces liquidity risk in the funding of its loan portfolio. CFC offers long-term loans with maturities of up to 35 years and line of credit loans that are required to be paid down annually. On long-term loans CFC offers a variety of interest rate options, including the ability to fix the interest rate for terms of one year through maturity. At May 31, 2004, CFC has a total of $2,365 million of long-term debt maturing during the next twelve months. CFC funds the loan portfolio with a variety of debt instruments and its members’ equity. CFC typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. CFC may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, CFC is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include CFC maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At May 31, 2004 and 2003, CFC had a total of $4,650 million and $3,806 million in revolving credit agreements and bank lines of credit. In addition, CFC limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. CFC’s objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At May 31, 2004 and 2003, there was a total of $2,399 million and $920 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 12% and 5%, respectively, of CFC’s total debt outstanding.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 69). CFC also maintains shelf registrations with the SEC for its collateral trust bonds, medium-term notes and subordinated deferrable debt. At May 31, 2004 and 2003, CFC had effective shelf registrations totaling $2,075 million and $1,375 million related to collateral trust bonds, $4,534 million and $3,143 million related to medium-term notes and $300 million and $150 million related to subordinated deferrable debt, respectively. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe and Australia. At May 31, 2004 and 2003, CFC had $217 and $0 million of commercial paper, respectively, and $1,035 million and $1,637 million, respectively, of medium-term notes outstanding under the European program and $304 million and $0 million, respectively, of medium-term notes outstanding under the Australian program. At May 31, 2004, CFC had total internal issuance authority totaling $1,000 million and $4,000 million related to commercial paper and medium-term notes in the European market, respectively, and $2,000 million related to medium-term notes in the Australian market.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, CFC only enters into these agreements with financial institutions with investment grade ratings. At May 31, 2004 and 2003, CFC was a party to interest rate exchange agreements with notional amounts totaling $15,485 million and $15,345 million, respectively, and cross currency and cross currency interest rate exchange agreements with notional amounts totaling $1,106 million and $1,262 million, respectively. To date, CFC has not experienced a failure of a counterparty to perform as required under any of these agreements. At May 31, 2004, CFC’s interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from BBB to AAA as assigned by Standard & Poor’s Corporation.

CFC currently uses two types of interest rate exchange agreements: (1) CFC pays a fixed rate and receives a variable rate and (2) CFC pays a variable rate and receives a fixed rate. The following chart provides a breakout of the interest rate exchange agreements at May 31, 2004 by type of agreement.

	Notional Amount	Average Rate Paid	Average Rate Received
(Dollar amounts in millions)
Pay fixed/receive variable	$7,435	4.197%	1.190%
Pay variable/receive fixed	8,050	2.395%	6.209%

Total	$15,485	3.260%	3.799%

Foreign Currency Risk
CFC may issue commercial paper, medium-term notes or bonds denominated in foreign currencies. For any such obligation issued, CFC expects to enter into a cross currency or cross currency interest rate exchange agreement with a highly-rated counterparty. At May 31, 2004, CFC had a total of $824 million and $282 million of medium-term notes denominated in Euros and Australian dollars, respectively, for which cross currency and cross currency interest rate exchange agreements were in place obligating CFC to pay interest and principal in U.S. dollars based on an exchange rate fixed at the date of issuance. At May 31, 2003, CFC had $1,262 million of medium-term notes denominated in Euros. CFC’s foreign currency valuation account, which represents the change in the foreign exchange rate from the date of issuance to the reporting date, increased the debt balance by $234 million and $326 million at May 31, 2004 and 2003, respectively. The change in the value of the foreign denominated debt is reported in the consolidated and combined statements of operations as foreign currency adjustment. The change in the fair value of cross currency exchange agreements that qualify for hedge accounting is initially recorded to other comprehensive income and then reclassified to the foreign currency adjustment. The change in the fair value of the cross currency and interest rate exchange agreements that do not qualify for hedge accounting is recorded to the derivative forward value line. The change in the fair value of the foreign denominated debt and the change in the fair value of the related cross currency and cross currency interest rate exchange agreements are approximately the same amount and offsetting in the consolidated and combined statements of operations.

Rating Triggers
CFC has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. CFC’s rating triggers are based on its senior unsecured credit rating from Standard & Poor’s Corporation and Moody’s Investors Service. At May 31, 2004, there are rating triggers associated with $12,061 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If CFC’s rating from Moody’s Investors Service falls to Baa1 or CFC’s rating from Standard & Poor’s Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,754 million. If CFC’s rating from Moody’s Investors Service falls below Baa1 or CFC’s rating from Standard & Poor’s Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $10,307 million.

At May 31, 2004, CFC had a derivative fair value of $14 million, comprised of $48 million that would be due to CFC and $34 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $271 million, comprised of $335 million that would be due to CFC and $64 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

Credit Ratings
CFC’s long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings. The following table presents CFC’s credit ratings at May 31, 2004 and 2003.

	Moody’s Investors	Standard & Poor’s
	Service	Corporation	Fitch Ratings

Direct:
Collateral trust bonds	A1	A+	A+
Medium-term notes	A2	A	A
Subordinated deferrable debt	A3	BBB+	A-
Commercial paper	P-1	A-1	F-1
Guarantees:
Leveraged lease debt	A2	A	A
Pooled bonds	A1	A	A
Other bonds	A2	A	A
Short-term	P-1	A-1	F-1

The ratings listed above have the meaning as defined by each of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating organizations.

Standard & Poor’s Corporation revised CFC’s rating outlook from negative to stable on July 15, 2003. Moody’s Investors Service revised CFC’s ratings outlook from negative to stable on November 12, 2003. Fitch Ratings has CFC’s ratings on stable outlook.

Member Investments
At May 31, 2004 and 2003, CFC’s members provided 17.4% and 17.6%, respectively, of total assets less derivative assets as follows:

MEMBERSHIP INVESTMENTS IN CFC

	2004	% of Total(1)	2003	% of Total(1)
(Dollar amounts in millions)
Commercial paper(2)	$1,196	34%	$1,041	55%
Medium-term notes	275	4%	297	3%
Members’ subordinated certificates	1,665	100%	1,708	100%
Members’ equity(3)	483	100%	454	100%

Total	$3,619		$3,500

Percentage of total assets	17.0%		16.6%

Percentage of total assets less derivative assets(3)	17.4%		17.6%

(1)	Represents the percentage of each line item outstanding to CFC members.
(2)	Includes the $223 million and $111 million related to the daily liquidity fund at May 31, 2004 and 2003, respectively.
(3)	See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members’ equity.

The total amount of member investments increased $119 million at May 31, 2004 compared to May 31, 2003 due to the $155 million increase in member commercial paper and the $29 million increase in members’ equity offset by the $43 million decrease in members’ subordinated certificates and the $22 million decrease in member medium-term notes.

Financial and Industry Outlook

Loan Growth
CFC expects that the balance of the loan portfolio will remain relatively stable or decline slightly in the event that certain telecommunications borrowers make prepayments on their loans. For its fiscal year ending September 30, 2005, the amount of funding proposed for RUS direct lending and loan guarantees is $1.2 billion and $2.1 billion, respectively. Loans from the Federal Financing Bank with an RUS guarantee represent a lower cost option for rural electric utilities compared to CFC. CFC anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems. CFC anticipates that the telecommunications loan balance will continue to decline due to long-term loan amortization and lower levels of capital expenditure requirements and asset acquisitions in the rural telecommunications marketplace.

Liquidity
At May 31, 2004, CFC had $3,625 million of commercial paper, daily liquidity fund and bank bid notes and $2,365 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. CFC’s members held commercial paper (including the daily liquidity fund) totaling $1,196 million or approximately 34% of the total commercial paper outstanding at May 31, 2004. Commercial paper issued through dealers and bank bid notes represented 12% of CFC’s total debt outstanding at May 31, 2004. CFC intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during fiscal year 2005. During the next twelve months, CFC plans to refinance the $2,365 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes and collateral trust bonds. At May 31, 2004, CFC had effective registration statements covering $2,075 million of collateral trust bonds, $4,534 million of medium-term notes and $300 million of subordinated deferrable debt. CFC may increase the use of commercial paper in the funding of loans in fiscal year 2005, although it will plan to maintain the balance within the limit described above. In addition, CFC limits the amount of commercial paper issued to the amount of back-up liquidity provided by its revolving credit agreements so that there is 100% coverage of outstanding commercial paper. CFC has Board authorization to issue up to $1,000 million of commercial paper and $4,000 million of medium-term notes in the European market and $2,000 million of medium-term notes in the Australian market.

Equity Retention
At May 31, 2004, CFC reported total equity of $696 million, a decrease of $235 million from $931 million reported at May 31, 2003. Under GAAP, CFC’s reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements and the impact of future expected currency exchange rates on its currency exchange agreements. It is difficult to predict the future changes in CFC’s reported GAAP equity, due to the uncertainty of the movement in future interest and currency exchange rates. In CFC’s internal analysis and in the Non-GAAP financial measures section of this report, CFC does not include the non-cash impacts of SFAS 133 and 52 as part of equity. CFC believes the equity balance as reported in the Non-GAAP financial measure section of this report will continue to increase. CFC has established a members’ capital reserve to which a portion of adjusted net margin may be allocated each year. The balance of the members’ capital reserve was $131 million at May 31, 2004. CFC’s Non-GAAP equity total typically declines slightly in the first quarter as a result of the retirement of patronage capital to its members. Then over the remaining three quarters of the year the accumulated adjusted net margin for the period is typically sufficient to increase the Non-GAAP equity level to a level greater than the prior year end. The same condition may or may not be true for the GAAP reported equity, which will depend on the impact of future expected changes to interest and currency exchange rates on the fair value of CFC’s interest rate and currency exchange agreements. See “Non-GAAP Financial Measures” for further explanation of the changes that CFC makes to exclude the non-cash impacts of SFAS 133 and 52 and for a reconciliation of the Non-GAAP measures to the applicable GAAP measures.

Adjusted Gross Margin
It is anticipated that the adjusted gross margin spread for fiscal year 2005 will be approximately the same as or slightly lower than the 0.99% for the year ended May 31, 2004. CFC’s goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. Thus, CFC does not try to maximize the adjusted gross margin it earns on its loans to members. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to gross margin and TIER.

Adjusted Leverage and Adjusted Debt to Equity Ratios
CFC expects the ratios at May 31, 2005 to be slightly lower than at May 31, 2004 due to an expected decrease in debt outstanding. CFC expects that adjusted net margins earned during fiscal year 2005 will offset the reduction to members’ equity in the first quarter due to the retirement of allocated net margins. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to net margins.

Loan Impairment
When CFC’s variable interest rates increase, the calculated impairment will increase and when CFC’s variable interest rates decrease, the calculated impairment will decrease. The calculated impairment represents an opportunity cost, as it is a comparison of the yield that CFC would have earned on the original loan versus the expected yield on the restructured loan. CFC will have to adjust the specific reserve it holds for impaired loans based on changes to its variable interest rates, which could impact the balance of the loan loss allowance and the consolidated and combined statements of operations through an increased provision for loan losses or as an increase to income through the recapture of amounts previously included in the provision for loan losses. CFC’s long-term variable and line of credit interest rates have been at historically low levels over the past year, therefore CFC expects that these rates may increase in the near term resulting in an increase to calculated impairments. As CFC’s interest rates increase, its operating income and gross margin will increase giving it the financial flexibility to provide for additions to the loan loss allowance to cover increased loan impairments. At this time, an increase of 25 basis points to CFC’s variable interest rates results in an increase of $14 million to the calculated impairment.

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

Loan Loss Allowance
At this time it is difficult to estimate the total amount of loans that will be written off during fiscal year 2005. Due to the consolidation with NCSC, there will be write-offs and recoveries reported every quarter. There are write-offs and recoveries taken by NCSC each quarter in the consumer loan program. These amounts are relatively minor and have historically been less than $1 million per quarter. CFC believes that the current loan loss allowance of $574 million, which includes specific reserves of $233 million for impaired borrowers, and the loan loss provision, if any, during fiscal year 2005 will be sufficient to allow the loan loss allowance to be adequate at May 31, 2005.

Accounting for Derivatives and Foreign Denominated Debt
SFAS 133 and 52 have resulted in and are expected to continue to result in a significant amount of volatility in CFC’s GAAP financial results. CFC does not anticipate such volatility in its own financial analysis that is adjusted to exclude the non-cash impacts of SFAS 133 and 52. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.

The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Non-GAAP Financial Measures

CFC makes certain adjustments to financial measures in assessing its financial performance that are not in accordance with GAAP. These non-GAAP adjustments fall primarily into two categories: (1) adjustments related to the calculation of the TIER ratio, and (2) adjustments related to the calculation of leverage and debt to equity ratios. These adjustments reflect management’s perspective on CFC’s operations, and in several cases adjustments used to measure covenant compliance under its revolving credit agreements, and thus CFC believes these are useful financial measures for investors. CFC refers to its non-GAAP financial measures as “adjusted” throughout this document.

Adjustments to the Calculation of the TIER Ratio
CFC’s primary performance measure is TIER. TIER is calculated by adding the cost of funds to net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds. The TIER is a measure of CFC’s ability to cover interest expense requirements on its debt. CFC adjusts the TIER calculation to add the derivative cash settlements to the cost of funds, to add minority interest net margin back to total net margin and to remove the derivative forward value and foreign currency adjustments from total net margin. Adding the cash settlements back to the cost of funds also has a corresponding effect on CFC’s adjusted gross margin and adjusted operating margin. CFC makes these adjustments to its TIER calculation for the purpose of covenant compliance on its revolving credit agreements. The revolving credit agreements require CFC to achieve an average adjusted TIER ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless CFC has achieved an adjusted TIER ratio of at least 1.05 for the preceding fiscal year. CFC’s average adjusted TIER for the past six quarters was 1.15 and CFC’s adjusted TIER for the year ended May 31, 2004 was 1.12. CFC’s goal is to maintain a minimum adjusted TIER of 1.10.

CFC uses derivatives to manage interest rate and foreign currency exchange risk on its funding of the loan portfolio. The derivative cash settlements represent the amount that CFC receives from or pays to its counterparties based on the interest rate indexes in its derivatives that do not qualify for hedge accounting. CFC adjusts the reported cost of funding to include the derivative cash settlements. CFC uses the adjusted cost of funding to set interest rates on loans to its members and believes that the cost of funds adjusted to include derivative cash settlements represents its total cost of funding for the period. CFC adjusts its cost of funds to include the derivative cash settlements for the purpose of covenant compliance on its revolving credit agreements. TIER calculated by adding the derivative cash settlements to the cost of funds reflects management’s perspective on its operations and thus, CFC believes that it represents a useful financial measure for investors.

The derivative forward value and foreign currency adjustments do not represent cash inflow or outflow to CFC during the current period. The derivative forward value represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements for all periods through the maturity of its derivatives that do not qualify for hedge accounting. Foreign currency adjustments represent the change in value of foreign denominated debt resulting from the change in foreign currency exchange rates during the current period. The derivative forward value and foreign currency adjustments do not represent cash inflows or outflows that affect CFC’s current ability to cover its debt service obligations. The forward value calculation is based on future interest rate expectations that may change daily creating volatility in the estimated forward value. The change in foreign currency exchange rates adjusts the debt balance to the amount that would be due at the reporting date. At the issuance date, CFC enters into a foreign currency exchange agreement for all foreign denominated debt that effectively fixes the exchange rate for all interest and principal payments. For the purpose of making operating decisions, CFC subtracts the derivative forward value and foreign currency adjustments from its net margin when calculating TIER and for other net margin presentation purposes. The covenants in CFC’s revolving credit agreements also exclude the effects of derivative forward value and foreign currency adjustments. In addition, since the derivative forward value and foreign currency adjustments do not represent current period cashflow, CFC does not allocate such funds to its members and thus excludes the derivative forward value and foreign currency adjustments from net margin when making certain presentations to its members and in calculating the amount of net margins to be allocated to its members. TIER calculated by excluding the derivative forward value and foreign currency adjustments from net margin reflects management’s perspective on its operations and thus, CFC believes that it represents a useful financial measure for investors.

The implementation of SFAS 133 and foreign currency adjustments have also impacted CFC’s total equity. The derivative forward value and foreign currency adjustments flow through the consolidated and combined statements of operations as income or expense, increasing or decreasing the total net margin for the period. The total net margin or net loss for the period represents an increase or decrease, respectively, to total equity. As a result of implementing SFAS 133, CFC’s total equity includes other comprehensive income, which represents estimated unrecognized gains and losses on derivatives. The other comprehensive income component of equity does not flow through the consolidated and combined statements of operations. As stated above, the derivative forward value and foreign currency adjustments do not represent current cash inflow or outflow. The other comprehensive income is also an estimate of future gains and losses and as such does not represent earnings that CFC can use to fund its loan portfolio. Financial measures calculated with members’ equity, which is total equity excluding the impact of SFAS 133 and foreign currency adjustments, reflect management’s perspective on its operations and thus, CFC believes that they represent a useful measure of CFC’s financial condition.

The following chart provides a reconciliation between cost of funds, gross margin, operating margin, and net margin and these financial measures adjusted to exclude the impact of SFAS 133 and foreign currency adjustments for the years ended May 31, 2004, 2003 and 2002.

	Year Ended May 31,

(Dollar amounts in thousands)	2004	2003	2002

Cost of funds	$(914,228)	$(930,847)	$(885,838)
Plus: Derivative cash settlements	110,087	122,825	34,191

Adjusted cost of funds	$(804,141)	$(808,022)	$(851,647)

Gross margin	$91,292	$140,028	$300,695
Plus: Derivative cash settlements	110,087	122,825	34,191

Adjusted gross margin	$201,379	$262,853	$334,886

Operating (loss) margin	$(194,584)	$651,970	$78,873
Less: Derivative forward value	229,132	(757,212)	(41,878)
Foreign currency adjustments	65,310	243,220	61,030

Adjusted operating margin	$99,858	$137,978	$98,025

Net (loss) margin prior to cumulative effect of change in accounting principle	$(200,390)	$651,970	$78,873
Plus: Minority interest	1,989	—	—
Less: Derivative forward value	229,132	(757,212)	(41,878)
Foreign currency adjustments	65,310	243,220	61,030

Adjusted net margin	$96,041	$137,978	$98,025

TIER using GAAP financial measures is calculated as follows:

TIER =	Cost of funds + net margin prior to cumulative effect of change in accounting principle Cost of funds

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted cost of funds + adjusted net margin Adjusted cost of funds

The following chart provides the TIER and adjusted TIER for the years ended May 31, 2004, 2003 and 2002.

	Year Ended May 31,

	2004	2003	2002

TIER(1)	—	1.70	1.09

Adjusted TIER	1.12	1.17	1.12

(1)	For the year ended May 31, 2004, CFC reported a net loss prior to the cumulative effect of change in accounting principle of $200 million, thus the TIER calculation results in a value below 1.00.

Adjustments to the Calculation of Leverage and Debt to Equity
CFC calculates the leverage ratio by adding total liabilities to total guarantees and dividing by total equity. CFC calculates the debt to equity ratio by dividing total liabilities by total equity. CFC adjusts these ratios to (i) subtract debt used to fund loans that are guaranteed by RUS from total debt, (ii) subtract from total debt, and add to total equity, debt with equity characteristics issued to its members and in the capital markets, (iii) include minority interest as equity and (iv) to exclude the impact of non-cash SFAS 133 and foreign currency adjustments from its total liabilities and total equity. CFC makes these adjustments to its leverage ratio calculation for the purpose of covenant compliance under its revolving credit agreements. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of equity, members’ subordinated certificates, minority interest and subordinated deferrable debt, as defined by the agreements. CFC makes these same adjustments to its debt to equity ratio as the only difference between the leverage ratio and the debt to equity ratio is the addition of guarantees to liabilities in the leverage ratio. In addition to the adjustments CFC makes to the leverage ratio in the “Non-GAAP Financial Measures” section, guarantees to CFC member systems that have an investment grade rating from Moody’s Investors Service and Standard & Poor’s Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreement.

CFC is an eligible lender under the RUS loan guarantee program. Loans issued under this program carry the US Government’s guarantee of all interest and principal payments. Thus, CFC has little or no risk associated with the collection of principal and interest payments on these loans. Therefore, CFC believes that there is little or no risk related to the repayment of the liabilities used to fund RUS guaranteed loans and subtracts such liabilities from total liabilities for the purpose of calculating its leverage and debt to equity ratios. CFC adjusts its leverage ratio by subtracting liabilities used to fund RUS guaranteed loans from total liabilities for the purpose of covenant compliance on its revolving credit agreements. The leverage and debt to equity ratios adjusted to subtract debt used to fund RUS guaranteed loans from total liabilities reflect management’s perspective on its operations and thus, CFC believes that these are useful financial measures for investors.

CFC requires that its members purchase subordinated certificates as a condition of membership and as a condition to obtaining a loan or guarantee. The subordinated certificates are accounted for as debt under GAAP. The subordinated certificates have long-dated maturities and pay no interest or pay interest that is below market and under certain conditions CFC is prohibited from making interest payments to members on the subordinated certificates. CFC adjusts its leverage ratio by subtracting members’ subordinated certificates from total liabilities and adding members’ subordinated certificates to total equity for the purpose of covenant compliance on its revolving credit agreements. The leverage and debt to equity ratios adjusted to treat members’ subordinated certificates as equity rather than debt reflect management’s perspective on its operations and thus, CFC believes that these are useful financial measures for investors.

CFC also sells subordinated deferrable debt in the capital markets with maturities of up to 49 years and the option to defer interest payments. The characteristics of subordination, deferrable interest and long-dated maturity are all equity characteristics. CFC adjusts its leverage ratio by subtracting subordinated deferrable debt from total liabilities and adding it to total equity for the purpose of covenant compliance on its revolving credit agreements. The leverage and debt to equity ratios adjusted to treat subordinated deferrable debt as equity rather than debt reflect management’s perspective on its operations and thus, CFC believes that these are useful financial measures for investors.

As a result of implementing SFAS 133, CFC’s consolidated and combined balance sheets includes the fair value of its derivative instruments. As noted above, the amounts recorded are estimates of the future gains and losses that CFC may incur related to its derivatives. The amounts do not represent current cash flows and are not available to fund current operations. CFC adjusts its leverage ratio by excluding the impact of implementing SFAS 133 from liabilities and equity for the purpose of covenant compliance on its revolving credit agreements. The leverage and debt to equity ratios adjusted to exclude the impact of SFAS 133 from liabilities and equity reflect management’s perspective on its operations and thus, CFC believes that these are useful financial measures for investors.

As a result of issuing foreign denominated debt and the implementation of SFAS 133 which discontinued the practice of recording the foreign denominated debt and the related currency exchange agreement as one transaction, CFC must adjust the value of such debt reported on the consolidated and combined balance sheets for changes in foreign currency exchange rates since the date of issuance. At the time of issuance of all foreign denominated debt, CFC enters into a foreign currency exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The adjustments to the value of the debt on the consolidated and combined balance sheets are reported on the consolidated and combined statements of operations as foreign currency adjustments. The adjusted debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the debt, unless the current exchange rate is equal to the exchange rate in the related foreign currency exchange agreement or the counterparty fails to honor its obligations under the agreement. CFC adjusts its leverage ratio by excluding the impact of foreign currency valuation adjustments from liabilities and equity for the purpose of covenant compliance on its revolving credit agreements. The leverage and debt to equity ratios adjusted to exclude the impact of foreign currency reflect management’s perspective on its operations and thus, CFC believes that these are useful financial measures for investors.

FIN 46(R) requires CFC to consolidate the results of operations and financial condition of RTFC and NCSC even though CFC has no financial interest or voting control over either company. In consolidation, the amount of the subsidiary equity that is owned or due to investors other than the parent company is shown as minority interest. Prior to consolidation, the RTFC members’ equity was combined with CFC’s equity and therefore included in total equity. CFC adjusts total equity to include minority interest for the purpose of covenant compliance on its revolving credit agreements. The leverage and debt to equity ratio adjusted to treat minority interest as equity reflect management’s perspective on its operations and thus, CFC believes that these are useful financial measures for investors.

The following chart provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures reflecting the adjustments noted above, as of the five years ended May 31, 2004.

	May 31,

	2004	2003	2002	2001	2000
(Dollar amounts in thousands)
Liabilities	$20,632,673	$20,097,047	$20,042,604	$19,619,743	$16,757,223
Less:
Derivative liabilities(1)(2)	(129,915)	(353,840)	(254,143)	—	—
Foreign currency valuation account(3)	(233,990)	(325,810)	2,355	—	—
Debt used to fund loans guaranteed by RUS	(263,392)	(266,857)	(242,574)	(182,134)	(89,153)
Subordinated deferrable debt	(550,000)	(650,000)	(600,000)	(550,000)	(400,000)
Subordinated certificates	(1,665,158)	(1,708,297)	(1,691,970)	(1,581,860)	(1,340,417)

Adjusted liabilities	$17,790,218	$16,792,243	$17,256,272	$17,305,749	$14,927,653

Total Equity	$695,734	$930,836	$328,731	$393,899	$341,217
Less:
Prior year cumulative derivative forward value and foreign currency adjustments(2)(3)	(523,223)	(9,231)	—	—	—
Current period derivative forward value(2)(4)(5)	233,197	(757,212)	(70,261)	—	—
Current period foreign currency adjustments(3)	65,310	243,220	61,030	—	—
Accumulated other comprehensive loss(2)	12,108	46,763	72,556	—	—

Subtotal members’ equity	483,126	454,376	392,056	393,899	341,217
Plus:
Subordinated certificates	1,665,158	1,708,297	1,691,970	1,581,860	1,340,417
Subordinated deferrable debt	550,000	650,000	600,000	550,000	400,000
Minority interest(6)	21,165	—	—	—	—

Adjusted equity	$2,719,449	$2,812,673	$2,684,026	$2,525,759	$2,081,634

Guarantees	$1,331,299	$1,903,556	$2,056,385	$2,217,559	$1,945,202

(1)	Includes the long-term debt valuation allowance of $(941) and $2,340 at May 31, 2003 and 2002, respectively.
(2)	No adjustment for SFAS 133 is necessary for periods prior to CFC’s implementation of SFAS 133 in fiscal year 2002.

(3)	No adjustment for foreign currency is required prior to CFC’s implementation of SFAS 133 in fiscal year 2002. Prior to that date, CFC was allowed under SFAS 52 to account for the foreign denominated debt and the related cross currency exchange agreement as one transaction in the cost of funds.
(4)	Represents total derivative forward value loss excluding NCSC derivative forward value gain of $4 million for the year ended May 31, 2004 which is included in members’ equity. NCSC equity is included in consolidated equity rather than minority interest since it is currently in a deficit equity position and therefore represents a charge to CFC.
(5)	At May 31, 2002, amount includes $28,383 related to the cumulative effect of change in accounting principle for the implementation of SFAS 133.
(6)	No adjustments required for minority interest prior to the implementation of FIN 46(R) in fiscal year 2004.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding Total equity

Debt to equity ratio =	Liabilities Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities Adjusted equity

The following chart provides the leverage and debt to equity ratios, as well as the adjusted ratios, as of the five years ended May 31, 2004. The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

	May 31,

	2004	2003	2002	2001	2000
(Dollar amounts in thousands)
Leverage ratio	31.57	23.64	67.23	55.44	54.81

Adjusted leverage ratio	7.03	6.65	7.20	7.73	8.11

Debt to equity ratio	29.66	21.59	60.97	49.81	49.11

Adjusted debt to equity ratio	6.54	5.97	6.43	6.85	7.17

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion on pages 67 to 68.

Item 8.	Financial Statements and Supplementary Data.

The consolidated and combined financial statements, auditors’ report and quarterly financial results are included on pages 93 through 137 (see Note 16 to consolidated and combined financial statements for a summary of the quarterly results of CFC’s operations).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures.

As of the end of CFC’s most recent fiscal year, CFC carried out an evaluation, under the supervision and with the participation of CFC’s management, including CFC’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of CFC’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon that evaluation, the

Chief Executive Officer and Chief Financial Officer concluded that CFC’s disclosure controls and procedures are effective. There have been no significant changes in CFC’s internal controls or other factors that could significantly affect internal controls subsequent to the date we performed our evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by CFC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a) Directors

		Director	Date present
Name	Age	Since	term expires

Robert A. Caudle (President of CFC)	59	1999	2005
James P. Duncan (Vice President of CFC)	57	2000	2006
Cletus Carter (Secretary-Treasurer of CFC)	63	2001	2004
Roger Arthur	57	2003	2006
Roger A. Ball	59	2003	2006
Darlene H. Carpenter	58	2001	2004
J. Malloy Chandler	57	2002	2005
David J. Cowan	67	2003	2006
Glenn English	63	1994	2004
Harold Foley	70	2004	2007
Steven J. Haaven	53	2003	2006
Craig A. Harting	46	2002	2005
Martin Hillert, Jr.	50	2004	2007
James A. Hudelson	59	1999	2005
Terryl Jacobs	45	2002	2005
Tom Kirby	49	2002	2005
Gale Rettkowski	58	2001	2006
Ronald P. Salyer	39	2003	2006
Darryl Schriver	39	2004	2007
Charles Wayne Whitaker	54	2003	2006
Bobby W. Williams	67	2001	2004
Eric P. Yould	59	2001	2004

(b) Executive Officers

			Held present
Title	Name	Age	office since

President and Director	Robert A. Caudle	59	2004
Vice President and Director	James P. Duncan	57	2004
Secretary-Treasurer and Director	Cletus Carter	63	2004
Governor and Chief Executive Officer	Sheldon C. Petersen	51	1995
Senior Vice President of Member Services and General Counsel	John J. List	57	1997
Senior Vice President and Chief Financial Officer	Steven L. Lilly	54	1994
Senior Vice President of Operations	John T. Evans	54	1997
Senior Vice President of Corporate Relations	Richard E. Larochelle	51	1998
Senior Vice President of RTFC	Lawrence Zawalick	46	2000
Senior Vice President of Credit Risk Management	John M. Borak	60	2002

The President, Vice-President and Secretary-Treasurer are elected annually by the board of directors at its first organizational meeting immediately following CFC’s annual membership meeting, each to serve a term of one year; the Governor and Chief Executive Officer serves at the pleasure of the board of directors; and the other Executive Officers serve at the pleasure of the Governor and Chief Executive Officer.

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

Mr. Caudle is a Trustee for Lea County Electric Cooperative in Lovington, NM. Mr. Caudle is also a member of the Legislative Committee for New Mexico Rural Electric Cooperative Association, and a member of the RTFC Lender Advisory Council. He has been active in the domestic oil and gas industry as a partner in two independent companies, CB Partners of Midland, TX since 1992 and M & W of Lovington, NM since 1993. Since 1990, Mr. Caudle has owned a consulting business in Lovington, NM that specializes in utility title and regulatory issues.

Mr. Duncan has been CEO and General Manager of Sumter Electric Cooperative, Inc. in Sumterville, FL since 1990. In addition, Mr. Duncan has been a director of Seminole Electric Cooperative since 1990, and currently serves as Chairman of the Rate Committee. He has been a board member of Florida Electric Cooperatives Association since 1990 and served as president. He has been vice president of Sumter County Economic Development Council since January 2000. Mr. Duncan is a member of the RTFC Lender Advisory Council. He has served on the SunTrust Bank, Nature Coast Division Board since 2001 and is active in numerous other community organizations.

Mr. Carter has served as a director of Tri-County Electric Cooperative in Hooker, OK since 1977. In addition, he has also been director of Oklahoma Association of Electric Cooperatives since 1992 and currently serves on the Government Relations Committee. He is a member of the RTFC Lender Advisory Council and is past president of Tri-County and Oklahoma Association of Electric Cooperatives. Mr. Carter has been owner of High Plains Seed Company and co-owner of Triple C Cattle Company in Forgan, OK since 1998.

Mr. Arthur has been a board member of Allamakee-Clayton Electric Cooperative in Postville, IA since 1992 and has served as president since 1993. Mr. Arthur is a director and former president of the Iowa Association of Electric Cooperatives and chairs the Regulatory Affairs Committee. He is a board member and secretary of the Cooperative Development Services of Iowa, Wisconsin and Minnesota and a director of the Fayette County Economic Development Commission. Since 1972, Mr. Arthur has been owner and operator of Arthur’s Country Place Inc, a family farm corporation.

Mr. Ball has been a board member of Powell Valley Electric Cooperative in New Tazewell, TN since 1988 and has served as president since 1995. Mr. Ball is a former board member of the Claiborne County Industrial Development Board, Claiborne County Planning Commission, Lions Club and former president of Claiborne County Chamber of Commerce. He currently serves as president of the Workforce Investment Board for Service Delivery Area 2 of Tennessee. Since 1976, Mr. Ball has been owner/ broker of Ball Realty & Auction, specializing in development and management of commercial property.

Ms. Carpenter has served on the Rappahannock Electric Cooperative Board since 1984 and was Board Chair from 1997 to 2000. At present she is Chair of the Audit Committee and serves on the By-Laws Committee for Rappahannock Electric Cooperative. She is also a member of the RTFC Lender Advisory Council and has served on the safety Committee of the VA, MD, DE Association of Electric Cooperatives since 1997. Ms. Carpenter was Vice President of Wachovia Bank NA in Culpeper, VA from 1999 until her retirement in 2001. She held a part-time Business Development Officer position at 2nd Bank & Trust in Culpeper, VA from 2001 until 2003. She is a Board member and Past President of the Culpeper County Chamber of Commerce and has been active in numerous other community organizations.

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

Mr. Cowan has served as the president of NRECA in Washington, DC since 2003 and has been on the NRECA Board since 1988. Mr. Cowan’s rural electric affiliations include serving as past president and current director and secretary of the board of Adams Electric Co-op in Gettysburg, PA, as board president of AUSCO (subsidiary of Adams Electric) since 1998 and as past chairman and current director of Continental Cooperative Services. He has also served as director of Allegheny Electric Cooperative and Middle Atlantic Cooperative Services since 1998. He is a former chairman, vice-chairman and director of the Pennsylvania Rural Electric Association. Mr. Cowan was a physics professor and dean of Enrollment and Education Services at Gettysburg College from 1999 until his retirement in 2001. He is a former executive assistant to the president of the college, chairman of the physics department, and an American Council of Education Fellow in Academic Administration.

Mr. English has been Chief Executive Officer of NRECA in Washington, DC since March 1994. He served in the United States House of Representatives from 1975 to 1994 where he served on the House Agriculture Committee from 1975 to 1994 and was Chairman of the House Agricultural Subcommittee on Environment, Credit and Rural Development from 1989 to 1994.

Mr. Foley has served as Board President of Brown-Atchison Electric Cooperative Association, Inc. in Horton, KS since 1991 and held the position of Board Vice President in 1990. He was a real estate broker with Jepson & Associates in Valley Falls, KS from 1991 until his retirement in June 2003. He held various positions, from Job Supervisor to Operation Area Manager, at Western Electric/ AT&T from 1952 until 1989.

Mr. Haaven has been President and CEO of Wild Rice Electric Cooperative in Mahnomen, MN since 1987 and is a member of the Rural Electric Political Action Committee Board at Minnesota Rural Electric Association. He is also a member of the Karian/ Peterson Powerline Contracting Board, the Northern Safety & Security Board and president of Carr’s Tree Service board. He previously served as office manager and engineering aide of Wild Rice Electric Cooperative, and CEO, under a shared Management Agreement, of Wild Rice Electric Cooperative/ Red River Valley.

Mr. Harting has been General Manager of Sullivan County REC in Forksville, PA since September 1989. He became a member of the board of United Utility Supply in Louisville, KY in June 1995 and has served on the Management Advisory Committee of the NRECA sponsored Wood Quality Control Program since March 2001. Mr. Harting is also a member of the RTFC Lender Advisory Committee. He has been a member of the board of Partners in Distance Learning in Ashland, PA, since December 1998 and also from 1993 to 1996. He has been a member of the board at the Sullivan County Chamber of Commerce since June 2001. Mr. Harting is a member of the Sullivan County Industrial Development Authority, Northern Tier Regional Planning and Development Commission, and Workforce Investment Board of Towanda, PA. Prior to joining Sullivan County REC, Mr. Harting was the Manager of Engineering Services at Tri-County REC in Mansfield, PA from January 1980 to September 1989.

Mr. Hillert has been CEO and General Manager of Adams Columbia Electric Cooperative in Friendship, WI since 1996. In addition, he has served as Board President of Badger Energy Service in Oconto Falls,

WI, Board Vice President of Network 2010 in Oxford, WI and as a board member of Badger Unified Cooperative Services in Fall Creek, WI since 2001. Mr. Hillert also serves as treasurer of Wisconsin Cooperative Managers Association and is a board member of the Electric Coalition of Wisconsin.

Mr. Hudelson has been General Manager of Wyrulec Company in Lingle, WY since 1976. He serves as vice-president of the Wyoming Rural Electric Association manager’s group. He served as president of Goshen County Economic Development Corporation from 1991 to 1994, and was a member from 1990 until his retirement in 2003. Mr. Hudelson is a member of the RTFC Lender Advisory Council.

Ms. Jacobs has served as Board Secretary of Slope Electric Cooperative, Inc. in New England, ND since June 1999, and has been Director of the cooperative since 1996. She is a member of the Resolutions Committee for Midwest Electric Consumers Association where she previously served as vice-chairman. Ms. Jacobs has been an insurance agent since 1986 and has worked for Commercial Insurance Agency, Inc. since 2000.

Mr. Kirby has been a board member of Central Indiana Power in Greenfield, IN, since 1992 and is a past chairman of that board. He has also been Director of the Indiana Statewide Association of RECs, Inc. since June 1999. Mr. Kirby is currently a nuclear medical technologist at Hamilton Heart, Inc., a cardiology practice in Noblesville, IN. From April 2003 to April 2004, Mr. Kirby was director of Diagnostic Imaging at Women’s Hospital of Indianapolis, IN. Mr. Kirby was Chief Technologist at Digirad Imaging Solutions, Inc. from June 2001 to April 2003. He was employed as a nuclear medicine technologist at Saint John’s Health Corporation from 1980 to 2001. He was also Administrative Director of the cardiology, neurology, and pulmonary medicine departments of Saint John’s Health Corporation from 1984 to 1989.

Mr. Rettkowski has served as a director of Inland Power and Light Company in Spokane, WA since March 2000 and was president of the board through March 2003. He has served as Secretary-Treasurer for Northwest Irrigation Utilities since August 1992. He was also a trustee with Lincoln Electric from 1975 to 1995. Mr. Rettkowski has been the president of Citizens for Irrigation for the state of Washington since September 1991. He is a former director for Big Bend Golf and Country Club and a former trustee of Graingrowers Warehouse Co-op in Wilbur, WA. Mr. Rettkowski has also been President of Rettkowski Brothers, a farming corporation in Wilbur, WA, since 1998.

Mr. Salyer has served as the President/ CEO of Pioneer Rural Electric Cooperative in Piqua, OH since 2001 and served as Executive Vice President from 1999 to 2000. In addition, he is a member of the Ohio Rural Electric Cooperatives (OREC) Facilities Attachment Committee, a trustee of Buckeye Power, Inc. and a member of the Power Delivery Agreement Operating Committee and Transmission/ Issues Task Force. Mr. Salyer is a former executive vice president and manager of operations of Pioneer Electric Cooperative. He is a former manager of operations of Dayton Power and Light Company in Miamisburg, OH, and was a key accounts manager of Dayton Power and Light Company in Dayton, OH. In addition, he is also a director of Rural Electric Supply Cooperative of Ohio.

Mr. Schriver has been General Manager and CEO of Taylor Electric Cooperative, Inc. in Merkel, TX since 2002. Prior to 2002, he held staff positions at the Texas House of Representatives, Texas Legislative Council and Texas Senate. In addition, he has been director of Governmental Relations of Texas Electric Cooperative since 1998 and also is a member of Mid-Tex Generation and Transmission Cooperative. He serves as a director on the Golden Spread Electric Cooperative Board, the Golden Spread Electric Generating Cooperative Board, the Oklaunion Electric Generating Cooperative Board, and is a member of the Golden Spread Legislative Committee. Mr. Schriver formerly served as director of Government Affairs of Brazos Electric Power Cooperative.

Mr. Whitaker has served as the President and General Manager of Southwest Arkansas Electric Cooperative in Texarkana, AR since 1986. Additional electric affiliations for Mr. Whitaker include director and former chairman of Arkansas Electric Cooperative Corporation and Arkansas Electric Cooperatives, Inc. He is also a former director of the National Information Solutions Cooperative and served as chairman of the Arkansas Rural Electric Self-Insurance Trust from 1994 to 2002. In addition,

Mr. Whitaker served on the NRECA dues committee. He previously served at South Plains Electric Cooperative in Lubbock, TX.

Mr. Williams is a board member of Walton Electric Membership Corporation in Monroe, GA, where he previously served as chairman of the board. Mr. Williams also served as director, vice-chairman and chairman of the board of Georgia Electric Membership Corporation and is a former member of Southeastern Electrification Council. He was a director of Button Gwinett National Bank from 1984 to 1998. Mr. Williams retired in June 1997. His former occupations include supervisor at Time DC Freight Lines from 1958 to 1968, and owner and chairman of the board of a residential and commercial construction and development company from 1968 to 1997.

Mr. Yould has served as the Executive Director and CEO of the Alaska Rural Electric Cooperative Association in Anchorage, AK since 1997. In addition, he has been the general manager of Alaska 220 Communications, L.L.C. in Anchorage, AK since 1999 and executive vice president of the ARECA Insurance Exchange since 1997. He has been a member of the Anchorage Chamber of Commerce since 1992, Alaska State Chamber of Commerce since 1992, and the Anchorage Convention and Visitors Bureau since 1993. Mr. Yould serves on the board of the Resources Development Council of Alaska, and Alaska Friends of Kennicott. Prior to his working for ARECA, Mr. Yould held various positions including Captain in the U.S. Air Force from 1970 to 1974, vice president with Calista Corporation from 1984 to 1985, vice president with Harza Engineering from 1985 to 1989, Rocky Mountain regional manager with Ebasco Engineering from 1989 to 1995, president and CEO of EMCON Alaska, Inc. from 1996 to 1997, and executive director of the Alaska Power Authority from 1978 to 1983.

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

Mr. Lilly joined CFC as a Senior Financial Consultant in October 1983. He became director of Special Finance in June 1985 and director of Corporate Finance in June 1986. He became Treasurer and Principal Finance Officer on June 1, 1993, and became Senior Vice President and Chief Financial Officer on January 1, 1994.

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

Mr. Borak joined CFC in June 2002 as Senior Vice President, Credit Risk Management. Previously, he was with Fleet National Bank, Boston, MA from 1992-2001 where he was a Senior Credit Officer with risk management and loan approval responsibility for several industry banking portfolios including investor owned utilities. Prior assignments at Fleet in Hartford, CT included Manager of Credit Review and Manager of Loan Workout in the Connecticut bank.

(f) Involvement in Certain Legal Proceedings.

None to the knowledge of CFC.

(g) Promoters and Control Persons.

Inapplicable.

(h) Code of Ethics

CFC has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, our principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at www.nrucfc.coop/aboutcfc/howweoperate.

(i) Audit Committee Financial Expert

At May 31, 2004, CFC did not have a director that qualified as an audit committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 (“SOX”). In February 2004, CFC’s membership approved changes to the bylaws that would allow the addition of a 23rd director to the board. Candidates for the new director position must qualify as an audit committee financial expert as defined by Section 407 of SOX, come from within CFC’s membership and be elected through the district meeting process. CFC’s board does not believe it is critical to seek candidates to fill the new position at this time because of CFC’s unique governance structure. Twenty of the current twenty-two directors are elected by the membership and have considerable experience with electric cooperatives because they must be a director, trustee or manager of a member system. In that capacity, they are extremely familiar with the operational and financial issues that electric cooperatives face. The other two directors also have significant industry expertise because they are elected by the national trade association for the members.

Item 11.	Executive Compensation.

The summary compensation table below sets forth the aggregate remuneration for services in all capacities to CFC, on an accrual basis, for the three years ended May 31, 2004, 2003 and 2002, to the named executive officers. The named executive officers include the CEO and the four next most highly compensated executive officers serving at May 31, 2004, with salary and bonus for fiscal year 2004 in excess of $100,000.

Summary Compensation Table

	Annual Compensation
				All Other
	Year	Salary	Bonus	Compensation(1)

Sheldon C. Petersen	2004	$508,750	$113,688	$27,674
Governor and Chief Executive Officer	2003	477,500	105,470	19,038
	2002	440,000	82,617	28,186
Steven L. Lilly	2004	312,000	66,300	20,065
Senior Vice President and	2003	300,000	63,282	13,042
Chief Financial Officer	2002	265,000	46,582	16,283
John J. List	2004	270,400	57,460	12,690
Senior Vice President of Member Services	2003	260,000	54,844	19,771
and General Counsel	2002	229,000	40,254	7,447
John T. Evans	2004	270,400	57,460	14,370
Senior Vice President of Operations	2003	260,000	54,844	17,790
	2002	236,000	41,484	9,761
Lawrence Zawalick	2004	225,680	47,957	14,883
Senior Vice President of RTFC	2003	217,000	45,774	16,308
	2002	197,000	34,629	14,511

(1) Amounts for fiscal years 2004, 2003, and 2002 include $20,999, $13,038 and $24,403 related to leave accruals and $6,675, $6,000, and $3,783 related to CFC contributions to a savings plan for Mr. Petersen; $13,915, $7,500, and $12,740 related to leave accruals and $6,150, $5,542, and $3,543 related to CFC contributions to a savings plan for Mr. Lilly; $6,560, $14,429, and $3,964 related to leave accruals and $6,130, $5,342, and $3,483 related to CFC contributions to a savings plan for Mr. List; $8,240, $11,723, and $7,488 related to leave accruals and $6,130, $6,067, and $2,273 related to CFC contributions to a savings plan for Mr. Evans; $8,774, $11,147, and $10,986 related to leave accruals and $6,109, $5,161, and $3,525 related to CFC contributions to a savings plan for Mr. Zawalick.

Short-Term Incentive Plan
CFC established a short-term incentive compensation plan for all employees in fiscal year 1999. The plan provides for incentive payments of between 15% and 25% of salary based on the achievement of performance targets established at the beginning of the fiscal year. CFC’s executives are eligible to receive incentive payments of up to 25% of salary under this plan. The short-term incentive plan for executive officers is based primarily on corporate metrics for customer satisfaction, financial ratios, operating efficiency and learning and growth. A goal is set by the board of directors in each of the four quadrants at the beginning of the fiscal year. Payouts under the plan are based on the achievement of target and stretch levels of performance within each quadrant. Amounts paid to listed executives under the short-term incentive program are included in the bonus column of the compensation table.

CFC’s board of directors approve the setting of performance targets for the incentive plan annually during the strategic planning and budgeting process. The board of directors will also review the performance achievements for the year and must approve the payout under the incentive plan prior to disbursement.

Long-Term Incentive Plan
CFC’s board of directors approved a long-term incentive plan for fiscal year 2004 that is summarized in the chart below. Under the plan, the number of units awarded to each employee is based on annual salary at the start of the plan, the incentive opportunity, and the par value of $100 per unit. Executive officers received units based on the following formula: annual salary on June 1, 2003 multiplied by 25% incentive opportunity divided by 100. The payout will be calculated based on a range of $0 to $150 per unit according to the average level of CFC’s long-term secured debt ratings from three rating agencies at May 31, 2006. The board of directors has approved a new long-term incentive plan, with terms similar to the one in effect at May 31, 2004, that will begin on June 1, 2004 with a payout scheduled for May 31, 2007. The long-term incentive plan for fiscal year 2003, with terms similar to the one approved for fiscal year 2004, began on June 1, 2002 and has a payout scheduled for May 31, 2005.

		Period Until	Estimated Future Payouts
	Number of	Maturation or
Name	Units	Payout	Threshold	Target(1)	Maximum

Sheldon C. Petersen	1,250	May 31, 2006	$—	$75,000	$187,500
Steven L. Lilly	780	May 31, 2006	—	46,800	117,000
John J. List	676	May 31, 2006	—	40,560	101,400
John T. Evans	676	May 31, 2006	—	40,560	101,400
Lawrence Zawalick	564	May 31, 2006	—	33,852	84,630

(1)	Represents CFC’s current estimate of the payout at May 31, 2006.

At the time of this filing, CFC’s average long-term secured credit rating was A+/stable, which would generate a payout of $40 per unit under the long-term incentive plan.

Defined Benefit or Actuarial Plan Disclosure
NRECA maintains the Retirement and Security Program entitling CFC employees to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. As of May 31, 2004, the number of years of service credited and the compensation covered under the program, respectively, for the officers listed above was as follows: Sheldon C. Petersen-20 years 9 months, $429,000; John J. List-32 years 3 months, $237,520; Steven L. Lilly-20 years 7 months, $271,180; Lawrence Zawalick-24 years, $201,636; and John T. Evans-6 years 6 months, $241,040.

The following chart represents the potential benefits paid out under the Retirement and Security Program and the Pension Restoration Plan discussed below.

	Pension Plan Table
	Years of Service

	5	10	15	20	25	30	35

Average base salary
200,000	19,000	38,000	57,000	76,000	95,000	114,000	133,000
225,000	21,375	42,750	64,125	85,500	106,875	128,250	149,625
250,000	23,750	47,500	71,250	95,000	118,750	142,500	166,250
275,000	26,125	52,250	78,375	104,500	130,625	156,750	182,875
300,000	28,500	57,000	85,500	114,000	142,500	171,000	199,500
325,000	30,875	61,750	92,625	123,500	154,375	185,250	216,125
350,000	33,250	66,500	99,750	133,000	166,250	199,500	232,750
375,000	35,625	71,250	106,875	142,500	178,125	213,750	249,375
400,000	38,000	76,000	114,000	152,000	190,000	228,000	266,000
425,000	40,375	80,750	121,125	161,500	201,875	242,250	282,625
450,000	42,750	85,500	128,250	171,000	213,750	256,500	299,250

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

CFC will pay such additional benefits to the covered employee through two components of the Pension Restoration Plan, a Severance Pay Plan and a Deferred Compensation Plan. Under the Severance Pay Plan, the employee is paid an amount equal to the lost pension benefits but not to exceed twice the employee’s annual compensation for the prior year. The benefit must be paid within 24 months of termination of employment. To the extent that the Severance Pay Plan cannot pay all of the lost pension benefits, the remainder will be paid under a Deferred Compensation Plan, which will be paid out in a lump sum or in installments of up to 60 months.

As of December 31, 2003, NRECA retirement and security program meets the ERISA standards for a funded plan and CFC was current with regard to its obligations to NRECA, the plan provider.

Compensation of Directors

During fiscal year 2004, directors were reimbursed for travel and lodging expenses and received a daily fee of $530 related to their attendance at all board of directors functions and a fee of $150 for conference call meetings. Effective June 1, 2004, this policy was partially amended. Directors will receive a fixed sum of $32,000 per year plus reimbursement of travel expenses, which is prorated for any portion of the year served. The annual fixed sum will be paid in installments following the conclusion of each board meeting attended.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Pursuant to an employment agreement effective as of March 1, 2004, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through February 28, 2009 (with automatic one-year extensions unless either party objects) at no less than $535,000 per annum plus such incentive payments (if any) as may be awarded him. Certain payments have been agreed to in the event of Mr. Petersen’s termination other than for cause; for example, Mr. Petersen leaving for good reason, disability or termination of his employment due to death.

Pursuant to a separate employment agreement effective as of July 22, 2004, RTFC has agreed to employ Mr. Petersen for a period coterminous to the CFC agreement that is automatically extended at each March 1, after 2009, for an additional year unless RTFC or Mr. Petersen does not wish to extend or further extend the term of employment. As compensation, RTFC must credit $30,000 to a deferred compensation account on January 1 of each year of the term. Interest will be credited to the account on December 31 of each such year at a rate equal to CFC’s 20-year medium-term note rate on that date. The board of directors has approved that Mr. Petersen, at his option, may request that the deferred component of his compensation package be directed into alternative investment vehicles that could offer the opportunity to earn a return that is greater than the CFC 20-year MTN rate. Mr. Petersen has not yet chosen to exercise that option. If Mr. Petersen’s employment is terminated by RTFC other than for cause, or by Mr. Petersen for any reason, or by his death or disability, the account will be deemed continued for the remainder of the term of employment (but in no event less than six months nor more than a year), interest will be credited on a proportional basis for the calendar year during which the continuation ends and the balance in the account will be paid to Mr. Petersen or his beneficiaries in a lump sum. The compensation described in this contract has not been included in the Summary Compensation Table for executive officers on page 85.

Compensation Committee Interlocks and Insider Participation

During the year ended May 31, 2004, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Inapplicable.

Item 13.	Certain Relationships and Related Transactions.

Loans and guarantees were made to member systems of which officers or directors of CFC are members, employees or directors in the ordinary course of CFC’s business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other members and did not involve more than normal risk of uncollectibility or present other unfavorable features. It is anticipated that, consistent with its loan and guarantee policies in effect from time to time, additional loans and guarantees will be made by CFC to member systems and trade and service organizations of which officers or directors of CFC are members, employees, officers or directors. In light of its cooperative nature, pursuant to which CFC was established for the very purpose of extending financing to its members (from whose ranks its directors must be drawn), CFC is of the view that no purpose would be served by including detailed information with respect to specific loans and guarantees to members with which any of its directors are affiliated.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the aggregate professional fees for the audit of the financial statements for the years ended May 31, 2004 and 2003 and fees billed for other services during that period by Ernst & Young, LLP.

	2004	2003
(Dollar amounts in thousands)
Audit fees(1)	$720,125	$507,600
Audit-related fees(2)	142,815	—
Tax fees(3)	15,000	15,000
Non-audit, non-tax fees(4)	—	15,000

Total	$877,940	$537,600

(1)	Audit fees consisted of audit work performed in the preparation of financial statements as well as comfort letters, consent letters and consultation related to documents filed with the Securities Exchange Commission.
(2)	Audit-related fees in 2004 consisted of consultation on financial reporting and the implementation of new accounting standards, as well as audit-related presentations at rating agency meetings.
(3)	Tax fees consisted of assistance with matters related to tax compliance and consulting.
(4)	Non-audit, non-tax fees in 2003 consisted of training for CFC’s audit committee regarding roles and responsibilities.

CFC’s Audit Committee (the “Committee”) is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent public accountants report directly to the Committee and the Committee is responsible for the resolution of disagreements between management and the independent public accountants. Consistent with Securities and Exchange Commission requirements, the Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent public accountants. Under the policy, the Committee’s pre-approval for permissible non-audit services is not required if all such services 1) do not aggregate to more than five percent of total revenue paid to the independent public accountants in the fiscal year when services are provided, 2) were not recognized as non-audit services at the time of the engagement and 3) are promptly brought to the attention of the Committee and approved by the Committee prior to the completion of the audit. CFC’s independent public accountants for the current fiscal year have been appointed by the Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as a part of this report.

2. Financial statement schedules
All schedules are omitted because they are not required, are inapplicable or the information is included in the financial statements or notes thereto.
3. Exhibits
3.1 — Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-46018, filed October 12, 1972.
3.2 — Amendments to Bylaws as approved by CFC’s board of directors and members on February 17, 2004, and a copy of the Bylaws as amended.
4.1 — Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.3 to Registration Statement No. 2-46018 filed October 12, 1972.

 4.2  — Indenture dated as of February 15, 1994, between the Registrant and U.S. Bank National Association, successor trustee. Incorporated by reference to Exhibit 4.3 from the report on Form 8-K filed by CFC on June 14, 1994.

4.3 — Revolving Credit Agreement dated as of March 30, 2004 for $1,650,000,000 maturing on March 30, 2007. Incorporated by reference to Exhibit 4.3 to CFC’s Form 10-Q filed on April 14, 2004.
4.4 — Revolving Credit Agreement dated as of March 30, 2004 for $1,650,000,000 maturing on March 29, 2005. Incorporated by reference to Exhibit 4.4 to CFC’s Form 10-Q filed on April 14, 2004.
4.5 — Revolving Credit Agreement dated as of March 30, 2004 for $1,100,000,000 maturing on March 29, 2005. Incorporated by reference to Exhibit 4.5 to CFC’s Form 10-Q filed on April 14, 2004.
4.9 — Indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed on October 15, 1996 (Registration No. 33-64231).

 4.10 — Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-3 filed on December 15, 1987 (Registration No. 33-34927).

 4.11 — First Supplemental Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-3 filed on October 1, 1990 (Registration No. 33-58445).

— Registrant agrees to furnish to the Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.
Management Contracts and Compensatory Plans and Arrangements.
10.1 — Plan Document for CFC deferred compensation program. Incorporated by reference to Exhibit 10 to Registration Statement No. 2-70355, filed December 23, 1980.

10.2 — Employment Contract between CFC and Sheldon C. Petersen, dated as of March 1, 2004.
10.3 — Supplemental Benefit Agreement between RTFC and Sheldon C. Petersen, dated as of July 22, 2004.
12 — Computations of ratio of margin to fixed charges.
14.1 — Ethics Policy for CEO and Senior Financial Officers
23.1 — Consent of Ernst &Young LLP.
31.1 — Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 — Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 — Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 — Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

Item 4 on May 27, 2004 — Changes in Registrant’s Certifying Accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 20th day of August 2004.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

BY: /s/ SHELDON C. PETERSEN

Sheldon C. Petersen
Governor and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN Sheldon C. Petersen	Governor and Chief Executive Officer

/s/ STEVEN L. LILLY Steven L. Lilly	Senior Vice President and Chief Financial Officer

/s/ STEVEN L. SLEPIAN Steven L. Slepian	Vice President and Controller (Principal Accounting Officer)

Robert A. Caudle	President and Director

/s/ JAMES P. DUNCAN James P. Duncan	Vice President and Director

/s/ CLETUS CARTER Cletus Carter	Secretary-Treasurer and Director	August 20, 2004

/s/ ROGER ARTHUR Roger Arthur	Director

/s/ ROGER A. BALL Roger A. Ball	Director

/s/ DARLENE H. CARPENTER Darlene H. Carpenter	Director

/s/ J. MALLOY CHANDLER J. Malloy Chandler	Director

/s/ DAVID J. COWAN David J. Cowan	Director

Signature	Title	Date

/s/ GLENN ENGLISH Glenn English	Director

/s/ HAROLD FOLEY Harold Foley	Director

Steven J. Haaven	Director

/s/ CRAIG A. HARTING Craig A. Harting	Director

/s/ MARTIN HILLERT, JR. Martin Hillert, Jr.	Director

James A. Hudelson	Director

/s/ TERRYL JACOBS Terryl Jacobs	Director	Augus 20, 2004

/s/ TOM KIRBY Tom Kirby	Director

/s/ GALE RETTKOWSKI Gale Rettkowski	Director

/s/ RONALD P. SALYER Ronald P. Salyer	Director

/s/ DARRYL SCHRIVER Darryl Schriver	Director

Charles Wayne Whitaker	Director

/s/ BOBBY W. WILLIAMS Bobby W. Williams	Director

/s/ ERIC P. YOULD Eric P. Yould	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors

National Rural Utilities Cooperative Finance Corporation

We have audited the accompanying consolidated balance sheet of National Rural Utilities Cooperative Finance Corporation (“the Consolidated Company”) as of May 31, 2004 and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended and the combined balance sheet of National Rural Utilities Cooperative Finance Corporation and Rural Telephone Finance Cooperative (“the Combined Companies”) as of May 31, 2003, and the related combined statements of operations, changes in equity and cash flows for the years ended May 31, 2003 and 2002. These financial statements are the responsibility of the Consolidated and Combined Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Rural Utilities Cooperative Finance Corporation at May 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended and the combined financial position of National Rural Utilities Cooperative Finance Corporation and Rural Telephone Finance Cooperative at May 31, 2003, and the combined results of their operations and their cash flows for the years ended May 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, National Rural Utilities Cooperative Finance Corporation consolidates Rural Telephone Finance Cooperative and National Cooperative Services Corporation as a result of adopting FASB Interpretation No. 46(R) (revised December 2003), Consolidation of Variable Interest Entities, effective June 1, 2003. Also as discussed in Note 1, the Companies adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133, and accordingly changed their method of accounting for derivatives and hedging activities effective June 1, 2001.

Ernst & Young LLP

McLean, Virginia

July 28, 2004
except for paragraph three of Note 14(e), as to which
the date is August 3, 2004

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS

May 31, 2004 and 2003
(Dollar amounts in thousands)

ASSETS

	2004	2003

Cash and cash equivalents	$140,307	$138,872

Loans to members	20,488,523	19,484,341

Less: Allowance for loan losses	(573,939)	(511,463)

Loans to members, net	19,914,584	18,972,878

Receivables	256,540	213,419

Fixed assets, net	42,688	44,754

Debt service reserve funds	84,236	85,793

Bond issuance costs, net	61,324	64,333

Foreclosed assets	247,660	335,576

Derivative assets	577,493	1,160,244

Other assets	24,740	12,014

	$21,349,572	$21,027,883

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS — (Continued)

May 31, 2004 and 2003
(Dollar amounts in thousands)

LIABILITIES AND EQUITY

	2004	2003

Notes payable, due within one year	$1,340,039	$1,096,353

Accrued interest payable	182,299	184,204

Long-term debt	16,659,182	16,000,744

Deferred income	63,865	28,356

Guarantee liability	19,184	53,998

Other liabilities	23,031	20,314

Derivative liabilities	129,915	354,781

Subordinated deferrable debt	550,000	650,000

Members’ subordinated certificates:

Membership subordinated certificates	649,909	643,772

Loan and guarantee subordinated certificates	1,015,249	1,064,525

Total members’ subordinated certificates	1,665,158	1,708,297

Minority interest — RTFC and NCSC members’ equity	21,165	—

Equity:

Retained equity	707,842	977,599

Accumulated other comprehensive loss	(12,108)	(46,763)

Total equity	695,734	930,836

	$21,349,572	$21,027,883

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands)

	2004	2003	2002

Operating income	$1,005,520	$1,070,875	$1,186,533
Cost of funds	(914,228)	(930,847)	(885,838)

Gross margin	91,292	140,028	300,695
Operating expenses:
General and administrative	(40,392)	(38,169)	(37,512)
Provision for loan losses	(54,921)	(43,071)	(185,749)
Recovery (provision) for guarantee losses	851	(25,195)	(13,600)

Total operating expenses	(94,462)	(106,435)	(236,861)

Results of operations of foreclosed assets	3,818	1,249	—
Impairment loss on foreclosed assets	(10,877)	(19,689)	—

Total loss on foreclosed assets	(7,059)	(18,440)	—
Derivative and foreign currency adjustments:
Derivative cash settlements	110,087	122,825	34,191
Derivative forward value	(229,132)	757,212	41,878
Foreign currency adjustments	(65,310)	(243,220)	(61,030)

Total (loss) gain on derivative and foreign currency adjustments	(184,355)	636,817	15,039

Operating (loss) margin	(194,584)	651,970	78,873
Income tax expense	(3,817)	—	—

(Loss) margin prior to minority interest and cumulative effect of change in accounting principle	(198,401)	651,970	78,873
Minority interest — RTFC and NCSC net margin	(1,989)	—	—

(Loss) margin prior to cumulative effect of change in accounting principle	(200,390)	651,970	78,873
Cumulative effect of change in accounting principle	22,369	—	28,383

Net (loss) margin	$(178,021)	$651,970	$107,256

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended May 31, 2004, 2003 and 2002

(Dollar amounts in thousands)

								Patronage Capital
		Accumulated						Allocated
		Other
		Comprehensive	Subtotal				Members’	General
		Income	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	(Loss)	Equity	Fees	Margin	Fund	Reserve	Fund	Other

Balance as of May 31, 2001	$393,899	$—	$393,899	$1,510	$12,964	$744	$16,329	$498	$361,854
Cumulative effect of change in accounting principle	(52,697)	(81,080)	28,383	—	28,383	—	—	—	—
Patronage capital retirement	(98,323)	—	(98,323)	—	—	—	—	—	(98,323)
Operating margin	78,873	—	78,873	—	(11,038)	506	—	—	89,405
Accumulated other comprehensive income	8,524	8,524	—	—	—	—	—	—	—
Other	(1,545)	—	(1,545)	—	47	(243)	—	—	(1,349)

Balance as of May 31, 2002	$328,731	$(72,556)	$401,287	$1,510	$30,356	$1,007	$16,329	$498	$351,587
Patronage capital retirement	(74,622)	—	(74,622)	—	—	—	—	—	(74,622)
Operating margin	651,970	—	651,970	—	513,992	997	52,318	—	84,663
Accumulated other comprehensive income	25,793	25,793	—	—	—	—	—	—	—
Other	(1,036)	—	(1,036)	(4)	(21,125)	(69)	21,125	—	(963)

Balance as of May 31, 2003	$930,836	$(46,763)	$977,599	$1,506	$523,223	$1,935	$89,772	$498	$360,665
Patronage capital retirement	(70,576)	—	(70,576)	—	—	—	—	—	(70,576)
Operating margin	(194,584)	—	(194,584)	—	(294,807)	839	33,919	(1)	65,466
Accumulated other comprehensive income	34,655	34,655	—	—	—	—	—	—	—
Income tax expense	(3,817)	—	(3,817)	—	(3,817)	—	—	—	—
Minority interest — RTFC and NCSC net margin	(1,989)	—	(1,989)	—	(1,989)	—	—	—	—
Cumulative effect of change in accounting principle	22,369	—	22,369	—	—	—	7,605	—	14,764
Reclass to RTFC members’ equity	(19,908)	—	(19,908)	(512)	—	(790)	—	—	(18,606)
Other	(1,252)	—	(1,252)	(1)	—	(662)	—	—	(589)

Balance as of May 31, 2004	$695,734	$(12,108)	$707,842	$993	$222,610	$1,322	$131,296	$497	$351,124

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) margin	$(178,021)	$651,970	$107,256
Add/(deduct):
Amortization of deferred income	(23,783)	(7,821)	(1,403)
Amortization of bond issuance costs and deferred charges	15,760	13,759	22,753
Depreciation	3,097	4,307	3,960
Provision for loan losses	54,921	43,071	185,749
(Recovery) provision for guarantee losses	(851)	25,195	13,600
Results of operations of foreclosed assets	(3,818)	(1,249)	—
Impairment loss on foreclosed assets	10,877	19,689	—
Derivative forward value	229,132	(757,212)	(41,878)
Foreign currency adjustments	65,310	243,220	61,030
Cumulative effect of change in accounting principle	(22,369)	—	(28,383)
Changes in operating assets and liabilities:
Receivables	30,173	3,526	12,676
Accrued interest payable	(3,429)	7,026	52,455
Other	(29,747)	5,218	(9,927)

Net cash provided by operating activities	147,252	250,699	377,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(4,124,846)	(4,548,137)	(5,513,679)
Principal collected on loans	3,496,813	4,731,561	5,125,915
Net investment in fixed assets	(1,031)	(2,972)	(2,712)
Net cash provided by foreclosed assets	49,857	15,377	—
Net proceeds from sale of foreclosed assets	31,000	—	—
Cash assumed through consolidation	4,564	—	—

Net cash (used in) provided by investing activities	(543,643)	195,829	(390,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances (repayments) of notes payable	1,355,563	(1,250,848)	(2,956,989)
Debt service investments, net	—	—	21,986
Proceeds from issuance of long-term debt, net	2,177,111	3,632,650	7,407,547
Payments for retirement of long-term debt	(2,955,377)	(2,895,104)	(4,533,840)
Proceeds from issuance of subordinated deferrable debt	96,850	121,062	169,487
Payments to retire subordinated deferrable debt	(200,000)	(75,000)	(125,000)
Proceeds from issuance of members’ subordinated certificates	88,539	96,567	167,497
Payments for retirement of members’ subordinated certificates	(93,384)	(80,745)	(60,481)
Payments for retirement of patronage capital	(51,890)	(74,622)	(99,792)
Payments for retirement of minority interest patronage capital	(19,586)	—	—

Net cash provided by (used in) financing activities	397,826	(526,040)	(9,585)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,435	(79,512)	(22,173)
BEGINNING CASH AND CASH EQUIVALENTS	138,872	218,384	240,557

ENDING CASH AND CASH EQUIVALENTS	$140,307	$138,872	$218,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$915,383	$921,317	$815,960

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands)

Supplemental Disclosure of Non-cash Activities:

The following were assumed in the consolidation of NCSC and RTFC effective June 1, 2003:

2004

Total assets assumed, net of eliminations	$(348,200)
Total liabilities assumed, net of eliminations	331,100
Total minority interest assumed, net of eliminations	19,908
Cumulative effect of change in accounting principle	22,369
Net reclassification of combined equity to minority interest	(20,613)

Cash assumed	$4,564

The following non-cash activity represents the fair value of assets transferred to CFC as part of a bankruptcy settlement.

	2004	2003

Foreclosed assets in collection of loans	$—	$369,393

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(1)     General Information and Accounting Policies

(a) General Information

National Rural Utilities Cooperative Finance Corporation (“CFC”) was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members (“utility members”) to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. CFC is exempt from payment of federal income taxes under the provisions of Internal Revenue Code Section 501(c)(4).

Rural Telephone Finance Cooperative (“RTFC”) was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/ or arranging financing for its rural telecommunications members and their affiliates. Effective June 1, 2003, RTFC’s results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. RTFC operates under a management agreement with CFC. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code. RTFC pays income tax based on its net margins, excluding net margins allocated to its members. Prior to June 1, 2003, RTFC’s results of operations and financial condition were combined with CFC’s.

National Cooperative Services Corporation (“NCSC”) was incorporated in 1981 in the District of Columbia as a private cooperative association. NCSC provides lease financing related to its members and general financing to for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to members of CFC. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program. Both programs are currently funded by third parties. Effective June 1, 2003, NCSC’s results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. NCSC’s membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. NCSC operates under a management agreement with CFC. It is headquartered with CFC in Herndon, Virginia. NCSC is a taxable corporation. NCSC pays income tax annually based on its net margins for the period.

CFC’s consolidated membership was 1,544 as of May 31, 2004 including 897 utility members, the majority of which are consumer-owned electric cooperatives, 507 telecommunication members, 70 service members and 70 associates in 49 states, the District of Columbia and three U.S. territories. The utility members included 826 distribution systems and 71 generation and transmission (“power supply”) systems. Memberships among CFC, RTFC and NCSC have been eliminated in consolidation.

(b) Principles of Consolidation and Combination

The accompanying financial statements, effective June 1, 2003, include the consolidated accounts of CFC, RTFC and NCSC and certain entities controlled by CFC created to hold foreclosed assets, after elimination of all material intercompany accounts and transactions. Prior to June 1, 2003, RTFC and NCSC were not consolidated with CFC since CFC has no direct financial ownership interest in either company; however RTFC’s results of operations and financial condition were combined with those of CFC. As a result of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003, CFC consolidates the financial results of RTFC and NCSC. CFC is the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

FIN 46(R) requires the consolidation of a variable interest entity by the party that is the primary beneficiary of the variable interest entity. An enterprise is considered a primary beneficiary if it absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to FIN 46(R), entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.

CFC implemented FIN 46(R) effective June 1, 2003, which resulted in the consolidation of two variable interest entities, RTFC and NCSC. CFC is the primary beneficiary of the variable interest in RTFC and NCSC as a result of its exposure to absorbing a majority of the expected losses. Neither company was consolidated with CFC prior to June 1, 2003 and the implementation of FIN 46(R) since CFC has no direct financial ownership interest in either company. RTFC’s financial statements were combined with CFC’s prior to June 1, 2003.

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

CFC is the sole lender to and manages the affairs of NCSC through a long-term management agreement. NCSC funds its programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee. Under a guarantee agreement effective June 1, 2003, CFC has agreed to reimburse NCSC for losses on loans, excluding the consumer loan program. CFC does not control the election of directors to the NCSC board. NCSC is a class C member of CFC.

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC and RTFC debt obligations to a third party. At May 31, 2004, CFC had guaranteed $355 million of NCSC debt with third parties. These guarantees are not included in Note 12 at May 31, 2004 as the debt that CFC had guaranteed is reported as debt of CFC and its consolidated companies. At May 31, 2004, CFC had no guarantees of RTFC debt to third party creditors. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At May 31, 2004, RTFC had total assets of $5,148 million including loans outstanding to members of $4,643 million and NCSC had total assets of $541 million including loans outstanding of $490 million. As of May 31, 2004 and 2003, CFC had committed to lend RTFC up to $10 billion, of which $5 billion was outstanding. As of May 31, 2004 and 2003, CFC had committed to provide credit to NCSC of up to $2 billion. At May 31, 2004, CFC had provided a total of $535 million of credit to NCSC, $180 million of outstanding loans and $355 million of credit enhancements.

CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates their financial results.

On June 1, 2003, as a result of the consolidation of RTFC and NCSC, total assets increased by $353 million, total liabilities increased by $331 million, minority interest — RTFC and NCSC members’ equity increased by $20 million and CFC total equity increased by $2 million. As a result of the consolidation, NCSC loans were consolidated with CFC’s loans. Additionally, NCSC debt guaranteed by CFC became debt of the consolidated entity, resulting in a reduction to CFC’s guarantee liability. CFC

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

recorded a cumulative effect of change in accounting principle gain of $22 million on the consolidated statement of operations, representing a $3 million increase to the loan loss allowance, a $34 million decrease to the guarantee liability and a $9 million loss representing the amount by which cumulative losses of NCSC exceeded NCSC equity.

Unless stated otherwise, references to CFC relate to the consolidation of RTFC, NCSC and certain entities controlled by CFC and created to hold foreclosed assets.

(c) Cash and Cash Equivalents

CFC includes cash, certificates of deposit and other investments with remaining maturities of less than 90 days as cash and cash equivalents.

(d) Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level management considers to be adequate in relation to the credit quality, tenor, forecasted default, estimated recovery rates and amount of its loan portfolio. CFC calculates three components to its loan loss allowance. The first is calculated to cover loan impairments based on the requirements of Statement of Financial Accounting Standard (“SFAS”) 114, Accounting by Creditors for Impairment of a Loan — an Amendment of SFAS 5 and SFAS 15, and SFAS 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures — an Amendment of SFAS 114. The second component is calculated to cover loans classified as high risk by CFC’s corporate credit committee. The corporate credit committee estimates the amount of reserves required for each borrower classified as high risk based on the individual facts and circumstances at the reporting date. The third component is calculated based on the general portfolio, which contains all other loan exposure. In February 2003, CFC incorporated a refinement of its risk rating system into the process of estimating the amount of the loan loss allowance for the general portfolio. The use of the improved internal risk rating system also allowed CFC to make use of the Standard and Poor’s Corporation corporate bond default tables that provide the probability of default based on borrower credit rating and remaining maturity. CFC believes that the incorporation of the improved internal risk ratings and corporate bond default tables into its estimate of the loan loss allowance results in a better estimate than the more subjective techniques used previously. CFC does not believe that this change had a material impact on its loan loss allowance or loan loss provision. CFC aggregates loan exposure by borrower type, and then risk rating within borrower type. CFC then uses corporate default tables and estimated recovery rates to assist in estimating the reserve levels based on CFC’s risk rating and loan maturity. In addition, the general portfolio includes a component related to the increased risk associated with large credit exposures within the general portfolio.

CFC’s corporate credit committee makes recommendations of loans to be written off to the respective boards of directors. In making its recommendation to write off all or a portion of a loan balance, CFC’s corporate credit committee considers various factors including cash flow analysis and collateral securing the borrower’s loans. Under current policy, the respective boards of directors are required to approve all loan write-offs.

The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Activity in the allowance account is summarized as follows for the years ended May 31:

(Dollar amounts in thousands)	2004	2003	2002

Balance at beginning of year	$511,463	$478,342	$317,197
Provision for loan losses	54,921	43,071	185,749
Change in allowance due to consolidation(1)	6,029	—	—
Write-offs	(2,639)	(10,840)	(34,191)
Recoveries	4,165	890	9,587

Balance at end of year	$573,939	$511,463	$478,342

(1)	Represents the impact of consolidating NCSC including the increase to CFC’s loan loss allowance recorded as a cumulative effect of change in accounting principle and the balance of NCSC’s loan loss allowance on June 1, 2003.

(e) Non-performing Loans

CFC classifies a borrower as non-performing when any one of the following criteria are met:

•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment on the original terms is not anticipated, or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. The decision to return a loan to accrual status is determined on a case by case basis.

(f) Impairment of Loans

CFC calculates impairment of loans receivable by comparing the present value of the estimated future cash flows associated with the loan discounted at the original loan interest rate(s) and/ or the estimated fair value of the collateral securing the loan to the recorded investment in the loan in accordance with the provisions of SFAS 114. Loss reserves are specifically allocated based on the calculated impairment.

(g) Fixed Assets

Buildings, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $22 million and $19 million as of May 31, 2004 and 2003, respectively. Depreciation expense ($3 million, $4 million and $4 million in fiscal years 2004, 2003 and 2002, respectively) is computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.

(h) Foreclosed Assets

CFC records foreclosed assets received in satisfaction of loan receivables at fair value or fair value less costs to sell and maintains these assets on the consolidated and combined balance sheets as foreclosed assets. It is CFC’s intent to sell the foreclosed assets, but the assets do not currently meet conditions to qualify for assets held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, CFC records depreciation of foreclosed assets. Foreclosed assets are assessed for impairment on a periodic basis. The results of operations from foreclosed assets are shown separately on the consolidated and combined statements of operations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(i) Derivative Financial Instruments

CFC is neither a dealer nor a trader in derivative financial instruments. CFC uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate risk and foreign exchange risk.

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133, adopted by CFC on June 1, 2001, CFC records derivative instruments on the consolidated and combined balance sheets as either an asset or liability measured at fair value. Changes in the fair value of derivative instruments are recognized in the derivative forward value line of the consolidated and combined statements of operations unless specific hedge accounting criteria are met. The change to the fair value is recorded to other comprehensive income if the hedge accounting criteria are met. In the case of certain foreign currency exchange agreements that meet hedge accounting criteria, the change in fair value is recorded to other comprehensive income and then reclassified to offset the related change in the dollar value of foreign denominated debt in the consolidated and combined statements of operations. CFC formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

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

(j) Guarantee liability

CFC guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as CFC performs under its guarantee. CFC records a guarantee liability which represents CFC’s contingent and non-contingent exposure related to its guarantees of its members’ debt obligations. CFC’s contingent guarantee liability is based on management’s estimate of CFC’s exposure to losses within the guarantee portfolio. CFC uses factors such as borrower risk rating, maturity periods, corporate bond default probabilities and historical recovery rates in estimating its contingent exposure. Adjustments to the contingent guarantee liability are recorded in CFC’s provision for guarantee losses. CFC has recorded a non-contingent guarantee liability for all new guarantees since January 1, 2003 in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). CFC’s non-contingent guarantee liability represents CFC’s obligation to stand ready to perform pursuant to the terms of its guarantees that it has entered into since January 1, 2003. CFC’s non-contingent obligation is estimated based on guarantees fees charged for guarantees issued, which represents management’s estimate of the fair value of its obligation to stand ready

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

to perform. The fees are deferred and amortized using the straight-line method into operating income over the term of the guarantee.

(k) Amortization of Bond Discounts and Bond Issuance Costs

Bond discounts and bond issuance costs are deferred and amortized as interest expense using the effective interest method over the life of each bond issue.

(l) Membership Fees

Members are charged a one-time membership fee based on member class. CFC distribution system members (class A), power supply system members (class B), national associations of cooperatives (class D) and associates (class E) pay a $1,000 membership fee. CFC service organization members (class C) pay a $200 membership fee. RTFC voting members (class E) pay a $1,000 membership fee and non-voting members (class E) pay a $100 membership fee. NCSC members pay a $100 membership fee. Membership fees are accounted for as members’ equity.

(m) Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, CFC is a party to financial instruments with off-balance sheet risk to meet the financing needs of its member borrowers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of members’ obligations. The expected inherent loss related to CFC’s off-balance sheet financial instruments is covered in CFC’s guarantee liability.

(n) Operating Income

The majority of CFC’s operating income relates to interest earned on loans to members that is recognized on an accrual basis, unless specified otherwise in Note 14. Operating income also includes other fees associated with CFC’s loan and guarantee transactions. These fees, as well as the related recognition policy, are summarized below:

•	Conversion fees are charged when converting from one loan option to another. These fees are deferred and recognized over the remaining term of the original loan option.
•	Prepayment fees are charged for the early repayment of principal and are recognized when collected.
•	Late payment fees are charged on late loan payments and are recognized when collected.
•	Origination fees are only charged on telephone loan commitments and in all cases are refundable if the loan is advanced. Such fees are deferred and then recognized in full if the loan is not advanced prior to the expiration of the commitment.
•	Guarantee fees are charged for guarantees based on the amount, type and term of the guarantee. Guarantee fees are deferred and amortized using the straight-line method into operating income over the life of the guarantee.

In fiscal year 2004 and 2003, CFC received and deferred fees totaling $36 million and $15 million, respectively, and recognized fees totaling of $31 million and $15 million, respectively, in operating income including $24 million and $8 million, respectively, related to conversion fees.

In addition, loan origination costs are deferred and amortized using the straight-line method over the life of the loan as a reduction to operating income.

(o) Income Tax Expense

CFC does not pay income taxes. RTFC pays income tax on the amount of the net margin that it does not allocate to its members. Currently about 1% of the RTFC net margin is not allocated to its members.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NCSC pays tax on the full amount of its net margin. The income tax expense recorded in the consolidated statement of operations for the year ended May 31, 2004 represents the income tax expense for RTFC and NCSC at the combined federal and state of Virginia income tax rate of approximately 38%. While income tax is being recorded based on the NCSC net margin, NCSC is not currently paying Virginia state or federal income taxes due to prior year loss carry forwards. At May 31, 2004, NCSC had unused prior year loss carry forwards totaling $2 million.

(p) Allocation of Net Margin

CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net margin to its members. Annually, CFC’s board of directors allocates its net margin, excluding certain non-cash adjustments, to its members in the form of patronage capital and to board approved reserves. Currently CFC has two such board approved reserves, the education fund and the members’ capital reserve. CFC allocates a small portion, less than 1%, of net margin annually to the education fund to further the teaching of cooperative principles as required by cooperative law. Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state. The board of directors will determine the amount of margin that is allocated to the members’ capital reserve, if any. The members’ capital reserve represents margins that are held by CFC to increase equity retention. The margins held in the members’ capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by CFC’s board of directors. All remaining margin is annually allocated to CFC’s members in the form of patronage capital. CFC bases the amount of margin allocated to each member on the members’ patronage of the CFC lending programs in the year that the margin was earned. Members recognize allocations in the form of patronage capital as income when allocated by CFC. There is no impact on CFC’s total equity as a result of allocating margins to members in the form of patronage capital or to board approved reserves. CFC’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years. CFC’s total equity is reduced by the amount of patronage capital retired to its members and by disbursements from the education fund.

(q) Comprehensive (Loss) Income

Comprehensive income includes CFC’s net margin (loss), as well as other comprehensive income (loss) related to derivatives. Comprehensive income (loss) for the years ended May 31, 2004, 2003 and 2002 is calculated as follows:

(Dollar amounts in thousands)	2004	2003	2002

Net (loss) margin	$(178,021)	$651,970	$107,256
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	18,304	3,709	(72,556)
Reclassification adjustment for realized losses on derivatives	16,351	22,084	—

Comprehensive (loss) income	$(143,366)	$677,763	$34,700

(r) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the assets and liabilities and the revenue and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. While CFC uses its best estimates and

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

judgments based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.

CFC does not believe it is vulnerable to the risk of a near-term severe impact as a result of any concentrations of its activities.

(s) Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the fiscal year 2004 presentation.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Loans outstanding to members, weighted average interest rates thereon and unadvanced commitments by loan type are summarized as follows at May 31:

	2004			2003

		Weighted			Weighted
		Average			Average
	Loans	Interest	Unadvanced	Loans	Interest	Unadvanced
	Outstanding	Rates	Commitments(A)	Outstanding	Rates	Commitments(A)
(Dollar amounts in thousands)
Long-term fixed rate secured loans(B):
Electric systems	$10,897,008	5.27%	$—	$9,484,490	5.64%	$—
Telecommunication systems	2,695,205	7.33%	—	2,735,220	7.77%	—
Other	46,945	8.45%	—	—	—	—

Total long-term fixed rate secured loans	13,639,158	5.69%	—	12,219,710	6.12%	—
Long-term variable rate secured loans(C):
Electric systems	2,904,399	2.63%	5,483,912	3,211,434	3.35%	5,650,836
Telecommunication systems	1,542,554	4.52%	292,064	1,965,390	5.30%	291,724
Other	224,134	3.30%	50,252	—	—	—

Total long-term variable rate secured loans	4,671,087	3.28%	5,826,228	5,176,824	4.09%	5,942,560
Loans guaranteed by RUS:
Electric systems	263,392	4.60%	8,491	266,857	4.71%	30,388
Intermediate-term secured loans:
Electric systems	4,616	2.50%	20,226	14,525	3.63%	28,522
Other	399	3.99%	—	—	—	—

Total intermediate-term secured loans	5,015	2.62%	20,226	14,525	3.63%	28,522
Intermediate-term unsecured loans:
Electric systems	43,326	2.56%	60,621	50,843	3.65%	72,559
Telecommunication systems	7,064	4.75%	1,572	18,642	5.45%	4,827

Total intermediate-term unsecured loans	50,390	2.87%	62,193	69,485	4.13%	77,386
Line of credit loans(D):
Electric systems	792,580	2.50%	5,249,793	884,146	3.57%	5,233,146
Telecommunication systems	57,747	5.05%	300,151	223,388	5.60%	377,409
Other	50,119	3.30%	109,456	—	—	—

Total line of credit loans	900,446	2.71%	5,659,400	1,107,534	3.98%	5,610,555
Non-performing loans(E):
Telecommunication systems	340,438	4.54%	—	—	—	—
Other	789	—	—	—	—	—

Total non-performing loans	341,227	4.53%	—	—	—	—
Restructured loans(E):
Electric systems	617,808	—	—	629,406	—	—

Total loans	20,488,523	4.80%	11,576,538	19,484,341	5.23%	11,689,411
Less: Allowance for loan losses	(573,939)		—	(511,463)		—

Net loans	$19,914,584		$11,576,538	$18,972,878		$11,689,411

Total by member class:
Distribution	$12,569,228		$8,532,978	$11,410,592		$8,527,266
Power supply	2,819,224		2,101,439	2,701,094		2,321,125
Statewide and associate	134,677		188,626	430,015		167,059

Subtotal electric systems	15,523,129		10,823,043	14,541,701		11,015,450
Telecommunication systems	4,643,008		593,787	4,942,640		673,961
Other	322,386		159,708	—		—

Total	$20,488,523		$11,576,538	$19,484,341		$11,689,411

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(A)	Unadvanced commitments include loans approved by CFC for which loan contracts have been approved and executed, but funds have not been advanced. Since commitments may expire without being fully drawn upon, the total amounts reported as commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. As the interest rate on unadvanced commitments is not set, long-term unadvanced commitments have been classified in this chart as variable rate unadvanced commitments. However, once the loan contracts are executed and funds are advanced, the commitments could be at either a fixed or a variable rate.
(B)	Generally, under the terms of long-term fixed rate loans, members may select a fixed rate for periods that range from one to 35 years. Upon expiration of the interest rate term, the borrower may select another fixed rate term of one to 35 years (but not beyond maturity of the loan) or a variable rate. The borrower may also repay to CFC the principal then outstanding together with interest due thereon and other sums, if required. Includes $349 million and $522 million of unsecured loans at May 31, 2004 and 2003, respectively.
(C)	Includes $257 million and $328 million of unsecured loans and $320 million and $396 million of unsecured unadvanced commitments at May 31, 2004 and 2003, respectively.
(D)	Includes $299 million and $331 million of secured loans and $481 million and $306 million of secured unadvanced commitments at May 31, 2004 and 2003, respectively.
(E)	CFC was not accruing interest on loans classified as non-performing and restructured at May 31, 2004 and 2003.

At May 31, 2004 and 2003, CFC had $64 million and $28 million, respectively, of deferred conversion fees and $1 million of deferred loan origination costs related to loans outstanding.

Credit Concentration

CFC’s loan portfolio is widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and the U.S. Virgin Islands. At May 31, 2004 and 2003, loans outstanding to borrowers in any state or territory did not exceed 18% of total loans outstanding. In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At May 31, 2004, the total exposure outstanding to any one borrower or controlled group did not exceed 3.0% of total loans and guarantees outstanding compared to 3.4% at May 31, 2003. At May 31, 2004, CFC had $4,415 million in loans outstanding and $240 million in guarantees outstanding to its ten largest borrowers compared to $4,768 million in loans and $610 million in guarantees for the prior year. The amounts outstanding to the ten largest borrowers at May 31, 2004 represented 22% of total loans outstanding and 18% of total guarantees outstanding compared to 24% of total loans outstanding and 32% of total guarantees outstanding for the prior year. Total credit exposure to the ten largest borrowers, including loans and guarantees, was $4,655 million and $5,378 million and represented 21% and 25% of total credit exposure at May 31, 2004 and 2003, respectively. At May 31, 2004, the ten largest borrowers included two distribution systems, three power supply systems and five telecommunications systems. At May 31, 2003, the ten largest borrowers included two distribution systems, two power supply systems, one service organization and five telecommunications systems.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

     Interest Rates

Set forth below is the weighted average interest rate earned on all loans outstanding during the fiscal years ended May 31:

	For the Years Ended
	May 31,

	2004	2003	2002

Long-term fixed rate	5.38%	5.92%	6.56%
Long-term variable rate	2.68%	3.64%	5.08%
Telecommunication organizations(1)	6.37%	6.92%	7.13%
Refinancing loans guaranteed by RUS	1.45%	1.91%	3.14%
Intermediate-term	3.06%	4.55%	5.97%
Short-term	2.89%	3.82%	5.49%
Associate members	3.28%	4.32%	5.53%
Non-performing(2)	0.00%	0.00%	0.00%
Restructured	0.00%	3.88%	3.21%
All loans	4.95%	5.40%	5.98%

(1)	Includes long-term fixed rate, long-term variable rate, intermediate-term and short-term loans.
(2)	Interest rate earned by CFC recognized on a cash basis.

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

Loan Repricing

Long-term fixed rate loans outstanding at May 31, 2004, which will be subject to adjustment of their interest rates during the next five fiscal years are summarized as follows (due to principal repayments, amounts subject to interest rate adjustment may be lower at the actual time of interest rate adjustment):

	Weighted Average	Amount
	Interest Rate	Repricing
(Dollar amounts in thousands)
2005	5.17%	$1,690,635
2006	6.42%	1,630,289
2007	4.91%	1,214,077
2008	4.84%	705,771
2009	5.46%	825,752
Thereafter	5.82%	2,016,240

During the year ended May 31, 2004, long-term fixed rate loans totaling $1,274 million had their interest rates adjusted.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Loan Amortization

On most long-term secured loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over a period ending approximately 35 years from the date of the secured promissory note.

Amortization of long-term loans in each of the five fiscal years following May 31, 2004 and thereafter are as follows:

Amortization(1)
(Dollar amounts in thousands)
2005	$1,123,435
2006	1,012,049
2007	987,514
2008	1,002,651
2009	1,495,692
Thereafter	13,730,221

(1)	Represents scheduled amortization based on current rates without consideration for loans that reprice.

Loan Security

CFC evaluates each borrower’s creditworthiness on a case-by-case basis. It is generally CFC’s policy to require collateral for long-term loans. Such collateral usually consists of a first mortgage lien on the borrower’s total system, including plant and equipment, and a pledge of future revenues. The loan and security documents also contain various provisions with respect to the mortgaging of the borrower’s property and debt service coverage ratios, maintenance of adequate insurance coverage as well as certain other restrictive covenants. As of May 31, 2004 and 2003, unsecured loans represented 7% and 9% of total loans, respectively.

CFC generally makes loans to borrowers both as the sole lender of the loan commitment and on a concurrent basis with RUS. Under default provisions of common mortgages securing long-term CFC loans to distribution system members that also borrow from RUS, RUS has the sole right to act within 30 days or, if RUS is not legally entitled to act on behalf of all noteholders, CFC may exercise remedies. Under common default provisions of mortgages securing long-term CFC loans to, or guarantee reimbursement obligations of, power supply members, RUS retains substantial control over the exercise of mortgage remedies. As of May 31, 2004 and 2003, CFC had $2,802 million and $2,916 million outstanding, respectively, of loans issued on a concurrent basis with RUS.

Pledging of Loans

As of May 31, 2004 and 2003, mortgage notes representing approximately $7,476 million and $6,664 million, respectively, related to outstanding long-term loans to members and $222 million and $224 million, respectively, of RUS guaranteed loans qualifying as permitted investments were pledged as collateral to secure CFC’s collateral trust bonds under the 1994 indenture. In addition, $2 million of cash was pledged under the 1972 indenture at May 31, 2004 and 2003.

RUS Guaranteed Loans

At May 31, 2004 and 2003, CFC had a total of $263 million and $267 million, respectively, of loans outstanding on which RUS had guaranteed the repayment of principal and interest. There are two programs under which these loans were advanced. At May 31, 2004 and 2003, CFC had a total of $41 million and $43 million, respectively, under a program in which RUS previously allowed certain qualifying cooperatives to repay loans held by the Federal Financing Bank of the United States Treasury early and allowed the transfer of the guarantee to the new lender. At May 31, 2004 and 2003, CFC had a

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

total of $222 million and $224 million, respectively, under a program in which RUS approved CFC, in February 1999, as a lender under its current loan guarantee program.

(3)     Foreclosed Assets

CFC records foreclosed assets received in satisfaction of loan receivables at fair value or fair value less costs to sell and maintains these assets on the consolidated and combined balance sheets as foreclosed assets. During fiscal year 2003, CFC received assets with a fair value totaling $369 million primarily comprised of real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in real estate properties, as well as telecommunications assets transferred to CFC as part of the bankruptcy settlement with Denton County Electric Cooperative, d/b/a CoServ Electric (“CoServ”). CFC operates certain real estate assets and services the notes receivable while attempting to sell these assets. CFC operated the telecommunications assets before they were sold on October 27, 2003. CFC may make additional advances as required under the terms of the notes receivable or make additional investments in the real estate assets to preserve the fair value.

On October 27, 2003, CFC sold the Denton Telecom Partners d/b/a Advantex (telecommunication assets received as part of the CoServ bankruptcy settlement) for $31 million in cash. This sale terminates CFC’s responsibilities for all future operations of the telecom assets acquired in the bankruptcy settlement with CoServ. The difference between the sales price and the book value of these assets at the time of sale of $2 million was recorded as income in the results of operations of foreclosed assets line on the consolidated statement of operations for the year ended May 31, 2004.

The results of operations from foreclosed assets are shown on the consolidated and combined statements of operations. For the years ended May 31, 2004 and 2003, this amount was income of $4 million and $1 million, respectively. CFC also recorded an impairment loss to foreclosed assets during the years ended May 31, 2004 and 2003 totaling $11 million and $20 million, respectively, to adjust such assets to fair value. It is CFC’s intent to sell the foreclosed assets. However, the assets do not currently meet the conditions necessary to qualify as assets held for sale under SFAS 144. Accordingly, CFC records depreciation on foreclosed assets.

Subsequent to May 31, 2004, CFC received payments totaling $74 million on the real estate developer notes receivable further reducing the balance of foreclosed assets as reported on the consolidated balance sheet at May 31, 2004.

The activity for foreclosed assets is summarized below for the years ended May 31, 2004 and 2003.

	Year ended	Year ended
	May 31, 2004	May 31, 2003
(Dollar amounts in thousands)

Beginning balance	$335,576	$—
Recorded fair value	—	369,393
Results of operations	3,818	1,249
Net cash received	(49,857)	(15,377)
Impairment to fair value write down	(10,877)	(19,689)
Sale of foreclosed assets	(31,000)	—

Ending balance of foreclosed assets	$247,660	$335,576

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(4)     Notes Payable and Credit Arrangements

Notes payable due within one year at May 31, and weighted average interest rates thereon, are summarized as follows:

	2004		2003

		Weighted		Weighted
	Amounts	Average	Amounts	Average
	Outstanding	Interest Rate	Outstanding	Interest Rate
(Dollar amounts in thousands)
Short-term debt:
Commercial paper sold through dealers, net of discounts of $1,115 and $328, respectively	$2,298,605	1.09%	$819,672	1.30%
Commercial paper sold by CFC directly to members, at par	973,383	1.11%	930,274	1.26%
Commercial paper sold by CFC directly to non-members, at par	29,918	1.15%	25,605	1.30%

Total commercial paper	3,301,906	1.10%	1,775,551	1.28%
Daily liquidity fund	222,833	1.10%	110,602	1.22%
Bank bid notes	100,000	1.13%	100,000	1.37%

Total short-term debt	3,624,739	1.10%	1,986,153	1.28%
Long-term debt maturing within one year:
Medium-term notes(1)	456,247	2.15%	2,611,427	2.19%
Secured collateral trust bonds	1,899,773	4.57%	299,948	5.77%
Long-term notes payable	9,280	3.42%	—	—

Subtotal	2,365,300	4.10%	2,911,375	2.56%
Foreign currency valuation account(1)	—	—	149,450	2.55%

Total long-term debt maturing within one year	2,365,300	4.10%	3,060,825	2.56%
Notes payable supported by revolving credit agreements, reclassified as long-term debt (see Note 5)	(4,650,000)	2.28%	(3,950,625)	2.06%

Total notes payable due in one year after reclassification to long-term debt	$1,340,039	2.28%	$1,096,353	2.06%

(1)	At May 31, 2003, medium-term notes includes $439 million related to medium-term notes denominated in Euros. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

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

Revolving Credit Agreements

At May 31, 2004 and 2003, CFC had three revolving credit agreements totaling $4,650 million and $3,806 million, respectively, which were used principally to provide liquidity support for CFC’s outstanding commercial paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser. Under three-year agreements in effect at May 31, 2004 and May 31, 2003, CFC could borrow $1,740 million and $1,028 million, respectively. At May 31, 2004 and May 31, 2003, there were two 364-day agreements totaling $2,910 million and $2,778 million, respectively. The two 364-day agreements in place at May 31, 2003 were replaced on June 30, 2003. Under one 364-day agreement, the amount that CFC could borrow increased from $2,378 million at May 31, 2003 to $2,523 million and there was no change to the amount of the second 364-day agreement for $400 million.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The three revolving credit agreements were replaced on March 30, 2004 with three new agreements totaling $4,400 million. In April 2004, the commitments under the agreements increased to $4,650 million. CFC replaced its three-year agreement in effect at May 31, 2003 totaling $1,028 million with a new three-year agreement totaling $1,740 million and expiring on March 30, 2007. The two 364-day agreements were replaced with two 364-day agreements totaling $2,910 million. Under one 364-day agreement, the amount that CFC could borrow decreased from $2,523 million to $1,740 million at May 31, 2004. Under the other 364-day agreement, the amount that CFC could borrow increased from $400 million to $1,170 million at May 31, 2004. Both 364-day agreements have a revolving credit period that terminates on March 29, 2005 during which CFC can borrow, and such borrowings outstanding at that date may be converted to a one-year term loan at the end of the revolving credit period with a 0.250 of 1% per annum fee on the outstanding principal amount of the term loan. The facility fee for the three-year facility is 0.100 of 1% per annum based on the pricing schedules in place at March 30, 2004. The facility fee for the 364-day facilities is 0.085 of 1% per annum based on the pricing schedules in place at March 30, 2004. Up-front fees of between 0.070 to 0.160 of 1% were paid to the banks based on their commitment level in each of the agreements, totaling $4 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of 0.150 of 1% per annum must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average adjusted times interest earned ratio (“TIER”) over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC achieves an adjusted TIER of at least 1.05 as of the preceding fiscal year end. Under the credit agreements in effect at May 31, 2004, the adjusted TIER represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of subordinated deferrable debt, members’ subordinated certificates, minority interest and total equity. For the purpose of the revolving credit agreements, net margin, senior debt and total equity are adjusted to exclude the non-cash adjustments related to SFAS 133 and 52. Senior debt includes guarantees; however, it excludes:

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

As of May 31, 2004 and 2003, CFC was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements. As of May 31, 2004 and 2003, CFC’s adjusted TIER over the six most recent fiscal quarters, as defined by the agreements in place at that time, was 1.15 and 1.15, respectively. As of May 31, 2004 and 2003, CFC’s adjusted TIER for the fiscal year end, as defined by the agreements in place at that time, was 1.12 and 1.17, respectively. As of May 31, 2004 and 2003, CFC’s leverage ratio, as defined by the agreements in place at that time, was 6.87 and 6.48, respectively.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements.

Based on the ability to borrow under the bank line facilities, CFC classified $4,650 million and $3,951 million, respectively, of its notes payable outstanding as long-term debt at May 31, 2004 and May 31, 2003. CFC expects to maintain more than $4,650 million of notes payable outstanding during the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the new credit agreements totaling $4,650 million discussed above, subject to the conditions therein.

(5)     Long-Term Debt

The following is a summary of long-term debt at May 31 and the weighted average interest rates thereon:

	2004		2003

	Amounts	Weighted Average	Amounts	Weighted Average
	Outstanding	Interest Rate	Outstanding	Interest Rate
(Dollar amounts in thousands)
Unsecured medium-term notes:
Medium-term notes, sold through dealers(1)(5)	$6,190,950		$5,738,750
Medium-term notes, sold directly to members(2)	98,918		157,935

Subtotal	6,289,868		5,896,685
Unamortized discount	(13,484)		(15,185)
Foreign currency valuation account(5)	233,990		176,360

Total unsecured medium-term notes	6,510,374	5.94%	6,057,860	6.29%

Secured collateral trust bonds:
5.25%, Bonds, due 2004(3)	—		1,000,000
6.375%, Bonds, due 2004(3)	—		100,000
5.50%, Bonds, due 2005(3)	—		200,000
Floating Rate Bonds, due 2005(3)	—		400,000
6.125%, Bonds, due 2005(3)	—		200,000
6.65%, Bonds, due 2005	50,000		50,000
3.00%, Bonds, due 2006	600,000		600,000
6.00%, Bonds, due 2006	1,500,000		1,500,000
6.00%, Bonds, due 2006	300,000		300,000
7.30%, Bonds, due 2006	100,000		100,000
3.25%, Bonds, due 2007	200,000		—
6.20%, Bonds, due 2008	300,000		300,000
3.875%, Bonds, due 2008	500,000		500,000
5.75%, Bonds, due 2008	225,000		225,000
Floating Rate Bonds, Series E-2, due 2010(4)	2,025		2,032
5.70%, Bonds, due 2010	200,000		200,000
4.375% Bonds, due 2010	500,000		—
4.75% Bonds, due 2014	600,000		—
7.20%, Bonds, due 2015	50,000		50,000
6.55%, Bonds, due 2018	175,000		175,000
7.35%, Bonds, due 2026	100,000		100,000

Subtotal	5,402,025		6,002,032
Unamortized discount	(10,168)		(8,832)

Total secured collateral trust bonds	5,391,857	5.15%	5,993,200	5.17%
Long-term notes payable	106,951	4.12%	—	—
Long-term debt valuation allowance(6)	—		(941)
Notes payable supported by revolving credit agreement (see Note 4)	4,650,000	2.28%	3,950,625	2.06%

Total long-term debt	$16,659,182	4.66%	$16,000,744	4.83%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(1)	Medium-term notes sold through dealers mature through 2032 as of May 31, 2004 and 2003. Does not include $280 million and $2,473 million of medium-term notes sold through dealers that were reclassified as notes payable due within one year at May 31, 2004 and 2003, respectively.
(2)	Medium-term notes sold directly to members mature through 2023 as of May 31, 2004 and 2003. Does not include $176 million and $138 million of medium-term notes sold to members that were reclassified as notes payable due within one year at May 31, 2004 and 2003, respectively.
(3)	Included as notes payable due in one year at May 31, 2004.
(4)	Issued under the 1972 indenture. All others issued under the 1994 indenture.
(5)	At May 31, 2004 and 2003, medium-term notes sold through dealers includes $824 million related to medium-term notes denominated in Euros and $282 million and zero, respectively, of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.
(6)	Amount represents the unamortized portion of an adjustment to record the underlying debt for an effective hedge at fair value at the date CFC adopted SFAS 133. This amount was being amortized to maturity as it no longer qualified as an effective hedge under SFAS 133. This amount was fully amortized at May 31, 2004.

The principal amount of medium-term notes, collateral trust bonds and long-term notes payable maturing in each of the five fiscal years following May 31, 2004 and thereafter is as follows:

	Amount	Weighted Average
	Maturing	Interest Rate
(Dollar amounts in thousands)
2005(1)	$2,365,300	4.10%
2006	3,431,485	4.63%
2007	1,591,900	5.48%
2008	1,079,630	4.39%
2009	479,134	5.62%
Thereafter	5,427,033	6.43%

Total	$14,374,482

(1)	The amount scheduled to mature in fiscal year 2005 has been presented as long-term debt due in one year under notes payable.

Under the 1972 indenture for collateral trust bonds, CFC is required to maintain funds in a debt service investment account equivalent to principal and interest payments due on the bonds over the next 12 months. At May 31, 2004 and 2003, CFC had $2 million invested in bank certificates of deposit and marketable securities representing pledged collateral and used to meet debt service requirements for interest on the one series of bonds outstanding under the 1972 indenture.

The remaining collateral trust bonds outstanding under the 1994 indenture are secured by the pledge of mortgage notes taken by CFC in connection with long-term secured loans made to those members and RUS guaranteed loans qualifying as permitted investments fulfilling specified criteria as set forth in the indentures. Medium-term notes are unsecured obligations of CFC.

Foreign Denominated Debt

As a result of issuing debt in foreign currencies, CFC must adjust the value of the debt reported on the consolidated and combined balance sheets for changes in foreign currency exchange rates since the date of issuance. At the time of issuance of all foreign denominated debt, CFC enters into a cross currency or cross currency interest rate exchange agreements to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt on the consolidated and combined balance sheets is also reported on the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

consolidated and combined statements of operations as foreign currency adjustments. For foreign denominated debt with related cross currency exchange agreements that qualify for hedge treatment under SFAS 133, the change in the value of the debt reported in the consolidated and combined statements of operations is fully offset by the reclassification of an equal amount of the change in the fair value of the related hedge from accumulated other comprehensive loss, where the change in the fair value of the hedge was originally reported. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the debt, unless the counterparty to the cross currency or cross currency interest rate exchange agreement does not perform as required under the agreement.

(6) Subordinated Deferrable Debt

Subordinated deferrable debt represents quarterly income capital securities and subordinated notes that are long-term obligations subordinated to CFC’s outstanding debt and senior to subordinated certificates held by CFC’s members. CFC’s subordinated deferrable debt is issued for terms of up to 49 years, pays interest quarterly, may be called at par after five years and allows CFC to defer the payment of interest for up to 20 consecutive quarters. To date, CFC has not exercised its right to defer interest payments. The following table is a summary of subordinated deferrable debt outstanding at May 31:

	2004		2003

		Weighted		Weighted
	Amounts	Average	Amounts	Average
	Outstanding	Interest Rate	Outstanding	Interest Rate
(Dollar amounts in thousands)
6.75% due 2043	$125,000		$125,000
6.10% due 2044	100,000		—
7.375% due 2047	—		200,000
7.625% due 2050	150,000		150,000
7.40% due 2050	175,000		175,000

Total	$550,000	7.08%	$650,000	7.32%

On February 4, 2004, CFC issued $100 million of 6.10% subordinated notes due 2044. On October 15, 2003, CFC effected the early redemption of the 7.375% quarterly income capital securities due 2047 totaling $200 million. The quarterly income capital securities were redeemed at par and $6 million of unamortized issuance and discounts recorded at the time of issuance were included as part of the funding cost for the year ended May 31, 2004.

(7)     Derivative Financial Instruments

Interest Rate Exchange Agreements

At May 31, 2004 and 2003, CFC was a party to interest rate exchange agreements totaling notional amounts of $15,485 million and $15,345 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future. CFC’s interest rate exchange agreements at May 31, 2004 have maturity dates ranging from 2004 to 2029.

Generally, CFC’s interest rate exchange agreements do not qualify for hedge accounting under SFAS 133. The majority of CFC’s interest rate exchange agreements use a 30-day composite commercial paper index as either the pay or receive leg. The 30-day composite commercial paper index is the best match for the CFC commercial paper that is the underlying debt and is also used as the cost basis in the CFC variable

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

interest rates. However, the correlation between movement in the 30-day composite commercial paper index and movement in CFC’s commercial paper rates is not consistently high enough to qualify for hedge accounting.

In interest rate exchange agreements in which CFC receives a fixed rate, the fixed rate is equal to the rate on the underlying debt, and the rate that CFC pays is tied to the rate earned on the asset funded. In interest rate exchange agreements in which CFC receives a variable rate, the variable rate is tied to the same index as the variable rate CFC pays on the underlying debt and the rate that CFC pays is tied to the rate earned on the asset funded. However, when CFC uses its commercial paper as the underlying debt, the receive leg of the interest rate exchange agreement is based on the 30-day composite commercial paper index. CFC’s commercial paper rates are not indexed to the 30-day composite commercial paper index and CFC does not only issue its commercial paper with maturities of 30 days. CFC uses the 30-day composite commercial paper index as the pay leg in these interest rate exchange agreements because it is the market index that best correlates with its own commercial paper.

•	Interest rate exchange agreements that are not designated as and do not qualify as hedges. The amounts that CFC paid and received related to its interest rate exchange agreements that did not qualify for hedge accounting were income of $82 million and $104 million for the years ended May 31, 2004 and 2003, respectively, and were included in CFC’s derivative cash settlements in the consolidated and combined statements of operations. The impact on earnings for the years ended May 31, 2004 and 2003 due to the change in fair value of these interest rate exchange agreements was a loss of $274 million and a gain of $454 million, respectively, recorded in CFC’s derivative forward value. At May 31, 2004 and 2003, the derivative forward value also includes amortization of $1 million and $(3) million, respectively, related to the long-term debt valuation allowance and $17 million and $22 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date CFC implemented SFAS 133. The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements. Approximately $13 million is expected to be amortized over the next 12 months related to the transition adjustment and amortization will continue through April 2029.

At May 31, 2004 and 2003, interest rate exchange agreements with a total notional amount of $7,235 million and $6,595 million, respectively, in which CFC pays a fixed rate and receives a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate, were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate.

At May 31, 2004 and 2003, interest rate exchange agreements with a total notional amount of $8,050 million in which CFC pays a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate and receives a fixed rate, were used to synthetically change the rate on debt from fixed to variable.

At May 31, 2003, interest rate exchange agreements with a total notional amount of $700 million in which CFC pays a variable rate based on a 30-day composite commercial paper index and receives a LIBOR based rate, were used to synthetically change the rate on floating collateral trust bonds and medium-term notes from a variable LIBOR rate to the 30-day composite commercial paper index. CFC synthetically changes the rate from a LIBOR based rate to a commercial paper based rate because its long-term variable interest rate is based on the cost of its short-term debt, primarily commercial paper.

•	Interest rate exchange agreements that are designated as and qualify as hedges.
At May 31, 2004, interest rate exchange agreements with a total notional amount of $200 million in which CFC pays a fixed rate and receives a variable rate based on a LIBOR based rate were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

fixed rate. These agreements are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the interest rate exchange agreements to the critical terms of the hedged debt. CFC’s interest rate exchange agreements that qualify as effective cashflow hedges are deemed to be effective if the payment dates match exactly to the payment dates on the hedged debt throughout the terms of the agreements. All effective changes in forward value on these interest rate exchange agreements are recorded as other comprehensive income (loss) and reported in the consolidated statement of changes in equity. The net impact was other comprehensive income of $2 million for the year ended May 31, 2004. No amount related to ineffectiveness was recorded in the consolidated statement of operations for the year ended May 31, 2004. There were no interest rate exchange agreements that qualified as effective hedges during the year ended May 31, 2003. For the year ended May 31, 2004, cost of funds includes less than $1 million of expense related to net cash settlements for interest rate exchange agreements that qualify as effective hedges.

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

Cross Currency and Cross Currency Interest Rate Exchange Agreements

At May 31, 2004, CFC had medium-term notes outstanding that were denominated in foreign currencies. CFC entered into cross currency and cross currency interest rate exchange agreements related to each foreign denominated issue in order to synthetically change the foreign denominated debt to U.S. dollar denominated debt. At May 31, 2004 and 2003, CFC was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,106 million and $1,262 million, respectively.

•	Cross currency interest rate exchange agreements that are not designated as and do not qualify as hedges.
Cross currency interest rate exchange agreements with a total notional amount of $434 million and $872 million at May 31, 2004 and 2003, respectively, in which CFC receives Euros and pays U.S. dollars, and $282 million at May 31, 2004, in which CFC receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate. These cross currency interest rate exchange agreements do not qualify for hedge accounting. Since the agreements synthetically change both the interest rate and the currency exchange rate in one agreement, the criteria to qualify for effectiveness specifies that the change in fair value of the debt when divided by the change in the fair value of the derivative must be within a range of 80% to 125%, which is more difficult to obtain than matching the critical terms. Therefore, all changes in fair value are recorded in the consolidated and combined statements of operations. The impact on earnings for the years ended May 31, 2004 and 2003 due to the change in fair value of these cross currency interest rate exchange agreements was a gain of $45 million and $303 million, respectively, recorded in CFC’s derivative forward value. The amounts that CFC paid and received related to its cross currency interest rate exchange agreements that did not qualify for hedge

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

accounting were income of $28 million and $19 million for the years ended May 31, 2004 and 2003, respectively, and were included in CFC’s derivative cash settlements.

•	Cross currency exchange agreements that are designated as and qualify as hedges.
At May 31, 2004 and 2003, cross currency exchange agreements with a total notional amount of $390 million in which CFC receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency exchange agreements to the critical terms of the hedged debt. CFC’s cross currency exchange agreements that qualify as effective cashflow hedges are deemed to be effective if the payment dates match exactly to the payment dates on the hedged debt throughout the terms of the agreements. All effective changes in forward value on these cross currency exchange agreements are recorded as other comprehensive income (loss) and reported in the consolidated and combined statements of changes in equity. Reclassifications are then made from other comprehensive income (loss) to foreign currency adjustments on the consolidated and combined statements of operations in an amount equal to the change in the dollar value of foreign denominated debt, which results in the full offset of the change in the dollar value of such debt based on the changes in the exchange rate during the period. The result was other comprehensive income of $16 million and $4 million for the year ended May 31, 2004 and 2003, respectively, net of the reclassification of $15 million and $85 million, respectively, from other comprehensive income (loss) to the foreign currency adjustments line item on the consolidated and combined statements of operations. No amount related to ineffectiveness was recorded in the consolidated and combined statements of operations for the years ended May 31, 2004 and 2003. Cost of funds includes $8 million of expense related to net cash settlements for cross currency exchange agreements that qualify as effective hedges for the years ended May 31, 2004 and 2003.

The following chart provides details of CFC’s outstanding cross currency and cross currency interest rate exchange agreements at May 31, 2004 and 2003.

		Notional Principal Amount

		U.S. Dollars(4)				Foreign Currency
	Original
(Currency amounts in thousands)	Exchange	May 31,		May 31,		May 31,	May 31,
Maturity Date	Rate	2004		2003		2004	2003

December 10, 2003	1.139	$—		$438,850	(3)	—	500,000 EU (1)
February 24, 2006	0.8969	390,250		390,250		350,000 EU (1)	350,000 EU (1)
July 7, 2006	1.506	282,200	(3)	—		425,000 AUD (2)	—
March 14, 2007	1.153	433,500	(3)	433,500	(3)	500,000 EU (1)	500,000 EU (1)

(1)	EU — Euros
(2)	AUD — Australian dollars
(3)	These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate or from a foreign denominated variable rate to a U.S. dollar denominated variable rate.
(4)	Amounts in the chart represent the U.S. dollar value at the initiation of the exchange agreement. At May 31, 2004 and 2003, one U. S. dollar was the equivalent of 0.820 and 0.850 Euros, respectively. One U. S. dollar was the equivalent of 1.398 Australian dollars at May 31, 2004.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Rating Triggers

CFC has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. CFC’s rating triggers are based on its senior unsecured credit rating from Standard & Poor’s Corporation and Moody’s Investors Service. At May 31, 2004, there are rating triggers associated with $12,061 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If CFC’s rating from Moody’s Investors Service falls to Baa1 or CFC’s rating from Standard & Poor’s Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,754 million. If CFC’s rating from Moody’s Investors Service falls below Baa1 or CFC’s rating from Standard & Poor’s falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $10,307 million.

At May 31, 2004, CFC had a derivative fair value of $14 million, comprised of $48 million that would be due to CFC and $34 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated and a derivative fair value of $271 million, comprised of $335 million that would be due to CFC and $64 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

(8) Members’ Subordinated Certificates

Membership Subordinated Certificates

To join CFC and to establish eligibility to borrow, CFC members (other than service organizations and associates) are required to execute agreements to subscribe to membership subordinated certificates. Such certificates are interest-bearing, unsecured, subordinated debt of CFC. CFC is authorized to issue membership subordinated certificates without limitation as to the total principal amount.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Certificates currently purchased in conjunction with loans are generally non-interest bearing. CFC’s policy regarding the purchase of loan subordinated certificates requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% of the loan for distribution systems, 7% of the loan for power supply systems and 10% of the loan for all other systems. For non-standard credit facilities, the borrower is required to purchase interest bearing certificates in amounts determined appropriate by CFC based on the circumstances of the transaction.

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with CFC’s guarantee program vary in accordance with applicable CFC policy. Members may be required to purchase noninterest-bearing debt service reserve subordinated certificates in connection with CFC’s guarantee of long-term tax-exempt bonds (see Note 12). CFC pledges proceeds from the sale of such certificates to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued. These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

Information with respect to members’ subordinated certificates at May 31 is as follows:

	2004		2003

		Weighted		Weighted
	Amounts	Average	Amounts	Average
	Outstanding	Interest Rate	Outstanding	Interest Rate
(Dollar amounts in thousands)
Number of subscribing members	897		898

Membership subordinated certificates:
Certificates maturing 2020 through 2095	$628,282		$627,106
Subscribed and unissued	21,627		16,666

Total membership subordinated certificates	649,909	4.88%	643,772	4.90%

Loan and guarantee subordinated certificates:
3% certificates maturing through 2040	115,735		115,735
2% to 14% certificates maturing through 2039	177,387		208,105
Noninterest-bearing certificates maturing through 2039	661,651		687,370
Subscribed and unissued	60,476		53,315

Total loan and guarantee subordinated certificates	1,015,249	1.29%	1,064,525	1.47%

Total members’ subordinated certificates	$1,665,158	2.69%	$1,708,297	2.76%

Member subordinated certificates generally mature in 100 years from issuance. Loan and guarantee subordinated certificates have the same maturity as the related long-term loan. Some certificates may also amortize annually based on the outstanding loan balance.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(9)     Minority Interest

At May 31, 2004, CFC reported minority interests of $21 million on the consolidated balance sheet. Minority interest represents the interest of other parties in RTFC and NCSC. The members of RTFC and NCSC own or control 100% of the interest in the respective company. CFC implemented FIN 46(R) on June 1, 2003 which required CFC to consolidate the results of operations and financial condition of RTFC and NCSC even though CFC has no financial interest or voting control over either company.

On June 1, 2003, a total of $20 million of RTFC equity was reclassified from the combined equity at May 31, 2003 and added to minority interest. During the year ended May 31, 2004, the balance of minority interest — RTFC and NCSC members’ equity has been adjusted by minority interest — RTFC and NCSC net margins and retirements of prior years’ allocated margins to the RTFC members.

(10)     Equity

CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net margin to its members. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At that time, CFC’s board of directors allocates its net margin to its members in the form of patronage capital and to board approved reserves. Currently, CFC has two such board approved reserves, the education fund and the members’ capital reserve. CFC allocates a small portion, less than 1%, of net margin annually to the education fund as required by cooperative law. Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state. The board of directors determines the amount of net margin that is allocated to the members’ capital reserve, if any. The members’ capital reserve represents margins that are held by CFC to increase equity retention. The margins held in the members’ capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by CFC’s board of directors. All remaining net margin is allocated to CFC’s members in the form of patronage capital. CFC bases the amount of net margin allocated to each member on the members’ patronage of the CFC lending programs in the year that the net margin was earned. Members recognize allocations in the form of patronage capital as income when allocated by CFC. There is no impact on CFC’s total equity as a result of allocating margins to members in the form of patronage capital or to board approved reserves. CFC’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years. CFC’s total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board approved reserves. CFC adjusts the net margin it allocates to its members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52.

In July 2002, CFC’s board of directors approved the reclassification of the total retained and unallocated margins of $21 million to the members’ capital reserve. In July 2003, CFC’s board of directors authorized the allocation of $52 million of the net margin for fiscal year 2003 to the members’ capital reserve. CFC’s board of directors authorized the retirement of $71 million of allocated margins in July 2003, representing 70% of the allocated margin for fiscal year 2003 and one-ninth of the allocated margins for fiscal years 1991, 1992 and 1993. This amount was retired in August 2003. Under current policy, the remaining 30% of the fiscal year 2003 allocated margin will be retained by CFC and used to fund operations for 15 years and then may be retired. The retirement of allocated margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008. After that time and under current policy, retirements will be comprised of the 70% of allocated margins from the prior year as approved by the board of directors and the remaining portion of allocated margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter). The $71 million retired by CFC in August 2003 included $19 million to RTFC.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In July 2004, CFC’s board of directors authorized the allocation of $0.8 million to the education fund, $80 million to members in the form of patronage capital and $42 million to the members’ capital reserve. In July 2004, CFC’s board of directors also authorized the retirement of allocated margins totaling $69 million, representing 70% of the fiscal year 2004 allocated margin and one-ninth of the fiscal years 1991, 1992 and 1993 allocated margins. This amount will be returned to members at the end of August 2004. Future allocations and retirements of margins will be made annually as determined by CFC’s board of directors with due regard for CFC’s financial condition. The board of directors for CFC has the authority to change the policy for allocating and retiring net margins at any time, subject to applicable cooperative law.

At May 31, 2004 and 2003, the total equity included the following components:

	May 31,

	2004	2003
(Dollar amounts in thousands)
Membership fees	$993	$1,506
Education fund	1,322	1,935
Members’ capital reserve	131,296	89,772
Allocated net margin	351,621	361,163
Unallocated margin(1)	(2,106)	—

Total members’ equity	483,126	454,376
Prior year cumulative derivative forward value and foreign currency adjustments(2)	523,223	9,231
Current period derivative forward value(2)(3)	(233,197)	757,212
Current period foreign currency adjustments(2)	(65,310)	(243,220)

Total retained equity	707,842	977,599
Accumulated other comprehensive loss(2)	(12,108)	(46,763)

Total equity	$695,734	$930,836

(1)	NCSC equity is included in consolidated equity rather than minority interest since it is currently in a deficit equity position and therefore represents a charge to CFC.
(2)	Items related to the adoption of SFAS 133 and adjustments to value debt denominated in foreign currencies at the reporting date.
(3)	Represents total derivative forward value loss excluding NCSC derivative forward value gain of $4 million for the year ended May 31, 2004, which is included in members’ equity.

(11)     Employee Benefits

CFC is a participant in the National Rural Electric Cooperative Association (“NRECA”) Retirement and Security Program. This program is available to all qualified CFC employees. Under the program, participating employees are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the program. CFC contributed $2.5 million, $2.2 million and $1.6 million to the Retirement and Security Program during fiscal years 2004, 2003 and 2002. Funding requirements that are billed are charged to general and administrative expenses on a monthly basis. This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Economic Growth and Tax Relief Act of 2001 set a limit of $205,000 for calendar year 2004 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has adopted a Pension Restoration Plan administered by NRECA. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

CFC will pay such additional benefits to the covered employee through two components of the Pension Restoration Plan, a Severance Pay Plan and a Deferred Compensation Plan. Under the Severance Pay Plan, the employee is paid an amount equal to the lost pension benefits but not to exceed twice the employee’s annual compensation for the prior year. The benefit must be paid within 24 months of termination of employment. To the extent that the Severance Pay Plan cannot pay all of the lost pension benefits, the remainder will be paid under a Deferred Compensation Plan, which will be paid out in a lump sum or in installments of up to 60 months.

As of December 31, 2003, the NRECA retirement and security program meets the ERISA standards for a funded plan and CFC was current with regard to its obligations to NRECA, the plan provider.

CFC recognizes in current year margin any expected payouts for post-retirement benefits (other than pensions) as a result of current service. Post-retirement benefits include, but are not limited to, health and welfare benefits provided after retirement. While CFC allows retired employees to participate in its medical and life insurance plans, the retirees must do so at their own expense.

CFC offers a 401(k) defined contribution savings program to all employees that have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. Beginning on January 1, 2003, CFC contributes an amount up to 3% of an employee’s salary each year for all employees participating in the program. Prior to that time, CFC’s contribution percentage was 2%. During the years ended May 31, 2004, 2003 and 2002, CFC contributed $0.5 million, $0.4 million and $0.3 million, respectively, under the program.

(12)     Guarantees

CFC guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as CFC performs under its guarantee. At May 31, 2004 and 2003, CFC had recorded a guarantee liability totaling $19 million and $54 million, respectively, which represents CFC’s contingent and non-contingent exposure related to its guarantees of its members’ debt obligations. CFC’s contingent guarantee liability at May 31, 2004 and 2003 totaled $19 million and $53 million, respectively, based on management’s estimate of CFC’s exposure to losses within the guarantee portfolio. CFC uses factors such as internal borrower risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of less than $1 million at May 31, 2004 and $1 million at May 31, 2003 relates to CFC’s non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. CFC’s non-contingent obligation is estimated based on guarantee fees charged by CFC, as CFC believes this to be a good estimate of the fair value of its obligation to stand ready to perform. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. CFC has recorded a non-contingent obligation for all new guarantees since January 1, 2003 in accordance with FIN 45. CFC received and deferred fees of $0.5 million and $0.8 million for each of the periods from January 1, 2003 to May 31, 2003 and for the year ended May 31, 2004, respectively, related to new

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

guarantees issued during the periods. The following chart summarizes CFC’s total guarantees by type and member class at May 31, 2004 and 2003.

	2004	2003
(Dollar amounts in thousands)
Long-term tax exempt bonds(1)	$780,940	$899,420
Debt portions of leveraged lease transactions(2)	14,838	34,105
Indemnifications of tax benefit transfers(3)	159,745	184,605
Letters of credit(4)	307,518	314,114
Other guarantees(5)	68,258	471,312

Total	$1,331,299	$1,903,556

Total by member class:
Distribution	$60,672	$77,725
Power supply	1,130,379	1,220,795
Statewide and associate	111,195	600,036

Subtotal electric systems	1,302,246	1,898,556
Telecommunications systems	—	5,000
Other	29,053	—

Total	$1,331,299	$1,903,556

(1)	The maturities for this type of guarantee run through 2026. CFC has guaranteed debt issued in connection with the construction or acquisition by CFC members of pollution control, solid waste disposal, industrial development and electric distribution facilities. CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of default by a system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system’s reimbursement obligation.

Of the amounts shown above, $725 million and $829 million as of May 31, 2004 and 2003, respectively, are adjustable or floating/ fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC’s maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of May 31, 2004, CFC’s maximum potential exposure for the $56 million of fixed rate tax-exempt bonds is $72 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC’s exposure to future interest payments on these bonds. CFC’s maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)	The maturities for this type of guarantee run through 2007. CFC guarantees the rent obligation of its members to a third party. In addition, prior to fiscal year 2004, CFC guaranteed debt issued by NCSC in connection with leveraged lease transactions. Due to the consolidation of NCSC effective June 1, 2003, these guarantees were eliminated and the related obligation is reported on a consolidated basis with CFC. The amounts shown as of May 31, 2003 include amounts that represent loans from NCSC to a trust for the benefit of an industrial or financial company for the purchase of a power plant or utility equipment that was subsequently leased to a NCSC. These loans were funded as either a direct loan from CFC or a private debt placement guaranteed by CFC. As of May 31, 2004, CFC’s maximum potential exposure for guaranteed principal and interest is $17 million. This amount is secured by the property leased, the owner’s rights as lessor and, in some instances, all assets of the lessee.

(3)	The maturities for this type of guarantee run through 2015. CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. In the event of default by a

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

(4)	The maturities for this type of guarantee run through 2017. Additionally, letters of credit totaling $13 million at May 31, 2004 have a term of one year and automatically extend for a period of one year unless CFC cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). CFC issues irrevocable letters of credit to support members’ obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw. Interest would accrue from the date of the draw at CFC’s line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys’ fees. As of May 31, 2004, CFC’s maximum potential exposure is $308 million, of which $246 million is secured. Security provisions include a mortgage lien on all of the system’s assets, future revenues, and the system’s commercial paper invested at CFC. In addition to the letters of credit listed in the table above, under master letter of credit facilities, CFC may be required to issue up to an additional $121 million in letters of credit to third parties for the benefit of its members at May 31, 2004. At May 31, 2003, this amount was $92 million.

(5)	The maturities for this type of guarantee run through 2025. CFC provides other guarantees as required by its members. In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC’s general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system’s reimbursement obligation. Of CFC’s maximum potential exposure for guaranteed principal and interest totaling $68 million at May 31, 2004, $8 million is secured by a mortgage lien on all of the system’s assets and future revenues and the remaining $60 million is unsecured. At May 31, 2003, CFC had unconditionally guaranteed commercial paper issued by NCSC in the amount of $284 million. Effective June 1, 2003, NCSC’s financial results are consolidated with those of CFC, therefore all guarantees associated with NCSC obligations have been eliminated and the related obligation is reported on a consolidated basis with CFC.

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

The following table details the scheduled reductions of CFC’s outstanding guarantees in each of the fiscal years following May 31, 2004:

Amount
(Dollar amounts in thousands)

2005	$246,877
2006	123,306
2007	109,848
2008	82,091
2009	81,108
Thereafter	688,069

Total	$1,331,299

CFC charges an annual fee related to the majority of its guarantees. During each of the years ended May 31, 2004, 2003 and 2002, CFC earned $1 million in fees related to guarantees.

At May 31, 2004 and 2003, CFC had a total of $122 million and $94 million of guarantees, representing 9% and 5% of total guarantees, respectively, under which its right of recovery from its members was not secured.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(13)     Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS 107, Disclosure about Fair Value of Financial Instruments. Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 2004 and 2003, along with other valuation methodologies which are summarized below. The estimated fair value information presented is not necessarily indicative of amounts CFC could realize currently in a market sale since CFC may be unable to sell such instruments due to contractual restrictions or to the lack of an established market. The estimated market values have not been updated since May 31, 2004; therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming collateral trust bonds and subordinated deferrable debt under early redemption provisions and allowing borrowers to prepay their loans, CFC has held and intends to hold all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 2004 and 2003.

Cash and Cash Equivalents

Includes cash and certificates of deposit with remaining maturities of less than 90 days, which are valued at the carrying value.

Loans to Members

Fair values are estimated by discounting the future cash flows using the CFC current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with different risk characteristics, specifically non-performing and restructured loans, are valued using a discount rate commensurate with the risk involved. Loans with interest rate repricing scheduled within 90 days of year end are valued at cost, which approximates fair value. Variable rate loans are valued at cost, which approximates fair value since CFC has the option to reset rates every 30 days.

Receivables and debt service reserve funds

CFC considers the carrying value of receivables and debt service reserve funds to be equal to fair value. Interest is billed to members on a quarterly basis and with the exception of non-performing borrowers, payments are typically received on time. In most cases, CFC does not accrue interest on non-performing borrowers, thus no amounts due from non-performing borrowers would be included in the receivables balance. Debt service reserve funds represent cash or short-term investments on deposit with the trustee of CFC’s collateral trust bonds and thus carrying value is considered to be equal to fair value.

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

Long-Term Debt

Long-term debt consists of collateral trust bonds, medium-term notes and long-term notes payable. The fair value of long-term debt is estimated based on published bid prices or dealer quotes or is estimated using quoted market prices for similar securities when no market quote is available and based on current exchange rates for long-term debt denominated in a foreign currency. Long-term debt with a variable interest rate is valued at cost, which approximates fair value since rates adjust based on a market index every 30 days.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Subordinated Deferrable Debt

The fair value of subordinated deferrable debt is estimated based on published market prices.

Members’ Subordinated Certificates

As it is impracticable to develop a discount rate that measures fair value, subordinated certificates have not been valued. Members’ subordinated certificates are extended long-term obligations of CFC; many have original maturities of 70 to 100 years. These certificates are issued to CFC’s members as a condition of membership or as a condition of obtaining loan funds or guarantees and are non-transferable. As these certificates were not issued primarily for their future payment stream but mainly as a condition of membership and to receiving future loan funds, there is no ready market from which to obtain fair value quotes.

Interest Rate, Cross Currency and Cross Currency Interest Rate Exchange Agreements

As a result of adopting SFAS 133 in fiscal year 2002, derivative instruments are recorded in the consolidated and combined balance sheets at fair value. The fair value of the interest rate and cross currency interest rate exchange agreements is estimated taking into account the expected future market rate of interest and the current creditworthiness of the exchange counterparties. The fair value of cross currency interest rate exchange agreements additionally takes into account the expected future currency exchange rate. The fair value of the cross currency exchange agreements is estimated taking into account the expected future currency exchange rate and the current creditworthiness of the exchange counterparties.

Commitments

The fair value is estimated as the carrying value, or zero. Extensions of credit under these commitments, if exercised, would result in loans priced at market rates.

Guarantees

It is impracticable to supply fair value information related to guarantees based on market comparisons as there is no other company that provides guarantees to rural electric utility companies from which to obtain market rate information. Additionally, the demand for CFC guarantees has been insignificant in the last few years. The fair value of CFC’s guarantees shown below is based on the amount recorded as a guarantee liability which represents CFC’s contingent and non-contingent exposure related to its guarantees. CFC’s contingent guarantee liability is based on management’s estimate of CFC’s exposure to losses within the guarantee portfolio. CFC’s non-contingent guarantee liability is estimated based on guarantee fees received for guarantees issued since January 1, 2003, which represents management’s estimate of the fair value of its obligation to stand ready to perform. CFC charges guarantee fees based on the specifics of each individual transaction.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Carrying and fair values as of May 31, 2004 and 2003 are presented as follows:

	2004		2003

	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollar amounts in thousands)
Assets:
Cash and cash equivalents	$140,307	$140,307	$138,872	$138,872
Loans to members, net	19,914,584	18,285,544	18,972,878	18,590,420
Cash flow interest rate exchange agreements	97,579	97,579	40	40
Cash flow cross currency interest rate exchange agreements	37,985	37,985	—	—
Fair value interest rate exchange agreements	220,745	220,745	798,804	798,804
Fair value cross currency interest rate exchange agreements	221,184	221,184	361,400	361,400
Liabilities:
Notes payable(1)	5,990,039	5,983,502	5,046,978	5,048,998
Long-term debt(1)	12,009,182	12,473,238	12,050,119	13,356,049
Guarantee liability(2)	19,184	19,184	53,595	53,595
Cash flow interest rate exchange agreements	117,428	117,428	349,187	349,187
Cash flow cross currency interest rate exchange agreements	—	—	5,594	5,594
Fair value interest rate exchange agreements	12,487	12,487	—	—
Subordinated deferrable debt	550,000	541,765	650,000	685,640
Off-balance sheet instruments:
Commitments	—	—	—	—

(1) Prior to reclassification of notes payable supported by the revolving credit agreements to long-term debt.

(2)	The carrying value represents CFC’s exposure related to its guarantees and therefore will not equal total guarantees shown in Note 12.

(14)     Contingencies

(a) At May 31, 2004, CFC had non-performing loans in the amount of $341 million outstanding and at May 31, 2003, CFC had no non-performing loans outstanding. During fiscal year 2004, 2003 and 2002, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income. The effect of not accruing interest on non-performing loans was a decrease in interest income of $0.2 million, $24 million and $21 million for the years ended May 31, 2004, 2003 and 2002, respectively. A total of $340 million of loans were reclassified to non-performing on May 31, 2004. The $340 million of loans had been classified as performing and on accrual status prior to May 31, 2004.

At May 31, 2004 and 2003, CFC had restructured loans in the amount of $618 million and $629 million, respectively. At May 31, 2004 and 2003, all restructured loans were on non-accrual status with respect to the recognition of interest income. No interest income was accrued on restructured loans for the year ended May 31, 2004 compared to a total of $28 million and $38 million of interest accrued on restructured loans during the years ended May 31, 2003 and 2002, respectively. The effect of not accruing interest income at the stated rates on restructured loans was a decrease in interest income of $23 million, $4 million and $29 million for the years ended May 31, 2004, 2003 and 2002, respectively.

(b) CFC classified $959 million and $629 million of loans as impaired pursuant to the provisions of SFAS 114 and SFAS 118 at May 31, 2004 and 2003, respectively. CFC reserved $233 million and $164 million

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

of the loan loss allowance for such impaired loans at May 31, 2004 and May 31, 2003, respectively. The amount of loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. CFC did not accrue interest income on loans classified as impaired during the year ended May 31, 2004. CFC accrued interest income totaling $28 million and $38 million on loans classified as impaired during the years ended May 31, 2003 and 2002, respectively. The average recorded investment in impaired loans for the years ended May 31, 2004, 2003 and 2002 was $626 million, $1,176 million and $1,523 million, respectively.

CFC updates impairment calculations on a quarterly basis. Since a borrower’s original contract rate typically includes a variable rate component, calculated impairment will vary with changes to CFC’s variable rate, independent of a borrower’s underlying economic condition. In addition, the calculated impairment for a borrower will fluctuate based on changes to certain assumptions. Changes to assumptions include, but are not limited to the following:

• court rulings,
• changes to collateral values, and
• changes to expected future cash flows both as to timing and amount.

(c) At May 31, 2004 and 2003, CFC had a total of $618 million and $628 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative located in Denton County, TX, that provides retail electric service to residential and business customers in an area where there has been significant residential and commercial growth in and adjacent to its current service territory over the last few years. CoServ adopted a strategy to provide a broad range of utility and other related services to consumers both in its service territory and the newly developing areas adjacent to its service territory. The non-electric services were provided through its controlled affiliates, which were funded primarily through advances from CoServ, and included natural gas, home-security, cable television and a variety of telecommunications services. CoServ also made substantial loans to and equity investments in residential and commercial real estate development projects. CFC’s loans to CoServ were secured by assets and revenues of the electric distribution system, real estate notes receivable, real estate properties and telecommunications assets. There is competition for substantially all services provided in the CoServ service territory.

All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at May 31, 2004 and 2003 represented 2.8% and 2.9%, respectively, of CFC’s total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, CFC has restructured its loans to CoServ. CoServ is scheduled to make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC. As of May 31, 2004, no amounts have been advanced to CoServ under this loan facility. To date, CoServ has made all payments required under the restructure agreement. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up after December 13, 2007 and for $405 million plus an interest payment true up after December 13, 2008.

CoServ and CFC now have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC’s legal claim against CoServ will now be limited to CoServ’s performance under the terms of the bankruptcy settlement.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Based on its analysis, CFC believes that it is adequately reserved for the estimated probable loss on its loan to CoServ at May 31, 2004.

(d) VarTec Telecom, Inc. (“VarTec”) is a telecommunications borrower of CFC located in TX. VarTec provides discount long-distance service throughout the U.S. using a platform commonly known as dial-around service and also offers competitive local exchange carrier (“CLEC”) services and other telecommunications products through direct marketing and multilevel marketing. VarTec does not own network assets for the provision of local services, but rather leases network facilities from incumbent, facilities-based, local exchange carriers (“LECs”) at wholesale rates. In addition, VarTec also offers other resale services to a lesser degree including wireless, digital subscriber lines (“DSL”), paging and satellite radio.

Currently, there is significant competition in both of VarTec’s primary businesses, dial-around long-distance service and as a CLEC. This competition has resulted in a significant reduction to the cashflow generated by VarTec. In addition, on a prospective basis, recent court rulings have given the incumbent LEC network owners more control of the prices they can charge to companies leasing elements of the network, which will most likely result in an increase to the cost of operating as a CLEC that leases network capacity.

VarTec is engaged in binding arbitration with Teleglobe, Inc. (“Teleglobe”), in connection with VarTec’s acquisition of Teleglobe subsidiaries. The subsidiary acquisition was financed with approximately $227 million of unsecured notes issued by VarTec to Teleglobe. Teleglobe contends that VarTec is in payment default with regard to the notes, while VarTec contends that Teleglobe breached its agreement with VarTec and that VarTec has significant offset and recoupment rights relative to the breach. The arbitration is expected to be completed no sooner than late August 2004. The outcome of the arbitration is unknown.

At May 31, 2004, CFC had a total of $340 million of loans outstanding to VarTec. On May 31, 2004, CFC classified all loans to VarTec as non-performing. CFC’s exposure to VarTec is secured under a mortgage on substantially all of its assets. VarTec was current with respect to debt service payments to CFC at May 31, 2004. However, VarTec has informed CFC that it will not be able to meet the principal portion of the debt service payments due on August 31, 2004 and November 30, 2004. Failure to make such payments constitutes an event of default under the credit agreement. CFC believes it is doubtful that VarTec can continue to make regularly scheduled payments of principal as and when due under the existing credit agreement. As of June 1, 2004, CFC has placed the loans to VarTec on non-accrual status with respect to the recognition of interest income. CFC is currently in negotiations with VarTec regarding future payments on the outstanding debt, as well as other terms and conditions of the lending relationship.

At May 31, 2004, CFC believes that it is adequately reserved against its exposure to VarTec.

(e) Innovative Communication Corporation (“ICC”) is a diversified telecommunications company headquartered in St. Croix, United States Virgin Islands (“USVI”). In the USVI, through its subsidiaries, ICC provides wire line local and long-distance telephone services. Cable television service is provided to subscribers in the USVI and a number of other islands located in the eastern and southern Caribbean and mainland France. ICC also owns the local newspaper based in St. Thomas, USVI and operates a public access television station that serves the USVI.

As of May 31, 2004, CFC, through RTFC, had $552.7 million in loans outstanding to ICC. RTFC’s collateral for the loans includes (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

ICC, (ii) a direct pledge of 100% of the voting stock of ICC’s USVI local exchange carrier subsidiary, (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC’s other operating subsidiaries, and (iv) a personal guaranty of the loans from ICC’s indirect majority shareholder and chairman.

On June 1, 2004, RTFC filed a lawsuit in the Eastern District Court of Virginia against ICC for failure to comply with the terms of the loan agreement. The complaint was amended by RTFC on July 20, 2004 to allege additional loan agreement defaults by ICC and to demand immediate full repayment of ICC’s total outstanding debt including all principal, interest and fees. On August 3, 2004, ICC filed its amended answer and counterclaims, in which it denies that it is in default of the loan agreement, and asserts a counterclaim seeking the reformation of the loan agreement to conform to a 1989 settlement agreement among the Virgin Islands Public Services Commission, ICC’s predecessor, and RTFC, in a manner that ICC contends would relieve it of some of the defaults alleged in the amended complaint.

As of May 31, 2004, ICC was current on all its scheduled monthly payments to CFC and all loans are currently on accrual status with respect to the recognition of interest income. RTFC and ICC have agreed that, during the pendency of the litigation, (i) RTFC will bill ICC for regularly scheduled loan payments, calculated at pre-default levels of principal and interest, (ii) ICC may make such payments to RTFC, and (iii) RTFC may accept and apply such payments to the loans, without prejudice to either party’s rights, defenses or claims in the pending litigation, under the loan documents or otherwise.

At May 31, 2004, CFC believes that it is adequately reserved for its exposure to ICC.

(15)     Segment Information

Prior to June 1, 2003, CFC combined operations with RTFC and operated in two business segments — rural electric lending and rural telecommunications lending. Upon adoption of FIN 46(R), as of June 1, 2003, CFC now consolidates NCSC and RTFC and operates in three business segments — rural electric lending, rural telecommunications lending and other lending. The financial information for these segments provides a breakout of the consolidated and combined statements of operations that reflects the full gross margin earned on each segment’s loan portfolio and a breakout of the consolidated and combined balance sheets that reflects the total assets in each segment. The electric segment is comprised of loans to electric members and foreclosed assets which were received as a result of the settlement of electric loans. The telecommunications segment is comprised of loans to telecommunications members. The other segment is comprised of the loans to electric consumers, loans to the for-profit subsidiaries of members and other items not included in the electric or telecommunications segments. The cost of funding, derivative cash settlements, derivative forward value and foreign currency adjustments are allocated to each segment based on CFC’s current matched funding and risk management practices. Operating expenses are allocated based on the cost reported for each segment. The breakout of loans outstanding represents actual loans outstanding for each segment. The loan loss provision and ending loan loss allowance balance are allocated to each segment based on CFC’s loan loss methodology. All other assets except for foreclosed assets are allocated based on total average loan volume. Using the methodology described above, financial information reported for net margin, total assets and loans outstanding for the telecommunications and other segment will not agree with the net margin, total assets and loans outstanding reported for RTFC and NCSC as stand-alone entities. Prior period amounts have not been restated to include the other lending segment.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following chart contains consolidated and combined statements of operations for the years ended May 31, 2004, 2003, and 2002 and consolidated and combined balance sheets as of May 31, 2004, 2003, and 2002.

	For the year ended May 31, 2004

	Electric	Telecommunications
	Systems	Systems	Other	Total
(Dollar amounts in thousands)
Income statement:
Operating income	$682,199	$307,305	$16,016	$1,005,520
Cost of funds	(662,386)	(245,252)	(6,590)	(914,228)

Gross margin	19,813	62,053	9,426	91,292
Operating expenses:
General and administrative expenses	(35,168)	(4,267)	(957)	(40,392)
Recovery (provision) for loan losses	98,538	(145,927)	(7,532)	(54,921)
Recovery (provision) for guarantee losses	1,152	66	(367)	851

Total operating expenses	64,522	(150,128)	(8,856)	(94,462)

Results of operations of foreclosed assets	3,818	—	—	3,818
Impairment loss on foreclosed assets	(10,877)	—	—	(10,877)

Total loss on foreclosed assets	(7,059)	—	—	(7,059)
Derivative cash settlements	82,064	26,118	1,905	110,087
Derivative forward value	(170,804)	(54,362)	(3,966)	(229,132)
Foreign currency adjustments	(48,685)	(15,495)	(1,130)	(65,310)

Total loss on derivative and foreign currency adjustments	(137,425)	(43,739)	(3,191)	(184,355)

Operating loss	(60,149)	(131,814)	(2,621)	(194,584)
Income tax expense	(35)	(217)	(3,565)	(3,817)
Minority interest — RTFC and NCSC net margin	—	(1,989)	—	(1,989)
Cumulative effect of change in accounting principle	—	—	22,369	22,369

Net (loss) margin	$(60,184)	$(134,020)	$16,183	$(178,021)

Assets:
Loans to members	$15,523,129	$4,643,008	$322,386	$20,488,523
Less: Allowance for loan losses	(234,533)	(309,655)	(29,751)	(573,939)

Loans to members, net	15,288,596	4,333,353	292,635	19,914,584
Other assets	1,132,744	281,695	20,549	1,434,988

Total assets	$16,421,340	$4,615,048	$313,184	$21,349,572

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	For the year ended May 31, 2003

		Telecommunications
	Electric Systems	Systems	Total
(Dollar amounts in thousands)
Income statement:
Operating income	$726,384	$344,491	$1,070,875
Cost of funds	(652,991)	(277,856)	(930,847)

Gross margin	73,393	66,635	140,028
Operating expenses:
General and administrative expenses	(28,609)	(9,560)	(38,169)
Provision for loan losses	(5,777)	(37,294)	(43,071)
(Provision) recovery for guarantee losses	(25,330)	135	(25,195)

Total operating expenses	(59,716)	(46,719)	(106,435)
Results of operations of foreclosed assets	1,249	—	1,249
Impairment loss on foreclosed assets	(19,689)	—	(19,689)

Total loss on foreclosed assets	(18,440)	—	(18,440)
Derivative cash settlements	86,162	36,663	122,825
Derivative forward value	567,564	189,648	757,212
Foreign currency adjustments	(182,304)	(60,916)	(243,220)

Net margin	$466,659	$185,311	$651,970

Assets:
Loans to members	$14,541,701	$4,942,640	$19,484,341
Less: allowance for loan losses	(336,471)	(174,992)	(511,463)

Loans to members, net	14,205,230	4,767,648	18,972,878
Other assets	1,624,365	430,640	2,055,005

Total assets	$15,829,595	$5,198,288	$21,027,883

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	For the year ended May 31, 2002

		Telecommunications
	Electric Systems	Systems	Total
(Dollar amounts in thousands)
Income statement:
Operating income	$812,768	$373,765	$1,186,533
Cost of funds	(628,651)	(257,187)	(885,838)

Gross margin	184,117	116,578	300,695
Operating expenses:
General and administrative expenses	(27,593)	(9,919)	(37,512)
Provision for loan losses	(130,749)	(55,000)	(185,749)
Provision for guarantee losses	(13,400)	(200)	(13,600)

Total operating expenses	(171,742)	(65,119)	(236,861)
Derivative cash settlements	24,264	9,927	34,191
Derivative forward value	30,804	11,074	41,878
Foreign currency adjustments	(44,892)	(16,138)	(61,030)

Total gain on derivative and foreign currency adjustments	10,176	4,863	15,039

Operating margin	22,551	56,322	78,873
Cumulative effect of change in accounting principle	20,878	7,505	28,383

Net margin	$43,429	$63,827	$107,256

Assets:
Loans to members	$14,972,033	$5,075,076	$20,047,109
Less: allowance for loans losses	(339,542)	(138,800)	(478,342)

Loans to members, net	14,632,491	4,936,276	19,568,767
Other assets	590,343	212,225	802,568

Total assets	$15,222,834	$5,148,501	$20,371,335

(16)     Selected Quarterly Financial Data (Unaudited)

The results of operations for fiscal year 2004 include the consolidated accounts of CFC, RTFC, NCSC and certain entities controlled by CFC and created to hold foreclosed assets. The results of operations for fiscal year 2003 include the consolidated accounts of CFC and certain entities controlled by CFC and created to hold foreclosed assets, combined with RTFC.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Summarized results of operations for the four quarters of fiscal years 2004 and 2003 are as follows:

	Fiscal Year 2004
	Quarters Ended

	August 31	November 30	February 29	May 31	Total Year
(Dollar amounts in thousands)
Operating income	$255,275	$256,537	$246,874	$246,834	$1,005,520
Gross margin	29,900	22,282	21,399	17,711	91,292
Operating (loss) margin	(240,210)	83,760	96,188	(134,322)	(194,584)
Net (loss) margin prior to cumulative effect of change in accounting principle	(241,912)	82,221	95,146	(135,845)	(200,390)
Net (loss) margin	(219,543)	82,221	95,146	(135,845)	(178,021)

	Fiscal Year 2003
	Quarters Ended

	August 31	November 30	February 28	May 31	Total Year
(Dollar amounts in thousands)
Operating income	$279,126	$272,034	$260,376	$259,339	$1,070,875
Gross margin	44,935	33,640	30,500	30,953	140,028
Operating margin	213,589	34,867	246,457	157,057	651,970
Net margin	213,589	34,867	246,457	157,057	651,970