Form 10-K/A
period 2004-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2004-08-25
CIK 70502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The Registrant has no stock.

EXPLANATORY NOTE

This Form 10-K/A is being filed in order to correct certain typographical errors. This form 10-K/A amends and restates our Form 10-K for the year ended May 31, 2004, as filed with the Securities and Exchange Commission on August 20, 2004.

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

	For the year ended
	May 31,
			Increase/
	2004	2003	(Decrease)
(Dollar amounts in millions)
Operating income	$1,005	$1,071	$(66)
Cost of funds	(914)	(931)	17

Gross margin	91	140	(49)
Operating expenses:
General and administrative expenses	(41)	(38)	(3)
Provision for loan losses	(55)	(43)	(12)
Recovery (provision) for guarantee losses	1	(25)	26

Total operating expenses	(95)	(106)	11

Results of operations of foreclosed assets	4	1	3
Impairment loss on foreclosed assets	(11)	(20)	9

Total loss on foreclosed assets	(7)	(19)	12

Derivative cash settlements	110	123	(13)
Derivative forward value	(229)	757	(986)
Foreign currency adjustments	(65)	(243)	178

Total (loss) gain on derivative and foreign currency adjustments	(184)	637	(821)

Operating (loss) margin	(195)	652	(847)
Income tax expense	(3)	—	(3)
Minority interest — RTFC and NCSC net margin	(2)	—	(2)
Cumulative effect of change in accounting principle	22	—	22

Net (loss) margin	$(178)	$652	$(830)

TIER(1)	—	1.70

Adjusted TIER(2)	1.12	1.17

(1)	For the year ended May 31, 2004, CFC reported a net loss prior to the cumulative effect of change in accounting principle of $200 million, thus the TIER calculation results in a value below 1.00.
(2)	Adjusted to exclude the impact of the derivative forward value, foreign currency adjustments and minority interest from net margin and to include the derivative cash settlements in the cost of funds. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.

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
32.1 — Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 — Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

Item 4 on May 27, 2004 — Changes in Registrant’s Certifying Accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 25th day of August 2004.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

BY: /s/ SHELDON C. PETERSEN

Sheldon C. Petersen
Governor and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN Sheldon C. Petersen	Governor and Chief Executive Officer

/s/ STEVEN L. LILLY Steven L. Lilly	Senior Vice President and Chief Financial Officer

/s/ STEVEN L. SLEPIAN Steven L. Slepian	Vice President and Controller (Principal Accounting Officer)

Robert A. Caudle	President and Director

/s/ JAMES P. DUNCAN James P. Duncan	Vice President and Director

/s/ CLETUS CARTER Cletus Carter	Secretary-Treasurer and Director	August 25, 2004

/s/ ROGER ARTHUR Roger Arthur	Director

/s/ ROGER A. BALL Roger A. Ball	Director

/s/ DARLENE H. CARPENTER Darlene H. Carpenter	Director

/s/ J. MALLOY CHANDLER J. Malloy Chandler	Director

/s/ DAVID J. COWAN David J. Cowan	Director

Signature	Title	Date

/s/ GLENN ENGLISH Glenn English	Director

/s/ HAROLD FOLEY Harold Foley	Director

Steven J. Haaven	Director

/s/ CRAIG A. HARTING Craig A. Harting	Director

/s/ MARTIN HILLERT, JR. Martin Hillert, Jr.	Director

James A. Hudelson	Director

/s/ TERRYL JACOBS Terryl Jacobs	Director	August 25, 2004

/s/ TOM KIRBY Tom Kirby	Director

/s/ GALE RETTKOWSKI Gale Rettkowski	Director

/s/ RONALD P. SALYER Ronald P. Salyer	Director

/s/ DARRYL SCHRIVER Darryl Schriver	Director

Charles Wayne Whitaker	Director

/s/ BOBBY W. WILLIAMS Bobby W. Williams	Director

/s/ ERIC P. YOULD Eric P. Yould	Director

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

As of May 31, 2004, ICC was current on all its scheduled monthly payments to RTFC and all loans are currently on accrual status with respect to the recognition of interest income. RTFC and ICC have agreed that, during the pendency of the litigation, (i) RTFC will bill ICC for regularly scheduled loan payments, calculated at pre-default levels of principal and interest, (ii) ICC may make such payments to RTFC, and (iii) RTFC may accept and apply such payments to the loans, without prejudice to either party’s rights, defenses or claims in the pending litigation, under the loan documents or otherwise.

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