Form 10-Q
period 2004-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2004-10-14
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2004

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

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar amounts in thousands)

A S S E T S

August 31, 2004	May 31, 2004

Cash and cash equivalents	$313,949	$140,307

Loans to members	20,472,333	20,488,523
Less: Allowance for loan losses	(573,862)	(573,939)
Loans to members, net	19,898,471	19,914,584

Receivables	252,466	256,540

Fixed assets, net	42,376	42,688

Debt service reserve funds	93,182	84,236

Bond issuance costs, net	58,880	61,324

Foreclosed assets	176,967	247,660

Derivative assets	636,381	577,493

Other assets	22,616	24,740

	$21,495,288	$21,349,572

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar amounts in thousands)

L I A B I L I T I E S A N D E Q U I T Y

August 31, 2004	May 31, 2004

Notes payable, due within one year	$1,369,805	$1,340,039

Accrued interest payable	250,114	182,299

Long-term debt	16,658,524	16,659,182

Deferred income	58,987	63,865

Guarantee liability	18,762	19,184

Other liabilities	38,971	23,031

Derivative liabilities	130,627	129,915

Subordinated deferrable debt	550,000	550,000

Members' subordinated certificates:
Membership subordinated certificates	649,909	649,909
Loan and guarantee subordinated certificates	1,027,992	1,015,249
Total members' subordinated certificates	1,677,901	1,665,158

Minority interest - RTFC and NCSC members' equity	21,469	21,165

Equity:
Retained equity	728,461	707,842
Accumulated other comprehensive loss	(8,333)	(12,108)
Total equity	720,128	695,734

	$21,495,288	$21,349,572

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollar amounts in thousands)

For the Three Months Ended August 31, 2004 and 2003

Three Months Ended August 31,
2004	2003
Operating income	$247,125	$255,275
Cost of funds	(228,378)	(225,375)
Gross margin	18,747	29,900

Operating expenses:
General and administrative	(11,025)	(10,072)
Provision for loan losses	-	(3,286)
Recovery of guarantee losses	407	715
Total operating expenses	(10,618)	(12,643)

Results of operations of foreclosed assets	2,427	(1,028)
Impairment loss on foreclosed assets	-	(8,599)
Total gain (loss) on foreclosed assets	2,427	(9,627)

Derivative and foreign currency adjustments:
Derivative cash settlements	20,298	28,216
Derivative forward value	54,744	(361,311)
Foreign currency adjustments	5,140	85,255
Total gain (loss) on derivative and foreign currency
adjustments	80,182	(247,840)

Operating margin (loss)	90,738	(240,210)

Income tax expense	(195)	(1,090)
Margin (loss) prior to minority interest and cumulative
effect of change in accounting principle	90,543	(241,300)

Minority interest - RTFC and NCSC net margin	(353)	(612)

Margin (loss) prior to cumulative effect of change in
accounting principle	90,190	(241,912)

Cumulative effect of change in accounting principle	-	22,369

Net margin (loss)	$90,190	$(219,543)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Dollar Amounts in Thousands)

For the Three Months Ended August 31, 2004 and 2003

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Margin	Fund	Reserve	Fund	Other
Quarter ended August 31, 2004:
Balance as of May 31, 2004	$695,734	$(12,108)	$707,842	$993	$222,610	$1,322	$131,296	$497	$351,124
Patronage capital retirement	(69,269)	-	(69,269)	-	-	-	-	-	(69,269)
Operating margin	90,738	-	90,738	-	90,738	-	-	-	-
Accumulated other
comprehensive income	3,775	3,775	-	-	-	-	-	-	-
Income tax expense	(195)	-	(195)	-	(195)	-	-	-	-
Minority interest - RTFC and
NCSC net margin	(353)	-	(353)	-	(353)	-	-	-	-
Other	(302)	-	(302)	-	-	(302)	-	-	-
Balance as of May 31, 2004	$720,128	$(8,333)	$728,461	$993	$312,800	$1,020	$131,296	$497	$281,855

Quarter ended August 31, 2003:
Balance as of May 31, 2003	$930,836	$(46,763)	$977,599	$1,506	$523,223	$1,935	$89,772	$498	$360,665
Patronage capital retirement	(70,576)	-	(70,576)	-	-	-	-	-	(70,576)
Operating loss	(240,210)	-	(240,210)	-	(240,210)	-	-	-	-
Accumulated other
comprehensive income	9,983	9,983	-	-	-	-	-	-	-
Income tax expense	(1,090)	-	(1,090)	-	(1,090)	-	-	-	-
Minority interest - RTFC and
NCSC net margin	(612)	-	(612)	-	(612)	-	-	-	-
Cumulative effect of change in
accounting principle	22,369	-	22,369	-	22,369	-	-	-	-
Reclass to RTFC members equity	(19,908)	-	(19,908)	(512)	-	(790)	-	-	(18,606)
Other	(800)	-	(800)	2	3	(215)	(1)	-	(589)
Balance as of August 31, 2003	$629,992	$(36,780)	$666,772	$996	$303,683	$930	$89,771	$498	$270,894

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

For the Three Months Ended August 31, 2004 and 2003

2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin (loss)	$90,190	$(219,543)
Add (deduct):
Amortization of deferred income	(4,621)	(7,430)
Amortization of bond issuance costs and deferred charges	3,770	3,793
Depreciation	716	795
Provision for loan losses	-	3,286
Recovery of guarantee losses	(407)	(715)
Results of operations of foreclosed assets	(2,427)	1,028
Impairment loss on foreclosed assets	-	8,599
Derivative forward value	(54,744)	361,311
Foreign currency adjustments	(5,140)	(85,255)
Cumulative effect of change in accounting principle	-	(22,369)
Changes in operating assets and liabilities:
Receivables	2,729	(16,592)
Accrued interest payable	67,814	53,957
Other	15,242	2,640

Net cash provided by operating activities	113,122	83,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(1,547,023)	(1,256,788)
Principal collected on loans	1,563,136	867,300
Net investment in fixed assets	(404)	(599)
Net cash provided by foreclosed assets	73,120	3,560
Cash assumed through consolidation	-	4,564
Net cash provided by (used in) investing activities	88,829	(381,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, net	1,007,796	868,769
Proceeds from issuance of long-term debt, net	59,339	342,581
Payments for retirement of long-term debt	(1,033,757)	(796,114)
Proceeds from issuance of members' subordinated certificates	14,847	18,362
Payments for retirement of members' subordinated certificates	(7,265)	(13,433)
Payments for retirement of patronage capital	(69,269)	(51,891)

Net cash (used in) provided by financing activities	(28,309)	368,274

NET INCREASE IN CASH AND CASH EQUIVALENTS	173,642	69,816
BEGINNING CASH AND CASH EQUIVALENTS	140,307	138,872
ENDING CASH AND CASH EQUIVALENTS	$313,949	$208,688

Supplemental disclosure of cash flow information:
Cash paid during three-month period for interest	$164,082	$173,748

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

For the Three Months Ended August 31, 2004 and 2003

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) General Information and Accounting Policies

(a) General Information

National Rural Utilities Cooperative Finance Corporation ("CFC") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. CFC is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code.

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

CFC's consolidated membership was 1,544 as of August 31, 2004 including 898 utility members, the majority of which are consumer-owned electric cooperatives, 507 telecommunications members, 70 service members and 69 associates in 49 states, the District of Columbia and three U.S. territories. The utility members included 826 distribution systems and 72 generation and transmission ("power supply") systems. Memberships between CFC, RTFC and NCSC have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary to present fairly the consolidated financial position of CFC as of August 31, 2004 and May 31, 2004 and the consolidated results of operations, cash flows and changes in equity for the three months ended August 31, 2004 and 2003. Operating results for the three months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ended May 31, 2005.

The notes to the consolidated and combined financial statements for the years ended May 31, 2004 and 2003 should be read in conjunction with the accompanying financial statements. (See CFC's Form 10-K for the year ended May 31, 2004.)

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

(b) Principles of Consolidation

The accompanying financial statements include the consolidated accounts of CFC, RTFC, NCSC and certain entities controlled by CFC, created to hold foreclosed assets, after elimination of all material intercompany accounts and transactions. As a result of adopting Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003, CFC consolidates the financial results of RTFC and NCSC. CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

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

CFC is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party. NCSC funds its programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee. Under a guarantee agreement effective June 1, 2003, CFC has agreed to reimburse NCSC for losses on loans, excluding the consumer loan program. CFC does not control the election of directors to the NCSC board. NCSC is a class C member of CFC.

RTFC and NCSC creditors have no recourse against CFC in the event of default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC and RTFC debt obligations to a third party. At August 31, 2004, CFC had guaranteed $346 million of NCSC debt with third parties. These guarantees are not included in Note 14 at August 31, 2004 as the debt that CFC had guaranteed is reported as debt of CFC and its consolidated companies. At August 31, 2004, CFC had no guarantees of RTFC debt to third party creditors. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At August 31, 2004, RTFC had total assets of $5,041 million including loans outstanding to members of $4,553 million and NCSC had total assets of $525 million including loans outstanding of $474 million. As of August 31, 2004 and May 31, 2004, CFC had committed to lend RTFC up to $10 billion, of which $5 billion was outstanding at August 31, 2004. As of August 31, 2004 and May 31, 2004, CFC had committed to provide credit to NCSC of up to $2 billion. At August 31, 2004, CFC had provided a total of $519 million of credit to NCSC, $173 million of outstanding loans and $346 million of credit enhancements.

CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates their financial results.

Unless stated otherwise, references to CFC relate to the consolidation of RTFC, NCSC and certain entities controlled by CFC and created to hold foreclosed assets.

(c) Operating Income

The majority of CFC's operating income relates to interest earned on loans to members that is recognized on an accrual basis, unless specified otherwise in Note 15. Operating income also includes other fees associated with CFC's loan and guarantee transactions. These fees, as well as the related recognition policy, are summarized below:

*	Conversion fees are charged when converting from one loan option to another. These fees are deferred and recognized over the remaining term of the original loan option.
*	Prepayment fees are charged for the early repayment of principal and are recognized when collected.
*	Late payment fees are charged on late loan payments and are recognized when collected.
*

Origination fees are charged only on telecommunications loan commitments and in most cases are refundable if the loan is advanced. Such refundable fees are deferred and then recognized in full if the loan is not advanced prior to the expiration of the commitment.

*

Guarantee fees are charged for guarantees based on the amount, type and term of the guarantee. Guarantee fees are deferred and amortized using the straight-line method into operating income over the life of the guarantee.

During the three months ended August 31, 2004 and 2003, CFC received and deferred fees totaling $6 million and $9 million, respectively, and recognized fees totaling $6 million and $9 million, respectively, in operating income. At August 31, 2004 and May 31, 2004, CFC had deferred conversion fees totaling $59 million and $64 million, respectively. During the three months ended August 31, 2004 and 2003, CFC recognized deferred conversion fees in operating income totaling $5 million and $7 million, respectively.

(d)	Comprehensive Income

Comprehensive income includes CFC's net margin, as well as other comprehensive income related to derivatives. Comprehensive income for the three months ended August 31, 2004 and 2003 is calculated as follows:

For the three months ended August 31,
(Dollar amounts in thousands)	2004	2003
Net margin (loss)	$90,190	$(219,543)
Other comprehensive income:
Unrealized gain on derivatives	239	5,033
Reclassification adjustment for
realized losses on derivatives	3,536	4,950
Comprehensive income (loss)	$93,965	$(209,560)

(e)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

(2) Loans to Members

The following chart provides a breakout of the loans outstanding by loan program and member class.

(Dollar amounts in thousands)	August 31, 2004	May 31, 2004
Long-term loans:
Electric systems	$13,866,406	$13,801,407
Telecommunications systems	4,172,311	4,237,759
Other	261,263	271,079
Total long-term loans	18,299,980	18,310,245
Intermediate-term loans:
Electric systems	47,376	47,942
Telecommunications systems	6,308	7,064
Other	345	399
Total intermediate-term loans	54,029	55,405
Line of credit loans:
Electric systems	817,717	792,580
Telecommunications systems	50,585	57,747
Other	51,147	50,119
Total line of credit loans	919,449	900,446
Loans guaranteed by RUS:
Electric systems	262,408	263,392
Non-performing loans:
Telecommunications systems	323,820	340,438
Other	650	789
Total non-performing loans	324,470	341,227
Restructured loans:
Electric systems	611,997	617,808
Total loans	20,472,333	20,488,523
Less: Allowance for loan losses	(573,862)	(573,939)
Net loans	$19,898,471	$19,914,584
Total by member class:
Distribution	$12,634,687	$12,569,228
Power supply	2,830,815	2,819,224
Statewide and associate	140,402	134,677
Subtotal electric systems	15,605,904	15,523,129
Telecommunications systems	4,553,024	4,643,008
Other	313,405	322,386
Total	$20,472,333	$20,488,523

At August 31, 2004 and May 31, 2004, mortgage notes representing approximately $7,420 million and $7,476 million, respectively, related to outstanding long-term loans to members and $221 million and $222 million, respectively, of RUS guaranteed loans qualifying as permitted investments were pledged as collateral to secure CFC's collateral trust bonds under the 1994 indenture. In addition, $2 million of cash was pledged under the 1972 indenture at August 31, 2004 and May 31, 2004. Both the 1972 and the 1994 indentures require that CFC pledge eligible mortgage notes (or other permitted investments) as collateral in an amount at least equal to the outstanding balance of collateral trust bonds. Under CFC's revolving credit agreements (see Note 5), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding. Collateral trust bonds outstanding at August 31, 2004 and May 31, 2004 were $6,302 million and $7,302 million, respectively.

Loan origination costs are deferred and amortized using the straight-line method, which approximates the interest method, over the life of the loan as a reduction to operating income. At August 31, 2004 and May 31, 2004, deferred loan origination costs totaled $2 million and $1 million, respectively.

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

Activity in the allowance account is summarized below for the three months ended August 31, 2004 and 2003 and the year ended May 31, 2004.

	For the three months ended August 31,		Year ended May 31,
(Dollar amounts in thousands)	2004	2003	2004
Balance at beginning of year	$573,939	$511,463	$511,463
Provision for loan losses	-	3,286	54,921
Change in allowance due to consolidation (1)	-	6,029	6,029
Write-offs	(303)	(706)	(2,639)
Recoveries	226	2,076	4,165
Balance at end of period	$573,862	$522,148	$573,939

(1) Represents the impact of consolidating NCSC including the increase to CFC's loan loss allowance recorded as a cumulative effect of change in accounting principle and the balance of NCSC's loan loss allowance on June 1, 2003.

(4)	Foreclosed Assets

CFC records foreclosed assets received in satisfaction of loan receivables at lower of cost or market and maintains these assets on the consolidated balance sheets as foreclosed assets. During fiscal year 2003, CFC received assets with a fair value totaling $369 million primarily comprised of real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in real estate properties, as well as telecommunications assets transferred to CFC as part of the bankruptcy settlement with Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"). CFC operates certain real estate assets and services the notes receivable while attempting to sell these assets. CFC operated the telecommunications assets before they were sold on October 27, 2003 for $31 million in cash. This sale terminated CFC's responsibilities for all future operations of the telecom assets acquired in the bankruptcy settlement with CoServ. CFC may make additional advances as required under the terms of the notes receivable or make additional investments in the real estate assets to preserve the fair value.

The results of operations from foreclosed assets are shown on the consolidated statements of operations. For the three months ended August 31, 2004 and 2003, this amount was income of $2 million and a loss of $1 million, respectively. CFC also recorded an impairment loss to foreclosed assets during the three months ended August 31, 2003 of $9 million to adjust such assets to fair value. It is CFC's intent to sell the foreclosed assets. However, the assets do not currently meet conditions to qualify for assets held for sale under Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, CFC records depreciation on foreclosed assets.

The activity for foreclosed assets is summarized below for the three months ended August 31, 2004 and the year ended May 31, 2004.

	Three months ended	Year ended
(Dollar amounts in thousands)	August 31, 2004	May 31, 2004
Beginning balance	$247,660	$335,576
Results of operations	2,427	3,818
Net cash received	(73,120)	(49,857)
Impairment to fair value write down	-	(10,877)
Sale of foreclosed assets	-	(31,000)
Ending balance of foreclosed assets	$176,967	$247,660

(5)	Credit Arrangements

At August 31, 2004 and May 31, 2004, CFC had three revolving credit agreements totaling $4,650 million which were used principally to provide liquidity support for CFC's outstanding commercial paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser.

Under a three-year agreement in effect at August 31, 2004 and May 31, 2004, CFC could borrow $1,740 million. This agreement is scheduled to terminate on March 30, 2007. The facility fee for this agreement is 0.100 of 1% per annum as determined by CFC's senior unsecured credit ratings based on the pricing schedule put in place on March 30, 2004.

At August 31, 2004 and May 31, 2004, there were two 364-day agreements totaling $2,910 million. Both 364-day agreements have a revolving credit period that is scheduled to terminate on March 29, 2005 during which CFC could borrow, and such borrowings outstanding at that date may be converted to a one-year term loan at the end of the revolving credit period with a 0.250 of 1% per annum fee on the outstanding principal amount of the term loan. The facility fee for the 364-day facilities is 0.085 of 1% per annum based on the pricing schedules put in place on March 30, 2004.

Up-front fees of between 0.070 to 0.160 of 1% were paid to the banks based on their commitment level in each of the agreements, totaling $4 million. Each agreement contains a provision under which if borrowings exceeded 50% of total commitments, a utilization fee of 0.150 of 1% per annum must be paid on the outstanding balance.

The revolving credit agreements require CFC to achieve an average adjusted TIER over the six most recent fiscal quarters of at least 1.025 and prohibits the retirement of patronage capital unless CFC achieves an adjusted TIER of at least 1.05 as of the preceding fiscal year end. The adjusted TIER represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. The revolving credit agreements prohibit CFC from incurring senior debt in an amount in excess of ten times the sum of subordinated deferrable debt, members' subordinated certificates, minority interest and total equity. For the purpose of the revolving credit agreements, net margin, senior debt and total equity are adjusted to exclude the non-cash adjustments related to SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 52, Foreign Currency Translation. Senior debt includes guarantees; however, it excludes:

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

As of August 31, 2004 and May 31, 2004, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements. As of August 31, 2004 and May 31, 2004, CFC's adjusted TIER over the six most recent fiscal quarters, as defined by the agreements, was 1.13 and 1.15, respectively. As of May 31, 2004, CFC's adjusted TIER for the fiscal year end was 1.12. As of August 31, 2004 and May 31, 2004, CFC's leverage ratio, as defined by the agreements, was 6.95 and 6.87, respectively.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligation to fund under the terms of the agreements.

Based on the ability to borrow under the bank line facilities, CFC classified $4,650 million of its notes payable outstanding as long-term debt at August 31, 2004 and May 31, 2004. CFC expects to maintain more than $4,650 million of notes payable outstanding during the next twelve months. If necessary, CFC can refinance such notes payable on a long-term basis by borrowing under the credit agreements totaling $4,650 million discussed above, subject to the conditions therein.

(6)	Notes Payable

The following is a summary of notes payable due within one year at August 31, 2004 and May 31, 2004:

(Dollar amounts in thousands)	August 31, 2004	May 31, 2004
Short-term debt:
Commercial paper sold through dealers, net of discounts	$2,906,277	$2,298,605
Commercial paper sold by CFC directly to members, at par	1,140,798	973,383
Commercial paper sold by CFC directly to non-members, at par	29,310	29,918
Total commercial paper	4,076,385	3,301,906
Daily liquidity fund	181,150	222,833
Bank bid notes	375,000	100,000
Total short-term debt	4,632,535	3,624,739

Long-term debt maturing within one year:
Medium-term notes	471,580	456,247
Secured collateral trust bonds	899,897	1,899,773
Long-term notes payable	15,793	9,280
Total long-term debt maturing within one year	1,387,270	2,365,300

Notes payable supported by revolving credit
agreements, classified as long-term debt (see Note 5)	(4,650,000)	(4,650,000)
Total notes payable, due in one year	$1,369,805	$1,340,039

(7)	Long-Term Debt

The following is a summary of long-term debt at August 31, 2004 and May 31, 2004:

(Dollar amounts in thousands)	August 31, 2004	May 31, 2004
Unsecured medium-term notes:
Medium-term notes, sold through dealers (1) (3)	$6,190,950	$6,190,950
Medium-term notes, sold directly to members (2)	109,267	98,918
Subtotal	6,300,217	6,289,868
Unamortized discount	(12,951)	(13,484)
Foreign currency valuation account (3)	228,465	233,990
Total unsecured medium-term notes	6,515,731	6,510,374

Secured collateral trust bonds	5,402,025	5,402,025
Unamortized discount	(9,477)	(10,168)
Total secured collateral trust bonds	5,392,548	5,391,857

Long-term notes payable	100,245	106,951
Notes payable supported by revolving credit
agreements, classified as long-term debt (see Note 5)	4,650,000	4,650,000
Total long-term debt	$16,658,524	$16,659,182

(1) Medium-term notes sold through dealers mature through 2032 as of August 31, 2004 and May 31, 2004. Does not include $280 million of medium-term notes sold through dealers that were reclassified as notes payable due within one year at August 31, 2004 and May 31, 2004.

(2) Medium-term notes sold directly to members mature through 2023 as of August 31, 2004 and May 31, 2004. Does not include $192 million and $176 million of medium-term notes sold to members that were reclassified as notes payable due within one year at August 31, 2004 and May 31, 2004, respectively.

(3) At August 31, 2004 and May 31, 2004, medium-term notes sold through dealers includes $823 million related to medium-term notes denominated in Euros and $282 million of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

Foreign Denominated Debt

As a result of issuing debt in foreign currencies, CFC must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance. At the time of issuance of all foreign denominated debt, CFC enters into cross currency or cross currency interest rate exchange agreements to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt on the consolidated balance sheets is also reported on the consolidated statements of operations as foreign currency adjustments. For foreign denominated debt with related cross currency exchange agreements that qualify for hedge treatment under SFAS 133, the change in the value of the debt reported in the consolidated statements of operations is fully offset by the reclassification of an equal amount of the change in the fair value of the related hedge from accumulated other comprehensive loss, where the change in the fair value of the hedge was originally reported. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the debt, unless the counterparty to the cross currency or cross currency interest rate exchange agreement does not perform as required under the agreement.

(8)	Subordinated Deferrable Debt

The following is a summary of the subordinated deferrable debt outstanding at August 31, 2004 and May 31, 2004:

(Dollar amounts in thousands)	August 31, 2004	May 31, 2004
6.75% due 2043	$125,000	$125,000
6.10% due 2044	100,000	100,000
7.625% due 2050	150,000	150,000
7.40% due 2050	175,000	175,000
Total	$550,000	$550,000

(9)	Derivative Financial Instruments

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

Interest Rate Exchange Agreements
At August 31, 2004 and May 31, 2004, CFC was a party to interest rate exchange agreements with notional amounts totaling $14,755 million and $15,485 million, respectively.

Generally, CFC's interest rate exchange agreements do not qualify for hedge accounting under SFAS 133. The majority of CFC's interest rate exchange agreements use a 30-day composite commercial paper index as either the pay or receive leg. The 30-day composite commercial paper index is the best match for the CFC commercial paper that is the underlying debt and is also used as the cost basis in the CFC variable interest rates. However, the correlation between movement in the 30-day composite commercial paper index and movement in CFC's commercial paper rates is not consistently high enough to qualify for hedge accounting.

In interest rate exchange agreements in which CFC receives a fixed rate, the fixed rate is equal to the rate on the underlying debt, and the rate that CFC pays is tied to the rate earned on the asset funded. In interest rate exchange agreements in which CFC receives a variable rate, the variable rate is tied to the same index as the variable rate CFC pays on the underlying debt and the rate that CFC pays is tied to the rate earned on the asset funded. However, when CFC uses its commercial paper as the underlying debt, the receive leg of the interest rate exchange agreement is based on the 30-day composite commercial paper index. CFC's commercial paper rates are not indexed to the 30-day composite commercial paper index and CFC does not solely issue its commercial paper with maturities of 30 days. CFC uses the 30-day composite commercial paper index as the pay leg in these interest rate exchange agreements because it is the market index that best correlates with its own commercial paper.

*	Interest rate exchange agreements that are not designated as and do not qualify as hedges.

The amounts that CFC paid and received related to its interest rate exchange agreements that did not qualify for hedge accounting were income of $14 million and $22 million for the three months ended August 31, 2004 and 2003, respectively, and were included in CFC's derivative cash settlements in the consolidated statements of operations. The impact on earnings for the three months ended August 31, 2004 and 2003 due to the change in fair value of these interest rate exchange agreements was a gain of $57 million and a loss of $252 million, respectively, recorded in CFC's derivative forward value. The derivative forward value also includes amortization of $4 million and $5 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date CFC implemented SFAS 133. The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements. Approximately $11 million is expected to be amortized over the next 12 months related to the transition adjustment and will continue through April 2029.

At August 31, 2004 and May 31, 2004, interest rate exchange agreements with a total notional amount of $7,505 million and $7,235 million, respectively, in which CFC pays a fixed rate and receives a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate, were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate.

At August 31, 2004 and May 31, 2004, interest rate exchange agreements with a total notional amount of $7,050 million and $8,050 million, respectively, in which CFC pays a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate and receives a fixed rate, were used to synthetically change the rate on debt from fixed to variable.

*	Interest rate exchange agreements that are designated as and qualify as hedges.

At August 31, 2004 and May 31, 2004, interest rate exchange agreements with a total notional amount of $200 million in which CFC pays a fixed rate and receives a variable rate based on a LIBOR based rate were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate. These agreements are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the interest rate exchange agreements to the critical terms of the hedged debt. CFC's interest rate exchange agreements that qualify as effective cashflow hedges are deemed to be effective if the payment dates match exactly to the payment dates on the hedged debt throughout the terms of the agreements. All effective changes in forward value on these interest rate exchange agreements are recorded as other comprehensive income (loss) and reported in the consolidated statement of changes in equity. The net impact was other comprehensive loss of $1 million for the three months ended August 31, 2004. No amount related to ineffectiveness was recorded in the consolidated statement of operations for the three months ended August 31, 2004. There were no interest rate exchange agreements that qualify as effective hedges during the three months ended August 31, 2003. For the three months ended August 31, 2004, cost of funds includes expense of $2 million related to net cash settlements for interest rate exchange agreements that qualify as effective hedges.

Cross Currency and Cross Currency Interest Rate Exchange Agreements

At August 31, 2004, CFC had medium-term notes outstanding that are denominated in foreign currencies. CFC entered into cross currency and cross currency interest rate exchange agreements related to each foreign denominated issue in order to synthetically change the foreign denominated debt to U.S. dollar denominated debt. At August 31, 2004 and May 31, 2004, CFC was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,106 million.

*	Cross currency interest rate exchange agreements that are not designated as and do not qualify as hedges.

At August 31, 2004 and May 31, 2004, cross currency interest rate exchange agreements with a total notional amount of $434 million, in which CFC receives Euros and pays U.S. dollars, and $282 million, in which CFC receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate.

These cross currency interest rate exchange agreements do not qualify for hedge accounting. Since the agreements synthetically change both the interest rate and the currency exchange rate in one agreement, the criteria to qualify for effectiveness specifies that the change in fair value of the debt when divided by the change in the fair value of the derivative must be within a range of 80% to 125%, which is more difficult to obtain than matching the critical terms. Therefore, all changes in fair value are recorded in the consolidated statements of operations. The impact on earnings for the three months ended August 31, 2004 and 2003 due to the change in fair value of these cross currency interest rate exchange agreements was a loss of $2 million and $109 million, respectively, recorded in CFC's derivative forward value. The amounts that CFC paid and received related to its cross currency interest rate exchange agreements that did not qualify for hedge accounting were income of $6 million for the three months ended August 31, 2004 and 2003, respectively, and were included in CFC's derivative cash settlements.

*	Cross currency exchange agreements that are designated as and qualify as hedges.

At August 31, 2004 and May 31, 2004, cross currency exchange agreements with a total notional amount of $390 million in which CFC receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency exchange agreements to the critical terms of the hedged debt. CFC's cross currency exchange agreements that qualify as effective cashflow hedges are deemed to be effective if the payment dates match exactly to the payment dates on the hedged debt throughout the terms of the agreements. All effective changes in forward value on these cross currency exchange agreements are recorded as other comprehensive income (loss) and reported in the consolidated statement of changes in equity. Reclassifications are then made from other comprehensive income (loss) to foreign currency adjustments on the consolidated statements of operations in an amount equal to the change in the dollar value of foreign denominated debt, which results in the full offset of the change in the dollar value of such debt based on the changes in the exchange rate during the period. The result was other comprehensive income of $1 million and $5 million for the three months ended August 31, 2004 and 2003, respectively, including the reclassification of $0.4 million of expense and $27 million of income, respectively, from other comprehensive income (loss) to the foreign currency adjustments line item on the consolidated statements of operations. No amount related to ineffectiveness was recorded in the consolidated statement of operations for the three months ended August 31, 2004 and 2003. Cost of funds includes expense of $2 million related to net cash settlements for cross currency exchange agreements that qualify as effective hedges for the three months ended August 31, 2004 and 2003.

The following chart provides details of CFC's outstanding cross currency and cross currency interest rate exchange agreements at August 31, 2004 and May 31, 2004.

(Currency amounts in thousands)		Notional Principal Amount
	Original	U.S. Dollars (4)				Foreign Currency
	Exchange	August 31,		May 31,		August 31,		May 31,
Maturity Date	Rate	2004		2004		2004		2004
February 24, 2006	0.8969	$390,250		$390,250		350,000	EU (1)	350,000	EU (1)
July 7, 2006	1.506	282,200	(3)	282,200	(3)	425,000	AUD (2)	425,000	AUD (2)
March 14, 2007	1.153	433,500	(3)	433,500	(3)	500,000	EU (1)	500,000	EU (1)
(1) EU - Euros
(2) AUD - Australian dollars

(3) These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate or from a foreign denominated variable rate to a U.S. dollar denominated variable rate.

(4) Amounts in the chart represent the U.S. dollar value at the initiation of the exchange agreement. At August 31, 2004 and May 31, 2004, one U. S. dollar was the equivalent of 0.821 and 0.820 Euros, respectively. One U. S. dollar was the equivalent of 1.420 and 1.398 Australian dollars at August 31, 2004 and May 31, 2004, respectively.

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

Rating Triggers

CFC has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. CFC's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart on page 44). At August 31, 2004, there were rating triggers associated with $11,858 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,799 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $10,059 million.

At August 31, 2004, CFC had a derivative fair value of $52 million, comprised of $71 million that would be due to CFC and $19 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $299 million, comprised of $377 million that would be due to CFC and $78 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

(10)	Members' Subordinated Certificates

Members' subordinated certificates are subordinated obligations purchased by members as a condition of membership and in connection with CFC's extension of long-term loans and guarantees. Those certificates issued as a condition of membership (subscription capital term certificates) generally mature 100 years from issue date and bear interest at 5% per annum. Those certificates issued as a condition of receiving a loan or guarantee generally mature at the same time or amortize proportionately with the credit extended, and either are non-interest bearing or bear interest at varying rates. The weighted average maturity for members' subordinated certificates was 72 years at August 31, 2004.

The proceeds from certain non-interest bearing subordinated certificates issued in connection with CFC's guarantees of tax-exempt bonds issued on behalf of members are pledged by CFC to the debt service reserve fund established in connection with the bond issue. Any earnings from the investment of the debt service reserve fund inure solely to the benefit of the member.

(11)	Minority Interest

At August 31, 2004 and May 31, 2004, CFC reported minority interests of $21 million on the consolidated balance sheets. Minority interest represents the interest of other parties in RTFC and NCSC. The members of RTFC and NCSC own or control 100% of the interest in the respective company. CFC implemented FIN 46(R) on June 1, 2003 which required CFC to consolidate the results of operations and financial condition of RTFC and NCSC even though CFC has no financial interest or voting control over either company.

On June 1, 2003, a total of $20 million of RTFC equity was reclassified from the combined equity at May 31, 2003 and added to minority interest. During the three months ended August 31, 2004 and 2003, the balance of minority interest - RTFC and NCSC members' equity has been adjusted by minority interest - RTFC and NCSC net margins.

(12)	Equity

CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net margin to its members. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At that time, CFC's board of directors allocates its net margin to members in the form of patronage capital and to board approved reserves. Currently, CFC has two such board approved reserves, the education fund and the members' capital reserve. CFC allocates a small portion, less than 1%, of net margin annually to the education fund as required by cooperative law. Funds from the education fund are disbursed annually to fund cooperative education among employees and directors of cooperatives in the service territories of each state. The board of directors determines the amount of net margin that is allocated to the members' capital reserve, if any. The members' capital reserve represents margins that are held by CFC to increase equity retention. The margins held in the members' capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by CFC's board of directors. All remaining net margin is allocated to CFC's members in the form of patronage capital. CFC bases the amount of net margin allocated to each member on the members' patronage of the CFC lending programs in the year that the net margin was earned. Members recognize allocations in the form of patronage capital as income when allocated by CFC. There is no impact on CFC's total equity as a result of allocating margins to members in the form of patronage capital or to board approved reserves. CFC's board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years. CFC's total equity is reduced by the amount of patronage capital retired to members and by amounts disbursed from board approved reserves. CFC adjusts the net margin it allocates to members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52.

In July 2004, CFC's board of directors authorized the allocation of $0.8 million to the education fund, $80 million to members in the form of patronage capital and $42 million to the members' capital reserve. In July 2004, CFC's board of directors also authorized the retirement of allocated margins totaling $69 million, representing 70% of the fiscal year 2004 allocated margin and one-ninth of the fiscal years 1991, 1992 and 1993 allocated margins. This amount was returned to members at the end of August 2004. Under current policy, the remaining 30% of the fiscal year 2004 allocated margin will be retained by CFC and used to fund operations for 15 years and then may be retired. The retirement of allocated margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008. After that time, under current policy, retirements will be comprised of the 70% of allocated margins from the prior year as approved by the board of directors and the remaining portion of allocated margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter). The $69 million retired by CFC in August 2004 included $18 million to RTFC. Future allocations and retirements of margins will be made annually as determined by CFC's board of directors with due regard for CFC's financial condition. The board of directors of CFC has the authority to change the policy for allocating and retiring net margins at any time, subject to applicable cooperative law.

At August 31, 2004 and May 31, 2004, the total equity included the following components:

(Dollar amounts in thousands)	August 31, 2004	May 31, 2004
Membership fees	$993	$993
Education fund	1,020	1,322
Members' capital reserve	131,296	131,296
Allocated net margin	282,352	351,621
Unallocated margin (1)	27,678	(2,106)
Total members' equity	443,339	483,126
Prior years cumulative derivative forward
value and foreign currency adjustments (2)	224,716	523,223
Current period derivative forward value (2) (3)	55,266	(233,197)
Current period foreign currency adjustments (2)	5,140	(65,310)
Total retained equity	728,461	707,842
Accumulated other comprehensive loss (2)	(8,333)	(12,108)
Total equity	$720,128	$695,734
(1) NCSC equity is included in consolidated equity rather than minority interest since it is currently in a deficit equity position and therefore represents a charge to CFC.
(2) Items related to the adoption of SFAS 133 and adjustments to the value of debt denominated in foreign currencies at the reporting date.

(3) Represents total derivative forward value gain (loss) excluding NCSC derivative forward value loss of $0.5 million for the three months ended August 31, 2004 and gain of $4 million for the year ended May 31, 2004 which are included in members' equity.

(13)	Unadvanced Loan Commitments

The following chart provides a breakout of unadvanced loan commitments by loan program and member class.

(Dollar amounts in thousands)	August 31, 2004	May 31, 2004
Long-term loans:
Electric systems	$5,602,490	$5,492,403
Telecommunications systems	256,959	292,064
Other	43,156	50,252
Total long-term loans	5,902,605	5,834,719
Intermediate-term loans:
Electric systems	79,461	80,847
Telecommunications systems	1,577	1,572
Other	50	-
Total intermediate-term loans	81,088	82,419
Line of credit loans:
Electric systems	5,213,677	5,249,793
Telecommunications systems	296,313	300,151
Other	108,761	109,456
Total line of credit loans	5,618,751	5,659,400
Total unadvanced loan commitments	$11,602,444	$11,576,538
Total by member class:
Distribution	$8,692,016	$8,532,978
Power supply	2,025,656	2,101,439
Statewide and associate	177,956	188,626
Subtotal electric	10,895,628	10,823,043
Telecommunications systems	554,849	593,787
Other	151,967	159,708
Total	$11,602,444	$11,576,538

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

CFC guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as CFC performs under its guarantee. At August 31, 2004 and May 31, 2004, CFC had recorded a guarantee liability totaling $19 million, which represents CFC's contingent and non-contingent exposure related to its guarantees of its members' debt obligations. CFC's contingent guarantee liability at August 31, 2004 and May 31, 2004 totaled $18 million and $19 million, respectively, based on management's estimate of CFC's exposure to losses within the guarantee portfolio. CFC uses factors such as internal borrower risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of less than $1 million at August 31, 2004 and May 31, 2004 relates to CFC's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. CFC's non-contingent obligation is estimated based on guarantee fees received by CFC. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. CFC has recorded a non-contingent obligation for all new guarantees since January 1, 2003 in accordance with FIN 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS 5, 57, and 107 and rescission of FIN 34). CFC received and deferred fees of $0.1 million and $0.2 million for the three months ended August 31, 2004 and 2003, respectively, related to new guarantees issued during the periods.

The following chart summarizes CFC's total guarantees by type and member class at August 31, 2004 and May 31, 2004.

(Dollar amounts in thousands)	August 31, 2004	May 31, 2004
Long-term tax-exempt bonds (1)	$773,435	$780,940
Debt portions of leveraged lease transactions (2)	14,215	14,838
Indemnifications of tax benefit transfers (3)	155,479	159,745
Letters of credit (4)	237,504	307,518
Other guarantees (5)	68,261	68,258
Total	$1,248,894	$1,331,299
Total by member class:
Distribution	$60,038	$60,672
Power supply	1,117,991	1,130,379
Statewide and associate	41,645	111,195
Subtotal electric systems	1,219,674	1,302,246
Other	29,220	29,053
Total	$1,248,894	$1,331,299

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

Of the amounts shown above, $719 million and $725 million as of August 31, 2004 and May 31, 2004, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of August 31, 2004, CFC's maximum potential exposure for the $54 million of fixed rate tax-exempt bonds is $69 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC's exposure to future interest payments on these bonds. CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)

The maturities for this type of guarantee run through 2007. CFC has guaranteed the rent obligation of its members to a third party. In the event of default by the system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the debt obligation. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. As of August 31, 2004, CFC's maximum potential exposure for guaranteed principal and interest is $16 million. This amount is secured by the property leased, the owner's rights as lessor and, in some instances, all assets of the lessee.

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

(4)

The maturities for this type of guarantee run through 2017. Additionally, letters of credit totaling $15 million as of August 31, 2004 have a term of one year and automatically extend for periods of one year unless CFC cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). CFC issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse CFC within one year from the date of the draw. Interest would accrue from the date of the draw at CFC's line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. As of August 31, 2004, CFC's maximum potential exposure is $238 million, of which $178 million is secured. Security provisions include a mortgage lien on all of the system's assets, future revenues, and the system's commercial paper invested at CFC. In addition to the letters of credit listed in the table above, under master letter of credit facilities, CFC may be required to issue up to an additional $195 million in letters of credit to third parties for the benefit of its members at August 31, 2004. At May 31, 2004, this amount was $121 million.

(5)

The maturities for this type of guarantee run through 2025. CFC provides other guarantees as required by its members. In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Of CFC's maximum potential exposure for guaranteed principal and interest totaling $68 million at August 31, 2004, $8 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $60 million is unsecured.

(15)	Contingencies

(a) At August 31, 2004 and May 31, 2004, CFC had non-performing loans in the amount of $324 million and $341 million, respectively. At August 31, 2003, CFC had non-performing loans in the amount of $3 million. During the three months ended August 31, 2004, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income. The effect of not accruing interest on non-performing loans was a decrease in interest income of $4 million and $0.1 million for the three months ended August 31, 2004 and 2003, respectively.

At August 31, 2004 and May 31, 2004, CFC had restructured loans in the amount of $612 million and $618 million, respectively. At August 31, 2004 and May 31, 2004, all restructured loans were on non-accrual status with respect to the recognition of interest income. At August 31, 2003, there were $630 million of restructured loans, all of which were on non-accrual status. No interest income was accrued on restructured loans for the three months ended August 31, 2004 and 2003. The effect of not accruing interest income at the stated rates on restructured loans was a decrease in interest income of $6 million for the three months ended August 31, 2004 and 2003.

(b) CFC classified $936 million and $959 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at August 31, 2004 and May 31, 2004, respectively. CFC reserved $249 million and $233 million of the loan loss allowance for such impaired loans at August 31, 2004 and May 31, 2004, respectively. The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. CFC did not accrue interest income on loans classified as impaired during the three months ended August 31, 2004 and 2003. The average recorded investment in impaired loans for the three months ended August 31, 2004 and 2003 was $947 million and $631 million, respectively.

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

(c) At August 31, 2004 and May 31, 2004, CFC had a total of $612 million and $618 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers in an area where there has been significant residential and commercial growth in and adjacent to its current service territory over the last few years. CoServ adopted a strategy to provide a broad range of utility and other related services to consumers both in its service territory and the newly developing areas adjacent to its service territory. The non-electric services were provided through its controlled affiliates, which were funded primarily through advances from CoServ, and included natural gas, home-security, cable television and a variety of telecommunications services. CoServ also made substantial loans to and equity investments in residential and commercial real estate development projects. CFC's loans to CoServ were secured by assets and revenues of the electric distribution system, real estate notes receivable, real estate properties and telecommunications assets. There is competition for substantially all services provided in the CoServ service territory.

All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at August 31, 2004 and May 31, 2004 represented 2.8% of CFC's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, CFC has restructured its loans to CoServ. CoServ is scheduled to make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC. As of August 31, 2004, no amounts have been advanced to CoServ under this loan facility. To date, CoServ has made all payments required under the restructure agreement. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

CoServ and CFC now have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC's legal claim against CoServ will now be limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, CFC believes that it is adequately reserved for the estimated probable loss on its loans to CoServ at August 31, 2004.

(d) VarTec Telecom, Inc. ("VarTec") is a telecommunications borrower of RTFC located in Dallas, Texas. VarTec provides discount long-distance service throughout the U.S. using a platform commonly known as dial-around service and also offers competitive local exchange carrier ("CLEC") services and other telecommunications products through direct marketing and multi-level marketing. VarTec does not own network assets for the provision of local services, but rather leases network facilities from incumbent, facilities-based, local exchange carriers ("LECs") at wholesale rates. In addition, VarTec also offers other resale services to a lesser degree including wireless, digital subscriber lines ("DSL"), paging and satellite radio.

Currently, there is significant competition in both of VarTec's primary businesses, dial-around long-distance service and as a CLEC. This competition has resulted in a significant reduction to the cashflow generated by VarTec. In addition, on a prospective basis, recent court rulings have given the incumbent LEC network owners more control of the prices they can charge to companies leasing elements of the network, which will most likely result in an increase to the cost of operating as a CLEC that leases network capacity.

VarTec is engaged in binding arbitration with Teleglobe, Inc. ("Teleglobe"), in connection with VarTec's acquisition of Teleglobe subsidiaries. The subsidiary acquisition was financed with approximately $227 million of unsecured notes issued by VarTec to Teleglobe. Teleglobe contends that VarTec is in payment default with regard to the notes, while VarTec contends that Teleglobe breached its agreement with VarTec and that VarTec has significant offset and recoupment rights relative to the breach. The arbitration hearing has concluded and the arbitration panel is expected to issue its ruling by the end of calendar year 2004.

At August 31, 2004 and May 31, 2004, CFC had a total of $324 million and $340 million, respectively, of loans outstanding to VarTec. On May 31, 2004, CFC classified all loans to VarTec as non-performing. CFC's exposure to VarTec is secured under a mortgage on substantially all of its assets. CFC placed the loans to VarTec on non-accrual status with respect to the recognition of interest income as of June 1, 2004. VarTec was current with respect to debt service payments to CFC at August 31, 2004. Additionally, VarTec made its interest payment due on September 30, 2004.

RTFC and VarTec entered into an amended and restated credit agreement effective as of October 7, 2004 (the "Amended Credit Agreement"). On October 8, 2004, VarTec repaid $90 million of its loans to RTFC; $70 million of the repayment was applied to long-term loans and $20 million of the repayment was applied to a $70 million revolving credit facility under the Amended Credit Agreement, and will be available for readvance subject to satisfaction of the terms and conditions therein. On October 8, 2004, RTFC also offset $2 million of allocated but unreturned patronage capital and $30 million of subordinated capital certificates against the loan balance. At October 8, 2004, after application of all offsets and payments received from VarTec to principal, the outstanding principal balance of the VarTec loan was $199 million. CFC expects VarTec to borrow some, if not all, of the repayment applied to the revolving credit facility in the near term.

Pursuant to the terms of the Amended Credit Agreement, VarTec is required to pay interest only on a monthly basis through and including October 8, 2005 at which time the outstanding principal balance of VarTec's loans to RTFC, together with accrued interest thereon, is due and payable in full. The Amended Credit Agreement also provides for mandatory prepayments of loan principal from excess cash flow, asset sales and certain other sources. There is significant risk that VarTec will not be able to perform all of its obligations under the Amended Credit Agreement. CFC continues to monitor this situation very closely.

At August 31, 2004, CFC believes that it is adequately reserved against its exposure to VarTec.

(e) Innovative Communication Corporation ("ICC") is a diversified telecommunications company headquartered in St. Croix, United States Virgin Islands ("USVI"). In the USVI, through its subsidiaries, ICC provides wire line local and long-distance telephone services. Cable television service and/or wireless telephone service is provided to subscribers in the USVI and a number of other islands located in the eastern and southern Caribbean and mainland France. ICC also owns the local newspaper based in St. Thomas, USVI and operates a public access television station that serves the USVI.

As of August 31, 2004 and May 31, 2004, CFC, through RTFC, had $550 million and $553 million, respectively, in loans outstanding to ICC. RTFC's collateral for the loans includes (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC, (ii) a direct pledge of 100% of the voting stock of ICC's USVI local exchange carrier subsidiary, Virgin Islands Telephone Corporation d/b/a Innovative Telephone ("Vitelco"), (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC's other operating subsidiaries, and (iv) a personal guaranty of the loans from ICC's indirect majority shareholder and chairman.

On June 1, 2004, RTFC filed a lawsuit in the Eastern District Court of Virginia against ICC for failure to comply with the terms of the loan agreement. The complaint was amended by RTFC on July 20, 2004 to allege additional loan agreement defaults by ICC and to demand immediate full repayment of ICC's total outstanding debt including all principal, interest and fees. On August 3, 2004, ICC filed its amended answer and counterclaims, in which it denies that it is in default of the loan agreement, and asserts a counterclaim seeking the reformation of the loan agreement to conform to a 1989 settlement agreement among the Virgin Islands Public Services Commission, ICC's predecessor, and RTFC, in a manner that ICC contends would relieve it of some of the defaults alleged in the amended complaint.

As of August 31, 2004 and May 31, 2004, ICC was current on all its scheduled monthly payments to RTFC and all loans are currently on accrual status with respect to the recognition of interest income. RTFC and ICC have agreed that, during the pendency of the litigation, (i) RTFC will bill ICC for regularly scheduled loan payments, calculated at pre-default levels of principal and interest, (ii) ICC may make such payments to RTFC, and (iii) RTFC may accept and apply such payments to the loans, without prejudice to either party's rights, defenses or claims in the pending litigation, under the loan documents or otherwise.

In September 2004, RTFC exercised its right to offset ICC investments in patronage capital and subordinated capital certificates against the outstanding loan balance. RTFC offset $7 million of patronage capital that had previously been allocated to ICC, but had not yet been retired. RTFC also offset $54 million of subordinated capital certificates held by ICC. RTFC borrowers are required to purchase subordinated capital certificates with each long-term loan advance.

On September 22, 2004, RTFC filed a lawsuit in the United States District Court for the Eastern District of Virginia against Jeffrey Prosser in his capacity as a guarantor of the indebtedness of ICC to RTFC. Prosser, in his capacity as guarantor, is jointly and severally liable for all existing, current and future ICC indebtedness. RTFC is seeking to recover from Prosser the full amount of principal, interest and fees due from ICC. On October 1, 2004, Prosser filed a motion to stay the case pending the outcome of RTFC's action against ICC. On October 8, 2004, Prosser moved to transfer the action, together with RTFC's action against ICC, to the United States District Court for the Virgin Islands. RTFC has opposed those motions. On October 12, 2004, Prosser filed an answer to the complaint.

On September 30, 2004, RTFC filed a lawsuit in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, on behalf of the shareholders of ICC and Vitelco, and as a creditor of ICC, against the directors and executive officers of ICC and Vitelco, for their breach of their fiduciary duty by, among other things, authorizing the issuance of 10% preferred stock in violation of USVI laws and loan agreements with RTFC. RTFC is the equitable owner of all issued common shares of ICC and Vitelco as a result of the pledge of those shares as security for RTFC's loans to ICC. In this lawsuit, RTFC is seeking damages in an amount to be determined for the defendants' breach of duty.

On October 8, 2004, ICC and Vitelco answered the complaint, denying the material allegations, and asserted counterclaims against RTFC. The counterclaims allege that RTFC has acted in bad faith and tortiously interfered with the contractual relations of ICC and Vitelco. ICC further alleges that RTFC was negligent, primarily with respect to certain testimony given by an RTFC employee in litigation between ICC and its shareholders (the "Greenlight litigation") to which litigation RTFC was not a party, resulting in an increase in the damages awarded against ICC. ICC and Vitelco seek compensatory and punitive damages in an unspecified amount, as well as injunctive relief. RTFC's time to reply to the counterclaims has not yet run and RTFC is analyzing the counterclaims, although it believes them to be without merit.

On October 1, 2004, ICC filed motions in the ICC loan default litigation pending in the United States District for the Eastern District of Virginia, (i) seeking leave to file a supplemental counterclaim alleging that RTFC has anticipatorily breached the loan agreement dated April 4, 2003 by its alleged statements that it would not advance up to $13 million to fund ICC's settlement of the Greenlight litigation, and (ii) for court-sponsored mediation. RTFC opposed the motion to file a new counterclaim and agreed to either mediate the dispute or attempt to reach a privately negotiated settlement, but not both. On October 8, 2004, ICC moved for leave to assert a second supplementary counterclaim, which is virtually identical to the counterclaims asserted in the Virgin Islands derivative action. As noted above, ICC simultaneously moved to transfer the loan default litigation to the District Court for the Virgin Islands. RTFC has opposed the motions, which are to be heard by the District Court in Virginia on October 15, 2004.

At August 31, 2004, CFC believes that it is adequately reserved for its exposure to ICC.

(16)	Segment Information

CFC operates in three business segments - rural electric lending, rural telecommunications lending and other lending. The financial information for these segments provides a breakout of the consolidated statement of operations that reflects the gross margin earned on each segment's loan portfolio and a breakout of the consolidated balance sheet that reflects the total assets in each segment. The electric segment is comprised of loans to electric members and foreclosed assets which were received as a result of the settlement of electric loans. The telecommunications segment is comprised of loans to telecommunications borrowers. The other segment is comprised of the loans to electric consumers, loans to the for-profit subsidiaries of members and other items not included in the electric or telecommunications segments. The cost of funding, derivative cash settlements, derivative forward value and foreign currency adjustments are allocated to each segment based on CFC's current matched funding and risk management policies. Operating expenses are allocated based on the cost reported for each segment. The loan loss provision and ending loan loss allowance balance are allocated to each segment based on CFC's loan loss methodology. All other assets except for foreclosed assets are allocated based on total average loan volume. Using the methodology described above, financial information reported for net margin, total assets and loans outstanding for the telecommunications and other segment will not agree with the net margin, total assets and loans outstanding reported for RTFC and NCSC as stand-alone entities.

The following chart contains the consolidated statement of operations for the three months ended August 31, 2004 and consolidated balance sheet information at August 31, 2004.

	Electric	Telecommunications
(Dollar amounts in thousands)	Systems	Systems	Other	Total
Statement of Operations:
Operating income	$174,514	$68,902	$3,709	$247,125
Cost of funds	(176,106)	(49,960)	(2,312)	(228,378)
Gross margin	(1,592)	18,942	1,397	18,747

Operating expenses:
General and administrative expenses	(9,713)	(1,062)	(250)	(11,025)
(Provision) recovery for loan losses	(24,418)	19,513	4,905	-
Recovery of guarantee losses	407	-	-	407
Total operating expenses	(33,724)	18,451	4,655	(10,618)

Results of operations of foreclosed assets	2,427	-	-	2,427

Derivative cash settlements	15,225	4,220	853	20,298
Derivative forward value	42,514	11,380	850	54,744
Foreign currency adjustments	3,992	1,068	80	5,140
Total gain on derivative and foreign currency adjustments	61,731	16,668	1,783	80,182
Operating margin	28,842	54,061	7,835	90,738

Income tax expense	(210)	-	15	(195)
Minority interest- RTFC and NCSC net margin	-	(353)	-	(353)
Net margin	$28,632	$53,708	$7,850	$90,190

Assets:
Loans to members	$15,605,904	$4,553,024	$313,405	$20,472,333
Less: Allowance for loan losses	(259,002)	(290,142)	(24,718)	(573,862)
Loans to members, net	15,346,902	4,262,882	288,687	19,898,471
Other assets	1,279,623	295,150	22,044	1,596,817
Total assets	$16,626,525	$4,558,032	$310,731	$21,495,288

The following chart contains the consolidated statement of operations for the three months ended August 31, 2003 and consolidated balance sheet information at August 31, 2003.

	Electric	Telecommunications
(Dollar amounts in thousands)	Systems	Systems	Other	Total
Statement of Operations:
Operating income	$170,023	$81,104	$4,148	$255,275
Cost of funds	(157,879)	(65,791)	(1,705)	(225,375)
Gross margin	12,144	15,313	2,443	29,900

Operating expenses:
General and administrative expenses	(8,881)	(990)	(201)	(10,072)
Recovery (provision) for loan losses	42,397	(40,840)	(4,843)	(3,286)
Recovery (provision) for guarantee losses	2,028	4	(1,317)	715
Total operating expenses	35,544	(41,826)	(6,361)	(12,643)

Results of operations of foreclosed assets	(1,028)	-	-	(1,028)
Impairment loss on foreclosed assets	(8,599)	-	-	(8,599)
Total loss on foreclosed assets	(9,627)	-	-	(9,627)

Derivative cash settlements	20,710	7,011	495	28,216
Derivative forward value	(265,197)	(89,773)	(6,341)	(361,311)
Foreign currency adjustments	62,576	21,183	1,496	85,255
Total loss on derivative and foreign currency adjustments	(181,911)	(61,579)	(4,350)	(247,840)
Operating loss	(143,850)	(88,092)	(8,268)	(240,210)

Income tax expense	-	(166)	(924)	(1,090)
Minority interest- RTFC and NCSC net margin	-	(612)	-	(612)
Cumulative effect of change in accounting principle	-	-	22,369	22,369
Net (loss) margin	$(143,850)	$(88,870)	$13,177	$(219,543)

Assets:
Loans to members	$14,941,975	$4,928,058	$345,652	$20,215,685
Less: Allowance for loan losses	(290,906)	(204,568)	(26,674)	(522,148)
Loans to members, net	14,651,069	4,723,490	318,978	19,693,537
Other assets	1,328,925	340,727	24,065	1,693,717
Total assets	$15,979,994	$5,064,217	$343,043	$21,387,254

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is designed to provide a better understanding of National Rural Utilities Cooperative Finance Corporation's ("CFC") consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto. CFC refers to its financial measures that are not in accordance with generally accepted accounting principles ("GAAP") as "adjusted" throughout this document. See "Non-GAAP Financial Measures" for further explanation.

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

Forward-looking statements are based on management's current views and assumptions regarding future events and operating performance that are subject to risks and uncertainties. CFC undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

*

Liquidity - CFC depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantee and repurchase agreements. At August 31, 2004, CFC had $4,633 million of commercial paper, daily liquidity fund and bank bid notes and $1,387 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. There can be no assurance that CFC will be able to access the markets in the future. Downgrades to CFC's long-term debt ratings or other events that may deny or limit CFC's access to the capital markets could negatively impact its operations. CFC has no control over certain items that are considered by the credit rating agencies as part of their analysis for CFC, such as the overall outlook for the electric and telecommunications industries.

*

Covenant compliance - CFC must maintain compliance with all covenants related to its revolving credit agreements, including the adjusted times interest earned ratio ("TIER"), adjusted leverage and amount of loans pledged in order to have access to the funds available under the revolving lines of credit. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios. A restriction on access to the revolving lines of credit would impair CFC's ability to issue short-term debt, as it is required to maintain backup-liquidity to maintain preferred rating levels on its short-term debt.

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

*

Loan loss allowance - Computation of the loan loss allowance is inherently based on subjective estimates. A loan write-off in excess of specific reserves for impaired borrowers or a large net loan write-off on a borrower that is currently performing would have a negative impact on the adequacy of the loan loss allowance and the net margin for the year due to an increased loan loss provision.

*

Adjusted leverage and adjusted debt to equity ratios - Maintenance of adjusted leverage and debt to equity ratios within a reasonable range of the current levels is important in relation to CFC's ability to access the capital markets. A significant increase in the adjusted leverage or debt to equity ratios could impair CFC's ability to access the capital markets and its ability to access the revolving lines of credit. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios.

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

*

Rating triggers - CFC has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. CFC's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart on page 44). At August 31, 2004, there were rating triggers associated with $11,858 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,799 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $10,059 million. Based on the fair market value of its interest rate, cross currency and cross currency interest rate exchange agreements at August 31, 2004, CFC may be required to make a payment of up to $19 million if its senior unsecured ratings declined to Baa1 or BBB+, and up to $78 million if its senior unsecured ratings declined below Baa1 or BBB+. In calculating the required payments, CFC only considered agreements in which it would have been required to make a payment upon termination.

*

Calculated impairment - CFC calculates loan impairments per the requirements of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended. This pronouncement states that the impairment is calculated based on a comparison of the present value of the expected future cash flows discounted at the original interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. The interest rate in the original loan agreements between CFC and its borrowers may be a blend of the CFC long-term fixed rate for various maturity periods, the CFC long-term variable and line of credit interest rate. CFC periodically adjusts the long-term variable and line of credit interest rates to reflect the cost of variable rate and short-term debt. Thus, the original contract rate (weighted average of interest rates on all of the original loans to the borrower), will change as CFC adjusts its long-term variable and line of credit interest rates. CFC's long-term variable and line of credit interest rates are currently at historic low levels. CFC's calculated impairment on non-performing and restructured loans will increase as CFC's long-term variable and line of credit interest rates increase. Currently, an increase of 25 basis points to CFC's variable interest rates would result in an increase of $13 million to the calculated impairment.

Margin Analysis

CFC uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since CFC's net margin in dollar terms is subject to fluctuation as interest rates change. In addition, as CFC is a not-for-profit member-owned finance cooperative, its objective is not to maximize its net margins, but to offer its members the lowest cost financial services consistent with sound financial management. Management has established a 1.10 adjusted TIER as its minimum operating objective. TIER is a measure of CFC's ability to cover the interest expense on its debt obligations. TIER is calculated by dividing the cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds. CFC's TIER for the three months ended August 31, 2004 was 1.39. For the three months ended August 31, 2003, CFC reported a net loss prior to the cumulative effect of change in accounting principle of $242 million, resulting in a TIER below 1.00. CFC also calculates an adjusted TIER to exclude the derivative forward value and foreign currency adjustments from net margin, to add back minority interest to net margin and to include the derivative cash settlements in the cost of funds. Adjusted TIER for the three months ended August 31, 2004 and 2003 was 1.15 and 1.18, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its TIER calculation to exclude the impact of derivatives required by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and foreign currency adjustments required by SFAS 52, Foreign Currency Translation.

The following chart details the results for the three months ended August 31, 2004 versus August 31, 2003.

	For the three months ended
(Dollar amounts in millions)	August 31,	August 31,	Increase/
	2004	2003	(Decrease)
Operating income	$247	$255	$(8)
Cost of funds	(228)	(225)	(3)
Gross margin	19	30	(11)
Operating expenses:
General and administrative	(11)	(10)	(1)
Provision for loan losses	-	(3)	3
Provision for guarantee losses	1	1	-
Total operating expenses	(10)	(12)	2
Results of operations of foreclosed assets	2	(1)	3
Impairment loss on foreclosed assets	-	(9)	9
Total gain (loss) on foreclosed assets	2	(10)	12
Derivative and foreign currency adjustments:
Derivative cash settlements	20	28	(8)
Derivative forward value	55	(361)	416
Foreign currency adjustments	5	85	(80)
Total gain (loss) on derivative and foreign currency adjustments	80	(248)	328
Operating margin (loss)	91	(240)	331
Income tax expense	-	(1)	1
Minority interest - RTFC and NCSC net margin	(1)	(1)	-
Cumulative effect of change in accounting principle	-	22	(22)
Net margin (loss)	$90	$(220)	$310
TIER (1)	1.39	-
Adjusted TIER (2)	1.15	1.18
(1) For the three months ended August 31, 2003, CFC's earnings were insufficient to cover fixed charges by $242 million.

(2) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net margin, to include minority interest in net margin and to include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart is a summary of CFC's operating results expressed as an annualized percentage of average loans outstanding for the three months ended August 31, 2004 and 2003.

	For the three months ended
	August 31,	August 31,	Increase/
	2004	2003	(Decrease)
Operating income	4.77%	5.09%	(0.32)%
Cost of funds	(4.41)%	(4.49)%	0.08%
Gross margin	0.36%	0.60%	(0.24)%
Operating expenses:
General and administrative expenses	(0.21)%	(0.20)%	(0.01)%
Provision for loan losses	-	(0.06)%	0.06%
Provision for guarantee losses	0.02%	0.02%	-
Total operating expenses	(0.19)%	(0.24)%	0.05%
Results of operations of foreclosed assets	0.04%	(0.02)%	0.06%
Impairment loss on foreclosed assets	-	(0.18)%	0.18%
Total gain (loss) on foreclosed assets	0.04%	(0.20)%	0.24%
Derivative and foreign currency adjustments:
Derivative cash settlements	0.39%	0.56%	(0.17)%
Derivative forward value	1.06%	(7.21)%	8.27%
Foreign currency adjustments	0.10%	1.70%	(1.60)%
Total gain (loss) on derivative and foreign currency adjustments	1.55%	(4.95)%	6.50%
Operating margin (loss)	1.76%	(4.79)%	6.55%
Income tax expense	-	(0.02)%	0.02%
Minority interest - RTFC and NCSC net margin	(0.02)%	(0.02)%	-
Cumulative effect of change in accounting principle	-	0.44%	(0.44)%
Net margin (loss)	1.74%	(4.39)%	6.13%
Adjusted gross margin (1)	0.75%	1.16%	(0.41)%
Adjusted operating margin (2)	0.60%	0.72%	(0.12)%

(1) Adjusted to include derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

(2) Adjusted to exclude derivative forward value and foreign currency adjustments from the operating margin (loss). See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

Operating Income

The $8 million or 3% decrease in operating income for the three months ended August 31, 2004 compared to the prior year period was due to a $13 million decrease due to the lower yield offset by a $5 million increase due to higher average loan volume. The average yield on total loans decreased from 5.09% for the three months ended August 31, 2003 to 4.77% for the three months ended August 31, 2004 due to decreases to CFC's long-term variable and line of credit interest rates. The decrease to CFC's interest rates was based on the decrease to interest rates in the market and CFC's decision to lower the gross margin yield it was charging its members. CFC's decision to lower the gross margin yield on loans to members was due to both, its goal to provide low cost financing to its members and to competitive pressure in certain segments of the rural utility lending market. CFC's average loan volume outstanding increased $637 million or 3% to a balance of $20,516 million for the three months ended August 31, 2004 compared to a balance of $19,879 million for the three months ended August 31, 2003. CFC's goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. For the three months ended August 31, 2004, CFC exceeded its minimum operating objective of a 1.10 adjusted TIER.

Electric systems operating income is comprised of income from loans to electric members and foreclosed assets which were received as a result of the settlement of electric loans. Electric systems operating income for the three months ended August 31, 2004 increased $4 million compared to the prior year period due to a $16 million increase resulting from higher average loan volume offset by a decrease of $12 million as a result of a lower average yield on electric loans. The average yield on electric loans fell from 4.65% for the three months ended August 31, 2003 to 4.35% for the three months ended August 31, 2004. During fiscal year 2004, CFC refinanced approximately $1 billion of electric member loans from another lender with long-term fixed rate loans. This large volume of new fixed rate loans at low interest rates along with decreases to variable interest rates was the reason for the decrease in yield on the electric loan portfolio. Telecommunications operating income is comprised of income from loans to telecommunications members. Telecommunications operating income for the three months ended August 31, 2004 decreased $12 million compared to the prior year period. The average yield on telecommunications loans fell from 6.49% for the three months ended August 31, 2003 to 6.41% for the three months ended August 31, 2004 accounting for $1 million of the decrease. Lower average loans outstanding resulted in the remaining decrease of $11 million. The primary reason for the decrease in yield on telecommunications loans was that the loans to VarTec Telecom, Inc. ("VarTec") were placed on non-accrual status as of June 1, 2004. Other operating income is comprised of loans to electric consumers, loans to the for-profit subsidiaries of members and other items not included in the electric or telecommunications segments. Other operating income remained consistent at $4 million for the three months ended August 31, 2004 and August 31, 2003.

Cost of Funds

The $3 million, or 1%, increase in cost of funds for the three months ended August 31, 2004 compared to the prior year period was due to a $6 million increase resulting from a higher average loan volume outstanding for the quarter offset by a $3 million decrease due to a reduction to interest rates in the markets as compared to the prior year. Cost of funds for the three months ended August 31, 2004 and 2003 includes expense totaling $4 million and $2 million, respectively, for net cash settlements related to exchange agreements that qualify as effective hedges. CFC's average cost of funding for the three months ended August 31, 2004 was 4.41% compared to 4.49% in the prior year period. CFC's average adjusted cost of funding, which includes derivative cash settlements, for the three months ended August 31, 2004 was 4.02% compared to 3.93% for the prior year period. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments. Electric cost of funds increased by $18 million for the three months ended August 31, 2004 compared to the prior year period as a result of a $15 million increase due to a 9% increase in average loan volume. In addition, there was a $3 million increase due to a higher average cost of funding of 4.39% versus 4.32% for the prior year period. The telecommunications cost of funds decreased $16 million for the three months ended August 31, 2004 compared to the prior year period, $7 million of which was due to reductions in the average cost from 5.26% to 4.65% period over period. The remaining $9 million decrease was due to the 14% reduction in average loan volume. Other cost of funds remained consistent at $2 million for the three months ended August 31, 2004 and August 31, 2003.

Gross Margin

The gross margin earned on loans for the three months ended August 31, 2004 was 36 basis points, a decrease of 24 basis points, or 40%, compared to 60 basis points for the three months ended August 31, 2003. The adjusted gross margin earned on loans for the three months ended August 31, 2004, which includes derivative cash settlements, was 75 basis points, a decrease of 41 basis points, or 35%, compared to the adjusted gross margin of 116 basis points for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment CFC makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The decrease to CFC's gross margin and adjusted gross margin was primarily due to the decrease in yield on loans to members, which was greater than the reduction to funding cost. The $11 million decrease to gross margin was due to the $14 million decrease to electric gross margin and $1 million decrease to other gross margin partly offset by the $4 million increase to telecommunications gross margin. By reducing the gross margin yield, CFC is effectively giving its members an immediate return of patronage capital rather than collecting the higher gross margin yield during the year and returning it at year end. This is consistent with CFC's goal as a not-for-profit, member-owned finance cooperative to provide its members with the lowest cost financial services.

Operating Expenses

General and administrative expenses for the three months ended August 31, 2004 were $11 million compared to $10 million for the three months ended August 31, 2003. General and administrative expenses represented 21 basis points of average loan volume for the three months ended August 31, 2004, an increase of one basis point as compared to 20 basis points for the prior year period.

No provision for loan losses was required for the three months ended August 31, 2004. The estimated loan loss allowance for electric loans increased $25 million due to an increase to calculated impairments as a result of higher variable interest rates partly offset by principal repayments and an improved aggregate credit risk rating on electric loans during the quarter. The estimated loan loss allowance for telecommunications loans decreased $20 million for the three months ended August 31, 2004 primarily due to a reduction in the principal balance of loans classified as impaired and high risk. The $5 million decrease in the other segment loan loss provision was due to a lower principal balance of loans classified as high risk.

There was a recovery of $1 million from the guarantee liability in the quarters ended August 31, 2004 and 2003. In both cases, the recovery was due to a reduction in the balance of guarantees outstanding. At both August 31, 2004 and 2003, almost all guarantees were to electric members.

Results of Operating Foreclosed Assets

In October 2002 and December 2002, CFC received assets as a result of bankruptcy settlements. CFC records the results of operating these assets as the results of operations of foreclosed assets. CFC recorded income of $2 million from the operation of foreclosed assets for the three months ended August 31, 2004 compared to a loss of $1 million for the three months ended August 31, 2003. In addition, CFC recognized an impairment loss of $9 million to reflect the decrease in the fair value of certain foreclosed assets during the three months ended August 31, 2003. It is not management's intent to hold and operate these assets, but to preserve the value for sale at the appropriate time.

Derivative Cash Settlements

Derivative cash settlements decreased $8 million during the three months ended August 31, 2004 compared to the prior year period. The decrease in the net difference between the interest rates received and paid by CFC on its derivatives contracts resulted in a $7 million decline in derivative cash settlements in addition to a $1 million decrease due to a lower average notional amount of CFC's derivative contracts outstanding. The derivative cash settlements for the period represent the net amount that CFC received or paid on its derivative contracts that do not qualify for hedge accounting. CFC is currently collecting more on its derivative contracts than it is paying.

Derivative Forward Value

During the three months ended August 31, 2004, derivative forward value increased $416 million compared to the prior year period. The increase in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the three months ended August 31, 2004 and 2003 also includes amortization of $4 million and $5 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date CFC implemented SFAS 133. This adjustment will be amortized into earnings over the remaining life of the related derivative contracts.

CFC is required to record the fair value of derivatives on its consolidated balance sheets with changes in the fair value of derivatives that do not qualify for hedge accounting recorded in the consolidated statements of operations as a current period gain or loss. This change in fair value is recorded as the derivative forward value on the consolidated statements of operations. The derivative forward value does not represent a current period cash inflow or outflow to CFC, but represents the net present value of the estimated future cash settlements, which are based on the estimate of future interest rates over the remaining life of the derivative contract. The expected future interest rates change often, causing significant changes in the recorded fair value of CFC's derivatives and volatility in the reported estimated gain or loss on derivatives in the consolidated statements of operations. Recording the forward value of derivatives results in recording only a portion of the impact on CFC's operations due to future changes in interest rates. Under GAAP, CFC is required to recognize changes in the fair value of its derivatives as a result of changes to interest rates, but there are no provisions for recording changes in the fair value of its loans as a result of changes to interest rates. As a finance company, CFC passes on its cost of funding through interest rates on loans to members. CFC has demonstrated the ability to pass on its cost of funding to its members through its ability to consistently earn an adjusted TIER in excess of the minimum 1.10 target. CFC has earned an adjusted TIER in excess of 1.10 in every year since 1981. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios.

Foreign Currency Adjustment

CFC's foreign currency adjustment decreased $80 million for the three months ended August 31, 2004 as compared to the three months ended August 31, 2003 due to the change in currency exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar will cause the value of CFC's outstanding foreign denominated debt to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. CFC has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

Operating Margin (Loss)

Operating margin for the three months ended August 31, 2004 was $91 million, compared to a loss of $240 million for the prior year period. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the three months ended August 31, 2004 was $31 million, compared to $36 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment CFC makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin. The adjusted operating margin decreased due to the $19 million decrease in adjusted gross margin offset by the $12 million increase in the gain (loss) on foreclosed assets and $2 million decrease in operating expenses.

Cumulative Effect of Change in Accounting Principle

As a result of the implementation of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003, CFC consolidated the financial results of NCSC and RTFC. CFC recorded a cumulative effect of change in accounting principle gain of $22 million on the consolidated statement of operations for the three months ended August 31, 2003, representing a $34 million decrease to the guarantee liability offset by a $3 million increase to the loan loss allowance and a $9 million loss representing the amount by which cumulative losses of NCSC exceeded NCSC equity.

Net Margin (Loss)

Net margin for the three months ended August 31, 2004 was $90 million, an increase of $310 million compared to a net loss of $220 million for the prior year period. The net margin for the three months ended August 31, 2004 and the significant increase from the prior year period are primarily due to the $416 million increase in the estimated fair value of derivatives and the $12 million increase to the gain (loss) on foreclosed assets partly offset by decreases of $80 million to foreign currency adjustments, $22 million to cumulative effect of change in accounting principle, $11 million to gross margin and $8 million to derivative cash settlements. The adjusted net margin, which excludes the impact of the derivative forward value, foreign currency adjustments and cumulative effect of change in accounting principle and adds back minority interest, was $31 million, compared to $35 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustments CFC makes in its financial analysis to net margin (loss).

Liquidity and Capital Resources

Assets

At August 31, 2004, CFC had $21,495 million in total assets, an increase of $145 million, or 1%, from the balance of $21,350 million at May 31, 2004. Net loans outstanding to members totaled $19,899 million at August 31, 2004, a decrease of $16 million compared to a total of $19,915 million at May 31, 2004. Net loans represented 93% of total assets at August 31, 2004 and May 31, 2004. The remaining assets, $1,596 million and $1,435 million at August 31, 2004 and May 31, 2004, respectively, consisted of other assets to support CFC's operations, primarily cash and cash equivalents, derivative assets and foreclosed assets. Included in assets at August 31, 2004 and May 31, 2004 is $636 million and $577 million, respectively, of derivative assets. Derivative assets increased by $59 million due to lower projections for future interest rate increases. Foreclosed assets of $177 million and $248 million at August 31, 2004 and May 31, 2004, respectively, relate to assets received from borrowers as part of bankruptcy and/or loan settlements. Foreclosed assets decreased by $71 million due to principal payments on the real estate note portfolio. Unless excess cash is invested overnight, CFC does not generally use funds to invest in debt or equity securities.

Loans to Members

Net loan balances decreased by $16 million, or less than 1%, from May 31, 2004 to August 31, 2004. Gross loans decreased by $16 million, and the allowance for loan losses did not change compared to the prior year end. As a percentage of the portfolio, long-term loans represented 94% of total loans at August 31, 2004 and at May 31, 2004 (including secured long-term loans classified as restructured and non-performing). The remaining 6% at August 31, 2004 and May 31, 2004 consisted of secured and unsecured intermediate-term and line of credit loans.

Long-term fixed rate loans represented 72% of total long-term loans at August 31, 2004 and May 31, 2004. Loans converting from a variable rate to a fixed rate for the three months ended August 31, 2004 totaled $61 million, which was offset by $29 million of loans that converted from a fixed rate to a variable rate. For the three months ended August 31, 2003, loans converting from a variable rate to a fixed rate totaled $307 million, which was offset by $30 million of loans that converted from the fixed rate to the variable rate. This resulted in a net conversion of $32 million from a variable rate to a fixed rate for the three months ended August 31, 2004, compared to a net conversion of $277 million for the three months ended August 31, 2003. Approximately 68% or $13,824 million of total loans carried a fixed rate of interest at August 31, 2004 compared to 68%, or $13,840 million at May 31, 2004. All other loans, including $6,648 million and $6,649 million in loans at August 31, 2004 and May 31, 2004, respectively, are subject to interest rate adjustment monthly or semi-monthly.

The decrease in total loans outstanding at August 31, 2004 as compared to May 31, 2004 was due primarily to repayments of telecommunications loans. The $16 million decrease in loans includes decreases of $10 million in long-term loans, $1 million in intermediate-term loans, $1 million in RUS guaranteed loans and $23 million in non-performing and restructured loans offset by increases of $19 million in short-term loans. Loans outstanding to telecommunications systems and other borrowers decreased $90 million and $9 million, respectively, offset by the increase in loans outstanding to electric systems of $83 million. The increase to electric systems includes increases of $65 million to distribution systems, $12 million to power supply systems and $6 million to service members and associates.

Loan and Guarantee Portfolio Assessment

Portfolio Diversity

CFC provides credit products (loans, financial guarantees and letters of credit) to its members. The combined memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunications organizations and associated affiliates.

The following chart summarizes loans and guarantees outstanding by member class.

(Dollar amounts in millions)	August 31, 2004		May 31, 2004
Electric systems:
Distribution	$12,695	58%	$12,630	58%
Power supply	3,949	18%	3,950	18%
Associate & service members	182	1%	246	1%
Total electric systems	16,826	77%	16,826	77%
Telecommunications systems	4,553	21%	4,643	21%
Other	342	2%	351	2%
Total	$21,721	100%	$21,820	100%

The following chart summarizes CFC's telecommunications loans and guarantees outstanding by business type.

(Dollar amounts in millions)	August 31, 2004		May 31, 2004
Rural local exchange carriers	$3,568	78%	$3,615	78%
Long distance carriers	324	7%	340	7%
Wireless providers	261	6%	267	6%
Cable television providers	174	4%	176	4%
Fiber optic network providers	162	4%	168	4%
Competitive local exchange carriers	50	1%	62	1%
Other	14	-	15	-
Total	$4,553	100%	$4,643	100%

CFC's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa, Guam and the U.S. Virgin Islands.

Credit Concentration

In addition to the geographic diversity of the portfolio, CFC limits its exposure to any one borrower. At August 31, 2004, the total exposure outstanding to any one borrower or controlled group did not exceed 2.9% of total loans and guarantees outstanding compared to 3.0% at May 31, 2004. At August 31, 2004 and May 31, 2004, CFC had $4,373 million and $4,415 million, respectively, in loans outstanding, and $241 million and $240 million, respectively, in guarantees outstanding to its ten largest borrowers. The amounts outstanding to the ten largest borrowers at August 31, 2004 and May 31, 2004 represented 21% and 22% of total loans outstanding, respectively, and 19% and 18% of total guarantees outstanding, respectively. Total credit exposure to the ten largest borrowers, including loans and guarantees, at August 31, 2004 and May 31, 2004 was $4,614 million and $4,655 million and represented 21% of total credit exposure. At August 31, 2004 and May 31, 2004, the ten largest borrowers included two distribution systems, three power supply systems and five telecommunications systems.

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

For the three months ended August 31, 2004, CFC and RTFC approved new loan and guarantee facilities totaling $111 million to three borrowers that had a total or unsecured exposure in excess of the limits set forth in the credit limitation policy. CFC approved new loan facilities totaling $6 million to two borrowers and RTFC approved a new loan facility totaling $105 million to one borrower in excess of the established credit limits. There were no additional credit facilities approved to NCSC borrowers in excess of its established credit limits during the three months ended August 31, 2004. Of the $111 million in loans approved during the three months ended August 31, 2004, $3 million were refinancings or renewals of existing loans.

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

Security Provisions

Except when providing lines of credit and certain intermediate-term loans, CFC typically lends to its members on a senior secured basis. At August 31, 2004, a total of $1,281 million of loans were unsecured representing 6% of total loans. At May 31, 2004, a total of $1,439 million of loans were unsecured representing 7% of total loans. CFC's long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. At August 31, 2004 and May 31, 2004, a total of $120 million and $122 million of guarantee reimbursement obligations were unsecured, respectively, representing 10% and 9% of total guarantees, respectively. Guarantee reimbursement obligations are typically secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, CFC also requires that its borrowers set rates designed to achieve certain financial ratios. At August 31, 2004 and May 31, 2004, CFC had a total of $1,401 million and $1,561 million, respectively, of unsecured loans and guarantees representing 6% and 7%, respectively, of total loans and guarantees.

Non-performing Loans
CFC classifies a borrower as non-performing when any one of the following criteria are met:
* Principal or interest payments on any loan to the borrower are past due 90 days or more,
* as a result of court proceedings, repayment on the original terms is not anticipated, or
* for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At August 31, 2004 and May 31, 2004, CFC had non-performing loans outstanding in the amount of $324 million and $341 million, respectively. All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income. Non-performing loans at August 31, 2004 and May 31, 2004 include a total of $324 million and $340 million, respectively, to VarTec. On May 31, 2004, loans to VarTec were reclassified to non-performing and put on non-accrual status as of June 1, 2004.

Currently, there is significant competition in both of VarTec's primary businesses, dial-around long-distance service and as a competitive local exchange carrier ("CLEC"). This competition has resulted in a significant reduction to the cashflow generated by VarTec. In addition, on a prospective basis recent court rulings have given the incumbent local exchange carrier network owners more control of the prices they can charge to companies leasing elements of the network, which will most likely result in an increase to the cost of operating as a CLEC that leases network capacity.

VarTec is engaged in binding arbitration with Teleglobe, Inc. ("Teleglobe"), in connection with VarTec's acquisition of Teleglobe subsidiaries. The subsidiary acquisition was financed with approximately $227 million of unsecured notes issued by VarTec to Teleglobe. Teleglobe contends that VarTec is in payment default with regard to the notes, while VarTec contends that Teleglobe breached its agreement with VarTec and that VarTec has significant offset and recoupment rights relative to the breach. The arbitration hearing has concluded and the arbitration panel is expected to issue its ruling by the end of calendar year 2004. The outcome of the arbitration is unknown.

CFC's exposure to VarTec is secured under a mortgage on substantially all of its assets. VarTec was current with respect to debt service payments to CFC at August 31, 2004. Additionally, VarTec made its interest payment due on September 30, 2004. RTFC and VarTec entered into an amended and restated credit agreement effective as of October 7, 2004 (the "Amended Credit Agreement"). On October 8, 2004, VarTec repaid $90 million of its loans to RTFC; $70 million of the repayment was applied to long-term loans and $20 million of the repayment was applied to a $70 million revolving credit facility under the Amended Credit Agreement, and will be available for readvance subject to satisfaction of the terms and conditions therein. On October 8, 2004, RTFC also offset $2 million of allocated but unreturned patronage capital and $30 million of subordinated capital certificates against the loan balance. At October 8, 2004, after application of all offsets and payments received from VarTec to principal, the outstanding principal balance of the VarTec loan was $199 million. CFC expects VarTec to borrow some, if not all, of the repayment applied to the revolving credit facility in the near term.

Pursuant to the terms of the Amended Credit Agreement, VarTec is required to pay interest only on a monthly basis through and including October 8, 2005 at which time the outstanding principal balance of VarTec's loans to RTFC, together with accrued interest thereon, is due and payable in full. The Amended Credit Agreement also provides for mandatory prepayments of loan principal from excess cash flow, asset sales and certain other sources. There is significant risk that VarTec will not be able to perform all of its obligations under the Amended Credit Agreement. CFC continues to monitor this situation very closely.

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

At August 31, 2004 and May 31, 2004, restructured loans totaled $612 million and $618 million, respectively, all of which related to loans outstanding to Denton County Electric Cooperative, Inc. d/b/a CoServ Electric ("CoServ"). CFC will maintain the restructured CoServ loan on non-accrual status in the near term. Total loans to CoServ at August 31, 2004 and May 31, 2004 represented 2.8% of CFC's total loans and guarantees outstanding.

To date, CoServ has made all required payments under the restructured loan. Under the agreement, CoServ is scheduled to make quarterly payments to CFC through 2037. Under the agreement, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC under its restructure agreement. As of August 31, 2004, no amounts have been advanced to CoServ under this loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the restructured loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

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

As events related to the cooperative take place and economic conditions and CFC's assumptions change, the impairment calculations will change. CFC adjusts the amount of its loan loss allowance specifically reserved to cover the calculated impairments on a quarterly basis based on the most current information available. At August 31, 2004 and May 31, 2004, CFC had impaired loans totaling $936 million and $959 million, respectively. At August 31, 2004 and May 31, 2004, CFC had specifically reserved a total of $249 million and $233 million, respectively, to cover impaired loans.

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

CFC's corporate credit committee makes recommendations to CFC's board of directors regarding write-offs of loan balances. Under current policy, CFC's board of directors is required to approve all loan write-offs. In making its recommendation to write off all or a portion of a loan balance, CFC's corporate credit committee considers various factors including cash flow analysis and collateral securing the borrower's loans. Since inception in 1969, CFC has recorded write-offs totaling $147 million and recoveries totaling $32 million for a net loan loss amount of $115 million. In the past five fiscal years and the first three months of fiscal year 2005, CFC has recorded write-offs totaling $51 million and recoveries totaling $15 million for a net loan loss of $36 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses. The following chart presents a summary of the allowance for loan losses.

	For the three months ended		For the year ended and as of
	August 31,	August 31,	May 31,
(Dollar amounts in millions)	2004	2003	2004
Beginning balance	$574	$511	$511
Provision for loan losses	-	3	55
Change in allowance due to consolidation (1)	-	6	6
Net recoveries (write-offs)	-	2	2
Ending balance	$574	$522	$574

Loan loss allowance by segment:
Electric	$259	$291	$234
Telecommunications	290	204	310
Other	25	27	30
Total	$574	$522	$574
As a percentage of total loans outstanding	2.80%	2.58%	2.80%
As a percentage of total non-performing loans outstanding	177.16%	17,400.00%	168.33%
As a percentage of total restructured loans outstanding	93.79%	82.86%	92.88%

(1) Represents the impact of consolidating NCSC including the increase to CFC's loan loss allowance recorded as a cumulative effect of change in accounting principle and the balance of NCSC's loan loss allowance on June 1, 2003.

The loan loss allowance at August 31, 2004 remained the same compared to May 31, 2004. The $52 million increase to the loan loss allowance at August 31, 2004 compared to August 31, 2003 is primarily due to an increase to the telecommunications loan loss allowance of $86 million offset by the $32 million decrease in the electric loan loss allowance. The increase to the telecommunications loan loss allowance was due to the increase in the principal balance of loans classified as high risk and impaired. This was offset by a decrease to the electric loan loss allowance primarily as a result of a lower principal balance of loans classified as impaired and lower variable interest rates which resulted in a lower calculated impairment on electric loans.

Liabilities, Minority Interest and Equity
Liabilities, minority interest and equity totaled $21,495 million at August 31, 2004, an increase of $145 million or 1% from the balance of $21,350 million at May 31, 2004.

Liabilities

Total liabilities at August 31, 2004, were $20,754 million, an increase of $121 million from $20,633 million at May 31, 2004. The increase to liabilities was due to increases in notes payable due in one year of $30 million, accrued interest payable of $68 million, other liabilities of $16 million, derivative liabilities of $1 million, and subordinated certificates of $13 million offset by decreases in deferred income of $5 million, long-term debt of $1 million and guarantee liability of $1 million.

Notes Payable and Long-Term Debt
The following chart provides a breakout of debt outstanding.
			Increase/
(Dollar amounts in millions)	August 31, 2004	May 31, 2004	(Decrease)
Notes payable:
Commercial paper (1)	$4,258	$3,525	$733
Bank bid notes	375	100	275
Long-term debt with remaining maturities less than one year	1,387	2,365	(978)
Notes payable reclassified as long-term (4)	(4,650)	(4,650)	-
Total notes payable	1,370	1,340	30
Long-term debt:
Collateral trust bonds	5,393	5,392	1
Long-term notes payable	100	107	(7)
Medium-term notes	6,287	6,276	11
Foreign currency valuation account	228	234	(6)
Notes payable reclassified as long-term (4)	4,650	4,650	-
Total long-term debt	16,658	16,659	(1)
Subordinated deferrable debt	550	550	-
Members' subordinated certificates	1,678	1,665	13
Total debt outstanding	$20,256	$20,214	$42

Percentage of fixed rate debt (2)	71%	70%
Percentage of variable rate debt (3)	29%	30%
Percentage of long-term debt	93%	93%
Percentage of short-term debt	7%	7%

(1) Includes $181 million and $223 million related to the daily liquidity fund at August 31, 2004 and May 31, 2004, respectively.
(2) Includes variable rate debt that has been swapped to a fixed rate less any fixed rate debt that has been swapped to a variable rate.

(3) The rate on commercial paper notes does not change once the note has been issued. However, the rates on new commercial paper notes change daily and commercial paper notes generally have maturities of less than 90 days. Therefore, commercial paper notes are considered to be variable rate debt by CFC. Also includes fixed rate debt that has been swapped to a variable rate less any variable rate debt that has been swapped to a fixed rate.

(4) Reclassification of notes payable to long-term debt is based on CFC's ability to borrow under its revolving credit agreements and refinance notes payable on a long-term basis, subject to the conditions therein.

The notes payable increased from May 31, 2004 to August 31, 2004 due to increases of $733 million in commercial paper and daily liquidity fund balances and $275 million of bank bid notes offset by a decrease of $978 million in long-term debt due within one year. The long-term debt balance at August 31, 2004 was consistent with the balance at May 31, 2004.

At August 31, 2004 and May 31, 2004, CFC had a total of $1,333 million and $1,339 million, respectively, of foreign denominated debt. As a result of issuing debt in foreign currencies, CFC must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt for the current period is reported on the consolidated statements of operations as foreign currency adjustments. At the time of issuance of all foreign denominated debt, CFC enters into a cross currency or cross currency interest rate exchange agreements to fix the exchange rate on all principal and interest payments through maturity.

Members' Subordinated Certificates
The following chart provides a breakout of members' subordinated certificates outstanding.

(Dollar amounts in millions)	August 31, 2004	May 31, 2004	Increase/(Decrease)
Members' subordinated certificates:
Membership certificates	$650	$650	$-
Loan certificates	877	874	3
Guarantee certificates	151	141	10
Total members' subordinated certificates	$1,678	$1,665	$13

As a condition of becoming a member, CFC requires the purchase of membership subordinated certificates. The majority of membership subordinated certificates outstanding and all new membership subordinated certificates have an original maturity of 100 years and pay interest at 5%. Members may be required to purchase subordinated certificates with each new loan and guarantee, based on the borrower's internal leverage ratio with CFC. The right to receive payment by holders of subordinated certificates is subordinate to the right to receive payment by the holders of all other CFC debt.

Minority Interest

Minority interest on the consolidated balance sheets at August 31, 2004 and May 31, 2004 was $21 million. Minority interest represents the RTFC and NCSC members' equity. In consolidation, the amount of the subsidiary equity that is owned or due to investors other than the parent company is shown as minority interest. CFC does not own any interest in RTFC and NCSC, but is required to consolidate under FIN 46(R) as it is the primary beneficiary of a variable interest in RTFC and NCSC. RTFC and NCSC are determined to be variable interest entities because they are very thinly capitalized, dependent on CFC for all funding and operated by CFC under a management agreement. CFC is considered to be the primary beneficiary of variable interests in RTFC and NCSC due to a guarantee agreement, under which it is responsible for absorbing the majority of expected losses. During the three months ended August 31, 2004 and 2003, the balance of minority interest - RTFC and NCSC members' equity has been adjusted by minority interest - RTFC and NCSC net margins.

Equity
The following chart provides a breakout of the equity balances.

(Dollar amounts in millions)	August 31, 2004	May 31, 2004	Increase/(Decrease)
Membership fees	$1	$1	$-
Education fund	1	1	-
Members' capital reserve	131	131	-
Allocated net margin	282	352	(70)
Unallocated margin	28	(2)	30
Total members' equity	443	483	(40)
Prior years cumulative derivative forward
value and foreign currency adjustments (1)	225	523	(298)
Current period derivative forward value (1) (2)	55	(233)	288
Current period foreign currency adjustments (1)	5	(65)	70
Total retained equity	728	708	20
Accumulated other comprehensive loss (1)	(8)	(12)	4
Total equity	$720	$696	$24
(1) Items related to the adoption of SFAS 133 and adjustments to value debt denominated in foreign currencies at the reporting date.

(2) Represents total derivative forward value gain (loss) excluding NCSC derivative forward value loss of $0.5 million for the three months ended August 31, 2004 and gain of $4 million for the year ended May 31, 2004 which are included in members' equity.

Applicants are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to one thousand dollars depending on the membership class. CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net margin to its members. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At that time, CFC's board of directors allocates its net margin to members in the form of patronage capital and to board approved reserves. Currently, CFC has two such board approved reserves, the education fund and the members' capital reserve. CFC adjusts the net margin it allocates to its members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52. CFC allocates a small portion, less than 1%, of adjusted net margin annually to the education fund as required by cooperative law. Funds from the education fund are disbursed annually to fund cooperative education among employees and directors of cooperatives in the service territories of each state. The board of directors determines the amount of adjusted net margin that is allocated to the members' capital reserve, if any. The members' capital reserve represents margins that are held by CFC to increase equity retention. The margins held in the members' capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by CFC's board of directors. All remaining adjusted net margin is allocated to CFC's members in the form of patronage capital. CFC bases the amount of adjusted net margin allocated to each member on the members' patronage of the CFC lending programs in the year that the adjusted net margin was earned. Members recognize allocations in the form of patronage capital as income when allocated by CFC. There is no impact on CFC's total equity as a result of allocating margins to members in the form of patronage capital or to board approved reserves. CFC's board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years. CFC's total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board approved reserves.

At August 31, 2004, equity totaled $720 million, an increase of $24 million from May 31, 2004. The increase in equity includes net margin for the three months ended August 31, 2004 of $90 million and a reduction to the other comprehensive loss related to derivatives of $4 million offset by CFC's retirement of $69 million of patronage capital to its members.

Contractual Obligations
The following table summarizes CFC's contractual obligations at August 31, 2004 and the related principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding						Remaining
Instrument	Balance	2005	2006	2007	2008	2009	Years
Notes payable (1)	$6,020	$5,973	$47	$-	$-	$-	$-
Long-term debt (2)	12,008	-	3,406	1,599	1,085	485	5,433
Subordinated deferrable debt	550	-	-	-	-	-	550
Members' subordinated certificates (3)	1,088	3	11	26	7	20	1,021
Total contractual obligations	$19,666	$5,976	$3,464	$1,625	$1,092	$505	$7,004
(1) Includes commercial paper, bank bid notes and long-term debt due in less than one year prior to reclassification of $4,650 million to long-term debt.
(2) Excludes $4,650 million reclassification from notes payable.

(3) Excludes loan subordinated certificates totaling $590 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus CFC is unable to maintain an amortization schedule for these certificates. Over the past three years, annual amortization on these certificates has averaged $30 million. In fiscal year 2004, amortization represented 5% of amortizing loan subordinated certificates outstanding.

Off-Balance Sheet Obligations

Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment.

(Dollar amounts in millions)	August 31, 2004	May 31, 2004	Increase/ (Decrease)
Long-term tax-exempt bonds	$773	$781	$(8)
Debt portions of leveraged lease transactions	14	15	(1)
Indemnifications of tax benefit transfers	156	160	(4)
Letters of credit	238	307	(69)
Other guarantees	68	68	-

Total	$1,249	$1,331	$(82)
Electric	$1,220	$1,302	$(82)
Other	29	29	-
Total	$1,249	$1,331	$(82)

The decrease in total guarantees outstanding at August 31, 2004 compared to May 31, 2004 was due primarily to a reduction in the amount of letters of credit outstanding.

At August 31, 2004 and May 31, 2004, CFC had recorded a guarantee liability totaling $19 million, which represents CFC's contingent and non-contingent exposure related to guarantees of its members' debt obligations. CFC's contingent guarantee liability at August 31, 2004 and May 31, 2004 totaled $18 million and $19 million, respectively, based on management's estimate of CFC's exposure to losses within the guarantee portfolio. At August 31, 2004 and May 31, 2004, 98% of guarantees were related to the electric segment. The remaining amounts at August 31, 2004 and May 31, 2004 were related to the other segment. CFC uses factors such as internal borrower risk rating, maturity periods, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of less than $1 million at August 31, 2004 and May 31, 2004 relates to CFC's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. CFC's non-contingent obligation is estimated based on guarantee fees received for guarantees issued. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. CFC has recorded a non-contingent obligation for all new guarantees since January 1, 2003 in accordance with FIN 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS 5, 57, and 107 and rescission of FIN 34). CFC received and deferred fees of $0.1 million and $0.2 million for the three months ended August 31, 2004 and 2003, respectively, related to new guarantees issued during the periods.

The following table summarizes CFC's off-balance sheet obligations at August 31, 2004 and the related principal amortization and maturities by fiscal year.

(Dollar amounts in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2005	2006	2007	2008	2009	Years
Guarantees (1)	$1,249	$128	$162	$113	$86	$85	$675

(1) On a total of $719 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Unadvanced Commitments

At August 31, 2004, CFC had unadvanced commitments totaling $11,602 million, an increase of $25 million compared to the balance of $11,577 million at May 31, 2004. Unadvanced commitments include loans approved by CFC for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to CFC borrowers; therefore, CFC does not anticipate funding most of these commitments. Approximately 48% and 49% of the outstanding commitments at August 31, 2004 and May 31, 2004, respectively, were for short-term or line of credit loans. All above mentioned credit commitments contain material adverse change clauses, thus to qualify for the advance of funds under all commitments, CFC must be satisfied that there has been no material change since the loan was approved.

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

Ratio Analysis
Leverage Ratio

The leverage ratio is calculated by dividing total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at August 31, 2004 was 30.55, a decrease from 31.57 at May 31, 2004. The decrease in the leverage ratio is due to an increase of $24 million to total equity and a decrease of $82 million in guarantees offset by an increase of $121 million in total liabilities, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital Resources". For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, CFC adjusts the leverage ratio calculation to exclude derivative liabilities and debt used to fund RUS guaranteed loans from total liabilities, to exclude from total liabilities and include in total equity subordinated deferrable debt and subordinated certificates, to use members' equity rather than total equity and to include minority interest as equity. At August 31, 2004 and May 31, 2004, the adjusted leverage ratio was 7.11 and 7.03, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its leverage ratio calculation. The increase in the adjusted leverage ratio is due to an increase in adjusted liabilities of $114 million and a decrease in adjusted equity of $27 million offset by a decrease of $82 million in guarantees. The decrease to adjusted equity is due to the retirement of allocated margins offset by year to date adjusted net margin. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with contractual obligations and maintaining acceptable financial ratios. In addition to the adjustments CFC makes to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to CFC member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio

The debt to equity ratio is calculated by dividing total liabilities outstanding by total equity. The debt to equity ratio, based on this formula, at August 31, 2004 was 28.82 a decrease from 29.66 at May 31, 2004. The decrease in the debt to equity ratio is due to the increase of $24 million to total equity offset by the increase of $121 million to total liabilities, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital Resources". For internal management purposes, CFC adjusts the debt to equity ratio calculation to exclude derivative liabilities and debt used to fund RUS guaranteed loans from total liabilities, to exclude from total liabilities and include in total equity subordinated deferrable debt and subordinated certificates, to use members' equity rather than total equity and to include minority interest as equity. At August 31, 2004 and May 31, 2004, the adjusted debt to equity ratio was 6.65 and 6.54, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments CFC makes in its debt to equity ratio calculation. The increase in the adjusted debt to equity ratio is due to an increase in adjusted liabilities of $114 million and a decrease in adjusted equity of $27 million.

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

Revolving Credit Agreements

At August 31, 2004 and May 31, 2004, CFC had three revolving credit agreements totaling $4,650 million which were used principally to provide liquidity support for CFC's outstanding commercial paper and the adjustable or floating/fixed rate bonds which CFC has guaranteed and of which CFC is standby purchaser. Under a three-year agreement in effect at August 31, 2004 and May 31, 2004, CFC could borrow $1,740 million. This agreement is scheduled to terminate on March 30, 2007. At August 31, 2004 and May 31, 2004, there were two 364-day agreements totaling $2,910 million. Both 364-day agreements have a revolving credit period that is scheduled to terminate on March 29, 2005 during which CFC could borrow, and such borrowings could be converted to a one-year term loan at the end of the revolving credit period.

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

As of August 31, 2004 and May 31, 2004, CFC was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under such agreements. As of August 31, 2004 and May 31, 2004, CFC's adjusted TIER over the six most recent fiscal quarters, as defined by the agreements, was 1.13 and 1.15, respectively. As of May 31, 2004, CFC's adjusted TIER for the fiscal year end was 1.12. As of August 31, 2004 and May 31, 2004, CFC's leverage ratio, as defined by the agreements, was 6.95 and 6.87, respectively.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligation to fund under the terms of the agreements.

Based on the ability to borrow under the bank line facilities, CFC classified $4,650 million of its notes payable outstanding as long-term debt at August 31, 2004 and May 31, 2004.

Asset/Liability Management

A key element of CFC's funding operation is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross margins and retain liquidity. Throughout the asset/liability management discussion, the term repricing refers to the resetting of interest rates for a loan and does not represent the maturity of a loan. Therefore, loans that reprice do not represent amounts that will be available to service debt or fund CFC's operations.

Matched Funding Policy

CFC measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is CFC's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At August 31, 2004, CFC had $13,825 million of fixed rate assets amortizing or repricing, funded by $11,666 million of fixed rate liabilities maturing during the next 30 years and $2,041 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $118 million or 0.55% of total assets and 0.57% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. CFC funds variable rate assets which reprice monthly with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes. CFC funds fixed rate loans with fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below CFC's long-term cost of funding and with extended maturities, and commercial paper, CFC's liabilities have average maturities that closely match the repricing terms (but not the maturities) of CFC's fixed interest rate loans. CFC also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at August 31, 2004.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of August 31, 2004

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$2,018	$3,903	$2,373	$3,067	$1,934	$530	$13,825
Total assets	$2,018	$3,903	$2,373	$3,067	$1,934	$530	$13,825

Liabilities and members' equity:
Long-term debt	$2,130	$3,589	$1,789	$3,058	$511	$589	$11,666
Subordinated certificates	48	127	350	152	705	123	1,505
Members' equity (1)	-	-	-	-	536	-	536
Total liabilities and members' equity	$2,178	$3,716	$2,139	$3,210	$1,752	$712	$13,707

Gap (2)	$(160)	$187	$234	$(143)	$182	$(182)	$118
Cumulative gap	$(160)	$27	$261	$118	$300	$118
Cumulative gap as a % of total assets	(0.74)%	0.13%	1.21%	0.55%	1.40%	0.55%
Cumulative gap as a % of adjusted total assets (3)	(0.77)%	0.13%	1.25%	0.57%	1.44%	0.57%
(1)

Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed rate assets. See "Non-GAAP Financial Measures" for further explanation of why CFC uses members' equity in its analysis of the funding of its loan portfolio.

(2)	Assets less liabilities and members' equity.
(3)	Adjusted total assets represents total assets in the consolidated balance sheet less derivative assets.

Derivative and Financial Instruments

At August 31, 2004 and May 31, 2004, CFC was a party to interest rate exchange agreements with a total notional amount of $14,755 million and $15,485 million, respectively. CFC uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide CFC a lower cost of funding or minimize interest rate risk. CFC will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically change the interest rate on $7,705 million as of August 31, 2004 and $7,435 million as of May 31, 2004 of debt used to fund long-term fixed rate loans from a variable rate to a fixed rate. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $7,050 million and $8,050 million of collateral trust bonds and medium-term notes as of August 31, 2004 and May 31, 2004, respectively. All of CFC's derivative financial instruments were held for purposes other than trading. CFC has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of August 31, 2004 and May 31, 2004, CFC was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,106 million related to medium-term notes denominated in foreign currencies. Cross currency and cross currency interest rate exchange agreements with a total notional amount of $824 million at August 31, 2004 and May 31, 2004 in which CFC receives Euros and pays U.S. dollars, and $282 million at August 31, 2004 and May 31, 2004 in which CFC receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, $716 million of the cross currency interest rate exchange agreements at August 31, 2004 and May 31, 2004 synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. CFC does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. CFC aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. CFC uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. CFC allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, CFC performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 42). The analysis indicates the total amount of fixed rate loans maturing or repricing by year and in aggregate that are assumed to be funded by variable rate debt. CFC's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets, excluding derivative assets. At August 31, 2004 and May 31, 2004, fixed rate loans funded by variable rate debt represented 0.55% and 1.19% of total assets, respectively, and 0.57% and 1.22% of total assets excluding derivative assets, respectively. At August 31, 2004, CFC had $118 million of excess fixed rate assets compared to fixed rate liabilities and members' equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. CFC uses variable rate debt, members' subordinated certificates and members' equity to fund variable rate loans. At August 31, 2004 and May 31, 2004, 32% of loans carried variable interest rates.

CFC faces liquidity risk in the funding of its loan portfolio. CFC offers long-term loans with maturities of up to 35 years and line of credit loans that are required to be paid down annually. On long-term loans, CFC offers a variety of interest rate options including the ability to fix the interest rate for terms of up to 1 year through maturity. At August 31, 2004, CFC had a total of $1,387 million of long-term debt maturing during the next twelve months. CFC funds the loan portfolio with a variety of debt instruments and its members' equity. CFC typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that range from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. CFC may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, CFC is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include CFC maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At August 31, 2004 and May 31, 2004, CFC had a total of $4,650 million in revolving credit agreements. In addition, CFC limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. CFC's funding objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At August 31, 2004, there was a total of $3,281 million of dealer commercial paper and bank bid notes outstanding, representing 16% of CFC's total debt outstanding.

To facilitate entry into the debt markets, CFC maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 44). CFC also maintains shelf registrations with the Securities and Exchange Commission for its collateral trust bonds, medium-term notes and subordinated deferrable debt. At August 31, 2004 and May 31, 2004, CFC had effective shelf registrations totaling $2,075 million related to collateral trust bonds, $4,475 million and $4,534 million, respectively, related to medium-term notes, and $300 million related to subordinated deferrable debt. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. CFC also has commercial paper and medium-term note issuance programs in Europe and Australia. At August 31, 2004 and May 31, 2004, CFC had $382 million and $217 million, respectively, of commercial paper and $1,034 million and $1,035 million, respectively, of medium-term notes outstanding under the European program and $299 million and $304 million, respectively, of medium-term notes outstanding under the Australian program. As of August 31, 2004, CFC had total internal issuance authority of $1,000 million and $4,000 million related to commercial paper and medium-term notes in the European market, respectively, and $2,000 million related to medium-term notes in the Australian market.

CFC is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, CFC only enters into these agreements with financial institutions with investment grade ratings. At August 31, 2004 and May 31, 2004, CFC was a party to interest rate exchange agreements with notional amounts totaling $14,755 million and $15,485 million, respectively, and cross currency and cross currency interest rate exchange agreements with notional amounts totaling $1,106 million. To date, CFC has not experienced a failure of a counterparty to perform as required under any of these agreements. At August 31, 2004, CFC's interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from BBB to AAA as assigned by Standard & Poor's Corporation.

Rating Triggers

CFC has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. CFC's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart below). At August 31, 2004, there were rating triggers associated with $11,858 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If CFC's rating from Moody's Investors Service falls to Baa1 or CFC's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,799 million. If CFC's rating from Moody's Investors Service falls below Baa1 or CFC's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $10,059 million.

At August 31, 2004, CFC had a derivative fair value of $52 million, comprised of $71 million that would be due to CFC and $19 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $299 million, comprised of $377 million that would be due to CFC and $78 million that CFC would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

Credit Ratings

CFC's long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings. The following table presents CFC's credit ratings at August 31, 2004 and May 31, 2004.

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

Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings have CFC's ratings on stable outlook.

Member Investments
At August 31, 2004 and May 31, 2004, CFC's members provided 17.9% and 17.4%, respectively, of total assets less derivative assets as follows:

MEMBERSHIP INVESTMENTS IN CFC

	August 31,	% of	May 31,	% of
(Dollar amounts in millions)	2004	Total (1)	2004	Total (1)
Commercial paper (2)	$1,322	31%	$1,196	34%
Medium-term notes	301	4%	275	4%
Members' subordinated certificates	1,678	100%	1,665	100%
Members' equity (3)	443	100%	483	100%
Total	$3,744		$3,619
Percentage of total assets	17.4%		17.0%
Percentage of total assets less derivative assets (3)	17.9%		17.4%

(1)	Represents the percentage of each line item outstanding to CFC members.
(2)	Includes $181 million and $223 million related to the daily liquidity fund at August 31, 2004 and May 31, 2004, respectively.
(3)	See "Non-GAAP Financial Measures" for further explanation of CFC's adjustments to exclude the impact of derivatives in its financial analysis and a reconciliation of members' equity to total equity.

The total amount of member investments increased $125 million at August 31, 2004 compared to May 31, 2004 due to increases of $126 million in member commercial paper, $26 million in member medium-term notes and $13 million in members' subordinated certificates offset by the decrease of $40 million in members' equity.

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

Liquidity

At August 31, 2004, CFC had $4,633 million of commercial paper, daily liquidity fund and bank bid notes and $1,387 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. CFC's members held commercial paper (including the daily liquidity fund) totaling $1,322 million or approximately 31% of the total commercial paper outstanding at August 31, 2004. Commercial paper issued through dealers and bank bid notes represented 16% of CFC's total debt outstanding at August 31, 2004. CFC intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during fiscal year 2005. During the next twelve months, CFC plans to refinance the $1,387 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes and collateral trust bonds. At August 31, 2004, CFC had effective registration statements covering $2,075 million of collateral trust bonds, $4,475 million of medium-term notes and $300 million of subordinated deferrable debt. CFC may increase the use of commercial paper in the funding of loans in fiscal year 2005, although it will plan to maintain the balance within the limit described above. In addition, CFC limits the amount of commercial paper issued to the amount of back-up liquidity provided by its revolving credit agreements so that there is 100% coverage of outstanding commercial paper. CFC has Board authorization to issue up to $1,000 million of commercial paper and $4,000 million of medium-term notes in the European market and $2,000 million of medium-term notes in the Australian market.

Equity Retention

At August 31, 2004, CFC reported total equity of $720 million, an increase of $24 million from $696 million reported at May 31, 2004. Under GAAP, CFC's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements and the impact of future expected currency exchange rates on its currency exchange agreements. It is difficult to predict the future changes in CFC's reported GAAP equity, due to the uncertainty of the movement in future interest and currency exchange rates. In CFC's internal analysis and in the non-GAAP financial measures section of this report, CFC adjusts equity to exclude the non-cash impacts of SFAS 133 and 52. CFC believes the adjusted equity balance as reported in the non-GAAP financial measure section of this report will continue to increase. CFC has established a members' capital reserve to which a portion of adjusted net margin may be allocated each year. The balance of the members' capital reserve was $131 million at August 31, 2004. CFC's adjusted equity total typically declines slightly in the first quarter as a result of the retirement of patronage capital to its members. Then over the remaining three quarters of the year the accumulated adjusted net margin for the period is typically sufficient to increase the adjusted equity level to a level greater than the prior year end. The same condition may or may not be true for the GAAP reported equity, which will depend on the impact of future expected changes to interest and currency exchange rates on the fair value of CFC's interest rate and currency exchange agreements. See "Non-GAAP Financial Measures" for further explanation of the changes that CFC makes to exclude the non-cash impacts of SFAS 133 and 52 and for a reconciliation of the non-GAAP measures to the applicable GAAP measures.

Adjusted Gross Margin

It is anticipated that the adjusted gross margin spread for fiscal year 2005 will be approximately the same as or slightly lower than the 0.75% for the three months ended August 31, 2004. CFC's goal as a not-for-profit, member-owned financial cooperative is to provide financial products to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. Thus, CFC does not try to maximize the adjusted gross margin it earns on its loans to members. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to gross margin and TIER.

Adjusted Leverage and Adjusted Debt to Equity Ratios

CFC expects the ratios at May 31, 2005 to be slightly lower than at August 31, 2004 due to an expected decrease in debt outstanding. CFC expects that adjusted net margins earned during fiscal year 2005 will offset the reduction to members' equity in the first quarter due to the retirement of allocated net margins. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to net margins.

Loan Impairment

When CFC's variable interest rates increase, the calculated impairment will increase and when CFC's variable interest rates decrease, the calculated impairment will decrease. The calculated impairment represents an opportunity cost, as it is a comparison of the yield that CFC would have earned on the original loan versus the expected yield on the restructured loan. CFC will have to adjust the specific reserve it holds for impaired loans based on changes to its variable interest rates, which could impact the balance of the loan loss allowance and the consolidated statements of operations through an increased provision for loan losses or as an increase to income through the recapture of amounts previously included in the provision for loan losses. CFC's long-term variable and line of credit interest rates have been at historically low levels over the past year, therefore CFC expects that these rates may increase in the near term resulting in an increase to calculated impairments. As CFC's interest rates increase, its operating income and gross margin will increase giving it the financial flexibility to provide for additions to the loan loss allowance to cover increased loan impairments. At this time, an increase of 25 basis points to CFC's variable interest rates results in an increase of $13 million to the calculated impairment.

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

Under the terms of the restructure agreement, CoServ has the option to prepay the restructured loan for $415 million plus an interest payment true up anytime on or after December 13, 2007 and for $405 million plus an interest payment true up anytime on or after December 13, 2008. If CoServ were to elect to prepay the restructured loan on December 13, 2007, it would be required to make a payment of $433 million to CFC, representing $415 million for the contractual prepayment plus $18 million of interest. Assuming that CFC continues to receive all required quarterly payments from CoServ and applies all such payments to principal, the estimated loan balance would be $532 million at December 13, 2007. If CoServ were to elect to prepay the restructured loan on December 13, 2008, it would be required to make a payment of $423 million to CFC, representing $405 million for the contractual prepayment plus $18 million of interest. Assuming that CFC continues to receive all required quarterly payments from CoServ and applies all such payments to principal, the estimated loan balance would be $505 million at December 13, 2008.

Credit Concentration
CFC plans to strictly monitor the amount of loans extended to its largest borrowers to manage its credit concentration downward.

Loan Loss Allowance

At this time it is difficult to estimate the total amount of loans that will be written off during fiscal year 2005. Due to the consolidation with NCSC, there are write-offs and recoveries taken each quarter related to NCSC's consumer loan program. These amounts are relatively minor and have historically been less than $1 million per quarter. CFC believes that the current loan loss allowance of $574 million, which includes specific reserves of $249 million for impaired borrowers, and the loan loss provision, if any, during the remainder of fiscal year 2005 will be sufficient to allow the loan loss allowance to be adequate at May 31, 2005.

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

Non-GAAP Financial Measures

CFC makes certain adjustments to financial measures in assessing its financial performance that are not in accordance with GAAP. These non-GAAP adjustments fall primarily into two categories: (1) adjustments related to the calculation of the TIER ratio, and (2) adjustments related to the calculation of leverage and debt to equity ratios. These adjustments reflect management's perspective on CFC's operations, and in several cases adjustments used to measure covenant compliance under its revolving credit agreements, and thus CFC believes these are useful financial measures for investors. For a more complete explanation of these adjustments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in CFC's Annual Report on Form 10-K for the year ended May 31, 2004. CFC refers to its non-GAAP financial measures as "adjusted" throughout this document. Reconciliations of these adjusted measures to GAAP financial measures follow.

Adjustments to the Calculation of the TIER Ratio

The following chart provides a reconciliation between cost of funds, gross margin, operating margin, and net margin and these financial measures adjusted to exclude the impact of derivatives and foreign currency adjustments and to include minority interest in net margin.

Three months ended August 31,
(Dollar amounts in thousands)	2004	2003

Cost of funds	$(228,378)	$(225,375)
Adjusted to include: Derivative cash settlements	20,298	28,216
Adjusted cost of funds	$(208,080)	$(197,159)

Gross margin	$18,747	$29,900
Adjusted to include: Derivative cash settlements	20,298	28,216
Adjusted gross margin	$39,045	$58,116

Operating margin (loss)	$90,738	$(240,210)
Adjusted to exclude: Derivative forward value	(54,744)	361,311
Foreign currency adjustments	(5,140)	(85,255)
Adjusted operating margin	$30,854	$35,846

Net margin (loss) prior to cumulative
effect of change in accounting principle	$90,190	$(241,912)
Adjusted to include: Minority interest net margin	353	612
Adjusted to exclude: Derivative forward value	(54,744)	361,311
Foreign currency adjustments	(5,140)	(85,255)
Adjusted net margin	$30,659	$34,756

TIER using GAAP financial measures is calculated as follows:

Cost of funds + net margin prior to cumulative
TIER =	effect of change in accounting principle
Cost of funds

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted cost of funds + adjusted net margin
Adjusted cost of funds

The following chart provides the calculated ratios for TIER and adjusted TIER.

Three months ended August 31,
	2004	2003
TIER (1)	1.39	-
Adjusted TIER	1.15	1.18
(1) For the three months ended August 31, 2003, CFC's earnings were insufficient to cover fixed charges by $242 million.

Adjustments to the Calculation of Leverage and Debt to Equity Ratios

The following chart provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures adjusted to exclude the non-cash impacts of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, to subtract from total liabilities, and add to total equity, debt with equity characteristics and to include minority interest as equity.

(Dollar amounts in thousands)	August 31, 2004	May 31, 2004
Liabilities	$20,753,691	$20,632,673
Less:
Derivative liabilities	(130,627)	(129,915)
Foreign currency valuation account	(228,465)	(233,990)
Debt used to fund loans guaranteed by RUS	(262,408)	(263,392)
Subordinated deferrable debt	(550,000)	(550,000)
Subordinated certificates	(1,677,901)	(1,665,158)
Adjusted liabilities	$17,904,290	$17,790,218

Total equity	$720,128	$695,734
Less:
Prior years cumulative derivative forward value and
foreign currency adjustments	(224,716)	(523,223)
Current period derivative forward value (1)	(55,266)	233,197
Current period foreign currency adjustments	(5,140)	65,310
Accumulated other comprehensive loss	8,333	12,108
Subtotal members' equity	443,339	483,126
Plus:
Subordinated certificates	1,677,901	1,665,158
Subordinated deferrable debt	550,000	550,000
Minority interest	21,469	21,165
Adjusted equity	$2,692,709	$2,719,449

Guarantees	$1,248,894	$1,331,299

(1) Represents total derivative forward value gain (loss) excluding NCSC derivative forward value loss of $0.5 million for the three months ended August 31, 2004 and gain of $4 million for the year ended May 31, 2004 which are included in members' equity.

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
Adjusted equity

The following chart provides the calculated ratios for leverage and debt to equity, as well as the adjusted ratio calculations. The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

August 31, 2004	May 31, 2004
Leverage ratio	30.55	31.57
Adjusted leverage ratio	7.11	7.03

Debt to equity ratio	28.82	29.66
Adjusted debt to equity ratio	6.65	6.54

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion on pages 42 to 43.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, CFC carried out an evaluation, under the supervision and with the participation of CFC's management, including CFC's Chief Executive Officer and Chief Financial Officer, of the effectiveness of CFC's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that CFC's disclosure controls and procedures are effective. There have been no significant changes in CFC's internal controls or other factors that could significantly affect internal controls subsequent to the date we performed our evaluation.

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

PART II.	OTHER INFORMATION

Item 6.	Exhibits

	14.1 -	Amendments to Ethics Policy for CEO and Senior Financial Officer as approved by CFC's board of directors on September 16, 2004, and a copy of the policy as amended.

	31.1 -	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2 -	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1 -	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2 -	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

October 14, 2004

