Form 10-Q
period 2005-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2005-04-15
CIK 70502

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON APRIL 15, 2005 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2005

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

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar amounts in thousands)

A S S E T S

	February 28, 2005	May 31, 2004

Cash and cash equivalents	$228,994	$140,307

Loans to members	19,274,118	20,488,523
Less: Allowance for loan losses	(574,145)	(573,939)
Loans to members, net	18,699,973	19,914,584

Receivables	246,310	256,540

Fixed assets, net	42,967	42,688

Debt service reserve funds	93,182	84,236

Bond issuance costs, net	58,655	61,324

Foreclosed assets	162,780	247,660

Derivative assets	693,029	577,493

Other assets	24,033	24,740

	$20,249,923	$21,349,572

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar amounts in thousands)

L I A B I L I T I E S A N D E Q U I T Y

	February 28, 2005	May 31, 2004

Notes payable, due within one year	$1,612,341	$1,340,039

Accrued interest payable	236,539	182,299

Long-term debt	15,228,428	16,659,182

Deferred income	55,074	63,865

Guarantee liability	14,154	19,184

Other liabilities	24,785	23,031

Derivative liabilities	69,621	129,915

Subordinated deferrable debt	685,000	550,000

Members' subordinated certificates:
Membership subordinated certificates	663,067	649,909
Loan and guarantee subordinated certificates	860,663	1,015,249
Total members' subordinated certificates	1,523,730	1,665,158

Minority interest - RTFC and NCSC members' equity	18,898	21,165

Equity:
Retained equity	773,268	707,842
Accumulated other comprehensive income (loss)	8,085	(12,108)
Total equity	781,353	695,734

	$20,249,923	$21,349,572

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollar amounts in thousands)

For the Three and Nine Months Ended February 28, 2005 and February 29, 2004

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Operating income	$251,325	$246,874	$779,754	$758,686
Cost of funds	(228,140)	(225,475)	(683,321)	(685,105)

Gross margin	23,185	21,399	96,433	73,581

Expenses:
General and administrative	(11,324)	(10,160)	(32,882)	(29,892)
Provision for loan losses	(466)	(943)	(466)	(4,238)
Recovery of guarantee losses	3,900	943	5,007	107
Total expenses	(7,890)	(10,160)	(28,341)	(34,023)

Results of operations of foreclosed assets	230	1,048	5,585	2,948
Impairment loss on foreclosed assets	-	-	-	(9,077)

Total gain (loss) on foreclosed assets	230	1,048	5,585	(6,129)

Derivative and foreign currency adjustments:
Derivative cash settlements	26,828	27,160	40,712	83,728
Derivative forward value	(28,056)	113,629	118,590	(71,954)
Foreign currency adjustments	(6,488)	(56,888)	(85,560)	(105,465)

Total (loss) gain on derivative and
foreign currency adjustments	(7,716)	83,901	73,742	(93,691)

Operating margin (loss)	7,809	96,188	147,419	(60,262)

Income tax expense	(591)	(610)	(1,434)	(2,632)

Margin (loss) prior to minority interest and
cumulative effect of change in accounting principle	7,218	95,578	145,985	(62,894)

Minority interest - RTFC and NCSC net margin	(768)	(432)	(2,630)	(1,651)

Margin (loss) prior to cumulative effect
of change in accounting principle	6,450	95,146	143,355	(64,545)

Cumulative effect of change in accounting principle	-	-	-	22,369

Net margin (loss)	$6,450	$95,146	$143,355	$(42,176)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Dollar amounts in thousands)

For the Three Months Ended February 28, 2005 and February 29, 2004

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
:	Total	Income (Loss)	Equity	Fees	Margin	Fund	Reserve	Fund	Other
Quarter ended February 28, 2005:
Balance as of November 30, 2004	$770,634	$4,114	$766,520	$991	$359,515	$824	$131,296	$497	$273,397
Operating margin	7,809	-	7,809	-	7,809	-	-	-	-
Accumulated other
comprehensive income	3,971	3,971	-	-	-	-	-	-	-
Income tax expense	(591)	-	(591)	-	(591)	-	-	-	-
Minority interest - RTFC and
NCSC net margin	(768)	-	(768)	-	(768)	-	-	-	-
Other	298	-	298	-	-	(173)	-	-	471
Balance as of February 28, 2005	$781,353	$8,085	$773,268	$991	$365,965	$651	$131,296	$497	$273,868

Quarter ended February 29, 2004:
Balance as of November 30, 2003	$717,094	$(31,803)	$748,897	$997	$385,901	$836	$89,771	$498	$270,894
Operating margin	96,188	-	96,188	-	96,188	-	-	-	-
Accumulated other
comprehensive income	6,152	6,152	-	-	-	-	-	-	-
Income tax expense	(610)	-	(610)	-	(610)	-	-	-	-
Minority interest - RTFC and
NCSC net margin	(432)	-	(432)	-	(432)	-	-	-	-
Other	(137)	-	(137)	(3)	-	(134)	-	-	-
Balance as of February 29, 2004	$818,255	$(25,651)	$843,906	$994	$481,047	$702	$89,771	$498	$270,894

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Dollar amounts in thousands)

For the Nine Months Ended February 28, 2005 and February 29, 2004

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Margin	Fund	Reserve	Fund	Other
Nine months ended February 28, 2005:
Balance as of May 31, 2004	$695,734	$(12,108)	$707,842	$993	$222,610	$1,322	$131,296	$497	$351,124
Patronage capital retirement	(77,727)	-	(77,727)	-	-	-	-	-	(77,727)
Operating margin	147,419	-	147,419	-	147,419	-	-	-	-
Accumulated other
comprehensive income	20,193	20,193	-	-	-	-	-	-	-
Income tax expense	(1,434)	-	(1,434)	-	(1,434)	-	-	-	-
Minority interest - RTFC and
NCSC net margin	(2,630)	-	(2,630)	-	(2,630)	-	-	-	-
Other	(202)	-	(202)	(2)	-	(671)	-	-	471
Balance as of February 28, 2005	$781,353	$8,085	$773,268	$991	$365,965	$651	$131,296	$497	$273,868

Nine months ended February 29, 2004:
Balance as of May 31, 2003	$930,836	$(46,763)	$977,599	$1,506	$523,223	$1,935	$89,772	$498	$360,665
Patronage capital retirement	(70,576)	-	(70,576)	-	-	-	-	-	(70,576)
Operating loss	(60,262)	-	(60,262)	-	(60,262)	-	-	-	-
Accumulated other
comprehensive income	21,112	21,112	-	-	-	-	-	-	-
Income tax expense	(2,632)	-	(2,632)	-	(2,632)	-	-	-	-
Minority interest - RTFC and
NCSC net margin	(1,651)	-	(1,651)	-	(1,651)	-	-	-	-
Cumulative effect of change in
accounting principle	22,369	-	22,369	-	22,369	-	-	-	-
Reclass to RTFC members' equity	(19,908)	-	(19,908)	(512)	-	(790)	-	-	(18,606)
Other	(1,033)	-	(1,033)	-	-	(443)	(1)	-	(589)
Balance as of February 29, 2004	$818,255	$(25,651)	$843,906	$994	$481,047	$702	$89,771	$498	$270,894

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

For the Nine Months Ended February 28, 2005 and February 29, 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin (loss)	$143,355	$(42,176)
Add (deduct):
Amortization of deferred income	(13,673)	(19,122)
Amortization of bond issuance costs and deferred charges	10,899	11,757
Depreciation	2,515	2,292
Provision for loan losses	466	4,238
Recovery of guarantee losses	(5,007)	(107)
Results of operations of foreclosed assets	(5,585)	(2,948)
Impairment loss on foreclosed assets	-	9,077
Derivative forward value	(118,590)	71,954
Foreign currency adjustments	85,560	105,465
Cumulative effect of change in accounting principle	-	(22,369)
Changes in operating assets and liabilities:
Receivables	17,936	(3,071)
Accrued interest payable	54,240	80,692
Other	13,388	(28,222)

Net cash provided by operating activities	185,504	167,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(5,283,370)	(2,739,221)
Principal collected on loans	6,497,515	1,985,883
Net investment in fixed assets	(2,794)	(802)
Net cash provided by foreclosed assets	86,665	37,862
Net proceeds from sale of foreclosed assets	-	31,000
Cash assumed through consolidation	-	4,564

Net cash provided by (used in) investing activities	1,298,016	(680,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, net	408,122	617,507
Proceeds from issuance of long-term debt, net	240,754	2,141,657
Payments for retirement of long-term debt	(1,926,319)	(1,931,472)
Proceeds from issuance of subordinated deferrable debt	131,246	96,850
Payments to retire subordinated deferrable debt	-	(200,000)
Proceeds from issuance of members' subordinated certificates	84,361	46,831
Payments for retirement of members' subordinated certificates	(238,457)	(32,480)
Payments for retirement of patronage capital	(77,727)	(51,891)
Payments for retirement of minority interest patronage capital	(16,813)	(19,585)

Net cash (used in) provided by financing activities	(1,394,833)	667,417

NET INCREASE IN CASH AND CASH EQUIVALENTS	88,687	154,163
BEGINNING CASH AND CASH EQUIVALENTS	140,307	138,872
ENDING CASH AND CASH EQUIVALENTS	$228,994	$293,035

Supplemental disclosure of cash flow information:
Cash paid during nine-month period for interest	$625,418	$603,634

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

For the Nine Months Ended February 28, 2005 and February 29, 2004

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

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and their affiliates. In February 2005, RTFC reincorporated in the District of Columbia. Effective June 1, 2003, RTFC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. CFC is the sole lender to and manages the affairs of RTFC through a long-term management agreement. Under a guarantee agreement, CFC has agreed to reimburse RTFC for loan losses. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code. RTFC pays income tax based on its net margins, excluding net margins allocated to its members.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private cooperative association. NCSC provides financing to its members, which include for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to members of CFC. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program. Both programs are currently funded by third parties. NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. Effective June 1, 2003, NCSC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. CFC is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party. Under a guarantee agreement effective June 1, 2003, CFC has agreed to reimburse NCSC for losses on loans, excluding the consumer loan program. NCSC is headquartered with CFC in Herndon, Virginia. NCSC is a taxable corporation. NCSC pays income tax annually based on its net margins for the period.

Unless stated otherwise, references to the Company relate to the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC and created to hold foreclosed assets.

The Company's consolidated membership was 1,543 as of February 28, 2005 including 897 utility members, the majority of which are consumer-owned electric cooperatives, 507 telecommunications members, 70 service members and 69 associates in 49 states, the District of Columbia and three U.S. territories. The utility members included 826 distribution systems and 71 generation and transmission ("power supply") systems. Memberships between CFC, RTFC and NCSC have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary for a fair statement of the Company's results for the interim periods presented.  Operating results for the three and nine months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2005.

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

RTFC and NCSC creditors have no recourse against CFC in the event of default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC and RTFC debt obligations to a third party. At February 28, 2005, CFC had guaranteed $391 million of NCSC debt with third parties. These guarantees are not included in Note 14 at February 28, 2005 as the debt that CFC had guaranteed is reported as debt of the Company. At February 28, 2005, CFC had no guarantees of RTFC debt to third party creditors. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At February 28, 2005, RTFC had total assets of $3,426 million including loans outstanding to members of $3,146 million and NCSC had total assets of $546 million including loans outstanding of $485 million. As of February 28, 2005 and May 31, 2004, CFC had committed to lend RTFC up to $10 billion, of which $3,132 million was outstanding at February 28, 2005. As of February 28, 2005 and May 31, 2004, CFC had committed to provide credit to NCSC of up to $2 billion. At February 28, 2005, CFC had provided a total of $538 million of credit to NCSC, representing $147 million of outstanding loans and $391 million of credit enhancements.

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

The majority of the Company's operating income relates to interest earned on loans to members that is recognized on an accrual basis, unless specified otherwise in Note 15. Operating income also includes other fees associated with the Company's loan and guarantee transactions. These fees, as well as the related recognition policy, are summarized below:

●

Conversion fees may be charged when converting from one loan interest rate option to another. Conversion fees are deferred and recognized, using the straight-line method, which approximates the interest method, over the remaining term of the original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion which is recognized immediately.

●	Prepayment fees are charged for the early repayment of principal in full and are recognized when collected.
●	Late payment fees are charged on late loan payments and are recognized when collected.
●

Origination fees are charged only on RTFC loan commitments and in most cases are refundable on a prorata basis according to the amount of the loan commitment that is advanced. Such refundable fees are deferred and then recognized in full if the loan is not advanced prior to the expiration of the commitment.

●

Guarantee fees are charged based on the amount, type and term of the guarantee. Guarantee fees are deferred and amortized using the straight-line method into operating income over the life of the guarantee.

During the three months ended February 28, 2005 and February 29, 2004, the Company recognized fees totaling $12 million and $6 million, respectively, in operating income including $5 million and $4 million of conversion fees, respectively. Fees totaling $2 million and $8 million were deferred during the three months ended February 28, 2005 and February 29, 2004, respectively.

During the nine months ended February 28, 2005 and February 29, 2004, the Company recognized fees totaling $53 million and $24 million, respectively, in operating income including $14 million and $19 million of conversion fees, respectively. Fees totaling $8 million and $53 million were deferred during the nine months ended February 28, 2005 and February 29, 2004, respectively. At February 28, 2005 and May 31, 2004, the Company had deferred conversion fees totaling $55 million and $64 million, respectively.

The increase in fees recognized period over period is due to make-whole fees and exit fees totaling $6 million and $36 million, related to the prepayment of RTFC loans during the three months and nine months ended February 28, 2005, respectively.

(d)	Comprehensive Income

Comprehensive income includes the Company's net margin, as well as other comprehensive income related to derivatives. Comprehensive income for the three and nine months ended February 28, 2005 and February 29, 2004 is calculated as follows:

	For the three months ended		For the nine months ended
(Dollar amounts in thousands)	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net margin (loss)	$6,450	$95,146	$143,355	$(42,176)
Other comprehensive income:
Unrealized gain on derivatives	933	2,616	10,332	8,296
Reclassification adjustment for
realized losses on derivatives	3,038	3,536	9,861	12,816
Comprehensive income (loss)	$10,421	$101,298	$163,548	$(21,064)

(e) Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

(2)	Loans to Members

The following chart provides a breakout of the loans outstanding by loan program and segment.

(Dollar amounts in thousands)	February 28, 2005	May 31, 2004
Long-term loans:
CFC	$13,862,019	$13,633,862
RTFC	2,384,652	4,237,759
NCSC	434,463	438,624
Total long-term loans	16,681,134	18,310,245
Intermediate-term loans:
CFC	7,990	47,942
RTFC	5,392	7,064
NCSC	337	399
Total intermediate-term loans	13,719	55,405
Line of credit loans:
CFC	913,972	792,580
RTFC	75,901	57,747
NCSC	50,171	50,119
Total line of credit loans	1,040,044	900,446
Loans guaranteed by RUS:
CFC	259,336	263,392
Non-performing loans:
RTFC	672,199	340,438
NCSC	399	789
Total non-performing loans	672,598	341,227
Restructured loans:
CFC	599,812	617,808
RTFC	7,475	-
Total restructured loans	607,287	617,808
Total loans	19,274,118	20,488,523
Less: Allowance for loan losses	(574,145)	(573,939)
Net loans	$18,699,973	$19,914,584
Total by segment:
CFC:
Distribution	$12,765,005	$12,536,255
Power supply	2,734,958	2,684,652
Statewide and associate	143,166	134,677
CFC total	15,643,129	15,355,584
RTFC	3,145,619	4,643,008
NCSC	485,370	489,931
Total	$19,274,118	$20,488,523

At February 28, 2005 and May 31, 2004, mortgage notes representing approximately $7,350 million and $7,476 million, respectively, related to outstanding long-term loans to members and $219 million and $222 million, respectively, of RUS guaranteed loans qualifying as permitted investments were pledged as collateral to secure CFC's collateral trust bonds under the 1994 indenture. In addition, $2 million of cash was pledged under the 1972 indenture at February 28, 2005 and May 31, 2004. Both the 1972 and the 1994 indentures require that CFC pledge eligible mortgage notes (or other permitted investments) as collateral in an amount at least equal to the outstanding balance of collateral trust bonds. Under CFC's revolving credit agreements (see Note 5), CFC cannot pledge mortgage notes in excess of 150% of collateral trust bonds outstanding. Collateral trust bonds outstanding at February 28, 2005 and May 31, 2004 were $5,602 million and $7,302 million, respectively.

Loan origination costs are deferred and amortized using the straight-line method, which approximates the interest method, over the life of the loan as a reduction to operating income. At February 28, 2005 and May 31, 2004, deferred loan origination costs totaled $2 million and $1 million, respectively.

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

Activity in the allowance account is summarized below for the nine months ended February 28, 2005 and February 29, 2004 and the year ended May 31, 2004.

	For the nine months ended		Year ended May 31,
(Dollar amounts in thousands)	February 28, 2005	February 29, 2004	2004
Balance at beginning of year	$573,939	$511,463	$511,463
Provision for loan losses	466	4,238	54,921
Change in allowance due to consolidation (1)	-	6,029	6,029
Write-offs	(830)	(2,097)	(2,639)
Recoveries	570	3,830	4,165
Balance at end of period	$574,145	$523,463	$573,939

(1) Represents the impact of consolidating NCSC including the increase to the loan loss allowance recorded as a cumulative effect of change in accounting principle and the balance of NCSC's loan loss allowance on June 1, 2003.

(4)	Foreclosed Assets

Foreclosed assets received in satisfaction of loan receivables are recorded at the lower of cost or market and identified on the consolidated balance sheets as foreclosed assets. During fiscal year 2003, CFC received assets with a fair value totaling $369 million primarily comprised of real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in real estate properties, as well as telecommunications assets as part of the bankruptcy settlement with Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"). CFC operates certain real estate assets and services the notes receivable while attempting to sell these assets. CFC operated the telecommunications assets before they were sold on October 27, 2003 for $31 million in cash. This sale terminated CFC's responsibilities for all future operations of the telecom assets acquired in the bankruptcy settlement with CoServ. CFC may make additional advances as required under the terms of the notes receivable or make additional investments in the real estate assets to preserve their fair value.

The results of operations from foreclosed assets are shown on the consolidated statements of operations. For the three and nine months ended February 28, 2005, this amount was income of $0.2 million and $6 million, respectively. For the three and nine months ended February 29, 2004, this amount was income of $1 million and $3 million, respectively. CFC also recorded an impairment loss to foreclosed assets during the nine months ended February 29, 2004 of $9 million to adjust such assets to fair value. It is CFC's intent to sell the foreclosed assets. However, the assets do not currently meet conditions to qualify for assets held for sale under Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, CFC records depreciation on foreclosed assets.

The activity for foreclosed assets is summarized below for the nine months ended February 28, 2005 and the year ended May 31, 2004.

	Nine months ended	Year ended
(Dollar amounts in thousands)	February 28, 2005	May 31, 2004
Beginning balance	$247,660	$335,576
Results of operations	5,585	3,818
Net cash received	(86,665)	(49,857)
Impairment to fair value write down	-	(10,877)
Sale of foreclosed assets	(3,800)	(31,000)
Ending balance of foreclosed assets	$162,780	$247,660

During the quarter ended February 28, 2005, CFC sold property located in Vermont.

(5)	Credit Arrangements

At February 28, 2005 and May 31, 2004, the Company had three revolving credit agreements totaling $4,650 million which were used principally to provide liquidity support for outstanding commercial paper and the adjustable or floating/fixed rate bonds which the Company has guaranteed and of which the Company is standby purchaser.

Under a three-year agreement in effect at February 28, 2005 and May 31, 2004, the Company could borrow $1,740 million. This agreement was scheduled to terminate on March 30, 2007. The facility fee for this agreement was 0.100 of 1% per annum as determined by the Company's senior unsecured credit ratings based on the pricing schedule put in place on March 30, 2004.

At February 28, 2005 and May 31, 2004, there were two 364-day agreements totaling $2,910 million. Both 364-day agreements had a revolving credit period that was scheduled to terminate on March 29, 2005 during which the Company could borrow, and such borrowings outstanding at that date could be converted to a one-year term loan at the end of the revolving credit period with a 0.250 of 1% per annum fee on the outstanding principal amount of the term loan. The facility fee for the 364-day facilities was 0.085 of 1% per annum based on the pricing schedules put in place on March 30, 2004.

Up-front fees of between 0.070 to 0.160 of 1% were paid to the banks based on their commitment level in each of the agreements, totaling $4 million. Each agreement contained a provision under which if borrowings exceeded 50% of total commitments, a utilization fee of 0.150 of 1% per annum had to be paid on the outstanding balance.

The revolving credit agreements required the Company to achieve an average adjusted TIER over the six most recent fiscal quarters of at least 1.025 and prohibited the retirement of patronage capital unless the Company achieves an adjusted TIER of at least 1.05 as of the preceding fiscal year end. The adjusted TIER represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. The revolving credit agreements prohibited the Company from incurring senior debt in an amount in excess of ten times the sum of subordinated deferrable debt, members' subordinated certificates, minority interest and total equity. For the purpose of the revolving credit agreements, net margin, senior debt and total equity are adjusted to exclude the non-cash adjustments related to SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 52, Foreign Currency Translation. Senior debt includes guarantees; however, it excludes:

●	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor's Corporation or Baa1 by Moody's Investors Service;
●	indebtedness incurred to fund RUS guaranteed loans; and
●

the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor's Corporation or a financial strength rating of Aaa by Moody's Investors Service.

Subsequent to the end of the quarter, the two 364-day revolving credit agreements in place at February 28, 2005 totaling $2,910 million were replaced on March 23, 2005 with two new agreements totaling $3,260 million. CFC entered into a new five-year agreement totaling $1,975 million and expiring on March 23, 2010. CFC also entered into a new 364-day agreement totaling $1,285 million and expiring on March 22, 2006. Any amount outstanding under the 364-day agreement may be converted to a one-year term loan at the end of the revolving credit period with a 0.125 of 1% per annum fee on the outstanding principal amount of the term loan. The facility fee for the five-year facility is 0.09 of 1% per annum based on the pricing schedules in place at March 23, 2005. The facility fee for the 364-day facility is 0.07 of 1% per annum based on the pricing schedule in place at March 23, 2005. Up-front fees of between 0.03 and 0.13 of 1% were paid to the banks based on their commitment level in each of the agreements, totaling in aggregate $3 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of 0.10 of 1% must be paid on the outstanding balance. CFC's three-year agreement totaling $1,740 million is still in effect and expires on March 31, 2007. The total committed credit available under the three current agreements was $5,000 million at March 23, 2005.

As of February 28, 2005 and May 31, 2004, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time. The new credit agreements entered into on March 23, 2005 contain the same covenants and conditions. As of February 28, 2005 and May 31, 2004, the Company's average adjusted TIER over the six most recent fiscal quarters, as defined by the agreements, was 1.14 and 1.15, respectively. As of May 31, 2004, the Company's adjusted TIER was 1.12. As of February 28, 2005 and May 31, 2004, the Company's leverage ratio, as defined by the agreements, was 6.31 and 6.87, respectively.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligation to fund under the terms of the agreements.

Based on the ability to borrow under the bank line facilities, the Company classified $4,650 million of its notes payable outstanding as long-term debt at February 28, 2005 and May 31, 2004. The Company expects to maintain more than $4,650 million of notes payable outstanding during the next twelve months. If necessary, the Company can refinance such notes payable on a long-term basis by borrowing under the credit agreements totaling $4,650 million discussed above, subject to the conditions therein.

(6)	Notes Payable

The following is a summary of notes payable due within one year at February 28, 2005 and May 31, 2004:

(Dollar amounts in thousands)	February 28, 2005	May 31, 2004
Short-term debt:
Commercial paper sold through dealers, net of discounts	$2,599,711	$2,298,605
Commercial paper sold directly to members, at par	982,229	973,383
Commercial paper sold directly to non-members, at par	106,443	29,918
Total commercial paper	3,688,383	3,301,906
Daily liquidity fund	244,478	222,833
Bank bid notes	100,000	100,000
Total short-term debt	4,032,861	3,624,739

Long-term debt maturing within one year:
Medium-term notes (1)	1,290,960	456,247
Foreign currency valuation account (1)	73,255	-
Secured collateral trust bonds	849,442	1,899,773
Long-term notes payable	15,823	9,280
Total long-term debt maturing within one year	2,229,480	2,365,300

Notes payable supported by revolving credit
agreements, classified as long-term debt (see Note 5)	(4,650,000)	(4,650,000)
Total notes payable, due in one year	$1,612,341	$1,340,039

(1) At February 28, 2005, medium-term includes $390 million related to medium-term notes denominated in Euros. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

(7)	Long-Term Debt

The following is a summary of long-term debt at February 28, 2005 and May 31, 2004:

(Dollar amounts in thousands)	February 28, 2005	May 31, 2004
Unsecured medium-term notes:
Medium-term notes, sold through dealers (1) (3)	$5,386,469	$6,190,950
Medium-term notes, sold directly to members (2)	83,697	98,918
Subtotal	5,470,166	6,289,868
Unamortized discount	(11,874)	(13,484)
Foreign currency valuation account (3)	283,220	233,990
Total unsecured medium-term notes	5,741,512	6,510,374

Secured collateral trust bonds	4,752,024	5,402,025
Unamortized discount	(7,527)	(10,168)
Total secured collateral trust bonds	4,744,497	5,391,857

Long-term notes payable	92,419	106,951
Notes payable supported by revolving credit
agreements, classified as long-term debt (see Note 5)	4,650,000	4,650,000
Total long-term debt	$15,228,428	$16,659,182

(1)

Medium-term notes sold through dealers mature through 2032 as of February 28, 2005 and May 31, 2004. Does not include $1,179 million and $280 million of medium-term notes sold through dealers that were reclassified as notes payable due within one year at February 28, 2005 and May 31, 2004, respectively.

(2)

Medium-term notes sold directly to members mature through 2023 as of February 28, 2005 and May 31, 2004. Does not include $185 million and $176 million of medium-term notes sold to members that were reclassified as notes payable due within one year at February 28, 2005 and May 31, 2004, respectively.

(3)

At February 28, 2005 and May 31, 2004, medium-term notes sold through dealers includes $434 million and $824 million, respectively, related to medium-term notes denominated in Euros and $282 million of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

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

(8)	Subordinated Deferrable Debt

The following is a summary of the subordinated deferrable debt outstanding at February 28, 2005 and May 31, 2004:

(Dollar amounts in thousands)	February 28, 2005	May 31, 2004
6.75% due 2043	$125,000	$125,000
6.10% due 2044	100,000	100,000
5.95% due 2045	135,000	-
7.625% due 2050	150,000	150,000
7.40% due 2050	175,000	175,000
Total	$685,000	$550,000

(9)	Derivative Financial Instruments

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

Interest Rate Exchange Agreements
At February 28, 2005 and May 31, 2004, the Company was a party to interest rate exchange agreements with notional amounts totaling $13,239 million and $15,485 million, respectively.

Generally, the Company 's interest rate exchange agreements do not qualify for hedge accounting under SFAS 133. The majority of the Company's interest rate exchange agreements use a 30-day composite commercial paper index as either the pay or receive leg. The 30-day composite commercial paper index is the best match for the commercial paper that is the underlying debt and is also used as the cost basis in the Company's variable interest rates. However, the correlation between movement in the 30-day composite commercial paper index and movement in the Company's commercial paper rates is not consistently high enough to qualify for hedge accounting.

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

●	Interest rate exchange agreements that are not designated as and do not qualify as hedges.

Income totaling $24 million and $63 million during the nine months ended February 28, 2005 and February 29, 2004, respectively, related to interest rate exchange agreements that did not qualify for hedge accounting was recorded as part of derivative cash settlements in the consolidated statements of operations. Cash settlements includes income of $46 million and $63 million during the nine months ended February 28, 2005 and February 29, 2004, respectively, related to the periodic amounts that were paid and received related to its interest rate exchange agreements. During the nine months ended February 28, 2005, cash settlements also includes $22 million of fees paid to counterparties related to the exiting of agreements. These agreements were terminated due to the prepayment of approximately $1.1 billion of RTFC loans, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements. The impact on earnings for the nine months ended February 28, 2005 and February 29, 2004 due to the change in fair value of these interest rate exchange agreements was a gain of $20 million and a loss of $175 million, respectively, recorded as part of the derivative forward value in the consolidated statements of operations. For the nine months ended February 28, 2005 and February 29, 2004, the derivative forward value also includes amortization of $10 million and $14 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements. Approximately $6 million is expected to be amortized over the next twelve months related to the transition adjustment and will continue through April 2029.

At February 28, 2005 and May 31, 2004, interest rate exchange agreements with a total notional amount of $5,989 million and $7,235 million, respectively, in which the Company pays a fixed rate and receives a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate, were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate.

At February 28, 2005 and May 31, 2004, interest rate exchange agreements with a total notional amount of $7,050 million and $8,050 million, respectively, in which the Company pays a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate and receives a fixed rate, were used to synthetically change the rate on debt from fixed to variable.

●	Interest rate exchange agreements that are designated as and qualify as hedges.

At February 28, 2005 and May 31, 2004, interest rate exchange agreements with a total notional amount of $200 million in which the Company pays a fixed rate and receives a variable rate based on a LIBOR based rate were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate. These agreements are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the interest rate exchange agreements to the critical terms of the hedged debt. Interest rate exchange agreements that qualify as effective cash flow hedges are deemed to be effective if the payment dates match exactly to the payment dates on the hedged debt throughout the terms of the agreements. All effective changes in forward value on these interest rate exchange agreements are recorded as other comprehensive income and reported in the consolidated statement of changes in equity. The net impact was a gain of $0.5 million to other comprehensive income for the nine months ended February 28, 2005. No amount related to ineffectiveness was recorded in the consolidated statement of operations for the nine months ended February 28, 2005. There were no interest rate exchange agreements that qualify as effective hedges during the nine months ended February 29, 2004. For the nine months ended February 28, 2005, cost of funds includes expense of $1 million related to net cash settlements for interest rate exchange agreements that qualify as effective hedges.

Cross Currency and Cross Currency Interest Rate Exchange Agreements

At February 28, 2005, the Company had medium-term notes outstanding that are denominated in foreign currencies. The Company entered into cross currency and cross currency interest rate exchange agreements related to each foreign denominated issue in order to synthetically change the foreign denominated debt to U.S. dollar denominated debt. At February 28, 2005 and May 31, 2004, the Company was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,106 million.

●	Cross currency interest rate exchange agreements that are not designated as and do not qualify as hedges.

At February 28, 2005 and May 31, 2004, cross currency interest rate exchange agreements with a total notional amount of $434 million, in which the Company receives Euros and pays U.S. dollars, and $282 million, in which the Company receives Australian dollars and pays U.S. dollars, were used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate. These cross currency interest rate exchange agreements do not qualify for hedge accounting. Since the agreements synthetically change both the interest rate and the currency exchange rate in one agreement, the criteria to qualify for effectiveness specifies that the change in fair value of the debt when divided by the change in the fair value of the derivative must be within a range of 80% to 125%, which is more difficult to obtain than matching the critical terms. Therefore, all changes in fair value are recorded in the consolidated statements of operations. The impact on earnings for the nine months ended February 28, 2005 and February 29, 2004 due to the change in fair value of these cross currency interest rate exchange agreements was a gain of $98 million and $103 million, respectively, recorded in the derivative forward value. The amounts paid and received related to cross currency interest rate exchange agreements that did not qualify for hedge accounting were income of $17 million and $21 million, respectively, for the nine months ended February 28, 2005 and February 29, 2004 and were included as part of derivative cash settlements.

●	Cross currency exchange agreements that are designated as and qualify as hedges.

At February 28, 2005 and May 31, 2004, cross currency exchange agreements with a total notional amount of $390 million in which the Company receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency exchange agreements to the critical terms of the hedged debt. Cross currency exchange agreements that qualify as effective cash flow hedges are deemed to be effective if the payment dates match exactly to the payment dates on the hedged debt throughout the terms of the agreements. All effective changes in forward value on these cross currency exchange agreements are recorded as other comprehensive income and reported in the consolidated statement of changes in equity. Reclassifications are then made from other comprehensive income to foreign currency adjustments on the consolidated statements of operations in an amount equal to the change in the dollar value of foreign denominated debt, which results in the full offset of the change in the dollar value of such debt based on the changes in the exchange rate during the period. There was a gain of $10 million and $8 million to other comprehensive income for the nine months ended February 28, 2005 and February 29, 2004, respectively. No amount related to ineffectiveness was recorded in the consolidated statement of operations for the nine months ended February 28, 2005 and February 29, 2004. Cost of funds includes expense of $6 million related to net cash settlements for cross currency exchange agreements that qualify as effective hedges for the nine months ended February 28, 2005 and February 29, 2004.

The following chart summarizes the cross currency and cross currency interest rate exchange agreements outstanding at February 28, 2005 and May 31, 2004.

(Currency amounts in thousands)		Notional Principal Amount
	Original	U.S. Dollars (4)				Foreign Currency
	Exchange	February 28,		May 31,		February 28,		May 31,
Maturity Date	Rate	2005		2004		2005		2004
February 24, 2006	0.8969	$390,250		$390,250		350,000	EU (1)	350,000	EU (1)
July 7, 2006	1.506	282,200	(3)	282,200	(3)	425,000	AUD (2)	425,000	AUD (2)
March 14, 2007	1.153	433,500	(3)	433,500	(3)	500,000	EU (1)	500,000	EU (1)
(1) EU - Euros
(2) AUD - Australian dollars

(3) These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate or from a foreign denominated variable rate to a U.S. dollar denominated variable rate.

(4) Amounts in the chart represent the U.S. dollar value at the initiation of the exchange agreement. At February 28, 2005 and May 31, 2004, one U. S. dollar was the equivalent of 0.755 and 0.820 Euros, respectively. One U. S. dollar was the equivalent of 1.262 and 1.398 Australian dollars at February 28, 2005 and May 31, 2004, respectively.

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

Rating Triggers

The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart on page 54). At February 28, 2005, there were rating triggers associated with $10,190 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $976 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,214 million.

At February 28, 2005, the Company's exchange agreements had a derivative fair value of $49 million, comprised of $50 million that would be due to the Company and $1 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $364 million, comprised of $408 million that would be due to the Company and $44 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

(10)	Members' Subordinated Certificates

CFC's members are required to purchase membership certificates as a condition of membership. New members are required to purchase membership certificates based on an amount calculated as a percentage of the difference between revenue and the cost of power for a period of 15 years. New members purchase the certificates over time as a percentage of the amount they borrow from CFC. CFC membership certificates typically have a maturity of 100 years and pay interest at 5%. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.

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

The weighted average maturity for all members' subordinated certificates outstanding at February 28, 2005 and May 31, 2004 was 71 years and 72 years, respectively.

The proceeds from certain non-interest bearing subordinated certificates issued in connection with CFC's guarantees of tax-exempt bonds issued on behalf of members are pledged by CFC to the debt service reserve fund established in connection with the bond issue. Any earnings from the investment of the debt service reserve fund inure solely to the benefit of the member.

(11)	Minority Interest

At February 28, 2005 and May 31, 2004, the Company reported minority interests of $19 million and $21 million, respectively, on the consolidated balance sheets. Minority interest represents the interest of other parties in RTFC and NCSC. The members of RTFC and NCSC own or control 100% of the interest in the respective company. CFC implemented FIN 46(R) on June 1, 2003 which required the consolidation of RTFC's and NCSC's results of operations and financial condition even though CFC has no financial interest or voting control over either company.

On June 1, 2003, a total of $20 million of RTFC equity was reclassified from the combined equity at May 31, 2003 and added to minority interest. During the nine months ended February 28, 2005, the balance of minority interest was impacted by the offset of $1 million of unretired RTFC patronage capital allocations against outstanding loan balances to certain impaired and high risk borrowers, the retirement of $3 million of patronage capital to RTFC members in January 2005 and the elimination of $1 million of patronage capital allocated from CFC to NCSC, offset by $3 million of minority interest net margin for the nine months ended February 28, 2005.

(12)	Equity

CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net margin to its members. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At that time, CFC's board of directors allocates its net margin to members in the form of patronage capital and to board approved reserves. Currently, CFC has two such board approved reserves, the education fund and the members' capital reserve. CFC allocates a small portion, less than 1%, of net margin annually to the education fund. The allocation to the education fund must be at least 0.25% of net margin as required by CFC's bylaws. Funds from the education fund are disbursed annually to fund cooperative education among employees and directors of cooperatives in the service territories of each state. The board of directors determines the amount of net margin that is allocated to the members' capital reserve, if any. The members' capital reserve represents margins that are held by CFC to increase equity retention. The margins held in the members' capital reserve have not been allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by CFC's board of directors. All remaining net margin is allocated to CFC's members in the form of patronage capital. CFC bases the amount of net margin allocated to each member on the members' patronage of the CFC lending programs in the year that the net margin was earned. Members recognize allocations in the form of patronage capital as income when allocated by CFC. There is no impact on CFC's total equity as a result of allocating margins to members in the form of patronage capital or to board approved reserves. CFC's board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years. CFC's total equity is reduced by the amount of patronage capital retired to members and by amounts disbursed from board approved reserves. CFC adjusts the net margin it allocates to members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52.

In July 2004, CFC's board of directors authorized the allocation of the fiscal year 2004 adjusted net margin as follows: $0.8 million to the education fund, $80 million to members in the form of patronage capital and $42 million to the members' capital reserve. In July 2004, CFC's board of directors also authorized the retirement of allocated margins totaling $69 million, representing 70% of the fiscal year 2004 allocated margin and one-ninth of the fiscal years 1991, 1992 and 1993 allocated margins. This amount was returned to members at the end of August 2004. Under current policy, the remaining 30% of the fiscal year 2004 allocated margin will be retained by CFC and used to fund operations for 15 years and then may be retired. The retirement of allocated margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008. After that time, under current policy, retirements will be comprised of the 70% of allocated margins from the prior year as approved by the board of directors and the remaining portion of allocated margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter). The $69 million retired by CFC in August 2004 included $18 million to RTFC. During September and October of 2004, $9 million of patronage capital that had been previously allocated to borrowers but had not yet been retired was offset against outstanding loan balances to certain impaired and high risk borrowers. Future allocations and retirements of margins will be made annually as determined by CFC's board of directors with due regard for CFC's financial condition. The board of directors of CFC has the authority to change the policy for allocating and retiring net margins at any time, subject to applicable cooperative law.

At February 28, 2005 and May 31, 2004, equity included the following components:

(Dollar amounts in thousands)	February 28, 2005	May 31, 2004
Membership fees	$991	$993
Education fund	651	1,322
Members' capital reserve	131,296	131,296
Allocated net margin	274,365	351,621
Unallocated margin (1)	108,800	(2,106)
Total members' equity	516,103	483,126
Prior years cumulative derivative forward
value and foreign currency adjustments (2)	224,716	523,223
Current period derivative forward value (2) (3)	118,009	(233,197)
Current period foreign currency adjustments (2)	(85,560)	(65,310)
Total retained equity	773,268	707,842
Accumulated other comprehensive income (loss) (2)	8,085	(12,108)
Total equity	$781,353	$695,734

(1) The May 31, 2004 balance includes NCSC equity which is included in consolidated equity rather than minority interest since it was in a deficit equity position at that time and therefore represented a charge to CFC.

(2) Items related to the adoption of SFAS 133 and adjustments to the value of debt denominated in foreign currencies at the reporting date.

(3) Represents total derivative forward value gain (loss) excluding NCSC derivative forward value gain of $1 million for the nine months ended February 28, 2005 and $4 million for the year ended May 31, 2004 which are included in members' equity.

(13)	Unadvanced Loan Commitments

The following chart provides a breakout of unadvanced loan commitments by loan program and member class.

(Dollar amounts in thousands)	February 28, 2005	May 31, 2004
Long-term loans:
CFC	$5,436,455	$5,492,403
RTFC	192,501	292,064
NCSC	72,331	50,252
Total long-term loans	5,701,287	5,834,719
Intermediate-term loans:
CFC	24,698	80,847
RTFC	1,433	1,572
NCSC	50	-
Total intermediate-term loans	26,181	82,419
Line of credit loans:
CFC	5,593,735	5,249,793
RTFC	304,406	300,151
NCSC	95,654	109,456
Total line of credit loans	5,993,795	5,659,400
Total unadvanced loan commitments	$11,721,263	$11,576,538
Total by segment:
CFC:
Distribution	$8,783,866	$8,532,978
Power supply	2,133,793	2,101,439
Statewide and associate	137,229	188,626
CFC total	11,054,888	10,823,043
RTFC	498,340	593,787
NCSC	168,035	159,708
Total	$11,721,263	$11,576,538

Unadvanced commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced. Additional information may be required to assure that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the supporting documents. Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval.

(14)	Guarantees

The Company guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At February 28, 2005 and May 31, 2004, the Company had recorded a guarantee liability totaling $14 million and $19 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at February 28, 2005 and May 31, 2004 totaled $14 million and $19 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal borrower risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of less than $1 million at February 28, 2005 and May 31, 2004 relates to the non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. The non-contingent obligation is estimated based on guarantee fees received. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. The Company has recorded a non-contingent obligation for all new guarantees since January 1, 2003 in accordance with FIN 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS 5, 57, and 107 and rescission of FIN 34). The Company received and deferred fees of $0.4 million and $0.5 million for the nine months ended February 28, 2005 and February 29, 2004, respectively, related to new guarantees issued during the periods.

The following chart summarizes total guarantees by type and segment at February 28, 2005 and May 31, 2004.

(Dollar amounts in thousands)	February 28, 2005	May 31, 2004
Long-term tax-exempt bonds (1)	$746,840	$780,940
Debt portions of leveraged lease transactions (2)	12,938	14,838
Indemnifications of tax benefit transfers (3)	145,660	159,745
Letters of credit (4)	203,105	307,518
Other guarantees (5)	68,396	68,258
Total	$1,176,939	$1,331,299
Total by segment:
CFC:
Distribution	$48,529	$60,672
Power supply	1,078,371	1,130,379
Statewide and associate	42,145	111,195
CFC total	1,169,045	1,302,246
NCSC	7,894	29,053
Total	$1,176,939	$1,331,299

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

Of the amounts shown above, $699 million and $725 million as of February 28, 2005 and May 31, 2004, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of February 28, 2005, CFC's maximum potential exposure for the $48 million of fixed rate tax-exempt bonds is $61 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC's exposure to future interest payments on these bonds. CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

22

(2)

The maturities for this type of guarantee run through 2007. CFC has guaranteed the rent obligation of its members to a third party. In the event of default by the system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the debt obligation. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. As of February 28, 2005, CFC's maximum potential exposure for guaranteed principal and interest is $15 million.  This amount is secured by the property leased, the owner's rights as lessor and, in some instances, all assets of the lessee.

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

(4)

The maturities for this type of guarantee run through 2017. Additionally, letters of credit totaling $9 million as of February 28, 2005 have a term of one year and automatically extend for periods of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The Company issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw. Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. As of February 28, 2005, the Company's maximum potential exposure is $203 million, of which $170 million is secured. Security provisions include a mortgage lien on all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table above, under master letter of credit facilities, the Company may be required to issue up to an additional $192 million in letters of credit to third parties for the benefit of its members at February 28, 2005. At May 31, 2004, this amount was $121 million.

(5)

The maturities for this type of guarantee run through 2025. CFC provides other guarantees as required by its members. In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Of CFC's maximum potential exposure for guaranteed principal and interest totaling $68 million at February 28, 2005, $8 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $60 million is unsecured.

(15)	Contingencies

(a) At February 28, 2005 and May 31, 2004, the Company had non-performing loans in the amount of $673 million and $341 million, respectively. At February 29, 2004, the Company had non-performing loans in the amount of $2 million. During the nine months ended February 28, 2005, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income. The effect of not accruing interest on non-performing loans was a decrease in interest income of $14 million and $0.1 million for the nine months ended February 28, 2005 and February 29, 2004, respectively.

At February 28, 2005 and May 31, 2004, the Company had restructured loans in the amount of $607 million and $618 million, respectively. At February 28, 2005 and May 31, 2004, $600 million and $618 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income. At February 29, 2004, there were $623 million of restructured loans, all of which were on non-accrual status. During the nine months ended February 28, 2005, the Company accrued $0.2 million of interest income on restructured loans. No interest income was accrued on restructured loans for the nine months ended February 29, 2004. The effect of not accruing interest income at the stated rates on restructured loans was a decrease in interest income of $19 million and $17 million for the nine months ended February 28, 2005 and February 29, 2004, respectively.

(b) The Company classified $1,270 million and $959 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at February 28, 2005 and May 31, 2004, respectively. The Company reserved $381 million and $233 million of the loan loss allowance for such impaired loans at February 28, 2005 and May 31, 2004, respectively. The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. The Company did not accrue interest income on loans classified as impaired during the nine months ended February 28, 2005 and February 29, 2004. The average recorded investment in impaired loans for the three months ended February 28, 2005 and February 29, 2004 was $953 million and $625 million, respectively. The average recorded investment in impaired loans for the nine months ended February 28, 2005 and February 29, 2004 was $861 million and $627 million, respectively.

The Company updates impairment calculations on a quarterly basis. Since a borrower's original contract rate may include a variable rate component, calculated impairment could vary with changes to the Company's variable rate, independent of a borrower's underlying economic condition. In addition, the calculated impairment for a borrower will fluctuate based on changes to certain assumptions. Changes to assumptions include, but are not limited to the following:

●	court rulings,
●	changes to collateral values, and
●	changes to expected future cash flows both as to timing and amount.

(c) At February 28, 2005 and May 31, 2004, CFC had a total of $600 million and $618 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers. All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at February 28, 2005 and May 31, 2004 represented 2.9% and 2.8% of the Company's total loans and guarantees outstanding, respectively.

Under the terms of a bankruptcy settlement, CFC has restructured its loans to CoServ. CoServ is scheduled to make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC. As of February 28, 2005, no amounts have been advanced to CoServ under this loan facility. To date, CoServ has made all payments required under the restructure agreement. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

CoServ and CFC have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at February 28, 2005.

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

RTFC is VarTec's principal senior secured creditor. At February 28, 2005 and May 31, 2004, RTFC had a total of $188 million and $340 million, respectively, of loans outstanding to VarTec. All loans to VarTec are on non-accrual status, resulting in the application of all payments received against principal. RTFC and VarTec entered into an amended and restated credit agreement effective as of October 7, 2004 (the "Amended Credit Agreement"). On October 8, 2004, VarTec repaid $90 million of its loans to RTFC; $70 million of the repayment was applied to long-term loans and $20 million of the repayment was applied to a $70 million revolving credit facility under the Amended Credit Agreement and was available for readvance subject to satisfaction of the terms and conditions therein. On October 8, 2004, RTFC also offset $2 million of allocated but unretired patronage capital and $30 million of subordinated capital certificates against the loan balance.

RTFC agreed to provide VarTec debtor-in-possession ("DIP") financing up to $20 million, plus temporary additional revolving loans of up to $10 million. The financing available under the temporary additional revolving loans was reduced from $10 million to $2.5 million on April 1, 2005.  As part of the agreement, VarTec is required to sweep all cash to RTFC on a daily basis.  As of January 12, 2005, the bankruptcy court approved the financing on a final basis and reserved claims against RTFC and challenges to RTFC's liens until a later date.  The current deadline for assertion of any such claims and challenges is May 4, 2005.  As part of the court order approving the DIP financing, VarTec is allowed to continue to make interest payments on the secured RTFC debt.  RTFC anticipates that there will be a thorough investigation of its liens and claims by parties-in-interest in the VarTec bankruptcy proceedings.  As of April 8, 2005, there was $8 million outstanding under the revolving DIP financing facility.

On December 17, 2004, VarTec sold its European operations, and on March 21, 2005, the court approved the sale of certain real estate in Addison, Texas, and miscellaneous personal property.  The court has ordered that all net proceeds of such sales, approximately $28 million, be provisionally applied to RTFC's secured long-term debt.  The application is subject to third parties' rights, if any, superior to RTFC's rights and liens, and to further court order to require the return of such funds for use as cash collateral under the Bankruptcy Code.  At this time, it is unknown whether RTFC will be required to return any portion of such net sale proceeds.

Based on its analysis, the Company believes that it is adequately reserved against its exposure to VarTec at February 28, 2005.

(e) Innovative Communication Corporation ("ICC") is a diversified telecommunications company and RTFC borrower headquartered in St. Croix, United States Virgin Islands ("USVI"). In the USVI, through its subsidiary Virgin Islands Telephone Corporation d/b/a Innovative Telephone ("Vitelco"), ICC provides wire line local and long-distance telephone services. Cable television service and/or wireless telephone service is provided to subscribers in the USVI and a number of other islands located in the eastern and southern Caribbean and mainland France. ICC also owns a local newspaper based in St. Thomas, USVI and operates a public access television station that serves the USVI.

As of February 28, 2005 and May 31, 2004, RTFC had $482 million and $553 million, respectively, in loans outstanding to ICC. In addition, at February 28, 2005, RTFC had a total of $4 million outstanding to Vitelco. In January 2005, ICC did not make the full regular debt service payment on its loans to RTFC. In March 2005, both ICC and Vitelco did not make the final maturity principal payments on line of credit loans in the amounts of $10 million and $4 million, respectively. RTFC has placed all loans to ICC on non-accrual status as of February 1, 2005 and all loans to Vitelco on non-accrual status as of March 20, 2005. On March 23, 2005, RTFC filed a lawsuit in the United States District Court for the Eastern District of Virginia against Vitelco for such default, seeking judgment in an amount to be determined at trial, but not less than $4 million, the outstanding principal amount owed under the line of credit, together with interest, costs, attorneys' fees and late payment charges, all as provided in the line of credit agreement. On March 31, 2005, Vitelco made a payment of $2.5 million toward the outstanding balance on its line of credit with RTFC. Also on March 31, 2005, ICC made a payment of $0.8 million toward its outstanding loan balance with RTFC.

RTFC's collateral for the loans includes (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC, (ii) a direct pledge of 100% of the voting stock of ICC's USVI local exchange carrier subsidiary, Vitelco, (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC's other operating subsidiaries, and (iv) a personal guaranty of the loans from ICC's indirect majority shareholder and chairman.

On June 1, 2004, RTFC filed a lawsuit in the United States District Court for the Eastern District of Virginia against ICC for failure to comply with the terms of its loan agreement with RTFC dated August 27, 2001 as amended on April 4, 2003 (hereinafter, the "loan default litigation"). RTFC thereafter amended the complaint to allege additional loan agreement defaults by ICC and to demand the full repayment of ICC's total outstanding debt under the loan agreement, including all principal, interest and fees. ICC answered the amended complaint, denied that it is in default under the loan agreement, and asserted a counterclaim seeking the reformation of the loan agreement to conform to a 1989 settlement agreement among the Virgin Islands Public Services Commission, ICC's predecessor, and RTFC, in a manner that ICC contended would relieve it of some of the defaults alleged in the amended complaint.

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

In September 2004, RTFC exercised its right to offset amounts allocated to ICC as patronage capital and ICC investments in subordinated capital certificates against the long-term outstanding loan balance. RTFC offset $7 million of patronage capital that had previously been allocated to ICC, but had not yet been retired. RTFC also offset $54 million of subordinated capital certificates held by ICC. RTFC borrowers are required to purchase subordinated capital certificates with each long-term loan advance.

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

By an order dated October 19, 2004, the Court granted ICC's motion to transfer the loan default and guarantee actions to the District of the Virgin Islands. The Court also granted a motion to allow ICC to add a first supplemental counterclaim for anticipatory breach relating to RTFC's alleged funding obligation for the settlement of a litigation brought by shareholders of ICC's former parent company against ICC and some of its directors in connection with a buyout of those shareholders by ICC in 1998 (the "Greenlight litigation"). RTFC replied to ICC's counterclaim for anticipatory breach by denying all material allegations and liability.

On January 11, 2005, RTFC served a motion for partial summary judgment in the loan default action. In its motion, which is supported by a statement of undisputed facts, RTFC seeks partial summary judgment as to ICC's liability for certain events of default alleged in the amended complaint. In addition, RTFC seeks summary judgment dismissing ICC's defense and counterclaim for reformation of the loan agreement, and ICC's counterclaim for anticipatory repudiation in connection with the alleged obligation to fund ICC's settlement of the Greenlight litigation. ICC has moved to delay the time for it to oppose the motion until after discovery in the cases is completed. On March 2, 2005, the Virgin Islands District Court issued an order permitting the parties to take limited written and deposition discovery pertaining to RTFC's partial summary judgment motion and scheduling oral argument on the motion for June 24, 2005.

ICC has also filed a motion to amend its counterclaims to assert a variety of causes of action alleging that RTFC has not acted in good faith in connection with the lending relationship and with the enforcement by RTFC of its rights under the loan agreements, and seeking contribution against RTFC for any amounts that ICC may be called upon to pay in the Greenlight litigation. On March 2, 2005, the Virgin Islands District Court reserved ruling on ICC's motion to amend its counterclaims. These same counterclaims were also alleged by ICC and its subsidiary Vitelco against RTFC in another action pending in the District of the Virgin Islands in which RTFC has sued the directors of ICC and Vitelco for breach of fiduciary duty. In each case, ICC has not stated the amount of damages it is seeking. RTFC has moved to dismiss these counterclaims in the derivative action and believes that they are meritless. The motion has not yet been scheduled for argument before the Court.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC and Vitelco at February 28, 2005.

(16)	Segment Information

In November 2004, management changed the segment presentation to better reflect the reports it is currently using to manage the business. The Company's consolidated financial statements include the financial results of CFC, RTFC and NCSC. Full financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance. The segment presentation for the quarter and nine months ended February 28, 2005 reflects the operating results of each of the three companies as a separate segment. The three segments presented will now be CFC, RTFC and NCSC, replacing the prior segments of electric, telecommunications and other. The presentation of the quarter and nine months ended February 29, 2004 has been restated on a comparable basis as the quarter and nine months ended February 28, 2005.

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

The following chart contains the consolidated statement of operations for the nine months ended February 28, 2005 and consolidated balance sheet information at February 28, 2005.

(Dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$573,652	$186,122	$19,980	$779,754
Cost of funds	(485,204)	(184,103)	(14,014)	(683,321)
Gross margin	88,448	2,019	5,966	96,433

Operating expenses:
General and administrative expenses	(29,612)	(2,337)	(933)	(32,882)
Provision for loan losses	(466)	-	-	(466)
Recovery of guarantee losses	5,007	-	-	5,007
Total operating expenses	(25,071)	(2,337)	(933)	(28,341)

Results of operations of foreclosed assets	5,585	-	-	5,585

Derivative cash settlements	42,239	-	(1,527)	40,712
Derivative forward value	118,010	-	580	118,590
Foreign currency adjustments	(85,560)	-	-	(85,560)
Total derivative and foreign currency adjustments	74,689	-	(947)	73,742
Operating margin (loss)	143,651	(318)	4,086	147,419

Income tax expense	-	(40)	(1,394)	(1,434)
Net margin (loss) per segment reporting	$143,651	$(358)	$2,692	$145,985

Reconciliation of net margin:
Net margin per segment reporting				$145,985
Minority interest- RTFC and NCSC net margin				(2,630)
Net margin per consolidated statement of operations				$143,355

Assets:
Loans to members	$15,643,129	$3,145,619	$485,370	$19,274,118
Less: Allowance for loan losses	(572,359)	-	(1,786)	(574,145)
Loans to members, net	15,070,770	3,145,619	483,584	18,699,973
Other assets	1,206,922	280,714	62,314	1,549,950
Total assets	$16,277,692	$3,426,333	$545,898	$20,249,923

The following chart contains the consolidated statement of operations for the nine months ended February 29, 2004 and consolidated balance sheet information at February 29, 2004.

(Dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$503,987	$233,249	$21,450	$758,686
Cost of funds	(443,020)	(228,510)	(13,575)	(685,105)
Gross margin	60,967	4,739	7,875	73,581

Operating expenses:
General and administrative expenses	(26,215)	(3,053)	(624)	(29,892)
Provision for loan losses	(4,238)	-	-	(4,238)
Recovery of guarantee losses	107	-	-	107
Total operating expenses	(30,346)	(3,053)	(624)	(34,023)

Results of operations of foreclosed assets	2,948	-	-	2,948
Impairment loss on foreclosed assets	(9,077)	-	-	(9,077)
Subtotal foreclosed assets	(6,129)	-	-	(6,129)

Derivative cash settlements	86,608	-	(2,880)	83,728
Derivative forward value	(74,143)	-	2,189	(71,954)
Foreign currency adjustments	(105,465)	-	-	(105,465)
Total derivative and foreign
currency adjustments	(93,000)	-	(691)	(93,691)
Operating (loss) margin	(68,508)	1,686	6,560	(60,262)

Income tax expense	-	(35)	(2,597)	(2,632)
Cumulative effect of
change in accounting principle	22,369	-	-	22,369
Net (loss) margin per segment reporting	$(46,139)	$1,651	$3,963	$(40,525)

Reconciliation of net margin:
Net loss per segment reporting				$(40,525)
Minority interest- RTFC and NCSC net margin				(1,651)
Net loss per consolidated statement of operations				$(42,176)

Assets:
Loans to members	$15,397,207	$4,707,621	$509,207	$20,614,035
Less: Allowance for loan losses	(520,701)	-	(2,762)	(523,463)
Loans to members, net	$14,876,506	$4,707,621	$506,445	$20,090,572
Other assets	1,330,839	502,239	62,275	1,895,353
Total assets	$16,207,345	$5,209,860	$568,720	$21,985,925

The following chart contains the consolidated statement of operations for the three months ended February 28, 2005.

(Dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$194,092	$49,848	$7,385	$251,325
Cost of funds	(171,804)	(51,044)	(5,292)	(228,140)
Gross margin	22,288	(1,196)	2,093	23,185

Operating expenses:
General and administrative expenses	(9,920)	(1,018)	(386)	(11,324)
Provision for loan losses	(466)	-	-	(466)
Recovery of guarantee losses	3,900	-	-	3,900
Total operating expenses	(6,486)	(1,018)	(386)	(7,890)

Results of operations of foreclosed assets	230	-	-	230

Derivative cash settlements	27,349	-	(521)	26,828
Derivative forward value	(28,525)	-	469	(28,056)
Foreign currency adjustments	(6,488)	-	-	(6,488)
Total derivative and foreign
currency adjustments	(7,664)	-	(52)	(7,716)
Operating margin (loss)	8,368	(2,214)	1,655	7,809
Income tax expense	-	(6)	(585)	(591)
Net margin (loss) per segment reporting	$8,368	$(2,220)	$1,070	$7,218

Reconciliation of net margin:
Net margin per segment reporting				$7,218
Minority interest- RTFC and NCSC net margin				(768)
Net margin per consolidated statement of operations				$6,450

The following chart contains the consolidated statement of operations for the three months ended February 29, 2004.

(Dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$165,850	$74,467	$6,557	$246,874
Cost of funds	(148,376)	(72,907)	(4,192)	(225,475)
Gross margin	17,474	1,560	2,365	21,399

Operating expenses:
General and administrative expenses	(8,831)	(1,116)	(213)	(10,160)
Provision for loan losses	(943)	-	-	(943)
Recovery of guarantee losses	943	-	-	943
Total operating expenses	(8,831)	(1,116)	(213)	(10,160)

Results of operations of foreclosed assets	1,048	-	-	1,048

Derivative cash settlements	27,902	-	(742)	27,160
Derivative forward value	113,232	-	397	113,629
Foreign currency adjustments	(56,888)	-	-	(56,888)
Total derivative and foreign
currency adjustments	84,246	-	(345)	83,901
Operating margin	93,937	444	1,807	96,188
Income tax expense	-	(12)	(598)	(610)
Net margin per segment reporting	$93,937	$432	$1,209	$95,578

Reconciliation of net margin:
Net margin per segment reporting				$95,578
Minority interest- RTFC and NCSC net margin				(432)
Net margin per consolidated statement of operations				$95,146

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements are based on management's current views and assumptions regarding future events and operating performance that are subject to risks and uncertainties. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

●

Liquidity - The Company depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantee and repurchase agreements. At February 28, 2005, the Company had $4,033 million of commercial paper, daily liquidity fund and bank bid notes and $2,229 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. There can be no assurance that the Company will be able to access the markets in the future. Downgrades to the Company's long-term debt ratings or other events that may deny or limit the Company's access to the capital markets could negatively impact its operations. The Company has no control over certain items that are considered by the credit rating agencies as part of their analysis for the Company, such as the overall outlook for the electric and telecommunications industries.

●

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

●

Credit concentration - The Company lends primarily into the rural electric and telephone industries and is subject to risks associated with those industries. Credit concentration is one of the risk factors considered by the rating agencies in the evaluation of the Company's credit rating. The Company's credit concentration to its ten largest borrowers could increase from the current 18% of total loans and guarantees outstanding, if:

	●	it were to extend additional loans and/or guarantees to the current ten largest borrowers,
	●	its total loans and/or guarantees outstanding were to decrease, with a disproportionately large share of the decrease to borrowers not in the current ten largest, or
	●	it were to advance large new loans and/or guarantees to one of the next group of borrowers below the ten largest.

●

Loan loss allowance - Computation of the loan loss allowance is inherently based on subjective estimates. A loan write-off in excess of specific reserves for impaired borrowers or a large net loan write-off on a borrower that is currently performing would have a negative impact on the adequacy of the loan loss allowance and the net margin for the year due to an increased loan loss provision.

●

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

30

●

Tax exemption - Legislation that removes or imposes new conditions on the federal tax exemption for 501(c)(4) social welfare corporations would have a negative impact on the Company's net margins. CFC's continued exemption depends on it conducting its business in accordance with its exemption from the Internal Revenue Service.

●

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

●

Foreign currency - The required accounting for foreign denominated debt has caused increased volatility in the Company's financial results. The Company is required to adjust the value of the foreign denominated debt on its consolidated balance sheet at each reporting date based on the then current foreign exchange rate.

●

Rating triggers - The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart on page 54). At February 28, 2005, there were rating triggers associated with $10,190 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $976 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,214 million. Based on the fair market value of its interest rate, cross currency and cross currency interest rate exchange agreements at February 28, 2005, the Company may be required to make a payment of up to $1 million if its senior unsecured ratings declined to Baa1 or BBB+, and up to $44 million if its senior unsecured ratings declined below Baa1 or BBB+. In calculating the required payments, the Company only considered agreements in which it would have been required to make a payment upon termination.

●

Calculated impairment - The Company calculates loan impairments per the requirements of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended. This pronouncement states that the impairment is calculated based on a comparison of the present value of the expected future cash flows discounted at the original interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. The interest rate in the original loan agreements between the Company and its borrowers may be a blend of the long-term fixed rate for various maturity periods, the long-term variable and the line of credit interest rate. The Company periodically adjusts the long-term variable and line of credit interest rates to reflect the cost of variable rate and short-term debt. Thus, the original contract rate (weighted average of interest rates on all of the original loans to the borrower) will change as the Company adjusts its long-term variable and line of credit interest rates. The Company's calculated impairment on non-performing and restructured loans will increase as the Company's long-term variable and line of credit interest rates increase. Currently, an increase of 25 basis points to the Company's variable interest rates would result in an increase of $10 million to the calculated impairment.

Margin Analysis

The Company uses an interest coverage ratio instead of the dollar amount of gross or net margin as its primary performance indicator, since its net margin in dollar terms is subject to fluctuation as interest rates change. Management has established a 1.10 adjusted TIER as its minimum operating objective. TIER is a measure of the Company's ability to cover the interest expense on its debt obligations. TIER is calculated by dividing the cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds. TIER for the nine months ended February 28, 2005 was 1.21. For the nine months ended February 29, 2004, the Company reported a net loss prior to the cumulative effect of change in accounting principle of $64 million, resulting in a TIER below 1.00. The Company also calculates an adjusted TIER to exclude the derivative forward value and foreign currency adjustments from net margin, to add back minority interest to net margin and to include the derivative cash settlements in the cost of funds. Adjusted TIER for the nine months ended February 28, 2005 and February 29, 2004 was 1.18 and 1.19, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its TIER calculation to exclude the impact of derivatives required by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and foreign currency adjustments required by SFAS 52, Foreign Currency Translation.

The following chart details the operating results for the nine months ended February 28, 2005 and February 29, 2004.

	For the nine months ended
(Dollar amounts in millions)	February 28,	February 29,
	2005	2004	Change
Operating income	$779	$759	$20
Cost of funds	(683)	(685)	2
Gross margin	96	74	22
Operating expenses:
General and administrative	(32)	(30)	(2)
Provision for loan losses	(1)	(4)	3
Recovery of guarantee losses	5	-	5
Total operating expenses	(28)	(34)	6

Results of operations of foreclosed assets	5	3	2
Impairment loss on foreclosed assets	-	(9)	9
Total gain (loss) on foreclosed assets	5	(6)	11
Derivative and foreign currency adjustments:
Derivative cash settlements	41	84	(43)
Derivative forward value	119	(72)	191
Foreign currency adjustments	(86)	(106)	20
Total gain (loss) on derivative and foreign currency adjustments	74	(94)	168

Operating margin (loss)	147	(60)	207

Income tax expense	(1)	(2)	1
Minority interest - RTFC and NCSC net margin	(3)	(2)	(1)
Cumulative effect of change in accounting principle	-	22	(22)
Net margin (loss)	$143	$(42)	$185

TIER (1)	1.21	-
Adjusted TIER (2)	1.18	1.19

(1) For the nine months ended February 29, 2004, earnings prior to the cumulative effect of change in accounting principle were insufficient to cover fixed charges by $64 million.

(2) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net margin, to include minority interest in net margin and to include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the operating results expressed as an annualized percentage of average loans outstanding for the nine months ended February 28, 2005 and February 29, 2004.

	For the nine months ended
	February 28,	February 29,
	2005	2004	Change
Operating income	5.18%	5.00%	0.18%
Cost of funds	(4.54)%	(4.51)%	(0.03)%
Gross margin	0.64%	0.49%	0.15%
Operating expenses:
General and administrative expenses	(0.21)%	(0.20)%	(0.01)%
Provision for loan losses	(0.01)%	(0.02)%	0.01%
Recovery of guarantee losses	0.03%	-%	0.03%
Total operating expenses	(0.19)%	(0.22)%	0.03%

Results of operations of foreclosed assets	0.04%	0.02%	0.02%
Impairment loss on foreclosed assets	-%	(0.06)%	0.06%
Total gain (loss) on foreclosed assets	0.04%	(0.04)%	0.08%

Derivative and foreign currency adjustments:
Derivative cash settlements	0.27%	0.55%	(0.28)%
Derivative forward value	0.79%	(0.48)%	1.27%
Foreign currency adjustments	(0.57)%	(0.70)%	0.13%
Total gain (loss) on derivative and foreign currency adjustments	0.49%	(0.63)%	1.12%
Operating margin (loss)	0.98%	(0.40)%	1.38%

Income tax expense	(0.01)%	(0.01)%	-%
Minority interest - RTFC and NCSC net margin	(0.02)%	(0.01)%	(0.01)%
Cumulative effect of change in accounting principle	-%	0.14%	(0.14)%
Net margin (loss)	0.95%	(0.28)%	1.23%

Adjusted gross margin (1)	0.91%	1.04%	(0.13)%
Adjusted operating margin (2)	0.76%	0.78%	(0.02)%

(1) Adjusted to include derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.
(2) Adjusted to exclude derivative forward value and foreign currency adjustments. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

Operating Income

The increase of $20 million to operating income for the nine months ended February 28, 2005 compared to the prior year nine month period was due to the collection of $36 million of fees related to the prepayment of approximately $1.1 billion of RTFC loans and the increase in the Company's interest rates since February 29, 2004 offset by the increase in interest foregone from loans on non-accrual status and lower average loan volume. The yield for the nine months ended February 28, 2005 including the $36 million of fees was 5.18%, an increase compared to the yield of 5.00% for the prior year period. The yield for the nine months ended February 28, 2005 excluding the $36 million of fees was 4.95%, a decrease compared to the 5.00% for the prior year period. The reduction to interest income due to non-accrual loans was $33 million for the nine months ended February 28, 2005, an increase from $17 million for the prior year period. The average loan volume for the nine months ended February 28, 2005 was $20,115 million, a slight decrease from $20,276 million for the prior year period.

CFC operating income for the nine months ended February 28, 2005 increased $69 million compared to the prior year period due to an increase of $30 million from higher average loan volume, the recognition of $36 million of fees related to loan prepayments and an increase of $5 million as a result of a higher average yield on CFC loans offset by an increase of $2 million of interest forgone from loans on non-accrual status. The average yield on CFC loans for the nine months ended February 28, 2005 was 4.86% including the $36 million of fees and 4.56% excluding the $36 million of fees, compared to 4.53% for the prior year period. Since February 29, 2004, CFC increased its long-term variable and line of credit interest rates by 185 basis points and 145 basis points, respectively. The increase in interest rates offset the impact of approximately $1 billion of CFC loans that were refinanced from another lender during fiscal year 2004 with long-term fixed rate loans with an interest rate of 5.00% or less. Additionally, the impact on CFC interest income due to non-accrual loans was a decrease of $19 million for the nine months ended February 28, 2005 compared to $17 million for the nine months ended February 29, 2004. The average balance of CFC loans outstanding increased by $898 million or 6% for the nine months ended February 28, 2005 compared to the prior year period.

RTFC operating income for the nine months ended February 28, 2005 decreased $47 million compared to the prior year period due to decreases of $47 million resulting from lower average loan volume and $14 million due to interest foregone from loans on non-accrual status offset by a $14 million increase due to a higher average yield on RTFC loans. The average balance of RTFC loans outstanding decreased by $988 million or 20% compared to the prior year period. Since February 29, 2004, RTFC increased its long-term variable and line of credit interest rates by 185 basis points and 195 basis points, respectively, resulting in the increase in average yield on RTFC loans from 6.42% to 6.44% period over period. The reduction to interest income due to non-accrual loans was $14 million for the nine months ended February 28, 2005 compared to zero in the prior year period.

NCSC operating income decreased $2 million period over period due to a decrease of $72 million or 13% in average loans outstanding as compared to the prior year period.

Cost of Funds

The $2 million decrease in cost of funds for the nine months ended February 28, 2005 compared to the prior year period resulted from a decrease of $22 million due to lower average volume of debt outstanding offset by higher interest rates on debt outstanding. The cost of funds for the nine months ended February 28, 2005 and February 29, 2004 includes expense totaling $7 million and $6 million, respectively, for net cash settlements related to exchange agreements that qualify as effective hedges. The Company's average cost of funding for the nine months ended February 28, 2005 was 4.54% compared to 4.51% in the prior year period. In addition, the Company received cash settlements totaling $41 million and $84 million related to exchange agreements that did not qualify for hedge accounting for the nine months ended February 28, 2005 and February 29, 2004, respectively. The cash settlements on exchange agreements that do not qualify for hedge accounting are presented in the consolidated statement of operations as part of the derivative and foreign currency adjustments. The cash settlements of $41 million received for the nine months ended February 28, 2005 includes $63 million of periodic cash settlements received by the Company offset by $22 million of fees it paid for the termination of exchange agreements. The adjusted average cost of funding, which includes the $41 million of cash settlements on exchange agreements that do not qualify for hedge accounting and the termination fees paid by the Company was 4.27% for the nine months ended February 28, 2005 compared to 3.96% for the prior year period. The adjusted average cost of funding for the nine months ended February 28, 2005 excluding the $22 million of exchange agreement termination fees was 4.12%, compared to 3.96% for the prior year period. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

CFC cost of funds increased by $42 million for the nine months ended February 28, 2005 compared to the prior year period. The increase to the CFC cost of funding was due to a $26 million increase as a result of a 6% increase in average CFC loans outstanding and a $16 million increase due to a higher average cost of funding. The average cost of funding for the nine months ended February 28, 2005 was 4.11% versus 3.98% for the prior year period.

RTFC cost of funds decreased $44 million for the nine months ended February 28, 2005 compared to the prior year period. The decrease to RTFC cost of funding was due to a decrease of $46 million as a result the 20% reduction in average RTFC loans outstanding offset by a $2 million increase as a result of a higher average cost of funding period over period.

NCSC cost of funds for the nine months ended February 28, 2005 was consistent with the prior year period.

Gross Margin

The gross margin earned on loans for the nine months ended February 28, 2005 was $96 million or 64 basis points, an increase of $22 million or 15 basis points, compared to $74 million or 49 basis points for the nine months ended February 29, 2004. The adjusted gross margin earned on loans, which includes derivative cash settlements, was $137 million or 91 basis points for the nine months ended February 28, 2005, a decrease of $21 million or 13 basis points compared to the adjusted gross margin of $158 million or 104 basis points for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The gross margin for the nine months ended February 28, 2005 increased as a result of the $36 million of fees related to the prepayment of approximately $1.1 billion of RTFC loans and an increase of $2 million related to higher loan volume offset by a decrease of $16 million due to a higher overall cost of funding compared to the average yield on loans. Related to the $36 million of fees collected by the Company were $22 million of fees it paid for the termination of the related exchange agreements. The terminated exchange agreements did not qualify for hedge accounting, which results in the termination fees being included as part of the derivative cash settlements. The adjusted gross margin for the nine months ending February 28, 2005 excluding both the loan prepayment fees collected and the exchange agreement termination fees paid by the Company was $123 million or 82 basis points, representing a decrease of $35 million or 22 basis points from the prior year period.

The gross margin on CFC loans increased by $27 million as a result of $36 million of prepayment fees and a $4 million increase in average loan volume offset by a decrease of $13 million due to a higher cost of funding on CFC loans. The gross margin on RTFC loans decreased by $1 million due to lower average loan volume and $2 million due to a higher cost of funding on RTFC loans for a total of $3 million. The gross margin on NCSC loans decreased by $1 million due to lower average loan volume and $1 million due to a higher cost of funding on NCSC loans.

Operating Expenses

General and administrative expenses for the nine months ended February 28, 2005 were $32 million compared to $30 million for the nine months ended February 29, 2004. General and administrative expenses represented 21 basis points of average loan volume for the nine months ended February 28, 2005, an increase of one basis point as compared to 20 basis points for the prior year period.

There was a recovery of $5 million from the guarantee liability in the nine months ended February 28, 2005 compared to no provision or recovery in the nine months ended February 29, 2004. The recovery of $5 million during the nine months ended February 28, 2005 was due to a reduction in the balance of guarantees outstanding. At both February 28, 2005 and February 29, 2004, almost all guarantees were issued by CFC.

Gain (Loss) on Foreclosed Assets

The Company recorded net income of $5 million and $3 million from the operation of foreclosed assets for the nine months ended February 28, 2005 and February 29, 2004, respectively. In addition, the Company recognized an impairment loss of $9 million to reflect the decrease in the fair value of certain foreclosed assets during the nine months ended February 29, 2004. It is not management's intent to hold and operate these assets, but to preserve the value for sale at the appropriate time.

Derivative Cash Settlements

Derivative cash settlements decreased $43 million during the nine months ended February 28, 2005 compared to the prior year period. During the nine months ended February 28, 2005, the Company recorded cash settlement expense totaling $22 million related to fees paid to counterparties for the termination of interest rate exchange agreements. The remaining $21 million reduction is comprised of a $14 million decrease in the net difference between the interest rates received and paid by the Company on its derivatives contracts and a $7 million decrease due to a lower average notional amount of derivative contracts outstanding. The derivative cash settlements for the period represent the net amount that the Company received or paid on its derivative contracts that do not qualify for hedge accounting. The Company is currently collecting more on its derivative contracts than it is paying.

Derivative Forward Value
During the nine months ended February 28, 2005, derivative forward value increased $191 million compared to the prior year period. The increase in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the nine months ended February 28, 2005 and February 29, 2004 also includes amortization of $10 million and $14 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. This adjustment will be amortized into earnings over the remaining life of the related derivative contracts.

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

Foreign Currency Adjustment

There was a decrease in the expense recorded as a foreign currency adjustment of $20 million for the nine months ended February 28, 2005 as compared to the nine months ended February 29, 2004 due to the change in currency exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar will cause the value of foreign denominated debt outstanding to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

Operating Margin (Loss)

Operating margin for the nine months ended February 28, 2005 was $147 million, compared to a loss of $60 million for the prior year period. The significant increase in the operating margin for the nine months ended February 28, 2005 compared to the prior year period was primarily due to the $191 million increase in the estimated fair value of derivatives. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the nine months ended February 28, 2005 was $114 million, compared to $118 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment CFC makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin. The adjusted operating margin decreased due to the $21 million decrease in adjusted gross margin offset by the $11 million increase in the gain (loss) on foreclosed assets and $6 million decrease in operating expenses. The adjusted operating margin for the nine months ended February 28, 2005 excluding the net gain of $14 million as a result of RTFC loan prepayments and swap terminations was $100 million, a decrease of $18 million from the prior year period.

Cumulative Effect of Change in Accounting Principle

As a result of the implementation of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003, CFC consolidated the financial results of NCSC and RTFC. The Company recorded a cumulative effect of change in accounting principle gain of $22 million on the consolidated statement of operations for the nine months ended February 29, 2004.

Net Margin (Loss)

Net margin for the nine months ended February 28, 2005 was $143 million, an increase of $185 million compared to a net loss of $42 million for the prior year period. The net margin for the nine months ended February 28, 2005 and the significant increase from the prior year period was primarily due to the $191 million increase in the estimated fair value of derivatives. The adjusted net margin, which excludes the impact of the derivative forward value, foreign currency adjustments and cumulative effect of change in accounting principle and adds back minority interest, was $113 million and $116 million for the nine months ended February 28, 2005 and February 29, 2004, respectively. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net margin (loss). The adjusted net margin for the nine months ended February 28, 2005 excluding the net gain of $14 million as a result of RTFC loan prepayments and swap terminations was $99 million, a decrease of $17 million from the prior year period.

The following chart details the operating results for the three months ended February 28, 2005 and February 29, 2004.

	For the three months ended
(Dollar amounts in millions)	February 28,	February 29,
	2005	2004	Change
Operating income	$251	$247	$4
Cost of funds	(228)	(226)	(2)
Gross margin	23	21	2
Operating expenses:
General and administrative	(11)	(10)	(1)
Provision for loan losses	(1)	(1)	-
Recovery of guarantee losses	4	1	3
Total operating expenses	(8)	(10)	2

Results of operations of foreclosed assets	-	1	(1)
Derivative and foreign currency adjustments:
Derivative cash settlements	27	27	-
Derivative forward value	(28)	114	(142)
Foreign currency adjustments	(7)	(57)	50
Total (loss) gain on derivative and foreign currency adjustments	(8)	84	(92)

Operating margin	7	96	(89)

Income tax expense	-	(1)	1
Minority interest - RTFC and NCSC net margin	(1)	-	(1)
Net margin	$6	$95	$(89)

TIER	1.03	1.42
Adjusted TIER (1)	1.21	1.20

(1) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net margin, to include minority interest in net margin and to include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the operating results expressed as an annualized percentage of average loans outstanding for the three months ended February 28, 2005 and February 29, 2004.

	For the three months ended
	February 28,	February 29,
	2005	2004	Change
Operating income	5.20%	4.83%	0.37%
Cost of funds	(4.72)%	(4.42)%	(0.30)%
Gross margin	0.48%	0.41%	0.07%
Operating expenses:
General and administrative expenses	(0.23)%	(0.20)%	(0.03)%
Provision for loan losses	(0.02)%	(0.02)%	-%
Recovery of guarantee losses	0.08%	0.02%	0.06%
Total operating expenses	(0.17)%	(0.20)%	0.03%

Results of operations of foreclosed assets	-%	0.02%	(0.02)%

Derivative and foreign currency adjustments:
Derivative cash settlements	0.56%	0.53%	0.03%
Derivative forward value	(0.58)%	2.23%	(2.81)%
Foreign currency adjustments	(0.15)%	(1.11)%	0.96%
Total (loss) gain on derivative and foreign currency adjustments	(0.17)%	1.65%	(1.82)%
Operating margin	0.14%	1.88%	(1.74)%

Income tax expense	-%	(0.02)%	0.02%
Minority interest - RTFC and NCSC net margin	(0.02)%	-%	(0.02)%
Net margin	0.12%	1.86%	(1.74)%

Adjusted gross margin (1)	1.04%	0.94%	0.10%
Adjusted operating margin (2)	0.87%	0.76%	0.11%

(1) Adjusted to include derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.
(2) Adjusted to exclude derivative forward value and foreign currency adjustments. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

Operating Income

The increase of $4 million to operating income for the quarter ended February 28, 2005 compared to the prior year quarter was due to the collection of $6 million of fees related to the prepayment of approximately $244 million of RTFC loans recognized as operating income and the increase to yield as a result of the increase in the Company's interest rates since February 29, 2004, partly offset by lower average loan volume and an increase in loans on non-accrual status. The yield for the quarter ended February 28, 2005 including the $6 million of fees was 5.20%, an increase compared to the yield of 4.83% for the prior year period. The yield for the quarter ended February 28, 2005 excluding the $6 million of fees was 5.08%, an increase compared to the 4.83% for the prior year period. The impact of non-accrual loans for the quarter ended February 28, 2005 was a reduction to interest income of $13 million, an increase of $8 million compared to the prior year period. The average loan volume for the quarter ended February 28, 2005 was $19,572 million, a decrease from $20,550 million for the prior year period.

CFC operating income for the quarter ended February 28, 2005 increased $28 million compared to the prior year period due to the recognition of $6 million of fees related to loan prepayments, the increase of $4 million resulting from higher average loan volume and an increase of $20 million as a result of a higher average yield on CFC loans offset by an increase of $2 million of interest forgone from loans on non-accrual status. The average yield on CFC loans for the three months ended February 28, 2005 was 4.97% including the $6 million of fees and 4.82% excluding the $6 million of fees, compared to 4.36% for the prior year period. Since February 29, 2004, CFC increased its long-term variable and line of credit interest rates by 185 basis points and 145 basis points, respectively. The impact of loans on non-accrual status was a decrease of $5 million for the quarter ended February 29, 2004 compared to $7 million for the quarter ended February 28, 2005. The average balance of CFC loans outstanding increased by $548 million or 4% for the quarter ended February 28, 2005 compared to the prior year period.

RTFC operating income for the quarter ended February 28, 2005 decreased $25 million compared to the prior year period due to a decrease of $24 million resulting from lower average loan volume and an increase of $6 million of interest forgone from loans on non-accrual status offset by an increase of $5 million due to a higher average yield on RTFC loans. The average balance of RTFC loans outstanding decreased by $1,495 million or 32% compared to the prior year period. The average yield on RTFC loans for the quarter ended February 28, 2005 was 6.23% compared to 6.32% for the prior year period. There was a reduction to RTFC interest income of $6 million related to non-accrual loans for the quarter ended February 28, 2005, compared to no reduction to interest income for the prior year period.  Since February 29, 2004, RTFC increased its long-term variable and line of credit interest rates by 185 basis points and 195 basis points, respectively.

NCSC operating income increased $1 million for the quarter ended February 28, 2005 compared to the prior year period due to a higher yield on loans. The average yield on NCSC loans for the quarter ended February 28, 2005 was 6.03% compared to 4.99% for the prior year period.

Cost of Funds

The $2 million increase in cost of funds for the quarter ended February 28, 2005 compared to the prior year period was due to a $22 million increase due to higher interest rates on debt outstanding offset by a $20 million decrease due to a lower average amount of debt outstanding. The cost of funds for the quarter ended February 28, 2005 and February 29, 2004 includes expense totaling $2 million for net cash settlements related to exchange agreements that qualify as effective hedges. CFC's average cost of funding for the quarter ended February 28, 2005 was 4.72% compared to 4.42% in the prior year period. In addition, CFC received cash settlements totaling $27 million related to exchange agreements that did not qualify for hedge accounting for the quarters ended February 28, 2005 and February 29, 2004. The cash settlements on exchange agreements that do not qualify for hedge accounting are presented in the consolidated statement of operations as part of the derivative and foreign currency adjustments. The cash settlements of $27 million received for the quarter ended February 28, 2005 includes $26 million of periodic cash settlements and $1 million of fees received by CFC for the termination of exchange agreements. The adjusted average cost of funding, which includes the cash settlements on exchange agreements that do not qualify for hedge accounting, was 4.16% for the quarter ended February 28, 2005 compared to 3.89% for the prior year period. The adjusted average cost of funding for the quarter ended February 28, 2005 excluding the $1 million of fees was 4.18% compared to 3.89% for the prior year period. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

CFC cost of funds increased by $23 million for the quarter ended February 28, 2005 compared to the prior year period. The increase to the CFC cost of funding was due to the $19 million increase due to a higher average cost of funding and the $4 million increase as a result of 4% higher average loans outstanding. The average cost of funding for the quarter ended February 28, 2005 was 4.40% versus 3.90% for the prior year period.

RTFC cost of funds decreased $22 million for the quarter ended February 28, 2005 compared to the prior year period. The decrease to the RTFC cost of funding was due to a decrease of $24 million as a result of the 32% reduction in average RTFC loans outstanding offset by a $2 million increase as a result of a higher average cost of funding which increased from 6.19% to 6.38% period over period.

NCSC cost of funds increased $1 million for the quarter ended February 28, 2005 compared to the prior year period due to a higher average cost of funding. The average cost of funding on NCSC loans for the quarter ended February 28, 2005 was 4.32% compared to 3.19% for the prior year period.

Gross Margin

The gross margin earned on loans for the quarter ended February 28, 2005 was $23 million or 48 basis points, an increase of $2 million or 7 basis points, compared to $21 million or 41 basis points for the quarter ended February 29, 2004. The adjusted gross margin earned on loans, which includes derivative cash settlements, was $50 million or 104 basis points for the quarter ended February 28, 2005, an increase of $2 million or 10 basis points, compared to the adjusted gross margin of $48 million or 94 basis points for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The gross margin for the quarter ended February 28, 2005 increased as a result of the $6 million of fees related to the prepayment of approximately $244 million of RTFC loans, partly offset by an increase in loans on non-accrual status. In addition to the $6 million of fees from borrowers related to the prepayment of loans, the Company received $1 million of fees for the termination of exchange agreements used in the funding of those loans. The terminated exchange agreements did not qualify for hedge accounting, which results in the termination fees being included as part of the derivative cash settlements. The adjusted gross margin for the quarter ending February 28, 2005 excluding both the loan prepayment fees and the exchange agreement termination fees received by the Company was $43 million or 89 basis points, representing a decrease of $5 million or 5 basis points from the prior year period.

The gross margin on CFC loans increased by $5 million for the quarter ended February 28, 2005 compared to the prior year period due to $6 million of prepayment fees, while the gross margin on RTFC loans decreased $3 million due to loans on non-accrual status. The gross margin on NCSC loans was consistent period over period.

Operating Expenses

General and administrative expenses for the quarter ended February 28, 2005 were $11 million compared to $10 million for the quarter ended February 29, 2004. General and administrative expenses represented 23 basis points of average loan volume for the quarter ended February 28, 2005, an increase of 3 basis points as compared to 20 basis points for the prior year period.

There was a recovery of $4 million from the guarantee liability in the quarter ended February 28, 2005 compared to $1 million in the quarter ended February 29, 2004. At both February 28, 2005 and February 29, 2004, almost all guarantees were related to CFC.

Results of Operations of Foreclosed Assets

The Company recorded net income of $1 million from the operation of foreclosed assets for the quarter ended February 29, 2004. It is not management's intent to hold and operate these assets, but to preserve the value for sale at the appropriate time.

Derivative Cash Settlements

During the quarters ended February 28, 2005 and February 29, 2004, the Company received cash settlements of $27 million. The $27 million of cash settlements received during the quarter ended February 28, 2005 includes a total of $26 million of settlements and $1 million of termination fees received by the Company. The cash settlements of $26 million received for the quarter ended February 28, 2005 represent a decrease of $1 million from the cash settlements received in the prior year period. The decrease of $1 million for cash settlements excluding the termination fees was due to a $3 million decrease as a result of a lower notional amount of exchange agreements outstanding offset by a $2 million increase due to changes in interest rates. The Company is currently collecting more on its exchange agreements than it is paying.

Derivative Forward Value

During the quarter ended February 28, 2005, derivative forward value decreased $142 million compared to the prior year period. The decrease in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the quarter ended February 28, 2005 and February 29, 2004 also includes amortization of $3 million and $4 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. This adjustment will be amortized into earnings over the remaining life of the related derivative contracts.

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

Foreign Currency Adjustment

The Company's foreign currency adjustment increased $50 million for the quarter ended February 28, 2005 as compared to the quarter ended February 29, 2004 due to the change in currency exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar will cause the value of foreign denominated debt outstanding to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

Operating Margin

Operating margin for the quarter ended February 28, 2005 was $7 million, compared to $96 million for the prior year period. The significant decrease in the operating margin for the three months ended February 28, 2005 compared to the prior year period was primarily due to the decrease of $142 million in the estimated fair value of derivatives offset by the increase of $50 million to foreign currency adjustments. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the quarter ended February 28, 2005 was $42 million, compared to $39 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin. The adjusted operating margin increased primarily due to the $2 million increase in adjusted gross margin and the $2 million decrease in total operating expenses. The adjusted operating margin for the three months ended February 28, 2005 excluding the gain of $7 million as a result of RTFC loans prepayments and swap terminations was $35 million, a decrease of $4 million from the prior year period.

Net Margin

Net margin for the quarter ended February 28, 2005 was $6 million, a decrease of $89 million compared to $95 million for the prior year period. The decrease in net margin for the quarter ended February 28, 2005 from the prior year period is primarily due to the decrease of $142 million in the estimated fair value of derivatives offset by the increase of $50 million to foreign currency adjustments. The adjusted net margin, which excludes the impact of the derivative forward value, foreign currency adjustments and cumulative effect of change in accounting principle and adds back minority interest, was $42 million, compared to $38 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net margin. The adjusted net margin for the three months ended February 28, 2005 excluding the gain of $7 million as a result of RTFC loan prepayments and swap terminations was $35 million, a decrease of $3 million from the prior year period.

Liquidity and Capital Resources

Assets
At February 28, 2005, the Company had $20,250 million in total assets, a decrease of $1,100 million, or 5%, from the balance of $21,350 million at May 31, 2004. Net loans outstanding to members totaled $18,700 million at February 28, 2005, a decrease of $1,215 million compared to a total of $19,915 million at May 31, 2004. Net loans represented 92% and 93% of total assets at February 28, 2005 and May 31, 2004, respectively. The remaining assets, $1,550 million and $1,435 million at February 28, 2005 and May 31, 2004, respectively, consisted of other assets to support the Company's operations, primarily cash and cash equivalents, derivative assets and foreclosed assets. Included in assets at February 28, 2005 and May 31, 2004 is $693 million and $577 million, respectively, of derivative assets. Derivative assets increased by $116 million due to lower projections for future interest rate increases. Foreclosed assets of $163 million and $248 million at February 28, 2005 and May 31, 2004, respectively, relate to assets received from borrowers as part of bankruptcy and/or loan settlements. Foreclosed assets decreased by $85 million due to principal payments on the real estate note portfolio. Unless excess cash is invested overnight, the Company does not generally use funds to invest in debt or equity securities.

Loans to Members

Net loan balances decreased by $1,215 million, or 6%, from May 31, 2004 to February 28, 2005. Gross loans decreased by $1,214 million and the allowance for loan losses increased by less than $1 million compared to the prior year end. As a percentage of the portfolio, long-term loans represented 94% of total loans at February 28, 2005 and at May 31, 2004 (including secured long-term loans classified as restructured and non-performing). The remaining 6% at February 28, 2005 and May 31, 2004 consisted of secured and unsecured intermediate-term and line of credit loans.

Long-term fixed rate loans represented 70% and 72% of total long-term loans at February 28, 2005 and May 31, 2004, respectively. Loans converting from a fixed rate to a variable rate for the nine months ended February 28, 2005 totaled $593 million, which was offset by $327 million of loans that converted from a variable rate to a fixed rate. This resulted in a net conversion of $266 million from a fixed rate to a variable rate for the nine months ended February 28, 2005. For the nine months ended February 29, 2004, loans converting from a variable rate to a fixed rate totaled $1,583 million, which was offset by $1,218 million of loans that converted from the fixed rate to the variable rate. This resulted in a net conversion of $365 million from a variable rate to a fixed rate for the nine months ended February 29, 2004. Approximately 66% or $12,669 million of total loans carried a fixed rate of interest at February 28, 2005 compared to 68%, or $13,840 million at May 31, 2004. All other loans, including $6,605 million and $6,649 million in loans at February 28, 2005 and May 31, 2004, respectively, are subject to interest rate adjustment monthly or semi-monthly.

The decrease in total loans outstanding at February 28, 2005 as compared to May 31, 2004 was due primarily to prepayments of RTFC loans. The $1,214 million decrease in loans includes decreases of $1,629 million in long-term loans, $42 million in intermediate-term loans, $4 million in Rural Utilities Service ("RUS") guaranteed loans and $10 million in restructured loans offset by an increase of $140 million in short-term loans and $331 million in non-performing loans. RTFC and NCSC loans outstanding decreased $1,497 million and $5 million, respectively, offset by the increase in CFC loans outstanding of $288 million. The increase to CFC loans includes increases of $229 million to distribution systems, $50 million to power supply systems and $9 million to service members and associates.

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

The following chart summarizes loans and guarantees outstanding by segment.

(Dollar amounts in millions)	February 28, 2005		May 31, 2004
CFC:
Distribution	$12,814	63%	$12,597	58%
Power supply	3,813	19%	3,815	18%
Statewide & associate	185	1%	246	1%
CFC total	16,812	83%	16,658	77%
RTFC	3,146	15%	4,643	21%
NCSC	493	2%	519	2%
Total	$20,451	100%	$21,820	100%

The following chart summarizes the RTFC segment loans outstanding by business type.

(Dollar amounts in millions)	February 28, 2005		May 31, 2004
Rural local exchange carriers	$2,404	77%	$3,615	78%
Long distance carriers	189	6%	340	7%
Wireless providers	252	8%	267	6%
Cable television providers	172	6%	176	4%
Fiber optic network providers	70	2%	168	4%
Competitive local exchange carriers	46	1%	62	1%
Other	13	-	15	-
Total	$3,146	100%	$4,643	100%

The Company's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa, Guam and the U.S. Virgin Islands.

Credit Concentration

In addition to the geographic diversity of the portfolio, the Company limits its exposure to any one borrower. At February 28, 2005 and May 31, 2004, the total exposure outstanding to any one borrower or controlled group did not exceed 3% of total loans and guarantees outstanding. At February 28, 2005 and May 31, 2004, the Company had $3,320 million and $4,415 million, respectively, in loans outstanding, and $338 million and $240 million, respectively, in guarantees outstanding to its ten largest borrowers. The amounts outstanding to the ten largest borrowers at February 28, 2005 and May 31, 2004 represented 17% and 22% of total loans outstanding, respectively, and 29% and 18% of total guarantees outstanding, respectively. Total credit exposure to the ten largest borrowers, including loans and guarantees, at February 28, 2005 and May 31, 2004 was $3,658 million and $4,655 million and represented 18% and 21% of total credit exposure, respectively. At February 28, 2005, the ten largest borrowers included four distribution systems, four power supply systems and two telecommunications systems. At May 31, 2004, the ten largest borrowers included two distribution systems, three power supply systems and five telecommunications systems.

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

For the nine months ended February 28, 2005, the Company approved new loan and guarantee facilities totaling $562 million to 18 borrowers that had a total or unsecured exposure in excess of the limits set forth in the credit limitation policy. CFC approved new loan facilities totaling $365 million to eight borrowers, RTFC approved new loan facilities totaling $157 million to three borrowers and NCSC approved new loan facilities totaling $40 million to seven borrowers in excess of the established credit limits. Of the $562 million in loans approved during the nine months ended February 28, 2005, $201 million were refinancings or renewals of existing loans and $11 million were bridge loans that must be paid off once the borrower obtains long-term financing from RUS.

The Company's credit limitation policy sets the limit on the total exposure and unsecured exposure to the borrower based on an assessment of the borrower's risk profile. The board of directors must approve new loan requests from a borrower with a total exposure or unsecured exposure in excess of the limits in the policy.

Total exposure, as defined by the policy, includes the following:
●	loans outstanding, excluding loans guaranteed by RUS,
●	the Company's guarantees of the borrower's obligations,
●	unadvanced loan commitments, and
●	borrower guarantees to the Company of another borrower's debt.

Security Provisions
Except when providing lines of credit and certain intermediate-term loans, the Company typically lends to its members on a senior secured basis. At February 28, 2005, a total of $1,672 million of loans were unsecured representing 9% of total loans. At May 31, 2004, a total of $1,439 million of loans were unsecured representing 7% of total loans. Long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions
41

typical in utility mortgages. Short-term loans are generally unsecured lines of credit. At February 28, 2005 and May 31, 2004, a total of $94 million and $122 million of guarantee reimbursement obligations were unsecured, respectively, representing 8% and 9% of total guarantees, respectively. Guarantee reimbursement obligations are typically secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, borrowers are also required to set rates designed to achieve certain financial ratios. At February 28, 2005 and May 31, 2004, the Company had a total of $1,766 million and $1,561 million, respectively, of unsecured loans and guarantees representing 9% and 7%, respectively, of total loans and guarantees.

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria are met:
●	Principal or interest payments on any loan to the borrower are past due 90 days or more,
●	as a result of court proceedings, repayment on the original terms is not anticipated, or
●	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, interest on its loans is generally recognized on a cash basis. Alternatively, the Company may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At February 28, 2005 and May 31, 2004, the Company had non-performing loans outstanding in the amount of $673 million and $341 million, respectively. All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

As of February 28, 2005 and May 31, 2004, RTFC had $482 million and $553 million, respectively, in loans outstanding to Innovative Communication Corporation ("ICC"). ICC is a diversified telecommunications company and RTFC borrower headquartered in St. Croix, USVI. Through its subsidiaries, ICC provides wire line local telephone service, long-distance telephone services, cable television service and/or wireless telephone service.

On June 1, 2004, RTFC filed a lawsuit in the United States District Court for the Eastern District of Virginia against ICC for failure to comply with the terms of its loan agreement with RTFC, under which RTFC is demanding the full repayment of ICC's total outstanding debt, including all principal, interest and fees. ICC has answered the complaint, denied that it is in default of the loan agreement, and asserted a counterclaim seeking the reformation of the loan agreement to conform to a 1989 settlement agreement among the Virgin Islands Public Services Commission, ICC's predecessor, and RTFC, in a manner that ICC contended would relieve it of some of the defaults alleged in the amended complaint.

ICC had been making the regular monthly debt service payments to RTFC in accordance with a stipulation agreement between the companies under which ICC may make the payments and RTFC may accept the payments without prejudice to either party's rights, defenses or claims in the pending litigation. However, ICC decided not to make the January 31, 2005 debt service payment and did not make the required payment for a secured line of credit that matured on March 20, 2005. As a result of the payment defaults, RTFC has classified all loans to ICC as non-performing and placed all loans on non-accrual status as of February 1, 2005. On March 31, 2005, ICC made a partial payment toward its outstanding loan balance with RTFC.

RTFC is the primary secured lender to ICC. RTFC's collateral for the loans includes (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC, (ii) a direct pledge of 100% of the voting stock of ICC's USVI local exchange carrier subsidiary, Virgin Islands Telephone Corporation d/b/a Innovative Telephone ("Vitelco"), (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC's other operating subsidiaries, and (iv) a personal guaranty of the loans from ICC's indirect majority shareholder and chairman.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at February 28, 2005.

Non-performing loans at February 28, 2005 and May 31, 2004 include a total of $188 million and $340 million, respectively, to VarTec Telecom, Inc. ("VarTec"). On May 31, 2004, loans to VarTec were reclassified to non-performing and put on non-accrual status as of June 1, 2004 resulting in the application of all payments received against principal.

VarTec is a telecommunications company and RTFC borrower located in Dallas, Texas. VarTec and its U.S.-based affiliates filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004 in Dallas, Texas. VarTec is continuing operations while attempting to reorganize its business and financial relationships.

RTFC agreed to provide VarTec debtor-in-possession ("DIP") financing up to $20 million, plus temporary additional revolving loans of up to $10 million. The financing available under the temporary additional revolving loans was reduced from $10 million to $2.5 million on Apri1 1, 2005. As part of the agreement, VarTec is required to sweep all cash to RTFC on a daily basis. As of January 12, 2005, the bankruptcy court approved the financing on a final basis and reserved claims against RTFC and challenges to RTFC's liens until a later date. The current deadline for assertion of any such claims and challenges is May 4, 2005. As part of the court order approving the DIP financing, VarTec is allowed to continue to make interest payments on the secured RTFC debt. RTFC anticipates that there will be a thorough investigation of its liens and claims by parties-in-interest in the VarTec bankruptcy proceedings. As of April 8, 2005, there was $8 million outstanding under the revolving DIP financing facility.

On December 17, 2004, VarTec sold its European operations, and on March 21, 2005, the court approved the sale of certain real estate in Addison, Texas, and miscellaneous personal property. The court has ordered that all net proceeds of such sales, approximately $28 million, be provisionally applied to RTFC's secured long-term debt. The application is subject to third parties' rights, if any, superior to RTFC's rights and liens, and to further court order to require the return of such funds for use as cash collateral under the Bankruptcy Code. At this time, it is unknown whether RTFC will be required to return any portion of such net sale proceeds.

Based on its analysis, the Company believes that it is adequately reserved against its exposure to VarTec at February 28, 2005.

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

At February 28, 2005 and May 31, 2004, restructured loans totaled $607 million and $618 million, respectively, $600 million and $618 million, respectively, of which related to loans outstanding to Denton County Electric Cooperative, Inc. d/b/a CoServ Electric ("CoServ"). All CoServ loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at February 28, 2005 and May 31, 2004 represented 2.9% and 2.8% of the Company's total loans and guarantees outstanding, respectively.

To date, CoServ has made all required payments under the restructured loan. Under the agreement, CoServ is scheduled to make quarterly payments to CFC through 2037. Under the agreement, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC under its restructure agreement. As of February 28, 2005, no amounts have been advanced to CoServ under this loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the restructured loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

Loan Impairment

On a quarterly basis, the Company reviews all non-performing and restructured borrowers, as well as some additional borrowers, to determine if the loans to the borrower are impaired and/or to update the impairment calculation. The Company calculates an impairment for a borrower based on the expected future cash flow or the fair value of any collateral held by the Company as security for loans to the borrower. In some cases, to estimate future cash flow, certain assumptions are required regarding, but not limited to, the following:

●	interest rates,
●	court rulings,
●	changes in collateral values,
●	changes in economic conditions in the area in which the cooperative operates, and
●	changes to the industry in which the cooperative operates.

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change. The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At February 28, 2005 and May 31, 2004, impaired loans totaled $1,270 million and $959 million, respectively. At February 28, 2005 and May 31, 2004, the Company had specifically reserved a total of $381 million and $233 million, respectively, to cover impaired loans.

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

The corporate credit committee makes recommendations to the boards of directors regarding write-offs of loan balances. Under current policy, board of director approval is required for loan write-offs. In making its recommendation to write off all or a portion of a loan balance, the corporate credit committee considers various factors including cash flow analysis and collateral securing the borrower's loans. Since inception in 1969, write-offs totaled $147 million and recoveries totaled $32 million for a net loss amount of $115 million. In the past five fiscal years and the first nine months of fiscal year 2005, write-offs totaled $51 million and recoveries totaled $15 million for a net loan loss of $36 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

	For the nine months ended		For the year ended and as of
	February 28,	February 29,	May 31,
(Dollar amounts in millions)	2005	2004	2004
Beginning balance	$574	$511	$511
Provision for loan losses	-	4	55
Change in allowance due to consolidation (1)	-	6	6
Net recoveries (write-offs)	-	2	2
Ending balance	$574	$523	$574

Loan loss allowance by segment:
CFC	$572	$521	$572
NCSC	2	2	2
Total	$574	$523	$574
As a percentage of total loans outstanding	2.98%	2.54%	2.80%
As a percentage of total non-performing loans outstanding	85.29%	29,342.10%	168.33%
As a percentage of total restructured loans outstanding	94.56%	83.97%	92.88%

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

There was no change to the balance of either the CFC or NCSC loan loss allowance at February 28, 2005 compared to May 31, 2004.

The balance of CFC's loan loss allowance at February 28, 2005 represented an increase of $51 million compared to February 29, 2004. The increase to CFC's loan loss allowance at February 28, 2005 as compared to the prior year was due to an increase in the calculated impairments of $263 million offset by a decrease of $139 million for high-risk loans and a reduction of $73 million to the allowance for all other loans. The increase to the calculated impairments was due to both an increase in the principal balance of loans classified as impaired and to an increase in the variable interest rates at February 28, 2005 as compared to the prior year. The decrease to the allowance for high-risk loans was due to a decrease in the principal balance of loans classified as high risk. The reduction to the allowance for all other loans was due to a significant reduction in the balance of loans outstanding at February 28, 2005 as compared to the prior year.

The NCSC loan loss allowance at February 28, 2005 remained consistent in comparison to February 29, 2004.

Liabilities, Minority Interest and Equity
Liabilities, minority interest and equity totaled $20,250 million at February 28, 2005, a decrease of $1,100 million or 5% from the balance of $21,350 million at May 31, 2004.

Liabilities

Total liabilities at February 28, 2005, were $19,450 million, a decrease of $1,183 million from $20,633 million at May 31, 2004. The decrease to liabilities was due to decreases in long-term debt of $1,431 million, subordinated certificates of $141 million, derivative liabilities of $60 million and deferred income of $9 million offset by increases in notes payable due in one year of $272 million, subordinated deferrable debt of $135 million and accrued interest payable of $54 million.

Notes Payable and Long-Term Debt
The following chart provides a breakout of debt outstanding.

(Dollar amounts in millions)	February 28, 2005	May 31, 2004	Increase/(Decrease)
Notes payable:
Commercial paper (1)	$3,933	$3,525	$408
Bank bid notes	100	100	-
Long-term debt with remaining maturities less than one year	2,156	2,365	(209)
Notes payable reclassified as long-term (2)	(4,650)	(4,650)	-
Foreign currency valuation account	73	-	73
Total notes payable	1,612	1,340	272
Long-term debt:
Collateral trust bonds	4,744	5,392	(648)
Long-term notes payable	92	107	(15)
Medium-term notes	5,458	6,276	(818)
Foreign currency valuation account	284	234	50
Notes payable reclassified as long-term (2)	4,650	4,650	-
Total long-term debt	15,228	16,659	(1,431)
Subordinated deferrable debt	685	550	135
Members' subordinated certificates	1,524	1,665	(141)
Total debt outstanding	$19,049	$20,214	$(1,165)

Percentage of fixed rate debt (3)	66%	70%
Percentage of variable rate debt (4)	34%	30%
Percentage of long-term debt	92%	93%
Percentage of short-term debt	8%	7%

(1) Includes $244 million and $223 million related to the daily liquidity fund at February 28, 2005 and May 31, 2004, respectively.

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

Total debt outstanding at February 28, 2005 decreased by $1,165 million as compared to May 31, 2004 due to the significant reduction to loans outstanding. The notes payable increased $272 million from May 31, 2004 to February 28, 2005 due to increases of $408 million in commercial paper and daily liquidity fund balances and $73 million in the foreign currency valuation account offset by a decrease of $209 million in long-term debt due within one year. The decrease to long-term debt of $1,431 million is primarily due to the prepayment of RTFC loans. Subordinated deferrable debt increased $135 million due to the issuance of 5.95% subordinated notes in February 2005. The decrease to subordinated certificates was due to the offset of subordinated certificates against loans outstanding for two RTFC borrowers and to certificates applied as part of the prepayment of RTFC loans.

At February 28, 2005 and May 31, 2004, the Company had a total of $1,462 million and $1,339 million, respectively, of foreign denominated debt. As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt for the current period is reported on the consolidated statements of operations as foreign currency adjustments. At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. At February 28, 2005 and May 31, 2004, the reported amount of foreign denominated debt includes a valuation adjustment of $357 million and $234 million due to changes in the value of the Euro and Australian dollar versus the U.S. dollar since the time the debt was issued.

Members' Subordinated Certificates
The following chart provides a breakout of members' subordinated certificates outstanding.

(Dollar amounts in millions)	February 28, 2005	May 31, 2004	Increase/(Decrease)
Members' subordinated certificates:
Membership certificates	$663	$650	$13
Loan certificates	712	874	(162)
Guarantee certificates	149	141	8
Total members' subordinated certificates	$1,524	$1,665	$(141)

CFC's members are required to purchase membership certificates as a condition of membership. New members are required to purchase membership certificates based on an amount calculated as a percentage of the difference between revenue and the cost of power for a period of 15 years. New members purchase the certificates over time as a percentage of the amount they borrow from CFC. CFC membership certificates typically have a maturity of 100 years and pay interest at 5%. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.

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

The decrease to members' subordinated certificates of $141 million for the nine months ended February 28, 2005 is primarily due to offsets totaling $84 million applied to RTFC loans to certain impaired and high risk borrowers and $89 million applied toward RTFC loan prepayments offset by the purchase of $32 million of new certificates.

Minority Interest

Minority interest on the consolidated balance sheets at February 28, 2005 was $19 million, a reduction of $2 million from the balance of $21 million at May 31, 2004. Minority interest represents the RTFC and NCSC members' equity. CFC does not own any interest in RTFC and NCSC, but is required to consolidate under FIN 46(R) as it is the primary beneficiary of a variable interest in RTFC and NCSC. In consolidation, the amount of equity that is owned or due to investors other than the primary beneficiary is shown as minority interest. RTFC and NCSC are determined to be variable interest entities because they are very thinly capitalized, dependent on CFC for all funding and operated by CFC under a management agreement. CFC is considered to be the primary beneficiary of variable interests in RTFC and NCSC due to a guarantee agreement, under which it is responsible for absorbing the majority of expected losses. During the nine months ended February 28, 2005 and February 29, 2004, the balance of minority interest has been adjusted by minority interest net margins, the offset of RTFC patronage capital against loans outstanding to certain impaired and high risk borrowers and the retirement of patronage capital to RTFC members in January 2005.

Equity
The following chart provides a breakout of the equity balances.

(Dollar amounts in millions)	February 28, 2005	May 31, 2004	Increase/(Decrease)
Membership fees	$1	$1	$-
Education fund	1	1	-
Members' capital reserve	131	131	-
Allocated net margin	274	352	(78)
Unallocated margin (1)	109	(2)	111
Total members' equity	516	483	33
Prior years cumulative derivative forward
value and foreign currency adjustments (2)	225	523	(298)
Current period derivative forward value (2) (3)	118	(233)	351
Current period foreign currency adjustments (2)	(86)	(65)	(21)
Total retained equity	773	708	65
Accumulated other comprehensive income (loss) (2)	8	(12)	20
Total equity	$781	$696	$85

(1) The May 31, 2004 balance includes NCSC equity which is included in consolidated equity rather than minority interest since it was in a deficit equity position at that time and therefore represented a charge to CFC.

(2) Items related to the adoption of SFAS 133 and adjustments to the value of debt denominated in foreign currencies at the reporting date.

(3) Represents total derivative forward value gain (loss) excluding NCSC derivative forward value gain of $1 million for the nine months ended February 28, 2005 and $4 million for the year ended May 31, 2004 which are included in members' equity.

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

At February 28, 2005, equity totaled $781 million, an increase of $85 million from May 31, 2004. The increase in equity includes net margin for the nine months ended February 28, 2005 of $143 million and an increase to the other comprehensive income related to derivatives of $20 million offset by CFC's retirement of $69 million of patronage capital to its members and $9 million of patronage capital offset against certain outstanding loan balances.

Contractual Obligations
The following table summarizes the contractual obligations at February 28, 2005 and the related principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding						Remaining
Instrument	Balance	2005	2006	2007	2008	2009	Years
Notes payable (1)	$6,262	$4,502	$1,760	$-	$-	$-	$-
Long-term debt (2)	10,578	-	1,846	1,702	1,087	488	5,455
Subordinated deferrable debt (3)	685	-	150	175	125	100	135
Members' subordinated certificates (4)	1,120	11	12	26	5	20	1,046
Total contractual obligations	$18,645	$4,513	$3,768	$1,903	$1,217	$608	$6,636

(1) Includes commercial paper, bank bid notes and long-term debt due in less than one year prior to reclassification of $4,650 million to long-term debt.
(2) Excludes $4,650 million reclassification from notes payable.
(3) Subordinated deferrable debt is listed at the earliest call date for each issue.

(4) Excludes loan subordinated certificates totaling $404 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $30 million. In fiscal year 2004, amortization represented 5% of amortizing loan subordinated certificates outstanding.

Off-Balance Sheet Obligations

Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment.

(Dollar amounts in millions)	February 28, 2005	May 31, 2004	Increase/ (Decrease)
Long-term tax-exempt bonds	$747	$781	$(34)
Debt portions of leveraged lease transactions	13	15	(2)
Indemnifications of tax benefit transfers	146	160	(14)
Letters of credit	203	307	(104)
Other guarantees	68	68	-
Total	$1,177	$1,331	$(154)

CFC	$1,169	$1,302	$(133)
NCSC	8	29	(21)
Total	$1,177	$1,331	$(154)

The decrease in total guarantees outstanding at February 28, 2005 compared to May 31, 2004 was due primarily to a reduction in the amount of letters of credit outstanding.

At February 28, 2005 and May 31, 2004, the Company had recorded a guarantee liability totaling $14 million and $19 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at February 28, 2005 and May 31, 2004 totaled $14 million and $19 million, respectively, based on management's estimate of the Company's exposure to losses within the guarantee portfolio. At February 28, 2005 and May 31, 2004, 99% and 98% of guarantees, respectively, were related to CFC and the remaining amounts were related to NCSC. The Company uses factors such as internal borrower risk rating, remaining maturity period, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of less than $1 million at February 28, 2005 and May 31, 2004 relates to the non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. The non-contingent obligation is estimated based on guarantee fees received for guarantees issued. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. The Company has recorded a non-contingent obligation for all new guarantees since January 1, 2003 in accordance with FIN 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS 5, 57, and 107 and rescission of FIN 34). The Company received and deferred fees of $0.4 million and $0.5 million for the nine months ended February 28, 2005 and February 29, 2004, respectively, related to new guarantees issued during the periods.

The following table summarizes the off-balance sheet obligations at February 28, 2005 and the related principal amortization and maturities by fiscal year.

(Dollar amounts in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2005	2006	2007	2008	2009	Years
Guarantees (1)	$1,177	$51	$231	$101	$85	$86	$623

(1) On a total of $699 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Unadvanced Commitments

At February 28, 2005, the Company had unadvanced commitments totaling $11,721 million, an increase of $144 million compared to the balance of $11,577 million at May 31, 2004. Unadvanced commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, it does not anticipate funding most of these commitments. Approximately 51% and 49% of the outstanding commitments at February 28, 2005 and May 31, 2004, respectively, were for short-term or line of credit loans. Substantially all above mentioned credit commitments contain material adverse change clauses, thus for a borrower to qualify for the advance of funds, the Company must be satisfied that there has been no material change since the loan was approved.

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

Ratio Analysis
Leverage Ratio

The leverage ratio is calculated by dividing total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at February 28, 2005 was 26.40, a decrease from 31.57 at May 31, 2004. The decrease in the leverage ratio is due to an increase of $85 million to total equity, a decrease of $154 million in guarantees and a decrease of $1,183 million in total liabilities, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital Resources". For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt, and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt subordinated certificates and minority interest to arrive at adjusted equity. At February 28, 2005 and May 31, 2004, the adjusted leverage ratio was 6.46 and 7.03, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation. The decrease in the adjusted leverage ratio is due to a decrease in adjusted liabilities of $1,235 million, a decrease in guarantees of $154 million and an increase in adjusted equity of $24 million. The Company will retain the flexibility to further amend its policies to retain members' investments in the Company consistent with contractual obligations and maintaining acceptable financial ratios. In addition to the adjustments made to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio

The debt to equity ratio is calculated by dividing total liabilities outstanding by total equity. The debt to equity ratio, based on this formula at February 28, 2005 was 24.89, a decrease from 29.66 at May 31, 2004. The decrease in the debt to equity ratio is due to the increase of $85 million to total equity and a decrease of $1,183 million to total liabilities, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital Resources". For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At February 28, 2005 and May 31, 2004, the adjusted debt to equity ratio was 6.03 and 6.54, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation. The decrease in the adjusted debt to equity ratio is due to a decrease of $1,235 million in adjusted liabilities and an increase of $24 million in adjusted equity.

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

Revolving Credit Agreements

At February 28, 2005 and May 31, 2004, the Company had three revolving credit agreements totaling $4,650 million which were used principally to provide liquidity support for outstanding commercial paper and the adjustable or floating/fixed rate bonds which the Company has guaranteed and of which the Company is standby purchaser. Under a three-year agreement in effect at February 28, 2005 and May 31, 2004, the Company could borrow $1,740 million. This agreement was scheduled to terminate on March 30, 2007. At February 28, 2005 and May 31, 2004, there were two 364-day agreements totaling $2,910 million. Both 364-day agreements have a revolving credit period that was scheduled to terminate on March 29, 2005 during which the Company could borrow, and such borrowings could be converted to a one-year term loan at the end of the revolving credit period.

The revolving credit agreements required the Company to achieve an average adjusted TIER over the six most recent fiscal quarters of at least 1.025 and prohibited the retirement of patronage capital unless the Company achieves an adjusted TIER of at least 1.05 as of the preceding fiscal year end. The adjusted TIER represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. The revolving credit agreements prohibit the Company from incurring senior debt in an amount in excess of ten times the sum of subordinated deferrable debt, members' subordinated certificates, minority interest and total equity. For the purpose of the revolving credit agreements, net margin, senior debt and total equity are adjusted to exclude the non-cash adjustments related to SFAS 133 and 52. Senior debt includes guarantees; however, it excludes:

●	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor's Corporation or Baa1 by Moody's Investors Service;
●	indebtedness incurred to fund RUS guaranteed loans; and
●

the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor's Corporation or a financial strength rating of Aaa by Moody's Investors Service.

Subsequent to the end of the quarter, the two 364-day revolving credit agreements in place at February 28, 2005 totaling $2,910 million were replaced on March 23, 2005 with two new agreements totaling $3,260 million. CFC entered into a new five-year agreement totaling $1,975 million and expiring on March 23, 2010. CFC also entered into a new 364-day agreement totaling $1,285 million and expiring on March 22, 2006. Any amount outstanding under the 364-day agreement may be converted to a one-year term loan at the end of the revolving credit period with a 0.125 of 1% per annum fee on the outstanding principal amount of the term loan. The facility fee for the five-year facility is 0.09 of 1% per annum based on the pricing schedules in place at March 23, 2005. The facility fee for the 364-day facility is 0.07 of 1% per annum based on the pricing schedule in place at March 23, 2005. Up-front fees of between 0.03 and 0.13 of 1% were paid to the banks based on their commitment level in each of the agreements, totaling in aggregate $3 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of 0.10 of 1% must be paid on the outstanding balance. CFC's three-year agreement totaling $1,740 million is still in effect and expires on March 31, 2007. The total committed credit available under the three current agreements was $5,000 million at March 23, 2005.

As of February 28, 2005 and May 31, 2004, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time. The new credit agreements entered into on March 23, 2005 contain the same covenants and conditions. As of February 28, 2005 and May 31, 2004, the Company's average adjusted TIER over the six most recent fiscal quarters, as defined by the agreements, was 1.14 and 1.15, respectively. As of May 31, 2004, the Company's adjusted TIER was 1.12. As of February 28, 2005 and May 31, 2004, the Company's leverage ratio, as defined by the agreements, was 6.31 and 6.87, respectively.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligation to fund under the terms of the agreements.

Based on the ability to borrow under the bank line facilities, the Company classified $4,650 million of its notes payable outstanding as long-term debt at February 28, 2005 and May 31, 2004.

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

Matched Funding Policy
The Company measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At February 28, 2005, the Company had $12,672 million of fixed rate assets amortizing or repricing, funded by $10,391 million of fixed rate liabilities maturing during the next 30 years and $1,998 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $283 million or 1.40% of total assets and 1.45% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. Variable rate assets which reprice monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes. Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans. The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at February 28, 2005.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of February 28, 2005

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$270	$3,308	$2,763	$3,616	$2,126	$589	$12,672
Total assets	$270	$3,308	$2,763	$3,616	$2,126	$589	$12,672

Liabilities and members' equity:
Long-term debt	$305	$2,815	$2,397	$3,685	$528	$661	$10,391
Subordinated certificates	13	127	79	122	927	99	1,367
Members' equity (1)	-	26	28	77	500	-	631
Total liabilities and members' equity	$318	$2,968	$2,504	$3,884	$1,955	$760	$12,389

Gap (2)	$(48)	$340	$259	$(268)	$171	$(171)	$283
Cumulative gap	$(48)	$292	$551	$283	$454	$283
Cumulative gap as a % of total assets	(0.24)%	1.44%	2.72%	1.40%	2.24%	1.40%
Cumulative gap as a % of adjusted total assets (3)	(0.25)%	1.49%	2.82%	1.45%	2.32%	1.45%
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

Derivative and Financial Instruments
At February 28, 2005 and May 31, 2004, the Company was a party to interest rate exchange agreements with a total notional amount of $13,239 million and $15,485 million, respectively. Interest rate exchange agreements are used as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk. The Company will enter into interest rate exchange agreements only with highly rated financial institutions. Interest rate exchange agreements were used to synthetically change the interest rate on $6,189 million and $7,435 million of debt used to fund long-term fixed rate loans from a variable rate to a fixed rate as of February 28, 2005 and May 31, 2004, respectively. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $7,050 million and $8,050 million of collateral trust bonds and medium-term notes as of February 28, 2005 and May 31, 2004, respectively. All derivative financial instruments were held for purposes other than trading. The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of February 28, 2005 and May 31, 2004, the Company was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,106 million related to medium-term notes denominated in foreign currencies. Cross currency and cross currency interest rate exchange agreements with a total notional amount of $824 million at February 28, 2005 and May 31, 2004 in which the Company receives Euros and pays U.S. dollars, and $282 million at February 28, 2005 and May 31, 2004 in which the Company receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, $716 million of the cross currency interest rate exchange agreements at February 28, 2005 and May 31, 2004 synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. Fixed rate loans are aggregated until the volume reaches a level that will allow an economically efficient issuance of debt. The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. Borrowers are allowed flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 52). The analysis indicates the total amount of fixed rate loans maturing or repricing by year and in aggregate that are assumed to be funded by variable rate debt. The Company 's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets excluding derivative assets. At February 28, 2005 and May 31, 2004, fixed rate loans funded by variable rate debt represented 1.40% and 1.19% of total assets, respectively, and 1.45% and 1.22% of total assets excluding derivative assets, respectively. At February 28, 2005, the Company had $283 million of excess fixed rate assets compared to fixed rate liabilities and members' equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. Variable rate debt, members' subordinated certificates and members' equity are used to fund variable rate loans. At February 28, 2005 and May 31, 2004, 34% and 32%, respectively, of loans carried variable interest rates.

The Company faces liquidity risk in the funding of its loan portfolio. The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are required to be paid down annually. On long-term loans, a variety of interest rate options are offered including the ability to fix the interest rate for terms of up to 1 year through maturity. At February 28, 2005, the Company had a total of $2,229 million of long-term debt maturing during the next twelve months. The loan portfolio is funded with a variety of debt instruments and its members' equity. The Company typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that range from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At February 28, 2005 and May 31, 2004, the Company had a total of $4,650 million in revolving credit agreements. Subsequent to the end of the quarter, on March 23, 2005, CFC increased the total of its revolving credit agreements to $5,000 million. In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. The Company's funding objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At February 28, 2005, there was a total of $2,700 million of dealer commercial paper and bank bid notes outstanding, representing 14% of total debt outstanding.

To facilitate entry into the debt markets, the Company maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 54). The Company also maintains shelf registrations with the Securities and Exchange Commission for its collateral trust bonds, medium-term notes and subordinated deferrable debt. At February 28, 2005 and May 31, 2004, the Company had effective shelf registrations totaling $2,075 million related to collateral trust bonds, $4,293 million and $4,534 million, respectively, related to medium-term notes, and $165 million and $300 million, respectively, related to subordinated deferrable debt. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. The Company also has commercial paper and medium-term note issuance programs in Europe and Australia. At February 28, 2005 and May 31, 2004, the Company had $304 million and $217 million, respectively, of commercial paper and $1,125 million and $1,035 million, respectively, of medium-term notes outstanding under the European program and $337 million and $304 million, respectively, of medium-term notes outstanding under the Australian program. As of February 28, 2005, the Company had total internal issuance authority of $1,000 million and $4,000 million related to commercial paper and medium-term notes in the European market, respectively, and $2,000 million related to medium-term notes in the Australian market.

The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings. At February 28, 2005 and May 31, 2004, the Company was a party to interest rate exchange agreements with notional amounts totaling $13,239 million and $15,485 million, respectively, and cross currency and cross currency interest rate exchange agreements with notional amounts totaling

$1,106 million. To date, the Company has not experienced a failure of a counterparty to perform as required under any of these agreements. At February 28, 2005, the Company's interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from BBB to AAA as assigned by Standard & Poor's Corporation.

Rating Triggers

The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart below). At February 28, 2005, there were rating triggers associated with $10,190 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $976 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,214 million.

At February 28, 2005, the Company's exchange agreements had a derivative fair value of $49 million, comprised of $50 million that would be due to the Company and $1 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $364 million, comprised of $408 million that would be due to the Company and $44 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

Credit Ratings

The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings. The following table presents the Company's credit ratings at February 28, 2005 and May 31, 2004.

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

Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings have the Company's ratings on stable outlook.

Member Investments
At February 28, 2005 and May 31, 2004, members provided 18.1% and 17.4%, respectively, of total assets less derivative assets as follows:

MEMBERSHIP INVESTMENTS

	February 28,	% of	May 31,	% of
(Dollar amounts in millions)	2005	Total (1)	2004	Total (1)
Commercial paper (2)	$1,227	31%	$1,196	34%
Medium-term notes	269	4%	275	4%
Members' subordinated certificates	1,524	100%	1,665	100%
Members' equity (3)	516	100%	483	100%
Total	$3,536		$3,619
Percentage of total assets	17.5%		17.0%
Percentage of total assets less derivative assets (3)	18.1%		17.4%

(1)	Represents the percentage of each line item outstanding to members.
(2)	Includes $244 million and $223 million related to the daily liquidity fund at February 28, 2005 and May 31, 2004, respectively.
(3)

See "Non-GAAP Financial Measures" for further explanation of the adjustments made to exclude the impact of derivatives and foreign currency adjustments in its financial analysis and a reconciliation of members' equity to total equity.

The total amount of member investments decreased $83 million at February 28, 2005 compared to May 31, 2004 due to decreases of $6 million in member medium-term notes and $141 million in members' subordinated certificates offset by increases of $33 million in members' equity and $31 million in member commercial paper.

Financial and Industry Outlook

Loan Growth
The Company expects that the balance of the loan portfolio will decline through May 31, 2005 due to prepayments of RTFC loans. For its fiscal year ending September 30, 2005, the amount of funding authorized for RUS direct lending and loan guarantees is $1.2 billion and $2.1 billion, respectively. Loans from the Federal Financing Bank ("FFB"), a division of the U.S. Treasury Department, with an RUS guarantee represent a lower cost option for rural electric utilities compared to CFC. The Company anticipates that the majority of its loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems. The Company anticipates that the RTFC loan balance will continue to decline due to long-term loan amortization, borrower recapitalization and lower levels of capital expenditure requirements and asset acquisitions in the rural telecommunications marketplace.

Liquidity
At February 28, 2005, the Company had $4,033 million of commercial paper, daily liquidity fund and bank bid notes and $2,229 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. Members held commercial paper (including the daily liquidity fund) totaling $1,227 million or approximately 31% of the total commercial paper outstanding at February 28, 2005. Commercial paper issued through dealers and bank bid notes represented 14% of total debt outstanding at February 28, 2005. During the next twelve months, the Company plans to refinance the $2,229 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes and collateral trust bonds. At February 28, 2005, the Company had effective registration statements covering $2,075 million of collateral trust bonds, $4,293 million of medium-term notes and $165 million of subordinated deferrable debt. The Company may increase the use of commercial paper in the funding of loans in fiscal year 2005, although it will plan to maintain the balance within the limit described above. In addition, the Company limits the amount of commercial paper issued to the amount of back-up liquidity provided by its revolving credit agreements so that there is 100% coverage of outstanding commercial paper. The Company has Board authorization to issue up to $1,000 million of commercial paper and $4,000 million of medium-term notes in the European market and $2,000 million of medium-term notes in the Australian market.

In October 2004, RUS finalized the regulations for the Rural Electric Development Loan and Guarantee (REDLG) program. Under this program, not-for-profit cooperative lenders that have made concurrent loans with the RUS would be eligible to borrow funds from the FFB and the RUS will provide a guarantee of the lender's note to the FFB. The Company submitted an application for $1 billion of loans under the REDLG program on November 29, 2004. The Company may be eligible to borrow up to approximately $3 billion, an amount equal to the balance of loans it has issued concurrent to RUS loans.

Equity Retention

At February 28, 2005, the Company reported total equity of $781 million, an increase of $85 million from $696 million reported at May 31, 2004. Under GAAP, the Company's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements and the impact of future expected currency exchange rates on its currency exchange agreements. It is difficult to predict the future changes in the Company's reported GAAP equity, due to the uncertainty of the movement in future interest and currency exchange rates. In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of SFAS 133 and 52.

The Company believes the adjusted equity balance as reported in the non-GAAP financial measure section of this report will continue to increase. CFC has established a members' capital reserve to which a portion of adjusted net margin may be allocated each year. The balance of the members' capital reserve was $131 million at February 28, 2005. The adjusted equity total typically declines slightly in the first quarter as a result of the retirement of patronage capital to its members. Then over the remaining three quarters of the year the accumulated adjusted net margin for the period is typically sufficient to increase the adjusted equity level to a level greater than the prior year end. The same condition may or may not be true for the GAAP reported equity, which will depend on the impact of future expected changes to interest and currency exchange rates on the fair value of interest rate and currency exchange agreements. See "Non-GAAP Financial Measures" for further explanation of the adjustments made to exclude the non-cash impacts of SFAS 133 and 52 and for a reconciliation of the non-GAAP measures to the applicable GAAP measures.

Adjusted Gross Margin
It is anticipated that the adjusted gross margin of 91 basis points for the nine months ended February 28, 2005 will remain stable or decline slightly through the final three months of fiscal year 2005. The adjusted gross margin for the nine months ended February 28, 2005 excluding the net gain of $14 million as a result of RTFC loan prepayments and swap terminations was 82 basis points compared to 104 basis points for the prior year period. The factors contributing to the lower gross margin spread for the nine months ended February 28, 2005 include a total of $1,273 million of loans on non-accrual status, competition from other lenders and a reduction of over $1 billion to RTFC loans outstanding. A reduction to the amount of loans on non-accrual status would result in an increase to the gross margin spread earned on the loan portfolio. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to gross margin and TIER.

Adjusted Leverage and Adjusted Debt to Equity Ratios
The Company expects the ratios at May 31, 2005 to be slightly lower than at February 28, 2005 due to an expected increase to members' equity. The Company expects that adjusted net margins earned for fiscal year 2005 will offset the reduction to members' equity in the first quarter due to the retirement of allocated net margins. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to net margins.

Loan Impairment
When the Company's variable interest rates increase, the calculated impairment on certain loans will increase and when the Company's variable interest rates decrease, the calculated impairment will decrease. The calculated impairment represents an opportunity cost, as it is a comparison of the yield that would have been earned on the original loan versus the expected yield on the restructured loan. The Company will have to adjust the specific reserve it holds for impaired loans based on changes to its variable interest rates, which could impact the balance of the loan loss allowance and the consolidated statements of operations through an increased provision for loan losses or as an increase to income through the recapture of amounts previously included in the provision for loan losses. The Company expects that interest rates may increase in the near term resulting in an increase to calculated impairments. As the Company's interest rates increase, its operating income and gross margin will increase giving it the financial flexibility to provide for additions to the loan loss allowance to cover increased loan impairments. At this time, an increase of 25 basis points to the Company's variable interest rates results in an increase of $10 million to the calculated impairment.

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

VarTec and ICC

The Company is currently in litigation related to the collection of amounts due from RTFC borrowers VarTec and ICC. While the Company believes it has valid claims against and is the primary secured creditor to both borrowers, there is always some level of uncertainty associated with litigation. The court approved the DIP financing plan for VarTec, which will result in additional amounts being lent to VarTec and in VarTec making the required debt service payments to RTFC while it is in bankruptcy. It is expected that the VarTec loan will remain on non-accrual status with respect to the recognition of interest income. The ICC litigation is expected to last for the next 12 to 18 months. As a result of the recent missed payments, RTFC has placed ICC on non-accrual status as of February 1, 2005. Subsequent to the end of the quarter, on March 20, 2005, RTFC also placed Vitelco, ICC's wireline telephone subsidiary, on non-accrual status, also due to missed payments. The Company will continue to adjust the loan loss allowance held for both VarTec and ICC based on the most current information available.

Credit Concentration
The Company plans to strictly monitor the amount of loans extended to its largest borrowers to manage its credit concentration downward.

Loan Loss Allowance
At this time it is difficult to estimate the total amount of loans that will be written off during fiscal year 2005. Due to the consolidation with NCSC, there are write-offs and recoveries taken each quarter related to NCSC's consumer loan program. These amounts are relatively minor and have historically been less than $1 million per quarter. The Company believes that the current loan loss allowance of $574 million is sufficient to cover its exposure based on the information currently available. As discussed above, there currently is litigation related to the collection of two RTFC loans. In all cases involving litigation, there is always some level of uncertainty associated with the litigation. During the final three months of fiscal year 2005, the Company will continue to evaluate all problem borrowers and adjust the reserve based on the most current information available.

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

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
(Dollar amounts in thousands)	2005	2004	2005	2004

Cost of funds	$(228,140)	$(225,475)	$(683,321)	$(685,105)
Adjusted to include: Derivative cash settlements	26,828	27,160	40,712	83,728
Adjusted cost of funds	$(201,312)	$(198,315)	$(642,609)	$(601,377)

Gross margin	$23,185	$21,399	$96,433	$73,581
Adjusted to include: Derivative cash settlements	26,828	27,160	40,712	83,728
Adjusted gross margin	$50,013	$48,559	$137,145	$157,309

Operating margin (loss)	$7,809	$96,188	$147,419	$(60,262)
Adjusted to exclude: Derivative forward value	28,056	(113,629)	(118,590)	71,954
Foreign currency adjustments	6,488	56,888	85,560	105,465
Adjusted operating margin	$42,353	$39,447	$114,389	$117,157

Margin (loss) prior to cumulative
effect of change in accounting principle	$6,450	95,146	143,355	(64,545)
Adjusted to include: Minority interest net margin	768	432	2,630	1,651
Adjusted to exclude: Derivative forward value	28,056	(113,629)	(118,590)	71,954
Foreign currency adjustments	6,488	56,888	85,560	105,465
Adjusted net margin	$41,762	$38,837	$112,955	$114,525

TIER using GAAP financial measures is calculated as follows:

Cost of funds + net margin prior to cumulative
TIER =	effect of change in accounting principle
Cost of funds

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted cost of funds + adjusted net margin
Adjusted cost of funds

The following chart provides the calculations for TIER and adjusted TIER.

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
TIER (1)	1.03	1.42	1.21	-
Adjusted TIER	1.21	1.20	1.18	1.19

(1) For the nine months ended February 29, 2004, earnings prior to the cumulative effect of change in accounting principle were insufficient to cover fixed charges by $64 million.

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

(Dollar amounts in thousands)	February 28, 2005	May 31, 2004
Liabilities	$19,449,672	$20,632,673
Less:
Derivative liabilities	(69,621)	(129,915)
Foreign currency valuation account	(356,475)	(233,990)
Debt used to fund loans guaranteed by RUS	(259,336)	(263,392)
Subordinated deferrable debt	(685,000)	(550,000)
Subordinated certificates	(1,523,730)	(1,665,158)
Adjusted liabilities	$16,555,510	$17,790,218

Total equity	$781,353	$695,734
Less:
Prior years cumulative derivative forward value and
foreign currency adjustments	(224,716)	(523,223)
Current period derivative forward value (1)	(118,009)	233,197
Current period foreign currency adjustments	85,560	65,310
Accumulated other comprehensive loss	(8,085)	12,108
Subtotal members' equity	516,103	483,126
Plus:
Subordinated certificates	1,523,730	1,665,158
Subordinated deferrable debt	685,000	550,000
Minority interest	18,898	21,165
Adjusted equity	$2,743,731	$2,719,449

Guarantees	$1,176,939	$1,331,299

(1) Represents total derivative forward value gain (loss) excluding NCSC derivative forward value gain of $1 million for the nine months ended February 28, 2005 and $4 million for the year ended May 31, 2004 which are included in members' equity.

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

February 28, 2005	May 31, 2004
Leverage ratio	26.40	31.57
Adjusted leverage ratio	6.46	7.03

Debt to equity ratio	24.89	29.66
Adjusted debt to equity ratio	6.03	6.54

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion on pages 52 to 54.

Item 4.	Controls and Procedures

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

There have been no significant changes in the Company's internal controls over financial reporting or other factors that could significantly affect internal controls over financial reporting subsequent to the date we performed our evaluation.

PART II.	OTHER INFORMATION

Item 6.	Exhibits

	3.2 -	Amended Bylaws as approved by CFC's board of directors and members on March 1, 2005.

	4.4 -	Revolving Credit Agreement dated as of March 23, 2005 for $1,975,000,000 maturing on March 23, 2010.

	4.5 -	Revolving Credit Agreement dated as of March 23, 2005 for $1,285,000,000 maturing on March 22, 2006.

	31.1 -	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2 -	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1 -	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2 -	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

April 14, 2005

