Form 10-K
period 2005-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2005-08-24
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2005

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-7102

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DISTRICT OF COLUMBIA
(State or other jurisdiction of incorporation or organization)

52-0891669
(I.R.S. Employer Identification Number)

2201 COOPERATIVE WAY, HERNDON, VA 20171
(Address of principal executive offices)
(Registrant's telecommunications number, including area code, is 703-709-6700)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on		exchange on
Title of each class	which listed	Title of each class	which listed
6.65% Collateral Trust Bonds, due 2005	NYSE	7.35% Collateral Trust Bonds, due 2026	NYSE
7.30% Collateral Trust Bonds, due 2006	NYSE	6.75% Subordinated Notes, due 2043	NYSE
6.20% Collateral Trust Bonds, due 2008	NYSE	6.10% Subordinated Notes, due 2044	NYSE
5.75% Collateral Trust Bonds, due 2008	NYSE	5.95% Subordinated Notes, due 2045	NYSE
5.70% Collateral Trust Bonds, due 2010	NYSE	7.625% Quarterly Income Capital Securities, due 2050	NYSE
7.20% Collateral Trust Bonds, due 2015	NYSE	7.40% Quarterly Income Capital Securities, due 2050	NYSE
6.55% Collateral Trust Bonds, due 2018	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X .

The Registrant has no stock.

PART I

Item 1.	Business.

General

National Rural Utilities Cooperative Finance Corporation ("CFC" or "the Company") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. CFC is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code. CFC is a not-for-profit member-owned finance cooperative, thus its objective is not to maximize its net margins, but to offer its members the lowest cost financial products and services consistent with sound financial management. CFC's internet address is www.nrucfc.coop, where under "Investors," you can find copies of this annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, all of which CFC makes available as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. Information posted on CFC's website is not incorporated by reference into this Form 10-K.

Rural Telephone Finance Cooperative ("RTFC") is a private cooperative association incorporated in the District of Columbia and was created for the purposes of providing and arranging financing for its rural telecommunications members and their affiliates. Effective June 1, 2003, RTFC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. CFC is the sole lender and provides management services to RTFC through a long-term management agreement. Under a guarantee agreement, CFC has agreed to reimburse RTFC for loan losses. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code. RTFC pays income tax based on its net margins, excluding net margins allocated to its members.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private cooperative association. NCSC provides financing to the for-profit and non-profit entities that are owned, operated or controlled by, or provide substantial benefit to, members of CFC. NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. Effective June 1, 2003, NCSC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. CFC is the primary source of funding and provides management services to NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party. Under a guarantee agreement effective June 1, 2003, CFC has agreed to reimburse NCSC for losses on loans, excluding the consumer loan program. NCSC is headquartered with CFC in Herndon, Virginia. NCSC is a taxable corporation. NCSC pays income tax annually based on its net margins for the period.

Unless stated otherwise, references to the Company relate to the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC and created to hold foreclosed assets.

Members
The Company's consolidated membership was 1,546 as of May 31, 2005 including 899 utility members, the majority of which are consumer-owned electric cooperatives, 508 telecommunications members, 70 service members and 69 associates in 49 states, the District of Columbia and three U.S. territories. The utility members included 828 distribution systems and 71 generation and transmission ("power supply") systems. Memberships between CFC, RTFC and NCSC have been eliminated in consolidation.

CFC currently has four classes of electric members:
*	Class A - cooperative or not-for-profit distribution systems;
*	Class B - cooperative or not-for-profit power supply systems;
*	Class C - statewide and regional associations which are wholly-owned or controlled by Class A or Class B members; and
*	Class D - national associations of cooperatives.

In addition to its members, CFC has 69 associates that are not-for-profit groups or entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide non-electric services primarily for the benefit of ultimate consumers. Associates are not entitled to vote at any meeting of the members and are not eligible to be represented on CFC's board of directors. All references to members within this document include members and associates.

Membership in RTFC is limited to commercial (for-profit) or cooperative (not-for-profit) telecommunications systems that receive or are eligible to receive loans or other assistance from RUS, and that are engaged (or plan to be engaged) in providing telecommunication services to ultimate users.

Membership in NCSC is limited to CFC and organizations that are class A members of CFC or are eligible to be class A members of CFC.

In many cases, the residential and commercial customers of CFC's electric members are also the customers of RTFC's telecommunications members, as the service territories of the electric and telecommunications members overlap in many of the rural areas of the United States.

Set forth below is a table showing by state or U.S. territory the total number of CFC, RTFC and NCSC members, the percentage of total loans and the percentage of total loans and guarantees outstanding at May 31, 2005.

	Number		Loan and		Number		Loan and
	of	Loan	Guarantee		of	Loan	Guarantee
State/Territory	Members	%	%	State/Territory	Members	%	%
Alabama	30	1.91%	1.91%	Missouri	65	3.50%	3.81%
Alaska	29	1.74%	1.66%	Montana	40	0.87%	0.82%
American Samoa	1	0.02%	0.01%	Nebraska	40	0.08%	0.08%
Arizona	24	0.87%	1.05%	Nevada	6	0.75%	0.70%
Arkansas	28	2.93%	2.86%	New Hampshire	5	0.94%	0.94%
California	11	0.11%	0.10%	New Jersey	1	0.10%	0.10%
Colorado	40	4.60%	4.62%	New Mexico	26	0.18%	0.17%
Connecticut	2	1.05%	0.99%	New York	13	0.10%	0.10%
Delaware	1	0.10%	0.10%	North Carolina	44	5.40%	5.59%
District of Columbia	5	0.14%	0.28%	North Dakota	35	0.43%	0.41%
Florida	19	3.36%	3.70%	Ohio	42	2.19%	2.07%
Georgia	67	8.30%	7.82%	Oklahoma	50	2.60%	2.47%
Guam	1	-	-	Oregon	39	1.66%	1.68%
Hawaii	1	0.04%	0.04%	Pennsylvania	26	1.40%	1.43%
Idaho	17	0.90%	0.85%	South Carolina	38	2.77%	2.61%
Illinois	52	2.86%	2.70%	South Dakota	48	0.91%	0.86%
Indiana	53	1.97%	2.33%	Tennessee	30	0.66%	0.63%
Iowa	119	2.59%	2.47%	Texas	113	15.31%	15.14%
Kansas	50	2.84%	2.86%	Utah	11	2.89%	2.92%
Kentucky	33	2.40%	2.92%	Vermont	8	0.46%	0.44%
Louisiana	17	1.78%	1.70%	Virgin Islands	1	2.53%	2.38%
Maine	6	0.07%	0.06%	Virginia	27	1.15%	1.10%
Maryland	2	0.89%	0.84%	Washington	18	0.52%	0.49%
Massachusetts	2	-	-	West Virginia	4	0.04%	0.04%
Michigan	26	1.59%	1.51%	Wisconsin	62	1.79%	1.69%
Minnesota	77	4.72%	4.88%	Wyoming	15	0.74%	0.74%
Mississippi	26	2.25%	2.33%	Total	1,546	100.00%	100.00%

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

Power Supply Systems

Power supply systems are utilities that purchase or generate electric power and provide it on a wholesale basis to distribution systems for delivery to the ultimate retail consumer. Of the 60 operating power supply systems financed in whole or in part by RUS or CFC at December 31, 2004, 59 were cooperatives owned directly or indirectly by groups of distribution systems and one was government owned. Of this number, 34 had generating capacity of at least 100 megawatts, 7 had less than 100 megawatts of generating capacity and 18 had no generating capacity. The systems with no generating capacity generally operated transmission lines to supply certain distribution systems. Certain other power supply systems have been formed but do not yet own generating or transmission facilities.

Service Organizations and Associate Systems

Service organizations include the National Rural Electric Cooperative Association ("NRECA"), statewide and regional cooperative associations. NRECA represents cooperatives nationally. The statewide cooperative associations represent the cooperatives within a state.

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

Independent rural telecommunications companies provide service throughout many of the rural areas of the United States. These companies, which number approximately 1,300, are called independent because they are not affiliated with the regional Bell operating companies ("RBOCs"). Included in the total are approximately 250 not-for-profit cooperative telecommunications companies. The majority of these independent rural telecommunications companies are family-owned or privately-held commercial companies. However, 24 of these commercial companies are publicly traded or issue bonds publicly.

Rural telecommunications companies (including all local exchange carriers ("LECs") other than RBOCs, Cincinnati Bell and Sprint) comprise a relatively small sector (less than 15%) of a local exchange telecommunications industry that provides service to over 170 million access lines. These rural companies range in size from fewer than 100 customers to more than 1,000,000. Rural telecommunications companies' annual operating revenues range from less than $100,000 to over $2 billion. In addition to basic local exchange and access telecommunications service, most independents offer other communications services including wireless telephone, cable television and internet access. Most rural telecommunications companies' networks incorporate digital switching, fiber optics and other advanced technologies.

Loan Programs

Set forth below is a table showing loans outstanding to borrowers at May 31, 2005, 2004 and 2003 and the weighted average interest rates thereon and loans committed but unadvanced to borrowers at May 31, 2005.

	Loans outstanding and weighted average interest rates						Unadvanced
	thereon at May 31,						Commitments at
(Dollar amounts in thousands)	2005		2004		2003		May 31, 2005 (1)
Total by loan type:
Long-term fixed rate loans	$12,724,758	5.52%	$13,639,947	5.69%	$12,219,710	6.12%	$-
Long-term variable rate loans	4,961,397	4.47%	5,448,223	2.81%	5,806,230	3.65%	5,537,121
Loans guaranteed by RUS	258,493	5.16%	263,392	4.60%	266,857	4.71%	8,491
lntermediate-term loans	10,328	5.91%	55,405	2.85%	84,010	4.04%	25,714
Line of credit loans	1,017,092	4.75%	1,081,556	2.26%	1,107,534	3.98%	6,122,693
Total loans	18,972,068	5.19%	20,488,523	4.72%	19,484,341	5.23%	11,694,019
Less: allowance for loan losses	(589,749)		(573,939)		(511,463)		-
Net loans	$18,382,319		$19,914,584		18,972,878		$11,694,019

Total by segment:
CFC:
Distribution	$12,728,866	5.05%	$12,536,255	4.29%	$11,410,592	4.69%	$8,821,217
Power supply	2,640,787	5.72%	2,684,652	4.94%	2,701,094	5.03%	2,059,350
Statewide and associate	135,513	5.58%	134,677	3.56%	430,015	4.32%	124,539
CFC total	15,505,166	5.17%	15,355,584	4.40%	14,541,701	4.74%	11,005,106
RTFC	2,992,192	5.21%	4,643,008	5.83%	4,942,640	6.68%	518,514
NCSC	474,710	5.96%	489,931	4.40%	-	-	170,399
Total	$18,972,068	5.19%	$20,488,523	4.72%	$19,484,341	5.23%	$11,694,019
_______________________

(1) Unadvanced commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced. Additional information may be required to assure that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the supporting documents. Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. As the interest rate on unadvanced commitments is not set, long-term unadvanced commitments have been classified in this chart as variable rate unadvanced commitments. However, once the loan contracts are executed and funds are advanced, the commitments could be at either a fixed or a variable rate.

The following table summarizes non-performing and restructured loans outstanding by loan program and by segment at May 31:

	Loans outstanding and weighted average interest rates
(Dollar amounts in thousands)	thereon at May 31,
Non-performing loans:	2005		2004		2003
RTFC:
Long-term fixed rate loans	$213,092	-	$-	-	$-	-
Long-term variable rate loans	353,480	-	159,328	-	-	-
Line of credit loans	49,777	-	181,110	-	-	-
Total RTFC loans	616,349	-	340,438	-	-	-
NCSC:
Long-term fixed rate loans	277	-	789	-	-	-
Total non-performing loans	$616,626	-	$341,227	-	$-	-

Restructured loans:
CFC:
Long-term variable rate loans	$593,584	-	$617,808	-	$629,406	-
RTFC:
Long-term fixed rate loans	7,342	6.65%	-	-	-	-
Total restructured loans	$600,926	0.08%	$617,808	-	$629,406	-

Total loans outstanding, by state or U.S. territory, are summarized below:

(Dollar amounts in thousands)	May 31,				May 31,
State/Territory	2005	2004	2003	State/Territory	2005	2004	2003
Alabama	$362,305	$373,978	$293,524	Montana	$164,715	$179,570	$218,378
Alaska	330,827	370,528	312,080	Nebraska	15,635	14,975	13,421
American Samoa	2,765	1,859	2,850	Nevada	141,571	147,868	90,817
Arizona	165,664	201,548	149,310	New Hampshire	178,740	188,960	204,835
Arkansas	555,055	552,971	520,305	New Jersey	19,438	19,576	19,415
California	20,894	28,270	23,497	New Mexico	34,223	37,476	40,061
Colorado	873,413	929,822	957,814	New York	19,621	20,270	16,640
Connecticut	200,000	200,100	200,000	North Carolina	1,024,134	988,101	927,217
Delaware	19,809	21,093	14,812	North Dakota	81,977	85,749	75,435
District of Columbia	25,526	22,522	298,272	Ohio	415,227	407,850	380,468
Florida	636,792	612,222	475,802	Oklahoma	492,462	482,824	476,736
Georgia	1,573,770	1,555,763	1,538,946	Oregon	314,137	310,736	285,024
Hawaii	7,834	41,120	-	Pennsylvania	265,930	284,644	182,996
Idaho	170,820	175,827	168,971	South Carolina	525,285	576,822	536,437
Illinois	543,196	589,870	613,838	South Dakota	173,074	180,518	156,218
Indiana	373,185	354,512	326,827	Tennessee	125,688	117,857	104,722
Iowa	492,095	1,090,224	1,117,138	Texas	2,904,185	3,545,604	3,461,097
Kansas	539,392	542,033	303,378	Utah	547,288	558,692	571,703
Kentucky	454,976	445,341	289,375	Vermont	87,595	84,510	63,604
Louisiana	337,741	323,035	283,669	Virgin Islands	479,196	552,674	623,037
Maine	12,954	39,159	40,047	Virginia	218,801	311,534	241,157
Maryland	169,581	152,872	102,886	Washington	99,562	93,258	87,893
Massachussetts	-	100	-	West Virginia	8,171	5,797	3,959
Michigan	301,822	286,345	277,150	Wisconsin	339,207	334,039	303,562
Minnesota	895,976	952,984	853,159	Wyoming	139,618	148,814	142,981
Mississippi	426,895	313,904	474,288	Total	$18,972,068	$20,488,523	$19,484,341
Missouri	663,301	631,803	618,590

The Company's loan portfolio is widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and the U.S. Virgin Islands. At May 31, 2005, 2004 and 2003, loans outstanding to borrowers located in any one state or territory did not exceed 16%, 18% and 18%, respectively, of total loans outstanding.

Interest Rates on Loans

CFC's goal as a not-for-profit cooperatively-owned finance company is to set rates at levels that will provide its members with the lowest cost financing while maintaining sound financial results as required to obtain high credit ratings on its debt instruments. CFC sets its interest rates primarily based on its cost of funding, as well as general and administrative expenses, the loan loss allowance and a reasonable net margin. Various discounts, which reduce the stated interest rates, are available to borrowers meeting certain criteria related to business type, performance, volume and whether they borrow exclusively from CFC. See Note 2 to the consolidated and combined financial statements for the weighted average interest rates earned on all loans outstanding during the fiscal years ended May 31, 2005, 2004 and 2003.

CFC Loan Programs
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

To be eligible for long-term loan advances, distribution systems must maintain an average modified debt service coverage ratio ("MDSC"), as defined in the loan agreement, of 1.35 or greater. The distribution systems must also be in good standing with CFC and their states of incorporation, supply evidence of proper corporate authority, deliver to CFC annual audited financial statements and an annual compliance certificate and be in compliance with all other terms of the loan agreement. Generally, the minimum eligibility requirements for power supply systems are an average times interest earned ratio ("TIER") and MDSC, as described in the loan agreement, of 1.0 or greater. CFC has in the past and may in the future make long-term loans to distribution and power supply systems that do not meet the minimum lending criteria. During the five years ended May 31, 2005, 6% of the dollar amount of long-term loans approved was to borrowers that did not meet the minimum lending criteria.

Line of Credit Loans

Line of credit loans are generally advanced only at a variable interest rate. The line of credit variable interest rate is set on the first business day of each month. The principal amount of line of credit loans with maturities of greater than one year generally must be paid down to a zero outstanding principal balance for five consecutive days during each 12-month period.

To be eligible for a line of credit loan, distribution and power supply borrowers must be in good standing with CFC and demonstrate their ability to repay the loan.

RTFC Loan Programs

The RTFC loan portfolio is concentrated in the rural local exchange carrier ("RLEC") segment of the telecommunications market. The two principal barriers to entry for potential competitors are the low population density of the RLEC service territories and the high quality of service customers receive from the incumbent RLECs. These services are generally delivered over networks that include fiber optic cable and digital switching.

The businesses to which the remaining RTFC loans have been made are generally supporting the operations of the RLECs and are owned, operated or controlled by RLECs. Many such loans are supported by payment guarantees from the sponsoring RLECs.

Long-Term Loans

RTFC makes long-term loans to rural telecommunications companies and their affiliates for the acquisition, construction or upgrade of wireline telecommunications systems, wireless telecommunications systems, fiber optic networks, cable television systems and other corporate purposes. Long-term loans are generally for periods of up to 15 years. Loans may be advanced at a fixed or variable interest rate. Fixed rates are generally available for periods from one year to 15 years. Upon the expiration of the selected fixed interest rate term, the borrower must select another fixed rate term for a period that does not exceed the remaining loan maturity or select the variable rate. Long-term fixed rates for telecommunications loans are set daily and the long-term variable rate is set on the first business day of each month. The fixed rate on a loan is determined on the day the loan is advanced or converted to a fixed rate based on the term selected. A borrower may divide its loan into various tranches. The borrower then has the option of selecting a fixed or variable interest rate for each tranche.

To borrow from RTFC, a wireline telecommunications system generally must be able to demonstrate the ability to achieve and maintain an annual debt service coverage ratio ("DSC") and an annual TIER of 1.25 and 1.50, respectively. To borrow from RTFC, a cable television system, fiber optic network or wireless telecommunications system generally must be able to demonstrate the ability to achieve and maintain an annual DSC of 1.25. Loans made to start-up ventures using emerging technologies are evaluated based on the quality of the business plan and the level and quality of credit support from established companies. Based on the business plan, specific covenants are developed for each transaction which require performance at levels deemed sufficient to repay the RTFC obligations under the approved terms.

Intermediate-Term Loans and Line of Credit Loans

RTFC provides intermediate-term equipment financing to telecommunications borrowers for periods up to five years. These loans are provided on an unsecured basis and are used to finance the purchase and installation of central office equipment, support assets and other communications equipment. Intermediate-term equipment financing loans are generally made to operating telecommunications companies with an equity level of at least 25% of total assets and which have achieved a DSC ratio for each of the previous two calendar years of at least 1.75.

RTFC also provides line of credit loans to telecommunications systems for periods of up to five years. These line of credit loans are typically in the form of a revolving line of credit, which generally requires the borrower to pay off the principal balance for five consecutive business days at least once during each 12-month period. These line of credit loans may be provided on a secured or unsecured basis and are designed primarily to assist borrowers with liquidity and cash management.

Interim financing line of credit loans are also made available to RTFC members that have a loan application pending with RUS and/or Rural Telephone Bank ("RTB"), an instrumentality of the United States government that provides supplemental financing to RUS borrowers and is managed by RUS, and have received approval from RUS or RTB to obtain interim financing. These loans are for terms up to 24 months and the borrower must repay the RTFC loan with advances from the RUS/RTB long-term loans.

NCSC Loan Programs

NCSC makes long-term and short-term loans to organizations affiliated with its members. Loans may be secured or unsecured. The loans to the affiliated organizations may have a guarantee of repayment to NCSC from the CFC class A cooperative with which it is affiliated.

Lease and General Loan Program

NCSC provides financing for the purchase, by a third party, of a member's assets in a sale/leaseback transaction. Collateral for these loans consists of a mortgage on the leased asset, generally a utility plant and/or related equipment. Repayment of principal and interest is funded using lease income collected by the purchaser.

Associate Member Loan Program

NCSC provides financing to for-profit affiliated corporations of cooperatives for economic and community development purposes. Collateral for these loans consists of a first mortgage lien on the assets of the associate member and/or project. These loans are also generally guaranteed by the sponsoring cooperative.

EC Program

Prior to January 2001, NCSC provided consumer loan financing through the EC Home Improvement ("ECHI") program. NCSC lent to consumers who use contractors enrolled in the program by sponsoring electric cooperatives. ECHI loans financed the services provided by contractors to consumers who may or may not be members of the sponsoring electric cooperative. ECHI loans are unsecured. Effective January 5, 2001, NCSC ceased originating ECHI loans. All ECHI loans made after January 5, 2001 have been funded by third party banks.

RUS Guaranteed Loans for Rural Electric Systems

The level of authority for RUS electric program loan guarantees for the fiscal year ending September 30, 2005 is $2.0 billion for RUS guarantees of loans made by the Federal Financing Bank ("FFB"), and $100 million for RUS guarantees of private loans, including loans made by CFC. For the fiscal year ending on September 30, 2006, the House of Representatives has provided for the same levels as for the current fiscal year, however, the Senate Appropriations Committee has provided for a higher level of $2.7 billion for RUS guarantees of FFB loans and $100 million for RUS guarantees of private loans. Differences between the House and Senate are resolved during the appropriations process. CFC may participate as an eligible lender in the RUS loan guarantee program under the terms and conditions of a master loan guarantee and servicing agreement between RUS and CFC. Under this agreement, CFC may make long-term secured loans to eligible members for periods of up to 35 years, at fixed or variable rates established by CFC. RUS guarantees the principal and interest payments on the notes evidencing such loans. At May 31, 2005, CFC had $218 million of loans outstanding under this program. In addition, at May 31, 2005, CFC was holding certificates totaling $40 million representing interests in trusts holding RUS guaranteed loans.

Conversion of Loans

A borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee. A borrower may convert a fixed rate to another fixed rate or a variable rate at any time, subject to a fee in most instances. The fee on the conversion of a fixed interest rate to a variable interest rate is 25 basis points of the outstanding loan amount plus a make-whole premium, if applicable, per current loan policies.

Prepayment of Loans

Borrowers may prepay long-term loans at any time, subject to the payment of a prepayment fee of 33 to 50 basis points and a make-whole premium, if applicable. Line of credit loans may be repaid at any time without a premium, provided the loan has a variable interest rate.

Loan Security

Except when providing lines of credit and intermediate-term loans, the Company typically lends to its members on a senior secured basis. Long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit.

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment.

(Dollar amounts in thousands)	At May 31, 2005				At May 31, 2004
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$ 12,293,054	97%	$ 431,704	3%	$ 13,290,756	97%	$ 349,191	3%
Long-term variable rate loans	4,701,660	95%	259,737	5%	5,191,421	95%	256,802	5%
Loans guaranteed by RUS	258,493	100%	-	-	263,392	100%	-	-
lntermediate-term loans	1,235	12%	9,093	88%	5,015	9%	50,390	91%
Line of credit loans	201,466	20%	815,626	80%	299,250	28%	782,306	72%
Total loans	$ 17,455,908	92%	$ 1,516,160	8%	$ 19,049,834	93%	$ 1,438,689	7%

(Dollar amounts in thousands)	At May 31, 2005				At May 31, 2004
Total by Segment:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
CFC	$14,316,925	92%	$1,188,241	8%	$14,202,369	92%	$1,153,215	8%
RTFC	2,747,845	92%	244,347	8%	4,384,412	94%	258,596	6%
NCSC	391,138	82%	83,572	18%	463,053	95%	26,878	5%
Total loans	$17,455,908	92%	$1,516,160	8%	$19,049,834	93%	$1,438,689	7%

Guarantee Programs

The Company uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments. The following chart provides a breakout of guarantees outstanding by type.

	May 31,
(Dollar amounts in thousands)	2005	2004	2003
Long-term tax-exempt bonds	$738,385	$780,940	$899,420
Debt portions of leveraged lease transactions	12,285	14,838	34,105
Indemnifications of tax benefit transfers	141,996	159,745	184,605
Letters of credit	196,597	307,518	314,114
Other guarantees	68,489	68,258	471,312
Total	$1,157,752	$1,331,299	$1,903,556

Guarantees of Long-Term Tax-Exempt Bonds

The Company has guaranteed debt issued in connection with the construction or acquisition by its members of pollution control, solid waste disposal, industrial development and electric distribution facilities. Governmental authorities issue such debt and the interest thereon is exempt from federal taxation. The proceeds of the offering are made available to the member system, which in turn is obligated to pay the governmental authority amounts sufficient to service the debt. The debt, which is guaranteed by the Company, may include short- and long-term obligations.

In the event of a default by a system for non-payment of debt service, the Company is obligated to pay, after available debt service reserve funds have been exhausted, scheduled debt service under its guarantee. The bond issue may not be accelerated so long as the Company performs under its guarantee. The system is required to repay, on demand, any amount advanced by the Company pursuant to its guarantee. This repayment obligation is secured by a common mortgage with RUS on all the system's assets, but the Company may not exercise remedies thereunder for up to two years following default. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse the Company for any guarantee payments will be treated as a long-term loan. The system is required to pay to the Company initial and/or on-going guarantee fees in connection with these transactions.

Certain guaranteed long-term debt bears interest at variable rates which are adjusted at intervals of one to 270 days, weekly, each five weeks or semi-annually to a level expected to permit their resale or auction at par. At the option of the member on whose behalf it is issued, and provided funding sources are available, rates on such debt may be fixed until maturity. Holders have the right to tender the debt for purchase at par at the time rates are reset when the debt bears interest at a variable rate and the Company has committed to purchase debt so tendered if it cannot otherwise be remarketed. If the Company held the securities, the cooperative would pay interest to the Company at its intermediate-term loan rate. Since the inception of the program in the mid-1980s, all bonds have been successfully remarketed and thus, the Company has not been required to purchase any bonds.

Guarantees of Lease Transactions

The Company guarantees members' rent obligations to third parties. Included in the Company's guarantees of lease transactions for the year ended May 31, 2005 and 2004 were CFC's guarantees of debt issued by NCSC in connection with leveraged lease transactions. In such transactions, NCSC lends money to an industrial or financial company (a "lessor") for the purchase of a power plant (or an undivided interest therein) or utility equipment which is then leased to a CFC member (the "lessee") under a lease requiring the lessee to pay amounts sufficient to permit the lessor to service the loan. NCSC borrows the funds it lends either directly from CFC or from another creditor with a CFC guarantee. Effective June 1, 2003, the guarantees of NCSC debt were eliminated in consolidation.

Guarantees of Tax Benefit Transfers

The Company has also guaranteed members' obligations to indemnify against loss of tax benefits in certain tax benefit transfers that occurred in 1981 and 1982. A member's obligation to reimburse the Company for any guarantee payments would be treated as a long-term loan, secured on a pari passu basis with RUS by a first lien on substantially all the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in federal tax law, no guarantees of this nature have occurred since 1982.

Letters of Credit

The Company issues irrevocable letters of credit to support members' obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time. Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw, with interest accruing from such date at the Company's line of credit variable rate of interest.

Other Guarantees

The Company may provide other guarantees as requested by its members. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover the Company's general and administrative expenses, a provision for losses and a reasonable margin. Included in other guarantees at May 31, 2003 was $284 million of commercial paper issued by NCSC. Effective June 1, 2003, the guarantee of NCSC commercial paper was eliminated in consolidation.

Members' interest expense for the years ended May 31, 2005, 2004 and 2003 on debt obligations guaranteed by the Company was approximately $16 million, $13 million and $28 million, respectively.

The following chart summarizes total guarantees by type and segment at May 31, 2005, 2004 and 2003.

(Dollar amounts in thousands)	Guarantees by Member Class
CFC:	2005		2004		2003
Distribution	$41,842	4%	$60,672	5%	$77,725	4%
Power supply	1,066,373	92%	1,130,379	85%	1,220,795	64%
Statewide and associate	41,642	3%	111,195	8%	600,036	32%
CFC Total	1,149,857	99%	1,302,246	98%	1,898,556	100%
RTFC	-	-	-	-	5,000	-
NCSC	7,895	1%	29,053	2%	-	-
Total	$1,157,752	100%	$1,331,299	100%	$1,903,556	100%

Total guarantees outstanding by state and territory are summarized as follows:

	May 31,				May 31,
(Dollar amounts in thousands)	2005	2004	2003		2005	2004	2003
Alabama	$22,450	$22,630	$22,795	Missouri	$104,218	$113,186	$126,198
Alaska	3,320	3,320	3,320	New Hampshire	10,500	17,500	31,500
Arizona	45,869	46,865	47,250	New Mexico	1,000	1,000	-
Arkansas	19,776	23,537	29,703	North Carolina	100,854	100,350	100,950
Colorado	55,744	56,518	57,273	North Dakota	-	20,000	-
District of Columbia	30,248	100,000	590,941	Ohio	1,000	-	1,000
Florida	108,385	116,447	128,264	Oklahoma	4,930	11,221	16,760
Idaho	-	850	850	Oregon	24,880	23,520	25,810
Illinois	633	6,218	7,093	Pennsylvania	21,021	21,900	24,229
Indiana	95,900	107,997	109,047	Tennessee	295	295	295
Iowa	5,708	4,885	12,572	Texas	143,682	147,347	149,217
Kansas	35,632	37,200	33,100	Utah	41,126	48,204	71,749
Kentucky	132,115	135,555	142,785	Vermont	1,250	750	-
Louisiana	4,728	4,728	-	Virginia	3,603	4,065	4,215
Michigan	1,207	1,148	196	Wisconsin	274	1,403	1,439
Minnesota	86,372	95,556	103,696	Wyoming	9,595	9,805	10,005
Mississippi	41,437	47,299	51,304	Total	$1,157,752	$1,331,299	$1,903,556

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

Employees

At May 31, 2005, CFC had 219 employees, including financial and legal personnel, management specialists, credit analysts, accountants and support staff. CFC believes that its relations with its employees are good.

CFC Lending Competition

CFC competes with other lenders on price and the variety of options and additional services offered as well as its overall approach to, and relationship with, its member/owners. Competitors include a government sponsored entity whose status as such gives it the ability to offer lower variable and short-term fixed interest rates in select situations.

According to December 31, 2003 financial data filed with CFC, the 812 reporting electric cooperative distribution and 56 reporting power supply systems had a total of $42 billion in long-term debt outstanding at December 31, 2003. RUS is the dominant lender to the electric cooperative industry with $24 billion or 56% of the total outstanding debt for the 868 systems reporting 2003 results to CFC. At December 31, 2003, CFC had a total of $15 billion of long-term exposure to its distribution and power supply member systems, including $14 billion of long-term loans and $1 billion of guarantees. CFC's $15 billion long-term exposure represented 37% of the total long-term debt to these electric systems. The remaining $3 billion or 7% was borrowed from other sources. (December 31, 2004 financial data filed with CFC by its borrowers was not available at the time of this filing, therefore competition data is based on December 31, 2003 financial data). At December 31, 2004, CFC had a total of $16 billion of long-term exposure to its distribution and power supply member systems, including $15 billion of long-term loans and $1 billion of guarantees.

Under the insured loan program, RUS typically does not lend the full amount of debt requested by the cooperative, requiring the cooperative to seek supplemental lending from private capital sources. During fiscal year 2005, CFC was selected as the lender for 78% of the total supplemental lending requirement. The amount of funding approved for RUS electric program direct lending and loan guarantees for fiscal year 2005 was $3.3 billion, of which $2.1 billion was for loan guarantees and $1.2 billion was for direct loans. For fiscal year 2006 the House of Representatives has provided for $3.3 billion, of which $2.1 billion is for loan guarantees and $1.2 billion is for direct loans, however, the Senate Appropriations Committee has provided for a higher total of $4.0 billion, of which $2.8 billion is for loan guarantees and $1.2 billion is for direct loans. Differences between the House and Senate are resolved during the appropriations process. CFC and other lenders are not in competition with RUS, but rather compete for the supplemental lending requirement, as well as for the full lending requirement for those cooperatives that have decided not to borrow from RUS. CFC and other lenders also compete to fund projects in anticipation of long-term funding from RUS. Under the hardship program, RUS lends 100% of the permanent financing required. Under the guarantee program, RUS will guarantee the repayment of all principal and interest by the cooperative for 100% of the permanent financing required.

Legislation enacted in 1992 allows RUS electric borrowers to prepay their loans to RUS at a discount based on the government's cost of funds at the time of prepayment. If a borrower chooses to prepay its notes, it becomes ineligible for future RUS insured loans for a period of ten years, but remains eligible for RUS loan guarantees. During the year ended May 31, 2005, CFC was selected as lender for 100% of the total amount lent to distribution systems for the repayment of their RUS debt for borrowers in which CFC previously participated as a lender. As of May 31, 2005, 240 borrowers had either fully prepaid or partially prepaid their RUS notes under these provisions. In total, CFC has lent $3.3 billion to distribution systems for the purpose of prepaying their RUS debt, representing 94% of the total note prepayments.

The competitive market for providing credit to the rural telecommunications industry is difficult to quantify, since many rural telecommunications companies are not RUS borrowers. At December 31, 2004, RUS had a total of approximately $3.6 billion outstanding to telecommunications borrowers. The RTB had a total of approximately $769 million outstanding to telecommunications borrowers at December 31, 2004. A proposal to liquidate the RTB has been approved by the RTB board of directors. RTFC is not in direct competition with RUS or RTB, but rather competes with other lenders for additional supplemental lending and for the full lending requirement of the rural telecommunications companies that have decided not to borrow from RUS or RTB or for projects not eligible for RUS or RTB financing. RTFC's competition includes commercial banks, CoBank, ACB ("CoBank") and insurance companies. At December 31, 2004, RTFC had a total of $3.4 billion in long-term loans outstanding to telecommunications borrowers. At December 31, 2004, to RTFC's knowledge, only CoBank (which at December 31, 2004 had a telecom portfolio of approximately $2.1 billion), had a rural telecommunications loan portfolio of similar size to RTFC's and RUS/RTB's.

Member Regulation and Competition

Electric Systems

The trend toward retail electric competition has appreciably slowed. The electric utility industry has settled into a "hybrid" model in which there are significant differences in the regulatory approaches followed in different states and regions. At May 31, 2004 (the latest information available), 16 states were active in the process of moving toward customer choice. In these states, customer choice was either currently available to all or some customers or will be available. Those states are Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas and Virginia. Of the remaining states, 27 states were not actively pursuing restructuring, five states have delayed the restructuring process or the implementation of customer choice, and two states (Arizona and California) have suspended customer choice.

In the 16 states where customer choice is or will be available, CFC had a total of 224 electric members (171 distribution, 20 power supply and 33 associates) and $4,874 million of loans to electric systems at May 31, 2005. In New York, where CFC has five electric members and $14 million of loans to electric systems, cooperatives are not required to file competition plans with the state utility commission. In Michigan, where CFC has 14 electric members and $274 million in loans, the starting date for customer choice has been delayed. The Company continues to believe that the distribution systems, which comprise the majority of its membership and loan exposure, will not be materially impacted by customer choice. In general, even in those states where customers have a choice of alternative energy suppliers, very few customers have switched from the traditional supplier.

In addition, in five of the 16 states where customer choice is or will be available, co-ops may decide whether to "opt in" to competition or retain a monopoly position with respect to energy sales. Those states are Illinois, New Jersey, Ohio, Oregon and Texas. As of May 31, 2005, CFC had loans outstanding in the amount of $3,834 million in those states. Furthermore, even if customers choose to purchase energy from an alternative supplier, the distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore, the distribution systems will still be charging a fee or access tariff for the service of delivering power regardless of who supplies the power.

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

In addition to customer choice laws, some state agencies regulate electric cooperatives with regard to rates and borrowing. There are 16 states that regulate the rates electric systems charge; of these states, two states have partial oversight authority over the cooperatives' rates, but not the specific authority to set rates, and nine states allow cooperatives the right to opt in or out of state regulation. There are 19 states that regulate electric systems regarding the issuance of long-term debt and there are two states that regulate both the issuance of short-term and long-term debt. FERC also has jurisdiction to regulate rates, terms and conditions of service and securities by electric systems within its jurisdiction, which presently includes some cooperatives.

With the enactment of the Energy Policy Act of 2005 in August 2005, the definition of a public utility has been modified to exclude RUS financed cooperatives and non-RUS financed cooperatives provided that the non-RUS cooperatives have total sales less than four million Mwh. The Energy Policy Act of 2005 effectively provides a statutory exemption from FERC regulation for essentially all distribution cooperatives.

Telecommunications Systems

RTFC member telecommunications systems are regulated at the state and federal levels. Most state regulatory bodies regulate local service rates, intrastate access rates and telecommunications company borrowing. The Federal Communications Commission ("FCC") regulates interstate access rates and the issuance of licenses required to operate certain types of telecom operations. Some member telecommunications systems have affiliated companies that are not regulated.

The Telecommunications Act of 1996 (the "Telecom Act") created a framework for competition and deregulation in the local telecommunications market. The Telecom Act had four basic goals: competition, universal service, deregulation and fostering advanced telecommunications and information technologies. The Telecom Act sought to achieve competition by requiring all carriers to interconnect with all others and by requiring LECs to provide competitors with access to elements of their networks. Congress included provisions in the Telecom Act granting RLECs an exemption from the above unbundled network element requirements, absent a determination that it would be in the public interest.

Telecommunications competition is a fact. A recent FCC report on competition stated that as of June 2004, competitive local exchange carriers ("CLECs") provided service to 32 million lines - 17.8% of the nation's 180.1 million end-user switched access lines. Wireless carriers are providing service to 167.3 million mobile telephone service subscriptions - more than the 148.1 million incumbent LEC ("ILEC") switched access lines. Non facilities-based CLECs took advantage of pro-competitive FCC rules that allowed CLECs to obtain all elements of the ILECs' networks necessary to conduct business at very favorable rates. This is known as the unbundled network element platform (or UNE-P) and consisted of a combination of an unbundled loop, unbundled local circuit switching and shared transport.

A March 2004 court order forced the FCC to revisit its rules on UNE-P. In a decision favorable to the regional Bell companies, in December 2004 the FCC ruled that ILECs no longer had any obligation to provide CLECs with mass market local circuit switching and gave CLECs 12 months to transition existing customers off of unbundled local circuit switching. This ruling caused the UNE-P CLEC business model to collapse and created extreme hardship for many such CLECs. Over 50% of total CLEC lines as of June 2004 were provided through UNE-P. AT&T and MCI subsequently exited the residential CLEC market.

RLECs generally were not subject to UNE-P based competition, since RLECs enjoyed an exemption contained in the Telecom Act. Rural telecommunications companies are experiencing competition, however. A survey of small rural telecommunications companies found that 77% face at least one competitor in their markets. For the most part, local exchange competition has benefited RLECs by enabling them to enter nearby towns and cities as competitive LECs, leveraging their existing infrastructure and reputation for providing quality, modern telecommunications service.

In addition to competition, the Telecom Act also mandated a universal telecommunications service support mechanism and required that it be: (1) sufficient to ensure that rural customers receive reasonably comparable rates and services when compared to urban customers; and (2) portable, that is available to all eligible providers. Congress stated its intent that implicit subsidies presently contained in the access charges local telecommunications companies levy on long distance carriers be eliminated and be made explicit in the new universal service support mechanism. Rules adopted by the FCC in 2000 have provided adequate levels of universal service support. This has been essential for RLECs, as other FCC rulings have reduced access charges which are a key revenue source. Numerous wireless carriers have entered rural markets as competitors to the RLECs. By obtaining competitive eligible telecommunications carrier status from state regulators (as provided for in the Telecom Act), these wireless carriers are able to receive universal service funds ("USF") based on the incumbent LEC's costs. This has led to great concern for the sustainability of the fund. USF's current funding base of interstate telecommunications revenues is shrinking as long distance minutes-of-use go down due to wireless, email and voice over internet protocol substitution. Uncontrolled growth of the fund is making the rate assessed on all participants in the nationwide network unsustainably high. The fourth quarter 2004 rate was 8.9%. The FCC has proposed a second quarter 2005 assessment rate of 11.1%. All industry segments agree that changes need to be made regarding eligibility to receive and the funding mechanism for USF. However, they are not all in agreement on what those changes should be. The FCC has a proceeding open to review USF, and Congress is likely to undertake a rewrite of the Telecom Act in the near future.

The FCC also has a proceeding open on intercarrier compensation - the most important components of which are access fees LECs charge to interexchange carriers that originate or terminate long distance traffic on LEC networks. While the large LECs (most of which now own long distance companies) would like to see these fees transition to zero, RLECs depend heavily on access charges and are active participants in the FCC proceeding.

While uncertainty exists regarding USF and access, CFC does not anticipate that any potential revenue losses resulting from these changes will result in material losses on loans outstanding to rural telecommunications companies.

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

Deregulation has not had much effect on LECs thus far. The FCC has promulgated a series of rules to implement the Telecom Act, and eliminated very few existing regulatory requirements. States continue to regulate RLECs extensively. A revised or totally rewritten Telecom Act would kick off a whole new round of regulatory proceedings.

Another aspect of the Telecom Act dealt with advanced telecommunications and information technologies. In the late 1990s there was the concern that there was a growing "digital divide" between various groups and areas within the country. Legislators sought to provide broadband connectivity to all Americans through programs which provide funding to connect schools and libraries to the internet. RUS has issued rules liberalizing its lending criteria to facilitate provision of advanced telecommunications and information services in rural areas. Congress also created an RUS broadband loan program in 2002 and authorized $600 million in fiscal year 2005 lending authority. For fiscal year 2006, the Administration is proposing an additional $300 million.

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

In 1949, the RE Act was amended to allow RUS to lend for the purpose of furnishing and improving rural telecommunications service. For fiscal year 2005, RUS (including RTB) has $695 million in lending authority for rural telephone systems and an additional $596 million for other telecommunications programs, including distance learning and broadband.

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

For the fiscal year ending September 30, 2006, the House of Representatives has approved a total of $3.3 billion of RUS electric loan and guarantee levels as follows: municipal rate loans of $100 million, hardship loans of $100 million, treasury rate loans of $1 billion and loan guarantees of $2.1 billion. The Senate Appropriations Committee has approved a total of $4.0 billion for RUS electric loan and guarantee levels; all of this increase above the $3.3 billion provided by the House was for loan guarantees which the Senate bill sets at $2.8 billion. Fiscal year 2006 electric program levels set by the Senate bill for the municipal rate, treasury rate and hardship programs were the same as approved by the House. Differences between the House and Senate bills will be resolved as part of the appropriations process. Electric funding levels for fiscal year 2005 were as follows: municipal rate loans of $100 million, hardship loans of $120 million, treasury rate loans of $1 billion, and loan guarantees of $2.1 billion.

Item 2.	Properties.

CFC owns and operates a headquarters facility in Fairfax County, Virginia. This facility consists of two six-story office buildings and two separate parking garages situated on ten acres of land. CFC also owns an additional two acres of unimproved land adjacent to its office building.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.

Inapplicable.

Item 6.	Selected Financial Data.

The following is a summary of selected financial data for the years ended May 31:

(Dollar amounts in thousands)	2005	2004	2003	2002	2001
For the year ended May 31:
Operating income	$1,026,126	$1,007,293	$1,070,875	$1,186,533	$1,388,295
Gross margin	104,063	81,641	131,543	300,695	270,456
Derivative cash settlements (1)	63,044	110,087	122,825	34,191	-
Derivative forward value (1)	29,875	(229,132)	757,212	41,878	-
Foreign currency adjustments (2)	(22,893)	(65,310)	(243,220)	(61,030)	-
Operating margin (loss)	130,587	(194,584)	651,970	78,873	132,766
Cumulative effect of change in
accounting principle (1) (3)	-	22,369	-	28,383	-
Net margin (loss)	$126,529	$(178,021)	$651,970	$107,256	$132,766
Fixed charge coverage ratio (TIER) (4)(5)	1.14	-	1.69	1.09	1.12
Adjusted fixed charge coverage ratio
(Adjusted TIER) (6)	1.14	1.12	1.17	1.12	1.12
As of May 31:
Loans to members	$18,972,068	$20,488,523	$19,484,341	$20,047,109	$19,683,950
Allowance for loan losses	(589,749)	(573,939)	(511,463)	(478,342)	(317,197)
Assets	20,046,088	21,441,238	21,027,883	20,371,335	20,013,642
Long-term debt (7)	13,701,955	16,659,182	16,000,744	14,855,550	11,376,412
Subordinated deferrable debt	685,000	550,000	650,000	600,000	550,000
Members' subordinated certificates	1,490,750	1,665,158	1,708,297	1,691,970	1,581,860
Members' equity (1)	523,583	483,126	454,376	392,056	393,899
Total equity	768,761	695,734	930,836	328,731	393,899
Guarantees	$1,157,752	$1,331,299	$1,903,556	$2,056,385	$2,217,559
Leverage ratio (5)	26.56	31.70	23.64	67.23	55.44
Adjusted leverage ratio (6)	6.49	7.07	6.65	7.20	7.73
Debt to equity ratio (5)	25.05	29.79	21.59	60.97	49.81
Adjusted debt to equity ratio (6)	6.07	6.58	5.97	6.43	6.85
_________________
(1)

Derivative cash settlements represent the net settlements received/paid on interest rate and cross currency exchange agreements that do not qualify for hedge accounting for the years ended May 31, 2005, 2004, 2003 and 2002. In fiscal year 2001 and prior years, this amount had been included in the cost of funds line on the combined statement of operations. The derivative forward value represents the change in fair value on exchange agreements that do not qualify for hedge accounting, as well as amortization related to the long-term debt valuation allowance and related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001. The cumulative effect of change in accounting principle in 2002 represents the forward value of interest rate and cross currency exchange agreements recorded as a transition adjustment upon adoption of SFAS 133. Members' equity represents total equity excluding foreign currency adjustments, derivative forward value, cumulative effect of change in accounting principle in 2002 and accumulated other comprehensive income (see "Non-GAAP Financial Measures" in Management's Discussion and Analysis for further explanation of members' equity and a reconciliation to total equity).

(2)

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

(3)

The cumulative effect of change in accounting principle in 2004 represents the impact of implementing Financial Accounting Standards Board Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003.

(4)

The fixed charge coverage ratio is the same calculation as CFC's Times Interest Earned Ratio ("TIER"). For the year ended May 31, 2004, CFC's earnings were insufficient to cover fixed charges by $200 million.

(5) See "Non-GAAP Financial Measures" in Management's Discussion and Analysis for the GAAP calculations of these ratios.
(6)

Adjusted ratios include non-GAAP adjustments that CFC makes to financial measures in assessing its financial performance. See "Non-GAAP Financial Measures" in Management's Discussion and Analysis for further explanation of these calculations and a reconciliation of the adjustments.

(7)

Includes short-term debt reclassified as long-term debt in the amount of $5,000 million, $4,650 million, $3,951 million, $3,706 million, and $4,638 million at May 31, 2005, 2004, 2003, 2002, and 2001, respectively, and excludes $3,591 million, $2,365 million, $2,911 million, $2,883 million, and $4,388 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2006, 2005, 2004, 2003, and 2002, respectively (see Note 4 to the consolidated and combined financial statements). Includes the long-term debt valuation allowance of $0 million, $0 million, $(1) million and $2 million and the foreign currency valuation account of $221 million, $234 million, $176 million, and $(2) million at May 31, 2005, 2004, 2003 and 2002, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless stated otherwise, references to the Company relate to the consolidation of National Rural Utilities Cooperative Finance Corporation's ("CFC" or "the Company"), Rural Telephone Finance Corporation ("RTFC"), National Cooperative Services Corporation ("NCSC") and certain entities controlled by CFC and created to hold foreclosed assets. The following discussion and analysis is designed to provide a better understanding of the Company's consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated and combined financial statements, including the notes thereto. Effective June 1, 2003, the Company's financial results include the consolidated accounts of CFC, RTFC, NCSC and certain entities controlled by the Company that were created to hold foreclosed assets. CFC's financial results prior to June 1, 2003 were consolidated with certain entities controlled by CFC that were created to hold foreclosed assets and combined with those of RTFC. CFC refers to its financial measures that are not in accordance with generally accepted accounting principles ("GAAP") as "adjusted" throughout this document. See "Non-GAAP Financial Measures" for further explanation.

Risk Factors

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

Forward-looking statements are based on management's current views and assumptions regarding future events and operating performance that are subject to risks and uncertainties. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

*

Liquidity - The Company depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantees and repurchase agreements. At May 31, 2005, the Company had $4,361 million of commercial paper, daily liquidity fund and bank bid notes and $3,591 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. There can be no assurance that the Company will be able to access the capital markets in the future. Downgrades to the Company's long-term debt ratings or other events that may deny or limit the Company's access to the capital markets could negatively impact its operations. The Company has no control over certain items that are considered by the credit rating agencies as part of their analysis for the Company, such as the overall outlook for the electric and telecommunications industries.

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

16

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

*

Tax exemption - Legislation that removes or imposes new conditions on the federal tax exemption for 501(c)(4) social welfare corporations could have a negative impact on the Company's net margins. The Company's continued exemption depends on it conducting its business in accordance with its exemption from the Internal Revenue Service.

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

*

Foreign currency - The required accounting for foreign denominated debt has caused increased volatility in the Company's financial results. The Company is required to adjust the value of the foreign denominated debt on its consolidated balance sheets at each reporting date based on the then current foreign exchange rate.

*

Rating triggers - The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart on page 49). At May 31, 2005, there are rating triggers associated with $10,625 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,125 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,500 million. Based on the fair market value of its interest rate, cross currency and cross currency interest rate exchange agreements at May 31, 2005, the Company may be required to make a payment of up to $3 million if its senior unsecured ratings declined to Baa1 or BBB+, and up to $45 million if its senior unsecured ratings declined below Baa1 or BBB+. In calculating the required payments, the Company only considered agreements in which it would have been required to make a payment upon termination.

*

Calculated impairment - The Company calculates loan impairments per the requirements of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended. This pronouncement states that the impairment is calculated based on a comparison of the present value of the expected future cash flows discounted at the original interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. The interest rate in the original loan agreements between the Company and its borrowers may be a blend of the long-term fixed rate for various maturity periods, the long-term variable and line of credit interest rate. The Company periodically adjusts the long-term variable and line of credit interest rates to reflect the cost of variable rate and short-term debt. Thus, the original contract rate (weighted average of interest rates on all of the original loans to the borrower), will change as the Company adjusts its long-term variable and line of credit interest rates. The Company's calculated impairment on non-performing and restructured loans will increase as the Company's long-term variable and line of credit interest rates increase. Currently, an increase of 25 basis points to the Company's variable interest rates would result in an increase of $10 million to the calculated impairment.

*

Deficiency of fixed charges - For the year ended May 31, 2004, CFC's net loss prior to the cumulative effect of change in accounting principle reported on the consolidated statement of operations as required under GAAP totaled $200 million and was not sufficient to cover fixed charges.

Overview

CFC was formed in 1969 by the rural electric cooperatives to provide them with a source of financing to supplement the loan program of the Rural Utilities Service ("RUS"). CFC was organized as a cooperative in which each member (other than associates) receives one vote. Under CFC's bylaws, the board of directors is composed of 23 individuals, 20 of whom must be either general managers or directors of member systems, two of whom are designated by the National Rural Electric Cooperative Association and one at-large position who must satisfy the requirements of an audit committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 and must be elected from the general membership. The at-large position is to be filled at the discretion of the board and currently is not filled. CFC was granted tax-exempt status under Section 501(c)(4) of the Internal Revenue Code.

RTFC was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and their affiliates. In February 2005, RTFC reincorporated in the District of Columbia. Effective June 1, 2003, RTFC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements (see Note 1(b) to the consolidated and combined financial statements). Prior to June 1, 2003, RTFC's results of operations and financial condition were combined with CFC's. CFC is the sole lender to and manages the affairs of RTFC through a long-term management agreement. Under a guarantee agreement, CFC has agreed to reimburse RTFC for loan losses. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code. RTFC pays income tax based on its net margins, excluding net margins allocated to its members. At May 31, 2005, CFC had committed to lend RTFC up to $10 billion, of which $2,980 million was outstanding.

NCSC was incorporated in 1981 in the District of Columbia as a private cooperative association. NCSC provides financing to the for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to members of CFC. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program. Both programs are currently funded by third parties except for approximately $10 million of the consumer loan program that was funded by NCSC at May 31, 2005. NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. Effective June 1, 2003, NCSC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. CFC is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party. Under a guarantee agreement effective June 1, 2003, CFC has agreed to reimburse NCSC for losses on loans, excluding the consumer loan program. NCSC is headquartered with CFC in Herndon, Virginia. NCSC is a taxable corporation. NCSC pays income tax annually based on its net margins for the period. At May 31, 2005, CFC had committed to provide a total of $2 billion of credit to NCSC. At May 31, 2005, CFC had provided a total of $532 million of credit to NCSC, $82 million of outstanding loans and $450 million of credit enhancements.

Unless stated otherwise, references to the Company relate to the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC and created to hold foreclosed assets. CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates their financial results.

The Company implemented Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 effective June 1, 2003, which resulted in the consolidation of two variable interest entities, RTFC and NCSC. CFC is the primary beneficiary of RTFC and NCSC as a result of its exposure to absorbing a majority of the expected losses. Neither company was consolidated with CFC prior to June 1, 2003 and the implementation of FIN 46(R) since CFC has no direct financial ownership interest in either company.

On June 1, 2003, as a result of the consolidation of RTFC and NCSC, total assets increased by $353 million, total liabilities increased by $331 million, minority interest - RTFC and NCSC members' equity increased by $20 million and CFC total equity increased by $2 million. As a result of the consolidation, NCSC loans were consolidated with CFC's loans. Additionally, NCSC debt guaranteed by CFC became debt of the consolidated entity, resulting in a reduction to CFC's guarantee liability. CFC recorded a cumulative effect of change in accounting principle gain of $22 million on the consolidated statement of operations for the year ended May 31, 2004, representing a $3 million increase to the loan loss allowance, a $34 million decrease to the guarantee liability and a $9 million loss representing the amount by which cumulative losses of NCSC exceeded NCSC equity.

The Company's primary objective as a cooperative is to provide its members with the lowest possible loan and guarantee rates while maintaining sound financial results required to obtain high credit ratings on its debt instruments. Therefore, the Company marks up its funding costs only to the extent necessary to cover its operating expenses, a provision for loan losses and to provide a margin sufficient to preserve interest coverage in light of the Company's financing objectives.

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

CFC is required by the cooperative laws under which it is incorporated to have a mechanism to allocate its net margin to its members. CFC allocates its net margin before the non-cash effects of SFAS 133 and foreign currency adjustments annually to an education fund, a members' capital reserve and to members based on each member's patronage of the loan programs during the year. The membership and loan and guarantee subordinated certificates along with the education fund, members' capital reserve and unretired allocated margins provide CFC's base capitalization.

The Company's performance is closely tied to the performance of its member rural electric and telecommunications systems due to the near 100% concentration of its loan and guarantee portfolio in those industries.

Critical Accounting Policies

Allowance for Loan Losses

At May 31, 2005 and 2004, the Company had a loan loss allowance that totaled $590 million and $574 million, representing 3.11% and 2.80% of total loans outstanding, respectively. Generally accepted accounting principles require loans receivable to be reported on the consolidated balance sheets at net realizable value. The net realizable value is the total principal amount of loans outstanding less an estimate of the expected losses inherent in the portfolio. The Company calculates its loss allowance on a quarterly basis. The loan loss analysis segments the portfolio into three categories: impaired, high risk and general portfolio. There are significant subjective assumptions and estimates used in calculating the amount of the loss allowance required by each of the three categories. Different assumptions and estimates could also be reasonable. Changes in these assumptions and estimates could have a material impact on the Company's financial statements.

Impaired Exposure

The Company calculates impairment on certain loans in accordance with SFAS 114 and SFAS 118. SFAS 114 states that a loan is impaired when a creditor does not expect to collect all principal and interest due under the original terms of the loan. The Company reviews its portfolio to identify impairments on a quarterly basis. Factors considered in determining an impairment include, but are not limited to: the review of the borrower's audited financial statements and interim financial statements if available, the borrower's payment history, communication with the borrower, economic conditions in the borrower's service territory, pending legal action involving the borrower, restructure agreements between the borrower and the Company, and estimates of the value of the borrower's assets that have been pledged as collateral to secure the Company's loans. The Company calculates the impairment by comparing the future estimated cash flow, discounted at the original loan interest rate, against its current investment in the receivable. If the current investment in the receivable is greater than the net present value of the future payments discounted at the original contractual interest rate, the impairment is equal to that difference. If it is not possible to estimate the future cash flow associated with a loan, then the impairment calculation is based on the value of the collateral pledged as security for the loan. At May 31, 2005 and 2004, the Company had a total of $404 million and $233 million reserved specifically against impaired exposure totaling $1,208 million and $959 million, respectively, representing 33% and 24% of the total impaired loan exposure. The $404 million and $233 million specific reserves represented 68% and 41% of the total loan loss allowance at May 31, 2005 and 2004, respectively. The calculated impairment at May 31, 2005 was higher than at May 31, 2004 due to the increase in loan exposure classified as impaired and higher interest rates on variable rate loans, offset by payments received on impaired loans. The original contract rate on a portion of the impaired loans at May 31, 2005 will vary with the changes in the Company's variable interest rates. Based on the current balance of impaired loans at May 31, 2005, a 25 basis point increase or decrease to the Company's variable interest rates would result in an increase or decrease, respectively, of approximately $10 million to the calculated impairment irrespective of a change in the credit fundamentals of the impaired borrower.

In calculating the impairment on a loan, the estimates of the expected future cash flow or collateral value are the key estimates made by management. Changes in the estimated future cash flow or collateral value would impact the amount of the calculated impairment. The change in cash flow required to make the change in the calculated impairment material will be different for each borrower and depend on the period covered, the original contract interest rate and the amount of the loan outstanding. Estimates are not used to determine the Company's investment in the receivables or the discount rate since, in all cases, they are the loan balance outstanding at the reporting date and the original loan interest rate.

High Risk Exposure

Loan exposures considered to be high risk represent exposure in which the borrower has had a history of late payments, the borrower's financial results do not satisfy loan financial covenants, the borrower has contacted the Company to discuss pending financial difficulties or for some other reason the Company believes that the borrower's financial results could deteriorate resulting in an elevated potential for loss. The Company's corporate credit committee is responsible for determining which loans should be classified as high risk and the level of reserve required for each borrower. The committee meets at least quarterly to review all loan facilities with an internal risk rating above a certain level. Once it is determined that exposure to a borrower should be classified as high risk, the committee sets the required reserve level based on the facts and circumstances for each borrower, such as the borrower's financial condition, payment history, the Company's estimate of the collateral value, pending litigation, if any, and other factors. This is an objective and subjective exercise in which the committee uses the available information to make its best estimate as to the level of loss allowance required. At any reporting date the reserve required could vary significantly depending on the facts and circumstances, which could include, but are not limited to: changes in collateral value, deterioration in financial condition, the borrower declaring bankruptcy, payment default on the Company's loans and other factors. The borrowers in the high risk category will generally either move to the impaired category or back to the general portfolio within a period of 12 to 24 months. At May 31, 2005 and 2004, the Company had reserved $12 million and $109 million against the $68 million and $607 million of exposure classified as high risk, representing coverage of 18% at both dates. The $12 million and $109 million reserve for loans in the high risk category represents 2% and 19%, respectively, of the total loan loss allowance at May 31, 2005 and 2004.

General Portfolio

In fiscal year 2003, the Company made refinements to the methodology used to determine the required loan loss allowance for the general portfolio. The refinements include the use of the improved internal risk rating system, historical default data on corporate bonds and the Company specific loss recovery data. The Company uses the following factors to determine the level of the loan loss allowance for the general portfolio category:

*	Internal risk ratings - the Company maintains risk ratings for each credit facility outstanding to its borrowers. The ratings are updated at least annually and are based on the following:
	*	General financial condition of the borrower.
	*	The Company's internal estimated value of the collateral securing its loans.
	*	The Company's internal evaluation of the borrower's management.
	*	The Company's internal evaluation of the borrower's competitive position within its service territory.
	*	The Company's estimate of potential impact of proposed regulation and litigation.
	*	Other factors specific to individual borrowers or classes of borrowers.
*

Standard corporate default table - The table provides expected default rates based on rating level and the remaining maturity of the bond. The Company uses the standard default table for all corporate bonds provided by Standard and Poor's Corporation to assist in estimating its reserve levels.

*	Recovery rates - Estimated recovery rates based on historical experience of loan balance at the time of default compared to the total loss on the loan to date.

The Company aggregates the loans in the general portfolio by borrower type (distribution, generation, telecommunications, associate and other member) and by internal risk rating within borrower type. The Company correlates its internal risk ratings to the ratings used in the standard default table based on a comparison of its rating on borrowers that have a rating from one or more of the recognized credit rating agencies and based on a standard matching used by banks.

In addition to the general portfolio reserve requirement as calculated above, the Company maintains an additional reserve for borrowers with a total exposure in excess of 1.5% of its total loans and guarantees outstanding. The additional reserve is based on the amount of exposure in excess of 1.5% of the Company's total exposure and the borrower's internal risk rating. At May 31, 2005 and 2004, respectively, the Company had a reserve of $7 million and $19 million based on the additional risk related to large exposures.

At May 31, 2005 and 2004, the Company had a total of $17,437 million and $18,660 million of loans, respectively, in the general portfolio. This total does not include $258 million and $263 million of loans at May 31, 2005 and 2004, respectively, that have a U.S. Government guarantee of all principal and interest payments. The Company does not maintain a loan loss allowance on loans that are guaranteed by the U.S. Government. The Company reserved a total of $174 million and $232 million (including the $7 million and $19 million described above) for loans in the general portfolio at May 31, 2005 and 2004, respectively, representing coverage of 1.00% and 1.24% of the total loans for the general portfolio.

In fiscal years 2005, 2004 and 2003, CFC made provisions to the loan loss reserve totaling $16 million, $55 million and $43 million, respectively. The important factors affecting the provision for each year are listed below:

*	Fiscal year 2005 provision of $16 million resulted primarily from the following factors:
*

Increase to the calculated impairment of $171 million due to an increase of $249 million to impaired loans outstanding because of the deteriorating financial condition and ongoing litigation of one borrower which moved from high risk to impaired and the impact of higher interest rates on variable rate loans in fiscal year 2005 offset by repayments from another borrower.

	*	Decrease of $97 million to the required high risk reserve primarily due to one borrower which moved from high risk to impaired due to ongoing litigation.
*

A decrease of $58 million to the required general reserve due to a 6% reduction in the weighted average risk rating for all loans in the general portfolio, a decrease of $12 million required for large exposures and a decrease in allowance as a result of a $1,223 million decrease to loans outstanding in the general portfolio.

	*	Net write-offs during fiscal year 2005 were less than $1 million.
*	Fiscal year 2004 provision of $55 million resulted from the following factors:
*

Increase to the calculated impairment of $69 million due to an increase of $330 million to impaired loans outstanding because of the deteriorating financial condition of one borrower which moved from high risk to impaired in fiscal year 2004 offset by repayments from another borrower and the impact of lower interest rates on variable rate loans.

	*	Increase of $22 million to the required high risk reserve due to legal action involving one high risk borrower and to a refinement in process to set a minimum reserve for high risk borrowers.
*

A decrease of $28 million to the required general reserve due to a 9% reduction in the weighted average risk rating for all loans in the general portfolio and a decrease of $6 million required for large exposures offset by an increase in allowance as a result of a $942 million increase to loans outstanding in the general portfolio.

	*	Net recoveries of $2 million.
*	Fiscal year 2003 provision of $43 million resulted from the following factors:
*

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

	*	General portfolio exposure increased by $411 million and the refinement of the allowance methodology resulted in an increase to the reserve of $31 million.
	*	Net write-offs of $10 million during fiscal year 2003.

Senior management reviews and discusses the estimates and assumptions used in the calculations of the loan loss allowance for impaired loans, high risk loans and loans covered by the general portfolio, including large exposures related to single obligors, on a quarterly basis. Senior management discusses estimates with the board of directors and audit committee and reviews all loan loss related disclosures included in the Company's Form 10-Qs and Form 10-Ks filed with the Securities and Exchange Commission ("SEC").

CFC's corporate credit committee makes recommendations of loans to be written off to the respective boards of directors. In making its recommendation to write off all or a portion of a loan balance, CFC's corporate credit committee considers various factors including cash flow analysis and collateral securing the borrower's loans.

Derivative Financial Instruments

In June 1998, the FASB issued SFAS 133. SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the consolidated balance sheets as either an asset or liability measured at fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the consolidated and combined statements of operations or to be recorded as other comprehensive income, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is neither a dealer nor trader in derivative financial instruments. The Company uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate and foreign currency risk.

As a result of applying SFAS 133, the Company has recorded derivative assets of $585 million and $577 million and derivative liabilities of $78 million and $130 million at May 31, 2005 and 2004, respectively. From inception to date, accumulated other comprehensive income related to derivatives was $13 million and $(12) million as of May 31, 2005 and 2004, respectively.

The impact of derivatives on the Company's consolidated and combined statements of operations for the years ended May 31, 2005, 2004 and 2003 was a gain of $85 million, a loss of $128 million and a gain of $872 million, respectively. The change in the fair value of derivatives for the years ended May 31, 2005, 2004 and 2003 was a gain of $30 million, a loss of $229 million and a gain of $757 million, respectively, recorded in the Company's derivative forward value. For the years ended May 31, 2005, 2004 and 2003, the derivative forward value also includes amortization totaling zero, $1 million and $(3) million, respectively, related to the long-term debt valuation allowance and $13 million, $17 million and $22 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. In addition, income totaling $55 million, $101 million and $115 million was recorded for net cash settlements received by the Company during the years ended May 31, 2005, 2004 and 2003, respectively, of which $63 million, $110 million and $123 million, respectively, relate to interest rate and cross currency interest rate exchange agreements that do not qualify for hedge accounting under SFAS 133 and were recorded in derivative cash settlements. The remaining expense of $8 million, $9 million and $8 million, respectively, relate to interest rate and cross currency interest rate exchange agreements that do qualify for hedge accounting under SFAS 133 and were recorded in cost of funds.

The Company is required to determine the fair value of its derivative instruments. Because there is not an active secondary market for the types of derivative instruments it uses, the Company obtains market quotes from its dealer counterparties. The market quotes are based on the expected future cash flow and estimated yield curves. The Company performs its own analysis to confirm the values obtained from the counterparties. The Company records the change in the fair value of its derivatives for each reporting period in the derivative forward value line on the consolidated and combined statements of operations for the majority of its derivatives or in the other comprehensive income account on the consolidated balance sheets for the derivatives that qualify for hedge accounting. The counterparties are estimating future interest rates as part of the quotes they provide to the Company. The Company adjusts all derivatives to fair value on a quarterly basis. The fair value recorded by the Company will change as estimates of future interest rates change. To estimate the impact of changes to interest rates on the forward value of derivatives, the Company would need to estimate all changes to interest rates through the maturity of its outstanding derivatives. The Company has derivatives in the current portfolio that do not mature until 2031. Due to the volatility in expected future interest rates, the Company does not believe that it is a useful exercise to attempt to estimate future interest rates through the maturity of its derivative portfolio. In addition, the Company excludes the changes to the fair value of derivatives from its internal analysis since they represent the net present value of all future estimated cash settlements. Thus, the Company does not estimate the impact of changes in future interest rates to the fair value of its derivatives. The Company does not believe that volatility in the derivative forward value line on the consolidated and combined statements of operations is material as it represents an estimated future value and not a cash impact for the current period.

Cash settlements that the Company pays and receives for derivative instruments that do not qualify for hedge accounting are recorded in the cash settlements line in the consolidated and combined statements of operations. A 25 to 50 basis point increase to the 30-day composite commercial paper index, the three-month LIBOR rate and the six-month LIBOR rate would not have a significant impact on the Company's total cash settlements due to the composition of the portfolio at May 31, 2005. The Company's interest rate exchange agreements at May 31, 2005 include $6,643 million notional amount, or 49% of the total interest rate exchange agreements in which the Company pays a fixed interest rate and receives a variable interest rate. For the remaining $7,050 million notional amount, or 51% of the total interest rate exchange agreements at May 31, 2005, the Company pays a variable interest rate and receives a fixed interest rate. As a result, the impact of an increase in interest rates for interest rate exchange agreements in which the Company pays a variable rate would be offset by the impact of the increase in interest rates for interest rate exchange agreements in which the Company receives a variable rate.

The majority of the Company's derivatives do not qualify for hedge accounting. To qualify for hedge accounting, there must be a high correlation between the pay leg of the interest rate exchange agreement and the asset being hedged or between the receive leg of the interest rate exchange agreement and the liability being hedged. A large portion of the Company's interest rate exchange agreements use a 30-day composite commercial paper index as the receive leg, which would have to be highly correlated to the Company's own commercial paper rates to qualify for hedge accounting. The Company sells commercial paper to its members as well as to investors in the capital markets. The Company sets its commercial paper rates daily based on its cash requirements. The correlation between the Company's commercial paper rates and the 30-day composite commercial paper index has not been consistently high enough to qualify for hedge accounting.

The Company does not plan to adjust its practice of using the 30-day composite commercial paper or a LIBOR index as the receive portion of its interest rate exchange agreements. The Company sets the variable interest rates on its loans based on the cost of its short-term debt, which is comprised of long-term debt due within one year and commercial paper. The Company believes that it is properly hedging its gross margin on loans by using the 30-day composite commercial paper or LIBOR index, which are the rates that are most closely related to the rates it charges on its own commercial paper. During certain periods, the correlation between the LIBOR rates or the 30-day composite commercial paper rate and the Company's 90-day and 30-day commercial paper rate has been higher than the required 90% to qualify for hedge accounting. However, the correlation is not consistently above the 90% threshold, therefore the interest rate exchange agreements that use the three-month LIBOR rate or 30-day composite commercial paper rate do not qualify for hedge accounting. For the purposes of its own analysis, the Company believes that the correlation is sufficiently high to consider these agreements effective economic hedges.

Margin Analysis

The Company uses an interest expense coverage ratio (or TIER) instead of the dollar amount of gross or net margin as its primary performance indicator, since its net margin in dollar terms is subject to fluctuation as interest rates change. Management has established a 1.10 adjusted TIER as its minimum operating objective. TIER is a measure of the Company's ability to cover the interest expense on its debt obligations. TIER is calculated by dividing the cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds. TIER for the years ended May 31, 2005 and 2003 was 1.14 and 1.69, respectively. For the year ended May 31, 2004, the Company reported a net loss prior to the cumulative effect of change in accounting principle of $200 million, thus the TIER calculation results in a value below 1.00.

The Company also calculates an adjusted TIER to exclude the derivative forward value and foreign currency adjustments from net margin, to add back minority interest to net margin and to include the derivative cash settlements in the cost of funds. Adjusted TIER for the years ended May 31, 2005, 2004 and 2003 was 1.14, 1.12 and 1.17, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its TIER calculation to exclude the impact of derivatives required by SFAS 133 and SFAS 52.

Fiscal Year 2005 versus 2004 Results
The following chart presents the results for the year ended May 31, 2005 versus May 31, 2004.

	For the year ended May 31,		Increase/
(Dollar amounts in millions)	2005	2004	(Decrease)
Operating income	$1,026	$1,007	$19
Cost of funds	(922)	(925)	3
Gross margin	104	82	22
Operating expenses:
General and administrative expenses	(43)	(41)	(2)
Provision for loan losses	(16)	(55)	39
Recovery of guarantee losses	3	1	2
Total operating expenses	(56)	(95)	39
Results of operations of foreclosed assets	13	13	-
Impairment loss on foreclosed assets	-	(11)	11
Total gain on foreclosed assets	13	2	11
Derivative and foreign currency adjustments:
Derivative cash settlements	63	110	(47)
Derivative forward value	30	(229)	259
Foreign currency adjustments	(23)	(65)	42
Total gain (loss) on derivative and foreign currency adjustments	70	(184)	254
Operating margin (loss)	131	(195)	326
Income tax expense	(2)	(3)	1
Minority interest - RTFC and NCSC net margin	(2)	(2)	-
Cumulative effect of change in accounting principle	-	22	(22)
Net margin (loss)	$127	$(178)	$305
TIER (1)	1.14	-
Adjusted TIER (2)	1.14	1.12

(1) For the year ended May 31, 2004, the Company reported a net loss prior to the cumulative effect of change in accounting principle of $200 million, thus the TIER calculation results in a value below 1.00.

(2) Adjusted to exclude the impact of the derivative forward value, foreign currency adjustments and minority interest from net margin and to include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following table provides a breakout of the change to operating income, cost of funds and gross margin due to changes in loan volume versus changes to interest rates for the years ended May 31, 2005 and 2004.

Volume Rate Variance Table (Dollar amounts in millions)

	For the year ended May 31,
	2005			2004			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Operating Income
CFC (3)	$ 15,494	$ 772	4.99%	$14,982	$ 673	4.49%	$ 23	$ 76	$ 99
RTFC	3,863	226	5.84%	4,809	306	6.37%	(60)	(20)	(80)
NCSC	481	28	5.77%	541	28	5.11%	(3)	3	-
Total	$19,838	$ 1,026	5.17%	$20,332	$ 1,007	4.95%	$ (40)	$ 59	$ 19

Cost of funds
CFC	$15,494	$ (682)	(4.41%)	$14,982	$ (607)	(4.06%)	$ (21)	$ (54)	$ (75)
RTFC	3,863	(221)	(5.71%)	4,809	(300)	(6.24%)	59	20	79
NCSC	481	(19)	(3.90%)	541	(18)	(3.26%)	2	(3)	(1)
Total	$19,838	$ (922)	(4.65%)	$20,332	$ (925)	(4.55%)	$ 40	$ (37)	$ 3

Gross Margin
CFC	$15,494	$ 90	0.58%	$14,982	$ 66	0.44%	$ 2	$ 22	$ 24
RTFC	3,863	5	0.14%	4,809	6	0.13%	(1)	-	(1)
NCSC	481	9	1.87%	541	10	1.86%	(1)	-	(1)
Total	$19,838	$ 104	0.52%	$20,332	$ 82	0.40%	$ -	$ 22	$ 22

Derivative Cash Settlements (3)
CFC	$15,103	$ 65	0.43%	$16,616	$ 114	0.68%	$ (10)	$ (38)	$ (48)
NCSC	71	(2)	(3.11%)	83	(4)	(4.38%)	-	1	1
Total	$15,174	$ 63	0.42%	$16,699	$ 110	0.66%	$ (10)	$ (37)	$ (47)

Adjusted Cost of Funds
Total	$19,838	$ (859)	(4.33%)	$20,332	$ (815)	(4.01%)
_____________________
(1)	Variance due to volume is calculated using the following formula: ((current average balance - prior year average balance) x prior year rate).
(2)	Variance due to rate is calculated using the following formula: ((current rate - prior year rate) x current average balance).
(3)

For derivative cash settlements, average loan balance represents the average notional amount of derivative contracts outstanding and the rate represents the net difference between the average rate paid and the average rate received for cash settlements during the period.

Operating Income

During fiscal year 2005, the Company collected $36 million of make-whole fees related to the prepayment of loans and raised variable interest rates by 210 basis points to 235 basis points depending on the loan program, while fixed interest rates remained relatively stable. The $36 million of fees collected are included as part of the rate variance in the table above. Operating income for fiscal year 2005 excluding the $36 million of make-whole fees was $990 million with an average yield of 4.99% representing a decrease of $17 million from the prior year. The increase to income as a result of higher variable interest rates is offset by a reduction to operating income as a result of an increase to loans on non-accrual status. For the year ended May 31, 2005, the Company had a reduction to interest income of $51 million due to non-accrual loans, compared to a reduction of $23 million for the prior year.

The $36 million of make-whole fees were recorded at CFC during fiscal year 2005. CFC's operating income for fiscal year 2005 excluding the $36 million of make-whole fees was $736 million with an average yield of 4.76% representing a decrease of $63 million from the prior year. The impact of non-accrual loans at CFC was a decrease in operating income of $27 million for fiscal year 2005, compared to a decrease of $23 million for the prior year. The impact of non-accrual loans on RTFC operating income was a decrease of $24 million for fiscal year 2005, compared to no reduction in the prior year.

Cost of Funds

The total cost of funding for the year ended May 31, 2005 was $922 million compared to $925 million for the prior year. However, there were offsetting changes to the cost of funds due to the increase to interest rates in the markets and to a lower loan volume. The adjusted cost of funds, which includes the derivative cash settlements, for fiscal year 2005 increased by $44 million compared to the prior year. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds. The Company recorded

$63 million of derivative cash settlements for fiscal year 2005, which included the receipt of $85 million of settlement payments from its counterparties less $22 million paid to counterparties for the termination of interest rate exchange agreements used as funding for the loans that were prepaid during the year. Adjusted cost of funds for fiscal year 2005 excluding the $22 million of termination fees was $837 million with an average cost of funding of 4.22% representing an increase of $25 million compared to the prior year. The cost of funds for the year ended May 31, 2005 and 2004 includes expense totaling $8 million and $9 million, respectively, for net cash settlements related to exchange agreements that qualify as effective hedges.

Gross Margin

The Company's gross margin for the year ended May 31, 2005 increased due to the receipt of $36 million of make-whole fees related to loan prepayments offset by an increase to the cost of funding in excess of the increase to interest rates on loans to members. The adjusted gross margin, which includes the cash settlements, for the year ended May 31, 2005 was $167 million, a decrease of $25 million from the prior year. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The adjusted gross margin excluding the $14 million of make-whole fees in excess of termination fees for fiscal year 2005 was $153 million, a decrease of $39 million. The adjusted gross margin yield, excluding the $14 million of make-whole fees in excess of termination fees was 0.77%, a decrease of 17 basis points from the prior year.

Operating Expenses

General and administrative expenses for the year ended May 31, 2005 were $43 million compared to $41 million for the year ended May 31, 2004. General and administrative expenses represented 22 basis points of average loan volume for the year ended May 31, 2005, an increase of 2 basis point as compared to 20 basis points for the prior year period.

The loan loss provision of $16 million for the year ended May 31, 2004 represented a decrease of $39 million from the provision of $55 million for the prior year period. The Company's loan loss provision of $16 million at May 31, 2005 was due to an increase in the calculated impairments of $171 million offset by a decrease of $97 million for high-risk loans and a reduction of $58 million to the allowance for all other loans. The increase to the calculated impairments was due to both an increase in the principal balance of loans classified as impaired and to an increase in the variable interest rates at May 31, 2005 as compared to the prior year. The decrease to the allowance for high risk loans was due to one borrower which moved from high risk to impaired due to ongoing litigation. The reduction to the allowance for all other loans was primarily due to a significant reduction in the balance of loans outstanding at May 31, 2005 as compared to the prior year. The $16 million loan loss provision was recorded at CFC during the year ended May 31, 2005. Under an agreement with RTFC and NCSC, CFC will reimburse both companies for loan losses, with the exception of the NCSC consumer loan and grant programs. There was no loan loss provision required at NCSC during the year ended May 31, 2005. The NCSC loan loss allowance decreased by approximately $1 million due to a decrease in the principal balance of NCSC consumer loans.

There was a recovery of $3 million from the guarantee liability in the year ended May 31, 2005 compared to $1 million in the year ended May 31, 2004. The recovery of $3 million during the year ended May 31, 2005 was due to a change in the maturity of a guaranteed bond due to a scheduled redemption in fiscal year 2006. At both May 31, 2005 and 2004, substantially all guarantees were issued by CFC.

Gain on Foreclosed Assets

The Company recorded net income of $13 million from the operation of foreclosed assets for the years ended May 31, 2005 and 2004. In addition, the Company recognized an impairment loss of $11 million to reflect the decrease in the fair value of certain foreclosed assets during the year ended May 31, 2004. The impairment loss recorded during the year ended May 31, 2005 was insignificant. It is not management's intent to hold and operate these assets, but to preserve the value for sale at the appropriate time.

Derivative Cash Settlements

The total cash settlements decreased for fiscal year 2005 as compared to the prior year due to a reduction in the amount of interest rate exchange agreements in place and to a reduction in the net difference between the average rates paid and received. In addition, a total of $22 million of termination fees were paid during fiscal year 2005 to unwind interest rate exchange agreements that were used as part of the funding for loans that were prepaid during the year. The total cash settlements received in fiscal year 2005, prior to the $22 million of termination fees, was $85 million, which is a reduction of $25 million from the prior year.

Derivative Forward Value

During the year ended May 31, 2005, derivative forward value increased $259 million compared to the prior year period. The increase in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the years ended May 31, 2005 and 2004 also includes amortization of $13 million and $17 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. This adjustment will be amortized into earnings over the remaining life of the related derivative contracts.

The Company is required to record the fair value of derivatives on its consolidated balance sheets with changes in the fair value of derivatives that do not qualify for hedge accounting recorded in the consolidated and combined statements of operations as a current period gain or loss. This change in fair value is recorded as the derivative forward value on the consolidated and combined statements of operations. The derivative forward value does not represent a current period cash inflow or outflow, but represents the net present value of the estimated future cash settlements, which are based on the estimate of future interest rates over the remaining life of the derivative contract. The expected future interest rates change often, causing significant changes in the recorded fair value of derivatives and volatility in the reported estimated gain or loss on derivatives in the consolidated and combined statements of operations. Recording the forward value of derivatives results in recording only a portion of the impact on the Company's operations due to future changes in interest rates. Under GAAP, the Company is required to recognize changes in the fair value of its derivatives as a result of expected changes in future interest rates, but there are no provisions for recording changes in the fair value of its loans or debt outstanding as a result of expected changes in future interest rates. As a finance company, the Company passes on its cost of funding through interest rates on loans to members. The Company has demonstrated the ability to pass on its cost of funding to its members through its ability to consistently earn an adjusted TIER in excess of the minimum 1.10 target. The Company has earned an adjusted TIER in excess of 1.10 in every year since 1981. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios.

Foreign Currency Adjustment

There was a decrease in the expense recorded as a foreign currency adjustment of $42 million for the year ended May 31, 2005 as compared to the year ended May 31, 2004 due to the change in currency exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar will cause the value of foreign denominated debt outstanding to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated and combined statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

Operating Margin (Loss)

Operating margin for the year ended May 31, 2005 was $131 million, compared to a loss of $195 million for the prior year period. The significant increase in the operating margin for the year ended May 31, 2005 compared to the prior year period was primarily due to the $259 million increase in the estimated fair value of derivatives. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the year ended May 31, 2005 was $124 million, compared to $99 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin. The adjusted operating margin increased due to the $39 million decrease in the provision for loan losses and the $11 million increase in the gain on foreclosed assets offset by the $25 million decrease in adjusted gross margin. The adjusted operating margin for the year ended May 31, 2005 excluding the net gain of $14 million as a result of loan prepayments and swap terminations was $110 million, an increase of $11 million from the prior year period.

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

Net Margin (Loss)

Net margin for the year ended May 31, 2005 was $127 million, an increase of $305 million compared to a net loss of $178 million for the prior year period. The net margin for the year ended May 31, 2005 and the significant increase from the prior year period was primarily due to the $259 million increase in the estimated fair value of derivatives. The adjusted net margin, which excludes the impact of the derivative forward value, foreign currency adjustments and cumulative effect of change in accounting principle and adds back minority interest, was $122 million and $96 million for the year ended May 31, 2005 and 2004, respectively. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net margin (loss). The adjusted net margin for the year ended May 31, 2005 excluding the net gain of $14 million as a result of loan prepayments and swap terminations was $108 million, an increase of $12 million from the prior year period.

Fiscal Year 2004 versus 2003 Results
The following chart details the results for the year ended May 31, 2004 versus May 31, 2003.

	For the year ended May 31,		Increase/
(Dollar amounts in millions)	2004	2003	(Decrease)
Operating income	$1,007	$1,071	$(64)
Cost of funds	(925)	(940)	15
Gross margin	82	131	(49)
Operating expenses:
General and administrative expenses	(41)	(38)	(3)
Provision for loan losses	(55)	(43)	(12)
Recovery of (provision for) guarantee losses	1	(25)	26
Total operating expenses	(95)	(106)	11

Results of operations of foreclosed assets	13	10	3
Impairment gain (loss) on foreclosed assets	(11)	(20)	9
Total gain (loss) on foreclosed assets	2	(10)	12

Derivative cash settlements	110	123	(13)
Derivative forward value	(229)	757	(986)
Foreign currency adjustments	(65)	(243)	178
Total (loss) gain on derivative and foreign currency adjustments	(184)	637	(821)

Operating (loss) margin	(195)	652	(847)
Income tax expense	(3)	-	(3)
Minority interest - RTFC and NCSC net margin	(2)	-	(2)
Cumulative effect of change in accounting principle	22	-	22
Net (loss) margin	$(178)	$652	$(830)

TIER (1)	-	1.69
Adjusted TIER (2)	1.12	1.17

(1) For the year ended May 31, 2004, the Company reported a net loss prior to the cumulative effect of change in accounting principle of $200 million, thus the TIER calculation results in a value below 1.00.

(2) Adjusted to exclude the impact of the derivative forward value, foreign currency adjustments and minority interest from net margin and include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following table provides a breakout of the change to operating income, cost of funds and gross margin due to changes in loan volume versus changes to interest rates for the years ended May 31, 2004 and 2003.

Volume Rate Variance Table
(Dollar amounts in millions)

	For the years ended May 31,
	2004			2003			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Operating Income
CFC	$ 14,982	$ 673	4.49%	$ 14,876	$ 726	4.88%	$ 5	$ (58)	$ (53)
RTFC	4,809	306	6.37%	4,970	345	6.93%	(11)	(28)	(39)
NCSC	541	28	5.11%	-	-	-	28	-	28
Total	$ 20,332	$ 1,007	4.95%	$ 19,846	$ 1,071	5.40%	$ 22	$ (86)	$ (64)

Cost of Funds
CFC	$ 14,982	$ (607)	(4.06%)	$ 14,876	$ (602)	(4.05%)	$ (4)	$ (1)	$ (5)
RTFC	4,809	(300)	(6.24%)	4,970	(338)	(6.79%)	11	27	38
NCSC	541	(18)	(3.26%)	-	-	-	(18)	-	(18)
Total	$ 20,332	$ (925)	(4.55%)	$ 19,846	$ (940)	(4.74%)	$ (11)	$ 26	$ 15

Gross Margin
CFC	$ 14,982	$ 66	0.44%	$ 14,876	$ 124	0.84%	$ 1	$ (59)	$ (58)
RTFC	4,809	6	0.13%	4,970	7	0.14%	-	(1)	(1)
NCSC	541	10	1.86%	-	-	-	10	-	10
Total	$ 20,332	$ 82	0.40%	$ 19,846	$ 131	0.66%	$ 11	$ (60)	$ (49)

Derivative Cash Settlements (3)
CFC	$16,616	$ 114	0.68%	$14,934	$ 123	0.82%	$ 14	$ (23)	$ (9)
NCSC	83	(4)	(4.38%)	-	-	-	(4)	-	(4)
Total	$ 16,699	$ 110	0.66%	$14,934	$ 123	0.82%	$ 10	$ (23)	$ (13)

Adjusted Cost of Funds
Total	$ 20,332	$ (815)	(4.01%)	$ 19,846	$ (817)	(4.11%)
_____________
(1)	Variance due to volume is calculated using the following formula: ((current average balance - prior year average balance) x prior year rate).
(2)	Variance due to rate is calculated using the following formula: ((current rate - prior year rate) x current average balance).
(3)

For derivative cash settlements, average loan balance represents the average notional amount of derivative contracts outstanding and the rate represents the net difference between the average rate paid and the average rate received for cash settlements during the period.

Operating Income

Operating income for fiscal year 2004 represented a decrease of $64 million as compared to the prior year due to lower yield on average loans outstanding offset by higher average loan volume. The average yield on total loans decreased as a result of reductions to the Company's long-term variable and line of credit interest rates during the year ended May 31, 2004. During the year ended May 31, 2004, the Company reduced its variable interest rates by 65 basis points to 110 basis points, depending on the loan program. The decreases to the Company's interest rates were based on its decision to lower the gross margin yield it was charging its members.

Cost of Funds

The decrease in cost of funds of $15 million for the year ended May 31, 2004 compared to the prior year period was due to a reduction to interest rates in the markets offset by an increase in loan volume as compared to the prior year. Cost of funds for the years ended May 31, 2004 and 2003 includes $9 million and $8 million of expense, respectively, for net cash settlements related to exchange agreements that qualify as effective hedges. The Company's average adjusted cost of funding, which includes derivative cash settlements, for the year ended May 31, 2004 was approximately the same as the prior year. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

Gross Margin

The gross margin spread earned on loans for the year ended May 31, 2004 decreased as a result of the Company's decision to lower interest rates on its loans to members by more than the reduction in the rates it paid on its debt funding. The adjusted gross margin spread earned on loans for the year ended May 31, 2004, which includes derivative cash settlements, was $192 million compared to $254 million for the prior year. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin.

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

The Company reported a $1 million recovery in the provision for guarantee losses for the year ended May 31, 2004 representing a decrease of $26 million from the provision of $25 million recorded for the prior year period. The provision of $25 million for the year ended May 31, 2003 was due to a refinement of the process of estimating the guarantee liability to incorporate the improved internal risk rating system, standard corporate bond default tables and the Company's estimated recovery rates. The total guarantee liability at May 31, 2004 has decreased from May 31, 2003 as a result of the consolidation of NCSC. At May 31, 2003, CFC had a total of $476 million of guarantees of NCSC debt obligations. As a result of the June 1, 2003 consolidation of NCSC, the guaranteed debt became debt of the consolidated company, which eliminated the guarantees. At May 31, 2004 and 2003, 97.8% and 99.7%, respectively, of guarantees were from CFC to its electric members.

Gain (Loss) on Foreclosed Assets

In October and December 2002, the Company received assets as a result of bankruptcy settlements. The Company records the results of operating these assets as the results of operations of foreclosed assets. The Company recorded net margin of $13 million from the operation of foreclosed assets for the year ended May 31, 2004 compared to $10 million for the year ended May 31, 2003. In addition, the Company recognized an impairment loss of $11 million to reflect the decrease in the fair value of certain foreclosed assets during the year ended May 31, 2004 compared to $20 million during the prior year. It is not management's intent to hold and operate these assets, but to preserve the value for sale at the appropriate time. On October 27, 2003, the Company sold the Denton Telecom Partners d/b/a Advantex (telecommunication assets received as part of the CoServ bankruptcy settlement) for $31 million in cash. This sale terminates the Company's responsibilities for all future operations of the telecommunications assets acquired in the bankruptcy settlement with CoServ.

Derivative Cash Settlements

The total cash settlements received in fiscal year 2004 represented a decrease as compared to the prior year due to a reduction in the net difference between the average rate received and the average rate paid on interest rate exchange agreements, offset by an increase in the average notional balance of interest rate exchange agreements outstanding. The Company increased the average amount of exchange agreements outstanding in fiscal year 2004 by approximately 12% as compared to the prior year as part of the funding for its outstanding loan portfolio.

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

The Company is required to record the fair value of derivatives on its consolidated balance sheets with changes in the fair value of derivatives that do not qualify for hedge accounting recorded in the consolidated and combined statements of operations as a current period gain or loss. This change in fair value is recorded as the derivative forward value on the consolidated and combined statements of operations. The derivative forward value does not represent a current period cash inflow or outflow to the Company, but represents the net present value of the estimated future cash settlements, which are based on the estimate of future interest rates over the remaining life of the derivative contract. The expected future interest rates change often, causing significant changes in the recorded fair value of the Company's derivatives and volatility in the reported estimated gain or loss on derivatives in the consolidated and combined statements of operations. Recording the forward value of derivatives results in recording only a portion of the impact on the Company's operations due to future changes in interest rates. Under GAAP, the Company is required to recognize changes in the fair value of its derivatives as a result of expected changes in future interest rates, but there are no provisions for recording changes in the fair value of its loans as a result of expected changes in future interest rates. As a finance company, the Company passes on its cost of funding through interest rates on loans to members. The Company has demonstrated the ability to pass on its cost of funding to its members by consistently earning an adjusted TIER in excess of the minimum 1.10 target. The Company has earned an adjusted TIER in excess of 1.10 in every year since 1981. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios.

Foreign Currency Adjustments

The Company's foreign currency adjustment increased $178 million for the year ended May 31, 2004 as compared to the year ended May 31, 2003 due to the change in currency exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar will cause the value of the Company's outstanding foreign denominated debt to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated and combined statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

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

Cumulative Effect of Change in Accounting Principle

As a result of the implementation of FIN 46(R) on June 1, 2003, the Company consolidated the financial results of NCSC and RTFC. The Company recorded a cumulative effect of change in accounting principle gain of $22 million on the consolidated statement of operations for the year ended May 31, 2004, representing a $3 million increase to the loan loss allowance, a $34 million decrease to the guarantee liability and a $9 million loss representing the amount by which cumulative losses of NCSC exceeded NCSC equity.

Net (Loss) Margin

Net loss for the year ended May 31, 2004 was $178 million, a decrease of $830 million compared to a net margin of $652 million for the prior year period. The net loss for the year ended May 31, 2004 and the significant decrease from the prior year period are primarily due to the $986 million decrease in the estimated fair value of derivatives and the $49 million decrease to gross margin partly offset by the $178 million and $22 million increase in foreign currency adjustments and cumulative effect of change in accounting principle, respectively. The adjusted net margin, which excludes the impact of the derivative forward value, foreign currency adjustments, cumulative effect of change in accounting principle and adds back minority interest was $96 million, compared to $138 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net (loss) margin.

Operating Results as a Percentage of Average Loans Outstanding
The following is a summary of the Company's operating results as a percentage of average loans outstanding for the fiscal years ended May 31, 2005, 2004 and 2003.

	2005		2004		2003
Operating income	5.17%		4.95%		5.40%
Cost of funds	(4.65)%		(4.55)%		(4.74)%
Gross margin	0.52%		0.40%		0.66%
Operating expenses:
General and administrative	(0.22)%		(0.20)%		(0.19)%
Provision for loan losses	(0.08)%		(0.27)%		(0.22)%
Recovery of (provision for) guarantee losses	0.02%		-		(0.12)%
Total operating expenses	(0.28)%		(0.47)%		(0.53)%

Results of operations of foreclosed assets	0.07%		0.06%		0.05%
Impairment loss on foreclosed assets	-		(0.05)%		(0.10)%
Total gain (loss) on foreclosed assets	0.07%		0.01%		(0.05)%

Derivative cash settlements	0.32%		0.54%		0.62%
Derivative forward value	0.15%		(1.12	) %	3.81%
Foreign currency adjustments	(0.12	) %	(0.32)%		(1.22)%
Total gain (loss) on derivative and foreign
currency adjustments	0.35%		(0.90)%		3.21%

Operating margin (loss)	0.66%		(0.96)%		3.29%
Income tax expense	(0.01)%		(0.02)%		-
Minority interest - RTFC and NCSC net margin	(0.01)%		(0.01)%		-
Cumulative effect of change in accounting principle	-		0.11%		-
Net margin (loss)	0.64%		(0.88)%		3.29%
Adjusted gross margin (1)	0.84%		0.94%		1.28%
Adjusted operating margin (2)	0.63%		0.48%		0.70%
___________________________

(1)  Adjusted to include derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.
(2)  Adjusted to exclude derivative forward value and foreign currency adjustments from the operating margin (loss). See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

Liquidity and Capital Resources

Assets

At May 31, 2005, the Company had $20,046 million in total assets, a decrease of $1,395 million, or 7%, from the balance of $21,441 million at May 31, 2004. Net loans outstanding to members totaled $18,382 million at May 31, 2005, a decrease of $1,533 million compared to a total of $19,915 million at May 31, 2004. Net loans represented 92% and 93% of total assets at May 31, 2005 and 2004, respectively. The remaining assets, $1,664 million and $1,526 million at May 31, 2005 and 2004, respectively, consisted of other assets to support the Company's operations, primarily cash and cash equivalents, derivative assets and foreclosed assets. Included in assets at May 31, 2005 and 2004 is $585 million and $577 million, respectively, of derivative assets. Foreclosed assets of $141 million and $248 million at May 31, 2005 and 2004, respectively, relate to assets received from borrowers as part of bankruptcy and/or loan settlements. Foreclosed assets decreased by $107 million due to principal payments on the real estate note portfolio. Other than excess cash invested overnight, the Company does not generally use funds to invest in debt or equity securities.

Loans to Members

Net loan balances decreased by $1,533 million, or 8%, from May 31, 2004 to May 31, 2005. Gross loans decreased by $1,517 million, and the allowance for loan losses increased by $16 million, compared to the prior year end. As a percentage of the portfolio, long-term loans represented 95% and 94% (including secured long-term loans classified as restructured and non-performing) at May 31, 2005 and 2004, respectively. The remaining 5% and 6% at May 31, 2005 and 2004, respectively, consisted of secured and unsecured intermediate-term and line of credit loans.

Long-term fixed rate loans represented 72% of the total long-term loans at May 31, 2005 and 2004. Loans converting from a variable rate to a fixed rate for the year ended May 31, 2005 totaled $690 million, a decrease from the $1,916 million that converted during the year ended May 31, 2004. Offsetting the conversions to the fixed rate were $700 million and $1,218 million of loans that converted from a fixed rate to a variable rate for the years ended May 31, 2005 and 2004, respectively. This resulted in a net conversion of $10 million from a fixed rate to a variable rate for the year ended May 31, 2005 compared to a net conversion of $698 million from a variable rate to a fixed rate for the year ended May 31, 2004. Approximately 68% or $12,936 million of total loans carried a fixed rate of interest at May 31, 2005 compared to 68% or $13,840 million at May 31, 2004. All other loans, including $6,036 million and $6,649 million in loans at May 31, 2005 and 2004, respectively, are subject to interest rate adjustment monthly or semi-monthly.

The decrease in total loans outstanding at May 31, 2005 as compared to May 31, 2004 was due primarily to prepayments of RTFC loans. The $1,517 million decrease in loans includes decreases of $1,792 million in long-term loans, $45 million in intermediate-term loans, $17 million in restructured loans and $5 million in RUS guaranteed loans offset by an increase of $275 million in non-performing loans and $67 million in short-term loans. RTFC and NCSC loans outstanding decreased $1,651 million and $15 million, respectively, offset by the increase in CFC loans outstanding of $149 million. The increase to CFC loans includes increases of $192 million to distribution systems and $1 million to service members and associates offset by a decrease of $44 million to power supply systems.

Loan and Guarantee Portfolio Assessment
Portfolio Diversity

The Company provides credit products (loans, financial guarantees and letters of credit) to its members. The Company's memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication organizations and associated affiliates.

The following chart summarizes loans and guarantees outstanding by segment at May 31, 2005, 2004 and 2003.

	Loans and Guarantees by Member Class
(Dollar amounts in millions)	2005		2004		2003
CFC:
Distribution	$12,771	64%	$12,597	58%	$11,488	54%
Power supply	3,707	18%	3,815	18%	3,922	18%
Statewide and associate	177	1%	246	1%	1,030	5%
CFC Total	16,655	83%	16,658	77%	16,440	77%
RTFC	2,992	15%	4,643	21%	4,948	23%
NCSC	483	2%	519	2%	-	-
Total	$20,130	100%	$21,820	100%	$21,388	100%

The following table summarizes the RTFC segment loans and guarantees outstanding as of May 31, 2005, 2004 and 2003.

(Dollar amounts in millions)	2005		2004		2003
Rural local exchange carriers	$2,358	79%	$3,615	78%	$3,831	77%
Wireless providers	211	7%	267	6%	335	7%
Cable television providers	169	6%	176	4%	185	4%
Long distance carriers	135	5%	340	7%	324	7%
Fiber optic network providers	67	2%	168	4%	191	4%
Competitive local exchange carriers	45	1%	62	1%	64	1%
Other	7	-	15	-	18	-
Total	$2,992	100%	$4,643	100%	$4,948	100%

The Company's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa, Guam and the U.S. Virgin Islands. At May 31, 2005, 2004 and 2003, loans and guarantees outstanding to members in any one state or territory did not exceed 16%, 17% and 17%, respectively, of total loans and guarantees outstanding.

Credit Concentration

The Company's loan portfolio is widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and the U.S. Virgin Islands. At May 31, 2005 and 2004, loans outstanding to borrowers in any state or territory did not exceed 16% of total loans outstanding. In addition to the geographic diversity of the portfolio, the Company limits its exposure to any one borrower. At May 31, 2005 and 2004, the total exposure outstanding to any one borrower or controlled group did not exceed 3.0% of total loans and guarantees outstanding. At May 31, 2005, the ten largest borrowers included four distribution systems, three power supply systems and three telecommunications systems. At May 31, 2004, the ten largest borrowers included two distribution systems, three power supply systems and five telecommunications systems. At May 31, 2005 and 2004, the Company had the following amounts outstanding to its ten largest borrowers:

(Dollar amounts in millions)	2005	% of Total	2004	% of Total
Loans	$3,412	18%	$4,415	22%
Guarantees	227	20%	240	18%
Total credit exposure	$3,639	18%	$4,655	21%

Credit Limitation

CFC, RTFC and NCSC each have policies that limit the amount of credit that can be extended to borrowers. All three policies establish an amount of credit that may be extended to each borrower based on the Company's internal risk rating system. The level of credit that may be extended is the same at CFC and RTFC. The amount of credit for each level of risk rating in the NCSC policy is significantly lower due to the difference in the size of NCSC's balance sheet versus the balance sheets of CFC and RTFC and the types of businesses to which NCSC lends. The board of directors must approve new loan requests from a borrower with a total exposure or unsecured exposure in excess of the limits in the policy.

For the year ended May 31, 2005, the board of directors approved new loan and guarantee facilities totaling $1,321 million to 21 borrowers that had a total or unsecured exposure in excess of the limits set forth in the credit limitation policy. CFC approved new loan facilities totaling $1,074 million to ten borrowers, RTFC approved new loan facilities totaling $157 million to three borrowers and NCSC approved new loan facilities totaling $90 million to eight borrowers in excess of the established credit limits. Of the $1,321 million in loans approved during the year ended May 31, 2005, $321 million were refinancings or renewals of existing loans and $611 million were bridge loans that must be paid off once the borrower obtains long-term financing from RUS.

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

Security Provisions

Except when providing lines of credit and intermediate-term loans, the Company typically lends to its members on a senior secured basis. Long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. Guarantee reimbursement obligations are typically secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, borrowers are also required to set rates designed to achieve certain financial ratios. The Company's unsecured loans and guarantees outstanding at May 31, 2005 and 2004 are summarized below.

	2005	% of Total	2004	% of Total
Loans	$1,516	8%	$1,439	7%
Guarantees	98	8%	122	9%
Total credit exposure	$1,614	8%	$1,561	7%

Portfolio Quality

A total of 64% of the Company's total outstanding credit exposure at May 31, 2005 was to distribution systems. The distribution systems own the power lines and substations that are required to deliver electricity to consumers, both residential customers and business enterprises. Due to the significant capital investment, it is very unlikely that a competing electric company would build the infrastructure required to deliver power to the customers of CFC's distribution system members. In states where CFC's distribution systems may be required to provide access to their lines for other electric companies to deliver electricity, the distribution system will still be allowed to recover the cost of maintaining its system through the rates charged for use of the system by other power companies.

A total of 18% of the Company's total outstanding credit exposure at May 31, 2005 was to power supply systems. Most CFC power supply borrowers sell the majority of their power under all-requirements power contracts to their member distribution systems. These contracts allow, subject to regulatory requirements and competitive constraints, for the recovery of all costs at the power supply level. Due to the contractual connection between the power supply and distribution systems, total combined system equity (power supply equity plus the equity at its affiliated distribution systems) has typically been maintained at the distribution level.

The effectiveness of the all-requirements power contract is dependent on the individual systems' right and ability (legal as well as economic) to establish rates to cover all costs. The boards of directors of most of CFC's power supply and distribution members have the authority to establish rates for their consumer members subject to state and federal regulations, as applicable. Some states regulate rate setting and can therefore override the system's internal rate-setting procedures.

A total of 12% of the Company's total outstanding credit exposure at May 31, 2005 was to rural local exchange carriers. Even with widespread competition in the telecommunications industry, there is very little competition in the territory served by the Company's rural local exchange borrowers. The customers in these areas are primarily residential and small businesses, which have not been the focus of competition among exchange carriers.

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria are met:
*	principal or interest payments on any loan to the borrower are past due 90 days or more,
*	as a result of court proceedings, repayment on the original terms is not anticipated, or
*	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, interest on its loans is generally recognized on a cash basis. When a loan is placed on non-accrual status, CFC typically reverses all accrued and unpaid interest back to the date of the last payment. Alternatively, the Company may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At May 31, 2005 and 2004, the Company had non-performing loans outstanding in the amount of $617 million and $341 million, respectively. All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At May 31, 2005, non-performing loans included $479 million to Innovative Communication Corporation ("ICC"). ICC is a diversified telecommunications company and RTFC borrower headquartered in St. Croix, USVI. Through its subsidiaries, ICC provides wireline local telephone service, long-distance telephone services, cable television service and/or wireless telephone service. A total of $553 million of loans to ICC were classified as performing at May 31, 2004.

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

ICC had been making the regular monthly debt service payments to RTFC in accordance with a stipulation agreement between the companies under which ICC may make the payments and RTFC may accept the payments without prejudice to either party's rights, defenses or claims in the pending litigation. However, ICC did not make the January 31, 2005 debt service payment and did not make the required payment for a secured line of credit that matured on March 20, 2005. As a result of the payment defaults, RTFC classified all loans to ICC as non-performing and placed all loans on non-accrual status as of February 1, 2005. On March 31, 2005, ICC made a partial payment toward its outstanding loan balance with RTFC.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at May 31, 2005.

Non-performing loans at May 31, 2005 and 2004 include a total of $135 million and $340 million, respectively, to VarTec Telecom, Inc. ("VarTec"). The loan balance at May 31, 2004 was reduced during fiscal year 2005 by $119 million in payments, $34 million for offsets of allocated but unretired patronage capital and subordinated capital certificates and $52 million in asset sales. On May 31, 2004, loans to VarTec were reclassified to non-performing and put on non-accrual status as of June 1, 2004 resulting in the application of all payments received against principal.

VarTec is a telecommunications company and RTFC borrower located in Dallas, Texas. RTFC is VarTec's principal senior secured creditor. VarTec and its U.S.-based affiliates filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004 in Dallas, Texas. VarTec is continuing operations pending completion of sales of its remaining operating assets.

RTFC agreed to provide VarTec debtor-in-possession ("DIP") financing up to $20 million, plus temporary additional revolving loans of up to $10 million. The financing available under the temporary additional revolving loans has been reduced to zero and cancelled. As part of an amended and restated credit agreement effective October 7, 2004, VarTec is required to sweep all cash to

RTFC on a daily basis for application first to the DIP financing and then to other RTFC secured debt. As of January 12, 2005, the bankruptcy court approved the financing on a final basis and reserved claims against RTFC and challenges to RTFC's liens until a later date. The deadline for filing such claims was July 6, 2005. On June 10, 2005, the Official Committee of Unsecured Creditors (the "UCC") initiated an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. No other party had filed such a claim by expiration of the deadline. The adversary proceeding asserts the following claims: (i) that RTFC may have engaged in wrongful activities prior to the filing of the bankruptcy proceeding (e.g., RTFC had "control" over VarTec's affairs, RTFC exerted "financial leverage" over VarTec and is liable for VarTec's "deepening insolvency"); (ii) that RTFC's claims against VarTec should be equitably subordinated to the claims of other creditors because of the alleged wrongful activities; and (iii) that certain payments made by VarTec to RTFC and certain liens granted to RTFC are avoidable as preferences or fraudulent transfers or should otherwise be avoided and re-distributed for the benefit of VarTec's bankruptcy estates. The adversary proceeding identifies payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On August 5, 2005, RTFC filed an answer and a motion to dismiss the deepening insolvency claim.

On December 17, 2004, VarTec sold its European operations, and on March 21, 2005, the court approved the sale of certain real estate in Addison, Texas, and miscellaneous personal property. On May 5, 2005, VarTec sold its Canadian operations. On July 29, 2005, the court approved a sale of VarTec's remaining operating assets (the "Domestic Assets Sale"). In August 2005, RTFC received $32 million representing partial payment of proceeds from the Domestic Assets Sale.  Final closing of the Domestic Assets Sale is subject to government approvals; in the interim VarTec will continue to operate its business.

As part of the court order approving the DIP financing, VarTec was allowed to continue to make interest payments on the secured RTFC debt and to make principal payments during periods in which no amount was outstanding under the DIP financing. However pursuant to the terms of the Domestic Assets Sale, pending final closing of such sale, such payments will cease. Under the terms of the Domestic Assets Sale, the asset purchaser has reimbursed RTFC for the current amount outstanding under the DIP facility. In addition, the asset purchaser will be required to provide RTFC with funding for all future advances under the DIP facility. RTFC does not anticipate advancing any additional funds under the existing DIP facility. RTFC may have to put in place and advance additional funds under an administrative DIP facility to be approved by the bankruptcy court.

The court has also ordered that all net proceeds of such sales, including the Domestic Assets Sale, be provisionally applied to RTFC's secured long-term debt. The application is subject to third parties' rights, if any, superior to RTFC's rights and liens, and to further court order to require the return of such funds for use as cash collateral under the Bankruptcy Code.

Based on its analysis, the Company believes that it is adequately reserved against its exposure to VarTec at May 31, 2005.

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

At May 31, 2005 and 2004, restructured loans totaled $601 million and $618 million, respectively, $594 million and $618 million, respectively, of which related to loans outstanding to Denton County Electric Cooperative, Inc. d/b/a CoServ Electric ("CoServ"). All CoServ loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at May 31, 2005 and 2004 represented 2.9% and 2.8% of the Company's total loans and guarantees outstanding, respectively.

To date, CoServ has made all required payments under the restructured loan. Under the agreement, CoServ will be required to make quarterly payments to CFC through 2037. Under the agreement, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC under its restructure agreement. As of May 31, 2005, no amounts have been advanced to CoServ under this loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the restructured loan for $415 million plus an interest payment true up after December 13, 2007 and for $405 million plus an interest payment true up after December 13, 2008.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change. The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At May 31, 2005 and 2004, CFC had impaired loans totaling $1,208 million and $959 million, respectively. At May 31, 2005 and 2004, CFC had specifically reserved a total of $404 million and $233 million, respectively, to cover impaired loans.

NON-PERFORMING AND RESTRUCTURED LOANS

(Dollar amounts in millions)	As of May 31,
	2005	2004	2003
Non-performing loans	$617	$341	$-
Percent of loans outstanding	3.25%	1.66%	0.00%
Percent of loans and guarantees outstanding	3.06%	1.57%	0.00%

Restructured loans	$601	$618	$629
Percent of loans outstanding	3.17%	3.02%	3.23%
Percent of loans and guarantees outstanding	2.99%	2.83%	2.94%

Total non-performing and restructured loans	$1,218	$959	$629
Percent of loans outstanding	6.42%	4.68%	3.23%
Percent of loans and guarantees outstanding	6.05%	4.40%	2.94%

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

The corporate credit committee makes recommendations to the boards of directors regarding write-offs of loan balances. In making its recommendation to write off all or a portion of a loan balance, the corporate credit committee considers various factors including cash flow analysis and the collateral securing the borrower's loans. Since inception in 1969, CFC has recorded write-offs totaling $147 million and recoveries totaling $32 million for a net loan loss amount of $115 million. In the past five fiscal years, CFC has recorded write-offs totaling $50 million and recoveries totaling $15 million for a net loan loss of $35 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses. The following chart presents a summary of the allowance for loan losses at May 31, 2005, 2004 and 2003.

(Dollar amounts in millions)	2005	2004	2003
Beginning balance	$574	$511	$478
Provision for loan losses	16	55	43
Change in allowance due to consolidation (1)	-	6	-
Net recoveries (write-offs)	-	2	(10)
Ending balance	$590	$574	$511

Loan loss allowance by segment:
CFC	$589	$572	$511
NCSC	1	2	-
Total	$590	$574	$511

As a percentage of total loans outstanding	3.11%	2.80%	2.62%
As a percentage of total non-performing loans outstanding	95.62%	168.33%	-
As a percentage of total restructured loans outstanding	98.17%	92.88%	81.24%
_________________________________________

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

There was an increase of $16 million to the balance of the Company's loan loss allowance at May 31, 2005 compared to May 31, 2004. The increase to CFC's loan loss allowance at May 31, 2005 as compared to the prior year was due to an increase in the calculated impairments of $171 million offset by a decrease of $97 million for high-risk loans and a reduction of $58 million to the allowance for all other loans. The increase to the calculated impairments was due to both an increase in the principal balance of loans classified as impaired and to an increase in the variable interest rates at May 31, 2005 as compared to the prior year. The decrease to the allowance for high-risk loans was due to a decrease in the principal balance of loans classified as high risk. The reduction to the allowance for all other loans was due to a significant reduction in the balance of loans outstanding at May 31, 2005 as compared to the prior year.

The balance of NCSC's loan loss allowance at May 31, 2005 represented a decrease of $1 million compared to May 31, 2004 due to a decrease in the principal balance of NCSC consumer loans.

Liabilities, Minority Interest and Equity

Liabilities, minority interest and equity totaled $20,046 million at May 31, 2005, a decrease of $1,395 million or 7% from the balance of $21,441 million at May 31, 2004. CFC obtains funding in the capital markets through the issuance of commercial paper, medium-term notes, collateral trust bonds and subordinated deferrable debt which make up a large portion of the liabilities on the consolidated balance sheets.

Liabilities

Total liabilities at May 31, 2005, were $19,259 million, a decrease of $1,465 million from $20,724 million at May 31, 2004. The decrease to liabilities was due to decreases in long-term debt of $2,957 million, subordinated certificates of $174 million, derivative liabilities of $51 million, accrued interest payable of $18 million, deferred income of $13 million and guarantee liability of $3 million offset by increases of $1,612 million in short-term debt, $135 million in subordinated deferrable debt and $4 million in other liabilities.

Short-Term Debt and Long-Term Debt
The following chart provides a breakout of debt outstanding.

(Dollar amounts in millions)	May 31, 2005	May 31, 2004	Increase/(Decrease)
Short-term debt:
Commercial paper (1)	$4,261	$3,525	$736
Bank bid notes	100	100	-
Long-term debt with remaining maturities less than one year	3,551	2,365	1,186
Foreign currency valuation account	40	-	40
Short-term debt reclassified as long-term (2)	(5,000)	(4,650)	(350)
Total short-term debt	2,952	1,340	1,612
Long-term debt:
Collateral trust bonds	2,946	5,392	(2,446)
Long-term notes payable	91	107	(16)
Medium-term notes	5,444	6,276	(832)
Foreign currency valuation account	221	234	(13)
Short-term debt reclassified as long-term (2)	5,000	4,650	350
Total long-term debt	13,702	16,659	(2,957)
Subordinated deferrable debt	685	550	135
Members' subordinated certificates	1,491	1,665	(174)
Total debt outstanding	$18,830	$20,214	$(1,384)

Percentage of fixed rate debt (3)	67%	70%
Percentage of variable rate debt (4)	33%	30%
Percentage of long-term debt	84%	93%
Percentage of short-term debt	16%	7%
____________________
(1) Includes $271 million and $223 million related to the daily liquidity fund at May 31, 2005 and 2004, respectively.

(2) Reclassification of short-term debt to long-term debt is based on the Company's ability to borrow under its revolving credit agreements and refinance short-term debt on a long-term basis, subject to the conditions therein.

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

Total debt outstanding at May 31, 2005 decreased by $1,384 million as compared to May 31, 2004 due to the significant reduction to loans outstanding. The short-term debt increased $1,612 million from May 31, 2004 to May 31, 2005 due to increases of $736 million in commercial paper and daily liquidity fund balances, $1,186 million in long-term debt due within one year and $40 million in the foreign currency valuation account offset by the $350 million increase in the amount of short-term debt supported by revolving credit agreements and reclassified as long-term. The decrease to long-term debt of $2,957 million is primarily due to the prepayment of RTFC loans. Subordinated deferrable debt increased $135 million due to the issuance of 5.95% subordinated notes in February 2005. The decrease to subordinated certificates was due to the offset of subordinated certificates against loans outstanding for two borrowers and to certificates applied as part of the prepayment of loans.

Short-Term Debt

Short-term debt consists of commercial paper, daily liquidity fund, bank bid notes and long-term debt due within one year. The foreign currency valuation account reflects the adjustment to the foreign denominated medium-term notes based on current foreign currency exchange rates. At May 31, 2005, short-term debt consisted of $2,873 million in dealer commercial paper, $989 million in commercial paper issued to the Company's members, $128 million in commercial paper issued to certain nonmembers, $100 million in bank bid notes, $271 million in the daily liquidity fund and $3,591 million in collateral trust bonds, medium-term notes and long-term notes payable that mature within one year. The Company reclassifies a portion of its short-term debt as long-term, based on the ability (subject to certain conditions) and intent, if necessary, to borrow under its revolving credit agreements. The Company reclassified $5,000 million and $4,650 million of short-term debt as long-term at May 31, 2005 and 2004, respectively.

Other information with regard to short-term debt at May 31, is as follows:

(Dollar amounts in thousands)	2005	2004	2003
Weighted average maturity outstanding at year-end: (1)
Short-term debt (2)	22 days	20 days	18 days
Long-term debt maturing within one year	294 days	162 days	195 days
Total	145 days	76 days	123 days
Average amount outstanding during the year (1):
Short-term debt (2)	$4,355,579	$3,173,167	$2,971,540
Long-term debt maturing within one year	1,834,883	2,913,723	2,744,803
Total	6,190,462	6,086,890	5,716,343
Maximum amount outstanding at any month-end during the year (1):
Short-term debt (2)	4,816,367	3,758,428	3,681,822
Long-term debt maturing within one year	3,591,374	3,427,560	3,453,048

(1) Prior to reclassification of short-term debt supported by the revolving credit agreements to long-term debt.
(2) Includes the daily liquidity fund and bank bid notes and does not include long-term debt due in less than one year.

Commercial Paper

At May 31, 2005 and 2004, the Company had $3,990 million and $3,302 million, respectively, outstanding in commercial paper with a weighted average maturity of 23 days and 21 days, respectively. Commercial paper notes are issued with maturities up to 270 days and are senior unsecured obligations of the Company. Commercial paper sold directly by the Company and outstanding to its members and others totaled $1,117 million and $1,003 million at May 31, 2005 and 2004, respectively. Commercial paper sold through dealers totaled $2,873 million and $2,299 million at May 31, 2005 and 2004, respectively. Included in this amount, the Company has a program to issue commercial paper in Europe with $818 million and $217 million outstanding at May 31, 2005 and 2004, respectively. The commercial paper sold in Europe may be denominated in foreign currencies. At May 31, 2005 and 2004, there were no amounts outstanding denominated in foreign currencies. The increase to the total amount of commercial paper outstanding at May 31, 2005, as compared to the prior year, was due to an increase in the amount of backup liquidity available under the Company's revolving credit agreements and to an increase in the balance of short-term loans outstanding. The Company intends to limit its issuance of dealer commercial paper and bank bid notes to 15% or less of total debt outstanding in order to reduce the dependency on its ability to continually roll over a large balance of commercial paper funding. However at May 31, 2005, dealer commercial paper and bank bid notes totaled 16% of total debt outstanding compared to 12% at May 31, 2004.

Bank Bid Notes

The Company obtains funds from various banking institutions under bank bid note arrangements, similar to bank lines of credit. The notes are issued for terms up to three months and are unsecured obligations of the Company. At May 31, 2005 and 2004, the Company had $100 million outstanding in bank bid notes and these notes had a weighted average maturity of 24 days and 20 days, respectively.

Daily Liquidity Fund

The daily liquidity fund, consisting of funds invested by the Company's members, totaled $271 million as of May 31, 2005 compared to $223 million at May 31, 2004. These funds are available on demand by the member investor, not subject to stated maturity dates, and the notes are unsecured obligations of CFC.

Long-Term Debt

During fiscal year 2005, long-term debt outstanding decreased by $2,957 million compared to the prior year-end. The decrease in long-term debt outstanding was due primarily to the prepayment of loans offset by an increase of $350 million to the amount of short-term debt supported by the revolving credit agreements and reclassified as long-term debt.

Collateral Trust Bonds

At May 31, 2005, the Company had $5,394 million in collateral trust bonds outstanding. Collateral trust bonds are issued for terms of two years to 30 years. Under its collateral trust bond indentures, CFC must pledge as collateral cash, permitted investments or eligible mortgage notes from its distribution system borrowers, in an amount at least equal to the outstanding principal amount of collateral trust bonds. At May 31, 2005, CFC had pledged $7,293 million in mortgage notes, $218 million of RUS guaranteed loans qualifying as permitted investments and $2 million in cash. A total of $2,448 million of collateral trust bonds are scheduled to mature during fiscal year 2006 and are reported as short-term debt.

Medium-Term Notes

At May 31, 2005, the Company had $6,792 million outstanding in medium-term notes. Medium-term notes are senior unsecured obligations of the Company and are issued for terms of nine months to 30 years. Medium-term notes outstanding to the Company's members totaled $275 million at May 31, 2005. The remaining $6,517 million were sold through dealers to investors. A total of $1,127 million of medium-term notes are scheduled to mature during fiscal year 2006.

At May 31, 2005 and 2004, the Company had a total of $1,366 million and $1,339 million, respectively, of foreign denominated medium-term notes. As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt for the current period is reported on the consolidated and combined statements of operations as foreign currency adjustments. At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreements to fix the exchange rate on all principal and interest payments through maturity. At May 31, 2005 and 2004, respectively, the reported amount of foreign denominated debt includes a valuation adjustment of $261 million and $234 million due to changes in the value of the Euro and Australian dollar versus the U.S. dollar since the time the debt was issued.

Long-Term Notes Payable

At May 31, 2005 and 2004, respectively, the Company had $107 million and $116 million in long-term notes payable. Long-term notes payable represents unsecured obligations issued by NCSC to provide funding to its members. Payments are due on the long-term notes payable from 2006 through 2022, with a total of $16 million due in fiscal year 2006.

Subordinated Deferrable Debt

At May 31, 2005 and 2004, the Company had $685 million and $550 million, respectively, outstanding in subordinated deferrable debt. Subordinated deferrable debt represents quarterly income capital securities and subordinated notes that are unsecured obligations of the Company, subordinate and junior in right of payment to senior debt and the debt obligations guaranteed by the Company, but senior to subordinated certificates. Subordinated deferrable debt has been issued for periods of up to 49 years. The Company has the right at any time and from time to time during the term of the subordinated deferrable debt to suspend interest payments for a period not exceeding 20 consecutive quarters. The Company has the right to call the subordinated deferrable debt any time after five years, at par. To date, the Company has not exercised its option to suspend interest payments. In February 2005, CFC issued $135 million of 5.95% subordinated notes due 2045.

Members' Subordinated Certificates

Members' subordinated certificates include both membership subordinated certificates and loan and guarantee subordinated certificates, all of which are subordinate to other CFC debt. As a condition of becoming a CFC member, CFC generally requires the purchase of membership subordinated certificates. At May 31, 2005 and 2004, membership subordinated certificates totaled $663 million and $650 million, respectively. These certificates generally mature in 100 years from issuance and pay interest at 5% per annum. At May 31, 2005, loan and guarantee subordinated certificates totaled $828 million and carried a weighted average interest rate of 1.66% compared to $1,015 million with a weighted average interest rate of 1.29% at May 31, 2004. Loan subordinated certificates decreased by $195 million and guarantee subordinated certificates increased by $8 million from May 31, 2004 to May 31, 2005. The loan and guarantee subordinated certificates are long-term instruments, which may amortize at a rate equivalent to that of the loan or guarantee to which they relate. The decrease to the loan and guarantee subordinated certificates of $187 million for the year ended May 31, 2005 is primarily due to offsets totaling $91 million applied to RTFC loans to certain impaired and high risk borrowers, $137 million applied toward loan prepayments and maturities and amortization of certificates of $27 million offset by the purchase of $68 million of new certificates. At May 31, 2005, members' subordinated certificates carry a weighted average interest rate of 3.07% compared to a rate of 2.69% for the prior year. Members may be required to purchase loan and guarantee subordinated certificates in conjunction with the receipt of a loan or credit enhancement based on their leverage ratio (total debt and credit enhancements from CFC divided by total equity investments in CFC). Members that have a leverage ratio with CFC in excess of a level in the policy are required to purchase additional subordinated certificates as a condition to receiving a long-term loan or credit enhancement. CFC paid a total of $46 million and $47 million, respectively, in interest to holders of subordinated certificates in fiscal years 2005 and 2004.

Minority Interest

Minority interest on the consolidated balance sheets at May 31, 2005 and 2004 was $19 million and $21 million, respectively. The minority interest reported at May 31, 2005 and 2004 represents RTFC and NCSC members' equity, to which CFC's members have no claim. In consolidation, the amount of the subsidiary equity to which the parent company's members have no claim is shown as minority interest. CFC does not own any interest in RTFC and NCSC, but is required to consolidate under FIN 46(R) as it is the primary beneficiary of a variable interest in RTFC and NCSC. RTFC and NCSC are members of CFC. RTFC and NCSC are considered variable interest entities because they are very thinly capitalized, dependent on CFC for all funding and operated by CFC under a management agreement. CFC is considered the primary beneficiary of the variable interests in RTFC and NCSC due to a guarantee agreement, under which it is responsible for absorbing the majority of RTFC and NCSC expected losses. On June 1, 2003, the date the Company implemented FIN 46 (R), a total of $20 million of RTFC equity was reclassified from the combined equity at May 31, 2003 and added to minority interest.

During the year ended May 31, 2005, the balance of minority interest was impacted by the offset of $1 million of unretired RTFC patronage capital allocations against outstanding loan balances to certain impaired and high risk borrowers and the retirement of $3 million of patronage capital to RTFC members in January 2005, offset by $2 million of minority interest net margin for the year ended May 31, 2005.

Equity
The following chart provides a breakout of the equity balances.

(Dollar amounts in millions)	May 31, 2005	May 31, 2004	Increase/(Decrease)
Membership fees	$1	$1	$-
Education fund	1	1	-
Members' capital reserve	164	131	33
Allocated net margin	357	352	5
Unallocated margin (1)	-	(2)	2
Total members' equity	523	483	40
Prior year cumulative derivative forward
value and foreign currency adjustments	225	523	(298)
Current period derivative forward value (2)	31	(233)	264
Current period foreign currency adjustments	(23)	(65)	42
Total retained equity	756	708	48
Accumulated other comprehensive income (loss)	13	(12)	25
Total equity	$769	$696	$73

(1) The May 31, 2004 balance includes NCSC equity which is included in consolidated equity rather than minority interest since it was in a deficit equity position at that time and therefore represented a charge to CFC.

(2) Represents the derivative forward value gain (loss) recorded by CFC for the period.

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

At May 31, 2005, equity totaled $769 million, an increase of $73 million from May 31, 2004. During the year ended May 31, 2005, CFC retired a total of $78 million of patronage capital which was offset by net margin of $127 million and a reduction to the other comprehensive loss related to derivatives of $25 million.

Contractual Obligations
The following table summarizes the contractual obligations at May 31, 2005 and the related principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding						Remaining
Instrument	Balance	2006	2007	2008	2009	2010	Years
Short-term debt (1)	$7,952	$7,952	$-	$-	$-	$-	$-
Long-term debt (2)	8,702	-	1,644	1,101	493	1,473	3,991
Subordinated deferrable debt (3)	685	-	-	-	-	-	685
Members' subordinated certificates (4)	1,109	12	26	4	20	4	1,043
Total contractual obligations	$18,448	$7,964	$1,670	$1,105	$513	$1,477	$5,719
(1) Includes commercial paper, bank bid notes, daily liquidity fund and long-term debt due in less than one year prior to reclassification of $5,000 million to long-term debt.
(2) Excludes $5,000 million reclassification from short-term debt.
(3) Subordinated deferrable debt is listed at the earliest call date for each issue.

(4) Excludes loan subordinated certificates totaling $382 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $30 million. In fiscal year 2005, amortization represented 7% of amortizing loan subordinated certificates outstanding.

Off-Balance Sheet Obligations
Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment.
			Increase/
(Dollar amounts in millions)	May 31, 2005	May 31, 2004	(Decrease)
Long-term tax-exempt bonds	$738	$781	$(43)
Debt portions of leveraged lease transactions	12	15	(3)
Indemnifications of tax benefit transfers	142	160	(18)
Letters of credit	197	307	(110)
Other guarantees	69	68	1
Total	$1,158	$1,331	$(173)

CFC	$1,150	$1,302	$(152)
NCSC	8	29	(21)
Total	$1,158	$1,331	$(173)

The decrease in total guarantees outstanding at May 31, 2005 compared to May 31, 2004 was due primarily to a reduction in the amount of letters of credit and normal amortization on long term tax-exempt bonds and tax benefit transfers.

At May 31, 2005 and 2004, the Company had recorded a guarantee liability totaling $16 million and $19 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at May 31, 2005 and 2004 totaled $16 million and $19 million, respectively, based on management's estimate of the Company's exposure to losses within the guarantee portfolio. At May 31, 2005 and 2004, 99% and 98% of guarantees, respectively, were related to CFC and the remaining amounts were related to NCSC. The Company uses factors such as internal borrower risk rating, remaining maturity period, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of less than $1 million at May 31, 2005 and 2004 relates to the Company's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. The non-contingent obligation is estimated based on guarantee fees received for guarantees issued. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. The Company has recorded a non-contingent obligation for all new guarantees since January 1, 2003 in accordance with FIN 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees

of Indebtedness of Others (an interpretation of SFAS 5, 57, and 107 and rescission of FIN 34). The Company received and deferred fees of $0.6 million, $0.8 million and $0.5 million for the year ended May 31, 2005 and 2004 and for the period from January 1, 2003 to May 31, 2003, respectively, related to new guarantees issued during the periods.

The following table summarizes the off-balance sheet obligations at May 31, 2005 and the related principal amortization and maturities by fiscal year.

(Dollar amounts in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
Instrument	Balance	2006	2007	2008	2009	2010	Years
Guarantees (1)	$1,158	$243	$111	$84	$87	$74	$559

(1) On a total of $692 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Commitments
Unadvanced Commitments

At May 31, 2005, the Company had unadvanced commitments totaling $11,694 million, a decrease of $117 million compared to the balance of $11,577 million at May 31, 2004. Unadvanced commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, it does not anticipate funding most of these commitments. Approximately 52% and 49% of the outstanding commitments at May 31, 2005 and 2004, respectively, were for short-term or line of credit loans. Substantially all above mentioned credit commitments contain material adverse change clauses, thus for a borrower to qualify for the advance of funds, the Company must be satisfied that there has been no material change since the loan was approved.

Unadvanced commitments do not represent off-balance sheet liabilities and have not been included in the chart summarizing off-balance sheet obligations above. The Company has no obligation to advance amounts to a borrower that does not meet the minimum conditions as determined by CFC's credit underwriting policy in effect at the time the loan was approved. If there has been a material adverse change in the borrower's financial condition, the Company is not required to advance funds. Therefore, unadvanced commitments are classified as contingent liabilities. Amounts advanced under these commitments would be classified as performing loans since the members are required to be in good financial condition to be eligible to receive the advance of funds.

Ratio Analysis
Leverage Ratio

The leverage ratio is calculated by dividing total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at May 31, 2005 was 26.56, a decrease from 31.70 at May 31, 2004. The decrease in the leverage ratio is due to a decrease of $1,465 million to total liabilities, a decrease of $173 million in guarantees and an increase of $73 million in total equity, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital Resources". For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At May 31, 2005 and 2004, the adjusted leverage ratio was 6.49 and 7.07, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation. The decrease in the adjusted leverage ratio is due to a decrease in adjusted liabilities of $1,397 million and a decrease of $173 million in guarantees. The decrease in adjusted liabilities is due to decreases in subordinated certificates of $174 million, derivative liabilities of $51 million, debt used to fund loans guaranteed by RUS of $5 million offset by increases in subordinated deferrable debt of $135 million and the foreign currency valuation account of $27 million. The balance of adjusted equity was approximately the same at May 31, 2005 and 2004. The Company will retain the flexibility to further amend its policies to retain members' investments in the Company consistent with contractual obligations and maintaining acceptable financial ratios. In addition to the adjustments made to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreement.

Debt to Equity Ratio

The debt to equity ratio is calculated by dividing total liabilities outstanding by total equity. The debt to equity ratio, based on this formula, at May 31, 2005 was 25.05, a decrease from 29.79 at May 31, 2004. The decrease in the debt to equity ratio was due to decreases of $1,465 million in total liabilities and an increase of $73 million to equity, as discussed above and under the Liabilities, Minority Interest and Equity section of "Liquidity and Capital Resources". For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At May 31, 2005 and 2004, the adjusted debt to equity ratio was 6.07 and 6.58, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation. The decrease in the adjusted debt to equity ratio is due to a decrease in adjusted liabilities of $1,397 million. CFC will retain the flexibility to further amend its policies to retain members' investments in CFC consistent with contractual obligations and maintaining acceptable financial ratios.

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

Revolving Credit Agreements
The following is a summary of the Company's revolving credit agreements at May 31:

(Dollar amount in millions)	2005	2004	Termination Date	Facility fee per annum (1)
Three-year agreement	$1,740	$1,740	March 30, 2007	0.10 of 1%
Five-year agreement	1,975	-	March 23, 2010	0.09 of 1%
364-day agreement (2)	1,285	-	March 22, 2006	0.07 of 1%
364-day agreement (2)	-	1,740	March 29, 2005	0.085 of 1%
364-day agreement (2)	-	1,170	March 29, 2005	0.085 of 1%
	$5,000	$4,650
(1)	Facility fee determined by CFC's senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2)

Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods.  For the agreement in place at May 31, 2005, if converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.125 of 1% per annum.

Up-front fees of between 0.03 and 0.13 of 1% were paid to the banks based on their commitment level in each of the agreements in place at May 31, 2005, totaling in aggregate $3 million, which will be amortized as expense over the life of the agreements. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of 0.10 of 1% must be paid on the outstanding balance.  The utilization fee is 0.10 of 1% for the 364-day and five-year agreements and 0.15 of 1% for the three-year agreement outstanding at May 31, 2005.

As of May 31, 2005 and 2004, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

For the purpose of the revolving credit agreements, net margin, senior debt and total equity are adjusted to exclude the non-cash adjustments related to SFAS 133 and 52. Adjusted TIER represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. Senior debt represents the sum of subordinated deferrable debt, members' subordinated certificates, minority interest and total equity. Senior debt includes guarantees; however, it excludes:

*	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor's Corporation or Baa1 by Moody's Investors Service;
*	indebtedness incurred to fund RUS guaranteed loans; and
*	the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor's Corporation or a financial strength rating of Aaa by Moody's Investors Service.

The following represents the Company's required financial ratios at or for the year ended May 31:

	Requirement	2005	2004

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.08	1.15

Minimum adjusted TIER at fiscal year end (1)	1.05	1.14	1.12

Maximum senior debt	10.00	6.30	6.87
(1)	The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Based on the ability to borrow under the bank line facilities, the Company classified $5,000 million and $4,650 million, respectively, of its short-term debt outstanding as long-term debt at May 31, 2005 and 2004.

Asset/Liability Management

A key element of the Company's funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margin and retain liquidity. Throughout the asset/liability management discussion, the term repricing refers to the resetting of interest rates for a loan and does not represent the maturity of a loan. Therefore, loans that reprice do not represent amounts that will be available to service debt or fund the Company's operations.

Matched Funding Policy

The Company measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At May 31, 2005, the Company had $12,730 million of fixed rate assets amortizing or repricing, funded by $10,488 million of fixed rate liabilities maturing during the next 30 years and $1,673 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $569 million, or 2.84% of total assets and 2.92% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans. The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans. Variable rate assets which reprice monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes.

Certain of the Company's collateral trust bonds, subordinated deferrable debt and medium-term notes were issued with early redemption provisions. To the extent borrowers are allowed to convert their fixed rate loans to a variable interest rate and to the extent it is beneficial, the Company takes advantage of these early redemption provisions. However, because conversions and prepayments can take place at different intervals from early redemptions, the Company charges conversion fees designed to compensate for any additional interest rate risk it assumes.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at May 31, 2005.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of May 31, 2005

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$1,683	$3,083	$2,258	$3,134	$1,953	$619	$12,730
Total assets	$1,683	$3,083	$2,258	$3,134	$1,953	$619	$12,730

Liabilities and members' equity:
Long-term debt	$1,249	$2,653	$2,250	$3,132	$489	$715	$10,488
Subordinated certificates	47	74	60	83	919	74	1,257
Members' equity (1)	13	26	27	91	259	-	416
Total liabilities and members' equity	$1,309	$2,753	$2,337	$3,306	$1,667	$789	$12,161

Gap (2)	$374	$330	$(79)	$(172)	$286	$(170)	$569
Cumulative gap	$374	$704	$625	$453	$739	$569
Cumulative gap as a % of total assets	1.87%	3.51%	3.12%	2.26%	3.69%	2.84%
Cumulative gap as a % of adjusted total assets (3)	1.92%	3.62%	3.21%	2.33%	3.80%	2.92%
_____________________
(1)

Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed rate assets. See "Non-GAAP Financial Measures" for further explanation of why CFC uses members' equity in its analysis of the funding of its loan portfolio.

(2)	Assets less liabilities and members' equity.
(3)	Adjusted total assets represents total assets in the consolidated balance sheets less derivative assets.

Derivative and Financial Instruments

All financial instruments to which the Company was a party at May 31, 2005 were entered into or contracted for purposes other than trading. The following table provides the significant balances and contract terms related to the financial instruments at May 31, 2005.

(Dollar amounts in millions)			Principal Amortization and Maturities
	Outstanding							Remaining
Instrument	Balance	Fair Value	2006	2007	2008	2009	2010	Years
Investments	$2	$2	$2	$-	$-	$-	$-	$-
Average rate	2.96%		2.96%	-	-	-	-	-
Long-term fixed rate loans (1)	12,715	12,034	628	618	653	614	602	9,600
Average rate	5.57%		5.25%	5.32%	5.36%	5.50%	5.56%	5.63%
Long-term variable rate loans (2)	4,022	4,022	304	238	229	229	205	2,817
Average rate (3)	5.52%		-	-	-	-	-	-
Intermediate-term loans (4)	10	10	10	-	-	-	-	-
Average rate	5.91%		5.91%	-	-	-	-	-
Line of credit loans (5)	967	967	967	-	-	-	-	-
Average rate (3)	4.99%		4.99%	-	-	-	-	-
RUS Guaranteed FFB Refinance	40	40	2	2	2	2	2	30
Average rate (3)	3.46%		-	-	-	-	-	-
Non-performing loans (6)	617	392	-	-	-	-	-	617
Average rate	-		-	-	-	-	-	-
Restructured loans (7)	601	581	8	8	10	13	14	548
Average rate	0.08%		-	-	-	-	-	-
Liabilities and equity:
Short-term debt (8)	7,952	7,978	7,952	-	-	-	-	-
Average rate	3.84%		3.84%	-	-	-	-	-
Medium-term notes (9)	5,665	6,319	-	1,528	86	253	1,258	2,540
Average rate	6.51%		-	5.73%	3.99%	5.61%	5.76%	7.52%
Collateral trust bonds (9)	2,946	3,015	-	100	998	225	200	1,423
Average rate	5.05%		-	7.30%	4.45%	5.75%	5.70%	5.11%
Long-term notes payable	91	106	-	16	16	16	16	27
Average rate	4.94%		-	3.36%	3.41%	3.35%	3.11%	8.80%
Subordinated deferrable debt	685	689	-	-	-	-	-	685
Average rate	6.86%		-	-	-	-	-	6.86%
Subordinated certificates (10)	1,109	N/A	12	26	4	20	4	1,043
Average rate	4.17%		4.51%	4.32%	3.90%	2.69%	3.30%	4.19%

45

_____________________________
(1)	The principal amount of fixed rate loans is the total of scheduled principal amortizations without consideration for loans that reprice. Includes $211 million of loans guaranteed by RUS.
(2)	Long-term variable rate loans include $7 million of loans guaranteed by RUS.
(3)	Variable rates are set the first day of each month.
(4)	There is no scheduled amortization for intermediate-term variable rate loans.
(5)	The principal amount of line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.
(6)	The Company's non-performing loans are currently under litigation, therefore amortization schedule and interest accrual rate cannot be estimated for future periods.
(7)	Amortization based on expected repayment schedule. Interest accrual rate cannot be estimated for future periods.
(8)	Short-term debt includes commercial paper, bank bid notes and long-term debt due in less than one year prior to reclassification of $5,000 million to long-term debt.
(9)	Prior to reclassification of $5,000 million from short-term debt.
(10)

Fair value has not been included as it is impracticable to develop a discount rate that measures fair value (see Note 13 to the consolidated and combined financial statements). Excludes loan subordinated certificates totaling $382 million that amortize annually based on the outstanding balance of the related loan, therefore there is no scheduled amortization. Over the past three years, annual amortization on these certificates has averaged $30 million. In fiscal year 2005, amortization represented 7% of amortizing loan subordinated certificates outstanding.

The following table provides the notional amount, average rate paid, average rate received and maturity dates for the interest rate exchange agreements to which the Company was a party at May 31, 2005.

(Dollar amounts in millions)	Notional		Notional Amortization and Maturities
	Principal							Remaining
Instruments	Amount	Fair Value	2006	2007	2008	2009	2010	Years
Interest rate exchange agreements	$13,693	$208	$2,900	$1,915	$884	$839	$1,853	$5,302
Average rate paid	4.225%
Average rate received	4.848%

The following table provides the notional amount in U.S. dollars, average exchange rate and maturity dates for the cross currency and cross currency interest rate exchange agreements to which the Company was a party at May 31, 2005.

(Dollar amounts in millions)	Notional		Notional Amortization and Maturities
	Principal							Remaining
Instruments	Amount	Fair Value	2006	2007	2008	2009	2010	Years
Cross currency and cross currency
interest rate exchange agreements	$1,106	$298	$390	$716	$-	$-	$-	$-
Average exchange rate - Euro	1.032
Average exchange rate - Australian dollar	1.506

At May 31, 2005 and 2004, the Company was a party to interest rate exchange agreements with a total notional amount of $13,693 million and $15,485 million, respectively. The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide the Company a lower cost of funding or minimize interest rate risk. The Company will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically change the interest rate on $6,643 million as of May 31, 2005 and $7,435 million as of May 31, 2004 of debt used to fund long-term fixed rate loans from a variable rate to a fixed rate. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $7,050 million and $8,050 million, respectively, of collateral trust bonds and medium-term notes as of May 31, 2005 and 2004. The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of May 31, 2005 and 2004, the Company was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,106 million related to medium-term notes denominated in foreign currencies. Cross currency and cross currency interest rate exchange agreements with a total notional amount of $824 million at May 31, 2005 and 2004 in which CFC receives Euros and pays U.S. dollars, and $282 million at May 31, 2005 and 2004 in which CFC receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, cross currency interest rate exchange agreements totaling $716 million at May 31, 2005 and 2004 synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

Market Risk

The Company's primary market risks are interest rate risk and liquidity risk. The Company is also exposed to counterparty risk as a result of entering into interest rate, cross currency and cross currency interest rate exchange agreements.

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 45). The analysis indicates the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. The Company's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets, excluding derivative assets. At May 31, 2005 and 2004, fixed rate loans funded with variable rate debt represented 2.84% and 1.18% of total assets, respectively, and 2.92% and 1.22% of total assets excluding derivative assets, respectively. At May 31, 2005, the Company had $569 million of excess fixed rate assets compared to fixed rate liabilities and members' equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. The Company uses variable rate debt, members' subordinated certificates and members' equity to fund variable rate loans. At May 31, 2005 and 2004, 32% of loans carried variable interest rates.

The Company faces liquidity risk in the funding of its loan portfolio. The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are required to be paid down annually. On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity. At May 31, 2005, the Company has a total of $3,591 million of long-term debt maturing during the next twelve months. The Company funds the loan portfolio with a variety of debt instruments and its members' equity. The Company typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include the Company maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At May 31, 2005 and 2004, the Company had a total of $5,000 million and $4,650 million in revolving credit agreements and bank lines of credit. In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At May 31, 2005 and 2004, there was a total of $2,973 million and $2,399 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 16% and 12%, respectively, of the Company's total debt outstanding.

To facilitate entry into the debt markets, the Company maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 49). The Company also maintains shelf registrations with the SEC for its collateral trust bonds, medium-term notes and subordinated deferrable debt. At May 31, 2005 and 2004, the Company had effective shelf registrations totaling $2,075 million related to collateral trust bonds, $4,244 million and $4,534 million related to medium-term notes and $165 million and $300 million related to subordinated deferrable debt, respectively. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. The Company also has commercial paper and medium-term note issuance programs in Europe and Australia. At May 31, 2005 and 2004, the Company had $818 million and $217 million of commercial paper, respectively, and $1,045 million and $1,035 million, respectively, of medium-term notes outstanding under the European program and $321 million and $304 million, respectively, of medium-term notes outstanding under the Australian program. At May 31, 2005, the Company had total internal issuance authority totaling $1,000 million and $4,000 million related to commercial paper and medium-term notes in the European market, respectively, and $2,000 million related to medium-term notes in the Australian market.

The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings. At May 31, 2005 and 2004, the Company was a party to interest rate exchange agreements with notional amounts totaling $13,693 million and $15,485 million, respectively, and cross currency and cross currency interest rate exchange agreements with notional amounts totaling $1,106 million. To date, the

Company has not experienced a failure of a counterparty to perform as required under any of these agreements. At May 31, 2005, the Company's interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from AAA to BBB as assigned by Standard & Poor's Corporation.

The Company currently uses two types of interest rate exchange agreements: (1) the Company pays a fixed rate and receives a variable rate and (2) the Company pays a variable rate and receives a fixed rate. The following chart provides a breakout of the interest rate exchange agreements at May 31, 2005 by type of agreement.

(Dollar amounts in millions)	Notional Amount	Average Rate Paid	Average Rate Received
Pay fixed / receive variable	$6,643	3.906%	3.282%
Pay variable / receive fixed	7,050	4.526%	6.323%
Total	$13,693	4.225%	4.848%

Foreign Currency Risk

The Company may issue commercial paper, medium-term notes or bonds denominated in foreign currencies. For any such obligation issued, the Company expects to enter into a cross currency or cross currency interest rate exchange agreement with a highly-rated counterparty. At May 31, 2005, the Company had a total of $824 million and $282 million of medium-term notes denominated in Euros and Australian dollars, respectively, for which cross currency and cross currency interest rate exchange agreements were in place obligating the Company to pay interest and principal in U.S. dollars based on an exchange rate fixed at the date of issuance. At May 31, 2004, CFC had $824 million and $282 million of medium-term notes denominated in Euros and Australian dollars. The Company's foreign currency valuation account, which represents the change in the foreign exchange rate from the date of issuance to the reporting date, increased the debt balance by $261 million and $234 million at May 31, 2005 and 2004, respectively. The change in the value of the foreign denominated debt is reported in the consolidated and combined statements of operations as foreign currency adjustments. The change in the fair value of cross currency exchange agreements that qualify for hedge accounting is initially recorded to accumulated other comprehensive income and then reclassified to foreign currency adjustments.  The change in the fair value of the foreign denominated debt and the change in the fair value of the related cross currency and cross currency interest rate exchange agreements are approximately the same amount and offsetting in the consolidated and combined statements of operations.  The change in the fair value of the cross currency and interest rate exchange agreements that do not qualify for hedge accounting is recorded to the derivative forward value line.

Rating Triggers

The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. At May 31, 2005, there are rating triggers associated with $10,625 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,125 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,500 million.

At May 31, 2005, the Company 's exchange agreements had a derivative fair value of $44 million, comprised of $47 million that would be due to the Company and $3 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $271 million, comprised of $316 million that would be due to the Company and $45 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated. See chart on page 49 for CFC's senior unsecured credit ratings as of May 31, 2005.

Credit Ratings

The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings. The following table presents the Company's credit ratings at May 31, 2005 and 2004.

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

Standard & Poor's Corporation, Moody's Investors Service, and Fitch Ratings have the Company's ratings on stable outlook.

Member Investments
At May 31, 2005 and 2004, members' investments provided 17.7% and 16.9%, respectively, of total assets as follows:

MEMBERSHIP INVESTMENTS

(Dollar amounts in millions)	2005	% of Total (1)	2004	% of Total (1)
Commercial paper (2)	$1,260	30%	$1,196	34%
Medium-term notes	275	4%	275	4%
Members' subordinated certificates	1,491	100%	1,665	100%
Members' equity (3)	524	100%	483	100%
Total	$3,550		$3,619
Percentage of total assets	17.7%		16.9%
Percentage of total assets less derivative assets (3)	18.2%		17.3%
______________________
(1) Represents the percentage of each line item outstanding to CFC members.
(2) Includes the $271 million and $223 million related to the daily liquidity fund at May 31, 2005 and 2004, respectively.
(3) See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

The total amount of member investments decreased $69 million at May 31, 2005 compared to May 31, 2004 due to the $174 million decrease in members' subordinated certificates offset by the $64 million increase in member commercial paper and the $41 million increase in members' equity.

Financial and Industry Outlook

Loan Growth

The Company expects that the balance of the loan portfolio will remain relatively stable or decline slightly in the event that certain telecommunications borrowers make prepayments on their loans. For its fiscal year ending September 30, 2006, the amount of funding proposed by the House of Representatives for RUS direct lending and loan guarantees is $1.2 billion and $2.1 billion, respectively. The Senate Appropriations Committee approved the same amounts proposed by the House of Representatives except for an additional $700 million for loan guarantees. Loans from the Federal Financing Bank ("FFB") with an RUS guarantee represent a lower cost option for rural electric utilities compared to the Company. The Company anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems. The Company anticipates that the RTFC loan balance will continue to decline due to long-term loan amortization and lower levels of capital expenditure requirements and asset acquisitions in the rural telecommunications marketplace.

Liquidity

At May 31, 2005, the Company had $4,361 million of commercial paper, daily liquidity fund and bank bid notes and $3,591 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. Members held commercial paper (including the daily liquidity fund) totaling $1,260 million or approximately 30% of the total commercial paper outstanding at May 31, 2005. Commercial paper issued through dealers and bank bid notes represented 16% of total debt outstanding at May 31, 2005. The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during fiscal year 2006. During the next twelve months, the Company plans to refinance the $3,591 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt. At May 31, 2005, the Company had effective registration statements covering $2,075 million of collateral trust bonds, $4,244 million of medium-term notes and $165 million of subordinated deferrable debt. In addition, the Company limits the amount of commercial paper issued to the amount of back-up liquidity provided by its revolving credit agreements so that there is 100% coverage of outstanding commercial paper. The Company has Board authorization to issue up to $1,000 million of commercial paper and $4,000 million of medium-term notes in the European market and $2,000 million of medium-term notes in the Australian market.

In June 2005, CFC entered into a bond purchase agreement with the FFB and a bond guarantee agreement with RUS resulting in a $1 billion loan facility under the Rural Electric Development Loan and Guarantee ("REDLG") program. Under this program, CFC is eligible to borrow up to the amount of the outstanding loans that it has issued concurrent with RUS loans. At May 31, 2005, CFC had a total of $2,681 million outstanding on loans issued concurrently with RUS. Under the program, CFC will pay a fee of 30 basis points per annum to RUS for the guarantee of principal and interest payments to FFB. In July 2005, CFC submitted a second application for an additional $1.5 billion facility.  CFC has applied for an advance of $450 million and anticipates the advance to occur by the end of August 2005.

In July 2005, the Company sold $500 million of 4.656% notes to the Federal Agricultural Mortgage Corporation due in 2008 and secured by the pledge of CFC mortgage notes.

Equity Retention

At May 31, 2005, the Company reported total equity of $769 million, an increase of $73 million from $696 million reported at May 31, 2004. Under GAAP, the Company's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements and the impact of future expected currency exchange rates on its currency exchange agreements. It is difficult to predict the future changes in the Company's reported GAAP equity, due to the uncertainty of the movement in future interest and currency exchange rates. In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of SFAS 133 and 52.

The Company believes the adjusted equity balance as reported in the Non-GAAP Financial Measure section of this report will continue to increase. The Company has established a members' capital reserve to which a portion of adjusted net margin may be allocated each year. The balance of the members' capital reserve was $164 million at May 31, 2005. The adjusted equity total typically declines slightly in the first quarter each year due to the retirement of patronage capital to its members. Then over the remaining three quarters of the year the accumulated adjusted net margin for the period is typically sufficient to increase the adjusted equity to a level greater than the prior year end. The same condition may or may not be true for the GAAP reported equity, which will depend on the impact of future expected changes to interest and currency exchange rates on the fair value of interest rate and currency exchange agreements. See "Non-GAAP Financial Measures" for further explanation of the adjustments made to exclude the non-cash impacts of SFAS 133 and 52 and for a reconciliation of the non-GAAP measures to the applicable GAAP measures.

Adjusted Gross Margin

It is anticipated that the adjusted gross margin spread for fiscal year 2006 will be approximately the same as or slightly lower than the 84 basis points for the year ended May 31, 2005. The Company's goal as a not-for-profit, member-owned financial cooperative is to provide financial products and services to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. Thus, the Company does not try to maximize the adjusted gross margin it earns on its loans to members. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to gross margin and TIER.

Adjusted Leverage and Adjusted Debt to Equity Ratios

The Company expects the ratios at May 31, 2006 to be slightly lower than at May 31, 2005 due to an expected decrease in debt outstanding. The Company expects that adjusted net margins earned during fiscal year 2006 will offset the reduction to members' equity in the first quarter due to the retirement of previously allocated net margins. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to net margins.

Loan Impairment

When the Company's variable interest rates increase, the calculated loan impairment for certain restructured loans will increase and when the Company's variable interest rates decrease, the calculated impairment will decrease. The calculated impairment under SFAS 114, as amended, represents an opportunity cost, as it is a comparison of the yield that the Company would have earned on the original loan versus the expected yield on the restructured loan. The Company will have to adjust the specific reserve it holds for impaired loans based on changes to its variable interest rates, which could impact the balance of the loan loss allowance and the consolidated statements of operations through an increased provision for loan losses or as an increase to income through the recapture of amounts previously included in the provision for loan losses. Based on market expectations, it is anticipated that the Company's long-term variable and line of credit interest rates may increase in the near term resulting in an increase to calculated impairments. As the Company's interest rates increase, its operating income and gross margin will increase giving it the financial flexibility to provide for additions to the loan loss allowance to cover increased loan impairments. At this time, an increase of 25 basis points to the Company's variable interest rates results in an increase of $10 million to the calculated impairment.

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

VarTec and ICC

The Company is currently in litigation related to the collection of amounts due from RTFC borrowers VarTec and ICC. While the Company believes it has valid claims against and is the primary secured creditor to both borrowers, there is always some level of uncertainty associated with litigation. VarTec has entered into agreements to sell substantially all of its operating assets and its remaining assets represent various claims that the estate has against third parties. It is expected that the VarTec loan will remain on non-accrual status with respect to the recognition of interest income while the sale of its domestic assets is finalized. The ICC litigation is expected to last for the next 12 to 18 months. As a result of the recent missed payments, RTFC has placed ICC on non-accrual status as of February 1, 2005. The Company will continue to adjust the loan loss allowance held for both VarTec and ICC based on the most current information available.

Credit Concentration
CFC plans to strictly monitor the amount of loans extended to its largest borrowers to manage its credit concentration downward.

Loan Loss Allowance

At this time it is difficult to estimate the total amount of loans that will be written off during fiscal year 2006. Due to the consolidation with NCSC, there will be write-offs and recoveries reported every quarter. There are write-offs and recoveries taken by NCSC each quarter in the consumer loan program. These amounts are relatively insignificant and have historically been less than $1 million per quarter. The Company believes that the current loan loss allowance of $590 million, which includes specific reserves of $404 million for impaired borrowers, and the loan loss provision, if any, during fiscal year 2006 will be sufficient to allow the loan loss allowance to be adequate at May 31, 2006.

Foreclosed Assets

In August 2005, the Company sold real estate assets for $30 million. The Company acquired these real estate assets as part of a bankruptcy settlement in 2002. The real estate assets sold by the Company had been accounted for as foreclosed assets. The Company estimates that its fiscal year 2006 first quarter results of operations of foreclosed assets will include a gain of approximately $2 million from the sale.

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

Non-GAAP Financial Measures

The Company makes certain adjustments to financial measures in assessing its financial performance that are not in accordance with GAAP. These non-GAAP adjustments fall primarily into two categories: (1) adjustments related to the calculation of the TIER ratio, and (2) adjustments related to the calculation of leverage and debt to equity ratios. These adjustments reflect management's perspective on the Company's operations, and in several cases adjustments used to measure covenant compliance under its revolving credit agreements, and thus the Company believes these are useful financial measures for investors. The Company refers to its non-GAAP financial measures as "adjusted" throughout this document.

Adjustments to the Calculation of the TIER Ratio

The Company's primary performance measure is TIER. TIER is calculated by adding the cost of funds to net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds. The TIER is a measure of the Company's ability to cover interest expense requirements on its debt. The Company adjusts the TIER calculation to add the derivative cash settlements to the cost of funds, to add minority interest net margin back to total net margin and to remove the derivative forward value and foreign currency adjustments from total net margin. Adding the cash settlements back to the cost of funds also has a corresponding effect on the Company's adjusted gross margin and adjusted operating margin. The Company makes these adjustments to its TIER calculation for the purpose of covenant compliance on its revolving credit agreements. The revolving credit agreements require the Company to achieve an average adjusted TIER ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless the Company has achieved an adjusted TIER ratio of at least 1.05 for the preceding fiscal year. The Company's average adjusted TIER for the past six quarters was 1.08 and the Company's adjusted TIER for the year ended May 31, 2005 was 1.14. CFC's goal is to maintain a minimum adjusted annual TIER of 1.10.

The Company uses derivatives to manage interest rate and foreign currency exchange risk on its funding of the loan portfolio. The derivative cash settlements represent the amount that the Company receives from or pays to its counterparties based on the interest rate indexes in its derivatives that do not qualify for hedge accounting. The Company adjusts the reported cost of funding to include the derivative cash settlements. The Company uses the adjusted cost of funding to set interest rates on loans to its members and believes that the cost of funds adjusted to include derivative cash settlements represents its total cost of funding for the period. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its cost of funds to include the derivative cash settlements. TIER calculated by adding the derivative cash settlements to the cost of funds reflects management's perspective on its operations and thus, the Company believes that it represents a useful financial measure for investors.

The derivative forward value and foreign currency adjustments do not represent cash inflows or outflows to the Company during the current period. The derivative forward value represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements for all periods through the maturity of its derivatives that do not qualify for hedge accounting. Foreign currency adjustments represent the change in value of foreign denominated debt resulting from the change in foreign currency exchange rates during the current period. The derivative forward value and foreign currency adjustments do not represent cash inflows or outflows that affect the Company's current ability to cover its debt service obligations. The forward value calculation is based on future interest rate expectations that may change daily creating volatility in the estimated forward value. The change in foreign currency exchange rates adjusts the debt balance to the amount that would be due at the reporting date. At the issuance date, the Company enters into a foreign currency exchange agreement for all foreign denominated debt that effectively fixes the exchange rate for all interest and principal payments. For the purpose of making operating decisions, the Company subtracts the derivative forward value and foreign currency adjustments from its net margin when calculating TIER and for other net margin presentation purposes. The covenants in the Company's revolving credit agreements also exclude the effects of derivative forward value and foreign currency adjustments. In addition, since the derivative forward value and foreign currency adjustments do not represent current period cash flows, the Company does not allocate such funds to its members and thus excludes the derivative forward value and foreign currency adjustments from net margin when making certain presentations to its members and in calculating the amount of net margins to be allocated to its members. TIER calculated by excluding the derivative forward value and foreign currency adjustments from net margin reflects management's perspective on its operations and thus, the Company believes that it represents a useful financial measure for investors.

The implementation of SFAS 133 and foreign currency adjustments have also impacted the Company's total equity. The derivative forward value and foreign currency adjustments flow through the consolidated and combined statements of operations as income or expense, increasing or decreasing the total net margin for the period. The total net margin or net loss for the period represents an increase or decrease, respectively, to total equity. As a result of implementing SFAS 133, the Company's total equity includes other comprehensive income, which represents estimated unrecognized gains and losses on derivatives. The other comprehensive income component of equity does not flow through the consolidated and combined statements of operations. As stated above, the derivative forward value and foreign currency adjustments do not represent current cash inflow or outflow. The other comprehensive income is also an estimate of future gains and losses and as such does not represent earnings that the Company can use to fund its loan portfolio. Financial measures calculated with members' equity, which is total equity excluding the impact of SFAS 133 and foreign currency adjustments, reflect management's perspective on its operations and thus, the Company believes that they represent a useful measure of its financial condition.

The following chart provides a reconciliation between cost of funds, gross margin, operating margin, and net margin and these financial measures adjusted to exclude the impact of SFAS 133 and foreign currency adjustments for the years ended May 31, 2005, 2004 and 2003.

	Year Ended May 31,
	2005	2004	2003
(Dollar amounts in thousands)
Cost of funds	$(922,063)	$(925,652)	$(939,332)
Adjusted to include: Derivative cash settlements	63,044	110,087	122,825
Adjusted cost of funds	$(859,019)	$(815,565)	$(816,507)

Gross margin	$104,063	$81,641	$131,543
Adjusted to include: Derivative cash settlements	63,044	110,087	122,825
Adjusted gross margin	$167,107	$191,728	$254,368

Operating margin (loss)	$130,587	$(194,584)	$651,970
Adjusted to exclude: Derivative forward value	(29,875)	229,132	(757,212)
Foreign currency adjustments	22,893	65,310	243,220
Adjusted operating margin	$123,605	$99,858	$137,978

Margin (loss) prior to cumulative
effect of change in accounting principle	$126,529	$(200,390)	$651,970
Adjusted to include: Minority interest net margin	2,540	1,989	-
Adjusted to exclude: Derivative forward value	(29,875)	229,132	(757,212)
Foreign currency adjustments	22,893	65,310	243,220
Adjusted net margin	$122,087	$96,041	$137,978

TIER using GAAP financial measures is calculated as follows:

Cost of funds + net margin prior to cumulative
TIER =	effect of change in accounting principle
Cost of funds

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted cost of funds + adjusted net margin
Adjusted cost of funds

The following chart provides the TIER and adjusted TIER for the years ended May 31, 2005, 2004 and 2003.

	Year Ended May 31,
	2005	2004	2003
TIER (1)	1.14	-	1.69
Adjusted TIER	1.14	1.12	1.17

(1) For the year ended May 31, 2004, CFC reported a net loss prior to the cumulative effect of change in accounting principle of $200 million, thus the TIER calculation results in a value below 1.00.

Adjustments to the Calculation of Leverage and Debt to Equity

The Company calculates the leverage ratio by adding total liabilities to total guarantees and dividing by total equity. The Company calculates the debt to equity ratio by dividing total liabilities by total equity. The Company adjusts these ratios to (i) subtract debt used to fund loans that are guaranteed by RUS from total debt, (ii) subtract from total debt, and add to total equity, debt with equity characteristics issued to its members and in the capital markets, (iii) include minority interest as equity and (iv) to exclude the impact of non-cash SFAS 133 and foreign currency adjustments from its total liabilities and total equity. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to make these adjustments to its leverage ratio calculation. The revolving credit agreements prohibit the Company from incurring senior debt in an amount in excess of ten times the sum of equity, members' subordinated certificates, minority interest and subordinated deferrable debt, as defined by the agreements. The Company makes these same adjustments to its debt to equity ratio as the only difference between the leverage ratio and the debt to equity ratio is the addition of guarantees to liabilities in the leverage ratio. In addition to the adjustments the Company makes to calculate the adjusted leverage ratio, guarantees to the Company member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreement.

The Company is an eligible lender under the RUS loan guarantee program. Loans issued under this program carry the U.S. Government's guarantee of all interest and principal payments. Thus, the Company has little or no risk associated with the collection of principal and interest payments on these loans. Therefore, the Company believes that there is little or no risk related to the repayment of the liabilities used to fund RUS guaranteed loans and subtracts such liabilities from total liabilities for the purpose of calculating its leverage and debt to equity ratios. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its leverage ratio by subtracting liabilities used to fund RUS guaranteed loans from total liabilities. The leverage and debt to equity ratios adjusted to subtract debt used to fund RUS guaranteed loans from total liabilities reflect management's perspective on its operations and thus, the Company believes that these are useful financial measures for investors.

The Company requires that its members purchase subordinated certificates as a condition of membership and as a condition to obtaining a loan or guarantee. The subordinated certificates are accounted for as debt under GAAP. The subordinated certificates have long-dated maturities and pay no interest or pay interest that is below market and under certain conditions the Company is prohibited from making interest payments to members on the subordinated certificates. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its leverage ratio by subtracting members' subordinated certificates from total liabilities and adding members' subordinated certificates to total equity. The leverage and debt to equity ratios adjusted to treat members' subordinated certificates as equity rather than debt reflect management's perspective on its operations and thus, the Company believes that these are useful financial measures for investors.

The Company also sells subordinated deferrable debt in the capital markets with maturities of up to 49 years and the option to defer interest payments. The characteristics of subordination, deferrable interest and long-dated maturity are all equity characteristics. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its leverage ratio by subtracting subordinated deferrable debt from total liabilities and adding it to total equity. The leverage and debt to equity ratios adjusted to treat subordinated deferrable debt as equity rather than debt reflect management's perspective on its operations and thus, the Company believes that these are useful financial measures for investors.

As a result of implementing SFAS 133, the Company's consolidated balance sheets include the fair value of its derivative instruments. As noted above, the amounts recorded are estimates of the future gains and losses that CFC may incur related to its derivatives. The amounts do not represent current cash flows and are not available to fund current operations. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its leverage ratio by excluding the impact of implementing SFAS 133 from liabilities and equity. The leverage and debt to equity ratios adjusted to exclude the impact of SFAS 133 from liabilities and equity reflect management's perspective on its operations and thus, the Company believes that these are useful financial measures for investors.

As a result of issuing foreign denominated debt and the implementation of SFAS 133 which discontinued the practice of recording the foreign denominated debt and the related currency exchange agreement as one transaction, the Company must adjust the value of such debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance in accordance with SFAS 52. At the time of issuance of all foreign denominated debt, the Company enters into a foreign currency exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The adjustments to the value of the debt on the consolidated balance sheets are reported on the consolidated and combined statements of operations as foreign currency adjustments. The adjusted debt value at the reporting date does not represent the amount that the Company will ultimately pay to retire the debt, unless the current exchange rate is equal to the exchange rate in the related foreign currency exchange agreement or the counterparty fails to honor its obligations under the agreement. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its leverage ratio by excluding the impact of foreign currency valuation adjustments from liabilities and equity. The leverage and debt to equity ratios adjusted to exclude the impact of SFAS 52 reflect management's perspective on its operations and thus, the Company believes that these are useful financial measures for investors.

FIN 46(R) requires the Company to consolidate the results of operations and financial condition of RTFC and NCSC even though the Company has no financial interest or voting control over either company. In consolidation, the amount of the subsidiary equity that is owned or due to investors other than the parent company is shown as minority interest. Prior to consolidation, the RTFC members' equity was combined with the Company's equity and therefore included in total equity. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust total equity to include minority interest. The leverage and debt to equity ratio adjusted to treat minority interest as equity reflect management's perspective on its operations and thus, the Company believes that these are useful financial measures for investors.

The following chart provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures reflecting the adjustments noted above, as of the five years ended May 31, 2005.

	May 31,
(Dollar amounts in thousands)	2005	2004	2003	2002	2001
Liabilities	$19,258,675	$20,724,339	$20,097,047	$20,042,604	$19,619,743
Less:
Derivative liabilities (1)	(78,471)	(129,915)	(353,840)	(254,143)	-
Foreign currency valuation account (2)	(260,978)	(233,990)	(325,810)	2,355	-
Debt used to fund loans guaranteed by RUS	(258,493)	(263,392)	(266,857)	(242,574)	(182,134)
Subordinated deferrable debt	(685,000)	(550,000)	(650,000)	(600,000)	(550,000)
Subordinated certificates	(1,490,750)	(1,665,158)	(1,708,297)	(1,691,970)	(1,581,860)
Adjusted liabilities	$16,484,983	$17,881,884	$16,792,243	$17,256,272	$17,305,749

Total equity	$768,761	$695,734	$930,836	$328,731	$393,899
Less:
Prior year cumulative derivative forward value and
foreign currency adjustments (1)(2)	(224,716)	(523,223)	(9,231)	-	-
Current period derivative forward value (1)(3)(4)	(30,781)	233,197	(757,212)	(70,261)	-
Current period foreign currency adjustments (2)	22,893	65,310	243,220	61,030	-
Accumulated other comprehensive (income) loss (1)	(12,574)	12,108	46,763	72,556	-
Subtotal members' equity	523,583	483,126	454,376	392,056	393,899
Plus:
Subordinated certificates	1,490,750	1,665,158	1,708,297	1,691,970	1,581,860
Subordinated deferrable debt	685,000	550,000	650,000	600,000	550,000
Minority interest (5)	18,652	21,165	-	-	-
Adjusted equity	$2,717,985	$2,719,449	$2,812,673	$2,684,026	$2,525,759

Guarantees	$1,157,752	$1,331,299	$1,903,556	$2,056,385	$2,217,559

55

______________________
(1) No adjustment for SFAS 133 is necessary for periods prior to CFC's implementation of SFAS 133 in fiscal year 2002.

(2) No adjustment for foreign currency is required prior to CFC's implementation of SFAS 133 in fiscal year 2002. Prior to that date, CFC was allowed under SFAS 52 to account for the foreign denominated debt and the related cross currency exchange agreement as one transaction in the cost of funds.

(3) Represents the derivative forward value gain (loss) recorded by CFC for the period.
(4) At May 31, 2002, amount includes $28,383 related to the cumulative effect of change in accounting principle for the implementation of SFAS 133.
(5) No adjustments required for minority interest prior to the implementation of FIN 46(R) in fiscal year 2004.

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
Adjusted equity

The following chart provides the leverage and debt to equity ratios, as well as the adjusted ratios, as of the five years ended May 31, 2005. The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

	May 31,
	2005	2004	2003	2002	2001
Leverage ratio	26.56	31.70	23.64	67.23	55.44
Adjusted leverage ratio	6.49	7.07	6.65	7.20	7.73

Debt to equity ratio	25.05	29.79	21.59	60.97	49.81
Adjusted debt to equity ratio	6.07	6.58	5.97	6.43	6.85

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion on pages 47 to 49.

Item 8.	Financial Statements and Supplementary Data.

The consolidated and combined financial statements, auditors' reports and quarterly financial results are included on pages 69 through 107 (see Note 16 to consolidated and combined financial statements for a summary of the quarterly results of CFC's operations).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("the Exchange Act"). At the end of the period covered by this report, based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to the date we performed our evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a)	Directors

		Director	Date present
Name	Age	since	term expires
James P. Duncan (President of CFC)	58	2000	2006
Cletus Carter (Vice President of CFC)	64	2001	2007
Terryl Jacobs (Secretary-Treasurer of CFC)	46	2002	2005
Roger Arthur	58	2003	2006
Roger A. Ball	60	2003	2006
Ronald Bergh	62	2005	2007
Darlene H. Carpenter	59	2001	2007
Glenn English	64	1994	2005
Harold Foley	71	2004	2007
Steven J. Haaven	54	2003	2006
Gary Harrison	44	2005	2006
Craig A. Harting	47	2002	2005
Jim Herron	48	2005	2008
Martin Hillert, Jr.	51	2004	2007
Tom Kirby	50	2002	2005
Reuben McBride	58	2005	2008
Gale Rettkowski	59	2001	2006
Ronald P. Salyer	40	2003	2006
Darryl Schriver	40	2004	2007
Charles Wayne Whitaker	55	2003	2006
Bobby W. Williams	68	2001	2007
Eric P. Yould	60	2001	2007

(b)	Executive Officers
			Held present
Title	Name	Age	office since
President and Director	James P. Duncan	58	2005
Vice President and Director	Cletus Carter	64	2005
Secretary-Treasurer and Director	Terryl Jacobs	46	2005
Governor and Chief Executive Officer	Sheldon C. Petersen	52	1995
Senior Vice President of Member Services and General Counsel	John J. List	58	1997
Senior Vice President and Chief Financial Officer	Steven L. Lilly	55	1994
Senior Vice President of Operations	John T. Evans	55	1997
Senior Vice President of Corporate Relations	Richard E. Larochelle	52	1998
Senior Vice President of RTFC	Lawrence Zawalick	47	2000
Senior Vice President of Credit Risk Management	John M. Borak	60	2002

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

Mr. Duncan has been Chief Executive Officer ("CEO") and General Manager of Sumter Electric Cooperative, Inc. in Sumterville, FL since 1990. In addition, Mr. Duncan has been a director of Seminole Electric Cooperative since 1990, and currently serves as chairman of the Rate Committee. He has been a board member of Florida Electric Cooperatives Association since 1990 and served as president. He has been vice president of Sumter County Economic Development Council since January 2000. Mr. Duncan is a member of the RTFC Lender Advisory Council. He has served on the SunTrust Bank, Nature Coast Division Board since 2001 and is active in numerous other community organizations.

Mr. Carter has served as a director of Tri-County Electric Cooperative in Hooker, OK since 1977. In addition, he has also been director of Oklahoma Association of Electric Cooperatives since 1992 and currently serves on the Government Relations Committee. He is a member of the RTFC Lender Advisory Council and is past president of Tri-County and Oklahoma Association of Electric Cooperatives. Mr. Carter has been owner of High Plains Seed Company since 1983 and co-owner of Triple C Cattle Company in Forgan, OK since 1998.

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

Mr. Arthur has been a board member of Allamakee-Clayton Electric Cooperative in Postville, IA since 1992 and has served as president since 1993. Mr. Arthur is a director and former president of the Iowa Association of Electric Cooperatives and chairs the Regulatory Affairs Committee. He is a board member and secretary of the Cooperative Development Services of Iowa, Wisconsin and Minnesota and a director of the Fayette County Economic Development Commission. Since 1972, Mr. Arthur has been owner and operator of Arthur's Country Place Inc, a family farm corporation.

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

Mr. Bergh has been director of Golden Valley Electric Association, Inc. in Fairbanks, AK since 1981 and served as president from 1984 to 1992. Mr. Bergh has represented Alaska's cooperative electric utilities on the NRECA Board of Directors since 1990. Prior to becoming NRECA president in May 2005, he served as vice-president from March to May 2005 and secretary-treasurer from 2003 to 2005. Mr. Bergh was the owner/manager of Bergh Inc., a full service elevator contractor, in Fairbanks, AK from 1975 to 2000, and the owner of Alaska Lifts, an elevator repair company in Fairbanks, AK from 2000 to 2003. He has been a director of Denali State Bank, Fairbanks, AK since 1985, and a director of AlasConnect, in Fairbanks, AK since 1999.

Ms. Carpenter has served on the Rappahannock Electric Cooperative Board since 1984 and was board chair from 1997 to 2000. At present, she holds position on the Audit Committee and the By-Laws Committee for Rappahannock Electric Cooperative. She is also a member of the RTFC Lender Advisory Council and has served on the Safety Committee of the VA, MD, DE Association of Electric Cooperatives since 1997. Ms. Carpenter was Vice President of Wachovia Bank NA in Culpeper, VA from 1999 to 2001. She held a part-time Business Development Officer position at 2nd Bank & Trust in Culpeper, VA from 2001 until 2003 and has been active in numerous other community organizations.

Mr. English has been CEO of NRECA in Washington, DC since March 1994. He served in the United States House of Representatives from 1975 to 1994 where he served on the House Agriculture Committee from 1975 to 1994 and was Chairman of the House Agricultural Subcommittee on Environment, Credit and Rural Development from 1989 to 1994. He has been a director of National Rural Telecommunications Cooperative in Herndon, VA since 1994.

Mr. Foley has served as a director of Brown-Atchison Electric Cooperative Association, Inc. in Horton, KS since 1984. He has been board president of Brown-Atchison Electric Cooperative Association since 1991 and held the position of board vice president in 1990. He was a real estate broker with Jepson & Associates in Valley Falls, KS from 1991 until his retirement in June 2003.

Mr. Haaven has been president and CEO of Wild Rice Electric Cooperative in Mahnomen, MN since 1987 and serves on the Minnkota Power Cooperative Manager Advisory Committee. He is also a member of the Karian/Peterson Powerline Contracting Board, the Northern Safety & Security Board and president of Carr's Tree Service board. He previously served as CEO, under a shared Management Agreement, of Wild Rice Electric Cooperative/Red River Valley Cooperative in Halstad, MN from 1998 to 1999. Mr. Haaven is a former member of the Rural Electric Political Action Committee Board at Minnesota Rural Electric Association.

Mr. Harrison has served as General Manager of Dixie Electric Cooperative in Union Springs, AL since 1997. Mr. Harrison has been vice chairman of the Alabama Rural Electric Association since April 2005. He has served as board member of Alabama Electric Cooperatives since April 1997 and chairman of the Marketing and Industrial Development Committee since May 2002. Since January 2001, Mr. Harrison has served as CEO and president of Cooperative Utility Services, LLC.

Mr. Harting has been General Manager of Sullivan County REC in Forksville, PA since September 1989. He became a member of the board of United Utility Supply, Inc., in Louisville, KY in June 1995 and served on the Management Advisory Committee of the NRECA sponsored Wood Quality Control Program from March 2001 to March 2005. Mr. Harting also served as a member of the RTFC Lender Advisory Committee from March 2003 to March 2005. He has been a member of the board of Partners in Distance Learning in Ashland, PA, since December 1998 and also from 1993 to 1996. Mr. Harting is a member of the Sullivan County Industrial Development Authority, Northern Tier Regional Planning and Development Commission, and Workforce Investment Board of Towanda, PA.

Mr. Herron has served as General Manager of Mountain View Electric Association, Inc. in Limon, CO since 1996. Prior to that position, Mr. Herron was General Manager at Farmers' Electric Cooperative in Clovis, NM from 1993 to 1996. Mr. Herron currently serves on the Colorado Electric Education Institute. Previously, he served as chair of the Colorado Rural Electric Managers Association and board member of the New Mexico Rural Electric Association.

Mr. Hillert has been CEO and General Manager of Adams Columbia Electric Cooperative in Friendship, WI since 1996. In addition, he serves as chairman of Badger Energy Service in Oconto Falls, WI, board vice president of Network 2010 in Oxford, WI and as a board member of Badger Unified Cooperative Services in Fall Creek, WI since 2001. Mr. Hillert also serves as treasurer of Wisconsin Cooperative Managers Association and is a board member of the Electric Coalition of Wisconsin.

Mr. Kirby has been a board member of Central Indiana Power in Greenfield, IN, since 1992 and is a past chairman of that board. He served as director of the Indiana Statewide Association of RECs, Inc. from 1999 to 2004. Mr. Kirby is the director of Diagnostic Imaging at Hamilton Heart, Inc., a cardiology practice in Noblesville, IN. From April 2003 to April 2004, Mr. Kirby was director of Diagnostic Imaging at Women's Hospital of Indianapolis, IN. Mr. Kirby was Chief Technologist at Digirad Imaging Solutions, Inc. from June 2001 to April 2003. He was employed as a nuclear medicine technologist at Saint John's Health Corporation from 1980 to 2001. He was also administrative director of the cardiology, neurology, and pulmonary medicine departments of Saint John's Health Corporation from 1984 to 1989.

Mr. McBride has been a director of Graham County Electric Cooperative in Pima, AZ since 1991 and vice president since 1993. Mr. McBride is owner/operator of Reuben McBride Farms, in Pima, AZ, since 1980. Mr. McBride served as board president and chairman of the Executive Committee of the Arizona Electric Power Co-op., Inc from May 2002 to May 2005. In addition, Mr. McBride is a member of both the National and Arizona Action Committees for Rural Electrification.

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

Mr. Salyer has served as the president and CEO of Pioneer Rural Electric Cooperative in Piqua, OH since 2001, served as executive vice president from 1999 to 2000 and served as operations manager from 1998 to 1999. In addition, he is a member of the Ohio Rural Electric Cooperatives (OREC) Facilities Attachment Committee, a trustee of Buckeye Power, Inc. and a member of the Power Delivery Agreement Operating Committee and Transmission/Issues Task Force. In addition, he is also a director of Rural Electric Supply Cooperative of Ohio.

Mr. Schriver has been General Manager and CEO of Taylor Electric Cooperative, Inc. in Merkel, TX since 2002. Prior to 2002, he held staff positions at the Texas House of Representatives, Texas Legislative Council and Texas Senate. Mr. Schriver is a member of Mid-Tex Generation and Transmission Cooperative. He serves as a director on the Golden Spread Electric Cooperative Board, the Golden Spread Electric Generating Cooperative Board, the Oklaunion Electric Generating Cooperative

Board, and is a member of the Golden Spread Legislative Committee. Mr. Schriver formerly served as director of Government Affairs of Brazos Electric Power Cooperative from 1996 to 1998 and of Governmental Relations of Texas Electric Cooperative from 1998 to 2002.

Mr. Whitaker has served as the president and General Manager of Southwest Arkansas Electric Cooperative in Texarkana, AR since 1986. In addition, Mr. Whitaker has been director and former chairman of Arkansas Electric Cooperative Corporation and Arkansas Electric Cooperatives, Inc. since 1986. He is also a former director of the National Information Solutions Cooperative and served as chairman of the Arkansas Rural Electric Self-Insurance Trust from 1994 to 2002.

Mr. Williams has served as board member of Walton Electric Membership Corporation in Monroe, GA, since June 1980 and previously served as chairman of the board. From 1987 to 1991, Mr. Williams also served as director of Georgia Electric Membership Corporation and held positions as vice-chairman and chairman of the board. He is a former member of Southeastern Electrification Council. He was a director of Button Gwinett National Bank from 1984 to 1998. Mr. Williams retired in June 1997. His former occupations include owner and chairman of the board of a residential and commercial construction and development company from 1968 to 1997.

Mr. Yould has served as the executive director and CEO of the Alaska Rural Electric Cooperative Association in Anchorage, AK since 1997. In addition, he has been the general manager of Alaska 220 Communications, L.L.C. in Anchorage, AK since 1999 and executive vice president of the ARECA Insurance Exchange since 1997. Mr. Yould serves on the board of the Resources Development Council of Alaska and the Renewable Energy Alaska Program.

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

Mr. Larochelle joined CFC as director of Corporate Relations in May 1996. He became Senior Vice President of Corporate Relations in August 1998. Prior to joining CFC, he was the Legislative director at NRECA where he worked for 12 years. He also worked at the U.S. Department of Agriculture in the Rural Electrification Administration and the Farmers Home Administration.

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

(f)	Involvement in Certain Legal Proceedings.

None to the knowledge of the Company.

(g) Promoters and Control Persons.

Inapplicable.

(h)	Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, our principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at www.nrucfc.coop/aboutcfc/howweoperate.

(i)	Audit Committee Financial Expert

At May 31, 2005, the Company did not have a director that qualified as an audit committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 ("SOX"). In February 2004, CFC's membership approved changes to the bylaws that would allow the addition of a 23rd director to the board. Candidates for the new director position must qualify as an audit committee financial expert as defined by Section 407 of SOX, come from within CFC's membership and be elected through the district meeting process. CFC's board does not believe it is critical to seek candidates to fill the new position at this time because of CFC's unique governance structure. Twenty of the current twenty-two directors are elected by the membership and have considerable experience with electric cooperatives because they must be a director, trustee or manager of a member system. In that capacity, they are familiar with the operational and financial issues that electric cooperatives face. The other two directors also have industry expertise because they are elected by the national trade association for the members.

Item 11.	Executive Compensation.

The summary compensation table below sets forth the aggregate remuneration for services in all capacities to the Company, on an accrual basis, for the three years ended May 31, 2005, 2004 and 2003, to the named executive officers. The named executive officers include the CEO and the four next most highly compensated executive officers serving at May 31, 2005, with salary and bonus for fiscal year 2005 in excess of $100,000.

Summary Compensation Table
					Long Term
	Annual Compensation				Compensation
	Year	Salary	Bonus	All Other (1)	LTIP Payouts
Sheldon C. Petersen	2005	$545,000	$83,105	$42,656	$47,000
Governor and Chief Executive Officer	2004	508,750	113,688	27,674	-
	2003	477,500	105,470	19,038	-

Steven L. Lilly	2005	322,000	46,539	25,225	30,000
Senior Vice President and Chief	2004	312,000	66,300	20,065	-
Financial Officer	2003	300,000	63,282	13,042	-

John J. List	2005	279,000	40,324	22,878	26,000
Senior Vice President of Member	2004	270,400	57,460	12,690	-
Services and General Counsel	2003	260,000	54,844	19,771	-

John T. Evans	2005	279,000	40,324	18,553	26,000
Senior Vice President of Operations	2004	270,400	57,460	14,370	-
	2003	260,000	54,844	17,790	-

Lawrence Zawalick	2005	233,000	33,676	19,775	21,720
Senior Vice President of RTFC	2004	225,680	47,957	14,883	-
__________________	2003	217,000	45,774	16,308	-

(1) Amounts for fiscal years 2005, 2004, and 2003 include $36,356, $20,999 and $13,038 related to leave accruals and $6,300, $6,675, and $6,000 related to the Company contributions to a savings plan for Mr. Petersen; $18,950, $13,915, and $7,500 related to leave accruals and $6,275, $6,150, and $5,542 related to the Company contributions to a savings plan for Mr. Lilly; $16,620, $6,560, and $14,429 related to leave accruals and $6,258, $6,130, and $5,342 related to the Company contributions to a savings plan for Mr. List; $12,295, $8,240, and $11,723 related to leave accruals and $6,258, $6,130, and $6,067 related to the Company contributions to a savings plan for Mr. Evans; $13,533, $8,774, and $11,147 related to leave accruals and $6,242, $6,109, and $5,161 related to the Company contributions to a savings plan for Mr. Zawalick.

Short-Term Incentive Plan

CFC's short-term incentive compensation plan provides for an incentive opportunity of between 15% and 25% of salary for all employees based on the achievement of performance targets established at the beginning of the fiscal year. CFC's executives are eligible to receive incentive payments of up to 25% of salary under this plan. The short-term incentive plan for executive officers is based primarily on corporate metrics for customer satisfaction, financial ratios, operating efficiency and learning and growth. Goals are set by the board of directors in each of the four quadrants at the beginning of the fiscal year. Payouts under the plan are based on the achievement of target and stretch levels of performance within each quadrant.  The board of directors will also review the performance achievements for the year and must approve the payout under the incentive plan prior to disbursement.  Amounts paid to listed executives under the short-term incentive program are included in the bonus column of the compensation table.

Long-Term Incentive Plan

CFC's board of directors approved a long-term incentive plan for fiscal year 2005 that is summarized in the chart below. Under the plan, the number of units awarded to each employee is based on annual salary at the start of the plan, the incentive opportunity, and the par value of $100 per unit. Executive officers received units based on the following formula: annual salary on June 1, 2004 multiplied by 25% incentive opportunity divided by 100. The payout will be calculated based on a range of $0 to $150 per unit according to the average level of CFC's long-term secured debt ratings from three rating agencies at May 31, 2007.

The table below contains the long-term incentive units awarded to the CEO and the four next most highly compensated executive officers during the year ended May 31, 2005.

		Period Until
	Number of	Maturation or	Estimated Future Payouts
Name	Units	Payout	Threshold	Target (1)	Maximum
Sheldon C. Petersen	1,338	May 31, 2007	$ -	$80,280	$200,700
Steven L. Lilly	805	May 31, 2007	-	48,300	120,750
John J. List	698	May 31, 2007	-	41,880	104,700
John T. Evans	698	May 31, 2007	-	41,880	104,700
Lawrence Zawalick	583	May 31, 2007	-	34,980	87,450

(1) Represents CFC's current estimate of the payout at May 31, 2007.

At the time of this filing, CFC's average long-term secured credit rating was A+/stable, which would generate a payout of $40 per unit under the long-term incentive plan.

The board of directors has approved a new long-term incentive plan, with terms similar to the one in effect at May 31, 2005, that began on June 1, 2005 with a payout scheduled for May 31, 2008. The long-term incentive plan for fiscal year 2004, with terms similar to the one approved for fiscal year 2005, began on June 1, 2003 and has a payout scheduled for May 31, 2006.

Defined Benefit or Actuarial Plan Disclosure

NRECA maintains the Retirement Security Pension Plan entitling CFC employees to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the plan. As of May 31, 2005, the number of years of service credited and the compensation covered under the plan, respectively, for the officers listed above was as follows: Sheldon C. Petersen-21 years 9 months, $465,000; John J. List-33 years 3 months, $251,480; Steven L. Lilly-21 years 7 months, $289,360; Lawrence Zawalick-25 years, $212,236; and John T. Evans-7 years 6 months, $253,960.

The following chart represents the potential benefits paid out under the Retirement Security Pension Plan and the Pension Restoration Plan discussed below.

	Pension Plan Table
	Years of Service
	5	10	15	20	25	30	35
Average base salary
200,000	19,000	38,000	57,000	76,000	95,000	114,000	133,000
225,000	21,375	42,750	64,125	85,500	106,875	128,250	149,625
250,000	23,750	47,500	71,250	95,000	118,750	142,500	166,250
275,000	26,125	52,250	78,375	104,500	130,625	156,750	182,875
300,000	28,500	57,000	85,500	114,000	142,500	171,000	199,500
325,000	30,875	61,750	92,625	123,500	154,375	185,250	216,125
350,000	33,250	66,500	99,750	133,000	166,250	199,500	232,750
375,000	35,625	71,250	106,875	142,500	178,125	213,750	249,375
400,000	38,000	76,000	114,000	152,000	190,000	228,000	266,000
425,000	40,375	80,750	121,125	161,500	201,875	242,250	282,625
450,000	42,750	85,500	128,250	171,000	213,750	256,500	299,250
475,000	45,125	90,250	135,375	180,500	225,625	270,750	315,875

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

As of December 31, 2004, the NRECA Retirement Security Pension Plan meets the ERISA standards for a funded plan and CFC was current with regard to its obligations to NRECA, the plan provider.

Compensation of Directors

Directors receive a fixed sum of $32,000 per year plus reimbursement of travel expenses, which is prorated for any portion of the year served. The annual fixed sum is paid in installments following the conclusion of each board meeting attended.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Pursuant to an employment agreement effective as of March 1, 2004, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through February 28, 2009 (with automatic one-year extensions unless either party objects) at no less than $575,000 per annum plus such incentive payments (if any) as may be awarded him. Certain payments have been agreed to in the event of Mr. Petersen's termination other than for cause; for example, Mr. Petersen leaving for good reason, disability or termination of his employment due to death.

Pursuant to a separate employment agreement effective as of July 22, 2004, RTFC has agreed to employ Mr. Petersen for a period coterminous to the CFC agreement that is automatically extended at each March 1, after 2009, for an additional year unless RTFC or Mr. Petersen does not wish to extend or further extend the term of employment. As compensation, RTFC must credit $30,000 to a deferred compensation account on January 1 of each year of the term. Interest will be credited to the account on December 31 of each such year at a rate equal to CFC's 20-year medium-term note rate on that date. The board of directors has approved that Mr. Petersen, at his option, may request that the deferred component of his compensation package be directed into alternative investment vehicles that could offer the opportunity to earn a return that is greater than the CFC 20-year MTN rate. Mr. Petersen has not yet chosen to exercise that option. If Mr. Petersen's employment is terminated by RTFC other than for cause, or by Mr. Petersen for any reason, or by his death or disability, the account will be deemed continued for the remainder of the term of employment (but in no event less than six months nor more than a year), interest will be credited on a proportional basis for the calendar year during which the continuation ends and the balance in the account will be paid to Mr. Petersen or his beneficiaries in a lump sum. The compensation described in this contract has not been included in the Summary Compensation Table for executive officers on page 61.

Compensation Committee Interlocks and Insider Participation
During the year ended May 31, 2005, there were no compensation committee interlocks or insider participation related to executive compensation.

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

Item 14.	Principal Accountant Fees and Services.

The following table summarizes the aggregate professional fees for the audit of the financial statements for the years ended May 31, 2005 and 2004 and fees for other services during that period by Deloitte & Touche, LLP and Ernst & Young, LLP, respectively.

(Dollar amounts in thousands)		2005	2004
Audit fees (1)		$546,228	$720,125
Audit-related fees (2)		15,481	142,815
Tax fees (3)		12,704	15,000
Non-audit, non-tax fees (4)		6,750	-
Total		$581,163	$877,940
__	________________
(1)	Audit fees in 2005 and 2004 consist of fees for the audit of the consolidated financial statements of CFC, including RTFC and NCSC in accordance with FIN 46(R), totaling $395,290 and $478,500, respectively, as well as the preparation of the stand-alone financial statements for RTFC and NCSC totaling $90,938 and $137,500, respectively. Additionally, audit fees in 2005 and 2004 include comfort letter fees. Audit fees in 2004 also include fees for consent letters and consultation related to documents filed with the Securities and Exchange Commission.
(2)

Audit-related fees in 2005 and 2004 consist of consultation on financial reporting and the implementation of new accounting standards. Audit-related fees in 2004 also include audit-related presentations at rating agency meetings.

(3)	Tax fees consist of assistance with matters related to tax compliance and consulting.
(4)	Non-audit fees relate to the audit of a trust serviced by CFC.

CFC's Audit Committee (the "Committee") is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent public accountants report directly to the Committee and the Committee is responsible for the resolution of disagreements between management and the independent public accountants. Consistent with Securities and Exchange Commission requirements, the Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent public accountants. Under the policy, the Committee's pre-approval for permissible non-audit services is not required if all such services 1) do not aggregate to more than five percent of total revenue paid to the independent public accountants in the fiscal year when services are provided, 2) were not recognized as non-audit services at the time of the engagement and 3) are promptly brought to the attention of the Committee and approved by the Committee prior to the completion of the audit. CFC's independent public accountants for the current fiscal year have been appointed by the Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

	(a) Documents filed as a part of this report.

1.	Consolidated financial statements	Page
	Reports of Independent Registered Public Accounting Firms	69
	Consolidated Balance Sheets	72
	Consolidated and Combined Statements of Operations	74
	Consolidated and Combined Statements of Changes in Equity	75
	Consolidated and Combined Statements of Cash Flows	76
	Notes to Consolidated and Combined Financial Statements	78

2.	Financial statement schedules

All schedules are omitted because they are not required, are inapplicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

3.1	-	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-46018, filed October 12, 1972.
3.2	-	Amended Bylaws as approved by CFC's board of directors and members on March 1, 2005. Incorporated by reference to Exhibit 3.2 to CFC's Form 10-Q filed on April 14, 2005.
4.1	-	Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.3 to Registration Statement No. 2-46018 filed October 12, 1972.
4.2	-	Indenture dated as of February 15, 1994, between the Registrant and U.S. Bank National Association, successor trustee. Incorporated by reference to Exhibit 4.3 from the report on Form 8-K filed by CFC on June 14, 1994.
4.3	-	Revolving Credit Agreement dated as of March 30, 2004 for $1,650,000,000 maturing on March 30, 2007. Incorporated by reference to Exhibit 4.3 to CFC's Form 10-Q filed on April 14, 2004.
4.4	-	Revolving Credit Agreement dated as of March 23, 2005 for $1,975,000,000 maturing on March 23, 2010. Incorporated by reference to Exhibit 4.4 to CFC's Form 10-Q filed on April 14, 2005.
4.5	-	Revolving Credit Agreement dated as of March 23, 2005 for $1,285,000,000 maturing on March 22, 2006. Incorporated by reference to Exhibit 4.5 to CFC's Form 10-Q filed on April 14, 2005.
4.6	-	Amendment No. 1 to the three-year Revolving Credit Agreement dated as of July 20, 2005 amending the agreement dated as of March 30, 2004.
4.7	-	Amendment No. 1 to the 364-day Revolving Credit Agreement dated as of July 20, 2005 amending the agreement dated as of March 23, 2005.
4.8	-	Amendment No. 1 to the five-year Revolving Credit Agreement dated as of July 20, 2005 amending the agreement dated as of March 23, 2005.
4.9	-	Indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed on October 15, 1996 (Registration No. 33-64231).
4.10	-	Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-3 filed on December 15, 1987 (Registration No. 33-34927).
4.11	-	First Supplemental Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-3 filed on October 1, 1990 (Registration No. 33-58445).
4.12	-	Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Services dated as of June 14, 2005 for up to $1,000,000,000.
4.13	-	Series A Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of June 14, 2005 for up to $1,000,000,000.
4.14	-	Pledge Agreement dated as of June 14, 2005, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association.
4.15	-	Series A Future Advance Bond from the Registrant to the Federal Financing Bank dated as of June 14, 2005 for up to $1,000,000,000 maturing on July 15, 2028.
4.16	-	Note Purchase Agreement dated as of July 28, 2005 for $500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation.
4.17	-	Pledge Agreement dated as of July 28, 2005, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association.

4.18	-	Registration Rights Agreement dated as of July 28, 2005 between the Registrant and Federal Agricultural Mortgage Corporation.
4.19	-	4.656% Senior Notes due 2008 dated as of July 29, 2005 from the Registrant to Federal Agricultural Mortgage Corporation.
	-	Registrant agrees to furnish to the Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.
Management Contracts and Compensatory Plans and Arrangements.
10.1	-	Plan Document for CFC's Deferred Compensation Program amended and restated as of July 1, 2003.
10.2	-	Employment Contract between CFC and Sheldon C. Petersen, dated as of March 1, 2004. Incorporated by reference to Exhibit 10.2 to CFC's Form 10-K filed on August 20, 2004.
10.3	-	Supplemental Benefit Agreement between RTFC and Sheldon C. Petersen, dated as of July 22, 2004. Incorporated by reference to Exhibit 10.3 to CFC's Form 10-K filed on August 20, 2004.
12	-	Computations of ratio of margins to fixed charges.
14.1	-	Ethics Policy for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to CFC's Form 10-Q filed on October 14, 2004.
23.1	-	Consent of Deloitte & Touche LLP.
23.2	-	Consent of Ernst & Young LLP.
31.1	-	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 24th day of August 2005.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen
Governor and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Governor and Chief Executive Officer
Sheldon C. Petersen

/s/ STEVEN L. LILLY	Senior Vice President and Chief Financial
Steven L. Lilly	Officer

/s/ STEVEN L. SLEPIAN	Vice President and Controller (Principal
Steven L. Slepian	Accounting Officer)

/s/ JAMES P. DUNCAN	President and Director
James P. Duncan

/s/ CLETUS CARTER	Vice President and Director
Cletus Carter

/s/ TERRYL JACOBS	Secretary-Treasurer and Director
Terryl Jacobs
August 24, 2005
/s/ ROGER ARTHUR	Director
Roger Arthur

/s/ ROGER A. BALL	Director
Roger A. Ball

/s/ RONALD BERGH	Director
Ronald Bergh

/s/ DARLENE H. CARPENTER	Director
Darlene H. Carpenter

Director
Glenn English

/s/ HAROLD FOLEY	Director
Harold Foley

/s/ STEVE HAAVEN	Director
Steve Haaven

Signature	Title	Date

/s/ GARY HARRISON	Director
Gary Harrison

/s/ CRAIG A. HARTING	Director
Craig A. Harting

/s/ JIM HERRON	Director
Jim Herron

/s/ MARTIN HILLERT, JR.	Director
Martin Hillert, Jr.

/s/ TOM KIRBY	Director
Tom Kirby

/s/ REUBEN MCBRIDE	Director	August 24, 2005
Reuben McBride

/s/ GALE RETTKOWSKI	Director
Gale Rettkowski

/s/ RONALD P. SALYER	Director
Ronald P. Salyer

/s/ DARRYL SCHRIVER	Director
Darryl Schriver

/s/ WAYNE WHITAKER	Director
Wayne Whitaker

/s/ BOBBY WILLIAMS	Director
Bobby Williams

/s/ ERIC YOULD	Director
Eric Yould

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
National Rural Utilities Cooperative Finance Corporation

We have audited the accompanying consolidated balance sheet of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the "Company") as of May 31, 2005, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and subsidiaries at May 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche

McLean, Virginia
August 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND MEMBERS OF NATIONAL RURAL
UTILITIES COOPERATIVE FINANCE CORPORATION

We have audited the accompanying consolidated balance sheet of National Rural Utilities Cooperative Finance Corporation ("the Consolidated Company") as of May 31, 2004, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended and the combined statements of operations, changes in equity and cash flows of National Rural Utilities Cooperative Finance Corporation and Rural Telephone Finance Cooperative ("the Combined Companies") for the year ended May 31, 2003. These financial statements are the responsibility of the Consolidated and Combined Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Consolidated Company's or Combined Companies' internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Consolidated Company's or Combined Companies' internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Rural Utilities Cooperative Finance Corporation at May 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended and the combined results of operations and cash flows of National Rural Utilities Cooperative Finance Corporation and Rural Telephone Finance Cooperative for the year ended May 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, National Rural Utilities Cooperative Finance Corporation consolidates Rural Telephone Finance Cooperative and National Cooperative Services Corporation as a result of adopting FASB Interpretation No. 46(R) (revised December 2003), Consolidation of Variable Interest Entities, effective June 1, 2003.

/s/ Ernst & Young LLP

McLean, Virginia
July 28, 2004

(This page intentionally left blank)
71

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

May 31, 2005 and 2004

(Dollar amounts in thousands)

A S S E T S

	2005	2004
Cash and cash equivalents	$418,514	$140,307
Loans to members	18,972,068	20,488,523
Less: Allowance for loan losses	(589,749)	(573,939)
Loans to members, net	18,382,319	19,914,584
Receivables	299,350	348,206
Fixed assets, net	42,496	42,688
Debt service reserve funds	93,182	84,236
Bond issuance costs, net	56,492	61,324
Foreclosed assets	140,950	247,660
Derivative assets	584,863	577,493
Other assets	27,922	24,740
	$20,046,088	$21,441,238

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

May 31, 2005 and 2004

(Dollar amounts in thousands)

L I A B I L I T I E S A N D E Q U I T Y

	2005	2004

Short-term debt	$2,952,579	$1,340,039
Accrued interest payable	256,011	273,965
Long-term debt	13,701,955	16,659,182
Deferred income	51,219	63,865
Guarantee liability	16,094	19,184
Other liabilities	26,596	23,031
Derivative liabilities	78,471	129,915
Subordinated deferrable debt	685,000	550,000
Members' subordinated certificates:
Membership subordinated certificates	663,067	649,909
Loan and guarantee subordinated certificates	827,683	1,015,249
Total members' subordinated certificates	1,490,750	1,665,158
Minority interest - RTFC and NCSC members' equity	18,652	21,165
Equity:
Retained equity	756,187	707,842
Accumulated other comprehensive income (loss)	12,574	(12,108)
Total equity	768,761	695,734
	$20,046,088	$21,441,238

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands)

For the Years Ended May 31, 2005, 2004 and 2003

	2005	2004	2003
Operating income	$1,026,126	$1,007,293	$1,070,875
Cost of funds	(922,063)	(925,652)	(939,332)
Gross margin	104,063	81,641	131,543
Expenses:
General and administrative	(43,231)	(40,392)	(38,169)
Provision for loan losses	(16,402)	(54,921)	(43,071)
Recovery of (provision for) guarantee losses	3,107	851	(25,195)
Total expenses	(56,526)	(94,462)	(106,435)
Results of operations of foreclosed assets	13,079	13,469	9,734
Impairment loss on foreclosed assets	(55)	(10,877)	(19,689)
Total gain (loss) on foreclosed assets	13,024	2,592	(9,955)
Derivative and foreign currency adjustments:
Derivative cash settlements	63,044	110,087	122,825
Derivative forward value	29,875	(229,132)	757,212
Foreign currency adjustments	(22,893)	(65,310)	(243,220)
Total gain (loss) on derivative and foreign currency adjustments	70,026	(184,355)	636,817
Operating margin (loss)	130,587	(194,584)	651,970
Income tax expense	(1,518)	(3,817)	-
Margin (loss) prior to minority interest and cumulative
effect of change in accounting principle	129,069	(198,401)	651,970
Minority interest - RTFC and NCSC net margin	(2,540)	(1,989)	-
Margin (loss) prior to cumulative effect of change in
accounting principle	126,529	(200,390)	651,970
Cumulative effect of change in accounting principle	-	22,369	-
Net margin (loss)	$126,529	$(178,021)	$651,970

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

(Dollar Amounts in Thousands)

For the Years Ended May 31, 2005, 2004 and 2003

								Patronage Capital
								Allocated
		Accumulated
		Other	Subtotal				Member's	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fee	Margin	Fund	Reserve	Fund	Other
Balance as of May 31, 2002	$328,731	$(72,556)	$401,287	$1,510	$30,356	$1,007	$16,329	$498	$351,587
Patronage capital retirement	(74,622)	-	(74,622)	-	-	-	-	-	(74,622)
Operating margin	651,970	-	651,970	-	513,992	997	52,318	-	84,663
Accumulated other
comprehensive income	25,793	25,793	-	-	-	-	-	-	-
Other	(1,036)	-	(1,036)	(4)	(21,125)	(69)	21,125	-	(963)

Balance as of May 31, 2003	$930,836	$(46,763)	$977,599	$1,506	$523,223	$1,935	$89,772	$498	$360,665
Patronage capital retirement	(70,576)	-	(70,576)	-	-	-	-	-	(70,576)
Operating loss	(194,584)	-	(194,584)	-	(294,807)	839	33,919	(1)	65,466
Accumulated other
comprehensive income	34,655	34,655	-	-	-	-	-	-	-
Income tax expense	(3,817)	-	(3,817)	-	(3,817)	-	-	-	-
Minority interest - RTFC and
NCSC net margin	(1,989)	-	(1,989)	-	(1,989)	-	-	-	-
Cumulative effect of change in
accounting principle	22,369	-	22,369	-	-	-	7,605	-	14,764
Reclass to RTFC members' equity	(19,908)	-	(19,908)	(512)	-	(790)	-	-	(18,606)
Other	(1,252)	-	(1,252)	(1)	-	(662)	-	-	(589)

Balance as of May 31, 2004	$695,734	$(12,108)	$707,842	$993	$222,610	$1,322	$131,296	$497	$351,124
Patronage capital retirement	(77,755)	-	(77,755)	-	-	-	-	-	(77,755)
Operating margin	130,587	-	130,587	-	14,052	778	32,771	-	82,986
Accumulated other
comprehensive income	24,682	24,682	-	-	-	-	-	-	-
Income tax expense	(1,518)	-	(1,518)	-	(1,518)	-	-	-	-
Minority interest - RTFC and
NCSC net margin	(2,540)	-	(2,540)	-	(2,540)	-	-	-	-
Other	(429)	-	(429)	-	-	(900)	-	-	471
Balance as of May 31, 2005	$768,761	$12,574	$756,187	$993	$232,604	$1,200	$164,067	$497	$356,826

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the Years Ended May 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin (loss)	$126,529	$(178,021)	$651,970
Add/(deduct):
Amortization of deferred income	(17,597)	(23,783)	(7,821)
Amortization of bond issuance costs and deferred charges	14,255	15,760	13,759
Depreciation	3,559	3,097	4,307
Provision for loan losses	16,402	54,921	43,071
(Recovery of) provision for guarantee losses	(3,107)	(851)	25,195
Results of operations of foreclosed assets	(13,079)	(13,469)	(9,734)
Impairment loss on foreclosed assets	55	10,877	19,689
Derivative forward value	(29,875)	229,132	(757,212)
Foreign currency adjustments	22,893	65,310	243,220
Cumulative effect of change in accounting principle	-	(22,369)	-
Changes in operating assets and liabilities:
Receivables	56,568	30,173	3,526
Accrued interest payable	(17,954)	(3,429)	7,026
Other	(6,517)	(29,747)	5,218

Net cash provided by operating activities	152,132	137,601	242,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(6,466,367)	(4,124,846)	(4,548,137)
Principal collected on loans	7,883,988	3,496,813	4,731,561
Net investment in fixed assets	(3,367)	(1,031)	(2,972)
Net cash provided by foreclosed assets	116,134	59,508	23,862
Net proceeds from sale of foreclosed assets	3,600	31,000	-
Cash assumed through consolidation	-	4,564	-

Net cash provided by (used in) investing activities	1,533,988	(533,992)	204,314

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances (repayments) of short-term debt, net	736,466	1,355,563	(1,250,848)
Proceeds from issuance of long-term debt	289,757	2,177,111	3,632,650
Payments for retirement of long-term debt	(2,394,391)	(2,955,377)	(2,895,104)
Proceeds from issuance of subordinated deferrable debt, net	131,246	96,850	121,062
Payments to retire subordinated deferrable debt	-	(200,000)	(75,000)
Proceeds from issuance of members' subordinated certificates	97,016	88,539	96,567
Payments for retirement of members' subordinated certificates	(199,844)	(93,384)	(80,745)
Payments for retirement of patronage capital	(51,356)	(51,890)	(74,622)
Payments for retirement of minority interest patronage capital	(16,807)	(19,586)	-

Net cash provided by (used in) financing activities	(1,407,913)	397,826	(526,040)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	278,207	1,435	(79,512)
BEGINNING CASH AND CASH EQUIVALENTS	140,307	138,872	218,384
ENDING CASH AND CASH EQUIVALENTS	$418,514	$140,307	$138,872

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the Years Ended May 31, 2005, 2004 and 2003

	2005	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$928,975	$917,156	$921,317

Non-cash financing and investing activities:
Fair value of foreclosed assets received in collection of loans	$-	$-	$369,393
Subordinated certificates applied against loan balances	84,228	-	-
Patronage capital applied against loan balances	8,486	-	-
Minority interest patronage capital applied against loan balances	5,528	-	-

Consolidation of NCSC and RTFC effective June 1, 2003:
Total assets assumed, net of eliminations	$-	$(348,200)	$-
Total liabilities assumed, net of eliminations	-	331,100	-
Total minority interest assumed, net of eliminations	-	19,908	-
Cumulative effect of change in accounting principle	-	22,369	-
Net reclassification of combined equity to minority interest	-	(20,613)	-

Cash assumed	$-	$4,564	$-

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(1) General Information and Accounting Policies

(a) General Information

National Rural Utilities Cooperative Finance Corporation ("CFC" or "the Company") was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. CFC is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code. CFC is a not-for-profit member-owned finance cooperative, thus its objective is not to maximize its net margins, but to offer its members the lowest cost financial products and services consistent with sound financial management.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purposes of providing and arranging financing for its rural telecommunications members and their affiliates. In February 2005, RTFC reincorporated in the District of Columbia. Effective June 1, 2003, RTFC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. CFC is the sole lender to and manages the affairs of RTFC through a long-term management agreement. Under a guarantee agreement, CFC has agreed to reimburse RTFC for loan losses. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code. RTFC pays income tax based on its net margins, excluding net margins allocated to its members.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private cooperative association. NCSC provides financing to the for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to members of CFC. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program. NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. Effective June 1, 2003, NCSC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. CFC is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party. Under a guarantee agreement effective June 1, 2003, CFC has agreed to reimburse NCSC for losses on loans, excluding the consumer loan program. NCSC is headquartered with CFC in Herndon, Virginia. NCSC is a taxable corporation. NCSC pays income tax annually based on its net margins for the period.

The Company's consolidated membership was 1,546 as of May 31, 2005 including 899 utility members, the majority of which are consumer-owned electric cooperatives, 508 telecommunications members, 70 service members and 69 associates in 49 states, the District of Columbia and three U.S. territories. The utility members included 828 distribution systems and 71 generation and transmission ("power supply") systems. Memberships between CFC, RTFC and NCSC have been eliminated in consolidation.

(b) Principles of Consolidation and Combination

The accompanying financial statements, effective June 1, 2003, include the consolidated accounts of CFC, RTFC and NCSC and certain entities controlled by CFC created to hold foreclosed assets, after elimination of all material intercompany accounts and transactions. Prior to June 1, 2003, RTFC and NCSC were not consolidated with CFC since CFC has no direct financial ownership interest in either company; however RTFC's results of operations and financial condition were combined with those of CFC. As a result of adopting Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R) , Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003, CFC consolidates the financial results of RTFC and NCSC. CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

CFC implemented FIN 46(R) effective June 1, 2003, which resulted in the consolidation of two variable interest entities, RTFC and NCSC. CFC is the primary beneficiary of the variable interest in RTFC and NCSC as a result of its exposure to absorbing a majority of the expected losses. Neither company was consolidated with CFC prior to June 1, 2003 and the implementation of FIN 46(R) since CFC has no direct financial ownership interest in either company. RTFC's financial statements were combined with CFC's prior to June 1, 2003.

CFC is the sole lender to and manages the affairs of RTFC through a long-term management agreement. Under a guarantee agreement, CFC has agreed to reimburse RTFC for loan losses. Six members of the CFC board serve as a lender advisory council to the RTFC board. All loans that require RTFC board approval also require the approval of the CFC lender advisory council. CFC is not a member of RTFC and does not elect directors to the RTFC board. RTFC is an associate of CFC.

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC and RTFC debt obligations to a third party. At May 31, 2005, CFC had guaranteed $450 million of NCSC debt with third parties. These guarantees are not included in Note 12 at May 31, 2005 as the debt that CFC had guaranteed is reported as debt of the Company. At May 31, 2005, CFC had no guarantees of RTFC debt to third party creditors. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At May 31, 2005, RTFC had total assets of $3,277 million including loans outstanding to members of $2,992 million and NCSC had total assets of $541 million including loans outstanding of $475 million. At May 31, 2005, CFC had committed to lend RTFC up to $10 billion, of which $2,980 million was outstanding. At May 31, 2005, CFC had committed to provide credit to NCSC of up to $2 billion. At May 31, 2005, CFC had provided a total of $532 million of credit to NCSC, representing $82 million of outstanding loans and $450 million of credit enhancements.

CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates their financial results. CFC presents these companies in one line on the consolidated balance sheets and the consolidated and combined statements of operations.

On June 1, 2003, as a result of the consolidation of RTFC and NCSC, total assets increased by $353 million, total liabilities increased by $331 million, minority interest - RTFC and NCSC members' equity increased by $20 million and CFC total equity increased by $2 million. As a result of the consolidation, NCSC loans were consolidated with CFC's loans. Additionally, NCSC debt guaranteed by CFC became debt of the consolidated entity, resulting in a reduction to CFC's guarantee liability. CFC recorded a cumulative effect of change in accounting principle gain of $22 million on the consolidated statement of operations, representing a $3 million increase to the loan loss allowance, a $34 million decrease to the guarantee liability and a $9 million loss representing the amount by which cumulative losses of NCSC exceeded NCSC equity.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

(d) Allowance for Loan Losses

CFC maintains an allowance for loan losses at a level management considers to be adequate in relation to the credit quality, tenor, forecasted default, estimated recovery rates and amount of its loan portfolio. CFC calculates three components to its loan loss allowance. The first is calculated to cover loan impairments based on the requirements of Statement of Financial Accounting Standard ("SFAS") 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an Amendment of SFAS 114. The second component is calculated to cover loans classified as high risk by CFC's corporate credit committee. The corporate credit committee estimates the amount of reserves required for each borrower classified as high risk based on the individual facts and circumstances at the reporting date. The third component is calculated based on the general portfolio, which contains all other loan exposure. In February 2003, CFC incorporated a refinement of its risk rating system into the process of estimating the amount of the loan loss allowance for the general portfolio. The use of the improved internal risk rating system also allowed CFC to make use of the Standard and Poor's Corporation corporate bond default tables that provide the probability of default based on borrower credit rating and remaining maturity. CFC believes that the incorporation of the improved internal risk rating system and corporate bond default tables into its estimate of the loan loss allowance results in a better estimate than the more subjective techniques used previously. CFC does not believe that this change had a material impact on its loan loss allowance or loan loss provision. CFC aggregates loan exposure by borrower type, and then risk rating within borrower type. CFC then uses corporate default tables and estimated recovery rates to assist in estimating the reserve levels based on CFC's risk rating and loan maturity. In addition, the general portfolio includes a component related to the increased risk associated with large credit exposures within the general portfolio.

CFC's corporate credit committee makes recommendations of loans to be written off to the boards of directors of CFC, RTFC and NCSC. In making its recommendation to write off all or a portion of a loan balance, CFC's corporate credit committee considers various factors including cash flow analysis and collateral securing the borrower's loans.

The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized below for the years ended May 31:

(Dollar amounts in thousands)	2005	2004	2003
Balance at beginning of year	$573,939	$511,463	$478,342
Provision for loan losses	16,402	54,921	43,071
Change in allowance due to consolidation (1)	-	6,029	-
Write-offs	(1,354)	(2,639)	(10,840)
Recoveries	762	4,165	890
Balance at end of year	$589,749	$573,939	$511,463

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

Once a borrower is classified as non-performing, interest on its loans is generally recognized on a cash basis. Alternatively, CFC may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. When a loan is placed on non-accrual status, CFC typically reverses all accrued and unpaid interest back to the date of the last payment. The decision to return a loan to accrual status is determined on a case by case basis.

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

Buildings, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $24 million and $22 million as of May 31, 2005 and 2004, respectively. Depreciation expense ($4 million, $3 million and $4 million in fiscal years 2005, 2004 and 2003, respectively) is computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.

(h)	Foreclosed Assets

CFC records foreclosed assets received in satisfaction of loan receivables at fair value or fair value less costs to sell and maintains these assets on the consolidated balance sheets as foreclosed assets. It is CFC's intent to sell the foreclosed assets, but the assets do not currently meet conditions to qualify for assets held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, CFC records depreciation of foreclosed assets. Foreclosed assets are assessed for impairment on a periodic basis. The results of operations from foreclosed assets are shown separately on the consolidated and combined statements of operations.

(i)	Derivative Financial Instruments

CFC is neither a dealer nor a trader in derivative financial instruments. CFC uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate risk and foreign exchange risk.

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133, adopted by CFC on June 1, 2001, CFC records derivative instruments on the consolidated balance sheets as either an asset or liability measured at fair value. Changes in the fair value of derivative instruments are recognized in the derivative forward value line of the consolidated and combined statements of operations unless specific hedge accounting criteria are met. The change to the fair value is recorded to other comprehensive income if the hedge accounting criteria are met. In the case of certain foreign currency exchange agreements that meet hedge accounting criteria, the change in fair value is recorded to other comprehensive income and then reclassified to offset the related change in the dollar value of foreign denominated debt in the consolidated and combined statements of operations. CFC formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

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

Upon implementation on June 1, 2001, CFC recorded transition adjustments as required by SFAS 133. Part of the adjustment recorded in other comprehensive loss totaling $62 million will be amortized into earnings over the remaining life of the interest rate exchange agreements.

(j)	Guarantee liability

CFC guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as CFC performs under its guarantee. CFC records a guarantee liability which represents CFC's contingent and non-contingent exposure related to its guarantees of its members' debt obligations. CFC's contingent guarantee liability is based on management's estimate of CFC's exposure to losses within the guarantee portfolio. CFC uses factors such as borrower risk rating, maturity periods, corporate bond default probabilities and historical recovery rates in estimating its contingent exposure. Adjustments to the contingent guarantee liability are recorded in CFC's provision for guarantee losses. CFC has recorded a non-contingent guarantee liability for all new guarantees since January 1, 2003 in accordance with FIN No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). CFC's non-contingent guarantee liability represents CFC's obligation to stand ready to perform pursuant to the terms of its guarantees that it has entered into since January 1, 2003. CFC's non-contingent obligation is estimated based on guarantee fees charged for guarantees issued, which represents management's estimate of the fair value of its obligation to stand ready to perform. The fees are deferred and amortized using the straight-line method into operating income over the term of the guarantee.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

(k) Amortization of Bond Discounts and Bond Issuance Costs

Bond discounts and bond issuance costs are deferred and amortized as interest expense using the effective interest method or a method approximating the effective interest method over the life of each bond issue.

(l)	Membership Fees

Members are charged a one-time membership fee based on member class. CFC distribution system members (class A), power supply system members (class B) and national associations of cooperatives (class D) pay a $1,000 membership fee. CFC service organization members (class C) pay a $200 membership fee. CFC associates pay a $1,000 fee. RTFC voting members pay a $1,000 membership fee. RTFC associates pay a $100 fee. NCSC members pay a $100 membership fee. Membership fees are accounted for as members' equity.

(m)	Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, CFC is a party to financial instruments with off-balance sheet risk to meet the financing needs of its member borrowers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of members' obligations. The expected inherent loss related to CFC's off-balance sheet financial instruments is covered in CFC's guarantee liability.

(n)	Operating Income

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

*

Guarantee fees are charged based on the amount, type and term of the guarantee. Guarantee fees are deferred and amortized using the straight-line method, which approximates the interest method, into operating income over the life of the guarantee.

In fiscal year 2005, 2004 and 2003, the Company recognized fees totaling $58 million, $31 million and $15 million, respectively, in operating income including $18 million, $24 million and $8 million of conversion fees, respectively. Fees totaling $8 million, $56 million and $29 million were deferred during the years ended May 31, 2005, 2004 and 2003, respectively. At May 31, 2005 and 2004, the Company had deferred conversion fees totaling $51 million and $64 million, respectively.

The increase in fees recognized during fiscal year 2005 compared to 2004 was due to make-whole fees and exit fees totaling $36 million related to the prepayment of RTFC loans during fiscal year 2005. In fiscal year 2004, the increase in fees compared to fiscal year 2003 was due to more conversion fees recognized during the period.

In addition, loan origination costs on facilities are deferred and amortized using the straight-line method over the life of the facility as a reduction to operating income.

(o) Income Tax Expense

CFC does not pay income taxes. RTFC pays income tax on the amount of the net margin that it does not allocate to its members. Currently about 1% of the RTFC net margin is not allocated to its members.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

NCSC pays tax on the full amount of its net margin. The income tax expense recorded in the consolidated statement of operations for the years ended May 31, 2005 and 2004 represents the income tax expense for RTFC and NCSC at the combined federal and state of Virginia income tax rate of approximately 38%. During the year ended May 31, 2005, NCSC used the remainder of its prior year loss carryforwards and is currently paying Virginia state and federal income taxes.

(p)	Allocation of Net Margin

CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net margin to its members. Annually, CFC's board of directors allocates its net margin, excluding certain non-cash adjustments, to its members in the form of patronage capital and to board approved reserves. Currently CFC has two such board approved reserves, the education fund and the members' capital reserve. CFC allocates a small portion, less than 1%, of net margin annually to the education fund to further the teaching of cooperative principles as required by cooperative law. Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state. The board of directors will determine the amount of margin that is allocated to the members' capital reserve, if any. The members' capital reserve represents margins that are held by CFC to increase equity retention. The margins held in the members' capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by CFC's board of directors. All remaining margin is annually allocated to CFC's members in the form of patronage capital. CFC bases the amount of margin allocated to each member on the members' patronage of the CFC lending programs in the year that the margin was earned. There is no impact on CFC's total equity as a result of allocating margins to members in the form of patronage capital or to board approved reserves. CFC's board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years. CFC's total equity is reduced by the amount of patronage capital retired to its members and by disbursements from the education fund.

(q)	Comprehensive Income

Comprehensive income includes the Company's net margin, as well as other comprehensive income related to derivatives. Comprehensive income for the years ended May 31, 2005, 2004 and 2003 is calculated as follows:

(Dollar amounts in thousands)	2005	2004	2003
Net margin (loss)	$126,529	$(178,021)	$651,970
Other comprehensive income:
Unrealized gain on derivatives	11,996	18,304	3,709
Reclassification adjustment for
realized losses on derivatives	12,686	16,351	22,084
Comprehensive income (loss)	$151,211	$(143,366)	$677,763

(r)	Use of Estimates

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

(s) Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current reporting format.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

(2) Loans and Commitments

Loans to members bear interest at rates determined from time to time by the Company after considering its cost of funds, operating expenses, provision for loan losses and the maintenance of reasonable margin levels. In keeping with its not-for-profit, cooperative charter, the Company's policy is to set interest rates at the lowest levels it considers to be consistent with sound financial management.

Loans outstanding to members, weighted average interest rates thereon and unadvanced commitments by loan type are summarized as follows at May 31:

	2005			2004
	Loan outstanding and			Loan outstanding and
	weighted average interest		Unadvanced (1)	weighted average interest		Unadvanced (1)
(Dollar amounts in thousands)	rates thereon		Commitments	rates thereon		Commitments
Total by loan type:
Long-term fixed rate loans	$12,724,758	5.52%	$-	$13,639,947	5.69%	$-
Long-term variable rate loans	4,961,397	4.47%	5,537,121	5,448,223	2.81%	5,826,228
Loans guaranteed by RUS	258,493	5.16%	8,491	263,392	4.60%	8,491
Intermediate-term loans	10,328	5.91%	25,714	55,405	2.85%	82,419
Line of credit loans	1,017,092	4.75%	6,122,693	1,081,556	2.26%	5,659,400
Total loans	18,972,068	5.19%	11,694,019	20,488,523	4.72%	11,576,538
Less: Allowance for loan losses	(589,749)		-	(573,939)		-
Net Loans	$18,382,319		$11,694,019	$19,914,584		$11,576,538

Total by segment:
CFC:
Distribution	$12,728,866	5.05%	$8,821,217	$12,536,255	4.29%	$8,532,978
Power supply	2,640,787	5.72%	2,059,350	2,684,652	4.94%	2,101,439
Statewide and associate	135,513	5.58%	124,539	134,677	3.56%	188,626
CFC Total	15,505,166	5.17%	11,005,106	15,355,584	4.40%	10,823,043
RTFC	2,992,192	5.21%	518,514	4,643,008	5.83%	593,787
NCSC	474,710	5.96%	170,399	489,931	4.40%	159,708
Total	$18,972,068	5.19%	$11,694,019	$20,488,523	4.72%	$11,576,538

(1) Unadvanced commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced. Additional information may be required to assure that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the supporting documents. Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. As the interest rate on unadvanced commitments is not set, long-term unadvanced commitments have been classified in this chart as variable rate unadvanced commitments. However, once the loan contracts are executed and funds are advanced, the commitments could be at either a fixed or a variable rate.

The following table summarizes non-performing and restructured loans outstanding by loan program and by segment at May 31:

	2005			2004
	Loan outstanding and			Loan outstanding and
(Dollar amounts in thousands)	weighted average interest			weighted average interest
Non-performing loans:	rates thereon			rates thereon
RTFC:
Long-term fixed rate loans	$213,092	-		$-	-
Long-term variable rate loans	353,480	-		159,328	-
Line of credit loans	49,777	-		181,110	-
Total RTFC loans	616,349	-		340,438	-
NCSC	277	-		789	-
Total non-performing loans	$616,626	-		$341,227	-

Restructured loans:
CFC:
Long-term variable rate loans	$593,584	-		$617,808	-
RTFC
Long-term fixed rate loans	7,342	6.65%		-	-
Total restructured loans	$600,926	0.08%		$617,808	-

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

At May 31, 2005 and 2004, deferred loan origination costs related to loans outstanding totaled $2 million and $1 million, respectively.

Credit Concentration

The Company's loan portfolio is widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and the U.S. Virgin Islands. At May 31, 2005 and 2004, loans outstanding to borrowers in any state or territory did not exceed 16% of total loans outstanding. In addition to the geographic diversity of the portfolio, the Company limits its exposure to any one borrower. At May 31, 2005 and 2004, the total exposure outstanding to any one borrower or controlled group did not exceed 3.0% of total loans and guarantees outstanding. At May 31, 2005, the ten largest borrowers included four distribution systems, three power supply systems and three telecommunications systems. At May 31, 2004, the ten largest borrowers included two distribution systems, three power supply systems and five telecommunications systems. At May 31, 2005 and 2004, the Company had the following amounts outstanding to its ten largest borrowers:

(Dollar amounts in millions)	2005	% of Total	2004	% of Total
Loans	$3,412	18%	$4,415	22%
Guarantees	227	20%	240	18%
Total credit exposure	$3,639	18%	$4,655	21%

Interest Rates
Set forth below is the weighted average interest rate earned on all loans outstanding during the fiscal years ended May 31:

	For the Years Ended May 31,
	2005	2004	2003
Long-term fixed rate	5.62%	5.85%	6.39%
Long-term variable rate	4.50%	3.48%	4.36%
Loans guaranteed by RUS	4.90%	4.61%	4.62%
Intermediate-term	3.87%	3.33%	4.65%
Line of credit loans	3.97%	3.36%	4.26%
Non-performing	0.00%	0.00%	0.00%
Restructured	0.05%	0.00%	3.88%
Total	5.17%	4.95%	5.40%
Total by segment:
CFC	4.99%	4.49%	4.88%
RTFC	5.84%	6.37%	6.93%
NCSC	5.77%	5.11%	-
Total	5.17%	4.95%	5.40%

In general, a borrower can select a fixed interest rate on long-term loans for periods of one to 35 years or the variable rate. Upon expiration of the selected fixed interest rate term, the borrower must select the variable rate or select another fixed rate term for a period that does not exceed the remaining loan maturity. CFC sets long-term fixed rates daily and variable rates monthly. On notification to borrowers, CFC may adjust the variable interest rate semi-monthly. Under CFC's policy, the maximum interest rate which may be charged on short-term loans is the prevailing bank prime rate plus 1% per annum; on intermediate-term loans, the prevailing bank prime rate plus 1% per annum; and on RTFC short-term loans, the prevailing bank prime rate plus 11/2% per annum. Upon the expiration of the selected fixed interest rate term, the borrower must select the variable rate or select another fixed rate term for a period that does not exceed the remaining loan maturity.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Loan Repricing

Long-term fixed rate loans outstanding at May 31, 2005, which will be subject to adjustment of their interest rates during the next five fiscal years are summarized as follows (due to principal repayments, amounts subject to interest rate adjustment may be lower at the actual time of interest rate adjustment):

	Weighted Average
(Dollar amounts in thousands)	Interest Rate	Amount Repricing

2006	4.35%	$1,060,001
2007	4.54%	1,095,391
2008	4.91%	828,781
2009	5.22%	831,444
2010	5.36%	590,635
Thereafter	5.98%	2,234,035

During the year ended May 31, 2005, long-term fixed rate loans totaling $1,206 million had their interest rates adjusted.

Loan Amortization

On most long-term loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over a period ending approximately 35 years from the date of the secured promissory note.

Amortization of long-term loans in each of the five fiscal years following May 31, 2005 and thereafter are as follows:

(Dollar amounts in thousands)	Amortization (1)

2006	$932,482
2007	857,958
2008	884,688
2009	845,392
2010	808,944
Thereafter	12,447,409
(1) Represents scheduled amortization based on current rates without consideration for loans that reprice. Excludes restructured and non-performing loans.

Loan Security

The Company evaluates each borrower's creditworthiness on a case-by-case basis. It is generally the Company's policy to require collateral for long-term loans. Such collateral usually consists of a first mortgage lien on the borrower's total system, including plant and equipment, and a pledge of future revenues. The loan and security documents also contain various provisions with respect to the mortgaging of the borrower's property and debt service coverage ratios, maintenance of adequate insurance coverage as well as certain other restrictive covenants.

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment.

(Dollar amounts in thousands)	At May 31, 2005				At May 31, 2004
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$ 12,293,054	97%	$ 431,704	3%	$ 13,290,756	97%	$ 349,191	3%
Long-term variable rate loans	4,701,660	95%	259,737	5%	5,191,421	95%	256,802	5%
Loans guaranteed by RUS	258,493	100%	-	-	263,392	100%	-	-
lntermediate-term loans	1,235	12%	9,093	88%	5,015	9%	50,390	91%
Line of credit loans	201,466	20%	815,626	80%	299,250	28%	782,306	72%
Total loans	$ 17,455,908	92%	$ 1,516,160	8%	$ 19,049,834	93%	$ 1,438,689	7%

Total by segment:
CFC	$14,316,925	92%	$1,188,241	8%	$14,202,369	92%	$1,153,215	8%
RTFC	2,747,845	92%	244,347	8%	4,384,412	94%	258,596	6%
NCSC	391,138	82%	83,572	18%	463,053	95%	26,878	5%
Total loans	$17,455,908	92%	$1,516,160	8%	$19,049,834	93%	$1,438,689	7%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Concurrent Loans

CFC generally makes loans to borrowers both as the sole lender of the loan commitment and on a concurrent basis with RUS. Under default provisions of common mortgages securing long-term CFC loans to distribution system members that also borrow from RUS, RUS has the sole right to act within 30 days or, if RUS is not legally entitled to act on behalf of all noteholders, CFC may exercise remedies. Under common default provisions of mortgages securing long-term CFC loans to, or guarantee reimbursement obligations of, power supply members, RUS retains substantial control over the exercise of mortgage remedies. As of May 31, 2005 and 2004, CFC had $2,681 million and $2,802 million outstanding, respectively, of loans issued on a concurrent basis with RUS.

Pledging of Loans

As of May 31, 2005 and 2004, distribution system mortgage notes representing approximately $7,293 million and $7,476 million, respectively, related to outstanding long-term loans and $218 million and $222 million, respectively, of RUS guaranteed loans qualifying as permitted investments were pledged as collateral to secure CFC's collateral trust bonds under the 1994 indenture. In addition, $2 million of cash was pledged under the 1972 indenture at May 31, 2005 and 2004.

RUS Guaranteed Loans

At May 31, 2005 and 2004, CFC had a total of $258 million and $263 million, respectively, of loans outstanding on which RUS had guaranteed the repayment of principal and interest. There are two programs under which these loans were advanced. At May 31, 2005 and 2004, CFC had a total of $40 million and $41 million, respectively, under a program in which RUS previously allowed certain qualifying cooperatives to repay loans held by the Federal Financing Bank of the United States Treasury early and allowed the transfer of the guarantee to the new lender. At May 31, 2005 and 2004, CFC had a total of $218 million and $222 million, respectively, under a program in which RUS approved CFC, in February 1999, as a lender under its current loan guarantee program.

(3)
Foreclosed Assets

Foreclosed assets received in satisfaction of loan receivables are recorded at the lower of cost or market and identified on the consolidated balance sheets as foreclosed assets. During fiscal year 2003, CFC received assets with a fair value totaling $369 million primarily comprised of real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in real estate properties, as well as telecommunications assets as part of the bankruptcy settlement with Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"). CFC operates certain real estate assets and services the notes receivable while attempting to sell these assets. CFC operated the telecommunications assets before they were sold on October 27, 2003 for $31 million in cash. This sale terminated CFC's responsibilities for all future operations of the telecom assets acquired in the bankruptcy settlement with CoServ. CFC may make additional advances as required under the terms of the notes receivable or make additional investments in the real estate assets to preserve their fair value. It is CFC's intent to eventually sell the foreclosed assets. However, the assets do not currently meet the conditions necessary to qualify as assets held for sale under SFAS 144. Accordingly, CFC records depreciation on foreclosed assets.

The activity for foreclosed assets is summarized below for the years ended May 31:

(Dollar amounts in thousands)	2005	2004	2003
Beginning balance	$247,660	$335,576	$-
Recorded fair value	-	-	369,393
Results of operations	13,079	13,469	9,734
Net cash received	(116,134)	(59,508)	(23,862)
Impairment to fair value write down	(55)	(10,877)	(19,689)
Sale of foreclosed assets	(3,600)	(31,000)	-
Ending balance of foreclosed assets	$140,950	$247,660	$335,576

Related to the foreclosed assets were funding costs totaling $6 million, $10 million and $8 million for the years ended May 31, 2005, 2004 and 2003 which are reported in the cost of funds in the consolidated and combined statements of operations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

(4)
Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt at May 31, and weighted average interest rates thereon.

	2005		2004
		Weighted		Weighted
	Amount	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Short-term debt:
Commercial paper sold through dealers, net of discounts	$2,873,167	3.07%	$2,298,605	1.09%
Commercial paper sold by CFC directly to members, at par	989,250	3.11%	973,383	1.11%
Commercial paper sold by CFC directly to non-members, at par	127,920	3.14%	29,918	1.15%
Total commercial paper	3,990,337	3.09%	3,301,906	1.10%
Daily liquidity fund	270,868	3.10%	222,833	1.10%
Bank bid notes	100,000	3.14%	100,000	1.13%
Total short-term debt	4,361,205	3.09%	3,624,739	1.10%
Long-term debt maturing within one year:
Medium-term notes (1)	1,086,593	3.64%	456,247	2.15%
Foreign currency valuation account (1)	40,425	-	-	-
Secured collateral trust bonds	2,448,530	5.28%	1,899,773	4.57%
Long-term notes payable	15,826	3.27%	9,280	3.42%
Total long-term debt maturing within one year	3,591,374	4.76%	2,365,300	4.10%
Short-term debt supported by revolving credit
agreements, classified as long-term debt (see Note 5)	(5,000,000)	3.84%	(4,650,000)	2.28%
Total short-term debt	$2,952,579	3.84%	$1,340,039	2.28%
_________________________
(1)

At May 31, 2005, medium-term notes includes $390 million related to medium-term notes denominated in Euros. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

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

Revolving Credit Agreements
The following is a summary of the Company's revolving credit agreements at May 31:

(Dollar amount in thousands)	2005	2004	Termination Date	Facility fee per annum (1)
Three-year agreement	$1,740,000	$1,740,000	March 30, 2007	0.10 of 1%
Five-year agreement	1,975,000	-	March 23, 2010	0.09 of 1%
364-day agreement (2)	1,285,000	-	March 22, 2006	0.07 of 1%
364-day agreement (2)	-	1,740,000	March 29, 2005	0.085 of 1%
364-day agreement (2)	-	1,170,000	March 29, 2005	0.085 of 1%
	$5,000,000	$4,650,000
________________
(1)	Facility fee determined by CFC's senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2)

Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods.  For the agreement in place at May 31, 2005, if converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.125 of 1% per annum.

Up-front fees of between 0.03 and 0.13 of 1% were paid to the banks based on their commitment level in each of the agreements in place at May 31, 2005, totaling in aggregate $3 million, which will be amortized as expense over the life of the agreements. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fee is 0.10 of 1% for the 364-day and five-year agreements and 0.15 of 1% for the three-year agreement outstanding at May 31, 2005.

As of May 31, 2005 and 2004, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

For the purpose of the revolving credit agreements, net margin, senior debt and total equity are adjusted to exclude the non-cash

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

adjustments related to SFAS 133 and 52. Adjusted times interest earned ratio ("TIER") represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. Senior debt represents the sum of subordinated deferrable debt, members' subordinated certificates, minority interest and total equity. Senior debt includes guarantees; however, it excludes:

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

The following represents the Company's required financial ratios at or for the year ended May 31:

	Requirement	2005	2004

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.08	1.15

Minimum adjusted TIER at fiscal year end (1)	1.05	1.14	1.12

Maximum senior debt	10.00	6.30	6.87
_____________
(1)	The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Based on the ability to borrow under the bank line facilities, the Company classified $5,000 million and $4,650 million, respectively, of its short-term debt outstanding as long-term debt at May 31, 2005 and 2004. The Company expects to maintain more than $5,000 million of short-term debt outstanding during the next twelve months. If necessary, the Company can refinance such short-term debt on a long-term basis by borrowing under the credit agreements totaling $5,000 million discussed above, subject to the conditions therein.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

(5) Long-Term Debt

The following is a summary of long-term debt at May 31 and the weighted average interest rates thereon:

	2005		2004
	Amounts	Weighted Average	Amounts	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Unsecured medium-term notes:
Medium-term notes, sold through dealers (1)(5)	$5,387,082		$6,190,950
Medium-term notes, sold directly to members (2)	68,382		98,918
Subtotal	5,455,464		6,289,868
Unamortized discount	(11,330)		(13,484)
Foreign currency valuation account (5)	220,553		233,990
Total unsecured medium-term notes	5,664,687	6.51%	6,510,374	5.94%

Secured collateral trust bonds:
6.65%, Bonds, due 2005 (3)	-		50,000
3.00%, Bonds, due 2006 (3)	-		600,000
6.00%, Bonds, due 2006 (3)	-		1,500,000
6.00%, Bonds, due 2006 (3)	-		300,000
7.30%, Bonds, due 2006	100,000		100,000
3.25%, Bonds, due 2007	200,000		200,000
6.20%, Bonds, due 2008	300,000		300,000
3.875%, Bonds, due 2008	500,000		500,000
5.75%, Bonds, due 2008	225,000		225,000
Floating Rate Bonds, Series E-2, due 2010 (4)	2,024		2,025
5.70%, Bonds, due 2010	200,000		200,000
4.375% Bonds, due 2010	500,000		500,000
4.75% Bonds, due 2014	600,000		600,000
7.20%, Bonds, due 2015	50,000		50,000
6.55%, Bonds, due 2018	175,000		175,000
7.35%, Bonds, due 2026	100,000		100,000
Subtotal	2,952,024		5,402,025
Unamortized discount	(5,880)		(10,168)
Total secured collateral trust bonds	2,946,144	5.05%	5,391,857	5.15%
Long-term notes payable	91,124	4.94%	106,951	4.12%
Short-term debt supported by revolving credit
agreements, classified as long-term debt (see Note 4)	5,000,000	3.84%	4,650,000	2.28%
Total long-term debt	$13,701,955	5.21%	$16,659,182	4.66%
________________
(1)

Medium-term notes sold through dealers mature through 2032 as of May 31, 2005 and 2004. Does not include $921 million and $280 million of medium-term notes sold through dealers that were reclassified as short-term debt at May 31, 2005 and 2004, respectively.

(2)

Medium-term notes sold directly to members mature through 2023 as of May 31, 2005 and 2004. Does not include $206 million and $176 million of medium-term notes sold to members that were reclassified as short-term debt at May 31, 2005 and 2004, respectively.

(3)	Included as short-term debt at May 31, 2005.
(4)	Issued under the 1972 indenture. All others issued under the 1994 indenture.
(5)

At May 31, 2005 and 2004, medium-term notes sold through dealers includes $434 million and $824 million, respectively, related to medium-term notes denominated in Euros and $282 million and $282 million, respectively, of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

The principal amount of medium-term notes, collateral trust bonds and long-term notes payable maturing in each of the five fiscal years following May 31, 2005 and thereafter is as follows:

	Amount	Weighted Average
(Dollar amounts in thousands)	Maturing	Interest Rate
2006 (1)	$3,591,374	4.76%
2007	1,643,951	5.80%
2008	1,100,614	4.40%
2009	493,582	5.60%
2010	1,473,157	5.72%
Thereafter	3,990,651	6.67%
Total	$12,293,329	5.64%
_____________
(1) The amount scheduled to mature in fiscal year 2006 has been presented as long-term debt due in one year under short-term debt.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Under the 1972 indenture for collateral trust bonds, CFC is required to maintain funds in a debt service investment account equivalent to principal and interest payments due on the bonds over the next 12 months. At May 31, 2005 and 2004, CFC had $2 million invested in bank certificates of deposit and marketable securities representing pledged collateral and used to meet debt service requirements for interest on the one series of bonds outstanding under the 1972 indenture.

The remaining collateral trust bonds outstanding under the 1994 indenture are secured by the pledge of mortgage notes taken by CFC in connection with long-term secured loans made to members and RUS guaranteed loans qualifying as permitted investments fulfilling specified criteria as set forth in the indentures. Medium-term notes are unsecured obligations of CFC.

Foreign Denominated Debt

As a result of issuing debt in foreign currencies, CFC must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance. At the time of issuance of all foreign denominated debt, CFC enters into a cross currency or cross currency interest rate exchange agreements to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt on the consolidated balance sheets is also reported on the consolidated and combined statements of operations as foreign currency adjustments. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the debt, unless the counterparty to the cross currency or cross currency interest rate exchange agreement does not perform as required under the agreement.

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

	2005		2004
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
6.75% due 2043	$125,000		$125,000
6.10% due 2044	100,000		100,000
5.95% due 2045	135,000		-
7.625% due 2050	150,000		150,000
7.40% due 2050	175,000		175,000
Total	$685,000	6.86%	$550,000	7.08%

(7) Derivative Financial Instruments

Interest Rate Exchange Agreements

At May 31, 2005 and 2004, the Company was a party to interest rate exchange agreements with notional amounts totaling $13,693 million and $15,485 million, respectively. The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk. The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future. The Company's interest rate exchange agreements at May 31, 2005 have maturity dates ranging from 2005 to 2031.

Generally, the Company's interest rate exchange agreements do not qualify for hedge accounting under SFAS 133. The majority of the Company's interest rate exchange agreements use a 30-day composite commercial paper index as either the pay or receive leg. The 30-day composite commercial paper index is the best match for the commercial paper that is the underlying debt and is also used as the cost basis in the Company's variable interest rates. However, the correlation between movement in the 30-day composite commercial paper index and movement in the Company's commercial paper rates is not consistently high enough to qualify for hedge accounting.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

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

During the years ended May 31, 2005, 2004 and 2003, income related to interest rate exchange agreements that did not qualify for hedge accounting totaling $43 million, $82 million and $104 million, respectively, was recorded as derivative cash settlements in the consolidated and combined statements of operations. Cash settlements includes income of $65 million, $82 million and $104 million during the years ended May 31, 2005, 2004 and 2003, respectively, for the periodic amounts that were paid and received related to its interest rate exchange agreements. During the year ended May 31, 2005, cash settlements also includes $22 million of fees paid to counterparties related to the exiting of agreements. These agreements were terminated due to the prepayment of approximately $1.1 billion of loans, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements. The impact on earnings for the years ended May 31, 2005, 2004 and 2003 due to the change in fair value of these interest rate exchange agreements was a gain of $7 million, a loss of $274 million and a gain of $454 million, respectively, recorded in CFC's derivative forward value. For the years ended May 31, 2005, 2004 and 2003, the derivative forward value also includes amortization of zero, $1 million and $(3) million, respectively, related to the long-term debt valuation allowance and $13 million, $17 million and $22 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date CFC implemented SFAS 133. The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements. Approximately $3 million is expected to be amortized over the next 12 months related to the transition adjustment and amortization will continue through April 2029.

At May 31, 2005 and 2004, interest rate exchange agreements with a total notional amount of $6,443 million and $7,235 million, respectively, in which the Company pays a fixed rate and receives a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate, were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate.

At May 31, 2005 and 2004, interest rate exchange agreements with a total notional amount of $7,050 million and $8,050 million, respectively, in which the Company pays a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate and receives a fixed rate, were used to synthetically change the rate on debt from fixed to variable.

*	Interest rate exchange agreements that are designated as and qualify as hedges.

At May 31, 2005 and 2004, interest rate exchange agreements with a total notional amount of $200 million in which the Company pays a fixed rate and receives a variable rate based on a LIBOR based rate were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate. These agreements are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the interest rate exchange agreements to the critical terms of the hedged debt. Interest rate exchange agreements that qualify as effective cash flow hedges are deemed to be effective if the payment dates match exactly to the payment dates on the hedged debt throughout the terms of the agreements. All effective changes in forward value on these interest rate exchange agreements are recorded as other comprehensive income and reported in the consolidated and combined statement of changes in equity. The net impact was a loss of less than $1 million, a gain of $2 million and no impact to other comprehensive income for the years ended May 31, 2005, 2004 and 2003, respectively. No amount related to ineffectiveness was recorded in the consolidated and combined statement of operations for the years ended May 31, 2005, 2004 and 2003. For the years ended May 31, 2005, 2004 and 2003, cost of funds includes income of less than $1 million, expense of $1 million and zero, respectively, related to net cash settlements for interest rate exchange agreements that qualify as effective hedges.

Either the Company or the counterparty to an interest rate exchange agreement may terminate the agreement due to specified events, primarily a credit downgrade. If either counterparty terminates the agreement, a payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. The Company is exposed to counterparty credit risk on interest rate exchange agreements if the counterparty to the interest rate exchange agreement does not perform pursuant to the agreement's terms. The Company only enters into interest rate exchange agreements with financial institutions with investment grade ratings.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Cross Currency and Cross Currency Interest Rate Exchange Agreements

At May 31, 2005, the Company had medium-term notes outstanding that are denominated in foreign currencies. The Company entered into cross currency and cross currency interest rate exchange agreements related to each foreign denominated issue in order to synthetically change the foreign denominated debt to U.S. dollar denominated debt. At May 31, 2005 and 2004, the Company was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,106 million.

*	Cross currency interest rate exchange agreements that are not designated as and do not qualify as hedges.

At May 31, 2005 and 2004, cross currency interest rate exchange agreements with a total notional amount of $434 million in which the Company receives Euros and pays U.S. dollars, and $282 million in which the Company receives Australian dollars and pays U.S. dollars, were used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate. These cross currency interest rate exchange agreements do not qualify for hedge accounting. Since the agreements synthetically change both the interest rate and the currency exchange rate in one agreement, the criteria to qualify for effectiveness specifies that the change in fair value of the debt when divided by the change in the fair value of the derivative must be within a range of 80% to 125%, which is more difficult to obtain than matching the critical terms. Therefore, all changes in fair value are recorded in the consolidated and combined statements of operations. The impact on earnings for the years ended May 31, 2005, 2004 and 2003 due to the change in fair value of these cross currency interest rate exchange agreements were gains of $23 million, $45 million and $303 million, respectively, recorded in the derivative forward value. The amounts paid and received related to cross currency interest rate exchange agreements that did not qualify for hedge accounting were income of $20 million, $28 million and $19 million, respectively, for the years ended May 31, 2005, 2004 and 2003 and were included in as part of derivative cash settlements.

*	Cross currency exchange agreements that are designated as and qualify as hedges.

At May 31, 2005 and 2004, cross currency exchange agreements with a total notional amount of $390 million in which the Company receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency exchange agreements to the critical terms of the hedged debt. Cross currency exchange agreements that qualify as effective cash flow hedges are deemed to be effective if the payment dates match exactly to the payment dates on the hedged debt throughout the terms of the agreements. All effective changes in forward value on these cross currency exchange agreements are recorded as other comprehensive income (loss) and reported in the consolidated and combined statements of changes in equity. Reclassifications are then made from other comprehensive income (loss) to foreign currency adjustments on the consolidated and combined statements of operations in an amount equal to the change in the dollar value of foreign denominated debt, which results in the full offset of the change in the dollar value of such debt based on the changes in the exchange rate during the period. There were gains of $12 million, $16 million and $4 million to other comprehensive income for the years ended May 31, 2005, 2004 and 2003, respectively. No amount related to ineffectiveness was recorded in the consolidated and combined statements of operations for the years ended May 31, 2005, 2004 and 2003. Cost of funds includes $8 million of expense related to net cash settlements for cross currency exchange agreements that qualify as effective hedges for the years ended May 31, 2005, 2004 and 2003.

The following chart summarizes the cross currency and cross currency interest rate exchange agreements outstanding at May 31, 2005 and 2004.

(Currency amounts in thousands)		Notional Principal Amount
	Original	U.S. Dollars (4)				Foreign Currency
	Exchange	May 31,		May 31,		May 31,		May 31,
Maturity Date	Rate	2005		2004		2005		2004
February 24, 2006	0.8969	$390,250		$390,250		350,000	EU (1)	350,000	EU (1)
July 7, 2006	1.506	282,200	(3)	282,200	(3)	425,000	AU (2)	425,000	AUD (2)
March 14, 2007	1.153	433,500	(3)	433,500	(3)	500,000	EU (1)	500,000	EU (1)
______________
(1) EU - Euros
(2) AUD - Australian dollars

(3) These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate or from a foreign denominated variable rate to a U.S. dollar denominated variable rate.

(4) Amounts in the chart represent the U.S. dollar value at the initiation of the exchange agreement. At May 31, 2005 and 2004, one U. S. dollar was the equivalent of 0.813 and 0.820 Euros, respectively. One U. S. dollar was the equivalent of 1.324 and 1.398 Australian dollars at May 31, 2005 and 2004, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Generally, the Company's cross currency interest rate exchange agreements in which the interest rate is moved from fixed to floating or from one floating index to another floating index do not qualify for hedge accounting.

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

On foreign denominated medium-term notes with maturities longer than one year, interest is paid annually and on medium-term notes with maturities of less than one year, interest is paid at maturity. The Company considers the cost of all related cross currency and cross currency interest rate exchange agreements as part of the total cost of debt issuance when deciding whether to issue debt in the U.S. or foreign capital markets and whether to issue the debt denominated in U.S. dollars or foreign currencies.

Either counterparty to the cross currency and cross currency interest rate exchange agreements may terminate the agreement due to specified events, primarily a credit downgrade. If either counterparty terminates the agreement, a payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument which would result in a gain or loss. The Company is exposed to counterparty credit risk and foreign currency risk on the cross currency and cross currency interest rate exchange agreements if the counterparty to the agreement does not perform pursuant to the agreement's terms. The Company only enters into cross currency and cross currency interest rate exchange agreements with financial institutions with investment grade ratings.

Rating Triggers

The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart on page 49). At May 31, 2005, there were rating triggers associated with $10,625 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,125 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,500 million.

At May 31, 2005, the Company's exchange agreements had a derivative fair value of $44 million, comprised of $47 million that would be due to the Company and $3 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated and a derivative fair value of $271 million, comprised of $316 million that would be due to the Company and $45 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated. At May 31, 2005, CFC's senior unsecured debt had ratings of A2 and A from Moody's Investors Service and Standard & Poor's Corporation, respectively.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Loan and Guarantee Subordinated Certificates

Members obtaining long-term loans, certain intermediate-term loans or guarantees are generally required to purchase additional loan or guarantee subordinated certificates with each such loan or guarantee. These certificates are unsecured, subordinated debt of the Company.

Certificates currently purchased in conjunction with long-term loans are generally non-interest bearing. CFC's policy regarding the purchase of loan subordinated certificates requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% of the long-term loan for distribution systems and 7% of the long-term loan for power supply systems.  CFC associates and RTFC members are required to purchase loan subordinated certificates of either 5% or 10% of each long-term loan advance.  For non-standard credit facilities, the borrower is required to purchase interest bearing certificates in amounts determined appropriate by CFC based on the circumstances of the transaction.

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with CFC's guarantee program vary in accordance with applicable CFC policy. Members may be required to purchase noninterest-bearing debt service reserve subordinated certificates in connection with CFC's guarantee of long-term tax-exempt bonds (see Note 12). CFC pledges proceeds from the sale of such certificates to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued. These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

Information with respect to members' subordinated certificates at May 31 is as follows:

	2005		2004
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Number of subscribing members	899		897
Membership subordinated certificates:
Certificates maturing 2020 through 2095	$628,552		$628,282
Subscribed and unissued	34,515		21,627
Total membership subordinated certificates	663,067	4.84%	649,909	4.88%
Loan and guarantee subordinated certificates:
3% certificates maturing through 2040	115,735		115,735
2% to 14% certificates maturing through 2040	181,407		177,387
Noninterest-bearing certificates maturing through 2039	473,655		661,651
Subscribed and unissued	56,886		60,476
Total loan and guarantee subordinated certificates	827,683	1.66%	1,015,249	1.29%
Total members' subordinated certificates	$1,490,750	3.07%	$1,665,158	2.69%

Membership subordinated certificates generally mature in 100 years from issuance. The weighted average maturity for membership subordinated certificates outstanding at May 31, 2005 and 2004 was 71 years and 72 years, respectively. Loan and guarantee subordinated certificates have the same maturity as the related long-term loan. Some certificates may also amortize annually based on the outstanding loan balance.

(9)	Minority Interest

At May 31, 2005 and 2004, the Company reported minority interests of $19 million and $21 million, respectively, on the consolidated balance sheets. Minority interest represents the interest of other parties in RTFC and NCSC. The members of RTFC and NCSC own or control 100% of the interest in the respective company. CFC implemented FIN 46(R) on June 1, 2003 which required the consolidation of RTFC's and NCSC's results of operation and financial condition even though CFC has no financial interest or voting control over either company.

On June 1, 2003, a total of $20 million of RTFC equity was reclassified from the combined equity at May 31, 2003 and added to minority interest. During the year ended May 31, 2005, the balance of minority interest was impacted by the offset of $1 million of unretired RTFC patronage capital allocations against outstanding loan balances to certain impaired and high risk borrowers and the retirement of $3 million of patronage capital to RTFC members in January 2005, offset by $2 million of minority interest net margin for the year ended May 31, 2005.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

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

CFC's board of directors authorized the retirement of $69 million of allocated margins in July 2004, representing 70% of the allocated margin for fiscal year 2004 and one-ninth of the allocated margins for fiscal years 1991, 1992 and 1993. This amount was retired in August 2004. Under current policy, the remaining 30% of the fiscal year 2003 allocated margin will be retained by CFC and used to fund operations for 15 years and then may be retired. The retirement of allocated margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008. After that time and under current policy, retirements will be comprised of the 70% of allocated margins from the prior year as approved by the board of directors and the remaining portion of allocated margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter). The $69 million retired by CFC in August 2004 included $18 million to RTFC.

In July 2005, CFC's board of directors authorized the allocation of the fiscal year 2005 adjusted net margin as follows: $0.8 million to the education fund, $83 million to members in the form of patronage capital and $33 million to the members' capital reserve. In July 2005, CFC's board of directors also authorized the retirement of allocated margins totaling $71 million, representing 70% of the fiscal year 2005 allocated margin and one-ninth of the fiscal years 1991, 1992 and 1993 allocated margins. This amount will be returned to members at the end of August 2005. Future allocations and retirements of margins will be made annually as determined by CFC's board of directors with due regard for CFC's financial condition. The board of directors for CFC has the authority to change the policy for allocating and retiring net margins at any time, subject to applicable cooperative law.

At May 31, 2005 and 2004, the total equity included the following components:

	May 31,
(Dollar amounts in thousands)	2005	2004
Membership fees	$993	$993
Education fund	1,200	1,322
Members' capital reserve	164,067	131,296
Allocated net margin	357,323	351,621
Unallocated margin (1)	-	(2,106)
Total members' equity	523,583	483,126
Prior year cumulative derivative forward
value and foreign currency adjustments	224,716	523,223
Current period derivative forward value (2)	30,781	(233,197)
Current period foreign currency adjustments	(22,893)	(65,310)
Total retained equity	756,187	707,842
Accumulated other comprehensive income (loss)	12,574	(12,108)
Total equity	$768,761	$695,734

(1) The May 31, 2004 balance includes NCSC equity which is included in consolidated equity rather than minority interest since it was in a deficit equity position at that time and therefore represented a charge to CFC.

(2) Represents the derivative forward value gain (loss) recorded by CFC for the period.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

(11)
Employee Benefits

CFC is a participant in the National Rural Electric Cooperative Association ("NRECA") Retirement Security Pension Plan. This plan is available to all qualified CFC employees. Under the plan, participating employees are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the plan. CFC contributed $2.8 million, $2.5 million and $2.2 million to the Retirement Security Pension Plan during fiscal years 2005, 2004 and 2003, respectively. Funding requirements that are billed are charged to general and administrative expenses on a monthly basis. This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

The Economic Growth and Tax Relief Act of 2001 set a limit of $210,000 for calendar year 2005 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has adopted a Pension Restoration Plan administered by NRECA. Under the plan, the amount that NRECA invoices CFC will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

As of December 31, 2004, the NRECA Retirement Security Pension Plan meets the ERISA standards for a funded plan and CFC was current with regard to its obligations to NRECA, the plan provider.

CFC recognizes in current year margin any expected payouts for post-retirement benefits (other than pensions) as a result of current service. Post-retirement benefits include, but are not limited to, health and welfare benefits provided after retirement. While CFC allows retired employees to participate in its medical and life insurance plans, the retirees must do so at their own expense.

CFC offers a 401(k) defined contribution savings program to all employees that have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. Beginning on January 1, 2003, CFC contributes an amount up to 3% of an employee's salary each year for all employees participating in the program. Prior to that time, CFC's contribution percentage was 2%. During the years ended May 31, 2005, 2004 and 2003, CFC contributed $0.5 million, $0.5 million and $0.4 million, respectively, under the program.

(12)	Guarantees

The Company guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At May 31, 2005 and 2004, the Company had recorded a guarantee liability totaling $16 million and $19 million, respectively, which represents the Company's contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at May 31, 2005 and 2004 totaled $16 million and $19 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal borrower risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of less than $1 million at May 31, 2005 and 2004 relates to the Company's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. The Company's non-contingent obligation is estimated based on guarantee fees received. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. The Company has recorded a non-contingent obligation for all new guarantees since January 1, 2003 in accordance with FIN 45. The Company received and deferred fees of $0.6 million, $0.8 million and $0.5 million for the years ended May 31, 2005 and 2004 and for the period from January 1, 2003 to May 31, 2003, respectively, related to new guarantees issued during the periods.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following chart summarizes total guarantees by type and segment at May 31, 2005 and 2004:

(Dollar amounts in thousands)	2005	2004
Long-term tax exempt bonds (1)	$738,385	$780,940
Debt portions of leveraged lease transactions (2)	12,285	14,838
Indemnifications of tax benefit transfers (3)	141,996	159,745
Letters of credit (4)	196,597	307,518
Other guarantees (5)	68,489	68,258
Total	$1,157,752	$1,331,299
Total by segment:
CFC:
Distribution	$41,842	$60,672
Power supply	1,066,373	1,130,379
Statewide and associate	41,642	111,195
CFC total	1,149,857	1,302,246
NCSC	7,895	29,053
Total	$1,157,752	$1,331,299
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

Of the amounts shown above, $692 million and $725 million as of May 31, 2005 and 2004, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of May 31, 2005, CFC's maximum potential exposure for the $46 million of fixed rate tax-exempt bonds is $58 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC's exposure to future interest payments on these bonds. CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)

The maturities for this type of guarantee run through 2007. CFC has guaranteed the rent obligation of its members to a third party. In the event of default by the system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the debt obligation. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. As of May 31, 2005, CFC's maximum potential exposure for guaranteed principal and interest is $14 million. This amount is secured by the property leased, the owner's rights as lessor and, in some instances, all assets of the lessee.

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

(4)

The maturities for this type of guarantee run through 2017. Additionally, letters of credit totaling $9 million at May 31, 2005 have a term of one year and automatically extend for a period of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The Company issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw. Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. As of May 31, 2005, the Company's maximum potential exposure is $197 million, of which $159 million is secured. Security provisions include a mortgage lien on all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table, under master letter of credit facilities, the Company may be required to issue up to an additional $212 million in letters of credit to third parties for the benefit of its members at May 31, 2005. At May 31, 2004, this amount was $121 million.

(5)

The maturities for this type of guarantee run through 2025. CFC provides other guarantees as required by its members. In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Of CFC's maximum potential exposure for guaranteed principal and interest totaling $68 million at May 31, 2005, $8 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $60 million is unsecured.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

The following table details the scheduled reductions of CFC's outstanding guarantees in each of the fiscal years following May 31, 2005:

(Dollar amounts in thousands)	Amount
2006	$243,256
2007	110,469
2008	84,403
2009	86,622
2010	74,318
Thereafter	558,684
Total	$1,157,752

CFC charges an annual fee related to the majority of its guarantees. During the years ended May 31, 2005, 2004 and 2003, CFC earned $2 million, $1 million and $1 million, respectively, in fees related to guarantees.

At May 31, 2005 and 2004, CFC had a total of $98 million and $122 million of guarantees, representing 8% and 9% of total guarantees, respectively, under which its right of recovery from its members was not secured.

(13)	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS 107, Disclosure about Fair Value of Financial Instruments. Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 2005 and 2004. The estimated fair value information presented is not necessarily indicative of amounts the Company could realize currently in a market sale since it may be unable to sell such instruments due to contractual restrictions or to the lack of an established market. The estimated market values have not been updated since May 31, 2005; therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming collateral trust bonds and subordinated deferrable debt under early redemption provisions and allowing borrowers to prepay their loans, the Company has held and intends to hold all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 2005 and 2004.

Cash and Cash Equivalents
Includes cash and certificates of deposit with remaining maturities of less than 90 days, which are valued at the carrying value.

Loans to Members

Fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with different risk characteristics, specifically non-performing and restructured loans, are valued using a discount rate commensurate with the risk involved. Loans with interest rate repricing scheduled within 90 days of year end are valued at cost, which approximates fair value. Variable rate loans are valued at cost, which approximates fair value since the Company has the option to reset rates every 30 days.

Debt Service Reserve Funds

The Company considers the carrying value of debt service reserve funds to be equal to fair value. Debt service reserve funds represent cash or short-term investments on deposit with the trustee of collateral trust bonds and thus carrying value is considered to be equal to fair value.

Short-Term Debt

Short-term debt consist of commercial paper, bank bid notes and other debt due within one year. The fair value of short-term debt with maturities greater than 90 days is estimated based on quoted market rates for debt with similar maturities. The fair value of short-term debt with maturities less than or equal to 90 days is carrying value, which is a reasonable estimate of fair value.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Long-term debt with a variable interest rate is valued at cost, which approximates fair value since rates adjust based on a market index every 30 days.

Subordinated Deferrable Debt
The fair value of subordinated deferrable debt is estimated based on published market prices.

Members' Subordinated Certificates

As it is impracticable to develop a discount rate that measures fair value, subordinated certificates have not been valued. Members' subordinated certificates are extended long-term obligations of the Company; many have original maturities of 70 to 100 years. These certificates are issued to the Company's members as a condition of membership or as a condition of obtaining loan funds or guarantees and are non-transferable. As these certificates were not issued primarily for their future payment stream but mainly as a condition of membership and to receiving future loan funds, there is no ready market from which to obtain fair value quotes.

Interest Rate, Cross Currency and Cross Currency Interest Rate Exchange Agreements

Derivative instruments are recorded in the consolidated balance sheets at fair value. The fair value of the interest rate and cross currency interest rate exchange agreements is estimated taking into account the expected future market rate of interest and the current creditworthiness of the exchange counterparties. The fair value of cross currency interest rate exchange agreements additionally takes into account the expected future currency exchange rate. The fair value of the cross currency exchange agreements is estimated taking into account the expected future currency exchange rate and the current creditworthiness of the exchange counterparties.

Commitments
The fair value is estimated as the carrying value, or zero. Extensions of credit under these commitments, if exercised, would result in loans priced at market rates.

Guarantees

It is impracticable to supply fair value information related to guarantees based on market comparisons as there is no other company that provides guarantees to rural electric utility companies from which to obtain market rate information. Additionally, the demand for CFC guarantees has been insignificant in the last few years. The fair value of CFC's guarantees shown below is based on the amount recorded as a guarantee liability which represents CFC's contingent and non-contingent exposure related to its guarantees. CFC's contingent guarantee liability is based on management's estimate of CFC's exposure to losses within the guarantee portfolio. CFC's non-contingent guarantee liability is estimated based on guarantee fees received for guarantees issued since January 1, 2003, which represents management's estimate of the fair value of its obligation to stand ready to perform. CFC charges guarantee fees based on the specifics of each individual transaction.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Carrying and fair values as of May 31, 2005 and 2004 are presented as follows:

	2005		2004
(Dollar amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$418,514	$418,514	$140,307	$140,307
Loans to members, net	18,382,319	17,681,520	19,914,584	18,285,544
Debt service reserve funds	93,182	93,182	84,236	84,236
Cash flow interest rate exchange
agreements	61,671	61,671	97,579	97,579
Cash flow cross currency interest
rate exchange agreements	64,797	64,797	37,985	37,985
Fair value interest rate exchange
agreements	224,992	224,992	220,745	220,745
Fair value cross currency interest
rate exchange agreements	233,403	233,403	221,184	221,184
Liabilities:
Short-term debt (1)	7,952,579	7,977,991	5,990,039	5,983,502
Long-term debt (1)	8,701,955	9,439,911	12,009,182	12,473,238
Guarantee liability (2)	16,094	16,094	19,184	19,184
Cash flow interest rate exchange
agreements	67,154	67,154	117,428	117,428
Fair value interest rate exchange
agreements	11,317	11,317	12,487	12,487
Subordinated deferrable debt	685,000	689,288	550,000	541,765
Off-balance sheet instruments:
Commitments	-	-	-	-
(1) Prior to reclassification of short-term debt supported by the revolving credit agreements to long-term debt.
(2) The carrying value represents CFC's exposure related to its guarantees and therefore will not equal total guarantees shown in Note 12.

(14)	Contingencies

(a) At May 31, 2005 and 2004, the Company had non-performing loans outstanding in the amount of $617 million and $341 million, respectively. During fiscal year 2005, 2004 and 2003, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income. The effect of not accruing interest on non-performing loans was a decrease in interest income of $24 million, $0.2 million and $24 million for the years ended May 31, 2005, 2004 and 2003, respectively.

At May 31, 2005 and 2004, the Company had restructured loans in the amount of $601 million and $618 million, respectively. At May 31, 2005 and 2004, $594 million and $618 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income. A total of $0.3 million and $28 million of interest was accrued on restructured loans during the years ended May 31, 2005 and 2003, respectively. No interest income was accrued on restructured loans for the year ended May 31, 2004. The effect of not accruing interest income at the stated rates on restructured loans was a decrease in interest income of $27 million, $23 million and $4 million for the years ended May 31, 2005, 2004 and 2003, respectively.

(b) The Company classified $1,208 million and $959 million of loans as impaired pursuant to the provisions of SFAS 114, as amended, at May 31, 2005 and 2004, respectively. The Company reserved $404 million and $233 million of the loan loss allowance for such impaired loans at May 31, 2005 and 2004, respectively. The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. The Company did not accrue interest income on loans classified as impaired during the years ended May 31, 2005 and 2004. The Company accrued interest income totaling $28 million on loans classified as impaired during the year ended May 31, 2003. The average recorded investment in impaired loans for the years ended May 31, 2005, 2004 and 2003 was $992 million, $626 million and $1,176 million, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

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

(c) At May 31, 2005 and 2004, CFC had a total of $594 million and $618 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers. All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at May 31, 2005 and 2004 represented 2.9% and 2.8%, respectively, of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, CFC restructured its loans to CoServ. CoServ is scheduled to make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC. As of May 31, 2005, no amounts have been advanced to CoServ under this loan facility. To date, CoServ has made all payments required under the restructure agreement. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up after December 13, 2007 and for $405 million plus an interest payment true up after December 13, 2008.

CoServ and CFC have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC's legal claim against CoServ will now be limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at May 31, 2005.

(d) VarTec Telecom, Inc. ("VarTec") is a telecommunications company and RTFC borrower located in Dallas, Texas. VarTec has experienced extensive competition in its primary businesses, resulting in a significant reduction to its cash flow. VarTec and 16 of its U.S.-based affiliates, which are guarantors of VarTec's debt to RTFC, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004 in Dallas, Texas. VarTec is continuing operations pending completion of sales of its remaining operating assets.

RTFC is VarTec's principal senior secured creditor. At May 31, 2005 and 2004, RTFC had a total of $135 million and $340 million, respectively, of loans outstanding to VarTec. The loan balance at May 31, 2004 was reduced during fiscal year 2005 by $119 million in payments, $34 million for offsets of allocated but unretired patronage capital and subordinated capital certificates and $52 million in asset sales. All loans to VarTec are on non-accrual status, resulting in the application of all payments received against principal. RTFC and VarTec entered into an amended and restated credit agreement effective as of October 7, 2004 (the "Amended Credit Agreement"). On October 8, 2004, VarTec repaid $90 million of its loans to RTFC; $70 million of the repayment was applied to long-term loans and $20 million of the repayment was applied to a $70 million revolving credit facility under the Amended Credit Agreement and was available for readvance subject to satisfaction of the terms and conditions therein. During fiscal year 2005, RTFC offset $4 million of allocated but unretired patronage capital and $30 million of subordinated capital certificates against the loan balance.

RTFC agreed to provide VarTec debtor-in-possession ("DIP") financing up to $20 million, plus temporary additional revolving loans of up to $10 million. The financing available under the temporary additional revolving loans has been reduced to zero and cancelled. As part of the agreement, VarTec is required to sweep all cash to RTFC on a daily basis for application first to the DIP financing and then to other RTFC secured debt. As of January 12, 2005, the bankruptcy court approved the financing on a final basis and reserved claims against RTFC and challenges to RTFC's liens until a later date. The deadline for filing such claims was July 6, 2005. On June 10, 2005, the Official Committee of Unsecured Creditors (the "UCC") initiated an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. No other party had filed such a claim by expiration of the deadline. The adversary proceeding asserts the following claims: (i) that RTFC may have engaged in wrongful activities prior to the filing of the bankruptcy proceeding (e.g., RTFC had "control" over VarTec's affairs, RTFC exerted "financial leverage" over VarTec and is liable for VarTec's "deepening insolvency"); (ii) that RTFC's claims against VarTec should be equitably subordinated to the claims of other creditors because of the alleged wrongful activities; and (iii) that certain payments made by VarTec to RTFC and certain liens granted to RTFC are avoidable

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

as preferences or fraudulent transfers or should otherwise be avoided and re-distributed for the benefit of VarTec's bankruptcy estates. The adversary proceeding identifies payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On August 5, 2005, RTFC filed an answer and a motion to dismiss the deepening insolvency claim.

On December 17, 2004, VarTec sold its European operations, and on March 21, 2005, the court approved the sale of certain real estate in Addison, Texas, and miscellaneous personal property. On May 5, 2005, VarTec sold its Canadian operations. On July 29, 2005, the court approved a sale of VarTec's remaining operating assets (the "Domestic Assets Sale").  In August 2005, RTFC received $32 million representing partial payment of proceeds from the Domestic Assets Sale.  Final closing of the Domestic Assets Sale is subject to government approvals; in the interim VarTec will continue to operate its business.

As part of the court order approving the DIP financing, VarTec was allowed to continue to make interest payments on the secured RTFC debt and to make principal payments during periods in which no amount was outstanding under the DIP financing. However pursuant to the terms of the Domestic Assets Sale, pending final closing of such sale, such payments will cease. Under the terms of the Domestic Assets Sale, the asset purchaser has reimbursed RTFC for the current amount outstanding under the DIP facility. In addition, the asset purchaser will be required to provide RTFC with funding for all future advances under the DIP facility. RTFC does not anticipate advancing any additional funds under the existing DIP facility. RTFC may have to put in place and advance additional funds under an administrative DIP facility to be approved by the bankruptcy court.

The court has also ordered that all net proceeds of such sales, including the Domestic Assets Sale, be provisionally applied to RTFC's secured long-term debt. The application is subject to third parties' rights, if any, superior to RTFC's rights and liens, and to further court order to require the return of such funds for use as cash collateral under the Bankruptcy Code.

Based on its analysis, the Company believes that it is adequately reserved against its exposure to VarTec at May 31, 2005.

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

As of May 31, 2005 and 2004, RTFC had $475 million and $553 million, respectively, in loans outstanding to ICC. In addition, at May 31, 2005, RTFC had a total of $4 million outstanding to Vitelco. In January 2005, ICC did not make the full regular debt service payment on its loans to RTFC. In March 2005, both ICC and Vitelco did not make the final maturity principal payments on line of credit loans in the amounts of $10 million and $4 million, respectively. RTFC placed all loans to ICC on non-accrual status as of February 1, 2005 and all loans to Vitelco on non-accrual status as of March 20, 2005. On March 23, 2005, RTFC filed a lawsuit in the United States District Court for the Eastern District of Virginia against Vitelco for such default. The matter has been settled, and all amounts due under the line of credit loan to Vitelco were paid by agreement of the parties on terms agreed to by the parties.

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

In September 2004, RTFC exercised its right to offset amounts allocated to ICC as patronage capital and ICC investments in subordinated capital certificates against the long-term outstanding loan balance. During fiscal year 2005, RTFC offset $10 million of patronage capital that had previously been allocated to ICC, but had not yet been retired. RTFC also offset $54

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

million of subordinated capital certificates held by ICC. RTFC borrowers are required to purchase subordinated capital certificates with each long-term loan advance.

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

On January 11, 2005, RTFC served a motion for partial summary judgment in the loan default action. In its motion, RTFC seeks partial summary judgment as to ICC's liability for certain events of default alleged in the amended complaint. In addition, RTFC seeks summary judgment dismissing ICC's defense and counterclaim for reformation of the loan agreement, and ICC's counterclaim for anticipatory repudiation in connection with the alleged obligation to fund ICC's settlement of the Greenlight litigation. On March 2, 2005, the Virgin Islands District Court issued an order permitting the parties to take limited written and deposition discovery pertaining to RTFC's partial summary judgment motion. ICC has opposed the motion for summary judgment and cross-moved for summary judgment dismissing the loan default action on the ground that loan is not in default for various reasons, including those set forth in its answer and counterclaims.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC and Vitelco at May 31, 2005.

(15)	Segment Information

In November 2004, management changed the segment presentation to better reflect the reports it is currently using to manage the business. The Company's consolidated and combined financial statements include the financial results of CFC, RTFC and NCSC. Full financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance. The segment presentation for the year ended May 31, 2005 reflects the operating results of each of the three companies as a separate segment. The three segments presented are CFC, RTFC and NCSC, replacing the prior segments of electric, telecommunications and other. The presentation of the years ended May 31, 2004 and 2003 have been restated on a comparable basis as the year ended May 31, 2005.

As stated elsewhere in the consolidated and combined financial statements, CFC is the sole lender to RTFC and the primary source of funding for NCSC. NCSC also obtains funding from third parties with a CFC guarantee. Thus CFC takes all of the risk related to the funding of the loans to RTFC and NCSC, and in return, CFC earns a gross margin on the loans to RTFC and NCSC.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following chart contains consolidated and combined statements of operations for the years ended May 31, 2005, 2004, and 2003 and consolidated balance sheets as of May 31, 2005 and 2004.

	For the year ended May 31, 2005
(Dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$772,619	$225,732	$27,775	$1,026,126
Cost of funds	(682,828)	(220,458)	(18,777)	(922,063)
Gross margin	89,791	5,274	8,998	104,063

Operating expenses:
General and administrative expenses	(38,218)	(2,959)	(2,054)	(43,231)
Provision for loan losses	(16,402)	-	-	(16,402)
Recovery of guarantee losses	3,107	-	-	3,107
Total operating expenses	(51,513)	(2,959)	(2,054)	(56,526)

Results of operations of foreclosed assets	13,079	-	-	13,079
Impairment loss on foreclosed assets	(55)	-	-	(55)
Total gain on foreclosed assets	13,024	-	-	13,024

Derivative cash settlements	65,233	-	(2,189)	63,044
Derivative forward value	30,781	-	(906)	29,875
Foreign currency adjustments	(22,893)	-	-	(22,893)
Total gain (loss) on derivative and foreign
currency adjustments	73,121	-	(3,095)	70,026
Operating margin	124,423	2,315	3,849	130,587

Income tax expense	-	(57)	(1,461)	(1,518)
Net margin per segment reporting	$124,423	$2,258	$2,388	$129,069

Reconciliation of net margin:
Net margin per segment reporting				$129,069
Minority interest- RTFC and NCSC net margin				(2,540)
Net margin per consolidated statement of operations				$126,529

Assets:
Loans to members	$15,505,166	$2,992,192	$474,710	$18,972,068
Less: Allowance for loan losses	(588,365)	-	(1,384)	(589,749)
Loans to members, net	14,916,801	2,992,192	473,326	18,382,319
Other assets	1,329,954	266,040	67,775	1,663,769
Total assets	$16,246,755	$3,258,232	$541,101	$20,046,088

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

	For the year ended May 31, 2004
(Dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$673,078	$306,579	$27,636	$1,007,293
Cost of funds	(607,771)	(300,281)	(17,600)	(925,652)
Gross margin	65,307	6,298	10,036	81,641

Operating expenses:
General and administrative expenses	(35,096)	(4,256)	(1,040)	(40,392)
(Provision for) recovery of loan losses	(55,364)	-	443	(54,921)
Recovery of guarantee losses	851	-	-	851
Total operating expenses	(89,609)	(4,256)	(597)	(94,462)

Results of operations of foreclosed assets	13,469	-	-	13,469
Impairment loss on foreclosed assets	(10,877)	-	-	(10,877)
Total loss on foreclosed assets	2,592	-	-	2,592

Derivative cash settlements	113,694	-	(3,607)	110,087
Derivative forward value	(233,198)	-	4,066	(229,132)
Foreign currency adjustments	(65,310)	-	-	(65,310)
Total (loss) gain on derivative and foreign
currency adjustments	(184,814)	-	459	(184,355)
Operating (loss) margin	(206,524)	2,042	9,898	(194,584)

Income tax expense	-	(52)	(3,765)	(3,817)
Cumulative effect of change in accounting principle	22,369	-	-	22,369
Net (loss) margin per segment reporting	$(184,155)	$1,990	$6,133	$(176,032)

Reconciliation of net margin:
Net margin per segment reporting				$(176,032)
Minority interest- RTFC and NCSC net margin				(1,989)
Net margin per consolidated statement of operations				$(178,021)

Assets:
Loans to members	$15,355,584	$4,643,008	$489,931	$20,488,523
Less: Allowance for loan losses	(571,739)	-	(2,200)	(573,939)
Loans to members, net	14,783,845	4,643,008	487,731	19,914,584
Other assets	967,986	505,439	53,229	1,526,654
Total assets	$15,751,831	$5,148,447	$540,960	$21,441,238

	For the year ended May 31, 2003
(Dollar amounts in thousands)	CFC	RTFC	Combined
Statement of Operations:
Operating income	$726,383	$344,492	$1,070,875
Cost of funds	(601,730)	(337,602)	(939,332)
Gross margin	124,653	6,890	131,543

Operating expenses:
General and administrative expenses	(34,042)	(4,127)	(38,169)
Provision for loan losses	(43,071)	-	(43,071)
Provision for guarantee losses	(25,195)	-	(25,195)
Total operating expenses	(102,308)	(4,127)	(106,435)

Results of operations of foreclosed assets	9,734	-	9,734
Impairment loss on foreclosed assets	(19,689)	-	(19,689)
Total loss on foreclosed assets	(9,955)	-	(9,955)

Derivative cash settlements	122,825	-	122,825
Derivative forward value	757,212	-	757,212
Foreign currency adjustments	(243,220)	-	(243,220)
Net margin per segment reporting	$649,207	$2,763	$651,970

(16)	Selected Quarterly Financial Data (Unaudited)

Summarized results of operations for the four quarters of fiscal years 2005 and 2004 are as follows:

	Fiscal Year 2005
	Quarters Ended
(Dollar amounts in thousands)	August 31	November 30	February 28	May 31	Total Year

Operating income	$ 247,125	$ 281,304	$ 251,325	$ 246,372	$1,026,126
Gross margin	18,747	54,501	23,185	7,630	104,063
Operating margin (loss)	90,738	48,872	7,809	(16,832)	130,587
Net margin (loss)	89,941	46,964	6,450	(16,826)	126,529

	Fiscal Year 2004
	Quarters Ended
(Dollar amounts in thousands)	August 31	November 30	February 29	May 31	Total Year

Operating income	$ 255,275	$ 256,537	$ 246,874	$ 248,607	$1,007,293
Gross margin	29,900	22,282	21,399	8,060	81,641
Operating (loss) margin	(240,210)	83,760	96,188	(134,322)	(194,584)
Net (loss) margin prior to cumulative effect
of change in accounting principle	(241,912)	82,221	95,146	(135,845)	(200,390)
Net (loss) margin	(219,543)	82,221	95,146	(135,845)	(178,021)

(17)	Subsequent Events

In August 2005, the Company sold real estate assets for $30 million. The Company acquired these real estate assets as part of a bankruptcy settlement in 2002. The real estate assets sold by the Company had been accounted for as foreclosed assets. The Company estimates that its fiscal year 2006 first quarter results of operations of foreclosed assets will include a gain of approximately $2 million from the sale.

In July 2005, the Company sold $500 million of 4.656% notes to the Federal Agricultural Mortgage Corporation due in 2008 and secured by the pledge of CFC mortgage notes.
107