Form 10-Q
period 2005-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2005-10-17
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X .

The Registrant has no stock.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar amounts in thousands)

A S S E T S

	August 31, 2005	May 31, 2005

Cash and cash equivalents	$318,482	$418,514

Loans to members	18,202,585	18,972,068
Less: Allowance for loan losses	(589,699)	(589,749)
Loans to members, net	17,612,886	18,382,319

Receivables	365,950	299,350

Fixed assets, net	4,468	42,496

Assets held for sale	40,240	-

Debt service reserve funds	93,182	93,182

Bond issuance costs, net	54,919	56,492

Foreclosed assets	117,734	140,950

Derivative assets	552,837	584,863

Other assets	26,890	27,922

	$19,187,588	$20,046,088

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar amounts in thousands)

L I A B I L I T I E S A N D E Q U I T Y

	August 31, 2005	May 31, 2005

Short-term debt	$1,881,183	$2,952,579

Accrued interest payable	389,145	256,011

Long-term debt	13,891,858	13,701,955

Deferred income	47,630	51,219

Guarantee liability	12,769	16,094

Other liabilities	35,642	26,596

Derivative liabilities	81,512	78,471

Subordinated deferrable debt	685,000	685,000

Members' subordinated certificates:
Membership subordinated certificates	663,328	663,067
Loan and guarantee subordinated certificates	792,390	827,683
Total members' subordinated certificates	1,455,718	1,490,750

Minority interest - RTFC and NCSC members' equity	18,212	18,652

Equity:
Retained equity	675,783	756,187
Accumulated other comprehensive income	13,136	12,574
Total equity	688,919	768,761

	$19,187,588	$20,046,088

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollar amounts in thousands)

For the Three Months Ended August 31, 2005 and 2004

	Three Months Ended
	August 31,
	2005	2004

Operating income	$247,361	$247,125
Cost of funds	(232,761)	(228,378)

Gross margin	14,600	18,747

Expenses:
General and administrative	(10,655)	(11,025)
Recovery of guarantee losses	3,300	407
Total expenses	(7,355)	(10,618)

Results of operations of foreclosed assets	4,692	2,427

Derivative and foreign currency adjustments:
Derivative cash settlements	20,200	20,298
Derivative forward value	(36,790)	54,744
Foreign currency adjustments	(1,260)	5,140

Total (loss) gain on derivative and
foreign currency adjustments	(17,850)	80,182

Operating (loss) margin	(5,913)	90,738

Income tax expense	(199)	(195)

(Loss) margin prior to minority interest	(6,112)	90,543

Minority interest - RTFC and NCSC net margin	(1,106)	(602)

Net (loss) margin	$(7,218)	$89,941

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Dollar amounts in thousands)

For the Three Months Ended August 31, 2005 and 2004

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Margin	Fund	Reserve	Fund	Other

Quarter ended August 31, 2005:
Balance as of May 31, 2005	$768,761	$12,574	$756,187	$993	$232,604	$1,200	$164,067	$497	$356,826
Patronage capital retirement	(72,912)	-	(72,912)	-	-	-	-	-	(72,912)
Operating loss	(5,913)	-	(5,913)	-	(5,913)	-	-	-		-
Accumulated other
comprehensive income	562	562	-	-	-	-	-	-		-
Income tax expense	(199)	-	(199)	-	(199)	-	-	-		-
Minority interest - RTFC and
NCSC net margin	(1,106)	-	(1,106)	-	(1,106)	-	-	-		-
Other	(274)	-	(274)	-	-	(274)	-	-	-
Balance as of August 31, 2005	$688,919	$13,136	$675,783	$993	$225,386	$926	$164,067	$497	$283,914

Quarter ended August 31, 2004:
Balance as of May 31, 2004	$695,734	$(12,108)	$707,842	$993	$222,610	$1,322	$131,296	$497	$351,124
Patronage capital retirement	(69,269)	-	(69,269)	-	-	-	-	-	(69,269)
Operating margin	90,738	-	90,738	-	90,738	-	-	-		-
Accumulated other
comprehensive income	3,775	3,775	-	-	-	-	-	-		-
Income tax expense	(195)	-	(195)	-	(195)	-	-	-		-
Minority interest - RTFC and
NCSC net margin	(602)	-	(602)	-	(602)	-	-	-		-
Other	(302)	-	(302)	-	-	(302)	-	-	-
Balance as of August 31, 2004	$719,879	$(8,333)	$728,212	$993	$312,551	$1,020	$131,296	$497	$281,855

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

For the Three Months Ended August 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) margin	$(7,218)	$89,941
Add (deduct):
Amortization of deferred income	(3,683)	(4,621)
Amortization of bond issuance costs and deferred charges	2,659	3,770
Depreciation	784	716
Recovery of guarantee losses	(3,300)	(407)
Results of operations of foreclosed assets	(4,692)	(2,427)
Derivative forward value	36,790	(54,744)
Foreign currency adjustments	1,260	(5,140)
Changes in operating assets and liabilities:
Receivables	(66,079)	(103,623)
Accrued interest payable	133,134	174,166
Other	(11,749)	15,491

Net cash provided by operating activities	77,906	113,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(1,405,049)	(1,547,023)
Principal collected on loans	2,170,964	1,563,136
Net investment in fixed assets	(1,466)	(404)
Net cash (invested in) provided by foreclosed assets	(346)	73,120
Net proceeds from sale of foreclosed assets	28,254	-

Net cash provided by investing activities	792,357	88,829

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from issuance of short-term debt, net	(1,408,543)	1,007,796
Proceeds from issuance of long-term debt, net	586,805	59,339
Payments for retirement of long-term debt	(55,683)	(1,033,757)
Proceeds from issuance of members' subordinated certificates	15,270	14,847
Payments for retirement of members' subordinated certificates	(50,816)	(7,265)
Payments for retirement of patronage capital	(57,328)	(69,269)

Net cash used in financing activities	(970,295)	(28,309)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(100,032)	173,642
BEGINNING CASH AND CASH EQUIVALENTS	418,514	140,307
ENDING CASH AND CASH EQUIVALENTS	$318,482	$313,949

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

For the Three Months Ended August 31, 2005 and 2004

	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during three-month period for interest	$99,138	$164,082

Non-cash financing and investing activities:
Patronage capital applied against loan balances	$1,829	$-
Minority interest patronage capital applied against loan balances	1,689	-

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

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and arranging financing for its rural telecommunications members and their affiliates. In February 2005, RTFC reincorporated in the District of Columbia. Effective June 1, 2003, RTFC's results of operations and financial condition have been consolidated with those of CFC in the accompanying financial statements. CFC is the sole lender to and manages the affairs of RTFC through a long-term management agreement. Under a guarantee agreement, CFC has agreed to reimburse RTFC for loan losses. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code. RTFC pays income tax based on its net margins, excluding net margins allocated to its members.

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

The Company's consolidated membership was 1,550 as of August 31, 2005 including 900 utility members, the majority of which are consumer-owned electric cooperatives, 512 telecommunications members, 69 service members and 69 associates in 49 states, the District of Columbia and two U.S. territories. The utility members included 829 distribution systems and 71 generation and transmission ("power supply") systems. Memberships among CFC, RTFC and NCSC have been eliminated in consolidation. All references to members within this document include members and associates.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary for a fair statement of the Company's results for the interim periods presented. Operating results for the three months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006.

The notes to the consolidated and combined financial statements for the years ended May 31, 2005 and 2004 should be read in conjunction with the accompanying financial statements. (See the Company's Form 10-K for the year ended May 31, 2005.)

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

(b) Principles of Consolidation

The accompanying financial statements, effective June 1, 2003, include the consolidated accounts of CFC, RTFC, NCSC and certain entities controlled by CFC created to hold foreclosed assets, after elimination of all material intercompany accounts and transactions. Prior to June 1, 2003, RTFC and NCSC were not consolidated with CFC since CFC has no direct financial ownership interest in either company; however RTFC's results of operations and financial condition were combined with those of CFC. As a result of adopting Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003, CFC consolidates the financial results of RTFC and NCSC. CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

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

RTFC and NCSC creditors have no recourse against CFC in the event of default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC and RTFC debt obligations to a third party. At August 31, 2005, CFC had guaranteed $255 million of NCSC debt with third parties. These guarantees are not included in Note 12 at August 31, 2005 as the debt that CFC had guaranteed is reported as debt of the Company. At August 31, 2005, CFC had no guarantees of RTFC debt to third party creditors. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At August 31, 2005, RTFC had total assets of $2,522 million including loans outstanding to members of $2,301 million and NCSC had total assets of $477 million including loans outstanding of $439 million. At August 31, 2005 and May 31, 2005, CFC had committed to lend RTFC up to $10 billion, of which $2,277 million was outstanding at August 31, 2005. As of August 31, 2005 and May 31, 2005, CFC had committed to provide credit to NCSC of up to $2 billion. At August 31, 2005, CFC had provided a total of $466 million of credit to NCSC, representing $211 million of outstanding loans and $255 million of credit enhancements.

CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates their financial results. CFC presents these companies in one line on the consolidated balance sheets and the consolidated statements of operations.

Unless stated otherwise, references to the Company relate to the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC and created to hold foreclosed assets.

(c) Operating Income

The majority of the Company's operating income relates to interest earned on loans to members that is recognized on an accrual basis, unless specified otherwise in Note 13. Operating income also includes other fees associated with the Company's loan and guarantee transactions. These fees, as well as the related recognition policy, are summarized below:

9

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

*	Commitment fees are charged on committed lines of credit. These fees are recognized when collected.

During the three months ended August 31, 2005 and 2004, the Company recognized fees totaling $9 million and $6 million, respectively, in operating income including $4 million and $5 million of conversion fees, respectively. Fees totaling zero and $6 million were deferred during the three months ended August 31, 2005 and 2004, respectively.

The increase in fees recognized period over period is due to make-whole fees and exit fees totaling $2 million related to the prepayment of loans during the three months ended August 31, 2005.

(d) Comprehensive Income

Comprehensive income includes the Company's net margin, as well as other comprehensive income related to derivatives. Comprehensive income for the three months ended August 31, 2005 and 2004 is calculated as follows:

	For the three months ended August 31,
(Dollar amounts in thousands)	2005	2004
Net (loss) margin	$(7,218)	$89,941
Other comprehensive income:
Unrealized (loss) gain on derivatives	(1,559)	239
Reclassification adjustment for
realized losses on derivatives	2,121	3,536
Comprehensive (loss) income	$(6,656)	$93,716

(e) Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

(2)	Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type are summarized as follows:

	August 31, 2005		May 31, 2005
	Loans	Unadvanced (1)	Loans	Unadvanced (1)
(Dollar amounts in thousands)	outstanding	commitments	outstanding	commitments
Total by loan type:
Long-term fixed rate loans	$13,155,448	$-	$12,724,758	$
Long-term variable rate loans	3,872,690	5,612,283	4,961,397	5,537,121
Loans guaranteed by RUS	265,556	591	258,493	8,491
Intermediate-term loans	9,302	23,983	10,328	25,714
Line of credit loans	899,589	6,224,549	1,017,092	6,122,693
Total loans	18,202,585	11,861,406	18,972,068	11,694,019
Less: Allowance for loan losses	(589,699)	-	(589,749)	-
Net Loans	$17,612,886	$11,861,406	$18,382,319	$11,694,019

Total by segment:
CFC:
Distribution	$12,711,410	$8,910,805	$12,728,866	$8,821,217
Power supply	2,619,454	2,039,717	2,640,787	2,059,350
Statewide and associate	131,849	110,667	135,513	124,539
CFC Total	15,462,713	11,061,189	15,505,166	11,005,106
RTFC	2,301,263	583,438	2,992,192	518,514
NCSC	438,609	216,779	474,710	170,399
Total	$18,202,585	$11,861,406	$18,972,068	$11,694,019

The following table summarizes non-performing and restructured loans outstanding by segment and by loan program:

	August 31, 2005		May 31, 2005
	Loans	Unadvanced (1)	Loans	Unadvanced (1)
(Dollar amounts in thousands)	outstanding	commitments	outstanding	commitments
Non-performing loans:
RTFC:
Long-term fixed rate loans	$212,984	$-	$213,092	$-
Long-term variable rate loans	314,158	-	353,480	-
Line of credit loans	33,219	20,000	49,777	34,188
Total RTFC loans	560,361	20,000	616,349	34,188
NCSC:
Long-term fixed rate loans	217	-	277	-
Total non-performing loans	$560,578	$20,000	$616,626	$34,188

Restructured loans:
CFC:
Long-term variable rate loans	$587,473	$200,000	$593,584	$200,000
RTFC:
Long-term fixed rate loans	7,207	-	7,342	-
Total restructured loans	$594,680	$200,000	$600,926	$200,000

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

Loan origination costs are deferred and amortized using the straight-line method, which approximates the interest method, over the life of the loan as a reduction to operating income. At August 31, 2005 and May 31, 2005, deferred loan origination costs related to loans outstanding totaled $2 million.

Pledging of Loans

As of August 31, 2005 and May 31, 2005, CFC had pledged collateral totaling $7,733 million and $7,293 million, respectively, of distribution system mortgage notes related to outstanding long-term loans, $225 million and $218 million, respectively, of RUS guaranteed loans qualifying as permitted investments and $2 million of cash to secure its collateral trust bonds and long-term secured notes payable outstanding totaling $5,902 million and $5,402 million, respectively.

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

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment.

(Dollar amounts in thousands)	At August 31, 2005				At May 31, 2005
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$ 12,692,746	96%	$ 462,702	4%	$ 12,293,054	97%	$ 431,704	3%
Long-term variable rate loans	3,619,017	93%	253,673	7%	4,701,660	95%	259,737	5%
Loans guaranteed by RUS	265,556	100%	-	-	258,493	100%	-	-
lntermediate-term loans	1,151	12%	8,151	88%	1,235	12%	9,093	88%
Line of credit loans	166,292	18%	733,297	82%	201,466	20%	815,626	80%
Total loans	$ 16,744,762	92%	$ 1,457,823	8%	$ 17,455,908	92%	$1,516,160	8%

Total by segment:
CFC	$ 14,329,616	93%	$ 1,133,097	7%	$ 14,316,925	92%	$1,188,241	8%
RTFC	2,058,302	89%	242,961	11%	2,747,845	92%	244,347	8%
NCSC	356,844	81%	81,765	19%	391,138	82%	83,572	18%
Total loans	$ 16,744,762	92%	$ 1,457,823	8%	$ 17,455,908	92%	$1,516,160	8%

(3)	Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level management considers to be adequate in relation to the credit quality, tenor, forecasted default, estimated recovery rates and amount of its loan portfolio. On a quarterly basis, the Company prepares an analysis of the adequacy of the loan loss allowance and makes adjustments to the allowance as necessary. The allowance is based on estimates, and accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized below for the three months ended August 31, 2005 and 2004 and the year ended May 31, 2005.

	For the three months ended		Year ended May 31,
(Dollar amounts in thousands)	August 31, 2005	August 31, 2004	2005
Balance at beginning of year	$589,749	$573,939	$573,939
Provision for loan losses	-	-	16,402
Write-offs	(238)	(303)	(1,354)
Recoveries	188	226	762
Balance at end of period	$589,699	$573,862	$589,749

(4)	Foreclosed Assets

Assets received in satisfaction of loan receivables are recorded at the lower of cost or market and identified on the consolidated balance sheets as foreclosed assets. During fiscal year 2003, CFC received assets with a fair value totaling $369 million primarily comprised of real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in real estate properties, as well as telecommunications assets as part of the bankruptcy settlement with Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"). CFC currently services the notes receivable. CFC operated the real estate assets before the assets were sold in August 2005 for $30 million. The results of operations of foreclosed assets during the three months ended August 31, 2005 include a gain of $3 million from the sale.

The activity for foreclosed assets is summarized below for the three months ended August 31, 2005 and the year ended May 31, 2005.

	Three months ended	Year ended
(Dollar amounts in thousands)	August 31, 2005	May 31, 2005
Beginning balance	$140,950	$247,660
Results of operations	4,692	13,079
Net cash invested	346	(116,134)
Impairment to fair value write down	-	(55)
Sale of foreclosed assets	(28,254)	(3,600)
Ending balance of foreclosed assets	$117,734	$140,950

Related to the foreclosed assets were funding costs totaling $2 million for the three months ended August 31, 2005 and 2004 which are reported in the cost of funds in the consolidated statements of operations.

(5)	Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt at August 31, 2005 and May 31, 2005:

(Dollar amounts in thousands)	August 31, 2005	May 31, 2005
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,193,380	$2,873,167
Commercial paper sold directly to members, at par	1,185,421	989,250
Commercial paper sold directly to non-members, at par	133,507	127,920
Total commercial paper	2,512,308	3,990,337
Daily liquidity fund	340,354	270,868
Bank bid notes	100,000	100,000
Subtotal short-term debt	2,952,662	4,361,205

Long-term debt maturing within one year:
Medium-term notes (1)	1,383,893	1,086,593
Foreign currency valuation account (1)	80,008	40,425
Secured collateral trust bonds	2,448,935	2,448,530
Long-term notes payable	15,685	15,826
Total long-term debt maturing within one year	3,928,521	3,591,374

Short-term debt supported by revolving credit
agreements, classified as long-term debt (see Note 6)	(5,000,000)	(5,000,000)
Total short-term debt	$1,881,183	$2,952,579

(1) At August 31, 2005 and May 31, 2005, medium-term notes includes $390 million of medium-term notes denominated in Euros and $282 million and zero, respectively of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

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

Foreign Denominated Short-Term Debt

Included in short-term debt at August 31, 2005 and May 31, 2005 are medium-term notes due within one year that are denominated in a foreign currency. At the time of issuance of short-term debt denominated in a foreign currency, CFC enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated short-term debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated short-term debt. The adjustment to the value of the short-term debt on the consolidated balance sheets is also reported on the consolidated statements of operations as foreign currency adjustments. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted short-term debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the short-term debt, unless the counterparty to the exchange agreement does not perform as required under the agreement.

Revolving Credit Agreements
The following is a summary of the Company's revolving credit agreements at August 31, 2005 and May 31, 2005:

(Dollar amount in thousands)	August 31, 2005	May 31, 2005	Termination Date	Facility fee per annum (1)
Three-year agreement	$1,740,000	$1,740,000	March 30, 2007	0.10 of 1%
Five-year agreement	1,975,000	1,975,000	March 23, 2010	0.09 of 1%
364-day agreement (2)	1,285,000	1,285,000	March 22, 2006	0.07 of 1%
	$5,000,000	$5,000,000
____________________
(1)	Facility fee determined by CFC's senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2)

Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods. For the agreement in place at August 31, 2005 and May 31, 2005, if converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.125 of 1% per annum.

Up-front fees of between 0.03 and 0.13 of 1% were paid to the banks based on their commitment level in each of the agreements in place at August 31, 2005 and May 31, 2005, totaling in aggregate $3 million, which will be amortized as expense over the life of the agreements. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance. The utilization fee is 0.10 of 1% for the 364-day and five-year agreements and 0.15 of 1% for the three-year agreement outstanding at August 31, 2005 and May 31, 2005.

Effective August 31, 2005 and May 31, 2005, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

For the purpose of calculating the required financial covenant contained in its revolving credit agreements, the Company adjusts net margin, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133 and 52. Adjusted times interest earned ratio ("TIER") represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. Senior debt represents the sum of subordinated deferrable debt, members' subordinated certificates, minority interest and total equity. Senior debt includes guarantees; however, it excludes:

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

The following represents the Company's required financial ratios under the revolving credit agreements at or for the three months ended August 31, 2005 and the year ended May 31, 2005:

	Requirement	August 31, 2005	May 31, 2005

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.07	1.08

Minimum adjusted TIER at fiscal year end (1)	1.05	N/A	1.14

Maximum senior debt as a percentage of total equity	10.00	6.19	6.30
______________________________
(1)	The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Based on the ability to borrow under the bank line facilities, the Company classified $5,000 million of its short-term debt outstanding as long-term debt at August 31, 2005 and May 31, 2005. The Company expects to maintain more than $5,000 million of short-term debt outstanding during the next twelve months. If necessary, the Company can refinance such short-term debt on a long-term basis by borrowing under the credit agreements totaling $5,000 million discussed above, subject to the conditions therein.

(6)	Long-Term Debt

The following is a summary of long-term debt at August 31, 2005 and May 31, 2005:

(Dollar amounts in thousands)	August 31, 2005	May 31, 2005
Unsecured long-term debt:
Medium-term notes, sold through dealers (1) (3)	$5,127,119	$5,387,082
Medium-term notes, sold directly to members (2)	62,249	68,382
Subtotal	5,189,368	5,455,464
Unamortized discount	(11,076)	(11,330)
Foreign currency valuation account (3)	183,350	220,553
Total unsecured medium-term notes	5,361,642	5,664,687
Unsecured long-term notes payable	83,770	91,124
Total unsecured long-term debt	5,445,412	5,755,811

Secured long-term debt:
Secured collateral trust bonds	2,952,006	2,952,024
Unamortized discount	(5,560)	(5,880)
Total secured collateral trust bonds	2,946,446	2,946,144
Secured long-term notes payable (4)	500,000	-
Total secured long-term debt	3,446,446	2,946,144
Short-term debt supported by revolving credit
agreements, classified as long-term debt (see Note 5)	5,000,000	5,000,000
Total long-term debt	$13,891,858	$13,701,955
__________________________________
(1)

Medium-term notes sold through dealers mature through 2032 as of August 31, 2005 and May 31, 2005. Does not include $1,242 million and $921 million of medium-term notes sold through dealers that were reclassified as short-term debt at August 31, 2005 and May 31, 2005, respectively.

(2)

Medium-term notes sold directly to members mature through 2023 as of August 31, 2005 and May 31, 2005. Does not include $222 million and $206 million of medium-term notes sold to members that were reclassified as short-term debt at August 31, 2005 and May 31, 2005, respectively.

(3)

At August 31, 2005 and May 31, 2005, medium-term notes sold through dealers includes $434 million related to medium-term notes denominated in Euros and zero and $282 million, respectively, of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

(4)	In July 2005, the Company sold $500 million of 4.656% notes to Farmer Mac due in 2008 and secured by the pledge of CFC mortgage notes.

Foreign Denominated Long-Term Debt

Included in long-term debt at August 31, 2005 and May 31, 2005 are medium-term notes that are denominated in a foreign currency. At the time of issuance for medium-term notes denominated in a foreign currency, CFC enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated long-term debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated long-term debt. The adjustment to the value of the long-term debt on the consolidated balance sheets is also reported on the consolidated statements of operations as foreign currency adjustments. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted long-term debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the long-term debt, unless the counterparty to the exchange agreement does not perform as required under the agreement.

(7)	Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding at August 31, 2005 and May 31, 2005:

(Dollar amounts in thousands)	August 31, 2005	May 31, 2005
6.75% due 2043	$125,000	$125,000
6.10% due 2044	100,000	100,000
5.95% due 2045	135,000	135,000
7.625% due 2050	150,000	150,000
7.40% due 2050	175,000	175,000
Total	$685,000	$685,000

(8) Derivative Financial Instruments

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

Interest Rate Exchange Agreements

At August 31, 2005 and May 31, 2005, the Company was a party to interest rate exchange agreements with notional amounts totaling $14,315 million and $13,693 million, respectively. The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk. The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future. The Company's interest rate exchange agreements at August 31, 2005 have maturity dates ranging from 2005 to 2035.

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

During the three months ended August 31, 2005 and 2004, income related to interest rate exchange agreements that did not qualify for hedge accounting totaling $17 million and $14 million during the three months ended August 31, 2005 and 2004, respectively was recorded as derivative cash settlements in the consolidated statements of operations. Cash settlements includes income of $16 million and $14 million during the three months ended August 31, 2005 and 2004, respectively, related to the periodic amounts that were paid and received related to its interest rate exchange agreements. During the three months ended August 31, 2005, cash settlements also includes $1 million of fees received from counterparties related to the exiting of agreements. These agreements were terminated due to the prepayment of approximately $602 million of loans, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements. The impact on earnings for the three months ended August 31, 2005 and 2004 due to the change in fair value of these interest rate exchange agreements was a loss of $32 million and a gain of $57 million, respectively, recorded as part of the derivative forward value in the consolidated statements of operations. For the three months ended August 31, 2005 and 2004, the derivative forward value also includes amortization of $2 million and $4 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements. Approximately $1 million is expected to be amortized over the next twelve months related to the transition adjustment and will continue through April 2029.

At August 31, 2005 and May 31, 2005, interest rate exchange agreements with a total notional amount of $6,815 million and $6,443 million, respectively, in which the Company pays a fixed rate and receives a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate, were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate.

At August 31, 2005 and May 31, 2005, interest rate exchange agreements with a total notional amount of $7,300 million and $7,050 million, respectively, in which the Company pays a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate and receives a fixed rate, were used to synthetically change the rate on debt from fixed to variable.

*	Interest rate exchange agreements that are designated as and qualify as hedges.

At August 31, 2005 and May 31, 2005, interest rate exchange agreements with a total notional amount of $200 million in which the Company pays a fixed rate and receives a variable rate based on a LIBOR based rate were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate. These agreements are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the interest rate exchange agreements to the critical terms of the hedged debt. Interest rate exchange agreements that qualify as effective cash flow hedges are deemed to be effective if the payment dates match exactly to the payment dates on the hedged debt throughout the terms of the agreements. All effective changes in forward value on these interest rate exchange agreements are recorded as other comprehensive income and reported in the consolidated statement of changes in equity. The net impact was other comprehensive loss of $1 million for the three months ended August 31, 2005 and 2004. No amount related to ineffectiveness was recorded in the consolidated statement of operations for the three months ended August 31, 2005 and 2004. For the three months ended August 31, 2005 and 2004, cost of funds includes expense of $2 million related to net cash settlements for interest rate exchange agreements that qualify as effective hedges.

Cross Currency and Cross Currency Interest Rate Exchange Agreements

At August 31, 2005 and May 31, 2005, the Company had medium-term notes outstanding that are denominated in foreign currencies. The Company entered into cross currency and cross currency interest rate exchange agreements related to each foreign denominated issue in order to synthetically change the foreign denominated debt to U.S. dollar denominated debt. At August 31, 2005 and May 31, 2005, the Company was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,106 million.

*	Cross currency interest rate exchange agreements that are not designated as and do not qualify as hedges.

At August 31, 2005 and May 31, 2005, cross currency interest rate exchange agreements with a total notional amount of $434 million, in which the Company receives Euros and pays U.S. dollars, and $282 million, in which the Company receives Australian dollars and pays U.S. dollars, were used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate. These cross currency interest rate exchange agreements do not qualify for hedge accounting. Since the agreements synthetically change both the interest rate and the currency exchange rate in one agreement, the criteria to qualify for effectiveness specifies that the change in fair value of the debt when divided by the change in the fair value of the derivative must be within a range of 80% to 125%, which is more difficult to obtain than matching the critical terms. Therefore, all changes in fair value are recorded in the consolidated statements of operations. The impact on earnings for the three months ended August 31, 2005 and 2004 due to the change in fair value of these cross currency interest rate exchange agreements was a loss of $5 million and $2 million, respectively, recorded in the derivative forward value. The amounts paid and received related to cross currency interest rate exchange agreements that did not qualify for hedge accounting were income of $3 million and $6 million, respectively, for the three months ended August 31, 2005 and 2004 and were included as part of derivative cash settlements.

*	Cross currency exchange agreements that are designated as and qualify as hedges.

At August 31, 2005 and May 31, 2005, cross currency exchange agreements with a total notional amount of $390 million in which the Company receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency exchange agreements to the critical terms of the hedged debt. Cross currency exchange agreements that qualify as effective cash flow hedges are deemed to be effective if the payment dates match exactly to the payment dates on the hedged debt throughout the terms of the agreements. All effective changes in forward value on these cross currency exchange agreements are recorded as other comprehensive income and reported in the consolidated statement of changes in equity. Reclassifications are then made from other comprehensive income to foreign currency adjustments on the consolidated statements of operations in an amount equal to the change in the dollar value of foreign denominated debt, which results in the full offset of the change in the dollar value of such debt based on the changes in the exchange rate during the period. There was a loss of $1 million and a gain of $1 million to other comprehensive income for the three months ended August 31, 2005 and 2004, respectively. No amount related to ineffectiveness was recorded in the consolidated statement of operations for the three months ended August 31, 2005 and 2004. Cost of funds includes income of $1 million and expense of $2 million related to net cash settlements for cross currency exchange agreements that qualify as effective hedges for the three months ended August 31, 2005 and 2004, respectively.

The following chart summarizes the cross currency and cross currency interest rate exchange agreements outstanding at August 31, 2005 and May 31, 2005.

(Currency amounts in thousands)		Notional Principal Amount
	Original	U.S. Dollars (4)				Foreign Currency
	Exchange	August 31,		May 31,		August 31,		May 31,
Maturity Date	Rate	2005		2005		2005		2005
February 24, 2006	0.8969	$390,250		$390,250		350,000	EU (1)	350,000	EU (1)
July 7, 2006	1.506	282,200	(3)	282,200	(3)	425,000	AUD (2)	425,000	AUD (2)
March 14, 2007	1.153	433,500	(3)	433,500	(3)	500,000	EU (1)	500,000	EU (1)
_________________________
(1) EU - Euros
(2) AUD - Australian dollars

(3) These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate or from a foreign denominated variable rate to a U.S. dollar denominated variable rate.

(4) Amounts in the chart represent the U.S. dollar value at the initiation of the exchange agreement. At August 31, 2005 and May 31, 2005, one U. S. dollar was the equivalent of 0.811 and 0.813 Euros, respectively. One U.S. dollar was the equivalent of 1.325 and 1.324 Australian dollars at August 31, 2005 and May 31, 2005, respectively.

Generally, the Company's cross currency interest rate exchange agreements in which the interest rate is moved from fixed to floating or from one floating index to another floating index do not qualify for hedge accounting

The Company entered into these exchange agreements to sell the amount of foreign currency received from the investor for U.S. dollars on the issuance date and to buy the amount of foreign currency required to repay the investor principal and interest due through or on the maturity date. By locking in the exchange rates at the time of issuance, the Company has eliminated the possibility of any currency gain or loss (except in the case of the Company or a counterparty default or unwind of the transaction), which might otherwise have been produced by the foreign currency borrowing.

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

Rating Triggers

The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart on page 47). At August 31, 2005, there were rating triggers associated with $11,180 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,276 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,904 million.

At August 31, 2005, the Company's exchange agreements had a derivative fair value of $41 million, comprised of $47 million that would be due to the Company and $6 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $265 million, comprised of $309 million that would be due to the Company and $44 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

(9)	Members' Subordinated Certificates

CFC's members are required to purchase membership certificates as a condition of membership. Such certificates are interest-bearing unsecured, subordinated debt of CFC. New members are required to purchase membership certificates based on an amount calculated as a percentage of the difference between revenue and the cost of power for a period of 15 years. New members purchase the certificates over time as a percentage of the amount they borrow from CFC. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership. CFC membership certificates typically have an original maturity of 100 years and pay interest at 5%. The weighted average maturity for all membership subordinated certificates outstanding at August 31, 2005 and May 31, 2005 was 71 years.

Members obtaining long-term loans, certain intermediate-term loans or guarantees are generally required to purchase additional loan or guarantee subordinated certificates with each such loan or guarantee based on the members' CFC debt to equity ratio. These certificates are unsecured, subordinated debt of the Company.

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

(10)	Minority Interest

At August 31, 2005 and May 31, 2005, the Company reported minority interests of $18 million and $19 million, respectively, on the consolidated balance sheets. Minority interest represents the interest of other parties in RTFC and NCSC. The members of RTFC and NCSC own or control 100% of the interest in the respective company. CFC implemented FIN 46(R) on June 1, 2003 which required the consolidation of RTFC's and NCSC's results of operations and financial condition even though CFC has no financial interest or voting control over either company.

During the three months ended August 31, 2005, the balance of minority interest was impacted by the offset of $2 million of unretired RTFC patronage capital allocations against the outstanding loan balance of an impaired borrower offset by $1 million of minority interest net margin for the three months ended August 31, 2005.

(11)	Equity

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

In July 2005, CFC's board of directors authorized the allocation of the fiscal year 2005 adjusted net margin as follows: $0.8 million to the education fund, $83 million to members in the form of patronage capital and $33 million to the members' capital reserve. In July 2005, CFC's board of directors also authorized the retirement of allocated margins totaling $71 million, representing 70% of the fiscal year 2005 allocated margin and one-ninth of the fiscal years 1991, 1992 and 1993 allocated margins. This amount was returned to members at the end of August 2005. Under current policy, the remaining 30% of the fiscal year 2005 allocated margin will be retained by CFC and used to fund operations for 15 years and then may be retired. The retirement of allocated margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008. After that time, under current policy, retirements will be comprised of the 70% of allocated margins from the prior year as approved by the board of directors and the remaining portion of allocated margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter). Future allocations and retirements of margins will be made annually as determined by CFC's board of directors with due regard for CFC's financial condition. The board of directors of CFC has the authority to change the policy for allocating and retiring net margins at any time, subject to applicable cooperative law.

At August 31, 2005 and May 31, 2005, equity included the following components:

(Dollar amounts in thousands)	August 31, 2005	May 31, 2005
Membership fees	$993	$993
Education fund	926	1,200
Members' capital reserve	164,067	164,067
Allocated net margin	284,411	357,323
Unallocated margin	30,872	-
Total members' equity	481,269	523,583
Prior years cumulative derivative forward
value and foreign currency adjustments	232,604	224,716
Current period derivative forward value (1)	(36,830)	30,781
Current period foreign currency adjustments	(1,260)	(22,893)
Total retained equity	675,783	756,187
Accumulated other comprehensive income	13,136	12,574
Total equity	$688,919	$768,761

(1) Represents the derivative forward value (gain) loss recorded by CFC for the period.

(12)	Guarantees

The Company guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At August 31, 2005 and May 31, 2005, the Company had recorded a guarantee liability totaling $13 million and $16 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at August 31, 2005 and May 31, 2005 totaled $12 million and $16 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal borrower risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of $1 million and less than $1 million, respectively, at August 31, 2005 and May 31, 2005 relates to the non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. The non-contingent obligation is estimated based on guarantee fees received. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. The Company deferred fees of $0.1 million for the three months ended August 31, 2005 and 2004 related to new guarantees issued during the periods.

The following chart summarizes total guarantees by type and segment at August 31, 2005 and May 31, 2005.

(Dollar amounts in thousands)	August 31, 2005	May 31, 2005
Long-term tax-exempt bonds (1)	$638,305	$738,385
Debt portions of leveraged lease transactions (2)	11,620	12,285
Indemnifications of tax benefit transfers (3)	137,093	141,996
Letters of credit (4)	190,112	196,597
Other guarantees (5)	68,412	68,489
Total	$1,045,542	$1,157,752
Total by segment:
CFC:
Distribution	$43,676	$41,842
Power supply	962,528	1,066,373
Statewide and associate	31,443	41,642
CFC total	1,037,647	1,149,857
NCSC	7,895	7,895
Total	$1,045,542	$1,157,752
___________________________________
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

Of the amounts shown above, $595 million and $692 million as of August 31, 2005 and May 31, 2005, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of August 31, 2005, CFC's maximum potential exposure for the $43 million of fixed rate tax-exempt bonds is $55 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC's exposure to future interest payments on these bonds. CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)

The maturities for this type of guarantee run through 2007. CFC has guaranteed the rent obligation of its members to a third party. In the event of default by the system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the debt obligation. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. As of August 31, 2005, CFC's maximum potential exposure for guaranteed principal and interest is $13 million. This amount is secured by the property leased, the owner's rights as lessor and, in some instances, all assets of the lessee.

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

(4)

The maturities for this type of guarantee run through 2017. Additionally, letters of credit totaling $10 million as of August 31, 2005 have a term of one year and automatically extend for periods of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The Company issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw. Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. As of August 31, 2005, the Company's maximum potential exposure is $190 million, of which $153 million is secured. Security provisions include a mortgage lien on all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table above, under master letter of credit facilities, the Company may be required to issue up to an additional $201 million in letters of credit to third parties for the benefit of its members at August 31, 2005. At May 31, 2005, this amount was $212 million.

(5)

The maturities for this type of guarantee run through 2025. CFC provides other guarantees as required by its members. In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Of CFC's maximum potential exposure for guaranteed principal and interest totaling $68 million at August 31, 2005, $8 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $60 million is unsecured.

(13)	Contingencies

(a) At August 31, 2005 and May 31, 2005, the Company had non-performing loans in the amount of $561 million and $617 million, respectively. At August 31, 2004, the Company had non-performing loans in the amount of $324 million. During the three months ended August 31, 2005 and 2004, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income. The effect of not accruing interest on non-performing loans was a decrease in interest income of $11 million and $4 million for the three months ended August 31, 2005 and 2004, respectively.

At August 31, 2005 and May 31, 2005, the Company had restructured loans in the amount of $595 million and $601 million, respectively. At August 31, 2005 and May 31, 2005, $587 million and $594 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income. At August 31, 2004, there were $612 million of restructured loans, all of which were on non-accrual status. A total of $0.1 million of interest income was accrued on restructured loans during the three months ended August 31, 2005. No interest income was accrued on restructured loans for the three months ended August 31, 2004. The effect of not accruing interest income at the stated rates on restructured loans was a decrease in interest income of $8 million and $6 million for the three months ended August 31, 2005 and 2004, respectively.

(b) The Company classified $1,146 million and $1,208 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at August 31, 2005 and May 31, 2005, respectively. The Company reserved $421 million and $404 million of the loan loss allowance for such impaired loans at August 31, 2005 and May 31, 2005, respectively. The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. The Company did not accrue interest income on loans classified as impaired during the three months ended August 31, 2005 and 2004. The average recorded investment in impaired loans for the three months ended August 31, 2005 and 2004 was $1,177 million and $947 million, respectively.

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

(c) At August 31, 2005 and May 31, 2005, CFC had a total of $587 million and $594 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers. All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at August 31, 2005 and May 31, 2005 represented 3.1% and 2.9%, respectively, of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, CFC restructured its loans to CoServ. CoServ is scheduled to make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC. As of August 31, 2005, no amounts have been advanced to CoServ under this loan facility. To date, CoServ has made all payments required under the restructure agreement. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

CoServ and CFC have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC's legal claim against CoServ will now be limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at August 31, 2005.

(d) VarTec Telecom, Inc. ("VarTec") is a telecommunications company and RTFC borrower located in Dallas, Texas. RTFC is VarTec's principal senior secured creditor. At August 31, 2005 and May 31, 2005, RTFC had a total of $84 million and $135 million, respectively, of loans outstanding to VarTec. The loan balance at May 31, 2005 was reduced during the three months ended August 31, 2005 by $51 million including $14 million of loan payments from VarTec to RTFC and $37 million from the proceeds of asset sales. All loans to VarTec are on non-accrual status, resulting in the application of all payments received against principal.

VarTec has experienced extensive competition in its primary businesses, resulting in a significant reduction to its cash flow. RTFC and VarTec entered into an amended and restated credit agreement effective as of October 7, 2004. VarTec and 16 of its U.S.-based affiliates, which are guarantors of VarTec's debt to RTFC, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004 in Dallas, Texas.

On June 10, 2005, the Official Committee of Unsecured Creditors (the "UCC") initiated an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. No other party had filed such a claim by expiration of the deadline. The adversary proceeding asserts the following claims: (i) that RTFC may have engaged in wrongful activities prior to the filing of the bankruptcy proceeding (e.g., RTFC had "control" over VarTec's affairs, RTFC exerted "financial leverage" over VarTec and is liable for VarTec's "deepening insolvency"); (ii) that RTFC's claims against VarTec should be equitably subordinated to the claims of other creditors because of the alleged wrongful activities; and (iii) that certain payments made by VarTec to RTFC and certain liens granted to RTFC are avoidable as preferences or fraudulent transfers or should otherwise be avoided and re-distributed for the benefit of VarTec's bankruptcy estates. The adversary proceeding identifies payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On August 5, 2005, RTFC filed an answer and a motion to dismiss the deepening insolvency claim. Hearing on the motion to dismiss the deepening insolvency claim is currently scheduled for October 18, 2005 and trial, if necessary, on the merits of all claims is currently scheduled for August 2006. Such dates are subject to change.

On July 29, 2005, the court approved a sale of VarTec's remaining operating assets (the "Domestic Assets Sale"). In August 2005, RTFC received $32 million representing partial payment of proceeds from the Domestic Assets Sale. Final closing of the Domestic Assets Sale is subject to government approvals; in the interim VarTec will continue to operate its business.

As part of the court order approving the debtor-in-possession ("DIP") financing, VarTec was allowed to continue to make interest payments on the secured RTFC debt and to make principal payments during periods in which no amount was outstanding under the DIP financing. However pursuant to the terms of the Domestic Assets Sale, pending final closing of such sale, such payments will cease. Under the terms of the Domestic Assets Sale, the asset purchaser has reimbursed RTFC for the current amount outstanding under the DIP facility. In addition, the asset purchaser will be required to provide RTFC with funding for all future advances under the DIP facility. RTFC does not anticipate advancing any additional funds under the existing DIP facility.

The court has also ordered that all net proceeds of such sales, including the Domestic Assets Sale, be provisionally applied to RTFC's secured long-term debt. The application is subject to third parties' rights, if any, superior to RTFC's rights and liens, and to further court order to require the return of such funds for use as cash collateral under the Bankruptcy Code.

On October 14, 2005, the Bankruptcy Court approved an administrative DIP facility from RTFC in the amount of $9 million.

Based on its analysis, the Company believes that it is adequately reserved against its exposure to VarTec at August 31, 2005.

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

As of August 31, 2005 and May 31, 2005, RTFC had $475 million in loans outstanding to ICC. All loans to ICC were on non-accrual status as of February 1, 2005.

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

On January 11, 2005, RTFC served a motion for partial summary judgment in the loan default action. In its motion, RTFC seeks partial summary judgment as to ICC's liability for certain events of default alleged in the amended complaint. In addition, RTFC seeks summary judgment dismissing ICC's defense and counterclaim for reformation of the loan agreement, and ICC's counterclaim for anticipatory repudiation in connection with the alleged obligation to fund ICC's settlement of the Greenlight litigation. On March 2, 2005, the Virgin Islands District Court issued an order permitting the parties to take limited written and deposition discovery pertaining to RTFC's partial summary judgment motion. ICC has opposed the motion for summary judgment and cross-moved for summary judgment dismissing the loan default action on the ground that the loan is not in default for various reasons, including those set forth in its answer and counterclaims.

ICC has also filed a motion to amend its counterclaims to assert a variety of causes of action alleging that RTFC has not acted in good faith in connection with the lending relationship and with the enforcement by RTFC of its rights under the loan agreements, and seeking contribution against RTFC for any amounts that ICC may be called upon to pay in the Greenlight litigation. On March 2, 2005, the Virgin Islands District Court reserved ruling on ICC's motion to amend its counterclaims. These same counterclaims were also alleged by ICC and its subsidiary Vitelco against RTFC in another action pending in the District of the Virgin Islands in which RTFC has sued the directors of ICC and Vitelco for breach of fiduciary duty. In each case, ICC has not stated the amount of damages it is seeking. RTFC has moved to dismiss these counterclaims in the director action and believes that they are meritless. The motion has not yet been scheduled for argument before the Court.

On July 17, 2005, ICC filed a lawsuit in the United States District Court for the District of the Virgin Islands against RTFC seeking a declaratory judgment that ICC is not in default on its $10 million line of credit loan. ICC alleges that it should be permitted to allocate certain patronage capital and subordinated capital certificates toward the payment of the outstanding balance under the line of credit loan.  In fiscal year 2005, RTFC offset patronage capital that had previously been allocated to ICC and the subordinated capital certificates held by ICC, against the long-term outstanding loan balance. ICC seeks a declaration that this offset was improper as the long-term loan was not in default. To date, ICC has not served this lawsuit on RTFC.

On August 30, 2005, RTFC filed a lawsuit against ICC in the United States District Court for the Eastern District of Virginia, in accordance with the forum selection clause in the line of credit agreement, for ICC's default on its $10 million line of credit loan. To date, RTFC has not served this action on ICC.

The District Court for the District of the Virgin Islands has ordered RTFC and ICC to engage in a judicially-supervised mediation process. That process is ongoing in the District Court for the District of New Jersey.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at August 31, 2005.

(14)	Segment Information

In November 2004, management changed the segment presentation to better reflect the reports it is currently using to manage the business. The Company's consolidated financial statements include the financial results of CFC, RTFC and NCSC. Full financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance. The segment presentation for the quarter ended August 31, 2005 reflects the operating results of each of the three companies as a separate segment. The three segments presented are CFC, RTFC and NCSC, replacing the prior segments of electric, telecommunications and other. The presentation of the quarter ended August 31, 2004 has been restated on a comparable basis as the quarter ended August 31, 2005.

As stated elsewhere in the consolidated financial statements, CFC is the sole lender to RTFC and the primary source of funding for NCSC. NCSC also obtains funding from third parties with a CFC guarantee. Thus CFC takes all of the risk related to the funding of the loans to RTFC and NCSC, and in return, CFC earns a gross margin on the loans to RTFC and NCSC.

Pursuant to guarantee agreements, CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loan program. Thus CFC maintains the majority of the total consolidated loan loss allowance. A small loan loss allowance is maintained by NCSC to cover its consumer loan exposure.

The following chart contains the consolidated statement of operations for the three months ended August 31, 2005 and consolidated balance sheet information at August 31, 2005.

(Dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$204,024	$35,855	$7,482	$247,361
Cost of funds	(192,736)	(33,942)	(6,083)	(232,761)
Gross margin	11,288	1,913	1,399	14,600
Operating expenses:
General and administrative expenses	(9,059)	(1,132)	(464)	(10,655)
Recovery of guarantee losses	3,300	-	-	3,300
Total operating expenses	(5,759)	(1,132)	(464)	(7,355)
Results of operations of foreclosed assets	4,692	-	-	4,692
Derivative cash settlements	20,651	-	(451)	20,200
Derivative forward value	(36,830)	-	40	(36,790)
Foreign currency adjustments	(1,260)	-	-	(1,260)
Total loss on derivative and foreign
currency adjustments	(17,439)	-	(411)	(17,850)
Operating (loss) margin	(7,218)	781	524	(5,913)
Income tax expense	-	-	(199)	(199)
Net (loss) margin per segment reporting	$(7,218)	$781	$325	$(6,112)
Reconciliation of net loss:
Net loss per segment reporting				$(6,112)
Minority interest- RTFC and NCSC net margin				(1,106)
Net loss per consolidated statement of operations				$(7,218)
Assets:
Loans to members	$15,462,713	$2,301,263	$438,609	$18,202,585
Less: Allowance for loan losses	(588,418)	-	(1,281)	(589,699)
Loans to members, net	14,874,295	2,301,263	437,328	17,612,886
Other assets	1,314,831	220,583	39,288	1,574,702
Total assets	$16,189,126	$2,521,846	$476,616	$19,187,588

The following chart contains the consolidated statement of operations for the three months ended August 31, 2004 and consolidated balance sheet information at August 31, 2004.

(Dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$172,088	$68,902	$6,135	$247,125
Cost of funds	(156,969)	(67,238)	(4,171)	(228,378)
Gross margin	15,119	1,664	1,964	18,747

Operating expenses:
General and administrative expenses	(9,699)	(1,062)	(264)	(11,025)
Recovery of guarantee losses	407	-	-	407
Total operating expenses	(9,292)	(1,062)	(264)	(10,618)

Results of operations of foreclosed assets	2,427	-	-	2,427

Derivative cash settlements	20,836	-	(538)	20,298
Derivative forward value	55,265	-	(521)	54,744
Foreign currency adjustments	5,140	-	-	5,140
Total gain (loss) on derivative and foreign
currency adjustments	81,241	-	(1,059)	80,182
Operating margin	89,495	602	641	90,738
Income tax expense	-	-	(195)	(195)
Net margin per segment reporting	$89,495	$602	$446	$90,543

Reconciliation of net margin:
Net margin per segment reporting				$90,543
Minority interest- RTFC and NCSC net margin				(602)
Net margin per consolidated statement of operations				$89,941

Assets:
Loans to members	$15,445,045	$4,553,024	$474,264	$20,472,333
Less: Allowance for loan losses	(571,791)	-	(2,071)	(573,862)
Loans to members, net	14,873,254	4,553,024	472,193	19,898,471
Other assets	1,056,170	487,716	52,931	1,596,817
Total assets	$15,929,424	$5,040,740	$525,124	$21,495,288

(15)	Subsequent Events

In September 2005, CFC received an advance of $450 million of a $1 billion loan facility under a bond purchase agreement with the Federal Financing Bank ("FFB") and a bond guarantee agreement with RUS as part of the Rural Electric Development Loan and Guarantee ("REDLG") program. Under this program, CFC is eligible to borrow up to the amount of the outstanding loans that it has issued concurrent with RUS loans. At August 31, 2005, CFC had a total of $2.6 billion outstanding on loans issued concurrently with RUS. Under the program, CFC will pay a fee of 30 basis points per annum to RUS for the guarantee of principal and interest payments to FFB.

In October 2005, CFC entered into an agreement to sell its headquarters facility in Fairfax County, Virginia for $85 million. These assets are classified as assets held for sale in the consolidated balance sheet with a net book value totaling $40 million as of August 31, 2005. The sale is expected to close in October 2005. CFC will lease back approximately one-third of the headquarters facility for three years with two one-year options to renew.

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless stated otherwise, references to the Company relate to the consolidation of National Rural Utilities Cooperative Finance Corporation's ("CFC" or "the Company"), Rural Telephone Finance Cooperative ("RTFC"), National Cooperative Services Corporation ("NCSC") and certain entities controlled by CFC and created to hold foreclosed assets. The following discussion and analysis is designed to provide a better understanding of the Company's consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto. CFC refers to its financial measures that are not in accordance with generally accepted accounting principles ("GAAP") as "adjusted" throughout this document. See "Non-GAAP Financial Measures" for further explanation.

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

Forward-looking statements are based on management's current views and assumptions regarding future events and operating performance that are subject to risks and uncertainties. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

*

Liquidity - The Company depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantee and repurchase agreements. At August 31, 2005, the Company had $2,953 million of commercial paper, daily liquidity fund and bank bid notes and $3,928 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. There can be no assurance that the Company will be able to access the markets in the future. Downgrades to the Company's long-term debt ratings or other events that may deny or limit the Company's access to the capital markets could negatively impact its operations. The Company has no control over certain items that are considered by the credit rating agencies as part of their analysis for the Company, such as the overall outlook for the electric and telecommunications industries.

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

*

Rating triggers - The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart on page 47). At August 31, 2005, there are rating triggers associated with $11,180 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,276 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,904 million. Based on the fair market value of its interest rate, cross currency and cross currency interest rate exchange agreements at August 31, 2005, the Company may be required to make a payment of up to $6 million if its senior unsecured ratings declined to Baa1 or BBB+, and up to $44 million if its senior unsecured ratings declined below Baa1 or BBB+. In calculating the required payments, the Company only considered agreements in which it would have been required to make a payment upon termination.

*

Calculated impairment - The Company calculates loan impairments per the requirements of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended. This pronouncement states that the impairment is calculated based on a comparison of the present value of the expected future cash flows discounted at the original interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. The interest rate in the original loan agreements between the Company and its borrowers may be a blend of the long-term fixed rate for various maturity periods, the long-term variable and the line of credit interest rate. The Company periodically adjusts the long-term variable and line of credit interest rates to reflect the cost of variable rate and short-term debt. Thus, the original contract rate (weighted average of interest rates on all of the original loans to the borrower), will change as the Company adjusts its long-term variable and line of credit interest rates. The Company's calculated impairment on non-performing and restructured loans will increase as the Company's long-term variable and line of credit interest rates increase. Currently, an increase of 25 basis points to the Company's variable interest rates would result in an increase of $9 million to the calculated impairment.

*

Deficiency of fixed charges - For the three months ended August 31, 2005, CFC's net loss reported on the consolidated statement of operations as required under GAAP totaled $7 million and was not sufficient to cover fixed charges.

Margin Analysis

The Company uses an interest expense coverage ratio or TIER instead of the dollar amount of gross or net margin as its primary performance indicator, since its net margin in dollar terms is subject to fluctuation as interest rates change. Management has established a 1.10 adjusted TIER as its minimum operating objective. TIER is a measure of the Company's ability to cover the interest expense on its debt obligations. TIER is calculated by dividing the cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds. TIER for the three months ended August 31, 2004 was 1.39. For the three months ended August 31, 2005, CFC reported a net loss of $7 million, thus the TIER calculation results in a value below 1.00.

The Company also calculates an adjusted TIER to exclude the derivative forward value and foreign currency adjustments from net margin, to add back minority interest to net margin and to include the derivative cash settlements in the cost of funds. Adjusted TIER for the three months ended August 31, 2005 and 2004 was 1.15. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its TIER calculation to exclude the impact of derivatives required by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and foreign currency adjustments required by SFAS 52, Foreign Currency Translation.

The following chart presents the Company's operating results for the three months ended August 31, 2005 and 2004.

	For the three months ended August 31,
(Dollar amounts in millions)	2005	2004	Change
Operating income	$247	$247	$-
Cost of funds	(232)	(228)	(4)
Gross margin	15	19	(4)
Operating expenses:
General and administrative	(11)	(11)	-
Recovery of guarantee losses	3	1	2
Total operating expenses	(8)	(10)	2
Results of operations of foreclosed assets	5	2	3
Derivative and foreign currency adjustments:
Derivative cash settlements	20	20	-
Derivative forward value	(37)	55	(92)
Foreign currency adjustments	(1)	5	(6)
Total (loss) gain on derivative and foreign currency adjustments	(18)	80	(98)
Operating (loss) margin	(6)	91	(97)
Minority interest - RTFC and NCSC net margin	(1)	(1)	-
Net (loss) margin	$(7)	$90	$(97)
TIER (1)	-	1.39
Adjusted TIER (2)	1.15	1.15

(1) For the three months ended August 31, 2005, CFC reported a net loss of $7 million, thus the TIER calculation results in a value below 1.00.

(2) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net margin, to include minority interest in net margin and to include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the three months ended August 31,
	2005	2004	Change
Operating income	5.25%	4.77%	0.48%
Cost of funds	(4.93)%	(4.41)%	(0.52)%
Gross margin	0.32%	0.36%	(0.04)%
Operating expenses:
General and administrative expenses	(0.23)%	(0.21)%	(0.02)%
Recovery of guarantee losses	0.06%	0.02%	0.04%
Total operating expenses	(0.17)%	(0.19)%	0.02%
Results of operations of foreclosed assets	0.11%	0.04%	0.07%
Derivative and foreign currency adjustments:
Derivative cash settlements	0.42%	0.39%	0.03%
Derivative forward value	(0.79)%	1.06%	(1.85)%
Foreign currency adjustments	(0.02)%	0.10%	(0.12)%
Total (loss) gain on derivative and foreign currency adjustments	(0.39)%	1.55%	(1.94)%
Operating (loss) margin	(0.13)%	1.76%	(1.89)%
Minority interest - RTFC and NCSC net margin	(0.03)%	(0.02)%	(0.01)%
Net (loss) margin	(0.16)%	1.74%	(1.90)%
Adjusted gross margin (1)	0.74%	0.75%	(0.01)%
Adjusted operating margin (2)	0.68%	0.60%	0.08%
______________________________________________
(1) Adjusted to include derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.
(2) Adjusted to exclude derivative forward value and foreign currency adjustments. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following table provides a breakout of the change to operating income, cost of funds and gross margin due to changes in loan volume versus changes to interest rates.

Volume Rate Variance Table
(Dollar amounts in millions)

For the three months ended August 31,
2005				2004			Change due to
Average Loan Balance		Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Operating income
CFC	$16,096	$204	5.03%	$15,932	$172	4.29%	$2	$30	$32
RTFC	2,123	36	6.70%	4,265	69	6.41%	(34)	1	(33)
NCSC	453	7	6.56%	319	6	7.64%	2	(1)	1
Total	$18,672	$247	5.25%	$20,516	$247	4.77%	$(30)	$30	$-

Cost of funds
CFC	$16,096	$(192)	(4.75)%	$15,932	$(157)	(3.91)%	$(1)	$(34)	$(35)
RTFC	2,123	(34)	(6.34)%	4,265	(67)	(6.26)%	33	-	33
NCSC	453	(6)	(5.33)%	319	(4)	(5.20)%	(2)	-	(2)
Total	$18,672	$(232)	(4.93)%	$20,516	$(228)	(4.41)%	$30	$(34)	$(4)

Gross margin
CFC	$16,096	$12	0.28%	$15,932	$15	0.38%	$1	$(4)	$(3)
RTFC	2,123	2	0.36%	4,265	2	0.15%	(1)	1	-
NCSC	453	1	1.23%	319	2	2.44%	-	(1)	(1)
Total	$18,672	$15	0.32%	$20,516	$19	0.36%	$-	$(4)	$(4)

Derivative cash settlements (3)
CFC	$15,031	$21	0.55%	$15,927	$21	0.52%	$(1)	$1	$-
NCSC	117	(1)	(1.53)%	42	(1)	(5.09)%	(1)	1	-
Total	$15,148	$20	0.53%	$15,969	$20	0.50%	$(2)	$2	$-

Adjusted cost of funds
Total	$18,672	$(212)	(4.51)%	$20,516	$(208)	(4.02)%
________________________
(1)	Variance due to volume is calculated using the following formula: ((current average balance - prior year average balance) x prior year rate).
(2)	Variance due to rate is calculated using the following formula: ((current rate - prior year rate) x current average balance).
(3)

For derivative cash settlements, average loan balance represents the average notional amount of derivative contracts outstanding and the rate represents the net difference between the average rate paid and the average rate received for cash settlements during the period.

Operating Income

Total operating income for the three months ended August 31, 2005 of $247 million was consistent with the prior year period. However, there were offsetting changes to operating income due to the increase to interest rates in the markets and to a lower loan volume. Between August 31, 2004 and the current period end, the Company raised variable interest rates by 205 basis points to 230 basis points depending on the loan program, while fixed interest rates remained relatively stable. Additionally, the Company collected $2 million of make-whole fees related to the prepayment of loans which are included as part of the rate variance in the table above. Operating income for the three months ended August 31, 2005 excluding the $2 million of make-whole fees was $245 million with an average yield of 5.21% representing a decrease of $2 million from the prior year period. The increase to income as a result of higher variable interest rates is offset by a reduction to operating income as a result of an increase to loans on non-accrual status. For the three months ended August 31, 2005, the Company had a reduction to interest income of $19 million due to non-accrual loans, compared to a reduction of $10 million for the prior year.

The $2 million of make-whole fees were recorded at CFC during the three months ended August 31, 2005. CFC's operating income for the three months ended August 31, 2005 excluding the $2 million of make-whole fees was $202 million with an average yield of 4.97% representing an increase of $30 million from the prior year. The impact of non-accrual loans at CFC was a decrease in operating income of $8 million for the three months ended August 31, 2005, compared to a decrease of $6 million for the prior year period. The impact of non-accrual loans on RTFC operating income was a decrease of $11 million for the three months ended August 31, 2005, compared to $4 million in the prior year period.

Cost of Funds

There were offsetting changes to the cost of funds for the three months ended August 31, 2005 and 2004 due to the increase to interest rates in the markets and to a lower loan volume. The cost of funds for the three months ended August 31, 2005 and 2004 includes expense totaling $1 million and $4 million, respectively, for net cash settlements related to exchange agreements that qualify as effective hedges. The adjusted cost of funds, which includes the derivative cash settlements, for the three months ended August 31, 2005 increased by $4 million compared to the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds. The Company recorded $20 million of derivative cash settlements for the three months ended August 31, 2005, which included the receipt of $19 million of settlement payments from its counterparties and $1 million received from counterparties for the termination of interest rate exchange agreements used as funding for the loans that were prepaid during the period. Adjusted cost of funds for the three months ended August 31, 2005 excluding the $1 million of termination fees was $213 million with an average cost of funding of 4.54% representing an increase of $5 million compared to the prior year period.

Gross Margin

The Company's gross margin for the three months ended August 31, 2005 decreased primarily due to the increase in the impact of holding loans on non-accrual status of $9 million offset by the receipt of $2 million of make-whole fees. The adjusted gross margin, which includes the cash settlements, for the three months ended August 31, 2005 was $35 million, a decrease of $4 million from the prior year. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The adjusted gross margin excluding the $3 million of make-whole fees and termination fees for the three months ended August 31, 2005 was $32 million, a decrease of $7 million from the prior year period. The adjusted gross margin yield, excluding the $3 million of make-whole fees and termination fees was 0.67%, a decrease of 8 basis points from the prior year period.

Operating Expenses

General and administrative expenses were $11 million for the three months ended August 31, 2005 and 2004. General and administrative expenses represented 23 basis points of average loan volume for the three months ended August 31, 2005 compared to 21 basis points for the prior year period.

No provision for loan losses was recorded for the three months ended August 31, 2005 and 2004.

There was a recovery of $3 million from the guarantee liability in the three months ended August 31, 2005 compared to $1 million in the prior year period. The recovery of $3 million during the three months ended August 31, 2005 was due to a decrease in guarantees outstanding and an improvement in the weighted average internal risk rating. For the three months ended August 31, 2005 and 2004, substantially all guarantees were issued by CFC.

Gain on Foreclosed Assets

The Company recorded net income of $5 million and $2 million from the operation of foreclosed assets for the three months ended August 31, 2005 and 2004. The results of operations of foreclosed assets for the three months ended August 31, 2005 includes a gain of $3 million related to the sale of real estate assets during the period. At August 31, 2005, the remaining balance of foreclosed assets is comprised of notes receivable which the Company will continue to service until maturity.

Derivative Cash Settlements

The total cash settlements of $20 million for the three months ended August 31, 2005 was consistent with the prior year period. However, there were offsetting changes to cash settlements as a result of the reduction in the amount of exchange agreements in place and to an increase in the net difference between the average rates paid and received. In addition, $1 million of termination fees were received during the three months ended August 31, 2005 to unwind interest rate exchange agreements that were used as part of the funding for loans that were prepaid during the period.

Derivative Forward Value

For the quarter ended August 31, 2005, the derivative forward value represented a decrease of $92 million compared to the prior year period. The decrease in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the quarter ended August 31, 2005 and 2004 also includes amortization of $2 million and $4 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. This adjustment will be amortized into earnings over the remaining life of the related derivative contracts.

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

Foreign Currency Adjustment

The Company's foreign currency adjustment for the quarter ended August 31, 2005 represented a decrease of $6 million compared to the quarter ended August 31, 2004 due to the change in currency exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar will cause the value of foreign denominated debt outstanding to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

Operating (Loss) Margin

Operating loss for the quarter ended August 31, 2005 was $6 million, compared to operating margin of $91 million for the prior year period. The significant decrease in the operating margin for the three months ended August 31, 2005 compared to the prior year period was primarily due to the decrease of $92 million in the estimated fair value of derivatives. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the quarter ended August 31, 2005 was $32 million, compared to $31 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin. The adjusted operating margin increased primarily due to the $2 million decrease in total operating expenses and $3 million increase in the results of operations of foreclosed assets offset by the $4 million decrease in adjusted gross margin. The adjusted operating margin for the three months ended August 31, 2005 excluding the gain of $3 million as a result of loan prepayments and swap terminations was $29 million, a decrease of $2 million from the prior year period.

Net Margin

Net loss for the quarter ended August 31, 2005 was $7 million, a decrease of $97 million compared to net margin of $90 million for the prior year period. The decrease in net margin for the quarter ended August 31, 2005 from the prior year period is primarily due to the decrease of $92 million in the estimated fair value of derivatives and a decrease of $6 million in the foreign currency adjustment. The adjusted net margin, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $32 million, compared to $31 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net margin. The adjusted net margin for the three months ended August 31, 2005 excluding the gain of $3 million as a result of loan prepayments and swap terminations was $29 million, a decrease of $2 million from the prior year period.

Liquidity and Capital Resources

Assets

At August 31, 2005, the Company had $19,188 million in total assets, a decrease of $858 million, or 4%, from the balance of $20,046 million at May 31, 2005. Net loans outstanding to members totaled $17,613 million at August 31, 2005, a decrease of $769 million compared to a total of $18,382 million at May 31, 2005. Net loans represented 92% of total assets at August 31, 2005 and May 31, 2005. The remaining assets, $1,575 million and $1,664 million at August 31, 2005 and May 31, 2005, respectively, consisted of other assets to support the Company's operations, primarily cash and cash equivalents, derivative assets and foreclosed assets. Included in assets at August 31, 2005 and May 31, 2005 is $553 million and $585 million, respectively, of derivative assets. Foreclosed assets of $118 million and $141 million at August 31, 2005 and May 31, 2005, respectively, relate to assets received from borrowers as part of bankruptcy and/or loan settlements. Foreclosed assets decreased by $23 million due to the sale of real estate assets during the period. Other than excess cash invested overnight, the Company does not generally use funds to invest in debt or equity securities.

Loans to Members

Net loan balances decreased by $769 million, or 4%, from May 31, 2005 to August 31, 2005. Gross loans decreased by $769 million and the allowance for loan losses did not change compared to the prior year end. As a percentage of the portfolio, long-term loans represented 95% (including secured long-term loans classified as restructured and non-performing) at August 31, 2005 and at May 31, 2005. The remaining 5% at August 31, 2005 and May 31, 2005 consisted of secured and unsecured intermediate-term and line of credit loans.

Long-term fixed rate loans represented 77% and 72% of total long-term loans at August 31, 2005 and May 31, 2005, respectively. Loans converting from a variable rate to a fixed rate for the three months ended August 31, 2005 totaled $571 million, which was offset by $1 million of loans that converted from a fixed rate to a variable rate.  This resulted in a net conversion of $570 million from a variable rate to a fixed rate for the three months ended August 31, 2005. For the three months ended August 31, 2004, loans converting from a variable rate to a fixed rate totaled $61 million, which was offset by $29 million of loans that converted from the fixed rate to the variable rate. This resulted in a net conversion of $32 million from a variable rate to a fixed rate for the three months ended August 31, 2004. Approximately 73% or $13,374 million of total loans carried a fixed rate of interest at August 31, 2005 compared to 68%, or $12,936 million at May 31, 2005. All other loans, including $4,829 million and $6,036 million in loans at August 31, 2005 and May 31, 2005, respectively, are subject to interest rate adjustment monthly or semi-monthly.

The decrease in total loans outstanding at August 31, 2005 as compared to May 31, 2005 was due primarily to prepayments of RTFC loans. The $769 million decrease in loans includes reductions of $612 million in long-term loans, $101 million in short-term loans and $56 million in non-performing loans. RTFC, NCSC and CFC loans outstanding decreased $691 million, $36 million and $42 million, respectively. The decrease to CFC loans includes decreases of $21 million to power supply systems, $17 million to distribution systems, and $4 million to service members and associates.

Loan and Guarantee Portfolio Assessment
Portfolio Diversity

The Company provides credit products (loans, financial guarantees and letters of credit) to its members. The Company's memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric systems and telecommunications organizations and associated affiliates.

The following chart summarizes loans and guarantees outstanding by segment at August 31, 2005 and May 31, 2005.

(Dollar amounts in millions)	August 31, 2005		May 31, 2005
CFC:
Distribution	$12,755	66%	$12,771	64%
Power supply	3,582	19%	3,707	18%
Statewide and associate	163	1%	177	1%
CFC total	16,500	86%	16,655	83%
RTFC	2,301	12%	2,992	15%
NCSC	447	2%	483	2%
Total	$19,248	100%	$20,130	100%

The following chart summarizes the RTFC segment loans outstanding as of August 31, 2005 and May 31, 2005.

(Dollar amounts in millions)	August 31, 2005		May 31, 2005
Rural local exchange carriers	$1,889	82%	$2,358	79%
Cable television providers	180	8%	169	6%
Long distance carriers	84	4%	135	5%
Wireless providers	62	3%	211	7%
Fiber optic network providers	44	2%	67	2%
Competitive local exchange carriers	35	1%	45	1%
Other	7	-	7	-
Total	$2,301	100%	$2,992	100%

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

For the three months ended August 31, 2005, the board of directors approved new loan and guarantee facilities totaling $740 million to five borrowers that had a total or unsecured exposure in excess of the limits set forth in the credit limitation policy. CFC approved new loan facilities totaling $420 million to four borrowers and NCSC approved new loan facilities totaling $320 million to one borrower in excess of the established credit limits. Of the $740 million in loans approved during the three months ended August 31, 2005, $76 million were refinancings or renewals of existing loans.

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

Credit Concentration

The Company's loan portfolio is widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and the U.S. Virgin Islands. At August 31, 2005 and May 31, 2005, loans outstanding to borrowers in any state or territory did not exceed 16% of total loans outstanding. In addition to the geographic diversity of the portfolio, the Company limits its exposure to any one borrower. At August 31, 2005 and May 31, 2005, the total exposure outstanding to any one borrower or controlled group did not exceed 3.1% and 3.0% of total loans and guarantees outstanding, respectively. At August 31, 2005, the ten largest borrowers included four distribution systems, four power supply systems and two telecommunications systems. At May 31, 2005, the ten largest borrowers included four distribution systems, three power supply systems and three telecommunications systems. At August 31, 2005 and May 31, 2005, the Company had the following amounts outstanding to its ten largest borrowers:

(Dollar amounts in millions)	August 31, 2005	% of Total	May 31, 2005	% of Total
Loans	$3,085	17%	$3,412	18%
Guarantees	331	32%	227	20%
Total credit exposure	$3,416	18%	$3,639	18%

Security Provisions

Except when providing lines of credit and intermediate-term loans, the Company typically lends to its members on a senior secured basis. Long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. Guarantee reimbursement obligations are typically secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, borrowers are also required to set rates designed to achieve certain financial ratios. The Company's unsecured loans and guarantees outstanding at August 31, 2005 and May 31, 2005 are summarized below.

(Dollar amounts in millions)	August 31, 2005	% of Total	May 31, 2005	% of Total
Loans	$1,458	8%	$1,516	8%
Guarantees	98	9%	98	8%
Total credit exposure	$1,556	8%	$1,614	8%

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria are met:
*	principal or interest payments on any loan to the borrower are past due 90 days or more,
*	as a result of court proceedings, repayment on the original terms is not anticipated, or
*	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, interest on its loans is generally recognized on a cash basis. When a loan is placed on non-accrual status, CFC typically reverses all accrued and unpaid interest back to the date of the last payment. Alternatively, the Company may choose to apply all cash received to the reduction of principal, thereby foregoing interest income recognition. At August 31, 2005 and May 31, 2005, the Company had non-performing loans outstanding in the amount of $561 million and $617 million, respectively. All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At August 31, 2005 and May 31, 2005, non-performing loans included $475 million to Innovative Communication Corporation ("ICC"). ICC is a diversified telecommunications company and RTFC borrower headquartered in St. Croix, United States Virgin Islands ("USVI.") Through its subsidiaries, ICC provides wire line local telephone service, long-distance telephone services, cable television service and/or wireless telephone service.

RTFC is the primary secured lender to ICC. RTFC's collateral for the loans includes (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC, (ii) a direct pledge of 100% of the voting stock of ICC's USVI local exchange carrier subsidiary, Virgin Islands Telephone Corporation d/b/a Innovative Telephone, (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC's other operating subsidiaries, and (iv) a personal guaranty of the loans from ICC's indirect majority shareholder and chairman.

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

On January 11, 2005, RTFC served a motion for partial summary judgment in the loan default action. In its motion, RTFC seeks partial summary judgment as to ICC's liability for certain events of default alleged in the amended complaint. In addition, RTFC seeks summary judgment dismissing ICC's defense and counterclaim for reformation of the loan agreement, and ICC's counterclaim for anticipatory repudiation in connection with the alleged obligation to fund ICC's settlement of the Greenlight litigation. On March 2, 2005, the Virgin Islands District Court issued an order permitting the parties to take limited written and deposition discovery pertaining to RTFC's partial summary judgment motion. ICC has opposed the motion for summary judgment and cross-moved for summary judgment dismissing the loan default action on the ground that the loan is not in default for various reasons, including those set forth in its answer and counterclaims.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at August 31, 2005.

Non-performing loans at August 31, 2005 and May 31, 2005 include a total of $84 million and $135 million, respectively, to VarTec Telecom, Inc. ("VarTec"). VarTec is a telecommunications company and RTFC borrower located in Dallas, Texas. RTFC is VarTec's principal senior secured creditor. VarTec and its U.S.-based affiliates filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004 in Dallas, Texas. The loan balance at May 31, 2005 was reduced during the three months ended August 31, 2005 by $51 million including $14 million in loan payments and $37 million from the proceeds of asset sales. All loans to VarTec have been on non-accrual status since June 1, 2004.

On June 10, 2005, the Official Committee of Unsecured Creditors (the "UCC") initiated an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. No other party had filed such a claim by expiration of the deadline. The adversary proceeding asserts the following claims: (i) that RTFC may have engaged in wrongful activities prior to the filing of the bankruptcy proceeding (e.g., RTFC had "control" over VarTec's affairs, RTFC exerted "financial leverage" over VarTec and is liable for VarTec's "deepening insolvency"); (ii) that RTFC's claims against VarTec should be equitably subordinated to the claims of other creditors because of the alleged wrongful activities; and (iii) that certain payments made by VarTec to RTFC and certain liens granted to RTFC are avoidable as preferences or fraudulent transfers or should otherwise be avoided and re-distributed for the benefit of VarTec's bankruptcy estates. The adversary proceeding identifies payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On August 5, 2005, RTFC filed an answer and a motion to dismiss the deepening insolvency claim. Hearing on the motion to dismiss the deepening insolvency claim is currently scheduled for October 18, 2005 and trial, if necessary, on the merits of all claims is currently scheduled for August 2006. Such dates are subject to change.

On July 29, 2005, the court approved a sale of VarTec's remaining operating assets (the "Domestic Assets Sale"). In August 2005, RTFC received $32 million representing partial payment of proceeds from the Domestic Assets Sale. Final closing of the Domestic Assets Sale is subject to government approvals; in the interim VarTec will continue to operate its business.

As part of the court order approving the debtor-in-possession ("DIP") financing, VarTec was allowed to continue to make interest payments on the secured RTFC debt and to make principal payments during periods in which no amount was outstanding under the DIP financing. However pursuant to the terms of the Domestic Assets Sale, pending final closing of such sale, such payments will cease. Under the terms of the Domestic Assets Sale, the asset purchaser has reimbursed RTFC for the current amount outstanding under the DIP facility. In addition, the asset purchaser will be required to provide RTFC with funding for all future advances under the DIP facility. RTFC does not anticipate advancing any additional funds under the existing DIP facility.

The court has also ordered that all net proceeds of such sales, including the Domestic Assets Sale, be provisionally applied to RTFC's secured long-term debt. The application is subject to third parties' rights, if any, superior to RTFC's rights and liens, and to further court order to require the return of such funds for use as cash collateral under the Bankruptcy Code.

On October 14, 2005, the Bankruptcy Court approved an administrative DIP facility from RTFC in the amount of $9 million.

Based on its analysis, the Company believes that it is adequately reserved against its exposure to VarTec at August 31, 2005.

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

At August 31, 2005 and May 31, 2005, restructured loans totaled $595 million and $601 million, respectively, $587 million and $594 million, respectively, of which related to loans outstanding to Denton County Electric Cooperative, Inc. d/b/a CoServ Electric ("CoServ"). All CoServ loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at August 31, 2005 and May 31, 2005 represented 3.1% and 2.9% of the Company's total loans and guarantees outstanding, respectively.

To date, CoServ has made all required payments under the restructured loan. Under the agreement, CoServ will be required to make quarterly payments to CFC through 2037. Under the agreement, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ will make to CFC under its restructure agreement. To date, no amounts have been advanced to CoServ under this loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the restructured loan for $415 million plus an interest payment true up after December 13, 2007 and for $405 million plus an interest payment true up after December 13, 2008.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change. The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At August 31, 2005 and May 31, 2005, CFC had impaired loans totaling $1,146 million and $1,208 million, respectively. At August 31, 2005 and May 31, 2005, CFC had specifically reserved a total of $421 million and $404 million, respectively, to cover impaired loans.

NON-PERFORMING AND RESTRUCTURED LOANS

(Dollar amounts in millions)	August 31, 2005	May 31, 2005
Non-performing loans	$561	$617
Percent of loans outstanding	3.08%	3.25%
Percent of loans and guarantees outstanding	2.91%	3.06%

Restructured loans	$595	$601
Percent of loans outstanding	3.27%	3.17%
Percent of loans and guarantees outstanding	3.09%	2.99%

Total non-performing and restructured loans	$1,156	$1,218
Percent of loans outstanding	6.35%	6.42%
Percent of loans and guarantees outstanding	6.00%	6.05%

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

The corporate credit committee makes recommendations to the boards of directors regarding write-offs of loan balances. In making its recommendation to write off all or a portion of a loan balance, the corporate credit committee considers various factors including cash flow analysis and the collateral securing the borrower's loans. Since inception in 1969, write-offs totaled $148 million and recoveries totaled $33 million for a net loss amount of $115 million. In the past five fiscal years and the first three months of fiscal year 2006, write-offs totaled $50 million and recoveries totaled $15 million for a net loan loss of $35 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

	For the three months ended		For the year ended and as of
	August 31,	August 31,	May 31,
(Dollar amounts in millions)	2005	2004	2005
Beginning balance	$590	$574	$574
Provision for loan losses	-	-	16
Ending balance	$590	$574	$590

Loan loss allowance by segment:
CFC	$589	$572	$589
NCSC	1	2	1
Total	$590	$574	$590

As a percentage of total loans outstanding	3.24%	2.80%	3.11%
As a percentage of total non-performing loans outstanding	105.17%	177.16%	95.62%
As a percentage of total restructured loans outstanding	99.16%	93.79%	98.17%

CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance. Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.

There was no change to the balance of the Company's loan loss allowance at August 31, 2005 compared to May 31, 2005.  Within CFC's loan loss allowance at August 31, 2005 as compared to the prior year end there was an increase in the calculated impairments of $17 million offset by a decrease of $17 million to the allowance for all other loans. The increase to the calculated impairments was due to an increase in the variable interest rates at August 31, 2005 as compared to May 31, 2005. The reduction to the allowance for all other loans was due to a decrease in the balance of loans outstanding at August 31, 2005 as compared to May 31, 2005. The balance of NCSC's loan loss allowance at August 31, 2005 was consistent with the balance at May 31, 2005.

Liabilities, Minority Interest and Equity

Liabilities, minority interest and equity totaled $19,188 million at August 31, 2005, a decrease of $858 million or 4% from the balance of $20,046 million at May 31, 2005. CFC obtains funding in the capital markets through the issuance of commercial paper, medium-term notes, collateral trust bonds and subordinated deferrable debt which make up a large portion of the liabilities on the consolidated balance sheets.

Liabilities

Total liabilities at August 31, 2005, were $18,481 million, a decrease of $778 million from $19,259 million at May 31, 2005. The decrease to liabilities was primarily due to decreases in short-term debt of $1,071 million and subordinated certificates of $35 million, offset by increases of $190 million in long-term debt and $133 million in accrued interest payable.

Short-term Debt and Long-Term Debt
The following chart provides a breakout of debt outstanding.

(Dollar amounts in millions)	August 31, 2005	May 31, 2005	Increase/(Decrease)
Short-term debt:
Commercial paper (1)	$2,853	$4,261	$(1,408)
Bank bid notes	100	100	-
Long-term debt with remaining maturities less than one year	3,848	3,551	297
Foreign currency valuation account	80	40	40
Short-term debt reclassified as long-term (2)	(5,000)	(5,000)	-
Total short-term debt	1,881	2,952	(1,071)
Long-term debt:
Collateral trust bonds	2,946	2,946	-
Long-term unsecured notes payable	84	91	(7)
Long-term secured notes payable	500	-	500
Medium-term notes	5,179	5,444	(265)
Foreign currency valuation account	183	221	(38)
Short-term debt reclassified as long-term (2)	5,000	5,000	-
Total long-term debt	13,892	13,702	190
Subordinated deferrable debt	685	685	-
Members' subordinated certificates	1,456	1,491	(35)
Total debt outstanding	$17,914	$18,830	$(916)

Percentage of fixed rate debt (3)	74%	67%
Percentage of variable rate debt (4)	26%	33%
Percentage of long-term debt	89%	84%
Percentage of short-term debt	11%	16%

(1) Includes $340 million and $271 million related to the daily liquidity fund at August 31, 2005 and May 31, 2005, respectively.

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

Total debt outstanding at August 31, 2005 decreased by $916 million as compared to May 31, 2005 due to the significant reduction to loans outstanding. The short-term debt decreased $1,071 million from May 31, 2005 to August 31, 2005 due to decreases of $1,408 million in commercial paper and daily liquidity fund balances offset by an increase of $337 million primarily due to foreign denominated medium-term notes reclassified from long-term debt. The increase to long-term debt of $190 million is due to the sale of $500 million of 4.656% notes to the Federal Agricultural Mortgage Corporation in July 2005

offset by a decrease totaling $310 million primarily due to foreign denominated medium-term notes that were reclassified as short-term debt. The decrease to subordinated certificates of $35 million was primarily due to certificates applied as part of the prepayment of loans.

At August 31, 2005 and May 31, 2005, the Company had a total of $1,369 million and $1,366 million, respectively, of foreign denominated debt. As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt for the current period is reported on the consolidated statements of operations as foreign currency adjustments. At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. At August 31, 2005 and May 31, 2005, the reported amount of foreign denominated debt includes a valuation adjustment of $263 million and $261 million, respectively due to changes in the value of the Euro and Australian dollar versus the U.S. dollar since the time the debt was issued.

Members' Subordinated Certificates
The following chart provides a breakout of members' subordinated certificates outstanding.

(Dollar amounts in millions)	August 31, 2005	May 31, 2005	Increase/(Decrease)
Members' subordinated certificates:
Membership certificates	$663	$663	$-
Loan certificates	644	679	(35)
Guarantee certificates	149	149	-
Total members' subordinated certificates	$1,456	$1,491	$(35)

CFC's members are required to purchase membership certificates as a condition of membership. New members are required to purchase membership certificates based on an amount calculated as a percentage of the difference between revenue and the cost of power for a period of 15 years. New members purchase the certificates over time as a percentage of the amount they borrow from CFC. CFC membership certificates typically have an original maturity of 100 years and pay interest at 5%. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.

CFC members may be required to purchase additional subordinated certificates related to the extension of credit, based on the members' CFC debt to equity ratio (CFC exposure to the member divided by the total of the members' unretired patronage capital allocations and the members' investments in subordinated certificates). RTFC members are required to purchase subordinated certificates related to each long-term loan advance. NCSC members are not required to purchase subordinated certificates in relation to credit received from NCSC. Subordinated certificates issued as a condition of receiving a loan or guarantee typically do not pay interest and mature at the same time as the loan or guarantee or amortize over the same period as the loan or guarantee. The right to receive payment by holders of subordinated certificates is subordinate to the right to receive payment by the holders of all other debt.

The decrease to members' subordinated certificates of $35 million for the three months ended August 31, 2005 is primarily due to $52 million applied toward loan prepayments, amortization and maturities offset by the purchase of $17 million of new certificates.

Minority Interest

Minority interest on the consolidated balance sheets at August 31, 2005 was $18 million, a reduction of $1 million from the balance of $19 million at May 31, 2005. Minority interest represents the RTFC and NCSC members' equity to which CFC's members have no claim. In consolidation, the amount of the subsidiary equity to which the parent company's members have no claim is shown as minority interest. CFC does not own any interest in RTFC and NCSC, but is required to consolidate under FIN 46(R) as it is the primary beneficiary of a variable interest in RTFC and NCSC. RTFC and NCSC are members of CFC. RTFC and NCSC are considered variable interest entities because they are very thinly capitalized, dependent on CFC for all funding and operated by CFC under a management agreement. CFC is considered the primary beneficiary of the variable interests in RTFC and NCSC due to a guarantee agreement, under which it is responsible for absorbing the majority of RTFC and NCSC expected losses. During the three months ended August 31, 2005 and 2004, the balance of minority interest has been adjusted by minority interest net margins and the offset of RTFC patronage capital against loans outstanding to an impaired borrower.

Equity
The following chart provides a breakout of the equity balances.

(Dollar amounts in millions)	August 31, 2005	May 31, 2005	Increase/(Decrease)
Membership fees	$1	$1	$-
Education fund	1	1	-
Members' capital reserve	164	164	-
Allocated net margin	284	357	(73)
Unallocated margin	31	-	31
Total members' equity	481	523	(42)
Prior years cumulative derivative forward
value and foreign currency adjustments	233	225	8
Current period derivative forward value (1)	(37)	31	(68)
Current period foreign currency adjustments	(1)	(23)	22
Total retained equity	676	756	(80)
Accumulated other comprehensive income	13	13	-
Total equity	$689	$769	$(80)

(1) Represents the derivative forward value (gain) loss recorded by CFC for the period.

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

At August 31, 2005, equity totaled $689 million, a decrease of $80 million from May 31, 2005. The decrease in equity includes net loss for the three months ended August 31, 2005 of $7 million, CFC's retirement of $71 million of patronage capital to its members and patronage capital totaling $2 million applied against the outstanding loan balance of an impaired borrower.

Contractual Obligations
The following table summarizes the contractual obligations at August 31, 2005 and the related principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding						Remaining
Instrument	Balance	2006	2007	2008	2009	2010	Years
Short-term debt (1)	$6,881	$6,525	$356	$-	$-	$-	$-
Long-term debt (2)	8,892	-	1,308	1,112	997	1,480	3,995
Subordinated deferrable debt (3)	685	-	-	-	-	-	685
Members' subordinated certificates (4)	1,118	11	29	4	16	4	1,054
Total contractual obligations	$17,576	$6,536	$1,693	$1,116	$1,013	$1,484	$5,734

(1) Includes commercial paper, bank bid notes and long-term debt due in less than one year prior to reclassification of $5,000 million to long-term debt.
(2) Excludes $5,000 million reclassification from short-term debt.
(3) Subordinated deferrable debt is listed at the earliest call date for each issue.

(4) Excludes loan subordinated certificates totaling $338 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $30 million. In fiscal year 2005, amortization represented 7% of amortizing loan subordinated certificates outstanding.

Off-Balance Sheet Obligations

Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment.

(Dollar amounts in millions)	August 31, 2005	May 31, 2005	Increase/ (Decrease)
Long-term tax-exempt bonds	$638	$738	$(100)
Debt portions of leveraged lease transactions	12	12	-
Indemnifications of tax benefit transfers	137	142	(5)
Letters of credit	190	197	(7)
Other guarantees	69	69	-
Total	$1,046	$1,158	$(112)

CFC	$1,038	$1,150	$(112)
NCSC	8	8	-
Total	$1,046	$1,158	$(112)

The decrease in total guarantees outstanding at August 31, 2005 compared to May 31, 2005 was due primarily to a $92 million prepayment and normal amortization on long-term tax-exempt bonds, a reduction in the amount of letters of credit outstanding and normal amortization on tax benefit transfers.

At August 31, 2005 and May 31, 2005, the Company had recorded a guarantee liability totaling $13 million and $16 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at August 31, 2005 and May 31, 2005 totaled $12 million and $16 million, respectively, based on management's estimate of the Company's exposure to losses within the guarantee portfolio. At August 31, 2005 and May 31, 2005, 99% of guarantees were related to CFC and the remaining amounts were related to NCSC. The Company uses factors such as internal borrower risk rating, remaining maturity period, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of $1 million and less than $1 million at August 31, 2005 and May 31, 2005, respectively, relates to the non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. The non-contingent obligation is estimated based on guarantee fees received for guarantees issued. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. The Company has recorded a non-contingent obligation for all new guarantees since January 1, 2003 in accordance with FIN 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS 5, 57, and 107 and rescission of FIN 34). The Company deferred fees of $0.1 million for the three months ended August 31, 2005 and 2004 related to new guarantees issued during the periods.

The following table summarizes the off-balance sheet obligations at August 31, 2005 and the related principal amortization and maturities by fiscal year.

(Dollar amounts in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2006	2007	2008	2009	2010	Years
Guarantees (1)	$1,046	$193	$124	$81	$79	$66	$503

(1) On a total of $595 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Unadvanced Commitments

At August 31, 2005, the Company had unadvanced commitments totaling $11,861 million, an increase of $167 million compared to the balance of $11,694 million at May 31, 2005. Unadvanced commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, it does not anticipate funding most of these commitments. Approximately 52% of the outstanding commitments at August 31, 2005 and May 31, 2005 were for short-term or line of credit loans. Substantially all above mentioned credit commitments contain material adverse change clauses, thus for a borrower to qualify for the advance of funds, the Company must be satisfied that there has been no material change since the loan was approved.

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

Ratio Analysis
Leverage Ratio

The leverage ratio is calculated by dividing total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at August 31, 2005 was 28.34, an increase from 26.56 at May 31, 2005. The increase in the leverage ratio is due to a decrease of $80 million in total equity offset by decreases of $778 million to total liabilities and $112 million in guarantees, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital Resources".

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At August 31, 2005 and May 31, 2005, the adjusted leverage ratio was 6.35 and 6.49, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The decrease in the adjusted leverage ratio is due to a decrease in adjusted liabilities of $756 million and a decrease of $112 million in guarantees offset by the decrease of $78 million in adjusted equity. The decrease in adjusted liabilities is primarily due to the decrease of $1,071 million in short-term debt offset by increases of $190 million in long-term debt and $133 million in accrued interest payable. The decrease to adjusted equity is primarily due to the retirement of allocated margins and subordinated certificates applied as part of loan prepayments offset by year to date adjusted net margin. The Company will retain the flexibility to further amend its policies to retain members' investments in the Company consistent with contractual obligations and maintaining acceptable financial ratios. In addition to the adjustments made to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreement.

Debt to Equity Ratio

The debt to equity ratio is calculated by dividing total liabilities outstanding by total equity. The debt to equity ratio, based on this formula at August 31, 2005 was 26.83, an increase from 25.05 at May 31, 2005. The increase in the debt to equity ratio is due to the decrease of $80 million to total equity offset by the decrease of $778 million to total liabilities, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital Resources".

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At August 31, 2005 and May 31, 2005, the adjusted debt to equity ratio was 5.96 and 6.07, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation. The decrease in the adjusted debt to equity ratio is due to the decrease of $756 million in adjusted liabilities offset by the decrease of $78 million in adjusted equity.

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

Revolving Credit Agreements
The following is a summary of the Company's revolving credit agreements at August 31, 2005 and May 31, 2005:

(Dollar amount in thousands)	August 31, 2005	May 31, 2005	Termination Date	Facility fee per annum (1)
Three-year agreement	$1,740,000	$1,740,000	March 30, 2007	0.10 of 1%
Five-year agreement	1,975,000	1,975,000	March 23, 2010	0.09 of 1%
364-day agreement (2)	1,285,000	1,285,000	March 22, 2006	0.07 of 1%
	$5,000,000	$5,000,000
_______________________
(1)	Facility fee determined by CFC's senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2)

Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods. For the agreement in place at August 31, 2005 and May 31, 2005, if converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.125 of 1% per annum.

Up-front fees of between 0.03 and 0.13 of 1% were paid to the banks based on their commitment level in each of the agreements in place at August 31, 2005 and May 31, 2005, totaling in aggregate $3 million, which will be amortized as expense over the life of the agreements. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance. The utilization fee is 0.10 of 1% for the 364-day and five-year agreements and 0.15 of 1% for the three-year agreement outstanding at August 31, 2005 and May 31, 2005.

Effective August 31, 2005 and May 31, 2005, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

For the purpose of calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net margin, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133 and 52. Adjusted times interest earned ratio ("TIER") represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. Senior debt represents the sum of subordinated deferrable debt, members' subordinated certificates, minority interest and total equity. Senior debt includes guarantees; however, it excludes:

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

The following represents the Company's required financial ratios at or for the three months ended August 31, 2005 and the year ended May 31, 2005:

	Requirement	August 31, 2005	May 31, 2005

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.07	1.08

Minimum adjusted TIER at fiscal year end (1)	1.05	N/A	1.14

Maximum senior debt as a percentage of total equity	10.00	6.19	6.30

(1) The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Based on the ability to borrow under the bank line facilities, the Company classified $5,000 million of its short-term debt outstanding as long-term debt at August 31, 2005 and May 31, 2005. The Company expects to maintain more than $5,000 million of short-term debt outstanding during the next twelve months. If necessary, the Company can refinance such short-term debt on a long-term basis by borrowing under the credit agreements totaling $5,000 million discussed above, subject to the conditions therein.

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

Matched Funding Policy

The Company measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At August 31, 2005, the Company had $13,168 million of fixed rate assets amortizing or repricing, funded by $11,203 million of fixed rate liabilities maturing during the next 30 years and $1,501 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $464 million or 2.42% of total assets and 2.49% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans. The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans. Variable rate assets which reprice monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at August 31, 2005.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of August 31, 2005

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$1,373	$3,189	$2,342	$3,427	$2,138	$699	$13,168
Total assets	$1,373	$3,189	$2,342	$3,427	$2,138	$699	$13,168

Liabilities and members' equity:
Long-term debt	$1,108	$2,791	$2,509	$3,136	$939	$720	$11,203
Subordinated certificates	122	59	50	67	831	41	1,170
Members' equity (1)	-	26	27	91	187	-	331
Total liabilities and members' equity	$1,230	$2,876	$2,586	$3,294	$1,957	$761	$12,704

Gap (2)	$143	$313	$(244)	$133	$181	$(62)	$464
Cumulative gap	$143	$456	$212	$345	$526	$464
Cumulative gap as a % of total assets	0.75%	2.38%	1.10%	1.80%	2.74%	2.42%
Cumulative gap as a % of adjusted total assets (3)	0.77%	2.45%	1.14%	1.85%	2.82%	2.49%
_________________________________
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

Derivative and Financial Instruments

At August 31, 2005 and May 31, 2005, the Company was a party to interest rate exchange agreements with a total notional amount of $14,315 million and $13,693 million, respectively. The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk. The Company will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically change the interest rate on $7,015 million as of August 31, 2005 and $6,643 million as of May 31, 2005 of debt used to fund long-term fixed rate loans from a variable rate to a fixed rate as of August 31, 2005 and May 31, 2005, respectively. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $7,300 million and $7,050 million of collateral trust bonds and medium-term notes as of August 31, 2005 and May 31, 2005, respectively. The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of August 31, 2005 and May 31, 2005, the Company was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,106 million related to medium-term notes denominated in foreign currencies. Cross currency and cross currency interest rate exchange agreements with a total notional amount of $824 million at August 31, 2005 and May 31, 2005 in which the Company receives Euros and pays U.S. dollars, and $282 million at August 31, 2005 and May 31, 2005 in which the Company receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, $716 million of the cross currency interest rate exchange agreements at August 31, 2005 and May 31, 2005 synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 45). The analysis indicates the total amount of fixed rate loans maturing or repricing by year and in aggregate that are assumed to be funded by variable rate debt. The Company 's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets, excluding derivative assets. At August 31, 2005 and May 31, 2005, fixed rate loans funded by variable rate debt represented 2.42% and 2.84% of total assets, respectively, and 2.49% and 2.92% of total assets excluding derivative assets, respectively. At August 31, 2005, the Company had $464 million of excess fixed rate assets compared to fixed rate liabilities and members' equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. The Company uses variable rate debt, members' subordinated certificates and members' equity to fund variable rate loans. At August 31, 2005 and May 31, 2005, 27% and 32%, respectively, of loans carried variable interest rates.

The Company faces liquidity risk in the funding of its loan portfolio. The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are required to be paid down annually. On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity. At August 31, 2005, the Company had a total of $3,929 million of long-term debt maturing during the next twelve months. The Company funds the loan portfolio with a variety of debt instruments and its members' equity. The Company typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that range from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At August 31, 2005 and May 31, 2005, the Company had a total of $5,000 million in revolving credit agreements. In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At August 31, 2005 and May 31, 2005, there was a total of $1,293 million and $2,973 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 7% and 16%, respectively, of the Company's total debt outstanding.

To facilitate entry into the debt markets, the Company maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 47). The Company also maintains shelf registrations with the Securities and Exchange Commission for its collateral trust bonds, medium-term notes and subordinated deferrable debt. At August 31, 2005 and May 31, 2005, the Company had effective shelf registrations totaling $2,075 million related to collateral trust bonds, $4,157 million and $4,244 million, respectively, related to medium-term notes, and $165 million related to subordinated deferrable debt. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. The Company also has commercial paper and medium-term note issuance programs in Europe and Australia. At August 31, 2005 and May 31, 2005, the Company had zero and $818 million, respectively, of commercial paper and $1,048 million and $1,045 million, respectively, of medium-term notes outstanding under the European program and $321 million of medium-term notes outstanding under the Australian program. As of August 31, 2005, the Company had total internal issuance authority of $1,000 million and $4,000 million related to commercial paper and medium-term notes in the European market, respectively, and $2,000 million related to medium-term notes in the Australian market.

In June 2005, CFC entered into a bond purchase agreement with the Federal Financing Bank ("FFB") and a bond guarantee agreement with RUS resulting in a $1 billion loan facility under the Rural Electric Development Loan and Guarantee ("REDLG") program. In September 2005, CFC received an advance of $450 million. Under this program, CFC is eligible to borrow up to the amount of the outstanding loans that it has issued concurrent with RUS loans, subject to RUS approval. At August 31, 2005, CFC had a total of $2,648 million outstanding on loans issued concurrently with RUS. Under the program, CFC will pay a fee of 30 basis points per annum to RUS for the guarantee of principal and interest payments to FFB. In July 2005, CFC submitted a second application for an additional $1.5 billion facility.

The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings. At August 31, 2005 and May 31, 2005, the Company was a party to interest rate exchange agreements with notional amounts totaling $14,315 million and $13,693 million, respectively, and cross currency and cross currency interest rate exchange agreements with notional amounts totaling $1,106 million. To date, the Company has not experienced a failure of a counterparty to perform as required under any of these agreements. At August 31, 2005, the Company's interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor's Corporation.

Rating Triggers

The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart below). At August 31, 2005, there are rating triggers associated with $11,180 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,276 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,904 million.

At August 31, 2005, the Company's exchange agreements had a derivative fair value of $41 million, comprised of $47 million that would be due to the Company and $6 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $265 million, comprised of $309 million that would be due to the Company and $44 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

Credit Ratings

The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings. The following table presents the Company's credit ratings at August 31, 2005 and May 31, 2005.

	Moody's Investors	Standard & Poor's
	Service	Corporation	Fitch Ratings
Direct:
Senior secured debt	A1	A+	A+
Senior unsecured debt	A2	A	A
Subordinated deferrable debt	A3	BBB+	A-
Commercial paper	P-1	A-1	F-1

Guarantees:
Leveraged lease debt	A2	A	A
Pooled bonds	A1	A	A
Other bonds	A2	A	A
Short-term	P-1	A-1	F-1

The ratings listed above have the meaning as defined by each of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating organizations.

Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings have the Company's ratings on stable outlook.

Member Investments
At August 31, 2005 and May 31, 2005, members provided 19.5% and 17.7%, respectively, of total assets as follows:

MEMBERSHIP INVESTMENTS

	August 31,	% of	May 31,	% of
(Dollar amounts in millions)	2005	Total (1)	2005	Total (1)
Commercial paper (2)	$1,526	53%	$1,260	30%
Medium-term notes	284	4%	275	4%
Members' subordinated certificates	1,456	100%	1,491	100%
Members' equity (3)	481	100%	524	100%
Total	$3,747		$3,550
Percentage of total assets	19.5%		17.7%
Percentage of total assets less derivative assets (3)	20.1%		18.2%
____________________
(1)	Represents the percentage of each line item outstanding to CFC members.
(2)	Includes $340 million and $271 million related to the daily liquidity fund at August 31, 2005 and May 31, 2005, respectively.
(3)	See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

The total amount of member investments increased $197 million at August 31, 2005 compared to May 31, 2005 due to increases of $266 million in member commercial paper and $9 million in member medium-term notes offset by decreases of $35 million in members' subordinated certificates and $43 million in members' equity.

Financial and Industry Outlook

Loan Growth

The Company expects that the balance of the loan portfolio will remain relatively stable for the remainder of fiscal year 2006. For its fiscal year ending September 30, 2006, the amount of funding proposed by the House of Representatives for RUS direct lending and loan guarantees is $1.2 billion and $2.1 billion, respectively. The Senate Appropriations Committee approved the same amounts proposed by the House of Representatives except for an additional $700 million for loan guarantees. Loans from the Federal Financing Bank ("FFB"), a division of the U.S. Treasury Department, with an RUS guarantee represent a lower cost option for rural electric utilities compared to the Company. The Company anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems. The Company anticipates that the RTFC loan balance will continue to decline due to long-term loan amortization, and lower levels of capital expenditure requirements and asset acquisitions in the rural telecommunications marketplace.

Liquidity

At August 31, 2005, the Company had $2,953 million of commercial paper, daily liquidity fund and bank bid notes and $3,928 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. Members held commercial paper (including the daily liquidity fund) totaling $1,526 million or approximately 53% of the total commercial paper outstanding at August 31, 2005. Commercial paper issued through dealers and bank bid notes represented 7% of total debt outstanding at August 31, 2005. The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during fiscal year 2006. During the next twelve months, the Company plans to refinance the $3,928 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt. At August 31, 2005, CFC had a $1 billion loan facility with the FFB and a bond guarantee agreement with RUS under the REDLG program. CFC received its first advance of $450 million in September 2005. In July 2005, CFC submitted a second application for an additional $1.5 billion facility.

At August 31, 2005, the Company had effective registration statements covering $2,075 million of collateral trust bonds, $4,157 million of medium-term notes and $165 million of subordinated deferrable debt. In addition, the Company limits the amount of commercial paper issued to the amount of back-up liquidity provided by its revolving credit agreements so that there is 100% coverage of outstanding commercial paper. The Company has Board authorization to issue up to $1,000 million of commercial paper and $4,000 million of medium-term notes in the European market and $2,000 million of medium-term notes in the Australian market.

Equity Retention

At August 31, 2005, the Company reported total equity of $689 million, a decrease of $80 million from $769 million reported at May 31, 2005. Under GAAP, the Company's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements and the impact of future expected currency exchange rates on its currency exchange agreements. It is difficult to predict the future changes in the Company's reported GAAP equity, due to the uncertainty of the movement in future interest and currency exchange rates. In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of SFAS 133 and 52.

The Company believes the adjusted equity balance as reported in the "Non-GAAP Financial Measures" section of this report will continue to increase. CFC has established a members' capital reserve to which a portion of adjusted net margin may be allocated each year. The balance of the members' capital reserve was $164 million at August 31, 2005. The adjusted equity total typically declines slightly in the first quarter each year due to the retirement of patronage capital to its members. Then over the remaining three quarters of the year the accumulated adjusted net margin for the period is typically sufficient to increase the adjusted equity to an amount greater than the prior year end. The same condition may or may not be true for the GAAP reported equity, which will depend on the impact of future expected changes to interest and currency exchange rates on the fair value of interest rate and currency exchange agreements. See "Non-GAAP Financial Measures" for further explanation of the adjustments made to exclude the non-cash impacts of SFAS 133 and 52 and for a reconciliation of the non-GAAP measures to the applicable GAAP measures.

Adjusted Gross Margin

It is anticipated that the adjusted gross margin spread for fiscal year 2006 will be approximately the same as the 74 basis points for the three months ended August 31, 2005. The Company's goal as a not-for-profit, member-owned financial cooperative is to provide financial products and services to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. Thus, the Company does not try to maximize the adjusted gross margin it earns on its loans to members. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to gross margin and TIER.

Adjusted Leverage and Adjusted Debt to Equity Ratios

The Company expects the ratios at May 31, 2006 to be slightly lower than at August 31, 2005 due to an expected increase in members' equity. The Company expects that adjusted net margins earned during fiscal year 2006 will offset the reduction to members' equity in the first quarter due to the retirement of previously allocated net margins. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to net margins.

Loan Impairment

When the Company's variable interest rates increase, the calculated loan impairment for certain restructured loans will increase and when the Company's variable interest rates decrease, the calculated impairment will decrease. The calculated impairment under SFAS 114, as amended, represents an opportunity cost, as it is a comparison of the yield that the Company would have earned on the original loan versus the expected yield on the restructured loan. The Company will have to adjust the specific reserve it holds for impaired loans based on changes to its variable interest rates, which could impact the balance of the loan loss allowance and the consolidated statements of operations through an increased provision for loan losses or as an increase to income through the recapture of amounts previously included in the provision for loan losses. Based on market expectations, it is anticipated that the Company's long-term variable and line of credit interest rates may increase in the near term resulting in an increase to calculated impairments. As the Company's interest rates increase, its operating income and gross margin will increase giving it the financial flexibility to provide for additions to the loan loss allowance to cover increased loan impairments. At this time, an increase of 25 basis points to the Company's variable interest rates results in an increase of $9 million to the calculated impairment.

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

VarTec and ICC

The Company is currently in litigation related to the collection of amounts due from RTFC borrowers VarTec and ICC. While the Company believes it has valid claims against and is the primary secured creditor to both borrowers, there is always some level of uncertainty associated with litigation. VarTec has entered into agreements to sell substantially all of its operating assets and its remaining assets represent various claims that the estate has against third parties. It is expected that the VarTec loan will remain on non-accrual status while the sale of its domestic assets is finalized. It is expected that the ICC loan will remain on non-accrual status while the litigation is ongoing. The Company will continue to adjust the loan loss allowance held for both VarTec and ICC based on the most current information available.

Credit Concentration
CFC plans to strictly monitor the amount of loans extended to its largest borrowers to manage its credit concentration downward.

Loan Loss Allowance

At this time it is difficult to estimate the total amount of loans that will be written off during fiscal year 2006. Due to the consolidation with NCSC, there are write-offs and recoveries taken by NCSC each quarter in the consumer loan program. These amounts are relatively insignificant and have historically been less than $1 million per quarter. The Company believes that the current loan loss allowance of $590 million, which includes specific reserves of $421 million for impaired borrowers, and the loan loss provision, if any, during fiscal year 2006, will be sufficient to allow the loan loss allowance to be adequate at May 31, 2006.

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

Non-GAAP Financial Measures

The Company makes certain adjustments to financial measures in assessing its financial performance that are not in accordance with GAAP. These non-GAAP adjustments fall primarily into two categories: (1) adjustments related to the calculation of the TIER ratio, and (2) adjustments related to the calculation of leverage and debt to equity ratios. These adjustments reflect management's perspective on the Company's operations, and in several cases adjustments used to measure covenant compliance under its revolving credit agreements, and thus the Company believes these are useful financial measures for investors. For a more complete explanation of these adjustments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in the Company's Annual Report on Form 10-K for the year ended May 31, 2005. Non-GAAP financial measures are referred to as "adjusted" throughout this document. Reconciliations of these adjusted measures to GAAP financial measures follow.

Adjustments to the Calculation of the TIER Ratio

The following chart provides a reconciliation between cost of funds, gross margin, operating margin, and net margin and these financial measures adjusted to exclude the impact of derivatives and foreign currency adjustments and to include minority interest in net margin.

	Three months ended
	August 31,	August 31,
(Dollar amounts in thousands)	2005	2004

Cost of funds	$(232,761)	$(228,378)
Adjusted to include: Derivative cash settlements	20,200	20,298
Adjusted cost of funds	$(212,561)	$(208,080)

Gross margin	$14,600	$18,747
Adjusted to include: Derivative cash settlements	20,200	20,298
Adjusted gross margin	$34,800	$39,045

Operating (loss) margin	$(5,913)	$90,738
Adjusted to exclude: Derivative forward value	36,790	(54,744)
Foreign currency adjustments	1,260	(5,140)
Adjusted operating margin	$32,137	$30,854

Net (loss) margin	$(7,218)	$89,941
Adjusted to include: Minority interest net margin	1,106	602
Adjusted to exclude: Derivative forward value	36,790	(54,744)
Foreign currency adjustments	1,260	(5,140)
Adjusted net margin	$31,938	$30,659

TIER using GAAP financial measures is calculated as follows:

Cost of funds + net margin prior to cumulative
TIER =	effect of change in accounting principle
Cost of funds

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted cost of funds + adjusted net margin
Adjusted cost of funds

The following chart provides the calculations for TIER and adjusted TIER.

	Three months ended August 31,
	2005	2004
TIER (1)	-	1.39
Adjusted TIER	1.15	1.15
____________________
(1) For the three months ended August 31, 2005, CFC reported a net loss of $7 million, thus the TIER calculation results in a value below 1.00.

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

(Dollar amounts in thousands)	August 31, 2005	May 31, 2005
Liabilities	$18,480,457	$19,258,675
Less:
Derivative liabilities	(81,512)	(78,471)
Foreign currency valuation account	(263,358)	(260,978)
Debt used to fund loans guaranteed by RUS	(265,556)	(258,493)
Subordinated deferrable debt	(685,000)	(685,000)
Subordinated certificates	(1,455,718)	(1,490,750)
Adjusted liabilities	$15,729,313	$16,484,983

Total equity	$688,919	$768,761
Less:
Prior years cumulative derivative forward value and
foreign currency adjustments	(232,604)	(224,716)
Current period derivative forward value (1)	36,830	(30,781)
Current period foreign currency adjustments	1,260	22,893
Accumulated other comprehensive income	(13,136)	(12,574)
Subtotal members' equity	481,269	523,583
Plus:
Subordinated certificates	1,455,718	1,490,750
Subordinated deferrable debt	685,000	685,000
Minority interest	18,212	18,652
Adjusted equity	$2,640,199	$2,717,985

Guarantees	$1,045,542	$1,157,752

(1) Represents the derivative forward value gain (loss) recorded by CFC for the period.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following chart provides the calculated ratios for leverage and debt to equity, as well as the adjusted ratio calculations. The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

	August 31, 2005	May 31, 2005
Leverage ratio	28.34	26.56
Adjusted leverage ratio	6.35	6.49

Debt to equity ratio	26.83	25.05
Adjusted debt to equity ratio	5.96	6.07

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 45.

Item 4.	Controls and Procedures

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

PART II.	OTHER INFORMATION

Item 5.	Other Information

(a) On October 11, 2005, National Rural Utilities Cooperative Finance Corporation ("CFC") entered into an agreement with Prentiss Properties Acquisition Partners, L.P. ("Prentiss") to sell its headquarters facility for approximately $85 million to an affiliate of Prentiss. The sale is scheduled to close on October 18, 2005.

The headquarters facility consists of two six-story office buildings and adjacent parking garages situated on ten acres of land and two acres of unimproved land adjacent to the office buildings.

CFC expects to recognize a gain of approximately $40 million on the sale. CFC will lease-back approximately one-third of the office space from the purchaser for a period of three years, with an option for two additional one year terms.

(b) Not applicable.

Item 6.	Exhibits

	10.4	Contract between CFC and Prentiss Properties Acquisition Partners, L.P. dated as of October 11, 2005 for the sale of CFC's building and land.

	31.1 -	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2 -	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1 -	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2 -	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

October 17, 2005

