Form 10-K/A
period 2005-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2006-01-19
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number 1-7102
NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
DISTRICT OF COLUMBIA
(State or other jurisdiction of incorporation or organization)
52-0891669
(I.R.S. Employer Identification Number)
2201 COOPERATIVE WAY, HERNDON, VA 20171
(Address of principal executive offices)
(Registrant’s telecommunications number, including area code, is 703-709-6700)
Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on		exchange on
	which		which
Title of each class	listed	Title of each class	listed
6.65% Collateral Trust Bonds, due 2005	NYSE	7.35% Collateral Trust Bonds, due 2026	NYSE
7.30% Collateral Trust Bonds, due 2006	NYSE	6.75% Subordinated Notes, due 2043	NYSE
6.20% Collateral Trust Bonds, due 2008	NYSE	6.10% Subordinated Notes, due 2044	NYSE
5.75% Collateral Trust Bonds, due 2008	NYSE	5.95% Subordinated Notes, due 2045	NYSE
5.70% Collateral Trust Bonds, due 2010	NYSE	7.625% Quarterly Income Capital Securities, due 2050	NYSE
7.20% Collateral Trust Bonds, due 2015	NYSE	7.40% Quarterly Income Capital Securities, due 2050	NYSE
6.55% Collateral Trust Bonds, due 2018	NYSE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The Registrant has no stock.

Explanatory Note
We are filing this amendment to National Rural Utilities Cooperative Finance Corporation’s (“CFC” or the “Company”) Annual Report on Form 10-K for the year ended May 31, 2005 to amend and restate the consolidated financial statements for fiscal year 2005 and the quarters ended November 30, 2004 and February 28, 2005 with respect to an accounting error related to the amount of the derivative transition adjustment amortized during each such period.
During the quarter ended November 30, 2004, CFC terminated seven interest rate exchange agreements prior to the scheduled maturity. As part of the early termination of the interest rate exchange agreements, CFC should have written off $8 million of unamortized transition adjustment related to such agreements during the quarter ended November 30, 2004. Instead, CFC continued to amortize the related transition adjustment based on the original maturity schedule. See Note 1(t) to the consolidated financial statements for the impact on the consolidated financial statements for the periods presented in this Form 10-K/A and see Note 16 to the consolidated financial statements for the impact on the consolidated financial statements for the quarters ended November 30, 2004 and February 28, 2005.
The recording of the derivative transition adjustment and the amortization of that adjustment are non-cash entries. Thus, the error and the entry to correct the error do not result in a change to CFC’s cash position. The transition adjustment is amortized through the derivative forward value line on the consolidated statement of operations, a line item that is excluded in the calculation of covenants in CFC’s revolving lines of credit. CFC also excludes the derivative forward value as part of its own internal analysis presented in its public filings as non-GAAP financial measures. The error and the entry to correct the error do not result in any defaults related to covenant compliance and do not result in a change to CFC’s reported non-GAAP financial measures.
The Company has not updated the disclosure on this Form 10-K/A for subsequent events through the filing date.

PART II
Item 6. Selected Financial Data.
The following is a summary of selected financial data for the years ended May 31:

	2005
(Dollar amounts in thousands)	(As restated) (8)	2004	2003	2002	2001

For the year ended May 31:
Operating income	$1,026,126	$1,007,293	$1,070,875	$1,186,533	$1,388,295
Gross margin	104,063	81,641	131,543	300,695	270,456
Derivative cash settlements(1)	63,044	110,087	122,825	34,191	—
Derivative forward value(1)	26,320	(229,132)	757,212	41,878	—
Foreign currency adjustments(2)	(22,893)	(65,310)	(243,220)	(61,030)	—
Operating margin (loss)	127,032	(194,584)	651,970	78,873	132,766
Cumulative effect of change in accounting principle(1) (3)	—	22,369	—	28,383	—
Net margin (loss)	$122,974	$(178,021)	$651,970	$107,256	$132,766
Fixed charge coverage ratio (TIER)(4)(5)	1.13	—	1.69	1.09	1.12
Adjusted fixed charge coverage ratio (Adjusted TIER)(6)	1.14	1.12	1.17	1.12	1.12
As of May 31:
Loans to members	$18,972,068	$20,488,523	$19,484,341	$20,047,109	$19,683,950
Allowance for loan losses	(589,749)	(573,939)	(511,463)	(478,342)	(317,197)
Assets	20,046,088	21,441,238	21,027,883	20,371,335	20,013,642
Long-term debt(7)	13,701,955	16,659,182	16,000,744	14,855,550	11,376,412
Subordinated deferrable debt	685,000	550,000	650,000	600,000	550,000
Members’ subordinated certificates	1,490,750	1,665,158	1,708,297	1,691,970	1,581,860
Members’ equity(1)	523,583	483,126	454,376	392,056	393,899
Total equity	768,761	695,734	930,836	328,731	393,899
Guarantees	$1,157,752	$1,331,299	$1,903,556	$2,056,385	$2,217,559
Leverage ratio(5)	26.56	31.70	23.64	67.23	55.44
Adjusted leverage ratio(6)	6.49	7.07	6.65	7.20	7.73
Debt to equity ratio(5)	25.05	29.79	21.59	60.97	49.81
Adjusted debt to equity ratio(6)	6.07	6.58	5.97	6.43	6.85

(1)	Derivative cash settlements represent the net settlements received/paid on interest rate and cross currency exchange agreements that do not qualify for hedge accounting for the years ended May 31, 2005, 2004, 2003 and 2002. In fiscal year 2001 and prior years, this amount had been included in the cost of funds line on the combined statement of operations. The derivative forward value represents the change in fair value on exchange agreements that do not qualify for hedge accounting, as well as amortization related to the long-term debt valuation allowance and related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001. The cumulative effect of change in accounting principle in 2002 represents the forward value of interest rate and cross currency exchange agreements recorded as a transition adjustment upon adoption of SFAS 133. Members’ equity represents total equity excluding foreign currency adjustments, derivative forward value, cumulative effect of change in accounting principle in 2002 and accumulated other comprehensive income (see “Non-GAAP Financial Measures” in Management’s Discussion and Analysis for further explanation of members’ equity and a reconciliation to total equity).

(2)	Foreign currency adjustments represent the change on foreign denominated debt that is not related to a qualifying hedge under SFAS 133 during the period. The foreign denominated debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. CFC enters into foreign currency exchange agreements at the time of each foreign denominated debt issuance to lock in the exchange rate for all principal and interest payments required through maturity.

(3)	The cumulative effect of change in accounting principle in 2004 represents the impact of implementing Financial Accounting Standards Board Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003.

(4)	The fixed charge coverage ratio is the same calculation as CFC’s Times Interest Earned Ratio (“TIER”). For the year ended May 31, 2004, CFC’s earnings were insufficient to cover fixed charges by $200 million.

(5)	See “Non-GAAP Financial Measures” in Management’s Discussion and Analysis for the GAAP calculations of these ratios.

(6)	Adjusted ratios include non-GAAP adjustments that CFC makes to financial measures in assessing its financial performance. See “Non-GAAP Financial Measures” in Management’s Discussion and Analysis for further explanation of these calculations and a reconciliation of the adjustments.

(7)	Includes short-term debt reclassified as long-term debt in the amount of $5,000 million, $4,650 million, $3,951 million, $3,706 million, and $4,638 million at May 31, 2005, 2004, 2003, 2002, and 2001, respectively, and excludes $3,591 million, $2,365 million, $2,911 million, $2,883 million, and $4,388 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2006, 2005, 2004, 2003, and 2002, respectively (see Note 4 to the consolidated and combined financial statements). Includes the long-term debt valuation allowance of $0 million, $0 million, $(1) million and $2 million and the foreign currency valuation account of $221 million, $234 million, $176 million, and $(2) million at May 31, 2005, 2004, 2003 and 2002, respectively.

(8)	See Note 1(t) to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless stated otherwise, references to the Company relate to the consolidation of National Rural Utilities Cooperative Finance Corporation’s (“CFC” or “the Company”), Rural Telephone Finance Corporation (“RTFC”), National Cooperative Services Corporation (“NCSC”) and certain entities controlled by CFC and created to hold foreclosed assets. The following discussion and analysis is designed to provide a better understanding of the Company’s consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated and combined financial statements, including the notes thereto. Effective June 1, 2003, the Company’s financial results include the consolidated accounts of CFC, RTFC, NCSC and certain entities controlled by the Company that were created to hold foreclosed assets. CFC’s financial results prior to June 1, 2003 were consolidated with certain entities controlled by CFC that were created to hold foreclosed assets and combined with those of RTFC. CFC refers to its financial measures that are not in accordance with generally accepted accounting principles (“GAAP”) as “adjusted” throughout this document. See “Non-GAAP Financial Measures” for further explanation.
Restatement
The Company has restated its consolidated financial statements to correct an error in the amount of the derivative transition adjustment amortized during fiscal year 2005. The error occurred in the quarter ended November 30, 2004 when the Company did not write off the remaining unamortized transition adjustment related to seven interest rate exchange agreements it fully or partially terminated. These seven interest rate exchange agreements were all in place at June 1, 2001 and therefore were included in the calculation of the transition adjustment recorded for the implementation of Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities. The impact of this error on the consolidated financial statements for the year ended May 31, 2005 is presented in Note 1(t) in the accompanying consolidated financial statements. The impact of this error on the quarterly results reported for fiscal year 2005 is presented in Note 16 in the accompanying consolidated financial statements.
The recording of the derivative transition adjustment and the amortization of that adjustment are non-cash entries. Thus, the error and the entry to correct the error do not result in a change to CFC’s cash position. The transition adjustment is amortized through the derivative forward value line on the consolidated statement of operations, a line item that is excluded in the calculation of covenants in CFC’s revolving lines of credit. CFC also excludes the derivative forward value as part of its own internal analysis presented in its public filings as non-GAAP financial measures. The error and the entry to correct the error do not result in any defaults related to covenant compliance and do not result in a change to CFC’s reported non-GAAP financial measures.
The Company has revised the Management’s Discussion and Analysis for the effects of this restatement.
Risk Factors
This annual report on Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “anticipates”, “expects”, “projects”, “believes”, “plans”, “may”, “intend”, “should”, “could”, “will”, “estimate”, and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss allowance, net margin growth, leverage and debt to adjusted equity ratios, and borrower financial performance are forward-looking statements.
Forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance that are subject to risks and uncertainties. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:
•	Liquidity — The Company depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantees and repurchase agreements. At May 31, 2005, the Company had $4,361 million of commercial paper, daily liquidity fund and bank bid notes and $3,591 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. There can be no assurance that the Company will be able to access the capital markets in the future. Downgrades to the Company’s long-term debt ratings or other events that may deny or limit the Company’s access to the capital markets could negatively impact its operations. The Company has no control over certain items that are considered by the credit rating agencies as part of their analysis for the Company, such as the overall outlook for the electric and telecommunications industries.

•	Covenant compliance — The Company must maintain compliance with all covenants related to its revolving credit agreements, including the adjusted times interest earned ratio (“TIER”), adjusted leverage and amount of loans pledged in order to have access to the funds available under the revolving lines of credit. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of adjusted ratios. A restriction on access to the revolving lines of credit would impair the Company’s ability to issue short-term debt, as it is required to maintain backup-liquidity to maintain preferred rating levels on its short-term debt.

•	Credit concentration — The Company lends primarily into the rural electric and telephone industries and is subject to risks associated with those industries. Credit concentration is one of the risk factors considered by the rating agencies in the evaluation of the Company’s credit rating. The Company’s credit concentration to its ten largest borrowers could increase from the current 18% of total loans and guarantees outstanding, if:
•	it were to extend additional loans and/or guarantees to the current ten largest borrowers,

•	its total loans and/or guarantees outstanding were to decrease, with a disproportionately large share of the decrease to borrowers not in the current ten largest, or

•	it were to advance large new loans and/or guarantees to one of the next group of borrowers below the ten largest.
•	Loan loss allowance — Computation of the loan loss allowance is inherently based on subjective estimates. A loan write-off in excess of specific reserves for impaired borrowers or a large net loan write-off to a borrower that is currently performing would have a negative impact on the adequacy of the loan loss allowance and the net margin for the year due to an increased loan loss provision.

•	Adjusted leverage and adjusted debt to equity ratios — Maintenance of adjusted leverage and debt to equity ratios within a reasonable range of the current levels is important in relation to the Company’s ability to access the capital markets. A significant increase in the adjusted leverage or debt to equity ratios could impair the Company’s ability to access the capital markets and its ability to access the revolving lines of credit. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of adjusted ratios.

•	Tax exemption — Legislation that removes or imposes new conditions on the federal tax exemption for 501(c)(4) social welfare corporations could have a negative impact on the Company’s net margins. The Company’s continued exemption depends on it conducting its business in accordance with its exemption from the Internal Revenue Service.

•	Derivative accounting — The required accounting for derivative financial instruments has caused increased volatility in the Company’s reported financial results. In addition, a standard market does not exist for derivative instruments, therefore the fair value of derivatives reported in the Company’s financial statements is based on quotes obtained from counterparties. The market quotes provided by counterparties do not represent offers to trade at the quoted price.

•	Foreign currency — The required accounting for foreign denominated debt has caused increased volatility in the Company’s financial results. The Company is required to adjust the value of the foreign denominated debt on its consolidated balance sheets at each reporting date based on the then current foreign exchange rate.

•	Rating triggers — The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. The Company’s rating triggers are based on its senior unsecured credit rating from Standard & Poor’s Corporation and Moody’s Investors Service (see chart on page 49). At May 31, 2005, there are rating triggers associated with $10,625 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company’s rating from Moody’s Investors Service falls to Baa1 or the Company’s rating from Standard & Poor’s Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,125 million. If the Company’s rating from Moody’s Investors Service falls below Baa1 or the Company’s rating from Standard & Poor’s Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,500 million. Based on the fair market value of its interest rate, cross currency and cross currency interest rate exchange agreements at May 31, 2005, the Company may be required to make a payment of up to $3 million if its senior unsecured ratings declined to Baa1 or BBB+, and up to $45 million if its senior unsecured ratings declined below Baa1 or BBB+. In calculating the required payments, the Company only considered agreements in which it would have been required to make a payment upon termination.

•	Calculated impairment — The Company calculates loan impairments per the requirements of Statement of Financial Accounting Standards (“SFAS”) 114, Accounting by Creditors for Impairment of a Loan — an Amendment of SFAS 5 and SFAS 15, as amended. This pronouncement states that the impairment is calculated based on a comparison of the present value of the expected future cash flows discounted at the original interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. The interest rate in the original loan agreements between the Company and its borrowers may be a blend of the long-term fixed rate for various maturity periods, the long-term variable and line of credit interest rate. The Company periodically adjusts the long-term variable and line of credit interest rates to reflect the cost of variable rate and short-term debt. Thus, the original contract rate (weighted average of interest rates on all of the original loans to the borrower), will change as the Company adjusts its long-term variable and line of credit interest rates. The Company’s calculated impairment on non-performing and restructured loans will increase as the Company’s long-term variable and line of credit interest rates increase. Currently, an increase of 25 basis points to the Company’s variable interest rates would result in an increase of $10 million to the calculated impairment.
•	Deficiency of fixed charges — For the year ended May 31, 2004, CFC’s net loss prior to the cumulative effect of change in accounting principle reported on the consolidated statement of operations as required under GAAP totaled $200 million and was not sufficient to cover fixed charges.
Overview
CFC was formed in 1969 by the rural electric cooperatives to provide them with a source of financing to supplement the loan program of the Rural Utilities Service (“RUS”). CFC was organized as a cooperative in which each member (other than associates) receives one vote. Under CFC’s bylaws, the board of directors is composed of 23 individuals, 20 of whom must be either general managers or directors of member systems, two of whom are designated by the National Rural Electric Cooperative Association and one at-large position who must satisfy the requirements of an audit committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 and must be elected from the general membership. The at-large position is to be filled at the discretion of the board and currently is not filled. CFC was granted tax-exempt status under Section 501(c)(4) of the Internal Revenue Code.
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
The Company implemented Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 effective June 1, 2003, which resulted in the consolidation of two variable interest entities, RTFC and NCSC. CFC is the primary beneficiary of RTFC and NCSC as a result of its exposure to absorbing a majority of the expected losses. Neither company was consolidated with CFC prior to June 1, 2003 and the implementation of FIN 46(R) since CFC has no direct financial ownership interest in either company.
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
The Company’s primary objective as a cooperative is to provide its members with the lowest possible loan and guarantee rates while maintaining sound financial results required to obtain high credit ratings on its debt instruments. Therefore, the Company marks up its funding costs only to the extent necessary to cover its operating expenses, a provision for loan losses and to provide a margin sufficient to preserve interest coverage in light of the Company’s financing objectives.
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
The Company’s performance is closely tied to the performance of its member rural electric and telecommunications systems due to the near 100% concentration of its loan and guarantee portfolio in those industries.
Critical Accounting Policies
Allowance for Loan Losses
At May 31, 2005 and 2004, the Company had a loan loss allowance that totaled $590 million and $574 million, representing 3.11% and 2.80% of total loans outstanding, respectively. Generally accepted accounting principles require loans receivable to be reported on the consolidated balance sheets at net realizable value. The net realizable value is the total principal amount of loans outstanding less an estimate of the expected losses inherent in the portfolio. The Company calculates its loss allowance on a quarterly basis. The loan loss analysis segments the portfolio into three categories: impaired, high risk and general portfolio. There are significant subjective assumptions and estimates used in calculating the amount of the loss allowance required by each of the three categories. Different assumptions and estimates could also be reasonable. Changes in these assumptions and estimates could have a material impact on the Company’s financial statements.
Impaired Exposure
The Company calculates impairment on certain loans in accordance with SFAS 114 and SFAS 118. SFAS 114 states that a loan is impaired when a creditor does not expect to collect all principal and interest due under the original terms of the loan. The Company reviews its portfolio to identify impairments on a quarterly basis. Factors considered in determining an impairment include, but are not limited to: the review of the borrower’s audited financial statements and interim financial statements if available, the borrower’s payment history, communication with the borrower, economic conditions in the borrower’s service territory, pending legal action involving the borrower, restructure agreements between the borrower and the Company, and estimates of the value of the borrower’s assets that have been pledged as collateral to secure the Company’s loans. The Company calculates the impairment by comparing the future estimated cash flow, discounted at the original loan interest rate, against its current investment in the receivable. If the current investment in the receivable is greater than the net present value of the future payments discounted at the original contractual interest rate, the impairment is equal to that difference. If it is not possible to estimate the future cash flow associated with a loan, then the impairment calculation is based on the value of the collateral pledged as security for the loan. At May 31, 2005 and 2004, the Company had a total of $404 million and $233 million reserved specifically against impaired exposure totaling $1,208 million and $959 million, respectively, representing 33% and 24% of the total impaired loan exposure. The $404 million and $233 million specific reserves represented 68% and 41% of the total loan loss allowance at May 31, 2005 and 2004, respectively. The calculated impairment at May 31, 2005 was higher than at May 31, 2004 due to the increase in loan exposure classified as impaired and higher interest rates on variable rate loans, offset by payments received on impaired loans. The original contract rate on a portion of the impaired loans at May 31, 2005 will vary with the changes in the Company’s variable interest rates. Based on the current balance of impaired loans at May 31, 2005, a 25 basis point increase or decrease to the Company’s variable interest rates would result in an increase or decrease, respectively, of approximately $10 million to the calculated impairment irrespective of a change in the credit fundamentals of the impaired borrower.
In calculating the impairment on a loan, the estimates of the expected future cash flow or collateral value are the key estimates made by management. Changes in the estimated future cash flow or collateral value would impact the amount of the calculated impairment. The change in cash flow required to make the change in the calculated impairment material will be different for each borrower and depend on the period covered, the original contract interest rate and the amount of the loan outstanding. Estimates are not used to determine the Company’s investment in the receivables or the discount rate since, in all cases, they are the loan balance outstanding at the reporting date and the original loan interest rate.
High Risk Exposure
Loan exposures considered to be high risk represent exposure in which the borrower has had a history of late payments, the borrower’s financial results do not satisfy loan financial covenants, the borrower has contacted the Company to discuss pending financial difficulties or for some other reason the Company believes that the borrower’s financial results could deteriorate resulting in an elevated potential for loss. The Company’s corporate credit committee is responsible for determining which loans should be classified as high risk and the level of reserve required for each borrower. The committee meets at least quarterly to review all loan facilities with an internal risk rating above a certain level. Once it is determined that exposure to a borrower should be classified as high risk, the committee sets the required reserve level based on the facts and circumstances for each borrower, such as the borrower’s financial condition, payment history, the Company’s estimate of the collateral value, pending litigation, if any, and other factors. This is an objective and subjective exercise in which the committee uses the available information to make its best estimate as to the level of loss allowance required. At any reporting date the reserve required could vary significantly depending on the facts and circumstances, which could include, but are not limited to: changes in collateral value, deterioration in financial condition, the borrower declaring bankruptcy, payment default on the Company’s loans and other factors. The borrowers in the high risk category will generally either move to the impaired category or back to the general portfolio within a period of 12 to 24 months. At May 31, 2005 and 2004, the Company had reserved $12 million and $109 million against the $68 million and $607 million of exposure classified as high risk, representing coverage of 18% at both dates. The $12 million and $109 million reserve for loans in the high risk category represents 2% and 19%, respectively, of the total loan loss allowance at May 31, 2005 and 2004.
General Portfolio
In fiscal year 2003, the Company made refinements to the methodology used to determine the required loan loss allowance for the general portfolio. The refinements include the use of the improved internal risk rating system, historical default data on corporate bonds and the Company specific loss recovery data. The Company uses the following factors to determine the level of the loan loss allowance for the general portfolio category:
•	Internal risk ratings — the Company maintains risk ratings for each credit facility outstanding to its borrowers. The ratings are updated at least annually and are based on the following:
°	General financial condition of the borrower.

°	The Company’s internal estimated value of the collateral securing its loans.

°	The Company’s internal evaluation of the borrower’s management.

°	The Company’s internal evaluation of the borrower’s competitive position within its service territory.

°	The Company’s estimate of potential impact of proposed regulation and litigation.

°	Other factors specific to individual borrowers or classes of borrowers.
•	Standard corporate default table — The table provides expected default rates based on rating level and the remaining maturity of the bond. The Company uses the standard default table for all corporate bonds provided by Standard and Poor’s Corporation to assist in estimating its reserve levels.

•	Recovery rates — Estimated recovery rates based on historical experience of loan balance at the time of default compared to the total loss on the loan to date.

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
In addition to the general portfolio reserve requirement as calculated above, the Company maintains an additional reserve for borrowers with a total exposure in excess of 1.5% of its total loans and guarantees outstanding. The additional reserve is based on the amount of exposure in excess of 1.5% of the Company’s total exposure and the borrower’s internal risk rating. At May 31, 2005 and 2004, respectively, the Company had a reserve of $7 million and $19 million based on the additional risk related to large exposures.
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
In fiscal years 2005, 2004 and 2003, CFC made provisions to the loan loss reserve totaling $16 million, $55 million and $43 million, respectively. The important factors affecting the provision for each year are listed below:
•	Fiscal year 2005 provision of $16 million resulted primarily from the following factors:
°	Increase to the calculated impairment of $171 million due to an increase of $249 million to impaired loans outstanding because of the deteriorating financial condition and ongoing litigation of one borrower which moved from high risk to impaired and the impact of higher interest rates on variable rate loans in fiscal year 2005 offset by repayments from another borrower.

°	Decrease of $97 million to the required high risk reserve primarily due to one borrower which moved from high risk to impaired due to ongoing litigation.

°	A decrease of $58 million to the required general reserve due to a 6% reduction in the weighted aver age risk rating for all loans in the general portfolio, a decrease of $12 million required for large exposures and a decrease in allowance as a result of a $1,223 million decrease to loans outstanding in the general portfolio.

°	Net write-offs during fiscal year 2005 were less than $1 million.
•	Fiscal year 2004 provision of $55 million resulted from the following factors:
°	Increase to the calculated impairment of $69 million due to an increase of $330 million to impaired loans outstanding because of the deteriorating financial condition of one borrower which moved from high risk to impaired in fiscal year 2004 offset by repayments from another borrower and the impact of lower interest rates on variable rate loans.

°	Increase of $22 million to the required high risk reserve due to legal action involving one high risk borrower and to a refinement in process to set a minimum reserve for high risk borrowers.

°	A decrease of $28 million to the required general reserve due to a 9% reduction in the weighted average risk rating for all loans in the general portfolio and a decrease of $6 million required for large exposures offset by an increase in allowance as a result of a $942 million increase to loans outstanding in the general portfolio.

°	Net recoveries of $2 million.
•	Fiscal year 2003 provision of $43 million resulted from the following factors:
°	Impaired exposure decreased by $924 million and calculated impairment decreased by $38 million. Calculated impairment was impacted by decreases to CFC variable interest rates and reductions in total impaired exposure.

°	High risk exposure decreased by $74 million and the CFC corporate credit committee determined, based on facts and circumstances at that time, that a 10% reserve was required on the high risk exposure compared to a 5% reserve in 2002 which results in a net increase of $40 million to the reserve allocated to the high risk category.

°	General portfolio exposure increased by $411 million and the refinement of the allowance methodology resulted in an increase to the reserve of $31 million.

°	Net write-offs of $10 million during fiscal year 2003.
Senior management reviews and discusses the estimates and assumptions used in the calculations of the loan loss allowance for impaired loans, high risk loans and loans covered by the general portfolio, including large exposures related to single obligors, on a quarterly basis. Senior management discusses estimates with the board of directors and audit committee and reviews all loan loss related disclosures included in the Company’s Form 10-Qs and Form 10-Ks filed with the Securities and Exchange Commission (“SEC”).

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
As a result of applying SFAS 133, the Company has recorded derivative assets of $585 million and $577 million and derivative liabilities of $78 million and $130 million at May 31, 2005 and 2004, respectively. From inception to date, accumulated other comprehensive income related to derivatives was $16 million and $(12) million as of May 31, 2005 and 2004, respectively.
The impact of derivatives on the Company’s consolidated and combined statements of operations for the years ended May 31, 2005, 2004 and 2003 was a gain of $81 million, a loss of $128 million and a gain of $872 million, respectively. The change in the fair value of derivatives for the years ended May 31, 2005, 2004 and 2003 was a gain of $26 million, a loss of $229 million and a gain of $757 million, respectively, recorded in the Company’s derivative forward value. For the years ended May 31, 2005, 2004 and 2003, the derivative forward value also includes amortization totaling zero, $1 million and $(3) million, respectively, related to the long-term debt valuation allowance and $16 million (including $4 million related to the early termination of interest rate exchange agreements), $17 million and $22 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. In addition, income totaling $55 million, $101 million and $115 million was recorded for net cash settlements received by the Company during the years ended May 31, 2005, 2004 and 2003, respectively, of which $63 million, $110 million and $123 million, respectively, relate to interest rate and cross currency interest rate exchange agreements that do not qualify for hedge accounting under SFAS 133 and were recorded in derivative cash settlements. The remaining expense of $8 million, $9 million and $8 million, respectively, relate to interest rate and cross currency interest rate exchange agreements that do qualify for hedge accounting under SFAS 133 and were recorded in cost of funds.
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
Cash settlements that the Company pays and receives for derivative instruments that do not qualify for hedge accounting are recorded in the cash settlements line in the consolidated and combined statements of operations. A 25 to 50 basis point increase to the 30-day composite commercial paper index, the three-month LIBOR rate and the six-month LIBOR rate would not have a significant impact on the Company’s total cash settlements due to the composition of the portfolio at May 31, 2005. The Company’s interest rate exchange agreements at May 31, 2005 include $6,643 million notional amount, or 49% of the total interest rate exchange agreements in which the Company pays a fixed interest rate and receives a variable interest rate. For the remaining $7,050 million notional amount, or 51% of the total interest rate exchange agreements at May 31, 2005, the Company pays a variable interest rate and receives a fixed interest rate. As a result, the impact of an increase in interest rates for interest rate exchange agreements in which the Company pays a variable rate would be offset by the impact of the increase in interest rates for interest rate exchange agreements in which the Company receives a variable rate.

The majority of the Company’s derivatives do not qualify for hedge accounting. To qualify for hedge accounting, there must be a high correlation between the pay leg of the interest rate exchange agreement and the asset being hedged or between the receive leg of the interest rate exchange agreement and the liability being hedged. A large portion of the Company’s interest rate exchange agreements use a 30-day composite commercial paper index as the receive leg, which would have to be highly correlated to the Company’s own commercial paper rates to qualify for hedge accounting. The Company sells commercial paper to its members as well as to investors in the capital markets. The Company sets its commercial paper rates daily based on its cash requirements. The correlation between the Company’s commercial paper rates and the 30-day composite commercial paper index has not been consistently high enough to qualify for hedge accounting.
The Company does not plan to adjust its practice of using the 30-day composite commercial paper or a LIBOR index as the receive portion of its interest rate exchange agreements. The Company sets the variable interest rates on its loans based on the cost of its short-term debt, which is comprised of long-term debt due within one year and commercial paper. The Company believes that it is properly hedging its gross margin on loans by using the 30-day composite commercial paper or LIBOR index, which are the rates that are most closely related to the rates it charges on its own commercial paper. During certain periods, the correlation between the LIBOR rates or the 30-day composite commercial paper rate and the Company’s 90-day and 30-day commercial paper rate has been higher than the required 90% to qualify for hedge accounting. However, the correlation is not consistently above the 90% threshold, therefore the interest rate exchange agreements that use the three-month LIBOR rate or 30-day composite commercial paper rate do not qualify for hedge accounting. For the purposes of its own analysis, the Company believes that the correlation is sufficiently high to consider these agreements effective economic hedges.
Margin Analysis
The Company uses an interest expense coverage ratio (or TIER) instead of the dollar amount of gross or net margin as its primary performance indicator, since its net margin in dollar terms is subject to fluctuation as interest rates change. Management has established a 1.10 adjusted TIER as its minimum operating objective. TIER is a measure of the Company’s ability to cover the interest expense on its debt obligations. TIER is calculated by dividing the cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds. TIER for the years ended May 31, 2005 and 2003 was 1.13 and 1.69, respectively. For the year ended May 31, 2004, the Company reported a net loss prior to the cumulative effect of change in accounting principle of $200 million, thus the TIER calculation results in a value below 1.00.
The Company also calculates an adjusted TIER to exclude the derivative forward value and foreign currency adjustments from net margin, to add back minority interest to net margin and to include the derivative cash settlements in the cost of funds. Adjusted TIER for the years ended May 31, 2005, 2004 and 2003 was 1.14, 1.12 and 1.17, respectively. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments the Company makes in its TIER calculation to exclude the impact of derivatives required by SFAS 133 and SFAS 52.
Fiscal Year 2005 versus 2004 Results
The following chart presents the results for the year ended May 31, 2005 versus May 31, 2004.

	For the year ended May 31,
			Increase/
(Dollar amounts in millions)	2005	2004	(Decrease)
Operating income	$1,026	$1,007	$19
Cost of funds	(922)	(925)	3

Gross margin	104	82	22
Operating expenses:
General and administrative expenses	(49)	(47)	(2)
Rental and other income	6	6	—
Provision for loan losses	(16)	(55)	39
Recovery of guarantee losses	3	1	2

Total operating expenses	(56)	(95)	39
Results of operations of foreclosed assets	13	13	—
Impairment loss on foreclosed assets	—	(11)	11

Total gain on foreclosed assets	13	2	11

Derivative and foreign currency adjustments:
Derivative cash settlements	63	110	(47)
Derivative forward value	26	(229)	255
Foreign currency adjustments	(23)	(65)	42

Total gain (loss) on derivative and foreign currency adjustments	66	(184)	250

Operating margin (loss)	127	(195)	322
Income tax expense	(2)	(3)	1
Minority interest — RTFC and NCSC net margin	(2)	(2)	—
Cumulative effect of change in accounting principle	—	22	(22)

Net margin (loss)	$123	$(178)	$301

TIER(1)	1.13	—

Adjusted TIER(2)	1.14	1.12

(1)	For the year ended May 31, 2004, the Company reported a net loss prior to the cumulative effect of change in accounting principle of $200 million, thus the TIER calculation results in a value below 1.00.

(2)	Adjusted to exclude the impact of the derivative forward value, foreign currency adjustments and minority interest from net margin and to include the derivative cash settlements in the cost of funds. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.
The following table provides a breakout of the change to operating income, cost of funds and gross margin due to changes in loan volume versus changes to interest rates for the years ended May 31, 2005 and 2004.

Volume Rate Variance Table
(Dollar amounts in millions)

	For the year ended May 31,
	2005			2004			Change due to
	Average			Average
	Loan	Income/		Loan	Income/
	Balance	(Cost)	Rate	Balance	(Cost)	Rate	Volume(1)	Rate(2)	Total
Operating Income
CFC(3)	$15,494	$772	4.99%	$14,982	$673	4.49%	$23	$76	$99
RTFC	3,863	226	5.84%	4,809	306	6.37%	(60)	(20)	(80)
NCSC	481	28	5.77%	541	28	5.11%	(3)	3	—

Total	$19,838	$1,026	5.17%	$20,332	$1,007	4.95%	$(40)	$59	$19

Cost of funds
CFC	$15,494	$(682)	(4.41%)	$14,982	$(607)	(4.06%)	$(21)	$(54)	$(75)
RTFC	3,863	(221)	(5.71%)	4,809	(300)	(6.24%)	59	20	79
NCSC	481	(19)	(3.90%)	541	(18)	(3.26%)	2	(3)	(1)

Total	$19,838	$(922)	(4.65%)	$20,332	$(925)	(4.55%)	$40	$(37)	$3

Gross Margin
CFC	$15,494	$90	0.58%	$14,982	$66	0.44%	$2	$22	$24
RTFC	3,863	5	0.14%	4,809	6	0.13%	(1)	—	(1)
NCSC	481	9	1.87%	541	10	1.86%	(1)	—	(1)

Total	$19,838	$104	0.52%	$20,332	$82	0.40%	$—	$22	$22

Derivative Cash Settlements (3)
CFC	$15,103	$65	0.43%	$16,616	$114	0.68%	$(10)	$(38)	$(48)
NCSC	71	(2)	(3.11%)	83	(4)	(4.38%)	—	1	1

Total	$15,174	$63	0.42%	$16,699	$110	0.66%	$(10)	$(37)	$(47)

Adjusted Cost of Funds
Total	$19,838	$(859)	(4.33%)	$20,332	$(815)	(4.01%)

(1)	Variance due to volume is calculated using the following formula: ((current average balance — prior year average balance) x prior year rate).

(2)	Variance due to rate is calculated using the following formula: ((current rate — prior year rate) x current average balance).

(3)	For derivative cash settlements, average loan balance represents the average notional amount of derivative contracts outstanding and the rate represents the net difference between the average rate paid and the average rate received for cash settlements during the period.
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

The $36 million of make-whole fees were recorded at CFC during fiscal year 2005. CFC’s operating income for fiscal year 2005 excluding the $36 million of make-whole fees was $736 million with an average yield of 4.76% representing a decrease of $63 million from the prior year. The impact of non-accrual loans at CFC was a decrease in operating income of $27 million for fiscal year 2005, compared to a decrease of $23 million for the prior year. The impact of non-accrual loans on RTFC operating income was a decrease of $24 million for fiscal year 2005, compared to no reduction in the prior year.
Cost of Funds
The total cost of funding for the year ended May 31, 2005 was $922 million compared to $925 million for the prior year. However, there were offsetting changes to the cost of funds due to the increase to interest rates in the markets and to a lower loan volume. The adjusted cost of funds, which includes the derivative cash settlements, for fiscal year 2005 increased by $44 million compared to the prior year. See “Non-GAAP Financial Measures” for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds. The Company recorded $63 million of derivative cash settlements for fiscal year 2005, which included the receipt of $85 million of settlement payments from its counterparties less $22 million paid to counterparties for the termination of interest rate exchange agreements used as funding for the loans that were prepaid during the year. Adjusted cost of funds for fiscal year 2005 excluding the $22 million of termination fees was $837 million with an average cost of funding of 4.22% representing an increase of $25 million compared to the prior year. The cost of funds for the year ended May 31, 2005 and 2004 includes expense totaling $8 million and $9 million, respectively, for net cash settlements related to exchange agreements that qualify as effective hedges.
Gross Margin
The Company’s gross margin for the year ended May 31, 2005 increased due to the receipt of $36 million of make-whole fees related to loan prepayments offset by an increase to the cost of funding in excess of the increase to interest rates on loans to members. The adjusted gross margin, which includes the cash settlements, for the year ended May 31, 2005 was $167 million, a decrease of $25 million from the prior year. See “Non-GAAP Financial Measures” for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The adjusted gross margin excluding the $14 million of make-whole fees in excess of termination fees for fiscal year 2005 was $153 million, a decrease of $39 million. The adjusted gross margin yield, excluding the $14 million of make-whole fees in excess of termination fees was 0.77%, a decrease of 17 basis points from the prior year.
Operating Expenses
General and administrative expenses for the year ended May 31, 2005 were $49 million compared to $47 million for the year ended May 31, 2004. General and administrative expenses represented 25 basis points of average loan volume for the year ended May 31, 2005, an increase of 2 basis point as compared to 23 basis points for the prior year period.
The loan loss provision of $16 million for the year ended May 31, 2004 represented a decrease of $39 million from the provision of $55 million for the prior year period. The Company’s loan loss provision of $16 million at May 31, 2005 was due to an increase in the calculated impairments of $171 million offset by a decrease of $97 million for high-risk loans and a reduction of $58 million to the allowance for all other loans. The increase to the calculated impairments was due to both an increase in the principal balance of loans classified as impaired and to an increase in the variable interest rates at May 31, 2005 as compared to the prior year. The decrease to the allowance for high risk loans was due to one borrower which moved from high risk to impaired due to ongoing litigation. The reduction to the allowance for all other loans was primarily due to a significant reduction in the balance of loans outstanding at May 31, 2005 as compared to the prior year. The $16 million loan loss provision was recorded at CFC during the year ended May 31, 2005. Under an agreement with RTFC and NCSC, CFC will reimburse both companies for loan losses, with the exception of the NCSC consumer loan and grant programs. There was no loan loss provision required at NCSC during the year ended May 31, 2005. The NCSC loan loss allowance decreased by approximately $1 million due to a decrease in the principal balance of NCSC consumer loans.
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
Derivative Forward Value
During the year ended May 31, 2005, derivative forward value increased $255 million compared to the prior year period. The increase in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the years ended May 31, 2005 and 2004 also includes amortization of $16 million and $17 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. This adjustment will be amortized into earnings over the remaining life of the related derivative contracts.
The Company is required to record the fair value of derivatives on its consolidated balance sheets with changes in the fair value of derivatives that do not qualify for hedge accounting recorded in the consolidated and combined statements of operations as a current period gain or loss. This change in fair value is recorded as the derivative forward value on the consolidated and combined statements of operations. The derivative forward value does not represent a current period cash inflow or outflow, but represents the net present value of the estimated future cash settlements, which are based on the estimate of future interest rates over the remaining life of the derivative contract. The expected future interest rates change often, causing significant changes in the recorded fair value of derivatives and volatility in the reported estimated gain or loss on derivatives in the consolidated and combined statements of operations. Recording the forward value of derivatives results in recording only a portion of the impact on the Company’s operations due to future changes in interest rates. Under GAAP, the Company is required to recognize changes in the fair value of its derivatives as a result of expected changes in future interest rates, but there are no provisions for recording changes in the fair value of its loans or debt outstanding as a result of expected changes in future interest rates. As a finance company, the Company passes on its cost of funding through interest rates on loans to members. The Company has demonstrated the ability to pass on its cost of funding to its members through its ability to consistently earn an adjusted TIER in excess of the minimum 1.10 target. The Company has earned an adjusted TIER in excess of 1.10 in every year since 1981. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of adjusted ratios.
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
Operating Margin (Loss)
Operating margin for the year ended May 31, 2005 was $127 million, compared to a loss of $195 million for the prior year period. The significant increase in the operating margin for the year ended May 31, 2005 compared to the prior year period was primarily due to the $255 million increase in the estimated fair value of derivatives. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the year ended May 31, 2005 was $124 million, compared to $99 million for the prior year period. See “Non-GAAP Financial Measures” for further explanation of the adjustment the Company makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin. The adjusted operating margin increased due to the $39 million decrease in the provision for loan losses and the $11 million increase in the gain on foreclosed assets offset by the $25 million decrease in adjusted gross margin. The adjusted operating margin for the year ended May 31, 2005 excluding the net gain of $14 million as a result of loan prepayments and swap terminations was $110 million, an increase of $11 million from the prior year period.
Cumulative Effect of Change in Accounting Principle
As a result of the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003, CFC consolidated the financial results of NCSC and RTFC. The Company recorded a cumulative effect of change in accounting principle gain of $22 million on the consolidated statement of operations for the year ended May 31, 2004.

Net Margin (Loss)
Net margin for the year ended May 31, 2005 was $123 million, an increase of $301 million compared to a net loss of $178 million for the prior year period. The net margin for the year ended May 31, 2005 and the significant increase from the prior year period was primarily due to the $255 million increase in the estimated fair value of derivatives. The adjusted net margin, which excludes the impact of the derivative forward value, foreign currency adjustments and cumulative effect of change in accounting principle and adds back minority interest, was $122 million and $96 million for the year ended May 31, 2005 and 2004, respectively. See “Non-GAAP Financial Measures” for further explanation of the adjustments the Company makes in its financial analysis to net margin (loss). The adjusted net margin for the year ended May 31, 2005 excluding the net gain of $14 million as a result of loan prepayments and swap terminations was $108 million, an increase of $12 million from the prior year period.
Fiscal Year 2004 versus 2003 Results
The following chart details the results for the year ended May 31, 2004 versus May 31, 2003.

	For the year ended May 31,		Increase/
(Dollar amounts in millions)	2004	2003	(Decrease)
Operating income	$1,007	$1,071	$(64)
Cost of funds	(925)	(940)	15

Gross margin	82	131	(49)
Operating expenses:
General and administrative expenses	(47)	(44)	(3)
Rental and other income	6	6	—
Provision for loan losses	(55)	(43)	(12)
Recovery of (provision for) guarantee losses	1	(25)	26

Total operating expenses	(95)	(106)	11

Results of operations of foreclosed assets	13	10	3
Impairment gain (loss) on foreclosed assets	(11)	(20)	9

Total gain (loss) on foreclosed assets	2	(10)	12

Derivative cash settlements	110	123	(13)
Derivative forward value	(229)	757	(986)
Foreign currency adjustments	(65)	(243)	178

Total (loss) gain on derivative and foreign currency adjustments	(184)	637	(821)

Operating (loss) margin	(195)	652	(847)
Income tax expense	(3)	—	(3)
Minority interest — RTFC and NCSC net margin	(2)	—	(2)
Cumulative effect of change in accounting principle	22	—	22

Net (loss) margin	$(178)	$652	$(830)

TIER(1)	—	1.69

Adjusted TIER(2)	1.12	1.17

(1)	For the year ended May 31, 2004, the Company reported a net loss prior to the cumulative effect of change in accounting principle of $200 million, thus the TIER calculation results in a value below 1.00.

(2)	Adjusted to exclude the impact of the derivative forward value, foreign currency adjustments and minority interest from net margin and include the derivative cash settlements in the cost of funds. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.

The following table provides a breakout of the change to operating income, cost of funds and gross margin due to changes in loan volume versus changes to interest rates for the years ended May 31, 2004 and 2003.
Volume Rate Variance Table
(Dollar amounts in millions)

	For the years ended May 31,
	2004			2003			Change due to
	Average			Average
	Loan	Income/		Loan	Income/
	Balance	(Cost)	Rate	Balance	(Cost)	Rate	Volume (1)	Rate (2)	Total
Operating Income
CFC	$14,982	$673	4.49%	$14,876	$726	4.88%	$5	$(58)	$(53)
RTFC	4,809	306	6.37%	4,970	345	6.93%	(11)	(28)	(39)
NCSC	541	28	5.11%	—	—	—	28	—	28

Total	$20,332	$1,007	4.95%	$19,846	$1,071	5.40%	$22	$(86)	$(64)

Cost of Funds
CFC	$14,982	$(607)	(4.06%)	$14,876	$(602)	(4.05%)	$(4)	$(1)	$(5)
RTFC	4,809	(300)	(6.24%)	4,970	(338)	(6.79%)	11	27	38
NCSC	541	(18)	(3.26%)	—	—	—	(18)	—	(18)

Total	$20,332	$(925)	(4.55%)	$19,846	$(940)	(4.74%)	$(11)	$26	$15

Gross Margin
CFC	$14,982	$66	0.44%	$14,876	$124	0.84%	$1	$(59)	$(58)
RTFC	4,809	6	0.13%	4,970	7	0.14%	—	(1)	(1)
NCSC	541	10	1.86%	—	—	—	10	—	10

Total	$20,332	$82	0.40%	$19,846	$131	0.66%	$11	$(60)	$(49)

Derivative Cash Settlements (3)
CFC	$16,616	$114	0.68%	$14,934	$123	0.82%	$14	$(23)	$(9)
NCSC	83	(4)	(4.38%)	—	—	—	(4)	—	(4)

Total	$16,699	$110	0.66%	$14,934	$123	0.82%	$10	$(23)	$(13)

Adjusted Cost of Funds
Total	$20,332	$(815)	(4.01%)	$19,846	$(817)	(4.11%)

(1)	Variance due to volume is calculated using the following formula: ((current average balance — prior year average balance) x prior year rate).

(2)	Variance due to rate is calculated using the following formula: ((current rate — prior year rate) x current average balance).

(3)	For derivative cash settlements, average loan balance represents the average notional amount of derivative contracts outstanding and the rate represents the net difference between the average rate paid and the average rate received for cash settlements during the period.
Operating Income
Operating income for fiscal year 2004 represented a decrease of $64 million as compared to the prior year due to lower yield on average loans outstanding offset by higher average loan volume. The average yield on total loans decreased as a result of reductions to the Company’s long-term variable and line of credit interest rates during the year ended May 31, 2004. During the year ended May 31, 2004, the Company reduced its variable interest rates by 65 basis points to 110 basis points, depending on the loan program. The decreases to the Company’s interest rates were based on its decision to lower the gross margin yield it was charging its members.
Cost of Funds
The decrease in cost of funds of $15 million for the year ended May 31, 2004 compared to the prior year period was due to a reduction to interest rates in the markets offset by an increase in loan volume as compared to the prior year. Cost of funds for the years ended May 31, 2004 and 2003 includes $9 million and $8 million of expense, respectively, for net cash settlements related to exchange agreements that qualify as effective hedges. The Company’s average adjusted cost of funding, which includes derivative cash settlements, for the year ended May 31, 2004 was approximately the same as the prior year. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.
Gross Margin
The gross margin spread earned on loans for the year ended May 31, 2004 decreased as a result of the Company’s decision to lower interest rates on its loans to members by more than the reduction in the rates it paid on its debt funding. The adjusted gross margin spread earned on loans for the year ended May 31, 2004, which includes derivative cash settlements, was $192 million compared to $254 million for the prior year. See “Non-GAAP Financial Measures” for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin.

By reducing the gross margin yield, CFC is effectively giving its members an immediate return of patronage capital rather than collecting the higher gross margin yield during the year and returning it at year end and in subsequent years. This is consistent with CFC’s goal as a not-for-profit, member-owned, finance cooperative, to provide its members with the lowest cost financial services.
Operating Expenses
General and administrative expenses for the year ended May 31, 2004 were $47 million compared to $44 million for the year ended May 31, 2003. General and administrative expenses represented 23 basis points of average loan volume for the year ended May 31, 2004, an increase of one basis point as compared to 22 basis points for the prior year period.
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
The Company reported a $1 million recovery in the provision for guarantee losses for the year ended May 31, 2004 representing a decrease of $26 million from the provision of $25 million recorded for the prior year period. The provision of $25 million for the year ended May 31, 2003 was due to a refinement of the process of estimating the guarantee liability to incorporate the improved internal risk rating system, standard corporate bond default tables and the Company’s estimated recovery rates. The total guarantee liability at May 31, 2004 has decreased from May 31, 2003 as a result of the consolidation of NCSC. At May 31, 2003, CFC had a total of $476 million of guarantees of NCSC debt obligations. As a result of the June 1, 2003 consolidation of NCSC, the guaranteed debt became debt of the consolidated company, which eliminated the guarantees. At May 31, 2004 and 2003, 97.8% and 99.7%, respectively, of guarantees were from CFC to its electric members.
Gain (Loss) on Foreclosed Assets
In October and December 2002, the Company received assets as a result of bankruptcy settlements. The Company records the results of operating these assets as the results of operations of foreclosed assets. The Company recorded net margin of $13 million from the operation of foreclosed assets for the year ended May 31, 2004 compared to $10 million for the year ended May 31, 2003. In addition, the Company recognized an impairment loss of $11 million to reflect the decrease in the fair value of certain foreclosed assets during the year ended May 31, 2004 compared to $20 million during the prior year. It is not management’s intent to hold and operate these assets, but to preserve the value for sale at the appropriate time. On October 27, 2003, the Company sold the Denton Telecom Partners d/b/a Advantex (telecommunication assets received as part of the CoServ bankruptcy settlement) for $31 million in cash. This sale terminates the Company’s responsibilities for all future operations of the telecommunications assets acquired in the bankruptcy settlement with CoServ.
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
The Company is required to record the fair value of derivatives on its consolidated balance sheets with changes in the fair value of derivatives that do not qualify for hedge accounting recorded in the consolidated and combined statements of operations as a current period gain or loss. This change in fair value is recorded as the derivative forward value on the consolidated and combined statements of operations. The derivative forward value does not represent a current period cash inflow or outflow to the Company, but represents the net present value of the estimated future cash settlements, which are based on the estimate of future interest rates over the remaining life of the derivative contract. The expected future interest rates change often, causing significant changes in the recorded fair value of the Company’s derivatives and volatility in the reported estimated gain or loss on derivatives in the consolidated and combined statements of operations. Recording the forward value of derivatives results in recording only a portion of the impact on the Company’s operations due to future changes in interest rates. Under GAAP, the Company is required to recognize changes in the fair value of its derivatives as a result of expected changes in future interest rates, but there are no provisions for recording changes in the fair value of its loans as a result of expected changes in future interest rates. As a finance company, the Company passes on its cost of funding through interest rates on loans to members. The Company has demonstrated the ability to pass on its cost of funding to its members by consistently earning an adjusted TIER in excess of the minimum 1.10 target. The Company has earned an adjusted TIER in excess of 1.10 in every year since 1981. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of adjusted ratios.
Foreign Currency Adjustments
The Company’s foreign currency adjustment increased $178 million for the year ended May 31, 2004 as compared to the year ended May 31, 2003 due to the change in currency exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar will cause the value of the Company’s outstanding foreign denominated debt to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated and combined statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.
Operating (Loss) Margin
Operating loss for the year ended May 31, 2004 was $195 million, compared to operating margin of $652 million for the prior year period. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the year ended May 31, 2004 was $99 million, compared to $138 million for the prior year period. See “Non-GAAP Financial Measures” for further explanation of the adjustment the Company makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin. The adjusted operating margin decreased due to the $62 million decrease in gross margin adjusted for cash settlements, the $3 million increase to general and administrative expenses and the $12 million increase to the provision for loan losses partially offset by the $26 million decrease to the provision for guarantee losses and the $12 million decrease to the results of operations and impairment loss on foreclosed assets.
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
Net (Loss) Margin
Net loss for the year ended May 31, 2004 was $178 million, a decrease of $830 million compared to a net margin of $652 million for the prior year period. The net loss for the year ended May 31, 2004 and the significant decrease from the prior year period are primarily due to the $986 million decrease in the estimated fair value of derivatives and the $49 million decrease to gross margin partly offset by the $178 million and $22 million increase in foreign currency adjustments and cumulative effect of change in accounting principle, respectively. The adjusted net margin, which excludes the impact of the derivative forward value, foreign currency adjustments, cumulative effect of change in accounting principle and adds back minority interest was $96 million, compared to $138 million for the prior year period. See “Non-GAAP Financial Measures” for further explanation of the adjustments the Company makes in its financial analysis to net (loss) margin.

Operating Results as a Percentage of Average Loans Outstanding
The following is a summary of the Company’s operating results as a percentage of average loans outstanding for the fiscal years ended May 31, 2005, 2004 and 2003.

	2005	2004	2003
Operating income	5.17%	4.95%	5.40%
Cost of funds	(4.65)%	(4.55)%	(4.74)%

Gross margin	0.52%	0.40%	0.66%
Operating expenses:
General and administrative expenses	(0.25)%	(0.23)%	(0.22)%
Rental and other income	0.03%	0.03%	0.03%
Provision for loan losses	(0.08)%	(0.27)%	(0.22)%
Recovery of (provision for) guarantee losses	0.02%	—	(0.12)%

Total operating expenses	(0.28)%	(0.47)%	(0.53)%
Results of operations of foreclosed assets	0.07%	0.06%	0.05%
Impairment loss on foreclosed assets	—	(0.05)%	(0.10)%

Total gain (loss) on foreclosed assets	0.07%	0.01%	(0.05)%
Derivative cash settlements	0.32%	0.54%	0.62%
Derivative forward value	0.13%	(1.12)%	3.81%
Foreign currency adjustments	(0.12)%	(0.32)%	(1.22)%

Total gain (loss) on derivative and foreign currency adjustments	0.33%	(0.90)%	3.21%

Operating margin (loss)	0.64%	(0.96)%	3.29%
Income tax expense	(0.01)%	(0.02)%	—
Minority interest — RTFC and NCSC net margin	(0.01)%	(0.01)%	—
Cumulative effect of change in accounting principle	—	0.11%	—

Net margin (loss)	0.62%	(0.88)%	3.29%

Adjusted gross margin(1)	0.84%	0.94%	1.28%

Adjusted operating margin(2)	0.63%	0.48%	0.70%

(1)	Adjusted to include derivative cash settlements in the cost of funds. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.

(2)	Adjusted to exclude derivative forward value and foreign currency adjustments from the operating margin (loss). See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.
Liquidity and Capital Resources
Assets
At May 31, 2005, the Company had $20,046 million in total assets, a decrease of $1,395 million, or 7%, from the balance of $21,441 million at May 31, 2004. Net loans outstanding to members totaled $18,382 million at May 31, 2005, a decrease of $1,533 million compared to a total of $19,915 million at May 31, 2004. Net loans represented 92% and 93% of total assets at May 31, 2005 and 2004, respectively. The remaining assets, $1,664 million and $1,526 million at May 31, 2005 and 2004, respectively, consisted of other assets to support the Company’s operations, primarily cash and cash equivalents, derivative assets and foreclosed assets. Included in assets at May 31, 2005 and 2004 is $585 million and $577 million, respectively, of derivative assets. Foreclosed assets of $141 million and $248 million at May 31, 2005 and 2004, respectively, relate to assets received from borrowers as part of bankruptcy and/or loan settlements. Foreclosed assets decreased by $107 million due to principal payments on the real estate note portfolio. Other than excess cash invested overnight, the Company does not generally use funds to invest in debt or equity securities.
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
Loan and Guarantee Portfolio Assessment
Portfolio Diversity
The Company provides credit products (loans, financial guarantees and letters of credit) to its members. The Company’s memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric and telecommunication organizations and associated affiliates.
The following chart summarizes loans and guarantees outstanding by segment at May 31, 2005, 2004 and 2003.

	Loans and Guarantees by Member Class
(Dollar amounts in millions)	2005		2004		2003
CFC:
Distribution	$12,771	64%	$12,597	58%	$11,488	54%
Power supply	3,707	18%	3,815	18%	3,922	18%
Statewide and associate	177	1%	246	1%	1,030	5%

CFC Total	16,655	83%	16,658	77%	16,440	77%
RTFC	2,992	15%	4,643	21%	4,948	23%
NCSC	483	2%	519	2%	—	—

Total	$20,130	100%	$21,820	100%	$21,388	100%

The following table summarizes the RTFC segment loans and guarantees outstanding as of May 31, 2005, 2004 and 2003.

(Dollar amounts in millions)	2005		2004		2003
Rural local exchange carriers	$2,358	79%	$3,615	78%	$3,831	77%
Wireless providers	211	7%	267	6%	335	7%
Cable television providers	169	6%	176	4%	185	4%
Long distance carriers	135	5%	340	7%	324	7%
Fiber optic network providers	67	2%	168	4%	191	4%
Competitive local exchange carriers	45	1%	62	1%	64	1%
Other	7	—	15	—	18	—

Total	$2,992	100%	$4,643	100%	$4,948	100%

The Company’s members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa, Guam and the U.S. Virgin Islands. At May 31, 2005, 2004 and 2003, loans and guarantees outstanding to members in any one state or territory did not exceed 16%, 17% and 17%, respectively, of total loans and guarantees outstanding.
Credit Concentration
The Company’s loan portfolio is widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and the U.S. Virgin Islands. At May 31, 2005 and 2004, loans outstanding to borrowers in any state or territory did not exceed 16% of total loans outstanding. In addition to the geographic diversity of the portfolio, the Company limits its exposure to any one borrower. At May 31, 2005 and 2004, the total exposure outstanding to any one borrower or controlled group did not exceed 3.0% of total loans and guarantees outstanding. At May 31, 2005, the ten largest borrowers included four distribution systems, three power supply systems and three telecommunications systems. At May 31, 2004, the ten largest borrowers included two distribution systems, three power supply systems and five telecommunications systems. At May 31, 2005 and 2004, the Company had the following amounts outstanding to its ten largest borrowers:

(Dollar amounts in millions)	2005	% of Total	2004	% of Total
Loans	$3,412	18%	$4,415	22%
Guarantees	227	20%	240	18%

Total credit exposure	$3,639	18%	$4,655	21%

Credit Limitation
CFC, RTFC and NCSC each have policies that limit the amount of credit that can be extended to borrowers. All three policies establish an amount of credit that may be extended to each borrower based on the Company’s internal risk rating system. The level of credit that may be extended is the same at CFC and RTFC. The amount of credit for each level of risk rating in the NCSC policy is significantly lower due to the difference in the size of NCSC’s balance sheet versus the balance sheets of CFC and RTFC and the types of businesses to which NCSC lends. The board of directors must approve new loan requests from a borrower with a total exposure or unsecured exposure in excess of the limits in the policy.
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
The Company’s credit limitation policy sets the limit on the total exposure and unsecured exposure to the borrower based on an assessment of the borrower’s risk profile.
Total exposure, as defined by the policy, includes the following:
•	loans outstanding, excluding loans guaranteed by RUS,

•	the Company’s guarantees of the borrower’s obligations,

•	unadvanced loan commitments, and

•	borrower guarantees to the Company of another borrower’s debt.
Security Provisions
Except when providing lines of credit and intermediate-term loans, the Company typically lends to its members on a senior secured basis. Long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. Guarantee reimbursement obligations are typically secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, borrowers are also required to set rates designed to achieve certain financial ratios. The Company’s unsecured loans and guarantees outstanding at May 31, 2005 and 2004 are summarized below.

	2005	% of Total	2004	% of Total
Loans	$1,516	8%	$1,439	7%
Guarantees	98	8%	122	9%

Total credit exposure	$1,614	8%	$1,561	7%

Portfolio Quality
A total of 64% of the Company’s total outstanding credit exposure at May 31, 2005 was to distribution systems. The distribution systems own the power lines and substations that are required to deliver electricity to consumers, both residential customers and business enterprises. Due to the significant capital investment, it is very unlikely that a competing electric company would build the infrastructure required to deliver power to the customers of CFC’s distribution system members. In states where CFC’s distribution systems may be required to provide access to their lines for other electric companies to deliver electricity, the distribution system will still be allowed to recover the cost of maintaining its system through the rates charged for use of the system by other power companies.
A total of 18% of the Company’s total outstanding credit exposure at May 31, 2005 was to power supply systems. Most CFC power supply borrowers sell the majority of their power under all-requirements power contracts to their member distribution systems. These contracts allow, subject to regulatory requirements and competitive constraints, for the recovery of all costs at the power supply level. Due to the contractual connection between the power supply and distribution systems, total combined system equity (power supply equity plus the equity at its affiliated distribution systems) has typically been maintained at the distribution level.
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
A total of 12% of the Company’s total outstanding credit exposure at May 31, 2005 was to rural local exchange carriers. Even with widespread competition in the telecommunications industry, there is very little competition in the territory served by the Company’s rural local exchange borrowers. The customers in these areas are primarily residential and small businesses, which have not been the focus of competition among exchange carriers.
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
At May 31, 2005, non-performing loans included $479 million to Innovative Communication Corporation (“ICC”). ICC is a diversified telecommunications company and RTFC borrower headquartered in St. Croix, USVI. Through its subsidiaries, ICC provides wireline local telephone service, long-distance telephone services, cable television service and/or wireless telephone service. A total of $553 million of loans to ICC were classified as performing at May 31, 2004.
On June 1, 2004, RTFC filed a lawsuit in the United States District Court for the Eastern District of Virginia against ICC for failure to comply with the terms of its loan agreement with RTFC, under which RTFC is demanding the full repayment of ICC’s total outstanding debt, including all principal, interest and fees. ICC has answered the complaint, denied that it is in default of the loan agreement, and asserted a counterclaim seeking the reformation of the loan agreement to conform to a 1989 settlement agreement among the Virgin Islands Public Services Commission, ICC’s predecessor, and RTFC, in a manner that ICC contended would relieve it of some of the defaults alleged in the amended complaint. By an order dated October 19, 2004, the Court granted ICC’s motion to transfer the loan default and guarantee actions to the District of the Virgin Islands.
ICC had been making the regular monthly debt service payments to RTFC in accordance with a stipulation agreement between the companies under which ICC may make the payments and RTFC may accept the payments without prejudice to either party’s rights, defenses or claims in the pending litigation. However, ICC did not make the January 31, 2005 debt service payment and did not make the required payment for a secured line of credit that matured on March 20, 2005. As a result of the payment defaults, RTFC classified all loans to ICC as non-performing and placed all loans on non-accrual status as of February 1, 2005. On March 31, 2005, ICC made a partial payment toward its outstanding loan balance with RTFC.
RTFC is the primary secured lender to ICC. RTFC’s collateral for the loans includes (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC, (ii) a direct pledge of 100% of the voting stock of ICC’s USVI local exchange carrier subsidiary, Virgin Islands Telephone Corporation d/b/a Innovative Telephone (“Vitelco”), (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC’s other operating subsidiaries, and (iv) a personal guaranty of the loans from ICC’s indirect majority shareholder and chairman.
Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at May 31, 2005.
Non-performing loans at May 31, 2005 and 2004 include a total of $135 million and $340 million, respectively, to VarTec Telecom, Inc. (“VarTec”). The loan balance at May 31, 2004 was reduced during fiscal year 2005 by $119 million in payments, $34 million for offsets of allocated but unretired patronage capital and subordinated capital certificates and $52 million in asset sales. On May 31, 2004, loans to VarTec were reclassified to non-performing and put on non-accrual status as of June 1, 2004 resulting in the application of all payments received against principal.
VarTec is a telecommunications company and RTFC borrower located in Dallas, Texas. RTFC is VarTec’s principal senior secured creditor. VarTec and its U.S.-based affiliates filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004 in Dallas, Texas. VarTec is continuing operations pending completion of sales of its remaining operating assets.

RTFC agreed to provide VarTec debtor-in-possession (“DIP”) financing up to $20 million, plus temporary additional revolving loans of up to $10 million. The financing available under the temporary additional revolving loans has been reduced to zero and cancelled. As part of an amended and restated credit agreement effective October 7, 2004, VarTec is required to sweep all cash to RTFC on a daily basis for application first to the DIP financing and then to other RTFC secured debt. As of January 12, 2005, the bankruptcy court approved the financing on a final basis and reserved claims against RTFC and challenges to RTFC’s liens until a later date. The deadline for filing such claims was July 6, 2005. On June 10, 2005, the Official Committee of Unsecured Creditors (the “UCC”) initiated an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. No other party had filed such a claim by expiration of the deadline. The adversary proceeding asserts the following claims: (i) that RTFC may have engaged in wrongful activities prior to the filing of the bankruptcy proceeding (e.g., RTFC had “control” over VarTec’s affairs, RTFC exerted “financial leverage” over VarTec and is liable for VarTec’s “deepening insolvency”); (ii) that RTFC’s claims against VarTec should be equitably subordinated to the claims of other creditors because of the alleged wrongful activities; and (iii) that certain payments made by VarTec to RTFC and certain liens granted to RTFC are avoidable as preferences or fraudulent transfers or should otherwise be avoided and re-distributed for the benefit of VarTec’s bankruptcy estates. The adversary proceeding identifies payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On August 5, 2005, RTFC filed an answer and a motion to dismiss the deepening insolvency claim.
On December 17, 2004, VarTec sold its European operations, and on March 21, 2005, the court approved the sale of certain real estate in Addison, Texas, and miscellaneous personal property. On May 5, 2005, VarTec sold its Canadian operations. On July 29, 2005, the court approved a sale of VarTec’s remaining operating assets (the “Domestic Assets Sale”). In August 2005, RTFC received $32 million representing partial payment of proceeds from the Domestic Assets Sale. Final closing of the Domestic Assets Sale is subject to government approvals; in the interim VarTec will continue to operate its business.
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
The court has also ordered that all net proceeds of such sales, including the Domestic Assets Sale, be provisionally applied to RTFC’s secured long-term debt. The application is subject to third parties’ rights, if any, superior to RTFC’s rights and liens, and to further court order to require the return of such funds for use as cash collateral under the Bankruptcy Code.
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
At May 31, 2005 and 2004, restructured loans totaled $601 million and $618 million, respectively, $594 million and $618 million, respectively, of which related to loans outstanding to Denton County Electric Cooperative, Inc. d/b/a CoServ Electric (“CoServ”). All CoServ loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at May 31, 2005 and 2004 represented 2.9% and 2.8% of the Company’s total loans and guarantees outstanding, respectively.
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
As events related to the borrower take place and economic conditions and the Company’s assumptions change, the impairment calculations will change. The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At May 31, 2005 and 2004, CFC had impaired loans totaling $1,208 million and $959 million, respectively. At May 31, 2005 and 2004, CFC had specifically reserved a total of $404 million and $233 million, respectively, to cover impaired loans.
NON-PERFORMING AND RESTRUCTURED LOANS

	As of May 31,
(Dollar amounts in millions)	2005	2004	2003
Non-performing loans	$617	$341	$—
Percent of loans outstanding	3.25%	1.66%	0.00%
Percent of loans and guarantees outstanding	3.06%	1.57%	0.00%

Restructured loans	$601	$618	$629
Percent of loans outstanding	3.17%	3.02%	3.23%
Percent of loans and guarantees outstanding	2.99%	2.83%	2.94%

Total non-performing and restructured loans	$1,218	$959	$629
Percent of loans outstanding	6.42%	4.68%	3.23%
Percent of loans and guarantees outstanding	6.05%	4.40%	2.94%
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

(Dollar amounts in millions)	2005	2004	2003
Beginning balance	$574	$511	$478
Provision for loan losses	16	55	43
Change in allowance due to consolidation (1)	—	6	—
Net recoveries (write-offs)	—	2	(10)

Ending balance	$590	$574	$511

Loan loss allowance by segment:
CFC	$589	$572	$511
NCSC	1	2	—

Total	$590	$574	$511

As a percentage of total loans outstanding	3.11%	2.80%	2.62%
As a percentage of total non-performing loans outstanding	95.62%	168.33%	—
As a percentage of total restructured loans outstanding	98.17%	92.88%	81.24%

(1)	Represents the impact of consolidating NCSC including the increase to CFC’s loan loss allowance recorded as a cumulative effect of change in accounting principle and the balance of NCSC’s loan loss allowance on June 1, 2003.

CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance. Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.
There was an increase of $16 million to the balance of the Company’s loan loss allowance at May 31, 2005 compared to May 31, 2004. The increase to CFC’s loan loss allowance at May 31, 2005 as compared to the prior year was due to an increase in the calculated impairments of $171 million offset by a decrease of $97 million for high-risk loans and a reduction of $58 million to the allowance for all other loans. The increase to the calculated impairments was due to both an increase in the principal balance of loans classified as impaired and to an increase in the variable interest rates at May 31, 2005 as compared to the prior year. The decrease to the allowance for high-risk loans was due to a decrease in the principal balance of loans classified as high risk. The reduction to the allowance for all other loans was due to a significant reduction in the balance of loans outstanding at May 31, 2005 as compared to the prior year.
The balance of NCSC’s loan loss allowance at May 31, 2005 represented a decrease of $1 million compared to May 31, 2004 due to a decrease in the principal balance of NCSC consumer loans.
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
Short-Term Debt and Long-Term Debt
The following chart provides a breakout of debt outstanding.

(Dollar amounts in millions)	May 31, 2005	May 31, 2004	Increase/(Decrease)
Short-term debt:
Commercial paper (1)	$4,261	$3,525	$736
Bank bid notes	100	100	—
Long-term debt with remaining maturities less than one year	3,551	2,365	1,186
Foreign currency valuation account	40	—	40
Short-term debt reclassified as long-term (2)	(5,000)	(4,650)	(350)

Total short-term debt	2,952	1,340	1,612
Long-term debt:
Collateral trust bonds	2,946	5,392	(2,446)
Long-term notes payable	91	107	(16)
Medium-term notes	5,444	6,276	(832)
Foreign currency valuation account	221	234	(13)
Short-term debt reclassified as long-term (2)	5,000	4,650	350

Total long-term debt	13,702	16,659	(2,957)
Subordinated deferrable debt	685	550	135
Members’ subordinated certificates	1,491	1,665	(174)

Total debt outstanding	$18,830	$20,214	$(1,384)

Percentage of fixed rate debt (3)	67%	70%
Percentage of variable rate debt (4)	33%	30%
Percentage of long-term debt	84%	93%
Percentage of short-term debt	16%	7%

(1)	Includes $271 million and $223 million related to the daily liquidity fund at May 31, 2005 and 2004, respectively.

(2)	Reclassification of short-term debt to long-term debt is based on the Company’s ability to borrow under its revolving credit agreements and refinance short-term debt on a long-term basis, subject to the conditions therein.

(3)	Includes variable rate debt that has been swapped to a fixed rate less any fixed rate debt that has been swapped to a variable rate.

(4)	The rate on commercial paper notes does not change once the note has been issued. However, the rates on new commercial paper notes change daily and commercial paper notes generally have maturities of less than 90 days. Therefore, commercial paper notes are considered to be variable rate debt. Also includes fixed rate debt that has been swapped to a variable rate less any variable rate debt that has been swapped to a fixed rate.

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
Short-Term Debt
Short-term debt consists of commercial paper, daily liquidity fund, bank bid notes and long-term debt due within one year. The foreign currency valuation account reflects the adjustment to the foreign denominated medium-term notes based on current foreign currency exchange rates. At May 31, 2005, short-term debt consisted of $2,873 million in dealer commercial paper, $989 million in commercial paper issued to the Company’s members, $128 million in commercial paper issued to certain nonmembers, $100 million in bank bid notes, $271 million in the daily liquidity fund and $3,591 million in collateral trust bonds, medium-term notes and long-term notes payable that mature within one year. The Company reclassifies a portion of its short-term debt as long-term, based on the ability (subject to certain conditions) and intent, if necessary, to borrow under its revolving credit agreements. The Company reclassified $5,000 million and $4,650 million of short-term debt as long-term at May 31, 2005 and 2004, respectively.
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
Commercial Paper
At May 31, 2005 and 2004, the Company had $3,990 million and $3,302 million, respectively, outstanding in commercial paper with a weighted average maturity of 23 days and 21 days, respectively. Commercial paper notes are issued with maturities up to 270 days and are senior unsecured obligations of the Company. Commercial paper sold directly by the Company and outstanding to its members and others totaled $1,117 million and $1,003 million at May 31, 2005 and 2004, respectively. Commercial paper sold through dealers totaled $2,873 million and $2,299 million at May 31, 2005 and 2004, respectively. Included in this amount, the Company has a program to issue commercial paper in Europe with $818 million and $217 million outstanding at May 31, 2005 and 2004, respectively. The commercial paper sold in Europe may be denominated in foreign currencies. At May 31, 2005 and 2004, there were no amounts outstanding denominated in foreign currencies. The increase to the total amount of commercial paper outstanding at May 31, 2005, as compared to the prior year, was due to an increase in the amount of backup liquidity available under the Company’s revolving credit agreements and to an increase in the balance of short-term loans outstanding. The Company intends to limit its issuance of dealer commercial paper and bank bid notes to 15% or less of total debt outstanding in order to reduce the dependency on its ability to continually roll over a large balance of commercial paper funding. However at May 31, 2005, dealer commercial paper and bank bid notes totaled 16% of total debt outstanding compared to 12% at May 31, 2004.
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

Daily Liquidity Fund
The daily liquidity fund, consisting of funds invested by the Company’s members, totaled $271 million as of May 31, 2005 compared to $223 million at May 31, 2004. These funds are available on demand by the member investor, not subject to stated maturity dates, and the notes are unsecured obligations of CFC.
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
Medium-Term Notes
At May 31, 2005, the Company had $6,792 million outstanding in medium-term notes. Medium-term notes are senior unsecured obligations of the Company and are issued for terms of nine months to 30 years. Medium-term notes outstanding to the Company’s members totaled $275 million at May 31, 2005. The remaining $6,517 million were sold through dealers to investors. A total of $1,127 million of medium-term notes are scheduled to mature during fiscal year 2006.
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
Members’ Subordinated Certificates
Members’ subordinated certificates include both membership subordinated certificates and loan and guarantee subordinated certificates, all of which are subordinate to other CFC debt. As a condition of becoming a CFC member, CFC generally requires the purchase of membership subordinated certificates. At May 31, 2005 and 2004, membership subordinated certificates totaled $663 million and $650 million, respectively. These certificates generally mature in 100 years from issuance and pay interest at 5% per annum. At May 31, 2005, loan and guarantee subordinated certificates totaled $828 million and carried a weighted average interest rate of 1.66% compared to $1,015 million with a weighted average interest rate of 1.29% at May 31, 2004. Loan subordinated certificates decreased by $195 million and guarantee subordinated certificates increased by $8 million from May 31, 2004 to May 31, 2005. The loan and guarantee subordinated certificates are long-term instruments, which may amortize at a rate equivalent to that of the loan or guarantee to which they relate. The decrease to the loan and guarantee subordinated certificates of $187 million for the year ended May 31, 2005 is primarily due to offsets totaling $91 million applied to RTFC loans to certain impaired and high risk borrowers, $137 million applied toward loan prepayments and maturities and amortization of certificates of $27 million offset by the purchase of $68 million of new certificates. At May 31, 2005, members’ subordinated certificates carry a weighted average interest rate of 3.07% compared to a rate of 2.69% for the prior year. Members may be required to purchase loan and guarantee subordinated certificates in conjunction with the receipt of a loan or credit enhancement based on their leverage ratio (total debt and credit enhancements from CFC divided by total equity investments in CFC). Members that have a leverage ratio with CFC in excess of a level in the policy are required to purchase additional subordinated certificates as a condition to receiving a long-term loan or credit enhancement. CFC paid a total of $46 million and $47 million, respectively, in interest to holders of subordinated certificates in fiscal years 2005 and 2004.
Minority Interest
Minority interest on the consolidated balance sheets at May 31, 2005 and 2004 was $19 million and $21 million, respectively. The minority interest reported at May 31, 2005 and 2004 represents RTFC and NCSC members’ equity, to which CFC’s members have no claim. In consolidation, the amount of the subsidiary equity to which the parent company’s members have no claim is shown as minority interest. CFC does not own any interest in RTFC and NCSC, but is required to consolidate under FIN 46(R) as it is the primary beneficiary of a variable interest in RTFC and NCSC. RTFC and NCSC are members of CFC. RTFC and NCSC are considered variable interest entities because they are very thinly capitalized, dependent on CFC for all funding and operated by CFC under a management agreement. CFC is considered the primary beneficiary of the variable interests in RTFC and NCSC due to a guarantee agreement, under which it is responsible for absorbing the majority of RTFC and NCSC expected losses. On June 1, 2003, the date the Company implemented FIN 46 (R), a total of $20 million of RTFC equity was reclassified from the combined equity at May 31, 2003 and added to minority interest.
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
Equity
The following chart provides a breakout of the equity balances.

(Dollar amounts in millions)	May 31, 2005	May 31, 2004	Increase/(Decrease)
Membership fees	$1	$1	$—
Education fund	1	1	—
Members’ capital reserve	164	131	33
Allocated net margin	358	352	6
Unallocated margin (1)	—	(2)	2

Total members’ equity	524	483	41
Prior year cumulative derivative forward value and foreign currency adjustments	225	523	(298)
Current period derivative forward value (2)	27	(233)	260
Current period foreign currency adjustments	(23)	(65)	42

Total retained equity	753	708	45
Accumulated other comprehensive income (loss)	16	(12)	28

Total equity	$769	$696	$73

(1)	The May 31, 2004 balance includes NCSC equity which is included in consolidated equity rather than minority interest since it was in a deficit equity position at that time and therefore represented a charge to CFC.

(2)	Represents the derivative forward value gain (loss) recorded by CFC for the period.
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
At May 31, 2005, equity totaled $769 million, an increase of $73 million from May 31, 2004. During the year ended May 31, 2005, CFC retired a total of $78 million of patronage capital which was offset by net margin of $123 million and a reduction to the accumulated other comprehensive loss related to derivatives of $28 million.
Contractual Obligations
The following table summarizes the contractual obligations at May 31, 2005 and the related principal amortization and maturities by fiscal year.

	Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding						Remaining
Instrument	Balance	2006	2007	2008	2009	2010	Years
Short-term debt (1)	$7,952	$7,952	$—	$—	$—	$—	$—
Long-term debt (2)	8,702	—	1,644	1,101	493	1,473	3,991
Subordinated deferrable debt (3)	685	—	—	—	—	—	685
Members’ subordinated certificates (4)	1,109	12	26	4	20	4	1,043

Total contractual obligations	$18,448	$7,964	$1,670	$1,105	$513	$1,477	$5,719

(1)	Includes commercial paper, bank bid notes, daily liquidity fund and long-term debt due in less than one year prior to reclassification of $5,000 million to long-term debt.

(2)	Excludes $5,000 million reclassification from short-term debt.

(3)	Subordinated deferrable debt is listed at the earliest call date for each issue.

(4)	Excludes loan subordinated certificates totaling $382 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $30 million. In fiscal year 2005, amortization represented 7% of amortizing loan subordinated certificates outstanding.
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
At May 31, 2005 and 2004, the Company had recorded a guarantee liability totaling $16 million and $19 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members’ debt obligations. The contingent guarantee liability at May 31, 2005 and 2004 totaled $16 million and $19 million, respectively, based on management’s estimate of the Company’s exposure to losses within the guarantee portfolio. At May 31, 2005 and 2004, 99% and 98% of guarantees, respectively, were related to CFC and the remaining amounts were related to NCSC. The Company uses factors such as internal borrower risk rating, remaining maturity period, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of less than $1 million at May 31, 2005 and 2004 relates to the Company’s non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. The non-contingent obligation is estimated based on guarantee fees received for guarantees issued. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. The Company has recorded a non-contingent obligation for all new guarantees since January 1, 2003 in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS 5, 57, and 107 and rescission of FIN 34). The Company received and deferred fees of $0.6 million, $0.8 million and $0.5 million for the year ended May 31, 2005 and 2004 and for the period from January 1, 2003 to May 31, 2003, respectively, related to new guarantees issued during the periods.
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
Contingent Off-Balance Sheet Commitments
Unadvanced Commitments
At May 31, 2005, the Company had unadvanced commitments totaling $11,694 million, a decrease of $117 million compared to the balance of $11,577 million at May 31, 2004. Unadvanced commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to the Company’s borrowers; therefore, it does not anticipate funding most of these commitments. Approximately 52% and 49% of the outstanding commitments at May 31, 2005 and 2004, respectively, were for short-term or line of credit loans. Substantially all above mentioned credit commitments contain material adverse change clauses, thus for a borrower to qualify for the advance of funds, the Company must be satisfied that there has been no material change since the loan was approved.
Unadvanced commitments do not represent off-balance sheet liabilities and have not been included in the chart summarizing off-balance sheet obligations above. The Company has no obligation to advance amounts to a borrower that does not meet the minimum conditions as determined by CFC’s credit underwriting policy in effect at the time the loan was approved. If there has been a material adverse change in the borrower’s financial condition, the Company is not required to advance funds. Therefore, unadvanced commitments are classified as contingent liabilities. Amounts advanced under these commitments would be classified as performing loans since the members are required to be in good financial condition to be eligible to receive the advance of funds.
Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at May 31, 2005 was 26.56, a decrease from 31.70 at May 31, 2004. The decrease in the leverage ratio is due to a decrease of $1,465 million to total liabilities, a decrease of $173 million in guarantees and an increase of $73 million in total equity, as discussed above under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of “Liquidity and Capital Resources”. For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members’ equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At May 31, 2005 and 2004, the adjusted leverage ratio was 6.49 and 7.07, respectively. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation. The decrease in the adjusted leverage ratio is due to a decrease in adjusted liabilities of $1,397 million and a decrease of $173 million in guarantees. The decrease in adjusted liabilities is due to decreases in subordinated certificates of $174 million, derivative liabilities of $51 million, debt used to fund loans guaranteed by RUS of $5 million offset by increases in subordinated deferrable debt of $135 million and the foreign currency valuation account of $27 million. The balance of adjusted equity was approximately the same at May 31, 2005 and 2004. The Company will retain the flexibility to further amend its policies to retain members’ investments in the Company consistent with contractual obligations and maintaining acceptable financial ratios. In addition to the adjustments made to the leverage ratio in the “Non-GAAP Financial Measures” section, guarantees to member systems that have an investment grade rating from Moody’s Investors Service and Standard & Poor’s Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreement.
Debt to Equity Ratio
The debt to equity ratio is calculated by dividing total liabilities outstanding by total equity. The debt to equity ratio, based on this formula, at May 31, 2005 was 25.05, a decrease from 29.79 at May 31, 2004. The decrease in the debt to equity ratio was due to decreases of $1,465 million in total liabilities and an increase of $73 million to equity, as discussed above and under the Liabilities, Minority Interest and Equity section of “Liquidity and Capital Resources”. For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members’ equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At May 31, 2005 and 2004, the adjusted debt to equity ratio was 6.07 and 6.58, respectively. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation. The decrease in the adjusted debt to equity ratio is due to a decrease in adjusted liabilities of $1,397 million. CFC will retain the flexibility to further amend its policies to retain members’ investments in CFC consistent with contractual obligations and maintaining acceptable financial ratios.
The Company’s management is committed to maintaining the adjusted leverage and adjusted debt to equity ratios within a range required for a strong credit rating. CFC created a members’ capital reserve, in which a portion of the adjusted net margin is held annually rather than allocated back to the members. CFC and RTFC currently have policies that may require the purchase of subordinated certificates as a condition to receiving a loan or guarantee. The Company’s management will continue to monitor the adjusted leverage and adjusted debt to equity ratios. If required, additional policy changes will be made to maintain the adjusted ratios within an acceptable range.
Revolving Credit Agreements
The following is a summary of the Company’s revolving credit agreements at May 31:

				Facility fee per
(Dollar amount in millions)	2005	2004	Termination Date	annum (1)
Three-year agreement	$1,740	$1,740	March 30, 2007	0.10 of 1%
Five-year agreement	1,975	—	March 23, 2010	0.09 of 1%
364-day agreement (2)	1,285	—	March 22, 2006	0.07 of 1%
364-day agreement (2)	—	1,740	March 29, 2005	0.085 of 1%
364-day agreement (2)	—	1,170	March 29, 2005	0.085 of 1%

	$5,000	$4,650

(1)	Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.

(2)	Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods. For the agreement in place at May 31, 2005, if converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.125 of 1% per annum.
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
For the purpose of the revolving credit agreements, net margin, senior debt and total equity are adjusted to exclude the non-cash adjustments related to SFAS 133 and 52. Adjusted TIER represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. Senior debt represents the sum of subordinated deferrable debt, members’ subordinated certificates, minority interest and total equity. Senior debt includes guarantees; however, it excludes:
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
The following represents the Company’s required financial ratios at or for the year ended May 31:

	Requirement	2005	2004
Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.08	1.15
Minimum adjusted TIER at fiscal year end (1)	1.05	1.14	1.12
Maximum senior debt	10.00	6.30	6.87

(1)	The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.
Based on the ability to borrow under the bank line facilities, the Company classified $5,000 million and $4,650 million, respectively, of its short-term debt outstanding as long-term debt at May 31, 2005 and 2004.
Asset/Liability Management
A key element of the Company’s funding operations is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margin and retain liquidity. Throughout the asset/liability management discussion, the term repricing refers to the resetting of interest rates for a loan and does not represent the maturity of a loan. Therefore, loans that reprice do not represent amounts that will be available to service debt or fund the Company’s operations.
Matched Funding Policy
The Company measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is the Company’s funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At May 31, 2005, the Company had $12,730 million of fixed rate assets amortizing or repricing, funded by $10,488 million of fixed rate liabilities maturing during the next 30 years and $1,673 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $569 million, or 2.84% of total assets and 2.92% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members’ subordinated certificates and members’ equity. With the exception of members’ subordinated certificates, which are generally issued at rates below the Company’s long-term cost of funding and with extended maturities, and commercial paper, the Company’s liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans. The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans. Variable rate assets which reprice monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members’ equity and bank bid notes.
Certain of the Company’s collateral trust bonds, subordinated deferrable debt and medium-term notes were issued with early redemption provisions. To the extent borrowers are allowed to convert their fixed rate loans to a variable interest rate and to the extent it is beneficial, the Company takes advantage of these early redemption provisions. However, because conversions and prepayments can take place at different intervals from early redemptions, the Company charges conversion fees designed to compensate for any additional interest rate risk it assumes.
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
INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of May 31, 2005

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$1,683	$3,083	$2,258	$3,134	$1,953	$619	$12,730

Total assets	$1,683	$3,083	$2,258	$3,134	$1,953	$619	$12,730
Liabilities and members’ equity:
Long-term debt	$1,249	$2,653	$2,250	$3,132	$489	$715	$10,488
Subordinated certificates	47	74	60	83	919	74	1,257
Members’ equity (1)	13	26	27	91	259	—	416

Total liabilities and members’ equity	$1,309	$2,753	$2,337	$3,306	$1,667	$789	$12,161
Gap (2)	$374	$330	$(79)	$(172)	$286	$(170)	$569
Cumulative gap	$374	$704	$625	$453	$739	$569
Cumulative gap as a % of total assets	1.87%	3.51%	3.12%	2.26%	3.69%	2.84%
Cumulative gap as a % of adjusted total assets (3)	1.92%	3.62%	3.21%	2.33%	3.80%	2.92%

(1)	Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed rate assets. See “Non-GAAP Financial Measures” for further explanation of why CFC uses members’ equity in its analysis of the funding of its loan portfolio.

(2)	Assets less liabilities and members’ equity.

(3)	Adjusted total assets represents total assets in the consolidated balance sheets less derivative assets.
Derivative and Financial Instruments
All financial instruments to which the Company was a party at May 31, 2005 were entered into or contracted for purposes other than trading. The following table provides the significant balances and contract terms related to the financial instruments at May 31, 2005.

(Dollar amounts in millions)			Principal Amortization and Maturities
	Outstanding							Remaining
Instrument	Balance	Fair Value	2006	2007	2008	2009	2010	Years
Investments	$2	$2	$2	$—	$—	$—	$—	$—
Average rate	2.96%		2.96%	—	—	—	—	—
Long-term fixed rate loans (1)	12,715	12,034	628	618	653	614	602	9,600
Average rate	5.57%		5.25%	5.32%	5.36%	5.50%	5.56%	5.63%
Long-term variable rate loans (2)	4,022	4,022	304	238	229	229	205	2,817
Average rate (3)	5.52%		—	—	—	—	—	—
Intermediate-term loans (4)	10	10	10	—	—	—	—	—
Average rate	5.91%		5.91%	—	—	—	—	—
Line of credit loans (5)	967	967	967	—	—	—	—	—
Average rate (3)	4.99%		4.99%	—	—	—	—	—
RUS Guaranteed FFB Refinance	40	40	2	2	2	2	2	30
Average rate (3)	3.46%		—	—	—	—	—	—
Non-performing loans (6)	617	392	—	—	—	—	—	617
Average rate	—		—	—	—	—	—	—
Restructured loans (7)	601	581	8	8	10	13	14	548
Average rate	0.08%		—	—	—	—	—	—
Liabilities and equity:
Short-term debt (8)	7,952	7,978	7,952	—	—	—	—	—
Average rate	3.84%		3.84%	—	—	—	—	—
Medium-term notes (9)	5,665	6,319	—	1,528	86	253	1,258	2,540
Average rate	6.51%		—	5.73%	3.99%	5.61%	5.76%	7.52%
Collateral trust bonds (9)	2,946	3,015	—	100	998	225	200	1,423
Average rate	5.05%		—	7.30%	4.45%	5.75%	5.70%	5.11%
Long-term notes payable	91	106	—	16	16	16	16	27
Average rate	4.94%		—	3.36%	3.41%	3.35%	3.11%	8.80%
Subordinated deferrable debt	685	689	—	—	—	—	—	685
Average rate	6.86%		—	—	—	—	—	6.86%
Subordinated certificates (10)	1,109	N/A	12	26	4	20	4	1,043
Average rate	4.17%		4.51%	4.32%	3.90%	2.69%	3.30%	4.19%

(1)	The principal amount of fixed rate loans is the total of scheduled principal amortizations without consideration for loans that reprice. Includes $211 million of loans guaranteed by RUS.

(2)	Long-term variable rate loans include $7 million of loans guaranteed by RUS.

(3)	Variable rates are set the first day of each month.

(4)	There is no scheduled amortization for intermediate-term variable rate loans.

(5)	The principal amount of line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.

(6)	The Company’s non-performing loans are currently under litigation, therefore amortization schedule and interest accrual rate cannot be estimated for future periods.

(7)	Amortization based on expected repayment schedule. Interest accrual rate cannot be estimated for future periods.

(8)	Short-term debt includes commercial paper, bank bid notes and long-term debt due in less than one year prior to reclassification of $5,000 million to long-term debt.

(9)	Prior to reclassification of $5,000 million from short-term debt.

(10)	Fair value has not been included as it is impracticable to develop a discount rate that measures fair value (see Note 13 to the consolidated and combined financial statements). Excludes loan subordinated certificates totaling $382 million that amortize annually based on the outstanding balance of the related loan, therefore there is no scheduled amortization. Over the past three years, annual amortization on these certificates has averaged $30 million. In fiscal year 2005, amortization represented 7% of amortizing loan subordinated certificates outstanding.
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

(Dollar amounts in millions)	Notional	Notional Amortization and Maturities
	Principal							Remaining
Instruments	Amount	Fair Value	2006	2007	2008	2009	2010	Years
Cross currency and cross currency interest rate exchange agreements	$1,106	$298	$390	$716	$—	$—	$—	$—
Average exchange rate — Euro	1.032
Average exchange rate — Australian dollar	1.506
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

Market Risk
The Company’s primary market risks are interest rate risk and liquidity risk. The Company is also exposed to counterparty risk as a result of entering into interest rate, cross currency and cross currency interest rate exchange agreements.
The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members’ subordinated certificates, members’ equity and variable rate debt to fund fixed rate loans. The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members’ equity maturing by year (see chart on page 31). The analysis indicates the total amount of fixed rate loans maturing by year and in aggregate that are assumed to be funded by variable rate debt. The Company’s funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets, excluding derivative assets. At May 31, 2005 and 2004, fixed rate loans funded with variable rate debt represented 2.84% and 1.18% of total assets, respectively, and 2.92% and 1.22% of total assets excluding derivative assets, respectively. At May 31, 2005, the Company had $569 million of excess fixed rate assets compared to fixed rate liabilities and members’ equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. The Company uses variable rate debt, members’ subordinated certificates and members’ equity to fund variable rate loans. At May 31, 2005 and 2004, 32% of loans carried variable interest rates.
The Company faces liquidity risk in the funding of its loan portfolio. The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are required to be paid down annually. On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity. At May 31, 2005, the Company has a total of $3,591 million of long-term debt maturing during the next twelve months. The Company funds the loan portfolio with a variety of debt instruments and its members’ equity. The Company typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include the Company maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At May 31, 2005 and 2004, the Company had a total of $5,000 million and $4,650 million in revolving credit agreements and bank lines of credit. In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. The Company’s objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At May 31, 2005 and 2004, there was a total of $2,973 million and $2,399 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 16% and 12%, respectively, of the Company’s total debt outstanding.
To facilitate entry into the debt markets, the Company maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 35). The Company also maintains shelf registrations with the SEC for its collateral trust bonds, medium-term notes and subordinated deferrable debt. At May 31, 2005 and 2004, the Company had effective shelf registrations totaling $2,075 million related to collateral trust bonds, $4,244 million and $4,534 million related to medium-term notes and $165 million and $300 million related to subordinated deferrable debt, respectively. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. The Company also has commercial paper and medium-term note issuance programs in Europe and Australia. At May 31, 2005 and 2004, the Company had $818 million and $217 million of commercial paper, respectively, and $1,045 million and $1,035 million, respectively, of medium-term notes outstanding under the European program and $321 million and $304 million, respectively, of medium-term notes outstanding under the Australian program. At May 31, 2005, the Company had total internal issuance authority totaling $1,000 million and $4,000 million related to commercial paper and medium-term notes in the European market, respectively, and $2,000 million related to medium-term notes in the Australian market.
The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings. At May 31, 2005 and 2004, the Company was a party to interest rate exchange agreements with notional amounts totaling $13,693 million and $15,485 million, respectively, and cross currency and cross currency interest rate exchange agreements with notional amounts totaling $1,106 million. To date, the

Company has not experienced a failure of a counterparty to perform as required under any of these agreements. At May 31, 2005, the Company’s interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from AAA to BBB as assigned by Standard & Poor’s Corporation.
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

Foreign Currency Risk
The Company may issue commercial paper, medium-term notes or bonds denominated in foreign currencies. For any such obligation issued, the Company expects to enter into a cross currency or cross currency interest rate exchange agreement with a highly-rated counterparty. At May 31, 2005, the Company had a total of $824 million and $282 million of medium-term notes denominated in Euros and Australian dollars, respectively, for which cross currency and cross currency interest rate exchange agreements were in place obligating the Company to pay interest and principal in U.S. dollars based on an exchange rate fixed at the date of issuance. At May 31, 2004, CFC had $824 million and $282 million of medium-term notes denominated in Euros and Australian dollars. The Company’s foreign currency valuation account, which represents the change in the foreign exchange rate from the date of issuance to the reporting date, increased the debt balance by $261 million and $234 million at May 31, 2005 and 2004, respectively. The change in the value of the foreign denominated debt is reported in the consolidated and combined statements of operations as foreign currency adjustments. The change in the fair value of cross currency exchange agreements that qualify for hedge accounting is initially recorded to accumulated other comprehensive income and then reclassified to foreign currency adjustments. The change in the fair value of the foreign denominated debt and the change in the fair value of the related cross currency and cross currency interest rate exchange agreements are approximately the same amount and offsetting in the consolidated and combined statements of operations. The change in the fair value of the cross currency and interest rate exchange agreements that do not qualify for hedge accounting is recorded to the derivative forward value line.
Rating Triggers
The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company’s rating triggers are based on its senior unsecured credit rating from Standard & Poor’s Corporation and Moody’s Investors Service. At May 31, 2005, there are rating triggers associated with $10,625 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company’s rating from Moody’s Investors Service falls to Baa1 or the Company’s rating from Standard & Poor’s Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,125 million. If the Company’s rating from Moody’s Investors Service falls below Baa1 or the Company’s rating from Standard & Poor’s Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,500 million.
At May 31, 2005, the Company ‘s exchange agreements had a derivative fair value of $44 million, comprised of $47 million that would be due to the Company and $3 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $271 million, comprised of $316 million that would be due to the Company and $45 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated. See chart on page 35 for CFC’s senior unsecured credit ratings as of May 31, 2005.

Credit Ratings
The Company’s long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings. The following table presents the Company’s credit ratings at May 31, 2005 and 2004.

	Moody's Investors		Standard & Poor's
	Service		Corporation	Fitch Ratings
Direct:
Collateral trust bonds		A1	A+	A+
Medium-term notes		A2	A	A
Subordinated deferrable debt		A3	BBB+	A-
Commercial paper	P	-1	A-1	F-1

Guarantees:
Leveraged lease debt		A2	A	A
Pooled bonds		A1	A	A
Other bonds		A2	A	A
Short-term	P	-1	A-1	F-1
The ratings listed above have the meaning as defined by each of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating organizations.
Standard & Poor’s Corporation, Moody’s Investors Service, and Fitch Ratings have the Company’s ratings on stable outlook.
Member Investments
At May 31, 2005 and 2004, members’ investments provided 17.7% and 16.9%, respectively, of total assets as follows:
MEMBERSHIP INVESTMENTS

(Dollar amounts in millions)	2005	% of Total (1)	2004	% of Total (1)
Commercial paper (2)	$1,260	30%	$1,196	34%
Medium-term notes	275	4%	275	4%
Members’ subordinated certificates	1,491	100%	1,665	100%
Members’ equity (3)	524	100%	483	100%

Total	$3,550		$3,619

Percentage of total assets	17.7%		16.9%
Percentage of total assets less derivative assets (3)	18.2%		17.3%

(1)	Represents the percentage of each line item outstanding to CFC members.

(2)	Includes the $271 million and $223 million related to the daily liquidity fund at May 31, 2005 and 2004, respectively.

(3)	See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members’ equity.
The total amount of member investments decreased $69 million at May 31, 2005 compared to May 31, 2004 due to the $174 million decrease in members’ subordinated certificates offset by the $64 million increase in member commercial paper and the $41 million increase in members’ equity.
Financial and Industry Outlook
Loan Growth
The Company expects that the balance of the loan portfolio will remain relatively stable or decline slightly in the event that certain telecommunications borrowers make prepayments on their loans. For its fiscal year ending September 30, 2006, the amount of funding proposed by the House of Representatives for RUS direct lending and loan guarantees is $1.2 billion and $2.1 billion, respectively. The Senate Appropriations Committee approved the same amounts proposed by the House of Representatives except for an additional $700 million for loan guarantees. Loans from the Federal Financing Bank (“FFB”) with an RUS guarantee represent a lower cost option for rural electric utilities compared to the Company. The Company anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems. The Company anticipates that the RTFC loan balance will continue to decline due to long-term loan amortization and lower levels of capital expenditure requirements and asset acquisitions in the rural telecommunications marketplace.

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
In June 2005, CFC entered into a bond purchase agreement with the FFB and a bond guarantee agreement with RUS resulting in a $1 billion loan facility under the Rural Electric Development Loan and Guarantee (“REDLG”) program. Under this program, CFC is eligible to borrow up to the amount of the outstanding loans that it has issued concurrent with RUS loans. At May 31, 2005, CFC had a total of $2,681 million outstanding on loans issued concurrently with RUS. Under the program, CFC will pay a fee of 30 basis points per annum to RUS for the guarantee of principal and interest payments to FFB. In July 2005, CFC submitted a second application for an additional $1.5 billion facility. CFC has applied for an advance of $450 million and anticipates the advance to occur by the end of August 2005.
In July 2005, the Company sold $500 million of 4.656% notes to the Federal Agricultural Mortgage Corporation due in 2008 and secured by the pledge of CFC mortgage notes.
Equity Retention
At May 31, 2005, the Company reported total equity of $769 million, an increase of $73 million from $696 million reported at May 31, 2004. Under GAAP, the Company’s reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements and the impact of future expected currency exchange rates on its currency exchange agreements. It is difficult to predict the future changes in the Company’s reported GAAP equity, due to the uncertainty of the movement in future interest and currency exchange rates. In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of SFAS 133 and 52.
The Company believes the adjusted equity balance as reported in the Non-GAAP Financial Measure section of this report will continue to increase. The Company has established a members’ capital reserve to which a portion of adjusted net margin may be allocated each year. The balance of the members’ capital reserve was $164 million at May 31, 2005. The adjusted equity total typically declines slightly in the first quarter each year due to the retirement of patronage capital to its members. Then over the remaining three quarters of the year the accumulated adjusted net margin for the period is typically sufficient to increase the adjusted equity to a level greater than the prior year end. The same condition may or may not be true for the GAAP reported equity, which will depend on the impact of future expected changes to interest and currency exchange rates on the fair value of interest rate and currency exchange agreements. See “Non-GAAP Financial Measures” for further explanation of the adjustments made to exclude the non-cash impacts of SFAS 133 and 52 and for a reconciliation of the non-GAAP measures to the applicable GAAP measures.
Adjusted Gross Margin
It is anticipated that the adjusted gross margin spread for fiscal year 2006 will be approximately the same as or slightly lower than the 84 basis points for the year ended May 31, 2005. The Company’s goal as a not-for-profit, member-owned financial cooperative is to provide financial products and services to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. Thus, the Company does not try to maximize the adjusted gross margin it earns on its loans to members. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to gross margin and TIER.
Adjusted Leverage and Adjusted Debt to Equity Ratios
The Company expects the ratios at May 31, 2006 to be slightly lower than at May 31, 2005 due to an expected decrease in debt outstanding. The Company expects that adjusted net margins earned during fiscal year 2006 will offset the reduction to members’ equity in the first quarter due to the retirement of previously allocated net margins. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to net margins.

Loan Impairment
When the Company’s variable interest rates increase, the calculated loan impairment for certain restructured loans will increase and when the Company’s variable interest rates decrease, the calculated impairment will decrease. The calculated impairment under SFAS 114, as amended, represents an opportunity cost, as it is a comparison of the yield that the Company would have earned on the original loan versus the expected yield on the restructured loan. The Company will have to adjust the specific reserve it holds for impaired loans based on changes to its variable interest rates, which could impact the balance of the loan loss allowance and the consolidated statements of operations through an increased provision for loan losses or as an increase to income through the recapture of amounts previously included in the provision for loan losses. Based on market expectations, it is anticipated that the Company’s long-term variable and line of credit interest rates may increase in the near term resulting in an increase to calculated impairments. As the Company’s interest rates increase, its operating income and gross margin will increase giving it the financial flexibility to provide for additions to the loan loss allowance to cover increased loan impairments. At this time, an increase of 25 basis points to the Company’s variable interest rates results in an increase of $10 million to the calculated impairment.
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

Accounting for Derivatives and Foreign Denominated Debt
SFAS 133 and 52 have resulted in and are expected to continue to result in a significant amount of volatility in the Company’s GAAP financial results. The Company does not anticipate such volatility in its own financial analysis that is adjusted to exclude the non-cash impacts of SFAS 133 and 52. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.
The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.
Non-GAAP Financial Measures
The Company makes certain adjustments to financial measures in assessing its financial performance that are not in accordance with GAAP. These non-GAAP adjustments fall primarily into two categories: (1) adjustments related to the calculation of the TIER ratio, and (2) adjustments related to the calculation of leverage and debt to equity ratios. These adjustments reflect management’s perspective on the Company’s operations, and in several cases adjustments used to measure covenant compliance under its revolving credit agreements, and thus the Company believes these are useful financial measures for investors. The Company refers to its non-GAAP financial measures as “adjusted” throughout this document.
Adjustments to the Calculation of the TIER Ratio
The Company’s primary performance measure is TIER. TIER is calculated by adding the cost of funds to net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds. The TIER is a measure of the Company’s ability to cover interest expense requirements on its debt. The Company adjusts the TIER calculation to add the derivative cash settlements to the cost of funds, to add minority interest net margin back to total net margin and to remove the derivative forward value and foreign currency adjustments from total net margin. Adding the cash settlements back to the cost of funds also has a corresponding effect on the Company’s adjusted gross margin and adjusted operating margin. The Company makes these adjustments to its TIER calculation for the purpose of covenant compliance on its revolving credit agreements. The revolving credit agreements require the Company to achieve an average adjusted TIER ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless the Company has achieved an adjusted TIER ratio of at least 1.05 for the preceding fiscal year. The Company’s average adjusted TIER for the past six quarters was 1.08 and the Company’s adjusted TIER for the year ended May 31, 2005 was 1.14. CFC’s goal is to maintain a minimum adjusted annual TIER of 1.10.
The Company uses derivatives to manage interest rate and foreign currency exchange risk on its funding of the loan portfolio. The derivative cash settlements represent the amount that the Company receives from or pays to its counterparties based on the interest rate indexes in its derivatives that do not qualify for hedge accounting. The Company adjusts the reported cost of funding to include the derivative cash settlements. The Company uses the adjusted cost of funding to set interest rates on loans to its members and believes that the cost of funds adjusted to include derivative cash settlements represents its total cost of funding for the period. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its cost of funds to include the derivative cash settlements. TIER calculated by adding the derivative cash settlements to the cost of funds reflects management’s perspective on its operations and thus, the Company believes that it represents a useful financial measure for investors.
The derivative forward value and foreign currency adjustments do not represent cash inflows or outflows to the Company during the current period. The derivative forward value represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements for all periods through the maturity of its derivatives that do not qualify for hedge accounting. Foreign currency adjustments represent the change in value of foreign denominated debt resulting from the change in foreign currency exchange rates during the current period. The derivative forward value and foreign currency adjustments do not represent cash inflows or outflows that affect the Company’s current ability to cover its debt service obligations. The forward value calculation is based on future interest rate expectations that may change daily creating volatility in the estimated forward value. The change in foreign currency exchange rates adjusts the debt balance to the amount that would be due at the reporting date. At the issuance date, the Company enters into a foreign currency exchange agreement for all foreign denominated debt that effectively fixes the exchange rate for all interest and principal payments. For the purpose of making operating decisions, the Company subtracts the derivative forward value and foreign currency adjustments from its net margin when calculating TIER and for other net margin presentation purposes. The covenants in the Company’s revolving credit agreements also exclude the effects of derivative forward value and foreign currency adjustments. In addition, since the derivative forward value and foreign currency adjustments do not represent current period cash flows, the Company does not allocate such funds to its members and thus excludes the derivative forward value and foreign currency adjustments from net margin when making certain presentations to its members and in calculating the amount of net margins to be allocated to its members. TIER calculated by excluding the derivative forward value and foreign currency adjustments from net margin reflects management’s perspective on its operations and thus, the Company believes that it represents a useful financial measure for investors.
The implementation of SFAS 133 and foreign currency adjustments have also impacted the Company’s total equity. The derivative forward value and foreign currency adjustments flow through the consolidated and combined statements of operations as income or expense, increasing or decreasing the total net margin for the period. The total net margin or net loss for the period represents an increase or decrease, respectively, to total equity. As a result of implementing SFAS 133, the Company’s total equity includes other comprehensive income, which represents estimated unrecognized gains and losses on derivatives. The accumulated other comprehensive income component of equity related to derivatives that qualify for hedge accounting does not flow through the consolidated and combined statements of operations. As stated above, the derivative forward value and foreign currency adjustments do not represent current cash inflow or outflow. The accumulated other comprehensive income is also an estimate of future gains and losses and as such does not represent earnings that the Company can use to fund its loan portfolio. Financial measures calculated with members’ equity, which is total equity excluding the impact of SFAS 133 and foreign currency adjustments, reflect management’s perspective on its operations and thus, the Company believes that they represent a useful measure of its financial condition.
The following chart provides a reconciliation between cost of funds, gross margin, operating margin, and net margin and these financial measures adjusted to exclude the impact of SFAS 133 and foreign currency adjustments for the years ended May 31, 2005, 2004 and 2003.

	Year Ended May 31,
	2005	2004	2003
(Dollar amounts in thousands)
Cost of funds	$(922,063)	$(925,652)	$(939,332)
Adjusted to include: Derivative cash settlements	63,044	110,087	122,825

Adjusted cost of funds	$(859,019)	$(815,565)	$(816,507)

Gross margin	$104,063	$81,641	$131,543
Adjusted to include: Derivative cash settlements	63,044	110,087	122,825

Adjusted gross margin	$167,107	$191,728	$254,368

Operating margin (loss)	$127,032	$(194,584)	$651,970
Adjusted to exclude: Derivative forward value	(26,320)	229,132	(757,212)
Foreign currency adjustments	22,893	65,310	243,220

Adjusted operating margin	$123,605	$99,858	$137,978

Margin (loss) prior to cumulative effect of change in accounting principle	$122,974	$(200,390)	$651,970
Adjusted to include: Minority interest net margin	2,540	1,989	—
Adjusted to exclude: Derivative forward value	(26,320)	229,132	(757,212)
Foreign currency adjustments	22,893	65,310	243,220

Adjusted net margin	$122,087	$96,041	$137,978

TIER using GAAP financial measures is calculated as follows:

Cost of funds + net margin prior to cumulative
TIER =	effect of change in accounting principle

Cost of funds
Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted cost of funds + adjusted net margin

Adjusted cost of funds
The following chart provides the TIER and adjusted TIER for the years ended May 31, 2005, 2004 and 2003.

	Year Ended May 31,
	2005	2004	2003

TIER (1)	1.13	—	1.69

Adjusted TIER	1.14	1.12	1.17

(1)	For the year ended May 31, 2004, CFC reported a net loss prior to the cumulative effect of change in accounting principle of $200 million, thus the TIER calculation results in a value below 1.00.
Adjustments to the Calculation of Leverage and Debt to Equity
The Company calculates the leverage ratio by adding total liabilities to total guarantees and dividing by total equity. The Company calculates the debt to equity ratio by dividing total liabilities by total equity. The Company adjusts these ratios to (i) subtract debt used to fund loans that are guaranteed by RUS from total debt, (ii) subtract from total debt, and add to total equity, debt with equity characteristics issued to its members and in the capital markets, (iii) include minority interest as equity and (iv) to exclude the impact of non-cash SFAS 133 and foreign currency adjustments from its total liabilities and total equity. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to make these adjustments to its leverage ratio calculation. The revolving credit agreements prohibit the Company from incurring senior debt in an amount in excess of ten times the sum of equity, members’ subordinated certificates, minority interest and subordinated deferrable debt, as defined by the agreements. The Company makes these same adjustments to its debt to equity ratio as the only difference between the leverage ratio and the debt to equity ratio is the addition of guarantees to liabilities in the leverage ratio. In addition to the adjustments the Company makes to calculate the adjusted leverage ratio, guarantees to the Company member systems that have an investment grade rating from Moody’s Investors Service and Standard & Poor’s Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreement.
The Company is an eligible lender under the RUS loan guarantee program. Loans issued under this program carry the U.S. Government’s guarantee of all interest and principal payments. Thus, the Company has little or no risk associated with the collection of principal and interest payments on these loans. Therefore, the Company believes that there is little or no risk related to the repayment of the liabilities used to fund RUS guaranteed loans and subtracts such liabilities from total liabilities for the purpose of calculating its leverage and debt to equity ratios. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its leverage ratio by subtracting liabilities used to fund RUS guaranteed loans from total liabilities. The leverage and debt to equity ratios adjusted to subtract debt used to fund RUS guaranteed loans from total liabilities reflect management’s perspective on its operations and thus, the Company believes that these are useful financial measures for investors.
The Company requires that its members purchase subordinated certificates as a condition of membership and as a condition to obtaining a loan or guarantee. The subordinated certificates are accounted for as debt under GAAP. The subordinated certificates have long-dated maturities and pay no interest or pay interest that is below market and under certain conditions the Company is prohibited from making interest payments to members on the subordinated certificates. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its leverage ratio by subtracting members’ subordinated certificates from total liabilities and adding members’ subordinated certificates to total equity. The leverage and debt to equity ratios adjusted to treat members’ subordinated certificates as equity rather than debt reflect management’s perspective on its operations and thus, the Company believes that these are useful financial measures for investors.
The Company also sells subordinated deferrable debt in the capital markets with maturities of up to 49 years and the option to defer interest payments. The characteristics of subordination, deferrable interest and long-dated maturity are all equity characteristics. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its leverage ratio by subtracting subordinated deferrable debt from total liabilities and adding it to total equity. The leverage and debt to equity ratios adjusted to treat subordinated deferrable debt as equity rather than debt reflect management’s perspective on its operations and thus, the Company believes that these are useful financial measures for investors.
As a result of implementing SFAS 133, the Company’s consolidated balance sheets include the fair value of its derivative instruments. As noted above, the amounts recorded are estimates of the future gains and losses that CFC may incur related to its derivatives. The amounts do not represent current cash flows and are not available to fund current operations. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its leverage ratio by excluding the impact of implementing SFAS 133 from liabilities and equity. The leverage and debt to equity ratios adjusted to exclude the impact of SFAS 133 from liabilities and equity reflect management’s perspective on its operations and thus, the Company believes that these are useful financial measures for investors.
As a result of issuing foreign denominated debt and the implementation of SFAS 133 which discontinued the practice of recording the foreign denominated debt and the related currency exchange agreement as one transaction, the Company must adjust the value of such debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance in accordance with SFAS 52. At the time of issuance of all foreign denominated debt, the Company enters into a foreign currency exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The adjustments to the value of the debt on the consolidated balance sheets are reported on the consolidated and combined statements of operations as foreign currency adjustments. The adjusted debt value at the reporting date does not represent the amount that the Company will ultimately pay to retire the debt, unless the current exchange rate is equal to the exchange rate in the related foreign currency exchange agreement or the counterparty fails to honor its obligations under the agreement. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its leverage ratio by excluding the impact of foreign currency valuation adjustments from liabilities and equity. The leverage and debt to equity ratios adjusted to exclude the impact of SFAS 52 reflect management’s perspective on its operations and thus, the Company believes that these are useful financial measures for investors.
FIN 46(R) requires the Company to consolidate the results of operations and financial condition of RTFC and NCSC even though the Company has no financial interest or voting control over either company. In consolidation, the amount of the subsidiary equity that is owned or due to investors other than the parent company is shown as minority interest. Prior to consolidation, the RTFC members’ equity was combined with the Company’s equity and therefore included in total equity. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust total equity to include minority interest. The leverage and debt to equity ratio adjusted to treat minority interest as equity reflect management’s perspective on its operations and thus, the Company believes that these are useful financial measures for investors.
The following chart provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures reflecting the adjustments noted above, as of the five years ended May 31, 2005.

	May 31,
(Dollar amounts in thousands)	2005	2004	2003	2002	2001

Liabilities	$19,258,675	$20,724,339	$20,097,047	$20,042,604	$19,619,743
Less:
Derivative liabilities (1)	(78,471)	(129,915)	(353,840)	(254,143)	—
Foreign currency valuation account (2)	(260,978)	(233,990)	(325,810)	2,355	—
Debt used to fund loans guaranteed by RUS	(258,493)	(263,392)	(266,857)	(242,574)	(182,134)
Subordinated deferrable debt	(685,000)	(550,000)	(650,000)	(600,000)	(550,000)
Subordinated certificates	(1,490,750)	(1,665,158)	(1,708,297)	(1,691,970)	(1,581,860)

Adjusted liabilities	$16,484,983	$17,881,884	$16,792,243	$17,256,272	$17,305,749

Total equity	$768,761	$695,734	$930,836	$328,731	$393,899
Less:
Prior year cumulative derivative forward value and foreign currency adjustments (1)(2)	(224,716)	(523,223)	(9,231)	—	—
Current period derivative forward value (1)(3)(4)	(27,226)	233,197	(757,212)	(70,261)	—
Current period foreign currency adjustments (2)	22,893	65,310	243,220	61,030	—
Accumulated other comprehensive (income) loss (1)	(16,129)	12,108	46,763	72,556	—

Subtotal members’ equity	523,583	483,126	454,376	392,056	393,899
Plus:
Subordinated certificates	1,490,750	1,665,158	1,708,297	1,691,970	1,581,860
Subordinated deferrable debt	685,000	550,000	650,000	600,000	550,000
Minority interest (5)	18,652	21,165	—	—	—

Adjusted equity	$2,717,985	$2,719,449	$2,812,673	$2,684,026	$2,525,759

Guarantees	$1,157,752	$1,331,299	$1,903,556	$2,056,385	$2,217,559

(1)	No adjustment for SFAS 133 is necessary for periods prior to CFC’s implementation of SFAS 133 in fiscal year 2002.

(2)	No adjustment for foreign currency is required prior to CFC’s implementation of SFAS 133 in fiscal year 2002. Prior to that date, CFC was allowed under SFAS 52 to account for the foreign denominated debt and the related cross currency exchange agreement as one transaction in the cost of funds.

(3)	Represents the derivative forward value gain (loss) recorded by CFC for the period.

(4)	At May 31, 2002, amount includes $28,383 related to the cumulative effect of change in accounting principle for the implementation of SFAS 133.

(5)	No adjustments required for minority interest prior to the implementation of FIN 46(R) in fiscal year 2004.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding

Total equity

Debt to equity ratio =	Liabilities

Total equity
The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding

Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities

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
The consolidated and combined financial statements, auditors’ reports and quarterly financial results are included on pages 46 through 85 (see Note 16 to consolidated and combined financial statements for a summary of the quarterly results of CFC’s operations).

Item 9A.	Controls and Procedures
Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”). At the end of the period covered by this report, based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to the date we performed our evaluation.
Subsequent to the quarter ended November 30, 2005, in view of the current restatement and amendment of the May 31, 2005 Form 10-K/A and August 31, 2005 Form 10-Q/A, management has decided to implement a reconciliation between the detail of derivatives supporting the unamortized transition adjustment with the detail of derivatives outstanding at quarter end, and to add a quarterly due diligence review to determine whether there is unamortized transition adjustment related to the termination of any interest rate exchange agreements during the quarter. In addition, the Company intends to continue to re-evaluate its procedures to determine if any further changes are required.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	Documents filed as a part of this report.
2.	Financial statement schedules
All schedules are omitted because they are not required, are inapplicable or the information is included in the financial statements or notes thereto.
3.	Exhibits

12	-	Computations of ratio of margins to fixed charges.
23.1	-	Consent of Deloitte & Touche LLP.
23.2	-	Consent of Ernst & Young LLP.
31.1	-	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 19th day of January 2006.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
By:	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen
Governor and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
National Rural Utilities Cooperative Finance Corporation
We have audited the accompanying consolidated balance sheet of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the “Company”) as of May 31, 2005, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and subsidiaries at May 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1(t), the accompanying 2005 consolidated financial statements have been restated.
/s/ Deloitte & Touche
McLean, Virginia
August 18, 2005 (January 19, 2006 as to the effects of the restatement discussed in Note 1(t))

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND MEMBERS OF NATIONAL RURAL
UTILITIES COOPERATIVE FINANCE CORPORATION
We have audited the accompanying consolidated balance sheet of National Rural Utilities Cooperative Finance Corporation (“the Consolidated Company”) as of May 31, 2004, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended and the combined statements of operations, changes in equity and cash flows of National Rural Utilities Cooperative Finance Corporation and Rural Telephone Finance Cooperative (“the Combined Companies”) for the year ended May 31, 2003. These financial statements are the responsibility of the Consolidated and Combined Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Consolidated Company’s or Combined Companies’ internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Consolidated Company’s or Combined Companies’ internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
/s/ Ernst & Young LLP
McLean, Virginia
July 28, 2004

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
May 31, 2005 and 2004
(Dollar amounts in thousands)
ASSETS

	2005	2004
	(As restated)*
Cash and cash equivalents	$418,514	$140,307
Loans to members	18,972,068	20,488,523
Less: Allowance for loan losses	(589,749)	(573,939)

Loans to members, net	18,382,319	19,914,584
Receivables	299,350	348,206
Fixed assets, net	42,496	42,688
Debt service reserve funds	93,182	84,236
Bond issuance costs, net	56,492	61,324
Foreclosed assets	140,950	247,660
Derivative assets	584,863	577,493
Other assets	27,922	24,740

	$20,046,088	$21,441,238

See accompanying notes.
* See Note 1(t)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
May 31, 2005 and 2004
(Dollar amounts in thousands)
LIABILITIES AND EQUITY

	2005	2004
	(As restated)*
Short-term debt	$2,952,579	$1,340,039
Accrued interest payable	256,011	273,965
Long-term debt	13,701,955	16,659,182
Deferred income	51,219	63,865
Guarantee liability	16,094	19,184
Other liabilities	26,596	23,031
Derivative liabilities	78,471	129,915
Subordinated deferrable debt	685,000	550,000
Members’ subordinated certificates:
Membership subordinated certificates	663,067	649,909
Loan and guarantee subordinated certificates	827,683	1,015,249

Total members’ subordinated certificates	1,490,750	1,665,158
Minority interest — RTFC and NCSC members’ equity	18,652	21,165

Equity:

Retained equity	752,632	707,842
Accumulated other comprehensive income (loss)	16,129	(12,108)

Total equity	768,761	695,734

	$20,046,088	$21,441,238

See accompanying notes.
* See Note 1(t)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands)
For the Years Ended May 31, 2005, 2004 and 2003

	2005	2004	2003
	(As restated)*
Operating income	$1,026,126	$1,007,293	$1,070,875
Cost of funds	(922,063)	(925,652)	(939,332)

Gross margin	104,063	81,641	131,543
Expenses:
General and administrative expenses	(48,876)	(46,156)	(44,562)
Rental and other income	5,645	5,764	6,393
Provision for loan losses	(16,402)	(54,921)	(43,071)
Recovery of (provision for) guarantee losses	3,107	851	(25,195)

Total expenses	(56,526)	(94,462)	(106,435)
Results of operations of foreclosed assets	13,079	13,469	9,734
Impairment loss on foreclosed assets	(55)	(10,877)	(19,689)

Total gain (loss) on foreclosed assets	13,024	2,592	(9,955)
Derivative and foreign currency adjustments:
Derivative cash settlements	63,044	110,087	122,825
Derivative forward value	26,320	(229,132)	757,212
Foreign currency adjustments	(22,893)	(65,310)	(243,220)

Total gain (loss) on derivative and foreign currency adjustments	66,471	(184,355)	636,817

Operating margin (loss)	127,032	(194,584)	651,970
Income tax expense	(1,518)	(3,817)	—

Margin (loss) prior to minority interest and cumulative effect of change in accounting principle	125,514	(198,401)	651,970
Minority interest — RTFC and NCSC net margin	(2,540)	(1,989)	—

Margin (loss) prior to cumulative effect of change in accounting principle	122,974	(200,390)	651,970
Cumulative effect of change in accounting principle	—	22,369	—

Net margin (loss)	$122,974	$(178,021)	$651,970

See accompanying notes.
* See Note 1(t)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(Dollar Amounts in Thousands)
For the Years Ended May 31, 2005, 2004 and 2003

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Margin	Fund	Reserve	Fund	Other
Balance as of May 31, 2002	$328,731	$(72,556)	$401,287	$1,510	$30,356	$1,007	$16,329	$498	$351,587
Patronage capital retirement	(74,622)	—	(74,622)	—	—	—	—	—	(74,622)
Operating margin	651,970	—	651,970	—	513,992	997	52,318	—	84,663
Accumulated other comprehensive income	25,793	25,793	—	—	—	—	—	—	—
Other	(1,036)	—	(1,036)	(4)	(21,125)	(69)	21,125	—	(963)

Balance as of May 31, 2003	$930,836	$(46,763)	$977,599	$1,506	$523,223	$1,935	$89,772	$498	$360,665
Patronage capital retirement	(70,576)	—	(70,576)	—	—	—	—	—	(70,576)
Operating loss	(194,584)	—	(194,584)	—	(294,807)	839	33,919	(1)	65,466
Accumulated other comprehensive income	34,655	34,655	—	—	—	—	—	—	—
Income tax expense	(3,817)	—	(3,817)	—	(3,817)	—	—	—	—
Minority interest — RTFC and NCSC net margin	(1,989)	—	(1,989)	—	(1,989)	—	—	—	—
Cumulative effect of change in accounting principle	22,369	—	22,369	—	—	—	7,605	—	14,764
Reclass to RTFC members’ equity	(19,908)	—	(19,908)	(512)	—	(790)	—	—	(18,606)
Other	(1,252)	—	(1,252)	(1)	—	(662)	—	—	(589)

Balance as of May 31, 2004	$695,734	$(12,108)	$707,842	$993	$222,610	$1,322	$131,296	$497	$351,124
Patronage capital retirement	(77,755)	—	(77,755)	—	—	—	—	—	(77,755)
Operating margin (As restated)*	127,032	—	127,032	—	10,497	778	32,771	—	82,986
Accumulated other comprehensive income (As restated)*	28,237	28,237	—	—	—	—	—	—	—
Income tax expense	(1,518)	—	(1,518)	—	(1,518)	—	—	—	—
Minority interest — RTFC and NCSC net margin	(2,540)	—	(2,540)	—	(2,540)	—	—	—	—
Other	(429)	—	(429)	—	—	(900)	—	—	471

Balance as of May 31, 2005 (As restated)*	$768,761	$16,129	$752,632	$993	$229,049	$1,200	$164,067	$497	$356,826

See accompanying notes.
* See Note 1(t)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
For the Years Ended May 31, 2005, 2004 and 2003

	2005	2004	2003
	(As restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin (loss)	$122,974	$(178,021)	$651,970
Add/(deduct):
Amortization of deferred income	(17,597)	(23,783)	(7,821)
Amortization of bond issuance costs and deferred charges	14,255	15,760	13,759
Depreciation	3,559	3,097	4,307
Provision for loan losses	16,402	54,921	43,071
(Recovery of) provision for guarantee losses	(3,107)	(851)	25,195
Results of operations of foreclosed assets	(13,079)	(13,469)	(9,734)
Impairment loss on foreclosed assets	55	10,877	19,689
Derivative forward value	(26,320)	229,132	(757,212)
Foreign currency adjustments	22,893	65,310	243,220
Cumulative effect of change in accounting principle	—	(22,369)	—
Changes in operating assets and liabilities:
Receivables	56,568	30,173	3,526
Accrued interest payable	(17,954)	(3,429)	7,026
Other	(6,517)	(29,747)	5,218

Net cash provided by operating activities	152,132	137,601	242,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(6,466,367)	(4,124,846)	(4,548,137)
Principal collected on loans	7,883,988	3,496,813	4,731,561
Net investment in fixed assets	(3,367)	(1,031)	(2,972)
Net cash provided by foreclosed assets	116,134	59,508	23,862
Net proceeds from sale of foreclosed assets	3,600	31,000	—
Cash assumed through consolidation	—	4,564	—

Net cash provided by (used in) investing activities	1,533,988	(533,992)	204,314

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances (repayments) of short-term debt, net	736,466	1,355,563	(1,250,848)
Proceeds from issuance of long-term debt	289,757	2,177,111	3,632,650
Payments for retirement of long-term debt	(2,394,391)	(2,955,377)	(2,895,104)
Proceeds from issuance of subordinated deferrable debt, net	131,246	96,850	121,062
Payments to retire subordinated deferrable debt	—	(200,000)	(75,000)
Proceeds from issuance of members’ subordinated certificates	97,016	88,539	96,567
Payments for retirement of members’ subordinated certificates	(199,844)	(93,384)	(80,745)
Payments for retirement of patronage capital	(51,356)	(51,890)	(74,622)
Payments for retirement of minority interest patronage capital	(16,807)	(19,586)	—

Net cash provided by (used in) financing activities	(1,407,913)	397,826	(526,040)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	278,207	1,435	(79,512)
BEGINNING CASH AND CASH EQUIVALENTS	140,307	138,872	218,384

ENDING CASH AND CASH EQUIVALENTS	$418,514	$140,307	$138,872

See accompanying notes.
* See Note 1(t)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
For the Years Ended May 31, 2005, 2004 and 2003

	2005	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$928,975	$917,156	$921,317

Non-cash financing and investing activities:
Fair value of foreclosed assets received in collection of loans	$—	$—	$369,393
Subordinated certificates applied against loan balances	84,228	—	—
Patronage capital applied against loan balances	8,486	—	—
Minority interest patronage capital applied against loan balances	5,528	—	—

Consolidation of NCSC and RTFC effective June 1, 2003:

Total assets assumed, net of eliminations	$—	$(348,200)	$—
Total liabilities assumed, net of eliminations	—	331,100	—
Total minority interest assumed, net of eliminations	—	19,908	—
Cumulative effect of change in accounting principle	—	22,369	—
Net reclassification of combined equity to minority interest	—	(20,613)	—

Cash assumed	$—	$4,564	$—

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(1)	General Information and Accounting Policies
(a)	General Information
National Rural Utilities Cooperative Finance Corporation (“CFC” or “the Company”) was incorporated as a private, not-for-profit cooperative association under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members (“utility members”) to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. CFC is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code. CFC is a not-for-profit member-owned finance cooperative, thus its objective is not to maximize its net margins, but to offer its members the lowest cost financial products and services consistent with sound financial management.
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
The Company’s consolidated membership was 1,546 as of May 31, 2005 including 899 utility members, the majority of which are consumer-owned electric cooperatives, 508 telecommunications members, 70 service members and 69 associates in 49 states, the District of Columbia and three U.S. territories. The utility members included 828 distribution systems and 71 generation and transmission (“power supply”) systems. Memberships between CFC, RTFC and NCSC have been eliminated in consolidation.
(b)	Principles of Consolidation and Combination
The accompanying financial statements, effective June 1, 2003, include the consolidated accounts of CFC, RTFC and NCSC and certain entities controlled by CFC created to hold foreclosed assets, after elimination of all material intercompany accounts and transactions. Prior to June 1, 2003, RTFC and NCSC were not consolidated with CFC since CFC has no direct financial ownership interest in either company; however RTFC’s results of operations and financial condition were combined with those of CFC. As a result of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R) , Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003, CFC consolidates the financial results of RTFC and NCSC. CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.
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
The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.
Activity in the allowance account is summarized below for the years ended May 31:

(Dollar amounts in thousands)	2005	2004	2003
Balance at beginning of year	$573,939	$511,463	$478,342
Provision for loan losses	16,402	54,921	43,071
Change in allowance due to consolidation (1)	—	6,029	—
Write-offs	(1,354)	(2,639)	(10,840)
Recoveries	762	4,165	890

Balance at end of year	$589,749	$573,939	$511,463

(1)	Represents the impact of consolidating NCSC including the increase to the loan loss allowance recorded as a cumulative effect of change in accounting principle and the balance of NCSC’s loan loss allowance on June 1, 2003.
(e)	Non-performing Loans
CFC classifies a borrower as non-performing when any one of the following criteria are met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment on the original terms is not anticipated, or
•	for some other reason, management does not expect the timely repayment of principal and interest.
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
CFC guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as CFC performs under its guarantee. CFC records a guarantee liability which represents CFC’s contingent and non-contingent exposure related to its guarantees of its members’ debt obligations. CFC’s contingent guarantee liability is based on management’s estimate of CFC’s exposure to losses within the guarantee portfolio. CFC uses factors such as borrower risk rating, maturity periods, corporate bond default probabilities and historical recovery rates in estimating its contingent exposure. Adjustments to the contingent guarantee liability are recorded in CFC’s provision for guarantee losses. CFC has recorded a non-contingent guarantee liability for all new guarantees since January 1, 2003 in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). CFC’s non-contingent guarantee liability represents CFC’s obligation to stand ready to perform pursuant to the terms of its guarantees that it has entered into since January 1, 2003. CFC’s non-contingent obligation is estimated based on guarantee fees charged for guarantees issued, which represents management’s estimate of the fair value of its obligation to stand ready to perform. The fees are deferred and amortized using the straight-line method into operating income over the term of the guarantee.

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
The majority of the Company’s operating income relates to interest earned on loans to members that is recognized on an accrual basis, unless specified otherwise in Note 14. Operating income also includes other fees associated with the Company’s loan and guarantee transactions. These fees, as well as the related recognition policy, are summarized below:
•	Conversion fees may be charged when converting from one loan interest rate option to another. Conversion fees are deferred and recognized, using the straight-line method, which approximates the interest method, over the remaining term of the original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion which is recognized immediately.
•	Prepayment fees are charged for the early repayment of principal in full and are recognized when collected.
•	Late payment fees are charged on late loan payments and are recognized when collected.
•	Origination fees are charged only on RTFC loan commitments and in most cases are refundable on a prorata basis according to the amount of the loan commitment that is advanced. Such refundable fees are deferred and then recognized in full if the loan is not advanced prior to the expiration of the commitment.
•	Guarantee fees are charged based on the amount, type and term of the guarantee. Guarantee fees are deferred and amortized using the straight-line method, which approximates the interest method, into operating income over the life of the guarantee.
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
Comprehensive income includes the Company’s net margin, as well as other comprehensive income related to derivatives. Comprehensive income for the years ended May 31, 2005, 2004 and 2003 is calculated as follows:

(Dollar amounts in thousands)	2005	2004	2003
Net margin (loss)	$122,974	$(178,021)	$651,970
Other comprehensive income:
Unrealized gain on derivatives	11,996	18,304	3,709
Reclassification adjustment for realized losses on derivatives	16,241	16,351	22,084

Comprehensive income (loss)	$151,211	$(143,366)	$677,763

(r)	Use of Estimates
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
CFC does not believe it is vulnerable to the risk of a near-term severe impact as a result of any concentrations of its activities.
(s)	Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current reporting format.
(t)	Restatement
Subsequent to the issuance of the Company’s 2005 consolidated financial statements, the Company’s management identified an error in the amount of the derivative transition adjustment amortized during fiscal year 2005 and has restated its consolidated financial statements for the correction of this error. As part of the implementation of SFAS 133 on June 1, 2001, CFC recorded a transition adjustment related to the interest rate exchange agreements that did not qualify for hedge treatment. During the quarter ended November 2004, CFC fully or partially terminated seven interest rate exchange agreements that were in place on June 1, 2001, and therefore were included in the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
calculation of the transition adjustment. CFC fully or partially terminated these interest rate exchange agreements due to the prepayment of the loans for which the agreements were used as part of the loan funding. At the time the interest rate exchange agreements were fully or partially terminated, CFC should have written off the related unamortized transition adjustment. CFC did not write off the related transition adjustment, but rather continued to amortize the transition adjustment according to the original maturity schedule. CFC has increased the amount of transition adjustment amortization recorded in the derivative forward value line of the consolidated statement of operations for the year ended May 31, 2005 by $3.6 million. The increase to the amount of amortization recorded results in a decrease to operating margin and net margin in the same amount for the year ended May 31, 2005.
A summary of the significant effects of the restatement on the May 31, 2005 consolidated balance sheet and statement of operations is as follows:

		Accumulated
		Other
	Retained	Comprehensive
(Amounts in thousands)	Equity	Income

As previously reported equity	$756,187	$12,574
Change in amortization of transition adjustment	(3,555)	3,555

As restated	$752,632	$16,129

		Total Gain (Loss) on		Margin Prior to Minority	Margin Prior to
	Derivative	Derivative and		Interest and Cumulative	Cumulative Effect of
	Forward	Foreign Currency	Operating	Effect of Change in	Change in Accounting	Net
(Amounts in thousands)	Value	Adjustments	Margin	Accounting Principal	Principal	Margin
As previously reported	$29,875	$70,026	$130,587	$129,069	$126,529	$126,529
Change in amortization of transition adjustment	(3,555)	(3,555)	(3,555)	(3,555)	(3,555)	(3,555)

As restated	$26,320	$66,471	$127,032	$125,514	$122,974	$122,974

The quarterly results for all impacted interim periods in fiscal year 2005 have also been restated to correct the error. See Note 16 Selected Quarterly Financial Data for an explanation of the changes and a reconciliation from the amounts previously filed with the SEC and the restated amounts shown in this May 31, 2005 Form 10-K/A.

In addition to the above restatement, the Company has also changed the fiscal year 2005 presentation of expenses to make a separate presentation of rental and other income and has made a reclassification to the 2004 and 2003 presentation of expenses to conform to the current presentation.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(2)	Loans and Commitments
Loans to members bear interest at rates determined from time to time by the Company after considering its cost of funds, operating expenses, provision for loan losses and the maintenance of reasonable margin levels. In keeping with its not-for-profit, cooperative charter, the Company’s policy is to set interest rates at the lowest levels it considers to be consistent with sound financial management.
Loans outstanding to members, weighted average interest rates thereon and unadvanced commitments by loan type are summarized as follows at May 31:

	2005			2004
	Loan outstanding and			Loan outstanding and
	weighted average interest		Unadvanced(1)	weighted average interest		Unadvanced(1)
(Dollar amounts in thousands)	rates thereon		Commitments	rates thereon		Commitments
Total by loan type:
Long-term fixed rate loans	$12,724,758	5.52%	$—	$13,639,947	5.69%	$—
Long-term variable rate loans	4,961,397	4.47%	5,537,121	5,448,223	2.81%	5,826,228
Loans guaranteed by RUS	258,493	5.16%	8,491	263,392	4.60%	8,491
Intermediate-term loans	10,328	5.91%	25,714	55,405	2.85%	82,419
Line of credit loans	1,017,092	4.75%	6,122,693	1,081,556	2.26%	5,659,400

Total loans	18,972,068	5.19%	11,694,019	20,488,523	4.72%	11,576,538
Less: Allowance for loan losses	(589,749)		—	(573,939)		—

Net Loans	$18,382,319		$11,694,019	$19,914,584		$11,576,538

Total by segment:
CFC:
Distribution	$12,728,866	5.05%	$8,821,217	$12,536,255	4.29%	$8,532,978
Power supply	2,640,787	5.72%	2,059,350	2,684,652	4.94%	2,101,439
Statewide and associate	135,513	5.58%	124,539	134,677	3.56%	188,626

CFC Total	15,505,166	5.17%	11,005,106	15,355,584	4.40%	10,823,043
RTFC	2,992,192	5.21%	518,514	4,643,008	5.83%	593,787
NCSC	474,710	5.96%	170,399	489,931	4.40%	159,708

Total	$18,972,068	5.19%	$11,694,019	$20,488,523	4.72%	$11,576,538

(1)	Unadvanced commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced. Additional information may be required to assure that all conditions for advance of funds have been fully met and that there has been no material change in the member’s condition as represented in the supporting documents. Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. As the interest rate on unadvanced commitments is not set, long-term unadvanced commitments have been classified in this chart as variable rate unadvanced commitments. However, once the loan contracts are executed and funds are advanced, the commitments could be at either a fixed or a variable rate.
The following table summarizes non-performing and restructured loans outstanding by loan program and by segment at May 31:

	2005		2004
	Loan outstanding and		Loan outstanding and
(Dollar amounts in thousands)	weighted average interest		weighted average interest
Non-performing loans:	rates thereon		rates thereon
RTFC:
Long-term fixed rate loans	$213,092	—	$—	—
Long-term variable rate loans	353,480	—	159,328	—
Line of credit loans	49,777	—	181,110	—

Total RTFC loans	616,349	—	340,438	—
NCSC	277	—	789	—

Total non-performing loans	$616,626	—	$341,227	—

Restructured loans:
CFC:
Long-term variable rate loans	$593,584	—	$617,808	—
RTFC
Long-term fixed rate loans	7,342	6.65%	—	—

Total restructured loans	$600,926	0.08%	$617,808	—

At May 31, 2005 and 2004, deferred loan origination costs related to loans outstanding totaled $2 million and $1 million, respectively.
Credit Concentration
The Company’s loan portfolio is widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and the U.S. Virgin Islands. At May 31, 2005 and 2004, loans outstanding to borrowers in any state or territory did not exceed 16% of total loans outstanding. In addition to the geographic diversity of the portfolio, the Company limits its exposure to any one borrower. At May 31, 2005 and 2004, the total exposure outstanding to any one borrower or controlled group did not exceed 3.0% of total loans and guarantees outstanding. At May 31, 2005, the ten largest borrowers included four distribution systems, three power supply systems and three telecommunications systems. At May 31, 2004, the ten largest borrowers included two distribution systems, three power supply systems and five telecommunications systems. At May 31, 2005 and 2004, the Company had the following amounts outstanding to its ten largest borrowers:

(Dollar amounts in millions)	2005	% of Total	2004	% of Total
Loans	$3,412	18%	$4,415	22%
Guarantees	227	20%	240	18%

Total credit exposure	$3,639	18%	$4,655	21%

Interest Rates
Set forth below is the weighted average interest rate earned on all loans outstanding during the fiscal years ended May 31:

	For the Years Ended May 31,
	2005	2004	2003
Long-term fixed rate	5.62%	5.85%	6.39%
Long-term variable rate	4.50%	3.48%	4.36%
Loans guaranteed by RUS	4.90%	4.61%	4.62%
Intermediate-term	3.87%	3.33%	4.65%
Line of credit loans	3.97%	3.36%	4.26%
Non-performing	0.00%	0.00%	0.00%
Restructured	0.05%	0.00%	3.88%
Total	5.17%	4.95%	5.40%
Total by segment:
CFC	4.99%	4.49%	4.88%
RTFC	5.84%	6.37%	6.93%
NCSC	5.77%	5.11%	—
Total	5.17%	4.95%	5.40%
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
Loan Security
The Company evaluates each borrower’s creditworthiness on a case-by-case basis. It is generally the Company’s policy to require collateral for long-term loans. Such collateral usually consists of a first mortgage lien on the borrower’s total system, including plant and equipment, and a pledge of future revenues. The loan and security documents also contain various provisions with respect to the mortgaging of the borrower’s property and debt service coverage ratios, maintenance of adequate insurance coverage as well as certain other restrictive covenants.
The following tables summarize the Company’s secured and unsecured loans outstanding by loan program and by segment.

(Dollar amounts in thousands)	At May 31, 2005				At May 31, 2004
	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Total by loan program:
Long-term fixed rate loans	$12,293,054	97%	$431,704	3%	$13,290,756	97%	$349,191	3%
Long-term variable rate loans	4,701,660	95%	259,737	5%	5,191,421	95%	256,802	5%
Loans guaranteed by RUS	258,493	100%	—	—	263,392	100%	—	—
lntermediate-term loans	1,235	12%	9,093	88%	5,015	9%	50,390	91%
Line of credit loans	201,466	20%	815,626	80%	299,250	28%	782,306	72%

Total loans	$17,455,908	92%	$1,516,160	8%	$19,049,834	93%	$1,438,689	7%

Total by segment:
CFC	$14,316,925	92%	$1,188,241	8%	$14,202,369	92%	$1,153,215	8%
RTFC	2,747,845	92%	244,347	8%	4,384,412	94%	258,596	6%
NCSC	391,138	82%	83,572	18%	463,053	95%	26,878	5%

Total loans	$17,455,908	92%	$1,516,160	8%	$19,049,834	93%	$1,438,689	7%

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
Foreclosed assets received in satisfaction of loan receivables are recorded at the lower of cost or market and identified on the consolidated balance sheets as foreclosed assets. During fiscal year 2003, CFC received assets with a fair value totaling $369 million primarily comprised of real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in real estate properties, as well as telecommunications assets as part of the bankruptcy settlement with Denton County Electric Cooperative, d/b/a CoServ Electric (“CoServ”). CFC operates certain real estate assets and services the notes receivable while attempting to sell these assets. CFC operated the telecommunications assets before they were sold on October 27, 2003 for $31 million in cash. This sale terminated CFC’s responsibilities for all future operations of the telecom assets acquired in the bankruptcy settlement with CoServ. CFC may make additional advances as required under the terms of the notes receivable or make additional investments in the real estate assets to preserve their fair value. It is CFC’s intent to eventually sell the foreclosed assets. However, the assets do not currently meet the conditions necessary to qualify as assets held for sale under SFAS 144. Accordingly, CFC records depreciation on foreclosed assets.
The activity for foreclosed assets is summarized below for the years ended May 31:

(Dollar amounts in thousands)	2005	2004	2003
Beginning balance	$247,660	$335,576	$—
Recorded fair value	—	—	369,393
Results of operations	13,079	13,469	9,734
Net cash received	(116,134)	(59,508)	(23,862)
Impairment to fair value write down	(55)	(10,877)	(19,689)
Sale of foreclosed assets	(3,600)	(31,000)	—

Ending balance of foreclosed assets	$140,950	$247,660	$335,576

Related to the foreclosed assets were funding costs totaling $6 million, $10 million and $8 million for the years ended May 31, 2005, 2004 and 2003 which are reported in the cost of funds in the consolidated and combined statements of operations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(4)	Short-Term Debt and Credit Arrangements
The following is a summary of short-term debt at May 31, and weighted average interest rates thereon.

	2005		2004
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Short-term debt:
Commercial paper sold through dealers, net of discounts	$2,873,167	3.07%	$2,298,605	1.09%
Commercial paper sold by CFC directly to members, at par	989,250	3.11%	973,383	1.11%
Commercial paper sold by CFC directly to non-members, at par	127,920	3.14%	29,918	1.15%

Total commercial paper	3,990,337	3.09%	3,301,906	1.10%
Daily liquidity fund	270,868	3.10%	222,833	1.10%
Bank bid notes	100,000	3.14%	100,000	1.13%

Total short-term debt	4,361,205	3.09%	3,624,739	1.10%
Long-term debt maturing within one year:
Medium-term notes (1)	1,086,593	3.64%	456,247	2.15%
Foreign currency valuation account (1)	40,425	—	—	—
Secured collateral trust bonds	2,448,530	5.28%	1,899,773	4.57%
Long-term notes payable	15,826	3.27%	9,280	3.42%

Total long-term debt maturing within one year	3,591,374	4.76%	2,365,300	4.10%
Short-term debt supported by revolving credit agreements, classified as long-term debt (see Note 5)	(5,000,000)	3.84%	(4,650,000)	2.28%

Total short-term debt	$2,952,579	3.84%	$1,340,039	2.28%

(1)	At May 31, 2005, medium-term notes includes $390 million related to medium-term notes denominated in Euros. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.
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
Revolving Credit Agreements
The following is a summary of the Company’s revolving credit agreements at May 31:

				Facility fee per
(Dollar amount in thousands)	2005	2004	Termination Date	annum (1)
Three-year agreement	$1,740,000	$1,740,000	March 30, 2007	0.10 of 1%
Five-year agreement	1,975,000	—	March 23, 2010	0.09 of 1%
364-day agreement (2)	1,285,000	—	March 22, 2006	0.07 of 1%
364-day agreement (2)	—	1,740,000	March 29, 2005	0.085 of 1%
364-day agreement (2)	—	1,170,000	March 29, 2005	0.085 of 1%

	$5,000,000	$4,650,000

(1)	Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2)	Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods. For the agreement in place at May 31, 2005, if converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.125 of 1% per annum.
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
For the purpose of the revolving credit agreements, net margin, senior debt and total equity are adjusted to exclude the non-cash adjustments related to SFAS 133 and 52. Adjusted times interest earned ratio (“TIER”) represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. Senior debt represents the sum of subordinated deferrable debt, members’ subordinated certificates, minority interest and total equity. Senior debt includes guarantees; however, it excludes:
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
The following represents the Company’s required financial ratios at or for the year ended May 31:

	Requirement	2005	2004
Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.08	1.15
Minimum adjusted TIER at fiscal year end (1)	1.05	1.14	1.12
Maximum senior debt	10.00	6.30	6.87

(1)	The Company must meet this requirement in order to retire patronage capital.
The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(5)	Long-Term Debt
The following is a summary of long-term debt at May 31 and the weighted average interest rates thereon:

	2005		2004
	Amounts	Weighted Average	Amounts	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Unsecured medium-term notes:
Medium-term notes, sold through dealers (1)(5)	$5,387,082		$6,190,950
Medium-term notes, sold directly to members (2)	68,382		98,918

Subtotal	5,455,464		6,289,868
Unamortized discount	(11,330)		(13,484)
Foreign currency valuation account (5)	220,553		233,990

Total unsecured medium-term notes	5,664,687	6.51%	6,510,374	5.94%

Secured collateral trust bonds:
6.65%, Bonds, due 2005 (3)	—		50,000
3.00%, Bonds, due 2006 (3)	—		600,000
6.00%, Bonds, due 2006 (3)	—		1,500,000
6.00%, Bonds, due 2006 (3)	—		300,000
7.30%, Bonds, due 2006	100,000		100,000
3.25%, Bonds, due 2007	200,000		200,000
6.20%, Bonds, due 2008	300,000		300,000
3.875%, Bonds, due 2008	500,000		500,000
5.75%, Bonds, due 2008	225,000		225,000
Floating Rate Bonds, Series E-2, due 2010 (4)	2,024		2,025
5.70%, Bonds, due 2010	200,000		200,000
4.375% Bonds, due 2010	500,000		500,000
4.75% Bonds, due 2014	600,000		600,000
7.20%, Bonds, due 2015	50,000		50,000
6.55%, Bonds, due 2018	175,000		175,000
7.35%, Bonds, due 2026	100,000		100,000

Subtotal	2,952,024		5,402,025
Unamortized discount	(5,880)		(10,168)

Total secured collateral trust bonds	2,946,144	5.05%	5,391,857	5.15%
Long-term notes payable	91,124	4.94%	106,951	4.12%
Short-term debt supported by revolving credit agreements, classified as long-term debt (see Note 4)	5,000,000	3.84%	4,650,000	2.28%

Total long-term debt	$13,701,955	5.21%	$16,659,182	4.66%

(1)	Medium-term notes sold through dealers mature through 2032 as of May 31, 2005 and 2004. Does not include $921 million and $280 million of medium-term notes sold through dealers that were reclassified as short-term debt at May 31, 2005 and 2004, respectively.
(2)	Medium-term notes sold directly to members mature through 2023 as of May 31, 2005 and 2004. Does not include $206 million and $176 million of medium-term notes sold to members that were reclassified as short-term debt at May 31, 2005 and 2004, respectively.
(3)	Included as short-term debt at May 31, 2005.
(4)	Issued under the 1972 indenture. All others issued under the 1994 indenture.
(5)	At May 31, 2005 and 2004, medium-term notes sold through dealers includes $434 million and $824 million, respectively, related to medium-term notes denominated in Euros and $282 million and $282 million, respectively, of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.
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

	2005		2004
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
6.75% due 2043	$125,000		$125,000
6.10% due 2044	100,000		100,000
5.95% due 2045	135,000		—
7.625% due 2050	150,000		150,000
7.40% due 2050	175,000		175,000

Total	$685,000	6.86%	$550,000	7.08%

(7)	Derivative Financial Instruments
Interest Rate Exchange Agreements
At May 31, 2005 and 2004, the Company was a party to interest rate exchange agreements with notional amounts totaling $13,693 million and $15,485 million, respectively. The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk. The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future. The Company’s interest rate exchange agreements at May 31, 2005 have maturity dates ranging from 2005 to 2031.
Generally, the Company’s interest rate exchange agreements do not qualify for hedge accounting under SFAS 133. The majority of the Company’s interest rate exchange agreements use a 30-day composite commercial paper index as either the pay or receive leg. The 30-day composite commercial paper index is the best match for the commercial paper that is the underlying debt and is also used as the cost basis in the Company’s variable interest rates. However, the correlation between movement in the 30-day composite commercial paper index and movement in the Company’s commercial paper rates is not consistently high enough to qualify for hedge accounting.

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
During the years ended May 31, 2005, 2004 and 2003, income related to interest rate exchange agreements that did not qualify for hedge accounting totaling $43 million, $82 million and $104 million, respectively, was recorded as derivative cash settlements in the consolidated and combined statements of operations. Cash settlements includes income of $65 million, $82 million and $104 million during the years ended May 31, 2005, 2004 and 2003, respectively, for the periodic amounts that were paid and received related to its interest rate exchange agreements. During the year ended May 31, 2005, cash settlements also includes $22 million of fees paid to counterparties related to the exiting of agreements. These agreements were terminated due to the prepayment of approximately $1.1 billion of loans, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements. The impact on earnings for the years ended May 31, 2005, 2004 and 2003 due to the change in fair value of these interest rate exchange agreements was a gain of $3 million, a loss of $274 million and a gain of $454 million, respectively, recorded in CFC’s derivative forward value. For the years ended May 31, 2005, 2004 and 2003, the derivative forward value also includes amortization of zero, $1 million and $(3) million, respectively, related to the long-term debt valuation allowance and $16 million (including $4 million related to the early termination of interest rate exchange agreements), $17 million and $22 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date CFC implemented SFAS 133. The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements. Less than $1 million is expected to be amortized over the next 12 months related to the transition adjustment and amortization will continue through April 2029.

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
The following chart summarizes the cross currency and cross currency interest rate exchange agreements outstanding at May 31, 2005 and 2004.

(Currency amounts in thousands)		Notional Principal Amount
	Original	U.S. Dollars(4)				Foreign Currency
	Exchange	May 31,		May 31,		May 31,	May 31,
Maturity Date	Rate	2005		2004		2005	2004
February 24, 2006	0.8969	$390,250		$390,250		350,000 EU (1)	350,000 EU (1)
July 7, 2006	1.506	282,200	(3)	282,200	(3)	425,000 AUD (2)	425,000 AUD (2)
March 14, 2007	1.153	433,500	(3)	433,500	(3)	500,000 EU (1)	500,000 EU (1)

(1)	EU — Euros

(2)	AUD — Australian dollars

(3)	These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate or from a foreign denominated variable rate to a U.S. dollar denominated variable rate.

(4)	Amounts in the chart represent the U.S. dollar value at the initiation of the exchange agreement. At May 31, 2005 and 2004, one U. S. dollar was the equivalent of 0.813 and 0.820 Euros, respectively. One U. S. dollar was the equivalent of 1.324 and 1.398 Australian dollars at May 31, 2005 and 2004, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Generally, the Company’s cross currency interest rate exchange agreements in which the interest rate is moved from fixed to floating or from one floating index to another floating index do not qualify for hedge accounting.
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
Rating Triggers
The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company’s rating triggers are based on its senior unsecured credit rating from Standard & Poor’s Corporation and Moody’s Investors Service (see chart on page 49). At May 31, 2005, there were rating triggers associated with $10,625 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company’s rating from Moody’s Investors Service falls to Baa1 or the Company’s rating from Standard & Poor’s Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,125 million. If the Company’s rating from Moody’s Investors Service falls below Baa1 or the Company’s rating from Standard & Poor’s falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,500 million.
At May 31, 2005, the Company’s exchange agreements had a derivative fair value of $44 million, comprised of $47 million that would be due to the Company and $3 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated and a derivative fair value of $271 million, comprised of $316 million that would be due to the Company and $45 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated. At May 31, 2005, CFC’s senior unsecured debt had ratings of A2 and A from Moody’s Investors Service and Standard & Poor’s Corporation, respectively.
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
Information with respect to members’ subordinated certificates at May 31 is as follows:

	2005		2004
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Number of subscribing members	899		897

Membership subordinated certificates:
Certificates maturing 2020 through 2095	$628,552		$628,282
Subscribed and unissued	34,515		21,627

Total membership subordinated certificates	663,067	4.84%	649,909	4.88%

Loan and guarantee subordinated certificates:
3% certificates maturing through 2040	115,735		115,735
2% to 14% certificates maturing through 2040	181,407		177,387
Noninterest-bearing certificates maturing through 2039	473,655		661,651
Subscribed and unissued	56,886		60,476

Total loan and guarantee subordinated certificates	827,683	1.66%	1,015,249	1.29%

Total members’ subordinated certificates	$1,490,750	3.07%	$1,665,158	2.69%

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
At May 31, 2005 and 2004, the Company reported minority interests of $19 million and $21 million, respectively, on the consolidated balance sheets. Minority interest represents the interest of other parties in RTFC and NCSC. The members of RTFC and NCSC own or control 100% of the interest in the respective company. CFC implemented FIN 46(R) on June 1, 2003 which required the consolidation of RTFC’s and NCSC’s results of operation and financial condition even though CFC has no financial interest or voting control over either company.
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
CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net margin to its members. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At that time, CFC’s board of directors allocates its net margin to its members in the form of patronage capital and to board approved reserves. Currently, CFC has two such board approved reserves, the education fund and the members’ capital reserve. CFC allocates a small portion, less than 1%, of net margin annually to the education fund. The allocation to the education fund must be at least 0.25% of net margin as required by CFC’s bylaws. Funds from the education fund are disbursed annually to fund cooperative education among employees and directors of cooperatives in the service territories of each state. The board of directors determines the amount of net margin that is allocated to the members’ capital reserve, if any. The members’ capital reserve represents margins that are held by CFC to increase equity retention. The margins held in the members’ capital reserve have not been allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by CFC’s board of directors. All remaining net margin is allocated to CFC’s members in the form of patronage capital. CFC bases the amount of net margin allocated to each member on the members’ patronage of the CFC lending programs in the year that the net margin was earned. There is no impact on CFC’s total equity as a result of allocating margins to members in the form of patronage capital or to board approved reserves. CFC’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years. CFC’s total equity is reduced by the amount of patronage capital retired to members and by amounts disbursed from board approved reserves. CFC adjusts the net margin it allocates to members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52.
CFC’s board of directors authorized the retirement of $69 million of allocated margins in July 2004, representing 70% of the allocated margin for fiscal year 2004 and one-ninth of the allocated margins for fiscal years 1991, 1992 and 1993. This amount was retired in August 2004. Under current policy, the remaining 30% of the fiscal year 2003 allocated margin will be retained by CFC and used to fund operations for 15 years and then may be retired. The retirement of allocated margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008. After that time and under current policy, retirements will be comprised of the 70% of allocated margins from the prior year as approved by the board of directors and the remaining portion of allocated margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter). The $69 million retired by CFC in August 2004 included $18 million to RTFC.
In July 2005, CFC’s board of directors authorized the allocation of the fiscal year 2005 adjusted net margin as follows: $0.8 million to the education fund, $83 million to members in the form of patronage capital and $33 million to the members’ capital reserve. In July 2005, CFC’s board of directors also authorized the retirement of allocated margins totaling $71 million, representing 70% of the fiscal year 2005 allocated margin and one-ninth of the fiscal years 1991, 1992 and 1993 allocated margins. This amount will be returned to members at the end of August 2005. Future allocations and retirements of margins will be made annually as determined by CFC’s board of directors with due regard for CFC’s financial condition. The board of directors for CFC has the authority to change the policy for allocating and retiring net margins at any time, subject to applicable cooperative law.
At May 31, 2005 and 2004, the total equity included the following components:

	May 31,
(Dollar amounts in thousands)	2005	2004
Membership fees	$993	$993
Education fund	1,200	1,322
Members’ capital reserve	164,067	131,296
Allocated net margin	357,323	351,621
Unallocated margin (1)	—	(2,106)

Total members’ equity	523,583	483,126
Prior year cumulative derivative forward value and foreign currency adjustments	224,716	523,223
Current period derivative forward value (2)	27,226	(233,197)
Current period foreign currency adjustments	(22,893)	(65,310)

Total retained equity	752,632	707,842
Accumulated other comprehensive income (loss)	16,129	(12,108)

Total equity	$768,761	$695,734

(1)	The May 31, 2004 balance includes NCSC equity which is included in consolidated equity rather than minority interest since it was in a deficit equity position at that time and therefore represented a charge to CFC.

(2)	Represents the derivative forward value gain (loss) recorded by CFC for the period.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(11)	Employee Benefits
CFC is a participant in the National Rural Electric Cooperative Association (“NRECA”) Retirement Security Pension Plan. This plan is available to all qualified CFC employees. Under the plan, participating employees are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the plan. CFC contributed $2.8 million, $2.5 million and $2.2 million to the Retirement Security Pension Plan during fiscal years 2005, 2004 and 2003, respectively. Funding requirements that are billed are charged to general and administrative expenses on a monthly basis. This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.
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
The Company guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At May 31, 2005 and 2004, the Company had recorded a guarantee liability totaling $16 million and $19 million, respectively, which represents the Company’s contingent and non-contingent exposure related to guarantees of members’ debt obligations. The contingent guarantee liability at May 31, 2005 and 2004 totaled $16 million and $19 million, respectively, based on management’s estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal borrower risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of less than $1 million at May 31, 2005 and 2004 relates to the Company’s non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. The Company’s non-contingent obligation is estimated based on guarantee fees received. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. The Company has recorded a non-contingent obligation for all new guarantees since January 1, 2003 in accordance with FIN 45. The Company received and deferred fees of $0.6 million, $0.8 million and $0.5 million for the years ended May 31, 2005 and 2004 and for the period from January 1, 2003 to May 31, 2003, respectively, related to new guarantees issued during the periods.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The following chart summarizes total guarantees by type and segment at May 31, 2005 and 2004:

(Dollar amounts in thousands)	2005	2004
Long-term tax exempt bonds(1)	$738,385	$780,940
Debt portions of leveraged lease transactions(2)	12,285	14,838
Indemnifications of tax benefit transfers(3)	141,996	159,745
Letters of credit(4)	196,597	307,518
Other guarantees(5)	68,489	68,258

Total	$1,157,752	$1,331,299

Total by segment:
CFC:
Distribution	$41,842	$60,672
Power supply	1,066,373	1,130,379
Statewide and associate	41,642	111,195

CFC total	1,149,857	1,302,246
NCSC	7,895	29,053

Total	$1,157,752	$1,331,299

(1)	The maturities for this type of guarantee run through 2026. CFC has guaranteed debt issued in connection with the construction or acquisition by CFC members of pollution control, solid waste disposal, industrial development and electric distribution facilities. CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of default by a system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system’s reimbursement obligation.

Of the amounts shown above, $692 million and $725 million as of May 31, 2005 and 2004, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC’s maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of May 31, 2005, CFC’s maximum potential exposure for the $46 million of fixed rate tax-exempt bonds is $58 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC’s exposure to future interest payments on these bonds. CFC’s maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)	The maturities for this type of guarantee run through 2007. CFC has guaranteed the rent obligation of its members to a third party. In the event of default by the system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the debt obligation. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system’s reimbursement obligation. As of May 31, 2005, CFC’s maximum potential exposure for guaranteed principal and interest is $14 million. This amount is secured by the property leased, the owner’s rights as lessor and, in some instances, all assets of the lessee.

(3)	The maturities for this type of guarantee run through 2015. CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. In the event of default by a system for non-payment of indemnity payments, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the indemnity payments. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system’s reimbursement obligation. The amounts shown represent CFC’s maximum potential exposure for guaranteed indemnity payments. A member’s obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction. This amount is secured by a mortgage lien on all of the system’s assets and future revenues. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member’s property. Due to changes in federal tax law, no further guarantees of this nature are anticipated.

(4)	The maturities for this type of guarantee run through 2017. Additionally, letters of credit totaling $9 million at May 31, 2005 have a term of one year and automatically extend for a period of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The Company issues irrevocable letters of credit to support members’ obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw. Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys’ fees. As of May 31, 2005, the Company’s maximum potential exposure is $197 million, of which $159 million is secured. Security provisions include a mortgage lien on all of the system’s assets, future revenues, and the system’s commercial paper invested at the Company. In addition to the letters of credit listed in the table, under master letter of credit facilities, the Company may be required to issue up to an additional $212 million in letters of credit to third parties for the benefit of its members at May 31, 2005. At May 31, 2004, this amount was $121 million.

(5)	The maturities for this type of guarantee run through 2025. CFC provides other guarantees as required by its members. In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC’s general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system’s reimbursement obligation. Of CFC’s maximum potential exposure for guaranteed principal and interest totaling $68 million at May 31, 2005, $8 million is secured by a mortgage lien on all of the system’s assets and future revenues and the remaining $60 million is unsecured.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.
The following table details the scheduled reductions of CFC’s outstanding guarantees in each of the fiscal years following May 31, 2005:

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
Members’ Subordinated Certificates
As it is impracticable to develop a discount rate that measures fair value, subordinated certificates have not been valued. Members’ subordinated certificates are extended long-term obligations of the Company; many have original maturities of 70 to 100 years. These certificates are issued to the Company’s members as a condition of membership or as a condition of obtaining loan funds or guarantees and are non-transferable. As these certificates were not issued primarily for their future payment stream but mainly as a condition of membership and to receiving future loan funds, there is no ready market from which to obtain fair value quotes.
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The Company updates impairment calculations on a quarterly basis. Since a borrower’s original contract rate may include a variable rate component, calculated impairment could vary with changes to the Company’s variable rate, independent of a borrower’s underlying economic condition. In addition, the calculated impairment for a borrower will fluctuate based on changes to certain assumptions. Changes to assumptions include, but are not limited to the following:
•	court rulings,

•	changes to collateral values, and

•	changes to expected future cash flows both as to timing and amount.
(c) At May 31, 2005 and 2004, CFC had a total of $594 million and $618 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers. All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at May 31, 2005 and 2004 represented 2.9% and 2.8%, respectively, of the Company’s total loans and guarantees outstanding.
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
(d) VarTec Telecom, Inc. (“VarTec”) is a telecommunications company and RTFC borrower located in Dallas, Texas. VarTec has experienced extensive competition in its primary businesses, resulting in a significant reduction to its cash flow. VarTec and 16 of its U.S.-based affiliates, which are guarantors of VarTec’s debt to RTFC, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004 in Dallas, Texas. VarTec is continuing operations pending completion of sales of its remaining operating assets.
RTFC is VarTec’s principal senior secured creditor. At May 31, 2005 and 2004, RTFC had a total of $135 million and $340 million, respectively, of loans outstanding to VarTec. The loan balance at May 31, 2004 was reduced during fiscal year 2005 by $119 million in payments, $34 million for offsets of allocated but unretired patronage capital and subordinated capital certificates and $52 million in asset sales. All loans to VarTec are on non-accrual status, resulting in the application of all payments received against principal. RTFC and VarTec entered into an amended and restated credit agreement effective as of October 7, 2004 (the “Amended Credit Agreement”). On October 8, 2004, VarTec repaid $90 million of its loans to RTFC; $70 million of the repayment was applied to long-term loans and $20 million of the repayment was applied to a $70 million revolving credit facility under the Amended Credit Agreement and was available for readvance subject to satisfaction of the terms and conditions therein. During fiscal year 2005, RTFC offset $4 million of allocated but unretired patronage capital and $30 million of subordinated capital certificates against the loan balance.
RTFC agreed to provide VarTec debtor-in-possession (“DIP”) financing up to $20 million, plus temporary additional revolving loans of up to $10 million. The financing available under the temporary additional revolving loans has been reduced to zero and cancelled. As part of the agreement, VarTec is required to sweep all cash to RTFC on a daily basis for application first to the DIP financing and then to other RTFC secured debt. As of January 12, 2005, the bankruptcy court approved the financing on a final basis and reserved claims against RTFC and challenges to RTFC’s liens until a later date. The deadline for filing such claims was July 6, 2005. On June 10, 2005, the Official Committee of Unsecured Creditors (the “UCC”) initiated an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. No other party had filed such a claim by expiration of the deadline. The adversary proceeding asserts the following claims: (i) that RTFC may have engaged in wrongful activities prior to the filing of the bankruptcy proceeding (e.g., RTFC had “control” over VarTec’s affairs, RTFC exerted “financial leverage” over VarTec and is liable for VarTec’s “deepening insolvency”); (ii) that RTFC’s claims against VarTec should be equitably subordinated to the claims of other creditors because of the alleged wrongful activities; and (iii) that certain payments made by VarTec to RTFC and certain liens granted to RTFC are avoidable

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
as preferences or fraudulent transfers or should otherwise be avoided and re-distributed for the benefit of VarTec’s bankruptcy estates. The adversary proceeding identifies payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On August 5, 2005, RTFC filed an answer and a motion to dismiss the deepening insolvency claim.
On December 17, 2004, VarTec sold its European operations, and on March 21, 2005, the court approved the sale of certain real estate in Addison, Texas, and miscellaneous personal property. On May 5, 2005, VarTec sold its Canadian operations. On July 29, 2005, the court approved a sale of VarTec’s remaining operating assets (the “Domestic Assets Sale”). In August 2005, RTFC received $32 million representing partial payment of proceeds from the Domestic Assets Sale. Final closing of the Domestic Assets Sale is subject to government approvals; in the interim VarTec will continue to operate its business.
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
The court has also ordered that all net proceeds of such sales, including the Domestic Assets Sale, be provisionally applied to RTFC’s secured long-term debt. The application is subject to third parties’ rights, if any, superior to RTFC’s rights and liens, and to further court order to require the return of such funds for use as cash collateral under the Bankruptcy Code.
Based on its analysis, the Company believes that it is adequately reserved against its exposure to VarTec at May 31, 2005.
(e) Innovative Communication Corporation (“ICC”) is a diversified telecommunications company and RTFC borrower headquartered in St. Croix, United States Virgin Islands (“USVI”). In the USVI, through its subsidiary Virgin Islands Telephone Corporation d/b/a Innovative Telephone (“Vitelco”), ICC provides wire line local and long-distance telephone services. Cable television service and/or wireless telephone service is provided to subscribers in the USVI and a number of other islands located in the eastern and southern Caribbean and mainland France. ICC also owns a local newspaper based in St. Thomas, USVI and operates a public access television station that serves the USVI.
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
RTFC’s collateral for the loans includes (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC, (ii) a direct pledge of 100% of the voting stock of ICC’s USVI local exchange carrier subsidiary, Vitelco, (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC’s other operating subsidiaries, and (iv) a personal guaranty of the loans from ICC’s indirect majority shareholder and chairman.
On June 1, 2004, RTFC filed a lawsuit in the United States District Court for the Eastern District of Virginia against ICC for failure to comply with the terms of its loan agreement with RTFC dated August 27, 2001 as amended on April 4, 2003 (hereinafter, the “loan default litigation”). RTFC thereafter amended the complaint to allege additional loan agreement defaults by ICC and to demand the full repayment of ICC’s total outstanding debt under the loan agreement, including all principal, interest and fees. ICC answered the amended complaint, denied that it is in default under the loan agreement, and asserted a counterclaim seeking the reformation of the loan agreement to conform to a 1989 settlement agreement among the Virgin Islands Public Services Commission, ICC’s predecessor, and RTFC, in a manner that ICC contended would relieve it of some of the defaults alleged in the amended complaint.
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
By an order dated October 19, 2004, the Court granted ICC’s motion to transfer the loan default and guarantee actions to the District of the Virgin Islands. The Court also granted a motion to allow ICC to add a first supplemental counterclaim for anticipatory breach relating to RTFC’s alleged funding obligation for the settlement of a litigation brought by shareholders of ICC’s former parent company against ICC and some of its directors in connection with a buyout of those shareholders by ICC in 1998 (the “Greenlight litigation”). RTFC replied to ICC’s counterclaim for anticipatory breach by denying all material allegations and liability.
On January 11, 2005, RTFC served a motion for partial summary judgment in the loan default action. In its motion, RTFC seeks partial summary judgment as to ICC’s liability for certain events of default alleged in the amended complaint. In addition, RTFC seeks summary judgment dismissing ICC’s defense and counterclaim for reformation of the loan agreement, and ICC’s counterclaim for anticipatory repudiation in connection with the alleged obligation to fund ICC’s settlement of the Greenlight litigation. On March 2, 2005, the Virgin Islands District Court issued an order permitting the parties to take limited written and deposition discovery pertaining to RTFC’s partial summary judgment motion. ICC has opposed the motion for summary judgment and cross-moved for summary judgment dismissing the loan default action on the ground that loan is not in default for various reasons, including those set forth in its answer and counterclaims.
ICC has also filed a motion to amend its counterclaims to assert a variety of causes of action alleging that RTFC has not acted in good faith in connection with the lending relationship and with the enforcement by RTFC of its rights under the loan agreements, and seeking contribution against RTFC for any amounts that ICC may be called upon to pay in the Greenlight litigation. On March 2, 2005, the Virgin Islands District Court reserved ruling on ICC’s motion to amend its counterclaims. These same counterclaims were also alleged by ICC and its subsidiary Vitelco against RTFC in another action pending in the District of the Virgin Islands in which RTFC has sued the directors of ICC and Vitelco for breach of fiduciary duty. In each case, ICC has not stated the amount of damages it is seeking. RTFC has moved to dismiss these counterclaims in the derivative action and believes that they are meritless. The motion has not yet been scheduled for argument before the Court.
Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC and Vitelco at May 31, 2005.
(15) Segment Information
In November 2004, management changed the segment presentation to better reflect the reports it is currently using to manage the business. The Company’s consolidated and combined financial statements include the financial results of CFC, RTFC and NCSC. Full financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance. The segment presentation for the year ended May 31, 2005 reflects the operating results of each of the three companies as a separate segment. The three segments presented are CFC, RTFC and NCSC, replacing the prior segments of electric, telecommunications and other. The presentation of the years ended May 31, 2004 and 2003 have been restated on a comparable basis as the year ended May 31, 2005.
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

	For the year ended May 31, 2005
(Dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$772,619	$225,732	$27,775	$1,026,126
Cost of funds	(682,828)	(220,458)	(18,777)	(922,063)

Gross margin	89,791	5,274	8,998	104,063

Operating expenses:
General and administrative expenses	(43,863)	(2,959)	(2,054)	(48,876)
Rental and other income	5,645	—	—	5,645
Provision for loan losses	(16,402)	—	—	(16,402)
Recovery of guarantee losses	3,107	—	—	3,107

Total operating expenses	(51,513)	(2,959)	(2,054)	(56,526)

Results of operations of foreclosed assets	13,079	—	—	13,079
Impairment loss on foreclosed assets	(55)	—	—	(55)

Total gain on foreclosed assets	13,024	—	—	13,024

Derivative cash settlements	65,233	—	(2,189)	63,044
Derivative forward value	27,226	—	(906)	26,320
Foreign currency adjustments	(22,893)	—	—	(22,893)

Total gain (loss) on derivative and foreign currency adjustments	69,566	—	(3,095)	66,471

Operating margin	120,868	2,315	3,849	127,032

Income tax expense	—	(57)	(1,461)	(1,518)

Net margin per segment reporting	$120,868	$2,258	$2,388	$125,514

Reconciliation of net margin:
Net margin per segment reporting				$125,514
Minority interest- RTFC and NCSC net margin				(2,540)

Net margin per consolidated statement of operations				$122,974

Assets:
Loans to members	$15,505,166	$2,992,192	$474,710	$18,972,068
Less: Allowance for loan losses	(588,365)	—	(1,384)	(589,749)

Loans to members, net	14,916,80	2,992,192	473,326	18,382,319
Other assets	1,329,954	266,040	67,775	1,663,769

Total assets	$16,246,755	$3,258,232	$541,101	$20,046,088

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	For the year ended May 31, 2004
(Dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$673,078	$306,579	$27,636	$1,007,293
Cost of funds	(607,771)	(300,281)	(17,600)	(925,652)

Gross margin	65,307	6,298	10,036	81,641

Operating expenses:

General and administrative expenses	(40,860)	(4,256)	(1,040)	(46,156)
Rental and other income	5,764	—	—	5,764
(Provision for) recovery of loan losses	(55,364)	—	443	(54,921)
Recovery of guarantee losses	851	—	—	851

Total operating expenses	(89,609)	(4,256)	(597)	(94,462)

Results of operations of foreclosed assets	13,469	—	—	13,469
Impairment loss on foreclosed assets	(10,877)	—	—	(10,877)

Total loss on foreclosed assets	2,592	—	—	2,592

Derivative cash settlements	113,694	—	(3,607)	110,087
Derivative forward value	(233,198)	—	4,066	(229,132)
Foreign currency adjustments	(65,310)	—	—	(65,310)

Total (loss) gain on derivative and foreign currency adjustments	(184,814)	—	459	(184,355)

Operating (loss) margin	(206,524)	2,042	9,898	(194,584)

Income tax expense	—	(52)	(3,765)	(3,817)
Cumulative effect of change in accounting principle	22,369	—	—	22,369

Net (loss) margin per segment reporting	$(184,155)	$1,990	$6,133	$(176,032)

Reconciliation of net margin:
Net margin per segment reporting				$(176,032)

Minority interest- RTFC and NCSC net margin				(1,989)

Net margin per consolidated statement of operations				$(178,021)

Assets:
Loans to members	$15,355,584	$4,643,008	$489,931	$20,488,523

Less: Allowance for loan losses	(571,739)	—	(2,200)	(573,939)

Loans to members, net	14,783,84	4,643,008	487,731	19,914,584

Other assets	967,986	505,439	53,229	1,526,654

Total assets	$15,751,831	$5,148,447	$540,960	$21,441,238

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	For the year ended May 31, 2003
(Dollar amounts in thousands)	CFC	RTFC	Combined
Statement of Operations:
Operating income	$726,383	$344,492	$1,070,875
Cost of funds	(601,730)	(337,602)	(939,332)

Gross margin	124,653	6,890	131,543

Operating expenses:
General and administrative expenses	(40,435)	(4,127)	(44,562)
Rental and other income	6,393	—	6,393
Provision for loan losses	(43,071)	—	(43,071)
Provision for guarantee losses	(25,195)	—	(25,195)

Total operating expenses	(102,308)	(4,127)	(106,435)

Results of operations of foreclosed assets	9,734	—	9,734
Impairment loss on foreclosed assets	(19,689)	—	(19,689)

Total loss on foreclosed assets	(9,955)	—	(9,955)

Derivative cash settlements	122,825	—	122,825
Derivative forward value	757,212	—	757,212
Foreign currency adjustments	(243,220)	—	(243,220)

Net margin per segment reporting	$649,207	$2,763	$651,970

(16) Selected Quarterly Financial Data (Unaudited)
Summarized results of operations for the four quarters of fiscal years 2005 and 2004 are as follows:

	Fiscal Year 2005
	Quarters Ended
(Dollar amounts in thousands)	August 31	November 30	February 28	May 31	Total Year
		(As restated)	(As restated)		(restated)

Operating income	$247,125	$281,304	$251,325	$246,372	$1,026,126
Gross margin	18,747	54,501	23,185	7,630	104,063
Operating margin (loss)	90,738	40,874	9,880	(14,460)	127,032
Net margin (loss)	89,941	38,966	8,521	(14,454)	122,974

	Fiscal Year 2005
	Quarters Ended
(Dollar amounts in thousands)	August 31	November 30	February 29	May 31	Total Year

Operating income	$255,275	$256,537	$246,874	$248,607	$1,007,293
Gross margin	29,900	22,282	21,399	8,060	81,641
Operating (loss) margin	(240,210)	83,760	96,188	(134,322)	(194,584)
Net (loss) margin prior to cumulative effect of change in accounting principle	(241,912)	82,221	95,146	(135,845)	(200,390)
Net (loss) margin	(219,543)	82,221	95,146	(135,845)	(178,021)
In the fourth quarter of fiscal year 2005, the Company made an adjustment to reclassify funding cost reported in the results of operations of foreclosed assets to the cost of funds line on the consolidated statement of operations. A total of $4.9 million of funding cost was reported as part of the results of operations for the first three quarters of fiscal year 2005. In May 2005, the Company reclassified the $4.9 million from the results of operations of foreclosed assets to the cost of funds on the consolidated statement of operations. A total of $9.7 million of funding cost was reported as part of the results of operations of foreclosed assets during the four quarters of fiscal year 2004. In May 2005, the Company reclassified the $9.7 million of funding cost from the result of operations of foreclosed assets to the cost of funds on the consolidated statement of operations. This reclassification did not impact the reported operating margin or net margin for either fiscal year 2005 or 2004.

CFC has made adjustments to the quarterly operating margin and net margin reported in fiscal year 2005 to reflect the write off of the SFAS 133 transition adjustment associated with interest rate exchange agreements fully or partially terminated during the quarter ended November 30, 2004 (see further discussion in Note 1(t)). CFC determined that it was necessary to restate the amount of amortization of the transition adjustment recorded in the derivative forward value line for all quarters subsequent to the quarter ended November 30, 2004. This results in the restatement to the operating margin and net margin/(loss) reported for each quarter.
The following is a reconciliation of the amounts previously reported in the May 31, 2005 Form 10-K and the November 30, 2004 and February 28, 2005 Form 10-Qs to the restated amounts as reported in this May 31, 2005 Form 10-K/A.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	November 30,	February 28,	May 31,
(Amounts in thousands)	2004	2005	2005
Derivative forward value as previously reported	$91,902	$(28,056)	$(88,715)
Adjustment to transition adjustment amortization	(7,998)	2,071	2,372

Restated derivative forward value	$83,904	$(25,985)	$(86,343)

	November 30,	February 28,	May 31,
(Amounts in thousands)	2004	2005	2005
Operating margin (loss) as previously reported	$48,872	$7,809	$(16,832)
Adjustment to transition adjustment amortization	(7,998)	2,071	2,372

Restated operating margin (loss)	$40,874	$9,880	$(14,460)

	November 30,	February 28,	May 31,
(Amounts in thousands)	2004	2005	2005
Net margin/(loss) as previously reported	$46,964	$6,450	$(16,826)
Adjustment to transition adjustment amortization	(7,998)	2,071	2,372

Restated net margin/(loss)	$38,966	$8,521	$(14,454)

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