Form 10-Q/A
period 2005-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2006-01-19
CIK 70502

FORM 10-Q/A
(Amendment No. 1)
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including the area code (703) 709-6700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .
The Registrant has no stock.

Explanatory Note
We are filing this amendment to National Rural Utilities Cooperative Finance Corporation’s (“CFC” or the “Company”) Form 10-Q for the quarter ended August 31, 2005 to amend and restate the consolidated financial statements for fiscal year 2005 and the quarter ended August 31, 2005 with respect to an accounting error related to the amount of the derivative transition adjustment amortized during each such period. During the quarter ended November 30, 2004, CFC terminated seven interest rate exchange agreements prior to the scheduled maturity. As part of the early termination of the interest rate exchange agreements, CFC should have written off $8 million of unamortized transition adjustment related to such agreements during the quarter ended November 30, 2004. Instead, CFC continued to amortize the related transition adjustment based on the original maturity schedule. See Note 1(f) to the consolidated financial statements for the impact on the consolidated financial statements for the periods presented in this Form 10-Q/A.
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
The Company has not updated the disclosure in this Form 10-Q/A for subsequent events through the filing date.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar amounts in thousands)
ASSETS

	August 31, 2005 (As restated)*	May 31, 2005

Cash and cash equivalents	$318,482	$418,514

Loans to members	18,202,585	18,972,068
Less: Allowance for loan losses	(589,699)	(589,749)

Loans to members, net	17,612,886	18,382,319

Receivables	365,950	299,350

Fixed assets, net	4,468	42,496

Assets held for sale	40,240	—

Debt service reserve funds	93,182	93,182

Bond issuance costs, net	54,919	56,492

Foreclosed assets	117,734	140,950

Derivative assets	552,837	584,863

Other assets	26,890	27,922

	$19,187,588	$20,046,088

See accompanying notes.
* See note 1(f)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar amounts in thousands)
LIABILITIES AND EQUITY

	August 31, 2005
	(As restated)*	May 31, 2005
Short-term debt	$1,881,183	$2,952,579

Accrued interest payable	389,145	256,011

Long-term debt	13,891,858	13,701,955

Deferred income	47,630	51,219

Guarantee liability	12,769	16,094

Other liabilities	35,642	26,596

Derivative liabilities	81,512	78,471

Subordinated deferrable debt	685,000	685,000

Members’ subordinated certificates:
Membership subordinated certificates	663,328	663,067
Loan and guarantee subordinated certificates	792,390	827,683

Total members’ subordinated certificates	1,455,718	1,490,750

Minority interest — RTFC and NCSC members’ equity	18,212	18,652

Equity:
Retained equity	674,129	752,632
Accumulated other comprehensive income	14,790	16,129

Total equity	688,919	768,761

	$19,187,588	$20,046,088

See accompanying notes.
* See note 1(f)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollar amounts in thousands)
For the Three Months Ended August 31, 2005 and 2004

	Three Months Ended
	August 31,
	2005
	(As restated)*	2004
Operating income	$247,361	$247,125
Cost of funds	(232,761)	(228,378)

Gross margin	14,600	18,747

Expenses:
General and administrative	(12,117)	(12,407)
Rental and other income	1,462	1,382
Recovery of guarantee losses	3,300	407

Total expenses	(7,355)	(10,618)

Results of operations of foreclosed assets	4,692	2,427

Derivative and foreign currency adjustments:
Derivative cash settlements	20,200	20,298
Derivative forward value	(34,889)	54,744
Foreign currency adjustments	(1,260)	5,140

Total (loss) gain on derivative and foreign currency adjustments	(15,949)	80,182

Operating (loss) margin	(4,012)	90,738

Income tax expense	(199)	(195)

(Loss) margin prior to minority interest	(4,211)	90,543

Minority interest — RTFC and NCSC net margin	(1,106)	(602)

Net (loss) margin	$(5,317)	$89,941

See accompanying notes.
* See note 1(f)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Dollar amounts in thousands)
For the Three Months Ended August 31, 2005 and 2004

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Margin	Fund	Reserve	Fund	Other
Quarter ended August 31, 2005:

Balance as of May 31, 2005	$768,761	$16,129	$752,632	$993	$229,049	$1,200	$164,067	$497	$356,826

Patronage capital retirement	(72,912)	—	(72,912)	—	—	—	—	—	(72,912)

Operating loss (As restated)*	(4,012)	—	(4,012)	—	(4,012)	—	—	—	—

Accumulated other comprehensive income (As restated)*	(1,339)	(1,339)	—	—	—	—	—	—	—

Income tax expense	(199)	—	(199)	—	(199)	—	—	—	—

Minority interest — RTFC and NCSC net margin	(1,106)	—	(1,106)	—	(1,106)	—	—	—	—

Other	(274)	—	(274)	—	—	(274)	—	—	—

Balance as of August 31, 2005 (As restated)*	$688,919	$14,790	$674,129	$993	$223,732	$926	$164,067	$497	$283,914

Quarter ended August 31, 2004:

Balance as of May 31, 2004	$695,734	$(12,108)	$707,842	$993	$222,610	$1,322	$131,296	$497	$351,124

Patronage capital retirement	(69,269)	—	(69,269)	—	—	—	—	—	(69,269)

Operating margin	90,738	—	90,738	—	90,738	—	—	—	—

Accumulated other comprehensive income	3,775	3,775	—	—	—	—	—	—	—

Income tax expense	(195)	—	(195)	—	(195)	—	—	—	—

Minority interest — RTFC and NCSC net margin	(602)	—	(602)	—	(602)	—	—	—	—

Other	(302)	—	(302)	—	—	(302)	—	—	—

Balance as of August 31, 2004	$719,879	$(8,333)	$728,212	$993	$312,551	$1,020	$131,296	$497	$281,855

See accompanying notes.
* See note 1(f)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)
For the Three Months Ended August 31, 2005 and 2004

	2005
	(As restated)*	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) margin	$(5,317)	$89,941
Add (deduct):
Amortization of deferred income	(3,683)	(4,621)
Amortization of bond issuance costs and deferred charges	2,659	3,770
Depreciation	784	716
Recovery of guarantee losses	(3,300)	(407)
Results of operations of foreclosed assets	(4,692)	(2,427)
Derivative forward value	34,889	(54,744)
Foreign currency adjustments	1,260	(5,140)
Changes in operating assets and liabilities:
Receivables	(66,079)	(103,623)
Accrued interest payable	133,134	174,166
Other	(11,749)	15,491

Net cash provided by operating activities	77,906	113,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(1,405,049)	(1,547,023)
Principal collected on loans	2,170,964	1,563,136
Net investment in fixed assets	(1,466)	(404)
Net cash (invested in) provided by foreclosed assets	(346)	73,120
Net proceeds from sale of foreclosed assets	28,254	—

Net cash provided by investing activities	792,357	88,829

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from issuance of short-term debt, net	(1,408,543)	1,007,796
Proceeds from issuance of long-term debt, net	586,805	59,339
Payments for retirement of long-term debt	(55,683)	(1,033,757)
Proceeds from issuance of members’ subordinated certificates	15,270	14,847
Payments for retirement of members’ subordinated certificates	(50,816)	(7,265)
Payments for retirement of patronage capital	(57,328)	(69,269)

Net cash used in financing activities	(970,295)	(28,309)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(100,032)	173,642
BEGINNING CASH AND CASH EQUIVALENTS	418,514	140,307

ENDING CASH AND CASH EQUIVALENTS	$318,482	$313,949

See accompanying notes.
* See note 1(f)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)
For the Three Months Ended August 31, 2005 and 2004

	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during three-month period for interest	$99,138	$164,082

Non-cash financing and investing activities:
Patronage capital applied against loan balances	$1,829	$—
Minority interest patronage capital applied against loan balances	1,689	—
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
The Company’s consolidated membership was 1,550 as of August 31, 2005 including 900 utility members, the majority of which are consumer-owned electric cooperatives, 512 telecommunications members, 69 service members and 69 associates in 49 states, the District of Columbia and two U.S. territories. The utility members included 829 distribution systems and 71 generation and transmission (“power supply”) systems. Memberships among CFC, RTFC and NCSC have been eliminated in consolidation. All references to members within this document include members and associates.
In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary for a fair statement of the Company’s results for the interim periods presented. Operating results for the three months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006.
The notes to the consolidated and combined financial statements for the years ended May 31, 2005 and 2004 should be read in conjunction with the accompanying financial statements. (See the Company’s Form 10-K/A for the year ended May 31, 2005.)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. While the Company uses its best estimates and judgments based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.
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
(c) Operating Income
The majority of the Company’s operating income relates to interest earned on loans to members that is recognized on an accrual basis, unless specified otherwise in Note 13. Operating income also includes other fees associated with the Company’s loan and guarantee transactions. These fees, as well as the related recognition policy, are summarized below:

•	Conversion fees may be charged when converting from one loan interest rate option to another. Conversion fees are deferred and recognized, using the straight-line method, which approximates the interest method, over the remaining term of the original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion which is recognized immediately.

•	Prepayment fees are charged for the early repayment of principal in full and are recognized when collected.

•	Late payment fees are charged on late loan payments and are recognized when collected.

•	Origination fees are charged only on RTFC loan commitments and in most cases are refundable on a prorata basis according to the amount of the loan commitment that is advanced. Such refundable fees are deferred and then recognized in full if the loan is not advanced prior to the expiration of the commitment.

•	Guarantee fees are charged based on the amount, type and term of the guarantee. Guarantee fees are deferred and amortized using the straight-line method, which approximates the interest method, into operating income over the life of the guarantee.

•	Commitment fees are charged on committed lines of credit. These fees are recognized when collected.
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
(d) Comprehensive Income
Comprehensive income includes the Company’s net margin, as well as other comprehensive income related to derivatives. Comprehensive income for the three months ended August 31, 2005 and 2004 is calculated as follows:

	For the three months ended August 31,
(Dollar amounts in thousands)	2005	2004
Net (loss) margin	$(5,317)	$89,941
Other comprehensive income:
Unrealized (loss) gain on derivatives	(1,559)	239
Reclassification adjustment for realized losses on derivatives	220	3,536

Comprehensive (loss) income	$(6,656)	$93,716

(e) Reclassifications
Certain reclassifications of prior period amounts have been made to conform to the current reporting format.
(f) Restatement
Subsequent to the issuance of the Company’s August 31, 2005 consolidated financial statements, the Company’s management identified an error in the amount of derivative transition adjustment amortized during fiscal year 2005 and the quarter ended August 31, 2005 and has restated its consolidated financial statements for the correction of this error. As part of the implementation of SFAS 133 on June 1, 2001, CFC recorded a transition adjustment related to the interest rate exchange agreements that did not qualify for hedge treatment. During the quarter ended November 2004, CFC fully or partially terminated seven interest rate exchange agreements that were in place on June 1, 2001, and therefore were included in the calculation of the transition adjustment. CFC fully or partially terminated these interest rate exchange agreements due to the prepayment of the loans for which the agreements were used as part of the loan funding. At the time the interest rate exchange agreements were fully or partially terminated, CFC should have written off the related unamortized transition adjustment. CFC did not write off the related transition adjustment, but rather continued to amortize the transition adjustment according to the original maturity schedule. CFC has decreased the amount of transition adjustment amortization recorded in the derivative forward value line of the consolidated statement of operations by $2 million for the quarter ended August 31, 2005. The decrease to the amount of amortization recorded results in an increase to operating margin and net margin in the same amount for the quarter ended August 31, 2005.

A summary of the significant effects of the restatement on the August 31, 2005 consolidated balance sheet and statement of operations is as follows:

		Accumulated
	Retained	Other Comprehensive
(Amounts in thousands)	Equity	Income
As previously reported	$675,783	$13,136
Change in amortization of transition adjustment	(1,654)	1,654

As restated	$674,129	$14,790

		Total (Loss)
		on Derivative and
	Derivative Forward	Foreign Currency		(Loss) Prior to
(Amounts in thousands)	Value	Adjustments	Operating (Loss)	Minority Interest	Net (Loss)
As previously reported	$(36,790)	$(17,850)	$(5,913)	$(6,112)	$(7,218)
Change in amortization of transition adjustment	1,901	1,901	1,901	1,901	1,901

As restated	$(34,889)	$(15,949)	$(4,012)	$(4,211)	$(5,317)

In addition to the above restatement, the Company has changed the presentation of operating expenses to make a separate presentation of rental and other income on the consolidated statements of operations.

(2) Loans and Commitments
Loans outstanding to members and unadvanced commitments by loan type are summarized as follows:

	August 31, 2005		May 31, 2005
	Loans	Unadvanced (1)	Loans	Unadvanced (1)
(Dollar amounts in thousands)	outstanding	commitments	outstanding	commitments
Total by loan type:
Long-term fixed rate loans	$13,155,448	$—	$12,724,758	$—
Long-term variable rate loans	3,872,690	5,612,283	4,961,397	5,537,121
Loans guaranteed by RUS	265,556	591	258,493	8,491
Intermediate-term loans	9,302	23,983	10,328	25,714
Line of credit loans	899,589	6,224,549	1,017,092	6,122,693

Total loans	18,202,585	11,861,406	18,972,068	11,694,019
Less: Allowance for loan losses	(589,699)	—	(589,749)	—

Net Loans	$17,612,886	$11,861,406	$18,382,319	$11,694,019

Total by segment:
CFC:
Distribution	$12,711,410	$8,910,805	$12,728,866	$8,821,217
Power supply	2,619,454	2,039,717	2,640,787	2,059,350
Statewide and associate	131,849	110,667	135,513	124,539

CFC Total	15,462,713	11,061,189	15,505,166	11,005,106
RTFC	2,301,263	583,438	2,992,192	518,514
NCSC	438,609	216,779	474,710	170,399

Total	$18,202,585	$11,861,406	$18,972,068	$11,694,019

The following table summarizes non-performing and restructured loans outstanding by segment and by loan program:

	August 31, 2005		May 31, 2005
	Loans	Unadvanced (1)	Loans	Unadvanced (1)
(Dollar amounts in thousands)	outstanding	commitments	outstanding	commitments
Non-performing loans:
RTFC:
Long-term fixed rate loans	$212,984	$—	$213,092	$—
Long-term variable rate loans	314,158	—	353,480	—
Line of credit loans	33,219	20,000	49,777	34,188

Total RTFC loans	560,361	20,000	616,349	34,188
NCSC:
Long-term fixed rate loans	217	—	277	—

Total non-performing loans	$560,578	$20,000	$616,626	$34,188

Restructured loans:
CFC:
Long-term variable rate loans	$587,473	$200,000	$593,584	$200,000
RTFC:
Long-term fixed rate loans	7,207	—	7,342	—

Total restructured loans	$594,680	$200,000	$600,926	$200,000

(1)	Unadvanced commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced. Additional information may be required to assure that all conditions for advance of funds have been fully met and that there has been no material change in the member’s condition as represented in the supporting documents. Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. As the interest rate on unadvanced commitments is not set, long-term unadvanced commitments have been classified in this chart as variable rate unadvanced commitments. However, once the loan contracts are executed and funds are advanced, the commitments could be at either a fixed or a variable rate.
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
The following tables summarize the Company’s secured and unsecured loans outstanding by loan program and by segment.

	At August 31, 2005				At May 31, 2005
(Dollar amounts in thousands)	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Total by loan program:
Long-term fixed rate loans	$12,692,746	96%	$462,702	4%	$12,293,054	97%	$431,704	3%
Long-term variable rate loans	3,619,017	93%	253,673	7%	4,701,660	95%	259,737	5%
Loans guaranteed by RUS	265,556	100%	—	—	258,493	100%	—	—
Intermediate-term loans	1,151	12%	8,151	88%	1,235	12%	9,093	88%
Line of credit loans	166,292	18%	733,297	82%	201,466	20%	815,626	80%

Total loans	$16,744,762	92%	$1,457,823	8%	$17,455,908	92%	$1,516,160	8%

Total by loan program:
CFC	$14,329,616	93%	$1,133,097	7%	$14,316,925	92%	$1,188,241	8%
RTFC	2,058,302	89%	242,961	11%	2,747,845	92%	244,347	8%
NCSC	356,844	81%	81,765	19%	391,138	82%	83,572	18%

Total loans	$16,744,762	92%	$1,457,82	8%	$17,455,908	92%	$1,516,160	8%

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
Activity in the allowance account is summarized below for the three months ended August 31, 2005 and 2004 and the year ended May 31, 2005.

	For the three months ended		Year ended May 31,
(Dollar amounts in thousands)	August 31, 2005	August 31, 2004	2005
Balance at beginning of year	$589,749	$573,939	$573,939
Provision for loan losses	—	—	16,402
Write-offs	(238)	(303)	(1,354)
Recoveries	188	226	762

Balance at end of period	$589,699	$573,862	$589,749

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

The activity for foreclosed assets is summarized below for the three months ended August 31, 2005 and the year ended May 31, 2005.

	Three months ended	Year ended
(Dollar amounts in thousands)	August 31, 2005	May 31, 2005
Beginning balance	$140,950	$247,660
Results of operations	4,692	13,079
Net cash invested	346	(116,134)
Impairment to fair value write down	—	(55)
Sale of foreclosed assets	(28,254)	(3,600)

Ending balance of foreclosed assets	$117,734	$140,950

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

Revolving Credit Agreements
The following is a summary of the Company’s revolving credit agreements at August 31, 2005 and May 31, 2005:

	August 31,	May 31,		Facility fee per
(Dollar amount in thousands)	2005	2005	Termination Date	annum (1)
Three-year agreement	$1,740,000	$1,740,000	March 30, 2007	0.10 of 1%

Five-year agreement	1,975,000	1,975,000	March 23, 2010	0.09 of 1%

364-day agreement (2)	1,285,000	1,285,000	March 22, 2006	0.07 of 1%

	$5,000,000	$5,000,000

(1)	Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.

(2)	Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods. For the agreement in place at August 31, 2005 and May 31, 2005, if converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.125 of 1% per annum.
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
The following represents the Company’s required financial ratios under the revolving credit agreements at or for the three months ended August 31, 2005 and the year ended May 31, 2005:

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

(6) Long-Term Debt
The following is a summary of long-term debt at August 31, 2005 and May 31, 2005:

(Dollar amounts in thousands)	August 31, 2005	May 31, 2005
Unsecured long-term debt:
Medium-term notes, sold through dealers (1) (3)	$5,127,119	$5,387,082
Medium-term notes, sold directly to members (2)	62,249	68,382

Subtotal	5,189,368	5,455,464
Unamortized discount	(11,076)	(11,330)
Foreign currency valuation account (3)	183,350	220,553

Total unsecured medium-term notes	5,361,642	5,664,687

Unsecured long-term notes payable	83,770	91,124

Total unsecured long-term debt	5,445,412	5,755,811

Secured long-term debt:
Secured collateral trust bonds	2,952,006	2,952,024
Unamortized discount	(5,560)	(5,880)

Total secured collateral trust bonds	2,946,446	2,946,144

Secured long-term notes payable (4)	500,000	—

Total secured long-term debt	3,446,446	2,946,144

Short-term debt supported by revolving credit agreements, classified as long-term debt (see Note 5)	5,000,000	5,000,000

Total long-term debt	$13,891,858	$13,701,955

(1)	Medium-term notes sold through dealers mature through 2032 as of August 31, 2005 and May 31, 2005. Does not include $1,242 million and $921 million of medium-term notes sold through dealers that were reclassified as short-term debt at August 31, 2005 and May 31, 2005, respectively.

(2)	Medium-term notes sold directly to members mature through 2023 as of August 31, 2005 and May 31, 2005. Does not include $222 million and $206 million of medium-term notes sold to members that were reclassified as short-term debt at August 31, 2005 and May 31, 2005, respectively.

(3)	At August 31, 2005 and May 31, 2005, medium-term notes sold through dealers includes $434 million related to medium-term notes denominated in Euros and zero and $282 million, respectively, of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

(4)	In July 2005, the Company sold $500 million of 4.656% notes to Farmer Mac due in 2008 and secured by the pledge of CFC mortgage notes.
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
Interest Rate Exchange Agreements
At August 31, 2005 and May 31, 2005, the Company was a party to interest rate exchange agreements with notional amounts totaling $14,315 million and $13,693 million, respectively. The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk. The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future. The Company’s interest rate exchange agreements at August 31, 2005 have maturity dates ranging from 2005 to 2035.
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
During the three months ended August 31, 2005 and 2004, income related to interest rate exchange agreements that did not qualify for hedge accounting totaling $17 million and $14 million during the three months ended August 31, 2005 and 2004, respectively was recorded as derivative cash settlements in the consolidated statements of operations. Cash settlements includes income of $16 million and $14 million during the three months ended August 31, 2005 and 2004, respectively, related to the periodic amounts that were paid and received related to its interest rate exchange agreements. During the three months ended August 31, 2005, cash settlements also includes $1 million of fees received from counterparties related to the exiting of agreements. These agreements were terminated due to the prepayment of approximately $602 million of loans, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements. The impact on earnings for the three months ended August 31, 2005 and 2004 due to the change in fair value of these interest rate exchange agreements was a loss of $30 million and a gain of $57 million, respectively, recorded as part of the derivative forward value in the consolidated statements of operations. For the three months ended August 31, 2005 and 2004, the derivative forward value also includes amortization of $0.3 million and $4 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements. Less than $1 million is expected to be amortized over the next twelve months related to the transition adjustment and will continue through April 2029.
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
At August 31, 2005, the Company’s exchange agreements had a derivative fair value of $41 million, comprised of $47 million that would be due to the Company and $6 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $265 million, comprised of $309 million that would be due to the Company and $44 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

(9) Members’ Subordinated Certificates
CFC’s members are required to purchase membership certificates as a condition of membership. Such certificates are interest-bearing unsecured, subordinated debt of CFC. New members are required to purchase membership certificates based on an amount calculated as a percentage of the difference between revenue and the cost of power for a period of 15 years. New members purchase the certificates over time as a percentage of the amount they borrow from CFC. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership. CFC membership certificates typically have an original maturity of 100 years and pay interest at 5%. The weighted average maturity for all membership subordinated certificates outstanding at August 31, 2005 and May 31, 2005 was 71 years.
Members obtaining long-term loans, certain intermediate-term loans or guarantees are generally required to purchase additional loan or guarantee subordinated certificates with each such loan or guarantee based on the members’ CFC debt to equity ratio. These certificates are unsecured, subordinated debt of the Company.
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
(10) Minority Interest
At August 31, 2005 and May 31, 2005, the Company reported minority interests of $18 million and $19 million, respectively, on the consolidated balance sheets. Minority interest represents the interest of other parties in RTFC and NCSC. The members of RTFC and NCSC own or control 100% of the interest in the respective company. CFC implemented FIN 46(R) on June 1, 2003 which required the consolidation of RTFC’s and NCSC’s results of operations and financial condition even though CFC has no financial interest or voting control over either company.
During the three months ended August 31, 2005, the balance of minority interest was impacted by the offset of $2 million of unretired RTFC patronage capital allocations against the outstanding loan balance of an impaired borrower offset by $1 million of minority interest net margin for the three months ended August 31, 2005.
(11) Equity
CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net margin to its members. CFC maintains the current year net margin as unallocated through the end of its fiscal year. At that time, CFC’s board of directors allocates its net margin to members in the form of patronage capital and to board approved reserves. Currently, CFC has two such board approved reserves, the education fund and the members’ capital reserve. CFC allocates a small portion, less than 1%, of net margin annually to the education fund. The allocation to the education fund must be at least 0.25% of net margin as required by CFC’s bylaws. Funds from the education fund are disbursed annually to fund cooperative education among employees and directors of cooperatives in the service territories of each state. The board of directors determines the amount of net margin that is allocated to the members’ capital reserve, if any. The members’ capital reserve represents margins that are held by CFC to increase equity retention. The margins held in the members’ capital reserve have not been allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by CFC’s board of directors. All remaining net margin is allocated to CFC’s members in the form of patronage capital. CFC bases the amount of net margin allocated to each member on the members’ patronage of the CFC lending programs in the year that the net margin was earned. Members recognize allocations in the form of patronage capital as income when allocated by CFC. There is no impact on CFC’s total equity as a result of allocating margins to members in the form of patronage capital or to board approved reserves. CFC’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years. CFC’s total equity is reduced by the amount of patronage capital retired to members and by amounts disbursed from board approved reserves. CFC adjusts the net margin it allocates to members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52.

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
At August 31, 2005 and May 31, 2005, equity included the following components:

(Dollar amounts in thousands)	August 31, 2005	May 31, 2005
Membership fees	$993	$993
Education fund	926	1,200
Members’ capital reserve	164,067	164,067
Allocated net margin	284,411	357,323
Unallocated margin	30,872	—

Total members’ equity	481,269	523,583
Prior years cumulative derivative forward
value and foreign currency adjustments	229,049	224,716
Current period derivative forward value (1)	(34,929)	27,226
Current period foreign currency adjustments	(1,260)	(22,893)

Total retained equity	674,129	752,632
Accumulated other comprehensive income	14,790	16,129

Total equity	$688,919	$768,761

(1)	Represents the derivative forward value (gain) loss recorded by CFC for the period.
(12) Guarantees
The Company guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At August 31, 2005 and May 31, 2005, the Company had recorded a guarantee liability totaling $13 million and $16 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members’ debt obligations. The contingent guarantee liability at August 31, 2005 and May 31, 2005 totaled $12 million and $16 million, respectively, based on management’s estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal borrower risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of $1 million and less than $1 million, respectively, at August 31, 2005 and May 31, 2005 relates to the non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. The non-contingent obligation is estimated based on guarantee fees received. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. The Company deferred fees of $0.1 million for the three months ended August 31, 2005 and 2004 related to new guarantees issued during the periods.

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

Of the amounts shown above, $595 million and $692 million as of August 31, 2005 and May 31, 2005, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC’s maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of August 31, 2005, CFC’s maximum potential exposure for the $43 million of fixed rate tax-exempt bonds is $55 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC’s exposure to future interest payments on these bonds. CFC’s maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)	The maturities for this type of guarantee run through 2007. CFC has guaranteed the rent obligation of its members to a third party. In the event of default by the system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the debt obligation. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system’s reimbursement obligation. As of August 31, 2005, CFC’s maximum potential exposure for guaranteed principal and interest is $13 million. This amount is secured by the property leased, the owner’s rights as lessor and, in some instances, all assets of the lessee.

(3)	The maturities for this type of guarantee run through 2015. CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. In the event of default by a system for non-payment of indemnity payments, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the indemnity payments. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system’s reimbursement obligation. The amounts shown represent CFC’s maximum potential exposure for guaranteed indemnity payments. A member’s obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction. This amount is secured by a mortgage lien on all of the system’s assets and future revenues. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member’s property. Due to changes in federal tax law, no further guarantees of this nature are anticipated.

(4)	The maturities for this type of guarantee run through 2017. Additionally, letters of credit totaling $10 million as of August 31, 2005 have a term of one year and automatically extend for periods of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The Company issues irrevocable letters of credit to support members’ obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw. Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys’ fees. As of August 31, 2005, the Company’s maximum potential exposure is $190 million, of which $153 million is secured. Security provisions include a mortgage lien on all of the system’s assets, future revenues, and the system’s commercial paper invested at the Company. In addition to the letters of credit listed in the table above, under master letter of credit facilities, the Company may be required to issue up to an additional $201 million in letters of credit to third parties for the benefit of its members at August 31, 2005. At May 31, 2005, this amount was $212 million.

(5)	The maturities for this type of guarantee run through 2025. CFC provides other guarantees as required by its members. In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC’s general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system’s reimbursement obligation. Of CFC’s maximum potential exposure for guaranteed principal and interest totaling $68 million at August 31, 2005, $8 million is secured by a mortgage lien on all of the system’s assets and future revenues and the remaining $60 million is unsecured.

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
(b) The Company classified $1,146 million and $1,208 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan — an Amendment of SFAS 5 and SFAS 15, as amended, at August 31, 2005 and May 31, 2005, respectively. The Company reserved $421 million and $404 million of the loan loss allowance for such impaired loans at August 31, 2005 and May 31, 2005, respectively. The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. The Company did not accrue interest income on loans classified as impaired during the three months ended August 31, 2005 and 2004. The average recorded investment in impaired loans for the three months ended August 31, 2005 and 2004 was $1,177 million and $947 million, respectively.
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
(c) At August 31, 2005 and May 31, 2005, CFC had a total of $587 million and $594 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers. All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at August 31, 2005 and May 31, 2005 represented 3.1% and 2.9%, respectively, of the Company’s total loans and guarantees outstanding.
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
As part of the court order approving the debtor-in-possession (“DIP”) financing, VarTec was allowed to continue to make interest payments on the secured RTFC debt and to make principal payments during periods in which no amount was outstanding under the DIP financing. However pursuant to the terms of the Domestic Assets Sale, pending final closing of such sale, such payments will cease. Under the terms of the Domestic Assets Sale, the asset purchaser has reimbursed RTFC for the current amount outstanding under the DIP facility. In addition, the asset purchaser will be required to provide RTFC with funding for all future advances under the DIP facility. RTFC does not anticipate advancing any additional funds under the existing DIP facility.
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
On August 30, 2005, RTFC filed a lawsuit against ICC in the United States District Court for the Eastern District of Virginia, in accordance with the forum selection clause in the line of credit agreement, for ICC’s default on its $10 million line of credit loan. To date, RTFC has not served this action on ICC.

The District Court for the District of the Virgin Islands has ordered RTFC and ICC to engage in a judicially-supervised mediation process. That process is ongoing in the District Court for the District of New Jersey.
Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at August 31, 2005.
(14) Segment Information
In November 2004, management changed the segment presentation to better reflect the reports it is currently using to manage the business. The Company’s consolidated financial statements include the financial results of CFC, RTFC and NCSC. Full financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance. The segment presentation for the quarter ended August 31, 2005 reflects the operating results of each of the three companies as a separate segment. The three segments presented are CFC, RTFC and NCSC, replacing the prior segments of electric, telecommunications and other. The presentation of the quarter ended August 31, 2004 has been restated on a comparable basis as the quarter ended August 31, 2005.
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

(Dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$204,024	$35,855	$7,482	$247,361
Cost of funds	(192,736)	(33,942)	(6,083)	(232,761)

Gross margin	11,288	1,913	1,399	14,600

Operating expenses:
General and administrative expenses	(10,521)	(1,132)	(464)	(12,117)
Rental and other income	1,462	—	—	1,462
Recovery of guarantee losses	3,300	—	—	3,300

Total operating expenses	(5,759)	(1,132)	(464)	(7,355)

Results of operations of foreclosed assets	4,692	—	—	4,692

Derivative cash settlements	20,651	—	(451)	20,200
Derivative forward value	(34,929)	—	40	(34,889)
Foreign currency adjustments	(1,260)	—	—	(1,260)

Total loss on derivative and foreign currency adjustments	(15,538)	—	(411)	(15,949)

Operating (loss) margin	(5,317)	781	524	(4,012)
Income tax expense	—	—	(199)	(199)

Net (loss) margin per segment reporting	$(5,317)	$781	$325	$(4,211)

Reconciliation of net loss:
Net loss per segment reporting				$(4,211)
Minority interest — RTFC and NCSC net margin				(1,106)

Net loss per consolidated statement of operations				$(5,317)

Assets:
Loans to members	$15,462,713	$2,301,263	$438,609	$18,202,585
Less: Allowance for loan losses	(588,418)	—	(1,281)	(589,699)

Loans to members, net	14,874,295	2,301,263	437,328	17,612,886

Other assets	1,314,831	220,583	39,288	1,574,702

Total assets	$16,189,126	$2,521,846	$476,616	$19,187,588

The following chart contains the consolidated statement of operations for the three months ended August 31, 2004 and consolidated balance sheet information at August 31, 2004.

(Dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$172,088	$68,902	$6,135	$247,125
Cost of funds	(156,969)	(67,238)	(4,171)	(228,378)

Gross margin	15,119	1,664	1,964	18,747

Operating expenses:
General and administrative expenses	(11,081)	(1,062)	(264)	(12,407)
Rental and other income	1,382	—	—	1,382
Recovery of guarantee losses	407	—	—	407

Total operating expenses	(9,292)	(1,062)	(264)	(10,618)

Results of operations of foreclosed assets	2,427	—	—	2,427

Derivative cash settlements	20,836	—	(538)	20,298
Derivative forward value	55,265	—	(521)	54,744
Foreign currency adjustments	5,140	—	—	5,140

Total gain (loss) on derivative and foreign currency adjustments	81,241	—	(1,059)	80,182

Operating margin	89,495	602	641	90,738
Income tax expense	—	—	(195)	(195)

Net margin per segment reporting	$89,495	$602	$446	$90,543

Reconciliation of net margin:
Net margin per segment reporting				$90,543
Minority interest — RTFC and NCSC net margin				(602)

Net margin per consolidated statement of operations				$89,941

Assets:
Loans to members	$15,445,045	$4,553,024	$474,264	$20,472,333
Less: Allowance for loan losses	(571,791)	—	(2,071)	(573,862)

Loans to members, net	14,873,254	4,553,024	472,193	19,898,471
Other assets	1,162,522	487,716	52,931	1,703,169

Total assets	$16,035,776	$5,040,740	$525,124	$21,601,640

(15) Subsequent Events
In September 2005, CFC received an advance of $450 million of a $1 billion loan facility under a bond purchase agreement with the Federal Financing Bank (“FFB”) and a bond guarantee agreement with RUS as part of the Rural Electric Development Loan and Guarantee (“REDLG”) program. Under this program, CFC is eligible to borrow up to the amount of the outstanding loans that it has issued concurrent with RUS loans. At August 31, 2005, CFC had a total of $2.6 billion outstanding on loans issued concurrently with RUS. Under the program, CFC will pay a fee of 30 basis points per annum to RUS for the guarantee of principal and interest payments to FFB.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless stated otherwise, references to the Company relate to the consolidation of National Rural Utilities Cooperative Finance Corporation’s (“CFC” or “the Company”), Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and certain entities controlled by CFC and created to hold foreclosed assets. The following discussion and analysis is designed to provide a better understanding of the Company’s consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto. CFC refers to its financial measures that are not in accordance with generally accepted accounting principles (“GAAP”) as “adjusted” throughout this document. See “Non-GAAP Financial Measures” for further explanation.
Restatement
The Company has restated its consolidated financial statements of position and results of operations to correct an error in the amount of the derivative transition adjustment amortized during fiscal year 2005 and quarter ended August 31, 2005. The error occurred in the quarter ended November 30, 2004 when the Company did not write-off the remaining unamortized transition adjustment related to seven interest rate exchange agreements it fully or partially terminated. These seven interest rate exchange agreements were all in place at June 1, 2001and therefore were included in the calculation of the transition adjustment recorded for the implementation of Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities. The impact of this error on the consolidated financial statements is presented in Note 1(f).
The recording of the derivative transition adjustment and the amortization of that adjustment are non-cash entries. Thus, the error and the entry to correct the error do not result in a change to CFC’s cash position. The transition adjustment is amortized through the derivative forward value line on the consolidated statement of operation, a line item that is excluded in the calculation of covenants in CFC’s revolving lines of credit. CFC also excludes the derivative forward value as part of its own internal analysis presented in its public filings as non-GAAP financial measures. The error and the entry to correct the error do not result in any defaults related to covenant compliance and do not result in a change to CFC’s reported non-GAAP financial measures.
The Company has revised the following Management’s Discussion and Analysis for the effects of this restatement.
Risk Factors
This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “anticipates”, “expects”, “projects”, “believes”, “plans”, “may”, “intends”, “should”, “could”, “will”, “estimate”, and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss allowance, net margin growth, leverage and debt to equity ratios, and borrower financial performance are forward-looking statements.
Forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance that are subject to risks and uncertainties. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:
•	Liquidity — The Company depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantee and repurchase agreements. At August 31, 2005, the Company had $2,953 million of commercial paper, daily liquidity fund and bank bid notes and $3,928 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. There can be no assurance that the Company will be able to access the markets in the future. Downgrades to the Company’s long-term debt ratings or other events that may deny or limit the Company’s access to the capital markets could negatively impact its operations. The Company has no control over certain items that are considered by the credit rating agencies as part of their analysis for the Company, such as the overall outlook for the electric and telecommunications industries.
•	Covenant compliance — The Company must maintain compliance with all covenants related to its revolving credit agreements, including the adjusted times interest earned ratio (“TIER”), adjusted leverage and amount of loans pledged in order to have access to the funds available under the revolving lines of credit. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of adjusted ratios. A restriction on access to the revolving lines of credit would impair the Company’s ability to issue short-term debt, as it is required to maintain backup-liquidity to maintain preferred rating levels on its short-term debt.

•	Credit concentration — The Company lends primarily into the rural electric and telephone industries and is subject to risks associated with those industries. Credit concentration is one of the risk factors considered by the rating agencies in the evaluation of the Company’s credit rating. The Company’s credit concentration to its ten largest borrowers could increase from the current 18% of total loans and guarantees outstanding, if:
•	it were to extend additional loans and/or guarantees to the current ten largest borrowers,

•	its total loans and/or guarantees outstanding were to decrease, with a disproportionately large share of the decrease to borrowers not in the current ten largest, or

•	it were to advance large new loans and/or guarantees to one of the next group of borrowers below the ten largest.
•	Loan loss allowance — Computation of the loan loss allowance is inherently based on subjective estimates. A loan write-off in excess of specific reserves for impaired borrowers or a large net loan write-off on a borrower that is currently performing would have a negative impact on the adequacy of the loan loss allowance and the net margin for the year due to an increased loan loss provision.
•	Adjusted leverage and adjusted debt to equity ratios — Maintenance of adjusted leverage and debt to equity ratios within a reasonable range of the current levels is important in relation to the Company’s ability to access the capital markets. A significant increase in the adjusted leverage or debt to equity ratios could impair the Company’s ability to access the capital markets and its ability to access the revolving lines of credit. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of adjusted ratios.
•	Tax exemption — Legislation that removes or imposes new conditions on the federal tax exemption for 501(c)(4) social welfare corporations would have a negative impact on the Company’s net margins. CFC’s continued exemption depends on it conducting its business in accordance with its exemption from the Internal Revenue Service.
•	Derivative accounting — The required accounting for derivative financial instruments has caused increased volatility in the Company’s reported financial results. In addition, a standard market does not exist for derivative instruments, therefore the fair value of derivatives reported in the Company’s financial statements is based on quotes obtained from counterparties. The market quotes provided by counterparties do not represent offers to trade at the quoted price.
•	Foreign currency — The required accounting for foreign denominated debt has caused increased volatility in the Company’s financial results. The Company is required to adjust the value of the foreign denominated debt on its consolidated balance sheet at each reporting date based on the then current foreign exchange rate.
•	Rating triggers — The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. The Company’s rating triggers are based on its senior unsecured credit rating from Standard & Poor’s Corporation and Moody’s Investors Service (see chart on page 49). At August 31, 2005, there are rating triggers associated with $11,180 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company’s rating from Moody’s Investors Service falls to Baa1 or the Company’s rating from Standard & Poor’s Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,276 million. If the Company’s rating from Moody’s Investors Service falls below Baa1 or the Company’s rating from Standard & Poor’s Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,904 million. Based on the fair market value of its interest rate, cross currency and cross currency interest rate exchange agreements at August 31, 2005, the Company may be required to make a payment of up to $6 million if its senior unsecured ratings declined to Baa1 or BBB+, and up to $44 million if its senior unsecured ratings declined below Baa1 or BBB+. In calculating the required payments, the Company only considered agreements in which it would have been required to make a payment upon termination.
•	Calculated impairment — The Company calculates loan impairments per the requirements of Statement of Financial Accounting Standards (“SFAS”) 114, Accounting by Creditors for Impairment of a Loan — an Amendment of SFAS 5 and SFAS 15, as amended. This pronouncement states that the impairment is calculated based on a comparison of the present value of the expected future cash flows discounted at the original interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. The interest rate in the original loan agreements between the Company and its borrowers may be a blend of the long-term fixed rate for various maturity periods, the long-term variable and the line of credit interest rate. The Company periodically adjusts the long-term variable and line of credit interest rates to reflect the cost of variable rate and short-term debt. Thus, the original contract rate (weighted average of interest rates on all of the original loans to the borrower), will change as the Company adjusts its long-term variable and line of credit interest rates. The Company’s calculated impairment on non-performing and restructured loans will increase as the Company’s long-term variable and line of credit interest rates increase. Currently, an increase of 25 basis points to the Company’s variable interest rates would result in an increase of $9 million to the calculated impairment.
•	Deficiency of fixed charges — For the three months ended August 31, 2005, CFC’s net loss reported on the consolidated statement of operations as required under GAAP totaled $5 million and was not sufficient to cover fixed charges.
Margin Analysis
The Company uses an interest expense coverage ratio or TIER instead of the dollar amount of gross or net margin as its primary performance indicator, since its net margin in dollar terms is subject to fluctuation as interest rates change. Management has established a 1.10 adjusted TIER as its minimum operating objective. TIER is a measure of the Company’s ability to cover the interest expense on its debt obligations. TIER is calculated by dividing the cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds. TIER for the three months ended August 31, 2004 was 1.39. For the three months ended August 31, 2005, CFC reported a net loss of $5 million, thus the TIER calculation results in a value below 1.00.

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
The following chart presents the Company’s operating results for the three months ended August 31, 2005 and 2004.

	For the three months ended August 31,
(Dollar amounts in millions)	2005	2004	Change
Operating income	$247	$247	$—
Cost of funds	(232)	(228)	(4)

Gross margin	15	19	(4)
Operating expenses:
General and administrative expenses	(12)	(12)	—
Rental and other income	1	1	—
Recovery of guarantee losses	3	1	2

Total operating expenses	(8)	(10)	2
Results of operations of foreclosed assets	5	2	3
Derivative and foreign currency adjustments:
Derivative cash settlements	20	20	—
Derivative forward value	(35)	55	(90)
Foreign currency adjustments	(1)	5	(6)

Total (loss) gain on derivative and foreign currency adjustments	(16)	80	(96)

Operating (loss) margin	(4)	91	(95)
Minority interest — RTFC and NCSC net margin	(1)	(1)	—

Net (loss) margin	$(5)	$90	$(95)

TIER (1)	—	1.39

Adjusted TIER (2)	1.15	1.15

(1)	For the three months ended August 31, 2005, CFC reported a net loss of $5 million, thus the TIER calculation results in a value below 1.00.

(2)	Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net margin, to include minority interest in net margin and to include the derivative cash settlements in the cost of funds. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.
The following chart summarizes the Company’s operating results expressed as an annualized percentage of average loans outstanding.

	For the three months ended August 31,
	2005	2004	Change
Operating income	5.25%	4.77%	0.48%
Cost of funds	(4.93)%	(4.41)%	(0.52)%

Gross margin	0.32%	0.36%	(0.04)%
Operating expenses:
General and administrative expenses	(0.25)%	(0.23)%	(0.02)%
Rental and other income	0.02%	0.02%	—
Recovery of guarantee losses	0.06%	0.02%	0.04%

Total operating expenses	(0.17)%	(0.19)%	0.02%
Results of operations of foreclosed assets	0.11%	0.04%	0.07%
Derivative and foreign currency adjustments:
Derivative cash settlements	0.42%	0.39%	0.03%
Derivative forward value	(0.74)%	1.06%	(1.80)%
Foreign currency adjustments	(0.02)%	0.10%	(0.12)%

Total (loss) gain on derivative and foreign currency adjustments	(0.34)%	1.55%	(1.89)%

Operating (loss) margin	(0.08)%	1.76%	(1.84)%
Minority interest — RTFC and NCSC net margin	(0.03)%	(0.02)%	(0.01)%

Net (loss) margin	(0.11)%	1.74%	(1.85)%

Adjusted gross margin (1)	0.74%	0.75%	(0.01)%

Adjusted operating margin (2)	0.68%	0.60%	0.08%

(1)	Adjusted to include derivative cash settlements in the cost of funds. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.

(2)	Adjusted to exclude derivative forward value and foreign currency adjustments. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of these adjustments.

The following table provides a breakout of the change to operating income, cost of funds and gross margin due to changes in loan volume versus changes to interest rates.
Volume Rate Variance Table
(Dollar amounts in millions)

	For the three months ended August 31,
	2005			2004			Change due to
	Average			Average
	Loan	Income /		Loan	Income /
	Balance	(Cost)	Rate	Balance	(Cost)	Rate	Volume (1)	Rate (2)	Total
Operating income
CFC	$16,096	$204	5.03%	$15,932	$172	4.29%	$2	$30	$32
RTFC	2,123	36	6.70%	4,265	69	6.41%	(34)	1	(33)
NCSC	453	7	6.56%	319	6	7.64%	2	(1)	1

Total	$18,672	$247	5.25%	$20,516	$247	4.77%	$(30)	$30	$—

Cost of funds
CFC	$16,096	$(192)	(4.75)%	$15,932	$(157)	(3.91)%	$(1)	$(34)	$(35)
RTFC	2,123	(34)	(6.34)%	4,265	(67)	(6.26)%	33	—	33
NCSC	453	(6)	(5.33)%	319	(4)	(5.20)%	(2)	—	(2)

Total	$18,672	$(232)	(4.93)%	$20,516	$(228)	(4.41)%	$30	$(34)	$(4)

Gross margin
CFC	$16,096	$12	0.28%	$15,932	$15	0.38%	$1	$(4)	$(3)
RTFC	2,123	2	0.36%	4,265	2	0.15%	(1)	1	—
NCSC	453	1	1.23%	319	2	2.44%	—	(1)	(1)

Total	$18,672	$15	0.32%	$20,516	$19	0.36%	$—	$(4)	$(4)

Derivative cash settlements (3)
CFC	$15,031	$21	0.55%	$15,927	$21	0.52%	$(1)	$1	$—
NCSC	117	(1)	(1.53)%	42	(1)	(5.09)%	(1)	1	—

Total	$15,148	$20	0.53%	$15,969	$20	0.50%	$(2)	$2	$—

Adjusted cost of funds
Total	$18,672	$(212)	(4.51)%	$20,516	$(208)	(4.02)%

(1)	Variance due to volume is calculated using the following formula: ((current average balance — prior year average balance) x prior year rate).

(2)	Variance due to rate is calculated using the following formula: ((current rate — prior year rate) x current average balance).

(3)	For derivative cash settlements, average loan balance represents the average notional amount of derivative contracts outstanding and the rate represents the net difference between the average rate paid and the average rate received for cash settlements during the period.
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
The $2 million of make-whole fees were recorded at CFC during the three months ended August 31, 2005. CFC’s operating income for the three months ended August 31, 2005 excluding the $2 million of make-whole fees was $202 million with an average yield of 4.97% representing an increase of $30 million from the prior year. The impact of non-accrual loans at CFC was a decrease in operating income of $8 million for the three months ended August 31, 2005, compared to a decrease of $6 million for the prior year period. The impact of non-accrual loans on RTFC operating income was a decrease of $11 million for the three months ended August 31, 2005, compared to $4 million in the prior year period.

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
Gross Margin
The Company’s gross margin for the three months ended August 31, 2005 decreased primarily due to the increase in the impact of holding loans on non-accrual status of $9 million offset by the receipt of $2 million of make-whole fees. The adjusted gross margin, which includes the cash settlements, for the three months ended August 31, 2005 was $35 million, a decrease of $4 million from the prior year. See “Non-GAAP Financial Measures” for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The adjusted gross margin excluding the $3 million of make-whole fees and termination fees for the three months ended August 31, 2005 was $32 million, a decrease of $7 million from the prior year period. The adjusted gross margin yield, excluding the $3 million of make-whole fees and termination fees was 0.67%, a decrease of 8 basis points from the prior year period.
Operating Expenses
General and administrative expenses were $12 million for the three months ended August 31, 2005 and 2004. General and administrative expenses represented 25 basis points of average loan volume for the three months ended August 31, 2005 compared to 23 basis points for the prior year period.
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
Derivative Forward Value
For the quarter ended August 31, 2005, the derivative forward value represented a decrease of $90 million compared to the prior year period. The decrease in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the quarter ended August 31, 2005 and 2004 also includes amortization of $0.3 million and $4 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. This adjustment will be amortized into earnings over the remaining life of the related derivative contracts.
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
Foreign Currency Adjustment
The Company’s foreign currency adjustment for the quarter ended August 31, 2005 represented a decrease of $6 million compared to the quarter ended August 31, 2004 due to the change in currency exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar will cause the value of foreign denominated debt outstanding to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.
Operating (Loss) Margin
Operating loss for the quarter ended August 31, 2005 was $4 million, compared to operating margin of $91 million for the prior year period. The significant decrease in the operating margin for the three months ended August 31, 2005 compared to the prior year period was primarily due to the decrease of $90 million in the estimated fair value of derivatives. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the quarter ended August 31, 2005 was $32 million, compared to $31 million for the prior year period. See “Non-GAAP Financial Measures” for further explanation of the adjustment the Company makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin. The adjusted operating margin increased primarily due to the $2 million decrease in total operating expenses and $3 million increase in the results of operations of foreclosed assets offset by the $4 million decrease in adjusted gross margin. The adjusted operating margin for the three months ended August 31, 2005 excluding the gain of $3 million as a result of loan prepayments and swap terminations was $29 million, a decrease of $2 million from the prior year period.
Net Margin
Net loss for the quarter ended August 31, 2005 was $5 million, a decrease of $95 million compared to net margin of $90 million for the prior year period. The decrease in net margin for the quarter ended August 31, 2005 from the prior year period is primarily due to the decrease of $90 million in the estimated fair value of derivatives and a decrease of $6 million in the foreign currency adjustment. The adjusted net margin, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $32 million, compared to $31 million for the prior year period. See “Non-GAAP Financial Measures” for further explanation of the adjustments the Company makes in its financial analysis to net margin. The adjusted net margin for the three months ended August 31, 2005 excluding the gain of $3 million as a result of loan prepayments and swap terminations was $29 million, a decrease of $2 million from the prior year period.
Liquidity and Capital Resources
Assets
At August 31, 2005, the Company had $19,188 million in total assets, a decrease of $858 million, or 4%, from the balance of $20,046 million at May 31, 2005. Net loans outstanding to members totaled $17,613 million at August 31, 2005, a decrease of $769 million compared to a total of $18,382 million at May 31, 2005. Net loans represented 92% of total assets at August 31, 2005 and May 31, 2005. The remaining assets, $1,575 million and $1,664 million at August 31, 2005 and May 31, 2005, respectively, consisted of other assets to support the Company’s operations, primarily cash and cash equivalents, derivative assets and foreclosed assets. Included in assets at August 31, 2005 and May 31, 2005 is $553 million and $585 million, respectively, of derivative assets. Foreclosed assets of $118 million and $141 million at August 31, 2005 and May 31, 2005, respectively, relate to assets received from borrowers as part of bankruptcy and/or loan settlements. Foreclosed assets decreased by $23 million due to the sale of real estate assets during the period. Other than excess cash invested overnight, the Company does not generally use funds to invest in debt or equity securities.

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
The following chart summarizes loans and guarantees outstanding by segment at August 31, 2005 and May 31, 2005.

(Dollar amounts in millions)	August 31, 2005		May 31, 2005
CFC:
Distribution	$12,755	66%	$12,771	64%
Power supply	3,582	19%	3,707	18%
Statewide and associate	163	1%	177	1%

CFC total	16,500	86%	16,655	83%
RTFC	2,301	12%	2,992	15%
NCSC	447	2%	483	2%

Total	$19,248	100%	$20,130	100%

The following chart summarizes the RTFC segment loans outstanding as of August 31, 2005 and May 31, 2005.

(Dollar amounts in millions)	August 31, 2005		May 31, 2005
Rural local exchange carriers	$1,889	82%	$2,358	79%
Cable television providers	180	8%	169	6%
Long distance carriers	84	4%	135	5%
Wireless providers	62	3%	211	7%
Fiber optic network providers	44	2%	67	2%
Competitive local exchange carriers	35	1%	45	1%
Other	7	—	7	—

Total	$2,301	100%	$2,992	100%

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

Security Provisions
Except when providing lines of credit and intermediate-term loans, the Company typically lends to its members on a senior secured basis. Long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. Guarantee reimbursement obligations are typically secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, borrowers are also required to set rates designed to achieve certain financial ratios. The Company’s unsecured loans and guarantees outstanding at August 31, 2005 and May 31, 2005 are summarized below.

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
At August 31, 2005 and May 31, 2005, non-performing loans included $475 million to Innovative Communication Corporation (“ICC”). ICC is a diversified telecommunications company and RTFC borrower headquartered in St. Croix, United States Virgin Islands (“USVI”.) Through its subsidiaries, ICC provides wire line local telephone service, long-distance telephone services, cable television service and/or wireless telephone service.
RTFC is the primary secured lender to ICC. RTFC’s collateral for the loans includes (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC, (ii) a direct pledge of 100% of the voting stock of ICC’s USVI local exchange carrier subsidiary, Virgin Islands Telephone Corporation d/b/a Innovative Telephone, (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC’s other operating subsidiaries, and (iv) a personal guaranty of the loans from ICC’s indirect majority shareholder and chairman.
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
Non-performing loans at August 31, 2005 and May 31, 2005 include a total of $84 million and $135 million, respectively, to VarTec Telecom, Inc. (“VarTec”). VarTec is a telecommunications company and RTFC borrower located in Dallas, Texas. RTFC is VarTec’s principal senior secured creditor. VarTec and its U.S.-based affiliates filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004 in Dallas, Texas. The loan balance at May 31, 2005 was reduced during the three months ended August 31, 2005 by $51 million including $14 million in loan payments and $37 million from the proceeds of asset sales. All loans to VarTec have been on non-accrual status since June 1, 2004.

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
As part of the court order approving the debtor-in-possession (“DIP”) financing, VarTec was allowed to continue to make interest payments on the secured RTFC debt and to make principal payments during periods in which no amount was outstanding under the DIP financing. However pursuant to the terms of the Domestic Assets Sale, pending final closing of such sale, such payments will cease. Under the terms of the Domestic Assets Sale, the asset purchaser has reimbursed RTFC for the current amount outstanding under the DIP facility. In addition, the asset purchaser will be required to provide RTFC with funding for all future advances under the DIP facility. RTFC does not anticipate advancing any additional funds under the existing DIP facility.
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
At August 31, 2005 and May 31, 2005, restructured loans totaled $595 million and $601 million, respectively, $587 million and $594 million, respectively, of which related to loans outstanding to Denton County Electric Cooperative, Inc. d/b/a CoServ Electric (“CoServ”). All CoServ loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at August 31, 2005 and May 31, 2005 represented 3.1% and 2.9% of the Company’s total loans and guarantees outstanding, respectively.
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
Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

			For the year ended
	For the three months ended		and as of
	August 31,	August 31,	May 31,
(Dollar amounts in millions)	2005	2004	2005
Beginning balance	$590	$574	$574
Provision for loan losses	—	—	16

Ending balance	$590	$574	$590

Loan loss allowance by segment:
CFC	$589	$572	$589
NCSC	1	2	1

Total	$590	$574	$590

As a percentage of total loans outstanding	3.24%	2.80%	3.11%
As a percentage of total non-performing loans outstanding	105.17%	177.16%	95.62%
As a percentage of total restructured loans outstanding	99.16%	93.79%	98.17%
CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance. Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.
There was no change to the balance of the Company’s loan loss allowance at August 31, 2005 compared to May 31, 2005.

Within CFC’s loan loss allowance at August 31, 2005 as compared to the prior year end there was an increase in the calculated impairments of $17 million offset by a decrease of $17 million to the allowance for all other loans. The increase to the calculated impairments was due to an increase in the variable interest rates at August 31, 2005 as compared to May 31, 2005. The reduction to the allowance for all other loans was due to a decrease in the balance of loans outstanding at August 31, 2005 as compared to May 31, 2005. The balance of NCSC’s loan loss allowance at August 31, 2005 was consistent with the balance at May 31, 2005.
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
Short-term Debt and Long-Term Debt
The following chart provides a breakout of debt outstanding.

(Dollar amounts in millions)	August 31, 2005	May 31, 2005	Increase/(Decrease)
Short-term debt:
Commercial paper (1)	$2,853	$4,261	$(1,408)
Bank bid notes	100	100	—
Long-term debt with remaining maturities less than one year	3,848	3,551	297
Foreign currency valuation account	80	40	40
Short-term debt reclassified as long-term (2)	(5,000)	(5,000)	—

Total short-term debt	1,881	2,952	(1,071)
Long-term debt:
Collateral trust bonds	2,946	2,946	—
Long-term unsecured notes payable	84	91	(7)
Long-term secured notes payable	500	—	500
Medium-term notes	5,179	5,444	(265)
Foreign currency valuation account	183	221	(38)
Short-term debt reclassified as long-term (2)	5,000	5,000	—

Total long-term debt	13,892	13,702	190
Subordinated deferrable debt	685	685	—
Members’ subordinated certificates	1,456	1,491	(35)

Total debt outstanding	$17,914	$18,830	$(916)

Percentage of fixed rate debt (3)	74%	67%
Percentage of variable rate debt (4)	26%	33%
Percentage of long-term debt	89%	84%
Percentage of short-term debt	11%	16%

(1)	Includes $340 million and $271 million related to the daily liquidity fund at August 31, 2005 and May 31, 2005, respectively.

(2)	Reclassification of short-term debt to long-term debt is based on the Company’s ability to borrow under its revolving credit agreements and refinance short-term debt on a long-term basis, subject to the conditions therein.

(3)	Includes variable rate debt that has been swapped to a fixed rate less any fixed rate debt that has been swapped to a variable rate.

(4)	The rate on commercial paper notes does not change once the note has been issued. However, the rates on new commercial paper notes change daily and commercial paper notes generally have maturities of less than 90 days. Therefore, commercial paper notes are considered to be variable rate debt. Also includes fixed rate debt that has been swapped to a variable rate less any variable rate debt that has been swapped to a fixed rate.
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
Members’ Subordinated Certificates
The following chart provides a breakout of members’ subordinated certificates outstanding.

(Dollar amounts in millions)	August 31, 2005	May 31, 2005	Increase/(Decrease)
Members’ subordinated certificates:
Membership certificates	$663	$663	$—
Loan certificates	644	679	(35)
Guarantee certificates	149	149	—

Total members’ subordinated certificates	$1,456	$1,491	$(35)

CFC’s members are required to purchase membership certificates as a condition of membership. New members are required to purchase membership certificates based on an amount calculated as a percentage of the difference between revenue and the cost of power for a period of 15 years. New members purchase the certificates over time as a percentage of the amount they borrow from CFC. CFC membership certificates typically have an original maturity of 100 years and pay interest at 5%. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.
CFC members may be required to purchase additional subordinated certificates related to the extension of credit, based on the members’ CFC debt to equity ratio (CFC exposure to the member divided by the total of the members’ unretired patronage capital allocations and the members’ investments in subordinated certificates). RTFC members are required to purchase subordinated certificates related to each long-term loan advance. NCSC members are not required to purchase subordinated certificates in relation to credit received from NCSC. Subordinated certificates issued as a condition of receiving a loan or guarantee typically do not pay interest and mature at the same time as the loan or guarantee or amortize over the same period as the loan or guarantee. The right to receive payment by holders of subordinated certificates is subordinate to the right to receive payment by the holders of all other debt.
The decrease to members’ subordinated certificates of $35 million for the three months ended August 31, 2005 is primarily due to $52 million applied toward loan prepayments, amortization and maturities offset by the purchase of $17 million of new certificates.
Minority Interest
Minority interest on the consolidated balance sheets at August 31, 2005 was $18 million, a reduction of $1 million from the balance of $19 million at May 31, 2005. Minority interest represents the RTFC and NCSC members’ equity to which CFC’s members have no claim. In consolidation, the amount of the subsidiary equity to which the parent company’s members have no claim is shown as minority interest. CFC does not own any interest in RTFC and NCSC, but is required to consolidate under FIN 46(R) as it is the primary beneficiary of a variable interest in RTFC and NCSC. RTFC and NCSC are members of CFC. RTFC and NCSC are considered variable interest entities because they are very thinly capitalized, dependent on CFC for all funding and operated by CFC under a management agreement. CFC is considered the primary beneficiary of the variable interests in RTFC and NCSC due to a guarantee agreement, under which it is responsible for absorbing the majority of RTFC and NCSC expected losses. During the three months ended August 31, 2005 and 2004, the balance of minority interest has been adjusted by minority interest net margins and the offset of RTFC patronage capital against loans outstanding to an impaired borrower.

Equity
The following chart provides a breakout of the equity balances.

(Dollar amounts in millions)	August 31, 2005	May 31, 2005	Increase/(Decrease)
Membership fees	$1	$1	$—
Education fund	1	1	—
Members’ capital reserve	164	164	—
Allocated net margin	284	358	(74)
Unallocated margin	31	—	31

Total members’ equity	481	524	(43)
Prior years cumulative derivative forward value and foreign currency adjustments	229	225	4
Current period derivative forward value (1)	(35)	27	(62)
Current period foreign currency adjustments	(1)	(23)	22

Total retained equity	674	753	(79)
Accumulated other comprehensive income	15	16	(1)

Total equity	$689	$769	$(80)

(1)	Represents the derivative forward value (gain) loss recorded by CFC for the period.
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
At August 31, 2005, equity totaled $689 million, a decrease of $80 million from May 31, 2005. The decrease in equity includes net loss for the three months ended August 31, 2005 of $5 million, CFC’s retirement of $71 million of patronage capital to its members, patronage capital totaling $2 million applied against the outstanding loan balance of an impaired borrower and a $1 million reduction to the accumulated other comprehensive income related to derivatives.
Contractual Obligations
The following table summarizes the contractual obligations at August 31, 2005 and the related principal amortization and maturities by fiscal year.

(Dollar amounts in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
Instrument	Balance	2006	2007	2008	2009	2010	Years
Short-term debt (1)	$6,881	$6,525	$356	$—	$—	$—	$—
Long-term debt (2)	8,892	—	1,308	1,112	997	1,480	3,995
Subordinated deferrable debt (3)	685	—	—	—	—	—	685
Members’ subordinated certificates (4)	1,118	11	29	4	16	4	1,054

Total contractual obligations	$17,576	$6,536	$1,693	$1,116	$1,013	$1,484	$5,734

(1)	Includes commercial paper, bank bid notes and long-term debt due in less than one year prior to reclassification of $5,000 million to long-term debt.

(2)	Excludes $5,000 million reclassification from short-term debt.

(3)	Subordinated deferrable debt is listed at the earliest call date for each issue.

(4)	Excludes loan subordinated certificates totaling $338 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $30 million. In fiscal year 2005, amortization represented 7% of amortizing loan subordinated certificates outstanding.

Off-Balance Sheet Obligations
Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment.

(Dollar amounts in millions)	August 31, 2005	May 31, 2005	Increase/ (Decrease)
Long-term tax-exempt bonds	$638	$738	$(100)
Debt portions of leveraged lease transactions	12	12	—
Indemnifications of tax benefit transfers	137	142	(5)
Letters of credit	190	197	(7)
Other guarantees	69	69	—

Total	$1,046	$1,158	$(112)

CFC	$1,038	$1,150	$(112)
NCSC	8	8	—

Total	$1,046	$1,158	$(112)

The decrease in total guarantees outstanding at August 31, 2005 compared to May 31, 2005 was due primarily to a $92 million prepayment and normal amortization on long-term tax-exempt bonds, a reduction in the amount of letters of credit outstanding and normal amortization on tax benefit transfers.
At August 31, 2005 and May 31, 2005, the Company had recorded a guarantee liability totaling $13 million and $16 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members’ debt obligations. The contingent guarantee liability at August 31, 2005 and May 31, 2005 totaled $12 million and $16 million, respectively, based on management’s estimate of the Company’s exposure to losses within the guarantee portfolio. At August 31, 2005 and May 31, 2005, 99% of guarantees were related to CFC and the remaining amounts were related to NCSC. The Company uses factors such as internal borrower risk rating, remaining maturity period, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of $1 million and less than $1 million at August 31, 2005 and May 31, 2005, respectively, relates to the non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. The non-contingent obligation is estimated based on guarantee fees received for guarantees issued. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. The Company has recorded a non-contingent obligation for all new guarantees since January 1, 2003 in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS 5, 57, and 107 and rescission of FIN 34). The Company deferred fees of $0.1 million for the three months ended August 31, 2005 and 2004 related to new guarantees issued during the periods.
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

Revolving Credit Agreements
The following is a summary of the Company’s revolving credit agreements at August 31, 2005 and May 31, 2005:

	August 31,	May 31,		Facility fee per
(Dollar amount in thousands)	2005	2005	Termination Date	annum (1)
Three-year agreement	$1,740,000	$1,740,000	March 30, 2007	0.10 of 1%

Five-year agreement	1,975,000	1,975,000	March 23, 2010	0.09 of 1%

364-day agreement (2)	1,285,000	1,285,000	March 22, 2006	0.07 of 1%

	$5,000,000	$5,000,000

(1)	Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.

(2)	Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods. For the agreement in place at August 31, 2005 and May 31, 2005, if converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.125 of 1% per annum.
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
For the purpose of calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net margin, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133 and 52. Adjusted times interest earned ratio (“TIER”) represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. Senior debt represents the sum of subordinated deferrable debt, members’ subordinated certificates, minority interest and total equity. Senior debt includes guarantees; however, it excludes:
•	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor’s Corporation or Baa1 by Moody’s Investors Service;
•	indebtedness incurred to fund RUS guaranteed loans; and
•	the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor’s Corporation or a financial strength rating of Aaa by Moody’s Investors Service.
The following represents the Company’s required financial ratios at or for the three months ended August 31, 2005 and the year ended May 31, 2005:

		August 31,	May 31,
	Requirement	2005	2005
Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.07	1.08

Minimum adjusted TIER at fiscal year end (1)	1.05	N/A	1.14

Maximum senior debt as a percentage of total equity	10.00	6.19	6.30

(1)	The Company must meet this requirement in order to retire patronage capital.
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

Asset/Liability Management
A key element of the Company’s funding operation is the monitoring and management of interest rate and liquidity risk. This process involves controlling asset and liability volumes, repricing terms and maturity schedules to stabilize gross operating margin and retain liquidity. Throughout the asset/liability management discussion, the term repricing refers to the resetting of interest rates for a loan and does not represent the maturity of a loan. Therefore, loans that reprice do not represent amounts that will be available to service debt or fund the Company’s operations.
Matched Funding Policy
The Company measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is the Company’s funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At August 31, 2005, the Company had $13,168 million of fixed rate assets amortizing or repricing, funded by $11,203 million of fixed rate liabilities maturing during the next 30 years and $1,501 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $464 million or 2.42% of total assets and 2.49% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members’ subordinated certificates and members’ equity. With the exception of members’ subordinated certificates, which are generally issued at rates below the Company’s long-term cost of funding and with extended maturities, and commercial paper, the Company’s liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans. The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans. Variable rate assets which reprice monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members’ equity and bank bid notes.
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
INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of August 31, 2005

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$1,373	$3,189	$2,342	$3,427	$2,138	$699	$13,168

Total assets	$1,373	$3,189	$2,342	$3,427	$2,138	$699	$13,168

Liabilities and members’ equity:
Long-term debt	$1,108	$2,791	$2,509	$3,136	$939	$720	$11,203
Subordinated certificates	122	59	50	67	831	41	1,170
Members’ equity (1)	—	26	27	91	187	—	331

Total liabilities and members’ equity	$1,230	$2,876	$2,586	$3,294	$1,957	$761	$12,704

Gap (2)	$143	$313	$(244)	$133	$181	$(62)	$464
Cumulative gap	$143	$456	$212	$345	$526	$464
Cumulative gap as a % of total assets	0.75%	2.38%	1.10%	1.80%	2.74%	2.42%
Cumulative gap as a % of adjusted total assets (3)	0.77%	2.45%	1.14%	1.85%	2.82%	2.49%

(1)	Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed rate assets. See “Non-GAAP Financial Measures” for further explanation of why the Company uses members’ equity in its analysis of the funding of its loan portfolio.

(2)	Assets less liabilities and members’ equity.

(3)	Adjusted total assets represents total assets in the consolidated balance sheet less derivative assets.
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

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members’ subordinated certificates, members’ equity and variable rate debt to fund fixed rate loans. The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members’ equity maturing by year (see chart on page 47). The analysis indicates the total amount of fixed rate loans maturing or repricing by year and in aggregate that are assumed to be funded by variable rate debt. The Company ‘s funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets, excluding derivative assets. At August 31, 2005 and May 31, 2005, fixed rate loans funded by variable rate debt represented 2.42% and 2.84% of total assets, respectively, and 2.49% and 2.92% of total assets excluding derivative assets, respectively. At August 31, 2005, the Company had $464 million of excess fixed rate assets compared to fixed rate liabilities and members’ equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. The Company uses variable rate debt, members’ subordinated certificates and members’ equity to fund variable rate loans. At August 31, 2005 and May 31, 2005, 27% and 32%, respectively, of loans carried variable interest rates.
The Company faces liquidity risk in the funding of its loan portfolio. The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are required to be paid down annually. On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity. At August 31, 2005, the Company had a total of $3,929 million of long-term debt maturing during the next twelve months. The Company funds the loan portfolio with a variety of debt instruments and its members’ equity. The Company typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that range from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At August 31, 2005 and May 31, 2005, the Company had a total of $5,000 million in revolving credit agreements. In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. The Company’s objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At August 31, 2005 and May 31, 2005, there was a total of $1,293 million and $2,973 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 7% and 16%, respectively, of the Company’s total debt outstanding.
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
In June 2005, CFC entered into a bond purchase agreement with the Federal Financing Bank (“FFB”) and a bond guarantee agreement with RUS resulting in a $1 billion loan facility under the Rural Electric Development Loan and Guarantee (“REDLG”) program. In September 2005, CFC received an advance of $450 million. Under this program, CFC is eligible to borrow up to the amount of the outstanding loans that it has issued concurrent with RUS loans, subject to RUS approval. At August 31, 2005, CFC had a total of $2,648 million outstanding on loans issued concurrently with RUS. Under the program, CFC will pay a fee of 30 basis points per annum to RUS for the guarantee of principal and interest payments to FFB. In July 2005, CFC submitted a second application for an additional $1.5 billion facility.

The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings. At August 31, 2005 and May 31, 2005, the Company was a party to interest rate exchange agreements with notional amounts totaling $14,315 million and $13,693 million, respectively, and cross currency and cross currency interest rate exchange agreements with notional amounts totaling $1,106 million. To date, the Company has not experienced a failure of a counterparty to perform as required under any of these agreements. At August 31, 2005, the Company’s interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor’s Corporation.
Rating Triggers
The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company’s rating triggers are based on its senior unsecured credit rating from Standard & Poor’s Corporation and Moody’s Investors Service (see chart below). At August 31, 2005, there are rating triggers associated with $11,180 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company’s rating from Moody’s Investors Service falls to Baa1 or the Company’s rating from Standard & Poor’s Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,276 million. If the Company’s rating from Moody’s Investors Service falls below Baa1 or the Company’s rating from Standard & Poor’s Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,904 million.
At August 31, 2005, the Company’s exchange agreements had a derivative fair value of $41 million, comprised of $47 million that would be due to the Company and $6 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $265 million, comprised of $309 million that would be due to the Company and $44 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.
Credit Ratings
The Company’s long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings. The following table presents the Company’s credit ratings at August 31, 2005 and May 31, 2005.

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
Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings have the Company’s ratings on stable outlook.

Member Investments
At August 31, 2005 and May 31, 2005, members provided 19.5% and 17.7%, respectively, of total assets as follows:
MEMBERSHIP INVESTMENTS

	August 31,	% of	May 31,	% of
(Dollar amounts in millions)	2005	Total (1)	2005	Total (1)
Commercial paper (2)	$1,526	53%	$1,260	30%
Medium-term notes	284	4%	275	4%
Members’ subordinated certificates	1,456	100%	1,491	100%
Members’ equity (3)	481	100%	524	100%

Total	$3,747		$3,550

Percentage of total assets	19.5%		17.7%

Percentage of total assets less derivative assets (3)	20.1%		18.2%

(1)	Represents the percentage of each line item outstanding to CFC members.

(2)	Includes $340 million and $271 million related to the daily liquidity fund at August 31, 2005 and May 31, 2005, respectively.

(3)	See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members’ equity.
The total amount of member investments increased $197 million at August 31, 2005 compared to May 31, 2005 due to increases of $266 million in member commercial paper and $9 million in member medium-term notes offset by decreases of $35 million in members’ subordinated certificates and $43 million in members’ equity.
Financial and Industry Outlook
Loan Growth
The Company expects that the balance of the loan portfolio will remain relatively stable for the remainder of fiscal year 2006. For its fiscal year ending September 30, 2006, the amount of funding proposed by the House of Representatives for RUS direct lending and loan guarantees is $1.2 billion and $2.1 billion, respectively. The Senate Appropriations Committee approved the same amounts proposed by the House of Representatives except for an additional $700 million for loan guarantees. Loans from the Federal Financing Bank (“FFB”), a division of the U.S. Treasury Department, with an RUS guarantee represent a lower cost option for rural electric utilities compared to the Company. The Company anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems. The Company anticipates that the RTFC loan balance will continue to decline due to long-term loan amortization, and lower levels of capital expenditure requirements and asset acquisitions in the rural telecommunications marketplace.
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
The Company believes the adjusted equity balance as reported in the “Non-GAAP Financial Measures” section of this report will continue to increase. CFC has established a members’ capital reserve to which a portion of adjusted net margin may be allocated each year. The balance of the members’ capital reserve was $164 million at August 31, 2005. The adjusted equity total typically declines slightly in the first quarter each year due to the retirement of patronage capital to its members. Then over the remaining three quarters of the year the accumulated adjusted net margin for the period is typically sufficient to increase the adjusted equity to an amount greater than the prior year end. The same condition may or may not be true for the GAAP reported equity, which will depend on the impact of future expected changes to interest and currency exchange rates on the fair value of interest rate and currency exchange agreements. See “Non-GAAP Financial Measures” for further explanation of the adjustments made to exclude the non-cash impacts of SFAS 133 and 52 and for a reconciliation of the non-GAAP measures to the applicable GAAP measures.
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
Adjusted Leverage and Adjusted Debt to Equity Ratios
The Company expects the ratios at May 31, 2006 to be slightly lower than at August 31, 2005 due to an expected increase in members’ equity. The Company expects that adjusted net margins earned during fiscal year 2006 will offset the reduction to members’ equity in the first quarter due to the retirement of previously allocated net margins. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to net margins.
Loan Impairment
When the Company’s variable interest rates increase, the calculated loan impairment for certain restructured loans will increase and when the Company’s variable interest rates decrease, the calculated impairment will decrease. The calculated impairment under SFAS 114, as amended, represents an opportunity cost, as it is a comparison of the yield that the Company would have earned on the original loan versus the expected yield on the restructured loan. The Company will have to adjust the specific reserve it holds for impaired loans based on changes to its variable interest rates, which could impact the balance of the loan loss allowance and the consolidated statements of operations through an increased provision for loan losses or as an increase to income through the recapture of amounts previously included in the provision for loan losses. Based on market expectations, it is anticipated that the Company’s long-term variable and line of credit interest rates may increase in the near term resulting in an increase to calculated impairments. As the Company’s interest rates increase, its operating income and gross margin will increase giving it the financial flexibility to provide for additions to the loan loss allowance to cover increased loan impairments. At this time, an increase of 25 basis points to the Company’s variable interest rates results in an increase of $9 million to the calculated impairment.
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
Non-GAAP Financial Measures
The Company makes certain adjustments to financial measures in assessing its financial performance that are not in accordance with GAAP. These non-GAAP adjustments fall primarily into two categories: (1) adjustments related to the calculation of the TIER ratio, and (2) adjustments related to the calculation of leverage and debt to equity ratios. These adjustments reflect management’s perspective on the Company’s operations, and in several cases adjustments used to measure covenant compliance under its revolving credit agreements, and thus the Company believes these are useful financial measures for investors. For a more complete explanation of these adjustments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2005. Non-GAAP financial measures are referred to as “adjusted” throughout this document. Reconciliations of these adjusted measures to GAAP financial measures follow.

Adjustments to the Calculation of the TIER Ratio
The following chart provides a reconciliation between cost of funds, gross margin, operating margin, and net margin and these financial measures adjusted to exclude the impact of derivatives and foreign currency adjustments and to include minority interest in net margin.

	Three months ended August 31,
(Dollar amounts in thousands)	2005	2004
Cost of funds	$(232,761)	$(228,378)
Adjusted to include: Derivative cash settlements	20,200	20,298

Adjusted cost of funds	$(212,561)	$(208,080)

Gross margin	$14,600	$18,747
Adjusted to include: Derivative cash settlements	20,200	20,298

Adjusted gross margin	$34,800	$39,045

Operating (loss) margin	$(4,012)	$90,738
Adjusted to exclude: Derivative forward value	34,889	(54,744)
Foreign currency adjustments	1,260	(5,140)

Adjusted operating margin	$32,137	$30,854

Net (loss) margin	$(5,317)	$89,941
Adjusted to include: Minority interest net margin	1,106	602
Adjusted to exclude: Derivative forward value	34,889	(54,744)
Foreign currency adjustments	1,260	(5,140)

Adjusted net margin	$31,938	$30,659

TIER using GAAP financial measures is calculated as follows:

Cost of funds + net margin prior to cumulative
TIER =	effect of change in accounting principle

Cost of funds
Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted cost of funds + adjusted net margin

Adjusted cost of funds
The following chart provides the calculations for TIER and adjusted TIER.

	Three months ended August 31,
	2005	2004
TIER (1)	—	1.39

Adjusted TIER	1.15	1.15

(1)	For the three months ended August 31, 2005, CFC reported a net loss of $5 million, thus the TIER calculation results in a value below 1.00.

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

(Dollar amounts in thousands)	August 31, 2005	May 31, 2005
Liabilities	$18,480,457	$19,258,675
Less:
Derivative liabilities	(81,512)	(78,471)
Foreign currency valuation account	(263,358)	(260,978)
Debt used to fund loans guaranteed by RUS	(265,556)	(258,493)
Subordinated deferrable debt	(685,000)	(685,000)
Subordinated certificates	(1,455,718)	(1,490,750)

Adjusted liabilities	$15,729,313	$16,484,983

Total equity	$688,919	$768,761
Less:
Prior years cumulative derivative forward value and foreign currency adjustments	(229,049)	(224,716)
Current period derivative forward value (1)	34,929	(27,226)
Current period foreign currency adjustments	1,260	22,893
Accumulated other comprehensive income	(14,790)	(16,129)

Subtotal members’ equity	481,269	523,583
Plus:
Subordinated certificates	1,455,718	1,490,750
Subordinated deferrable debt	685,000	685,000
Minority interest	18,212	18,652

Adjusted equity	$2,640,199	$2,717,985

Guarantees	$1,045,542	$1,157,752

(1)	Represents the derivative forward value gain (loss) recorded by CFC for the period.
The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding

Total equity

Debt to equity ratio =	Liabilities

Total equity
The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding

Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities

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

January 19, 2006