Form 10-Q
period 2005-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2006-01-19
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2005

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

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

A S S E T

	November 30, 2005	May 31, 2005

Cash and cash equivalents	$222,922	$418,514

Loans to members	18,146,758	18,972,068
Less: Allowance for loan losses	(593,532)	(589,749)
Loans to members, net	17,553,226	18,382,319

Receivables	308,808	299,350

Fixed assets, net	6,292	42,496

Debt service reserve funds	93,182	93,182

Bond issuance costs, net	53,220	56,492

Foreclosed assets	119,390	140,950

Derivative assets	511,943	584,863

Other assets	26,827	27,922

	$18,895,810	$20,046,088

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S A N D E Q U I T Y
	November 30, 2005	May 31, 2005

Short-term debt	$2,494,111	$2,952,579

Accrued interest payable	304,637	256,011

Long-term debt	13,031,293	13,701,955

Deferred income	52,145	51,219

Guarantee liability	14,537	16,094

Other liabilities	34,700	26,596

Derivative liabilities	73,463	78,471

Subordinated deferrable debt	685,000	685,000

Members' subordinated certificates:
Membership subordinated certificates	650,582	663,067
Loan and guarantee subordinated certificates	781,467	827,683
Total members' subordinated certificates	1,432,049	1,490,750

Minority interest	21,222	18,652

Equity:
Retained equity	737,698	752,632
Accumulated other comprehensive income	14,955	16,129
Total equity	752,653	768,761

	$18,895,810	$20,046,088

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

For the Three and Six Months Ended November 30, 2005 and 2004

	Three Months Ended		Six Months Ended
	November 30,		November 30
	2005	2004 (As restated)*	2005	2004 (As restated)*

Operating income	$240,801	$281,304	$488,162	$528,429
Cost of funds	(233,568)	(226,803)	(466,329)	(455,181)

Gross margin	7,233	54,501	21,833	73,248

Operating expenses:
General and administrative expenses	(12,751)	(11,808)	(24,868)	(24,215)
Rental and other income	13	1,275	1,475	2,657
Provision for loan losses	(3,886)	-	(3,886)	-
(Provision for) recovery of guarantee losses	(700)	700	2,600	1,107
Total operating expenses	(17,324)	(9,833)	(24,679)	(20,451)

Results of operations of foreclosed assets	3,878	2,928	8,570	5,355

Derivative and foreign currency adjustments:
Derivative cash settlements	16,816	(6,414)	37,016	13,884
Derivative forward value	(15,716)	83,904	(50,605)	138,648
Foreign currency adjustments	35,739	(84,212)	34,479	(79,072)

Total gain (loss) on derivative and
foreign currency adjustments	36,839	(6,722)	20,890	73,460

Operating margin	30,626	40,874	26,614	131,612

Gain on sale of building and land	37,740	-	37,740	-

Margin prior to income tax expense	68,366	40,874	64,354	131,612

Income tax expense	(1,530)	(648)	(1,729)	(843)

Margin prior to minority interest	66,836	40,226	62,625	130,769

Minority interest	(3,107)	(1,260)	(4,213)	(1,862)

Net margin	$63,729	$38,966	$58,412	$128,907

See accompanying notes.
* See Note 1 (t)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the Three Months Ended November 30, 2005 and 2004

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Margin	Fund	Reserve	Fund	Other
Quarter ended November 30, 2005:
Balance as of August 31, 2005	$688,919	$14,790	$674,129	$993	$223,732	$926	$164,067	$497	$283,914
Operating margin	30,626	-	30,626	-	30,626	-	-	-	-
Gain on sale of building and land	37,740	-	37,740	-	37,740	-	-	-	-
Accumulated other
comprehensive income	165	165	-	-	-	-	-	-	-
Income tax expense	(1,530)	-	(1,530)	-	(1,530)	-	-	-	-
Minority interest	(3,107)	-	(3,107)	-	(3,107)	-	-	-	-
Other	(160)	-	(160)	-	-	(160)	(30))	-	30
Balance as of November 30, 2005	$752,653	$14,955	$737,698	$993	$287,461	$766	$164,037	$497	$283,944

Quarter ended November 30, 2004:
Balance as of August 31, 2004	$719,879	$(8,333)	$728,212	$993	$312,551	$1,020	$131,296	$497	$281,855
Patronage capital retirement	(8,458)	-	(8,458)	-	-	-	-	-	(8,458)
Operating margin (As restated)*	40,874	-	40,874	-	40,874	-	-	-	-
Accumulated other
comprehensive income (As restated)*	20,445	20,445	-	-	-	-	-	-	-
Income tax expense	(648)	-	(648)	-	(648)	-	-	-	-
Minority interest	(1,260)	-	(1,260)	-	(1,260)	-	-	-	-
Other	(198)	-	(198)	(2)	-	(196)	-	-	-
Balance as of November 30, 2004 (As restated)*	$770,634	$12,112	$758,522	$991	$351,517	$824	$131,296	$497	$273,397

See accompanying notes.
* See Note 1 (t)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2005 and 2004

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Margin	Fund	Reserve	Fund	Other

Six months ended November 30, 2005:
Balance as of May 31, 2005	$768,761	$16,129	$752,632	$993	$229,049	$1,200	$164,067	$497	$356,826
Patronage capital retirement	(72,912)	-	(72,912)	-	-	-	-	-	(72,912)
Operating margin	26,614	-	26,614	-	26,614	-	-	-	-
Gain on sale of building and land	37,740	-	37,740	-	37,740	-	-	-	-
Accumulated other
comprehensive income	(1,174)	(1,174)	-	-	-	-	-	-	-
Income tax expense	(1,729)	-	(1,729)	-	(1,729)	-	-	-	-
Minority interest	(4,213)	-	(4,213)	-	(4,213)	-	-	-	-
Other	(434)	-	(434)	-	-	(434)	(30)	-	30
Balance as of November 30, 2005	$752,653	$14,955	$737,698	$993	$287,461	$766	$164,037	$497	$283,944

Six months ended November 30, 2004:
Balance as of May 31, 2004	$695,734	$(12,108)	$707,842	$993	$222,610	$1,322	$131,296	$497	$351,124
Patronage capital retirement	(77,727)	-	(77,727)	-	-	-	-	-	(77,727)
Operating margin (As restated)*	131,612	-	131,612	-	131,612	-	-	-	-
Accumulated other
comprehensive income (As restated)*	24,220	24,220	-	-	-	-	-	-	-
Income tax expense	(843	-	(843)	-	(843)	-	-	-	-
Minority interest	(1,862)	-	(1,862)	-	(1,862)	-	-	-	-
Other	(500)	-	(500)	(2)	-	(498)	-	-	-
Balance as of November 30, 2004 (As restated)*	$770,634	$12,112	$758,522	$991	$351,517	$824	$131,296	$497	$273,397

See accompanying notes.
* See Note 1 (t)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2005 and 2004
	2005	2004 (As restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin	$58,412	$128,907
Add (deduct):
Amortization of deferred income	(7,239)	(9,192)
Amortization of bond issuance costs and deferred charges	5,963	7,342
Depreciation	1,073	1,581
Provision for loan losses	3,886	-
Recovery of guarantee losses	(2,600)	(1,107)
Results of operations of foreclosed assets	(8,570)	(5,355)
Derivative forward value	50,605	(138,648)
Foreign currency adjustments	(34,479)	79,072
Gain on sale of building and land	(37,740)	-
Changes in operating assets and liabilities:
Receivables	(23,496)	(34,360)
Accrued interest payable	48,626	84,061
Other	(183)	21,102

Net cash provided by operating activities	54,258	133,403

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(2,517,190)	(3,468,170)
Principal collected on loans	3,338,879	4,434,963
Net investment in fixed assets	(3,730)	(2,201)
Net cash provided by foreclosed assets	1,348	79,335
Net proceeds from sale of foreclosed assets	28,782	-
Net proceeds from sale of building and land	77,428	-

Net cash provided by investing activities	925,517	1,043,927

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from issuance of short-term debt, net	(2,038,947)	509,115
Proceeds from issuance of long-term debt, net	1,132,055	170,763
Payments for retirement of long-term debt	(166,750)	(1,204,925)
Proceeds from issuance of members' subordinated certificates	27,030	55,186
Payments for retirement of members' subordinated certificates	(71,427)	(182,910)
Payments for retirement of patronage capital	(57,328)	(77,727)

Net cash used in financing activities	(1,175,367)	(730,498)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(195,592)	446,832
BEGINNING CASH AND CASH EQUIVALENTS	418,514	140,307
ENDING CASH AND CASH EQUIVALENTS	$222,922	$587,139

See accompanying notes.
* See Note 1 (t)

7

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2005 and 2004

	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$416,172	$457,907

Non-cash financing and investing activities:
Patronage capital applied against loan balances	$1,829	$-
Minority interest patronage capital applied against loan balances	1,689	-

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

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and arranging financing for its rural telecommunications members and their affiliates. In February 2005, RTFC reincorporated in the District of Columbia. RTFC's results of operations and financial condition are consolidated with those of CFC in the accompanying financial statements. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code. RTFC pays income tax based on its net margins, excluding net margins allocated to its members.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private cooperative association. NCSC provides financing to the for-profit and non-profit entities that are owned, operated or controlled by or provide substantial benefit to members of CFC. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program. NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. NCSC's results of operations and financial condition are consolidated with those of CFC in the accompanying financial statements. NCSC is headquartered with CFC in Herndon, Virginia. NCSC is a taxable corporation. NCSC pays income tax annually based on its net margins for the period.

The Company's consolidated membership was 1,552 as of November 30, 2005 including 901 utility members, the majority of which are consumer-owned electric cooperatives, 513 telecommunications members, 69 service members and 69 associates in 49 states, the District of Columbia and two U.S. territories. The utility members included 830 distribution systems and 71 generation and transmission ("power supply") systems. Memberships among CFC, RTFC and NCSC have been eliminated in consolidation. All references to members within this document include members and associates.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary for a fair statement of the Company's results for the interim periods presented. Operating results for the six months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006.

During the quarter ended November 30, 2005, CFC recorded an adjustment to eliminate a reserve of $0.9 million related to the receipt of certain partnership distributions. The Company received the partnership distributions over various periods in fiscal years 2003, 2004 and 2005. The Company does not believe that the impact of the correction is material to the prior periods over which the $0.9 million of reserve was accumulated. The adjustment had no impact on cash flow for the quarter ended November 30, 2005.

The notes to the consolidated and combined financial statements for the years ended May 31, 2005 and 2004 should be read in conjunction with the accompanying financial statements. (See the Company's Form 10-K/A for the year ended May 31, 2005.)

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

(b)

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of CFC, RTFC, NCSC and certain entities controlled by CFC created to hold foreclosed assets, after elimination of all material intercompany accounts and transactions. Prior to June 1, 2003, RTFC and NCSC were not consolidated with CFC since CFC has no direct financial ownership interest in either company; however RTFC's results of operations and financial condition were combined with those of CFC. Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 requires CFC to consolidate the financial results of RTFC and NCSC. CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

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

CFC is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party. NCSC funds its programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee. Under a guarantee agreement, CFC has agreed to reimburse NCSC for losses on loans, excluding the consumer loan program. CFC does not control the election of directors to the NCSC board. NCSC is a class C member of CFC.

RTFC and NCSC creditors have no recourse against CFC in the event of default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC and RTFC debt obligations to a third party. At November 30, 2005, CFC had guaranteed $249 million of NCSC debt with third parties. These guarantees are not included in Note 12 at November 30, 2005 as the debt that CFC had guaranteed is reported as debt of the Company. At November 30, 2005, CFC had no guarantees of RTFC debt to third party creditors. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At November 30, 2005, RTFC had total assets of $2,511 million including loans outstanding to members of $2,269 million and NCSC had total assets of $488 million including loans outstanding of $447 million. At November 30, 2005 and May 31, 2005, CFC had committed to lend RTFC up to $10 billion, of which $2,266 million was outstanding at November 30, 2005. As of November 30, 2005 and May 31, 2005, CFC had committed to provide credit to NCSC of up to $2 billion. At November 30, 2005, CFC had provided a total of $478 million of credit to NCSC, representing $229 million of outstanding loans and $249 million of credit enhancements.

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

During the three months ended November 30, 2005 and 2004, the Company recognized fees totaling $5 million and $35 million, respectively, in operating income including $3 million and $4 million of conversion fees, respectively. Fees totaling $6 million and $4 million were deferred during the three months ended November 30, 2005 and 2004, respectively. No make-whole fees were earned by the Company during the three months ended November 30, 2005 as compared to $30 million in make-whole fees related to the prepayment of RTFC loans during the three months ended November 30, 2004.

During the six months ended November 30, 2005 and 2004, the Company recognized fees totaling $14 million and $41 million, respectively, in operating income including $7 million and $9 million of conversion fees, respectively. Fees totaling $6 million were deferred during the six months ended November 30, 2005 and 2004. The Company earned $2 million in make-whole fees during the six months ended November 30, 2005 as compared to $30 million in make-whole fees related to the prepayment of RTFC loans during the six months ended November 30, 2004.

(d)

Comprehensive Income

Comprehensive income includes the Company's net margin, as well as other comprehensive income related to derivatives. Comprehensive income for the three and six months ended November 30, 2005 and 2004 is as follows:

	For the three months ended November 30,		For the six months ended November 30,
(in thousands)	2005	2004	2005	2004
Net margin	$63,729	$38,966	$58,412	$128,907
Other comprehensive income:
Unrealized gain (loss) on derivatives	126	9,160	(1,433)	9,399
Reclassification adjustment for
realized losses on derivatives	39	11,285	259	14,821
Comprehensive income	$63,894	$59,411	$57,238	$153,127

(e)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

(f)	Restatement

The Company has amended and restated its consolidated financial statements for the year ended May 31, 2005 and the quarter ended August 31, 2005.  As part of the implementation of SFAS 133 on June 1, 2001, CFC recorded a transition adjustment related to the interest rate exchange agreements that did not qualify for hedge treatment. During the quarter ended November 2004, CFC fully or partially terminated seven interest rate exchange agreements that were in place on June 1, 2001, and therefore were included in the calculation of the transition adjustment. CFC fully or partially terminated these interest rate exchange agreements due to the prepayment of the loans for which the agreements were used as part of the loan funding. At the time the interest rate exchange agreements were fully or partially terminated, CFC should have written off the related unamortized transition adjustment. CFC did not write off the related transition adjustment, but rather continued to amortize the transition adjustment according to the original maturity schedule.  CFC has increased the amount of transition adjustment amortization recorded in the derivative forward value line of the consolidated statement of operations by $8 million for the quarter and six months ended November 30, 2004. The increase to the amount of amortization recorded results in a decrease to operating margin and net margin in the same amount for the quarter and six months ended November 30, 2004.

A summary of the significant effects of the restatement on the consolidated statement of operations for the quarter and six months ended November 30, 2004 is as follows.

(in thousands) Six months ended November 30, 2004	Derivative Forward Value	Total Gain on Derivative and Foreign Currency Adjustments	Operating Margin	Margin Prior to Minority Interest	Net Margin
As previously reported	$146,646	$81,458	$139,610	$138,767	$136,905
Change in amortization of transition adjustment	(7,998)	(7,998)	(7,998)	(7,998)	(7,998)
Restated	$138,648	$73,460	$131,612	$130,769	$128,907

The following adjustments have been made to the restated consolidated statement of operations for the quarter ended November 30, 2004.

(in thousands) Quarter ended November 30, 2004	Derivative Forward Value	Total Gain on Derivative and Foreign Currency Adjustments	Operating Margin	Margin Prior to Minority Interest	Net Margin
As previously reported	$91,902	$1,276	$48,872	$48,224	$46,964
Change in amortization of transition adjustment	(7,998)	(7,998)	(7,998)	(7,998)	(7,998)
Restated	$83,904	$(6,722)	$40,874	$40,226	$38,966

In addition to the above restatement, the Company has also changed the presentation of operating expenses to make a separate presentation of rental and other income on the consolidated statements of operations.

(2)	Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type are summarized as follows:

	November 30, 2005		May 31, 2005
	Loans	Unadvanced (1)	Loans	Unadvanced (1)
(in thousands)	outstanding	commitments	outstanding	commitments
Total by loan type:
Long-term fixed rate loans	$13,877,498	$-	$12,724,758	$-
Long-term variable rate loans	3,041,008	6,020,827	4,961,397	5,537,121
Loans guaranteed by RUS	263,118	591	258,493	8,491
Intermediate-term loans	9,825	23,693	10,328	25,714
Line of credit loans	955,309	6,495,567	1,017,092	6,122,693
Total loans	18,146,758	12,540,678	18,972,068	11,694,019
Less: Allowance for loan losses	(593,532)	-	(589,749)	-
Net Loans	$17,553,226	$12,540,678	$18,382,319	$11,694,019

Total by segment:
CFC:
Distribution	$12,783,425	$8,837,280	$12,728,866	$8,821,217
Power supply	2,516,555	2,409,345	2,640,787	2,059,350
Statewide and associate	129,914	115,079	135,513	124,539
CFC Total	15,429,894	11,361,704	15,505,166	11,005,106
RTFC	2,269,500	521,702	2,992,192	518,514
NCSC	447,364	657,272	474,710	170,399
Total	$18,146,758	$12,540,678	$18,972,068	$11,694,019

The following table summarizes non-performing and restructured loans outstanding by segment and by loan program:
	November 30, 2005		May 31, 2005
	Loans	Unadvanced (1)	Loans	Unadvanced (1)
(in thousands)	outstanding	commitments	outstanding	commitments
Non-performing loans:
RTFC:
Long-term fixed rate loans	$212,984	$-	$213,092	$-
Long-term variable rate loans	311,774	-	353,480	-
Line of credit loans	33,219	5,526	49,777	34,188
Total RTFC loans	557,977	5,526	616,349	34,188
NCSC:
Long-term fixed rate loans	128	-	277	-
Total non-performing loans	$558,105	$5,526	$616,626	$34,188

Restructured loans:
CFC:
Long-term variable rate loans	$581,362	$200,000	$593,584	$200,000
RTFC:
Long-term fixed rate loans	7,069	-	7,342	-
Total restructured loans	$588,431	$200,000	$600,926	$200,000

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

Loan origination costs are deferred and amortized using the straight-line method, which approximates the interest method, over the life of the loan as a reduction to operating income. At November 30, 2005 and May 31, 2005, the balance for deferred loan origination costs related to loans outstanding totaled $2 million.

Pledging of Loans

As of November 30, 2005 and May 31, 2005, CFC had pledged collateral totaling $7,668 million and $7,293 million, respectively, of distribution system mortgage notes related to outstanding long-term loans, $225 million and $218 million, respectively, of RUS guaranteed loans qualifying as permitted investments and $2 million of cash to secure its collateral trust bonds and long-term secured notes payable outstanding totaling $5,852 million and $5,402 million, respectively.

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

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment.

(Dollar amounts in thousands)	At November 30, 2005				At May 31, 2005
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$13,415,402	97%	$462,096	3%	$12,293,054	97%	$431,704	3%
Long-term variable rate loans	2,907,164	96%	133,844	4%	4,701,660	95%	259,737	5%
Loans guaranteed by RUS	263,118	100%	-	-	258,493	100%	-	-
lntermediate-term loans	967	10%	8,858	90%	1,235	12%	9,093	88%
Line of credit loans	151,853	16%	803,456	84%	201,466	20%	815,626	80%
Total loans	$16,738,504	92%	$1,408,254	8%	$17,455,908	92%	$1,516,160	8%

Total by segment:
CFC	$14,344,954	93%	$1,084,940	7%	$14,316,925	92%	$1,188,241	8%
RTFC	2,023,322	89%	246,178	11%	2,747,845	92%	244,347	8%
NCSC	370,228	83%	77,136	17%	391,138	82%	83,572	18%
Total loans	$16,738,504	92%	$1,408,254	8%	$17,455,908	92%	$1,516,160	8%

(3)	Allowance for Loan Losses

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

Activity in the allowance account is summarized below for the six months ended November 30, 2005 and 2004 and the year ended May 31, 2005.

	For the six months ended November,		Year ended May 31,
(in thousands)	2005	2004	2005
Balance at beginning of year	$589,749	$573,939	$573,939
Provision for loan losses	3,886	-	16,402
Write-offs	(442)	(600)	(1,354)
Recoveries	339	404	762
Balance at end of period	$593,532	$573,743	$589,749

(4)	Foreclosed Assets

Assets received in satisfaction of loan receivables are recorded at the lower of cost or market and identified on the consolidated balance sheets as foreclosed assets. During fiscal year 2003, CFC received assets with a fair value totaling $369 million primarily comprised of real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in real estate properties, as well as telecommunications assets as part of the bankruptcy settlement with Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"). CFC operated the real estate assets before the assets were sold in August 2005 for $30 million. The results of operations of foreclosed assets during the six months ended November 30, 2005 include a gain of $4 million from the sale. CFC will continue to service the notes receivable until the earlier of sale or maturity.

The activity for foreclosed assets is summarized below for the six months ended November 30, 2005 and the year ended May 31, 2005.

	Six months ended	Year ended
(in thousands)	November 30, 2005	May 31, 2005
Beginning balance	$140,950	$247,660
Results of operations	8,570	13,079
Net cash withdrawn	(1,348)	(116,134)
Impairment to fair value write down	-	(55)
Net proceeds from sale of foreclosed assets	(28,782)	(3,600)
Ending balance of foreclosed assets	$119,390	$140,950

Related to the foreclosed assets were funding costs totaling $3 million for the six months ended November 30, 2005 and 2004 which are reported in the cost of funds in the consolidated statements of operations.

(5)	Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt at November 30, 2005 and May 31, 2005:

(in thousands)	November 30, 2005	May 31, 2005
Short-term debt:
Commercial paper sold through dealers, net of discounts	$598,367	$2,873,167
Commercial paper sold directly to members, at par	1,137,870	989,250
Commercial paper sold directly to non-members, at par	140,363	127,920
Total commercial paper	1,876,600	3,990,337
Daily liquidity fund	345,658	270,868
Bank bid notes	100,000	100,000
Subtotal short-term debt	2,322,258	4,361,205

Long-term debt maturing within one year:
Medium-term notes (1)	1,362,578	1,086,593
Foreign currency valuation account (1)	54,268	40,425
Secured collateral trust bonds	2,499,322	2,448,530
Long-term notes payable	15,685	15,826
Total long-term debt maturing within one year	3,931,853	3,591,374

Short-term debt supported by revolving credit
agreements, classified as long-term debt (see Note 6)	(3,760,000)	(5,000,000)
Total short-term debt	$2,494,111	$2,952,579

(1) At November 30, 2005 and May 31, 2005, medium-term notes includes $390 million of medium-term notes denominated in Euros and $282 million and zero, respectively of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

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

Foreign Denominated Short-Term Debt

Included in short-term debt at November 30, 2005 and May 31, 2005 are medium-term notes due within one year that are denominated in a foreign currency. At the time of issuance of short-term debt denominated in a foreign currency, CFC enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated short-term debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated short-term debt. The adjustment to the value of the short-term debt on the consolidated balance sheets is also reported on the consolidated statements of operations as foreign currency adjustments. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted short-term debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the short-term debt, unless the counterparty to the exchange agreement does not perform as required under the agreement.

Revolving Credit Agreements
The following is a summary of the Company's revolving credit agreements at November 30, 2005 and May 31, 2005:

(Dollar amount in thousands)	November 30, 2005	May 31, 2005	Termination Date	Facility fee per annum (1)
Three-year agreement	$500,000	$1,740,000	March 30, 2007	0.10 of 1%

Five-year agreement	1,975,000	1,975,000	March 23, 2010	0.09 of 1%

364-day agreement (2)	1,285,000	1,285,000	March 22, 2006	0.07 of 1%

Total	$3,760,000	$5,000,000

(1) Facility fee determined by CFC's senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.

(2) Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods. For the agreement in place at November 30, 2005 and May 31, 2005, if converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.125 of 1% per annum.

Effective October 7, 2005, the Company elected to reduce the amount of the three-year agreement by $1,240 million due to the Company's reduced usage of commercial paper and other short-term instruments and exposure related to guarantees. Since the initiation of the revolving credit agreements, the Company has obtained access to additional funding sources which do not require backup liquidity. In addition, CFC and RTFC have had members reduce the size of their loans outstanding through refinancings.

Up-front fees of between 0.03 and 0.13 of 1% were paid to the banks based on their commitment level in each of the agreements in place at November 30, 2005 and May 31, 2005, totaling in aggregate $3 million, which will be amortized as expense over the life of the agreements. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance. The utilization fee is 0.10 of 1% for the 364-day and five-year agreements and 0.15 of 1% for the three-year agreement outstanding at November 30, 2005 and May 31, 2005.

Effective November 30, 2005 and May 31, 2005, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

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

The following represents the Company's required financial ratios under the revolving credit agreements at or for the six months ended November 30, 2005 and the year ended May 31, 2005:

	Requirement	November 30, 2005	May 31, 2005

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.12	1.08

Minimum adjusted TIER at fiscal year end (1)	1.05	N/A	1.14

Maximum senior debt as a percentage of total equity	10.00	6.03	6.30

(1)	The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Based on the ability to borrow under the bank line facilities, the Company classified $3,760 million and $5,000 million, respectively, of its short-term debt outstanding as long-term debt at November 30, 2005 and May 31, 2005. The Company expects to maintain more than $3,760 million of short-term debt outstanding during the next twelve months. If necessary, the Company can refinance such short-term debt on a long-term basis by borrowing under the credit agreements totaling $3,760 million discussed above, subject to the conditions therein.

(6)	Long-Term Debt

The following is a summary of long-term debt at November 30, 2005 and May 31, 2005:

(in thousands)	November 30, 2005	May 31, 2005
Unsecured long-term debt:
Medium-term notes, sold through dealers (1) (3)	$5,143,140	$5,387,082
Medium-term notes, sold directly to members (2)	52,129	68,382
Subtotal	5,195,269	5,455,464
Unamortized discount	(10,564)	(11,330)
Foreign currency valuation account (3)	156,050	220,553
Total unsecured medium-term notes	5,340,755	5,664,687

Unsecured long-term notes payable	83,770	91,124
Total unsecured long-term debt	5,424,525	5,755,811

Secured long-term debt:
Secured collateral trust bonds	2,851,981	2,952,024
Unamortized discount	(5,213)	(5,880)
Total secured collateral trust bonds	2,846,768	2,946,144

Secured long-term notes payable	1,000,000	-
Total secured long-term debt	3,846,768	2,946,144

Short-term debt supported by revolving credit
agreements, classified as long-term debt (see Note 5)	3,760,000	5,000,000
Total long-term debt	$13,031,293	$13,701,955

(1)

Medium-term notes sold through dealers mature through 2032 as of November 30, 2005 and May 31, 2005. Does not include $1,187 million and $921 million of medium-term notes sold through dealers that were reclassified as short-term debt at November 30, 2005 and May 31, 2005, respectively.

(2)

Medium-term notes sold directly to members mature through 2023 as of November 30, 2005 and May 31, 2005. Does not include $230 million and $206 million of medium-term notes sold to members that were reclassified as short-term debt at November 30, 2005 and May 31, 2005, respectively.

(3)

At November 30, 2005 and May 31, 2005, medium-term notes sold through dealers includes $434 million related to medium-term notes denominated in Euros and zero and $282 million, respectively, of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

Secured Long-Term Notes Payable

In July 2005, the Company sold $500 million of 4.656% notes to Farmer Mac due in 2008 and secured the debt issuance by the pledge of CFC mortgage notes. During the six months ended November 30, 2005, CFC received advances totaling $500 million of a $1 billion loan facility under a bond purchase agreement with the Federal Financing Bank ("FFB") and a bond guarantee agreement with RUS as part of the Rural Economic Development Loan and Grant ("REDLG") program. Under this program, CFC is eligible to borrow up to the amount of the outstanding loans that it has issued concurrent with RUS loans. At November 30, 2005, CFC had a total of $2.6 billion outstanding on loans issued concurrently with RUS. Under the program, CFC will pay a fee of 30 basis points per annum to RUS for the guarantee of principal and interest payments to FFB.

Foreign Denominated Long-Term Debt

Included in long-term debt at November 30, 2005 and May 31, 2005 are medium-term notes that are denominated in a foreign currency. At the time of issuance for medium-term notes denominated in a foreign currency, CFC enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated long-term debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated long-term debt. The adjustment to the value of the long-term debt on the consolidated balance sheets is also reported on the consolidated statements of operations as foreign currency adjustments. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted long-term debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the long-term debt, unless the counterparty to the exchange agreement does not perform as required under the agreement.

Rating Triggers

Included in secured long-term notes payable at November 30, 2005 are $500 million of bonds outstanding under the REDLG program that include a rating trigger event. At the occurrence of a rating trigger event, the Company is required to pledge collateral comprised of electric or telephone mortgage notes at least equal to the principal amount of REDLG bonds outstanding. The

Company's rating triggers are based on its senior secured credit rating from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings (see chart on page 58). A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.

(7)	Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding at November 30, 2005 and May 31, 2005:

(Dollar amounts in thousands)	November 30, 2005	May 31, 2005
6.75% due 2043	$125,000	$125,000
6.10% due 2044	100,000	100,000
5.95% due 2045	135,000	135,000
7.625% due 2050	150,000	150,000
7.40% due 2050	175,000	175,000
Total	$685,000	$685,000

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

Interest Rate Exchange Agreements

At November 30, 2005 and May 31, 2005, the Company was a party to interest rate exchange agreements with notional amounts totaling $14,622 million and $13,693 million, respectively. The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk. The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future. The Company's interest rate exchange agreements at November 30, 2005 have maturity dates ranging from 2006 to 2035.

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

During the six months ended November 30, 2005 and 2004, income related to interest rate exchange agreements that did not qualify for hedge accounting totaling $32 million and $2 million during the six months ended November 30, 2005 and 2004, respectively was recorded as derivative cash settlements in the consolidated statements of operations. Cash settlements includes income of $31 million and $25 million during the six months ended November 30, 2005 and 2004, respectively, related to the periodic amounts that were paid and received on its interest rate exchange agreements. During the six months ended November 30, 2005 and 2004, respectively, cash settlements also includes $1 million of fees received from and $23 million of fees paid to counterparties related to the exiting of agreements. These agreements were terminated due to the prepayment of approximately $614 million and $900 million of loans during the six months ended November 30, 2005 and 2004, respectively, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements. The impact on earnings for the six months ended November 30, 2005 and 2004 due to the change in fair value of these interest rate exchange agreements was a loss of $5 million and a gain of $44 million, respectively, recorded as part of the derivative forward value in the consolidated statements of operations. For the six months ended November 30, 2005 and 2004, the derivative forward value also includes amortization of $0.3 million and $15 million (including $8 million related to the early termination of interest rate exchange agreements), respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements. Less than $1 million is expected to be amortized over the next twelve months related to the transition adjustment and will continue through April 2029.

At November 30, 2005 and May 31, 2005, interest rate exchange agreements with a total notional amount of $7,122 million and $6,443 million, respectively, in which the Company pays a fixed rate and receives a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate, were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate.

At November 30, 2005 and May 31, 2005, interest rate exchange agreements with a total notional amount of $7,300 million and $7,050 million, respectively, in which the Company pays a variable rate based on a 30-day composite commercial paper index or a LIBOR based rate and receives a fixed rate, were used to synthetically change the rate on debt from fixed to variable.

*	Interest rate exchange agreements that are designated as and qualify as hedges.

At November 30, 2005 and May 31, 2005, interest rate exchange agreements with a total notional amount of $200 million in which the Company pays a fixed rate and receives a variable rate based on a LIBOR based rate were used to synthetically change the rate on debt used to fund long-term fixed rate loans from a variable rate to a fixed rate. These agreements are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the interest rate exchange agreements to the critical terms of the hedged debt. Interest rate exchange agreements that qualify as effective cash flow hedges are deemed to be effective if the payment dates match exactly to the payment dates on the hedged debt throughout the terms of the agreements. All effective changes in forward value on these interest rate exchange agreements are recorded as other comprehensive income and reported in the consolidated statement of changes in equity. The net impact was other comprehensive loss of $1 million and other comprehensive income of $0.1 million, respectively for the six months ended November 30, 2005 and 2004. No amount related to ineffectiveness was recorded in the consolidated statement of operations for the six months ended November 30, 2005 and 2004. For the six months ended November 30, 2005 and 2004, cost of funds includes expense of $4 million and $1 million, respectively related to net cash settlements for interest rate exchange agreements that qualify as effective hedges.

Cross Currency and Cross Currency Interest Rate Exchange Agreements
At November 30, 2005 and May 31, 2005, the Company had medium-term notes outstanding that are denominated in foreign currencies. The Company entered into cross currency and cross currency interest rate exchange agreements related to each foreign denominated issue in order to synthetically change the foreign denominated debt to U.S. dollar denominated debt. At November 30, 2005 and May 31, 2005, the Company was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,106 million.

*	Cross currency interest rate exchange agreements that are not designated as and do not qualify as hedges.

At November 30, 2005 and May 31, 2005, cross currency interest rate exchange agreements with a total notional amount of $434 million, in which the Company receives Euros and pays U.S. dollars, and $282 million, in which the Company receives Australian dollars and pays U.S. dollars, were used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, the agreements synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate. These cross currency interest rate exchange agreements do not qualify for hedge accounting.

Since the agreements synthetically change both the interest rate and the currency exchange rate in one agreement, the criteria to qualify for effectiveness specifies that the change in fair value of the debt when divided by the change in the fair value of the derivative must be within a range of 80% to 125%, which is more difficult to obtain than matching the critical terms. Therefore, all changes in fair value are recorded in the consolidated statements of operations. The impact on earnings for the six months ended November 30, 2005 and 2004 due to the change in fair value of these cross currency interest rate exchange agreements was a loss of $46 million and a gain of $95 million, respectively, recorded in the derivative forward value. The amounts paid and received related to cross currency interest rate exchange agreements that did not qualify for hedge accounting were income of $5 million and $12 million, respectively, for the six months ended November 30, 2005 and 2004 and were included as part of derivative cash settlements.

*	Cross currency exchange agreements that are designated as and qualify as hedges.
At November 30, 2005 and May 31, 2005, cross currency exchange agreements with a total notional amount of $390 million in which the Company receives Euros and pays U.S. dollars are designated as and qualify as effective cash flow hedges. Effectiveness is assessed by comparing the critical terms of the cross currency exchange agreements to the critical terms of the hedged debt. Cross currency exchange agreements that qualify as effective cash flow hedges are deemed to be effective if the payment dates match exactly to the payment dates on the hedged debt throughout the terms of the agreements. All effective changes in forward value on these cross currency exchange agreements are recorded as other comprehensive income and reported in the consolidated statement of changes in equity. Reclassifications are then made from other comprehensive income to foreign currency adjustments on the consolidated statements of operations in an amount equal to the change in the dollar value of foreign denominated debt, which results in the full offset of the change in the dollar value of such debt based on the changes in the exchange rate during the period. There was no change to other comprehensive income for the six months ended November 30, 2005 compared to a gain of $9 million for the six months ended November 30, 2004. No amount related to ineffectiveness was recorded in the consolidated statement of operations for the six months ended November 30, 2005 and 2004. Cost of funds includes income of $2 million and expense of $4 million related to net cash settlements for cross currency exchange agreements that qualify as effective hedges for the six months ended November 30, 2005 and 2004, respectively.

The following chart summarizes the cross currency and cross currency interest rate exchange agreements outstanding at November 30, 2005 and May 31, 2005.

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

(4) Amounts in the chart represent the U.S. dollar value at the initiation of the exchange agreement. At November 30, 2005 and May 31, 2005, one U. S. dollar was the equivalent of 0.848 and 0.813 Euros, respectively. One U.S. dollar was the equivalent of 1.353 and 1.324 Australian dollars at November 30, 2005 and May 31, 2005, respectively.

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

Rating Triggers

The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart on page 58). At November 30, 2005, there were rating triggers associated with $11,445 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,276 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $10,169 million.

At November 30, 2005, the Company's exchange agreements had a derivative fair value of $39 million, comprised of $40 million that would be due to the Company and $1 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $252 million, comprised of $304 million that would be due to the Company and $52 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

(9)	Members' Subordinated Certificates

CFC's members are required to purchase membership certificates as a condition of membership. Such certificates are interest-bearing unsecured, subordinated debt of CFC. New members are required to purchase membership certificates based on an amount calculated as a percentage of the difference between revenue and the cost of power for a period of 15 years. New members purchase the certificates over time as a percentage of the amount they borrow from CFC. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership. CFC membership certificates typically have an original maturity of 100 years and pay interest at 5%. The weighted average maturity for all membership subordinated certificates outstanding at November 30, 2005 and May 31, 2005 was 71 years.

Members obtaining long-term loans, certain intermediate-term loans or guarantees are generally required to purchase additional loan or guarantee subordinated certificates with each such loan or guarantee based on the members' CFC debt to equity ratio. These certificates are unsecured, subordinated debt of the Company.

Certificates currently purchased in conjunction with long-term loans are generally non-interest bearing. CFC's policy regarding the purchase of loan subordinated certificates requires members with a CFC debt to equity ratio in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% for distribution systems and 7% for power supply systems. CFC associates and RTFC members are required to purchase loan subordinated certificates of 10% of each long-term loan advance. For non-standard credit facilities, the borrower is required to purchase interest bearing certificates in amounts determined appropriate by CFC based on the circumstances of the transaction.

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

At November 30, 2005 and May 31, 2005, the Company reported minority interests of $21 million and $19 million, respectively, on the consolidated balance sheets. Minority interest represents the interest of other parties in RTFC and NCSC. The members of

RTFC and NCSC own or control 100% of the interest in the respective company. CFC implemented FIN 46(R) on June 1, 2003 which required the consolidation of RTFC's and NCSC's results of operations and financial condition even though CFC has no financial interest or voting control over either company.

During the six months ended November 30, 2005, the balance of minority interest increased by $4 million of minority interest net margin for the six months ended November 30, 2005 less the offset of $2 million of unretired RTFC patronage capital allocations against the outstanding loan balance of an impaired borrower.

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

At November 30, 2005 and May 31, 2005, equity included the following components:

(in thousands)	November 30, 2005	May 31, 2005
Membership fees	$993	$993
Education fund	766	1,200
Members' capital reserve	164,037	164,067
Allocated net margin	284,441	357,323
Unallocated margin	78,011	-
Total members' equity	528,248	523,583
Prior years cumulative derivative forward
value and foreign currency adjustments	229,049	224,716
Current period derivative forward value (1)	(54,078)	27,226
Current period foreign currency adjustments	34,479	(22,893)
Total retained equity	737,698	752,632
Accumulated other comprehensive income	14,955	16,129
Total equity	$752,653	$768,761

(1) Represents the derivative forward value (gain) loss recorded by CFC for the period.

(12)	Guarantees

The Company guarantees the contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At November 30, 2005 and May 31, 2005, the Company had recorded a guarantee liability totaling $15 million and $16 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at November 30, 2005 and May 31, 2005 totaled $13 million and $16 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal borrower risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of $2 million and less than $1 million, respectively, at November 30, 2005 and May 31, 2005 relates to the non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. The non-contingent obligation is estimated based on guarantee fees received. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. The Company deferred fees of $1 million and $0.3 million for the six months ended November 30, 2005 and 2004, respectively, related to new guarantees issued during the periods.

The following chart summarizes total guarantees by type and segment at November 30, 2005 and May 31, 2005.

(in thousands)	November 30, 2005	May 31, 2005
Long-term tax-exempt bonds (1)	$628,365	$738,385
Debt portions of leveraged lease transactions (2)	10,945	12,285
Indemnifications of tax benefit transfers (3)	133,399	141,996
Letters of credit (4)	197,830	196,597
Other guarantees (5)	78,507	68,489
Total	$1,049,046	$1,157,752
Total by segment:
CFC:
Distribution	$43,559	$41,842
Power supply	964,800	1,066,373
Statewide and associate	32,792	41,642
CFC total	1,041,151	1,149,857
NCSC	7,895	7,895
Total	$1,049,046	$1,157,752

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

Of the amounts shown above, $585 million and $692 million as of November 30, 2005 and May 31, 2005, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of November 30, 2005, CFC's maximum potential exposure for the $43 million of fixed rate tax-exempt bonds is $54 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC's exposure to future interest payments on these bonds. CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2) The maturities for this type of guarantee run through 2007. CFC has guaranteed the rent obligation of its members to a third party. In the event of default by the system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the debt obligation. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. As of November 30, 2005, CFC's maximum potential exposure for guaranteed principal and interest is $12 million.  This amount is secured by the property leased, the owner's rights as lessor and, in some instances, all assets of the lessee.

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

(4) The maturities for this type of guarantee run through 2017. Additionally, letters of credit totaling $9 million as of November 30, 2005 have a term of one year and automatically extend for periods of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The Company issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw. Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. As of November 30, 2005, the Company's maximum potential exposure is $198 million, of which $156 million is secured. Security provisions include a mortgage lien on all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table above, under master letter of credit facilities, the Company may be required to issue up to an additional $200 million in letters of credit to third parties for the benefit of its members at November 30, 2005. At May 31, 2005, this amount was $212 million.

(5) The maturities for this type of guarantee run through 2025. CFC provides other guarantees as required by its members. In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Of CFC's maximum potential exposure for guaranteed principal and interest totaling $79 million at November 30, 2005, $8 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $71 million is unsecured.

(13)	Contingencies

The Company had the following loans classified as non-performing and restructured.

	As of
(in thousands)	November 30, 2005	May 31, 2005	November 30, 2004
Non-performing loans	$558,105	$616,626	$186,689

Restructured loans	588,431	600,926	613,499

Total	$1,146,536	$1,217,552	$800,188

(a) During the six months ended November 30, 2005 and 2004, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income. At November 30, 2005 and May 31, 2005, $581 million and $594 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income. At November 30, 2004, there were $606 million of restructured loans on non-accrual status. A total of $0.3 million of interest income was accrued on restructured loans during the six months ended November 30, 2005. No interest income was accrued on restructured loans for the six months ended November 30, 2004.

Interest income was reduced as a result of holding loans on non-accrual status for the six months ended November 30, 2005 and 2004 as follows.

	Reduction to interest income
(in thousands)	November 30, 2005	November 30, 2004
Non-performing loans	$20,929	$7,838

Restructured loans	17,031	12,151

Total	$37,960	$19,989

(b) The Company classified $1,138 million and $1,208 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at November 30, 2005 and May 31, 2005, respectively. The Company reserved $432 million and $404 million of the loan loss allowance for such impaired loans at November 30, 2005 and May 31, 2005, respectively. The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. The Company did not accrue interest income on loans classified as impaired during the six months ended November 30, 2005 and 2004. The average recorded investment in impaired loans for the six months ended November 30, 2005 and 2004 was $1,158 million and $896 million, respectively.

The Company updates impairment calculations on a quarterly basis. Since a borrower's original contract rate may include a variable rate component, calculated impairment could vary with changes to the Company's variable rate, independent of a borrower's underlying financial performance or condition. In addition, the calculated impairment for a borrower will fluctuate based on changes to certain assumptions. Changes to assumptions include, but are not limited to the following:

* court rulings,
* changes to collateral values, and
* changes to expected future cash flows both as to timing and amount.

(c) At November 30, 2005 and May 31, 2005, CFC had a total of $581 million and $594 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers. All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at November 30, 2005 and May 31, 2005 represented 3.0% and 2.9%, respectively, of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, CFC restructured its loans to CoServ. CoServ is scheduled to make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC. As of November 30, 2005, no amounts have been advanced to CoServ under this loan facility. To date, CoServ has made all payments required under the restructure agreement. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

CoServ and CFC have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC's legal claim against CoServ will now be limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at November 30, 2005.

(d) VarTec Telecom, Inc. ("VarTec") is a telecommunications company and RTFC borrower located in Dallas, Texas. RTFC is VarTec's principal senior secured creditor. At November 30, 2005 and May 31, 2005, RTFC had a total of $81 million and $135 million, respectively, of loans outstanding to VarTec. At November 30, 2005 and May 31, 2005, all loans to VarTec were on non-accrual status, resulting in the application of all payments received against principal.

VarTec and 16 of its U.S.-based affiliates, which were guarantors of VarTec's debt to RTFC, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004 in Dallas, Texas. On July 29, 2005, the court approved a sale of VarTec's remaining operating assets (the "Domestic Assets Sale"). In August 2005, RTFC received $32 million representing partial payment of proceeds from the Domestic Assets Sale. Final closing of the Domestic Assets Sale is subject to regulatory approvals; in the interim VarTec will continue to operate its business.

The court ordered that all net proceeds of asset sales, including the Domestic Assets Sale, be provisionally applied to RTFC's secured debt. The application is subject to third parties' rights, if any, superior to RTFC's rights and liens, and to further court order to require the return of such funds for use as cash collateral under the Bankruptcy Code.

On June 10, 2005, the Official Committee of Unsecured Creditors (the "UCC") initiated an adversary proceeding against RTFC in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The adversary proceeding asserts the following claims: (i) that RTFC may have engaged in wrongful activities prior to the filing of the bankruptcy proceeding (e.g., RTFC had "control" over VarTec's affairs, RTFC exerted "financial leverage" over VarTec and is liable for VarTec's "deepening insolvency"); (ii) that RTFC's claims against VarTec should be equitably subordinated to the claims of other creditors because of the alleged wrongful activities; and (iii) that certain payments made by VarTec to RTFC and certain liens granted to RTFC are avoidable as preferences or fraudulent transfers or should otherwise be avoided and re-distributed for the benefit of VarTec's bankruptcy estates. The adversary proceeding identifies payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On December 16, 2005, the Court issued an order dismissing the "deepening insolvency" claim against RTFC. Trial, if necessary, on the merits of the remaining claims is currently scheduled for August 2006. The trial date is subject to change.

On October 14, 2005, the Bankruptcy Court approved an administrative DIP facility from RTFC in the amount of $9 million, of which $4 million was outstanding as of November 30, 2005.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to VarTec at November 30, 2005.

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

As of November 30, 2005 and May 31, 2005, RTFC had $475 million in loans outstanding to ICC. All loans to ICC have been on non-accrual status since February 1, 2005.

RTFC is the primary secured lender to ICC. RTFC's collateral for the loans includes (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC, (ii) a direct pledge of 100% of the voting stock of ICC's USVI local exchange carrier subsidiary, Vitelco, (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC's other operating subsidiaries, and (iv) a personal guaranty of the loans from ICC's indirect majority shareholder and chairman, Jeffrey Prosser ("Prosser")

On June 1, 2004, RTFC filed a lawsuit in the United States District Court for the Eastern District of Virginia against ICC for failure to comply with the terms of its loan agreement with RTFC dated August 27, 2001 as amended on April 4, 2003 (hereinafter, the "loan default action"). RTFC thereafter amended the complaint to allege additional loan agreement defaults by ICC and to demand the full repayment of ICC's total outstanding debt under the loan agreement, including all principal, interest and fees. ICC answered the amended complaint, denied that it is in default under the loan agreement, and asserted a counterclaim seeking the reformation of the loan agreement to conform to a 1989 settlement agreement among the Virgin Islands Public Services Commission, ICC's predecessor, and RTFC, in a manner that ICC contended would relieve it of some of the defaults alleged in the amended complaint.

On September 22, 2004, RTFC filed a lawsuit in the United States District Court for the Eastern District of Virginia against Prosser in his capacity as a guarantor of the indebtedness of ICC to RTFC. Prosser, in his capacity as guarantor, is jointly and severally liable for all existing, current and future ICC indebtedness (hereinafter, the "guarantee action"). RTFC is seeking to recover from Prosser the full amount of principal, interest and fees due from ICC. Prosser answered the complaint by denying liability and all material allegations therein.

By an order dated October 19, 2004, the Court granted ICC's motion to transfer the loan default action and the guarantee action to the District Court for the District of the Virgin Islands. The Court also granted a motion to allow ICC to add a first supplemental counterclaim for anticipatory breach relating to RTFC's alleged funding obligation for the settlement of a litigation brought by shareholders of ICC's former parent company against ICC and some of its directors in connection with a buyout of those shareholders by ICC in 1998 (the "Greenlight litigation"). RTFC replied to ICC's counterclaim for anticipatory breach by denying all material allegations and liability.

On January 11, 2005, RTFC served a motion for partial summary judgment in the loan default action. In its motion, RTFC sought partial summary judgment as to ICC's liability for certain events of default alleged in the amended complaint. In addition, RTFC sought summary judgment dismissing ICC's defense and counterclaim for reformation of the loan agreement, and ICC's counterclaim for anticipatory repudiation in connection with the alleged obligation to fund ICC's settlement of the Greenlight litigation. ICC opposed the motion for summary judgment and cross-moved for summary judgment dismissing the loan default action on the ground that the loan is not in default for various reasons, including those set forth in its answer and counterclaims. On October 31, 2005, ICC moved to further amend its answer to deny the authenticity of the loan agreement in the loan default action. RTFC opposed that motion and filed its response on December 21, 2005. That motion has not yet been ruled upon by the Court. On December 29, 2005, the Court denied RTFC's motion and denied in part and granted in part ICC's motion, holding that some but not all of RTFC's allegations of default should be dismissed.

On September 30, 2004, RTFC filed a derivative action for itself and on behalf of ICC and Vitelco against certain members of the Boards of Directors for ICC and Vitelco, seeking recovery of damages for alleged wrongful acts of the named defendant directors. ICC and Vitelco have each filed motions to dismiss which are currently pending. On November 16, 2005, Judge Curtis V. Gomez issued a ruling recusing himself from this action. The case had not been reassigned as of November 30, 2005.

On July 17, 2005, ICC filed a lawsuit in the District Court for the District of the Virgin Islands against RTFC seeking a declaratory judgment that ICC is not in default on its $10 million line of credit loan. ICC alleges that it should be permitted to allocate certain patronage capital and subordinated capital certificates toward the payment of the outstanding balance under the line of credit loan. In fiscal year 2005, RTFC offset patronage capital that had previously been allocated to ICC and the subordinated capital certificates held by ICC, against the long-term outstanding loan balance. ICC seeks a declaration that this offset was improper as the long-term loan was not in default. RTFC filed its responsive pleading on January 10, 2006.

On August 30, 2005, RTFC filed a lawsuit against ICC in the United States District Court for the Eastern District of Virginia, in accordance with the forum selection clause in the line of credit agreement, for ICC's default on its $10 million line of credit loan. This lawsuit has been served and, by agreement of the parties, will be transferred to the District Court for the District of the Virgin Islands.

On October 26, 2005, ICC filed an action in the District Court for the District of the Virgin Islands for wrongful use of civil proceedings against RTFC and two of its officers, alleging that the loan default action is a wrongful use of civil proceedings. RTFC and the other defendants filed their responsive pleadings on January 10, 2006. RTFC believes the claims asserted are without merit.

On January 10, 2006, Emerging Communications, Inc. (Emcom") and Innovative Communication Corporation, LLC ("ICC-LLC") filed an action for contribution in the District Court for the District of the Virgin Islands against RTFC. The complaint alleges that Emcom and ICC-LLC are entitled to contribution from RTFC in connection with a transaction which resulted in judgments being entered against Emcom and ICC-LLC on or about January 9, 2006 in the Delaware Chancery Court in the amount of $56.3 million plus interest based upon tortious conduct of Emcom and ICC-LLC, as well as an appraisal judgment against Emcom for $28.5 million plus interest. RTFC has not yet been served with this suit.  RTFC believes that the action is without merit, that it has meritorious defenses, and will seek to have it dismissed.

The District Court for the District of the Virgin Islands has ordered RTFC and ICC to engage in a judicially-supervised mediation process. That process is ongoing in the District Court for the District of New Jersey.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at November 30, 2005.

(14)	Gain on Sale of Building and Land

On October 18, 2005, CFC sold its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. for $85 million. The assets had a net book value of $40 million, thus generating a total gain of $44 million, net of $1 million in closing and other related costs. A payment of $79 million was received on October 18, 2005, which resulted in the recognition of a gain of $38 million for the six months ended November 30, 2005. The remaining $6 million of the sales price was held in escrow until January 2006 when certain conditions were met and will be recognized in the third quarter of fiscal year 2006. The $6 million was held in escrow to allow for the right of first refusal on the unimproved land that was given to the original developers of the property as part of CFC's purchase of the land. CFC will lease back approximately one-third of the office space from the purchaser for three years with two one-year options to renew. The headquarters facility consists of two six-story buildings and adjacent parking garages situated on ten acres of land and two acres of unimproved land adjacent to the office buildings.

(15)	Segment Information

The Company's consolidated financial statements include the financial results of CFC, RTFC and NCSC. Full financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance. The segment presentation for three and the six months ended November 30, 2005 and 2004 reflects the operating results of each of the three companies: CFC, RTFC and NCSC.

Pursuant to guarantee agreements, CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loan program. Thus CFC maintains the majority of the total consolidated loan loss allowance. A small loan loss allowance is maintained by NCSC to cover its consumer loan exposure.

The following chart contains the consolidated statement of operations for the six months ended November 30, 2005 and consolidated balance sheet information at November 30, 2005.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$407,412	$65,584	$15,166	$488,162
Cost of funds	(392,063)	(61,887)	(12,379)	(466,329)
Gross margin	15,349	3,697	2,787	21,833

Operating expenses:
General and administrative expenses	(21,602)	(2,220)	(1,046)	(24,868)
Rental and other income	1,475	-	-	1,475
Provision for loan losses	(3,886)	-	-	(3,886)
Recovery of guarantee losses	2,600	-	-	2,600
Total operating expenses	(21,413)	(2,220)	(1,046)	(24,679)

Results of operations of foreclosed assets	8,570	-	-	8,570

Derivative cash settlements	37,765	-	(749)	37,016
Derivative forward value	(54,078)	-	3,473	(50,605)
Foreign currency adjustments	34,479	-	-	34,479
Total gain on derivative and foreign
currency adjustments	18,166	-	2,724	20,890
Operating margin	20,672	1,477	4,465	26,614
Gain on sale of building and land	37,740	-	-	37,740
Income tax expense	-	(34)	(1,695)	(1,729)
Net margin per segment reporting	$58,412	$1,443	$2,770	$62,625

Reconciliation of net margin:
Net margin per segment reporting				$62,625
Minority interest				(4,213)
Net margin per consolidated statement of operations				$58,412

Assets:
Loans to members	$15,429,894	$2,269,500	$447,364	$18,146,758
Less: Allowance for loan losses	(592,358)	-	(1,174)	(593,532)
Loans to members, net	14,837,536	2,269,500	446,190	17,553,226
Other assets	1,058,624	241,708	42,252	1,342,584
Total assets	$15,896,160	$2,511,208	$488,442	$18,895,810

The following chart contains the consolidated statement of operations for the six months ended November 30, 2004 and consolidated balance sheet information at November 30, 2004.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$379,560	$136,274	$12,595	$528,429
Cost of funds	(313,400)	(133,059)	(8,722)	(455,181)
Gross margin	66,160	3,215	3,873	73,248

Operating expenses:
General and administrative expenses	(22,349)	(1,319)	(547)	(24,215)
Rental and other income	2,657	-	-	2,657
Recovery of guarantee losses	1,107	-	-	1,107
Total operating expenses	(18,585)	(1,319)	(547)	(20,451)

Results of operations of foreclosed assets	5,355	-	-	5,355

Derivative cash settlements	14,890	-	(1,006)	13,884
Derivative forward value	138,537	-	111	138,648
Foreign currency adjustments	(79,072)	-	-	(79,072)
Total gain (loss) on derivative and foreign
currency adjustments	74,355	-	(895)	73,460
Operating margin	127,285	1,896	2,431	131,612
Income tax expense	-	(34)	(809)	(843)
Net margin per segment reporting	$127,285	$1,862	$1,622	$130,769

Reconciliation of net margin:
Net margin per segment reporting				$130,769
Minority interest				(1,862)
Net margin per consolidated statement of operations				$128,907

Assets:
Loans to members	$15,534,127	$3,520,446	$466,961	$19,521,534
Less: Allowance for loan losses	(571,842)	-	(1,901)	(573,743)
Loans to members, net	14,962,285	3,520,446	465,060	18,947,791
Other assets	1,627,888	352,802	52,342	2,033,032
Total assets	$16,590,173	$3,873,248	$517,402	$20,980,823

The following chart contains income statement information for the three months ended November 30, 2005.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$203,388	$29,729	$7,684	$240,801
Cost of funds	(199,327)	(27,945)	(6,296)	(233,568)
Gross margin	4,061	1,784	1,388	7,233

Operating expenses:
General and administrative expenses	(11,081)	(1,088)	(582)	(12,751)
Rental and other income	13	-	-	13
Provision for loan losses	(3,886)	-	-	(3,886)
Provision for guarantee losses	(700)	-	-	(700)
Total operating expenses	(15,654)	(1,088)	(582)	(17,324)

Results of operations of foreclosed assets	3,878	-	-	3,878

Derivative cash settlements	17,114	-	(298)	16,816
Derivative forward value	(19,149)	-	3,433	(15,716)
Foreign currency adjustments	35,739	-	-	35,739
Total gain on derivative and foreign
currency adjustments	33,704	-	3,135	36,839
Operating margin	25,989	696	3,941	30,626
Gain on sale of building and land	37,740	-	-	37,740
Income tax expense	-	(34)	(1,496)	(1,530)
Net margin per segment reporting	$63,729	$662	$2,445	$66,836

Reconciliation of net margin:
Net margin per segment reporting				$66,836
Minority interest				(3,107)
Net margin per consolidated statement of operations				$63,729

The following chart contains income statement information for the three months ended November 30, 2004.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$207,472	$67,372	$6,460	$281,304
Cost of funds	(156,431)	(65,821)	(4,551)	(226,803)
Gross margin	51,041	1,551	1,909	54,501

Operating expenses:
General and administrative expenses	(11,268)	(257)	(283)	(11,808)
Rental and other income	1,275	-	-	1,275
Provision for loan losses	-	-	-	-
Recovery of guarantee losses	700	-	-	700
Total operating expenses	(9,293)	(257)	(283)	(9,833)

Results of operations of foreclosed assets	2,928	-	-	2,928

Derivative cash settlements	(5,946)	-	(468)	(6,414)
Derivative forward value	83,272	-	632	83,904
Foreign currency adjustments	(84,212)	-	-	(84,212)
Total gain on derivative and foreign
currency adjustments	(6,886)	-	164	(6,722)
Operating margin	37,790	1,294	1,790	40,874
Income tax expense	-	(34)	(614)	(648)
Net margin per segment reporting	$37,790	$1,260	$1,176	$40,226

Reconciliation of net margin:
Net margin per segment reporting				$40,226
Minority interest				(1,260)
Net margin per consolidated statement of operations				$38,966

(16) Subsequent Events

In December 2005, CFC repurchased $31 million of the 5.95% subordinated deferrable debt securities due 2045 and $8 million of the 6.10% subordinated deferrable debt securities due 2044. CFC recognized a gain of $1 million on the early redemption of the deferrable subordinated debt securities.

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

Restatement

The Company has restated its consolidated financial statements to correct an error in the amount of the derivative transition adjustment amortized during fiscal year 2005. The error occurred in the quarter ended November 30, 2004 when the Company did not write-off the remaining unamortized transition adjustment related to seven interest rate exchange agreements it fully or partially terminated. These seven interest rate exchange agreements were all in place at June 1, 2001 and therefore were included as part of the calculation of the transition adjustment recorded for the implementation of Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities. The impact of this error on the consolidated financial statements is presented in Note 1(f).

The recording of the derivative transition adjustment and the amortization of that adjustment are non-cash entries. Thus, the error and the entry to correct the error do not result in a change to CFC's cash position. The transition adjustment is amortized through the derivative forward value line on the consolidated statement of operations, a line item that is excluded in the calculation of covenants in CFC's revolving lines of credit. CFC also excludes the derivative forward value as part of its own internal analysis presented in its public filings as non-GAAP financial measures. The error and the entry to correct the error do not result in any defaults related to covenant compliance and do not result in a change to CFC's reported non-GAAP financial measures.

The Company has revised the Management's Discussion and Analysis for the effects of this restatement.

Risk Factors

Forward-looking statements are based on management's current views and assumptions regarding future events and operating performance that are subject to risks and uncertainties. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

*

Liquidity - The Company depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantee and repurchase agreements. At November 30, 2005, the Company had $2,322 million of commercial paper, daily liquidity fund and bank bid notes and $3,932 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. There can be no assurance that the Company will be able to access the markets in the future. Downgrades to the Company's long-term debt ratings or other events that may deny or limit the Company's access to the capital markets could negatively impact its operations. The Company has no control over certain items that are considered by the credit rating agencies as part of their analysis for the Company, such as the overall outlook for the electric and telecommunications industries.

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

*

Credit concentration - The Company lends primarily into the rural electric and telephone industries and is subject to risks associated with those industries. Credit concentration is one of the risk factors considered by the rating agencies in the evaluation of the Company's credit rating. The Company's credit concentration to its ten largest borrowers could increase from the current 17% of total loans and guarantees outstanding, if:

	*	it were to extend additional loans and/or guarantees to the current ten largest borrowers,
	*	its total loans and/or guarantees outstanding were to decrease, with a disproportionately large share of the decrease to borrowers not in the current ten largest, or
	*	it were to advance large new loans and/or guarantees to one of the borrowers below the ten largest.

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

*

Rating triggers - The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. The Company's rating triggers are based on its senior unsecured credit ratings (see chart on page 58). Based on the fair market value at November 30, 2005, if the Company's senior unsecured credit ratings were to drop below the trigger level in all agreements, the counterparties may terminate agreements that would require the Company to make a payment totaling $53 million. In calculating the required payments, the Company only considered agreements in which it would have been required to make a payment upon termination.

*

Calculated impairment - The Company calculates loan impairments per the requirements of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended. This pronouncement states that the impairment is calculated based on a comparison of the present value of the expected future cash flows discounted at the original interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. The interest rate in the original loan agreements between the Company and its borrowers may be a blend of the long-term fixed rate for various maturity periods, the long-term variable and the line of credit interest rate. The Company periodically adjusts the long-term variable and line of credit interest rates to reflect the cost of variable rate and short-term debt. Thus, the original contract rate (weighted average of interest rates on all of the original loans to the borrower), will change as the Company adjusts its long-term variable and line of credit interest rates. The Company's calculated impairment on non-performing and restructured loans will increase as the Company's long-term variable and line of credit interest rates increase. Currently, an increase of 25 basis points to the Company's variable interest rates would result in an increase of $8 million to the calculated impairment.

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

Six Months Ended November 30, 2005 Compared to November 30, 2004

TIER for the six months ended November 30, 2005 and 2004 was 1.13 and 1.28, respectively.  The Company also calculates an adjusted TIER to exclude the derivative forward value and foreign currency adjustments from net margin, to add back minority interest to net margin and to include the derivative cash settlements in the cost of funds. Adjusted TIER for the six months ended November 30, 2005 and 2004 was 1.18 and 1.16, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its TIER calculation to exclude the impact of derivatives required by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and foreign currency adjustments required by SFAS 52, Foreign Currency Translation.

The following chart presents the Company's operating results for the six months ended November 30, 2005 and 2004.

	For the six months ended November 30,
(Dollar amounts in millions)	2005	2004	Change
Operating income	$488	$528	$(40)
Cost of funds	(466)	(455)	(11)
Gross margin	22	73	(51)
Operating expenses:
General and administrative expenses	(25)	(24)	(1)
Rental and other income	1	3	(2)
Provision for loan losses	(4)	-	(4)
Recovery of guarantee losses	3	1	2
Total operating expenses	(25)	(20)	(5)

Results of operations of foreclosed assets	9	5	4
Derivative and foreign currency adjustments:
Derivative cash settlements	37	14	23
Derivative forward value	(51)	139	(190)
Foreign currency adjustments	34	(79)	113
Total gain on derivative and foreign currency adjustments	20	74	(54)

Operating margin	26	132	(106)

Gain on sale of building and land	38	-	38
Income tax expense	(2)	(1)	(1)
Minority interest	(4)	(2)	(2)
Net margin	$58	$129	$(71)

TIER	1.13	1.28
Adjusted TIER (1)	1.18	1.16

(1) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net margin, to include minority interest in net margin and to include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the six months ended November 30,
	2005	2004	Change
Operating income	5.30%	5.17%	0.13%
Cost of funds	(5.06)%	(4.46)%	(0.60)%
Gross margin	0.24%	0.71%	(0.47)%
Operating expenses:
General and administrative expenses	(0.27)%	(0.24)%	(0.03)%
Rental and other income	0.01%	0.03%	(0.02)%
Provision for loan losses	(0.04)%	-	(0.04)%
Recovery of guarantee losses	0.03%	0.01%	0.02%
Total operating expenses	(0.27)%	(0.20)%	(0.07)%

Results of operations of foreclosed assets	0.10%	0.05%	0.05%

Derivative and foreign currency adjustments:
Derivative cash settlements	0.40%	0.14%	0.26%
Derivative forward value	(0.56)%	1.36%	(1.92)%
Foreign currency adjustments	0.37%	(0.77)%	1.14%
Total gain on derivative and foreign currency adjustments	0.21%	0.73%	(0.52)%
Operating margin	0.28%	1.29%	(1.01)%

Gain on sale of building and land	0.41%	-	0.41%
Income tax expense	(0.02)%	(0.01)%	(0.01)%
Minority interest	(0.04)%	(0.02)%	(0.02)%
Net margin	0.63%	1.26%	(0.63)%

Adjusted gross margin (1)	0.64%	0.85%	(0.21)%
Adjusted operating margin (2)	0.47%	0.70%	(0.23)%
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

Volume Rate Variance Table
(Dollar amounts in millions)

	For the six months ended November 30,
	2005			2004			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Operating income
CFC	$16,012	$407	5.07%	$15,735	$379	4.81%	$7	$21	$28
RTFC	1,925	66	6.80%	4,172	136	6.51%	(73)	3	(70)
NCSC	447	15	6.77%	474	13	5.30%	(1)	3	2
Total	$18,384	$488	5.30%	$20,381	$528	5.17%	$(67)	$27	$(40)

Cost of funds
CFC	$16,012	$(392)	(4.88)%	$15,735	$(313)	(3.97)%	$(5)	$(74)	$(79)
RTFC	1,925	(62)	(6.41)%	4,172	(133)	(6.36)%	71	-	71
NCSC	447	(12)	(5.53)%	474	(9)	(3.67)%	1	(4)	(3)
Total	$18,384	$(466)	(5.06)%	$20,381	$(455)	(4.46)%	$67	$(78)	$(11)

Gross margin
CFC	$16,012	$15	0.19%	$15,735	$66	0.84%	$2	$(53)	$(51)
RTFC	1,925	4	0.39%	4,172	3	0.15%	(2)	3	1
NCSC	447	3	1.24%	474	4	1.63%	-	(1)	(1)
Total	$18,384	$22	0.24%	$20,381	$73	0.71%	$-	$(51)	$(51)

Derivative cash settlements (3)
CFC	$15,257	$38	0.49%	$15,651	$15	0.19%	$-	$23	$23
NCSC	116	(1)	(1.29)%	42	(1)	(4.80)%	(2)	2	-
Total	$15,373	$37	0.48%	$15,693	$14	0.18%	$(2)	$25	$23

Adjusted cost of funds (4)
Total	$18,384	$(429)	(4.66)%	$20,381	$(441)	(4.32)%

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

(4) See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds.

Operating Income

The $40 million decrease in operating income from the prior year period is partly due to the collection of $2 million of make-whole fees related to the prepayment of loans for the six months ended November 30, 2005 compared to $30 million collected for the six months ended November 30, 2004 which are included as part of the rate variance in the table above. Operating income for the six months ended November 30, 2005 represents a decrease of $12 million from the prior year period excluding make-whole fees. There were offsetting changes to operating income due to the increase to interest rates in the markets and to a lower loan volume. Between November 30, 2004 and the current period end, the Company raised variable interest rates by 185 basis points to 220 basis points depending on the loan program, while fixed interest rates remained relatively stable. The decrease in loan volume is due to the prepayment of RTFC loans during the six months ended November 30, 2005. The increase to income as a result of higher variable interest rates is also offset by a reduction to operating income as a result of an increase to loans on non-accrual status. For the six months ended November 30, 2005, the Company had a reduction to interest income of $38 million due to non-accrual loans, compared to a reduction of $20 million for the prior year period.

Operating income for the six months ended November 30, 2005 excluding the $2 million of make-whole fees was $486 million representing an average yield of 5.27%. Operating income for the six months ended November 30, 2004 excluding the $30 million of make-whole fees was $498 million representing an average yield of 4.88%. Make-whole fees were recorded at CFC during the six months ended November 30, 2005 and 2004. CFC's operating income for the six months ended November 30, 2005 and 2004 excluding the make-whole fees was $405 million representing an average yield of 5.05% and $349 million representing an average yield of 4.44%, respectively. The impact of non-accrual loans at CFC was a decrease in operating income of $17 million for the six months ended November 30, 2005, compared to a decrease of $12 million for the prior year period. The impact of non-accrual loans on RTFC operating income was a decrease of $21 million for the six months ended November 30, 2005, compared to $8 million in the prior year period.

Cost of Funds

The $11 million increase to the cost of funds for the six months ended November 30, 2005 was due to the increase to interest rates in the markets partly offset by lower loan volume. The cost of funds for the six months ended November 30, 2005 and 2004 includes expense totaling $2 million and $5 million, respectively, for net cash settlements related to exchange agreements that qualify as effective hedges. The adjusted cost of funds, which includes the derivative cash settlements, for the six months ended November 30, 2005 decreased by $12 million compared to the prior year period due to lower fees paid for swap terminations partly offset by the increase to cost of funds noted above. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds. Derivative cash settlements for the six months ended November 30, 2005 includes the receipt of $36 million of settlement payments from its counterparties and $1 million received from counterparties for the termination of interest rate exchange agreements used as funding for the loans that were prepaid during the period. Adjusted cost of funds for the six months ended November 30, 2005 excluding the $1 million of termination fees was $430 million with an average cost of funding of 4.67%. The cash settlements for the six months ended November 30, 2004 includes $37 million of periodic cash settlements received by CFC offset by $23 million of fees paid by CFC for the termination of exchange agreements. Adjusted cost of funds for the six months ended November 30, 2004 excluding the $23 million of termination fees was $418 million with an average cost of funding of 4.09%.

Gross Margin

The Company's gross margin for the six months ended November 30, 2005 decreased primarily due to the increase in the impact of holding loans on non-accrual status of $18 million and a reduction of $28 million to make-whole fees collected from loan prepayments as compared to the prior year period. The adjusted gross margin, which includes the cash settlements, for the six months ended November 30, 2005 was $59 million, a decrease of $28 million from the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The adjusted gross margin excluding the $3 million of fees received for loan prepayments and swap terminations during the six months ended November 30, 2005 was $56 million representing a gross margin yield of 0.60%. The adjusted gross margin excluding the net $7 million of fees received for loan prepayments and swap terminations during the six months ended November 30, 2004 was $80 million representing a gross margin yield of 0.79%. The decrease of $24 million is primarily due to the increase in the impact of holding loans on non-accrual status and the decrease in loan volume offset by the increase in interest rates period over period.

Operating Expenses

General and administrative expenses were $25 million for the six months ended November 30, 2005 compared to $24 million for the six months ended November 30, 2004. General and administrative expenses represented 27 basis points of average loan volume for the six months ended November 30, 2005 compared to 24 basis points for the prior year period.

The $2 million decrease to rental and other income for the six months ended November 30, 2005 was due to the sale of CFC's headquarters facility in October 2005.  The current decrease to rental and other income is expected to continue in future periods as CFC will no longer be collecting rental income due to the sale of the headquarters facility.

The loan loss provision of $4 million for the six months ended November 30, 2005 represented an increase of $4 million as no provision for loan losses was required for the prior year period. The $4 million increase to the estimated loan loss allowance for the six months ended November 30, 2005 was primarily due to an increase in the calculated loan impairments offset by a decrease in the general reserve as a result of the decrease in the balance of loans outstanding at November 30, 2005 compared to the prior period end.

There was a recovery of $3 million from the guarantee liability in the six months ended November 30, 2005 compared to $1 million in the prior year period. The recovery of $3 million during the six months ended November 30, 2005 was due to a decrease in guarantees outstanding and an improvement in the weighted average internal risk rating. For the six months ended November 30, 2005 and 2004, substantially all guarantees were issued by CFC.

Results of Operations of Foreclosed Assets
The Company recorded net income of $9 million and $5 million from the operation of foreclosed assets for the six months ended November 30, 2005 and 2004. The results of operations of foreclosed assets for the six months ended November 30, 2005 includes a gain of $4 million related to the sale of real estate assets in August 2005. At November 30, 2005, the remaining balance of foreclosed assets is comprised of notes receivable which the Company will continue to service until maturity.

Derivative Cash Settlements
The increase in cash settlements for the six months ended November 30, 2005 is primarily due to $1 million of termination fees received during the six months ended November 30, 2005 compared to $23 million of termination fees paid during the six months ended November 30, 2004 to unwind interest rate exchange agreements that were used as part of the funding for loans that were prepaid during the period. CFC is currently collecting more on its derivative contracts than it is paying.

Derivative Forward Value

During the six months ended November 30, 2005, the derivative forward value represented a decrease of $190 million compared to the prior year period. The decrease in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the six months ended November 30, 2005 and 2004 also includes amortization of $0.3 million and $15 million (including $8 million related to the early termination of interest rate exchange agreements), respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. This adjustment will be amortized into earnings over the remaining life of the related derivative contracts.

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

Foreign Currency Adjustment

The Company's foreign currency adjustment for the six months ended November 30, 2005 represented an increase of $113 million compared to the six months ended November 30, 2004 due to the change in currency exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar will cause the value of foreign denominated debt outstanding to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

Operating Margin

Operating margin for the six months ended November 30, 2005 was $26 million, compared to $132 million for the prior year period. The significant decrease in the operating margin for the six months ended November 30, 2005 compared to the prior year period was primarily due to the $190 million decrease in the estimated fair value of derivatives and the $51 million decrease in gross margin partly offset by the $113 million increase in foreign currency adjustments. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the six months ended November 30, 2005 was $43 million, compared to $72 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin. The adjusted operating margin decreased $29 million primarily due to the $28 million decrease in adjusted gross margin and the $5 million decrease in total operating expenses offset by the $4 million increase in the results of operations of foreclosed assets. Adjusted operating margin for the six months ended November 30, 2004 excluding the net $7 million of fees received from loan prepayments and swap terminations was $65 million. The adjusted operating margin for the six months ended November 30, 2005 excluding the $3 million of fees received from loan prepayments and swap terminations was $40 million representing a decrease of $25 million from the prior year period.

Gain on Sale of Building and Land
On October 18, 2005, CFC sold its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. for $85 million. The assets had a net book value of $40 million, thus generating a total gain of $44 million, net of $1 million in closing and other related costs. A payment of $79 million was received on October 18, 2005, which resulted in the recognition of a gain of $38 million for the six months ended November 30, 2005. The remaining $6 million of the sales price was held in escrow until January 2006 and will be recognized in the third quarter of fiscal year 2006.

Net Margin

The $71 million decrease in net margin for the six months ended November 30, 2005 from the prior year period is primarily due to a decrease of $106 million in the operating margin offset by the $38 million gain on the sale of the building. The adjusted net margin, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $79 million, compared to $71 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net margin. Adjusted net margin excluding fees received of $3 million and the $38 million gain on the sale of the building for the six months ended November 30, 2005, and excluding net fees received of $7 million for the six months ended November 30, 2004 was $38 million and $64 million, respectively, representing a decrease of $26 million period over period.

Three Months Ended November 30, 2005 Compared to November 30, 2004

The following chart presents the Company's operating results for the three months ended November 30, 2005 and 2004.

	For the three months ended November 30,
(Dollar amounts in millions)	2005	2004	Change
Operating income	$241	$281	$(40)
Cost of funds	(234)	(227)	(7)
Gross margin	7	54	(47)
Operating expenses:
General and administrative expenses	(13)	(12)	(1)
Rental and other income	-	1	(1)
Provision for loan losses	(4)	-	(4)
(Provision for) recovery of guarantee losses	-	1	(1)
Total operating expenses	(17)	(10)	(7)

Results of operations of foreclosed assets	4	3	1
Derivative and foreign currency adjustments:
Derivative cash settlements	17	(7)	24
Derivative forward value	(16)	84	(100)
Foreign currency adjustments	35	(84)	119
Total gain on derivative and foreign currency adjustments	36	(7)	43

Operating margin	30	40	(10)

Gain on sale of building and land	38	-	38
Income tax expense	(2)	-	(2)
Minority interest	(3)	(1)	(2)
Net margin	$63	$39	$24

TIER	1.27	1.17
Adjusted TIER (1)	1.22	1.17

(1) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net margin, to include minority interest in net margin and to include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding for the three months ended November 30, 2005 and 2004.

	For the three months ended November 30,
	2005	2004	Change
Operating income	5.34%	5.57%	(0.23)%
Cost of funds	(5.19)%	(4.50)%	(0.69)%
Gross margin	0.15%	1.07%	(0.92)%
Operating expenses:
General and administrative expenses	(0.29)%	(0.24)%	(0.05)%
Rental and other income	-	0.02%	(0.02)%
Provision for loan losses	(0.09)%	-	(0.09)%
(Provision for) recovery of guarantee losses	-	0.02%	(0.02)%
Total operating expenses	(0.38)%	(0.20)%	(0.18)%

Results of operations of foreclosed assets	0.09%	0.06%	0.03%

Derivative and foreign currency adjustments:
Derivative cash settlements	0.38%	(0.14)%	0.52%
Derivative forward value	(0.35)%	1.66%	(2.01)%
Foreign currency adjustments	0.78%	(1.66)%	2.44%
Total gain on derivative and foreign currency adjustments	0.81%	(0.14)%	0.95%
Operating margin	0.67%	0.79%	(0.12)%

Gain on sale of building and land	0.84%	-	0.84%
Income tax expense	(0.04)%	-	(0.04)%
Minority interest	(0.07)%	(0.02)%	(0.05)%
Net margin	1.40%	0.77%	0.63%

Adjusted gross margin (1)	0.53%	0.93%	(0.40)%
Adjusted operating margin (2)	0.24%	0.79%	(0.55)%

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

Volume Rate Variance Table
(Dollar amounts in millions)

	For the three months ended November 30,
	2005			2004			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Operating income
CFC	$15,928	$203	5.12%	$15,699	$207	5.30%	$3	$(7)	$(4)
RTFC	1,725	30	6.91%	4,079	67	6.62%	(38)	1	(37)
NCSC	440	8	7.00%	468	7	5.54%	(1)	2	1
Total	$18,093	$241	5.34%	$20,246	$281	5.57%	$(36)	$(4)	$(40)

Cost of funds
CFC	$15,928	$(200)	(5.02)%	$15,699	$(156)	(4.00)%	$(3)	$(41)	$(44)
RTFC	1,725	(28)	(6.50)%	4,079	(66)	(6.47)%	38	-	38
NCSC	440	(6)	(5.73)%	468	(5)	(3.90)%	1	(2)	(1)
Total	$18,093	$(234)	(5.19)%	$20,246	$(227)	(4.50)%	$36	$(43)	$(7)

Gross margin
CFC	$15,928	$3	0.10%	$15,699	$51	1.30%	$-	$(48)	$(48)
RTFC	1,725	2	0.41%	4,079	1	0.15%	-	1	1
NCSC	440	2	1.27%	468	2	1.64%	-	-	-
Total	$18,093	$7	0.15%	$20,246	$54	1.07%	$-	$(47)	$(47)

Derivative cash settlements (3)
CFC	$15,486	$17	0.44%	$15,372	$(6)	(0.16)%	$-	$23	$23
NCSC	114	-	(1.04)%	42	(1)	(4.51)%	-	1	1
Total	$15,600	$17	0.43%	$15,414	$(7)	(0.17)%	$-	$24	$24

Adjusted cost of funds (4)
Total	$18,093	$(217)	(4.81)%	$20,246	$(234)	(4.62)%

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

(4) See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds.

Operating Income

The $40 million decrease in operating income from the prior year period is partly due to no make-whole fees related to the prepayment of loans collected for the quarter ended November 30, 2005 compared to $30 million collected for the quarter ended November 30, 2004 which are included as part of the rate variance in the table above. Operating income for the quarter ended November 30, 2005 represents a decrease of $10 million from the prior year period excluding make-whole fees. There were offsetting changes to operating income due to the increase to interest rates in the markets and to a lower average loan volume. Between November 30, 2004 and the current period end, the Company raised variable interest rates by 185 basis points to 220 basis points depending on the loan program, while fixed interest rates remained relatively stable. The decrease in average loan volume is due to the prepayment of RTFC loans since the prior year period. The increase to income as a result of higher variable interest rates is also offset by a reduction to operating income as a result of an increase to loans on non-accrual status. For the quarter ended November 30, 2005, the Company had a reduction to interest income of $19 million due to non-accrual loans, compared to a reduction of $10 million for the prior year period.

Operating income for the quarter ended November 30, 2004 excluding the $30 million of make-whole fees was $251 million representing an average yield of 4.99%. The make-whole fees were recorded at CFC during the quarter ended November 30, 2004. CFC's operating income for the quarter ended November 30, 2004 excluding the make-whole fees was $177 million representing an average yield of 4.54%. The impact of non-accrual loans at CFC was a decrease in operating income of $9 million for the quarter ended November 30, 2005, compared to a decrease of $6 million for the prior year period. The impact of non-accrual loans on RTFC operating income was a decrease of $10 million for the quarter ended November 30, 2005, compared to $4 million in the prior year period.

Cost of Funds

The $7 million increase to the cost of funds for the quarter ended November 30, 2005 is due to the increase to interest rates in the markets offset by lower loan volume. The cost of funds for the quarter ended November 30, 2005 and 2004 includes expense totaling $1 million and $2 million, respectively, for net cash settlements related to exchange agreements that qualify as effective hedges. The adjusted cost of funds, which includes the derivative cash settlements, for the quarter ended November 30, 2005 decreased by $17 million compared to the prior year period due to lower fees paid for swap terminations partly offset by the increase to cost of funds noted above. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds. Derivative cash settlements for the quarter ended November 30, 2004 includes $16 million of periodic cash settlements received by CFC offset by $23 million of fees paid by CFC for the termination of exchange agreements. Adjusted cost of funds for the quarter ended November 30, 2004 excluding the $23 million of termination fees was $211 million representing an average cost of funding of 4.16%.

Gross Margin

The Company's gross margin for the quarter ended November 30, 2005 as compared to the prior year period decreased primarily due to the $30 million reduction to make-whole fees collected from loan prepayments and the increase in the impact of holding loans on non-accrual status of $9 million as compared to the prior year period. The adjusted gross margin, which includes the cash settlements, for the quarter ended November 30, 2005 was $24 million, a decrease of $23 million from the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The adjusted gross margin yield for the quarter ended November 30, 2005 was 0.53%. The adjusted gross margin excluding the net $7 million of fees received for the quarter ended November 30, 2004 was $40 million representing a gross margin yield of 0.82%. The $16 million decrease in adjusted gross margin excluding fees is primarily due to the increase in the impact of holding loans on non-accrual status and the decrease in loan volume offset by the increase in interest rates period over period.

Operating Expenses
General and administrative expenses were $13 million and $12 million for the quarter ended November 30, 2005 and 2004, respectively. General and administrative expenses represented 29 basis points of average loan volume for the quarter ended November 30, 2005 compared to 24 basis points for the prior year period.

The $1 million decrease to rental and other income for the quarter ended November 30, 2005 was due to the sale of CFC's headquarters facility in October 2005. The current decrease to rental and other income is expected to continue in future periods as CFC will no longer be collecting rental income due to the sale of the headquarters facility.

The loan loss provision of $4 million for the quarter ended November 30, 2005 represented an increase of $4 million as no provision for loan losses was required for the prior year period. The $4 million increase to the estimated loan loss allowance for the quarter ended November 30, 2005 was primarily due to an increase in the calculated loan impairments offset by a decrease in the general reserve as a result of the decrease in the balance of loans outstanding at November 30, 2005 compared to the prior period end.

There was no change to the provision for guarantee losses for the quarter ended November 30, 2005 compared to a recovery of $1 million in the prior year period. For the quarter ended November 30, 2005 and 2004, substantially all guarantees were issued by CFC.

Results of Operations of Foreclosed Assets
The Company recorded net income of $4 million and $3 million from the operation of foreclosed assets for the quarters ended November 30, 2005 and 2004, respectively. The results of operations of foreclosed assets for the quarter ended November 30, 2005 includes an adjustment of $1 million to increase the gain related to the sale of real estate assets in August 2005. At November 30, 2005, the remaining balance of foreclosed assets is comprised of notes receivable which the Company will continue to service until the earlier of sale or maturity.

Derivative Cash Settlements
The increase in cash settlements for the quarter ended November 30, 2005 is primarily due to the reduction in termination fees paid from $23 million during the quarter ended November 30, 2004 to zero during the quarter ended November 30, 2005 to unwind interest rate exchange agreements that were used as part of the funding for loans that were prepaid during the period. CFC is currently collecting more on its derivative contracts than it is paying.

Derivative Forward Value
For the quarter ended November 30, 2005, the derivative forward value represented a decrease of $100 million compared to the prior year period. The decrease in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the quarter ended November 30, 2005 and 2004 also includes amortization of less than $1 million and $11 million (including $8 million related to the early termination of interest rate exchange agreements), respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. This adjustment will be amortized into earnings over the remaining life of the related derivative contracts.

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

Foreign Currency Adjustment

The Company's foreign currency adjustment for the quarter ended November 30, 2005 represented an increase of $119 million compared to the quarter ended November 30, 2004 due to the change in currency exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar will cause the value of foreign denominated debt outstanding to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

Operating Margin
The $10 million decrease in the operating margin for the quarter ended November 30, 2005 compared to the prior year period was primarily due to decreases of $100 million in the estimated fair value of derivatives and $47 million in gross margin offset by increases of $119 million in foreign currency adjustments and $24 million in derivative cash settlements. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the quarter ended November 30, 2005 was $11 million, compared to $40 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin. The adjusted operating margin decreased $29 million primarily due to the $23 million decrease in adjusted gross margin and the $7 million increase in total operating expenses offset by the $1 million increase in the results of operations of foreclosed assets. Adjusted operating margin for the quarter ended November 30, 2004 excluding the net $7 million of fees received from loan prepayments and swap terminations was $33 million.

Gain on Sale of Building and Land
On October 18, 2005, CFC closed on the sale of its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. for $85 million. The assets had a net book value of $40 million, thus generating a total gain of $44 million, net of $1 million in closing and other related costs. A payment of $79 million was received on October 18, 2005, which resulted in the recognition of a gain of $38 million for the quarter ended November 30, 2005. The remaining $6 million of the sales price was held in escrow until December 5, 2005 and will be recognized in the third quarter of fiscal year 2006.

Net Margin
The $24 million increase in net margin for the quarter ended November 30, 2005 from the prior year period is primarily due to the $38 million gain from the sale of the building offset by the decrease of $10 million in operating margin. The adjusted net margin, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $47 million, compared to $40 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net margin. The adjusted net margin excluding the $38 million gain on the sale of the building for the quarter ended November 30, 2005, and the net $7 million of fees received for the quarter ended November 30, 2004 was $9 million and $33 million, respectively, representing a decrease of $24 million period over period.

Liquidity and Capital Resources

Assets

At November 30, 2005, the Company had $18,896 million in total assets, a decrease of $1,150 million, or 6%, from the balance of $20,046 million at May 31, 2005. Net loans outstanding to members totaled $17,553 million at November 30, 2005, a decrease of $829 million compared to a total of $18,382 million at May 31, 2005. Net loans represented 93% and 92%, respectively, of total assets at November 30, 2005 and May 31, 2005. The remaining assets, $1,343 million and $1,664 million at November 30, 2005 and May 31, 2005, respectively, consisted of other assets to support the Company's operations, primarily cash and cash equivalents, derivative assets and foreclosed assets. Included in assets at November 30, 2005 and May 31, 2005 is $512 million and $585 million, respectively, of derivative assets. Foreclosed assets of $119 million and $141 million at November 30, 2005 and May 31, 2005, respectively, relate to assets received from borrowers as part of bankruptcy and/or loan settlements. Foreclosed assets decreased by $22 million due to the sale of real estate assets during the period offset by the results of operations of foreclosed assets. Other than excess cash invested overnight, the Company does not generally use funds to invest in debt or equity securities.

Loan and Guarantee Portfolio Assessment
Portfolio Diversity

The Company provides credit products (loans, financial guarantees and letters of credit) to its members. The Company's memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric systems and telecommunications organizations and associated affiliates. The following chart summarizes loans and guarantees outstanding by segment and member class at November 30, 2005 and May 31, 2005.

(Dollar amounts in millions)	November 30, 2005		May 31, 2005		Change
CFC:
Distribution	$12,827	67%	$12,771	64%	$56
Power supply	3,481	18%	3,707	18%	(226)
Statewide and associate	163	1%	177	1%	(14)
CFC total	16,471	86%	16,655	83%	(184)
RTFC	2,270	12%	2,992	15%	(722)
NCSC	455	2%	483	2%	(28)
Total	$19,196	100%	$20,130	100%	$(934)

Total credit exposure decreased by 5%, from May 31, 2005 to November 30, 2005 due to the $825 million decrease in gross loans and the $109 million decrease in guarantees. The decrease in gross loans outstanding at November 30, 2005 as compared to May 31, 2005 was due primarily to prepayments of RTFC loans. The following chart summarizes RTFC loans outstanding by business purpose as of November 30, 2005 and May 31, 2005.

(Dollar amounts in millions)	November 30, 2005		May 31, 2005		Change
Rural local exchange carriers	$1,866	82%	$2,358	79%	$(492)
Cable television providers	182	8%	169	6%	13
Long distance carriers	81	4%	135	5%	(54)
Wireless providers	60	3%	211	7%	(151)
Fiber optic network providers	42	2%	67	2%	(25)
Competitive local exchange carriers	32	1%	45	1%	(13)
Other	7	-	7	-	-
Total	$2,270	100%	$2,992	100%	$(722)

Loan Programs

Loans to members bear interest at rates determined from time to time by the Company after considering its cost of funds, operating expenses, provision for loan losses and the maintenance of reasonable margin levels. In keeping with its not-for-profit, cooperative charter, the Company's policy is to set interest rates at the lowest levels it considers to be consistent with sound financial management. Loans outstanding to members by loan program are summarized below:

(Dollar amount in millions)	November 30, 2005	% of Total	May 31, 2005	% of Total	Change
Long-term loans (1)
Long-term fixed rate loans	$14,095	78%	$12,936	68%	$1,159
Long-term variable rate loans	3,087	17%	5,009	27%	(1,922)
Total long-term loans	17,182	95%	17,945	95%	(763)
Short-term loans (2)	965	5%	1,027	5%	(62)
Total loans	$18,147	100%	$18,972	100%	$(825)
___________________________
(1) Includes secured long-term loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured intermediate-term and line of credit loans that are subject to interest rate adjustment monthly or semi-monthly.

Long-term fixed rate loans represented 82% and 72% of total long-term loans at November 30, 2005 and May 31, 2005, respectively. Loans converting from a variable rate to a fixed rate for the six months ended November 30, 2005 totaled $1,299 million, which was offset by $4 million of loans that converted from a fixed rate to a variable rate. This resulted in a net conversion of $1,295 million from a variable rate to a fixed rate for the six months ended November 30, 2005. For the six months ended November 30, 2004, loans converting from a fixed rate to a variable rate totaled $286 million, which was offset by $78 million of loans that converted from a variable rate to a fixed rate. This resulted in a net conversion of $208 million from a fixed rate to a variable rate for the six months ended November 30, 2004.

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

For the six months ended November 30, 2005, the board of directors approved new loan and guarantee facilities totaling $1,169 million to 15 borrowers that had a total or unsecured exposure in excess of the limits set forth in the credit limitation policy. CFC approved new loan facilities totaling $688 million to ten borrowers, RTFC approved new loan facilities totaling $10 million to two borrowers and NCSC approved new loan facilities totaling $471 million to three borrowers in excess of the established credit limits. Of the $1,169 million in loans approved during the six months ended November 30, 2005, $217 million were refinancings or renewals of existing loans and $313 million represented a loan commitment that was terminated in October 2005. Subsequent to the end of the quarter, there was a $90 million reduction to a loan commitment as a result of a loan syndication.

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

Credit Concentration

The Company's loan portfolio is widely dispersed throughout the United States and its territories, including 48 states, the District of Columbia, American Samoa and the U.S. Virgin Islands. At November 30, 2005 and May 31, 2005, loans outstanding to borrowers in any state or territory did not exceed 16% of total loans outstanding. In addition to the geographic diversity of the portfolio, the Company limits its exposure to any one borrower. At November 30, 2005 and May 31, 2005, the total exposure outstanding to any one borrower or controlled group did not exceed 3.1% and 3.0%, respectively of total loans and guarantees outstanding. At November 30, 2005, the ten largest borrowers included five distribution systems, three power supply systems and two telecommunications systems. At May 31, 2005, the ten largest borrowers included four distribution systems, three power supply systems and three telecommunications systems.

The following table summarizes the Company's credit exposure to its ten largest borrowers by type and by segment at November 30, 2005 and May 31, 2005:

(Dollar amounts in millions)	November 30, 2005	% of Total	May 31, 2005	% of Total	Change
Total by type:
Loans	$3,107	17%	$3,412	18%	(305)
Guarantees	200	19%	227	20%	(27)
Total credit exposure	$3,307	17%	$3,639	18%	(332)

Total by segment:
CFC	$2,628	16%	$2,523	15%	105
RTFC	675	30%	1,096	37%	(421)
NCSC	4	1%	20	4%	(16)
Total credit exposure	$3,307	17%	$3,639	18%	(332)

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

The following table summarizes the Company's unsecured credit exposure by type and by segment at November 30, 2005 and May 31, 2005:

(Dollar amounts in millions)	November 30, 2005	% of Total	May 31, 2005	% of Total	Change
Total by type:
Unsecured Loans	$1,408	8%	$1,516	8%	$(108)
Unsecured Guarantees	113	11%	98	8%	15
Total unsecured credit exposure	$1,521	8%	$1,614	8%	$(93)

Total by segment:
CFC	$1,193	7%	$1,281	8%	$(88)
RTFC	246	11%	244	8%	2
NCSC	82	18%	89	18%	(7)
Total unsecured credit exposure	$1,521	8%	$1,614	8%	$(93)

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria are met:
*	principal or interest payments on any loan to the borrower are past due 90 days or more,
*	as a result of court proceedings, repayment on the original terms is not anticipated, or
*	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, interest on its loans is generally recognized on a cash basis. When a loan is placed on non-accrual status, CFC typically reverses all accrued and unpaid interest back to the date of the last payment. The Company applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition. At November 30, 2005 and May 31, 2005, the Company had non-performing loans outstanding in the amount of $558 million and $617 million, respectively. All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At November 30, 2005 and May 31, 2005, non-performing loans included $475 million to Innovative Communication Corporation ("ICC"). ICC is a diversified telecommunications company and RTFC borrower headquartered in St. Croix, United States Virgin Islands ("USVI".) Through its subsidiaries, ICC provides wire line local telephone service, long-distance telephone services, cable television service and/or wireless telephone service.

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

On June 1, 2004, RTFC filed a lawsuit in the United States District Court for the Eastern District of Virginia, later transferred to the District Court for the District of the Virgin Islands, against ICC for failure to comply with the terms of its loan agreement with RTFC, under which RTFC is demanding the full repayment of ICC's total outstanding debt, including all principal, interest and fees and otherwise seeking to recover its claims against ICC and its affiliates. ICC has denied liability and asserted counterclaims and affirmative defenses against RTFC in the lawsuits brought by RTFC to enforce its claims against ICC and other parties liable to RTFC. Additionally, ICC has initiated lawsuits in the District Court for the District of the Virgin Islands, seeking relief against RTFC, including in one case, against certain of its officers, alleging wrongful acts and seeking relief from RTFC's claims for payment of outstanding loans, as well as contribution for payment of certain judgments entered against ICC related entities.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at November 30, 2005.

Non-performing loans at November 30, 2005 and May 31, 2005 include a total of $81 million and $135 million, respectively, to

VarTec Telecom, Inc. ("VarTec"). VarTec is a telecommunications company and RTFC borrower located in Dallas, Texas. RTFC is VarTec's principal senior secured creditor. At November 30, 2005 and May 31, 2005, all loans to VarTec were on non-accrual status, resulting in the application of all payments received against principal. VarTec filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004. On July 29, 2005, the court approved a sale of VarTec's remaining operating assets (the "Domestic Assets Sale"). In August 2005, RTFC received $32 million representing partial payment of proceeds from the Domestic Assets Sale. Final closing of the Domestic Assets Sale is subject to regulatory approvals; in the interim VarTec will continue to operate its business. By court order, all proceeds from assets sales are applied to RTFC's secured debt. The application is subject to third parties' rights, if any, superior to RTFC's rights and liens, and to further court order to require the return of such funds for use as cash collateral under the Bankruptcy Code.

On June 10, 2005, the Official Committee of Unsecured Creditors (the "UCC") initiated an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The adversary proceeding asserts the following claims: (i) that RTFC may have engaged in wrongful activities prior to the filing of the bankruptcy proceeding (e.g., RTFC had "control" over VarTec's affairs, RTFC exerted "financial leverage" over VarTec and is liable for VarTec's "deepening insolvency"); (ii) that RTFC's claims against VarTec should be equitably subordinated to the claims of other creditors because of the alleged wrongful activities; and (iii) that certain payments made by VarTec to RTFC and certain liens granted to RTFC are avoidable as preferences or fraudulent transfers or should otherwise be avoided and re-distributed for the benefit of VarTec's bankruptcy estates. The adversary proceeding identifies payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On December 16, 2005, the Court issued an order dismissing the "deepening insolvency" claim against RTFC. Trial, if necessary, on the merits of the remaining claims is currently scheduled for August 2006. The trial date is subject to change.

On October 14, 2005, the Bankruptcy Court approved an administrative DIP facility from RTFC in the amount of $9 million, of which $4 million was outstanding as of November 30, 2005.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to VarTec at November 30, 2005.

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

At November 30, 2005 and May 31, 2005, restructured loans totaled $588 million and $601 million, respectively, $581 million and $594 million, respectively, of which related to loans outstanding to Denton County Electric Cooperative, Inc. d/b/a CoServ Electric ("CoServ"). All CoServ loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at November 30, 2005 and May 31, 2005 represented 3.0% and 2.9% of the Company's total loans and guarantees outstanding, respectively.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change. The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At November 30, 2005 and May 31, 2005, CFC had impaired loans totaling $1,138 million and $1,208 million, respectively. At November 30, 2005 and May 31, 2005, CFC had specifically reserved a total of $432 million and $404 million, respectively, to cover impaired loans.

NON-PERFORMING AND RESTRUCTURED LOANS

(Dollar amounts in millions)	November 30, 2005	May 31, 2005
Non-performing loans	$558	$617
Percent of loans outstanding	3.07%	3.25%
Percent of loans and guarantees outstanding	2.91%	3.06%

Restructured loans	$588	$601
Percent of loans outstanding	3.24%	3.17%
Percent of loans and guarantees outstanding	3.06%	2.99%

Total non-performing and restructured loans	$1,146	$1,218
Percent of loans outstanding	6.31%	6.42%
Percent of loans and guarantees outstanding	5.97%	6.05%

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

The corporate credit committee makes recommendations to the boards of directors regarding write-offs of loan balances. In making its recommendation to write off all or a portion of a loan balance, the corporate credit committee considers various factors including cash flow analysis and the collateral securing the borrower's loans. Since inception in 1969, write-offs totaled $148 million and recoveries totaled $33 million for a net loss amount of $115 million. In the past five fiscal years and the first six months of fiscal year 2006, write-offs totaled $51 million and recoveries totaled $16 million for a net loan loss of $35 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

	For the six months ended		For the year ended and as of
	November 30,	November 30,	May 31,
(Dollar amounts in millions)	2005	2004	2005
Beginning balance	$590	$574	$574
Provision for loan losses	4	-	16
Ending balance	$594	$574	$590

Loan loss allowance by segment:
CFC	$593	$572	$589
NCSC	1	2	1
Total	$594	$574	$590

As a percentage of total loans outstanding	3.27%	2.94%	3.11%
As a percentage of total non-performing loans outstanding	106.45%	306.95%	95.62%
As a percentage of total restructured loans outstanding	101.02%	93.64%	98.17%

CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance. Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.

The Company's loan loss allowance increased $4 million from May 31, 2005 to November 30, 2005. Within CFC's loan loss allowance at November 30, 2005 as compared to the prior year end there was an increase in the calculated impairments of $28 million offset by a decrease of $24 million to the allowance for all other loans. The increase to the calculated impairments was due to an increase in the variable interest rates at November 30, 2005 as compared to May 31, 2005. The reduction to the allowance for all other loans was due to a decrease in the balance of loans outstanding at November 30, 2005 as compared to May 31, 2005.

Liabilities, Minority Interest and Equity
Liabilities, minority interest and equity totaled $18,896 million at November 30, 2005, a decrease of $1,150 million or 6% from the balance of $20,046 million at May 31, 2005. CFC obtains funding in the capital markets through the issuance of commercial paper, medium-term notes, collateral trust bonds and subordinated deferrable debt which make up a large portion of the liabilities on the consolidated balance sheets.

Liabilities
Total liabilities at November 30, 2005, were $18,122 million, a decrease of $1,137 million from $19,259 million at May 31, 2005. The decrease to liabilities was primarily due to decreases in short-term debt of $458 million, long-term debt of $671 million and subordinated certificates of $59 million, offset by an increase of $49 million in accrued interest payable.

Short-term Debt and Long-Term Debt
The following chart provides a breakout of debt outstanding.

(Dollar amounts in millions)	November 30, 2005	May 31, 2005	Increase/(Decrease)
Short-term debt:
Commercial paper (1)	$2,222	$4,261	$(2,039)
Bank bid notes	100	100	-
Long-term debt with remaining maturities less than one year	3,878	3,551	327
Foreign currency valuation account	54	40	14
Short-term debt reclassified as long-term (2)	(3,760)	(5,000)	1,240
Total short-term debt	2,494	2,952	(458)
Long-term debt:
Collateral trust bonds	2,847	2,946	(99)
Long-term unsecured notes payable	83	91	(8)
Long-term secured notes payable	1,000	-	1,000
Medium-term notes	5,185	5,444	(259)
Foreign currency valuation account	156	221	(65)
Short-term debt reclassified as long-term (2)	3,760	5,000	(1,240)
Total long-term debt	13,031	13,702	(671)
Subordinated deferrable debt	685	685	-
Members' subordinated certificates	1,432	1,491	(59)
Total debt outstanding	$17,642	$18,830	$(1,188)

Percentage of fixed rate debt (3)	79%	67%
Percentage of variable rate debt (4)	21%	33%
Percentage of long-term debt	86%	84%
Percentage of short-term debt	14%	16%
_________________________
(1) Includes $346 million and $271 million related to the daily liquidity fund at November 30, 2005 and May 31, 2005, respectively.

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

Total debt outstanding at November 30, 2005 decreased as compared to May 31, 2005 due to decreases of $824 million to loans outstanding and $196 million to cash and cash equivalents. The decrease to loan volume reduces the amount of debt required to fund loans. During the six months ended November 30, 2005, CFC used cash to pay down short-term debt.

At November 30, 2005 and May 31, 2005, the Company had a total of $1,316 million and $1,366 million, respectively, of foreign denominated debt. As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt for the current period is reported on the consolidated statements of operations as foreign currency adjustments. At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. At November 30, 2005 and May 31, 2005, the reported amount of foreign denominated debt includes a valuation adjustment of $210 million and $261 million, respectively due to changes in the value of the Euro and Australian dollar versus the U.S. dollar since the time the debt was issued.

In December 2005, CFC repurchased $31 million of the 5.95% subordinated deferrable debt securities due 2045 and $8 million of the 6.10% subordinated deferrable debt securities due 2044. CFC recognized a gain of $1 million on the early redemption of the subordinated deferrable debt securities.

Members' Subordinated Certificates
The following chart provides a breakout of members' subordinated certificates outstanding.

(in millions)	November 30, 2005	May 31, 2005	Increase/(Decrease)
Members' subordinated certificates:
Membership certificates	$651	$663	$(12)
Loan certificates	631	679	(48)
Guarantee certificates	150	149	1
Total members' subordinated certificates	$1,432	$1,491	$(59)

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

The decrease to members' subordinated certificates of $59 million for the six months ended November 30, 2005 is primarily due to $74 million applied toward loan prepayments, amortization and maturities and a $13 million reduction to a borrower's unissued membership certificates offset by the purchase of $28 million of new certificates.

Minority Interest
Minority interest on the consolidated balance sheets at November 30, 2005 was $21 million, an increase of $2 million from the balance of $19 million at May 31, 2005. During the six months ended November 30, 2005 and 2004, the balance of minority interest has been adjusted by minority interest net margins and the offset of RTFC patronage capital against loans outstanding to an impaired borrower.

Equity
The following chart provides a breakout of the equity balances.

(in millions)	November 30, 2005	May 31, 2005	Increase/(Decrease)
Membership fees	$1	$1	$-
Education fund	1	1	-
Members' capital reserve	164	164	-
Allocated net margin	284	358	(74)
Unallocated margin	78	-	78
Total members' equity	528	524	4
Prior years cumulative derivative forward
value and foreign currency adjustments	229	225	4
Current period derivative forward value (1)	(54)	27	(81)
Current period foreign currency adjustments	35	(23)	58
Total retained equity	738	753	(15)
Accumulated other comprehensive income	15	16	(1)
Total equity	$753	$769	$(16)

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

At November 30, 2005, equity totaled $753 million, a decrease of $16 million from May 31, 2005. The decrease in equity includes CFC's retirement of $71 million of patronage capital to its members, patronage capital totaling $2 million applied against the outstanding loan balance of an impaired borrower and a reduction to accumulated other comprehensive income related to derivatives of $1 million offset by net margin for the six months ended November 30, 2005 of $58 million.

Off-Balance Sheet Obligations

Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment.

(in millions)	November 30, 2005	May 31, 2005	Increase/ (Decrease)
Long-term tax-exempt bonds	$628	$738	$(110)
Debt portions of leveraged lease transactions	11	12	(1)
Indemnifications of tax benefit transfers	133	142	(9)
Letters of credit	198	197	1
Other guarantees	79	69	10
Total	$1,049	$1,158	$(109)

CFC	$1,041	$1,150	$(109)
NCSC	8	8	-
Total	$1,049	$1,158	$(109)

The decrease in total guarantees outstanding at November 30, 2005 compared to May 31, 2005 was due primarily to a $92 million prepayment and normal amortization on long-term tax-exempt bonds and normal amortization on tax benefit transfers.

At November 30, 2005 and May 31, 2005, the Company had recorded a guarantee liability totaling $15 million and $16 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at November 30, 2005 and May 31, 2005 totaled $13 million and $16 million, respectively, based on management's estimate of the Company's exposure to losses within the guarantee portfolio. At November 30, 2005 and May 31, 2005, 99% of guarantees were related to CFC and the remaining amounts were related to NCSC. The Company uses factors such as internal borrower risk rating, remaining maturity period, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of $2 million and less than $1 million at November 30, 2005 and May 31, 2005, respectively, relates to the non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. The non-contingent obligation is estimated based on guarantee fees received for guarantees issued. The Company deferred fees of $1 million and $0.3 million for the six months ended November 30, 2005 and 2004, respectively, related to new guarantees issued during the periods.

The following table summarizes the off-balance sheet obligations at November 30, 2005 and the related principal amortization and maturities by fiscal year.

(in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2006	2007	2008	2009	2010	Years
Guarantees (1)	$1,049	$77	$173	$81	$79	$66	$573

(1) On a total of $585 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Unadvanced Commitments

At November 30, 2005, the Company had unadvanced commitments totaling $12,541 million, an increase of $847 million compared to the balance of $11,694 million at May 31, 2005. Unadvanced commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, it does not anticipate funding most of these commitments. Approximately 52% of the outstanding commitments at November 30, 2005 and May 31, 2005 were for short-term or line of credit loans. Substantially all above mentioned credit commitments contain material adverse change clauses, thus for a borrower to qualify for the advance of funds, the Company must be satisfied that there has been no material change since the loan was approved.

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

Ratio Analysis
Leverage Ratio

The leverage ratio is calculated by dividing total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at November 30, 2005 was 25.47, a decrease from 26.56 at May 31, 2005. The decrease in the leverage ratio is due to decreases of $1,137 million to total liabilities and $109 million in guarantees offset by a decrease of $16 million in total equity, as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital Resources".

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At November 30, 2005 and May 31, 2005, the adjusted leverage ratio was 6.19 and 6.49, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The decrease in the adjusted leverage ratio is due to a decrease in adjusted liabilities of $1,027 million and a decrease of $109 million in guarantees offset by the decrease of $51 million in adjusted equity. The decrease in adjusted liabilities is primarily due to the decrease of $671 million in long-term debt and $458 million in short-term debt offset by an increase of $49 million in accrued interest payable. The decrease to adjusted equity is primarily due to the retirement of allocated margins and subordinated certificates applied as part of loan prepayments offset by year to date adjusted net margin. In addition to the adjustments made to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreement.

Debt to Equity Ratio

The debt to equity ratio is calculated by dividing total liabilities outstanding by total equity. The debt to equity ratio, based on this formula at November 30, 2005 was 24.08, a decrease from 25.05 at May 31, 2005. The decrease in the debt to equity ratio is due to the decrease of $1,137 million to total liabilities offset by the decrease of $16 million to total equity, as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Liquidity and Capital Resources".

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At November 30, 2005 and May 31, 2005, the adjusted debt to equity ratio was 5.80 and 6.07, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation. The decrease in the adjusted debt to equity ratio is due to the decrease of $1,027 million in adjusted liabilities offset by the decrease of $51 million in adjusted equity.

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

Revolving Credit Agreements
The following is a summary of the Company's revolving credit agreements at November 30, 2005 and May 31, 2005:

(Dollar amounts in millions)	November 30, 2005	May 31, 2005	Termination Date	Facility fee per annum (1)
Three-year agreement	$500	$1,740	March 30, 2007	0.10 of 1%

Five-year agreement	1,975	1,975	March 23, 2010	0.09 of 1%

364-day agreement (2)	1,285	1,285	March 22, 2006	0.07 of 1%

	$3,760	$5,000

(1) Facility fee determined by CFC's senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.

(2) Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods. For the agreement in place at November 30, 2005 and May 31, 2005, if converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.125 of 1% per annum.

Effective October 7, 2005, the Company elected to reduce the amount of the three-year agreement by $1,240 million due to the Company's reduced usage of commercial paper and other short-term instruments and guarantees. Since the initiation of the revolving credit agreements, the Company has obtained access to additional funding sources which do not require backup liquidity. In addition, CFC and RTFC have had members reduce the size of their loans outstanding through refinancings.

Up-front fees of between 0.03 and 0.13 of 1% were paid to the banks based on their commitment level in each of the agreements in place at November 30, 2005 and May 31, 2005, totaling in aggregate $3 million, which will be amortized as expense over the life of the agreements. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance. The utilization fee is 0.10 of 1% for the 364-day and five-year agreements and 0.15 of 1% for the three-year agreement outstanding at November 30, 2005 and May 31, 2005.

Effective November 30, 2005 and May 31, 2005, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

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

The following represents the Company's required financial ratios at or for the six months ended November 30, 2005 and the year ended May 31, 2005:

	Requirement	November 30, 2005	May 31, 2005

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.12	1.08

Minimum adjusted TIER at fiscal year end (1)	1.05	N/A	1.14

Maximum senior debt as a percentage of total equity	10.00	6.03	6.30

(1) The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Based on the ability to borrow under the bank line facilities, the Company classified $3,760 million and $5,000 million, respectively, of its short-term debt outstanding as long-term debt at November 30, 2005 and May 31, 2005. The Company expects to maintain more than $3,760 million of short-term debt outstanding during the next twelve months. If necessary, the Company can refinance such short-term debt on a long-term basis by borrowing under the credit agreements totaling $3,760 million discussed above, subject to the conditions therein.

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

Matched Funding Policy
The Company measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At November 30, 2005, the Company had $13,889 million of fixed rate assets amortizing or repricing, funded by $11,950 million of fixed rate liabilities maturing during the next 30 years and $1,845 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $94 million or 0.50% of total assets and 0.51% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans. The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans. Variable rate assets which reprice monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes.

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

The Company makes use of an interest rate gap analysis in the funding of its long-term fixed rate loan portfolio. The analysis compares the scheduled fixed rate loan amortizations and repricings against the scheduled fixed rate debt and members' subordinated certificate amortizations to determine the fixed rate funding gap for each individual year and the portfolio as a whole. There are no scheduled maturities for the members' equity, primarily unretired patronage capital allocations. The non-amortizing members' subordinated certificates either mature at the time of the related loan or guarantee or 100 years from issuance (50 years in the case of a small portion of certificates). Accordingly, it is assumed in the funding analysis that non-

amortizing members' subordinated certificates and members' equity are first used to "fill" any fixed rate funding gaps. The remaining gap represents the amount of excess fixed rate funding due in that year or the amount of fixed rate assets that are assumed to be funded by short-term variable rate debt, primarily commercial paper. The interest rate associated with the assets and debt maturing or members' equity and members' certificates is used to calculate an adjusted TIER for each year and for the portfolio as a whole. The schedule allows the Company to analyze the impact on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to TIER.

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at November 30, 2005.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of November 30, 2005

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$1,184	$3,271	$2,500	$3,705	$2,407	$822	$13,889
Total assets	$1,184	$3,271	$2,500	$3,705	$2,407	$822	$13,889

Liabilities and members' equity:
Long-term debt	$929	$2,798	$2,718	$3,136	$1,639	$730	$11,950
Subordinated certificates	161	98	68	99	771	92	1,289
Members' equity (1)	0	26	27	90	413	0	556
Total liabilities and members' equity	$1,090	$2,922	$2,813	$3,325	$2,823	$822	$13,795

Gap (2)	$94	$349	$(313)	$380	$(416)	$(0)	$94
Cumulative gap	$94	$443	$130	$510	$94	$94
Cumulative gap as a % of total assets	0.50%	2.34%	0.69%	2.70%	0.50%	0.50%
Cumulative gap as a % of adjusted total assets (3)	0.51%	2.41%	0.71%	2.77%	0.51%	0.51%

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

Derivative and Financial Instruments

At November 30, 2005 and May 31, 2005, the Company was a party to interest rate exchange agreements with a total notional amount of $14,622 million and $13,693 million, respectively. The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk. The Company will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically change the interest rate from a variable rate to a fixed rate on $7,322 million as of November 30, 2005 and $6,643 million as of May 31, 2005 of debt used to fund long-term fixed rate loans. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $7,300 million and $7,050 million of collateral trust bonds and medium-term notes as of November 30, 2005 and May 31, 2005, respectively. The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of November 30, 2005 and May 31, 2005, the Company was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $1,106 million related to medium-term notes denominated in foreign currencies. Cross currency and cross currency interest rate exchange agreements with a total notional amount of $824 million at November 30, 2005 and May 31, 2005 in which the Company receives Euros and pays U.S. dollars, and $282 million at November 30, 2005 and May 31, 2005 in which the Company receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, $716 million of the cross currency interest rate exchange agreements at November 30, 2005 and May 31, 2005 synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 55). The analysis indicates the total amount of fixed rate loans maturing or repricing by year and in aggregate that are assumed to be funded by variable rate debt. The Company's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets, excluding derivative assets. At November 30, 2005 and May 31, 2005, fixed rate loans funded by variable rate debt represented 0.50% and 2.84% of total assets, respectively, and 0.51% and 2.92% of total assets excluding derivative assets, respectively. At November 30, 2005, the Company had $94 million of excess fixed rate assets compared to fixed rate liabilities and members' equity. The interest rate risk is deemed minimal on variable rate loans, since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. The Company uses variable rate debt, members' subordinated certificates and members' equity to fund variable rate loans. At November 30, 2005 and May 31, 2005, 22% and 32%, respectively, of loans carried variable interest rates.

The Company faces liquidity risk in the funding of its loan portfolio. The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are required to be paid down annually. On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity. At November 30, 2005, the Company had a total of $3,932 million of long-term debt maturing during the next twelve months. The Company funds the loan portfolio with a variety of debt instruments and its members' equity. The Company typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that range from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At November 30, 2005 and May 31, 2005, the Company had a total of $3,760 million and $5,000 million, respectively in revolving credit agreements. In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At November 30, 2005 and May 31, 2005, there was a total of $698 million and $2,973 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 4% and 16%, respectively, of the Company's total debt outstanding.

To facilitate entry into the debt markets, the Company maintains high credit ratings on all of its debt issuances from three credit rating agencies (see chart on page 58). The Company also maintains shelf registrations with the Securities and Exchange Commission for its collateral trust bonds, medium-term notes and subordinated deferrable debt. At November 30, 2005 and May 31, 2005, the Company had effective shelf registrations totaling $2,075 million related to collateral trust bonds, $4,111 million and $4,244 million, respectively, related to medium-term notes, and $165 million related to subordinated deferrable debt. All of the registrations allow for issuance of the related debt at both variable and fixed interest rates. The Company also has commercial paper and medium-term note issuance programs in Europe and Australia. At November 30, 2005 and May 31, 2005, the Company had zero and $818 million, respectively, of commercial paper and $1,002 million and $1,045 million, respectively, of medium-term notes outstanding under the European program and $314 million and $321 million of medium-term notes outstanding under the Australian program. As of November 30, 2005, the Company had total internal issuance authority of $1,000 million and $4,000 million related to commercial paper and medium-term notes in the European market, respectively, and $2,000 million related to medium-term notes in the Australian market.

In June 2005, CFC entered into a bond purchase agreement with the Federal Financing Bank ("FFB") and a bond guarantee agreement with RUS resulting in a $1 billion loan facility under the Rural Economic Development Loan and Grant ("REDLG") program. In September 2005, CFC received an advance of $450 million and in November 2005, CFC received an additional advance of $50 million. Under this program, CFC is eligible to borrow up to the amount of the outstanding loans that it has issued concurrent with RUS loans, subject to RUS approval. At November 30, 2005, CFC had a total of $2,626 million outstanding on loans issued concurrently with RUS. Under the program, CFC will pay a fee of 30 basis points per annum to RUS for the guarantee of principal and interest payments to FFB. In July 2005, CFC submitted a second application for an additional $1.5 billion facility which has been approved, but is not finalized.

The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings. At November 30, 2005 and May 31, 2005, the Company was a party to interest rate exchange agreements with notional amounts totaling $14,622 million and $13,693 million, respectively, and cross currency and cross currency interest rate exchange agreements with notional amounts totaling $1,106 million. To date, the Company has not experienced a failure of a counterparty to perform as required under any of these agreements. At November 30, 2005, the Company's interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor's Corporation.

Rating Triggers
The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart on page 58). At November 30, 2005, there are rating triggers associated with $11,445 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,276 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $10,169 million.

At November 30, 2005, the Company's exchange agreements had a derivative fair value of $39 million, comprised of $40 million that would be due to the Company and $1 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $252 million, comprised of $304 million that would be due to the Company and $52 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

Included in secured long-term notes payable at November 30, 2005 are $500 million of bonds outstanding under the REDLG program that include a rating trigger event. At the occurrence of a rating trigger event, the Company is required to pledge collateral comprised of electric or telephone mortgage notes at least equal to the principal amount of REDLG bonds outstanding. The Company's rating triggers are based on its senior secured credit rating from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings (see chart on page 58). A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.

Credit Ratings

The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings. The following table presents the Company's credit ratings at November 30, 2005 and May 31, 2005.

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

Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings have the Company's ratings on stable outlook.

Member Investments
At November 30, 2005 and May 31, 2005, members provided 19.7% and 17.7%, respectively, of total assets as follows:

MEMBERSHIP INVESTMENTS

	November 30,	% of	May 31,	% of
(Dollar amounts in millions)	2005	Total (1)	2005	Total (1)	Change
Commercial paper (2)	$1,484	67%	$1,260	30%	$224
Medium-term notes	282	4%	275	4%	7
Members' subordinated certificates	1,432	100%	1,491	100%	(59)
Members' equity (3)	528	100%	524	100%	4
Total	$3,726		$3,550		$176
Percentage of total assets	19.7%		17.7%
Percentage of total assets less derivative assets (3)	20.3%		18.2%

(1) Represents the percentage of each line item outstanding to CFC members.
(2) Includes $346 million and $271 million related to the daily liquidity fund at November 30, 2005 and May 31, 2005, respectively.
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

Liquidity

At November 30, 2005, the Company had $2,322 million of commercial paper, daily liquidity fund and bank bid notes and $3,932 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. Members held commercial paper (including the daily liquidity fund) totaling $1,484 million or approximately 67% of the total commercial paper outstanding at November 30, 2005. Commercial paper issued through dealers and bank bid notes represented 4% of total debt outstanding at November 30, 2005. The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during fiscal year 2006. During the next twelve months, the Company plans to refinance the $3,932 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt. At November 30, 2005, CFC had a $1 billion loan facility with the FFB and a bond guarantee agreement with RUS under the REDLG program. CFC received its first advance of $450 million in September 2005 and received an additional advance of $50 million in November 2005. In July 2005, CFC submitted a second application for an additional $1.5 billion facility which has been approved, but not finalized.

At November 30, 2005, the Company had effective registration statements covering $2,075 million of collateral trust bonds, $4,111 million of medium-term notes and $165 million of subordinated deferrable debt. In addition, the Company limits the amount of commercial paper issued to the amount of back-up liquidity provided by its revolving credit agreements so that there is 100% coverage of outstanding commercial paper. The Company has Board authorization to issue up to $1,000 million of commercial paper and $4,000 million of medium-term notes in the European market and $2,000 million of medium-term notes in the Australian market.

Equity Retention
At November 30, 2005, the Company reported total equity of $753 million, a decrease of $16 million from $769 million reported at May 31, 2005. Under GAAP, the Company's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements and the impact of future expected currency exchange rates on its currency exchange agreements. It is difficult to predict the future changes in the Company's reported GAAP equity, due to the uncertainty of the movement in future interest and currency exchange rates. In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of SFAS 133 and 52.

The Company believes the adjusted equity balance as reported in the "Non-GAAP Financial Measures" section of this report will continue to increase. CFC has established a members' capital reserve to which a portion of adjusted net margin may be allocated each year. The balance of the members' capital reserve was $164 million at November 30, 2005. The adjusted equity total typically declines slightly in the first quarter each year due to the retirement of patronage capital to its members. Then over the remaining three quarters of the year the accumulated adjusted net margin for the period is typically sufficient to increase the adjusted equity to an amount greater than the prior year end. The same condition may or may not be true for the GAAP reported equity, which will depend on the impact of future expected changes to interest and currency exchange rates on the fair value of interest rate and currency exchange agreements. See "Non-GAAP Financial Measures" for further explanation of the adjustments made to exclude the non-cash impacts of SFAS 133 and 52 and for a reconciliation of the non-GAAP measures to the applicable GAAP measures.

Adjusted Gross Margin
It is anticipated that the adjusted gross margin spread for fiscal year 2006 will be approximately the same as the 64 basis points for the six months ended November 30, 2005. The Company's goal as a not-for-profit, member-owned financial cooperative is to provide financial products and services to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. Thus, the Company does not try to maximize the adjusted gross margin it earns on its loans to members. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to gross margin and TIER.

Adjusted Leverage and Adjusted Debt to Equity Ratios
The Company expects the ratios at May 31, 2006 to be slightly lower than at November 30, 2005 due to an expected increase in members' equity. The Company expects that adjusted net margins earned during fiscal year 2006 will offset the reduction to members' equity in the first quarter due to the retirement of previously allocated net margins. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to net margins.

Loan Impairment

When the Company's variable interest rates increase, the calculated loan impairment for certain restructured loans will increase and when the Company's variable interest rates decrease, the calculated impairment will decrease. The calculated impairment under SFAS 114, as amended, represents an opportunity cost, as it is a comparison of the yield that the Company would have earned on the original loan versus the expected yield on the restructured loan. The Company will have to adjust the specific reserve it holds for impaired loans based on changes to its variable interest rates, which could impact the balance of the loan loss allowance and the consolidated statements of operations through an increased provision for loan losses or as an increase to income through the recapture of amounts previously included in the provision for loan losses. Based on market expectations, it is anticipated that the Company's long-term variable and line of credit interest rates may increase in the near term resulting in an increase to calculated impairments. As the Company's interest rates increase, its operating income and gross margin will increase giving it the financial flexibility to provide for additions to the loan loss allowance to cover increased loan impairments. At this time, an increase of 25 basis points to the Company's variable interest rates results in an increase of $8 million to the calculated impairment.

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

Loan Loss Allowance
At this time it is difficult to estimate the total amount of loans that will be written off during fiscal year 2006. Due to the consolidation with NCSC, there are write-offs and recoveries taken by NCSC each quarter in the consumer loan program. These amounts are relatively insignificant and have historically been less than $1 million per quarter. The Company believes that the current loan loss allowance of $594 million, which includes specific reserves of $432 million for impaired borrowers, and the loan loss provision, if any, during the remainder of fiscal year 2006, will be sufficient to allow the loan loss allowance to be adequate at May 31, 2006.

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

	Three months ended		Six months ended
	November 30,		November 30,
(in thousands)	2005	2004	2005	2004

Cost of funds	$(233,568)	$(226,803)	$(466,329)	$(455,181)
Adjusted to include: Derivative cash settlements	16,816	(6,414)	37,016	13,884
Adjusted cost of funds	$(216,752)	$(233,217)	$(429,313)	$(441,297)

Gross margin	$7,233	$54,501	$21,833	$73,248
Adjusted to include: Derivative cash settlements	16,816	(6,414)	37,016	13,884
Adjusted gross margin	$24,049	$48,087	$58,849	$87,132

Operating margin	$30,626	$40,874	$26,614	$131,612
Adjusted to exclude: Derivative forward value	15,716	(83,904)	50,605	(138,648)
Foreign currency adjustments	(35,739)	84,212	(34,479)	79,072
Adjusted operating margin	$10,603	$41,182	$42,740	$72,036

Net margin	$63,729	$38,966	$58,412	$128,907
Adjusted to include: Minority interest net margin	3,107	1,260	4,213	1,862
Adjusted to exclude: Derivative forward value	15,716	(83,904)	50,605	(138,648)
Foreign currency adjustments	(35,739)	84,212	(34,479)	79,072
Adjusted net margin	$46,813	$40,534	$78,751	$71,193

TIER using GAAP financial measures is calculated as follows:

Cost of funds + net margin prior to cumulative
TIER =	effect of change in accounting principle
Cost of funds

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted cost of funds + adjusted net margin
Adjusted cost of funds

The following chart provides the calculations for TIER and adjusted TIER.

	Three months ended		Six months ended
	November 30,		November 30,
	2005	2004	2005	2004
TIER	1.27	1.17	1.13	1.28
Adjusted TIER	1.22	1.17	1.18	1.16

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

(in thousands)	November 30, 2005	May 31, 2005
Liabilities	$18,121,935	$19,258,675
Less:
Derivative liabilities	(73,463)	(78,471)
Foreign currency valuation account	(210,318)	(260,978)
Debt used to fund loans guaranteed by RUS	(263,118)	(258,493)
Subordinated deferrable debt	(685,000)	(685,000)
Subordinated certificates	(1,432,049)	(1,490,750)
Adjusted liabilities	$15,457,987	$16,484,983

Total equity	$752,653	$768,761
Less:
Prior years cumulative derivative forward value and
foreign currency adjustments	(229,049)	(224,716)
Current period derivative forward value (1)	54,078	(27,226)
Current period foreign currency adjustments	(34,479)	22,893
Accumulated other comprehensive income	(14,955)	(16,129)
Subtotal members' equity	528,248	523,583
Plus:
Subordinated certificates	1,432,049	1,490,750
Subordinated deferrable debt	685,000	685,000
Minority interest	21,222	18,652
Adjusted equity	$2,666,519	$2,717,985

Guarantees	$1,049,046	$1,157,752

(1) Represents the derivative forward value gain (loss) recorded by CFC for the period.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following chart provides the calculated ratios for leverage and debt to equity, as well as the adjusted ratio calculations. The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

November 30, 2005	May 31, 2005
Leverage ratio	25.47	26.56
Adjusted leverage ratio	6.19	6.49

Debt to equity ratio	24.08	25.05
Adjusted debt to equity ratio	5.80	6.07

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 56.

Item 4.	Controls and Procedures

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

January 19, 2006

