Form 10-K/A
period 2005-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2006-01-20
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
The Registrant has no stock.

Explanatory Note

We are filing this amendment to National Rural Utilities Cooperative Finance Corporation's ("CFC" or the "Company") Annual Report on Form 10-K for the year ended May 31, 2005 to correct a typographical error in exhibit 23.2, the consent of Ernst & Young LLP dated January 17, 2006, of the Company's Form 10-K/A filed on January 19, 2006.

Exhibit 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Forms S-3 Nos. 333-109365, 333-115248, and 333-109310) of National Rural Utilities Cooperative Finance Corporation and in the related Prospectuses of our report dated July 28, 2004, with respect to the consolidated financial statements of National Rural Utilities Cooperative Finance Corporation as of May 31, 2004 and for the year then ended and the combined financial statements of National Rural Utilities Cooperative Finance Corporation and Rural Telephone Finance Cooperative for the year ended May 31, 2003, included in this Annual Report (Form 10-K/A) for the year ended May 31, 2005.

/s/ Ernst & Young LLP

McLean, Virginia
January 17, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 20th day of January 2006.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ Steven L. Lilly
Steven L. Lilly
Chief Financial Officer