Form 10-Q/A
period 2005-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2006-01-20
CIK 70502

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

The Registrant has no stock.

Explanatory Note

We are filing this amendment to National Rural Utilities Cooperative Finance Corporation's ("CFC" or the "Company") Quarterly Report on Form 10-Q for the period ended November 30, 2005 to correct a typographical error in a footnote presented on the statement of operations, the statement of changes in equity and the statement of cash flows. The footnote is directing the reader to the restatement footnote. The note included on the statements filed by the Company on January 19, 2006 directs the reader to note 1(t). The reader should be directed to note 1(f). This amendment will correct the footnote reference.

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
* See Note 1 (f)

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
* See Note 1 (f)

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
* See Note 1 (f)

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
* See Note 1 (f)

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

January 20, 2006

