Form 10-Q
period 2006-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2006-04-14
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __ Accelerated filer __ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X .

The Registrant has no outstanding stock.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

A S S E T S

	February 28, 2006	May 31, 2005

Cash and cash equivalents	$182,052	$418,514

Loans to members	18,461,696	18,972,068
Less: Allowance for loan losses	(613,051)	(589,749)
Loans to members, net	17,848,645	18,382,319

Receivables	366,070	299,350

Fixed assets, net	6,606	42,496

Debt service reserve funds	93,182	93,182

Bond issuance costs, net	50,163	56,492

Foreclosed assets	122,157	140,950

Derivative assets	479,480	584,863

Other assets	31,042	27,922

	$19,179,397	$20,046,088

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S A N D E Q U I T Y

	February 28, 2006	May 31, 2005

Short-term debt	$2,244,987	$2,952,579

Accrued interest payable	399,124	256,011

Long-term debt	13,539,103	13,701,955

Deferred income	43,375	51,219

Guarantee liability	18,780	16,094

Other liabilities	22,468	26,596

Derivative liabilities	79,412	78,471

Subordinated deferrable debt	636,440	685,000

Members' subordinated certificates:
Membership subordinated certificates	650,799	663,067
Loan and guarantee subordinated certificates	795,943	827,683
Total members' subordinated certificates	1,446,742	1,490,750

Commitments and contingencies

Minority interest	19,982	18,652

Equity:
Retained equity	715,704	752,632
Accumulated other comprehensive income	13,280	16,129
Total equity	728,984	768,761

	$19,179,397	$20,046,088

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

For the Three and Nine Months Ended February 28, 2006 and 2005

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005 (As restated)*	2006	2005 (As restated)*

Operating income	$250,223	$251,325	$738,385	$779,754
Cost of funds	(236,762)	(228,140)	(703,091)	(683,321)

Gross margin	13,461	23,185	35,294	96,433

Operating expenses:
General and administrative expenses	(12,545)	(12,728)	(37,413)	(36,943)
Rental and other income	444	1,404	1,919	4,061
Provision for loan losses	(19,566)	(466)	(23,452)	(466)
(Provision for) recovery of guarantee losses	(4,000)	3,900	(1,400)	5,007
Total operating expenses	(35,667)	(7,890)	(60,346)	(28,341)

Results of operations of foreclosed assets	3,084	230	11,654	5,585

Derivative and foreign currency adjustments:
Derivative cash settlements	14,906	26,828	51,922	40,712
Derivative forward value	(14,344)	(25,985)	(64,949)	112,663
Foreign currency adjustments	(8,122)	(6,488)	26,357	(85,560)

Total (loss) gain on derivative and
foreign currency adjustments	(7,560)	(5,645)	13,330	67,815

Operating (loss) margin	(26,682)	9,880	(68)	141,492

Gain on sale of building and land	5,946	-	43,686	-

(Loss) margin prior to income tax expense	(20,736)	9,880	43,618	141,492

Income tax expense	(319)	(591)	(2,048)	(1,434)

(Loss) margin prior to minority interest	(21,055)	9,289	41,570	140,058

Minority interest	(864)	(768)	(5,077)	(2,630)

Net (loss) margin	$(21,919)	$8,521	$36,493	$137,428

See accompanying notes.
* See Note 1 (f)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the Three Months Ended February 28, 2006 and 2005

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Net Margin	Fund	Reserve	Fund	Other

Quarter ended February 28, 2006:
Balance as of November 30, 2005	$752,653	$14,955	$737,698	$993	$287,461	$766	$164,037	$497	$283,944
Operating loss	(26,682)		(26,682)	-	(26,682)	-	-	-	-
Gain on sale of building and land	5,946	-	5,946	-	5,946	-	-	-	-
Accumulated other
comprehensive income	(1,675)	(1,675)	-	-	-	-	-	-	-
Income tax expense	(319)	-	(319)	-	(319)	-	-	-	-
Minority interest	(864)	-	(864)	-	(864)	-	-	-	-
Other	(75)	-	(75)	1	-	(76)	-	-	-
Balance as of February 28, 2006	$728,984	$13,280	$715,704	$994	$265,542	$690	$164,037	$497	$283,944

Quarter ended February 28, 2005:
Balance as of November 30, 2004	$770,634	$12,112	$758,522	$991	$351,517	$824	$131,296	$497	$273,397
Operating margin (As restated)*	9,880	-	9,880	-	9,880	-	-	-	-
Accumulated other
comprehensive income (As restated)*	1,900	1,900	-	-	-	-	-	-	-
Income tax expense	(591)	-	(591)	-	(591)	-	-	-	-
Minority interest	(768)	-	(768)	-	(768)	-	-	-	-
Other	298	-	298	-	-	(173)	-	-	471
Balance as of February 28, 2005 (As restated)*	$781,353	$14,012	$767,341	$991	$360,038	$651	$131,296	$497	$273,868

See accompanying notes.
* See Note 1 (f)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the Nine Months Ended February 28, 2006 and 2005

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Net Margin	Fund	Reserve	Fund	Other

Nine months ended February 28, 2006:
Balance as of May 31, 2005	$768,761	$16,129	$752,632	$993	$229,049	$1,200	$164,067	$497	$356,826
Patronage capital retirement	(72,912)	-	(72,912)	-	-	-	-	-	(72,912)
Operating loss	(68)	-	(68)	-	(68)	-	-	-	-
Gain on sale of building and land	43,686	-	43,686	-	43,686	-	-	-	-
Accumulated other
comprehensive income	(2,849)	(2,849)	-	-	-	-	-	-	-
Income tax expense	(2,048)	-	(2,048)	-	(2,048)	-	-	-	-
Minority interest	(5,077)	-	(5,077)	-	(5,077)	-	-	-	-
Other	(509)	-	(509)	1	-	(510)	(30)	-	30
Balance as of February 28, 2006	$728,984	$13,280	$715,704	$994	$265,542	$690	$164,037	$497	$283,944

Nine months ended February 28, 2005:
Balance as of May 31, 2004	$695,734	$(12,108)	$707,842	$993	$222,610	$1,322	$131,296	$497	$351,124
Patronage capital retirement	(77,727)	-	(77,727)	-	-	-	-	-	(77,727)
Operating margin (As restated)*	141,492	-	141,492	-	141,492	-	-	-	-
Accumulated other
comprehensive income (As restated)*	26,120	26,120	-	-	-	-	-	-	-
Income tax expense	(1,434)	-	(1,434)	-	(1,434)	-	-	-	-
Minority interest	(2,630)	-	(2,630)	-	(2,630)	-	-	-	-
Other	(202)	-	(202)	(2)	-	(671)	-	-	471
Balance as of February 28, 2005 (As restated)*	$781,353	$14,012	$767,341	$991	$360,038	$651	$131,296	$497	$273,868

See accompanying notes.
* See Note 1 (f)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Nine Months Ended February 28, 2006 and 2005

	2006	2005 (As restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin	$36,493	$137,428
Add (deduct):
Amortization of deferred income	(10,284)	(13,673)
Amortization of bond issuance costs and deferred charges	9,224	10,899
Depreciation	1,618	2,515
Provision for loan losses	23,452	466
Provision for (recovery of) guarantee losses	1,400	(5,007)
Results of operations of foreclosed assets	(11,654)	(5,585)
Derivative forward value	64,949	(112,663)
Foreign currency adjustments	(26,357)	85,560
Gain on sale of building and land	(43,686)	-
Changes in operating assets and liabilities:
Receivables	(75,681)	(91,423)
Accrued interest payable	143,113	163,599
Other	(14,203)	(4,525)

Net cash provided by operating activities	98,384	167,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(4,390,963)	(5,283,370)
Principal collected on loans	4,897,667	6,489,057
Net investment in fixed assets	(4,589)	(2,794)
Net cash provided by foreclosed assets	1,339	86,665
Net proceeds from sale of foreclosed assets	29,108	-
Net proceeds from sale of building and land	83,428	-

Net cash provided by investing activities	615,990	1,289,558

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from issuance of short-term debt, net	(824,516)	408,122
Proceeds from issuance of long-term debt, net	1,715,957	240,754
Payments for retirement of long-term debt	(1,685,914)	(1,926,319)
Proceeds from issuance of subordinated deferrable debt	-	131,246
Payments for retirement of subordinated deferrable debt	(48,560)	-
Proceeds from issuance of members' subordinated certificates	44,611	84,361
Payments for retirement of members' subordinated certificates	(79,374)	(238,457)
Payments for retirement of patronage capital	(57,328)	(51,356)
Payments for retirement of minority interest patronage capital	(15,712)	(16,813)

Net cash used in financing activities	(950,836)	(1,368,462)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(236,462)	88,687
BEGINNING CASH AND CASH EQUIVALENTS	418,514	140,307
ENDING CASH AND CASH EQUIVALENTS	$182,052	$228,994

See accompanying notes.
* See Note 1 (f)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Nine Months Ended February 28, 2006 and 2005

	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$558,346	$625,418
Non-cash financing and investing activities:

Subordinated certificates applied against loan balances	$-	$84,117
Patronage capital applied against loan balances	1,829	8,458
Minority interest patronage capital applied against loan balances	1,689	5,525

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) General Information and Accounting Policies

(a)
General Information

National Rural Utilities Cooperative Finance Corporation ("CFC" or "the Company") is a private, not-for-profit cooperative association incorporated under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC makes loans primarily to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. CFC is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code. CFC is a not-for-profit member-owned finance cooperative, thus its objective is not to maximize its net margins, but to offer its members the lowest cost financial products and services consistent with sound financial management.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987. In February 2005, RTFC reincorporated in the District of Columbia. The principal purpose of RTFC is to provide and arrange financing for its rural telecommunications members and their affiliates. RTFC's results of operations and financial condition are consolidated with those of CFC in the accompanying financial statements. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable entity and takes tax deductions for allocations of net margins as allowed by law under Subchapter T of the Internal Revenue Code. RTFC pays income tax based on its net margins, excluding net margins allocated to its members.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private cooperative association. The principal purpose of NCSC is to provide financing to the for-profit and non-profit entities that are owned, operated or controlled by or provide substantial benefit to members of CFC. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program. NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. NCSC's results of operations and financial condition are consolidated with those of CFC in the accompanying financial statements. NCSC is headquartered with CFC in Herndon, Virginia. NCSC is a taxable corporation that pays income tax annually based on its net margins for the period.

The Company's consolidated membership was 1,549 as of February 28, 2006 including 899 utility members, the majority of which are consumer-owned electric cooperatives, 513 telecommunications members, 68 service members and 69 associates in 47 states, the District of Columbia and two U.S. territories. The utility members included 828 distribution systems and 71 generation and transmission ("power supply") systems. Memberships among CFC, RTFC and NCSC have been eliminated in consolidation. All references to members within this document include members and associates.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary for a fair statement of the Company's results for the interim periods presented. Operating results for the nine months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006.

The notes to the consolidated financial statements for the years ended May 31, 2005 and 2004 should be read in conjunction with the accompanying financial statements. (See the Company's Form 10-K/A for the year ended May 31, 2005.)

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

CFC is the sole lender to and manages the lending and financial affairs of RTFC through a long-term management agreement. Under a guarantee agreement, CFC has agreed to reimburse RTFC for loan losses. Six members of the CFC board serve as a lender advisory council to the RTFC board. All loans that require RTFC board approval also require the approval of the CFC lender advisory council. CFC is not a member of RTFC and does not elect directors to the RTFC board. RTFC is a Class E associate of CFC.

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

RTFC and NCSC creditors have no recourse against CFC in the event of default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC and RTFC debt obligations to a third party. At February 28, 2006, CFC had guaranteed $248 million of NCSC debt with third parties. These guarantees are not included in Note 12 at February 28, 2006 as the debt that CFC had guaranteed is reported as debt of the Company. At February 28, 2006, CFC had no guarantees of RTFC debt to third party creditors. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At February 28, 2006, RTFC had total assets of $2,427 million including loans outstanding to members of $2,176 million and NCSC had total assets of $483 million including loans outstanding of $446 million. At February 28, 2006 and May 31, 2005, CFC had committed to lend RTFC up to $10 billion, of which $2,201 million was outstanding at February 28, 2006. As of February 28, 2006 and May 31, 2005, CFC had committed to provide credit to NCSC of up to $1 billion. At February 28, 2006, CFC had provided a total of $471 million of credit to NCSC, representing $223 million of outstanding loans and $248 million of credit enhancements.

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

During the three months ended February 28, 2006 and 2005, the Company recognized fees totaling $5 million and $12 million, respectively, in operating income including $3 million and $5 million of conversion fees, respectively. No fees were deferred during the three months ended February 28, 2006 compared to $2 million during the three months ended February 28, 2005. The Company earned no make-whole and exit fees during the three months ended February 28, 2006 as compared to $6 million in make-whole and exit fees related to the prepayment of RTFC loans during the three months ended February 28, 2005.

During the nine months ended February 28, 2006 and 2005, the Company recognized fees totaling $19 million and $53 million, respectively, in operating income including $10 million and $14 million of conversion fees, respectively. Fees totaling $6 million and $8 million were deferred during the nine months ended February 28, 2006 and 2005, respectively. The Company earned $2 million in make-whole fees during the nine months ended February 28, 2006 as compared to $36 million in make-whole and exit fees related to the prepayment of RTFC loans during the nine months ended February 28, 2005.

(d)

Comprehensive Income

Comprehensive income includes the Company's net margin, as well as other comprehensive income (loss) related to derivatives. Comprehensive income for the three and nine months ended February 28, 2006 and 2005 is as follows:

	For the three months ended February 28,		For the nine months ended February 28,
(in thousands)	2006	2005	2006	2005
Net (loss) margin	$(21,919)	$8,521	$36,493	$137,428
Other comprehensive income:
Unrealized (loss) gain on derivatives	(1,714)	933	(3,147)	10,332
Reclassification adjustment for
realized losses on derivatives	39	966	298	15,788
Comprehensive (loss) income	$(23,594)	$10,420	$33,644	$163,548

(e)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

(f) Restatement

The Company has amended and restated its consolidated financial statements for the year ended May 31, 2005 and the quarter ended August 31, 2005. On June 1, 2001, as part of the implementation of Statement of Financial Accounting Standard ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended, CFC recorded a transition adjustment related to the interest rate exchange agreements that did not qualify for hedge treatment. During the quarter ended November 30, 2004, CFC fully or partially terminated seven interest rate exchange agreements that were in place on June 1, 2001, and therefore were included in the calculation of the transition adjustment. CFC fully or partially terminated these interest rate exchange agreements due to the prepayment of the loans for which the agreements were used as part of the loan funding. At the time the interest rate exchange agreements were fully or partially terminated, CFC should have written off the related unamortized transition adjustment. CFC did not write off the related transition adjustment, but rather continued to amortize the transition adjustment according to the original maturity schedule. As a result, CFC has decreased the amount of transition adjustment amortization recorded in the derivative forward value line of the consolidated statement of operations by $2 million for the quarter ended February 28, 2005. The decrease to the amount of amortization recorded results in an increase to operating margin and net margin in the same amount for the quarter ended February 28, 2005. CFC has increased the amount of transition adjustment amortization by $6 million for the nine months ended February 28, 2005. The increase to the amount of amortization recorded results in a decrease to operating margin and net margin in the same amount for the nine months ended February 28, 2005.

A summary of the significant effects of the restatement on the consolidated statement of operations for the nine months and quarter ended February 28, 2005 is as follows:

(in thousands) Nine months ended February 28, 2005	Derivative Forward Value	Total Gain on Derivative and Foreign Currency Adjustments	Operating Margin	Margin Prior to Minority Interest	Net Margin
As previously reported	$118,590	$73,742	$147,419	$145,985	$143,355
Change in amortization of transition adjustment	(5,927)	(5,927)	(5,927)	(5,927)	(5,927)
Restated	$112,663	$67,815	$141,492	$140,058	$137,428

The following adjustments have been made to the restated consolidated statement of operations for the quarter ended February 28, 2005.

(in thousands) Quarter ended February 28, 2005	Derivative Forward Value	Total Loss on Derivative and Foreign Currency Adjustments	Operating Margin	Margin Prior to Minority Interest	Net Margin
As previously reported	$(28,056)	$(7,716)	$7,809	$7,218	$6,450
Change in amortization of transition adjustment	2,071	2,071	2,071	2,071	2,071
Restated	$(25,985)	$(5,645)	$9,880	$9,289	$8,521

In addition to the above restatement, the Company has also changed the presentation of operating expenses to make a separate presentation of rental and other income on the consolidated statements of operations.

The Company also reclassified amounts in the February 28, 2005 consolidated statement of cash flows related to patronage capital retirements and the offset of patronage capital against loan balances to conform to the current year presentation. These reclassifications result in a decrease in the change in other payables and net cash provided by operating activities of $18 million, a decrease in principal collected on loans and net cash provided by investing activities of $8 million and a decrease in payments for the retirement of patronage capital and net cash used in financing activities of $26 million. The changes are offsetting and do not result in an adjustment to the net change in cash and cash equivalents for the nine months ended February 28, 2005 or the ending cash balance at February 28, 2005.

The adjusted cash flow statement presentation for February 28, 2005 is consistent with the presentation in the May 31, 2005 Form 10-K, as amended. The inconsistent classifications noted above also affect the consolidated statements of cash flows for the three months ended August 31, 2004 and the six months ended November 30, 2004 included in the respective Form 10-Q filings, as amended. The adjustments for the periods ended August 31, 2004 and November 30, 2004 have no impact on the reported net change in cash flows or ending cash balance for either period. Management has decided not to amend these filings as the amounts involved were determined to be not material.

(2)	Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type are summarized as follows:

	February 28, 2006		May 31, 2005
	Loans	Unadvanced (1)	Loans	Unadvanced (1)
(in thousands)	outstanding	commitments	outstanding	commitments
Total by loan type:
Long-term fixed rate loans	$14,330,785	$-	$12,724,758	$-
Long-term variable rate loans	2,724,291	5,921,042	4,961,397	5,537,121
Loans guaranteed by RUS	262,230	591	258,493	8,491
Intermediate-term loans	7,362	22,803	10,328	25,714
Line of credit loans	1,137,028	6,361,231	1,017,092	6,122,693
Total loans	18,461,696	12,305,667	18,972,068	11,694,019
Less: Allowance for loan losses	(613,051)	-	(589,749)	-
Net loans	$17,848,645	$12,305,667	$18,382,319	$11,694,019

Total by segment:
CFC:
Distribution	$13,077,044	$8,778,761	$12,728,866	$8,821,217
Power supply	2,634,885	2,295,038	2,640,787	2,059,350
Statewide and associate	127,446	115,061	135,513	124,539
CFC Total	15,839,375	11,188,860	15,505,166	11,005,106
RTFC	2,175,945	567,469	2,992,192	518,514
NCSC	446,376	549,338	474,710	170,399
Total	$18,461,696	$12,305,667	$18,972,068	$11,694,019

The following table summarizes non-performing and restructured loans outstanding by segment and by loan program:

	February 28, 2006		May 31, 2005
	Loans	Unadvanced (1)	Loans	Unadvanced (1)
(in thousands)	outstanding	commitments	outstanding	commitments
Non-performing loans:
RTFC:
Long-term fixed rate loans	$212,984	$-	$213,092	$-
Long-term variable rate loans	315,719	-	353,480	-
Line of credit loans	33,219	1,567	49,777	34,188
Total RTFC loans	561,922	1,567	616,349	34,188
NCSC:
Long-term fixed rate loans	109	-	277	-
Total non-performing loans	$562,031	$1,567	$616,626	$34,188

Restructured loans:
CFC:
Long-term variable rate loans	$575,251	$200,000	$593,584	$200,000
RTFC:
Long-term fixed rate loans	6,929	-	7,342	-
Total restructured loans	$582,180	$200,000	$600,926	$200,000

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

Loan origination costs are deferred and amortized using the straight-line method, which approximates the interest method, over the life of the loan as a reduction to operating income. At February 28, 2006 and May 31, 2005, the balance for deferred loan origination costs related to loans outstanding totaled $3 million and $2 million, respectively.

Pledging of Loans
As of February 28, 2006 and May 31, 2005, CFC had pledged collateral totaling $7,119 million and $7,293 million, respectively, of distribution system mortgage notes related to outstanding long-term loans, $224 million and $218 million, respectively, of RUS guaranteed loans qualifying as permitted investments and $2 million of cash to secure its collateral trust bonds and long-term secured notes payable outstanding totaling $5,252 million and $5,402 million, respectively.

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

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment.

(Dollar amounts in thousands)	At February 28, 2006				At May 31, 2005
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$13,822,086	96%	$508,699	4%	$12,293,054	97%	$431,704	3%
Long-term variable rate loans	2,600,211	95%	124,080	5%	4,701,660	95%	259,737	5%
Loans guaranteed by RUS	262,230	100%	-	-	258,493	100%	-	-
lntermediate-term loans	983	13%	6,379	87%	1,235	12%	9,093	88%
Line of credit loans	164,866	14%	972,162	86%	201,466	20%	815,626	80%
Total loans	$16,850,376	91%	$1,611,320	9%	$17,455,908	92%	$1,516,160	8%

Total by segment:
CFC	$14,544,312	92%	$1,295,063	8%	$14,316,925	92%	$1,188,241	8%
RTFC	1,932,120	89%	243,825	11%	2,747,845	92%	244,347	8%
NCSC	373,944	84%	72,432	16%	391,138	82%	83,572	18%
Total loans	$16,850,376	91%	$1,611,320	9%	$17,455,908	92%	$1,516,160	8%

(3)	Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio, which are estimated based upon a review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses. On a quarterly basis, the Company prepares an analysis of the adequacy of the loan loss allowance and makes adjustments to the allowance as necessary. The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.

Activity in the allowance account is summarized below for the nine months ended February 28, 2006 and 2005 and the year ended May 31, 2005.

	For the nine months ended February,		Year ended May 31,
(in thousands)	2006	2005	2005
Balance at beginning of year	$589,749	$573,939	$573,939
Provision for loan losses	23,452	466	16,402
Write-offs	(653)	(830)	(1,354)
Recoveries	503	570	762
Balance at end of period	$613,051	$574,145	$589,749

(4) Foreclosed Assets

Assets received in satisfaction of loan receivables are recorded at the lower of cost or market and identified on the consolidated balance sheets as foreclosed assets. At May 31, 2005, the balance of foreclosed assets included real estate developer notes receivable, limited partnership interests in certain real estate developments and partnership interests in real estate properties received as part of the bankruptcy settlement with Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"). CFC operated the real estate assets before the assets were sold in August 2005 for $30 million resulting in a gain of $4 million included in the results of operations of foreclosed assets during the nine months ended February 28, 2006. CFC continues to service the notes receivable.

The activity for foreclosed assets is summarized below for the nine months ended February 28, 2006 and the year ended May 31, 2005.

	Nine months ended	Year ended
(in thousands)	February 28, 2006	May 31, 2005
Beginning balance	$140,950	$247,660
Results of operations	11,654	13,079
Net cash withdrawn	(1,339)	(116,134)
Impairment to fair value write down	-	(55)
Net proceeds from sale of foreclosed assets	(29,108)	(3,600)
Ending balance of foreclosed assets	$122,157	$140,950

Related to the foreclosed assets were funding costs totaling $4 million for the nine months ended February 28, 2006 which are reported in the cost of funds in the consolidated statements of operations.

(5)	Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt at February 28, 2006 and May 31, 2005:

(in thousands)	February 28, 2006	May 31, 2005
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,893,539	$2,873,167
Commercial paper sold directly to members, at par	1,067,302	989,250
Commercial paper sold directly to non-members, at par	132,063	127,920
Total commercial paper	3,092,904	3,990,337
Daily liquidity fund	243,785	270,868
Bank bid notes	200,000	100,000
Subtotal short-term debt	3,536,689	4,361,205

Long-term debt maturing within one year:
Medium-term notes (1)	519,279	1,086,593
Foreign currency valuation account (1)	33,405	40,425
Secured collateral trust bonds	1,899,714	2,448,530
Long-term notes payable	15,900	15,826
Total long-term debt maturing within one year	2,468,298	3,591,374

Short-term debt supported by revolving credit
agreements, classified as long-term debt (see Note 6)	(3,760,000)	(5,000,000)
Total short-term debt	$2,244,987	$2,952,579

(1) At February 28, 2006 and May 31, 2005, medium-term notes includes zero and $390 million, respectively, of medium-term notes denominated in Euros and $282 million and zero, respectively of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52, Foreign Currency Translation.

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

Foreign Denominated Short-Term Debt
Included in short-term debt at February 28, 2006 and May 31, 2005 are medium-term notes due within one year that are denominated in a foreign currency. At the time of issuance of short-term debt denominated in a foreign currency, CFC enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated short-term debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the reported value of the foreign denominated short-term debt. The adjustment to the reported value of the short-term debt on the consolidated balance sheets is also reported on the consolidated statements of operations as foreign currency adjustments. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted short-term debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the short-term debt, unless the counterparty to the exchange agreement does not perform as required under the agreement.

Revolving Credit Agreements
The following is a summary of the Company's revolving credit agreements at February 28, 2006 and May 31, 2005:

(Dollar amounts in thousands)	February 28, 2006	May 31, 2005	Termination Date	Facility fee per annum (1)
Three-year agreement	$500,000	$1,740,000	March 30, 2007	0.10 of 1%

Five-year agreement	1,975,000	1,975,000	March 23, 2010	0.09 of 1%

364-day agreement (2)	1,285,000	1,285,000	March 22, 2006	0.07 of 1%

Total	$3,760,000	$5,000,000

(1) Facility fee determined by CFC's senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods. For the agreement in place at February 28, 2006 and May 31, 2005, if converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.125 of 1% per annum.

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

Up-front fees of between 0.03 and 0.13 of 1% were paid to the banks based on their commitment level in each of the agreements in place at February 28, 2006 and May 31, 2005, totaling in aggregate $3 million, which will be amortized as expense over the life of the agreements. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance. The utilization fee is 0.10 of 1% for the 364-day and five-year agreements and 0.15 of 1% for the three-year agreement outstanding at February 28, 2006 and May 31, 2005.

Effective February 28, 2006 and May 31, 2005, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

For the purpose of calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net margin, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133 and 52. The adjusted times interest earned ratio ("TIER") represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. Senior debt represents the sum of subordinated deferrable debt, members' subordinated certificates, minority interest and total equity. Senior debt includes guarantees; however, it excludes:
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

The following represents the Company's required financial ratios under the revolving credit agreements at or for the nine months ended February 28, 2006 and the year ended May 31, 2005:

	Requirement	February 28, 2006	May 31, 2005

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.10	1.08

Minimum adjusted TIER at fiscal year end (1)	1.05	NA	1.14

Maximum senior debt as a percentage of total equity	10.00	6.26	6.30
_______________________
(1)	The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Based on the ability to borrow under the bank line facilities, the Company classified $3,760 million and $5,000 million, respectively, of its short-term debt outstanding as long-term debt at February 28, 2006 and May 31, 2005. The Company expects to maintain more than $3,760 million of short-term debt outstanding during the next twelve months. If necessary, the Company can refinance such short-term debt on a long-term basis by borrowing under the credit agreements totaling $3,760 million discussed above, subject to the conditions therein.

Subsequent to the end of the quarter, the 364-day revolving credit agreement and the three-year agreement in place at February 28, 2006 totaling $1,785 million were replaced on March 22, 2006 with two new agreements totaling $2,000 million. CFC entered into a new five-year agreement totaling $1,000 million and expiring on March 22, 2011. CFC also entered into a new 364-day agreement totaling $1,000 million and expiring on March 21, 2007. Any amount outstanding under the 364-day agreement may be converted to a one-year term loan at the end of the revolving credit period with a 0.10 of 1% per annum fee on the outstanding principal amount of the term loan. The facility fee for the five-year facility is 0.06 of 1% per annum based on the pricing schedules in place at March 22, 2006. The facility fee for the 364-day facility is 0.05 of 1% per annum based on the pricing schedule in place at March 22, 2006. Up-front fees of 0.05 of 1% were paid to the banks based on their commitment level to the five-year agreement, totaling in aggregate $0.5 million. No upfront fees were paid to the banks for their commitment to the 364-day facility. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of 0.05 of 1% must be paid on the outstanding balance. CFC's five-year agreement totaling $1,975 million is still in effect and expires on March 23, 2010. The total committed credit available under the three current agreements was $3,975 million at March 22, 2006.

(6)	Long-Term Debt

The following is a summary of long-term debt at February 28, 2006 and May 31, 2005:

(in thousands)	February 28, 2006	May 31, 2005
Unsecured long-term debt:
Medium-term notes, sold through dealers (1) (3)	$5,153,031	$5,387,082
Medium-term notes, sold directly to members (2)	50,612	68,382
Subtotal	5,203,643	5,455,464
Unamortized discount	(10,044)	(11,330)
Foreign currency valuation account (3)	162,600	220,553
Total unsecured medium-term notes	5,356,199	5,664,687

Unsecured long-term notes payable	75,815	91,124
Total unsecured long-term debt	5,432,014	5,755,811

Secured long-term debt:
Secured collateral trust bonds	2,851,981	2,952,024
Unamortized discount	(4,892)	(5,880)
Total secured collateral trust bonds	2,847,089	2,946,144

Secured long-term notes payable	1,500,000	-
Total secured long-term debt	4,347,089	2,946,144

Short-term debt supported by revolving credit
agreements, classified as long-term debt (see Note 5)	3,760,000	5,000,000
Total long-term debt	$13,539,103	$13,701,955
___________________________
(1) Medium-term notes sold through dealers mature through 2032 as of February 28, 2006 and May 31, 2005. Does not include $341 million and $921 million of medium-term notes sold through dealers that were reclassified as short-term debt at February 28, 2006 and May 31, 2005, respectively.
(2) Medium-term notes sold directly to members mature through 2023 as of February 28, 2006 and May 31, 2005. Does not include $212 million and $206 million of medium-term notes sold to members that were reclassified as short-term debt at February 28, 2006 and May 31, 2005, respectively.
(3) At February 28, 2006 and May 31, 2005, medium-term notes sold through dealers includes $434 million related to medium-term notes denominated in Euros and zero and $282 million, respectively, of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

Secured Long-Term Notes Payable
In July 2005, the Company sold $500 million of 4.656% notes to Farmer Mac due in 2008 and secured the debt issuance by the pledge of CFC mortgage notes. During the quarter ended November 30, 2005, CFC received advances totaling $500 million and during the quarter ended February 28, 2006, CFC received the remaining advances totaling $500 million of a $1 billion loan facility under a bond purchase agreement with the Federal Financing Bank ("FFB") and a bond guarantee agreement with RUS as part of the Rural Economic Development Loan and Grant ("REDLG") program. Under this program, CFC is eligible to borrow up to the amount of the outstanding loans that it has issued concurrent with RUS loans. At February 28, 2006, CFC had a total of $2.6 billion outstanding on loans issued concurrently with RUS. Under the program, CFC will pay a fee of 30 basis points per annum to RUS for the guarantee of principal and interest payments to FFB.

Foreign Denominated Long-Term Debt
Included in long-term debt at February 28, 2006 and May 31, 2005 are medium-term notes that are denominated in a foreign currency. At the time of issuance for medium-term notes denominated in a foreign currency, CFC enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated long-term debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated long-term debt. The adjustment to the value of the long-term debt on the consolidated balance sheets is also reported on the consolidated statements of operations as foreign currency adjustments. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted long-term debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the long-term debt, unless the counterparty to the exchange agreement does not perform as required under the agreement.

Rating Triggers
Included in secured long-term notes payable at February 28, 2006 are $1 billion of bonds outstanding under the REDLG program that include a rating trigger event. At the occurrence of a rating trigger event, the Company is required to pledge collateral comprised of electric or telephone mortgage notes at least equal to the principal amount of REDLG bonds outstanding. The Company's rating triggers are based on its senior secured credit rating from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings (see chart on page 56). A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.

(7)	Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding at February 28, 2006 and May 31, 2005:

(Dollar amounts in thousands)	February 28, 2006	May 31, 2005
6.75% due 2043	$125,000	$125,000
6.10% due 2044	88,201	100,000
5.95% due 2045	98,239	135,000
7.625% due 2050	150,000	150,000
7.40% due 2050	175,000	175,000
Total	$636,440	$685,000

In December 2005, CFC repurchased $37 million of the 5.95% subordinated deferrable debt securities due 2045 and $12 million of the 6.10% subordinated deferrable debt securities due 2044. CFC recognized a gain of $2 million on the early redemption of the subordinated deferrable debt securities.

(8) Derivative Financial Instruments

The Company is neither a dealer nor a trader in derivative financial instruments. The Company uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate risk and foreign exchange risk.

Interest Rate Exchange Agreements
Generally, the Company's interest rate exchange agreements do not qualify for hedge accounting under SFAS 133. The majority of the Company's interest rate exchange agreements use a 30-day composite commercial paper index as either the pay or receive leg. The 30-day composite commercial paper index is the best match for the commercial paper that is the underlying debt used as the cost basis in setting the Company's variable interest rates. However, the correlation between movement in the 30-day composite commercial paper index and movement in the Company's commercial paper rates is not consistently high enough to qualify for hedge accounting. The Company's commercial paper rates are not indexed to the 30-day composite commercial paper index and the Company does not solely issue its commercial paper with maturities of 30 days.

At February 28, 2006 and May 31, 2005, the Company was a party to the following interest rate exchange agreements.

(in thousands)	February 28, 2006	May 31, 2005
Agreements that qualify for hedge accounting:
Pay fixed and receive variable	$-	$200,000

Agreements that do not qualify for hedge accounting:
Pay fixed and receive variable	7,299,694	6,443,467
Pay variable and receive fixed	6,800,000	7,050,000
Total Interest Rate Exchange Agreements	$14,099,694	$13,693,467

Consistent with SFAS 133, as amended, the Company records derivative instruments on the consolidated balance sheet as either an asset or liability measured at fair value. Changes in the fair value of derivative instruments are recognized in the "derivative forward value" line item of the consolidated statement of operations unless specific hedge accounting criteria are met. The change to the fair value is either recorded to other comprehensive income or the cost of funds, depending on which hedge accounting criteria are met. In the case of foreign currency exchange agreements that meet hedge accounting criteria, the change in fair value is recorded to other comprehensive income and then reclassified to the "foreign currency adjustment" line on the consolidated statement of operations to offset the related change in the dollar value of foreign denominated debt. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

Net settlements paid and received for derivative instruments that qualify for hedge accounting are recorded in the cost of funds. Net settlements related to derivative instruments that do not qualify for hedge accounting are recorded as "derivative cash settlements" in the consolidated statement of operations.

The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.

For the nine months ended February 28, 2006 and 2005, interest rate exchange agreements impacted the Company's statement of operations as follows.

(in thousands)	February 28, 2006	February 28, 2005
Statement of Operations Impact
Agreements that qualify for hedge accounting:
Cost of funds	$2,688	$(257)

Agreements that do not qualify for hedge accounting:
Cash settlements	46,083	24,372
Derivative forward value	(25,512)	14,216
Total Statement of Operations Impact	$23,259	$38,331

Balance Sheet Impact
Agreements that qualify for hedge accounting:
Other comprehensive income	$2,321	$462

Cash settlements includes income of $45 million and $46 million during the nine months ended February 28, 2006 and 2005, respectively, related to the periodic amounts that were paid and received related to its interest rate exchange agreements. During the nine months ended February 28, 2006 and 2005, cash settlements also includes $1 million of fees received from and $22 million of fees paid, respectively, to counterparties for the Company's exiting of agreements. These agreements were terminated due to the prepayment of RTFC loans during the nine months ended February 28, 2006 and 2005, respectively, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements.

For the nine months ended February 28, 2006 and 2005, the derivative forward value also includes amortization of $0.4 million and $16 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements. Approximately ($0.7) million is expected to be amortized over the next twelve months related to the transition adjustment and will continue through April 2029.

Cross Currency and Cross Currency Interest Rate Exchange Agreements
At February 28, 2006 and May 31, 2005, the Company was a party to the following cross currency and cross currency interest rate exchange agreements.

(Currency amounts in thousands)		Notional Principal Amount
	Original	U.S. Dollars (5)				Foreign Currency
	Exchange	February 28,		May 31,		February 28,		May 31,
Maturity Date	Rate	2006		2005		2006		2005
Agreements that qualify for hedge accounting:
February 24, 2006	0.8969	$-		$390,250		-	EU (1)	350,000	EU (1)

Agreements that do not qualify for hedge accounting:
July 7, 2006	1.506	166,000	(3)	166,000	(3)	250,000	AUD (2)	250,000	AUD (2)
July 7, 2006	1.506	116,200	(4)	116,200	(4)	175,000	AUD (2)	175,000	AUD (2)
March 14, 2007	1.153	433,500	(4)	433,500	(4)	500,000	EU (1)	500,000	EU (1)
Total		$715,700		$1,105,950		925,000		1,275,000
(1) EU - Euros
(2) AUD - Australian dollars
(3) These agreements also change the interest rate from a foreign denominated variable rate to a U.S. dollar denominated variable rate.
(4) These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate.
(5) Amounts in the chart represent the U.S. dollar value at the initiation of the exchange agreement. At February 28, 2006 and May 31, 2005, one U. S. dollar was the equivalent of 0.839 and 0.813 Euros, respectively. One U.S. dollar was the equivalent of 1.347 and 1.324 Australian dollars at February 28, 2006 and May 31, 2005, respectively.

The Company entered into the cross currency and cross currency interest rate exchange agreements related to the issuance of medium-term notes denominated in Euros and Australian dollars. In addition to foreign currency exchange, the agreements that do not qualify for hedge accounting also synthetically change the interest rate from a fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a different variable rate. Since the agreements synthetically change both the interest rate and the currency exchange rate in one agreement, the criteria to qualify for effectiveness specifies that the change in fair value of the debt when divided by the change in the fair value of the derivative must be within a range of 80% to 125%. Under this criteria, the agreements do not qualify for hedge treatment, therefore all changes in fair value are recorded in the consolidated statements of operations.

For the nine months ended February 28, 2006 and 2005, cross currency and cross currency interest rate exchange agreements had the following impact on the Company.

(in thousands)	February 28, 2006	February 28, 2005
Statement of Operations Impact
Agreements that qualify for hedge accounting:
Cost of funds	$(5,915)	$(6,260)

Agreements that do not qualify for hedge accounting:
Cash settlements	5,839	16,340
Derivative forward value	(39,437)	98,447
Total Statement of Operations Impact	$(39,513)	$108,527

Balance Sheet Impact
Agreements that qualify for hedge accounting:
Other comprehensive income	$825	$9,870

Rating Triggers
The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a provision called a rating trigger. Under a rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The rating triggers contained in certain of the Company's derivative contracts are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart on page 56).

At February 28, 2006, the Company has the following notional amount and fair values associated with exchange agreements that contain rating triggers. For the purpose of the presentation, the Company has grouped the rating triggers into two categories, (1) ratings from Moody's Investors Service falls to Baa1 or from Standard & Poor's Corporation falls to BBB+ and (2) ratings from Moody's Investors Service falls below Baa1 or from Standard & Poor's Corporation falls below BBB+.

(in thousands) Rating Level:	Notional Amount	Required Company Payment	Amount Company Would Collect	Net Fair Value
Fall to Baa1/BBB+	$1,344,806	$(1,637)	$39,617	$37,980
Fall below Baa1/BBB+	9,624,335	(54,967)	300,972	246,005

Total	$10,969,141	$(56,604)	$340,589	$283,985

(9)	Members' Subordinated Certificates

CFC's members are required to purchase membership certificates as a condition of membership. Such certificates are interest-bearing unsecured, subordinated debt of CFC. New members are required to purchase membership certificates based on an amount calculated as a percentage of the difference between revenue and the cost of power for a period of 15 years. New members purchase the certificates over time as a percentage of the amount they borrow from CFC. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership. CFC membership certificates typically have an original maturity of 100 years and pay interest at 5%. The weighted average maturity for all membership subordinated certificates outstanding at February 28, 2006 and May 31, 2005 was 70 years.

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

At February 28, 2006 and May 31, 2005, the Company reported minority interests of $20 million and $19 million, respectively, on the consolidated balance sheets. Minority interest represents the 100% interest that RTFC and NCSC members have in their respective organizations. CFC implemented FIN 46(R) on June 1, 2003 which required the consolidation of RTFC's and NCSC's results of operations and financial condition even though CFC has no financial interest or voting control over either company.

During the nine months ended February 28, 2006, the balance of minority interest increased by $5 million of minority interest net margin for the nine months ended February 28, 2006 less the offset of $2 million of unretired RTFC patronage capital allocations against the outstanding loan balance of an impaired borrower and the retirement of $2 million of patronage capital to RTFC members in January 2006.

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

At February 28, 2006 and May 31, 2005, equity included the following components:

(in thousands)	February 28, 2006	May 31, 2005
Membership fees	$994	$993
Education fund	690	1,200
Members' capital reserve	164,037	164,067
Allocated net margin	284,441	357,323
Unallocated net margin	78,677	-
Total members' equity	528,839	523,583
Prior years cumulative derivative forward
value and foreign currency adjustments	229,049	224,716
Current period derivative forward value (1)	(68,541)	27,226
Current period foreign currency adjustments	26,357	(22,893)
Total retained equity	715,704	752,632
Accumulated other comprehensive income	13,280	16,129
Total equity	$728,984	$768,761

(1) Represents the derivative forward value (gain) loss recorded by CFC for the period.

(12)	Guarantees

The Company guarantees certain contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At February 28, 2006 and May 31, 2005, the Company had recorded a guarantee liability totaling $19 million and $16 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at February 28, 2006 and May 31, 2005 totaled $17 million and $16 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of $2 million and less than $1 million, respectively, at February 28, 2006 and May 31, 2005 relates to the non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into since January 1, 2003. The non-contingent obligation is estimated based on guarantee fees received. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. The Company deferred fees of $2 million and $0.4 million for the nine months ended February 28, 2006 and 2005, respectively, related to new guarantees issued during the periods.

The following chart summarizes total guarantees by type and segment at February 28, 2006 and May 31, 2005.

(in thousands)	February 28, 2006	May 31, 2005
Long-term tax-exempt bonds (1)	$616,215	$738,385
Debt portions of leveraged lease transactions (2)	-	12,285
Indemnifications of tax benefit transfers (3)	127,926	141,996
Letters of credit (4)	266,714	196,597
Other guarantees (5)	73,642	68,489
Total	$1,084,497	$1,157,752
Total by segment:
CFC:
Distribution	$68,209	$41,842
Power supply	924,871	1,066,373
Statewide and associate	33,633	41,642
CFC total	1,026,713	1,149,857
NCSC	57,784	7,895
Total	$1,084,497	$1,157,752
__________________
(1) The maturities for this type of guarantee run through 2026. CFC has guaranteed debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities. CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of default by a system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.

Of the amounts shown above, $580 million and $692 million as of February 28, 2006 and May 31, 2005, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of February 28, 2006, CFC's maximum potential exposure for the $36 million of fixed rate tax-exempt bonds is $47 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC's exposure to future interest payments on these bonds. CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2) All obligations for this type of guarantee have been released. CFC had guaranteed rent obligations to a third party. In the event of default by the system for non-payment of debt service, CFC was obligated to pay any required amounts under its guarantees to prevent the acceleration of the debt obligation. The system was required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Amounts were secured by the property leased, the owner's rights as lessor and, in some instances, all assets of the lessee.

(3) The maturities for this type of guarantee run through 2015. CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. In the event of default by a system for non-payment of indemnity payments, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the indemnity payments. The CFC member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. The amounts shown represent CFC's maximum potential exposure for guaranteed indemnity payments. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction. This amount is secured by a mortgage lien on all of the system's assets and future revenues. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in federal tax law, no further guarantees of this nature are anticipated.

(4) The maturities for this type of guarantee run through 2017. Additionally, letters of credit totaling $10 million as of February 28, 2006 have a term of one year and automatically extend for periods of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The Company issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw. Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. As of February 28, 2006, the Company's maximum potential exposure is $267 million, of which $213 million is secured. Additionally, in the event of default for $50 million of secured NCSC letters of credit, NCSC is only liable for 40% of the amount guaranteed due to a reimbursement obligation agreement for the remaining 60%. Security provisions include a mortgage lien on all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table above, under master letter of credit facilities, the Company may be required to issue up to an additional $201 million in letters of credit to third parties for the benefit of its members at February 28, 2006. At May 31, 2005, this amount was $212 million.

(5) The maturities for these types of guarantee run through 2025. CFC provides other guarantees for its members. In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Of CFC's maximum potential exposure for guaranteed principal and interest totaling $73 million at February 28, 2006, $2 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $71 million is unsecured.

(13)	Contingencies

The Company had the following loans classified as non-performing and restructured.

	As of
(in thousands)	February 28, 2006	May 31, 2005	February 28, 2005
Non-performing loans	$562,031	$616,626	$672,598

Restructured loans	582,180	600,926	607,287

Total	$1,144,211	$1,217,552	$1,279,885

(a) During the nine months ended February 28, 2006 and 2005, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income. At February 28, 2006 and May 31, 2005, $575 million and $594 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income. At February 28, 2005, there were $600 million of restructured loans on non-accrual status. A total of $0.3 million and $0.2 million of interest income was accrued on restructured loans during the nine months ended February 28, 2006 and 2005.

Interest income was reduced as a result of holding loans on non-accrual status for the nine months ended February 28, 2006 and 2005 as follows.

Reduction to interest income
(in thousands)	February 28, 2006	February 28, 2005
Non-performing loans	$31,531	$13,624

Restructured loans	26,283	19,331

Total	$57,814	$32,955

(b) The Company classified $1,191 million and $1,208 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at February 28, 2006 and May 31, 2005, respectively. Total impaired loans includes $56 million of outstanding loans which were classified as performing at February 28, 2006. Subsequent to the end of the quarter, the Company and the borrower agreed to restructure the loans, which resulted in an impairment. The Company reserved $450 million and $404 million of the loan loss allowance for such impaired loans at February 28, 2006 and May 31, 2005, respectively. The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. The Company did not accrue interest income on loans classified as impaired during the nine months ended February 28, 2006 and 2005. The average recorded investment in impaired loans for the nine months ended February 28, 2006 and 2005 was $1,150 million and $861 million, respectively.

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

(c) At February 28, 2006 and May 31, 2005, CFC had a total of $575 million and $594 million, respectively, of loans outstanding to CoServ, a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers. All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at February 28, 2006 and May 31, 2005 represented 2.9% of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, CFC restructured its loans to CoServ. CoServ is scheduled to make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC. As of February 28, 2006, no amounts have been advanced to CoServ under this loan facility. To date, CoServ has made all payments required under the restructure agreement. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

CoServ and CFC have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC's legal claim against CoServ will now be limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at February 28, 2006.

(d) VarTec Telecom, Inc. ("VarTec") is a telecommunications company and RTFC borrower located in Dallas, Texas. RTFC is VarTec's principal senior secured creditor. At February 28, 2006 and May 31, 2005, RTFC had a total of $85 million and $135 million, respectively, of loans outstanding to VarTec. At February 28, 2006 and May 31, 2005, all loans to VarTec were on non-accrual status, resulting in the application of all payments received against principal.

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

On June 10, 2005, the Official Committee of Unsecured Creditors (the "UCC") initiated an adversary proceeding against RTFC in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The adversary proceeding asserts the following claims: (i) that RTFC may have engaged in wrongful activities prior to the filing of the bankruptcy proceeding (e.g., RTFC had "control" over VarTec's affairs, RTFC exerted "financial leverage" over VarTec and is liable for VarTec's "deepening insolvency"); (ii) that RTFC's claims against VarTec should be equitably subordinated to the claims of other creditors because of the alleged wrongful activities; and (iii) that certain payments made by VarTec to RTFC and certain liens granted to RTFC are avoidable as preferences or fraudulent transfers or should otherwise be avoided and re-distributed for the benefit of VarTec's bankruptcy estates. The adversary proceeding identifies payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On December 16, 2005, the Court issued an order dismissing the "deepening insolvency" claim against RTFC. Trial, if necessary, on the merits of the remaining claims is currently scheduled for March 5, 2007. The trial date is subject to change.

On October 14, 2005, the Bankruptcy Court approved an administrative DIP facility from RTFC in the amount of $9 million, of which $8 million was outstanding as of February 28, 2006. The DIP facility was extended on March 17, 2006.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to VarTec at February 28, 2006.

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

As of February 28, 2006 and May 31, 2005, RTFC had $475 million in loans outstanding to ICC. All loans to ICC have been on non-accrual status since February 1, 2005. ICC has not made debt service payments to the Company since June 2005.

RTFC is the primary secured lender to ICC. RTFC's collateral for the loans includes (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC, (ii) a direct pledge of 100% of the voting stock of ICC's USVI local exchange carrier subsidiary, Vitelco, (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC's other operating subsidiaries and certain of its parent entities, including ICC's immediate parent, Emerging Communication, Inc., a Delaware corporation ("Emcom") and Emcom's parent, Innovative Communication Company LLC, a Delaware limited liability company ("ICC-LLC"), and (iv) a personal guaranty of the loans from ICC's indirect majority shareholder and chairman, Jeffrey Prosser ("Prosser").

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

On January 11, 2005, RTFC served a motion for partial summary judgment in the loan default action. In its motion, RTFC sought partial summary judgment as to ICC's liability for certain events of default alleged in the amended complaint. In addition, RTFC sought summary judgment dismissing ICC's defense and counterclaim for reformation of the loan agreement, and ICC's counterclaim for anticipatory repudiation in connection with the alleged obligation to fund ICC's settlement of the Greenlight litigation. ICC opposed the motion for summary judgment and cross-moved for summary judgment dismissing the loan default action on the ground that the loan is not in default for various reasons, including those set forth in its answer and counterclaims. On October 31, 2005, ICC moved to further amend its answer to deny the authenticity of the loan agreement in the loan default action. RTFC opposed the motion to amend and filed its response on December 21, 2005. That motion has not yet been ruled upon by the Court. On December 29, 2005, the Court denied RTFC's motion for summary judgment and denied in part and granted in part ICC's motion for summary judgment, holding that some but not all of RTFC's allegations of default should be dismissed.

On September 30, 2004, RTFC filed a derivative action for itself and on behalf of ICC and Vitelco against certain members of the Boards of Directors for ICC and Vitelco, seeking recovery of damages for alleged wrongful acts of the named defendant directors. ICC and Vitelco have each filed motions to dismiss which are currently pending. On November 16, 2005, Judge Curtis V. Gomez issued a ruling recusing himself from this action. The case has been reassigned to Judge James T. Giles.

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

On August 30, 2005, RTFC filed a lawsuit against ICC in the United States District Court for the Eastern District of Virginia, in accordance with the forum selection clause in the line of credit agreement, for ICC's default on its $10 million line of credit loan. This lawsuit has been served and, by agreement of the parties, has been transferred to the District Court for the District of the Virgin Islands.

On October 26, 2005, ICC filed an action in the District Court for the District of the Virgin Islands for wrongful use of civil proceedings against RTFC and two of its officers, alleging that the loan default action is a wrongful use of civil proceedings. RTFC and the other defendants filed their responsive pleadings on January 10, 2006. RTFC believes the claims asserted are without merit.

On January 10, 2006, Emcom and ICC-LLC filed an action for contribution in the District Court for the District of the Virgin Islands against RTFC. The complaint alleges that Emcom and ICC-LLC are entitled to contribution from RTFC in connection with a transaction which resulted in judgments being entered in favor of certain third parties (collectively "Greenlight") against Emcom and ICC-LLC on or about January 9, 2006 in the Delaware Chancery Court in the amount of $56.3 million plus interest based upon tortious conduct of Emcom and ICC-LLC, as well as an appraisal judgment against Emcom for $28.5 million plus interest. Emcom and ICC-LLC later amended their complaint to add CFC as a party defendant. RTFC and CFC believe that the action is without merit, that they have meritorious defenses, and will seek to have it dismissed.

On January 19, 2006, Vitelco filed suit in the District Court for the Virgin Islands against RTFC and Greenlight seeking to enjoin enforcement of an Intercreditor Agreement between Greenlight and RTFC claiming that enforcement would result in an unauthorized transfer of ownership of Vitelco in violation of applicable regulatory law. The District Court denied Vitelco's application for injunctive relief. Vitelco subsequently amended its complaint to add CFC as a party defendant and to seek damages against the defendants. RTFC and CFC believe that the action is without merit, that they have meritorious defenses, and will seek to have it dismissed.

The District Court for the District of the Virgin Islands ordered RTFC and ICC to engage in a judicially-supervised mediation process in the District Court for the District of New Jersey. Greenlight also participated in the mediation process which, to date, has been unsuccessful.

On February 10, 2006, Greenlight filed petitions for involuntary bankruptcy against Prosser, Emcom and ICC-LLC in the United States Bankruptcy Court for the District of Delaware. RTFC has appeared in the proceedings as a party-in-interest in accordance with the provisions of the United States Bankruptcy Code. The alleged debtors have filed motions seeking change of venue and dismissal of the involuntary petitions. In addition, Emcom and ICC-LLC have moved to require Greenlight to post a bond to indemnify them for damages in the event the involuntary bankruptcy proceeding is dismissed. RTFC has filed responses seeking denial of all such motions.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at February 28, 2006.

(f) Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama. Pioneer had also invested in a propane gas operation, which it recently sold. Pioneer has experienced deterioration in its financial condition as a result of losses in the gas operation. At February 28, 2006, CFC had a total of $56 million in loans outstanding to Pioneer. Pioneer was current with respect to all debt service payments at February 28, 2006. CFC is the principal creditor to Pioneer.

On March 9, 2006, CFC and Pioneer agreed on the terms of a debt modification that resulted in the loans being classified as restructured. Under the amended agreement, CFC extended the maturity of the outstanding loans and granted a two-year deferral of principal payments. In addition, CFC agreed to make available a line of credit for general corporate purposes. The restructured loans are secured by first liens on substantially all of the assets and revenues of Pioneer. At this time, CFC plans to maintain the loans to Pioneer on accrual status.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at February 28, 2006.

(14)	Gain on Sale of Building and Land

On October 18, 2005, CFC sold its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. for $85 million. The assets had a net book value of $40 million, thus generating a total gain of $44 million during the nine months ended February 28, 2006, net of $1 million in closing and other related costs. A payment of $79 million was received on October 18, 2005, which resulted in the recognition of a gain of $38 million for the six months ended November 30, 2005. The remaining $6 million of the sales price was held in escrow until January 2006 when certain conditions were met and was recognized in the third quarter of fiscal year 2006. CFC will lease back approximately one-third of the office space from the purchaser for three years with two one-year options to renew. The headquarters facility consists of two six-story buildings and adjacent parking garages situated on ten acres of land and two acres of unimproved land adjacent to the office buildings.

(15)	Segment Information

The Company's consolidated financial statements include the financial results of CFC, RTFC and NCSC. Full financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance. The segment presentation for the three and the nine months ended February 28, 2006 and 2005 reflects the operating results of each of the three companies: CFC, RTFC and NCSC.

Pursuant to guarantee agreements, CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loan program. Thus CFC maintains the majority of the total consolidated loan loss allowance. A small loan loss allowance is maintained by NCSC to cover its consumer loan exposure.

The following chart contains the consolidated statement of operations for the nine months ended February 28, 2006 and consolidated balance sheet information at February 28, 2006.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$620,279	$94,821	$23,285	$738,385
Cost of funds	(594,340)	(89,441)	(19,310)	(703,091)
Gross margin	25,939	5,380	3,975	35,294

Operating expenses:
General and administrative expenses	(32,489)	(3,560)	(1,364)	(37,413)
Rental and other income	1,919	-	-	1,919
Provision for loan losses	(23,452)	-	-	(23,452)
Provision for guarantee losses	(1,400)	-	-	(1,400)
Total operating expenses	(55,422)	(3,560)	(1,364)	(60,346)

Results of operations of foreclosed assets	11,654	-	-	11,654

Derivative cash settlements	52,820	-	(898)	51,922
Derivative forward value	(68,541)	-	3,592	(64,949)
Foreign currency adjustments	26,357	-	-	26,357
Total gain on derivative and foreign
currency adjustments	10,636	-	2,694	13,330
Operating (loss) margin	(7,193)	1,820	5,305	(68)
Gain on sale of building and land	43,686	-	-	43,686
Income tax expense	-	(34)	(2,014)	(2,048)
Net margin per segment reporting	$36,493	$1,786	$3,291	$41,570

Reconciliation of net margin:
Net margin per segment reporting				$41,570
Minority interest				(5,077)
Net margin per consolidated statement of operations				$36,493

Assets:
Loans to members	$15,839,375	$2,175,945	$446,376	$18,461,696
Less: Allowance for loan losses	(611,978)	-	(1,073)	(613,051)
Loans to members, net	15,227,397	2,175,945	445,303	17,848,645
Other assets	1,041,913	250,702	38,137	1,330,752
Total assets	$16,269,310	$2,426,647	$483,440	$19,179,397

The following chart contains the consolidated statement of operations for the nine months ended February 28, 2005 and consolidated balance sheet information at February 28, 2005.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$573,652	$186,122	$19,980	$779,754
Cost of funds	(485,204)	(184,103)	(14,014)	(683,321)
Gross margin	88,448	2,019	5,966	96,433

Operating expenses:
General and administrative expenses	(33,673)	(2,337)	(933)	(36,943)
Rental and other income	4,061	-	-	4,061
Provision for loan losses	(466)	-	-	(466)
Recovery of guarantee losses	5,007	-	-	5,007
Total operating expenses	(25,071)	(2,337)	(933)	(28,341)

Results of operations of foreclosed assets	5,585	-	-	5,585

Derivative cash settlements	42,239	-	(1,527)	40,712
Derivative forward value	112,083	-	580	112,663
Foreign currency adjustments	(85,560)	-	-	(85,560)
Total gain (loss) on derivative and foreign
currency adjustments	68,762	-	(947)	67,815
Operating margin (loss)	137,724	(318)	4,086	141,492
Income tax expense	-	(40)	(1,394)	(1,434)
Net margin (loss) per segment reporting	$137,724	$(358)	$2,692	$140,058

Reconciliation of net margin:
Net margin per segment reporting				$140,058
Minority interest				(2,630)
Net margin per consolidated statement of operations				$137,428

Assets:
Loans to members	$15,643,129	$3,145,619	$485,370	$19,274,118
Less: Allowance for loan losses	(572,359)	-	(1,786)	(574,145)
Loans to members, net	15,070,770	3,145,619	483,584	18,699,973
Other assets	1,316,281	280,714	62,314	1,659,309
Total assets	$16,387,051	$3,426,333	$545,898	$20,359,282

The following chart contains the consolidated statement of operations for the three months ended February 28, 2006.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$212,867	$29,237	$8,119	$250,223
Cost of funds	(202,277)	(27,554)	(6,931)	(236,762)
Gross margin	10,590	1,683	1,188	13,461

Operating expenses:
General and administrative expenses	(10,887)	(1,340)	(318)	(12,545)
Rental and other income	444	-	-	444
Provision for loan losses	(19,566)	-	-	(19,566)
Provision for guarantee losses	(4,000)	-	-	(4,000)
Total operating expenses	(34,009)	(1,340)	(318)	(35,667)

Results of operations of foreclosed assets	3,084	-	-	3,084

Derivative cash settlements	15,055	-	(149)	14,906
Derivative forward value	(14,463)	-	119	(14,344)
Foreign currency adjustments	(8,122)	-	-	(8,122)
Total (loss) gain on derivative and foreign
currency adjustments	(7,530)	-	(30)	(7,560)
Operating (loss) margin	(27,865)	343	840	(26,682)
Gain on sale of building and land	5,946	-	-	5,946
Income tax expense	-	-	(319)	(319)
Net (loss) margin per segment reporting	$(21,919)	$343	$521	$(21,055)

Reconciliation of net loss:
Net loss per segment reporting				$(21,055)
Minority interest				(864)
Net loss per consolidated statement of operations				$(21,919)

The following chart contains the consolidated statement of operations for the three months ended February 28, 2005.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$194,092	$49,848	$7,385	$251,325
Cost of funds	(171,804)	(51,044)	(5,292)	(228,140)
Gross margin (loss)	22,288	(1,196)	2,093	23,185

Operating expenses:
General and administrative expenses	(11,324)	(1,018)	(386)	(12,728)
Rental and other income	1,404	-	-	1,404
Provision for loan losses	(466)	-	-	(466)
Recovery of guarantee losses	3,900	-	-	3,900
Total operating expenses	(6,486)	(1,018)	(386)	(7,890)

Results of operations of foreclosed assets	230	-	-	230

Derivative cash settlements	27,349	-	(521)	26,828
Derivative forward value	(26,454)	-	469	(25,985)
Foreign currency adjustments	(6,488)	-	-	(6,488)
Total loss on derivative and foreign
currency adjustments	(5,593)	-	(52)	(5,645)
Operating margin (loss)	10,439	(2,214)	1,655	9,880
Income tax expense	-	(6)	(585)	(591)
Net margin (loss) per segment reporting	$10,439	$(2,220)	$1,070	$9,289

Reconciliation of net margin:
Net margin per segment reporting				$9,289
Minority interest				(768)
Net margin per consolidated statement of operations				$8,521

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements are based on management's current views and assumptions regarding future events and operating performance that are subject to risks and uncertainties. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. See "Risk Factors" for further explanation of the factors that could cause actual results to vary from the forward looking statements included in this management discussion and analysis.

Overview
In this report the Company will provide analysis on its results of operations, financial condition, liquidity and market risk. The Company will also provide analysis of trends and significant transactions completed in the period covered by the report.

The Company provides financial products to its rural electric and telecommunications members at the lowest cost in relation to the financial performance and strength required to maintain strong credit ratings. The Company's access to the capital markets at levels that allow it to keep cost to the members low is dependent on maintaining strong credit ratings. See page 56 for detail on the current ratings for the Company's public debt.

Restatement

The Company has restated its consolidated financial statements to correct an error in the amount of the derivative transition adjustment amortized during fiscal year 2005. The error occurred in the quarter ended November 30, 2004 when the Company did not write-off the remaining unamortized transition adjustment related to seven interest rate exchange agreements it fully or partially terminated. These seven interest rate exchange agreements were all in place at June 1, 2001 and therefore were included as part of the calculation of the transition adjustment recorded on that date for the implementation of Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The impact of this error on the consolidated financial statements is presented in Note 1(f) in the accompanying consolidated financial statements.

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

As a result of the restatement, there is no change on the consolidated balance sheet to total assets, total liabilities or total equity. The only change as a result of the restatement for the nine months ended February 28, 2005 is to reduce retained earnings by $6 million, and to increase accumulated other comprehensive income by the same amount, thus there is no effect on total equity. On the consolidated statement of operations, there is a $2 million increase and a $6 million reduction in net margin for the quarter and nine months ended February 28, 2005, respectively. On the statement of cash flows, the effect of the foregoing is to reduce net margin by $6 million and increase the derivative forward value by an identical amount. The Company has revised Management's Discussion and Analysis for the effects of this restatement.

Results of Operations

Overview
As a not-for-profit membership organization, the Company's goal is to provide low cost financial products to its members, rather than maximizing profit. The Company uses a times interest earned ratio ("TIER") instead of the dollar amount of gross or net margin as its primary performance indicator, since its net margin in dollar terms is subject to fluctuation as interest rates change. TIER is a measure of the Company's ability to cover the interest expense on its debt obligations. TIER is calculated by dividing the sum of cost of funds and the net margin prior to the cumulative effect of change in accounting principle by the cost of funds.

The Company also calculates an adjusted TIER to exclude the derivative forward value and foreign currency adjustments from net margin, to add back minority interest to net margin and to include the derivative cash settlements in the cost of funds. Management has established a 1.10 adjusted TIER as its minimum operating objective. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its TIER calculation to exclude the impact of derivatives required by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and foreign currency adjustments required by SFAS 52, Foreign Currency Translation.

Net Margin for the Nine Months Ended February 28, 2006 and 2005
TIER for the nine months ended February 28, 2006 and 2005 was 1.05 and 1.20, respectively. Net margin decreased $100 million due to lower fees recognized from loan prepayments, the increase in interest rates, the impact of holding loans on non-accrual status, an increase to the loan loss provision related to impaired loans, and a decrease in the gain on derivative and foreign currency transactions offset by the gain on the sale of the Company's headquarters facility.

Adjusted TIER for the nine months ended February 28, 2006 and 2005 was 1.12 and 1.18, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart presents the Company's operating results for the nine months ended February 28, 2006 and 2005.

	For the nine months ended February 28,
(Dollar amounts in millions)	2006	2005	Change
Operating income	$738	$779	$(41)
Cost of funds	(703)	(683)	(20)
Gross margin	35	96	(61)
Operating expenses:
General and administrative expenses	(37)	(36)	(1)
Rental and other income	2	4	(2)
Provision for loan losses	(23)	(1)	(22)
(Provision for) recovery of guarantee losses	(2)	5	(7)
Total operating expenses	(60)	(28)	(32)

Results of operations of foreclosed assets	12	5	7
Derivative and foreign currency adjustments:
Derivative cash settlements	52	41	11
Derivative forward value	(65)	113	(178)
Foreign currency adjustments	26	(86)	112
Total gain on derivative and foreign currency adjustments	13	68	(55)

Operating margin	-	141	(141)

Gain on sale of building and land	44	-	44
Income tax expense	(2)	(1)	(1)
Minority interest	(5)	(3)	(2)
Net margin	$37	$137	$(100)

TIER	1.05	1.20
Adjusted TIER (1)	1.12	1.18

(1) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net margin, to include minority interest in net margin and to include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the nine months ended February 28,
	2006	2005	Change
Operating income	5.37%	5.18%	0.19%
Cost of funds	(5.12)%	(4.54)%	(0.58)%
Gross margin	0.25%	0.64%	(0.39)%
Operating expenses:
General and administrative expenses	(0.27)%	(0.24)%	(0.03)%
Rental and other income	0.01%	0.03%	(0.02)%
Provision for loan losses	(0.17)%	(0.01)%	(0.16)%
(Provision for) recovery of guarantee losses	(0.01)%	0.03%	(0.04)%
Total operating expenses	(0.44)%	(0.19)%	(0.25)%

Results of operations of foreclosed assets	0.09%	0.04%	0.05%

Derivative and foreign currency adjustments:
Derivative cash settlements	0.38%	0.27%	0.11%
Derivative forward value	(0.47)%	0.75%	(1.22)%
Foreign currency adjustments	0.19%	(0.57)%	0.76%
Total gain on derivative and foreign currency adjustments	0.10%	0.45%	(0.35)%
Operating margin	-%	0.94%	(0.94)%

Gain on sale of building and land	0.32%	-	0.32%
Income tax expense	(0.01)%	(0.01)%	-
Minority interest	(0.04)%	(0.02)%	(0.02)%
Net margin	0.27%	0.91%	(0.64)%

Adjusted gross margin (1)	0.63%	0.91%	(0.28)%
Adjusted operating margin (2)	0.28%	0.76%	(0.48)%

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

Volume Rate Variance Table
(Dollar amounts in millions)

	For the nine months ended February 28,
	2006			2005			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Operating income
CFC	$16,084	$620	5.16%	$15,766	$573	4.86%	$12	$35	$47
RTFC	1,840	95	6.89%	3,867	186	6.44%	(97)	6	(91)
NCSC	449	23	6.93%	482	20	5.55%	(2)	5	3
Total	$18,373	$738	5.37%	$20,115	$779	5.18%	$(87)	$46	$(41)

Cost of funds
CFC	$16,084	$(594)	(4.94)%	$15,766	$(485)	(4.11)%	$(10)	$(99)	$(109)
RTFC	1,840	(90)	(6.50)%	3,867	(184)	(6.37)%	96	(2)	94
NCSC	449	(19)	(5.75)%	482	(14)	(3.89)%	1	(6)	(5)
Total	$18,373	$(703)	(5.12)%	$20,115	$(683)	(4.54)%	$87	$(107)	$(20)

Gross margin
CFC	$16,084	$26	0.22%	$15,766	$88	0.75%	$2	$(64)	$(62)
RTFC	1,840	5	0.39%	3,867	2	0.07%	(1)	4	3
NCSC	449	4	1.18%	482	6	1.66%	(1)	(1)	(2)
Total	$18,373	$35	0.25%	$20,115	$96	0.64%	$-	$(61)	$(61)

Derivative cash settlements (3)
CFC	$15,292	$53	0.46%	$15,305	$42	0.37%	$-	$11	$11
NCSC	113	(1)	(1.07)%	51	(1)	(3.98)%	(2)	2	-
Total	$15,405	$52	0.45%	$15,356	$41	0.35%	$(2)	$13	$11

Adjusted cost of funds (4)
Total	$18,373	$(651)	(4.74)%	$20,115	$(642)	(4.27)%	$85	$(94)	$(9)

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

Operating Income
The $41 million decrease in operating income from the prior year period is partly due to the recognition of $2 million of make-whole fees related to the prepayment of loans for the nine months ended February 28, 2006 compared to $36 million recognized for the nine months ended February 28, 2005 which are included as part of the rate variance in the table above. Operating income for the nine months ended February 28, 2006 decreased $7 million from the prior year period excluding make-whole fees. There were offsetting changes to operating income due to the increase to interest rates in the markets and to a lower loan volume. Between February 28, 2005 and the current period end, the Company raised variable interest rates by 180 basis points to 215 basis points depending on the loan program, while fixed interest rates remained relatively stable. The decrease in loan volume is due to the prepayment of RTFC loans during the nine months ended February 28, 2006. The increase to income as a result of higher variable interest rates is also offset by a reduction to operating income as a result of an increase to loans on non-accrual status. For the nine months ended February 28, 2006, the Company had a reduction to interest income of $58 million due to non-accrual loans, compared to a reduction of $33 million for the prior year period.

Operating income for the nine months ended February 28, 2006 excluding the $2 million of make-whole fees was $736 million representing an average yield of 5.36%. Operating income for the nine months ended February 28, 2005 excluding the $36 million of make-whole fees was $743 million representing an average yield of 4.95%. Make-whole fees were recorded at CFC during the nine months ended February 28, 2006 and 2005. CFC's operating income for the nine months ended February 28, 2006 and 2005 excluding the make-whole fees was $618 million representing an average yield of 5.14% and $537 million representing an average yield of 4.56%, respectively. The $81 million increase in CFC operating income excluding make-whole fees was due to the increase in interest rates partly offset by the impact of non-accrual loans. CFC operating income decreased $26 million for the nine months ended February 28, 2006 due to holding loans on non-accrual, compared to $19 million for the prior year period. The $91 million decrease in RTFC operating income was due to loan prepayments and the impact of non-accrual loans. RTFC operating income decreased $32 million for the nine months ended February 28, 2006 due to holding loans on non-accrual, compared to $14 million in the prior year period.

Cost of Funds
The $20 million increase to the cost of funds for the nine months ended February 28, 2006 was due to the increase to interest rates in the markets partly offset by lower loan volume. The cost of funds for the nine months ended February 28, 2006 and 2005 includes expense totaling $3 million and $7 million, respectively, for net derivative cash settlements related to exchange agreements that qualify as effective hedges.

The adjusted cost of funds, which includes the derivative cash settlements, for the nine months ended February 28, 2006 increased by $9 million compared to the prior year period due to the increase to cost of funds noted above partially offset by lower fees for swap terminations. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds. Derivative cash settlements for the nine months ended February 28, 2006 includes $51 million received for derivative cash settlements from the Company's derivative counterparties and $1 million received from counterparties for the termination of interest rate exchange agreements used as funding for the loans that were prepaid during the period. Adjusted cost of funds for the nine months ended February 28, 2006 excluding the $1 million of termination fees was $652 million with an average cost of funding of 4.75%. The derivative cash settlements for the nine months ended February 28, 2005 includes $63 million of derivative cash settlements received by CFC offset by $22 million of fees paid by CFC for the termination of exchange agreements. Adjusted cost of funds for the nine months ended February 28, 2005 excluding the $22 million of termination fees was $620 million with an average cost of funding of 4.12%.

Gross Margin
The change in the line items described above resulted in a decrease in gross margin of $61 million for the nine months ended February 28, 2006 compared to the prior year period. The adjusted gross margin, which includes the cash settlements, for the nine months ended February 28, 2006 was $87 million, a decrease of $50 million from the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The adjusted gross margin excluding the $3 million of fees received for loan prepayments and swap terminations during the nine months ended February 28, 2006 was $84 million representing a gross margin yield of 0.61%. The adjusted gross margin excluding the net $14 million of fees received for loan prepayments and swap terminations during the nine months ended February 28, 2005 was $123 million representing a gross margin yield of 0.82%.

Operating Expenses
General and administrative expenses were $37 million for the nine months ended February 28, 2006 compared to $36 million for the nine months ended February 28, 2005. General and administrative expenses represented 27 basis points of average loan volume for the nine months ended February 28, 2006 compared to 24 basis points for the prior year period.

The $2 million decrease to rental and other income for the nine months ended February 28, 2006 was due to the sale of CFC's headquarters facility in October 2005. Subsequent to the sale of the building, CFC is not collecting rental income as it is no longer a landlord for the facility.

The loan loss provision of $23 million for the nine months ended February 28, 2006 represented an increase of $22 million compared to the provision for loan losses of $1 million required for the prior year period. The $22 million increase to the estimated loan loss allowance for the nine months ended February 28, 2006 was primarily due to an increase in the calculated loan impairments offset by a decrease in the general reserve as a result of the decrease in the balance of loans outstanding at February 28, 2006 compared to the prior period end.

There was a provision of $2 million increasing the guarantee liability in the nine months ended February 28, 2006 compared to a recovery of $5 million in the prior year period. The provision of $2 million during the nine months ended February 28, 2006 was due to an increase in letters of credit with a weaker weighted average internal risk rating. For the nine months ended February 28, 2006 and 2005, substantially all guarantees were issued by CFC.

Results of Operations of Foreclosed Assets
The Company recorded net income of $12 million and $5 million from the operation of foreclosed assets for the nine months ended February 28, 2006 and 2005. The results of operations of foreclosed assets for the nine months ended February 28, 2006 includes a gain of $4 million related to the sale of real estate assets in August 2005. At February 28, 2006, the remaining balance of foreclosed assets is comprised of notes receivable which the Company continues to service.

Derivative Cash Settlements
The increase in cash settlements for the nine months ended February 28, 2006 is primarily due to $1 million of termination fees received during the nine months ended February 28, 2006 compared to $22 million of termination fees paid during the nine months ended February 28, 2005 to unwind interest rate exchange agreements that were used as part of the funding for loans that were prepaid during the period. CFC is currently collecting more on its derivative contracts than it is paying.

Derivative Forward Value
During the nine months ended February 28, 2006, the derivative forward value represented a decrease of $178 million compared to the prior year period. The decrease in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the nine months ended February 28, 2006 and 2005 also includes amortization of $0.4 million and $16 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. This adjustment will be amortized into earnings over the remaining life of the related derivative contracts.

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

Foreign Currency Adjustment
The Company's foreign currency adjustment for the nine months ended February 28, 2006 represented an increase of $112 million compared to the nine months ended February 28, 2005 due to the change in currency exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar will cause the value of foreign denominated debt outstanding to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

Operating (Loss) Margin
The change in the line items described above resulted in a decrease in operating margin of $141 million for the nine months ended February 28, 2006 compared to the prior year period. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the nine months ended February 28, 2006 was $39 million, compared to $114 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin. The adjusted operating margin for the nine months ended February 28, 2006 excluding the $3 million of fees received from loan prepayments and swap terminations was $36 million representing a decrease of $64 million from the prior year period. Adjusted operating margin for the nine months ended February 28, 2005 excluding the net $14 million of fees received from loan prepayments and swap terminations was $100 million.

Gain on Sale of Building and Land
On October 18, 2005, CFC sold its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. for $85 million. The assets had a net book value of $40 million, thus generating a total gain of $44 million during the nine months ended February 28, 2006, net of $1 million in closing and other related costs. A payment of $79 million was received on October 18, 2005, which resulted in the recognition of a gain of $38 million for the six months ended November 30, 2005. The remaining $6 million of the sales price was held in escrow until January 2006 when certain conditions were met and was recognized in the third quarter of fiscal year 2006.

Net Margin
The change in the line items described above resulted in a decrease in net margin of $100 million for the nine months ended February 28, 2006 from the prior year period. The adjusted net margin, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $81 million, compared to $113 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net margin. Adjusted net margin excluding fees received of $3 million and the $44 million gain on the sale of the building for the nine months ended February 28, 2006, and excluding net fees received of $14 million for the nine months ended February 28, 2005 was $34 million and $99 million, respectively, representing a decrease of $65 million period over period.

Net Margin for the Three Months Ended February 28, 2006 and 2005
For the three months ended February 28, 2006, the Company reported a net loss of $22 million, resulting in a TIER below 1.00. TIER for the three months ended February 28, 2005 was 1.04. Net margin decreased $31 million primarily due to lower fees collected from loan prepayments, the increase in interest rates, the impact of holding loans on non-accrual status, an increase to impaired loans and a higher provision for guarantee losses offset by the gain on the sale of the Company's headquarters facility.

For the three months ended February 28, 2006, the Company reported an adjusted net margin of $1 million, resulting in an adjusted TIER of 1.01. Adjusted net margin for the three months ended February 28, 2005 was $42 million with an adjusted TIER of 1.21. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart presents the Company's operating results for the three months ended February 28, 2006 and 2005.

	For the three months ended February 28,
(Dollar amounts in millions)	2006	2005	Change
Operating income	$250	$251	$(1)
Cost of funds	(237)	(228)	(9)
Gross margin	13	23	(10)
Operating expenses:
General and administrative expenses	(13)	(13)	-
Rental and other income	1	2	(1)
Provision for loan losses	(20)	(1)	(19)
(Provision for) recovery of guarantee losses	(4)	4	(8)
Total operating expenses	(36)	(8)	(28)

Results of operations of foreclosed assets	3	-	3
Derivative and foreign currency adjustments:
Derivative cash settlements	15	27	(12)
Derivative forward value	(14)	(25)	11
Foreign currency adjustments	(8)	(7)	(1)
Total gain on derivative and foreign currency adjustments	(7)	(5)	(2)

Operating (loss) margin	(27)	10	(37)

Gain on sale of building and land	6	-	6
Income tax expense	-	-	-
Minority interest	(1)	(1)	-
Net (loss) margin	$(22)	$9	$(31)

TIER (1)	-	1.04
Adjusted TIER (2)	1.01	1.21

(1) For the three months ended February 28, 2006, earnings were insufficient to cover fixed charges by $22 million.
(2) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net margin, to include minority interest in net margin and to include the derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding for the three months ended February 28, 2006 and 2005.

	For the three months ended February 28,
	2006	2005	Change
Operating income	5.53%	5.20%	0.33%
Cost of funds	(5.24)%	(4.72)%	(0.52)%
Gross margin	0.29%	0.48%	(0.19)%
Operating expenses:
General and administrative expenses	(0.29)%	(0.27)%	(0.02)%
Rental and other income	0.02%	0.04%	(0.02)%
Provision for loan losses	(0.44)%	(0.02)%	(0.42)%
(Provision for) recovery of guarantee losses	(0.09)%	0.08%	(0.17)%
Total operating expenses	(0.80)%	(0.17)%	(0.63)%

Results of operations of foreclosed assets	0.07%	-%	0.07%

Derivative and foreign currency adjustments:
Derivative cash settlements	0.33%	0.56%	(0.23)%
Derivative forward value	(0.31)%	(0.51)%	0.20%
Foreign currency adjustments	(0.18)%	(0.15)%	(0.03)%
Total gain on derivative and foreign currency adjustments	(0.16)%	(0.10)%	(0.06)%
Operating (loss) margin	(0.60)%	0.21%	(0.81)%

Gain on sale of building and land	0.13%	-	0.13%
Income tax expense	-%	-	-%
Minority interest	(0.02)%	(0.02)%	-%
Net (loss) margin	(0.49)%	0.19%	(0.68)%

Adjusted gross margin (1)	0.62%	1.04%	(0.42)%
Adjusted operating (loss) margin (2)	(0.11)%	0.87%	(0.98)%
_____________________________________
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
Volume Rate Variance Table
(Dollar amounts in millions)

	For the three months ended February 28,
	2006			2005			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Operating income
CFC	$16,229	$213	5.32%	$15,831	$194	4.97%	$5	$14	$19
RTFC	1,668	29	7.11%	3,244	50	6.23%	(24)	3	(21)
NCSC	455	8	7.24%	497	7	6.03%	(1)	2	1
Total	$18,352	$250	5.53%	$19,572	$251	5.20%	$(20)	$19	$(1)

Cost of funds
CFC	$16,229	$(202)	(5.05)%	$15,831	$(172)	(4.40)%	$(4)	$(26)	$(30)
RTFC	1,668	(28)	(6.70)%	3,244	(51)	(6.38)%	25	(2)	23
NCSC	455	(7)	(6.18)%	497	(5)	(4.32)%	-	(2)	(2)
Total	$18,352	$(237)	(5.24)%	$19,572	$(228)	(4.72)%	$21	$(30)	$(9)

Gross margin
CFC	$16,229	$11	0.27%	$15,831	$22	0.57%	$1	$(12)	$(11)
RTFC	1,668	1	0.41%	3,244	(1)	(0.15)%	1	1	2
NCSC	455	1	1.06%	497	2	1.71%	(1)	-	(1)
Total	$18,352	$13	0.29%	$19,572	$23	0.48%	$1	$(11)	$(10)

Derivative cash settlements (3)
CFC	$15,364	$15	0.40%	$14,601	$27	0.76%	$1	$(13)	$(12)
NCSC	107	-	(0.57)%	71	-	(2.99)%	-	-	-
Total	$15,471	$15	0.39%	$14,672	$27	0.74%	$1	$(13)	$(12)

Adjusted cost of funds (4)
Total	$18,352	$(222)	(4.91)%	$19,572	$(201)	(4.16)%	$22	$(43)	$(21)

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

Operating Income
No make-whole fees related to the prepayment of loans were recognized for the quarter ended February 28, 2006 compared to $6 million recognized for the quarter ended February 28, 2005 which are included as part of the rate variance in the table above. Operating income excluding make-whole fees for the quarter ended February 28, 2006 represents an increase of $5 million from the prior year period. There were offsetting changes to operating income due to the increase to interest rates in the markets and to a lower average loan volume. Between February 28, 2005 and the current period end, the Company raised variable interest rates by 180 basis points to 215 basis points depending on the loan program, while fixed interest rates remained relatively stable. The decrease in average loan volume is due to the prepayment of RTFC loans since the prior year period. The increase to income as a result of higher variable interest rates is also offset by a reduction to operating income as a result of an increase to loans on non-accrual status. For the quarter ended February 28, 2006, the Company had a reduction to interest income of $20 million due to non-accrual loans, compared to a reduction of $13 million for the prior year period.

Operating income for the quarter ended February 28, 2005 excluding the $6 million of make-whole fees was $245 million representing an average yield of 5.08%. The make-whole fees were recorded at CFC during the quarter ended February 28, 2005. CFC's operating income for the quarter ended February 28, 2005 excluding the make-whole fees was $188 million representing an average yield of 4.82%. The $25 million increase in CFC operating income excluding make-whole fees was due to the increase in interest rates partly offset by the impact of non-accrual loans. CFC operating income decreased $9 million for the quarter ended February 28, 2006 due to holding loans on non-accrual, compared to $7 million for the prior year period. The $21 million decrease in RTFC operating income was due to loan prepayments and the impact of non-accrual loans partly offset by the increase in interest rates. RTFC operating income decreased $11 million for the quarter ended February 28, 2006 due to holding loans on non-accrual, compared to $6 million in the prior year period.

Cost of Funds
The $9 million increase to the cost of funds for the quarter ended February 28, 2006 is due to the increase to interest rates in the markets offset by lower loan volume. The cost of funds for the quarter ended February 28, 2006 and 2005 includes expense totaling $1 million and $2 million, respectively, for net derivative cash settlements related to exchange agreements that qualify as effective hedges. The adjusted cost of funds, which includes the derivative cash settlements, for the quarter ended February 28, 2006 increased by $21 million compared to the prior year period due to the increase to cost of funds noted above partially offset by lower fees paid for swap terminations. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds. Derivative cash settlements for the quarter ended February 28, 2005 includes $26 million received for derivative cash settlements from the Company's derivative counterparties and $1 million of fees received by CFC for the termination of exchange agreements. Adjusted cost of funds for the quarter ended February 28, 2005 excluding the $1 million of termination fees was $202 million representing an average cost of funding of 4.18%. Adjusted cost of funds for the quarter ended February 28, 2006 was $222 million representing an average cost of funding of 4.91%.

Gross Margin
The change in the line items described above resulted in a decrease in gross margin of $10 million for the quarter ended February 28, 2006 as compared to the prior year period. The adjusted gross margin, which includes the cash settlements, for the quarter ended February 28, 2006 was $28 million, a decrease of $22 million from the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its cost of funds, and therefore gross margin. The adjusted gross margin yield for the quarter ended February 28, 2006 was 0.63%. The adjusted gross margin excluding the net $7 million of fees received for the quarter ended February 28, 2005 was $43 million representing a gross margin yield of 0.89%.

Operating Expenses
General and administrative expenses were $13 million for the quarters ended February 28, 2006 and 2005, respectively. General and administrative expenses represented 29 basis points and 27 basis points of average loan volume for the quarters ended February 28, 2006 and 2005, respectively.

The $1 million decrease to rental and other income for the quarter ended February 28, 2006 was due to the sale of CFC's headquarters facility in October 2005. Subsequent to the sale of the building, CFC is not collecting rental income as it is no longer a lessor for the facility.

The loan loss provision of $20 million for the quarter ended February 28, 2006 represented an increase of $19 million from the prior year period. The $19 million increase to the estimated loan loss allowance for the quarter ended February 28, 2006 was primarily due to an increase in the calculated loan impairments at February 28, 2006 compared to the prior period end.

There was a $4 million provision for guarantee losses for the quarter ended February 28, 2006 compared to a recovery of $4 million in the prior year period. The increase in the provision for guarantee losses is due to the increase in letters of credit with a weaker weighted average internal risk rating. For the quarter ended February 28, 2006 and 2005, substantially all guarantees were issued by CFC.

Results of Operations of Foreclosed Assets
The Company recorded net income of $3 million from the operation of foreclosed assets for the quarter ended February 28, 2006. During the quarter ended February 28, 2006, the balance of foreclosed assets was comprised of notes receivable which the Company continues to service.

Derivative Cash Settlements
The $12 million decrease in derivative cash settlements for the three months ended February 28, 2006 from the prior year period was primarily due to an increase in the net difference between the average rates paid and received. In addition, no termination fees were paid or received during the three months ended February 28, 2006 compared to $1 million of termination fees received during the prior year period to unwind interest rate exchange agreements that were used as part of the funding for loans that were prepaid during the period.

Derivative Forward Value
For the quarter ended February 28, 2006, the derivative forward value represented an increase of $11 million compared to the prior year period. The increase in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the quarter ended February 28, 2006 and 2005 also includes amortization of less than $0.1 million and $1 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. This adjustment will be amortized into earnings over the remaining life of the related derivative contracts.

The Company is required to record the fair value of derivatives on its consolidated balance sheets with changes in the fair value of derivatives that do not qualify for hedge accounting recorded in the consolidated statements of operations as a current period gain or loss. This change in fair value is recorded as the derivative forward value on the consolidated statements of operations. The derivative forward value does not represent a current period cash inflow or outflow, but represents the net present value of the estimated future cash settlements, which are based on the estimate of future interest rates over the remaining life of the derivative contract. The expected future interest rates change often, causing significant changes in the recorded fair value of derivatives and volatility in the reported estimated gain or loss on derivatives in the consolidated statements of operations. Recording the forward value of derivatives results in recording only a portion of the impact on the Company's operations due to future changes in interest rates. Under GAAP, the Company is required to recognize changes in the fair value of its derivatives as a result of changes to interest rates, but there are no provisions for recording changes in the fair value of its loans or debt outstanding as a result of changes to interest rates. As a finance company, the Company passes on its cost of funding through interest rates on loans to members. The Company has demonstrated the ability to pass on its cost of funding to its members through its ability to consistently earn an annual adjusted TIER in excess of the minimum 1.10 target. The Company has earned an annual adjusted TIER in excess of 1.10 in every year since 1981. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios.

Foreign Currency Adjustment
The Company's foreign currency adjustment for the quarter ended February 28, 2006 represented a decrease of $1 million compared to the quarter ended February 28, 2005 due to the change in currency exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar will cause the value of foreign denominated debt outstanding to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

Operating (Loss) Margin
The change in the line items described above resulted in a decrease in operating margin of $37 million for the quarter ended February 28, 2006 compared to the prior year period. The adjusted operating loss, which excludes derivative forward value and foreign currency adjustments, for the quarter ended February 28, 2006 was $5 million, compared to an operating margin of $42 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin. The adjusted operating margin excluding the net $7 million of fees received for the quarter ended February 28, 2005 was $35 million.

Gain on Sale of Building and Land
On October 18, 2005, CFC closed on the sale of its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. for $85 million. The assets had a net book value of $40 million, thus generating a total gain of $44 million, net of $1 million in closing and other related costs. A payment of $79 million was received on October 18, 2005, which resulted in the recognition of a gain of $38 million for the quarter ended November 30, 2005. The remaining $6 million of the sales price was held in escrow until January 2006 and was recognized in the third quarter of fiscal year 2006.

Net (Loss) Margin
The change in the line items described above resulted in a decrease in net margin of $31 million for the quarter ended February 28, 2006 from the prior year period. The adjusted net margin, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $1 million, compared to an adjusted net margin of $42 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net margin. Adjusted net loss excluding the $6 million gain on the sale of the building for the three months ended February 28, 2006 was $5 million representing a decrease of $40 million compared to an adjusted net margin of $35 million for the three months ended February 28, 2005 excluding net fees received of $7 million.

Ratio of Earnings to Fixed Charges
The following chart provides the calculation of the ratio of earnings to fixed charges for the quarters and nine months ended February 28, 2006 and 2005.

Three months ended February 28,	Nine months ended February 28,

(Dollar amounts in thousands)	2006	2005	2006	2005
Margin (loss) prior to cumulative effect of change
in accounting principle	$(21,919)	$8,521	$36,493	$137,428
Add: fixed charges	236,762	228,140	703,091	683,321

Margins available for fixed charges	$214,843	$236,661	$739,584	$820,749

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$236,762	$228,140	$703,091	$683,321

Ratio of margins to fixed charges (1)	-	1.04	1.05	1.20
______________________________
(1) For the three months ended February 28, 2006, earnings were insufficient to cover fixed charges by $22 million.

Financial Condition
Overview
During the nine months ended February 28, 2006, the Company's loans outstanding have continued to decrease as a result of loan prepayments. The Company continues to experience a shift within the loan portfolio with the conversion of long-term variable rate to long-term fixed rate loans. As a result of loan prepayments, the percentage of the Company's total exposure to telecommunications systems continues to fall. The concentration of exposure to the top ten credits has decreased slightly during the period. CFC continues to require strong security from its members for long-term loan advances. As a result of the reduction to loans outstanding, CFC's total debt outstanding has also decreased. CFC continues to work through litigation related to a few problem loan situations.

Loan and Guarantee Portfolio Assessment
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

(Dollar amounts in millions)	February 28, 2006	% of Total	May 31, 2005	% of Total	Change
Long-term loans (1):
Long-term fixed rate loans	$14,547	79%	$12,936	68%	$1,611
Long-term variable rate loans	2,770	15%	5,009	27%	(2,239)
Total long-term loans	17,317	94%	17,945	95%	(628)
Short-term loans (2)	1,145	6%	1,027	5%	118
Total loans	$18,462	100%	$18,972	100%	$(510)
_________________________
(1) Includes secured long-term loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured intermediate-term and line of credit loans that are subject to interest rate adjustment monthly or semi-monthly.

The Company's loans outstanding have decreased $510 million or 3% during the nine months ended February 28, 2006 as a result of loan prepayments by RTFC borrowers. Long-term fixed rate loans totaled $14,547 million and $12,936 million at February 28, 2006 and May 31, 2005, respectively, representing 84% and 72% of total long-term loans. The remaining loans totaling $3,915 million and $6,036 million at February 28, 2006 and May 31, 2005, respectively, are at a variable rate. Loans converting from a variable rate to a fixed rate for the nine months ended February 28, 2006 totaled $1,620 million, which was offset by $74 million of loans that converted from a fixed rate to a variable rate. This resulted in a net conversion of $1,546 million from a variable rate to a fixed rate for the nine months ended February 28, 2006. For the nine months ended February 28, 2005, loans converting from a fixed rate to a variable rate totaled $593 million, which was offset by $327 million of loans that converted from a variable rate to a fixed rate. This resulted in a net conversion of $266 million from a fixed rate to a variable rate for the nine months ended February 28, 2005.

Portfolio Diversity
The Company provides credit products (loans, financial guarantees and letters of credit) to its members. The Company's memberships include rural electric distribution systems, rural electric power supply systems, telecommunication systems, statewide rural electric systems and telecommunications organizations and associated affiliates. The following chart summarizes loans and guarantees outstanding by segment and member class at February 28, 2006 and May 31, 2005.

(Dollar amounts in millions)	February 28, 2006		May 31, 2005		Change
CFC:
Distribution	$13,145	67%	$12,771	64%	$374
Power supply	3,560	18%	3,707	18%	(147)
Statewide and associate	161	1%	177	1%	(16)
CFC total	16,866	86%	16,655	83%	211
RTFC	2,176	11%	2,992	15%	(816)
NCSC	504	3%	483	2%	21
Total	$19,546	100%	$20,130	100%	$(584)

Total credit exposure decreased by 3% from May 31, 2005 to February 28, 2006 due to the $510 million decrease in gross loans and the $74 million decrease in guarantees. The decrease in gross loans outstanding at February 28, 2006 as compared to May 31, 2005 was due primarily to prepayments of RTFC loans. The following chart summarizes RTFC loans outstanding by business purpose as of February 28, 2006 and May 31, 2005.

(Dollar amounts in millions)	February 28, 2006		May 31, 2005		Change
Rural local exchange carriers	$1,815	84%	$2,358	79%	$(543)
Cable television providers	181	8%	169	6%	12
Long distance carriers	85	4%	135	5%	(50)
Wireless providers	19	1%	211	7%	(192)
Fiber optic network providers	42	2%	67	2%	(25)
Competitive local exchange carriers	29	1%	45	1%	(16)
Other	5	-	7	-	(2)
Total	$2,176	100%	$2,992	100%	$(816)

Credit Concentration
The Company's loan portfolio is widely dispersed throughout the United States and its territories, including 47 states, the District of Columbia, American Samoa and the U.S. Virgin Islands. At February 28, 2006 and May 31, 2005, loans outstanding to borrowers in any state or territory did not exceed 16% of total loans outstanding.

CFC, RTFC and NCSC each have policies that limit the amount of credit that can be extended to individual borrowers or controlled group of borrowers. The credit limitation policies set the limit on the total exposure and unsecured exposure to the borrower based on an assessment of the borrower's risk profile and the Company's internal risk rating system. As a member owned cooperative, the Company makes best efforts to balance meeting the needs of its member/owners and mitigating the risk associated with concentrations of credit exposure. The respective boards of directors must approve new credit requests from a borrower with a total exposure or unsecured exposure in excess of the limits in the policy. Management of credit concentrations may include the use of syndicated credit agreements.

At February 28, 2006 and May 31, 2005, the total exposure outstanding to any one borrower or controlled group did not exceed 3.0% of total loans and guarantees outstanding. At February 28, 2006, the ten largest borrowers included five distribution systems, four power supply systems and one telecommunications system. At May 31, 2005, the ten largest borrowers included four distribution systems, three power supply systems and three telecommunications systems.

(Dollar amounts in millions)	February 28, 2006	% of Total	May 31, 2005	% of Total	Change
Total by type:
Loans	$3,098	17%	$3,412	18%	$(314)
Guarantees	300	28%	227	20%	73
Total credit exposure	$3,398	17%	$3,639	18%	$(241)

Total by segment:
CFC	$2,858	17%	$2,523	15%	$335
RTFC	475	22%	1,096	37%	(621)
NCSC	65	13%	20	4%	45
Total credit exposure	$3,398	17%	$3,639	18%	$(241)

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

The following table summarizes the Company's unsecured credit exposure by type and by segment at February 28, 2006 and May 31, 2005:

(Dollar amounts in millions)	February 28, 2006	% of Total	May 31, 2005	% of Total	Change
Total by type:
Unsecured loans	$1,611	9%	$1,516	8%	$95
Unsecured guarantees	125	12%	98	8%	27
Total unsecured credit exposure	$1,736	9%	$1,614	8%	$122

Total by segment:
CFC	$1,415	8%	$1,281	8%	$134
RTFC	244	11%	244	8%	-
NCSC	77	15%	89	18%	(12)
Total unsecured credit exposure	$1,736	9%	$1,614	8%	$122

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria are met:
*	principal or interest payments on any loan to the borrower are past due 90 days or more,
*	as a result of court proceedings, repayment on the original terms is not anticipated, or
*	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, CFC typically places the loan on non-accrual status and reverses all accrued and unpaid interest back to the date of the last payment. The Company generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition. At February 28, 2006 and May 31, 2005, the Company had non-performing loans outstanding in the amount of $562 million and $617 million, respectively. All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At February 28, 2006 and May 31, 2005, non-performing loans included $475 million to Innovative Communication Corporation ("ICC"). ICC is a diversified telecommunications company and RTFC borrower headquartered in St. Croix, United States Virgin Islands ("USVI"). Through its subsidiaries, ICC provides wire line local telephone service, long-distance telephone services, cable television service and/or wireless telephone service. ICC has not made debt service payments to the Company since June 2005.

RTFC is the primary secured lender to ICC. RTFC's collateral for the loans includes (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC, (ii) a direct pledge of 100% of the voting stock of ICC's USVI local exchange carrier subsidiary, Virgin Islands Telephone Corporation d/b/a Innovative Telephone, (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC's other operating subsidiaries and certain of its parent entities, including ICC's immediate parent, Emerging Communication, Inc., a Delaware corporation ("Emcom") and Emcom's parent, Innovative Communication Company LLC, a Delaware limited liability company ("ICC-LLC)", and (iv) a personal guaranty of the loans from ICC's indirect majority shareholder and chairman.

On June 1, 2004, RTFC filed a lawsuit in the United States District Court for the Eastern District of Virginia, later transferred to the District Court for the District of the Virgin Islands, against ICC for failure to comply with the terms of its loan agreement with RTFC, under which RTFC is demanding the full repayment of ICC's total outstanding debt, including all principal, interest and fees and otherwise seeking to recover its claims against ICC and its affiliates. ICC has denied liability and asserted counterclaims and affirmative defenses against RTFC in the lawsuits brought by RTFC to enforce its claims against ICC and other parties liable to RTFC. Additionally, ICC and its affiliates have initiated lawsuits in the District Court for the District of the Virgin Islands, seeking relief against RTFC including in one case, against certain of its officers, and CFC, alleging wrongful acts and seeking relief from RTFC's claims for payment of outstanding loans, as well as contribution for payment of certain judgments entered against ICC- related entities and other damages. Emcom, ICC-LLC and ICC's indirect majority shareholder and chairman, Jeffrey Prosser, are the subject of involuntary bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at February 28, 2006.

Non-performing loans at February 28, 2006 and May 31, 2005 include a total of $85 million and $135 million, respectively, to VarTec Telecom, Inc. ("VarTec"). VarTec is a telecommunications company and RTFC borrower located in Dallas, Texas. RTFC is VarTec's principal senior secured creditor. At February 28, 2006 and May 31, 2005, all loans to VarTec were on non-accrual status, resulting in the application of all payments received against principal.

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

On June 10, 2005, the Official Committee of Unsecured Creditors (the "UCC") initiated an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The adversary proceeding asserts the following claims: (i) that RTFC may have engaged in wrongful activities prior to the filing of the bankruptcy proceeding (e.g., RTFC had "control" over VarTec's affairs, RTFC exerted "financial leverage" over VarTec and is liable for VarTec's "deepening insolvency"); (ii) that RTFC's claims against VarTec should be equitably subordinated to the claims of other creditors because of the alleged wrongful activities; and (iii) that certain payments made by VarTec to RTFC and certain liens granted to RTFC are avoidable as preferences or fraudulent transfers or should otherwise be avoided and re-distributed for the benefit of VarTec's bankruptcy estates. The adversary proceeding identifies payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On December 16, 2005, the Court issued an order dismissing the "deepening insolvency" claim against RTFC. Trial, if necessary, on the merits of the remaining claims is currently scheduled for March 5, 2007. The trial date is subject to change.

On October 14, 2005, the Bankruptcy Court approved an administrative DIP facility from RTFC in the amount of $9 million, of which $8 million was outstanding as of February 28, 2006. The DIP facility was extended on March 17, 2006.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to VarTec at February 28, 2006.

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

At February 28, 2006 and May 31, 2005, restructured loans totaled $582 million and $601 million, respectively, $575 million and $594 million, respectively, of which related to loans outstanding to Denton County Electric Cooperative, Inc. d/b/a CoServ Electric ("CoServ"). All CoServ loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at February 28, 2006 and May 31, 2005 represented 2.9% of the Company's total loans and guarantees outstanding.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change. The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At February 28, 2006 and May 31, 2005, CFC had impaired loans totaling $1,191 million and $1,208 million, respectively. Total impaired loans includes $56 million of outstanding loans which were classified as performing at February 28, 2006. Subsequent to the end of the quarter, the Company and the borrower agreed to restructure the loans, which resulted in an impairment. At February 28, 2006 and May 31, 2005, CFC had specifically reserved a total of $450 million and $404 million, respectively, to cover impaired loans.

NON-PERFORMING AND RESTRUCTURED LOANS

(Dollar amounts in millions)	February 28, 2006	May 31, 2005
Non-performing loans	$562	$617
Percent of loans outstanding	3.04%	3.25%
Percent of loans and guarantees outstanding	2.88%	3.06%

Restructured loans	$582	$601
Percent of loans outstanding	3.15%	3.17%
Percent of loans and guarantees outstanding	2.98%	2.99%

Total non-performing and restructured loans	$1,144	$1,218
Percent of loans outstanding	6.19%	6.42%
Percent of loans and guarantees outstanding	5.86%	6.05%

Allowance for Loan Losses
The Company maintains an allowance for probable loan losses, which is reviewed quarterly by management for adequacy. The Company maintains an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio, which are estimated based upon a review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses.

The corporate credit committee makes recommendations to the boards of directors regarding write-offs of loan balances. In making its recommendation to write off all or a portion of a loan balance, the corporate credit committee considers various factors including cash flow analysis and the collateral securing the borrower's loans. Since inception in 1969, write-offs totaled $148 million and recoveries totaled $33 million for a net loss amount of $115 million. In the past five fiscal years and the first nine months of fiscal year 2006, write-offs totaled $51 million and recoveries totaled $16 million for a net loan loss of $35 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

	For the nine months ended		For the year ended and as of
	February 28,	February 28,	May 31,
(Dollar amounts in millions)	2006	2005	2005
Beginning balance	$590	$574	$574
Provision for loan losses	23	-	16
Ending balance	$613	$574	$590

Loan loss allowance by segment:
CFC	$612	$572	$589
NCSC	1	2	1
Total	$613	$574	$590

As a percentage of total loans outstanding	3.32%	2.98%	3.11%
As a percentage of total non-performing loans outstanding	109.07%	85.29%	95.62%
As a percentage of total restructured loans outstanding	105.33%	94.56%	98.17%

CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance. Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.

The Company's loan loss allowance increased $23 million from May 31, 2005 to February 28, 2006. Within CFC's loan loss allowance at February 28, 2006 as compared to the prior year end there was an increase in the calculated impairments of $46 million offset by a decrease of $9 million for high-risk loans and $14 million to the allowance for all other loans. The increase to the calculated impairments was primarily due to an increase in the variable interest rates at February 28, 2006 as compared to May 31, 2005. The reduction to the allowance for all other loans was due to a decrease in the balance of loans outstanding at February 28, 2006 as compared to May 31, 2005.

Liabilities, Minority Interest and Equity

Short-term Debt and Long-Term Debt
The following chart provides a breakout of debt outstanding.

(Dollar amounts in millions)	February 28, 2006	May 31, 2005	Increase/(Decrease)
Short-term debt:
Commercial paper (1)	$3,337	$4,261	$(924)
Bank bid notes	200	100	100
Long-term debt with remaining maturities less than one year	2,435	3,551	(1,116)
Foreign currency valuation account	33	40	(7)
Short-term debt reclassified as long-term (2)	(3,760)	(5,000)	1,240
Total short-term debt	2,245	2,952	(707)
Long-term debt:
Collateral trust bonds	2,847	2,946	(99)
Long-term unsecured notes payable	76	91	(15)
Long-term secured notes payable	1,500	-	1,500
Medium-term notes	5,193	5,444	(251)
Foreign currency valuation account	163	221	(58)
Short-term debt reclassified as long-term (2)	3,760	5,000	(1,240)
Total long-term debt	13,539	13,702	(163)
Subordinated deferrable debt	636	685	(49)
Members' subordinated certificates	1,447	1,491	(44)
Total debt outstanding	$17,867	$18,830	$(963)

Percentage of fixed rate debt (3)	76%	67%
Percentage of variable rate debt (4)	24%	33%
Percentage of long-term debt	87%	84%
Percentage of short-term debt	13%	16%

(1) Includes $244 million and $271 million related to the daily liquidity fund at February 28, 2006 and May 31, 2005, respectively.
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

Total debt outstanding at February 28, 2006 decreased as compared to May 31, 2005 due to decreases of $510 million to loans outstanding and $236 million to cash and cash equivalents. The decrease to loan volume reduces the amount of debt required to fund loans. During the nine months ended February 28, 2006, CFC used cash to pay down short-term debt.

At February 28, 2006 and May 31, 2005, the Company had a total of $911 million and $1,366 million, respectively, of foreign denominated debt. As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt for the current period is reported on the consolidated statements of operations as foreign currency adjustments. At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. At February 28, 2006 and May 31, 2005, the reported amount of foreign denominated debt includes a valuation adjustment of $196 million and $261 million, respectively due to changes in the value of the Euro and Australian dollar versus the U.S. dollar since the time the debt was issued.

In December 2005, CFC repurchased $37 million of the 5.95% subordinated deferrable debt securities due 2045 and $12 million of the 6.10% subordinated deferrable debt securities due 2044. CFC recognized a gain of $2 million on the early redemption of the subordinated deferrable debt securities.

Members' Subordinated Certificates
The following chart provides a breakout of members' subordinated certificates outstanding.

(in millions)	February 28, 2006	May 31, 2005	Increase/(Decrease)
Members' subordinated certificates:
Membership certificates	$651	$663	$(12)
Loan certificates	647	679	(32)
Guarantee certificates	149	149	-
Total members' subordinated certificates	$1,447	$1,491	$(44)

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

The decrease to members' subordinated certificates of $44 million for the nine months ended February 28, 2006 is primarily due to $83 million applied toward loan prepayments, amortization and maturities and a $13 million reduction to a borrower's unissued membership certificates offset by the purchase of $52 million of new certificates.

Minority Interest
Minority interest on the consolidated balance sheets at February 28, 2006 was $20 million, an increase of $1 million from the balance of $19 million at May 31, 2005. During the nine months ended February 28, 2006 and 2005, the balance of minority interest has been adjusted by minority interest net margins less the offset of unretired RTFC patronage capital against loans outstanding to certain impaired borrowers and the retirement of patronage capital to RTFC members in January of each fiscal year.

Equity
The following chart provides a breakout of the equity balances.

(in millions)	February 28, 2006	May 31, 2005	Increase/(Decrease)
Membership fees	$1	$1	$-
Education fund	1	1	-
Members' capital reserve	164	164	-
Allocated net margin	284	358	(74)
Unallocated net margin	79	-	79
Total members' equity	529	524	5
Prior years cumulative derivative forward
value and foreign currency adjustments	229	225	4
Current period derivative forward value (1)	(68)	27	(95)
Current period foreign currency adjustments	26	(23)	49
Total retained equity	716	753	(37)
Accumulated other comprehensive income	13	16	(3)
Total equity	$729	$769	$(40)
_______________________
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

At February 28, 2006, equity totaled $729 million, a decrease of $40 million from May 31, 2005. The decrease in equity includes CFC's retirement of $71 million of patronage capital to its members, patronage capital totaling $2 million applied against the outstanding loan balance of an impaired borrower and a reduction to accumulated other comprehensive income related to derivatives of $3 million offset by net margin for the nine months ended February 28, 2006 of $37 million.

Off-Balance Sheet Obligations

Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment.

(in millions)	February 28, 2006	May 31, 2005	Increase/ (Decrease)
Long-term tax-exempt bonds	$616	$738	$(122)
Debt portions of leveraged lease transactions	-	12	(12)
Indemnifications of tax benefit transfers	128	142	(14)
Letters of credit	267	197	70
Other guarantees	73	69	4
Total	$1,084	$1,158	$(74)

CFC	$1,026	$1,150	$(124)
NCSC	58	8	50
Total	$1,084	$1,158	$(74)

The decrease in total guarantees outstanding at February 28, 2006 compared to May 31, 2005 was due primarily to a $92 million prepayment and normal amortization on long-term tax-exempt bonds, the release of the obligation under the remaining leveraged lease transaction and normal amortization on tax benefit transfers offset by new letters of credit totaling $50 million to a NCSC borrower.

At February 28, 2006 and May 31, 2005, the Company had recorded a guarantee liability totaling $19 million and $16 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations.

The following table summarizes the off-balance sheet obligations at February 28, 2006 and the related principal amortization and maturities by fiscal year.

(in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2006	2007	2008	2009	2010	Years
Guarantees (1)	$1,084	$104	$131	$121	$79	$66	$583

(1) On a total of $580 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Ratio Analysis

Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at February 28, 2006 was 26.77, an increase from 26.56 at May 31, 2005. The increase in the leverage ratio is due to a decrease of $40 million in total equity offset by decreases of $828 million to total liabilities and $74 million in guarantees as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Financial Condition".

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund Rural Utilities Service ("RUS") guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At February 28, 2006 and May 31, 2005, the adjusted leverage ratio was 6.42 and 6.49, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The decrease in the adjusted leverage ratio is due to a decrease in adjusted liabilities of $675 million and a decrease of $74 million in guarantees offset by the decrease of $86 million in adjusted equity. The decrease in adjusted liabilities is primarily due to the decrease of $163 million in long-term debt, $707 million in short-term debt, offset by an increase of $143 million in accrued interest payable. The decrease to adjusted equity is primarily due to the $71 million retirement of allocated margins and decreases of $49 million in subordinated deferrable debt and $44 million in members subordinated certificates offset by year to date adjusted net margin totaling $80 million. In addition to the adjustments made to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt to equity ratio, based on this formula at February 28, 2006 was 25.28, an increase from 25.05 at May 31, 2005. The increase in the debt to equity ratio is due to the decrease of $40 million to total equity offset by the decrease of $828 million to total liabilities as discussed under the Liabilities, Minority Interest and Equity section of "Financial Condition".

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At February 28, 2006 and May 31, 2005, the adjusted debt to equity ratio was 6.01 and 6.07, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation. The decrease in the adjusted debt to equity ratio is due to the decrease of $675 million in adjusted liabilities offset by the decrease of $86 million in adjusted equity.

Liquidity and Capital Resources
Overview
CFC uses internally generated member loan repayments, capital market debt issuance, private debt issuance, member investments, and net margins to fund its operations. In addition, the Company maintains both short-term and long-term bank lines in the form of revolving credit agreements with its bank group. As explained earlier, members pay a small membership fee and are typically required to purchase subordinated certificates as a condition to receiving a long-term loan advance and as a condition of membership. CFC has a need for funding to make loan advances to its members, to make interest payments on its public and member debt and to make payments of principal on its maturing and public debt. To facilitate open access to the capital markets, CFC is a regular issuer of debt in the capital markets, maintains strong credit ratings and has active shelf registrations on file with the Securities and Exchange Commission for each of its public debt instruments. CFC also has access to foreign debt markets with Euro medium-term note and commercial paper programs and an Australian medium-term note program.

Member Loan Repayments
Scheduled repayments on long-term loans are expected to average $866 million a year for fiscal years 2006 to 2010. There has been significant prepayment activity over the past two fiscal years in the telecommunications loan programs. It is not anticipated that there will be significant loan prepayments over the next few years.

Capital Market Debt Issuance
At February 28, 2006, the Company had effective registration statements covering $2,075 million of collateral trust bonds, $4,027 million of medium-term notes and $165 million of subordinated deferrable debt. The Company has Board authorization to issue up to $1,000 million of commercial paper and $4,000 million of medium-term notes in the European market and $2,000 million of medium-term notes in the Australian market.

Private Debt Issuance
The Company has made use of two sources of private debt issuance during fiscal year 2006. In July 2005, the Company issued $500 million of notes to Farmer Mac due 2008 and secured such issuance with the pledge of distribution loans as collateral. In the second quarter of fiscal year 2006, the Company received advances totaling $500 million due 2016 through 2018 from a $1 billion loan facility under a bond purchase agreement with the Federal Financing Bank ("FFB") and a bond guarantee agreement with RUS as part of the Rural Economic Development Loan and Grant ("REDLG") program. The remaining $500 million due 2011 was received during the third quarter of fiscal year 2006. The Company has submitted an application for a second loan facility with the FFB in the amount of $1.5 billion. The second facility is expected to close during the fourth quarter of this fiscal year. The Company is required to place loan mortgages on deposit in an amount at least equal to the amount borrowed from the FFB. Such amounts on deposit are not considered to be pledged unless the Company's debt rating decreases to levels stated in the agreements.

Member Investments
At February 28, 2006 and May 31, 2005, members provided 18.5% and 17.7%, respectively, of total assets as follows:

MEMBERSHIP INVESTMENTS

	February 28,	% of	May 31,	% of
(Dollar amounts in millions)	2006	Total (1)	2005	Total (1)	Change
Commercial paper (2)	$1,311	39%	$1,260	30%	$51
Medium-term notes	263	4%	275	4%	(12)
Members' subordinated certificates	1,447	100%	1,491	100%	(44)
Members' equity (3)	529	100%	524	100%	5
Total	$3,550		$3,550		$-
Percentage of total assets	18.5%		17.7%
Percentage of total assets less derivative assets (3)	19.0%		18.2%

(1) Represents the percentage of each line item outstanding to CFC members.
(2) Includes $244 million and $271 million related to the daily liquidity fund at February 28, 2006 and May 31, 2005, respectively.
(3) See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

Revolving Credit Agreements
The following is a summary of the Company's revolving credit agreements at February 28, 2006 and May 31, 2005:

(Dollar amounts in millions)	February 28, 2006	May 31, 2005	Termination Date	Facility fee per annum (1)
Three-year agreement	$500	$1,740	March 30, 2007	0.10 of 1%

Five-year agreement	1,975	1,975	March 23, 2010	0.09 of 1%

364-day agreement (2)	1,285	1,285	March 22, 2006	0.07 of 1%

Total	$3,760	$5,000

(1) Facility fee determined by CFC's senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods. For the agreement in place at February 28, 2006 and May 31, 2005, if converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.125 of 1% per annum.

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

Effective February 28, 2006 and May 31, 2005, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

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

The following represents the Company's required financial ratios at or for the nine months ended February 28, 2006 and the year ended May 31, 2005:

	Requirement	February 28, 2006	May 31, 2005

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.10	1.08

Minimum adjusted TIER at fiscal year end (1)	1.05	NA	1.14

Maximum senior debt as a percentage of total equity	10.00	6.26	6.30
____________________
(1) The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Subsequent to the end of the quarter, the 364-day revolving credit agreement and the three-year agreement in place at February 28, 2006 totaling $1,785 million were replaced on March 22, 2006 with two new agreements totaling $2,000 million. CFC entered into a new five-year agreement totaling $1,000 million and expiring on March 22, 2011. CFC also entered into a new 364-day agreement totaling $1,000 million and expiring on March 21, 2007. Any amount outstanding under the 364-day agreement may be converted to a one-year term loan at the end of the revolving credit period with a 0.10 of 1% per annum fee on the outstanding principal amount of the term loan. The facility fee for the five-year facility is 0.06 of 1% per annum based on the pricing schedules in place at March 22, 2006. The facility fee for the 364-day facility is 0.05 of 1% per annum based on the pricing schedule in place at March 22, 2006. Up-front fees of 0.05 of 1% were paid to the banks based on their commitment level to the five-year agreement, totaling in aggregate $0.5 million. No upfront fees were paid to the banks for their commitment to the 364-day facility. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of 0.05 of 1% must be paid on the outstanding balance. CFC's five-year agreement totaling $1,975 million is still in effect and expires on March 23, 2010. The total committed credit available under the three current agreements was $3,975 million at March 22, 2006.

Loan Advances
At February 28, 2006, the Company had unadvanced commitments totaling $12,306 million, an increase of $612 million compared to the balance of $11,694 million at May 31, 2005. Unadvanced commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced. A total of $5,922 million or 48% represented the unadvanced portion of long-term loans and $6,384 million or 52% represented the unadvanced portion of short-term loans. The Company does not anticipate that it will have to advance the majority of the short-term commitment as the borrowers use such facilities for backup liquidity. Unadvanced long-term commitments expire within a stated period of time from the first advance. As such, the Company does not anticipate that members will advance the full amount of the long-term commitments.

Substantially all above mentioned credit commitments contain material adverse change clauses; thus for a borrower to qualify for the advance of funds, the Company must be satisfied that there has been no material change since the loan was approved. Unadvanced commitments do not represent off-balance sheet liabilities and have not been included in the chart summarizing off-balance sheet obligations. The Company has no obligation to advance amounts to a borrower that does not meet the minimum conditions as determined by CFC's credit underwriting policy in effect at the time the loan was approved. If there has been a material adverse change in the borrower's financial condition, the Company is not required to advance funds. Therefore, unadvanced commitments are classified as contingent liabilities. Amounts advanced under these commitments would be classified as performing loans since the members are required to be in good financial condition to be eligible to receive the advance of funds.

Interest Payments on Debt
CFC's sets its interest rates on loans to members to cover its funding cost, operating expenses and to provide a reasonable net margin. Thus interest income on loans is expected to be sufficient to cover the required interest expense on its debt.

Principal Payments on Maturing Debt
At May 31, 2005, the Company had maturing debt obligations, including public debt and member debt in the form of collateral trust bonds, medium-term notes and long-term notes payable that totaled $8,303 million for an average of $1,661 million per year for fiscal years 2006 to 2010. A large portion of that amount, $3,591 million, was due in fiscal year 2006 with approximately half of that amount maturing in May 2006. As of February 28, 2006, $2,468 million of medium-term notes and collateral trust bonds are scheduled to mature within the next twelve months (with $1,800 million maturing in May 2006).

At February 28, 2006, the Company had $3,537 million of commercial paper, daily liquidity fund and bank bid notes scheduled to mature during the next twelve months, compared to $4,361 million at May 31, 2005. As of February 28, 2006 and May 31, 2005, the weighted average maturity for commercial paper is 24 days and 23 days, respectively. CFC issues commercial paper for periods of one to 270 days, and commercial paper notes generally have maturities of less than 90 days.

The member subordinated certificates either amortize as the loan is repaid or mature at the time the loan matures. The majority of member subordinated certificates are purchased with loan funds, thus the majority of payments required for amortizing or maturing subordinated certificates will be covered by payments on the loans used to purchase such certificates.

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

Matched Funding Policy
The Company measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At February 28, 2006, the Company had $14,341 million of fixed rate assets amortizing or repricing, funded by $11,967 million of fixed rate liabilities maturing during the next 30 years and $1,849 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference, $525 million or 2.74% of total assets and 2.81% of total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity, which are funded with variable rate debt. Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates and members' equity. The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans. With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans. Variable rate assets which reprice monthly are funded with short-term liabilities, primarily commercial paper, long-term debt issued with or swapped to a variable rate, subordinated certificates, members' equity and bank bid notes.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at February 28, 2006.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of February 28, 2006

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$182	$3,465	$2,717	$4,186	$2,749	$1,042	$14,341
Total assets	$182	$3,465	$2,717	$4,186	$2,749	$1,042	$14,341

Liabilities and members' equity:
Long-term debt	$120	$2,842	$2,771	$3,814	$1,718	$702	$11,967
Subordinated certificates	19	78	68	99	689	340	1,293
Members' equity (1)	-	26	26	91	413	-	556
Total liabilities and members' equity	$139	$2,946	$2,865	$4,004	$2,820	$1,042	$13,816

Gap (2)	$43	$519	$(148)	$182	$(71)	$-	$525
Cumulative gap	$43	$562	$414	$596	$525	$525
Cumulative gap as a % of total assets	0.22%	2.93%	2.16%	3.11%	2.74%	2.74%
Cumulative gap as a % of adjusted total assets (3)	0.23%	3.01%	2.21%	3.19%	2.81%	2.81%

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

Derivative and Financial Instruments
At February 28, 2006 and May 31, 2005, the Company was a party to interest rate exchange agreements with a total notional amount of $14,100 million and $13,693 million, respectively. The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk. The Company will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically change the interest rate from a variable rate to a fixed rate on $7,300 million as of February 28, 2006 and $6,643 million as of May 31, 2005 of debt used to fund long-term fixed rate loans. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $6,800 million and $7,050 million of collateral trust bonds and medium-term notes as of February 28, 2006 and May 31, 2005, respectively. The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of February 28, 2006 and May 31, 2005, the Company was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $716 million and $1,106 million, respectively, related to medium-term notes denominated in foreign currencies. Cross currency and cross currency interest rate exchange agreements with a total notional amount of $434 million and $824 million, respectively, at February 28, 2006 and May 31, 2005 in which the Company receives Euros and pays U.S. dollars, and $282 million at February 28, 2006 and May 31, 2005 in which the Company receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, $716 million of the cross currency interest rate exchange agreements at February 28, 2006 and May 31, 2005 synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and commercial paper supported by interest rate exchange agreements to fund fixed rate loans. The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have a 15 to 35 year maturity. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 54). The analysis indicates the total amount of fixed rate loans maturing or repricing by year and in aggregate that are assumed to be funded by variable rate debt. The Company's funding objective is to limit the total amount of fixed rate loans that are funded by variable rate debt to 3% or less of total assets, excluding derivative assets. At February 28, 2006 and May 31, 2005, fixed rate loans funded by variable rate debt represented 2.74% and 2.84% of total assets, respectively, and 2.81% and 2.92% of total assets excluding derivative assets, respectively. At February 28, 2006 and May 31, 2005, the Company had $525 million and $569 million, respectively, of excess fixed rate assets compared to fixed rate liabilities and members' equity. The interest rate risk is deemed minimal on variable rate loans since the loans may be priced semi-monthly based on the cost of the debt used to fund the loans. The Company uses short-term liabilities, primarily commercial paper, long-term debt issued with or swapped to a variable rate, subordinated certificates, members' equity and bank bid notes to fund variable rate loans. At February 28, 2006 and May 31, 2005, 21% and 32%, respectively, of loans carried variable interest rates.

The Company faces liquidity risk in the funding of its loan portfolio. The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are required to be paid down annually. On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity. At February 28, 2006, the Company had a total of $2,468 million of long-term debt maturing during the next twelve months. The Company funds the loan portfolio with a variety of debt instruments and its members' equity. The Company typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that range from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At February 28, 2006 and May 31, 2005, the Company had a total of $3,760 million and $5,000 million, respectively in revolving credit agreements. Subsequent to the end of the quarter, on March 22, 2006, the Company increased the total of its revolving credit agreements to $3,975 million. In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At February 28, 2006 and May 31, 2005, there was a total of $2,094 million and $2,973 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 12% and 16%, respectively, of the Company's total debt outstanding.

The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings. At February 28, 2006 and May 31, 2005, the Company was a party to interest rate exchange agreements with notional amounts totaling $14,100 million and $13,693 million, respectively, and cross currency and cross currency interest rate exchange agreements with notional amounts totaling $716 million and $1,106 million, respectively. To date, the Company has not experienced a failure of a counterparty to perform as required under any of these agreements. At February 28, 2006, the Company's interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor's Corporation.

Rating Triggers
The Company has interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart below). At February 28, 2006, there are rating triggers associated with $10,969 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,345 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $9,624 million.

At February 28, 2006, the Company's exchange agreements had a derivative fair value of $38 million, comprised of $40 million that would be due to the Company and $2 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $246 million, comprised of $301 million that would be due to the Company and $55 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.

Included in secured long-term notes payable at February 28, 2006 are $1 billion of bonds outstanding under the REDLG program that include a rating trigger event. At the occurrence of a rating trigger event, the Company is required to pledge collateral comprised of electric or telephone mortgage notes at least equal to the principal amount of REDLG bonds outstanding. The Company's rating triggers are based on its senior secured credit rating from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings (see chart below). A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.

Credit Ratings
The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies: Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings. The following table presents the Company's credit ratings at February 28, 2006 and May 31, 2005.

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

Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings have the Company's ratings on stable outlook.

Risk Factors

The Company's financial condition and results of operations are subject to various risks inherent in its business. The material risks and uncertainties that management believes affect CFC are described below. The risks and uncertainties described below are not the only ones facing CFC. Additional risks and uncertainties that management is not aware of, or that it currently deems immaterial, may also impair business operations.

* Liquidity - The Company depends on access to the capital markets to refinance its long and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantee and repurchase agreements. At February 28, 2006, the Company had $3,537 million of commercial paper, daily liquidity fund and bank bid notes and $2,468 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. There can be no assurance that the Company will be able to access the markets in the future. Downgrades to the Company's long-term debt ratings or other events that may deny or limit the Company's access to the capital markets could negatively impact its operations. The Company has no control over certain items that are considered by the credit rating agencies as part of their analysis for the Company, such as the overall outlook for the electric and telecommunications industries.

* Loan loss allowance - CFC's allowance for loan losses is established through a provision charged to expense that represents management's best estimate of probable losses that could be incurred within the existing portfolio for loans. The level of the allowance reflects management's continuing evaluation of: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses and risks inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires CFC to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of CFC's control, may require an increase in the allowance for loan losses. In addition, if charge-offs in future periods exceed the allowance for loan losses, CFC will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net margin, and may have a material adverse effect on CFC's financial condition and results of operations.

* Covenant compliance - The Company must maintain compliance with all covenants related to its revolving credit agreements, including the adjusted TIER, adjusted leverage and amount of loans pledged in order to have access to the funds available under the revolving lines of credit. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios. A restriction on access to the revolving lines of credit would impair the Company's ability to issue short-term debt, as it is required to maintain backup-liquidity to maintain preferred rating levels on its short-term debt.

* Credit concentration - Substantially all of the Company's credit exposure is to the rural electric and telephone industries and is subject to risks associated with those industries. Credit concentration is one of the risk factors considered by the rating agencies in the evaluation of the Company's credit rating. The Company's credit concentration to its ten largest borrowers could increase from the current 17% of total loans and guarantees outstanding, if:
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

* Rating triggers - If the Company's credit rating falls to the level specified in its derivative agreements, the other counterparty may, but is not obligated to, terminate the agreement. If the counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Based on the fair market value of its interest rate, cross currency and cross currency interest rate exchange agreements at February 28, 2006, the Company may be required to make a payment of up to $2 million if its senior unsecured ratings declined to Baa1 or BBB+, and up to $55 million if its senior unsecured ratings declined below Baa1 or BBB+. In calculating the required payments, the Company only considered agreements in which it would have been required to make a payment upon termination.

* Calculated impairment - The Company's calculated impairment on non-performing and restructured loans will increase as the Company's long-term variable and line of credit interest rates increase. Currently, an increase of 25 basis points to the Company's variable interest rates would result in an increase of $8 million to the calculated impairment.

* Deficiency of fixed charges - For the three months ended February 28, 2006, CFC's net loss reported on the consolidated statement of operations as required under GAAP totaled $22 million and was not sufficient to cover fixed charges.

Financial and Industry Outlook

Loan Growth
The Company expects that the balance of the loan portfolio will remain relatively stable for the remainder of fiscal year 2006. For its fiscal year ending September 30, 2006, the amount of funding proposed by the House of Representatives for RUS direct lending and loan guarantees is $1.2 billion and $2.1 billion, respectively. The Senate Appropriations Committee approved the same amounts proposed by the House of Representatives except for an additional $700 million for loan guarantees. Loans from the FFB, a division of the U.S. Treasury Department, with an RUS guarantee represent a lower cost option for rural electric utilities compared to the Company. The Company anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems. The Company anticipates that the RTFC loan balance will continue to decline due to long-term loan amortization, and lower levels of capital expenditure requirements and asset acquisitions in the rural telecommunications marketplace.

Liquidity
At February 28, 2006, the Company had $3,537 million of commercial paper, daily liquidity fund and bank bid notes and $2,468 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. Members held commercial paper (including the daily liquidity fund) totaling $1,311 million or approximately 39% of the total commercial paper outstanding at February 28, 2006. Commercial paper issued through dealers and bank bid notes represented 12% of total debt outstanding at February 28, 2006. The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during fiscal year 2006. During the next twelve months, the Company plans to refinance the $2,468 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt. CFC has fully advanced its $1 billion loan facility with the FFB and its bond guarantee agreement with RUS under the REDLG program. In July 2005, CFC submitted a second application for an additional $1.5 billion facility which is expected to close during the fourth quarter of fiscal year 2006.

At February 28, 2006, the Company had effective registration statements covering $2,075 million of collateral trust bonds, $4,027 million of medium-term notes and $165 million of subordinated deferrable debt. In addition, the Company limits the amount of commercial paper issued to the amount of back-up liquidity provided by its revolving credit agreements so that there is 100% coverage of outstanding commercial paper. The Company has Board authorization to issue up to $1,000 million of commercial paper and $4,000 million of medium-term notes in the European market and $2,000 million of medium-term notes in the Australian market.

Equity Retention
At February 28, 2006, the Company reported total equity of $729 million, a decrease of $40 million from $769 million reported at May 31, 2005. Under GAAP, the Company's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements and the impact of future expected currency exchange rates on its currency exchange agreements. It is difficult to predict the future changes in the Company's reported GAAP equity, due to the uncertainty of the movement in future interest and currency exchange rates. In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of SFAS 133 and 52.

The Company believes the adjusted equity balance as reported in the "Non-GAAP Financial Measures" section of this report will continue to increase. The balance of members' equity was $529 million at February 28, 2006. The members' equity total typically declines slightly in the first quarter each year due to the retirement of patronage capital to its members. Then over the remaining three quarters of the year the accumulated adjusted net margin for the period is typically sufficient to increase members' equity to an amount greater than the prior year end. The same condition may or may not be true for the GAAP reported equity, which will depend on the impact of future expected changes to interest and currency exchange rates on the fair value of interest rate and currency exchange agreements. See "Non-GAAP Financial Measures" for further explanation of the adjustments made to exclude the non-cash impacts of SFAS 133 and 52 and for a reconciliation of the non-GAAP measures to the applicable GAAP measures.

Adjusted Gross Margin
It is anticipated that the adjusted gross margin spread for fiscal year 2006 will be approximately the same as the 63 basis points for the nine months ended February 28, 2006. The Company's goal as a not-for-profit, member-owned financial cooperative is to provide financial products and services to its members at the lowest rates possible after covering all expenses and maintaining a reasonable net margin. Thus, the Company does not try to maximize the adjusted gross margin it earns on its loans to members. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to gross margin and TIER.

Adjusted Leverage and Adjusted Debt to Equity Ratios
The Company expects the ratios at May 31, 2006 to be slightly lower than at February 28, 2006 due to an expected increase in members' equity. The Company expects that adjusted net margins earned during fiscal year 2006 will offset the reduction to members' equity in the first quarter due to the retirement of previously allocated net margins. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to net margins.

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

Credit Concentration
CFC plans to regularly monitor the amount of loans extended to its largest borrowers to manage its credit concentration.

Loan Loss Allowance
At this time it is difficult to estimate the total amount of loans that will be written off during fiscal year 2006. Due to the consolidation with NCSC, there are write-offs and recoveries taken by NCSC each quarter in the consumer loan program. These amounts are relatively insignificant and have historically been less than $1 million per quarter. The Company believes that the current loan loss allowance of $613 million, which includes specific reserves of $450 million for impaired borrowers, and the loan loss provision, if any, during the remainder of fiscal year 2006, will be sufficient to allow the loan loss allowance to be adequate at May 31, 2006.

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

Non-GAAP Financial Measures

The Company makes certain adjustments to financial measures in assessing its financial performance that are not in accordance with GAAP. These non-GAAP adjustments fall primarily into two categories: (1) adjustments related to the calculation of the TIER ratio, and (2) adjustments related to the calculation of leverage and debt to equity ratios. These adjustments reflect management's perspective on the Company's operations, and in several cases adjustments used to measure covenant compliance under its revolving credit agreements, and thus the Company believes these are useful financial measures for investors. For a more complete explanation of these adjustments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in the Company's Annual Report on Form 10-K/A for the year ended May 31, 2005. Non-GAAP financial measures are referred to as "adjusted" throughout this document. Reconciliations of these adjusted measures to GAAP financial measures follow.

Adjustments to the Calculation of the TIER Ratio

The following chart provides a reconciliation between cost of funds, gross margin, operating margin, and net margin and these financial measures adjusted to exclude the impact of derivatives and foreign currency adjustments and to include minority interest in net margin.

	Three months ended		Nine months ended
	February 28,		February 28,
(in thousands)	2006	2005	2006	2005

Cost of funds	$(236,762)	$(228,140)	$(703,091)	$(683,321)
Adjusted to include: Derivative cash settlements	14,906	26,828	51,922	40,712
Adjusted cost of funds	$(221,856)	$(201,312)	$(651,169)	$(642,609)

Gross margin	$13,461	$23,185	$35,294	$96,433
Adjusted to include: Derivative cash settlements	14,906	26,828	51,922	40,712
Adjusted gross margin	$28,367	$50,013	$87,216	$137,145

Operating (loss) margin	$(26,682)	$9,880	$(68)	$141,492
Adjusted to exclude: Derivative forward value	14,344	25,985	64,949	(112,663)
Foreign currency adjustments	8,122	6,488	(26,357)	85,560
Adjusted operating (loss) margin	$(4,216)	$42,353	$38,524	$114,389

Net (loss) margin	$(21,919)	$8,521	$36,493	$137,428
Adjusted to include: Minority interest net margin	864	768	5,077	2,630
Adjusted to exclude: Derivative forward value	14,344	25,985	64,949	(112,663)
Foreign currency adjustments	8,122	6,488	(26,357)	85,560
Adjusted net margin	$1,411	$41,762	$80,162	$112,955

TIER using GAAP financial measures is calculated as follows:

Cost of funds + net margin prior to cumulative
TIER =	effect of change in accounting principle
Cost of funds

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted cost of funds + adjusted net margin
Adjusted cost of funds

The following chart provides the calculations for TIER and adjusted TIER.

	Three months ended		Nine months ended
	February 28,		February 28,
	2006	2005	2006	2005
TIER (1)	-	1.04	1.05	1.20
Adjusted TIER	1.01	1.21	1.12	1.18

(1) For the three months ended February 28, 2006, earnings were insufficient to cover fixed charges by $22 million.

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

(in thousands)	February 28, 2006	May 31, 2005
Liabilities	$18,430,431	$19,258,675
Less:
Derivative liabilities	(79,412)	(78,471)
Foreign currency valuation account	(196,005)	(260,978)
Debt used to fund loans guaranteed by RUS	(262,230)	(258,493)
Subordinated deferrable debt	(636,440)	(685,000)
Subordinated certificates	(1,446,742)	(1,490,750)
Adjusted liabilities	$15,809,602	$16,484,983

Total equity	$728,984	$768,761
Less:
Prior years cumulative derivative forward value and
foreign currency adjustments	(229,049)	(224,716)
Current period derivative forward value (1)	68,541	(27,226)
Current period foreign currency adjustments	(26,357)	22,893
Accumulated other comprehensive income	(13,280)	(16,129)
Subtotal members' equity	528,839	523,583
Plus:
Subordinated certificates	1,446,742	1,490,750
Subordinated deferrable debt	636,440	685,000
Minority interest	19,982	18,652
Adjusted equity	$2,632,003	$2,717,985

Guarantees	$1,084,497	$1,157,752

(1) Represents the derivative forward value gain (loss) recorded by CFC for the period.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following chart provides the calculated ratios for leverage and debt to equity, as well as the adjusted ratio calculations. The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

February 28, 2006	May 31, 2005

Leverage ratio	26.77	26.56
Adjusted leverage ratio	6.42	6.49

Debt to equity ratio	25.28	25.05
Adjusted debt to equity ratio	6.01	6.07

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 55.

Item 4.	Controls and Procedures

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

PART II.	OTHER INFORMATION

Item 6.	Exhibits

	4.3	Revolving Credit Agreement dated as of March 22, 2006 for $1,000 million maturing on March 22, 2011.

	4.5	Revolving Credit Agreement dated as of March 22, 2006 for $1,000 million maturing on March 21, 2007.

	31.1 -	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2 -	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1 -	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2 -	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

April 14, 2006

