Form 10-K
period 2006-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2006-08-25
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2006

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-7102

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DISTRICT OF COLUMBIA
(State or other jurisdiction of incorporation or organization)

52-0891669
(I.R.S. Employer Identification Number)

2201 COOPERATIVE WAY, HERNDON, VA 20171
(Address of principal executive offices)
(Registrant's telecommunications number, including area code, is 703-709-6700)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on		exchange on
Title of each class	which listed	Title of each class	which listed
7.30% Collateral Trust Bonds, due 2006	NYSE	7.35% Collateral Trust Bonds, due 2026	NYSE
6.20% Collateral Trust Bonds, due 2008	NYSE	6.75% Subordinated Notes, due 2043	NYSE
5.75% Collateral Trust Bonds, due 2008	NYSE	6.10% Subordinated Notes, due 2044	NYSE
5.70% Collateral Trust Bonds, due 2010	NYSE	5.95% Subordinated Notes, due 2045	NYSE
7.20% Collateral Trust Bonds, due 2015	NYSE	7.40% Quarterly Income Capital Securities, due 2050	NYSE
6.55% Collateral Trust Bonds, due 2018	NYSE

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __ Accelerated filer __ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X .

The Registrant has no stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions, whether in the negative or affirmative. Our ability to predict results is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss allowance, net margin growth, leverage and debt to equity ratios, and borrower financial performance are forward-looking statements. All forward-looking statements speak only to events as of the date on which the statements are made. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K, including that set forth under Item 1A, Risk Factors.

PART I

Item 1.	Business.

General
National Rural Utilities Cooperative Finance Corporation ("CFC" or "the Company") is a private, not-for-profit cooperative association incorporated under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC makes loans to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. CFC is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code. CFC is a not-for-profit member-owned finance cooperative, thus its objective is not to maximize its net margins, but to offer its members the lowest cost financial products and services consistent with sound financial management. CFC's internet address is www.nrucfc.coop, where under "Investors," copies can be found of this annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, all of which CFC makes available as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. Information posted on CFC's website is not incorporated by reference into this Form 10-K.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987. In February 2005, RTFC reincorporated as a not-for-profit cooperative association in the District of Columbia. The principal purpose of RTFC is to provide and arrange financing for its rural telecommunications members and their affiliates. RTFC's results of operations and financial condition are consolidated with those of CFC in the accompanying financial statements. CFC is the sole lender to and manages the lending and financial affairs of RTFC through a long-term management agreement. Under a guarantee agreement, RTFC pays CFC a fee in exchange for which CFC reimburses RTFC for loan losses. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable cooperative that pays income tax based on its net margins, excluding net margins allocated to its members, as allowed by law under Subchapter T of the Internal Revenue Code.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private cooperative association. The principal purpose of NCSC is to provide financing to the for-profit and non-profit entities that are owned, operated or controlled by, or provide substantial benefit to, members of CFC. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program. NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. NCSC's results of operations and financial condition are consolidated with those of CFC in the accompanying financial statements. CFC is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party. Under a guarantee agreement, NCSC pays CFC a fee in exchange for which CFC reimburses NCSC for loan losses, excluding losses in the consumer loan program. NCSC is headquartered with CFC in Herndon, Virginia. NCSC is a taxable corporation that pays income tax annually based on its net margins for the period.

Unless stated otherwise, references to the Company relate to the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC and created to hold foreclosed assets.

Members
The Company's consolidated membership was 1,547 as of May 31, 2006 including 898 utility members, the majority of which are consumer-owned electric cooperatives, 514 telecommunications members, 67 service members and 68 associates in 49 states, the District of Columbia and two U.S. territories. The utility members included 829 distribution systems and 69 generation and transmission ("power supply") systems. Memberships between CFC, RTFC and NCSC have been eliminated in consolidation.

CFC currently has four classes of electric members:
*	Class A - cooperative or not-for-profit distribution systems;
*	Class B - cooperative or not-for-profit power supply systems;
*	Class C - statewide and regional associations which are wholly-owned or controlled by Class A or Class B members; and
*	Class D - national associations of cooperatives.

In addition to its members, CFC has 68 associates that are not-for-profit groups or entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide non-electric services primarily for the benefit of ultimate consumers. Associates are not entitled to vote at any meeting of the members and are not eligible to be represented on CFC's board of directors. All references to members within this document include members and associates.

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

Set forth below is a table showing by state or U.S. territory the total number of CFC, RTFC and NCSC members, the percentage of total loans and the percentage of total loans and guarantees outstanding at May 31, 2006.

	Number		Loan and		Number		Loan and
	of	Loan	Guarantee		of	Loan	Guarantee
State/Territory	Members	%	%	State/Territory	Members	%	%
Alabama	30	1.94%	1.94%	Missouri	65	3.65%	3.93%
Alaska	30	1.82%	1.73%	Montana	40	0.81%	0.76%
American Samoa	1	0.01%	0.01%	Nebraska	40	0.08%	0.07%
Arizona	26	0.93%	1.10%	Nevada	7	0.75%	0.71%
Arkansas	30	2.99%	2.91%	New Hampshire	4	0.90%	0.90%
California	11	0.13%	0.13%	New Jersey	1	0.10%	0.09%
Colorado	40	4.77%	4.79%	New Mexico	25	0.20%	0.19%
Connecticut	1	1.09%	1.03%	New York	21	0.12%	0.11%
Delaware	1	0.13%	0.12%	North Carolina	44	2.84%	3.24%
District of Columbia	4	0.05%	0.16%	North Dakota	35	0.42%	0.40%
Florida	19	3.59%	3.91%	Ohio	42	2.24%	2.12%
Georgia	67	8.48%	8.20%	Oklahoma	49	2.67%	2.54%
Guam	1	-	-	Oregon	40	1.67%	1.70%
Hawaii	1	0.04%	0.04%	Pennsylvania	26	2.39%	2.35%
Idaho	17	0.90%	0.85%	South Carolina	38	2.73%	2.58%
Illinois	52	2.77%	2.62%	South Dakota	46	0.92%	0.87%
Indiana	53	2.36%	2.23%	Tennessee	30	0.61%	0.57%
Iowa	118	2.55%	2.45%	Texas	111	15.67%	15.67%
Kansas	49	3.23%	3.27%	Utah	11	3.16%	3.09%
Kentucky	33	1.83%	2.35%	Vermont	7	0.45%	0.43%
Louisiana	17	2.08%	1.99%	Virgin Islands	-	2.66%	2.51%
Maine	6	0.06%	0.06%	Virginia	27	1.14%	1.10%
Maryland	2	0.96%	1.04%	Washington	18	0.56%	0.53%
Massachusetts	1	-	-	West Virginia	4	0.04%	0.04%
Michigan	28	1.60%	1.52%	Wisconsin	62	1.90%	1.79%
Minnesota	75	4.06%	4.22%	Wyoming	15	0.63%	0.65%
Mississippi	26	2.32%	2.39%	Total	1,547	100.00%	100.00%

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

Power Supply Systems
Power supply systems are utilities that purchase or generate electric power and provide it on a wholesale basis to distribution systems for delivery to the ultimate retail consumer. Of the 60 operating power supply systems financed in whole or in part by RUS or CFC at December 31, 2004 (the latest information available), 59 were cooperatives owned directly or indirectly by groups of distribution systems and one was government owned. Of this number, 34 had generating capacity of at least 100 megawatts, 7 had less than 100 megawatts of generating capacity and 18 had no generating capacity. The systems with no generating capacity generally operated transmission lines to supply certain distribution systems. Certain other power supply systems have been formed but do not yet own generating or transmission facilities.

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

Independent rural telecommunications companies provide service throughout many of the rural areas of the United States. These companies, which number approximately 1,300, are called independent because they are not affiliated with Verizon, AT&T or Qwest. Included in the 1,300 total are approximately 250 not-for-profit cooperative telecommunications companies. The majority of these independent rural telecommunications companies are family-owned or privately-held commercial companies. Approximately 20 of these commercial companies are publicly traded or issue bonds publicly.

Rural telecommunications companies (including all local exchange carriers ("LECs") other than Verizon, AT&T, Qwest, Cincinnati Bell and Embarq (formerly Sprint's local exchange properties)) comprise a relatively small sector (less than 15%) of a local exchange telecommunications industry that provides service to over 178 million access lines. These rural companies range in size from fewer than 100 customers to more than one million. Rural telecommunications companies' annual operating revenues range from less than $100,000 to well over $2 billion. In addition to basic local exchange and access telecommunications service, most independents offer other communications services including wireless telephone, cable television and internet access. Most rural telecommunications companies' networks incorporate digital switching, fiber optics, internet protocol telephony and other advanced technologies.

Loan Programs

Set forth below is a table showing loans outstanding to borrowers and the weighted average interest rates thereon and loans committed but unadvanced to borrowers by loan program and by segment at May 31:

	2006			2005
	Loans outstanding and			Loans outstanding and
	weighted average interest		Unadvanced	weighted average interest		Unadvanced
(Dollar amounts in thousands)	rates thereon		commitments(1)	rates thereon		commitments(1)
Total by loan type:
Long-term fixed rate loans	$14,546,850	5.76%	$-	$12,724,758	5.52%	$-
Long-term variable rate loans	2,524,722	4.78%	6,146,618	4,961,397	4.47%	5,537,121
Loans guaranteed by RUS	261,330	5.50%	591	258,493	5.16%	8,491
Intermediate-term loans	5,605	7.43%	21,741	10,328	5.91%	25,714
Line of credit loans	1,022,398	6.38%	6,610,963	1,017,092	4.75%	6,122,693
Total loans	18,360,905	5.66%	12,779,913	18,972,068	5.19%	11,694,019
Less: Allowance for loan losses	(611,443)		-	(589,749)		-
Net loans	$17,749,462		$12,779,913	$18,382,319		$11,694,019

Total by segment:
CFC:
Distribution	$12,859,076	5.61%	$8,905,434	$12,728,866	5.05%	$8,821,217
Power supply	2,810,663	5.97%	2,635,502	2,640,787	5.72%	2,059,350
Statewide and associate	124,633	6.72%	110,839	135,513	5.58%	124,539
CFC total	15,794,372	5.68%	11,651,775	15,505,166	5.17%	11,005,106
RTFC	2,162,464	5.26%	550,990	2,992,192	5.21%	518,514
NCSC	404,069	6.84%	577,148	474,710	5.96%	170,399
Total	$18,360,905	5.66%	$12,779,913	$18,972,068	5.19%	$11,694,019

The following table summarizes non-performing and restructured loans outstanding and loans committed but unadvanced to those borrowers by loan program and by segment at May 31:

	2006			2005
	Loans outstanding and			Loans outstanding and
(Dollar amounts in thousands)	weighted average interest		Unadvanced	weighted average interest		Unadvanced
Non-performing loans:	rates thereon		commitments(1)	rates thereon		commitments(1)
RTFC:
Long-term fixed rate loans	$212,984	-	$-	$213,092	-	$-
Long-term variable rate loans	314,987	-	-	353,480	-	-
Line of credit loans	49,817	-	296	49,777	-	34,188
Total RTFC loans	577,788	-	296	616,349	-	34,188
NCSC:
Long-term fixed rate loans	81	-	-	277	-	-
Total non-performing loans	$577,869	-	$296	$616,626	-	$34,188

Restructured loans:
CFC:
Long-term fixed rate loans	$51,670	6.38%	$15,242	$-	-	$-
Long-term variable rate loans	571,640	0.03%	200,000	593,584	-	200,000
Line of credit loans	258	6.75%	-	-	-	-
Total CFC loans	623,568	0.56%	215,242	593,584	-	200,000
RTFC:
Long-term fixed rate loans	6,786	6.65%	-	7,342	6.65%	-
Total restructured loans	$630,354	0.62%	$215,242	$600,926	0.08%	$200,000

(1) Unadvanced loan commitments are loans for which loan contracts have been approved and executed, but funds have not been advanced. Additional information may be required to assure that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the supporting documents. Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. As the interest rate on unadvanced commitments is not set, long-term unadvanced commitments have been classified in this chart as variable rate unadvanced commitments. However, once the loan contracts are executed and funds are advanced, the commitments could be at either a fixed or a variable rate.

Total loans outstanding by state or U.S. territory based on the location of the system's headquarters are summarized below at May 31:

(in thousands)
State/Territory	2006	2005	2004	State/Territory	2006	2005	2004
Alabama	$355,420	$362,305	$373,978	Montana	$147,731	$164,715	$179,570
Alaska	333,716	330,827	370,528	Nebraska	14,149	15,635	14,975
American Samoa	1,604	2,765	1,859	Nevada	137,701	141,571	147,868
Arizona	169,754	165,664	201,548	New Hampshire	164,651	178,740	188,960
Arkansas	549,552	555,055	552,971	New Jersey	18,211	19,438	19,576
California	24,362	20,894	28,270	New Mexico	36,528	34,223	37,476
Colorado	876,100	873,413	929,822	New York	21,782	19,621	20,270
Connecticut	200,000	200,000	200,100	North Carolina	522,194	1,024,134	988,101
Delaware	23,842	19,809	21,093	North Dakota	77,002	81,977	85,749
District of Columbia	9,908	25,526	22,522	Ohio	410,346	415,227	407,850
Florida	659,416	636,792	612,222	Oklahoma	490,351	492,462	482,824
Georgia	1,557,675	1,573,770	1,555,763	Oregon	305,961	314,137	310,736
Hawaii	7,500	7,834	41,120	Pennsylvania	438,914	265,930	284,644
Idaho	165,035	170,820	175,827	South Carolina	501,990	525,285	576,822
Illinois	509,391	543,196	589,870	South Dakota	169,335	173,074	180,518
Indiana	432,953	373,185	354,512	Tennessee	111,043	125,688	117,857
Iowa	468,236	492,095	1,090,224	Texas	2,877,586	2,904,185	3,545,604
Kansas	593,670	539,392	542,033	Utah	580,472	547,288	558,692
Kentucky	335,551	454,976	445,341	Vermont	81,761	87,595	84,510
Louisiana	382,505	337,741	323,035	Virgin Islands	488,392	479,196	552,674
Maine	11,737	12,954	39,159	Virginia	209,153	218,801	311,534
Maryland	176,797	169,581	152,872	Washington	102,128	99,562	93,258
Massachussetts	-	-	100	West Virginia	7,700	8,171	5,797
Michigan	294,162	301,822	286,345	Wisconsin	348,351	339,207	334,039
Minnesota	744,941	895,976	952,984	Wyoming	117,098	139,618	148,814
Mississippi	426,634	426,895	313,904	Total	$18,360,905	$18,972,068	$20,488,523
Missouri	669,914	663,301	631,803

The Company's loan portfolio is widely dispersed throughout the United States and its territories, including 48 states, the District of Columbia, American Samoa and the U.S. Virgin Islands. At May 31, 2006, 2005 and 2004, loans outstanding to borrowers located in any one state or territory did not exceed 16%, 16% and 18%, respectively, of total loans outstanding.

Interest Rates on Loans
CFC's goal as a not-for-profit cooperatively-owned finance company is to set rates at levels that will provide its members with the lowest cost financing while maintaining sound financial results as required to obtain high credit ratings on its debt instruments. CFC sets its interest rates primarily based on its cost of funding, as well as general and administrative expenses, the loan loss provision and a reasonable net margin. Various discounts, which reduce the stated interest rates, are available to borrowers meeting certain criteria related to business type, performance, volume and whether they borrow exclusively from CFC. See Note 2 to the consolidated financial statements for the weighted average interest rates earned on all loans outstanding during the fiscal years ended May 31, 2006, 2005 and 2004.

CFC Loan Programs
Long-Term Loans
Long-term loans are generally for terms of up to 35 years and can be either amortizing or bullet loans with serial payment structures. These loans finance electric plant and equipment which typically have a useful life equal to or in excess of the loan maturity. A borrower can select a fixed interest rate for periods of one to 35 years or a variable rate. Upon the expiration of the selected fixed interest rate term, the borrower must select the variable rate or select another fixed rate term for a period that does not exceed the remaining loan maturity. CFC sets long-term fixed rates daily and the long-term variable rate is set on the first business day of each month. The fixed rate on a loan is determined on the day the loan is advanced or repriced based on the rate term selected. A borrower may divide its loan into various tranches. The borrower then has the option of selecting a fixed or variable interest rate for each tranche.

To be eligible for long-term loan advances, distribution systems generally must maintain an average modified debt service coverage ratio ("MDSC"), as defined in the loan agreement, of 1.35 or greater. The distribution systems must also be in good standing with CFC and their states of incorporation, supply evidence of proper corporate authority, deliver to CFC annual audited financial statements and an annual compliance certificate and be in compliance with all other terms of the loan agreement. Generally, the minimum eligibility requirements for power supply systems are an average times interest earned ratio ("TIER") and MDSC, as described in the loan agreement, of 1.0 or greater. CFC has in the past and may in the future make long-term loans to distribution and power supply systems that do not meet the minimum lending criteria. During the five years ended May 31, 2006, 4% of the dollar amount of long-term loans approved was to borrowers that did not meet the minimum lending criteria.

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

Interim financing line of credit loans are also made available to CFC members that have a loan application pending with RUS and have received approval from RUS to obtain interim financing. CFC anticipates that advances under these interim facilities will be repaid with advances from RUS long-term loans.

RTFC Loan Programs
The RTFC loan portfolio is concentrated in the core rural local exchange carrier ("RLEC") segment of the telecommunications market. RLECs are characterized by the low population density of their service territories. Services are generally delivered over networks that include fiber optic cable and digital switching. There is generally a significant barrier to competitive entry.

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

Interim financing line of credit loans are also made available to RTFC members that have a loan application pending with RUS and have received approval from RUS to obtain interim financing. These loans are for terms up to 24 months and the borrower must repay the RTFC loan with advances from the RUS long-term loans.

NCSC Loan Programs
NCSC makes long-term and short-term loans to organizations affiliated with its members. Loans may be secured or unsecured. The loans to the affiliated organizations may have a guarantee of repayment to NCSC from the CFC member cooperative with which it is affiliated.

Lease and General Loan Program
NCSC provided financing for the purchase of utility plant and/or related equipment, in some cases by a third party in a sale/leaseback transaction. Collateral for these loans consists of a mortgage on the leased asset, utility plant and/or related equipment. NCSC no longer provides this type of financing.

Associate Member Loan Program
NCSC provides financing to for-profit or not-for-profit affiliated entities of member cooperatives for economic and community development purposes. Collateral for these loans consists of a first mortgage lien on the assets of the associate member and/or project. These loans are also generally guaranteed by the sponsoring cooperative.

RUS Guaranteed Loans for Rural Electric Systems
CFC may participate as an eligible lender in the RUS loan guarantee program under the terms and conditions of a master loan guarantee and servicing agreement between RUS and CFC. Under this agreement, CFC may make long-term secured loans to eligible members for periods of up to 35 years, at fixed or variable rates established by CFC. RUS guarantees the principal and interest payments on the notes evidencing such loans. At May 31, 2006, CFC had $223 million of loans outstanding under this program. In addition, at May 31, 2006, CFC was holding certificates totaling $38 million representing interests in trusts holding RUS guaranteed loans.

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

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment at May 31:

(Dollar amounts in thousands)	2006				2005
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$13,984,404	96%	$562,446	4%	$12,293,054	97%	$431,704	3%
Long-term variable rate loans	2,414,737	96%	109,985	4%	4,701,660	95%	259,737	5%
Loans guaranteed by RUS	261,330	100%	-	-	258,493	100%	-	-
lntermediate-term loans	897	16%	4,708	84%	1,235	12%	9,093	88%
Line of credit loans	145,938	14%	876,460	86%	201,466	20%	815,626	80%
Total loans	$16,807,306	92%	$1,553,599	8%	$17,455,908	92%	$1,516,160	8%

(Dollar amounts in thousands)	2006				2005
Total by segment:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
CFC	$14,575,691	92%	$1,218,681	8%	$14,316,925	92%	$1,188,241	8%
RTFC	1,921,635	89%	240,829	11%	2,747,845	92%	244,347	8%
NCSC	309,980	77%	94,089	23%	391,138	82%	83,572	18%
Total loans	$16,807,306	92%	$1,553,599	8%	$17,455,908	92%	$1,516,160	8%

Guarantee Programs

The Company uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments. The following chart provides a breakout of guarantees outstanding by type at May 31:

(in thousands)	2006	2005	2004
Long-term tax-exempt bonds	$607,655	$738,385	$780,940
Debt portions of leveraged lease transactions	-	12,285	14,838
Indemnifications of tax benefit transfers	123,544	141,996	159,745
Letters of credit	272,450	196,597	307,518
Other guarantees	75,331	68,489	68,258
Total	$1,078,980	$1,157,752	$1,331,299

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

Guarantees of Lease Transactions
Included in the Company's guarantees of lease transactions at May 31, 2005 and 2004 were CFC's guarantees of member's rent obligations to third parties. All obligations for this type of guarantee were released during the year ended May 31, 2006.

Guarantees of Tax Benefit Transfers
The Company has also guaranteed members' obligations to indemnify against loss of tax benefits in certain tax benefit transfers that occurred in 1981 and 1982. A member's obligation to reimburse the Company for any guarantee payments would be treated as a long-term loan, secured on a pari passu basis with RUS by a first lien on substantially all the member's property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in federal tax law, no guarantees of this nature have been put in place since 1982. The maturities for this type of guarantee run through 2015.

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

Members' interest expense for the years ended May 31, 2006, 2005 and 2004 on debt obligations guaranteed by the Company was approximately $20 million, $16 million and $13 million, respectively.

The following chart summarizes total guarantees by segment at May 31:

(Dollar amounts in thousands)
CFC:	2006		2005		2004
Distribution	$70,166	7%	$41,842	4%	$60,672	5%
Power supply	921,930	85%	1,066,373	92%	1,130,379	85%
Statewide and associate	32,873	3%	41,642	3%	111,195	8%
CFC Total	1,024,969	95%	1,149,857	99%	1,302,246	98%
NCSC	54,011	5%	7,895	1%	29,053	2%
Total	$1,078,980	100%	$1,157,752	100%	$1,331,299	100%

Total guarantees outstanding, by state and territory based on the location of the system's headquarters, are summarized as follows at May 31:

(in thousands)	2006	2005	2004		2006	2005	2004
Alabama	$22,250	$22,450	$22,630	Missouri	$93,074	$104,218	$113,186
Alaska	1,800	3,320	3,320	Montana	145	-	-
Arizona	43,699	45,869	46,865	New Hampshire	9,550	10,500	17,500
Arkansas	15,921	19,776	23,537	New Mexico	1,016	1,000	1,000
Colorado	55,131	55,744	56,518	North Carolina	107,817	100,854	100,350
District of Columbia	21,428	30,248	100,000	North Dakota	-	-	20,000
Florida	100,038	108,385	116,447	Ohio	2,000	1,000	-
Georgia	35,283	-	-	Oklahoma	4,358	4,930	11,221
Idaho	-	-	850	Oregon	24,922	24,880	23,520
Illinois	225	633	6,218	Pennsylvania	18,307	21,021	21,900
Indiana	911	95,900	107,997	South Carolina	50	-	-
Iowa	8,517	5,708	4,885	Tennessee	295	295	295
Kansas	42,561	35,632	37,200	Texas	167,881	143,682	147,347
Kentucky	121,864	132,115	135,555	Utah	20,594	41,126	48,204
Louisiana	4,778	4,728	4,728	Vermont	1,250	1,250	750
Maryland	24,800	-	-	Virginia	4,133	3,603	4,065
Michigan	1,163	1,207	1,148	Washington	250	-	-
Minnesota	76,010	86,372	95,556	Wisconsin	322	274	1,403
Mississippi	37,267	41,437	47,299	Wyoming	9,370	9,595	9,805
				Total	$1,078,980	$1,157,752	$1,331,299

Disaster Recovery

CFC has had in place a disaster recovery and business continuity plan since May 2001. The plan includes a duplication of CFC's information systems at an off-site facility and a comprehensive business recovery plan. CFC's production data is replicated in real time to the recovery site. The plan also includes steps for each of CFC's operating groups to conduct business with a view to minimizing disruption for customers. Recovery exercises are conducted twice annually with different teams to expand recovery experience among the staff. CFC contracts with an external vendor for the facilities to house the CFC owned backup systems as well as office space and related office equipment.

Tax Status

In 1969, CFC obtained a ruling from the Internal Revenue Service recognizing CFC's exemption from the payment of federal income taxes under Section 501(c)(4) of the Internal Revenue Code. Such exempt status could be revoked as a result of changes in legislation or in administrative policy or as a result of changes in CFC's business. CFC believes that its operations have not changed materially from those described to the Internal Revenue Service in its exemption filing. RTFC is a taxable cooperative under Subchapter T of the Internal Revenue Code. As long as RTFC continues to qualify under Subchapter T of the Internal Revenue Code, it is allowed a deduction from taxable income for the amount of net margin allocated to its members. RTFC pays income tax based on its net margins, excluding net margins allocated to its members. NCSC is a taxable corporation. NCSC pays income tax annually based on its net margin for the period.

Investment Policy

Surplus funds are invested pursuant to policies adopted by CFC's board of directors. Under present policy, surplus funds may be invested in direct obligations of, or guaranteed by, the United States or agencies thereof or other highly liquid investment grade paper. Current investments include highly-rated securities such as commercial paper, obligations of foreign governments, Eurodollar deposits, bankers' acceptances, bank letters of credit, certificates of deposit or working capital acceptances. The policy also permits investments in certain types of repurchase agreements with highly rated financial institutions, whereby the assets consist of eligible securities of a type listed above set aside in a segregated account.

Employees

At May 31, 2006, CFC had 210 employees, including financial and legal personnel, management specialists, credit analysts, accountants and support staff. CFC believes that its relations with its employees are good.

CFC Lending Competition

CFC competes with other lenders on price, the variety of financing options offered and additional services provided to its member/owners. CFC is primarily in competition with other banks for the business of its members. The primary bank competitor is CoBank, ACB ("CoBank"), a government sponsored entity and member of the Farm Credit System whose status as such gives it the ability to offer lower interest rates in select situations. However, there are some members that are large enough to obtain a credit rating and access the capital markets for funding. In these cases, CFC is competing with the pricing and funding options the member is able to obtain in the capital markets. CFC attempts to minimize the impact of competition by offering a variety of loan options and complimentary services and by leveraging the thirty-five year working relationship that it has with the majority of the members.

RUS is generally the members' first financing option as it is able to offer members interest rates that are generally lower than the rates CFC and the other banks are able to offer. Therefore, CFC and other banks compete for bridge loans in anticipation of long-term funding from RUS, the portion of a loan that RUS is not able to provide, loans to members that can not borrow from RUS and loans to members that have elected not to borrow from RUS.

According to December 31, 2004 financial data filed with CFC, the 810 reporting electric cooperative distribution and 59 reporting power supply systems had a total of $48 billion in long-term debt outstanding at December 31, 2004. RUS is the dominant lender to the electric cooperative industry with $27 billion or 56% of the total outstanding debt for the 869 systems reporting 2004 results to CFC. At December 31, 2004, CFC had a total of $16 billion of long-term exposure to its distribution and power supply member systems, including $15 billion of long-term loans and $1 billion of guarantees. CFC's $16 billion long-term exposure represented 33% of the total long-term debt to these electric systems. The remaining $5 billion or 11% was borrowed from other sources. (December 31, 2005 financial data filed with CFC by its borrowers was not available at the time of this filing, therefore competition data is based on December 31, 2004 financial data). At December 31, 2005, CFC had a total of $16 billion of long-term exposure to its distribution and power supply member systems, including $15 billion of long-term loans and $1 billion of guarantees.

The competitive market for providing credit to the rural telecommunications industry is difficult to quantify, since many rural telecommunications companies are not RUS borrowers. At December 31, 2005, RUS had a total of approximately $3.6 billion outstanding to telecommunications borrowers. The Rural Telephone Bank ("RTB") has been liquidated. This dissolution of the RTB resulted in the federal government retiring at par value approximately $1.5 billion in RTB stock held by rural telecommunication providers and transferring the RTB loan portfolio to RUS. RTFC is not in direct competition with RUS, but rather competes with other lenders for supplemental lending and for the full lending requirement of the rural telecommunications companies that have decided not to borrow from RUS or for projects not eligible for RUS financing. RTFC's competition includes commercial banks, CoBank and insurance companies. At December 31, 2005, RTFC had a total of $2.1 billion in long-term loans outstanding to telecommunications borrowers.

Member Regulation and Competition

Electric Systems
The trend toward retail electric competition has faltered. The electric utility industry has settled into a "hybrid" model in which there are significant differences in the regulatory approaches followed in different states and regions. At May 31, 2004 (the latest comprehensive information available), 16 states were in the process of moving toward customer choice. In these states, customer choice was either available to all or some customers or would soon be available. Those states were Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas and Virginia. However, several of these states are currently reconsidering their move toward customer choice. Of the remaining states, 27 states were not actively pursuing restructuring, five states had delayed the restructuring process or the implementation of customer choice, and two states (Arizona and California) had suspended customer choice.

In the 16 states where customer choice was or would be available, the Company had a total of 222 electric members (170 distribution, 20 power supply and 32 associates) and $5,062 million of loans to electric systems at May 31, 2006. In New York, where the Company has five electric members and $13 million of loans to electric systems, cooperatives are not required to file competition plans with the state utility commission. In Michigan, where the Company has 14 electric members and $264 million in loans, the starting date for customer choice has been delayed. The Company continues to believe that the distribution systems, which comprise the majority of its membership and loan exposure, will not be materially impacted by customer choice. In general, even in those states where customers have a choice of alternative energy suppliers, very few customers have switched from the traditional supplier.

In addition, in five of the 16 states where customer choice was or would be available, co-ops may decide whether to "opt in" to competition or retain a monopoly position with respect to energy sales. Those states are Illinois, New Jersey, Ohio, Oregon and Texas. As of May 31, 2006, CFC had loans outstanding in the amount of $3,838 million in those states. Furthermore, even if customers choose to purchase energy from an alternative supplier, the distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore, the distribution systems will still be charging a fee or access tariff for the service of delivering power regardless of who supplies the power. The impact of customer choice on power supply systems cannot be determined until final rules have been approved in each state and on the federal level.

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

In addition to customer choice laws, some state agencies regulate electric cooperatives with regard to rates and borrowing. There are 16 states that regulate the rates electric systems charge; of these states, two states have partial oversight authority over the cooperatives' rates, but not the specific authority to set rates. Nine states allow cooperatives the right to opt in or out of state regulation. There are 19 states that regulate electric systems regarding the issuance of long-term debt and there are two states that regulate both the issuance of short-term and long-term debt. FERC also has jurisdiction to regulate rates, terms and conditions of service and securities by electric systems within its jurisdiction, which presently includes only a few cooperatives.

With the enactment of the Energy Policy Act of 2005 in August 2005, the definition of a public utility has been modified to exclude cooperatives currently financed by RUS and non-RUS financed cooperatives provided that the non-RUS cooperatives have total sales less than four million Mwh. The Energy Policy Act of 2005 effectively provides a statutory exemption from FERC regulation for essentially all distribution cooperatives.

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

The Telecommunications Act of 1996 (the "Telecom Act") created a framework for competition and deregulation in the local telecommunications market. The Telecom Act had four basic goals: competition, universal service, deregulation and fostering advanced telecommunications and information technologies. To achieve competition, the Act required all carriers to interconnect with all others and LECs to provide competitors with access to elements of their networks. Congress included provisions in the Telecom Act granting RLECs an exemption from the above unbundled network element requirements, absent a determination that it would be in the public interest.

Competition continues to be a significant factor in the telecommunications industry. An April 2006 FCC report on competition states that as of June 2005, competitive local exchange carriers ("CLECs") provided service to 34 million access lines - 19.1% of the nation's 178 million end-user switched access lines. Wireless carriers are providing service to 191 million mobile telephone service subscriptions - more than incumbent LEC ("ILECs") and CLECs combined. Non facilities-based CLECs took advantage of pro-competitive FCC rules that allowed CLECs to obtain all elements of the ILECs' networks necessary to conduct business at favorable rates. This is known as the unbundled network element platform ("UNE-P") and consisted of a combination of an unbundled loop, unbundled local circuit switching and shared transport.

A March 2004 court order forced the FCC to revisit its rules on UNE-P. In a decision favorable to the regional Bell companies, in December 2004 the FCC ruled that ILECs no longer had any obligation to provide CLECs with mass market local circuit switching and gave CLECs 12 months to transition existing customers off of unbundled local circuit switching. This ruling caused the UNE-P CLEC business model to collapse and created extreme hardship for many such CLECs. Over 50% of total CLEC lines as of June 2004 were provided through UNE-P. AT&T and MCI subsequently exited the residential CLEC market. Combined with the failure of the stand-alone long distance provider business model, AT&T and MCI sought merger partners. AT&T was merged into SBC and is now known as AT&T. MCI merged into Verizon.

RLECs generally were not subject to UNE-P based competition, since RLECs enjoyed an exemption contained in the Telecom Act. Rural telecommunications companies are experiencing competition, however. A survey of small rural telecommunications companies found that nearly all face at least one competitor in their markets. For the most part, local exchange competition has benefited RLECs by enabling them to enter nearby towns and cities as competitive LECs, leveraging their existing infrastructure and reputation for providing quality, modern telecommunications service.

In addition to competition, the Telecom Act also mandated a universal telecommunications service support mechanism and required that it be: (1) sufficient to ensure that rural customers receive reasonably comparable rates and services when compared to urban customers; and (2) portable, that is available to all eligible providers. Congress stated its intent that implicit subsidies presently contained in the access charges local telecommunications companies levy on long distance carriers be eliminated and be made explicit in the new universal service support mechanism. Rules adopted by the FCC in 2000 have provided adequate levels of universal service support. This has been essential for RLECs, as other FCC rulings have reduced access charges which are a key revenue source. Numerous wireless carriers have entered rural markets as competitors to the RLECs. By obtaining competitive eligible telecommunications carrier status from state regulators (as provided for in the Telecom Act), these wireless carriers are able to receive universal service funds ("USF") based on the incumbent LEC's costs. This has led to great concern for the sustainability of the fund. USF's current funding base of interstate telecommunications revenues is shrinking as long distance minutes-of-use go down due to wireless, email and voice over internet protocol substitution. Uncontrolled growth of the fund is making the rate assessed on all participants in the nationwide network unsustainably high. The second quarter 2006 assessment rate is 10.9%. All industry segments agree that changes need to be made regarding eligibility to receive and the funding mechanism for USF. However, they are not all in agreement on what those changes should be. The FCC has a proceeding open to review USF, and Congress is addressing it in several bills as part of its rewrite of the Telecom Act, which is now under way.

The FCC also has a proceeding open on intercarrier compensation - the most important components of which are access fees LECs charge to interexchange carriers that originate or terminate long distance traffic on LEC networks. While the large LECs (most of which now own long distance companies) would like to see these fees transition to zero, RLECs depend heavily on access charges and are active participants in the FCC proceeding. RLECs have come together with a unified proposal that would preserve some access fees and are promoting it with the FCC.

While uncertainty exists regarding USF and access, the Company does not anticipate that any potential revenue losses resulting from these changes will result in material losses on loans outstanding to rural telecommunications companies.

Most RLECs are expanding their service offerings to customers. Without cable as a competitor in most rural areas, RLECs are introducing digital video, high-speed data, and local and long distance voice service. Where they can leverage their infrastructure, they are competing with Verizon, Qwest, AT&T, Embarq and cable companies in neighboring towns. RLECs have generally been very successful competitors in these situations.

Deregulation has not had much effect on LECs thus far. The FCC has promulgated a series of rules to implement the Telecom Act, and eliminated very few existing regulatory requirements. States continue to regulate RLECs extensively. A revised or totally rewritten Telecom Act would start a whole new round of regulatory proceedings.

Another aspect of the Telecom Act dealt with advanced telecommunications and information technologies. In the late 1990s there was the concern that there was a growing "digital divide" between various groups and areas within the country. Legislators sought to provide broadband connectivity to all Americans through programs which provide funding to connect schools and libraries to the internet. RUS has issued rules liberalizing its lending criteria to facilitate provision of advanced telecommunications and information services in rural areas. Congress also created an RUS broadband loan program in 2002 and authorized $500 million in fiscal year 2006 lending authority. For fiscal year 2007, the Administration is proposing an additional $356 million.

Given the increased availability of government financing for rural broadband, it is unlikely that the Company or any other supplemental lender will be participating in this financing to any significant degree.

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

In 1949, the RE Act was amended to allow RUS to lend for the purpose of furnishing and improving rural telecommunications service. For fiscal year 2006, RUS has $690 million in lending authority for rural telephone systems and an additional $558 million for other telecommunications programs, including distance learning and broadband.

The RE Act provides for RUS to make insured loans and to provide other forms of financial assistance to borrowers. RUS is authorized to make direct loans, at below market rates, to systems that qualify for the hardship program (5% interest rate) or the municipal rate program (based on a municipal government obligation index). RUS is also authorized to guarantee loans that are used mainly to provide financing for construction of power supply projects. Guaranteed loans bear interest at a rate agreed upon by the borrower and the lender (which generally has been the Federal Financing Bank ("FFB")). RUS also provides financing at the Treasury rate. The RUS exercises financial and technical supervision over borrowers' operations. Its loans and guarantees are generally secured by a mortgage on substantially all of the system's property and revenues.

For the fiscal year ending September 30, 2007, the House of Representatives has approved a total of $4.2 billion of RUS electric loan and guarantee levels as follows: municipal rate loans of $100 million, hardship loans of $100 million, treasury rate loans of $1 billion and loan guarantees of $3 billion. The Senate Appropriations Committee has approved a total of $6.3 billion for RUS electric loan and guarantee levels; all of this increase above the $4.2 billion provided by the House was for loan guarantees which the Senate bill sets at $5.1 billion. Fiscal year 2007 electric program levels set by the Senate bill for the municipal rate, treasury rate and hardship programs were the same as approved by the House. Differences between the House and Senate bills will be resolved as part of the appropriations process which ultimately results in an Appropriations Act. Electric funding levels for fiscal year 2006 were as follows: municipal rate loans of $100 million, hardship loans of $100 million, treasury rate loans of $1 billion, and loan guarantees of $2.7 billion.

Item 1A.	Risk Factors

The Company's financial condition and results of operations are subject to various risks inherent in its business. The material risks and uncertainties that management believes affect CFC are described below. The risks and uncertainties described below are not the only ones facing CFC. Additional risks and uncertainties that management is not aware of, or that it currently deems immaterial, may also impair business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer. You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

The Company's ability to maintain and grow our business depends on access to external financing.
The Company depends on access to the capital markets to refinance its long-term and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantee and repurchase agreements. At May 31, 2006, the Company had $3,355 million of commercial paper, daily liquidity fund and bank bid notes and $1,989 million of medium-term notes, collateral trust bonds, subordinated deferrable debt and long-term notes payable scheduled to mature during the next twelve months. There can be no assurance that the Company will be able to access the markets in the future at all or on terms that are acceptable to the Company. Downgrades to the Company's long-term debt ratings and/or commercial paper ratings or other events that may deny or limit the Company's access to the capital markets could negatively impact its operations. The Company has no control over certain items that are considered by the credit rating agencies as part of their analysis for the Company, such as the overall outlook for the electric and telecommunications industries.

Fluctuating interest rates could adversely affect our income, margin and cash flow.
The Company is exposed to interest rate risk in its core lending and borrowing activities. If the Company does not set interest rates on its loans at a level to cover its cost of funding, there would be an adverse affect on gross margin and net margin.

The Company provides its members with many options on its loans with regard to interest rates, the term for which the selected interest rate is in effect and the ability to prepay the loan. As a result there is a possibility of significant changes in the composition of the loan portfolio. If the Company is not able to adjust its outstanding debt portfolio to match the changes in the loan portfolio, there could be an adverse impact on gross margin and net margin.

In addition, the Company's calculated impairment on non-performing and restructured loans will increase as the Company's long-term variable and line of credit interest rates increase. Currently, an increase of 25 basis points to the Company's variable interest rates would result in an increase of $8 million to the calculated impairment.

Competition from other lenders could impair the Company's financial results.
The majority of the Company's members are eligible to borrow from RUS. The rates offered by RUS are generally lower than the rates that the Company and other lenders can offer. Thus the members' first financing option generally is to borrow funds under the RUS program. The RUS funding level is determined by the U.S. Congress each year. Increases to the amount of RUS funding could limit the amount of loan growth experienced by the Company.

The Company competes with other lenders for the portion of the loan commitment that RUS will not lend, for the loans to members that can not borrow from RUS or for loans to members that have elected not to borrow from RUS. If other lenders are more successful than the Company in the competition for this loan volume, it could have an adverse impact on the Company's financial results.

We may not recover the value of amounts that we lend.
CFC's allowance for loan losses is established through a provision charged to expense that represents management's best estimate of probable losses that have been incurred within the existing portfolio for loans. The level of the allowance reflects management's continuing evaluation of: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses and risks inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires CFC to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of CFC's control, may require an increase in the allowance for loan losses. In addition, if charge-offs in future periods exceed the allowance for loan losses, CFC will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net margin, and may have a material adverse effect on CFC's financial results and credit ratings.

The Company has been and may in the future be in litigation with borrowers related to enforcement or collection actions pursuant to loan documents. In such cases, the borrower or others may assert counterclaims against the Company or initiate actions against the Company related to the loan documents. Unfavorable rulings in these cases which result in loan losses that exceed the related allowance could have a material adverse effect on our financial results and credit ratings.

Our ability to access the capital markets depends on our ability to maintain adjusted leverage and debt to equity ratios within a reasonable range of the current levels.
Maintenance of adjusted leverage and debt to equity ratios within a reasonable range of the current levels is important in relation to the Company's ability to access the capital markets. A significant increase in the adjusted leverage or debt to equity ratios could impair the Company's ability to access the capital markets, its ability to access the Company's revolving lines of credit and its ability to maintain preferred credit ratings. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios.

A decline in our credit rating could trigger payments under our derivative agreements.
If the Company's credit rating falls to the level specified in certain of its derivative agreements, the other counterparty may terminate the agreement. If the counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Based on the fair market value of its interest rate, cross currency and cross currency interest rate exchange agreements subject to rating triggers at May 31, 2006, the Company may be required to make a payment of up to $2 million if its senior unsecured ratings declined to Baa1 or BBB+, and up to $71 million if its senior unsecured ratings declined below Baa1 or BBB+. In calculating the required payments, the Company only considered agreements in which it would have been required to make a payment upon termination. In the event the Company is required to make a payment as a result of a rating trigger, it could have a material adverse impact on its financial results.

Our ability to comply with covenants related to our revolving credit agreements and debt indentures may affect our ability to obtain financing and maintain preferred rating levels on our debt.
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

If the Company does not maintain compliance with covenants on its collateral trust bond, medium-term note and subordinated deferrable debt indentures, the holders of such debt could declare an event of default and accelerate the repayment of the full amount of the outstanding debt principal prior to the stated maturity of such debt. Additionally, the Company could not issue new debt under such indentures. Such an event would require the Company to obtain new funding to repay the accelerated debt as a result of the covenant default and could have a material adverse impact on its financial results and credit ratings.

Our concentration of loans to borrowers within rural electric and telephone industries could impair our revenues if either or both of those industries were to experience economic difficulties.
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

We could jeopardize our federal tax exemption if we fail to conduct our business in accordance with our exemption from the Internal Revenue Service.
Legislation that removes or imposes new conditions on the federal tax exemption for 501(c)(4) social welfare organizations could have a negative impact on the Company's net margins. CFC's continued exemption depends on it conducting its business in accordance with its 501(c)(4) status.

Item 1B.	Unresolved Staff Comments

There are no material unresolved written comments that were received from the Securities and Exchange Commission's staff 180 days or more before the end of the Company's fiscal year related to the Company's periodic or current reports filed under the Securities and Exchange Act of 1934.

Item 2.	Properties.

CFC leases office space that serves as its headquarters in Fairfax County, Virginia. CFC owned its headquarters facility until October 2005, when it sold the facility to an affiliate of Prentiss Properties Acquisition Partners, L.P. The headquarters facility sold by CFC consists of two six-story buildings and adjacent parking garages situated on ten acres of land and two acres of unimproved land adjacent to the office buildings. CFC has entered into a three-year lease with the new building owner for approximately one-third of the facility's office space. CFC has the option to extend the lease for two additional one-year terms.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.

Inapplicable.

Item 6.	Selected Financial Data.

The following is a summary of selected financial data for the years ended May 31:

(Dollar amounts in thousands)	2006	2005	2004	2003	2002
For the year ended May 31:
Operating income	$1,007,912	$1,030,853	$1,009,856	$1,075,310	$1,193,597
Gross margin	45,256	104,063	81,641	131,543	300,695
Derivative cash settlements (1)	67,603	63,044	110,087	122,825	34,191
Derivative forward value (1)	29,054	26,320	(229,132)	757,212	41,878
Foreign currency adjustments (2)	(22,594)	(22,893)	(65,310)	(243,220)	(61,030)
Operating margin (loss)	62,580	127,032	(194,584)	651,970	78,873
Cumulative effect of change in
accounting principle (1) (3)	-	-	22,369	-	28,383
Net margin (loss)	$95,746	$122,974	$(178,021)	$651,970	$107,256
Fixed charge coverage ratio (TIER) (4)(5)	1.10	1.13	-	1.69	1.09
Adjusted fixed charge coverage ratio
(Adjusted TIER) (6)	1.11	1.14	1.12	1.17	1.12

As of May 31:
Loans to members	$18,360,905	$18,972,068	$20,488,523	$19,484,341	$20,047,109
Allowance for loan losses	(611,443)	(589,749)	(573,939)	(511,463)	(478,342)
Assets	19,179,621	20,060,314	21,455,457	21,139,039	20,466,523
Short-term debt (7)	5,343,824	7,952,579	5,990,039	5,046,978	6,119,594
Long-term debt (8)	10,642,028	8,701,955	12,009,182	12,050,119	11,149,925
Subordinated deferrable debt (9)	486,440	685,000	550,000	650,000	600,000
Members' subordinated certificates	1,427,960	1,490,750	1,665,158	1,708,297	1,691,970
Members' equity (1)	545,351	523,583	483,126	454,376	392,056
Total equity	787,976	768,761	695,734	930,836	328,731
Guarantees	$1,078,980	$1,157,752	$1,331,299	$1,903,556	$2,056,385
Leverage ratio (5)	24.68	26.58	31.72	23.75	67.51
Adjusted leverage ratio (6)	6.38	6.50	7.07	6.69	7.23
Debt to equity ratio (5)	23.31	25.07	29.81	21.71	61.26
Adjusted debt to equity ratio (6)	5.97	6.07	6.58	6.01	6.46

(1)	Derivative cash settlements represent the net settlements received/paid on interest rate and cross currency exchange agreements that do not qualify for hedge accounting for the years ended May 31, 2006, 2005, 2004, 2003 and 2002. The derivative forward value represents the change in fair value on exchange agreements that do not qualify for hedge accounting, as well as amortization related to the long-term debt valuation allowance and related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001. The cumulative effect of change in accounting principle in 2002 represents the forward value of interest rate and cross currency exchange agreements recorded as a transition adjustment upon adoption of SFAS 133. Members' equity represents total equity excluding foreign currency adjustments, derivative forward value, cumulative effect of change in accounting principle in 2002 and accumulated other comprehensive income (see "Non-GAAP Financial Measures" in Management's Discussion and Analysis for further explanation of members' equity and a reconciliation to total equity).
(2)	Foreign currency adjustments represent the change on foreign denominated debt that is not related to a qualifying hedge under SFAS 133 during the period. The foreign denominated debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. CFC enters into foreign currency exchange agreements at the time of each foreign denominated debt issuance to lock in the exchange rate for all principal and interest payments required through maturity.
(3)	The cumulative effect of change in accounting principle in 2004 represents the impact of implementing Financial Accounting Standards Board Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003.
(4)	The fixed charge coverage ratio is the same calculation as CFC's Times Interest Earned Ratio ("TIER"). For the year ended May 31, 2004, CFC's earnings were insufficient to cover fixed charges by $200 million.
(5)	See "Non-GAAP Financial Measures" in Management's Discussion and Analysis for the GAAP calculations of these ratios.
(6)	Adjusted ratios include non-GAAP adjustments that CFC makes to financial measures in assessing its financial performance. See "Non-GAAP Financial Measures" in Management's Discussion and Analysis for further explanation of these calculations and a reconciliation of the adjustments.
(7)	At May 31, 2006, includes $150 million in subordinated deferrable debt to be called in June 2006 and the foreign currency valuation account of $245 million, $40 million, $0, $150 million and $(1) million at May 31, 2006, 2005, 2004, 2003 and 2002, respectively.
(8)	Excludes $1,839 million, $3,591 million, $2,365 million, $2,911 million, and $ 2,883 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2007, 2006, 2005, 2004, and 2003, respectively (see Note 4 to the consolidated financial statements). Includes the long-term debt valuation allowance of $(1) million and $2 million at May 31, 2003 and 2002, respectively, and the foreign currency valuation account of $221 million, $234 million, $176 million and $(2) million at May 31, 2005, 2004, 2003 and 2002, respectively.
(9)	Amount outstanding at May 31, 2006 excludes $150 million to be called in June 2006 and reported in short-term debt.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless stated otherwise, references to the Company relate to the consolidation of National Rural Utilities Cooperative Finance Corporation ("CFC" or "the Company"), Rural Telephone Finance Cooperative ("RTFC"), National Cooperative Services Corporation ("NCSC") and certain entities controlled by CFC and created to hold foreclosed assets. The following discussion and analysis is designed to provide a better understanding of the Company's consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto. CFC refers to its financial measures that are not in accordance with generally accepted accounting principles ("GAAP") as "adjusted" throughout this document. See "Non-GAAP Financial Measures" for further explanation.

Executive Summary
In this report, the Company will provide analysis on its results of operations, financial condition, liquidity and market risk. The Company will also provide analysis of trends and significant transactions completed in the period covered by the report.

CFC was formed in 1969 by the rural electric cooperatives to provide them with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS"). CFC was organized as a cooperative in which each member (other than associates) is entitled to one vote. Under CFC's bylaws, the board of directors is composed of 23 individuals, 20 of whom must be either general managers or directors of member systems, two of whom are designated by the National Rural Electric Cooperative Association and one at-large position who must satisfy the requirements of an audit committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 and must be a trustee, director, manager, Chief Executive Officer or Chief Financial Officer of a member. If the board of directors determines to fill the at-large seat, the candidates are nominated by the board of directors and the at-large director is elected by the membership. CFC was granted tax-exempt status under Section 501(c)(4) of the Internal Revenue Code.

RTFC was incorporated as a private cooperative association in the state of South Dakota in September 1987 and was created for the purpose of providing and/or arranging financing for its rural telecommunications members and their affiliates. In February 2005, RTFC reincorporated as a not-for-profit cooperative association in the District of Columbia. NCSC was incorporated in 1981 in the District of Columbia as a private cooperative association.

Business Overview
The Company's primary objective as a cooperative is to provide its members with the lowest possible loan and guarantee rates while maintaining sound financial results required to attain high credit ratings on its debt instruments. As a not-for profit, membership owned financial institution, the Company's goal is not to maximize its profit on loans to members, but rather to find a balance between charging its members the lowest possible rates on loans and maintaining the financial performance required to access the capital markets on behalf of its members. Thus, the Company marks up its funding costs only to the extent necessary to cover its operating expenses, a provision for loan losses and to provide a margin sufficient to preserve interest coverage in light of the Company's financing objectives.

At May 31, 2006, the Company's consolidated membership was 1,547, including 898 utility members, the majority of which are consumer-owned electric cooperatives, 514 telecommunications members, 67 service members and 68 associates in 49 states, the District of Columbia and two U.S. territories. The utility members included 829 distribution systems and 69 generation and transmission ("power supply") systems.

The Company makes long-term loans with maturities of up to 35 years to its members. The Company offers both variable and fixed rate options for various terms within the loan maturity and/or through the maturity of the loan. The Company also offers line of credit loans for periods of generally up to 5 years. The Company's long-term loans are typically secured by a mortgage on all assets and future revenues of the members. In cases where the member is also a borrower of RUS, the mortgage will be jointly held by the Company and RUS. The line of credit loans are typically unsecured. The Company will also guarantee the obligations of its members to third parties and will provide liquidity support to its members in the form of letters of credit.

CFC obtains its funding from the capital markets, private placement of debt and its membership. CFC enters the capital markets, based on the combined strength of its members, to borrow the funds required to fulfill the financing requirements of its members. On a regular basis, CFC obtains debt financing in the capital markets by issuing fixed rate or variable rate secured collateral trust bonds, fixed rate subordinated deferrable debt, fixed rate or variable rate unsecured medium-term notes, commercial paper and enters into bank bid note agreements. In addition, CFC obtains debt financing from private funding sources through the issuance of fixed rate notes. CFC also obtains debt financing from its membership and other qualified investors through the direct sale of its commercial paper, daily liquidity fund and unsecured medium-term notes.

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

CFC is required by the cooperative laws under which it is incorporated to have a mechanism to allocate its net margin to its members. CFC allocates its net margin before the non-cash effects of Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended and SFAS 52, Foreign Currency Translation annually to an education fund, a members' capital reserve and to members based on each member's patronage of the loan programs during the year. RTFC annually allocates its net margin to its members based on each member's patronage of the loan programs during the year. NCSC does not allocate its net margin to its members.

The Company's performance is closely tied to the performance of its member rural electric and telecommunications systems due to the near 100% concentration of its loan and guarantee portfolio in those industries.

Financial Overview
Results of Operations

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

For the year ended May 31, 2006, the Company reported a net margin of $96 million and TIER of 1.10, compared to a net margin of $123 million and TIER of 1.13 for the prior year. For the year ended May 31, 2006, the Company reported an adjusted net margin of $97 million and adjusted TIER of 1.11, compared to an adjusted net margin of $122 million and adjusted TIER of 1.14 for the prior year. See "Non-GAAP Financial Measures" for more information on the adjustments the Company makes to its financial results for the purposes of its own analysis and covenant compliance.

During the year ended May 31, 2006, the Company's earnings were significantly impacted by the level of loans on non-accrual status, the required loan loss provision and the sale of the headquarters facility. Holding loans on non-accrual status resulted in a reduction of $79 million to reported interest income for the year ended May 31, 2006. A loan loss provision of $23 million was required during the year ended May 31, 2006 to cover an increase in the calculated impairment on loans. The Company recognized a gain of $43 million from the sale of its headquarters facility during the year ended May 31, 2006.

In fiscal year 2007, the Company expects a reduction to the amount of loans on non-accrual status due to the anticipated resolution of certain problem loans. The reduction to the amount of loans on non-accrual status should result in an increase to the adjusted gross margin yield during fiscal year 2007. It is anticipated that the increases to the federal funds interest rate are nearing an end. Changes to the Company's variable interest rates should mirror changes to the federal funds rate. The calculated impairment on the Company's loans increases or decreases with the increases and decreases to the Company's variable interest rates. At May 31, 2006, an increase or decrease of 25 basis points to the Company's variable interest rates results in an increase or decrease of approximately $8 million to the calculated impairment on loans.

Financial Condition
During the year ended May 31, 2006, the Company's total loans outstanding decreased by $611 million. The decrease relates primarily to prepayments of RTFC telecommunication loans. RTFC loans outstanding decreased by $830 million and NCSC loans outstanding decreased by $71 million, while CFC loans increased by $290 million.

The Company expects that the balance of the loan portfolio will remain relatively stable during fiscal year 2007. Loans from the Federal Financing Bank ("FFB"), a division of the U.S. Treasury Department, with an RUS guarantee, represent a lower cost option for rural electric utilities compared to the Company. The Company anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems. The Company anticipates that the RTFC loan balance will continue to decline due to long-term loan amortization and lower levels of capital expenditure requirements and asset acquisitions in the rural telecommunications marketplace.

During the year ended May 31, 2006, short-term debt decreased by $2,608 million and long-term debt increased by $1,940 million. Short-term debt decreased due to the maturity of collateral trust bonds and because CFC further reduced its reliance on the dealer commercial paper markets as a result of borrower loan repayments. In addition, the Company accessed two new private funding sources during the year ended May 31, 2006, notes to Federal Agricultural Mortgage Corporation ("Farmer Mac") and the FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant ("REDLG") program. Long-term debt increased due to these new private funding sources and the issuance of collateral trust bonds in May 2006 to refinance the bonds that matured during the year.

At May 31, 2006, the Company reported total equity of $788 million, an increase of $19 million from $769 million reported at May 31, 2005. Under GAAP, the Company's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements and the impact of future expected currency exchange rates on its currency exchange agreements. As a result, it is difficult to predict the future changes in the Company's reported GAAP equity due to the uncertainty of the movement in future interest and currency exchange rates. In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of SFAS 133 and 52.

Liquidity
At May 31, 2006, the Company had $3,355 million of commercial paper, daily liquidity fund and bank bid notes and $1,989 million of medium-term notes, collateral trust bonds, subordinated deferrable debt and long-term notes payable scheduled to mature during the next twelve months. Members held commercial paper (including the daily liquidity fund) totaling $1,451 million or approximately 45% of the total commercial paper outstanding at May 31, 2006. Commercial paper issued through dealers and bank bid notes totaled $1,758 million and represented 10% of total debt outstanding at May 31, 2006. The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during fiscal year 2007. During the next twelve months, the Company plans to refinance the $1,989 million of medium-term notes, collateral trust bonds, subordinated deferrable debt and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt.

CFC uses internally generated member loan repayments, capital market debt issuance, private debt issuance, member investments, and net margins to fund its operations. In addition, the Company maintains both short-term and long-term bank lines in the form of revolving credit agreements with its bank group. Members pay a small membership fee and are typically required to purchase subordinated certificates as a condition to receiving a long-term loan advance and as a condition of membership. CFC has a need for funding to make loan advances to its members, to make interest payments on its public and private debt and to make payments of principal on its maturing debt. To facilitate open access to the capital markets, CFC is a regular issuer of debt in the capital markets, maintains strong credit ratings and has active shelf registrations on file with the Securities and Exchange Commission ("SEC") for each of its public debt instruments. CFC also has access to foreign debt markets with Euro medium-term note and commercial paper programs and an Australian medium-term note program.

During the year ended May 31, 2006, the Company drew down a total of $2 billion of funding as part of the REDLG program. As part of this program, the Company can borrow amounts from the FFB with a guarantee of repayment by the RUS. As a result of the RUS guarantee, these funds represent a lower cost compared to the Company's other forms of debt securities. At May 31, 2006, the Company had RUS approval to borrow an additional $500 million under the REDLG program and the Company anticipates borrowing this amount prior to the expiration of the commitment in July 2009.

Recent Events
On April 26, 2006, RTFC reached a settlement of loan litigation with Innovative Communication Corporation ("ICC"), its local exchange carrier subsidiary Virgin Islands Telephone Corporation d/b/a Innovative Telephone ("Vitelco"), Innovative Communication Company LLC, a Delaware limited liability company ("ICC-LLC)" and parent of Emerging Communication, Inc., a Delaware corporation and immediate parent of ICC ("Emcom"), their directors and Jeffrey Prosser ("Prosser"), individually. Under the settlement, RTFC obtained entry of judgments in the District Court for the District of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million. RTFC also obtained dismissals with prejudice of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and CFC. Various parties also reached agreement for ICC to satisfy the RTFC judgments in the third quarter of calendar year 2006, subject to certain terms and conditions. In the event that does not occur, RTFC intends to pursue collection of the judgments.

On July 31, 2006, ICC-LLC, and Emcom each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division, and Prosser, individually, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Virgin Islands. Each of the debtors is obligated to RTFC, for certain obligations of ICC, including court judgments, to RTFC.

In June 2006, the Company received $40 million as part of the court approved sale of the remaining operating assets of VarTec, Telecom, Inc. ("VarTec").

See further discussion of ICC and VarTec under the Non-performing Loans section of "Financial Condition."

Additionally, in June 2006, the Company redeemed the 7.625% subordinated deferrable debt securities due 2050 totaling $150 million. The Company redeemed these securities at par and recorded a charge of $5 million in cost of funds for the unamortized issuance costs.

Critical Accounting Estimates

Allowance for Loan Losses
At May 31, 2006 and 2005, the Company had a loan loss allowance that totaled $611 million and $590 million, representing 3.33% and 3.11% of total loans outstanding, respectively. Generally accepted accounting principles require loans receivable to be reported on the consolidated balance sheets at net realizable value. The net realizable value is the total principal amount of loans outstanding less an estimate of the probable losses inherent in the portfolio. The Company calculates its loss allowance on a quarterly basis. The loan loss allowance is calculated by segmenting the portfolio into three categories of loans: impaired, high risk and general portfolio. There are significant subjective assumptions and estimates used in calculating the amount of the loss allowance required by each of the three categories. Different assumptions and estimates could also be reasonable. Changes in these assumptions and estimates could have a material impact on the Company's financial statements.

Impaired Exposure
The Company calculates impairment on certain loans in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended. SFAS 114 states that a loan is impaired when a creditor does not expect to collect all principal and interest due under the original terms of the loan. The Company reviews its portfolio to identify impairments at least on a quarterly basis. Factors considered in determining an impairment include, but are not limited to: the review of the borrower's audited financial statements and interim financial statements if available, the borrower's payment history, communication with the borrower, economic conditions in the borrower's service territory, pending legal action involving the borrower, restructure agreements between the borrower and the Company, and estimates of the value of the borrower's assets that have been pledged as collateral to secure the Company's loans. The Company calculates the impairment by comparing the future estimated cash flow, discounted at the original loan interest rate, against its current investment in the receivable. If the current investment in the receivable is greater than the net present value of the future payments discounted at the original contractual interest rate, the impairment is equal to that difference. If it is not possible to estimate the future cash flow associated with a loan, then the impairment calculation is based on the value of the collateral pledged as security for the loan. At May 31, 2006 and 2005, the Company had a total of $447 million and $404 million reserved specifically against impaired exposure totaling $1,201 million and $1,208 million, respectively, representing 37% and 33% of the total impaired loan exposure. The $447 million and $404 million specific reserves represented 73% and 68% of the total loan loss allowance at May 31, 2006 and 2005, respectively. The calculated impairment at May 31, 2006 was higher than at May 31, 2005 due to higher interest rates on variable rate loans, offset by payments received on impaired loans. The original contract rate on a portion of the impaired loans at May 31, 2006 will vary with the changes in the Company's variable interest rates. Based on the current balance of impaired loans at May 31, 2006, a 25 basis point increase or decrease to the Company's variable interest rates would result in an increase or decrease, respectively, of approximately $8 million to the calculated impairment irrespective of a change in the credit fundamentals of the impaired borrower.

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

High Risk Exposure
Loan exposures considered to be high risk represent exposure in which the borrower has had a history of late payments, the borrower's financial results do not satisfy loan financial covenants, the borrower has contacted the Company to discuss pending financial difficulties or for some other reason the Company believes that the borrower's financial results could deteriorate resulting in an elevated potential for loss. The Company's Corporate Credit Committee is responsible for determining which loans should be classified as high risk and the level of reserve required for each borrower. The committee meets at least quarterly to review all loan facilities with an internal risk rating above a certain level. Once it is determined that exposure to a borrower should be classified as high risk, the committee sets the required reserve level based on the facts and circumstances for each borrower, such as the borrower's financial condition, payment history, the Company's estimate of the collateral value, pending litigation, if any, and other factors. This is an objective and subjective exercise in which the committee uses the available information to make its best estimate as to the level of loss allowance required. At any reporting date the reserve required could vary significantly depending on the facts and circumstances, which could include, but are not limited to: changes in collateral value, deterioration in financial condition, the borrower declaring bankruptcy, payment default on the Company's loans and other factors. The borrowers in the high risk category will generally either move to the impaired category or back to the general portfolio within a period of 12 to 24 months. At May 31, 2006 and 2005, the Company had reserved $2 million and $12 million against the $12 million and $68 million of exposure classified as high risk, representing coverage of 17% and 18%, respectively. The $2 million and $12 million reserve for loans in the high risk category represents less than 1% and 2%, respectively, of the total loan loss allowance at May 31, 2006 and 2005.

General Portfolio
The Company's methodology used to determine the required loan loss allowance for the general portfolio includes the use of an internal risk rating system, historical default data on corporate bonds and Company specific loss recovery data. The Company uses the following factors, in no particular order, to determine the level of the loan loss allowance for the general portfolio category:

*	Internal risk ratings - the Company maintains risk ratings for each credit facility outstanding to its borrowers. The ratings are updated at least annually and are based on the following:
	*	General financial condition of the borrower.
	*	The Company's internal estimated value of the collateral securing its loans.
	*	The Company's internal evaluation of the borrower's management.
	*	The Company's internal evaluation of the borrower's competitive position within its service territory.
	*	The Company's estimate of potential impact of proposed regulation and litigation.
	*	Other factors specific to individual borrowers or classes of borrowers.
*	Standard corporate default table - The table provides expected default rates based on rating level and the remaining maturity of the bond. The Company uses the standard default table for all corporate bonds published by Standard and Poor's Corporation to assist in estimating its reserve levels.
*	Recovery rates - Estimated recovery rates based on historical experience of loan balance at the time of default compared to the total loss on the loan to date.

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

In addition to the general portfolio reserve requirement as calculated above, the Company maintains an additional reserve for borrowers with a total exposure in excess of 1.5% of its total loans and guarantees outstanding. The additional reserve is based on the amount of exposure in excess of 1.5% of the Company's total exposure and the borrower's internal risk rating. At May 31, 2006 and 2005, respectively, the Company had a reserve of $3 million and $7 million based on the additional risk related to large exposures.

At May 31, 2006 and 2005, the Company had a total of $16,886 million and $17,437 million of loans, respectively, in the general portfolio. This total does not include $261 million and $258 million of loans at May 31, 2006 and 2005, respectively, that have a U.S. Government guarantee of all principal and interest payments. The Company does not maintain a loan loss allowance on loans that are guaranteed by the U.S. Government. The Company reserved a total of $162 million and $174 million (including the $3 million and $7 million described above) for loans in the general portfolio at May 31, 2006 and 2005, respectively, representing coverage of 0.96% and 1.00% of the total loans for the general portfolio.

In fiscal years 2006, 2005 and 2004, CFC made provisions to the loan loss reserve totaling $23 million, $16 million and $55 million, respectively.

Senior management reviews the estimates and assumptions used in the calculations of the loan loss allowance for impaired loans, high risk loans and loans covered by the general portfolio, including large exposures related to single obligors, on a quarterly basis. Senior management discusses estimates with the board of directors and audit committee and reviews all loan loss related disclosures included in the Company's Form 10-Qs and Form 10-Ks filed with the SEC.

Management makes recommendations regarding loans to be written off to the CFC board of directors. In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and collateral securing the borrower's loans.

Derivative Financial Instruments
In June 1998, the FASB issued SFAS 133. SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the consolidated balance sheets as either an asset or liability measured at fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the consolidated statements of operations or to be recorded as other comprehensive income, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is neither a dealer nor trader in derivative financial instruments. The Company uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate and foreign currency risk.

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

The Company does not plan to adjust its practice of using the 30-day composite commercial paper or a LIBOR index as the receive portion of its interest rate exchange agreements. The Company sets the variable interest rates on its loans based on the cost of its short-term debt, which is comprised of long-term debt due within one year and commercial paper. The Company believes that it is properly hedging its gross margin on loans by using the 30-day composite commercial paper or LIBOR index, which are the rates that are most closely related to the rates it pays on its own commercial paper. During certain periods, the correlation between the LIBOR rates or the 30-day composite commercial paper rate and the Company's 90-day and 30-day commercial paper rate has been higher than the required 90% to qualify for hedge accounting. However, the correlation is not consistently above the 90% threshold, therefore the interest rate exchange agreements that use the three-month LIBOR rate or 30-day composite commercial paper rate do not qualify for hedge accounting. For the purposes of its own analysis, the Company believes that the correlation is sufficiently high to consider these agreements effective economic hedges.

As a result of applying SFAS 133, the Company has recorded derivative assets of $579 million and $585 million and derivative liabilities of $85 million and $78 million at May 31, 2006 and 2005, respectively. From inception to date, accumulated other comprehensive income related to derivatives was $13 million and $16 million as of May 31, 2006 and 2005, respectively.

The impact of derivatives on the Company's consolidated statements of operations for the years ended May 31, 2006, 2005 and 2004 was a gain of $93 million, a gain of $81 million and loss of $128 million, respectively. The change in the fair value of derivatives for the years ended May 31, 2006, 2005 and 2004 was a gain of $29 million, a gain of $26 million and a loss of $229 million, respectively, recorded in the Company's derivative forward value. For the year ended May 31, 2004, the derivative forward value also includes amortization to expense of $1 million related to the long-term debt valuation allowance and for the years ended May 31, 2006, 2005 and 2004, it includes $0.4 million, $16 million and $17 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. In addition, income totaling $65 million, $55 million and $101 million was recorded for total net cash settlements received by the Company during the years ended May 31, 2006, 2005 and 2004, respectively, of which $68 million, $63 million and $110 million, respectively, relate to interest rate and cross currency interest rate exchange agreements that do not qualify for hedge accounting under SFAS 133 and were recorded in derivative cash settlements. The remaining expense of $3 million, $8 million and $9 million, respectively, relate to interest rate and cross currency interest rate exchange agreements that qualify for hedge accounting under SFAS 133 and were recorded in cost of funds.

The Company is required to determine the fair value of its derivative instruments. Because there is not an active secondary market for the types of derivative instruments it uses, the Company obtains market quotes from its dealer counterparties. The market quotes are based on the expected future cash flow and estimated yield curves. The Company performs its own analysis to confirm the values obtained from the counterparties. The Company records the change in the fair value of its derivatives for each reporting period in the derivative forward value line on the consolidated statements of operations for the majority of its derivatives or in the other comprehensive income account on the consolidated balance sheets for the derivatives that qualify for hedge accounting. The counterparties are estimating future interest rates as part of the quotes they provide to the Company. The Company adjusts all derivatives to fair value on a quarterly basis. The fair value recorded by the Company will change as estimates of future interest rates change. To estimate the impact of changes to interest rates on the forward value of derivatives, the Company would need to estimate all changes to interest rates through the maturity of its outstanding derivatives. The Company has derivatives in the current portfolio that do not mature until 2045. In addition, the Company excludes the changes to the fair value of derivatives from its internal analysis since they represent the net present value of all future estimated cash settlements. Thus, the Company does not estimate the impact of changes in future interest rates to the fair value of its derivatives. The Company does not believe that volatility in the derivative forward value line on the consolidated statements of operations is material as it represents an estimated future value and not a cash impact for the current period.

Cash settlements that the Company pays and receives for derivative instruments that do not qualify for hedge accounting are recorded in the cash settlements line in the consolidated statements of operations. Each 25 basis point increase or decrease to the 30-day composite commercial paper index, the three-month LIBOR rate and the six-month LIBOR rate would result in a $5 million increase or decrease in the Company's total cash settlements due to the composition of the portfolio at May 31, 2006. The Company's interest rate exchange agreements at May 31, 2006 include $7,350 million notional amount, or 59% of the total interest rate exchange agreements in which the Company pays a fixed interest rate and receives a variable interest rate. For the remaining $5,186 million notional amount, or 41% of the total interest rate exchange agreements at May 31, 2006, the Company pays a variable interest rate and receives a fixed interest rate. Based on the interest rate exchange agreements in place at May 31, 2006, an increase to variable interest rates results in an increase to cash settlements due to CFC.

Margin Analysis

Results of Operations

Fiscal Year 2006 versus 2005 Results
The following chart presents the results for the year ended May 31, 2006 versus May 31, 2005.

	For the year ended May 31,
(Dollar amounts in millions)	2006	2005	Increase/ (Decrease)
Operating income	$1,008	$1,031	$(23)
Cost of funds	(963)	(927)	(36)
Gross margin	45	104	(59)
Operating expenses:
General and administrative expenses	(52)	(49)	(3)
Rental and other income	2	6	(4)
Provision for loan losses	(23)	(16)	(7)
Recovery of guarantee losses	1	3	(2)
Total operating expenses	(72)	(56)	(16)

Results of operations of foreclosed assets	16	13	3

Derivative and foreign currency adjustments:
Derivative cash settlements	68	63	5
Derivative forward value	29	26	3
Foreign currency adjustments	(23)	(23)	-
Total gain on derivative and foreign currency adjustments	74	66	8

Operating margin	63	127	(64)
Income tax expense	(3)	(2)	(1)
Minority interest	(7)	(2)	(5)
Gain on sale of building and land	43	-	43
Net margin	$96	$123	$(27)

TIER	1.10	1.13
Adjusted TIER (1)	1.11	1.14

(1) Adjusted to exclude the impact of the derivative forward value, foreign currency adjustments and minority interest from net margin and to include all derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

CFC's gross margin will increase or decrease due to changes in loan volume and the rate that it receives on its loans and pays on its sources of funding, respectively. CFC's loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to operating income, cost of funds and gross margin due to changes in loan volume versus changes to interest rates. The analysis is consistent with the May 31, 2006 and 2005 consolidated statements of operations. For comparability purposes, average daily loan volume is used as the denominator in calculating operating income yield, cost of funds rates and gross margin spread.

Management calculates an adjusted gross margin, which includes all derivative cash settlements, in its cost of funds. The following table also includes a breakout of the change to derivative cash settlements due to changes in the average notional amount of its derivative portfolio versus changes to the net difference between the average rate paid and the average rate received. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its cost of funds.

Volume Rate Variance Table
(Dollar amounts in millions)

For the year ended May 31,
2006				2005			Change due to
Average Loan Balance		Income/ (Cost)	Rate	Average Loan Balance	Income/ (Cost)	Rate	Volume (1)	Rate (2)	Total
Operating income
CFC	$15,605	$847	5.43%	$15,494	$737	4.76%	$5	$105	$110
RTFC	2,356	130	5.50%	3,863	266	6.88%	(104)	(32)	(136)
NCSC	444	31	7.08%	481	28	5.77%	(2)	5	3
Total	$18,405	$1,008	5.48%	$19,838	$1,031	5.19%	$(101)	$78	$(23)

Cost of funds
CFC	$15,605	$(814)	(5.21)%	$15,494	$(647)	(4.18)%	$(5)	$(162)	$(167)
RTFC	2,356	(123)	(5.21)%	3,863	(261)	(6.75)%	102	36	138
NCSC	444	(26)	(5.92)%	481	(19)	(3.90)%	2	(9)	(7)
Total	$18,405	$(963)	(5.23)%	$19,838	$(927)	(4.67)%	$99	$(135)	$(36)

Gross margin
CFC	$15,605	$33	0.21%	$15,494	$90	0.58%	$-	$(57)	$(57)
RTFC	2,356	7	0.29%	3,863	5	0.13%	(2)	4	2
NCSC	444	5	1.16%	481	9	1.87%	-	(4)	(4)
Total	$18,405	$45	0.25%	$19,838	$104	0.52%	$(2)	$(57)	$(59)

Derivative cash settlements (3)
CFC	$15,030	$69	0.46%	$15,103	$65	0.43%	$-	$4	$4
NCSC	110	(1)	(0.84)%	71	(2)	(3.11)%	(1)	2	1
Total	$15,140	$68	0.45%	$15,174	$63	0.42%	$(1)	$6	$5

Adjusted cost of funds (4)
Total	$18,405	$(895)	(4.86)%	$19,838	$(864)	(4.35)%	$98	$(129)	$(31)

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
(4) See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its cost of funds.

Operating Income
Total operating income reported on the consolidated statements of operations and shown in the chart above includes the following as a percentage of average loans outstanding:

	For the year ended May 31,
	2006		2005
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest income (1)	$971	5.28%	$968	4.88%	$3
Investment income (2)	10	0.05%	3	0.01%	7
Conversion fees (3)	14	0.08%	18	0.09%	(4)
Make-whole and prepayment fees (4)	5	0.03%	36	0.18%	(31)
Commitment fees (5)	4	0.02%	2	0.01%	2
Guarantee fees (6)	3	0.02%	4	0.02%	(1)
Other fees (7)	1	-	-	-	1
Total operating income	$1,008	5.48%	$1,031	5.19%	$(23)
___________________________________________
(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of excess cash.
(3) Conversion fees are deferred and recognized using the interest method over the remaining term of the original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion which is recognized immediately.
(4) Make-whole and prepayment fees are charged for the early repayment of principal in full and recognized when collected.
(5) Commitment fees are charged only on RTFC loan commitments and in most cases are refundable on a prorata basis according to the amount of the loan commitment that is advanced. Such refundable fees are deferred and then recognized in full if the loan is not advanced prior to the expiration of the commitment.
(6) Guarantee fees are charged based on the amount, type and term of the guarantee. Guarantee fees are deferred and amortized using the straight-line method into operating income over the life of the guarantee.
(7) Other fees include late payment fees charged on late loan payments and recognized when collected and other fees associated with loan origination and the syndication of loans that are deferred and amortized using the straight-line method.

Total operating income for the year ended May 31, 2006 represented a decrease of $23 million or 2% from the prior year primarily due to the decrease in fee income. There were offsetting changes to operating income due to the increase to interest rates in the markets and to a lower loan volume. During the year ended May 31, 2006, the Company raised variable interest rates by between approximately 180 basis points and 190 basis points depending on the loan program, while fixed interest rates remained relatively stable. The increase to income as a result of higher variable interest rates was also offset by a reduction to operating income as a result of an increase to loans on non-accrual status. For the year ended May 31, 2006, the Company had a reduction to interest income of $79 million due to non-accrual loans, compared to a reduction of $51 million for the prior year period. The decrease in loan volume is due to the prepayment of RTFC loans during the year ended May 31, 2006.

Total fee and investment income earned during the year ended May 31, 2006 decreased $26 million from the prior year. The decrease to fee and investment income for the year ended May 31, 2006 was due to a reduction of $31 million in prepayment and make-whole fees, offset slightly by an increase of $7 million to investment income. During the year ended May 31, 2005, there were significant loan prepayments that generated a large amount of prepayment and make-whole fees. The large loan prepayments that occurred during fiscal year 2005 do not represent normal business activity and are not anticipated to occur in the future. The Company does not have a goal of maintaining an investment portfolio as part of the business plan to generate income, but rather the Company will invest excess cash on a short-term basis. Excess cash investments are typically the result of the Company prefunding debt maturities and due to commercial paper and medium-term note investments made late in the day by its members.

The $110 million increase in CFC operating income was due to the increase in interest rates partly offset by the impact of non-accrual loans. CFC operating income decreased $36 million for the year ended May 31, 2006 due to holding loans on non-accrual, compared to $27 million for the prior year period. The impact of non-accrual loans on operating income is included in the rate variance in the chart above. The $136 million decrease in RTFC operating income was due to loan prepayments and the impact of non-accrual loans. RTFC operating income decreased $43 million for the year ended May 31, 2006 due to holding loans on non-accrual, compared to $24 million in the prior year period.

Cost of Funds
Total cost of funds reported on the consolidated statements of operations and shown in the chart above includes the following:

	For the year ended May 31,
	2006			2005
(Dollar amounts in millions)	Amount	Rate		Amount	Rate	Increase/ (Decrease)
Interest expense (1)	$942	5.12%		$895	4.51%	$47
Debt issuance costs (2)	10	0.05%		12	0.06%	(2)
Derivative cash settlements, net (3)	3	0.02%		8	0.04%	(5)
Bank, dealer and trustee fees (4)	9	0.05%		11	0.06%	(2)
Gain on extinguishment of debt (5)	(2)	(0.01	) %	-	-	(2)
Other fees (6)	1	-		1	-	-
Total cost of funds	$963	5.23%		$927	4.67%	$36
___________________________________
(1) Represents interest expense on all debt securities including members' subordinated certificates.
(2) Includes amortization of all deferred charges related to debt issuance, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.
(3) Represents the net cost related to swaps that qualify for hedge treatment plus the accrual from the date of the last settlement to the current period end.
(4) Includes various fees related to funding activities, including fees paid to banks participating in the Company's revolving credit agreements, fees paid to dealers related to commercial paper issuance and bond trustee fees. Fees are recognized as incurred or amortized on a straight line basis over the life of the respective agreement.
(5) Represents the gain on the early retirement of debt.
(6) Represents fees associated with NCSC's consumer loan program and other fees.

The $36 million increase to the cost of funds for the year ended May 31, 2006 was due to the increase to interest rates in the markets partly offset by lower loan volume and the $11 million decrease to total fees expensed by the Company during the year ended May 31, 2006 as compared to the prior year.

The adjusted cost of funds, which includes all derivative cash settlements for the year ended May 31, 2006 increased by $31 million compared to the prior year period due to the increase to cost of funds noted above partially offset by lower fees for swap terminations. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its cost of funds. Derivative cash settlements for the year ended May 31, 2006 includes $67 million received for derivative cash settlements from the Company's derivative counterparties and $1 million received from counterparties for the termination of interest rate exchange agreements used as funding for the loans that were prepaid during the period. The derivative cash settlements for the year ended May 31, 2005 includes $85 million of derivative cash settlements received by CFC offset by $22 million of fees paid by CFC for the termination of exchange agreements.

Gross Margin
The change in the line items described above resulted in a decrease in gross margin of $59 million for the year ended May 31, 2006 compared to the prior year period. The adjusted gross margin, which includes all derivative cash settlements, for the year ended May 31, 2006 was $113 million, a decrease of $54 million from the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its cost of funds, and therefore gross margin.

Operating Expenses
General and administrative expenses were $52 million for the year ended May 31, 2006 compared to $49 million for the year ended May 31, 2005. General and administrative expenses represented 28 basis points of average loan volume for the year ended May 31, 2006 compared to 25 basis points for the prior year period.

The $4 million decrease to rental and other income for the year ended May 31, 2006 was due to the sale of CFC's headquarters facility in October 2005. Subsequent to the sale of the building, CFC is not collecting rental income as it is no longer a landlord for the facility.

The loan loss provision of $23 million for the year ended May 31, 2006 represented an increase of $7 million compared to the provision for loan losses of $16 million required for the prior year period. The $23 million loan loss provision for the year ended May 31, 2006 was the result of an increase in the calculated loan impairments offset by a decrease in the general reserve as a result of the decrease in the balance of loans outstanding at May 31, 2006 compared to the prior period end.

There was a recovery of $1 million from the guarantee liability in the year ended May 31, 2006 compared to $3 million in the prior year period. For the year ended May 31, 2006 and 2005, substantially all guarantees were issued by CFC.

Results of Operations of Foreclosed Assets
The Company recorded net income of $16 million and $13 million from the operation of foreclosed assets for the year ended May 31, 2006 and 2005. The results of operations of foreclosed assets for the year ended May 31, 2006 includes a gain of $4 million related to the sale of real estate assets in August 2005. At May 31, 2006, the remaining balance of foreclosed assets is comprised of notes receivable which the Company continues to service.

Derivative Cash Settlements
The increase in cash settlements for the year ended May 31, 2006 is primarily due to $1 million of termination fees received during the year ended May 31, 2006 compared to $22 million of termination fees paid during the year ended May 31, 2005 to unwind interest rate exchange agreements that were used as part of the funding for loans that were prepaid during the period. CFC is currently collecting more on its derivative contracts than it is paying.

Derivative Forward Value
During the year ended May 31, 2006, the derivative forward value represented an increase of $3 million compared to the prior year period. The increase in the derivative forward value is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the year ended May 31, 2006 and 2005 also includes amortization of $0.4 million and $16 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. This adjustment will be amortized into earnings over the remaining life of the related derivative contracts.

The Company is required to record the fair value of derivatives on its consolidated balance sheets with changes in the fair value of derivatives that do not qualify for hedge accounting recorded in the consolidated statements of operations as a current period gain or loss. This change in fair value is recorded as the derivative forward value on the consolidated statements of operations. The derivative forward value does not represent a current period cash inflow or outflow, but represents the net present value of the estimated future cash settlements, which are based on the estimate of future interest rates over the remaining life of the derivative contract. The expected future interest rates change often, causing significant changes in the recorded fair value of derivatives and volatility in the reported estimated gain or loss on derivatives in the consolidated statements of operations. Recording the forward value of derivatives results in recording only a portion of the impact on the Company's operations due to future changes in interest rates. Under GAAP, the Company is required to recognize changes in the fair value of its derivatives as a result of changes to interest rates, but there are no provisions for recording changes in the fair value of its loans or debt outstanding as a result of changes to interest rates. As a finance company, the Company passes on its cost of funding through interest rates on loans to members. The Company has demonstrated the ability to pass on its cost of funding to its members through its ability to consistently earn an adjusted TIER equal to or in excess of the minimum 1.10 target. The Company has earned an adjusted TIER equal to or in excess of 1.10 in every year since 1981. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios.

Foreign Currency Adjustment
The Company's foreign currency adjustment for the year ended May 31, 2006 did not fluctuate compared to the year ended May 31, 2005. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar may cause the value of foreign denominated debt outstanding to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

Operating Margin
The change in the line items described above resulted in a decrease in operating margin of $64 million for the year ended May 31, 2006 compared to the prior year period. The adjusted operating margin, which excludes derivative forward value and foreign currency adjustments, for the year ended May 31, 2006 was $57 million, compared to $124 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to exclude the derivative forward value and foreign currency adjustments in its adjusted operating margin.

Gain on Sale of Building and Land
On October 18, 2005, CFC sold its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. for $85 million. The assets had a net book value of $40 million, thus generating a total gain of $43 million during the year ended May 31, 2006, net of $2 million in closing and other related costs.

Net Margin
The change in the line items described above resulted in a decrease in net margin of $27 million for the year ended May 31, 2006 from the prior year period. The adjusted net margin, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $97 million, compared to $122 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net margin. Adjusted net margin excluding the $43 million gain on the sale of the building and land for the year ended May 31, 2006 was $54 million, a decrease of $68 million from the prior year.

Fiscal Year 2005 versus 2004 Results
The following chart presents the results for the year ended May 31, 2005 versus May 31, 2004.

	For the year ended May 31,
(Dollar amounts in millions)	2005	2004	Increase/ (Decrease)
Operating income	$1,031	$1,010	$21
Cost of funds	(927)	(928)	1
Gross margin	104	82	22
Operating expenses:
General and administrative expenses	(49)	(47)	(2)
Rental and other income	6	6	-
Provision for loan losses	(16)	(55)	39
Recovery of guarantee losses	3	1	2
Total operating expenses	(56)	(95)	39

Results of operations of foreclosed assets	13	13	-
Impairment loss on foreclosed assets	-	(11)	11
Total gain on foreclosed assets	13	2	11

Derivative and foreign currency adjustments:
Derivative cash settlements	63	110	(47)
Derivative forward value	26	(229)	255
Foreign currency adjustments	(23)	(65)	42
Total gain (loss) on derivative and foreign currency adjustments	66	(184)	250

Operating margin (loss)	127	(195)	322
Income tax expense	(2)	(3)	1
Minority interest	(2)	(2)	-
Cumulative effect of change in accounting principle	-	22	(22)
Net margin (loss)	$123	$(178)	$301

TIER (1)	1.13	-
Adjusted TIER (2)	1.14	1.12

(1) For the year ended May 31, 2004, the Company reported a net loss prior to the cumulative effect of change in accounting principle of $200 million, thus the TIER calculation results in a value below 1.00.
(2) Adjusted to exclude the impact of the derivative forward value, foreign currency adjustments and minority interest from net margin and to include all derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

CFC's gross margin will increase or decrease due to changes in loan volume and the rate that it receives on its loans and pays on its sources of funding, respectively. CFC's loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to operating income, cost of funds and gross margin due to changes in loan volume versus changes to interest rates. The analysis is consistent with the May 31, 2005 and 2004 consolidated statements of operations. For comparability purposes, average daily loan volume is used as the denominator in calculating operating income yield, cost of funds rates and gross margin spread.

Management calculates an adjusted gross margin, which includes all derivative cash settlements, in its cost of funds. The following table also includes a breakout of the change to derivative cash settlements due to changes in the average notional amount of its derivative portfolio versus changes to the net difference between the average rate paid and the average rate received. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its cost of funds.

Volume Rate Variance Table
(Dollar amounts in millions)

	For the year ended May 31,
	2005			2004			Change due to
	Average Loan Balance	Income/ (Cost)	Rate	Average Loan Balance	Income/ (Cost)	Rate	Volume (1)	Rate (2)	Total
Operating Income
CFC	$15,494	$737	4.76%	$14,982	$674	4.50%	$23	$40	$63
RTFC	3,863	266	6.88%	4,809	308	6.40%	(60)	18	(42)
NCSC	481	28	5.77%	541	28	5.11%	(3)	3	-
Total	$19,838	$1,031	5.19%	$20,332	$1,010	4.97%	$(40)	$61	$21

Cost of funds
CFC	$15,494	$(647)	(4.18)%	$14,982	$(609)	(4.06)%	$(21)	$(17)	$(38)
RTFC	3,863	(261)	(6.75)%	4,809	(301)	(6.27)%	59	(19)	40
NCSC	481	(19)	(3.90)%	541	(18)	(3.26)%	2	(3)	(1)
Total	$19,838	$(927)	(4.67)%	$20,332	$(928)	(4.57)%	$40	$(39)	$1

Gross margin
CFC	$15,494	$90	0.58%	$14,982	$65	0.44%	$2	$23	$25
RTFC	3,863	5	0.13%	4,809	7	0.13%	(1)	(1)	(2)
NCSC	481	9	1.87%	541	10	1.85%	(1)	-	(1)
Total	$19,838	$104	0.52%	$20,332	$82	0.40%	$-	$22	$22

Derivative Cash Settlements (3)
CFC	$15,103	$65	0.43%	$16,616	$114	0.68%	$(11)	$(38)	$(49)
NCSC	71	(2)	(3.11)%	83	(4)	(4.38)%	1	1	2
Total	$15,174	$63	0.42%	$16,699	$110	0.66%	$(10)	$(37)	$(47)

Adjusted cost of funds (4)
Total	$19,838	$(864)	(4.35)%	$20,332	$(818)	(4.03)%	$30	$(76)	$(46)

(1)		Variance due to volume is calculated using the following formula: ((current average balance - prior year average balance) x prior year rate).
(2)		Variance due to rate is calculated using the following formula: ((current rate - prior year rate) x current average balance).
(3)		For derivative cash settlements, average loan balance represents the average notional amount of derivative contracts outstanding and the rate represents the net difference between the average rate paid and the average rate received for cash settlements during the period.
(4)		See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its cost of funds.

Operating Income
Total operating income reported on the consolidated statements of operations and shown in the chart above includes the following:

	For the year ended May 31,
	2005		2004
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest income (1)	$968	4.88%	$976	4.80%	$(8)
Investment income (2)	3	0.01%	1	0.01%	2
Conversion fees (3)	18	0.09%	24	0.12%	(6)
Make-whole and prepayment fees (4)	36	0.18%	2	0.01%	34
Commitment fees (5)	2	0.01%	3	0.01%	(1)
Guarantee fees (6)	4	0.02%	3	0.01%	1
Other fees (7)	-	-	1	0.01%	(1)
Total operating income	$1,031	5.19%	$1,010	4.97%	$21

(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash.
(3) Conversion fees are deferred and recognized using the interest method over the remaining term of the original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion which is recognized immediately.
(4) Make-whole and prepayment fees are charged for the early repayment of principal in full and recognized when collected
(5) Commitment fees are charged only on RTFC loan commitments and in most cases are refundable on a prorata basis according to the amount of the loan commitment that is advanced. Such refundable fees are deferred and then recognized in full if the loan is not advanced prior to the expiration of the commitment.
(6) Guarantee fees are charged based on the amount, type and term of the guarantee. Guarantee fees are deferred and amortized using the straight-line method into operating income over the life of the guarantee.
(7) Other fees include late payment fees charged on late loan payments and recognized when collected and other fees associated with loan origination and the syndication of loans that are deferred and amortized using the straight-line method.

Total operating income for the year ended May 31, 2005 represented an increase of $21 million or 2% from the prior year primarily due to the increase in fee income. Interest income decreased $8 million due to the impact of loans on non-accrual and lower loan volume offset by the increase to interest rates in the markets. During the year ended May 31, 2005, the Company raised variable interest rates by between approximately 210 basis points and 235 basis points depending on the loan program, while fixed interest rates remained relatively stable. For the year ended May 31, 2005, the Company had a reduction to interest income of $51 million due to non-accrual loans, compared to a reduction of $23 million for the prior year. The decrease in loan volume is due to the prepayment of RTFC loans during the year ended May 31, 2005.

Total fee and investment income earned during the year ended May 31, 2005 increased $29 million from the prior year. The increase to fee and investment income for the year ended May 31, 2005 was primarily due to an increase of $34 million in prepayment and make-whole fees. During the year ended May 31, 2005, there were significant loan prepayments that generated a large amount of prepayment and make-whole fees. The large loan prepayments that occurred during fiscal year 2005 do not represent normal business activity and are not anticipated to occur in the future.

The $63 million increase in CFC operating income was due to the increase in interest rates partly offset by the impact of non-accrual loans. The impact of non-accrual loans at CFC was a decrease in operating income of $27 million for fiscal year 2005, compared to a decrease of $23 million for the prior year. The impact of non-accrual loans on operating income is included in the rate variance in the chart above. The $42 million decrease in RTFC operating income was due to loan prepayments and the impact of rising interest rates partially offset by the impact of non-accrual loans. The impact of non-accrual loans on RTFC operating income was a decrease of $24 million for fiscal year 2005, compared to no reduction in the prior year.

Cost of Funds
Total cost of funds reported on the consolidated statements of operations and shown in the chart above includes the following:

	For the year ended May 31,
	2005		2004
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense (1)	$895	4.51%	$891	4.38%	$4
Debt issuance costs (2)	12	0.06%	12	0.06%	-
Derivative cash settlements, net (3)	8	0.04%	9	0.05%	(1)
Bank, dealer and trustee fees (4)	11	0.06%	9	0.05%	2
Loss on extinguishment of debt (5)	-	-	6	0.03%	(6)
Other fees (6)	1	-	1	-	-
Total cost of funds	$927	4.67%	$928	4.57%	$(1)

(1) Represents interest expense on all debt securities including members' subordinated certificates.
(2) Includes amortization of all deferred charges related to debt issuance, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.
(3) Represents the net cost related to swaps that qualify for hedge treatment plus the accrual from the date of the last settlement to the current period end.
(4) Includes various fees related to funding activities, including fees paid to banks participating in the Company's revolving credit agreements, fees paid to dealers related to commercial paper issuance and bond trustee fees. Fees are recognized as incurred or amortized on a straight line basis over the life of the respective agreement.
(5) Represents the loss on the early retirement of debt.
(6) Represents fees associated with NCSC's consumer loan program and other fees.

The total cost of funding for the year ended May 31, 2005 was consistent with the prior year as the increase to interest rates in the markets was offset by lower loan volume and fee expenses. The adjusted cost of funds, which includes all derivative cash settlements, for fiscal year 2005 increased by $46 million compared to the prior year due to the decrease in derivative cash settlements. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its cost of funds. The $47 million decrease in derivative cash settlements includes $22 million of fees paid to counterparties for the termination of interest rate exchange agreements used as funding for the loans that were prepaid during the year ended May 31, 2005.

Gross Margin
The change in the line items described above resulted in an increase in gross margin of $22 million for the year ended May 31, 2005 compared to the prior year period. The adjusted gross margin, which includes all derivative cash settlements, for the year ended May 31, 2005 was $167 million, a decrease of $25 million from the prior year. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its cost of funds, and therefore gross margin.

Operating Expenses
General and administrative expenses for the year ended May 31, 2005 were $49 million compared to $47 million for the year ended May 31, 2004. General and administrative expenses represented 25 basis points of average loan volume for the year ended May 31, 2005, an increase of 2 basis points as compared to 23 basis points for the prior year period.

The loan loss provision of $16 million for the year ended May 31, 2005 represented a decrease of $39 million from the provision of $55 million for the prior year period. The Company's loan loss provision of $16 million at May 31, 2005 was due to an increase in the calculated impairments of $171 million offset by a decrease of $97 million for high risk loans and a reduction of $58 million to the allowance for all other loans. The increase to the calculated impairments was due to both an increase in the principal balance of loans classified as impaired and to an increase in the variable interest rates at May 31, 2005 as compared to the prior year. The decrease to the allowance for high risk loans was due to one borrower which moved from high risk to impaired due to ongoing litigation. The reduction to the allowance for all other loans was primarily due to a significant reduction in the balance of loans outstanding at May 31, 2005 as compared to the prior year. The $16 million loan loss provision was recorded at CFC during the year ended May 31, 2005. Under an agreement with RTFC and NCSC, CFC will reimburse both companies for loan losses, with the exception of the NCSC consumer loan and grant programs. There was no loan loss provision required at NCSC during the year ended May 31, 2005. The NCSC loan loss allowance decreased by approximately $1 million due to a decrease in the principal balance of NCSC consumer loans.

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

Foreign Currency Adjustment
There was a decrease in the expense recorded as a foreign currency adjustment of $42 million for the year ended May 31, 2005 as compared to the year ended May 31, 2004 due to the change in currency exchange rates. Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar caused the value of foreign denominated debt outstanding to fluctuate. An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

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

Operating Results as a Percentage of Average Loans Outstanding
The following is a summary of the Company's operating results as a percentage of average loans outstanding for the fiscal years ended May 31, 2006, 2005 and 2004.

	2006	2005	2004
Operating income	5.48%	5.19%	4.97%
Cost of funds	(5.23)%	(4.67)%	(4.57)%
Gross margin	0.25%	0.52%	0.40%
Operating expenses:
General and administrative expenses	(0.28)%	(0.25)%	(0.23)%
Rental and other income	0.01%	0.03%	0.03%
Provision for loan losses	(0.13)%	(0.08)%	(0.27)%
Recovery of guarantee losses	0.01%	0.02%	-
Total operating expenses	(0.39)%	(0.28)%	(0.47)%

Results of operations of foreclosed assets	0.08%	0.07%	0.06%
Impairment loss on foreclosed assets	-	-	(0.05)%
Total gain on foreclosed assets	0.08%	0.07%	0.01%

Derivative cash settlements	0.37%	0.32%	0.54%
Derivative forward value	0.16%	0.13%	(1.12)%
Foreign currency adjustments	(0.13)%	(0.12)%	(0.32)%
Total gain (loss) on derivative and foreign currency adjustments	0.40%	0.33%	(0.90	) %

Operating margin (loss)	0.34%	0.64%	(0.96)%
Income tax expense	(0.01)%	(0.01)%	(0.02)%
Minority interest	(0.04)%	(0.01)%	(0.01)%
Gain on sale of building and land	0.23%	-	-
Cumulative effect of change in accounting principle	-	-	0.11%
Net margin (loss)	0.52%	0.62%	(0.88	) %
Adjusted gross margin (1)	0.62%	0.84%	0.94%
Adjusted operating margin (2)	0.31%	0.63%	0.48%

(1) Adjusted to include derivative cash settlements in the cost of funds. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.
(2) Adjusted to exclude derivative forward value and foreign currency adjustments from the operating margin (loss). See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

Ratio of Earnings to Fixed Charges
The following chart provides the calculation of the ratio of earnings to fixed charges for the years ended May 31, 2006, 2005 and 2004. The ratio of earnings to fixed charges is the same calculation as TIER. See the Results of Operations for discussion on TIER and adjustments that the Company makes to the TIER calculation.

(Dollar amounts in millions)	2006	2005	2004
Margin (loss) prior to cumulative effect of
change in accounting principle	$96	$123	$(200)
Add: fixed charges	963	927	928

Margins available for fixed charges	$1,059	$1,050	$728

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$963	$927	$928

Ratio of margins to fixed charges (1)	1.10	1.13	-

(1) For the year ended May 31, 2004, earnings were insufficient to cover fixed charges by $200 million.

Financial Condition

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

The following chart summarizes loans by type and by segment at May 31:

	Loans by Type
(Dollar amounts in millions)	2006		2005
Long-term loans (1):
Long-term fixed rate loans	$14,763	80%	$12,936	68%
Long-term variable rate loans	2,570	14%	5,009	27%
Total long-term loans	17,333	94%	17,945	95%
Short-term loans (2)	1,028	6%	1,027	5%
Total loans	$18,361	100%	$18,972	100%

	Loans by Segment
(Dollar amounts in millions)	2006		2005
CFC:
Distribution	$12,859	70%	$12,729	67%
Power supply	2,811	15%	2,641	14%
Statewide and associate	125	1%	135	1%
CFC Total	15,795	86%	15,505	82%
RTFC	2,162	12%	2,992	16%
NCSC	404	2%	475	2%
Total	$18,361	100%	$18,972	100%
______________________________
(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured intermediate-term and line of credit loans that are subject to interest rate adjustment monthly or semi-monthly.

The Company's loans outstanding have decreased $611 million or 3% during the year ended May 31, 2006 as a result of loan prepayments by RTFC borrowers. Long-term fixed rate loans at May 31, 2006 and 2005 represented 85% and 72%, respectively, of total long-term loans. Loans converting from a variable rate to a fixed rate for the year ended May 31, 2006 totaled $1,754 million, which was offset by $77 million of loans that converted from a fixed rate to a variable rate. This resulted in a net conversion of $1,677 million from a variable rate to a fixed rate for the year ended May 31, 2006. For the year ended May 31, 2005, loans converting from a fixed rate to a variable rate totaled $700 million, which was offset by $690 million of loans that converted from a variable rate to a fixed rate. This resulted in a net conversion of $10 million from a fixed rate to a variable rate for the year ended May 31, 2005.

The following chart summarizes loans and guarantees outstanding by segment at May 31:

(Dollar amounts in millions)	2006		2005		2004
CFC:
Distribution	$12,929	67%	$12,771	64%	$12,597	58%
Power supply	3,733	19%	3,707	18%	3,815	18%
Statewide and associate	158	1%	177	1%	246	1%
CFC Total	16,820	87%	16,655	83%	16,658	77%
RTFC	2,162	11%	2,992	15%	4,643	21%
NCSC	458	2%	483	2%	519	2%
Total	$19,440	100%	$20,130	100%	$21,820	100%

The following table summarizes the RTFC segment loans and guarantees outstanding as of May 31:

(Dollar amounts in millions)	2006		2005		2004
Rural local exchange carriers	$1,815	84%	$2,358	79%	$3,615	78%
Cable television providers	179	8%	169	6%	176	4%
Long distance carriers	89	5%	135	5%	340	7%
Fiber optic network providers	41	2%	67	2%	168	4%
Competitive local exchange carriers	28	1%	45	1%	62	1%
Wireless providers	5	-	211	7%	267	6%
Other	5	-	7	-	15	-
Total	$2,162	100%	$2,992	100%	$4,643	100%

The Company's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At May 31, 2006, 2005 and 2004, loans and guarantees outstanding to members in any one state or territory did not exceed 16%, 16% and 17%, respectively, of total loans and guarantees outstanding.

Credit Concentration
CFC, RTFC and NCSC each have policies that limit the amount of credit that can be extended to individual borrowers or a controlled group of borrowers. The credit limitation policies set the limit on the total exposure and unsecured exposure to the borrower based on an assessment of the borrower's risk profile and the Company's internal risk rating system. As a member owned cooperative, the Company makes best efforts to balance meeting the needs of its member/owners and mitigating the risk associated with concentrations of credit exposure. The respective boards of directors must approve new credit requests from a borrower with a total exposure or unsecured exposure in excess of the limits in the policy. Management of credit concentrations may include the use of syndicated credit agreements.

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

At May 31, 2006 and 2005, the total exposure outstanding to any one borrower or controlled group did not exceed 3.0% of total loans and guarantees outstanding. At May 31, 2006, the ten largest borrowers included four distribution systems, five power supply systems and one telecommunications system. At May 31, 2005, the ten largest borrowers included four distribution systems, three power supply systems and three telecommunications systems. The following chart shows the exposure to the ten largest borrowers as a percentage of total exposure at May 31:

	2006		2005
(Dollar amounts in millions)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$3,140	17%	$3,412	18%
Guarantees	267	25%	227	20%
Total credit exposure	$3,407	18%	$3,639	18%

Total by segment:
CFC	$2,856	17%	$2,523	15%
RTFC	488	23%	1,096	37%
NCSC	63	14%	20	4%
Total credit exposure	$3,407	18%	$3,639	18%

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

The following table summarizes the Company's unsecured credit exposure by type and by segment at May 31:

	2006		2005
(Dollar amounts in millions)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$1,554	8%	$1,516	8%
Guarantees	144	13%	98	8%
Total credit exposure	$1,698	9%	$1,614	8%

Total by segment:
CFC	$1,358	8%	$1,281	8%
RTFC	241	11%	244	8%
NCSC	99	22%	89	18%
Total credit exposure	$1,698	9%	$1,614	8%

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria are met:
*	principal or interest payments on any loan to the borrower are past due 90 days or more,
*	as a result of court proceedings, repayment on the original terms is not anticipated, or
*	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, CFC typically places the loan on non-accrual status and reverses all accrued and unpaid interest back to the date of the last payment. The Company generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition. At May 31, 2006 and 2005, the Company had non-performing loans outstanding in the amount of $578 million and $617 million, respectively. All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At May 31, 2006 and 2005, non-performing loans include $488 million and $475 million, respectively, to ICC. ICC is a diversified telecommunications company and RTFC borrower headquartered in St. Croix, United States Virgin Islands ("USVI"). Through its subsidiaries, ICC provides wire line local telephone service, long-distance telephone services, cable television service and/or wireless telephone service. All loans to ICC have been on non-accrual status since February 1, 2005. ICC has not made debt service payments to the Company since June 2005.

RTFC is the primary secured lender to ICC. RTFC's collateral for the loans includes (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC, (ii) a direct pledge of 100% of the voting stock of Vitelco, (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC's other operating subsidiaries and certain of its parent entities, including Emcom and ICC-LLC, and (iv) a personal guaranty of the loans from ICC's indirect majority shareholder and chairman, Prosser.

Beginning on June 1, 2004, RTFC filed a series of lawsuits against ICC, Prosser and others for failure to comply with the terms of ICC's loan agreement with RTFC dated August 27, 2001 as amended on April 4, 2003 (hereinafter, the "RTFC Lawsuits"). In response to the RTFC Lawsuits, ICC, Vitelco and Prosser denied liability and asserted claims, by way of counterclaim and by filing its own lawsuits against RTFC, CFC and certain of RTFC's officers, seeking various remedies, including reformation of the loan agreement, injunctive relief, and damages. The remedies were based on various theories including a claim that RTFC breached an alleged funding obligation for the settlement of litigation brought by Emcom shareholders (the "Greenlight Entities") against ICC-LLC, ICC and some of ICC's directors, and a claim that Emcom and ICC-LLC were entitled to contribution from RTFC and CFC in connection with judgments that the Greenlight Entities had been awarded (the "ICC Claims," together with the RTFC Lawsuits, the "Loan Litigation"). Venue of the Loan Litigation ultimately was fixed in the District Court for the District of the Virgin Islands.

On February 10, 2006, Greenlight filed petitions for involuntary bankruptcy against Prosser, Emcom and ICC-LLC in the United States Bankruptcy Court for the District of Delaware. RTFC has appeared in the proceedings as a party-in-interest in accordance with the provisions of the United States Bankruptcy Code. The alleged debtors have filed motions seeking change of venue and dismissal of the involuntary petitions. In addition, Emcom and ICC-LLC have moved to require Greenlight to post a bond to indemnify them for damages in the event the involuntary bankruptcy proceedings are dismissed. RTFC has filed responses seeking denial of all such motions.

On April 26, 2006, RTFC reached a settlement of the Loan Litigation with ICC, Vitelco, ICC-LLC, Emcom, their directors and Prosser, individually. Under the settlement, RTFC obtained entry of judgments in the District Court for the District of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million. RTFC also obtained dismissals with prejudice of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and CFC. Various parties also reached agreement for ICC to satisfy the RTFC judgments in the third quarter of calendar year 2006, subject to certain terms and conditions. In the event that does not occur, RTFC intends to pursue collection of the judgments.

On July 31, 2006, ICC-LLC, and Emcom each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division, and Prosser, individually, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Virgin Islands. Each of the debtors is obligated to RTFC, for certain obligations of ICC, including court judgments, to RTFC.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at May 31, 2006.

Non-performing loans at May 31, 2006 and 2005 include a total of $90 million and $135 million, respectively, to VarTec. VarTec is a telecommunications company and RTFC borrower located in Dallas, Texas. RTFC is VarTec's principal senior secured creditor. At May 31, 2006 and 2005, all loans to VarTec were on non-accrual status, resulting in the application of all payments received against principal.

VarTec filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004. On July 29, 2005, the court approved a sale of VarTec's remaining operating assets (the "Domestic Assets Sale"). In August 2005, RTFC received $32 million representing partial payment of proceeds from the Domestic Assets Sale. Final proceeds from the closing of the Domestic Assets Sale were received in June 2006 totaling $40 million. Pursuant to court order, all net proceeds of asset sales, including the Domestic Assets Sale, have been provisionally applied to RTFC's secured debt. The application is subject to third parties' rights, if any, superior to RTFC's rights and liens, and to further court order to require the return of such funds for use as cash collateral under the Bankruptcy Code. On June 19, 2006, the Chapter 11 proceedings were converted to Chapter 7 proceedings and a Chapter 7 trustee was appointed for each of the estates.

On June 10, 2005, the Official Committee of Unsecured Creditors (the "UCC") initiated an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. As a result of the conversion of the proceedings to Chapter 7, the UCC has been dissolved and the Chapter 7 trustee is now the plaintiff in the adversary proceedings. The adversary proceeding asserts the following claims: (i) that RTFC may have engaged in wrongful activities prior to the filing of the bankruptcy proceeding (e.g., RTFC had "control" over VarTec's affairs, RTFC exerted "financial leverage" over VarTec and is liable for VarTec's "deepening insolvency"); (ii) that RTFC's claims against VarTec should be equitably subordinated to the claims of other creditors because of the alleged wrongful activities; and (iii) that certain payments made by VarTec to RTFC and certain liens granted to RTFC are avoidable as preferences or fraudulent transfers or should otherwise be avoided and re-distributed for the benefit of VarTec's bankruptcy estates. The adversary proceeding identifies payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On December 16, 2005, the Court issued an order dismissing the "deepening insolvency" claim against RTFC. Trial, if necessary, on the merits of the remaining claims is currently scheduled for March 5, 2007. The trial date is subject to change.

On October 14, 2005, the Bankruptcy Court approved an administrative DIP facility from RTFC in the amount of $9 million, of which $9 million was outstanding as of May 31, 2006. The DIP facility was extended on March 17, 2006, but RTFC has no obligation to fund beyond those budgeted expenses which accrued prior to June 15, 2006. However, RTFC may consider providing the estate with further DIP funding to pursue the collection of various claims.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to VarTec at May 31, 2006.

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

At May 31, 2006 and 2005, restructured loans totaled $630 million and $601 million, respectively. A total of $569 million and $594 million of restructured loans were on non-accrual status with respect to the recognition of interest income at May 31, 2006 and 2005, respectively.

At May 31, 2006 and 2005, the Company had $569 million and $594 million, respectively, of loans outstanding to Denton County Electric Cooperative, Inc. d/b/a CoServ Electric ("CoServ"). All CoServ loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at May 31, 2006 and 2005 represented 2.9% of the Company's total loans and guarantees outstanding.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at May 31, 2006.

Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama. Pioneer had also invested in a propane gas operation, which it recently sold. Pioneer has experienced deterioration in its financial condition as a result of losses in the gas operation. At May 31, 2006, CFC had a total of $54 million in loans outstanding to Pioneer. Pioneer was current with respect to all debt service payments at May 31, 2006. CFC is the principal creditor to Pioneer.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at May 31, 2006.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change. The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At May 31, 2006 and 2005, CFC had impaired loans totaling $1,201 million and $1,208 million, respectively. At May 31, 2006 and 2005, CFC had specifically reserved a total of $447 million and $404 million, respectively, to cover impaired loans.

NON-PERFORMING AND RESTRUCTURED LOANS

(Dollar amounts in millions)	May 31, 2006	May 31, 2005	May 31, 2004
Non-performing loans	$578	$617	$341
Percent of loans outstanding	3.15%	3.25%	1.66%
Percent of loans and guarantees outstanding	2.97%	3.06%	1.57%

Restructured loans	$630	$601	$618
Percent of loans outstanding	3.43%	3.17%	3.02%
Percent of loans and guarantees outstanding	3.24%	2.99%	2.83%

Total non-performing and restructured loans	$1,208	$1,218	$959
Percent of loans outstanding	6.58%	6.42%	4.68%
Percent of loans and guarantees outstanding	6.21%	6.05%	4.40%

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

Management makes recommendations to the board of directors of CFC regarding write-offs of loan balances. In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and the collateral securing the borrower's loans. Since inception in 1969, write-offs totaled $150 million and recoveries totaled $33 million for a net loss amount of $117 million. In the past five fiscal years, write-offs totaled $51 million and recoveries totaled $16 million for a net loan loss of $35 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below for the years ended May 31:

	For the year ended May 31,
(Dollar amounts in millions)	2006	2005	2004
Beginning balance	$590	$574	$511
Provision for loan losses	23	16	55
Change due to consolidation (1)	-	-	6
Net (write-offs) recoveries	(2)	-	2
Ending balance	$611	$590	$574

Loan loss allowance by segment:
CFC	$610	$589	$572
NCSC	1	1	2
Total	$611	$590	$574

As a percentage of total loans outstanding	3.33%	3.11%	2.80%
As a percentage of total non-performing loans outstanding	105.71%	95.62%	168.33%
As a percentage of total restructured loans outstanding	96.98%	98.17%	92.88%

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

The Company's loan loss allowance increased $21 million from May 31, 2005 to May 31, 2006. Within CFC's loan loss allowance at May 31, 2006 as compared to the prior year end, there was an increase in the calculated impairments of $43 million offset by a decrease of $10 million for high risk loans and $12 million to the allowance for all other loans. The increase to the calculated impairments was primarily due to an increase in the variable interest rates at May 31, 2006 as compared to May 31, 2005. The reduction to the allowance for all other loans was due to a decrease in the balance of loans outstanding at May 31, 2006 as compared to May 31, 2005.

Liabilities, Minority Interest and Equity

Outstanding Debt
The following chart provides a breakout of debt outstanding at May 31:

(Dollar amounts in millions)	2006	2005	Increase/ (Decrease)
Short-term debt:
Commercial paper (1)	$3,255	$4,261	$(1,006)
Bank bid notes	100	100	-
Long-term debt with remaining maturities less than one year	1,594	3,551	(1,957)
Foreign currency valuation account	245	40	205
Subordinated deferrable debt with remaining maturities less than one year	150	-	150
Total short-term debt	5,344	7,952	(2,608)
Long-term debt:
Collateral trust bonds	3,847	2,946	901
Notes payable	2,575	91	2,484
Medium-term notes	4,220	5,444	(1,224)
Foreign currency valuation account	-	221	(221)
Total long-term debt	10,642	8,702	1,940
Subordinated deferrable debt	486	685	(199)
Members' subordinated certificates:
Membership certificates	651	663	(12)
Loan certificates	641	679	(38)
Guarantee certificates	136	149	(13)
Total members' subordinated certificates	1,428	1,491	(63)

Total debt outstanding	$17,900	$18,830	$(930)

38

	2006	2005
Percentage of fixed rate debt (2)	83%	67%
Percentage of variable rate debt (3)	17%	33%
Percentage of long-term debt	70%	58%
Percentage of short-term debt	30%	42%

(1) Includes $267 million and $271 million related to the daily liquidity fund at May 31, 2006 and 2005, respectively.
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

Other information with regard to short-term debt at May 31 is as follows:

(Dollar amounts in thousands)	2006	2005	2004
Weighted average maturity outstanding at year-end:
Short-term debt (1)	26 days	22 days	20 days
Long-term debt maturing within one year	203 days	294 days	162 days
Total	92 days	145 days	76 days
Average amount outstanding during the year:
Short-term debt (1)	$3,204,852	$4,355,579	$3,173,167
Long-term debt maturing within one year	3,502,026	1,834,883	2,913,723
Total	6,706,878	6,190,462	6,086,890
Maximum amount outstanding at any month-end during the year:
Short-term debt (1)	4,208,796	4,816,367	3,758,428
Long-term debt maturing within one year	4,031,102	3,591,374	3,427,560

(1) Includes the daily liquidity fund and bank bid notes and does not include long-term debt due in less than one year.

Total debt outstanding at May 31, 2006 decreased as compared to May 31, 2005 due primarily to decreases of $611 million to loans outstanding and $158 million to cash and cash equivalents. The decrease to loan volume reduces the amount of debt required to fund loans. During the year ended May 31, 2006, CFC used cash to pay down short-term debt. Short-term debt decreased due to the maturity of $2,449 million of collateral trust bonds during the year ended May 31, 2006. In addition, CFC further reduced its reliance on the dealer commercial paper markets, reducing the amounts outstanding from $2,873 million at prior year-end to $1,658 million at May 31, 2006. The reduction to dealer commercial paper is a result of borrower loan repayments and the Company's two new private funding sources, $500 million of notes to Farmer Mac and the advance of $2 billion on FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program. Long-term debt increased due to these new private funding sources and due to the issuance of $1,000 million in extendible floating rate collateral trust bonds which were used to refinance a portion of the collateral trust bonds which matured during the year.

In December 2005, CFC repurchased $37 million of the 5.95% subordinated deferrable debt securities due 2045 and $12 million of the 6.10% subordinated deferrable debt securities due 2044. CFC recognized a net gain of $2 million on the early redemption of the subordinated deferrable debt securities. The net gain on the redemption was comprised of a gain of $3 million as the securities were redeemed below their par value, offset by the write-off of $1 million of unamortized issurance costs recorded in cost of funds. Subsequent to the end of the year on June 15, 2006, the Company redeemed the 7.625% subordinated deferrable debt securities due 2050 totaling $150 million. The Company redeemed these securities at par and recorded a charge of $5 million in cost of funds for the unamortized issuance costs.

At May 31, 2006 and 2005, the Company had a total of $960 million and $1,366 million, respectively, of foreign denominated debt. As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt for the current period is reported on the consolidated statements of operations as foreign currency adjustments. At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. At May 31, 2006 and 2005, the reported amount of foreign denominated debt includes a valuation adjustment of $245 million and $261 million, respectively due to changes in the value of the Euro and Australian dollar versus the U.S. dollar since the time the debt was issued.

The decrease to members' subordinated certificates of $63 million for the year ended May 31, 2006 is primarily due to $133 million applied toward loan prepayments, amortization and maturities and a $13 million reduction to a borrower's unissued membership certificates offset by the purchase of $83 million of new certificates.

Minority Interest
Minority interest on the consolidated balance sheets at May 31, 2006 was $22 million, an increase of $3 million from the balance of $19 million at May 31, 2005. During the years ended May 31, 2006, 2005 and 2004 the balance of minority interest has been adjusted by minority interest net margins less the offset of unretired RTFC patronage capital against loans outstanding to certain impaired and high risk borrowers and the retirement of patronage capital to RTFC members in January of each fiscal year.

Equity
The following chart provides a breakout of the equity balances at May 31:

(in millions)	2006	2005	Increase/ (Decrease)
Membership fees	$1	$1	$-
Education fund	1	1	-
Members' capital reserve	157	164	(7)
Allocated net margin	386	358	28
Total members' equity	545	524	21
Prior years cumulative derivative forward
value and foreign currency adjustments	229	225	4
Current period derivative forward value (1)	23	27	(4)
Current period foreign currency adjustments	(22)	(23)	1
Total retained equity	775	753	22
Accumulated other comprehensive income	13	16	(3)
Total equity	$788	$769	$19

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

At May 31, 2006, equity totaled $788 million, an increase of $19 million from May 31, 2005. During the year ended May 31, 2006, CFC retired $71 million of patronage capital to its members, patronage capital totaling $2 million was applied against the outstanding loan balance of an impaired borrower and a reduction to accumulated other comprehensive income related to derivatives of $3 million which was offset by net margin of $96 million.

Contractual Obligations
The following table summarizes the long-term contractual obligations at May 31, 2006 and the scheduled reductions by fiscal year.

(in millions)						More than 5
Instrument	2007	2008	2009	2010	2011	Years	Total
Short-term debt (1)	$1,989	$-	$-	$-	$-	$-	$1,989
Long-term debt	-	2,140	1,018	1,488	511	5,485	10,642
Subordinated deferrable debt	-	-	-	-	-	486	486
Members' subordinated certificates (2)	19	12	19	5	14	1,051	1,120
Operating leases (3)	3	3	1	-	-	-	7
Contractual interest on long-term debt (4)	1,485	568	502	426	386	4,741	8,108
Total contractual obligations	$3,496	$2,723	$1,540	$1,919	$911	$11,763	$22,352

(1) Includes principal payments for subordinated deferrable debt to be called in June 2006 and long-term debt due in less than one year.
(2) Excludes loan subordinated certificates totaling $308 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $27 million. In fiscal year 2006, amortization represented 8% of amortizing loan subordinated certificates outstanding.
(3) Represents the payment obligation related to the Company's three-year lease of office space for its headquarters facility.
(4) Represents the interest obligation on the Company's debt based on terms and conditions at May 31, 2006.

Off-Balance Sheet Obligations
Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment at May 31:
			Increase/
(in millions)	2006	2005	(Decrease)
Total by type:
Long-term tax-exempt bonds	$608	$738	$(130)
Debt portions of leveraged lease transactions	-	12	(12)
Indemnifications of tax benefit transfers	124	142	(18)
Letters of credit	272	197	75
Other guarantees	75	69	6
Total	$1,079	$1,158	$(79)

Total by segment:
CFC	$1,025	$1,150	$(125)
NCSC	54	8	46
Total	$1,079	$1,158	$(79)

The decrease in total guarantees outstanding at May 31, 2006 compared to May 31, 2005 was due primarily to a $92 million prepayment and normal amortization on long-term tax-exempt bonds, the release of the obligation under the remaining leveraged lease transaction and normal amortization on tax benefit transfers offset by new letters of credit totaling $49 million to NCSC borrowers.

At May 31, 2006 and 2005, the Company had recorded a guarantee liability totaling $17 million and $16 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations.

The following table summarizes the off-balance sheet obligations at May 31, 2006 and the related principal amortization and maturities by fiscal year.

(in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2007	2008	2009	2010	2011	Years
Guarantees (1)	$ 1,079	$ 230	$ 80	$ 76	$ 66	$ 151	$ 476

(1) On a total of $572 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At May 31, 2006, the Company had unadvanced loan commitments totaling $12,780 million, a decrease of $1,086 million compared to the balance of $11,694 million at May 31, 2005. Unadvanced commitments are loans for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, it does not anticipate funding most of these commitments. Approximately 52% of the outstanding commitments at May 31, 2006 and 2005 were for short-term or line of credit loans. Substantially all above mentioned credit commitments contain material adverse change clauses, thus for a borrower to qualify for the advance of funds, the Company must be satisfied that there has been no material change since the loan was approved.

Unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included in the chart summarizing off-balance sheet obligations above. The Company has no obligation to advance amounts to a borrower that does not meet the minimum conditions as determined by CFC's credit underwriting policy in effect at the time the loan was approved. If there has been a material adverse change in the borrower's financial condition or the borrower has not satisfied other terms in the agreement, the Company is not required to advance funds. Therefore, unadvanced commitments are classified as contingent liabilities.

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at May 31, 2006 was 24.68, a decrease from 26.58 at May 31, 2005. The decrease in the leverage ratio is due to an increase of $19 million in total equity, a decrease of $903 million to total liabilities and a decrease of $79 million in guarantees as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Financial Condition".

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At May 31, 2006 and 2005, the adjusted leverage ratio was 6.38 and 6.50, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The decrease in the adjusted leverage ratio is due to a decrease in adjusted liabilities of $785 million and a decrease of $79 million in guarantees offset by the decrease of $86 million in adjusted equity. The decrease in adjusted liabilities is primarily due to a net decrease of $802 million in short-term and long-term debt excluding the foreign currency valuation account and subordinated deferrable debt to be called in June 2006. The decrease to adjusted equity is primarily due to the $71 million retirement of allocated margins and decreases of $49 million in subordinated deferrable debt and $63 million in members subordinated certificates offset by adjusted net margin totaling $97 million. In addition to the adjustments made to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt to equity ratio, based on this formula at May 31, 2006 was 23.31 a decrease from 25.07 at May 31, 2005. The decrease in the debt to equity ratio is due to the increase of $19 million to total equity and the decrease of $903 million to total liabilities as discussed under the Liabilities, Minority Interest and Equity section of "Financial Condition".

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At May 31, 2006 and 2005, the adjusted debt to equity ratio was 5.97 and 6.07, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation. The decrease in the adjusted debt to equity ratio is due to the decrease of $785 million in adjusted liabilities offset by the decrease of $86 million in adjusted equity.

Credit Ratings
The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings. The following table presents the Company's credit ratings at May 31, 2006.

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

Standard & Poor's Corporation, Moody's Investors Service, and Fitch Ratings have the Company's ratings on stable outlook.

Liquidity and Capital Resources
The following section will discuss the Company's sources and uses of liquidity. The Company's primary sources of liquidity include capital market debt issuance, private debt issuance, member loan principal repayments, member loan interest payments, a revolving bank line facility and member investments. The Company's primary uses of liquidity include loan advances, interest payments on debt, principal repayments on debt and patronage capital retirements. The Company feels that its sources of liquidity are adequate to cover the uses of liquidity.

Sources of Liquidity
Capital Market Debt Issuance
At May 31, 2006, the Company had effective registration statements covering $1,075 million of collateral trust bonds, $3,948 million of medium-term notes and $165 million of subordinated deferrable debt. The Company has Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market of which $1 billion and $3.6 billion, respectively, was remaining at May 31, 2006. The Company has Board authorization to issue $1.5 billion of medium-term notes in the Australian market of which $1.2 billion was remaining at May 31, 2006. In addition, the Company has a commercial paper program under which it sells commercial paper to investors in the capital markets. The amount of commercial paper that can be sold is limited to the amount of backup liquidity available under the Company's revolving credit agreement.

Private Debt Issuance
The Company has made use of two sources of private debt issuance during fiscal year 2006. In July 2005, the Company issued $500 million of notes to Farmer Mac due in 2008 and secured such issuance with the pledge of loans to distribution systems as collateral. The Company is also authorized to borrow up to $2.5 billion under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program. At May 31, 2006, the Company had a total of $2 billion of funding outstanding as part of the REDLG program, with remaining authority to borrow an additional $500 million.

Member Loan Repayments
There has been significant prepayment activity over the past two fiscal years in the telecommunications loan programs. It is not anticipated that there will be significant loan prepayments over the next few years. Amortization of long-term loans in each of the five fiscal years following May 31, 2006 and thereafter are as follows:

(in millions)	Amortization (1)
2007	$801
2008	834
2009	789
2010	817
2011	795
Thereafter	12,769

(1) Represents scheduled amortization based on current rates without consideration for loans that reprice. Excludes non-performing loans for which the scheduled amortization cannot be estimated.

Member Loan Interest Payments
During the year ended May 31, 2006, interest income on the loan portfolio was $971 million, representing an average yield of 5.28% as compared to 4.88% and 4.80% for the years ended May 31, 2005 and 2004, respectively. At May 31, 2006, 80% of the total loans outstanding had a fixed rate of interest and 20% of loans outstanding had a variable rate of interest. At May 31, 2006, a total of 6% of loans outstanding were on a non-accrual basis with respect to the recognition of interest income.

Bank Revolving Credit Facility
The following is a summary of the Company's revolving credit agreements at May 31:

(Dollar amounts in millions)	2006	2005	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,025	$-	March 21, 2007	0.05 of 1%

Five-year agreement	1,025	-	March 22, 2011	0.06 of 1%

Five-year agreement	1,975	1,975	March 23, 2010	0.09 of 1%

Three-year agreement	-	1,740	March 30, 2007	0.10 of 1%

364-day agreement (2)	-	1,285	March 22, 2006	0.07 of 1%

Total	$4,025	$5,000

(1) Facility fee determined by CFC's senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods. If converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.10 of 1% per annum.

Up-front fees of between 0.05 and 0.13 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at May 31, 2006, totaling in aggregate $3 million, which will be amortized on a straight-line basis over the life of the agreements. No upfront fees were paid to the banks for their commitment to the 364-day facility. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance. The utilization fees are 0.05 of 1% for the five-year agreement terminating on March 22, 2011 and the 364-day agreement and 0.10 of 1% for the five-year agreement terminating on March 23, 2010 outstanding at May 31, 2006.

Effective May 31, 2006 and 2005, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

For the purpose of calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net margin, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133 and 52. The adjusted times interest earned ratio ("TIER"), as defined by the agreements, represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. In addition to the non-cash adjustments related to SFAS 133 and 52, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest. Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest. Senior debt includes guarantees; however, it excludes:
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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the year ended May 31:

	Requirement	2006	2005

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.11	1.08

Minimum adjusted TIER at fiscal year end (1)	1.05	1.11	1.14

Maximum ratio of senior debt to total equity	10.00	6.26	6.30

(1)	The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Member Investments
At May 31, 2006 and 2005, members funded 19.2% and 17.7%, respectively, of total assets as follows:

	2006		2005
(Dollar amounts in millions)	Amount	% of Total (1)	Amount	% of Total (1)	Change
Commercial paper (2)	$1,451	45%	$1,260	30%	$191
Medium-term notes	255	4%	275	4%	(20)
Members' subordinated certificates	1,428	100%	1,491	100%	(63)
Members' equity (3)	545	100%	524	100%	21
Total	$3,679		$3,550		$129
Percentage of total assets	19.2%		17.7%
Percentage of total assets less derivative assets (3)	19.8%		18.2%

(1) Represents the percentage of each line item outstanding to CFC members.
(2) Includes $267 million and $271 million related to the daily liquidity fund at May 31, 2006 and 2005, respectively.
(3) See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

Uses of Liquidity
Loan Advances
Loan advances would come from new loans approved to members and from the unadvanced portion of loans that were approved prior to May 31, 2006. At May 31, 2006, the Company had unadvanced loan commitments totaling $12,780 million. The Company does not expect to advance the full amount of the unadvanced commitments at May 31, 2006. Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations. Approximately 52% of the outstanding commitments at May 31, 2006 were for short-term or line of credit loans. The Company anticipates that over the next twelve months, loan advances will be approximately equal to the scheduled loan repayments.

Interest Expense on Debt
For the year ended May 31, 2006, interest expense on debt was $942 million, representing 5.12% of the average loan volume for which the debt was used as funding. The interest expense on debt represented 4.51% and 4.38% of the average loan volume for which the debt was used as funding for the years ended May 31, 2005 and 2004, respectively. At May 31, 2006, a total of 83% of outstanding debt had a fixed interest rate and 17% of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following May 31, 2006 and thereafter is as follows:

	Amount	Weighted Average
(Dollar amounts in millions)	Maturing	Interest Rate
2007 (1)	$2,008	6.18%
2008	2,152	4.72%
2009	1,037	5.08%
2010	1,493	5.69%
2011	525	4.44%
Thereafter	7,022	6.07%
Total (2)	$14,237	5.71%

(1)	For the amount scheduled to mature in fiscal year 2007, $1,989 million has been presented as long-term debt due in one year under short-term debt and $19 million is presented in membership subordinated certificates.
(2)	Excludes loan subordinated certificates totaling $308 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $27 million. In fiscal year 2006, amortization represented 8% of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
The Company has made annual retirements of its allocated patronage capital in 26 of the last 27 years. In July 2006, the CFC board of directors approved the allocation of a total of $102 million from fiscal year 2006 net margin and the members' capital reserve to the CFC members. CFC is scheduled to make a cash payment of $84 million to its members as retirement of 70% of the amount allocated for fiscal year 2006 and 1/9th of the amount allocated for fiscal years 1991, 1992 and 1993.

Market Risk

The Company's primary market risks are interest rate risk and liquidity risk. The Company is also exposed to counterparty risk as a result of entering into interest rate, cross currency and cross currency interest rate exchange agreements.

Interest Rate Risk
The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have 15 to 35 year maturities. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 46). The interest rate risk is deemed minimal on variable rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans. At May 31, 2006 and 2005, 20% and 32%, respectively, of loans carried variable interest rates.

Matched Funding Policy
The Company measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At May 31, 2006, the Company had $14,557 million of fixed rate assets amortizing or repricing, funded by $12,751 million of fixed rate liabilities maturing during the next 30 years and $2,002 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $196 million, or 1.02% of total assets and 1.05% of total assets excluding derivative assets, represents the fixed rate debt and equity in excess of the fixed rate assets maturing during the next 30 years. Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans. The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans. Variable rate assets which reprice monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at May 31, 2006.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of May 31, 2006

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$1,858	$3,182	$2,361	$3,736	$2,463	$957	$14,557
Total assets	$1,858	$3,182	$2,361	$3,736	$2,463	$957	$14,557

Liabilities and members' equity:
Long-term debt	$2,075	$3,146	$2,485	$3,396	$1,156	$493	$12,751
Subordinated certificates	49	66	54	93	883	161	1,306
Members' equity (1)	150	28	25	112	78	303	696
Total liabilities and members' equity	$2,274	$3,240	$2,564	$3,601	$2,117	$957	$14,753

Gap (2)	$(416)	$(58)	$(203)	$135	$346	$-	$(196)
Cumulative gap	$(416)	$(474)	$(677)	$(542)	$(196)	$(196)
Cumulative gap as a % of total assets	(2.17)%	(2.47)%	(3.53)%	(2.83)%	(1.02)%	(1.02)%
Cumulative gap as a % of adjusted total assets (3)	(2.24)%	(2.55)%	(3.64)%	(2.91)%	(1.05)%	(1.05)%

(1)	Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed rate assets. See "Non-GAAP Financial Measures" for further explanation of why CFC uses members' equity in its analysis of the funding of its loan portfolio.
(2)	Assets less liabilities and members' equity.
(3)	Adjusted total assets represents total assets in the consolidated balance sheets less derivative assets.

Use of Derivatives
At May 31, 2006 and 2005, the Company was a party to interest rate exchange agreements with a total notional amount of $12,536 million and $13,693 million, respectively. The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk. The Company will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically change the interest rate from a variable rate to a fixed rate on $7,350 million as of May 31, 2006 and $6,643 million as of May 31, 2005 of debt used to fund long-term fixed rate loans. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $5,186 million and $7,050 million of long-term debt as of May 31, 2006 and 2005, respectively. The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of May 31, 2006 and 2005, the Company was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $716 million and $1,106 million, respectively, related to medium-term notes denominated in foreign currencies. Cross currency and cross currency interest rate exchange agreements with a total notional amount of $434 million and $824 million, respectively, at May 31, 2006 and 2005 in which the Company receives Euros and pays U.S. dollars, and $282 million at May 31, 2006 and 2005 in which the Company receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, $716 million of the cross currency interest rate exchange agreements at May 31, 2006 and 2005 synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

Liquidity Risk
The Company faces liquidity risk in the funding of its loan portfolio. The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are generally required to be paid down annually. On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity. At May 31, 2006, the Company has a total of $1,989 million of long-term debt maturing during the next twelve months. The Company funds the loan portfolio with a variety of debt instruments and its members' equity. The Company typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include the Company maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At May 31, 2006 and 2005, the Company had a total of $4.025 billion and $5 billion in revolving credit agreements and bank lines of credit. In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At May 31, 2006 and 2005, there was a total of $1,758 million and $2,973 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 10% and 16%, respectively, of the Company's total debt outstanding.

Counterparty Risk
The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings. At May 31, 2006 and 2005, the Company was a party to interest rate exchange agreements with notional amounts totaling $12,536 million and $13,693 million and cross currency and cross currency interest rate exchange agreements with notional amounts totaling $716 million and $1,106 million, respectively. To date, the Company has not experienced a failure of a counterparty to perform as required under any of these agreements. At the time counterparties are selected to participate in the Company's exchange agreements, the counterparty must be a participant in one of its revolving credit agreements. At May 31, 2006, the Company's interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor's Corporation.

The Company currently uses two types of interest rate exchange agreements: (1) the Company pays a fixed rate and receives a variable rate and (2) the Company pays a variable rate and receives a fixed rate. The following chart provides a breakout of the interest rate exchange agreements at May 31, 2006 by type of agreement.

(Dollar amounts in millions)	Notional Amount	Average Rate Paid	Average Rate Received
Pay fixed / receive variable	$7,350	4.11%	5.21%
Pay variable / receive fixed	5,186	6.76%	6.59%
Total	$12,536	5.20%	5.78%

Foreign Currency Risk
The Company may issue commercial paper, medium-term notes or bonds denominated in foreign currencies. For any such obligation issued, the Company expects to enter into a cross currency or cross currency interest rate exchange agreement with a highly-rated counterparty. At May 31, 2006, the Company had a total of $434 million and $282 million of medium-term notes denominated in Euros and Australian dollars, respectively, for which cross currency and cross currency interest rate exchange agreements were in place obligating the Company to pay interest and principal in U.S. dollars based on an exchange rate fixed at the date of issuance. At May 31, 2005, CFC had $824 million and $282 million of medium-term notes denominated in Euros and Australian dollars, respectively. The Company's foreign currency valuation account, which represents the change in the foreign exchange rate from the date of issuance to the reporting date, increased the debt balance by $245 million and $261 million at May 31, 2006 and 2005, respectively. The change in the value of the foreign denominated debt is reported in the consolidated statements of operations as foreign currency adjustments. The change in the fair value of cross currency exchange agreements that qualify for hedge accounting is initially recorded to accumulated other comprehensive income and then reclassified to foreign currency adjustments. The change in the fair value of the foreign denominated debt and the change in the fair value of the related cross currency and cross currency interest rate exchange agreements are approximately the same amount and offsetting in the consolidated statements of operations. The change in the fair value of the cross currency and interest rate exchange agreements that do not qualify for hedge accounting is recorded to the derivative forward value line.

Rating Triggers
The Company has certain interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. At May 31, 2006, there are rating triggers associated with $10,005 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,097 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $8,908 million.

At May 31, 2006, the Company 's exchange agreements subject to rating triggers had a derivative fair value of $45 million, comprised of $47 million that would be due to the Company and $2 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $322 million, comprised of $393 million that would be due to the Company and $71 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated. See chart on page 42 for CFC's senior unsecured credit ratings as of May 31, 2006.

For additional information of risks related to the Company's business, see Item 1A "Risk Factors".

Financial Instruments and Derivatives
All financial instruments to which the Company was a party at May 31, 2006 were entered into or contracted for purposes other than trading. The following table provides the significant balances and contract terms related to the financial instruments at May 31, 2006.

			Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding							Remaining
Instrument	Balance	Fair Value	2007	2008	2009	2010	2011	Years
Investments	$2	$2	$2	$-	$-	$-	$-	$-
Average rate	4.83%		4.83%	-	-	-	-	-
Long-term fixed rate loans (1)	14,491	12,115	670	693	664	674	674	11,116
Average rate	5.85%		5.64%	5.65%	5.67%	5.75%	5.81%	5.89%
Long-term variable rate loans (2)	1,645	1,645	122	129	110	127	105	1,052
Average rate (3)	7.35%		-	-	-	-	-	-
Intermediate-term loans (4)	6	6	2	1	2	1	-	-
Average rate	7.43%		7.83%	7.52%	6.92%	7.87%	-	-
Line of credit loans (5)	972	972	972	-	-	-	-	-
Average rate (3)	6.71%		6.71%	-	-	-	-	-
RUS Guaranteed FFB Refinance	39	39	2	2	2	2	3	28
Average rate (3)	5.32%		-	-	-	-	-	-
Non-performing loans (6)	578	352	-	-	-	-	-	578
Average rate (6)	-		-	-	-	-	-	-
Restructured loans (7)	630	312	8	9	13	13	14	573
Average rate (7)	0.62%		-	-	-	-	-	-
Liabilities and equity:
Short-term debt (8)	5,344	5,340	5,344	-	-	-	-	-
Average rate	5.48%		5.48%	-	-	-	-	-
Medium-term notes	4,220	4,451	-	126	277	1,272	8	2,537
Average rate	6.73%		-	4.04%	5.54%	5.73%	4.28%	7.51%
Collateral trust bonds	3,847	3,758	-	1,999	225	200	499	924
Average rate	5.00%		-	4.76%	5.75%	5.70%	4.39%	5.50%
Long-term notes payable	2,575	2,517	-	16	516	16	3	2,024
Average rate	5.17%		-	4.25%	4.64%	4.12%	8.11%	5.32%
Subordinated deferrable debt	486	463	-	-	-	-	-	486
Average rate	6.70%		-	-	-	-	-	6.70%
Subordinated certificates (9)	1,120	N/A	19	12	19	5	14	1,051
Average rate	4.21%		4.95%	4.85%	2.21%	1.48%	5.10%	4.23%

(1)	The principal amount of fixed rate loans is the total of scheduled principal amortizations without consideration for loans that reprice. Includes $216 million of loans guaranteed by RUS.
(2)	Long-term variable rate loans include $7 million of loans guaranteed by RUS.
(3)	Variable rates are set the first day of each month.
(4)	There is no scheduled amortization for intermediate-term variable rate loans.
(5)	The principal amount of line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.
(6)	The Company's non-performing loans are currently under litigation, therefore amortization schedule and interest accrual rate cannot be estimated for future periods.
(7)	Amortization based on expected repayment schedule. Interest accrual rate cannot be estimated for future periods.
(8)	Short-term debt includes commercial paper, bank bid notes and long-term debt due in less than one year.
(9)	Fair value has not been included as it is impracticable to develop a discount rate that measures fair value (see Note 13 to the consolidated financial statements). Excludes loan subordinated certificates totaling $308 million that amortize annually based on the outstanding balance of the related loan, therefore there is no scheduled amortization. Over the past three years, annual amortization on these certificates has averaged $27 million. In fiscal year 2006, amortization represented 8% of amortizing loan subordinated certificates outstanding.

The following table provides the notional amount, average rate paid, average rate received and maturity dates for the interest rate exchange agreements to which the Company was a party at May 31, 2006.

(Dollar amounts in millions)	Notional		Notional Amortization and Maturities
	Principal							Remaining
Instruments	Amount	Fair Value	2007	2008	2009	2010	2011	Years
Interest rate exchange agreements	$12,536	$235	$1,975	$884	$1,066	$2,045	$100	$6,466
Average rate paid	5.20%
Average rate received	5.78%

The following table provides the notional amount in U.S. dollars, average exchange rate and maturity dates for the cross currency and cross currency interest rate exchange agreements to which the Company was a party at May 31, 2006.

(Dollar amounts in millions)	Notional		Notional Amortization and Maturities
	Principal							Remaining
Instruments	Amount	Fair Value	2007	2008	2009	2010	2011	Years
Cross currency and cross currency
interest rate exchange agreements	$716	$259	$716	$-	$-	$-	$-	$-
Average exchange rate - Euro	1.153
Average exchange rate - Australian	1.506
dollar

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

Adjustments to the Calculation of the TIER Ratio
The Company's primary performance measure is TIER. TIER is calculated by adding the cost of funds to net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds. The TIER is a measure of the Company's ability to cover interest expense requirements on its debt. The Company adjusts the TIER calculation to add the derivative cash settlements to the cost of funds, to add minority interest net margin back to total net margin and to remove the derivative forward value and foreign currency adjustments from total net margin. Adding the cash settlements back to the cost of funds also has a corresponding effect on the Company's adjusted gross margin and adjusted operating margin. The Company makes these adjustments to its TIER calculation for the purpose of covenant compliance on its revolving credit agreements. The revolving credit agreements require the Company to achieve an average adjusted TIER ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless the Company has achieved an adjusted TIER ratio of at least 1.05 for the preceding fiscal year. The Company's average adjusted TIER for the past six quarters and the Company's adjusted TIER for the year ended May 31, 2006 was 1.11. CFC's goal is to maintain a minimum adjusted annual TIER of 1.10.

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

The implementation of SFAS 133 and foreign currency adjustments have also impacted the Company's total equity. The derivative forward value and foreign currency adjustments flow through the consolidated statements of operations as income or expense, increasing or decreasing the total net margin for the period. The total net margin or net loss for the period represents an increase or decrease, respectively, to total equity. As a result of implementing SFAS 133, the Company's total equity includes other comprehensive income, which represents estimated unrecognized gains and losses on derivatives. The other comprehensive income component of equity related to derivatives that qualify for hedge accounting does not flow through the consolidated statements of operations. As stated above, the derivative forward value and foreign currency adjustments do not represent current cash inflow or outflow. The other comprehensive income is also an estimate of future gains and losses and as such does not represent earnings that the Company can use to fund its loan portfolio. Financial measures calculated with members' equity, which is total equity excluding the impact of SFAS 133 and foreign currency adjustments, reflect management's perspective on its operations and thus, the Company believes that they represent a useful measure of its financial condition.

The following chart provides a reconciliation between cost of funds, gross margin, operating margin, and net margin and these financial measures adjusted to exclude the impact of SFAS 133 and foreign currency adjustments for the years ended May 31, 2006, 2005 and 2004.

	Year Ended May 31,
	2006	2005	2004
(in thousands)
Cost of funds	$(962,656)	$(926,790)	$(928,215)
Adjusted to include: Derivative cash settlements	67,603	63,044	110,087
Adjusted cost of funds	$(895,053)	$(863,746)	$(818,128)

Gross margin	$45,256	$104,063	$81,641
Adjusted to include: Derivative cash settlements	67,603	63,044	110,087
Adjusted gross margin	$112,859	$167,107	$191,728

Operating margin (loss)	$62,580	$127,032	$(194,584)
Adjusted to exclude: Derivative forward value	(29,054)	(26,320)	229,132
Foreign currency adjustments	22,594	22,893	65,310
Adjusted operating margin	$56,120	$123,605	$99,858

Margin (loss) prior to cumulative
effect of change in accounting principle	$95,746	$122,974	$(200,390)
Adjusted to include: Minority interest net margin	7,089	2,540	1,989
Adjusted to exclude: Derivative forward value	(29,054)	(26,320)	229,132
Foreign currency adjustments	22,594	22,893	65,310
Adjusted net margin	$96,375	$122,087	$96,041

TIER using GAAP financial measures is calculated as follows:

Cost of funds + net margin prior to cumulative
TIER =	effect of change in accounting principle
Cost of funds

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted cost of funds + adjusted net margin
Adjusted cost of funds

The following chart provides the TIER and adjusted TIER for the years ended May 31, 2006, 2005 and 2004.

	Year Ended May 31,
	2006	2005	2004
TIER (1)	1.10	1.13	-
Adjusted TIER	1.11	1.14	1.12

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

As a result of issuing foreign denominated debt and the implementation of SFAS 133 which discontinued the practice of recording the foreign denominated debt and the related currency exchange agreement as one transaction, the Company must adjust the value of such debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance in accordance with SFAS 52. At the time of issuance of all foreign denominated debt, the Company enters into a foreign currency exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The adjustments to the value of the debt on the consolidated balance sheets are reported on the consolidated statements of operations as foreign currency adjustments. The adjusted debt value at the reporting date does not represent the amount that the Company will ultimately pay to retire the debt, unless the current exchange rate is equal to the exchange rate in the related foreign currency exchange agreement or the counterparty fails to honor its obligations under the agreement. For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its leverage ratio by excluding the impact of foreign currency valuation adjustments from liabilities and equity. The leverage and debt to equity ratios adjusted to exclude the impact of SFAS 52 reflect management's perspective on its operations and thus, the Company believes that these are useful financial measures for investors.

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

The following chart provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures reflecting the adjustments noted above, as of the five years ended May 31, 2006.

	May 31,
(in thousands)	2006	2005	2004	2003	2002
Liabilities	$18,369,751	$19,272,901	$20,738,558	$20,208,203	$20,137,792
Less:
Derivative liabilities	(85,198)	(78,471)	(129,915)	(353,840)	(254,143)
Foreign currency valuation account	(244,955)	(260,978)	(233,990)	(325,810)	2,355
Debt used to fund loans guaranteed by RUS	(261,330)	(258,493)	(263,392)	(266,857)	(242,574)
Subordinated deferrable debt (5)	(636,440)	(685,000)	(550,000)	(650,000)	(600,000)
Subordinated certificates	(1,427,960)	(1,490,750)	(1,665,158)	(1,708,297)	(1,691,970)
Adjusted liabilities	$15,713,868	$16,499,209	$17,896,103	$16,903,399	$17,351,460

Total equity	$787,976	$768,761	$695,734	$930,836	$328,731
Less:
Prior year cumulative derivative forward value and
foreign currency adjustments (1)	(229,049)	(224,716)	(523,223)	(9,231)	-
Current period derivative forward value (2)(3)	(22,962)	(27,226)	233,197	(757,212)	(70,261)
Current period foreign currency adjustments	22,594	22,893	65,310	243,220	61,030
Accumulated other comprehensive (income) loss	(13,208)	(16,129)	12,108	46,763	72,556
Subtotal members' equity	545,351	523,583	483,126	454,376	392,056
Plus:
Subordinated certificates	1,427,960	1,490,750	1,665,158	1,708,297	1,691,970
Subordinated deferrable debt (4)	636,440	685,000	550,000	650,000	600,000
Minority interest (5)	21,894	18,652	21,165	-	-
Adjusted equity	$2,631,645	$2,717,985	$2,719,449	$2,812,673	$2,684,026

Guarantees	$1,078,980	$1,157,752	$1,331,299	$1,903,556	$2,056,385

(1) No adjustment for SFAS 133 was made prior to CFC's implementation of SFAS 133 in fiscal year 2002.
(2) Represents the derivative forward value (gain) loss recorded by CFC for the period.
(3) At May 31, 2002, amount includes $28 million related to the cumulative effect of change in accounting principle for the implementation of SFAS 133.
(4) At May 31, 2006, includes $150 million of subordinated deferrable debt classified in short-term debt.
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
Adjusted equity

The following chart provides the leverage and debt to equity ratios, as well as the adjusted ratios, as of the five years ended May 31, 2006. The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

	May 31,
	2006	2005	2004	2003	2002
Leverage ratio	24.68	26.58	31.72	23.75	67.51
Adjusted leverage ratio	6.38	6.50	7.07	6.69	7.23

Debt to equity ratio	23.31	25.07	29.81	21.71	61.26
Adjusted debt to equity ratio	5.97	6.07	6.58	6.01	6.46

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion on pages 45 to 50.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements, auditors' reports and quarterly financial results are included on pages 68 through 107 (see Note 17 to consolidated financial statements for a summary of the quarterly results of CFC's operations).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("the Exchange Act"). At the end of the period covered by this report, based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
The management of National Rural Utilities Cooperative Finance Corporation ("CFC") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. CFC's internal control system over financial reporting is designed under the supervision of management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. CFC's internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including but not limited to the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

CFC's management assessed the effectiveness of CFC's internal control over financial reporting as of May 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management believes that CFC maintained effective internal control over financial reporting as of May 31, 2006.

CFC's independent registered public accounting firm, Deloitte & Touche, LLP has issued an audit report on management's assessment and the effectiveness of CFC's internal control over financial reporting. This report appears on page 68.

By:	/s/ SHELDON C. PETERSEN	By:	/s/ STEVEN L. LILLY
	Sheldon C. Petersen		Steven L. Lilly
	Governor and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	August 25, 2006		August 25, 2006

By:	/s/ STEVEN L. SLEPIAN
Steven L. Slepian
Vice President and Controller
August 25, 2006

Item 9B. Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a)	Directors

		Director	Date present
Name	Age	since	term expires

Cletus Carter (President of CFC)	65	2001	2007
Terryl Jacobs (Vice President of CFC)	47	2002	2008
Roger Arthur (Secretary-Treasurer of CFC)	59	2003	2009
Roger A. Ball	61	2003	2009
Ronald Bergh	63	2005	2007
Darlene H. Carpenter	60	2001	2007
Harold Foley	72	2004	2007
Steven J. Haaven	55	2003	2009
Gary Harrison	45	2005	2009
Craig A. Harting	48	2002	2008
Jim Herron	49	2005	2008
Martin Hillert, Jr.	52	2004	2007
Tom Kirby	51	2002	2008
William A. Kopacz	59	2006	2009
Reuben McBride	59	2005	2008
Gale Rettkowski	60	2001	2009
Ronald P. Salyer	41	2003	2009
Darryl Schriver	41	2004	2007
J. David Wasson, Jr.	60	2006	2009
Charles Wayne Whitaker	56	2003	2009
Bobby W. Williams	69	2001	2007
Jack F. Wolfe, Jr.	62	2006	2007

(b)	Executive Officers
			Held present
Title	Name	Age	office since
President and Director	Cletus Carter	65	2006
Vice President and Director	Terryl Jacobs	47	2006
Secretary-Treasurer and Director	Roger Arthur	59	2006
Governor and Chief Executive Officer	Sheldon C. Petersen	53	1995
Senior Vice President of Member Services and General Counsel	John J. List	59	1997
Senior Vice President and Chief Financial Officer	Steven L. Lilly	56	1994
Senior Vice President of Operations	John T. Evans	56	1997
Senior Vice President of Corporate Relations	Richard E. Larochelle	53	1998
Senior Vice President of RTFC	Lawrence Zawalick	48	2000
Senior Vice President of Credit Risk Management	John M. Borak	61	2002

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

(e) (1) and (2) Business Experience and Directorships.

In accordance with Article IV of CFC's Bylaws, each candidate for election to the board of directors must be a trustee, director or manager of a member of CFC with the exception of the at-large position for the audit committee financial expert who may also be a Chief Financial Officer of a member of CFC.

Mr. Carter has served as a director of Tri-County Electric Cooperative in Hooker, OK since 1977. In addition, he has also been a director of the Oklahoma Association of Electric Cooperatives since 1992 and currently serves on the Government Relations Committee. He is a member of the RTFC Lender Advisory Council and is past president of Tri-County and Oklahoma Association of Electric Cooperatives. Mr. Carter has been the owner of High Plains Seeds since 1983 and co-owner of Triple C Cattle Company in Forgan, OK since 1998.

Ms. Jacobs has served as board secretary of Slope Electric Cooperative, Inc. in New England, ND since June 1999, and has been a director of the cooperative since 1996. She is a former member of the Resolutions Committee for Midwest Electric Consumers Association where she previously served as vice-chairperson. Ms. Jacobs is a member of the RTFC Lender Advisory Council. Ms. Jacobs has been an insurance agent since 1986 and has worked for Commercial Insurance Agency, Inc. since 2000.

Mr. Arthur has been a board member of Allamakee-Clayton Electric Cooperative in Postville, IA since 1992 and has served as president since 1993. Mr. Arthur is a director and former president of the Iowa Association of Electric Cooperatives and chairs the Regulatory Affairs Committee. He is a board member and secretary of the Cooperative Development Services of Iowa, Wisconsin and Minnesota and a director of the Fayette County Economic Development Commission. Mr. Arthur is a member of the RTFC Lender Advisory Council. Since 1972, Mr. Arthur has been owner and operator of Arthur's Country Place Inc, a family farm corporation.

Mr. Ball has been a board member of Powell Valley Electric Cooperative in New Tazewell, TN since 1988 and has served as president since 1995. Mr. Ball serves as vice chairman of the Claiborne County Industrial Development Board and is a member of the Claiborne County Planning Commission. He currently serves as president of the Workforce Investment Board for Service Delivery Area 2 of Tennessee. Since 1976, Mr. Ball has been owner/ broker of Ball Realty & Auction, specializing in development and management of commercial property.

Mr. Bergh has been director of Golden Valley Electric Association, Inc. in Fairbanks, AK since 1981 and served as president from 1984 to 1992. Mr. Bergh has represented Alaska's cooperative electric utilities on the National Rural Electric Cooperative Association ("NRECA") Board of Directors since 1990. Prior to becoming NRECA president in May 2005, he served as vice-president from March to May 2005 and secretary-treasurer from 2003 to 2004. Mr. Bergh was the owner/manager of Bergh Inc., a full service elevator contractor, in Fairbanks, AK from 1975 to 2000, and the owner of Alaska Lifts, an elevator repair company in Fairbanks, AK from 2000 to 2003. Mr. Bergh retired in 2003. He has been a director of Denali State Bank, Fairbanks, AK since 1985, and a director of AlasConnect, in Fairbanks, AK since 1999.

Ms. Carpenter has served on the Rappahannock Electric Cooperative Board since 1984 and was board chair from 1997 to 2000. At present, she holds position on the Audit Committee and the By-Laws Committee for Rappahannock Electric Cooperative. She has served on the Safety Committee of the VA, MD, DE Association of Electric Cooperatives since 1997. Starting in 1966, Ms. Carpenter was employed at what is currently known as Wachovia Bank NA in Culpeper, VA and served as vice president from 1999 to 2001 when she retired.

Mr. Foley has served as a director of Brown-Atchison Electric Cooperative Association, Inc. in Horton, KS since 1984. He has been board president of Brown-Atchison Electric Cooperative Association since 1991 and held the position of board vice president in 1990. He is a former alternate trustee representative to Kansas Electric Power Cooperative, Inc. (KEPCo) and former vice president of the KEPCo Services, Inc., Board of Directors. He was a real estate broker with Jepson & Associates in Valley Falls, KS from 1991 until his retirement in June 2003.

Mr. Haaven has been president and Chief Executive Officer ("CEO") of Wild Rice Electric Cooperative in Mahnomen, MN since 1987 and serves on the Minnkota Power Cooperative Manager Advisory Committee. He is also a member of the Karian/Peterson Powerline Contracting Board, the Northern Safety & Security Board and president of Carr's Tree Service Board. He is a member of the RTFC Lender Advisory Council. He previously served as CEO, under a shared management agreement, of Wild Rice Electric Cooperative/Red River Valley Cooperative in Halstad, MN. Mr. Haaven is a former member of the Rural Electric Political Action Committee Board at Minnesota Rural Electric Association.

Mr. Harrison has served as General Manager of Dixie Electric Cooperative in Union Springs, AL since 1997. Mr. Harrison has been vice chairman of the Alabama Rural Electric Association since April 2005. He has served as a board member of Alabama Electric Cooperatives since April 1997. Since January 2001, Mr. Harrison has served as CEO and president of Cooperative Utility Services, LLC.

Mr. Harting has been General Manager of Sullivan County Rural Electric Cooperative in Forksville, PA since September 1989. He has been a member of the board of United Utility Supply, Inc., in Louisville, KY since June 1995. Mr. Harting is a member of the Sullivan County Industrial Development Authority, Northern Tier Regional Planning and Development Commission, and Workforce Investment Board of Towanda, PA.

Mr. Herron has served as General Manager of Mountain View Electric Association, Inc. in Limon, CO since 1996. Prior to that position, Mr. Herron was General Manager at Farmers' Electric Cooperative in Clovis, NM from 1993 to 1996. Mr. Herron currently serves on the Colorado Electric Education Institute. Previously, he served as chair of the Colorado Rural Electric Managers Association and as board member of the New Mexico Rural Electric Association.

Mr. Hillert has been CEO and General Manager of Adams Columbia Electric Cooperative in Friendship, WI since 1996. In addition, he serves as chairman of Badger Energy Services in Oconto Falls, WI, board vice president of Network 2010 in Oxford, WI and as a board member of Badger Unified Cooperative Services in Fall Creek, WI since 2001. Mr. Hillert also serves as treasurer of Wisconsin Cooperative Managers Association and is a board member of the Electric Coalition of Wisconsin. Mr. Hillert serves as chairman of Adams County Economic Development and is a member of Advisory Board of Directors for the University of Wisconsin Center for Cooperatives.

Mr. Kirby has been a board member of Central Indiana Power in Greenfield, IN, since 1991 and is a past chairman of that board. He served as director of the Indiana Statewide Association of RECs, Inc. from 1999 to 2004. Mr. Kirby has been director of Diagnostic Imaging at Hamilton Heart, Inc., a cardiology practice in Noblesville, IN since April 2004. From April 2003 to April 2004, Mr. Kirby was director of Diagnostic Imaging at Women's Hospital of Indianapolis, IN. Mr. Kirby was Chief Technologist at Digirad Imaging Solutions, Inc. from June 2001 to April 2003. He was employed as a nuclear medicine technologist at Saint John's Health Corporation from 1980 to 2001.

Mr. Kopacz has been the General Manager of Midstate Electric Cooperative, Inc. in LaPine, Oregon since 1990. He is currently a board director of Northwest Requirement Utilities, Northwest Irrigation Utilities and Economic Development for Central Oregon. He is also a former board president of Economic Development for Central Oregon. He is a former director of Ruralite Services, a northwest electric cooperative publication; and former president of the Oregon Rural Electric Cooperative Association.

Mr. McBride has been a director of Graham County Electric Cooperative in Pima, AZ since 1991 and vice president since 1993. Mr. McBride is owner/operator of Reuben McBride Farms, in Pima, AZ, since 1980. Mr. McBride currently serves on the board of Arizona Electric Power Co-op., Inc and served as board president and chairman of the Executive Committee from May 2002 to May 2005. In addition, Mr. McBride is a member of both the National and Arizona Action Committees for Rural Electrification.

Mr. Rettkowski has served as a director of Inland Power and Light Company in Spokane, WA since March 2000 and was president of the board through March 2003. He has served as secretary-treasurer for Northwest Irrigation Utilities since August 1992. Mr. Rettkowski has been the president of Citizens for Irrigation for the state of Washington since September 1991. He is a former trustee of Lincoln Electric and Graingrowers Warehouse Co-op. Mr. Rettkowski has also been president of Rettkowski Brothers, a farming corporation in Wilbur, WA, since 1998.

Mr. Salyer has served as the president and CEO of Pioneer Rural Electric Cooperative in Piqua, OH since 2001 and served as executive vice president from 1999 to 2000. In addition, he is a member of the Ohio Rural Electric Cooperatives (OREC) Facilities Attachment Committee, chairman of the OREC Communications Systems Task Force and a trustee of Buckeye Power, Inc. In addition, he is also a director of Rural Electric Supply Cooperative of Ohio. He is a member of the RTFC Lender Advisory Council.

Mr. Schriver has been General Manager and CEO of Taylor Electric Cooperative, Inc. in Merkel, TX since 2002. Prior to 2002, he held staff positions at the Texas House of Representatives, Texas Legislative Council and Texas Senate. He serves as a director on the Golden Spread Electric Cooperative Board, the Golden Spread Electric Generating Cooperative Board, the Oklaunion Electric Generating Cooperative Board, the Yoakum Electric Generating Cooperative Board, the Mid-Tex Cooperative Board and the Texas Agricultural Cooperative Council. Mr. Schriver is a Group 4 member of the Governmental Relations Committee of Texas Electric Cooperatives. Mr. Schriver formerly served as director of Government Affairs of Brazos Electric Power Cooperative from 1996 to 1998 and of Governmental Relations of Texas Electric Cooperative from 1998 to 2002. He is a member of the RTFC Lender Advisory Council.

Mr. Wasson has been the president and CEO of Laurens Electric Cooperative in Laurens, South Carolina since 1973. He has served on the board of directors of New Horizon Electric Cooperative since 1997 and has served as chairman since 2005. Mr. Wasson has been a board member of the South Carolina Electric Cooperative Association since 1975 and served as chairman from December 1983 to December 1985. He also serves as a director of The Palmetto Bank.

Mr. Whitaker has served as the president and General Manager of Southwest Arkansas Electric Cooperative in Texarkana, AR since 1986. In addition, Mr. Whitaker has been director and former chairman of Arkansas Electric Cooperative Corporation and Arkansas Electric Cooperative, Inc. since 1986. He is also a former director of the National Information Solutions Cooperative and served as chairman of the Arkansas Rural Electric Self-Insurance Trust from 1994 to 2002.

Mr. Williams has served as board member of Walton Electric Membership Corporation in Monroe, GA, since June 1980 and previously served as chairman of the board. From 1987 to 1991, Mr. Williams also served as director of Georgia Electric Membership Corporation and held positions as vice-chairman and chairman of the board. He is a former member of Southeastern Electrification Council. He was a former chairman of Button Gwinett National Bank from 1984 to 1998. Mr. Williams retired in June 1997. His former occupations include owner and chairman of the board of a residential and commercial construction and development company from 1968 to 1997.

Mr. Wolfe has been the president and CEO of Mid-Carolina Electric Cooperative, Inc. in Lexington, South Carolina since 1975. He has also represented South Carolina's electric cooperatives on the NRECA Board of Directors since 1999 and currently serves as the vice president. Prior to his election to vice president, Mr. Wolfe served as secretary-treasurer of the NRECA board. Mr. Wolfe serves as a director of The Electric Cooperatives of South Carolina, Inc., and of Central Electric Power Cooperative where he has served as chairman of various statewide committees.

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

None to the knowledge of the Company.

(g) Promoters and Control Persons.

Inapplicable.

(h) Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, our principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at www.nrucfc.coop/aboutcfc/ourCoreBeliefs.htm.

(i) Audit Committee

Our Audit Committee currently consists of twelve directors: Mr. Schriver (Chairperson), Mr. McBride (Vice-Chairperson), Mr. Carter, Ms. Carpenter, Mr. Harting, Mr. Wasson, Mr. Harrison, Mr. Salyer, Mr. Arthur, Ms. Jacobs, Mr. Foley and Mr. Whitaker. The members of the Audit Committee are "independent" as that term is defined in the listing standards of the NYSE and the rules of the Securities Exchange Act. The Audit Committee reviews the Company's financial statements and the disclosure under Management's Discussion and Analysis in our Annual Report on Form 10-K. The committee meets with our independent registered public accounting firm, internal auditors, Chief Executive Officer and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The Board has adopted a written charter for the Audit Committee.

At May 31, 2006, the Company did not have a director that qualified as an audit committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 ("SOX"). In February 2004, CFC's membership approved changes to the bylaws that would allow the addition of a twenty-third director to the board. Candidates for the new director position must qualify as an audit committee financial expert as defined by Section 407 of SOX, come from within CFC's membership and be elected through the district meeting process. CFC's board has identified candidates to run for this at-large position in the membership elections to be held in the fall of 2006. CFC had not filled the position previously because of its unique governance structure. Twenty of the current twenty-two directors are elected by the membership and have considerable experience with electric cooperatives because they must be a director, trustee or manager of a member system. In that capacity, they are familiar with the operational and financial issues that electric cooperatives face. The other two directors also have industry expertise because they are elected by the national trade association for the members.

Item 11.	Executive Compensation.

The summary compensation table below sets forth the aggregate remuneration for services in all capacities to the Company, on an accrual basis, for the three years ended May 31, 2006, 2005 and 2004, to the named executive officers. The named executive officers include the CEO and the four next most highly compensated executive officers serving at May 31, 2006, with salary and bonus for fiscal year 2006 in excess of $100,000.

Summary Compensation Table
					Long Term
	Annual Compensation				Compensation
	Year	Salary	Bonus	All Other (1)	LTIP Payouts
Sheldon C. Petersen	2006	$589,375	$118,594	$84,557	$50,000
Governor and Chief Executive Officer	2005	545,000	83,105	42,656	47,000
	2004	508,750	113,688	27,674	-

Steven L. Lilly	2006	350,000	65,625	57,535	31,200
Senior Vice President and Chief	2005	322,000	46,539	25,225	30,000
Financial Officer	2004	312,000	66,300	20,065	-

John J. List	2006	350,000	65,625	34,549	27,040
Senior Vice President of Member	2005	279,000	40,324	22,878	26,000
Services and General Counsel	2004	270,400	57,460	12,690	-

John T. Evans	2006	350,000	65,625	73,399	27,040
Senior Vice President of Operations	2005	279,000	40,324	18,553	26,000
	2004	270,400	57,460	14,370	-

Lawrence Zawalick	2006	255,000	47,813	48,890	22,560
Senior Vice President of RTFC	2005	233,000	33,676	19,775	21,720
	2004	225,680	47,957	14,883	-

(1) Amounts for fiscal years 2006, 2005, and 2004 include $77,957, $36,356, and $20,999 related to leave accruals and $6,600, $6,300, and $6,675 related to the Company contributions to a savings plan for Mr. Petersen; $50,885, $18,950, and $13,915 related to leave accruals and $6,650, $6,275, and $6,150 related to the Company contributions to a savings plan for Mr. Lilly; $27,362, $16,620, and $6,560 related to leave accruals and $7,188, $6,258, and $6,130 related to the Company contributions to a savings plan for Mr. List; $66,212, $12,295, and $8,240 related to leave accruals and $7,188, $6,258, and $6,130 related to the Company contributions to a savings plan for Mr. Evans; $42,315, $13,533, and $8,774 related to leave accruals and $6,575, $6,242, and $6,109 related to the Company contributions to a savings plan for Mr. Zawalick.

In connection with annual performance reviews, on June 1, 2006, National Rural Utilities Cooperative Finance Corporation increased the compensation of Steven Lilly, Senior Vice President and Chief Financial Officer; John List, Senior Vice President of Member Services and General Counsel; John Evans, Senior Vice President of Operations; and Lawrence Zawalick, Senior Vice President of RTFC.

As a result of the increase, Mr. Lilly, Mr. List and Mr. Evans will each receive a salary of $364,000 for fiscal year 2007 and Mr. Zawalick will receive a salary of $265,500 for fiscal year 2007.

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

Long-Term Incentive Plan
CFC's board of directors approved a long-term incentive plan for fiscal year 2006 that is summarized in the chart below. Under the plan, the number of units awarded to each employee is based on annual salary at the start of the plan, the incentive opportunity, and the par value of $100 per unit. Executive officers received units based on the following formula: annual salary on June 1, 2005 multiplied by 25% incentive opportunity divided by 100. The payout will be calculated based on a range of $0 to $150 per unit according to the average level of CFC's long-term secured debt ratings from three rating agencies at May 31, 2008.

The table below contains the long-term incentive units awarded to the CEO and the four next most highly compensated executive officers during the year ended May 31, 2006.

		Period Until
	Number of	Maturation or	Estimated Future Payouts
Name	Units	Payout	Threshold	Target (1)	Maximum
Sheldon C. Petersen	1,438	May 31, 2008	$ -	$57,520	$215,700
Steven L. Lilly	875	May 31, 2008	-	35,000	131,250
John J. List	875	May 31, 2008	-	35,000	131,250
John T. Evans	875	May 31, 2008	-	35,000	131,250
Lawrence Zawalick	638	May 31, 2008	-	25,520	95,700

(1) Represents CFC's current estimate of the payout at May 31, 2008.

At the time of this filing, CFC's average long-term secured credit rating was A+/stable, which would generate a payout of $40 per unit under the long-term incentive plan.

The board of directors has approved a new long-term incentive plan, with terms similar to the one in effect at May 31, 2006, that began on June 1, 2006 with a payout scheduled for May 31, 2009. The long-term incentive plan for fiscal year 2005, with terms similar to the one approved for fiscal year 2006, began on June 1, 2004 and has a payout scheduled for May 31, 2007.

Defined Benefit or Actuarial Plan Disclosure
NRECA administers the Retirement Security Plan entitling CFC employees to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the plan. As of May 31, 2006, the number of years of service credited and the compensation covered under the plan, respectively, for the officers listed above was as follows: Sheldon C. Petersen-22 years 9 months, $502,000; John J. List-34 years 3 months, $277,680; Steven L. Lilly-22 years 7 months, $309,800; Lawrence Zawalick-26 years, $225,536; and John T. Evans-8 years 6 months, $279,080.

The following chart represents the potential benefits paid out under the Retirement Security Plan and the Pension Restoration Plan discussed below.

	Pension Plan Table
	Years of Service
	5	10	15	20	25	30	35
Average base salary
$225,000	$21,375	$42,750	$64,125	$85,500	$106,875	$128,250	$149,625
250,000	23,750	47,500	71,250	95,000	118,750	142,500	166,250
275,000	26,125	52,250	78,375	104,500	130,625	156,750	182,875
300,000	28,500	57,000	85,500	114,000	142,500	171,000	199,500
325,000	30,875	61,750	92,625	123,500	154,375	185,250	216,125
350,000	33,250	66,500	99,750	133,000	166,250	199,500	232,750
375,000	35,625	71,250	106,875	142,500	178,125	213,750	249,375
400,000	38,000	76,000	114,000	152,000	190,000	228,000	266,000
425,000	40,375	80,750	121,125	161,500	201,875	242,250	282,625
450,000	42,750	85,500	128,250	171,000	213,750	256,500	299,250
475,000	45,125	90,250	135,375	180,500	225,625	270,750	315,875
500,000	47,500	95,000	142,500	190,000	237,500	285,000	332,500
525,000	49,875	99,750	149,625	199,500	249,375	299,250	349,125

The Economic Growth and Tax Relief Reconciliation Act of 2001 sets a limit on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has adopted a Pension Restoration Plan. Under the plan, the amount that NRECA invoices CFC for the Retirement Security Plan will continue to be based on the full base compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

CFC has paid such additional benefits to the covered employee through two components of the Pension Restoration Plan, a Severance Pay Plan and a Deferred Compensation Plan. Under the Severance Pay Plan, the employee was paid an amount equal to the lost pension benefits but not exceeding twice the employee's annual compensation for the prior year. The benefit was paid within 24 months of termination of employment. To the extent that the Severance Pay Plan could not pay all of the lost pension benefits, the remainder was paid under a Deferred Compensation Plan in a lump sum or in installments of up to 60 months.

The Severance Pay Plan component of the Pension Restoration Plan has been eliminated effective January 1, 2005. Any benefit earned prior to December 31, 2004 will be held for the employee and will be paid out as outlined above. Benefits earned as of January 1, 2005, however, will be paid solely under the Deferred Compensation component of the Pension Restoration Plan, which carries a substantial risk of forfeiture.

As of December 31, 2005, the NRECA Retirement Security Pension Plan meets the ERISA standards for a funded plan and CFC was current with regard to its obligations to NRECA, the plan provider.

Compensation of Directors
Directors receive a fixed sum of $32,000 per year plus reimbursement of travel expenses, which is prorated for any portion of the year served. The annual fixed sum is paid in installments following the conclusion of each board meeting attended.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements
Pursuant to an employment agreement effective as of March 1, 2004, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through February 28, 2009 (with automatic one-year extensions unless either party objects) at no less than his base salary at the time, currently $632,500 per annum, plus such incentive payments (if any) as may be awarded him. Certain payments have been agreed to in the event of Mr. Petersen's termination other than for cause; for example, Mr. Petersen leaving for good reason, disability or termination of his employment due to death.

Pursuant to a separate employment agreement effective as of July 22, 2004, RTFC has agreed to employ Mr. Petersen for a period coterminous to the CFC agreement that is automatically extended at each March 1, after 2009, for an additional year unless RTFC or Mr. Petersen does not wish to extend or further extend the term of employment. As compensation, RTFC must credit $30,000 to a deferred compensation account on January 1 of each year of the term. Interest will be credited to the account on December 31 of each such year at a rate equal to CFC's 20-year medium-term note rate on that date. The board of directors has approved that Mr. Petersen, at his option, may request that the deferred component of his compensation package be directed into alternative investment vehicles that could offer the opportunity to earn a return that is greater than the CFC 20-year MTN rate. Mr. Petersen has not yet chosen to exercise that option. If Mr. Petersen's employment is terminated by RTFC other than for cause, or by Mr. Petersen for any reason, or by his death or disability, the account will be deemed continued for the remainder of the term of employment (but in no event less than six months nor more than a year), interest will be credited on a proportional basis for the calendar year during which the continuation ends and the balance in the account will be paid to Mr. Petersen or his beneficiaries in a lump sum. The compensation described in this contract has not been included in the Summary Compensation Table for executive officers on page 60.

Compensation Committee Interlocks and Insider Participation
During the year ended May 31, 2006, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Inapplicable.

Item 13.	Certain Relationships and Related Transactions.

Loans and guarantees were made to member systems of which officers or directors of CFC are members, employees or directors in the ordinary course of CFC's business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other members and did not involve more than normal risk of uncollectibility or present other unfavorable features. It is anticipated that, consistent with its loan and guarantee policies in effect from time to time, additional loans and guarantees will be made by CFC to member systems and trade and service organizations of which officers or directors of CFC are members, employees, officers or directors. In light of its cooperative nature, pursuant to which CFC was established for the very purpose of extending financing to its members (from whose ranks its directors must be drawn), CFC is of the view that no purpose would be served by including detailed information with respect to specific loans and guarantees to members with which any of its directors are affiliated. CFC has adopted a policy whereby any transaction involving a potential conflict of interest between a director and CFC is approved only by the disinterested directors.

Item 14.	Principal Accountant Fees and Services.

The following table summarizes the aggregate professional fees for the audit of the financial statements for the years ended May 31, 2006 and 2005 and fees for other services during that period by Deloitte & Touche, LLP.

	2006	2005
Audit fees (1)	$1,550,989	$546,228
Audit-related fees (2)	36,468	15,481
Tax fees (3)	18,559	12,704
All other fees (4)	7,000	6,750
Total	$1,613,016	$581,163

(1)	Audit fees in 2006 and 2005 consist of fees for the audit of the consolidated financial statements of CFC, including RTFC and NCSC in accordance with FIN 46(R), totaling $586,835 and $395,290, respectively, fees for the preparation of the stand-alone financial statements for RTFC and NCSC totaling $91,000 and $90,938, respectively, and fees for the audit of management's assessment of the effectiveness of CFC's internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 totaling $773,154 and $0, respectively. Additionally, audit fees in 2006 and 2005 include comfort letter fees.
(2)	Audit-related fees consist of initial consultation on compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
(3)	Tax fees consist of assistance with matters related to tax compliance and consulting.
(4)	These fees relate to the audit of a trust serviced by CFC.

CFC's Audit Committee (the "Committee") is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent registered public accountants report directly to the Committee and the Committee is responsible for the resolution of disagreements between management and the independent registered public accountants. Consistent with Securities and Exchange Commission requirements, the Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accountants. Under the policy, the Committee's pre-approval for permissible non-audit services is not required if all such services 1) do not aggregate to more than five percent of total revenue paid to the independent registered public accountants in the fiscal year when services are provided, 2) were not recognized as non-audit services at the time of the engagement and 3) are promptly brought to the attention of the Committee and approved by the Committee prior to the completion of the audit. This policy was followed during the years ended May 31, 2006 and 2005. CFC's independent registered public accountants for the current fiscal year have been appointed by the Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as a part of this report.

3.	Exhibits
	3.1	-	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-46018, filed October 12, 1972.
	3.2	-	Amended Bylaws as approved by CFC's board of directors and members on March 1, 2005. Incorporated by reference to Exhibit 3.2 to CFC's Form 10-Q filed on April 14, 2005.
	4.1	-	Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.3 to Registration Statement No. 2-46018 filed October 12, 1972.
	4.2	-	Indenture dated as of February 15, 1994, between the Registrant and U.S. Bank National Association, successor trustee. Incorporated by reference to Exhibit 4.3 from the report on Form 8-K filed by CFC on June 14, 1994.
	4.3	-	Revolving Credit Agreement dated as of March 22, 2006 for $1,000,000,000 maturing on March 22, 2011. Incorporated by reference to Exhibit 4.3 to CFC's Form 10-Q filed on April 14, 2006.
	4.4	-	Revolving Credit Agreement dated as of March 23, 2005 for $1,975,000,000 maturing on March 23, 2010. Incorporated by reference to Exhibit 4.4 to CFC's Form 10-Q filed on April 14, 2005.
	4.5	-	Revolving Credit Agreement dated as of March 22, 2006 for $1,000,000,000 maturing on March 21, 2007. Incorporated by reference to Exhibit 4.5 to CFC's Form 10-Q filed on April 14, 2006.
	4.6	-	Amendment No. 1 to the five-year Revolving Credit Agreement dated as of July 20, 2005 amending the agreement dated as of March 23, 2005. Incorporated by reference to Exhibit 4.8 to CFC's Form 10-K filed on August 24, 2005.
	4.7	-	Amendment No. 2 to the five-year Revolving Credit Agreement dated as of October 7, 2005 amending the agreement dated as of March 23, 2005.
	4.8	-	Indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed on October 15, 1996 (Registration No. 33-64231).
	4.9	-	Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-3 filed on December 15, 1987 (Registration No. 33-34927).
	4.10	-	First Supplemental Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-3 filed on October 1, 1990 (Registration No. 33-58445).
	4.11	-	Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of April 28, 2006 for up to $1,500,000,000.
	4.12	-	Series B Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of April 28, 2006 for up to $1,500,000,000.
	4.13	-	Pledge Agreement dated as of April 28, 2006, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association.
	4.14	-	Series B Future Advance Bond from the Registrant to the Federal Financing Bank dated as of April 28, 2006 for up to $1,500,000,000 maturing on July 15, 2029.
	4.15	-	Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of June 14, 2005 for up to $1,000,000,000. Incorporated by reference to Exhibit 4.12 to CFC's Form 10-K filed on August 24, 2005.
	4.16	-	Series A Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of June 14, 2005 for up to $1,000,000,000. Incorporated by reference to Exhibit 4.13 to CFC's Form 10-K filed on August 24, 2005.
	4.17	-	Pledge Agreement dated as of June 14, 2005, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.14 to CFC's Form 10-K filed on August 24, 2005.

	4.18	-	Series A Future Advance Bond from the Registrant to the Federal Financing Bank dated as of June 14, 2005 for up to $1,000,000,000 maturing on July 15, 2028. Incorporated by reference to Exhibit 4.15 to CFC's Form 10-K filed on August 24, 2005.
	4.19	-	Note Purchase Agreement dated as of July 28, 2005 for $500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.16 to CFC's Form 10-K filed on August 24, 2005.
	4.20	-	Pledge Agreement dated as of July 28, 2005, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.17 to CFC's Form 10-K filed on August 24, 2005.
	4.21	-	Registration Rights Agreement dated as of July 28, 2005 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.18 to CFC's Form 10-K filed on August 24, 2005.
	4.22	-	4.656% Senior Notes due 2008 dated as of July 29, 2005 from the Registrant to Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.19 to CFC's Form 10-K filed on August 24, 2005.
		-	Registrant agrees to furnish to the Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.

	10.1	-	Plan Document for CFC's Deferred Compensation Program amended and restated as of July 1, 2003. Incorporated by reference to Exhibit 10.1 to CFC's Form 10-K filed on August 24, 2005.
	10.2	-	Employment Contract between CFC and Sheldon C. Petersen, dated as of March 1, 2004. Incorporated by reference to Exhibit 10.2 to CFC's Form 10-K filed on August 20, 2004.
	10.3	-	Supplemental Benefit Agreement between RTFC and Sheldon C. Petersen, dated as of July 22, 2004. Incorporated by reference to Exhibit 10.3 to CFC's Form 10-K filed on August 20, 2004.
	12	-	Computations of ratio of margins to fixed charges.
	14.1	-	Ethics Policy for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to CFC's Form 10-Q filed on October 14, 2004.
	23.1	-	Consent of Deloitte & Touche LLP.
	23.2	-	Consent of Ernst & Young LLP.
	31.1	-	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	-	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	-	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	-	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 25th day of August 2006.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen
Governor and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Governor and Chief Executive Officer
Sheldon C. Petersen

/s/ STEVEN L. LILLY	Senior Vice President and Chief Financial
Steven L. Lilly	Officer

/s/ STEVEN L. SLEPIAN	Vice President and Controller (Principal
Steven L. Slepian	Accounting Officer)

/s/ CLETUS CARTER	President and Director
Cletus Carter

/s/ TERRYL JACOBS	Vice President and Director
Terryl Jacobs

/s/ ROGER ARTHUR	Secretary-Treasurer and Director
Roger Arthur
August 25, 2006
/s/ ROGER A. BALL	Director
Roger A. Ball

/s/ RONALD BERGH	Director
Ronald Bergh

/s/ DARLENE H. CARPENTER	Director
Darlene H. Carpenter

/s/ HAROLD FOLEY	Director
Harold Foley

/s/ STEVE J. HAAVEN	Director
Steve J. Haaven

/s/ GARY HARRISON	Director
Gary Harrison

/s/ CRAIG A. HARTING	Director
Craig A. Harting

Signature	Title	Date

/s/ JIM HERRON	Director
Jim Herron

/s/ MARTIN HILLERT, JR.	Director
Martin Hillert, Jr.

/s/ TOM KIRBY	Director
Tom Kirby

/s/ WILLIAM A. KOPACZ	Director
William A. Kopacz

/s/ REUBEN MCBRIDE	Director
Reuben McBride

/s/ GALE RETTKOWSKI	Director	August 25, 2006
Gale Rettkowski

/s/ RONALD P. SALYER	Director
Ronald P. Salyer

/s/ DARRYL SCHRIVER	Director
Darryl Schriver

/s/ J. DAVID WASSON, JR.	Director
J. David Wasson, Jr.

/s/ CHARLES WAYNE WHITAKER	Director
Charles Wayne Whitaker

/s/ BOBBY W. WILLIAMS	Director
Bobby W. Williams

/s/ JACK F. WOLFE, JR.	Director
Jack F. Wolfe, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National Rural Utilities Cooperative Finance Corporation
Herndon, Virginia

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that National Rural Utilities Cooperative Finance Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended May 31, 2006 of the Company and our report dated August 25, 2006 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP

McLean, Virginia
August 25, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National Rural Utilities Cooperative Finance Corporation
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the "Company") as of May 31, 2006 and 2005, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and subsidiaries as of May 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of May 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
August 25, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND MEMBERS OF NATIONAL RURAL
UTILITIES COOPERATIVE FINANCE CORPORATION

We have audited the accompanying consolidated statements of operations, changes in equity, and cash flows of National Rural Utilities Cooperative Finance Corporation ("the Company") for the year ended May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of National Rural Utilities Cooperative Finance Corporation for the year ended May 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia
July 28, 2004

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

May 31, 2006 and 2005

(in thousands)

A S S E T S

	2006	2005
Cash and cash equivalents	$260,338	$418,514

Loans to members	18,360,905	18,972,068
Less: Allowance for loan losses	(611,443)	(589,749)
Loans to members, net	17,749,462	18,382,319

Accrued interest and other receivables	313,796	313,576

Fixed assets, net	6,146	42,496

Debt service reserve funds	80,159	93,182

Bond issuance costs, net	51,064	56,492

Foreclosed assets	120,889	140,950

Derivative assets	579,237	584,863

Other assets	18,530	27,922

	$19,179,621	$20,060,314

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

May 31, 2006 and 2005

(in thousands)

L I A B I L I T I E S A N D E Q U I T Y

	2006	2005

Short-term debt	$5,343,824	$7,952,579

Accrued interest payable	299,391	270,237

Long-term debt	10,642,028	8,701,955

Deferred income	40,086	51,219

Guarantee liability	16,750	16,094

Other liabilities	28,074	26,596

Derivative liabilities	85,198	78,471

Subordinated deferrable debt	486,440	685,000

Members' subordinated certificates:
Membership subordinated certificates	650,799	663,067
Loan and guarantee subordinated certificates	777,161	827,683
Total members' subordinated certificates	1,427,960	1,490,750

Commitments and Contingencies

Minority interest	21,894	18,652

Equity:
Retained equity	774,768	752,632
Accumulated other comprehensive income	13,208	16,129
Total equity	787,976	768,761

	$19,179,621	$20,060,314

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

For the Years Ended May 31, 2006, 2005 and 2004

	2006	2005	2004
Operating income	$1,007,912	$1,030,853	$1,009,856
Cost of funds	(962,656)	(926,790)	(928,215)

Gross margin	45,256	104,063	81,641

Operating expenses:
General and administrative	(52,089)	(48,876)	(46,156)
Rental and other income	2,398	5,645	5,764
Provision for loan losses	(23,240)	(16,402)	(54,921)
Recovery of guarantee losses	700	3,107	851

Total operating expenses	(72,231)	(56,526)	(94,462)

Results of operations of foreclosed assets	15,492	13,079	13,469
Impairment loss on foreclosed assets	-	(55)	(10,877)

Total gain on foreclosed assets	15,492	13,024	2,592

Derivative and foreign currency adjustments:
Derivative cash settlements	67,603	63,044	110,087
Derivative forward value	29,054	26,320	(229,132)
Foreign currency adjustments	(22,594)	(22,893)	(65,310)

Total gain (loss) on derivative and foreign currency adjustments	74,063	66,471	(184,355)

Operating margin (loss)	62,580	127,032	(194,584)

Gain on sale of building and land	43,431	-	-

Margin (loss) prior to income tax expense	106,011	127,032	(194,584)

Income tax expense	(3,176)	(1,518)	(3,817)

Margin (loss) prior to minority interest and cumulative
effect of change in accounting principle	102,835	125,514	(198,401)

Minority interest	(7,089)	(2,540)	(1,989)

Margin (loss) prior to cumulative effect of change in
accounting principle	95,746	122,974	(200,390)

Cumulative effect of change in accounting principle	-	-	22,369

Net margin (loss)	$95,746	$122,974	$(178,021)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

For the Years Ended May 31, 2006, 2005 and 2004
								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Margin	Fund	Reserve	Fund	Other
Balance as of May 31, 2003	$930,836	$(46,763)	$977,599	$1,506	$523,223	$1,935	$89,772	$498	$360,665
Patronage capital retirement	(70,576)	-	(70,576)	-	-	-	-	-	(70,576)
Operating loss	(194,584)	-	(194,584)	-	(294,807)	839	33,919	(1)	65,466
Accumulated other
comprehensive income	34,655	34,655	-	-	-	-	-	-	-
Income tax expense	(3,817)	-	(3,817)	-	(3,817)	-	-	-	-
Minority interest	(1,989)	-	(1,989)	-	(1,989)	-	-	-	-
Cumulative effect of change in
accounting principle	22,369	-	22,369	-	-	-	7,605	-	14,764
Reclass to RTFC members' equity	(19,908)	-	(19,908)	(512)	-	(790)	-	-	(18,606)
Other	(1,252)	-	(1,252)	(1)	-	(662)	-	-	(589)
Balance as of May 31, 2004	$695,734	$(12,108)	$707,842	$993	$222,610	$1,322	$131,296	$497	$351,124
Patronage capital retirement	(77,755)	-	(77,755)	-	-	-	-	-	(77,755)
Operating margin	127,032	-	127,032	-	10,497	778	32,771	-	82,986
Accumulated other
comprehensive income	28,237	28,237	-	-	-	-	-	-	-
Income tax expense	(1,518)	-	(1,518)	-	(1,518)	-	-	-	-
Minority interest	(2,540)	-	(2,540)	-	(2,540)	-	-	-	-
Other	(429)	-	(429)	-	-	(900)	-	-	471
Balance as of May 31, 2005	$768,761	$16,129	$752,632	$993	$229,049	$1,200	$164,067	$497	$356,826
Patronage capital retirement	(72,912)	-	(72,912)	-	-	-	-	-	(72,912)
Operating margin	62,580	-	62,580	-	10,633	425	-	-	51,522
Gain on sale of building and land	43,431	-	43,431	-	-	355	-	-	43,076
Accumulated other
comprehensive loss	(2,921)	(2,921)	-	-	-	-	-	-	-
Income tax expense	(3,176)	-	(3,176)	-	(3,176)	-	-	-	-
Minority interest	(7,089)	-	(7,089)	-	(7,089)	-	-	-	-
Other	(698)	-	(698)	1	-	(699)	(7,223)	-	7,223
Balance as of May 31, 2006	$787,976	$13,208	$774,768	$994	$229,417	$1,281	$156,844	$497	$385,735

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the Years Ended May 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net margin (loss)	$95,746	$122,974	$(178,021)
Add (deduct):
Amortization of deferred income	(14,444)	(17,597)	(23,783)
Amortization of bond issuance costs and deferred charges	12,124	14,255	15,760
Depreciation	2,154	3,559	3,097
Provision for loan losses	23,240	16,402	54,921
Recovery of guarantee losses	(700)	(3,107)	(851)
Results of operations of foreclosed assets	(15,492)	(13,079)	(13,469)
Impairment loss on foreclosed assets	-	55	10,877
Derivative forward value	(29,054)	(26,320)	229,132
Foreign currency adjustments	22,594	22,893	65,310
Cumulative effect of change in accounting principle	-	-	(22,369)
Gain on sale of building and land	(43,431)	-	-
Changes in operating assets and liabilities:
Accrued interest and other receivables	(12,885)	56,561	33,920
Accrued interest payable	29,154	(17,947)	(7,176)
Other	4,902	(6,517)	(29,747)

Net cash provided by operating activities	73,908	152,132	137,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(6,162,154)	(6,466,367)	(4,124,846)
Principal collected on loans	6,768,252	7,883,988	3,496,813
Net investment in fixed assets	(4,665)	(3,367)	(1,031)
Net cash provided by foreclosed assets	6,401	116,134	59,508
Net proceeds from sale of foreclosed assets	29,152	3,600	31,000
Net proceeds from sale of building and land	83,428	-	-
Cash assumed through consolidation	-	-	4,564

Net cash provided by (used in) investing activities	720,414	1,533,988	(533,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments) issuances of short-term debt, net	(1,005,995)	736,466	1,355,563
Proceeds from issuance of long-term debt, net	3,792,566	289,757	2,177,111
Payments for retirement of long-term debt	(3,580,731)	(2,394,391)	(2,955,377)
Proceeds from issuance of subordinated deferrable debt, net	-	131,246	96,850
Payments to retire subordinated deferrable debt	(48,560)	-	(200,000)
Proceeds from issuance of members' subordinated certificates	77,081	97,016	88,539
Payments for retirement of members' subordinated certificates	(113,819)	(199,844)	(93,384)
Payments for retirement of CFC patronage capital	(57,328)	(51,356)	(51,890)
Payments for retirement of RTFC patronage capital	(15,712)	(16,807)	(19,586)

Net cash (used in) provided by financing activities	(952,498)	(1,407,913)	397,826

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(158,176)	278,207	1,435
BEGINNING CASH AND CASH EQUIVALENTS	418,514	140,307	138,872
ENDING CASH AND CASH EQUIVALENTS	$260,338	$418,514	$140,307

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the Years Ended May 31, 2006, 2005 and 2004

	2006	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$931,765	$928,975	$917,156

Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$-	$84,228	$-
Patronage capital applied against loan balances	1,829	8,486	-
Minority interest patronage capital applied against loan balances	1,689	5,528	-
Net (decrease) increase in debt service reserve funds/
debt service reserve certificates	(13,023)	8,946	(1,557)

Consolidation of NCSC and RTFC effective June 1, 2003:
Total assets assumed, net of eliminations	$-	$-	$(348,200)
Total liabilities assumed, net of eliminations	-	-	331,100
Total minority interest assumed, net of eliminations	-	-	19,908
Cumulative effect of change in accounting principle	-	-	22,369
Net reclassification of combined equity to minority interest	-	-	(20,613)

Cash assumed	$-	$-	$4,564

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General Information and Accounting Policies

(a) General Information

National Rural Utilities Cooperative Finance Corporation ("CFC" or "the Company") is a private, not-for-profit cooperative association incorporated under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC makes loans to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. CFC is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code. CFC is a not-for-profit member-owned finance cooperative, thus its objective is not to maximize its net margins, but to offer its members the lowest cost financial products and services consistent with sound financial management.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987. In February 2005, RTFC reincorporated as a not-for-profit cooperative association in the District of Columbia. The principal purpose of RTFC is to provide and arrange financing for its rural telecommunications members and their affiliates. RTFC's results of operations and financial condition are consolidated with those of CFC in the accompanying financial statements. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable cooperative that pays income tax based on its net margins, excluding net margins allocated to its members, as allowed by law under Subchapter T of the Internal Revenue Code.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private cooperative association. The principal purpose of NCSC is to provide financing to the for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to, members of CFC. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program. NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. NCSC's results of operations and financial condition are consolidated with those of CFC in the accompanying financial statements. NCSC is headquartered with CFC in Herndon, Virginia. NCSC is a taxable corporation that pays income tax annually based on its net margins for the period.

The Company's consolidated membership was 1,547 as of May 31, 2006 including 898 utility members, the majority of which are consumer-owned electric cooperatives, 514 telecommunications members, 67 service members and 68 associates in 49 states, the District of Columbia and two U.S. territories. The utility members included 829 distribution systems and 69 generation and transmission ("power supply") systems. Memberships between CFC, RTFC and NCSC have been eliminated in consolidation.

(b) Principles of Consolidation

The accompanying financial statements include the consolidated accounts of CFC, RTFC and NCSC and certain entities controlled by CFC created to hold foreclosed assets, after elimination of all material intercompany accounts and transactions. Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, requires CFC to consolidate the financial results of RTFC and NCSC. CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

CFC is the sole lender to and manages the lending and financial affairs of RTFC through a long-term management agreement. Under a guarantee agreement, RTFC pays CFC a fee in exchange for which CFC reimburses RTFC for loan losses. Six members of the CFC board serve as a lender advisory council to the RTFC board. All loans that require RTFC board approval also require the approval of the CFC lender advisory council. CFC is not a member of RTFC and does not elect directors to the RTFC board. RTFC is an associate member of CFC.

CFC is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party. NCSC funds its programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee. Under a guarantee agreement, NCSC pays CFC a fee in exchange for which CFC reimburses NCSC for loan losses, excluding losses in the consumer loan program. CFC does not control the election of directors to the NCSC board. NCSC is a service organization member of CFC.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC and RTFC debt obligations to a third party. At May 31, 2006, CFC had guaranteed $228 million of NCSC debt with third parties. These guarantees are not included in Note 12 at May 31, 2006 as the debt that CFC had guaranteed is reported as debt of the Company. At May 31, 2006, CFC had no guarantees of RTFC debt to third party creditors. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At May 31, 2006, RTFC had total assets of $2,372 million including loans outstanding to members of $2,162 million and NCSC had total assets of $444 million including loans outstanding of $404 million. At May 31, 2006, CFC had committed to lend RTFC up to $10 billion, of which $2,146 million was outstanding. At May 31, 2006, CFC had committed to provide credit to NCSC of up to $1 billion. At May 31, 2006, CFC had provided a total of $430 million of credit to NCSC, representing $202 million of outstanding loans and $228 million of credit enhancements.

CFC established limited liability corporations and partnerships to hold foreclosed assets. CFC has full ownership and control of all such companies and thus consolidates their financial results. CFC presents these companies in one line on the consolidated balance sheets and the consolidated statements of operations.

On June 1, 2003, as a result of the consolidation of RTFC and NCSC, CFC recorded a cumulative effect of change in accounting principle gain of $22 million on the consolidated statement of operations, representing a $3 million increase to the loan loss allowance, a $34 million decrease to the guarantee liability and a $9 million loss representing the amount by which cumulative losses of NCSC exceeded NCSC equity.

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

Management makes recommendations of loans to be written off to the board of directors of CFC. In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and collateral securing the borrower's loans.

Activity in the loan loss allowance account is summarized below for the years ended May 31:

(in thousands)	2006	2005	2004
Balance at beginning of year	$589,749	$573,939	$511,463
Provision for loan losses	23,240	16,402	54,921
Change due to consolidation (1)	-	-	6,029
Write-offs	(2,197)	(1,354)	(2,639)
Recoveries	651	762	4,165
Balance at end of year	$611,443	$589,749	$573,939

(1) Represents the impact of consolidating NCSC including the increase to the loan loss allowance recorded as a cumulative effect of change in accounting principle and the balance of NCSC's loan loss allowance on June 1, 2003.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Once a borrower is classified as non-performing, CFC typically places the loan on non-accrual status and reverses all accrued and unpaid interest back to the date of the last payment. CFC generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition. When a loan is placed on non-accrual status, CFC typically reverses all accrued and unpaid interest back to the date of the last payment. The decision to return a loan to accrual status is determined on a case by case basis.

(f) Impairment of Loans

CFC calculates impairment of loans receivable by comparing the present value of the estimated future cash flows associated with the loan discounted at the original loan interest rate(s) and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended. Loss reserves are specifically allocated based on the calculated impairment.

(g)	Fixed Assets

Buildings, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $8 million and $24 million as of May 31, 2006 and 2005, respectively. Depreciation expense ($2 million, $4 million and $3 million in fiscal years 2006, 2005 and 2004, respectively) is computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.

(h)	Foreclosed Assets

CFC records foreclosed assets received in satisfaction of loan receivables at fair value or fair value less costs to sell and maintains these assets on the consolidated balance sheets as foreclosed assets. It is CFC's intent to sell the foreclosed assets, but the assets do not currently meet conditions to qualify for assets held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, CFC records depreciation of foreclosed assets. Foreclosed assets are assessed for impairment on a periodic basis. The results of operations from foreclosed assets are shown separately on the consolidated statements of operations.

(i)	Derivative Financial Instruments

CFC is neither a dealer nor a trader in derivative financial instruments. CFC uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate and foreign currency exchange risk.

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133, CFC records derivative instruments on the consolidated balance sheets as either an asset or liability measured at fair value. Changes in the fair value of derivative instruments are recognized in the derivative forward value line of the consolidated statements of operations unless specific hedge accounting criteria are met. The change to the fair value is recorded to other comprehensive income if cash flow hedge accounting criteria are met. In the case of certain foreign currency exchange agreements that meet hedge accounting criteria, the change in fair value is recorded to other comprehensive income and then reclassified to offset the related change in the dollar value of foreign denominated debt in the consolidated statements of operations. CFC formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

Net settlements for derivative instruments that qualify for hedge accounting are recorded in cost of funds. CFC records net settlements related to derivative instruments that do not qualify for hedge accounting in derivative cash settlements. Prior to the implementation of SFAS 133, the net settlements for all interest rate exchange agreements were included in cost of funds.

Upon implementation on June 1, 2001, CFC recorded transition adjustments as required by SFAS 133. Part of the adjustment recorded in other comprehensive loss totaling $62 million will be amortized into earnings over the remaining life of the interest rate exchange agreements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(j) Guarantee Liability

CFC guarantees certain contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as CFC performs under its guarantee. CFC records a guarantee liability which represents CFC's contingent and non-contingent exposure related to its guarantees of its members' debt obligations. CFC's contingent guarantee liability is based on management's estimate of CFC's exposure to losses within the guarantee portfolio. CFC uses factors such as borrower risk rating, maturity periods, corporate bond default probabilities and historical recovery rates in estimating its contingent exposure. Adjustments to the contingent guarantee liability are recorded in CFC's provision for guarantee losses. CFC has recorded a non-contingent guarantee liability for all new or modified guarantees since January 1, 2003 in accordance with FIN No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). CFC's non-contingent guarantee liability represents CFC's obligation to stand ready to perform pursuant to the terms of its guarantees that it has entered into since January 1, 2003. CFC's non-contingent obligation is estimated based on guarantee fees charged for guarantees issued, which represents management's estimate of the fair value of its obligation to stand ready to perform. The fees are deferred and amortized using the straight-line method into operating income over the term of the guarantee.

(k)	Amortization of Bond Discounts and Bond Issuance Costs

Bond discounts and bond issuance costs are deferred and amortized as interest expense using the effective interest method or a method approximating the effective interest method over the life of each bond issue.

(l)	Membership Fees

Members are charged a one-time membership fee based on member class. CFC distribution system members, power supply system members and national associations of cooperatives pay a $1,000 membership fee. CFC service organization members pay a $200 membership fee. CFC associates pay a $1,000 fee. RTFC voting members pay a $1,000 membership fee. RTFC associates pay a $100 fee. NCSC members pay a $100 membership fee. Membership fees are accounted for as members' equity.

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

(n)	Operating Income

Operating income includes the following for the years ended May 31:

(in thousands)	2006	2005	2004
Interest income (1)	$970,867	$967,679	$975,924
Investment income (2)	10,391	3,214	970
Conversion fees (3)	14,444	17,597	23,783
Make-whole and prepayment fees (4)	5,270	36,440	1,876
Commitment fees (5)	3,973	2,348	3,461
Guarantee fees (6)	2,658	3,323	3,186
Other fees (7)	309	252	656
Total operating income	$1,007,912	$1,030,853	$1,009,856

(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash.
(3) Conversion fees are deferred and recognized using the interest method over the remaining term of the original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion which is recognized immediately.
(4) Make-whole and prepayment fees are charged for the early repayment of principal in full and recognized when collected.
(5) Commitment fees are charged only on RTFC loan commitments and in most cases are refundable on a prorata basis according to the amount of the loan commitment that is advanced. Such refundable fees are deferred and then recognized in full if the loan is not advanced prior to the expiration of the commitment.
(6) Guarantee fees are charged based on the amount, type and term of the guarantee. Guarantee fees are deferred and amortized using the straight-line method into operating income over the life of the guarantee.
(7) Other fees include late payment fees charged on late loan payments and recognized when collected and other fees associated with syndication of loans that are deferred and amortized using the straight-line method. Additionally, other fees includes loan origination fees that are deferred and amortized over the life of the facility as a reduction to operating income using the straight-line method which approximates the interest method.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fees totaling $6 million, $8 million and $56 million were deferred during the years ended May 31, 2006, 2005 and 2004, respectively. At May 31, 2006 and 2005, the Company had deferred conversion fees totaling $37 million and $51 million, respectively.

(o)	Cost of Funds

Cost of funds includes the following for the years ended May 31:

(in thousands)	2006	2005	2004
Interest expense (1)	$942,437	$894,640	$891,577
Debt issuance costs (2)	9,662	12,456	12,001
Derivative cash settlements, net (3)	3,227	8,064	8,682
Bank, dealer and trustee fees (4)	8,606	11,033	9,080
(Gain) loss on extinguishment of debt (5)	(1,907)	-	6,262
Other fees (6)	631	597	613
Total cost of funds	$962,656	$926,790	$928,215

(1) Represents interest expense on all debt securities including members' subordinated certificates.
(2) Includes amortization of all deferred charges related to debt issuance, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.
(3) Represents the net cost related to swaps that qualify for hedge accounting treatment plus the accrual from the date of the last settlement to the current period end.
(4) Includes various fees related to funding activities, including fees paid to banks participating in the Company's revolving credit agreements, fees paid to dealers related to commercial paper issuance and bond trustee fees. Fees are recognized as incurred or amortized on a straight-line basis over the life of the respective agreement.
(5) Represents the gain or loss on the early retirement of debt.
(6) Represents fees associated with NCSC's consumer loan program and other fees.

The Company does not include indirect costs, if any, related to funding activities in cost of funds.

(p) Income Tax Expense

CFC does not pay income taxes. RTFC takes a deduction for the amount of the net margin that it allocates to its members. Currently about 99% of the RTFC net margin is allocated to its members.

NCSC pays tax on the full amount of its net margin. The income tax expense recorded in the consolidated statement of operations for the years ended May 31, 2006, 2005 and 2004 represents the income tax expense for RTFC and NCSC at the combined federal and state of Virginia income tax rate of approximately 38%. During the year ended May 31, 2005, NCSC used the remainder of its prior year loss carryforwards and is currently paying Virginia state and federal income taxes.

(q) Allocation of Net Margin

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(r) Comprehensive Income

Comprehensive income includes the Company's net margin, as well as other comprehensive income related to derivatives. Comprehensive income for the years ended May 31, 2006, 2005 and 2004 is calculated as follows:

(in thousands)	2006	2005	2004
Net margin (loss)	$95,746	$122,974	$(178,021)
Other comprehensive income:
Unrealized (loss) gain on derivatives	(3,147)	11,996	18,304
Reclassification adjustment for realized losses on derivatives	226	16,241	16,351
Comprehensive income (loss)	$92,825	$151,211	$(143,366)

(s) Operating Lease Obligations

On October 18, 2005, the Company entered into an agreement to lease 107,228 square feet of office, meeting and storage space in two office buildings located in Herndon, Virginia. The lease is for three years, terminating on October 17, 2008. The Company has the option to extend the lease for two additional one-year periods with terms similar to the initial three-year lease. The Company had previously owned these two buildings which were sold at the initiation of the agreement (see Note 15).

The following represents the future minimum lease payments due for the years ended May 31:

(in thousands)	2007	2008	2009	2010	2011
Lease Payments	$ 3,054	$ 3,130	$ 1,198	$ -	$ -

Contingent rental payments may be due if the building operating expenses exceed the base year amount included in the lease agreement. The Company would be required to pay contingent rental payments based on the amount of space leased in the building divided by total rentable space in the building times the amount that operating expenses exceeded the base year amount in the lease agreement. To date, the Company has not been required to make contingent rental payments.

The Company recognizes rental expense on a straight-line basis, which requires taking the total scheduled payments and dividing by the number of months in the lease term. During the year ended May 31, 2006, the Company recognized rental expense of $2 million.

(t) Use of Estimates

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

(u) Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current reporting format.

At May 31, 2006, CFC discontinued reclassifying amounts from short-term debt to long-term debt based on its ability to borrow on a long-term basis under its committed revolving credit agreements. In order to conform to the current year presentation, the Company reclassified amounts at May 31, 2005 resulting in an increase to notes payable and a decrease to long-term debt of $5 billion. The changes are offsetting and do not result in an adjustment to liabilities and total equity on the consolidated balance sheet or to the net change in cash and cash equivalents for the year ended May 31, 2005.

At May 31, 2006, CFC discontinued netting amounts related to its interest receivable and interest payable for foreign denominated debt and derivative instruments. In order to conform to the current year presentation, the Company reclassified amounts at May 31, 2005 resulting in an increase to both the accrued interest and other receivables and the accrued interest payable recorded on the consolidated balance sheet of $14 million. The changes are offsetting and do not result in a net change in cash and cash equivalents for the years ended May 31, 2005 and 2004.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Loans outstanding to members, weighted average interest rates thereon and unadvanced commitments by loan type and by segment are summarized as follows at May 31:

	2006			2005
	Loans outstanding and			Loans outstanding and
	weighted average interest		Unadvanced(1)	weighted average interest		Unadvanced(1)
(Dollar amounts in thousands)	rates thereon		Commitments	rates thereon		Commitments
Total by loan type:
Long-term fixed rate loans	$14,546,850	5.76%	$-	$12,724,758	5.52%	$-
Long-term variable rate loans	2,524,722	4.78%	6,146,618	4,961,397	4.47%	5,537,121
Loans guaranteed by RUS	261,330	5.50%	591	258,493	5.16%	8,491
Intermediate-term loans	5,605	7.43%	21,741	10,328	5.91%	25,714
Line of credit loans	1,022,398	6.38%	6,610,963	1,017,092	4.75%	6,122,693
Total loans	18,360,905	5.66%	12,779,913	18,972,068	5.19%	11,694,019
Less: Allowance for loan losses	(611,443)		-	(589,749)		-
Net Loans	$17,749,462		$12,779,913	$18,382,319		$11,694,019

Total by segment:
CFC:
Distribution	$12,859,076	5.61%	$8,905,434	$12,728,866	5.05%	$8,821,217
Power supply	2,810,663	5.97%	2,635,502	2,640,787	5.72%	2,059,350
Statewide and associate	124,633	6.72%	110,839	135,513	5.58%	124,539
CFC Total	15,794,372	5.68%	11,651,775	15,505,166	5.17%	11,005,106
RTFC	2,162,464	5.26%	550,990	2,992,192	5.21%	518,514
NCSC	404,069	6.84%	577,148	474,710	5.96%	170,399
Total	$18,360,905	5.66%	$12,779,913	$18,972,068	5.19%	$11,694,019

The following table summarizes non-performing and restructured loans outstanding and unadvanced commitments to those borrowers by segment and by loan program at May 31:

	2006			2005
	Loans outstanding and			Loans outstanding and
(Dollar amounts in thousands)	weighted average interest		Unadvanced	weighted average interest		Unadvanced
Non-performing loans:	rates thereon		Commitments(1)	rates thereon		Commitments(1)
RTFC:
Long-term fixed rate loans	$212,984	-	$-	$213,092	-	$-
Long-term variable rate loans	314,987	-	-	353,480	-	-
Line of credit loans	49,817	-	296	49,777	-	34,188
Total RTFC loans	577,788	-	296	616,349	-	34,188
NCSC:
Long-term fixed rate loans	81	-	-	277	-	-
Total non-performing loans	$577,869	-	$296	$616,626	-	$34,188

Restructured loans:
CFC:
Long-term fixed rate loans	$51,670	6.38%	$15,242	$-	-	$-
Long-term variable rate loans	571,640	0.03%	200,000	593,584	-	200,000
Line of credit loans	258	6.75%	-	-	-	-
Total CFC loans	623,568	0.56%	215,242	593,584	-	200,000
RTFC:
Long-term fixed rate loans	6,786	6.65%	-	7,342	6.65%	-
Total restructured loans	$630,354	0.62%	$215,242	$600,926	0.08%	$200,000

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1) Unadvanced loan commitments are loans for which loan contracts have been approved and executed, but funds have not been advanced. Additional information may be required to assure that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the supporting documents. Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. As the interest rate on unadvanced commitments is not set, long-term unadvanced commitments have been classified in this chart as variable rate unadvanced commitments. However, once the loan contracts are executed and funds are advanced, the commitments could be at either a fixed or a variable rate.

Loan origination costs are deferred and amortized using the straight-line method, which approximates the interest method, over the life of the loan as a reduction to operating income. At May 31, 2006 and 2005, the balance for deferred loan origination costs related to loans outstanding totaled $3 million and $2 million, respectively.

Credit Concentration
The Company's loan portfolio is widely dispersed throughout the United States and its territories, including 48 states, the District of Columbia, American Samoa and the U.S. Virgin Islands. At May 31, 2006 and 2005, loans outstanding to borrowers in any state or territory did not exceed 16% of total loans outstanding. In addition to the geographic diversity of the portfolio, the Company limits its exposure to any one borrower. At May 31, 2006 and 2005, the total exposure outstanding to any one borrower or controlled group did not exceed 3.0% of total loans and guarantees outstanding. At May 31, 2006, the ten largest borrowers included four distribution systems, five power supply systems and one telecommunications systems. At May 31, 2005, the ten largest borrowers included four distribution systems, three power supply systems and three telecommunications systems. The following chart shows the exposure to the ten largest borrowers as a percentage of total exposure at May 31:

	2006		2005
(Dollar amounts in thousands)	Amount	% of Total	Amount	% of Total
Loans	$3,140,666	17%	$3,412,221	18%
Guarantees	266,479	25%	226,979	20%
Total credit exposure	$3,407,145	18%	$3,639,200	18%

Interest Rates
Set forth below is the weighted average interest rate earned on all loans outstanding during the fiscal years ended May 31:

	2006	2005	2004
Long-term fixed rate	5.64%	5.62%	5.85%
Long-term variable rate	6.43%	4.50%	3.48%
Loans guaranteed by RUS	5.34%	4.90%	4.61%
Intermediate-term	8.20%	3.87%	3.33%
Line of credit loans	6.06%	3.97%	3.36%
Non-performing	0.01%	0.00%	0.00%
Restructured	0.08%	0.05%	0.00%
Total	5.48%	5.19%	4.97%
Total by segment:
CFC	5.43%	4.76%	4.50%
RTFC	5.50%	6.88%	6.40%
NCSC	7.08%	5.77%	5.11%
Total	5.48%	5.19%	4.97%

In general, a borrower can select a fixed interest rate on long-term loans for periods of one to 35 years or the variable rate. Upon expiration of the selected fixed interest rate term, the borrower must select the variable rate or select another fixed rate term for a period that does not exceed the remaining loan maturity. CFC sets long-term fixed rates daily and variable rates monthly. On notification to borrowers, CFC may adjust the variable interest rate semi-monthly. Under CFC's policy, the maximum interest rate which may be charged on intermediate-term and short-term loans is the prevailing bank prime rate plus 1% per annum; on RTFC short-term loans, the prevailing bank prime rate plus 11/2% per annum; and on NCSC short-term loans, the prevailing bank prime rate plus 1% per annum.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Loan Repricing
Long-term fixed rate loans outstanding at May 31, 2006, which will be subject to the repricing of their interest rates during the next five fiscal years are summarized as follows (due to principal repayments, amounts subject to interest rate repricing may be lower at the actual time of interest rate repricing):

	Weighted Average
(Dollar amounts in thousands)	Interest Rate	Amount Repricing

2007	4.72%	$1,199,149
2008	5.25%	1,072,572
2009	5.38%	982,984
2010	5.58%	785,451
2011	5.72%	688,260
Thereafter	6.15%	2,926,557

During the year ended May 31, 2006, long-term fixed rate loans totaling $769 million had their interest rates repriced.

Loan Amortization
On most long-term loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over a period ending approximately 35 years from the date of the secured promissory note.

Amortization of long-term loans in each of the five fiscal years following May 31, 2006 and thereafter are as follows:

(in thousands)	Amortization (1)

2007	$801,244
2008	833,490
2009	789,481
2010	817,301
2011	794,590
Thereafter	12,768,745

(1) Represents scheduled amortization based on current rates without consideration for loans that reprice. Excludes non-performing loans for which the scheduled amortization cannot be estimated.

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

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment at May 31:

(Dollar amounts in thousands)	2006				2005
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$13,984,404	96%	$562,446	4%	$12,293,054	97%	$431,704	3%
Long-term variable rate loans	2,414,737	96%	109,985	4%	4,701,660	95%	259,737	5%
Loans guaranteed by RUS	261,330	100%	-	-	258,493	100%	-	-
lntermediate-term loans	897	16%	4,708	84%	1,235	12%	9,093	88%
Line of credit loans	145,938	14%	876,460	86%	201,466	20%	815,626	80%
Total loans	$16,807,306	92%	$1,553,599	8%	$17,455,908	92%	$1,516,160	8%

Total by segment:
CFC	$14,575,691	92%	$1,218,681	8%	$14,316,925	92%	$1,188,241	8%
RTFC	1,921,635	89%	240,829	11%	2,747,845	92%	244,347	8%
NCSC	309,980	77%	94,089	23%	391,138	82%	83,572	18%
Total loans	$16,807,306	92%	$1,553,599	8%	$17,455,908	92%	$1,516,160	8%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Concurrent Loans
CFC makes loans to borrowers both as the sole lender of the loan commitment and on a concurrent basis with RUS. Under default provisions of common mortgages securing long-term CFC loans to distribution system members that also borrow from RUS, RUS has the sole right to act within 30 days or, if RUS is not legally entitled to act on behalf of all noteholders, CFC may exercise remedies. Under common default provisions of mortgages securing long-term CFC loans to, or guarantee reimbursement obligations of, power supply members, RUS retains substantial control over the exercise of mortgage remedies. As of May 31, 2006 and 2005, CFC had $2,563 million and $2,681 million outstanding, respectively, of loans issued on a concurrent basis with RUS.

Pledging of Loans
As of May 31, 2006 and 2005, distribution system mortgage notes related to outstanding long-term loans totaling $5,472 million and $7,293 million, respectively, and RUS guaranteed loans qualifying as permitted investments totaling $223 million and $218 million, respectively, were pledged as collateral to secure CFC's collateral trust bonds under the 1994 indenture. In addition, $2 million of cash was pledged under the 1972 indenture at May 31, 2006 and 2005.

As of May 31, 2006, distribution system mortgage notes related to outstanding long-term loans totaling $574 million were pledged as collateral to secure CFC's notes to Federal Agricultural Mortgage Corporation ("Farmer Mac") issued in July 2005 and due in 2008.

In addition to the loans pledged as collateral at May 31, 2006, CFC had $2,302 million of mortgage notes on deposit with the trustee for the $2 billion of notes payable to the Federal Financing Bank ("FFB") of the United States Treasury (see Note 5). There are certain rating triggers related to the $2 billion of notes payable to the FFB that would result in the mortgage notes being pledged as collateral rather than held on deposit.

The entire $2 billion of notes payable to the FFB contain a rating trigger related to the Company's senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings (see chart on page 42). A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies. If the Company's senior secured credit ratings fall below the levels listed above, the total $2,302 million of mortgage notes would be pledged as collateral rather than held on deposit.

A total of $1 billion of notes payable to the FFB has a second rating trigger related to the appointment of a financial expert to the Company's board of directors. A rating trigger event will exist if CFC does not have a financial expert (as defined by Section 407 of the Sarbanes-Oxley Act of 2002) appointed to serve on the audit committee of its board of directors by thirty days after the CFC March 2007 annual meeting through the tenor of the bonds or if the financial expert position remains vacant for more than 90 consecutive days after the initial appointment. If the Company does not satisfy the financial expert rating trigger, $1,171 million of mortgage notes would be pledged as collateral rather than held on deposit.

RUS Guaranteed Loans
At May 31, 2006 and 2005, CFC had a total of $261 million and $258 million, respectively, of loans outstanding on which RUS had guaranteed the repayment of principal and interest. There are two programs under which these loans were advanced. At May 31, 2006 and 2005, CFC had a total of $38 million and $40 million, respectively, under a program in which RUS previously allowed certain qualifying cooperatives to repay loans held by the FFB early and allowed the transfer of the guarantee to the new lender. At May 31, 2006 and 2005, CFC had a total of $223 million and $218 million, respectively, under a program in which RUS approved CFC, in February 1999, as a lender under its current loan guarantee program.

(3) Foreclosed Assets

Assets received in satisfaction of loan receivables are recorded at the lower of cost or market and identified on the consolidated balance sheets as foreclosed assets. At May 31, 2006, the balance of foreclosed assets included real estate developer notes receivable and limited partnership interests in certain real estate developments. At May 31, 2005, the balance of foreclosed assets also included partnership interests in real estate properties. CFC operated the real estate properties before selling such properties in August 2005 for $30 million resulting in a gain of $4 million included in the results of operations of foreclosed assets during the year ended May 31, 2006. CFC continues to service the notes receivable.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity for foreclosed assets is summarized below for the years ended May 31:

(in thousands)	2006	2005	2004
Beginning balance	$140,950	$247,660	$335,576
Results of operations	15,492	13,079	13,469
Net cash received	(6,401)	(116,134)	(59,508)
Impairment to fair value write down	-	(55)	(10,877)
Sale of foreclosed assets	(29,152)	(3,600)	(31,000)
Ending balance of foreclosed assets	$120,889	$140,950	$247,660

(4)	Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt and the weighted average interest rates thereon at May 31:

	2006		2005
(Dollar amounts in thousands)	Debt Outstanding	Weighted Average Interest Rate	Debt Outstanding	Weighted Average Interest Rate
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,658,222	5.05%	$2,873,167	3.07%
Commercial paper sold directly to members, at par	1,184,030	5.06%	989,250	3.11%
Commercial paper sold directly to non-members, at par	146,294	5.01%	127,920	3.14%
Total commercial paper	2,988,546	5.05%	3,990,337	3.09%
Daily liquidity fund	266,664	5.05%	270,868	3.10%
Bank bid notes	100,000	5.13%	100,000	3.14%
Subtotal short-term debt	3,355,210	5.05%	4,361,205	3.09%

Long-term debt maturing within one year:
Medium-term notes (1)	1,477,768	6.02%	1,086,593	3.64%
Foreign currency valuation account (1)	244,955	-	40,425	-
Secured collateral trust bonds	99,991	7.30%	2,448,530	5.28%
Subordinated deferrable debt (2)	150,000	7.63%	-	-
Unsecured notes payable	15,900	4.23%	15,826	3.27%
Total long-term debt maturing within one year	1,988,614	6.19%	3,591,374	4.76%

Total short-term debt	$5,343,824	5.48%	$7,952,579	3.84%

(1) At May 31, 2006 and 2005, medium-term notes includes $434 million and $390 million, respectively, of medium-term notes denominated in Euros and $282 million and $0, respectively, of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52, Foreign Currency Translation.
(2) To be redeemed in June 2006.

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

Foreign Denominated Short-Term Debt
Included in short-term debt at May 31, 2006 and 2005 are medium-term notes due within one year that are denominated in a foreign currency. At the time of issuance of short-term debt denominated in a foreign currency, CFC enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated short-term debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the reported value of the foreign denominated short-term debt. The adjustment to the reported value of the short-term debt on the consolidated balance sheets is also reported on the consolidated statements of operations as foreign currency adjustments. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted short-term debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the short-term debt, unless the counterparty to the exchange agreement does not perform as required under the agreement.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revolving Credit Agreements
The following is a summary of the Company's revolving credit agreements at May 31:

(Dollar amounts in thousands)	2006	2005	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,025,000	$-	March 21, 2007	0.05 of 1%

Five-year agreement	1,025,000	-	March 22, 2011	0.06 of 1%

Five-year agreement	1,975,000	1,975,000	March 23, 2010	0.09 of 1%

Three-year agreement	-	1,740,000	March 30, 2007	0.10 of 1%

364-day agreement (2)	-	1,285,000	March 22, 2006	0.07 of 1%

Total	$4,025,000	$5,000,000

(1) Facility fee determined by CFC's senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods. If converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.10 of 1% per annum.

Up-front fees of between 0.05 and 0.13 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at May 31, 2006, totaling in aggregate $3 million, which will be amortized on a straight-line basis over the life of the agreements. No upfront fees were paid to the banks for their commitment to the 364-day facility. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance. The utilization fees are 0.05 of 1% for the five-year agreement terminating on March 22, 2011 and the 364-day agreement terminating on March 21, 2007 and 0.10 of 1% for the five-year agreement terminating on March 23, 2010.

Effective May 31, 2006 and 2005, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

For the purpose of calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net margin, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133 and 52. The adjusted times interest earned ratio ("TIER"), as defined by the agreements, represents the cost of funds adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the cost of funds adjusted to include the derivative cash settlements. In addition to the non-cash adjustments related to SFAS 133 and 52, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest. Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest. Senior debt includes guarantees; however, it excludes:
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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the year ended May 31:

	Requirement	2006	2005

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.11	1.08

Minimum adjusted TIER at fiscal year end (1)	1.05	1.11	1.14

Maximum ratio of senior debt to total equity	10.00	6.26	6.30

(1)	The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5) Long-Term Debt

The following is a summary of long-term debt and the weighted average interest rates thereon at May 31:

	2006		2005
	Debt	Weighted Average	Debt	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Unsecured long-term debt:
Medium-term notes, sold through dealers (1)(4)	$4,174,200		$5,387,082
Medium-term notes, sold directly to members (2)	55,052		68,382
Subtotal	4,229,252		5,455,464
Unamortized discount	(9,203)		(11,330)
Foreign currency valuation account (4)	-		220,553
Total unsecured medium-term notes	4,220,049	6.73%	5,664,687	6.51%
Unsecured notes payable	2,074,565	5.30%	91,124	4.94%
Total unsecured long-term debt	6,294,614	6.26%	5,755,811	6.48%

Secured long-term debt:
Secured collateral trust bonds:
7.30%, Bonds, due 2006 (3)	-		100,000
Floating Rate Bonds, due 2007	1,000,000		-
3.25%, Bonds, due 2007	200,000		200,000
6.20%, Bonds, due 2008	300,000		300,000
3.875%, Bonds, due 2008	500,000		500,000
5.75%, Bonds, due 2008	225,000		225,000
Floating Rate Bonds, Series E-2, due 2010	1,981		2,024
5.70%, Bonds, due 2010	200,000		200,000
4.375% Bonds, due 2010	500,000		500,000
4.75% Bonds, due 2014	600,000		600,000
7.20%, Bonds, due 2015	50,000		50,000
6.55%, Bonds, due 2018	175,000		175,000
7.35%, Bonds, due 2026	100,000		100,000
Subtotal	3,851,981		2,952,024
Unamortized discount	(4,567)		(5,880)
Total secured collateral trust bonds	3,847,414	5.00%	2,946,144	5.05%
Secured notes payable	500,000	4.66%	-	-
Total secured long-term debt	4,347,414	4.96%	2,946,144	5.05%
Total long-term debt	$10,642,028	5.73%	$8,701,955	6.00%

(1)	Medium-term notes sold through dealers mature through 2032 as of May 31, 2006 and 2005. Does not include $1,523 million and $921 million of medium-term notes sold through dealers that were reclassified as short-term debt at May 31, 2006 and 2005, respectively.
(2)	Medium-term notes sold directly to members mature through 2023 as of May 31, 2006 and 2005. Does not include $200 million and $206 million of medium-term notes sold to members that were reclassified as short-term debt at May 31, 2006 and 2005, respectively.
(3)	Amount outstanding at May 31, 2006 is included as short-term debt.
(4)	At May 31, 2005, medium-term notes sold through dealers includes $434 million related to medium-term notes denominated in Euros and $282 million of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52.

The principal amount of medium-term notes, collateral trust bonds and long-term notes payable maturing in each of the five fiscal years following May 31, 2006 and thereafter is as follows:

	Amount	Weighted Average
(Dollar amounts in thousands)	Maturing	Interest Rate
2007 (1)	$1,988,614	6.19%
2008	2,140,593	4.72%
2009	1,017,747	5.13%
2010	1,487,877	5.71%
2011	510,526	4.43%
Thereafter	5,485,285	6.37%
Total	$12,630,642	5.80%

(1) The amount scheduled to mature in fiscal year 2007 has been presented as long-term debt due in one year under short-term debt.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. See Note 2 for additional information on the collateral pledged to secure the Company's collateral trust bonds. Medium-term notes are unsecured obligations of CFC.

Unsecured Notes Payable
During the quarter ended November 30, 2005, CFC received advances totaling $500 million and during the quarter ended February 28, 2006, CFC received the remaining advances totaling $500 million of a $1 billion loan facility under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant ("REDLG") program. In July 2005, CFC submitted a second application for an additional $1.5 billion facility which closed in April 2006. In May 2006, CFC received an advance of $1 billion on this second facility. As part of the REDLG program, CFC is eligible to borrow up to the amount of the outstanding loans that it has issued concurrent with RUS loans. At May 31, 2006, CFC had a total of $2.6 billion outstanding on loans issued concurrently with RUS. As part of the REDLG program, CFC will pay a fee of 30 basis points per annum on the total amount borrowed to RUS. The $2 billion of unsecured notes payable issued as part of the REDLG program require CFC to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding. See Note 2 for additional information on the mortgage notes held on deposit.

Secured Notes Payable
In July 2005, the Company sold $500 million of 4.656% notes to Farmer Mac due in 2008. The $500 million of secured notes payable sold to Farmer Mac are secured by the pledge of mortgage notes in an amount at least equal to the principal balance of the notes outstanding. See Note 2 for additional information on the collateral pledged to secure the Company's notes payable.

Foreign Denominated Debt
Included in long-term debt at May 31, 2005 are medium-term notes that are denominated in a foreign currency. At the time of issuance for medium-term notes denominated in a foreign currency, CFC enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated long-term debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated long-term debt. The adjustment to the value of the long-term debt on the consolidated balance sheets is also reported on the consolidated statements of operations as foreign currency adjustments. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted long-term debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the long-term debt, unless the counterparty to the exchange agreement does not perform as required under the agreement.

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

	2006		2005
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
6.75% due 2043	$125,000		$125,000
6.10% due 2044	88,201		100,000
5.95% due 2045	98,239		135,000
7.625% due 2050 (1)	-		150,000
7.40% due 2050	175,000		175,000
Total	$486,440	6.70%	$685,000	6.86%

(1) Amount outstanding at May 31, 2006 is to be called in June 2006 and reported in short-term debt.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(7) Derivative Financial Instruments

The Company is neither a dealer nor a trader in derivative financial instruments. The Company uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate risk and foreign currency exchange risk.

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

The Company was a party to the following interest rate exchange agreements at May 31:

	Notional Amounts Outstanding
(in thousands)	2006	2005
Agreements that qualify for hedge accounting:
Pay fixed and receive variable	$-	$200,000

Agreements that do not qualify for hedge accounting:
Pay fixed and receive variable	7,349,584	6,443,467
Pay variable and receive fixed	5,186,440	7,050,000
Total interest rate exchange agreements	$12,536,024	$13,693,467

Consistent with SFAS 133, as amended, the Company records derivative instruments on the consolidated balance sheet as either an asset or liability measured at fair value. Changes in the fair value of derivative instruments are recognized in the derivative forward value line item of the consolidated statement of operations unless specific hedge accounting criteria are met. The change to the fair value is either recorded to other comprehensive income or the cost of funds, depending on whether the interest rate exchange agreement qualifies as an effective hedge. Net settlements paid and received for derivative instruments that qualify for hedge accounting are recorded in cost of funds. Net settlements related to derivative instruments that do not qualify for hedge accounting are recorded as derivative cash settlements in the consolidated statement of operations. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.

Interest rate exchange agreements had the following impact on the Company for the years ended May 31:

(in thousands)	2006	2005	2004
Statement of Operations Impact
Agreements that qualify for hedge accounting:
Cost of funds	$2,688	$207	$(494)

Agreements that do not qualify for hedge accounting:
Derivative cash settlements	61,690	43,137	82,425
Derivative forward value	28,744	3,433	(273,696)
Total gain (loss) on interest rate exchange agreements	$93,122	$46,777	$(191,765)

Comprehensive Income Impact
Agreements that qualify for hedge accounting:
Unrealized (loss) gain on derivatives	$(2,322)	$(53)	$2,374
Amortization of transition adjustment	226	16,241	16,351
Total comprehensive (loss) income	$(2,096)	$16,188	$18,725

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash settlements includes income of $61 million and $65 million during the years ended May 31, 2006 and 2005, respectively, related to the periodic amounts that were paid and received related to its interest rate exchange agreements. During the years ended May 31, 2006 and 2005, cash settlements also includes $1 million of fees received from and $22 million of fees paid, respectively, to counterparties for the Company's termination of agreements. These agreements were terminated due to the prepayment of RTFC loans during the years ended May 31, 2006 and 2005, respectively, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements. There were no fees received from or paid to counterparties for the termination of agreements during the year ended May 31, 2004.

For the years ended May 31, 2006 and 2005, the derivative forward value also includes amortization of $0.4 million and $16 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements. Approximately $(0.8) million is expected to be amortized over the next twelve months related to the transition adjustment and will continue through April 2029.

Cross Currency and Cross Currency Interest Rate Exchange Agreements
At May 31, 2006 and 2005, the Company was a party to the following cross currency and cross currency interest rate exchange agreements.

(Currency amounts in thousands)		Notional Principal Amount
	Original	U.S. Dollars (5)			Foreign Currency
	Exchange
Maturity Date	Rate	2006	2005		2006		2005
Agreements that qualify for hedge accounting:
February 24, 2006	0.8969	$-	$390,250		-	EU (1)	350,000	EU (1)

Agreements that do not qualify for hedge accounting:
July 7, 2006	1.506	166,000	166,000	(3)	250,000	AUD (2)	250,000	AUD (2)
July 7, 2006	1.506	116,200	116,200	(4)	175,000	AUD (2)	175,000	AUD (2)
March 14, 2007	1.153	433,500	433,500	(4)	500,000	EU (1)	500,000	EU (1)
Subtotal		$715,700	$715,700		925,000		925,000

Total		$715,700	$1,105,950		925,000		1,275,000

(1) EU - Euros
(2) AUD - Australian dollars
(3) These agreements also change the interest rate from a foreign denominated variable rate to a U.S. dollar denominated variable rate.
(4) These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate.
(5) Amounts in the chart represent the U.S. dollar value at the initiation of the exchange agreement. At May 31, 2006 and 2005, one U. S. dollar was the equivalent of 0.780 and 0.813 Euros, respectively. One U.S. dollar was the equivalent of 1.329 and 1.324 Australian dollars at May 31, 2006 and 2005, respectively.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cross currency and cross currency interest rate exchange agreements had the following impact on the Company for the years ended May 31:

(in thousands)	2006	2005	2004
Statement of Operations Impact
Agreements that qualify for hedge accounting:
Cost of funds	$(5,915)	$(8,271)	$(8,188)

Agreements that do not qualify for hedge accounting:
Derivative cash settlements	5,913	19,907	27,662
Derivative forward value	310	22,887	44,564
Total gain on cross currency exchange agreements	$308	$34,523	$64,038

Comprehensive Income Impact
Agreements that qualify for hedge accounting:
Unrealized (loss) gain on derivatives	$(825)	$12,049	$15,930

Rating Triggers
The Company has certain interest rate, cross currency, and cross currency interest rate exchange agreements that contain a provision called a rating trigger. Under a rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The rating triggers contained in certain of the Company's derivative contracts are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart on page 42).

At May 31, 2006, the Company has the following notional amount and fair values associated with exchange agreements that contain rating triggers. For the purpose of the presentation, the Company has grouped the rating triggers into two categories, (1) ratings from Moody's Investors Service falls to Baa1 or from Standard & Poor's Corporation falls to BBB+ and (2) ratings from Moody's Investors Service falls below Baa1 or from Standard & Poor's Corporation falls below BBB+.

(in thousands) Rating Level:	Notional Amount	Required Company Payment	Amount Company Would Collect	Total
Fall to Baa1/BBB+	$1,096,874	$(2,080)	$47,097	$45,017
Fall below Baa1/BBB+	8,908,022	(70,924)	393,038	322,114
Total	$10,004,896	$(73,004)	$440,135	$367,131

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with CFC's guarantee program vary in accordance with applicable CFC policy. Members may be required to purchase non-interest bearing debt service reserve subordinated certificates in connection with CFC's guarantee of long-term tax-exempt bonds (see Note 12). CFC pledges proceeds from the sale of such certificates to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued. These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

Information with respect to members' subordinated certificates at May 31, is as follows:

	2006		2005
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Number of subscribing members	898		899

Membership subordinated certificates:
Certificates maturing 2020 through 2095	$628,914		$628,552
Subscribed and unissued	21,885		34,515
Total membership subordinated certificates	650,799	4.88%	663,067	4.84%

Loan and guarantee subordinated certificates:
3% certificates maturing through 2040	115,662		115,735
2% to 12% certificates maturing through 2041	201,174		181,407
Non-interest bearing certificates maturing through 2039	414,435		473,655
Subscribed and unissued	45,890		56,886
Total loan and guarantee subordinated certificates	777,161	1.94%	827,683	1.66%

Total members' subordinated certificates	$1,427,960	3.28%	$1,490,750	3.07%

Membership subordinated certificates generally mature in 100 years from issuance. The weighted average maturity for membership subordinated certificates outstanding at May 31, 2006 and 2005 was 70 years and 71 years, respectively. Loan and guarantee subordinated certificates have the same maturity as the related long-term loan. Some certificates may also amortize annually based on the outstanding loan balance.

(9) Minority Interest

At May 31, 2006 and 2005, the Company reported minority interests of $22 million and $19 million, respectively, on the consolidated balance sheets. Minority interest represents the 100% interest that RTFC and NCSC members have in their respective organizations. The members of RTFC and NCSC own or control 100% of the interest in the respective company. CFC implemented FIN 46(R) on June 1, 2003 which required the consolidation of RTFC's and NCSC's results of operations and financial condition even though CFC has no financial interest or voting control over either company.

During the year ended May 31, 2006, the balance of minority interest increased by $7 million of minority interest net margin for the year ended May 31, 2006 less the offset of $2 million of unretired RTFC patronage capital allocations against the outstanding loan balance of an impaired borrower and the retirement of $2 million of patronage capital to RTFC members in January 2006.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

CFC's board of directors authorized the retirement of $71 million of allocated margins in July 2005, representing 70% of the allocated margin for fiscal year 2005 and one-ninth of the allocated margins for fiscal years 1991, 1992 and 1993. This amount was retired in August 2005. Under current policy, the remaining 30% of the fiscal year 2005 allocated margin will be retained by CFC and used to fund operations for 15 years and then may be retired. The retirement of allocated margins for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008. After that time and under current policy, retirements will be comprised of the 70% of allocated margins from the prior year as approved by the board of directors and the remaining portion of allocated margins retained by CFC from prior years (50% for 1994 and 30% for all years thereafter).

In July 2006, CFC's board of directors authorized the allocation of the fiscal year 2006 adjusted net margin as follows: $0.8 million to the education fund and $95 million to members in the form of patronage capital. The board of directors also authorized the allocation of $7 million from the members' capital reserve. In July 2006, CFC's board of directors authorized the retirement of allocated margins totaling $84 million, representing 70% of the fiscal year 2006 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated margins. This amount will be returned to members in cash at the end of August 2006. Future allocations and retirements of margins will be made annually as determined by CFC's board of directors with due regard for CFC's financial condition. The board of directors for CFC has the authority to change the policy for allocating and retiring net margins at any time, subject to applicable cooperative law.

At May 31, 2006 and 2005, equity included the following components:

(in thousands)	2006	2005
Membership fees	$994	$993
Education fund	1,281	1,200
Members' capital reserve	156,843	164,067
Allocated net margin	386,233	357,323
Total members' equity	545,351	523,583
Prior years cumulative derivative forward
value and foreign currency adjustments	229,049	224,716
Current period derivative forward value (1)	22,962	27,226
Current period foreign currency adjustments	(22,594)	(22,893)
Total retained equity	774,768	752,632
Accumulated other comprehensive income	13,208	16,129
Total equity	$787,976	$768,761

(1) Represents the derivative forward value gain recorded by CFC for the period.

(11)	Employee Benefits

CFC is a participant in the National Rural Electric Cooperative Association ("NRECA") Retirement Security Plan. This plan is available to all qualified CFC employees. Under the plan, participating employees are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the plan. CFC contributed $3.0 million, $2.8 million and $2.5 million to the Retirement Security Plan during fiscal years 2006, 2005 and 2004, respectively. Funding requirements that are billed are charged to general and administrative expenses on a monthly basis. This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

The Economic Growth and Tax Relief Act of 2001 set a limit of $220,000 for calendar year 2006 on the compensation to be used in the calculation of pension benefits. In order to restore potential lost benefits, CFC has adopted a Pension Restoration Plan administered by NRECA. Under the plan, the amount that NRECA invoices CFC for the Retirement Security Plan will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

CFC has paid such additional benefits to the covered employee through two components of the Pension Restoration Plan, a Severance Pay Plan and a Deferred Compensation Plan. Under the Severance Pay Plan, the employee was paid an amount equal to the lost pension benefits but not exceeding twice the employee's annual compensation for the prior year. The benefit was paid within 24 months of termination of employment. To the extent that the Severance Pay Plan could not pay all of the lost pension benefits, the remainder was paid under a Deferred Compensation Plan in a lump sum or in installments of up to 60 months.

The Severance Pay Plan component of the Pension Restoration Plan has been eliminated effective January 1, 2005. Any benefit earned prior to December 31, 2004 will be held for the employee and will be paid out as outlined above. Benefits earned as of January 1, 2005, however, will be paid solely under the Deferred Compensation component of the Pension Restoration Plan, which carries a substantial risk of forfeiture.

As of December 31, 2005, the NRECA Retirement Security Plan meets the ERISA standards for a funded plan and CFC was current with regard to its obligations to NRECA, the plan provider.

CFC recognizes in current year margin any expected payouts for post-retirement benefits (other than pensions) as a result of current service. Post-retirement benefits include, but are not limited to, health and welfare benefits provided after retirement. While CFC allows retired employees to participate in its medical and life insurance plans, the retirees must do so at their own expense.

CFC offers a 401(k) defined contribution savings program to all employees that have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. Beginning on January 1, 2003, CFC contributes an amount up to 3% of an employee's salary each year for all employees participating in the program. Prior to that time, CFC's contribution percentage was 2%. During the years ended May 31, 2006, 2005 and 2004, CFC contributed $0.5 million each year under the program.

(12)	Guarantees

The Company guarantees certain contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At May 31, 2006 and 2005, the Company had recorded a guarantee liability totaling $17 million and $16 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at May 31, 2006 and 2005 totaled $15 million and $16 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of $2 million and less than $1 million, respectively, at May 31, 2006 and 2005 relates to the Company's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into or modified since January 1, 2003 in accordance with FIN 45. The non-contingent obligation is estimated based on guarantee fees received. The fees are deferred and amortized on the straight-line method into operating income over the term of the guarantees. The Company deferred fees of $2 million, $0.6 million and $0.8 million for the years ended May 31, 2006, 2005 and 2004, respectively, related to new guarantees issued during the periods. Activity in the guarantee liability account is summarized below for the years ended May 31:

(in thousands)	2006	2005	2004
Beginning balance	$16,094	$19,184	$53,998
Net change in non-contingent liability	1,356	17	174
Change due to consolidation (1)	-	-	(34,137)
Recovery for contingent guarantee losses	(700)	(3,107)	(851)
Ending balance	$16,750	$16,094	$19,184

Liability as percentage of total guarantees	1.55%	1.39%	1.44%

(1) Represents the impact of consolidating NCSC. At May 31, 2003, CFC had a total of $476 million of guarantees of NCSC debt obligations. As a result of the June 1, 2003 consolidation of NCSC, the guaranteed debt became debt of the consolidated company, which eliminated the guarantees and therefore reduced the guarantee liability.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following chart summarizes total guarantees by type and segment at May 31:

(in thousands)	2006	2005
Total by type:
Long-term tax exempt bonds (1)	$607,655	$738,385
Debt portions of leveraged lease transactions (2)	-	12,285
Indemnifications of tax benefit transfers (3)	123,544	141,996
Letters of credit (4)	272,450	196,597
Other guarantees (5)	75,331	68,489
Total	$1,078,980	$1,157,752

Total by segment:
CFC:
Distribution	$70,166	$41,842
Power supply	921,930	1,066,373
Statewide and associate	32,873	41,642
CFC total	1,024,969	1,149,857
NCSC	54,011	7,895
Total	$1,078,980	$1,157,752

(1)	The maturities for this type of guarantee run through 2026. CFC has guaranteed debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities. CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of default by a system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.

Of the amounts shown above, $572 million and $692 million as of May 31, 2006 and 2005, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of May 31, 2006, CFC's maximum potential exposure for the $36 million of fixed rate tax-exempt bonds is $46 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC's exposure to future interest payments on these bonds. CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)	All obligations for this type of guarantee have been released. CFC had guaranteed rent obligations to a third party. In the event of default by the system for non-payment of debt service, CFC was obligated to pay any required amounts under its guarantees to prevent the acceleration of the debt obligation. The system was required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Amounts were secured by the property leased, the owner's rights as lessor and, in some instances, all assets of the lessee.

(3)	The maturities for this type of guarantee run through 2015. CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. In the event of default by a system for non-payment of indemnity payments, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the indemnity payments. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. The amounts shown represent CFC's maximum potential exposure for guaranteed indemnity payments. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction. This amount is secured by a mortgage lien on all of the system's assets and future revenues. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in federal tax law, no further guarantees of this nature are anticipated.

(4)	The maturities for this type of guarantee run through 2017. Additionally, letters of credit totaling $12 million at May 31, 2006 have a term of one year and automatically extend for a period of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The Company issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw. Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. As of May 31, 2006, the Company's maximum potential exposure is $272 million, of which $201 million is secured. Additionally, in the event of default for $26 million of secured NCSC letters of credit, NCSC is only liable for 40% of the amount guaranteed due to a reimbursement obligation agreement for the remaining 60%. Security provisions include a mortgage lien on all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table, under master letter of credit facilities, the Company may be required to issue up to an additional $217 million in letters of credit to third parties for the benefit of its members at May 31, 2006. At May 31, 2005, this amount was $212 million.

(5)	The maturities for this type of guarantee run through 2056. CFC provides other guarantees for its members. In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Of CFC's maximum potential exposure for guaranteed principal and interest totaling $75 million at May 31, 2006, $3 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $72 million is unsecured.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

The following table details the scheduled reductions of CFC's outstanding guarantees in each of the fiscal years following May 31, 2006:

(in thousands)	Amount
2007	$230,468
2008	80,178
2009	75,727
2010	65,735
2011	151,204
Thereafter	475,668
Total	$1,078,980

At May 31, 2006 and 2005, CFC had a total of $144 million and $98 million of guarantees, representing 13% and 8% of total guarantees, respectively, under which its right of recovery from its members was not secured.

(13)	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS 107, Disclosure about Fair Value of Financial Instruments. Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 2006 and 2005. The estimated fair value information presented is not necessarily indicative of amounts the Company could realize currently in a market sale since it may be unable to sell such instruments due to contractual restrictions or to the lack of an established market. The estimated market values have not been updated since May 31, 2006; therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming collateral trust bonds and subordinated deferrable debt under early redemption provisions and allowing borrowers to prepay their loans, the Company has held and intends to hold all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 2006 and 2005.

Cash and Cash Equivalents
Includes cash and certificates of deposit with remaining maturities of less than 90 days, which are valued at the carrying value.

Loans to Members
Fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with different risk characteristics, specifically non-performing and restructured loans, are valued using a discount rate commensurate with the risk involved. Loans with interest rate repricing scheduled within 90 days of year end are valued at carrying value, which approximates fair value. Variable rate loans are valued at cost, which approximates fair value since the Company has the option to reset rates every 30 days.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt with a variable interest rate is valued at carrying value, which approximates fair value since rates may be adjusted every 30 days.

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

Guarantees
It is impracticable to supply fair value information related to guarantees based on market comparisons as there is no other company that provides guarantees to rural electric utility companies from which to obtain market rate information. Additionally, the demand for CFC guarantees has been insignificant in the last few years. The fair value of CFC's guarantees shown is based on the amount recorded as a guarantee liability which represents CFC's contingent and non-contingent exposure related to its guarantees.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Carrying and fair values as of May 31, 2006 and 2005 are presented as follows:

	2006		2005
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$260,338	$260,338	$418,514	$418,514

Loans to members, net	17,749,462	15,055,729	18,382,319	17,681,520

Debt service reserve funds	80,159	80,159	93,182	93,182

Cash flow interest rate exchange
agreements	320,201	320,201	61,671	61,671
Cash flow cross currency interest
rate exchange agreements	22,457	22,457	64,797	64,797
Fair value interest rate exchange
agreements	-	-	224,992	224,992
Fair value cross currency interest
rate exchange agreements	236,579	236,579	233,403	233,403

Liabilities:
Short-term debt	5,343,824	5,339,759	7,952,579	7,977,991
Long-term debt	10,642,028	10,725,849	8,701,955	9,439,911
Guarantee liability (1)	16,750	16,750	16,094	16,094

Cash flow interest rate exchange
agreements	6,844	6,844	67,154	67,154
Fair value interest rate exchange
agreements	78,354	78,354	11,317	11,317
Subordinated deferrable debt	486,440	462,741	685,000	689,288

Off-balance sheet instruments:
Commitments	-	-	-	-

(1) The carrying value represents CFC's exposure related to its guarantees and therefore will not equal total guarantees shown in Note 12.

(14)	Contingencies

The Company had the following loans classified as non-performing and restructured at May 31:

(in thousands)	2006	2005
Non-performing loans	$577,869	$616,626

Restructured loans	630,354	600,926

Total	$1,208,223	$1,217,552

(a) During the year ended May 31, 2006 and 2005, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income. At May 31, 2006 and 2005, $569 million and $594 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income. A total of $1 million and $0.3 million of interest income was accrued on restructured loans during the year ended May 31, 2006 and 2005.

Interest income was reduced as follows as a result of holding loans on non-accrual status for the years ended May 31:

	Reduction to interest income
(in thousands)	2006	2005
Non-performing loans	$42,725	$24,424

Restructured loans	35,947	26,969

Total	$78,672	$51,393

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(b) The Company classified $1,201 million and $1,208 million of loans as impaired pursuant to the provisions of SFAS 114 at May 31, 2006 and 2005, respectively. The Company reserved $447 million and $404 million of the loan loss allowance for such impaired loans at May 31, 2006 and 2005, respectively. The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. The Company accrued a total of $1 million of interest income on impaired loans for the year ended May 31, 2006. The Company did not accrue interest income on loans classified as impaired during the year ended May 31, 2005. The average recorded investment in impaired loans for the year ended May 31, 2006 and 2005 was $1,162 million and $992 million, respectively.

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

(c) At May 31, 2006 and 2005, CFC had a total of $569 million and $594 million, respectively, of loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers. All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at May 31, 2006 and 2005 represented 2.9%, respectively, of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, CFC restructured its loans to CoServ. CoServ is scheduled to make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC. As of May 31, 2006, no amounts have been advanced to CoServ under this loan facility. To date, CoServ has made all payments required under the restructure agreement. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

CoServ and CFC have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at May 31, 2006.

(d) VarTec Telecom, Inc. ("VarTec") is a telecommunications company and RTFC borrower located in Dallas, Texas. RTFC is VarTec's principal senior secured creditor. At May 31, 2006 and 2005, RTFC had a total of $90 million and $135 million, respectively, of loans outstanding to VarTec. At May 31, 2006 and 2005, all loans to VarTec were on non-accrual status, resulting in the application of all payments received against principal.

VarTec and 16 of its U.S.-based affiliates, which were guarantors of VarTec's debt to RTFC, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004 in Dallas, Texas. On July 29, 2005, the court approved a sale of VarTec's remaining operating assets (the "Domestic Assets Sale"). In August 2005, RTFC received $32 million representing partial payment of proceeds from the Domestic Assets Sale. Final proceeds from the closing of the Domestic Assets Sale were received in June 2006 totaling $40 million. Pursuant to court order, all net proceeds of asset sales, including the Domestic Assets Sale, have been provisionally applied to RTFC's secured debt. The application is subject to third parties' rights, if any, superior to RTFC's rights and liens, and to further court order to require the return of such funds for use as cash collateral under the Bankruptcy Code. On June 19, 2006, the Chapter 11 proceedings were converted to Chapter 7 proceedings and a Chapter 7 trustee was appointed for each of the estates.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On June 10, 2005, the Official Committee of Unsecured Creditors (the "UCC") initiated an adversary proceeding against RTFC in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. As a result of the conversion of the proceedings to Chapter 7, the UCC has been dissolved and the Chapter 7 trustee is now the plaintiff in the adversary proceedings. The adversary proceeding asserts the following claims: (i) that RTFC may have engaged in wrongful activities prior to the filing of the bankruptcy proceeding (e.g., RTFC had "control" over VarTec's affairs, RTFC exerted "financial leverage" over VarTec and is liable for VarTec's "deepening insolvency"); (ii) that RTFC's claims against VarTec should be equitably subordinated to the claims of other creditors because of the alleged wrongful activities; and (iii) that certain payments made by VarTec to RTFC and certain liens granted to RTFC are avoidable as preferences or fraudulent transfers or should otherwise be avoided and re-distributed for the benefit of VarTec's bankruptcy estates. The adversary proceeding identifies payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On December 16, 2005, the Court issued an order dismissing the "deepening insolvency" claim against RTFC. Trial, if necessary, on the merits of the remaining claims is currently scheduled for March 5, 2007. The trial date is subject to change.

On October 14, 2005, the Bankruptcy Court approved an administrative DIP facility from RTFC in the amount of $9 million, of which $9 million was outstanding as of May 31, 2006. The DIP facility was extended on March 17, 2006, but RTFC has no obligation to fund beyond those budgeted expenses which accrued prior to June 15, 2006. However, RTFC may consider providing the estate with further DIP funding to pursue the collection of various claims.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to VarTec at May 31, 2006.

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

As of May 31, 2006 and 2005, RTFC had $488 million and $475 million, respectively, in loans outstanding to ICC. All loans to ICC have been on non-accrual status since February 1, 2005. ICC has not made debt service payments to the Company since June 2005.

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

Beginning on June 1, 2004, RTFC filed a series of lawsuits against ICC, Prosser and others for failure to comply with the terms of ICC's loan agreement with RTFC dated August 27, 2001 as amended on April 4, 2003 (hereinafter, the "RTFC Lawsuits"). In response to the RTFC Lawsuits, ICC, Vitelco and Prosser denied liability and asserted claims, by way of counterclaim and by filing its own lawsuits against RTFC, CFC and certain of RTFC's officers, seeking various remedies, including reformation of the loan agreement, injunctive relief, and damages. The remedies were based on various theories including a claim that RTFC breached an alleged funding obligation for the settlement of litigation brought by Emcom shareholders (the "Greenlight Entities") against ICC-LLC, ICC and some of ICC's directors, and a claim that Emcom and ICC-LLC were entitled to contribution from RTFC and CFC in connection with judgments that the Greenlight Entities had been awarded (the "ICC Claims," together with the RTFC Lawsuits, the "Loan Litigation"). Venue of the Loan Litigation ultimately was fixed in the District Court for the District of the Virgin Islands.

On February 10, 2006, Greenlight filed petitions for involuntary bankruptcy against Prosser, Emcom and ICC-LLC in the United States Bankruptcy Court for the District of Delaware. RTFC has appeared in the proceedings as a party-in-interest in accordance with the provisions of the United States Bankruptcy Code. The alleged debtors have filed motions seeking change of venue and dismissal of the involuntary petitions. In addition, Emcom and ICC-LLC have moved to require Greenlight to post a bond to indemnify them for damages in the event the involuntary bankruptcy proceedings are dismissed. RTFC has filed responses seeking denial of all such motions.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On April 26, 2006, RTFC reached a settlement of the Loan Litigation with ICC, Vitelco, ICC-LLC, Emcom, their directors and Prosser, individually. Under the settlement, RTFC obtained entry of judgments in the District Court for the District of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million. RTFC also obtained dismissals with prejudice of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and CFC. Various parties also reached agreement for ICC to satisfy the RTFC judgments in the third quarter of calendar year 2006, subject to certain terms and conditions. In the event that does not occur, RTFC intends to pursue collection of the judgments.

On July 31, 2006, ICC-LLC, and Emcom each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division, and Prosser, individually, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Virgin Islands. Each of the debtors is obligated to RTFC, for certain obligations of ICC, including court judgments, to RTFC.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at May 31, 2006.

(f) Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama. Pioneer had also invested in a propane gas operation, which it recently sold. Pioneer has experienced deterioration in its financial condition as a result of losses in the gas operation. At May 31, 2006, CFC had a total of $54 million in loans outstanding to Pioneer. Pioneer was current with respect to all debt service payments at May 31, 2006. CFC is the principal creditor to Pioneer.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at May 31, 2006.

(15)	Gain on Sale of Building and Land

On October 18, 2005, CFC sold its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. for $85 million. The assets had a net book value of $40 million, thus generating a total gain of $43 million during the year ended May 31, 2006, net of $2 million in closing and other related costs. The headquarters facility consists of two six-story buildings and adjacent parking garages situated on ten acres of land and two acres of unimproved land adjacent to the office buildings. On the sale date, CFC entered into a three-year lease with the new building owner for approximately one-third of the office space. CFC has the option to extend the lease for two additional one-year terms.

(16)	Segment Information

The Company's consolidated financial statements include the financial results of CFC, RTFC and NCSC. Full financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance. The segment presentation for the years ended May 31, 2006, 2005 and 2004 reflect the operating results of each of the three companies as a separate segment.

As stated elsewhere in the consolidated financial statements, CFC is the sole lender to RTFC and the primary source of funding for NCSC. NCSC also obtains funding from third parties with a CFC guarantee. Thus CFC takes all of the risk related to the funding of the loans to RTFC and NCSC, and in return, CFC earns a gross margin on the loans to RTFC and NCSC.

Pursuant to guarantee agreements, CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loan program. Thus, CFC maintains the majority of the total consolidated loan loss allowance. A small loan loss allowance is maintained by NCSC to cover its consumer loan exposure.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following chart contains consolidated statements of operations for the years ended May 31, 2006, 2005, and 2004 and consolidated balance sheets as of May 31, 2006 and 2005.

	For the year ended May 31, 2006
(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$846,806	$129,665	$31,441	$1,007,912
Cost of funds	(813,556)	(122,824)	(26,276)	(962,656)
Gross margin	33,250	6,841	5,165	45,256

Operating expenses:
General and administrative expenses	(44,589)	(4,849)	(2,651)	(52,089)
Rental and other income	2,017	-	381	2,398
Provision for loan losses	(23,452)	-	212	(23,240)
Recovery of guarantee losses	700	-	-	700
Total operating expenses	(65,324)	(4,849)	(2,058)	(72,231)

Results of operations of foreclosed assets	15,492	-	-	15,492

Derivative cash settlements	68,529	-	(926)	67,603
Derivative forward value	22,962	-	6,092	29,054
Foreign currency adjustments	(22,594)	-	-	(22,594)
Total gain on derivative and foreign currency
adjustments	68,897	-	5,166	74,063
Operating margin	52,315	1,992	8,273	62,580

Gain on sale of building and land	43,431	-	-	43,431
Income tax expense	-	(36)	(3,140)	(3,176)
Net margin per segment reporting	$95,746	$1,956	$5,133	$102,835

Reconciliation of net margin:
Net margin per segment reporting				$102,835
Minority interest				(7,089)
Net margin per consolidated statement of operations				$95,746

Assets:
Loans to members	$15,794,372	$2,162,464	$404,069	$18,360,905
Less: Allowance for loan losses	(610,617)	-	(826)	(611,443)
Loans to members, net	15,183,755	2,162,464	403,243	17,749,462
Other assets	1,179,059	209,868	41,232	1,430,159
Total assets	$16,362,814	$2,372,332	$444,475	$19,179,621

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended May 31, 2005
(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$737,267	$265,811	$27,775	$1,030,853
Cost of funds	(647,476)	(260,537)	(18,777)	(926,790)
Gross margin	89,791	5,274	8,998	104,063

Operating expenses:
General and administrative expenses	(43,863)	(2,959)	(2,054)	(48,876)
Rental and other income	5,645	-	-	5,645
Provision for loan losses	(16,402)	-	-	(16,402)
Recovery of guarantee losses	3,107	-	-	3,107
Total operating expenses	(51,513)	(2,959)	(2,054)	(56,526)

Results of operations of foreclosed assets	13,079	-	-	13,079
Impairment loss on foreclosed assets	(55)	-	-	(55)
Total gain on foreclosed assets	13,024	-	-	13,024

Derivative cash settlements	65,233	-	(2,189)	63,044
Derivative forward value	27,226	-	(906)	26,320
Foreign currency adjustments	(22,893)	-	-	(22,893)
Total gain (loss) on derivative and foreign currency
adjustments	69,566	-	(3,095)	66,471
Operating margin	120,868	2,315	3,849	127,032

Income tax expense	-	(57)	(1,461)	(1,518)
Net margin per segment reporting	$120,868	$2,258	$2,388	$125,514

Reconciliation of net margin:
Net margin per segment reporting				$125,514
Minority interest				(2,540)
Net margin per consolidated statement of operations				$122,974

Assets:
Loans to members	$15,505,166	$2,992,192	$474,710	$18,972,068
Less: Allowance for loan losses	(588,365)	-	(1,384)	(589,749)
Loans to members, net	14,916,801	2,992,192	473,326	18,382,319
Other assets	1,344,180	266,040	67,775	1,677,995
Total assets	$16,260,981	$3,258,232	$541,101	$20,060,314

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended May 31, 2004
(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Operating income	$674,324	$307,896	$27,636	$1,009,856
Cost of funds	(609,017)	(301,598)	(17,600)	(928,215)
Gross margin	65,307	6,298	10,036	81,641

Operating expenses:
General and administrative expenses	(40,860)	(4,256)	(1,040)	(46,156)
Rental and other income	5,764	-	-	5,764
(Provision for) recovery of loan losses	(55,364)	-	443	(54,921)
Recovery of guarantee losses	851	-	-	851
Total operating expenses	(89,609)	(4,256)	(597)	(94,462)

Results of operations of foreclosed assets	13,469	-	-	13,469
Impairment loss on foreclosed assets	(10,877)	-	-	(10,877)
Total gain on foreclosed assets	2,592	-	-	2,592

Derivative cash settlements	113,694	-	(3,607)	110,087
Derivative forward value	(233,198)	-	4,066	(229,132)
Foreign currency adjustments	(65,310)	-	-	(65,310)
Total (loss) gain on derivative and foreign currency
adjustments	(184,814)	-	459	(184,355)
Operating (loss) margin	(206,524)	2,042	9,898	(194,584)

Income tax expense	-	(52)	(3,765)	(3,817)
Cumulative effect of change in accounting principle	22,369	-	-	22,369
Net (loss) margin per segment reporting	$(184,155)	$1,990	$6,133	$(176,032)

Reconciliation of net loss:
Net margin per segment reporting				$(176,032)
Minority interest				(1,989)
Net loss per consolidated statement of operations				$(178,021)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(17)	Selected Quarterly Financial Data (Unaudited)

Summarized results of operations for the four quarters of fiscal years 2006 and 2005 are as follows:

	Fiscal Year 2006
	Quarters Ended
(in thousands)	August 31	November 30	February 28	May 31	Total Year

Operating income	$249,877	$243,326	$253,659	$261,050	$1,007,912
Gross margin	14,600	7,233	13,461	9,962	45,256
Operating (loss) margin	(4,012)	30,626	(26,682)	62,648	62,580
Net (loss) margin	(5,317)	63,729	(21,919)	59,253	95,746

	Fiscal Year 2005
	Quarters Ended
(in thousands)	August 31	November 30	February 28	May 31	Total Year

Operating income	$248,653	$282,177	$252,408	$247,615	$1,030,853
Gross margin	18,747	54,501	23,185	7,630	104,063
Operating margin (loss)	90,738	40,874	9,880	(14,460)	127,032
Net margin (loss)	89,941	38,966	8,521	(14,454)	122,974

On October 18, 2005, CFC sold its headquarters facility for $85 million resulting in a total gain of $43 million. The total gain on the sale of the building and land was recognized when cash was received, net of closing and other related costs, totaling $38 million, $6 million and $(1) million during the quarters ended November 30, 2005, February 28, 2006 and May 31, 2006, respectively.

(18)	Subsequent Events

On June 15, 2006, the Company redeemed the 7.625% subordinated deferrable debt securities due 2050 totaling $150 million. The Company redeemed these securities at par and recorded a charge of $5 million in cost of funds for the unamortized issuance costs.

