Form 10-Q
period 2006-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2006-10-13
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2006

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

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

A S S E T S

	August 31, 2006	May 31, 2006

Cash and cash equivalents	$141,310	$260,338

Loans to members	18,337,840	18,360,905
Less: Allowance for loan losses	(611,418)	(611,443)
Loans to members, net	17,726,422	17,749,462

Accrued interest and other receivables	343,606	313,796

Fixed assets, net	5,886	6,146

Debt service reserve funds	80,159	80,159

Bond issuance costs, net	44,953	51,064

Foreclosed assets	96,987	120,889

Derivative assets	472,725	579,237

Other assets	19,602	18,530

	$18,931,650	$19,179,621

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S A N D E Q U I T Y

	August 31, 2006	May 31, 2006

Short-term debt	$5,208,686	$5,343,824

Accrued interest payable	383,036	299,391

Long-term debt	10,590,306	10,642,028

Deferred income	34,198	40,086

Guarantee liability	15,445	16,750

Other liabilities	31,552	28,074

Derivative liabilities	72,904	85,198

Subordinated deferrable debt	486,440	486,440

Members' subordinated certificates:
Membership subordinated certificates	650,871	650,799
Loan and guarantee subordinated certificates	773,508	777,161
Total members' subordinated certificates	1,424,379	1,427,960

Commitments and contingencies

Minority interest	21,671	21,894

Equity:
Retained equity	650,076	774,768
Accumulated other comprehensive income	12,957	13,208
Total equity	663,033	787,976

	$18,931,650	$19,179,621

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

For the three months ended August 31, 2006 and 2005

	Three months ended
	August 31,
	2006	2005

Interest income	$264,689	$249,877
Interest expense	(252,455)	(235,277)

Net interest income	12,234	14,600

Recovery of guarantee losses	1,400	3,300

Net interest income after recovery of guarantee losses	13,634	17,900

Non-interest income and expense:
General and administrative expenses	(12,728)	(12,117)
Rental and other income	317	1,462
Results of operations of foreclosed assets	3,002	4,692
Total non-interest income and expense	(9,409)	(5,963)

Derivative and foreign currency adjustments:
Derivative cash settlements	11,706	20,200
Derivative forward value	(60,454)	(34,889)
Foreign currency adjustments	3,321	(1,260)

Total loss on derivative and
foreign currency adjustments	(45,427)	(15,949)

Loss prior to income taxes and minority interest	(41,202)	(4,012)

Income tax benefit (expense)	714	(199)

Loss prior to minority interest	(40,488)	(4,211)

Minority interest	366	(1,106)

Net loss	$(40,122)	$(5,317)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the three months ended August 31, 2006 and 2005

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Net Margin	Fund	Reserve	Fund	Other

Quarter ended August 31, 2006:
Balance as of May 31, 2006	$787,976	$13,208	$774,768	$994	$229,417	$1,281	$156,844	$497	$385,735
Patronage capital retirement	(84,247)	-	(84,247)	-	-	-	-	-	(84,247)
Loss prior to income taxes and minority interest	(41,202)	-	(41,202)	-	(41,202)	-	-	-	-
Accumulated other
comprehensive loss	(251)	(251)	-	-	-	-	-	-	-
Income tax benefit	714	-	714	-	714	-	-	-	-
Minority interest	366	-	366	-	366	-	-	-	-
Other	(323)	-	(323)	-	-	(323)	-	-	-
Balance as of August 31, 2006	$663,033	$12,957	$650,076	$994	$189,295	$958	$156,844	$497	$301,488

Quarter ended August 31, 2005:
Balance as of May 31, 2005	$768,761	$16,129	$752,632	$993	$229,049	$1,200	$164,067	$497	$356,826
Patronage capital retirement	(72,912)	-	(72,912)	-	-	-	-	-	(72,912)
Loss prior to income taxes and minority interest	(4,012)	-	(4,012)	-	(4,012)	-	-	-	-
Accumulated other
comprehensive loss	(1,339)	(1,339)	-	-	-	-	-	-	-
Income tax expense	(199)	-	(199)	-	(199)	-	-	-	-
Minority interest	(1,106)	-	(1,106)	-	(1,106)	-	-	-	-
Other	(274)	-	(274)	-	-	(274)	-	-	-
Balance as of August 31, 2005	$688,919	$14,790	$674,129	$993	$223,732	$926	$164,067	$497	$283,914

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the three months ended August 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,122)	$(5,317)
Add (deduct):
Amortization of deferred income	(5,339)	(3,683)
Amortization of bond issuance costs and deferred charges	7,167	2,659
Depreciation	557	784
Recovery of guarantee losses	(1,400)	(3,300)
Results of operations of foreclosed assets	(3,002)	(4,692)
Derivative forward value	60,454	34,889
Foreign currency adjustments	(3,321)	1,260
Changes in operating assets and liabilities:
Accrued interest and other receivables	(30,747)	(75,735)
Accrued interest payable	83,645	142,790
Other	(8,915)	(11,749)

Net cash provided by operating activities	58,977	77,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(1,818,262)	(1,405,049)
Principal collected on loans	1,841,302	2,170,964
Net investment in fixed assets	(297)	(1,466)
Net cash provided by (invested in) foreclosed assets	26,417	(346)
Net proceeds from sale of foreclosed assets	487	28,254

Net cash provided by investing activities	49,647	792,357

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance (repayments) of short-term debt, net	258,585	(1,408,543)
Proceeds from issuance of long-term debt, net	72,833	586,805
Payments for retirement of long-term debt	(332,332)	(55,683)
Payment for retirement of subordinated deferrable debt	(150,000)	-
Proceeds from issuance of members' subordinated certificates	11,684	15,270
Payments for retirement of members' subordinated certificates	(14,328)	(50,816)
Payments for retirement of patronage capital	(74,094)	(57,328)

Net cash used in financing activities	(227,652)	(970,295)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(119,028)	(100,032)
BEGINNING CASH AND CASH EQUIVALENTS	260,338	418,514
ENDING CASH AND CASH EQUIVALENTS	$141,310	$318,482

See accompanying notes.

6

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the three months ended August 31, 2006 and 2005

	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$161,643	$99,138
Non-cash financing and investing activities:
Patronage capital applied against loan balances	$-	$1,829
Minority interest patronage capital applied against loan balances	-	1,689

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

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private cooperative association. The principal purpose of NCSC is to provide financing to the for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to, members of CFC. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program. NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. NCSC's results of operations and financial condition are consolidated with those of CFC in the accompanying financial statements. NCSC is headquartered with CFC in Herndon, Virginia. NCSC is a taxable corporation that pays income tax based on its net margins for the period.

The Company's consolidated membership was 1,546 as of August 31, 2006 including 898 utility members, the majority of which are consumer-owned electric cooperatives, 514 telecommunications members, 66 service members and 68 associates in 49 states, the District of Columbia and two U.S. territories. The utility members included 829 distribution systems and 69 generation and transmission ("power supply") systems. Memberships among CFC, RTFC and NCSC have been eliminated in consolidation. All references to members within this document include members and associates.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary for a fair statement of the Company's results for the interim periods presented.

The notes to the consolidated financial statements for the years ended May 31, 2006 and 2005 should be read in conjunction with the accompanying financial statements. (See the Company's Form 10-K for the year ended May 31, 2006.)

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

(b)

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of CFC, RTFC and NCSC and certain entities controlled by CFC and created to hold foreclosed assets, after elimination of all material intercompany accounts and transactions. Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, requires CFC to consolidate the financial results of RTFC and NCSC. CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

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

RTFC and NCSC creditors have no recourse against CFC in the event of default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC and RTFC debt obligations to a third party. At August 31, 2006, CFC had guaranteed $211 million of NCSC debt with third parties. These guarantees are not included in Note 11 at August 31, 2006 as the debt that CFC had guaranteed is reported as debt of the Company. At August 31, 2006, CFC had no guarantees of RTFC debt to third party creditors. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At August 31, 2006, RTFC had total assets of $2,258 million including loans outstanding to members of $2,035 million and NCSC had total assets of $428 million including loans outstanding of $394 million. At August 31, 2006 and May 31, 2006, CFC had committed to lend RTFC up to $10 billion, of which $2,030 million was outstanding at August 31, 2006. As of August 31, 2006 and May 31, 2006, CFC had committed to provide credit to NCSC of up to $1 billion. At August 31, 2006, CFC had provided a total of $416 million of credit to NCSC, representing $205 million of outstanding loans and $211 million of credit enhancements.

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

(c)
Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level estimated by management to adequately provide for probable losses inherent in the loan portfolio, which are estimated based upon a review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses. On a quarterly basis, the Company prepares an analysis of the adequacy of the loan loss allowance and makes adjustments to the allowance as necessary. The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.

Management makes recommendations of loans to be written off to the board of directors of CFC. In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and collateral securing the borrower's loans.

Activity in the loan loss allowance account is summarized below:

	August 31,		May 31,
(in thousands)	2006	2005	2006
Balance at beginning of period	$611,443	$589,749	$589,749
Provision for loan losses	-	-	23,240
Write-offs	(138)	(238)	(2,197)
Recoveries	113	188	651
Balance at end of period	$611,418	$589,699	$611,443

(d)	Interest Income

Interest income includes the following:
	For the three months ended August 31,
(in thousands)	2006	2005
Loan interest income (1)	$255,251	$238,957
Investment income (2)	2,028	2,172
Conversion fees (3)	2,512	3,683
Make-whole and prepayment fees (4)	443	3,409
Commitment and guarantee fees (5)	4,209	1,599
Other fees (6)	246	57
Total interest income	$264,689	$249,877

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
(5) Commitment fees for RTFC loan commitments are, in most cases, refundable on a prorata basis according to the amount of the loan commitment that is advanced. Such refundable fees are deferred and then recognized on a prorata basis based on the portion of the loan that is not advanced prior to the expiration of the commitment. Commitment fees on CFC loan commitments are not refundable and are billed and recognized based on the unused portion of committed lines of credit. Guarantee fees are charged based on the amount, type and term of the guarantee. Guarantee fees are deferred and amortized using the straight-line method into interest income over the life of the guarantee.
(6) Other fees include late payment fees charged on late loan payments and recognized when collected and other fees associated with syndication of loans that are deferred and amortized using the straight-line method. Additionally, other fees include loan origination fees that are deferred and amortized over the life of the facility as an addition to interest income using the straight-line method which approximates the interest method.

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $32 million and $37 million at August 31, 2006 and May 31, 2006, respectively.

(e)	Interest Expense

Interest expense includes the following:
	For the three months ended August 31,
(in thousands)	2006	2005
Debt interest expense (1)	$240,275	$229,322
Debt issuance costs (2)	7,049	2,148
Derivative cash settlements, net (3)	-	1,307
Commitment and guarantee fees (4)	3,927	1,634
Other fees (5)	1,204	866
Total interest expense	$252,455	$235,277

(1) Represents interest expense and the amortization of discounts on all debt securities including members' subordinated certificates.
(2) Includes amortization of all deferred charges related to debt issuance, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method. Also includes issuance costs related to dealer commercial paper and debt issuance costs fully amortized as part of the early retirement of debt.
(3) Represents the net cost related to swaps that qualify for hedge accounting treatment plus the accrual from the date of the last settlement to the current period end.
(4) Includes various fees related to funding activities, including fees paid to banks participating in the Company's revolving credit agreements and fees paid under bond guarantee agreements with RUS as part of the Rural Economic Development Loan and Grant ("REDLG") program. Fees are recognized as incurred or amortized on a straight-line basis over the life of the respective agreement.
(5) Represents fees associated with NCSC's consumer loan program and other fees.

The Company does not include indirect costs, if any, related to funding activities in interest expense.

(f) Comprehensive Income

Comprehensive income includes the Company's net margin, as well as other comprehensive income related to derivatives. Comprehensive income is calculated as follows:

	For the three months ended August 31,
(in thousands)	2006	2005
Net loss	$(40,122)	$(5,317)
Other comprehensive income:
Unrealized loss on derivatives	-	(1,559)
Reclassification adjustment for
realized (gain) loss on derivatives	(251)	220
Comprehensive loss	$(40,373)	$(6,656)

(g)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

(2)	Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	August 31, 2006		May 31, 2006
	Loans	Unadvanced (1)	Loans	Unadvanced (1)
(in thousands)	outstanding	commitments	outstanding	commitments
Total by loan type:
Long-term fixed rate loans	$14,507,813	$-	$14,546,850	$-
Long-term variable rate loans	2,432,583	6,124,668	2,524,722	6,146,618
Loans guaranteed by RUS	260,419	591	261,330	591
Intermediate-term loans	5,658	21,719	5,605	21,741
Line of credit loans	1,131,367	6,700,131	1,022,398	6,610,963
Total loans	18,337,840	12,847,109	18,360,905	12,779,913
Less: Allowance for loan losses	(611,418)	-	(611,443)	-
Net loans	$17,726,422	$12,847,109	$17,749,462	$12,779,913

Total by segment:
CFC:
Distribution	$12,896,484	$9,007,538	$12,859,076	$8,905,434
Power supply	2,888,941	2,600,174	2,810,663	2,635,502
Statewide and associate	124,357	122,077	124,633	110,839
CFC Total	15,909,782	11,729,789	15,794,372	11,651,775
RTFC	2,034,521	544,792	2,162,464	550,990
NCSC	393,537	572,528	404,069	577,148
Total	$18,337,840	$12,847,109	$18,360,905	$12,779,913

The following table summarizes non-performing and restructured loans outstanding and unadvanced commitments to those borrowers by segment and by loan program:

	August 31, 2006		May 31, 2006
	Loans	Unadvanced (1)	Loans	Unadvanced (1)
(in thousands)	outstanding	commitments	outstanding	commitments
Non-performing loans:
RTFC:
Long-term fixed rate loans	$212,984	$-	$212,984	$-
Long-term variable rate loans	273,959	-	314,987	-
Line of credit loans	51,077	403	49,817	296
Total RTFC loans	538,020	403	577,788	296
NCSC:
Long-term fixed rate loans	62	-	81	-
Total non-performing loans	$538,082	$403	$577,869	$296

Restructured loans:
CFC:
Long-term fixed rate loans	$53,170	$15,500	$51,670	$15,242
Long-term variable rate loans	564,030	200,000	571,640	200,000
Line of credit loans	-	-	258	-
Total CFC loans	617,200	215,500	623,568	215,242
RTFC:
Long-term fixed rate loans	6,640	-	6,786	-
Total restructured loans	$623,840	$215,500	$630,354	$215,242

(1) Unadvanced commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced. Additional information may be required to assure that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the supporting documents. Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. As the interest rate on unadvanced commitments is not set, long-term unadvanced commitments have been classified in this chart as variable rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or variable rate.

Loan origination costs are deferred and amortized using the straight-line method, which approximates the interest method, over the life of the loan as a reduction to interest income. At August 31, 2006 and May 31, 2006, the balance for deferred loan origination costs related to loans outstanding totaled $3 million.

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

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment:

(Dollar amounts in thousands)	August 31, 2006				May 31, 2006
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$13,953,354	96%	$554,459	4%	$13,984,404	96%	$562,446	4%
Long-term variable rate loans	2,310,595	95%	121,988	5%	2,414,737	96%	109,985	4%
Loans guaranteed by RUS	260,419	100%	-	-	261,330	100%	-	-
lntermediate-term loans	811	14%	4,847	86%	897	16%	4,708	84%
Line of credit loans	165,067	15%	966,300	85%	145,938	14%	876,460	86%
Total loans	$16,690,246	91%	$1,647,594	9%	$16,807,306	92%	$1,553,599	8%

Total by segment:
CFC	$14,587,883	92%	$1,321,899	8%	$14,575,691	92%	$1,218,681	8%
RTFC	1,797,534	88%	236,987	12%	1,921,635	89%	240,829	11%
NCSC	304,829	77%	88,708	23%	309,980	77%	94,089	23%
Total loans	$16,690,246	91%	$1,647,594	9%	$16,807,306	92%	$1,553,599	8%

Pledging of Loans
As of August 31, 2006 and May 31, 2006, distribution system mortgage notes related to outstanding long-term loans totaling $5,433 million and $5,472 million, respectively, and RUS guaranteed loans qualifying as permitted investments totaling $222 million and $223 million, respectively, were pledged as collateral to secure CFC's collateral trust bonds under the 1994 indenture. In addition, $2 million of cash was pledged under the 1972 indenture at August 31, 2006 and May 31, 2006.

As of August 31, 2006 and May 31, 2006, distribution system mortgage notes related to outstanding long-term loans totaling $569 million and $574 million, respectively were pledged as collateral to secure CFC's notes to Federal Agricultural Mortgage Corporation ("Farmer Mac").

In addition to the loans pledged as collateral at August 31, 2006 and May 31, 2006, CFC had $2,292 million and $2,302 million, respectively, of mortgage notes on deposit with the trustee for the $2 billion of notes payable to the Federal Financing Bank ("FFB") of the United States Treasury (see Note 5).

The $2 billion of notes payable to the FFB contain a rating trigger related to the Company's senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings (see chart on page 43). A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies. If the Company's senior secured credit ratings fall below the levels listed above, the total $2,292 million of mortgage notes would be pledged as collateral rather than held on deposit.

A total of $1 billion of the same notes payable to the FFB has a second rating trigger related to the appointment of a financial expert to the Company's board of directors. A rating trigger event will exist if CFC does not have a financial expert (as defined by Section 407 of the Sarbanes-Oxley Act of 2002) appointed to serve on the audit committee of its board of directors by thirty days after the CFC March 2007 annual meeting through the tenor of the bonds or if the financial expert position remains vacant for more than 90 consecutive days after the initial appointment. CFC's board has identified candidates to run for the financial expert position in the membership elections to be held in the fall of 2006. If the Company does not satisfy the financial expert rating trigger, $1,167 million of mortgage notes would be pledged as collateral rather than held on deposit.

(3) Foreclosed Assets

Assets received in satisfaction of loan receivables are recorded at the lower of cost or market and identified on the consolidated balance sheets as foreclosed assets. At August 31, 2006 and May 31, 2006, the balance of foreclosed assets included real estate developer notes receivable and limited partnership interests in certain real estate developments.

The activity for foreclosed assets is summarized below:

	Three months ended August 31,		Year ended
(in thousands)	2006	2005	May 31, 2006
Beginning balance	$120,889	$140,950	$140,950
Results of operations	3,002	4,692	15,492
Net cash (provided by) invested in	(26,417)	346	(6,401)
Sale of foreclosed assets	(487)	(28,254)	(29,152)
Ending balance of foreclosed assets	$96,987	$117,734	$120,889

Net cash provided by foreclosed assets increased significantly during the three months ended August 31, 2006 due to full and partial paydowns of notes primarily by two limited partnership interests in certain real estate developments. At May 31, 2005, the balance of foreclosed assets also included partnership interests in real estate properties. CFC operated the real estate properties before selling such properties in August 2005 for $30 million. A gain of $4 million was included in the results of operations of foreclosed assets during the year ended May 31, 2006, $3 million of which was recognized during the three months ended August 31, 2005.

(4)	Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt at August 31, 2006 and May 31, 2006:

(in thousands)	August 31, 2006	May 31, 2006
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,732,768	$1,658,222
Commercial paper sold directly to members, at par	1,360,318	1,184,030
Commercial paper sold directly to non-members, at par	144,654	146,294
Total commercial paper	3,237,740	2,988,546
Daily liquidity fund	276,055	266,664
Bank bid notes	100,000	100,000
Subtotal short-term debt	3,613,795	3,355,210

Long-term debt maturing within one year:
Medium-term notes sold through dealers (1)	1,052,409	1,278,142
Medium-term notes sold through members	218,489	199,626
Foreign currency valuation account (1)	208,080	244,955
Secured collateral trust bonds	99,998	99,991
Subordinated deferrable debt (2)	-	150,000
Unsecured notes payable	15,915	15,900
Total long-term debt maturing within one year	1,594,891	1,988,614
Total short-term debt	$5,208,686	$5,343,824

(1) At August 31, 2006 and May 31, 2006, medium-term notes includes $434 million of medium-term notes denominated in Euros and $0 and $282 million, respectively of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under Statement of Financial Accounting Standard ("SFAS") 52, Foreign Currency Translation.
(2) Redeemed in June 2006.

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

Foreign Denominated Short-Term Debt
Included in short-term debt at August 31, 2006 and May 31, 2006 are medium-term notes due within one year that are denominated in a foreign currency. At the time of issuance of short-term debt denominated in a foreign currency, CFC enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated short-term debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the reported value of the foreign denominated short-term debt. The adjustment to the reported value of the short-term debt on the consolidated balance sheets is also reported on the consolidated statements of operations as foreign currency adjustments. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted short-term debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the short-term debt, unless the counterparty to the exchange agreement does not perform as required under the agreement.

Revolving Credit Agreements
The following is a summary of the Company's revolving credit agreements:

(Dollar amounts in thousands)	August 31, 2006	May 31, 2006	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,025,000	$1,025,000	March 21, 2007	0.05 of 1%

Five-year agreement	1,025,000	1,025,000	March 22, 2011	0.06 of 1%

Five-year agreement	1,975,000	1,975,000	March 23, 2010	0.09 of 1%

Total	$4,025,000	$4,025,000

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

Up-front fees of between 0.05 and 0.13 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at August 31, 2006, totaling in aggregate $3 million, which will be amortized on a straight-line basis over the life of the agreements. No up-front fees were paid to the banks for their commitment to the 364-day facility. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance. The utilization fees are 0.05 of 1% for the five-year agreement terminating on March 22, 2011 and the 364-day agreement terminating on March 21, 2007 and 0.10 of 1% for the five-year agreement terminating on March 23, 2010.

Effective August 31, 2006 and May 31, 2006, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

For the purpose of calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net margin, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and SFAS 52. The adjusted times interest earned ratio ("TIER"), as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements. In addition to the non-cash adjustments related to SFAS 133 and 52, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest. Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest. Senior debt includes guarantees; however, it excludes:
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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the three months ended August 31, 2006 and the year ended May 31, 2006:

	Requirement	August 31, 2006	May 31, 2006

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.09	1.11

Minimum adjusted TIER at fiscal year end (1)	1.05	1.11	1.11

Maximum ratio of senior debt to total equity	10.00	6.87	6.26

(1)	The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

(5)	Long-Term Debt

The following is a summary of long-term debt at August 31, 2006 and May 31, 2006:

(in thousands)	August 31, 2006	May 31, 2006
Unsecured long-term debt:
Medium-term notes, sold through dealers	$4,133,200	$4,174,200
Medium-term notes, sold directly to members	50,273	55,052
Subtotal	4,183,473	4,229,252
Unamortized discount	(8,765)	(9,203)
Total unsecured medium-term notes	4,174,708	4,220,049

Unsecured notes payable	2,067,855	2,074,565
Total unsecured long-term debt	6,242,563	6,294,614

Secured debt:
Collateral trust bonds	3,851,981	3,851,981
Unamortized discount	(4,238)	(4,567)
Total secured collateral trust bonds	3,847,743	3,847,414

Secured notes payable	500,000	500,000
Total secured long-term debt	4,347,743	4,347,414
Total long-term debt	$10,590,306	$10,642,028

Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. See Note 2 for additional information on the collateral pledged to secure the Company's collateral trust bonds. Medium-term notes are unsecured obligations of CFC.

Unsecured Notes Payable
At August 31, 2006 and May 31, 2006, CFC had a total of $2 billion under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the REDLG program. As part of the REDLG program, CFC is eligible to borrow up to the amount of the outstanding loans that it has issued concurrent with RUS loans. At August 31, 2006, CFC had a total of $2.5 billion outstanding on loans issued concurrently with RUS. As part of the REDLG program, CFC will pay a fee of 30 basis points per annum on the total amount borrowed to RUS. The $2 billion of unsecured notes payable issued as part of the REDLG program require CFC to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding. See Note 2 for additional information on the mortgage notes held on deposit.

Secured Notes Payable
At August 31, 2006 and May 31, 2006, the Company had outstanding a total of $500 million of 4.656% notes to Farmer Mac due in 2008. The $500 million of secured notes payable sold to Farmer Mac are secured by the pledge of mortgage notes in an amount at least equal to the principal balance of the notes outstanding. See Note 2 for additional information on the collateral pledged to secure the Company's notes payable.

(6)	Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(Dollar amounts in thousands)	August 31, 2006	May 31, 2006
6.75% due 2043	$125,000	$125,000
6.10% due 2044	88,201	88,201
5.95% due 2045	98,239	98,239
7.40% due 2050	175,000	175,000
Total	$486,440	$486,440

(7) Derivative Financial Instruments

The Company is neither a dealer nor a trader in derivative financial instruments. The Company uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate risk and foreign currency exchange risk.

Interest Rate Exchange Agreements
Generally, the Company's interest rate exchange agreements do not qualify for hedge accounting under SFAS 133. At August 31, 2006 and May 31, 2006, the Company did not have any interest rate exchange agreements that were accounted for using hedge accounting. The majority of the Company's interest rate exchange agreements use a 30-day composite commercial paper index or LIBOR as either the pay or receive leg. The 30-day composite commercial paper index is the best match for the commercial paper that is the underlying debt used as the cost basis in setting the Company's variable interest rates. However, the correlation between movement in the 30-day composite commercial paper index or LIBOR and movement in the Company's commercial paper rates is not consistently high enough to qualify for hedge accounting. The Company's commercial paper rates are not indexed to the 30-day composite commercial paper index or LIBOR and the Company does not solely issue its commercial paper with maturities of 30 days. At August 31, 2005, interest rate exchange agreements with a total notional amount of $200 million were designated as and qualified as effective cash flow hedges and were accounted for using hedge accounting. Those interest rate exchange agreements matured in February 2006.

The Company was a party to the following interest rate exchange agreements:

	Notional Amounts Outstanding
(in thousands)	August 31, 2006	May 31, 2006
Pay fixed and receive variable	$7,013,100	$7,349,584
Pay variable and receive fixed	5,186,440	5,186,440
Total interest rate exchange agreements	$12,199,540	$12,536,024

Consistent with SFAS 133, as amended, the Company records derivative instruments on the consolidated balance sheet as either an asset or liability measured at fair value. Changes in the fair value of derivative instruments are recognized in the derivative forward value line item of the consolidated statement of operations unless specific hedge accounting criteria are met. The change to the fair value is either recorded to other comprehensive income or interest expense, depending on whether the interest rate exchange agreement qualifies as an effective hedge. Net settlements paid and received for derivative instruments that qualify for hedge accounting are recorded in interest expense. Net settlements related to derivative instruments that do not qualify for hedge accounting are recorded as derivative cash settlements in the consolidated statement of operations. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.

Interest rate exchange agreements had the following impact on the Company:

	For the three months ended August 31,
(in thousands)	2006	2005
Statement of Operations Impact
Agreements that qualify for hedge accounting:
Interest expense	$-	$(2,011)

Agreements that do not qualify for hedge accounting:
Derivative cash settlements	12,180	17,409
Derivative forward value	(54,325)	(30,136)
Total loss on interest rate exchange agreements	$(42,145)	$(14,738)

Comprehensive Income Impact
Agreements that qualify for hedge accounting:
Unrealized loss on derivatives	$-	$(591)
Amortization of transition adjustment	(251)	220
Total comprehensive loss	$(251)	$(371)

Cash settlements includes income of $12 million and $16 million during the three months ended August 31, 2006 and 2005, respectively, related to the periodic amounts that were paid and received related to its interest rate exchange agreements. During the three months ended August 31, 2005, cash settlements also includes $1 million of fees received from counterparties for the Company's termination of agreements. These agreements were terminated due to the prepayment of RTFC loans during the three months ended August 31, 2005, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements.

For the three months ended August 31, 2006 and 2005, the derivative forward value also includes amortization to income of $0.2 million and to expense of $0.3 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements. Approximately $0.8 million is expected to be amortized to income over the next twelve months related to the transition adjustment and will continue through April 2029.

Cross Currency and Cross Currency Interest Rate Exchange Agreements
Generally, the Company's cross currency and cross currency interest rate exchange agreements do not qualify for hedge accounting under SFAS 133. At August 31, 2005, cross currency exchange agreements with a total notional amount of $390 million were designated as and qualified as effective cash flow hedges and were accounted for using hedge accounting. Those cross currency exchange agreements matured in February 2006.

At August 31, 2006 and May 31, 2006, the Company was a party to the following cross currency and cross currency interest rate exchange agreements, none of which were accounted for using hedge accounting:

(Currency amounts in thousands)		Notional Principal Amount
	Original	U.S. Dollars (5)			Foreign Currency
	Exchange	August 31,	May 31,		August 31,		May 31,
Maturity Date	Rate	2006	2006		2006		2006
July 7, 2006	1.506	$-	$166,000	(3)	-	AUD (2)	250,000	AUD (2)
July 7, 2006	1.506	-	116,200	(4)	-	AUD (2)	175,000	AUD (2)
March 14, 2007	1.153	433,500 (4)	433,500	(4)	500,000	EU (1)	500,000	EU (1)
Total		$433,500	$715,700		500,000		925,000
(1) EU - Euros
(2) AUD - Australian dollars
(3) These agreements also change the interest rate from a foreign denominated variable rate to a U.S. dollar denominated variable rate.
(4) These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate.
(5) Amounts in the chart represent the U.S. dollar value at the initiation of the exchange agreement. At August 31, 2006 and May 31, 2006, one U. S. dollar was the equivalent of 0.779 and 0.780 Euros, respectively. One U.S. dollar was the equivalent of 1.329 Australian dollars at May 31, 2006.

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

Cross currency and cross currency interest rate exchange agreements had the following impact on the Company:

	For the three months ended August 31,
(in thousands)	2006	2005
Statement of Operations Impact
Agreements that qualify for hedge accounting:
Interest expense	$-	$705

Agreements that do not qualify for hedge accounting:
Derivative cash settlements	(474)	2,791
Derivative forward value	(6,129)	(4,753)
Total loss on cross currency exchange agreements	$(6,603)	$(1,257)

Comprehensive Income Impact
Agreements that qualify for hedge accounting:
Unrealized loss on derivatives	$-	$(968)

Rating Triggers
The Company has certain interest rate, cross currency and cross currency interest rate exchange agreements that contain a provision called a rating trigger. Under a rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The rating triggers contained in certain of the Company's derivative contracts are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service (see chart on page 43).

At August 31, 2006, the Company has the following notional amount and fair values associated with exchange agreements that contain rating triggers. For the purpose of the presentation, the Company has grouped the rating triggers into two categories, (1) ratings from Moody's Investors Service falls to Baa1 or from Standard & Poor's Corporation falls to BBB+ and (2) ratings from Moody's Investors Service falls below Baa1 or from Standard & Poor's Corporation falls below BBB+.

(in thousands) Rating Level:	Notional Amount	Required Company Payment	Amount Company Would Collect	Net Total
Fall to Baa1/BBB+	$1,113,989	$(2,064)	$39,065	$37,001
Fall below Baa1/BBB+	8,546,770	(54,134)	278,912	224,778
Total	$9,660,759	$(56,198)	$317,977	$261,779

(8) Members' Subordinated Certificates

CFC's members are required to purchase membership certificates as a condition of membership. Such certificates are interest-bearing unsecured, subordinated debt of CFC. New members are required to purchase membership certificates based on an amount calculated as a percentage of the difference between revenue and the cost of power for a period of 15 years. New members purchase the certificates over time as a percentage of the amount they borrow from CFC. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership. CFC membership certificates typically have an original maturity of 100 years and pay interest at 5%. The weighted average maturity for all membership subordinated certificates outstanding at August 31, 2006 and May 31, 2006 was 70 years.

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

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with CFC's guarantee program vary in accordance with applicable CFC policy. Members may be required to purchase non-interest-bearing debt service reserve subordinated certificates in connection with CFC's guarantee of long-term tax-exempt bonds (see Note 11). CFC pledges proceeds from the sale of such certificates to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued. These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

(9) Minority Interest

At August 31, 2006 and May 31, 2006, the Company reported minority interests of $22 million on the consolidated balance sheets. Minority interest represents the 100% interest that RTFC and NCSC members have in their respective organizations. The members of RTFC and NCSC own or control 100% of the interest in the respective company.

During the three months ended August 31, 2006, the balance of minority interest decreased by less than $1 million of minority interest net loss for the three months ended August 31, 2006.

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

In July 2006, CFC's board of directors authorized the allocation of the fiscal year 2006 adjusted net margin as follows: $0.8 million to the education fund and $95 million to members in the form of patronage capital. The board of directors also authorized the allocation of $7 million from the members' capital reserve. In July 2006, CFC's board of directors authorized the retirement of allocated margins totaling $84 million, representing 70% of the fiscal year 2006 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated margins. This amount was returned to members in cash in August and September 2006. Future allocations and retirements of margins will be made annually as determined by CFC's board of directors with due regard for CFC's financial condition. The board of directors for CFC has the authority to change the policy for allocating and retiring net margins at any time, subject to applicable cooperative law.

At August 31, 2006 and May 31, 2006, equity included the following components:

(in thousands)	August 31, 2006	May 31, 2006
Membership fees	$994	$994
Education fund	958	1,281
Members' capital reserve	156,844	156,844
Allocated net margin	301,985	386,232
Unallocated net margin	15,309	-
Total members' equity	476,090	545,351
Prior years cumulative derivative forward
value and foreign currency adjustments	229,417	229,049
Current period derivative forward value (1)	(58,752)	22,962
Current period foreign currency adjustments	3,321	(22,594)
Total retained equity	650,076	774,768
Accumulated other comprehensive income	12,957	13,208
Total equity	$663,033	$787,976

(1) Represents the derivative forward value (loss) gain recorded by CFC for the period.

(11)	Guarantees
The Company guarantees certain contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At August 31, 2006 and May 31, 2006, the Company had recorded a guarantee liability totaling $15 million and $17 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at August 31, 2006 and May 31, 2006 totaled $13 million and $15 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of $2 million at August 31, 2006 and May 31, 2006 relates to the Company's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into or modified since January 1, 2003 in accordance with FIN No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). The non-contingent obligation is estimated based on guarantee fees received. The fees are deferred and amortized on the straight-line method into interest income over the term of the guarantees. The Company deferred fees of $0.6 million and $0.1 million for the three months ended August 31, 2006 and 2005, respectively, related to new guarantees issued during the periods. Activity in the guarantee liability account is summarized below:

	For the three months ended August 31,		Year ended
	2006	2005	May 31, 2006
Beginning balance	$16,750	$16,094	$16,094
Net change in non-contingent liability	95	(25)	1,356
Recovery of guarantee losses	(1,400)	(3,300)	(700)
Ending balance	$15,445	$12,769	$16,750

Liability as percentage of total guarantees	1.43%	1.22%	1.55%

The following chart summarizes total guarantees by type and segment:

(in thousands)	August 31, 2006	May 31, 2006
Total by type:
Long-term tax exempt bonds (1)	$599,130	$607,655
Indemnifications of tax benefit transfers (2)	120,154	123,544
Letters of credit (3)	287,396	272,450
Other guarantees (4)	73,417	75,331
Total	$1,080,097	$1,078,980

Total by segment:
CFC:
Distribution	$86,601	$70,166
Power supply	908,784	921,930
Statewide and associate	25,436	32,873
CFC total	1,020,821	1,024,969
RTFC	50	-
NCSC	59,226	54,011
Total	$1,080,097	$1,078,980

(1)	The maturities for this type of guarantee run through 2026. CFC has guaranteed debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities. CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of default by a system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.

Of the amounts shown above, $566 million and $572 million as of August 31, 2006 and May 31, 2006, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or called for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of August 31, 2006, CFC's maximum potential exposure for the $33 million of fixed rate tax-exempt bonds is $43 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC's exposure to future interest payments on these bonds. CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)	The maturities for this type of guarantee run through 2015. CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. In the event of default by a system for non-payment of indemnity payments, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the indemnity payments. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. The amounts shown represent CFC's maximum potential exposure for guaranteed indemnity payments. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction. This amount is secured by a mortgage lien on all of the system's assets and future revenues. The remainder would be treated as an intermediate-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in federal tax law, no further guarantees of this nature are anticipated.

(3)	The maturities for this type of guarantee run through 2017. Additionally, letters of credit totaling $9 million at August 31, 2006 have a term of one year and automatically extend for a period of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The Company issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw. Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. As of August 31, 2006, the Company's maximum potential exposure is $287 million, of which $198 million is secured. Additionally, in the event of default for $26 million of secured NCSC letters of credit, NCSC is only liable for 40% of the amount guaranteed due to a reimbursement obligation agreement for the remaining 60%. Security provisions include a mortgage lien on all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table, under master letter of credit facilities, the Company may be required to issue up to an additional $329 million in letters of credit to third parties for the benefit of its members at August 31, 2006. At May 31, 2006, this amount was $217 million.

(4)	The maturities for this type of guarantee run through 2025. CFC provides other guarantees for its members. In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Of CFC's maximum potential exposure for guaranteed principal and interest totaling $73 million at May 31, 2006, $3 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $70 million is unsecured.

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

At August 31, 2006 and May 31, 2006, CFC had a total of $160 million and $144 million of guarantees, representing 15% and 13% of total guarantees, respectively, under which its right of recovery from its members was not secured.

(12)	Contingencies

The Company had the following loans classified as non-performing and restructured at:

(in thousands)	August 31, 2006	May 31, 2006	August 31, 2005
Non-performing loans	$538,082	$577,869	$560,578

Restructured loans	623,840	630,354	594,680

Total	$1,161,922	$1,208,223	$1,155,258

(a) At August 31, 2006, May 31, 2006 and August 31, 2005, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income. At August 31, 2006 and May 31, 2006, $563 million and $569 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income. At August 31, 2005, there were $587 million of restructured loans on non-accrual status. A total of $0.9 million and $0.1 million of interest income was accrued on restructured loans during the three months ended August 31, 2006 and 2005, respectively.

Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended August 31,
(in thousands)	2006	2005
Non-performing loans	$10,474	$10,624

Restructured loans	9,840	8,202

Total	$20,314	$18,826

(b) The Company classified $1,155 million and $1,201 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at August 31, 2006 and May 31, 2006, respectively. The Company reserved $451 million and $447 million of the loan loss allowance for such impaired loans at August 31, 2006 and May 31, 2006, respectively. The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. The Company accrued a total of $0.8 million of interest income on impaired loans for the three months ended August 31, 2006. The Company did not accrue interest income on loans classified as impaired during the three months ended August 31, 2005. The average recorded investment in impaired loans for the three months ended August 31, 2006 and 2005 was $1,301 million and $1,177 million, respectively.

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

(c) At August 31, 2006 and May 31, 2006, CFC had a total of $563 million and $569 million, respectively, of loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers. All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at August 31, 2006 and May 31, 2006 represented 2.9% of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, CFC restructured its loans to CoServ. CoServ is scheduled to make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC. As of August 31, 2006, no amounts have been advanced to CoServ under this loan facility. To date, CoServ has made all payments required under the restructure agreement. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

CoServ and CFC have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at August 31, 2006.

(d) VarTec Telecom, Inc. ("VarTec") is a telecommunications company and RTFC borrower located in Dallas, Texas. RTFC is VarTec's principal senior secured creditor. At August 31, 2006 and May 31, 2006, RTFC had a total of $49 million and $90 million, respectively, of loans outstanding to VarTec. At August 31, 2006 and May 31, 2006, all loans to VarTec were on non-accrual status, resulting in the application of all payments received against principal.

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

On October 14, 2005, the Bankruptcy Court approved an administrative debtor-in-possession ("DIP") facility from RTFC in the amount of $9 million, of which $9 million was outstanding as of August 31, 2006. The DIP facility was extended on March 17, 2006, but RTFC has no obligation to fund beyond those budgeted expenses which accrued prior to June 15, 2006. However, RTFC may consider providing the estate with further DIP funding to pursue the collection of various claims.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to VarTec at August 31, 2006.

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

As of August 31, 2006 and May 31, 2006, RTFC had $489 million and $488 million, respectively, in loans outstanding to ICC. All loans to ICC have been on non-accrual status since February 1, 2005. ICC has not made debt service payments to the Company since June 2005.

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

On April 26, 2006, RTFC reached a settlement of the Loan Litigation with ICC, Vitelco, ICC-LLC, Emcom, their directors and Prosser, individually. Under the settlement, RTFC obtained entry of judgments in the District Court for the District of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million. RTFC also obtained dismissals with prejudice of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and CFC. Various parties also reached agreement for ICC to satisfy the RTFC judgments in the third quarter of calendar year 2006, subject to certain terms and conditions, however, on July 31, 2006, certain of the parties obligated to satisfy the RTFC judgments under the agreement filed voluntary bankruptcy proceedings, as described below, in order to obtain additional time to satisfy the judgments.

On July 31, 2006, ICC-LLC, and Emcom each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division, and Prosser, individually, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Virgin Islands. Prosser's case has been transferred to the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division. Each of the debtors is obligated to RTFC, for certain obligations of ICC, including court judgments. On September 25, 2006, ICC-LLC, Emcom and Prosser jointly filed a motion in the voluntary bankruptcy proceedings seeking court authority to assume the agreement under which each is obligated to satisfy the RTFC judgments. The bankruptcy court has entered an order scheduling a hearing on the motion for November 27, 2006. RTFC has not yet responded to the motion.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at August 31, 2006.

(f) Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama. Pioneer had also invested in a propane gas operation, which it recently sold. Pioneer has experienced deterioration in its financial condition as a result of losses in the gas operation. At August 31, 2006 and May 31, 2006, CFC had a total of $54 million in loans outstanding to Pioneer. Pioneer was current with respect to all debt service payments at August 31, 2006. All loans to Pioneer remain on accrual status with respect to the recognition of interest income. CFC is the principal creditor to Pioneer.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at August 31, 2006.

(13)	Segment Information

The Company's consolidated financial statements include the financial results of CFC, RTFC and NCSC. Full financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance. The segment presentation for the quarters ended August 31, 2006 and 2005 reflect the operating results of each of the three companies as a separate segment.

As stated elsewhere in the consolidated financial statements, CFC is the sole lender to RTFC and the primary source of funding for NCSC. NCSC also obtains funding from third parties with a CFC guarantee. Thus, CFC takes all of the risk related to the funding of the loans to RTFC and NCSC, and in return, CFC earns net interest income on the loans to RTFC and NCSC.

Pursuant to guarantee agreements, CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loan program. Thus, CFC maintains the majority of the total consolidated loan loss allowance. A small loan loss allowance is maintained by NCSC to cover its consumer loan exposure.

The following chart contains consolidated statement of operations for the three months ended August 31, 2006 and consolidated balance sheet information as of August 31, 2006.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$228,992	$28,113	$7,584	$264,689
Interest expense	(219,195)	(26,508)	(6,752)	(252,455)
Net interest income	9,797	1,605	832	12,234

Recovery of guarantee losses	1,400	-	-	1,400

Net interest income after recovery of guarantee losses	11,197	1,605	832	13,634
Non-interest income and expense:
General and administrative expenses	(10,646)	(1,326)	(756)	(12,728)
Rental and other income	153	-	164	317
Results of operations of foreclosed assets	3,002	-	-	3,002
Total non-interest income and expense	(7,491)	(1,326)	(592)	(9,409)

Derivative cash settlements	11,603	-	103	11,706
Derivative forward value	(58,752)	-	(1,702)	(60,454)
Foreign currency adjustments	3,321	-	-	3,321
Total loss on derivative and foreign
currency adjustments	(43,828)	-	(1,599)	(45,427)
Loss prior to income taxes and minority interest	(40,122)	279	(1,359)	(41,202)
Income tax benefit	-	198	516	714
Net (loss) income per segment reporting	$(40,122)	$477	$(843)	$(40,488)

Reconciliation of net loss:
Net loss per segment reporting				$(40,488)
Minority interest				366
Net loss per consolidated statement of operations				$(40,122)

Assets:
Loans to members	$15,909,782	$2,034,521	$393,537	$18,337,840
Less: Allowance for loan losses	(610,671)	-	(747)	(611,418)
Loans to members, net	15,299,111	2,034,521	392,790	17,726,422
Other assets	946,121	223,420	35,687	1,205,228
Total assets	$16,245,232	$2,257,941	$428,477	$18,931,650

The following chart contains the consolidated statement of operations for the three months ended August 31, 2005 and consolidated balance sheet information at August 31, 2005.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$202,741	$39,654	$7,482	$249,877
Interest expense	(191,453)	(37,741)	(6,083)	(235,277)
Net interest income	11,288	1,913	1,399	14,600

Recovery of guarantee losses	3,300	-	-	3,300
Net interest income after recovery of guarantee losses	14,588	1,913	1,399	17,900
Non-interest income and expense:
General and administrative expenses	(10,521)	(1,132)	(464)	(12,117)
Rental and other income	1,462	-	-	1,462
Results of operations of foreclosed assets	4,692	-	-	4,692
Total non-interest income and expense	(4,367)	(1,132)	(464)	(5,963)

Derivative cash settlements	20,651	-	(451)	20,200
Derivative forward value	(34,929)	-	40	(34,889)
Foreign currency adjustments	(1,260)	-	-	(1,260)
Total loss on derivative and foreign
currency adjustments	(15,538)	-	(411)	(15,949)
(Loss) margin prior to income taxes	(5,317)	781	524	(4,012)
Income tax expense	-	-	(199)	(199)
Net (loss) margin per segment reporting	$(5,317)	$781	$325	$(4,211)

Reconciliation of net loss:
Net loss per segment reporting				$(4,211)
Minority interest				(1,106)
Net loss per consolidated statement of operations				$(5,317)

Assets:
Loans to members	$15,462,713	$2,301,263	$438,609	$18,202,585
Less: Allowance for loan losses	(588,418)	-	(1,281)	(589,699)
Loans to members, net	14,874,295	2,301,263	437,328	17,612,886
Other assets	1,314,831	220,583	39,288	1,574,702
Total assets	$16,189,126	$2,521,846	$476,616	$19,187,588

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions, whether in the negative or affirmative. Our ability to predict results is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss allowance, net margin growth, leverage and debt to equity ratios, and borrower financial performance are forward-looking statements. All forward-looking statements speak only to events as of the date on which the statements are made. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-Q, in addition to Part I, Item 1A, Risk Factors in the Company's Form 10-K for the year ended May 31, 2006.

Overview
In this report the Company will provide analysis on its results of operations, financial condition, liquidity and market risk. The Company will also provide analysis of trends and significant transactions completed in the period covered by the report.

The Company provides financial products to its rural electric and telecommunications members at the lowest cost in relation to the financial performance and strength required to maintain strong credit ratings. The Company's access to the capital markets at levels that allow it to keep cost to the members low is dependent on maintaining strong credit ratings. See page 43 for detail on the current ratings for the Company's public debt.

Financial Overview
Results of Operations
The Company uses a times interest earned ratio ("TIER") instead of the dollar amount of net interest income or net margin as its primary performance indicator, since its net margin in dollar terms is subject to fluctuation as interest rates change. TIER is a measure of the Company's ability to cover the interest expense on its debt obligations. TIER is calculated by dividing the sum of interest expense and the net margin prior to the cumulative effect of change in accounting principle by the interest expense.

For the quarter ended August 31, 2006, the Company reported a net loss of $40 million compared to a net loss of $5 million for the prior year period, thus the TIER calculation for both periods results in a value below 1.00. For the quarter ended August 31, 2006, the Company reported an adjusted net margin of $17 million and adjusted TIER of 1.07, compared to an adjusted net margin of $32 million and adjusted TIER of 1.15 for the prior year period. See "Non-GAAP Financial Measures" for more information on the adjustments the Company makes to its financial results for the purposes of its own analysis and covenant compliance.

During the quarter ended August 31, 2006, earnings were impacted by a $29 million decrease in derivative and foreign currency adjustments and a $3 million decrease in net interest income, both of which were primarily impacted by the rise in interest rates.

Over the remainder of fiscal year 2007, the Company anticipates that the net interest income yield will remain at about the current level, as it is anticipated that the increases to the federal funds interest rate are nearing an end. The level of loans on non-accrual is expected to continue to be a significant drag on earnings for fiscal year 2007.

Financial Condition
During the quarter ended August 31, 2006, the Company's total loans outstanding decreased by $23 million or less than 1%. RTFC loans outstanding decreased by $128 million and NCSC loans outstanding decreased by $10 million, while CFC loans increased by $115 million.

The Company expects that the balance of the loan portfolio will remain relatively stable during the remainder of fiscal year 2007. Loans from the Federal Financing Bank ("FFB"), an agency of the U.S. Treasury Department, with a Rural Utilities Service ("RUS") guarantee, represent a lower cost option for rural electric utilities compared to the Company. The Company anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems. The Company anticipates that the RTFC loan balance will continue to decline due to long-term loan amortization and lower levels of capital expenditure requirements and asset acquisitions in the rural telecommunications marketplace.

During the quarter ended August 31, 2006, short-term debt decreased by $135 million and long-term debt decreased by $52 million. Short-term debt decreased due to the redemption of $150 million of subordinated deferrable debt and the maturity of medium-term notes denominated in Australian dollars valued at $320 million at May 31, 2006, offset by an increase in commercial paper. There was no significant change to long-term debt.

Total equity decreased $125 million from May 31, 2006 to August 31, 2006 due to CFC's retirement of $84 million of patronage capital to its members and a net loss of $40 million for the quarter ended August 31, 2006. Under GAAP, the Company's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements and the impact of future expected currency exchange rates on its currency exchange agreements. As a result, it is difficult to predict the future changes in the Company's reported GAAP equity due to the uncertainty of the movement in future interest and currency exchange rates. In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended and SFAS 52, Foreign Currency Translation.

Liquidity
At August 31, 2006, the Company had $3,614 million of commercial paper, daily liquidity fund and bank bid notes and $1,595 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. Members held commercial paper (including the daily liquidity fund) totaling $1,636 million or approximately 47% of the total commercial paper outstanding at August 31, 2006. Commercial paper issued through dealers and bank bid notes totaled $1,833 million and represented 10% of total debt outstanding at August 31, 2006. The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during fiscal year 2007. During the next twelve months, the Company plans to refinance the $1,595 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt.

CFC uses member loan repayments, capital market debt issuance, private debt issuance, member investments, and net margins to fund its operations. In addition, the Company maintains both short-term and long-term bank lines in the form of revolving credit agreements with its bank group. Members pay a small membership fee and are typically required to purchase subordinated certificates as a condition to receiving a long-term loan advance and as a condition of membership. CFC has a need for funding to make loan advances to its members, to make interest payments on its public and private debt and to make payments of principal on its maturing debt. To facilitate access to the capital markets, CFC is a regular issuer of debt in the capital markets, maintains strong credit ratings and has active shelf registrations on file with the Securities and Exchange Commission ("SEC") for each of its public debt instruments. CFC also has access to foreign debt markets with Euro medium-term note and commercial paper programs and an Australian medium-term note program.

The Company can borrow amounts from the FFB with a guarantee of repayment by the RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant ("REDLG") program. As a result of the RUS guarantee, these funds represent a lower cost compared to the Company's other forms of debt securities. At August 31, 2006, the Company had RUS approval to borrow an additional $500 million under the REDLG program and the Company anticipates borrowing this amount prior to the expiration of the commitment in July 2009.

Margin Analysis

Results of Operations

Quarter ended August 31, 2006 versus August 31, 2005
The following chart presents the results of operations for the three months ended August 31, 2006 versus August 31, 2005.

	For the three months ended August 31,		Increase/
(Dollar amounts in millions)	2006	2005	(Decrease)
Interest income	$265	$250	$15
Interest expense	(253)	(235)	(18)
Net interest income	12	15	(3)
Recovery of guarantee losses	2	3	(1)
Net interest income after recovery of guarantee losses	14	18	(4)
Non-interest income and expense:
General and administrative expenses	(13)	(12)	(1)
Rental and other income	-	1	(1)
Results of operations of foreclosed assets	3	5	(2)
Total non-interest income and expense	(10)	(6)	(4)

Derivative and foreign currency adjustments:
Derivative cash settlements	12	20	(8)
Derivative forward value	(60)	(35)	(25)
Foreign currency adjustments	3	(1)	4
Total loss on derivative and foreign currency adjustments	(45)	(16)	(29)

Loss prior to income taxes and minority interest	(41)	(4)	(37)

Income tax benefit	1	-	1
Minority interest	-	(1)	1
Net loss	$(40)	$(5)	$(35)

TIER (1)	-	-
Adjusted TIER (2)	1.07	1.15

(1) For the three months ended August 31, 2006 and 2005, the Company reported a net loss of $40 million and $5 million, respectively, thus the TIER calculation results in a value below 1.00.
(2) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net margin, to include minority interest in net margin and to include all derivative cash settlements in the interest expense. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the three months ended August 31,
	2006	2005	Change
Interest income	5.73%	5.31%	0.42%
Interest expense	(5.47)%	(4.99)%	(0.48)%
Net interest income	0.26%	0.32%	(0.06)%
Recovery of guarantee losses	0.04%	0.06%	(0.02)%
Net interest income after recovery of guarantee losses	0.30%	0.38%	(0.08)%
Non-interest income and expense:
General and administrative expenses	(0.28)%	(0.25)%	(0.03)%
Rental and other income	-	0.02%	(0.02)%
Results of operations of foreclosed assets	0.06%	0.11%	(0.05)%
Total non-interest income and expense	(0.22)%	(0.12)%	(0.10)%

Derivative and foreign currency adjustments:
Derivative cash settlements	0.26%	0.42%	(0.16)%
Derivative forward value	(1.30)%	(0.74)%	(0.56)%
Foreign currency adjustments	0.07%	(0.02)%	0.09%
Total loss on derivative and foreign currency adjustments	(0.97)%	(0.34)%	(0.63)%
Loss prior to income taxes and minority interest	(0.89)%	(0.08)%	(0.81)%

Income tax benefit	0.02%	-	0.02%
Minority interest	-	(0.03)%	0.03%
Net loss	(0.87)%	(0.11)%	(0.76)%

Adjusted net interest income (1)	0.52%	0.74%	(0.22)%
Adjusted margin prior to income taxes and minority interest (2)	0.34%	0.68%	(0.34)%

(1) Adjusted to include derivative cash settlements in the interest expense. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.
(2) Adjusted to exclude derivative forward value and foreign currency adjustments. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

CFC's net interest income will increase or decrease due to changes in loan volume and the rate that it receives on its loans and pays on its sources of funding, respectively. CFC's loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to interest income, interest expense and net interest income due to changes in loan volume versus changes to interest rates. The analysis is consistent with the August 31, 2006 and 2005 consolidated statements of operations. For comparability purposes, average daily loan volume is used as the denominator in calculating interest income yield, interest expense rates and net interest income yield.

Management calculates an adjusted net interest income, which includes all derivative cash settlements in interest expense. The following table also includes a breakout of the change to derivative cash settlements due to changes in the average notional amount of its derivative portfolio versus changes to the net difference between the average rate paid and the average rate received. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Volume Rate Variance Table
(Dollar amounts in millions)

For the three months ended August 31,
2006				2005			Change due to
Average Loan Balance		Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income
CFC	$16,424	$229	5.53%	$16,096	$203	5.00%	$4	$22	$26
RTFC	1,535	28	7.26%	2,123	40	7.41%	(11)	(1)	(12)
NCSC	397	8	7.58%	453	7	6.56%	-	1	1
Total	$18,356	$265	5.73%	$18,672	$250	5.31%	$(7)	$22	$15

Interest expense
CFC	$16,424	$(219)	(5.30)%	$16,096	$(191)	(4.72)%	$(4)	$(24)	$(28)
RTFC	1,535	(27)	(6.85)%	2,123	(38)	(7.05)%	10	1	11
NCSC	397	(7)	(6.75)%	453	(6)	(5.33)%	-	(1)	(1)
Total	$18,356	$(253)	(5.47)%	$18,672	$(235)	(4.99)%	$6	$(24)	$(18)

Net interest income
CFC	$16,424	$10	0.23%	$16,096	$12	0.28%	$-	$(2)	$(2)
RTFC	1,535	1	0.41%	2,123	2	0.36%	(1)	-	(1)
NCSC	397	1	0.83%	453	1	1.23%	-	-	-
Total	$18,356	$12	0.26%	$18,672	$15	0.32%	$(1)	$(2)	$(3)

Derivative cash settlements (3)
CFC	$12,444	$12	0.37%	$15,031	$21	0.55%	$(3)	$(6)	$(9)
NCSC	97	-	-	117	(1)	(1.53)%	-	1	1
Total	$12,541	$12	0.37%	$15,148	$20	0.53%	$(3)	$(5)	$(8)

Adjusted interest expense (4)
Total	$18,356	$(241)	(5.21)%	$18,672	$(215)	(4.57)%	$3	$(29)	$(26)

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
(4) See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its interest expense.

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the chart above includes the following as a percentage of average loans outstanding:

	For the three months ended August 31,
	2006		2005
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Loan interest income (1)	$255	5.51%	$239	5.08%	$16
Investment income (2)	2	0.04%	2	0.04%	-
Conversion fees (3)	3	0.07%	4	0.09%	(1)
Make-whole and prepayment fees (4)	1	0.02%	3	0.06%	(2)
Commitment and guarantee fees (5)	4	0.09%	2	0.04%	2
Total interest income	$265	5.73%	$250	5.31%	$15

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
(5) Commitment fees for RTFC loan commitments are, in most cases, refundable on a prorata basis according to the amount of the loan commitment that is advanced. Such refundable fees are deferred and then recognized on a prorata basis based on the portion of the loan that is not advanced prior to the expiration of the commitment. Commitment fees on CFC loan commitments are not refundable and are billed and recognized based on the unused portion of committed lines of credit. Guarantee fees are charged based on the amount, type and term of the guarantee. Guarantee fees are deferred and amortized using the straight-line method into interest income over the life of the guarantee.

Total interest income for the quarter ended August 31, 2006 represented an increase of $15 million or 6% from the prior year period. The increase to interest income was due to the increase to CFC loan interest rates in the markets offset by lower loan volume. Since August 31, 2005, the Company raised variable interest rates by between approximately 165 basis points and 170 basis points depending on the loan program, while fixed interest rates remained relatively stable. For the quarter ended August 31, 2006, the Company had a reduction to interest income of $20 million due to non-accrual loans compared to a reduction of $19 million for the prior year period. The decrease in loan volume is due to the further reduction of RTFC loans during the quarter ended August 31, 2006.

The $26 million increase in CFC interest income was due to the increase in interest rates partly offset by the impact of non-accrual loans. The impact on CFC interest income of non-accrual loans was a reduction of $10 million for the quarter ended August 31, 2006 as compared to $8 million for the prior year period. The impact of non-accrual loans on interest income is included in the rate variance in the chart above. The $12 million decrease in RTFC interest income was due to the reduction in the balance of RTFC loans outstanding. The impact on RTFC interest income of non-accrual loans was a reduction of $10 million for the quarter ended August 31, 2006 as compared to $11 million for the prior year period.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the chart above includes the following as a percentage of average loans outstanding:

	For the three months ended August 31,
	2006		2005
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Debt interest expense (1)	$240	5.19%	$229	4.87%	$11
Debt issuance costs (2)	7	0.15%	2	0.04%	5
Derivative cash settlements, net (3)	-	-	1	0.02%	(1)
Commitment and guarantee fees (4)	4	0.09%	2	0.04%	2
Other fees (5)	2	0.04%	1	0.02%	1
Total interest expense	$253	5.47%	$235	4.99%	$18

(1) Represents interest expense and the amortization of discounts on all debt securities including members' subordinated certificates.
(2) Includes amortization of all deferred charges related to debt issuance, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method. Also includes issuance costs related to dealer commercial paper and debt issuance costs fully amortized as part of the early retirement of debt.
(3) Represents the net cost related to swaps that qualify for hedge treatment plus the accrual from the date of the last settlement to the current period end.
(4) Includes various fees related to funding activities, including fees paid to banks participating in the Company's revolving credit agreements and fees paid under bond guarantee agreements with RUS as part of the REDLG program. Fees are recognized as incurred or amortized on a straight line basis over the life of the respective agreement.
(5) Represents fees associated with NCSC's consumer loan program and other fees.

The $18 million increase to the total interest expense for the quarter ended August 31, 2006 as compared to the prior year period was due to the increase to interest rates in the markets and the $7 million increase to total fees expensed by the Company during the quarter ended August 31, 2006. The increase to fees expensed was primarily due to the $5 million loss representing the unamortized issuance costs on the early retirement of subordinated deferrable debt in June 2006. The increase to total interest expense was partly offset by the decrease due to lower loan volume.

The adjusted total interest expense, which includes all derivative cash settlements, for the quarter ended August 31, 2006 increased by $26 million compared to the prior year period due to the $18 million increase to interest expense noted above and the $8 million decrease in derivative cash settlements described below. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income
The change in the line items described above resulted in a decrease in net interest income of $3 million for the quarter ended August 31, 2006 compared to the prior year period. The adjusted net interest income, which includes all derivative cash settlements, for the quarter ended August 31, 2006 was $24 million, a decrease of $11 million from the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense, and therefore net interest income.

Results of Operations of Foreclosed Assets
Income from the operation of foreclosed assets decreased by $2 million for the quarter ended August 31, 2006 compared to the prior year period due to the gain of $3 million related to the sale of real estate assets in August 2005. At August 31, 2006, the remaining balance of foreclosed assets is comprised of notes receivable which the Company continues to service.

Derivative Cash Settlements
The $8 million decrease in cash settlements for the quarter ended August 31, 2006 compared to the prior year period is primarily due to an increase in variable interest rates which caused a decrease to the net rate earned by the Company on exchange agreements. In addition, there was a reduction in the average notional amount of derivatives outstanding as compared to the prior year period.

Derivative Forward Value
The $25 million decrease in the derivative forward value during the quarter ended August 31, 2006 compared to the prior year period is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts. The derivative forward value for the quarter ended August 31, 2006 and 2005 also includes amortization to income of $0.2 million and to expense of $0.3 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. This adjustment will be amortized into earnings over the remaining life of the related derivative contracts.

The Company is required to record the fair value of derivatives on its consolidated balance sheets with changes in the fair value of derivatives that do not qualify for hedge accounting recorded in the consolidated statements of operations as a current period gain or loss. This change in fair value is recorded as the derivative forward value on the consolidated statements of operations. The derivative forward value does not represent a current period cash inflow or outflow, but represents the net present value of the estimated future cash settlements, which are based on the estimate of future interest rates over the remaining life of the derivative contract. The expected future interest rates change often, causing significant changes in the recorded fair value of derivatives and volatility in the reported estimated gain or loss on derivatives in the consolidated statements of operations. Recording the forward value of derivatives results in recording only a portion of the impact on the Company's operations due to future changes in interest rates. Under GAAP, the Company is required to recognize changes in the fair value of its derivatives as a result of changes to interest rates, but there are no provisions for recording changes in the fair value of its loans or debt outstanding as a result of changes to interest rates. As a finance company, the Company passes on its cost of funding through interest rates on loans to members. The Company has demonstrated the ability to pass on its cost of funding to its members through its ability to consistently earn an annual adjusted TIER equal to or in excess of the minimum 1.10 target in every year since 1981. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios.

Foreign Currency Adjustment
The Company's foreign currency adjustment for the quarter ended August 31, 2006 increased by $4 million compared to the prior year period. Changes in the exchange rate between the U.S. dollar and Euro may cause the value of foreign denominated debt outstanding to fluctuate. An increase in the value of the Euro versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to fix at the time of issuance all of the cash flows associated with its foreign denominated debt. Changes in the value of the foreign currency exchange agreement will be approximately offset by changes in the value of the outstanding foreign denominated debt.

Net Loss
The change in the line items described above resulted in an increase in net loss of $35 million for the quarter ended August 31, 2006 from the prior year period. The adjusted net margin, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $17 million, compared to $32 million for the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net margin.

Ratio of Earnings to Fixed Charges
The following chart provides the calculation of the ratio of earnings to fixed charges for the three months ended August 31, 2006 and 2005. The ratio of earnings to fixed charges is the same calculation as TIER. See the Results of Operations for discussion on TIER and adjustments that the Company makes to the TIER calculation.

Three months ended August 31,
(Dollar amounts in thousands)	2006	2005
Loss prior to cumulative effect of
change in accounting principle	$(40,122)	$(5,317)
Add: fixed charges	252,455	235,277

Margins available for fixed charges	$212,333	$229,960

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$252,455	$235,277

Ratio of margins to fixed charges (1)	-	-

(1) For the three months ended August 31, 2006 and 2005, earnings were insufficient to cover fixed charges by $40 million and $5 million, respectively.

Financial Condition
Loan and Guarantee Portfolio Assessment
Loan Programs
Loans to members bear interest at rates determined from time to time by the Company after considering its interest expense, operating expenses, provision for loan losses and the maintenance of reasonable margin levels. In keeping with its not-for-profit, cooperative charter, the Company's policy is to set interest rates at the lowest levels it considers to be consistent with sound financial management.

The following chart summarizes loans by type and by segment:

	Loans by Type
(Dollar amounts in millions)	August 31, 2006		May 31, 2006		Change
Long-term loans (1):
Long-term fixed rate loans	$14,723	80%	$14,763	80%	$(40)
Long-term variable rate loans	2,478	14%	2,570	14%	(92)
Total long-term loans	17,201	94%	17,333	94%	(132)
Short-term loans (2)	1,137	6%	1,028	6%	109
Total loans	$18,338	100%	$18,361	100%	$(23)

	Loans by Segment
(Dollar amounts in millions)	August 31, 2006		May 31, 2006		Change
CFC:
Distribution	$12,897	70%	$12,859	70%	$38
Power supply	2,889	16%	2,811	15%	78
Statewide and associate	124	1%	125	1%	(1)
CFC Total	15,910	87%	15,795	86%	115
RTFC	2,034	11%	2,162	12%	(128)
NCSC	394	2%	404	2%	(10)
Total	$18,338	100%	$18,361	100%	$(23)

(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured intermediate-term and line of credit loans that are subject to interest rate adjustment monthly or semi-monthly.

The Company's loans outstanding have decreased $23 million or less than 1% during the quarter ended August 31, 2006. Long-term fixed rate loans at August 31, 2006 and May 31, 2006 represented 86% and 85%, respectively, of total long-term loans. Loans converting from a variable rate to a fixed rate for the quarter ended August 31, 2006 totaled $82 million, which was offset by $17 million of loans that converted from a fixed rate to a variable rate. This resulted in a net conversion of $65 million from a variable rate to a fixed rate for the quarter ended August 31, 2006. For the quarter ended August 31, 2005, loans converting from a variable rate to a fixed rate totaled $571 million, which was offset by $1 million of loans that converted from a fixed rate to a variable rate. This resulted in a net conversion of $570 million from a variable rate to a fixed rate for the quarter ended August 31, 2005.

The following chart summarizes loans and guarantees outstanding by segment at:

(Dollar amounts in millions)	August 31, 2006		May 31, 2006		Change
CFC:
Distribution	$12,983	67%	$12,929	67%	$54
Power supply	3,798	19%	3,733	19%	65
Statewide and associate	150	1%	158	1%	(8)
CFC Total	16,931	87%	16,820	87%	111
RTFC	2,034	11%	2,162	11%	(128)
NCSC	453	2%	458	2%	(5)
Total	$19,418	100%	$19,440	100%	$(22)

The following table summarizes the RTFC segment loans and guarantees outstanding:

(Dollar amounts in millions)	August 31, 2006		May 31, 2006		Change
Rural local exchange carriers	$1,733	85%	$1,815	84%	$(82)
Cable television providers	178	9%	179	8%	(1)
Long distance carriers	49	3%	89	5%	(40)
Fiber optic network providers	42	2%	41	2%	1
Competitive local exchange carriers	24	1%	28	1%	(4)
Wireless providers	3	-	5	-	(2)
Other	5	-	5	-	-
Total	$2,034	100%	$2,162	100%	$(128)

The Company's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At August 31, 2006 and May 31, 2006, loans outstanding to members in any one state or territory did not exceed 16% of total loans outstanding.

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

At August 31, 2006 and May 31, 2006, the total exposure outstanding to any one borrower or controlled group did not exceed 3% of total loans and guarantees outstanding. At August 31, 2006, the ten largest borrowers included five distribution systems, three power supply systems and two telecommunications system. At May 31, 2006, the ten largest borrowers included four distribution systems, five power supply systems and one telecommunications systems.

The following chart shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment at:

	August 31, 2006		May 31, 2006
(Dollar amounts in millions)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$3,308		$3,140
Guarantees	150		267
Total credit exposure to ten largest borrowers	$3,458	18%	$3,407	18%

Total by segment:
CFC	$2,759		$2,856
RTFC	689		488
NCSC	10		63
Total credit exposure to ten largest borrowers	$3,458	18%	$3,407	18%

Security Provisions
Except when providing lines of credit and intermediate-term loans, the Company typically lends to its members on a senior secured basis. Long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. Guarantee reimbursement obligations are typically secured on parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, borrowers are also required to set rates designed to achieve certain financial ratios.

The following table summarizes the Company's unsecured credit exposure as a percentage of total exposure by type and by segment at:

	August 31, 2006		May 31, 2006
(Dollar amounts in millions)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$1,648		$1,554
Guarantees	160		144
Total unsecured credit exposure	$1,808	9%	$1,698	9%

Total by segment:
CFC	$1,478		$1,358
RTFC	237		241
NCSC	93		99
Total unsecured credit exposure	$1,808	9%	$1,698	9%

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria are met:
*	principal or interest payments on any loan to the borrower are past due 90 days or more,
*	as a result of court proceedings, repayment on the original terms is not anticipated, or
*	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, CFC typically places the loan on non-accrual status and reverses all accrued and unpaid interest back to the date of the last payment. The Company generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition. At August 31, 2006 and May 31, 2006, the Company had non-performing loans outstanding in the amount of $538 million and $578 million, respectively. All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At August 31, 2006 and May 31, 2006, non-performing loans include $489 million and $488 million, respectively, to Innovative Communication Corporation ("ICC"). All loans to ICC have been on non-accrual status since February 1, 2005. ICC has not made debt service payments to the Company since June 2005. RTFC is the primary secured lender to ICC.

As part of a settlement agreement, RTFC obtained entry of judgments against ICC for approximately $525 million and ICC's indirect majority shareholder and chairman, Jeffrey Prosser ("Prosser") for approximately $100 million. RTFC also obtained dismissals with prejudice of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and CFC. Various parties also reached agreement for ICC to satisfy the RTFC judgments in the third quarter of calendar year 2006, subject to certain terms and conditions, however, on July 31, 2006, certain of the parties obligated to satisfy the RTFC judgments under the agreement filed voluntary bankruptcy proceedings, as described below, in order to obtain additional time to satisfy the judgments.

On July 31, 2006, ICC's immediate parent, Emerging Communication, Inc. ("Emcom") and Emcom's parent, Innovative Communication Company LLC ("ICC-LLC") each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division, and Prosser, individually, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Virgin Islands. Prosser's case has been transferred to the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division. Each of the debtors is obligated to RTFC, for certain obligations of ICC, including court judgments. On September 25, 2006, ICC-LLC, Emcom and Prosser jointly filed a motion in the voluntary bankruptcy proceedings seeking court authority to assume the agreement under which each is obligated to satisfy the RTFC judgments. The bankruptcy court has entered an order scheduling a hearing on the motion for November 27, 2006. RTFC has not yet responded to the motion.

For a more detailed description of the contingencies related to the non-performing loans outstanding to ICC, see Note 12 to the consolidated financial statements. Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at August 31, 2006.

Non-performing loans at August 31, 2006 and May 31, 2006 include a total of $49 million and $90 million, respectively, to VarTec Telecom, Inc. ("VarTec"). At August 31, 2006 and May 31, 2006, all loans to VarTec were on non-accrual status, resulting in the application of all payments received against principal.

Final proceeds from the closing of the Domestic Assets Sale were received in June 2006 totaling $40 million. On June 19, 2006, the Chapter 11 proceedings were converted to Chapter 7 proceedings and a Chapter 7 trustee was appointed for each of the estates.

RTFC will continue to pursue collection of claims from the estate during the bankruptcy proceeding.

At August 31, 2006, there was $9 million outstanding from RTFC to VarTec on the court approved debtor-in-possession loan ("DIP"). RTFC may consider providing the estate with further DIP funding to pursue the collection of various claims.

For a more detailed description of the contingencies related to the non-performing loans outstanding to VarTec, see Note 12 to the consolidated financial statements. Based on its analysis, the Company believes that it is adequately reserved for its exposure to VarTec at August 31, 2006.

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

At August 31, 2006 and May 31, 2006, restructured loans totaled $624 million and $630 million, respectively. A total of $563 million and $569 million of restructured loans were on non-accrual status with respect to the recognition of interest income at August 31, 2006 and May 31, 2006, respectively. At August 31, 2005, there were $587 million of restructured loans on non-accrual status.

At August 31, 2006 and May 31, 2006, the Company had $563 million and $569 million, respectively, of loans outstanding to Denton County Electric Cooperative, Inc. d/b/a CoServ Electric ("CoServ"). All CoServ loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at August 31, 2006 and May 31, 2006 represented 2.9% of the Company's total loans and guarantees outstanding. To date, CoServ has made all required payments under the restructured loan. Under the agreement, CoServ will be required to make quarterly payments to CFC through 2037.

For a more detailed description of the contingencies related to the loans outstanding to CoServ, see Note 12 to the consolidated financial statements. Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at August 31, 2006.

At August 31, 2006 and May 31, 2006, total restructured loans included a total of $54 million in loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer"). Pioneer was current with respect to all debt service payments at August 31, 2006. All loans to Pioneer remain on accrual status with respect to the recognition of interest income. CFC is the principal creditor to Pioneer.

For a more detailed description of the contingencies related to the loans outstanding to Pioneer, see Note 12 to the consolidated financial statements. Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at August 31, 2006.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change. The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At August 31, 2006 and May 31, 2006, CFC had impaired loans totaling $1,155 million and $1,201 million, respectively. At August 31, 2006 and May 31, 2006, CFC had specifically reserved a total of $451 million and $447 million, respectively, to cover impaired loans.

The following chart presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

NON-PERFORMING AND RESTRUCTURED LOANS

(Dollar amounts in millions)	August 31, 2006	May 31, 2006
Non-performing loans	$538	$578
Percent of loans outstanding	2.94%	3.15%
Percent of loans and guarantees outstanding	2.77%	2.97%

Restructured loans	$624	$630
Percent of loans outstanding	3.40%	3.43%
Percent of loans and guarantees outstanding	3.21%	3.24%

Total non-performing and restructured loans	$1,162	$1,208
Percent of loans outstanding	6.34%	6.58%
Percent of loans and guarantees outstanding	5.98%	6.21%

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

Management makes recommendations to the board of directors of CFC regarding write-offs of loan balances. In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and the collateral securing the borrower's loans. Since inception in 1969, write-offs totaled $150 million and recoveries totaled $33 million for a net loss amount of $117 million. In the past five fiscal years and the first three months of fiscal year 2007, write-offs totaled $51 million and recoveries totaled $16 million for a net loan loss of $35 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below:

	For the three months ended and as of		For the year ended and as of
	August 31,	August 31,	May 31,
(Dollar amounts in millions)	2006	2005	2006
Beginning balance	$611	$590	$590
Provision for loan losses	-	-	23
Net (write-offs) recoveries	-	-	(2)
Ending balance	$611	$590	$611

Loan loss allowance by segment:
CFC	$610	$589	$610
NCSC	1	1	1
Total	$611	$590	$611

As a percentage of total loans outstanding	3.33%	3.24%	3.33%
As a percentage of total non-performing loans outstanding	113.57%	105.17%	105.71%
As a percentage of total restructured loans outstanding	97.92%	99.16%	96.98%

CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance. Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.

The Company's loan loss allowance at August 31, 2006 was consistent with the balance at May 31, 2006.

Liabilities, Minority Interest and Equity

Outstanding Debt
The following chart provides a breakout of debt outstanding:

(Dollar amounts in millions)	August 31, 2006	May 31, 2006	Increase/ (Decrease)
Short-term debt:
Commercial paper (1)	$3,514	$3,255	$259
Bank bid notes	100	100	-
Long-term debt with remaining maturities less than one year	1,387	1,594	(207)
Foreign currency valuation account	208	245	(37)
Subordinated deferrable debt with remaining maturities less than one year	-	150	(150)
Total short-term debt	5,209	5,344	(135)
Long-term debt:
Collateral trust bonds	3,848	3,847	1
Notes payable	2,568	2,575	(7)
Medium-term notes	4,174	4,220	(46)
Total long-term debt	10,590	10,642	(52)
Subordinated deferrable debt	486	486	-
Members' subordinated certificates:
Membership certificates	651	651	-
Loan certificates	650	641	9
Guarantee certificates	123	136	(13)
Total members' subordinated certificates	1,424	1,428	(4)

Total debt outstanding	$17,709	$17,900	$(191)

Percentage of fixed rate debt (2)	82%	83%
Percentage of variable rate debt (3)	18%	17%
Percentage of long-term debt	71%	70%
Percentage of short-term debt	29%	30%

(1) Includes $276 million and $267 million related to the daily liquidity fund at August 31, 2006 and May 31, 2006, respectively.
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

Total debt outstanding at August 31, 2006 decreased as compared to May 31, 2006 due primarily to decreases of $23 million to loans outstanding and $119 million to cash and cash equivalents. The decrease to loan volume reduces the amount of debt required to fund loans. During the quarter ended August 31, 2006, CFC used cash to pay down short-term debt. Short-term debt decreased due to the redemption of $150 million of subordinated deferrable debt and the maturity of medium-term notes denominated in Australian dollars valued at $320 million at May 31, 2006, offset by an increase in commercial paper at August 31, 2006. There was not a significant change to long-term debt.

In June 2006, the Company redeemed the 7.625% subordinated deferrable debt securities due 2050 totaling $150 million. The Company redeemed these securities at par and recorded a charge of $5 million in interest expense for the unamortized issuance costs.

At August 31, 2006 and May 31, 2006, the Company had a total of $641 million and $960 million, respectively, of foreign denominated debt. As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt for the current period is reported on the consolidated statements of operations as foreign currency adjustments. At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. At August 31, 2006 and May 31, 2006, the reported amount of foreign denominated debt includes a valuation adjustment of $208 million and $245 million, respectively due to changes in the value of the Euro and Australian dollar versus the U.S. dollar since the time the debt was issued.

The decrease to members' subordinated certificates of $4 million for the quarter ended August 31, 2006 is primarily due to maturities of $15 million offset by the purchase of $11 million of new certificates.

Minority Interest
Minority interest on the consolidated balance sheets at August 31, 2006 and May 31, 2006 was $22 million. During the quarter ended August 31, 2006, the balance of minority interest decreased by less than $1 million of minority interest net loss.

Equity
The following chart provides a breakout of the equity balances:

(in millions)	August 31, 2006	May 31, 2006	Increase/ (Decrease)
Membership fees	$1	$1	$-
Education fund	1	1	-
Members' capital reserve	157	157	-
Allocated net margin	302	386	(84)
Unallocated margin	15	-	15
Total members' equity	476	545	(69)
Prior years cumulative derivative forward
value and foreign currency adjustments	230	229	1
Current period derivative forward value (1)	(59)	23	(82)
Current period foreign currency adjustments	3	(22)	25
Total retained equity	650	775	(125)
Accumulated other comprehensive income	13	13	-
Total equity	$663	$788	$(125)

(1) Represents the derivative forward value (loss) gain recorded by CFC for the period.

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

At August 31, 2006, equity decreased $125 million from May 31, 2006 due to the retirement of $84 million of CFC patronage capital to its members offset by a net loss of $40 million.

Contractual Obligations
The following table summarizes the long-term contractual obligations at August 31, 2006 and the scheduled reductions by fiscal year.

(in millions)						More than 5
Instrument	2007	2008	2009	2010	2011	Years	Total
Long-term debt due in less than one year	$1,491	$104	$-	$-	$-	$-	$1,595
Long-term debt	-	2,068	1,031	1,488	517	5,486	10,590
Subordinated deferrable debt	-	-	-	-	-	486	486
Members' subordinated certificates (1)	6	11	19	5	17	1,056	1,114
Operating leases (2)	3	3	1	-	-	-	7
Contractual interest on long-term debt (3)	526	570	503	426	386	4,741	7,152
Total contractual obligations	$2,026	$2,756	$1,554	$1,919	$920	$11,769	$20,944

(1) Excludes loan subordinated certificates totaling $310 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $27 million. In fiscal year 2006, amortization represented 8% of amortizing loan subordinated certificates outstanding.
(2) Represents the payment obligation related to the Company's three-year lease of office space for its headquarters facility.
(3) Represents the interest obligation on the Company's debt based on terms and conditions at August 31, 2006.

Off-Balance Sheet Obligations
Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment:

	August 31,	May 31,	Increase/
(in millions)	2006	2006	(Decrease)
Total by type:
Long-term tax-exempt bonds	$599	$608	$(9)
Indemnifications of tax benefit transfers	120	124	(4)
Letters of credit	287	272	15
Other guarantees	74	75	(1)
Total	$1,080	$1,079	$1

Total by segment:
CFC	$1,021	$1,025	$(4)
NCSC	59	54	5
Total	$1,080	$1,079	$1

Total guarantees outstanding at August 31, 2006 was consistent with the balance at May 31, 2006. New letters of credit were offset by the normal amortization of guarantees.

At August 31, 2006 and May 31, 2006, the Company had recorded a guarantee liability totaling $15 million and $17 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations.

The following table summarizes the off-balance sheet obligations at August 31, 2006 and the related principal amortization and maturities by fiscal year.

(in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2007	2008	2009	2010	2011	Years
Guarantees (1)	$1,080	$121	$118	$85	$159	$151	$446

(1) On a total of $566 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At August 31, 2006, the Company had unadvanced loan commitments totaling $12,847 million, an increase of $67 million compared to the balance of $12,780 million at May 31, 2006. Unadvanced commitments are loans for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, it does not anticipate funding most of these commitments. Approximately 52% of the outstanding commitments at August 31, 2006 and May 31, 2006 were for short-term or line of credit loans. Substantially all above mentioned credit commitments contain material adverse change clauses, thus for a borrower to qualify for the advance of funds, the Company must be satisfied that there has been no material change since the loan was approved.

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

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at August 31, 2006 was 29.15, an increase from 24.68 at May 31, 2006. The increase in the leverage ratio is due to a decrease of $125 million in total equity and an increase of $1 million in guarantees offset by a decrease of $123 million to total liabilities as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Financial Condition".

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At August 31, 2006 and May 31, 2006, the adjusted leverage ratio was 7.01 and 6.38, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The increase in the adjusted leverage ratio is due to an increase in adjusted liabilities of $81 million, an increase of $1 million in guarantees and a decrease of $223 million in adjusted equity. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

In addition to the adjustments made to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt to equity ratio, based on this formula at August 31, 2006 was 27.52, an increase from 23.31 at May 31, 2006. The increase in the debt to equity ratio is due to the decrease of $125 million to total equity offset by the decrease of $123 million to total liabilities as discussed under the Liabilities, Minority Interest and Equity section of "Financial Condition".

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At August 31, 2006 and May 31, 2006, the adjusted debt to equity ratio was 6.56 and 5.97, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.

Credit Ratings
The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings. The following table presents the Company's credit ratings at August 31, 2006.

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

Sources of Liquidity
Capital Market Debt Issuance
At August 31, 2006, the Company had effective registration statements covering $1,075 million of collateral trust bonds, $3,875 million of medium-term notes and $165 million of subordinated deferrable debt. The Company has Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market of which $1 billion and $3.6 billion, respectively, was remaining at August 31, 2006. The Company has Board authorization to issue $1.5 billion of medium-term notes in the Australian market of which $1.5 billion was remaining at August 31, 2006. In addition, the Company has a commercial paper program under which it sells commercial paper to investors in the capital markets. The amount of commercial paper that can be sold is limited to the amount of backup liquidity available under the Company's revolving credit agreement.

Private Debt Issuance
The Company made use of two sources of private debt issuance during fiscal year 2006. In July 2005, the Company issued $500 million of notes to Farmer Mac due in 2008 and secured such issuance with the pledge of loans to distribution systems as collateral. The Company is also authorized to borrow up to $2.5 billion under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program. At August 31, 2006, the Company had a total of $2 billion of funding outstanding as part of the REDLG program.

Member Loan Repayments
Scheduled repayments on long-term loans are expected to average $807 million a year for fiscal years 2007 to 2011. There has been significant prepayment activity over the past two fiscal years in the telecommunications loan programs. It is not anticipated that there will be significant loan prepayments over the next few years.

Member Loan Interest Payments
During the three months ended August 31, 2006, interest income on the loan portfolio was $255 million, representing an average yield of 5.51% as compared to 5.08% for the three months ended August 31, 2005. At August 31, 2006, 80% of the total loans outstanding had a fixed rate of interest and 20% of loans outstanding had a variable rate of interest. At August 31, 2006, a total of 6% of loans outstanding were on a non-accrual basis with respect to the recognition of interest income.

Bank Revolving Credit Facility
The following is a summary of the Company's revolving credit agreements:

(Dollar amounts in millions)	August 31, 2006	May 31, 2006	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,025	$1,025	March 21, 2007	0.05 of 1%

Five-year agreement	1,025	1,025	March 22, 2011	0.06 of 1%

Five-year agreement	1,975	1,975	March 23, 2010	0.09 of 1%

Total	$4,025	$4,025

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

Up-front fees of between 0.05 and 0.13 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at August 31, 2006, totaling in aggregate $3 million, which will be amortized on a straight-line basis over the life of the agreements. No upfront fees were paid to the banks for their commitment to the 364-day facility. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance. The utilization fees are 0.05 of 1% for the five-year agreement terminating on March 22, 2011 and the 364-day agreement terminating on March 21, 2007 and 0.10 of 1% for the five-year agreement terminating on March 23, 2010 outstanding at August 31, 2006.

Effective August 31, 2006 and May 31, 2006, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

For the purpose of calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net margin, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133 and 52. The adjusted TIER, as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements, plus minority interest net margin, plus net margin prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements. In addition to the non-cash adjustments related to SFAS 133 and 52, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest. Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest. Senior debt includes guarantees; however, it excludes:
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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the three months ended August 31, 2006 and at or for the year ended May 31, 2006:

		August 31,	May 31,
	Requirement	2006	2006

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.09	1.11

Minimum adjusted TIER at fiscal year end (1)	1.05	1.11	1.11

Maximum ratio of senior debt to total equity	10.00	6.87	6.26

(1) The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Member Investments
At August 31, 2006 and May 31, 2006 members funded 20.1% and 19.2%, respectively, of total assets as follows:

	August 31,		May 31,
	2006		2006
(Dollar amounts in millions)	Amount	% of Total (1)	Amount	% of Total (1)	Change
Commercial paper (2)	$1,636	47%	$1,451	45%	$185
Medium-term notes	269	5%	255	4%	14
Members' subordinated certificates	1,424	100%	1,428	100%	(4)
Members' equity (3)	476	100%	545	100%	(69)
Total	$3,805		$3,679		$126
Percentage of total assets	20.1%		19.2%
Percentage of total assets less derivative assets (3)	20.6%		19.8%

(1) Represents the percentage of each line item outstanding to CFC members.
(2) Includes $276 million and $267 million related to the daily liquidity fund at August 31, 2006 and May 31, 2006, respectively.
(3) See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

Uses of Liquidity
Loan Advances
Loan advances would come from new loans approved to members and from the unadvanced portion of loans that were approved prior to August 31, 2006. At August 31, 2006, the Company had unadvanced loan commitments totaling $12,847 million. The Company does not expect to advance the full amount of the unadvanced commitments at August 31, 2006. Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations. Approximately 52% of the outstanding commitments at August 31, 2006 were for short-term or line of credit loans. The Company anticipates that over the next twelve months, loan advances will be approximately equal to the scheduled loan repayments.

Interest Expense on Debt
For the three months ended August 31, 2006, interest expense on debt was $240 million, representing 5.19% of the average loan volume for which the debt was used as funding. The interest expense on debt represented 4.87% of the average loan volume for which the debt was used as funding for the three months ended August 31, 2005. At August 31, 2006, a total of 82% of outstanding debt had a fixed interest rate and 18% of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following August 31, 2006 and thereafter is as follows:

Amount
(Dollar amounts in millions)	Maturing (1)
2007	$1,497
2008	2,183
2009	1,050
2010	1,493
2011	534
Thereafter	7,028
Total	$13,785

(1) Excludes loan subordinated certificates totaling $310 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $27 million. In fiscal year 2006, amortization represented 8% of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
The Company has made retirements of its allocated patronage capital in 26 of the last 27 years. In July 2006, the CFC board of directors approved the allocation of a total of $102 million from fiscal year 2006 net margin and the members' capital reserve to the CFC members. In August and September 2006, CFC retired $84 million of patronage capital to its members as retirement of 70% of the amount allocated for fiscal year 2006 and 1/9th of the amount allocated for fiscal years 1991, 1992 and 1993.

Market Risk

The Company's primary market risks are interest rate risk and liquidity risk. The Company is also exposed to counterparty risk as a result of entering into interest rate, cross currency and cross currency interest rate exchange agreements.

Interest Rate Risk
The interest rate risk exposure is related to the funding of the fixed rate loan portfolio. The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have 15 to 35 year maturities. Borrowers may select fixed interest rates for periods of one year through the life of the loan. To mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 47). The interest rate risk is deemed minimal on variable rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans. At August 31, 2006 and May 31, 2006, 20% of loans carried variable interest rates.

Matched Funding Policy
The Company measures the matching of funds to assets by comparing the amount of fixed rate assets repricing or amortizing to the total fixed rate debt maturing over the remaining maturity of the fixed rate loan portfolio. It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At August 31, 2006, the Company had $14,517 million of fixed rate assets amortizing or repricing, funded by $12,376 million of fixed rate liabilities maturing during the next 30 years and $1,924 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $217 million, or 1.15% of total assets and 1.18% of total assets excluding derivative assets, represents the fixed rate assets in excess of the fixed rate debt and equity maturing during the next 30 years. Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans. The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans. Variable rate assets which reprice monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at August 31, 2006.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of August 31, 2006

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$1,574	$3,189	$2,389	$3,811	$2,532	$1,022	$14,517
Total assets	$1,574	$3,189	$2,389	$3,811	$2,532	$1,022	$14,517

Liabilities and members' equity:
Long-term debt	$1,703	$3,184	$2,473	$3,609	$1,053	$354	$12,376
Subordinated certificates	25	75	54	102	766	266	1,288
Members' equity (1)	-	28	25	113	68	402	636
Total liabilities and members' equity	$1,728	$3,287	$2,552	$3,824	$1,887	$1,022	$14,300

Gap (2)	$(154)	$(98)	$(163)	$(13)	$645	$-	$217
Cumulative gap	$(154)	$(252)	$(415)	$(428)	$217	$217
Cumulative gap as a % of total assets	(0.81)%	(1.33)%	(2.19)%	(2.26)%	1.15%	1.15%
Cumulative gap as a % of adjusted total assets (3)	(0.83)%	(1.37)%	(2.25)%	(2.32)%	1.18%	1.18%

(1)	Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed rate assets. See "Non-GAAP Financial Measures" for further explanation of why CFC uses members' equity in its analysis of the funding of its loan portfolio.
(2)	Assets less liabilities and members' equity.
(3)	Adjusted total assets represents total assets in the consolidated balance sheets less derivative assets.

Use of Derivatives
At August 31, 2006 and May 31, 2006, the Company was a party to interest rate exchange agreements with a total notional amount of $12,199 million and $12,536 million, respectively. The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk. The Company will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically change the interest rate from a variable rate to a fixed rate on $7,013 million as of August 31, 2006 and $7,350 million as of May 31, 2006 of debt used to fund long-term fixed rate loans. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $5,186 million of long-term debt as of August 31, 2006 and May 31, 2006. The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

As of August 31, 2006 and May 31, 2006, the Company was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $434 million and $716 million, respectively, related to medium-term notes denominated in foreign currencies. Cross currency and cross currency interest rate exchange agreements with a total notional amount of $434 million at August 31, 2006 and May 31, 2006 in which the Company receives Euros and pays U.S. dollars, and $282 million at May 31, 2006 in which the Company receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, all cross currency interest rate exchange agreements outstanding at August 31, 2006 and May 31, 2006 synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

Counterparty Risk
The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings. To date, the Company has not experienced a failure of a counterparty to perform as required under any of these agreements. At the time counterparties are selected to participate in the

Company's exchange agreements, the counterparty must be a participant in one of its revolving credit agreements. At August 31, 2006, the Company's interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor's Corporation. See "Use of Derivatives" for the total notional amount of exchange agreements outstanding at August 31, 2006.

Foreign Currency Risk
The Company may issue commercial paper, medium-term notes or bonds denominated in foreign currencies. At August 31, 2006 and May 31, 2006, the Company had a total of $434 million of medium-term notes denominated in Euros. At May 31, 2006, CFC had $282 million of medium-term notes denominated in Australian dollars. The Company's foreign currency valuation account, which represents the change in the foreign exchange rate from the date of issuance to the reporting date, increased the debt balance by $208 million and $245 million at August 31, 2006 and May 31, 2006, respectively. The change in the value of the foreign denominated debt is reported in the consolidated statements of operations as foreign currency adjustments. See "Use of Derivatives" for actions the Company takes to mitigate foreign currency risk.

Rating Triggers
The Company has certain interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. At August 31, 2006, there are rating triggers associated with $9,661 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,114 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $8,547 million.

At August 31, 2006, the Company 's exchange agreements subject to rating triggers had a derivative fair value of $37 million, comprised of $39 million that would be due to the Company and $2 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $225 million, comprised of $279 million that would be due to the Company and $54 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated. See chart on page 43 for CFC's senior unsecured credit ratings as of August 31, 2006.

Liquidity Risk
The Company faces liquidity risk in the funding of its loan portfolio. The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are generally required to be paid down annually. On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity. At August 31, 2006, the Company has a total of $1,595 million of long-term debt maturing during the next twelve months. The Company funds the loan portfolio with a variety of debt instruments and its members' equity. The Company typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include the Company maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At August 31, 2006 and May 31, 2006, the Company had a total of $4,025 million in revolving credit agreements and bank lines of credit. In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At August 31, 2006 and May 31, 2006, there was a total of $1,833 million and $1,758 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 10% of the Company's total debt outstanding.

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

Adjustments to the Calculation of the TIER Ratio

The following chart provides a reconciliation between interest expense, net interest income, margin prior to income taxes and minority interest, and net margin and these financial measures adjusted to exclude the impact of derivatives and foreign currency adjustments and to include minority interest in net margin.

Three months ended
August 31,
(in thousands)	2006	2005

Interest expense	$(252,455)	$(235,277)
Adjusted to include: Derivative cash settlements	11,706	20,200
Adjusted interest expense	$(240,749)	$(215,077)

Net interest income	$12,234	$14,600
Adjusted to include: Derivative cash settlements	11,706	20,200
Adjusted net interest income	$23,940	$34,800

Loss prior to income taxes and minority interest	$(41,202)	$(4,012)
Adjusted to exclude: Derivative forward value	60,454	34,889
Foreign currency adjustments	(3,321)	1,260
Adjusted margin prior to income taxes and minority interest	$15,931	$32,137

Net loss	$(40,122)	$(5,317)
Adjusted to include: Minority interest net margin	(366)	1,106
Adjusted to exclude: Derivative forward value	60,454	34,889
Foreign currency adjustments	(3,321)	1,260
Adjusted net margin	$16,645	$31,938

TIER using GAAP financial measures is calculated as follows:

Interest expense + net margin prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net margin
Adjusted interest expense

The following chart provides the calculations for TIER and adjusted TIER.

	Three months ended
	August 31,
	2006	2005
TIER (1)	-	-
Adjusted TIER	1.07	1.15

(1) For the three months ended August 31, 2006 and 2005, the Company reported a net loss of $40 million and $5 million, respectively, thus the TIER calculation results in a value below 1.00.

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

(in thousands)	August 31, 2006	May 31, 2006
Liabilities	$18,246,946	$18,369,751
Less:
Derivative liabilities	(72,904)	(85,198)
Foreign currency valuation account	(208,080)	(244,955)
Debt used to fund loans guaranteed by RUS	(260,419)	(261,330)
Subordinated deferrable debt	(486,440)	(636,440)
Subordinated certificates	(1,424,379)	(1,427,960)
Adjusted liabilities	$15,794,724	$15,713,868

Total equity	$663,033	$787,976
Less:
Prior years cumulative derivative forward value and
foreign currency adjustments	(229,417)	(229,049)
Current period derivative forward value (1)	58,752	(22,962)
Current period foreign currency adjustments	(3,321)	22,594
Accumulated other comprehensive income	(12,957)	(13,208)
Subtotal members' equity	476,090	545,351
Plus:
Subordinated certificates	1,424,379	1,427,960
Subordinated deferrable debt	486,440	636,440
Minority interest	21,671	21,894
Adjusted equity	$2,408,580	$2,631,645

Guarantees	$1,080,097	$1,078,980

(1) Represents the derivative forward value loss (gain) recorded by CFC for the period.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following chart provides the calculated ratios for leverage and debt to equity, as well as the adjusted ratio calculations. The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

August 31, 2006	May 31, 2006
Leverage ratio	29.15	24.68
Adjusted leverage ratio	7.01	6.38

Debt to equity ratio	27.52	23.31
Adjusted debt to equity ratio	6.56	5.97

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 46.

Item 4.	Evaluation of Disclosure Controls and Procedures

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

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

Refer to Part I, Item 1A. Risk Factors in the Company's Form 10-K for the year ended May 31, 2006 for information regarding factors that could affect the Company's results of operations, financial condition and liquidity. There have been no changes to the Company's risk factors during the quarter ended August 31, 2006.

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

October 13, 2006

