Form 10-Q
period 2006-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2007-01-12
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2006

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

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

A S S E T S

	November 30, 2006	May 31, 2006

Cash and cash equivalents	$101,517	$260,338

Loans to members	18,157,506	18,360,905
Less: Allowance for loan losses	(611,358)	(611,443)
Loans to members, net	17,546,148	17,749,462

Accrued interest and other receivables	321,613	313,796

Fixed assets, net	5,374	6,146

Debt service reserve funds	80,159	80,159

Bond issuance costs, net	43,599	51,064

Foreclosed assets	69,562	120,889

Derivative assets	452,268	579,237

Other assets	18,106	18,530

	$18,638,346	$19,179,621

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S A N D E Q U I T Y

	November 30, 2006	May 31, 2006

Short-term debt	$5,193,134	$5,343,824

Accrued interest payable	320,100	299,391

Long-term debt	10,396,740	10,642,028

Deferred income	31,696	40,086

Guarantee liability	18,725	16,750

Other liabilities	31,783	28,074

Derivative liabilities	101,737	85,198

Subordinated deferrable debt	486,440	486,440

Members' subordinated certificates:
Membership subordinated certificates	650,871	650,799
Loan and guarantee subordinated certificates	775,210	777,161
Total members' subordinated certificates	1,426,081	1,427,960

Commitments and contingencies

Minority interest	21,322	21,894

Equity:
Retained equity	597,882	774,768
Accumulated other comprehensive income	12,706	13,208
Total equity	610,588	787,976

	$18,638,346	$19,179,621

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

For the Three and Six Months Ended November 30, 2006 and 2005

	Three months ended		Six months ended
	November 30,		November 30,
	2006	2005	2006	2005

Interest income	$260,244	$243,326	$524,933	$493,203
Interest expense	(245,261)	(236,093)	(497,716)	(471,370)

Net interest income	14,983	7,233	27,217	21,833

Provision for loan losses	-	(3,886)	-	(3,886)

Net interest income after provision for loan losses	14,983	3,347	27,217	17,947

Non-interest income:
Rental and other income	308	13	625	1,475
Derivative cash settlements	13,163	16,816	24,869	37,016
Results of operations of foreclosed assets	2,989	3,878	5,991	8,570
Gain on sale of building and land	-	37,740	-	37,740

Total non-interest income	16,460	58,447	31,485	84,801

Non-interest expense:
Salaries and employee benefits	(8,209)	(7,766)	(16,761)	(15,836)
Other general and administrative expenses	(4,568)	(4,985)	(8,744)	(9,032)
(Provision for) recovery of guarantee liability	(1,800)	(700)	(400)	2,600
Derivative forward value	(49,080)	(15,716)	(109,534)	(50,605)
Foreign currency adjustments	(20,620)	35,739	(17,299)	34,479

Total non-interest expense	(84,277)	6,572	(152,738)	(38,394)

(Loss) income prior to income taxes and minority interest	(52,834)	68,366	(94,036)	64,354

Income taxes	486	(1,530)	1,200	(1,729)

(Loss) income prior to minority interest	(52,348)	66,836	(92,836)	62,625

Minority interest	312	(3,107)	678	(4,213)

Net (loss) income	$(52,036)	$63,729	$(92,158)	$58,412

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2006 and 2005

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Net Income	Fund	Reserve	Fund	Other

Six months ended November 30, 2006:
Balance as of May 31, 2006	$787,976	$13,208	$774,768	$994	$229,417	$1,281	$156,844	$497	$385,735
Patronage capital retirement	(84,247)	-	(84,247)	-	-	-	-	-	(84,247)

Loss prior to income taxes and minority interest	(94,036)	-	(94,036)	-	(94,036)	-	-	-	-

Accumulated other
comprehensive loss	(502)	(502)	-	-	-	-	-	-	-
Income taxes	1,200	-	1,200	-	1,200	-	-	-	-
Minority interest	678	-	678	-	678	-	-	-	-
Other	(481)	-	(481)	(1)	-	(480)	-	-	-
Balance as of November 30, 2006	$610,588	$12,706	$597,882	$993	$137,259	$801	$156,844	$497	$301,488

Six months ended November 30, 2005:
Balance as of May 31, 2005	$768,761	$16,129	$752,632	$993	$229,049	$1,200	$164,067	$497	$356,826
Patronage capital retirement	(72,912)	-	(72,912)	-	-	-	-	-	(72,912)

Income prior to income taxes and minority interest	64,354	-	64,354	-	64,354	-	-	-	-
Accumulated other
comprehensive loss	(1,174)	(1,174)	-	-	-	-	-	-	-
Income taxes	(1,729)	-	(1,729)	-	(1,729)	-	-	-	-
Minority interest	(4,213)	-	(4,213)	-	(4,213)	-	-	-	-
Other	(434)	-	(434)	-	-	(434)	(30)	-	30
Balance as of November 30, 2005	$752,653	$14,955	$737,698	$993	$287,461	$766	$164,037	$497	$283,944

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(92,158)	$58,412
Add (deduct):
Amortization of deferred income	(7,840)	(7,239)
Amortization of bond issuance costs and deferred charges	9,510	5,963
Depreciation	1,105	1,073
Provision for loan losses	-	3,886
Provision for (recovery of) guarantee liability	400	(2,600)
Results of operations of foreclosed assets	(5,991)	(8,570)
Derivative forward value	109,534	50,605
Foreign currency adjustments	17,299	(34,479)
Gain on sale of building and land	-	(37,740)
Changes in operating assets and liabilities:
Accrued interest and other receivables	(11,085)	(9,270)
Accrued interest payable	20,709	34,400
Other	(6,271)	(183)

Net cash provided by operating activities	35,212	54,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(3,347,118)	(2,517,190)
Principal collected on loans	3,550,432	3,338,879
Net investment in fixed assets	(333)	(3,730)
Net cash provided by foreclosed assets	56,831	1,348
Net proceeds from sale of foreclosed assets	487	28,782
Net proceeds from sale of building and land	-	77,428

Net cash provided by investing activities	260,299	925,517

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance (repayments) of short-term debt, net	136,133	(2,038,947)
Proceeds from issuance of long-term debt, net	111,154	1,132,055
Payments for retirement of long-term debt	(478,913)	(166,750)
Payments for retirement of subordinated deferrable debt	(150,000)	-
Proceeds from issuance of members' subordinated certificates	18,710	27,030
Payments for retirement of members' subordinated certificates	(17,322)	(71,427)
Payments for retirement of patronage capital	(74,094)	(57,328)

Net cash used in financing activities	(454,332)	(1,175,367)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(158,821)	(195,592)
BEGINNING CASH AND CASH EQUIVALENTS	260,338	418,514
ENDING CASH AND CASH EQUIVALENTS	$101,517	$222,922

See accompanying notes.

6

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2006 and 2005

	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$467,498	$416,172
Non-cash financing and investing activities:
Patronage capital applied against loan balances	$-	$1,829
Minority interest patronage capital applied against loan balances	-	1,689

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) General Information and Accounting Policies

(a)
General Information

National Rural Utilities Cooperative Finance Corporation ("CFC" or "the Company") is a private, not-for-profit cooperative association incorporated under the laws of the District of Columbia in April 1969. The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture. CFC makes loans to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. CFC is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code. CFC is a not-for-profit member-owned finance cooperative, thus its objective is not to maximize its net income, but to offer its members the lowest cost financial products and services consistent with sound financial management.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987. In February 2005, RTFC reincorporated as a not-for-profit cooperative association in the District of Columbia. The principal purpose of RTFC is to provide and arrange financing for its rural telecommunications members and their affiliates. RTFC's results of operations and financial condition are consolidated with those of CFC in the accompanying financial statements. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable cooperative that pays income tax based on its net income, excluding net income allocated to its members, as allowed by law under Subchapter T of the Internal Revenue Code.

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

The Company's consolidated membership was 1,545 as of November 30, 2006 including 898 utility members, the majority of which are consumer-owned electric cooperatives, 514 telecommunications members, 66 service members and 67 associates in 49 states, the District of Columbia and two U.S. territories. The utility members included 829 distribution systems and 69 generation and transmission ("power supply") systems. Memberships among CFC, RTFC and NCSC have been eliminated in consolidation. All references to members within this document include members and associates.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary for a fair statement of the Company's results for the interim periods presented.

These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

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

CFC is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party. NCSC funds its programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee. Under a guarantee agreement, NCSC pays CFC a fee in exchange for which CFC reimburses NCSC for loan losses, excluding losses in the consumer loan program. Effective January 1, 2007, all loans that require NCSC board approval also require CFC approval. CFC does not control the election of directors to the NCSC board. NCSC is a service organization member of CFC.

RTFC and NCSC creditors have no recourse against CFC in the event of default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC and RTFC debt obligations to a third party. At November 30, 2006, CFC had guaranteed $215 million of NCSC debt with third parties. These guarantees are not included in Note 11 at November 30, 2006 as the debt that CFC had guaranteed is reported as debt of the Company. At November 30, 2006, CFC had no guarantees of RTFC debt to third party creditors. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At November 30, 2006, RTFC had total assets of $2,232 million including loans outstanding to members of $2,017 million and NCSC had total assets of $435 million including loans outstanding of $402 million. At November 30, 2006 and May 31, 2006, CFC had committed to lend RTFC up to $10 billion, of which $2,004 million was outstanding at November 30, 2006. Effective December 1, 2006, CFC's commitment to RTFC was reduced to $4 billion. As of November 30, 2006 and May 31, 2006, CFC had committed to provide credit to NCSC of up to $1 billion. At November 30, 2006, CFC had provided a total of $422 million of credit to NCSC, representing $207 million of outstanding loans and $215 million of credit enhancements.

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

Activity in the loan loss allowance account is summarized below:

	For the six months ended November 30,		May 31,
(in thousands)	2006	2005	2006
Balance at beginning of period	$611,443	$589,749	$589,749
Provision for loan losses	-	3,886	23,240
Write-offs	(304)	(442)	(2,197)
Recoveries	219	339	651
Balance at end of period	$611,358	$593,532	$611,443

(d)	Interest Income

Interest income includes the following:

	For the three months ended November 30,		For the six months ended November 30,
(in thousands)	2006	2005	2006	2005
Interest on long-term fixed rate loans (1)	$206,055	$184,942	$411,627	$361,105
Interest on long-term variable rate loans (1)	30,546	37,813	62,171	88,417
Interest on short-term loans (1)	17,876	12,726	35,930	24,916
Interest on investments (2)	1,421	2,263	3,449	4,435
Conversion fees (3)	2,442	3,556	4,954	7,239
Make-whole and prepayment fees (4)	382	277	825	3,686
Commitment and guarantee fees (5)	1,260	1,740	5,469	3,339
Other fees (6)	262	9	508	66
Total interest income	$260,244	$243,326	$524,933	$493,203

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

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $30 million and $37 million at November 30, 2006 and May 31, 2006, respectively.

(e)	Interest Expense

Interest expense includes the following:

	For the three months ended November 30,		For the six months ended November 30,
(in thousands)	2006	2005	2006	2005
Interest expense - commercial paper and bid notes (1)	$49,198	$25,001	$96,254	$56,745
Interest expense - medium-term notes (1)	89,976	101,856	181,295	202,886
Interest expense - collateral trust bonds (1)	49,489	69,773	100,560	140,093
Interest expense - subordinated deferrable debt (1)	8,153	11,739	16,783	23,479
Interest expense - subordinated certificates (1)	11,876	11,636	23,916	23,412
Interest expense - long-term private debt (1)	30,023	10,320	60,304	13,104
Debt issuance costs (2)	2,418	3,252	9,606	5,738
Derivative cash settlements, net (3)	-	1,104	-	2,411
Commitment and guarantee fees (4)	3,649	1,257	7,317	2,459
Other fees (5)	479	155	1,681	1,043
Total interest expense	$245,261	$236,093	$497,716	$471,370

(1) Represents interest expense and the amortization of discounts on the debt security.

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

(f) Comprehensive Income

Comprehensive income includes the Company's net income, as well as other comprehensive income related to derivatives. Comprehensive income is calculated as follows:

	For the three months ended November 30,		For the six months ended November 30,
(in thousands)	2006	2005	2006	2005
Net (loss) income	$(52,036)	$63,729	$(92,158)	$58,412
Other comprehensive income:
Unrealized gain (loss) on derivatives	-	126	-	(1,433)
Reclassification adjustment for
realized (gain) loss on derivatives	(251)	39	(502)	259
Comprehensive (loss) income	$(52,287)	$63,894	$(92,660)	$57,238

(g)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

(2)	Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	November 30, 2006		May 31, 2006
	Loans	Unadvanced (1)	Loans	Unadvanced (1)
(in thousands)	outstanding	commitments	outstanding	commitments
Total by loan type (2):
Long-term fixed rate loans	$14,528,419	$-	$14,546,850	$-
Long-term variable rate loans	2,292,653	6,232,732	2,524,722	6,146,618
Loans guaranteed by RUS	257,752	591	261,330	591
Short-term loans	1,078,682	6,857,230	1,028,003	6,632,704
Total loans	18,157,506	13,090,553	18,360,905	12,779,913
Less: Allowance for loan losses	(611,358)	-	(611,443)	-
Net loans	$17,546,148	$13,090,553	$17,749,462	$12,779,913

Total by segment:
CFC:
Distribution	$12,803,371	$9,083,858	$12,859,076	$8,905,434
Power supply	2,817,155	2,795,870	2,810,663	2,635,502
Statewide and associate	118,119	131,187	124,633	110,839
CFC Total	15,738,645	12,010,915	15,794,372	11,651,775
RTFC	2,016,915	508,447	2,162,464	550,990
NCSC	401,946	571,191	404,069	577,148
Total	$18,157,506	$13,090,553	$18,360,905	$12,779,913

(1) Unadvanced commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced. Additional information may be required to assure that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the supporting documents. Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. As the interest rate on unadvanced commitments is not set, long-term unadvanced commitments have been classified in this chart as variable rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate.

(2) Loans are classified as long-term or short-term based on their original maturity.

The following table summarizes non-performing and restructured loans outstanding and unadvanced commitments to those borrowers by segment and by loan program:

	November 30, 2006		May 31, 2006
	Loans	Unadvanced (1)	Loans	Unadvanced (1)
(in thousands)	outstanding	commitments	outstanding	commitments
Non-performing loans:
RTFC:
Long-term fixed rate loans	$212,984	$-	$212,984	$-
Long-term variable rate loans	273,819	-	314,987	-
Short-term loans	52,272	284	49,817	296
Total RTFC loans	539,075	284	577,788	296
NCSC:
Long-term fixed rate loans	42	-	81	-
Total non-performing loans	$539,117	$284	$577,869	$296

Restructured loans:
CFC:
Long-term fixed rate loans	$52,420	$-	$51,670	$-
Long-term variable rate loans	556,919	215,500	571,640	215,242
Short-term loans	-	-	258	-
Total CFC loans	609,339	215,500	623,568	215,242
RTFC:
Long-term fixed rate loans	6,493	-	6,786	-
Total restructured loans	$615,832	$215,500	$630,354	$215,242

(1) Unadvanced commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced. Additional information may be required to assure that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the supporting documents. Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements. Collateral and security requirements for advances on commitments are identical to those on initial loan approval. As the interest rate on unadvanced commitments is not set, long-term unadvanced commitments have been classified in this chart as variable rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate.

Loan origination costs are deferred and amortized using the straight-line method, which approximates the interest method, over the life of the loan as a reduction to interest income. At November 30, 2006 and May 31, 2006, the balance for deferred loan origination costs related to loans outstanding totaled $3 million.

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

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment:

(Dollar amounts in thousands)	November 30, 2006				May 31, 2006
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$13,981,269	96%	$547,150	4%	$13,984,404	96%	$562,446	4%
Long-term variable rate loans	2,168,913	95%	123,740	5%	2,414,737	96%	109,985	4%
Loans guaranteed by RUS	257,752	100%	-	-	261,330	100%	-	-
Short-term loans	184,836	17%	893,846	83%	146,835	14%	881,168	86%
Total loans	$16,592,770	91%	$1,564,736	9%	$16,807,306	92%	$1,553,599	8%

Total by segment:
CFC	$14,509,957	92%	$1,228,688	8%	$14,575,691	92%	$1,218,681	8%
RTFC	1,764,716	87%	252,199	13%	1,921,635	89%	240,829	11%
NCSC	318,097	79%	83,849	21%	309,980	77%	94,089	23%
Total loans	$16,592,770	91%	$1,564,736	9%	$16,807,306	92%	$1,553,599	8%

Pledging of Loans

As of November 30, 2006 and May 31, 2006, distribution system mortgage notes related to outstanding long-term loans totaling $5,393 million and $5,472 million, respectively, and RUS guaranteed loans qualifying as permitted investments totaling $221 million and $223 million, respectively, were pledged as collateral to secure CFC's collateral trust bonds under the 1994 indenture. In addition, $2 million of cash was pledged under the 1972 indenture at November 30, 2006 and May 31, 2006.

As of November 30, 2006 and May 31, 2006, distribution system mortgage notes related to outstanding long-term loans totaling $560 million and $574 million, respectively were pledged as collateral to secure CFC's notes to Federal Agricultural Mortgage Corporation ("Farmer Mac").

In addition to the loans pledged as collateral at November 30, 2006 and May 31, 2006, CFC had $2,254 million and $2,302 million, respectively, of mortgage notes on deposit with the trustee for the $2 billion of notes payable to the Federal Financing Bank ("FFB") of the United States Treasury (see Note 5).

The $2 billion of notes payable to the FFB contain a rating trigger related to the Company's senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings. A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies. If the Company's senior secured credit ratings fall below the levels listed above, the total $2,254 million of mortgage notes would be pledged as collateral rather than held on deposit.

A total of $1 billion of the same notes payable to the FFB has a second rating trigger related to the appointment of a financial expert to the Company's board of directors. A rating trigger event will exist if CFC does not have a financial expert (as defined by Section 407 of the Sarbanes-Oxley Act of 2002) appointed to serve on the audit committee of its board of directors by thirty days after the CFC March 2007 annual meeting through the tenor of the bonds or if the financial expert position remains vacant for more than 90 consecutive days after the initial appointment. In November 2006, the CFC Board elected an at-large director that qualifies as a financial expert who will serve on the audit committee. The director will take his seat on the board following the CFC annual meeting in March 2007. If the Company does not satisfy the financial expert rating trigger, $1,148 million of mortgage notes would be pledged as collateral rather than held on deposit.

(3)	Foreclosed Assets

Net assets received in satisfaction of loan receivables are recorded at the lower of cost or market and classified on the consolidated balance sheets as foreclosed assets. At November 30, 2006 and May 31, 2006, the balance of foreclosed assets included real estate developer notes receivable and limited partnership interests in certain real estate developments.

The activity for foreclosed assets is summarized below:

	Six months ended November 30,		Year ended
(in thousands)	2006	2005	May 31, 2006
Beginning balance	$120,889	$140,950	$140,950
Results of operations	5,991	8,570	15,492
Net cash provided by	(56,831)	(1,348)	(6,401)
Sale of foreclosed assets	(487)	(28,782)	(29,152)
Ending balance of foreclosed assets	$69,562	$119,390	$120,889

Net cash provided by foreclosed assets increased significantly during the six months ended November 30, 2006 due to full and partial paydowns of notes primarily by two limited partnership interests in certain real estate developments. At May 31, 2005, the balance of foreclosed assets also included partnership interests in real estate properties. CFC operated the real estate properties before selling such properties in August 2005 for $30 million. A gain of $4 million was included in the results of operations of foreclosed assets during the six months ended November 30, 2005.

(4)	Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt at November 30, 2006 and May 31, 2006:

(in thousands)	November 30, 2006	May 31, 2006
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,624,813	$1,658,222
Commercial paper sold directly to members, at par	1,378,519	1,184,030
Commercial paper sold directly to non-members, at par	142,775	146,294
Total commercial paper	3,146,107	2,988,546
Daily liquidity fund	245,235	266,664
Bank bid notes	100,000	100,000
Subtotal short-term debt	3,491,342	3,355,210

Long-term debt maturing within one year:
Medium-term notes sold through dealers (1)	1,062,579	1,278,142
Medium-term notes sold through members	194,815	199,626
Foreign currency valuation account (1)	228,700	244,955
Secured collateral trust bonds	199,783	99,991
Subordinated deferrable debt (2)	-	150,000
Unsecured notes payable	15,915	15,900
Total long-term debt maturing within one year	1,701,792	1,988,614
Total short-term debt	$5,193,134	$5,343,824

(1) At November 30, 2006 and May 31, 2006, medium-term notes includes $434 million of medium-term notes denominated in Euros and $0 and $282 million, respectively of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under Statement of Financial Accounting Standard ("SFAS") 52, Foreign Currency Translation.

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

Foreign Denominated Short-Term Debt

Included in short-term debt at November 30, 2006 and May 31, 2006 are medium-term notes due within one year that are denominated in a foreign currency. At the time of issuance of short-term debt denominated in a foreign currency, CFC enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated short-term debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the reported value of the foreign denominated short-term debt. The adjustment to the reported value of the short-term debt on the consolidated balance sheets is also reported on the consolidated statements of operations as foreign currency adjustments. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted short-term debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the short-term debt, unless the counterparty to the exchange agreement does not perform as required under the agreement.

Revolving Credit Agreements
The following is a summary of the Company's revolving credit agreements:

(Dollar amounts in thousands)	November 30, 2006	May 31, 2006	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,025,000	$1,025,000	March 21, 2007	0.05 of 1%

Five-year agreement	1,025,000	1,025,000	March 22, 2011	0.06 of 1%

Five-year agreement	1,975,000	1,975,000	March 23, 2010	0.09 of 1%

Total	$4,025,000	$4,025,000

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

Up-front fees of between 0.05 and 0.13 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at November 30, 2006, totaling in aggregate $3 million, which will be amortized on a straight-line basis over the life of the agreements. No up-front fees were paid to the banks for their commitment to the 364-day facility. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance. The utilization fees are 0.05 of 1% for the five-year agreement terminating on March 22, 2011 and the 364-day agreement terminating on March 21, 2007 and 0.10 of 1% for the five-year agreement terminating on March 23, 2010.

Effective November 30, 2006 and May 31, 2006, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

For the purpose of calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net income, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and SFAS 52. The adjusted times interest earned ratio ("TIER"), as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements, plus minority interest net income, plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements. In addition to the non-cash adjustments related to SFAS 133 and 52, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest. Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest. Senior debt includes guarantees; however, it excludes:

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the six months ended November 30, 2006 and the year ended May 31, 2006:

	Requirement	November 30, 2006	May 31, 2006

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.10	1.11

Minimum adjusted TIER at fiscal year end (1)	1.05	1.11	1.11

Maximum ratio of senior debt to total equity	10.00	6.75	6.26

(1)	The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

(5)	Long-Term Debt

The following is a summary of long-term debt at November 30, 2006 and May 31, 2006:

(in thousands)	November 30, 2006	May 31, 2006
Unsecured long-term debt:
Medium-term notes, sold through dealers	$4,135,195	$4,174,200
Medium-term notes, sold directly to members	53,718	55,052
Subtotal	4,188,913	4,229,252
Unamortized discount	(8,319)	(9,203)
Total unsecured medium-term notes	4,180,594	4,220,049

Unsecured notes payable	2,067,855	2,074,565
Total unsecured long-term debt	6,248,449	6,294,614

Secured debt:
Collateral trust bonds	3,651,981	3,851,981
Unamortized discount	(3,690)	(4,567)
Total secured collateral trust bonds	3,648,291	3,847,414

Secured notes payable	500,000	500,000
Total secured long-term debt	4,148,291	4,347,414
Total long-term debt	$10,396,740	$10,642,028

Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. See Note 2 for additional information on the collateral pledged to secure the

Company's collateral trust bonds. Medium-term notes are unsecured obligations of CFC.

Unsecured Notes Payable

At November 30, 2006 and May 31, 2006, CFC had a total of $2 billion under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the REDLG program. As part of the REDLG program, CFC is eligible to borrow up to the amount of the outstanding loans that it has issued concurrent with RUS loans. At November 30, 2006, CFC had a total of $2.5 billion outstanding on loans issued concurrently with RUS. As part of the REDLG program, CFC will pay to RUS a fee of 30 basis points per annum on the total amount borrowed. The $2 billion of unsecured notes payable issued as part of the REDLG program require CFC to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding. See Note 2 for additional information on the mortgage notes held on deposit.

Secured Notes Payable

At November 30, 2006 and May 31, 2006, the Company had outstanding a total of $500 million of 4.656% notes to Farmer Mac due in 2008. The $500 million of notes payable sold to Farmer Mac are secured by the pledge of mortgage notes in an amount at least equal to the principal balance of the notes outstanding. See Note 2 for additional information on the collateral pledged to secure the Company's notes payable.

(6)	Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(Dollar amounts in thousands)	November 30, 2006	May 31, 2006
6.75% due 2043	$125,000	$125,000
6.10% due 2044	88,201	88,201
5.95% due 2045	98,239	98,239
7.40% due 2050	175,000	175,000
Total	$486,440	$486,440

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

Generally, the Company's interest rate exchange agreements do not qualify for hedge accounting under SFAS 133. At November 30, 2006 and May 31, 2006, the Company did not have any interest rate exchange agreements that were accounted for using hedge accounting. At November 30, 2005, interest rate exchange agreements with a total notional amount of $200 million were designated as and qualified as effective cash flow hedges and were accounted for using hedge accounting. Those interest rate exchange agreements matured in February 2006.

The Company was a party to the following interest rate exchange agreements:

	Notional Amounts Outstanding
(in thousands)	November 30, 2006	May 31, 2006
Pay fixed and receive variable	$7,378,002	$7,349,584
Pay variable and receive fixed	5,186,440	5,186,440
Total interest rate exchange agreements	$12,564,442	$12,536,024

The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.

Interest rate exchange agreements had the following impact on the Company:

	For the six months ended November 30,
(in thousands)	2006	2005
Statement of Operations Impact
Agreements that qualify for hedge accounting:
Interest expense	$-	$(4,067)

Agreements that do not qualify for hedge accounting:
Derivative cash settlements	26,002	32,241
Derivative forward value	(126,548)	(4,879)
Total (loss) gain on interest rate exchange agreements	$(100,546)	$23,295

Comprehensive Income Impact
Agreements that qualify for hedge accounting:
Unrealized loss on derivatives	$-	$(1,386)
Amortization of transition adjustment	(502)	259
Total comprehensive loss	$(502)	$(1,127)

Cash settlements includes periodic amounts that were paid and received related to its interest rate exchange agreements. During the six months ended November 30, 2005, cash settlements also includes $1 million of fees received from counterparties for the Company's termination of interest rate exchange agreements. These agreements were terminated due to the prepayment of RTFC loans during the six months ended November 30, 2005, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements.

For the six months ended November 30, 2006 and 2005, the derivative forward value also includes amortization to income of $0.4 million and to expense of $0.3 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements. Approximately $0.8 million is expected to be amortized to income over the next twelve months related to the transition adjustment and will continue through April 2029.

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

Generally, the Company's cross currency and cross currency interest rate exchange agreements do not qualify for hedge accounting under SFAS 133. At November 30, 2005, cross currency exchange agreements with a total notional amount of $390 million were designated as and qualified as effective cash flow hedges and were accounted for using hedge accounting. Those cross currency exchange agreements matured in February 2006.

At November 30, 2006 and May 31, 2006, the Company was a party to the following cross currency and cross currency interest rate exchange agreements, none of which were accounted for using hedge accounting:

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

(5) Amounts in the chart represent the U.S. dollar value at the initiation of the exchange agreement. At November 30, 2006 and May 31, 2006, one U. S. dollar was the equivalent of 0.755 and 0.780 Euros, respectively. One U.S. dollar was the equivalent of 1.329 Australian dollars at May 31, 2006.

Cross currency and cross currency interest rate exchange agreements had the following impact on the Company:

	For the six months ended November 30,
(in thousands)	2006	2005
Statement of Operations Impact
Agreements that qualify for hedge accounting:
Interest expense	$-	$1,656

Agreements that do not qualify for hedge accounting:
Derivative cash settlements	(1,133)	4,775
Derivative forward value	17,014	(45,726)
Total gain (loss) on interest rate exchange agreements	$15,881	$(39,295)

Comprehensive Income Impact
Agreements that qualify for hedge accounting:	$-	$(47)
Unrealized loss on derivatives	$-	$(47)

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

At November 30, 2006, the Company has the following notional amount and fair values associated with exchange agreements that contain rating triggers. For the purpose of the presentation, the Company has grouped the rating triggers into two categories, (1) ratings from Moody's Investors Service falls to Baa1 or from Standard & Poor's Corporation falls to BBB+ and (2) ratings from Moody's Investors Service falls below Baa1 or from Standard & Poor's Corporation falls below BBB+.

(in thousands) Rating Level:	Notional Amount	Required Company Payment	Amount Company Would Collect	Net Total
Fall to Baa1/BBB+	$1,122,773	$(6,105)	$33,275	$27,170
Fall below Baa1/BBB+	8,776,916	(66,014)	254,027	188,013
Total	$9,899,689	$(72,119)	$287,302	$215,183

(8)	Members' Subordinated Certificates

CFC's members are required to purchase membership certificates as a condition of membership. Such certificates are interest-bearing unsecured, subordinated debt of CFC. Members may purchase the certificates over time as a percentage of the amount they borrow from CFC. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership. CFC membership certificates typically have an original maturity of 100 years and pay interest at 5%. The weighted average maturity for all membership subordinated certificates outstanding at November 30, 2006 and May 31, 2006 was 70 years.

Members obtaining long-term loans, certain short-term loans or guarantees are generally required to purchase additional loan or guarantee subordinated certificates with each such loan or guarantee based on the members' CFC debt to equity ratio. These certificates are unsecured, subordinated debt of the Company.

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

At November 30, 2006 and May 31, 2006, the Company reported minority interests of $21 million and $22 million, respectively, on the consolidated balance sheets. Minority interest represents the 100% interest that RTFC and NCSC members have in their respective organizations.

During the six months ended November 30, 2006, the balance of minority interest decreased by $1 million of minority interest net loss for the six months ended November 30, 2006.

(10)	Equity

CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members. CFC maintains the current year net earnings as unallocated through the end of its fiscal year. At that time, CFC's board of directors allocates its net earnings to members in the form of patronage capital and to board approved reserves. Currently, CFC has two such board approved reserves, the education fund and the members' capital reserve. CFC allocates a small portion, less than 1%, of net earnings annually to the education fund. The allocation to the education fund must be at least 0.25% of net earnings as required by CFC's bylaws. Funds from the education fund are disbursed annually to fund cooperative education among employees and directors of cooperatives in the service territories of each state. The board of directors determines the amount of net earnings that is allocated to the members' capital reserve, if any. The members' capital reserve represents earnings that are held by CFC to increase equity retention. The net earnings held in the members' capital reserve have not been allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by CFC's board of directors. All remaining net earnings are allocated to CFC's members in the form of patronage capital. CFC bases the amount of net earnings allocated to each member on the members' patronage of the CFC lending programs in the year that the net earnings were earned. There is no impact on CFC's total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves. CFC's board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years. CFC's total equity is reduced by the amount of patronage capital retired to members and by amounts disbursed from board approved reserves. CFC adjusts the net earnings it allocates to members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52.

In July 2006, CFC's board of directors authorized the allocation of the fiscal year 2006 adjusted net earnings as follows: $0.8 million to the education fund and $95 million to members in the form of patronage capital. The board of directors also authorized the allocation of $7 million from the members' capital reserve. In July 2006, CFC's board of directors authorized the retirement of allocated net earnings totaling $84 million, representing 70% of the fiscal year 2006 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated net earnings. This amount was returned to members in cash in August 2006. Future allocations and retirements of net earnings will be made annually as determined by CFC's board of directors with due regard for CFC's financial condition. The board of directors for CFC has the authority to change the policy for allocating and retiring net earnings at any time, subject to applicable cooperative law.

At November 30, 2006 and May 31, 2006, equity included the following components:

(in thousands)	November 30, 2006	May 31, 2006
Membership fees	$993	$994
Education fund	801	1,281
Members' capital reserve	156,844	156,844
Allocated net income	301,985	386,232
Unallocated net income	31,474	-
Total members' equity	492,097	545,351
Prior years cumulative derivative forward
value and foreign currency adjustments	229,417	229,049
Current period derivative forward value (1)	(106,333)	22,962
Current period foreign currency adjustments	(17,299)	(22,594)
Total retained equity	597,882	774,768
Accumulated other comprehensive income	12,706	13,208
Total equity	$610,588	$787,976

(1) Represents the derivative forward value (loss) gain recorded by CFC for the period.

(11)	Guarantees

The Company guarantees certain contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At November 30, 2006 and May 31, 2006, the Company had recorded a guarantee liability totaling $19 million and $17 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at November 30, 2006 and May 31, 2006 totaled $15 million based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of $4 million and $2 million at November 30, 2006 and May 31, 2006, respectively, relates to the Company's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into or modified since January 1, 2003 in accordance with FIN No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). The non-contingent obligation is estimated based on guarantee fees received. The fees are deferred and amortized on the straight-line method into interest income over the term of the guarantees. The Company deferred fees of $3 million and $1 million for the six months ended November 30, 2006 and 2005, respectively, related to new guarantees issued during the periods. Activity in the guarantee liability account is summarized below:

	For the six months ended November 30,		Year ended
(in thousands)	2006	2005	May 31, 2006
Beginning balance	$16,750	$16,094	$16,094
Net change in non-contingent liability	1,575	1,043	1,356
Provision for (recovery of) contingent guarantee liability	400	(2,600)	(700)
Ending balance	$18,725	$14,537	$16,750

Liability as a percentage of total guarantees	1.64%	1.39%	1.55%

The following chart summarizes total guarantees by type and segment:

(in thousands)	November 30, 2006	May 31, 2006
Total by type:
Long-term tax exempt bonds (1)	$588,220	$607,655
Indemnifications of tax benefit transfers (2)	116,936	123,544
Letters of credit (3)	364,484	272,450
Other guarantees (4)	73,685	75,331
Total	$1,143,325	$1,078,980

Total by segment:
CFC:
Distribution	$147,389	$70,166
Power supply	893,276	921,930
Statewide and associate	25,378	32,873
CFC total	1,066,043	1,024,969
RTFC	50	-
NCSC	77,232	54,011
Total	$1,143,325	$1,078,980

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

Of the amounts shown above, $556 million and $572 million as of November 30, 2006 and May 31, 2006, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of November 30, 2006, CFC's maximum potential exposure for the $33 million of fixed rate tax-exempt bonds is $42 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC's exposure to future interest payments on these bonds. CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)

The maturities for this type of guarantee run through 2015. CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. In the event of default by a system for non-payment of indemnity payments, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the indemnity payments. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. The amounts shown represent CFC's maximum potential exposure for guaranteed indemnity payments. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction. This amount is secured by a mortgage lien on all of the system's assets and future revenues. The remainder would be treated as a short-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in federal tax law, no further guarantees of this nature are anticipated.

(3)

The maturities for this type of guarantee run through 2017. Additionally, letters of credit totaling $7 million at November 30, 2006 have a term of one year and automatically extend for a period of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The Company issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw. Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. As of November 30, 2006, the Company's maximum potential exposure is $364 million, of which $232 million is secured. Additionally, in the event of default for $47 million of secured NCSC letters of credit, NCSC is only liable for 40% of the amount guaranteed due to a reimbursement obligation agreement for the remaining 60%. Security provisions include a mortgage lien on all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table, under master letter of credit facilities, the Company may be required to issue up to an additional $393 million in letters of credit to third parties for the benefit of its members at November 30, 2006. At May 31, 2006, this amount was $217 million.

(4)

The maturities for this type of guarantee run through 2025. CFC provides other guarantees for its members. In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Of CFC's maximum potential exposure for guaranteed principal and interest totaling $74 million at November 30, 2006, $3 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $71 million is unsecured.

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

At November 30, 2006 and May 31, 2006, CFC had a total of $203 million and $144 million of guarantees, representing 18% and 13% of total guarantees, respectively, under which its right of recovery from its members was not secured.

(12)	Contingencies

The Company had the following loans classified as non-performing and restructured at:

(in thousands)	November 30, 2006	May 31, 2006	November 30, 2005
Non-performing loans	$539,117	$577,869	$558,105

Restructured loans	615,832	630,354	588,431

Total	$1,154,949	$1,208,223	$1,146,536

(a) At November 30, 2006, May 31, 2006 and November 30, 2005, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income. At November 30, 2006 and May 31, 2006, $557 million and $569 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income. At November 30, 2005, there were $581 million of restructured loans on non-accrual status. A total of $2 million and $0.3 million of interest income was accrued on restructured loans during the six months ended November 30, 2006 and 2005, respectively.

Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the six months ended November 30,
(in thousands)	2006	2005
Non-performing loans	$20,903	$20,929

Restructured loans	19,812	17,031

Total	$40,715	$37,960

(b) The Company classified $1,148 million and $1,201 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at November 30, 2006 and May 31, 2006, respectively. The Company reserved $452 million and $447 million of the loan loss allowance for such impaired loans at November 30, 2006 and May 31, 2006, respectively. The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. The Company accrued a total of $2 million of interest income on impaired loans for the six months ended November 30, 2006. The Company did not accrue interest income on loans classified as impaired during the six months ended November 30, 2005. The average recorded investment in impaired loans for the six months ended November 30, 2006 and 2005 was $1,153 million and $1,158 million, respectively.

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

(c) At November 30, 2006 and May 31, 2006, CFC had a total of $557 million and $569 million, respectively, of loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers. All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at November 30, 2006 and May 31, 2006 represented 2.9% of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, CFC restructured its loans to CoServ. CoServ is scheduled to make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. If CoServ requests capital expenditure loans from CFC, these loans will be provided at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC. As of November 30, 2006, no amounts have been advanced to CoServ under this loan facility. On December 19, 2006, CoServ requested a $20 million advance under the $200 million capital expenditure loan facility from CFC. The funds were advanced to CoServ on December 27, 2006. To date, CoServ has made all payments required under the restructure agreement. Under the terms of the restructure agreement, CoServ has the option to prepay the restructured loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

CoServ and CFC have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at November 30, 2006.

(d) VarTec Telecom, Inc. ("VarTec") is a telecommunications company and RTFC borrower located in Dallas, Texas. RTFC is VarTec's principal senior secured creditor. At November 30, 2006 and May 31, 2006, RTFC had a total of $50 million and $90 million, respectively, of loans outstanding to VarTec. At November 30, 2006 and May 31, 2006, all loans to VarTec were on non-accrual status, resulting in the application of all payments received against principal.

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

On June 10, 2005, the Official Committee of Unsecured Creditors (the "UCC") initiated an adversary proceeding against RTFC in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. As a result of the conversion of the proceedings to Chapter 7, the UCC has been dissolved and the Chapter 7 trustee is now the plaintiff in the adversary proceedings. The adversary proceeding asserts the following claims: (i) that RTFC may have engaged in wrongful activities prior to the filing of the bankruptcy proceeding (e.g., RTFC had "control" over VarTec's affairs, RTFC exerted "financial leverage" over VarTec and is liable for VarTec's "deepening insolvency"; the "deepening insolvency" claim was dismissed by the Court on December 6, 2005); (ii) that RTFC's claims against VarTec should be equitably subordinated to the claims of other creditors because of the alleged wrongful activities; and (iii) that certain payments made by VarTec to RTFC and certain liens granted to RTFC are avoidable as preferences or fraudulent transfers or should otherwise be avoided and re-distributed for the benefit of VarTec's bankruptcy estates. The adversary proceeding identifies payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On November 14, 2006, the plaintiff supplemented its required disclosures and asserted alternative calculations of damages under its various legal theories, ranging from $32 million to $235 million. Trial, if necessary, on the merits of the remaining claims is currently scheduled for March 5, 2007. The trial date is subject to change.

On October 14, 2005, the Bankruptcy Court approved an administrative debtor-in-possession ("DIP") facility from RTFC in the amount of $9 million, of which $9 million was outstanding as of November 30, 2006. The maturity of the DIP facility was extended to June 15, 2007, but RTFC has no obligation to fund beyond those budgeted expenses which accrued prior to June 15, 2006. However, RTFC may consider providing the estate with further DIP funding to pursue the collection of various claims.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to VarTec at November 30, 2006.

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

As of November 30, 2006 and May 31, 2006, RTFC had $489 million and $488 million, respectively, in loans outstanding to ICC. All loans to ICC have been on non-accrual status since February 1, 2005. ICC has not made debt service payments to the Company since June 2005.

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

On February 10, 2006, Greenlight filed petitions for involuntary bankruptcy against Prosser, Emcom and ICC-LLC in the United States Bankruptcy Court for the District of Delaware. RTFC has appeared in the proceedings as a party-in-interest in accordance with the provisions of the United States Bankruptcy Code. Venue of the Prosser, Emcom and ICC-LLC bankruptcy proceedings was later transferred to the United States District Court for the Virgin Islands, Bankruptcy Division, by order of the Delaware Court on December 16, 2006 following the voluntary filings described below, however, on December 24, 2006, the debtors filed a motion asking the District Court for the Virgin Islands to withdraw its standing order of reference with respect to their bankruptcy cases and to administer the cases in the District Court instead of the bankruptcy division. No hearing has been scheduled on the debtors' motion. RTFC and Greenlight have filed motions, scheduled to be heard on February 5, 2007, requesting reconsideration of the venue order in light of the debtors' request that the reference be withdrawn.

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

On July 31, 2006, ICC-LLC, and Emcom each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division, and Prosser, individually, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Virgin Islands. Prosser's case has been transferred to the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division. Each of the debtors is obligated to RTFC, for certain obligations of ICC, including court judgments. On September 25, 2006, ICC-LLC, Emcom and Prosser jointly filed a motion in the voluntary bankruptcy proceedings seeking court authority to assume the agreement under which each is obligated to satisfy the RTFC judgments. The debtors filed the motion in order to request a ruling that they could satisfy the RTFC judgments at a discount. On November 7, 2006, the bankruptcy court denied the motion without prejudice to refiling, finding that assumption of the agreement was impossible under the debtors' then-proposed cure provisions. The debtors continue to seek a sale or refinancing of their assets in an effort to satisfy their debts to RTFC.

On November 22, 2006, ICC-LLC, Emcom and Prosser each filed motions requesting an order preserving their respective exclusive rights to file a plan of reorganization. The Court granted an extension of exclusivity through January 12, 2007.

On December 1, 2006, RTFC filed a motion to lift the automatic stay in bankruptcy in the Emcom case, seeking permission to enforce RTFC's security interest in the common stock of ICC in partial satisfaction of its judgments. An evidentiary hearing was held on January 9, 2007 and the Court deferred its ruling until completion of evidentiary hearings on other motions, scheduled for January 19, 2007.

On December 19, 2006, the United States Trustee filed a motion to appoint Chapter 11 trustees for the bankruptcy estates of ICC-LLC and Emerging, asserting that the appointment of a trustee was in the "best interest of the creditors and other interest holders." An evidentiary hearing on the motion has been scheduled for January 19, 2007.

Also on December 19, 2006, the Greenlight Entities filed a motion to convert Prosser's individual bankruptcy case from Chapter 11 reorganization to Chapter 7 liquidation, which would require appointment of a Chapter 7 trustee for the bankruptcy estate. On December 19, 2006, RTFC filed a motion to convert and joinder in support of the Greenlight Entities' motion to convert Prosser's individual case to Chapter 7. An evidentiary hearing was held on January 9, 2007 and the Court deferred its ruling until completion of evidentiary hearings on other motions, scheduled for January 19, 2007.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at November 30, 2006.

(f) Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama. Pioneer had also invested in a propane gas operation, which it recently sold. Pioneer has experienced deterioration in its financial condition as a result of losses in the gas operation. At November 30, 2006 and May 31, 2006, CFC had a total of $52 million and $54 million, respectively, in loans outstanding to Pioneer. Pioneer was current with respect to all debt service payments at November 30, 2006. All loans to Pioneer remain on accrual status with respect to the recognition of interest income. CFC is the principal creditor to Pioneer.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at November 30, 2006.

(13)	Segment Information

The Company's consolidated financial statements include the financial results of CFC, RTFC and NCSC. Full financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance. The segment presentation for the three and six months ended November 30, 2006 and 2005 reflect the operating results of each of the three companies as a separate segment.

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

The following chart contains consolidated statement of operations for the six months ended November 30, 2006 and consolidated balance sheet information as of November 30, 2006.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$454,239	$55,402	$15,292	$524,933
Interest expense	(432,079)	(52,054)	(13,583)	(497,716)
Net interest income	22,160	3,348	1,709	27,217

Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	22,160	3,348	1,709	27,217

Non-interest income:
Rental and other income	307	-	318	625
Derivative cash settlements	24,677	-	192	24,869
Results of operations of foreclosed assets	5,991	-	-	5,991
Total non-interest income	30,975	-	510	31,485

Non-interest expense:
General and administrative expenses	(21,260)	(2,540)	(1,705)	(25,505)
Provision for guarantee liability	(400)	-	-	(400)
Derivative forward value	(106,334)	-	(3,200)	(109,534)
Foreign currency adjustments	(17,299)	-	-	(17,299)
Total non-interest expense	(145,293)	(2,540)	(4,905)	(152,738)

(Loss) income prior to income taxes and minority interest	(92,158)	808	(2,686)	(94,036)
Income taxes	-	180	1,020	1,200
Net (loss) income per segment reporting	$(92,158)	$988	$(1,666)	$(92,836)

Reconciliation of net loss:
Net loss per segment reporting				$(92,836)
Minority interest				678
Net loss per consolidated statement of operations				$(92,158)

Assets:
Loans to members	$15,738,645	$2,016,915	$401,946	$18,157,506
Less: Allowance for loan losses	(610,725)	-	(633)	(611,358)
Loans to members, net	15,127,920	2,016,915	401,313	17,546,148
Other assets	843,447	215,451	33,300	1,092,198
Total assets	$15,971,367	$2,232,366	$434,613	$18,638,346

The following chart contains the consolidated statement of operations for the six months ended November 30, 2005 and consolidated balance sheet information at November 30, 2005.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$407,850	$70,187	$15,166	$493,203
Interest expense	(392,501)	(66,490)	(12,379)	(471,370)
Net interest income	15,349	3,697	2,787	21,833

Provision for loan losses	(3,886)	-	-	(3,886)
Net interest income after provision for loan losses	11,463	3,697	2,787	17,947

Non-interest income:
Rental and other income	1,475	-	-	1,475
Derivative cash settlements	37,765	-	(749)	37,016
Results of operations of foreclosed assets	8,570	-	-	8,570
Gain on sale of building and land	37,740	-	-	37,740
Total non-interest income	85,550	-	(749)	84,801

Non-interest expense:
General and administrative expenses	(21,602)	(2,220)	(1,046)	(24,868)
Recovery of guarantee liability	2,600	-	-	2,600
Derivative forward value	(54,078)	-	3,473	(50,605)
Foreign currency adjustments	34,479	-	-	34,479
Total non-interest expense	(38,601)	(2,220)	2,427	(38,394)
Income prior to income taxes and minority interest	58,412	1,477	4,465	64,354
Income taxes	-	(34)	(1,695)	(1,729)
Net income per segment reporting	$58,412	$1,443	$2,770	$62,625

Reconciliation of net income:
Net income per segment reporting				$62,625
Minority interest				(4,213)
Net income per consolidated statement of operations				$58,412

Assets:
Loans to members	$15,429,894	$2,269,500	$447,364	$18,146,758
Less: Allowance for loan losses	(592,358)	-	(1,174)	(593,532)
Loans to members, net	14,837,536	2,269,500	446,190	17,553,226
Other assets	1,058,624	241,708	42,252	1,342,584
Total assets	$15,896,160	$2,511,208	$488,442	$18,895,810

The following chart contains the consolidated statement of operations for the three months ended November 30, 2006.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$225,247	$27,289	$7,708	$260,244
Interest expense	(212,884)	(25,546)	(6,831)	(245,261)
Net interest income	12,363	1,743	877	14,983
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	12,363	1,743	877	14,983
Non-interest income:
Rental and other income	154	-	154	308
Derivative cash settlements	13,074	-	89	13,163
Results of operations of foreclosed assets	2,989	-	-	2,989
Total non-interest income	16,217	-	243	16,460
Non-interest expense:
General and administrative expenses	(10,614)	(1,214)	(949)	(12,777)
Provision for guarantee liability	(1,800)	-	-	(1,800)
Derivative forward value	(47,582)	-	(1,498)	(49,080)
Foreign currency adjustments	(20,620)	-	-	(20,620)
Total non-interest expense	(80,616)	(1,214)	(2,447)	(84,277)
(Loss) income prior to income taxes and minority interest	(52,036)	529	(1,327)	(52,834)
Income taxes	-	(18)	504	486
Net (loss) income per segment reporting	$(52,036)	$511	$(823)	$(52,348)
Reconciliation of net loss:
Net loss per segment reporting				$(52,348)
Minority interest				312
Net loss per consolidated statement of operations				$(52,036)

The following chart contains the consolidated statement of operations for the three months ended November 30, 2005.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$205,109	$30,533	$7,684	$243,326
Interest expense	(201,048)	(28,749)	(6,296)	(236,093)
Net interest income	4,061	1,784	1,388	7,233
Provision for loan losses	(3,886)	-	-	(3,886)
Net interest income after provision for loan losses	175	1,784	1,388	3,347
Non-interest income:
Rental and other income	13	-	-	13
Derivative cash settlements	17,114	-	(298)	16,816
Results of operations of foreclosed assets	3,878	-	-	3,878
Gain on sale of building and land	37,740	-	-	37,740
Total non-interest income	58,745	-	(298)	58,447
Non-interest expense:
General and administrative expenses	(11,081)	(1,088)	(582)	(12,751)
Provision for guarantee losses	(700)	-	-	(700)
Derivative forward value	(19,149)	-	3,433	(15,716)
Foreign currency adjustments	35,739	-	-	35,739
Total non-interest expense	4,809	(1,088)	2,851	6,572
Income prior to income taxes and minority interest	63,729	696	3,941	68,366
Income taxes	-	(34)	(1,496)	(1,530)
Net income per segment reporting	$63,729	$662	$2,445	$66,836
Reconciliation of net income:
Net income per segment reporting				$66,836
Minority interest				(3,107)
Net income per consolidated statement of operations				$63,729

(14)  Subsequent Events
In December 2006, the Company issued $600 million of floating rate extendible collateral trust bonds. The bonds have an initial maturity date of January 2008 and may be extended by the holders through a final maturity date of January 2012.

In December 2006, the Company unwound two $500 million pay variable and receive fixed interest rate exchange agreements. This transaction resulted in a $31 million gain in derivative cash settlements and a loss of approximately the same amount in the derivative forward value. There will be no significant impact on net income as a result of this transaction.

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

This Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions, whether in the negative or affirmative. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss allowance, net income growth, leverage and debt to equity ratios, and borrower financial performance are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes, governmental monetary and fiscal policies, changes in tax policies, changes in interest rates, the cost of funds, demand for our loan products, changes in the quality or composition of our loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic and governmental factors affecting our operations. Some of these and other factors are discussed in our annual and quarterly reports previously filed with the Securities and Exchange Commission ("SEC"). Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

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

The Company provides financial products to its rural electric and telecommunications members at the lowest cost in relation to the financial performance and strength required to maintain strong credit ratings. The Company's access to the capital markets at levels that allow it to keep cost to the members low is dependent on maintaining strong credit ratings. See page 51 for detail on the current ratings for the Company's public debt.

Financial Overview
Results of Operations

The Company uses a times interest earned ratio ("TIER") instead of the dollar amount of net interest income or net income as its primary performance indicator, since its net income in dollar terms is subject to fluctuation as interest rates change. TIER is a measure of the Company's ability to cover the interest expense on its debt obligations. TIER is calculated by dividing the sum of interest expense and the net income prior to the cumulative effect of change in accounting principle by the interest expense.

For the six months ended November 30, 2006, the Company reported a net loss of $92 million, thus the TIER calculation resulted in a value below 1.00, compared to a net income of $58 million and a 1.12 TIER for the prior year period. For the six months ended November 30, 2006, the Company reported an adjusted net income of $34 million and adjusted TIER of 1.07, compared to an adjusted net income of $79 million and adjusted TIER of 1.18 for the prior year period. See "Non-GAAP Financial Measures" for more information on the adjustments the Company makes to its financial results for the purposes of its own analysis and covenant compliance.

During the six months ended November 30, 2006, earnings were impacted by a $110 million decrease in derivative and foreign currency adjustments, which was primarily impacted by the rise in interest rates. During the six months ended November 30, 2005, CFC sold its headquarters facility and recognized a gain of $38 million on the sale in that period.

Over the remainder of fiscal year 2007, the Company anticipates that the net interest income yield will remain at about the current level, as it is anticipated that the increases to the federal funds interest rate are nearing an end. The level of loans on non-accrual is expected to continue to be a significant drag on earnings for fiscal year 2007.

Financial Condition

At November 30, 2006, the Company's total loans outstanding decreased by $203 million or 1% from May 31, 2006. At that date, RTFC loans outstanding decreased by $145 million, CFC loans outstanding decreased by $56 million and NCSC loans decreased by $2 million from May 31, 2006.

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

During the six months ended November 30, 2006, short-term debt decreased by $151 million and long-term debt decreased by $245 million. Short-term debt decreased due to the redemption and maturity of long-term debt offset by long-term debt reclassified to short-term debt based on the related maturity date and an increase in commercial paper.

Total equity decreased $177 million from May 31, 2006 to November 30, 2006 due to CFC's retirement of $84 million of patronage capital to its members and a net loss of $92 million for the six months ended November 30, 2006. Under GAAP, the Company's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements and the impact of future expected currency exchange rates on its currency exchange agreements. As a result, it is difficult to predict the future changes in the Company's reported GAAP equity due to the uncertainty of the movement in future interest and currency exchange rates. In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended and SFAS 52, Foreign Currency Translation.

Liquidity

At November 30, 2006, the Company had $3,491 million of commercial paper, daily liquidity fund and bank bid notes and $1,702 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. Members held commercial paper (including the daily liquidity fund) totaling $1,624 million or approximately 48% of the total commercial paper outstanding at November 30, 2006. Commercial paper issued through dealers and bank bid notes totaled $1,725 million and represented 10% of total debt outstanding at November 30, 2006. The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during fiscal year 2007. During the next twelve months, the Company plans to refinance the $1,702 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt.

CFC uses member loan repayments, capital market debt issuance, private debt issuance, member investments, and net income to fund its operations. In addition, the Company maintains both short-term and long-term bank lines in the form of revolving credit agreements with its bank group. Members pay a small membership fee and are typically required to purchase subordinated certificates as a condition to receiving a long-term loan advance and as a condition of membership. CFC has a need for funding to make loan advances to its members, to make interest payments on its public and private debt and to make payments of principal on its maturing debt. To facilitate access to the capital markets, CFC is a regular issuer of debt in the capital markets, maintains strong credit ratings and has active shelf registrations on file with the SEC for each of its public debt instruments. CFC also has access to foreign debt markets with Euro medium-term note and commercial paper programs and an Australian medium-term note program.

The Company can borrow amounts from the FFB with a guarantee of repayment by the RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant ("REDLG") program. As a result of the RUS guarantee, these funds represent a lower cost compared to the Company's other forms of debt securities. At November 30, 2006, the Company had RUS approval to borrow an additional $500 million under the REDLG program and the Company anticipates borrowing this amount prior to the expiration of the commitment in July 2009.

Results of Operations

Six Months Ended November 30, 2006 versus November 30, 2005
The following chart presents the results of operations for the six months ended November 30, 2006 versus November 30, 2005.

	For the six months ended November 30,		Increase/
(Dollar amounts in millions)	2006	2005	(Decrease)
Interest income	$525	$493	$32
Interest expense	(498)	(471)	(27)
Net interest income	27	22	5
Provision for loan losses	-	(4)	4
Net interest income after provision for loan losses	27	18	9

Non-interest income:
Rental and other income	1	1	-
Derivative cash settlements	25	37	(12)
Results of operations of foreclosed assets	6	9	(3)
Gain on sale of building and land	-	38	(38)
Total non-interest income	32	85	(53)

Non-interest expense:
Salaries and employee benefits	(17)	(16)	(1)
Other general and administrative expenses	(9)	(9)	-
Recovery of guarantee liability	-	3	(3)
Derivative forward value	(110)	(51)	(59)
Foreign currency adjustments	(17)	34	(51)
Total non-interest expense	(153)	(39)	(114)

(Loss) income prior to income taxes and minority interest	(94)	64	(158)

Income taxes	1	(2)	3
Minority interest	1	(4)	5
Net (loss) income	$(92)	$58	$(150)

TIER (1)	-	1.12
Adjusted TIER (2)	1.07	1.18

(1) For the six months ended November 30, 2006, the Company reported a net loss of $92 million thus the TIER calculation results in a value below 1.00.

(2) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net income, to include minority interest in net income and to include all derivative cash settlements in the interest expense. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the six months ended November 30,		Increase/
	2006	2005	(Decrease)
Interest income	5.72%	5.35%	0.37%
Interest expense	(5.42)%	(5.11)%	(0.31)%
Net interest income	0.30%	0.24%	0.06%
Provision for loan losses	-	(0.04)%	0.04%
Net interest income after provision for loan losses	0.30%	0.20%	0.10%

Non-interest income:
Rental and other income	0.01%	0.01%	-
Derivative cash settlements	0.27%	0.40%	(0.13)%
Results of operations of foreclosed assets	0.07%	0.10%	(0.03)%
Gain on sale of building and land	-	0.41%	(0.41)%
Total non-interest income	0.35%	0.92%	(0.57)%

Non-interest expense:
Salaries and employee benefits	(0.19)%	(0.17)%	(0.02)%
Other general and administrative expenses	(0.10)%	(0.10)%	-
Recovery of guarantee liability	-	0.03%	(0.03)%
Derivative forward value	(1.20)%	(0.56)%	(0.64)%
Foreign currency adjustments	(0.18)%	0.37%	(0.55)%
Total non-interest expense	(1.67)%	(0.43)%	(1.24)%
(Loss) income prior to income taxes and minority interest	(1.02)%	0.69%	(1.71)%

Income taxes	0.01%	(0.02)%	0.03%
Minority interest	0.01%	(0.04)%	0.05%
Net (loss) income	(1.00)%	0.63%	(1.63)%

Adjusted net interest income (1)	0.57%	0.64%	(0.07)%
Adjusted income prior to income taxes and minority interest (2)	0.36%	0.47%	(0.11)%

(1) Adjusted to include derivative cash settlements in the interest expense. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

(2) Adjusted to exclude derivative forward value and foreign currency adjustments. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments. For the six months ended November 30, 2005, also adjusted to exclude the gain on sale of building and land.

CFC's net interest income will increase or decrease due to changes in loan volume and the rate that it receives on its loans and pays on its sources of funding, respectively. CFC's loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to interest income, interest expense and net interest income due to changes in loan volume versus changes to interest rates. The analysis is consistent with the November 30, 2006 and 2005 consolidated statements of operations. For comparability purposes, average daily loan volume is used as the denominator in calculating interest income yield, interest expense rates and net interest income yield.

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

Volume Rate Variance Table
(Dollar amounts in millions)

	For the six months ended November 30,
	2006			2005			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income
CFC	$16,404	$454	5.52%	$16,012	$408	5.08%	$10	$36	$46
RTFC	1,510	55	7.32%	1,925	70	7.27%	(15)	-	(15)
NCSC	398	16	7.66%	447	15	6.77%	(1)	2	1
Total	$18,312	$525	5.72%	$18,384	$493	5.35%	$(6)	$38	$32

Interest expense
CFC	$16,404	$(432)	(5.25)%	$16,012	$(393)	(4.89)%	$(9)	$(30)	$(39)
RTFC	1,510	(52)	(6.88)%	1,925	(66)	(6.89)%	14	-	14
NCSC	398	(14)	(6.81)%	447	(12)	(5.53)%	1	(3)	(2)
Total	$18,312	$(498)	(5.42)%	$18,384	$(471)	(5.11)%	$6	$(33)	$(27)

Net interest income
CFC	$16,404	$22	0.27%	$16,012	$15	0.19%	$1	$6	$7
RTFC	1,510	3	0.44%	1,925	4	0.38%	(1)	-	(1)
NCSC	398	2	0.85%	447	3	1.24%	-	(1)	(1)
Total	$18,312	$27	0.30%	$18,384	$22	0.24%	$-	$5	$5

Derivative cash settlements (3)
CFC	$12,635	$25	0.39%	$15,257	$38	0.49%	$(6)	$(7)	$(13)
NCSC	95	-	-	116	(1)	(1.29)%	-	1	1
Total	$12,730	$25	0.39%	$15,373	$37	0.48%	$(6)	$(6)	$(12)

Adjusted interest expense (4)
Total	$18,312	$(473)	(5.15)%	$18,384	$(434)	(4.71)%	$-	$(39)	$(39)

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

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the chart above includes the following as a percentage of average loans outstanding:

	For the six months ended November 30,
	2006		2005
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed rate loans (1)	$412		$361		$51
Interest on long-term variable rate loans (1)	62		88		(26)
Interest on short-term loans (1)	36		25		11
Total interest income on loans	510	5.56%	474	5.14%	36
Interest on investments (2)	3	0.03%	5	0.06%	(2)
Conversion fees (3)	5	0.06%	7	0.08%	(2)
Make-whole and prepayment fees (4)	1	0.01%	4	0.04%	(3)
Commitment and guarantee fees (5)	5	0.05%	3	0.03%	2
Other fees (6)	1	0.01%	-	-	1
Total interest income	$525	5.72%	$493	5.35%	$32

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

The $32 million or 6% increase to the total interest income for the six months ended November 30, 2006 as compared to the prior year period was due to the increase to CFC loan interest rates in the markets offset by lower loan volume. Since November 30, 2005, the Company raised variable interest rates by approximately 120 basis points, while fixed interest rates remained relatively stable. For the six months ended November 30, 2006, the Company had a reduction to interest income of $41 million due to non-accrual loans compared to a reduction of $38 million for the prior year period. The decrease in loan volume is due to the further reduction of RTFC loans during the six months ended November 30, 2006.

The $46 million increase in CFC interest income was due to the increase in interest rates and loan volume partly offset by the impact of non-accrual loans. The impact on CFC interest income of non-accrual loans was a reduction of $20 million for the six months ended November 30, 2006 as compared to $17 million for the prior year period. The impact of non-accrual loans on interest income is included in the rate variance in the chart above. The $15 million decrease in RTFC interest income was due to the reduction in the balance of RTFC loans outstanding. The impact on RTFC interest income of non-accrual loans was a reduction of $21 million for the six months ended November 30, 2006 and 2005.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the chart above includes the following as a percentage of average loans outstanding:

	For the six months ended November 30,
	2006		2005
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense - commercial paper and bid notes (1)	$96		$57		$39
Interest expense - medium-term notes (1)	181		203		(22)
Interest expense - collateral trust bonds (1)	101		140		(39)
Interest expense - subordinated deferrable debt (1)	17		24		(7)
Interest expense - subordinated certificates (1)	24		23		1
Interest expense - long-term private debt (1)	60		13		47
Total interest expense on debt	479	5.22%	460	4.99%	19
Debt issuance costs (2)	10	0.11%	6	0.07%	4
Derivative cash settlements, net (3)	-	-	2	0.02%	(2)
Commitment and guarantee fees (4)	7	0.07%	2	0.02%	5
Other fees (5)	2	0.02%	1	0.01%	1
Total interest expense	$498	5.42%	$471	5.11%	$27

(1) Represents interest expense and the amortization of discounts on the debt security.

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

The $27 million increase to the total interest expense for the six months ended November 30, 2006 as compared to the prior year period was due to the increase to interest rates in the markets and an increase to fees expensed primarily due to the $5 million charge to write-off the unamortized issuance costs on the early retirement of subordinated deferrable debt in June 2006.

The adjusted interest expense, which includes all derivative cash settlements, for the six months ended November 30, 2006 increased by $39 million compared to the prior year period due to the $27 million increase to interest expense noted above and the $12 million decrease in derivative cash settlements described below. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income

The change in the line items described above resulted in an increase in net interest income of $5 million for the six months ended November 30, 2006 compared to the prior year period. The adjusted net interest income, which includes all derivative cash settlements, for the six months ended November 30, 2006 was $52 million, a decrease of $7 million from the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense, and therefore net interest income.

Derivative Cash Settlements

The $12 million decrease in cash settlements for the six months ended November 30, 2006 compared to the prior year period is due to both a decrease to the net rate earned by the Company on exchange agreements and the reduction in the average notional amount of derivatives outstanding as compared to the prior year period.

Results of Operations of Foreclosed Assets

Income from the operation of foreclosed assets decreased by $3 million for the six months ended November 30, 2006 compared to the prior year period due to the gain of $3 million related to the sale of real estate assets in August 2005. At November 30, 2006, the remaining balance of foreclosed assets is comprised of notes receivable which the Company continues to service.

Gain on Sale of Building and Land

On October 18, 2005, CFC closed on the sale of its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. resulting in a gain of $38 million for the six months ended November 30, 2005. An additional gain of $5 million was recognized during the remainder of fiscal year 2006 due to the release of funds held in escrow and net of additional payments for transaction related expenses.

Recovery of Guarantee Liability

There was no change to the guarantee liability for the six months ended November 30, 2006 compared to a recovery of $3 million in the prior year period. For the six months ended November 30, 2006 and 2005, substantially all guarantees were issued by CFC.

Derivative Forward Value

The $59 million decrease in the derivative forward value during the six months ended November 30, 2006 compared to the prior year period is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts and a 17% reduction in the average notional amount of derivatives outstanding.

Foreign Currency Adjustment

The Company's foreign currency adjustment for the six months ended November 30, 2006 decreased by $51 million compared to the prior year period. A significant increase in the value of the Euro versus the value of the U.S. dollar during the six months ended November 30, 2006 resulted in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations. During the prior period quarter, there was a decrease in the exchange rate between the Euro and the U.S. dollar.

Net Loss

The change in the line items described above resulted in a net loss of $92 million for the six months ended November 30, 2006 compared to net income of $58 million for the prior year period. The adjusted net income, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $34 million, compared to $79 million for the prior year period. The adjusted net income for the six months ended November 30, 2005 included a $38 million gain on the sale of the building. The adjusted net income for the six months ended November 30, 2005, excluding the gain on the sale of the building, was $41 million. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net income.

Three Months Ended November 30, 2006 versus November 30, 2005
The following chart presents the results of operations for the three months ended November 30, 2006 versus November 30, 2005.

	For the three months ended November 30,		Increase/
(Dollar amounts in millions)	2006	2005	(Decrease)
Interest income	$260	$243	$17
Interest expense	(245)	(236)	(9)
Net interest income	15	7	8
Provision for loan losses	-	(4)	4
Net interest income after provision for loan losses	15	3	12

Non-interest income:
Rental and other income	1	-	1
Derivative cash settlements	13	17	(4)
Results of operations of foreclosed assets	3	4	(1)
Gain on sale of building and land	-	38	(38)
Total non-interest income	17	59	(42)

Non-interest expense:
Salaries and employee benefits	(8)	(8)	-
Other general and administrative expenses	(5)	(5)	-
Provision for guarantee liability	(2)	-	(2)
Derivative forward value	(50)	(16)	(34)
Foreign currency adjustments	(20)	35	(55)
Total non-interest expense	(85)	6	(91)

Income prior to income taxes and minority interest	(53)	68	(121)

Income taxes	-	(2)	2
Minority interest	1	(3)	4
Net income	$(52)	$63	$(115)

TIER (1)	-	1.27
Adjusted TIER (2)	1.07	1.21

(1) For the three months ended November 30, 2006, the Company reported a net loss of $52 million thus the TIER calculation results in a value below 1.00.

(2) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net income, to include minority interest in net income and to include all derivative cash settlements in the interest expense. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the three months ended November 30,		Increase/
	2006	2005	(Decrease)
Interest income	5.71%	5.38%	0.33%
Interest expense	(5.38)%	(5.23)%	(0.15)%
Net interest income	0.33%	0.15%	0.18%
Provision for loan losses	-	(0.09)%	0.09%
Net interest income after provision for loan losses	0.33%	0.06%	0.27%

Non-interest income:
Rental and other income	0.02%	-	0.02%
Derivative cash settlements	0.29%	0.38%	(0.09)%
Results of operations of foreclosed assets	0.07%	0.09%	(0.02)%
Gain on sale of building and land	-	0.84%	(0.84)%
Total non-interest income	0.38%	1.31%	(0.93)%

Non-interest expense:
Salaries and employee benefits	(0.18)%	(0.18)%	-
Other general and administrative expenses	(0.11)%	(0.11)%	-
Provision for guarantee liability	(0.04)%	-	(0.04)%
Derivative forward value	(1.10)%	(0.35)%	(0.75)%
Foreign currency adjustments	(0.44)%	0.78%	(1.22)%
Total non-interest expense	(1.87)%	0.14%	(2.01)%
(Loss) income prior to income taxes and minority interest	(1.16)%	1.51%	(2.67)%

Income taxes	-	(0.04)%	0.04%
Minority interest	0.02%	(0.07)%	0.09%
Net (loss) income	(1.14)%	1.40%	(2.54)%

Adjusted net interest income (1)	0.62%	0.53%	0.09%
Adjusted income prior to income taxes and minority interest (2)	0.38%	0.24%	0.14%

(1) Adjusted to include derivative cash settlements in the interest expense. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

(2) Adjusted to exclude derivative forward value and foreign currency adjustments. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments. For the three months ended November 30, 2005, also adjusted to exclude the gain on sale of building and land.

CFC's net interest income will increase or decrease due to changes in loan volume and the rate that it receives on its loans and pays on its sources of funding, respectively. CFC's loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to interest income, interest expense and net interest income due to changes in loan volume versus changes to interest rates. The analysis is consistent with the November 30, 2006 and 2005 consolidated statements of operations. For comparability purposes, average daily loan volume is used as the denominator in calculating interest income yield, interest expense rates and net interest income yield.

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

Volume Rate Variance Table
(Dollar amounts in millions)

	For the three months ended November 30,
	2006			2005			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income
CFC	$16,384	$225	5.51%	$15,928	$205	5.16%	$6	$14	$20
RTFC	1,484	27	7.38%	1,725	30	7.10%	(4)	1	(3)
NCSC	399	8	7.75%	440	8	7.00%	(1)	1	-
Total	$18,267	$260	5.71%	$18,093	$243	5.38%	$1	$16	$17

Interest expense
CFC	$16,384	$(213)	(5.21)%	$15,928	$(202)	(5.06)%	$(5)	$(6)	$(11)
RTFC	1,484	(25)	(6.91)%	1,725	(28)	(6.69)%	4	(1)	3
NCSC	399	(7)	(6.87)%	440	(6)	(5.73)%	1	(2)	(1)
Total	$18,267	$(245)	(5.38)%	$18,093	$(236)	(5.23)%	$-	$(9)	$(9)

Net interest income
CFC	$16,384	$12	0.30%	$15,928	$3	0.10%	$1	$8	$9
RTFC	1,484	2	0.47%	1,725	2	0.41%	-	-	-
NCSC	399	1	0.88%	440	2	1.27%	-	(1)	(1)
Total	$18,267	$15	0.33%	$18,093	$7	0.15%	$1	$7	$8

Derivative cash settlements (3)
CFC	$12,828	$13	0.41%	$15,486	$17	0.44%	$(3)	$(1)	$(4)
NCSC	93	-	-	114	-	-	-	-	-
Total	$12,921	$13	0.41%	$15,600	$17	0.43%	$(3)	$(1)	$(4)

Adjusted interest expense (4)
Total	$18,267	$(232)	(5.09)%	$18,093	$(219)	(4.85)%	$(3)	$(10)	$(13)

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

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the chart above includes the following as a percentage of average loans outstanding:

	For the three months ended November 30,
	2006		2005
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed rate loans (1)	$206		$185		$21
Interest on long-term variable rate loans (1)	31		38		(7)
Interest on short-term loans (1)	18		13		5
Total interest income on loans	255	5.60%	236	5.23%	19
Interest on investments (2)	1	0.02%	2	0.04%	(1)
Conversion fees (3)	3	0.07%	3	0.07%	-
Commitment and guarantee fees (4)	1	0.02%	2	0.04%	(1)
Total interest income	$260	5.71%	$243	5.38%	$17

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

(4) Commitment fees for RTFC loan commitments are, in most cases, refundable on a prorata basis according to the amount of the loan commitment that is advanced. Such refundable fees are deferred and then recognized on a prorata basis based on the portion of the loan that is not advanced prior to the expiration of the commitment. Commitment fees on CFC loan commitments are not refundable and are billed and recognized based on the unused portion of committed lines of credit. Guarantee fees are charged based on the amount, type and term of the guarantee. Guarantee fees are deferred and amortized using the straight-line method into interest income over the life of the guarantee.

The $17 million or 7% increase to the total interest income for the quarter ended November 30, 2006 as compared to the prior year period was due to the increase to CFC loan interest rates. Since November 30, 2005, the Company raised variable interest rates by approximately 120 basis points, while fixed interest rates remained relatively stable. For the quarter ended November 30, 2006, the Company had a reduction to interest income of $20 million due to non-accrual loans compared to a reduction of $19 million for the prior year period.

The $20 million increase in CFC interest income was due to the increase in interest rates on CFC loans and the increase in CFC loans outstanding partly offset by the impact of non-accrual loans. The impact on CFC interest income of non-accrual loans was a reduction of $10 million for the quarter ended November 30, 2006 as compared to $9 million for the prior year period. The impact of non-accrual loans on interest income is included in the rate variance in the chart above. The $3 million decrease in RTFC interest income was due to the reduction in the balance of RTFC loans outstanding. The impact on RTFC interest income of non-accrual loans was a reduction of $10 million for the quarter ended November 30, 2006 and 2005.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the chart above includes the following as a percentage of average loans outstanding:

	For the three months ended November 30,
	2006		2005
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense - commercial paper and bid notes (1)	$49		$25		$24
Interest expense - medium-term notes (1)	90		102		(12)
Interest expense - collateral trust bonds (1)	50		70		(20)
Interest expense - subordinated deferrable debt (1)	8		12		(4)
Interest expense - subordinated certificates (1)	12		12		-
Interest expense - long-term private debt (1)	30		10		20
Total interest expense on debt	239	5.25%	231	5.12%	8
Debt issuance costs (2)	2	0.04%	3	0.07%	(1)
Derivative cash settlements, net (3)	-	-	1	0.02%	(1)
Commitment and guarantee fees (4)	4	0.09%	1	0.02%	3
Total interest expense	$245	5.38%	$236	5.23%	$9

(1) Represents interest expense and the amortization of discounts on the debt security.

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

The $9 million increase to the total interest expense for the quarter ended November 30, 2006 as compared to the prior year period was due to the increase to interest rates in the markets during the quarter ended November 30, 2006. The increase to total interest expense was partly offset by the decrease due to lower loan volume.

The adjusted total interest expense, which includes all derivative cash settlements, for the quarter ended November 30, 2006 increased by $13 million compared to the prior year period due to the $9 million increase to interest expense noted above and the $4 million decrease in derivative cash settlements described below. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income

The change in the line items described above resulted in an increase in net interest income of $8 million for the quarter ended November 30, 2006 compared to the prior year period. The adjusted net interest income, which includes all derivative cash settlements, for the quarter ended November 30, 2006 was $28 million, an increase of $4 million from the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense, and therefore net interest income.

Derivative Cash Settlements

The $4 million decrease in cash settlements for the quarter ended November 30, 2006 compared to the prior year period is primarily due to a reduction in the average notional amount of derivatives outstanding as compared to the prior year period. In addition, there was a decrease to the net rate earned by the Company on exchange agreements.

Results of Operations of Foreclosed Assets

Income from the operation of foreclosed assets decreased by $1 million for the quarter ended November 30, 2006 compared to the prior year period due to the $1 million additional gain recognized during the prior year period related to the sale of real estate assets in August 2005. At November 30, 2006, the remaining balance of foreclosed assets is comprised of notes receivable which the Company continues to service.

Gain on Sale of Building and Land

On October 18, 2005, CFC closed on the sale of its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. resulting in a gain of $38 million for the quarter ended November 30, 2005. An additional gain of $5 million was recognized during the remainder of fiscal year 2006 due to the release of funds held in escrow and net of additional payments for transaction related expenses.

Provision for Guarantee Liability

There was a provision of $2 million to the guarantee liability for the quarter ended November 30, 2006 compared to no change in the prior year period. For the quarter November 30, 2006 and 2005, substantially all guarantees were issued by CFC.

Derivative Forward Value

The $34 million decrease in the derivative forward value during the quarter ended November 30, 2006 compared to the prior year period is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts and a 17% reduction to the average notional amount of derivatives outstanding.

Foreign Currency Adjustment

The Company's foreign currency adjustment for the quarter ended November 30, 2006 decreased by $55 million compared to the prior year period. A significant increase in the value of the Euro versus the value of the U.S. dollar during the quarter ended November 30, 2006 resulted in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations. During the prior period quarter, there was a decrease in the exchange rate between the Euro and the U.S. dollar.

Net Loss

The change in the line items described above resulted in a net loss of $52 million for the quarter ended November 30, 2006 compared to net income of $63 million for the prior year period. The adjusted net income, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $17 million compared to $47 million for the prior year period. The adjusted net income for the quarter ended November 30, 2005 included a $38 million gain on the sale of the building. The adjusted net income for the quarter ended November 30, 2005, excluding the gain on the sale of the building, was $9 million. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net income.

Ratio of Earnings to Fixed Charges

The following chart provides the calculation of the ratio of earnings to fixed charges for the six months ended November 30, 2006 and 2005. The ratio of earnings to fixed charges is the same calculation as TIER. See the Results of Operations for discussion on TIER and adjustments that the Company makes to the TIER calculation.

	Three months ended November 30,		Six months ended November 30,
(Dollar amounts in thousands)	2006	2005	2006	2005
Income prior to cumulative effect of
change in accounting principle	$(52,036)	$63,729	$(92,158)	$58,412
Add: fixed charges	245,261	236,093	497,716	471,370

Earnings available for fixed charges	$193,225	$299,822	$405,558	$529,782

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$245,261	$236,093	$497,716	$471,370

Ratio of earnings to fixed charges (1)	-	1.27	-	1.12

(1) For the three and six months ended November 30, 2006, earnings were insufficient to cover fixed charges by $52 million and $92 million, respectively.

Financial Condition
Loan and Guarantee Portfolio Assessment
Loan Programs

Loans to members bear interest at rates determined from time to time by the Company after considering its interest expense, operating expenses, provision for loan losses and the maintenance of reasonable earnings levels. In keeping with its not-for-profit, cooperative charter, the Company's policy is to set interest rates at the lowest levels it considers to be consistent with sound financial management.

The following chart summarizes loans by type and by segment:

	Loans by Type				Increase/
(Dollar amounts in millions)	November 30, 2006		May 31, 2006		(Decrease)
Long-term loans (1):
Long-term fixed rate loans	$14,743	81%	$14,763	80%	$(20)
Long-term variable rate loans	2,336	13%	2,570	14%	(234)
Total long-term loans	17,079	94%	17,333	94%	(254)
Short-term loans (1)	1,079	6%	1,028	6%	51
Total loans	$18,158	100%	$18,361	100%	$(203)

	Loans by Segment				Increase/
(Dollar amounts in millions)	November 30, 2006		May 31, 2006		(Decrease)
CFC:
Distribution	$12,804	70%	$12,859	70%	$(55)
Power supply	2,817	16%	2,811	15%	6
Statewide and associate	118	1%	125	1%	(7)
CFC Total	15,739	87%	15,795	86%	(56)
RTFC	2,017	11%	2,162	12%	(145)
NCSC	402	2%	404	2%	(2)
Total	$18,158	100%	$18,361	100%	$(203)

(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.

The Company's loans outstanding have decreased $203 million or 1% during the six months ended November 30, 2006. Long-term fixed rate loans at November 30, 2006 and May 31, 2006 represented 86% and 85%, respectively, of total long-term loans. Loans converting from a variable rate to a fixed rate for the six months ended November 30, 2006 totaled $181 million, which was offset by $54 million of loans that converted from a fixed rate to a variable rate. This resulted in a net conversion of $127 million from a variable rate to a fixed rate for the six months ended November 30, 2006. For the six months ended November 30, 2005, loans converting from a variable rate to a fixed rate totaled $1,299 million, which was offset by $4 million of loans that converted from a fixed rate to a variable rate. This resulted in a net conversion of $1,295 million from a variable rate to a fixed rate for the six months ended November 30, 2005.

The following chart summarizes loans and guarantees outstanding by segment at:

					Increase/
(Dollar amounts in millions)	November 30, 2006		May 31, 2006		(Decrease)
CFC:
Distribution	$12,951	67%	$12,929	67%	$22
Power supply	3,711	19%	3,733	19%	(22)
Statewide and associate	143	1%	158	1%	(15)
CFC Total	16,805	87%	16,820	87%	(15)
RTFC	2,017	10%	2,162	11%	(145)
NCSC	479	3%	458	2%	2
Total	$19,301	100%	$19,440	100%	$(139)

The following table summarizes the RTFC segment loans and guarantees outstanding:

					Increase/
(Dollar amounts in millions)	November 30, 2006		May 31, 2006		(Decrease)
Rural local exchange carriers	$1,721	85%	$1,815	84%	$(94)
Cable television providers	175	9%	179	8%	(4)
Long distance carriers	50	3%	89	5%	(39)
Fiber optic network providers	41	2%	41	2%	-
Competitive local exchange carriers	23	1%	28	1%	(5)
Wireless providers	3	-	5	-	(2)
Other	4	-	5	-	(1)
Total	$2,017	100%	$2,162	100%	$(145)

The Company's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At November 30, 2006 and May 31, 2006, loans outstanding to members in any one state or territory did not exceed 16% of total loans outstanding.

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

At November 30, 2006 and May 31, 2006, the total exposure outstanding to any one borrower or controlled group did not exceed 3% of total loans and guarantees outstanding. At November 30, 2006, the ten largest borrowers included five distribution systems, three power supply systems and two telecommunications system. At May 31, 2006, the ten largest borrowers included four distribution systems, five power supply systems and one telecommunications systems.

The following chart shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment at:

	November 30, 2006		May 31, 2006
(Dollar amounts in millions)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$3,258		$3,140
Guarantees	150		267
Total credit exposure to ten largest borrowers	$3,408	18%	$3,407	18%

Total by segment:
CFC	$2,719		$2,856
RTFC	689		488
NCSC	-		63
Total credit exposure to ten largest borrowers	$3,408	18%	$3,407	18%

Security Provisions

Except when providing lines of credit loans, the Company typically lends to its members on a senior secured basis. Long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. Guarantee reimbursement obligations are typically secured on parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, borrowers are also required to set rates designed to achieve certain financial ratios.

The following table summarizes the Company's unsecured credit exposure as a percentage of total exposure by type and by segment at:

	November 30, 2006		May 31, 2006
(Dollar amounts in millions)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$1,565		$1,554
Guarantees	203		144
Total unsecured credit exposure	$1,768	9%	$1,698	9%

Total by segment:
CFC	$1,428		$1,358
RTFC	252		241
NCSC	88		99
Total unsecured credit exposure	$1,768	9%	$1,698	9%

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria are met:
*	principal or interest payments on any loan to the borrower are past due 90 days or more,
*	as a result of court proceedings, repayment on the original terms is not anticipated, or
*	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, CFC typically places the loan on non-accrual status and reverses all accrued and unpaid interest back to the date of the last payment. The Company generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition. At November 30, 2006 and May 31, 2006, the Company had non-performing loans outstanding in the amount of $539 million and $578 million, respectively. All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At November 30, 2006 and May 31, 2006, non-performing loans include $489 million and $488 million, respectively, to Innovative Communication Corporation ("ICC"). All loans to ICC have been on non-accrual status since February 1, 2005. ICC has not made debt service payments to the Company since June 2005. RTFC is the primary secured lender to ICC.

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

On July 31, 2006, ICC's immediate parent, Emerging Communication, Inc. ("Emcom") and Emcom's parent, Innovative Communication Company LLC ("ICC-LLC") each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division, and Prosser, individually, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Virgin Islands. Prosser's case has been transferred to the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division. Each of the debtors is obligated to RTFC, for certain obligations of ICC, including court judgments. On September 25, 2006, ICC-LLC, Emcom and Prosser jointly filed a motion in the voluntary bankruptcy proceedings seeking court authority to assume the agreement under which each is obligated to satisfy the RTFC judgments. The debtors filed the motion in order to request a ruling that they could satisfy the RTFC judgments at a discount. On November 7, 2006, the bankruptcy court denied the motion without prejudice to refiling, finding that assumption of the agreement was impossible under the debtors' then-proposed cure provisions. The debtors continue to seek a sale or refinancing of their assets in an effort to satisfy their debts to RTFC.

On November 22, 2006, ICC-LLC, Emcom and Prosser each filed motions requesting a order preserving their respective exclusive rights to file a plan of reorganization. The Court granted an extension of exclusivity through January 12, 2007.

On December 1, 2006, RTFC filed a motion to lift the automatic stay in bankruptcy in the Emcom case, seeking permission to enforce RTFC's security interest in the common stock of ICC in partial satisfaction of its judgments. An evidentiary hearing was held on January 9, 2007 and the Court deferred its ruling until completion of evidentiary hearings on other motions, scheduled for January 19, 2007.

On December 19, 2006, the United States Trustee filed a motion to appoint Chapter 11 trustees for the bankruptcy estates of ICC-LLC and Emerging, asserting that the appointment of a trustee was in the "best interest of the creditors and other interest holders." An evidentiary hearing on the motion has been scheduled for January 19, 2007.

Also on December 19, 2006, the Greenlight Entities filed a motion to convert Prosser's individual bankruptcy case from Chapter 11 reorganization to Chapter 7 liquidation, which would require appointment of a Chapter 7 trustee for the bankruptcy estate. On December 19, 2006, RTFC filed a motion to convert and joinder in support of the Greenlight Entities' motion to convert Prosser's individual case to Chapter 7. An evidentiary hearing was held on January 9, 2007 and the Court deferred its ruling until completion of evidentiary hearings on other motions, scheduled for January 19, 2007.

For a more detailed description of the contingencies related to the non-performing loans outstanding to ICC, see Note 12 to the consolidated financial statements. Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at November 30, 2006.

Non-performing loans at November 30, 2006 and May 31, 2006 include a total of $50 million and $90 million, respectively, to VarTec Telecom, Inc. ("VarTec"). At November 30, 2006 and May 31, 2006, all loans to VarTec were on non-accrual status, resulting in the application of all payments received against principal.

Final proceeds from the closing of the Domestic Assets Sale were received in June 2006 totaling $40 million. On June 19, 2006, the Chapter 11 proceedings were converted to Chapter 7 proceedings and a Chapter 7 trustee was appointed for each of the estates.

RTFC will continue to pursue collection of claims from the estate during the bankruptcy proceeding.

The adversary proceeding filed by the Official Committee of Unsecured Creditors (the "UCC"), identified payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On November 14, 2006, the plaintiff supplemented its required disclosures and asserted alternative calculations of damages under its various legal theories, ranging from $32 million to $235 million. Trial, if necessary, on the merits of the remaining claims is currently scheduled for March 5, 2007. The trial date is subject to change.

At November 30, 2006, there was $9 million outstanding from RTFC to VarTec on the court approved debtor-in-possession loan ("DIP"). RTFC may consider providing the estate with further DIP funding to pursue the collection of various claims.

For a more detailed description of the contingencies related to the non-performing loans outstanding to VarTec, see Note 12 to the consolidated financial statements. Based on its analysis, the Company believes that it is adequately reserved for its exposure to VarTec at November 30, 2006.

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

At November 30, 2006 and May 31, 2006, restructured loans totaled $616 million and $630 million, respectively. A total of $557 million and $569 million of restructured loans were on non-accrual status with respect to the recognition of interest income at November 30, 2006 and May 31, 2006, respectively. At November 30, 2005, there were $581 million of restructured loans on non-accrual status.

At November 30, 2006 and May 31, 2006, the Company had $557 million and $569 million, respectively, of loans outstanding to Denton County Electric Cooperative, Inc. d/b/a CoServ Electric ("CoServ"). All CoServ loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at November 30, 2006 and May 31, 2006 represented 2.9% of the Company's total loans and guarantees outstanding. To date, CoServ has made all required payments under the restructured loan. Under the agreement, CoServ will be required to make quarterly payments to CFC through 2037.

For a more detailed description of the contingencies related to the loans outstanding to CoServ, see Note 12 to the consolidated financial statements. Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at November 30, 2006.

At November 30, 2006 and May 31, 2006, total restructured loans included a total of $52 million and $54 million, respectively in loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer"). Pioneer was current with respect to all debt service payments at November 30, 2006. All loans to Pioneer remain on accrual status with respect to the recognition of interest income. CFC is the principal creditor to Pioneer.

For a more detailed description of the contingencies related to the loans outstanding to Pioneer, see Note 12 to the consolidated financial statements. Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at November 30, 2006.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change. The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At November 30, 2006 and May 31, 2006, CFC had impaired loans totaling $1,148 million and $1,201 million, respectively. At November 30, 2006 and May 31, 2006, CFC had specifically reserved a total of $452 million and $447 million, respectively, to cover impaired loans.

The following chart presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

NON-PERFORMING AND RESTRUCTURED LOANS

(Dollar amounts in millions)	November 30, 2006	May 31, 2006
Non-performing loans	$539	$578
Percent of loans outstanding	2.97%	3.15%
Percent of loans and guarantees outstanding	2.79%	2.97%

Restructured loans	$616	$630
Percent of loans outstanding	3.39%	3.43%
Percent of loans and guarantees outstanding	3.19%	3.24%

Total non-performing and restructured loans	$1,155	$1,208
Percent of loans outstanding	6.36%	6.58%
Percent of loans and guarantees outstanding	5.98%	6.21%

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

Management makes recommendations to the board of directors of CFC regarding write-offs of loan balances. In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and the collateral securing the borrower's loans. Since inception in 1969, write-offs totaled $150 million and recoveries totaled $33 million for a net loss amount of $117 million. In the past five fiscal years and the first six months of fiscal year 2007, write-offs totaled $51 million and recoveries totaled $16 million for a net loan loss of $35 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below:

	For the six months ended and as of		For the year ended and as of
	November 30,	November 30,	May 31,
(Dollar amounts in millions)	2006	2005	2006
Beginning balance	$611	$590	$590
Provision for loan losses	-	4	23
Net (write-offs) recoveries	-	-	(2)
Ending balance	$611	$594	$611

Loan loss allowance by segment:
CFC	$610	$593	$610
NCSC	1	1	1
Total	$611	$594	$611

As a percentage of total loans outstanding	3.36%	3.27%	3.33%
As a percentage of total non-performing loans outstanding	113.36%	106.45%	105.71%
As a percentage of total restructured loans outstanding	99.19%	101.02%	96.98%

CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance. Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.

The Company's loan loss allowance at November 30, 2006 was consistent with the balance at May 31, 2006.

Liabilities, Minority Interest and Equity

Outstanding Debt
The following chart provides a breakout of debt outstanding:

(Dollar amounts in millions)	November 30, 2006	May 31, 2006	Increase/ (Decrease)
Short-term debt:
Commercial paper (1)	$3,391	$3,255	$136
Bank bid notes	100	100	-
Long-term debt with remaining maturities less than one year	1,473	1,594	(121)
Foreign currency valuation account	229	245	(16)
Subordinated deferrable debt with remaining maturities less than one year	-	150	(150)
Total short-term debt	5,193	5,344	(151)
Long-term debt:
Collateral trust bonds	3,648	3,847	(199)
Notes payable	2,568	2,575	(7)
Medium-term notes	4,181	4,220	(39)
Total long-term debt	10,397	10,642	(245)
Subordinated deferrable debt	486	486	-
Members' subordinated certificates:
Membership certificates	651	651	-
Loan certificates	651	641	10
Guarantee certificates	124	136	(12)
Total members' subordinated certificates	1,426	1,428	(2)

Total debt outstanding	$17,502	$17,900	$(398)

Percentage of fixed rate debt (2)	84%	83%
Percentage of variable rate debt (3)	16%	17%
Percentage of long-term debt	70%	70%
Percentage of short-term debt	30%	30%

(1) Includes $245 million and $267 million related to the daily liquidity fund at November 30, 2006 and May 31, 2006, respectively.
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

Total debt outstanding at November 30, 2006 decreased as compared to May 31, 2006 due primarily to decreases of $203 million to loans outstanding and $159 million to cash and cash equivalents. The decrease to loan volume reduces the amount of debt required to fund loans. During the six months ended November 30, 2006, CFC used cash to pay down short-term debt. Short-term debt decreased due to the redemption and maturity of long-term debt, offset by an increase in commercial paper at November 30, 2006. In June 2006, the Company redeemed the 7.625% subordinated deferrable debt securities due 2050 totaling $150 million. The Company redeemed these securities at par and recorded a charge of $5 million in interest expense for the unamortized issuance costs.

In December 2006, the Company issued $600 million of floating rate extendible collateral trust bonds. The bonds mature in 2008 unless extended by the holders, but no later than 2012.

At November 30, 2006 and May 31, 2006, the Company had a total of $662 million and $960 million, respectively, of foreign denominated debt. As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt for the current period is reported on the consolidated statements of operations as foreign currency adjustments. At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. At November 30, 2006 and May 31, 2006, the reported amount of foreign denominated debt includes a valuation adjustment of $229 million and $245 million, respectively due to changes in the value of the Euro and Australian dollar versus the U.S. dollar since the time the debt was issued.

Minority Interest

Minority interest on the consolidated balance sheets at November 30, 2006 and May 31, 2006 was $21 million and $22 million, respectively. During the six months ended November 30, 2006, the balance of minority interest decreased by $1 million of minority interest net loss.

Equity
The following chart provides a breakout of the equity balances:

(in millions)	November 30, 2006	May 31, 2006	Increase/ (Decrease)
Membership fees	$1	$1	$-
Education fund	1	1	-
Members' capital reserve	157	157	-
Allocated net income	302	386	(84)
Unallocated income	31	-	31
Total members' equity	492	545	(53)
Prior years cumulative derivative forward
value and foreign currency adjustments	230	229	1
Current period derivative forward value (1)	(107)	23	(130)
Current period foreign currency adjustments	(17)	(22)	5
Total retained equity	598	775	(177)
Accumulated other comprehensive income	13	13	-
Total equity	$611	$788	$(177)

(1) Represents the derivative forward value (loss) gain recorded by CFC for the period.

Applicants are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to one thousand dollars depending on the membership class. CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members. CFC maintains the current year net earnings as unallocated through the end of its fiscal year. At that time, CFC's board of directors allocates its net earnings to its members in the form of patronage capital and to board approved reserves. Currently, CFC has two such board approved reserves, the education fund and the members' capital reserve. CFC adjusts the net earnings it allocates to its members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52. CFC allocates a small portion, less than 1%, of adjusted net earnings annually to the education fund as required by cooperative law. Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state. The board of directors determines the amount of adjusted net earnings that is allocated to the members' capital reserve, if any. The members' capital reserve represents earnings that are held by CFC to increase equity retention. The earnings held in the members' capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by CFC's board of directors. All remaining adjusted net earnings is allocated to CFC's members in the form of patronage capital. CFC bases the amount of adjusted net earnings allocated to each member on the members' patronage of the CFC lending programs in the year that the adjusted net earnings was earned. There is no impact on CFC's total equity as a result of allocating earnings to members in the form of patronage capital or to board approved reserves. CFC annually retires a portion of the patronage capital allocated to members in prior years. CFC's total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board approved reserves.

At November 30, 2006, equity decreased $177 million from May 31, 2006 due to the retirement of $84 million of CFC patronage capital to its members and the net loss of $92 million for the six months ended November 30, 2006.

Contractual Obligations
The following table summarizes the long-term contractual obligations at November 30, 2006 and the scheduled reductions by fiscal year.

(in millions)						More than 5
Instrument	2007	2008	2009	2010	2011	Years	Total
Long-term debt due in less than one year	$1,359	$343	$-	$-	$-	$-	$1,702
Long-term debt	-	1,856	1,041	1,494	520	5,486	10,397
Subordinated deferrable debt	-	-	-	-	-	486	486
Members' subordinated certificates (1)	5	11	19	5	18	1,059	1,117
Operating leases (2)	2	3	1	-	-	-	6
Contractual interest on long-term debt (3)	342	619	526	449	409	4,740	7,085
Total contractual obligations	$1,708	$2,832	$1,587	$1,948	$947	$11,771	$20,793

(1) Excludes loan subordinated certificates totaling $309 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $27 million. In fiscal year 2006, amortization represented 8% of amortizing loan subordinated certificates outstanding.

(2) Represents the payment obligation related to the Company's three-year lease of office space for its headquarters facility.
(3) Represents the interest obligation on the Company's debt based on terms and conditions at November 30, 2006.

Off-Balance Sheet Obligations
Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment:

	November 30,	May 31,	Increase/
(in millions)	2006	2006	(Decrease)
Total by type:
Long-term tax-exempt bonds	$588	$608	$(20)
Indemnifications of tax benefit transfers	117	124	(7)
Letters of credit	364	272	92
Other guarantees	74	75	(1)
Total	$1,143	$1,079	$64

Total by segment:
CFC	$1,066	$1,025	$41
NCSC	77	54	23
Total	$1,143	$1,079	$64

The increase in total guarantees outstanding at November 30, 2006 compared to May 31, 2006 is due to the $78 million increase to letters of credit to distribution systems and the $23 million increase to letters of credit to NCSC borrowers offset by normal amortization on long-term tax-exempt bonds and tax benefit transfers.

At November 30, 2006 and May 31, 2006, the Company had recorded a guarantee liability totaling $19 million and $17 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations.

The following table summarizes the off-balance sheet obligations at November 30, 2006 and the related principal amortization and maturities by fiscal year.

(in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2007	2008	2009	2010	2011	Years
Guarantees (1)	$1,143	$120	$157	$93	$165	$156	$452

(1) On a total of $556 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or put for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments

At November 30, 2006, the Company had unadvanced loan commitments totaling $13,091 million, an increase of $311 million compared to the balance of $12,780 million at May 31, 2006. Unadvanced commitments are loans for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, it does not anticipate funding most of these commitments. Approximately 52% of the outstanding commitments at November 30, 2006 and May 31, 2006 were for short-term or line of credit loans. Substantially all above mentioned credit commitments contain material adverse change clauses, thus for a borrower to qualify for the advance of funds, the Company must be satisfied that there has been no material change since the loan was approved.

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

Ratio Analysis
Leverage Ratio

The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at November 30, 2006 was 31.36, an increase from 24.68 at May 31, 2006. The increase in the leverage ratio is due to a decrease of $177 million in total equity and an increase of $64 million in guarantees offset by a decrease of $363 million to total liabilities as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Financial Condition".

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At November 30, 2006 and May 31, 2006, the adjusted leverage ratio was 6.86 and 6.38, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The increase in the adjusted leverage ratio is due to a decrease in adjusted equity of $206 million and an increase of $64 million in guarantees offset by a decrease of $208 million in adjusted liabilities. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

In addition to the adjustments made to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio

The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt to equity ratio, based on this formula at November 30, 2006 was 29.49, an increase from 23.31 at May 31, 2006. The increase in the debt to equity ratio is due to the decrease of $177 million to total equity offset by the decrease of $363 million to total liabilities as discussed under the Liabilities, Minority Interest and Equity section of "Financial Condition".

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At November 30, 2006 and May 31, 2006, the adjusted debt to equity ratio was 6.39 and 5.97, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.

Credit Ratings

The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings. The following table presents the Company's credit ratings at November 30, 2006.

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

Sources of Liquidity
Capital Market Debt Issuance

At November 30, 2006, the Company had effective registration statements covering $1,075 million of collateral trust bonds, $3,836 million of medium-term notes and $165 million of subordinated deferrable debt. The Company has Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market of which $1 billion and $3.6 billion, respectively, was remaining at November 30, 2006. The Company has Board authorization to issue $1.6 billion of medium-term notes in the Australian market of which $1.6 billion was remaining at November 30, 2006. In addition, the Company has a commercial paper program under which it sells commercial paper to investors in the capital markets. The amount of commercial paper that can be sold is limited to the amount of backup liquidity available under the Company's revolving credit agreement.

Private Debt Issuance

The Company made use of two sources of private debt issuance during fiscal year 2006. In July 2005, the Company issued $500 million of notes to Farmer Mac due in 2008 and secured such issuance with the pledge of loans to distribution systems as collateral. The Company is also authorized to borrow up to $2.5 billion under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program. At November 30, 2006, the Company had a total of $2 billion of funding outstanding as part of the REDLG program.

Member Loan Repayments

Scheduled repayments on long-term loans are expected to average $807 million a year for fiscal years 2007 to 2011. There has been significant prepayment activity over the past two fiscal years in the telecommunications loan programs. It is not anticipated that there will be significant loan prepayments over the next few years.

Member Loan Interest Payments

During the six months ended November 30, 2006, interest income on the loan portfolio was $510 million, representing an average yield of 5.56% as compared to 5.14% for the six months ended November 30, 2005. At November 30, 2006, 81% of the total loans outstanding had a fixed rate of interest and 19% of loans outstanding had a variable rate of interest. At November 30, 2006, a total of 6% of loans outstanding were on a non-accrual basis with respect to the recognition of interest income.

Bank Revolving Credit Facility
The following is a summary of the Company's revolving credit agreements:

(Dollar amounts in millions)	November 30, 2006	May 31, 2006	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,025	$1,025	March 21, 2007	0.05 of 1%

Five-year agreement	1,025	1,025	March 22, 2011	0.06 of 1%

Five-year agreement	1,975	1,975	March 23, 2010	0.09 of 1%

Total	$4,025	$4,025

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

Up-front fees of between 0.05 and 0.13 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at November 30, 2006, totaling in aggregate $3 million, which will be amortized on a straight-line basis over the life of the agreements. No upfront fees were paid to the banks for their commitment to the 364-day facility. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance. The utilization fees are 0.05 of 1% for the five-year agreement terminating on March 22, 2011 and the 364-day agreement terminating on March 21, 2007 and 0.10 of 1% for the five-year agreement terminating on March 23, 2010 outstanding at November 30, 2006.

Effective November 30, 2006 and May 31, 2006, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

For the purpose of calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net income, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133 and 52. The adjusted TIER, as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements, plus minority interest net income, plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements. In addition to the non-cash adjustments related to SFAS 133 and 52, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest. Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest. Senior debt includes guarantees; however, it excludes:

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the six months ended November 30, 2006 and at or for the year ended May 31, 2006:

		November 30,	May 31,
	Requirement	2006	2006

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.10	1.11

Minimum adjusted TIER at fiscal year end (1)	1.05	1.11	1.11

Maximum ratio of senior debt to total equity	10.00	6.75	6.26

(1) The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Member Investments
At November 30, 2006 and May 31, 2006 members funded 20.3% and 19.2%, respectively, of total assets as follows:

	November 30, 2006		May 31, 2006		Increase/
(Dollar amounts in millions)	Amount	% of Total (1)	Amount	% of Total (1)	Decrease
Commercial paper (2)	$1,624	48%	$1,451	45%	$173
Medium-term notes	249	4%	255	4%	(6)
Members' subordinated certificates	1,426	100%	1,428	100%	(2)
Members' equity (3)	492	100%	545	100%	(53)
Total	$3,791		$3,679		$112
Percentage of total assets	20.3%		19.2%
Percentage of total assets less derivative assets (3)	20.8%		19.8%

(1) Represents the percentage of each line item outstanding to CFC members.
(2) Includes $245 million and $267 million related to the daily liquidity fund at November 30, 2006 and May 31, 2006, respectively.
(3) See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

Uses of Liquidity
Loan Advances

Loan advances arise from new loans approved to members and from the unadvanced portion of loans that were approved prior to November 30, 2006. At November 30, 2006, the Company had unadvanced loan commitments totaling $13,091 million. The Company does not expect to advance the full amount of the unadvanced commitments at November 30, 2006. Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations. Approximately 52% of the outstanding commitments at November 30, 2006 were for short-term or line of credit loans. The Company anticipates that over the next twelve months, loan advances will be approximately equal to the scheduled loan repayments.

Interest Expense on Debt

For the six months ended November 30, 2006, interest expense on debt was $479 million, representing 5.22% of the average loan volume for which the debt was used as funding. The interest expense on debt represented 4.99% of the average loan volume for which the debt was used as funding for the six months ended November 30, 2005. At November 30, 2006, a total of 84% of outstanding debt had a fixed interest rate and 16% of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt

The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following November 30, 2006 and thereafter is as follows:

Amount
(Dollar amounts in millions)	Maturing (1)
2007	$1,364
2008	2,210
2009	1,060
2010	1,499
2011	538
Thereafter	7,031
Total	$13,702

(1)

Excludes loan subordinated certificates totaling $309 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $27 million. In fiscal year 2006, amortization represented 8% of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements

The Company has made retirements of its allocated patronage capital in 26 of the last 27 years. In July 2006, the CFC board of directors approved the allocation of a total of $102 million from fiscal year 2006 net earnings and the members' capital reserve to the CFC members. In August and September 2006, CFC retired $84 million of patronage capital to its members as retirement of 70% of the amount allocated for fiscal year 2006 and 1/9th of the amount allocated for fiscal years 1991, 1992 and 1993.

Market Risk

The Company's primary market risks are interest rate risk and liquidity risk. The Company is also exposed to counterparty risk as a result of entering into interest rate, cross currency and cross currency interest rate exchange agreements.

Interest Rate Risk

The Company's primary interest rate risk exposure is related to the funding of the fixed rate loan portfolio. The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have 15 to 35 year maturities. Borrowers may select fixed interest rates for periods of one year through the life of the loan. The Company mitigates interest rate risk through the use of derivatives and a funding policy that matches fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year. The interest rate risk is deemed minimal on variable rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans. At November 30, 2006 and May 31, 2006, 19% and 20%, respectively of loans carried variable interest rates.

Matched Funding Policy

To monitor interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis (see chart on page 55). It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At November 30, 2006, the Company had $14,531 million of fixed rate assets amortizing or repricing, funded by $12,736 million of fixed rate liabilities maturing during the next 30 years and $1,918 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $123 million, or 0.66% of total assets and 0.68% of total assets excluding derivative assets, represents the fixed rate debt and equity maturing during the next 30 years in excess of the fixed rate assets. Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans. The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans. Variable rate assets which reprice monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes. The interest rate associated with the assets and debt maturing or members' equity and members' certificates is used to calculate an adjusted TIER for each year and for the portfolio as a whole. The schedule allows the Company to analyze the impact on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to TIER.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at November 30, 2006.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of November 30, 2006

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$1,364	$3,210	$2,455	$3,860	$2,593	$1,049	$14,531
Total assets	$1,364	$3,210	$2,455	$3,860	$2,593	$1,049	$14,531

Liabilities and members' equity:
Long-term debt	$1,800	$2,889	$2,630	$4,010	$1,053	$354	$12,736
Subordinated certificates	17	76	56	105	726	315	1,295
Members' equity (1)	-	28	25	113	77	380	623
Total liabilities and members' equity	$1,817	$2,993	$2,711	$4,228	$1,856	$1,049	$14,654

Gap (2)	$(453)	$217	$(256)	$(368)	$737	$-	$(123)
Cumulative gap	$(453)	$(236)	$(492)	$(860)	$(123)	$(123)
Cumulative gap as a % of total assets	(2.43)%	(1.27)%	(2.64)%	(4.61)%	(0.66)%	(0.66)%
Cumulative gap as a % of adjusted total assets (3)	(2.49)%	(1.30)%	(2.71)%	(4.73)%	(0.68)%	(0.68)%

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

Use of Derivatives

At November 30, 2006 and May 31, 2006, the Company was a party to interest rate exchange agreements with a total notional amount of $12,564 million and $12,536 million, respectively. The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk. The Company will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically change the interest rate from a variable rate to a fixed rate on $7,378 million as of November 30, 2006 and $7,350 million as of May 31, 2006 of debt used to fund long-term fixed rate loans. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $5,186 million of long-term debt as of November 30, 2006 and May 31, 2006. The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

Subsequent to the end of the quarter, in December 2006, the Company unwound two $500 million pay variable and receive fixed interest rate exchange agreements. The Company unwound these interest rate exchange agreements in an effort to reduce the total number of swap positions and total notional size of the swap portfolio, reduce the number of swaps using the 30-day composite commercial paper index floating leg and reduce the number of offsetting positions in the swap portfolio. At November 30, 2006, CFC had recorded an asset of $32 million representing the fair value of the $1 billion of interest rate exchange agreements that were terminated in December 2006. As a result of the termination of these agreements, CFC will receive a payment from the counterparties representing their fair value on the date of termination. As a result of the termination, CFC will also reverse the previously recorded derivative asset. The cash payment will be recorded as an increase to cash settlements and the reversal of the derivative asset will be a reduction to the derivative forward value resulting in no significant impact on net income for the period.

As of November 30, 2006 and May 31, 2006, the Company was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $434 million and $716 million, respectively, related to medium-term notes denominated in foreign currencies. Cross currency and cross currency interest rate exchange agreements with a total notional amount of $434 million at November 30, 2006 and May 31, 2006 in which the Company receives Euros and pays U.S. dollars, and $282 million at May 31, 2006 in which the Company receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, all cross currency interest rate exchange agreements outstanding at November 30, 2006 and May 31, 2006 synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

Counterparty Risk

The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings. To date, the Company has not experienced a failure of a counterparty to perform as required under any of these agreements. At the time counterparties are selected to participate in the exchange agreements, the counterparty must be a participant in one of the Company's revolving credit agreements. At November 30, 2006, the Company's interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor's Corporation. See "Use of Derivatives" for the total notional amount of exchange agreements outstanding at November 30, 2006.

Foreign Currency Risk

The Company may issue commercial paper, medium-term notes or bonds denominated in foreign currencies. At November 30, 2006 and May 31, 2006, the Company had a total of $434 million of medium-term notes denominated in Euros. At May 31, 2006, CFC had $282 million of medium-term notes denominated in Australian dollars. The Company's foreign currency valuation account, which represents the change in the foreign exchange rate from the date of issuance to the reporting date, increased the debt balance by $229 million and $245 million at November 30, 2006 and May 31, 2006, respectively. The change in the value of the foreign denominated debt is reported in the consolidated statements of operations as foreign currency adjustments. See "Use of Derivatives" for actions the Company takes to mitigate foreign currency risk.

Rating Triggers

The Company has certain interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. At November 30, 2006, there are rating triggers associated with $9,900 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,123 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $8,777 million.

At November 30, 2006, the Company 's exchange agreements subject to rating triggers had a derivative fair value of $27 million, comprised of $33 million that would be due to the Company and $6 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $188 million, comprised of $254 million that would be due to the Company and $66 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated. See chart on page 51 for CFC's senior unsecured credit ratings as of November 30, 2006.

Liquidity Risk

The Company faces liquidity risk in the funding of its loan portfolio. The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are generally required to be paid down annually. On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity. At November 30, 2006, the Company has a total of $1,702 million of long-term debt maturing during the next twelve months. The Company funds the loan portfolio with a variety of debt instruments and its members' equity. The Company typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include the Company maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At November 30, 2006 and May 31, 2006, the Company had a total of $4,025 million in revolving credit agreements and bank lines of credit. In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At November 30, 2006 and May 31, 2006, there was a total of $1,725 million and $1,758 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 10% of the Company's total debt outstanding.

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

Adjustments to Net Income and the Calculation of the TIER Ratio

The following chart provides a reconciliation between interest expense, net interest income, income prior to income taxes and minority interest, and net income and these financial measures adjusted to exclude the impact of derivatives and foreign currency adjustments and to include minority interest in net income. Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended May 31, 2006 for an explanation of why these adjustments to net income and the calculation of the TIER ratio reflect management's perspective on the Company's operations and why the Company believes these are useful financial measures for investors.

	Three months ended		Six months ended
	November 30,		November 30,
(in thousands)	2006	2005	2006	2005

Interest expense	$(245,261)	$(236,093)	$(497,716)	$(471,370)
Adjusted to include: Derivative cash settlements	13,163	16,816	24,869	37,016
Adjusted interest expense	$(232,098)	$(219,277)	$(472,847)	$(434,354)

Net interest income	$14,983	$7,233	$27,217	$21,833
Adjusted to include: Derivative cash settlements	13,163	16,816	24,869	37,016
Adjusted net interest income	$28,146	$24,049	$52,086	$58,849

(Loss) income prior to income taxes and minority interest	$(52,834)	$68,366	$(94,036)	$64,354
Adjusted to exclude: Derivative forward value	49,080	15,716	109,534	50,605
Foreign currency adjustments	20,620	(35,739)	17,299	(34,479)
Adjusted income prior to income taxes and minority interest	$16,866	$48,343	$32,797	$80,480

Net (loss) income	$(52,036)	$63,729	$(92,158)	$58,412
Adjusted to include: Minority interest net income	(312)	3,107	(678)	4,213
Adjusted to exclude: Derivative forward value	49,080	15,716	109,534	50,605
Foreign currency adjustments	20,620	(35,739)	17,299	(34,479)
Adjusted net income	$17,352	$46,813	$33,997	$78,751

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following chart provides the calculations for TIER and adjusted TIER.

	Three months ended		Six months ended
	November 30,		November 30,
	2006	2005	2006	2005
TIER (1)	-	1.27	-	1.12
Adjusted TIER	1.07	1.21	1.07	1.18

(1) For the three and six months ended November 30, 2006, the Company reported a net loss of $52 million and $92 million, respectively, thus the TIER calculation for those periods results in a value below 1.00.

Adjustments to the Calculation of Leverage and Debt to Equity Ratios

The following chart provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures adjusted to exclude the non-cash impacts of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, to subtract from total liabilities, and add to total equity, debt with equity characteristics and to include minority interest as equity. Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended May 31, 2006 for an explanation of why these adjustments to the calculation of leverage and debt to equity ratios reflect management's perspective on the Company's operations and why the Company believes these are useful financial measures for investors.

(in thousands)	November 30, 2006	May 31, 2006
Liabilities	$18,006,436	$18,369,751
Less:
Derivative liabilities	(101,737)	(85,198)
Foreign currency valuation account	(228,700)	(244,955)
Debt used to fund loans guaranteed by RUS	(257,752)	(261,330)
Subordinated deferrable debt	(486,440)	(636,440)
Subordinated certificates	(1,426,081)	(1,427,960)
Adjusted liabilities	$15,505,726	$15,713,868

Total equity	$610,588	$787,976
Less:
Prior years cumulative derivative forward value and
foreign currency adjustments	(229,417)	(229,049)
Current period derivative forward value (1)	106,333	(22,962)
Current period foreign currency adjustments	17,299	22,594
Accumulated other comprehensive income	(12,706)	(13,208)
Subtotal members' equity	492,097	545,351
Plus:
Subordinated certificates	1,426,081	1,427,960
Subordinated deferrable debt	486,440	636,440
Minority interest	21,322	21,894
Adjusted equity	$2,425,940	$2,631,645

Guarantees	$1,143,325	$1,078,980

(1) Represents the derivative forward value loss (gain) recorded by CFC for the period.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and adjusted debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following chart provides the calculated ratios for leverage and debt to equity, as well as the adjusted ratio calculations. The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

November 30, 2006	May 31, 2006
Leverage ratio	31.36	24.68
Adjusted leverage ratio	6.86	6.38

Debt to equity ratio	29.49	23.31
Adjusted debt to equity ratio	6.39	5.97

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 54.

Item 4.	Evaluation of Disclosure Controls and Procedures

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

Refer to Part I, Item 1A. Risk Factors in the Company's Form 10-K for the year ended May 31, 2006 for information regarding factors that could affect the Company's results of operations, financial condition and liquidity. There have been no changes to the Company's risk factors during the quarter ended November 30, 2006.

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

January 12, 2007

