Form 10-Q
period 2007-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2007-04-12
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2007

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

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

A S S E T S

	February 28, 2007	May 31, 2006

Cash and cash equivalents	$754,022	$260,338

Loans to members	17,828,588	18,360,905
Less: Allowance for loan losses	(611,366)	(611,443)
Loans to members, net	17,217,222	17,749,462

Accrued interest and other receivables	326,447	313,796

Fixed assets, net	4,883	6,146

Debt service reserve funds	80,159	80,159

Bond issuance costs, net	42,083	51,064

Foreclosed assets	65,458	120,889

Derivative assets	430,715	579,237

Other assets	20,055	18,530

	$18,941,044	$19,179,621

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S A N D E Q U I T Y

	February 28, 2007	May 31, 2006

Short-term debt	$5,638,232	$5,343,824

Accrued interest payable	370,991	299,391

Long-term debt	10,187,425	10,642,028

Deferred income	29,758	40,086

Guarantee liability	18,677	16,750

Other liabilities	23,254	28,074

Derivative liabilities	80,978	85,198

Subordinated deferrable debt	486,440	486,440

Members' subordinated certificates:
Membership subordinated certificates	649,424	650,799
Loan and guarantee subordinated certificates	774,995	777,161
Total members' subordinated certificates	1,424,419	1,427,960

Commitments and contingencies

Minority interest	18,401	21,894

Equity:
Retained equity	650,014	774,768
Accumulated other comprehensive income	12,455	13,208
Total equity	662,469	787,976

	$18,941,044	$19,179,621

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

For the Three and Nine Months Ended February 28, 2007 and 2006

	Three months ended		Nine months ended
	February 28,		February 28,
	2007	2006	2007	2006

Interest income	$264,873	$253,659	$789,806	$746,862
Interest expense	(243,969)	(240,198)	(741,685)	(711,568)

Net interest income	20,904	13,461	48,121	35,294

Provision for loan losses	-	(19,566)	-	(23,452)

Net interest income (expense) after provision for loan losses	20,904	(6,105)	48,121	11,842

Non-interest income:
Rental and other income	417	444	1,042	1,919
Derivative cash settlements	40,970	14,906	65,839	51,922
Results of operations of foreclosed assets	1,896	3,084	7,887	11,654
Gain on sale of building and land	-	5,946	-	43,686

Total non-interest income	43,283	24,380	74,768	109,181

Non-interest expense:
Salaries and employee benefits	(8,461)	(7,964)	(25,222)	(23,800)
Other general and administrative expenses	(3,177)	(4,581)	(11,921)	(13,613)
Provision for guarantee liability	-	(4,000)	(400)	(1,400)
Derivative forward value	(583)	(14,344)	(110,117)	(64,949)
Foreign currency adjustments	1,886	(8,122)	(15,413)	26,357
Loss on sale of loans	(1,550)	-	(1,550)	-

Total non-interest expense	(11,885)	(39,011)	(164,623)	(77,405)

Income (loss) prior to income taxes and minority interest	52,302	(20,736)	(41,734)	43,618

Income taxes	(627)	(319)	573	(2,048)

Income (loss) prior to minority interest	51,675	(21,055)	(41,161)	41,570

Minority interest	566	(864)	1,244	(5,077)

Net income (loss)	$52,241	$(21,919)	$(39,917)	$36,493

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the Nine Months Ended February 28, 2007 and 2006

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Net Income	Fund	Reserve	Fund	Other

Nine months ended February 28, 2007:
Balance as of May 31, 2006	$787,976	$13,208	$774,768	$994	$229,417	$1,281	$156,844	$497	$385,735
Patronage capital retirement	(84,247)	-	(84,247)	-	-	-	-	-	(84,247)
Loss prior to income taxes and
minority interest	(41,734)	-	(41,734)	-	(41,734)	-	-	-	-
Accumulated other
comprehensive loss	(753)	(753)	-	-	-	-	-	-	-
Income taxes	573	-	573	-	573	-	-	-	-
Minority interest	1,244	-	1,244	-	1,244	-	-	-	-
Other	(590)	-	(590)	(1)	-	(589)	-	-	-
Balance as of February 28, 2007	$662,469	$12,455	$650,014	$993	$189,500	$692	$156,844	$497	$301,488

Nine months ended February 28, 2006:
Balance as of May 31, 2005	$768,761	$16,129	$752,632	$993	$229,049	$1,200	$164,067	$497	$356,826
Patronage capital retirement	(72,912)	-	(72,912)	-	-	-	-	-	(72,912)
Income prior to income taxes and
minority interest	43,618	-	43,618	-	43,618	-	-	-	-
Accumulated other
comprehensive loss	(2,849)	(2,849)	-	-	-	-	-	-	-
Income taxes	(2,048)	-	(2,048)	-	(2,048)	-	-	-	-
Minority interest	(5,077)	-	(5,077)	-	(5,077)	-	-	-	-
Other	(509)	-	(509)	1	-	(510)	(30)	-	30
Balance as of February 28, 2006	$728,984	$13,280	$715,704	$994	$265,542	$690	$164,037	$497	$283,944

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Nine Months Ended February 28, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(39,917)	$36,493
Add (deduct):
Amortization of deferred income	(10,377)	(10,284)
Amortization of bond issuance costs and deferred charges	14,096	9,224
Depreciation	1,643	1,618
Provision for loan losses	-	23,452
Provision for guarantee liability	400	1,400
Results of operations of foreclosed assets	(7,887)	(11,654)
Derivative forward value	110,117	64,949
Foreign currency adjustments	15,413	(26,357)
Gain on sale of building and land	-	(43,686)
Loss on sale of loans	1,550	-
Changes in operating assets and liabilities:
Accrued interest and other receivables	(15,395)	(61,455)
Accrued interest payable	71,600	128,887
Other	(8,871)	(14,203)

Net cash provided by operating activities	132,372	98,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(5,245,383)	(4,390,963)
Principal collected on loans	5,411,973	4,897,667
Net investment in fixed assets	(380)	(4,589)
Net cash provided by foreclosed assets	62,831	1,339
Net proceeds from sale of foreclosed assets	487	29,108
Net proceeds from sale of building and land	-	83,428
Net proceeds from sale of loans	364,100	-

Net cash provided by investing activities	593,628	615,990

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term debt, net	(266,334)	(824,516)
Proceeds from issuance of long-term debt, net	863,808	1,715,957
Payments for retirement of long-term debt	(592,485)	(1,685,914)
Payments for retirement of subordinated deferrable debt	(150,000)	(48,560)
Proceeds from issuance of members' subordinated certificates	27,089	44,611
Payments for retirement of members' subordinated certificates	(27,886)	(79,374)
Payments for retirement of CFC patronage capital	(74,094)	(57,328)
Payments for retirement of RTFC patronage capital	(12,414)	(15,712)

Net cash used in financing activities	(232,316)	(950,836)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	493,684	(236,462)
BEGINNING CASH AND CASH EQUIVALENTS	260,338	418,514
ENDING CASH AND CASH EQUIVALENTS	$754,022	$182,052

See accompanying notes.

6

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Nine Months Ended February 28, 2007 and 2006

	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$655,989	$558,346
Non-cash financing and investing activities:
Patronage capital applied against loan balances	$-	$1,829
Minority interest patronage capital applied against loan balances	-	1,689

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

The Company's consolidated membership was 1,543 as of February 28, 2007 including 898 utility members, the majority of which are consumer-owned electric cooperatives, 513 telecommunications members, 66 service members and 66 associates in 49 states, the District of Columbia and two U.S. territories. The utility members included 829 distribution systems and 69 generation and transmission ("power supply") systems. Memberships among CFC, RTFC and NCSC have been eliminated in consolidation. All references to members within this document include members and associates.

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

(b) Principles of Consolidation

The accompanying financial statements include the consolidated accounts of CFC, RTFC and NCSC and certain entities controlled by CFC and created to hold foreclosed assets and effect loan securitization transactions, after elimination of all material intercompany accounts and transactions. Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, requires CFC to consolidate the financial results of RTFC and NCSC. CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

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

CFC is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party. NCSC funds its programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee. Under a guarantee agreement, NCSC pays CFC a fee in exchange for which CFC reimburses NCSC for loan losses, excluding losses in the consumer loan program. Effective January 1, 2007, all loans that require NCSC board approval also require CFC approval. CFC does not elect directors to the NCSC board. NCSC is a service organization member of CFC.

RTFC and NCSC creditors have no recourse against CFC in the event of default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC and RTFC obligations to a third party. At February 28, 2007, CFC had guaranteed $159 million of NCSC obligations to third parties. These guarantees are not included in Note 12 at February 28, 2007 as the obligations that CFC had guaranteed is reported on the consolidated balance sheet of the Company. At February 28, 2007, CFC had no guarantees of RTFC obligations to third party creditors. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At February 28, 2007, RTFC had total assets of $2,151 million including loans outstanding to members of $1,930 million and NCSC had total assets of $374 million including loans outstanding of $343 million. At February 28, 2007 and May 31, 2006, CFC had committed to lend RTFC up to $4 billion and $10 billion, respectively, of which $1,936 million was outstanding at February 28, 2007. CFC's commitment to RTFC was reduced from $10 billion to $4 billion effective December 1, 2006. As of February 28, 2007 and May 31, 2006, CFC had committed to provide credit to NCSC of up to $1 billion. At February 28, 2007, CFC had provided a total of $364 million of credit to NCSC, representing $205 million of outstanding loans and $159 million of credit enhancements.

CFC established limited liability corporations and partnerships to hold foreclosed assets and effect loan securitization transactions. CFC has full ownership and control of all such companies and thus consolidates their financial results. CFC presents the companies formed to hold foreclosed assets in one line on the consolidated balance sheets and the consolidated statements of operations. A full consolidation is presented for the companies formed to effect loan securitization transactions.

Unless stated otherwise, references to the Company relate to the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC and created to hold foreclosed assets and effect loan securitization transactions.

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

Activity in the loan loss allowance account is summarized below:

	For the nine months ended February 28,		Year ended
(in thousands)	2007	2006	May 31, 2006
Balance at beginning of period	$611,443	$589,749	$589,749
Provision for loan losses	-	23,452	23,240
Write-offs	(397)	(653)	(2,197)
Recoveries	320	503	651
Balance at end of period	$611,366	$613,051	$611,443

(d)	Interest Income

Interest income includes the following:

	For the three months ended February 28,		For the nine months ended February 28,
(in thousands)	2007	2006	2007	2006
Interest on long-term fixed rate loans (1)	$208,262	$196,112	$619,889	$557,217
Interest on long-term variable rate loans (1)	28,028	32,874	90,199	121,291
Interest on short-term loans (1)	17,761	15,641	53,691	40,557
Interest on investments (2)	2,626	3,161	6,075	7,596
Conversion fees (3)	2,412	3,045	7,366	10,284
Make-whole and prepayment fees (4)	3,368	1,017	4,193	4,703
Commitment and guarantee fees (5)	1,658	1,474	7,127	4,813
Other fees (6)	758	335	1,266	401
Total interest income	$264,873	$253,659	$789,806	$746,862

(1) Represents interest income on loans to members
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
(6) Other fees include late payment fees charged on late loan payments and recognized when collected and other fees associated with syndication of loans that are deferred and amortized using the straight-line method. Additionally, other fees include the amortization of loan origination costs that are deferred and recognized over the life of the facility as an addition to interest income using the straight-line method which approximates the interest method.

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $27 million and $37 million at February 28, 2007 and May 31, 2006, respectively.

(e) Interest Expense

Interest expense includes the following:

	For the three months ended February 28,		For the nine months ended February 28,
(in thousands)	2007	2006	2007	2006
Interest expense - commercial paper and bid notes (1)	$38,758	$32,754	$134,760	$89,341
Interest expense - medium-term notes (1)	90,404	99,031	271,699	301,916
Interest expense - collateral trust bonds (1)	56,069	68,675	156,629	208,768
Interest expense - subordinated deferrable debt (1)	8,153	11,066	24,936	34,545
Interest expense - subordinated certificates (1)	11,755	11,540	35,671	34,952
Interest expense - long-term private debt (1)	29,180	12,255	89,484	25,359
Debt issuance costs (2)	5,230	705	14,139	5,328
Derivative cash settlements, net (3)	-	816	-	3,227
Commitment and guarantee fees (4)	3,967	2,776	11,981	6,351
Other fees	453	580	2,386	1,781
Total interest expense	$243,969	$240,198	$741,685	$711,568

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

(f) Comprehensive Income

Comprehensive income includes the Company's net income, as well as other comprehensive income related to derivatives. Comprehensive income is calculated as follows:

	For the three months ended February 28,		For the nine months ended February 28,
(in thousands)	2007	2006	2007	2006
Net income (loss)	$52,241	$(21,919)	$(39,917)	$36,493
Other comprehensive income:
Unrealized loss on derivatives	-	(1,714)	-	(3,147)
Reclassification adjustment for
realized (gain) loss on derivatives	(251)	39	(753)	298
Comprehensive income (loss)	$51,990	$(23,594)	$(40,670)	$33,644

(g)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

(2)	Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan program and by segment are summarized as follows:

	February 28, 2007		May 31, 2006
	Loans	Unadvanced (1)	Loans	Unadvanced (1)
(in thousands)	outstanding	commitments	outstanding	commitments
Total by loan program (2):
Long-term fixed rate loans	$14,395,532	$-	$14,546,850	$-
Long-term variable rate loans	2,091,346	6,035,952	2,524,722	6,146,618
Loans guaranteed by RUS	256,818	491	261,330	591
Short-term loans	1,084,892	7,067,022	1,028,003	6,632,704
Total loans	17,828,588	13,103,465	18,360,905	12,779,913
Less: Allowance for loan losses	(611,366)	-	(611,443)	-
Net loans	$17,217,222	$13,103,465	$17,749,462	$12,779,913

Total by segment:
CFC:
Distribution	$12,632,201	$9,132,155	$12,859,076	$8,905,434
Power supply	2,814,348	2,870,738	2,810,663	2,635,502
Statewide and associate	109,841	138,909	124,633	110,839
CFC Total	15,556,390	12,141,802	15,794,372	11,651,775
RTFC	1,929,552	550,412	2,162,464	550,990
NCSC	342,646	411,251	404,069	577,148
Total	$17,828,588	$13,103,465	$18,360,905	$12,779,913

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

The following table summarizes non-performing and restructured loans outstanding and unadvanced commitments to those borrowers by segment and by loan program:

	February 28, 2007		May 31, 2006
	Loans	Unadvanced (1)	Loans	Unadvanced (1)
(in thousands)	outstanding	commitments	outstanding	commitments
Non-performing loans:
RTFC:
Long-term fixed rate loans	$212,984	$-	$212,984	$-
Long-term variable rate loans	273,838	-	314,987	-
Short-term loans	54,688	284	49,817	296
Total RTFC loans	541,510	284	577,788	296
NCSC:
Long-term fixed rate loans	-	-	81	-
Total non-performing loans	$541,510	$284	$577,869	$296

Restructured loans:
CFC:
Long-term fixed rate loans	$52,420	$-	$51,670	$-
Long-term variable rate loans	550,808	182,592	571,640	203,000
Short-term loans	-	12,500	258	12,242
Total CFC loans	603,228	195,092	623,568	215,242
RTFC:
Long-term fixed rate loans	6,342	-	6,786	-
Total restructured loans	$609,570	$195,092	$630,354	$215,242

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

Loan origination costs are deferred and amortized using the straight-line method, which approximates the interest method, over the life of the loan as a reduction to interest income. At February 28, 2007 and May 31, 2006, the balance for deferred loan origination costs related to loans outstanding totaled $3 million.

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

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment:

(Dollar amounts in thousands)	February 28, 2007				May 31, 2006
Total by loan program:	Secured		Unsecured		Secured		Unsecured
Long-term fixed rate loans	$13,936,549	97%	$458,983	3%	$13,984,404	96%	$562,446	4%
Long-term variable rate loans	1,971,142	94%	120,204	6%	2,414,737	96%	109,985	4%
Loans guaranteed by RUS	256,818	100%	-	-	261,330	100%	-	-
Short-term loans	172,459	16%	912,433	84%	146,835	14%	881,168	86%
Total loans	$16,336,968	92%	$1,491,620	8%	$16,807,306	92%	$1,553,599	8%

Total by segment:
CFC	$14,371,092	92%	$1,185,298	8%	$14,575,691	92%	$1,218,681	8%
RTFC	1,695,829	88%	233,723	12%	1,921,635	89%	240,829	11%
NCSC	270,047	79%	72,599	21%	309,980	77%	94,089	23%
Total loans	$16,336,968	92%	$1,491,620	8%	$16,807,306	92%	$1,553,599	8%

Pledging of Loans
As of February 28, 2007 and May 31, 2006, distribution system mortgage notes related to outstanding long-term loans totaling $5,139 million and $5,472 million, respectively, and RUS guaranteed loans qualifying as permitted investments totaling $220 million and $223 million, respectively, were pledged as collateral to secure CFC's collateral trust bonds under the 1994 indenture. In addition, $2 million of cash was pledged under the 1972 indenture at February 28, 2007 and May 31, 2006.

As of February 28, 2007 and May 31, 2006, distribution system mortgage notes related to outstanding long-term loans totaling $620 million and $574 million, respectively were pledged as collateral to secure CFC's notes to Federal Agricultural Mortgage Corporation ("Farmer Mac").

In addition to the loans pledged as collateral at February 28, 2007 and May 31, 2006, CFC had $2,717 million and $2,302 million, respectively, of mortgage notes on deposit with the trustee for the $2 billion of notes payable to the Federal Financing Bank ("FFB") of the United States Treasury (see Note 6).

The $2 billion of notes payable to the FFB contain a rating trigger related to the Company's senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings. A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies. If the Company's senior secured credit ratings fall below the levels listed above, the mortgage notes with a balance of $2,717 million at February 28, 2007 would be pledged as collateral rather than held on deposit.

A total of $1 billion of the same notes payable to the FFB has a second trigger event related to the appointment of a financial expert to the Company's board of directors. A financial expert trigger event will exist if CFC does not have a financial expert (as defined by Section 407 of the Sarbanes-Oxley Act of 2002) appointed to serve on the audit committee of its board of directors by thirty days after the CFC March 2007 annual meeting through the tenor of the bonds or if the financial expert position remains vacant for more than 90 consecutive days after the initial appointment. In November 2006, CFC's membership elected an at-large director that qualifies as a financial expert to serve on the audit committee. The director took his seat on the board following the CFC annual meeting in March 2007. If the Company does not continue to satisfy the financial expert trigger, the mortgage notes with a balance of $1,376 million at February 28, 2007 would be pledged as collateral rather than held on deposit.

(3) Loan Securitizations

The Company accounts for the sale of loans in securitization transactions according to the provisions of Statement of Financial Accounting Standard ("SFAS") 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company derecognizes financial assets when control has been surrendered. The Company has no retained interest in securitized loans and thus is not required to record such retained interests at fair value. The Company services the loans in return for a market fee and thus does not record a servicing asset or liability. The Company recognizes the service fee on an accrual basis over the period for which servicing activity is provided. Deferred transactions costs and unamortized deferred loan origination costs related to the loans sold are expensed as part of the calculation of the gain or loss on the sale.

On February 15, 2007, the Company sold CFC distribution loans with outstanding principal balances totaling $366 million in a loan securitization transaction. The transaction qualified for sale treatment under SFAS 140. The Company received $366 million of cash in exchange for the loans, which represents the full principal amount of the loans sold. The Company incurred $0.7 million of costs associated with the transaction and had $0.8 million of unamortized deferred loan origination costs for the loans sold and accordingly the Company recorded a loss on sale of loans totaling $1.5 million.

The Company does not hold any continuing interest in the loans sold and has no obligation to repurchase loans from the trust. The holders of the certificates of beneficial interest issued by the trust have no claim against the Company nor any of the Company's assets in the event of a default on the loans held by the trust.

The Company services the loans for the trust in exchange for a fee of 30 basis points of the outstanding loan principal. The Company earns for servicing does not include late fees, other administrative fees or income from the investment of funds. The Company considers the 30 basis point fee to be a market fee based on market quotes from other providers. As a result the Company has not recorded a servicing asset or liability. The servicing fee has a payment priority over any other disbursement made by the trust.

(4) Foreclosed Assets

Net assets received in satisfaction of loan receivables are recorded at the lower of cost or market and classified on the consolidated balance sheets as foreclosed assets. At February 28, 2007 and May 31, 2006, the balance of foreclosed assets included real estate developer notes receivable and limited partnership interests in certain real estate developments.

The activity for foreclosed assets is summarized below:

	Nine months ended February 28,		Year ended
(in thousands)	2007	2006	May 31, 2006
Beginning balance	$120,889	$140,950	$140,950
Results of operations	7,887	11,654	15,492
Net cash provided by	(62,831)	(1,339)	(6,401)
Sale of foreclosed assets	(487)	(29,108)	(29,152)
Ending balance of foreclosed assets	$65,458	$122,157	$120,889

Net cash provided by foreclosed assets increased significantly during the nine months ended February 28, 2007 due to full and partial paydowns of notes primarily by two limited partnership interests in certain real estate developments. At May 31, 2005, the balance of foreclosed assets also included partnership interests in real estate properties. CFC operated the real estate properties before selling such properties in August 2005 for $30 million. A gain of $4 million was included in the results of operations of foreclosed assets during the nine months ended February 28, 2006.

(5)	Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt at February 28, 2007 and May 31, 2006:

(in thousands)	February 28, 2007	May 31, 2006
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,319,714	$1,658,222
Commercial paper sold directly to members, at par	1,310,955	1,184,030
Commercial paper sold directly to non-members, at par	139,437	146,294
Total commercial paper	2,770,106	2,988,546
Daily liquidity fund	218,770	266,664
Bank bid notes	100,000	100,000
Subtotal short-term debt	3,088,876	3,355,210

Long-term debt maturing within one year:
Medium-term notes sold through dealers (1)	1,073,718	1,278,142
Medium-term notes sold through members	246,466	199,626
Foreign currency valuation account (1)	226,815	244,955
Secured collateral trust bonds	999,372	99,991
Subordinated deferrable debt (2)	-	150,000
Unsecured notes payable	2,985	15,900
Total long-term debt maturing within one year	2,549,356	1,988,614
Total short-term debt	$5,638,232	$5,343,824

(1) At February 28, 2007 and May 31, 2006, medium-term notes includes $434 million denominated in Euros and $0 and $282 million, respectively, denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52, Foreign Currency Translation.
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

Foreign Denominated Short-Term Debt
Included in short-term debt at February 28, 2007 and May 31, 2006 are medium-term notes due within one year that are denominated in a foreign currency. At the time of issuance of short-term debt denominated in a foreign currency, CFC enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The foreign denominated short-term debt is revalued at each reporting date based on the current exchange rate. To the extent that the current exchange rate is different than the exchange rate at the last reporting date, there will be a change in the reported value of the foreign denominated short-term debt. The adjustment to the reported value of the short-term debt on the consolidated balance sheets is also reported on the consolidated statements of operations as foreign currency adjustments. As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted short-term debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the short-term debt, unless the counterparty to the exchange agreement does not perform as required under the agreement.

Revolving Credit Agreements
The following is a summary of the Company's revolving credit agreements:

(Dollar amounts in thousands)	February 28, 2007	May 31, 2006	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,025,000	$1,025,000	March 21, 2007	0.05 of 1%

Five-year agreement	1,025,000	1,025,000	March 22, 2011	0.06 of 1%

Five-year agreement	1,975,000	1,975,000	March 23, 2010	0.09 of 1%

Total	$4,025,000	$4,025,000

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

Up-front fees of between 0.05 and 0.13 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at February 28, 2007, totaling in aggregate $3 million, which will be amortized on a straight-line basis over the life of the agreements. No up-front fees were paid to the banks for their commitment to the 364-day facility. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance. The utilization fees are 0.05 of 1% for the five-year agreement terminating on March 22, 2011 and the 364-day agreement terminating on March 21, 2007 and 0.10 of 1% for the five-year agreement terminating on March 23, 2010.

Effective February 28, 2007 and May 31, 2006, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the nine months ended February 28, 2007 and the year ended May 31, 2006:

	Requirement	February 28, 2007	May 31, 2006

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.11	1.11

Minimum adjusted TIER at fiscal year end (1)	1.05	1.11	1.11

Maximum ratio of senior debt to total equity	10.00	6.74	6.26

(1) The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Subsequent to the end of the quarter, the 364-day revolving credit agreement in place at February 28, 2007 totaling $1,025 million was replaced on March 16, 2007 with a new 364-day agreement totaling $1,125 million expiring on March 14, 2008. Any amount outstanding under the 364-day agreement may be converted to a one-year term loan at the end of the revolving credit period with a 0.10 of 1% per annum fee on the outstanding principal amount of the term loan. The facility fee for the 364-day facility is 0.05 of 1% per annum based on the pricing schedule in place at March 16, 2007. The five-year revolving credit agreement in place at February 28, 2007 totaling $1,975 million was replaced on March 16, 2007 with a new five-year agreement totaling $1,125 million expiring on March 16, 2012. The facility fee for the five-year facility is 0.06 of 1% per annum based on the pricing schedule in place at March 16, 2007. No upfront fees were paid to the banks for their commitment to the 364-day facility. Upfront fees of 0.03 of 1% were paid to the banks based on their commitment level to the five-year agreement totaling in aggregate $0.3 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of 0.05 of 1% must be paid on the outstanding balance. CFC's five-year agreement totaling $1,025 million is still in effect and expires on March 22, 2011. The total committed credit available under the three current agreements was $3,275 million at March 16, 2007.

(6)	Long-Term Debt

The following is a summary of long-term debt at February 28, 2007 and May 31, 2006:

(in thousands)	February 28, 2007	May 31, 2006
Unsecured long-term debt:
Medium-term notes, sold through dealers	$4,136,250	$4,174,200
Medium-term notes, sold directly to members	76,124	55,052
Subtotal	4,212,374	4,229,252
Unamortized discount	(7,867)	(9,203)
Total unsecured medium-term notes	4,204,507	4,220,049

Unsecured notes payable	2,033,880	2,074,565
Total unsecured long-term debt	6,238,387	6,294,614

Secured debt:
Collateral trust bonds	3,451,981	3,851,981
Unamortized discount	(2,943)	(4,567)
Total secured collateral trust bonds	3,449,038	3,847,414

Secured notes payable	500,000	500,000
Total secured long-term debt	3,949,038	4,347,414
Total long-term debt	$10,187,425	$10,642,028

Medium-term notes are unsecured obligations of CFC. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. See Note 2 for additional information on the collateral pledged to secure the Company's collateral trust bonds. In December 2006, the Company issued $600 million of floating rate extendible collateral trust bonds. The bonds have an initial maturity date of January 2008 and may be extended by the holders through a final maturity date of January 2012.

Unsecured Notes Payable
At February 28, 2007 and May 31, 2006, CFC had a total of $2 billion under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the REDLG program. As part of the REDLG program, CFC is eligible to borrow up to the amount of the outstanding loans that it has issued concurrent with RUS loans. At February 28, 2007, CFC had a total of $2.5 billion outstanding on loans issued concurrently with RUS. As part of the REDLG program, CFC will pay to RUS a fee of 30 basis points per annum on the total amount borrowed. The $2 billion of unsecured notes payable issued as part of the REDLG program require CFC to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding. See Note 2 for additional information on the mortgage notes held on deposit.

Secured Notes Payable
At February 28, 2007 and May 31, 2006, the Company had outstanding a total of $500 million of 4.656% notes to Farmer Mac due in 2008. The $500 million of notes payable sold to Farmer Mac are secured by the pledge of mortgage notes in an amount at least equal to the principal balance of the notes outstanding. See Note 2 for additional information on the collateral pledged to secure the Company's notes payable.

(7)	Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(Dollar amounts in thousands)	February 28, 2007	May 31, 2006
6.75% due 2043	$125,000	$125,000
6.10% due 2044	88,201	88,201
5.95% due 2045	98,239	98,239
7.40% due 2050	175,000	175,000
Total	$486,440	$486,440

(8) Derivative Financial Instruments

The Company is neither a dealer nor a trader in derivative financial instruments. The Company uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate risk and foreign currency exchange risk.

Consistent with SFAS 133, as amended, the Company records derivative instruments on the consolidated balance sheet as either an asset or liability measured at fair value. Changes in the fair value of derivative instruments are recognized in the derivative forward value line item of the consolidated statement of operations unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, the change to the fair value is either recorded to other comprehensive income or interest expense. Net settlements paid and received for derivative instruments that qualify for hedge accounting are recorded in interest expense. Net settlements related to derivative instruments that do not qualify for hedge accounting are recorded as derivative cash settlements in the consolidated statement of operations. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

Interest Rate Exchange Agreements
Generally, the Company's interest rate exchange agreements do not qualify for hedge accounting under SFAS 133. At February 28, 2007 and 2006 and May 31, 2006, the Company did not have any interest rate exchange agreements that were accounted for using hedge accounting. The $200 million of interest rate exchange agreements that were designated as and qualified as effective cash flow hedges matured in February 2006.

The Company was a party to the following interest rate exchange agreements:

	Notional Amounts Outstanding
(in thousands)	February 28, 2007	May 31, 2006
Pay fixed and receive variable	$7,165,270	$7,349,584
Pay variable and receive fixed	5,186,440	5,186,440
Total interest rate exchange agreements	$12,351,710	$12,536,024

The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.

Interest rate exchange agreements had the following impact on the Company:

	For the nine months ended February 28,
(in thousands)	2007	2006
Statement of Operations Impact
Agreements that qualify for hedge accounting:
Interest expense	$-	$2,688

Agreements that do not qualify for hedge accounting:
Derivative cash settlements	67,529	46,083
Derivative forward value	(127,318)	(25,512)
Total (loss) gain on interest rate exchange agreements	$(59,789)	$23,259

Comprehensive Income Impact
Agreements that qualify for hedge accounting:
Unrealized loss on derivatives	$-	$(2,322)
Amortization of transition adjustment	(753)	298
Total comprehensive loss	$(753)	$(2,024)

Cash settlements includes periodic amounts that were paid and received related to its interest rate exchange agreements. In December 2006, the Company terminated two $500 million pay variable and receive fixed interest rate exchange agreements prior to the maturity dates. The early termination resulted in the Company receiving a payment of $31 million, the fair value of the agreements on that date. At termination, the Company also recorded a charge to the derivative fair value line to reduce the derivative asset by $31 million, the fair value of the agreements on that date. The payment received and the reduction to the recorded derivative asset are offsetting, thus there was no impact to reported net income as a result of this transaction. During the nine months ended February 28, 2006, cash settlements also includes a payment of $1 million received from counterparties representing the fair value of interest rate exchange agreements terminated by the Company. These agreements were terminated due to the prepayment of RTFC loans during the nine months ended February 28, 2006, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements.

For the nine months ended February 28, 2007 and 2006, the derivative forward value also includes amortization to income of $0.6 million and to expense of $0.4 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133. The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements. Approximately $0.8 million is expected to be amortized to income over the next twelve months related to the transition adjustment and will continue through April 2029.

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

At February 28, 2007 and May 31, 2006, the Company was a party to the following cross currency and cross currency interest rate exchange agreements, none of which were accounted for using hedge accounting:

(Currency amounts in thousands)		Notional Principal Amount
	Original	U.S. Dollars (5)			Foreign Currency
	Exchange	February 28,	May 31,		February 28,		May 31,
Maturity Date	Rate	2007	2006		2007		2006

July 7, 2006	1.506	$-	$166,000	(3)	-	AUD (2)	250,000	AUD (2)
July 7, 2006	1.506	-	116,200	(4)	-	AUD (2)	175,000	AUD (2)
March 14, 2007	1.153	433,500	433,500	(4)	500,000	EU (1)	500,000	EU (1)
Total		$433,500	$715,700		500,000		925,000

(1) EU - Euros
(2) AUD - Australian dollars
(3) These agreements also change the interest rate from a foreign denominated variable rate to a U.S. dollar denominated variable rate.
(4) These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate.
(5) Amounts in the chart represent the U.S. dollar value at the initiation of the exchange agreement. At February 28, 2007 and May 31, 2006, one U. S. dollar was the equivalent of 0.757 and 0.780 Euros, respectively. One U.S. dollar was the equivalent of 1.329 Australian dollars at May 31, 2006.

Cross currency and cross currency interest rate exchange agreements had the following impact on the Company:

	For the nine months ended February 28,
(in thousands)	2007	2006
Statement of Operations Impact
Agreements that qualify for hedge accounting:
Interest expense	$-	$(5,915)

Agreements that do not qualify for hedge accounting:
Derivative cash settlements	(1,690)	5,839
Derivative forward value	17,201	(39,437)
Total gain (loss)	$15,511	$(39,513)

Comprehensive Income Impact
Agreements that qualify for hedge accounting:
Unrealized loss on derivatives	$-	$(825)

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

At February 28, 2007, the Company has the following notional amount and fair values associated with exchange agreements that contain rating triggers. For the purpose of the presentation, the Company has grouped the rating triggers into two categories, (1) ratings from Moody's Investors Service falls to Baa1 or from Standard & Poor's Corporation falls to BBB+ and (2) ratings from Moody's Investors Service falls below Baa1 or from Standard & Poor's Corporation falls below BBB+.

(in thousands) Rating Level:	Notional Amount	Required Company Payment	Amount Company Would Collect	Net Total
Fall to Baa1/BBB+	$1,361,104	$(4,036)	$34,630	$30,594
Fall below Baa1/BBB+	7,544,420	(46,348)	231,557	185,209
Total	$8,905,524	$(50,384)	$266,187	$215,803

Additionally, if ratings from Moody's Investors Service fall below Baa2 or from Standard & Poor's Corporation fall below BBB, the Company would be required to pledge collateral equal to the net obligation, or net fair value of the related exchange agreements, due to the affected counterparty, if any. At February 28, 2007, the net obligation subject to this rating trigger totaled $4 million.

(9)	Members' Subordinated Certificates

CFC's members are required to purchase membership certificates as a condition of membership. Such certificates are interest-bearing unsecured, subordinated debt of CFC. Members may purchase the certificates over time as a percentage of the amount they borrow from CFC. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership. CFC membership certificates typically have an original maturity of 100 years and pay interest at 5%. The weighted average maturity for all membership subordinated certificates outstanding at February 28, 2007 and May 31, 2006 was 69 years and 70 years, respectively.

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

At February 28, 2007 and May 31, 2006, the Company reported minority interests of $18 million and $22 million, respectively, on the consolidated balance sheets. Minority interest represents the 100% interest that RTFC and NCSC members have in their respective organizations.

During the nine months ended February 28, 2007, the balance of minority interest decreased by $1 million of minority interest net loss for the nine months ended February 28, 2007 and the retirement of $2 million of patronage capital to RTFC members in January 2007.

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

At February 28, 2007 and May 31, 2006, equity included the following components:

(in thousands)	February 28, 2007	May 31, 2006
Membership fees	$993	$994
Education fund	692	1,281
Members' capital reserve	156,844	156,844
Allocated net income	301,985	386,232
Unallocated net income	81,488	-
Total members' equity	542,002	545,351
Prior years cumulative derivative forward
value and foreign currency adjustments	229,417	229,049
Current period derivative forward value (1)	(105,992)	22,962
Current period foreign currency adjustments	(15,413)	(22,594)
Total retained equity	650,014	774,768
Accumulated other comprehensive income	12,455	13,208
Total equity	$662,469	$787,976

(1) Represents the derivative forward value (loss) gain recorded by CFC for the period.

(12)	Guarantees

The Company guarantees certain contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At February 28, 2007 and May 31, 2006, the Company had recorded a guarantee liability totaling $19 million and $17 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at February 28, 2007 and May 31, 2006 totaled $15 million based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure. The remaining balance of the total guarantee liability of $4 million and $2 million at February 28, 2007 and May 31, 2006, respectively, relates to the Company's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into or modified since January 1, 2003 in accordance with FIN No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). The non-contingent obligation is estimated based on guarantee fees received. The fees are deferred and amortized on the straight-line method into interest income over the term of the guarantees. The Company deferred fees of $3 million and $2 million for the nine months ended February 28, 2007 and 2006, respectively, related to new guarantees issued during the periods. Activity in the guarantee liability account is summarized below:

	For the nine months ended February 28,		Year ended
(in thousands)	2007	2006	May 31, 2006
Beginning balance	$16,750	$16,094	$16,094
Net change in non-contingent liability	1,527	1,286	1,356
Provision for (recovery of) contingent guarantee liability	400	1,400	(700)
Ending balance	$18,677	$18,780	$16,750

Liability as a percentage of total guarantees	1.58%	1.73%	1.55%

The following chart summarizes total guarantees by type and segment:

(in thousands)	February 28, 2007	May 31, 2006
Total by type:
Long-term tax exempt bonds (1)	$614,070	$607,655
Indemnifications of tax benefit transfers (2)	111,970	123,544
Letters of credit (3)	382,749	272,450
Other guarantees (4)	74,165	75,331
Total	$1,182,954	$1,078,980

Total by segment:
CFC:
Distribution	$170,628	$70,166
Power supply	909,689	921,930
Statewide and associate	25,355	32,873
CFC total	1,105,672	1,024,969
RTFC	50	-
NCSC	77,232	54,011
Total	$1,182,954	$1,078,980

(1)	The maturities for this type of guarantee run through 2026. CFC has guaranteed debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities. CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due. In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds. In the event of default by a system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue. The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.

Of the amounts shown above, $588 million and $572 million as of February 28, 2007 and May 31, 2006, respectively, are adjustable or floating/fixed rate bonds. The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other purchasers. CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds. CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds. As of February 28, 2007, CFC's maximum potential exposure for the $26 million of fixed rate tax-exempt bonds is $34 million. Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision. This would limit CFC's exposure to future interest payments on these bonds. CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues. However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)	The maturities for this type of guarantee run through 2015. CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers. In the event of default by a system for non-payment of indemnity payments, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the indemnity payments. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. The amounts shown represent CFC's maximum potential exposure for guaranteed indemnity payments. A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction. This amount is secured by a mortgage lien on all of the system's assets and future revenues. The remainder would be treated as a short-term loan secured by a subordinated mortgage on substantially all of the member's property. Due to changes in federal tax law, no further guarantees of this nature are anticipated.

(3)	The maturities for this type of guarantee run through 2017. Additionally, letters of credit totaling $9 million at February 28, 2007 have a term of one year and automatically extend for a period of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The Company issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time. Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw. Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date. The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees. As of February 28, 2007, the Company's maximum potential exposure is $383 million, of which $244 million is secured. Additionally, in the event of default for $47 million of secured NCSC letters of credit, NCSC is only liable for 40% of the amount guaranteed due to a reimbursement obligation agreement for the remaining 60%. Security provisions include a mortgage lien on all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table, under master letter of credit facilities, the Company may be required to issue up to an additional $338 million in letters of credit to third parties for the benefit of its members at February 28, 2007. At May 31, 2006, this amount was $217 million.

(4)	The maturities for this type of guarantee run through 2025. CFC provides other guarantees for its members. In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation. Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin. The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation. Of CFC's maximum potential exposure for guaranteed principal and interest totaling $74 million at February 28, 2007, $3 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $71 million is unsecured.

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

At February 28, 2007 and May 31, 2006, CFC had a total of $210 million and $144 million of guarantees, representing 18% and 13% of total guarantees, respectively, under which its right of recovery from its members was not secured.

(13)	Contingencies

The Company had the following loans classified as non-performing and restructured at:

(in thousands)	February 28, 2007	May 31, 2006	February 28, 2006
Non-performing loans	$541,510	$577,869	$562,031

Restructured loans	609,570	630,354	582,180

Total	$1,151,080	$1,208,223	$1,144,211

(a) At February 28, 2007, May 31, 2006 and February 28, 2006, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income. At February 28, 2007 and May 31, 2006, $551 million and $569 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income. At February 28, 2006, there were $575 million of restructured loans on non-accrual status. A total of $3 million and $0.3 million of interest income was accrued on restructured loans during the nine months ended February 28, 2007 and 2006, respectively.

Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the nine months ended February 28,
(in thousands)	2007	2006
Non-performing loans	$31,200	$31,531

Restructured loans	29,640	26,283

Total	$60,840	$57,814

(b) The Company classified $1,145 million and $1,201 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at February 28, 2007 and May 31, 2006, respectively. The Company reserved $444 million and $447 million of the loan loss allowance for such impaired loans at February 28, 2007 and May 31, 2006, respectively. The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. The Company accrued a total of $2 million of interest income on impaired loans for the nine months ended February 28, 2007. The Company did not accrue interest income on loans classified as impaired during the nine months ended February 28, 2006. The average recorded investment in impaired loans for the nine months ended February 28, 2007 and 2006 was $1,150 million.

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

(c) At February 28, 2007 and May 31, 2006, CFC had a total of $551 million and $569 million, respectively, of loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers. All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at February 28, 2007 and May 31, 2006 represented 3% and 2.9%, respectively of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, CFC restructured its loans to CoServ. CoServ is scheduled to make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. When CoServ requests capital expenditure loans from CFC, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC. As of February 28, 2007, $20 million has been advanced to CoServ under this loan facility. The funds were advanced to CoServ on December 27, 2006. To date, CoServ has made all payments required under the restructure agreement. Under the terms of the restructure agreement, CoServ has the option to prepay the restructured loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

CoServ and CFC have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings. CFC's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at February 28, 2007.

(d) VarTec Telecom, Inc. ("VarTec") is a telecommunications company and RTFC borrower located in Dallas, Texas. RTFC is VarTec's principal senior secured creditor. At February 28, 2007 and May 31, 2006, RTFC had a total of $51 million and $90 million, respectively, of loans outstanding to VarTec. At February 28, 2007 and May 31, 2006, all loans to VarTec were on non-accrual status, resulting in the application of all payments received against principal.

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

On June 10, 2005, the Official Committee of Unsecured Creditors (the "UCC") initiated an adversary proceeding against RTFC in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. As a result of the conversion of the proceedings to Chapter 7, the UCC has been dissolved and the Chapter 7 trustee is now the plaintiff in the adversary proceedings. The adversary proceeding asserts the following claims: (i) that RTFC may have engaged in wrongful activities prior to the filing of the bankruptcy proceeding (e.g., RTFC had "control" over VarTec's affairs, RTFC exerted "financial leverage" over VarTec and is liable for VarTec's "deepening insolvency"; the "deepening insolvency" claim was dismissed by the Court on December 6, 2005); (ii) that RTFC's claims against VarTec should be equitably subordinated to the claims of other creditors because of the alleged wrongful activities; and (iii) that certain payments made by VarTec to RTFC and certain liens granted to RTFC are avoidable as preferences or fraudulent transfers or should otherwise be avoided and re-distributed for the benefit of VarTec's bankruptcy estates. The adversary proceeding identifies payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On November 14, 2006, the plaintiff supplemented its required disclosures and asserted alternative calculations of damages under its various legal theories, ranging from $32 million to $235 million. RTFC and the Trustee each have filed motions for summary judgment regarding disposition of all or a substantial portion of the Trustee's remaining claims; a hearing on the motions was held on April 9, 2007 but the judge has not yet ruled on the motions. Trial, if necessary, on the merits of the remaining claims is currently scheduled for May 21, 2007. The trial date is subject to change.

On October 14, 2005, the Bankruptcy Court approved an administrative debtor-in-possession ("DIP") facility from RTFC in the amount of $9 million, of which $9 million was outstanding as of February 28, 2007. The maturity of the DIP facility was extended to June 15, 2007, but RTFC has no obligation to fund beyond those budgeted expenses which accrued prior to June 15, 2006. However, RTFC may consider providing the estate with further DIP funding to pursue the collection of various claims.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to VarTec at February 28, 2007.

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

As of February 28, 2007 and May 31, 2006, RTFC had $490 million and $488 million, respectively, in loans outstanding to ICC. All loans to ICC have been on non-accrual status since February 1, 2005. ICC has not made debt service payments to the Company since June 2005.

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

On February 10, 2006, Greenlight filed petitions for involuntary bankruptcy against Prosser, Emcom and ICC-LLC in the United States Bankruptcy Court for the District of Delaware. RTFC has appeared in the proceedings as a party-in-interest in accordance with the provisions of the United States Bankruptcy Code. Venue of the Prosser, Emcom and ICC-LLC bankruptcy proceedings was later transferred to the United States District Court for the Virgin Islands, Bankruptcy Division, by order of the Delaware Court on December 16, 2006 following the voluntary filings described below.

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

On July 31, 2006, ICC-LLC, and Emcom each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division, and Prosser, individually, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of the Virgin Islands. Prosser's case has been transferred to the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division. Each of the debtors is obligated to RTFC, for certain obligations of ICC, including court judgments. On September 25, 2006, ICC-LLC, Emcom and Prosser jointly filed a motion in the voluntary bankruptcy proceedings seeking court authority to assume the agreement under which each is obligated to satisfy the RTFC judgments. The debtors filed the motion in order to request a ruling that they could satisfy the RTFC judgments at a discount. On November 7, 2006, the bankruptcy court denied the motion without prejudice to refiling, finding that assumption of the agreement was impossible under the debtors' then-proposed cure provisions. The bankruptcy estates continue to seek a sale or refinancing of their assets in an effort to satisfy their debts to RTFC.

On December 1, 2006, RTFC filed a motion to lift the automatic stay in bankruptcy in the Emcom case, seeking permission to enforce RTFC's security interest in the common stock of ICC in partial satisfaction of its judgments. An evidentiary hearing was held on January 9, 2007 and on February 13, 2007, the Court denied the motion in conjunction with an order appointing a Chapter 11 Trustee for the bankruptcy estates of ICC-LLC and Emcom.

On December 19, 2006, the United States Trustee filed a motion to appoint Chapter 11 trustees for the bankruptcy estates of ICC-LLC and Emcom, asserting that the appointment of a trustee was in the "best interest of the creditors and other interest holders." On February 13, 2007, the Court granted the motion, and on March 15, 2007 approved the appointment of a Chapter 11 Trustee for the estates of ICC-LLC and Emcom. Prosser, ICC-LLC and Emcom on February 20, 2007, filed a notice of appeal with the District Court relative to the Bankruptcy Judge's orders granting the U.S. Trustee's motion to appoint a Chapter 11 trustee. The appeal is pending.

Also on December 19, 2006, the Greenlight Entities filed a motion to convert Prosser's individual bankruptcy case from Chapter 11 reorganization to Chapter 7 liquidation, which would require appointment of a Chapter 7 trustee for the bankruptcy estate. On December 19, 2006, RTFC filed a motion to convert and joinder in support of the Greenlight Entities' motion to convert Prosser's individual case to Chapter 7. On February 13, 2007, the Court denied the motions to convert but ordered the appointment of an examiner with powers to investigate Prosser's finances. On March 12, 2007, in furtherance of orders entered on February 13, 2007 by the Bankruptcy Judge, the United States Trustee appointed an examiner for the Chapter 11 bankruptcy estate of Prosser, individually.

On March 14, 2007, ICC and certain affiliates filed a request for emergency relief before the U.S. District Court challenging the authority of the Chapter 11 Trustee to perform his obligations, and on March 15, 2007, the District Judge denied the request for a temporary restraining order.

Any transfer of control of a regulated telecommunications or cable television business, or sale or assignment of such business's regulated assets, may require the prior consent of regulatory authorities, including the Federal Communications Commission, the U.S. Virgin Islands Public Services Commission, and foreign governments.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at February 28, 2007.

(f) Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama. Pioneer had also invested in a propane gas operation, which it has sold. Pioneer has experienced deterioration in its financial condition as a result of losses in the gas operation. At February 28, 2007 and May 31, 2006, CFC had a total of $52 million and $54 million, respectively, in loans outstanding to Pioneer. Pioneer was current with respect to all debt service payments at February 28, 2007. All loans to Pioneer remain on accrual status with respect to the recognition of interest income. CFC is the principal creditor to Pioneer.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at February 28, 2007.

(14)	Segment Information

The Company's consolidated financial statements include the financial results of CFC, RTFC and NCSC. Full financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance. The segment presentation for the three and nine months ended February 28, 2007 and 2006 reflect the operating results of each of the three companies as a separate segment.

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

The following chart contains consolidated statement of operations for the nine months ended February 28, 2007 and consolidated balance sheet information as of February 28, 2007.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$685,758	$81,070	$22,978	$789,806
Interest expense	(645,654)	(76,110)	(19,921)	(741,685)
Net interest income	40,104	4,960	3,057	48,121

Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	40,104	4,960	3,057	48,121

Non-interest income:
Rental and other income	570	-	472	1,042
Derivative cash settlements	65,576	-	263	65,839
Results of operations of foreclosed assets	7,887	-	-	7,887
Total non-interest income	74,033	-	735	74,768

Non-interest expense:
General and administrative expenses	(30,698)	(4,007)	(2,438)	(37,143)
Provision for guarantee liability	(400)	-	-	(400)
Derivative forward value	(105,992)	-	(4,125)	(110,117)
Foreign currency adjustments	(15,413)	-	-	(15,413)
Loss on sale of loans	(1,550)	-	-	(1,550)
Total non-interest expense	(154,053)	(4,007)	(6,563)	(164,623)

(Loss) income prior to income taxes and minority interest	(39,916)	953	(2,771)	(41,734)
Income taxes	-	(479)	1,052	573
Net (loss) income per segment reporting	$(39,916)	$474	$(1,719)	$(41,161)

Reconciliation of net loss:
Net loss per segment reporting				$(41,161)
Minority interest				1,244
Net loss per consolidated statement of operations				$(39,917)

Assets:
Loans to members	$15,556,390	$1,929,552	$342,646	$17,828,588
Less: Allowance for loan losses	(610,778)	-	(588)	(611,366)
Loans to members, net	14,945,612	1,929,552	342,058	17,217,222
Other assets	1,470,058	221,327	32,437	1,723,822
Total assets	$16,415,670	$2,150,879	$374,495	$18,941,044

The following chart contains the consolidated statement of operations for the nine months ended February 28, 2006 and consolidated balance sheet information at February 28, 2006.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$623,249	$100,328	$23,285	$746,862
Interest expense	(597,310)	(94,948)	(19,310)	(711,568)
Net interest income	25,939	5,380	3,975	35,294

Provision for loan losses	(23,452)	-	-	(23,452)
Net interest income after provision for loan losses	2,487	5,380	3,975	11,842

Non-interest income:
Rental and other income	1,698	-	221	1,919
Derivative cash settlements	52,820	-	(898)	51,922
Results of operations of foreclosed assets	11,654	-	-	11,654
Gain on sale of building and land	43,686	-	-	43,686
Total non-interest income	109,858	-	(677)	109,181

Non-interest expense:
General and administrative expenses	(32,268)	(3,560)	(1,585)	(37,413)
Provision for guarantee liability	(1,400)	-	-	(1,400)
Derivative forward value	(68,541)	-	3,592	(64,949)
Foreign currency adjustments	26,357	-	-	26,357
Total non-interest expense	(75,852)	(3,560)	2,007	(77,405)
Income prior to income taxes and minority interest	36,493	1,820	5,305	43,618
Income taxes	-	(34)	(2,014)	(2,048)
Net income per segment reporting	$36,493	$1,786	$3,291	$41,570

Reconciliation of net income:
Net income per segment reporting				$41,570
Minority interest				(5,077)
Net income per consolidated statement of operations				$36,493

Assets:
Loans to members	$15,839,375	$2,175,945	$446,376	$18,461,696
Less: Allowance for loan losses	(611,978)	-	(1,073)	(613,051)
Loans to members, net	15,227,397	2,175,945	445,303	17,848,645
Other assets	1,041,913	250,702	38,137	1,330,752
Total assets	$16,269,310	$2,426,647	$483,440	$19,179,397

The following chart contains the consolidated statement of operations for the three months ended February 28, 2007.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$231,519	$25,668	$7,686	$264,873
Interest expense	(213,575)	(24,056)	(6,338)	(243,969)
Net interest income	17,944	1,612	1,348	20,904

Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	17,944	1,612	1,348	20,904

Non-interest income:
Rental and other income	263	-	154	417
Derivative cash settlements	40,899	-	71	40,970
Results of operations of foreclosed assets	1,896	-	-	1,896
Total non-interest income	43,058	-	225	43,283

Non-interest expense:
General and administrative expenses	(9,438)	(1,467)	(733)	(11,638)
Provision for guarantee liability	-	-	-	-
Derivative forward value	342	-	(925)	(583)
Foreign currency adjustments	1,886	-	-	1,886
Loss on sale of loans	(1,550)	-	-	(1,550)
Total non-interest expense	(8,760)	(1,467)	(1,658)	(11,885)

Income (loss) prior to income taxes and minority interest	52,242	145	(85)	52,302
Income taxes	-	(659)	32	(627)
Net income (loss) per segment reporting	$52,242	$(514)	$(53)	$51,675

Reconciliation of net income:
Net income per segment reporting				$51,675
Minority interest				566
Net income per consolidated statement of operations				$52,241

The following chart contains the consolidated statement of operations for the three months ended February 28, 2006.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$215,399	$30,141	$8,119	$253,659
Interest expense	(204,809)	(28,458)	(6,931)	(240,198)
Net interest income	10,590	1,683	1,188	13,461

Provision for loan losses	(19,566)	-	-	(19,566)

Net interest (expense) income after provision for loan losses	(8,976)	1,683	1,188	(6,105)

Non-interest income:
Rental and other income	223	-	221	444
Derivative cash settlements	15,055	-	(149)	14,906
Results of operations of foreclosed assets	3,084	-	-	3,084
Gain on sale of building and land	5,946	-	-	5,946
Total non-interest income	24,308	-	72	24,380

Non-interest expense:
General and administrative expenses	(10,666)	(1,340)	(539)	(12,545)
Provision for guarantee losses	(4,000)	-	-	(4,000)
Derivative forward value	(14,463)	-	119	(14,344)
Foreign currency adjustments	(8,122)	-	-	(8,122)
Total non-interest expense	(37,251)	(1,340)	(420)	(39,011)

(Loss) income prior to income taxes and minority interest	(21,919)	343	840	(20,736)
Income taxes	-	-	(319)	(319)
Net (loss) income per segment reporting	$(21,919)	$343	$521	$(21,055)

Reconciliation of net loss:
Net loss per segment reporting				$(21,055)
Minority interest				(864)
Net loss per consolidated statement of operations				$(21,919)

(15)	Subsequent Events

In April 2007, the Company issued $570 million of 5.45% collateral trust bonds due 2017. Additionally, the Company issued $250 million of floating rate extendible medium-term notes with an initial maturity date of May 2008 which may be extended at the option of the holders to May 2014. The Company also issued $300 million of floating rate extendible medium-term notes with an initial maturity date of April 2009 which may be extended at the option of the holders to April 2014.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless stated otherwise, references to the Company relate to the consolidation of National Rural Utilities Cooperative Finance Corporation's ("CFC" or "the Company"), Rural Telephone Finance Cooperative ("RTFC"), National Cooperative Services Corporation ("NCSC") and certain entities controlled by CFC and created to hold foreclosed assets and effect loan securitization transactions. The following discussion and analysis is designed to provide a better understanding of the Company's consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto. CFC refers to its financial measures that are not in accordance with generally accepted accounting principles ("GAAP") as "adjusted" throughout this document. See "Non-GAAP Financial Measures" for further explanation of why the Non-GAAP measures are useful and for a reconciliation to GAAP amounts.

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

For the nine months ended February 28, 2007, the Company reported a net loss of $40 million, thus the TIER calculation resulted in a value below 1.00 compared to net income of $37 million and a 1.05 TIER for the prior year period. For the nine months ended February 28, 2007, the Company reported an adjusted net income of $85 million and adjusted TIER of 1.12, compared to an adjusted net income of $81 million and adjusted TIER of 1.12 for the prior year period. See "Non-GAAP Financial Measures" for more information on the adjustments the Company makes to its financial results for the purposes of its own analysis and covenant compliance.

During the nine months ended February 28, 2007, net income decreased $77 million compared to the prior year period. Significant factors impacting the decrease in net income included an $87 million decrease in derivative and foreign currency adjustments and a gain of $44 million recognized during the nine months ended February 28, 2006, offset by $31 million in payments received for the termination of derivative contracts and recorded in cash settlements, a $23 million decrease in the amount recorded for the provision for loan losses and a $13 million increase in net interest income.

Over the remainder of fiscal year 2007, the Company anticipates that the net interest income yield will remain at about the current level. The level of loans on non-accrual is expected to continue to negatively impact earnings for fiscal year 2007.

Financial Condition
At February 28, 2007, the Company's total loans outstanding decreased by $532 million or 3% from May 31, 2006. At that date, RTFC loans outstanding decreased by $232 million, CFC loans outstanding decreased by $239 million and NCSC loans decreased by $61 million from May 31, 2006. In February 2007, the Company sold $366 million of CFC distribution loans in a loan securitization transaction.

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

During the nine months ended February 28, 2007, total debt decreased by $165 million primarily due to the redemption of subordinated deferrable debt totaling $150 million and the $266 million decrease in commercial paper offset by the $255 million increase in long-term debt.

Total equity decreased $126 million from May 31, 2006 to February 28, 2007 due to CFC's retirement of $84 million of patronage capital to its members and a net loss of $40 million for the nine months ended February 28, 2007. Under GAAP, the Company's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements and the impact of future expected currency exchange rates on its currency exchange agreements. As a result, it is difficult to predict the future changes in the Company's reported GAAP equity due to the uncertainty of the movement in future interest and currency exchange rates. In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended and SFAS 52, Foreign Currency Translation.

Liquidity
At February 28, 2007, the Company had $3,089 million of commercial paper, daily liquidity fund and bank bid notes and $2,549 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months. Members held commercial paper (including the daily liquidity fund) totaling $1,530 million or approximately 51% of the total commercial paper outstanding at February 28, 2007. Commercial paper issued through dealers and bank bid notes totaled $1,420 million and represented 8% of total debt outstanding at February 28, 2007. The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during fiscal year 2007. During the next twelve months, the Company plans to refinance the $2,549 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt.

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

The Company can borrow amounts from the FFB with a guarantee of repayment by the RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant ("REDLG") program. As a result of the RUS guarantee, these funds represent a lower cost compared to the Company's other forms of debt securities. At February 28, 2007, the Company had RUS approval to borrow an additional $500 million under the REDLG program and the Company anticipates borrowing this amount prior to the expiration of the commitment in July 2009.

Results of Operations

Nine Months Ended February 28, 2007 versus February 28, 2006
The following chart presents the results of operations for the nine months ended February 28, 2007 versus February 28, 2006.

	For the nine months ended February 28,		Increase/
(Dollar amounts in millions)	2007	2006	(Decrease)
Interest income	$790	$747	$43
Interest expense	(742)	(712)	(30)
Net interest income	48	35	13
Provision for loan losses	-	(23)	23
Net interest income after provision for loan losses	48	12	36

Non-interest income:
Rental and other income	1	2	(1)
Derivative cash settlements	66	52	14
Results of operations of foreclosed assets	8	12	(4)
Gain on sale of building and land	-	44	(44)
Total non-interest income	75	110	(35)

Non-interest expense:
Salaries and employee benefits	(25)	(24)	(1)
Other general and administrative expenses	(12)	(13)	1
Provision for guarantee liability	-	(2)	2
Derivative forward value	(110)	(65)	(45)
Foreign currency adjustments	(16)	26	(42)
Loss on sale of loans	(2)	-	(2)
Total non-interest expense	(165)	(78)	(87)

(Loss) income prior to income taxes and minority interest	(42)	44	(86)

Income taxes	1	(2)	3
Minority interest	1	(5)	6
Net (loss) income	$(40)	$37	$(77)

TIER (1)	-	1.05
Adjusted TIER (2)	1.12	1.12

(1) For the nine months ended February 28, 2007, the Company reported a net loss of $40 million thus the TIER calculation results in a value below 1.00.
(2) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net income, to include minority interest in net income and to include all derivative cash settlements in the interest expense. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the nine months ended February 28,		Increase/
	2007	2006	(Decrease)
Interest income	5.79%	5.43%	0.36%
Interest expense	(5.44)%	(5.18)%	(0.26)%
Net interest income	0.35%	0.25%	0.10%
Provision for loan losses	-	(0.17)%	0.17%
Net interest income after provision for loan losses	0.35%	0.08%	0.27%

Non-interest income:
Rental and other income	0.01%	0.01%	-
Derivative cash settlements	0.48%	0.38%	0.10%
Results of operations of foreclosed assets	0.06%	0.09%	(0.03)%
Gain on sale of building and land	-	0.32%	(0.32)%
Total non-interest income	0.55%	0.80%	(0.25)%

Non-interest expense:
Salaries and employee benefits	(0.18)%	(0.18)%	-
Other general and administrative expenses	(0.09)%	(0.09)%	-
Provision for guarantee liability	-	(0.01)%	0.01%
Derivative forward value	(0.81)%	(0.47)%	(0.34)%
Foreign currency adjustments	(0.12)%	0.19%	(0.31)%
Loss on sale of loans	(0.01)%	-	(0.01)%
Total non-interest expense	(1.21)%	(0.56)%	(0.65)%
(Loss) income prior to income taxes and minority interest	(0.31)%	0.32%	(0.63)%

Income taxes	0.01%	(0.01)%	0.02%
Minority interest	0.01%	(0.04)%	0.05%
Net (loss) income	(0.29)%	0.27%	(0.56)%

Adjusted net interest income (1)	0.83%	0.63%	0.20%
Adjusted income prior to income taxes and minority interest (2)	0.62%	0.60%	0.02%

(1) Adjusted to include derivative cash settlements in the interest expense. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.
(2) Adjusted to exclude derivative forward value and foreign currency adjustments. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

CFC's net interest income will increase or decrease due to changes in loan volume and the rate that it receives on its loans and pays on its sources of funding, respectively. CFC's loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to interest income, interest expense and net interest income due to changes in loan volume versus changes to interest rates. The analysis is consistent with the February 28, 2007 and 2006 consolidated statements of operations. For comparability purposes, average daily loan volume is used as the denominator in calculating interest income yield, interest expense rates and net interest income yield.

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

Volume Rate Variance Table
(Dollar amounts in millions)

	For the nine months ended February 28,
	2007			2006			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income
CFC	$16,370	$686	5.60%	$16,084	$624	5.18%	$11	$51	$62
RTFC	1,480	81	7.32%	1,840	100	7.29%	(19)	-	(19)
NCSC	385	23	7.97%	449	23	6.93%	(3)	3	-
Total	$18,235	$790	5.79%	$18,373	$747	5.43%	$(11)	$54	$43

Interest expense
CFC	$16,370	$(646)	(5.27)%	$16,084	$(598)	(4.96)%	$(10)	$(38)	$(48)
RTFC	1,480	(76)	(6.88)%	1,840	(95)	(6.90)%	19	-	19
NCSC	385	(20)	(6.91)%	449	(19)	(5.75)%	2	(3)	(1)
Total	$18,235	$(742)	(5.44)%	$18,373	$(712)	(5.18)%	$11	$(41)	$(30)

Net interest income
CFC	$16,370	$40	0.33%	$16,084	$26	0.22%	$1	$13	$14
RTFC	1,480	5	0.44%	1,840	5	0.39%	-	-	-
NCSC	385	3	1.06%	449	4	1.18%	(1)	-	(1)
Total	$18,235	$48	0.35%	$18,373	$35	0.25%	$-	$13	$13

Derivative cash settlements (3)
CFC	$12,635	$66	0.69%	$15,292	$53	0.46%	$(9)	$22	$13
NCSC	93	-	-	113	(1)	(1.07)%	-	1	1
Total	$12,728	$66	0.69%	$15,405	$52	0.45%	$(9)	$23	$14

Adjusted interest expense (4)
Total	$18,235	$(676)	(4.96)%	$18,373	$(660)	(4.80)%	$2	$(18)	$(16)

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

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the chart above is summarized as follows by income type and as a percentage of average loans outstanding:

	For the nine months ended February 28,
	2007		2006
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed rate loans (1)	$620		$557		$63
Interest on long-term variable rate loans (1)	90		121		(31)
Interest on short-term loans (1)	54		41		13
Total interest income on loans	764	5.60%	719	5.23%	45
Interest on investments (2)	6	0.04%	8	0.05%	(2)
Conversion fees (3)	8	0.06%	10	0.07%	(2)
Make-whole and prepayment fees (4)	4	0.03%	5	0.04%	(1)
Commitment and guarantee fees (5)	7	0.05%	5	0.04%	2
Other fees (6)	1	0.01%	-	-	1
Total interest income	$790	5.79%	$747	5.43%	$43

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
(6) Other fees include late payment fees charged on late loan payments and recognized when collected and other fees associated with syndication of loans that are deferred and amortized using the straight-line method. Additionally, other fees include the amortization of loan origination costs that are deferred and recognized over the life of the facility as an addition to interest income using the straight-line method which approximates the interest method.

The $43 million or 6% increase to the total interest income for the nine months ended February 28, 2007 as compared to the prior year period was due to the increase to CFC loan interest rates in the markets offset by lower loan volume. Since February 28, 2006, the Company raised variable interest rates by approximately 65 basis points, while fixed interest rates remained relatively stable. For the nine months ended February 28, 2007, the Company had a reduction to interest income of $61 million due to non-accrual loans compared to a reduction of $58 million for the prior year period. The decrease in average loan volume is due to the further reduction of RTFC loans during the nine months ended February 28, 2007.

The $62 million increase in CFC interest income for the nine months ended February 28, 2007 as compared to the prior year period was due to the increase in interest rates and loan volume partly offset by the impact of non-accrual loans. The impact on CFC interest income of non-accrual loans was a reduction of $30 million for the nine months ended February 28, 2007 as compared to $26 million for the prior year period. The impact of non-accrual loans on interest income is included in the rate variance in the chart above. The $19 million decrease in RTFC interest income for the nine months ended February 28, 2007 as compared to the prior year period was due to the reduction in the balance of RTFC loans outstanding. The impact on RTFC interest income of non-accrual loans was a reduction of $31 million and $32 million, respectively, for the nine months ended February 28, 2007 and 2006.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the chart above is summarized as follows by income type and as a percentage of average loans outstanding:

	For the nine months ended February 28,
	2007		2006
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense - commercial paper and bid notes (1)	$135		$89		$46
Interest expense - medium-term notes (1)	272		302		(30)
Interest expense - collateral trust bonds (1)	157		209		(52)
Interest expense - subordinated deferrable debt (1)	25		35		(10)
Interest expense - subordinated certificates (1)	36		35		1
Interest expense - long-term private debt (1)	89		25		64
Total interest expense on debt	714	5.24%	695	5.06%	19
Debt issuance costs (2)	14	0.10%	5	0.04%	9
Derivative cash settlements, net (3)	-	-	3	0.02%	(3)
Commitment and guarantee fees (4)	12	0.09%	7	0.05%	5
Other fees	2	0.01%	2	0.01%	-
Total interest expense	$742	5.44%	$712	5.18%	$30

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

The $30 million increase to the total interest expense for the nine months ended February 28, 2007 as compared to the prior year period was due to the increase to interest rates in the markets and an increase in guarantee fees expensed due to the increase in REDLG debt outstanding. Additionally, amortization of debt issuance costs increased in the period ended February 28, 2007 due to the write-off of $5 million of unamortized debt issuance costs associated with the early redemption of subordinated deferrable debt and the issuance of $1.6 billion of extendible term debt with an initial maturity, and therefore amortization period, of 13 months.

The adjusted interest expense, which includes all derivative cash settlements, for the nine months ended February 28, 2007 increased by $16 million compared to the prior year period due to the $30 million increase to interest expense noted above offset by the $14 million increase in derivative cash settlements described below. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income
The change in the line items described above resulted in an increase in net interest income of $13 million for the nine months ended February 28, 2007 compared to the prior year period. The adjusted net interest income, which includes all derivative cash settlements, for the nine months ended February 28, 2007 was $114 million, an increase of $27 million from the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense, and therefore net interest income.

Provision for Loan Losses
No provision for loan losses was recorded during the nine months ended February 28, 2007 as there was no change in the estimated loss exposure in the portfolio at February 28, 2007 as compared to May 31, 2006. The provision for loan losses of $23 million recorded during the nine months ended February 28, 2006 was primarily due to an increase in the calculated loan impairments during the period.

Derivative Cash Settlements
The $14 million increase in cash settlements for the nine months ended February 28, 2007 compared to the prior year period is due to a $31 million payment received as a result of the termination of two exchange agreements offset by both a decrease to the net rate earned by the Company on exchange agreements and the reduction in the average notional amount of derivatives outstanding as compared to the prior year period.

Results of Operations of Foreclosed Assets
Income from the operation of foreclosed assets decreased by $4 million for the nine months ended February 28, 2007 compared to the prior year period due to the gain of $4 million related to the sale of real estate assets in August 2005. At February 28, 2007, the remaining balance of foreclosed assets is comprised of notes receivable which the Company continues to service.

Gain on Sale of Building and Land
On October 18, 2005, CFC closed on the sale of its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. resulting in a gain of $44 million for the nine months ended February 28, 2006. This gain was offset by an additional $1 million of transaction related expenses recognized during the fourth quarter of fiscal year 2006.

Provision for Guarantee Liability
There was a decrease of $2 million to the required provision for the guarantee liability during the nine months ended February 28, 2007 compared to the prior year period. For the nine months ended February 28, 2007 and 2006, substantially all guarantees were issued by CFC.

Derivative Forward Value
The $45 million decrease in the derivative forward value during the nine months ended February 28, 2007 compared to the prior year period is due to the reversal of the previously recorded $31 million derivative asset related to the terminated interest rate exchange agreements, changes in the estimate of future interest rates over the remaining life of the derivative contracts and a 17% reduction in the average notional amount of derivatives outstanding.

Foreign Currency Adjustment
The Company's foreign currency adjustment for the nine months ended February 28, 2007 decreased by $42 million compared to the prior year period. A significant increase in the value of the Euro versus the value of the U.S. dollar during the nine months ended February 28, 2007 resulted in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations. During the prior year period, there was a decrease in the exchange rate between the Euro and the U.S. dollar.

Loss on Sale of Loans
On February 15, 2007, the Company sold distribution loans with outstanding principal balances totaling $366 million in a loan securitization transaction. The Company received $366 million of cash in exchange for the loans, which represents the full principal amount of the loans sold. The Company incurred $0.7 million of costs associated with the transaction and had $0.8 million of unamortized deferred loan origination costs for the loans sold and accordingly the Company recorded a loss on sale of loans totaling $1.5 million during the nine months ended February 28, 2007. The Company has no retained interest in the securitized loans and thus is not required to record such retained interests at fair value. The Company services the loans in return for a market fee of 30 basis points and thus does not record a servicing asset or liability.

Net Loss
The change in the line items described above resulted in a net loss of $40 million for the nine months ended February 28, 2007 compared to net income of $37 million for the prior year period. The adjusted net income, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $85 million, compared to $81 million for the prior year period. The adjusted net income for the nine months ended February 28, 2006 included a $44 million gain on the sale of building and land. The adjusted net income for the nine months ended February 28, 2006, excluding the gain on the sale of building and land, was $37 million. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net income.

Three Months Ended February 28, 2007 versus February 28, 2006
The following chart presents the results of operations for the three months ended February 28, 2007 versus February 28, 2006.

	For the three months ended February 28,		Increase/
(Dollar amounts in millions)	2007	2006	(Decrease)
Interest income	$265	$254	$11
Interest expense	(244)	(241)	(3)
Net interest income	21	13	8
Provision for loan losses	-	(20)	20
Net interest income (expense) after provision for loan losses	21	(7)	28

Non-interest income:
Rental and other income	-	1	(1)
Derivative cash settlements	41	15	26
Results of operations of foreclosed assets	2	3	(1)
Gain on sale of building and land	-	6	(6)
Total non-interest income	43	25	18

Non-interest expense:
Salaries and employee benefits	(8)	(8)	-
Other general and administrative expenses	(3)	(5)	2
Provision for guarantee liability	-	(4)	4
Derivative forward value	-	(14)	14
Foreign currency adjustments	1	(8)	9
Loss on sale of loans	(2)	-	(2)
Total non-interest expense	(12)	(39)	27

Income (loss) prior to income taxes and minority interest	52	(21)	73

Minority interest	-	(1)	1
Net income (loss)	$52	$(22)	$74

TIER (1)	1.21	-
Adjusted TIER (2)	1.25	1.01

(1) For the three months ended February 28, 2006, the Company reported a net loss of $22 million thus the TIER calculation results in a value below 1.00.
(2) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net income, to include minority interest in net income and to include all derivative cash settlements in the interest expense. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the three months ended February 28,		Increase/
	2007	2006	(Decrease)
Interest income	5.94%	5.61%	0.33%
Interest expense	(5.47)%	(5.32)%	(0.15)%
Net interest income	0.47%	0.29%	0.18%
Provision for loan losses	-	(0.44)%	0.44%
Net interest income (expense) after provision for loan losses	0.47%	(0.15)%	0.62%

Non-interest income:
Rental and other income	-	0.02%	(0.02)%
Derivative cash settlements	0.92%	0.33%	0.59%
Results of operations of foreclosed assets	0.05%	0.07%	(0.02)%
Gain on sale of building and land	-	0.13%	(0.13)%
Total non-interest income	0.97%	0.55%	0.42%

Non-interest expense:
Salaries and employee benefits	(0.18)%	(0.18)%	-
Other general and administrative expenses	(0.07)%	(0.11)%	0.04%
Provision for guarantee liability	-	(0.09)%	0.09%
Derivative forward value	-	(0.31)%	0.31%
Foreign currency adjustments	0.02%	(0.18)%	0.20%
Loss on sale of loans	(0.04)%	-	(0.04)%
Total non-interest expense	(0.27)%	(0.87)%	0.60%
Income (loss) prior to income taxes and minority interest	1.17%	(0.47)%	1.64%

Minority interest	-	(0.02)%	0.02%
Net income (loss)	1.17%	(0.49)%	1.66%

Adjusted net interest income (1)	1.39%	0.62%	0.77%
Adjusted income prior to income taxes and minority interest (2)	1.15%	0.02%	1.13%

(1) Adjusted to include derivative cash settlements in the interest expense. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.
(2) Adjusted to exclude derivative forward value and foreign currency adjustments. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

CFC's net interest income will increase or decrease due to changes in loan volume and the rate that it receives on its loans and pays on its sources of funding, respectively. CFC's loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to interest income, interest expense and net interest income due to changes in loan volume versus changes to interest rates. The analysis is consistent with the February 28, 2007 and 2006 consolidated statements of operations. For comparability purposes, average daily loan volume is used as the denominator in calculating interest income yield, interest expense rates and net interest income yield.

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

Volume Rate Variance Table
(Dollar amounts in millions)

	For the three months ended February 28,
	2007			2006			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income
CFC	$16,301	$232	5.76%	$16,229	$216	5.38%	$1	$15	$16
RTFC	1,419	26	7.33%	1,668	30	7.33%	(4)	-	(4)
NCSC	360	7	8.67%	455	8	7.24%	(2)	1	(1)
Total	$18,080	$265	5.94%	$18,352	$254	5.61%	$(5)	$16	$11

Interest expense
CFC	$16,301	$(214)	(5.31)%	$16,229	$(205)	(5.11)%	$(1)	$(8)	$(9)
RTFC	1,419	(24)	(6.87)%	1,668	(29)	(6.92)%	4	1	5
NCSC	360	(6)	(7.15)%	455	(7)	(6.18)%	2	(1)	1
Total	$18,080	$(244)	(5.47)%	$18,352	$(241)	(5.32)%	$5	$(8)	$(3)

Net interest income
CFC	$16,301	$18	0.45%	$16,229	$11	0.27%	$-	$7	$7
RTFC	1,419	2	0.46%	1,668	1	0.41%	-	1	1
NCSC	360	1	1.52%	455	1	1.06%	-	-	-
Total	$18,080	$21	0.47%	$18,352	$13	0.29%	$-	$8	$8

Derivative cash settlements (3)
CFC	$12,636	$41	1.31%	$15,364	$15	0.39%	$(3)	$29	$26
NCSC	89	-	-	107	-	-	-	-	-
Total	$12,725	$41	1.31%	$15,471	$15	0.39%	$(3)	$29	$26

Adjusted interest expense (4)
Total	$18,080	$(203)	(4.55)%	$18,352	$(226)	(4.99)%	$2	$21	$23

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

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the chart above is summarized as follows by income type and as a percentage of average loans outstanding:

	For the three months ended February 28,
	2007		2006
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed rate loans (1)	$208		$196		$12
Interest on long-term variable rate loans (1)	28		33		(5)
Interest on short-term loans (1)	18		16		2
Total interest income on loans	254	5.70%	245	5.41%	9
Interest on investments (2)	3	0.07%	3	0.07%	-
Conversion fees (3)	2	0.04%	3	0.07%	(1)
Make-whole and prepayment fees (4)	3	0.07%	1	0.02%	2
Commitment and guarantee fees (5)	2	0.04%	2	0.04%	-
Other fees (6)	1	0.02%	-	-	1
Total interest income	$265	5.94%	$254	5.61%	$11

(1) Represents interest income on loans to members
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
(6) Other fees include late payment fees charged on late loan payments and recognized when collected and other fees associated with syndication of loans that are deferred and amortized using the straight-line method. Additionally, other fees include the amortization of loan origination costs that are deferred and recognized over the life of the facility as an addition to interest income using the straight-line method which approximates the interest method.

The $11 million or 4% increase to the total interest income for the quarter ended February 28, 2007 as compared to the prior year period was due to the increase to CFC loan interest rates. Since February 28, 2006, the Company raised variable interest rates by approximately 65 basis points, while fixed interest rates remained relatively stable. For the quarters ended February 28, 2007 and 2006, the Company had a reduction to interest income of $20 million due to non-accrual loans.

The $16 million increase in CFC interest income was due to the increase in interest rates on CFC loans and the increase in CFC loans outstanding partly offset by the impact of non-accrual loans. The impact on CFC interest income of non-accrual loans was a reduction of $10 million for the quarter ended February 28, 2007 as compared to $9 million for the prior year period. The impact of non-accrual loans on interest income is included in the rate variance in the chart above. The $4 million decrease in RTFC interest income was due to the reduction in the balance of RTFC loans outstanding. The impact on RTFC interest income of non-accrual loans was a reduction of $10 million and $11 million, respectively, for the quarter ended February 28, 2007 and 2006.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the chart above is summarized as follows by income type and as a percentage of average loans outstanding:

	For the three months ended February 28,
	2007		2006
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense - commercial paper and bid notes (1)	$39		$33		$6
Interest expense - medium-term notes (1)	90		99		(9)
Interest expense - collateral trust bonds (1)	56		69		(13)
Interest expense - subordinated deferrable debt (1)	8		11		(3)
Interest expense - subordinated certificates (1)	12		11		1
Interest expense - long-term private debt (1)	29		12		17
Total interest expense on debt	234	5.25%	235	5.19%	(1)
Debt issuance costs (2)	5	0.11%	1	0.02%	4
Derivative cash settlements, net (3)	-	-	1	0.02%	(1)
Commitment and guarantee fees (4)	4	0.09%	3	0.07%	1
Other fees	1	0.02%	1	0.02%	-
Total interest expense	$244	5.47%	$241	5.32%	$3

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

The $3 million increase to the total interest expense for the quarter ended February 28, 2007 as compared to the prior year period was primarily due to issuance of $1.6 billion of extendible term debt in the current year period with an initial maturity, and therefore amortization period, of 13 months. The increase to total interest expense was partly offset by the decrease due to lower loan volume.

The adjusted total interest expense, which includes all derivative cash settlements, for the quarter ended February 28, 2007 decreased by $23 million compared to the prior year period due to the $26 million increase in derivative cash settlements described below offset by the $3 million increase to interest expense noted above. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income
The change in the line items described above resulted in an increase in net interest income of $8 million for the quarter ended February 28, 2007 compared to the prior year period. The adjusted net interest income, which includes all derivative cash settlements, for the quarter ended February 28, 2007 was $62 million, an increase of $34 million from the prior year period. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense, and therefore net interest income.

Provision for Loan Losses
No provision for loan losses was recorded during the quarter ended February 28, 2007 as there was no change in the estimated loss exposure in the portfolio at February 28, 2007 as compared to May 31, 2006. The provision for loan losses of $20 million recorded during the quarter ended February 28, 2006 was primarily due to an increase in the calculated loan impairments during the period.

Derivative Cash Settlements
The $26 million increase in cash settlements for the quarter ended February 28, 2007 compared to the prior year period is primarily due to a $31 million payment received due to the termination of two exchange agreements offset by both a decrease to the net rate earned by the Company on exchange agreements and a reduction in the average notional amount of derivatives outstanding as compared to the prior year period.

Results of Operations of Foreclosed Assets
Income from the operation of foreclosed assets decreased by $1 million for the quarter ended February 28, 2007 compared to the prior year period due to the $1 million additional gain recognized during the prior year period related to the sale of real estate assets in August 2005. At February 28, 2007, the remaining balance of foreclosed assets is comprised of notes receivable which the Company continues to service.

Gain on Sale of Building and Land
On October 18, 2005, CFC closed on the sale of its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. In January 2006, an additional gain of $6 million was recognized due to the release of funds held in escrow when certain conditions were met.

Provision for Guarantee Liability
There was a decrease of $4 million to the required provision for the guarantee liability during the quarter ended February 28, 2007 compared to the prior year period. For the quarter February 28, 2007 and 2006, substantially all guarantees were issued by CFC.

Derivative Forward Value
The $14 million increase in the derivative forward value during the quarter ended February 28, 2007 compared to the prior year period is due to the reversal of the previously recorded $31 million derivative asset related to the terminated interest rate exchange agreements, changes in the estimate of future interest rates over the remaining life of the derivative contracts and an 18% reduction to the average notional amount of derivatives outstanding.

Foreign Currency Adjustment
The Company's foreign currency adjustment for the quarter ended February 28, 2007 increased by $9 million compared to the prior year period. A decrease in the value of the Euro versus the value of the U.S. dollar during the quarter ended February 28, 2007 resulted in a decrease in the recorded U.S. dollar value of foreign denominated debt and therefore the recognition of income on the consolidated statements of operations. During the prior period quarter, there was an increase in the exchange rate between the Euro and the U.S. dollar.

Loss on Sale of Loans
On February 15, 2007, the Company sold distribution loans with outstanding principal balances totaling $366 million in a loan securitization transaction. The Company received $366 million of cash in exchange for the loans, which represents the full principal amount of the loans sold. The Company incurred $0.7 million of costs associated with the transaction and had $0.8 million of unamortized deferred loan origination costs for the loans sold and accordingly the Company recorded a loss on sale of loans totaling $1.5 million during the three months ended February 28, 2007. The Company has no retained interest in the securitized loans and thus is not required to record such retained interests at fair value. The Company services the loans in return for a market fee of 30 basis points and thus does not record a servicing asset or liability.

Net Loss
The change in the line items described above resulted in net income of $52 million for the quarter ended February 28, 2007 compared to a net loss of $22 million for the prior year period. The adjusted net income, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $51 million compared to $1 million for the prior year period. The adjusted net income for the quarter ended February 28, 2006 included a $6 million gain on the sale of the building. The adjusted net loss for the quarter ended February 28, 2006, excluding the gain on the sale of the building, was $5 million. See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net income.

Ratio of Earnings to Fixed Charges
The following chart provides the calculation of the ratio of earnings to fixed charges for the three and nine months ended February 28, 2007 and 2006. The ratio of earnings to fixed charges is the same calculation as TIER. See the Results of Operations for discussion on TIER and adjustments that the Company makes to the TIER calculation.

	Three months ended February 28,			Nine months ended February 28,
(Dollar amounts in thousands)	2007	2006		2007		2006
Income (loss) prior to cumulative effect of
change in accounting principle	$52,241	$(21,919	) $	(39,917	) $	36,493
Add: fixed charges	243,969	240,198		741,685		711,568

Earnings available for fixed charges	$296,210	$218,279		$701,768		$748,061

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$243,969	$240,198		$741,685		$711,568

Ratio of earnings to fixed charges (1)	1.21	-		-		1.05

(1) For the three months ended February 28, 2006 and the nine months ended February 28, 2007, earnings were insufficient to cover fixed charges by $22 million and $40 million, respectively.

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

The following chart summarizes loans by type and by segment:

	Loans by Type				Increase/
(Dollar amounts in millions)	February 28, 2007		May 31, 2006		(Decrease)
Long-term loans (1):
Long-term fixed rate loans	$14,614	82%	$14,763	80%	$(149)
Long-term variable rate loans	2,130	12%	2,570	14%	(440)
Total long-term loans	16,744	94%	17,333	94%	(589)
Short-term loans (1)	1,085	6%	1,028	6%	57
Total loans	$17,829	100%	$18,361	100%	$(532)

	Loans by Segment				Increase/
(Dollar amounts in millions)	February 28, 2007		May 31, 2006		(Decrease)
CFC:
Distribution	$12,632	71%	$12,859	70%	$(227)
Power supply	2,814	15%	2,811	15%	3
Statewide and associate	110	1%	125	1%	(15)
CFC Total	15,556	87%	15,795	86%	(239)
RTFC	1,930	11%	2,162	12%	(232)
NCSC	343	2%	404	2%	(61)
Total	$17,829	100%	$18,361	100%	$(532)

(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.

The Company's loans outstanding have decreased $532 million or 3% during the nine months ended February 28, 2007. Long-term fixed rate loans at February 28, 2007 and May 31, 2006 represented 87% and 85%, respectively, of total long-term loans. Loans converting from a variable rate to a fixed rate for the nine months ended February 28, 2007 totaled $288 million, which was offset by $165 million of loans that converted from a fixed rate to a variable rate. This resulted in a net conversion of $123 million from a variable rate to a fixed rate for the nine months ended February 28, 2007. For the nine months ended February 28, 2006, loans converting from a variable rate to a fixed rate totaled $1,620 million, which was offset by $74 million of loans that converted from a fixed rate to a variable rate. This resulted in a net conversion of $1,546 million from a variable rate to a fixed rate for the nine months ended February 28, 2006.

The following chart summarizes loans and guarantees outstanding by segment at:

					Increase/
(Dollar amounts in millions)	February 28, 2007		May 31, 2006		(Decrease)
CFC:
Distribution	$12,803	67%	$12,929	67%	$(126)
Power supply	3,724	20%	3,733	19%	(9)
Statewide and associate	135	1%	158	1%	(23)
CFC Total	16,662	88%	16,820	87%	(158)
RTFC	1,930	10%	2,162	11%	(232)
NCSC	420	2%	458	2%	(38)
Total	$19,012	100%	$19,440	100%	$(428)

The following table summarizes the RTFC segment loans and guarantees outstanding:

					Increase/
(Dollar amounts in millions)	February 28, 2007		May 31, 2006		(Decrease)
Rural local exchange carriers	$1,654	86%	$1,815	84%	$(161)
Cable television providers	156	8%	179	8%	(23)
Long distance carriers	51	3%	89	5%	(38)
Fiber optic network providers	40	2%	41	2%	(1)
Competitive local exchange carriers	22	1%	28	1%	(6)
Wireless providers	3	-	5	-	(2)
Other	4	-	5	-	(1)
Total	$1,930	100%	$2,162	100%	$(232)

The Company's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At February 28, 2007 and May 31, 2006, loans outstanding to members in any one state or territory did not exceed 15% and 16%, respectively, of total loans outstanding.

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

At February 28, 2007 and May 31, 2006, the total exposure outstanding to any one borrower or controlled group did not exceed 3% of total loans and guarantees outstanding. At February 28, 2007, the ten largest borrowers included six distribution systems, two power supply systems and two telecommunications system. At May 31, 2006, the ten largest borrowers included four distribution systems, five power supply systems and one telecommunications system.

The following chart shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment at:

	February 28, 2007		May 31, 2006
(Dollar amounts in millions)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$3,285		$3,140
Guarantees	77		267
Total credit exposure to ten largest borrowers	$3,362	18%	$3,407	18%

Total by segment:
CFC	$2,672		$2,856
RTFC	690		488
NCSC	-		63
Total credit exposure to ten largest borrowers	$3,362	18%	$3,407	18%

Security Provisions
Except when providing line of credit loans, the Company typically lends to its members on a senior secured basis. Long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. Guarantee reimbursement obligations are typically secured on parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral received, borrowers are also required to set rates designed to achieve certain financial ratios.

The following table summarizes the Company's unsecured credit exposure as a percentage of total exposure by type and by segment at:

	February 28, 2007		May 31, 2006
(Dollar amounts in millions)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$1,492		$1,554
Guarantees	210		144
Total unsecured credit exposure	$1,702	9%	$1,698	9%

Total by segment:
CFC	$1,391		$1,358
RTFC	234		241
NCSC	77		99
Total unsecured credit exposure	$1,702	9%	$1,698	9%

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria are met:
*	principal or interest payments on any loan to the borrower are past due 90 days or more,
*	as a result of court proceedings, repayment on the original terms is not anticipated, or
*	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, CFC typically places the loan on non-accrual status and reverses all accrued and unpaid interest back to the date of the last payment. The Company generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition. At February 28, 2007 and May 31, 2006, the Company had non-performing loans outstanding in the amount of $541 million and $578 million, respectively. All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At February 28, 2007 and May 31, 2006, non-performing loans include $490 million and $488 million, respectively, to Innovative Communication Corporation ("ICC"). All loans to ICC have been on non-accrual status since February 1, 2005. ICC has not made debt service payments to the Company since June 2005. RTFC is the primary secured lender to ICC.

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

On July 31, 2006, ICC's immediate parent, Emerging Communication, Inc. ("Emcom") and Emcom's parent, Innovative Communication Company LLC ("ICC-LLC") each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division, and Prosser, individually, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of the Virgin Islands. Prosser's case has been transferred to the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division. Each of the debtors is obligated to RTFC, for certain obligations of ICC, including court judgments. On September 25, 2006, ICC-LLC, Emcom and Prosser jointly filed a motion in the voluntary bankruptcy proceedings seeking court authority to assume the agreement under which each is obligated to satisfy the RTFC judgments. The debtors filed the motion in order to request a ruling that they could satisfy the RTFC judgments at a discount. On November 7, 2006, the bankruptcy court denied the motion without prejudice to refiling, finding that assumption of the agreement was impossible under the debtors' then-proposed cure provisions. The bankruptcy estates continue to seek a sale or refinancing of their assets in an effort to satisfy their debts to RTFC.

On December 1, 2006, RTFC filed a motion to lift the automatic stay in bankruptcy in the Emcom case, seeking permission to enforce RTFC's security interest in the common stock of ICC in partial satisfaction of its judgments. An evidentiary hearing was held on January 9, 2007 and on February 13, 2007, the Court denied the motion in conjunction with an order appointing a Chapter 11 Trustee for the bankruptcy estates of ICC-LLC and Emcom.

On December 19, 2006, the United States Trustee filed a motion to appoint Chapter 11 trustees for the bankruptcy estates of ICC-LLC and Emcom, asserting that the appointment of a trustee was in the "best interest of the creditors and other interest holders." On February 13, 2007, the Court granted the motion, and on March 15, 2007 approved the appointment of a Chapter 11 Trustee for the estates of ICC-LLC and Emcom. Prosser, ICC-LLC and Emcom on February 20, 2007, filed a notice of appeal with the District Court relative to the Bankruptcy Judge's orders granting the U.S. Trustee's motion to appoint a Chapter 11 trustee. The appeal is pending.

Also on December 19, 2006, the Greenlight Entities filed a motion to convert Prosser's individual bankruptcy case from Chapter 11 reorganization to Chapter 7 liquidation, which would require appointment of a Chapter 7 trustee for the bankruptcy estate. On December 19, 2006, RTFC filed a motion to convert and joinder in support of the Greenlight Entities' motion to convert Prosser's individual case to Chapter 7. On February 13, 2007, the Court denied the motions to convert but ordered the appointment of an examiner with powers to investigate Prosser's finances. On March 12, 2007, in furtherance of orders entered on February 13, 2007 by the Bankruptcy Judge, the United States Trustee appointed an examiner for the Chapter 11 bankruptcy estate of Prosser, individually.

On March 14, 2007, ICC and certain affiliates filed a request for emergency relief before the U.S. District Court challenging the authority of the Chapter 11 Trustee to perform his obligations, and on March 15, 2007, the District Judge denied the request for a temporary restraining order.

Any transfer of control of a regulated telecommunications or cable television business, or sale or assignment of such business's regulated assets, may require the prior consent of regulatory authorities, including the Federal Communications Commission, the U.S. Virgin Islands Public Services Commission, and foreign governments.

For a more detailed description of the contingencies related to the non-performing loans outstanding to ICC, see Note 13 to the consolidated financial statements. Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at February 28, 2007.

Non-performing loans at February 28, 2007 and May 31, 2006 include a total of $51 million and $90 million, respectively, to VarTec Telecom, Inc. ("VarTec"). At February 28, 2007 and May 31, 2006, all loans to VarTec were on non-accrual status, resulting in the application of all payments received against principal.

Final proceeds from the closing of the Domestic Assets Sale were received in June 2006 totaling $40 million. On June 19, 2006, the Chapter 11 proceedings were converted to Chapter 7 proceedings and a Chapter 7 trustee was appointed for each of the estates.

RTFC will continue to pursue collection of claims from the estate during the bankruptcy proceeding.

The adversary proceeding filed by the Official Committee of Unsecured Creditors (the "UCC"), identified payments made by VarTec to RTFC of approximately $141 million, but does not specify damages sought. On November 14, 2006, the plaintiff supplemented its required disclosures and asserted alternative calculations of damages under its various legal theories, ranging from $32 million to $235 million. RTFC and the Trustee each have filed motions for summary judgment regarding disposition of all or a substantial portion of the Trustee's remaining claims; a hearing on the motions was held on April 9, 2007 but the judge has not yet ruled on the motions. Trial, if necessary, on the merits of the remaining claims is currently scheduled for May 21, 2007. The trial date is subject to change.

At February 28, 2007, there was $9 million outstanding from RTFC to VarTec on the court approved debtor-in-possession loan ("DIP"). RTFC may consider providing the estate with further DIP funding to pursue the collection of various claims.

For a more detailed description of the contingencies related to the non-performing loans outstanding to VarTec, see Note 13 to the consolidated financial statements. Based on its analysis, the Company believes that it is adequately reserved for its exposure to VarTec at February 28, 2007.

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

At February 28, 2007 and May 31, 2006, restructured loans totaled $610 million and $630 million, respectively. A total of $551 million and $569 million of restructured loans were on non-accrual status with respect to the recognition of interest income at February 28, 2007 and May 31, 2006, respectively. At February 28, 2006, there were $575 million of restructured loans on non-accrual status.

At February 28, 2007 and May 31, 2006, the Company had $551 million and $569 million, respectively, of loans outstanding to Denton County Electric Cooperative, Inc. d/b/a CoServ Electric ("CoServ"). All CoServ loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at February 28, 2007 and May 31, 2006 represented 3% and 2.9%, respectively, of the Company's total loans and guarantees outstanding. To date, CoServ has made all required payments under the restructured loan. Under the agreement, CoServ will be required to make quarterly payments to CFC through 2037. Additionally, as part of the restructuring, CFC may be obligated to provide up to $200 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. In December 2006, CFC advanced $20 million to CoServ under this loan facility which represented the full amount outstanding as of February 28, 2007.

For a more detailed description of the contingencies related to the loans outstanding to CoServ, see Note 13 to the consolidated financial statements. Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at February 28, 2007.

At February 28, 2007 and May 31, 2006, total restructured loans included a total of $52 million and $54 million, respectively in loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer"). Pioneer was current with respect to all debt service payments at February 28, 2007. All loans to Pioneer remain on accrual status with respect to the recognition of interest income. CFC is the principal creditor to Pioneer.

For a more detailed description of the contingencies related to the loans outstanding to Pioneer, see Note 13 to the consolidated financial statements. Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at February 28, 2007.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change. The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At February 28, 2007 and May 31, 2006, CFC had impaired loans totaling $1,145 million and $1,201 million, respectively. At February 28, 2007 and May 31, 2006, CFC had specifically reserved a total of $444 million and $447 million, respectively, to cover impaired loans.

The following chart presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

NON-PERFORMING AND RESTRUCTURED LOANS

(Dollar amounts in millions)	February 28, 2007	May 31, 2006
Non-performing loans	$541	$578
Percent of loans outstanding	3.04%	3.15%
Percent of loans and guarantees outstanding	2.84%	2.97%

Restructured loans	$610	$630
Percent of loans outstanding	3.42%	3.43%
Percent of loans and guarantees outstanding	3.21%	3.24%

Total non-performing and restructured loans	$1,151	$1,208
Percent of loans outstanding	6.46%	6.58%
Percent of loans and guarantees outstanding	6.05%	6.21%

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

Management makes recommendations to the board of directors of CFC regarding write-offs of loan balances. In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and the collateral securing the borrower's loans. Since inception in 1969, write-offs totaled $150 million and recoveries totaled $33 million for a net loss amount of $117 million. In the past five fiscal years and the first nine months of fiscal year 2007, write-offs totaled $51 million and recoveries totaled $16 million for a net write-off of $35 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below:

	For the nine months ended and as of		For the year ended and as of
	February 28,	February 28,	May 31,
(Dollar amounts in millions)	2007	2006	2006
Beginning balance	$611	$590	$590
Provision for loan losses	-	23	23
Net write-offs	-	-	(2)
Ending balance	$611	$613	$611

Loan loss allowance by segment:
CFC	$610	$612	$610
NCSC	1	1	1
Total	$611	$613	$611

As a percentage of total loans outstanding	3.43%	3.32%	3.33%
As a percentage of total non-performing loans outstanding	112.94%	109.07%	105.71%
As a percentage of total restructured loans outstanding	100.16%	105.33%	96.98%

CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance. Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.

Liabilities, Minority Interest and Equity

Outstanding Debt
The following chart provides a breakout of debt outstanding:

(Dollar amounts in millions)	February 28, 2007	May 31, 2006	Increase/ (Decrease)
Short-term debt:
Commercial paper (1)	$2,989	$3,255	$(266)
Bank bid notes	100	100	-
Long-term debt with remaining maturities less than one year	2,322	1,594	728
Foreign currency valuation account	227	245	(18)
Subordinated deferrable debt with remaining maturities less than one year	-	150	(150)
Total short-term debt	5,638	5,344	294
Long-term debt:
Collateral trust bonds	3,449	3,847	(398)
Notes payable	2,534	2,575	(41)
Medium-term notes	4,204	4,220	(16)
Total long-term debt	10,187	10,642	(455)
Subordinated deferrable debt	486	486	-
Members' subordinated certificates:
Membership certificates	649	651	(2)
Loan certificates	652	641	11
Guarantee certificates	123	136	(13)
Total members' subordinated certificates	1,424	1,428	(4)

Total debt outstanding	$17,735	$17,900	$(165)

Percentage of fixed rate debt (2)	82%	83%
Percentage of variable rate debt (3)	18%	17%
Percentage of long-term debt	68%	70%
Percentage of short-term debt	32%	30%

(1) Includes $219 million and $267 million related to the daily liquidity fund at February 28, 2007 and May 31, 2006, respectively.
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

Total debt outstanding at February 28, 2007 decreased by $165 million as compared to May 31, 2006 due primarily to the decrease to loans outstanding of $532 million resulting from the $366 million sale of loans in February 2007 and $166 million in net loan repayments. The $364 million net proceeds from the sale of loans was held as cash by the Company at February 28, 2007 and will be used in the repayment of the $965 million of debt maturing in March 2007.

In April 2007, the Company issued $570 million of 5.45% collateral trust bonds due April 2017. Additionally, the Company issued $250 million of floating rate extendible medium-term notes with an initial maturity date of May 2008 which may be extended at the option of the holders to May 2014. The Company also issued $300 million of floating rate extendible medium-term notes with an initial maturity date of April 2009 which may be extended at the option of the holders to April 2014.

At February 28, 2007 and May 31, 2006, the Company had a total of $660 million and $960 million, respectively, of foreign denominated debt. As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance. To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt for the current period is reported on the consolidated statements of operations as foreign currency adjustments. At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity. At February 28, 2007 and May 31, 2006, the reported amount of foreign denominated debt includes a valuation adjustment of $227 million and $245 million, respectively due to changes in the value of the Euro and Australian dollar versus the U.S. dollar since the time the debt was issued.

Minority Interest
Minority interest on the consolidated balance sheets at February 28, 2007 and May 31, 2006 was $18 million and $22 million, respectively. During the nine months ended February 28, 2007, the balance of minority interest decreased by $1 million of minority interest net loss for the nine months ended February 28, 2007 and the retirement of $2 million of patronage capitol to RTFC members in January 2007.

Equity
The following chart provides a breakout of the equity balances:

(in millions)	February 28, 2007	May 31, 2006	Increase/ (Decrease)
Membership fees	$1	$1	$-
Education fund	1	1	-
Members' capital reserve	157	157	-
Allocated net income	302	386	(84)
Unallocated income	81	-	81
Total members' equity	542	545	(3)
Prior years cumulative derivative forward
value and foreign currency adjustments	229	229	-
Current period derivative forward value (1)	(106)	23	(129)
Current period foreign currency adjustments	(15)	(22)	7
Total retained equity	650	775	(125)
Accumulated other comprehensive income	12	13	(1)
Total equity	$662	$788	$(126)

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

At February 28, 2007, equity decreased $126 million from May 31, 2006 due to the retirement of $84 million of CFC patronage capital to its members and the net loss of $40 million for the nine months ended February 28, 2007.

Contractual Obligations
The following table summarizes the long-term contractual obligations at February 28, 2007 and the scheduled reductions by fiscal year.

(in millions)						More than 5
Instrument	2007	2008	2009	2010	2011	Years	Total
Long-term debt due in less than one year	$1,281	$1,268	$-	$-	$-	$-	$2,549
Long-term debt	-	1,636	1,062	1,481	520	5,488	10,187
Subordinated deferrable debt	-	-	-	-	-	486	486
Members' subordinated certificates (1)	3	11	19	5	19	1,062	1,119
Operating leases (2)	1	3	1	-	-	-	5
Contractual interest on long-term debt (3)	173	638	523	425	385	4,708	6,852
Total contractual obligations	$1,458	$3,556	$1,605	$1,911	$924	$11,744	$21,198

(1) Excludes loan subordinated certificates totaling $305 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $27 million. In fiscal year 2006, amortization represented 8% of amortizing loan subordinated certificates outstanding.
(2) Represents the payment obligation related to the Company's three-year lease of office space for its headquarters facility.
(3) Represents the interest obligation on the Company's debt based on terms and conditions at February 28, 2007.

Off-Balance Sheet Obligations
Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment:

	February 28,	May 31,	Increase/
(in millions)	2007	2006	(Decrease)
Total by type:
Long-term tax-exempt bonds	$614	$608	$6
Indemnifications of tax benefit transfers	112	124	(12)
Letters of credit	383	272	111
Other guarantees	74	75	(1)
Total	$1,183	$1,079	$104

Total by segment:
CFC	$1,106	$1,025	$81
NCSC	77	54	23
Total	$1,183	$1,079	$104

The increase in total guarantees outstanding at February 28, 2007 compared to May 31, 2006 is due to the $111 million increase to letters of credit and a new $39 million long-term tax-exempt bond offset by normal amortization on long-term tax-exempt bonds and tax benefit transfers. The increase to letters of credit is due to the $101 million increase in letters of credit to distribution systems and the $23 million increase in letters of credit to NCSC borrowers offset by the $13 million decrease in letters of credit to power supply systems and statewide and trade associations.

At February 28, 2007 and May 31, 2006, the Company had recorded a guarantee liability totaling $19 million and $17 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations.

The following table summarizes the off-balance sheet obligations at February 28, 2007 and the related principal amortization and maturities by fiscal year.

(in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2007	2008	2009	2010	2011	Years
Guarantees (1)	$ 1,183	$ 65	$ 246	$ 104	$ 177	$ 147	$ 444

(1) On a total of $588 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or put for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At February 28, 2007, the Company had unadvanced loan commitments totaling $13,103 million, an increase of $323 million compared to the balance of $12,780 million at May 31, 2006. Unadvanced commitments are loans for which loan contracts have been approved and executed, but funds have not been advanced. The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, it does not anticipate funding most of these commitments. Approximately 54% and 52%, respectively, of the outstanding commitments at February 28, 2007 and May 31, 2006 were for short-term or line of credit loans. Substantially all above mentioned credit commitments contain material adverse change clauses, thus for a borrower to qualify for the advance of funds, the Company must be satisfied that there has been no material change since the loan was approved.

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

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at February 28, 2007 was 29.35, an increase from 24.68 at May 31, 2006. The increase in the leverage ratio is due to a decrease of $126 million in total equity and an increase of $104 million in guarantees offset by a decrease of $110 million to total liabilities as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Financial Condition".

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At February 28, 2007 and May 31, 2006, the adjusted leverage ratio was 6.87 and 6.38, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The increase in the adjusted leverage ratio is due to a decrease in adjusted equity of $160 million, an increase of $104 million in guarantees and an increase of $71 million in adjusted liabilities. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

In addition to the adjustments made to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt to equity ratio, based on this formula at February 28, 2007 was 27.56, an increase from 23.31 at May 31, 2006. The increase in the debt to equity ratio is due to the decrease of $126 million to total equity offset by the decrease of $110 million to total liabilities as discussed under the Liabilities, Minority Interest and Equity section of "Financial Condition".

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity. At February 28, 2007 and May 31, 2006, the adjusted debt to equity ratio was 6.39 and 5.97, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.

Credit Ratings
The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings. The following table presents the Company's credit ratings at February 28, 2007.

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

Standard & Poor's Corporation and Moody's Investors Service have the Company's ratings on stable outlook and Fitch Ratings has the Company's ratings on positive outlook.

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

Sources of Liquidity
Capital Market Debt Issuance
At February 28, 2007, the Company had effective registration statements covering $475 million of collateral trust bonds, $3,682 million of medium-term notes and $165 million of subordinated deferrable debt. In March 2007, the Company amended its registration statement covering collateral trust bonds to increase it to $570 million. The Company has Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market of which $1 billion and $3.6 billion, respectively, was remaining at February 28, 2007. The Company has Board authorization to issue $1.6 billion of medium-term notes in the Australian market of which $1.6 billion was remaining at February 28, 2007. In addition, the Company has a commercial paper program under which it sells commercial paper to investors in the capital markets. The amount of commercial paper that can be sold is limited to the amount of backup liquidity available under the Company's revolving credit agreements.

In April 2007, the Company issued $570 million of collateral trust bonds due 2017, $250 million of floating rate extendible medium-term notes with a thirteen month initial maturity and $300 million of floating rate extendible medium-term notes with a two year initial maturity.

Private Debt Issuance
The Company made use of two sources of private debt issuance during fiscal year 2006. In July 2005, the Company issued $500 million of notes to Farmer Mac due in 2008 and secured such issuance with the pledge of loans to distribution systems as collateral. The Company is also authorized to borrow up to $2.5 billion under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program. At February 28, 2007, the Company had a total of $2 billion of funding outstanding as part of the REDLG program.

Member Loan Repayments
Scheduled repayments on long-term loans are expected to average $807 million a year for fiscal years 2007 to 2011. There has been significant prepayment activity over the past two fiscal years in the telecommunications loan programs. It is not anticipated that there will be significant loan prepayments over the next few years.

Member Loan Interest Payments
During the nine months ended February 28, 2007, interest income on the loan portfolio was $764 million, representing an average yield of 5.60% as compared to 5.23% for the nine months ended February 28, 2006. At February 28, 2007, 82% of the total loans outstanding had a fixed rate of interest and 18% of loans outstanding had a variable rate of interest. At February 28, 2007, a total of 6% of loans outstanding were on a non-accrual basis with respect to the recognition of interest income.

Bank Revolving Credit Facility
The following is a summary of the Company's revolving credit agreements:

(Dollar amounts in millions)	February 28, 2007	May 31, 2006	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,025	$1,025	March 21, 2007	0.05 of 1%

Five-year agreement	1,025	1,025	March 22, 2011	0.06 of 1%

Five-year agreement	1,975	1,975	March 23, 2010	0.09 of 1%

Total	$4,025	$4,025

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

Up-front fees of between 0.05 and 0.13 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at February 28, 2007, totaling in aggregate $3 million, which will be amortized on a straight-line basis over the life of the agreements. No upfront fees were paid to the banks for their commitment to the 364-day facility. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance. The utilization fees are 0.05 of 1% for the five-year agreement terminating on March 22, 2011 and the 364-day agreement terminating on March 21, 2007 and 0.10 of 1% for the five-year agreement terminating on March 23, 2010 outstanding at February 28, 2007.

Effective February 28, 2007 and May 31, 2006, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the nine months ended February 28, 2007 and at or for the year ended May 31, 2006:

		February 28,	May 31,
	Requirement	2007	2006

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.11	1.11

Minimum adjusted TIER at fiscal year end (1)	1.05	1.11	1.11

Maximum ratio of senior debt to total equity	10.00	6.74	6.26

(1) The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or rating triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Subsequent to the end of the quarter, the 364-day revolving credit agreement in place at February 28, 2007 totaling $1,025 million was replaced on March 16, 2007 with a new 364-day agreement totaling $1,125 million expiring on March 14, 2008. Any amount outstanding under the 364-day agreement may be converted to a one-year term loan at the end of the revolving credit period with a 0.10 of 1% per annum fee on the outstanding principal amount of the term loan. The facility fee for the 364-day facility is 0.05 of 1% per annum based on the pricing schedule in place at March 16, 2007. The five-year revolving credit agreement in place at February 28, 2007 totaling $1,975 million was replaced on March 16, 2007 with a new five-year agreement totaling $1,125 million expiring on March 16, 2012. The facility fee for the five-year facility is 0.06 of 1% per annum based on the pricing schedule in place at March 16, 2007. No upfront fees were paid to the banks for their commitment to the 364-day facility. Upfront fees of 0.03 of 1% were paid to the banks based on their commitment level to the five-year agreement totaling in aggregate $0.3 million. Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of 0.05 of 1% must be paid on the outstanding balance. CFC's five-year agreement totaling $1,025 million is still in effect and expires on March 22, 2011. The total committed credit available under the three current agreements was $3,275 million at March 16, 2007.

Member Investments
At February 28, 2007 and May 31, 2006, members funded 20.2% and 19.2%, respectively, of total assets as follows:

	February 28,		May 31,
	2007		2006		Increase/
(Dollar amounts in millions)	Amount	% of Total (1)	Amount	% of Total (1)	Decrease
Commercial paper (2)	$1,530	51%	$1,451	45%	$79
Medium-term notes	323	6%	255	4%	68
Members' subordinated certificates	1,424	100%	1,428	100%	(4)
Members' equity (3)	542	100%	545	100%	(3)
Total	$3,819		$3,679		$140
Percentage of total assets	20.2%		19.2%
Percentage of total assets less derivative assets (3)	20.6%		19.8%

(1) Represents the percentage of each line item outstanding to CFC members.
(2) Includes $219 million and $267 million related to the daily liquidity fund at February 28, 2007 and May 31, 2006, respectively.
(3) See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

Uses of Liquidity
Loan Advances
Loan advances arise from new loans approved to members and from the unadvanced portion of loans that were approved prior to February 28, 2007. At February 28, 2007, the Company had unadvanced loan commitments totaling $13,103 million. The Company does not expect to advance the full amount of the unadvanced commitments at February 28, 2007. Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations. Approximately 54% of the outstanding commitments at February 28, 2007 were for short-term or line of credit loans. The Company anticipates that over the next twelve months, loan advances will be approximately equal to the scheduled loan repayments.

Interest Expense on Debt
For the nine months ended February 28, 2007, interest expense on debt was $714 million, representing 5.24% of the average loan volume for which the debt was used as funding. The interest expense on debt represented 5.06% of the average loan volume for which the debt was used as funding for the nine months ended February 28, 2006. At February 28, 2007, a total of 82% of outstanding debt had a fixed interest rate and 18% of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following February 28, 2007 and thereafter is as follows:

Amount
(Dollar amounts in millions)	Maturing (1)
2007	$1,284
2008	2,915
2009	1,081
2010	1,486
2011	539
Thereafter	7,036
Total	$14,341

(1) Excludes loan subordinated certificates totaling $305 million that amortize annually based on the outstanding balance of the related loan. There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $27 million. In fiscal year 2006, amortization represented 8% of amortizing loan subordinated certificates outstanding.

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

Interest Rate Risk
The Company's primary interest rate risk exposure is related to the funding of the fixed rate loan portfolio. The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loan is advanced. The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt. The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans. The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect. Long-term loans typically have 15 to 35 year maturities. Borrowers may select fixed interest rates for periods of one year through the life of the loan. The Company mitigates interest rate risk through the use of derivatives and a funding policy that matches fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year. The interest rate risk is deemed minimal on variable rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans. At February 28, 2007 and May 31, 2006, 18% and 20%, respectively, of loans carried variable interest rates.

Matched Funding Policy
To monitor interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis (see chart below). It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets. At February 28, 2007, the Company had $14,409 million of fixed rate assets amortizing or repricing, funded by $12,608 million of fixed rate liabilities maturing during the next 30 years and $1,973 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $172 million, or 0.91% of total assets and 0.93% of total assets excluding derivative assets, represents the fixed rate debt and equity in excess of the fixed rate assets maturing during the next 30 years. Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members' subordinated certificates and members' equity. With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans. The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans. Variable rate assets which reprice monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes. The interest rate associated with the assets and debt maturing or members' equity and members' certificates is used to calculate an adjusted TIER for each year and for the portfolio as a whole. The schedule allows the Company to analyze the impact on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to TIER.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at February 28, 2007.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of February 28, 2007

		Over 1	Over 3	Over 5	Over 10
		year but	years but	years but	years but
	1 year	3 years	5 years	10 years	20 years	Over 20
(Dollar amounts in millions)	or less	or less	or less	or less	or less	years	Total
Assets:
Amortization and repricing	$256	$3,383	$2,618	$4,156	$2,809	$1,187	$14,409
Total assets	$256	$3,383	$2,618	$4,156	$2,809	$1,187	$14,409

Liabilities and members' equity:
Long-term debt	$96	$2,964	$2,683	$5,202	$1,218	$445	$12,608
Subordinated certificates	8	78	58	106	748	296	1,294
Members' equity (1)	-	28	25	113	67	446	679
Total liabilities and members' equity	$104	$3,070	$2,766	$5,421	$2,033	$1,187	$14,581

Gap (2)	$152	$313	$(148)	$(1,265)	$776	$-	$(172)
Cumulative gap	$152	$465	$317	$(948)	$(172)	$(172)
Cumulative gap as a % of total assets	0.80%	2.45%	1.67%	(5.01)%	(0.91)%	(0.91)%
Cumulative gap as a % of adjusted total assets (3)	0.82%	2.51%	1.71%	(5.12)%	(0.93)%	(0.93)%

(1)	Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed rate assets. See "Non-GAAP Financial Measures" for further explanation of why CFC uses members' equity in its analysis of the funding of its loan portfolio.
(2)	Assets less liabilities and members' equity.
(3)	Adjusted total assets represents total assets in the consolidated balance sheets less derivative assets.

Use of Derivatives
At February 28, 2007 and May 31, 2006, the Company was a party to interest rate exchange agreements with a total notional amount of $12,352 million and $12,536 million, respectively. The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy. Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk. The Company will enter into interest rate exchange agreements only with highly rated financial institutions. CFC was using interest rate exchange agreements to synthetically change the interest rate from a variable rate to a fixed rate on $7,165 million as of February 28, 2007 and $7,350 million as of May 31, 2006 of debt used to fund long-term fixed rate loans. Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $5,186 million of long-term debt as of February 28, 2007 and May 31, 2006. The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

In December 2006, the Company terminated two $500 million pay variable and receive fixed interest rate exchange agreements prior to the scheduled maturity dates. The Company terminated these interest rate exchange agreements in an effort to reduce the total number of swap positions and total notional size of the swap portfolio, reduce the number of swaps using the 30-day composite commercial paper index floating leg, reduce exposure to certain counterparties and reduce the number of offsetting positions in the swap portfolio. Prior to terminating these swaps, CFC had recorded an asset of $31 million representing the fair value of the $1 billion of interest rate exchange agreements that were terminated. As a result of the termination of these agreements, CFC received a payment from the counterparties representing their fair value on the date of termination. As a result of the termination, CFC also reversed the previously recorded derivative asset. The cash payment was recorded as an increase to cash settlements and the reversal of the derivative asset was a reduction to the derivative forward value resulting in no significant impact on net income for the period.

As of February 28, 2007 and May 31, 2006, the Company was a party to cross currency and cross currency interest rate exchange agreements with a total notional amount of $434 million and $716 million, respectively, related to medium-term notes denominated in foreign currencies. Cross currency and cross currency interest rate exchange agreements with a total notional amount of $434 million at February 28, 2007 and May 31, 2006 in which the Company receives Euros and pays U.S. dollars, and $282 million at May 31, 2006 in which the Company receives Australian dollars and pays U.S. dollars, are used to synthetically change the foreign denominated debt to U.S. dollar denominated debt. In addition, all cross currency interest rate exchange agreements outstanding at February 28, 2007 and May 31, 2006 synthetically change the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate. In March 2007, the cross currency interest rate exchange agreements outstanding at February 28, 2007 matured.

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

Counterparty Risk
The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate, cross currency and cross currency interest rate exchange agreements. To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings. To date, the Company has not experienced a failure of a counterparty to perform as required under any of these agreements. At the time counterparties are selected to participate in the exchange agreements, the counterparty must be a participant in one of the Company's revolving credit agreements. At February 28, 2007, the Company's interest rate, cross currency and cross currency interest rate exchange agreement counterparties had credit ratings ranging from A- to AAA as assigned by Standard & Poor's Corporation. See "Use of Derivatives" for the total notional amount of exchange agreements outstanding at February 28, 2007.

Foreign Currency Risk
The Company may issue commercial paper, medium-term notes or bonds denominated in foreign currencies. At February 28, 2007 and May 31, 2006, the Company had a total of $434 million of medium-term notes denominated in Euros. At May 31, 2006, CFC had $282 million of medium-term notes denominated in Australian dollars. The Company's foreign currency valuation account, which represents the change in the foreign exchange rate from the date of issuance to the reporting date, increased the debt balance by $227 million and $245 million at February 28, 2007 and May 31, 2006, respectively. The change in the value of the foreign denominated debt is reported in the consolidated statements of operations as foreign currency adjustments. See "Use of Derivatives" for actions the Company takes to mitigate foreign currency risk.

Rating Triggers
The Company has certain interest rate, cross currency, and cross currency interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level. This condition is commonly called a rating trigger. Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument. Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133. The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. At February 28, 2007, there are rating triggers associated with $8,906 million notional amount of interest rate, cross currency and cross currency interest rate exchange agreements. If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,361 million. If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $7,545 million.

At February 28, 2007, the Company 's exchange agreements subject to rating triggers had a derivative fair value of $31 million, comprised of $35 million that would be due to the Company and $4 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $185 million, comprised of $231 million that would be due to the Company and $46 million that the Company would have to pay if all interest rate, cross currency and cross currency interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated. See chart on page 51 for CFC's senior unsecured credit ratings as of February 28, 2007.

Liquidity Risk
The Company faces liquidity risk in the funding of its loan portfolio. The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are generally required to be paid down annually. On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity. At February 28, 2007, the Company has a total of $2,549 million of long-term debt maturing during the next twelve months. The Company funds the loan portfolio with a variety of debt instruments and its members' equity. The Company typically does not match fund each of its loans with a debt instrument of similar final maturity. Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years. The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years. Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding. Factors that mitigate liquidity risk include the Company maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis. At February 28, 2007 and May 31, 2006, the Company had a total of $4,025 million in revolving credit agreements and bank lines of credit. Subsequent to the end of the quarter, on March 16, 2007, the Company decreased the total of its revolving credit agreements to $3,275 million. In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans. The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding. At February 28, 2007 and May 31, 2006, there was a total of $1,420 million and $1,758 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 8% and 10%, respectively, of the Company's total debt outstanding.

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

	Three months ended		Nine months ended
	February 28,		February 28,
(in thousands)	2007	2006	2007	2006

Interest expense	$(243,969)	$(240,198)	$(741,685)	$(711,568)
Adjusted to include: Derivative cash settlements	40,970	14,906	65,839	51,922
Adjusted interest expense	$(202,999)	$(225,292)	$(675,846)	$(659,646)

Net interest income	$20,904	$13,461	$48,121	$35,294
Adjusted to include: Derivative cash settlements	40,970	14,906	65,839	51,922
Adjusted net interest income	$61,874	$28,367	$113,960	$87,216

Income (loss) prior to income taxes and minority interest	$52,302	$(20,736)	$(41,734)	$43,618
Adjusted to exclude: Derivative forward value	583	14,344	110,117	64,949
Foreign currency adjustments	(1,886)	8,122	15,413	(26,357)
Adjusted income prior to income taxes and minority interest	$50,999	$1,730	$83,796	$82,210

Net income (loss)	$52,241	$(21,919)	$(39,917)	$36,493
Adjusted to include: Minority interest net income	(566)	864	(1,244)	5,077
Adjusted to exclude: Derivative forward value	583	14,344	110,117	64,949
Foreign currency adjustments	(1,886)	8,122	15,413	(26,357)
Adjusted net income	$50,372	$1,411	$84,369	$80,162

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following chart provides the calculations for TIER and adjusted TIER.

	Three months ended		Nine months ended
	February 28,		February 28,
	2007	2006	2007	2006
TIER (1)	1.21	-	-	1.05
Adjusted TIER	1.25	1.01	1.12	1.12

(1) For the three months ended February 28, 2006 and the nine months ended February 28, 2007, the Company reported a net loss of $22 million and $40 million, respectively, thus the TIER calculation for those periods results in a value below 1.00.

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

(in thousands)	February 28, 2007	May 31, 2006
Liabilities	$18,260,174	$18,369,751
Less:
Derivative liabilities	(80,978)	(85,198)
Foreign currency valuation account	(226,815)	(244,955)
Debt used to fund loans guaranteed by RUS	(256,818)	(261,330)
Subordinated deferrable debt	(486,440)	(636,440)
Subordinated certificates	(1,424,419)	(1,427,960)
Adjusted liabilities	$15,784,704	$15,713,868

Total equity	$662,469	$787,976
Less:
Prior years cumulative derivative forward value and
foreign currency adjustments	(229,417)	(229,049)
Current period derivative forward value (1)	105,992	(22,962)
Current period foreign currency adjustments	15,413	22,594
Accumulated other comprehensive income	(12,455)	(13,208)
Subtotal members' equity	542,002	545,351
Plus:
Subordinated certificates	1,424,419	1,427,960
Subordinated deferrable debt	486,440	636,440
Minority interest	18,401	21,894
Adjusted equity	$2,471,262	$2,631,645

Guarantees	$1,182,954	$1,078,980

(1) Represents the derivative forward value loss (gain) recorded by CFC for the period.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and adjusted debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following chart provides the calculated ratios for leverage and debt to equity, as well as the adjusted ratio calculations. The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

	February 28, 2007	May 31, 2006

Leverage ratio	29.35	24.68
Adjusted leverage ratio	6.87	6.38

Debt to equity ratio	27.56	23.31
Adjusted debt to equity ratio	6.39	5.97

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 54.

Item 4.	Evaluation of Disclosure Controls and Procedures

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

Refer to Part I, Item 1A. Risk Factors in the Company's Form 10-K for the year ended May 31, 2006 for information regarding factors that could affect the Company's results of operations, financial condition and liquidity. There have been no changes to the Company's risk factors during the quarter ended February 28, 2007.

Item 6.	Exhibits

	4.4 -	Revolving Credit Agreement dated as of March 16, 2007 for $1,125 million maturing on March 16, 2012.

	4.5 -	Revolving Credit Agreement dated as of March 16, 2007 for $1,125 million maturing on March 14, 2008.

	31.1 -	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2 -	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1 -	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2 -	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

April 12, 2007

