Form 10-K
period 2007-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2007-08-27
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission File Number 1-7102

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DISTRICT OF COLUMBIA
(State or other jurisdiction of incorporation or organization)

52-0891669
(I.R.S. Employer Identification Number)

2201 COOPERATIVE WAY, HERNDON, VA 20171
(Address of principal executive offices)
(Registrant's telecommunications number, including area code, is 703-709-6700)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on		exchange on
Title of each class	which listed	Title of each class	which listed
6.20% Collateral Trust Bonds, due 2008	NYSE	7.35% Collateral Trust Bonds, due 2026	NYSE
5.75% Collateral Trust Bonds, due 2008	NYSE	6.75% Subordinated Notes, due 2043	NYSE
5.70% Collateral Trust Bonds, due 2010	NYSE	6.10% Subordinated Notes, due 2044	NYSE
7.20% Collateral Trust Bonds, due 2015	NYSE	5.95% Subordinated Notes, due 2045	NYSE
6.55% Collateral Trust Bonds, due 2018	NYSE

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ☒ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☐                     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

The Registrant is a cooperative and consequently, does not issue any equity capital stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions, whether in the negative or affirmative. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss allowance, net income growth, leverage and debt to equity ratios, and borrower financial performance are forward-looking statements.  Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.  Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes, governmental monetary and fiscal policies, changes in tax policies, changes in interest rates, the interest expense, demand for our loan products, changes in the quality or composition of our loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic and governmental factors affecting our operations.  Some of these and other factors are discussed in our annual and quarterly reports previously filed with the Securities and Exchange Commission ("SEC").  Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K, including that set forth under Item 1A, Risk Factors.

PART I

Item 1.                      Business.

General
National Rural Utilities Cooperative Finance Corporation ("CFC" or "the Company") is a private, not-for-profit cooperative association incorporated under the laws of the District of Columbia in April 1969.  The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture.  CFC makes loans to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities.  CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations.  CFC is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code.  CFC is a not-for-profit member-owned finance cooperative, thus its objective is not to maximize its net income, but to offer its members low cost financial products and services consistent with sound financial management.  CFC's internet address is www.nrucfc.coop, where under "Investors," copies can be found of this annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, all of which CFC makes available as soon as reasonably practicable after the report is filed with the SEC.  Information posted on CFC's website is not incorporated by reference into this Form 10-K.

For financial statement purposes, the results of operations and financial condition of CFC are consolidated with and include Rural Telephone Finance Cooperative ("RTFC") and National Cooperative Services Corporation ("NCSC").  Unless stated otherwise, references to the Company relate to the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC and created to hold foreclosed assets and effect loan securitization transactions.  CFC also reports the operations for each of CFC, RTFC and NCSC as separate segments.

RTFC is a private not-for-profit cooperative association incorporated under the laws of the District of Columbia.  The principal purpose of RTFC is to provide and arrange financing for its rural telecommunications members and their affiliates.  CFC is the sole lender to and manages the lending and financial affairs of RTFC through a long-term management agreement.  Under a guarantee agreement, RTFC pays CFC a fee in exchange for which CFC reimburses RTFC for loan losses.  RTFC is headquartered with CFC in Herndon, Virginia.  RTFC is a taxable cooperative that pays income tax based on its net income, excluding net income allocated to its members, as allowed by law under Subchapter T of the Internal Revenue Code.

NCSC was incorporated in 1981 in the District of Columbia as a private non-profit cooperative association.  The principal purpose of NCSC is to provide financing to the for-profit and non-profit entities that are owned, operated or controlled by, or provide substantial benefit to, members of CFC.  NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program.  NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership.  CFC is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party.  Under a guarantee agreement, NCSC pays CFC a fee in exchange for which CFC reimburses NCSC for loan losses, excluding losses in the consumer loan program.  NCSC is headquartered with CFC in Herndon, Virginia.  NCSC is a taxable corporation.

Members
The Company's consolidated membership was 1,544 as of May 31, 2007 including 899 utility members, the majority of which are consumer-owned electric cooperatives, 513 telecommunications members, 66 service members and 66 associates in 49 states, the District of Columbia and two U.S. territories.  The utility members included 830 distribution systems and 69 generation and transmission ("power supply") systems.  Memberships between CFC, RTFC and NCSC have been eliminated in consolidation.

CFC currently has four classes of electric members:
•	Class A - cooperative or not-for-profit distribution systems;
•	Class B - cooperative or not-for-profit power supply systems;
•	Class C - statewide and regional associations wholly-owned or controlled by Class A or Class B members; and
•	Class D - national associations of cooperatives.

The associates are not-for-profit entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide non-electric services primarily for the benefit of ultimate consumers.  Associates are not entitled to vote at any meeting of the members and are not eligible to be represented on CFC's board of directors.  All references to members within this document include members and associates.

Membership in RTFC is limited to commercial (for-profit) or cooperative (not-for-profit) telecommunications systems that receive or are eligible to receive loans or other assistance from RUS, and that are engaged (or plan to be engaged) in providing telecommunications services to ultimate users.

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

Set forth below is a table showing by state or U.S. territory the total number of CFC, RTFC and NCSC members, the percentage of total loans and the percentage of total loans and guarantees outstanding at May 31, 2007.

	Number		Loan and		Number		Loan and
	of	Loan	Guarantee		of	Loan	Guarantee
State/Territory	Members	%	%	State/Territory	Members	%	%
Alabama	30	1.92%	2.19%	Missouri	65	3.48%	3.73%
Alaska	30	1.85%	1.76%	Montana	40	0.73%	0.74%
American Samoa	1	-	-	Nebraska	40	0.09%	0.09%
Arizona	27	0.99%	1.13%	Nevada	7	0.81%	0.80%
Arkansas	30	2.86%	2.76%	New Hampshire	4	0.83%	0.96%
California	11	0.15%	0.15%	New Jersey	1	0.10%	0.09%
Colorado	40	5.09%	5.09%	New Mexico	25	0.18%	0.17%
Connecticut	1	1.10%	1.04%	New York	21	0.11%	0.10%
Delaware	1	0.22%	0.21%	North Carolina	44	2.86%	3.23%
District of Columbia	4	0.05%	0.16%	North Dakota	34	0.43%	0.44%
Florida	19	3.40%	3.24%	Ohio	42	2.15%	2.06%
Georgia	68	8.64%	8.29%	Oklahoma	49	2.65%	2.52%
Guam	1	-	-	Oregon	40	1.69%	1.74%
Hawaii	1	0.04%	0.04%	Pennsylvania	25	2.07%	2.05%
Idaho	17	0.93%	0.89%	South Carolina	38	2.63%	2.52%
Illinois	52	3.00%	2.83%	South Dakota	46	0.89%	0.84%
Indiana	53	2.65%	2.51%	Tennessee	29	0.53%	0.50%
Iowa	118	2.66%	2.55%	Texas	109	14.44%	14.43%
Kansas	49	4.69%	4.71%	Utah	11	3.12%	3.04%
Kentucky	33	1.96%	2.50%	Vermont	7	0.42%	0.41%
Louisiana	17	1.77%	1.69%	Virgin Islands	0	2.72%	2.57%
Maine	6	0.05%	0.05%	Virginia	27	1.02%	0.98%
Maryland	2	1.14%	1.21%	Washington	19	0.61%	0.70%
Massachusetts	1	-	-	West Virginia	4	0.03%	0.03%
Michigan	27	1.50%	1.42%	Wisconsin	62	2.04%	1.92%
Minnesota	75	4.04%	3.87%	Wyoming	15	0.65%	0.68%
Mississippi	26	2.02%	2.37%	Total	1,544	100.00%	100.00%

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

Power Supply Systems
Power supply systems are utilities that purchase or generate electric power and provide it on a wholesale basis to distribution systems for delivery to the ultimate retail consumer.  Of the 61 operating power supply systems financed in whole or in part by RUS or CFC at December 31, 2005 (the most recent year for which data is available), 60 were cooperatives owned directly or indirectly by groups of distribution systems and one was government owned.  Of this number, 34 had generating capacity of at least 100 megawatts, 12 had less than 100 megawatts of generating capacity and 14 had no generating capacity.  The systems with no generating capacity generally operated transmission lines to supply certain distribution systems.  Certain other power supply systems have been formed but do not yet own generating or transmission facilities.

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

Rural telecommunications companies (including all local exchange carriers ("LECs") other than Verizon, AT&T, Qwest, Cincinnati Bell and Embarq (formerly Sprint's local exchange properties)) comprise a relatively small sector (less than 15%) of a local exchange telecommunications industry that provides service to over 172 million access lines.  These rural companies range in size from fewer than 100 customers to more than one million.  Rural telecommunications companies' annual operating revenues range from less than $100,000 to over $2 billion.  In addition to basic local exchange and access telecommunications service, most independents offer other communications services including wireless telephone, cable television and internet access.  Most rural telecommunications companies' networks incorporate digital switching, fiber optics, internet protocol telephony and other advanced technologies.

Loan Programs

Set forth below is a table showing the weighted average loans outstanding to borrowers and the weighted average interest rates thereon by loan program and by segment during fiscal years ended May 31:

	2007		2006
	Weighted	Weighted	Weighted	Weighted
	average	average	average	average
	loans outstanding	interest rate	loans outstanding	interest rate
(Dollar amounts in thousands)
Total by loan type: (1)
Long-term fixed rate loans	$14,323,272	5.87%	$13,672,251	5.64%
Long-term variable rate loans	1,433,484	7.58%	2,351,131	6.43%
Loans guaranteed by RUS	258,407	5.59%	262,852	5.34%
Short-term loans	1,028,585	7.06%	948,774	6.07%
Non-performing loans	534,733	0.02%	570,196	0.01%
Restructured loans	614,580	0.61%	599,779	0.08%
Total loans	$18,193,061	5.79%	$18,404,983	5.48%

Total by segment:
CFC	$15,803,285	5.80%	$15,604,657	5.43%
RTFC	1,993,672	5.30%	2,356,449	5.50%
NCSC	396,104	8.00%	443,877	7.08%
Total	$18,193,061	5.79%	$18,404,983	5.48%

(1) Loans are classified as long-term or short-term based on their original maturity.

Total loans outstanding by state or U.S. territory based on the location of the system's headquarters are summarized below at
May 31:

(in thousands)
State/Territory	2007	2006	2005	State/Territory	2007	2006	2005
Alabama	$347,723	$355,420	$362,305	Montana	$132,603	$147,731	$164,715
Alaska	335,352	333,716	330,827	Nebraska	16,447	14,149	15,635
American Samoa	769	1,604	2,765	Nevada	147,401	137,701	141,571
Arizona	178,659	169,754	165,664	New Hampshire	149,496	164,651	178,740
Arkansas	518,273	549,552	555,055	New Jersey	18,217	18,211	19,438
California	27,283	24,362	20,894	New Mexico	32,344	36,528	34,223
Colorado	922,558	876,100	873,413	New York	19,844	21,782	19,621
Connecticut	200,000	200,000	200,000	North Carolina	519,214	522,194	1,024,134
Delaware	39,582	23,842	19,809	North Dakota	77,072	77,002	81,977
District of Columbia	9,717	9,908	25,526	Ohio	390,350	410,346	415,227
Florida	617,010	659,416	636,792	Oklahoma	480,536	490,351	492,462
Georgia	1,566,308	1,557,675	1,573,770	Oregon	305,506	305,961	314,137
Hawaii	7,157	7,500	7,834	Pennsylvania	376,193	438,914	265,930
Idaho	168,253	165,035	170,820	South Carolina	476,139	501,990	525,285
Illinois	543,389	509,391	543,196	South Dakota	161,247	169,335	173,074
Indiana	481,243	432,953	373,185	Tennessee	96,073	111,043	125,688
Iowa	482,513	468,236	492,095	Texas	2,618,010	2,877,586	2,904,185
Kansas	849,864	593,670	539,392	Utah	565,768	580,472	547,288
Kentucky	355,503	335,551	454,976	Vermont	75,905	81,761	87,595
Louisiana	320,765	382,505	337,741	Virgin Islands	492,795	488,392	479,196
Maine	9,884	11,737	12,954	Virginia	184,986	209,153	218,801
Maryland	206,491	176,797	169,581	Washington	110,907	102,128	99,562
Michigan	271,541	294,162	301,822	West Virginia	5,355	7,700	8,171
Minnesota	731,883	744,941	895,976	Wisconsin	369,427	348,351	339,207
Mississippi	366,989	426,634	426,895	Wyoming	117,374	117,098	139,618
Missouri	630,289	669,914	663,301	Total	$18,128,207	$18,360,905	$18,972,068

The Company's loan portfolio is widely dispersed throughout the United States and its territories, including 48 states, the District of Columbia, American Samoa and the U.S. Virgin Islands.  At May 31, 2007, 2006 and 2005, loans outstanding to borrowers located in any one state or territory did not exceed 15%, 16% and 16%, respectively, of total loans outstanding.

Interest Rates on Loans
CFC's goal as a not-for-profit cooperatively-owned finance company is to set rates at levels that will provide its members with the lowest cost financing while maintaining sound financial results as required to obtain high credit ratings on its debt instruments.  CFC sets its interest rates primarily based on its cost of funding, as well as general and administrative expenses, the loan loss provision and a reasonable level of earnings.  Various discounts, which reduce the stated interest rates, are available to borrowers meeting certain criteria related to business type, performance, volume and whether CFC is their sole mortgage holder.

CFC Loan Programs
Long-Term Loans
Long-term loans are generally for terms of up to 35 years and can be either amortizing or bullet loans with serial payment structures.  These loans finance electric plant and equipment which typically have a useful life equal to or in excess of the loan maturity.  A borrower can select a fixed interest rate for periods of one to 35 years or a variable rate.  Upon the expiration of the selected fixed interest rate term, the borrower may select another fixed rate term or the variable rate.  CFC sets long-term fixed rates daily and the long-term variable rate is set on the first business day of each month.  The fixed rate on a loan is determined on the day the loan is advanced or repriced based on the rate term selected.  A borrower may divide its loan into various tranches.  The borrower then has the option of selecting a fixed or variable interest rate for each tranche.

In addition to CFC’s customary loan standards, to be eligible for long-term loan advances, distribution systems generally must maintain an average modified debt service coverage ratio ("MDSC"), as defined in the loan agreement, of 1.35 or greater.  Similarly, power supply systems generally must maintain an average times interest earned ratio ("TIER") and MDSC, as defined in the loan agreement, of 1.0 or greater.  These are general guidelines only and CFC has in the past and may in the future make long-term loans to distribution and power supply systems that do not meet these criteria.

Short-Term Loans
CFC’s short-term loans are line of credit loans and generally are advanced only at a variable interest rate.  The line of credit variable interest rate is set on the first business day of each month.  The principal amount of line of credit loans with maturities of greater than one year generally must be paid down to a zero outstanding principal balance for five consecutive days during each 12-month period.

Interim financing line of credit loans are also made available to CFC members that have a loan application pending with RUS and have received approval from RUS to obtain interim financing.  Advances under these interim facilities are made with the agreement that they will be repaid with advances from RUS long-term loans.

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

Long-Term Loans
RTFC makes long-term loans to rural telecommunications companies and their affiliates for the acquisition, construction or upgrade of wireline telecommunications systems, wireless telecommunications systems, fiber optic networks, cable television systems and other corporate purposes.  Long-term loans are generally for periods of up to 15 years.  Loans may be advanced at a fixed or variable interest rate.  Fixed rates are generally available for periods from one year to 15 years.  Upon the expiration of the selected fixed interest rate term, the borrower may select another fixed rate term or a variable rate.  Long-term fixed rates for telecommunications loans are set daily and the long-term variable rate is set on the first business day of each month.  The fixed rate on a loan is determined on the day the loan is advanced or converted to a fixed rate based on the term selected.  A borrower may divide its loan into various tranches.  The borrower then has the option of selecting a fixed or variable interest rate for each tranche.

To borrow from RTFC, a wireline telecommunications system generally must be able to demonstrate the ability to achieve and maintain an annual debt service coverage ratio ("DSC") and an annual TIER of 1.25 and 1.50, respectively.  To borrow from RTFC, a cable television system, fiber optic network or wireless telecommunications system generally must be able to demonstrate the ability to achieve and maintain an annual DSC of 1.25.  Loans made to start-up ventures using emerging technologies are evaluated based on the quality of the business plan, experience of the management team and the level and quality of credit support from established companies.  Based on the business plan, specific covenants are developed for each transaction which require performance at levels deemed sufficient to repay the RTFC obligations under the approved terms.

Short-Term Loans
RTFC provides line of credit loans to telecommunications systems for periods of up to five years.  These line of credit loans are typically in the form of a revolving line of credit, which generally requires the borrower to pay off the principal balance for five consecutive business days at least once during each 12-month period.  These line of credit loans may be provided on a secured or unsecured basis and are designed primarily to assist borrowers with liquidity and cash management.

Interim financing line of credit loans are also made available to RTFC members that have a loan application pending with RUS and have received approval from RUS to obtain interim financing.  These loans are for terms up to 24 months and the borrower must repay the RTFC loan with advances from the RUS long-term loans.

NCSC Loan Programs
NCSC makes long-term and short-term loans to rural utility members and organizations affiliated with its members.  Loans may be secured or unsecured.  The loans to the affiliated organizations may have a guarantee of repayment to NCSC from the CFC member cooperative with which it is affiliated.

Lease and General Loan Program
NCSC provided financing for the purchase of utility plant and/or related equipment, in some cases by a third party in a sale/leaseback transaction.  Collateral for these loans consists of a mortgage on the leased asset, utility plant and/or related equipment.  NCSC is not a party to these lease agreements.  NCSC no longer provides new financing of this type.

Associate Member Loan Program
NCSC provides financing to for-profit or not-for-profit affiliated entities of member cooperatives for economic and community development purposes.  Collateral for these loans generally consists of a first mortgage lien on the assets of the associate member and/or project. These loans are also generally guaranteed by the sponsoring cooperative.

RUS Guaranteed Loans for Rural Electric Systems
CFC may participate as an eligible lender in the RUS loan guarantee program under the terms and conditions of a master loan guarantee and servicing agreement between RUS and CFC.  Under this agreement, CFC may make long-term secured loans to eligible members for periods of up to 35 years, at fixed or variable rates established by CFC.  RUS guarantees the principal and interest payments on the notes evidencing such loans.  At May 31, 2007, CFC had $219 million of loans outstanding under this program.  In addition, at May 31, 2007, CFC was holding certificates totaling $37 million representing interests in trusts holding RUS guaranteed loans.

Conversion of Loans
A borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee.  Such conversion will be effective on the first day of the following month. Generally, a borrower may convert from a fixed rate to another fixed rate or to a variable rate at any time, subject to a fee in most instances.  The fee on the conversion of a fixed interest rate to a variable interest rate is 25 basis points plus a make-whole premium, if applicable, per current loan policies.

Prepayment of Loans
Generally, borrowers may prepay long-term loans at any time, subject to the payment of a prepayment fee of 33 to 50 basis points and a make-whole premium, if applicable.  Line of credit loans may be repaid at any time without a premium.

Loan Security
Except when providing short-term loans, the Company typically lends to its members on a senior secured basis.  Long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages.  Short-term loans are generally unsecured lines of credit.

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment at May 31:

(Dollar amounts in thousands)	2007				2006
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$14,180,956	97%	$482,384	3%	$13,984,404	96%	$562,446	4%
Long-term variable rate loans	1,865,821	94%	127,713	6%	2,414,737	96%	109,985	4%
Loans guaranteed by RUS	255,903	100%	-	-	261,330	100%	-	-
Short-term loans	191,231	16%	1,024,199	84%	146,835	14%	881,168	86%
Total loans	$16,493,911	91%	$1,634,296	9%	$16,807,306	92%	$1,553,599	8%

CFC	$14,462,448	92%	$1,342,842	8%	$14,575,691	92%	$1,218,681	8%
RTFC	1,630,079	88%	230,300	12%	1,921,635	89%	240,829	11%
NCSC	401,384	87%	61,154	13%	309,980	77%	94,089	23%
Total loans	$16,493,911	91%	$1,634,296	9%	$16,807,306	92%	$1,553,599	8%

Guarantee Programs

The Company uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.  The following chart provides a breakout of guarantees outstanding by type at May 31:

(in thousands)	2007	2006
Long-term tax-exempt bonds	$526,185	$607,655
Indemnifications of tax benefit transfers	107,741	123,544
Letters of credit	365,766	272,450
Other guarantees	74,682	75,331
Total	$1,074,374	$1,078,980

Members' interest expense for the years ended May 31, 2007 and 2006 on debt obligations guaranteed by the Company was approximately $20 million for each year.

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

In the event of a default by a system for non-payment of debt service, the Company is obligated to pay, after available debt service reserve funds have been exhausted, scheduled debt service under its guarantee.  The bond issue may not be accelerated due to such non-payment by the system so long as the Company performs under its guarantee.  The system is required to repay, on demand, any amount advanced by the Company pursuant to its guarantee.  This repayment obligation is secured on a pari passu basis with other lenders (including, in most cases, RUS), by a lien on substantially all of the system’s assets.  If the security instrument is a common mortgage with RUS, then in general, the Company may not exercise remedies thereunder for up to two years following default.  However, if the debt is accelerated under the common mortgage because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse the Company for any guarantee payments will be treated as a long-term loan.  The system is required to pay to the Company initial and/or on-going guarantee fees in connection with these transactions.

Certain guaranteed long-term debt bears interest at variable rates which are adjusted at intervals of one to 270 days, weekly, each five weeks or semi-annually to a level expected to permit their resale or auction at par.  At the option of the member on whose behalf it is issued, and provided funding sources are available, rates on such debt may be fixed until maturity.  Holders have the right to tender the debt for purchase at par at the time rates are reset when the debt bears interest at a variable rate and the Company has committed to purchase debt so tendered if it cannot otherwise be remarketed.  If the Company held the securities, the cooperative would pay interest to the Company at its short-term rate.  Since the inception of the program in the mid-1980s, all bonds have been successfully remarketed and thus, the Company has not been required to purchase any bonds.

Guarantees of Tax Benefit Transfers
The Company also has guaranteed members' obligations to indemnify against loss of tax benefits in certain tax benefit transfers that occurred in 1981 and 1982.  A member's obligation to reimburse the Company for any guarantee payments would be treated as a long-term loan, secured on a pari passu basis with RUS by a first lien on substantially all the member's property to the extent of any cash received by the member at the outset of the transaction.  The remainder would be treated as a short-term loan secured by a subordinated mortgage on substantially all of the member's property.  Due to changes in federal tax law, no guarantees of this nature have been put in place since 1982.  The maturities for this type of guarantee run through 2015.

Letters of Credit
The Company issues irrevocable letters of credit to support members' obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service.  Letters of credit are generally issued on an unsecured basis and with such issuance fees as may be determined from time to time.  Each letter of credit issued by CFC is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued.  In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw, with interest accruing from such date at the Company's short-term variable rate of interest.

Other Guarantees
The Company may provide other guarantees as requested by its members.  Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover the Company's general and administrative expenses, a provision for losses and a reasonable margin.

The following chart summarizes total guarantees by segment at May 31:

(Dollar amounts in thousands)
CFC:	2007		2006
Distribution	$211,320	20%	$70,166	7%
Power supply	797,009	74%	921,930	85%
Statewide and associate	25,359	2%	32,873	3%
CFC Total	1,033,688	96%	1,024,969	95%
NCSC	40,686	4%	54,011	5%
Total	$1,074,374	100%	$1,078,980	100%

Total guarantees outstanding, by state and territory based on the location of the system's headquarters, are summarized as follows at May 31:

(in thousands)	2007	2006	2005		2007	2006	2005
Alabama	$72,348	$22,250	$22,450	Montana	$9,029	$145	$-
Alaska	1,900	1,800	3,320	Nebraska	6	-	-
Arizona	38,301	43,699	45,869	Nevada	5,400	-	-
Arkansas	12,027	15,921	19,776	New Hampshire	34,550	9,550	10,500
California	1,010	-	-	New Mexico	1,020	1,016	1,000
Colorado	54,236	55,131	55,744	North Carolina	100,630	107,817	100,854
District of Columbia	20,998	21,428	30,248	North Dakota	7,115	-	-
Florida	4,623	100,038	108,385	Ohio	5,500	2,000	1,000
Georgia	26,027	35,283	-	Oklahoma	3,056	4,358	4,930
Idaho	3,173	-	-	Oregon	29,439	24,922	24,880
Illinois	219	225	633	Pennsylvania	17,519	18,307	21,021
Indiana	7	911	95,900	South Carolina	7,819	50	-
Iowa	8,240	8,517	5,708	South Dakota	6	-	-
Kansas	55,472	42,561	35,632	Tennessee	296	295	295
Kentucky	124,013	121,864	132,115	Texas	152,307	167,881	143,682
Louisiana	4,733	4,778	4,728	Utah	17,193	20,594	41,126
Maine	1	-	-	Vermont	3,500	1,250	1,250
Maryland	25,266	24,800	-	Virginia	3,935	4,133	3,603
Michigan	2,123	1,163	1,207	Washington	23,171	250	-
Minnesota	10,585	76,010	86,372	Wisconsin	32	322	274
Mississippi	88,312	37,267	41,437	Wyoming	13,969	9,370	9,595
Missouri	85,268	93,074	104,218	Total	$1,074,374	$1,078,980	$1,157,752

Disaster Recovery

CFC has had a comprehensive disaster recovery and business continuity plan in place since May of 2001.  The plan includes a duplication of CFC's production information systems at an off-site facility coupled with an extensive business recovery plan to utilize those remote systems.  CFC's production data is replicated in real time to the recovery site 24 hours a day, 7 days a week.  The plan also includes steps for each of CFC's operating groups to conduct business with a view to minimizing disruption for customers.  CFC contracts with an external vendor for the facilities to house the CFC owned backup systems as well as office space and related office equipment.

Tax Status

In 1969, CFC obtained a ruling from the Internal Revenue Service recognizing CFC's exemption from the payment of federal income taxes under Section 501(c)(4) of the Internal Revenue Code.  Such exempt status could be revoked as a result of changes in legislation or in administrative policy or as a result of changes in CFC's business.  CFC believes that its operations have not changed materially from those described to the Internal Revenue Service in its exemption filing.  RTFC is a taxable cooperative under Subchapter T of the Internal Revenue Code.  As long as RTFC continues to qualify under Subchapter T of the Internal Revenue Code, it is allowed a deduction from taxable income for the amount of net income allocated to its members.  RTFC pays income tax based on its net income, excluding net income allocated to its members.  NCSC is a taxable corporation. NCSC pays income tax annually based on its net income for the period.

Investment Policy

Surplus funds are invested pursuant to policies adopted by CFC's board of directors.  Under present policy, surplus funds may be invested in direct obligations of, or guaranteed by, the United States or agencies thereof or other highly liquid investment grade paper.  Current investments may include highly-rated securities such as commercial paper, obligations of foreign governments, Eurodollar deposits, bankers' acceptances, bank letters of credit, certificates of deposit or working capital acceptances.  The policy also permits investments in certain types of repurchase agreements with highly rated financial institutions, whereby the assets consist of eligible securities of a type listed above set aside in a segregated account.

Employees

At May 31, 2007, CFC had 218 employees, including financial and legal personnel, management specialists, credit analysts, accountants and support staff.  CFC believes that its relations with its employees are good.

CFC Lending Competition

CFC competes with other lenders on price, the variety of financing options offered and additional services provided to its member/owners.  CFC is primarily in competition with other banks for the business of its members.  The primary bank competitor is CoBank, ACB ("CoBank"), a government sponsored enterprise and member of the Farm Credit System whose status as such gives it the ability to offer lower interest rates in select situations.  In addition, there are some members that are large enough to obtain a credit rating and access the capital markets for funding.  In these cases, CFC is competing with the pricing and funding options the member is able to obtain in the capital markets.  CFC attempts to minimize the impact of competition by offering a variety of loan options and complimentary services and by leveraging the working relationship that it has with the majority of the members for over 35 years.

RUS is generally the members' first financing option as it is able to offer members interest rates that are generally lower than the rates CFC and the other banks are able to offer.  However, CFC and other banks do compete for bridge loans in anticipation of long-term funding from RUS, the portion of a loan that RUS is not able to provide, loans to members that cannot borrow from RUS and loans to members that have elected not to borrow from RUS.

According to December 31, 2005 financial data (the latest full calendar year for which this data is available as of the date of filing this Form 10-K) provided to CFC by its 812 reporting electric cooperative distribution and 60 reporting power supply systems, those entities had a total of $51 billion in long-term debt outstanding at December 31, 2005.  RUS is the dominant lender to the electric cooperative industry with $29 billion or 57% of the total outstanding debt for the 872 systems reporting 2005 results to CFC.  At December 31, 2005, CFC had a total of $16 billion of long-term exposure to its distribution and power supply member systems, including $15 billion of long-term loans and $1 billion of guarantees.  CFC's $16 billion long-term exposure represented 31% of the total long-term debt to these electric systems.  The remaining $6 billion or 12% was borrowed from other sources.

At December 31, 2006, CFC had a total of $16 billion of long-term exposure to its distribution and power supply member systems, including $15 billion of long-term loans and $1 billion of guarantees.

The competitive market for providing credit to the rural telecommunications industry is difficult to quantify, since many rural telecommunications companies are not RUS borrowers.  At December 31, 2006, RUS had a total of approximately $3.7 billion outstanding to telecommunications borrowers.  The Rural Telephone Bank ("RTB") is expected to be fully liquidated by November 2007 resulting in the transfer of the RTB loan portfolio to RUS.  RTFC is not in direct competition with RUS, but rather competes with other lenders for supplemental lending and for the full lending requirement of the rural telecommunications companies that have decided not to borrow from RUS or for projects not eligible for RUS financing.  RTFC's competition includes commercial banks, CoBank and insurance companies.  At December 31, 2006, RTFC had a total of $1.9 billion in long-term loans outstanding to telecommunications borrowers.

Member Regulation and Competition

Electric Systems
The movement toward retail electric competition has faltered.  The electric utility industry has settled into a "hybrid" model in which there are significant differences in the regulatory approaches followed in different states and regions.  At October 31, 2005 (the latest comprehensive, and we believe still accurate, information available), customer choice has been implemented in 17 states.  Those states were Arizona, Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas and Virginia (although Virginia passed legislation in 2007 to re-regulate the distribution and sale of electricity).  Of the remaining states, customer choice was not under consideration in 26 states, delayed in four states (Montana, Nevada, Oklahoma, and West Virginia), repealed in two states (Arkansas and New Mexico), and suspended in one state (California).  However, several of the states that had implemented customer choice are currently reconsidering their move to customer choice.

In the 17 states where customer choice has been implemented, the Company had a total of 240 electric members (185 distribution, 22 power supply and 33 statewide and associates) and $5,082 million of loans to electric systems at May 31, 2007.  In New York, where the Company has five electric members and $8 million of loans to electric systems, cooperatives are not required to file competition plans with the state utility commission.  In Michigan, where the Company has 13 electric members and $243 million in loans, the starting date for customer choice has been delayed.  The Company continues to believe that the distribution systems, which comprise the majority of its membership and loan exposure, will not be materially impacted by customer choice.  In general, even in those states where customers have a choice of alternative energy suppliers, very few customers have switched from the traditional supplier.

In addition, in five of the 17 states where customer choice has been implemented, cooperatives may decide whether to "opt in" to competition or retain a monopoly position with respect to energy sales.  Those states are Illinois, New Jersey, Ohio, Oregon and Texas.  As of May 31, 2007, CFC had loans outstanding in the amount of $3,747 million in those states.  Even if customers choose to purchase energy from an alternative supplier, the distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations.  Therefore, the distribution systems will still be charging a fee or access tariff for the service of delivering power regardless of who supplies the power.  The impact of customer choice on power supply systems cannot be determined until final rules have been approved in each state and on the federal level.

Even in states where customer choice laws have been passed, there are many factors that may delay or influence the choices that customers have available to them and the timing of competition for cooperatives.  One such factor will be the level of fees that systems will be allowed to charge other utilities for use of their transmission and distribution system.  Other issues that may further delay competition include, but are not limited to, the following:
•	Ability of cooperatives to "opt out" of the provisions of the customer choice laws in some states;
•	Utilities in many states may still be regulated regarding rates on non-competitive services, such as distribution;
•	Many states will still regulate the securities issued by utilities, including cooperatives;
•	FERC regulation of rates as well as terms and conditions of transmission service;
•	Reconciling the differences between state laws, such that out-of-state utilities can compete with in-state utilities; and
•	The fact that few competitors have much interest in serving residential or rural customers.

In addition to customer choice laws, some state agencies regulate electric cooperatives with regard to rates and borrowing.  There are 16 states that regulate the rates electric systems charge; of these states, two states have partial oversight authority over the cooperatives' rates, but not the specific authority to set rates.  Nine states allow cooperatives the right to opt in or out of state regulation.  There are 20 states that regulate electric systems regarding the issuance of long-term debt and one of these states regulates both the issuance of short-term and long-term debt.  FERC also has jurisdiction to regulate wholesale rates, terms and conditions of service and the issuance of securities by public utilities within its jurisdiction, which presently includes only a few cooperatives.

With the enactment of the Energy Policy Act of 2005 in August 2005, the definition of a public utility has been modified to exclude cooperatives currently financed by RUS and non-RUS financed cooperatives provided that the non-RUS financed cooperatives have total annual sales less than four million Mwh.  The Energy Policy Act of 2005 effectively provides a statutory exemption from FERC regulation as public utilities for essentially all distribution cooperatives, although such cooperatives may be subject to other aspects of FERC regulation in certain circumstances.

Telecommunications Systems
RTFC member telecommunications systems generally are regulated at the state and federal levels.  Most state regulatory bodies regulate local service rates, intrastate access rates and telecommunications company borrowing.  The Federal Communications Commission ("FCC") regulates interstate access rates and the issuance of licenses required to operate certain types of telecom operations.  Some member telecommunications systems have affiliated companies that are not regulated.

The Telecommunications Act of 1996 (the "Telecom Act") created a framework for competition and deregulation in the local telecommunications market.  The Telecom Act had four basic goals: competition, universal service, deregulation and fostering advanced telecommunications and information technologies.  To achieve competition, the Act required all carriers to interconnect with all others and LECs to provide competitors with access to elements of their networks.  Congress included provisions in the Telecom Act granting RLECs an exemption from the above requirement to provide competitors with access to their networks, absent a determination that it would be in the public interest.

Competition continues to be a significant factor in the telecommunications industry.  A January 2007 FCC report on competition states that as of June 2006, competitive local exchange carriers ("CLECs") provided service to 30 million access lines - 17.4 % of the nation's 172 million end-user switched access lines.  Wireless carriers are providing service to 217.4 million mobile telephone service subscriptions - more than incumbent LEC ("ILECs") and CLECs combined.  Non facilities-based CLECs took advantage of pro-competitive FCC rules that allowed CLECs to obtain all elements of the ILECs' networks necessary to conduct business at favorable rates.  This is known as the unbundled network element platform ("UNE-P") and consisted of a combination of an unbundled loop, unbundled local circuit switching and shared transport.

A March 2004 court order forced the FCC to revisit its rules on UNE-P.  In a decision favorable to the regional Bell companies, in December 2004, the FCC ruled that ILECs no longer had any obligation to provide CLECs with mass market local circuit switching and gave CLECs 12 months to transition existing customers off of unbundled local circuit switching.  This ruling caused the UNE-P CLEC business model to collapse and created extreme hardship for many such CLECs.  Over 50% of total CLEC lines as of June 2004 were provided through UNE-P.  AT&T and MCI subsequently exited the residential CLEC market.  Combined with the failure of the stand-alone long distance provider business model, AT&T and MCI sought merger partners.  AT&T was merged into SBC and is now known as AT&T.  MCI merged into Verizon.

RLECs generally were not subject to UNE-P based competition, since RLECs enjoyed an exemption contained in the Telecom Act; however, rural telecommunications companies are experiencing competition.  For the most part, local exchange competition has benefited RLECs by enabling them to enter nearby towns and cities as competitive LECs, leveraging their existing infrastructure and reputation for providing quality, modern telecommunications service.

In addition to competition, the Telecom Act also mandated a universal telecommunications service support mechanism and required that it be: (1) sufficient to ensure that rural customers receive reasonably comparable rates and services when compared to urban customers; and (2) portable, that is available to all eligible providers.  Congress stated its intent that implicit subsidies presently contained in the access charges local telecommunications companies levy on long distance carriers be eliminated and be made explicit in the new universal service support mechanism. Rules adopted by the FCC in 2000 have provided adequate levels of universal service support.  This has been essential for RLECs, as other FCC rulings have reduced access charges which are a key revenue source.  Numerous wireless carriers have entered rural markets as competitors to the RLECs.  By obtaining competitive eligible telecommunications carrier status from state regulators (as provided for in the Telecom Act), these wireless carriers are able to receive universal service funds ("USF") based on the incumbent LEC's costs.  This has led to growth of the fund and great concern for its sustainability.  USF's current funding base of interstate telecommunications revenues is shrinking as long distance minutes-of-use go down due to wireless, email and voice over internet protocol substitution.  Uncontrolled demand for USF funding has resulted in the rate assessed on all participants in the nationwide network becoming unsustainably high.  The second quarter 2007 assessment rate is 11.7%.  All industry segments agree that changes need to be made regarding eligibility and the funding mechanism for USF.  However, they are not all in agreement on what those changes should be.  The Federal-State Joint Board has recently recommended limiting payments to wireless carriers at the 2006 levels on an interim basis to help stabilize the fund until Congress and the FCC can develop a long-term solution.  Wireline carriers support this approach.  Wireless carriers are opposed.

The FCC also has a proceeding open on intercarrier compensation – the most important components of which are access fees LECs charge to interexchange carriers that originate or terminate long distance traffic on LEC networks.  While the large LECs (most of which now own long distance companies) would like to see these fees transition to zero, RLECs depend heavily on access charges and are active participants in the FCC proceeding.  RLECs have come together with a unified proposal that would preserve some access fees and are promoting it with the FCC.

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

Another aspect of the Telecom Act dealt with advanced telecommunications and information technologies.  In the late 1990s there was the concern that there was a growing "digital divide" between various groups and areas within the country.  Legislators sought to provide broadband connectivity to all Americans through programs which provide funding to connect schools and libraries to the internet.  RUS has issued rules liberalizing its lending criteria to facilitate provision of advanced telecommunications and information services in rural areas.  Congress also created an RUS broadband loan program in 2002. To date, RUS has made 70 broadband loans totaling $1.22 billion.  Congress authorized $500 million in fiscal year 2007 lending authority.  For fiscal year 2008, the Administration is proposing an additional $300 million.

Given the increased availability of government financing for rural broadband, it is unlikely that the Company will be participating in this financing to any significant degree outside of incremental lending to existing RLEC borrowers to provide broadband services to their customers.

The RUS Program

Since the enactment of the Rural Electrification Act in 1936 (the "RE Act"), RUS has financed the construction of electric generating plants, transmission facilities and distribution systems in order to provide electricity to rural areas.  Principally through the organization of systems under the RUS loan program in 47 states and one U.S. territory, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11% in 1934 to almost 100% currently.  Rural electric systems serve 12% of all consumers of electricity in the United States and its territories and account for approximately 10% of total sales of electricity and own about 5% of energy generation and generating capacity.

In 1949, the RE Act was amended to allow RUS to lend for the purpose of furnishing and improving rural telecommunications service.  For fiscal year 2007, RUS has $690 million in lending authority for rural telephone systems and an additional $558 million for other telecommunications programs, including distance learning and broadband.

The RE Act provides for RUS to make insured loans and to provide other forms of financial assistance to electric borrowers.  RUS is authorized to make direct loans, at below market rates, to systems that qualify for the hardship program (5% interest rate) or the municipal rate program (based on a municipal government obligation index).  RUS is also authorized to guarantee loans that are used mainly to provide financing for construction of power supply projects.  Guaranteed loans bear interest at a rate agreed upon by the borrower and the lender (which generally has been the Federal Financing Bank ("FFB")).  RUS also provides financing at the Treasury rate.  The RUS exercises financial and technical supervision over borrowers' operations.  Its loans and guarantees are generally secured by a mortgage on substantially all of the system's property and revenues.

For the fiscal year ending September 30, 2008, the President’s budget requests $100 million for hardship loans and $4 billion for loan guarantees with no requested budget for both municipal rate loans and treasury rate loans.  Neither the House of Representatives or the Senate have passed an Appropriations measure settling the fiscal year 2008 RUS Electric loan program levels.  Electric funding levels for fiscal year 2007 were as follows:  municipal rate loans of $100 million, hardship loans of $99 million, treasury rate loans of $1 billion, and loan guarantees of $2.7 billion.

Item 1A.                      Risk Factors.

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
The Company depends on access to the capital markets to refinance its long-term and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantee and repurchase agreements.  At May 31, 2007, the Company had $2,884 million of commercial paper, daily liquidity fund and bank bid notes and $1,543 million of medium-term notes, collateral trust bonds, subordinated deferrable debt and long-term notes payable scheduled to mature during the next twelve months.  There can be no assurance that the Company will be able to access the markets in the future at all or on terms that are acceptable to the Company.  Downgrades to the Company's long-term debt ratings and/or commercial paper ratings or other events that may deny or limit the Company's access to the capital markets could negatively impact its operations.  The Company has no control over certain items that are considered by the credit rating agencies as part of their analysis for the Company, such as the overall outlook for the electric and telecommunications industries.

Fluctuating interest rates could adversely affect our income, margin and cash flow.
The Company is exposed to interest rate risk in its core lending and borrowing activities.  If the Company does not set interest rates on its loans at a level to cover its cost of funding, there would be an adverse affect on net interest income and net income.

The Company provides its members with many options on its loans with regard to interest rates, the term for which the selected interest rate is in effect and the ability to prepay the loan.  As a result there is a possibility of significant changes in the composition of the loan portfolio.  If the Company is not able to adjust its outstanding debt portfolio to match the changes in the loan portfolio, there could be an adverse impact on net interest income and net income.

In addition, the Company's calculated impairment on non-performing and restructured loans will increase as the Company's long-term variable and short-term interest rates increase.  Currently, an increase of 25 basis points to the Company's variable interest rates would result in an increase of $7 million to the calculated impairment.

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

The Company competes with other lenders for the portion of the loan commitment that RUS will not lend, for the loans to members that cannot borrow from RUS or for loans to members that have elected not to borrow from RUS.  If other lenders are more successful than the Company in the competition for this loan volume, it could have an adverse impact on the Company's financial results.

We may not recover the value of amounts that we lend.
CFC's allowance for loan losses is established through a provision charged to expense that represents management's best estimate of probable losses that have been incurred within the existing portfolio for loans.  The level of the allowance reflects management's continuing evaluation of: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses and risks inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires CFC to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of CFC's control, may require an increase in the allowance for loan losses.  In addition, if actual losses incurred exceed current estimates of probable losses currently included in the allowance for loan losses, CFC will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income, and may have a material adverse effect on CFC's financial results and credit ratings.

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
If the Company's credit rating falls to the level specified in certain of its derivative agreements, the other counterparty may terminate the agreement.  If the counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument.  Based on the fair market value of its interest rate exchange agreements subject to rating triggers at May 31, 2007, the Company may be required to make a payment of up to $5 million if its senior unsecured ratings declined to Baa1 or BBB+, and up to $47 million if its senior unsecured ratings declined below Baa1 or BBB+.  In calculating the required payments, the Company only considered agreements in which it would have been required to make a payment upon termination.  In the event the Company is required to make a payment as a result of a rating trigger, it could have a material adverse impact on its financial results.

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
Legislation that removes or imposes new conditions on the federal tax exemption for 501(c)(4) social welfare organizations could have a negative impact on the Company's net income.  CFC's continued exemption depends on it conducting its business in accordance with its 501(c)(4) status.

Item 1B.                      Unresolved Staff Comments.

None.

Item 2.                      Properties.

CFC leases office space that serves as its headquarters in Fairfax County, Virginia.  In October 2005, CFC entered into a three-year lease with the building owner for approximately 107,228 square feet of the facility’s office, meeting and storage space.  CFC has the option to extend the lease for two additional one-year periods with terms similar to the initial three-year lease.

Item 3.                      Legal Proceedings.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                      Market for Registrant's Common Equity and Related Stockholder Matters.

Inapplicable.

Item 6.                      Selected Financial Data.

The following is a summary of selected financial data for the years ended May 31:

(Dollar amounts in thousands)	2007	2006 (As restated) (11)	2005 (As restated) (11)	2004 (As restated) (11)	2003 (As restated) (11)
For the year ended May 31:
Interest income	$1,054,224	$1,007,912	$1,030,853	$1,009,856	$1,075,310
Net interest income	57,494	31,976	88,820	68,365	123,682
Derivative cash settlements (1)	86,442	80,883	78,287	123,363	130,686
Derivative forward value (1)	(79,281)	28,805	25,849	(228,840)	754,727
Foreign currency adjustments (2)	(14,554)	(22,594)	(22,893)	(65,310)	(243,220)
Income (loss) prior to income taxes, minority interest and cumulative effect of change in accounting principle (3)	16,541	105,762	126,561	(194,292)	649,485
Cumulative effect of change in
accounting principle (4)	-	-	-	22,369	-
Net income (loss)	$11,701	$95,497	$122,503	$(177,729)	$649,485
Fixed charge coverage ratio (TIER) (5)(6)	1.01	1.10	1.13	-	1.68
Adjusted fixed charge coverage ratio
(Adjusted TIER) (7)	1.12	1.11	1.14	1.12	1.17

As of May 31:
Loans to members	$18,128,207	$18,360,905	$18,972,068	$20,488,523	$19,484,341
Allowance for loan losses	(561,663)	(611,443)	(589,749)	(573,939)	(511,463)
Assets	18,575,181	19,179,621	20,060,314	21,455,443	21,139,282
Short-term debt (8)	4,427,123	5,343,824	7,952,579	5,990,039	5,046,978
Long-term debt (9)	11,295,219	10,642,028	8,701,955	12,009,182	12,050,119
Subordinated deferrable debt (10)	311,440	486,440	685,000	550,000	650,000
Members' subordinated certificates	1,381,447	1,427,960	1,490,750	1,665,158	1,708,297
Members' equity (1)	566,286	545,351	523,583	483,126	454,376
Total equity	710,041	784,408	764,934	692,453	927,453
Guarantees	$1,074,374	$1,078,980	$1,157,752	$1,331,299	$1,903,556
Leverage ratio (6)	26.64	24.80	26.71	31.88	23.85
Adjusted leverage ratio (7)	6.81	6.38	6.50	7.07	6.69
Debt to equity ratio (6)	25.13	23.42	25.20	29.95	21.79
Adjusted debt to equity ratio (7)	6.37	5.97	6.07	6.58	6.01

(1)
Derivative cash settlements represent the net settlements received/paid on interest rate and cross currency exchange agreements that do not qualify for hedge accounting for the years ended May 31, 2007, 2006, 2005, 2004 and 2003.  The derivative forward value represents the change in fair value on exchange agreements that do not qualify for hedge accounting, as well as amortization related to the long-term debt valuation allowance and related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001.  Members' equity represents total equity excluding foreign currency adjustments, derivative forward value and accumulated other comprehensive income (see "Non-GAAP Financial Measures" in Management's Discussion and Analysis for further explanation of members' equity and a reconciliation to total equity).

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

(3)	Includes $43 million gain on sale of building and land at May 31, 2006.
(4)
The cumulative effect of change in accounting principle in 2004 represents the impact of implementing Financial Accounting Standards Board Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003.

(5)
The fixed charge coverage ratio is the same calculation as CFC's Times Interest Earned Ratio ("TIER").  For the year ended May 31, 2004, CFC's earnings were insufficient to cover fixed charges by $200 million.

(6)	See "Non-GAAP Financial Measures" in Management's Discussion and Analysis for the GAAP calculations of these ratios.
(7)
Adjusted ratios include non-GAAP adjustments that CFC makes to financial measures in assessing its financial performance.  See "Non-GAAP Financial Measures" in Management's Discussion and Analysis for further explanation of these calculations and a reconciliation of the adjustments.

(8)	Includes the foreign currency valuation account of $245 million, $40 million and $150 million at May 31, 2006, 2005 and 2003, respectively.
(9)
Excludes $1,368 million, $1,839 million, $3,591 million, $2,365 million, and $ 2,911 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2008, 2007, 2006, 2005 and 2004, respectively (see Note 5 to the consolidated financial statements).  Includes the long-term debt valuation allowance of $(1) million and $2 million at May 31, 2003 and 2002, respectively, and the foreign currency valuation account of $221 million, $234 million and $176 million at May 31, 2005, 2004 and 2003, respectively.

(10)	Excludes $175 million called in June 2007 and $150 million called in June 2006 at May 31, 2007 and 2006, respectively, reported in short-term debt.
(11)
See Note 1 (w) to the consolidated financial statements for further explanation of the restatement of the consolidated statement of operations data for fiscal years 2006 and 2005 and the consolidated balance sheet data as of May 31, 2006.  Prior year periods have been revised to reflect the adjustments related to the restatement described in Note 1(w).

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

Restatement

Subsequent to the issuance of the May 31, 2006 consolidated financial statements, the Company’s management identified an error in the recording of interest expense on foreign denominated debt and the cash settlement income from foreign currency exchange agreements, as well as the related accrued interest payable and accrued interest receivable.  The Company was using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the average spot foreign currency exchange rate during the income statement period to convert the interest expense on the foreign denominated debt and foreign exchange agreement income to U.S. dollars.  The Company was also using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the spot foreign currency exchange rate at the end of the balance sheet period to convert the accrued interest payable and accrued interest receivable to U.S. dollars.  The interest expense on the foreign denominated debt and the cash settlement income from the foreign currency exchange agreement are equal and offsetting amounts, as the Company uses the amount received under the exchange agreement to pay the interest expense on the foreign denominated debt.  The amounts for the accrued interest payable and accrued interest receivable are also offsetting.  As a result of this error, interest expense and cash settlement income were understated by $13 million and $15 million for the years ended May 31, 2006 and 2005, respectively.  The Company subtracts the net accrual from the last settlement date on its derivatives at each period end in the calculation of the related fair value, so the error in the calculation of the income receivable on the foreign exchange agreements also impacted the fair value of the derivatives recorded as a derivative asset.  Thus this correction also impacts the change in the fair value of the derivatives reported in the derivative forward value line on the consolidated statement of operations.  The derivative forward value line and net income were overstated by $0.2 million and $0.5 million for the years ended May 31, 2006 and 2005, respectively.  There is no impact on cash flows from operating activities or the total change in cash in the consolidated statements of cash flows.  There was no change to the reported times interest earned (“TIER”) calculation for either year.  The amounts reported on the consolidated balance sheet for accrued interest payable and accrued interest and other receivables at May 31, 2006 were understated by $4 million and the amounts reported for the derivative asset and retained equity at May 31, 2006 were overstated by $4 million.

The Company has revised the Management’s Discussion and Analysis for the effects of this restatement.

Business Overview

CFC was formed in 1969 by rural electric cooperatives to provide a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS").  CFC is organized as a cooperative in which each member (other than associates) is entitled to one vote.  Under CFC's bylaws, the board of directors is composed of 23 individuals, 20 of whom must be either general managers or directors of member systems, two of whom are designated by the National Rural Electric Cooperative Association and one at-large position who must satisfy the requirements of an audit committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 and must be a trustee, director, manager, Chief Executive Officer or Chief Financial Officer of a member.  In November 2006, the CFC Board elected an at-large director that qualifies as a financial expert who will serve on the audit committee.  The director took his seat on the board following the CFC annual meeting in March 2007.  CFC is a tax-exempt entity under Section 501(c)(4) of the Internal Revenue Code.

RTFC is a not-for-profit private cooperative association created for the purpose of providing and/or arranging financing for its rural telecommunications members and their affiliates.  NCSC also is a private non-profit cooperative association.  The principal purpose of NCSC is to provide financing to the for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to, members of CFC.

The Company's primary objective as a cooperative is to provide its members with low loan and guarantee rates while maintaining sound financial results required to attain high credit ratings on its debt instruments.  As a not-for-profit, membership owned financial institution, the Company's goal is not to maximize its profit on loans to members, but rather to find a balance between charging its members low rates on loans and maintaining the financial performance required to access the capital markets on behalf of its members.  Thus, the Company marks up its funding costs only to the extent necessary to cover its operating expenses, a provision for loan losses and to provide earnings sufficient to preserve interest coverage in light of the Company's financing objectives.

At May 31, 2007, the Company's consolidated membership was 1,544 including 899 utility members, the majority of which are consumer-owned electric cooperatives, 513 telecommunications members, 66 service members and 66 associates in 49 states, the District of Columbia and two U.S. territories.  The utility members included 830 distribution systems and 69 generation and transmission ("power supply") systems.

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

CFC is required by law to have a mechanism to allocate its net income to its members.  CFC allocates its net income excluding the non-cash effects of Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended and SFAS 52, Foreign Currency Translation annually to an education fund, a members' capital reserve and to members based on each member's patronage of the loan programs during the year.  RTFC annually allocates its net income to its members based on each member's patronage of the loan programs during the year.  NCSC does not allocate its net income to its members.

The Company's performance is closely tied to the performance of its member rural electric and telecommunications systems due to the near 100% concentration of its loan and guarantee portfolio in those industries.

Financial Overview
Results of Operations
The Company uses TIER instead of the dollar amount of net interest income or net income as its primary performance indicator, since its net income in dollar terms is subject to fluctuation as interest rates change.  TIER is a measure of the Company's ability to cover the interest expense on its debt obligations.  TIER is calculated by dividing the sum of interest expense and the net income prior to the cumulative effect of change in accounting principle by the interest expense.

For the year ended May 31, 2007, the Company reported net income of $12 million and TIER of 1.01, compared to a net income of $96 million and TIER of 1.10 for the prior year.  For the year ended May 31, 2007, the Company reported an adjusted net income of $108 million and adjusted TIER of 1.12, compared to an adjusted net income of $97 million and adjusted TIER of 1.11 for the prior year.  See "Non-GAAP Financial Measures" for more information on the adjustments the Company makes to its financial results for the purposes of its own analysis and covenant compliance.

During the year ended May 31, 2007, the Company's earnings were impacted by the level of loans on non-accrual status.  Holding loans on non-accrual status resulted in a reduction of $81 million to reported interest income for the year ended May 31, 2007.  During fiscal year 2008, the Company expects the outstanding balance on the current loans on non-accrual status to decrease due to anticipated loan write-offs and principal repayments.  The Company anticipates writing off approximately $17 million related to VarTec Telecom, Inc. (“VarTec”) during the first quarter of fiscal year 2008.  This write-off will reduce the exposure to the amount of the expected recovery on the debtor-in-possession loan.  In addition, it is expected that Denton County Electric Cooperative, Inc. d/b/a CoServ Electric (“CoServ”) will make scheduled quarterly payments totaling $25 million, which will all be applied as a reduction to principal in fiscal year 2008.

The reduction to the amount of loans on non-accrual status should result in an increase to the adjusted net interest income yield during fiscal year 2008.  Changes to the Company's variable interest rates should mirror changes to the federal funds rate.  The calculated impairment on the Company's loans increases or decreases with the increases and decreases to the Company's variable interest rates.  Based on the current balance of impaired loans at May 31, 2007, an increase or decrease of 25 basis points to the Company's variable interest rates results in an increase or decrease of approximately $7 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.

Financial Condition
During the year ended May 31, 2007, the Company's total loans outstanding decreased by $233 million or 1% from May 31, 2006.  At May 31, 2007, RTFC loans outstanding decreased by $302 million, CFC loans outstanding increased by $10 million and NCSC loans outstanding increased by $59 million compared to May 31, 2006.  CFC loan advances were offset by the sale of $366 million of CFC distribution loans at par in a loan securitization transaction in February 2007.  CFC expects to continue such loan sales.  See further discussion in “Results of Operations”.

The Company expects that the balance of the loan portfolio will remain relatively stable during fiscal year 2008.  Loans from the Federal Financing Bank ("FFB"), a division of the U.S. Treasury Department, with an RUS guarantee, represent a lower cost option for rural electric utilities compared to the Company.  The Company anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems.  The Company anticipates that the RTFC loan balance will continue to decline due to long-term loan amortization and lower levels of capital expenditure requirements and asset acquisitions in the rural telecommunications marketplace.

During the year ended May 31, 2007, short-term debt decreased by $917 million and long-term debt increased by $653 million.   Short-term debt decreased due to the maturity of medium-term notes and because CFC further reduced its reliance on the dealer commercial paper markets.

At May 31, 2007, the Company reported total equity of $710 million, a decrease of $74 million from $784 million reported at May 31, 2006.  Under GAAP, the Company's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements.  As a result, it is difficult to predict the future changes in the Company's reported GAAP equity due to the uncertainty of the movement in future interest rates.  In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of SFAS 133 and 52.

Liquidity
At May 31, 2007, the Company had $2,884 million of commercial paper, daily liquidity fund and bank bid notes and $1,543 million of medium-term notes, collateral trust bonds, subordinated deferrable debt and long-term notes payable scheduled to mature during the next twelve months.  Members held commercial paper (including the daily liquidity fund) totaling $1,634 million or approximately 59% of the total commercial paper outstanding at May 31, 2007.  Commercial paper issued through dealers and bank bid notes totaled $1,118 million and represented 6% of total debt outstanding at May 31, 2007.  The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during fiscal year 2008.  During the next twelve months, the Company plans to refinance the $1,543 million of medium-term notes, collateral trust bonds, subordinated deferrable debt and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt.

CFC uses member loan repayments, capital market debt issuance, private debt issuance, member investments, and net income to fund its operations.  In addition, the Company maintains both short-term and long-term bank lines in the form of revolving credit agreements with its bank group.  Members pay a small membership fee and are typically required to purchase subordinated certificates as a condition to receiving a long-term loan advance and as a condition of membership.  CFC has a need for funding to make loan advances to its members, to make interest payments on its public and private debt and to make payments of principal on its maturing debt.  To facilitate open access to the capital markets, CFC is a regular issuer of debt in the capital markets, maintains strong credit ratings and has shelf registrations on file with the Securities and Exchange Commission ("SEC").  The Company plans to file a registration statement as a well-known seasoned issuer that will authorize the Company to issue an unlimited amount of debt under each of its public debt instruments for a three-year period.  CFC also has access to foreign debt markets with Euro medium-term note and commercial paper programs and an Australian medium-term note program.

The Company can borrow amounts from the FFB with a guarantee of repayment by the RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant ("REDLG") program.  As a result of the RUS guarantee, these funds may represent a lower cost compared to the Company's other forms of debt securities.  Subsequent to our fiscal year-end, on August 1, 2007, CFC submitted an application to borrow the remaining $500 million available under FFB loan facilities.  These funds were received by CFC on August 7, 2007.

Subsequent to our fiscal year-end, on June 1, 2007, the Company redeemed the 7.40% subordinated deferrable debt securities due 2050 totaling $175 million.  The Company redeemed these securities at par and recorded a charge of $6 million in interest expense during the first quarter of fiscal year 2008 for the unamortized issuance costs.

Critical Accounting Estimates

Allowance for Loan Losses
At May 31, 2007 and 2006, the Company had a loan loss allowance that totaled $562 million and $611 million, representing 3.10% and 3.33% of total loans outstanding, respectively.  GAAP requires loans receivable to be reported on the consolidated balance sheets at net realizable value.  The net realizable value is the total principal amount of loans outstanding less an estimate of the probable losses inherent in the portfolio.  The Company calculates its loss allowance on a quarterly basis.  The loan loss allowance is calculated by segmenting the portfolio into three categories of loans: impaired, high risk and general portfolio.  There are significant subjective assumptions and estimates used in calculating the amount of the loss allowance required by each of the three categories.  Different assumptions and estimates could also be reasonable.  Changes in these assumptions and estimates could have a material impact on the Company's financial statements.

Impaired Exposure
The Company calculates impairment on certain loans in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended.  SFAS 114 states that a loan is impaired when a creditor does not expect to collect all principal and interest due under the original terms of the loan.  The Company reviews its portfolio to identify impairments at least on a quarterly basis.  Factors considered in determining an impairment include, but are not limited to: the review of the borrower's audited financial statements and interim financial statements if available, the borrower's payment history, communication with the borrower, economic conditions in the borrower's service territory, pending legal action involving the borrower, restructure agreements between the borrower and the Company, and estimates of the value of the borrower's assets that have been pledged as collateral to secure the Company's loans.  The Company calculates the impairment by comparing the future estimated cash flow, discounted at the original loan interest rate, against its current investment in the receivable.  If the current investment in the receivable is greater than the net present value of the future payments discounted at the original contractual interest rate, the impairment is equal to that difference.   If it is not possible to estimate the future cash flow associated with a loan, then the impairment calculation is based on the value of the collateral pledged as security for the loan.  At May 31, 2007 and 2006, the Company had a total of $397 million and $447 million reserved specifically against impaired exposure totaling $1,099 million and $1,201 million, respectively, representing 36% and 37%, respectively, of the total impaired loan exposure.  The $397 million and $447 million specific reserves represented 71% and 73% of the total loan loss allowance at May 31, 2007 and 2006, respectively. The calculated impairment at May 31, 2007 was lower than at May 31, 2006 due to a settlement agreement with one borrower resulting in a loan write-off of $44 million and payments received on impaired loans offset by higher interest rates on variable rate loans.  See further discussion under “Financial Condition”.  The original contract rate on a portion of the impaired loans at May 31, 2007 will vary with the changes in the Company's variable interest rates.  Based on the current balance of impaired loans at May 31, 2007, a 25 basis point increase or decrease to the Company's variable interest rates would result in an increase or decrease, respectively, of approximately $7 million to the calculated impairment irrespective of a change in the credit fundamentals of the impaired borrower.

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

High Risk Exposure
Loan exposures considered to be high risk represent exposure in which the borrower has had a history of late payments, the borrower's financial results do not satisfy loan financial covenants, the borrower has contacted the Company to discuss pending financial difficulties or for some other reason, the Company believes that the borrower's financial results could deteriorate resulting in an elevated potential for loss.  The Company's corporate credit committee is responsible for determining which loans should be classified as high risk and the level of reserve required for each borrower.  The committee meets at least quarterly to review all loan facilities with an internal risk rating above a certain level.  Once it is determined that exposure to a borrower should be classified as high risk, the committee sets the required reserve level based on the facts and circumstances for each borrower, such as the borrower's financial condition, payment history, the Company's estimate of the collateral value, pending litigation, if any, and other factors.  This is an objective and subjective exercise in which the committee uses the available information to make its best estimate as to the level of loss allowance required.  At any reporting date, the reserve required could vary significantly depending on the facts and circumstances, which could include, but are not limited to: changes in collateral value, deterioration in financial condition, the borrower declaring bankruptcy, payment default on the Company's loans and other factors.  The borrowers in the high risk category will generally either move to the impaired category or back to the general portfolio within a period of 12 to 24 months.  At May 31, 2007 and 2006, the Company had reserved $3 million and $2 million against the $6 million and $12 million of exposure classified as high risk, representing coverage of 50% and 17%, respectively.  The $3 million and $2 million reserved for loans in the high risk category represented less than 1% of the total loan loss allowance at May 31, 2007 and 2006.

General Portfolio
The Company's methodology used to determine the required loan loss allowance for the general portfolio includes the use of an internal risk rating system, historical default data on corporate bonds and Company specific loss recovery data.  The Company uses the following factors, in no particular order, to determine the level of the loan loss allowance for the general portfolio category:

•	Internal risk ratings - the Company maintains risk ratings for each credit facility outstanding to its borrowers. The ratings are updated at least annually and are based on the following:
o	General financial condition of the borrower.
o	The Company's internal estimated value of the collateral securing its loans.
o	The Company's internal evaluation of the borrower's management.
o	The Company's internal evaluation of the borrower's competitive position within its service territory.
o	The Company's estimate of potential impact of proposed regulation and litigation.
o	Other factors specific to individual borrowers or classes of borrowers.
•
Standard corporate default table - The table provides expected default rates based on rating level and the remaining maturity of the bond.  The Company uses the standard default table for all corporate bonds published by Standard and Poor's Corporation to assist in estimating its reserve levels.

•	Recovery rates - Estimated recovery rates based on historical experience of loan balance at the time of default compared to the total loss on the loan to date.

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

In addition to the general portfolio reserve requirement as calculated above, the Company maintains an additional reserve for borrowers with a total exposure in excess of 1.5% of its total loans and guarantees outstanding.  The additional reserve is based on the amount of exposure in excess of 1.5% of the Company's total exposure and the borrower's internal risk rating.  At May 31, 2007 and 2006, the Company had a reserve of $3 million based on the additional risk related to large exposures.

At May 31, 2007 and 2006, the Company had a total of $16,768 million and $16,886 million of loans, respectively, in the general portfolio.  This total does not include $256 million and $261 million of loans at May 31, 2007 and 2006, respectively, that have a U.S. Government guarantee of all principal and interest payments.  The Company does not maintain a loan loss allowance on loans that are guaranteed by the U.S. Government.  At May 31, 2007 and 2006, the Company reserved a total of $162 million (including the $3 million described above for additional risk related to large exposures) for loans in the general portfolio representing coverage of 0.97% and 0.96%, respectively, of the total loans for the general portfolio.

In fiscal years 2007, 2006 and 2005, CFC recorded a recovery to the loan loss reserve totaling $7 million, provision of $23 million and provision of  $16 million, respectively.

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

Generally, the Company's derivatives do not qualify for hedge accounting.  To qualify for hedge accounting, there must be a high correlation between the pay leg of the interest rate exchange agreement and the asset being hedged or between the receive leg of the interest rate exchange agreement and the liability being hedged.  A large portion of the Company's interest rate exchange agreements use a 30-day composite commercial paper index as the receive leg, which would have to be highly correlated to the Company's own commercial paper rates to qualify for hedge accounting.  The Company sells commercial paper to its members as well as to investors in the capital markets.  The Company sets its commercial paper rates daily based on its cash requirements.  The correlation between the Company's commercial paper rates and the 30-day composite commercial paper index has not been consistently high enough to qualify for hedge accounting.  At May 31, 2007 and 2006, the Company did not have any interest rate exchange agreements that were accounted for using hedge accounting.

The Company does not plan to adjust its practice of using the 30-day composite commercial paper or a LIBOR index as the receive portion of its interest rate exchange agreements.  The Company sets the variable interest rates on its loans based on the cost of its short-term debt, which is comprised of long-term debt due within one year and commercial paper.  The Company believes that it is economically hedging its net interest income on loans by using the 30-day composite commercial paper or LIBOR index, which are the rates that are most closely related to the rates it pays on its own commercial paper.  During certain periods, the correlation between the LIBOR rates or the 30-day composite commercial paper rate and the Company's 90-day and 30-day commercial paper rate has been higher than the required 90% to qualify for hedge accounting.  However, the correlation is not consistently above the 90% threshold, therefore the interest rate exchange agreements that use the three-month LIBOR rate or 30-day composite commercial paper rate do not qualify for hedge accounting.  For the purposes of its own analysis, the Company believes that the correlation is sufficiently high to consider these agreements effective economic hedges.

As a result of applying SFAS 133, the Company has recorded derivative assets of $223 million and $576 million and derivative liabilities of $72 million and $85 million at May 31, 2007 and 2006, respectively.  From inception to date, accumulated other comprehensive income related to derivatives was $12 million and $13 million as of May 31, 2007 and 2006, respectively.

The impact of derivatives on the Company's consolidated statements of operations for the years ended May 31, 2007, 2006 and 2005 was a gain of $7 million, $107 million and $98 million, respectively.  For the year ended May 31, 2007, the derivative forward value includes a charge of $31 million related to the termination of two interest rate exchange agreements.  This amount was offset by a $31 million payment received as a result of the early termination and recorded as income in cash settlements.  The change in the fair value of derivatives for the years ended May 31, 2007, 2006 and 2005 was a loss of $79 million, a gain of $29 million and a gain of $26 million, respectively, recorded in the Company's derivative forward value.  For the years ended May 31, 2007, 2006 and 2005, the derivative forward value includes $0.8 million, $0.4 million and $16 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133.  In addition, income totaling $86 million, $79 million and $72 million was recorded for total net cash settlements received by the Company during the years ended May 31, 2007, 2006 and 2005, respectively, of which $86 million, $81 million and $78 million, respectively, relate to interest rate and cross currency interest rate exchange agreements that do not qualify for hedge accounting under SFAS 133 and were recorded in derivative cash settlements. The remaining expense of $2 million and $6 million for the years ended May 31, 2006 and 2005, respectively, relate to interest rate and cross currency interest rate exchange agreements that qualify for hedge accounting under SFAS 133 and were recorded in interest expense.

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

Cash settlements that the Company pays and receives for derivative instruments that do not qualify for hedge accounting are recorded in the cash settlements line in the consolidated statements of operations.  Each 25 basis point increase or decrease to the 30-day composite commercial paper index, the three-month LIBOR rate and the six-month LIBOR rate would result in a $5 million increase or decrease in the Company's total cash settlements due to the composition of the portfolio at May 31, 2007.  The Company's interest rate exchange agreements at May 31, 2007 include $7,277 million notional amount, or 58% of the total interest rate exchange agreements in which the Company pays a fixed interest rate and receives a variable interest rate.  For the remaining $5,256 million notional amount, or 42% of the total interest rate exchange agreements at May 31, 2007, the Company pays a variable interest rate and receives a fixed interest rate. Based on the interest rate exchange agreements in place at May 31, 2007, an increase to variable interest rates results in an increase to cash settlements due to CFC.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS 133 and 140. SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company’s adoption of SFAS 155 as of June 1, 2007 is not expected to have a material impact on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets.  SFAS 156 requires the initial measurement of all separately recognized servicing assets and liabilities at fair value and permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  The Company’s adoption of SFAS 156 as of June 1, 2007 is not expected to have a material impact on the Company's financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company’s adoption of FIN 48 as of June 1, 2007 is not expected to have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company's adoption of SFAS 157 as of June 1, 2008 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As part of the Company's adoption of SFAS 159 as of June 1, 2008, it does not plan to choose the option to measure eligible financial instruments at fair value and therefore the adoption of SFAS 159 is not expected to have a material impact on the Company's financial position or results of operations.

Results of Operations

Fiscal Year 2007 versus 2006 Results
The following chart presents the results for the year ended May 31, 2007 versus May 31, 2006.

	For the year ended May 31,		Increase/
(Dollar amounts in millions)	2007	2006	(Decrease)
Interest income	$1,054	$1,008	$46
Interest expense	(997)	(976)	(21)
Net interest income	57	32	25
Recovery of (provision for) loan losses	7	(23)	30
Net interest income after recovery of (provision for) loan losses	64	9	55

Non-interest income:
Rental and other income	2	2	-
Derivative cash settlements	86	81	5
Results of operations of foreclosed assets	10	16	(6)
Gain on sale of building and land	-	43	(43)
Total non-interest income	98	142	(44)

Non-interest expense:
Salaries and employee benefits	(34)	(31)	(3)
Other general and administrative expenses	(18)	(21)	3
Recovery of guarantee liability	2	1	1
Derivative forward value	(79)	29	(108)
Foreign currency adjustments	(15)	(23)	8
Loss on sale of loans	(2)	-	(2)
Total non-interest expense	(146)	(45)	(101)

Income prior to income taxes and minority interest	16	106	(90)

Income taxes	(2)	(3)	1
Minority interest, net of income taxes	(2)	(7)	5
Net income	$12	$96	$(84)

TIER	1.01	1.10
Adjusted TIER (1)	1.12	1.11

(1) Adjusted to exclude the impact of the derivative forward value, foreign currency adjustments and minority interest from net income and to include all derivative cash settlements in the interest expense.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

CFC's net interest income will increase or decrease due to changes in loan volume and the rate that it receives on its loans and pays on its sources of funding, respectively. CFC's loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to interest income, interest expense and net interest income due to changes in loan volume versus changes to interest rates. The analysis is consistent with the May 31, 2007 and 2006 consolidated statements of operations.  For comparability purposes, average daily loan volume is used as the denominator in calculating interest income yield, interest expense rates and net interest income spread.

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

	Volume Rate Variance Table
	(Dollar amounts in millions)

	For the year ended May 31,
	2007			2006			Change due to
	Average Loan Balance	Income/ (Cost)	Rate	Average Loan Balance	Income/ (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income
CFC	$15,803	$917	5.80%	$15,605	$847	5.43%	$11	$59	$70
RTFC	1,994	106	5.30%	2,356	130	5.50%	(20)	(4)	(24)
NCSC	396	31	8.00%	444	31	7.08%	(4)	4	-
Total	$18,193	$1,054	5.79%	$18,405	$1,008	5.48%	$(13)	$59	$46

Interest expense
CFC	$15,803	$(870)	(5.51)%	$15,605	$(827)	(5.30)%	$(10)	$(33)	$(43)
RTFC	1,994	(100)	(4.98)%	2,356	(123)	(5.21)%	18	5	23
NCSC	396	(27)	(6.90)%	444	(26)	(5.92)%	3	(4)	(1)
Total	$18,193	$(997)	(5.48)%	$18,405	$(976)	(5.30)%	$11	$(32)	$(21)

Net interest income
CFC	$15,803	$47	0.29%	$15,605	$20	0.13%	$1	$26	$27
RTFC	1,994	6	0.32%	2,356	7	0.29%	(2)	1	(1)
NCSC	396	4	1.10%	444	5	1.16%	(1)	-	(1)
Total	$18,193	$57	0.31%	$18,405	$32	0.18%	$(2)	$27	$25

Derivative cash settlements (3)
CFC	$12,508	$86	0.69%	$15,030	$82	0.54%	$(14)	$18	$4
NCSC	124	1	0.33%	110	(1)	(0.84)%	-	2	2
Total	$12,632	$87	0.68%	$15,140	$81	0.53%	$(14)	$20	$6

Adjusted interest expense (4)
Total	$18,193	$(910)	(5.00)%	$18,405	$(895)	(4.86)%	$(3)	$(12)	$(15)
	(1) Variance due to volume is calculated using the following formula: ((current average balance – prior year average balance) x prior year rate).
	(2) Variance due to rate is calculated using the following formula: ((current rate – prior year rate) x current average balance).

(3) For derivative cash settlements, average loan balance represents the average notional amount of derivative contracts outstanding and the rate represents the net difference between the average rate paid and the average rate received for cash settlements during the period.

	(4) See “Non-GAAP Financial Measures” for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.
Interest Income
Total interest income reported on the consolidated statements of operations and shown in the chart above includes the following and the weighted average interest rate thereon:

	For the year ended May 31,
	2007		2006
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed rate loans (1)	$833		$759		$74
Interest on long-term variable rate loans (1)	115		154		(39)
Interest on short-term loans (1)	73		58		15
Total interest income on loans	1,021	5.61%	971	5.28%	50
Interest on investments (2)	9	0.05%	10	0.05%	(1)
Conversion fees (3)	9	0.05%	14	0.08%	(5)
Make-whole and prepayment fees (4)	5	0.03%	5	0.03%	-
Commitment and guarantee fees (5)	9	0.05%	7	0.04%	2
Other fees	1	-	1	-	-
Total interest income	$1,054	5.79%	$1,008	5.48%	$46

(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of excess cash.
(3) Conversion fees are deferred and recognized using the interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

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

The $46 million or 5% increase to the total interest income for the year ended May 31, 2007 as compared to the prior year period was due to the increase to CFC loan interest rates in the markets offset by lower loan volume.  During the year ended May 31, 2007, the Company raised variable interest rates by approximately 15 basis points, while fixed interest rates remained relatively stable.  For the year ended May 31, 2007, the Company had a reduction to interest income of $81 million due to non-accrual loans compared to a reduction of $79 million for the prior year period.  The decrease in loan volume is due to the prepayment of RTFC loans during the year ended May 31, 2007.  The $4 million decrease in fee and investment income earned during the year ended May 31, 2007 was due to lower conversion fees recognized as compared to the prior year period.

The $70 million increase in CFC interest income during the year ended May 31, 2007 as compared to the prior year was due to the increase in interest rates and loan volume partly offset by the impact of non-accrual loans. The impact on CFC interest income of non-accrual loans was a reduction of $39 million for the year ended May 31, 2007 as compared to $36 million for the prior year period.  The impact of non-accrual loans on interest income is included in the rate variance in the chart above.  The $24 million decrease in RTFC interest income during the year ended May 31, 2007 as compared to the prior year was due to the reduction in the balance of RTFC loans outstanding.  The impact on RTFC interest income of non-accrual loans was a reduction of $42 million for the year ended May 31, 2007 as compared to $43 million for the prior year period.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the chart above includes the following and the weighted average interest rate thereon:

	For the year ended May 31,
	2007		2006
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense - commercial paper and bid notes (1)	$179		$133		$46
Interest expense - medium-term notes (1)	364		409		(45)
Interest expense - collateral trust bonds (1)	218		272		(54)
Interest expense - subordinated deferrable debt (1)	33		46		(13)
Interest expense - subordinated certificates (1)	48		47		1
Interest expense - long-term private debt (1)	119		46		73
Total interest expense on debt	961	5.28%	953	5.18%	8
Debt issuance costs (2)	12	0.07%	10	0.05%	2
Derivative cash settlements, net (3)	-	-	2	0.01%	(2)
Commitment and guarantee fees (4)	16	0.09%	11	0.06%	5
Loss (gain) on extinguishment of debt (5)	5	0.03%	(2)	(0.01)%	7
Other fees	3	0.01%	2	0.01%	1
Total interest expense	$997	5.48%	$976	5.30%	$21
(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to debt issuance, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.  Also includes issuance costs related to dealer commercial paper.

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

(5) Represents the gain or loss on the early retirement of debt including the write-off of unamortized discount, premium and issuance costs.

The $21 million increase to the total interest expense for the year ended May 31, 2007 as compared to the prior year period was due to the increase to interest rates in the markets and an increase in guarantee fees expensed due to the increase in REDLG debt outstanding.  Additionally, there was a $5 million loss on the extinguishment of debt for the year ended May 31, 2007 due to the write-off of unamortized debt issuance costs associated with the early redemption of subordinated deferrable debt.  Debt issuance costs increased due to the issuance of $1.6 billion of extendible term debt with an initial maturity, and therefore amortization period, of 13 months.

The adjusted interest expense, which includes all derivative cash settlements for the year ended May 31, 2007, increased by $15 million compared to the prior year period due to the increase to interest expense noted above and the increase to derivative cash settlements described below.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income
The change in the line items described above resulted in an increase in net interest income of $25 million for the year ended May 31, 2007 compared to the prior year period.  The net adjusted interest income, which includes all derivative cash settlements, for the year ended May 31, 2007 was $144 million, an increase of $31 million from the prior year period.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense, and therefore net interest income.

Recovery of/Provision for Loan Losses
A recovery from the allowance for loan losses of $7 million was recorded during the year ended May 31, 2007 due primarily to payments received on impaired loans.  The provision for loan losses of $23 million recorded during the year ended May 31, 2006 was primarily due to an increase in the calculated loan impairments during the year.

Derivative Cash Settlements
The $6 million increase in cash settlements for the year ended May 31, 2007 compared to the prior year period is due to a $31 million payment received as a result of the termination of two interest rate exchange agreements offset by both a decrease to the net rate earned by the Company on exchange agreements and the reduction in the average notional amount of derivatives outstanding as compared to the prior year period.

Results of Operations of Foreclosed Assets
The Company recorded net income of $10 million and $16 million from the operation of foreclosed assets for the years ended May 31, 2007 and 2006.  The results of operations of foreclosed assets for the year ended May 31, 2006 includes a gain of $4 million related to the sale of real estate assets in August 2005.  At May 31, 2007, the remaining balance of foreclosed assets is comprised of notes receivable which the Company continues to service.

Gain on Sale of Building and Land
On October 18, 2005, CFC closed on the sale of its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. resulting in a gain of $43 million for the year ended May 31, 2006.

Recovery of Guarantee Liability
There was a recovery of $2 million from the guarantee liability for the year ended May 31, 2007 compared to a recovery of $1 million in the prior year period.  For the year ended May 31, 2007 and 2006, substantially all guarantees were issued by CFC.

Derivative Forward Value
The $108 million decrease in the derivative forward value during the year ended May 31, 2007 compared to the prior year period is due to a charge of  $31 million related to the termination of two interest rate exchange agreements, changes in the estimate of future interest rates over the remaining life of the derivative contracts and a 17% reduction in the average notional amount of derivatives outstanding.

Foreign Currency Adjustment
The Company's foreign currency adjustment for the year ended May 31, 2007 increased by $8 million compared to the year ended May 31, 2006.  Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar may cause the value of foreign denominated debt outstanding to fluctuate.  An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt.  Changes in the value of the foreign currency exchange agreement are approximately offset by changes in the value of the outstanding foreign denominated debt.  There were no foreign currency exchange agreements outstanding at May 31, 2007.

Loss on Sale of Loans
On February 15, 2007, the Company sold distribution loans with outstanding principal balances totaling $366 million in a loan securitization transaction.  The Company received $366 million of cash in exchange for the loans, which represents the full principal amount of the loans sold.  The Company incurred $0.7 million of costs associated with the transaction and had $0.9 million of unamortized deferred loan origination costs for the loans sold and accordingly, the Company recorded a loss on sale of loans totaling $1.6 million during the year ended May 31, 2007. The Company has no retained interest in the securitized loans. The Company services the loans in return for a market fee of 30 basis points and thus does not record a servicing asset or liability.

Net Income
The change in the line items described above resulted in a decrease in net income of $84 million for the year ended May 31, 2007 from the prior year period.  The adjusted net income, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $108 million, compared to $97 million for the prior year period.  The adjusted net income for the year ended May 31, 2006 included a $43 million gain on the sale of building and land.  Adjusted net income for the year ended May 31, 2006 was $54 million excluding the $43 million gain on the sale of the building and land.  See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net income.

Fiscal Year 2006 versus 2005 Results
The following chart presents the results for the year ended May 31, 2006 versus 2005.

	For the year ended May 31,
(Dollar amounts in millions)	2006	2005	Increase/ (Decrease)
Interest income	$1,008	$1,031	$(23)
Interest expense	(976)	(942)	(34)
Net interest income	32	89	(57)
Provision for loan losses	(23)	(16)	(7)
Net interest income after provision for loan losses	9	73	(64)

Non-interest income:
Rental and other income	2	6	(4)
Derivative cash settlements	81	78	3
Results of operations of foreclosed assets	16	13	3
Gain on sale of building and land	43	-	43
Total non-interest income	142	97	45

Non-interest expense:
Salaries and employee benefits	(31)	(29)	(2)
Other general and administrative expenses	(21)	(20)	(1)
Recovery of guarantee liability	1	3	(2)
Derivative forward value	29	26	3
Foreign currency adjustments	(23)	(23)	-
Total non-interest expense	(45)	(43)	(2)

Income prior to income taxes and minority interest	106	127	(21)

Income taxes	(3)	(2)	(1)
Minority interest, net of income taxes	(7)	(2)	(5)
Net income	$96	$123	$(27)

TIER	1.10	1.13
Adjusted TIER (1)	1.11	1.14

(1) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net income, to include minority interest in net income and to include all derivative cash settlements in the interest expense.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

CFC's net interest income will increase or decrease due to changes in loan volume and the rate that it receives on its loans and pays on its sources of funding, respectively. CFC's loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to interest income, interest expense and net interest income due to changes in loan volume versus changes to interest rates. The analysis is consistent with the May 31, 2006 and 2005 consolidated statements of operations.  For comparability purposes, average daily loan volume is used as the denominator in calculating interest income yield, interest expense rates and net interest income spread.

Management calculates an adjusted net interest income, which includes all derivative cash settlements in its interest expense. The following table also includes a breakout of the change to derivative cash settlements due to changes in the average notional amount of its derivative portfolio versus changes to the net difference between the average rate paid and the average rate received. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Volume Rate Variance Table
(Dollar amounts in millions)

	For the year ended May 31,
	2006			2005			Change due to
	Average Loan Balance	Income/ (Cost)	Rate	Average Loan Balance	Income/ (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income
CFC	$15,605	$847	5.43%	$15,494	$737	4.76%	$5	$105	$110
RTFC	2,356	130	5.50%	3,863	266	6.88%	(104)	(32)	(136)
NCSC	444	31	7.08%	481	28	5.77%	(2)	5	3
Total	$18,405	$1,008	5.48%	$19,838	$1,031	5.19%	$(101)	$78	$(23)

Interest expense
CFC	$15,605	$(827)	(5.30)%	$15,494	$(662)	(4.28)%	$(5)	$(160)	$(165)
RTFC	2,356	(123)	(5.21)%	3,863	(261)	(6.75)%	102	36	138
NCSC	444	(26)	(5.92)%	481	(19)	(3.90)%	2	(9)	(7)
Total	$18,405	$(976)	(5.30)%	$19,838	$(942)	(4.74)%	$99	$(133)	$(34)

Net interest income
CFC	$15,605	$20	0.13%	$15,494	$75	0.48%	$-	$(55)	$(55)
RTFC	2,356	7	0.29%	3,863	5	0.13%	(2)	4	2
NCSC	444	5	1.16%	481	9	1.87%	-	(4)	(4)
Total	$18,405	$32	0.18%	$19,838	$89	0.45%	$(2)	$(55)	$(57)

Derivative cash settlements (3)
CFC	$15,030	$82	0.54%	$15,103	$80	0.53%	$-	$2	$2
NCSC	110	(1)	(0.84)%	71	(2)	(3.11)%	(1)	2	1
Total	$15,140	$81	0.53%	$15,174	$78	0.52%	$(1)	$4	$3

Adjusted interest expense (4)
Total	$18,405	$(895)	(4.86)%	$19,838	$(864)	(4.35)%	$98	$(129)	$(31)

(1) Variance due to volume is calculated using the following formula: ((current average balance – prior year average balance) x prior year rate).
(2) Variance due to rate is calculated using the following formula: ((current rate – prior year rate) x current average balance).

(3) For derivative cash settlements, average loan balance represents the average notional amount of derivative contracts outstanding and the rate represents the net difference between the average rate paid and the average rate received for cash settlements during the period.

(4) See “Non-GAAP Financial Measures” for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the chart above includes the following and the weighted average interest rate thereon:

	For the year ended May 31,
	2006		2005
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed rate loans (1)	$759		$723		$36
Interest on long-term variable rate loans (1)	154		206		(52)
Interest on short-term loans (1)	58		39		19
Total interest income on loans	971	5.28%	968	4.88%	3
Interest on investments (2)	10	0.05%	3	0.01%	7
Conversion fees (3)	14	0.08%	18	0.09%	(4)
Make-whole and prepayment fees (4)	5	0.03%	36	0.18%	(31)
Commitment and guarantee fees (5)	7	0.04%	6	0.03%	1
Other fees	1	-	-	-	1
Total interest income	$1,008	5.48%	$1,031	5.19%	$(23)

(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of excess cash.
(3) Conversion fees are deferred and recognized using the interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

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

Total interest income for the year ended May 31, 2006 represented a decrease of $23 million or 2% from the prior year primarily due to the decrease in fee income.  There were offsetting changes to interest income due to the increase to interest rates in the markets and to a lower loan volume.  During the year ended May 31, 2006, the Company raised variable interest rates by between approximately 180 basis points and 190 basis points depending on the loan program, while fixed interest rates remained relatively stable.  The increase to income as a result of higher variable interest rates was also offset by a reduction to interest income as a result of an increase to loans on non-accrual status.  For the year ended May 31, 2006, the Company had a reduction to interest income of $79 million due to non-accrual loans, compared to a reduction of $51 million for the prior year period.  The decrease in loan volume is due to the prepayment of RTFC loans during the year ended May 31, 2006.

Total fee and investment income earned during the year ended May 31, 2006 decreased $26 million from the prior year.  The decrease to fee and investment income for the year ended May 31, 2006 was due to a reduction of $31 million in prepayment and make-whole fees, offset slightly by an increase of $7 million to investment income.  During the year ended May 31, 2005, there were significant loan prepayments that generated a large amount of prepayment and make-whole fees.  The large loan prepayments that occurred during fiscal year 2005 do not represent normal business activity and are not anticipated to occur in the future.  The Company does not have a goal of maintaining an investment portfolio as part of the business plan to generate income, but rather the Company will invest excess cash on a short-term basis.  Excess cash investments are typically the result of the Company pre-funding debt maturities and due to commercial paper and medium-term note investments made late in the day by its members.

The $110 million increase in CFC interest income was due to the increase in interest rates partly offset by the impact of non-accrual loans. CFC interest income decreased $36 million for the year ended May 31, 2006 due to holding loans on non-accrual, compared to $27 million for the prior year period.  The impact of non-accrual loans on interest income is included in the rate variance in the chart above.  The $136 million decrease in RTFC interest income was due to loan prepayments and the impact of non-accrual loans.  RTFC interest income decreased $43 million for the year ended May 31, 2006 due to holding loans on non-accrual, compared to $24 million in the prior year period.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the chart above includes the following and the weighted average interest rate thereon:

	For the year ended May 31,
	2006		2005
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense - commercial paper and bid notes (1)	$133		$89		$44
Interest expense - medium-term notes (1)	409		418		(9)
Interest expense - collateral trust bonds (1)	272		315		(43)
Interest expense - subordinated deferrable debt (1)	46		41		5
Interest expense - subordinated certificates (1)	47		47		-
Interest expense - long-term private debt (1)	46		2		44
Total interest expense on debt	953	5.18%	912	4.60%	41
Debt issuance costs (2)	10	0.05%	12	0.06%	(2)
Derivative cash settlements, net (3)	2	0.01%	6	0.03%	(4)
Commitment and guarantee fees (4)	11	0.06%	9	0.04%	2
Gain on extinguishment of debt (5)	(2)	(0.01)%	-	-	(2)
Other fees	2	0.01%	3	0.01%	(1)
Total interest expense	$976	5.30%	$942	4.74%	$34
(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to debt issuance, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.  Also includes issuance costs related to dealer commercial paper.

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

(5) Represents the gain on the early retirement of debt including the write-off of unamortized discount, premium and issuance costs.

The $34 million increase to the total interest expense for the year ended May 31, 2006 was due to the increase to interest rates in the markets partly offset by lower loan volume for the year ended May 31, 2006 as compared to the prior year.

The adjusted interest expense, which includes all derivative cash settlements for the year ended May 31, 2006 increased by $31 million compared to the prior year period due to the increase to interest expense noted above partially offset by lower fees for swap terminations.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.  Derivative cash settlements for the year ended May 31, 2006 includes $80 million received for derivative cash settlements from the Company's derivative counterparties and $1 million received from counterparties for the termination of interest rate exchange agreements used as funding for the loans that were prepaid during the period.  The derivative cash settlements for the year ended May 31, 2005 includes $100 million of derivative cash settlements received by CFC offset by $22 million of fees paid by CFC for the termination of exchange agreements.

Net Interest Income
The change in the line items described above resulted in a decrease in net interest income of $57 million for the year ended May 31, 2006 compared to the prior year period.  The adjusted net interest income, which includes all derivative cash settlements, for the year ended May 31, 2006 was $113 million, a decrease of $54 million from the prior year period.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense, and therefore net interest income.

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

Recovery of Guarantee Liability
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

Net Income
The change in the line items described above resulted in a decrease in net income of $27 million for the year ended May 31, 2006 from the prior year period.  The adjusted net income, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $97 million, compared to $122 million for the prior year period.  See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net income.  Adjusted net income excluding the $43 million gain on the sale of the building and land for the year ended May 31, 2006 was $54 million, a decrease of $68 million from the prior year.

Operating Results as a Percentage of Average Loans Outstanding
The Company's operating results as a percentage of average loans outstanding is summarized as follows:

	For the year ended May 31,
	2007	2006	2005
Interest income	5.79%	5.48%	5.19%
Interest expense	(5.48)%	(5.30)%	(4.74)%
Net interest income	0.31%	0.18%	0.45%
Recovery of (provision for) loan losses	0.04%	(0.13)%	(0.08)%
Net interest income after recovery of (provision for) loan losses	0.35%	0.05%	0.37%

Non-interest income:
Rental and other income	0.01%	0.01%	0.03%
Derivative cash settlements	0.48%	0.44%	0.39%
Results of operations of foreclosed assets	0.05%	0.08%	0.07%
Gain on sale of building and land	-	0.23%	-
Total non-interest income	0.54%	0.76%	0.49%

Non-interest expense:
Salaries and employee benefits	(0.19)%	(0.17)%	(0.15)%
Other general and administrative expenses	(0.10)%	(0.11)%	(0.10)%
Recovery for guarantee liability	0.01%	0.01%	0.02%
Derivative forward value	(0.43)%	0.16%	0.13%
Foreign currency adjustments	(0.08)%	(0.13)%	(0.12)%
Loss on sale of loans	(0.01)%	-	-
Total non-interest expense	(0.80)%	(0.24)%	(0.22)%

Income prior to income taxes and minority interest	0.09%	0.57%	0.64%

Income taxes	(0.01)%	(0.01)%	(0.01)%
Minority interest, net of income taxes	(0.01)%	(0.04)%	(0.01)%
Net income	0.07%	0.52%	0.62%

Adjusted net interest income (1)	0.79%	0.62%	0.84%
Adjusted income prior to income taxes and minority interest (2)	0.60%	0.54%	0.63%

(1) Adjusted to include derivative cash settlements in the interest expense.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.
(2) Adjusted to exclude derivative forward value and foreign currency adjustments.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

Ratio of Earnings to Fixed Charges
The following chart provides the calculation of the ratio of earnings to fixed charges.  The ratio of earnings to fixed charges is the same calculation as TIER.  See “Results of Operations” for discussion on TIER and adjustments that the Company makes to the TIER calculation.

	For the year ended May 31,
(Dollar amounts in millions)	2007	2006	2005
Income prior to cumulative effect of
change in accounting principle	$12	$96	$123
Add: fixed charges	997	976	942

Earnings available for fixed charges	$1,009	$1,072	$1,065

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$997	$976	$942

Ratio of earnings to fixed charges	1.01	1.10	1.13

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

The following chart summarizes loans by type and by segment at May 31:

	Loans by Type				Increase/
(Dollar amounts in millions)	2007		2006		(Decrease)
Long-term loans (1):
Long-term fixed rate loans	$14,881	82%	$14,763	80%	$118
Long-term variable rate loans	2,032	11%	2,570	14%	(538)
Total long-term loans	16,913	93%	17,333	94%	(420)
Short-term loans (2)	1,215	7%	1,028	6%	187
Total loans	$18,128	100%	$18,361	100%	$(233)

	Loans by Segment				Increase/
(Dollar amounts in millions)	2007		2006		(Decrease)
CFC:
Distribution	$12,828	71%	$12,859	70%	$(31)
Power supply	2,858	16%	2,811	15%	47
Statewide and associate	119	1%	125	1%	(6)
CFC Total	15,805	88%	15,795	86%	10
RTFC	1,860	10%	2,162	12%	(302)
NCSC	463	2%	404	2%	59
Total	$18,128	100%	$18,361	100%	$(233)

___________________________________________________________
(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured short-term loans that are subject to interest rate adjustment monthly or semi-monthly.

The Company's loans outstanding decreased $233 million or 1% during the year ended May 31, 2007 reflecting in large part loan prepayments by RTFC borrowers.  CFC loan advances were substantially offset by the sale of $366 million of CFC distribution loans in a loan securitization transaction in February 2007. Long-term fixed rate loans at May 31, 2007 and 2006 represented 88% and 85%, respectively, of total long-term loans.  Loans converting from a variable rate to a fixed rate for the year ended May 31, 2007 totaled $372 million, which was offset by $190 million of loans that converted from a fixed rate to a variable rate.  This resulted in a net conversion of $182 million from a variable rate to a fixed rate for the year ended May 31, 2007.  For the year ended May 31, 2006, loans converting from a variable rate to a fixed rate totaled $1,754 million, which was offset by $77 million of loans that converted from a fixed rate to a variable rate.  This resulted in a net conversion of $1,677 million from a variable rate to a fixed rate for the year ended May 31, 2006.

The following chart summarizes loans and guarantees outstanding by segment at May 31:

(Dollar amounts in millions)	2007		2006		2005
CFC:
Distribution	$13,039	68%	$12,929	67%	$12,771	64%
Power supply	3,655	19%	3,733	19%	3,707	18%
Statewide and associate	145	1%	158	1%	177	1%
CFC Total	16,839	88%	16,820	87%	16,655	83%
RTFC	1,860	10%	2,162	11%	2,992	15%
NCSC	503	2%	458	2%	483	2%
Total	$19,202	100%	$19,440	100%	$20,130	100%

The following table summarizes the RTFC segment loans and guarantees outstanding as of May 31:

(Dollar amounts in millions)	2007		2006		2005
Rural local exchange carriers	$1,630	88%	$1,815	84%	$2,358	79%
Cable television providers	155	8%	179	8%	169	6%
Long distance carriers	9	1%	89	5%	135	5%
Fiber optic network providers	37	2%	41	2%	67	2%
Competitive local exchange carriers	21	1%	28	1%	45	1%
Wireless providers	4	-	5	-	211	7%
Other	4	-	5	-	7	-
Total	$1,860	100%	$2,162	100%	$2,992	100%

The Company's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories.  At May 31, 2007, 2006 and 2005, loans and guarantees outstanding to members in any one state or territory did not exceed 15%, 16% and 16%, respectively, of total loans and guarantees outstanding.

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

Total exposure, as defined by the policy, includes the following:
•	loans outstanding, excluding loans guaranteed by RUS,
•	the Company's guarantees of the borrower's obligations,
•	unadvanced loan commitments, and
•	borrower guarantees to the Company of another borrower's debt.

At May 31, 2007 and 2006, the total exposure outstanding to any one borrower or controlled group did not exceed 3% of total loans and guarantees outstanding.  At May 31, 2007, the ten largest borrowers included six distribution systems, two power supply systems and two telecommunications systems. At May 31, 2006, the ten largest borrowers included four distribution systems, five power supply systems and one telecommunications systems.  The following chart shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment at May 31:

	2007		2006
(Dollar amounts in millions)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$3,307		$3,140
Guarantees	77		267
Total credit exposure to ten largest borrowers	$3,384	18%	$3,407	18%

Total by segment:
CFC	$2,691		$2,856
RTFC	693		488
NCSC	-		63
Total credit exposure to ten largest borrowers	$3,384	18%	$3,407	18%

Security Provisions
Except when providing short-term loans, the Company typically lends to its members on a senior secured basis.  Long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages.  Short-term loans are generally unsecured lines of credit.  Guarantee reimbursement obligations are typically secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset.  In addition to the collateral received, borrowers are also required to set rates designed to achieve certain financial ratios.

The following table summarizes the Company's unsecured credit exposure as a percentage of total exposure by type and by segment at May 31:

	2007		2006
(Dollar amounts in millions)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$1,634		$1,554
Guarantees	221		144
Total unsecured credit exposure	$1,855	10%	$1,698	9%

Total by segment:
CFC	$1,559		$1,358
RTFC	230		241
NCSC	66		99
Total unsecured credit exposure	$1,855	10%	$1,698	9%

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria are met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment on the original terms is not anticipated, or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, CFC typically places the loan on non-accrual status and reverses all accrued and unpaid interest back to the date of the last payment.  The Company generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition.  At May 31, 2007 and 2006, the Company had non-performing loans outstanding in the amount of $502 million and $578 million, respectively.  All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At May 31, 2007 and 2006, non-performing loans include $493 million and $488 million, respectively, to Innovative Communication Corporation (“ICC”).  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to the Company since June 2005.  RTFC is the primary secured lender to ICC.

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

On July 31, 2006, ICC's immediate parent, Emerging Communication, Inc., a Delaware corporation ("Emcom"), Emcom's parent, Innovative Communication Company LLC, a Delaware limited liability company ("ICC-LLC") and Prosser, individually, each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, now pending  in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division  Each of the debtors is obligated to RTFC, for certain obligations of ICC, including court judgments.  On February 13, 2007, the Bankruptcy Court ordered the appointment of a trustee for the ICC-LLC and Emcom bankruptcy estates and an examiner for Prosser’s bankruptcy estate.

Subsequent to our fiscal year-end, on August 2, 2007, the Bankruptcy Court entered an order declaring that the debtors could not satisfy the RTFC judgments at a discount.  Prosser, individually, has filed a notice of appeal of the order but has not sought a stay of its effect; none of the other debtors has sought review of the order.

On July 6, 2007, an involuntary petition under Chapter 11 of the United States Bankruptcy Code was filed in the United States District Court for the Virgin Islands, Bankruptcy Division, against ICC by Emcom shareholders (“the Greenlight Entities”).  ICC has contested the petition and a hearing has been scheduled for September 6, 2007 regarding whether an order for relief in bankruptcy will be entered.

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

For a more detailed description of the contingencies related to the non-performing loans outstanding to ICC, see Note 15 to the consolidated financial statements.  Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at May 31, 2007.

Non-performing loans at May 31, 2007 and 2006 include a total of $9 million and $90 million, respectively, to VarTec.  VarTec is a telecommunications company and RTFC borrower located in Dallas, Texas.  RTFC is VarTec's principal senior secured creditor.  At May 31, 2007 and 2006, all loans to VarTec were on non-accrual status, resulting in the application of all payments received against principal.

VarTec and 16 of its U.S.-based affiliates, which were guarantors of VarTec's debt to RTFC, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004 in Dallas, Texas.  On July 29, 2005, the court approved a sale of VarTec's remaining operating assets (the "Domestic Assets Sale").  Final proceeds from the closing of the Domestic Assets Sale were received in June 2006 totaling $40 million.  Pursuant to a court order, all net proceeds of asset sales, including the Domestic Assets Sale, have been provisionally applied to RTFC's secured debt.  On June 19, 2006, the Chapter 11 proceedings were converted to Chapter 7 proceedings and a Chapter 7 trustee was appointed for each of the estates.

On June 10, 2005, the Official Committee of Unsecured Creditors (the "UCC") initiated an adversary proceeding against RTFC in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. As a result of the conversion of the proceedings to Chapter 7, the UCC was dissolved and the Chapter 7 trustee became the plaintiff in the adversary proceedings.  On May 15, 2007, the Chapter 7 trustee and RTFC entered into a settlement agreement under which (a) all claims against RTFC were dismissed with prejudice and fully released, (b) a portion of the proceeds from the Domestic Asset Sale that had been provisionally applied to RTFC’s secured debt will be reallocated to the claimants, including RTFC, of the VarTec bankruptcy estates, and (c) the administrative debtor-in-possession financing facility owed by the VarTec bankruptcy estates to RTFC was partially reduced.  The Bankruptcy Court approved the settlement agreement on May 24, 2007, which approval became final and non-appealable on June 4, 2007.  As a result of the settlement of the Unsecured Creditor litigation, the Company wrote off $44 million of pre-petition debt during the fourth quarter of fiscal year 2007 and expects to write off approximately $17 million in the first quarter of fiscal year 2008.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to VarTec at May 31, 2007.

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

At May 31, 2007 and 2006, restructured loans totaled $603 million and $630 million, respectively.  A total of $545 million and $569 million of restructured loans were on non-accrual status with respect to the recognition of interest income at May 31, 2007 and 2006, respectively.

At May 31, 2007 and 2006, the Company had $545 million and $569 million, respectively, of loans outstanding to CoServ. All CoServ loans have been on non-accrual status since January 1, 2001.  Total loans to CoServ at May 31, 2007 and 2006 represented 2.9% of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, CFC restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to CFC through December 2037.  As part of the restructuring, CFC may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  When CoServ requests capital expenditure loans from CFC, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC.  As of May 31, 2007, $20 million was advanced to CoServ under this loan facility.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

CoServ and CFC have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  CFC's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at May 31, 2007.

Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama.  Pioneer had also invested in a propane gas operation, which it has sold.  Pioneer had experienced deterioration in its financial condition as a result of losses in the gas operation.  At May 31, 2007 and 2006, CFC had a total of $52 million and $54 million, respectively, in loans outstanding to Pioneer.  Pioneer was current with respect to all debt service payments at May 31, 2007.  CFC is the principal creditor to Pioneer.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at May 31, 2007.

Loan Impairment
On a quarterly basis, the Company reviews all non-performing and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances at the time of the review, to determine if the loans to the borrower are impaired and/or to update the impairment calculation.  The Company calculates an impairment for a borrower based on the expected future cash flow or the fair value of any collateral held by the Company as security for loans to the borrower.  In some cases, to estimate future cash flow, certain assumptions are required regarding, but not limited to, the following:

•	interest rates,
•	court rulings,
•	changes in collateral values,
•	changes in economic conditions in the area in which the cooperative operates, and
•	changes to the industry in which the cooperative operates.

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change.  The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At May 31, 2007 and 2006, CFC had impaired loans totaling $1,099 million and $1,201 million, respectively.  At May 31, 2007 and 2006, CFC had specifically reserved a total of $397 million and $447 million, respectively, to cover impaired loans.

The following chart presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

NON-PERFORMING AND RESTRUCTURED LOANS

(Dollar amounts in millions)	May 31, 2007	May 31, 2006	May 31, 2005
Non-performing loans	$502	$578	$617
Percent of loans outstanding	2.77%	3.15%	3.25%
Percent of loans and guarantees outstanding	2.61%	2.97%	3.06%

Restructured loans	$603	$630	$601
Percent of loans outstanding	3.33%	3.43%	3.17%
Percent of loans and guarantees outstanding	3.14%	3.24%	2.99%

Total non-performing and restructured loans	$1,105	$1,208	$1,218
Percent of loans outstanding	6.10%	6.58%	6.42%
Percent of loans and guarantees outstanding	5.75%	6.21%	6.05%

Allowance for Loan Losses
The Company maintains an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio, which are estimated based upon a review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses.  The Company reviews and adjusts the allowance on a quarterly basis to maintain it at a level to cover estimated probable losses in the portfolio.

Management makes recommendations to the board of directors of CFC regarding write-offs of loan balances.  In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and the collateral securing the borrower's loans.  Since inception in 1969, write-offs totaled $195 million and recoveries totaled $35 million for a net loss amount of $160 million.  In the past five fiscal years, write-offs totaled $62 million and recoveries totaled $8 million for a net loan loss of $54 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below for the years ended May 31:

	For the year ended May 31,
(Dollar amounts in millions)	2007	2006	2005
Beginning balance	$611	$590	$574
(Recovery of) provision for loan losses	(7)	23	16
Net write-offs	(42)	(2)	-
Ending balance	$562	$611	$590
`
Loan loss allowance by segment:
CFC	$561	$610	$589
NCSC	1	1	1
Total	$562	$611	$590

As a percentage of total loans outstanding	3.10%	3.33%	3.11%
As a percentage of total non-performing loans outstanding	111.95%	105.71%	95.62%
As a percentage of total restructured loans outstanding	93.20%	96.98%	98.17%

CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance.  Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.

The Company's loan loss allowance decreased $49 million from May 31, 2006 to May 31, 2007.  Within CFC's loan loss allowance at May 31, 2007 as compared to the prior year end, there was a decrease in the calculated impairments of $50 million and an increase of $1 million to the allowance for all other loans.  The decrease to the calculated impairments was primarily due to a settlement agreement with VarTec resulting in a loan write-off of $44 million and payments received on impaired loans offset by higher variable interest rates at May 31, 2007 as compared to May 31, 2006.

Liabilities, Minority Interest and Equity

Outstanding Debt
The following chart provides a breakout of debt outstanding at May 31:

(Dollar amounts in millions)	2007	2006	Increase/ (Decrease)
Short-term debt:
Commercial paper (1)	$2,784	$3,255	$(471)
Bank bid notes	100	100	-
Long-term debt with remaining maturities less than one year	1,368	1,594	(226)
Foreign currency valuation account	-	245	(245)
Subordinated deferrable debt with remaining maturities less than one year	175	150	25
Total short-term debt	4,427	5,344	(917)
Long-term debt:
Collateral trust bonds	4,017	3,847	170
Notes payable	2,533	2,575	(42)
Medium-term notes	4,745	4,220	525
Total long-term debt	11,295	10,642	653
Subordinated deferrable debt	311	486	(175)
Members' subordinated certificates:
Membership certificates	649	651	(2)
Loan certificates	625	641	(16)
Guarantee certificates	107	136	(29)
Total members' subordinated certificates	1,381	1,428	(47)

Total debt outstanding	$17,414	$17,900	$(486)

Percentage of fixed rate debt (2)	83%	83%
Percentage of variable rate debt (3)	17%	17%
Percentage of long-term debt	75%	70%
Percentage of short-term debt	25%	30%

(1) Includes $250 million and $267 million related to the daily liquidity fund at May 31, 2007 and 2006, respectively.
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

Other information with regard to short-term debt at May 31 is as follows:

(Dollar amounts in thousands)	2007	2006	2005
Weighted average maturity outstanding at year-end:
Short-term debt (1)	25 days	26 days	22 days
Long-term debt maturing within one year	192 days	203 days	294 days
Total	83 days	92 days	145 days
Average amount outstanding during the year:
Short-term debt (1)	$3,372,639	$3,204,852	$4,355,579
Long-term debt maturing within one year	1,692,083	3,502,026	1,834,883
Total	5,064,722	6,706,878	6,190,462
Maximum amount outstanding at any month-end during the year:
Short-term debt (1)	3,847,814	4,208,796	4,816,367
Long-term debt maturing within one year	2,549,356	4,031,102	3,591,374

(1) Includes the daily liquidity fund and bank bid notes and does not include long-term debt due in less than one year.

Total debt outstanding at May 31, 2007 decreased as compared to May 31, 2006 due primarily to the decrease of $233 million to loans outstanding.  The decrease to loan volume reduces the amount of debt required to fund loans.  Short-term debt decreased due to the redemption and maturity of long-term debt, offset by an increase in commercial paper at May 31, 2007.

During fiscal year 2007, the Company redeemed the 7.625% subordinated deferrable debt securities due 2050 totaling $150 million.  The Company redeemed these securities at par and recorded a charge of $5 million in interest expense for the unamortized issuance costs.  Subsequent to the end of the year on June 1, 2007, the Company redeemed the 7.40% subordinated deferrable debt securities due 2050 totaling $175 million.  The Company redeemed these securities at par and recorded a charge of $6 million in interest expense for the unamortized issuance costs in the first quarter of fiscal year 2008.

In December 2006, the Company issued $600 million of floating rate extendible collateral trust bonds.  The bonds mature in 2008 unless extended by the holders, but no later than 2012.  In April 2007, the Company issued $570 million of 5.45% collateral trust bonds due April 2017, $250 million of floating rate extendible medium-term notes with an initial maturity date of May 2008 which may be extended at the option of the holders to May 2014 and $300 million of floating rate extendible medium-term notes with an initial maturity date of April 2009 which may be extended at the option of the holders to April 2014.

At May 31, 2007, there was no foreign denominated debt outstanding.  At May 31, 2006, the Company had a total of  $960 million of foreign denominated debt. As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance.  To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt for the current period is reported on the consolidated statements of operations as foreign currency adjustments.  At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity.  At May 31, 2006, the reported amount of foreign denominated debt includes a valuation adjustment of $245 million due to changes in the value of the Euro and Australian dollar versus the U.S. dollar since the time the debt was issued.

The decrease to members' subordinated certificates of $47 million for the year ended May 31, 2007 is primarily due to $87 million related to amounts applied toward loan prepayments, normal amortization and maturities offset by the purchase of $42 million of new subordinated loan certificates.

Minority Interest
Minority interest on the consolidated balance sheets was $22 million at May 31, 2007 and 2006.  During the years ended May 31, 2007, 2006 and 2005 the balance of minority interest has been adjusted by minority interest net income less the offset of unretired RTFC patronage capital against loans outstanding to certain impaired and high risk borrowers and the retirement of patronage capital to RTFC members in January of each fiscal year.

Equity
The following chart provides a breakout of the equity balances at May 31:

(in millions)	2007	2006	Increase/ (Decrease)
Membership fees	$1	$1	$-
Education fund	1	1	-
Members' capital reserve	158	157	1
Allocated net income	406	386	20
Total members' equity	566	545	21
Prior years cumulative derivative forward
value and foreign currency adjustments	226	226	-
Current period derivative forward value (1)	(79)	22	(101)
Current period foreign currency adjustments	(15)	(22)	7
Total retained equity	698	771	(73)
Accumulated other comprehensive income	12	13	(1)
Total equity	$710	$784	$(74)

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

At May 31, 2007, total equity decreased by $74 million from May 31, 2006.  During the year ended May 31, 2007, CFC retired $84 million of patronage capital to its members and accumulated other comprehensive income related to derivatives decreased $1 million which was offset by net income of $12 million.

Contractual Obligations
The following table summarizes the long-term contractual obligations at May 31, 2007 and the scheduled reductions by fiscal year.

(in millions)						More than 5
Instrument	2008	2009	2010	2011	2012	Years	Total
Long-term debt due in less than one year	$1,543	$-	$-	$-	$-	$-	$1,543
Long-term debt	-	2,685	1,481	522	1,516	5,091	11,295
Subordinated deferrable debt	-	-	-	-	-	311	311
Members' subordinated certificates (1)	19	10	6	20	5	1,048	1,108
Operating leases (2)	3	1	-	-	-	-	4
Contractual interest on long-term debt (3)	712	536	444	403	368	4,004	6,467
Total contractual obligations	$2,277	$3,232	$1,931	$945	$1,889	$10,454	$20,728

(1) Excludes loan subordinated certificates totaling $273 million that amortize annually based on the outstanding balance of the related loan.  There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2007, amortization represented 12% of amortizing loan subordinated certificates outstanding.

(2) Represents the payment obligation related to the Company's three-year lease of office space for its headquarters facility.  Assuming the Company exercises the option to extend the lease for an additional one-year period in fiscal year 2009, the future minimum lease payments for fiscal years 2009 and 2010 would increase to $3 million and $1 million, respectively.  Assuming the Company exercises the option to extend the lease for an additional one-year period in fiscal year 2010, the future minimum lease payments for fiscal years 2009, 2010 and 2011 would increase to $3 million, $4 million and $1 million, respectively.

(3) Represents the interest obligation on the Company's debt based on terms and conditions at May 31, 2007.

Off-Balance Sheet Obligations
Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment at May 31:
			Increase/
(in millions)	2007	2006	(Decrease)
Total by type:
Long-term tax-exempt bonds	$526	$608	$(82)
Indemnifications of tax benefit transfers	108	124	(16)
Letters of credit	366	272	94
Other guarantees	74	75	(1)
Total	$1,074	$1,079	$(5)

Total by segment:
CFC	$1,034	$1,025	$9
NCSC	40	54	(14)
Total	$1,074	$1,079	$(5)

The decrease in total guarantees outstanding at May 31, 2007 compared to the prior year period is due to the $184 million of long-term tax-exempt bonds guarantees to two members which were refinanced or cancelled and the normal amortization on long-term tax-exempt bonds and tax benefit transfers offset by the $105 million in new long-term tax-exempt bonds and the $94 million increase to letters of credit. The increase to letters of credit is due to increases of $106 million in letters of credit to distribution systems and $8 million to power supply systems offset by decreases of $7 million in letters of credit to statewide and trade associations and $13 million to NCSC borrowers.

At May 31, 2007 and 2006, the Company had recorded a guarantee liability totaling $19 million and $17 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations.

The following table summarizes the off-balance sheet obligations at May 31, 2007 and the related principal amortization and maturities by fiscal year.

(in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2008	2009	2010	2011	2012	Years
Guarantees (1)	$1,074	$194	$130	$149	$118	$95	$388

(1) On a total of $396 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At May 31, 2007, the Company had unadvanced loan commitments totaling $12,904 million, an increase of $124 million compared to the balance of $12,780 million at May 31, 2006.  Unadvanced commitments are loans for which loan contracts have been approved and executed, but funds have not been advanced.  The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, it does not anticipate funding most of these commitments.  Approximately 56% of the outstanding commitments at May 31, 2007 and 2006 were for short-term or line of credit loans.  Substantially all above mentioned credit commitments contain material adverse change clauses, thus for a borrower to qualify for the advance of funds, the Company must be satisfied that there has been no material change since the loan was approved.

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

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity.  Based on this formula, the leverage ratio at May 31, 2007 was 26.64, an increase from 24.80 at May 31, 2006.  The increase in the leverage ratio is due to a decrease of $74 million in total equity offset by a decrease of $530 million to total liabilities and a decrease of $5 million in guarantees as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Financial Condition".

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity.  At May 31, 2007 and 2006, the adjusted leverage ratio was 6.81 and 6.38, respectively.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The increase in the adjusted leverage ratio is due to a decrease of $175 million in adjusted equity offset by the decrease in adjusted liabilities of $70 million and a decrease of $5 million in guarantees.  The decrease to adjusted equity is primarily due to the decreases of $150 million in subordinated deferrable debt, the $84 million retirement of allocated earnings and $47 million in members subordinated certificates offset by adjusted net income totaling $108 million.  The decrease in adjusted liabilities is primarily due to net decreases of $44 million in short-term and long-term debt excluding the foreign currency valuation account and subordinated deferrable debt included in short-term debt, $22 million to accrued interest payable and $12 million to deferred income.  In addition to the adjustments made to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity.  The debt to equity ratio, based on this formula at May 31, 2007 was 25.13, an increase from 23.42 at May 31, 2006.  The increase in the debt to equity ratio is due to the decrease of $74 million to total equity offset by the decrease of $530 million to total liabilities as discussed under the Liabilities, Minority Interest and Equity section of "Financial Condition".

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, the foreign currency valuation account, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity.  At May 31, 2007 and 2006, the adjusted debt to equity ratio was 6.37 and 5.97, respectively.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.  The increase in the adjusted debt to equity ratio is due to the decrease of $175 million in adjusted equity offset by the decrease of $70 million in adjusted liabilities.

Credit Ratings
The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings.  The following table presents the Company's credit ratings at May 31, 2007.

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

As of the date of the filing of this Form 10-K, Standard & Poor's Corporation and Moody's Investors Service have the Company's ratings on stable outlook and Fitch Ratings has the Company’s ratings on positive outlook.

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

Sources of Liquidity
Capital Market Debt Issuance
At May 31, 2007, the Company had effective registration statements for the issuance of $3,044 million of medium-term notes and $165 million of subordinated deferrable debt.  The Company plans to file a registration statement as a well-known seasoned issuer that will allow the Company to issue an unlimited amount of debt under each of these programs for a three-year period.  The Company has Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market.  The Company also has Board authorization to issue $1.7 billion of medium-term notes in the Australian market.  At May 31, 2007, the Company has not utilized any of the European or Australian market authorizations.  In addition, the Company has a commercial paper program under which it sells commercial paper to investors in the capital markets.  The amount of commercial paper that can be sold is limited to the amount of backup liquidity available under the Company's revolving credit agreement.    The Company also obtains short-term funding from the sale of floating rate demand notes under its daily liquidity fund program. The registration statement for the daily liquidity fund program is effective for a three-year period for a total of $20 billion with a limitation on the aggregate principal amount outstanding at one time of $3 billion.

Private Debt Issuance
Beginning in fiscal year 2006, the Company made use of two sources of private debt issuance.  In July 2005, the Company issued $500 million of notes to Farmer Mac due in 2008 and secured such issuance with the pledge of loans to distribution systems as collateral.  The Company is also authorized to borrow up to $2.5 billion under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program.  At May 31, 2007, the Company had a total of $2 billion of funding outstanding as part of the REDLG program.  On August 1, 2007, CFC submitted an application to borrow the remaining $500 million available under FFB loan facilities.  These funds were received by CFC on August 7, 2007.  CFC is required to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding.

Member Loan Repayments
There has been significant prepayment activity over the past three fiscal years in the telecommunications loan programs.  It is not anticipated that there will be significant loan prepayments over the next few years.  Amortization of long-term loans in each of the five fiscal years following May 31, 2007 and thereafter are as follows:

(in millions)	Amortization (1)
2008	$831
2009	785
2010	1,279
2011	806
2012	1,052
Thereafter	12,160

(1) Represents scheduled amortization based on current rates without consideration for loans that reprice.

Member Loan Interest Payments
During the year ended May 31, 2007, interest income on the loan portfolio was $1,021 million, representing an average yield of 5.61% as compared to 5.28% and 4.88% for the years ended May 31, 2006 and 2005, respectively.  At May 31, 2007, 82% of the total loans outstanding had a fixed rate of interest and 18% of loans outstanding had a variable rate of interest. At May 31, 2007, a total of 6% of loans outstanding were on a non-accrual basis with respect to the recognition of interest income.

Bank Revolving Credit Facility
The following is a summary of the Company's revolving credit agreements at May 31:

(Dollar amounts in millions)	2007	2006	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,125	$-	March 14, 2008	0.05 of 1%
Five-year agreement	1,125	-	March 16, 2012	0.06 of 1%
Five-year agreement	1,025	1,025	March 22, 2011	0.06 of 1%
364-day agreement	-	1,025	March 21, 2007	0.05 of 1%
Five-year agreement	-	1,975	March 23, 2010	0.09 of 1%
Total	$3,275	$4,025

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

Up-front fees of between 0.03 and 0.05 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at May 31, 2007, totaling in aggregate $1 million, which will be amortized on a straight-line basis over the life of the agreements.  No upfront fees were paid to the banks for their commitment to the 364-day facility.  Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fees are 0.05 of 1% for all three agreements in place at May 31, 2007.

Effective May 31, 2007 and 2006, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

For the purpose of calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net income, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133 and 52.  The adjusted TIER, as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements, plus net income prior to the cumulative effect of change in accounting principle, plus minority interest net income and dividing that total by the interest expense adjusted to include the derivative cash settlements.  In addition to the non-cash adjustments related to SFAS 133 and 52, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest.  Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest.  Senior debt includes guarantees; however, it excludes:
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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the year ended May 31:
		Actual
	Requirement	2007	2006

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.09	1.11

Minimum adjusted TIER at fiscal year end (1)	1.05	1.12	1.11

Maximum ratio of senior debt to total equity	10.00	6.65	6.26

(1)	The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Member Investments
At May 31, 2007 and 2006, members funded 20.9% and 19.2%, respectively, of total assets as follows:

	2007		2006		Increase/
(Dollar amounts in millions)	Amount	% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,634	59%	$1,451	45%	$183
Medium-term notes	308	6%	255	4%	53
Members' subordinated certificates	1,381	100%	1,428	100%	(47)
Members' equity (3)	566	100%	545	100%	21
Total	$3,889		$3,679		$210
Percentage of total assets	20.9%		19.2%
Percentage of total assets less derivative assets (3)	21.2%		19.8%

(1) Represents the percentage of each line item outstanding to CFC members.
(2) Includes $250 million and $267 million related to the daily liquidity fund at May 31, 2007 and 2006, respectively.
(3) See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

Uses of Liquidity
Loan Advances
Loan advances are the result of new loans approved to members and from the unadvanced portion of loans that were approved prior to May 31, 2007.  At May 31, 2007, the Company had unadvanced loan commitments totaling $12,904 million.  The Company does not expect to advance the full amount of the unadvanced commitments at May 31, 2007.  Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations.  Approximately 56% of the outstanding commitments at May 31, 2007 were for short-term or line of credit loans.  The Company anticipates that over the next twelve months, loan advances will be approximately equal to the scheduled loan repayments.

Interest Expense on Debt
For the year ended May 31, 2007, interest expense on debt was $961 million, representing 5.28% of the average loan volume for which the debt was used as funding.  The interest expense on debt represented 5.18% and 4.60% of the average loan volume for which the debt was used as funding for the years ended May 31, 2006 and 2005, respectively.  At May 31, 2007, a total of 83% of outstanding debt had a fixed interest rate and 17% of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following May 31, 2007 and thereafter is as follows:
	Amount	Weighted Average
(Dollar amounts in millions)	Maturing (1)	Interest Rate
2008	$1,562	4.93%
2009	2,695	5.24%
2010	1,487	5.71%
2011	542	4.44%
2012	1,521	7.21%
Thereafter	6,450	5.64%
Total	$14,257	5.61%

(1)  Excludes loan subordinated certificates totaling $273 million that amortize annually based on the outstanding balance of the related loan.  There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term, prepayments, etc, thus an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2007, amortization represented 12% of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
The Company has made annual retirements of its allocated patronage capital in 27 of the last 28 years.  In July 2007, the CFC board of directors approved the allocation of a total of $104 million from fiscal year 2007 net earnings to the CFC members.  CFC is scheduled to make a cash payment of $86 million to its members as retirement of 70% of the amount allocated for fiscal year 2007 and 1/9th of the amount allocated for fiscal years 1991, 1992 and 1993.

Market Risk

The Company's primary market risks are interest rate risk and liquidity risk.  The Company is also exposed to counterparty risk as a result of entering into interest rate exchange agreements.

Interest Rate Risk
The interest rate risk exposure is related to the funding of the fixed rate loan portfolio.  The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loans are advanced.  The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt.  The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans.  The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect.  Long-term loans typically have maturities of up to 35 years.  Borrowers may select fixed interest rates for periods of one year through the life of the loan.  To mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 47).  The interest rate risk is deemed minimal on variable rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans.  At May 31, 2007 and 2006, 18% and 20%, respectively, of loans carried variable interest rates.

Matched Funding Policy
To monitor interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis (see chart on page 47).  It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets.  At May 31, 2007, the Company had $14,672 million of fixed rate assets amortizing or repricing, funded by $12,683 million of fixed rate liabilities maturing during the next 30 years and $1,915 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity.  The difference of $74 million, or less than 1% of total assets and total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity.  Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members' subordinated certificates and members' equity.  With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans.  The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.  Variable rate assets which reprice monthly or semi-monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes.  The schedule allows the Company to analyze the impact on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to TIER.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at May 31, 2007.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of May 31, 2007

May 31,		June 1,	June 1,	June 1,	June 1,
2008		2008 to	2010 to	2012 to	2017 to	Beyond
or		May 31,	May 31,	May 31,	May 31,	June 1,
(Dollar amounts in millions)	prior	2010	2012	2017	2027	2027	Total
Assets:
Amortization and repricing	$1,789	$3,143	$2,624	$3,541	$2,519	$1,056	$14,672
Total assets	$1,789	$3,143	$2,624	$3,541	$2,519	$1,056	$14,672

Liabilities and members' equity:
Long-term debt	$1,273	$3,061	$3,597	$3,437	$895	$420	$12,683
Subordinated certificates	42	56	90	84	718	290	1,280
Members' equity (1)	13	26	28	121	101	346	635
Total liabilities and members' equity	$1,328	$3,143	$3,715	$3,642	$1,714	$1,056	$14,598

Gap (2)	$461	$-	$(1,091)	$(101)	$805	$-	$74
Cumulative gap	$461	$461	$(630)	$(731)	$74	$74
Cumulative gap as a % of total assets	2.48%	2.48%	(3.39)%	(3.94)%	0.40%	0.40%
Cumulative gap as a % of adjusted total assets (3)	2.51%	2.51%	(3.43)%	(3.98)%	0.40%	0.40%

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

Use of Derivatives
At May 31, 2007 and 2006, the Company was a party to interest rate exchange agreements with a total notional amount of $12,533 million and $12,536 million, respectively.  The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy.  Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk.  The Company will enter into interest rate exchange agreements only with highly rated financial institutions.  CFC used interest rate exchange agreements to synthetically change the interest rate from a variable rate to a fixed rate on $7,277 million as of May 31, 2007 and $7,350 million as of May 31, 2006 of debt used to fund long-term fixed rate loans.  Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $5,256 million and $5,186 million of long-term debt as of May 31, 2007 and 2006, respectively.  The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

In December 2006, the Company terminated two $500 million pay variable and receive fixed interest rate exchange agreements.  The Company terminated these interest rate exchange agreements in an effort to reduce the total number of swap positions and total notional size of the swap portfolio, reduce the number of swaps using the 30-day composite commercial paper index floating leg, reduce exposure to certain counterparties and reduce the number of offsetting positions in the swap portfolio.  As a result of terminating these swaps, CFC recorded a charge of $31 million representing the fair value of the $1 billion of terminated interest rate exchange agreements.  This amount was offset by a $31 million payment received from the counterparties representing the fair value of the agreements on the date of termination and recorded as income in derivative cash settlements.  Therefore, there was no significant impact on net income for the year.

At May 31, 2007, there were no foreign currency exchange agreements outstanding.  At May 31, 2006, the Company was a party to cross currency interest rate exchange agreements with a total notional amount of $716 million related to medium-term notes denominated in foreign currencies.  Cross currency interest rate exchange agreements with a total notional amount of $434 million at May 31, 2006 in which the Company receives Euros and pays U.S. dollars, and $282 million at May 31, 2006 in which the Company receives Australian dollars and pays U.S. dollars, were used to synthetically change the foreign denominated debt to U.S. dollar denominated debt.  In addition, the $716 million of cross currency interest rate exchange agreements at May 31, 2006 synthetically changed the interest rate from the fixed rate on the foreign denominated debt to variable rate U.S. denominated debt or from a variable rate on the foreign denominated debt to a U.S. denominated variable rate.

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

Counterparty Risk
The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements.  To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings.  At May 31, 2007 and 2006, the Company was a party to interest rate exchange agreements with notional amounts totaling $12,533 million and $12,536 million and cross currency interest rate exchange agreements with notional amounts totaling $716 million at May 31, 2006.  To date, the Company has not experienced a failure of a counterparty to perform as required under any of these agreements.  At the time counterparties are selected to participate in the Company's exchange agreements, the counterparty must be a participant in one of its revolving credit agreements.  At May 31, 2007, the Company's interest rate exchange agreement counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor's Corporation.

The Company currently uses two types of interest rate exchange agreements:  (1) the Company pays a fixed rate and receives a variable rate and (2) the Company pays a variable rate and receives a fixed rate.  The following chart provides a breakout of the interest rate exchange agreements at May 31, 2007 by type of agreement.

(Dollar amounts in millions)	Notional Amount	Average Rate Paid	Average Rate Received
Pay fixed / receive variable	$7,277	4.52%	5.35%
Pay variable / receive fixed	5,256	6.53%	6.10%
Total	$12,533	5.36%	5.66%

Foreign Currency Risk
The Company may issue commercial paper, medium-term notes or bonds denominated in foreign currencies.  At May 31, 2007, there were no foreign currency exchange agreements outstanding.  At May 31, 2006, CFC had $434 million and $282 million of medium-term notes denominated in Euros and Australian dollars, respectively.  The Company's foreign currency valuation account, which represents the change in the foreign exchange rate from the date of issuance to the reporting date, increased the debt balance by $245 million at May 31, 2006.  The change in the value of the foreign denominated debt is reported in the consolidated statements of operations as foreign currency adjustments.

Rating Triggers
The Company has certain interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level.   This condition is commonly called a rating trigger.  Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.  If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument.  Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133.  The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service.  At May 31, 2007, there are rating triggers associated with $8,727 million notional amount of interest rate exchange agreements.  If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,466 million.  If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $7,261 million.

At May 31, 2007, the Company's exchange agreements subject to rating triggers had a derivative fair value of $33 million, comprised of $38 million that would be due to the Company and $5 million that the Company would have to pay if all interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $93 million, comprised of $140 million that would be due to the Company and $47 million that the Company would have to pay if all interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.  See chart on page 43 for CFC's senior unsecured credit ratings as of May 31, 2007.

Liquidity Risk
The Company faces liquidity risk in the funding of its loan portfolio and refinancing its maturing obligations.  The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are generally required to be paid down annually.  On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity.  At May 31, 2007, the Company has a total of $1,543 million of long-term debt maturing during the next twelve months.  The Company funds the loan portfolio with a variety of debt instruments and its members' equity.  The Company typically does not match fund each of its loans with a debt instrument of similar final maturity.  Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years.

The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years.  Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding.  Factors that mitigate liquidity risk include the Company maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis.  At May 31, 2007 and 2006, the Company had a total of $3,275 million and $4,025 million in revolving credit agreements and bank lines of credit. In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans.  The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding.  At May 31, 2007 and 2006, there was a total of $1,118 million and $1,758 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 6% and 10%, respectively, of the Company's total debt outstanding.

For additional information of risks related to the Company's business, see Item 1A "Risk Factors".

Financial Instruments and Derivatives
All financial instruments to which the Company was a party at May 31, 2007 were entered into or contracted for purposes other than trading.  The following table provides the significant balances and contract terms related to the financial instruments at May 31, 2007.

			Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding	Fair						Remaining
Instrument	Balance	Value	2008	2009	2010	2011	2012	Years
Investments	$2	$2	$2	$-	$-	$-	$-	$-
Average rate	5.30%		5.30%	-	-	-	-	-
Long-term fixed rate loans (1)	14,610	13,068	712	699	701	697	967	10,834
Average rate	6.13%		5.87%	5.88%	5.97%	6.03%	6.13%	6.18%
Long-term variable rate loans (2)	1,189	1,189	99	71	98	93	68	760
Average rate (3)	7.48%		-	-	-	-	-	-
Short-term loans (4)	1,188	1,188	1,188	-	-	-	-	-
Average rate (3)	6.73%		6.73%	-	-	-	-	-
RUS Guaranteed FFB Refinance	37	37	2	2	2	3	3	25
Average rate (3)	5.67%		-	-	-	-	-	-
Non-performing loans (5)	502	312	9	-	493	-	-	-
Average rate (5)	-		-	-	-	-	-	-
Restructured loans (5)	603	322	9	12	13	13	14	542
Average rate (5)	0.58%		-	-	-	-	-	-
Liabilities and equity:
Short-term debt (6)	4,427	4,405	4,427	-	-	-	-	-
Average rate	5.16%		5.16%	-	-	-	-	-
Medium-term notes	4,745	5,036	-	357	1,279	19	1,513	1,577
Average rate	6.62%		-	5.48%	5.72%	4.81%	7.22%	7.05%
Collateral trust bonds	4,017	3,969	-	1,825	200	500	-	1,492
Average rate	5.30%		-	5.36%	5.70%	4.39%	-	5.48%
Long-term notes payable	2,533	2,488	-	503	3	3	3	2,021
Average rate	5.14%		-	4.68%	8.11%	8.11%	8.11%	5.25%
Subordinated deferrable debt	311	300	-	-	-	-	-	311
Average rate	6.31%		-	-	-	-	-	6.31%
Membership sub certificates (7)	1,108	N/A	19	10	6	20	5	1,048
Average rate	4.28%		5.77%	2.26%	1.21%	4.91%	3.03%	4.28%

(1)	The principal amount of fixed rate loans is the total of scheduled principal amortizations without consideration for loans that reprice. Includes $218 million of loans guaranteed by RUS.
(2)	Long-term variable rate loans include $1 million of loans guaranteed by RUS.
(3)	Variable rates are set the first day of each month.
(4)	The principal amount of line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.
(5)	Amortization based on expected repayment schedule. Average rate represents current accrual rate. Interest accrual rate cannot be estimated for future periods.
(6)	Short-term debt includes commercial paper, bank bid notes and long-term debt due in less than one year.
(7)
Fair value has not been included as it is impracticable to develop a discount rate that measures fair value (see Note 14 to the consolidated financial statements). Excludes loan subordinated certificates totaling $273 million that amortize annually based on the outstanding balance of the related loan, therefore there is no scheduled amortization. Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2007, amortization represented 12% of amortizing loan subordinated certificates outstanding.

The following table provides the notional amount, average rate paid, average rate received and maturity dates for the interest rate exchange agreements to which the Company was a party at May 31, 2007.

(Dollar amounts in millions)	Notional		Notional Amortization and Maturities
	Principal							Remaining
Instruments	Amount	Fair Value	2008	2009	2010	2011	2012	Years
Interest rate exchange agreements	$12,533	$151	$1,084	$1,045	$2,192	$350	$2,910	$4,952
Average rate paid	5.36%
Average rate received	5.66%

There were no cross currency or cross currency interest rate exchange agreements to which the Company was a party at May 31, 2007.

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

Adjustments to the Calculation of the TIER Ratio
The Company's primary performance measure is TIER.  TIER is calculated by adding the interest expense to net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense.  The TIER is a measure of the Company's ability to cover interest expense requirements on its debt.  The Company adjusts the TIER calculation to add the derivative cash settlements to the interest expense, to add minority interest net income back to total net income and to remove the derivative forward value and foreign currency adjustments from total net income.  Adding the cash settlements back to the interest expense also has a corresponding effect on the Company's adjusted net interest income and adjusted income prior to income taxes and minority interest.  The Company makes these adjustments to its TIER calculation for the purpose of covenant compliance on its revolving credit agreements.  The revolving credit agreements require the Company to achieve an average adjusted TIER ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless the Company has achieved an adjusted TIER ratio of at least 1.05 for the preceding fiscal year.

The Company uses derivatives to manage interest rate and foreign currency exchange risk on its funding of the loan portfolio.  The derivative cash settlements represent the amount that the Company receives from or pays to its counterparties based on the interest rate indexes in its derivatives that do not qualify for hedge accounting. The Company adjusts the reported cost of funding to include the derivative cash settlements.  The Company uses the adjusted cost of funding to set interest rates on loans to its members and believes that the interest expense adjusted to include derivative cash settlements represents its total cost of funding for the period.  For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its interest expense to include the derivative cash settlements.  TIER calculated by adding the derivative cash settlements to the interest expense reflects management's perspective on its operations and thus, the Company believes that it represents a useful financial measure for investors.

The derivative forward value and foreign currency adjustments do not represent cash inflows or outflows to the Company during the current period.  The derivative forward value represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements for all periods through the maturity of its derivatives that do not qualify for hedge accounting.  Foreign currency adjustments represent the change in value of foreign denominated debt resulting from the change in foreign currency exchange rates during the current period.  The derivative forward value and foreign currency adjustments do not represent cash inflows or outflows that affect the Company's current ability to cover its debt service obligations.  The forward value calculation is based on future interest rate expectations that may change daily creating volatility in the estimated forward value.  The change in foreign currency exchange rates adjusts the debt balance to the amount that would be due at the reporting date.  At the issuance date, the Company enters into a foreign currency exchange agreement for all foreign denominated debt that effectively fixes the exchange rate for all interest and principal payments.  For the purpose of making operating decisions, the Company subtracts the derivative forward value and foreign currency adjustments from its net income when calculating TIER and for other net income presentation purposes.  The covenants in the Company's revolving credit agreements also exclude the effects of derivative forward value and foreign currency adjustments.  In addition, since the derivative forward value and foreign currency adjustments do not represent current period cash flows, the Company does not allocate such funds to its members and thus excludes the derivative forward value and foreign currency adjustments from net income when making certain presentations to its members and in calculating the amount of net income to be allocated to its members.  TIER calculated by excluding the derivative forward value and foreign currency adjustments from net income reflects management's perspective on its operations and thus, the Company believes that it represents a useful financial measure for investors.

The implementation of SFAS 133 and foreign currency adjustments have also impacted the Company's total equity.  The derivative forward value and foreign currency adjustments flow through the consolidated statements of operations as income or expense, increasing or decreasing the total net income for the period.  The total net income or net loss for the period represents an increase or decrease, respectively, to total equity.  As a result of implementing SFAS 133, the Company's total equity includes other comprehensive income, which represents unrecognized gains and losses on derivatives.  The other comprehensive income component of equity related to derivatives that qualify for hedge accounting does not flow through the consolidated statements of operations.  As stated above, the derivative forward value and foreign currency adjustments do not represent current cash inflow or outflow.  The other comprehensive income is also an estimate of future gains and losses and as such does not represent earnings that the Company can use to fund its loan portfolio.  Financial measures calculated with members' equity, which is total equity excluding the impact of SFAS 133 and foreign currency adjustments, reflect management's perspective on its operations and thus, the Company believes that they represent a useful measure of its financial condition.

The following chart provides a reconciliation between interest expense, net interest income, income prior to income taxes and minority interest and net income and these financial measures adjusted to exclude the impact of SFAS 133 and foreign currency adjustments and to include minority interest in net income for the years ended May 31, 2007, 2006, 2005, 2004 and 2003.

	For the year ended May 31,
	2007	2006	2005	2004	2003
(in thousands)
Interest expense	$(996,730)	$(975,936)	$(942,033)	$(941,491)	$(951,628)
Adjusted to include: Derivative cash settlements	86,442	80,883	78,287	123,363	130,686
Adjusted interest expense	$(910,288)	$(895,053)	$(863,746)	$(818,128)	$(820,942)

Net interest income	$57,494	$31,976	$88,820	$68,365	$123,682
Adjusted to include: Derivative cash settlements	86,442	80,883	78,287	123,363	130,686
Adjusted net interest income	$143,936	$112,859	$167,107	$191,728	$254,368

Income (loss) prior to income taxes and minority interest	$16,541	$105,762	$126,561	$(194,292)	$649,485
Adjusted to exclude: Derivative forward value	79,281	(28,805)	(25,849)	228,840	(754,727)
Foreign currency adjustments	14,554	22,594	22,893	65,310	243,220
Adjusted income prior to income taxes and minority interest	$110,376	$99,551	$123,605	$99,858	$137,978

Net income (loss) prior to cumulative effect of change in accounting principle	$11,701	$95,497	$122,503	$(200,098)	$649,485
Adjusted to include: Minority interest net income	2,444	7,089	2,540	1,989	-
Adjusted to exclude: Derivative forward value	79,281	(28,805)	(25,849)	228,840	(754,727)
Foreign currency adjustments	14,554	22,594	22,893	65,310	243,220
Adjusted net income	$107,980	$96,375	$122,087	$96,041	$137,978

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following chart provides the TIER and adjusted TIER for the years ended May 31, 2007, 2006, 2005, 2004 and 2003.

	For the year ended May 31,
	2007	2006	2005	2004 (1)	2003
TIER (1)	1.01	1.10	1.13	-	1.68
Adjusted TIER	1.12	1.11	1.14	1.12	1.17

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

The following chart provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures reflecting the adjustments noted above, as of the five years ended May 31, 2007.

	May 31,
(in thousands)	2007	2006	2005	2004	2003
Liabilities	$17,843,151	$18,373,319	$19,276,728	$20,741,825	$20,211,829
Less:
Derivative liabilities	(71,934)	(85,198)	(78,471)	(129,915)	(353,840)
Foreign currency valuation account	-	(244,955)	(260,978)	(233,990)	(325,810)
Debt used to fund loans guaranteed by RUS	(255,903)	(261,330)	(258,493)	(263,392)	(266,857)
Subordinated deferrable debt (2)	(486,440)	(636,440)	(685,000)	(550,000)	(650,000)
Subordinated certificates	(1,381,447)	(1,427,960)	(1,490,750)	(1,665,158)	(1,708,297)
Adjusted liabilities	$15,647,427	$15,717,436	$16,503,036	$17,899,370	$16,907,025

Total equity	$710,041	$784,408	$764,934	$692,453	$927,453
Less:
Prior year cumulative derivative forward value and
foreign currency adjustments	(225,849)	(225,730)	(221,868)	(520,083)	(8,576)
Current period derivative forward value (1)	79,744	(22,713)	(26,755)	232,905	(754,727)
Current period foreign currency adjustments	14,554	22,594	22,893	65,310	243,220
Accumulated other comprehensive (income) loss	(12,204)	(13,208)	(15,621)	12,541	47,006
Subtotal members' equity	566,286	545,351	523,583	483,126	454,376
Plus:
Subordinated certificates	1,381,447	1,427,960	1,490,750	1,665,158	1,708,297
Subordinated deferrable debt (2)	486,440	636,440	685,000	550,000	650,000
Minority interest (3)	21,989	21,894	18,652	21,165	-
Adjusted equity	$2,456,162	$2,631,645	$2,717,985	$2,719,449	$2,812,673

Guarantees	$1,074,374	$1,078,980	$1,157,752	$1,331,299	$1,903,556

(1) Represents the derivative forward value (gain) loss recorded by CFC for the period.
(2) At May 31, 2007 and 2006, includes $175 million and $150 million, respectively, of subordinated deferrable debt classified in short-term debt.
(3) No adjustments required for minority interest prior to the implementation of FIN 46(R) in fiscal year 2004.

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
Adjusted equity

The following chart provides the leverage and debt to equity ratios, as well as the adjusted ratios, as of the five years ended May 31, 2007.  The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

	May 31,
	2007	2006	2005	2004	2003
Leverage ratio	26.64	24.80	26.71	31.88	23.85
Adjusted leverage ratio	6.81	6.38	6.50	7.07	6.69

Debt to equity ratio	25.13	23.42	25.20	29.95	21.79
Adjusted debt to equity ratio	6.37	5.97	6.07	6.58	6.01

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page 46.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements, auditors' reports and quarterly financial results are included on pages 79 through 122 (see Note 18 to consolidated financial statements for a summary of the quarterly results of CFC's operations).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("the Exchange Act").  At the end of the period covered by this report, based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.  See “Remediation Steps to Address the Material Weakness” below for detail on the changes made to controls and procedures.

Management's Report on Internal Control Over Financial Reporting
The management of National Rural Utilities Cooperative Finance Corporation ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control system over financial reporting is designed under the supervision of management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

(i.)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets;

(ii.)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or dispositions of the assets of the Company;

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

A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected.

The Company's management assessed the effectiveness of its internal controls over financial reporting as of May 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

In performing the assessment, management identified one material weakness in internal control over financial reporting existing as of May 31, 2007 and 2006. The error was detected and corrected prior to the release to the public of the Company’s consolidated financial statements for the year ended May 31, 2007.  Subsequent to May 31, 2007, it was determined that the Company had incorrectly translated interest expense on foreign denominated debt and income received under foreign currency exchange agreements.  The Company was incorrectly using the agreed upon exchange rate from the foreign currency exchange agreement to translate the foreign currency amounts to US dollars rather than the market spot rate as required by the provisions of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.  The error resulted in the restatement of the Company's consolidated financial statements for the years ended May 31, 2006 and 2005.

As evidenced by the material weakness described above, management has concluded that as of May 31, 2007, the Company did not maintain effective internal control over financial reporting.

Remediation Steps to Address the Material Weakness
We have implemented improvements to our internal controls and procedures over the accounting for transactions involving foreign currency.  We have revised procedures for foreign denominated transactions to require the use of the market spot rate for the translation to US dollars.

Changes in Internal Controls over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to May 31, 2007, management identified the material weakness described above and implemented the changes to controls and procedures described above.

By:	/s/ SHELDON C. PETERSEN	By:	/s/ STEVEN L. LILLY
	Sheldon C. Petersen		Steven L. Lilly
	Governor and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	August 27, 2007		August 27, 2007

By:	/s/ STEVEN L. SLEPIAN
Steven L. Slepian
Vice President and Controller
August 27, 2007

Item 9B.                      Other Information.

None.

PART III

Item 10.                      Directors and Executive Officers of the Registrant.

(a) Directors
		Director	Date present
Name	Age	since	term expires
Terryl Jacobs (President of CFC)	48	2002	2008
Roger Arthur (Vice President of CFC)	60	2003	2009
Darryl Schriver (Secretary-Treasurer of CFC)	42	2004	2010
Roger A. Ball	62	2003	2009
Raphael A. Brumbeloe	66	2007	2010
Delbert Cranford	63	2007	2010
Jimmy Ewing, Jr.	59	2007	2010
Harold Foley	73	2004	2010
Steven J. Haaven	56	2003	2009
Gary Harrison	45	2005	2009
Craig A. Harting	49	2002	2008
Jim Herron	50	2005	2008
Martin Hillert, Jr.	52	2004	2010
Tom Kirby	52	2002	2008
William A. Kopacz	60	2006	2009
Reuben McBride	60	2005	2008
Gale Rettkowski	61	2001	2009
Ronald P. Salyer	42	2003	2009
R. Wayne Stratton	59	2007	2010
J. David Wasson, Jr.	61	2006	2009
Charles Wayne Whitaker	57	2003	2009
Jack F. Wolfe, Jr.	63	2006	2008
F. E. Wolski	56	2007	2010

(b) Executive Officers
			Held present
Title	Name	Age	office since
President and Director	Terryl Jacobs	48	2007
Vice President and Director	Roger Arthur	60	2007
Secretary-Treasurer and Director	Darryl Schriver	42	2007
Governor and Chief Executive Officer	Sheldon C. Petersen	54	1995
Senior Vice President of Member Services and General Counsel	John J. List	60	1997
Senior Vice President and Chief Financial Officer	Steven L. Lilly	57	1994
Senior Vice President of Operations	John T. Evans	57	1997
Senior Vice President of Corporate Relations	Richard E. Larochelle	54	1998
Senior Vice President of RTFC	Lawrence Zawalick	49	2000
Senior Vice President of Credit Risk Management	John M. Borak	62	2002

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

(e) (1) and (2) Business Experience and Directorships.

In accordance with Article IV of CFC's Bylaws, each candidate for election to the board of directors must be a trustee, director or manager of a member of CFC with the exception of the at-large position for the audit committee financial expert who may also be a chief financial officer or has a comparable position of a member of CFC.

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

Mr. Arthur has been a board member of Allamakee-Clayton Electric Cooperative in Postville, IA since 1992 and has served as president since 1993.  Mr. Arthur is a director and former president of the Iowa Association of Electric Cooperatives and chairs the Regulatory Affairs Committee. He is a board member and secretary of the Cooperative Development Services of Iowa, Wisconsin and Minnesota and a director of the Fayette County Economic Development Commission.   Since 1972, Mr. Arthur has been owner and operator of Arthur’s Country Place Inc., a family farm corporation.

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

Mr. Ball has been a board member of Powell Valley Electric Cooperative in New Tazewell, TN since 1988 and has served as president since 1995.  Mr. Ball serves as vice chairman of the Claiborne County Industrial Development Board and is a member of the Claiborne County Planning Commission.  He served as president of the Workforce Investment Board for Service Delivery Area 2 of Tennessee.  Since 1976, Mr. Ball has been owner/ broker of Ball Realty & Auction, Inc., specializing in development and management of commercial property.

Mr. Brumbeloe has served as a board director of Upson Electric Membership Corporation in Thomaston, GA since 1978 and has been board president since 1998.  Mr. Brumbeloe has served as a board member of Georgia Electric Membership Corporation since 1983 and served as chairman from 1988 to 1989.  He is also a member representative of Oglethorpe Power Corporation.  He is currently the owner of the Red Rock Armory.  Mr. Brumbeloe is retired from the Georgia State Patrol.

Mr. Cranford has served as a board director of Randolph Electric Membership Corporation in Asheboro, NC since 1989 and was president from 1995 to 2002 and vice president from 1994 to 1995.  He is a director and former president of the North Carolina Association of Electric Cooperatives, Inc. and also served on the North Carolina Electrical Cooperative Board.  Mr. Cranford also serves as a director of First Bank Corp, a member of the North Carolina Pharmaceutical Association and a board member and former president of the Farmer Volunteer Fire Department.  Mr. Cranford is currently a retail pharmacist and an owner of retail pharmacies.

Mr. Ewing has served as a board director of Point Coupee Electric Membership Corporation in New Roads, LA since 1989 and has been board president since 1995.  He served as secretary/treasurer from 1990 to 1995.  Mr. Ewing also serves as a board member of the Association of Louisiana Electric Cooperatives, Inc. and has been secretary/treasurer since 2006.  He is a member of the Action Committee for Rural Electrification, a board member of the Louisiana Landowners Association and a former board member of Cajun Electric Power Cooperative.  Mr. Ewing is currently a restaurant owner and farm manager.

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

Mr. Haaven has been president and Chief Executive Officer ("CEO") of Wild Rice Electric Cooperative Inc. in Mahnomen, MN since 1987 and serves on the Minnkota Power Cooperative Manager Advisory Committee.  He is also a member of the Karian/Peterson Powerline Contracting Board and president of Carr's Tree Service Board.  He previously served as CEO, under a shared management agreement, of Wild Rice Electric Cooperative/Red River Valley Cooperative in Halstad, MN.  Mr. Haaven is a former member of the Rural Electric Political Action Committee Board at Minnesota Rural Electric Association.

Mr. Harrison has served as CEO and General Manager of Dixie Electric Cooperative in Union Springs, AL since 1997.  Mr. Harrison serves as chairman of the Alabama Rural Electric Association since April 2005.  He has served as a board member of Alabama Electric Cooperative since April 1997 and as secretary-treasurer of the board since May 2007.  Since January 2001, Mr. Harrison has served as CEO and president of Cooperative Utility Services, LLC.

Mr. Harting has been Chief Executive Officer of Sullivan County Rural Electric Cooperative in Forksville, PA since September 1989.  He has been a member of the board of United Utility Supply, Inc., in Louisville, KY since June 1995.  Mr. Harting is a member of the Sullivan County Industrial Development Authority, Northern Tier Regional Planning and Development Commission, and Workforce Investment Board of Towanda, PA.  Mr. Harting also serves as treasurer of the Sullivan County Chamber of Commerce and serves on the board of the Five Rivers Council of the Boy Scouts of America.

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

Mr. Hillert has been CEO and General Manager of Adams-Columbia Electric Cooperative in Friendship, WI since 1996.  In addition, he serves on the board of Badger Energy Services in Oconto Falls, WI, board vice president of Network 2010 in Oxford, WI and as a board member of Badger Unified Cooperative Services in Fall Creek, WI since 2001.  Mr. Hillert also serves as treasurer of Wisconsin Cooperative Managers Association and is a board member of the Electric Coalition of Wisconsin.  Mr. Hillert serves as chairman of Adams County Economic Development and is a member of Advisory Board of Directors for the University of Wisconsin Center for Cooperatives.

Mr. Kirby has been a board member of Central Indiana Power in Greenfield, IN, since 1991 and is a past chairman of that board.  He served as director of the Indiana Statewide Association of RECs, Inc. from 1999 to 2004.  Mr. Kirby has been director of Diagnostic Imaging at Hamilton Heart, Inc., a cardiology practice in Noblesville, IN since April 2004.  From April 2003 to April 2004, Mr. Kirby was director of Diagnostic Imaging at St. Vincent's Women's Hospital of Indianapolis, IN.  Mr. Kirby was Chief Technologist at Digirad Imaging Solutions, Inc. from June 2001 to April 2003.  He was employed as a nuclear medicine technologist at Saint John's Health Corporation from 1980 to 2001.

Mr. Kopacz has been the General Manager of Midstate Electric Cooperative, Inc. in La Pine, OR since 1990.  He is currently a board director of Northwest Requirement Utilities, Northwest Irrigation Utilities and Economic Development for Central Oregon.  He is also a former board president of Economic Development for Central Oregon.  He is a former director of Ruralite Services, a northwest electric cooperative publication, and former president of the Oregon Rural Electric Cooperative Association.

Mr. McBride has been a director of Graham County Electric Cooperative in Pima, AZ since 1991 and vice president since 1993.  Mr. McBride is owner/operator of Reuben McBride Farms in Pima, AZ since 1980.  Mr. McBride currently serves on the board of Arizona Electric Power Co-op., Inc. and served as board president and chairman of the Executive Committee from May 2002 to May 2005.  In addition, Mr. McBride is a member of both the National and Arizona Action Committees for Rural Electrification.

Mr. Rettkowski has served as a director of Inland Power and Light Company in Spokane, WA since March 2000 and was president of the board through March 2003.  He has served as board secretary-treasurer for Northwest Irrigation Utilities since August 1992.  Mr. Rettkowski has been the president of Citizens for Irrigation for the state of Washington since September 1991.  He is a former trustee of Lincoln Electric and Graingrowers Warehouse Co-op.  Mr. Rettkowski has also been president of Rettkowski Brothers, Inc., a farming corporation in Wilbur, WA, since 1998.

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

Mr. Stratton has been a director of East Kentucky Power Cooperative in Winchester, KY since 1990 and currently serves as Chairman of the Board. He has served as a director of Shelby Energy Cooperative since 1987, ACES Power Marketing since 2004, Shelbyville Municipal Water & Sewer Commission since 2000 and Republic Bancorp since 1995.  Mr. Stratton is an at- large director that serves as the Audit Committee Financial Expert as defined by the Securities and Exchange Commission.  He is a certified public accountant in Kentucky, accredited in Business Valuation by the AICPA, a Certified Forensic Accountant, Certified Fraud Examiner and a Credentialed Cooperative Director through National Rural Electric Cooperative Association (“NRECA”).  Mr. Stratton has been a member/owner of Jones, Nale & Mattingly PLC, a full-service accounting and auditing practice since 1970.  He currently serves as the Audit Committee Chairman and Audit Committee Financial Expert of

Republic Bancorp, a $2.8 billion bank traded on NASDAQ.  He is the former Audit Committee Chairman of East Kentucky Power Cooperative, former team captain for AICPA peer reviews of other accounting firms and former Board Member of Kentucky Higher Education Assistance Authority (1985 to 2001) where as Chairman for eight years, he participated in various finance transactions.  He served on the AICPA Uniform Accountancy Act Committee and is the past president of the Kentucky Society of CPAs.

Mr. Wasson has been the president and CEO of Laurens Electric Cooperative, Inc. in Laurens, SC since 1973.  He has served on the board of directors of New Horizon Electric Cooperative since 1997 and has served as chairman since 2005.  Mr. Wasson has been a board member of the South Carolina Electric Cooperative Association since 1975 and served as chairman from December 1983 to December 1985.  He also serves as a director of The Palmetto Bank.

Mr. Whitaker has served as the president and General Manager of Southwest Arkansas Electric Cooperative in Texarkana, AR since 1986.  In addition, Mr. Whitaker has been director and former chairman of Arkansas Electric Cooperative Corporation, Arkansas Electric Cooperative, Inc., and the Arkansas Rural Electric Self-Insurance Trust since 1986.  He is also a former director of the National Information Solutions Cooperative.

Mr. Wolfe has been the president and CEO of Mid-Carolina Electric Cooperative, Inc. in Lexington, SC since 1975.  He has also represented South Carolina's electric cooperatives on the NRECA Board of Directors since 1999, serving as secretary treasurer in 2005, vice president from 2005 to 2006 and currently serving as president.  Mr. Wolfe serves as a director of The Electric Cooperatives of South Carolina, Inc. and the Central Electric Power Cooperative and has chaired a variety of statewide committees.

Mr. Wolski has been director of Wyrulec Company in Lingle, WY since 1986.  Mr. Wolski has represented Wyoming's cooperative electric utilities on the NRECA Board of Directors since 1999 and was recently elected as NRECA vice president.  Prior to his election to vice president, Mr. Wolski served as secretary-treasurer of the NRECA board.  He has served as a director of Tri-State Generation & Transmission since 2001.  He served on the board of the Wyoming Rural Electric Association for nine years, including three years as president.  Mr. Wolski is also a former board member of the Wyoming Rural Telecommunication Cooperative.  Mr. Wolski is the owner/manager of a family farm with a commercial hunting operation and is the owner/agent of an insurance business.

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

Mr. Borak joined CFC in June 2002 as Senior Vice President, Credit Risk Management.  Previously, he was with Fleet National Bank, Boston, MA from 1992 to 2001 where he was a Senior Credit Officer with risk management and loan approval responsibility for several industry banking portfolios including investor owned utilities.  Prior assignments at Fleet in Hartford, CT included Manager of Credit Review and Manager of Loan Workout in the Connecticut bank.

(f) Involvement in Certain Legal Proceedings.

None to the knowledge of the Company.

(g) Promoters and Control Persons.

Inapplicable.

(h) Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, our principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at http://www.nrucfc.coop/aboutcfc/pdfs/ethicsPolicyCEO-SFO.pdf.

(i) Audit Committee

Our Audit Committee currently consists of eleven directors: Mr. McBride (Chairperson), Mr. Stratton (Vice-Chairperson), Mr. Ewing, Mr. Harting, Mr. Wasson, Mr. Schriver, Mr. Salyer, Mr. Arthur, Ms. Jacobs, Mr. Hillert and Mr. Cranford.  Mr. Stratton was designated by the Board as the “audit committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002 ("SOX"). The members of the Audit Committee are "independent" as that term is defined in Rule 10A-3 under the Securities Exchange Act.  Among other things, the Audit Committee reviews the Company's financial statements and the disclosure under Management's Discussion and Analysis in our Annual Report on Form 10-K. The Committee meets with our independent registered public accounting firm, internal auditors, Chief Executive Officer and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The Board has adopted a written charter for the Audit Committee.

The Audit Committee completed its review and discussions with management regarding the Company’s audited financial statements for the year ended May 31, 2007. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, and received from the independent accountants written disclosures and the letter regarding their independence required by Independence Standards Board Standard No. 1, and discussed with the independent accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2007 for filing with the Securities and Exchange Commission.

(j) Compensation Committee

Role of the Compensation Committee
The Executive Committee of the Board of Directors has historically served as the compensation committee, making recommendations on the CEO’s compensation, and recommending the overall compensation and benefits package for all executive officers and other employees to the full Board of Directors.  On May 25, 2007, the Board of Directors established a Compensation Committee to review and make appropriate recommendations to the full Board of Directors on CFC’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs.  The Committee is responsible for reviewing and making recommendations to the full Board of Directors on CFC’s total compensation philosophy and pay components, including base and incentive pay programs.  The Committee is also responsible for approving the compensation, employment agreements and perquisites for the CEO. The Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then approved by the full Board of Directors. The Committee has delegated authority to the CEO for evaluating the performance and approving compensation for all of the other named executive officers.  Other than the CEO, no other named executive officers make decisions regarding executive compensation.

The Compensation Committee reports to the Board of Directors on its actions and recommendations following Committee meetings and meets in executive session without members of management present when making specific compensation decisions.  Although the Board has delegated authority to the Committee with respect to CFC’s executive and general employee compensation programs and practices, the full Board of Directors also reviews CFC’s compensation and benefits programs each year.

The Compensation Committee’s charter can be found on CFC’s website, www.nrucfc.coop.

The Compensation Committee’s Processes
The Compensation Committee has established a process to assist it in ensuring that CFC’s executive compensation program is achieving its objectives.  The Committee uses company performance measures in two ways.  First, performance measures are used in establishing the specific company performance targets that determine how short-term incentive and long-term incentive pay will be earned.  Prior to the start of each fiscal year, the Committee recommends performance measures for the corporate balanced scorecard and the specific goal and metrics for the long-term incentive plan to the full Board of Directors.  Additionally, the Committee considers various measures of company performance in deciding on base pay for the CEO.  The Committee considers financial metrics, customer satisfaction and market share, and industry leadership, but does not apply a formula or assign specific performance measures; instead, it makes a subjective determination on the CEO’s base pay after considering such corporate performance measures collectively, along with benchmarking data analysis provided by the compensation consultant.

Role of Compensation Consultant
CFC’s management and Board of Directors have worked with Mercer Human Resource Consulting (“Mercer”) for many years for compensation and benefit plan design consultation.  In 2007, Mercer was hired by the board to advise on the CEO’s total compensation.  Mercer advised the Executive Committee through an assessment of compensation data using both a one year compensation analysis – which assesses CFC’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year, and three year compensation analysis – which assesses average peer CEO pay for the last three fiscal years.  Compensation analyses include base pay, annual incentives, total cash compensation, long-term incentives and total direct compensation.

In addition, management has historically hired Mercer to advise CFC on the structure and design of the existing total compensation package for all employees, including named executive officers.  Mercer assisted in the development of both the short- and long-term incentive plans and provides data to assist in establishing the appropriate incentive opportunities for all levels of employees.  Mercer has also periodically evaluated the ongoing competitiveness of the existing compensation package for all employees, including named executive officers. No work was performed in 2006, other than the work directly for the committee on CEO pay.

Role of Executive Officers
The Executive Committee has delegated the authority for making annual base pay decisions for named executive officers to the CEO.  The CEO exercises his judgment to set annual base pay rates, based on market data, overall performance and leadership accomplishments.  Other than the CEO, no other named executives are involved in making executive compensation decisions.

(k)	Director Independence

Independence Determinations
The Board of Directors has determined the independence of each Director based on a review by the full Board. Our Audit Committee is subject to the independence requirements of Rule 10A-3 under the Securities Exchange Act.  To evaluate the independence of our directors, the Board has voluntarily adopted categorical independence standards consistent with the New York Stock Exchange (“NYSE”) standards. However, because we only list debt securities on the NYSE, we are not subject to most of the corporate governance listing standards of the NYSE, including the independence requirements.

No Director is considered independent unless the Board has determined that he or she has no material relationship with CFC, either directly or as a partner, shareholder, or officer of an organization that has a material relationship with CFC. Material relationships can include banking, legal, accounting, charitable, and familial relationships, among others. A Director is not considered independent if any of the following relationships existed within the previous three years:

(i)	the director is, or has been within the last three years, an employee of CFC, or an immediate family member is, or has been within the last three years, an executive officer of CFC;
(ii)
the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from CFC, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided that such compensation is not contingent in any way on continued service);

(iii)
(a) the director or an immediate family member is a current partner of a firm that is CFC’s external auditor; (b) the director is a current employee of such a firm; (c) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice for CFC; or (d) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on CFC’s audit within that time;

(iv)
the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of CFC’s present executive officers at the same time serves or served on that company’s compensation committee;

(v)
the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, CFC for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

The Board of Directors also reviewed directors’ responses to a questionnaire asking about their relationships with CFC and its affiliates (and those of their immediate family members) and other potential conflicts of interest.

In reaching a determination that the directors are independent, the Board considered that in addition to the categories or type of transactions described above, loans and guarantees were made to member systems of which directors of CFC are members, employees or directors in the ordinary course of CFC business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other members and did not involve more than normal risk of uncollectibility or present other unfavorable features. It is anticipated that, consistent with its loan and guarantee policies in effect from time to time, additional loans and guarantees will be made by CFC to member systems and trade and service organizations of which directors of CFC are members, employees, officers or directors.  As a cooperative, CFC was established for the very purpose of extending financing to its members (from whose ranks its directors must be drawn).  CFC has adopted a policy whereby substantially all extensions of credit to entities related to directors or their immediate family members are approved only by the disinterested directors.

Based on the criteria above, the Board of Directors has determined that the directors listed below are independent. The Board determined that none of the directors listed below has had during the last three years any of the relationships listed in (i) - (v) above or any other material relationship that would compromise his or her independence.

Independent Directors
Terryl Jacobs	Harold Foley	Reuben McBride
Roger Arthur	Steven J. Haaven	Gale Rettkowski
Roger A. Ball	Gary Harrison	R. Wayne Stratton
Raphael A. Brumbeloe	Craig A. Harting	J. David Wasson, Jr.
Delbert Cranford	Tom Kirby	Jack F. Wolfe, Jr.
Jimmy Ewing, Jr.	William A. Kopacz	F. E. Wolski

Item 11.                      Executive Compensation.

Compensation Discussion and Analysis
Executive Compensation Philosophy and Objectives
The goal of our executive compensation program is to attract, motivate and retain highly talented executives who are dedicated to helping CFC achieve its objectives and committed to CFC’s core values of service, integrity and excellence.  Our executive compensation programs are based on the same objectives that guide CFC in establishing all its compensation programs – rewarding employees for individual and corporate performance and retaining quality employees.  To this end, we offer a mix of base pay and pay for performance designed to align the interests of the executives with the needs of our members.

The components of our compensation package for named executive officers (consisting of Messrs. Petersen, Lilly, List, Evans and Zawalick) are consistent with those offered to all employees and consist of base pay that is market competitive, short-term incentive which is tied to the achievement of annual corporate goals and long-term incentive which is tied to the achievement of strategic objectives, plus retirement and other benefits.  The executive compensation program is designed to reward individual performance and contribution through the base pay component, and recognize corporate performance through the short and long term incentive programs.  We believe that all four elements of compensation work together to provide a competitive compensation package that drives performance and supports executive retention.

Performance–Named executive officers receive base pay that is both market competitive and reflective of the strategic management they provide to CFC.  Other components of compensation – short-term (one year) incentive bonus and long-term (three year) incentive bonus – reflect the performance of the organization and the success in achieving performance metrics established by the Board of Directors.

Retention – The relationship between CFC and its members makes the retention of employees, including the named executive officers, vital to our business and long-term success.  The compensation package, particularly the long-term incentive plan and the retirement benefits, assist in the retention of a highly qualified management team.

Benchmarking
For 2007, Mercer Human Resource Consulting (“Mercer”) was engaged by the Board of Directors to conduct a benchmarking survey for the Chief Executive Officer position using peer organizations identified by the Executive Committee.  The Executive Committee believes that CFC’s most direct competitors for executive talent include a broad range of financial institutions.  As a result, the Executive Committee included companies in the compensation comparison group that were similar to CFC in asset size and industry and business description.  The group included financial institutions that are premier private market, commercial and/or mission driven lenders, offering full service financing, investment and related services.  The companies targeted as peer companies ranged between 50% and 200% of CFC’s December 2005 total assets of $19.2 billion.  Comparators included financial services organizations such as Hudson City Bancorp, Inc., New York Community Bancorp, Inc., Student Loan Corp., Astoria Financial Corp, Nelnet, Inc., Indymac Bancorp, Webster Financial Corp., and Flagstar Bancorp, as well as five Farm Credit System peers.

Mercer led the Executive Committee through an assessment of compensation data using both a one year compensation analysis – which assesses CFC and peer CEOs for the most recent fiscal year, and three year compensation analysis – which assesses average peer CEO pay for the last three fiscal years.  Compensation data analyzed included base pay, annual incentives, total cash compensation, long-term incentives and total direct compensation.

CFC benchmarks the compensation of the other named executive officer positions against similar positions in national, credible compensation surveys for financial services organizations of similar asset size.  The survey data is used primarily to ensure that the base pay component of executive compensation is competitive, meaning generally within the fiftieth percentile of comparative pay for similar positions.

Elements of Compensation
CFC’s executive compensation program provides a balanced mix of compensation that incorporates the following key components:
o	An annual base pay salary
o	An annual incentive cash bonus which is based on the achievement of short-term (one year) corporate goals
o	A three-year incentive cash bonus which is based on the achievement of longer term corporate goals
o	Retirement, health and welfare and other benefit programs provided generally to all CFC employees

While all elements of executive compensation work together to provide a competitive compensation package, each element of compensation is determined independently of the other elements.

Base Pay– CFC’s philosophy is to provide annual base pay that reflects the value of the job in the marketplace.  To attract and retain a highly skilled work force, we must remain competitive with the pay of other employers who compete with us for talent.  Base pay for each of the named executive officers is benchmarked against similar positions in other organizations, as described under “Benchmarking”.

CFC’s compensation philosophy is to target total compensation – base pay, short-term incentive, long-term incentive and benefits – at the 75th percentile of market for the general employee population.  However, due to the cooperative nature of this organization, CFC cannot match the compensation levels of named executive officers of other financial services organizations at the 75th percentile since we do not offer stock or equity shares.  It is important to CFC, however, to pay the named executive officers of CFC competitively in base pay to retain key talent.  For this reason, the Executive Committee, in consultation with Mercer, with respect to Mr. Petersen, CEO, assessed the competitiveness of Mr. Petersen’s total cash compensation opportunity, including base pay, short-term incentive and long-term incentive, against the base pay only of the peer group CEOs.

Individual performance has an impact on the compensation of all employees, including the CEO and other named executive officers.  With respect to the CEO, the Committee meets with the CEO in executive session annually to conduct a performance review based on his individual achievements, contribution to CFC’s performance and other leadership accomplishments.  In determining Mr. Petersen’s base pay, the Executive Committee considered factors including financial metrics, portfolio management, customer satisfaction and market share, and industry leadership, but did not apply a formula or assign specific performance measures.  Instead, it made a subjective determination on the CEO’s base pay after considering such corporate performance measures collectively, along with the peer group analysis discussed above.

The Executive Committee has delegated the authority for making annual base pay decisions for named executive officers to the CEO.  The CEO exercises his judgment to set annual base pay rates, based on market data, overall performance and leadership accomplishments.  In 2007, Mr. Petersen focused on the comparable market pay for similar positions, at the fiftieth percentile of market base pay, and general market increases of approximately 4%, to set base pay for the other named executive officers.

Short-Term Incentive– CFC’s short-term cash incentive program is a one-year bonus that is tied to the annual performance of the organization as a whole.  CFC believes that by paying a short-term incentive tied to the achievement of annual operating goals, all employees, including named executive officers, will focus their efforts on the most important strategic objectives which help CFC to fulfill its mission to its members.  Additionally, the short-term incentive pay enhances CFC’s ability to provide competitive compensation while at the same time tying actual incentive compensation paid to the achievement of corporate goals.  All employees are eligible to participate in the short-term incentive program.

Mercer worked with CFC in the design of the short-term incentive plan.  The Board of Directors considered analysis from Mercer regarding the competitiveness of CFC’s compensation package, along with the cooperative nature of CFC, in determining the appropriate incentive opportunities for all employees.  The short-term incentive plan provides annual cash bonus opportunities based upon the level of the position within CFC’s compensation structure, ranging from 15% - 25% of base pay.  Named executive officers are eligible to receive short-term bonus compensation up to 25% of their base pay, but otherwise participate in the annual incentive program on an equal basis with our other employees.

Corporate performance is measured using a balanced scorecard approved by the Board of Directors prior to the start of the fiscal year.  The balanced scorecard is a performance management tool that articulates the corporate strategy of CFC into specific, quantifiable, measurable goals.  By focusing goals in four quadrants, the scorecard ensures that proper attention is paid to all crucial areas of business performance.  The scorecard provides balanced management indicators of business success and a focus for all employees as to the target results and measures that must be achieved if CFC is to succeed at the strategic plan.  The intent is to align organizational, departmental and individual initiatives to achieve a common goal.

Corporate goals for 2007, which were the basis for the short-term incentive payment, were Customer Satisfaction, Financial Ratios, Internal Process and Operations, and Learning, Growth & Innovation.  The Board of Directors establishes corporate goals and measures that they believe are challenging but achievable.  For 2007, the estimated achievement of the goals equated to 93.75% of the total opportunity.  Payments under the short-term incentive plan are subject to approval by the Board of Directors at a date subsequent to the filing of this Form 10-K.

Long-Term Incentive– the long term incentive plan is a three-year plan that is tied to CFC’s long-term strategic objectives.  The long-term incentive plan was implemented to create dynamic tension between short-term objectives and long-term goals.  It is also an effective retention tool, helping the organization to keep key employees, and supports CFC’s efforts to pay at market competitive levels.  All employees on staff on the first day of the fiscal year, June 1, are eligible to participate in the plan cycle and will receive performance units that are calculated at 15% - 25% of base pay.

Performance units are issued at the start of each fiscal year for a three-year cycle.   Performance units for named executive officers are calculated by dividing 25% of base pay on June 1 by the rating level of the AA- goal – currently $100 per performance unit.  The performance units issued will have a value at the end of a three year period as described below.  The measure for all active long-term incentive plans is the achievement of bond rating targets for our collateral trust bonds by three rating agencies:  Standard & Poors, Fitch, and Moody’s.  The value of the performance units will range from $0 to $150 per performance unit according to the level of CFC’s secured debt ratings by the three rating agencies.  To achieve the highest value of $150, which exceeds the targeted value, all three agencies would have to raise CFC’s long-term secured debt rating to AA stable. If this rating level is achieved, the incentive pay for named executive officers is 37.5% of the base pay of the year in which the units were issued.  The collateral trust bond rating was selected as the measure for the long-term incentive plan because, as a financial services company, CFC is dependent on the capital markets and the stronger ratings lead to lower interest cost and more reliable access to the capital markets.

The long-term incentive is paid out in one lump sum after the end of the performance period and performance units cannot be rolled over for future value.  Payments made to named executive officers in fiscal year 2007 were for performance units issued in June 2004 and the May 31, 2007 secured debt rating average of A+, stable outlook, which has a value of $40 per performance unit.  There are three active long-term incentive plans in which named executive officers are participants.  Performance units issued to named executive officers on June 1, 2005 will have a value based on bond ratings in place on May 31, 2008; performance units issued to named executive officers on June 1, 2006 will have a value based on bond ratings in place on May 31, 2009; and performance units issued to named executive officers on June 1, 2007 will have a value based on bond ratings in place on May 31, 2010.  The methodology for determining the number of performance units issued to named executive officers for all active long-term incentive plans is consistent with the process described above.

Authorization and Payment of Incentive Compensation; Use of Discretion
The Board of Directors reviews corporate performance and authorizes the payment of both short- and long-term incentive compensation based on that performance.  Payment is at the discretion of the Board of Directors. If the Board of Directors authorizes short-term incentive payment, the amount of such payment is determined solely upon corporate performance measures established at the start of the fiscal year.  Board of Directors authorization of long-term incentive payment is made based upon the bond ratings in place at the end of the third fiscal year, the value of the performance units as established at the start of the three-year plan cycle and based upon the formula outlined in the plan.  Board of Directors authorization of the short-term incentive payment is made after audited financial statements are issued to ensure financial objectives have been accurately measured.

Benefits
CFC maintains a health and welfare program in which the named executive officers participate that is available to all employees of CFC.  This includes medical, dental and vision insurance, flexible spending accounts, short- and long-term disability, life insurance, 401(k) program, pension plan (discussed below) and other voluntary insurance programs. CFC’s goals are to provide benefit programs that are market competitive and that promote the attraction and retention of qualified employees, including executives.

The 401(k) Pension Plan is a company matching defined contribution plan available to all employees.  CFC will match up to 3% of base salary with a minimum 2% employee contribution.  Named executive officers’ contributions to the 401(k) Pension Plan are limited by Internal Revenue Service (“IRS”) regulations, capped at $15,500 for 2007 (plus an additional $5,000 catch up contribution for named executive officers over 50 years of age).

An important retention tool is CFC’s defined benefit pension plan, the Retirement Security Plan.  CFC participates in a multiple employer pension plan managed by National Rural Electric Cooperative Association (“NRECA”).  We balance the effectiveness of this plan as a compensation and retention tool with the cost of providing the benefit.  The pension plan is a qualified plan in which all employees are eligible to participate upon one year of service, and allows employees to retire with unreduced benefits at age 62.  The value of the pension benefit is determined by base pay only and does not include other cash compensation.  For more information on the NRECA Retirement Security Plan, see the Pension Benefits Table and accompanying narrative below.

CFC also offers as a component of the pension plan, through NRECA, a Pension Restoration Plan to a select group of management, including the named executive officers, to increase their retirement benefits above amounts available under the Retirement Security Pension Plan, which is restricted by IRS limitations on annual pay levels.  The Pension Restoration Plan restores the value of the Retirement Security Plan for named executive officers to the level it would be if the IRS limits on annual pay were not in place. Unlike the pension plan, the Pension Restoration Plan is an unfunded, unsecured obligation of CFC and is not qualified for tax purposes.

The Pension Restoration Plan was previously composed of both a severance pay plan and a deferred compensation plan.  In accordance with IRS regulation 409(a), the severance pay plan was frozen as of December 31, 2005.  All pension restoration earned as of January 1, 2006 is earned under the pension restoration deferred compensation plan, subject to risk of forfeiture.   For more information on the Pension Restoration Plan, see the Pension Benefits Table and accompanying narrative below.

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in the Company’s non-qualified 457(b) Deferred Compensation savings plan.  Contributions to the plan are limited by the IRS.  The 2007 cap for contributions is $15,500.  There is no CFC contribution to the deferred compensation plan.

Other Compensation
We provide our named executive officers with other benefits, as reflected in the All Other Compensation column in the Summary Compensation Table below, that we believe are reasonable and consistent with CFC’s compensation philosophy.  These benefits contribute to CFC’s ability to provide named executives a competitive total compensation package.  CFC does not provide significant perquisites or personal benefits to the named executive officers.  All named executive officers may receive an annual executive physical at their discretion.

The Executive Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above.  The perquisites authorized are limited to Mr. Petersen, our Chief Executive Officer, receiving an annual vehicle allowance as well as an annual spousal air travel allowance.  Prior to 2007, Mr. Petersen received reimbursement for spousal air travel and had the use of a company owned and maintained vehicle.  To provide these perquisites in a more efficient fashion, in 2007, the Board of Directors decided to provide these perquisites through annual allowances rather than through reimbursement or use of company owned vehicle.  The amount of the vehicle and spousal air travel perquisites will be authorized annually by the Board of Directors.  Amounts are determined based on the estimated cost for operation and maintenance of a vehicle and the anticipated cost of air travel by the CEO’s spouse.

Employment Agreements
CFC’s Chief Executive Officer, Mr. Petersen, has an employment agreement in place, dated March 1, 2004 in which CFC agrees to employ Mr. Petersen as Chief Executive Officer through February 28, 2009 (with automatic one year extensions unless either party objects).

Pursuant to a separate independent contractor agreement effective as of July 22, 2004, Mr. Petersen has agreed to provide service to RTFC for a period coterminous to the CFC agreement that is automatically extended at each March 1 after 2009, for an additional year unless RTFC or Mr. Petersen does not wish to extend the term of the contractor agreement with RTFC.

For details of the employment agreements for Mr. Petersen see “Employment Contracts” below.

Other named executive officers do not have employment, severance or change of control agreements, with the exception of a severance agreement for Mr. John Evans, CFC’s Senior Vice President, Operations.  As part of Mr. Evans’ offer of employment in 1997, and in order to retain his services, CFC agreed that in the event of involuntary termination of employment, excepting an act of malfeasance or fraud, CFC shall pay Mr. Evans severance at the latest base compensation level for a period of nine months, including earned incentive pay and benefits.  See “Termination of Employment and Change-in-Control Agreements” below.

Compensation Committee Report
The Compensation Committee of the Board of Directors oversees CFC’s compensation program on behalf of the Board.  In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K.  Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Submitted by the Compensation Committee
Terryl Jacobs
Roger Arthur
Darryl Schriver
Steven J. Haaven
Jim Herron
Reuben McBride
J. David Wasson, Jr.

Summary Compensation Table
The summary compensation table below sets forth the aggregate compensation for the year ended May 31, 2007 earned by the named executive officers and two additional executive officers of the Company that meet the definition of related persons pursuant to SEC disclosure requirements.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Sheldon C. Petersen Governor & CEO	2007	$643,125	$204,212	$428,799	$132,577	$1,408,713

Steven L. Lilly Senior Vice President & Chief Financial Officer	2007	364,000	117,513	266,788	50,938	799,239

John J. List Senior Vice President of Member Services and General Counsel	2007	364,000	113,233	477,364	51,830	1,006,427

John T. Evans Senior Vice President of Operations	2007	364,000	113,233	146,285	16,833	640,351

Lawrence Zawalick Senior Vice President of RTFC	2007	265,500	85,507	147,479	46,494	544,980

Richard E. Larochelle (4) Senior Vice President of Corporate Relations	2007	265,500	85,507	161,864	18,582	531,452

John. M. Borak (4) Senior Vice President of Credit Risk Management	2007	233,500	75,927	-	10,860	320,287
(1) Includes amounts earned during fiscal year 2007 under the long-term and short-term incentive plans.  Payments under the short-term incentive plan are subject to approval by the Board of Directors at a date subsequent to the filing of this Form 10-K.

(2) Represents the change in the net present value of the accumulated pension benefit under the Company’s multi-employer defined benefit pension plan during the year. For Mr. Borak, change in pension value was a reduction of $122,189 as a result of a distribution of $228,679 during fiscal year 2007.

(3) For Mr. Petersen, includes $18,595 of perquisites comprised of $9,674 for personal use of vehicle and $8,921 for spousal travel. Both amounts are calculated based on a combination of incremental aggregate costs to the Company incurred prior to January 1, 2007, after which Mr. Petersen starting receiving an annual perquisite allowance for these costs.  Additionally, for Mr. Petersen, includes $60,415 related to RTFC contributions to the RTFC deferred compensation plan.  All other compensation also includes $38,055, $37,163, $38,055, $3,058, $34,657, and $6,745 related to the termination of a retirement benefit plan for Mr. Petersen, Mr. Lilly, Mr. List, Mr. Evans, Mr. Zawalick and Mr. Larochelle, respectively.  The remaining amounts included in this column represent sick leave incentive bonuses and Company contributions to its 401(k) defined contribution plan.

(4) These executives are “related persons” as defined by the SEC’s disclosure requirements and are included in the summary compensation table as we generally treat all of our executive officers equally.

Grants of Plan-Based Awards
The Company has a long-term and a short-term incentive plan for all employees under which executive officers may receive a bonus of up to 37.5% and 25% of salary, respectively.  The incentive payouts are based on the executive officer’s salary at the date the program becomes effective.  See the “Compensation Discussion and Analysis” above for further information on these incentive plans.

The following table contains the estimated possible payouts under the Company’s short-term incentive plan and possible future payouts for grants under the Company’s long-term incentive plan during the year ended May 31, 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Grant date	Threshold	Target	Max

Petersen
Long-term Incentive Plan (1)	6/1/06	$-	$ 63,240	$237,150
Short-term Incentive Plan (2) (3)	6/1/06	-	150,732	160,781
Lilly
Long-term Incentive Plan (1)	6/1/06	-	36,400	136,500
Short-term Incentive Plan (2) (3)	6/1/06	-	85,313	91,000
List
Long-term Incentive Plan (1)	6/1/06	-	36,400	136,500
Short-term Incentive Plan (2) (3)	6/1/06	-	85,313	91,000
Evans
Long-term Incentive Plan (1)	6/1/06	-	36,400	136,500
Short-term Incentive Plan (2) (3)	6/1/06	-	85,313	91,000
Zawalick
Long-term Incentive Plan (1)	6/1/06	-	26,560	99,600
Short-term Incentive Plan (2) (3)	6/1/06	-	62,227	66,375
Larochelle
Long-term Incentive Plan (1)	6/1/06	-	26,560	99,600
Short-term Incentive Plan (2) (3)	6/1/06	-	62,227	66,375
Borak
Long-term Incentive Plan (1)	6/1/06	-	23,360	87,600
Short-term Incentive Plan (2) (3)	6/1/06	-	54,727	58,375
(1) Target payouts were calculated using unit values of $40 based on CFC’s projected average long-term secured credit rating of A+/stable at May 31, 2009.
(2) No units are granted by the short-term incentive plan, however the program was established on June 1, 2006 and was paid out based on performance at May 31, 2007.
(3) Target represents 23.4% of May 31, 2007 base salary based on the estimated achievement of 93.75% of performance targets established at the beginning of the fiscal year and evaluated at May 31, 2007 as shown in the “Summary Compensation Table” above.

The Board of Directors has approved a new long-term incentive plan with terms similar to the plan in effect during fiscal year 2007.  As a result, the executives included in the chart above received grants on June 1, 2007 with a payout to be determined on May 31, 2010.

Employment Contracts
Pursuant to an employment agreement effective as of March 1, 2004, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through February 28, 2009 (with automatic one-year extensions unless either party objects) at no less than his base salary at the time, or $675,000 per annum, plus such incentive payments (if any) as may be awarded him.  Certain payments have been agreed to in the event of Mr. Petersen's termination other than for cause; for example, Mr. Petersen leaving for good reason, disability or termination of his employment due to death.  See “Termination of Employment and Change-In-Control Arrangements” below for information on these amounts.

Pursuant to a separate independent contractor agreement effective as of July 22, 2004, Mr. Petersen has agreed to provide service to RTFC for a period coterminous to the CFC agreement that is automatically extended at each March 1, after 2009, for an additional year unless RTFC or Mr. Petersen does not wish to extend or further extend the term of the contractor agreement with RTFC.  As compensation, RTFC must credit $30,000 to a deferred compensation account on January 1 of each year of the term.  See the “Nonqualified Deferred Compensation Table” and accompanying narrative below.

Pension Benefits Table
The Company is a participant in a multi-employer defined benefit pension plan that is administered by NRECA.  Under the plan, the Company’s employees are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the plan.  The normal retirement age under the plan is 62. The following table contains the years of service and the present value of the accumulated benefit for the Company’s executive officers at May 31, 2007.

Name	Plan Name	Number of Years Credited Service (2)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Petersen	NRECA Retirement Security Plan (1)	23.75	$2,685,490	$-
Lilly	NRECA Retirement Security Plan (1)	22.58	1,798,937	-
List	NRECA Retirement Security Plan (1)	34.42	2,952,668	-
Evans	NRECA Retirement Security Plan (1)	8.50	625,898	-
Zawalick	NRECA Retirement Security Plan (1)	26.67	1,046,068	-
Larochelle	NRECA Retirement Security Plan (1)	23.00	1,018,688	-
Borak (2)	NRECA Retirement Security Plan (1)	0.92	57,554	228,679
(1) CFC is a participant in a multiple employer pension plan.  Credited years of service, therefore, included not only years of service with CFC, but also years of service with another cooperative participant in the multiple employer pension plan.  Mr. Larochelle has 12 credited years of service with another cooperative in addition to CFC.  All other named executive have credited years of service only with CFC.

(2) At May 31, 2007, Mr. Borak is the only listed executive that is eligible for retirement based on the required age of 62. Mr. Borak received distributions of $226,796 as part of a quasi-retirement and $1,884 as a result of no longer being at risk of forfeiture during the year ended May 31, 2007.  Mr. Borak earned an additional $1,534 during the year ended May 31, 2007 as a result of no longer being at risk of forfeiture which had not yet been paid at May 31, 2007.

Nonqualified Deferred Compensation
CFC Deferred Compensation Plan
The CFC deferred compensation plan is a “nonqualified” deferred compensation savings program for the senior executive group and other selected management or highly compensated employees designated by CFC.  Participants may elect to defer up to the lesser of 100% of their compensation for the year or the applicable IRS statutory dollar limit in effect for that year.  Compensation for the purposes of this plan is defined as the total amount of compensation, including incentive pay, if any paid by CFC.

The accounts are credited with “earnings” based on the participants’ selection of available investment options (currently, eight options) within the Homestead Funds.  When a participant ceases to be an employee for any reason, distribution of the account will generally be made in 15 substantially equal annual payments beginning approximately 60 days after termination (unless an election is made to change the form and timing of the payout).  The participant may elect either a single lump sum or substantially equal annual installments paid over no less than two and no more than 14 years.  The amount paid is based on the accumulated value of the account.

RTFC Deferred Compensation Plan
RTFC contributes a sum of $30,000 annually to a deferred compensation account for Mr. Petersen on January 1 of each year that Mr. Petersen is contracted by RTFC.  Interest will be credited to the account on December 31 of each such year at a rate equal to CFC's 20-year medium-term note rate on that date.  On December 31, 2006, the applicable interest rate was 5.84%.  The RTFC Board of Directors has approved that Mr. Petersen, at his option, may request that the deferred component of his compensation be directed into alternative investment vehicles that could offer the opportunity to earn a return that is greater than the CFC 20-year MTN rate.  Mr. Petersen has not yet chosen to exercise that option.  If Mr. Petersen's service to RTFC is terminated by RTFC other than for cause, or by Mr. Petersen for any reason, or by his death or disability, the account will be deemed continued for the remainder of the term of the contractor agreement with RTFC (but in no event less than six months nor more than a year), interest will be credited on a proportional basis for the calendar year during which the continuation ends and the balance in the account will be paid to Mr. Petersen or his beneficiaries in a lump sum.

The following table summarizes information related to the nonqualified deferred compensation plans in which the named executive officers were eligible to participate during the year ended May 31, 2007.
Name	Executive Contributions in Last FY (1)	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Petersen
CFC Deferred Compensation	$15,208	$-	$53,207	$-	$286,045
RTFC Deferred Compensation (2)	-	60,415	-	-	581,233

Lilly
CFC Deferred Compensation	15,208	-	31,569	-	181,402

List
CFC Deferred Compensation	8,208	-	8,862	-	53,881

Evans
CFC Deferred Compensation	12,250	-	19,017	-	120,084

Zawalick
CFC Deferred Compensation	7,683	-	17,594	-	97,495

Larochelle
CFC Deferred Compensation	15,208	-	7,679	-	201,100

Borak
CFC Deferred Compensation	25,731	-	1,290	-	39,718

(1) Executive contributions are also included in salary in the summary compensation table on page 68.
(2) If Mr. Petersen's employment were terminated at May 31, 2007 without cause or due to death or disability, interest would accrue under the RTFC deferred compensation plan through May 31, 2008 at the CFC 20-year medium-term note rate on December 31, 2006.  On December 31, 2006, the applicable interest rate was 5.84% which would result in additional Registrant contributions of $79,643 through May 31, 2008.  Company contributions and earnings for fiscal year 2007 are included in all other compensation in the summary compensation table on page 68.

Director Compensation Table
Directors receive a fixed sum of $4,000 for each of the scheduled board meetings attended and $150 for each conference call attended.  Additionally, the directors receive reimbursement for reasonable travel expenses.  The fixed amounts are paid following the conclusion of each board meeting or conference call attended.  The following chart summarizes the total fees earned by CFC directors during the year ended May 31, 2007.

Name	Fees Earned	Total
Terryl Jacobs	$33,950	$33,950
Roger Arthur	40,550	40,550
Darryl Schriver	39,050	39,050
Roger A. Ball	33,200	33,200
Ronald Bergh	20,450	20,450
Raphael A. Brumbeloe	8,150	8,150
Darlene H. Carpenter	28,900	28,900
Cletus Carter	34,300	34,300
Delbert Cranford	8,150	8,150
Jimmy Ewing Jr.	8,150	8,150
Harold Foley	33,050	33,050
Steven J. Haaven	34,250	34,250
Gary Harrison	32,600	32,600
Craig A. Harting	32,900	32,900
Jim Herron	32,600	32,600
Martin Hillert, Jr.	33,200	33,200
Tom Kirby	32,900	32,900
William A. Kopacz	32,900	32,900
Reuben McBride	33,950	33,950
Gale Rettkowski	33,050	33,050
Ronald P. Salyer	35,900	35,900
R. Wayne Stratton	8,300	8,300
J. David Wasson, Jr.	33,050	33,050
Charles Wayne Whitaker	32,750	32,750
Bobby W. Williams	28,600	28,600
Jack F. Wolfe, Jr.	24,600	24,600
F. E. Wolski	4,150	4,150

Termination of Employment and Change-In-Control Arrangements
Sheldon Petersen, CEO, and John Evans, SVP, Operations, each have an executive agreement with CFC under which Mr. Petersen and Mr. Evans may continue to receive base salary and benefits in certain circumstances after resignation or termination of employment.  No other named executive officers have termination or change-in-control agreements.

Under the executive agreement with Mr. Petersen, if CFC terminates his employment without cause, or Mr. Petersen terminates his employment for good reason, CFC is obligated to pay him a lump sum payment equal to the product of three times his annual base salary at the rate in effect at the time of termination, and his short-term incentive award, if any, for the previous year (or an amount equal to the annual bonus for 2003).  Definitions of “cause” and “good reason” can be found in the agreement on file.  The compensation payable to Mr. Petersen for termination without cause, assuming a termination date of May 31, 2007 is $2,380,782.  The actual payments due on a termination without cause on different dates could materially differ from this estimate.

Under the executive agreement for Mr. Petersen with RTFC, if RTFC terminates his employment without cause, or if Mr. Petersen terminates his service to RTFC, or by his death or disability, RTFC will pay a lump sum payment equivalent to the amount in his deferred compensation account.  However, the account will be deemed to be continued in effect for the lesser of (i) a period of 12 months or (ii) the remaining period of the Term of Service of the executive agreement prior to such termination, but in no case less than six months (the “Extended Period”) and all credits (payment and interest) outlined in the agreement shall continue to be made.  If the Extended Period ends other than on a December 31st, when normal interest calculations are made and added to the account, RTFC shall further credit the account with simple interest for the period from January 1 to the end of the Extended  Period at the same rate that was used to credit interest on the prior December 31st.  Payment is due to Mr. Petersen within 15 days of the end of the Extended Period.  For details on the value of this compensation see the “Nonqualified Deferred Compensation Table”.

Under the executive agreement for Mr. Petersen with RTFC, if RTFC terminates the service of the executive for cause, the term of service shall terminate immediately thereafter, and Mr. Petersen shall not be entitled to any payment with respect to the account.

Under the executive agreement with Mr. Evans, if CFC terminates his employment without cause, Mr. Evans would receive a continuation for nine months of his annual base salary in effect at the time of termination, incentive compensation for the additional nine month period, and nine months payment of all health and welfare and retirement plans.  The compensation payable to Mr. Evans for termination without cause, assuming a termination date of May 31, 2007 is $385,219.  The actual payments due on a termination without cause on different dates could materially differ from this estimate.

The estimates do not include amounts to which the named executive officers would be entitled to upon termination, such as base salary to date, unpaid bonuses earned, unreimbursed expenses, paid vacation time and any earned benefits under company plans.

Compensation Committee Interlocks and Insider Participation
During the year ended May 31, 2007, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management.

Inapplicable.

Item 13.                      Certain Relationships and Related Transactions.

Review and Approval of Transactions with Related Persons

The Board of Directors has adopted a policy for review and approval in writing and monitoring of transactions involving CFC and “related persons” (directors and executive officers or their immediate family members). The policy covers any related person transaction that meets the minimum threshold for disclosure under SEC disclosure requirements (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).

Policy and Procedures

•
Each director and executive officer is required to promptly notify the General Counsel in writing of any material interest that such person or an immediate family member of such person had, has or will have in a related person transaction.

•
The General Counsel of CFC is responsible for the review, approval or ratification of any related person transaction, unless the General Counsel refers any related person transaction to the Board of Directors for its review, approval or ratification. If such related person transaction involves a director, the director may not participate in the deliberations or vote with respect to such approval or ratification.

•
The General Counsel will notify the Board of Directors at each regularly scheduled Board meeting of any action taken by the General Counsel with respect to a related person transaction since the last regularly scheduled meeting of the Board of Directors.

•
In the event the General Counsel becomes aware of a related person transaction that has not been approved under the Board policy prior to its consummation, the General Counsel will notify the Board of Directors. The Board of Directors will consider all of the relevant facts and circumstances with respect to such transaction, and will evaluate all options available to CFC, including ratification, revision or termination of such transaction, and shall take such course of action as the Board of Directors deems appropriate under the circumstances.

•
The General Counsel will determine whether a related person has a material interest in a transaction on the basis of the significance of the information to investors in CFC securities in light of all the circumstances. Factors to be considered in determining whether a related person’s interest in a transaction is material may include the importance of the interest to the related person (financially or otherwise), the relationship of the related person to the transaction and of related persons with each other, and the dollar amount involved in the transaction.

•
The General Counsel, and where applicable, the Board of Directors, will not approve or ratify a related person transaction unless the General Counsel, or the Board, as the case may be, reasonably determines, based on a review of the available information, that the transaction is fair and reasonable to CFC and consistent with the best interests of CFC.

•
Factors to be taken into account in making the determination may include (i) the business purpose of the transaction, (ii) whether the transaction is entered into on an arms-length basis on terms fair to CFC, and (iii) whether such a transaction would violate other CFC policies.

Related Person Transactions

See the Summary Compensation Table in Item 11 for a description of compensation paid to Rich Larochelle and John Borak, CFC’s executive officers who are not named executive officers, but meet the definition of a “related person” as described above.

Item 14.                      Principal Accountant Fees and Services.

The following table summarizes the aggregate professional fees for the audit of the financial statements for the years ended
May 31, 2007 and 2006 and fees for other services during that period by Deloitte & Touche, LLP.

	2007	2006
Audit fees (1)	$1,636,815	$1,550,989
Audit-related fees (2)	-	36,468
Tax fees (3)	29,650	18,559
All other fees (4)	33,000	7,000
Total	$1,699,465	$1,613,016

(1) Audit fees in 2007 and 2006 consist of fees for the audit of the consolidated financial statements of CFC, including RTFC and NCSC in accordance with FIN 46(R), totaling $1,205,928 and $586,835, respectively, fees for the preparation of the stand-alone financial statements for RTFC and NCSC totaling $242,408 and $91,000, respectively, and fees for the audit of management's assessment of the effectiveness of CFC's internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 totaling $24,900 and $773,154, respectively.  Additionally, audit fees in 2007 and 2006 include comfort letter fees and for 2007, consents related to debt issuances and compliance work required by the independent auditors.

(2) Audit-related fees in 2006 consist of initial consultation on compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
(3) Tax fees consist of assistance with matters related to tax compliance and consulting.
(4) These fees relate to the audit of a trust serviced by CFC.

CFC’s Audit Committee is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants.  The independent registered public accountants report directly to the Audit Committee and the Audit Committee is responsible for the resolution of disagreements between management and the independent registered public accountants.  Consistent with Securities and Exchange Commission requirements, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accountants.  Under the policy, the Audit Committee's pre-approval for permissible non-audit services is not required if all such services 1) do not aggregate to more than five percent of total revenue paid to the independent registered public accountants in the fiscal year when services are provided, 2) were not recognized as non-audit services at the time of the engagement and 3) are promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to the completion of the audit.  This policy was followed during the years ended May 31, 2007 and 2006.  CFC's independent registered public accountants for the current fiscal year have been appointed by the Audit Committee.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

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

	4.3	-	Revolving Credit Agreement dated as of March 22, 2006 for $1,000,000,000 maturing on March 22, 2011. Incorporated by reference to Exhibit 4.3 to CFC's Form 10-Q filed on April 14, 2006.
	4.4	-	Revolving Credit Agreement dated as of March 16, 2007 for $1,125,000,000 maturing on March 16, 2012. Incorporated by reference to Exhibit 4.4 to CFC's Form 10-Q filed on April 12, 2007.
	4.5	-	Revolving Credit Agreement dated as of March 16, 2007 for $1,125,000,000 maturing on March 14, 2008. Incorporated by reference to Exhibit 4.5 to CFC's Form 10-Q filed on April 12, 2007.
	4.6	-	Indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed on October 15, 1996 (Registration No. 33-64231).
	4.7	-
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

	4.9	-	Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of April 28, 2006 for up to $1,500,000,000.
	4.10	-	Series B Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of April 28, 2006 for up to $1,500,000,000.
	4.11	-	Pledge Agreement dated as of April 28, 2006, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association.
	4.12	-	Series B Future Advance Bond from the Registrant to the Federal Financing Bank dated as of April 28, 2006 for up to $1,500,000,000 maturing on July 15, 2029.
	4.13	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of June 14, 2005 for up to $1,000,000,000.  Incorporated by reference to Exhibit 4.12 to CFC's Form 10-K filed on August 24, 2005.

	4.14	-
Series A Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of June 14, 2005 for up to $1,000,000,000.  Incorporated by reference to Exhibit 4.13 to CFC's Form 10-K filed on August 24, 2005.

	4.15	-
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

4.17	-
Note Purchase Agreement dated as of July 28, 2005 for $500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation.  Incorporated by reference to Exhibit 4.16 to CFC's Form 10-K filed on August 24, 2005.

4.18	-
Pledge Agreement dated as of July 28, 2005, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association.  Incorporated by reference to Exhibit 4.17 to CFC's Form 10-K filed on August 24, 2005.

4.19	-
Registration Rights Agreement dated as of July 28, 2005 between the Registrant and Federal Agricultural Mortgage Corporation.  Incorporated by reference to Exhibit 4.18 to CFC's Form 10-K filed on August 24, 2005.

4.20	-
4.656% Senior Notes due 2008 dated as of July 29, 2005 from the Registrant to Federal Agricultural Mortgage Corporation.  Incorporated by reference to Exhibit 4.19 to CFC's Form 10-K filed on August 24, 2005.

	-	Registrant agrees to furnish to the Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.
10.1	-	Plan Document for CFC's Deferred Compensation Program amended and restated as of July 1, 2003. Incorporated by reference to Exhibit 10.1 to CFC's Form 10-K filed on August 24, 2005.
10.2	-	Employment Contract between CFC and Sheldon C. Petersen, dated as of March 1, 2004. Incorporated by reference to Exhibit 10.2 to CFC's Form 10-K filed on August 20, 2004.
10.3	-	Supplemental Benefit Agreement between RTFC and Sheldon C. Petersen, dated as of July 22, 2004. Incorporated by reference to Exhibit 10.3 to CFC's Form 10-K filed on August 20, 2004.
10.4	-	Employment Contract between CFC and John T. Evans, dated as of September 17, 1997 including termination of employment arrangement.
12	-	Computations of ratio of margins to fixed charges.
14.1	-	Ethics Policy for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to CFC's Form 10-Q filed on October 14, 2004.
23	-	Consent of Deloitte & Touche LLP.
31.1	-	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 27th day of August 2007.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:          /s/  SHELDON C. PETERSEN
Sheldon C. Petersen
Governor and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Governor and Chief Executive Officer
Sheldon C. Petersen

/s/ STEVEN L. LILLY	Senior Vice President and Chief Financial
Steven L. Lilly	Officer

/s/ STEVEN L. SLEPIAN	Vice President and Controller (Principal
Steven L. Slepian	Accounting Officer)

/s/ TERRYL JACOBS	President and Director
Terryl Jacobs

/s/ ROGER ARTHUR	Vice President and Director
Roger Arthur
August 27, 2007
/s/ DARRYL SCHRIVER	Secretary-Treasurer and Director
Darryl Schriver

/s/ ROGER A. BALL	Director
Roger A. Ball

/s/ RAPHAEL A. BRUMBELOE	Director
Raphael A. Brumbeloe

/s/ DELBERT CRANFORD	Director
Delbert Cranford

/s/ JIMMY EWING, JR.	Director
Jimmy Ewing, Jr.

/s/ HAROLD FOLEY	Director
Harold Foley

/s/ STEVEN J. HAAVEN	Director
Steven J. Haaven

/s/ GARY HARRISON	Director
Gary Harrison

/s/ CRAIG A. HARTING	Director
Craig A. Harting

Signature	Title	Date

/s/ JIM HERRON	Director
Jim Herron

/s/ MARTIN HILLERT, JR.	Director
Martin Hillert, Jr.

/s/ TOM KIRBY	Director
Tom Kirby

/s/ WILLIAM A. KOPACZ	Director
William A. Kopacz

/s/ REUBEN MCBRIDE	Director
Reuben McBride

/s/ GALE RETTKOWSKI	Director	August 27, 2007
Gale Rettkowski

/s/ RONALD P. SALYER	Director
Ronald P. Salyer

/s/ R. WAYNE STRATTON	Director
R. Wayne Stratton

/s/ J. DAVID WASSON, JR.	Director
J. David Wasson, Jr.

/s/ CHARLES WAYNE WHITAKER	Director
Charles Wayne Whitaker

/s/ JACK F. WOLFE, JR.	Director
Jack F. Wolfe, Jr.

/s/ F. E. WOLSKI	Director
F. E. Wolski

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National Rural Utilities Cooperative Finance Corporation
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the “Company”) as of May 31, 2007 and 2006, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended May 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and subsidiaries as of May 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(w), the accompanying 2006 and 2005 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
August 27, 2007

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

May 31, 2007 and 2006

(in thousands)

A S S E T S

	2007	2006 (As restated)*
Cash and cash equivalents	$304,107	$260,338

Loans to members	18,128,207	18,360,905
Less: Allowance for loan losses	(561,663)	(611,443)
Loans to members, net	17,566,544	17,749,462

Accrued interest and other receivables	291,637	317,364

Fixed assets, net	4,555	6,146

Debt service reserve funds	54,993	80,159

Bond issuance costs, net	45,611	51,064

Foreclosed assets	66,329	120,889

Derivative assets	222,774	575,669

Other assets	18,631	18,530

	$18,575,181	$19,179,621

See accompanying notes. *See Note 1 (w)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

May 31, 2007 and 2006

(in thousands)

L I A B I L I T I E S A N D E Q U I T Y

	2007	2006 (As restated)*

Short-term debt	$4,427,123	$5,343,824

Accrued interest payable	281,458	302,959

Long-term debt	11,295,219	10,642,028

Deferred income	27,990	40,086

Guarantee liability	18,929	16,750

Other liabilities	27,611	28,074

Derivative liabilities	71,934	85,198

Subordinated deferrable debt	311,440	486,440

Members' subordinated certificates:
Membership subordinated certificates	649,424	650,799
Loan and guarantee subordinated certificates	732,023	777,161
Total members' subordinated certificates	1,381,447	1,427,960

Commitments and contingencies

Minority interest	21,989	21,894

Equity:
Retained equity	697,837	771,200
Accumulated other comprehensive income	12,204	13,208
Total equity	710,041	784,408

	$18,575,181	$19,179,621

See accompanying notes. *See Note 1 (w)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

For the Years Ended May 31, 2007, 2006 and 2005

	2007	2006 (As restated)*	2005 (As restated)*
Interest income	$1,054,224	$1,007,912	$1,030,853
Interest expense	(996,730)	(975,936)	(942,033)

Net interest income	57,494	31,976	88,820

Recovery of (provision for) loan losses	6,922	(23,240)	(16,402)

Net interest income after recovery of (provision for) loan losses	64,416	8,736	72,418

Non-interest income:
Rental and other income	1,533	2,398	5,645
Derivative cash settlements	86,442	80,883	78,287
Results of operations of foreclosed assets	9,758	15,492	13,024
Gain on sale of building and land	-	43,431	-

Total non-interest income	97,733	142,204	96,956

Non-interest expense:
Salaries and employee benefits	(33,817)	(31,494)	(29,417)
Other general and administrative expenses	(18,072)	(20,595)	(19,459)
Recovery of guarantee liability	1,700	700	3,107
Derivative forward value	(79,281)	28,805	25,849
Foreign currency adjustments	(14,554)	(22,594)	(22,893)
Loss on sale of loans	(1,584)	-	-

Total non-interest expense	(145,608)	(45,178)	(42,813)

Income prior to income taxes and minority interest	16,541	105,762	126,561

Income taxes	(2,396)	(3,176)	(1,518)

Income prior to minority interest	14,145	102,586	125,043

Minority interest, net of income taxes	(2,444)	(7,089)	(2,540)

Net income	$11,701	$95,497	$122,503

See accompanying notes. *See Note 1 (w)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

For the Years Ended May 31, 2007, 2006 and 2005

									Patronage Capital
		Accumulated							Allocated
		Other	Subtotal					Members'	General
		Comprehensive	Retained	Membership	Unallocated		Education	Capital	Reserve
	Total	(Loss) Income	Equity	Fees	Net Income		Fund	Reserve	Fund	Other
Balance as of May 31, 2004 (As restated) *	$692,453	$(12,541)	$704,994	$993	$219,762		$1,322	$131,296	$497	$351,124
Patronage capital retirement	(77,755)	-	(77,755)	-	-		-	-	-	(77,755)
Income prior to income taxes and minority interest (As restated) *	126,561	-	126,561	-	10,026		778	32,771	-	82,986
Other comprehensive income (As
restated)*	28,162	28,162	-	-	-		-	-	-	-
Income taxes	(1,518)	-	(1,518)	-	(1,518)	-	-	-	-	-
Minority interest	(2,540)	-	(2,540)	-	(2,540)		-	-	-	-
Other	(429)	-	(429)	-	-		(900)	-	-	471
Balance as of May 31, 2005 (As restated) *	$764,934	$15,621	$749,313	$993	$225,730		$1,200	$164,067	$497	$356,826
Patronage capital retirement	(72,912)	-	(72,912)	-	-		-	-	-	(72,912)
Income prior to income taxes and minority interest (As restated) *	105,762	-	105,762	-	10,384		780	-	-	94,598
Other comprehensive loss (As
restated)*	(2,413)	(2,413)	-	-	-		-	-	-	-
Income taxes	(3,176)	-	(3,176)	-	(3,176)		-	-	-	-
Minority interest	(7,089)	-	(7,089)	-	(7,089)		-	-	-	-
Other	(698)	-	(698)	1	-		(699)	(7,223)	-	7,223
Balance as of May 31, 2006 (As restated) *	$784,408	$13,208	$771,200	$994	$225,849		$1,281	$156,844	$497	$385,735
Patronage capital retirement	(84,247)	-	(84,247)	-	-		-	-	-	(84,247)
Income prior to income taxes and minority interest	16,541	-	16,541	-	(89,481)		945	1,464	1	103,612
Other comprehensive loss	(1,004)	(1,004)	-	-	-		-	-	-	-
Income taxes	(2,396)	-	(2,396)	-	(2,396)		-	-	-	-
Minority interest	(2,444)	-	(2,444)	-	(2,444)		-	-	-	-
Other	(817)	-	(817)	3	-		(820)	-	-	-
Balance as of May 31, 2007	$710,041	$12,204	$697,837	$997	$131,528		$1,406	$158,308	$498	$405,100

See accompanying notes. *See Note 1 (w)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the Years Ended May 31, 2007, 2006 and 2005

	2007	2006 (As restated)*	2005 (As restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,701	$95,497	$122,503
Add (deduct):
Amortization of deferred income	(12,248)	(14,444)	(17,597)
Amortization of bond issuance costs and deferred charges	17,406	12,124	14,255
Depreciation	2,182	2,154	3,559
(Recovery of) provision for loan losses	(6,922)	23,240	16,402
Recovery of guarantee liability	(1,700)	(700)	(3,107)
Results of operations of foreclosed assets	(9,758)	(15,492)	(13,024)
Derivative forward value	79,281	(28,805)	(25,849)
Foreign currency adjustments	14,554	22,594	22,893
Gain on sale of building and land	-	(43,431)	-
Loss on sale of loans	1,584	-	-
Changes in operating assets and liabilities:
Accrued interest and other receivables	27,203	(12,626)	56,001
Accrued interest payable	(21,501)	28,895	(17,387)
Other	(702)	4,902	(6,517)

Net cash provided by operating activities	101,080	73,908	152,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(7,228,143)	(6,162,154)	(6,466,367)
Principal collected on loans	7,052,334	6,768,252	7,883,988
Net investment in fixed assets	(591)	(4,665)	(3,367)
Net cash provided by foreclosed assets	63,831	6,401	116,134
Net proceeds from sale of foreclosed assets	487	29,152	3,600
Net proceeds from sale of building and land	-	83,428	-
Net proceeds from sale of loans	364,100	-	-
Net cash provided by investing activities	252,018	720,414	1,533,988

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) proceeds from issuances of short-term debt, net	(470,591)	(1,005,995)	736,466
Proceeds from issuance of long-term debt, net	2,066,332	3,792,566	289,757
Payments for retirement of long-term debt	(1,645,848)	(3,580,731)	(2,394,391)
Proceeds from issuance of subordinated deferrable debt, net	-	-	131,246
Payments for retirement of subordinated deferrable debt	(150,000)	(48,560)	-
Proceeds from issuance of members' subordinated certificates	45,605	77,081	97,016
Payments for retirement of members' subordinated certificates	(68,319)	(113,819)	(199,844)
Payments for retirement of CFC patronage capital	(74,094)	(57,328)	(51,356)
Payments for retirement of RTFC patronage capital	(12,414)	(15,712)	(16,807)
Net cash used in financing activities	(309,329)	(952,498)	(1,407,913)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,769	(158,176)	278,207
BEGINNING CASH AND CASH EQUIVALENTS	260,338	418,514	140,307
ENDING CASH AND CASH EQUIVALENTS	$304,107	$260,338	$418,514

See accompanying notes.
*See Note 1 (w)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the Years Ended May 31, 2007, 2006 and 2005

	2007	2006 (As restated)*	2005 (As restated)*
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$1,000,826	$945,303	$943,652

Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$-	$-	$84,228
Patronage capital applied against loan balances	-	1,829	8,486
Minority interest patronage capital applied against loan balances	-	1,689	5,528
Net (decrease) increase in debt service reserve funds/debt service
reserve certificates	(25,166)	(13,023)	8,946

See accompanying notes.
*See Note 1 (w)

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private not-for-profit cooperative association in the state of South Dakota in September 1987.  In February 2005, RTFC reincorporated as a not-for-profit cooperative association in the District of Columbia.  The principal purpose of RTFC is to provide and arrange financing for its rural telecommunications members and their affiliates.  RTFC's results of operations and financial condition are consolidated with those of CFC in the accompanying financial statements.  RTFC is headquartered with CFC in Herndon, Virginia.  RTFC is a taxable cooperative that pays income tax based on its net income, excluding net income allocated to its members, as allowed by law under Subchapter T of the Internal Revenue Code.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private non-profit cooperative association.  The principal purpose of NCSC is to provide financing to the for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to, members of CFC.  NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program.  NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership.  NCSC's results of operations and financial condition are consolidated with those of CFC in the accompanying financial statements.  NCSC is headquartered with CFC in Herndon, Virginia.  NCSC is a taxable corporation.

The Company's consolidated membership was 1,544 as of May 31, 2007 including 899 utility members, the majority of which are consumer-owned electric cooperatives, 513 telecommunications members, 66 service members and 66 associates in 49 states, the District of Columbia and two U.S. territories.  The utility members included 830 distribution systems and 69 generation and transmission ("power supply") systems.  Memberships among CFC, RTFC and NCSC have been eliminated in consolidation.

(b)       Principles of Consolidation

The accompanying financial statements include the consolidated accounts of CFC, RTFC and NCSC and certain entities controlled by CFC created to hold foreclosed assets and effect loan securitization transactions, after elimination of all material intercompany accounts and transactions.  Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, requires CFC to consolidate the financial results of RTFC and NCSC.  CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

CFC is the sole lender to and manages the lending and financial affairs of RTFC through a management agreement in effect through December 1, 2016.  Under a guarantee agreement, RTFC pays CFC a fee in exchange for which CFC reimburses RTFC for loan losses.  All loans that require RTFC board approval also require CFC board approval. CFC is not a member of RTFC and does not elect directors to the RTFC board.  RTFC is an associate member of CFC.

CFC is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party.  NCSC funds its programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC.  In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee.  Under a guarantee agreement, NCSC pays CFC a fee in exchange for which CFC reimburses NCSC for loan losses, excluding losses in the consumer loan program.  Effective January 1, 2007, all loans that require NCSC board approval also require CFC board approval.  CFC does not control the election of directors to the NCSC board.  NCSC is a service organization member of CFC.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC and RTFC debt obligations to a third party.  At May 31, 2007, CFC had guaranteed $321 million of NCSC debt, derivative instruments and guarantees with third parties.  Guarantees related to debt and derivative instruments are not included in Note 13 at May 31, 2007 as they are reported on the consolidated balance sheet.  At May 31, 2007, CFC had no guarantees of RTFC debt to third party creditors.  All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC.  At May 31, 2007, RTFC had total assets of $2,050 million including loans outstanding to members of $1,860 million and NCSC had total assets of $513 million including loans outstanding of $463 million.  At May 31, 2007, CFC had committed to lend RTFC up to $4 billion, of which $2 billion was outstanding.  Effective December 1, 2006, CFC’s commitment to RTFC was reduced to $4 billion compared to $10 billion prior to that date.  At May 31, 2007, CFC had committed to provide credit to NCSC of up to $1 billion.  At May 31, 2007, CFC had provided a total of $526 million of credit to NCSC, representing $205 million of outstanding loans and $321 million of credit enhancements.

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

Activity in the loan loss allowance account is summarized below for the years ended May 31:
(in thousands)	2007	2006	2005
Balance at beginning of year	$611,443	$589,749	$573,939
(Recovery of) provision for loan losses	(6,922)	23,240	16,402
Write-offs	(44,668)	(2,197)	(1,354)
Recoveries	1,810	651	762
Balance at end of year	$561,663	$611,443	$589,749

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

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Once a borrower is classified as non-performing, CFC typically places the loan on non-accrual status and reverses all accrued and unpaid interest.  CFC generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition.  The decision to return a loan to accrual status is determined on a case by case basis.

(f)	Impairment of Loans

CFC calculates impairment of loans receivable by comparing the present value of the estimated future cash flows associated with the loan discounted at the original loan interest rate(s) and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended.  Loss reserves are specifically recorded based on the calculated impairment.

(g)           Fixed Assets

Buildings, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $10 million and $8 million as of May 31, 2007 and 2006, respectively.  Depreciation expense ($2 million, $2 million and $4 million in fiscal years 2007, 2006 and 2005, respectively) is computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.

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

Net settlements for derivative instruments that qualify for hedge accounting are recorded in interest expense.  CFC records net settlements related to derivative instruments that do not qualify for hedge accounting in derivative cash settlements.  Prior to the implementation of SFAS 133, the net settlements for all interest rate exchange agreements were included in interest expense.

(j)          Guarantee Liability

CFC guarantees certain contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as CFC performs under its guarantee. CFC records a guarantee liability which represents CFC’s contingent and non-contingent exposure related to its guarantees of its members’ debt obligations. CFC’s contingent guarantee liability is based on management’s estimate of CFC exposure to losses within the guarantee portfolio.  CFC uses factors such as borrower risk rating, maturity bonds, corporate bond default probabilities and historical recovery rates in estimating its contingent exposure.  Adjustments to the contingent guarantee liability are recorded in CFC’s provision for guarantee losses.  CFC has recorded a non-contingent guarantee liability for all

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

new or modified guarantees since January 1, 2003 in accordance with FIN No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). CFC's non-contingent guarantee liability represents CFC's obligation to stand ready to perform pursuant to the terms of its guarantees that it has entered into since January 1, 2003.  CFC's non-contingent obligation is estimated based on guarantee fees charged for guarantees issued, which represents management's estimate of the fair value of its obligation to stand ready to perform.  The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantee.

(k)          Amortization of Bond Discounts and Bond Issuance Costs

Bond discounts and bond issuance costs are deferred and amortized as interest expense using the effective interest method or a method approximating the effective interest method over the initial legal maturity of each bond issue.

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

(n)           Interest Income

Interest income includes the following for the years ended May 31:

(in thousands)	2007	2006	2005
Interest on long-term fixed rate loans (1)	$833,247	$759,618	$722,648
Interest on long-term variable rate loans (1)	114,786	153,613	206,343
Interest on short-term loans (1)	72,632	57,636	38,688
Interest on investments (2)	9,662	10,391	3,214
Conversion fees (3)	9,162	14,444	17,597
Make-whole and prepayment fees (4)	4,748	5,409	36,448
Commitment and guarantee fees (5)	9,161	6,488	5,740
Other fees	826	313	175
Total interest income	$1,054,224	$1,007,912	$1,030,853

(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash.
(3) Conversion fees are deferred and recognized using the interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

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

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $25 million and $37 million at May 31, 2007 and 2006, respectively.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(o)           Interest Expense

Interest expense includes the following for the years ended May 31:

(in thousands)	2007	2006	2005
Interest expense - commercial paper and bid notes (1)	$178,687	$133,035	$88,419
Interest expense - medium-term notes (1)	363,760	409,454	418,080
Interest expense - collateral trust bonds (1)	218,523	271,980	314,873
Interest expense - subordinated deferrable debt (1)	33,089	45,349	41,268
Interest expense - subordinated certificates (1)	47,852	47,017	46,930
Interest expense - long-term private debt (1)	118,722	46,201	2,119
Debt issuance costs (2)	12,328	9,662	12,456
Derivative cash settlements, net (3)	-	2,278	5,782
Commitment and guarantee fees (4)	16,023	10,595	9,137
Loss (gain) on extinguishment of debt (5)	4,806	(1,907)	-
Other fees	2,940	2,272	2,969
Total interest expense	$996,730	$975,936	$942,033

(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to debt issuance, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.  Also includes issuance costs related to dealer commercial paper.

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

(5) Represents the gain or loss on the early retirement of debt including the write-off of unamortized discount, premium and issuance costs.

The Company does not include indirect costs, if any, related to funding activities in interest expense.

(p)           Income Taxes

While CFC is exempt under Section 501(c)(4) of the Internal Revenue Code, it is subject to tax on its unrelated business taxable income.  RTFC takes a deduction for the amount of the net income that it allocates to its members.  Approximately 99% of the RTFC net income is allocated to its members annually.  NCSC pays tax on the full amount of its net income.

The income tax expense recorded in the consolidated statement of operations for the years ended May 31, 2007, 2006 and 2005 represents the income tax expense for RTFC and NCSC at the combined federal and state of Virginia income tax rate of approximately 38%.  During the year ended May 31, 2005, NCSC used the remainder of its prior year loss carryforwards and is currently paying Virginia state and federal income taxes.

(q)           Allocation of Net Income

CFC is required by the District of Columbia cooperative law to have a methodology to allocate its net income to its members.  Annually, CFC's board of directors allocates its net income, excluding certain non-cash adjustments, to its members in the form of patronage capital and to board approved reserves.  Currently, CFC has two such board approved reserves, the education fund and the members' capital reserve.  CFC allocates a small portion, less than 1%, of net income annually to the education fund to further the teaching of cooperative principles as required by cooperative law.  Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state.  The board of directors will determine the amount of income that is allocated to the members' capital reserve, if any.  The members' capital reserve represents income that is held by CFC to increase equity retention.

The income held in the members' capital reserve has not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by CFC's board of directors.  All remaining income is annually allocated to CFC's members in the form of patronage capital.  CFC bases the amount of income allocated to each member on the members' patronage of the CFC lending programs in the year that the income was earned.  There is no impact on CFC's total equity as a result of allocating income to members in the form of patronage capital or to board approved reserves.  CFC's board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years.  CFC's total equity is reduced by the amount of patronage capital retired to its members and by disbursements from the education fund.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(r)          Comprehensive Income

Comprehensive income includes the Company's net income, as well as other comprehensive income related to derivatives.  Comprehensive income for the years ended May 31, 2007, 2006 and 2005 is calculated as follows:

(in thousands)	2007	2006	2005
Net income	$11,701	$95,497	$122,503
Other comprehensive income:
Unrealized (loss) gain on derivatives	-	(2,639)	11,921
Reclassification adjustment for realized (gains) losses on derivatives	(1,004)	226	16,241
Comprehensive income	$10,697	$93,084	$150,665

(s)          Operating Lease Obligations

On October 18, 2005, the Company entered into an agreement to lease 107,228 square feet of office, meeting and storage space in two office buildings located in Herndon, Virginia.  The lease is for three years, terminating on October 17, 2008.  The Company has the option to extend the lease for two additional one-year periods with terms similar to the initial three-year lease.  The Company had previously owned these two buildings which were sold at the commencement of the agreement (see Note 16).

The following represents the future minimum lease payments related to the Company’s three-year lease of office space for the years ended May 31:

(in thousands)	2008	2009
Lease Payments (1)	$3,130	$1,198

(1) Assuming the Company exercises the option to extend the lease for an additional one-year period, the future minimum lease payments for fiscal years 2009 and 2010 would increase to $3,301 thousand and $1,284 thousand, respectively.  Assuming the Company exercises the option to extend the lease for two additional one-year periods, the future minimum lease payments for fiscal years 2009, 2010 and 2011 would increase to $3,301 thousand, $3,503 thousand and $1,355 thousand, respectively.

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

The Company recognizes rental expense on a straight-line basis, which requires taking the total scheduled payments and dividing by the number of months in the lease term.  During the years ended May 31, 2007 and 2006, the Company recognized rental expense of $3 million and $2 million, respectively.

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

(v)          New Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS 133 and 140. SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company’s adoption of SFAS 155 as of June 1, 2007 is not expected to have a material impact on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets.  SFAS 156 requires the initial measurement of all separately recognized servicing assets and liabilities at fair value and permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  The Company’s adoption of SFAS 156 as of June 1, 2007 is not expected to have a material impact on the Company's financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company’s adoption of FIN 48 as of June 1, 2007 is not expected to have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company's adoption of SFAS 157 as of June 1, 2008 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As part of the Company's adoption of SFAS 159 as of June 1, 2008, it does not plan to choose the option to measure eligible financial instruments at fair value and therefore the adoption of SFAS 159 is not expected to have a material impact on the Company's financial position or results of operations.

(w)              Restatement

Subsequent to the issuance of the May 31, 2006 consolidated financial statements, the Company’s management identified an error in the recording of interest expense on foreign denominated debt and the cash settlement income from foreign currency exchange agreements, as well as the related accrued interest payable and accrued interest receivable.  The Company was using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the average spot foreign currency exchange rate during the income statement period to convert the interest expense on the foreign denominated debt and foreign exchange agreement income to U.S. dollars.  The Company was also using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the spot foreign currency exchange rate at the end of the balance sheet period to convert the accrued interest payable and accrued interest receivable to U.S. dollars. The interest expense on the foreign denominated debt and the cash settlement income from the foreign currency exchange agreement are equal and offsetting amounts, as the Company uses the amount received under the exchange agreement to pay the interest expense on the foreign denominated debt.  The amounts for the accrued interest payable and accrued interest receivable are also offsetting.  As a result of this error, interest expense and cash settlement income were understated by $13 million and $15 million for the years ended May 31, 2006 and 2005, respectively.  The Company subtracts the net accrual from the last settlement date on its derivatives at each period end in the calculation of the related fair value, so the error in the calculation of the income receivable on the foreign exchange agreements also impacted the fair value of the derivatives recorded as a derivative asset.  Thus this correction also impacts the change in the fair value of the derivatives reported in the derivative forward value line on the consolidated statement of operations.  The derivative forward value line and net income were overstated by $0.2 million and $0.5 million for the years ended May 31, 2006 and 2005, respectively.  There is no impact on cash flows from operating activities or the total change in cash in the consolidated statements of cash flows.   The amounts

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reported on the consolidated balance sheet for accrued interest payable and accrued interest and other receivables at May 31, 2006 were understated by $4 million and the amounts reported for the derivative asset and retained equity at May 31, 2006 were overstated by $4 million.

A summary of the significant effects of the restatement on the May 31, 2006 consolidated balance sheet and consolidated statement of operations is as follows:

	As previously reported	Adjustment	As restated
Accrued interest and other receivables	$313,796	$3,568	$317,364
Derivative assets	579,237	(3,568)	575,669
Accrued interest payable	299,391	3,568	302,959
Retained equity	774,768	(3,568)	771,200
Total equity	787,976	(3,568)	784,408

	As previously reported	Adjustment	As restated
Interest expense	$(962,656)	$(13,280)	$(975,936)
Net interest income	45,256	(13,280)	31,976
Net interest income after provision for loan losses	22,016	(13,280)	8,736
Derivative cash settlements	67,603	13,280	80,883
Total non-interest income	128,924	13,280	142,204
Derivative forward value	29,054	(249)	28,805
Total non-interest expense	(44,929)	(249)	(45,178)
Income prior to income taxes and minority interest	106,011	(249)	105,762
Income prior to minority interest	102,835	(249)	102,586
Net income	95,746	(249)	95,497

A summary of the significant effects of the restatement on the May 31, 2005 consolidated statement of operations is as follows:
	As previously reported	Adjustment	As restated
Interest expense	$(926,790)	$(15,243)	$(942,033)
Net interest income	104,063	(15,243)	88,820
Net interest income after provision for loan losses	87,661	(15,243)	72,418
Derivative cash settlements	63,044	15,243	78,287
Total non-interest income	81,713	15,243	96,956
Derivative forward value	26,320	(471)	25,849
Total non-interest expense	(42,342)	(471)	(42,813)
Income prior to income taxes and minority interest	127,032	(471)	126,561
Income prior to minority interest	125,514	(471)	125,043
Net income	122,974	(471)	122,503

The quarterly results for all impacted interim periods in fiscal year 2007 and 2006 have also been restated to correct the error.  See Note 18 Selected Quarterly Financial Data for an explanation of the changes and a reconciliation from the amounts previously filed with the SEC and the restated amounts shown in this May 31, 2007 Form 10-K.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	2007		2006
		Unadvanced		Unadvanced
(in thousands)	Loans Outstanding	Commitments (1)	Loans Outstanding	Commitments (1)
Total by loan type: (2)
Long-term fixed rate loans	$14,663,340	$-	$14,546,850	$-
Long-term variable rate loans	1,993,534	5,703,313	2,524,722	6,146,618
Loans guaranteed by RUS	255,903	491	261,330	591
Short-term loans	1,215,430	7,200,156	1,028,003	6,632,704
Total loans	18,128,207	12,903,960	18,360,905	12,779,913
Less: Allowance for loan losses	(561,663)	-	(611,443)	-
Net loans	$17,566,544	$12,903,960	$17,749,462	$12,779,913

Total by segment:
CFC:
Distribution	$12,827,772	$9,176,686	$12,859,076	$8,905,434
Power supply	2,858,040	2,798,124	2,810,663	2,635,502
Statewide and associate	119,478	139,156	124,633	110,839
CFC Total	15,805,290	12,113,966	15,794,372	11,651,775
RTFC	1,860,379	473,762	2,162,464	550,990
NCSC	462,538	316,232	404,069	577,148
Total loans	$18,128,207	$12,903,960	$18,360,905	$12,779,913

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

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes non-performing and restructured loans outstanding and unadvanced commitments to those borrowers by segment and by loan program at May 31:

	2007		2006
		Unadvanced		Unadvanced
(in thousands)	Loans Outstanding	Commitments (1)	Loans Outstanding	Commitments (1)
Non-performing loans:
RTFC:
Long-term fixed rate loans (2)	$212,984	$-	$212,984	$-
Long-term variable rate loans (2)	261,081	-	314,987	-
Short-term loans (2)	27,799	418	49,817	296
Total RTFC loans	501,864	418	577,788	296

NCSC:
Long-term fixed rate loans (2)	-	-	81	-
Total non-performing loans	$501,864	$418	$577,869	$296

Restructured loans:
CFC:
Long-term fixed rate loans (2)	$52,420	$-	$51,670	$-
Long-term variable rate loans (2)	544,697	186,673	571,640	203,000
Short-term loans (2)	-	12,500	258	12,242
Total CFC loans	597,117	199,173	623,568	215,242

RTFC:
Long-term fixed rate loans (2)	6,188	-	6,786	-
Total restructured loans	$603,305	$199,173	$630,354	$215,242

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

Loan origination costs are deferred and amortized using the straight-line method, which approximates the interest method, over the life of the loan as a reduction to interest income.  At May 31, 2007 and 2006, the balance for deferred loan origination costs related to loans outstanding totaled $4 million and $3 million, respectively.

Credit Concentration
The Company's loan portfolio is widely dispersed throughout the United States and its territories, including 48 states, the District of Columbia, American Samoa and the U.S. Virgin Islands.  At May 31, 2007 and 2006, loans outstanding to borrowers in any state or territory did not exceed 15% and 16%, respectively, of total loans outstanding.  In addition to the geographic diversity of the portfolio, the Company limits its exposure to any one borrower.  At May 31, 2007 and 2006, the total exposure outstanding to any one borrower or controlled group did not exceed 3% of total loans and guarantees outstanding.  At May 31, 2007, the ten largest borrowers included six distribution systems, two power supply systems and two telecommunications systems. At May 31, 2006, the ten largest borrowers included four distribution systems, five power supply systems and one telecommunications system.  The following chart shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment at May 31:

	2007		2006
(Dollar amounts in thousands)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$3,306,986		$3,140,666
Guarantees	76,867		266,479
Total credit exposure	$3,383,853	18%	$3,407,145	18%

Total by segment:
CFC	$2,691,060		$2,855,874
RTFC	692,793		488,391
NCSC	-		62,880
Total credit exposure	$3,383,853	18%	$3,407,145	18%

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rates
Set forth below is the weighted average interest rate earned on all loans outstanding during the fiscal years ended May 31:

	2007	2006	2005
Long-term fixed rate	5.87%	5.64%	5.62%
Long-term variable rate	7.58%	6.43%	4.50%
Loans guaranteed by RUS	5.59%	5.34%	4.90%
Short-term	7.06%	6.07%	3.97%
Non-performing	0.02%	0.01%	0.00%
Restructured	0.61%	0.08%	0.05%
Total	5.79%	5.48%	5.19%
Total by segment:
CFC	5.80%	5.43%	4.76%
RTFC	5.30%	5.50%	6.88%
NCSC	8.00%	7.08%	5.77%
Total	5.79%	5.48%	5.19%

In general, a borrower can select a fixed interest rate on long-term loans for periods of one to 35 years or the variable rate.  Upon expiration of the selected fixed interest rate term, the borrower must select the variable rate or select another fixed rate term for a period that does not exceed the remaining loan maturity.  The Company sets long-term fixed rates daily and variable rates monthly.  On notification to borrowers, the Company may adjust the variable interest rate semi-monthly.  Under the policies in effect for each company, the maximum interest rate which may be charged on short-term loans for CFC is the prevailing bank prime rate plus 1% per annum; for RTFC, it is the prevailing bank prime rate plus 1 1/2% per annum; and for NCSC, it is the prevailing bank prime rate plus 1% per annum.

Loan Repricing
Long-term fixed rate loans outstanding at May 31, 2007, which will be subject to the repricing of their interest rates during the next five fiscal years, are summarized as follows (due to principal repayments, amounts subject to interest rate repricing may be lower at the actual time of interest rate repricing):

	Weighted Average
(Dollar amounts in thousands)	Interest Rate	Amount Repricing

2008	5.37%	$1,151,391
2009	5.50%	1,068,606
2010	5.79%	954,506
2011	5.88%	799,805
2012	6.32%	919,866
Thereafter	6.27%	2,737,153

During the year ended May 31, 2007, long-term fixed rate loans totaling $989 million had their interest rates repriced.

Loan Amortization
On most long-term loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over periods of up to 35 years from the date of the secured promissory note.

Amortization of long-term loans in each of the five fiscal years following May 31, 2007 and thereafter are as follows:

(in thousands)	Amortization (1)

2008	$831,181
2009	784,621
2010	1,279,012
2011	805,703
2012	1,051,788
Thereafter	12,160,472

(1) Represents scheduled amortization based on current rates without consideration for loans that reprice.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment at May 31:

(Dollar amounts in thousands)	2007				2006
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$14,180,956	97%	$482,384	3%	$13,984,404	96%	$562,446	4%
Long-term variable rate loans	1,865,821	94%	127,713	6%	2,414,737	96%	109,985	4%
Loans guaranteed by RUS	255,903	100%	-	-	261,330	100%	-	-
Short-term loans	191,231	16%	1,024,199	84%	146,835	14%	881,168	86%
Total loans	$16,493,911	91%	$1,634,296	9%	$16,807,306	92%	$1,553,599	8%

CFC	$14,462,448	92%	$1,342,842	8%	$14,575,691	92%	$1,218,681	8%
RTFC	1,630,079	88%	230,300	12%	1,921,635	89%	240,829	11%
NCSC	401,384	87%	61,154	13%	309,980	77%	94,089	23%
Total loans	$16,493,911	91%	$1,634,296	9%	$16,807,306	92%	$1,553,599	8%

Concurrent Loans
CFC makes loans to borrowers both as the sole lender of the loan commitment and on a concurrent basis with RUS.  Under default provisions of common mortgages securing long-term CFC loans to distribution system members that also borrow from RUS, RUS has the sole right to act within 30 days or, if RUS is not legally entitled to act on behalf of all noteholders, CFC may exercise remedies.  Under common default provisions of mortgages securing long-term CFC loans to, or guarantee reimbursement obligations of, power supply members, RUS retains substantial control over the exercise of mortgage remedies.  As of May 31, 2007 and 2006, CFC had $2,302 million and $2,563 million outstanding, respectively, of loans issued on a concurrent basis with RUS.

Pledging of Loans
As of May 31, 2007 and 2006, distribution system mortgage notes related to outstanding long-term loans totaling $5,797 million and $5,472 million, respectively, and RUS guaranteed loans qualifying as permitted investments totaling $219 million and $223 million, respectively, were pledged as collateral to secure CFC's collateral trust bonds under the 1994 indenture.  In addition, $2 million of cash was pledged under the 1972 indenture at May 31, 2007 and 2006.

As of May 31, 2007 and 2006, distribution system mortgage notes related to outstanding long-term loans totaling $592 million and $574 million, respectively, were pledged as collateral to secure CFC's notes to Federal Agricultural Mortgage Corporation ("Farmer Mac") issued in July 2005 and due in 2008.

In addition to the loans pledged as collateral at May 31, 2007 and May 31, 2006, CFC had $2,765 million and $2,302 million, respectively, of mortgage notes on deposit with the trustee for the $2 billion of notes payable to the Federal Financing Bank ("FFB") of the United States Treasury (see Note 6).  There are certain rating triggers related to the $2 billion of notes payable to the FFB that would result in the mortgage notes being pledged as collateral rather than held on deposit.

The $2 billion of notes payable to the FFB contain a rating trigger related to the Company's senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings.  A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.  If the Company's senior secured credit ratings fall below the levels listed above, the total $2,765 million of mortgage notes would be pledged as collateral rather than held on deposit.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A total of $1 billion of notes payable to the FFB has a second rating trigger related to a financial expert to the Company's board of directors.  A rating trigger event will exist if the financial expert position (as defined by Section 407 of the Sarbanes-Oxley Act of 2002) remains vacant for more than 90 consecutive days.  In November 2006, the CFC Board elected an at-large director who qualifies as a financial expert who will serve on the audit committee.  The director took his seat on the board following the CFC annual meeting in March 2007.  If the Company does not satisfy the financial expert rating trigger, $1,394 million of mortgage notes would be pledged as collateral rather than held on deposit.

RUS Guaranteed Loans
At May 31, 2007 and 2006, CFC had a total of $256 million and $261 million, respectively, of loans outstanding on which RUS had guaranteed the repayment of principal and interest.  There are two programs under which these loans were advanced.  At May 31, 2007 and 2006, CFC had a total of $37 million and $38 million, respectively, under a program in which RUS previously allowed certain qualifying cooperatives to repay loans held by the FFB early and allowed the transfer of the guarantee to the new lender.  At May 31, 2007 and 2006, CFC had a total of $219 million and $223 million, respectively, under a program in which RUS approved CFC, in February 1999, as a lender under its current loan guarantee program.

(3)         Loan Securitizations

The Company accounts for the sale of loans in securitization transactions according to the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  The Company derecognizes financial assets when control has been surrendered.  The Company has no retained interest in securitized loans and therefore is not required to record such retained interests at fair value.  The Company services the loans in return for a market fee and thus does not record a servicing asset or liability.  The Company recognizes the service fee on an accrual basis over the period for which servicing activity is provided.  Deferred transactions costs and unamortized deferred loan origination costs related to the loans sold are expensed as part of the calculation of the gain or loss on the sale.

On February 15, 2007, the Company sold CFC distribution loans with outstanding principal balances totaling $366 million in a loan securitization transaction.  The transaction qualified for sale treatment under SFAS 140.  The Company received $366 million of cash in exchange for the loans, which represents the full principal amount of the loans sold.  The Company incurred $0.7 million of costs associated with the transaction and had $0.9 million of unamortized deferred loan origination costs for the loans sold and accordingly, the Company recorded a loss on sale of loans totaling $1.6 million.

The Company does not hold any continuing interest in the loans sold and has no obligation to repurchase loans from the purchaser.  The holders of the certificates of beneficial interest issued by the purchaser have no claim against the Company nor any of the Company’s assets in the event of a default on the loans held by the purchaser.

The Company services the loans for the purchaser in exchange for a fee of 30 basis points of the outstanding loan principal.  The fee the Company earns for servicing does not include late fees, other administrative fees or income from the investment of funds.  The Company considers the 30 basis point fee to be a market fee based on market quotes from other providers.  As a result the Company has not recorded a servicing asset or liability.  The servicing fee has a payment priority over any other disbursement made by the purchaser.  During fiscal year 2007, the Company recognized $0.3 million in servicing fees.

(4)         Foreclosed Assets

Net assets received in satisfaction of loan receivables are recorded at the lower of cost or market and classified on the consolidated balance sheets as foreclosed assets.  At May 31, 2007 and 2006, the balance of foreclosed assets included real estate developer notes receivable and limited partnership interests in certain real estate developments.

The activity for foreclosed assets is summarized below for the years ended May 31:

(in thousands)	2007	2006	2005
Beginning balance	$120,889	$140,950	$247,660
Results of operations	9,758	15,492	13,079
Net cash provided by foreclosed assets	(63,831)	(6,401)	(116,134)
Impairment to fair value write down	-	-	(55)
Sale of foreclosed assets	(487)	(29,152)	(3,600)
Ending balance of foreclosed assets	$66,329	$120,889	$140,950

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net cash provided by foreclosed assets increased significantly during the year ended May 31, 2007 due to full and partial paydowns of notes primarily by two limited partnership interests in certain real estate developments.  At May 31, 2005, the balance of foreclosed assets also included partnership interests in real estate properties.  CFC operated the real estate properties before selling such properties in August 2005 for $30 million.  A gain of $4 million was included in the results of operations of foreclosed assets during the year ended May 31, 2006.

(5)	Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt and the weighted average interest rates thereon at May 31:

	2007		2006
(Dollar amounts in thousands)	Debt Outstanding	Weighted Average Interest Rate	Debt Outstanding	Weighted Average Interest Rate
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,017,879	5.30%	$1,658,222	5.05%
Commercial paper sold directly to members, at par	1,383,090	5.28%	1,184,030	5.06%
Commercial paper sold directly to non-members, at par	133,087	5.29%	146,294	5.01%
Total commercial paper	2,534,056	5.29%	2,988,546	5.05%
Daily liquidity fund	250,563	5.23%	266,664	5.05%
Bank bid notes	100,000	5.36%	100,000	5.13%
Subtotal short-term debt	2,884,619	5.29%	3,355,210	5.05%

Long-term debt maturing within one year:
Medium-term notes sold through dealers (1)	133,801	4.32%	1,278,142	6.18%
Medium-term notes sold through members	231,158	5.35%	199,626	4.74%
Foreign currency valuation account (1)	-	-	244,955	-
Secured collateral trust bonds	999,560	4.45%	99,991	7.30%
Subordinated deferrable debt (2)	175,000	7.40%	150,000	7.63%
Unsecured notes payable	2,985	8.52%	15,900	4.23%
Total long-term debt maturing within one year	1,542,504	4.91%	1,988,614	6.19%

Total short-term debt	$4,427,123	5.16%	$5,343,824	5.48%

(1) At May 31, 2006, medium-term notes includes $434 million of medium-term notes denominated in Euros and $282 million of medium-term notes denominated in Australian dollars. The foreign currency valuation account represents the change in the dollar value of foreign denominated debt due to changes in currency exchange rates from the date the debt was issued to the reporting date as required under SFAS 52, Foreign Currency Translation.

(2) Redeemed in June 2007 and 2006, respectively.

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

Foreign Denominated Short-Term Debt
At May 31, 2007, there was no foreign denominated debt outstanding.  Included in short-term debt at May 31, 2006 are $716 million of medium-term notes due within one year that are denominated in a foreign currency.  At the time of issuance of short-term debt denominated in a foreign currency, CFC enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity.  The foreign denominated short-term debt is revalued at each reporting date based on the current exchange rate.  To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the reported value of the foreign denominated short-term debt. The adjustment to the reported value of the short-term debt on the consolidated balance sheets is also reported on the consolidated statements of operations as foreign currency adjustments.  As a result of entering cross currency and cross currency interest rate exchange agreements, the adjusted short-term debt value at the reporting date does not represent the amount that CFC will ultimately pay to retire the short-term debt, unless the counterparty to the exchange agreement does not perform as required under the agreement.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving Credit Agreements
The following is a summary of the Company's revolving credit agreements at May 31:

(Dollar amounts in thousands)	2007	2006	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,125,000	$-	March 14, 2008	0.05 of 1%
Five-year agreement	1,125,000	-	March 16, 2012	0.06 of 1%
Five-year agreement	1,025,000	1,025,000	March 22, 2011	0.06 of 1%
364-day agreement	-	1,025,000	March 21, 2007	0.05 of 1%
Five-year agreement	-	1,975,000	March 23, 2010	0.09 of 1%
Total	$3,275,000	$4,025,000

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

Up-front fees of between 0.03 and 0.05 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at May 31, 2007, totaling in aggregate $1 million, which will be amortized on a straight-line basis over the life of the agreements.  No upfront fees were paid to the banks for their commitment to the 364-day facility.  Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fees are 0.05 of 1% for all three agreements in place at May 31, 2007.

Effective May 31, 2007 and 2006, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the year ended May 31:

		Actual
	Requirement	2007	2006

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.09	1.11

Minimum adjusted TIER at fiscal year end (1)	1.05	1.12	1.11

Maximum ratio of senior debt to total equity	10.00	6.65	6.26

(1)	The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 (6)         Long-Term Debt

The following is a summary of long-term debt and the weighted average interest rates thereon at May 31:

	2007		2006
	Debt	Weighted Average	Debt	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Unsecured long-term debt:
Medium-term notes, sold through dealers (1)	$4,676,176		$4,174,200
Medium-term notes, sold directly to members (2)	76,464		55,052
Subtotal	4,752,640		4,229,252
Unamortized discount	(7,408)		(9,203)
Total unsecured medium-term notes	4,745,232	6.62%	4,220,049	6.73%
Unsecured notes payable	2,032,630	5.26%	2,074,565	5.30%
Total unsecured long-term debt	6,777,862	6.21%	6,294,614	6.26%

Secured long-term debt:
Collateral trust bonds:
3.25%, Bonds, due 2007 (3)	-		200,000
6.20%, Bonds, due 2008 (3)	-		300,000
3.875%, Bonds, due 2008 (3)	-		500,000
Floating Rate Bonds, due 2008	1,000,000		1,000,000
Floating Rate Bonds, due 2008	600,000		-
5.75%, Bonds, due 2008	225,000		225,000
Floating Rate Bonds, Series E-2, due 2010	1,953		1,981
5.70%, Bonds, due 2010	200,000		200,000
4.375%, Bonds, due 2010	500,000		500,000
4.75%, Bonds, due 2014	600,000		600,000
7.20%, Bonds, due 2015	50,000		50,000
5.45%, Bonds, due 2017	570,000		-
6.55%, Bonds, due 2018	175,000		175,000
7.35%, Bonds, due 2026	100,000		100,000
Subtotal	4,021,953		3,851,981
Unamortized discount	(4,596)		(4,567)
Total secured collateral trust bonds	4,017,357	5.30%	3,847,414	5.00%
Secured notes payable	500,000	4.66%	500,000	4.66%
Total secured long-term debt	4,517,357	5.23%	4,347,414	4.96%
Total long-term debt	$11,295,219	5.82%	$10,642,028	5.73%

(1)
Medium-term notes sold through dealers mature through 2032 as of May 31, 2007 and 2006.  Does not include $134 million and $1,523 million of medium-term notes sold through dealers that were reclassified as short-term debt at May 31, 2007 and 2006, respectively.

(2)
Medium-term notes sold directly to members mature through 2023 as of May 31, 2007 and 2006.  Does not include $231 million and $200 million of medium-term notes sold to members that were reclassified as short-term debt at May 31, 2007 and 2006, respectively.

(3)	Amounts outstanding at May 31, 2007 are included as short-term debt.

The principal amount of medium-term notes, collateral trust bonds and long-term notes payable maturing in each of the five fiscal years following May 31, 2007 and thereafter is as follows:

	Amount	Weighted Average
(Dollar amounts in thousands)	Maturing	Interest Rate
2008 (1)	$-	-
2009	2,684,912	5.25%
2010	1,481,404	5.72%
2011	521,910	4.42%
2012	1,516,059	7.22%
Thereafter	5,090,934	5.87%
Total	$11,295,219	5.82%
____________________
(1) The amount scheduled to mature in fiscal year 2008 has been presented as long-term debt due in one year under short-term debt.

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

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Notes Payable
At May 31, 2007 and 2006, CFC had a total of $2 billion under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant ("REDLG") program.  As part of the REDLG program, CFC is eligible to borrow up to the amount of the outstanding loans that it has issued concurrent with RUS loans.  At May 31, 2007 and 2006, CFC had a total of $2.3 billion and $2.6 billion, respectively, outstanding on loans issued concurrently with RUS.  As part of the REDLG program, CFC will pay to RUS a fee of 30 basis points per annum on the total amount borrowed.  At May 31, 2007 and 2006, the $2 billion of unsecured notes payable issued as part of the REDLG program require CFC to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  See Note 2 for additional information on the mortgage notes held on deposit.

Secured Notes Payable
At May 31, 2007 and 2006, the Company had outstanding a total of $500 million of 4.656% notes to Farmer Mac due in 2008.  The $500 million of notes payable sold to Farmer Mac are secured by the pledge of mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  See Note 2 for additional information on the collateral pledged to secure the Company's notes payable.

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

	2007		2006
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
6.75% due 2043	$125,000		$125,000
6.10% due 2044	88,201		88,201
5.95% due 2045	98,239		98,239
7.40% due 2050 (1)	-		175,000
Total	$311,440	6.31%	$486,440	6.70%

(1) Amount outstanding at May 31, 2007 was called in June 2007 and reported in short-term debt.

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

Interest Rate Exchange Agreements
Generally, the Company's interest rate exchange agreements do not qualify for hedge accounting under SFAS 133.  The majority of the Company's interest rate exchange agreements use a 30-day composite commercial paper index as either the pay or receive leg.  The 30-day composite commercial paper index is the best match for the commercial paper that is the underlying debt used as the cost basis in setting the Company's variable interest rates.  However, the correlation between movement in the 30-day composite commercial paper index and movement in the Company's commercial paper rates is not consistently high enough to qualify for hedge accounting.  The Company's commercial paper rates are not indexed to the 30-day composite commercial paper index and the Company does not solely issue its commercial paper with maturities of 30 days.  At May 31, 2007 and 2006, the Company did not have any interest rate exchange agreements that were accounted for using hedge accounting.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company was a party to the following interest rate exchange agreements at May 31:

	Notional Amounts Outstanding
(in thousands)	2007	2006
Pay fixed and receive variable	$7,276,473	$7,349,584
Pay variable and receive fixed	5,256,440	5,186,440
Total interest rate exchange agreements	$12,532,913	$12,536,024

The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.

Interest rate exchange agreements had the following impact on the Company for the years ended May 31:

(in thousands)	2007	2006	2005
Statement of Operations Impact
Agreements that qualify for hedge accounting:
Interest expense	$-	$2,688	$207

Agreements that do not qualify for hedge accounting:
Derivative cash settlements	77,342	61,690	43,137
Derivative forward value	(83,322)	28,744	3,433
Total (loss) gain on interest rate exchange agreements	$(5,980)	$93,122	$46,777

Comprehensive Income Impact
Agreements that qualify for hedge accounting:
Unrealized (loss) gain on derivatives	$-	$(2,322)	$(53)

Amortization of transition adjustment	(1,004)	226	16,241
Total comprehensive (loss) income	$(1,004)	$(2,096)	$16,188

Cash settlements includes periodic amounts that were paid and received related to its interest rate exchange agreements.  In December 2006, the Company terminated two $500 million pay variable and receive fixed interest rate exchange agreements prior to the maturity dates.  The early termination resulted in the Company receiving a payment of $31 million, the fair value of the agreements on that date.  At termination, the Company also recorded a charge to the derivative fair value line to reduce the derivative asset by $31 million, the fair value of the agreements on that date.  The payment received and the reduction to the recorded derivative asset are offsetting, thus there was no impact to reported net income as a result of this transaction.  During the year ended May 31, 2006, cash settlements includes a payment of $1 million received from counterparties representing the fair value of interest rate exchange agreements terminated by the Company.  These agreements were terminated due to the prepayment of RTFC loans during the year ended May 31, 2006, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements.

For the years ended May 31, 2007 and 2006, the derivative forward value also includes amortization of $0.8 million and $0.4 million, respectively, related to a total transition adjustment of $62 million recorded as an other comprehensive loss on
June 1, 2001, the date the Company implemented SFAS 133.  The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements.  Approximately $0.8 million is expected to be amortized over the next twelve months related to the transition adjustment and will continue through April 2029.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cross Currency Interest Rate Exchange Agreements
There were no cross currency or cross currency interest rate exchange agreements outstanding at May 31, 2007.  At May 31, 2006, the Company was a party to the following cross currency interest rate exchange agreements, none of which were accounted for using hedge accounting.

(Currency amounts in thousands)	Notional Principal Amount
	Original	U.S. Dollars (5)			Foreign Currency
	Exchange	May 31,	May 31,		May 31,	May 31,
Maturity Date	Rate	2007	2006		2007	2006
July 7, 2006	1.506	$-	$166,000	(3)	-	250,000	AUD (2)
July 7, 2006	1.506	-	116,200	(4)	-	175,000	AUD (2)
March 14, 2007	1.153	-	433,500	(4)	-	500,000	EU (1)
Total		$-	$715,700		-	925,000

(1) EU – Euros
(2) AUD Australian dollars
(3) These agreements also change the interest rate from a foreign denominated variable rate to a U.S. dollar denominated variable rate.
(4) These agreements also change the interest rate from a foreign denominated fixed rate to a U.S. dollar denominated variable rate.
(5) Amounts in the chart represent the U.S. dollar value at the initiation of the exchange agreement.  At May 31, 2006, one U.S. dollar was the equivalent of 0.780 Euros and 1.329 Australian dollars, respectively.

Cross currency interest rate exchange agreements had the following impact on the Company for the years ended May 31:

(in thousands)	2007	2006	2005
Statement of Operations Impact
Agreements that qualify for hedge accounting:
Interest expense	$-	$(4,966)	$(5,989)

Agreements that do not qualify for hedge accounting:
Derivative cash settlements	9,100	19,193	35,150
Derivative forward value	4,041	61	22,416
Total gain on cross currency exchange agreements	$13,141	$14,288	$51,577

Comprehensive Income Impact
Agreements that qualify for hedge accounting:
Unrealized (loss) gain on derivatives	$-	$(317)	$11,974

Rating Triggers
The Company has certain interest rate exchange agreements that contain a provision called a rating trigger.  Under a rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.  If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument.  Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133.  The rating triggers contained in certain of the Company's derivative contracts are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service.

At May 31, 2007, the Company has the following notional amount and fair values associated with exchange agreements that contain rating triggers.  For the purpose of the presentation, the Company has grouped the rating triggers into two categories, (1) ratings from Moody's Investors Service falls to Baa1 or from Standard & Poor's Corporation falls to BBB+ and (2) ratings from Moody's Investors Service falls below Baa1 or from Standard & Poor's Corporation falls below BBB+.

(in thousands) Rating Level:	Notional Amount	Required Company Payment	Amount Company Would Collect	Net Total
Fall to Baa1/BBB+	$1,466,017	$(4,946)	$37,572	$32,626
Fall below Baa1/BBB+	7,261,386	(47,263)	140,604	93,341
Total	$8,727,403	$(52,209)	$178,176	$125,967

(9)         Members' Subordinated Certificates

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with CFC's guarantee program vary in accordance with applicable CFC policy.  Members may be required to purchase non-interest bearing debt service reserve subordinated certificates in connection with CFC's guarantee of long-term tax-exempt bonds (see Note 13).  CFC pledges proceeds from the sale of such certificates to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued.  These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

Information with respect to members' subordinated certificates at May 31, is as follows:

	2007		2006
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Number of subscribing members	899		898

Membership subordinated certificates:
Certificates maturing 2020 through 2095	$627,875		$628,914
Subscribed and unissued	21,549		21,885
Total membership subordinated certificates	649,424	4.88%	650,799	4.88%

Loan and guarantee subordinated certificates:
3% certificates maturing through 2040	113,501		115,662
2% to 12% certificates maturing through 2042	200,779		201,174
Non-interest bearing certificates maturing through 2042	369,037		414,435
Subscribed and unissued	48,706		45,890
Total loan and guarantee subordinated certificates	732,023	2.07%	777,161	1.94%

Total members' subordinated certificates	$1,381,447	3.39%	$1,427,960	3.28%

Membership subordinated certificates generally mature in 100 years from issuance.  The weighted average maturity for membership subordinated certificates outstanding at May 31, 2007 and 2006 was 69 years and 70 years, respectively.  Loan and guarantee subordinated certificates have the same maturity as the related long-term loan.  Some certificates may also amortize annually based on the outstanding loan balance.

The subscribed and unissued subordinated certificates represent subordinated certificates that members are required to purchase, but are not yet paid for.  Upon collection of the full amount of the subordinated certificate, the amount of the certificate will be reclassified from subscribed and unissued to outstanding.

(10)          Minority Interest

At May 31, 2007 and 2006, the Company reported minority interests of $22 million on the consolidated balance sheets.  Minority interest represents the 100% interest that RTFC and NCSC members have in their respective organizations.  The members of RTFC and NCSC own or control 100% of the interest in the respective company.

During the year ended May 31, 2007, the balance of minority interest increased by $2 million of minority interest net income for the year ended May 31, 2007 offset by the retirement of $2 million of patronage capital to RTFC members in January 2007.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CFC's board of directors authorized the retirement of $84 million of allocated net earnings in July 2006, representing 70% of the allocated net earnings for fiscal year 2006 and one-ninth of the allocated net earnings for fiscal years 1991, 1992 and 1993.  This amount was retired in August 2006. Under current policy, the remaining 30% of the fiscal year 2006 allocated net earnings will be retained by CFC and used to fund operations for 15 years and then may be retired.  The retirement of allocated net earnings for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008.  After that time and under current policy, retirements will be comprised of the 70% of allocated net earnings from the prior year as approved by the board of directors and the remaining portion of allocated net earnings retained by CFC from prior years (50% for 1994 and 30% for all years thereafter).

In July 2007, CFC's board of directors authorized the allocation of the fiscal year 2007 adjusted net earnings as follows: $1 million to the education fund and $104 million to members in the form of patronage capital.  The board of directors also authorized the allocation of $1 million to the members' capital reserve.  In July 2007, CFC's board of directors authorized the retirement of allocated net earnings totaling $86 million, representing 70% of the fiscal year 2007 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated net earnings.  This amount will be returned to members in cash at the end of August 2007.  Future allocations and retirements of net earnings will be made annually as determined by CFC's board of directors with due regard for CFC's financial condition.  The board of directors for CFC has the authority to change the policy for allocating and retiring net earnings at any time, subject to applicable cooperative law.

At May 31, 2007 and 2006, equity included the following components:

(in thousands)	2007	2006
Membership fees	$997	$994
Education fund	1,406	1,281
Members' capital reserve	158,308	156,844
Allocated net income	405,598	386,232
Unallocated net income	(23)	-
Total members' equity	566,286	545,351
Prior years cumulative derivative forward
value and foreign currency adjustments	225,849	225,730
Current period derivative forward value (1)	(79,744)	22,713
Current period foreign currency adjustments	(14,554)	(22,594)
Total retained equity	697,837	771,200
Accumulated other comprehensive income	12,204	13,208
Total equity	$710,041	$784,408

(1) Represents the derivative forward value gain recorded by CFC for the period.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(12)         Employee Benefits

CFC is a participant in the National Rural Electric Cooperative Association ("NRECA") Retirement Security Plan.  This plan is available to all qualified CFC employees.  Under the plan, participating employees are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the plan.  CFC contributed $3.3 million, $3.0 million and $2.8 million to the Retirement Security Plan during fiscal years 2007, 2006 and 2005, respectively.  Funding requirements that are billed are charged to general and administrative expenses on a monthly basis.  This is a multi-employer plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

The Economic Growth and Tax Relief Act of 2001 set a limit of $225,000 for calendar year 2007 on the compensation to be used in the calculation of pension benefits.  In order to restore potential lost benefits, CFC has adopted a Pension Restoration Plan administered by NRECA.  Under the plan, the amount that NRECA invoices CFC for the Retirement Security Plan will continue to be based on the full compensation paid to each employee.  Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder.  NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference.  NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

As of December 31, 2006, the NRECA Retirement Security Plan meets the ERISA standards for a funded plan and CFC was current with regard to its obligations to NRECA, the plan provider.

CFC offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees that have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment.  CFC contributes an amount up to 3% of an employee's salary each year for all employees participating in the program with a minimum 2% employee contribution.  During the years ended May 31, 2007, 2006 and 2005, CFC contributed $0.5 million each year under the program.

(13)         Guarantees

The Company guarantees certain contractual obligations of its members so that they may obtain various forms of financing.  With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At May 31, 2007 and 2006, the Company had recorded a guarantee liability totaling $19 million and $17 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at May 31, 2007 and 2006 totaled $13 million and $15 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure.  The remaining balance of the total guarantee liability of $6 million and $2 million at May 31, 2007 and 2006, respectively, relates to the Company's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into or modified since January 1, 2003 in accordance with FIN 45.  The non-contingent obligation is estimated based on guarantee fees received.  The fees are deferred and amortized on the straight-line method into

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

interest income over the term of the guarantees.  The Company deferred fees of $6 million, $2 million and $0.6 million for the years ended May 31, 2007, 2006 and 2005, respectively, related to new guarantees issued during the periods.  Activity in the guarantee liability account is summarized below for the years ended May 31:

(Dollar amounts in thousands)	2007	2006	2005
Beginning balance	$16,750	$16,094	$19,184
Net change in non-contingent liability	3,879	1,356	17
Recovery of contingent guarantee losses	(1,700)	(700)	(3,107)
Ending balance	$18,929	$16,750	$16,094

Liability as percentage of total guarantees	1.76%	1.55%	1.39%

The following chart summarizes total guarantees by type and segment at May 31:

(in thousands)	2007	2006
Total by type:
Long-term tax exempt bonds (1)	$526,185	$607,655
Indemnifications of tax benefit transfers (2)	107,741	123,544
Letters of credit (3)	365,766	272,450
Other guarantees (4)	74,682	75,331
Total	$1,074,374	$1,078,980

Total by segment:
CFC:
Distribution	$211,320	$70,166
Power supply	797,009	921,930
Statewide and associate	25,359	32,873
CFC total	1,033,688	1,024,969
NCSC	40,686	54,011
Total	$1,074,374	$1,078,980

(1)
The maturities for this type of guarantee run through 2037.  CFC has guaranteed debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities. CFC has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due.  In addition, CFC has agreed to make up, at certain times, deficiencies in the debt service reserve funds for certain of these issues of bonds.  In the event of default by a system for non-payment of debt service, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue.  The system is required to repay, on demand, any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.

Of the amounts shown above, $396 million and $572 million as of May 31, 2007 and 2006, respectively, are adjustable or floating/fixed rate bonds.  The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering.  During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other purchasers.  CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds.  CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds.  As of May 31, 2007, CFC's maximum potential exposure for the $25 million of fixed rate tax-exempt bonds is $33 million.  Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision.  This would limit CFC's exposure to future interest payments on these bonds.  CFC's maximum potential exposure is secured by a mortgage lien on substantially all of the system's assets and future revenues.  However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, then in nearly all cases, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

(2)
The maturities for this type of guarantee run through 2015.  CFC has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers.  In the event of default by a system for non-payment of indemnity payments, CFC is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the indemnity payments.  The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.  The amounts shown represent CFC's maximum potential exposure for guaranteed indemnity payments.  A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction.  This amount is secured by a mortgage lien on substantially all of the system's assets and future revenues.  The remainder would be treated as a short-term loan secured by a subordinated mortgage on substantially all of the member's property.  Due to changes in federal tax law, no further guarantees of this nature are anticipated.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3)
The maturities for this type of guarantee run through 2017.  Additionally, letters of credit totaling $9 million at May 31, 2007 have a term of one year and automatically extend for a period of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit).  The Company issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time.  Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued.  In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw.  Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date.  The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees.  As of May 31, 2007, the Company's maximum potential exposure is $366 million, of which $217 million is secured.  When taking into consideration reimbursement obligation agreements that CFC has in place with other lenders, CFC's maximum potential exposure related to $24 million of letters of credit would be reduced to $9 million in the event of default.  Security provisions include a mortgage lien on substantially all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table, under master letter of credit facilities, the Company may be required to issue up to an additional $339 million in letters of credit to third parties for the benefit of its members at May 31, 2007.  At May 31, 2006, this amount was $217 million.

(4)
The maturities for this type of guarantee run through 2025.  CFC provides other guarantees for its members.  In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation.  Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin.  The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.  Of CFC's maximum potential exposure for guaranteed principal and interest totaling $75 million at May 31, 2007, $3 million is secured by a mortgage lien on substantially all of the system's assets and future revenues and the remaining $72 million is unsecured.

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

The following table details the scheduled reductions of CFC's outstanding guarantees in each of the fiscal years following
May 31, 2007:

(in thousands)	Amount
2008	$194,433
2009	129,502
2010	149,335
2011	118,368
2012	95,250
Thereafter	387,486
Total	$1,074,374

At May 31, 2007 and 2006, CFC had a total of $221 million and $144 million of guarantees, representing 21% and 13% of total guarantees, respectively, under which its right of recovery from its members was not secured.

(14)         Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS 107, Disclosure about Fair Value of Financial Instruments.  Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 2007 and 2006.  The estimated fair value information presented is not necessarily indicative of amounts the Company could realize currently in a market sale since it may be unable to sell such instruments due to contractual restrictions or to the lack of an established market.  The estimated market values have not been updated since May 31, 2007; therefore, current estimates of fair value may differ significantly from the amounts presented.  With the exception of redeeming collateral trust bonds and subordinated deferrable debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, the Company has held and intends to hold all financial instruments to maturity.  Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 2007 and 2006.

Cash and Cash Equivalents
Includes cash and certificates of deposit with remaining maturities of less than 90 days, which are valued at the carrying value.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Short-Term Debt
Short-term debt consists of commercial paper, bank bid notes and other debt due within one year.  The fair value of short-term debt with maturities greater than 90 days is estimated based on quoted market rates for debt with similar maturities.  The fair value of short-term debt with maturities less than or equal to 90 days is carrying value, which is a reasonable estimate of fair value.

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

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Carrying and fair values as of May 31, 2007 and 2006 are presented as follows:

	2007		2006
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$304,107	$304,107	$260,338	$260,338

Loans to members, net	17,566,544	15,743,632	17,749,462	15,055,729

Debt service reserve funds	54,993	54,993	80,159	80,159

Cash flow interest rate exchange agreements	212,143	212,143	320,201	320,201

Cash flow cross currency interest
rate exchange agreements	-	-	22,226	22,226

Fair value interest rate exchange agreements	10,631	10,631	-	-

Fair value cross currency interest
rate exchange agreements	-	-	233,242	233,242

Liabilities:
Short-term debt	4,427,123	4,404,590	5,343,824	5,339,759

Long-term debt	11,295,219	11,492,645	10,642,028	10,725,849

Guarantee liability (1)	18,929	18,929	16,750	16,750

Cash flow interest rate exchange agreement	12,869	12,869	6,844	6,844

Fair value interest rate exchange agreement	59,065	59,065	78,354	78,354

Subordinated deferrable debt	311,440	299,964	486,440	462,741

Off-balance sheet instruments:
Commitments	-	-	-	-

(1) The carrying value represents CFC's exposure related to its guarantees and therefore will not equal total guarantees shown in Note 13.

(15)         Contingencies

The Company had the following loans classified as non-performing and restructured at May 31:

(in thousands)	2007	2006
Non-performing loans	$501,864	$577,869

Restructured loans	603,305	630,354

Total	$1,105,169	$1,208,223

(a) At May 31, 2007 and 2006, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.  At May 31, 2007 and 2006, $545 million and $569 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income.  A total of $4 million and $1 million of interest income was accrued on restructured loans during the year ended May 31, 2007 and 2006.

Interest income was reduced as follows as a result of holding loans on non-accrual status for the years ended May 31:

	Reduction to interest income
(in thousands)	2007	2006	2005
Non-performing loans	$41,448	$42,725	$24,424

Restructured loans	39,177	35,947	26,969

Total	$80,625	$78,672	$51,393

(b) The Company classified $1,099 million and $1,201 million of loans as impaired pursuant to the provisions of SFAS 114 at May 31, 2007 and 2006, respectively.  The Company reserved $397 million and $447 million of the loan loss allowance for such impaired loans at May 31, 2007 and 2006, respectively.  The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.  Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance.  The Company accrued a total of $3 million and $1 million of interest income on impaired loans for the years ended May 31, 2007 and 2006, respectively.  The Company did not accrue interest income on loans classified as impaired during the year ended May 31, 2005.  The average recorded investment in impaired loans for the year ended May 31, 2007 and 2006 was $1,144 million and $1,162 million, respectively.

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

(c) At May 31, 2007 and 2006, CFC had a total of $545 million and $569 million, respectively, of loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers.  All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at May 31, 2007 and 2006 represented 2.9% of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, CFC restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to CFC through December 2037.  As part of the restructuring, CFC may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  When CoServ requests capital expenditure loans from CFC, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC.  As of May 31, 2007, $20 million was advanced to CoServ under this loan facility.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

CoServ and CFC have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  CFC's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at May 31, 2007.

(d) VarTec Telecom, Inc. ("VarTec") is a telecommunications company and RTFC borrower located in Dallas, Texas.  RTFC is VarTec's principal senior secured creditor.  At May 31, 2007 and 2006 RTFC had a total of $9 million and $90 million, respectively, of loans outstanding to VarTec.  At May 31, 2007 and 2006, all loans to VarTec were on non-accrual status, resulting in the application of all payments received against principal.

VarTec and 16 of its U.S.-based affiliates, which were guarantors of VarTec's debt to RTFC, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004 in Dallas, Texas.  On July 29, 2005, the court approved a sale of VarTec's remaining operating assets (the "Domestic Assets Sale").  Final proceeds from the closing of the Domestic Assets Sale were received in June 2006 totaling $40 million.  Pursuant to a court order, all net proceeds of asset sales, including the Domestic Assets Sale, have been provisionally applied to RTFC's secured debt.  On June 19, 2006, the Chapter 11 proceedings were converted to Chapter 7 proceedings and a Chapter 7 trustee was appointed for each of the estates.

On June 10, 2005, the Official Committee of Unsecured Creditors (the "UCC") initiated an adversary proceeding against RTFC in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. As a result of the conversion of the proceedings to Chapter 7, the UCC was dissolved and the Chapter 7 trustee became the plaintiff in the adversary proceedings.  On May 15, 2007, the Chapter 7 trustee and RTFC entered into a settlement agreement under which (a) all claims against RTFC were dismissed with prejudice and fully released, (b) a portion of the proceeds from the Domestic Asset Sale that had been provisionally applied to RTFC’s secured debt will be reallocated to the claimants, including RTFC, of the VarTec bankruptcy estates, and (c) the administrative debtor-in-possession financing facility owed by the VarTec bankruptcy estates to RTFC was partially reduced.  The Bankruptcy Court approved the settlement agreement on May 24, 2007, which approval became final and non-appealable on June 4, 2007.  As a result of the settlement of the Unsecured Creditor litigation,

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company wrote off $44 million of pre-petition debt during the fourth quarter of fiscal year 2007 and expects to write off approximately $17 million in the first quarter of fiscal year 2008.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to VarTec at May 31, 2007.

(e) Innovative Communication Corporation ("ICC") is a diversified telecommunications company and RTFC borrower headquartered in St. Croix, United States Virgin Islands ("USVI").  In the USVI, through its subsidiary Virgin Islands Telephone Corporation d/b/a Innovative Telephone ("Vitelco"), ICC provides wire line local and long-distance telephone services and well as other communications and media services in the eastern and southern Caribbean and mainland France.

As of May 31, 2007 and 2006, RTFC had $493 million and $488 million, respectively, in loans outstanding to ICC.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to the Company since June 2005.

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

Beginning on June 1, 2004, RTFC filed a series of lawsuits against ICC, Prosser and others for failure to comply with the terms of ICC's loan agreement with RTFC dated August 27, 2001 as amended on April 4, 2003 (hereinafter, the "RTFC Lawsuits").  In response to the RTFC Lawsuits, ICC, Vitelco and Prosser denied liability and asserted claims, by way of counterclaim and by filing its own lawsuits against RTFC, CFC and certain of RTFC's officers, seeking various remedies, including reformation of the loan agreement, injunctive relief, and damages.  The remedies were based on various theories including a claim that RTFC breached an alleged funding obligation for the settlement of litigation brought by Emcom shareholders (the "Greenlight Entities") against ICC-LLC, ICC and some of ICC's directors, and a claim that Emcom and ICC-LLC were entitled to contribution from RTFC and CFC in connection with judgments that the Greenlight Entities had been awarded (the "ICC Claims," together with the RTFC Lawsuits, the "Loan Litigation").  Venue of the Loan Litigation ultimately was fixed in the United States District Court for the District of the Virgin Islands.

On February 10, 2006, Greenlight filed petitions for involuntary bankruptcy against Prosser, Emcom and ICC-LLC in the United States Bankruptcy Court for the District of Delaware, later transferred to the United States District Court for the Virgin Islands, Bankruptcy Division.  RTFC appeared in the proceedings as a party-in-interest in accordance with the provisions of the United States Bankruptcy Code.

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

On July 31, 2006, ICC-LLC, Emcom and Prosser, individually, each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, now pending  in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division  Each of the debtors is obligated to RTFC, for certain obligations of ICC, including court judgments.  On February 13, 2007, the Bankruptcy Court ordered the appointment of a trustee for the ICC-LLC and Emcom bankruptcy estates and an examiner for Prosser’s bankruptcy estate.

Subsequent to the Company’s fiscal year end, on August 2, 2007, the Bankruptcy Court entered an order declaring that the debtors could not satisfy the RTFC judgments at a discount.  Prosser, individually, has filed a notice of appeal of the order but has not sought a stay of its effect; none of the other debtors has sought review of the order.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 6, 2007, an involuntary petition under Chapter 11 of the United States Bankruptcy Code was filed in the United States District Court for the Virgin Islands, Bankruptcy Division, against ICC by the Greenlight Entities.  ICC has contested the petition and a hearing has been scheduled for September 6, 2007 regarding whether an order for relief in bankruptcy will be entered.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at May 31, 2007.

(f) Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama.  Pioneer had also invested in a propane gas operation, which it has sold.  Pioneer had experienced deterioration in its financial condition as a result of losses in the gas operation.  At May 31, 2007 and 2006, CFC had a total of $52 million and $54 million, respectively, in loans outstanding to Pioneer.  Pioneer was current with respect to all debt service payments at May 31, 2007.  All loans to Pioneer remain on accrual status with respect to the recognition of interest income.  CFC is the principal creditor to Pioneer.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at May 31, 2007.

 (16)       Gain on Sale of Building and Land

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

(17)         Segment Information

The Company's consolidated financial statements include the financial results of CFC, RTFC and NCSC.  Full financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance.  The CFC segment includes the consolidation of entities controlled by CFC and created to hold foreclosed assets and effect loan securitization transactions and intercompany transaction elimination entries.  The segment presentation for the years ended May 31, 2007, 2006 and 2005 reflect the operating results of each of the three companies as a separate segment.

As stated elsewhere in the consolidated financial statements, CFC is the sole lender to RTFC and the primary source of funding for NCSC.  NCSC also obtains funding from third parties with a CFC guarantee.  Thus, CFC takes all of the risk related to the funding of the loans to RTFC and NCSC, and in return, CFC earns a net interest income on the loans to RTFC and NCSC.

Pursuant to guarantee agreements, CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loan program.  Thus, CFC maintains the majority of the total consolidated loan loss allowance.  A small loan loss allowance is maintained by NCSC to cover its consumer loan exposure.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following chart contains consolidated statements of operations for the years ended May 31, 2007, 2006 and 2005 and consolidated balance sheets as of May 31, 2007 and 2006.

For the year ended May 31, 2007
(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$916,913	$105,614	$31,697	$1,054,224
Interest expense	(870,186)	(99,224)	(27,320)	(996,730)

Net interest income	46,727	6,390	4,377	57,494

Recovery of loan losses	5,499	-	1,423	6,922

Net interest income after recovery of loan losses	52,226	6,390	5,800	64,416

Non-interest income:
Rental and other income	888	-	645	1,533
Derivative cash settlements	86,040	-	402	86,442
Results of operations of foreclosed assets	9,758	-	-	9,758

Total non-interest income	96,686	-	1,047	97,733

Non-interest expense:
General and administrative expenses	(43,029)	(5,373)	(3,487)	(51,889)
Recovery of guarantee liability	1,700	-	-	1,700
Derivative forward value	(79,744)	-	463	(79,281)
Foreign currency adjustments	(14,554)	-	-	(14,554)
Loss on sale of loans	(1,584)	-	-	(1,584)

Total non-interest expense	(137,211)	(5,373)	(3,024)	(145,608)

Income prior to income taxes and minority interest	11,701	1,017	3,823	16,541
Income taxes	-	(945)	(1,451)	(2,396)
Income per segment reporting	$11,701	$72	$2,372	$14,145

Reconciliation of net income:
Net income per segment reporting				$14,145
Minority interest, net of income taxes				(2,444)
Net income per consolidated statement of operations				$11,701

Assets:
Loans to members	$15,805,290	$1,860,379	$462,538	$18,128,207
Less: Allowance for loan losses	(561,113)	-	(550)	(561,663)
Loans to members, net	15,244,177	1,860,379	461,988	17,566,544
Other assets	768,194	189,716	50,727	1,008,637
Total assets	$16,012,371	$2,050,095	$512,715	$18,575,181

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the year ended May 31, 2006
(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$846,806	$129,665	$31,441	$1,007,912
Interest expense	(826,836)	(122,824)	(26,276)	(975,936)

Net interest income	19,970	6,841	5,165	31,976

(Provision for) recovery of loan losses	(23,452)	-	212	(23,240)
Net interest (loss) income after (provision for) recovery of loan losses	(3,482)	6,841	5,377	8,736

Non-interest income:
Rental and other income	2,017	-	381	2,398
Derivative cash settlements	81,809	-	(926)	80,883
Results of operations of foreclosed assets	15,492	-	-	15,492
Gain on sale of building and land	43,431	-	-	43,431

Total non-interest income	142,749	-	(545)	142,204

Non-interest expense:
General and administrative expenses	(44,589)	(4,849)	(2,651)	(52,089)
Recovery of guarantee liability	700	-	-	700
Derivative forward value	22,713	-	6,092	28,805
Foreign currency adjustments	(22,594)	-	-	(22,594)

Total non-interest expense	(43,770)	(4,849)	3,441	(45,178)

Income prior to income taxes and minority interest	95,497	1,992	8,273	105,762
Income taxes	-	(36)	(3,140)	(3,176)
Income per segment reporting	$95,497	$1,956	$5,133	$102,586

Reconciliation of net income:
Net income per segment reporting				$102,586
Minority interest, net of income taxes				(7,089)
Net income per consolidated statement of operations				$95,497

Assets:
Loans to members	$15,794,372	$2,162,464	$404,069	$18,360,905
Less: Allowance for loan losses	(610,617)	-	(826)	(611,443)
Loans to members, net	15,183,755	2,162,464	403,243	17,749,462
Other assets	1,179,059	209,868	41,232	1,430,159
Total assets	$16,362,814	$2,372,332	$444,475	$19,179,621

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the year ended May 31, 2005
(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$737,267	$265,811	$27,775	$1,030,853
Interest expense	(662,719)	(260,537)	(18,777)	(942,033)
Net interest income	74,548	5,274	8,998	88,820

Provision for loan losses	(16,402)	-	-	(16,402)

Net interest income after provision for loan losses	58,146	5,274	8,998	72,418

Non-interest income:
Rental and other income	5,645	-	-	5,645
Derivative cash settlements	80,476	-	(2,189)	78,287
Results of operations of foreclosed assets	13,024	-	-	13,024

Total non-interest income	99,145	-	(2,189)	96,956

Non-interest expense:
General and administrative expenses	(43,863)	(2,959)	(2,054)	(48,876)
Recovery of guarantee liability	3,107	-	-	3,107
Derivative forward value	26,755	-	(906)	25,849
Foreign currency adjustments	(22,893)	-	-	(22,893)

Total non-interest expense	(36,894)	(2,959)	(2,960)	(42,813)

Income prior to income taxes and minority interest	120,397	2,315	3,849	126,561

Income taxes	-	(57)	(1,461)	(1,518)
Income per segment reporting	$120,397	$2,258	$2,388	$125,043

Reconciliation of net income:
Net income per segment reporting				$125,043
Minority interest, net of income taxes				(2,540)
Net income per consolidated statement of operations				$122,503

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(18)         Selected Quarterly Financial Data (Unaudited)

The Company has restated its consolidated financial statements to correct an error in the amount of interest expense recorded on foreign denominated debt and cash settlement income recorded from foreign currency exchange agreements (see further discussion in Note 1(w) to the consolidated financial statements).

As a result, the following tables summarizing the quarterly consolidated statements of operating data for the four quarters of fiscal years 2007 and 2006 give effect to the restatements described in Note 1(w).

	Fiscal Year 2007
	Quarters Ended
(in thousands)	August 31,	November 30,	February 28,	May 31,	Total Year

Interest income	$264,689	$260,244	$264,873	$264,418	$1,054,224
Interest expense	(256,004)	(248,591)	(247,441)	(244,694)	(996,730)
Net interest income	8,685	11,653	17,432	19,724	57,494
Recovery of loan losses	-	-	-	6,922	6,922
Net interest income after recovery of loan losses	8,685	11,653	17,432	26,646	64,416
Non-interest income:
Derivative cash settlements	15,255	16,493	44,442	10,252	86,442
Other non-interest income	3,319	3,297	2,313	2,362	11,291
Total non-interest income	18,574	19,790	46,755	12,614	97,733
Non-interest expense:
Derivative forward value	(63,351)	(53,239)	(4,189)	41,498	(79,281)
Foreign currency adjustments	3,321	(20,620)	1,886	859	(14,554)
Other non-interest expense	(11,328)	(14,577)	(13,188)	(12,680)	(51,773)
Total non-interest expense	(71,358)	(88,436)	(15,491)	29,677	(145,608)
(Loss) income prior to income taxes and minority interest	(44,099)	(56,993)	48,696	68,937	16,541
Income taxes	714	486	(627)	(2,969)	(2,396)
Minority interest, net of income taxes	366	312	566	(3,688)	(2,444)
Net (loss) income	$(43,019)	$(56,195)	$48,635	$62,280	$11,701

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fiscal Year 2006
	Quarters Ended
(in thousands)	August 31,	November 30,	February 28,	May 31,	Total Year

Interest income	$249,877	$243,326	$253,659	$261,050	$1,007,912
Interest expense	(238,767)	(239,346)	(243,176)	(254,647)	(975,936)
Net interest income	11,110	3,980	10,483	6,403	31,976
(Provision for) recovery of loan losses	-	(3,886)	(19,566)	212	(23,240)
Net interest income (loss) after (provision for) recovery of loan losses	11,110	94	(9,083)	6,615	8,736
Non-interest income:
Derivative cash settlements	23,690	20,069	17,884	19,240	80,883
Other non-interest income (1)	6,154	41,631	9,474	4,062	61,321
Total non-interest income	29,844	61,700	27,358	23,302	142,204
Non-interest expense:
Derivative forward value	(37,427)	(17,505)	(16,892)	100,629	28,805
Foreign currency adjustments	(1,260)	35,739	(8,122)	(48,951)	(22,594)
Other non-interest expense	(8,817)	(13,451)	(16,545)	(12,576)	(51,389)
Total non-interest expense	(47,504)	4,783	(41,559)	39,102	(45,178)
(Loss) income prior to income taxes and minority interest	(6,550)	66,577	(23,284)	69,019	105,762
Income taxes	(199)	(1,530)	(319)	(1,128)	(3,176)
Minority interest, net of income taxes	(1,106)	(3,107)	(864)	(2,012)	(7,089)
Net (loss) income	$(7,855)	$61,940	$(24,467)	$65,879	$95,497

(1) Includes $38 million and $6 million gain on sale of building and land for the quarters ended November 30 and February 28, respectively.

The following is a reconciliation of the amounts previously reported as filed with the SEC and the restated amounts as reported in this May 31, 2007 10-K.

	August 31, 2006
(in thousands)	As previously reported	Adjustment	As restated
Interest expense	$(252,455)	$(3,549)	$(256,004)
Net interest income	12,234	(3,549)	8,685
Net interest income after provision for loan losses	12,234	(3,549)	8,685
Derivative cash settlements	11,706	3,549	15,255
Total non-interest income	15,025	3,549	18,574
Derivative forward value	(60,454)	(2,897)	(63,351)
Total non-interest expense	(68,461)	(2,897)	(71,358)
Loss prior to income taxes and minority interest	(41,202)	(2,897)	(44,099)
Net loss	(40,122)	(2,897)	(43,019)

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	November 30, 2006
(in thousands)	As previously reported	Adjustment	As restated
Interest expense	$(245,261)	$(3,330)	$(248,591)
Net interest income	14,983	(3,330)	11,653
Net interest income after provision for loan losses	14,983	(3,330)	11,653
Derivative cash settlements	13,163	3,330	16,493
Total non-interest income	16,460	3,330	19,790
Derivative forward value	(49,080)	(4,159)	(53,239)
Total non-interest expense	(84,277)	(4,159)	(88,436)
Loss prior to income taxes and minority interest	(52,834)	(4,159)	(56,993)
Net loss	(52,036)	(4,159)	(56,195)

	February 28, 2007
(in thousands)	As previously reported	Adjustment	As restated
Interest expense	$(243,969)	$(3,472)	$(247,441)
Net interest income	20,904	(3,472)	17,432
Net interest income after provision for loan losses	20,904	(3,472)	17,432
Derivative cash settlements	40,970	3,472	44,442
Total non-interest income	43,283	3,472	46,755
Derivative forward value	(583)	(3,606)	(4,189)
Total non-interest expense	(11,885)	(3,606)	(15,491)
Income prior to income taxes and minority interest	52,302	(3,606)	48,696
Net income	52,241	(3,606)	48,635

	August 31, 2005
(in thousands)	As previously reported	Adjustment	As restated
Interest expense	$(235,277)	$(3,490)	$(238,767)
Net interest income	14,600	(3,490)	11,110
Net interest income after provision for loan losses	14,600	(3,490)	11,110
Derivative cash settlements	20,200	3,490	23,690
Total non-interest income	26,354	3,490	29,844
Derivative forward value	(34,889)	(2,538)	(37,427)
Total non-interest expense	(44,966)	(2,538)	(47,504)
Loss prior to income taxes and minority interest	(4,012)	(2,538)	(6,550)
Net loss	(5,317)	(2,538)	(7,855)

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	November 30, 2005
(in thousands)	As previously reported	Adjustment	As restated
Interest expense	$(236,093)	$(3,253)	$(239,346)
Net interest income	7,233	(3,253)	3,980
Net interest income after provision for loan losses	3,347	(3,253)	94
Derivative cash settlements	16,816	3,253	20,069
Total non-interest income	58,447	3,253	61,700
Derivative forward value	(15,716)	(1,789)	(17,505)
Total non-interest expense	6,572	(1,789)	4,783
Income prior to income taxes and minority interest	68,366	(1,789)	66,577
Net income	63,729	(1,789)	61,940

	February 28, 2006
(in thousands)	As previously reported	Adjustment	As restated
Interest expense	$(240,198)	$(2,978)	$(243,176)
Net interest income	13,461	(2,978)	10,483
Net interest income after provision for loan losses	(6,105)	(2,978)	(9,083)
Derivative cash settlements	14,906	2,978	17,884
Total non-interest income	24,380	2,978	27,358
Derivative forward value	(14,344)	(2,548)	(16,892)
Total non-interest expense	(39,011)	(2,548)	(41,559)
Loss prior to income taxes and minority interest	(20,736)	(2,548)	(23,284)
Net loss	(21,919)	(2,548)	(24,467)

	May 31, 2006
(in thousands)	As previously reported	Adjustment	As restated
Interest expense	$(251,088)	$(3,559)	$(254,647)
Net interest income	9,962	(3,559)	6,403
Net interest income after recovery of loan losses	10,174	(3,559)	6,615
Derivative cash settlements	15,681	3,559	19,240
Total non-interest income	19,743	3,559	23,302
Derivative forward value	94,003	6,626	100,629
Total non-interest expense	32,476	6,626	39,102
Income prior to income taxes and minority interest	62,393	6,626	69,019
Net income	59,253	6,626	65,879

(19)         Subsequent Events

On June 1, 2007, the Company redeemed the 7.40% subordinated deferrable debt securities due 2050 totaling $175 million.  The Company redeemed these securities at par and recorded a charge of $6 million in interest expense during the first quarter of fiscal year 2008 for the unamortized issuance costs.

        NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On August 1, 2007, CFC submitted an application to borrow an additional $500 million under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program (see Note 6). These funds were received by CFC on August 7, 2007.

On August 10, 2007, the Company entered into an agreement to sell $74 million of distribution mortgage loans to Farmer Mac for $74 million.  The distribution mortgage loans were sold at 100% of the outstanding principal balance on August 10, 2007.  A total of $40 million of the distribution mortgage loans were transferred on August 10, 2007 and the remaining $34 million will be transferred on January 2, 2008.  The transaction qualifies for sale treatment under SFAS 140.  An immaterial loss associated with transaction costs and the write-off of unamortized deferred loan origination costs will be recognized on the sale.  The Company does not hold any continuing interest in the loans sold and had no obligation to repurchase loans from the purchaser.  The Company will service the loans for the purchaser in exchange for a fee of 30 basis points of the outstanding loan principal.