Form 10-Q
period 2007-08-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2007-10-15
CIK 70502

N

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2007

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

Registrant's telephone number, including area code, is 703-709-6700.

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

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
  (in thousands)

  A S S E T S

	August 31, 2007	May 31, 2007

Cash and cash equivalents	$218,631	$304,107

Loans to members	18,037,314	18,128,207
Less: Allowance for loan losses	(545,079)	(561,663)
Loans to members, net	17,492,235	17,566,544

Accrued interest and other receivables	303,974	291,637

Fixed assets, net	4,200	4,555

Debt service reserve funds	54,993	54,993

Bond issuance costs, net	38,288	45,611

Foreclosed assets	68,289	66,329

Derivative assets	180,178	222,774

Other assets	26,539	18,631

	$18,387,327	$18,575,181

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	August 31, 2007	May 31, 2007

Short-term debt	$4,207,684	$4,427,123

Accrued interest payable	330,798	281,458

Long-term debt	11,302,048	11,295,219

Patronage capital retirement payable	85,494	-

Deferred income	26,160	27,990

Guarantee liability	16,960	18,929

Other liabilities	29,492	27,611

Derivative liabilities	62,972	71,934

Subordinated deferrable debt	311,440	311,440

Members' subordinated certificates:
Membership subordinated certificates	649,424	649,424
Loan and guarantee subordinated certificates	731,757	732,023
Total members' subordinated certificates	1,381,181	1,381,447

Commitments and contingencies

Minority interest	20,336	21,989

Equity:
Retained equity	600,633	697,837
Accumulated other comprehensive income	12,129	12,204
Total equity	612,762	710,041

	$18,387,327	$18,575,181

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
(in thousands)

For the Three Months Ended August 31, 2007 and 2006

	Three months ended
	August 31,
	2007	2006 (As restated)*

Interest income	$267,954	$264,689
Interest expense	(247,325)	(256,004)

Net interest income	20,629	8,685

Provision for loan losses	-	-

Net interest income after provision for loan losses	20,629	8,685

Non-interest income:
Rental and other income	351	317
Derivative cash settlements	8,329	15,255
Results of operations of foreclosed assets	1,960	3,002

Total non-interest income	10,640	18,574

Non-interest expense:
Salaries and employee benefits	(8,823)	(8,552)
Other general and administrative expenses	(4,487)	(4,176)
Recovery of guarantee liability	2,100	1,400
Derivative forward value	(33,600)	(63,351)
Foreign currency adjustments	-	3,321
Loss on sale of loans	(518)	-

Total non-interest expense	(45,328)	(71,358)

Loss prior to income taxes and minority interest	(14,059)	(44,099)

Income taxes	1,099	714

Loss prior to minority interest	(12,960)	(43,385)

Minority interest, net of income taxes	1,578	366

Net loss	$(11,382)	$(43,019)

See accompanying notes.
*See Note 1(i)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the Three Months Ended August 31, 2007 and 2006

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	(Loss) Income	Equity	Fees	Net Income	Fund	Reserve	Fund	Other
Three months ended August 31, 2007:
Balance as of May 31, 2007	$710,041	$12,204	$697,837	$997	$131,528	$1,406	$158,308	$498	$405,100
Patronage capital retirement	(85,494)	-	(85,494)	-	-	-	-	-	(85,494)
Loss prior to income taxes and minority interest	(14,059)	-	(14,059)	-	(14,059)	-	-	-	-
Other comprehensive loss	(75)	(75)	-	-	-	-	-	-	-
Income taxes	1,099	-	1,099	-	1,099	-	-	-	-
Minority interest	1,578	-	1,578	-	1,578	-	-	-	-
Other	(328)	-	(328)	(2)	-	(326)	39	-	(39)
Balance as of August 31, 2007	$612,762	$12,129	$600,633	$995	$120,146	$1,080	$158,347	$498	$319,567

Three months ended August 31, 2006:
Balance as of May 31, 2006 (As restated)*	$784,408	$13,208	$771,200	$994	$225,849	$1,281	$156,844	$497	$385,735
Patronage capital retirement	(84,247)	-	(84,247)	-	-	-	-	-	(84,247)
Loss prior to income taxes and minority interest (As restated)*	(44,099)	-	(44,099)	-	(44,099)	-	-	-	-
Other comprehensive loss	(251)	(251)	-	-	-	-	-	-	-
Income taxes	714	-	714	-	714	-	-	-	-
Minority interest	366	-	366	-	366		-	-	-
Other	(323)	-	(323)	-	-	(323)	-	-	-
Balance as of August 31, 2006 (As restated)*	$656,568	$12,957	$643,611	$994	$182,830	$958	$156,844	$497	$301,488

See accompanying notes.
*See Note 1(i)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Three Months Ended August 31, 2007 and 2006

	2007	2006 (As restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,382)	$(43,019)
Add (deduct):
Amortization of deferred income	(1,940)	(5,339)
Amortization of bond issuance costs and deferred charges	8,358	7,167
Depreciation	544	557
Recovery of guarantee liability	(2,100)	(1,400)
Results of operations of foreclosed assets	(1,960)	(3,002)
Derivative forward value	33,600	63,351
Foreign currency adjustments	-	(3,321)
Loss on sale of loans	518	-
Changes in operating assets and liabilities:
Accrued interest and other receivables	(13,217)	(33,644)
Accrued interest payable	49,340	86,542
Other	(2,019)	(8,915)

Net cash provided by operating activities	59,742	58,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(1,831,171)	(1,818,262)
Principal collected on loans	1,859,582	1,841,302
Net investment in fixed assets	(190)	(297)
Net cash provided by foreclosed assets	-	26,417
Net proceeds from sale of foreclosed assets	-	487
Net proceeds from sale of loans	39,273	-

Net cash provided by investing activities	67,494	49,647

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) proceeds from issuances of short-term debt, net	(531,012)	258,585
Proceeds from issuance of long-term debt, net	600,546	72,833
Payments for retirement of long-term debt	(107,865)	(332,332)
Payments for retirement of subordinated deferrable debt	(175,000)	(150,000)
Proceeds from issuance of members' subordinated certificates	8,308	11,684
Payments for retirement of members' subordinated certificates	(7,689)	(14,328)
Payments for retirement of CFC patronage capital	-	(74,094)

Net cash used in financing activities	(212,712)	(227,652)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(85,476)	(119,028)
BEGINNING CASH AND CASH EQUIVALENTS	304,107	260,338
ENDING CASH AND CASH EQUIVALENTS	$218,631	$141,310
See accompanying notes.
*See Note 1(i)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(in thousands)

For the Three Months Ended August 31, 2007 and 2006

	2007	2006 (As restated)*

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$189,627	$162,295

Non-cash financing and investing activities:
Patronage capital retirement payable	$85,494	$-
See accompanying notes.
*See Note 1(i)

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

The Company's consolidated membership was 1,544 as of August 31, 2007 including 899 utility members, the majority of which are consumer-owned electric cooperatives, 513 telecommunications members, 66 service members and 66 associates in 49 states, the District of Columbia and two U.S. territories.  The utility members included 830 distribution systems and 69 generation and transmission ("power supply") systems.  Memberships among CFC, RTFC and NCSC have been eliminated in consolidation.  All references to members within this document include members and associates.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary for a fair statement of the Company's results for the interim periods presented.

These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

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

CFC is the sole lender to and manages the lending and financial affairs of RTFC through a management agreement in effect through December 1, 2016.  Under a guarantee agreement, RTFC pays CFC a fee in exchange for which CFC reimburses RTFC for loan losses.  All loans that require RTFC board approval also require CFC approval.  CFC is not a member of RTFC and does not elect directors to the RTFC board.  RTFC is an associate member of CFC.

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

RTFC and NCSC creditors have no recourse against CFC in the event of default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party.  At August 31, 2007, CFC had guaranteed $305 million of NCSC debt, derivative instruments and guarantees with third parties.  Guarantees related to debt and derivative instruments are not included in Note 12 at August 31, 2007 as they are reported on the consolidated balance sheet.  At August 31, 2007, CFC had no guarantees of RTFC debt to third party creditors.  All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC.  At August 31, 2007, RTFC had total assets of $2,012 million including loans outstanding to members of $1,813 million and NCSC had total assets of $511 million including loans outstanding of $466 million.  At August 31, 2007 and May 31, 2007, CFC had committed to lend RTFC up to $4 billion of which $2 billion was outstanding at August 31, 2007.  At August 31, 2007 and May 31, 2007, CFC had committed to provide credit to NCSC of up to $1 billion.  At August 31, 2007, CFC had provided a total of $527 million of credit to NCSC, representing $222 million of outstanding loans and $305 million of credit enhancements.

CFC established limited liability corporations and partnerships to hold foreclosed assets and effect loan securitization transactions.  CFC has full ownership and control of all such companies and thus consolidates their financial results.  CFC presents the companies formed to hold foreclosed assets in one line on the consolidated balance sheets and the consolidated statements of operations.  A full consolidation is presented for the company formed to effect loan securitization transactions.

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

Activity in the loan loss allowance account is summarized below:

	For the three months ended August 31,		Year ended
(in thousands)	2007	2006	May 31, 2007
Balance at beginning of period	$561,663	$611,443	$611,443
Recovery of loan losses	-	-	(6,922)
Write-offs	(16,680)	(138)	(44,668)
Recoveries	96	113	1,810
Balance at end of period	$545,079	$611,418	$561,663

(d)           Interest Income

Interest income includes the following:

	For the three months ended August 31,
(in thousands)	2007	2006
Interest on long-term fixed rate loans (1)	$214,560	$205,573
Interest on long-term variable rate loans (1)	24,549	31,625
Interest on short-term loans (1)	20,348	18,053
Interest on investments (2)	2,936	2,028
Conversion fees (3)	1,774	2,512
Make-whole and prepayment fees (4)	1,689	443
Commitment and guarantee fees (5)	1,535	4,209
Other fees	563	246
Total interest income	$267,954	$264,689

(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash.
(3) Conversion fees are deferred and recognized using the interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion which is recognized immediately.
(4) Make-whole and prepayment fees are charged for the early repayment of principal and recognized when collected.
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

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $24 million and $25 million at August 31, 2007 and May 31, 2007, respectively.

(e)           Interest Expense

Interest expense includes the following:

	For the three months ended August 31,
(in thousands)	2007	2006
Interest expense - commercial paper and bid notes (1)	$38,286	$46,934
Interest expense - medium-term notes (1)	83,186	94,867
Interest expense - collateral trust bonds (1)	65,350	51,072
Interest expense - subordinated deferrable debt (1)	4,915	8,630
Interest expense - subordinated certificates (1)	12,124	12,040
Interest expense - long-term private debt (1)	30,783	30,282
Debt issuance costs (2)	2,530	2,035
Commitment and guarantee fees (3)	4,070	4,014
Loss on extinguishment of debt (4)	5,509	4,806
Other fees	572	1,324
Total interest expense	$247,325	$256,004

(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to debt issuance, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.  Also includes issuance costs related to dealer commercial paper.
(3) Includes various fees related to funding activities, including fees paid to banks participating in the Company's revolving credit agreements and fees paid under bond guarantee agreements with RUS as part of the Rural Economic Development Loan and Grant ("REDLG") program. Fees are recognized as incurred or amortized on a straight-line basis over the life of the respective agreement.
(4) Represents the loss on the early retirement of debt including the write-off of unamortized discount, premium and issuance costs.

The Company does not include indirect costs, if any, related to funding activities in interest expense.

(f)           Comprehensive Income

Comprehensive income includes the Company's net income, as well as other comprehensive income related to derivatives.  Comprehensive income is calculated as follows:

	For the three months ended August 31,
(in thousands)	2007	2006
Net loss	$(11,382)	$(43,019)
Other comprehensive income:
Reclassification adjustment for realized gains on derivatives	(75)	(251)
Comprehensive loss	$(11,457)	$(43,270)

(g)           Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.  Beginning with the quarter ended November 30, 2006, the Company reformatted the consolidated statement of operations to conform with the requirements of Article 9 of Regulation S-X.  The August 31, 2006 consolidated statement of operations has been conformed to the current reporting format.

(h)           New Accounting Pronouncements

On June 1, 2007, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS 133 and 140. SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company’s adoption of SFAS 155 did not have a material impact on the Company's financial position or results of operations.

On June 1, 2007, the Company adopted SFAS 156, Accounting for Servicing of Financial Assets.  SFAS 156 requires the initial measurement of all separately recognized servicing assets and liabilities at fair value and permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  The Company’s adoption of SFAS 156 did not have a material impact on the Company's financial position or results of operations.

On June 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109.  FIN 48 clarifies the accounting for income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company’s adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations.  The Company classifies interest and penalties assessed as tax expense.

(i)           Restatement

Subsequent to the issuance of the May 31, 2006 consolidated financial statements, the Company’s management identified an error in the recording of interest expense on foreign denominated debt and the cash settlement income from foreign currency exchange agreements, as well as the related accrued interest payable and accrued interest receivable.  The Company was using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the average spot foreign currency exchange rate during the income statement period to convert the interest expense on the foreign denominated debt and foreign exchange agreement income to U.S. dollars.  The Company was also using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the spot foreign currency exchange rate at the end of the balance sheet period to convert the accrued interest payable and accrued interest receivable to U.S. dollars. The interest expense on the foreign denominated debt and the cash settlement income from the foreign currency exchange agreement are equal and offsetting amounts, as the Company uses the amount received under the exchange agreement to pay the interest expense on the foreign denominated debt.  The amounts for the accrued interest payable and accrued interest receivable are also offsetting.  As a result of this error, interest expense and cash settlement income were understated by $4 million for the three months ended August 31, 2006.  The Company subtracts the net accrual from the last settlement date on its derivatives at each period end in the calculation of the related fair value, so the error in the calculation of the income receivable on the foreign exchange agreements also impacted the fair value of the derivatives recorded as a derivative asset.  Thus this correction also impacts the change in the fair value of the derivatives reported in the derivative forward value line on the consolidated statement of operations.  The derivative forward value loss and net loss lines were understated by $3 million for the three months ended August 31, 2006.  There is no impact on cash flows from operating activities or the total change in cash in the consolidated statements of cash flows.

	For the three months ended August 31, 2006
(in thousands)	As previously reported	Adjustment	As restated
Interest expense	$(252,455)	$(3,549)	$(256,004)
Net interest income	12,234	(3,549)	8,685
Net interest income after provision for loan losses	12,234	(3,549)	8,685
Derivative cash settlements	11,706	3,549	15,255
Total non-interest income	15,025	3,549	18,574
Derivative forward value	(60,454)	(2,897)	(63,351)
Total non-interest expense	(68,461)	(2,897)	(71,358)
Loss prior to income taxes and minority interest	(41,202)	(2,897)	(44,099)
Loss prior to minority interest	(40,488)	(2,897)	(43,385)
Net loss	(40,122)	(2,897)	(43,019)

(2)	Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	August 31, 2007		May 31, 2007
	Loans	Unadvanced	Loans	Unadvanced
(in thousands)	Outstanding	Commitments (1)	Outstanding	Commitments (1)
Total by loan type (2):
Long-term fixed rate loans	$14,519,527	$-	$14,663,340	$-
Long-term variable rate loans	2,011,198	5,270,758	1,993,534	5,703,313
Loans guaranteed by RUS	254,976	491	255,903	491
Short-term loans	1,251,613	7,228,854	1,215,430	7,200,156
Total loans	18,037,314	12,500,103	18,128,207	12,903,960
Less: Allowance for loan losses	(545,079)	-	(561,663)	-
Net loans	$17,492,235	$12,500,103	$17,566,544	$12,903,960

Total by segment:
CFC:
Distribution	$12,891,339	$9,082,918	$12,827,772	$9,176,686
Power supply	2,748,544	2,482,670	2,858,040	2,798,124
Statewide and associate	118,929	117,564	119,478	139,156
CFC total	15,758,812	11,683,152	15,805,290	12,113,966
RTFC	1,812,947	500,793	1,860,379	473,762
NCSC	465,555	316,158	462,538	316,232
Total loans	$18,037,314	$12,500,103	$18,128,207	$12,903,960

	August 31, 2007		May 31, 2007
	Loans	Unadvanced	Loans	Unadvanced
(in thousands)	Outstanding	Commitments (1)	Outstanding	Commitments (1)
Non-performing and restructured loans (3):
Non-performing loans (2):
RTFC:
Long-term fixed rate loans	$212,984	$-	$212,984	$-
Long-term variable rate loans	252,012	-	261,081	-
Short-term loans	28,955	-	27,799	418
Total non-performing loans	$493,951	$-	$501,864	$418

Restructured loans (2):
CFC:
Long-term fixed rate loans	$52,420	$-	$52,420	$-
Long-term variable rate loans	538,586	186,673	544,697	186,673
Short-term loans	-	12,500	-	12,500
CFC total restructured loans	591,006	199,173	597,117	199,173
RTFC:
Long-term fixed rate loans	6,032	-	6,188	-
Total restructured loans	$597,038	$199,173	$603,305	$199,173

(1)  Unadvanced loan commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced.  Additional information may be required to assure that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the supporting documents.  Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements.  Collateral and security requirements for advances on commitments are identical to those on initial loan approval.  As the interest rate on unadvanced commitments is not set, long-term unadvanced loan commitments have been classified in this chart as variable rate unadvanced commitments.  However, at the time of the advance, the borrower may select a fixed or a variable rate.
(2) Loans are classified as long-term or short-term based on their original maturity.
(3) Included in total by loan type chart above.

Loan origination costs are deferred and amortized using the straight-line method, which approximates the interest method, over the life of the loan as a reduction to interest income.  At August 31, 2007 and May 31, 2007, the balance for deferred loan origination costs related to loans outstanding totaled $4 million.

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

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment:

(Dollar amounts in thousands)	August 31, 2007				May 31, 2007
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$14,093,995	97%	$425,532	3%	$14,180,956	97%	$482,384	3%
Long-term variable rate loans	1,870,233	93%	140,965	7%	1,865,821	94%	127,713	6%
Loans guaranteed by RUS	254,976	100%	-	-	255,903	100%	-	-
Short-term loans	192,279	15%	1,059,334	85%	191,231	16%	1,024,199	84%
Total loans	$16,411,483	91%	$1,625,831	9%	$16,493,911	91%	$1,634,296	9%

Total by segment:
CFC	$14,419,780	92%	$1,339,032	8%	$14,462,448	92%	$1,342,842	8%
RTFC	1,585,081	87%	227,866	13%	1,630,079	88%	230,300	12%
NCSC	406,622	87%	58,933	13%	401,384	87%	61,154	13%
Total loans	$16,411,483	91%	$1,625,831	9%	$16,493,911	91%	$1,634,296	9%

Pledging of Loans
As of August 31, 2007 and May 31, 2007, distribution system mortgage notes related to outstanding long-term loans totaling $5,732 million and $5,797 million, respectively, and RUS guaranteed loans qualifying as permitted investments totaling $218 million and $219 million, respectively, were pledged as collateral to secure CFC's collateral trust bonds under the 1994 indenture totaling $5,020 million.  In addition, $2 million of cash was pledged to secure $2 million of collateral trust bonds outstanding under the 1972 indenture at August 31, 2007 and May 31, 2007.

As of August 31, 2007 and May 31, 2007, distribution system mortgage notes totaling $590 million and $592 million, respectively, were pledged as collateral to secure CFC's notes to Federal Agricultural Mortgage Corporation ("Farmer Mac") totaling $500 million.

In addition to the loans pledged as collateral at August 31, 2007 and May 31, 2007, CFC had $3,175 million and $2,765 million, respectively, of mortgage notes on deposit with the trustee for the $2.5 billion and $2 billion, respectively, of notes payable to the Federal Financing Bank ("FFB") of the United States Treasury (see Note 6).  The $2.5 billion of notes payable to the FFB contain a rating trigger related to the Company's senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings. A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.  If the Company's senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,175 million at August 31, 2007, would be pledged as collateral rather than held on deposit.  At August 31, 2007, the Company’s senior secured debt ratings were above the rating trigger threshold.

A total of $1.5 billion of notes payable to the FFB has a second trigger event related to a financial expert to the Company's board of directors.  A rating trigger event will exist if the financial expert position (as defined by Section 407 of the Sarbanes-Oxley Act of 2002) remains vacant for more than 90 consecutive days.  If the Company does not satisfy the financial expert rating trigger, the mortgage notes on deposit at that time, which totaled $1,814 million at August 31, 2007, would be pledged as collateral rather than held on deposit.  The financial expert position on CFC’s board of directors has been filled since March 2007.

(3)	Loan Securitizations

The Company accounts for the sale of loans in securitization transactions according to the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended.  The Company derecognizes financial assets when control has been surrendered.  The Company has no retained interest in securitized loans and therefore is not required to record such retained interests at fair value.  The Company services the loans in return for a market fee and therefore does not record a servicing asset or liability.  The Company recognizes the service fee on an accrual basis over the period for which servicing activity is provided.  Deferred transactions costs and unamortized deferred loan origination costs related to the loans sold are expensed as part of the calculation of the gain or loss on the sale.

On August 10, 2007, the Company entered into an agreement to sell $74 million of distribution mortgage loans to Farmer Mac for $74 million.  The distribution mortgage loans were sold at 100% of the outstanding principal balance on that date.  A total of $40 million of the distribution mortgage loans were transferred on August 10, 2007 and the remaining $34 million will be transferred on January 2, 2008.  The transaction qualifies for sale treatment under SFAS 140.

The $34 million of loans to be transferred in January 2008 will be reported in loans to members (see Note 2) until the time of transfer, at which time the terms and conditions of the agreement will be completed.

The Company recorded a loss on sale of loans totaling $0.5 million related to costs associated with the transaction and unamortized deferred loan origination costs for the loans sold.  The Company does not hold any continuing interest in the loans sold and had no obligation to repurchase loans from the purchaser.  The holders of the certificates of beneficial interest issued by the purchaser have no claim against the Company nor any of the Company’s assets in the event of a default on the loans held by the purchaser.

The Company will service the loans for the purchaser in exchange for a fee of 30 basis points of the outstanding loan principal.  The Company considers the 30 basis point fee to be a market fee based on market quotes from other providers.  As a result, the Company has not recorded a servicing asset or liability.  The servicing fee has a payment priority over any other disbursement made by the trust holding the assets.

During the three months ended August 31, 2007, the Company recognized $0.3 million in servicing fees on all loan securitization transactions.

(4)         Foreclosed Assets

Assets received in satisfaction of loan receivables are recorded at the lower of cost or market and classified on the consolidated balance sheets as foreclosed assets.  At August 31, 2007 and May 31, 2007, the balance of foreclosed assets included real estate developer notes receivable and limited partnership interests in certain real estate developments.

The activity for foreclosed assets is summarized below:

	Three months ended August 31,		Year ended
(in thousands)	2007	2006	May 31, 2007
Beginning balance	$66,329	$120,889	$120,889
Results of operations	1,960	3,002	9,758
Net cash provided by foreclosed assets	-	(26,417)	(63,831)
Sale of foreclosed assets	-	(487)	(487)
Ending balance of foreclosed assets	$68,289	$96,987	$66,329

 (5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(in thousands)	August 31, 2007	May 31, 2007
Short-term debt:
Commercial paper sold through dealers, net of discounts	$496,387	$1,017,879
Commercial paper sold directly to members, at par	1,341,803	1,383,090
Commercial paper sold directly to non-members, at par	143,461	133,087
Total commercial paper	1,981,651	2,534,056
Daily liquidity fund	271,956	250,563
Bank bid notes	100,000	100,000
Subtotal short-term debt	2,353,607	2,884,619

Long-term debt maturing within one year:
Medium-term notes sold through dealers	98,530	133,801
Medium-term notes sold through members	242,756	231,158
Secured collateral trust bonds	1,009,751	999,560
Secured notes payable	500,000	-
Subordinated deferrable debt (1)	-	175,000
Unsecured notes payable	3,040	2,985
Total long-term debt maturing within one year	1,854,077	1,542,504
Total short-term debt	$4,207,684	$4,427,123
(1) Redeemed in June 2007.

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

Revolving Credit Agreements
The following is a summary of the amounts available under the Company's revolving credit agreements:

(Dollar amounts in thousands)	August 31, 2007	May 31, 2007	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,125,000	$1,125,000	March 14, 2008	0.05 of 1%
Five-year agreement	1,125,000	1,125,000	March 16, 2012	0.06 of 1%
Five-year agreement	1,025,000	1,025,000	March 22, 2011	0.06 of 1%
Total	$3,275,000	$3,275,000
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

Up-front fees of between 0.03 and 0.05 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at August 31, 2007, totaling in aggregate $1 million, which will be amortized on a straight-line basis over the life of the agreements.  No up-front fees were paid to the banks for their commitment to the 364-day facility.  Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fees are 0.05 of 1% for all three agreements in place at August 31, 2007.

Effective August 31, 2007 and May 31, 2007, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the three months ended August 31, 2007 and the year ended May 31, 2007:
		Actual
	Requirement	August 31, 2007	May 31, 2007
Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.11	1.09
Minimum adjusted TIER at fiscal year end (1)	1.05	1.12	1.12
Maximum ratio of senior debt to total equity	10.00	7.43	6.65

(1) The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

(6)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(in thousands)	August 31, 2007	May 31, 2007
Unsecured long-term debt:
Medium-term notes, sold through dealers	$4,670,217	$4,676,176
Medium-term notes, sold directly to members	98,888	76,464
Subtotal	4,769,105	4,752,640
Unamortized discount	(6,940)	(7,408)
Total unsecured medium-term notes	4,762,165	4,745,232

Unsecured notes payable	2,532,355	2,032,630
Total unsecured long-term debt	7,294,520	6,777,862

Secured long-term debt:
Collateral trust bonds	4,011,937	4,021,953
Unamortized discount	(4,409)	(4,596)
Total secured collateral trust bonds	4,007,528	4,017,357

Secured notes payable	-	500,000
Total secured long-term debt	4,007,528	4,517,357
Total long-term debt	$11,302,048	$11,295,219

Medium-term notes are unsecured obligations of CFC.  Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.  See Note 2 for additional information on the collateral pledged to secure the Company's collateral trust bonds.

Unsecured Notes Payable
At August 31, 2007 and May 31, 2007, CFC had outstanding a total of $2.5 billion and $2 billion, respectively, under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the REDLG program.  On August 7, 2007, CFC received the advance of the remaining $500 million under the REDLG program.  The $500 million advance has a July 2027 maturity date.  As part of the REDLG program, CFC will pay to RUS a fee of 30 basis points per annum on the total amount borrowed.  At August 31, 2007, the $2.5 billion of unsecured notes payable issued as part of the REDLG program require CFC to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  See Note 2 for additional information on the mortgage notes held on deposit.

Secured Notes Payable
At May 31, 2007, the Company had outstanding a total of $500 million of 4.656% notes to Farmer Mac due in 2008.  See Note 2 for additional information on the collateral pledged to secure the Company's notes payable.  Based on the July 2008 maturity, this debt was reclassified to short-term debt during the quarter ended August 31, 2007.

(7)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(Dollar amounts in thousands)	August 31, 2007	May 31, 2007
6.75% due 2043	$125,000	$125,000
6.10% due 2044	88,201	88,201
5.95% due 2045	98,239	98,239
Total	$311,440	$311,440

(8)         Derivative Financial Instruments

The Company is neither a dealer nor a trader in derivative financial instruments.  The Company uses interest rate and cross currency interest rate exchange agreements to manage its interest rate risk and foreign currency exchange risk.

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

Interest Rate Exchange Agreements
Generally, the Company's interest rate exchange agreements do not qualify for hedge accounting under SFAS 133.  At August 31, 2007 and 2006 and May 31, 2007, the Company did not have any interest rate exchange agreements that were accounted for using hedge accounting.

The Company was a party to the following interest rate exchange agreements:

	Notional Amounts Outstanding
(in thousands)	August 31, 2007	May 31, 2007
Pay fixed and receive variable	$7,182,910	$7,276,473
Pay variable and receive fixed	5,756,440	5,256,440
Total interest rate exchange agreements	$12,939,350	$12,532,913

The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.

Interest rate exchange agreements had the following impact on the Company:

	For the three months ended August 31,
(in thousands)	2007	2006
Statement of Operations Impact
Agreements that do not qualify for hedge accounting:
Derivative cash settlements	$8,329	$12,180
Derivative forward value	(33,600)	(54,325)
Total loss on interest rate exchange agreements	$(25,271)	$(42,145)

Comprehensive Income Impact
Amortization of transition adjustment	$(75)	$(251)

A transition adjustment of $62 million was recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133.  The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements.  Approximately $0.9 million of the transition adjustment is expected to be amortized to income over the next twelve months and will continue through April 2029.

Cross Currency Interest Rate Exchange Agreements
There were no cross currency interest rate exchange agreements outstanding at August 31, 2007 and May 31, 2007.  As of August 31, 2006, the Company was a party to cross currency interest rate exchange agreements with a total notional amount of $434 million related to medium-term notes denominated in foreign currencies in which the Company received Euros and paid U.S. dollars.  These cross currency interest rate exchange agreements did not qualify for hedge accounting.  Generally, the Company’s cross currency interest rate exchange agreements do not qualify for hedge accounting under SFAS 133.

Cross currency interest rate exchange agreements had the following impact on the Company:

	For the three months ended August 31,
(in thousands)	2007	2006
Statement of Operations Impact
Agreements that do not qualify for hedge accounting:
Derivative cash settlements	$-	$3,075
Derivative forward value	-	(9,026)
Total loss on cross currency exchange agreements	$-	$(5,951)

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

At August 31, 2007, the Company has the following notional amount and fair values associated with exchange agreements that contain rating triggers.  For the purpose of the presentation, the Company has grouped the rating triggers into two categories, (1) ratings from Moody's Investors Service falls to Baa1 or from Standard & Poor's Corporation falls to BBB+ and (2) ratings from Moody's Investors Service falls below Baa1 or from Standard & Poor's Corporation falls below BBB+.

(in thousands) Rating Level:	Notional Amount	Required Company Payment	Amount Company Would Collect	Net Total
Fall to Baa1/BBB+	$1,584,722	$(2,094)	$36,580	$34,486
Fall below Baa1/BBB+	7,564,791	(33,476)	99,234	65,758
Total	$9,149,513	$(35,570)	$135,814	$100,244

Additionally, if ratings from Moody's Investors Service fall below Baa2 or from Standard & Poor's Corporation fall below BBB, the Company would be required to pledge collateral equal to the net obligation, or net fair value, of the related exchange agreements due to the affected counterparty, if any.  At August 31, 2007, the net obligation totaled $2 million for the $494 million notional amount subject to this rating trigger.

(9)         Members' Subordinated Certificates

Membership Subordinated Certificates
CFC's members are required to purchase membership certificates as a condition of membership.  Such certificates are interest-bearing, unsecured, subordinated debt of CFC.  Members may purchase the certificates over time as a percentage of the amount they borrow from CFC.  RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.  CFC membership certificates typically have an original maturity of 100 years and pay interest at 5%.  The weighted average maturity for all membership subordinated certificates outstanding at August 31, 2007 and May 31, 2007 was 69 years.

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

(10)         Minority Interest

At August 31, 2007 and May 31, 2007, the Company reported minority interests of $20 million and $22 million, respectively, on the consolidated balance sheets.  Minority interest represents the 100% interest that RTFC and NCSC members have in their respective organizations.  The members of RTFC and NCSC own or control 100% of the interest in the respective company.

During the three months ended August 31, 2007, the balance of minority interest decreased by $2 million of minority interest net loss.

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

In July 2007, CFC's board of directors authorized the allocation of the fiscal year 2007 adjusted net earnings as follows: $1 million to the education fund and $104 million to members in the form of patronage capital.  The board of directors also authorized the allocation of $1 million to the members' capital reserve.  In July 2007, CFC's board of directors authorized the retirement of allocated net earnings totaling $86 million, representing 70% of the fiscal year 2007 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated net earnings.  This amount was returned to members in cash in September 2007.  Future allocations and retirements of net earnings will be made annually as determined by CFC's board of directors with due regard for CFC's financial condition.  The board of directors for CFC has the authority to change the policy for allocating and retiring net earnings at any time, subject to applicable cooperative law.

At August 31, 2007 and May 31, 2007, equity included the following components:

(in thousands)	August 31, 2007	May 31, 2007
Membership fees	$995	$997
Education fund	1,080	1,406
Members' capital reserve	158,347	158,308
Allocated net income	320,065	405,598
Unallocated net income	18,657	(23)
Total members' equity	499,144	566,286
Prior years cumulative derivative forward
value and foreign currency adjustments	131,551	225,849
Current period derivative forward value (1)	(30,062)	(79,744)
Current period foreign currency adjustments	-	(14,554)
Total retained equity	600,633	697,837
Accumulated other comprehensive income	12,129	12,204
Total equity	$612,762	$710,041
(1) Represents the derivative forward value loss recorded by CFC for the period.

(12)         Guarantees

The Company guarantees certain contractual obligations of its members so that they may obtain various forms of financing.  With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At August 31, 2007 and May 31, 2007, the Company had recorded a guarantee liability totaling $17 million and $19 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at August 31, 2007 and May 31, 2007 totaled $11 million and $13 million respectively based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure.  The remaining balance of the total guarantee liability of $6 million at August 31, 2007 and May 31, 2007 relates to the Company's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into or modified since January 1, 2003 in accordance with FIN No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34).  The non-contingent obligation is estimated based on guarantee fees collectible over the life of the guarantee.  The fees are deferred and amortized on the straight-line method into interest income over the term of the guarantees.

The Company deferred fees of $0.6 million for the three months ended August 31, 2007 and 2006 related to new guarantees issued during the periods.  Activity in the guarantee liability account is summarized below:

	For the three months ended August 31,		Year ended
(in thousands)	2007	2006	May 31, 2007
Beginning balance	$18,929	$16,750	$16,750
Net change in non-contingent liability	131	95	3,879
Recovery of contingent guarantee losses	(2,100)	(1,400)	(1,700)
Ending balance	$16,960	$15,445	$18,929

Liability as a percentage of total guarantees	1.57%	1.43%	1.76%

The following chart summarizes total guarantees by type and segment:

(in thousands)	August 31, 2007	May 31, 2007
Total by type:
Long-term tax exempt bonds (1)	$522,720	$526,185
Indemnifications of tax benefit transfers (2)	105,036	107,741
Letters of credit (3)	375,162	365,766
Other guarantees (4)	74,726	74,682
Total	$1,077,644	$1,074,374

Total by segment:
CFC:
Distribution	$219,758	$211,320
Power supply	792,721	797,009
Statewide and associate	24,479	25,359
CFC total	1,036,958	1,033,688
NCSC	40,686	40,686
Total	$1,077,644	$1,074,374

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

Of the amounts shown above, $395 million and $396 million as of August 31, 2007 and May 31, 2007, respectively, are adjustable or floating/fixed rate bonds.  The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering.  During the variable rate period (including at the time of conversion to a fixed rate), CFC has unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other purchasers.  CFC's maximum potential exposure includes guaranteed principal and interest related to the bonds.  CFC is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds.  As of August 31, 2007, CFC's maximum potential exposure for the $23 million of fixed rate tax-exempt bonds is $30 million.  Many of these bonds have a call provision that in the event of a default would allow CFC to trigger the call provision.  This would limit CFC's exposure to future interest payments on these bonds.  CFC's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues.  However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse CFC for any guarantee payments will be treated as a long-term loan.

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

(3) The maturities for this type of guarantee run through 2017.  Additionally, letters of credit totaling $9 million at August 31, 2007 have a term of one year and automatically extend for a period of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit).  The Company issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time.  Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued.  In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw.  Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date.  The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees.  As of August 31, 2007, the Company's maximum potential exposure is $375 million, of which $227 million is secured.  When taking into consideration reimbursement obligation agreements that CFC has in place with other lenders, CFC's maximum potential exposure related to $24 million of letters of credit would be reduced to $9 million in the event of default.  Security provisions include a mortgage lien on substantially all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table, under master letter of credit facilities, the Company may be required to issue up to an additional $381 million in letters of credit to third parties for the benefit of its members at August 31, 2007.  At May 31, 2007, this amount was $339 million.

(4) The maturities for this type of guarantee run through 2025.  CFC provides other guarantees for its members.  In the event of default by a system for non-payment of the obligation, CFC must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation.  Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover CFC's general and administrative expenses, a provision for losses and a reasonable margin.  The member is required to repay any amount advanced by CFC and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.  Of CFC's maximum potential exposure for guaranteed principal and interest totaling $75 million at August 31, 2007, $3 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $72 million is unsecured.

CFC uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

At both August 31, 2007 and May 31, 2007, CFC had a total of $221 million of guarantees, representing 20% and 21% of total guarantees, respectively, under which its right of recovery from its members was not secured.

(13)         Contingencies

The Company had the following loans outstanding classified as non-performing and restructured:

(in thousands)	August 31, 2007	May 31, 2007	August 31, 2006
Non-performing loans	$493,951	$501,864	$538,082

Restructured loans	597,038	603,305	623,840

Total	$1,090,989	$1,105,169	$1,161,922

(a) At August 31, 2007, May 31, 2007 and August 31, 2006, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.  At August 31, 2007 and May 31, 2007, $539 million and $545 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income.  At August 31, 2006, there were $563 million of restructured loans on non-accrual status.  A total of $1 million of interest income was accrued on restructured loans during the three months ended August 31, 2007 and 2006.

Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended August 31,
(in thousands)	2007	2006
Non-performing loans	$9,214	$10,474

Restructured loans	9,341	9,840

Total	$18,555	$20,314

(b) The Company classified $1,085 million and $1,099 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at August 31, 2007 and May 31, 2007, respectively.  The Company reserved $379 million and $397 million of the loan loss allowance for such impaired loans at August 31, 2007 and May 31, 2007, respectively.  The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.  Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance.  The Company accrued a total of $1 million of interest income on impaired loans for the three months ended August 31, 2007 and 2006.  The average recorded investment in impaired loans for the three months ended August 31, 2007 and 2006 was $1,099 million and $1,301 million, respectively.

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

(c) At August 31, 2007 and May 31, 2007, CFC had a total of $539 million and $545 million, respectively, of loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers.  All loans have been on non-accrual status since January 1, 2001. Total loans to CoServ at August 31, 2007 and May 31, 2007 represented 2.9% of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, CFC restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to CFC through December 2037.  As part of the restructuring, CFC may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  When CoServ requests capital expenditure loans from CFC, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC.  As of August 31, 2007, $20 million has been advanced to CoServ under this loan facility.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

CoServ and CFC have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  CFC's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at August 31, 2007.

(d) VarTec Telecom, Inc. ("VarTec") was a telecommunications company and RTFC borrower located in Dallas, Texas.  The Company was VarTec's principal senior secured creditor.

VarTec and 16 of its U.S.-based affiliates, which were guarantors of VarTec's debt to RTFC, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004 in Dallas, Texas.  The cases were converted in 2006 to Chapter 7 proceedings, administered by a Chapter 7 trustee.

Non-performing loans at May 31, 2007 included $9 million to VarTec.  On June 4, 2007, the Bankruptcy Court approval of a settlement of litigation against the Company became final, pursuant to which (a) all claims against the Company were dismissed with prejudice and fully released, (b) a portion of the proceeds from the collateral that had been provisionally applied to the Company’s secured debt was reallocated to VarTec creditors, including the Company, and (c) an administrative debtor-in-possession (“DIP”) financing facility owed by VarTec bankruptcy estates to the Company was reduced to $6 million.  The Company’s remaining claims will share in further recoveries by the bankruptcy estates.  As a result of the settlement of the litigation, the Company wrote off $44 million of pre-petition debt during the fourth quarter of fiscal year 2007 and wrote off $17 million in the first quarter of fiscal year 2008.

At August 31, 2007, the Company had a receivable for $6 million, which has a payment priority from the bankruptcy estates; in addition, the Company will share in recoveries that are in excess of the amount required to repay the DIP financing and cover expenses of the estates.

(e) Innovative Communication Corporation ("ICC") is a diversified telecommunications company and RTFC borrower headquartered in St. Croix, United States Virgin Islands ("USVI").  In the USVI, through its subsidiary Virgin Islands Telephone Corporation d/b/a Innovative Telephone ("Vitelco"), ICC provides cellular, wireline local and long-distance telephone, cable television, and Internet access services.  Through other subsidiaries, ICC provides telecommunications, cable television, and Internet access services in the eastern and southern Caribbean and mainland France.

As of August 31, 2007 and May 31, 2007, RTFC had $494 million and $493 million, respectively, in loans outstanding to ICC.  Loans outstanding to ICC continue to increase due to accrued legal costs associated with ongoing litigation to recover the outstanding loan balance.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to the Company since June 2005.

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

On July 31, 2006, ICC-LLC, Emcom and Prosser, individually, each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, now pending  in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division.  Each of the debtors is obligated to RTFC, for certain obligations of ICC, including court judgments.  On February 13, 2007, the Bankruptcy Court ordered the appointment of a Chapter 11 trustee for the ICC-LLC and Emcom bankruptcy estates and an examiner for Prosser’s bankruptcy estate.

On August 2, 2007, the Bankruptcy Court entered an order declaring that the debtors could not satisfy the RTFC judgments at a discount.  Prosser, individually, has filed a notice of appeal of the order; none of the other debtors has sought review of the order.

On September 7, 2007, the Bankruptcy Court entered an order authorizing the Chapter 11 trustee for the Emcom bankruptcy estate to exercise control over the common stock of ICC, including authority to vote the stock to, among other things, facilitate a refinancing or sale of ICC and its assets.

On September 21, 2007, the United States District Court for the Virgin Islands, Bankruptcy Division, in response to an involuntary petition filed by the Greenlight Entities, entered an order for relief under Chapter 11 of the United States Bankruptcy Code thereby placing ICC in its own bankruptcy proceeding.  In response to a motion by RTFC, the Bankruptcy Court ordered appointment of a Chapter 11 trustee for ICC on October 3, 2007.  Certain parties have moved for reconsideration of and/or appealed one or more orders of the Bankruptcy Court and have requested a stay pending ruling by the District Court.  RTFC believes both that the moving parties have no standing and that the motion to reconsider and appeal have no merit.

In response to a motion by the Greenlight Entities, joined by RTFC, the Bankruptcy Court converted Prosser’s individual Chapter 11 bankruptcy to a Chapter 7 liquidation on October 3, 2007.  Prosser has filed a motion for reconsideration of the conversion order, and has requested a stay pending reconsideration.

In most cases, the sale (as part of the reorganization process) of ICC or any of its subsidiaries engaged in a regulated telecommunications or cable television business, or of the regulated assets of ICC or its subsidiaries, will require the prior consent of the respective regulators in the United States (including the Federal Communications Commission and the U.S. Virgin Islands Public Services Commission), the British Virgin Islands, France and its Caribbean territories, and the Netherlands Antilles.  In certain limited cases, only a post-transaction notification will be required.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at August 31, 2007.

(f) Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama.  Pioneer had also invested in a propane gas operation, which it has sold.  Pioneer has experienced deterioration in its financial condition as a result of losses in the gas operation.  At August 31, 2007 and May 31, 2007, CFC had a total of $52 million in loans outstanding to Pioneer.  Pioneer was current with respect to all debt service payments at August 31, 2007.  All loans to Pioneer remain on accrual status with respect to the recognition of interest income.  CFC is the principal creditor to Pioneer.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at August 31, 2007.

(14)	Segment Information

The Company's consolidated financial statements include the financial results of CFC, RTFC and NCSC.  Full financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance.  The CFC segment includes the consolidation of entities controlled by CFC and created to hold foreclosed assets and effect loan securitization transactions and intercompany transaction elimination entries.  The segment presentation for the three months ended August 31, 2007 and 2006 reflect the operating results of each of the three companies as a separate segment.

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

The following chart contains the consolidated statement of operations for the three months ended August 31, 2007 and consolidated balance sheet information as of August 31, 2007.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$234,806	$24,029	$9,119	$267,954
Interest expense	(216,761)	(22,630)	(7,934)	(247,325)
Net interest income	18,045	1,399	1,185	20,629

Non-interest income:
Rental and other income	189	-	162	351
Derivative cash settlements	8,165	-	164	8,329
Results of operations of foreclosed assets	1,960	-	-	1,960
Total non-interest income	10,314	-	326	10,640

Non-interest expense:
General and administrative expenses	(11,261)	(1,179)	(870)	(13,310)
Recovery of guarantee liability	2,100	-	-	2,100
Derivative forward value	(30,062)	-	(3,538)	(33,600)
Loss on sale of loans	(518)	-	-	(518)
Total non-interest expense	(39,741)	(1,179)	(4,408)	(45,328)

(Loss) income prior to income taxes and minority
interest	(11,382)	220	(2,897)	(14,059)
Income taxes	-	(1)	1,100	1,099
Net (loss) income per segment reporting	$(11,382)	$219	$(1,797)	$(12,960)

Reconciliation of net loss:
Net loss per segment reporting				$(12,960)
Minority interest, net of income taxes				1,578
Net loss per consolidated statement of operations				$(11,382)

Assets:
Loans to members	$15,758,812	$1,812,947	$465,555	$18,037,314
Less: Allowance for loan losses	(544,561)	-	(518)	(545,079)
Loans to members, net	15,214,251	1,812,947	465,037	17,492,235
Other assets	650,732	198,876	45,484	895,092
Total assets	$15,864,983	$2,011,823	$510,521	$18,387,327

The following chart contains the consolidated statement of operations for the three months ended August 31, 2006 and consolidated balance sheet information at August 31, 2006.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$228,992	$28,113	$7,584	$264,689
Interest expense	(222,744)	(26,508)	(6,752)	(256,004)
Net interest income	6,248	1,605	832	8,685

Non-interest income:
Rental and other income	153	-	164	317
Derivative cash settlements	15,152	-	103	15,255
Results of operations of foreclosed assets	3,002	-	-	3,002
Total non-interest income	18,307	-	267	18,574

Non-interest expense:
General and administrative expenses	(10,646)	(1,326)	(756)	(12,728)
Recovery of guarantee liability	1,400	-	-	1,400
Derivative forward value	(61,649)	-	(1,702)	(63,351)
Foreign currency adjustments	3,321	-	-	3,321
Total non-interest expense	(67,574)	(1,326)	(2,458)	(71,358)

(Loss) income prior to income taxes and minority
interest	(43,019)	279	(1,359)	(44,099)
Income taxes	-	198	516	714
Net (loss) income per segment reporting	$(43,019)	$477	$(843)	$(43,385)

Reconciliation of net loss:
Net loss per segment reporting				$(43,385)
Minority interest, net of income taxes				366
Net loss per consolidated statement of operations				$(43,019)

Assets:
Loans to members	$15,909,782	$2,034,521	$393,537	$18,337,840
Less: Allowance for loan losses	(610,671)	-	(747)	(611,418)
Loans to members, net	15,299,111	2,034,521	392,790	17,726,422
Other assets	946,121	223,420	35,687	1,205,228
Total assets	$16,245,232	$2,257,941	$428,477	$18,931,650

(15)	Subsequent Events

Subsequent to the end of the quarter, holders of $2,040 million of the Company’s extendible debt elected not to extend the maturity.  As a result, a total of $1,795 million of extendible debt reported in long-term debt at August 31, 2007 will be reclassified as short-term debt during the quarter ended November 30, 2007 based on maturity dates in September and October 2008.  The remaining the $245 million of extendible debt will mature in October 2009.

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

This Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions, whether in the negative or affirmative. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss allowance, net income growth, leverage and debt to equity ratios, and borrower financial performance are forward-looking statements.  Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.  Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes, governmental monetary and fiscal policies, changes in tax policies, changes in interest rates, demand for our loan products, changes in the quality or composition of our loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic and governmental factors affecting our operations.  Some of these and other factors are discussed in our annual and quarterly reports previously filed with the Securities and Exchange Commission ("SEC").  Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-Q, in addition to Part I, Item 1A, Risk Factors in the Company's Form 10-K for the year ended May 31, 2007.

Restatement
Subsequent to the issuance of the May 31, 2006 consolidated financial statements, the Company’s management identified an error in the recording of interest expense on foreign denominated debt and the cash settlement income from foreign currency exchange agreements, as well as the related accrued interest payable and accrued interest receivable.  The Company was using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the average spot foreign currency exchange rate during the income statement period to convert the interest expense on the foreign denominated debt and foreign exchange agreement income to U.S. dollars.  The Company was also using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the spot foreign currency exchange rate at the end of the balance sheet period to convert the accrued interest payable and accrued interest receivable to U.S. dollars.  The interest expense on the foreign denominated debt and the cash settlement income from the foreign currency exchange agreement are equal and offsetting amounts, as the Company uses the amount received under the exchange agreement to pay the interest expense on the foreign denominated debt.  The amounts for the accrued interest payable and accrued interest receivable are also offsetting.  As a result of this error, interest expense and cash settlement income were understated by $4 million for the three months ended August 31, 2006.  The Company subtracts the net accrual from the last settlement date on its derivatives at each period end in the calculation of the related fair value, so the error in the calculation of the income receivable on the foreign exchange agreements also impacted the fair value of the derivatives recorded as a derivative asset.  Thus this correction also impacts the change in the fair value of the derivatives reported in the derivative forward value line on the consolidated statement of operations.  The derivative forward value loss and net loss lines were understated by $3 million for the three months ended August 31, 2006.  There is no impact on cash flows from operating activities or the total change in cash in the consolidated statements of cash flows.

The Company has revised the Management’s Discussion and Analysis for the effects of this restatement.

Overview
In this report the Company will provide analysis on its results of operations, financial condition, liquidity and market risk.  The Company will also provide analysis of trends and significant transactions completed in the period covered by the report.

The Company provides financial products to its rural electric and telecommunications members at the lowest cost in relation to the financial performance and strength required to maintain strong credit ratings.  The Company's access to the capital markets at levels that allow it to keep cost to the members low is dependent on maintaining strong credit ratings.  See page 45 for detail on the current ratings for the Company's public debt.

Financial Overview
Results of Operations
The Company uses a times interest earned ratio (“TIER”) instead of the dollar amount of net interest income or net income as its primary performance indicator, since its net income in dollar terms is subject to fluctuation as interest rates change.  TIER is a measure of the Company's ability to cover the interest expense on its debt obligations.  TIER is calculated by dividing the sum of interest expense and the net income prior to the cumulative effect of change in accounting principle by the interest expense.

For the three months ended August 31, 2007, the Company reported a net loss of $11 million compared to a net loss of $43 million for the prior year period, thus the TIER calculation for both periods results in a value below 1.00.  For the three months ended August 31, 2007, the Company reported an adjusted net income of $20 million and adjusted TIER of 1.09, compared to an adjusted net income of $17 million and adjusted TIER of 1.07 for the prior year period.  We calculate adjusted net income by excluding the impact of derivatives and foreign currency adjustments and including minority interest.  We calculate adjusted TIER by excluding the impact of the derivative forward value and foreign currency adjustments from net income, including minority interest in net income and including all derivative cash settlements in the interest expense.   See "Non-GAAP Financial Measures" for more information on the adjustments the Company makes to its financial results for the purposes of its own analysis and covenant compliance.

During the three months ended August 31, 2007, the Company's earnings were impacted by the level of loans on non-accrual status.  Holding loans on non-accrual status resulted in a reduction of $19 million and $20 million to reported interest income for the three months ended August 31, 2007 and 2006, respectively.  During fiscal year 2008, the Company expects the outstanding balance on the current loans on non-accrual status to decrease due to loan write-offs and principal repayments.  The Company wrote off $17 million related to VarTec Telecom, Inc. (“VarTec”) during the first quarter of fiscal year 2008.   In addition, it is expected that Denton County Electric Cooperative, Inc. d/b/a CoServ Electric (“CoServ”) will make scheduled quarterly payments totaling $25 million in fiscal year 2008, which will all be applied as a reduction to principal.

The reduction to the amount of loans on non-accrual status should result in an increase to the adjusted net interest income yield over the remainder of fiscal year 2008.  Changes to the Company's variable interest rates may mirror changes to the federal funds rate.  The calculated impairment on the Company's loans increases or decreases with the increases and decreases to the Company's variable interest rates.  Based on the current balance of impaired loans at August 31, 2007, an increase or decrease of 25 basis points to the Company's variable interest rates results in an increase or decrease of approximately $7 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.  On October 1, 2007, CFC lowered variable interest rates by 25 basis points which will result in the approximate $7 million decrease to the calculated impairment on loans.

Financial Condition
At August 31, 2007, the Company's total loans outstanding decreased by $91 million or less than 1% from May 31, 2007.  At August 31, 2007, CFC loans outstanding decreased by $46 million, RTFC loans outstanding decreased by $47 million, and NCSC loans outstanding increased by $2 million compared to May 31, 2007.  CFC loans outstanding decreased due to the sale of $40 million of CFC distribution loans at par in a loan securitization transaction in August 2007.  CFC expects to continue such loan sales on a periodic basis.  See further discussion in “Results of Operations”.

The Company expects that the balance of the loan portfolio will remain relatively stable during the remainder of fiscal year 2008.  Loans from the Federal Financing Bank ("FFB"), a division of the U.S. Treasury Department, with a Rural Utilities Service (“RUS”) guarantee, represent a lower cost option for rural electric utilities compared to the Company.  The Company anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to fund the loan, and from power supply systems.  The Company anticipates that the RTFC loan balance will continue to decline due to long-term loan amortization, lower levels of capital expenditure requirements and asset acquisitions in the rural telecommunications marketplace.

During the three months ended August 31, 2007, short-term debt decreased by $219 million and long-term debt increased by $7 million.  Long-term debt was impacted by the additional $500 million borrowed under the Rural Economic Development Loan and Grant (“REDLG”) program in August 2007 offset by $500 million of secured notes payable reclassified to short-term debt based on the maturity of the debt.  The additional REDLG funds were used to pay down maturing medium-term notes and commercial paper, which decreased short-term debt.  Short-term debt also decreased due to the redemption of $175 million of subordinated deferrable debt in June 2007.

Total equity decreased $97 million from May 31, 2007 to August 31, 2007 due to the board authorized patronage capital retirement totaling $86 million and a net loss of $11 million for the three months ended August 31, 2007.  Under GAAP, the Company's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements.  As a result, it is difficult to predict the future changes in the Company's reported GAAP equity due to the uncertainty of the movement in future interest rates.  In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of Statement of Financial Accounting Standards (“SFAS”) 133 and 52.

Liquidity
At August 31, 2007, the Company had $2,354 million of commercial paper, daily liquidity fund and bank bid notes and $1,854 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months.  Members held commercial paper (including the daily liquidity fund) which totaled $1,614 million or approximately 72% of the total commercial paper outstanding at August 31, 2007.  Commercial paper issued through dealers and bank bid notes totaled $596 million and represented 3% of total debt outstanding at August 31, 2007.  The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during the remainder of fiscal year 2008.  During the next twelve months, the Company plans to refinance the $1,854 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt.

CFC uses member loan repayments, capital market debt issuance, private debt issuance, member investments, and net income to fund its operations.  In addition, the Company maintains both short-term and long-term bank lines in the form of revolving credit agreements with its bank group.  Members pay a small membership fee and are typically required to purchase subordinated certificates as a condition to receiving a long-term loan advance and as a condition of membership.  CFC has a need for funding to make loan advances to its members, to make interest payments on its public and private debt and to make payments of principal on its maturing debt.  To facilitate open access to the capital markets, CFC is a regular issuer of debt, maintains strong credit ratings and has shelf registrations on file with the SEC.  The Company qualifies as a well-known seasoned issuer under SEC rules.

In June 2007, holders of $10 million of the Company’s extendible debt elected not to extend the maturity.  As a result, the $10 million of extendible debt was reclassified from long-term debt to short-term debt based on a maturity date of August 2008.  Subsequent to the end of the quarter, holders of $2,040 million of the Company’s extendible debt elected not to extend the maturity.  As a result, a total of $1,795 million of extendible debt reported in long-term debt at August 31, 2007 will be reclassified as short-term debt during the quarter ended November 30, 2007 based on maturity dates in September and October 2008.  The remaining $245 million of extendible debt will mature in October 2009.

New Accounting Pronouncements
On June 1, 2007, the Company adopted SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS 133 and 140. SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company’s adoption of SFAS 155 did not have a material impact on the Company's financial position or results of operations.

On June 1, 2007, the Company adopted SFAS 156, Accounting for Servicing of Financial Assets.  SFAS 156 requires the initial measurement of all separately recognized servicing assets and liabilities at fair value and permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  The Company’s adoption of SFAS 156 did not have a material impact on the Company's financial position or results of operations.

On June 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109.  FIN 48 clarifies the accounting for income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company’s adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations.

Results of Operations

Three Months Ended August 31, 2007 versus August 31, 2006
The following chart presents the results of operations for the three months ended August 31, 2007 versus 2006.

	For the three months ended August 31,		Increase/
(Dollar amounts in millions)	2007	2006	(Decrease)
Interest income	$268	$265	$3
Interest expense	(247)	(256)	9
Net interest income	21	9	12
Provision for loan losses	-	-	-
Net interest income after provision for loan losses	21	9	12

Non-interest income:
Derivative cash settlements	8	15	(7)
Results of operations of foreclosed assets	2	3	(1)
Total non-interest income	10	18	(8)

Non-interest expense:
Salaries and employee benefits	(9)	(9)	-
Other general and administrative expenses	(4)	(4)	-
Recovery of guarantee liability	2	2	-
Derivative forward value	(33)	(63)	30
Foreign currency adjustments	-	3	(3)
Loss on sale of loans	(1)	-	(1)
Total non-interest expense	(45)	(71)	26

Loss prior to income taxes and minority interest	(14)	(44)	30

Income taxes	1	1	-
Minority interest, net of income taxes	2	-	2
Net loss	$(11)	$(43)	$32

TIER (1)	-	-
Adjusted TIER (2)	1.09	1.07

(1) For the three months ended August 31, 2007 and 2006, the Company reported a net loss of $11 million and $43 million, respectively, thus the TIER calculation results in a value below 1.00.
(2) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net income, to include minority interest in net income and to include all derivative cash settlements in the interest expense.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the three months ended August 31,		Increase/
	2007	2006	(Decrease)
Interest income	5.86%	5.73%	0.13%
Interest expense	(5.40)%	(5.53)%	0.13%
Net interest income	0.46%	0.20%	0.26%
Provision for loan losses	-	-	-
Net interest income after provision for loan losses	0.46%	0.20%	0.26%

Non-interest income:
Derivative cash settlements	0.17%	0.32%	(0.15)%
Results of operations of foreclosed assets	0.05%	0.07%	(0.02)%
Total non-interest income	0.22%	0.39%	(0.17)%

Non-interest expense:
Salaries and employee benefits	(0.19)%	(0.19)%	-
Other general and administrative expenses	(0.09)%	(0.09)%	-
Recovery of guarantee liability	0.04%	0.04%	-
Derivative forward value	(0.72)%	(1.36)%	0.64%
Foreign currency adjustments	-	0.07%	(0.07)%
Loss on sale of loans	(0.02)%	-	(0.02)%
Total non-interest expense	(0.98)%	(1.53)%	0.55%
Loss prior to income taxes and minority interest	(0.30)%	(0.94)%	0.64%
Income taxes	0.02%	0.02%	-
Minority interest, net of income taxes	0.04%	-	0.04%
Net loss	(0.24)%	(0.92)%	0.68%

Adjusted net interest income (1)	0.63%	0.52%	0.11%
Adjusted loss prior to income taxes and minority interest (2)	0.42%	0.35%	0.07%

(1) Adjusted to include derivative cash settlements in the interest expense.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.
(2) Adjusted to exclude derivative forward value and foreign currency adjustments.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

CFC's net interest income will increase or decrease due to changes in loan volume and the rates that it receives on its loans and pays on its sources of funding.  CFC's loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to interest income, interest expense and net interest income due to changes in loan volume versus changes to interest rates.  For comparability purposes, average daily loan volume is used as the denominator in calculating interest income yield, interest expense rates and net interest income yield.

Management calculates an adjusted net interest expense, which includes all derivative cash settlements.  The following table also includes a breakout of the change to derivative cash settlements due to changes in the average notional amount of its derivative portfolio versus changes to the net difference between the average rate paid and the average rate received. See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Volume Rate Variance Table
(Dollar amounts in millions)

	For the three months ended August 31,
	2007			2006			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income
CFC	$15,820	$235	5.89%	$15,894	$229	5.72%	$(1)	$7	$6
RTFC	1,855	24	5.14%	2,065	28	5.40%	(3)	(1)	(4)
NCSC	462	9	7.84%	397	8	7.58%	1	-	1
Total	$18,137	$268	5.86%	$18,356	$265	5.73%	$(3)	$6	$3

Interest expense
CFC	$15,820	$(217)	(5.44)%	$15,894	$(223)	(5.56)%	$1	$5	$6
RTFC	1,855	(22)	(4.84)%	2,065	(26)	(5.09)%	3	1	4
NCSC	462	(8)	(6.82)%	397	(7)	(6.75)%	(1)	-	(1)
Total	$18,137	$(247)	(5.40)%	$18,356	$(256)	(5.53)%	$3	$6	$9

Net interest income
CFC	$15,820	$18	0.45%	$15,894	$6	0.16%	$-	$12	$12
RTFC	1,855	2	0.30%	2,065	2	0.31%	-	-	-
NCSC	462	1	1.02%	397	1	0.83%	-	-	-
Total	$18,137	$21	0.46%	$18,356	$9	0.20%	$-	$12	$12

Derivative cash settlements (3)
CFC	$12,424	$8	0.26%	$12,444	$15	0.48%	$-	$(7)	$(7)
NCSC	210	-	-	97	-	-	-	-	-
Total	$12,634	$8	0.26%	$12,541	$15	0.48%	$-	$(7)	$(7)

Adjusted interest expense (4)
Total	$18,137	$(239)	(5.23)%	$18,356	$(241)	(5.21)%	$3	$(1)	$2

(1) Variance due to volume is calculated using the following formula: [(current period average balance - prior year average balance) x prior year average rate].
(2) Variance due to rate is calculated using the following formula: [(current period average rate - prior year average rate) x current period average balance].
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

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the chart above is summarized as follows by income type and as a percentage of average loans outstanding:

	For the three months ended August 31,
	2007		2006
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed rate loans (1)	$214		$205		$9
Interest on long-term variable rate loans (1)	25		32		(7)
Interest on short-term loans (1)	20		18		2
Total interest income on loans	259	5.67%	255	5.51%	4
Interest on investments (2)	3	0.07%	2	0.04%	1
Conversion fees (3)	2	0.04%	3	0.07%	(1)
Make-whole and prepayment fees (4)	2	0.04%	1	0.02%	1
Commitment and guarantee fees (5)	1	0.02%	4	0.09%	(3)
Other fees	1	0.02%	-	-	1
Total interest income	$268	5.86%	$265	5.73%	$3

(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash.
(3) Conversion fees are deferred and recognized using the interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion which is recognized immediately.
(4) Make-whole and prepayment fees are charged for the early repayment of principal and are recognized when collected.
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

The $3 million or 1% increase to the total interest income for the three months ended August 31, 2007 as compared to the prior year period was due to the repricing of fixed rate loans at higher interest rates offset by slightly lower loan volume.  Interest rates for approximately $846 million of CFC long-term fixed rate loans were repriced in January 2007 with 89% selecting a new fixed rate.  The weighted average interest rate of long-term loans subject to repricing in January 2007 was approximately 4.72%, which is significantly lower than the CFC fixed interest rates available to members at that time of between 6.95% and 7.30% (depending on the term selected).  The increase in CFC fixed interest rates was partly offset by the decrease in RTFC loan volume.

For the three months ended August 31, 2007, the Company had a reduction to interest income of $19 million due to non-accrual loans compared to a reduction of $20 million for the prior year period.  The impact on CFC interest income of non-accrual loans was a reduction of $10 million for the three months ended August 31, 2007 and 2006.  The impact on RTFC interest income of non-accrual loans was a reduction of $9 million and $10 million, respectively, for the three months ended August 31, 2007 and 2006.  The impact of non-accrual loans on interest income is included in the rate variance in the chart above.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the chart above is summarized as follows by expense type and as a percentage of average loans outstanding:

	For the three months ended August 31,
	2007		2006
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense - commercial paper and bid notes (1)	$38		$47		$(9)
Interest expense - medium-term notes (1)	83		95		(12)
Interest expense - collateral trust bonds (1)	65		51		14
Interest expense - subordinated deferrable debt (1)	5		9		(4)
Interest expense - subordinated certificates (1)	12		12		-
Interest expense - long-term private debt (1)	31		30		1
Total interest expense on debt	234	5.12%	244	5.27%	(10)
Debt issuance costs (2)	2	0.04%	2	0.04%	-
Commitment and guarantee fees (3)	4	0.09%	4	0.09%	-
Loss on extinguishment of debt (4)	6	0.13%	5	0.11%	1
Other fees	1	0.02%	1	0.02%	-
Total interest expense	$247	5.40%	$256	5.53%	$(9)
(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to debt issuance, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.  Also includes issuance costs related to dealer commercial paper.
(3) Includes various fees related to funding activities, including fees paid to banks participating in the Company's revolving credit agreements and fees paid under bond guarantee agreements with RUS as part of the REDLG program.  Fees are recognized as incurred or amortized on a straight-line basis over the life of the respective agreement.
(4) Represents the loss on the early retirement of debt including the write-off of unamortized discount, premium and issuance costs.

The $9 million decrease to the total interest expense for the three months ended August 31, 2007 as compared to the prior year period was due to a reduction in the amount of debt outstanding.  The additional $500 million borrowed under the REDLG program in August 2007 was used to pay down commercial paper and maturing medium-term notes.  As a result of the guarantee of repayment by the RUS, these funds often represent a lower cost compared to the Company's other forms of long-term debt.  In addition, the $175 million of 7.40% subordinated deferrable debt redeemed in June 2007 was replaced with commercial paper with a significantly lower interest rate.  The Company redeemed these securities at par and recorded a charge of $6 million in interest expense for the unamortized issuance costs in the first quarter of fiscal year 2008.

The adjusted interest expense, which includes all derivative cash settlements, for the three months ended August 31, 2007 decreased by $2 million compared to the prior year period due to the $9 million decrease to interest expense noted above offset by the $7 million decrease in derivative cash settlements described below.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income
The change in the line items described above resulted in an increase in net interest income of $12 million for the three months ended August 31, 2007 compared to the prior year period.  The adjusted net interest income, which includes all derivative cash settlements, for the three months ended August 31, 2007 was $29 million, an increase of $5 million from the prior year period.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense, and therefore net interest income.

Derivative Cash Settlements
The $7 million decrease in cash settlements for the three months ended August 31, 2007 compared to the prior year period is due to the decrease to the net rate earned by the Company on exchange agreements as compared to the prior year period.

Results of Operations of Foreclosed Assets
Income from the operation of foreclosed assets decreased by $1 million for the three months ended August 31, 2007 compared to the prior year period due to a 30% decrease in the outstanding balance.  At August 31, 2007, the remaining balance of foreclosed assets is comprised of real estate developer notes receivable and limited partnership interests in certain real estate developments.

Derivative Forward Value
The $30 million decrease in the derivative forward value during the three months ended August 31, 2007 compared to the prior year period is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts.

Foreign Currency Adjustments
There was no foreign denominated debt outstanding during the three months ended August 31, 2007, therefore resulting in a $3 million decrease to foreign currency adjustments compared to the prior year period.  During the three months ended August 31, 2006, the Company had medium-term notes denominated in Euros and Australian dollars totaling $434 million and $282 million, respectively.  As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance.  To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt is reported on the consolidated statements of operations as foreign currency adjustments.  At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity.

Loss on Sale of Loans
On August 10, 2007, the Company entered into an agreement to sell $74 million of distribution mortgage loans to the Federal Agricultural Mortgage Corporation (“Farmer Mac”) for $74 million.  The distribution mortgage loans were sold at 100% of the outstanding principal balance.  A total of $40 million of the distribution mortgage loans were transferred on August 10, 2007 and the remaining $34 million will be transferred on January 2, 2008.  The transaction qualifies for sale treatment under SFAS 140.  The Company recorded a loss on sale of loans totaling $0.5 million related to costs associated with the transaction and unamortized deferred loan origination costs for the loans sold.  The Company does not hold any continuing interest in the loans sold and had no obligation to repurchase loans from the purchaser.  The Company services the loans in return for a market fee of 30 basis points and thus does not record a serving asset or liability.

Net Loss
The change in the line items described above result in a net loss of $11 million for the three months ended August 31, 2007 compared to a net loss of $43 million for the prior year period.  The adjusted net income, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $20 million, compared to $17 million for the prior year period.  See “Non-GAAP Financial Measures” for the further explanation of the adjustments the Company makes in its financial analysis to net income.

Ratio of Earnings to Fixed Charges
The following chart provides the calculation of the ratio of earnings to fixed charges for the three months ended August 31, 2007 and 2006.  The ratio of earnings to fixed charges is the same calculation as TIER.  See “Results of Operations” for discussion on TIER and adjustments that the Company makes to the TIER calculation.

	Three months ended August 31,
(Dollar amounts in thousands)	2007	2006
Loss prior to cumulative effect of
change in accounting principle	$(11,382)	$(43,019)
Add: fixed charges	247,325	256,004

Earnings available for fixed charges	$235,943	$212,985

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$247,325	$256,004

Ratio of earnings to fixed charges (1)	-	-
(1) For the three months ended August 31, 2007 and 2006, earnings were insufficient to cover fixed charges by $11 million and $43 million, respectively.

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

The following chart summarizes loans by type and by segment:

					Increase/
(Dollar amounts in millions)	August 31, 2007		May 31, 2007		(Decrease)
Loans by type:
Long-term loans (1):
Long-term fixed rate loans	$14,736	82%	$14,881	82%	$(145)
Long-term variable rate loans	2,049	11%	2,032	11%	17
Total long-term loans	16,785	93%	16,913	93%	(128)
Short-term loans (2)	1,252	7%	1,215	7%	37
Total loans	$18,037	100%	$18,128	100%	$(91)

CFC:
Distribution	$12,891	71%	$12,828	71%	$63
Power supply	2,749	15%	2,858	16%	(109)
Statewide and associate	119	1%	119	1%	-
CFC total	15,759	87%	15,805	88%	(46)
RTFC	1,813	10%	1,860	10%	(47)
NCSC	465	3%	463	2%	2
Total loans	$18,037	100%	$18,128	100%	$(91)
(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured short-term loans that are subject to interest rate adjustment monthly or semi-monthly.

The Company's loans outstanding decreased $91 million or less than 1% during the three months ended August 31, 2007. CFC loans outstanding decreased due to the sale of $40 million of CFC distribution loans in a loan securitization transaction in August 2007 and the prepayment of $64 million of power supply loans to one borrower in July 2007. Long-term fixed rate loans at August 31, 2007 and May 31, 2007 represented 88% of total long-term loans.  Loans converting from a fixed rate to a variable rate for the three months ended August 31, 2007 totaled $57 million, which was offset by $19 million of loans that converted from a variable rate to a fixed rate.  This resulted in a net conversion of $38 million from a fixed rate to a variable rate for the three months ended August 31, 2007.  For the three months ended August 31, 2006, loans converting from a variable rate to a fixed rate totaled $82 million, which was offset by $17 million of loans that converted from a fixed rate to a variable rate.  This resulted in a net conversion of $65 million from a variable rate to a fixed rate for the three months ended August 31, 2006.

The following chart summarizes loans and guarantees outstanding by segment:

(Dollar amounts in millions)	August 31, 2007		May 31, 2007
CFC:
Distribution	$13,111	69%	$13,039	68%
Power supply	3,541	18%	3,655	19%
Statewide and associate	144	1%	145	1%
CFC Total	16,796	88%	16,839	88%
RTFC	1,813	9%	1,860	10%
NCSC	506	3%	503	2%
Total	$19,115	100%	$19,202	100%

The following table summarizes the RTFC segment loans and guarantees outstanding:

(Dollar amounts in millions)	August 31, 2007		May 31, 2007
Rural local exchange carriers	$1,592	88%	$1,630	88%
Cable television providers	154	9%	155	8%
Fiber optic network providers	35	2%	37	2%
Competitive local exchange carriers	24	1%	21	1%
Wireless providers	4	-	4	-
Long distance carriers	-	-	9	1%
Other	4	-	4	-
Total	$1,813	100%	$1,860	100%

The Company's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories.  At August 31, 2007 and May 31, 2007, loans outstanding to members in any one state or territory did not exceed 15% of total loans outstanding.

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

Total exposure, as defined by the policy, includes the following:
•	loans outstanding, excluding loans guaranteed by RUS,
•	the Company's guarantees of the borrower's obligations,
•	unadvanced loan commitments,
•	borrower guarantees to the Company of another borrower's debt, and
•	other indebtedness of any kind unless guaranteed by the U.S. government.

At August 31, 2007 and May 31, 2007, the total exposure outstanding to any one borrower or controlled group did not exceed 2.9% and 3.0%, respectively, of total loans and guarantees outstanding.  At August 31, 2007 and May 31, 2007, the ten largest borrowers included six distribution systems, two power supply systems and two telecommunications systems.  The following chart shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment:

	August 31, 2007		May 31, 2007
(Dollar amounts in millions)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$3,305		$3,307
Guarantees	79		77
Total credit exposure to ten largest borrowers	$3,384	18%	$3,384	18%

Total by segment:
CFC	$2,690		$2,691
RTFC	694		693
Total credit exposure to ten largest borrowers	$3,384	18%	$3,384	18%

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

The following table summarizes the Company's unsecured credit exposure as a percentage of total exposure by type and by segment:

	August 31, 2007		May 31, 2007
(Dollar amounts in millions)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$1,626		$1,634
Guarantees	221		221
Total unsecured credit exposure	$1,847	10%	$1,855	10%

Total by segment:
CFC	$1,555		$1,559
RTFC	228		230
NCSC	64		66
Total unsecured credit exposure	$1,847	10%	$1,855	10%

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria are met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment on the original terms is not anticipated, or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, the Company typically places the loan on non-accrual status and reverses all accrued and unpaid interest back to the date of the last payment.  The Company generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition.  At August 31, 2007 and May 31, 2007, the Company had non-performing loans outstanding in the amount of $494 million and $502 million, respectively.  All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At August 31, 2007 and May 31, 2007, non-performing loans include $494 million and $493 million, respectively, to Innovative Communication Corporation (“ICC”).  Loans outstanding to ICC continue to increase due to accrued legal costs associated with ongoing litigation to recover the outstanding loan balance.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to the Company since June 2005.  RTFC is the primary secured lender to ICC.

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

On July 31, 2006, ICC's immediate parent, Emerging Communication, Inc., a Delaware corporation ("Emcom"), Emcom's parent, Innovative Communication Company LLC, a Delaware limited liability company ("ICC-LLC") and Prosser, individually, each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, now pending  in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division.  Each of the debtors is obligated to RTFC, for certain obligations of ICC, including court judgments.  On February 13, 2007, the Bankruptcy Court ordered the appointment of a Chapter 11 trustee for the ICC-LLC and Emcom bankruptcy estates and an examiner for Prosser’s bankruptcy estate.

On August 2, 2007, the Bankruptcy Court entered an order declaring that the debtors could not satisfy the RTFC judgments at a discount.  Prosser, individually, has filed a notice of appeal of the order; none of the other debtors has sought review of the order.

On September 7, 2007, the Bankruptcy Court entered an order authorizing the Chapter 11 trustee for the Emcom bankruptcy estate to exercise control over the common stock of ICC, including authority to vote the stock to, among other things, facilitate a refinancing or sale of ICC and its assets.

On September 21, 2007, the United States District Court for the Virgin Islands, Bankruptcy Division, in response to an involuntary petition filed by the Greenlight Entities, entered an order for relief under Chapter 11 of the United States Bankruptcy Code thereby placing ICC in its own bankruptcy proceeding.  In response to a motion by RTFC, the Bankruptcy Court ordered appointment of a Chapter 11 trustee for ICC on October 3, 2007.  Certain parties have moved for reconsideration of and/or appealed one or more orders of the Bankruptcy Court and have requested a stay pending ruling by the District Court.  RTFC believes both that the moving parties have no standing and that the motion to reconsider and appeal have no merit.

In response to a motion by the Greenlight Entities, joined by RTFC, the Bankruptcy Court converted Prosser’s individual Chapter 11 bankruptcy to a Chapter 7 liquidation on October 3, 2007.  Prosser has filed a motion for reconsideration of the conversion order, and has requested a stay pending reconsideration.

In most cases, the sale (as part of the reorganization process) of ICC or any of its subsidiaries engaged in a regulated telecommunications or cable television business, or of the regulated assets of ICC or its subsidiaries, will require the prior consent of the respective regulators in the United States (including the Federal Communications Commission and the U.S. Virgin Islands Public Services Commission), the British Virgin Islands, France and its Caribbean territories, and the Netherlands Antilles.  In certain limited cases, only a post-transaction notification will be required.

For a more detailed description of the contingencies related to the non-performing loans outstanding to ICC, see Note 13 to the consolidated financial statements.  Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at August 31, 2007.

VarTec was a telecommunications company and RTFC borrower located in Dallas, Texas.  The Company was VarTec's principal senior secured creditor.

VarTec and 16 of its U.S.-based affiliates, which were guarantors of VarTec's debt to RTFC, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on November 1, 2004 in Dallas, Texas.  The cases were converted in 2006 to Chapter 7 proceedings, administered by a Chapter 7 trustee.

Non-performing loans at May 31, 2007 included $9 million to VarTec.  On June 4, 2007, the Bankruptcy Court approval of a settlement of litigation against the Company became final, pursuant to which (a) all claims against the Company were dismissed with prejudice and fully released, (b) a portion of the proceeds from the collateral that had been provisionally applied to the Company’s secured debt was reallocated to VarTec creditors, including the Company, and (c) an administrative debtor-in-possession (“DIP”) financing facility owed by VarTec bankruptcy estates to the Company was reduced to $6 million.  The Company’s remaining claims will share in further recoveries by the bankruptcy estates.  As a result of the settlement of the litigation, the Company wrote off $44 million of pre-petition debt during the fourth quarter of fiscal year 2007 and wrote off $17 million in the first quarter of fiscal year 2008.

At August 31, 2007, the Company had a receivable for $6 million, which has a payment priority from the bankruptcy estates; in addition, the Company will share in recoveries that are in excess of the amount required to repay the DIP financing and cover expenses of the estates.

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

At August 31, 2007 and May 31, 2007, restructured loans totaled $597 million and $603 million, respectively.  A total of $539 million and $545 million of restructured loans were on non-accrual status with respect to the recognition of interest income at August 31, 2007 and May 31, 2007, respectively.  At August 31, 2006, there were $563 million of restructured loans on non-accrual status.

At August 31, 2007 and May 31, 2007, the Company had $539 million and $545 million, respectively, of loans outstanding to CoServ. All CoServ loans have been on non-accrual status since January 1, 2001.  Total loans to CoServ at August 31, 2007 and May 31, 2007 represented 2.9% of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, CFC restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to CFC through December 2037.  As part of the restructuring, CFC may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  When CoServ requests capital expenditure loans from CFC, these loans are provided at the standard terms offered to all borrowers  and require debt service payments in addition to the quarterly payments that CoServ is required to make to CFC.  As of August 31, 2007, $20 million was advanced to CoServ under this loan facility.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.

CoServ and CFC have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  CFC's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at August 31, 2007.

Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama.  Pioneer had also invested in a propane gas operation, which it has sold.  Pioneer had experienced deterioration in its financial condition as a result of losses in the gas operation.  At August 31, 2007 and May 31, 2007, CFC had a total of $52 million in loans outstanding to Pioneer.  Pioneer was current with respect to all debt service payments at August 31, 2007.  CFC is the principal creditor to Pioneer.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at August 31, 2007.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change.  The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At August 31, 2007 and May 31, 2007, CFC had impaired loans totaling $1,085 million and $1,099 million, respectively.  At August 31, 2007 and May 31, 2007, CFC had specifically reserved a total of $379 million and $397 million, respectively, to cover impaired loans.

The following chart presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

(Dollar amounts in millions)	August 31, 2007	May 31, 2007
Non-performing loans	$494	$502
Percent of loans outstanding	2.74%	2.77%
Percent of loans and guarantees outstanding	2.58%	2.61%

Restructured loans	$597	$603
Percent of loans outstanding	3.31%	3.33%
Percent of loans and guarantees outstanding	3.12%	3.14%

Total non-performing and restructured loans	$1,091	$1,105
Percent of loans outstanding	6.05%	6.10%
Percent of loans and guarantees outstanding	5.70%	5.75%

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

Management makes recommendations to the board of directors of CFC regarding write-offs of loan balances.  In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and the collateral securing the borrower's loans.  Since inception in 1969, write-offs totaled $211 million and recoveries totaled $33 million for a net loss amount of $178 million.  For the period from June 1, 2002 to August 31, 2007, write-offs totaled $78 million and recoveries totaled $7 million for a net loan loss of $71 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below:

	For the three months ended and as of		For the year ended and as of
	August 31,	August 31,	May 31,
(Dollar amounts in millions)	2007	2006	2007
Beginning balance	$562	$611	$611
Recovery of loan losses	-	-	(7)
Net write-offs	(17)	-	(42)
Ending balance	$545	$611	$562
`
Loan loss allowance by segment:
CFC	$544	$610	$561
NCSC	1	1	1
Total	$545	$611	$562

As a percentage of total loans outstanding	3.02%	3.33%	3.10%
As a percentage of total non-performing loans outstanding	110.32%	113.57%	111.95%
As a percentage of total restructured loans outstanding	91.29%	97.92%	93.20%

CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance.  Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.

The Company's loan loss allowance decreased $17 million from May 31, 2007 to August 31, 2007.  Within CFC's loan loss allowance at August 31, 2007 as compared to the prior year end, there was a decrease in the calculated impairments of $18 million and an increase of $1 million to the allowance for all other loans.  The decrease to the calculated impairments was primarily due to a settlement agreement with VarTec resulting in a loan write-off of $17 million and payments received on impaired loans offset by higher variable interest rates at August 31, 2007 as compared to May 31, 2007.

Liabilities, Minority Interest and Equity
Outstanding Debt
The following chart provides a breakout of debt outstanding:

(Dollar amounts in millions)	August 31, 2007	May 31, 2007	Increase/ (Decrease)
Short-term debt:
Commercial paper (1)	$2,254	$2,784	$(530)
Bank bid notes	100	100	-
Long-term debt with remaining maturities less than one year	1,854	1,368	486
Subordinated deferrable debt with remaining maturities less than one year	-	175	(175)
Total short-term debt	4,208	4,427	(219)
Long-term debt:
Collateral trust bonds	4,007	4,017	(10)
Notes payable	2,533	2,533	-
Medium-term notes	4,762	4,745	17
Total long-term debt	11,302	11,295	7
Subordinated deferrable debt	311	311	-
Members' subordinated certificates:
Membership certificates	649	649	-
Loan certificates	628	625	3
Guarantee certificates	104	107	(3)
Total members' subordinated certificates	1,381	1,381	-

Total debt outstanding	$17,202	$17,414	$(212)

Percentage of fixed rate debt (2)	82%	83%
Percentage of variable rate debt (3)	18%	17%
Percentage of long-term debt	76%	75%
Percentage of short-term debt	24%	25%

(1) Includes $272 million and $250 million related to the daily liquidity fund at August 31, 2007 and May 31, 2007, respectively.
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

Total debt outstanding at August 31, 2007 decreased as compared to May 31, 2007 due primarily to the decrease of $91 million to loans outstanding and the $85 million decrease to cash.  Short-term debt decreased due to the additional $500 million borrowed under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program in August 2007.  These funds were used to pay down maturing short-term debt.  Short-term debt also decreased due to the redemption of $175 million of 7.40% subordinated deferrable debt securities due 2050 in June 2007.  Notes payable of $500 million were reclassified from long-term debt to short-term debt based on the maturity of the debt.

Minority Interest
Minority interest on the consolidated balance sheets was $20 million and $22 million at August 31, 2007 and May 31, 2007, respectively.  During the three months ended August 31, 2007, the balance of minority interest has been adjusted by minority interest net loss.

Equity
The following chart provides a breakout of the equity balances:

(in millions)	August 31, 2007	May 31, 2007	Increase/ (Decrease)
Membership fees	$1	$1	$-
Education fund	1	1	-
Members' capital reserve	158	158	-
Allocated net income	320	406	(86)
Unallocated net income	19	-	19
Total members' equity	499	566	(67)
Prior years cumulative derivative forward
value and foreign currency adjustments	132	226	(94)
Current period derivative forward value (1)	(30)	(79)	49
Current period foreign currency adjustments	-	(15)	15
Total retained equity	601	698	(97)
Accumulated other comprehensive income	12	12	-
Total equity	$613	$710	$(97)

(1) Represents the derivative forward value loss recorded by CFC for the period.

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

At August 31, 2007, total equity decreased by $97 million from May 31, 2007 due to the board authorized patronage capital retirement and a net loss of $11 million.  In July 2007, CFC's board of directors authorized the retirement of allocated net earnings totaling $86 million, representing 70% of the fiscal year 2007 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated net earnings.  This amount was returned to members in cash in September 2007.

Contractual Obligations
The following table summarizes the long-term contractual obligations at August 31, 2007 and the scheduled reductions by fiscal year.

(in millions)						More than 5
Instrument	2008	2009	2010	2011	2012	Years	Total
Long-term debt due in less than one year	$1,265	$589	$-	$-	$-	$-	$1,854
Long-term debt	-	2,167	1,499	525	1,516	5,595	11,302
Subordinated deferrable debt	-	-	-	-	-	311	311
Members' subordinated certificates (1)	15	10	6	21	5	1,048	1,105
Operating leases (2)	2	1	-	-	-	-	3
Contractual interest on long-term debt (3)	556	593	472	430	395	4,403	6,849
Total contractual obligations	$1,838	$3,360	$1,977	$976	$1,916	$11,357	$21,424

(1) Excludes loan subordinated certificates totaling $276 million that amortize annually based on the outstanding balance of the related loan.  There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, thus an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2007, amortization represented 12% of amortizing loan subordinated certificates outstanding.
(2) Represents the payment obligation related to the Company's three-year lease of office space for its headquarters facility.  In September 2007, the Company exercised the option to extend the lease for an additional one-year period so the future minimum lease payments for fiscal years 2009 and 2010 will increase to $3 million and $2 million, respectively.  Assuming the Company exercises the option to extend the lease for an additional one-year period in fiscal year 2009, the future minimum lease payments for fiscal years 2009, 2010 and 2011 would increase to $3 million, $4 million and $2 million, respectively.
(3) Represents the interest obligation on the Company's debt based on terms and conditions at August 31, 2007.

Off-Balance Sheet Obligations
Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment:
			Increase/
(in millions)	August 31, 2007	May 31, 2007	(Decrease)
Total by type:
Long-term tax-exempt bonds	$523	$526	$(3)
Indemnifications of tax benefit transfers	105	108	(3)
Letters of credit	375	366	9
Other guarantees	75	74	1
Total	$1,078	$1,074	$4
Total by segment:
CFC	$1,037	$1,034	$3
NCSC	41	40	1
Total	$1,078	$1,074	$4

The increase in total guarantees outstanding at August 31, 2007 compared to May 31, 2007 is primarily due to the $9 million increase to letters of credit offset by the normal amortization on long-term tax-exempt bonds and tax benefit transfers.

At August 31, 2007 and May 31, 2007, the Company had recorded a guarantee liability totaling $17 million and $19 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations.

The following table summarizes the off-balance sheet obligations at August 31, 2007 and the related principal amortization and maturities by fiscal year.

(in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2008	2009	2010	2011	2012	Years
Guarantees (1)	$1,078	$156	$135	$155	$121	$123	$388
(1) On a total of $395 million of tax-exempt bonds, CFC has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At August 31, 2007, the Company had unadvanced loan commitments totaling $12,500 million, a decrease of $404 million compared to the balance of $12,904 million at May 31, 2007.  Unadvanced commitments are loans for which loan contracts have been approved and executed, but funds have not been advanced.  The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, it does not anticipate funding most of these commitments.  Approximately 58% and 56% of the outstanding commitments at August 31, 2007 and May 31, 2007, respectively, were for short-term or line of credit loans.  Substantially all above mentioned credit commitments contain material adverse change clauses, thus for a borrower to qualify for the advance of funds, the Company must be satisfied that there has been no material change since the loan was approved.

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

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity.  Based on this formula, the leverage ratio at August 31, 2007 was 30.73 an increase from 26.64 at May 31, 2007.  The increase in the leverage ratio is due to a decrease of $97 million in total equity and an increase of $4 million in guarantees offset by a decrease of $89 million to total liabilities as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Financial Condition".

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity.  At August 31, 2007 and May 31, 2007, the adjusted leverage ratio was 7.60 and 6.81, respectively.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The increase in the adjusted leverage ratio is due to a decrease of $244 million in adjusted equity and increases in adjusted liabilities of $96 million and guarantees of $4 million as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Financial Condition".  In addition to the adjustments made to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity.  The debt to equity ratio, based on this formula at August 31, 2007 was 28.97, an increase from 25.13 at May 31, 2007.  The increase in the debt to equity ratio is due to the decrease of $97 million to total equity offset by the decrease of $89 million to total liabilities as discussed under the Liabilities, Minority Interest and Equity section of "Financial Condition".

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity.  At August 31, 2007 and May 31, 2007, the adjusted debt to equity ratio was 7.12 and 6.37, respectively.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.  The increase in the adjusted debt to equity ratio is due to the decrease of $244 million in adjusted equity and an increase of $96 million in adjusted liabilities.

Credit Ratings
The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings.  The following table presents the Company's credit ratings at August 31, 2007.

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

As of the date of the filing of this Form 10-Q, Standard & Poor's Corporation and Moody's Investors Service have the Company's ratings on stable outlook and Fitch Ratings has the Company’s ratings on positive outlook.

Liquidity and Capital Resources
The following section will discuss the Company's sources and uses of liquidity.  The Company's primary sources of liquidity include capital market debt issuance, private debt issuance, member loan principal repayments, member loan interest payments, a revolving bank line facility and member investments.  The Company's primary uses of liquidity include loan advances, interest payments on debt, principal repayments on debt and patronage capital retirements.  The Company believes that its sources of liquidity are adequate to cover the uses of liquidity.

Sources of Liquidity
Capital Market Debt Issuance
At August 31, 2007, the Company had effective registration statements for the issuance of $2,943 million of medium-term notes and $165 million of subordinated deferrable debt.  The Company qualifies as a well-known seasoned issuer under SEC rules.  The Company has Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market.  The Company also has Board authorization to issue $1.6 billion of medium-term notes in the Australian market.  At August 31, 2007, the Company has not utilized any of the European or Australian market authorizations.  In addition, the Company has a commercial paper program under which it sells commercial paper to investors in the capital markets.  The Company limits the amount of commercial paper that can be sold to the amount of backup liquidity available under the Company's revolving credit agreement.  The Company also obtains short-term funding from the sale of floating rate demand notes under its daily liquidity fund program. The registration statement for the daily liquidity fund program is effective for a three-year period for a total of $20 billion with a limitation on the aggregate principal amount outstanding at one time of $3 billion.

Private Debt Issuance
Beginning in fiscal year 2006, the Company made use of two sources of private debt issuance.  In July 2005, the Company issued $500 million of notes to Farmer Mac due in 2008 and secured such issuance with the pledge of loans to distribution systems as collateral.  The Company is also authorized to borrow up to $2.5 billion under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program, of which $2.5 billion was outstanding at August 31, 2007.  On August 7, 2007, CFC received the remaining $500 million available under FFB loan facilities, as $2 billion of funding was outstanding at May 31, 2007.  CFC is required to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding.

Member Loan Repayments
Scheduled repayments on long-term loans are expected to average $950 million a year for fiscal years 2008 to 2012.  There has been significant prepayment activity over the past two fiscal years in the telecommunications loan programs.  It is not anticipated that there will be significant loan prepayments over the next few years.

Member Loan Interest Payments
During the three months ended August 31, 2007, interest income on the loan portfolio was $259 million, representing an average yield of 5.67% as compared to 5.51% for the three months ended August 31, 2006.  At August 31, 2007, 82% of the total loans outstanding had a fixed rate of interest and 18% of loans outstanding had a variable rate of interest. At August 31, 2007, a total of 6% of loans outstanding were on a non-accrual basis with respect to the recognition of interest income.

Bank Revolving Credit Facility
The following is a summary of the amounts available under the Company's revolving credit agreements:

(Dollar amounts in millions)	August 31, 2007	May 31, 2007	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,125	$1,125	March 14, 2008	0.05 of 1%
Five-year agreement	1,125	1,125	March 16, 2012	0.06 of 1%
Five-year agreement	1,025	1,025	March 22, 2011	0.06 of 1%
Total	$3,275	$3,275
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

Up-front fees of between 0.03 and 0.05 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at August 31, 2007, totaling in aggregate $1 million, which will be amortized on a straight-line basis over the life of the agreements.  No upfront fees were paid to the banks for their commitment to the 364-day facility.  Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fees are 0.05 of 1% for all three agreements in place at August 31, 2007.

Effective August 31, 2007 and May 31, 2007, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the three months ended August 31, 2007 and at or for the year ended May 31, 2007:

		Actual
	Requirement	August 31, 2007	May 31, 2007

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.11	1.09

Minimum adjusted TIER at fiscal year end (1)	1.05	1.12	1.12

Maximum ratio of senior debt to total equity	10.00	7.43	6.65

(1) The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but CFC must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Member Investments
At August 31, 2007 and May 31, 2007, members funded 20.9% of total assets as follows:

	August 31, 2007		May 31, 2007		Increase/
(Dollar amounts in millions)	Amount	% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,614	72%	$1,634	59%	$(20)
Medium-term notes	342	7%	308	6%	34
Members' subordinated certificates	1,381	100%	1,381	100%	-
Members' equity (3)	499	100%	566	100%	(67)
Total	$3,836		$3,889		$(53)
Percentage of total assets	20.9%		20.9%
Percentage of total assets less derivative assets (3)	21.1%		21.2%

(1) Represents the percentage of each line item outstanding to CFC members.
(2) Includes $272 million and $250 million related to the daily liquidity fund at August 31, 2007 and May 31, 2007, respectively.
(3) See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

Uses of Liquidity
Loan Advances
Loan advances are the result of new loans approved to members and from the unadvanced portion of loans that were approved prior to August 31, 2007.  At August 31, 2007, the Company had unadvanced loan commitments totaling $12,500 million.  The Company does not expect to advance the full amount of the unadvanced commitments at August 31, 2007.  Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations.  Approximately 58% of the outstanding commitments at August 31, 2007 were for short-term or line of credit loans.  The Company anticipates that over the next twelve months, loan advances will be approximately equal to the scheduled loan repayments.

Interest Expense on Debt
For the three months ended August 31, 2007, interest expense on debt was $234 million, representing 5.12% of the average loan volume for which the debt was used as funding.  The interest expense on debt represented 5.27% of the average loan volume for which the debt was used as funding for the three months ended August 31, 2006.  At August 31, 2007, a total of 82% of outstanding debt had a fixed interest rate and 18% of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following August 31, 2007 and thereafter is as follows:

Amount
(Dollar amounts in millions)	Maturing (1)
2008	$1,280
2009	2,766
2010	1,505
2011	546
2012	1,521
Thereafter	6,954
Total	$14,572
(1)  Excludes loan subordinated certificates totaling $276 million that amortize annually based on the outstanding balance of the related loan.  There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments thus an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2007, amortization represented 12% of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
The Company has made annual retirements of its allocated patronage capital in 27 of the last 28 years.  In July 2007, the CFC board of directors approved the allocation of a total of $104 million from fiscal year 2007 net earnings to the CFC members.  In September 2007, CFC made a cash payment of $86 million to its members as retirement of 70% of the amount allocated for fiscal year 2007 and 1/9th of the amount allocated for fiscal years 1991, 1992 and 1993.

Market Risk

The Company's primary market risks are interest rate risk and liquidity risk.  The Company is also exposed to counterparty risk as a result of entering into interest rate exchange agreements.

Interest Rate Risk
The interest rate risk exposure is related to the funding of the fixed rate loan portfolio.  The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loans are advanced.  The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt.  The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans.  The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect.  Long-term loans typically have maturities of up to 35 years.  Borrowers may select fixed interest rates for periods of one year through the life of the loan.  To mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 49).  The interest rate risk is deemed minimal on variable rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans.  At August 31, 2007 and May 31, 2007, 18% of loans carried variable interest rates.

Matched Funding Policy
To monitor interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis (see chart on page 49).  It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets.  At August 31, 2007, the Company had $14,527 million of fixed rate assets amortizing or repricing, funded by $12,382 million of fixed rate liabilities maturing during the next 30 years and $1,828 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity.  The difference of $317 million, or less than 2% of total assets and total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity.  Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members' subordinated certificates and members' equity.  With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans.  The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.  Variable rate assets which reprice monthly or semi-monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes.  The schedule allows the Company to analyze the impact on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to TIER.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at August 31, 2007.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of August 31, 2007

May 31,		June 1,	June 1,	June 1,	June 1,
2008		2008 to	2010 to	2012 to	2017 to	Beyond
or		May 31,	May 31,	May 31,	May 31,	June 1,
(Dollar amounts in millions)	prior	2010	2012	2017	2027	2027	Total
Assets:
Amortization and repricing	$1,393	$3,140	$2,769	$3,606	$2,549	$1,070	$14,527
Total assets	$1,393	$3,140	$2,769	$3,606	$2,549	$1,070	$14,527

Liabilities and members' equity:
Long-term debt	$1,123	$3,070	$3,600	$3,440	$895	$254	$12,382
Subordinated certificates	31	56	89	87	460	548	1,271
Members' equity (1)	13	26	28	121	101	268	557
Total liabilities and members' equity	$1,167	$3,152	$3,717	$3,648	$1,456	$1,070	$14,210

Gap (2)	$226	$(12)	$(948)	$(42)	$1,093	$-	$317
Cumulative gap	$226	$214	$(734)	$(776)	$317	$317
Cumulative gap as a % of total assets	1.23%	1.16%	(3.99)%	(4.22)%	1.72%	1.72%
Cumulative gap as a % of adjusted total assets (3)	1.24%	1.18%	(4.03)%	(4.26)%	1.74%	1.74%
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

Use of Derivatives
At August 31, 2007 and May 31, 2007, the Company was a party to interest rate exchange agreements with a total notional amount of $12,939 million and $12,533 million, respectively.  The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy.  Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk.  The Company will enter into interest rate exchange agreements only with highly rated financial institutions.  CFC used interest rate exchange agreements to synthetically change the interest rate from a variable rate to a fixed rate on $7,183 million as of August 31, 2007 and $7,277 million as of May 31, 2007 of debt used to fund long-term fixed rate loans.  Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $5,756 million and $5,256 million of long-term debt as of August 31, 2007 and May 31, 2007, respectively.  The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

At August 31, 2007 and May 31, 2007, there were no foreign currency exchange agreements outstanding.

Counterparty Risk
The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements.  To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings.  At August 31, 2007 and May 31, 2007, the Company was a party to interest rate exchange agreements with notional amounts totaling $12,939 million and $12,533 million.  To date, the Company has not experienced a failure of a counterparty to perform as required under any of these agreements.  At the time counterparties are selected to participate in the Company's exchange agreements, the counterparty must be a participant in one of its revolving credit agreements.  At August 31, 2007, the Company's interest rate exchange agreement counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor's Corporation.

Foreign Currency Risk
The Company may issue commercial paper, medium-term notes or bonds denominated in foreign currencies.  At August 31, 2007 and May 31, 2007, there was no foreign denominated debt outstanding.  When the Company issues foreign denominated debt, it typically mitigates foreign currency risk by entering an exchange agreement to lock in the exchange rate for all interest and principal payments through maturity.

Rating Triggers
The Company has certain interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level.   This condition is commonly

called a rating trigger.  Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.  If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument.  Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133.  The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service.  At August 31, 2007, there are rating triggers associated with $9,150 million notional amount of interest rate exchange agreements.  If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,585 million.  If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $7,565 million.

At August 31, 2007, the Company's exchange agreements subject to rating triggers had a derivative fair value of $34 million, comprised of $36 million that would be due to the Company and $2 million that the Company would have to pay if all interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $66 million, comprised of $99 million that would be due to the Company and $33 million that the Company would have to pay if all interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.  See chart on page 45 for CFC's senior unsecured credit ratings as of August 31, 2007.

Additionally, if ratings from Moody's Investors Service fall below Baa2 or from Standard & Poor's Corporation fall below BBB, the Company would be required to pledge collateral equal to the net obligation, or net fair value, of the related exchange agreements, due to the affected counterparty, if any.  At August 31, 2007, the net obligation totaled $2 million for the $494 million notional amount subject to this rating trigger.

Liquidity Risk
The Company faces liquidity risk in the funding of its loan portfolio and refinancing its maturing obligations.  The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are generally required to be paid down annually.  On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity.  At August 31, 2007, the Company has a total of $1,854 million of long-term debt maturing during the next twelve months.  The Company funds the loan portfolio with a variety of debt instruments and its members' equity.  The Company typically does not match fund each of its loans with a debt instrument of similar final maturity.  Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years.

The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years.  Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding.  Factors that mitigate liquidity risk include the Company maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis.  At August 31, 2007 and May 31, 2007, the Company had a total of $3,275 million in revolving credit agreements and bank lines of credit. In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans.  The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding.  At August 31, 2007 and May 31, 2007, there was a total of $596 million and $1,118 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 3% and 6%, respectively, of the Company's total debt outstanding.

During the most recent fiscal quarter and prior to the filing of this Form 10-Q, the short-term commercial paper market in general has experienced a degree of illiquidity and price volatility, primarily attributed to issues related to the sub-prime residential mortgage market.  This was especially true for asset-backed commercial paper issuers and companies such as residential mortgage lenders.  Despite these issues, CFC's ability to issue commercial paper has not been disrupted.  CFC does not issue commercial paper through asset-backed structures.  CFC issues various types of debt, including collateral trust bonds and private debt that is secured by the pledge of distribution mortgage loans.  CFC does not invest in sub-prime residential mortgage assets, nor does it originate sub-prime residential mortgage loans.

During the most recent fiscal quarter, and through the filing of this Form 10-Q, CFC has been able to issue commercial paper at rates relative to the market comparable to those prior to the recent liquidity and volatility problems in the commercial paper market.  For a brief period of time during this period, however, NCSC was only able to issue commercial paper with one day maturities.  Subsequent to those market circumstances, and as of the filing of this Form 10-Q, NCSC has been able to issue commercial paper for maturity periods as required to match its funding obligations.

In June 2007, holders of $10 million of the Company’s extendible debt elected not to extend the maturity.  As a result, the $10 million of extendible debt was reclassified from long-term debt to short-term debt based on a maturity date of August 2008.  Subsequent to the end of the quarter, holders of $2,040 million of the Company’s extendible debt elected not to extend the maturity.  As a result, a total of $1,795 million of extendible debt reported in long-term debt at August 31, 2007 will be reclassified as short-term debt during the quarter ended November 30, 2007 based on maturity dates in September and October 2008.  The remaining $245 million of extendible debt will mature in October 2009.

For additional information of risks related to the Company's business, see Item 1A "Risk Factors".

Non-GAAP Financial Measures

The Company makes certain adjustments to financial measures in assessing its financial performance that are not in accordance with GAAP.  These non-GAAP adjustments fall primarily into two categories:  (1) adjustments related to the calculation of the TIER ratio, and (2) adjustments related to the calculation of leverage and debt to equity ratios.  These adjustments reflect management's perspective on the Company's operations, and in several cases adjustments used to measure covenant compliance under its revolving credit agreements, and thus the Company believes these are useful financial measures for investors.  The Company refers to its non-GAAP financial measures as "adjusted" throughout this document

Adjustments to Net Income and the Calculation of the TIER Ratio

The following chart provides a reconciliation between interest expense, net interest income, income prior to income taxes and minority interest, and net income and these financial measures adjusted to exclude the impact of derivatives and foreign currency adjustments and to include minority interest in net income.  Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended May 31, 2007 for an explanation of why these adjustments to net income and the calculation of the TIER ratio reflect management's perspective on the Company's operations and why the Company believes these are useful financial measures for investors.

Three months ended
August 31,
(in thousands)	2007	2006

Interest expense	$(247,325)	$(256,004)
Adjusted to include: Derivative cash settlements	8,329	15,255
Adjusted interest expense	$(238,996)	$(240,749)

Net interest income	$20,629	$8,685
Adjusted to include: Derivative cash settlements	8,329	15,255
Adjusted net interest income	$28,958	$23,940

Loss prior to income taxes and minority interest	$(14,059)	$(44,099)
Adjusted to exclude: Derivative forward value	33,600	63,351
Foreign currency adjustments	-	(3,321)
Adjusted income prior to income taxes and minority interest	$19,541	$15,931

Net loss	$(11,382)	$(43,019)
Adjusted to include: Minority interest net loss	(1,578)	(366)
Adjusted to exclude: Derivative forward value	33,600	63,351
Foreign currency adjustments	-	(3,321)
Adjusted net income	$20,640	$16,645

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following chart provides the calculations for TIER and adjusted TIER.

	Three months ended
	August 31,
	2007	2006
TIER (1)	-	-
Adjusted TIER	1.09	1.07
(1) For the three months ended August 31, 2007 and 2006, the Company reported a net loss of $11 million and $43 million, respectively, thus the TIER calculation for those periods results in a value below 1.00.

Adjustments to the Calculation of Leverage and Debt to Equity Ratios

The following chart provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures adjusted to exclude the non-cash impacts of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, to subtract from total liabilities, and add to total equity, debt with equity characteristics and to include minority interest as equity.  Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended May 31, 2007 for an explanation of why these adjustments to the calculation of leverage and debt to equity ratios reflect management's perspective on the Company's operations and why the Company believes these are useful financial measures for investors.

(in thousands)	August 31, 2007	May 31, 2007

Liabilities	$17,754,229	$17,843,151
Less:
Derivative liabilities	(62,972)	(71,934)
Debt used to fund loans guaranteed by RUS	(254,976)	(255,903)
Subordinated deferrable debt	(311,440)	(486,440)
Subordinated certificates	(1,381,181)	(1,381,447)
Adjusted liabilities	$15,743,660	$15,647,427

Total equity	$612,762	$710,041
Less:
Prior years cumulative derivative forward value and
foreign currency adjustments	(131,551)	(225,849)
Current period derivative forward value (1)	30,062	79,744
Current period foreign currency adjustments	-	14,554
Accumulated other comprehensive income	(12,129)	(12,204)
Subtotal members' equity	499,144	566,286
Plus:
Subordinated certificates	1,381,181	1,381,447
Subordinated deferrable debt	311,440	486,440
Minority interest	20,336	21,989
Adjusted equity	$2,212,101	$2,456,162

Guarantees	$1,077,644	$1,074,374

(1) Represents the derivative forward value loss recorded by CFC for the period.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and adjusted debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following chart provides the calculated ratios for leverage and debt to equity, as well as the adjusted ratio calculations.  The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

	August 31, 2007	May 31, 2007

Leverage ratio	30.73	26.64
Adjusted leverage ratio	7.60	6.81

Debt to equity ratio	28.97	25.13
Adjusted debt to equity ratio	7.12	6.37

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 47.

Item 4.                Controls and Procedures

As reported in our Form 10-K for the year ended May 31, 2007, as a result of items determined subsequent to our fiscal year end, during the three months ended August 31, 2007 management implemented improvements to our internal controls and procedures over the accounting for transactions involving foreign currency.

As for the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("the Exchange Act").  At the end of the period covered by this report, based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  Other than the changes referred to in our May 31, 2007 Form 10-K, there were no changes in the Company's internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1A.Risk Factors

Refer to Part I, Item 1A. Risk Factors in the Company's Form 10-K for the year ended May 31, 2007 for information regarding factors that could affect the Company's results of operations, financial condition and liquidity.  There have been no changes to the Company's risk factors during the quarter ended August 31, 2007.

Item 6.                Exhibits

4.2 – Indenture dated as of February 15, 1994, between the Registrant and U.S. Bank National Association, Successor trustee.

31.1 – Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RURAL UTILITIES COOPERATIVE
     FINANCE CORPORATION

/s/ STEVEN L. LILLY
Steven L. Lilly
Chief Financial Officer

/s/ ROBERT E. GEIER
Robert E. Geier
Acting Controller
(Acting Principal Accounting Officer)

October 15, 2007