Form 10-K/A
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2007-10-25
CIK 70502

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

Explanatory Note

We are filing this amendment to the National Rural Utilities Cooperative Finance Corporation (“CFC” or the “Company”) Annual Report on Form 10-K for the year ended May 31, 2007 to correct the language in exhibit 23.1, the consent of Deloitte & Touche LLP, dated August 27, 2007.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

3.	Exhibits
	23	-	Consent of Deloitte & Touche LLP.
	31.1	-	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	-	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 25th day of October 2007.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By: /s/ STEVEN L. LILLY
Steven L. Lilly
Chief Financial Officer