Form 10-Q
period 2007-11-19
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2008-01-11
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2007

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

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
  (in thousands)

  A S S E T S

	November 30, 2007	May 31, 2007

Cash and cash equivalents	$188,655	$304,107

Loans to members	18,261,923	18,131,873
Less: Allowance for loan losses	(530,802)	(561,663)
Loans to members, net	17,731,121	17,570,210

Accrued interest and other receivables	286,009	291,637

Fixed assets, net	5,692	4,555

Debt service reserve funds	54,993	54,993

Bond issuance costs, net	36,409	45,611

Foreclosed assets	70,145	66,329

Derivative assets	211,507	222,774

Other assets	22,364	14,965

	$18,606,895	$18,575,181

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	November 30, 2007	May 31, 2007

Short-term debt	$6,492,588	$4,427,123

Accrued interest payable	281,556	281,458

Long-term debt	9,275,267	11,295,219

Deferred income	25,044	27,990

Guarantee liability	14,681	18,929

Other liabilities	29,860	27,611

Derivative liabilities	169,928	71,934

Subordinated deferrable debt	311,440	311,440

Members' subordinated certificates:
Membership subordinated certificates	649,424	649,424
Loan and guarantee subordinated certificates	759,053	732,023
Total members' subordinated certificates	1,408,477	1,381,447

Commitments and contingencies

Minority interest	15,933	21,989

Equity:
Retained equity	570,248	697,837
Accumulated other comprehensive income	11,873	12,204
Total equity	582,121	710,041

	$18,606,895	$18,575,181

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
(in thousands)

For the Three and Six Months Ended November 30, 2007 and 2006

	Three months ended		Six months ended
	November 30,		November 30,
	2007	2006 (As restated)*	2007	2006 (As restated)*

Interest income	$263,287	$260,244	$531,241	$524,933
Interest expense	(240,017)	(248,591)	(487,342)	(504,595)

Net interest income	23,270	11,653	43,899	20,338

Recovery of loan losses	14,301	-	14,301	-

Net interest income after recovery of loan losses	37,571	11,653	58,200	20,338

Non-interest income:
Rental and other income	352	308	703	625
Derivative cash settlements	11,507	16,493	19,836	31,748
Results of operations of foreclosed assets	1,856	2,989	3,816	5,991

Total non-interest income	13,715	19,790	24,355	38,364

Non-interest expense:
Salaries and employee benefits	(8,828)	(8,209)	(17,651)	(16,761)
Other general and administrative expenses	(5,929)	(4,568)	(10,416)	(8,744)
Recovery of (provision for) guarantee liability	1,200	(1,800)	3,300	(400)
Derivative forward value	(75,412)	(53,239)	(109,012)	(116,590)
Foreign currency adjustments	-	(20,620)	-	(17,299)
Loss on sale of loans	-	-	(518)	-

Total non-interest expense	(88,969)	(88,436)	(134,297)	(159,794)

Loss prior to income taxes and minority interest	(37,683)	(56,993)	(51,742)	(101,092)

Income taxes	2,912	486	4,011	1,200

Loss prior to minority interest	(34,771)	(56,507)	(47,731)	(99,892)

Minority interest	4,545	312	6,123	678

Net loss	$(30,226)	$(56,195)	$(41,608)	$(99,214)

See accompanying notes.
*See Note 1(i)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2007 and 2006

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Net Income	Fund	Reserve	Fund	Other

Six months ended November 30, 2007:
Balance as of May 31, 2007	$710,041	$12,204	$697,837	$997	$131,528	$1,406	$158,308	$498	$405,100
Patronage capital retirement	(85,494)	-	(85,494)	-	-	-	-	-	(85,494)
Loss prior to income taxes and minority interest	(51,742)	-	(51,742)	-	(51,742)	-	-	-	-
Other comprehensive loss	(331)	(331)	-	-	-	-	-	-	-
Income taxes	4,011	-	4,011	-	4,011	-	-	-	-
Minority interest	6,123	-	6,123	-	6,123	-	-	-	-
Other	(487)	-	(487)	(1)	1	(487)	40	-	(40)
Balance as of November 30, 2007	$582,121	$11,873	$570,248	$996	$89,921	$919	$158,348	$498	$319,566

Six months ended November 30, 2006:
Balance as of May 31, 2006	$784,408	$13,208	$771,200	$994	$225,849	$1,281	$156,844	$497	$385,735
Patronage capital retirement	(84,247)	-	(84,247)	-	-	-	-	-	(84,247)
Loss prior to income taxes and minority interest (As restated)*	(101,092)	-	(101,092)	-	(101,092)	-	-	-	-
Other comprehensive loss	(502)	(502)	-	-	-	-	-	-	-
Income taxes	1,200	-	1,200	-	1,200	-	-	-	-
Minority interest	678	-	678	-	678	-	-	-	-
Other	(481)	-	(481)	(1)	-	(480)	-	-	-
Balance as of November 30, 2006 (As restated)*	$599,964	$12,706	$587,258	$993	$126,635	$801	$156,844	$497	$301,488

See accompanying notes.
*See Note 1(i)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2007 and 2006

	2007	2006 (As restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,608)	$(99,214)
Add (deduct):
Amortization of deferred income	(4,240)	(7,840)
Amortization of bond issuance costs and deferred charges	11,463	9,510
Depreciation	1,118	1,105
Recovery of loan losses	(14,301)	-
(Recovery of) provision for guarantee liability	(3,300)	400
Results of operations of foreclosed assets	(3,816)	(5,991)
Derivative forward value	109,012	116,590
Foreign currency adjustments	-	17,299
Loss on sale of loans	518	-
Changes in operating assets and liabilities:
Accrued interest and other receivables	(9,068)	(18,141)
Accrued interest payable	98	27,765
Other	(5,264)	(6,271)

Net cash provided by operating activities	40,612	35,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(3,595,700)	(3,347,118)
Principal collected on loans	3,403,193	3,550,432
Net investment in fixed assets	(744)	(333)
Net cash provided by foreclosed assets	-	56,831
Net proceeds from sale of foreclosed assets	-	487
Net proceeds from sale of loans	39,580	-

Net cash (used in) provided by investing activities	(153,671)	260,299

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) proceeds from issuances of short-term debt, net	(103,653)	136,133
Proceeds from issuance of long-term debt, net	668,890	111,154
Payments for retirement of long-term debt	(346,590)	(478,913)
Payments for retirement of subordinated deferrable debt	(175,000)	(150,000)
Proceeds from issuance of members' subordinated certificates	43,189	18,710
Payments for retirement of members' subordinated certificates	(11,851)	(17,322)
Payments for retirement of National Rural patronage capital	(77,378)	(74,094)

Net cash used in financing activities	(2,393)	(454,332)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(115,452)	(158,821)
BEGINNING CASH AND CASH EQUIVALENTS	304,107	260,338
ENDING CASH AND CASH EQUIVALENTS	$188,655	$101,517

See accompanying notes.
*See Note 1(i)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2007 and 2006

	2007	2006 (As restated)*

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$475,781	$467,321
Cash paid for income taxes	767	982

See accompanying notes.
*See Note 1(i)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	General Information and Accounting Policies

(a)            General Information

National Rural Utilities Cooperative Finance Corporation ("National Rural" or "the Company") is a private, not-for-profit cooperative association incorporated under the laws of the District of Columbiain April 1969.  The principal purpose of National Rural is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture.  National Rural makes loans to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities.  National Rural also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations.  National Rural is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code.  National Rural is a not-for-profit member-owned finance cooperative, thus its objective is not to maximize its net income, but to offer its members low cost financial products and services consistent with sound financial management.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private not-for-profit cooperative association in the state of South Dakotain September 1987.  In February 2005, RTFC reincorporated as a not-for-profit cooperative association in the District of Columbia.  The principal purpose of RTFC is to provide and arrange financing for its rural telecommunications members and their affiliates.  RTFC's results of operations and financial condition are consolidated with those of National Rural in the accompanying financial statements.  RTFC is headquartered with National Rural in Herndon, Virginia.  RTFC is a taxable cooperative that pays income tax based on its net income, excluding net income allocated to its members, as allowed by law under Subchapter T of the Internal Revenue Code.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private non-profit cooperative association.  The principal purpose of NCSC is to provide financing to the for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to, members of National Rural.  NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program.  NCSC's membership consists of National Rural and distribution systems that are members of National Rural or are eligible for such membership.  NCSC's results of operations and financial condition are consolidated with those of National Rural in the accompanying financial statements.  NCSC is headquartered with National Rural in Herndon, Virginia.  NCSC is a taxable corporation.

The Company's consolidated membership was 1,543 as of November 30, 2007 including 899 utility members, the majority of which are consumer-owned electric cooperatives, 513 telecommunications members, 66 service members and 65 associates in 49 states, the District of Columbia and two U.S.territories.  The utility members included 830 distribution systems and 69 generation and transmission ("power supply") systems.  Memberships among National Rural, RTFC and NCSC have been eliminated in consolidation.  All references to members within this document include members and associates.

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

(b)            Principles of Consolidation

The accompanying financial statements include the consolidated accounts of National Rural, RTFC and NCSC and certain entities controlled by National Rural and created to hold foreclosed assets and effect loan securitization transactions, after elimination of all material intercompany accounts and transactions.  Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, requires National Rural to consolidate the financial results of RTFC and NCSC.  National Rural is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

National Rural is the sole lender to and manages the lending and financial affairs of RTFC through a management agreement in effect through December 1, 2016.  Under a guarantee agreement, RTFC pays National Rural a fee in exchange for which National Rural reimburses RTFC for loan losses.  All loans that require RTFC board approval also require National Rural approval.  National Rural is not a member of RTFC and does not elect directors to the RTFC board.  RTFC is an associate member of National Rural.

National Rural is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party.  NCSC funds its programs either through loans from National Rural or commercial paper and long-term notes issued by NCSC and guaranteed by National Rural.  In connection with these guarantees, NCSC must pay a guarantee fee and purchase from National Rural interest-bearing subordinated term certificates in proportion to the related guarantee.  Under a guarantee agreement, NCSC pays National Rural a fee in exchange for which National Rural reimburses NCSC for loan losses, excluding losses in the consumer loan program.  All loans that require NCSC board approval also require National Rural approval.  National Rural controls the nomination process for one out of 11 NCSC directors.  The full membership of NCSC elects directors on the basis of one vote for each member.  NCSC is a service organization member of National Rural.

RTFC and NCSC creditors have no recourse against National Rural in the event of default by RTFC and NCSC, unless there is a guarantee agreement under which National Rural has guaranteed NCSC or RTFC debt obligations to a third party.  At November 30, 2007, National Rural had guaranteed $287 million of NCSC debt and derivative instruments with third parties.  The maturities for NCSC debt guaranteed by National Ruralrun through 2031. As of November 30, 2007, National Rural's maximum potential exposure totaled $305 million related to guarantees of NCSC debt and derivatives.  Guarantees related to NCSC debt and derivative instruments are not included in Note 12 at November 30, 2007 as the debt and derivatives are reported on the consolidated balance sheet.  At November 30, 2007, National Rural had no guarantees of RTFC debt to third party creditors.  All National Rural loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC.  At November 30, 2007, RTFC had total assets of $1,986 million including loans outstanding to members of $1,792 million and NCSC had total assets of $518 million including loans outstanding of $464 million.  At November 30, 2007 and May 31, 2007, National Rural had committed to lend RTFC up to $4 billion of which $2 billion was outstanding at November 30, 2007.  At November 30, 2007 and May 31, 2007, National Rural had committed to provide credit to NCSC of up to $1 billion.  At November 30, 2007, National Rural had provided a total of $510 million of credit to NCSC, representing $223 million of outstanding loans and $287 million of credit enhancements.

National Rural established limited liability corporations and partnerships to hold foreclosed assets and effect loan securitization transactions.  National Rural has full ownership and control of all such companies and thus consolidates their financial results.  National Rural presents the companies formed to hold foreclosed assets in one line on the consolidated balance sheets and the consolidated statements of operations.  A full consolidation is presented for the company formed to effect loan securitization transactions.

Unless stated otherwise, references to the Company relate to the consolidation of National Rural, RTFC, NCSC and certain entities controlled by National Rural and created to hold foreclosed assets and effect loan securitization transactions.

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

Management makes recommendations of loans to be written off to the board of directors of National Rural.  In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and collateral securing the borrower's loans.

Activity in the loan loss allowance account is summarized below:

	For the six months ended November 30,		Year ended
(in thousands)	2007	2006	May 31, 2007
Balance at beginning of period	$561,663	$611,443	$611,443
Recovery of loan losses	(14,301)	-	(6,922)
Write-offs	(16,755)	(304)	(44,668)
Recoveries of prior write-offs	195	219	1,810
Balance at end of period	$530,802	$611,358	$561,663

(d)            Interest Income

Interest income includes the following:

	For the three months ended November 30,		For the six months ended November 30,
(in thousands)	2007	2006	2007	2006
Interest on long-term fixed rate loans (1)	$215,183	$206,054	$429,743	$411,627
Interest on long-term variable rate loans (1)	22,690	30,546	47,239	62,171
Interest on short-term loans (1)	19,244	17,877	39,592	35,930
Interest on investments (2)	1,900	1,421	4,836	3,449
Conversion fees (3)	1,735	2,442	3,509	4,954
Make-whole and prepayment fees (4)	65	382	1,754	825
Commitment and guarantee fees (5)	1,385	1,260	2,920	5,469
Other fees	1,085	262	1,648	508
Total interest income	$263,287	$260,244	$531,241	$524,933
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
(5) Commitment fees for RTFC loan commitments are, in most cases, refundable on a prorata basis according to the amount of the loan commitment that is advanced.  Such refundable fees are deferred and then recognized on a prorata basis based on the portion of the loan that is not advanced prior to the expiration of the commitment.  Commitment fees on National Rural loan commitments are not refundable and are billed and recognized based on the unused portion of committed lines of credit.  Guarantee fees are charged based on the amount, type and term of the guarantee.  Guarantee fees are deferred and amortized using the straight-line method into interest income over the life of the guarantee.

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $22 million and $25 million at November 30, 2007 and May 31, 2007, respectively.

(e)            Interest Expense

Interest expense includes the following:

	For the three months ended November 30,		For the six months ended November 30,
(in thousands)	2007	2006	2007	2006
Interest expense - commercial paper and bid notes (1)	$33,192	$49,068	$71,478	$96,002
Interest expense - medium-term notes (1)	83,681	93,307	166,867	188,174
Interest expense - collateral trust bonds (1)	63,405	49,488	128,755	100,560
Interest expense - subordinated deferrable debt (1)	4,916	8,153	9,831	16,783
Interest expense - subordinated certificates (1)	12,030	11,876	24,154	23,916
Interest expense - long-term private debt (1)	34,960	30,022	65,743	60,304
Debt issuance costs (2)	2,767	2,067	5,297	4,102
Commitment and guarantee fees (3)	4,605	4,000	8,675	8,014
Loss on extinguishment of debt (4)	-	-	5,509	4,806
Other fees	461	610	1,033	1,934
Total interest expense	$240,017	$248,591	$487,342	$504,595
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

(f)            Comprehensive Income

Comprehensive income includes the Company's net income, as well as other comprehensive income related to derivatives.  Comprehensive income is calculated as follows:

	For the three months ended November 30,		For the six months ended November 30,
(in thousands)	2007	2006	2007	2006
Net loss	$(30,226)	$(56,195)	$(41,608)	$(99,214)
Other comprehensive income:
Reclassification adjustment for
realized gain on derivatives	(256)	(251)	(331)	(502)
Comprehensive loss	$(30,482)	$(56,446)	$(41,939)	$(99,716)

(g)            Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.

The May 31, 2007 balance of deferred loan origination costs totaling $4 million was reclassified from other assets to loans to members on the consolidated balance sheet to conform with the November 30, 2007 presentation.

(h)            New Accounting Pronouncements

On June 1, 2007, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS 133 and 140. SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company’s adoption of SFAS 155 did not have a material impact on the Company's financial position or results of operations.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.  This statement amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations.  Noncontrolling interests shall be reclassified to equity, consolidated net income shall be adjusted to include net income attributable to noncontrolling interests and consolidated comprehensive income shall be adjusted to include comprehensive income attributable to the noncontrolling interests.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company’s adoption of SFAS 160 on June 1, 2009 is not expected to have a material impact on the Company’s financial position or results of operations.

(i)            Restatement

Subsequent to the issuance of the May 31, 2006 consolidated financial statements, the Company’s management identified an error in the recording of interest expense on foreign denominated debt and the cash settlement income from foreign currency exchange agreements, as well as the related accrued interest payable and accrued interest receivable.  The Company was using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the average spot foreign currency exchange rate during the income statement period to convert the interest expense on the foreign denominated debt and foreign exchange agreement income to U.S. dollars.  The Company was also using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the spot foreign currency exchange rate at the end of the balance sheet period to convert the accrued interest payable and accrued interest receivable to U.S. dollars. The interest expense on the foreign denominated debt and the cash settlement income from the foreign currency exchange agreement are equal and offsetting amounts, as the Company uses the amount received under the exchange agreement to pay the interest expense on the foreign denominated debt.  The amounts for the accrued interest payable and accrued interest receivable are also offsetting.  As a result of this error, interest expense and cash settlement income were understated by $3 million and $7 million for the three and six months ended November 30, 2006, respectively.  The Company subtracts the net accrual from the last settlement date on its derivatives at each period end in the calculation of the related fair value, so the error in the calculation of the income receivable on the foreign exchange agreements also impacted the fair value of the derivatives recorded as a derivative asset.  Thus this correction also impacts the change in the fair value of the derivatives reported in the derivative forward value line on the consolidated statement of operations.  The derivative forward value loss and net loss lines were understated by $4 million and $7 million for the three and six months ended November 30, 2006, respectively.  There is no impact on cash flows from operating activities or the total change in cash in the consolidated statements of cash flows.

A summary of the significant effects of the restatement on the consolidated statements of operations for the three and six months ended November 30, 2006 is as follows:

	For the three months ended November 30, 2006
(in thousands)	As previously reported	Adjustment	As restated
Interest expense	$(245,261)	$(3,330)	$(248,591)
Net interest income	14,983	(3,330)	11,653
Net interest income after provision for loan losses	14,983	(3,330)	11,653
Derivative cash settlements	13,163	3,330	16,493
Total non-interest income	16,460	3,330	19,790
Derivative forward value	(49,080)	(4,159)	(53,239)
Total non-interest expense	(84,277)	(4,159)	(88,436)
Loss prior to income taxes and minority interest	(52,834)	(4,159)	(56,993)
Loss prior to minority interest	(52,348)	(4,159)	(56,507)
Net loss	(52,036)	(4,159)	(56,195)

	For the six months ended November 30, 2006
(in thousands)	As previously reported	Adjustment	As restated
Interest expense	$(497,716)	$(6,879)	$(504,595)
Net interest income	27,217	(6,879)	20,338
Net interest income after provision for loan losses	27,217	(6,879)	20,338
Derivative cash settlements	24,869	6,879	31,748
Total non-interest income	31,485	6,879	38,364
Derivative forward value	(109,534)	(7,056)	(116,590)
Total non-interest expense	(152,738)	(7,056)	(159,794)
Loss prior to income taxes and minority interest	(94,036)	(7,056)	(101,092)
Loss prior to minority interest	(92,836)	(7,056)	(99,892)
Net loss	(92,158)	(7,056)	(99,214)

(2)	Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	November 30, 2007		May 31, 2007
	Loans	Unadvanced	Loans	Unadvanced
(in thousands)	Outstanding	Commitments (1)	Outstanding	Commitments (1)
Total by loan type (2):
Long-term fixed rate loans	$14,806,429	$-	$14,663,340	$-
Long-term variable rate loans	1,918,327	5,646,720	1,993,534	5,703,313
Loans guaranteed by RUS	252,087	491	255,903	491
Short-term loans	1,281,060	7,462,247	1,215,430	7,200,156
Total loans outstanding	18,257,903	13,109,458	18,128,207	12,903,960
Deferred origination fees	4,020	-	3,666	-
Less: Allowance for loan losses	(530,802)	-	(561,663)	-
Net loans	$17,731,121	$13,109,458	$17,570,210	$12,903,960

Total by segment:
National Rural:
Distribution	$12,881,373	$9,191,590	$12,827,772	$9,176,686
Power supply	3,007,262	2,998,166	2,858,040	2,798,124
Statewide and associate	114,081	120,737	119,478	139,156
National Rural total	16,002,716	12,310,493	15,805,290	12,113,966
RTFC	1,791,504	508,336	1,860,379	473,762
NCSC	463,683	290,629	462,538	316,232
Total loans outstanding	$18,257,903	$13,109,458	$18,128,207	$12,903,960

	November 30, 2007		May 31, 2007
	Loans	Unadvanced	Loans	Unadvanced
(in thousands)	Outstanding	Commitments (1)	Outstanding	Commitments (1)
Non-performing and restructured loans (3):
Non-performing loans (2):
RTFC:
Long-term fixed rate loans	$219,734	$-	$212,984	$-
Long-term variable rate loans	253,480	2,160	261,081	-
Short-term loans	29,984	-	27,799	418
Total non-performing loans	$503,198	$2,160	$501,864	$418

Restructured loans (2):
National Rural:
Long-term fixed rate loans	$52,420	$-	$52,420	$-
Long-term variable rate loans	532,476	186,673	544,697	186,673
Short-term loans	-	12,500	-	12,500
National Rural total restructured loans	584,896	199,173	597,117	199,173
RTFC:
Long-term fixed rate loans	5,872	-	6,188	-
Total restructured loans	$590,768	$199,173	$603,305	$199,173

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

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment:

(Dollar amounts in thousands)	November 30, 2007				May 31, 2007
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$14,382,726	97%	$423,703	3%	$14,180,956	97%	$482,384	3%
Long-term variable rate loans	1,771,391	92%	146,936	8%	1,865,821	94%	127,713	6%
Loans guaranteed by RUS	252,087	100%	-	-	255,903	100%	-	-
Short-term loans	206,952	16%	1,074,108	84%	191,231	16%	1,024,199	84%
Total loans	$16,613,156	91%	$1,644,747	9%	$16,493,911	91%	$1,634,296	9%

Total by segment:
National Rural	$14,642,961	92%	$1,359,755	8%	$14,462,448	92%	$1,342,842	8%
RTFC	1,564,352	87%	227,152	13%	1,630,079	88%	230,300	12%
NCSC	405,843	88%	57,840	12%	401,384	87%	61,154	13%
Total loans	$16,613,156	91%	$1,644,747	9%	$16,493,911	91%	$1,634,296	9%

Pledging of Loans
As of November 30, 2007 and May 31, 2007, distribution system mortgage notes related to outstanding long-term loans totaling $5,575 million and $5,797 million, respectively, and RUS guaranteed loans qualifying as permitted investments totaling $217 million and $219 million, respectively, were pledged as collateral to secure National Rural's collateral trust bonds under the 1994 indenture totaling $4,815 million and $5,020 million, respectively.  In addition, $2 million of cash was pledged to secure $2 million of collateral trust bonds outstanding under the 1972 indenture at November 30, 2007 and May 31, 2007.

As of November 30, 2007 and May 31, 2007, distribution system mortgage notes totaling $575 million and $592 million, respectively, were pledged as collateral to secure National Rural's notes to the Federal Agricultural Mortgage Corporation ("Farmer Mac") totaling $500 million.

In addition to the loans pledged as collateral at November 30, 2007 and May 31, 2007, National Rural had $3,163 million and $2,765 million, respectively, of mortgage notes on deposit with the trustee for the $2.5 billion and $2 billion, respectively, of notes payable to the Federal Financing Bank ("FFB") of the United States Treasury (see Note 6).  The $2.5 billion of notes payable to the FFB contain a rating trigger related to the Company's senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings. A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.  If the Company's senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,163 million at November 30, 2007, would be pledged as collateral rather than held on deposit.  At November 30, 2007, the Company’s senior secured debt ratings were above the rating trigger threshold.

A total of $1.5 billion of notes payable to the FFB has a second trigger event related to a financial expert to the Company's board of directors.  A rating trigger event will exist if the financial expert position (as defined by Section 407 of the Sarbanes-Oxley Act of 2002) remains vacant for more than 90 consecutive days.  If the Company does not satisfy the financial expert rating trigger, the mortgage notes on deposit at that time, which totaled $1,804 million at November 30, 2007, would be pledged as collateral rather than held on deposit.  The financial expert position on National Rural’s board of directors has been filled since March 2007.

(3)	Loan Securitizations

The Company accounts for the sale of loans in securitization transactions according to the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended.  The Company derecognizes financial assets when control has been surrendered.  The Company has no retained interest in securitized loans.  The Company services the loans in return for a market fee and therefore does not record a servicing asset or liability.  The Company recognizes the service fee on an accrual basis over the period for which servicing activity is provided.  Deferred transactions costs and unamortized deferred loan origination costs related to the loans sold are expensed as part of the calculation of the gain or loss on the sale.

On August 10, 2007, the Company entered into an agreement to sell $74 million of distribution mortgage loans to Farmer Mac for $74 million.  The distribution mortgage loans were sold at 100% of the outstanding principal balance on that date.  A total of $40 million of the distribution mortgage loans were transferred on August 10, 2007 and the remaining $34 million were transferred on January 2, 2008.  The transaction qualifies for sale treatment under SFAS 140.

The $34 million of loans transferred in January 2008 were reported in loans to members (see Note 2) at November 30, 2007.

The Company recorded a loss on sale of loans totaling $0.5 million related to costs associated with the transaction and unamortized deferred loan origination costs for the loans sold.  The Company does not hold any continuing interest in the loans sold and had no obligation to repurchase loans from the purchaser.  The holders of the certificates of beneficial interest issued by the purchaser have no claim against the Company or any of the Company’s assets in the event of a default on the loans held by the purchaser.

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

During the three and six months ended November 30, 2007, the Company recognized $0.3 million and $0.6 million, respectively, in servicing fees on all loan securitization transactions.

(4)          Foreclosed Assets

Assets received in satisfaction of loan receivables are recorded at the lower of cost or market and classified on the consolidated balance sheets as foreclosed assets.  At November 30, 2007 and May 31, 2007, the balance of foreclosed assets included real estate developer notes receivable and limited partnership interests in certain real estate developments.

The activity for foreclosed assets is summarized below:

	Six months ended November 30,		Year ended
(in thousands)	2007	2006	May 31, 2007
Beginning balance	$66,329	$120,889	$120,889
Results of operations	3,816	5,991	9,758
Net cash provided by foreclosed assets	-	(56,831)	(63,831)
Sale of foreclosed assets	-	(487)	(487)
Ending balance of foreclosed assets	$70,145	$69,562	$66,329

(5)          Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(in thousands)	November 30, 2007	May 31, 2007
Short-term debt:
Commercial paper sold through dealers, net of discounts	$911,616	$1,017,879
Commercial paper sold directly to members, at par	1,325,776	1,383,090
Commercial paper sold directly to non-members, at par	144,879	133,087
Total commercial paper	2,382,271	2,534,056
Daily liquidity fund	298,694	250,563
Bank bid notes	100,000	100,000
Subtotal short-term debt	2,780,965	2,884,619
Long-term debt maturing within one year:
Medium-term notes sold through dealers	355,605	133,801
Medium-term notes sold to members	256,088	231,158
Secured collateral trust bonds	2,596,890	999,560
Secured notes payable	500,000	-
Subordinated deferrable debt (1)	-	175,000
Unsecured notes payable	3,040	2,985
Total long-term debt maturing within one year	3,711,623	1,542,504
Total short-term debt	$6,492,588	$4,427,123
(1) Redeemed in June 2007.

National Rural issues commercial paper for periods of one to 270 days.  National Rural also enters into short-term bank bid note agreements, which are unsecured obligations of National Rural and do not require backup bank lines for liquidity purposes.  Bank bid note facilities are uncommitted lines of credit for which National Rural does not pay a fee.  The commitments are generally subject to termination at the discretion of the individual banks.

Revolving Credit Agreements
The following is a summary of the amounts available under the Company's revolving credit agreements:
(Dollar amounts in thousands)	November 30, 2007	May 31, 2007	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,125,000	$1,125,000	March 14, 2008	0.05 of 1%
Five-year agreement	1,125,000	1,125,000	March 16, 2012	0.06 of 1%
Five-year agreement	1,025,000	1,025,000	March 22, 2011	0.06 of 1%
Total	$3,275,000	$3,275,000
(1) Facility fee determined by National Rural's senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods.  If converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.10 of 1% per annum.

Up-front fees of between 0.03 and 0.05 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at November 30, 2007, totaling in aggregate $1 million, which will be amortized on a straight-line basis over the life of the agreements.  No up-front fees were paid to the banks for their commitment to the 364-day facility.  Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fees are 0.05 of 1% for all three agreements in place at November 30, 2007.

At November 30, 2007 and May 31, 2007, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

For the purpose of calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net income, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133 and SFAS 52, Foreign Currency Translation.  The adjusted times interest earned ratio ("TIER"), as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements, plus minority interest net income, plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.  In addition to the non-cash adjustments related to SFAS 133 and 52, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest.  Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest.  Senior debt includes guarantees; however, it excludes:
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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the six months ended November 30, 2007 and the year ended May 31, 2007:

		Actual
	Requirement	November 30, 2007	May 31, 2007
Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.13	1.09
Minimum adjusted TIER at fiscal year end (1)	1.05	1.12	1.12
Maximum ratio of senior debt to total equity	10.00	7.30	6.65
(1) The Company must meet this requirement in order to retire patronage capital.  The adjusted TIER reported at November 30, 2007 is the amount from the prior year end, the last measurement date for this ratio.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but National Rural must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

(6)          Long-Term Debt

The following is a summary of long-term debt outstanding:

(in thousands)	November 30, 2007	May 31, 2007
Unsecured long-term debt:
Medium-term notes, sold through dealers	$4,437,049	$4,676,176
Medium-term notes, sold directly to members	96,611	76,464
Subtotal	4,533,660	4,752,640
Unamortized discount	(6,466)	(7,408)
Total unsecured medium-term notes	4,527,194	4,745,232

Unsecured notes payable	2,532,355	2,032,630
Total unsecured long-term debt	7,059,549	6,777,862

Secured long-term debt:
Collateral trust bonds	2,219,927	4,021,953
Unamortized discount	(4,209)	(4,596)
Total secured collateral trust bonds	2,215,718	4,017,357

Secured notes payable	-	500,000
Total secured long-term debt	2,215,718	4,517,357
Total long-term debt	$9,275,267	$11,295,219

Medium-term notes are unsecured obligations of National Rural.  Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.  See Note 2 for additional information on the collateral pledged to secure the Company's collateral trust bonds.

Unsecured Notes Payable
At November 30, 2007 and May 31, 2007, National Rural had outstanding a total of $2.5 billion and $2 billion, respectively, under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the REDLG program.  On August 7, 2007, National Rural received the advance of the remaining $500 million under the REDLG program.  The $500 million advance has a July 2027 maturity date.  As part of the REDLG program, National Rural will pay to RUS a fee of 30 basis points per annum on the total amount borrowed.  At November 30, 2007, the $2.5 billion of unsecured notes payable issued as part of the REDLG program require National Rural to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  See Note 2 for additional information on the mortgage notes held on deposit.

Secured Notes Payable
At May 31, 2007, the Company had outstanding a total of $500 million of 4.656% notes to Farmer Mac due in 2008.  See Note 2 for additional information on the collateral pledged to secure the Company's notes payable.  Based on the July 29, 2008 maturity, this debt was reclassified to short-term debt during the quarter ended August 31, 2007.

(7)          Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(Dollar amounts in thousands)	November 30, 2007	May 31, 2007
6.75% due 2043 (1)	$125,000	$125,000
6.10% due 2044 (2)	88,201	88,201
5.95% due 2045 (3)	98,239	98,239
Total	$311,440	$311,440
(1) The 6.75% subordinated deferrable securities due 2043 are callable by the Company at par starting on February 15, 2008.
(2) The 6.10% subordinated deferrable securities due 2044 are callable by the Company at par starting on February 1, 2009.
(3) The 5.95% subordinated deferrable securities due 2045 are callable by the Company at par starting on February 15, 2010.

(8)          Derivative Financial Instruments

The Company is neither a dealer nor a trader in derivative financial instruments.  The Company utilizes derivatives such as  interest rate and cross currency interest rate exchange agreements to mitigate interest rate risk and foreign currency exchange risk.

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

Interest Rate Exchange Agreements
Generally, the Company's interest rate exchange agreements do not qualify for hedge accounting under SFAS 133.  At November 30, 2007 and 2006 and May 31, 2007, the Company did not have any interest rate exchange agreements that were accounted for using hedge accounting.

The Company was a party to the following interest rate exchange agreements:

	Notional Amounts Outstanding
(in thousands)	November 30, 2007	May 31, 2007
Pay fixed and receive variable	$7,630,351	$7,276,473
Pay variable and receive fixed	5,756,440	5,256,440
Total interest rate exchange agreements	$13,386,791	$12,532,913

The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.

Interest rate exchange agreements had the following impact on the Company:

	Three months ended		Six months ended
	November 30,		November 30,
(in thousands)	2007	2006	2007	2006
Statement of Operations Impact
Agreements that do not qualify for hedge accounting
Derivative cash settlements	$11,507	$13,822	$19,836	$26,002
Derivative forward value	(75,412)	(72,223)	(109,012)	(126,548)
Total loss on interest rate exchange agreements	$(63,905)	$(58,401)	$(89,176)	$(100,546)

Comprehensive Income Impact
Agreements that qualify for hedge accounting:
Amortization of transition adjustment	$(256)	$(251)	$(331)	$(502)
Total comprehensive loss	$(256)	$(251)	$(331)	$(502)

A transition adjustment of $62 million was recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133.  The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements.  Approximately $0.8 million of the transition adjustment is expected to be amortized to income over the next twelve months and will continue through April 2029.

Cross Currency Interest Rate Exchange Agreements
There were no cross currency interest rate exchange agreements outstanding at November 30, 2007 and May 31, 2007.  As of November 30, 2006, the Company was a party to cross currency interest rate exchange agreements with a total notional amount of $434 million related to medium-term notes denominated in foreign currencies in which the Company received Euros and paid U.S. dollars.  These cross currency interest rate exchange agreements did not qualify for hedge accounting.  Generally, the Company’s cross currency interest rate exchange agreements do not qualify for hedge accounting under SFAS 133.

Cross currency interest rate exchange agreements had the following impact on the Company:

	Three months ended		Six months ended
	November 30,		November 30,
(in thousands)	2007	2006	2007	2006
Statement of Operations Impact
Agreements that do not qualify for hedge accounting
Derivative cash settlements	$-	$2,671	$-	$5,746
Derivative forward value	-	18,984	-	9,958
Total gain on interest rate exchange agreements	$-	$21,655	$-	$15,704

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

At November 30, 2007, the Company has the following notional amount and fair values associated with exchange agreements that contain rating triggers.  For the purpose of the presentation, the Company has grouped the rating triggers into two categories, (1) ratings from Moody's Investors Service falls to Baa1 or from Standard & Poor's Corporation falls to BBB+ and (2) ratings from Moody's Investors Service falls below Baa1 or from Standard & Poor's Corporation falls below BBB+.

(in thousands)	Notional Amount	Required Company Payment	Amount Company Would Collect	Net Total
Rating Level:
Fall to Baa1/BBB+	$1,685,509	$(16,470)	$49,590	$33,120
Fall below Baa1/BBB+	7,705,622	(85,166)	80,569	(4,597)
Total	$9,391,131	$(101,636)	$130,159	$28,523

Additionally, if ratings from Moody's Investors Service fall below Baa2 or from Standard & Poor's Corporation fall below BBB, the Company would be required to pledge collateral equal to the net obligation, or net fair value, of the related exchange agreements due to the affected counterparty, if any.  At November 30, 2007, the net obligation totaled $11 million for the $619 million notional amount subject to this rating trigger.

(9)          Members' Subordinated Certificates

Membership Subordinated Certificates
National Rural's members are required to purchase membership certificates as a condition of membership.  Such certificates are interest-bearing, unsecured, subordinated debt of National Rural.  Members may purchase the certificates over time as a percentage of the amount they borrow from National Rural.  RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.  National Rural membership certificates typically have an original maturity of 100 years and pay interest at 5%.  The weighted average maturity for all membership subordinated certificates outstanding at November 30, 2007 and May 31, 2007 was 69 years.

Loan and Guarantee Subordinated Certificates
Members obtaining long-term loans, certain short-term loans or guarantees are generally required to purchase additional loan or guarantee subordinated certificates with each such loan or guarantee based on the members' debt to equity ratio with National Rural.  These certificates are unsecured, subordinated debt of the Company.

Certificates currently purchased in conjunction with long-term loans are generally non-interest bearing.  National Rural's policy regarding the purchase of loan subordinated certificates requires members with a debt to equity ratio with National Rural in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% for distribution systems and 7% for power supply systems.  National Rural associates and RTFC members are required to purchase loan subordinated certificates of 10% of each long-term loan advance.  For non-standard credit facilities, the borrower is required to purchase interest bearing certificates in amounts determined appropriate by National Rural based on the circumstances of the transaction.

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with National Rural's guarantee program vary in accordance with applicable National Rural policy.  Members may be required to purchase non-interest-bearing debt service reserve subordinated certificates in connection with National Rural's guarantee of long-term tax-exempt bonds (see Note 12).  National Rural pledges proceeds from the sale of such certificates to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued.  These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

(10)            Minority Interest

At November 30, 2007 and May 31, 2007, the Company reported minority interests of $16 million and $22 million, respectively, on the consolidated balance sheets.  Minority interest represents the 100% interest that RTFC and NCSC members have in their respective organizations.  The members of RTFC and NCSC own or control 100% of the interest in the respective company.

During the six months ended November 30, 2007, the balance of minority interest decreased by $6 million of minority interest net loss.

(11)            Equity

National Rural is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members.  National Rural maintains the current year net earnings as unallocated through the end of its fiscal year.  Subsequent to the end of the fiscal year, National Rural's board of directors allocates its net earnings to members in the form of patronage capital and to board approved reserves.  Currently, National Rural has two such board approved reserves, the education fund and the members' capital reserve.  National Rural allocates a small portion, less than 1%, of net earnings annually to the education fund.  The allocation to the education fund must be at least 0.25% of net earnings as required by National Rural's bylaws.  Funds from the education fund are disbursed annually to fund cooperative education in the service territories of each state.  The board of directors determines the amount of net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents earnings that are held by National Rural to increase equity retention.  The net earnings held in the members' capital reserve have not been allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by National Rural's board of directors.  All remaining net earnings are allocated to National Rural's members in the form of patronage capital.  National Rural bases the amount of net earnings allocated to each member on the members' patronage of the National Rural lending programs in the year that the net earnings were earned.  There is no impact on National Rural's total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves.  National Rural's board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years.  National Rural's total equity is reduced by the amount of patronage capital retired to members and by amounts disbursed from board approved reserves.  National Rural adjusts the net earnings it allocates to members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52.

In July 2007, National Rural's board of directors authorized the allocation of the fiscal year 2007 adjusted net earnings as follows: $1 million to the education fund and $104 million to members in the form of patronage capital.  The board of directors also authorized the allocation of $1 million to the members' capital reserve.  In July 2007, National Rural's board of directors authorized the retirement of allocated net earnings totaling $86 million, representing 70% of the fiscal year 2007 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated net earnings.  This amount was returned to members in cash in September 2007.  Future allocations and retirements of net earnings will be made annually as determined by National Rural's board of directors with due regard for National Rural's financial condition.  The board of directors for National Rural has the authority to change the policy for allocating and retiring net earnings at any time, subject to applicable cooperative law.

At November 30, 2007 and May 31, 2007, equity included the following components:

(in thousands)	November 30, 2007	May 31, 2007
Membership fees	$996	$997
Education fund	919	1,406
Members' capital reserve	158,348	158,308
Allocated net income	320,064	405,598
Unallocated net income	55,717	(23)
Total members' equity	536,044	566,286
Prior years cumulative derivative forward
value and foreign currency adjustments	131,551	225,849
Current period derivative forward value (1)	(97,347)	(79,744)
Current period foreign currency adjustments	-	(14,554)
Total retained equity	570,248	697,837
Accumulated other comprehensive income	11,873	12,204
Total equity	$582,121	$710,041
(1) Represents the derivative forward value loss recorded by National Rural for the period.

(12)          Guarantees

The Company guarantees certain contractual obligations of its members so that they may obtain various forms of financing.  With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At November 30, 2007 and May 31, 2007, the Company had recorded a guarantee liability totaling $15 million and $19 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at November 30, 2007 and May 31, 2007 totaled $10 million and $13 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure.  The remaining balance of the total guarantee liability of $5 million and $6 million, respectively, at November 30, 2007 and May 31, 2007 relates to the Company's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into or modified since January 1, 2003 in accordance with FIN No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34).  The non-contingent obligation is estimated based on guarantee fees collectible over the life of the guarantee.  The fees are deferred and amortized on the straight-line method into interest income over the term of the guarantees.

Activity in the guarantee liability account is summarized below:
	For the six months ended November 30,		Year ended
(in thousands)	2007	2006	May 31, 2007
Beginning balance	$18,929	$16,750	$16,750
Net change in non-contingent liability	(948)	1,575	3,879
(Recovery of) provision for contingent guarantee losses	(3,300)	400	(1,700)
Ending balance	$14,681	$18,725	$18,929

Liability as a percentage of total guarantees	1.35%	1.64%	1.76%

The following chart summarizes total guarantees by type and segment:

(in thousands)	November 30, 2007			May 31, 2007
Total by type:
Long-term tax exempt bonds (1)	$$	510,715	$$	526,185
Indemnifications of tax benefit transfers (2)		102,419		107,741
Letters of credit (3)		395,296		365,766
Other guarantees (4)		79,688		74,682
Total	$$	1,088,118	$$	1,074,374

Total by segment:
National Rural:
Distribution	$$	218,000	$$	211,320
Power supply		774,264		797,009
Statewide and associate		23,553		25,359
National Rural total		1,015,817		1,033,688
RTFC		260		-
NCSC		72,041		40,686
Total	$$	1,088,118	$$	1,074,374
(1) The maturities for this type of guarantee run through 2037.  National Rural has guaranteed debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities. National Rural has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due.  National Rural has debt service reserve funds in the amount of $55 million at November 30, 2007 and May 31, 2007 on deposit with the bond trustee that can only be used for the purpose of covering any deficiencies in the bond principal, premium or interest payments.  The member systems have agreed to make up deficiencies in the debt service reserve funds for certain of these issues of bonds.  In the event of default by a system for non-payment of debt service, National Rural is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue.  The system is required to repay, on demand, any amount advanced by National Rural and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.

Of the amounts shown above, $384 million and $396 million as of November 30, 2007 and May 31, 2007, respectively, are adjustable or floating/fixed rate bonds.  The floating interest rate on such bonds may be converted to a fixed rate as specified in the indenture for each bond offering.  During the variable rate period (including at the time of conversion to a fixed rate), National Rural has unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other purchasers.  National Rural's maximum potential exposure includes guaranteed principal and interest related to the bonds.  National Rural is unable to determine the maximum amount of interest that it could be required to pay related to the floating rate bonds.  As of November 30, 2007, National Rural's maximum potential exposure for the $22 million of fixed rate tax-exempt bonds is $29 million.  Many of these bonds have a call provision that in the event of a default would allow National Rural to trigger the call provision.  This would limit National Rural's exposure to future interest payments on these bonds.  National Rural's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues.  However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse National Rural for any guarantee payments will be treated as a long-term loan.

(2) The maturities for this type of guarantee run through 2015.  National Rural has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers.  In the event of default by a system for non-payment of indemnity payments, National Rural is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the indemnity payments.  The member is required to repay any amount advanced by National Rural and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.  The amounts shown represent National Rural's maximum potential exposure for guaranteed indemnity payments.  A member's obligation to reimburse National Rural for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction.  This amount is secured by a mortgage lien on substantially all of the system's assets and future revenues.  The remainder would be treated as a short-term loan secured by a subordinated mortgage on substantially all of the member's property.  Due to changes in federal tax law, no further guarantees of this nature are anticipated.

(3) The maturities for this type of guarantee run through 2017.  Additionally, letters of credit totaling $8 million at November 30, 2007 have a term of one year and automatically extend for a period of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit).  The Company issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time.  Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued.  In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw.  Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date.  The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees.  As of November 30, 2007, the Company's maximum potential exposure is $395 million, of which $251 million is secured.  When taking into consideration reimbursement obligation agreements that National Rural has in place with other lenders, National Rural's maximum potential exposure related to $51 million of letters of credit would be reduced to $15 million in the event of default.  Security provisions include a mortgage lien on substantially all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table, under master letter of credit facilities, the Company may be required to issue up to an additional $391 million in letters of credit to third parties for the benefit of its members at November 30, 2007.  At May 31, 2007, this amount was $339 million.

(4) The maturities for this type of guarantee run through 2025.  National Rural provides other guarantees for its members.  In the event of default by a system for non-payment of the obligation, National Rural must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation.  Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover National Rural's general and administrative expenses, a provision for losses and a reasonable margin.  The member is required to repay any amount advanced by National Rural and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.  Of National Rural's maximum potential exposure for guaranteed principal and interest totaling $80 million at November 30, 2007, $3 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $77 million is unsecured.

National Rural uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

At November 30, 2007 and May 31, 2007, National Rural had a total of $144 million and $221 million of guarantees, respectively, representing 13% and 21% of total guarantees, respectively, under which its right of recovery from its members was not secured.

(13)            Contingencies

The Company had the following loans outstanding classified as non-performing and restructured:

(in thousands)	November 30, 2007	May 31, 2007	November 30, 2006
Non-performing loans	$503,198	$501,864	$539,117
Restructured loans	590,768	603,305	615,832
Total	$1,093,966	$1,105,169	$1,154,949

(a) At November 30, 2007, May 31, 2007 and November 30, 2006, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.  At November 30, 2007 and May 31, 2007, $532 million and $545 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income.  At November 30, 2006, there were $557 million of restructured loans on non-accrual status.  A total of $1 million and $2 million, respectively, of interest income was accrued on restructured loans during the three and six months ended November 30, 2007 and 2006.

Interest income was reduced as follows as a result of holding loans on non-accrual status:

	Three months ended		Six months ended
	November 30,		November 30,
(in thousands)	2007	2006	2007	2006

Non-performing loans	$8,513	$10,429	$17,727	$20,903
Restructured loans	8,970	9,972	18,311	19,812
Total	$17,483	$20,401	$36,038	$40,715

(b) The Company classified $1,081 million and $1,099 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at November 30, 2007 and May 31, 2007, respectively.  The Company reserved $359 million and $397 million of the loan loss allowance for such impaired loans at November 30, 2007 and May 31, 2007, respectively.  The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.  Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance.  The Company accrued a total of $1 million and $2 million, respectively, of interest income on impaired loans for the three and six months ended November 30, 2007 and 2006.  The average recorded investment in impaired loans for the six months ended November 30, 2007 and 2006 was $1,088 million and $1,153 million, respectively.

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

(c) At November 30, 2007 and May 31, 2007, National Rural had a total of $532 million and $545 million, respectively, of restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers.  All restructured loans have been on non-accrual status since January 1, 2001. In addition, a total of $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at both November 30, 2007 and May 31, 2007.  Total loans to CoServ at November 30, 2007 and May 31, 2007 represented 2.9% of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, National Rural restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to National Rural through December 2037.  As part of the restructuring, National Rural may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  When CoServ requests capital expenditure loans from National Rural, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to National Rural.  As of November 30, 2007, $20 million has been advanced to CoServ under this loan facility.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.  National Rural has received no notice from CoServ that it intends to prepay the loan.

CoServ and National Rural have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  National Rural's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at November 30, 2007.

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

Non-performing loans at May 31, 2007 included $9 million to VarTec.  On June 4, 2007, the Bankruptcy Court approval of a settlement of litigation against the Company became final, pursuant to which (a) all claims against the Company were dismissed with prejudice and fully released, (b) a portion of the proceeds from the collateral that had been provisionally applied to the Company’s secured debt was reallocated to VarTec creditors, including the Company, and (c) an administrative debtor-in-possession (“DIP”) financing facility owed by the VarTec bankruptcy estates to the Company was reduced to $6 million.  The Company’s remaining DIP and unsecured claims will share in further recoveries by the bankruptcy estates.  As a result of the settlement of the litigation, the Company wrote off $44 million of pre-petition debt during the fourth quarter of fiscal year 2007 and wrote off $17 million in the first quarter of fiscal year 2008.

At November 30, 2007, the Company had a receivable for $6 million, which has a payment priority from the bankruptcy estates; in addition, the Company will share in recoveries that are in excess of the amount required to repay the DIP financing and cover expenses of the estates.  On December 26, 2007, the Company received $3 million, which is a share of the settlement proceeds from the VarTec estates’ litigation against certain former directors and officers.  As a result of this $3 million payment to the Company, the balance of the receivable was reduced from $6 million to $3 million subsequent to the end of the quarter.

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

As of November 30, 2007 and May 31, 2007, RTFC had $496 million and $493 million, respectively, in loans outstanding to ICC.  Loans outstanding to ICC continue to increase due to accrued legal costs associated with ongoing litigation to recover the outstanding loan balance.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to the Company since June 2005.

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

Beginning on June 1, 2004, RTFC filed a series of lawsuits against ICC, Prosser and others for failure to comply with the terms of ICC's loan agreement with RTFC dated August 27, 2001 as amended on April 4, 2003 (hereinafter, the "RTFC Lawsuits").  In response to the RTFC Lawsuits, ICC, Vitelco and Prosser denied liability and asserted claims, by way of counterclaim and by filing its own lawsuits against RTFC, National Rural and certain of RTFC's officers, seeking various remedies, including reformation of the loan agreement, injunctive relief, and damages.  The remedies were based on various theories including a claim that RTFC breached an alleged funding obligation for the settlement of litigation brought by Emcom shareholders (the "Greenlight Entities") against ICC-LLC, ICC and some of ICC's directors, and a claim that Emcom and ICC-LLC were entitled to contribution from RTFC and National Rural in connection with judgments that the Greenlight Entities had been awarded (the "ICC Claims," together with the RTFC Lawsuits, the "Loan Litigation").  Venue of the Loan Litigation ultimately was fixed in the United States District Court for the District of the Virgin Islands.

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

On April 26, 2006, RTFC reached a settlement of the Loan Litigation with ICC, Vitelco, ICC-LLC, Emcom, their directors and Prosser, individually.  Under the settlement, RTFC obtained entry of judgments in the District Court for the District of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million.  RTFC also obtained dismissals with prejudice of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and National Rural. Various parties also reached agreement for ICC to satisfy the RTFC judgments in the third quarter of calendar year 2006, subject to certain terms and conditions, however, on July 31, 2006, certain of the parties obligated to satisfy the RTFC judgments under the agreement filed voluntary bankruptcy proceedings, as described below, in order to obtain additional time to satisfy the judgments.

On July 31, 2006, ICC-LLC, Emcom and Prosser, individually, each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, now pending  in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division.  Each of the debtors is obligated to RTFC for certain obligations of ICC, including court judgments.  On February 13, 2007, the Bankruptcy Court ordered the appointment of a Chapter 11 trustee for the ICC-LLC and Emcom bankruptcy estates and an examiner for Prosser’s bankruptcy estate.

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

On September 21, 2007, the United States District Court for the Virgin Islands, Bankruptcy Division, in response to an involuntary petition filed by the Greenlight Entities, entered an order for relief under Chapter 11 of the United States Bankruptcy Code thereby placing ICC in its own bankruptcy proceeding.  In response to a motion by RTFC, the Bankruptcy Court ordered appointment of a Chapter 11 trustee on October 3, 2007.  Certain parties have moved for reconsideration of and/or appealed one or more orders of the Bankruptcy Court and have requested a stay pending ruling by the District Court.  RTFC believes both that the moving parties have no standing and that the motions to reconsider and appeal have no merit.  Pending the appeal, the Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries, and has begun to marshal RTFC collateral and other assets for disposition and eventual payment in respect of RTFC’s claims and the claims of other parties-in-interest.  On January 2, 2008, the Chapter 11 trustee of ICC filed a motion seeking authority to sell substantially all of ICC’s assets, including stock in ICC’s operating subsidiaries.  A hearing on the motion is expected to be held on February 1, 2008.

In response to a motion by the Greenlight Entities, joined by RTFC, the Bankruptcy Court converted Prosser’s individual Chapter 11 bankruptcy to a Chapter 7 liquidation on October 3, 2007.  Prosser has filed a notice of appeal of the conversion order.  RTFC believes that the appeal has no merit.  Pending the appeal, the Chapter 7 trustee has advised that he intends to marshal Prosser’s non-exempt assets for disposition and eventual payment in respect of creditor claims.  On December 3, 2007, the Chapter 7 trustee of Prosser’s estate filed a motion to approve sale procedures and for authority to sell Prosser’s controlling shares in the Virgin Islands Community Bank Corp.  The sale procedures were approved by the court on December 14, 2007 and on December 26, 2007, the Chapter 7 trustee issued notice that a purchaser had been selected.  On January 3, 2008, the Court announced it would enter an order approving a sale of the bank stock to FirstBank Puerto Rico, subject to approval by third parties, including the Federal Deposit Insurance Corporation.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at November 30, 2007.

(f) Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama.  Pioneer had also invested in a propane gas operation, which it has sold.  Pioneer has experienced deterioration in its financial condition as a result of losses in the gas operation.  At November 30, 2007 and May 31, 2007, National Rural had a total of $52 million in loans outstanding to Pioneer.  Pioneer was current with respect to all debt service payments at November 30, 2007.  All loans to Pioneer remain on accrual status with respect to the recognition of interest income.  National Rural is the principal creditor to Pioneer.

On March 9, 2006, National Rural and Pioneer agreed on the terms of a debt modification that resulted in the loans being classified as restructured.  Under the amended agreement, National Rural extended the maturity of the outstanding loans and granted a two-year deferral of principal payments.  In addition, National Rural agreed to make available a line of credit for general corporate purposes.  The restructured loans are secured by first liens on substantially all of the assets and revenues of Pioneer.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at November 30, 2007.

(14)	Segment Information

The Company's consolidated financial statements include the financial results of National Rural, RTFC and NCSC.  Financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance.  The National Rural segment includes the consolidation of entities controlled by National Rural and created to hold foreclosed assets and effect loan securitization transactions and intercompany transaction elimination entries.  The segment presentation for the six months ended November 30, 2007 and 2006 reflect the operating results of each of the three companies as a separate segment.

National Rural is the sole lender to RTFC and the primary source of funding for NCSC.  NCSC also obtains funding from third parties with a National Rural guarantee.  Thus, National Rural takes all of the risk related to the funding of the loans to RTFC and NCSC, and in return, National Rural earns net interest income on the loans to RTFC and NCSC.

Pursuant to guarantee agreements, National Rural has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loan program.  Thus, National Rural maintains the majority of the total consolidated loan loss allowance.  A small loan loss allowance is maintained by NCSC to cover its consumer loan exposure.

The following chart contains the consolidating statement of operations for the six months ended November 30, 2007 and consolidating balance sheet information as of November 30, 2007.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$465,790	$47,366	$18,085	$531,241
Interest expense	(427,164)	(44,551)	(15,627)	(487,342)
Net interest income	38,626	2,815	2,458	43,899
Recovery of loan losses	14,301	-	-	14,301
Net interest income after recovery of loan losses	52,927	2,815	2,458	58,200

Non-interest income:
Rental and other income	389	-	314	703
Derivative cash settlements	19,679	-	157	19,836
Results of operations of foreclosed assets	3,816	-	-	3,816
Total non-interest income	23,884	-	471	24,355

Non-interest expense:
General and administrative expenses	(23,854)	(2,379)	(1,834)	(28,067)
Recovery of guarantee liability	3,300	-	-	3,300
Derivative forward value	(97,347)	-	(11,665)	(109,012)
Loss on sale of loans	(518)	-	-	(518)
Total non-interest expense	(118,419)	(2,379)	(13,499)	(134,297)

(Loss) income prior to income taxes and minority
interest	(41,608)	436	(10,570)	(51,742)
Income taxes	-	(1)	4,012	4,011
Net (loss) income per segment reporting	$(41,608)	$435	$(6,558)	$(47,731)

Reconciliation of net loss:
Net loss per segment reporting				$(47,731)
Minority interest, net of income taxes				6,123
Net loss per consolidated statement of operations				$(41,608)

Assets:
Total loans	$16,002,716	$1,791,504	$463,683	$18,257,903
Deferred origination fees	4,020	-	-	4,020
Less: Allowance for loan losses	(530,313)	-	(489)	(530,802)
Loans to members, net	15,476,423	1,791,504	463,194	17,731,121
Other assets	626,539	194,850	54,385	875,774
Total assets	$16,102,962	$1,986,354	$517,579	$18,606,895

The following chart contains the consolidating statement of operations for the six months ended November 30, 2006 and consolidating balance sheet information at November 30, 2006.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$454,239	$55,402	$15,292	$524,933
Interest expense	(438,958)	(52,054)	(13,583)	(504,595)
Net interest income	15,281	3,348	1,709	20,338

Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	15,281	3,348	1,709	20,338

Non-interest income:
Rental and other income	307	-	318	625
Derivative cash settlements	31,556	-	192	31,748
Results of operations of foreclosed assets	5,991	-	-	5,991
Total non-interest income	37,854	-	510	38,364

Non-interest expense:
General and administrative expenses	(21,260)	(2,540)	(1,705)	(25,505)
Provision for guarantee liability	(400)	-	-	(400)
Derivative forward value	(113,390)	-	(3,200)	(116,590)
Foreign currency adjustments	(17,299)	-	-	(17,299)
Total non-interest expense	(152,349)	(2,540)	(4,905)	(159,794)

(Loss) income prior to income taxes and minority
interest	(99,214)	808	(2,686)	(101,092)
Income taxes	-	180	1,020	1,200
Net (loss) income per segment reporting	$(99,214)	$988	$(1,666)	$(99,892)

Reconciliation of net loss:
Net loss per segment reporting				$(99,892)
Minority interest				678
Net loss per consolidated statement of operations				$(99,214)

Assets:
Loans to members	$15,738,645	$2,016,915	$401,946	$18,157,506
Deferred origination fees	3,249	-	-	3,249
Less: Allowance for loan losses	(610,725)	-	(633)	(611,358)
Loans to members, net	15,131,169	2,016,915	401,313	17,549,397
Other assets	840,198	215,451	33,300	1,088,949
Total assets	$15,971,367	$2,232,366	$434,613	$18,638,346

The following chart contains the consolidating statement of operations for the three months ended November 30, 2007.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$230,984	$23,337	$8,966	$263,287
Interest expense	(210,403)	(21,921)	(7,693)	(240,017)
Net interest income	20,581	1,416	1,273	23,270

Recovery of loan losses	14,301	-	-	14,301

Net interest income after recovery of loan losses	34,882	1,416	1,273	37,571

Non-interest income:
Rental and other income	200	-	152	352
Derivative cash settlements	11,514	-	(7)	11,507
Results of operations of foreclosed assets	1,856	-	-	1,856
Total non-interest income	13,570	-	145	13,715

Non-interest expense:
General and administrative expenses	(12,593)	(1,200)	(964)	(14,757)
Provision for guarantee losses	1,200	-	-	1,200
Derivative forward value	(67,285)	-	(8,127)	(75,412)
Total non-interest expense	(78,678)	(1,200)	(9,091)	(88,969)

(Loss) income prior to income taxes and minority interest	(30,226)	216	(7,673)	(37,683)
Income taxes	-	-	2,912	2,912
Net (loss) income per segment reporting	$(30,226)	$216	$(4,761)	$(34,771)

Reconciliation of net loss:
Net loss per segment reporting				$(34,771)
Minority interest				4,545
Net loss per consolidated statement of operations				$(30,226)

The following chart contains the consolidating statement of operations for the three months ended November 30, 2006.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$225,247	$27,289	$7,708	$260,244
Interest expense	(216,214)	(25,546)	(6,831)	(248,591)
Net interest income	9,033	1,743	877	11,653

Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	9,033	1,743	877	11,653

Non-interest income:
Rental and other income	154	-	154	308
Derivative cash settlements	16,404	-	89	16,493
Results of operations of foreclosed assets	2,989	-	-	2,989
Total non-interest income	19,547	-	243	19,790

Non-interest expense:
General and administrative expenses	(10,614)	(1,214)	(949)	(12,777)
Provision for guarantee liability	(1,800)	-	-	(1,800)
Derivative forward value	(51,741)	-	(1,498)	(53,239)
Foreign currency adjustments	(20,620)	-	-	(20,620)
Total non-interest expense	(84,775)	(1,214)	(2,447)	(88,436)

(Loss) income prior to income taxes and minority interest	(56,195)	529	(1,327)	(56,993)
Income taxes	-	(18)	504	486
Net (loss) income per segment reporting	$(56,195)	$511	$(823)	$(56,507)

Reconciliation of net loss:
Net loss per segment reporting				$(56,507)
Minority interest				312
Net loss per consolidated statement of operations				$(56,195)

(15)	Subsequent Event

On December 21, 2007, National Rural finalized a contract with Loudoun Land Venture LLC to purchase 27.6 acres of land located in Loudoun County, Virginia for $16 million.  The land purchase was approved by National Rural’s board of directors.

Subsequent to the end of the quarter, in December 2007, National Rural received cash proceeds totaling $9 million resulting from the sale of real estate properties and the paydown of related notes which reduced the foreclosed asset balance outstanding.

Item 2.                Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless stated otherwise, references to the Company relate to the consolidation of National Rural Utilities Cooperative Finance Corporation ("National Rural" or "the Company"), Rural Telephone Finance Cooperative ("RTFC"), National Cooperative Services Corporation ("NCSC") and certain entities controlled by National Rural and created to hold foreclosed assets and effect loan securitization transactions.  The following discussion and analysis is designed to provide a better understanding of the Company's consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto. National Rural refers to its financial measures that are not in accordance with generally accepted accounting principles ("GAAP") as "adjusted" throughout this document.  See "Non-GAAP Financial Measures" for further explanation of why the Non-GAAP measures are useful and for a reconciliation to GAAP amounts.

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

Restatement
Subsequent to the issuance of the May 31, 2006 consolidated financial statements, the Company’s management identified an error in the recording of interest expense on foreign denominated debt and the cash settlement income from foreign currency exchange agreements, as well as the related accrued interest payable and accrued interest receivable.  The Company was using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the average spot foreign currency exchange rate during the income statement period to convert the interest expense on the foreign denominated debt and foreign exchange agreement income to U.S. dollars.  The Company was also using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the spot foreign currency exchange rate at the end of the balance sheet period to convert the accrued interest payable and accrued interest receivable to U.S. dollars.  The interest expense on the foreign denominated debt and the cash settlement income from the foreign currency exchange agreement are equal and offsetting amounts, as the Company uses the amount received under the exchange agreement to pay the interest expense on the foreign denominated debt.  The amounts for the accrued interest payable and accrued interest receivable are also offsetting.  As a result of this error, interest expense and cash settlement income were understated by $3 million and $7 million for the three and six months ended November 30, 2006, respectively.  The Company subtracts the net accrual from the last settlement date on its derivatives at each period end in the calculation of the related fair value, so the error in the calculation of the income receivable on the foreign exchange agreements also impacted the fair value of the derivatives recorded as a derivative asset.  Thus this correction also impacts the change in the fair value of the derivatives reported in the derivative forward value line on the consolidated statement of operations.  The derivative forward value loss and net loss lines were understated by $4 million and $7 million for the three and six months ended November 30, 2006, respectively.  There is no impact on cash flows from operating activities or the total change in cash in the consolidated statements of cash flows.

The Company has revised this Management’s Discussion and Analysis for the effects of the restatement.

Overview
In this report the Company will provide analysis on its results of operations, financial condition, liquidity and market risk.  The Company will also provide analysis of trends and significant transactions completed in the period covered by the report.

The Company provides financial products to its rural electric and telecommunications members at a low cost in relation to the financial performance and strength required to maintain strong credit ratings.  The Company's access to the capital markets at levels that allow it to keep cost to the members low is dependent on maintaining strong credit ratings.  See page 54 for detail on the current ratings for the Company's public debt.

Financial Overview
Results of Operations
The Company uses a times interest earned ratio (“TIER”) instead of the dollar amount of net interest income or net income as its primary performance indicator, since its net income in dollar terms is subject to fluctuation as interest rates change.  TIER is a measure of the Company's ability to cover the interest expense on its debt obligations.  TIER is calculated by dividing the sum of interest expense and the net income (loss) prior to the cumulative effect of change in accounting principle by the interest expense.

For the six months ended November 30, 2007, the Company reported a net loss of $42 million compared to a net loss of $99 million for the prior year period, thus the TIER calculation for both periods results in a value below 1.00.  For the six months ended November 30, 2007, the Company reported an adjusted net income of $61 million and adjusted TIER of 1.13, compared to an adjusted net income of $34 million and adjusted TIER of 1.07 for the prior year period.  We calculate adjusted net income by excluding the impact of derivatives and foreign currency adjustments and including minority interest.  We calculate adjusted TIER by using adjusted net income and including all derivative cash settlements in the interest expense.   See "Non-GAAP Financial Measures" for more information on the adjustments the Company makes to its financial results for the purposes of its own analysis and covenant compliance.

During the six months ended November 30, 2007, the Company's earnings were impacted by the level of loans on non-accrual status.  Holding loans on non-accrual status resulted in a reduction of $36 million and $41 million to reported interest income for the six months ended November 30, 2007 and 2006, respectively.  During fiscal year 2008, the Company expects the outstanding balance on the current loans on non-accrual status to decrease due to loan write-offs and principal repayments.  The Company wrote off $17 million related to VarTec Telecom, Inc. (“VarTec”) during the first quarter of fiscal year 2008.   In addition, it is expected that Denton County Electric Cooperative, Inc. d/b/a CoServ Electric (“CoServ”) will make scheduled quarterly payments totaling $25 million in fiscal year 2008, which will all be applied as a reduction to principal.

The reduction to the amount of loans on non-accrual status should result in an increase to the adjusted net interest income yield over the remainder of fiscal year 2008.  Changes to the Company's variable interest rates may mirror changes to the federal funds rate.  The calculated impairment on the Company's loans increases or decreases with the increases and decreases to the Company's variable interest rates.  Based on the current balance of impaired loans at November 30, 2007, an increase or decrease of 25 basis points to the Company's variable interest rates results in an increase or decrease of approximately $8 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.

Financial Condition
At November 30, 2007, the Company's total loans outstanding increased by $130 million or less than 1% from May 31, 2007.  At November 30, 2007, National Rural loans outstanding increased by $197 million, RTFC loans outstanding decreased by $68 million, and NCSC loans outstanding increased by $1 million compared to May 31, 2007.  National Rural loans outstanding increased due to net advances of $237 million offset by the sale of $40 million of National Rural distribution loans at par in a loan securitization transaction in August 2007.  National Rural expects to continue such loan sales on a periodic basis.  See further discussion in “Results of Operations”.

The Company expects that the balance of the loan portfolio will remain relatively stable during the remainder of fiscal year 2008.  Loans from the Federal Financing Bank ("FFB"), a division of the U.S. Treasury Department, with a Rural Utilities Service (“RUS”) guarantee, represent a lower cost option for rural electric utilities compared to the Company.  The Company anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to fund the loan, and from power supply systems.  The Company anticipates that the RTFC loan balance will continue to slowly decline due to long-term loan amortization, the strong liquidity position of rural telecommunication companies and a general slowdown in merger and acquisition activities.

On December 26, 2007, the President of the United States signed the Appropriations Act for Fiscal Year 2008 which set the fiscal year 2008 RUS electric and telephone loan program levels.  Electric funding levels for fiscal year 2008 are $6.5 billion for FFB loans and $100 million for five percent loans.  Telephone funding levels for fiscal year 2008 are $145 million for five percent loans, $250 million for FFB loans, $295 million for treasury rate loans and $300 million for broadband loans.

During the six months ended November 30, 2007, short-term debt increased by $2,066 million and long-term debt decreased by $2,020 million due to the reclassification of $1,567 million of extendible CTBs and $250 million of extendible MTNs from long-term debt to short-term debt.  Holders of $2,062 million of the Company’s extendible debt elected not to extend the maturity during the six months ended November 30, 2007.  As a result, $1,817 million of extendible debt was reclassified from long-term debt to short-term debt based on maturity dates ranging from August through November of 2008.  The remaining $245 million of extendible debt will mature in July 2009.

Long-term debt was also impacted by the additional $500 million borrowed under the Rural Economic Development Loan and Grant (“REDLG”) program in August 2007 offset by $500 million of secured notes payable reclassified to short-term debt based on the maturity of the debt.  The additional REDLG funds were used to pay down maturing medium-term notes and commercial paper, which decreased short-term debt.  Short-term debt was also impacted by the redemption of $175 million of subordinated deferrable debt in June 2007.

Total equity decreased $128 million from May 31, 2007 to November 30, 2007 due to the board authorized patronage capital retirement totaling $86 million and a net loss of $42 million for the six months ended November 30, 2007.  Under GAAP, the Company's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements.  As a result, it is difficult to predict the future changes in the Company's reported GAAP equity due to the uncertainty of the movement in future interest rates.  In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 52, Foreign Currency Translation.

Liquidity
At November 30, 2007, the Company had $2,781 million of commercial paper, daily liquidity fund and bank bid notes and $3,712 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months.  Members held commercial paper (including the daily liquidity fund) which totaled $1,624 million or approximately 61% of the total commercial paper outstanding at November 30, 2007.  Commercial paper issued through dealers and bank bid notes totaled $1,012 million and represented 6% of total debt outstanding at November 30, 2007.  The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during the remainder of fiscal year 2008.  During the next twelve months, the Company plans to refinance the $3,712 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt.

National Rural uses member loan repayments, capital market debt issuance, private debt issuance, member investments, and net income to fund its operations.  In addition, the Company maintains both short-term and long-term bank lines in the form of revolving credit agreements with its bank group.  Members pay a small membership fee and are typically required to purchase subordinated certificates as a condition to receiving a long-term loan advance and as a condition of membership.  National Rural has a need for funding to make loan advances to its members, to make interest payments on its public and private debt and to make payments of principal on its maturing debt.  To facilitate open access to the capital markets, National Rural is a regular issuer of debt, maintains strong credit ratings and has shelf registrations on file with the SEC.  The Company qualifies as a well-known seasoned issuer under SEC rules.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.  This statement amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations.  Noncontrolling interests shall be reclassified to equity, consolidated net income shall be adjusted to include net income attributable to noncontrolling interests and consolidated comprehensive income shall be adjusted to include comprehensive income attributable to the noncontrolling interests.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company’s adoption of SFAS 160 on June 1, 2009 is not expected to have a material impact on the Company’s financial position or results of operations.

Results of Operations
Six Months Ended November 30, 2007 versus November 30, 2006
The following chart presents the results of operations for the six months ended November 30, 2007 versus 2006.

	For the six months ended November 30,		Increase/
(Dollar amounts in millions)	2007	2006	(Decrease)
Interest income	$531	$525	$6
Interest expense	(487)	(505)	18
Net interest income	44	20	24
Recovery of loan losses	14	-	14
Net interest income after recovery of loan losses	58	20	38

Non-interest income:
Rental and other income	1	1	-
Derivative cash settlements	20	32	(12)
Results of operations of foreclosed assets	4	6	(2)
Total non-interest income	25	39	(14)

Non-interest expense:
Salaries and employee benefits	(18)	(17)	(1)
Other general and administrative expenses	(10)	(9)	(1)
Recovery of guarantee liability	3	-	3
Derivative forward value	(109)	(117)	8
Foreign currency adjustments	-	(17)	17
Loss on sale of loans	(1)	-	(1)
Total non-interest expense	(135)	(160)	25

Loss prior to income taxes and minority interest	(52)	(101)	49

Income taxes	4	1	3
Minority interest, net of income taxes	6	1	5
Net loss	$(42)	$(99)	$57

TIER (1)	-	-
Adjusted TIER (2)	1.13	1.07
(1) For the six months ended November 30, 2007 and 2006, the Company reported a net loss of $42 million and $99 million, respectively thus the TIER calculation results in a value below 1.00.
(2) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net income, to include minority interest in net income and to include all derivative cash settlements in the interest expense.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the six months ended November 30,		Increase/
	2007	2006	(Decrease)
Interest income	5.85%	5.72%	0.13%
Interest expense	(5.37)%	(5.50)%	0.13%
Net interest income	0.48%	0.22%	0.26%
Recovery of loan losses	0.16%	-	0.16%
Net interest income after recovery of loan losses	0.64%	0.22%	0.42%

Non-interest income:
Rental and other income	0.01%	0.01%	-
Derivative cash settlements	0.22%	0.35%	(0.13)%
Results of operations of foreclosed assets	0.05%	0.07%	(0.02)%
Total non-interest income	0.28%	0.43%	(0.15)%
		-
Non-interest expense:
Salaries and employee benefits	(0.20)%	(0.19)%	(0.01)%
Other general and administrative expenses	(0.11)%	(0.10)%	(0.01)%
Recovery of guarantee liability	0.03%	-	0.03%
Derivative forward value	(1.20)%	(1.27)%	0.07%
Foreign currency adjustments	-	(0.19)%	0.19%
Loss on sale of loans	(0.01)%	-	(0.01)%
Total non-interest expense	(1.49)%	(1.75)%	0.26%
Loss prior to income taxes and minority interest	(0.57)%	(1.10)%	0.53%
Income taxes	0.04%	0.01%	0.03%
Minority interest, net of income taxes	0.07%	0.01%	0.06%
Net loss	(0.46)%	(1.08)%	0.62%

Adjusted net interest income (1)	0.70%	0.57%	0.13%
Adjusted loss prior to income taxes and minority interest (2)	0.63%	0.36%	0.27%
(1) Adjusted to include derivative cash settlements in the interest expense.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.
(2) Adjusted to exclude derivative forward value and foreign currency adjustments.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

National Rural's net interest income will increase or decrease due to changes in loan volume and the rates that it receives on its loans and pays on its sources of funding.  National Rural's loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to interest income, interest expense and net interest income due to changes in loan volume versus changes to interest rates.  For comparability purposes, average daily loan volume is used as the denominator in calculating interest income yield, interest expense rates and net interest income yield.

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

Volume Rate Variance Table
(Dollar amounts in millions)

	For the six months ended November 30,
	2007			2006			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income
National Rural	$15,818	$466	5.87%	$15,870	$454	5.71%	$(1)	$13	$12
RTFC	1,831	47	5.16%	2,044	55	5.41%	(6)	(2)	(8)
NCSC	462	18	7.80%	398	16	7.66%	2	-	2
Total	$18,111	$531	5.85%	$18,312	$525	5.72%	$(5)	$11	$6

Interest expense
National Rural	$15,818	$(427)	(5.39)%	$15,870	$(439)	(5.52)%	$1	$11	$12
RTFC	1,831	(44)	(4.85)%	2,044	(52)	(5.08)%	6	2	8
NCSC	462	(16)	(6.74)%	398	(14)	(6.81)%	(2)	-	(2)
Total	$18,111	$(487)	(5.37)%	$18,312	$(505)	(5.50)%	$5	$13	$18

Net interest income
National Rural	$15,818	$39	0.48%	$15,870	$15	0.19%	$-	$24	$24
RTFC	1,831	3	0.31%	2,044	3	0.33%	-	-	-
NCSC	462	2	1.06%	398	2	0.85%	-	-	-
Total	$18,111	$44	0.48%	$18,312	$20	0.22%	$-	$24	$24

Derivative cash settlements (3)
National Rural	$12,786	$20	0.31%	$12,635	$32	0.50%	$-	$(12)	$(12)
NCSC	208	-	-	95	-	-	-	-	-
Total	$12,994	$20	0.31%	$12,730	$32	0.50%	$-	$(12)	$(12)

Adjusted interest expense (4)
Total	$18,111	$(467)	(5.15)%	$18,312	$(473)	(5.15)%	$5	$1	$6
(1) Variance due to volume is calculated using the following formula: [(current period average balance - prior year period average balance) x prior year period average rate].
(2) Variance due to rate is calculated using the following formula: [(current period average rate - prior year period average rate) x current period average balance].
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

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the chart above is summarized as follows by income type and as a percentage of average loans outstanding:

	For the six months ended November 30,
	2007		2006
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed rate loans (1)	$430		$412		$18
Interest on long-term variable rate loans (1)	47		62		(15)
Interest on short-term loans (1)	39		36		3
Total interest income on loans	516	5.69%	510	5.56%	6
Interest on investments (2)	5	0.06%	3	0.03%	2
Conversion fees (3)	3	0.03%	5	0.06%	(2)
Make-whole and prepayment fees (4)	2	0.02%	1	0.01%	1
Commitment and guarantee fees (5)	3	0.03%	5	0.05%	(2)
Other fees	2	0.02%	1	0.01%	1
Total interest income	$531	5.85%	$525	5.72%	$6

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
(5) Commitment fees for RTFC loan commitments are, in most cases, refundable on a prorata basis according to the amount of the loan commitment that is advanced.  Such refundable fees are deferred and then recognized on a prorata basis based on the portion of the loan that is not advanced prior to the expiration of the commitment.  Commitment fees on National Rural loan commitments are not refundable and are billed and recognized based on the unused portion of committed lines of credit.  Guarantee fees are charged based on the amount, type and term of the guarantee.  Guarantee fees are deferred and amortized using the straight-line method into interest income over the life of the guarantee.

The $6 million or 1% increase to the total interest income for the six months ended November 30, 2007 as compared to the prior year period was due to the repricing of fixed rate loans at higher interest rates offset by slightly lower loan volume.  Interest rates for approximately $846 million of National Rural long-term fixed rate loans were repriced in January 2007 with 89% selecting a new fixed rate.  The weighted average interest rate of long-term loans subject to repricing in January 2007 was approximately 4.72%, which is significantly lower than the National Rural fixed interest rates available to members at that time of between 6.95% and 7.30% (depending on the term selected).  The increase in National Rural fixed interest rates was partly offset by the decrease in RTFC loan volume.

The $6 million or 1% increase to the total interest income for the six months ended November 30, 2007 as compared to the prior year period was due to the repricing of fixed rate loans at higher interest rates offset by slightly lower loan volume.  Interest rates for approximately $846 million of National Rural long-term fixed rate loans were repriced in January 2007 with 89% selecting a new fixed rate.  The weighted average interest rate of long-term loans subject to repricing in January 2007 was approximately 4.72%, which is significantly lower than the National Rural fixed interest rates available to members at that time of between 6.95% and 7.30% (depending on the term selected).  The increase in National Rural fixed interest rates was partly offset by the decrease in RTFC loan volume.

For the six months ended November 30, 2007, the Company had a reduction to interest income of $36 million due to non-accrual loans compared to a reduction of $41 million for the prior year period.  The impact on National Rural interest income of non-accrual loans was a reduction of $18 million and $20 million, respectively, for the six months ended November 30, 2007 and 2006.  The impact on RTFC interest income of non-accrual loans was a reduction of $18 million and $21 million, respectively, for the six months ended November 30, 2007 and 2006.  The impact of non-accrual loans on interest income is included in the rate variance in the chart above.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the chart above is summarized as follows by expense type and as a percentage of average loans outstanding:

	For the six months ended November 30,
	2007		2006
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense - commercial paper and bid notes (1)	$71		$96		$(25)
Interest expense - medium-term notes (1)	167		188		(21)
Interest expense - collateral trust bonds (1)	129		101		28
Interest expense - subordinated deferrable debt (1)	10		17		(7)
Interest expense - subordinated certificates (1)	24		24		-
Interest expense - long-term private debt (1)	66		60		6
Total interest expense on debt	467	5.14%	486	5.29%	(19)
Debt issuance costs (2)	5	0.06%	4	0.05%	1
Commitment and guarantee fees (3)	8	0.09%	8	0.09%	-
Loss on extinguishment of debt (4)	6	0.07%	5	0.05%	1
Other fees	1	0.01%	2	0.02%	(1)
Total interest expense	$487	5.37%	$505	5.50%	$(18)
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

The $18 million decrease to total interest expense for the six months ended November 30, 2007 as compared to the prior year period was due to lower interest expense on commercial paper and variable rate long-term debt as a result of a 75 basis point decrease in the federal funds rate from the rate in effect at November 30, 2006.  The $500 million borrowed under the REDLG program in August 2007 was used to pay down commercial paper and maturing medium-term notes.  As a result of the guarantee of repayment by the RUS, these funds often represent a lower cost compared to the Company's other forms of long-term debt.  In addition, the $175 million of 7.40% subordinated deferrable debt redeemed in June 2007 resulted in a 39 basis point decrease in the weighted average cost of subordinated deferrable debt.  The Company redeemed these securities at par and recorded a charge of $6 million in interest expense for the unamortized issuance costs in the first quarter of fiscal year 2008.  The Company also had an overall reduction in the amount of debt outstanding.

The adjusted interest expense, which includes all derivative cash settlements, for the six months ended November 30, 2007 decreased by $6 million compared to the prior year period due to the $18 million decrease to interest expense noted above offset by the $12 million decrease in derivative cash settlements described below.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income
The change in the line items described above resulted in an increase in net interest income of $24 million for the six months ended November 30, 2007 compared to the prior year period.  The adjusted net interest income, which includes all derivative cash settlements, for the six months ended November 30, 2007 was $64 million, an increase of $12 million from the prior year period.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense, and therefore net interest income.

Recovery of Loan Losses
The $14 million recovery for loan losses for the six months ended November 30, 2007 resulted from the decrease in calculated impairments due to lower variable rates, an increase to collateral valuation and payments received on impaired loans.

Derivative Cash Settlements
The $12 million decrease in cash settlements for the six months ended November 30, 2007 compared to the prior year period is due to the decrease to the net rate earned by the Company on exchange agreements as compared to the prior year period.

Results of Operations of Foreclosed Assets
Income from the operation of foreclosed assets decreased by $2 million for the six months ended November 30, 2007 compared to the prior year period.  At November 30, 2007, the foreclosed assets are comprised of real estate developer notes receivable and limited partnership interests in certain real estate developments.

Derivative Forward Value
The $8 million decrease in the derivative forward value during the six months ended November 30, 2007 compared to the prior year period is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts.

Foreign Currency Adjustments
There was no foreign denominated debt outstanding during the six months ended November 30, 2007, therefore resulting in a $17 million increase to foreign currency adjustments compared to the prior year period.  During the six months ended November 30, 2006, the Company had medium-term notes denominated in Euros and Australian dollars totaling $434 million and $282 million, respectively.  As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance.  To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt is reported on the consolidated statements of operations as foreign currency adjustments.  At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity.

Loss on Sale of Loans
On August 10, 2007, the Company entered into an agreement to sell $74 million of distribution mortgage loans to the Federal Agricultural Mortgage Corporation (“Farmer Mac”) for $74 million.  The distribution mortgage loans were sold at 100% of the outstanding principal balance.  A total of $40 million of the distribution mortgage loans were transferred on August 10, 2007 and the remaining $34 million were transferred on January 2, 2008.  The transaction qualifies for sale treatment under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended.  The Company recorded a loss on sale of loans totaling $0.5 million related to costs associated with the transaction and unamortized deferred loan origination costs for the loans sold.  The Company does not hold any continuing interest in the loans sold and had no obligation to repurchase loans from the purchaser.  The Company services the loans in return for a market fee of 30 basis points and thus does not record a serving asset or liability.

Net Loss
The change in the line items described above result in a net loss of $42 million for the six months ended November 30, 2007 compared to a net loss of $99 million for the prior year period.  The adjusted net income, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $61 million, compared to $34 million for the prior year period.  See “Non-GAAP Financial Measures” for the further explanation of the adjustments the Company makes in its financial analysis to net income.

Three Months Ended November 30, 2007 versus November 30, 2006
The following chart presents the results of operations for the three months ended November 30, 2007 versus November 30, 2006.

	For the three months ended November 30,		Increase/
(Dollar amounts in millions)	2007	2006	(Decrease)
Interest income	$263	$260	$3
Interest expense	(240)	(249)	9
Net interest income	23	11	12
Recovery of loan losses	14	-	14
Net interest income after recovery of loan losses	37	11	26

Non-interest income:
Rental and other income	1	1	-
Derivative cash settlements	12	17	(5)
Results of operations of foreclosed assets	2	3	(1)
Total non-interest income	15	21	(6)

Non-interest expense:
Salaries and employee benefits	(9)	(8)	(1)
Other general and administrative expenses	(6)	(5)	(1)
Recovery of (provision for) guarantee liability	1	(2)	3
Derivative forward value	(76)	(54)	(22)
Foreign currency adjustments	-	(20)	20
Total non-interest expense	(90)	(89)	(1)

Loss prior to income taxes and minority interest	(38)	(57)	19

Income taxes	3	-	3
Minority interest, net of income taxes	5	1	4
Net loss	$(30)	$(56)	$26

TIER (1)	-	-
Adjusted TIER (2)	1.18	1.07
(1) For the three months ended November 30, 2007 and 2006, the Company reported a net loss of $30 million and $56 million, respectively; thus the TIER calculation results in a value below 1.00.
(2) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net income, to include minority interest in net income and to include all derivative cash settlements in the interest expense.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the three months ended November 30,		Increase/
	2007	2006	(Decrease)
Interest income	5.83%	5.71%	0.12%
Interest expense	(5.32)%	(5.47)%	0.15%
Net interest income	0.51%	0.24%	0.27%
Recovery of loan losses	0.31%	-	0.31%
Net interest income after recovery of loan losses	0.82%	0.24%	0.58%

Non-interest income:
Rental and other income	0.02%	0.02%	-
Derivative cash settlements	0.27%	0.37%	(0.10)%
Results of operations of foreclosed assets	0.04%	0.07%	(0.03)%
Total non-interest income	0.33%	0.46%	(0.13)%

Non-interest expense:
Salaries and employee benefits	(0.20)%	(0.18)%	(0.02)%
Other general and administrative expenses	(0.13)%	(0.11)%	(0.02)%
Recovery of (provision for) guarantee liability	0.02%	(0.04)%	0.06%
Derivative forward value	(1.69)%	(1.19)%	(0.50)%
Foreign currency adjustments	-	(0.44)%	0.44%
Total non-interest expense	(2.00)%	(1.96)%	(0.04)%

Loss prior to income taxes and minority interest	(0.85)%	(1.26)%	0.41%

Income taxes	0.07%	-	0.07%
Minority interest, net of income taxes	0.11%	0.02%	0.09%
Net loss	(0.67)%	(1.24)%	0.57%

Adjusted net interest income (1)	0.78%	0.61%	0.17%
Adjusted income prior to income taxes and minority interest (2)	0.84%	0.37%	0.47%
(1) Adjusted to include derivative cash settlements in the interest expense.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.
(2) Adjusted to exclude derivative forward value and foreign currency adjustments.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

National Rural’s net interest income will increase or decrease due to changes in loan volume and the rate that it receives on its loans and pays on its sources of funding, respectively. National Rural’s loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to interest income, interest expense and net interest income due to changes in loan volume versus changes to interest rates. The analysis is consistent with the November 30, 2007 and 2006 consolidated statements of operations.  For comparability purposes, average daily loan volume is used as the denominator in calculating interest income yield, interest expense rates and net interest income yield.

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

Volume Rate Variance Table
(Dollar amounts in millions)

	For the three months ended November 30,
	2007			2006			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income
National Rural	$15,816	$231	5.86%	$15,845	$225	5.70%	$-	$6	$6
RTFC	1,806	23	5.18%	2,023	27	5.41%	(3)	(1)	(4)
NCSC	463	9	7.77%	399	8	7.75%	1	-	1
Total	$18,085	$263	5.83%	$18,267	$260	5.71%	$(2)	$5	$3

Interest expense
National Rural	$15,816	$(210)	(5.34)%	$15,845	$(217)	(5.47)%	$1	$6	$7
RTFC	1,806	(22)	(4.87)%	2,023	(25)	(5.06)%	3	-	3
NCSC	463	(8)	(6.67)%	399	(7)	(6.87)%	(1)	-	(1)
Total	$18,085	$(240)	(5.32)%	$18,267	$(249)	(5.47)%	$3	$6	$9

Net interest income
National Rural	$15,816	$21	0.52%	$15,845	$8	0.23%	$2	$11	$13
RTFC	1,806	1	0.31%	2,023	2	0.35%	(1)	-	(1)
NCSC	463	1	1.10%	399	1	0.88%	-	-	-
Total	$18,085	$23	0.51%	$18,267	$11	0.24%	$1	$11	$12

Derivative cash settlements (3)
National Rural	$13,152	$12	0.35%	$12,828	$17	0.51%	$-	$(5)	$(5)
NCSC	205	-	-	93	-	-	-	-	-
Total	$13,357	$12	0.35%	$12,921	$17	0.51%	$-	$(5)	$(5)

Adjusted interest expense (4)
Total	$18,085	$(228)	(5.05)%	$18,267	$(232)	(5.10)%	$3	$1	$4
(1) Variance due to volume is calculated using the following formula: ((current period average balance - prior year period average balance) x prior year period average rate).
(2) Variance due to rate is calculated using the following formula: ((current period average rate - prior year period average rate) x current period average balance).
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

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the chart above includes the following as a percentage of average loans outstanding:

	For the three months ended November 30,
	2007		2006
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed rate loans (1)	$215		$206		$9
Interest on long-term variable rate loans (1)	23		31		(8)
Interest on short-term loans (1)	19		18		1
Total interest income on loans	257	5.71%	255	5.60%	2
Interest on investments (2)	2	0.04%	1	0.02%	1
Conversion fees (3)	2	0.04%	3	0.07%	(1)
Commitment and guarantee fees (4)	1	0.02%	1	0.02%	-
Other fees	1	0.02%	-	-	1
Total interest income	$263	5.83%	$260	5.71%	$3
(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash.
(3) Conversion fees are deferred and recognized using the interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion which is recognized immediately.
(4) Commitment fees for RTFC loan commitments are, in most cases, refundable on a prorata basis according to the amount of the loan commitment that is advanced.  Such refundable fees are deferred and then recognized on a prorata basis based on the portion of the loan that is not advanced prior to the expiration of the commitment.  Commitment fees on National Rural loan commitments are not refundable and are billed and recognized based on the unused portion of committed lines of credit.  Guarantee fees are charged based on the amount, type and term of the guarantee.  Guarantee fees are deferred and amortized using the straight-line method into interest income over the life of the guarantee.

The $3 million or 1% increase to the total interest income for the quarter ended November 30, 2007 as compared to the prior year period was due to the repricing of fixed rate loans at higher interest rates offset by slightly lower loan volume.  Interest rates for approximately $846 million of National Rural long-term fixed rate loans were repriced in January 2007 with 89% selecting a new fixed rate.  The weighted average interest rate of long-term loans subject to repricing in January 2007 was approximately 4.72%, which is significantly lower than the National Rural fixed interest rates available to members at that time of between 6.95% and 7.30% (depending on the term selected).  The increase in National Rural fixed interest rates was partly offset by the decrease in RTFC loan volume.

For the quarter ended November 30, 2007, the Company had a reduction to interest income of $17 million due to non-accrual loans compared to a reduction of $20 million for the prior year period.  The impact on National Rural’s interest income of non-accrual loans was a reduction of $8 million for the quarter ended November 30, 2007 as compared to $10 million for the prior year period.  The impact of non-accrual loans on interest income is included in the rate variance in the chart above.  The $4 million decrease in RTFC interest income was due to the reduction in the balance of RTFC loans outstanding.  The impact on RTFC interest income of non-accrual loans was a reduction of $9 million and $10 million, respectively for the quarter ended November 30, 2007 and 2006.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the chart above includes the following as a percentage of average loans outstanding:

	For the three months ended November 30,
	2007		2006
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense - commercial paper and bid notes (1)	$33		$49		$(16)
Interest expense - medium-term notes (1)	84		93		(9)
Interest expense - collateral trust bonds (1)	63		50		13
Interest expense - subordinated deferrable debt (1)	5		8		(3)
Interest expense - subordinated certificates (1)	12		12		-
Interest expense - long-term private debt (1)	35		30		5
Total interest expense on debt	232	5.14%	242	5.31%	(10)
Debt issuance costs (2)	3	0.07%	2	0.05%	1
Commitment and guarantee fees (3)	5	0.11%	4	0.09%	1
Other fees	-	-	1	0.02%	(1)
Total interest expense	$240	5.32%	$249	5.47%	$(9)
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

The $9 million decrease to total interest expense for the three months ended November 30, 2007 as compared to the prior year period was primarily due to lower interest expense on commercial paper and variable rate long-term debt as result of a 75 basis point decrease in the federal funds rate from the rate in effect at November 30, 2006.  The Company also had an overall reduction in the amount of debt outstanding.

The adjusted total interest expense, which includes all derivative cash settlements, for the quarter ended November 30, 2007 decreased by $4 million compared to the prior year period due to the $9 million decrease to interest expense noted above offset by the $5 million decrease in derivative cash settlements described below.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income
The change in the line items described above resulted in an increase in net interest income of $12 million for the quarter ended November 30, 2007 compared to the prior year period.  The adjusted net interest income, which includes all derivative cash settlements, for the quarter ended November 30, 2007 was $35 million, an increase of $7 million from the prior year period.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense, and therefore net interest income.

Recovery of Loan Losses
The $14 million recovery for loan losses for the quarter ended November 30, 2007 resulted from the decrease in calculated impairments due to lower variable rates, an increase to collateral valuation and payments received on impaired loans.

Derivative Cash Settlements
The $5 million decrease in derivative cash settlements for the quarter ended November 30, 2007 compared to the prior year period is primarily due to a reduction in the net rate earned by the Company on exchange agreements.

Results of Operations of Foreclosed Assets
Income from the operation of foreclosed assets decreased by $1 million for the quarter ended November 30, 2007 compared to the prior year period.  At November 30, 2007, the foreclosed assets are comprised of real estate developer notes receivable and limited partnership interests in certain real estate developments.

Derivative Forward Value
The $22 million increase in the derivative forward value during the quarter ended November 30, 2007 compared to the prior year period is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts.

Foreign Currency Adjustment
There was no foreign denominated debt outstanding during the quarter ended November 30, 2007, therefore resulting in a $20 million decrease to foreign currency adjustments compared to the prior year period.  During the quarter ended November 30, 2006, the Company had medium-term notes denominated in Euros totaling $434 million.  As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance.  To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt is reported on the consolidated statements of operations as foreign currency adjustments.  At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity.

Net Loss
The change in the line items described above resulted in a net loss of $30 million for the quarter ended November 30, 2007 compared to a net loss of $56 million for the prior year period.  The adjusted net income, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $41 million compared to $17 million for the prior year period.  See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net income.

Ratio of Earnings to Fixed Charges
The following chart provides the calculation of the ratio of earnings to fixed charges for the three and six months ended November 30, 2007 and 2006.  The ratio of earnings to fixed charges is the same calculation as TIER.  See “Results of Operations” for discussion on TIER and adjustments that the Company makes to the TIER calculation.

	Three months ended November 30,		Six months ended November 30,
(Dollar amounts in thousands)	2007	2006	2007	2006
Loss prior to cumulative effect of
change in accounting principle	$(30,226)	$(56,195)	$(41,608)	$(99,214)
Add: fixed charges	240,017	248,591	487,342	504,595

Earnings available for fixed charges	$209,791	$192,396	$445,734	$405,381

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$240,017	$248,591	$487,342	$504,595
Ratio of earnings to fixed charges (1)	-	-	-	-
(1) For the three and six months ended November 30, 2007, earnings were insufficient to cover fixed charges by $30 million and $42 million, respectively.  For the three and six months ended November 30, 2006, earnings were insufficient to cover fixed charges by $56 million and $99 million, respectively.

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

The following chart summarizes loans by type and by segment:
					Increase/
(Dollar amounts in millions)	November 30, 2007		May 31, 2007		(Decrease)
Loans by type:
Long-term loans (1):
Long-term fixed rate loans	$15,022	82%	$14,881	82%	$141
Long-term variable rate loans	1,955	11%	2,032	11%	(77)
Total long-term loans	16,977	93%	16,913	93%	64
Short-term loans (2)	1,281	7%	1,215	7%	66
Total loans	$18,258	100%	$18,128	100%	$130

National Rural:
Distribution	$12,881	71%	$12,828	71%	$53
Power supply	3,007	16%	2,858	16%	149
Statewide and associate	114	1%	119	1%	(5)
National Rural total	16,002	88%	15,805	88%	197
RTFC	1,792	10%	1,860	10%	(68)
NCSC	464	2%	463	2%	1
Total loans	$18,258	100%	$18,128	100%	$130
(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured short-term loans that are subject to interest rate adjustment monthly or semi-monthly.

The Company's loans outstanding increased by less than 1% during the six months ended November 30, 2007. National Rural loans outstanding increased due to net advances of $237 million offset by the sale of $40 million of National Rural distribution loans in a loan securitization transaction in August 2007.  Long-term fixed rate loans at November 30, 2007 and May 31, 2007 represented 88% of total long-term loans.  Loans converting from a variable rate to a fixed rate for the six months ended November 30, 2007 totaled $128 million, which was offset by $62 million of loans that converted from a fixed rate to a variable rate.  This resulted in a net conversion of $66 million from a variable rate to a fixed rate for the six months ended November 30, 2007.  For the six months ended November 30, 2006, loans converting from a variable rate to a fixed rate totaled $181 million, which was offset by $54 million of loans that converted from a fixed rate to a variable rate.  This resulted in a net conversion of $127 million from a variable rate to a fixed rate for the six months ended November 30, 2006.

The following chart summarizes loans and guarantees outstanding by segment:

(Dollar amounts in millions)	November 30, 2007		May 31, 2007		Increase/ Decrease
National Rural:
Distribution	$13,099	68%	$13,039	68%	$60
Power supply	3,781	19%	3,655	19%	126
Statewide and associate	138	1%	145	1%	(7)
National Rural Total	17,018	88%	16,839	88%	179
RTFC	1,792	9%	1,860	10%	(68)
NCSC	536	3%	503	2%	33
Total	$19,346	100%	$19,202	100%	$144

The following table summarizes the RTFC segment loans and guarantees outstanding:

(Dollar amounts in millions)	November 30, 2007		May 31, 2007		Increase/ Decrease
Rural local exchange carriers	$1,568	88%	$1,630	88%	$(62)
Cable television providers	154	9%	155	8%	(1)
Fiber optic network providers	34	2%	37	2%	(3)
Competitive local exchange carriers	26	1%	21	1%	5
Wireless providers	3	-	4	-	(1)
Long distance carriers	-	-	9	1%	(9)
Other	7	-	4	-	3
Total	$1,792	100%	$1,860	100%	$(68)

The Company's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories.  At November 30, 2007 and May 31, 2007, loans outstanding to members in any one state or territory did not exceed 16% and 15%, respectively, of total loans outstanding.

Credit Concentration
National Rural, RTFC and NCSC each have policies that limit the amount of credit that can be extended to individual borrowers or a controlled group of borrowers.  The credit limitation policies set the limit on the total exposure and unsecured exposure to the borrower based on an assessment of the borrower's risk profile and the Company's internal risk rating system.  As a member owned cooperative, the Company makes best efforts to balance meeting the needs of its member/owners and mitigating the risk associated with concentrations of credit exposure.  The respective boards of directors must approve new credit requests from a borrower with a total exposure or unsecured exposure in excess of the limits in the policy.  Management of credit concentrations may include the use of syndicated credit agreements.

Total exposure, as defined by the policy, includes the following:
•	loans outstanding, excluding loans guaranteed by RUS,
•	the Company's guarantees of the borrower's obligations,
•	unadvanced loan commitments,
•	borrower guarantees to the Company of another borrower's debt, and
•	other indebtedness of any kind unless guaranteed by the U.S. government.

At November 30, 2007 and May 31, 2007, the total exposure outstanding to any one borrower or controlled group did not exceed 3.0% of total loans and guarantees outstanding.  At November 30, 2007, the ten largest borrowers included five distribution systems, three power supply systems and two telecommunications systems.  At May 31, 2007, the ten largest borrowers included six distribution systems, two power supply systems and two telecommunication systems.  The following chart shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment:

	November 30, 2007		May 31, 2007
(Dollar amounts in millions)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$3,399		$3,307
Guarantees	79		77
Total credit exposure to ten largest borrowers	$3,478	18%	$3,384	18%

Total by segment:
National Rural	$2,782		$2,691
RTFC	696		693
Total credit exposure to ten largest borrowers	$3,478	18%	$3,384	18%

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

The following table summarizes the Company's unsecured credit exposure as a percentage of total exposure by type and by segment:

	November 30, 2007		May 31, 2007
(Dollar amounts in millions)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$1,645		$1,634
Guarantees	221		221
Total unsecured credit exposure	$1,866	10%	$1,855	10%

Total by segment:
National Rural	$1,576		$1,559
RTFC	228		230
NCSC	62		66
Total unsecured credit exposure	$1,866	10%	$1,855	10%

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria are met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment on the original terms is not anticipated, or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, the Company typically places the loan on non-accrual status and reverses all accrued and unpaid interest back to the date of the last payment.  The Company generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition.  At November 30, 2007 and May 31, 2007, the Company had non-performing loans outstanding in the amount of $503 million and $502 million, respectively.  All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At November 30, 2007 and May 31, 2007, non-performing loans include $496 million and $493 million, respectively, to Innovative Communication Corporation (“ICC”).  Loans outstanding to ICC continue to increase due to accrued legal costs associated with ongoing litigation to recover the outstanding loan balance.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to the Company since June 2005.  RTFC is the primary secured lender to ICC.

As part of a settlement agreement, RTFC obtained entry of judgments against ICC for approximately $525 million and ICC's indirect majority shareholder and chairman, Jeffrey Prosser ("Prosser") for approximately $100 million.  RTFC also obtained dismissals with prejudice of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and National Rural. Various parties also reached agreement for ICC to satisfy the RTFC judgments in the third quarter of calendar year 2006, subject to certain terms and conditions, however, on July 31, 2006, certain of the parties obligated to satisfy the RTFC judgments under the agreement filed voluntary bankruptcy proceedings, as described below, in order to obtain additional time to satisfy the judgments.

On July 31, 2006, ICC's immediate parent, Emerging Communication, Inc., a Delaware corporation ("Emcom"), Emcom's parent, Innovative Communication Company LLC, a Delaware limited liability company ("ICC-LLC") and Prosser, individually, each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, now pending in the United States District Court for the Virgin Islands, Division of St. Thomas and St. John, Bankruptcy Division.  Each of the debtors is obligated to RTFC for certain obligations of ICC, including court judgments.  On February 13, 2007, the Bankruptcy Court ordered the appointment of a Chapter 11 trustee for the ICC-LLC and Emcom bankruptcy estates and an examiner for Prosser’s bankruptcy estate.

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

On September 21, 2007, the United States District Court for the Virgin Islands, Bankruptcy Division, in response to an involuntary petition filed by the Greenlight Entities, entered an order for relief under Chapter 11 of the United States

Bankruptcy Code thereby placing ICC in its own bankruptcy proceeding.  In response to a motion by RTFC, the Bankruptcy Court ordered appointment of a Chapter 11 trustee for ICC on October 3, 2007.  Certain parties have moved for reconsideration of and/or appealed one or more orders of the Bankruptcy Court and have requested a stay pending ruling by the District Court.  RTFC believes both that the moving parties have no standing and that the motions to reconsider and appeal have no merit.  Pending the appeal, the Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries, and has begun to marshal RTFC collateral and other assets for disposition and eventual payment in respect of RTFC’s claims and the claims of other parties-in-interest.  On January 2, 2008, the Chapter 11 trustee of ICC filed a motion seeking authority to sell substantially all of ICC’s assets, including stock in ICC’s operating subsidiaries.  A hearing on the motion is expected to be held on February 1, 2008.

In response to a motion by the Greenlight Entities, joined by RTFC, the Bankruptcy Court converted Prosser’s individual Chapter 11 bankruptcy to a Chapter 7 liquidation on October 3, 2007.  Prosser has filed a notice of appeal of the conversion order.  RTFC believes that the appeal has no merit.  Pending the appeal, the Chapter 7 trustee has advised that he intends to marshal Prosser’s non-exempt assets for disposition and eventual payment in respect of creditor claims.  On December 3, 2007, the Chapter 7 trustee of Prosser’s estate filed a motion to approve sale procedures and for authority to sell Prosser’s controlling shares in the Virgin Islands Community Bank Corp.  The sale procedures were approved by the court on December 14, 2007 and on December 26, 2007, the Chapter 7 trustee issued notice that a purchaser had been selected.  On January 3, 2008, the Court announced it would enter an order approving a sale of the bank stock to FirstBank Puerto Rico, subject to approval by third parties, including the Federal Deposit Insurance Corporation.

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

For a more detailed description of the contingencies related to the non-performing loans outstanding to ICC, see Note 13 to the consolidated financial statements.  Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at November 30, 2007.

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

Non-performing loans at May 31, 2007 included $9 million to VarTec.  On June 4, 2007, the Bankruptcy Court approval of a settlement of litigation against the Company became final, pursuant to which (a) all claims against the Company were dismissed with prejudice and fully released, (b) a portion of the proceeds from the collateral that had been provisionally applied to the Company’s secured debt was reallocated to VarTec creditors, including the Company, and (c) an administrative debtor-in-possession (“DIP”) financing facility owed by the VarTec bankruptcy estates to the Company was reduced to $6 million.  The Company’s remaining DIP and unsecured claims will share in further recoveries by the bankruptcy estates.  As a result of the settlement of the litigation, the Company wrote off $44 million of pre-petition debt during the fourth quarter of fiscal year 2007 and wrote off $17 million in the first quarter of fiscal year 2008.

At November 30, 2007, the Company had a receivable for $6 million, which has a payment priority from the bankruptcy estates; in addition, the Company will share in recoveries that are in excess of the amount required to repay the DIP financing and cover expenses of the estates.  On December 26, 2007, the Company received $3 million, which is a share of the settlement proceeds from the VarTec estates’ litigation against certain former directors and officers.  As a result of this $3 million payment to the Company, the balance of the receivable was reduced from $6 million to $3 million subsequent to the end of the quarter.

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

At November 30, 2007 and May 31, 2007, restructured loans totaled $591 million and $603 million, respectively.  A total of $532 million and $545 million of restructured loans were on non-accrual status with respect to the recognition of interest income at November 30, 2007 and May 31, 2007, respectively.  At November 30, 2006, there were $557 million of restructured loans on non-accrual status.

At November 30, 2007 and May 31, 2007, the Company had $532 million and $545 million, respectively, of restructured loans outstanding to CoServ. All restructured CoServ loans have been on non-accrual status since January 1, 2001.  In addition, a total of $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at both November 30, 2007 and May 31, 2007.  Total loans to CoServ at November 30, 2007 and May 31, 2007 represented 2.9% of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, National Rural restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to National Rural through December 2037.  As part of the restructuring, National Rural may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  When CoServ requests capital expenditure loans from National Rural, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to National Rural.  As of November 30, 2007, $20 million was advanced to CoServ under this loan facility.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.  National Rural has received no notice from CoServ that it intends to prepay the loan.

CoServ and National Rural have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  National Rural's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at November 30, 2007.

Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama.  Pioneer had also invested in a propane gas operation, which it has sold.  Pioneer had experienced deterioration in its financial condition as a result of losses in the gas operation.  At November 30, 2007 and May 31, 2007, National Rural had a total of $52 million in loans outstanding to Pioneer.  Pioneer was current with respect to all debt service payments at November 30, 2007.  National Rural is the principal creditor to Pioneer.

On March 9, 2006, National Rural and Pioneer agreed on the terms of a debt modification that resulted in the loans being classified as restructured.  Under the amended agreement, National Rural extended the maturity of the outstanding loans and granted a two-year deferral of principal payments.  In addition, National Rural agreed to make available a line of credit for general corporate purposes.  The restructured loans are secured by first liens on substantially all of the assets and revenues of Pioneer.  At this time, National Rural plans to maintain the loans to Pioneer on accrual status.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at November 30, 2007.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change.  The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At November 30, 2007 and May 31, 2007, National Rural had impaired loans totaling $1,081 million and $1,099 million, respectively.  At November 30, 2007 and May 31, 2007, National Rural had specifically reserved a total of $359 million and $397 million, respectively, to cover impaired loans.

The following chart presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

(Dollar amounts in millions)	November 30, 2007	May 31, 2007
Non-performing loans	$503	$502
Percent of loans outstanding	2.75%	2.77%
Percent of loans and guarantees outstanding	2.60%	2.61%

Restructured loans	$591	$603
Percent of loans outstanding	3.24%	3.33%
Percent of loans and guarantees outstanding	3.05%	3.14%

Total non-performing and restructured loans	$1,094	$1,105
Percent of loans outstanding	5.99%	6.10%
Percent of loans and guarantees outstanding	5.65%	5.75%

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

Management makes recommendations to the board of directors of National Rural regarding write-offs of loan balances.  In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and the collateral securing the borrower's loans.  Since inception in 1969, write-offs totaled $211 million and recoveries totaled $33 million for a net write-off of $178 million.  For the period from June 1, 2002 to November 30, 2007, write-offs totaled $78 million and recoveries totaled $7 million for a net write-off of $71 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below:

	For the six months ended and as of		For the year ended and as of
	November 30,	November 30,	May 31,
(Dollar amounts in millions)	2007	2006	2007
Beginning balance	$562	$611	$611
Recovery of loan losses	(14)	-	(7)
Net write-offs	(17)	-	(42)
Ending balance	$531	$611	$562

Loan loss allowance by segment:
National Rural	$530	$610	$561
NCSC	1	1	1
Total	$531	$611	$562

As a percentage of total loans outstanding	2.91%	3.36%	3.10%
As a percentage of total non-performing loans outstanding	105.57%	113.36%	111.95%
As a percentage of total restructured loans outstanding	89.85%	99.19%	93.20%

National Rural has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance.  Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.

The Company's loan loss allowance decreased $31 million from May 31, 2007 to November 30, 2007.  Within National Rural's loan loss allowance at November 30, 2007 as compared to the prior year end, there was a decrease in the calculated impairments of $38 million and an increase of $7 million to the allowance for all other loans.  The decrease to the calculated impairments was primarily due to a settlement agreement with VarTec resulting in a loan write-off of $17 million, payments received on impaired loans, an increase to collateral valuation and lower variable interest rates at November 30, 2007 as compared to May 31, 2007.

Liabilities, Minority Interest and Equity
Outstanding Debt
The following chart provides a breakout of debt outstanding:

(Dollar amounts in millions)	November 30, 2007	May 31, 2007	Increase/ (Decrease)
Short-term debt:
Commercial paper (1)	$2,681	$2,784	$(103)
Bank bid notes	100	100	-
Long-term debt with remaining maturities less than one year	3,712	1,368	2,344
Subordinated deferrable debt with remaining maturities less than one year	-	175	(175)
Total short-term debt	6,493	4,427	2,066
Long-term debt:
Collateral trust bonds	2,216	4,017	(1,801)
Notes payable	2,532	2,533	(1)
Medium-term notes	4,527	4,745	(218)
Total long-term debt	9,275	11,295	(2,020)
Subordinated deferrable debt	311	311	-
Members' subordinated certificates:
Membership certificates	649	649	-
Loan certificates	656	625	31
Guarantee certificates	103	107	(4)
Total members' subordinated certificates	1,408	1,381	27

Total debt outstanding	$17,487	$17,414	$73

Percentage of fixed rate debt (2)	83%	83%
Percentage of variable rate debt (3)	17%	17%
Percentage of long-term debt	63%	75%
Percentage of short-term debt	37%	25%
(1) Includes $299 million and $250 million related to the daily liquidity fund at November 30, 2007 and May 31, 2007, respectively.
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

Total debt outstanding at November 30, 2007 increased as compared to May 31, 2007 due primarily to the increase of $130 million to loans outstanding.  During the first six months of FY2008, $1,567 million of extendible CTBs and $250 million of extendible MTNs were reclassified from long-term debt to short-term debt because investors elected not to extend the maturity of the debt.  An additional $500 million was borrowed under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program in August 2007.  These funds were used to pay down maturing short-term debt.  Short-term debt was also reduced by the redemption of $175 million of 7.40% subordinated deferrable debt securities due 2050 in June 2007.

Minority Interest
Minority interest on the consolidated balance sheets was $16 million and $22 million at November 30, 2007 and May 31, 2007, respectively.  During the six months ended November 30, 2007, the balance of minority interest has been adjusted by minority interest net loss.  There was a loss of $6 million recorded on minority interest for the six months ended November 30, 2007 due to a decrease of $12 million to the fair value of derivatives at NCSC.

Equity
The following chart provides a breakout of the equity balances:
(in millions)	November 30, 2007	May 31, 2007	Increase/ (Decrease)
Membership fees	$1	$1	$-
Education fund	1	1	-
Members' capital reserve	158	158	-
Allocated net income	320	406	(86)
Unallocated net income	56	-	56
Total members' equity	536	566	(30)
Prior years cumulative derivative forward
value and foreign currency adjustments	132	226	(94)
Current period derivative forward value (1)	(98)	(79)	(19)
Current period foreign currency adjustments	-	(15)	15
Total retained equity	570	698	(128)
Accumulated other comprehensive income	12	12	-
Total equity	$582	$710	$(128)
(1)	Represents the derivative forward value loss recorded by National Rural for the period.

Applicants are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to one thousand dollars depending on the membership class.  National Rural is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members.  National Rural maintains the current year net earnings as unallocated through the end of its fiscal year.  Subsequent to the end of the fiscal year, National Rural's board of directors allocates its net earnings to its members in the form of patronage capital and to board approved reserves.  Currently, National Rural has two such board approved reserves, the education fund and the members' capital reserve.  National Rural adjusts the net earnings it allocates to its members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52.  National Rural allocates a small portion, less than 1%, of adjusted net earnings annually to the education fund as required by cooperative law.  Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state.  The board of directors determines the amount of adjusted net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents earnings that are held by National Rural to increase equity retention.  The earnings held in the members' capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by National Rural's board of directors.  All remaining adjusted net earnings is allocated to National Rural's members in the form of patronage capital.  National Rural bases the amount of adjusted net earnings allocated to each member on the members' patronage of the National Rural lending programs in the year that the adjusted net earnings was earned.  There is no impact on National Rural's total equity as a result of allocating earnings to members in the form of patronage capital or to board approved reserves.  National Rural annually retires a portion of the patronage capital allocated to members in prior years.  National Rural's total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board approved reserves.

At November 30, 2007, total equity decreased by $128 million from May 31, 2007 due to the board authorized patronage capital retirement and a net loss of $42 million.  In July 2007, National Rural's board of directors authorized the retirement of allocated net earnings totaling $86 million, representing 70% of the fiscal year 2007 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated net earnings.  This amount was returned to members in cash in September 2007.

Contractual Obligations
The following table summarizes the long-term contractual obligations at November 30, 2007 and the scheduled reductions by fiscal year.

(in millions)						More than 5
Instrument	2008	2009	2010	2011	2012	Years	Total
Long-term debt due in less than one year	$1,032	$2,680	$-	$-	$-	$-	$3,712
Long-term debt	-	354	1,515	539	1,526	5,341	9,275
Subordinated deferrable debt	-	-	-	-	-	311	311
Members' subordinated certificates (1)	14	10	33	22	5	1,054	1,138
Operating leases (2)	2	3	2	-	-	-	7
Contractual interest on long-term debt (3)	362	596	478	431	395	4,399	6,661
Total contractual obligations	$1,410	$3,643	$2,028	$992	$1,926	$11,105	$21,104
(1) Excludes loan subordinated certificates totaling $270 million that amortize annually based on the outstanding balance of the related loan.  There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, thus an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2007, amortization represented 12% of amortizing loan subordinated certificates outstanding.
(2) Represents the payment obligation related to the Company's lease of office space for its headquarters facility.  In September 2007, the Company exercised the option to extend the lease for an additional one-year period.  Assuming the Company exercises the option to extend the lease for an additional one-year period in fiscal year 2009, the future minimum lease payments for fiscal years 2010 and 2011 would increase to $4 million and $2 million, respectively.
(3) Represents the interest obligation on the Company's debt based on terms and conditions at November 30, 2007.

Off-Balance Sheet Obligations
Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment:
			Increase/
(in millions)	November 30, 2007	May 31, 2007	(Decrease)
Total by type:
Long-term tax-exempt bonds	$511	$526	$(15)
Indemnifications of tax benefit transfers	102	108	(6)
Letters of credit	395	366	29
Other guarantees	80	74	6
Total	$1,088	$1,074	$14
Total by segment:
National Rural	$1,016	$1,034	$(18)
NCSC	72	40	32
Total	$1,088	$1,074	$14

The increase in total guarantees outstanding at November 30, 2007 compared to May 31, 2007 is primarily due to the $29 million increase to letters of credit offset by the normal amortization on long-term tax-exempt bonds and tax benefit transfers.

At November 30, 2007 and May 31, 2007, the Company had recorded a guarantee liability totaling $15 million and $19 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations.

The following table summarizes the off-balance sheet obligations at November 30, 2007 and the related principal amortization and maturities by fiscal year.

(in millions)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2008	2009	2010	2011	2012	Years
Guarantees (1)	$1,088	$183	$130	$157	$126	$101	$391
(1) On a total of $384 million of tax-exempt bonds, National Rural has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At November 30, 2007, the Company had unadvanced loan commitments totaling $13,109 million, an increase of $205 million compared to the balance of $12,904 million at May 31, 2007.  Unadvanced commitments are loans for which loan contracts have been approved and executed, but funds have not been advanced.  The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, it does not anticipate funding most of these commitments.  Approximately 57% and 56% of the outstanding commitments at November 30, 2007 and May 31, 2007, respectively, were for short-term or line of credit loans.  Substantially all above mentioned credit commitments contain material adverse change clauses, thus for a borrower to qualify for the advance of funds, the Company must be satisfied that there has been no material change since the loan was approved.

Unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included in the chart summarizing off-balance sheet obligations above.  The Company has no obligation to advance amounts to a borrower that does not meet the minimum conditions as determined by National Rural's credit underwriting policy in effect at the time the loan was approved.  If there has been a material adverse change in the borrower's financial condition or the borrower has not satisfied other terms in the agreement, the Company generally is not required to advance funds.  Therefore, unadvanced commitments are classified as contingent liabilities.

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity.  Based on this formula, the leverage ratio at November 30, 2007 was 32.81, an increase from 26.64 at May 31, 2007.  The increase in the leverage ratio is due to a decrease of $128 million in total equity, an increase of $14 million in guarantees and an increase of $166 million to total liabilities as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Financial Condition".

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity.  At November 30, 2007 and May 31, 2007, the adjusted leverage ratio was 7.46 and 6.81, respectively.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The increase in the adjusted leverage ratio is due to a decrease of $184 million in adjusted equity and increases in adjusted liabilities of $219 million and guarantees of $14 million as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Financial Condition".  In addition to the adjustments made to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity.  The debt to equity ratio, based on this formula at November 30, 2007 was 30.94, an increase from 25.13 at May 31, 2007.  The increase in the debt to equity ratio is due to the decrease of $128 million to total equity and an increase of $166 million to total liabilities as discussed under the Liabilities, Minority Interest and Equity section of "Financial Condition".

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity.  At November 30, 2007 and May 31, 2007, the adjusted debt to equity ratio was 6.98 and 6.37, respectively.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.  The increase in the adjusted debt to equity ratio is due to the decrease of $184 million in adjusted equity and an increase of $219 million in adjusted liabilities.

Credit Ratings
The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies registered with the SEC, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings.  The following table presents the Company's credit ratings at November 30, 2007.

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

At November 30, 2007, Moody's Investors Service and Standard & Poor’s Corporation had the Company's ratings on stable outlook and Fitch Ratings had the Company’s ratings on positive outlook.  In December 2007, Standard & Poor's Corporation revised its outlook of the Company’s ratings from stable to positive.

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

Sources of Liquidity
Capital Market Debt Issuance
At November 30, 2007, the Company had effective registration statements for the issuance of $2,875 million of medium-term notes and $165 million of subordinated deferrable debt.  The Company qualifies as a well-known seasoned issuer under SEC rules and filed an automatic shelf registration statement for collateral trust bonds in October 2007.  This automatic shelf registration statement is effective for three years for an unlimited amount of collateral trust bonds.   The Company has Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market.  The Company also has Board authorization to issue $1.8 billion of medium-term notes in the Australian market.  At November 30, 2007, the Company has not utilized any of the European or Australian market authorizations.  In addition, the Company has a commercial paper program under which it sells commercial paper to investors in the capital markets.  The Company limits the amount of commercial paper that can be sold to the amount of backup liquidity available under the Company's revolving credit agreement.  The Company also obtains short-term funding from the sale of floating rate demand notes under its daily liquidity fund program. The registration statement for the daily liquidity fund program is effective for a three-year period ending April 2010 for a total of $20 billion with a limitation on the aggregate principal amount outstanding at one time of $3 billion.

Private Debt Issuance
Beginning in fiscal year 2006, the Company made use of two sources of private debt issuance.  In July 2005, the Company issued $500 million of notes to Farmer Mac due in 2008 and secured such issuance with the pledge of loans to distribution systems as collateral.  The Company is also authorized to borrow up to $2.5 billion under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program, of which $2.5 billion was outstanding at November 30, 2007.  On August 7, 2007, National Rural received the remaining $500 million available under

FFB loan facilities, as $2 billion of funding was outstanding at May 31, 2007.  National Rural is required to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding.

On December 26, 2007, the President of the United States signed the Appropriations Act for Fiscal Year 2008 which provides an additional $500 million in funding from the FFB with a guarantee of repayment by the RUS as part of the funding mechanism for REDLG.  The Company is not currently eligible to borrow that additional $500 million because of a limitation in current law based on the amount of loans the Company has issued on a concurrent basis with RUS.  If that limitation is removed in future legislation, the Company would be eligible to apply for the additional $500 million.

Member Loan Repayments
Scheduled repayments on long-term loans are expected to average $950 million a year for fiscal years 2008 to 2012.  There has been significant prepayment activity over the past two fiscal years in the telecommunications loan programs.  It is not anticipated that there will be significant loan prepayments over the next few years.

Member Loan Interest Payments
During the six months ended November 30, 2007, interest income on the loan portfolio was $516 million, representing an average yield of 5.69% as compared to 5.56% for the six months ended November 30, 2006.  At November 30, 2007, 82% of the total loans outstanding had a fixed rate of interest and 18% of loans outstanding had a variable rate of interest. At November 30, 2007, a total of 6% of loans outstanding were on a non-accrual basis with respect to the recognition of interest income.

Bank Revolving Credit Facility
The following is a summary of the amounts available under the Company's revolving credit agreements:

(Dollar amounts in millions)	November 30, 2007	May 31, 2007	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,125	$1,125	March 14, 2008	0.05 of 1%
Five-year agreement	1,125	1,125	March 16, 2012	0.06 of 1%
Five-year agreement	1,025	1,025	March 22, 2011	0.06 of 1%
Total	$3,275	$3,275
(1) Facility fee determined by National Rural's senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods.  If converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.10 of 1% per annum.

Up-front fees of between 0.03 and 0.05 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at November 30, 2007, totaling in aggregate $1 million, which will be amortized on a straight-line basis over the life of the agreements.  No upfront fees were paid to the banks for their commitment to the 364-day facility.  Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fees are 0.05 of 1% for all three agreements in place at November 30, 2007.

Effective November 30, 2007 and May 31, 2007, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the six months ended November 30, 2007 and at or for the year ended May 31, 2007:
		Actual
	Requirement	November 30, 2007	May 31, 2007

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.13	1.09
Minimum adjusted TIER at fiscal year end (1)	1.05	1.12	1.12
Maximum ratio of senior debt to total equity	10.00	7.30	6.65
(1) The Company must meet this requirement in order to retire patronage capital.  The adjusted TIER reported at November 30, 2007 is the amount from the prior year end, the last measurement date for this ratio.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but National Rural must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Member Investments
At November 30, 2007 and May 31, 2007, members funded 21.1% and 20.9%, respectively of total assets as follows:

	November 30, 2007		May 31, 2007		Increase/
(Dollar amounts in millions)	Amount	% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,624	61%	$1,634	59%	$(10)
Medium-term notes	353	7%	308	6%	45
Members' subordinated certificates	1,408	100%	1,381	100%	27
Members' equity (3)	536	100%	566	100%	(30)
Total	$3,921		$3,889		$32
Percentage of total assets	21.1%		20.9%
Percentage of total assets less derivative assets (3)	21.3%		21.2%
(1) Represents the percentage of each line item outstanding to National Rural members.
(2) Includes $299 million and $250 million related to the daily liquidity fund at November 30, 2007 and May 31, 2007, respectively.
(3) See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

Uses of Liquidity
Loan Advances
Loan advances are the result of new loans approved to members and from the unadvanced portion of loans that were approved prior to November 30, 2007.  At November 30, 2007, the Company had unadvanced loan commitments totaling $13,109 million.  The Company does not expect to advance the full amount of the unadvanced commitments at November 30, 2007.  Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations.  Approximately 57% of the outstanding commitments at November 30, 2007 were for short-term or line of credit loans.  The Company anticipates that over the next twelve months, loan advances will be approximately equal to the scheduled loan repayments.

Interest Expense on Debt
For the six months ended November 30, 2007, interest expense on debt was $467 million, representing 5.14% of the average loan volume for which the debt was used as funding.  The interest expense on debt represented 5.29% of the average loan volume for which the debt was used as funding for the six months ended November 30, 2006.  At November 30, 2007, a total of 83% of outstanding debt had a fixed interest rate and 17% of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following November 30, 2007 and thereafter is as follows:

Amount
(Dollar amounts in millions)	Maturing (1)
2008	$1,046
2009	3,044
2010	1,548
2011	561
2012	1,531
Thereafter	6,706
Total	$14,436
(1) Excludes loan subordinated certificates totaling $270 million that amortize annually based on the outstanding balance of the related loan.  There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments thus an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2007, amortization represented 12% of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
The Company has made annual retirements of its allocated patronage capital in 27 of the last 28 years.  In July 2007, the National Rural board of directors approved the allocation of a total of $104 million from fiscal year 2007 net earnings to the National Rural members.  In September 2007, National Rural made a cash payment of $86 million to its members as retirement of 70% of the amount allocated for fiscal year 2007 and 1/9th of the amount allocated for fiscal years 1991, 1992 and 1993.

Market Risk

The Company's primary market risks are interest rate risk and liquidity risk.  The Company is also exposed to counterparty risk as a result of entering into interest rate exchange agreements.

Interest Rate Risk
The interest rate risk exposure is related to the funding of the fixed rate loan portfolio.  The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loans are advanced.  The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt.  The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans.  The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect.  Long-term loans typically have maturities of up to 35 years.  Borrowers may select fixed interest rates for periods of one year through the life of the loan.  To mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 58).  The interest rate risk is deemed minimal on variable rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans.  At November 30, 2007 and May 31, 2007, 18% of loans carried variable interest rates.

Matched Funding Policy
To monitor interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis (see chart on page 58).  It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets.  At November 30, 2007, the Company had $14,813 million of fixed rate assets amortizing or repricing, funded by $12,839 million of fixed rate liabilities maturing during the next 30 years and $1,836 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity.  The difference of $138 million, or less than 1% of total assets and total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity.  Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members' subordinated certificates and members' equity.  With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans.  The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.  Variable rate assets which reprice monthly or semi-monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes.  The schedule allows the Company to analyze the impact on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to TIER.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at November 30, 2007.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of November 30, 2007

May 31,		June 1,	June 1,	June 1,	June 1,
2008		2008 to	2010 to	2012 to	2017 to	Beyond
or		May 31,	May 31,	May 31,	May 31,	June 1,
(Dollar amounts in millions)	prior	2010	2012	2017	2027	2027	Total
Assets:
Amortization and repricing	$1,179	$3,424	$2,875	$3,653	$2,588	$1,094	$14,813
Total assets	$1,179	$3,424	$2,875	$3,653	$2,588	$1,094	$14,813

Liabilities and members' equity:
Long-term debt	$979	$3,277	$3,750	$3,684	$895	$254	$12,839
Subordinated certificates	25	59	92	88	443	579	1,286
Members' equity (1)	13	26	28	121	101	261	550
Total liabilities and members' equity	$1,017	$3,362	$3,870	$3,893	$1,439	$1,094	$14,675

Gap (2)	$162	$62	$(995)	$(240)	$1,149	$-	$138
Cumulative gap	$162	$224	$(771)	$(1,011)	$138	$138
Cumulative gap as a % of total assets	0.87%	1.20%	(4.14)%	(5.43)%	0.74%	0.74%
Cumulative gap as a % of adjusted total assets (3)	0.88%	1.22%	(4.19)%	(5.50)%	0.75%	0.75%
(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed rate assets.  See “Non-GAAP Financial Measures” for further explanation of why National Rural uses members’ equity in its analysis of the funding of its loan portfolio.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represents total assets in the consolidated balance sheet less derivative assets.

Use of Derivatives
At November 30, 2007 and May 31, 2007, the Company was a party to interest rate exchange agreements with a total notional amount of $13,387 million and $12,533 million, respectively.  The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy.  Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk.  The Company will enter into interest rate exchange agreements only with highly rated financial institutions.  National Rural used interest rate exchange agreements to synthetically change the interest rate from a variable rate to a fixed rate on $7,630 million as of November 30, 2007 and $7,277 million as of May 31, 2007 of debt used to fund long-term fixed rate loans.  Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $5,757 million and $5,256 million of long-term debt as of November 30, 2007 and May 31, 2007, respectively.  The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

At November 30, 2007 and May 31, 2007, there were no foreign currency exchange agreements outstanding.

Counterparty Risk
The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements.  To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings.  At November 30, 2007 and May 31, 2007, the Company was a party to interest rate exchange agreements with notional amounts totaling $13,387 million and $12,533 million, respectively.  To date, the Company has not experienced a failure of a counterparty to perform as required under any of these agreements.  At the time counterparties are selected to participate in the Company's exchange agreements, the counterparty must be a participant in one of its revolving credit agreements.  At November 30, 2007, the Company's interest rate exchange agreement counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor's Corporation.

Foreign Currency Risk
The Company may issue commercial paper, medium-term notes or bonds denominated in foreign currencies.  At November 30, 2007 and May 31, 2007, there was no foreign denominated debt outstanding.  When the Company issues foreign denominated debt, it typically mitigates foreign currency risk by entering into an exchange agreement to lock in the exchange rate for all interest and principal payments through maturity.

Rating Triggers
The Company has certain interest rate exchange agreements that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level.   This condition is commonly

called a rating trigger.  Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.  If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument.  Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133.  The Company's rating triggers are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service.  At November 30, 2007, there are rating triggers associated with $9,391 million notional amount of interest rate exchange agreements.  If the Company's rating from Moody's Investors Service falls to Baa1 or the Company's rating from Standard & Poor's Corporation falls to BBB+, the counterparties may terminate agreements with a total notional amount of $1,685 million.  If the Company's rating from Moody's Investors Service falls below Baa1 or the Company's rating from Standard & Poor's Corporation falls below BBB+, the counterparties may terminate the agreements on the remaining total notional amount of $7,706 million.

At November 30, 2007, the Company's exchange agreements subject to rating triggers had a derivative fair value of $33 million, comprised of $50 million that would be due to the Company and $17 million that the Company would have to pay if all interest rate exchange agreements with a rating trigger at the level of BBB+ or Baa1 and above were to be terminated, and a derivative fair value of $5 million, comprised of $80 million that would be due to the Company and $85 million that the Company would have to pay if all interest rate exchange agreements with a rating trigger below the level of BBB+ or Baa1 were to be terminated.  See chart on page 54 for National Rural's senior unsecured credit ratings as of November 30, 2007.

Additionally, if ratings from Moody's Investors Service fall below Baa2 or from Standard & Poor's Corporation fall below BBB, the Company would be required to pledge collateral equal to the net obligation, or net fair value, of the related exchange agreements, due to the affected counterparty, if any.  At November 30, 2007, the net obligation totaled $11 million for the $619 million notional amount of exchange agreements subject to this rating trigger.

Liquidity Risk
The Company faces liquidity risk in the funding of its loan portfolio and refinancing its maturing obligations.  The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are generally required to be paid down annually.  On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity.  At November 30, 2007, the Company has a total of $3,712 million of long-term debt maturing during the next twelve months.  The Company funds the loan portfolio with a variety of debt instruments and its members' equity.  The Company typically does not match fund each of its loans with a debt instrument of similar final maturity.  Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years.

The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years.  Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding.  Factors that mitigate liquidity risk include the Company maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis.  At November 30, 2007 and May 31, 2007, the Company had a total of $3,275 million in revolving credit agreements and bank lines of credit. In addition, the Company limits the amount of dealer commercial paper and bank bid notes outstanding in the funding of loans.  The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes outstanding at 15% or less of total debt outstanding.  At November 30, 2007 and May 31, 2007, there was a total of $1,012 million and $1,118 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 6% of the Company's total debt outstanding.

National Rural continues to see significant investment support from its members with $3.4 billion of commercial paper, daily liquidity fund, medium-term notes and subordinated certificate investments outstanding at November 30, 2007.  The member debt investments represented 19% of the total debt outstanding at November 30, 2007.  In addition, National Rural had a total of $3.0 billion of privately placed debt outstanding at November 30, 2007, $2.5 billion of which was guaranteed by the U.S. Government under the REDLG program.  National Rural borrowed the remaining $500 million authorized under the REDLG program during the six months ended November 30, 2007, which limitedthe amount of long-term public debt required during the period.  The private placements of debt represented 17% of total debt outstanding at November 30, 2007.  National Rural did not experience any difficulty issuing its commercial paper in the capital markets, although there was a slight widening of the spread demanded by investors.  NCSC did experience some issues with the issuance of its commercial paper, which carries a guarantee from National Rural.  Due to the significant increase in spread demanded by investors, NCSC was limited to issuing very short maturities for a period of time during the six months ended November 30, 2007.  The slightly higher spread paid on dealer commercial paper did not have a significant impact on National Rural's funding cost, as dealer commercial paper has represented 6% or less of total debt during this period.  At the time of this filing, neither National Rural or NCSC are experiencing any difficulties issuing commercial paper and current spreads are consistent with National Rural’s historic trading levels.

National Rural lends only to its electric and telephone utility members and their affiliates and thus does not have any residential mortgage exposure.  National Rural's loan portfolio is heavily weighted by electric distribution systems, which provide an essential service to their customers in a defined service territory where, in many cases, there is no competition.

Holders of $2,062 million of the Company’s extendible debt elected not to extend the maturity during the six months ended November 30, 2007.  As a result, $1,817 million of extendible debt was reclassified from long-term debt to short-term debt based on maturity dates ranging from August through November of 2008.  The remaining $245 million of extendible debt will mature in July 2009.

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

	Three months ended		Six months ended
	November 30,		November 30,
(in thousands)	2007	2006	2007	2006

Interest expense	$(240,017)	$(248,591)	$(487,342)	$(504,595)
Adjusted to include: Derivative cash settlements	11,507	16,493	19,836	31,748
Adjusted interest expense	$(228,510)	$(232,098)	$(467,506)	$(472,847)

Net interest income	$23,270	$11,653	$43,899	$20,338
Adjusted to include: Derivative cash settlements	11,507	16,493	19,836	31,748
Adjusted net interest income	$34,777	$28,146	$63,735	$52,086

Loss prior to income taxes and minority interest	$(37,683)	$(56,993)	$(51,742)	$(101,092)
Adjusted to exclude: Derivative forward value	75,412	53,239	109,012	116,590
Foreign currency adjustments	-	20,620	-	17,299
Adjusted income prior to income taxes and minority interest	$37,729	$16,866	$57,270	$32,797

Net loss	$(30,226)	$(56,195)	$(41,608)	$(99,214)
Adjusted to include: Minority interest net income	(4,545)	(312)	(6,123)	(678)
Adjusted to exclude: Derivative forward value	75,412	53,239	109,012	116,590
Foreign currency adjustments	-	20,620	-	17,299
Adjusted net income	$40,641	$17,352	$61,281	$33,997

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following chart provides the calculations for TIER and adjusted TIER.

	Three months ended		Six months ended
	November 30,		November 30,
	2007	2006	2007	2006
TIER (1)	-	-	-	-
Adjusted TIER	1.18	1.07	1.13	1.07
(1) For the three and six months ended November 30, 2007, the Company reported a net loss of $30 million and $42 million, respectively.  For the three and six months ended November 30, 2006, the Company reported a net loss of $56 million and $99 million, respectively.  Thus the TIER calculation for those periods results in a value below 1.00.

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

(in thousands)	November 30, 2007	May 31, 2007
Liabilities	$18,008,841	$17,843,151
Less:
Derivative liabilities	(169,928)	(71,934)
Debt used to fund loans guaranteed by RUS	(252,087)	(255,903)
Subordinated deferrable debt	(311,440)	(486,440)
Subordinated certificates	(1,408,477)	(1,381,447)
Adjusted liabilities	$15,866,909	$15,647,427

Total equity	$582,121	$710,041
Less:
Prior years cumulative derivative forward value and
foreign currency adjustments	(131,551)	(225,849)
Current period derivative forward value (1)	97,347	79,744
Current period foreign currency adjustments	-	14,554
Accumulated other comprehensive income	(11,873)	(12,204)
Subtotal members' equity	536,044	566,286
Plus:
Subordinated certificates	1,408,477	1,381,447
Subordinated deferrable debt	311,440	486,440
Minority interest	15,933	21,989
Adjusted equity	$2,271,894	$2,456,162

Guarantees	$1,088,118	$1,074,374
(1) Represents the derivative forward value loss recorded by National Rural for the period.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and adjusted debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following chart provides the calculated ratios for leverage and debt to equity, as well as the adjusted ratio calculations.  The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

	November 30, 2007	May 31, 2007
Leverage ratio	32.81	26.64
Adjusted leverage ratio	7.46	6.81

Debt to equity ratio	30.94	25.13
Adjusted debt to equity ratio	6.98	6.37

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 57.

Item 4.                 Controls and Procedures

As reported in our Form 10-K for the year ended May 31, 2007, as a result of items determined subsequent to our fiscal year end, during the six months ended November 30, 2007 management implemented improvements to our internal controls and procedures over the accounting for transactions involving foreign currency.

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

PART II.OTHER INFORMATION

Item 1A.              Risk Factors

Refer to Part I, Item 1A. Risk Factors in the Company's Form 10-K for the year ended May 31, 2007 for information regarding factors that could affect the Company's results of operations, financial condition and liquidity.  There have been no changes to the Company's risk factors during the quarter ended November 30, 2007.

Item 6.                 Exhibits

10.2 – Employment Contract between National Rural and Sheldon C. Petersen, effective as of January 1, 2008.

10.5 – Amendment to Supplemental Agreement between the Rural Telephone Finance Cooperative and Sheldon C. Petersen, effective as of January 1, 2008.

10.6 – Agreement of Purchase and Sale between National Rural and Loudoun Land Venture, LLC dated as of November 28, 2007.  Exhibit C to the Agreement of Purchase and Sale has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

10.7 – First Amendment to Agreement of Purchase and Sale between National Rural and Loudoun Land Venture, LLC dated as of December 17, 2007.

10.8 – Second Amendment to Agreement of Purchase and Sale between National Rural and Loudoun Land Venture, LLC dated as of December 21, 2007.  Exhibits A and C to the Second Amendment to Agreement of Purchase and Sale have been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

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

January 11, 2008