Form 10-Q
period 2008-02-29
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2008-04-14
CIK 70502

N

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                 Accelerated filer ☐            Non-accelerated filer ☒            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

The Registrant is a cooperative and consequently, does not issue any equity capital stock.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
  (in thousands)

  A S S E T S

	February 29, 2008	May 31, 2007

Cash and cash equivalents	$237,741	$304,107

Restricted cash	17,738	2,032

Loans to members	18,665,439	18,131,873
Less: Allowance for loan losses	(497,260)	(561,663)
Loans to members, net	18,168,179	17,570,210

Accrued interest and other receivables	291,732	291,637

Fixed assets, net	20,794	4,555

Debt service reserve funds	54,993	54,993

Bond issuance costs, net	40,074	45,611

Foreclosed assets	57,651	66,329

Derivative assets	347,857	222,774

Other assets	22,919	12,933

	$19,259,678	$18,575,181

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	February 29, 2008	May 31, 2007

Short-term debt	$6,439,129	$4,427,123

Accrued interest payable	314,834	281,458

Long-term debt	9,732,902	11,295,219

Deferred income	23,915	27,990

Guarantee liability	13,658	18,929

Other liabilities	38,739	27,611

Derivative liabilities	370,761	71,934

Subordinated deferrable debt	311,440	311,440

Members' subordinated certificates:
Membership subordinated certificates	649,461	649,424
Loan and guarantee subordinated certificates	771,424	732,023
Total members' subordinated certificates	1,420,885	1,381,447

Commitments and contingencies

Minority interest	12,086	21,989

Equity:
Retained equity	569,712	697,837
Accumulated other comprehensive income	11,617	12,204
Total equity	581,329	710,041

	$19,259,678	$18,575,181

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
(in thousands)

For the Three and Nine Months Ended February 29, 2008 and February 28, 2007

	Three months ended		Nine months ended
	February 29, 2008	February 28, 2007 (As restated)*	February 29, 2008	February 28, 2007 (As restated)*

Interest income	$266,576	$264,873	$797,817	$789,806
Interest expense	(233,468)	(247,441)	(720,810)	(752,036)

Net interest income	33,108	17,432	77,007	37,770

Recovery of loan losses	33,599	-	47,900	-

Net interest income after recovery of loan losses	66,707	17,432	124,907	37,770

Non-interest income:
Rental and other income	367	417	1,070	1,042
Derivative cash settlements	10,463	44,442	30,299	76,190
Results of operations of foreclosed assets	2,401	1,896	6,217	7,887

Total non-interest income	13,231	46,755	37,586	85,119

Non-interest expense:
Salaries and employee benefits	(9,398)	(8,461)	(27,049)	(25,222)
Other general and administrative expenses	(5,862)	(3,177)	(16,278)	(11,921)
Recovery of (provision for) guarantee liability	1,000	-	4,300	(400)
Market adjustment on foreclosed assets	(5,840)	-	(5,840)	-
Derivative forward value	(64,266)	(4,189)	(173,278)	(120,779)
Foreign currency adjustments	-	1,886	-	(15,413)
Loss on sale of loans	(158)	(1,550)	(676)	(1,550)

Total non-interest expense	(84,524)	(15,491)	(218,821)	(175,285)

(Loss) income prior to income taxes and minority interest	(4,586)	48,696	(56,328)	(52,396)

Income taxes	2,175	(627)	6,186	573

(Loss) income prior to minority interest	(2,411)	48,069	(50,142)	(51,823)

Minority interest	2,088	566	8,211	1,244

Net (loss) income	$(323)	$48,635	$(41,931)	$(50,579)

See accompanying notes.
*See Note 1(j)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the Nine Months Ended February 29, 2008 and February 28, 2007

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Net Income	Fund	Reserve	Fund	Other

Nine months ended February 29, 2008:
Balance as of May 31, 2007	$710,041	$12,204	$697,837	$997	$131,528	$1,406	$158,308	$498	$405,100
Patronage capital retirement	(85,494)	-	(85,494)	-	-	-	-	-	(85,494)
Loss prior to income taxes and minority interest	(56,328)	-	(56,328)	-	(56,328)	-	-	-	-
Other comprehensive loss	(587)	(587)	-	-	-	-	-	-	-
Income taxes	6,186	-	6,186	-	6,186	-	-	-	-
Minority interest	8,211	-	8,211	-	8,211	-	-	-	-
Other	(700)	-	(700)	(3)	-	(697)	40	-	(40)
Balance as of February 29, 2008	$581,329	$11,617	$569,712	$994	$89,597	$709	$158,348	$498	$319,566

Nine months ended February 28, 2007:
Balance as of May 31, 2006	$784,408	$13,208	$771,200	$994	$225,849	$1,281	$156,844	$497	$385,735
Patronage capital retirement	(84,247)	-	(84,247)	-	-	-	-	-	(84,247)
Loss prior to income taxes and minority interest (As restated)*	(52,396)	-	(52,396)	-	(52,396)	-	-	-	-
Other comprehensive loss	(753)	(753)	-	-	-	-	-	-	-
Income taxes	573	-	573	-	573	-	-	-	-
Minority interest	1,244	-	1,244	-	1,244	-	-	-	-
Other	(590)	-	(590)	(1)	-	(589)	-	-	-
Balance as of February 28, 2007 (As restated)*	$648,239	$12,455	$635,784	$993	$175,270	$692	$156,844	$497	$301,488

See accompanying notes.
*See Note 1(j)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Nine Months Ended February 29, 2008 and February 28, 2007

	February 29, 2008	February 28, 2007 (As restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,931)	$(50,579)
Add (deduct):
Amortization of deferred income	(5,769)	(10,377)
Amortization of bond issuance costs and deferred charges	14,048	14,096
Depreciation	1,698	1,643
Recovery of loan losses	(47,900)	-
(Recovery of) provision for guarantee liability	(4,300)	400
Results of operations of foreclosed assets	(6,217)	(7,887)
Market adjustment on foreclosed assets	5,840	-
Derivative forward value	173,278	120,779
Foreign currency adjustments	-	15,413
Loss on sale of loans	676	1,550
Changes in operating assets and liabilities:
Accrued interest and other receivables	(12,684)	(26,057)
Accrued interest payable	33,375	82,262
Other	2,469	(8,871)

Net cash provided by operating activities	112,583	132,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(6,018,988)	(5,245,383)
Principal collected on loans	5,388,629	5,411,973
Net investment in fixed assets	(16,426)	(380)
Net cash provided by foreclosed assets	9,055	62,831
Net proceeds from sale of foreclosed assets	-	487
Net proceeds from sale of loans	73,972	364,100
Change in restricted cash	(15,706)	-

Net cash (used in) provided by investing activities	(579,464)	593,628

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) issuances of short-term debt, net	347,544	(266,334)
Proceeds from issuance of long-term debt, net	1,566,151	863,808
Payments for retirement of long-term debt	(1,293,720)	(592,485)
Payments for retirement of subordinated deferrable debt	(175,000)	(150,000)
Proceeds from issuance of members' subordinated certificates	58,714	27,089
Payments for retirement of members' subordinated certificates	(16,025)	(27,886)
Payments for retirement of patronage capital	(77,378)	(74,094)
Payments for retirement of RTFC patronage capital	(9,771)	(12,414)

Net cash provided by (used in) financing activities	400,515	(232,316)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66,366)	493,684
BEGINNING CASH AND CASH EQUIVALENTS	304,107	260,338
ENDING CASH AND CASH EQUIVALENTS	$237,741	$754,022

See accompanying notes.
*See Note 1(j)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(in thousands)

For the Nine Months Ended February 29, 2008 and February 28, 2007

	February 29, 2008	February 28, 2007 (As restated)*

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$673,387	$655,678
Cash paid for income taxes	1,088	1,149

See accompanying notes.
*See Note 1(j)

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

The Company's consolidated membership was 1,540 as of February 29, 2008 including 899 utility members, the majority of which are consumer-owned electric cooperatives, 511 telecommunications members, 66 service members and 64 associates in 49 states, the District of Columbia and two U.S. territories.  The utility members included 830 distribution systems and 69 generation and transmission ("power supply") systems.  Memberships among National Rural, RTFC and NCSC have been eliminated in consolidation.  All references to members within this document include members and associates.

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

The accompanying financial statements include the consolidated accounts of National Rural, RTFC and NCSC and certain entities controlled by National Rural and created to hold foreclosed assets and effect loan securitization transactions, after elimination of all material intercompany accounts and transactions.  Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51, requires National Rural to consolidate the financial results of RTFC and NCSC.  National Rural is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

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

RTFC and NCSC creditors have no recourse against National Rural in the event of default by RTFC and NCSC, unless there is a guarantee agreement under which National Rural has guaranteed NCSC or RTFC debt obligations to a third party.  At February 29, 2008, National Rural had guaranteed $280 million of NCSC debt and derivative instruments with third parties.  The maturities for NCSC debt guaranteed by National Rural run through 2031.  As of February 29, 2008, National Rural's maximum potential exposure totaled $298 million related to guarantees of NCSC debt and derivatives.  Guarantees related to NCSC debt and derivative instruments are not included in Note 12 at February 29, 2008 as the debt and derivatives are reported on the consolidated balance sheet.  At February 29, 2008, National Rural had no guarantees of RTFC debt to third party creditors.  All National Rural loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC.  At February 29, 2008, RTFC had total assets of $1,921 million including loans outstanding to members of $1,727 million and NCSC had total assets of $465 million including loans outstanding of $417 million.  At February 29, 2008 and May 31, 2007, National Rural had committed to lend RTFC up to $4 billion of which $2 billion was outstanding at February 29, 2008.  At February 29, 2008 and May 31, 2007, National Rural had committed to provide credit to NCSC of up to $1 billion.  At February 29, 2008, National Rural had provided a total of $461 million of credit to NCSC, representing $181 million of outstanding loans and $280 million of credit enhancements.

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

In accordance with ARB 51, the Company presents the amount of subsidiary equity controlled by unrelated parties as minority interest on the consolidated balance sheet and the subsidiary earnings controlled by unrelated parties as minority interest on the consolidated statement of operations

(c)           Restricted Cash

Restricted cash represents cash and cash equivalents for which use is contractually restricted.  Restricted cash is disclosed separately on the balance sheet. At February 29, 2008, the Company has four different contractual restrictions on the use of certain cash.  Three of the restricted cash accounts totaling $16 million are related to the issuance of the Clean Renewable Energy Bonds (“CREBs”) in February 2008.  The fourth restricted cash account represents cash pledged as collateral for collateral trust bonds issued under the Company’s 1972 indenture.  At May 31, 2007, the $2 million of cash pledged as collateral under the 1972 indenture was the only restricted cash, which was classified in other assets due to immateriality.

Restricted cash at February 29, 2008 represents:

•	cash proceeds from the issuance of CREBs that may only be used for the funding of CREBs loan advances to participating members to reimburse them for costs related to qualifying projects;
•	cash proceeds from the issuance of CREBs that may only be used to reimburse the Company for the costs of issuing the CREBs;
•	cash from principal payments from members on CREBs loans that may only be used to make debt service payments to bond investors; and
•	cash held as collateral for the Company’s collateral trust bonds issued under the 1972 indenture.

The Company uses the proceeds from the issuance of CREBs to make loans to borrowers for the construction, refinancing, and reimbursement of capital expenditures related to qualified projects.  These funds may be invested by the Company.  The interest earned is restricted and may only be used to fund qualifying projects.

The Company also uses the proceeds from the issuance of CREBs to cover all costs associated with the issuance of the CREBs.  These funds are held by the trustee and may only be released to the Company to cover the cost of issuance.  The Company must submit invoices to support the issuance cost for which it is seeking reimbursement.  These funds may be invested by the Company.  The interest earned is restricted and may only be used to cover issuance expenses and to fund qualifying projects.

The Company collects principal and interest payments from borrowers quarterly.  The Company may withdraw the interest collected on CREBs loans at any time.  The principal collected on CREBs loans may only be used to repay principal to bond investors. These funds may be invested by the Company.  The interest earned is not restricted and may be withdrawn by the Company at any time.

At February 29, 2008 and May 31, 2007, $2 million of cash was pledged to secure the Company’s collateral trust bonds under the 1972 indenture.  This cash is classified in restricted cash because the funds are on deposit with the Company’s collateral trust bond trustee. These funds may be invested by the Company.  The interest earned is not restricted and may be withdrawn by the Company at any time.

The restricted cash may be invested by the Company.  Interest earned on the Company’s restricted cash is not restricted.  Interest earned on restricted cash accounts is presented as an operating activity in the statement of cash flows.  Changes in the principal balances of restricted cash accounts are reported as investing activities in the statement of cash flows.

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

Activity in the loan loss allowance account is summarized below:

	For the nine months ended and as of		Year ended and as of
(in thousands)	February 29, 2008	February 28, 2007	May 31, 2007
Balance at beginning of period	$561,663	$611,443	$611,443
Recovery of loan losses	(47,900)	-	(6,922)
Write-offs	(16,827)	(397)	(44,668)
Recoveries of prior write-offs	324	320	1,810
Balance at end of period	$497,260	$611,366	$561,663

(e)           Interest Income

Interest income includes the following:
	For the three months ended		For the nine months ended
(in thousands)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Interest on long-term fixed rate loans (1)	$220,117	$208,262	$649,860	$619,889
Interest on long-term variable rate loans (1)	20,785	28,028	68,024	90,199
Interest on short-term loans (1)	20,224	17,761	59,816	53,691
Interest on investments (2)	1,832	2,626	6,668	6,075
Conversion fees (3)	1,587	2,412	5,096	7,366
Make-whole and prepayment fees (4)	533	3,368	2,287	4,193
Commitment and guarantee fees (5)	822	1,658	3,742	7,127
Other fees	676	758	2,324	1,266
Total interest income	$266,576	$264,873	$797,817	$789,806
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

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $21 million and $25 million at February 29, 2008 and May 31, 2007, respectively.

(f)           Interest Expense

Interest expense includes the following:
	For the three months ended		For the nine months ended
(in thousands)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Interest expense - commercial paper and bid notes (1)	$30,639	$38,758	$102,117	$134,760
Interest expense - medium-term notes (1)	82,555	93,876	249,422	282,050
Interest expense - collateral trust bonds (1)	61,213	56,069	189,968	156,629
Interest expense - subordinated deferrable debt (1)	4,916	8,153	14,747	24,936
Interest expense - subordinated certificates (1)	12,297	11,755	36,451	35,671
Interest expense - long-term private debt (1)	34,359	29,180	100,102	89,484
Debt issuance costs (2)	2,328	5,230	7,625	9,332
Commitment and guarantee fees (3)	4,602	3,967	13,277	11,981
Loss on extinguishment of debt (4)	-	-	5,509	4,806
Other fees	559	453	1,592	2,387
Total interest expense	$233,468	$247,441	$720,810	$752,036
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

(g)           Comprehensive Income

Comprehensive income includes the Company's net income, as well as other comprehensive income related to derivatives.  Comprehensive income is calculated as follows:

	For the three months ended		For the nine months ended
(in thousands)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net (loss) income	$(323)	$48,635	$(41,931)	$(50,579)
Other comprehensive income:
Reclassification adjustment for
realized gain on derivatives	(256)	(251)	(587)	(753)
Comprehensive (loss) income	$(579)	$48,384	$(42,518)	$(51,332)

(h)           Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current reporting format.  The May 31, 2007 balance of deferred loan origination costs totaling $4 million was reclassified from other assets to loans to members on the consolidated balance sheet to conform with the February 29, 2008 presentation.  The May 31, 2007 balance of cash held as collateral totaling $2 million was reclassified from other assets to restricted cash on the consolidated balance sheet to conform with the February 29, 2008 presentation.

(i)           New Accounting Pronouncements

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The statement is effective for fiscal years beginning after November 15, 2008.  The Company’s adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position or results of operations.

(j)           Restatement

Subsequent to the issuance of the May 31, 2006 consolidated financial statements, the Company’s management identified an error in the recording of interest expense on foreign denominated debt and the cash settlement income from foreign currency exchange agreements, as well as the related accrued interest payable and accrued interest receivable.  The Company was using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the average spot foreign currency exchange rate during the income statement period to convert the interest expense on the foreign denominated debt and foreign exchange agreement income to U.S. dollars.  The Company was also using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the spot foreign currency exchange rate at the end of the balance sheet period to convert the accrued interest payable and accrued interest receivable to U.S. dollars. The interest expense on the foreign denominated debt and the cash settlement income from the foreign currency exchange agreement are equal and offsetting amounts, as the Company uses the amount received under the exchange agreement to pay the interest expense on the foreign denominated debt.  The amounts for the accrued interest payable and accrued interest receivable are also offsetting.  As a result of this error, interest expense and cash settlement income were understated by $3 million and $10 million for the three and nine months ended February 28, 2007, respectively.  The Company subtracts the net accrual from the last settlement date on its derivatives at each period end in the calculation of the related fair value, so the error in the calculation of the income receivable on the foreign exchange agreements also impacted the fair value of the derivatives recorded as a derivative asset.  Thus, this correction also impacts the change in the fair value of the derivatives reported in the derivative forward value line on the consolidated statement of operations.  The derivative forward value loss line was understated by $4 million and $11 million for the three and nine months ended February 28, 2007, respectively.  The net income line was overstated by $4 million for the three months ended February 28, 2007 and the net loss line was understated by $11 million for the nine months ended February 28, 2007.  There is no impact on cash flows from operating activities or the total change in cash in the consolidated statements of cash flows.

A summary of the effects of the restatement on the consolidated statements of operations for the three and nine months ended February 28, 2007 is as follows:

	For the three months ended February 28, 2007
(in thousands)	As previously reported	Adjustment	As restated
Interest expense	$(243,969)	$(3,472)	$(247,441)
Net interest income	20,904	(3,472)	17,432
Net interest income after recovery of loan losses	20,904	(3,472)	17,432
Derivative cash settlements	40,970	3,472	44,442
Total non-interest income	43,283	3,472	46,755
Derivative forward value	(583)	(3,606)	(4,189)
Total non-interest expense	(11,885)	(3,606)	(15,491)
Income prior to income taxes and minority interest	52,302	(3,606)	48,696
Income prior to minority interest	51,675	(3,606)	48,069
Net income	52,241	(3,606)	48,635

	For the nine months ended February 28, 2007
(in thousands)	As previously reported	Adjustment	As restated
Interest expense	$(741,685)	$(10,351)	$(752,036)
Net interest income	48,121	(10,351)	37,770
Net interest income after recovery of loan losses	48,121	(10,351)	37,770
Derivative cash settlements	65,839	10,351	76,190
Total non-interest income	74,768	10,351	85,119
Derivative forward value	(110,117)	(10,662)	(120,779)
Total non-interest expense	(164,623)	(10,662)	(175,285)
Loss prior to income taxes and minority interest	(41,734)	(10,662)	(52,396)
Loss prior to minority interest	(41,161)	(10,662)	(51,823)
Net loss	(39,917)	(10,662)	(50,579)

(2)	Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	February 29, 2008		May 31, 2007
	Loans	Unadvanced	Loans	Unadvanced
(in thousands)	Outstanding	Commitments (1)	Outstanding	Commitments (1)
Total by loan type (2):
Long-term fixed rate loans	$14,851,196	$-	$14,663,340	$-
Long-term variable rate loans	1,978,068	5,577,717	1,993,534	5,703,313
Loans guaranteed by RUS	251,135	491	255,903	491
Short-term loans	1,580,813	7,416,504	1,215,430	7,200,156
Total loans outstanding	18,661,212	12,994,712	18,128,207	12,903,960
Deferred origination fees	4,227	-	3,666	-
Less: Allowance for loan losses	(497,260)	-	(561,663)	-
Net loans	$18,168,179	$12,994,712	$17,570,210	$12,903,960

Total by segment:
National Rural:
Distribution	$13,213,526	$9,120,408	$12,827,772	$9,176,686
Power supply	3,198,956	2,960,783	2,858,040	2,798,124
Statewide and associate	104,258	129,415	119,478	139,156
National Rural total	16,516,740	12,210,606	15,805,290	12,113,966
RTFC	1,727,344	488,081	1,860,379	473,762
NCSC	417,128	296,025	462,538	316,232
Total loans outstanding	$18,661,212	$12,994,712	$18,128,207	$12,903,960

	February 29, 2008		May 31, 2007
(in thousands)	Loans	Unadvanced	Loans	Unadvanced
Non-performing and restructured loans (2):	Outstanding	Commitments (1)	Outstanding	Commitments (1)

Non-performing loans (3):
RTFC:
Long-term fixed rate loans	$219,853	$-	$212,984	$-
Long-term variable rate loans	253,480	2,160	261,081	-
Short-term loans	31,042	-	27,799	418
Total non-performing loans	$504,375	$2,160	$501,864	$418

Restructured loans (3):
National Rural:
Long-term fixed rate loans	$52,420	$-	$52,420	$-
Long-term variable rate loans	526,365	186,673	544,697	186,673
Short-term loans	-	12,500	-	12,500
National Rural total restructured loans	578,785	199,173	597,117	199,173
RTFC:
Long-term fixed rate loans	5,710	-	6,188	-
Total restructured loans	$584,495	$199,173	$603,305	$199,173
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
(2) Included in total by loan type chart above.
(3) Loans are classified as long-term or short-term based on their original maturity.

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

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment

(Dollar amounts in thousands)	February 29, 2008				May 31, 2007
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$14,430,587	97%	$420,609	3%	$14,180,956	97%	$482,384	3%
Long-term variable rate loans	1,837,562	93%	140,506	7%	1,865,821	94%	127,713	6%
Loans guaranteed by RUS	251,135	100%	-	-	255,903	100%	-	-
Short-term loans	164,613	10%	1,416,200	90%	191,231	16%	1,024,199	84%
Total loans	$16,683,897	89%	$1,977,315	11%	$16,493,911	91%	$1,634,296	9%

Total by segment:
National Rural	$14,826,254	90%	$1,690,486	10%	$14,462,448	92%	$1,342,842	8%
RTFC	1,497,634	87%	229,710	13%	1,630,079	88%	230,300	12%
NCSC	360,009	86%	57,119	14%	401,384	87%	61,154	13%
Total loans	$16,683,897	89%	$1,977,315	11%	$16,493,911	91%	$1,634,296	9%

Pledging of Loans
As of February 29, 2008 and May 31, 2007, distribution system mortgage notes related to outstanding long-term loans totaling $4,593 million and $5,797 million, respectively, and RUS guaranteed loans qualifying as permitted investments totaling $216 million and $219 million, respectively, were pledged as collateral to secure National Rural's collateral trust bonds under the 1994 indenture totaling $4,015 million and $5,020 million, respectively.  Under the 2007 indenture, distribution system mortgage notes related to outstanding long-term loans totaling $935 million as of February 29, 2008 were pledged as collateral to secure National Rural's collateral trust bonds totaling $700 million.  In addition, $2 million of cash was pledged to secure $2 million of collateral trust bonds outstanding under the 1972 indenture at February 29, 2008 and May 31, 2007.

As of February 29, 2008 and May 31, 2007, distribution system mortgage notes totaling $577 million and $592 million, respectively, were pledged as collateral to secure National Rural's notes to the Federal Agricultural Mortgage Corporation ("Farmer Mac") totaling $500 million.

In addition to the loans pledged as collateral at February 29, 2008 and May 31, 2007, National Rural had $3,204 million and $2,765 million, respectively, of mortgage notes on deposit with the trustee for the $2.5 billion and $2 billion, respectively, of notes payable to the Federal Financing Bank ("FFB") of the United States Treasury as part of the REDLG program (see Note 6).  The $2.5 billion of notes payable to the FFB contain a rating trigger related to the Company's senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings. A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.  If the Company's senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,204 million at February 29, 2008, would be pledged as collateral rather than held on deposit.  At February 29, 2008, the Company’s senior secured debt ratings were above the rating trigger threshold.

A total of $1.5 billion of notes payable to the FFB has a second trigger event related to a financial expert to the Company's board of directors.  A rating trigger event will exist if the financial expert position (as defined by Section 407 of the Sarbanes-Oxley Act of 2002) remains vacant for more than 90 consecutive days.  If the Company does not satisfy the financial expert rating trigger, the mortgage notes on deposit at that time, which totaled $1,848 million at February 29, 2008, would be pledged as collateral rather than held on deposit.  The financial expert position on National Rural’s board of directors has been filled since March 2007.

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

The Company recorded a loss on sale of loans totaling $0.7 million related to costs associated with the transaction and unamortized deferred loan origination costs for the loans sold.  The Company does not hold any continuing interest in the loans sold and has no obligation to repurchase loans from the purchaser.  The holders of the certificates of beneficial interest issued by the purchaser have no claim against the Company or any of the Company’s assets in the event of a default on the loans held by the purchaser.

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

During the three and nine months ended February 29, 2008, the Company recognized $0.3 million and $0.9 million, respectively, in servicing fees on all loan securitization transactions.

(4)         Foreclosed Assets

Assets received in satisfaction of loan receivables are recorded at the lower of cost or market and classified on the consolidated balance sheets as foreclosed assets.  At February 29, 2008 and May 31, 2007, the balance of foreclosed assets included real estate developer notes receivable and limited partnership interests in certain real estate developments.

At February 29, 2008, the Company determined that there was a reduction of $6 million to the market value of one of the land development loans held as a foreclosed asset.  The reduction to the market value was primarily as a result of the slow down in lot sales due to residential home market weakness.

The activity for foreclosed assets is summarized below:

	Nine months ended		Year ended
(in thousands)	February 29, 2008	February 28, 2007	May 31, 2007
Beginning balance	$66,329	$120,889	$120,889
Results of operations	6,217	7,887	9,758
Net cash provided by foreclosed assets	(9,055)	(62,831)	(63,831)
Market adjustment	(5,840)	-	-
Sale of foreclosed assets	-	(487)	(487)
Ending balance of foreclosed assets	$57,651	$65,458	$66,329

(5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(in thousands)	February 29, 2008	May 31, 2007
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,479,506	$1,017,879
Commercial paper sold directly to members, at par	1,113,316	1,383,090
Commercial paper sold directly to non-members, at par	141,582	133,087
Total commercial paper	2,734,404	2,534,056
Daily liquidity fund sold directly to members, at par	297,759	250,563
Bank bid notes	200,000	100,000
Subtotal short-term debt	3,232,163	2,884,619
Long-term debt maturing within one year:
Medium-term notes sold through dealers	595,748	133,801
Medium-term notes sold to members	281,437	231,158
Secured collateral trust bonds	1,824,993	999,560
Secured notes payable	500,000	-
Subordinated deferrable debt (1)	-	175,000
Unsecured notes payable	4,788	2,985
Total long-term debt maturing within one year	3,206,966	1,542,504
Total short-term debt	$6,439,129	$4,427,123
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

Revolving Credit Agreements
The following is a summary of the amounts available under the Company's revolving credit agreements:
(Dollar amounts in thousands)	February 29, 2008	May 31, 2007	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,125,000	$1,125,000	March 14, 2008	0.05 of 1%
Five-year agreement	1,125,000	1,125,000	March 16, 2012	0.06 of 1%
Five-year agreement	1,025,000	1,025,000	March 22, 2011	0.06 of 1%
Total	$3,275,000	$3,275,000
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

Upfront fees of between 0.03 and 0.05 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at February 29, 2008, totaling in aggregate $1 million, which will be amortized on a straight-line basis over the life of the agreements.  No upfront fees were paid to the banks for their commitment to the 364-day facility.  Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fees are 0.05 of 1% for all three agreements in place at February 29, 2008.

At February 29, 2008 and May 31, 2007, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the periods ended February 29, 2008 and May 31, 2007:
		Actual
	Requirement	February 29, 2008	May 31, 2007
Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.16	1.09
Minimum adjusted TIER at fiscal year end (1)	1.05	1.12	1.12
Maximum ratio of senior debt to total equity	10.00	7.26	6.65
(1) The Company must meet this requirement in order to retire patronage capital.  The adjusted TIER reported at February 29, 2008 is the amount from the prior year end, the last measurement date for this ratio.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but National Rural must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Subsequent to the end of the quarter, the 364-day revolving credit agreement in place at February 29, 2008 totaling $1,125 million was replaced on March 14, 2008 with a new 364-day agreement totaling $1,500 million expiring on March 13, 2009.  Any amount outstanding under the new 364-day agreement may be converted to a one-year term loan at the end of the revolving credit period with a 0.10 of 1% per annum fee on the outstanding principal amount of the term loan.  The facility fee for the 364-day facility is 0.05 of 1% per annum based on the pricing schedule in place at March 14, 2008.  Upfront fees of $147,000 were paid to the banks based on their commitment level to the 364-day agreement.  The agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of 0.05 of 1% must be paid on the outstanding balance.  National Rural's five-year agreement totaling $1,025 million is still in effect and expires on March 22, 2011.  National Rural's five-year agreement totaling $1,125 million is still in effect and expires on March 16, 2012.  The total committed credit available under these three current facilities was $3,650 million at March 14, 2008.

(6)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(in thousands)	February 29, 2008	May 31, 2007
Unsecured long-term debt:
Medium-term notes, sold through dealers	$4,216,284	$4,676,176
Medium-term notes, sold directly to members	76,632	76,464
Subtotal	4,292,916	4,752,640
Unamortized discount	(5,984)	(7,408)
Total unsecured medium-term notes	4,286,932	4,745,232

Unsecured notes payable	2,559,612	2,032,630
Total unsecured long-term debt	6,846,544	6,777,862

Secured long-term debt:
Collateral trust bonds	2,891,927	4,021,953
Unamortized discount	(5,569)	(4,596)
Total secured collateral trust bonds	2,886,358	4,017,357

Secured notes payable	-	500,000
Total secured long-term debt	2,886,358	4,517,357
Total long-term debt	$9,732,902	$11,295,219

Medium-term notes are unsecured obligations of National Rural.  Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.  See Note 2 for additional information on the collateral pledged to secure the Company's collateral trust bonds.

Unsecured Notes Payable
At February 29, 2008 and May 31, 2007, National Rural had outstanding a total of $2.5 billion and $2 billion, respectively, under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the REDLG program.  On August 7, 2007, National Rural received the advance of the remaining $500 million under the REDLG program.  The $500 million advance has a July 2027 maturity date.  As part of the REDLG program, National Rural will pay to RUS a fee of 30 basis points per annum on the total amount borrowed.  At February 29, 2008, the $2.5 billion of unsecured notes payable issued as part of the REDLG program require National Rural to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  See Note 2 for additional information on the mortgage notes held on deposit.

Secured Notes Payable
At May 31, 2007, the Company had outstanding a total of $500 million of 4.656% notes to Farmer Mac due in 2008.  See Note 2 for additional information on the collateral pledged to secure the Company's notes payable.  Based on the July 29, 2008 maturity, this debt was reclassified to short-term debt during the quarter ended August 31, 2007.

(7)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(Dollar amounts in thousands)	February 29, 2008	May 31, 2007
6.75% due 2043 (1)	$125,000	$125,000
6.10% due 2044 (2)	88,201	88,201
5.95% due 2045 (3)	98,239	98,239
Total	$311,440	$311,440

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

Interest Rate Exchange Agreements
Generally, the Company's interest rate exchange agreements do not qualify for hedge accounting under SFAS 133.  At February 29, 2008 and May 31, 2007, the Company did not have any interest rate exchange agreements that were accounted for using hedge accounting.

The Company was a party to the following interest rate exchange agreements:

	Notional Amounts Outstanding
(in thousands)	February 29, 2008	May 31, 2007
Pay fixed and receive variable	$7,700,865	$7,276,473
Pay variable and receive fixed	5,256,440	5,256,440
Total interest rate exchange agreements	$12,957,305	$12,532,913

The Company classifies cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.

Interest rate exchange agreements had the following impact on the Company:

	Three months ended		Nine months ended
(in thousands)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Statement of Operations Impact
Agreements that do not qualify for hedge accounting:
Derivative cash settlements	$10,463	$41,527	$30,299	$67,529
Derivative forward value	(64,266)	(770)	(173,278)	(127,318)
Total (loss) gain on interest rate exchange agreements	$(53,803)	$40,757	$(142,979)	$(59,789)

Comprehensive Income Impact
Amortization of transition adjustment	$(256)	$(251)	$(587)	$(753)
Total comprehensive loss	$(256)	$(251)	$(587)	$(753)

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

Cross Currency Interest Rate Exchange Agreements
There were no cross currency interest rate exchange agreements outstanding at February 29, 2008 and May 31, 2007.  As of February 28, 2007, the Company was a party to cross currency interest rate exchange agreements with a total notional amount of $434 million related to medium-term notes denominated in foreign currencies in which the Company received Euros and paid U.S. dollars.  These cross currency interest rate exchange agreements did not qualify for hedge accounting.  Generally, the Company’s cross currency interest rate exchange agreements do not qualify for hedge accounting under SFAS 133.

Cross currency interest rate exchange agreements had the following impact on the Company:

	Three months ended		Nine months ended
(in thousands)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Statement of Operations Impact
Agreements that do not qualify for hedge accounting
Derivative cash settlements	$-	$2,915	$-	$8,661
Derivative forward value	-	(3,419)	-	6,539
Total (loss) gain on interest rate exchange agreements	$-	$(504)	$-	$15,200

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

At February 29, 2008, the Company had the following notional amount and fair values associated with exchange agreements that contain rating triggers.  For the purpose of the presentation, the Company has grouped the rating triggers into two categories, (1) ratings from Moody's Investors Service falls to Baa1 or from Standard & Poor's Corporation falls to BBB+ and (2) ratings from Moody's Investors Service falls below Baa1 or from Standard & Poor's Corporation falls below BBB+.

(in thousands)	Notional Amount	Required Company Payment	Amount Company Would Collect	Net Total
Rating Level:
Fall to Baa1/BBB+	$1,739,419	$(45,283)	$82,534	$37,251
Fall below Baa1/BBB+	7,183,620	(203,636)	136,855	(66,781)
Total	$8,923,039	$(248,919)	$219,389	$(29,530)

Additionally, if ratings from Moody's Investors Service fall below Baa2 or from Standard & Poor's Corporation fall below BBB, the Company would be required to pledge collateral equal to the net obligation, or net fair value, of the related exchange agreements due to the affected counterparty, if any.  At February 29, 2008, the net obligation totaled $18 million for the $718 million notional amount of exchange agreements subject to this rating trigger.

(9)         Members' Subordinated Certificates

Membership Subordinated Certificates
National Rural's members are required to purchase membership certificates as a condition of membership.  Such certificates are interest-bearing, unsecured, subordinated debt of National Rural.  Members may purchase the certificates over time as a percentage of the amount they borrow from National Rural.  RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.  National Rural membership certificates typically have an original maturity of 100 years and pay interest at 5% semi-annually.  The weighted average maturity for all membership subordinated certificates outstanding at February 29, 2008 and May 31, 2007 was 68 years and 69 years, respectively.

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

(10)           Minority Interest

At February 29, 2008 and May 31, 2007, the Company reported minority interests of $12 million and $22 million, respectively, on the consolidated balance sheets.  Minority interest represents 100% of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100% of the interest in their respective companies.

During the nine months ended February 29, 2008, NCSC’s net loss of $10.1 million exceeded its equity balance by $1.6 million, which eliminated the minority interest equity in NCSC.  In accordance with ARB 51, Consolidated Financial Statements, National Rural is required to absorb the $1.6 million NCSC excess loss.  NCSC’s losses during the nine months ended February 29, 2008 were primarily due to its $18 million in derivative forward value losses.  NCSC’s equity balance included in minority interest on the consolidated balance sheets was $8.6 million at May 31, 2007.

Minority interest at February 29, 2008 also decreased due to the retirement of $2 million of patronage capital to RTFC members in January 2008.

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

At February 29, 2008 and May 31, 2007, equity included the following components:

(in thousands)	February 29, 2008	May 31, 2007
Membership fees	$994	$997
Education fund	709	1,406
Members' capital reserve	158,348	158,308
Allocated net income	320,064	405,598
Unallocated net income (1)	113,440	(23)
Total members' equity	593,555	566,286
Prior years cumulative derivative forward
value and foreign currency adjustments	131,551	225,849
Current period derivative forward value (2)	(155,394)	(79,744)
Current period foreign currency adjustments	-	(14,554)
Total retained equity	569,712	697,837
Accumulated other comprehensive income	11,617	12,204
Total equity	$581,329	$710,041
(1) Excludes derivative forward value and foreign currency adjustments.  Unallocated net income at February 29, 2008 includes National Rural’s obligation to absorb NCSC losses in excess of their equity balance totaling $1.6 million.
(2) Represents the derivative forward value loss recorded by National Rural for the period.

(12)         Guarantees

The Company guarantees certain contractual obligations of its members so that they may obtain various forms of financing.  With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At February 29, 2008 and May 31, 2007, the Company had recorded a guarantee liability totaling $14 million and $19 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at February 29, 2008 and May 31, 2007 totaled $9 million and $13 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure.  The remaining balance of the total guarantee liability of $5 million and $6 million, respectively, at February 29, 2008 and May 31, 2007 relates to the Company's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into or modified since January 1, 2003 in accordance with FIN No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34).  The non-contingent obligation is estimated based on guarantee fees collectible over the life of the guarantee.  The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantees.

Activity in the guarantee liability account is summarized below:
	For the nine months ended		Year ended
(in thousands)	February 29, 2008	February 28, 2007	May 31, 2007
Beginning balance	$18,929	$16,750	$16,750
Net change in non-contingent liability	(971)	1,527	3,879
(Recovery of) provision for contingent guarantee losses	(4,300)	400	(1,700)
Ending balance	$13,658	$18,677	$18,929

Liability as a percentage of total guarantees	1.29%	1.58%	1.76%

The following chart summarizes total guarantees by type and segment:

(in thousands)	February 29, 2008	May 31, 2007
Total by type:
Long-term tax exempt bonds (1)	$499,605	$526,185
Indemnifications of tax benefit transfers (2)	97,393	107,741
Letters of credit (3)	381,436	365,766
Other guarantees (4)	80,415	74,682
Total	$1,058,849	$1,074,374

Total by segment:
National Rural:
Distribution	$203,591	$211,320
Power supply	763,226	797,009
Statewide and associate	23,655	25,359
National Rural total	990,472	1,033,688
RTFC	260	-
NCSC	68,117	40,686
Total	$1,058,849	$1,074,374
(1) The maturities for this type of guarantee run through 2037.  National Rural has guaranteed debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities. National Rural has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due.  National Rural has debt service reserve funds in the amount of $55 million at February 29, 2008 and May 31, 2007 on deposit with the bond trustee that can only be used for the purpose of covering any deficiencies in the bond principal, premium or interest payments.  The member systems have agreed to make up deficiencies in the debt service reserve funds for certain of these issues of bonds.  In the event of default by a system for non-payment of debt service, National Rural is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue.  The system is required to repay, on demand, any amount advanced by National Rural and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.
Of the amounts shown above, $261 million and $277 million as of February 29, 2008 and May 31, 2007, respectively, are adjustable or floating/fixed rate bonds that may be converted to a fixed rate as specified in the indenture for each bond offering.  During the variable rate period (including at the time of conversion to a fixed rate), National Rural has unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other purchasers.  National Rural's maximum potential exposure includes guaranteed principal and interest related to the bonds.  In addition to these tax-exempt bonds, National Rural was the guarantor, but not liquidity provider, for $224 million of tax-exempt bonds that were in the auction rate mode at February 29, 2008 and May 31, 2007.  National Rural is unable to determine the maximum amount of interest that it could be required to pay related to the adjustable, floating and auction rate bonds.  As of February 29, 2008, National Rural's maximum potential exposure for the $15 million of fixed rate tax-exempt bonds is $22 million.  Many of these bonds have a call provision that in the event of a default would allow National Rural to trigger the call provision.  This would limit National Rural's exposure to future interest payments on these bonds.  National Rural's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues.  However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse National Rural for any guarantee payments will be treated as a long-term loan.
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
(3) The maturities for this type of guarantee run through 2017.  Additionally, letters of credit totaling $6 million at February 29, 2008 have a term of one year and automatically extend for a period of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit).  The Company issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time.  Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued.  In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw.  Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date.  The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees.  As of February 29, 2008, the Company's maximum potential exposure is $381 million, of which $239 million is secured.  When taking into consideration reimbursement obligation agreements that National Rural has in place with other lenders, National Rural's maximum potential exposure related to $49 million of letters of credit would be reduced to $14 million in the event of default.  Security provisions include a mortgage lien on substantially all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table, under master letter of credit facilities, the Company may be required to issue up to an additional $402 million in letters of credit to third parties for the benefit of its members at February 29, 2008.  At May 31, 2007, this amount was $339 million.
(4) The maturities for this type of guarantee run through 2025.  National Rural provides other guarantees for its members.  In the event of default by a system for non-payment of the obligation, National Rural must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation.  Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover National Rural's general and administrative expenses, a provision for losses and a reasonable margin.  The member is required to repay any amount advanced by National Rural and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.  Of National Rural's maximum potential exposure for guaranteed principal and interest totaling $80 million at February 29, 2008, $3 million is secured by a mortgage lien on all of the system's assets and future revenues and the remaining $77 million is unsecured.

National Rural uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

At February 29, 2008 and May 31, 2007, National Rural had a total of $219 million and $221 million of guarantees, respectively, representing 21% of total guarantees at each date under which its right of recovery from its members was not secured.

(13)           Restructured /Non-performing Loans and Contingencies

The Company had the following loans outstanding classified as non-performing and restructured:

(in thousands)	February 29, 2008	May 31, 2007	February 28, 2007
Non-performing loans	$504,375	$501,864	$541,510
Restructured loans	584,495	603,305	609,570
Total	$1,088,870	$1,105,169	$1,151,080

(a) At February 29, 2008, May 31, 2007 and February 28, 2007, all loans classified as non-performing were on non-accrual status with respect to the recognition of interest income.  At February 29, 2008 and May 31, 2007, $526 million and $545 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income.  At February 28, 2007, there were $551 million of restructured loans on non-accrual status.  A total of $1 million and $3 million of interest income was accrued on restructured loans during the three and nine months, respectively, ended February 29, 2008 and February 28, 2007.

Interest income was reduced as follows as a result of holding loans on non-accrual status:

	Three months ended		Nine months ended
(in thousands)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Non-performing loans	$8,166	$10,297	$25,893	$31,200
Restructured loans	8,168	9,828	26,479	29,640
Total	$16,334	$20,125	$52,372	$60,840

(b) The Company classified $1,083 million and $1,099 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at February 29, 2008 and May 31, 2007, respectively.  The Company reserved $317 million and $397 million of the loan loss allowance for such impaired loans at February 29, 2008 and May 31, 2007, respectively.  The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.  Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance.  The Company accrued a total of $1 million and $3 million of interest income on impaired loans for the three and nine months ended February 29, 2008, respectively.  The Company accrued a total of $1 million and $3 million of interest income on impaired loans for the three and nine months ended February 28, 2007, respectively.  The average recorded investment in impaired loans for the nine months ended February 29, 2008 and February 28, 2007 was $1,088 million and $1,150 million, respectively.

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

(c) At February 29, 2008 and May 31, 2007, National Rural had a total of $526 million and $545 million, respectively, of restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers.  All restructured loans have been on non-accrual status since January 1, 2001.  In addition, a total of $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at both February 29, 2008 and May 31, 2007.  Total loans to CoServ at February 29, 2008 and May 31, 2007 represented 2.8% and 2.9% respectively, of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, National Rural restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to National Rural through December 2037.  As part of the restructuring, National Rural may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  When CoServ requests capital expenditure loans from National Rural, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to National Rural.  As of February 29, 2008, a total of $20 million was outstanding to CoServ under this loan facility.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.  National Rural has received no notice from CoServ that it intends to prepay the loan.

CoServ and National Rural have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  National Rural's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at February 29, 2008.

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

On December 26, 2007, the Company received $3 million, which is a share of the settlement proceeds from the VarTec estates’ litigation against certain former directors and officers.  At February 29, 2008, the Company had a receivable for $3 million, which has a payment priority from the bankruptcy estates; in addition, the Company will share in recoveries that are in excess of the amount required to repay the DIP financing and cover expenses of the estates.

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

As of February 29, 2008 and May 31, 2007, RTFC had $498 million and $493 million, respectively, in loans outstanding to ICC.  Loans outstanding to ICC continue to increase due to accrued legal costs associated with ongoing litigation to recover the outstanding loan balance.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to the Company since June 2005.

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

On September 21, 2007, the United States District Court for the Virgin Islands, Bankruptcy Division, in response to an involuntary petition filed by the Greenlight Entities, entered an order for relief under Chapter 11 of the United States Bankruptcy Code thereby placing ICC in its own bankruptcy proceeding.  In response to a motion by RTFC, the Bankruptcy Court ordered appointment of a Chapter 11 trustee on October 3, 2007.  Certain parties have moved for reconsideration of and/or appealed one or more orders of the Bankruptcy Court and have requested a stay pending ruling by the District Court.  RTFC believes both that the moving parties have no standing and that the motions to reconsider and appeal have no merit.  Pending the appeal, the Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries, and has begun to marshal RTFC collateral and other assets for disposition and eventual payment in respect of RTFC’s claims and the claims of other parties-in-interest.  On January 2, 2008, the Chapter 11 trustee of ICC filed a motion seeking authority to sell substantially all of ICC’s assets, including stock in ICC’s operating subsidiaries.  The Court has entered an order approving certain sale motions presented on February 1, 2008.

In response to a motion by the Greenlight Entities, joined by RTFC, the Bankruptcy Court converted Prosser’s individual Chapter 11 bankruptcy to a Chapter 7 liquidation on October 3, 2007.  Prosser has filed a notice of appeal of the conversion order.  RTFC believes that the appeal has no merit.  Pending the appeal, the Chapter 7 trustee has advised that he intends to marshal Prosser’s non-exempt assets for disposition and eventual payment in respect of creditor claims.  On December 3, 2007, the Chapter 7 trustee of Prosser’s estate filed a motion to approve sale procedures and for authority to sell Prosser’s controlling shares in the Virgin Islands Community Bank Corp.  The sale has closed, with net proceeds of approximately $2.2 million.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at February 29, 2008.

(f) Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama.  Pioneer had also invested in a propane gas operation, which it has sold.  Pioneer has experienced deterioration in its financial condition as a result of losses in the gas operation.  At February 29, 2008 and May 31, 2007, National Rural had a total of $52 million in loans outstanding to Pioneer.  Pioneer was current with respect to all debt service payments at February 29, 2008.  All loans to Pioneer remain on accrual status with respect to the recognition of interest income.  National Rural is the principal creditor to Pioneer.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at February 29, 2008.

(14)	Segment Information

The Company's consolidated financial statements include the financial results of National Rural, RTFC and NCSC.  Financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance.  The National Rural segment includes the consolidation of entities controlled by National Rural and created to hold foreclosed assets and effect loan securitization transactions and intercompany transaction elimination entries.  The segment presentation for the nine months ended February 29, 2008 and February 28, 2007 reflect the operating results of each of the three companies as a separate segment.

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

The following chart contains the consolidating statement of operations for the nine months ended February 29, 2008 and consolidating balance sheet information as of February 29, 2008.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$702,284	$69,152	$26,381	$797,817
Interest expense	(633,472)	(65,041)	(22,297)	(720,810)
Net interest income	68,812	4,111	4,084	77,007
Recovery of loan losses	47,777	-	123	47,900
Net interest income after recovery of loan losses	116,589	4,111	4,207	124,907

Non-interest income:
Rental and other income	604	-	466	1,070
Derivative cash settlements	30,572	-	(273)	30,299
Results of operations of foreclosed assets	6,217	-	-	6,217
Total non-interest income	37,393	-	193	37,586

Non-interest expense:
General and administrative expenses	(36,719)	(3,792)	(2,816)	(43,327)
Recovery of guarantee liability	4,300	-	-	4,300
Market adjustment on foreclosed assets	(5,840)	-	-	(5,840)
Derivative forward value	(155,395)	-	(17,883)	(173,278)
Loss on sale of loans	(676)	-	-	(676)
Total non-interest expense	(194,330)	(3,792)	(20,699)	(218,821)

(Loss) income prior to income taxes and minority
interest	(40,348)	319	(16,299)	(56,328)
Income taxes	-	(1)	6,187	6,186
Net (loss) income per segment reporting	$(40,348)	$318	$(10,112)	$(50,142)

Reconciliation of net loss:
Net loss per segment reporting				$(50,142)
Minority interest, net of income taxes				8,211
Net loss per consolidated statement of operations				$(41,931)

Assets:
Total loans	$16,516,740	$1,727,344	$417,128	$18,661,212
Deferred origination fees	4,227	-	-	4,227
Less: Allowance for loan losses	(496,891)	-	(369)	(497,260)
Loans to members, net	16,024,076	1,727,344	416,759	18,168,179
Other assets	849,970	193,518	48,011	1,091,499
Total assets	$16,874,046	$1,920,862	$464,770	$19,259,678

The following chart contains the consolidating statement of operations for the nine months ended February 28, 2007 and consolidating balance sheet information at February 28, 2007.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$685,758	$81,070	$22,978	$789,806
Interest expense	(656,005)	(76,110)	(19,921)	(752,036)
Net interest income	29,753	4,960	3,057	37,770

Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	29,753	4,960	3,057	37,770

Non-interest income:
Rental and other income	570	-	472	1,042
Derivative cash settlements	75,927	-	263	76,190
Results of operations of foreclosed assets	7,887	-	-	7,887
Total non-interest income	84,384	-	735	85,119

Non-interest expense:
General and administrative expenses	(30,698)	(4,007)	(2,438)	(37,143)
Provision for guarantee liability	(400)	-	-	(400)
Derivative forward value	(116,654)	-	(4,125)	(120,779)
Foreign currency adjustments	(15,413)	-	-	(15,413)
Loss on sale of loans	(1,550)	-	-	(1,550)
Total non-interest expense	(164,715)	(4,007)	(6,563)	(175,285)

(Loss) income prior to income taxes and minority interest	(50,578)	953	(2,771)	(52,396)
Income taxes	-	(479)	1,052	573
Net (loss) income per segment reporting	$(50,578)	$474	$(1,719)	$(51,823)

Reconciliation of net loss:
Net loss per segment reporting				$(51,823)
Minority interest				1,244
Net loss per consolidated statement of operations				$(50,579)

Assets:
Loans to members	$15,556,390	$1,929,552	$342,646	$17,828,588
Deferred origination fees	3,353	-	-	3,353
Less: Allowance for loan losses	(610,778)	-	(588)	(611,366)
Loans to members, net	14,948,965	1,929,552	342,058	17,220,575
Other assets	1,466,705	221,327	32,437	1,720,469
Total assets	$16,415,670	$2,150,879	$374,495	$18,941,044

The following chart contains the consolidating statement of operations for the three months ended February 29, 2008.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$236,494	$21,786	$8,296	$266,576
Interest expense	(206,308)	(20,490)	(6,670)	(233,468)
Net interest income	30,186	1,296	1,626	33,108

Recovery of loan losses	33,476	-	123	33,599

Net interest income after recovery of loan losses	63,662	1,296	1,749	66,707

Non-interest income:
Rental and other income	215	-	152	367
Derivative cash settlements	10,893	-	(430)	10,463
Results of operations of foreclosed assets	2,401	-	-	2,401
Total non-interest income	13,509	-	(278)	13,231

Non-interest expense:
General and administrative expenses	(12,865)	(1,413)	(982)	(15,260)
Recovery of guarantee liability	1,000	-	-	1,000
Market adjustment on foreclosed assets	(5,840)	-	-	(5,840)
Derivative forward value	(58,048)	-	(6,218)	(64,266)
Loss on whole loan sale	(158)	-	-	(158)
Total non-interest expense	(75,911)	(1,413)	(7,200)	(84,524)

Income (loss) prior to income taxes and minority interest	1,260	(117)	(5,729)	(4,586)
Income taxes	-	-	2,175	2,175
Net income (loss) per segment reporting	$1,260	$(117)	$(3,554)	$(2,411)

Reconciliation of net loss:
Net loss per segment reporting				$(2,411)
Minority interest				2,088
Net loss per consolidated statement of operations				$(323)

The following chart contains the consolidating statement of operations for the three months ended February 28, 2007.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$231,519	$25,668	$7,686	$264,873
Interest expense	(217,047)	(24,056)	(6,338)	(247,441)
Net interest income	14,472	1,612	1,348	17,432

Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	14,472	1,612	1,348	17,432

Non-interest income:
Rental and other income	263	-	154	417
Derivative cash settlements	44,371	-	71	44,442
Results of operations of foreclosed assets	1,896	-	-	1,896
Total non-interest income	46,530	-	225	46,755

Non-interest expense:
General and administrative expenses	(9,438)	(1,467)	(733)	(11,638)
Provision for guarantee liability	-	-	-	-
Derivative forward value	(3,264)	-	(925)	(4,189)
Foreign currency adjustments	1,886	-	-	1,886
Loss on sale of loans	(1,550)	-	-	(1,550)
Total non-interest expense	(12,366)	(1,467)	(1,658)	(15,491)

Income (loss) prior to income taxes and minority interest	48,636	145	(85)	48,696
Income taxes	-	(659)	32	(627)
Net income (loss) per segment reporting	$48,636	$(514)	$(53)	$48,069

Reconciliation of net income:
Net income per segment reporting				$48,069
Minority interest				566
Net income per consolidated statement of operations				$48,635

(15)           Subsequent Events

In March 2008, the Company sold to Farmer Mac $400 million of floating rate debt due in 2013 and secured by the pledge of National Rural distribution system mortgage notes.

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

Restatement
Subsequent to the issuance of the May 31, 2006 consolidated financial statements, the Company’s management identified an error in the recording of interest expense on foreign denominated debt and the cash settlement income from foreign currency exchange agreements, as well as the related accrued interest payable and accrued interest receivable.  The Company was using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the average spot foreign currency exchange rate during the income statement period to convert the interest expense on the foreign denominated debt and foreign exchange agreement income to U.S. dollars.  The Company was also using the agreed upon foreign exchange rate from the foreign currency exchange agreement rather than the spot foreign currency exchange rate at the end of the balance sheet period to convert the accrued interest payable and accrued interest receivable to U.S. dollars.  The interest expense on the foreign denominated debt and the cash settlement income from the foreign currency exchange agreement are equal and offsetting amounts, as the Company uses the amount received under the exchange agreement to pay the interest expense on the foreign denominated debt.  The amounts for the accrued interest payable and accrued interest receivable are also offsetting.  As a result of this error, interest expense and cash settlement income were understated by $3 million and $10 million for the three and nine months ended February 28, 2007, respectively.  The Company subtracts the net accrual from the last settlement date on its derivatives at each period end in the calculation of the related fair value, so the error in the calculation of the income receivable on the foreign exchange agreements also impacted the fair value of the derivatives recorded as a derivative asset.  Thus, this correction also impacts the change in the fair value of the derivatives reported in the derivative forward value line on the consolidated statement of operations.  The derivative forward value loss line was understated by $4 million and $11 million for the three and nine months ended February 28, 2007, respectively.  The net income line was overstated by $4 million for the three months ended February 28, 2007 and the net loss line was understated by $11 million for the nine months ended February 28, 2007.  There is no impact on cash flows from operating activities or the total change in cash in the consolidated statements of cash flows.

The Company has revised this Management’s Discussion and Analysis for the effects of the restatement.

Overview
In this report the Company will provide analysis on its results of operations, financial condition, liquidity and market risk.  The Company will also provide analysis of trends and significant transactions completed in the period covered by the report.

The Company provides financial products to its rural electric and telecommunications members at a low cost in relation to the financial performance and strength required to maintain strong credit ratings.  The Company's access to the capital markets at levels that allow it to keep cost to the members low is dependent on maintaining strong credit ratings.  See page 57 for detail on the current ratings for the Company's public debt.

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

For the nine months ended February 29, 2008, the Company reported a net loss of $42 million compared to a net loss of $51 million for the prior year period; thus, the TIER calculation for both periods results in a value below 1.00.  For the nine months ended February 29, 2008, the Company reported an adjusted net income of $123 million and adjusted TIER of 1.18, compared to an adjusted net income of $84 million and adjusted TIER of 1.12 for the prior year period.  The $39 million increase in the adjusted net income during the nine months ended February 29, 2008 was primarily due to the recovery of loan losses resulting from the decrease in calculated impairments due to lower variable rates and payments received on impaired loans.  We calculate adjusted net income by excluding the impact of derivatives and foreign currency adjustments and including minority interest.  We calculate adjusted TIER by using adjusted net income and including all derivative cash settlements in the interest expense.   See "Non-GAAP Financial Measures" for more information on the adjustments the Company makes to its financial results for the purposes of its own analysis and covenant compliance.

During the nine months ended February 29, 2008, the Company's earnings were impacted by the level of loans on non-accrual status.  Holding loans on non-accrual status resulted in a reduction of $52 million and $61 million to reported interest income for the nine months ended February 29, 2008 and 2007, respectively.  During fiscal year 2008, the Company expects the outstanding balance on the current loans on non-accrual status to decrease due to loan write-offs and principal repayments.  The Company wrote off $17 million related to VarTec Telecom, Inc. (“VarTec”) during the first quarter of fiscal year 2008.   In addition, it is expected that Denton County Electric Cooperative, Inc. d/b/a CoServ Electric (“CoServ”) will make scheduled quarterly payments totaling $25 million in fiscal year 2008, which will all be applied as a reduction to principal.

The reduction to the amount of loans on non-accrual status should result in an increase to the adjusted net interest income yield over the remainder of fiscal year 2008.  Changes to the Company's variable interest rates may mirror changes to the federal funds rate.  The calculated impairment on the Company's loans increases or decreases with the increases and decreases to the Company's variable interest rates.  Based on the current balance of impaired loans at February 29, 2008, an increase or decrease of 25 basis points to the Company's variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.  On April 1, 2008, National Rural lowered variable interest rates by 40 basis points which will result in a reduction of approximately $15 million to the calculated impairment on loans.

Financial Condition
At February 29, 2008, the Company's total loans outstanding increased by $533 million or 3% from May 31, 2007.  At February 29, 2008, National Rural loans outstanding increased by $711 million, RTFC loans outstanding decreased by $133 million, and NCSC loans outstanding decreased by $45 million compared to May 31, 2007.  National Rural loans outstanding increased due to net advances of $785 million offset by the sale of $74 million of National Rural distribution loans at par in loan securitization transactions during the nine months ended February 29, 2008.  National Rural expects to continue such loan sales on a periodic basis.  RUS recently suspended a low-interest lending program for rural electric cooperatives seeking federal assistance to build new coal-fired power plants.  The lack of RUS funding for new coal-fired power plants contributed to an increase in National Rural’s power supply loans at February 29, 2008.  See further discussion in “Results of Operations”.

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

During the nine months ended February 29, 2008, short-term debt increased by $2,012 million and long-term debt decreased by $1,562 million primarily due to an increase of $1,664 million to the amount of long-term debt that will mature in the next twelve months.  Holders of $2,140 million of the Company’s extendible debt elected not to extend the maturity during the nine months ended February 29, 2008.  As a result, $1,845 million of extendible debt was reclassified from long-term debt to short-term debt based on maturity dates ranging from August 2008 through February 2009.  The remaining $295 million of extendible debt will mature in fiscal year 2010.  Additionally, $500 million of secured notes payable was reclassified to short-term debt based on the July 2008 maturity of the debt.

The decrease in long-term debt was offset by the issuance of $700 million of 5.45% collateral trust bonds due 2018 in January 2008 and an additional $500 million borrowed under the Rural Economic Development Loan and Grant (“REDLG”) program in August 2007.

Total equity decreased $129 million from May 31, 2007 to February 29, 2008 due to the board authorized patronage capital retirement totaling $86 million and a net loss of $42 million for the nine months ended February 29, 2008.  Under GAAP, the Company's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements.  As a result, it is difficult to predict the future changes in the Company's reported GAAP equity due to the uncertainty of the movement in future interest rates.  In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 52, Foreign Currency Translation.

Liquidity
At February 29, 2008, the Company had $3,232 million of commercial paper, daily liquidity fund and bank bid notes and $3,207 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months.  Members held commercial paper (including the daily liquidity fund) which totaled $1,411 million or approximately 47% of the total commercial paper outstanding at February 29, 2008.  Commercial paper issued through dealers and bank bid notes totaled $1,680 million and represented 9% of total debt outstanding at February 29, 2008.  The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during the remainder of fiscal year 2008.  During the next twelve months, the Company plans to refinance the $3,207 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt.

National Rural uses member loan repayments, capital market debt issuance, private debt issuance, member investments, and net income to fund its operations.  In addition, the Company maintains both short-term and long-term bank lines in the form of revolving credit agreements with its bank group.  Members pay a small membership fee and are typically required to purchase subordinated certificates as a condition to receiving a long-term loan advance and as a condition of membership.  National Rural has a need for funding to make loan advances to its members, to make interest payments on its public and private debt and to make payments of principal on its maturing debt.  To facilitate open access to the capital markets, National Rural is a regular issuer of debt, maintains strong credit ratings and has shelf registration statements on file with the SEC.  The Company qualifies as a well-known seasoned issuer under SEC rules.

At February 29, 2008, the Company was the guarantor and liquidity provider for $261 million of tax-exempt bonds issued for its member cooperatives.  A total of $133 million of such tax-exempt bonds were in flexible and weekly mode, which reprice every seven to thirty-five days.  A total of $51 million of such tax-exempt bonds reprice semi-annually.  A total of $77 million of such bonds were in unit price mode and reprice approximately every 30 days.  National Rural has not been required to purchase any of the bonds in its role as liquidity provider.  In addition to these tax-exempt bonds, National Rural was the guarantor, but not liquidity provider, for $224 million of tax-exempt bonds that were in the auction rate mode.  National Rural has not been required to perform under the guarantee of its members’ tax-exempt bonds.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The statement is effective for fiscal years beginning after November 15, 2008.  The Company’s adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position or results of operations.

Results of Operations
Nine Months Ended February 29, 2008 versus February 28, 2007
The following chart presents the results of operations for the nine months ended February 29, 2008 versus February 28, 2007.

	For the nine months ended
(Dollar amounts in thousands)	February 29, 2008	February 28, 2007	Increase/ (Decrease)
Interest income	$797,817	$789,806	$8,011
Interest expense	(720,810)	(752,036)	31,226
Net interest income	77,007	37,770	39,237
Recovery of loan losses	47,900	-	47,900
Net interest income after recovery of loan losses	124,907	37,770	87,137
Non-interest income:
Rental and other income	1,070	1,042	28
Derivative cash settlements	30,299	76,190	(45,891)
Results of operations of foreclosed assets	6,217	7,887	(1,670)
Total non-interest income	37,586	85,119	(47,533)

Non-interest expense:
Salaries and employee benefits	(27,049)	(25,222)	(1,827)
Other general and administrative expenses	(16,278)	(11,921)	(4,357)
Recovery of guarantee liability	4,300	(400)	4,700
Market adjustment on foreclosed assets	(5,840)	-	(5,840)
Derivative forward value	(173,278)	(120,779)	(52,499)
Foreign currency adjustments	-	(15,413)	15,413
Loss on sale of loans	(676)	(1,550)	874
Total non-interest expense	(218,821)	(175,285)	(43,536)

Loss prior to income taxes and minority interest	(56,328)	(52,396)	(3,932)

Income taxes	6,186	573	5,613
Minority interest, net of income taxes	8,211	1,244	6,967
Net loss	$(41,931)	$(50,579)	$8,648

TIER (1)	-	-
Adjusted TIER (2)	1.18	1.12
(1) For the nine months ended February 29, 2008 and February 28, 2007, the Company reported a net loss of $42 million and $51 million, respectively; thus, the TIER calculation results in a value below 1.00.
(2) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net income, to include minority interest in net income and to include all derivative cash settlements in the interest expense.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the nine months ended
	February 29, 2008	February 28, 2007	Increase/ (Decrease)
Interest income	5.82%	5.79%	0.03%
Interest expense	(5.26)%	(5.51)%	0.25%
Net interest income	0.56%	0.28%	0.28%
Recovery of loan losses	0.35%	-	0.35%
Net interest income after recovery of loan losses	0.91%	0.28%	0.63%

Non-interest income:
Rental and other income	0.01%	0.01%	-
Derivative cash settlements	0.22%	0.55%	(0.33)%
Results of operations of foreclosed assets	0.04%	0.06%	(0.02)%
Total non-interest income	0.27%	0.62%	(0.35)%

Non-interest expense:
Salaries and employee benefits	(0.20)%	(0.18)%	(0.02)%
Other general and administrative expenses	(0.12)%	(0.09)%	(0.03)%
Recovery of guarantee liability	0.03%	-	0.03%
Market adjustment on foreclosed assets	(0.04)%	-	(0.04)%
Derivative forward value	(1.26)%	(0.89)%	(0.37)%
Foreign currency adjustments	-	(0.12)%	0.12%
Loss on sale of loans	-	(0.01)%	0.01%
Total non-interest expense	(1.59)%	(1.29)%	(0.30)%
Loss prior to income taxes and minority interest	(0.41)%	(0.39)%	(0.02)%
Income taxes	0.04%	0.01%	0.03%
Minority interest, net of income taxes	0.06%	0.01%	0.05%
Net loss	(0.31)%	(0.37)%	0.06%

Adjusted net interest income (1)	0.78%	0.83%	(0.05)%
Adjusted loss prior to income taxes and minority interest (2)	0.85%	0.62%	0.23%

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

Volume Rate Variance Table
(Dollar amounts in millions)

For the nine months ended
February 29, 2008				February 28, 2007			Change due to
Average Loan Balance		Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income
National Rural	$15,991	$702	5.85%	$15,832	$686	5.79%	$9	$7	$16
RTFC	1,810	69	5.09%	2,018	81	5.37%	(8)	(4)	(12)
NCSC	453	27	7.75%	385	23	7.97%	4	-	4
Total	$18,254	$798	5.82%	$18,235	$790	5.79%	$5	$3	$8

Interest expense
National Rural	$15,991	$(633)	(5.28)%	$15,832	$(656)	(5.54)%	$(9)	$32	$23
RTFC	1,810	(65)	(4.79)%	2,018	(76)	(5.04)%	8	3	11
NCSC	453	(23)	(6.55)%	385	(20)	(6.91)%	(4)	1	(3)
Total	$18,254	$(721)	(5.26)%	$18,235	$(752)	(5.51)%	$(5)	$36	$31

Net interest income
National Rural	$15,991	$69	0.57%	$15,832	$30	0.25%	$-	$39	$39
RTFC	1,810	4	0.30%	2,018	5	0.33%	-	(1)	(1)
NCSC	453	4	1.20%	385	3	1.06%	-	1	1
Total	$18,254	$77	0.56%	$18,235	$38	0.28%	$-	$39	$39

Derivative cash settlements (3)
National Rural	$12,888	$30	0.31%	$12,635	$76	0.80%	$1	$(47)	$(46)
NCSC	206	-	-	93	-	-	1	(1)	-
Total	$13,094	$30	0.31%	$12,728	$76	0.80%	$2	$(48)	$(46)

Adjusted interest expense (4)
Total	$18,254	$(691)	(5.04)%	$18,235	$(676)	(4.96)%	$(3)	$(12)	$(15)

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

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the chart above is summarized as follows by income type and as a percentage of average loans outstanding:

	For the nine months ended
	February 29, 2008		February 28, 2007
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed rate loans (1)	$649,860		$619,889		$29,971
Interest on long-term variable rate loans (1)	68,024		90,199		(22,175)
Interest on short-term loans (1)	59,816		53,691		6,125
Total interest income on loans	777,700	5.67%	763,779	5.60%	13,921
Interest on investments (2)	6,668	0.05%	6,075	0.04%	593
Conversion fees (3)	5,096	0.04%	7,366	0.06%	(2,270)
Make-whole and prepayment fees (4)	2,287	0.02%	4,193	0.03%	(1,906)
Commitment and guarantee fees (5)	3,742	0.03%	7,127	0.05%	(3,385)
Other fees	2,324	0.01%	1,266	0.01%	1,058
Total interest income	$797,817	5.82%	$789,806	5.79%	$8,011

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

The $8 million or 1% increase to the total interest income for the nine months ended February 29, 2008 as compared to the prior year period was due to the repricing of fixed rate loans at higher interest rates and higher loan volume.  Interest rates for approximately $846 million of National Rural long-term fixed rate loans were repriced in January 2007 with 89% selecting a new fixed rate.  The weighted average interest rate of long-term loans subject to repricing in January 2007 was approximately 4.72%, which is significantly lower than the National Rural fixed interest rates available to members at that time of between 6.95% and 7.30% (depending on the term selected).  The repricing of long-term fixed rate loans in January 2008 also had a slight impact on the interest income for the nine months ended February 29, 2008.  Interest rates for approximately $703 million of National Rural long-term fixed rate loans were repriced in January 2008 with 85% selecting a new fixed rate.  The weighted average interest rate of long-term loans subject to repricing in January 2008 was approximately 5.37%, which is lower than the National Rural fixed interest rates available to members at that time of between 5.65% and 7.25% (depending on the term selected).  The increase in National Rural and NCSC loan volume was partly offset by the decrease in RTFC loan volume.

For the nine months ended February 29, 2008, the Company had a reduction to interest income of $52 million due to non-accrual loans compared to a reduction of $61 million for the prior year period.  The impact on National Rural interest income of non-accrual loans was a reduction of $26 million and $30 million, respectively, for the nine months ended February 29, 2008 and February 28, 2007.  The impact on RTFC interest income of non-accrual loans was a reduction of $26 million and $31 million, respectively, for the nine months ended February 29, 2008 and February 28, 2007.  The impact of non-accrual loans on interest income is included in the rate variance in the chart above.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the chart above is summarized as follows by expense type and as a percentage of average loans outstanding:

	For the nine months ended
	February 29, 2008		February 28, 2007
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense - commercial paper and bid notes (1)	$102,117		$134,760		$(32,643)
Interest expense - medium-term notes (1)	249,422		282,050		(32,628)
Interest expense - collateral trust bonds (1)	189,968		156,629		33,339
Interest expense - subordinated deferrable debt (1)	14,747		24,936		(10,189)
Interest expense - subordinated certificates (1)	36,451		35,671		780
Interest expense - long-term private debt (1)	100,102		89,484		10,618
Total interest expense on debt	692,807	5.05%	723,530	5.30%	(30,723)
Debt issuance costs (2)	7,625	0.06%	9,332	0.07%	(1,707)
Commitment and guarantee fees (3)	13,277	0.10%	11,981	0.09%	1,296
Loss on extinguishment of debt (4)	5,509	0.04%	4,806	0.03%	703
Other fees	1,592	0.01%	2,387	0.02%	(795)
Total interest expense	$720,810	5.26%	$752,036	5.51%	$(31,226)
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

The $31 million decrease to total interest expense for the nine months ended February 29, 2008 as compared to the prior year period was due to lower interest expense on commercial paper and variable rate long-term debt as a result of a 225 basis point decrease in the federal funds rate from the rate in effect at February 28, 2007.  The $500 million borrowed under the REDLG program in August 2007 represents a lower cost compared to the Company's other forms of long-term debt as a result of the guarantee of repayment by the RUS.  In addition, the $175 million of 7.40% subordinated deferrable debt redeemed in June

2007 resulted in a 39 basis point decrease in the weighted average cost of subordinated deferrable debt.  The Company redeemed these securities at par and recorded a charge of $6 million in interest expense for the unamortized issuance costs in the first quarter of fiscal year 2008.

The adjusted interest expense, which includes all derivative cash settlements, for the nine months ended February 29, 2008 increased by $15 million compared to the prior year period due to the $31 million decrease to interest expense noted above offset by the $46 million decrease in derivative cash settlements described below.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income
The change in the line items described above resulted in an increase in net interest income of $39 million for the nine months ended February 29, 2008 compared to the prior year period.  The adjusted net interest income, which includes all derivative cash settlements, for the nine months ended February 29, 2008 was $107 million, a decrease of $7 million from the prior year period.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense, and therefore net interest income.

Recovery of Loan Losses
The $48 million recovery for loan losses for the nine months ended February 29, 2008 resulted from the decrease in calculated impairments due to lower variable rates and payments received on impaired loans.

Non-interest Income
Non-interest income decreased by $48 million for the nine months ended February 29, 2008 compared to the prior year period primarily due to decreases in cash settlements and income from the operations of foreclosed assets.  The $46 million decrease in cash settlements for the nine months ended February 29, 2008 compared to the prior year period is primarily due to a $31 million payment received during the prior year period for the termination of two exchange agreements.  Income from the operation of foreclosed assets decreased by $2 million for the nine months ended February 29, 2008 compared to the prior year period due to a lower outstanding balance in foreclosed assets.  At February 29, 2008, the foreclosed assets are comprised of real estate developer notes receivable and limited partnership interests in certain real estate developments.

Non-interest Expense
Non-interest expense increased by $44 million for the nine months ended February 29, 2008 compared to the prior year period.

Salaries and employee benefits increased by $2 million for the nine months ended February 29, 2008 as compared to the prior year period primarily due to additional headcount and higher medical insurance rates paid by the Company.  The Company had eight additional employee positions filled at February 29, 2008 as compared to the prior year period end.

General and administrative expenses increased by $4 million for the nine months ended February 29, 2008 compared to the prior year period because of the increased expenditures for the acceleration of information systems projects and the write-off of site work expenses on property the Company had under contract, but the seller was unable to meet the conditions to close the sale.  Increased membership meeting expenses, marketing and audit fees also contributed to the increased general and administrative expenses for the nine months ended February 29, 2008.

The $4 million recovery of guarantee liability was the result of a decrease in the outstanding balance, weighted average maturity and weighted average risk rating of guarantees outstanding.

At February 29, 2008, the Company determined that there was a reduction of $6 million to the market value of one of the land development loans held as a foreclosed asset.  The reduction to the market value was primarily as a result of the slow down in lot sales due to residential home market weakness.

The $52 million increase in the derivative forward value during the nine months ended February 29, 2008 compared to the prior year period is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts.

There was no foreign denominated debt outstanding during the nine months ended February 29, 2008, therefore resulting in no foreign currency adjustments compared to $15 million in the prior year period.  During the nine months ended February 28, 2007, the Company had medium-term notes denominated in Euros and Australian dollars totaling $434 million and $282 million, respectively.  As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance.  To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt is reported on the consolidated statements of operations as foreign currency adjustments.  At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity.

Minority Interest
During the nine months ended February 29, 2008, NCSC’s net loss exceeded its equity balance by $1.6 million, primarily due to NCSC’s $18 million in derivative forward value losses during the period.  In accordance with Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, National Rural is required to absorb the $1.6 million excess NCSC loss.  Minority interest for the nine months ended February 29, 2008 represents $0.3 million of year-to-date RTFC net income and $8.6 million of the $10.1 million year-to-date NCSC net loss.  Minority interest for the nine months ended February 28, 2007 represents the total year-to-date RTFC and NCSC net income since NCSC losses did not exceed its equity during that period.

Net Loss
The change in the line items described above result in a net loss of $42 million for the nine months ended February 29, 2008 compared to a net loss of $51 million for the prior year period.  The adjusted net income, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $123 million, compared to $84 million for the prior year period.  See “Non-GAAP Financial Measures” for the further explanation of the adjustments the Company makes in its financial analysis to net income.

Three Months Ended February 29, 2008 versus February 28, 2007
The following chart presents the results of operations for the three months ended February 29, 2008 versus February 28, 2007.

	For the three months ended
(Dollar amounts in thousands)	February 29, 2008	February 28, 2007	Increase/ (Decrease)
Interest income	$266,576	$264,873	$1,703
Interest expense	(233,468)	(247,441)	13,973
Net interest income	33,108	17,432	15,676
Recovery of loan losses	33,599	-	33,599
Net interest income after recovery of loan losses	66,707	17,432	49,275

Non-interest income:
Rental and other income	367	417	(50)
Derivative cash settlements	10,463	44,442	(33,979)
Results of operations of foreclosed assets	2,401	1,896	505
Total non-interest income	13,231	46,755	(33,524)

Non-interest expense:
Salaries and employee benefits	(9,398)	(8,461)	(937)
Other general and administrative expenses	(5,862)	(3,177)	(2,685)
Recovery of (provision for) guarantee liability	1,000	-	1,000
Market adjustment on foreclosed assets	(5,840)	-	(5,840)
Derivative forward value	(64,266)	(4,189)	(60,077)
Foreign currency adjustments	-	1,886	(1,886)
Loss on sale of loans	(158)	(1,550)	1,392
Total non-interest expense	(84,524)	(15,491)	(69,033)

Loss prior to income taxes and minority interest	(4,586)	48,696	(53,282)

Income taxes	2,175	(627)	2,802
Minority interest, net of income taxes	2,088	566	1,522
Net (loss) income	$(323)	$48,635	$(48,958)

TIER (1)	-	1.20
Adjusted TIER (2)	1.28	1.25
(1) For the three months ended February 29, 2008, the Company reported a loss of $0.3 million; thus, the TIER calculation results in a value below 1.00.
(2) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net income, to include minority interest in net income and to include all derivative cash settlements in the interest expense.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The following chart summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the three months ended
	February 29, 2008	February 28, 2007	Increase/ (Decrease)
Interest income	5.77%	5.94%	(0.17)%
Interest expense	(5.05)%	(5.55)%	0.50%
Net interest income	0.72%	0.39%	0.33%
Recovery of loan losses	0.73%	-	0.73%
Net interest income after recovery of loan losses	1.45%	0.39%	1.06%

Non-interest income:
Rental and other income	0.01%	-	0.01%
Derivative cash settlements	0.22%	1.00%	(0.78)%
Results of operations of foreclosed assets	0.05%	0.05%	-
Total non-interest income	0.28%	1.05%	(0.77)%

Non-interest expense:
Salaries and employee benefits	(0.20)%	(0.18)%	(0.02)%
Other general and administrative expenses	(0.13)%	(0.07)%	(0.06)%
Recovery of (provision for) guarantee liability	0.02%	-	0.02%
Market adjustment on foreclosed assets	(0.13)%	-	(0.13)%
Derivative forward value	(1.39)%	(0.10)%	(1.29)%
Foreign currency adjustments	-	0.04%	(0.04)%
Loss on sale of loans	-	(0.04)%	0.04%
Total non-interest expense	(1.83)%	(0.35)%	(1.48)%
(Loss) income prior to income taxes and minority interest	(0.10)%	1.09%	(1.19)%

Income taxes	0.05%	-	0.05%
Minority interest, net of income taxes	0.04%	-	0.04%
Net (loss) income	(0.01)%	1.09%	(1.10)%

Adjusted net interest income (1)	0.94%	1.39%	(0.45)%
Adjusted income prior to income taxes and minority interest (2)	1.29%	1.15%	0.14%
(1) Adjusted to include derivative cash settlements in the interest expense.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.
(2) Adjusted to exclude derivative forward value and foreign currency adjustments.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

National Rural’s net interest income will increase or decrease due to changes in loan volume and the rate that it receives on its loans and pays on its sources of funding, respectively. National Rural’s loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to interest income, interest expense and net interest income due to changes in loan volume versus changes to interest rates. The analysis is consistent with the
February 29, 2008 and February 28, 2007 consolidated statements of operations.  For comparability purposes, average daily loan volume is used as the denominator in calculating interest income yield, interest expense rates and net interest income yield.

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

Volume Rate Variance Table
(Dollar amounts in millions)

	For the three months ended
	February 29, 2008			February 28, 2007			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income
National Rural	$16,339	$236	5.81%	$15,754	$232	5.96%	$10	$(6)	$4
RTFC	1,769	22	4.94%	1,966	26	5.29%	(2)	(2)	(4)
NCSC	435	9	7.65%	360	7	8.67%	2	-	2
Total	$18,543	$267	5.77%	$18,080	$265	5.94%	$10	$(8)	$2

Interest expense
National Rural	$16,339	$(206)	(5.06)%	$15,754	$(217)	(5.59)%	$(10)	$21	$11
RTFC	1,769	(20)	(4.65)%	1,966	(24)	(4.96)%	2	2	4
NCSC	435	(7)	(6.15)%	360	(6)	(7.15)%	(2)	1	(1)
Total	$18,543	$(233)	(5.05)%	$18,080	$(247)	(5.55)%	$(10)	$24	$14

Net interest income
National Rural	$16,339	$30	0.75%	$15,754	$15	0.37%	$-	$15	$15
RTFC	1,769	2	0.29%	1,966	2	0.33%	-	-	-
NCSC	435	2	1.50%	360	1	1.52%	-	1	1
Total	$18,543	$34	0.72%	$18,080	$18	0.39%	$-	$16	$16

Derivative cash settlements (3)
National Rural	$13,094	$10	0.32%	$12,636	$44	1.42%	$2	$(36)	$(34)
NCSC	201	-	-	89	-	-	-	-	-
Total	$13,295	$10	0.32%	$12,725	$44	1.42%	$2	$(36)	$(34)

Adjusted interest expense (4)
Total	$18,543	$(223)	(4.83)%	$18,080	$(203)	(4.55)%	$(8)	$(12)	$(20)

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

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the chart above includes the following as a percentage of average loans outstanding:

	For the three months ended
	February 29, 2008		February 28, 2007		Increase/
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	(Decrease)
Interest on long-term fixed rate loans (1)	$220,117		$208,262		$11,855
Interest on long-term variable rate loans (1)	20,785		28,028		(7,243)
Interest on short-term loans (1)	20,224		17,761		2,463
Total interest income on loans	261,126	5.65%	254,051	5.70%	7,075
Interest on investments (2)	1,832	0.04%	2,626	0.07%	(794)
Conversion fees (3)	1,587	0.04%	2,412	0.04%	(825)
Make-whole and prepayment fees (4)	533	0.01%	3,368	0.07%	(2,835)
Commitment and guarantee fees (5)	822	0.02%	1,658	0.04%	(836)
Other fees	676	0.01%	758	0.02%	(82)
Total interest income	$266,576	5.77%	$264,873	5.94%	$1,703

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

The $2 million or 1% increase to the total interest income for the quarter ended February 29, 2008 as compared to the prior year period was due to higher loan volume and fixed rate loans that repriced at higher interest rates offset by lower variable rates.  Interest rates for approximately $703 million of National Rural long-term fixed rate loans were repriced in January 2008 with 85% selecting a new fixed rate.  The weighted average interest rate of long-term loans subject to repricing in January 2008 was approximately 5.37%, which is lower than the National Rural fixed interest rates available to members at that time of between 5.65% and 7.25% (depending on the term selected).  Lower variable rates were the result of the Company decreasing variable interest rates by approximately 200 basis points since February 28, 2007, of which 125 basis points occurred during the three months ended February 29, 2008.

For the quarter ended February 29, 2008, the Company had a reduction to interest income of $16 million due to non-accrual loans compared to a decrease of $20 million for the prior year period.  The impact on National Rural’s interest income of non-accrual loans was a reduction of $8 million for the quarter ended February 29, 2008 as compared to $10 million for the prior year period.  The impact of non-accrual loans on interest income is included in the rate variance in the chart above.  The $4 million decrease in RTFC interest income was due to the reduction in the balance of RTFC loans outstanding.  The impact on RTFC interest income of non-accrual loans was a reduction of $8 million and $10 million, respectively for the quarter ended February 29, 2008 and February 28, 2007.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the chart above includes the following as a percentage of average loans outstanding:

	For the three months ended
	February 29, 2008		February 28, 2007		Increase/
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	(Decrease)
Interest expense - commercial paper and bid notes (1)	$30,639		$38,758		$(8,119)
Interest expense - medium-term notes (1)	82,555		93,876		(11,321)
Interest expense - collateral trust bonds (1)	61,213		56,069		5,144
Interest expense - subordinated deferrable debt (1)	4,916		8,153		(3,237)
Interest expense - subordinated certificates (1)	12,297		11,755		542
Interest expense - long-term private debt (1)	34,359		29,180		5,179
Total interest expense on debt	225,979	4.89%	237,791	5.33%	(11,812)
Debt issuance costs (2)	2,328	0.05%	5,230	0.12%	(2,902)
Commitment and guarantee fees (3)	4,602	0.10%	3,967	0.09%	635
Other fees	559	0.01%	453	0.01%	106
Total interest expense	$233,468	5.05%	$247,441	5.55%	$(13,973)
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

The $14 million decrease to total interest expense for the three months ended February 29, 2008 as compared to the prior year period was primarily due to lower interest expense on commercial paper and variable rate long-term debt as result of a 225 basis point decrease in the federal funds rate from the rate in effect at February 28, 2007.

The adjusted total interest expense, which includes all derivative cash settlements, for the quarter ended February 29, 2008 increased by $20 million compared to the prior year period due to the $14 million decrease to interest expense noted above offset by the $34 million decrease in derivative cash settlements described below.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income
The change in the line items described above resulted in an increase in net interest income of $16 million for the quarter ended February 29, 2008 compared to the prior year period.  The adjusted net interest income, which includes all derivative cash settlements, for the quarter ended February 29, 2008 was $43 million, a decrease of $19 million from the prior year period.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense, and therefore net interest income.

Recovery of Loan Losses
The $34 million recovery for loan losses for the quarter ended February 29, 2008 resulted from the decrease in calculated impairments due to lower variable rates and payments received on impaired loans.

Non-interest Income
Non-interest income decreased by $34 million for the quarter ended February 29, 2008 compared to the prior year period due primarily to a decrease in cash settlements.  The $34 million decrease in derivative cash settlements for the quarter ended February 29, 2008 is due to a $31 million payment received during the prior year period for the termination of two exchange agreements.

Non-interest Expense
Non-interest expense increased by $69 million for the quarter ended February 29, 2008 compared to the prior year period.

At February 29, 2008, the Company determined that there was a reduction of $6 million to the market value of one of the land development loans held as a foreclosed asset.  The reduction to the market value was primarily as a result of the slow down in lot sales due to residential home market weakness.

The $60 million increase in the derivative forward value expense during the quarter ended February 29, 2008 compared to the prior year period is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts.

There was no foreign denominated debt outstanding during the quarter ended February 29, 2008, therefore resulting in no foreign currency adjustments compared to $2 million in the prior year period.  During the quarter ended February 28, 2007, the Company had medium-term notes denominated in Euros totaling $434 million.  As a result of issuing debt in foreign currencies, the Company must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance.  To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt is reported on the consolidated statements of operations as foreign currency adjustments.  At the time of issuance of all foreign denominated debt, the Company enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity.

Minority Interest
During the three months ended February 29, 2008, NCSC’s net loss exceeded its equity balance by $1.6 million, primarily due to NCSC’s $6 million in derivative forward value losses during the period.  In accordance with ARB 51, National Rural is required to absorb the $1.6 million excess NCSC loss.  Minority interest for the three months ended February 29, 2008 represents $0.1 million of RTFC net loss and $2 million of the $3.6 million NCSC net loss for the period.  Minority interest for the three months ended February 28, 2007 represents the total year-to-date RTFC and NCSC net income since NCSC losses did not exceed its equity during that period.

Net (Loss) Income
The change in the line items described above resulted in a net loss of $0.3 million for the quarter ended February 29, 2008 compared to net income of $49 million for the prior year period.  The adjusted net income, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $62 million compared to $50 million for the prior year period.  See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net income.

Ratio of Earnings to Fixed Charges
The following chart provides the calculation of the ratio of earnings to fixed charges for the three and nine months ended February 29, 2008 and February 28, 2007.  The ratio of earnings to fixed charges is the same calculation as TIER.  See “Results of Operations” for discussion on TIER and adjustments that the Company makes to the TIER calculation.

	Three months ended		Nine months ended
(Dollar amounts in thousands)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
(Loss) income prior to cumulative effect of
change in accounting principle	$(323)	$48,635	$(41,931)	$(50,579)
Add: fixed charges	233,468	247,441	720,810	752,036

Earnings available for fixed charges	$233,145	$296,076	$678,879	$701,457

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$233,468	$247,441	$720,810	$752,036
Ratio of earnings to fixed charges (1)	-	1.20	-	-
(1) For the three and nine months ended February 29, 2008, earnings were insufficient to cover fixed charges by $0.3 million and $42 million, respectively.  For the nine months ended February 28, 2007, earnings were insufficient to cover fixed charges by $51 million.

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

The following chart summarizes loans by type and by segment:
					Increase/
(Dollar amounts in thousands)	February 29, 2008		May 31, 2007		(Decrease)
Loans by type:
Long-term loans (1):
Long-term fixed rate loans	$15,066,178	81%	$14,881,046	82%	$185,132
Long-term variable rate loans	2,014,221	11%	2,031,731	11%	(17,510)
Total long-term loans	17,080,399	92%	16,912,777	93%	167,622
Short-term loans (2)	1,580,813	8%	1,215,430	7%	365,383
Total loans	$18,661,212	100%	$18,128,207	100%	$533,005

National Rural:
Distribution	$13,213,526	71%	$12,827,772	71%	$385,754
Power supply	3,198,956	17%	2,858,040	16%	340,916
Statewide and associate	104,258	1%	119,478	1%	(15,220)
National Rural total	16,516,740	89%	15,805,290	88%	711,450
RTFC	1,727,344	9%	1,860,379	10%	(133,035)
NCSC	417,128	2%	462,538	2%	(45,410)
Total loans	$18,661,212	100%	$18,128,207	100%	$533,005

(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured short-term loans that are subject to interest rate adjustment monthly or semi-monthly.

The Company's loans outstanding increased by 3% during the nine months ended February 29, 2008. National Rural loans outstanding increased due to net advances of $785 million offset by the sale of $74 million of National Rural distribution loans in loan securitization transactions during the nine months ended February 29, 2008.  Long-term fixed rate loans at February 29, 2008 and May 31, 2007 represented 88% of total long-term loans.  Loans converting from a variable rate to a fixed rate for the nine months ended February 29, 2008 totaled $251 million, which was offset by $223 million of loans that converted from a fixed rate to a variable rate.  This resulted in a net conversion of $28 million from a variable rate to a fixed rate for the nine months ended February 29, 2008.  For the nine months ended February 28, 2007 loans converting from a variable rate to a fixed rate totaled $288 million, which was offset by $165 million of loans that converted from a fixed rate to a variable rate.  This resulted in a net conversion of $123 million from a variable rate to a fixed rate for the nine months ended February 28, 2007.

The following chart summarizes loans and guarantees outstanding by segment:

(Dollar amounts in thousands)	February 29, 2008		May 31, 2007		Increase/ (Decrease)
National Rural:
Distribution	$13,417,117	68%	$13,039,092	68%	$378,025
Power supply	3,962,182	20%	3,655,049	19%	307,133
Statewide and associate	127,913	1%	144,837	1%	(16,924)
National Rural Total	17,507,212	89%	16,838,978	88%	668,234
RTFC	1,727,604	9%	1,860,379	10%	(132,775)
NCSC	485,245	2%	503,224	2%	(17,979)
Total	$19,720,061	100%	$19,202,581	100%	$517,480

The following table summarizes the RTFC segment loans and guarantees outstanding:

(Dollar amounts in thousands)	February 29, 2008		May 31, 2007		Increase/ (Decrease)
Rural local exchange carriers	$1,521,369	88%	$1,630,246	88%	$(108,877)
Cable television providers	153,840	9%	154,738	8%	(898)
Fiber optic network providers	16,772	1%	37,422	2%	(20,650)
Competitive local exchange carriers	27,596	2%	21,039	1%	6,557
Wireless providers	3,922	-	3,609	-	313
Long distance carriers	-	-	9,069	1%	(9,069)
Other	4,105	-	4,256	-	(151)
Total	$1,727,604	100%	$1,860,379	100%	$(132,775)

The Company's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories.  At February 29, 2008 and May 31, 2007, loans outstanding to members in any one state or territory did not exceed 16% and 15%, respectively, of total loans outstanding.

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

At February 29, 2008 and May 31, 2007, the total exposure outstanding to any one borrower or controlled group did not exceed 2.9% and 3.0%, respectively, of total loans and guarantees outstanding.  At February 29, 2008, the ten largest borrowers included four distribution systems, four power supply systems and two telecommunications systems.  At May 31, 2007, the ten largest borrowers included six distribution systems, two power supply systems and two telecommunication systems.

The following chart shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment:

	February 29, 2008		May 31, 2007		Increase/ (Decrease)
(Dollar amounts in thousands)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$3,370,729		$3,306,986		$63,743
Guarantees	163,940		76,867		87,073
Total credit exposure to ten largest borrowers	$3,534,669	18%	$3,383,853	18%	$150,816

Total by segment:
National Rural	$2,810,864		$2,691,060		$119,804
RTFC	697,505		692,793		4,712
NCSC	26,300		-		26,300
Total credit exposure to ten largest borrowers	$3,534,669	18%	$3,383,853	18%	$150,816

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

The following table summarizes the Company's unsecured credit exposure as a percentage of total exposure by type and by segment:

	February 29, 2008		May 31, 2007		Increase/ (Decrease)
(Dollar amounts in thousands)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$1,977,315		$1,634,296		$343,019
Guarantees	219,436		220,983		(1,547)
Total unsecured credit exposure	$2,196,751	11%	$1,855,279	10%	$341,472

Total by segment:
National Rural	$1,909,442		$1,559,097		$350,345
RTFC	229,970		230,300		(330)
NCSC	57,339		65,882		(8,543)
Total unsecured credit exposure	$2,196,751	11%	$1,855,279	10%	$341,472

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria are met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment on the original terms is not anticipated, or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, the Company typically places the loan on non-accrual status and reverses all accrued and unpaid interest back to the date of the last payment.  The Company generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition.  At February 29, 2008 and May 31, 2007, the Company had non-performing loans outstanding in the amount of $504 million and $502 million, respectively.  All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At February 29, 2008 and May 31, 2007, non-performing loans include $498 million and $493 million, respectively, to Innovative Communication Corporation (“ICC”).  Loans outstanding to ICC continue to increase due to accrued legal costs associated with ongoing litigation to recover the outstanding loan balance.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to the Company since June 2005.  RTFC is the primary secured lender to ICC.

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

On September 21, 2007, the United States District Court for the Virgin Islands, Bankruptcy Division, in response to an involuntary petition filed by the Greenlight Entities, entered an order for relief under Chapter 11 of the United States Bankruptcy Code thereby placing ICC in its own bankruptcy proceeding.  In response to a motion by RTFC, the Bankruptcy Court ordered appointment of a Chapter 11 trustee for ICC on October 3, 2007.  Certain parties have moved for reconsideration of and/or appealed one or more orders of the Bankruptcy Court and have requested a stay pending ruling by the District Court.  RTFC believes both that the moving parties have no standing and that the motions to reconsider and appeal have no merit.  Pending the appeal, the Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries, and has begun to marshal RTFC collateral and other assets for disposition and eventual payment in respect of RTFC’s claims and the claims of other parties-in-interest.  On January 2, 2008, the Chapter 11 trustee of ICC filed a motion seeking authority to sell substantially all of ICC’s assets, including stock in ICC’s operating subsidiaries.  The Court has entered an order approving certain sale motions presented on February 1, 2008.

In response to a motion by the Greenlight Entities, joined by RTFC, the Bankruptcy Court converted Prosser’s individual Chapter 11 bankruptcy to a Chapter 7 liquidation on October 3, 2007.  Prosser has filed a notice of appeal of the conversion order.  RTFC believes that the appeal has no merit.  Pending the appeal, the Chapter 7 trustee has advised that he intends to marshal Prosser’s non-exempt assets for disposition and eventual payment in respect of creditor claims.  On December 3, 2007, the Chapter 7 trustee of Prosser’s estate filed a motion to approve sale procedures and for authority to sell Prosser’s controlling shares in the Virgin Islands Community Bank Corp.  The sale has closed, with net proceeds of approximately $2.2 million.

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

For a more detailed description of the contingencies related to the non-performing loans outstanding to ICC, see Note 13 to the consolidated financial statements.  Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at February 29, 2008.

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

On December 26, 2007, the Company received $3 million, which is a share of the settlement proceeds from the VarTec estates’ litigation against certain former directors and officers.  At February 29, 2008, the Company had a receivable for $3 million, which has a payment priority from the bankruptcy estates; in addition, the Company will share in recoveries that are in excess of the amount required to repay the DIP financing and cover expenses of the estates.

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

At February 29, 2008 and May 31, 2007, restructured loans totaled $584 million and $603 million, respectively.  A total of $526 million and $545 million of restructured loans were on non-accrual status with respect to the recognition of interest income at February 29, 2008 and May 31, 2007, respectively.  At February 28, 2007, there were $551 million of restructured loans on non-accrual status.

At February 29, 2008 and May 31, 2007, the Company had $526 million and $545 million, respectively, of restructured loans outstanding to CoServ. All restructured CoServ loans have been on non-accrual status since January 1, 2001.  In addition, a total of $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at both February 29, 2008 and May 31, 2007.  Total loans to CoServ at February 29, 2008 and May 31, 2007 represented 2.8% and 2.9% of the Company's total loans and guarantees outstanding, respectively.

Under the terms of a bankruptcy settlement, National Rural restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to National Rural through December 2037.  As part of the restructuring, National Rural may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  When CoServ requests capital expenditure loans from National Rural, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to National Rural.  As of February 29, 2008, a total of $20 million was outstanding to CoServ under this loan facility.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.  National Rural has received no notice from CoServ that it intends to prepay the loan.

CoServ and National Rural have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  National Rural's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at February 29, 2008.

Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama.  Pioneer had also invested in a propane gas operation, which it has sold.  Pioneer had experienced deterioration in its financial condition as a result of losses in the gas operation.  At February 29, 2008 and May 31, 2007, National Rural had a total of $52 million in loans outstanding to Pioneer.  Pioneer was current with respect to all debt service payments at February 29, 2008.  National Rural is the principal creditor to Pioneer.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at February 29, 2008.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change.  The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At February 29, 2008 and May 31, 2007, National Rural had impaired loans totaling $1,083 million and $1,099 million, respectively.  At February 29, 2008 and May 31, 2007, National Rural had specifically reserved a total of $317 million and $397 million, respectively, to cover impaired loans.

The following chart presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

(Dollar amounts in thousands)	February 29, 2008	May 31, 2007
Non-performing loans	$504,375	$501,864
Percent of loans outstanding	2.70%	2.77%
Percent of loans and guarantees outstanding	2.56%	2.61%

Restructured loans	$584,495	$603,305
Percent of loans outstanding	3.13%	3.33%
Percent of loans and guarantees outstanding	2.96%	3.14%

Total non-performing and restructured loans	$1,088,870	$1,105,169
Percent of loans outstanding	5.83%	6.10%
Percent of loans and guarantees outstanding	5.52%	5.75%

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

Management makes recommendations to the board of directors of National Rural regarding write-offs of loan balances.  In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and the collateral securing the borrower's loans.  Since inception in 1969, write-offs totaled $211 million and recoveries totaled $34 million for a net write-off of $177 million.  For the period from June 1, 2002 to February 29, 2008, write-offs totaled $78 million and recoveries totaled $7 million for a net write-off of $71 million.

Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below:

	For the nine months ended and as of		For the year ended and as of
	February 29,	February 28,	May 31,
(Dollar amounts in thousands)	2008	2007	2007
Beginning balance	$561,663	$611,443	$611,443
Recovery of loan losses	(47,900)	-	(6,922)
Net write-offs	(16,503)	(77)	(42,858)
Ending balance	$497,260	$611,366	$561,663

Loan loss allowance by segment:
National Rural	$496,891	$610,778	$561,113
NCSC	369	588	550
Total	$497,260	$611,366	$561,663

As a percentage of total loans outstanding	2.66%	3.43%	3.10%
As a percentage of total non-performing loans outstanding	98.59%	112.94%	111.95%
As a percentage of total restructured loans outstanding	85.08%	100.16%	93.20%

National Rural has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance.  Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.

The Company's loan loss allowance decreased $64 million from May 31, 2007 to February 29, 2008.  Within National Rural's loan loss allowance at February 29, 2008 as compared to the prior year end, there was a decrease in the calculated impairments of $80 million.  The decrease to the calculated impairments was primarily due to a settlement agreement with VarTec resulting in a loan write-off of $17 million, payments received on impaired loans and lower variable interest rates at February 29, 2008 as compared to May 31, 2007.

In addition to the general portfolio reserve, the Company maintains an additional reserve for borrowers with a total exposure in excess of 1.5% of its total loans and guarantees outstanding.  The additional reserve is based on the amount of exposure in excess of 1.5% of the Company's total exposure, and the borrower's internal risk rating.  At February 29, 2008, the Company lowered the total exposure threshold from 1.5% to 1.0%, which provides a better match to the Company’s top ten credit exposures.  At February 29, 2008, the Company increased the reserve for the additional risk related to large exposures by $18 million.

The allowance for all other loans decreased by $2 million.

Liabilities, Minority Interest and Equity
Outstanding Debt
The following chart provides a breakout of debt outstanding:

(Dollar amounts in thousands)	February 29, 2008	May 31, 2007	Increase/ (Decrease)
Short-term debt:
Commercial paper (1)	$3,032,163	$2,784,619	$247,544
Bank bid notes	200,000	100,000	100,000
Long-term debt with remaining maturities less than one year	3,206,966	1,367,504	1,839,462
Subordinated deferrable debt with remaining maturities less than one year	-	175,000	(175,000)
Total short-term debt	6,439,129	4,427,123	2,012,006
Long-term debt:
Collateral trust bonds	2,886,358	4,017,357	(1,130,999)
Notes payable	2,559,612	2,532,630	26,982
Medium-term notes	4,286,932	4,745,232	(458,300)
Total long-term debt	9,732,902	11,295,219	(1,562,317)
Subordinated deferrable debt	311,440	311,440	-
Members' subordinated certificates:
Membership certificates	649,461	649,424	37
Loan certificates	670,113	624,888	45,225
Guarantee certificates	101,311	107,135	(5,824)
Total members' subordinated certificates	1,420,885	1,381,447	39,438

Total debt outstanding	$17,904,356	$17,415,229	$489,127

Percentage of fixed rate debt (2)	84%	83%
Percentage of variable rate debt (3)	16%	17%
Percentage of long-term debt	64%	75%
Percentage of short-term debt	36%	25%
(1) Includes $298 million and $250 million related to the daily liquidity fund at February 29, 2008 and May 31, 2007, respectively.
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

Total debt outstanding at February 29, 2008 increased as compared to May 31, 2007 due primarily to the increase of $533 million loans outstanding.  During the first nine months of fiscal year 2008, $1,595 million of extendible CTBs and $250 million of extendible MTNs were reclassified from long-term debt to short-term debt because investors elected not to extend the maturity of the debt.  In January 2008, the Company issued $700 million of 5.45% collateral trust bonds due February 2018. An additional $500 million was borrowed under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program in August 2007.

The increase to members' subordinated certificates of $45 million for the nine months ended February 29, 2008 is primarily due to $60 million of new loan certificates related to the increase in loans outstanding offset by loan prepayments, normal amortization and maturities.

Minority Interest
At February 29, 2008 and May 31, 2007, the Company reported minority interests of $12 million and $22 million, respectively, on the consolidated balance sheets.  Minority interest represented 100% of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100% of the interest in their respective companies.

During the nine months ended February 29, 2008, NCSC’s net loss of $10.1 million exceeded its equity balance by $1.6 million, which eliminated the minority interest equity in NCSC.  In accordance with ARB 51, National Rural is required to absorb the $1.6 million NCSC excess loss.  NCSC’s losses during the nine months ended February 29, 2008 were primarily due to its $18 million in derivative forward value losses.  Future NCSC earnings will be used to offset NCSC losses absorbed by National Rural.

Minority interest at February 29, 2008 also decreased due to the retirement of $2 million of patronage capital to RTFC members in January 2008.

NCSC’s equity balance included in minority interest on the consolidated balance sheets was $8.6 million at May 31, 2007.

Equity
The following chart provides a breakout of the equity balances:

(in thousands)	February 29, 2008	May 31, 2007	Increase/ (Decrease)
Membership fees	$994	$997	$(3)
Education fund	709	1,406	(697)
Members' capital reserve	158,348	158,308	40
Allocated net income	320,064	405,598	(85,534)
Unallocated net income (1)	113,440	(23)	113,463
Total members' equity	593,555	566,286	27,269
Prior years cumulative derivative forward
value and foreign currency adjustments	131,551	225,849	(94,298)
Current period derivative forward value (2)	(155,394)	(79,744)	(75,650)
Current period foreign currency adjustments	-	(14,554)	14,554
Total retained equity	569,712	697,837	(128,125)
Accumulated other comprehensive income	11,617	12,204	(587)
Total equity	$581,329	$710,041	$(128,712)
(1) Excludes derivative forward value and foreign currency adjustments.  Unallocated net income at February 29, 2008 includes National Rural’s obligation to absorb NCSC losses in excess of their equity balance totaling $1.6 million.
(2) Represents the derivative forward value loss recorded by National Rural for the period.

Applicants are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to one thousand dollars depending on the membership class.  National Rural is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members.  National Rural maintains the current year net earnings as unallocated through the end of its fiscal year.  Subsequent to the end of the fiscal year, National Rural's board of directors allocates its net earnings to its members in the form of patronage capital and to board approved reserves.  Currently, National Rural has two such board approved reserves, the education fund and the members' capital reserve.  National Rural adjusts the net earnings it allocates to its members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52.  National Rural allocates a small portion, less than 1%, of adjusted net earnings annually to the education fund as required by cooperative law.  Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state.  The board of directors determines the amount of adjusted net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents earnings that are held by National Rural to increase equity retention.  The earnings held in the members' capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by National Rural's board of directors.  All remaining adjusted net earnings are allocated to National Rural's members in the form of patronage capital.  National Rural bases the amount of adjusted net earnings allocated to each member on the members' patronage of the National Rural lending programs in the year that the adjusted net earnings was earned.  There is no impact on National Rural's total equity as a result of allocating earnings to members in the form of patronage capital or to board approved reserves.  National Rural annually retires a portion of the patronage capital allocated to members in prior years.  National Rural's total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board approved reserves.

At February 29, 2008, total equity decreased by $129 million from May 31, 2007 due to the board authorized patronage capital retirement and a net loss of $42 million.  In July 2007, National Rural's board of directors authorized the retirement of allocated net earnings totaling $86 million, representing 70% of the fiscal year 2007 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated net earnings.  This amount was returned to members in cash in September 2007.

Contractual Obligations
The following table summarizes the long-term contractual obligations at February 29, 2008 and the scheduled reductions by fiscal year.

(in millions)						More than 5
Instrument	2008	2009	2010	2011	2012	Years	Total
Long-term debt due in less than one year	$84	$3,123	$-	$-	$-	$-	$3,207
Long-term debt	-	33	1,824	539	1,546	5,791	9,733
Subordinated deferrable debt	-	-	-	-	-	311	311
Members' subordinated certificates (1)	1	10	36	23	9	1,061	1,140
Operating leases (2)	1	3	2	-	-	-	6
Contractual interest on long-term debt (3)	178	623	518	468	421	4,566	6,774
Total contractual obligations	$264	$3,792	$2,380	$1,030	$1,976	$11,729	$21,171
(1) Excludes loan subordinated certificates totaling $281 million that amortize annually based on the outstanding balance of the related loan.  There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, thus an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2007, amortization represented 12% of amortizing loan subordinated certificates outstanding.
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
(3) Represents the interest obligation on the Company's debt based on terms and conditions at February 29, 2008.

Off-Balance Sheet Obligations
Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment:

			Increase/
(in thousands)	February 29, 2008	May 31, 2007	(Decrease)
Total by type:
Long-term tax-exempt bonds	$499,605	$526,185	$(26,580)
Indemnifications of tax benefit transfers	97,393	107,741	(10,348)
Letters of credit	381,436	365,766	15,670
Other guarantees	80,415	74,682	5,733
Total	$1,058,849	$1,074,374	$(15,525)
Total by segment:
National Rural	$990,472	$1,033,688	$(43,216)
RTFC	260	-	260
NCSC	68,117	40,686	27,431
Total	$1,058,849	$1,074,374	$(15,525)

The decrease in total guarantees outstanding at February 29, 2008 compared to May 31, 2007 is primarily due to the normal amortization on long-term tax-exempt bonds and tax benefit transfers offset by a $27 million increase to NCSC letters of credit outstanding.

At February 29, 2008 and May 31, 2007, the Company had recorded a guarantee liability totaling $14 million and $19 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations.

The following table summarizes the off-balance sheet obligations at February 29, 2008 and the related principal amortization and maturities by fiscal year.

(in thousands)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2008	2009	2010	2011	2012	Years
Guarantees (1)	$1,058,849	$11,207	$250,435	$157,296	$146,293	$101,306	$392,312
(1) On a total of $261 million of tax-exempt bonds, National Rural has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At February 29, 2008, the Company had unadvanced loan commitments totaling $12,995 million, an increase of $91 million compared to the balance of $12,904 million at May 31, 2007.  Unadvanced commitments are loans for which loan contracts have been approved and executed, but funds have not been advanced.  The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, it does not anticipate funding most of these commitments.  Approximately 57% and 56% of the outstanding commitments at February 29, 2008 and May 31, 2007, respectively, were for short-term or line of credit loans.  Substantially all above mentioned credit commitments contain material adverse change clauses, thus for a borrower to qualify for the advance of funds, the Company must be satisfied that there has been no material change since the loan was approved.

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

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity.  Based on this formula, the leverage ratio at February 29, 2008 was 33.93, an increase from 26.64 at May 31, 2007.  The increase in the leverage ratio is due to a decrease of $129 million in total equity and an increase of $823 million to total liabilities offset by a decrease of $16 million in guarantees as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Financial Condition".

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity.  At February 29, 2008 and May 31, 2007, the adjusted leverage ratio was 7.43 and 6.81, respectively.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The increase in the adjusted leverage ratio is due to a decrease of $118 million in adjusted equity and an increase in adjusted liabilities of $665 million offset by a decrease in guarantees of $16 million as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Financial Condition".  In addition to the adjustments made to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity.  The debt to equity ratio, based on this formula at February 29, 2008 was 32.11, an increase from 25.13 at May 31, 2007.  The increase in the debt to equity ratio is due to the decrease of $129 million to total equity and an increase of $823 million to total liabilities as discussed under the Liabilities, Minority Interest and Equity section of "Financial Condition".

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity.  At February 29, 2008 and May 31, 2007, the adjusted debt to equity ratio was 6.98 and 6.37, respectively.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.  The increase in the adjusted debt to equity ratio is due to the decrease of $118 million in adjusted equity and an increase of $665 million in adjusted liabilities.

Credit Ratings
The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies registered with the SEC, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings.  The following table presents the Company's credit ratings at February 29, 2008.

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

At February 29, 2008, Standard & Poor’s Corporation and Fitch Ratings had the Company’s ratings on positive outlook and Moody's Investors Service had the Company's ratings on stable outlook.

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

Sources of Liquidity
Capital Market Debt Issuance
At February 29, 2008, the Company had effective registration statements for the issuance of $2,703 million of medium-term notes and $165 million of subordinated deferrable debt.  The Company qualifies as a well-known seasoned issuer under SEC rules and filed an automatic shelf registration statement for collateral trust bonds in October 2007.  This automatic shelf registration statement is effective for three years for an unlimited amount of collateral trust bonds.   The Company has Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market.  The Company also has Board authorization to issue $1.9 billion of medium-term notes in the Australian market.  At February 29, 2008, the Company has not utilized any of the European or Australian market authorizations.  In addition, the Company has a commercial paper program under which it sells commercial paper to investors in the capital markets.  The Company limits the amount of commercial paper that can be sold to the amount of backup liquidity available under the Company's revolving credit agreement.  The Company also obtains short-term funding from the sale of floating rate demand notes under its daily liquidity fund program. The registration statement for the daily liquidity fund program is effective for a three-year period ending April 2010 for a total of $20 billion with a limitation on the aggregate principal amount outstanding at one time of $3 billion.

Private Debt Issuance
Beginning in fiscal year 2006, the Company made use of two sources of private debt issuance.  In July 2005, the Company issued $500 million of notes to Farmer Mac due in July 2008 and secured such issuance with the pledge of loans to distribution systems as collateral.  The Company is also authorized to borrow up to $2.5 billion under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program, of which $2.5 billion was outstanding at February 29, 2008.  On August 7, 2007, National Rural received the remaining $500 million available under FFB loan facilities, as $2 billion of funding was outstanding at May 31, 2007.  National Rural is required to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding.

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

In March 2008, the Company sold to Farmer Mac $400 million of floating rate debt due in 2013 and secured by the pledge of National Rural distribution system mortgage notes.

Member Loan Repayments
Scheduled repayments on long-term loans are expected to average $950 million a year for fiscal years 2008 to 2012.  There has been significant prepayment activity over the past two fiscal years in the telecommunications loan programs.  It is not anticipated that there will be significant loan prepayments over the next few years.

Member Loan Interest Payments
During the nine months ended February 29, 2008, interest income on the loan portfolio was $778 million, representing an average yield of 5.67% as compared to 5.60% for the nine months ended February 28, 2007.  At February 29, 2008, 81% of the total loans outstanding had a fixed rate of interest and 19% of loans outstanding had a variable rate of interest. At February 29, 2008, a total of 6% of loans outstanding were on a non-accrual basis with respect to the recognition of interest income.

Bank Revolving Credit Facility
The following is a summary of the amounts available under the Company's revolving credit agreements:

(Dollar amounts in thousands)	February 29, 2008	May 31, 2007	Termination Date	Facility fee per annum (1)
364-day agreement (2)	$1,125,000	$1,125,000	March 14, 2008	0.05 of 1%
Five-year agreement	1,125,000	1,125,000	March 16, 2012	0.06 of 1%
Five-year agreement	1,025,000	1,025,000	March 22, 2011	0.06 of 1%
Total	$3,275,000	$3,275,000
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

Upfront fees of between 0.03 and 0.05 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at February 29, 2008, totaling in aggregate $1 million, which will be amortized on a straight-line basis over the life of the agreements.  No upfront fees were paid to the banks for their commitment to the 364-day facility.  Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fees are 0.05 of 1% for all three agreements in place at February 29, 2008.

Effective February 29, 2008 and May 31, 2007, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the periods ended February 29, 2008 and May 31, 2007:

		Actual
	Requirement	February 29, 2008	May 31, 2007

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.16	1.09

Minimum adjusted TIER at fiscal year end (1)	1.05	1.12	1.12

Maximum ratio of senior debt to total equity	10.00	7.26	6.65

(1) The Company must meet this requirement in order to retire patronage capital.  The adjusted TIER reported at February 29, 2008 is the amount from the prior year end, the last measurement date for this ratio.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but National Rural must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

Subsequent to the end of the quarter, the 364-day revolving credit agreement in place at February 29, 2008 totaling $1,125 million was replaced on March 14, 2008 with a new 364-day agreement totaling $1,500 million expiring on March 13, 2009.  Any amount outstanding under the new 364-day agreement may be converted to a one-year term loan at the end of the revolving credit period with a 0.10 of 1% per annum fee on the outstanding principal amount of the term loan.  The facility fee for the 364-day facility is 0.05 of 1% per annum based on the pricing schedule in place at March 14, 2008.  Upfront fees of $147,000 were paid to the banks based on their commitment level to the 364-day agreement.  The agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee of 0.05 of 1% must be paid on the outstanding balance.  National Rural's five-year agreement totaling $1,025 million is still in effect and expires on March 22, 2011.  National Rural's five-year agreement totaling $1,125 million is still in effect and expires on March 16, 2012.  The total committed credit available under these three current facilities was $3,650 million at March 14, 2008.

Member Investments
At February 29, 2008 and May 31, 2007, members funded 19.6% and 20.9%, respectively, of total assets as follows:

	February 29, 2008		May 31, 2007		Increase/
(Dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,411,075	47%	$1,633,653	59%	$(222,578)
Medium-term notes	358,069	7%	307,622	6%	50,447
Members' subordinated certificates	1,420,885	100%	1,381,447	100%	39,438
Members' equity (3)	593,555	100%	566,286	100%	27,269
Total	$3,783,584		$3,889,008		$(105,424)
Percentage of total assets	19.6%		20.9%
Percentage of total assets less derivative assets (3)	20.0%		21.2%
(1) Represents the percentage of each line item outstanding to National Rural members.
(2) Includes $298 million and $250 million related to the daily liquidity fund at February 29, 2008 and May 31, 2007, respectively.
(3) See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

Uses of Liquidity
Loan Advances
Loan advances are the result of new loans approved to members and from the unadvanced portion of loans that were approved prior to February 29, 2008.  At February 29, 2008, the Company had unadvanced loan commitments totaling $12,995 million.  The Company does not expect to advance the full amount of the unadvanced commitments at February 29, 2008.  Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations.  Approximately 57% of the outstanding commitments at February 29, 2008 were for short-term or line of credit loans.  The Company anticipates that over the next twelve months, loan advances will be approximately equal to the scheduled loan repayments.

Interest Expense on Debt
For the nine months ended February 29, 2008, interest expense on debt was $693 million, representing 5.05% of the average loan volume for which the debt was used as funding.  The interest expense on debt represented 5.30% of the average loan volume for which the debt was used as funding for the nine months ended February 28, 2007.  At February 29, 2008, a total of 84% of outstanding debt had a fixed interest rate and 16% of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following February 29, 2008 and thereafter is as follows:

Amount
(Dollar amounts in millions)	Maturing (1)
2008	$85
2009	3,166
2010	1,860
2011	562
2012	1,555
Thereafter	7,163
Total	$14,391
(1) Excludes loan subordinated certificates totaling $281 million that amortize annually based on the outstanding balance of the related loan.  There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments thus, an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2007, amortization represented 12% of amortizing loan subordinated certificates outstanding.

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

Interest Rate Risk
The interest rate risk exposure is related to the funding of the fixed rate loan portfolio.  The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loans are advanced.  The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt.  The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans.  The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect.  Long-term loans typically have maturities of up to 35 years.  Borrowers may select fixed interest rates for periods of one year through the life of the loan.  To mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 61).  The interest rate risk is deemed minimal on variable rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans.  At February 29, 2008 and May 31, 2007, 19%, and 18%, respectively, of loans carried variable interest rates.

Matched Funding Policy
To monitor interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis (see chart on page 61).  It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets.  At February 29, 2008, the Company had $14,851 million of fixed rate assets amortizing or repricing, funded by $14,299 million of fixed rate liabilities maturing during the next 30 years and $424 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity.  The difference of $128 million, or less than 1% of total assets and total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity.  Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members' subordinated certificates and members' equity.  With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans.  The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.  Variable rate assets which reprice monthly or semi-monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members' equity and bank bid notes.  The schedule allows the Company to analyze the impact on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to TIER.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at February 29, 2008.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of February 29, 2008

May 31,		June 1,	June 1,	June 1,	June 1,
2008		2008 to	2010 to	2012 to	2017 to	Beyond
or		May 31,	May 31,	May 31,	May 31,	June 1,
(Dollar amounts in millions)	prior	2010	2012	2017	2027	2027	Total
Assets:
Amortization and repricing	$245	$3,617	$3,182	$3,838	$2,801	$1,168	$14,851
Total assets	$245	$3,617	$3,182	$3,838	$2,801	$1,168	$14,851

Liabilities and members' equity:
Long-term debt	$243	$3,312	$3,881	$3,756	$1,625	$254	$13,071
Subordinated certificates	6	47	82	70	243	780	1,228
Members' equity (1)	13	26	28	121	101	135	424
Total liabilities and members' equity	$262	$3,385	$3,991	$3,947	$1,969	$1,169	$14,723

Gap (2)	$(17)	$232	$(809)	$(109)	$832	$(1)	$128
Cumulative gap	$(17)	$215	$(594)	$(703)	$129	$128
Cumulative gap as a % of total assets	(0.09)%	1.12%	(3.08)%	(3.65)%	0.67%	0.66%
Cumulative gap as a % of adjusted total assets (3)	(0.09)%	1.14%	(3.14)%	(3.72)%	0.68%	0.68%
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

Use of Derivatives
At February 29, 2008 and May 31, 2007, the Company was a party to interest rate exchange agreements with a total notional amount of $12,957 million and $12,533 million, respectively.  The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy.  Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk.  The Company will enter into interest rate exchange agreements only with highly rated financial institutions.  National Rural used interest rate exchange agreements to synthetically change the interest rate from a variable rate to a fixed rate on $7,701 million as of February 29, 2008 and $7,277 million as of May 31, 2007 of debt used to fund long-term fixed rate loans.  Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $5,256 million of long-term debt as of February 29, 2008 and May 31, 2007.  The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

At February 29, 2008 and May 31, 2007, there were no foreign currency exchange agreements outstanding.

Counterparty Risk
The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements.  To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings.  At February 29, 2008 and May 31, 2007, the Company was a party to interest rate exchange agreements with notional amounts totaling $12,957 million and $12,533 million, respectively.  To date, the Company has not experienced a failure of a counterparty to perform as required under any of these agreements.  At the time counterparties are selected to participate in the Company's exchange agreements, the counterparty must be a participant in one of its revolving credit agreements.  At February 29, 2008, the Company's interest rate exchange agreement counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor's Corporation.

Foreign Currency Risk
The Company may issue commercial paper, medium-term notes or bonds denominated in foreign currencies.  At February 29, 2008 and May 31, 2007, there was no foreign denominated debt outstanding.  When the Company issues foreign denominated debt, it typically mitigates foreign currency risk by entering into an exchange agreement to lock in the exchange rate for all interest and principal payments through maturity.

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

At February 29, 2008, the Company had the following notional amount and fair values associated with exchange agreements that contain rating triggers.  For the purpose of the presentation, the Company has grouped the rating triggers into two categories, (1) ratings from Moody's Investors Service falls to Baa1 or from Standard & Poor's Corporation falls to BBB+ and (2) ratings from Moody's Investors Service falls below Baa1 or from Standard & Poor's Corporation falls below BBB+.

(in thousands)	Notional Amount	Required Company Payment	Amount Company Would Collect	Net Total
Rating Level:
Fall to Baa1/BBB+	$1,739,419	$(45,283)	$82,534	$37,251
Fall below Baa1/BBB+	7,183,620	(203,636)	136,855	(66,781)
Total	$8,923,039	$(248,919)	$219,389	$(29,530)

See chart on page 57 for National Rural's senior unsecured credit ratings as of February 29, 2008.

Additionally, if ratings from Moody's Investors Service fall below Baa2 or from Standard & Poor's Corporation fall below BBB, the Company would be required to pledge collateral equal to the net obligation, or net fair value, of the related exchange agreements, due to the affected counterparty, if any.  At February 29, 2008, the net obligation totaled $18 million for the $718 million notional amount of exchange agreements subject to this rating trigger.

Liquidity Risk
The Company faces liquidity risk in the funding of its loan portfolio and refinancing its maturing obligations.  The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are generally required to be paid down annually.  On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity.  At February 29, 2008, the Company had a total of $3,207 million of long-term debt maturing during the next twelve months.  The Company funds the loan portfolio with a variety of debt instruments and its members' equity.  The Company typically does not match fund each of its loans with a debt instrument of similar final maturity.  Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years.

The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years.  Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding.  Factors that mitigate liquidity risk include the Company maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis.  At February 29, 2008 and May 31, 2007, the Company had a total of $3,275 million in revolving credit agreements and bank lines of credit.  Subsequent to the end of the quarter, on March 14, 2008, the Company increased the total of its revolving credit agreements to $3,650 million.  In addition, the Company limits the amount of dealer commercial paper and bank bid notes outstanding in the funding of loans.  The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes outstanding at 15% or less of total debt outstanding.  At February 29, 2008 and May 31, 2007, there was a total of $1,680 million and $1,118 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 9% and 6%, respectively, of the Company's total debt outstanding.

National Rural continues to see significant investment support from its members with $3.2 billion of commercial paper, daily liquidity fund, medium-term notes and subordinated certificate investments outstanding at February 29, 2008.  The member debt investments represented 18% of the total debt outstanding at February 29, 2008.  In addition, National Rural had a total of $3 billion of privately placed debt outstanding at February 29, 2008, $2.5 billion of which was guaranteed by the U.S. Government under the REDLG program.  National Rural borrowed the remaining $500 million authorized under the REDLG program during the nine months ended February 29, 2008, which limited the amount of long-term public debt required during the period.  The private placements of debt represented 17% of total debt outstanding at February 29, 2008.  National Rural did not experience any difficulty issuing its commercial paper in the capital markets, although there was a slight widening of the spread demanded by investors.  NCSC did experience some issues with the issuance of its commercial paper, which carries a guarantee from National Rural.  Due to the significant increase in spread demanded by investors, NCSC was limited to issuing very short maturities for a period of time during the nine months ended February 29, 2008.  The slightly higher spread paid on dealer commercial paper did not have a significant impact on National Rural's funding cost, as dealer commercial paper has represented 8% or less of total debt during this period.  At the time of this filing, neither National Rural or NCSC are experiencing any difficulties issuing commercial paper and current spreads are consistent with National Rural’s historic trading levels.

National Rural lends only to its electric and telephone utility members and their affiliates and thus, does not have any residential mortgage exposure.  National Rural's loan portfolio is heavily weighted by electric distribution systems, which provide an essential service to their customers in a defined service territory where, in many cases, there is no competition.

Holders of $2,140 million of the Company’s extendible debt elected not to extend the maturity during the nine months ended February 29, 2008.  As a result, $1,845 million of extendible debt was reclassified from long-term debt to short-term debt based on maturity dates ranging from August 2008 through February 2009.  The remaining $295 million of extendible debt will mature in fiscal year 2010.

At February 29, 2008, the Company was the guarantor and liquidity provider for $261 million of tax-exempt bonds issued for its member cooperatives.  A total of $133 million of such tax-exempt bonds were in flexible and weekly mode, which reprice every seven to thirty-five days.  A total of $51 million of such tax-exempt bonds reprice semi-annually.  A total of $77 million of such bonds were in unit price mode and reprice approximately every 30 days.  National Rural has not been required to purchase any of the bonds in its role as liquidity provider.  In addition to these tax-exempt bonds, National Rural was the guarantor, but not liquidity provider, for $224 million of tax-exempt bonds that were in the auction rate mode.  National Rural has not been required to perform under the guarantee of its members’ tax-exempt bonds.

For additional information of risks related to the Company's business, see Item 1A. "Risk Factors".

Non-GAAP Financial Measures

The Company makes certain adjustments to financial measures in assessing its financial performance that are not in accordance with GAAP.  These non-GAAP adjustments fall primarily into two categories:  (1) adjustments related to the calculation of the TIER ratio, and (2) adjustments related to the calculation of leverage and debt to equity ratios.  These adjustments reflect management's perspective on the Company's operations, and in several cases adjustments used to measure covenant compliance under its revolving credit agreements, and thus, the Company believes these are useful financial measures for investors.  The Company refers to its non-GAAP financial measures as "adjusted" throughout this document.

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

	Three months ended		Nine months ended
(in thousands)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Interest expense	$(233,468)	$(247,441)	$(720,810)	$(752,036)
Adjusted to include: Derivative cash settlements	10,463	44,442	30,299	76,190
Adjusted interest expense	$(223,005)	$(202,999)	$(690,511)	$(675,846)

Net interest income	$33,108	$17,432	$77,007	$37,770
Adjusted to include: Derivative cash settlements	10,463	44,442	30,299	76,190
Adjusted net interest income	$43,571	$61,874	$107,306	$113,960

(Loss) income prior to income taxes and minority interest	$(4,586)	$48,696	$(56,328)	$(52,396)
Adjusted to exclude: Derivative forward value	64,266	4,189	173,278	120,779
Foreign currency adjustments	-	(1,886)	-	15,413
Adjusted income prior to income taxes and minority interest	$59,680	$50,999	$116,950	$83,796

Net (loss) income	$(323)	$48,635	$(41,931)	$(50,579)
Adjusted to include: Minority interest net income	(2,088)	(566)	(8,211)	(1,244)
Adjusted to exclude: Derivative forward value	64,266	4,189	173,278	120,779
Foreign currency adjustments	-	(1,886)	-	15,413
Adjusted net income	$61,855	$50,372	$123,136	$84,369

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following chart provides the calculations for TIER and adjusted TIER.

	Three months ended		Nine months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
TIER (1)	-	1.20	-	-
Adjusted TIER	1.28	1.25	1.18	1.12
(1) For the three and nine months ended February 29, 2008, the Company reported a net loss of $0.3 million and $42 million, respectively.  For the nine months ended February 28, 2007, the Company reported a net loss of $51 million.  Thus, the TIER calculation for those periods result in a value below 1.00.

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

(in thousands)	February 29, 2008	May 31, 2007
Liabilities	$18,666,263	$17,843,151
Less:
Derivative liabilities	(370,761)	(71,934)
Debt used to fund loans guaranteed by RUS	(251,135)	(255,903)
Subordinated deferrable debt	(311,440)	(486,440)
Subordinated certificates	(1,420,885)	(1,381,447)
Adjusted liabilities	$16,312,042	$15,647,427

Total equity	$581,329	$710,041
Less:
Prior years cumulative derivative forward value and
foreign currency adjustments	(131,551)	(225,849)
Current period derivative forward value (1)	155,394	79,744
Current period foreign currency adjustments	-	14,554
Accumulated other comprehensive income	(11,617)	(12,204)
Subtotal members' equity	593,555	566,286
Plus:
Subordinated certificates	1,420,885	1,381,447
Subordinated deferrable debt	311,440	486,440
Minority interest	12,086	21,989
Adjusted equity	$2,337,966	$2,456,162

Guarantees	$1,058,849	$1,074,374
(1) Represents the derivative forward value loss recorded by National Rural for the period.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and adjusted debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following chart provides the calculated ratios for leverage and debt to equity, as well as the adjusted ratio calculations.  The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

	February 29, 2008	May 31, 2007
Leverage ratio	33.93	26.64
Adjusted leverage ratio	7.43	6.81

Debt to equity ratio	32.11	25.13
Adjusted debt to equity ratio	6.98	6.37

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 60.

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

PART II.OTHER INFORMATION

Item 1A.             Risk Factors

  Refer to Part I, Item 1A. Risk Factors in the Company's Form 10-K for the year ended May 31, 2007 for information regarding factors that could affect the Company's results of operations, financial condition and liquidity.  There have been no changes to the Company's risk factors during the quarter ended February 29, 2008.

Item 6.                 Exhibits

4.5	–	Revolving Credit Agreement dated as of March 14, 2008 for $1,500 million expiring on March 13, 2009.

4.21	–
Indenture for Clean Renewable Energy Bonds, Tax Credit Series dated as of January 1, 2008, between the Registrant and U.S. Bank Trust National Association.  The Indenture has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

4.22	–	Note Purchase Agreement dated as of March 27, 2008 for $400,000,000 between the Registrant and Federal Agricultural Mortgage Corporation.

4.23	–	Pledge Agreement dated as of March 27, 2008, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association.

4.24	–	Registration Rights Agreement dated as of March 27, 2008 between the Registrant and Federal Agricultural Mortgage Corporation.

4.25	–	Variable Rate Senior Note due 2013 dated as of March 27, 2008 from the Registrant to Federal Agricultural Mortgage Corporation.

31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

April 14, 2008